Form 10-Q
period 2009-03-31
Altisource Portfolio Solutions S.A.
filed 2009-06-30
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:                      to
Commission File Number: 1-34354
Altisource Portfolio Solutions S.A.

(Exact name of registrant as specified in its charter)

Luxembourg	Not Applicable

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2-8 Avenue Charles de Gaulle, L-1653 Luxembourg
Grand Duchy of Luxembourg, R.C.S. Luxembourg: B 72 391

(Address of principal executive offices) (Zip Code)
(407) 737-5419

(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐     No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑

ALTISOURCE PORTFOLIO SOLUTIONS S.à r.l.
FORM 10-Q

PART 1 — FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
ALTISOURCE PORTFOLIO SOLUTIONS S.à r.l.
COMBINED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except share data)

	March 31,	December 31,
	2009	2008
Assets
Current assets:
Cash	$5,249	$6,988
Accounts receivable, net	9,719	9,077
Prepaid expenses and other current assets	2,510	3,021
Due from affiliates	4,700	—
Deferred tax asset, net	—	268

Total current assets	22,178	19,354

Premises and equipment, net	8,640	9,304
Intangible assets, net	35,754	36,391
Goodwill	10,631	11,540
Other assets	86	86

Total assets	$77,289	$76,675

Liabilities and Invested Equity

Current liabilities:
Accounts payable and accrued expenses	$4,965	$4,767
Capital lease obligations — current	812	916
Line of credit and other secured borrowings	—	1,123
Current deferred tax liability, net	165	—
Other current liabilities	5,672	6,213

Total current liabilities	11,614	13,019

Capital lease obligations — non current	313	440
Deferred tax liability, net	2,390	2,670

Commitments and contingencies (Note 6)

Stockholder’s Equity
Common stock, EUR 25 par value; 263,412 shares authorized, issued and outstanding	6,059	6,059
Invested equity	56,913	54,487

Total stockholder’s equity	62,972	60,546

Total liabilities and stockholder’s equity	$77,289	$76,675

The accompanying notes are an integral part of these combined consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.à r.l.
COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands)

	For the three months ended March 31,
	2009	2008
Revenue	$42,619	$42,548
Cost of revenue	28,003	29,676

Gross profit	14,616	12,872

Selling, general and administrative expenses	7,478	7,389

Income from operations	7,138	5,483

Other income (expense), net
Interest income	—	13
Interest expense	(614)	(683)
Other, net	(5)	11

Total other income (expense), net	(619)	(659)

Income before income taxes	6,519	4,824
Income tax provision	(2,080)	(1,354)

Net income	$4,439	$3,470

Transactions with related parties included above:
Revenue	$20,165	$16,794

Selling, general and administrative expenses	$1,943	$2,191

Interest expense	$(569)	$(609)

The accompanying notes are an integral part of these combined consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.à r.l.
COMBINED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009 (Unaudited)
(Dollars in thousands)

	Common Stock	Invested Equity
Balance at December 31, 2008	$6,059	$54,487
Net income	—	4,439
Net transfers to parent	—	(2,013)

Balance at March 31, 2009	$6,059	$56,913

The accompanying notes are an integral part of these combined consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.à r.l.
COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the three months ended March 31,
	2009	2008
Cash flows from operating activities
Net income	$4,439	$3,470

Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	1,435	1,763
Amortization of intangible assets	637	666
Deferred income taxes, net	153	—
Changes in operating assets and liabilities:
Accounts receivable, net	(642)	5,795
Prepaid expenses and other current assets	511	53
Due from affiliates	(4,700)	—
Other assets	—	19
Accounts payable and accrued expenses	198	(879)
Other current liabilities	(541)	1,096

Net cash flow from operating activities	1,490	11,983

Cash flows from investing activities
Additions to premises and equipment, net	(771)	(266)

Net cash flow from investing activities	(771)	(266)

Cash flows from financing activities
Repayment of short-term borrowings	—	(147)
Principal payments on capital lease obligations	(231)	(439)
Payments of line of credit	(1,123)	—
Net distribution to Parent	(1,104)	(12,108)

Net cash flow from financing activities	(2,458)	(12,694)

Net decrease in cash	(1,739)	(977)

Cash at beginning of period	6,988	5,688

Cash at end of period	$5,249	$4,711

The accompanying notes are an integral part of these combined consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.à r.l.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
NOTE 1 DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SEPARATION
Description of Business
     Altisource Portfolio Solutions S.à r.l. (“Altisource” or the “Company”), together with its subsidiaries, provides real estate mortgage portfolio management and related technology products and asset recovery and customer relationship management services. Altisource was incorporated under the laws of Luxembourg on November 4, 1999 as Ocwen Luxembourg S.à r.l., renamed Altisource Portfolio Solutions S.à r.l. on May 12, 2009 and is planned to be converted into Altisource Portfolio Solutions S.A. (“Restructuring”). Altisource filed a Registration Statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on May 13, 2009 (the “Registration Statement”) and has applied to list its common stock on the The NASDAQ Stock Market LLC under the symbol “ASPS.” Except as otherwise indicated or unless the context otherwise requires, “Altisource,” “we,” “us,” “our” and the “Company” refer to Altisource Portfolio Solutions S.à r.l., a Luxembourg private limited liability company, and its subsidiaries.
     We manage our operations through three reportable segments: Through our Mortgage Services business, we provide residential mortgage origination and default management services including due diligence, underwriting, valuation, real estate sales, default processing services, property inspection and preservation services, homeowner outreach, closing and title services and knowledge process outsourcing services. Through our Financial Services business, we provide asset recovery management and customer relationship management primarily to the financial services, consumer products, telecommunications and utilities industries. Through our Technology Products business, we provide technology products and services to the mortgage industry including our REAL suite of applications that provide production applications and support to servicing and origination businesses.
Basis of Presentation
     The combined consolidated financial statements present the historical results of operations, assets and liabilities attributable to the Altisource businesses. These financial statements have been prepared on a “carve-out” basis from Ocwen Financial Corporation (“Ocwen” or “Parent’) and, because a direct ownership relationship did not exist among the various units comprising the Altisource business, combine and do not consolidate Altisource Portfolio Solutions S.à r.l. and its subsidiaries with Ocwen’s wholly-owned subsidiaries NCI Holdings, Inc. (“NCI”); Nationwide Credit, Inc. (a wholly-owned subsidiary of NCI); Premium Title Services, Inc., REALHome Services and Solutions, Inc.; Portfolio Management Outsourcing Solutions, LLC; and Western Progressive Trustee LLC. Once Ocwen contributes the subsidiaries to Altisource Portfolio Solutions S.à r.l., these financial statements will be presented on a consolidated and not combined basis. Per share data have not been presented since these financial statements are prepared on a combined basis.
     Within these financial statements, entities that are part of Ocwen’s consolidated results of operations, but are not part of Altisource as defined above, are referred to as “related entities”. These combined consolidated financial statements also reflect the capital structures of the each of the combined subsidiaries.
     These combined consolidated financial statements also include allocations of expenses from Ocwen. Ocwen currently provides certain corporate functions to Altisource, including business insurance, medical insurance and employee benefit plan expenses and allocations for certain centralized administration costs for executive management, treasury, real estate, accounting, auditing, tax, risk management, internal audit, human resources and benefits administration. We determined these allocations using proportional cost allocation methods including the use of relevant operating profit, fixed assets, sales and payroll measurements. Specifically, personnel and all associated costs, including compensation, benefits, occupancy and other costs, are allocated based on the estimated percentage of time spent by the individual in the various departments. External costs such as audit fees, legal fees, business insurance and other are allocated based on a combination of the sales, fixed assets and operating profits of the department, whichever is most appropriate given the nature of the expense.
     The Company eliminates from its financial results all intercompany transactions between entities included in the combination. The combined consolidated financial statements may not be indicative of the Company’s future performance and do not necessarily reflect what its combined consolidated results of operations, financial position and cash flows would have been had the Company operated as an independent company during the periods

ALTISOURCE PORTFOLIO SOLUTIONS S.à r.l.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
presented. For instance, Altisource expects to incur costs in excess of those allocated by Ocwen for maintaining a separate Board of Directors, obtaining a separate audit, relocating certain executive management and hiring additional personnel to operate separate from Ocwen. The charges for these functions are included primarily in “Selling, general and administrative expenses” in the combined consolidated statements of operations. In addition, Ocwen has allocated interest expense to us based upon our portion of assets to Ocwen’s total assets which is reflected as “Interest expense” in the combined consolidated statements of operations. Management believes such allocations are reasonable; however, they may not be indicative of the actual expense that would have been incurred had the Company been operating as an independent company for the periods presented. To the extent that an asset, liability, revenue or expense is directly associated with the Company, it is reflected in the accompanying combined consolidated financial statements.
     We have prepared our combined consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete combined consolidated financial statements. In the opinion of management, all normal recurring adjustments considered necessary to fairly state the results for the interim periods presented have been included. The preparation of combined consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our combined consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Our combined consolidated financial statements should be read in conjunction with our combined consolidated financial statements and notes for the year ended December 31, 2008 contained in our Registration Statement on Form 10 filed with the SEC.
Separation
     In November 2008, the Board of Directors of Ocwen authorized the pursuit of a plan to separate, through a tax free spin-off, the majority of the operations of the knowledge process outsourcing business currently known as the Ocwen Solutions business, into a separate public company (the “Separation”). As of the date of the Separation Ocwen will contribute to Altisource the business operations of Ocwen not already included in Altisource. Altisource also has business operations that will remain with Ocwen after the Separation, and we will distribute those operations to Ocwen as of the date of the Separation. The operations of BMS Holdings, Inc., an equity investment which Ocwen refers to as BMS, and Global Servicing Solutions, LLC, a majority owned consolidated investment which Ocwen refers to as GSS, will remain with Ocwen after the Separation. As the operations of these businesses are not similar to our business, are managed and financed autonomously and do not share common offices with Altisource, we have excluded them from these combined consolidated financial statements. We intend for the Separation to be tax-free for United States federal income tax purposes. The Separation is subject to certain conditions including but not limited to confirmation of the tax-free treatment of the spin-off, necessary regulatory approvals, any required lender counterparty consents and final approval by the Ocwen Board of Directors.
     In connection with the Separation, Ocwen will distribute all of the Altisource common stock to Ocwen’s shareholders (the “Distribution”). Ocwen’s stockholders will receive one share of Altisource common stock for every three shares of Ocwen common stock held as of the date of the Separation (the “Separation Date”). Altisource and Ocwen also will enter into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the Separation including a separation agreement, a tax matters agreement, an employee matters agreement, an intellectual property agreement, a data center and disaster recovery agreement, a transition services agreement and certain long-term servicing contracts (collectively, the “Agreements”). Assuming final approvals are obtained, Ocwen currently is targeting a Separation Date in the third quarter of 2009.
Foreign Currency Translation
     Where the functional currency is not the U.S. dollar, we translate assets and liabilities of foreign entities into U.S. dollars at the current rate of exchange existing at the balance sheet date and revenues and expenses at average monthly rates. We include the resulting translation adjustments as a component of invested equity. Where the

ALTISOURCE PORTFOLIO SOLUTIONS S.à r.l.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
functional currency of a foreign entity is the U.S. dollar, re-measurement adjustments are included in the results of operations. Such adjustments were not material for any period presented.
NOTE 2 NEW ACCOUNTING PRONOUNCEMENTS
     Statement of Financial Accounting Standards (“SFAS”) No. 141 (R), “Business Combinations — a replacement of FASB Statement No. 141”(“SFAS No. 141(R)”). SFAS No. 141(R) modifies certain elements of the acquisition method of accounting used for all business combinations. The statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at the full amounts of their fair values, with limited exceptions specified in the statement. If the business combination is achieved in stages (a step acquisition), an acquirer also is required to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. The statement requires the acquirer to recognize restructuring and acquisition costs separately from the business combination. The statement also requires the disclosure of information necessary to understand the nature and effect of the business combination. This guidance was amended further by FASB Staff Position (“FSP”) no. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” that was issued in April 2009. The FSP requires that contingences acquired in a business combination be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. The FSP also require that an acquirer disclose information that enables users of its financial statements to evaluate the nature and financial effects of a business combination that occurs either during the current reporting period or after the reporting period but before the financial statements are issued. The adoption of SFAS No. 141(R) and the related FSP on January 1, 2009 did not have an impact on our combined consolidated balance sheets or statements of operations.
     SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51.” The FASB issued SFAS No. 160 on December 4, 2007. The statement establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the invested equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. The statement clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, when a subsidiary is deconsolidated, this statement requires that a parent recognize a gain or loss in net income based on the fair value of the entire entity, irrespective of any retained ownership, on the deconsolidation date. Such a gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. The adoption of SFAS No. 160 on January 1, 2009 did not have an impact on our combined consolidated balance sheets or statements of operations.
     SFAS No. 165, “Subsequent Events.” The FASB issued SFAS No. 165 on May 28, 2009. The statement introduces the concept of financial statements being available to be issued and requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 is effective for reporting periods ending after June 15, 2009. The Company has not yet determined the impact, if any, that the implementation of SFAS No. 165 will have on its combined consolidated financial statements.
NOTE 3 RELATED PARTY TRANSACTIONS
     Altisource historically has conducted business with Ocwen and its subsidiaries. Concurrent with the Separation, we will enter into a transition services agreement under which Ocwen will provide to Altisource, and vice versa, certain short term transition services, such as human resources, vendor management, corporate services, six sigma, quality assurance, quantitative analytics, treasury, accounting, risk management, legal, strategic planning, compliance and other areas. These agreements will go into effect at the time provided in such agreements.
     We recorded the revenues we earned from Ocwen based on our expectations of costs for providing such services in our historical results of operations for all periods up to the end of the first quarter of 2008. We recorded

ALTISOURCE PORTFOLIO SOLUTIONS S.à r.l.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
the revenues we earned from Ocwen since the beginning of the second quarter of 2008 at rates we believe to be market rates as they are consistent with one or more of the following: the fees we charge to other customers for comparable services; the rates Ocwen pays to other service providers; fees commensurate with market surveys prepared by unaffiliated firms: and prices being charged by our competitors. This change resulted in additional revenues of approximately $664 in the first quarter of 2009 than we would have recorded under our former cost-based method. These revised rates are materially consistent with the rates we will charge Ocwen under the various long-term servicing contracts into which we will enter in connection with the Separation.
     Altisource currently provides Ocwen and its subsidiaries with the following services:

Mortgage Services

- valuation services

- residential due diligence

- residential fulfillment support services

- real estate management and sales

- property inspection and preservation services

- closing and title services

- homeowner outreach

- trustee foreclosure services

Technology Products

- residential loan servicing software

- vendor management and order fulfillment software

- default resolution services

- IT infrastructure support

- invoice presentment and payment software

- commercial loan servicing software

Financial Services

- mortgage charge-off and deficiency collections
Due from affiliates
     Historically, Ocwen has managed the majority of the consolidated company’s financing activities centrally in order to optimize its costs of funding and financial flexibility at a corporate level. In March 2009, Ocwen borrowed $4,700 from an Altisource subsidiary on a short-term basis with interest based on LIBOR plus one percent. We reflect this balance in Due from affiliates in our combined consolidated balance sheet as Ocwen’s intent when the loan was initiated was to repay the amount within 90 days of originating the loan. Ocwen repaid the amount in full in May 2009.
Allocation of Corporate Costs
     We have recorded the costs of certain services that Ocwen has provided to the Company in these financial statements including charges for services such as business insurance, medical insurance and employee benefit plan expenses and allocations for certain centralized administration costs for treasury, real estate, accounting, auditing, tax, risk management, internal audit, human resources and benefits administration. Ocwen determined these allocations of centralized administration costs using proportional cost allocation methods including use of relevant operating profit, fixed assets, sales and payroll measurements. We include allocated costs in selling, general and administrative expenses in the combined consolidated statements of operations and within invested equity in the combined consolidated balance sheets. The allocation of corporate costs was $1,943 and $2,192 for the quarters ended March 31, 2009 and March 31, 2008, respectively. These costs represent management’s allocation of the costs incurred. However, these amounts may not be representative of the costs necessary for the Company to operate as a separate standalone company. We reflect costs paid by Ocwen on behalf of the Company in “net transfers to parent” in the combined consolidated statements of stockholder’s equity.
NOTE 4 LINE OF CREDIT AND OTHER SECURED BORROWINGS
     Our debt consisted of the following:

	Unused	Balance at
	Borrowing	March 31,	December 31,
Description	Capacity	2009	2008
Line of credit maturing July 2011	$4,096	$—	$1,123

Current portion of line of credit and other secured borrowings		—	1,123

Long-term portion		$—	$—

ALTISOURCE PORTFOLIO SOLUTIONS S.à r.l.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
     In July 2008, NCI entered into a revolving secured credit agreement with a financial institution that provides for borrowings of up to $10,000 through July 2011. Interest on the borrowings is based on either a rate of LIBOR plus two percent that is fixed for a period of 1, 3, 6 or 12 months, or a floating rated based on the prime rate less one percent, all as elected by NCI when the borrowing is made. All borrowings outstanding on December 31, 2008 were floating rate advances with an interest rate of 2.25%. No borrowings were outstanding on March 31, 2009. Substantially all of NCI’s assets, which comprise substantially all of the assets in our Financial Services segment, are pledged as collateral for this credit agreement. The agreement limits these borrowings to 85% of eligible accounts receivable, as defined in the agreement. The agreement contains financial covenants that reset annually and that require minimum adjusted pre-tax income levels for NCI as defined in the agreement that primarily require NCI to maintain a positive adjusted pre-tax income. We are in compliance with all financial covenants.
     In February 2009, we amended the agreement to make favorable modifications to the financial covenants for 2009 and agreed to increase the interest rate on the floating rate advances to prime plus 1.25%. On June 23, 2009 the Company terminated the agreement. There were no borrowings outstanding on the line of credit since the Company repaid the balance in full in January 2009.
NOTE 5 BUSINESS SEGMENT REPORTING
     Our business segments reflect the internal reporting that we use to evaluate operating performance and to assess the allocation of our resources by our chief operating decision maker. Our segments are based upon our organizational structure which focuses primarily on the products and services offered.
     We conduct our operations through three reporting segments and corporate. A brief description of our business segments are as follows:
     Mortgage Services includes due diligence, valuation, real estate sales, default processing services, property inspection and preservation services, homeowner outreach, closing and title services and knowledge process outsourcing services. Mortgage Services supports mortgage originators and servicers, insurance companies, hedge funds and commercial banks. Our services span the lifecycle of a mortgage loan from origination through the disposition of real estate owned properties.
     Financial Service provides asset recovery and customer relationship management services principally to the financial services, consumer products, telecommunications and utilities industries.
     Technology Products consists of products and services utilized in the mortgage industry including our REAL suite of applications that provide technology products to serve the needs of servicing and origination businesses. Our offerings include commercial and residential loan servicing and loss mitigation software, vendor management and a patented vouchless payable system and information technology solutions to manage and oversee payments to large-scale vendor networks.
     Corporate Items and Other. For the periods reported here, we have included only intercompany eliminations in Corporate Items and Other. Ocwen allocated interest income and expense to each business segment for funds raised or funding of investments made. Ocwen also allocated expenses generated by corporate support services to each business segment.

ALTISOURCE PORTFOLIO SOLUTIONS S.à r.l.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
     Financial information for our segments is as follows:

					Business
	Mortgage	Financial	Technology	Corporate Items	Segments
	Services	Services (2)	Products	and Other(1)	Consolidated
At or for the quarter ended:
March 31, 2009
Revenue	$17,700	$17,318	$10,573	$(2,972)	$42,619
Cost of revenue	10,411	14,069	6,495	(2,972)	28,003

Gross profit	7,289	3,249	4,078	—	14,616
Selling, general and administrative expenses	1,718	4,082	1,678	—	7,478

Income (loss) from operations	5,571	(833)	2,400	—	7,138
Other income (expense), net	(13)	(468)	(138)	—	(619)

Income (loss) before income taxes	$5,558	$(1,301)	$2,262	$—	$6,519

Total assets	$3,426	$60,682	$8,419	$4,762	$77,289

Depreciation and amortization	$3	$645	$787	$—	$1,435

Amortization of intangibles	$—	$637	$—	$—	$637

					Business
	Mortgage	Financial	Technology	Corporate Items	Segments
	Services	Services (2)	Products	and Other(1)	Consolidated
March 31, 2008

Revenue	$15,201	$19,499	$10,484	$(2,636)	$42,548
Cost of revenue	10,395	14,765	7,152	(2,636)	29,676

Gross profit	4,806	4,734	3,332	—	12,872
Selling, general and administrative expenses	1,641	4,243	1,730	(225)	7,389

Income (loss) from operations	3,165	491	1,602	225	5,483
Other income (expense), net	(28)	(468)	62	(225)	(659)

Income (loss) before income taxes	$3,137	$23	$1,664	$—	$4,824

Total assets	$3,068	$63,780	$10,794	$4,713	$82,355

	$27	$465	$1,271	$—	$1,763

	$—	$666	$—	$—	$666

(1)	Intercompany transactions primarily consist of information technology infrastructure services and charges for the use of certain REAL products from our Technology Products segment to our other two segments. Generally, we reflect these charges within technology and communication in the segment receiving the services, except for consulting services, which we reflect in professional services.

(2)	Includes depreciation and amortization of $528 and $220 in the three months ended March 31, 2009 and 2008, respectively, for assets reflected in the Technology Products segment.
NOTE 6 COMMITMENTS AND CONTINGENCIES
Litigation
     We have filed suit against a former equipment vendor seeking revocation of acceptance of the equipment and damages for breaches of implied warranties and related torts. Separately, we are party to a pending arbitration brought by the vendor seeking payment of annual support and maintenance fees for periods subsequent to when we returned the equipment to the vendor. The vendor also is requesting payment of discounts it provided to us purportedly to be a marketing partner for the vendor. In total, the former vendor is seeking damages of approximately $3,100. We believe that the vendor’s claims against us are without merit and intend to defend vigorously against this matter while at the same time pursue our claims against this vendor.
     Altisource is subject to various other pending legal proceedings. In our opinion, the resolution of the matter above and those other proceedings will not have a material effect on our financial condition, results of operations or cash flows.
Taxation
      We intend for the Distribution to be a tax-free transaction under Section 355 of the Code. However, Ocwen will recognize, and pay tax on, substantially all the gain it has in the assets that comprise Altisource as a result of the Restructuring. If the Distribution were not to qualify as a tax-free transaction, Ocwen may not recognize substantial taxable gain because most, if not all, of such gain would already have been recognized pursuant to the Restructuring of Altisource. Altisource has agreed to indemnify Ocwen for certain tax liabilities.

ALTISOURCE PORTFOLIO SOLUTIONS S.à r.l.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
As of March 31, 2008, the Company does not believe it has an indemnity obligation.
NOTE 7 SUBSEQUENT EVENTS
     On June 5, 2009 the Company completed the conversion of Altisource Portfolio Solutions S.à r.l. into a Luxembourg sociėtė anonyme, Altisource Portfolio Solutions S.A. This conversion has no impact on the financial statements as it reflects only a change in corporate form with no other changes to its operations or its capital structure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands)
     The following discussion should be read in conjunction with our Interim Combined Consolidated Financial Statements and the related notes, included in Item 1 of this Quarterly Report of Form 10-Q and with our Registration Statement on Form 10 as filed with the Securities and Exchange Commission on May 13, 2009.
     The discussion below contains forward-looking statements that are based upon our current expectations, which are subject to uncertainty and changes in circumstances. Our actual results may differ materially from the expectations due to changes in global, political, economic, business, competitive and market factors many of which are beyond our control. See “Forward-Looking Statements” included later in this Item 2.
     All dollar amounts not related to compensation are in thousands, unless otherwise indicated. We have not presented actual per share data since Altisource was included within Ocwen during all periods presented.
     Significant components of the management’s discussion and analysis of results of operations and financial condition include:

Page
Overview – The overview section provides a summary of Altisource and our reportable business segments and the principal factors affecting our results of operations. In addition, we provide a brief description of our basis of presentation for our financial results	14

Combined Consolidated Results of Operations – The combined consolidated results of operations section provides an analysis of our results on a combined consolidated basis for the quarters ended March 31, 2009 and March 31, 2008	16

Segment Results of Operations – The segment results of operations provides an analysis of our results on a reportable operating segment basis for the quarters ended March 31, 2009 and March 31, 2008	18

Liquidity and Capital Resources – The liquidity and capital resources section provides a discussion of our combined consolidated cash flows for the quarters ended March 31, 2009 and March 31, 2008 and of our outstanding debt and commitments existing at March 31, 2009	22

Other Matters – The other matters section provides a discussion of related party transactions and provisions of the various separation related agreements with Ocwen	24

Market Risk – We are principally exposed to market risk related to foreign currency exchange rates and interest rates. The market risk section discusses how we manage our exposure to these and similar risks	26

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)
OVERVIEW
     Altisource provides real estate mortgage portfolio management and technology products, asset recovery and customer relationship management services.
     We believe our competitive advantage is the ability to manage high value, knowledge-based job functions with our global platform while reducing operating variability. In general, we utilize integrated technology solutions that include pre-determined call scripts for our customer service personnel based on psychological principles and decision models. We operate our technology platforms to manage large scale distributed networks of vendors. This allows our customers to improve their business processes while reducing costs. Along with expanding our use of integrated technology solutions, a central tenet to our strategy is a focus on selling output or solutions (the number of units we produce or manage on behalf of our client), thereby enabling us to convert operational efficiency gains into higher margins and profitability per employee.
     We manage our operations through three reporting segments: Mortgage Services, Financial Services and Technology Products.
     Mortgage Services provides due diligence, valuation, real estate sales, default processing services, property inspection and preservation services, homeowner outreach, closing and title services and knowledge process outsourcing services. Our services span the lifecycle of a mortgage loan from origination through the disposition of real estate owned properties (“REO”).
     Financial Services comprises our asset recovery management and customer relationship management offerings to the financial services, consumer products, telecommunications and utilities industries. We specialize in, and our primary source of revenues for this segment is, contingency collections and customer relationship management for credit card issuers and other consumer credit providers.
     Technology Products is responsible for the design, development and delivery of technology products and services to the mortgage industry, including our REAL suite of applications that provide technology products to serve the needs of servicing and origination businesses. Our offerings include residential and commercial loan servicing and loss mitigation software, vendor management and a patented vouchless payable system to manage and oversee payments to large-scale vendor networks and information technology services. We build all of our technology platforms to be scalable, highly secure, flexible, standards-based and web connected. Standards and web connectivity ensure that our customers find our products easy to use. Further, we bring new products to market quickly because of the investments that we made in integrating our technology.
Separation from Ocwen
     In November 2008, the Board of Directors of Ocwen authorized management to pursue a reorganization of a number of predominantly non-U.S. operations including its knowledge process outsourcing business to be known as Altisource. On the Separation Date, we will distribute all of the shares of Altisource common stock to Ocwen’s shareholders in a tax-free distribution. Ocwen’s shareholders will receive one share of Altisource common stock for every three shares of Ocwen common stock they hold on the Record Date. Upon the Separation, Altisource will no longer be part of Ocwen.
     In connection with the Separation, we and Ocwen will enter into a Separation Agreement as well as certain other agreements to govern the terms of the separation and certain ongoing relationships between Ocwen and us subsequent to the separation. These agreements include a Transition Services Agreement, Tax Matters Agreement, Employee Matters Agreement, Intellectual Property Agreement, Services Agreement, Technology Products Services Agreement and Data Center and Disaster Recovery Services Agreement. These related party agreements are more fully described in the Interim Combined Consolidated Financial Statements and the related notes included in Item 1 of this Quarterly Report.
Basis of Presentation

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)
     Our historical combined consolidated financial statements include assets, liabilities, revenues and expenses directly attributable to our operations carved out of the historical operations of Ocwen’s consolidated financial statements. Our historical financial statements also reflect allocations of corporate expenses from Ocwen based on use, percentage of time or other methodologies management believes appropriate for such expenses. These corporate expenses primarily reflect an allocation to us of a portion of the compensation and related costs of certain senior officers and other personnel of Ocwen who will not be our employees after the Separation but who historically provided services to us.
     The historical financial statements included in this information statement may not be indicative of our future performance as a separate company following the Separation and do not necessarily reflect what our financial position, results of operations and cash flows would have been had we operated as a separate, stand-alone public entity during the periods presented. As part of Ocwen, we share certain corporate functions with Ocwen and Ocwen allocates a portion of its expenses to us to reflect our share of such expenses. We expect to enter into a Transition Services Agreement with Ocwen under which we and Ocwen will continue to share resources and provide services to each other on a fully allocated cost basis for up to two years. These services will include such services as human resources, vendor management, corporate services, six sigma activities, quality assurance, quantitative analytics, treasury, accounting, risk management, legal, strategic planning, compliance and other services. Given that these services will be at fully allocated cost, we expect that our costs will be approximately equal before and immediately after the Separation. However, we will transition from receiving such services from Ocwen over the next two years, which likely will increase the overall costs that we incur as we no longer will benefit from the economies of scale we generated as part of a larger organization and likely will have duplication of functions that would not be necessary if we were to remain a part of the Ocwen organization. We expect to incur between $2,000 and $4,000 per year of other expenses as a result of being a separate publicly traded company that are not reflected in our historical financial statements as more fully described in our Registration Statement on Form 10.
     We generated 40.1% of our revenues in 2008 and 47.3% of our revenues in the first quarter of 2009 from Ocwen businesses not included in the Separation or from providing services derived from Ocwen’s loan servicing portfolio. We anticipate that Ocwen will continue to be a significant customer for Altisource for the foreseeable future. We currently provide these services at rates that we consider to be market-based. We expect that the prices that we will charge for these services beginning with the Separation Date will be determined pursuant to these services agreements, which are subject to revision at specified intervals. If market conditions change and we are required to provide services to Ocwen at below market rates, we could experience decreased earnings and cash flows as well as greater variability in our performance compared to our historical results.
     The assets and liabilities assigned to us pursuant to the Separation Agreement are accounted for at the historical book values of such assets and liabilities. Prior to the Separation, Ocwen centrally manages the cash flows generated from our various activities.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)
COMBINED CONSOLIDATED RESULTS OF OPERATIONS
     The following table summarizes our combined consolidated operating results for the periods indicated. The transactions with related parties included in this table and throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations consist of transactions with Ocwen businesses not included in the Separation or transactions derived from Ocwen’s loan servicing portfolio.

	For the three months ended
	March 31, 2009	March 31, 2008	% change
Revenue	$42,619	$42,548	0.2%
Cost of revenue	28,003	29,676	(5.6)%

Gross profit	14,616	12,872	13.5%

Selling, general and administrative expenses	7,478	7,389	1.2%

Income from operations	7,138	5,483	30.2%

Other income (expense), net
Interest income	—	13	NM
Interest expense	(614)	(683)	(10.1)%
Other, net	(5)	11	NM

Total other income (expense), net	(619)	(659)	(6.1)%

Income before income taxes	6,519	4,824	35.1%
Income tax provision	(2,080)	(1,354)	53.6%

Net income	$4,439	$3,470	27.9%

Transactions with related parties included above:
Revenue	$20,165	$16,794	20.1%

Selling, general and administrative expenses	$1,943	$2,192	(11.4)%

Interest expense	$(569)	$(609)	(6.6)%

NM = Not meaningful
Revenues
     We completed the quarter ended March 31, 2009 with $42,619 in consolidated revenues as compared to $42,548 in 2008. The following table summarizes the revenues by segment for the quarters ended March 31, 2009, and 2008:

	For the three months ended March 31,
	2009	2008	% Change
Mortgage Services	$17,700	$15,201	16.4%
Financial Services	17,318	19,499	(11.2)%
Technology Products	10,573	10,484	0.8%
Corporate and eliminations	(2,972)	(2,636)	12.7%

Total revenues	$42,619	$42,548	0.2%

     Mortgage Services principally generates revenue by providing professional outsourced services that span the cycle of a mortgage loan. Although we provide services related to both mortgage originations and mortgage default

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)
services, our revenues are subject to fluctuation based on prevailing market conditions. Revenues relating to mortgage originations declined from the first quarter of 2008 to the first quarter of 2009 due to the decline in mortgage originations in the overall market. We anticipated this change and began in 2008 to develop new services relating to mortgage default management including property inspection and property preservation, closing and title services and default processing services. Revenues from these new services more than offset the decline in origination-related services in the first quarter of 2009, resulting in an overall increase in revenues of 16.4% for Mortgage Services.
     Financial Services revenues declined 11.2% from the first quarter of 2008 to the first quarter of 2009 due primarily to lower collection rates from obligors on the debt. We experienced declining collection rates throughout 2008 and the first quarter of 2009. We believe this decline is reflective of the current economic climate and is consistent with the collections industry in general.
     Technology Products revenues increased slightly over the first quarter of 2008 due primarily to a change in our billings to Ocwen and inter-segment charges from a cost-based method to a market-based rate card in the second quarter of 2008. Under the cost-based method, we based our billings to Ocwen and our inter-segment charges on our expectation of costs for providing such services. We performed these cost-based billings on overall expectations of how we would allocate our resources with limited changes to reflect actual costs. Our market-based rate cards include charges for specific functions or services that we provide that are at rates that we believe approximate what market participants would charge in arms-length transactions. We establish the rates based on specific functions such as the number of loans processed on the Altisource licensed system or the number of employees that are using the applicable systems. We bill for these services on a monthly basis, and the billings change monthly based on activity levels. We change the rates periodically based on changes we identify in the market, but generally maintain consistent rates from month to month. This change resulted in approximately $664 of additional revenues in the first quarter of 2009 than we would have recorded under the cost-based method. We believe these rates to be market rates as they are consistent with one or more of the following: the fees we charge to other customers for comparable services; the rates Ocwen pays to other service providers; fees commensurate with market surveys prepared by unaffiliated firms; and prices being charged by our competitors. These revised rates are materially consistent with the rates we will charge Ocwen under the various long-term servicing contracts into which we will enter in connection with the Separation.
     We intend to cross-sell our mortgage services and technology products going forward and doing so should increase the overall value we provide to our customers as well as improve our profitability.
Cost of revenue
     Cost of revenue includes: (i) payroll and employee benefits associated with personnel employed in customer service roles; (ii) fees paid to external providers of valuation, title, due diligence and other outsourcing services, as well as printing and mailing costs for correspondence with debtors; and (iii) technology and telephone expenses as well as depreciation and amortization of operating assets.
     Cost of revenue decreased 5.6% in the first quarter of 2009 compared to a 0.2% increase in revenues. Our gross profit grew 13.5% to $14,616 in 2009. These improvements relate primarily to Mortgage Services, in which we leveraged our workforce, our proprietary processes and the imbedded technology to increase our gross margins. Gross profit also benefited from the change in our Technology Products billings as noted above. The positive changes in these two segments outweighed the decrease in gross margin within Financial Services that primarily resulted from the lower collection rates we experienced in the first quarter of 2009.
Selling, general and administrative expenses
     Selling, general and administrative expenses increased $89 or 1.2% in the first quarter of 2009, relating primarily to Mortgage Services. As we increased the number of service offerings, we also increased the overhead associated with them.
Income from Operations and Income Before Income Taxes

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)
     We improved income from operations by 30.2% and income before income taxes by 35.1% in the first quarter of 2009 due primarily to the gross profit increases generated and the minimal increase in selling, general and administrative expenses.
Income Tax Provision
     Income tax provision was $2,080 in the first quarter of 2009 and $1,354 in the first quarter of 2008, an increase of 53.6%. Our effective tax rate was 31.9% in the first quarter of 2009 and 28.1% in the first quarter of 2008. Income tax provision on income before income tax differs from amounts that would be computed by applying the Luxembourg federal corporate income tax rate of 28.6% primarily because of the effect of differing tax rates outside of Luxembourg, indefinite deferral on earnings of non-U.S. affiliates and additional foreign income taxes. The additional non-U.S. foreign income taxes were the primary reason for the increase in our effective tax rate between periods.
SEGMENT RESULTS OF OPERATIONS
     The following section provides a discussion of pre-tax results of operations of our business segments for the quarters ended March 31, 2009 and 2008.
     A summary of our operating results by segment for the three months ended March 31, 2009 is as follows:

				Corporate	Altisource
	Mortgage	Financial	Technology	and	Portfolio
	Services	Services	Products	Eliminations	Solutions
Revenues	$17,700	$17,318	$10,573	$(2,972)	$42,619
Cost of revenue	10,411	14,069	6,495	(2,972)	28,003

Gross profit	7,289	3,249	4,078	—	14,616
Selling, general and administrative expenses	1,718	4,082	1,678	—	7,478

Income (loss) from operations	5,571	(833)	2,400	—	7,138

Other income (expense), net	(13)	(468)	(138)	—	(619)

Income (loss) before income taxes	$5,558	$(1,301)	$2,262	$—	$6,519

Transactions with related parties included above:
Revenue	$14,361	$367	$8,409	$(2,972)	$20,165

Selling, general and administrative expenses	$1,128	$188	$627	$—	$1,943

Other income (expense), net	$(12)	$(458)	$(99)	$—	$(569)

     Transactions between segments primarily consist of information technology infrastructure services and charges for the use of certain REAL products from our Technology Products segment to our other two segments. Generally, we reflect these charges within cost of revenue in the segment receiving the services, except for consulting services, which we reflect in selling, general and administrative expenses. All material inter-segment transactions are eliminated.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)
Mortgage Services

	For the three months ended March 31,
	2009	2008
Selected statement of operations data
Revenues:
Residential property valuation	$7,345	$8,204
Closing and title services	4,421	4,038
Knowledge process outsourcing	3,065	2,863
Mortgage due diligence	81	117
Other (1)	2,788	(21)

Total revenue	17,700	15,201
Cost of revenue	10,411	10,395

Gross profit	7,289	4,806
Selling, general and administrative expenses	1,718	1,641

Income from operations	5,571	3,165

Other expense, net	(13)	(28)

Income before income taxes	$5,558	$3,137

Transactions with related parties included above:
Revenue	$14,361	$11,978

Selling, general and administrative expenses	$1,128	$1,301

Other income (expense), net	$(12)	$(27)

(1)	Other primarily includes property inspection and preservation services, real estate sales and default processing services.
Revenues
     In our Mortgage Services segment, we generate the majority of our revenue by providing outsourced services that span the lifecycle of a mortgage loan. In addition to our relationship with Ocwen, we have longstanding relationships with some of the leading capital markets firms, commercial banks, hedge funds, insurance companies and lending institutions and provide products that enhance their ability to make informed investment decisions and manage their core operations.
     Our total revenues improved by $2,499 or 16.4% in the first quarter of 2009. While our legacy products, including valuation, pre-foreclosure title services and mortgage due diligence have declined, we offset these changes by increasing the array and geographical range of the mortgage and default services that we provide to originators and servicers. These services include default processing, property inspection and preservation, homeowner outreach, real estate sales and post-foreclosure title services. We anticipate that we will continue to grow our revenues from these new products in each successive quarter of 2009.
Cost of revenue
     Our revenues increased by 16.4% and our cost of revenues increased by 0.2% in the first quarter of 2009 as compared to 2008, resulting in a 51.7% increase in gross profit for Mortgage Services. This improvement is due primarily to improvements in our processes relating to order placements with subcontractors that enabled us to deliver our services more timely while also lowering the fees we pay to the subcontractors. We anticipate that we will continue to benefit from these cost savings throughout 2009.
Selling, general and administrative expenses

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)
     Selling, general and administrative expenses increased by 4.7% in the first quarter of 2009 due primarily to the 2008 quarter including a reversal of a portion of the provision for bad debts due to collections made in the quarter as well as $225 of inter-segment consulting fees paid to our Technology Products segment.
Income from operations and Income before income taxes
     Income from operations increased $2,406 or 76.0% in the first quarter of 2009. Income before income taxes increased by $2,421 or 77.2% in the same period. These changes resulted from the growth in revenue with corresponding smaller increases in cost of revenue and other expenses.
Financial Services

	For the three months ended March 31,
	2009	2008
Selected statement of operations data
Revenues:
Asset recovery management	$14,289	$17,475
Customer relationship management	3,029	2,024

Total revenue	17,318	19,499
Cost of revenue	14,069	14,765

Gross profit	3,249	4,734

Selling, general and administrative expenses	4,082	4,243

(Loss) income from operations	(833)	491

Other expense, net	(468)	(468)

(Loss) income before income taxes	$(1,301)	$23

Transactions with related parties included above:
Revenue	$367	$58

Selling, general and administrative expenses	$188	$205

Other income (expense), net	$(458)	$(481)

Revenues
     In our Financial Services segment, we generate the majority of our revenue from asset recovery management fees we earn for collecting amounts due to our customers and from fees we earn for performing customer relationship management for our customers. Revenues declined by 11.2% in the first quarter of 2009 as compared to the first quarter of 2008 due to lower collection rates that we experienced and which we believe are due to the current economic climate and are consistent with the collections industry in general.
Cost of revenue
     Cost of revenue declined 4.7% in the quarter due primarily to a reduction of our compensation and benefits costs. We aggressively reduced the number of collectors beginning in the fourth quarter of 2008, and continued these efforts in the first quarter of 2009. However, we experienced an increase in account placements and we are attempting to collect on more accounts for our customers. We have limited ability to reduce certain collection related costs such as letters to debtors and telephone charges, resulting in our costs not decreasing at the same rate as our revenues. We continue to analyze our cost structure and intend to manage our costs in anticipation of low collection rates through the remainder of 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)
Selling, general and administrative expenses
     Selling, general and administrative expenses declined 3.8% in the first quarter of 2009 primarily due to reductions we made in our compensation relating to support functions. We acquired NCI in June 2007 and fully integrated its operations during 2008, allowing us to eliminate duplicate costs and reduce our overall costs. As with our collection costs, we plan to continue managing our selling, general and administrative costs through the remainder of 2009.
(Loss) income from operations and (Loss) income before income taxes
     We incurred losses in the current quarter compared to income in the quarter ended March 31, 2008 due to the lower collection rates that impacted NCI individually and the collections industry in general. We lowered our compensation and other costs and continue to analyze our operations to identify additional cost savings. We plan to implement additional changes in the second and third quarters of 2009 in order to improve our results in our Financial Services segment.
Technology Products

	For the three months ended March 31,
	2009	2008
Selected statement of operations data
Revenues:
IT infrastructure services	$5,637	$5,851
REAL suite	4,936	4,633

Total revenue	10,573	10,484
Cost of revenue	6,495	7,152

Gross profit	4,078	3,332
Selling, general and administrative expenses	1,678	1,730

Income from operations	2,400	1,602

Other (expense) income, net	(138)	62

Income before income taxes	$2,262	$1,664

Revenue from transactions with other operating segments	$2,972	$2,636

Transactions with related parties included above:
Revenue	$8,409	$7,394

Selling, general and administrative expenses	$627	$685

Other income (expense), net	$(99)	$(101)

Revenues
     Our change to a market-based rate card in the second quarter of 2008 resulted in our recording revenues of approximately $664 more revenue in 2009 than we would have recorded had we continued to use the cost-based system. Without the impact of this change, our revenues would have decreased by 5.5% due primarily to lower revenues from external customers for our REAL suite as one customer exited the market and we lowered the price to another customer due to changes in their usage. We recently renewed an agreement with an existing customer that we anticipate will increase our revenues with this customer for the remainder of 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)
Cost of revenue
     Cost of revenue declined 9.2% in the first quarter of 2009 due primarily to lower compensation costs as we integrated the NCI technology personnel into the existing technology group and eliminated certain positions. Our technology costs also decreased due to lower depreciation expense as several assets became fully depreciated in 2008.
Selling, general and administrative expenses
     Selling, general and administrative expenses declined 3.0% in the first quarter of 2009 due to lower travel expenses and lower allocations from Ocwen, partially offset by higher provisions for bad debts as we collected a significant amount of past due accounts in the first quarter of 2008 and decreased our provision in that quarter.
Income from operations and Income before income taxes
     The slight increase in revenues and the decreases in cost of revenue and selling, general and administrative expenses resulted in an increase in our income from operations of 49.8%. We recorded inter-segment consulting fees of $225 from our Mortgage Services segment in the 2008 period that increased our income before income taxes in that period. Without this other income in the 2009 period, our income before income taxes increased 35.9% over the first quarter of 2008.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
     Management believes our ability to generate cash flow from operations coupled with cash on hand will be adequate to meet anticipated cash requirements, which principally include operational expenditures, working capital and capital spending. Management believes that Altisource will have sufficient cash and other financial resources to fund current operations and meet its obligations beyond the next twelve months without incurring additional debt. Ocwen intends to contribute cash to us sufficient to ensure that we have a minimum cash balance of at least $7,000 at the Separation Date.
     Total borrowings, as well as cash as presented in the accompanying historical combined consolidated financial statements, reflect only those balances we required to operate as a subsidiary of Ocwen. Historically, Ocwen has managed the majority of the consolidated company’s financing activities centrally in order to optimize its costs of funding and financial flexibility at a corporate level. In addition, Ocwen has allocated interest expense to us based upon our portion of assets to Ocwen’s total assets which has resulted in interest charges reflected on our combined consolidated statement of operations. These interest charges reflect an allocation and are not indicative of the interest charge we expect to incur as a separate company.
     As a separate company, Altisource intends to employ a disciplined cash policy that seeks first to maintain a strong balance sheet and second to invest in compelling growth opportunities that include development of new services, primarily within our Mortgage Services segment, as well as acquisitions. In most cases, we are able to grow our business organically with little to no additional capital. In addition, for over 60% of the revenues we earn, we are paid as we provide the service or within a limited timeframe (i.e., within one week) which minimizes our working capital requirements and ensures sufficient timely cash flows to fund operations. Furthermore, our operations generated positive cash flow in each of the past three years and we only required a contribution from Ocwen in order to acquire NCI in June 2007. We expect to continue to generate positive cash flow from operations throughout 2009 and in subsequent years.
     In June 2009, the Company terminated its existing revolving credit facility after considering its positive operating cash flows year-to-date and the administrative costs of maintaining the facility. We continue to believe that the Company has sufficient operating cash flows and, if necessary, access to debt markets at reasonable costs as well as equity markets (subject to the limitations described in our Registration Statement on Form 10) to finance our operations for at least the next twelve months even without this facility.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)
Cash Flows

	For the three months ended March 31,
	2009	2008	% Change
Net income adjusted for non-cash	$6,664	$5,899	$13.0%
Working capital	(5,174)	6,084	(185.0)%

Cash flow from operating activities	1,490	11,983	(87.6)%
Cash flow from investing activities	(771)	(266)	189.8%
Cash flow from financing activities	(2,458)	(12,694)	80.6%

Net change in cash	(1,739)	(977)	78.0%
Cash at beginning of period	6,988	5,688	22.9%

Cash at end of period	$5,249	$4,711	11.4%

     Cash flow from operations consists of two components including net income adjusted for depreciation, amortization and certain other non-cash items and working capital. We generated $1,490 in cash flow from operations in the first quarter of 2009, which includes $6,664 in positive cash flows from operations which primarily reflects our profitability adjusted for non-cash items in the quarter, offset by a $4,700 advance to an affiliated entity we made as part of Ocwen’s centralized cash management function. The entity repaid this advance in the second quarter of 2009, and we do not anticipate that similar advances will be made in future periods as we are preparing for the Separation and curtailing our participation in Ocwen’s centralized cash management function. In the three months ended March 31, 2008, we generated significant collections on accounts receivable compared to other quarters, resulting in greater cash flows from operations in that period.
     Our cash flows from investing activities include our purchases of premises and equipment. We had relatively low purchases in the first quarters of 2009 and 2008 and anticipate based on our internal forecasts that our purchases will increase in the later quarters of 2009 to be relatively consistent with the levels of 2008 and 2007.
     Our cash flows from financing activities primarily include payments on debt and the net change in our invested equity balance. We participate in a centralized cash management program with Ocwen. We made a significant amount of our cash disbursements through centralized payable systems which were operated by Ocwen, and a significant amount of our cash receipts were received by us and transferred to centralized accounts maintained by Ocwen. There are no formal financing arrangements with Ocwen, and we recorded all cash receipts and disbursement activity between Ocwen and us through invested equity in the combined consolidated balance sheets and as net distributions or contributions to parent in the combined consolidated statements of invested equity and cash flows because we consider such amounts to have been contributed by or distributed to Ocwen. The decrease in the amount of the distribution to Ocwen from the first quarter of 2008 to the first quarter of 2009 is due to the greater cash flow from operations that we generated in the 2008 period, the majority of which Ocwen transferred to its own accounts.
Capital Resources
Changes in Financial Condition
     Total assets increased by 0.8% in the first quarter of 2009 primarily due to contributions from Ocwen to NCI and an increase in accounts receivable, substantially offset by reductions due to accumulated depreciation on premises and equipment in excess of new additions and amortization of intangible assets with no additions.
     Total liabilities decreased by 11.2% in the first quarter of 2009 due primarily to payments we made on our line of credit and on capital lease obligations.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)
     At March 31, 2009, we had $56,913 of invested equity, an increase of $2,426 from December 31, 2008 that primarily was due to income we generated in the quarter.
Contractual Obligations
     Our contractual obligations consist primarily of our capital lease obligations and operating leases. We believe that we have adequate resources to meet all contractual obligations as they come due.
Off-Balance Sheet Arrangements
     We do not have any material off-balance sheet arrangements other than operating leases.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     We have prepared our financial statements in accordance with GAAP. These principles are numerous and complex. We have summarized our significant accounting policies in the notes to our combined consolidated financial statements as of and for the year ended December 31, 2008 included in our Registration Statement on Form 10. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. It is impracticable for us to summarize every accounting principle that requires us to use judgment or estimates in our application. Nevertheless, in our Registration Statement on Form 10, we discuss the areas for which we believe that the estimations, judgments or interpretations that we have made, if different, would have yielded the most significant differences in our combined consolidated financial statements. For information regarding significant accounting policies, see Note 2 to our combined consolidated financial statements in our Registration Statement on Form 10.
RECENT ACCOUNTING PRONOUNCEMENTS
     For information regarding recent accounting pronouncements, see Note 3 to our combined consolidated financial statements in our Registration Statement on Form 10.
OTHER MATTERS
Related Party — Ocwen
     For the quarter ended March 31, 2009, approximately $14,361 of the Mortgage Services, $5,437 of the Technology Products and $367 of the Financial Services segment revenues were from sales to Ocwen businesses not included in the Separation or sales derived from Ocwen’s loan servicing portfolio. Services provided to Ocwen included residential property valuation, title services, REO asset management, property inspection and property preservation, core technology back office support and multiple business technologies including our REAL suite of products. We provided all services at rates we believe to be comparable to market rates.
     We expect to enter into various arrangements with Ocwen in conjunction with the Separation. These arrangements may involve, or may appear to involve, conflicts of interest. See the detailed discussion in the “Risk Factors” and “Affiliate Relationships and Related Party Transactions” sections of our Registration Statement on Form 10 for more information about these arrangements.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)
FORWARD-LOOKING STATEMENTS
     This Quarterly Report contains forward-looking statements that relate to, among other things, our future financial and operating results. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” or the negative of these terms and other comparable terminology including, but not limited to the following:
•	assumptions related to the sources of liquidity and the adequacy of financial resources;

•	assumptions about our ability to grow our business;

•	assumptions about our ability to reduce our cost structure;

•	expectations regarding collection rates in our Financial Services segment;

•	expectations as to the effect of resolution of pending legal proceedings on our financial condition; and

•	estimates regarding our reserves and valuations.
     Forward-looking statements are not guarantees of future performance and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the risks discussed in “Risk Factors” in our Registration Statement on Form 10 and the following:
•	our ability to retain existing customers and attract new customers

•	general economic and market conditions;

•	governmental regulations, taxes and policies; and

•	availability of adequate and timely sources of liquidity.
     Forward-looking statements speak only as of the date they are made and should not be relied upon. Altisource undertakes no obligation to update or revise forward-looking statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK (Dollars in thousands)
     Market risk includes risks relating to derivative financial instruments, other financial instruments and derivative commodity instruments. These risks may be classified as liquidity risk, interest rate risk and foreign currency exchange rate risk.
     Following the Separation, the risks related to our business will include certain market risks that may affect our debt and other financial instruments. In particular, we will face the market risks associated with interest rate movements on our outstanding debt. We expect to assess market risks regularly and to establish policies and business practices to protect against the adverse effects of these exposures.
     We are exposed to foreign currency exchange rate risk in connection with our investment in non-U.S. dollar functional currency operations to the extent that our foreign exchange positions remain unhedged. Our operations in Luxembourg, Canada, Uruguay and India expose us to foreign currency exchange rate risk, but we consider this risk to be insignificant.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     See “Note 16, Commitments and Contingencies” of our Registration Statement on Form 10 for information regarding legal proceedings.
ITEM 1A. RISK FACTORS
     We include a discussion of the principal risks and uncertainties that affect or could affect our business operations on pages 11 through 21 of our Registration Statement on Form 10.
ITEM 5. OTHER INFORMATION
UNAUDITED PRO FORMA FINANCIAL INFORMATION
     Altisource was incorporated under the laws of Luxembourg on November 4, 1999 as Ocwen Luxembourg S.à r.l., renamed Altisource Portfolio Solutions S.à r.l. on May 12, 2009 and converted into Altisource Portfolio Solutions S.A. on June 5, 2009. As of the date of the Separation Ocwen will contribute to Altisource the business operations intended to constitute the Altisource businesses that are not already included in Altisource. Altisource also has business operations that will remain with Ocwen after the Separation, and we will distribute those operations to Ocwen as of the date of the Separation.
     Altisource will enter into a Transition Services Agreement with Ocwen under which we and Ocwen will provide to each other services in such areas a human resources, vendor management, corporate services, six sigma, quality assurance, quantitative analytics, treasury, accounting, risk management, legal, strategic planning, compliance and other areas for up to two years. Each company will provide such services at fully-allocated cost and management believes that such allocations will be materially consistent with current cost levels incurred by Altisource as a part of Ocwen. We have not contemplated any financial impact of this agreement in the following pro forma results of operations. We do anticipate that we will incur increased costs associated with being a separate publicly traded company including, but not limited to, maintaining a separate Board of Directors and obtaining a separate audit as well as changes that we expect in our tax profile, personnel needs, financing and operations of the contributed business as a result of the Separation from Ocwen. We also expect to incur costs to relocate certain executives and to grant a limited number of stock options to executives subsequent to the Separation. We estimate that all of such expenses will range from $2,000 to $4,000 per year in excess of amounts currently allocated to us by Ocwen for similar expenses.

PART II — OTHER INFORMATION
Unaudited Pro Forma Combined Consolidated Balance Sheet
March 31, 2009

		Pro Forma
	Historical	Adjustments		Pro Forma
Cash	$5,249	$—	(1)	$5,249
Accounts receivable, net	9,719	—		9,719
Prepaid expenses and other current assets	2,510	—		2,510
Due from affiliates	4,700	—		4,700

Total current assets	22,178	—		22,178

Premises and equipment, net	8,640	—		8,640
Intangible assets, net	35,754	—		35,754
Goodwill	10,631	—		10,631
Other	86	—		86

Total assets	$77,289	$—		$77,289

Accounts payable and accrued expenses	$4,965	$—		$4,965
Other	6,649	—		6,649

Total current liabilities	11,614			11,614

Capital lease obligations	313	—		313
Deferred tax liability, net	2,390	—		2,390

Stockholder’s Equity				—
Common stock, EUR 25 par value; 263,412 shares authorized, issued and outstanding	6,059	(6,059)	(2)	—
Common stock, USD $1.00 par value; [x] shares authorized, 22,478,333 shares issued and outstanding at December 31, 2008 on a pro forma basis	—	22,478	(3)(4)	22,478
Additional paid-in capital	—	40,494	(3)	40,494
Invested equity	56,913	(56,913)	(3)	—

Total stockholder’s equity	62,972	—		62,972

Total liabilities and stockholder’s equity	$77,289	$—		$77,289

(1)	At the Separation Date, Ocwen intends to contribute cash to Altisource, if necessary, such that Altisource has a minimum cash balance of at least $7,000. Although our cash balance was less than $7,000 at

March 31, 2009, we did not reflect a pro forma adjustment to reflect such a contribution because Ocwen repaid the $4,700 amount recorded as Due from affiliates in May 2009. With the cash from this repayment, we had more than $7,000 of cash and currently do no anticipate that we will require additional cash from Ocwen as of the Separation Date. Management believes that a minimum of $7,000 of cash at the Separation Date is sufficient for Altisource to begin operations and manage its cash needs through cash flows from operations or from third party borrowing relationships. Management also believes that Altisource will not loan additional funds to Ocwen or its affiliates prior or immediately subsequent to the Separation.

(2)	We expect to recapitalize Altisource in connection with the Separation and will cancel existing share capital and replace it with the new capital structure.

(3)	These amounts represent the contribution of Ocwen’s invested equity in Altisource into common stock and additional paid-in capital subsequent to the consummation of the Separation. The number of outstanding shares shown approximates one-third of the number of Ocwen shares outstanding as of May 1, 2009. Upon completion of the Separation, the number of shares of our outstanding common stock will approximate one-third of the number of Ocwen outstanding shares on that date.

(4)	If the Separation were to trigger conversion rights under the approximately $56,445 in aggregate outstanding principal amount of Ocwen’s 3.25% Contingent Convertible Unsecured Senior Notes due 2024, additional shares of Altisource’s common stock may be outstanding as a result, and, if so, the numbers and percentages listed above would change accordingly. Conversion rights would be triggered if the value of the Altisource common stock distributed in the Distribution has a per share value exceeding 10% of the closing sales price of the Ocwen common stock on the business day preceding the announcement of the Separation. We estimate that approximately 1,546,015 additional shares of Altisource common stock could be issued if these conversion rights were triggered and all of the note holders

PART II — OTHER INFORMATION

exercised these rights. We are unable to estimate the effects of conversions, if any, and accordingly they are not reflected in these amounts.
Unaudited Pro Forma Combined Consolidated Statement of Operations
For the Three Months Ended March 31, 2009

		Pro Forma
	Historical	Adjustments		Pro Forma
Revenue	$42,619	$—		$42,619
Cost of revenue	28,003	—		28,003

Gross profit	14,616	—		14,616

Selling, general and administrative expenses	7,478	—		7,478

Income from operations	7,138	—		7,138

Other expense, net	(619)	569	(1)	(50)

Income before income taxes	6,519	569		7,088
Income tax provision	(2,080)	(182)		(2,262)

Net income	$4,439	$387		$4,826

Unaudited pro forma basic earnings per share (2)(3)	$0.20			$0.21

Unaudited pro forma diluted earnings per share (4)	$0.20			$0.21

Unaudited pro forma weighted average shares outstanding — basic (2)(3)	22,478			22,478

Unaudited pro forma weighted average shares outstanding — diluted (5)	22,639			22,639

(1)	We reflect an interest charge from Ocwen in other expense which represents an allocation of Ocwen’s total interest expense. Ocwen calculated this charge based on our assets in comparison to Ocwen’s total assets and was $569 in the first quarter of 2009. After the Separation, Ocwen and Altisource will operate inherently different business models and Altisource will no longer be subject to this interest charge from Ocwen. Further, Altisource does not anticipate incurring any new debt in connection with the Separation for which it will incur interest expense.

(2)	Unaudited pro forma net earnings per share — basic is calculated using one-third of the number of outstanding shares of Ocwen as of May 1, 2009. Upon completion of the Separation, the number of shares of our outstanding common stock will approximate one-third of the number of Ocwen outstanding shares on that date.

(3)	If the Separation were to trigger conversion rights under the approximately $56,445 in aggregate outstanding principal amount of Ocwen’s 3.25% Contingent Convertible Unsecured Senior Notes due 2024, additional shares of Altisource’s common stock may be outstanding as a result, and the numbers and percentages listed above might change as a result. Conversion rights would be triggered if the value of the Altisource common stock distributed in the Distribution has a per share value exceeding 10% of the closing sales price of the Ocwen common stock on the business day preceding the announcement of the Separation. We estimate that approximately 1,546,015 additional shares of Altisource common stock could be issued if these conversion rights were triggered and all of the note holders exercised these rights. The effects of such conversions, if any, are not reflected in these amounts.

(4)	Unaudited pro forma net earnings per share — diluted is calculated using one-third of the number of dilutive Ocwen common stock equivalents as of March 31, 2009 as we expect the stock options and stock awards to be converted to Altisource awards.

PART II — OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description

2.1	Form of Separation Agreement between Altisource Portfolio Solutions S.A. and Ocwen Financial Corporation*

3.1	Articles of Incorporation of Altisource Portfolio Solutions S.A.*

10.1	Form of Transition Services Agreement between Altisource Solutions S.à r.l. and Ocwen Financial Corporation*

10.2	Form of Tax Matters Agreement between Altisource Solutions S.à r.l. and Ocwen Financial Corporation*

10.3	Form of Employee Matters Agreement between Altisource Solutions S.à r.l. and Ocwen Financial Corporation*

10.4	Form of Intellectual Property Agreement between Altisource Solutions S.à r.l. and Ocwen Financial Corporation*

10.5	Form of Services Agreement between Altisource Solutions S.à r.l. and Ocwen Financial Corporation*

10.6	Form of Technology Products Services Agreement between Altisource Solutions S.à r.l. and Ocwen Financial Corporation*

10.7	Form of Data Center and Disaster Recovery Services Agreement between Altisource Solutions S.à r.l. and Ocwen Financial Corporation*

10.8	Form of Altisource Portfolio Solutions 2009 S.A Equity Incentive Plan*

10.9	Employment Agreement by and between Altisource Solutions S.à r.l. and William B. Shepro*

10.10	Employment Agreement by and between Altisource Solutions S.à r.l. and Robert D. Stiles*

10.11	Employment Agreement by and between Altisource Solutions S.à r.l. and Kevin J. Wilcox*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Incorporated by reference from the similarly described exhibit filed in connection with Amendment No. 1 to our Registration Statement on Form 10 (File No. 001-34354), as filed with the Commission on June 29, 2009.

PART II — OTHER INFORMATION
Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Date: June 29, 2009	By:	/s/ Robert D. Stiles
Robert D. Stiles,
Chief Financial Officer (On behalf of the Registrant and as its principal financial officer