Form 10-Q
period 2009-06-30
Altisource Portfolio Solutions S.A.
filed 2009-08-04
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
FORM 10-Q

PART 1 — FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
COMBINED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except share data)

	June 30,	December 31,
	2009	2008
Assets
Current assets:
Cash	$12,205	$6,988
Accounts receivable, net	11,650	9,077
Prepaid expenses and other current assets	2,474	3,021
Deferred tax asset, net	—	268

Total current assets	26,329	19,354

Premises and equipment, net	8,062	9,304
Intangible assets, net	35,055	36,391
Goodwill	9,722	11,540
Other assets	91	86

Total assets	$79,259	$76,675

Liabilities and Invested Equity

Current liabilities:
Accounts payable and accrued expenses	$5,320	$4,767
Capital lease obligations — current	629	916
Line of credit and other secured borrowings	—	1,123
Current deferred tax liability, net	209	—
Other current liabilities	5,311	6,213

Total current liabilities	11,469	13,019

Capital lease obligations — non current	182	440
Deferred tax liability, net	2,089	2,670

Commitments and contingencies (Note 6)

Stockholder’s Equity
Common stock, $1.00 par value; 100,000,000 shares authorized, 9,341,907 shares issued and outstanding	9,342	6,059
Invested equity	56,177	54,487

Total stockholder’s equity	65,519	60,546

Total liabilities and stockholder’s equity	$79,259	$76,675

The accompanying notes are an integral part of these combined consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands)

	Three Months		Six Months
	2009	2008	2009	2008
For the periods ended June 30,

Revenue	$49,803	$40,868	$92,422	$83,416
Cost of revenue	30,349	30,033	58,352	59,709

Gross profit	19,454	10,835	34,070	23,707

Selling, general and administrative expenses	8,673	6,754	16,151	14,143

Income from operations	10,781	4,081	17,919	9,564

Other income (expense), net
Interest income	—	1	—	14
Interest expense	(796)	(654)	(1,410)	(1,337)
Other, net	24	(4)	19	7

Total other income (expense), net	(772)	(657)	(1,391)	(1,316)

Income before income taxes	10,009	3,424	16,528	8,248
Income tax provision	(2,994)	(961)	(5,074)	(2,315)

Net income	$7,015	$2,463	$11,454	$5,933

Transactions with related parties included above:
Revenue	$24,342	$16,496	$44,507	$33,290

Selling, general and administrative expenses	$1,843	$879	$3,786	$3,070

Interest expense	$(528)	$(557)	$(1,097)	$(1,166)

The accompanying notes are an integral part of these combined consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
COMBINED CONSOLIDATED STATEMENTS STOCKHOLDER’S EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009 (Unaudited)
(Dollars in thousands)

	Common Stock	Invested Equity
Balance at December 31, 2008	$6,059	$54,487
Share issuance due to conversion to a Luxembourg société anonyme	3,283	(3,283)
Net income	—	11,454
Net transfers to parent	—	(6,481)

Balance at June 30, 2009	$9,342	$56,177

The accompanying notes are an integral part of these combined consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the six months ended June 30,
	2009	2008
Cash flows from operating activities
Net income	$11,454	$5,933

Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	2,795	3,765
Amortization of intangible assets	1,336	1,295
Deferred income taxes, net	(104)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,573)	1,973
Prepaid expenses and other current assets	547	246
Other assets	(5)	19
Accounts payable and accrued expenses	553	(3,455)
Other current liabilities	(902)	1,205

Net cash flow from operating activities	13,101	10,981

Cash flows from investing activities
Additions to premises and equipment, net	(1,553)	(770)

Net cash flow from investing activities	(1,553)	(770)

Cash flows from financing activities
Repayment of short-term borrowings	—	(147)
Principal payments on capital lease obligations	(545)	(1,042)
Payments of line of credit	(1,123)	—
Net distribution to Parent	(4,663)	(9,993)

Net cash flow from financing activities	(6,331)	(11,182)

Net increase (decrease) in cash	5,217	(971)

Cash at beginning of period	6,988	5,688

Cash at end of period	$12,205	$4,717

Supplemental schedule of non-cash investing and financing activities
Increase in common stock due to the Company’s conversion to a Luxembourg société anonyme	$3,283	$—

The accompanying notes are an integral part of these combined consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
NOTE 1 DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SEPARATION
Description of Business
     Altisource Portfolio Solutions S.A. (“Altisource” or the “Company”), together with its subsidiaries, provides real estate mortgage portfolio management and related technology products as well as asset recovery and customer relationship management services. Altisource was incorporated under the laws of Luxembourg on November 4, 1999 as Ocwen Luxembourg S.àr.l., renamed Altisource Portfolio Solutions S.à r.l. on May 12, 2009 and converted into Altisource Portfolio Solutions S.A. on June 5, 2009 (the “Conversion”). Altisource filed a Registration Statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on May 13, 2009, as amended (the “Registration Statement”) and has been approved to list its common stock on the The NASDAQ Stock Market LLC under the symbol “ASPS.” The distribution of Altisource shares currently is scheduled to occur on August 10, 2009. Except as otherwise indicated or unless the context otherwise requires, “Altisource,” “we,” “us,” “our” and the “Company” refer to Altisource Portfolio Solutions S.A., a Luxembourg société anonyme, or public limited company, and its subsidiaries.
     We manage our operations through three reportable segments: Through our Mortgage Services business, we provide residential mortgage origination and default management services including due diligence, underwriting, valuation, real estate sales, default processing services, property inspection and preservation services, homeowner outreach, closing and title services and knowledge process outsourcing services. Through our Financial Services business, we provide asset recovery management and customer relationship management services primarily to the financial services, consumer products, telecommunications and utilities industries. Through our Technology Products business, we provide technology products and services to the mortgage industry including our proprietary REAL suite of applications that provide production applications and support to servicing and origination businesses.
Basis of Presentation
     The combined consolidated financial statements present the historical results of operations, assets and liabilities attributable to the Altisource businesses. These financial statements have been prepared on a “carve-out” basis from Ocwen Financial Corporation (“Ocwen” or “Parent’) and, because a direct ownership relationship did not exist among the various units comprising the Altisource business, combine and do not consolidate Altisource Portfolio Solutions S.A. and its subsidiaries with Ocwen’s wholly-owned subsidiaries. These include Altisource U.S. Holdings, Inc. (formerly NCI Holdings, Inc); Nationwide Credit, Inc.; Premium Title Services, Inc., REALHome Services and Solutions, Inc.; Portfolio Management Outsourcing Solutions, LLC; and Western Progressive Trustee LLC. Once Ocwen contributes the subsidiaries to Altisource Portfolio Solutions S.A. (the “Restructuring”), we will present these financial statements on a consolidated and not combined basis. Per share data have not been presented since these financial statements are prepared on a combined basis.
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
     These combined consolidated financial statements also include allocations of expenses from Ocwen. Ocwen currently provides certain corporate functions to Altisource, including insurance, employee benefit plan expense and allocations for certain centralized administration costs for executive management, treasury, real estate, accounting, auditing, tax, risk management, internal audit, human resources and benefits administration. We determined these allocations using proportional cost allocation methods including the use of relevant operating profit, fixed assets, sales and payroll measurements. Specifically, personnel and all associated costs, including compensation, benefits, occupancy and other costs, are allocated based on the estimated percentage of time spent by the individual in the various departments. External costs such as audit fees, legal fees, business insurance and other are allocated based on a combination of the sales, fixed assets and operating profits of the department, whichever is most appropriate given the nature of the expense. The charges for these functions are included primarily in “Selling, general and

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
administrative expenses” in the combined consolidated statements of operations. In addition, Ocwen has allocated interest expense to us based upon our portion of assets to Ocwen’s total assets which is reflected as “Interest expense” in the combined consolidated statements of operations.
     Management believes such allocations are reasonable; however, they may not be indicative of the actual expense that would have been incurred had the Company been operating as an independent company for the periods presented. The combined consolidated financial statements also do not necessarily reflect what the Company’s combined consolidated results of operations, financial position and cash flows would have been had the Company operated as an independent company during the periods presented. For instance, Altisource expects to incur costs in excess of those allocated by Ocwen for maintaining a separate Board of Directors, obtaining a separate audit, relocating certain executive management and hiring additional personnel to operate separate from Ocwen.
     We have prepared our combined consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete combined consolidated financial statements. In the opinion of management, all normal recurring adjustments considered necessary to fairly state the results for the interim periods presented have been included. The preparation of combined consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our combined consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Our combined consolidated financial statements should be read in conjunction with our combined consolidated financial statements and notes for the year ended December 31, 2008 contained in our Registration Statement filed with the SEC.
Separation
     In November 2008, the Board of Directors of Ocwen authorized the pursuit of a plan to separate, through a tax free spin-off, the majority of the operations of the knowledge process outsourcing business currently known as the Ocwen Solutions business, into a separate public company (the “Separation”). The Company anticipates that the Separation will occur on August 10, 2009 (the “Separation Date”). Prior to the Separation Date, Ocwen will contribute to Altisource the business operations of Ocwen not already included in Altisource. Altisource also has business operations that will remain with Ocwen after the Separation, and we will distribute those operations to Ocwen as of the Separation Date. The operations of BMS Holdings, Inc., an equity investment which Ocwen refers to as BMS, and Global Servicing Solutions, LLC, a majority owned consolidated investment which Ocwen refers to as GSS, will remain with Ocwen after the Separation. As the operations of these businesses are not similar to our business, are managed and financed autonomously and do not share common offices with Altisource, we have excluded them from these combined consolidated financial statements. We intend for the Separation to be a tax-free spin-off for United States federal income tax purposes. The Separation is subject to certain conditions including but not limited to confirmation of the tax-free treatment of the spin-off, necessary regulatory approvals, any required lender counterparty consents and final approval by the Ocwen Board of Directors.
     In connection with the Separation, Ocwen will distribute all of the Altisource common stock to Ocwen’s shareholders (the “Distribution”). Ocwen’s stockholders will receive one share of Altisource common stock for every three shares of Ocwen common stock held as of the August 4th Record Date. In addition, holders of Ocwen’s 3.25% Contingent Convertible Unsecured Senior Notes due 2024 will receive one share of Altisource common stock deemed held on an as if converted basis. For such notes, the conversion ratio of 82.1693 shares of Ocwen common stock for every $1 in aggregate principal amount of notes held on the Record Date will be calculated first and then we will apply the distribution ratio of one share of Altisource common stock for every three shares of Ocwen common stock on an as converted basis to determine the number of shares each note holder will receive.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
Foreign Currency Translation
     Where the functional currency is not the U.S. dollar, we translate assets and liabilities of foreign entities into U.S. dollars at the current rate of exchange existing at the balance sheet date and revenues and expenses at average monthly rates. We include the resulting translation adjustments as a component of invested equity. Where the functional currency of a foreign entity is the U.S. dollar, re-measurement adjustments are included in the results of operations. Such adjustments were not material for any period presented.
NOTE 2 NEW ACCOUNTING PRONOUNCEMENTS
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations — a replacement of FASB Statement No. 141” (“SFAS No. 141(R)”). SFAS No. 141(R) modifies certain elements of the acquisition method of accounting used for all business combinations. The statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at the full amounts of their fair values, with limited exceptions specified in the statement. If the business combination is achieved in stages (a step acquisition), an acquirer also is required to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. The statement requires the acquirer to recognize restructuring and acquisition costs separately from the business combination. The statement also requires the disclosure of information necessary to understand the nature and effect of the business combination. This guidance was amended further by FASB Staff Position (“FSP”) no. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” that was issued in April 2009. The FSP requires that contingences acquired in a business combination be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. The FSP also requires that an acquirer disclose information that enables users of its financial statements to evaluate the nature and financial effects of a business combination that occurs either during the current reporting period or after the reporting period but before the financial statements are issued. The adoption of SFAS No. 141(R) and the related FSP on January 1, 2009 did not have an impact on our combined consolidated balance sheets or statements of operations.
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
     SFAS No. 165, “Subsequent Events.” This statement, which we adopted during the quarter ended June 30, 2009, introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. A public entity is required to evaluate subsequent events through the date that the financial statements are issued. This statement did not result in changes in the subsequent events that we report, either through recognition or disclosure, in our financial statements upon adoption.
NOTE 3 RELATED PARTY TRANSACTIONS
     Altisource historically has conducted business with Ocwen and its subsidiaries. Concurrent with the Separation, we will enter into a transition services agreement under which Ocwen will provide to Altisource, and vice versa,

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
certain short term transition services, such as human resources, vendor management, corporate services, six sigma activities, quality assurance, quantitative analytics, treasury, accounting, risk management, legal, strategic planning, compliance and other areas. These agreements will go into effect at the time provided in such agreements.
     We recorded the revenues we earned from Ocwen based on our expectations of costs for providing such services in our historical results of operations for all periods up to the end of the first quarter of 2008. We recorded the revenues we earned from Ocwen since the beginning of the second quarter of 2008 at rates we believe to be market rates as they are consistent with one or more of the following: the fees we charge to other customers for comparable services; the rates Ocwen pays to other service providers; fees commensurate with market surveys prepared by unaffiliated firms: and prices being charged by our competitors. This change resulted in revenues of approximately $664 more in the first quarter of 2009 than we would have recorded under our former cost-based method. These revised rates are materially consistent with the rates we will charge Ocwen under the various long-term servicing contracts into which we will enter in connection with the Separation.
     Altisource currently provides Ocwen and its subsidiaries with the following services:

Mortgage Services	Technology Products
- valuation services	- residential loan servicing software
- residential due diligence	- vendor management and order fulfillment software
- residential fulfillment support services	- default resolution services
- real estate management and sales	- IT infrastructure support
- property inspection and preservation services	- invoice presentment and payment software
- closing and title services	- commercial loan servicing software
- homeowner outreach	Financial Services
- trustee foreclosure services	- mortgage charge-off and deficiency collections
Allocation of Corporate Costs
     We have recorded the costs of certain services that Ocwen has provided to the Company in these financial statements including charges for services such as insurance, employee benefit plan expenses and allocations for certain centralized administration costs for treasury, real estate, accounting, auditing, tax, risk management, internal audit, human resources and benefits administration. Ocwen determined these allocations of centralized administration costs using proportional cost allocation methods including use of relevant operating profit, fixed assets, sales and payroll measurements. We include allocated costs in selling, general and administrative expenses in the combined consolidated statements of operations and within invested equity in the combined consolidated balance sheets. The allocation of corporate costs was $1,843 and $879 for the three months ended June 30, 2009 and 2008, respectively and was $3,786 and $3,070 for the six months ended June 30, 2009 and 2008, respectively. These costs represent management’s allocation of the costs incurred. However, these amounts may not be representative of the costs necessary for the Company to operate as a separate standalone company. We reflect costs paid by Ocwen on behalf of the Company in “net transfers to parent” in the combined consolidated statements of stockholder’s equity.
     In addition, Altisource recognized $1.85 million of Separation related expenses in the second quarter that were paid for by Ocwen. All previous costs in connection with the Separation incurred prior to the second quarter of 2009 were recognized by Ocwen.
NOTE 4 LINE OF CREDIT AND OTHER SECURED BORROWINGS
     Our debt consisted of the following:

	Balance at
	June 30,	December 31,
Description	2009	2008
Line of credit maturing July 2011	$—	$1,123
Current portion of line of credit and other secured borrowings	—	1,123

Long-term portion	$—	$—

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
     In July 2008, NCI entered into a revolving secured credit agreement with a financial institution that provided for borrowings of up to $10,000 through July 2011. All borrowings outstanding on December 31, 2008 were floating rate advances with an interest rate of 2.25%. Substantially all of NCI’s assets, which comprise substantially all of the assets in our Financial Services segment, were pledged as collateral for this credit agreement. On June 23, 2009 the Company terminated the agreement. There were no borrowings outstanding on the line of credit since the Company repaid the balance in full in January 2009.
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
     Financial Services provides asset recovery and customer relationship management services principally to the financial services, consumer products, telecommunications and utilities industries.
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
     Corporate Items and Other. For the 2008 periods reported here, we have included only intercompany eliminations in Corporate Items and Other. Ocwen allocated interest income and expense to each business segment for funds raised or funding of investments made. Beginning with the second quarter of 2009, Altisource began paying the expenses relating to the Separation, and we reflected these expenses in Corporate Items and Other. Ocwen also allocated expenses generated by corporate support services to each business segment.
     Financial information for our segments is as follows:

				Corporate		Business
	Mortgage	Financial	Technology	Items and	Corporate	Segments
	Services	Services	Products	Other	Eliminations	Consolidated
For the three months ended June 30, 2009
Revenue	$24,020	$16,469	$12,109	$—	$(2,795)	$49,803
Cost of revenue	13,369	13,810	5,965	—	(2,795)	30,349

Gross profit	10,651	2,659	6,144	—	—	19,454
Selling, general and administrative expenses	1,957	3,748	1,118	1,850	—	8,673

Income (loss) from operations	8,694	(1,089)	5,026	(1,850)	—	10,781
Other income (expense), net	(10)	(647)	(115)	—	—	(772)

Income (loss) before income taxes	$8,684	$(1,736)	$4,911	$(1,850)	$—	$10,009

Depreciation and amortization	$—	$646	$714	$—	$—	$1,360

Amortization of intangibles	$—	$699	$—	$—	$—	$699

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

				Corporate		Business
	Mortgage	Financial	Technology	Items and	Corporate	Segments
	Services	Services	Products	Other	Eliminations	Consolidated
For the three months ended June 30, 2008
Revenue	$13,358	$19,030	$12,410	$—	$(3,930)	$40,868
Cost of revenue	9,035	16,502	8,426	—	(3,930)	30,033

Gross profit	4,323	2,528	3,984	—	—	10,835
Selling, general and administrative expenses	754	4,627	1,373	—	—	6,754

Income (loss) from operations	3,569	(2,099)	2,611	—	—	4,081
Other income (expense), net	(9)	(494)	(154)	—	—	(657)

Income (loss) before income taxes	$3,560	$(2,593)	$2,457	$—	$—	$3,424

Depreciation and amortization	$—	$848	$1,154	$—	$—	$2,002

Amortization of intangibles	$—	$629	$—	$—	$—	$629

For the six months ended June 30, 2009
Revenue	$41,720	$33,787	$22,682	$—	$(5,767)	$92,422
Cost of revenue	23,780	27,879	12,460	—	(5,767)	58,352

Gross profit	17,940	5,908	10,222	—	—	34,070
Selling, general and administrative expenses	3,675	7,830	2,796	1,850	—	16,151

Income (loss) from operations	14,265	(1,922)	7,426	(1,850)	—	17,919

Other income (expense), net	(23)	(1,115)	(253)	—	—	(1,391)

Income (loss) before income taxes	$14,242	$(3,037)	$7,173	$(1,850)	$—	$16,528

Depreciation and amortization	$3	$1,291	$1,501	$—	$—	$2,795

Amortization of intangibles	$—	$1,336	$—	$—	$—	$1,336

For the six months ended June 30, 2008
Revenue	$28,559	$38,529	$22,894	$—	$(6,566)	$83,416
Cost of revenue	19,430	31,267	15,578	—	(6,566)	59,709

Gross profit	9,129	7,262	7,316	—	—	23,707
Selling, general and administrative expenses	2,395	8,870	3,103	—	(225)	14,143

Income (loss) from operations	6,734	(1,608)	4,213	—	225	9,564
Other income (expense), net	(37)	(962)	(92)	—	(225)	(1,316)

Income (loss) before income taxes	$6,697	$(2,570)	$4,121	$—	$—	$8,248

Depreciation and amortization	$27	$1,313	$2,425	$—	$—	$3,765

Amortization of intangibles	$—	$1,295	$—	$—	$—	$1,295

Total Assets
June 30, 2009	$4,633	$61,334	$8,502	$4,790	$—	$79,259

December 31, 2008	$3,361	$59,744	$8,836	$4,734	$—	$76,675

June 30, 2008	$2,819	$63,891	$11,421	$4,719	$—	$82,850

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(1)	Intercompany transactions primarily consist of information technology infrastructure services and charges for the use of certain REAL products from our Technology Products segment to our other two segments. Generally, we reflect these charges within technology and communication in the segment receiving the services, except for consulting services, which we reflect in professional services.

(2)	Includes depreciation and amortization of $529 and $880 in the three months ended June 30, 2009 and 2008, respectively, and $1,057 and $1,100 in the six months ended June 30, 2009 and 2008, respectively, for assets reflected in the Technology Products segment.
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
Taxation
     We intend for the Distribution to be a tax-free transaction under Section 355 of the Code. However, Ocwen will recognize, and pay tax on, substantially all the gain it has in the assets that comprise Altisource as a result of the Restructuring. If the Distribution were not to qualify as a tax-free transaction, Ocwen may not recognize substantial taxable gain because most, if not all, of such gain would already have been recognized pursuant to the Restructuring of Altisource. Altisource has agreed to indemnify Ocwen for certain tax liabilities. As of June 30, 2008, the Company does not believe it has an indemnity obligation.
NOTE 7 SUBSEQUENT EVENTS
     In July 2009, the Company communicated to its employees a plan to close two of its offices within its Financial Services segment. The offices will be closed in August 2009, and the closures will result in severance costs, losses on the disposal of the assets that will be abandoned and lease termination costs. The Company will record the actual and estimated costs in the third quarter of 2009. The Company is unable to estimate the total costs of these office closures at this time. The Company currently is negotiating with the landlords for the leased space in order to exit the leases early and expects to incur additional costs relating to the leases.
     We have evaluated subsequent events through August 4, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands)
     The following discussion should be read in conjunction with our Interim Combined Consolidated Financial Statements and the related notes, included in Item 1 of this Quarterly Report of Form 10-Q and with our Registration Statement on Form 10 as filed with the Securities and Exchange Commission on May 13, 2009, as amended.
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
     Significant components of the management’s discussion and analysis of results of operations and financial condition include:

Page
Overview — The overview section provides a summary of Altisource and our reportable business segments and the principal factors affecting our results of operations. In addition, we provide a brief description of our basis of presentation for our financial results	14

Combined Consolidated Results of Operations — The combined consolidated results of operations section provides an analysis of our results on a combined consolidated basis for the three and six months ended June 30, 2009 and June 30, 2008	16

Segment Results of Operations — The segment results of operations provides an analysis of our results on a reportable operating segment basis for the three and six months ended June 30, 2009 and June 30, 2008	19

Liquidity and Capital Resources — The liquidity and capital resources section provides a discussion of our combined consolidated cash flows for the six months ended June 30, 2009 and June 30, 2008 and of our outstanding debt and commitments existing at June 30, 2009	25

Other Matters — The other matters section provides a discussion of related party transactions and provisions of the various separation related agreements with Ocwen	28

Market Risk — We are principally exposed to market risk related to foreign currency exchange rates and interest rates. The market risk section discusses how we manage our exposure to these and similar risks	29

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)
OVERVIEW
     Altisource provides real estate mortgage portfolio management and related technology products as well as asset recovery and customer relationship management services.
     We believe our competitive advantage is the ability to manage high value, knowledge-based job functions with our global platform while reducing operating variability. In general, we utilize integrated technology solutions that include enhanced call scripts for our customer service personnel based on psychological principles and decision models. We operate our technology platforms to manage large scale distributed networks of vendors. This allows our customers to improve their business processes while reducing costs. Along with expanding our use of integrated technology solutions, a central tenet to our strategy is a focus on selling output or solutions (the number of units we produce or manage on behalf of our client), thereby enabling us to convert operational efficiency gains into higher margins and profitability per employee.
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
Separation from Ocwen
     In November 2008, the Board of Directors of Ocwen authorized management to pursue a reorganization of a number of predominantly non-U.S. operations including its knowledge process outsourcing business to be known as Altisource. On the Separation Date, Ocwen will distribute all of the shares of Altisource common stock to its shareholders in a tax-free distribution. Ocwen’s shareholders will receive one share of Altisource common stock for every three shares of Ocwen common stock they hold on the Record Date, which is scheduled to be August 4, 2009. In addition, each holder of Ocwen’s 3.25% Contingent Convertible Unsecured Senior Notes due 2024 (the “Convertible Notes”) will participate in the distribution of Altisource shares based on the conversion ratio of the Convertible Notes, consistent with the pro rata distribution ratio of one share of Altisource common stock for every three shares of Ocwen common stock, without conversion of the Convertible Notes into common shares of Ocwen. Upon the Separation, Altisource will no longer be part of Ocwen. We currently expect the Separation Date to be August 10, 2009.
     In connection with the Separation, we and Ocwen will enter into a Separation Agreement as well as certain other agreements to govern the terms of the separation and certain ongoing relationships between Ocwen and us subsequent to the Separation. These agreements include a Transition Services Agreement, Tax Matters Agreement, Employee Matters Agreement, Intellectual Property Agreement, Services Agreement, Technology Products Services Agreement and Data Center and Disaster Recovery Services Agreement. These related party agreements are more fully described in our Registration Statement on Form 10.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)
Basis of Presentation
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
     The historical financial statements included in this information statement may not be indicative of our future performance as a separate company following the Separation and do not necessarily reflect what our financial position, results of operations and cash flows would have been had we operated as a separate, stand-alone public entity during the periods presented. As part of Ocwen, we share certain corporate functions with Ocwen, and Ocwen allocates a portion of its expenses to us to reflect our share of such expenses. We expect to enter into a Transition Services Agreement with Ocwen under which we and Ocwen will continue to share resources and provide services to each other on a fully allocated cost basis for up to two years. These services will include such services as human resources, vendor management, corporate services, six sigma activities, quality assurance, quantitative analytics, treasury, accounting, risk management, legal, strategic planning, compliance and other services. Given that these services will be at fully allocated cost, we expect that our costs will be approximately equal before and immediately after the Separation. However, we will transition from receiving such services from Ocwen over the next two years which likely will increase the overall costs that we incur as we no longer will benefit from the economies of scale we generated as part of a larger organization and likely will have duplication of functions that would not be necessary if we were to remain a part of the Ocwen organization. We expect to incur between $2,000 and $4,000 per year of other expenses as a result of being a separate publicly traded company that are not reflected in our historical financial statements as more fully described in our Registration Statement.
     We generated 40.1% of our revenues in calendar year 2008 and 48.2% of our revenues in the first half of 2009 from Ocwen businesses not included in the Separation or from providing services derived from Ocwen’s loan servicing portfolio. We anticipate that Ocwen will continue to be a significant customer for Altisource for the foreseeable future. We currently provide these services at rates that we consider to be market-based. We expect that the prices that we will charge for these services beginning with the Separation Date will be determined pursuant to these services agreements, which are subject to revision at specified intervals. If market conditions change and we are required to provide services to Ocwen at below market rates, we could experience decreased earnings and cash flows as well as greater variability in our performance compared to our historical results.
     The assets and liabilities assigned to us pursuant to the Separation Agreement are accounted for at the historical book values of such assets and liabilities. Ocwen centrally manages the cash flows generated from our various activities and will continue to do so through the Separation Date.

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

	Three Months Ended			Six Months Ended
	June 30,	June 30,		June 30,	June 30,
	2009	2008	% change	2009	2008	% change
Revenue	$49,803	$40,868	21.9%	$92,422	$83,416	10.8%
Cost of revenue	30,349	30,033	1.1%	58,352	59,709	(2.3)%

Gross profit	19,454	10,835	79.5%	34,070	23,707	43.7%

Selling, general and administrative expenses	8,673	6,754	28.4%	16,151	14,143	14.2%

Income from operations	10,781	4,081	164.2%	17,919	9,564	87.4%

Other income (expense), net
Interest income	—	1	NM	—	14	NM
Interest expense	(796)	(654)	(21.7)%	(1,410)	(1,337)	(5.5)%
Other, net	24	(4)	NM	19	7	NM

Total other income (expense), net	(772)	(657)	(17.5)%	(1,391)	(1,316)	(5.7)%

Income before income taxes	10,009	3,424	192.3%	16,528	8,248	100.4%
Income tax provision	(2,994)	(961)	(211.6)%	(5,074)	(2,315)	(119.2)%

Net income	$7,015	$2,463	184.8%	$11,454	$5,933	93.1%

Transactions with related parties included above:
Revenue	$24,342	$16,496	47.6%	$44,507	$33,290	33.7%

Selling, general and administrative expenses	$1,843	$879	109.7%	$3,786	$3,070	23.3%

Interest expense	$(528)	$(557)	5.2%	$(1,097)	$(1,166)	5.9%

NM = Not meaningful
Revenues
     We completed the three and six months ended June 30, 2009 with $49,803 and $92,422 in consolidated revenues, respectively, as compared to $40,868 and $83,416, respectively, in the same periods in 2008. The following table summarizes the revenues by segment for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended			Six Months Ended
	June 30,	June 30,		June 30,	June 30,
	2009	2008	% change	2009	2008	% change
Mortgage Services	$24,020	$13,358	79.8%	$41,720	$28,559	46.1%
Financial Services	16,469	19,030	(13.5)%	33,787	38,529	(12.3)%
Technology Products	12,109	12,410	(2.4)%	22,682	22,894	(0.9)%
Corporate and eliminations	(2,795)	(3,930)	28.9%	(5,767)	(6,566)	12.2%

Total revenues	$49,803	$40,868	21.9%	$92,422	$83,416	10.8%

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)
     Mortgage Services principally generates revenue by providing professional outsourced services that span the lifecycle of a mortgage loan other than loan origination services. Although we provide services related to both mortgage originations and mortgage defaults, our revenues are subject to fluctuation based on prevailing market conditions. Revenues relating to mortgage originations declined from the three and six months ended June 30, 2008 to the three and six months ended June 30, 2009 due to the decline in mortgage originations in the overall market. We anticipated this change and began in 2008 to develop new services relating to mortgage default management including property inspection and property preservation, closing and title services, real estate sales and default management services. We also renewed and expanded a contract with a knowledge process outsourcing customer to increase the outsourcing services we provide to the customer. Revenues from these new services and from the contract expansion more than offset the decline in origination-related services in the first half of 2009, resulting in an overall increase in revenues of 79.8% and 46.1% for Mortgage Services in the three and six months June 30, 2009, respectively compared to the same periods in 2008.
     Financial Services revenues declined 13.5% and 12.3%, respectively, for the three and six months ended June 30, 2009 compared to the same periods in 2008 due primarily to lower collection rates from obligors on the credit card or other consumer debt that we are attempting to collect on behalf of our customers. We experienced declining collection rates throughout 2008 and the first half of 2009. Based on collections statistics we receive from our customers and general industry data, we believe this decline is reflective of the current economic climate and is consistent with the collections industry in general.
     Technology Products revenues decreased slightly in the second quarter of 2009 compared to the second quarter of 2008 due primarily to lower revenues from Ocwen as our REALServicing revenues represent the largest revenue stream in Technology Products, and these revenues have declined as Ocwen’s loan servicing portfolio has contracted. We also billed less internally to NCI as we have lowered costs in this area, and our billings are based on cost. This revenue decline is offset by a decline in expense for NCI and therefore does not impact our overall profitability. The REALServicing and NCI revenue declines were mostly offset by an increase in revenues from the contract expansion noted above, as we provide services to this customer in both our Mortgage Services and our Technology Products segments. For the six month period, Technology Products revenues declined only 0.9% as we further offset the REALServicing contraction when we changed our billings to Ocwen and inter-segment charges from a cost-based method to a market-based rate card in the second quarter of 2008. This change resulted in approximately $664 greater revenues in the first quarter and first half of 2009 than we would have recorded under the cost-based method. See further discussion of these changes in the Segment Results of Operations section later in this Quarterly Report.
     We intend to cross-sell our mortgage services and technology products going forward and doing so should increase the overall value we provide to our customers as well as improve our profitability.
Cost of revenue
     Cost of revenue includes: (i) payroll and employee benefits associated with personnel employed in customer service roles; (ii) fees paid to external providers of valuation, title, due diligence, agency and other outsourcing services, as well as printing and mailing costs for correspondence with debtors; and (iii) technology and telephony expenses as well as depreciation and amortization of operating assets. The components of cost of revenue were as follows:

	Three Months Ended			Six Months Ended
	June 30,	June 30,		June 30,	June 30,
	2009	2008	% change	2009	2008	% change
Compensation and benefits	$12,803	$15,558	(17.7)%	$25,877	$30,108	(14.1)%
Outside fees and services	13,677	8,723	56.8%	24,281	19,285	25.9%
Technology and communications	3,869	5,752	(32.7)%	8,194	10,316	(20.6)%

Total	$30,349	$30,033	1.1%	$58,352	$59,709	(2.3)%

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)
     Cost of revenue increased 1.1% in the second quarter of 2009 and decreased 2.3% in the first half of 2009 compared to the same periods in 2008. We generated the decreases in compensation and benefits primarily in our Financial Services segment, where we aggressively reduced the number of collectors and further reduced their cost by relocating many positions to less expensive locations.
     Outside fees and services primarily increased in our Mortgage Services segment due to greater revenues in our new services, primarily property inspection and property preservation and our default management services. Outside fees and services also increased in our Financial Services segment as we are attempting to collect on more accounts in 2009 than in 2008 and therefore incurred greater costs relating to collection letters. NCI also increased its use of external collectors, resulting in a shift in costs from compensation and benefits to outside fees and services.
     Technology and communications decreased due primarily to our efforts to decrease the NCI technology expenses that we accomplished in part by reducing the number of internal collectors and in part by reducing telephony and related costs. Finally, we incurred lower depreciation in 2009 as several assets became fully depreciated late in 2008 and we accelerated the depreciation of some inadequate technology that impacted the 2008 periods but not those in 2009.
Selling, general and administrative expenses
     Selling, general and administrative expenses increased 28.4% in the second quarter of 2009 and 14.2% in the first half of 2009 compared to the same periods in 2008. The components of selling, general and administrative expenses were as follows:

	Three Months Ended			Six Months Ended
	June 30,	June 30,		June 30,	June 30,
	2009	2008	% change	2009	2008	% change
Occupancy and equipment	$1,975	$2,000	(1.3)%	$4,110	$4,023	2.2%
Corporate allocations	1,843	878	109.9%	3,786	3,070	23.3%
Professional services	2,529	1,033	144.8%	3,356	1,746	92.2%
Other	2,326	2,843	(18.2)%	4,899	5,304	(7.6)%

Total	$8,673	$6,754	28.4%	$16,151	$14,143	14.2%

     Occupancy and equipment was relatively unchanged from the prior year. Corporate allocations increased as Altisource represented a more significant portion of Ocwen in 2009 and incurred additional payroll and related costs as it utilized more legal, finance, executive and human resource services in connection with the growth in revenues and the planned Separation from Ocwen. The increase was magnified by our shifting certain accounting and management functions from NCI to Ocwen’s corporate department late in 2008, so we recorded these expenses as Other in the table above for 2008 and as Corporate allocations in 2009, resulting in the decrease in Other above. Professional services increased in 2009 as Ocwen considered all costs of the Separation through the end of the first quarter of 2009 to be corporate expenses and recorded them within its Corporate Items and Other category, but Altisource incurred these costs in the second quarter of 2009. Ocwen initially incurred these costs while it was determining the feasibility of the Separation. By the beginning of the second quarter of 2009, it was apparent that the Separation was feasible and that Ocwen likely would receive all necessary approvals to effect the Separation, and therefore Ocwen determined that Altisource should begin incurring these costs. We anticipate that Altisource will incur additional costs in the third quarter of 2009 as well, but that these costs will cease late in the third quarter after the Separation is complete.
Income from Operations and Income Before Income Taxes
     We improved income from operations by 164.2% and 87.4% in the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. We increased income before income taxes by 192.3% and 100.4% in the same periods. These increases were due primarily to our ability to scale mortgage services revenue with limited additional costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)
Income Tax Provision
     Income tax provision was $2,994 and $5,074 in the three and six months ended June 30, 2009, respectively. Our effective tax rate was 29.9% and 30.7% in the three and six months ended June 30, 2009, respectively, compared to 28.1% in the same periods in 2008. Income tax provision on income before income tax differs from amounts that would be computed by applying the Luxembourg federal corporate income tax rate of 28.6% primarily because of the effect of differing tax rates outside of Luxembourg, indefinite deferral on earnings of non-U.S. affiliates and additional foreign income taxes. The additional non-U.S. foreign income taxes were the primary reason for the increase in our effective tax rate between periods.
SEGMENT RESULTS OF OPERATIONS
     The following section provides a discussion of pre-tax results of operations of our business segments for the three and six months ended June 30, 2009 and 2008.
     A summary of our operating results by segment for the periods ended June 30, 2009 is as follows:

				Corporate		Altisource
	Mortgage	Financial	Technology	Items and	Corporate	Portfolio
	Services	Services	Products	Other	Eliminations	Solutions
Three Months Ended June 30, 2009
Revenue	$24,020	$16,469	$12,109	$—	$(2,795)	$49,803
Cost of revenue	13,369	13,810	5,965	—	(2,795)	30,349

Gross profit	10,651	2,659	6,144	—	—	19,454

Selling, general and administrative expenses	1,957	3,748	1,118	1,850	—	8,673

Income from operations	8,694	(1,089)	5,026	(1,850)	—	10,781

Other income (expense), net	(10)	(647)	(115)	—	—	(772)

Income before income taxes	$8,684	$(1,736)	$4,911	$(1,850)	$—	$10,009

Transactions with related parties included above:
Revenue	$18,599	$364	$8,174	$—	$(2,795)	$24,342

Selling, general and administrative expenses	$1,053	$194	$596	$—	$—	$1,843

Interest expense	$(11)	$(424)	$(93)	$—	$—	$(528)

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

				Corporate		Altisource
	Mortgage	Financial	Technology	Items and	Corporate	Portfolio
	Services	Services	Products	Other	Eliminations	Solutions
Six Months Ended June 30, 2009
Revenue	$41,720	$33,787	$22,682	$—	$(5,767)	$92,422
Cost of revenue	23,780	27,879	12,460	—	(5,767)	58,352

Gross profit	17,940	5,908	10,222	—	—	34,070

Selling, general and administrative expenses	3,675	7,830	2,796	1,850	—	16,151

Income from operations	14,265	(1,922)	7,426	(1,850)	—	17,919

Other income (expense), net	(23)	(1,115)	(253)	—	—	(1,391)

Income before income taxes	$14,242	$(3,037)	$7,173	$(1,850)	$—	$16,528

Transactions with related parties included above:
Revenue	$32,960	$731	$16,583	$—	$(5,767)	$44,507

Selling, general and administrative expenses	$2,181	$382	$1,223	$—	$—	$3,786

Interest expense	$(23)	$(882)	$(192)	$—	$—	$(1,097)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)
Mortgage Services

	Three Months Ended			Six Months Ended
	June 30,	June 30,		June 30,	June 30,
	2009	2008	% change	2009	2008	% change
Revenues:
Residential property valuation	$6,690	$7,403	(9.6)%	$14,035	$15,607	(10.1)%
Closing and title services	4,169	2,972	40.3%	8,590	7,010	22.5%
Knowledge process outsourcing	5,187	2,852	81.9%	8,252	5,694	44.9%
Property inspection and property preservation	5,057	—	NM	6,999	—	NM
Default management services	1,256	—	NM	1,845	—	NM
Real estate sales	1,613	—	NM	1,848	—	NM
Other	48	131	(63.4)%	151	248	(39.1)%

Total revenue	24,020	13,358	79.8%	41,720	28,559	46.1%
Cost of revenue	13,369	9,035	48.0%	23,780	19,430	22.4%

Gross profit	10,651	4,323	146.4%	17,940	9,129	96.5%

Selling, general and administrative expenses	1,957	754	159.5%	3,675	2,395	53.4%

Income from operations	8,694	3,569	143.6%	14,265	6,734	111.8%

Other income (expense), net	(10)	(9)	(11.1)%	(23)	(37)	37.8%

Income before income taxes	$8,684	$3,560	143.9%	$14,242	$6,697	112.7%

Transactions with related parties included above:
Revenue	$18,599	$10,214	82.1%	$32,960	$22,192	48.5%

Selling, general and administrative expenses	$1,053	$511	106.1%	$2,181	$1,812	20.4%

Interest expense	$(11)	$(9)	(22.2)%	$(23)	$(36)	36.1%

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
     Our total revenues improved by $10,662 or 79.8% and by $13,161 or 46.1% in the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. While our legacy products, including valuation, pre-foreclosure title services and mortgage due diligence have declined, we offset these changes by increasing the array and geographical range of the mortgage and default services that we provide to originators and servicers. These services include property inspection and property preservation, default management services, real estate sales and post-foreclosure title services. These new services contributed $3,419 of revenues in the first quarter of 2009 and increased to $8,824 in the second quarter. We anticipate that we will continue to grow our revenues from these new products in each successive quarter of 2009.
     We also expanded a contract for knowledge process outsourcing services with an existing customer that resulted in the 81.9% increase in revenues from these services for the three months ended June 30, 2009. We anticipate that we will continue to generate revenues at the current levels for the next several years.
Cost of revenue
     Our revenues increased by 79.8% and our cost of revenues increased by 48.0% in the second quarter of 2009 as compared to the second quarter of 2008, resulting in a 146.4% increase in gross profit for Mortgage Services. Gross

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)
profit increased 96.5% for the six months ended June 30, 2009. These improvements are due to: (i) improvements in our processes relating to order placements with subcontractors that enabled us to deliver our services more timely while also lowering the fees we pay to the subcontractors; (ii) new revenue streams that generated additional gross profit dollars; and (iii) increased profitability from the knowledge process outsourcing services contract expansion. We anticipate that we will continue to benefit from these cost savings throughout 2009 and that we will continue to generate additional gross profit dollars from the new products. However, the property inspection and property preservation and the default management services have higher than average cost of revenue, so as these products grow, we expect them to lower our gross profit percentage while providing additional gross margin dollars. Also, we must increase our staffing to meet the requirements under the expanded knowledge process outsourcing contract and anticipate that our cost of revenue will increase in this line of business in the third and fourth quarters as we complete the staffing requirements.
Selling, general and administrative expenses
     Selling, general and administrative expenses increased by 159.5% and 53.4% in the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008 due primarily to the 2008 periods including reversals of a portion of the provision for bad debts due to collections made in the periods, whereas the 2009 periods include greater provisions for bad debts due to higher revenues and revenues from new customers for which we estimated that we would incur greater losses than for our historical business that primarily is with Ocwen. We also incurred higher travel costs in the 2009 periods primarily related to training of personnel.
Income from operations and Income before income taxes
     Income from operations increased $5,125 or 143.6% and $7,531 or 111.8% in the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. Income before income taxes increased by 143.9% and 112.7% in the same periods. These changes resulted from the growth in revenue with corresponding smaller increases in cost of revenue and other expenses.
Financial Services

	Three Months Ended			Six Months Ended
	June 30,	June 30,		June 30,	June 30,
	2009	2008	% change	2009	2008	% change
Revenues:
Asset recovery management	$12,950	$16,527	(21.6)%	$27,239	$34,002	(19.9)%
Customer relationship management	3,519	2,503	40.6%	6,548	4,527	44.6%

Total revenue	16,469	19,030	(13.5)%	33,787	38,529	(12.3)%
Cost of revenue	13,810	16,502	(16.3)%	27,879	31,267	(10.8)%

Gross profit	2,659	2,528	5.2%	5,908	7,262	(18.6)%

Selling, general and administrative expenses	3,748	4,627	(19.0)%	7,830	8,870	(11.7)%

Loss from operations	(1,089)	(2,099)	48.1%	(1,922)	(1,608)	(19.5)%

Other income (expense), net	(647)	(494)	(31.0)%	(1,115)	(962)	(15.9)%

Loss before income taxes	$(1,736)	$(2,593)	33.1%	$(3,037)	$(2,570)	(18.2)%

Transactions with related parties included above:
Revenue	$364	$485	(24.9)%	$731	$543	34.6%

Selling, general and administrative expenses	$194	$85	128.2%	$382	$290	31.7%

Interest expense	$(424)	$(447)	5.1%	$(882)	$(928)	5.0%

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)
Revenues
     In our Financial Services segment, we generate the majority of our revenue from asset recovery management fees we earn for collecting amounts due to our customers and from fees we earn for performing customer relationship management for our customers. Revenues declined by 13.5% and 12.3% in the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008 due to lower collection rates that we experienced. We believe that our collection rates have declined due to the current economic climate and that the decline is consistent with the collections industry in general. We began performing additional customer relationship management services for an existing customer in the third quarter of 2008 that increased our revenues in this area, partially offsetting the decrease in our asset recovery management revenues. We have begun to see our collection rates, which are somewhat inversely correlated with unemployment rates, level off after several quarters of declines, but cannot predict whether these rates will stabilize at current levels, increase or continue to decline.
Cost of revenue
     Cost of revenue declined 16.3% and 10.8% in the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008 due primarily to reductions we made to our compensation and benefits costs and also to lower technology and communications costs, partially offset by higher outside fees and services expenses.
     With respect to compensation costs, we aggressively reduced the number of collectors beginning in the fourth quarter of 2008, and continued these efforts in the first half of 2009. The lower number of collectors and the continued focus on reducing our technology costs generated positive results during the three and six months ended June 30, 2009. We lowered compensation and benefits by 24.0% in the current quarter compared to the second quarter of 2008.
     Our technology and communications expenses were 39.4% lower in the current quarter compared to the second quarter of 2008. This decline was partially offset by our outside fees and services which increased 37.6% and 22.4% in the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. Increases in outside fees and services resulted from higher collection letter costs and greater use of outside collectors. In summary, we experienced increased account placements which increased our costs for sending letters to debtors. In addition, although we are collecting on more accounts the overall liquidation rate declined which offsets the potential increase in revenue. In addition, outside fees and services increased due to the utilization of outside collectors in an effort to limit our exposure to the declining collection rates. We continue to analyze our cost structure and intend to manage our costs to improve profitability even if collection rates remain low through the remainder of 2009.
Selling, general and administrative expenses
     Selling, general and administrative expenses declined 19.0% and 11.7% in the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008 primarily due to reductions we made in our compensation related to support functions. We acquired NCI in June 2007 and fully integrated its operations during 2008, allowing us to eliminate duplicate positions and reduce our overall costs. We also incurred lower overall legal fees. As with our cost of revenue, we plan to continue managing our selling, general and administrative costs through the remainder of 2009. We will close two of our six North American collections centers in the third quarter of 2009, which will increase our costs during that quarter but which we believe will allow us to operate with lower costs in the fourth quarter of 2009 and in 2010. The offices will be closed in August 2009, and the closures will result in severance costs, losses on the disposal of the assets that will be abandoned and lease termination costs. We will record the actual and estimated costs in the third quarter of 2009 and are unable to estimate the total costs of these office closures at this time. We currently are negotiating with the landlords for the leased space in order to exit the leases early and expect to incur additional costs relating to the leases.
Loss from operations and Loss before income taxes
     We lowered our loss from operations by 48.1% and our loss before income taxes by 33.1% in the second quarter of 2009 compared to the second quarter of 2008 by decreasing our costs more than our revenues declined. In

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)
the six months ended June 30, 2009, our loss from operations increased by 19.5% and our loss before income taxes increased by 18.2% compared to the same period in 2008 as we were able to lower our costs, but the decreases were not sufficient to overcome the loss in revenues we experienced in the period. We plan to implement additional changes in the third and fourth quarters of 2009 in order to improve our results in our Financial Services segment. We expect to incur losses relating to the previously described office closures in the third quarter of 2009, but do not yet have an estimate of the extent of those losses. However, we believe that the ongoing savings from these changes will have a positive impact on our operating results in the fourth quarter of 2009 and in 2010.
Technology Products

	Three Months Ended			Six Months Ended
	June 30,	June 30,		June 30,	June 30,
	2009	2008	% change	2009	2008	% change
Revenues:
IT infrastructure services	$5,389	$6,446	(16.4)%	$11,026	$12,297	(10.3)%
REAL suite	6,720	5,964	12.7%	11,656	10,597	10.0%

Total revenue	12,109	12,410	(2.4)%	22,682	22,894	(0.9)%
Cost of revenue	5,965	8,426	(29.2)%	12,460	15,578	(20.0)%

Gross profit	6,144	3,984	54.2%	10,222	7,316	39.7%

Selling, general and administrative expenses	1,118	1,373	(18.6)%	2,796	3,103	(9.9)%

Income from operations	5,026	2,611	92.5%	7,426	4,213	76.3%

Other income (expense), net	(115)	(154)	25.3%	(253)	(92)	(175.0)%

Income before income taxes	$4,911	$2,457	99.9%	$7,173	$4,121	74.1%

Transactions with related parties included above:
Revenue	$8,174	$9,726	(16.0)%	$16,583	$17,120	(3.1)%

Selling, general and administrative expenses	$596	$283	110.6%	$1,223	$968	26.3%

Interest expense	$(93)	$(101)	7.9%	$(192)	$(202)	5.0%

Revenues
     Our IT infrastructure services revenues declined 16.4% and 10.3% in the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008 due primarily to lower billings to NCI (which we eliminate in consolidation but include in our segment presentation) for technology services. As noted in the Financial Services section above, technology and communications expenses declined for Financial Services due to fewer collectors and cost reduction efforts, and these expense reductions equate to revenue reductions for our Technology Products segment. Our REAL suite revenues increased primarily due to our expanding an agreement with a customer for its use of our REALServicing product and technology support required for the knowledge process outsourcing services we also provide to this customer. We also expanded related contracts for these knowledge process outsourcing services as discussed earlier in the Mortgage Services section. We anticipate that the contract renewal will continue to generate revenues at the current levels for the next several years.
     We also changed our billings to Ocwen to a market-based rate card beginning with the second quarter of 2008 which resulted in our recording revenues of approximately $664 more in the quarter ended March 31, 2009 compared to 2008. This change did not impact the second quarter of 2009. Our market-based rate cards include charges for specific functions or services that we provide that are at rates that we believe approximate what market participants would charge in arms-length transactions. We establish the rates based on specific functions such as the number of loans processed on the Altisource licensed system or the number of employees that are using the applicable systems. We bill for these services on a monthly basis, and the billings change monthly based on activity levels. We change the rates periodically based on changes we identify in the market but generally maintain

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)
consistent rates from month to month. We believe these rates to be market rates as they are consistent with one or more of the following: the fees we charge to other customers for same services; the rates Ocwen pays to other service providers; fees commensurate with market surveys prepared by unaffiliated firms; and prices being charged by our competitors. These revised rates are materially consistent with the rates we will charge Ocwen under the various long-term servicing contracts into which we will enter in connection with the Separation. Other than this change and the contract expansion noted above, we generated lower revenues from external customers for our REAL suite as one customer exited the market, and we lowered the price to another customer due to changes in their usage.
Cost of revenue
     Cost of revenue declined 29.2% and 20.0% in the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008 due to lower: (i) compensation costs as we integrated the NCI technology personnel into the existing technology group and eliminated certain positions and also shifted some personnel to departments within our Mortgage Services segment to assist with the growth in revenues; (ii) depreciation expense as several assets became fully depreciated in 2008 and have not been replaced; (iii) expenses for hardware and software maintenance agreements as we analyzed usage of these assets and eliminated unused items; and (iv) telephony as we reduced the number of personnel, renegotiated contracts and improved technology to drive down costs. While we anticipate that these savings will continue for the remainder of 2009, we also expect to incur additional technology costs associated with the Separation as we will need to add new equipment, data links and licenses to operate as a separate company from Ocwen.
Selling, general and administrative expenses
     Selling, general and administrative expenses declined 18.6% and 9.9% in the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008 due to lower occupancy charges as we had fewer personnel. We also had lower travel expenses and lower bad debt expense in the 2009 periods as we completed the integration of the NCI technology in 2008 and automated processes to identify delinquent receivables more quickly for a portion of our receivables that we previously had not managed as well as our current processes allow.
Income from operations and Income before income taxes
     We decreased our cost of revenue and selling, general and administrative expenses fairly substantially during the three and six months ended June 30, 2009 compared to the same periods in 2008 while revenues declined only slightly. These changes resulted in an increase in our income from operations of 92.5% and 76.3% in the three and six months ended June 30, 2009, respectively, and an increase in our income before income taxes of 99.9% and 74.1% in the comparable periods, compared to the same periods in 2008.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
     Management believes our ability to generate cash flow from operations coupled with cash on hand will be adequate to meet anticipated cash requirements which principally include operational expenditures, working capital and capital spending. Management believes that Altisource will have sufficient cash and other financial resources to fund current operations and meet its obligations beyond the next twelve months without incurring additional debt. Ocwen intends to contribute cash to us sufficient to ensure that we have a minimum cash balance of at least $7,000 at the Separation Date. We currently do not anticipate that such a contribution will be necessary as we had in excess of $7,000 on hand at June 30, 2009 and anticipate that we will continue to exceed this minimum level through the Separation Date.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)
consolidated statement of operations. These interest charges reflect an allocation and are not indicative of the interest charge we expect to incur as a separate company.
     As a separate company, Altisource intends to employ a disciplined cash policy that seeks first to maintain a strong balance sheet and second to invest in compelling growth opportunities that include development of new services, primarily within our Mortgage Services segment, as well as acquisitions. In most cases, we are able to grow our business organically with little to no additional capital. In addition, for over 60% of the revenues we earn, we are paid as we provide the service or within a limited timeframe (i.e., within one week) which minimizes our working capital requirements and ensures sufficient timely cash flows to fund operations. Furthermore, our operations generated positive cash flow in each of the past three years and we only required a contribution from Ocwen in order to acquire NCI in June 2007. We expect to continue to generate positive cash flow from operations throughout 2009 and in 2010.
     In June 2009, the Company terminated its existing revolving credit facility after considering its positive operating cash flows year-to-date and the administrative costs of maintaining the facility. We continue to believe that the Company has sufficient operating cash flows and, if necessary, access to debt markets at reasonable costs as well as equity markets (subject to the limitations described in our Registration Statement on Form 10) to finance our operations for at least the next twelve months without this facility.
Cash Flows

	For the six months ended June 30,
	2009	2008	% Change
Net income adjusted for non-cash	$15,481	$10,993	40.8%
Working capital	(2,380)	(12)	NM

Cash flow from operating activities	13,101	10,981	19.3%
Cash flow from investing activities	(1,553)	(770)	(101.7)%
Cash flow from financing activities	(6,331)	(11,182)	43.4%

Net change in cash	5,217	(971)	637.3%
Cash at beginning of period	6,988	5,688	22.9%

Cash at end of period	$12,205	$4,717	158.7%

     Cash flow from operations consists of two components including (i) net income adjusted for depreciation, amortization and certain other non-cash items and (ii) working capital. We generated $13,101 in cash flow from operations in the first half of 2009 which includes $15,481 in positive cash flows from operations which primarily reflects our profitability adjusted for non-cash items in the period. We had negative working capital changes that partially offset these cash flows and that resulted primarily from growth in accounts receivable associated with our 21.9% increase in revenues in the second quarter of 2009.
     Our cash flows from investing activities include our purchases of premises and equipment. We had relatively low purchases in the six months ended June 30, 2009 and 2008 and anticipate based on our internal forecasts that our purchases will increase in the later quarters of 2009 to be relatively consistent with the levels of 2008 and 2007. A large portion of these future purchases will be driven by technology needs being created by our Separation from Ocwen as we must operate in separate offices and plan to open a new data center to better service the technology needs of Ocwen and Altisource.
     Our cash flows from financing activities primarily include payments on debt and the net change in our invested equity balance. We participate in a centralized cash management program with Ocwen. We made a significant amount of our cash disbursements through centralized payable systems which were operated by Ocwen, and a significant amount of our cash receipts were received by us and transferred to centralized accounts maintained by Ocwen. There are no formal financing arrangements with Ocwen, and we recorded all cash receipts and disbursement activity between Ocwen and us through invested equity in the combined consolidated balance sheets and as net distributions or contributions to parent in the combined consolidated statements of invested equity and

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)
cash flows because we consider such amounts to have been contributed by or distributed to Ocwen. The decrease in the amount of the distribution to Ocwen from the first half of 2008 to the first half of 2009 is due to growth in the cash balances within NCI which are not part of the centralized cash management program. Ocwen paid approximately $2,400 of expenses on behalf of NCI in the first half of 2009 and did not require repayment of the related cash amounts.
Capital Resources
Changes in Financial Condition
     Total assets increased by 3.4% in the first half of 2009 primarily due to contributions from Ocwen to NCI and an increase in accounts receivable, partially offset by reductions due to accumulated depreciation on premises and equipment in excess of new additions and amortization of intangible assets with no additions.
     Total liabilities decreased by 14.8% in the first half of 2009 due primarily to payments we made on our line of credit and on capital lease obligations.
     At June 30, 2009, we had $56,177 of invested equity, an increase of $1,690 from December 31, 2008 that primarily was due to income we generated in the period, net of distributions we made to Ocwen.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)
OTHER MATTERS
Related Party — Ocwen
     For the six months ended June 30, 2009, approximately $32,960 of the Mortgage Services, $16,583 of the Technology Products and $731 of the Financial Services segment revenues were from sales to Ocwen businesses not included in the Separation or sales derived from Ocwen’s loan servicing portfolio. Services provided to Ocwen included residential property valuation, real estate sales, default management services, property inspection and property preservation, closing and title services, core technology back office support and multiple business technologies including our REAL suite of products. We provided all services at rates we believe to be comparable to market rates.
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
     Prior to the Separation, we primarily incurred market risks associated with interest rate movements. Since we terminated outstanding lines in the second quarter, we do not expect to incur this risk going forward unless we re-establish borrowings. We expect to assess market risks regularly and to establish policies and business practices to protect against the adverse effects of these exposures.
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
     See “Note 6, Commitments and Contingencies” of the Interim Combined Consolidated Financial Statements for information regarding legal proceedings.

ITEM 1A.	RISK FACTORS
     We include a discussion of the principal risks and uncertainties that affect or could affect our business operations on pages 11 through 23 of our Registration Statement on Form 10.

ITEM 6.	EXHIBITS

Exhibit
Number	Exhibit Description

3.1	Articles of Incorporation of Altisource Portfolio Solutions S.A.*

10.8	Form of Altisource Portfolio Solutions 2009 S.A Equity Incentive Plan*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Incorporated by reference from the similarly described exhibit filed in connection with Amendment No. 1 to our Registration Statement on Form 10 (File No. 001-34354), as filed with the Commission on June 29, 2009.

PART II — OTHER INFORMATION
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Date: August 4, 2009	/s/ Robert D. Stiles
Robert D. Stiles,
Chief Financial Officer (On behalf of the Registrant and as its principal financial officer