Form 10-Q
period 2009-09-30
Altisource Portfolio Solutions S.A.
filed 2009-11-12
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-34354

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
(Exact name of Registrant as specified in its charter)

Luxembourg	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2, rue Jean Bertholet
L-1233 Luxembourg
Grand Duchy of Luxembourg
(Address of principal executive offices) (Zip Code)
+352 2469 7900
Registrant’s telephone number
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2009, there were 24,050,036 outstanding shares of the registrant’s shares of beneficial interest.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash	$24,710	$6,988
Accounts receivable, net	17,887	9,077
Prepaid expenses and other current assets	2,516	3,021
Deferred tax assets, net	485	268

Total current assets	45,598	19,354

Premises and equipment, net	8,903	9,304
Intangible assets, net	34,387	36,391
Goodwill	8,812	11,540
Other assets	665	86

Total assets	$98,365	$76,675

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$7,004	$4,767
Capital lease obligations — current	888	916
Line of credit and other secured borrowings (Note 4)	—	1,123
Other current liabilities	10,909	6,213

Total current liabilities	18,801	13,019

Capital lease obligations — non-current	46	440
Deferred tax liability, net	1,473	2,670
Other non-current liabilities	733	—

Commitments and contingencies (Note 9)

Shareholders’ and Invested Equity:
Common stock; ($1.00 par value; 100,000 shares authorized; 24,050 issued and outstanding in 2009; EUR 25 par value, 263 shares authorized, issued and outstanding in 2008)	24,050	6,059
Retained earnings	5,792	—
Additional paid-in-capital	47,470	—
Invested equity	—	54,487

Total shareholders’ equity	77,312	60,546

Total liabilities and equity	$98,365	$76,675

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue	$54,064	$38,007	$146,486	$121,423
Cost of revenue	33,453	28,927	91,805	88,636

Gross profit	20,611	9,080	54,681	32,787
Selling, general and administrative expenses	11,065	7,142	27,216	21,285

Income from operations	9,546	1,938	27,465	11,502

Other income (expense), net
Interest income	4	—	4	14
Interest expense	(195)	(608)	(1,605)	(1,945)
Other, net (Note 9)	2,737	(19)	2,756	(12)

Total other income (expense), net	2,546	(627)	1,155	(1,943)

Income before income taxes	12,092	1,311	28,620	9,559
Income tax provision	(3,448)	(368)	(8,522)	(2,683)

Net income	$8,644	$943	$20,098	$6,876

Earnings per share(1):
Basic	$0.36	$0.04	$0.84	$0.29

Diluted	$0.36	$0.04	$0.83	$0.29

Weighted average shares outstanding(1):
Basic	24,050	24,050	24,050	24,050

Diluted	24,303	24,050	24,303	24,050

Transactions with related parties included above:
Revenue	$23,214	$13,472	$62,549	$44,716

Selling, general and administrative expenses	$522	$1,501	$4,308	$4,571

Interest expense	$193	$532	$1,290	$1,698

(1)	Earnings per share and weighted average shares outstanding for the three and nine months ended September 30, 2009 and 2008 are reflected on a pro forma basis (Note 7).
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ AND INVESTED EQUITY
(in thousands)
(Unaudited)

	Invested	Common Stock		Retained	Additional		Comprehensive
	Equity	Shares		Earnings	Paid-in-Capital	Total	Income
January 1, 2009	$54,487	263	$6,059	$—	$—	$60,546	$—
Share issuance due to conversion to a Luxembourg societé anonyme	(3,283)	9,079	3,283	—	—	—	—
Net income for pre-separation period	14,306	—	—	—	—	14,306	—
Distributions to Ocwen	(3,332)	—	—	—	—	(3,332)	—
Consummation of spin-off transaction and distribution to common stock	(62,178)	14,708	14,708	—	47,470	—	—
Net income for post-separation period	—	—	—	5,792	—	5,792	5,792

September 30, 2009	$—	24,050	$24,050	$5,792	$47,470	$77,312	$5,792

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,098	$6,876
Reconciling items:
Depreciation and amortization	4,188	6,047
Amortization of intangible assets	2,004	1,924
Deferred income taxes, net	(1,414)	—
Changes in operating assets and liabilities:
Accounts receivables, net	(8,810)	3,763
Prepaid expenses and other current assets	505	308
Other assets	(579)	19
Accounts payable and accrued expenses	2,237	(2,770)
Other current liabilities	8,157	1,724

Net cash flow from operating activities	26,386	17,891

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to premises and equipment, net	(3,787)	(1,413)

Net cash flow from investing activities	(3,787)	(1,413)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of short-term borrowings	—	(147)
Principal payments on capital lease obligations	(422)	(1,452)
Borrowings from line of credit	—	15,731
Payments of line of credit	(1,123)	(11,456)
Net change in investment from Ocwen	(3,332)	(20,118)

Net cash flow from financing activities	(4,877)	(17,442)

Net increase (decrease) in cash and cash equivalents	17,722	(964)
Cash and cash equivalents at the beginning of the period	6,988	5,688

Cash and cash equivalents at the end of the period	$24,710	$4,724

Supplemental Cash Flow Information:
Interest paid	$25	$79
Income taxes paid, net	$534	$81

Non-cash investing and financing activities:
Increase in common stock due to the Company’s conversion to a Luxembourg société anonyme	$3,283	$—
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — Description of Business, Basis of Separation and Presentation
A. Description of Business
Altisource Portfolio Solutions S.A. (“Altisource” or the “Company”), together with its subsidiaries’ is a provider of services focused on high value, knowledge-based functions principally related to real estate and mortgage portfolio management, asset recovery and customer relationship management. Utilizing integrated technology that includes decision models and behavioral based scripting engines, the Company provides solutions that improve clients’ performance and maximizes their returns. Altisource is publicly traded on the NASDAQ Global Select market under the symbol ASPS. Altisource was incorporated under the laws of Luxembourg on November 4, 1999 as Ocwen Luxembourg S.àr.l., renamed Altisource Portfolio Solutions S.à r.l. on May 12, 2009 and converted into Altisource Portfolio Solutions S.A. on June 5, 2009 (the “Conversion”). As part of the Conversion, we also changed the par value of equity from EUR 25 to $1.00 per share. Altisource became a publicly traded company as of August 10, 2009, see “Separation” below. Except as otherwise indicated or unless the context otherwise requires, “Altisource,” “we,” “us,” “our” and the “Company” refer to Altisource Portfolio Solutions S.A., a Luxembourg société anonyme, or public limited company, and its subsidiaries.
We conduct our operations through three reporting segments: Mortgage Services, Financial Services and Technology Products. In addition, we report our corporate related expenditures as a separate segment (see Note 8 for a description of our business segments).
B. Separation
On August 10, 2009 (the “Separation Date”), Altisource became a stand-alone public company in connection with our separation from Ocwen Financial Corporation (“Ocwen”) (the “Separation”). Prior to the Separation, the Company was a wholly-owned subsidiary of Ocwen and acquired all of its initial businesses, including Altisource Portfolio Solutions, Inc. (formerly NCI Holdings, Inc); Nationwide Credit, Inc. (“NCI”); Premium Title Services, Inc.; REALHome Services and Solutions, Inc.; Portfolio Management Outsourcing Solutions, LLC; and Western Progressive Trustee LLC, from Ocwen.
On the Separation Date, Ocwen distributed all of the Altisource common stock to Ocwen’s shareholders (the “Distribution”). Ocwen’s stockholders received one share of Altisource common stock for every three shares of Ocwen common stock held as of August 4, 2009 (the “Record Date”). In addition, holders of Ocwen’s 3.25% Contingent Convertible Unsecured Senior Notes due 2024 received one share of Altisource common stock deemed held on an as if converted basis. For such notes, the conversion ratio of 82.1693 shares of Ocwen common stock for every $1,000 in aggregate principal amount of notes held on the Record Date was calculated first and then we applied the distribution ratio of one share of Altisource common stock for every three shares of Ocwen common stock on an as converted basis to determine the number of shares each note holder received.
In connection with the Separation, Altisource and Ocwen entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the Separation including a separation agreement, a tax matters agreement, an employee matters agreement, an intellectual property agreement, a data center and disaster recovery agreement, a technology products services agreement, a transition services agreement and certain long-term servicing contracts (collectively, the “Agreements”) (See Note 3).
C. Basis of Presentation
The accompanying condensed consolidated financial statements present the historical results of operations, assets and liabilities attributable to the Altisource businesses. The assets and liabilities of Altisource have been accounted for at the historical values carried by Ocwen prior to the Separation and were assigned to Altisource pursuant to the terms of the Separation Agreement. The indebtedness of Ocwen, other than certain capital lease obligations and indebtedness specific to NCI, was not transferred to Altisource and remains the indebtedness of Ocwen. Prior to the Separation, Ocwen centrally managed the cash flows generated from the Company’s various businesses. The Invested equity balance included as a component of Shareholders’ Equity in the Company’s Condensed Consolidated Balance Sheet up to the Separation Date includes accumulated earnings of the Company as well as receivables/payables due to/from Ocwen resulting from cash transfers and intercompany activity. Interest was not charged or credited on amounts due to/from Ocwen.
For periods prior to the Separation Date, these condensed consolidated financial statements include allocations of expenses from Ocwen for corporate functions including insurance, employee benefit plan expense and allocations for certain centralized administration costs for executive management, treasury, real estate, accounting, auditing, tax, risk management, internal audit, human resources and benefits administration. We determined these allocations using proportional cost allocation methods including the use of relevant operating profit,

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
fixed assets, sales and payroll measurements. Specifically, personnel and all associated costs, including compensation, benefits, occupancy and other costs, are allocated based on the estimated percentage of time spent by the individual in the various departments. External costs such as audit fees, legal fees, business insurance and other are allocated based on a combination of the sales, fixed assets and operating profits of the department, whichever is most appropriate given the nature of the expense. Management believes such allocations are reasonable; however, they may not be indicative of the actual expense that would have been incurred had the Company been operating as an independent company for the periods presented. Total corporate costs allocated to the Company, excluding separation costs, were $4.3 million for the period ended August 9, 2009, including $0.5 million during the third quarter. The charges for these functions are included primarily in “Selling, general and administrative expenses” in the condensed consolidated statements of operations. In addition, Ocwen had allocated interest expense to us based upon our portion of assets to Ocwen’s total assets which is reflected as “Interest expense” in the condensed consolidated statements of operations. There have been no allocations of expenses charged to us since the Separation Date.
The condensed consolidated financial statements also do not necessarily reflect what the Company’s condensed consolidated results of operations, financial position and cash flows would have been had the Company operated as an independent company during the entire periods presented. For instance, as an independent public company, Altisource expects to incur costs in excess of those allocated by Ocwen for maintaining a separate Board of Directors, obtaining a separate audit, relocating certain executive management and hiring additional personnel.
We have prepared our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete condensed consolidated financial statements. In the opinion of management, all normal recurring adjustments considered necessary to fairly state the results for the interim periods presented have been included. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Registration Statement filed with the SEC on May 13, 2009, as amended (the “Form 10”), which contains a summary of our significant accounting policies. Certain footnote detail is also omitted from the condensed consolidated financial statements unless there is a material change from the information included in the Form 10.
D. Accounting Pronouncements Adopted
During 2009, the following accounting pronouncements were adopted which did not result in a material change to our results of operations, financial position or cash flows. New accounting pronouncements pending adoption that could impact future presentation or results are described further below.
In December 2007, the Financial Accounting Standards Board (“FASB”) issued guidance on business combinations (originally issued as Statement of Financial Accounting Standards (“SFAS”) No. 141(R) and now referred to as Accounting Standards Codification (“ASC”) 805) providing additional guidance on the accounting for business combinations. The guidance requires the acquiring entity in a business combination to recognize the full fair value of assets, liabilities, contractual contingencies and contingent consideration obtained in the transaction (whether for a full or partial acquisition); establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. This guidance, included in ASC 805, was amended further by FASB Staff Position (“FSP”) no. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” that was issued in April 2009. The FSP requires that contingences acquired in a business combination be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. The FSP also requires that an acquirer disclose information that enables users of its financial statements to evaluate the nature and financial effects of a business combination that occurs either during the current reporting period or after the reporting period but before the financial statements are issued. The adoption of ASC 805 and the related FSP on January 1, 2009 did not have an impact on our condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In December 2007, the FASB issued guidance on noncontrolling interests in consolidated financial statements (originally issued as SFAS No. 160 and now referred to as ASC 810) providing new guidance on the accounting and financial statement presentation for non-controlling (minority) interests. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the invested equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. The statement clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, when a subsidiary is deconsolidated, this statement requires that a parent recognize a gain or loss in net income based on the fair value of the entire entity, irrespective of any retained ownership, on the deconsolidation date. Such a gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. The adoption of ASC 810 on January 1, 2009 did not have an impact on our condensed consolidated balance sheets or statements of operations.
In May 2009, the FASB issued guidance on subsequent events (originally issued as SFAS No. 165 and now referred to as ASC 855). The guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The guidance is effective for interim or annual financial periods ending after June 15, 2009. We adopted the guidance effective with the issuance of our June 30, 2009 financial statements. The adoption did not result in changes in the subsequent events that we report, either through recognition or disclosure, in our condensed consolidated financial statements.
In June 2009, the FASB issued guidance on the Accounting Standards Codification and the hierarchy of generally accepted accounting principles (issued as SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 ) which established the FASB Standards Accounting Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities, and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. This guidance also replaces the prior guidance regarding the GAAP hierarchy, given that once in effect, the guidance within the Codification will carry the same level of authority. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the guidance effective with the issuance of our September 30, 2009 financial statements. As the guidance is limited to disclosure in the condensed consolidated financial statements and the manner in which we refer to GAAP authoritative literature there was no material impact on our condensed consolidated financial statements.
E. Foreign Currency Translation
The accompanying financial statements are reported in U.S. dollars. Where the functional currency is not the U.S. dollar, we translate assets and liabilities of foreign entities into U.S. dollars at the current rate of exchange existing at the balance sheet date and revenues and expenses at average monthly rates. We include the resulting translation adjustments as a component of invested equity prior to the Separation Date and as a component of accumulated other comprehensive income subsequent to the Separation Date. Where the functional currency of a foreign entity is the U.S. dollar, re-measurement adjustments are included in the results of operations. Such foreign currency transaction adjustments were not material for any period presented.
F. Fair Value of Financial Instruments
Our financial instruments consist primarily of cash, accounts receivable, accounts payable and debt obligations. The carrying amount of cash, cash equivalents, trade accounts receivable and trade accounts payable are representative of their respective fair values due to the short-term maturity of these instruments.
NOTE 2 — Accounting Pronouncements to be Adopted
In June 2009, the FASB issued guidance on accounting for transfers of financial assets (originally issued as SFAS No. 166 and now referred to as ASC 860-20). ASC 860-20 revises the criteria for the recognition of asset sales, particularly with respect to securitizations, and eliminates the concept of “Qualifying Special Purpose Entities” (“QSPEs”).
In June 2009, the FASB amended ASC 810 which provides guidance variable interest entities (“VIEs”) (issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R)). The amendments will significantly affect the overall consolidation analysis, changing the approach taken by companies in identifying which entities are VIEs and in determining which party is deemed the primary beneficiary. The guidance requires continuous assessment of an entity’s involvement with such VIEs.
Both ASC 860-20 and ASC 810 are effective for our financial statements beginning January 1, 2010. We are currently evaluating the impact the adoption will have on our condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — Related Party Transactions
Ocwen remains Altisource’s largest customer. For the nine months ended September 30, 2009, Ocwen or services derived from Ocwen’s loan servicing portfolio, represented 65.9% of revenues for Mortgage Services, 45.0% for Technology Products, 0.1% for Financial Services or 42.7% of total Altisource revenues. We consider certain services to be derived from Ocwen’s loan servicing portfolio rather than provided to Ocwen because such services are charged to the mortgagee and/or the investor and are not expenses to Ocwen. Ocwen is contractually obligated to purchase services from us; however, Ocwen is not restricted from redeveloping these services.
With the exception of certain Technology Product revenues during the quarter ended March 31, 2008, we record revenues we earn from Ocwen at rates we believe to be market rates as they are consistent with one or more of the following: the fees we charge to other customers for comparable services; the rates Ocwen pays to other service providers; fees commensurate with market surveys prepared by unaffiliated firms; and prices being charged by our competitors. These rates are materially consistent with the rates we charge Ocwen under the various long-term servicing contracts into which we entered into connection with the Separation. For certain technology product revenues earned prior to March 31, 2008, we historically charged Ocwen cost versus market rates. The change to market rates resulted in revenues of approximately $0.7 million more in the first quarter of 2009 than we would have recorded under our former cost-based method.
Altisource currently provides Ocwen and its subsidiaries with the following services:

Mortgage Services
•	valuation services

•	residential due diligence

•	residential fulfillment support services

•	real estate management and sales

•	property inspection and preservation services

•	closing and title services

•	homeowner outreach

•	trustee foreclosure services
Technology Products
•	residential loan servicing software

•	vendor management and order fulfillment software

•	default resolution services

•	IT infrastructure support

•	invoice presentment and payment software

•	commercial loan servicing software
Financial Services
•	mortgage charge-off and deficiency collections

Allocation of Corporate Costs
For periods prior to the Separation Date, these condensed consolidated financial statements include allocations of expenses from Ocwen for corporate functions including insurance, employee benefit plan expense and allocations for certain centralized administration costs for executive management, treasury, real estate, accounting, auditing, tax, risk management, internal audit, human resources and benefits administration. We determined these allocations using proportional cost allocation methods including the use of relevant operating profit, fixed assets, sales and payroll measurements. Specifically, personnel and all associated costs, including compensation, benefits, occupancy and other costs, are allocated based on the estimated percentage of time spent by the individual in the various departments. External costs such as audit fees, legal fees, business insurance and other are allocated based on a combination of the sales, fixed assets and operating profits of the department, whichever is most appropriate given the nature of the expense. Total corporate costs allocated to the Company, excluding separation costs, were $4.3 million for the period ended August 9, 2009, including $0.5 million during the third quarter. The charges for these functions are included primarily in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations. In addition, Ocwen had allocated interest expense to us based upon our portion of assets to Ocwen’s total assets which is reflected as “Interest expense” in the Condensed Consolidated Statements of Operations. However, these amounts may not be representative of the costs necessary for the Company to operate as a separate standalone company.
Separation Related Expenditures
We have recognized $3.4 million of Separation related expenses for the nine months ended September 30, 2009, including $1.5 million during the third quarter, representing primarily professional fees and other costs associated with establishing the Company as a stand-alone entity. Prior to the second quarter of 2009, all previous costs in connection with the Separation were recognized by Ocwen.
Separation Related Agreements
In connection with the Separation, Altisource and Ocwen entered into a separation agreement and various ancillary agreements that complete the separation of our business from Ocwen. The agreements were prepared before the Separation and reflect agreements between affiliated parties. The primary agreements (collectively, the “Agreements”) are as follows:

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Separation Agreement - provides for, among other things, the principal corporate transactions required to effect the Separation and certain other agreements relating to the continuing relationship between Ocwen and us after the Separation.
Transition Services Agreement - provides to each other services in such areas as human resources, vendor management, corporate services, six sigma, quality assurance, quantitative analytics, treasury, accounting, risk management, legal, strategic planning, compliance and other areas where we, and Ocwen, may need transitional assistance and support following the Separation. During the third quarter, the impact of transition services was immaterial as the cost of services received was offset by the cost of services provided to Ocwen.
Tax Matters Agreement - sets out each party’s rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local or foreign taxes for periods before and after the Separation and related matters such as the filing of tax returns and the conduct of Internal Revenue Service and other audits.
Employee Matters Agreement - provides for the transition of employee benefit plans and programs sponsored by Ocwen for employees of the component services business and any employees of the corporate office that we hire.
Services Agreement — we will provide to Ocwen certain services in connection with the Ocwen business following the Separation.
Technology Products Services Agreement — we will provide to Ocwen certain Technology Products services in connection with the Ocwen business following the Separation.
Intellectual Property Agreement — governed the transfer of intellectual property assets specified therein to us.
Data Center and Disaster Recovery Agreement — we will provide to Ocwen certain data center and disaster recovery services in connection with the Ocwen business following the Separation.
NOTE 4 — Line of Credit and Other Secured Borrowings
The table below provides the components of debt as of the dates presented:

	September 30,	December 31,
(in thousands)	2009	2008
Line of credit maturing July 2011	$—	$1,123
Less: current portion of line of credit and other secured borrowings	—	(1,123)

Long term portion	$—	$—

In July 2008, NCI entered into a revolving secured credit agreement with a financial institution that provided for borrowings of up to $10,000 through July 2011. All borrowings outstanding on December 31, 2008 were floating rate advances with an interest rate of 2.25%. Substantially all of NCI’s assets, which comprise substantially all of the assets in our Financial Services segment, were pledged as collateral for this credit agreement. On June 23, 2009, we terminated the agreement at which time there were no borrowings outstanding on the line of credit since we repaid the balance in full in January 2009.
NOTE 5 — Facility Closure Costs
In the third quarter of 2009, the Company accrued $2.3 million in facility closure costs (included in other current and other non-current liabilities in the Condensed Consolidated Balance Sheet and in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations), primarily consisting of lease exit costs (expected to be paid through 2014) and severance, for closure of facilities in Miramar, Florida and Victoria, British Columbia, Canada. The facility closures were in connection with the Company’s effort to reduce compensation costs by reducing the overall number of collectors as well as redistributing collectors to less expensive locations. The following table summarizes the activity for severance and other charges, all recorded in our Financial Services segment, for the quarter ended September 30, 2009:

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Termination
	Lease	benefits and
(dollars in thousands)	costs	other	Total
Balance at January 1, 2009	$—	$—	$—
Additions charged to operations (in third quarter)	1,110	1,194	2,304
Payments	(79)	(425)	(504)

Balance at September 30, 2009	$1,031	$769	$1,800

We do not expect additional significant costs related to the closure of these facilities.
NOTE 6 — Stock-Based Compensation
A. Equity Incentive Plan
The Company’s 2009 Equity Incentive Plan (“EIP”) provides for various types of equity awards, including stock options, stock appreciation rights, stock purchase rights, restricted shares and other awards, or a combination of any of the above.
Historically, a number of our employees participated in Ocwen’s equity-based compensation plans, generally consisting of restricted stock and stock options to purchase shares of Ocwen common stock (together, the “stock awards”).
At the Separation, all holders of Ocwen stock awards, including employees that remained with Ocwen, received the following:
•	a new Altisource stock award to acquire the number of shares of Altisource common stock equal to the product of (a) the number of Ocwen stock awards held on the Separation date and (b) the distribution ratio of one share of Altisource common stock for every three shares of Ocwen common stock; and

•	an adjusted Ocwen award for the same number of shares of Ocwen common stock with a reduced exercise price for stock option awards. Each company will record compensation expense for the stock awards held by its employees even though some of the awards relate to the common stock of the other company. As a result of the Separation, we did not record any incremental compensation expense.
During the quarter ended September 30, 2009, the Company granted 0.1 million stock options principally in connection with employment offers that provided for equity awards at the time of the Separation. The options have an exercise price of $14.15 per share. The vesting schedule for the options has a time-based component, in which 25% of the options vest in equal increments over four years, and a market-based component, in which up to 75% of the options could vest in equal increments over four years commencing upon the achievement of certain performance criteria related to our stock price and the annualized rate of return to investors. Two-thirds of the market-based options would begin to vest over four years if the stock price realizes a compounded annual gain of at least 20% over the exercise price, so long as the stock price is at least double the exercise price. The remaining third of the market-based options would begin to vest over four years if the stock price realizes a 25% gain, so long as it is at least triple the exercise price. The fair value of the time-based options was determined using the Black-Scholes options pricing model while a lattice (binomial) model was used to determine the fair value of the market-based options using the following assumptions as of the grant date:

	Nine Months Ended
	September 30, 2009
	Black-
	Scholes	Binomial
Risk-free interest rate	2.64%	0.50 — 3.86%
Expected stock price volatility	39%	38.0 — 46.0%
Expected dividend yield	—	—
Expected option life (in years)	5	—
Contractual life (in years)	—	10
Fair value	$196	$557

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
B. Compensation Cost Recognized
Presented below is a summary of the compensation cost recognized in the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Recognized in earnings:
Stock options	$83	$73	$248	$218
Restricted stock	2	17	7	52

Total	$85	$90	$255	$270

As of September 30, 2009, total unrecognized compensation cost related to the unvested portion of the Company’s stock option awards granted to Altisource employees is approximately $1.9 million and is expected to be recognized over a weighted-average period of 4.6 years.
NOTE 7 — Pro Forma Earnings Per Share
The basic weighted average shares and common stock equivalents are generally computed in accordance with ASC 260 (formerly SFAS No. 128), “Earnings per Share”, using the treasury stock method. Due to the nature and timing of the separation management believes the resulting GAAP earnings per share (“EPS”) - basic and GAAP EPS - diluted measures are not meaningful for the three and nine months ended September 30, 2009 and 2008, and therefore, the calculation has been excluded from the Condensed Consolidated Statements of Operations and the Notes thereto.
Pro forma basic earnings per share (“EPS”) excludes common stock equivalents and is calculated by dividing net income by the pro forma weighted average number of common shares outstanding during the period. Pro forma weighted average shares outstanding — basic, for the three and nine months ended September 30, 2009 is calculated using the 24.1 million common shares issued by Altisource on August 10, 2009, as if the shares had been issued on July 1, 2009 and January 1, 2009, respectively. Pro forma weighted average shares outstanding — basic, for the three and nine months ended September 30, 2008 is calculated using the same number of shares as the pro forma weighted average shares outstanding — basic for the 2009 periods as if the shares had been issued on July 1, 2008 and January 1, 2008, respectively.
Pro forma diluted EPS by is calculated by dividing net income by the pro forma weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding stock options and restricted stock awards. For periods prior to the Separation, the same number of shares is being used for the pro forma basic and pro forma diluted EPS calculations as no Altisource equity awards were outstanding prior to the Separation Date.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following is a reconciliation of the calculation of pro forma basic and diluted EPS for the three and nine months ended September 30:

	Three Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2009
		Weighted			Weighted
		Ave.			Ave.
(in thousands, except per share amounts)	Income	Shares	Per Share	Income	Shares	Per Share
Pro forma basic	$8,644	24,050	$0.36	$20,098	24,050	$0.84

Effect of dilutive securities:
Stock options (1)	—	253		—	253

Pro forma diluted	$8,644	24,303	$0.36	$20,098	24,303	$0.83

	Three Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2008
		Weighted			Weighted
		Ave.			Ave.
	Income	Shares	Per Share	Income	Shares	Per Share
Pro forma basic	$943	24,050	$0.04	$6,876	24,050	$0.29

Effect of dilutive securities:
Stock options (1)	—	—		—	—

Pro forma diluted	$943	$24,050	$0.04	$6,876	$24,050	$0.29

(1)	An average of 0.2 million options that were anti-dilutive have been excluded from the computation of pro forma diluted EPS for three and nine months ended September 30, 2009. These options were anti-dilutive because their exercise price was greater than the average market price of our stock. Also excluded from the computation of pro forma diluted EPS are 1.8 million options granted for shares that are issuable upon the achievement of certain market and performance criteria related to our stock price and an annualized rate of return to investors that has not been met at this point.
NOTE 8 — Business Segments
Our business segments reflect the internal reporting that we use to evaluate operating performance and to assess the allocation of our resources by our chief executive officer. In connection with our Separation, as a stand-alone public company, Altisource evaluates performance based on several factors, of which the primary financial measure is income before interest, tax, depreciation and amortization (“EBITDA”). We believe that this non-GAAP financial measure is useful to investors and analysts in analyzing and assessing our overall business performance, for making operating decisions, for compensation decisions and for forecasting and planning future periods. While the Company uses non-GAAP financial measures as a tool to enhance its understanding of certain aspects of its financial performance and to provide incremental insight into the underlying factors and trends affecting both the Company’s performance and its cash-generating potential, the Company does not consider these measures to be a substitute for, or superior to, the information provided by GAAP financial measures. Consistent with this approach, the Company believes that disclosing non-GAAP financial measures to the readers of its financial statements provides such readers with useful supplemental data that, while not a substitute for GAAP financial measures, allows for greater transparency in the review of its financial and operational performance and enables investors to more fully understand trends in its current and future performance.
Our segments are based upon our organizational structure which focuses primarily on the products and services offered.
We conduct our operations through three reporting segments. In addition, we report our corporate related expenditures as a separate segment. A brief description of our business segments are as follows:
Mortgage Services which provides residential mortgage origination and default management services including due diligence, valuation, real estate sales, default processing services, property inspection and preservation services, homeowner outreach, closing and title services and component services (formerly known as knowledge process outsourcing). Mortgage Services supports mortgage originators and servicers, insurance companies, hedge funds and commercial banks. Our services span the lifecycle of a mortgage loan from origination through the disposition of real estate owned properties.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial Services which provides asset recovery and customer relationship management services principally to the financial services, consumer products, telecommunications and utilities industries.
Technology Products which consists of products utilized in the mortgage industry including our REAL suite of applications that provide technology products to serve the needs of servicing and origination businesses. Our offerings include residential and commercial loan servicing and loss mitigation software, vendor management software and a patented vouchless payable system and information technology solutions to manage and oversee payments to large-scale vendor networks.
Corporate Items and Eliminations. Through August 9, 2009, this segment includes eliminations of transactions between the other segments as well as expenditures recognized by us related to the Separation. Subsequent to the Separation Date, this segment also includes costs recognized by us related to corporate support functions, such as finance, legal and human resources.
Financial information for our segments is as follows:

	Three Months Ended September 30, 2009
				Corporate
	Mortgage	Financial	Technology	Items &	Consolidated
(in thousands)	Services	Services	Products	Eliminations(1)	Altisource
Revenue	$29,141	$15,837	$12,451	$(3,365)	$54,064
Cost of revenue	17,262	12,635	5,582	(2,026)	33,453

Gross profit	11,879	3,202	6,869	(1,339)	20,611
Selling, general and administrative	1,238	6,802	1,084	1,941	11,065

Income (loss) from operations	10,641	(3,600)	5,785	(3,280)	9,546
Other income (loss), net	52	2,469	(51)	76	2,546

Income (loss) before income taxes	$10,693	$(1,131)	$5,734	$(3,204)	$12,092

Reconciliation to EBITDA
Income (loss) before income taxes	$10,693	$(1,131)	$5,734	$(3,204)	$12,092
Interest, net	7	146	53	(15)	191
Depreciation and amortization(2)	19	914	451	9	1,393
Amortization of intangibles	—	668	—	—	668

EBITDA	$10,719	$597	$6,238	$(3,210)	$14,344

Transactions with related parties included above:
Revenue	$18,141	$27	$5,046	$—	$23,214

Selling, general and administrative expenses	$531	$85	$294	$(388)	$522

Interest expense	$7	$147	$39	$—	$193

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30, 2009
				Corporate
	Mortgage	Financial	Technology	Items &	Consolidated
(in thousands)	Services	Services	Products	Eliminations(1)	Altisource
Revenue	$70,861	$49,624	$35,133	$(9,132)	$146,486
Cost of revenue	41,042	40,514	18,042	(7,793)	91,805

Gross profit	29,819	9,110	17,091	(1,339)	54,681
Selling, general and administrative	4,913	14,632	3,880	3,791	27,216

Income (loss) from operations	24,906	(5,522)	13,211	(5,130)	27,465
Other income (loss), net	29	1,354	(304)	76	1,155

Income (loss) before income taxes	$24,935	$(4,168)	$12,907	$(5,054)	$28,620

Reconciliation to EBITDA
Income (loss) before income taxes	$24,935	$(4,168)	$12,907	$(5,054)	$28,620
Interest, net	30	1,284	302	(15)	1,601
Depreciation and amortization(2)	20	2,204	1,955	9	4,188
Amortization of intangibles	—	2,004	—	—	2,004

EBITDA	$24,985	$1,324	$15,164	$(5,060)	$36,413

Transactions with related parties included above:
Revenue	$46,685	$64	$15,800	$—	$62,549

Selling, general and administrative expenses	$2,712	$467	$1,517	$(388)	$4,308

Interest expense	$30	$1,029	$231	$—	$1,290

	Three Months Ended September 30, 2008
				Corporate
	Mortgage	Financial	Technology	Items &	Consolidated
(in thousands)	Services	Services	Products	Eliminations(1)	Altisource
Revenue	$11,617	$18,653	$11,672	$(3,935)	$38,007
Cost of revenue	7,373	17,463	8,026	(3,935)	28,927

Gross profit	4,244	1,190	3,646	—	9,080
Selling, general and administrative	1,098	4,541	1,503	—	7,142

Income (loss) from operations	3,146	(3,351)	2,143	—	1,938
Other loss, net	(11)	(466)	(150)	—	(627)

Income (loss) before income taxes	$3,135	$(3,817)	$1,993	$—	$1,311

Reconciliation to EBITDA
Income (loss) before income taxes	$3,135	$(3,817)	$1,993	$—	$1,311
Interest, net	11	468	129	—	608
Depreciation and amortization(2)	—	1,143	1,139	—	2,282
Amortization of intangibles	—	628	—	—	628

EBITDA	$3,146	$(1,578)	$3,261	$—	$4,829

Transactions with related parties included above:
Revenue	$8,154	$—	$5,318	$—	$13,472

Selling, general and administrative expenses	$871	$146	$484	$—	$1,501

Interest expense	$12	$434	$86	$—	$532

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30, 2008
				Corporate
	Mortgage	Financial	Technology	Items &	Consolidated
(in thousands)	Services	Services	Products	Eliminations(1)	Altisource
Revenue	$40,176	$57,182	$34,566	$(10,501)	$121,423
Cost of revenue	26,803	48,730	23,604	(10,501)	88,636

Gross profit	13,373	8,452	10,962	—	32,787
Selling, general and administrative	3,493	13,411	4,606	(225)	21,285

Income (loss) from operations	9,880	(4,959)	6,356	225	11,502
Other loss, net	(48)	(1,428)	(242)	(225)	(1,943)

Income (loss) before income taxes	$9,832	$(6,387)	$6,114	$—	$9,559

Reconciliation to EBITDA
Income (loss) before income taxes	$9,832	$(6,387)	$6,114	$—	$9,559
Interest, net	48	1,436	447	—	1,931
Depreciation and amortization(2)	24	2,457	3,566	—	6,047
Amortization of intangibles	—	1,924	—	—	1,924

EBITDA	$9,904	$(570)	$10,127	$—	$19,461

Transactions with related parties included above:
Revenue	$30,352	$—	$14,364	$—	$44,716

Selling, general and administrative expenses	$2,683	$436	$1,452	$—	$4,571

Interest	$48	$1,362	$288	$—	$1,698

				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Products	Eliminations(1)	Altisource
Total Assets:
September 30, 2009	$6,493	$55,635	$12,190	$24,047	$98,365

December 31, 2008	$3,361	$59,744	$8,836	$4,734	$76,675

(1)	Intercompany transactions primarily consist of information technology infrastructure services and charges for the use of certain REAL products from our Technology Products segment to our other two segments. Generally, we reflect these charges within technology and communication in the segment receiving the services, except for consulting services, which we reflect in professional services.

(2)	Includes depreciation and amortization of $0.8 million and $1.0 million in the three months ended September 30, 2009 and 2008, respectively, and $1.9 million and $2.1 million in the nine months ended September 30, 2009 and 2008, respectively, for assets reflected in the Technology Products segment but utilized by the Financial Services segment.
NOTE 9 – Commitments and Contingencies
A. Litigation
Noble Systems Corp. We have filed suit against a former equipment vendor seeking revocation of acceptance of the equipment and damages for breaches of implied warranties and related torts. Separately, we are party to a pending arbitration brought by the vendor seeking payment of annual support and maintenance fees for periods subsequent to when we returned the equipment to the vendor. The vendor also is requesting payment of discounts it provided to us purportedly to be a marketing partner for the vendor. In total, the former vendor is seeking damages of approximately $3.1 million. We believe that the vendor’s claims against us are without merit and we intend to defend vigorously against this matter while at the same time pursue our claims against this vendor.
Nationwide Inflection, LLC. In the first quarter of 2009, we received a complaint from Nationwide Inflection, LLC (“Inflection”) related to the release of escrow in connection with the June 2007 acquisition of NCI. Inflection claimed that it had not breached any representations and was entitled to recover all sums in escrow. We responded timely claiming that we had suffered losses in excess of the escrow as a result of breach of contract. Ultimately, during the third quarter, the parties agreed to settle all complaints which resulted in $2.3 million being released to Altisource and recognized as a gain in other income, net in the Condensed Consolidated Statement of Operations. We also received $0.4 million related to interest received on the escrow and reimbursement for expenses incurred in connection

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
with defending ourselves in lawsuits in existence at the time of the acquisition, with an additional $0.3 million in escrow to be released as expenses are incurred.
Altisource is subject to various other pending legal proceedings arising in the ordinary course of business. In our opinion, the resolution of the matter above and those other proceedings will not have a material effect on our financial condition, results of operations or cash flows.
B. Taxation
The Distribution was a tax-free transaction under Section 355 of the Internal Revenue Code (the “Code”). However, Ocwen recognized, and will pay tax on, substantially all of the gain it has in the assets that comprise Altisource as a result of the restructuring. To the extent Ocwen does recognize tax under Section 355 of the Code, Altisource has agreed to indemnify Ocwen. In addition, we have agreed to indemnify Ocwen should expected tax treatments not be upheld upon review or audit to the extent related to our operating results. As of September 30, 2009, the Company does not believe it has a material obligation under this indemnity.
NOTE 10 – Subsequent Events
Management has evaluated and disclosed subsequent events up to and including November 11, 2009, which is the issuance date of the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Altisource Portfolio Solutions S.A (“Altisource” or “the Company”). MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes and with our Registration Statement on Form 10 as filed with the Securities and Exchange Commission on May 13, 2009, as amended.
This MD&A contains forward-looking statements; please see page 33 for more information. Significant components of the MD&A section include:

Page
SECTION 1 – Overview	18
The overview section provides a summary of Altisource and our reportable business segments. We also include a discussion of factors affecting our consolidated results of operations as well as items specific to each business group. In addition, we provide a brief description of our basis of presentation for our financial results.

SECTION 2 – Consolidated Results of Operations	19
The consolidated results of operations section provides an analysis of our results on a consolidated basis for the three and nine months ended September 30, 2009, against the comparable prior year periods. Significant subsections within this section are as follows:

Summary Consolidated Results	19
Revenues	19
Cost of Revenue	20
Selling, General and Administrative Expenses	21
Income from Operations and Income Before Income Taxes	22
EBITDA	22
Income Taxes	23
Accounting Changes	23
Inflation	23

SECTION 3 – Segment Results of Operations	23
The segment results of operations section provides an analysis of our results on a reportable operating segment basis for the three and nine months ended June 30, 2009, against the comparable prior year periods. We discuss known trends and uncertainties. Significant subsections within this section are as follows:

Mortgage Services	25
Financial Services	27
Technology Products	29

SECTION 4 – Liquidity and Capital Resources	30
The liquidity and capital resources section provides discussion of our ability to generate adequate amounts of cash to meet our current and future needs. Significant subsections within this section are as follows:

Liquidity	30
Cash Flows	31
Liquidity Requirements after September 30, 2009	32
Capital Resources	32
Commitments and Contingencies	33

SECTION 5 – Other Matters	33
The other matters section provides a discussion of related party transactions and provisions of the various separation related agreements with Ocwen.

SECTION 6 – Forward Looking Statements	33

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
SECTION 1 – OVERVIEW
Altisource is a provider of services focused on high value, knowledge-based functions principally related to real estate and mortgage portfolio management, asset recovery and customer relationship management. Utilizing integrated technology that includes decision models and behavioral based scripting engines, the Company provides solutions that improve clients’ performance and maximizes their returns.
We believe our competitive advantage is the ability to manage high value, knowledge-based job functions with our global platform while reducing operating variability. In general, we utilize integrated technology solutions that include enhanced call scripts for our customer service personnel based on psychological principles and decision models. We operate technology platforms that manage large scale distributed networks of vendors. This allows our customers to improve their business processes while reducing costs. Along with expanding our use of integrated technology solutions, a central tenet to our strategy is a focus on selling output or solutions (the number of units we produce or manage on behalf of our client), thereby enabling us to convert operational efficiency gains into higher margins and profitability per employee.
We conduct our operations through three reporting segments: Mortgage Services, Financial Services and Technology Products. In addition, we report our corporate related expenditures as a separate segment (see Note 8 to the condensed consolidated financial statements for a brief description of our business segments).
Significant operating and financial results for our operating groups are discussed under SECTION 3 – SEGMENT RESULTS OF OPERATIONS.
A. Separation
On August 10, 2009 (the “Separation Date”), Altisource became a stand-alone public company in connection with our Separation from Ocwen. In connection with the Separation, Altisource and Ocwen entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the Separation including a separation agreement, a tax matters agreement, an employee matters agreement, an intellectual property agreement, a data center and disaster recovery agreement, a transition services agreement and certain long-term servicing contracts (collectively, the “Agreements”). Additional information may be found in Note 1 to the condensed consolidated financial statements.
B. Basis of Presentation
The accompanying condensed consolidated financial statements present the historical results of operations, assets and liabilities attributable to the Altisource businesses. For periods prior to the Separation Date, these condensed consolidated financial statements include allocations of expenses from Ocwen for certain corporate functions including insurance, employee benefit plan expense and allocations for certain centralized administration costs for executive management, treasury, real estate, accounting, auditing, tax, risk management, internal audit, human resources and benefits administration. We determined these allocations using proportional cost allocation methods including the use of relevant operating profit, fixed assets, sales and payroll measurements. Management believes such allocations are reasonable; however, they may not be indicative of the actual expense that would have been incurred had the Company been operating as an independent company for the periods presented. Total corporate costs allocated to the Company, excluding separation costs, were $4.3 million for the period ended August 10, 2009, including $0.5 million during the third quarter. The charges for these functions are included primarily in “Selling, general and administrative expenses” in the condensed consolidated statements of operations. In addition, Ocwen had allocated interest expense to us based upon our portion of assets to Ocwen’s total assets which is reflected as “Interest expense” in the condensed consolidated statements of operations. There have been no allocations of expenses charged to us since the Separation Date.
The condensed consolidated financial statements also do not necessarily reflect what the Company’s consolidated results of operations, financial position and cash flows would have been had the Company operated as an independent company during the entire periods presented. For instance, as an independent public company, Altisource expects to incur costs in excess of those allocated by Ocwen for maintaining a separate Board of Directors, obtaining a separate audit, relocating certain executive management and hiring additional personnel.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
SECTION 2 – CONSOLIDATED RESULTS OF OPERATIONS
Summary Consolidated Results
The following table summarizes our consolidated operating results for the periods indicated. The transactions with related parties included in this table and throughout this MD&A consist of transactions with Ocwen businesses not included in the Separation or transactions derived from Ocwen’s loan servicing portfolio. We consider certain services to be derived from Ocwen’s loan servicing portfolio rather than provided to Ocwen because such services are charged to the mortgagee and/or the investor and are not expenses to Ocwen.

	Three Months Ended September 30,			Nine Months Ended September 30,
			%			%
(in thousands)	2009	2008	Change	2009	2008	Change
Revenue	$54,064	$38,007	42.2%	$146,486	$121,423	20.6%
Cost of revenue	33,453	28,927	15.6	91,805	88,636	3.6

Gross profit	20,611	9,080	127.0	54,681	32,787	66.8
Selling, general and administrative expenses	11,065	7,142	54.9	27,216	21,285	27.9

Income from operations	9,546	1,938	392.6	27,465	11,502	138.8

Other income (expense), net
Interest income	4	—	N/M	4	14	(71.4)
Interest expense	(195)	(608)	68.0	(1,605)	(1,945)	17.5
Other, net	2,737	(19)	N/M	2,756	(12)	N/M

Total other income (expense), net	2,546	(627)	506.1	1,155	(1,943)	159.4

Income before income taxes	12,092	1,311	822.3	28,620	9,559	199.4
Income tax provision	(3,448)	(368)	(837.0)	(8,522)	(2,683)	(217.6)

Net income	$8,644	$943	816.6	$20,098	$6,876	192.3%

Transactions with related parties included above:
Revenue	$23,214	$13,472	72.3%	$62,549	$44,716	39.9%

Selling, general and administrative expenses	$522	$1,501	(65.2)%	$4,308	$4,571	(5.8)%

Interest expense	$193	$532	(63.7)%	$1,290	$1,698	(24.0)%

N/M	—	Not meaningful.
Revenues
The following table presents our revenues for the periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,			Nine Months Ended September 30,
			%			%
(in thousands)	2009	2008	Change	2009	2008	Change
Mortgage Services	$29,141	$11,617	150.8%	$70,861	$40,176	76.4%
Financial Services	15,837	18,653	(15.1)	49,624	57,182	(13.2)
Technology Products	12,451	11,672	6.7	35,133	34,566	1.6
Corporate and Eliminations	(3,365)	(3,935)	14.5	(9,132)	(10,501)	13.0

Total revenues	$54,064	$38,007	42.2%	$146,486	$121,423	20.6%

Transactions with related parties:
Mortgage Services	$18,141	$8,154	122.5%	$46,685	$30,352	53.8%

Financial Services	$27	$—	N/M	$64	$—	N/M

Technology Products	$5,046	$5,318	(5.1)%	$15,800	$14,364	10.0%

N/M	—	Not meaningful.
Revenues for the nine months ended September 30, 2009, increased to $146.5 million, a 20.6% increase over the comparable nine months for 2008. In addition, we continue to see sequential increase in revenues per quarter as our third quarter revenues were 8.6% greater than our second quarter revenues for 2009. The significant revenue trends in the current period include:

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
▪	76.4% increase in Mortgage Services revenue for the current year-to-date period over the comparable 2008 year-to-date period driven principally by the introduction and growth of new default associated services including property inspection and property preservation, closing and title services, real estate sales and default management services. In addition, as discussed in the second quarter of 2009, we also renewed and expanded a contract with a component services customer. Sequentially, our Mortgage Services revenue for the quarter increased 21.3% over the second quarter as we continued to expand our geographic presence;
▪	13.2% decrease in Financial Services revenues for the current year-to-date period over the comparable 2008 year-to-date period driven by overall economic conditions. Generally during an economic downturn, we experience a decrease in collection rates offset by an increase in placements due to rising delinquencies. Uncharacteristically, and despite continued strong performance for our customers, during the third quarter, we have seen a sequential decrease in debt placements in the third quarter even though unemployment has continued to rise. We believe this is the result of tightened credit standards and reduced consumer spending. This has led to an overall decrease in Financial Services revenues. We were able to partially offset this impact with an increase in mortgage charge-off placements and placements with new customers; and
▪	1.6% increase in Technology Products revenue for the current year-to-date period over the comparable 2008 year-to-date period from higher REAL suite revenues due to the expansion of an agreement in the second quarter with a customer for its use of REALServicing®, partially offset by decreases in our IT infrastructure services (due to our cost reduction efforts in other segments which for certain of these costs equate to a corresponding reduction of revenue in this segment).
Our revenues are subject to seasonality. More specifically, Financial Services revenues tend to be highest in first quarter and generally decline throughout the year. In addition, our Mortgage Services revenues experience seasonality as REO sales tend to be at their lowest level during the fourth quarter. We expect to partially mitigate the impact of seasonality as we continue to expand our geographic scope with respect to Mortgage Services.
Our revenue growth strategies include the following initiatives:
▪	Continued geographic expansion of our Mortgage Services products capturing a greater share of revenues related to loans serviced by Ocwen;

▪	Development of new products including origination related products for our Mortgage Services segment; and

▪	Diversification of our customer base.
We also intend to cross-sell our Mortgage Services and Technology Products going forward and doing so should increase the overall value we provide to our customers as well as improve our profitability.
Items of Comparability
With the exception of certain Technology Product revenues during the quarter ended March 31, 2008, we record revenues we earn from Ocwen at rates we believe to be market rates as they are consistent with one or more of the following: the fees we charge to other customers for comparable services; the rates Ocwen pays to other service providers; fees commensurate with market surveys prepared by unaffiliated firms; and prices being charged by our competitors. These rates are materially consistent with the rates we charge Ocwen under the various long-term servicing contracts into which we entered into connection with the Separation. For certain Technology Product revenues earned prior to March 31, 2008, we historically charged Ocwen cost versus market rates. The change to market rates resulted in revenues of approximately $0.7 million more in the first quarter of 2009 than we would have recorded under our former cost-based method.
Further detailed discussion of revenues is included in SECTION 3 – SEGMENT RESULTS OF OPERATIONS of this MD&A.
Cost of Revenue
Cost of revenue principally includes: (i) payroll and employee benefits associated with personnel employed in customer service roles; (ii) fees paid to external providers of valuation, title, due diligence, property preservation and inspection services and other similar services, as well as printing and mailing costs for correspondence with debtors; and (iii) technology and telephony expenses as well as depreciation and

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
amortization of operating assets. The components of cost of revenue were as follows for the periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,			Nine Months Ended September 30,
			%			%
(in thousands)	2009	2008	Change	2009	2008	Change
Compensation and benefits	$13,735	$16,099	(14.7)%	$39,612	$46,207	(14.3)%
Outside fees and services	16,230	7,322	121.7	40,511	26,607	52.3
Technology and communications	3,488	5,506	(36.7)	11,682	15,822	(26.2)

Total cost of revenue	$33,453	$28,927	15.6%	$91,805	$88,636	3.6%

Gross margin percentage	38.1%	23.9%		37.3%	27.0%

Our gross margin percentage increased to 37.3% for the nine months ended September 30, 2009 (38.1% for the third quarter) from 27.0% for the same period in 2008 (23.9% for the quarter). The increase in gross margin in both periods is primarily a result of the composition of revenues being more weighted towards Mortgage Services which have higher margins. In addition, we have been aggressively reducing our compensation costs within our Financial Services segment both by reducing the overall number of collectors as well as redistributing collectors to less expensive locations.
Outside fees and services primarily increased in our Mortgage Services segment consistent with the greater revenues from our new services, primarily property inspection and preservation and our default management services. Outside fees and services also increased in our Financial Services segment as we are attempting to collect on more accounts in 2009 than in 2008 and therefore incurred greater costs. Our Financial Services segment also increased its use of external collectors resulting in a shift in costs from compensation and benefits to outside fees and services.
Technology and communications decreased in part by reducing the number of internal collectors and by reducing telephony and related costs. Finally, we incurred lower depreciation in 2009 as several assets became fully depreciated late in 2008 and we accelerated the depreciation of some obsolete technology that impacted the 2008 periods but not those in 2009.
Selling, General and Administrative Expenses
The components of selling, general and administrative expenses were as follows for the periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,			Nine Months Ended September 30,
			%			%
(in thousands)	2009	2008	Change	2009	2008	Change
Occupancy and equipment	$1,976	$2,077	(4.9)%	$6,086	$6,100	(0.2)%
Corporate allocations	521	1,501	(65.3)	4,307	4,571	(5.8)
Professional services	4,158	813	411.4	7,514	2,559	193.6
Other	4,410	2,751	60.3	9,309	8,055	15.6

Total selling, general and administrative expenses	$11,065	$7,142	54.9%	$27,216	$21,285	27.9%

Operating margin	17.7%	5.1%		18.7%	9.5%

Our operating margin percentage increased to 18.7% for the nine months ended September 30, 2009 (17.7% for the third quarter) from 9.5% for the same period in 2008 (5.1% for the quarter). The increase in operating margin in both periods is the result of our increase in gross margins as discussed above, partially offset by an increase to our selling, general and administrative expenses primarily related to costs incurred as part of our Separation as well as facility closure costs as discussed below.
Occupancy and equipment in both 2009 periods was relatively unchanged from the comparable prior year periods.
Corporate allocations represent expenses allocated from Ocwen through the Separation Date for certain corporate functions, as discussed more fully in SECTION 1 — OVERVIEW, Separation above. Subsequent to the Separation Date, these expenses are included in the other selling,

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
general and administrative expense categories above. As a result, the decrease in the quarter is the result of allocations only representing a partial period in 2009 as compared to a full quarter of allocations in the 2008 comparable period. Partially offsetting this decrease in the year-to-date period, Altisource represented a more significant portion of Ocwen in 2009 and incurred additional payroll and related costs as it utilized more legal, finance, executive and human resource services in connection with the growth in revenues and the planned Separation from Ocwen.
Professional services increased in both 2009 periods primarily due to:
•	$3.4 million ($1.5 million in the third quarter) of separation related expenses. Prior to the second quarter of 2009, all previous costs in connection with the Separation were recognized by Ocwen;

•	$1.0 million ($0.7 million for the quarter) increase in legal expenses due to recent litigation cases (see Note 9 to the condensed consolidated financial statements); and

•	$0.5 million in auditing and related fees, all recorded in the third quarter. Prior to the Separation Date, these fees were allocated from Ocwen and included in the corporate allocations category.
Other selling, general and administrative increased in both 2009 periods primarily due to $2.3 million in facility closure costs recorded in the third quarter primarily consisting of lease exit costs and severance for closure of facilities in Miramar, Florida and Victoria, British Columbia, Canada. We expect these facility closures will reduce our occupancy costs in future periods. Partially offsetting these costs were lower allocations from Ocwen (as expense allocations ceased as of the Separation Date) of $0.3 million ($1.0 million for the third quarter) in 2009 as compared to the comparable 2008 period.
Income Before Income Taxes
Income before income taxes increased by $19.1 million to $28.6 million in the nine months ended September 30, 2009 ($12.1 million for the third quarter) as compared to $9.6 million in the comparable 2008 period ($1.3 million for the quarter). In addition to the changes in revenue and expenses discussed above, the increase in both periods was principally driven by:
•	$2.3 million of other income recorded in the third quarter of 2009 relating to a litigation settlement (see Note 9 to the condensed consolidated financial statements); and

•	$0.4 million reduction in interest expense allocated from Ocwen prior to the Separation Date.
Both 2009 periods include the following one-time items (discussed above):
•	$3.4 million ($1.5 million for the third quarter) of Separation related expenses; and

•	$2.3 million of facility closure costs recorded in the third quarter of 2009.
EBITDA

	Three Months Ended September 30,			Nine Months Ended September 30,
			%			%
(in thousands)	2009	2008	Change	2009	2008	Change
Income (loss) before income taxes	$12,092	$1,311	822.3%	$28,620	$9,559	199.4%
Interest, net	191	608	(68.6)	1,601	1,931	(17.1)
Depreciation and amortization	1,393	2,282	(39.0)	4,188	6,047	(30.7)
Amortization of intangibles	668	628	6.4	2,004	1,924	4.2

EBITDA	$14,344	$4,829	197.0%	$36,413	$19,461	87.1%

EBITDA increased by $16.9 million to $36.4 million in the nine months ended September 30, 2009 ($14.3 million for the third quarter) as compared to $19.5 million in the comparable 2008 period ($4.8 million for the quarter) and is driven by the changes in income before income taxes discussed above.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
During both 2009 periods, EBITDA was positively impacted by $2.3 million related to the litigation settlement and was negatively impacted by $2.3 million in facility closure costs and $3.4 million of one-time separation costs, each of which was discussed above.
Income Taxes
The income tax provision was $8.5 million in the nine months ended September 30, 2009 ($3.4 million for the third quarter). Our effective tax rate was 29.8% in the nine months ended September 30, 2009 compared to 28.1% in the same period in 2008. Income tax provision on income before income tax differs from amounts that would be computed by applying the Luxembourg federal corporate income tax rate of 28.6% primarily because of the effect of differing tax rates outside of Luxembourg, indefinite deferral on earnings of non-U.S. affiliates and additional foreign income taxes. The additional non-U.S. foreign income taxes were the primary reason for the increase in our effective tax rate between periods. During 2010, we intend to utilize our international structure more efficiently to identify ways to lower our overall effective tax rate.
Accounting Changes
There was no material impact to the condensed consolidated financial statements as a result of the adoption of recent accounting pronouncements. For a discussion of the recent accounting pronouncements, see Note 1 to the condensed consolidated financial statements.
Inflation
Inflation did not have a material effect on our results of operations for the periods presented.
SECTION 3 — RESULTS BY GROUP
The following section provides a discussion of pre-tax results of operations of our business segments for the three and nine months ended September 30, 2009 and 2008. Transactions between segments are accounted for as third-party arrangements for purposes of presenting segment results of operations. Intercompany transactions primarily consist of information technology infrastructure services and charges for the use of certain REAL products from our Technology Products segment to our other two segments. Generally, we reflect these charges within technology and communication in the segment receiving the services, except for consulting services, which we reflect in professional services.
A summary of our operating results by segment for the periods ended September 30 is as follows:

	Three Months Ended September 30, 2009
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Products	Eliminations	Altisource
Revenue	$29,141	$15,837	$12,451	$(3,365)	$54,064
Cost of revenue	17,262	12,635	5,582	(2,026)	33,453

Gross profit	11,879	3,202	6,869	(1,339)	20,611
Selling, general and administrative	1,238	6,802	1,084	1,941	11,065

Income (loss) from operations	10,641	(3,600)	5,785	(3,280)	9,546
Other income (loss), net	52	2,469	(51)	76	2,546

Income (loss) before income taxes	$10,693	$(1,131)	$5,734	$(3,204)	$12,092

Transactions with related parties included above:
Revenue	$18,141	$27	$5,046	$—	$23,214

Selling, general and administrative expenses	$531	$85	$294	$(388)	$522

Interest expense	$7	$147	$39	$—	$193

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Nine Months Ended September 30, 2009
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Products	Eliminations	Altisource
Revenue	$70,861	$49,624	$35,133	$(9,132)	$146,486
Cost of revenue	41,042	40,514	18,042	(7,793)	91,805

Gross profit	29,819	9,110	17,091	(1,339)	54,681
Selling, general and administrative	4,913	14,632	3,880	3,791	27,216

Income (loss) from operations	24,906	(5,522)	13,211	(5,130)	27,465
Other income (loss), net	29	1,354	(304)	76	1,155

Income (loss) before income taxes	$24,935	$(4,168)	$12,907	$(5,054)	$28,620

Transactions with related parties included above:
Revenue	$46,685	$64	$15,800	$—	$62,549

Selling, general and administrative expenses	$2,712	$467	$1,517	$(388)	$4,308

Interest expense	$30	$1,029	$231	$—	$1,290

	Three Months Ended September 30, 2008
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Products	Eliminations	Altisource
Revenue	$11,617	$18,653	$11,672	$(3,935)	$38,007
Cost of revenue	7,373	17,463	8,026	(3,935)	28,927

Gross profit	4,244	1,190	3,646	—	9,080
Selling, general and administrative	1,098	4,541	1,503	—	7,142

Income (loss) from operations	3,146	(3,351)	2,143	—	1,938
Other loss, net	(11)	(466)	(150)	—	(627)

Income (loss) before income taxes	$3,135	$(3,817)	$1,993	$—	$1,311

Transactions with related parties included above:
Revenue	$8,154	$—	$5,318	$—	$13,472

Selling, general and administrative expenses	$871	$146	$484	$—	$1,501

Interest expense	$12	$434	$86	$—	$532

	Nine Months Ended September 30, 2008
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Products	Eliminations	Altisource
Revenue	$40,176	$57,182	$34,566	$(10,501)	$121,423
Cost of revenue	26,803	48,730	23,604	(10,501)	88,636

Gross profit	13,373	8,452	10,962	—	32,787
Selling, general and administrative	3,493	13,411	4,606	(225)	21,285

Income (loss) from operations	9,880	(4,959)	6,356	225	11,502
Other loss, net	(48)	(1,428)	(242)	(225)	(1,943)

Income (loss) before income taxes	$9,832	$(6,387)	$6,114	$—	$9,559

Transactions with related parties included above:
Revenue	$30,352	$—	$14,364	$—	$44,716

Selling, general and administrative expenses	$2,683	$436	$1,452	$—	$4,571

Interest	$48	$1,362	$288	$—	$1,698

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
Mortgage Services

	Three Months Ended September 30,			Nine Months Ended September 30,
			%			%
(in thousands)	2009	2008	Change	2009	2008	Change
Revenues:
Residential property valuation	$6,233	$5,878	6.0%	$20,268	$21,485	(5.7)%
Closing and title services	4,334	2,597	66.9	12,924	9,607	34.5
Component services	5,159	2,995	72.3	13,411	8,689	54.3
Property inspection and property preservation	7,748	41	N/M	14,747	41	N/M
Default management services	2,806	—	N/M	4,651	—	N/M
Real estate sales	2,822	—	N/M	4,670	—	N/M
Other	39	106	(63.2)	190	354	(46.3)

Total revenue	29,141	11,617	150.8	70,861	40,176	76.4
Cost of revenue	17,262	7,373	134.1	41,042	26,803	53.1

Gross profit	11,879	4,244	179.9	29,819	13,373	123.0
Selling, general and administrative expenses	1,238	1,098	12.8	4,913	3,493	40.7

Income from operations	$10,641	$3,146	238.2%	$24,906	$9,880	152.1%

EBITDA(1)	$10,719	$3,146	240.7%	$24,985	$9,904	152.3%

Transactions with related parties included above:
Revenue	$18,141	$8,154	122.5%	$46,685	$30,352	53.8%

Selling, general and administrative expenses	$531	$871	(39.0)%	$2,712	$2,683	1.1%

Interest expense	$7	$12	(41.7)%	$30	$48	(37.5)%

(1)	See Note 8 to the condensed consolidated financial statements for a reconciliation of the most directly comparable GAAP measure to EBITDA.

N/M — not meaningful.
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
Our total revenues improved to $70.9 million, a 76.4% increase, in the nine months ended September 30, 2009 ($29.1 million, a 150.8% increase, for the third quarter) compared to the same period in 2008. Sequentially, our revenues in this segment were 21.3% greater than our second quarter revenues for 2009.
While our legacy products, including valuation, pre-foreclosure title services and mortgage due diligence have declined year-to-date, we offset these declines by increasing the array and geographical range of the mortgage and default services that we provide. These services include property inspection and preservation, default management services, real estate sales and post-foreclosure title services. Given the current economic climate and rate of defaults along with the continued increase in the array and geographic expansion of these services, we anticipate that we will continue to grow our revenues from most of these new products in the fourth quarter.
We also expanded our relationship within component services (formerly known as knowledge process outsourcing) with an existing customer in the second quarter of 2009. The renewed contract has a five year term, thus we anticipate that we will continue to generate revenues at the current levels for the next several years.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
Cost of revenue
Our cost of revenue increased by 53.1% in the nine months ended September 30, 2009 (134.1% increase for the third quarter) as compared to the same period of 2008, resulting in an increase in our gross profit of 123.0% (179.9% for the third quarter). These improvements are due to:
•	new revenue streams that generated additional gross profit dollars;

•	improvements in our processes related to order placements with subcontractors that enabled us to deliver our services more timely while also lowering the fees we pay to the subcontractors; and

•	increased profitability from the component services contract expansion.
We anticipate that we will continue to benefit from these cost savings throughout the remainder of 2009 and that we will continue to generate additional gross profit dollars from the new services. However, the property inspection and preservation while profitable have a higher than average cost of revenue, so as these products grow, we expect them to lower our gross profit percentage. Also, we must increase our staffing to meet the requirements under the expanded component services contract and thus anticipate that our cost of revenue will increase as we complete the staffing requirements.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by 40.7% in the nine months ended September 30, 2009 (12.8% for the third quarter), compared to the same period in 2008. The increases were primarily due to:
•	$0.4 million increase in bad debt expense in the year-to-date period (no significant variance for the quarter). The 2008 period includes reversals of a portion of the provision for bad debts due to collections made in the period. The 2009 period, however, includes greater provisions for bad debts due to higher revenues and revenues from new customers for which we estimated that we would incur greater losses than for our historical business (that primarily was with Ocwen); and

•	higher travel costs in the 2009 periods primarily related to training of personnel.
Income from operations
Income from operations increased to $24.9 million in the nine months ended September 30, 2009 ($10.7 million for the third quarter) as compared to $9.9 million in the comparable 2008 period ($3.1 million for the quarter). These changes resulted from the growth in revenue with corresponding smaller increases in cost of revenue and other expenses as discussed above.
EBITDA
EBITDA increased to $25.0 million in the nine months ended September 30, 2009 ($10.7 million for the third quarter) as compared to $9.9 million in the comparable 2008 period ($3.1 million for the quarter) and is consistent with the changes discussed above.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
Financial Services

	Three Months Ended September 30,			Nine Months Ended September 30,
			%			%
(in thousands)	2009	2008	Change	2009	2008	Change
Revenues:
Asset recovery management	$12,180	$15,220	(20.0)%	$39,419	$49,222	(19.9)%
Customer relationship management	3,657	3,433	6.5	10,205	7,960	28.2

Total revenue	15,837	18,653	(15.1)	49,624	57,182	(13.2)
Cost of revenue	12,635	17,463	(27.6)	40,514	48,730	(16.9)

Gross profit	3,202	1,190	169.1	9,110	8,452	7.8
Selling, general and administrative expenses	6,802	4,541	49.8	14,632	13,411	9.1

Loss from operations	$(3,600)	$(3,351)	(7.4)%	$(5,522)	$(4,959)	(11.4)%

EBITDA(1)	$597	$(1,578)	137.8%	$1,324	$(570)	332.3%

Transactions with related parties included above:
Revenue	$27	$—	N/M	$64	$—	N/M

Selling, general and administrative expenses	$85	$146	(41.8)%	$467	$436	7.1%

Interest expense	$147	$434	(66.1)%	$1,029	$1,362	(24.4)%

(1)		See Note 8 to the condensed consolidated financial statements for a reconciliation of the most directly comparable GAAP measure to EBITDA.

N/M	—	Not meaningful.
Revenues
In our Financial Services segment, we generate the majority of our revenue from asset recovery management fees we earn for collecting amounts due to our customers and from fees we earn for performing customer relationship management for our customers.
Revenues declined by 13.2% in the nine months ended September 30, 2009 (15.1% in the third quarter) compared to the same periods in 2008 due to lower collection rates experienced and lower sequential placements. We believe that our collection rates have declined due to the current economic climate and that the decline is consistent with the collections industry in general. Partially offsetting the decrease in asset recovery management was an increase in customer relationship management revenues resulting from performing additional services for an existing customer beginning in the third quarter of 2008. We have begun to see our collection rates, which are somewhat inversely correlated with unemployment rates, level off after several quarters of declines. Conversely, we have seen our placements decline during the third quarter as compared to the second quarter of 2009. While we cannot predict whether liquidation rates or placements will stabilize at current levels, increase or continue to decline, we continue to take strides to mitigate the impact from decreasing liquidation rates and placements by providing collections for new customers and expanding our mortgage charge-off collections.
Cost of revenue
Our cost of revenue in this segment decreased by 16.9% in the nine months ended September 30, 2009 (27.6% decrease for the third quarter) as compared to the same period of 2008. In addition, our gross profit increased 7.8% (169.1% for the third quarter). In addition to the revenue changes discussed above, the increase in gross profit was attributable to:
•	a $7.7 million reduction ($4.0 million reduction for the third quarter) in compensation and benefits costs as we reduced the number of collectors primarily through attrition beginning in the fourth quarter of 2008, and continued these efforts throughout 2009 and

•	a $2.2 million reduction ($1.2 million reduction for the third quarter) in technology and communications costs.
Partially offsetting the reductions in these expenses were higher outside fees and services of $1.7 million ($0.3 million for the third quarter), primarily resulting from:

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
•	higher collection letter costs. For the full year, we experienced increased account placements when compared against 2008 which increased our costs for sending letters to debtors; and

•	the utilization of outside collectors in an effort to limit our exposure to declining collection rates.
We continue to analyze our cost structure and intend to manage our costs to improve our results even if collection rates remain low through the remainder of 2009.
Selling, general and administrative expenses
Selling, general and administrative expenses increased 9.1% in the nine months ended September 30, 2009 (49.8% increase in the third quarter), primarily due to:
•	$2.3 million in facility closure costs accrued in the third quarter, primarily consisting of lease exit costs and severance, for closure of facilities in Miramar, Florida and Victoria, British Columbia, Canada (see Note 5 to the condensed consolidated financial statements). We believe this will allow us to operate with lower costs in the fourth quarter of 2009 and throughout 2010; and

•	$0.4 million ($0.8 million for the third quarter) increase in professional fees primarily representing legal expenses due to recent litigation (see Note 9 to the condensed consolidated financial statements).
Partially offsetting the year-to-date increase was a decrease in expenses due to reductions we made in our compensation related to support functions. We acquired NCI in June 2007 and fully integrated its operations during 2008 allowing us to eliminate duplicate positions and reduce our overall costs.
As with our cost of revenue, we plan to continue managing our selling, general and administrative costs through the remainder of 2009.
Loss from operations
Loss from operations increased to $5.5 million in the nine months ended September 30, 2009 ($3.6 million loss for the third quarter) as compared to a loss of $5.0 million in the comparable 2008 period ($3.4 million loss for the third quarter). Adjusting for the facility closure costs discussed above, loss from operations actually decreased $1.7 million in the nine month period ($2.0 million decrease in the quarter) as compared to the comparable 2008 period.
We plan to continue to implement additional changes in the fourth quarter of 2009 in order to improve results in our Financial Services segment. As discussed above, we recorded costs relating to the office closures in the third quarter of 2009. However, we believe that the ongoing savings from these changes will have a positive impact on our operating results in the fourth quarter of 2009 and throughout 2010.
EBITDA
EBITDA increased to a positive $1.3 million in the nine months ended September 30, 2009 ($0.6 million for the third quarter) as compared to a $0.6 million loss in the comparable 2008 period ($1.6 million loss for the quarter). The increase is consistent with the changes discussed above. Both 2009 periods includes the following one-time items:
•	$2.3 million of facility closure costs; and

•	$2.3 million of other income recorded in the third quarter relating to a litigation settlement (see Note 9 to the condensed consolidated financial statements);

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
Technology Products

	Three Months Ended September 30,			Nine Months Ended September 30,
			%			%
(in thousands)	2009	2008	Change	2009	2008	Change
Revenues:
IT infrastructure services	$5,629	$6,743	(16.5)%	$16,655	$19,040	(12.5)%
REAL suite	6,822	4,929	38.4	18,478	15,526	19.0

Total revenue	12,451	11,672	6.7	35,133	34,566	1.6
Cost of revenue	5,582	8,026	(30.5)	18,042	23,604	(23.6)

Gross profit	6,869	3,646	88.4	17,091	10,962	55.9
Selling, general and administrative expenses	1,084	1,503	(27.9)	3,880	4,606	(15.8)

Income from operations	$5,785	$2,143	169.9%	$13,211	$6,356	107.9%

EBITDA(1)	$6,238	$3,261	91.3%	$15,164	$10,127	49.7%

Transactions with related parties included above:
Revenue	$5,046	$5,318	(5.1)%	$15,800	$14,364	10.0%

Selling, general and administrative expenses	$294	$484	(39.3)%	$1,517	$1,452	4.5%

Interest expense	$39	$86	(54.7)%	$231	$288	(19.8)%

(1)	See Note 8 to the condensed consolidated financial statements for a reconciliation of the most directly comparable GAAP measure to EBITDA.
Revenues
IT infrastructure services
Our IT infrastructure services revenues declined 12.5% in the nine months ended September 30, 2009 (16.5% decline for the third quarter), compared to the comparable period in 2008 due primarily to lower billings to the Financial Services segment (which we eliminate in consolidation but include in our segment presentation) for technology services. As noted in the Financial Services section above, technology and communications expenses declined for Financial Services due to fewer collectors and cost reduction efforts, and these expense reductions equate to revenue reductions for our Technology Products segment.
REAL Suite
Our REAL suite revenues increased 19.0% in the nine months ended September 30, 2009 (38.4% increase for the third quarter), compared to the comparable period in 2008 primarily due to our expanding an agreement with a customer for its use of our REALServicing® product and technology support. We anticipate that the renewed contract, which has a five-year term, will continue to generate revenues at the current levels for the next several years.
We also changed our billings to Ocwen to a market-based rate card beginning with the second quarter of 2008 which resulted in our recording revenues of approximately $0.7 million more in the quarter ended March 31, 2009 compared to 2008. Our market-based rate cards include charges for specific functions or services that we provide that are at rates that we believe approximate what market participants would charge in arms-length transactions. We establish the rates based on specific functions such as the number of loans processed on the Altisource licensed system or the number of employees that are using the applicable systems. We bill for these services on a monthly basis, and the billings change monthly based on activity levels. We believe these rates to be market rates as they are consistent with one or more of the following: the fees we charge to other customers for same services; the rates Ocwen pays to other service providers; fees commensurate with market surveys prepared by unaffiliated firms; and prices being charged by our competitors. These revised rates are materially consistent with the rates we charge Ocwen under the various long-term servicing contracts into which we entered in connection with the Separation. Other than this change and the contract expansion noted above, we generated lower revenues from external customers for our REAL suite as one customer exited the market, and from lower billing to another customer due to changes in their usage.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
Cost of revenue
Cost of revenue declined 23.6% in the nine months ended September 30, 2009 (30.5% decline for the third quarter), compared to the comparable 2008 period due to:
•	$1.7 million ($0.5 million for the third quarter) reduction in compensation costs as we integrated the Financial Services technology personnel into the existing technology group and eliminated certain positions;

•	$1.9 million ($0.9 million for the third quarter) reduction in depreciation expense as several assets became fully depreciated in 2008 and have not been replaced;

•	$1.2 million ($0.6 million for the third quarter) reduction in expenses for hardware and software maintenance agreements as we analyzed usage of these assets and eliminated unused items; and

•	$0.8 million ($0.4 million for the third quarter) net reduction in telephony as we reduced the number of personnel, renegotiated contracts with service providers and improved technology to drive down costs.
While we anticipate that these savings will continue for the remainder of 2009, we also expect to incur additional technology costs associated with the Separation as we will need to add new equipment, data links and licenses to operate as a separate company from Ocwen.
Selling, general and administrative expenses
Selling, general and administrative expenses declined 15.8% in the nine months ended September 30, 2009 (27.9% for the third quarter), compared to the same period in 2008 due to:
•	$0.3 million lower occupancy and equipment charges as we had fewer personnel (no significant change for the quarter); and

•	$0.3 million ($0.2 million for the third quarter) lower travel expenses and $0.2 million lower bad debt expense (no significant change for the quarter) as we completed the integration of the NCI technology in 2008 and automated processes to identify delinquent receivables more quickly.
Income from operations
Income from operations increased to $13.2 million in the nine months ended September 30, 2009 ($5.8 million for the third quarter) as compared to $6.4 million in the comparable 2008 period ($2.1 million for the third quarter). These changes resulted from the revenue and expense changes discussed above.
EBITDA
EBITDA increased to $15.2 million in the nine months ended September 30, 2009 ($6.2 million for the third quarter) as compared to $10.1 million in the comparable 2008 period ($3.3 million for the quarter). The increase is consistent with the changes discussed above.
SECTION 4 — LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Management believes our ability to generate cash flow from operations coupled with cash on hand will be adequate to meet anticipated cash requirements which principally include operational expenditures, working capital and capital spending. Management believes that Altisource will have sufficient cash and other financial resources to fund current operations, invest in development of new services and meet its obligations beyond the next twelve months without incurring additional debt. As of the Separation Date we had $12.0 million of cash available to us. Subsequent to the Separation Date, we have increased our cash balances to over $24.7 million, which includes $2.3 million in legal settlements received as of the end of the period.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
Total borrowings, as well as cash as presented in the accompanying historical consolidated financial statements, reflect only those balances we required to operate as a subsidiary of Ocwen. Until the Separation Date, Ocwen managed the majority of the consolidated company’s financing activities centrally in order to optimize its costs of funding and financial flexibility at a corporate level. In addition, Ocwen historically allocated interest expense to us based upon our portion of assets to Ocwen’s total assets which has resulted in interest charges reflected on our condensed consolidated statement of operations. These interest charges reflect an allocation and are not indicative of the interest charge we expect to incur as a separate company.
As a separate company, Altisource intends to invest in compelling growth opportunities that include development of new services, primarily within our Mortgage Services segment, as well as acquisitions. In most cases, we are able to grow our business organically with little to no additional capital. In addition, for over 60% of the revenues we earn, we are paid as we provide the service or within a limited timeframe (i.e., within one week) which minimizes our working capital requirements and ensures sufficient timely cash flows to fund operations allowing us to invest excess cash in compelling new services. Furthermore, our operations generated positive cash flow in each of the past three years and we only required a contribution from Ocwen in order to acquire NCI in June 2007. We expect to continue to generate positive cash flow from operations unless an unforeseen change in operations occurs.
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
Cash Flows

	Nine months Ended
	September 30,
(dollars in thousands)	2009	2008	% Change
Net income adjusted for non-cash items	$24,876	$14,847	67.5%
Working capital	1,510	3,044	(50.4)

Cash flow from operating activities	26,386	17,891	47.5
Cash flow from investing activities	(3,787)	(1,413)	(168.0)
Cash flow from financing activities	(4,877)	(17,442)	72.0

Net change in cash	17,722	(964)	N/M
Cash at beginning of period	6,988	5,688	22.9

Cash at end of period	$24,710	$4,724	423.1%

N/M	—	Not meaningful.
Operating Activities
Cash flow from operating activities consists of two components including (i) net income adjusted for depreciation, amortization and certain other non-cash items and (ii) working capital. We generated $26.4 million in cash flow from operating activities in the first nine months of 2009 driven principally by $24.9 million in positive cash flows from operations which primarily reflects our profitability adjusted for non-cash items in the period. For the third quarter of 2009, we generated $13.3 million of cash flows from operating activities, slightly more than the $13.1 million generated for the six months ended June 30, 2009. The increase in cash flows from operating activities is consistent with the improved operating performance of each of the segments.
Investing Activities
Our cash flow from investing activities include our purchases of premises and equipment. We saw an increase in technology purchases during the third quarter, a large portion of which was driven by technology needs being created by our Separation from Ocwen. We also expect elevated levels of technology purchases during the fourth quarter of 2009.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
Financing Activities
Our cash flow from financing activities primarily include payments on debt and the net change in our invested equity balance. Prior to our Separation from Ocwen, we participated in a centralized cash management program with Ocwen. We made a significant amount of our cash disbursements through centralized payable systems which were operated by Ocwen, and a significant amount of our cash receipts were received by us and transferred to centralized accounts maintained by Ocwen. There were no formal financing arrangements with Ocwen, and we recorded all cash receipts and disbursement activity between Ocwen and us through invested equity in the Condensed Consolidated Balance Sheets and as net distributions or contributions in the Condensed Consolidated Statements of Stockholders’ and Invested Equity and Cash Flows because we consider such amounts to have been contributed by or distributed to Ocwen.
Liquidity Requirements after September 30, 2009
Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way (see also Commitments and Contingencies below).
Capital Resources
The assets and liabilities of Altisource have been accounted for at the historical values carried by Ocwen prior to the Separation and were assigned to Altisource pursuant to the terms of the Separation Agreement. The indebtedness of Ocwen, other than certain capital lease obligations and indebtedness specific to Nationwide Credit, Inc., was not transferred to Altisource and remains the indebtedness of Ocwen. The Invested Capital balance included as a component of Stockholders’ Equity in the Company’s Condensed Consolidated Balance Sheet through the date of separation includes accumulated earnings of the Company as well as receivables/payables due to/from Ocwen resulting from cash transfers and intercompany activity. Interest was not charged or credited on amounts due to/from Ocwen.
Changes in Financial Condition
Total assets increased by 28.3% in the nine months ended September 30, 2009 primarily due to an increase in cash and accounts receivable, partially offset by reductions due to accumulated depreciation on premises and equipment in excess of new additions and amortization of intangible assets with no additions.
Total liabilities increased by 30.5% in the nine months ended September 30, 2009 due primarily to increases in accounts payable associated with our growing businesses as well as costs associated with facility closures (see Note 5 to the condensed consolidated financial statements).
At September 30, 2009, we had $77.3 million of shareholders’ equity, an increase of $16.8 million from December 31, 2008 that primarily was due to income we generated in the period, net of distributions made to Ocwen prior to the Separation Date.
Contractual Obligations
Our contractual obligations consist primarily of our capital lease obligations and operating leases. We believe that we have adequate resources to meet all contractual obligations as they come due.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements other than operating leases.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
Commitments and Contingencies
For details of these transactions, see Note 9 to the condensed consolidated financial statements.
Critical Accounting Policies and Estimates
Our ability to measure and report our operating results and financial position is significantly influenced by the need to estimate the impact or outcome of risks in the marketplace or other future events. Our critical accounting policies are those that relate to the estimation and measurement of these risks. Because they inherently involve significant judgments and uncertainties, an understanding of these policies is fundamental to understanding MD&A. Our significant accounting policies are discussed in detail in MD&A and in Note 2 of our Combined Consolidated Financial Statements for the year ended December 31, 2008 included on our Registration Statement on Form 10. Such policies have not changed during 2009.
SECTION 5 — OTHER MATTERS
Related Party — Ocwen
For the first nine months ended September 30, 2009, approximately $46.7 million of the Mortgage Services, $0.1 million of the Financial Services and $15.8 million of the Technology Products segment revenues were from sales to Ocwen businesses not included in the Separation or sales derived from Ocwen’s loan servicing portfolio. Services provided to Ocwen included residential property valuation, real estate sales, trustee management services, property inspection and preservation, closing and title services, core technology back office support and multiple business technologies including our REAL suite of products. We provided all services at rates we believe to be comparable to market rates.
In connection with the Separation, Altisource and Ocwen entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the Separation including a separation agreement, a tax matters agreement, an employee matters agreement, an intellectual property agreement, a data center and disaster recovery agreement, a technology products services agreement, a transition services agreement and certain long-term servicing contracts (collectively, the “Agreements”) (See Note 3 to the condensed consolidated financial statements).
SECTION 6 — FORWARD LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements that relate to, among other things, our future financial and operating results. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms and other comparable terminology including, but not limited to, the following:
•	assumptions related to the sources of liquidity and the adequacy of financial resources;

•	assumptions about our ability to grow our business;

•	assumptions about our ability to reduce our cost structure;

•	expectations regarding collection rates and placements in our Financial Services segment;

•	expectations as to the effect of resolution of pending legal proceedings on our financial condition; and

•	estimates regarding our reserves and valuations.
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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
•	our ability to retain existing customers and attract new customers;

•	general economic and market conditions;

•	governmental regulations, taxes and policies; and

•	availability of adequate and timely sources of liquidity.
We caution you not to place undue reliance on these forward-looking statements which reflect our view only as of the date of this report. We are under no obligation (and expressly disclaim any obligation to) update or alter any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions, or circumstances on which any such statement is based.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Our financial market risk consists primarily of foreign currency exchange risk and, prior to the Separation, interest rate risk.
Prior to the Separation, we primarily incurred market risks associated with interest rate movements. Since we terminated all outstanding lines of credit in June 2009, we will not incur this risk going forward unless we re-establish borrowings. We expect to assess market risks regularly and to establish policies and business practices to protect against the adverse effects of these exposures.
We are exposed to foreign currency exchange rate risk in connection with our investment in non-U.S. dollar functional currency operations to the extent that our foreign exchange positions remain unhedged. Our operations in Luxembourg, Canada, Uruguay and India expose us to foreign currency exchange rate risk, but we consider this risk to be insignificant.
Item 4. Controls and Procedures.
a)	Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on such evaluation, such officers have concluded that our disclosure controls and procedures as of the end of the period covered by this quarterly report were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

b)	Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ending September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are subject to routine litigation and administrative proceedings arising in the ordinary course of business. In addition, see Note 9 of the condensed consolidated financial statements for information regarding specific legal proceedings.
Item 1A. Risk Factors.
We include a discussion of the principal risks and uncertainties that affect or could affect our business operations on pages 11 through 23 of our Registration Statement on Form 10. There have been no material changes to these risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None
Item 3. Defaults upon Senior Securities. None
Item 4. Submission of Matters to a Vote of Security Holders. None
Item 5. Other Information. None
Item 6. Exhibits.
3.1	Articles of Incorporation of Altisource Portfolio Solutions S.A.*

10.8	Form of Altisource Portfolio Solutions 2009 S.A Equity Incentive Plan*

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Incorporated by reference from the similarly described exhibit filed in connection with Amendment No. 1 to our Registration Statement on Form 10 (File No. 001-34354), as filed with the Commission on June 29, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A. (Registrant)
Date: November 12, 2009	By:	/s/ Robert D. Stiles
Robert D. Stiles
Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)