Form 10-K
period 2009-12-31
Altisource Portfolio Solutions S.A.
filed 2010-03-17
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 001-34354

Altisource Portfolio Solutions S.A.
(Exact name of Registrant as specified in its charter)

Luxembourg (State or other jurisdiction of incorporation or organization)	Not Applicable (I.R.S. Employer Identification No.)

2, rue Jean Bertholet
L-1233 Luxembourg
Grand Duchy of Luxembourg
(Address of principal executive offices)(Zip Code)
(352) 24 69 79 00
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $1.00 par value	The NASDAQ Stock Market
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
     Yes ☐     No ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
     Yes ☐     No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑     No ☐
     Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes ☐     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold (based on the closing share price as quoted on the NASDAQ Global Market) as of the last business day of the registrant’s most recently completed second fiscal quarter was not available because the Registrant’s common equity did not begin trading on the NASDAQ Global Market until August 10, 2009.
          The number of the Registrant’s common shares outstanding as of February 26, 2010 was 24,199,836.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Commission pursuant to Regulation 14A in connection with the registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2009.

Forward-Looking Statements
     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to, among other things, our operations, market expectations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under section entitled “Risk Factors” in this report, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
     Except as otherwise indicated or unless the context otherwise requires, “Altisource,” “we,” “us,” “our” and the “Company” refer to Altisource Portfolio Solutions S.A., a Luxembourg société anonyme, or public limited company, and its subsidiaries.

PART I

ITEM 1.	BUSINESS
Overview
          Altisource Portfolio Solutions S.A. is a provider of services focused on high value, knowledge-based functions principally related to real estate and mortgage portfolio management, asset recovery and customer relationship management. Utilizing integrated technology that includes decision models and behavioral based scripting engines, we provide solutions that improve clients’ performance and maximize their returns.
          On August 10, 2009 (the “Separation Date”), we became a stand-alone public company in connection with our separation from Ocwen Financial Corporation (“Ocwen”) (the “Separation”). Prior to the Separation, we were a wholly-owned subsidiary of Ocwen. On the Separation Date, Ocwen distributed all of the Altisource common stock to Ocwen’s shareholders (the “Distribution”). Ocwen’s stockholders received one share of Altisource common stock for every three shares of Ocwen common stock held as of August 4, 2009 (the “Record Date”). In addition, holders of Ocwen’s 3.25% Contingent Convertible Unsecured Senior Notes due 2024 received one share of Altisource common stock deemed held on an as if converted basis. For such notes, the conversion ratio of 82.1693 shares of Ocwen common stock for every $1,000 in aggregate principal amount of notes held on the Record Date was calculated first, and then we applied the distribution ratio of one share of Altisource common stock for every three shares of Ocwen common stock on an as converted basis to determine the number of shares each note holder received.
Reportable Segments
          We classify our businesses into three reportable segments. Mortgage Services consists of mortgage portfolio management services that span the mortgage lifecycle. Financial Services principally consists of unsecured asset recovery and customer relationship management. Technology Products consists of modular, comprehensive integrated technological solutions for loan servicing, vendor management and invoice presentment.
     We conduct portions of our operations in all 50 states and in three countries outside of the United States.
Mortgage Services
          Mortgage Services provides residential mortgage origination and default services that extend across the lifecycle of a mortgage loan. The table below presents revenues for our Mortgage Services segment for the past three annual periods:

	For the Years Ended December 31,
(in thousands)	2009	2008	2007

Revenue:
Residential Property Valuation	$26,800	$28,882	$38,998
Closing and Title Services	17,444	13,173	14,042
Default Management Services	9,194	51	—
Asset Management Services	30,464	1,167	—
Component Services	19,196	11,683	11,220

Total Revenue	$103,098	$54,956	$64,260

Transactions with Related Parties:
Residential Property Valuation	$25,762	$27,301	$26,604
Closing and Title Services	13,496	13,173	14,042
Default Management Services	4,367	—	—
Asset Management Services	30,464	1,161	—

Total	$74,089	$41,635	$40,646

	For the Years Ended December 31,
(in thousands)	2009	2008	2007
Expense Reimbursements (included in Revenue):
Default Management Services	$1,770	$—	$—
Asset Management Services	14,308	—	—

Total	$16,078	$—	$—

Residential Property Valuation. We provide our customers with a broad range of traditional appraisal and valuation services delivered through our network of experienced valuation experts with proven track records. Our customers have the ability to outsource their appraisal management functions to us taking advantage of our national vendor network and enhanced quality reviews.
Closing and Title Services. We provide our customers a centralized title and closing service. In 2009, we began to add a broad range of title services and will continue to roll out our title agency services nationally during 2010.
Default Management Services. We principally provide non-legal administrative or back-office services to attorney customers to support foreclosure, bankruptcy and eviction functions including new file preparation, notifications and advisories, marketing properties for foreclosure sale, document preparation and communications on behalf of the client and billing services.
Asset Management. We provide our customers with property inspection and preservation services and a multi-channel real-estate marketplace for the disposition of Real Estate Owned (“REO”) properties.
Component Services. We provide our customers with loan underwriting, quality control, insurance and claims processing, call center services and analytical support.
     Expense reimbursements include costs we incur that we are able to pass through to our customers without any mark-up.
Financial Services
          This segment comprises our asset recovery and customer relationship management businesses. The following table represents revenues for our Financial Services segment for the past three annual periods:

	For the Years Ended December 31,
(in thousands)	2009	2008	2007

Revenue:
Asset Recovery Management	$51,019	$62,771	$36,802
Customer Relationship Management	13,415	11,064	4,491

Total Revenue	$64,434	$73,835	$41,293

Transactions with Related Parties:
Asset Recovery Management	$98	$1,181	$1,044

Asset Recovery Management. We provide post-charge-off consumer debt collection (e.g., credit cards, auto loans, second mortgages) on a contingent fee basis as a percentage of the cash collected.
Customer Relationship Management. We provide customer care (e.g., connects/disconnects for utilities) and early stage collections services for which we are generally compensated on a per-call, per-person or per-minute basis.

Technology Products
          Technology Products comprises our REALSuite of applications as well as our IT infrastructure services. We only provide our IT infrastructure services to Ocwen and internally. The following table presents revenues for our Technology Products segment for the past three annual periods:

	For the Years Ended December 31,
(in thousands)	2009	2008	2007

Revenue:
REALSuite	$25,784	$20,463	$18,328
IT Infrastructure Services	21,669	24,820	17,907

Total Revenue	$47,453	$45,283	$36,235

Transactions with Related Parties(1):
REALSuite	$9,899	$9,134	$7,800
IT Infrastructure Services	10,811	26,012	16,742

Total	$20,710	$35,146	$24,542

(1)	Includes revenue earned from other segments related to RealSuite and IT infrastruture services of $1.8 million and $13.7 million, respectively in 2008 and $1.5 million and $6.9 million, respectively in 2007.
The REALSuite platform consists of a comprehensive, modular based technology suite that primarily consists of servicing platforms, a vendor management system and an invoice presentment and payment system. A brief description of key offerings within our REALSuite is provided below:
REALServicing® — an enterprise residential mortgage loan servicing product that offers an efficient platform for loan servicing including default administration. The technology solution features automated workflows, scripting and robust reporting capabilities. The product spans the loan administration cycle from loan boarding to satisfaction including all collections, payment processing and reporting. We also offer REALSynergy® for commercial real estate loan servicing.
REALTrans® — an electronic business-to-business exchange that automates and simplifies ordering, tracking and fulfilling of mortgage services. The technology solution, whether web-based or integrated into a servicing system, connects multiple service providers through a single platform and forms an efficient method for managing a large scale network of vendors.
REALRemit® — a patented electronic invoice presentment and payment system that provides vendors with the ability to submit invoices electronically for payment and to have invoice payments deposited directly to their respective bank accounts.
IT Infrastructure Services. We provide a full suite of IT services (e.g., desktop applications, network management, telephony, help desk) through which we perform remote management of IT functions internally and for Ocwen.
Corporate Items and Eliminations
          Prior to the Separation Date, this segment includes eliminations of transactions between the reporting segments as well as expenditures recognized by us related to the Separation. Subsequent to the Separation Date, in addition to the previously mentioned items, this segment also includes costs recognized by us related to corporate support functions, such as finance, law department and human resources.
Customers
          As of year-end, our active client base included companies primarily in the financial services, consumer products and services, telecommunications, utilities, government and real estate and mortgage servicing sectors.

          Our 3 largest customers in 2009 accounted for 75% of our total revenue. Our largest customers include Ocwen, American Express Company (“American Express”) and Assurant, Inc (“Assurant”) which accounted for 47%, 16% and 12%, respectively, of Altisource’s total revenue. In determining amounts from Ocwen, we include amounts directly paid for by Ocwen (e.g., RealServicing fees) as well as revenues derived from the loan portfolios serviced by Ocwen, although such services are charged to the mortgagee and/or the investor and are not expenses to Ocwen. Ocwen is contractually obligated to purchase services from us; however, Ocwen is not restricted from redeveloping these services. Since we intend to continue to expand revenues from our existing customer base, including Ocwen, we expect our revenues will become more concentrated with certain key customers during 2010.
Sales and Marketing
          We have developed a team of experienced sales personnel with subject matter expertise for each of our primary services. These individuals maintain relationships throughout the industry verticals we serve and play an important role in generating new client leads as well as identifying opportunities to expand our services with existing clients. Additional leads are also generated through request for proposal processes from key industry participants. Our sales team works collaboratively and is compensated principally with a base salary and commission for sales generated.
          From a sales and marketing perspective, our primary focus is on expanding relationships with existing customers and targeting new customers that could have a material positive impact on our results of operations. Given the highly concentrated nature of the industries in which we serve, the time and effort spent in expanding relationships or winning new relationships is significant.
Intellectual Property
          We rely on a combination of contractual restrictions, internal security practices, patents, trademarks, copyrights, trade secrets and other intellectual property to establish and protect our software, technology and expertise. We also own or, as necessary and appropriate, have obtained licenses from third parties to intellectual property relating to our products, processes and business. These intellectual property rights are important factors in the success of our businesses. We actively protect our rights and intend to continue our policy of taking all measures we deem reasonable and necessary to develop and protect our patents, copyrights, trade secrets, trademarks and other intellectual property rights.
          As of December 31, 2009, we held a patent that expires in 2023 and had 18 pending patent applications with projected expiration dates from 2020 to 2030. In addition, Altisource has registered trademarks or recently filed applications for registration of trademarks in a number of countries or groups of countries including 17 separate trademarks in the United States and up to twelve filings for the same marks in the European Community, India and in nine other countries or groups of countries. These trademarks generally can be renewed indefinitely.
Competition
          The industry verticals in which we engage are highly competitive and generally consist of a few national vendors as well as large number of regional or in-house providers resulting in a fragmented market with disparate service offerings. From an overall perspective, we compete with the global business process outsourcing firms such as Genpact Limited, WNS (Holdings) Limited and ExlService Holdings, Inc. In our Mortgage Services segment, we compete with national and regional third party service providers and in-house servicing operations of large mortgage lenders and servicers. Our Financial Services segment competes with other large receivables management companies as well as smaller companies and law firms focused on collections. Our Technology Products segment competes with third party data processing or software development companies.
          Given the diverse nature of services that we and our competitors offer, we cannot determine our position in the market with accuracy, but we believe that we represent only a small portion of very large sized markets. Given our size, some of our competitors may offer more diversified services, operate in broader geographic markets or have greater financial resources than we do. In addition, some of our larger customers retain multiple providers resulting in continuous evaluation of our performance against our competitors.

          Competitive factors in our Mortgage Services business include the quality and timeliness of our services, the size and competence of our network of vendors and the breadth of the services we offer. For Financial Services, competitive factors include the ability to achieve a collection rate comparable to our competitors; the quality and personal nature of the service; the consistency and professionalism of the service and the recruitment, training and retention of our workforce. Competitive factors in our Technology Products business include the quality of the technology-based application or service; application features and functions; ease of delivery and integration; our ability to maintain, enhance and support the applications or services and costs. We believe that our national platform, integrated technology and global delivery model in our three reportable segments provide us with a competitive advantage in each of these categories.
Employees
          As of December 31, 2009, we had the following number of employees:

				Consolidated
	United States	India	Other	Altisource

Mortgage Services	70	1,089	—	1,159
Financial Services(1)	757	350	2	1,109
Technology Products	11	411	—	422
Corporate	28	104	25	157

Total Employees	866	1,954	27	2,847

(1)	We also have approximately 700 employees in India utilized via an outsource agreement with an unrelated third-party.
          We have not experienced any work stoppages and we consider our relations with employees to be good. We believe that our future success will depend, in part, on our ability to continue to attract, hire and retain skilled and experienced personnel.
Seasonality
          Our Financial Services business is subject to seasonality with collections revenue typically higher in the first calendar quarter of each year because consumers may use income tax refunds to make payments on debts and lower in the fourth quarter because of spending during holiday season. Our Mortgage Services business typically has higher revenue during warmer months generally beginning in March and continuing through October as home buying activity tends to be reduced during winter months and as a result of the holiday season.
Government Regulation
          Our business is subject to extensive regulation by federal, state and local governmental authorities including the Federal Trade Commission and the state agencies that license our mortgage services and collection entities. We also must comply with a number of federal, state and local consumer protection laws including, among others, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act, the Truth in Lending Act, the Fair Credit Reporting Act and the Homeowners Protection Act. These statutes apply to debt collection, foreclosure and claims handling. In some instances, the regulators mandate certain disclosures and notices to borrowers. These requirements can and do change as statutes and regulations are enacted, promulgated or amended.
          We are subject to certain federal, state and local consumer protection provisions. We are also subject to licensing and regulation as a mortgage service provider and/or debt collector in a number of states. We are subject to audits and examinations that are conducted by the states. Our employees who sell title insurance products and real estate services may be required to be licensed by various state commissions for the particular type of product sold and to participate in regular continuing education programs. From time to time, we receive requests from state and other agencies for records, documents and information regarding our policies, procedures and practices regarding our mortgage services and debt collection business activities. We incur ongoing costs to comply with governmental regulations.
Available Information
          We file annual, quarterly and current reports and other information with the SEC. These filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room located at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1 800-SEC-0330 for further information on the public reference room.
          Our principal Internet address is www.altisource.com. We make available free of charge on or through www.altisource.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The contents of our website are not, however, a part of this report.

ITEM 1A.	RISK FACTORS
          The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business, operating results and financial condition could be materially adversely affected.
RISKS RELATED TO OUR BUSINESS IN GENERAL:
Our business is dependent on our ability to grow, and an inability to attract new customers could adversely affect us.
     Our business is dependent on our ability to grow which is affected by our ability to retain and expand our existing client relationships and our ability to attract new customers. Our ability to retain existing customers and expand those relationships is subject to a number of risks including the risk that we do not:
•	maintain or improve the quality of services that we provide to our customers;

•	maintain or improve the level of attention expected by our customers; and

•	successfully leverage our existing client relationships to sell additional services.
     If our efforts to retain and expand our client relationships and to attract new customers do not prove effective, it could have a material adverse effect on our business, results of operations and financial condition.
Our continuing relationship with Ocwen may inhibit our ability to obtain and retain other customers that compete with Ocwen.
          As of December 31, 2009, our chairman owns or controls 18% of Ocwen’s common stock and 24% of our common stock. We derived 47% of our revenues in 2009 from Ocwen or the loan servicing portfolio managed by Ocwen. Given this close and continuing relationship with Ocwen, we may encounter difficulties in obtaining and retaining other customers who compete with Ocwen. Should these and other potential customers continue to view Altisource as part of Ocwen or as too closely related to or dependent upon Ocwen, they may be unwilling to utilize our services and our growth could be inhibited as a result.
We are dependent on certain key customer relationships, the loss of or their inability to pay could reduce our revenues.
          We currently generate approximately 47% of our revenue from Ocwen, including 72% and 44% of our Mortgage Services and Technology Products segments revenue, respectively. Following the Separation, Ocwen is contractually obligated to purchase certain Mortgage Services and Technology Products from us under service agreements that extend for eight years from the Separation Date subject to termination under certain provisions.
          Our most significant Financial Services customer is American Express which accounted for 16% of our total 2009 revenues. Our relationship with American Express is governed by an agreement that generally sets out the guidelines on which we will provide services although each assignment from American Express is separately agreed to by American Express. American Express is not contractually obligated to continue to use our services at historical levels or at all, and the relationship is terminable by American Express by giving 30 days prior written notice to us.
          Assurant accounted for 12% of our 2009 revenue contributing to both our Mortgage Services and Technology Services segments. Our relationship with Assurant is governed by five year agreements that establish minimum service and pricing levels and generally are not terminable except in certain circumstances.

          While no other individual client represents more than 10% of our consolidated revenues, we are exposed to customer concentration. Most of our customers are not contractually obligated to continue to use our services at historical levels or at all. The loss of any of these key customers or their failure to pay us could reduce our revenues and adversely affect results of operations.
If we do not adapt our services to changes in technology or in the marketplace, or if our ongoing efforts to upgrade our technology are not successful, we could lose customers and have difficulty attracting new customers for our services.
          The markets for our services are characterized by constant technological changes, frequent introductions of new services and evolving industry standards. Our future success will be significantly affected by our ability to enhance, primarily through use of automation, econometrics and behavioral science principles, our current services and develop and introduce new services that address the increasingly sophisticated needs of our customers and their customers. These initiatives carry the risks associated with any new service development effort including cost overruns, delays in delivery and performance monitoring. There can be no assurance that we will be successful in developing, marketing and selling new services that meet these changing demands. In addition, we may experience difficulties that could delay or prevent the successful development, introduction and marketing of these services. Finally, our services and their enhancements may not adequately meet the demands of the marketplace and achieve market acceptance. Any of these results would have a negative impact on our financial condition and results of operations.
Technology failures could damage our business operations and increase our costs.
          The industries in which we operate are characterized by rapidly changing technologies, and system disruptions or failures may interrupt or delay our ability to provide services to our customers. Any sustained and repeated disruptions in these services may have an adverse impact on our results of operations.
          The secure transmission of confidential information over the Internet is essential to maintaining consumer confidence. Security breaches and acts of vandalism could result in a compromise or breach of the technology that we use to protect our customers’ personal information and transaction data. Consumers generally are concerned with security breaches and privacy on the Internet, and Congress or individual states could enact new laws regulating the electronic commerce market that could adversely affect us and our results of operations.
We may be subject to claims of legal violations or wrongful conduct which may cause us to pay unexpected litigation costs or damages or modify our products or processes.
          From time to time, we may be subject to costly and time-consuming legal proceedings that claim legal violations or wrongful conduct. These lawsuits may involve clients, vendors, competitors and / or other large groups of plaintiffs and, if resulting in findings of violations, could result in substantial damages. Since the interpretation of some laws governing our business is prone to ambiguity, the company may be forced to settle some claims out of court and change existing company practices, products and processes that are currently revenue generating. This could lead to unexpected costs or a loss of revenue.
If we fail to comply with privacy regulations imposed on providers of services to financial institutions, our business could be harmed.
          As a provider of services to financial institutions, we are bound by the same limitations on disclosure of the information we receive from their customers that apply to the financial institutions themselves. If we fail to comply with these regulations, we could be exposed to suits or to governmental proceedings; our customer relationships and reputation could be harmed; and we could be inhibited in our ability to obtain new customers. In addition, the adoption of more restrictive privacy laws or rules in the future on the federal or state level could have an adverse impact on us.

Our business is subject to extensive regulation, and failure to comply with existing or new regulations may adversely impact us.
          Our business is subject to extensive regulation by federal, state and local governmental authorities including the Federal Trade Commission and the state agencies that license certain of our mortgage related services and collection services. We also must comply with a number of federal, state and local consumer protection laws including, among others, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act, the Truth in Lending Act, the Fair Credit Reporting Act and the Homeowners Protection Act. These statutes apply to debt collection, foreclosure, real estate, settlement services and claims handling, and they mandate certain disclosures and notices to borrowers. These requirements can and do change as statutes and regulations are enacted, promulgated or amended.
          We are subject to certain federal, state and local consumer protection provisions. We also are subject to licensing and regulation as a mortgage service provider and/or debt collector in a number of states. We are subject to audits and examinations that are conducted by the states in which we do business. Our employees and businesses that sell title insurance products and real estate services may be required to be licensed by various state commissions for the particular type of product sold and to participate in regular continuing education programs. From time to time, we receive requests from state and other agencies for records, documents and information regarding our policies, procedures and practices regarding our mortgage services and debt collection business activities. We incur significant ongoing costs to comply with governmental regulations.
          The volume of new or modified laws and regulations has increased in recent years and, in addition, some individual municipalities have begun to enact laws that restrict mortgage service activities. If our regulators impose new or more restrictive requirements, we may incur additional significant costs to comply with such requirements which could further adversely affect our results of operations or financial condition. In addition, our failure to comply with these laws and regulations can possibly lead to civil and criminal liability; loss of licensure; damage to our reputation in the industry; fines and penalties, and litigation, including class action lawsuits or administrative enforcement actions. Any of these outcomes could harm our results of operations or financial condition.
Altisource is a Luxembourg company and it may be difficult to enforce judgments against it or its directors and executive officers.
          Altisource is a public limited company organized under the laws of Luxembourg. As a result, Luxembourg law and the articles of incorporation govern the rights of shareholders. The rights of shareholders under Luxembourg law may differ from the rights of shareholders of companies incorporated in other jurisdictions. A significant portion of the assets of Altisource are located outside the United States. It may be difficult for investors to enforce, in the United States, judgments obtained in U.S. courts against Altisource or its directors based on the civil liability provisions of the U.S. securities laws or to enforce, in Luxembourg, judgments obtained in other jurisdictions including the United States.
If the Distribution does not qualify as a tax-free transaction, taxes could be imposed on Ocwen, Altisource and our shareholders. We have agreed to indemnify Ocwen for payment of taxes and tax-related losses and agreed to certain restrictions.
          Altisource has agreed to indemnify Ocwen for certain tax liabilities that, if triggered, could have a material adverse effect on Altisource’s financial condition and results of operations. Ocwen is subject to tax on certain of the asset transfers within Ocwen that were made in the pre-Distribution Restructuring, and under the applicable Treasury regulations, each member of Ocwen’s consolidated group at the time of the Separation (including several Altisource subsidiaries) would be severally liable for such tax liability. If the Distribution does not qualify as a tax-free transaction for United States income tax purposes, Ocwen shareholders generally would be treated as if they received a distribution equal to the full fair market value of the Altisource common stock on the date of the Separation.
          Even if the Distribution were to otherwise qualify for tax-free treatment, it would become taxable to Ocwen if stock representing a 50% or greater interest in Ocwen or Altisource were acquired by one or more persons, directly or indirectly, as part of a plan or series of related transactions that included the Distribution.
          In order to help preserve the tax-free treatment of the Distribution, we have agreed not to take certain actions without first securing the consent of certain Ocwen officers or securing an opinion from a nationally recognized law firm or accounting firm that such action will not cause the Distribution to be taxable. In general, such actions will include (i) for a period of two years after the Separation, engaging in certain transactions involving (a) the acquisition of our stock or (b) the issuance of shares of our stock.
          The covenants in, and our indemnity obligations under, the Tax Matters Agreement may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business. These covenants and indemnity obligations might discourage, delay or prevent a change of control that could be favorable to our common shareholders.
          See “Certain Relationships and Related Party Transactions — Agreements with Ocwen — Tax Matters Agreement.”

ITEM 1B.	UNRESOLVED STAFF COMMENTS
          Not applicable.

ITEM 2.	PROPERTIES
          Our principal executive offices are located in leased office space in Luxembourg, Grand Duchy of Luxembourg. We also lease other office space in the United States (Arizona, California, Georgia and New York), India (Bangalore, Goa and Mumbai) and Uruguay (Montevideo) to conduct our operations. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operations of our business.

ITEM 3.	LEGAL PROCEEDINGS
          We may from time to time be involved in litigation and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation which may result in regulatory proceedings against us. See “Item 1A. Risk Factors” above. Certain legal proceedings in which we are involved are discussed in Note 14 to our consolidated financial statements.

ITEM 4.	(Removed and Reserved)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
          Our common stock began trading on the NASDAQ Global Select Market under the symbol “ASPS” on August 10, 2009. The following table sets forth the high and low close of day sales prices for our common stock, for the periods indicated, as reported by the NASDAQ Global Select Market since the stock was first traded.

	2009
Quarter Ended	Low	High
September 30	$10.10	$14.51
December 31	$14.41	$21.21
          The number of holders of record of our common stock as of March 1, 2010 was 111. The number of beneficial stockholders is substantially greater than the number of holders as a large portion of our common stock is held through brokerage firms.
Dividends
          We did not pay dividends on our common stock during the year ended December 31, 2009, and we do not intend to pay dividends in the foreseeable future.
Securities Authorized for Issuance under Equity Compensation Plans
          The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.
Stock Performance Graph
The information contained in Altisource Common Stock Comparative Performance Graph section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that we specifically request that it be treated as soliciting material or incorporate it by reference into a document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P’s 500 Index for the period commencing on August 10, 2009, the first trading day of our common stock, and ending on December 31, 2009, the last trading day of fiscal year 2009. The graph assumes an investment of $100 at the beginning of such period. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	8/10/09	8/31/09	9/30/09	10/31/09	11/30/09	12/31/09

Altisource	$100.00	$117.62	$118.36	$125.00	$132.30	$172.05
S&P 500	100.00	101.34	104.96	102.89	108.79	110.72

ITEM 6.	SELECTED FINANCIAL DATA
          The consolidated statements of operations data for the years ended December 31, 2009, 2008 and 2007 and the balance sheet data as of December 31, 2009 and 2008 were derived from our audited consolidated financial statements that are included elsewhere in this filing. The historical results presented below may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity for periods ending prior to August 9, 2009 that are presented (as discussed in Note 1 to the consolidated financial statements).
          The unaudited statements of operations data for the years ended December 31, 2006 and 2005 and the unaudited balance sheet data at December 31, 2006 and 2005 are derived from Altisource’s accounting records for those periods and have been prepared on a basis consistent with Altisource audited combined consolidated financial statements.
          The selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Years Ended December 31,
(in thousands, except per share data)	2009	2008	2007	2006	2005

Revenue (1)	$202,812	$160,363	$134,906	$96,603	$89,915
Cost of Revenue (1)	126,797	115,048	96,954	72,163	75,675

Gross Profit	76,015	45,315	37,952	24,440	14,240
Selling, General and Administrative Expenses(1)	39,473	28,088	27,930	17,622	17,953

Income (Loss) from Operations	36,542	17,227	10,022	6,818	(3,713)
Other (Expense) Income, net	1,034	(2,626)	(1,743)	205	(192)

Income (Loss) before Income Taxes	37,576	14,601	8,279	7,023	(3,905)
Income Tax Provision	(11,605)	(5,382)	(1,564)	(1,616)	2,401

Net Income (Loss)	$25,971	$9,219	$6,715	$5,407	$(1,504)

Net Income per share
Basic	$1.09	$0.38	$0.28	$0.22	$(0.06)

Diluted	$1.08	$0.38	$0.28	$0.22	$(0.06)

Transactions with related parties included above:
Revenue	$94,897	$64,251	$59,350	$51,971	$41,312

Selling, General and Administrative Expenses	$4,308	$6,208	$8,864	$9,103	$9,049

Interest Expense	$1,290	$2,269	$965	$503	$679

	As of December 31,
(in thousands)	2009	2008	2007	2006	2005

Cash	$30,456	$6,988	$5,688	$—	$—
Accounts Receivable, net	30,497	9,077	16,770	7,925	10,403
Goodwill(1)	9,324	11,540	14,797	1,618	1,618
Intangible Assets, net(1)	33,719	36,391	38,945	—	—
Premises and Equipment, net	11,408	9,304	12,173	9,826	11,242
Total Assets	120,556	76,675	92,845	22,205	24,706
Lines of Credit and Other Secured Borrowings	—	1,123	147	—	—
Capital Lease Obligations	664	1,356	3,631	3,219	2,603
Total Liabilities	34,208	16,129	17,171	7,357	8,471

(1)	The operations of NCI are included in our financial statements effective June 6, 2007, the date of acquisition. NCI is a receivables management company specializing in contingency collections and customer relationship management for credit card issuers and other consumer credit providers. Total goodwill and intangibles were $41.4 million, $46.3 million and $52.1 million, at December 31, 2009, 2008 and 2007, respectively. NCI revenues were $63.1 million, $69.6 million and $36.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. NCI operating expenses (including both cost and revenue and selling, general and administrative expenses) were $69.0 million, $74.8 million and $38.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included within this Annual Report on Form 10-K.
          Significant components of the MD&A section include:

Page

SECTION 1 — Overview	17
The overview section provides a summary of Altisource and our reportable business segments. We also include a discussion of factors affecting our consolidated results of operations as well as items specific to each business group. In addition, we provide a brief description of our basis of presentation for our financial results.

SECTION 2 — Consolidated Results of Operations	19
The consolidated results of operations section provides an analysis of our results on a consolidated basis for the years ending December 31, 2009, 2008 and 2007. Significant subsections within this section are as follows:

Summary Consolidated Results	19
Revenue	19
Cost of Revenue	20
Selling, General and Administrative Expenses	21
EBITDA	22
Income Taxes	22
Recent Accounting Pronouncements	23

SECTION 3 — Segment Results of Operations	23
The segment results of operations section provides an analysis of our results on a reportable operating segment basis for the years ended December 31, 2009, 2008 and 2007. We discuss known trends and uncertainties. Significant subsections within this section are as follows:

Mortgage Services	26
Financial Services	29
Technology Products	31

SECTION 4 — Liquidity and Capital Resources	33
The liquidity and capital resources section provides discussion of our ability to generate adequate amounts of cash to meet our current and future needs. Significant subsections within this section are as follows:

Liquidity	33
Cash Flows	34
Liquidity Requirements after December 31, 2009	35
Capital Resources	35

SECTION 5 — Critical Accounting Policies	35

SECTION 6 — Off-Balance Sheet Arrangements	37

SECTION 7 — Contractual Obligations, Commitments and Contingencies	37

SECTION 8 — Other Matters	38
The other matters section provides a discussion of related party transactions and provisions of the various separation related agreements with Ocwen.

SECTION 1 — OVERVIEW
Our Business
          Altisource is a provider of services focused on high value, knowledge-based functions principally related to real estate and mortgage portfolio management, asset recovery and customer relationship management. Utilizing integrated technology that includes decision models and behavioral based scripting engines, we provide solutions that improve clients’ performance and maximize their returns.
          During 2009, we were a knowledge process provider primarily focused on the receivables management and default mortgage services vertical. Our objective is to become a global knowledge process provider focused on the entire mortgage services lifecycle and credit to cash lifecycle management space. We will achieve this objective by executing on our strategies of penetrating existing customers, acquiring new customers, continuing to focus on increasing quality and reducing costs while investing in new service offerings.
Existing Customer Penetration. Within our Mortgage Services segment, we significantly expanded our revenues derived from the current loan portfolio serviced by Ocwen. Although most of our Mortgage Service offerings were launched in late 2008 or during 2009, we estimate that as of December 31, 2009 we were able to capture approximately 30 — 35% of the available referrals given Ocwen’s existing loan portfolio. After considering the composition of the loan portfolio serviced by Ocwen, including consideration of amounts serviced for Government Sponsored Entities (“GSEs”), our current and expected service offerings and the expected mix of direct services provided versus those referred, we anticipate that we can capture approximately 50 — 55% of revenue, or $200 — $210 million, from Ocwen’s existing loan portfolio. Assuming we are able to continue to deliver high-quality services in a timely manner, our ability to capture this revenue is primarily a function of our ability to execute on our national rollout plans. We expect to complete our national rollout in the fourth quarter of 2010. Since revenue recognition generally occurs 1 — 6 months from date of referral, we would expect to be at a normalized run rate in mid 2011.
With respect to Financial Services, we provide contingency collection services to seven of the most recognizable credit card issuers in the industry. Four of these clients were acquired in the past couple of years. Currently, we capture a negligible amount spent by these credit card issuers on contingency collection with the exception of American Express where we continue to be one of their largest service providers. Although we will continue to provide the best service possible to American Express and expand this relationship when opportunities arise, we also intend on expanding our relationship with other key existing customers.
New Customer Acquisition. Although expanding our customer base is not a significant focus for 2010, we have or expect to take certain steps this year that will facilitate broadening our customer base in 2011 and beyond. This includes the development of a sales and marketing team and the acquisition of The Mortgage Partnership of America, L.L.C. (“MPA”) in February 2010. Given the concentrated client base and nature of our services, the sales cycle can take 6 — 18 months or longer.
Invest in New Service Offerings. We intend on continuing to invest in services complementary to our existing service offerings in order to prepare for continued growth. This includes expansion into origination appraisals and the expansion of our title agency services. We will also continue to develop our multi-channel real estate marketplace principally around our recently launched website www.gohoming.com. Another longer-term service offering will be the commercialization of our REALSuite technology which could increase Technology Products revenue and/or facilitate higher adoption of our Mortgage Service offerings particularly by key clients. Finally, we intend to develop additional services within the credit to cash lifecycle management vertical which may be based upon our patented invoice presentment system.
Highest Quality at Lowest Operating Costs. We firmly believe that by integrating six-sigma, econometrics and consumer behavioral principles into the delivery of our services we are able to significantly improve the quality of services delivered while reducing overall operating costs.

          Given the nature of our services (i.e. high margins and limited capital requirements) our free cash flow increases as we grow the business. This also allows us to maintain a simple, debt free balance sheet.
Separation
          On August 10, 2009, Altisource became a stand-alone public company in connection with our Separation from Ocwen. In connection with the Separation, Altisource and Ocwen entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the Separation including a Separation Agreement, a Tax Matters Agreement, an Employee Matters Agreement, an Intellectual Property Agreement, a Data Center and Disaster Recovery Agreement, a Transition Services Agreement and certain long-term services contracts (collectively, the “Agreements”). Additional information may be found in Note 4 to the consolidated financial statements.
Basis of Presentation
          The accompanying financial statements present the historical results of operations, assets and liabilities attributable to the Altisource businesses. For periods prior to the Separation Date, these financial statements include allocations of expenses from Ocwen for certain corporate functions including insurance, employee benefit plan expense and allocations for certain centralized administration costs for executive management, treasury, real estate, accounting, auditing, tax, risk management, law department, internal audit, human resources and benefits administration. We determined these allocations using proportional cost allocation methods including the use of relevant operating profit, fixed assets, sales and payroll measurements. Management believes such allocations are reasonable; however, they may not be indicative of the actual expense that would have been incurred had the Company been operating as an independent company for the periods presented. Total corporate costs allocated to the Company, excluding Separation costs, were $4.3 million for the period ended August 10, 2009. The charges for these functions are included primarily in “Selling, General and Administrative Expenses” in the Consolidated Statements of Operations. In addition, Ocwen had allocated interest expense to us based upon our portion of assets to Ocwen’s total assets which is included in “Interest Expense” in the Consolidated Statements of Operations. There have been no allocations of expenses from Ocwen charged to us since the Separation Date.
          The financial statements also do not necessarily reflect what the Company’s results of operations, financial position and cash flows would have been had the Company operated as an independent company during the entire periods presented. For instance, as an independent public company, Altisource incurs costs in excess of those allocated by Ocwen for maintaining a separate Board of Directors, obtaining a separate audit, relocating certain executive management and hiring additional personnel.
Factors Affecting Comparability
          In addition to items noted within the Basis of Presentation section presented above, the following additional items, all of which were incurred in 2009, may impact the comparability of our results:
•	$3.4 million of one-time costs associated with the Separation;

•	$1.9 million of facility closure costs recognized within the Financial Services segment associated with the closure of two collection facilities;

•	$2.3 million of settlement gain recognized within the Financial Services segment; and

•	$1.4 million of settlement losses recognized in the fourth quarter in the Financial Services segment with respect to the Noble dialer arbitration.

SECTION 2 — CONSOLIDATED RESULTS OF OPERATIONS
Summary Consolidated Results
          Following is a discussion of our consolidated results of operations for each of the years in the three year period ended December 31, 2009. For a more detailed discussion of the factors that affected the results of our business segments in these periods, see “SECTION 3 — SEGMENT RESULTS OF OPERATIONS” below.
          The following table sets forth information regarding our results of operations for the years ended December 31, 2009, 2008, and 2007.

	Years Ended December 31,			Variance 2009 vs. 2008		Variance 2008 vs. 2007
(dollars in thousands)	2009	2008	2007	$	%	$	%

Revenue	$202,812	$160,363	$134,906	$42,449	26%	$25,457	19%
Cost of Revenue	126,797	115,048	96,954	11,749	10	18,094	19

Gross Profit	76,015	45,315	37,952	30,700	68	7,363	19
Selling, General and Administrative Expenses	39,473	28,088	27,930	11,385	41	158	1

Income from Operations	36,542	17,227	10,022	19,315	112	7,205	72
Other Income (Expense), net	1,034	(2,626)	(1,743)	3,660	139	(883)	(51)

Income Before Income Taxes	37,576	14,601	8,279	22,975	157	6,322	76
Income Tax Provision	(11,605)	(5,382)	(1,564)	(6,223)	(116)	(3,818)	(244)

Net Income	$25,971	$9,219	$6,715	$16,752	182%	$2,504	37%

Transactions with Related Parties:
Revenue	$94,897	$64,251	$59,350	$30,646	48%	$4,901	8%

Selling, General and Administrative Expenses	$4,308	$6,208	$8,864	$(1,900)	(31)%	$(2,656)	(30)%

Interest Expense	$1,290	$2,269	$965	$(979)	(43)%	$1,304	135%

Revenue

	Years Ended December 31,			Variance 2009 vs. 2008		Variance 2008 vs. 2007
(dollars in thousands)	2009	2008	2007	$	%	$	%

Mortgage Services	$103,098	$54,956	$64,260	$48,142	88%	$(9,304)	(14)%
Financial Services	64,434	73,835	41,293	(9,401)	(13)	32,542	79
Technology Products	47,453	45,283	36,235	2,170	5	9,048	25
Corporate and Eliminations	(12,173)	(13,711)	(6,882)	1,538	11	(6,829)	(99)

Total Revenue	$202,812	$160,363	$134,906	$42,449	26%	$25,457	19%

Transactions with Related Parties:
Mortgage Services	$74,089	$41,635	$40,646	$32,454	78%	$989	2%
Financial Services	98	1,181	1,044	(1,083)	(92)	137	13
Technology Products(1)	20,710	35,416	24,542	(14,436)	(41)	10,604	43

(1)	Includes revenue earned from other segments related to RealSuite and IT infrastruture services of $1.8 million and $13.7 million, respectively in 2008 and $1.5 million and $6.9 million, respectively in 2007.
          The principal driver of the increase in revenue during 2009 was our development of residential default oriented services which facilitated our expanded relationship with Ocwen. The increase was primarily in default management, asset management and closing and title services. We expect to complete the national rollout of our default services during 2010 which will facilitate greater penetration of Ocwen’s loan servicing portfolio and should facilitate sales efforts to other customers. Our Technology Products segment also ended the year with an increase in revenue as decreases in infrastructure support revenue were offset by increases in REALServicing principally with one third-party customer. Finally, Financial Services revenues continued to be negatively impacted by the overall economic conditions resulting in a decrease in revenues for this segment.
          When comparing 2008 to 2007, the primary increase in revenues was the result of the acquisition of NCI. We acquired NCI in June 2007 and included revenues only from the date of acquisition. Technology products revenue increase was primarily due to providing support services to NCI since the date of acquisition and from a change in our billings to Ocwen to move from a cost-based method to market-based method in the second quarter of 2008. Mortgage services revenues declined primarily as revenues from valuation, title search and mortgage due diligence reduced consistent with the reduction in loan originations as a result of the mortgage crisis. Our default services were mostly in development with limited revenue.
          During 2010, we expect that we will be able to significantly grow our revenues when compared to prior periods as we execute upon the following initiatives:
•	Completion of our national platform for default services which will allow us to capture a greater share of revenues related to loans serviced by Ocwen;

•	Rollout nationally our Title Agency business;

•	Inclusion of MPA since the February 2010 acquisition date; and

•	Greater penetration of existing Financial Services clients.
          Our revenues for Mortgage Services and Technology Products will also benefit to the extent that Ocwen acquires new residential portfolios.
Cost of Revenue
          Cost of Revenue principally includes payroll and employee benefits associated with personnel employed in customer service roles; fees paid to external providers including printing and mailing costs for correspondence with debtors; technology and telephony expenses as well as depreciation and amortization of operating assets; and reimbursable expenses. The components of Cost of Revenue were as follows for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,			Variance 2009 vs. 2008		Variance 2008 vs. 2007
(dollars in thousands)	2009	2008	2007	$	%	$	%

Compensation and Benefits	$51,251	$59,311	$44,886	$(8,060)	(14)%	$14,425	32%
Outside Fees and Services	59,103	35,825	32,830	23,278	65	2,995	9
Technology and Communication	16,443	19,912	19,238	(3,469)	(17)	674	4

Total Cost of Revenue	$126,797	$115,048	$96,954	$11,749	10%	$18,094	19%

Gross Margin Percentage	37%	28%	28%

          Our gross margin percentage increased to 37% in 2009 from 28% in 2008. The increase in gross margin reflects the composition of revenues being more weighted towards Mortgage Services which have higher margins. In addition, we aggressively reduced our compensation cost within our Financial Services segment both by reducing the overall number of collectors as well as redistributing collectors to less expensive locations.
          Outside Fees and Services primarily increased in our Mortgage Services segment consistent with greater revenues. We include in this line expense reimbursements, or pass through costs, associated with property preservation and default management services of $16.1 million. Outside Fees and Services also increased in our Financial Services segment as we attempted to collect on more accounts in 2009 than in 2008 and, therefore, incurred greater costs. Our Financial Services segment also increased its use of external collectors resulting in a shift in cost from Compensation and Benefits to Outside Fees and Services.

          Technology and Communications decreased in part due to the reduction of telephony costs, as well as lower overall technology costs due to fewer collectors in the Financial Services segment. Finally, we incurred lower depreciation in 2009 as several assets became fully depreciated late in 2008. This included the acceleration of depreciation of some obsolete technology that impacted the 2008 periods but not those in 2009.
          The increase in Cost of Revenue for 2008 when compared to 2007 consists of $30.0 million incremental cost related to our inclusion of the NCI results for a full year in 2008 compared to a partial year in 2007, partially offset by decreases in Cost of Revenue in our Mortgage Services segment. The cost reductions resulted from leveraging our workforce, our proprietary processes and our technology. These cost reductions, as well as the change to a market-based rate card in our Technology Products segment enabled us to improve our gross profit by $7.4 million from 2007 to 2008 despite a decline in revenues when adjusting for the impact of NCI.
Selling, General and Administrative Expenses
          Selling, General and Administrative Expenses include payroll, employee benefits, occupancy and other costs associated with personnel employed in executive, sales, marketing, human resources and finance roles. Selling, General and Administrative Expenses also includes professional fees, depreciation on non-operating assets and amortization of Intangible Assets with definite lives. The components of Selling, General and Administrative Expenses were as follows for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,			Variance 2009 vs. 2008		Variance 2008 vs. 2007
(dollars in thousands)	2009	2008	2007	$	%	$	%

Occupancy and Equipment	$8,456	$8,125	$7,999	$331	4%	$126	2%
Corporate Allocations	4,096	6,208	8,864	(2,112)	(34)	(2,656)	(30)
Professional Services	10,252	3,270	3,121	6,982	214	149	5
Other	16,669	10,485	7,946	6,184	59	2,539	32

Total Selling, General and Administrative Expenses	$39,473	$28,088	$27,930	$11,385	41%	$158	1%

Operating Margin Percentage	18%	11%	7%

          Our operating margin percentage increased to 18% in 2009 from 11% in 2008. The increase in operating margin is the result of our increase in gross margins as discussed above partially offset by an increase to our Selling, General and Administrative Expenses primarily related to costs incurred as part of our Separation as well as facility closure costs as discussed below.
          Corporate allocations represent expenses allocated from Ocwen through the Separation Date for certain corporate functions as discussed more fully in “SECTION 1 — OVERVIEW, Separation” above. Subsequent to the Separation Date, these types of expenses (although no longer allocated from Ocwen) are included in the Other Selling, General and Administrative Expense categories above. As a result, the decrease in 2009 is the result of allocations from Ocwen only representing a partial period compared to a full year of allocations from Ocwen in the 2008.
          Professional services increased $7.0 million in 2009 compared to 2008 primarily due to $3.4 million of one-time separation related expenses, $1.4 million increase in legal expense, primarily due to recent cases (see Note 14 to the consolidated financial statements) and an increase in costs associated with being a public company such as audit fees along with director and officer insurance.
     Other Selling, General and Administrative Expenses increased in 2009 compared to 2008 primarily due to $2.3 million in facility closure costs recorded in the third quarter consisting of lease exit costs and severance for closure of facilities in Miramar, Florida and Victoria, British Columbia, Canada. We expect these facility closures will reduce our occupancy costs in future periods. Subsequent to the third quarter, we reversed $0.4 million of this reserve for assets which will be utilized in other locations. In addition, 2009 includes $1.4 million of settlement losses recognized in the Financial Services segment with respect to the Noble dialer arbitration.

          The increase in Selling, General and Administrative Expenses in 2008 as compared to 2007 was due to $6.4 million of additional expenses in NCI due to our including their operating results for a full year in 2008 partially offset by net decreases of $6.2 million from our remaining operations. We generated these net decreases primarily by reducing the number and cost of our personnel supporting our Mortgage Services operations. By increasing the utilization of our technology, maximizing the benefits of our diverse workforce and limiting the use of external professional services, we reduced our costs.
EBITDA
We believe income before interest, tax, depreciation and amortization (“EBITDA”), a non-GAAP financial measure, is useful to investors and analysts in analyzing and assessing our overall business performance since we utilize this information for making operating decisions, for compensation decisions and for forecasting and planning future periods. While the Company uses non-GAAP financial measures as a tool to enhance its understanding of certain aspects of its financial performance and to provide incremental insight into the underlying factors and trends affecting both the Company’s performance and its cash-generating potential, the Company does not consider these measures to be a substitute for, or superior to, the information provided by GAAP financial measures. Consistent with this approach, the Company believes that disclosing non-GAAP financial measures to the readers of its financial statements provides such readers with useful supplemental data that, while not a substitute for GAAP financial measures, allows for greater transparency in the review of its financial and operational performance and enables investors to more fully understand trends in its current and future performance.

	Years ended December 31,			Variance 2009 vs. 2008		Variance 2008 vs. 2007
(dollars in thousands)	2009	2008	2007	$	%	$	%

Income Before Income Taxes	$37,576	$14,601	$8,279	$22,975	157%	$6,322	76%
Interest, net	1,644	2,655	1,926	(1,011)	(38)	729	38
Depreciation and Amortization	5,432	7,836	6,979	(2,404)	(31)	857	12
Amortization of Intangibles	2,672	2,554	1,555	118	5	999	64

EBITDA	$47,324	$27,646	$18,739	$19,678	71%	$8,907	48%

(1)	See “SECTION 3 — SEGMENT RESULTS OF OPERATIONS” below for a reconciliation of the most directly comparable GAAP measure to EBITDA.
     In addition to the changes in revenue and expenses discussed above, the increase in EBITDA also benefited from $2.3 million of Other Income recorded in 2009 relating to a litigation settlement (see Note 14 to the consolidated financial statements).
     With respect to 2008, the increase in EBITDA was primarily the result of the factors discussed above.
Income Taxes
          Income tax provision was $11.6 million, $5.4 million and $1.6 million in 2009, 2008 and 2007, respectively. Our effective tax rate was 30.9%, 36.9% and 18.9% for 2009, 2008 and 2007, respectively. Income tax provision on Income Before Income Tax differs from amounts that would be computed by applying the Luxembourg corporate income tax rate primarily because of the effect of differing tax rates outside of Luxembourg, indefinite deferral on earnings of non-Luxembourg affiliates, additional foreign income taxes and changes in the valuation allowance.
          The principal contributing factor to the reduction in rate during 2009 is the composition of Pre-Tax Income by jurisdiction when compared to prior periods. During 2010, we intend to utilize our international structure more efficiently to identify ways to lower our overall effective tax rate. Based upon our discussions with advisors to date, we believe that if we are successful in our negotiations with various governmental authorities, we should be able to reduce the rate materially from current levels.

          The principal contributing factor to the increased effective tax rate for 2008 was an increase in valuation allowance particularly related to certain states and the impact of foreign tax positions including related deferrals.
          See Note 11 to our consolidated financial statements for a reconciliation of taxes at the statutory rate to actual income tax provision.
Recent Accounting Pronouncements
          For a discussion of the recent accounting pronouncements, see Note 3 to the consolidated financial statements.
SECTION 3 — SEGMENT RESULTS OF OPERATIONS
     The following section provides a discussion of pre-tax results of operations of our business segments for the years ended December 31, 2009, 2008 and 2007. Transactions between segments are accounted for as third-party arrangements for purposes of presenting Segment Results of Operations. Intercompany transactions primarily consist of information technology infrastructure services and charges for the use of certain REAL products from our Technology Products segment to our other two segments. Generally, we reflect these charges within Technology and Communication in the segment receiving the services except for consulting services which we reflect in professional services.

	For the Year Ended December 31, 2009
				Corporate Items and	Consolidated
(in thousands)	Mortgage Services	Financial Services	Technology Products	Eliminations(1)	Altisource

Revenue	$103,098	$64,434	$47,453	$(12,173)	$202,812
Cost of Revenue	60,735	52,871	24,477	(11,286)	126,797

Gross Profit	42,363	11,563	22,976	(887)	76,015
Selling, General and Administrative Expenses	5,625	19,267	4,731	9,850	39,473

Income (Loss) from Operations	36,738	(7,704)	18,245	(10,737)	36,542
Other income (expense), net	31	1,324	(319)	(2)	1,034

Income (Loss) Before Income Taxes	$36,769	$(6,380)	$17,926	$(10,739)	$37,576

Reconciliation to EBITDA
Income (Loss) Before Income Taxes	$36,769	$(6,380)	$17,926	$(10,739)	$37,576
Interest, net	28	1,314	318	(16)	1,644
Depreciation(2)	48	2,402	2,906	76	5,432
Amortization of Intangibles	—	2,672	—	—	2,672

EBITDA	$36,845	$8	$21,150	$(10,679)	$47,324

Transactions with Related Parties Included Above:
Revenue	$74,089	$98	$20,710	$—	$94,897

Selling, General and Administrative Expenses	$2,712	$467	$1,517	$(388)	$4,308

Interest Expense	$30	$1,029	$231	$—	$1,290

	For the Year Ended December 31, 2008
				Corporate Items and	Consolidated
(in thousands)	Mortgage Services	Financial Services	Technology Products	Eliminations(1)	Altisource

Revenue	$54,956	$73,835	$45,283	$(13,711)	$160,363
Cost of Revenue	36,392	62,590	29,777	(13,711)	115,048

Gross Profit	18,564	11,245	15,506	—	45,315
Selling, General and Administrative Expenses	5,027	17,168	6,118	(225)	28,088

Income (Loss) from Operations	13,537	(5,923)	9,388	225	17,227
Other income (expense), net	(58)	(1,952)	(391)	(225)	(2,626)

Income (Loss) Before Income Taxes	$13,479	$(7,875)	$8,997	$—	$14,601

Reconciliation to EBITDA
Income (Loss) Before Income Taxes	$13,479	$(7,875)	$8,997	$—	$14,601
Interest, net	58	2,025	572	—	2,655
Depreciation(2)	34	3,202	4,600	—	7,836
Amortization of Intangibles	—	2,554	—	—	2,554

EBITDA	$13,571	$(94)	$14,169	$—	$27,646

Transactions with Related Parties Included Above:
Revenue	$41,635	$1,181	$35,146	$(13,711)	$64,251

Selling, General and Administrative Expenses	$3,633	$595	$1,980	$—	$6,208

Interest Expense	$58	$1,833	$378	$—	$2,269

	For the Year Ended December 31, 2007
				Corporate Items and	Consolidated
(in thousands)	Mortgage Services	Financial Services	Technology Products	Eliminations(1)	Altisource

Revenue	$64,260	$41,293	$36,235	$(6,882)	$134,906
Cost of Revenue	44,158	32,324	27,354	(6,882)	96,954

Gross Profit	20,102	8,969	8,881	—	37,952
Selling, General and Administrative Expenses	7,876	14,787	6,359	(1,092)	27,930

Income (Loss) from Operations	12,226	(5,818)	2,522	1,092	10,022
Other income (expense), net	(90)	(1,269)	708	(1,092)	(1,743)

Income (Loss) Before Income Taxes	$12,136	$(7,087)	$3,230	$—	$8,279

Reconciliation to EBITDA
Income (Loss) Before Income Taxes	$12,136	$(7,087)	$3,230	$—	$8,279
Interest, net	90	1,300	536	—	1,926
Depreciation(2)	292	980	5,707	—	6,979
Amortization of Intangibles	—	1,555	—	—	1,555

EBITDA	$12,518	$(3,252)	$9,473	$—	$18,739

Transactions with Related Parties Included Above:
Revenue	$40,646	$1,044	$24,542	$(6,882)	$59,350

Selling, General and Administrative Expenses	$4,507	$1,817	$2,540	$—	$8,864

Interest Expense	$90	$544	$331	$—	$965

(1)	Intercompany transactions primarily consist of information technology infrastructure services and charges for the use of certain REAL products from our Technology Products segment to our other two segments. Generally, we reflect these charges within technology and communication in the segment receiving the services, except for consulting services, which we reflect in professional services.

(2)	Includes depreciation and amortization of $2.0 million, $2.8 million and $0.4 million in the years ended December 31, 2009, 2008 and 2007, respectively, for assets reflected in the Technology Products segment but utilized by the Financial Services segment.

Mortgage Services
          The following table presents our results of operations for our Mortgage Services segment for the years ended December 31:

	Years Ended December 31,			Variance 2009 vs. 2008		Variance 2008 vs. 2007
(dollars in thousands)	2009	2008	2007	$	%	$	%

Revenue	$103,098	$54,956	$64,260	$48,142	88%	$(9,304)	(14)%
Cost of Revenue	60,735	36,392	44,158	24,343	67	(7,766)	(18)

Gross Profit	42,363	18,564	20,102	23,799	128	(1,538)	(8)
Selling, General and Administrative Expenses	5,625	5,027	7,876	598	12	(2,849)	(36)

Income from Operations	$36,738	$13,537	$12,226	$23,201	171%	$1,311	11%

EBITDA(1)	$36,845	$13,571	$12,518	$23,274	171%	$1,053	8%

Transactions with Related Parties:
Revenue	$74,089	$41,635	$40,646	$32,454	78%	$989	2%

Selling, General and Administrative Expenses	$2,712	$3,633	$4,507	$(921)	(25)%	$(874)	(19)%

Interest Expense	$30	$58	$90	$(28)	(48)%	$(32)	(36)%

(1)	See table at the beginning of this section for a reconciliation of the most directly comparable GAAP measure to EBITDA.
          We experienced significant growth in our Mortgage Services segment in 2009 as we rolled out our residential default related services. We were able to develop and rollout these services and still achieve a 36% EBITDA margin which includes the impact of expense reimbursements for which we recognize no margin. We did this by leveraging our global delivery model and our experience with technological based solutions, econometrics and behavioral science.
          We believe we are well positioned to grow revenues in Mortgage Services throughout the economic cycle for the foreseeable future for the following reasons:

•	We expect to complete our national rollout toward the end of 2010. This will allow us to capture 50 — 55% of the available referrals from the loan portfolio serviced by Ocwen (currently we capture 30 — 35%). We typically generate revenue 1 — 6 months after the initial referral is placed with us;

•	Ocwen has sufficient equity to acquire additional portfolios. Referrals typically begin to accrue to us 3 to 6 months after the portfolio is acquired;

•	Given the existing volume of loans in various stages of default and foreclosure, we believe the default services market is likely to grow through 2010;

•	The acquisition of MPA should position Mortgage Services to grow if the economy were to improve more quickly than expected;

•	We generate significant amounts of free cash flow that allow us to invest in new and existing services at attractive margins; and

•	Given our small market position in very significant markets, we believe we have an ability to capture additional market share.
Revenue

	Years Ended December 31,			Variance 2009 vs. 2008		Variance 2008 vs. 2007
(dollars in thousands)	2009	2008	2007	$	%	$	%

Revenue:
Residential Property Valuation	$26,800	$28,882	$38,998	$(2,082)	(7)%	$(10,116)	(26)%
Closing and Title Services	17,444	13,173	14,042	4,271	32	(869)	(6)
Default Management Services	9,194	51	—	9,143	N/M	51	100
Asset Management Services	30,464	1,167	—	29,297	N/M	1,167	100
Component Services	19,196	11,683	11,220	7,513	64	463	4

Total Revenue	$103,098	$54,956	$64,260	$48,142	88%	$(9,304)	(14)%

Transactions with Related Parties:
Residential Property Valuation	$25,762	$27,301	$26,604	$(1,539)	(6)%	$697	3%
Closing and Title Services	13,496	13,173	14,042	323	2	(869)	(6)
Default Management Services	4,367	—	—	4,367	100	—	—
Asset Management Services	30,464	1,161	—	29,303	N/M	1,161	100

Revenue	$74,089	$41,635	$40,646	$32,454	78%	$989	2%

Expense Reimbursements:
Default Management Services	$1,770	$—	$—	$1,770	100%	$—	—%

Asset Management Services	$14,308	$—	$—	$14,308	100%	$—	—%

N/M — not meaningful
          In 2009, we generated the majority of our revenue by providing outsourced services for residential mortgage loans primarily for Ocwen or with respect to the loan portfolio serviced by Ocwen. In addition to our relationship with Ocwen, we have longstanding relationships with some of the leading capital markets firms, commercial banks, hedge funds, insurance companies and lending institutions and provide products that enhance their ability to make informed investment decisions and manage their core operations. With the acquisition of MPA in February 2010, we took a significant step in our evolution to become a full service provider in the mortgage services vertical and gained increased access to over 155 mid-tier mortgage bankers.

          Residential Property Valuation. As one of the more mature services in our portfolio, residential property valuations are more subject to market conditions and have therefore seen declines year over year given the mortgage crisis. During 2010, we expect this business to stabilize and potentially grow as it benefits from an array of new services that are extensions of our core appraisal management services. In addition, we expect to utilize the existing infrastructure to begin to diversify the client base.
          Closing and Title Services. This business includes legacy services such as pre-foreclosure title services and mortgage due diligence as well as an expanded array of title services that were rolled out during 2009 principally around default title. During 2010 we are focused on rolling out our title agency business nationally which we believe will drive significant revenue growth at attractive margins. We have also applied for our title agency license in several counties in California which is a significant market for us. However, we do not expect to obtain agency status in California prior to the fourth quarter of 2010.
          Default Management Services. One of the services we rolled out in 2009 was non-legal support services whereby we provide non-legal back-office support functions for foreclosure, bankruptcy and eviction. In 2009, the majority of our revenue was derived from processing foreclosures. We were able to develop this line of business without acquiring existing back-office operation thereby utilizing limited capital resources and increasing our overall returns. We expect this business to continue to grow during 2010 as we expand our geographic footprint entering into more states as well as expanding into providing non-legal bankruptcy and eviction services to a greater extent than during 2009.
          Asset Management Services. Asset management services principally include property preservation and inspection and REO brokerage. During 2009, we established brokerage operations in three key states and launched www.altisourcehomes.com and www.gohoming.com. These websites along with our expanding brokerage and referral network will serve as the basis for our enhanced multi-channel real-estate marketplace service offering. We expect to complete our national broker network including a referral network during 2010.
          Component Services. The increase in component services (formerly known as knowledge process outsourcing) is principally due to an expanded relationship with an existing customer in the second quarter of 2009. The renewed contract has a five year term, thus we anticipate that we will continue to generate revenues at least at the current level for the next several years.
          Revenues declined in 2008 as loan originations continued to decrease partially offset by an increase in services to assist holders of delinquent loans. We determined early in 2008 to scale down the mortgage due diligence services due to a lack of demand. We shifted these resources to other areas, including our outsourcing services for which we increased our revenues by gaining a greater share of our customers’ outsourcing needs.
Cost of Revenue
          Our gross margin was 41% in 2009 including $16.1 million of reimbursable expenses for which we achieve no margin. Core to our operating philosophy is that we focus on selling solutions and units of output as opposed to seats. This allows us to benefit from increased operational efficiencies. We gain operational efficiencies generally via use of technology and employing econometrics, consumer behavioral principles and six sigma techniques. During 2010, we expect to continue to invest in service offerings particularly residential loan origination services. We do not expect these investments to materially impact our margins.
          Our gross profit increased from 31% in 2007 to 34% in 2008 primarily by continuing to increase the utilization of our proprietary technology as well as by scaling back our mortgage due diligence services that had lower margins. Partially offsetting this improvement was the impact of new product launches for which we incurred personnel and other costs to establish the products with minimal revenues during 2008.
Selling, General and Administrative Expenses
          Selling, General and Administrative Expenses increased during 2009 mostly with respect to travel costs and increased training costs related to the increased workforce. As a percentage of Revenues, Selling, General and Administrative Expenses declined from 9% in 2008 to 5% in 2009 reflective of the increased leverage we are obtaining as the business grows. We expect Selling, General and Administrative Expenses to increase during 2010 as we continue to incur additional costs as a separate company and as we expand our marketing efforts. The sales cycle for attracting new customers can be prolonged and ranges generally from 6 to 18 months.
          Selling, General and Administrative Expenses decreased in 2008 as compared to 2007. Consistent with the changes in Cost of Revenue, we generated these improvements by continuing to increase our utilization of our technology and lowering our overhead costs.
Financial Services
          The following table presents our results of operations for our Financial Services segment for the years ended December 31:

				Variance 2009 vs.		Variance 2008 vs.
	Years Ended December 31,			2008		2007
(dollars in thousands)	2009	2008	2007	$	%	$	%

Revenue	$64,434	$73,835	$41,293	$(9,401)	(13)%	$32,542	79%
Cost of Revenue	52,871	62,590	32,324	(9,719)	(16)	30,266	94

Gross Profit	11,563	11,245	8,969	318	3	2,276	25
Selling, General and Administrative Expenses	19,267	17,168	14,787	2,099	12	2,381	16

Income from Operations	$(7,704)	$(5,923)	$(5,818)	$(1,781)	(30)%	$(105)	(2)%

EBITDA(1)	$8	$(94)	$(3,252)	$102	(109)	$3,158	97%

Transactions with Related Parties:
Revenue	$98	$1,181	$1,044	$(1,083)	(92)%	$137	13%

Selling, General and Administrative Expenses	$467	$595	$1,817	$(128)	(22)%	$(1,222)	(67)%

Interest expense	$1,029	$1,833	$544	$(804)	(44)%	$1,289	237%

N/M — not meaningful.

(1)	See table at the beginning of this section for a reconciliation of the most directly comparable GAAP measure to EBITDA.
          The year ended December 31, 2009 continued to be a very difficult environment for the collections industry particularly participants such as ourselves that do not participate in debt buying activities. Liquidation rates declined year over year although we saw some stabilization as of year-end. With our cost cutting, variability reduction and other collector initiatives, we were able to improve EBITDA, after adjustment for the one-time legal matters (gain of $0.9 million, net) and facility closure costs (loss of $1.9 million, net), in an environment where revenues declined $9.4 million year over year. Given that collection rates are generally inversely correlated to unemployment rates, we would expect that as unemployment declines the amount we are able to collect should improve without a corresponding increase in expenses leading to additional improvements in margin.
          Furthermore, as noted above, we provide contingency collection services to seven of the most recognizable credit card issuers in the industry. Currently, we capture a negligible amount spent by these credit card issuers on contingency collection with the exception of American Express where we continue to be one of their largest service providers. As we continue to prove our collection capabilities, we would expect to gain additional market share. Our strategy for 2010 is to increase our margins principally via expanding our quality initiatives and investing in new technology while we increase our share with each of our key clients.

Revenue

				Variance 2009 vs.		Variance 2008 vs.
	Years Ended December 31,			2008		2007
(dollars in thousands)	2009	2008	2007	$	%	$	%

Revenue:
Asset Recovery Management	$51,019	$62,771	$36,802	$(11,752)	(19)%	$25,969	71%
Customer Relationship Management	13,415	11,064	4,491	2,351	21	6,573	146

Total Revenue	$64,434	$73,835	$41,293	$(9,401)	(13)%	$32,542	79%

Transactions with Related Parties:
Asset Recovery Management	$98	$1,181	$1,044	$(1,083)	(92)%	$137	13%

          In our Financial Services segment, we generate the majority of our revenue from asset recovery management fees we earn for collecting amounts due to our customers and from fees we earn for performing customer relationship management for our customers.
          Asset Recovery Management. Our revenues associated with contingency collections continued to decline principally due to lower collection rates. We believe that our collection rates have declined as a direct result of the current protracted economic environment and are consistent with the collections industry in general. At year-end, we began to see some stabilization of collection rates. While we cannot predict whether liquidation rates or placements will stabilize at current levels, increase or continue to decline, we are focused on mitigating the impact from decreasing liquidation rates by expanding our market share with existing customers.
          Customer Relationship Management. Our revenues associated with customer relationship management improved year over year as we expanded our relationship with one primary customer.
          The increase in revenues from 2007 to 2008 was the result of the acquisition of NCI effective June 6, 2007.
Cost of Revenue
          Our Cost of Revenues in 2009 decreased compared to 2008 principally due to a reduction in Compensation and Benefit costs of $9.1 million due to lower number of collectors and lower commissions. In addition, we reduced Technology and Communication costs by $2.9 million. Partially offsetting these decreases were higher collection letter costs which are a function of the amount of placements we received. In addition, we utilized a higher number of outside collectors in an effort to limit our exposure to declining collection rates. We continue to analyze our cost structure and intend to manage our costs to improve our results even if collection rates remain at depressed levels.
          Cost of Revenue in 2008 increased compared to 2007. We began to expand our existing operations late in 2007 and continued this expansion in 2008 in order to migrate more of our collections functions to lower cost areas. We incurred additional training and recruiting costs as we built the new facility and ramped up staffing. We also generated lower collections per dollar placed with us in 2008 which we believe is consistent across the collections industry and is due to the general economic downturn in the U.S. and elsewhere. Finally, we incurred higher technology costs in 2008 relating to the acceleration of depreciation on a predictive dialer that we replaced and the addition of other technology assets. We reflect these costs in our Technology Products segment as well but eliminate the duplicate amounts in consolidation. We fully depreciated this dialer in 2008 and reduced many of our technology costs during the year. We also reduced the number of collectors late in 2008 without a corresponding decrease in revenue.
Selling, General and Administrative Expenses
          The primary driver of the increase in Selling, General and Administrative Expenses in 2009 was $2.3 million in facility closure costs accrued in the third quarter primarily consisting of lease exit costs and severance for closure of facilities in Miramar, Florida and Victoria, British Columbia, Canada (see Note 9 to the consolidated financial statements). We believe this will allow us to operate with lower costs in 2010. In addition, we had higher professional fees representing legal expenses due to recent litigation (see Note 14 to the consolidated financial statements). We were able to partially offset this increase by reducing compensation costs related to support functions. In addition, 2009 includes $1.4 million of settlement losses with respect to the Noble dialer arbitration.
          The increase in Selling, General and Administrative Expenses from 2007 to 2008 was the result of the acquisition of NCI effective June 6, 2007.
Technology Products
          The following table presents our results of operations for our Technology Products segment for the years ended December 31:

				Variance 2009 vs.		Variance 2008 vs.
	Years Ended December 31,			2008		2007
(dollars in thousands)	2009	2008	2007	$	%	$	%

Revenue	$47,453	$45,283	$36,235	$2,170	5%	$9,048	25%
Cost of Revenue	24,477	29,777	27,354	(5,300)	(18)	2,423	9

Gross Profit	22,976	15,506	8,881	7,470	48	6,625	75
Selling, General and Administrative Expenses	4,731	6,118	6,359	(1,387)	(23)	(241)	(4)

Income from Operations	$18,245	$9,388	$2,522	$8,857	94%	$6,866	272%

EBITDA(1)	$21,150	$14,169	$9,473	$6,981	49%	$4,696	50%

Transactions with Related Parties:
Revenue(2)	$20,710	$35,146	$24,542	$(14,436)	(41)%	$10,604	43%

Selling, General and Administrative Expenses	$1,517	$1,980	$2,540	$(463)	(23)%	$(560)	(22)%

Interest expense	$231	$378	$331	$(147)	(39)%	$47	14%

(1)	See table at the beginning of this section for a reconciliation of the most directly comparable GAAP measure to EBITDA.

(2)	Includes revenue earned from other segments related to RealSuite and IT infrastruture services of $1.8 million and $13.7 million, respectively in 2008 and $1.5 million and $6.9 million, respectively in 2007.
          During 2009, the primary focus of the Technology Products segment was to support the growth of Mortgage Services as well as the cost reduction and quality initiatives on-going with the Financial Services segment. During 2010, we are focused on commercialization of our Technology Product offerings to expand their applicability to a broader audience. In addition, we are focused on reducing IT infrastructure costs where possible including those costs incurred by Ocwen.

Revenues

				Variance 2009 vs.		Variance 2008 vs.
	Years Ended December 31,			2008		2007
(dollars in thousands)	2009	2008	2007	$	%	$	%

Revenue:
REALSuite	$25,784	$20,463	$18,328	$5,321	26%	$2,135	12%
IT infrastructure services	21,669	24,820	17,907	(3,151)	(13)	6,913	39

Total Revenue	$47,453	$45,283	$36,235	$2,170	5%	$9,048	25%

Transactions with Related Parties(1):
REALSuite	$9,899	$9,134	$7,800	$765	8%	$1,334	17%
IT infrastructure services	10,811	26,012	16,742	(15,201)	(58)	9,270	55

Revenue	$20,710	$35,146	$24,542	$(14,436)	(41)%	$10,604	43%

(1)	Includes revenue earned from other segments related to RealSuite and IT infrastruture services of $1.8 million and $13.7 million, respectively in 2008 and $1.5 million and $6.9 million, respectively in 2007.
In 2009, we generated the majority of our revenue from REALSuite services, and we expect this trend to continue in future periods. In addition, we were able to expand our third-party revenues for this segment during 2009.
          REALSuite. Our REALSuite revenue is primarily driven by our REALServicing product which is our comprehensive residential loan servicing platform. In the second quarter of 2009, we expanded an agreement with an existing third-party customer for use of the REALServicing product by executing a five year renewal. In addition, if Ocwen increases the size of its loan portfolio, our REALSuite revenues increase. Typically, REALServicing, REALTrans and REALRemit revenues increase as loans are boarded.
          Revenues from our REALSuite of products increased in 2008 due primarily to the billing changes described above and as a result of higher fees for our transaction based products. Although we generated higher revenues in 2008 than in 2007, we experienced softness in these revenues late in 2008 as transaction volumes began to decline and the number of loans serviced by Ocwen contracted.
          IT infrastructure services. As expected, our IT infrastructure services revenues declined as we continue to seek ways to reduce our internal expenditures as well as those of Ocwen. The primary driver for the reduction in revenue in 2009 was intercompany charges to our Financial Services segment due in part to fewer collections, facility closures and other cost reduction efforts.
          Our change to a market-based rate card in the second quarter of 2008 resulted in our recording revenues of approximately $6.0 million more in 2008 than we would have recorded had we continued to use the cost-based system. Approximately $4.1 million of this increase related to IT infrastructure services and $1.9 million related to REAL products revenues. Additionally, revenues increased primarily due to our commencing IT infrastructure services to NCI in June 2007. Revenues from NCI were $7.9 million in 2008 and $2.2 million in 2007. The increase related to 2008 being a full year and to significant technology additions for NCI during the year. These included replacing a predictive dialer and improving the telephony and call recording capabilities of the operation in order to better serve our customers. Excluding the impact of the billing change and the addition of NCI, IT infrastructure services revenues decreased 18% in 2008 as Ocwen reduced its staffing levels throughout the year and therefore required less IT infrastructure services.
Cost of Revenue
          Cost of Revenue in 2009 decreased compared to 2008 primarily for the following reasons:
•	$1.9 million reduction in Compensation costs as we integrated the Financial Services technology personnel into the existing technology group and eliminated certain positions;

•	$2.5 million reduction in Depreciation expense as several assets became fully depreciated in 2008 and have not been replaced;

•	$0.9 million reduction in Expenses for Hardware and Software Maintenance as we analyzed usage of these assets and eliminated unused items; and

•	$0.6 million net reduction in Telephony as we reduced the number of personnel, renegotiated contracts with service providers and improved technology to drive down costs.
          In the fourth quarter, as expected, we incurred additional costs associated with the Separation such as new equipment, data links and licenses to operate as a separate company from Ocwen as well as additional costs associated with our consolidation of data centers in the United States.
          Cost of revenue increased in 2008 compared to 2007. In connection with our acquisition of NCI in June 2007, we transferred NCI’s IT infrastructure services staff to our Technology Products segment and began managing NCI’s IT infrastructure services function. This change increased our expenses in Technology Products in 2007, but we offset this increase with reductions in the remainder of our operations. Late in 2007 and throughout 2008, we consolidated the NCI support function with our operations eliminating many of the NCI positions and enabling us to minimize the increase in our Cost of Revenue. Our billings to NCI increased over $5.7 million from 2007 to 2008 due to providing support for the full year in 2008 while our cost of revenue increased only $2.4 million.
Selling, General and Administrative Expenses
          Selling, General and Administrative Expense declined in 2009 compared to 2008 due to lower occupancy and equipment charges given fewer personnel and lower bad debt expense as we automated processes to identify delinquent receivables.
          Selling, General and Administrative Expenses were $6.1 million for the year ended December 31, 2008, a decrease of $0.2 million, or 4%, as compared to $6.4 million for the year ended December 31, 2007. These decreases generally were due to reductions in the number of staff.
SECTION 4 — LIQUIDITY AND CAPITAL RESOURCES
Liquidity
          We believe that we have the ability to generate more than sufficient cash from our current operations for the next twelve months to meet anticipated cash requirements. Anticipated cash requirements principally include operational expenditures such as compensation and benefits, working capital requirements and spending for capital expenditures. In addition, for over 60% of our revenues, we are paid as we provide the service or within a limited timeframe (i.e., within 1 — 2 weeks). This minimizes our working capital requirements and ensures sufficient timely cash flows to fund operations.
          Given our size, we generate significant excess cash that we will seek to deploy in a disciplined manner. Principally, we will continue to invest in compelling services that we believe will generate high margin. In addition, we may seek to acquire a limited number of companies that fit our strategic objectives. Finally, given the tax inefficiency of dividends, the low returns earned on cash held and our desire to only perform a limited number of acquisitions, we believe one of the best ways to return value to shareholders is to consider a share repurchase program. Under Luxembourg law, we need shareholder approval to initiate such a program. We intend to request shareholder approval at our next Annual General Meeting scheduled for May 19th 2010.
          For periods prior to the Separation, total borrowings as well as cash as presented in the accompanying historical combined financial statements reflect only those balances we required to operate as a subsidiary of Ocwen. Until the Separation Date, Ocwen centrally managed the majority of the consolidated company’s financing activities in order to optimize its costs of funding and financial flexibility at a corporate level. In addition, Ocwen historically allocated interest expense to us based upon our portion of assets to Ocwen’s total assets which resulted in interest charges reflected on our Consolidated Statement of Operations. These interest charges reflect an allocation and are not indicative of the interest charge we expect to incur as a separate company.
          In June 2009, the Company terminated its existing revolving credit facility after considering its positive operating cash flows year-to-date and the administrative costs of maintaining the facility. We continue to believe that the Company has sufficient operating cash flows and, if necessary, access to debt markets at reasonable costs as well as the equity market to finance our operations for at least the next twelve months without this facility.
Cash Flows
          The following table presents our cash flows for the years ended December 31:

	December 31,			Variance 2009 vs. 2008		Variance 2008 vs. 2007
(dollars in thousands)	2009	2008	2007	$	%	$	%

Net Income Adjusted for Non-Cash Items	$33,192	$21,055	$13,660	$12,137	58%	$7,395	54%
Working Capital	92	7,850	(5,631)	(7,758)	(99)	13,481	239

Cash Flow from Operating Activities	33,284	28,905	8,029	4,379	15	20,876	260
Cash Flow from Investing Activities	(7,536)	(5,216)	(56,777)	(2,320)	(44)	51,561	91
Cash Flow from Financing Activities	(2,280)	(22,389)	54,436	20,109	90	(76,825)	(141)

Net Change in Cash	23,468	1,300	5,688	22,168	N/M	(4,388)	(77)
Cash at Beginning of Period	6,988	5,688	—	1,300	23	5,688	100

Cash at End of Period	$30,456	$6,988	$5,688	$23,468	336%	$1,300	23%

N/M — Not Meaningful.
Cash Flow from Operating Activities
          Cash flow from operating activities consists of two components: (i) net income adjusted for depreciation, amortization and certain other non-cash items and (ii) working capital. The significant increase in operating cash flow in 2009 compared to 2008 was primarily driven by our expansion of high margin residential default services in our Mortgage Services segment. In addition, the operating improvement in both Financial Services and Technology Products contributed to the increased operating cash flow.
          We generated $28.9 million in cash flows from operations for the year ended December 31, 2008 which represents our improved operating performance during 2008 compared to 2007 as well as significant working capital improvement particularly with respect to reduced accounts receivables.
Cash Flow from Investing Activities
          Our cash flow from investing activities includes our purchases of premises and equipment. As expected, we saw an increase in technology purchases during the latter half of 2009 due to our Separation from Ocwen and the consolidation of our data centers to a single center in the United States. We expect to spend approximately $5.0 million per year to update our premises and equipment.
          We used $5.2 million of cash for investing activities in 2008 compared to $56.8 million in 2007. The large 2007 amount relates to our acquisition of NCI in June 2007 for which we used $25.0 million of cash and financed the remainder with debt.

Cash Flow from Financing Activities
          Our cash flow from financing activities primarily includes payments on debt and the net change in our invested equity balance. Prior to our Separation from Ocwen, we participated in a centralized cash management program with Ocwen. We made a significant amount of our cash disbursements through centralized payable systems which were operated by Ocwen, and a significant amount of our cash receipts were received by us and transferred to centralized accounts maintained by Ocwen. There were no formal financing arrangements with Ocwen, and we recorded all cash receipts and disbursement activity between Ocwen and us through invested equity in the Consolidated Balance Sheets and as net distributions or contributions in the Consolidated Statements of Stockholders’ and Invested Equity and Cash Flows because we consider such amounts to have been contributed by or distributed to Ocwen.
Liquidity Requirements after December 31, 2009
          On February 12, 2010, we announced the acquisition of MPA. Consideration for the transaction consisted of $29.0 million in cash which was paid from available funds (see also Note 20 to the consolidated financial statements).
          Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way (see also Commitments and Contingencies below).
Capital Resources
          The assets and liabilities of Altisource have been accounted for at the historical values carried by Ocwen prior to the Separation and were assigned to Altisource pursuant to the terms of the Separation Agreement. The indebtedness of Ocwen, other than certain capital lease obligations and indebtedness specific to Nationwide Credit, Inc., was not transferred to Altisource and remains the indebtedness of Ocwen. The Invested Capital balance included as a component of Stockholders’ Equity in the Company’s Consolidated Balance Sheet through the date of Separation includes accumulated earnings of the Company as well as receivables/payables due to/from Ocwen resulting from cash transfers and intercompany activity. Interest was not charged or credited on amounts due to/from Ocwen.
SECTION 5 — CRITICAL ACCOUNTING POLICIES
          We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. In applying many of these accounting principles, we need to make assumptions, estimates and/or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective. Actual results may be affected negatively based on changing circumstances. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates and/or judgments (see Note 2 to the consolidated financial statements for a more detailed description of the significant accounting policies that have been followed in preparing our consolidated financial statements).
Revenue Recognition
          We recognize revenues from the services we provide in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605. ASC 605 sets forth guidance as to when revenue is realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been performed; 3) the seller’s price to the buyer is fixed or determinable; and 4) collectability is reasonably assured. Generally, the contract terms for these services are relatively short in duration, and we recognize revenues as the services are performed either on a per unit or a fixed price basis. Our revenue recognition policies are detailed in Note 2 to the Consolidated Financial Statements. Significant areas of judgment include the period over which we recognize property preservation and certain default management services revenue and the determination of fair value for certain IT infrastructure services that we provide Ocwen. Management considers historical information and other third-party objective evidence on a periodic basis in determining the appropriate revenue recognition.
Goodwill and Identifiable Intangible Assets
          As a result of our acquisition of NCI in 2007, we acquired goodwill and identifiable intangible assets of $54.8 million. Goodwill represents the cost of an acquired business in excess of the fair value of its net assets, including identifiable intangible assets, at the acquisition date. At December 31, 2009, the balance of goodwill was $7.9 million, of which $6.3 million relates to the acquisition of NCI and is included in our Financial Services segment and $1.6 million relates to our acquisition of the company that developed the predecessor to REALTrans and is included in our Technology Products segment.
          Goodwill. We test goodwill for impairment at least annually during the fourth quarter or whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable from future cash flows based on a two-step impairment test in accordance with ASC Topic 350. We evaluate the recoverability by comparing the estimated fair value of each operating segment with its estimated net carrying value (including goodwill). We derive the fair value of each of our operating segments based on valuation techniques that we believe market participants would use for each segment (primarily a discounted cash flow valuation methodology). Our goodwill impairment test involves the making of estimates and the exercise of management judgment. From time to time, we may obtain assistance from third parties in our evaluation. The discounted cash flow valuation methodology uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows achieved.
          In projecting our cash flows, we used projected growth rates of 10% declining to 5%. For the discount rate, we used 18% which reflected our weighted average cost of capital determined partially based on our industry and size. Fair value is calculated as the sum of the projected discounted cash flows of the reporting units over the next three years and terminal value at the end of those three years.
          During the fourth quarters of 2008, 2007 and 2006, we completed our annual goodwill impairment tests and determined that there was no goodwill impairment. We recorded purchase price adjustments of $0.4 million during 2008 that increased the amount of the goodwill we recorded. Also, prior to our acquisition of NCI in 2007, NCI made an acquisition that created tax-deductible goodwill that amortizes for tax purposes over time. When we acquired NCI in 2007, we recorded a lesser amount of goodwill for financial reporting purposes than what had previously been recorded at NCI for tax purposes. This difference between the amount of goodwill recorded for financial reporting purposes and the amount recorded for taxes is referred to as “Component 2” goodwill, and it results in our recording periodic reductions of our book goodwill balance in our consolidated financial statements. The reduction of book goodwill also resulted in a reduction of equity in the amount of $2.2 million in 2009, $3.6 million in 2008 and $1.1 million in 2007. We will amortize the remaining Component 2 goodwill for tax purposes which will result in our first reducing book goodwill to zero and then reducing intangible assets by the remaining tax benefits of the Component 2 goodwill as they are realized.
          Identifiable Intangible Assets. The balance of intangibles at December 31, 2009 was $33.7 million. These intangibles relate to trademarks and customer lists we acquired in connection with our acquisition of NCI. We amortize our identifiable intangible assets over their estimated lives in accordance with ASC Topic 350. In accordance with ASC, identifiable intangible assets are tested for impairment whenever events or changes in circumstances suggest that the carrying value of an asset or asset group may not be fully recoverable.
          These circumstances include, but are not limited to, a significant adverse change in legal factors or in the business climate or operating or cash flow losses and projections of continuing losses. An impairment loss, generally calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is triggered if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value.
          During 2009, we did not identify any indicators of impairment for our NCI customer relationship and trade name intangibles.
Accounting for Income Taxes
          As part of the process of preparing the consolidated financial statements, we were required to determine income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing recognition of items for income tax and accounting purposes. These differences result in deferred income tax assets and liabilities that are included within our Consolidated Balance Sheets. We must then assess the likelihood that deferred income tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must reflect this increase as an expense within income tax expense in the statement of earnings. Determination of the income tax expense requires estimates and can involve complex issues that may require an extended period to resolve. Further, changes in the geographic mix of revenues or in the estimated level of annual pre-tax income can cause the overall effective income tax rate to vary from period to period.
          We conduct periodic evaluations of positive and negative evidence to determine whether it is more likely than not that the deferred tax asset can be realized in future periods. Among the factors considered in this evaluation are estimates of future taxable income, the future reversal of temporary differences, tax character and the impact of tax planning strategies that can be implemented, if warranted. As a result of this evaluation, we included in the tax provision a decrease of $0.3 million and an increase of $1.3 million to the valuation allowance for 2009 and 2008, respectively, related to certain state net operating losses. The decrease in 2009 is related to changes in effective tax rates. The increase in 2008 relates to net operating losses that we no longer considered to be more likely than not to be realized in future periods.
SECTION 6 — OFF-BALANCE SHEET ARRANGEMENTS
          We do not have any off-balance sheet arrangements other than operating leases.
SECTION 7 — CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES
     Our long-term contractual obligations generally include our operating lease payments on certain of our property and equipment. The following table sets forth information relating to our contractual obligations as of December 31, 2009:

	Payments due by period
		Less than			More than
(in thousands)	Total	1 year	1-3 years	3-5 years	5 years

Non-Cancelable Operating Lease Obligations	$9,991	$4,110	$5,415	$466	$—
Capital Lease Obligations — Principal	664	536	128	—	—
Contractual Interest Payments(1)	26	26	—	—	—

Total	$10,681	$4,672	$5,543	$466	$—

(1)	Represents estimated future interest payments on capital leases, based on applicable interest rates as of December 31, 2009.

SECTION 8 — OTHER MATTERS
Related Party — Ocwen
          For the year ended December 31, 2009, approximately $74.1 million of the Mortgage Services, $0.1 million of the Financial Services and $20.7 million of the Technology Products segment revenues were from services provided to Ocwen businesses not included in the Separation or sales derived from Ocwen’s loan servicing portfolio. Services provided to Ocwen included residential property valuation, real estate sales, trustee management services, property inspection and preservation, closing and title services, charge-off second mortgage collections, core technology back office support and multiple business technologies including our REALSuite of products. We provided all services at rates we believe to be comparable to market rates.
          In connection with the Separation, Altisource and Ocwen entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the Separation including a Separation Agreement, a Tax Matters Agreement, an Employee Matters Agreement, an Intellectual Property Agreement, a Data Center and Disaster Recovery Agreement, a Technology Products Services Agreement, a Transition Services Agreement and certain long-term servicing contracts (collectively, the “Agreements”) (See Note 4 to the consolidated financial statements).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          Our financial market risk consists primarily of foreign currency exchange risk.
Foreign Currency Exchange Risk
          We are exposed to foreign currency exchange rate risk in connection with our investment in non-U.S. dollar functional currency operations, which are very limited, to the extent that our foreign exchange positions remain un-hedged.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Altisource Portfolio Solutions S.A.:
We have audited the accompanying consolidated balance sheet of Altisource Portfolio Solutions S.A. and subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, changes in stockholders’ and invested equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company for the years ended December 31, 2008 and 2007, before the inclusion of earnings per share information presented on the 2008 and 2007 statement of operations and the related disclosures in Note 12 to the consolidated financial statements, were audited by other auditors whose report, dated May 12, 2009 (June 26, 2009 as to Note 1 and Note 10), expressed an unqualified opinion on those statements.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Altisource Portfolio Solutions, S.A. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 4 to the consolidated financial statements, the Company has entered into significant transactions with Ocwen Financial Corporation, a related party.
We have also audited the earnings per share information presented on the 2008 and 2007 statement of operations and the related disclosures in Note 12 to the consolidated financial statements. Our audit procedures were limited to (1) obtaining the Company’s earnings per share calculation and comparing the calculated amounts to the earnings per share disclosures for 2008 and 2007, (2) comparing the numerator used in the earnings per share calculations to the reported net income amounts for each of the years ended December 31, 2008 and 2007, (3) comparing the shares used as the denominator in the earnings per share calculations for each of the years ended December 31, 2008 and 2007 to the number of shares of common stock outstanding as of August 10, 2009, and (4) recalculating the earnings per share calculations for each of the years ended December 31, 2008 and 2007. In our opinion, the earnings per share information presented on the 2008 and 2007 statement of operations and the related disclosures in Note 12 to the consolidated financial statements are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2008 and 2007 consolidated financial statements of the Company other than with respect to the earnings per share information and related disclosures included therein and, accordingly, we do not express an opinion or any other form of assurance on the 2008 and 2007 consolidated financial statements taken as a whole.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 16, 2010

Report of Independent Registered Certified Public Accounting Firm
To the Board of Directors and Stockholders of Altisource Portfolio Solutions S.A.:
In our opinion, the combined consolidated balance sheet as of December 31, 2008 and the related combined consolidated statements of operations, invested equity and cash flows for each of the two years in the period ended December 31, 2008, before the inclusion of earnings per share information presented on the income statement and the related disclosure in Note 12, present fairly, in all material respects, the financial position of the Altisource businesses as described in Note 1 of the combined consolidated financial statements at December 31, 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 4 to the combined consolidated financial statements, the Company has entered into significant transactions with Ocwen Financial Corporation, a related party.

We were not engaged to audit, review, or apply any procedures with respect to the earnings per share information presented on the income statement or the related disclosure in Note 12 and accordingly, we do not express an opinion or any other form of assurance about whether such information and disclosures are appropriate. The earnings per share information and the related disclosures were audited by other auditors.
/s/ PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
May 12, 2009, except for the termination of the line of credit maturing July 2011 discussed in Note 10 and the completion of the conversion of Altisource Portfolio Solutions S.à r.l. into a Luxembourg société anonyme discussed in Note 1, which are as of June 26, 2009

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Balance Sheets
(Dollars in Thousands, Except Per Share Data)

		December 31,
	December 31,	2008
	2009	(Combined
	(Consolidated)	Consolidated)
ASSETS
Current Assets:
Cash and Cash Equivalents	$30,456	$6,988
Accounts Receivable, net	30,497	9,077
Prepaid Expenses and Other Current Assets	2,904	3,021
Deferred Tax Assets, net	1,546	268

Total Current Assets	65,403	19,354

Premises and Equipment, net	11,408	9,304
Intangible Assets, net	33,719	36,391
Goodwill	9,324	11,540
Other Non-current Assets	702	86

Total Assets	$120,556	$76,675

LIABILITIES AND EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$24,192	$4,767
Capital Lease Obligations — Current	536	916
Line of Credit and Other Secured Borrowings	—	1,123
Other Current Liabilities	5,939	6,213

Total Current Liabilities	30,667	13,019

Capital Lease Obligations — Non-current	128	440
Deferred Tax Liability, net	2,769	2,670
Other Non-current Liabilities	644	—

Commitment and Contingencies (Note 14)

Stockholders’ and Invested Equity
Common Stock ($1.00 par value; 100,000,000 shares authorized; 24,144,914 shares issued and outstanding in 2009; EUR 25 par value, 263,412 shares authorized, issued and outstanding in 2008	24,145	6,059
Retained Earnings	11,665	—
Additional Paid-in Capital	50,538	—
Invested Equity	—	54,487

Total Stockholders’ Equity	86,348	60,546

Total Liabilities and Equity	$120,556	$76,675

See notes to consolidated and combined consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Statements of Operations
(Dollars in Thousands, Except Share Data)

	For the Years Ended December 31,
		2008	2007
	2009	(Combined	(Combined
	(Consolidated)	Consolidated)	Consolidated)

Revenue	$202,812	$160,363	$134,906
Cost of Revenue	126,797	115,048	96,954

Gross Profit	76,015	45,315	37,952

Selling, General and Administrative Expenses	39,473	28,088	27,930

Income from Operations	36,542	17,227	10,022
Other Income (Expense), net	1,034	(2,626)	(1,743)

Income Before Income Taxes	37,576	14,601	8,279
Income Tax Provision	(11,605)	(5,382)	(1,564)

Net Income	$25,971	$9,219	$6,715

Earnings Per Share
Basic	$1.08	$0.38	$0.28

Diluted	$1.07	$0.38	$0.28

Weighted Average Shares Outstanding
Basic	24,061,912	24,050,340	24,050,340
Diluted	24,260,651	24,050,340	24,050,340

Transactions with Related Parties included above:
Revenue	$94,897	$64,251	$59,350

Selling, General and Administrative Expenses	$4,308	$6,208	$8,864

Interest Expense	$1,290	$2,269	$965

See notes to consolidated and combined consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Consolidated Statements of Changes in Stockholders’ and Invested Equity
(Dollars in Thousands)

					Additional
	Invested	Common Stock		Retained	Paid-in
	Equity	Shares		Earnings	Capital	Total
Balance, January 1, 2007	$8,789	263,412	$6,059	$—	$—	$14,848
Net Income	6,715	—	—	—	—	6,715
Contribution for Acquisition	56,980	—	—	—	—	56,980
Net Transfers to Parent	(2,869)	—	—	—	—	(2,869)

Balance, December 31, 2007	69,615	263,412	6,059	—	—	75,674

Net Income	9,219	—	—	—	—	9,219
Net Transfers to Parent	(24,347)	—	—	—	—	(24,347)

Balance, December 31, 2008	54,487	263,412	6,059	—	—	60,546	Comprehensive Income

Share Issuance due to Conversion to a Luxembourg Societé Anonyme	(3,283)	9,078,495	3,283	—	—	—	$—
Net Income for Pre-separation Period	14,306	—	—	—	—	14,306	14,306
Net transfers to Ocwen	(1,354)	—	—	—	—	(1,354)	—
Consummation of Spin-off Transaction and Distribution to Common Stock	(64,156)	14,732,428	14,732	—	49,424	—	—
Share-based compensation	—	—	—	—	296	296	—
Exercise of stock options	—	70,579	71	—	818	889	—
Net Income for Post-separation Period	—	—	—	11,665	—	11,665	11,665

Balance, December 31, 2009	$—	24,144,914	$24,145	$11,665	$50,538	$86,348	$25,971

See notes to consolidated and combined consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Statements of Cash Flows
(Dollars in Thousands)

	For the Years Ended December 31,
		2008	2007
	2009	(Combined	(Combined
	(Consolidated)	Consolidated)	Consolidated)
Cash flows from operating activities:
Net income	$25,971	$9,219	$6,715
Reconciling Items:
Depreciation and Amortization	5,432	7,836	6,979
Amortization of Intangible Assets	2,672	2,554	1,555
Share-based compensation expense	296	—	—
Deferred Income Taxes, net	(1,179)	1,197	(1,589)
Loss on Disposal of Premises and Equipment	—	249	—
Changes in Operating Assets and Liabilities, net of Acquisitions:
Accounts Receivable, net	(21,420)	7,693	(4,487)
Prepaid Expenses and Other Current Assets	117	305	587
Other Assets	(616)	57	207
Accounts Payable and Accrued Expenses	19,425	(3,370)	(2,551)
Other Current and Non-Current Liabilities	2,586	3,165	613

Net Cash Flow from Operating Activities	33,284	28,905	8,029

Cash flows from investing activities:
Additions to Premises and Equipment, net	(7,536)	(5,216)	(4,236)
Acquisition of NCI Holdings, Inc., net of Cash Acquired	—	—	(52,541)

Net Cash Flow from Investing Activities	(7,536)	(5,216)	(56,777)

Cash flows from Financing Activities:
Repayment of Short-Term Borrowings	—	(147)	—
Principal Payments on Capital Lease Obligations	(692)	(2,275)	(811)
Proceeds from Borrowing of Long-Term Debt	—	—	27,500
Repayment of Long-Term Debt	—	—	(27,500)
Borrowings from Line of Credit	—	33,417	—
Payments of Line of Credit	(1,123)	(32,294)	—
Proceeds from Stock Option Exercises	889	—	—
Net (Distribution to) Contribution from Parent	(1,354)	(21,090)	55,247

Net Cash Flow from Financing Activities	(2,280)	(22,389)	54,436

Net (Decrease) Increase in Cash and Cash Equivalents	23,468	1,300	5,688
Cash and Cash Equivalents at the Beginning of the Year	6,988	5,688	—

Cash and Cash Equivalents at the End of the Year	$30,456	$6,988	$5,688

Supplemental Cash Flow Information
Interest Paid	$25	$121	$750
Income Taxes Paid	$795	$26	$—

Non-cash Investing and Financing Activities
Reduction in Income Tax Payable from Tax Amortizable Goodwill	$2,216	$3,622	$1,136
Increase in Common Stock due to the Company’s Conversion to a Luxembourg Société Anonyme	$3,283	$—	$—
See notes to consolidated and combined consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated and Combined Consolidated Financial Statements
1. ORGANIZATION AND BASIS OF PRESENTATION
          Altisource Portfolio Solutions S.A. (which may be referred to as Altisource, the Company, we, us or our), together with its subsidiaries is a provider of services focused on high value, knowledge-based functions principally related to real estate and mortgage portfolio management, asset recovery and customer relationship management. Utilizing integrated technology that includes decision models and behavioral based scripting engines, the Company provides solutions that improve clients’ performance and maximizes their returns.
          We are publicly traded on the NASDAQ Global Select market under the symbol ASPS. Altisource was incorporated under the laws of Luxembourg on November 4, 1999 as Ocwen Luxembourg S.àr.l., renamed Altisource Portfolio Solutions S.à r.l. on May 12, 2009 and converted into Altisource Portfolio Solutions S.A. on June 5, 2009 (the “Conversion”). As part of the Conversion, we also changed the par value of equity from EUR 25 to $1.00 per share. Altisource became a publicly traded company as of August 10, 2009, see “Separation” below.
          We conduct our operations through three reporting segments: Mortgage Services, Financial Services and Technology Products. In addition, we report our corporate related expenditures as a separate segment (see Note 18 for a description of our business segments).
          Separation — On August 10, 2009 (the “Separation Date”), we became a stand-alone public company in connection with our separation from Ocwen Financial Corporation (“Ocwen”) (the “Separation”). Prior to the Separation, our businesses were wholly-owned subsidiaries of Ocwen. On the Separation Date, Ocwen distributed all of the Altisource common stock to Ocwen’s shareholders (the “Distribution”). Ocwen’s stockholders received one share of Altisource common stock for every three shares of Ocwen common stock held as of August 4, 2009 (the “Record Date”). In addition, holders of Ocwen’s 3.25% Contingent Convertible Unsecured Senior Notes due 2024 received one share of Altisource common stock deemed held on an as if converted basis. For such notes, the conversion ratio of 82.1693 shares of Ocwen common stock for every $1,000 in aggregate principal amount of notes held on the Record Date was calculated first and then we applied the distribution ratio of one share of Altisource common stock for every three shares of Ocwen common stock on an as converted basis to determine the number of shares each note holder received.
          In connection with the Separation, we entered into various agreements with Ocwen that define our relationship after the Separation including a separation agreement, a tax matters agreement, an employee matters agreement, an intellectual property agreement, a data center and disaster recovery agreement, a technology products services agreement, a transition services agreement and certain long-term servicing contracts (collectively, the “Agreements”) (See Note 4).
          Basis of Presentation, Consolidated —Beginning August 10, 2009, after our assets and liabilities were formally contributed by Ocwen to Altisource pursuant to the terms of the Separation Agreement (see Note 4), the financial statements of the Company have been presented on a consolidated basis for financial reporting purposes. Our consolidated financial statements include the assets and liabilities, revenues and expenses directly attributable to our operations.
          Basis of Presentation, Combined Consolidated — The combined consolidated financial statements present the historical results of operations, assets and liabilities attributable to the Altisource businesses. These combined consolidated financial statements have been prepared on a “carve-out” basis from Ocwen and, because a direct ownership relationship did not exist among the various units comprising the Altisource business, combine and do not consolidate Altisource Portfolio Solutions S.àr.l., and its subsidiaries with Ocwen’s wholly owned subsidiaries NCI Holdings, Inc. (“NCI”); Nationwide Credit, Inc.; Premium Title Services, Inc.; REALHome Services and Solutions, Inc.; Portfolio Management Outsourcing Solutions, LLC; and Western Progressive Trustee LLC.
          The combined consolidated statements also reflect the capital structures of each of the combined subsidiaries. We have recorded these balances in the combined consolidated financial statements as part our invested equity. NCI Holdings, Inc. includes only the operations of Nationwide Credit, Inc. We formed REALHome Services and Solutions, Inc. Portfolio Management Outsourcing Solutions, LLC and Western Progressive Trustee LLC late in 2008 with minimal capital and only Portfolio Management Outsourcing Solutions, LLC had operations during 2008. A summary of the individual equity accounts as of December 31, 2008 for each of the above incorporated entities is as follows:

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated and Combined Consolidated Financial Statements (continued)

		Retained
		Earnings
	Common	(Accumulated	Invested
(in thousands)	Stock	Deficit)	Equity	Total
December 31, 2008:
Altisource Portfolio Solutions S.A.	$6,059	$—	$54,487	$60,546
NCI Holdings, Inc.	29,480	(8,379)	—	21,101
Premium Title Services, Inc.	400	(628)	—	(228)
Portfolio Management Outsourcing Solutions, LLC	—	(213)	—	(213)
Eliminations	(29,880)	9,220	—	(20,660)

Total Stockholder’s Equity	$6,059	$—	$54,487	$60,546

          The indebtedness of Ocwen, other than certain capital lease obligations and indebtedness specific to Nationwide Credit, Inc (“NCI”), was not transferred to Altisource and remains the indebtedness of Ocwen. Prior to the Separation, Ocwen centrally managed the cash flows generated from the Company’s various businesses. The Invested equity balance included as a component of Shareholders’ Equity in the Company’s Balance Sheet up to the Separation Date includes accumulated earnings of the Company as well as receivables/payables due to/from Ocwen resulting from cash transfers and intercompany activity. Interest was not charged or credited on amounts due to/from Ocwen.
          For periods prior to the Separation Date, these financial statements include allocations of expenses from Ocwen for corporate functions including insurance, employee benefit plan expense and allocations for certain centralized administration costs for executive management, treasury, real estate, accounting, auditing, tax, risk management, internal audit, human resources and benefits administration. We determined these allocations using proportional cost allocation methods including the use of relevant operating profit, fixed assets, sales and payroll measurements. Specifically, personnel and all associated costs, including compensation, benefits, occupancy and other costs, are allocated based on the estimated percentage of time spent by the individual in the various departments. External costs such as audit fees, legal fees, business insurance and other are allocated based on a combination of the sales, fixed assets and operating profits of the department, whichever is most appropriate given the nature of the expense. Management believes such allocations are reasonable; however, they may not be indicative of the actual expense that would have been incurred had the Company been operating as an independent company for the periods presented. Total corporate costs allocated to the Company, excluding separation costs, were $4.3 million for the period ended August 9, 2009. The charges for these functions are included primarily in Selling, General and Administrative Expenses in the Statements of Operations. In addition, Ocwen had allocated interest expense to us based upon our portion of assets to Ocwen’s total assets which is reflected as Interest Expense in the Statements of Operations. There have been no expenses allocated to us since the Separation Date.
          The financial statements also do not necessarily reflect what the Company’s consolidated results of operations, financial position and cash flows would have been had the Company operated as an independent company during the entire periods presented. For instance, as an independent public company, Altisource incurs costs for maintaining a separate Board of Directors, obtaining a separate audit, relocating certain executive management and hiring additional personnel.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated and Combined Consolidated Financial Statements (continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          Basis of Accounting — The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
          Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.
          Use of Estimates — The preparation of these consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and notes. Actual results could differ from those estimates and such differences could be material to the financial statements.
          Cash and Cash Equivalents — Cash and Cash Equivalents include cash in banks and investments in short-term instruments with an original maturity date of three months or less.
          Accounts Receivable, Net — Accounts Receivable are net of an allowance for doubtful accounts that represent an amount that we estimate to be uncollectible. We have estimated the allowance for doubtful accounts based on our historical write-offs, our analysis of past due accounts based on the contractual terms of the receivables, and our assessment of the economic status of our customers, if known. The carrying value of Accounts Receivable, net, approximates fair value.
          Premises and Equipment, Net — We report Premises and Equipment, Net at cost or estimated fair value at acquisition and depreciate them over their estimated useful lives using the straight-line method as follows:

Furniture and Fixtures	5 years
Office Equipment	5 years
Computer Hardware and Software	2 — 3 years
Leasehold Improvements	Shorter of useful life or term of lease
          We record payments for maintenance and repairs as expenses when incurred. We record expenditures for significant improvements and new equipment as capital expenses and depreciate them over the shorter of the capitalized asset’s life or the life of the lease.
          We review Premises and Equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. We measure recoverability of assets to be held and used by comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, we recognize an impairment charge in the amount by which the carrying amount of the assets exceeds the fair value of the asset or asset group.
          Computer software includes the fair value of software acquired in business combinations and purchased software. Purchased software is recorded at cost and amortized using the straight-line method over its estimated useful life. Software acquired in business combinations is recorded at its fair value and amortized using straight-line or accelerated methods over its estimated useful life, ranging from two to three years.
          Business Combinations — We account for acquisitions using the purchase method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805. The purchase price of the acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated and Combined Consolidated Financial Statements (continued)
          Goodwill and Intangible Assets, Net — We classify Intangible Assets. Net into two categories: (1) Intangible Assets with definite lives subject to amortization and (2) Goodwill, which represents the excess of cost over the fair value of assets acquired and liabilities assumed in business combinations.
          For Intangible Assets with definite lives, we perform tests for impairment if conditions exist that indicate the carrying value may not be recoverable. For Intangible Assets with indefinite lives and Goodwill, we perform tests for impairment at least annually or more frequently if events or circumstances indicate that assets might be impaired.
          When facts and circumstances indicate that the carrying value of Intangible Assets determined to have definite lives may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of cash flows of discrete intangible assets consistent with models utilized for internal planning purposes. If the sum of the undiscounted expected future cash flows is less than the carrying value, we would recognize an impairment to the extent carrying amount exceeds fair value. No impairment was recognized during the periods presented.
          We test Goodwill in the fourth quarter unless events or changes in circumstances indicate that the carrying amount may exceed its fair value. The impairment test has two steps. The first step identifies potential impairments by comparing the fair value of the reporting unit with its carrying value, including Goodwill. If the calculated fair value of a reporting unit exceeds the carrying value, Goodwill and indefinite lived intangibles are not impaired, and the second step is not necessary. If the carrying value of a reporting unit exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value with the carrying value. If the fair value is less than the carrying value, we would record an impairment charge. This analysis did not result in an impairment charge during the periods presented.
          We determine the useful lives of our identifiable Intangible Assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any arrangements, the history of the asset, our long-term strategy for use of the asset and other economic factors. We amortize intangible assets that we deem to have definite lives on a straight-line basis over their useful lives, generally ranging from 5 to 20 years.
          Fair Value of Financial Instruments — The fair value of financial instruments, which primarily include Cash and Cash Equivalents, Accounts Receivable and Accounts Payable and Accrued Expenses at December 31, 2009 are carried at amounts that approximate their fair value due to the short-term nature of these amounts.
          Foreign Currency Translation and Transactions — Our reporting currency is the U.S. dollar. Other foreign currency assets and liabilities that are considered monetary items are translated at exchange rates in effect at the balance sheet date. Foreign currency revenues and expenses are translated at transaction date exchange rates. These exchange gains and losses are included in the determination of net income.
          Defined Contribution 401(k) Plan — Some of our employees currently participate in a defined contribution 401(k) plan under which we may make matching contributions equal to a discretionary percentage determined by us. We recorded expense of $0.1 million in 2009 related to our discretionary amounts contributed.
          Equity-based Compensation — Equity-based compensation is accounted for under the provisions of ASC Topic 718. Under ASC Topic 718, the cost of employee services received in exchange for an award of equity instruments is generally measured based on the grant-date fair value of the award. Equity-based awards that do not require future service are expensed immediately. Equity-based employee awards that require future service are recognized over the relevant service period. Further, as required under ASC Topic 718, we estimate forfeitures for equity-based awards that are not expected to vest.
          Earnings Per Share — We compute Earnings Per Share in accordance with ASC Topic 260. Basic Net Income per Share is computed by dividing Net Income by the weighted-average number of common stock

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated and Combined Consolidated Financial Statements (continued)
outstanding for the period. Diluted Net Income Per Share reflects the assumed conversion of all dilutive securities. Due to the nature and timing of Separation, the number of outstanding shares issued in the capitalization were the only shares outstanding prior to the Separation.
          Revenue Recognition— We recognize revenues from the services we provide in accordance with ASC Topic 605. ASC Topic 605 sets forth guidance as to when revenue is realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been performed; 3) the seller’s price to the buyer is fixed or determinable; and 4) collectability is reasonably assured. Generally, the contract terms for these services are relatively short in duration, and we recognize revenues as the services are performed either on a per unit or a fixed price basis. Specific policies for each of our reportable segments are as follows:
          Mortgage Services: We recognize the majority of the services we provide in this segment on completion of the service to our customer. Residential property valuation, certain property inspection and property preservation services, mortgage due diligence and certain closing and title services include specific deliverables for our customers for which we recognize revenues when we deliver the related report or complete the related service to the customer, if collectibility is reasonably assured. We also perform services for which we recognize revenue at the time of closing of the related real estate transaction including real estate sales, real estate closings and certain title services. For default processing services and certain property preservation services, we recognize revenue over the period during which we perform the related services, with full recognition on completion of the related foreclosure filing or on closing of the related real estate transaction. For component services, we charge for these services based upon the number of employees utilized as the related services are performed. We record revenue associated with real estate sales on a net basis as we perform services as an agent without assuming the risks and rewards of ownership of the asset and the commission earned on the sale is a fixed percentage. Reimbursable expenses of $16.1 million incurred in conjunction with our property preservation and default processing services are included in revenues with an equal offsetting expense included in cost of revenues. These amounts are recognized on a gross basis, principally because we have complete control over selection of vendors.
          Financial Services: We generally earn our fees for asset recovery management services as a percentage of the amount we collect on delinquent consumer receivables on behalf of our clients and recognize revenues upon collection from the debtors. We also provide customer relationship management services for which we earn and recognize revenues on a on a per-call, per-person or per minute basis as the related services are performed.
          Technology Products: For our REAL suite, we charge based on the number of our client’s loans processed on the system or on a per-transaction basis. We record transactional revenues when the service is provided and other revenues monthly based on the number of loans processed, employees serviced or products provided. Furthermore, we provide IT infrastructure services to Ocwen and charge for these services based on the number of employees that are using the applicable systems and the number and type of licensed products used by Ocwen. We record revenue associated with implementation services upon completion and maintenance ratably over the related service period.
          Income Taxes — Until the effective date of the Separation, our operating results were included in Ocwen’s consolidated U.S. federal and state income tax returns and reflect the estimated income taxes we would have paid as a stand-alone taxable entity.
          We recognize deferred income tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and expected benefits of utilizing net operating loss and credit carryforwards. We measure deferred income tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. The effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all the deferred tax assets will not be realized. Our obligation for current taxes through the date of Separation has been paid by Ocwen on our behalf and settled through equity by means of net transfers to Parent.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated and Combined Consolidated Financial Statements (continued)
          Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions including evaluating uncertainties under ASC Topic 740
3. ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED
          In June 2009, the FASB issued guidance on accounting for transfers of financial assets (originally issued as SFAS 166 and now referred to as ASC Topic 860-20). ASC Topic 860-20 revises the criteria for the recognition of asset sales, particularly with respect to securitizations, and eliminates the concept of “Qualifying Special Purpose Entities” (“QSPEs”).
          In June 2009, the FASB amended ASC Topic 810 which provides guidance for variable interest entities (“VIEs”) (issued as SFAS 167, Amendments to FASB Interpretation No. 46(R)). The amendments will significantly affect the overall consolidation analysis, changing the approach taken by companies in identifying which entities are VIEs and in determining which party is deemed the primary beneficiary. The guidance requires continuous assessment of an entity’s involvement with such VIEs.
          Both ASC Topic 860-20 and ASC Topic 810 are effective for our financial statements beginning January 1, 2010. We do not expect the adoption of either standard to impact our consolidated financial statements.
4. TRANSACTIONS WITH RELATED PARTIES
          Ocwen remains our largest customer. Following the Separation, Ocwen is contractually obligated to purchase certain Mortgage Services and Technology Products from us under service agreements that extend for eight years from the Separation Date, subject to termination under certain provisions; Ocwen is not restricted from redeveloping these services. We have agreed with Ocwen to settle intercompany amounts on a weekly basis beginning in 2010 based upon when either the earnings process is complete for those matters directly attributable to Ocwen or when reimbursement is available from the trusts for those matters derived from Ocwen’s loan servicing portfolio.
          We consider certain services to be derived from Ocwen’s loan servicing portfolio rather than provided to Ocwen because such services are charged to the mortgagee and/or the investor and are not expenses to Ocwen. Ocwen, or services derived from Ocwen’s loan servicing portfolio, as a percentage of each of our segments revenues and as a percentage of consolidated revenues was as follows for the year ended December 31:

2009

Mortgage Services	72%
Technology Products	44
Financial Services	—
Consolidated Revenues	47
          With the exception of certain Technology Product revenues during the quarter ended March 31, 2008 and for the year ending December 31, 2007, we record revenues we earn from Ocwen at rates we believe to be market rates as they are consistent with one or more of the following: the fees we charge to other customers for comparable services; the rates Ocwen pays to other service providers; fees commensurate with market surveys prepared by unaffiliated firms; and prices being charged by our competitors. These rates are materially consistent with the rates we charge Ocwen under the various long-term servicing contracts that we entered into connection with the Separation.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated and Combined Consolidated Financial Statements (continued)
Allocation of Corporate Costs
          For periods prior to the Separation Date, these financial statements include allocations of expenses from Ocwen for corporate functions including insurance, employee benefit plan expense and allocations for certain centralized administration costs for executive management, treasury, real estate, accounting, auditing, tax, risk management, internal audit, human resources and benefits administration. Ocwen determined these allocations using proportional cost allocation methods including the use of relevant operating profit, fixed assets, sales and payroll measurements. Specifically, personnel and all associated costs, including compensation, benefits, occupancy and other costs, are allocated based on the estimated percentage of time spent by the individual in the various departments. External costs such as audit fees, legal fees, business insurance and other are allocated based on a combination of the sales, fixed assets and operating profits of the department whichever is most appropriate given the nature of the expense. Total corporate costs allocated to the Company, excluding Separation costs, were $4.3 million for the period ended August 9, 2009. The charges for these functions are included primarily in Selling, General and Administrative Expenses in the Statements of Operations. However, these amounts may not be representative of the costs necessary for the Company to operate as a separate standalone company.
          In addition, Ocwen had allocated interest expense to us based upon our portion of assets to Ocwen’s total assets which is reflected as “Interest expense” in the Statements of Operations.
Separation Related Expenditures
          Included in Selling, General and Administrative Expenses in the accompanying Statement of Operations, we have recognized $3.4 million of Separation related expenses for the year ended December 31, 2009, representing primarily professional fees and other costs associated with establishing the Company as a stand-alone entity. Prior to the second quarter of 2009, all previous costs in connection with the Separation were recognized by Ocwen.
Agreements with Ocwen
          In connection with the Separation, Altisource and Ocwen entered into a separation agreement and various ancillary agreements that complete the Separation of our business from Ocwen. The agreements were prepared before the Separation and reflect agreements between affiliated parties. The primary agreements are as follows:
Separation Agreement — provides for, among other things, the principal corporate transactions required to effect the Separation and certain other agreements relating to the continuing relationship between Ocwen and us after the Separation.
Transition Services Agreement — provides to each other services in such areas as human resources, vendor management, corporate services, six sigma, quality assurance, quantitative analytics, treasury, accounting, risk management, legal, strategic planning, compliance and other areas where we, and Ocwen, may need transitional assistance and support following the Separation. Following the Separation, through December 31, 2009, the impact of transition services was immaterial as the cost of services received was offset by the cost of services provided to Ocwen.
Tax Matters Agreement — sets out each party’s rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local or foreign taxes for periods before and after the Separation and related matters such as the filing of tax returns and the conduct of Internal Revenue Service and other audits.
Employee Matters Agreement — provides for the transition of employee benefit plans and programs sponsored by Ocwen for employees.
Intellectual Property Agreement — governs the transfer of intellectual property assets specified therein to us.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated and Combined Consolidated Financial Statements (continued)
In addition, as of the Separation we entered into the following long-term servicing contracts with up to eight year terms (subject to termination rights):
Services Agreement and Technology Products Services Agreement —provides to Ocwen certain services in connection with the Ocwen business following the Separation. The specific services to be provided under these umbrella agreements will be set forth separately on a service-by-service basis as will economic terms. Services may be either fixed-price, in which case no yearly increase in service fee applies, or subject to annual increase in service fee based on market conditions and inflation. These agreements provide us with a right to first opportunity to bid on additional related services to Ocwen. Furthermore, if Ocwen receives a third party offer for the performance of such additional services it must provide us with the opportunity to make our own offer for the same or substantially the same services, in which case Ocwen must accept our offer if such offer is equal to or better than the third party offer. We expect that all services pursuant to these agreements will be based on market rates prevailing at the time of execution or otherwise on arms-length terms and will be materially similar to the terms of existing arrangements between the parties. We believe the terms and conditions of these agreements are comparable to those available from unrelated parties for a comparable arrangement.
Data Center and Disaster Recovery Agreement — we will provide to Ocwen certain data center and disaster recovery services in connection with the Ocwen business following the Separation. We expect that all services pursuant to this agreement will be based on the fully allocated cost of providing such service.
5. ACCOUNTS RECEIVABLE, NET
          Accounts Receivable, net consists of the following:

(in thousands)	December 31,
	2009	2008
Third-party Accounts Receivable	$11,638	$8,498
Unbilled Fees	9,073	1,356
Receivable from Ocwen	10,066	—
Other Receivables	416	—

	31,193	9,854
Allowance for Doubtful Accounts	(696)	(777)

Total	$30,497	$9,077

A summary of the allowance for doubtful accounts, net of recoveries, for the years ended December 31, 2009, 2008 and 2007 is as follows:

(in thousands)
Balance, January 1, 2007	$765
Bad Debt Expense	1,779
Recoveries	(1,134)
Write-offs	(451)

Balance, December 31, 2007	959
Bad Debt Expense	864
Recoveries	(449)
Write-offs	(597)

Balance, December 31, 2008	777
Bad Debt Expense	338
Recoveries	(205)
Write-offs	(214)

Balance, December 31, 2009	$696

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated and Combined Consolidated Financial Statements (continued)
          One of our customers in the Financial Services segment accounted for 16% of consolidated revenues in 2009, 26% in 2008 and 14% in 2007. In addition, another customer accounted for 12% of our 2009 revenue contributing to both our Mortgage Services and Technology Services segments.
6. PREPAID EXPENSES AND OTHER CURRENT ASSETS
          Prepaid Expenses and Other Current Assets consist of the following:

(in thousands)	December 31,
	2009	2008
Prepaid Expenses	$1,471	$1,792
Other Current Assets	1,433	1,229

Total	$2,904	$3,021

7. PREMISES AND EQUIPMENT, NET
          Premises and Equipment, net which include amounts recorded under capital leases, consists of the following:

(in thousands)	December 31,
	2009	2008
Computer Hardware and Software	$23,591	$86,714
Office Equipment and Other	9,203	6,072
Furniture and Fixtures	2,663	1,270
Leasehold Improvements	3,441	2,047

	38,898	96,103
Less: Accumulated Depreciation and Amortization	(27,490)	(86,799)

Total	$11,408	$9,304

          Depreciation and amortization expense, inclusive of capital lease obligations, amounted to $5.4 million, $7.8 million and $7.0 million for 2009, 2008 and 2007, respectively, and is included in Cost of Revenue for operating assets and in Selling, General and Administrative expense for non-operating assets in the accompanying Statements of Operations.
8. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
          Goodwill relates to the acquisitions of NCI and the company that developed the predecessor to our REALTrans® vendor management platform. No impairment charges were taken during the periods presented.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated and Combined Consolidated Financial Statements (continued)
          Changes in Goodwill during the years ended December 31, 2009 and 2008 are summarized below:

	Technology	Financial
(in thousands)	Products	Services	Total
Balance, January 1, 2008	$1,618	$13,179	$14,797
Purchase Price Adjustments (a)	—	365	365
Tax Amortizable Goodwill (b)	—	(3,622)	(3,622)

Balance, December 31, 2008	1,618	9,922	11,540
Tax Amortizable Goodwill (b)	—	(2,216)	(2,216)

Balance, December 31, 2009	$1,618	$7,706	$9,324

(a)	Purchase price adjustments related to the finalization of the NCI purchase accounting, which included fair valuing the assets acquired and liabilities assumed, recording of deal related costs and deferred taxes.

(b)	Prior to our acquisition of NCI in 2007, NCI made an acquisition which created tax-deductible goodwill that amortizes for tax purposes over time. When we acquired NCI in 2007, we recorded a lesser amount of goodwill for financial reporting purposes than what had previously been recorded at NCI for tax purposes. This difference between the amount of goodwill recorded for financial reporting purposes and the amount recorded for taxes is referred to as “Component 2” goodwill and it results in our recording periodic reductions of our book goodwill balance in our consolidated financial statements. The reduction of book goodwill also resulted in a reduction of equity of $2.2 million in 2009 and $3.6 million in 2008. We will continue to amortize the remaining Component 2 goodwill for U.S. tax purposes, which will result in our reducing book goodwill to zero and then reducing intangible assets by the remaining tax benefits of the Component 2 goodwill as they are realized in our tax returns. The balance of Component 2 goodwill remaining was $19.3 million as of December 31, 2009, which should generate $12.3 million of reductions of goodwill and then intangible assets when the benefit can be realized for U.S. tax purposes.
Intangible Assets, Net
          Intangible assets relate to our acquisition of NCI. No impairment charges were taken during the periods presented.
          Intangible Assets, net during the years ended December 31, 2009 and 2008 consist of the following:

	Weighted
	Average Estimated
	Useful Life (Years)	Gross Carrying Amount		Accumulated Amortization		Net Book Value
		2009	2008	2009	2008	2009	2008
Definite-lived Intangible Assets
Trademarks	5	$2,800	$2,800	$1,447	$887	$1,353	$1,913
Customer Lists	19	37,700	37,700	5,334	3,222	32,366	34,478

Total Intangible Assets		$40,500	$40,500	$6,781	$4,109	$33,719	$36,391

          Amortization expense for definite lived intangible assets was $2.7 million, $2.6 million and $1.6 million for the fiscal years ended December 31, 2009, 2008 and 2007, respectively. Expected annual amortization for years 2010 through 2014, is $2.7 million, $2.7 million, $2.3 million, $2.1 million and $2.1 million, respectively.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated and Combined Consolidated Financial Statements (continued)
9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
          Accounts Payable and Accrued Expenses consist of the following:

(in thousands)	December 31,
	2009	2008
Accounts Payable	$1,114	$283
Income Taxes Payable, Net	4,853	—
Payable to Ocwen	2,716	—
Accrued Expenses — General	8,373	2,518
Accrued Salaries and Benefits	7,136	1,966

Total	$24,192	$4,767

Other Current Liabilities consist of the following:

(in thousands)	December 31,
	2009	2008
Mortgage Charge-Off and Deficiency Collections	$2,458	$2,313
Deferred Revenue	989	1,505
Facility closure cost accrual, current portion	272	—
Other	2,220	2,395

Total	$5,939	$6,213

Facility Closure Costs
          During 2009, we accrued $1.6 million in facility closure costs (included in other current and other non-current liabilities in the Balance Sheet and in Selling, General and Administrative Expenses in the Statement of Operations) primarily consisting of lease exit costs (expected to be paid through 2014) and severance for closure of facilities in Miramar, Florida and Victoria, British Columbia, Canada. The facility closures were in connection with our efforts to reduce overall costs and increase the utilization of remaining facilities. The following table summarizes the activity for severance and other charges, all recorded in our Financial Services segment, for the year ended December 31, 2009:

		Facility	Termination
(in thousands)	Lease Costs	Costs	Benefits	Total
Balance, January 1, 2009	$—	$—	$—	$—
Additions Charged to Operations	1,110	747	447	2,304
Disposals or Transfers of Property	—	(747)	—	(747)
Payments	(194)	—	(447)	(641)

Balance, December 31, 2009	916	—	—	916
Less: Long-term Portion	(644)	—	—	(644)

Facility Closure Cost Accrual, Current Portion	$272	$—	$—	$272

          We do not expect additional significant costs related to the closure of these facilities.
10. LINE OF CREDIT AND OTHER SECURED BORROWINGS
          In July 2008, NCI entered into a revolving secured credit agreement with a financial institution that provided for borrowings of up to $10.0 million through July 2011. All borrowings outstanding on December 31, 2008 of $1.1 million were floating rate advances with an interest rate of 2.25%. Substantially all of NCI’s assets,

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated and Combined Consolidated Financial Statements (continued)
which comprise substantially all of the assets in our Financial Services segment, were pledged as collateral for this credit agreement. On June 23, 2009, we terminated the agreement at which time there were no borrowings outstanding on the line of credit since we repaid the balance in full in January 2009.
11. INCOME TAXES
          For periods prior to the Separation Date, we are included in Ocwen’s tax returns. Our responsibility with respect to these periods is governed by a tax sharing agreement. In accordance with this agreement, U.S. income taxes are allocated as if they had been calculated on a separate company basis except that benefits for any net operating losses will be provided to the extent such loss is utilized in the consolidated U.S. federal tax return. The provision for income taxes prior to the Separation Date has been determined on a pro-forma basis as if we had filed separate income taxes under our current structure for the periods presented.
          The income tax provision consists of the following:

	For the Years Ended December 31,
	2009	2008	2007
Current:
Domestic — Luxembourg	$4,827	$4	$401
Foreign — U.S. Federal	8,321	202	1,567
Foreign — U.S. State	—	(379)	(89)
Foreign — Non U.S.	26	736	133

	13,174	563	2,012

Deferred:
Domestic — Luxembourg	(107)	—	—
Foreign — U.S. Federal	(1,581)	(102)	(664)
Foreign — U.S. State	(66)	1,299	136
Foreign — Non U.S.	185	—	(1,056)

	(1,569)	1,197	(1,584)

Benefit Applied to Reduce Goodwill		3,622	1,136

Total	$11,605	$5,382	$1,564

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated and Combined Consolidated Financial Statements (continued)
          Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences is as follows:

	December 31,
(in thousands)	2009	2008

Current Deferred Tax Assets:
Allowance for Doubtful Accounts and Other Reserves	$1,074	$349
Accrued Expenses	751	561
Current Deferred Tax Liabilities:
Prepaid Expense	(279)	(642)

Current Deferred Tax Asset, Net:	$1,546	$268

Non-current Deferred Tax Assets:
Non Operating Loss Carryforwards — U.S. Federal	$6,644	$6,908
Non Operating Loss Carryforwards — U.S. State	1,623	1,964
Depreciation	1,680	1,684
Non-U.S. Deferred Tax Asset	692	1,056
U.S. State Taxes		103
Other	193	—
Non-current Deferred Tax Liabilities:
Intangible assets	(11,013)	(11,986)
Restricted stock	—	(474)
U.S. State Taxes	(1,068)	—
Other	—	(63)

	(1,249)	(808)
Valuation Allowance	(1,520)	(1,862)

Non-current Deferred Tax Liabilities, net	$(2,769)	(2,670)

Net Deferred Tax Liability	$(1,223)	(2,402)

     We conduct periodic evaluations of positive and negative evidence to determine whether it is more likely than not that the deferred tax asset can be realized in future periods. Among the factors considered in this evaluation are estimates of future taxable income, future reversals of temporary differences, tax character and the impact of tax planning strategies that can be implemented if warranted. As a result of this evaluation, we included in the tax provision a decrease of $0.3 million and an increase of $1.3 million to the valuation allowance for 2009 and 2008, respectively, related to certain state net operating losses. The decrease in 2009 is related to changes in effective tax rates. The increase in 2008 relates to net operating losses that we no longer considered to be more likely than not to be realized in future periods.
     We have not provided Luxembourg deferred taxes on cumulative earnings of non-Luxembourg affiliates as these earnings have been reinvested indefinitely. The earnings relate to ongoing operations and at December 31, 2009, were $1.4 million.
     As of December 31, 2009, the Company had a deferred tax asset of approximately $6.6 million relating to U.S. federal net operating losses. The gross amount of net operating losses available for carryover to future years approximates $19.0 million. These losses relate to NCI for periods prior to our acquisition and are subject to Section 382 of the Internal Revenue Code which limits their use to approximately $1.3 million per year. These losses are scheduled to expire between the years 2022 and 2028.
     The separation from Ocwen and relocation of certain operations to Luxembourg resulted in changes to deferred tax balances, which include amounts charged to shareholder’s equity of approximately $1.0 million.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated and Combined Consolidated Financial Statements (continued)
The following table reconciles the Income Tax Provision to the Luxembourg income tax rate:

	For the Years Ended December 31,
	2009	2008	2007

Statutory Tax Rate	28.6%	29.6%	$29.6%
Differential of Tax Rates in Non-Luxembourg Jurisdictions	2.6	11.0	(0.8)
Valuation Allowances	(0.9)	9.1	1.8
Indefinite Deferral on Earnings of Non- U.S. Affiliates	—	(12.8)	(11.7)
Indefinite Deferral on Earnings of Non- Luxembourg Affiliates	0.6	—	—

	30.9%	36.9%	18.9%

          We adopted the provisions of ASC Topic 740 that clarifies the accounting and disclosure for uncertainty in tax positions, as defined, on January 1, 2007. We analyzed our tax filing positions in all of the domestic and foreign tax jurisdictions where we are required to file income tax returns as well as for all open tax years in these jurisdictions. Based on this review, no reserves for uncertain income tax positions were required to have been recorded pursuant to ASC Topic 740. In addition, we determined that we did not need to record a cumulative effect adjustment related to the adoption of ASC Topic 740.
          We recognize accrued interest and penalties related to uncertain tax positions in Selling, General and Administrative Expenses in the Statements of Operations. As of December 31, 2009, we did not have a liability recorded for payment of interest and penalties associated with uncertain tax positions.
12. EARNINGS PER SHARE
          Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. On August 10, 2009, the Distribution by Ocwen was completed to the Ocwen stockholders of one share of Altisource common stock for every 3 shares of Ocwen common stock held as of August 4, 2009. In addition, holders of Ocwen’s 3.25% Contingent Convertible Unsecured Senior Notes due 2024 received one share of Altisource common stock deemed held on an as if converted basis. For such notes, the conversion ratio of 82.1693 shares of Ocwen common stock for every $1,000 in aggregate principal amount of notes held on August 4, 2009 was calculated first and then we applied the distribution ratio of one share of Altisource common stock for every three shares of Ocwen common stock on an as converted basis to determine the number of shares each note holder received. As a result on August 10, 2009, the Company had 24,050,340 shares of common stock outstanding and this share amount is being utilized for the calculation of basic EPS for all periods presented prior to the date of the Distribution.
          For all periods prior to the date of Distribution, the same number of shares is being used for diluted EPS as for basic EPS as no common stock of Altisource was traded prior to August 10, 2009 and no Altisource equity awards were outstanding for the prior period.
          Basic and diluted earnings per share for the years ended December 31, 2009, 2008 and 2007 are calculated as follows:

	For the Years Ended December 31,
(dollars in thousands, except per share amounts)	2009	2008	2007
Net Income	$25,971	$9,219	$6,715

Weighted-Average Common Shares Outstanding, Basic	24,061,912	24,050,340	24,050,340

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated and Combined Consolidated Financial Statements (continued)

	For the Years Ended December 31,
(dollars in thousands, except per share amounts)	2009	2008	2007
Dilutive Effect of Stock Options	195,673	—	—
Dilutive Effect of Restricted Shares	3,066	—	—

Weighted-Average Common Shares Outstanding, Diluted	24,260,651	24,050,340	24,050,340

Earnings Per Share
Basic	$1.08	$0.38	$0.28

Diluted	$1.07	$0.38	$0.28

          An average of 36,666 options that were anti-dilutive have been excluded from the computation of diluted EPS for the years ended December 31, 2009. These options were anti-dilutive because their exercise price was greater than the average market price of our stock. Also excluded from the computation of diluted EPS are 680,003 options granted for shares that are issuable upon the achievement of certain market and performance criteria related to our stock price and an annualized rate of return to investors that has not been met at this point
13. STOCKHOLDERS’ EQUITY AND EQUITY-BASED COMPENSATION
Common Stock
          Our Board of Directors has the power to issue shares of authorized but unissued common stock without further shareholder action subject to the requirements of applicable laws and stock exchanges. At December 31, 2009, we had authorized 100,000,000 shares. At December 31, 2009, we had 24,144,914 shares of common stock outstanding. The holders of shares of Altisource common stock are entitled to one vote for each share on all matters voted on by shareholders, and the holders of such shares will possess all voting power.
Equity Incentive Plan
Prior to Separation
          Prior to the Separation, our employees participated in Ocwen’s stock incentive plans. As a result, these financial statements include an allocation of stock compensation expense from Ocwen for the periods presented up to August 9, 2010. This allocation includes all stock compensation recorded by Ocwen for the employees within our segments and an allocation for certain corporate employees and directors.
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
Post-Separation
          The Company’s 2009 Equity Incentive Plan (the “Plan”) provides for various types of equity awards, including stock options, stock appreciation rights, stock purchase rights, restricted shares and other awards, or a combination of any of the above. Under the Plan, the Company may grant up to 6.7 million share-based awards to officers, directors, key employees and certain Ocwen employees. As of December 31, 2009, 6.6 million share-based

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated and Combined Consolidated Financial Statements (continued)
awards were available for future grant under the plan. The shares will be issued from authorized and unissued shares of our common stock. Expired and forfeited awards are available for re-issuance. Vesting and exercise of share-based awards are generally contingent on continued employment.
Equity-Based Compensation
          We provide stock-based awards as a form of compensation for employees and officers. We have issued stock-based awards in the form of stock options and restricted stock units. We recorded total stock compensation expense, including the allocation discussed above of $0.3 million, $0.3 million and $0.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. The compensation expense is included in Selling, General and Administrative Expenses in the accompany Statements of Operations.
          Below is a summary of the different types of stock-based awards issued under our stock plans:
Stock Options
          Service-based Options. These options are granted at fair market value on the date of grant. The options generally vest over four or five years with equal annual cliff-vesting and expire on the earlier of 10 years after the date of grant or 3 months after termination of service. A total of 1.4 million service-based awards were outstanding at December 31, 2009.
          Market-based Options. These options vest in equal increments over four years commencing upon the achievement of certain performance criteria related to our stock price and the annualized rate of return to investors. Two-thirds of the market-based options would begin to vest over three years if the stock price realizes a compounded annual gain of at least 20% over the exercise price, so long as the stock price is at least double the exercise price. The remaining third of the market-based options would begin to vest over three years if the stock price realizes a 25% gain, so long as it is at least triple the exercise price.
          The fair value of the service-based options was determined using the Black-Scholes options pricing model while a lattice (binomial) model was used to determine the fair value of the market-based options using the following assumptions as of the grant date:

	Black-Scholes	Binomial
Risk-free Interest Rate	2.64%	0.50 — 3.86%
Expected Stock Price Volatility	39%	38 — 46%
Expected Dividend Yield	—	—
Expected Option Life (in years)	5	—
Contractual Life (in years)	—	10
Fair Value	$5.35	$4.54 and $5.33
          The following table summarizes the weighted-average fair value of stock options granted and the total intrinsic value of stock options exercised:

December 31, 2009
Weighted-Average Fair Value at Date of Grant	$5.14
Intrinsic Value of Options Exercised	$344,623
Fair Value of Options Vested	$441,213
          Stock-based compensation expense is recorded, net of estimated forfeitures which range from 1% to 3% per year. The 2009 compensation expense included $0.1 million relating to certain performance based options for which the performance and market-based criteria for vesting were met during 2009.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated and Combined Consolidated Financial Statements (continued)
          As of December 31, 2009, estimated unrecognized compensation costs related to share-based payments amounted to $1.7 million which we expect to recognize over a weighted-average remaining requisite service period of approximately 2.7 years.
          The following table summarizes activity of our stock options:

			Weighted
		Weighted	Average	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Options	Price	(in years)	(in thousands)
Outstanding at December 31, 2008	—	$—
Issued at Separation	3,115,173	9.76
Granted	146,666	14.15
Exercised	(70,579)	12.58
Forfeited	(621)	12.78

Outstanding at December 31, 2009	3,190,639	$9.90	7.5	$35,374

Exercisable at December 31, 2009	1,148,949	$9.82	5.4	$12,831

          The following table summarizes information about share options outstanding and exercisable at December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
Exercise		Remaining	Exercise		Remaining	Exercise
Price Range	Number	Contractual Life	Price	Number	Contractual Life	Price
$1.00 - $3.00	26,109	3.1	$2.23	26,109	3.1	$2.23
$3.01 - $6.00	117,173	2.0	4.31	117,173	2.0	4.31
$6.01 - $9.00	160,933	2.0	7.66	160,933	2.0	7.66
$9.01 - $12.00(a)	2,439,736	8.3	9.62	568,972	7.8	9.80
$12.01 - $15.00(a)	446,688	6.3	14.17	275,762	4.4	14.18

	3,190,639			1,148,949

(a)	These options contain market-based components as described above. All other options are time-based awards.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated and Combined Consolidated Financial Statements (continued)
Restricted Shares
          Activity with respect to restricted shares was as follows for the years ended December 31:

		Weighted
		Average
		Grant Date
	Restricted Shares	Fair Value
Outstanding at December 31, 2008	—	$—
Issued at Separation	3,294	18.00
Vested	—	—
Forfeited	(58)	13.00

Outstanding at December 31, 2009	3,236	$18.00

14. COMMITMENTS AND CONTINGENCIES
Litigation
          Noble Systems Corp. We have filed suit against a former equipment vendor seeking revocation of acceptance of the equipment and damages for breaches of implied warranties and related torts. Separately, we are party to a pending arbitration brought by the vendor seeking payment of annual support and maintenance fees for periods subsequent to when we returned the equipment to the vendor. The vendor also is requesting payment of discounts it provided to us purportedly to be a marketing partner for the vendor. On March 2, 2010, we were notified that the arbitrator ruled in a binding opinion that we owed $1.4 million to Noble Systems Corp, which has been accrued as of December 31, 2009, in the Financial Services segment.
          Nationwide Inflection, LLC. In the first quarter of 2009, we received a complaint from Nationwide Inflection, LLC (“Inflection”) related to the release of escrow in connection with the June 2007 acquisition of NCI. Inflection claimed that it had not breached any representations and was entitled to recover all sums in escrow. We responded timely claiming that we had suffered losses in excess of the escrow as a result of breach of contract. Ultimately, during the third quarter, the parties agreed to settle all complaints which resulted in $2.3 million being released to Altisource and recognized as a gain in other income, net in the Statement of Operations. We also received $0.4 million related to interest received on the escrow and reimbursement for expenses incurred in connection with defending ourselves in lawsuits in existence at the time of the acquisition, with an additional $0.3 million in escrow available to cover future legal expenses incurred in the one remaining lawsuit that was subsequently resolved.
          Altisource is subject to various other pending legal proceedings arising in the ordinary course of business. In our opinion, the resolution of the matter above and those other proceedings will not have a material effect on our financial condition, results of operations or cash flows.
Taxation
          The Distribution was intended to be a tax-free transaction under Section 355 of the Internal Revenue Code (the “Code”). However, Ocwen recognized, and will pay tax on, substantially all of the gain it has in the assets that comprise Altisource as a result of the restructuring. To the extent Ocwen does recognize tax under Section 355 of the Code, Altisource has agreed to indemnify Ocwen. In addition, we have agreed to indemnify Ocwen should the expected tax treatments not be upheld upon review or audit to the extent related to our operating results. As of December 31, 2009, the Company does not believe it has a material obligation under this indemnity.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated and Combined Consolidated Financial Statements (continued)
Leases
          The Company leases certain premises and equipment under various capital and operating lease agreements. Future minimum lease payments at December 31, 2009 under non-cancelable capital and operating leases with an original term exceeding one year are as follows:

	Capital Lease	Operating Lease
(in thousands)	Obligations	Obligations
2010	$562	$4,110
2011	96	3,458
2012	32	1,957
2013	—	278
2014	—	188

	690	$9,991

Less: Amounts Representing Interest	(26)

Capital Lease Obligations	664
Less: Current Portion Under Capital Lease Obligation	(536)

Long-term Portion Under Capital Lease Obligation	$128

          Total operating lease expense was $4.2 million, $3.9 million and $2.9 million for the years ended December 31, 2009, 2008, and 2007, respectively. The operating leases generally relate to office locations, and reflect customary lease terms which range from 1 to 7 years in duration.
15. COST OF REVENUE
          Cost of Revenue principally includes: (i) payroll and employee benefits associated with personnel employed in customer service roles; (ii) fees paid to external providers of valuation, title, due diligence and other outsourcing services, as well as printing and mailing costs for correspondence with debtors; (iii) technology and telephone expenses, as well as depreciation and amortization of operating assets and (iv) reimbursable expenses. Costs of revenue consists of the following:

	For the Years Ended December 31,
(in thousands)	2009	2008	2007

Compensation and Benefits	$51,251	$59,311	$44,886
Outside Fees and Services	59,103	35,825	32,830
Technology and Communications	16,443	19,912	19,238

	$126,797	$115,048	$96,954

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated and Combined Consolidated Financial Statements (continued)
16. SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
          Selling, General, and Administrative Expenses include payroll, employee benefits, occupancy and other costs associated with personnel employed in executive, sales, marketing, human resources and finance roles. Selling, General, and Administrative Expenses also includes professional fees, depreciation on non-operating assets and amortization of Intangible Assets with definite lives. Selling, General and Administrative Expenses consists of the following:

	For the Years Ended December 31,
(in thousands)	2009	2008	2007
Occupancy and Equipment	$8,456	$8,125	$7,999
Corporate Allocations	4,096	6,208	8,864
Professional Services	10,252	3,270	3,121
Other	16,669	10,485	7,946

	$39,473	$28,088	$27,930

Other in 2009 includes $1.4 million relating to a litigation settlement (see Note 14).
17. OTHER INCOME (EXPENSE), NET
          Other Income (Expense) consists of the following:

	For the Years Ended December 31,
(in thousands)	2009	2008	2007
Interest Income	$16	$16	$6
Interest Expense	(1,660)	(2,607)	(1,932)
Other, net	2,678	(35)	183

	$1,034	$(2,626)	$(1,743)

          Through the date of Separation, Interest Expense included an interest charge from Ocwen which represented an allocation of Ocwen’s total interest expense, calculated based on our assets in comparison to Ocwen’s total assets was $1.3 million, $2.3 million and $1.0 million for the years ending December 31, 2009, 2008 and 2007, respectively. Subsequent to the date of Separation, we are no longer subject to the interest charge from Ocwen.
          Other, net in 2009 includes $2.3 million of income relating to a litigation settlement (see Note 14).
18. SEGMENT REPORTING
          Our business segments reflect the internal reporting that we use to evaluate operating performance and to assess the allocation of our resources by our Chief Executive Officer.
          Our segments are based upon our organizational structure which focuses primarily on the services offered.
          We classify our businesses into three reportable segments. Mortgage Services consists of mortgage portfolio management services that span the mortgage lifecycle. Financial Services principally consists of unsecured asset recovery and customer relationship management. Technology Products consists of modular, comprehensive integrated technological solutions for loan servicing, vendor management and invoice presentment.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated and Combined Consolidated Financial Statements (continued)
In addition, our Corporate Items and Eliminations segment prior to the Separation Date includes eliminations of transactions between the reporting segments as well as expenditures recognized by us related to the Separation. Subsequent to the Separation Date, in addition to the previously mentioned items, this segment also includes costs recognized by us related to corporate support functions such as finance, legal and human resources.
          Financial information for our segments is as follows:

	For the Year Ended December 31, 2009
				Corporate Items and	Consolidated
(in thousands)	Mortgage Services	Financial Services	Technology Products	Eliminations(1)	Altisource

Revenue	$103,098	$64,434	$47,453	$(12,173)	$202,812
Cost of Revenue	60,735	52,871	24,477	(11,286)	126,797

Gross Profit	42,363	11,563	22,976	(887)	76,015
Selling, General and Administrative Expenses	5,625	19,267	4,731	9,850	39,473

Income (Loss) from Operations	36,738	(7,704)	18,245	(10,737)	36,542
Other income (expense), net	31	1,324	(319)	(2)	1,034

Income (Loss) Before Income Taxes	$36,769	$(6,380)	$17,926	$(10,739)	$37,576

Depreciation	$48	$2,402	$2,906	$76	$5,432

Amortization of Intangibles	$—	$2,672	$—	$—	$2,672

Transactions with Related Parties Included Above:
Revenue	$74,089	$98	$20,710	$—	$94,897

Selling, General and Administrative Expenses	$2,712	$467	$1,517	$(388)	$4,308

Interest Expense	$30	$1,029	$231	$—	$1,290

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated and Combined Consolidated Financial Statements (continued)

	For the Year Ended December 31, 2008
				Corporate Items and	Consolidated
(in thousands)	Mortgage Services	Financial Services	Technology Products	Eliminations(1)	Altisource

Revenue	$54,956	$73,835	$45,283	$(13,711)	$160,363
Cost of Revenue	36,392	62,590	29,777	(13,711)	115,048

Gross Profit	18,564	11,245	15,506	—	45,315
Selling, General and Administrative Expenses	5,027	17,168	6,118	(225)	28,088

Income (Loss) from Operations	13,537	(5,923)	9,388	225	17,227
Other income (expense), net	(58)	(1,952)	(391)	(225)	(2,626)

Income (Loss) Before Income Taxes	$13,479	$(7,875)	$8,997	$—	$14,601

Depreciation	$34	$3,202	$4,600	$—	$7,836

Amortization of Intangibles	$—	$2,554	$—	$—	$2,554

Transactions with Related Parties Included Above:
Revenue	$41,635	$1,181	$35,146	$(13,711)	$64,251

	For the Year Ended December 31, 2007
				Corporate Items and	Consolidated
(in thousands)	Mortgage Services	Financial Services	Technology Products	Eliminations(1)	Altisource

Revenue	$64,260	$41,293	$36,235	$(6,882)	$134,906
Cost of Revenue	44,158	32,324	27,354	(6,882)	96,954

Gross Profit	20,102	8,969	8,881	—	37,952
Selling, General and Administrative Expenses	7,876	14,787	6,359	(1,092)	27,930

Income (Loss) from Operations	12,226	(5,818)	2,522	1,092	10,022
Other income (expense), net	(90)	(1,269)	708	(1,092)	(1,743)

Income (Loss) Before Income Taxes	$12,136	$(7,087)	$3,230	$—	$8,279

Depreciation	$292	$980	$5,707	$—	$6,979

Amortization of Intangibles	$—	$1,555	$—	$—	$1,555

Transactions with Related Parties Included Above:
Revenue	$40,646	$1,044	$24,542	$(6,882)	$59,350

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated and Combined Consolidated Financial Statements (continued)

				Corporate Items and	Consolidated
(in thousands)	Mortgage Services	Financial Services	Technology Products	Eliminations	Altisource

Total Assets:
December 31, 2009	$8,259	$51,579	$15,677	$45,041	$120,556

December 31, 2008	$3,361	$59,744	$8,836	$4,734	$76,675

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

	2009 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Revenue	$56,326	$54,064	$49,803	$42,619
Gross Profit	21,334	20,611	19,454	14,616
Income Before Income Taxes	8,956	12,092	10,009	6,519
Net Income	5,873	8,644	7,015	4,439

Net Income Per Share
Basic	$0.25	$0.36	$0.29	$0.18
Diluted	$0.24	$0.36	$0.29	$0.18
Weighted Average Shares Outstanding
Basic	24,082,947	24,050,340	24,050,340	24,050,340
Diluted	24,338,474	24,050,340	24,050,340	24,050,340

	2008 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Revenue	$38,940	$38,007	$40,868	$42,548
Gross Profit	12,528	9,080	10,835	12,872
Income Before Income Taxes	5,042	1,311	3,424	4,824
Net Income	2,343	943	2,463	3,470

Net Income Per Share
Basic and Diluted	$0.10	$0.04	$0.10	$0.14
Weighted Average Shares Outstanding
Basic and Diluted	24,050,340	24,050,340	24,050,340	24,050,340
20. SUBSEQUENT EVENTS
Acquisition of The Mortgage Partnership of America, L.L.C.
          In February 2010, we acquired all of the outstanding membership interests of The Mortgage Partnership of America, L.L.C. (“MPA”). MPA serves as the manager of Best Partners Mortgage Cooperative, Inc. doing business as Lenders One Mortgage Cooperative (“Lenders One”), a national alliance of mortgage bankers established in 2000 that today consists of more than 155 members that originated more than $75.0 billion in mortgage loans during

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (continued)
2009. Altisource acquired 100% of the outstanding equity interest of MPA pursuant to a Purchase and Sale Agreement.
          Consideration for the transaction consisted of $29.0 million in cash, paid from available funds, and approximately 1.0 million shares of our common stock. In addition, we entered into employee agreements with certain key employees of MPA who also received the majority of our shares issued in connection with the acquisition. A portion of the consideration will be held in escrow to secure the sellers’ indemnification obligations under the Purchase Agreement.
          In connection with the acquisition, we entered into put option agreements with certain of the sellers, whereby each seller has the right, with respect to an aggregate of 0.5 million shares of our common stock, to put up to 25% of eligible shares each year at a price equal to $16.84 per share.
Noble Systems Corp Arbitration
          As noted in Note 14, we accrued $1.4 million as of December 31, 2009 due to the receipt of a binding arbitration order on March 2, 2010. Such amount resolves all pending claims between us and Noble.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
          None.

ITEM 9A.	CONTROLS AND PROCEDURES
          We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
          Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
          No changes in our internal control over financial reporting (as such term is defined in Rules 13a—15(f) and 15d—15(f) under the Securities Exchange Act) occurred during the fourth quarter of 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
          This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

ITEM 9B.	OTHER INFORMATION
          None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

                    PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this annual report.

1.	Financial Statements

See Item 8 above.

2.	Financial Statement Schedules:

Schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable, and therefore have been omitted.

3.	Exhibits:

Exhibit
Number	Exhibit Description

2.1	Form of Separation Agreement between Altisource Portfolio Solutions S.A. and Ocwen Financial Corporation (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 10-12B/A — Amendment No. 1 to Form 10, as filed with the Commission on June 29, 2009)

3.1	Articles of Incorporation of Altisource Portfolio Solutions S.A. (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 10-12B/A — Amendment No. 1 to Form 10, as filed with the Commission on June 29, 2009)

10.1	Separation Agreement, dated as of August 10, 2009, by and between Altisource Portfolio Solutions S.A. and Ocwen Financial Corporation (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on August 13, 2009)

10.2	Form of Tax Matters Agreement between Altisource Solutions S.à r.l. and Ocwen Financial Corporation (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on August 13, 2009)

10.3	Form of Employee Matters Agreement between Altisource Solutions S.à r.l. and Ocwen Financial Corporation (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on August 13, 2009)

10.4	Intellectual Property Agreement, dated as of August 10, 2009, by and between Altisource Solutions S.à r.l. and Ocwen Financial Corporation (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on August 13, 2009)

10.5	Form of Services Agreement between Altisource Solutions S.à r.l. and Ocwen Financial Corporation (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on August 13, 2009)

10.6	Form of Technology Products Services Agreement between Altisource Solutions S.à r.l. and Ocwen Financial Corporation (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on August 13, 2009)

10.7	Form of Data Center and Disaster Recovery Services Agreement between Altisource Solutions S.à r.l. and Ocwen Financial Corporation (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on August 13, 2009)

Exhibit
Number	Exhibit Description

10.8	Form of Altisource Portfolio Solutions S.A. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Registration Statement on Form 10, as filed with the Commission on June 29, 2009)

10.9	Employment Agreement by and between Altisource Solutions S.à r.l. and William B. Shepro (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Registration Statement on Form 10, as filed with the Commission on June 29, 2009)

10.10	Employment Agreement by and between Altisource Solutions S.à r.l. and Robert D. Stiles (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registration Statement on Form 10, as filed with the Commission on June 29, 2009)

10.11	Employment Agreement by and between Altisource Solutions S.à r.l. and Kevin J. Wilcox (incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the Registration Statement on Form 10, as filed with the Commission on June 29, 2009)

10.12*	Purchase and Sale Agreement, dated as of February 12, 2010, by and among Altisource Portfolio Solutions S.A., and the Equity Interest Holders of The Mortgage Partnership of America, L.L.C. and the Management Owners

10.13*	Form of Put Option Agreements

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

23.2*	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

24.1	Power of Attorney (included on signature page).

31.1*	Section 302 Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2*	Section 302 Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith (certain appendices, exhibits and/or similar attachments to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-X. The registrant will furnish supplementally a copy of any omitted appendix, exhibit or similar attachment to the SEC upon request)

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 16, 2010

Altisource Portfolio Solutions S.A. By:
/s/ William B. Shepro
Name:	William B. Shepro
Title:	Chief Executive Officer (Principal Executive Officer)

/s/ Robert D. Stiles
Name:	Robert D. Stiles
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 16, 2010.

/s/ William B. Shepro
Name:	William B. Shepro
Title:	Chief Executive Officer (Principal Executive Officer)

/s/ Robert D. Stiles
Name:	Robert D. Stiles
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY
Each person whose signature appears below, in so signing, also makes, constitutes and appoints William B. Shepro and Robert D Stiles, and each or either of them, his true and lawful attorneys-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the SEC any and all amendments to the Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
          Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 16, 2010.

Signature	Title

/s/ William B. Erbey William B. Erbey	Chairman of the Board of Directors

/s/ Robert L. DeNormandie Robert L. DeNormandie	Director

/s/ Roland Müller-Ineichen Roland Müller-Ineichen	Director

/s/ Timo Vättö Timo Vättö	Director

/s/ William B. Shepro William B. Shepro	Director and Chief Executive Officer (Principal Executive Officer)

/s/ Robert D. Stiles Robert D. Stiles	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)