Form 10-Q
period 2010-03-31
Altisource Portfolio Solutions S.A.
filed 2010-05-14
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
+352 2469 7900
Registrant’s telephone number
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
As of April 30, 2010, there were 25,227,551 outstanding shares of the registrant’s shares of beneficial interest.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$19,620	$30,456
Accounts Receivable, net	29,649	30,497
Prepaid Expenses and Other Current Assets	3,630	2,904
Deferred Tax Assets, net	1,356	1,546

Total Current Assets	54,255	65,403

Premises and Equipment, net	13,516	11,408
Intangible Assets, net	76,130	33,719
Goodwill	19,505	9,324
Other Non-current Assets	1,692	702

Total Assets	$165,098	$120,556

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$33,398	$24,192
Capital Lease Obligations — Current	521	536
Other Current Liabilities	6,538	5,939

Total current liabilities	40,457	30,667

Capital Lease Obligations — Non-current	—	128
Deferred Tax Liabilities, net	3,130	2,769
Other Non-current Liabilities	1,933	644

Commitments and Contingencies (Note 10)

Equity:
Common Stock; ($1.00 par value; 100,000 shares authorized; 25,205 shares issued and outstanding in 2010; 24,145 shares issued and outstanding in 2009)	25,205	24,145
Retained Earnings	17,972	11,665
Additional Paid-in-Capital	74,764	50,538

Altisource Equity	117,941	86,348

Non-controlling Interests	1,637	—

Total Equity	119,578	86,348

Total Liabilities and Equity	$165,098	$120,556

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2010	2009
Revenue	$60,974	$42,619
Cost of Revenue	38,390	28,003

Gross Profit	22,584	14,616
Selling, General and Administrative Expenses	13,033	7,478

Income from Operations	9,551	7,138

Other (Income) Expense, net	(72)	(619)

Income Before Income Taxes and Non-controlling Interests	9,479	6,519
Income Tax Provision	(2,385)	(2,080)

Net Income	7,094	4,439

Net Income Attributable to Non-controlling Interests	(787)	—

Net Income Attributable to Altisource	$6,307	$4,439

Earnings Per Share:
Basic	$0.26	$0.18

Diluted	$0.25	$0.18

Weighted Average Shares Outstanding:
Basic	24,690	24,050

Diluted	25,663	24,050

Transactions with Related Parties included above:
Revenue	$28,736	$18,723

Selling, General and Administrative Expenses	$324	$1,943

Interest Expense	$—	$569

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

				Additional Paid-in	Non-Controlling
	Common Stock		Retained Earnings	Capital	Interests	Total	Comprehensive Income
Balance, December 31, 2009	24,145	$24,145	$11,665	$50,538	$—	$86,348
Net Income	—	—	6,307	—	787	7,094	$6,307
Acquisition of MPA	959	959	—	22,941	3,268	27,168	—
Contributions from Non-controlling Interest Holders	—	—	—	—	2	2	—
Distributions to Non-controlling Interest Holders	—	—	—	—	(2,420)	(2,420)	—
Share-based compensation	—	—	—	271	—	271	—
Exercise of stock options	101	101	—	1,014	—	1,115	—

Balance, March 31, 2010	25,205	$25,205	$17,972	$74,764	$1,637	$119,578	$6,307

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash Flows from Operating Activities:
Net Income	$7,094	$4,439
Reconciling Items:
Depreciation and Amortization	1,523	1,435
Amortization of Intangible Assets	1,189	637
Deferred Income Taxes	551	153
Share-based Compensation Expense	271	—
Changes in Operating Assets and Liabilities, net of Acquisition:
Accounts Receivable	5,127	(642)
Prepaid Expenses and Other Current Assets	(405)	511
Other Assets	(990)	—
Accounts Payable and Accrued Expenses	4,863	(4,502)
Other Current and Non-current Liabilities	462	(541)

Net Cash Flow from Operating Activities	19,685	1,490

Cash Flows from Investing Activities:
Additions to Premises and Equipment, net	(3,613)	(771)
Acquisition of Business, net of cash acquired	(25,462)	—

Net Cash Flow from Investing Activities	(29,075)	(771)

Cash Flows from Financing Activities:
Principal Payments on Capital Lease Obligations	(143)	(231)
Payments of Line of Credit	—	(1,123)
Proceeds from Stock Option Exercises	1,115	—
Contributions from Non-controlling Interests	2	—
Distributions to Non-controlling Interests	(2,420)	—
Net Distribution to Ocwen	—	(1,104)

Net Cash Flow from Financing Activities	(1,446)	(2,458)

Net Decrease in Cash and Cash Equivalents	(10,836)	(1,739)
Cash and Cash Equivalents at the Beginning of the Period	30,456	6,988

Cash and Cash Equivalents at the End of the Period	$19,620	$5,249

Supplemental Cash Flow Information:
Interest Paid	$—	$9
Income Taxes Paid	$25	$171

Non-cash Investing and Financing Activities:
Shares issued in connection with acquisition	$23,900	$—
Reduction in Income Tax Payable from Tax Amortizable Goodwill	$—	$906

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
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
     We are publicly traded on the NASDAQ Global Select market under the symbol ASPS. We were incorporated under the laws of Luxembourg on November 4, 1999 as Ocwen Luxembourg S.à.r.l., renamed Altisource Portfolio Solutions S.à.r.l. on May 12, 2009 and converted into Altisource Portfolio Solutions S.A. on June 5, 2009. We became a publicly traded company as of August 10, 2009, see “Separation” below.
     In February 2010, we acquired all of the outstanding membership interests of The Mortgage Partnership of America, L.L.C. (“MPA”). MPA was formed as a Delaware limited liability company with the purpose of being the manager of Best Partners Mortgage Cooperative, Inc. (“BPMC”) doing business as Lenders One Mortgage Cooperative (“Lenders One”). Lenders One is a national alliance of independent mortgage bankers (“Members”) that provides its Members with education and training along with revenue enhancing, cost reducing, and market share expanding opportunities (see Note 3).
     We conduct our operations through three reporting segments: Mortgage Services, Financial Services and Technology Products. In addition, we report our corporate related expenditures as a separate segment (see Note 15 for a description of our business segments).
Separation
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
Basis of Presentation
     Our historical financial statements include the assets and liabilities (accounted for at the historical values carried by Ocwen prior to the Separation), revenues and expenses directly attributable to our operations. Beginning August 10, 2009, after our assets and liabilities were formally contributed by Ocwen pursuant to the terms of a separation agreement, our financial statements have been presented on a consolidated basis for financial reporting purposes. Our condensed consolidated financial statements include the assets and liabilities, revenues and expenses directly attributable to our operations. All significant inter-company and inter-segment transactions and accounts have been eliminated upon consolidation. Certain amounts disclosed in prior period statements have been reclassified to conform to the current period presentation.
     For periods prior to the Separation Date, these condensed consolidated financial statements include allocations of expenses from Ocwen for corporate functions including insurance, employee benefit plan expense and allocations for certain centralized administration costs for executive management, treasury, real estate, accounting, auditing, tax, risk management, internal audit, human resources and benefits administration (See Note 2).
     The condensed consolidated financial statements for the three months ended March 31, 2009 also do not necessarily reflect what the Company’s condensed consolidated results of operations, financial position and cash flows would have been had

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
the Company operated as an independent company during that period. For instance, as an independent public company, we incur costs in excess of those allocated by Ocwen for maintaining a separate Board of Directors, obtaining a separate audit, relocating certain executive management and hiring additional personnel.
     Prior to our acquisition, MPA and Lenders One entered into a management agreement that ends on December 31, 2025. MPA was formed to act on behalf of Lenders One and its Members principally to negotiate favorable terms on products and services. For providing these services MPA receives payment from Lenders One based upon the benefits achieved for the Members. The management agreement provides MPA with broad powers such as recruiting members for Lenders One, collection of fees and other obligations from Members of Lenders One, processing of all rebates owed to Lenders One, day-to-day operation of Lenders One and negotiation of contracts with vendors including signing contracts on behalf of Lenders One.
     The Management Agreement between MPA and Lenders One, pursuant to which MPA is the management company of Lenders One, represents a variable interest in a variable interest entity. MPA determined that they are the primary beneficiary of Lenders One as they have the power to direct the activities that most significantly impact Lenders One’s economic performance and the obligation to absorb losses or the right to receive benefits from Lenders One. As a result, Lenders One is presented in the accompanying condensed consolidated financial statements as of March 31, 2010 on a consolidated basis with the interests of the Members reflected as Non-controlling Interest on the Condensed Consolidated Balance Sheets. At March 31, 2010, Lenders One had total assets of $3.5 million and liabilities of $0.1 million.
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
     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Form 10-K filed with the SEC on March 17, 2010, which contains a summary of our significant accounting policies. Certain footnote detail is also omitted from the condensed consolidated financial statements unless there is a material change from the information included in the Form 10-K.
Foreign Currency Translation
     Our reporting currency is the U.S. dollar. Other foreign currency assets and liabilities that are considered monetary items are translated at exchange rates in effect at the balance sheet date. Foreign currency revenues and expenses are translated at transaction date exchange rates. These exchange gains and losses are included in the determination of net income.
Fair Value of Financial Instruments
     The fair value of financial instruments, which primarily include Cash and Cash Equivalents, Accounts Receivable and Accounts Payable and Accrued Expenses at March 31, 2010 and December 31, 2009 are carried at amounts that approximate their fair value due to the short-term nature of these amounts.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
     Additionally, a put option arrangement was issued to the predecessor owners of MPA in conjunction with the acquisition (see Note 3). The arrangement allows the holders to put a portion of the Altisource shares issued as consideration to Altisource at a predetermined price. Altisource calculated the fair value of this put option arrangement of $1.3 million by utilizing a Black-Scholes option pricing model. The fair value calculation is deemed to be a Level 2 calculation under the guidelines set forth under FASB ASC 820, Fair Value Measurements and Disclosures. The fair value of the put was valued using the following assumptions:

Assumptions
Risk-free Interest Rate	0.345% - 1.914%
Expected Stock Price Volatility	40% - 55%
Expected Dividend Yield	—
Expected Option Life (in years)	1-4
Contractual Life (in years)	—
Fair Value	$0.74 - $3.90
     The put option agreement is a written derivative valued similar to stock options and is included within “Other Non-current Liabilities” on the Condensed Consolidated Balance Sheet. The fair value of the put option agreements will be determined each quarter until such puts are either exercised or forfeited with any changes in value included as a component of “Other Income (Expense), net” in the Condensed Consolidated Statements of Operations. There were no significant changes to the fair value from its valuation at the acquisition date through the end of the quarter.
NOTE 2 — TRANSACTIONS WITH RELATED PARTIES
     Ocwen remains our largest customer. Following the Separation, Ocwen is contractually obligated to purchase certain Mortgage Services and Technology Products from us under service agreements. These agreements extend for eight years from the Separation Date, subject to termination under certain provisions; Ocwen is not restricted from redeveloping these services. We have agreed with Ocwen to settle intercompany amounts on a weekly basis beginning in 2010.
     We consider certain services to be derived from Ocwen’s loan servicing portfolio rather than provided to Ocwen because such services are charged to the mortgagee and/or the investor and are not expenses to Ocwen. Ocwen, or services derived from Ocwen’s loan servicing portfolio, as a percentage of each of our segment revenues and as a percentage of consolidated revenues was as follows for the three months ended March 31:

	Three Months Ended
	March 31,
	2010	2009
Mortgage Services	66%	75%
Technology Products	37	51
Financial Services	< 1	< 1
Consolidated Revenues	47%	44%
     We record revenues we earn from Ocwen under the various long-term servicing contracts at rates we believe to be market rates as they are consistent with one or more of the following: the fees we charge to other customers for comparable services; the rates Ocwen pays to other service providers; fees commensurate with market surveys prepared by unaffiliated firms; and prices being charged by our competitors.
Allocation of Corporate Costs
     For the three months ended March 31, 2009, these condensed consolidated financial statements include allocations of expenses from Ocwen for corporate functions including insurance, employee benefit plan expense and allocations for certain centralized administration costs for executive management, treasury, real estate, accounting, auditing, tax, risk management, internal audit, human resources and benefits administration. Ocwen determined these allocations using proportional cost allocation methods including the use of relevant operating profit, fixed assets, sales and payroll measurements. Specifically, personnel and all associated costs, including compensation, benefits, occupancy and other costs, were allocated based on the estimated percentage of time spent by the individual in the various departments. External costs such as audit fees, legal fees, business insurance and other were allocated based on a combination of the sales, fixed assets and operating profits of the

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
department whichever is most appropriate given the nature of the expense. Total corporate costs allocated to the Company, were $1.9 million for the three months ended March 31, 2009. The charges for these functions are included primarily in Selling, General and Administrative Expenses in the Condensed Consolidated Statements of Operations. However, these amounts may not be representative of the costs necessary for the Company to operate as a separate standalone company.
     In addition, prior to the Separation, Ocwen had allocated interest expense to us based upon our portion of assets to Ocwen’s total assets which is included in “Other Income (Expense) Net” in the Condensed Consolidated Statements of Operations.
Transition Services
     In connection with the Separation, Altisource and Ocwen entered into a transition services agreement that provides to each other services in such areas as human resources, vendor management, corporate services, six sigma, quality assurance, quantitative analytics, treasury, accounting, risk management, legal, strategic planning, compliance and other areas where we, and Ocwen, may need transitional assistance and support following the Separation. For the quarter ended March 31, 2010, Altisource billed Ocwen $0.4 million and Ocwen billed Altisource $0.3 million for services provided under this agreement. These amounts are reflected as a component of Selling, General and Administrative expenses in the Condensed Consolidated Statements of Operations.
NOTE 3 — ACQUISITION OF MPA
     In February 2010, we acquired all of the outstanding membership interests of MPA pursuant to a Purchase and Sale Agreement. MPA serves as the manager of Lenders One, a national alliance of independent mortgage bankers. The alliance was established in 2000 and as of December 31, 2009 consists of more than 155 members.
     Consideration for the transaction consisted of cash, common stock and put option agreements:

(in thousands)	Consideration
Cash	$29,000
Common Stock	23,900
Put Option Agreements at Fair Value	1,289
Working Capital Adjustment	2,166

Total Consideration	$56,355

     The common stock consisted of 959,085 shares of Altisource’s common stock valued at $24.92 per share (based on the last closing price of Altisource common stock on February 11, 2010), a portion of which (314,135 shares) will be held in escrow to secure MPA’s indemnification obligations under the Purchase and Sale Agreement. In addition, we entered into three put option agreements with certain of the sellers whereby each seller has the right, with respect to an aggregate of 0.5 million shares of our common stock, to put up to 25% of eligible shares each year for a total of four years at a price equal to $16.84 per share. The working capital adjustment included above is an estimate that is expected to be trued-up and paid within the second quarter of 2010.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
     The preliminary allocation of the purchase price is estimated as follows:

(in thousands)
Cash	$3,538
Accounts Receivable	4,279
Prepaid Expenses and Other Current Assets	321
Premises and Equipment	18
Identifiable Intangible Assets	43,600
Goodwill	10,181

61,937
Accounts Payable and Accrued Expenses	(2,176)
Other Current Liabilities	(138)
Non-controlling Interests	(3,268)

Allocation of Purchase Price	$56,355

     Management continues to evaluate the allocation of purchase price associated with the acquisition. Management has also tentatively assigned the following lives to identified assets acquired as a result of the acquisition (we expect to conclude on the fair value of assets and associated lives during 2010):

Estimated Life
(in Years)
Premises and Equipment	2-5
Management Agreement	15
Trademarks	15
Non-compete	4
Goodwill	Indefinite
     The goodwill arising from the acquisition, which was assigned to our Mortgage Services segment, consists of various components primarily including in-place workforce and anticipated revenue synergies given MPA’s market presence and future enhancements to our services. All goodwill and intangible assets related to the acquisition of the MPA assets are expected to be amortizable and deductible for income tax purposes.
     We entered into employee agreements with certain key employees of MPA who also received the majority of our shares issued in connection with the acquisition.
     Revenue and Net Income Attributable to Non-controlling Interests from MPA of $2.3 million and $0.8 million, respectively, are included in the Company’s Condensed Consolidated Statements of Operations. Acquisition transaction costs are included in Selling, General and Administrative and Expenses in the Condensed Consolidated Statements of Operations.
     The following tables present the unaudited pro forma Condensed and Consolidated Results of Operations as if the acquisition of MPA had occurred at the beginning of the period presented.

	Three Months Ended
	March 31, 2010
	As Reported	Pro Forma
Revenue	$60,974	$62,618
Net Income Attributable to Altisource	6,307	6,179
Earnings Per Share – Diluted	0.25	0.24

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	Three Months Ended
	March 31, 2009
	As Reported	Pro Forma
Revenue	$42,619	$47,023
Net Income Attributable to Altisource	4,439	5,751
Earnings Per Share – Diluted	0.18	0.24
NOTE 4 —ACCOUNTS RECEIVABLE, NET
     Accounts Receivable, net consists of the following:

	March 31,	December 31,
(in thousands)	2010	2009
Third-party Accounts Receivable	$12,741	$11,638
Unbilled Fees	16,177	9,073
Receivable from Ocwen	1,217	10,066
Other Receivables	632	416

	30,767	31,193
Allowance for Doubtful Accounts	(1,118)	(696)

Total	$29,649	$30,497

     One of our customers in the Financial Services segment accounted for 11% and 23% of consolidated revenues in the three months ended March 31, 2010 and 2009, respectively. No single customer accounted for more than 10% of accounts receivable at March 31, 2010.
NOTE 5 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
     Prepaid Expenses and Other Current Assets consists of the following:

	March 31,	December 31,
(in thousands)	2010	2009
Prepaid Expenses	$1,888	$1,471
Other Current Assets	1,742	1,433

Total	$3,630	$2,904

NOTE 6 — PREMISES AND EQUIPMENT, NET
     Premises and Equipment, net which include amounts recorded under capital leases, consists of the following:

	March 31,	December 31,
(in thousands)	2010	2009
Computer Hardware and Software	$24,801	$23,591
Office Equipment and Other	11,552	9,203
Furniture and Fixtures	2,731	2,663
Leasehold Improvements	3,441	3,441

	42,525	38,898
Less: Accumulated Depreciation and Amortization	(29,009)	(27,490)

Total	$13,516	$11,408

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
     Depreciation and amortization expense, inclusive of capital lease obligations, amounted to $1.5 million and $1.4 million for the three months ended March 31, 2010 and 2009, respectively, and is included in Cost of Revenue for operating assets and in Selling, General and Administrative expense for non-operating assets in the accompanying Condensed Consolidated Statements of Operations.
NOTE 7— GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
     Changes in Goodwill during the year ended March 31, 2010 and December 31, 2009 are summarized below:

	Mortgage	Financial	Technology
(in thousands)	Services	Services	Products	Total
Balance, December 31, 2009	$—	$7,706	$1,618	$9,324
Acquisition of MPA	10,181	—	—	10,181

Total	$10,181	$7,706	$1,618	$19,505

Intangible Assets, Net
     Intangible Assets, net consists of the following:

	Weighted
	Average
	Estimated
	Useful	Gross Carrying Amount		Accumulated Amortization		Net Book Value
	Life	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	(Years)	2010	2009	2010	2009	2010	2009
Definite-lived Intangible Assets
Trademarks	12	$10,200	$2,800	$1,669	$1,447	$8,531	$1,353
Customer Lists	19	37,700	37,700	5,862	5,334	31,838	32,366
Operating Agreement	15	35,000	—	389	—	34,611	—
Non-compete Agreement	4	1,200	—	50	—	1,150	—

Total Intangible Assets		$84,100	$40,500	$7,970	$6,781	$76,130	$33,719

     Amortization expense for definite lived intangible assets was $1.2 million and $0.6 million for the three months ended March 31, 2010 and 2009, respectively. Amortization expense is expected to be $5.4 million, $5.6 million, $5.3 million, $5.1 million and $4.8 million for the years 2010 through 2014.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
NOTE 8 —ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
     Accounts Payable and Accrued Expenses consists of the following:

	March 31,	December 31,
(in thousands)	2010	2009
Accounts Payable	$2,292	$1,114
Income Taxes Payable, net	6,663	4,853
Payable to Ocwen	3,202	2,716
Accrued Expenses — General	15,221	8,373
Accrued Salaries and Benefits	6,020	7,136

Total	$33,398	$24,192

Other Current Liabilities consists of the following:

	March 31,	December 31,
(in thousands)	2010	2009
Mortgage Charge-Off and Deficiency Collections	$2,474	$2,458
Deferred Revenue	1,412	989
Facility Closure Cost Accrual, current portion	189	272
Other	2,463	2,220

Total	$6,538	$5,939

Facility Closure Costs
     During 2009, we accrued facility closure costs (included in other current and other non-current liabilities in the Condensed Consolidated Balance Sheet) primarily consisting of lease exit costs (expected to be paid through 2014) and severance for the closure of two facilities. The following table summarizes the activity, all recorded in our Financial Services segment, for the three months ended March 31, 2010:

Lease
(in thousands)	costs
Balance at January 1, 2010	$916
Payments	(83)

Balance at March 31, 2010	833
Less: Long-Term Portion	(644)

Facility Closure Cost Accrual, current portion	$189

We do not expect additional significant costs related to the closure of these facilities
NOTE 9 —EQUITY BASED COMPENSATION
     We provide stock-based awards as a form of compensation for employees and officers. We have issued stock-based awards in the form of stock options and restricted stock units. We recorded total stock compensation expense of $0.3 million for the three months ended March 31, 2010. The compensation expense is included in Selling, General and Administrative Expenses in the accompany Condensed Consolidated Statements of Operations.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
     During the three months ended March 31, 2010, the Company granted 0.4 million stock options. The options have an exercise price of $21.94 per share. The vesting schedule for the options has a time-based component, in which 25% of the options vest in equal increments over four years, and a market-based component, in which up to 75% of the options could vest in equal increments over four years commencing upon the achievement of certain performance criteria related to our stock price and the annualized rate of return to investors. Two-thirds of the market-based options would begin to vest over three years if the stock price realizes a compounded annual gain of at least 20% over the exercise price, so long as the stock price is at least double the exercise price. The remaining third of the market-based options would begin to vest over three years if the stock price realizes a 25% gain, so long as it is at least triple the exercise price.
     The fair value of the time-based options was determined using the Black-Scholes options pricing model while a lattice (binomial) model was used to determine the fair value of the market-based options using the following assumptions as of the grant date:

	Black-Scholes	Binomial
Risk-free Interest Rate	1.90%	0.02 — 3.66%
Expected Stock Price Volatility	36%	24 — 41%
Expected Dividend Yield	—	—
Expected Option Life (in years)	5	—
Contractual Life (in years)	—	10
Fair Value	$6.80	$7.35 and $8.48
     As of March 31, 2010, estimated unrecognized compensation costs related to share-based payments amounted to $4.2 million which we expect to recognize over a weighted-average remaining requisite service period of approximately 3.6 years.
     The following table summarizes activity of our stock options:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic Value
	Options	Price	(in years)	(in thousands)
Outstanding at December 31, 2009	3,190,639	$9.90
Granted	407,500	21.94
Exercised	(100,853)	10.53

Outstanding at March 31, 2010	3,497,286	$11.29	7.6	$38,864

Exercisable at March 31, 2010	1,066,355	$9.78	5.4	$13,453

NOTE 10 — COMMITMENTS AND CONTINGENCIES
Litigation
     The Company is from time to time involved in legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material impact on the Company’s financial condition, results of operations or cash flows.
Tax Matters Agreement
     The Distribution was intended to be a tax-free transaction under Section 355 of the Internal Revenue Code (the “Code”). However, Ocwen recognized, and will pay tax on, substantially all of the gain it has in the assets that comprise Altisource as a result of the restructuring. To the extent Ocwen does recognize tax under Section 355 of the Code, Altisource has agreed to indemnify Ocwen. In addition, we have agreed to indemnify Ocwen should the expected tax treatments not be upheld

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
upon review or audit to the extent related to our operating results. As of March 31, 2010, the Company does not believe it has a material obligation under this indemnity.
NOTE 11 — EARNINGS PER SHARE
     Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. On August 10, 2009, the Distribution by Ocwen was completed to the Ocwen stockholders of one share of Altisource common stock for every 3 shares of Ocwen common stock held as of August 4, 2009. In addition, holders of Ocwen’s 3.25% Contingent Convertible Unsecured Senior Notes due 2024 received one share of Altisource common stock deemed held on an as if converted basis. For such notes, the conversion ratio of 82.1693 shares of Ocwen common stock for every $1,000 in aggregate principal amount of notes held on August 4, 2009 was calculated first and then we applied the distribution ratio of one share of Altisource common stock for every three shares of Ocwen common stock on an as converted basis to determine the number of shares each note holder received. As a result on August 10, 2009, the Company had 24,050,340 shares of common stock outstanding, and this share amount is being utilized for the calculation of basic EPS for all periods presented prior to the date of the Distribution.
     Basic and diluted earnings per share for the three months ended March 31, 2010 and 2009 are calculated as follows:

	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009
		Weighted Ave.			Weighted Ave.
(in thousands, except per share amounts)	Income	Shares	Per Share	Income	Shares	Per Share
Basic	$6,307	24,690	$0.26	$4,439	24,050	$0.18

Effect of Dilutive Securities:
Stock Options	—	970		—	—
Restricted Stock	—	3		—	—

Diluted	$6,307	25,663	$0.25	$4,439	24,050	$0.18

     An average of 509,376 options that were anti-dilutive have been excluded from the computation of diluted EPS for the three months ended March 31, 2010. These options were anti-dilutive because their exercise price was greater than the average market price of our stock. Also excluded from the computation of diluted EPS are 985,682 options granted for shares that are issuable upon the achievement of certain market and performance criteria related to our stock price and an annualized rate of return to investors that have not been met at this point.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
NOTE 12 — COST OF REVENUE
     Cost of revenue principally includes payroll and employee benefits associated with personnel employed in customer service roles; fees paid to external providers related to provision of services, reimbursable expenses and technology and telephony expenses as well as depreciation and amortization of operating assets. The components of cost of revenue were as follows for the periods ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
(in thousands)	2010	2009
Compensation and Benefits	$13,999	$13,074
Outside Fees and Services	12,460	9,598
Expense Reimbursements	7,882	1,006
Technology and Communications	4,049	4,325

Total	$38,390	$28,003

NOTE 13 — SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Selling, general and administrative expenses include payroll, employee benefits, occupancy and other costs associated with personnel employed in executive, sales, marketing, human resources and finance roles. This category also includes professional fees, depreciation and amortization on non-operating assets. The components of selling, general and administrative expenses were as follows for the periods ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
(in thousands)	2010	2009
Compensation and Benefits	$4,040	$1,943
Professional Services	2,944	827
Occupancy Related Costs	2,353	2,135
Amortization of Intangible Assets	1,189	637
Other	2,507	1,935

Total	$13,033	$7,478

NOTE 14 — OTHER INCOME (EXPENSE), NET
     Other Income (Expense), net consists of the following:

	Three Months Ended
	March 31,
(in thousands)	2010	2009
Interest Income	$9	$—
Interest Expense	(28)	(614)
Other, net	(53)	(5)

Total	$(72)	$(619)

     Through the date of Separation, Interest Expense included an interest charge from Ocwen which represented an allocation of Ocwen’s total interest expense calculated based on our assets in comparison to Ocwen’s total assets. This charge was $0.6 million for the three months ending March 31, 2009. Subsequent to the date of Separation, we are no longer subject to the interest charge from Ocwen.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
NOTE 15 — SEGMENT REPORTING
     Our business segments reflect the internal reporting that we use to evaluate operating performance and to assess the allocation of our resources by our Chief Executive Officer.
     Our segments are based upon our organizational structure which focuses primarily on the services offered.
     We classify our businesses into three reportable segments. Mortgage Services consists of mortgage portfolio management services that span the mortgage lifecycle. Financial Services principally consists of unsecured asset recovery and customer relationship management. Technology Products consists of modular, comprehensive integrated technological solutions for loan servicing, vendor management and invoice presentment. In addition, our Corporate Items and Eliminations segment prior to the Separation Date includes eliminations of transactions between the reporting segments as well as expenditures recognized by us related to the Separation. Subsequent to the Separation Date, in addition to the previously mentioned items, this segment also includes costs recognized by us related to corporate support functions such as finance, legal, human resources and consumer behavior.
Financial information for our segments is as follows:

	Three Months Ended March 31, 2010
				Corporate
	Mortgage	Financial	Technology	Items &	Consolidated
(in thousands)	Services	Services	Products	Eliminations (1)	Altisource
Revenue	$36,795	$15,633	$11,974	$(3,428)	$60,974
Cost of Revenue	22,984	12,187	6,647	(3,428)	38,390

Gross Profit	13,811	3,446	5,327	—	22,584
Selling, General and Administrative	2,778	4,413	1,106	4,736	13,033

Income (Loss) from Operations	11,033	(967)	4,221	(4,736)	9,551
Other Income (Expense), net	3	(16)	(12)	(47)	(72)

Income (Loss) Before Income Taxes	$11,036	$(983)	$4,209	$(4,783)	$9,479

Transactions with Related Parties:
Revenue	$24,247	$51	$4,438	$—	$28,736

Selling, General and Administrative Expenses	$—	$—	$—	$324	$324

	Three Months Ended March 31, 2009
				Corporate
	Mortgage	Financial	Technology	Items &	Consolidated
(in thousands)	Services	Services	Products	Eliminations (1)	Altisource
Revenue	$17,700	$17,318	$10,573	$(2,972)	$42,619
Cost of Revenue	10,411	14,069	6,495	(2,972)	28,003

Gross Profit	7,289	3,249	4,078	—	14,616
Selling, General and Administrative	1,718	4,082	1,678	—	7,478

Income (Loss) from Operations	5,571	(833)	2,400	—	7,138
Other Expense, net	(13)	(468)	(138)	—	(619)

Income (Loss) Before Income Taxes	$5,558	$(1,301)	$2,262	$—	$6,519

Transactions with Related Parties:
Revenue	$13,312	$16	$5,395	$—	$18,723

Selling, General and Administrative Expenses	$1,128	$188	$627	$—	$1,943

Interest Expense	$12	$458	$99	$—	$569

(1)	Intercompany transactions primarily consist of information technology infrastructure services and charges for the use of certain REAL products from our Technology Products segment to our other two segments. Generally, we reflect these charges within technology and communication in the segment receiving the services, except for consulting services, which we reflect in professional services.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Altisource Portfolio Solutions S.A (“Altisource” or “the Company”). MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes and with our Registration Statement on Form 10-Q as filed with the Securities and Exchange Commission on March 17, 2010.
This MD&A contains forward-looking statements; please see page 35 for more information. Significant components of the MD&A section include:

Page
SECTION 1 — Overview	20

The overview section provides a summary of Altisource and our reportable business segments. We also include a discussion of factors affecting our consolidated results of operations as well as items specific to each business group. In addition, we provide a brief description of our basis of presentation for our financial results.

SECTION 2 — Consolidated Results of Operations	21

The consolidated results of operations section provides an analysis of our results on a consolidated basis for the three months ending March 31, 2010 and 2009. When helpful in explaining trends, we also discuss sequential results. Significant subsections within this section are as follows:

Summary Consolidated Results	21
Revenue	21
Cost of Revenue	22
Selling, General and Administrative Expenses	23
EBITDA	24
Income Taxes	25

SECTION 3 — Segment Results of Operations	25

The segment results of operations section provides an analysis of our results on a reportable operating segment basis for the three months ending March 31, 2010 and 2009. We discuss known trends and uncertainties. When helpful in explaining trends, we also discuss sequential results. Significant subsections within this section are as follows:

Mortgage Services	27
Financial Services	30
Technology Products	31

SECTION 4 — Liquidity and Capital Resources	33

The liquidity and capital resources section provides discussion of our ability to generate adequate amounts of cash to meet our current and future needs. Significant subsections within this section are as follows:

Liquidity	33
Cash Flows	33
Liquidity Requirements after March 31, 2010	34
Capital Resources	34
Commitments and Contingencies	34

SECTION 5 — Critical Accounting Policies	34

SECTION 6 — Other Matters	34

The other matters section provides a discussion of related party transactions and provisions of the various separation related agreements with Ocwen.

SECTION 7 — Forward Looking Statements	35

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
SECTION 1 — OVERVIEW
     Altisource is a provider of services focused on high value, knowledge-based functions principally related to real estate and mortgage portfolio management, asset recovery and customer relationship management. Utilizing integrated technology that includes decision models and behavioral based scripting engines, we provide solutions that improve clients’ performance and maximize their returns.
     Our objective is to become a global knowledge process provider focused on the entire mortgage services lifecycle and credit to cash lifecycle management spaces. We intend to achieve this objective by executing on our strategies of penetrating existing customers, acquiring new customers, continuing to focus on increasing quality and reducing costs and investing in new service offerings.
A. Separation
     On August 10, 2009, Altisource became a stand-alone public company in connection with our Separation from Ocwen. In connection with the Separation, Altisource and Ocwen entered into Agreements that address the allocation of assets and liabilities between them and that define their relationship after the Separation. Additional information may be found in Note 1 to the condensed consolidated financial statements.
B. Basis of Presentation
     The accompanying condensed consolidated financial statements present the historical results of operations, assets and liabilities attributable to the Altisource businesses. For periods prior to the Separation Date, these condensed consolidated financial statements include allocations of expenses from Ocwen for certain corporate functions. Total corporate costs allocated to the Company were $1.9 million for the three months ended March 31, 2009. The charges for these functions are included primarily in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations. In addition, Ocwen had allocated interest expense to us based upon our portion of assets to Ocwen’s total assets which is reflected as “Interest expense” in the Condensed Consolidated Statements of Operations. Other than transition servicers, there have been no allocations of Ocwen expenses charged to us since the Separation Date.
     In February 2010, we acquired all of the outstanding membership interests of MPA. MPA was formed as a Delaware limited liability company with the purpose of managing BPMC which operates as Lenders One. Lenders One is a national alliance of independent mortgage bankers that provides its Members with education and training along with revenue enhancing, cost reducing and market share expanding opportunities. The results of operations of BPMC are consolidated under the variable interest model.
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
Factors Affecting Comparability
     In addition to the items noted within the Basis of Presentation section presented above, the following additional item may impact the comparability of our results:
—	$0.5 million increase in Mortgage Services revenues due to our semi-annual review of the time it takes to sell REO properties which impacts the timing over which we recognize property preservation revenues.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
SECTION 2 — CONSOLIDATED RESULTS OF OPERATIONS
Summary Consolidated Results
     Following is a discussion of our consolidated results of operations for the periods indicated. The following table sets forth information regarding our results of operations for the periods ended March 31, 2010 and 2009:

	Three Months Ended March 31,
			$	%
(in thousands)	2010	2009	Change	Change
Revenue	$60,974	$42,619	18,355	43
Cost of Revenue	38,390	28,003	10,387	37

Gross Profit	22,584	14,616	7,968	55
Selling, General and Administrative Expenses	13,033	7,478	5,555	74

Income from Operations	9,551	7,138	2,413	34
Other Expense, net	(72)	(619)	547	88

Income Before Income Taxes and Non-controlling Interests	9,479	6,519	2,960	45
Income Tax Provision	(2,385)	(2,080)	(305)	(15)

Net Income	7,094	4,439	2,655	60
Net Income Attributable to Non-controlling Interests	(787)	—	(787)	N/M

Net Income Attributable to Altisource	$6,307	$4,439	1,868	42

Transactions with Related Parties:
Revenue	$28,736	$18,723	10,013	54

Selling, General and Administrative Expenses	$324	$1,943	(1,619)	(83)

Interest Expense	$—	$569	(569)	N/M

N/M — Not meaningful.
Revenue
     The following table presents our revenues for the periods ended March 31, 2010 and 2009:

	Three Months Ended March 31,
			$	%
(in thousands)	2010	2009	Change	Change
Mortgage Services	$36,795	$17,700	19,095	108
Financial Services	15,633	17,318	(1,685)	(10)
Technology Products	11,974	10,573	1,401	13
Eliminations	(3,428)	(2,972)	(456)	15

Total Revenues	$60,974	$42,619	18,355	43

Transactions with Related Parties:
Mortgage Services	$24,247	$13,312	10,935	82

Financial Services	$51	$16	35	219

Technology Products	$4,438	$5,395	(957)	(18)

     Revenues for the three months ended March 31, 2010 increased to $61.0 million, a 43% increase over the comparable three months for 2009. In addition, we achieved a 8% sequential increase in revenues despite a decline in Financial Services revenues and a decline in foreclosure starts in January and February.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
     At the end of the first quarter, we achieved a significant milestone by completing our national rollout of property preservation services. As of March 31st we had over 7,500 properties under management with respect to property preservation as compared to approximately 3,000 at year-end. In addition, we obtained national coverage of our REO disposition services and as of March 31st, had over 4,800 properties listed with REO brokers compared to approximately 3,500 at year end. The last significant piece of our national default-oriented services rollout includes the geographic expansion of default management services and title agency services. We are still on target to complete the rollout during the remainder of 2010 to the extent the timing is within our control.
     The acquisition of MPA added approximately $2.3 million of revenue.
     Our revenues are seasonal. More specifically, Financial Services revenues tend to be highest in the first quarter and generally declines throughout the year. Mortgage Services revenue is impacted by REO sales which tend to be at their lowest level during winter months and highest during summer months.
     During 2010, we believe that we will be able to continue to grow our revenues when compared to prior periods for several reasons:
•	Continued geographic expansion of our Mortgage Services products capturing a greater share of revenues related to loans serviced by Ocwen;

•	Expansion of Ocwen’s residential loan portfolio including the $9.7 billion increase in unpaid principal balance boarded in November 2009 and the $6.9 billion increase in unpaid principal balance boarded in May 2010;

•	Inclusion of MPA since the February 2010 acquisition date; and

•	Greater penetration of existing Financial Services clients.
Cost of Revenue
     Cost of revenue principally includes payroll and employee benefits associated with personnel employed in customer service roles; fees paid to external providers related to provision of services, reimbursable expenses and technology and telephony expenses as well as depreciation and amortization of operating assets. The components of cost of revenue were as follows for the periods ended March 31, 2010 and 2009:

	Three Months Ended March 31,
			$	%
(in thousands)	2010	2009	Change	Change
Compensation and Benefits	$13,999	$13,074	925	7
Outside Fees and Services	12,460	9,598	2,862	30
Expense Reimbursements	7,882	1,006	6,876	N/M
Technology and Communications	4,049	4,325	(276)	(6)

Total Cost of Revenue	$38,390	$28,003	10,387	37

Gross Margin Percentage	37%	34%

          Our gross margin percentage increased to 37% for the three months ended March 31, 2010 from 34% for the same period in 2009. The increase in gross margin results from the composition of revenues being more weighted towards Mortgage Services which have higher margins and the recent acquisition of MPA and its consolidated subsidiary.
          Compensation and benefits costs were impacted by investments in asset management, default management and title personnel to support the national rollout of services and in anticipation of the growth in Ocwen’s residential loan portfolio. In addition, we continue to seek ways of reducing our compensation costs within our Financial Services segment primarily by redistributing collectors to less expensive locations. During the first quarter we also sought to improve our reporting by isolating compensation costs associated with segment executive management and segment marketing activities and reclassifying such costs to be a component of selling, general and administrative. Where possible, we have adjusted the prior period to be consistent with the current presentation.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
          Outside fees and services primarily increased in our Mortgage Services segment consistent with greater revenues from our new services. Outside fees and services also increased in our Financial Services segment as we are attempting to collect on more accounts in 2010 than in 2009 and therefore incurred greater costs. Our Financial Services segment also increased its use of external collectors resulting in a shift in costs from compensation and benefits to outside fees and services.
          Technology and communication costs were relatively flat as increases related to the new data center were generally offset by other cost reduction initiatives.
Selling, General and Administrative Expenses
          Selling, general and administrative expenses include payroll, employee benefits, occupancy and other costs associated with personnel employed in executive, sales, marketing, human resources and finance roles. This category also includes professional fees, depreciation and amortization on non-operating assets. The components of selling, general and administrative expenses were as follows for the periods ended March 31, 2010 and 2009:

	Three Months Ended March 31,
			$	%
(in thousands)	2010	2009	Change	Change
Compensation and Benefits	$4,040	$1,943	2,097	108
Professional Services	2,944	827	2,117	256
Occupancy related costs	2,353	2,135	218	10
Amortization of Intangible Assets	1,189	637	552	87
Other	2,507	1,935	572	30

Total Selling, General and Administrative Expenses	$13,033	$7,478	5,555	74

Operating Margin	16%	17%

          Our operating margin percentage decreased to 16% for the three months ended March 31, 2010 primarily as a result of the increase costs of being a separate public company.
          Compensation and benefits has increased to the prior year primarily as a result of the cost of being a separate public company and the need to have separate support functions such as accounting, legal and human resources as well as to the previously mentioned reclassification of certain executive and marketing related compensation costs from cost of revenues.
          Professional services increased primarily due to an increase in legal fees, including miscellaneous settlements within our financial services segment as well as the cost of a separate public company audit and related services.
          Occupancy and equipment in both 2009 periods was relatively unchanged from the comparable prior year periods as decreases associated with lease facility closure costs in Financial Services were offset by increases in data center and other facility costs.
          Amortization of intangible assets increased as a result of the intangibles acquired in connection with the acquisition of MPA (see Notes 3 and 7 to the condensed consolidated financial statements).

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
EBITDA
          Altisource evaluates performance based on several factors, of which a primary financial measure is income before interest, tax, depreciation and amortization (“EBITDA”). We believe that this non-GAAP financial measure is useful to investors and analysts in analyzing and assessing our overall business performance since we utilize this information for making operating decisions, for compensation decisions and for forecasting and planning future periods. While the Company uses non-GAAP financial measures as a tool to enhance its understanding of certain aspects of its financial performance and to provide incremental insight into the underlying factors and trends affecting both the Company’s performance and its cash-generating potential, the Company does not consider these measures to be a substitute for, or superior to, the information provided by GAAP financial measures. Consistent with this approach, the Company believes that disclosing non-GAAP financial measures to the readers of its financial statements provides such readers with useful supplemental data that, while not a substitute for GAAP financial measures, allows for greater transparency in the review of its financial and operational performance and enables investors to more fully understand trends in its current and future performance.

	Three Months Ended March 31,
			$	%
(in thousands)	2010	2009	Change	Change
Income Before Income Taxes	$9,479	$6,519	2,960	45
Interest, net	19	614	(595)	(97)
Depreciation and Amortization	1,523	1,435	88	6
Amortization of Intangibles	1,189	637	552	87
Net Income Attributable to Non-controlling Interests	(787)	—	(787)	N/M

EBITDA (1)	$11,423	$9,205	2,218	24

EBITDA by Segment:
Mortgage Services	$10,822	$5,573	5,249	94
Financial Services	242	452	(210)	(46)
Technology Products	5,076	3,180	1,896	60
Corporate	(4,717)	—	(4,717)	N/M

EBITDA	$11,423	$9,205	2,218	24

(1)	See “SECTION 3 — SEGMENT RESULTS OF OPERATIONS” below for a reconciliation of the most directly comparable GAAP measure to EBITDA.
     Mortgage Services EBITDA increased $5.2 million year over year due to the expansion of residential default and real estate oriented services and the acquisition of MPA. Sequentially, EBITDA declined $1.0 million compared to the fourth quarter of 2009. The sequential decline was principally driven by the inclusion of $0.6 million of marketing department costs that were previously included as a component of Corporate. The remaining decline was due to additional compensation costs as we significantly expanded our default management, asset management, REO Brokerage and title functions to ramp up for the anticipated increase in referrals from Ocwen and as we accelerate our national rollout of services to capture as much of the seasonally high summer revenue opportunities as possible.
     Financial Services EBITDA declined $0.2 million year over year despite a revenue decline of $1.7 million which reflects the cost savings initiatives we undertook during 2009. Sequentially, EBITDA marginally declined $0.2 million after considering the impact of the arbitration loss in the fourth quarter, principally due to technology costs associated with an external vendor. Given the seasonal nature of contingency collections, our revenues and EBITDA were less than anticipated in the first quarter of 2010.
     Technology Products EBITDA increased $1.9 million year over year as a result of a REALServicing contract renewal in the second quarter of 2009. Sequentially, EBITDA declined $0.6 million with the principal driver being the increased operating costs of the new data center.
     Corporate and Eliminations EBITDA improved sequentially by $0.9 million principally as a result of the allocation of segment specific marketing and accounting costs from corporate to the segments and as a result of the reduction in professional fees.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
Income Taxes
          The income tax provision was $2.4 million in the three months ended March 31, 2010 representing an effective tax rate of 27.4%. Income tax provision on income before income tax differs from amounts that would be computed by applying the Luxembourg federal corporate income tax rate of 28.6% primarily because of the effect of differing tax rates outside of Luxembourg, indefinite deferral on earnings of non-U.S. affiliates and additional foreign income taxes.
SECTION 3 — SEGMENT RESULTS OF OPERATIONS
          The following section provides a discussion of pre-tax results of operations of our business segments for the three months ended March 31, 2010 and 2009. Transactions between segments are accounted for as third-party arrangements for purposes of presenting segment results of operations. Intercompany transactions primarily consist of information technology infrastructure services and charges for the use of certain REAL products from our Technology Products segment to our other two segments. Generally, we reflect these charges within technology and communication in the segment receiving the services, except for consulting services, which we reflect in professional services.
          Financial information for our segments is as follows:

	Three Months Ended March 31, 2010

				Corporate Items &	Consolidated
(in thousands)	Mortgage Services	Financial Services	Technology Products	Eliminations (1)	Altisource
Revenue	$36,795	$15,633	$11,974	$(3,428)	$60,974
Cost of Revenue	22,984	12,187	6,647	(3,428)	38,390

Gross Profit	13,811	3,446	5,327	—	22,584
Selling, General and Administrative	2,778	4,413	1,106	4,736	13,033

Income (Loss) from Operations	11,033	(967)	4,221	(4,736)	9,551
Other Income (Expense), net	3	(16)	(12)	(47)	(72)

Income (Loss) Before Income Taxes	$11,036	$(983)	$4,209	$(4,783)	$9,479

Reconciliation to EBITDA
Income (Loss) Before Income taxes	$11,036	$(983)	$4,209	$(4,783)	$9,479
Interest, net	(3)	16	12	(6)	19
Depreciation and Amortization(2)	55	541	855	72	1,523
Amortization of Intangibles	521	668	—	—	1,189
Net income Attributable to Non-controlling Interests	(787)	—	—	—	(787)

EBITDA	$10,822	$242	$5,076	$(4,717)	$11,423

Transactions with Related Parties:
Revenue	$24,247	$51	$4,438	$—	$28,736

Selling, General and Administrative Expenses	$—	$—	$—	$324	$324

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended March 31, 2009
				Corporate
		Financial	Technology	Items &	Consolidated
(in thousands)	Mortgage Services	Services	Products	Eliminations (1)	Altisource
Revenue	$17,700	$17,318	$10,573	$(2,972)	$42,619
Cost of Revenue	10,411	14,069	6,495	(2,972)	28,003

Gross Profit	7,289	3,249	4,078	—	14,616
Selling, General and Administrative	1,718	4,082	1,678	—	7,478

Income (Loss) from Operations	5,571	(833)	2,400	—	7,138
Other Expense, net	(13)	(468)	(138)	—	(619)

Income (Loss) Before Income Taxes	$5,558	$(1,301)	$2,262	$—	$6,519

Reconciliation to EBITDA
Income (Loss) Before Income Taxes	$5,558	$(1,301)	$2,262	$—	$6,519
Interest, net	12	471	131	—	614
Depreciation and Amortization(2)	3	645	787	—	1,435
Amortization of Intangibles	—	637	—	—	637

EBITDA	$5,573	$452	$3,180	$—	$9,205

Transactions with Related Parties:
Revenue	$13,312	$16	$5,395	$—	$18,723

Selling, General and Administrative Expenses	$1,128	$188	$627	$—	$1,943

Interest Expense	$12	$458	$99	$—	$569

(1)	Intercompany transactions primarily consist of information technology infrastructure services and charges for the use of certain REAL products from our Technology Products segment to our other two segments. Generally, we reflect these charges within technology and communication in the segment receiving the services, except for consulting services, which we reflect in professional services.

(2)	Includes depreciation and amortization of $0.5 million in each of the three months ended March 31, 2010 and 2009, for assets reflected in the Technology Products segment but utilized by the Financial Services segment.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
Mortgage Services
          The following table presents our results of operations for our Mortgage Services segment for the three months ending March 31:

	Three Months Ended March 31,
			$	%
(in thousands)	2010	2009	Change	Change
Revenue	$36,795	$17,700	19,095	108
Cost of Revenue	22,984	10,411	12,573	121

Gross Profit	13,811	7,289	6,522	90
Selling, General and Administrative Expenses	2,778	1,718	1,060	62

Income from Operations	$11,033	$5,571	5,462	98

EBITDA(1)	$10,822	$5,573	5,249	94

Transactions with Related Parties Included Above:
Revenue	$24,247	$13,312	10,935	82

Selling, General and Administrative Expenses	$—	$1,128	(1,128)	N/M

Interest Expense	$—	$12	(12)	N/M

(1)	See “SECTION 3 – SEGMENT RESULTS OF OPERATIONS” below for a reconciliation of the most directly comparable GAAP measure to EBITDA.
N/M – not meaningful.
          Mortgage Services revenue increased year over year as a result of the development and rollout of residential default and real estate oriented services and the acquisition of MPA. Sequentially, revenue grew $4.6 million, or 14%, which was comprised of $2.3 million of organic growth, or 7%, and $2.3 million attributable to the acquisition of MPA. This sequential growth rate was lower than anticipated due to weak market conditions early in the quarter including the slowdown in the industry of foreclosure starts; however, we saw significantly improving trends in our default services and real estate operations in March results which was aided by increased referrals from the $9.7 billion of loans boarded by Ocwen in November 2009.
          In addition, Altisource completed the national rollout of property preservation services and obtained national coverage for its REO disposition services in March. As of the end of April, we had REO brokerage coverage in eleven states with a referral network in place to cover the remainder of the country. We expect to complete the national rollout of default management services and title agency services, where possible, during the remainder of 2010. We will also seek to expand our brokerage coverage throughout 2010.
          We continue to believe that we are well positioned to grow revenues in Mortgage Services for the foreseeable future for the following reasons:
•	As of the end of March, we completed our national rollout of asset management services which will allow us to capture additional revenue particularly during the seasonally high summer period;

•	Ocwen boarded residential loans totaling unpaid principal balance of $9.7 billion as of November 2009 and $6.9 billion as of May 2010. We saw a material increase in referrals primarily in March 2010 related to the November 2009 acquisition;

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
•	Given the existing volume of loans in various stages of default and foreclosure, we believe the default and REO services market is likely to grow through 2011;

•	The acquisition of MPA;

•	We generate significant amounts of free cash flow that allow us to invest in new and existing services at attractive margins; and

•	Given our small market position in very significant markets, we believe we have an ability to capture additional market share.
Acquisition of MPA
          MPA and its consolidated subsidiary contributed $2.3 million of revenue and $0.4 million of EBITDA since the February 2010 acquisition date. This revenue and EBITDA was in line with our internal projections which included a forecasted decline in origination volumes during 2010. We expect this decline to be somewhat mitigated as home buyers take advantage of expiring home buying tax credits; the accelerated pace of new members joining the cooperative and the addition of new preferred investors. Through April, MPA has added ten new members that originated approximately $3.1 billion of loans during 2009.
          We remain focused on developing Altisource services that we can provide to the Members as we approach 2011 including valuation, title and closing services. We believe that over time we can work with Ocwen and other partners to provide Members additional avenues to sell their loans beyond the current preferred investor arrangements resulting in improved capital markets execution for the members.
Revenue

	Three Months Ended March 31,
			$	%
(in thousands)	2010	2009	Change	Change
Revenue:
Asset Management Services	$13,336	$2,198	11,138	N/M
Component Services and Other	7,689	3,065	4,624	151
Residential Property Valuation	6,580	7,427	(847)	(11)
Closing and Title Services	5,253	4,421	832	19
Default Management Services	3,937	589	3,348	N/M

Total Revenue	$36,795	$17,700	19,095	108

Transactions with Related Parties:
Residential Property Valuation	$6,015	$7,154	(1,139)	(16)
Closing and Title Services	3,628	3,777	(149)	(4)
Default Management Services	1,539	205	(1,334)	N/M
Asset Management Services	12,865	2,176	10,689	N/M

Total	$24,247	$13,312	10,935	82

Expense Reimbursements:
Default Management Services	$513	$596	(83)	(14)
Asset Management Services	7,369	410	6,959	N/M

Total	$7,882	$1,006	6,876	N/M

N/M — not meaningful.
          In our Mortgage Services segment, we generate the majority of our revenue by providing outsourced services that span the lifecycle of a mortgage loan primarily for Ocwen or with respect to the loan portfolio serviced by Ocwen. In addition to our relationship with Ocwen, we have longstanding relationships with some of the leading capital markets firms, commercial banks, hedge funds, insurance companies and lending institutions and provide products that enhance their ability to make informed investment decisions and manage their core operations. With the acquisition of MPA in February 2010, we took a significant

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
step in our evolution to become a full service provider in the mortgage services vertical and gained increased access to a growing group of mid-tier mortgage bankers.
          Asset Management Services. Asset management services principally include property preservation, property inspection, REO asset management and REO brokerage. In the first quarter of 2010, we completed our national network for property preservation services and, including our real estate broker referral network, have coverage nationally for REO dispositions. As of March 31, 2010, we were licensed to sell real estate in ten states (eleven as of end of April) as compared to three as of year-end. This resulted in an increase in REO brokerage referrals which drove revenues in the seasonally weak first quarter and should continue to drive revenue particularly in the strong second and third quarters.
          Component Services and Other. The increase in component services year over year is due to an expanded relationship with an existing customer in the second quarter of 2009 and the inclusion of MPA’s results.
          Residential Property Valuation. As one of the more mature services in our portfolio, residential property valuations are subject to market conditions and therefore continue to see declines year over year given the mortgage crisis. The first quarter of 2010 was higher than fourth quarter 2009 as a result of Ocwen’s residential loan portfolio growth resulting in the ordering of more valuations.
          Closing and Title Services. This business includes legacy services such as pre-foreclosure title services as well as an expanded array of title services that were rolled out during 2009 principally around default title. During 2010, we are focused on rolling out our title agency business nationally which we believe will drive significant revenue growth at attractive margins. We have also applied for our title agency license in several counties in California which is a significant market for us. However, we do not expect to obtain agency status in California until the fourth quarter of 2010 at the earliest.
          Default Management Services. This group includes support services whereby we provide non-legal back-office support for foreclosure, bankruptcy and eviction attorneys as well as trustee management services. Although we continued to expand our geographic footprint, we did see a decline in revenues in sequential quarters due to the overall slowdown in foreclosure starts in January and February 2010.
Cost of Revenue
          Our gross margin was 38% for the first quarter of 2010 including $7.9 million of reimbursable expenses for which we achieve no margin. Our gross margins declined from the fourth quarter as we significantly invested in our businesses including the addition of persons within the United States (REO Brokers, REO asset managers, title agents and support staff) as well as significantly expanding our staff in our offshore operations (e.g., asset management, default management). We expect that we will need to continue to invest in additional staff through the second quarter in order to process the expected increase in volume from Ocwen’s recent acquisitions which could have a temporary negative impact on margins.
Selling, General and Administrative Expenses
          Selling, general and administrative expenses increased principally as a result of the classification of certain compensation and benefit costs related to executive management and marketing previously being captured either in cost of revenues or as a component of the Corporate segment now being captured in selling, general and administrative. In addition, professional services fees such as those associated with the external audit have increased as a result of being a public company. Such costs are allocated to the segments generally based upon expected hours to be incurred per segment by the vendor.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
Financial Services
          The following table presents our results of operations for our Financial Services segment for the three months ending March 31:

	Three Months Ended March 31,
			$	%
(in thousands)	2010	2009	Change	Change
Revenue	$15,633	$17,318	(1,685)	(10)
Cost of Revenue	12,187	14,069	(1,882)	(13)

Gross Profit	3,446	3,249	197	6
Selling, General and Administrative Expenses	4,413	4,082	331	8

Loss from Operations	$(967)	$(833)	(134)	(16)

EBITDA(1)	$242	$450	(208)	(46)

Transactions with Related Parties:
Revenue	$51	$16	35	219

Selling, General and Administrative Expenses	$—	$188	(188)	N/M

Interest Expense	$—	$458	(458)	N/M

(1)	See “SECTION 3 – SEGMENT RESULTS OF OPERATIONS” below for a reconciliation of the most directly comparable GAAP measure to EBITDA.
N/M – not meaningful.
     Financial Services revenue declined year over year as increases in revenues from most customers, due to increased customer penetration, were not substantial enough to offset declines in revenues from one of our most significant customers. Sequentially, revenue grew $0.8 million, or 6%, primarily due to the seasonality of collections.
          Our strategy for 2010 continues to be focused on improving margins principally via improving revenue per collector, expanding our quality initiatives, investing in new technology and rationalizing our work force costs.
Revenue

	Three Months Ended March 31,
			$	%
(in thousands)	2010	2009	Change	Change
Revenue:
Asset Recovery Management	$12,820	$14,289	(1,469)	(10)
Customer Relationship Management	2,813	3,029	(216)	(7)

Total Revenue	$15,633	$17,318	(1,685)	(10)

Transactions with Related Parties:
Asset Recovery Management	$51	$16	35	219

          In our Financial Services segment, we generate the majority of our revenue from asset recovery management fees we earn for collecting amounts due to our customers and from fees we earn for performing customer relationship management for our customers.
          Asset Recovery Management. Our revenues associated with contingency collections declined when compared to the first quarter in the prior year principally due to lower collection rates and the change in product mix for our largest customer.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
Compared to the fourth quarter of 2009, we saw improvement in collection rates during the first quarter of 2010 and continue to gain market share with key customers that we began penetrating in 2009.
          Customer Relationship Management. Our revenues with customer relationship management declined year over year as we sought to wind down our relationship with one customer due to unsatisfactory margins. The intended termination of this customer is expected to have an impact to second quarter revenues as well while we seek to replace this lower margin client with other higher margin customers.
Cost of Revenue
          Our cost of revenues decreased in 2010 compared to 2009 principally due to a reduction in compensation and benefits as a result of a lower number of collectors and reduced commissions. In addition, we continue to seek ways to reduce technology and communication costs for this segment. Partially offsetting the decreases in compensation and benefits was the use of more outside collectors which we utilize in an effort to limit our exposure on the placements which have lower collection rates.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased primarily as a result of increased placements which require us to incur additional costs.
Technology Products
          The following table presents our results of operations for our Technology Products segment for the three months ending March 31:

	Three Months Ended March 31,
			$	%
(in thousands)	2010	2009	Change	Change
Revenue	$11,974	$10,573	1,401	13
Cost of Revenue	6,647	6,495	152	2

Gross Profit	5,327	4,078	1,249	31
Selling, General and Administrative Expenses	1,106	1,678	(572)	(34)

Income from Operations	$4,221	$2,400	1,821	76

EBITDA(1)	$5,076	$3,180	1,896	59

Transactions with Related Parties:
Revenue	$4,438	$5,395	(957)	(18)

Selling, General and Administrative Expenses	$—	$627	(627)	N/M

Interest Expense	$—	$99	(99)	N/M

(1)	See “SECTION 3 – SEGMENT RESULTS OF OPERATIONS” below for a reconciliation of the most directly comparable GAAP measure to EBITDA.
N/M – not meaningful.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
     The primary focus of the Technology Products segment continues to be to support the growth of Mortgage Services as well as the cost reduction and quality initiatives on-going within the Financial Services segment. During the first quarter, we re-organized the management team of Technology Products by naming a new Chief Operating Officer for the segment. We are focused on enhancing both our development and infrastructure capabilities to support both our expansion efforts and those of Ocwen. In addition, we remain focused on the commercialization of our service offerings to expand their applicability to a broader audience.
Revenue

	Three Months Ended March 31,
			$	%
(in thousands)	2010	2009	Change	Change
Revenue:
REAL Suite	$6,986	$5,637	1,349	24
IT Infrastructure Services	4,988	4,936	52	1

Total Revenue	$11,974	$10,573	1,401	13

Transactions with Related Parties:
REALSuite	$2,555	$2,407	148	6
IT Infrastructure Services	1,883	2,988	(1,105)	(37)

Revenue	$4,438	$5,395	(957)	(177)

          Beginning with the second quarter of 2009, we began generating the majority of our revenue within this segment from our REALSuite of services, and we expect this trend to continue for the foreseeable future.
          REALSuite. Our REALSuite revenue is primarily driven by our REALServicing® product which is our comprehensive residential loan servicing platform. In the second quarter of 2009, we expanded an agreement with an existing third-party customer for use of the REALServicing product by executing a five year renewal. Revenues were substantially flat to fourth quarter.
          IT Iinfrastructure Services. Our IT infrastructure services revenues declined when compared to the comparable period in 2009 primarily due to lower billings to the Financial Services segment (which we eliminate in consolidation but include in our segment presentation).
Cost of Revenue
     Cost of revenue increased marginally when compared to the first quarter of 2009 primarily as a result of compensation and benefits as we added personnel to enhance our service capabilities.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses declined primarily due to lower occupancy charges.

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
          We generate significant excess cash that we will seek to deploy in a disciplined manner. Principally, we will continue to invest in compelling services that we believe will generate high margins. In addition, we may seek to acquire a limited number of companies that fit our strategic objectives. Finally, given the tax inefficiency of dividends, the low returns earned on cash held and our desire to only perform a limited number of acquisitions, we believe one of the best ways to return value to shareholders is to consider a share repurchase program. Under Luxembourg law, we need shareholder approval to initiate such a program. We have requested shareholder approval at our next Annual General Meeting scheduled for May 19, 2010 for a share repurchase program as further described in our proxy.
Cash Flows
          The following table presents our cash flows for the three months ended March 31:

	Three months Ended March 31,
			$	%
(dollars in thousands)	2010	2009	Change	Change
Net Income Adjusted for Non-Cash Items	$10,628	$6,664	3,964	60
Working Capital	9,057	(5,174)	14,231	N/M

Cash Flow from Operating Activities	19,685	1,490	18,195	122
Cash Flow from Investing Activities	(29,075)	(771)	(28,304)	N/M
Cash Flow from Financing Activities	(1,446)	(2,458)	1,012	41

Net Change in Cash	(10,836)	(1,739)	(9,097)	N/M
Cash at Beginning of Period	30,456	6,988

Cash at End of Period	$19,620	$5,249

N/M  –  Not meaningful.
Cash Flow from Operating Activities
          Cash flow from operating activities consists of two components including (i) net income adjusted for depreciation, amortization and certain other non-cash items and (ii) working capital. We generated $19.7 million in positive cash flow from operations which primarily reflects our profitability adjusted for non-cash items in the period but also as a result of improvement of working capital. The increase in cash flows from operating activities is consistent with the overall improved operating performance.
Cash Flow from Investing Activities
          Our cash flow from investing activities primarily includes the acquisition of MPA in February 2010 for which the purchase consideration included $29.0 million in cash. In addition, we saw an elevated increase in purchases of premises and equipment in anticipation of Ocwen’s portfolio increases. We expect this elevated level of premises and equipment to continue into the second quarter and for total capital expenditures to be higher than originally anticipated for 2010.
Cash Flow from Financing Activities
          During 2010, cash flow from financing activities primarily includes activity associated with stock option exercises and payments to non-controlling interest members as a result of the acquisition of MPA. Prior to our Separation from Ocwen, we participated in a centralized cash management program with Ocwen. We made a significant amount of our cash disbursements through centralized payable systems which were operated by Ocwen, and a significant amount of our cash receipts were received by us and transferred to centralized accounts maintained by Ocwen. There were no formal financing arrangements with Ocwen,

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
and we recorded all cash receipts and disbursement activity between Ocwen and us through invested equity in the Condensed Consolidated Balance Sheets and as net distributions or contributions in the Condensed Consolidated Statements of Equity and Cash Flows because we consider such amounts to have been contributed by or distributed to Ocwen.
Liquidity Requirements after March 31, 2010
          In connection with the acquisition of MPA, a final working capital adjustment will be paid to the prior owners of MPA in the second quarter of 2010 (see Note 3 to the condensed consolidated financial statements). In addition, in May 2010, distributions of $1.4 million will be paid to non-controlling interests. Management is not aware of any other trends or events, commitments or uncertainties which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way.
Capital Resources
          Given our ability to generate significant cash flow sufficient enough to fund current operations as well as expansion of our operations, we require very limited, if any, capital. Were we to need additional capital, we believe we have adequate access to both debt and equity capital markets.
Commitments and Contingencies
          For details of these transactions, see Note 10 to the condensed consolidated financial statements.
SECTION 5 – CRITICAL ACCOUNTING POLICIES AND ESTIMATES
          We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States. In applying many of these accounting principles, we need to make assumptions, estimates and/or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our condensed consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective. Actual results may be affected negatively based on changing circumstances. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.
          Our critical accounting policies are described in the MD&A section in our 2009 Form 10-K. Such policies have not changed during 2010.
SECTION 6 — OTHER MATTERS
Related Party — Ocwen
          For the three months ended March 31, 2010, approximately $24.2 million of the Mortgage Services, $0.1 million of the Financial Services and $4.4 million of the Technology Products segment revenues were from services provided to Ocwen or sales derived from Ocwen’s loan servicing portfolio. Services provided to Ocwen included residential property valuation, real estate asset management and sales, trustee management services, property inspection and preservation, closing and title services, charge-off second mortgage collections, core technology back office support and multiple business technologies including our REALSuite of products. We provided all services at rates we believe to be comparable to market rates.
          In connection with the Separation, Altisource and Ocwen entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the Separation including a Separation Agreement, a Tax Matters Agreement, an Employee Matters Agreement, an Intellectual Property Agreement, a Data Center and Disaster Recovery Agreement, a Technology Products Services Agreement, a Transition Services Agreement and certain long-term servicing contracts (collectively, the “Agreements”) (see Note 4 to our 2009 Form 10-K).

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
SECTION 6 – FORWARD LOOKING STATEMENTS
          This Quarterly Report contains forward-looking statements that relate to, among other things, our future financial and operating results. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms and other comparable terminology including, but not limited to, the following:
•	assumptions related to the sources of liquidity and the adequacy of financial resources;

•	assumptions about our ability to grow our business;

•	assumptions about our ability to reduce our cost structure;

•	expectations regarding collection rates and placements in our Financial Services segment;

•	estimates regarding our ability to lower our effective tax rate; and

•	estimates regarding our reserves and valuations.
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
          We caution you not to place undue reliance on these forward-looking statements which reflect our view only as of the date of this report. We are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any such statement is based.

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

b)	Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ending March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
We are subject to routine litigation and administrative proceedings arising in the ordinary course of business.
Item 1A. Risk Factors.
As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our 2009 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None
Item 3. Defaults upon Senior Securities. None
Item 4. (Removed and Reserved)
Item 5. Other Information. None
Item 6. Exhibits.

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

ALTISOURCE PORTFOLIO SOLUTIONS S.A. (Registrant)
Date: May 14, 2010	By:	/s/ Robert D. Stiles
Robert D. Stiles
Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)