Form 10-Q
period 2010-06-30
Altisource Portfolio Solutions S.A.
filed 2010-07-30
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2010, there were 25,231,359 outstanding shares of the registrant’s shares of beneficial interest.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30,	December 31,
	2010	2009
ASSETS

Current Assets:
Cash and Cash Equivalents	$20,840	$30,456
Accounts Receivable, net	37,549	30,497
Prepaid Expenses and Other Current Assets	3,436	2,904
Deferred Tax Assets, net	1,625	1,546

Total Current Assets	63,450	65,403

Restricted Cash	355	—
Premises and Equipment, net	13,449	11,408
Intangible Assets, net	74,680	33,719
Goodwill	18,159	9,324
Other Non-current Assets	4,380	702

Total Assets	$174,473	$120,556

LIABILITIES AND EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$23,701	$24,192
Capital Lease Obligations — Current	278	536
Other Current Liabilities	5,911	5,939

Total Current Liabilities	29,890	30,667

Capital Lease Obligations — Non-current	80	128
Deferred Tax Liability, net	3,913	2,769
Other Non-current Liabilities	3,965	644

Commitment and Contingencies (Note 16)

Equity:
Common Stock ($1.00 par value; 100,000 shares authorized; 25,231 shares issued and outstanding in 2010; 24,145 shares issued and outstanding in 2009)	25,231	24,145
Retained Earnings	34,318	11,665
Additional Paid-in Capital	75,602	50,538

Altisource Equity	135,151	86,348

Non-controlling Interests	1,474	—

Total Equity	136,625	86,348

Total Liabilities and Equity	$174,473	$120,556

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue	$71,348	$49,803	$132,321	$92,422
Cost of Revenue	44,064	30,349	83,102	58,352

Gross Profit	27,284	19,454	49,219	34,070
Selling, General and Administrative Expenses	12,787	8,673	25,172	16,151

Income from Operations	14,497	10,781	24,047	17,919
Other Income (Expense), net	40	(772)	(32)	(1,391)

Income Before Income Taxes and Non-controlling Interests	14,537	10,009	24,015	16,528
Income Tax Benefit (Provision)	3,107	(2,994)	722	(5,074)

Net Income	17,644	7,015	24,737	11,454

Net Income Attributable to Non-controlling Interests	(1,297)	—	(2,084)	—

Net Income Attributable to Altisource	$16,347	$7,015	$22,653	$11,454

Earnings Per Share
Basic	$0.65	$0.29	$0.91	$0.48

Diluted	$0.62	$0.29	$0.87	$0.48

Weighted Average Shares Outstanding
Basic	25,226	24,050	24,960	24,050
Diluted	26,247	24,050	25,965	24,050

Transactions with Related Parties:
Revenue	$35,784	$22,464	$65,035	$41,187

Selling, General and Administrative Expenses	$264	$1,843	$588	$3,786

Interest Expense	$—	$528	$—	$1,097

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

				Additional	Non-controlling
	Common Stock		Retained Earnings	Paid-in Capital	Interests	Total	Comprehensive Income
Balance, December 31, 2009	24,145	$24,145	$11,665	$50,538	$—	$86,348
Net Income	—	—	22,653	—	2,084	24,737	$24,737
Acquisition of The Mortgage Partnership of America, L.L.C.	959	959	—	22,941	3,268	27,168	—
Contributions from Non-controlling Interest Holders	—	—	—	—	18	18	—
Distributions to Non-controlling Interest Holders	—	—	—	—	(3,896)	(3,896)	—
Share-based Compensation Expense	—	—	—	973	—	973	—
Exercise of Stock Options	127	127	—	1,150	—	1,277	—

Balance, June 30, 2010	25,231	$25,231	$34,318	$75,602	$1,474	$136,625	$24,737

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from Operating Activities:
Net Income	$24,737	$11,454
Reconciling Items:
Depreciation and Amortization	3,211	2,793
Amortization of Intangible Assets	2,639	1,336
Share-based Compensation Expense	973	—
Deferred Income Taxes	1,065	(104)
Changes in Operating Assets and Liabilities, net of Acquisition:
Accounts Receivable	(3,808)	(2,573)
Prepaid Expenses and Other Current Assets	(211)	547
Other Assets	(2,643)	(5)
Accounts Payable and Accrued Expenses	(3,488)	553
Other Current and Non-current Liabilities	1,867	(900)

Net Cash Flow from Operating Activities	24,342	13,101

Cash flows from Investing Activities:
Additions to Premises and Equipment, net	(5,234)	(1,553)
Acquisition of Business, net of Cash Acquired	(25,462)	—
Change in Restricted Cash	(355)	—

Net Cash Flow from Investing Activities	(31,051)	(1,553)

Cash flows from Financing Activities:
Principal Payments on Capital Lease Obligations	(306)	(545)
Payments of Line of Credit	—	(1,123)
Proceeds from Stock Option Exercises	1,277	—
Contributions from Non-controlling Interests	18	—
Distributions to Non-controlling Interests	(3,896)	—
Net Distribution to Parent	—	(4,663)

Net Cash Flow from Financing Activities	(2.907)	(6,331)

Net (Decrease) Increase in Cash and Cash Equivalents	(9,616)	5,217
Cash and Cash Equivalents at the Beginning of the Year	30,456	6,988

Cash and Cash Equivalents at the End of the Period	$20,840	$12,205

Supplemental Cash Flow Information
Interest Paid	$—	$25
Income Taxes Paid	$31	$257

Non-Cash Investing and Financing Activities
Shares Issued in Connection with Acquisition	$23,900	$—
Increase in Common Stock due to the Company’s Conversion to a Luxembourg Société Anonyme	$—	$3,283
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Altisource Portfolio Solutions S.A. (which may be referred to as Altisource, the Company, we, us or our) together with its subsidiaries is a provider of services focused on high value, knowledge-based functions principally related to real estate and mortgage portfolio management, asset recovery and customer relationship management. Utilizing integrated technology that includes decision models and behavioral based scripting engines, we provide solutions that improve clients’ performance and maximizes their returns.
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
In February 2010, we acquired all of the outstanding membership interests of The Mortgage Partnership of America, L.L.C. (“MPA”). MPA was formed as a Delaware limited liability company to serve as the manager of Best Partners Mortgage Cooperative, Inc. (“BPMC”) doing business as Lenders One Mortgage Cooperative (“Lenders One”). Lenders One is a national alliance of independent mortgage bankers (“Members”) that provides its Members with education and training along with revenue enhancing, cost reducing and market share expanding opportunities (see Note 3).
We conduct our operations through three reporting segments: Mortgage Services, Financial Services and Technology Products. In addition, we report our corporate related expenditures as a separate segment (see Note 15 for a description of our segments).
Separation
On August 10, 2009 (the “Separation Date”), we became a stand-alone public company in connection with our separation from Ocwen Financial Corporation (“Ocwen”) (the “Separation”). Prior to the Separation, our businesses were wholly-owned subsidiaries of Ocwen. On the Separation Date, Ocwen distributed all of the Altisource common stock to Ocwen’s shareholders (the “Distribution”). Ocwen’s shareholders received one share of Altisource common stock for every three shares of Ocwen common stock held as of August 4, 2009 (the “Record Date”). In addition, holders of Ocwen’s 3.25% Contingent Convertible Unsecured Senior Notes due 2024 received one share of Altisource common stock deemed held on an as if converted basis. For such notes, the conversion ratio of 82.1693 shares of Ocwen common stock for every $1,000 in aggregate principal amount of notes held on the Record Date was calculated first, and then we applied the distribution ratio of one share of Altisource common stock for every three shares of Ocwen common stock on an as converted basis to determine the number of shares each note holder received.
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
The condensed consolidated financial statements for the three and six months ended June 30, 2009 also do not necessarily reflect what the Company’s condensed consolidated results of operations, financial position and cash flows would have been had the Company operated as an independent company during that period. For instance, as an independent public company, we incur

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)
costs in excess of those allocated by Ocwen for maintaining a separate Board of Directors, obtaining a separate audit, relocating certain executive management and hiring additional personnel.
Prior to our acquisition, MPA and Lenders One entered into a management agreement that ends on December 31, 2025. MPA was formed to act on behalf of Lenders One and its Members principally to negotiate favorable terms on services. For providing these services MPA receives payment from Lenders One, and in some instances the vendors, based upon the benefits achieved for the Members. The management agreement provides MPA with broad powers such as recruiting members for Lenders One, collection of fees and other obligations from Members of Lenders One, processing of all rebates owed to Lenders One, day-to-day operation of Lenders One and negotiation of contracts with vendors including signing contracts on behalf of Lenders One.
The management agreement between MPA and Lenders One, pursuant to which MPA is the management company of Lenders One, represents a variable interest in a variable interest entity. MPA determined that they are the primary beneficiary of Lenders One as they have the power to direct the activities that most significantly impact Lenders One’s economic performance and the obligation to absorb losses or the right to receive benefits. As a result, Lenders One is presented in the accompanying condensed consolidated financial statements on a consolidated basis with the interests of the Members reflected as Non-controlling Interest on the Condensed Consolidated Balance Sheets. At June 30, 2010, Lenders One had total assets of $2.7 million and liabilities of $0.1 million.
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
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Form 10-K filed with the SEC on March 17, 2010 which contains a summary of our significant accounting policies. Certain footnote detail is also omitted from the condensed consolidated financial statements unless there is a material change from the information included in the Form 10-K.
Foreign Currency Translation
Our reporting currency is the U.S. dollar. Other foreign currency assets and liabilities that are considered monetary items are translated at exchange rates in effect at the balance sheet date. Foreign currency revenues and expenses are translated at transaction date exchange rates. These exchange gains and losses are included in the determination of net income.
Fair Value of Financial Instruments
The fair value of financial instruments, which primarily include Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, net and Accounts Payable and Accrued Expenses at June 30, 2010 and December 31, 2009, are carried at amounts that approximate their fair value due to the short-term nature of these amounts.
In addition, we entered into a put option arrangement with some of the predecessor owners of MPA in conjunction with the acquisition. The arrangement allows the holders to put a portion of the Altisource shares issued as consideration to Altisource at a predetermined price. Altisource calculated the fair value of this put option arrangement on the acquisition date at $1.3 million by utilizing a Black-Scholes option pricing model (see Note 3). The fair value calculation is deemed to be a Level 2 calculation under the guidelines set forth under FASB ASC 820, Fair Value Measurements and Disclosures. The fair value of the put at June 30, 2010 of $1.4 million was valued using the following assumptions:

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)

Assumptions
Risk-free Interest Rate	0.31% – 1.605%
Expected Stock Price Volatility	47% – 61%
Expected Dividend Yield	—
Expected Option Life (in years)	1–4
Contractual Life (in years)	—
Fair Value	$0.75 – $4.34
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
NOTE 2 — TRANSACTIONS WITH RELATED PARTIES
Ocwen remains our largest customer. Following the Separation, Ocwen is contractually obligated to purchase certain Mortgage Services and Technology Products from us under service agreements. These agreements extend for eight years from the Separation Date subject to termination under certain provisions. Ocwen is not restricted from redeveloping these services. We have agreed with Ocwen to settle intercompany amounts on a weekly basis beginning in 2010.
We consider certain services to be derived from Ocwen’s loan servicing portfolio rather than provided to Ocwen because such services are charged to the mortgagee and/or the investor and are not expenses to Ocwen. Ocwen, or services derived from Ocwen’s loan servicing portfolio, as a percentage of each of our segment revenues and as a percentage of consolidated revenues was as follows for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Mortgage Services	66%	71%	67%	73%
Technology Products	36%	44%	37%	47%
Financial Services	<1%	<1%	<1%	<1%
Consolidated Revenues	50%	45%	49%	45%
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
Allocation of Corporate Costs
For the three and six months ended June 30, 2009, these condensed consolidated financial statements include allocations of expenses from Ocwen for corporate functions including insurance, employee benefit plan expense and allocations for certain centralized administration costs for executive management, treasury, real estate, accounting, auditing, tax, risk management, internal audit, human resources and benefits administration. Ocwen determined these allocations using proportional cost allocation methods including the use of relevant operating profit, fixed assets, sales and payroll measurements. Specifically, personnel and all associated costs, including compensation, benefits, occupancy and other costs, were allocated based on the estimated percentage of time spent by the individual in the various departments. External costs such as audit fees, legal fees, business insurance and other were allocated based on a combination of the sales, fixed assets and operating profits of the department whichever is most appropriate given the nature of the expense. Total corporate costs allocated to the Company, were $3.8 million for the six months ended June 30, 2009 ($1.8 million for the second quarter). The charges for these functions are

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)
included primarily in Selling, General and Administrative Expenses in the Condensed Consolidated Statements of Operations. However, these amounts may not be representative of the costs necessary for the Company to operate as a separate standalone company.
In addition, prior to the Separation, Ocwen had allocated interest expense to us based upon our portion of assets to Ocwen’s total assets which is included in “Other Income (Expense) Net” in the Condensed Consolidated Statements of Operations.
Transition Services
In connection with the Separation, Altisource and Ocwen entered into a transition services agreement that provides to each other services in such areas as human resources, vendor management, corporate services, six sigma, quality assurance, quantitative analytics, treasury, accounting, risk management, legal, strategic planning, compliance and other areas where we, and Ocwen, may need transitional assistance and support following the Separation. For the six months ended June 30, 2010, Altisource billed Ocwen $0.8 million ($0.4 million for the second quarter), and Ocwen billed Altisource $0.6 million ($0.3 million for the second quarter) for services provided under this agreement. These amounts are reflected as a component of Selling, General and Administrative expenses in the Condensed Consolidated Statements of Operations.
NOTE 3 — ACQUISITION OF MPA
In February 2010, we acquired all of the outstanding membership interests of MPA pursuant to a Purchase and Sale Agreement. MPA serves as the manager of Lenders One, a national alliance of independent mortgage bankers. The alliance was established in 2000 and as of June 30, 2010 consisted of more than 170 members.
Consideration for the transaction consisted of cash, common stock and put option agreements:

(in thousands)	Consideration
Cash	$29,000
Common Stock	23,900
Put Option Agreements at Fair Value	1,289
Working Capital Adjustment	820

Total Consideration	$55,009

The common stock consisted of 959,085 shares of Altisource’s common stock valued at $24.92 per share (based on the closing price of Altisource common stock on February 11, 2010), a portion of which (314,135 shares) will be held in escrow to secure MPA’s indemnification obligations under the Purchase and Sale Agreement. In addition, we entered into three put option agreements with certain of the sellers whereby each seller has the right, with respect to an aggregate of 0.5 million shares of our common stock, to put up to 25% of eligible shares each year for a total of four years at a price equal to $16.84 per share. The fair value of the put ($1.3 million) was valued at the date of acquisition using the following assumptions:

Assumptions
Risk-free Interest Rate	0.345% – 1.914%
Expected Stock Price Volatility	40% – 55%
Expected Dividend Yield	—
Expected Option Life (in years)	1–4
Contractual Life (in years)	—
Fair Value	$0.74 – $3.90

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)
The preliminary allocation of the purchase price is estimated as follows:

(in thousands)
Cash	$3,538
Accounts Receivable	4,279
Prepaid Expenses and Other Current Assets	321
Premises and Equipment	18
Identifiable Intangible Assets	43,600
Goodwill	8,835

60,591
Accounts Payable and Accrued Expenses	(2,176)
Other Current Liabilities	(138)
Non-controlling Interests	(3,268)

Total Purchase Price	$55,009

During the second quarter of 2010, Altisource finalized its calculation of the Working Capital Adjustment within the 90 day period allocated by the purchase contract. The value was revised from $2.1 million to $0.8 million resulting in an offsetting decrease to Goodwill.
Management has assigned the following lives to identified assets acquired as a result of the acquisition:

Estimated Life
(in Years)
Premises and Equipment	2 – 5
Management Agreement	15
Trademarks	15
Non-compete	4
Goodwill	Indefinite
The goodwill arising from the acquisition, which was assigned to our Mortgage Services segment, consists of various components primarily including in-place workforce and anticipated revenue synergies given MPA’s market presence and future enhancements to our services including the development of origination services. All goodwill and intangible assets related to the acquisition of MPA are expected to be amortizable and deductible for income tax purposes.
We entered into employee agreements with certain key employees of MPA who also received the majority of our shares issued in connection with the acquisition.
Revenue and Net Income Attributable to Altisource from the date of acquisition through June 30, 2010, included in the Company’s Condensed Consolidated Statements of Operations, are as follows.

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2010	June 30, 2010
Revenue	$3,526	$5,828
Net Income Attributable to Altisource	117	44
Acquisition transaction costs are included in Selling, General and Administrative and Expenses in the Condensed Consolidated Statements of Operations.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)
The following tables present the unaudited pro forma Revenue, Net Income Attributable to Altisource and Diluted Earnings Per Share as if the acquisition of MPA had occurred at the beginning of the period presented.

	Six Months Ended
	June 30, 2010
(in thousands, except per share amounts)	As Reported	Pro Forma
Revenue	$132,321	$133,965
Net Income Attributable to Altisource	22,653	22,525
Earnings Per Share — Diluted	0.87	0.88

	Three Months Ended		Six Months Ended
	June 30, 2009		June 30, 2009
(in thousands, except per share amounts)	As Reported	Pro Forma	As Reported	Pro Forma
Revenue	$49,803	$55,681	$92,422	$102,704
Net Income Attributable to Altisource	7,015	6,610	11,454	12,361
Earnings Per Share — Diluted	0.29	0.27	0.48	0.51
NOTE 4 — ACCOUNTS RECEIVABLE, NET
Accounts Receivable, net consists of the following:

	June 30,	December 31,
(in thousands)	2010	2009
Third-party Accounts Receivable	$12,931	$11,638
Unbilled Fees	20,839	9,073
Receivable from Ocwen	4,340	10,066
Other Receivables	927	416

	39,037	31,193
Allowance for Doubtful Accounts	(1,488)	(696)

Total	$37,549	$30,497

Unbilled Fees consist primarily of Asset Management and Default Management Services for which we recognize revenues over the service delivery period but bill at completion of the service.
One of our customers in the Financial Services segment accounted for 10% and 20% of consolidated revenues in the six months ended June 30, 2010 and 2009, respectively. Another customer that contributes to both our Mortgage Services and Technology Products segments accounted for 11% of consolidated revenue in the six months ended June 30, 2010.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)
NOTE 5 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid Expenses and Other Current Assets consist of the following:

	June 30,	December 31,
(in thousands)	2010	2009
Prepaid Expenses	$1,578	$1,471
Other Current Assets	1,858	1,433

Total	$3,436	$2,904

NOTE 6 — PREMISES AND EQUIPMENT, NET
Premises and Equipment, net which include amounts recorded under capital leases, consists of the following:

	June 30,	December 31,
(in thousands)	2010	2009
Computer Hardware and Software	$27,119	$23,591
Office Equipment and Other	9,048	9,203
Furniture and Fixtures	2,080	2,663
Leasehold Improvements	3,160	3,441

	$41,407	$38,898
Less: Accumulated Depreciation and Amortization	(27,958)	(27,490)

Total	$13,449	$11,408

Depreciation and amortization expense, inclusive of capital lease obligations, amounted to $3.2 million and $2.8 million for the six months ended June 30, 2010 and 2009 respectively ($1.7 million and $1.4 million for the second quarter of 2010 and 2009 respectively), and is included in Cost of Revenue for operating assets and in Selling, General and Administrative expense for non-operating assets in the accompanying Condensed Consolidated Statements of Operations.
NOTE 7 — GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
Changes in Goodwill during the year ended June 30, 2010 and December 31, 2009 are summarized below:

(in thousands)	Mortgage Services	Financial Services	Technology Products	Total
Balance, December 31, 2009	$—	$7,706	$1,618	$9,324
Acquisition of MPA	8,835	—	—	8,835

Total	$8,835	$7,706	$1,618	$18,159

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)
Intangible Assets, Net
Intangible Assets, net consists of the following:

	Weighted Average	Gross Carrying Amount		Accumulated Amortization		Net Book Value
	Estimated Useful Life	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
(dollars in thousands)	(Years)	2010	2009	2010	2009	2010	2009
Definite-lived Intangible Assets
Trademarks	12	$10,200	$2,800	$1,932	$1,447	$8,268	$1,353
Customer Lists	19	37,700	37,700	6,391	5,334	31,309	32,366
Operating Agreement	15	35,000	—	972	—	34,028	—
Non-competes	4	1,200	—	125	—	1,075	—

Total Intangible Assets		$84,100	$40,500	$9,420	$6,781	$74,680	$33,719

Amortization expense for definite lived intangible assets was $2.6 million and $1.3 million for the six months ended June 30, 2010 and 2009, respectively ($1.5 million and $0.7 million for the second quarter ended 2010 and 2009 respectively). Amortization expense is expected to be $5.4 million, $5.6 million, $5.3 million, $5.1 million and $4.8 million for the years 2010 through 2014.
NOTE 8 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts Payable and Accrued Expenses consists of the following:

	June 30,	December 31,
(in thousands)	2010	2009
Accounts Payable	$1,337	$1,114
Income Taxes Payable, net	3,043	4,853
Payable to Ocwen	2,980	2,716
Accrued Expenses — General	8,615	8,373
Accrued Salaries and Benefits	7,727	7,136

Total	$23,701	$24,192

Other Current Liabilities consists of the following:

	June 30,	December 31,
(in thousands)	2010	2009
Mortgage Charge-Off and Deficiency Collections	$414	$2,458
Deferred Revenue	2,028	989
Facility Closure Cost Accrual, Current Portion	213	272
Other	3,255	2,220

Total	$5,911	$5,939

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)
Facility Closure Costs
During 2009, we accrued facility closure costs (included in other current and other non-current liabilities in the Condensed Consolidated Balance Sheet) primarily consisting of lease exit costs (expected to be paid through 2014) and severance for the closure of two facilities. The following table summarizes the activity, all recorded in our Financial Services segment, for the six months ended June 30, 2010:

(in thousands)	Lease Costs
Balance, December 31, 2009	$916
Payments	(146)

Balance, June 30, 2010	770
Less: Long-Term Portion	557

Facility Closure Cost Accrual, Current Portion	$213

We do not expect additional significant costs related to the closure of these facilities.
NOTE 9 — EQUITY BASED COMPENSATION
We provide stock-based awards as a form of compensation for certain employees and officers. We have issued stock-based awards in the form of stock options and restricted stock units. We recorded total stock compensation expense of $1.0 million for the six months ended June 30, 2010 ($0.7 million for the quarter). The compensation expense is included in Selling, General and Administrative Expenses in the accompany Condensed Consolidated Statements of Operations. During the second quarter of 2010, we issued 1,039 shares to each of our four Board of Directors and recorded a compensation charge of $0.2 million associated with the issuance.
During the six months ended June 30, 2010, the Company granted 0.9 million stock options with an exercise prices ranging between $22.00 and $25.00 per share depending on the grant date. The vesting schedule for the options has a time-based component, in which 25% of the options vest in equal increments over four years, and a market-based component, in which up to 75% of the options could vest in equal increments over four years commencing upon the achievement of certain performance criteria related to our stock price and the annualized rate of return to investors. Two-thirds of the market-based options would begin to vest over three years if the stock price realizes a compounded annual gain of at least 20% over the exercise price, so long as the stock price is at least double the exercise price. The remaining third of the market-based options would begin to vest over three years if the stock price realizes a 25% gain, so long as the stock price is at least triple the exercise price.
The fair value of the time-based options was determined using the Black-Scholes options pricing model while a lattice (binomial) model was used to determine the fair value of the market-based options using the following assumptions as of the grant date:

	Black-Scholes	Binomial
Risk-free Interest Rate	1.61% — 1.90%	0.02% — 3.66%
Expected Stock Price Volatility	36% — 40%	24% — 42%
Expected Dividend Yield	—	—
Expected Option Life (in years)	5	—
Contractual Life (in years)	—	10
Fair Value	$6.80 — $8.35	$7.35 and $10.04
As of June 30, 2010, estimated unrecognized compensation costs related to share-based payments amounted to $7.9 million which we expect to recognize over a weighted-average remaining requisite service period of approximately 3.9 years.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)
The following table summarizes activity of our stock options:

		Weighted
		Average	Weighted Average	Aggregate
	Number of	Exercise	Contractual Term	Intrinsic Value
	Options	Price	(in years)	(in thousands)
Outstanding at December 31, 2009	3,190,639	$9.90
Granted	887,500	23.51
Exercised	(124,134)	10.27
Forfeited	(58,333)	17.52
Outstanding at June 30, 2010	3,895,672	12.88	7.7	$46,260

Exercisable at June 30, 2010	1,199,745	$9.82	5.5	$17,900

Restricted Shares

Activity with respect to restricted shares was as follows for the six months ended June 30:

				Weighted
				Average
				Grant Date
			Restricted Shares	Fair Value
Outstanding at December 31, 2009			3,236	$18.00
Granted			—	—
Forfeited			—	—
Vested			(3,236)	$18.00

Outstanding at June 30, 2010			—	—

NOTE 10 — COST OF REVENUE
Cost of revenue principally includes payroll and employee benefits associated with personnel employed in customer service and operations roles, fees paid to external providers related to provision of services, reimbursable expenses, technology and telephony expenses as well as depreciation and amortization of operating assets. The components of cost of revenue were as follows for the periods ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Compensation and Benefits	$15,691	$12,803	$29,690	$25,877
Outside Fees and Services	13,321	9,959	25,781	19,557
Reimbursable Expenses	11,141	3,718	19,671	4,724
Technology and Communications	3,911	3,869	7,960	8,194

Total	$44,064	$30,349	$83,102	$58,352

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)
NOTE 11 — SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses include payroll, employee benefits, occupancy and other costs associated with personnel employed in executive, sales, marketing, human resources, consumer behavior, internal audit and finance roles. This category also includes professional fees, depreciation and amortization on non-operating assets. The components of selling, general and administrative expenses were as follows for the periods ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Compensation and Benefits	$3,965	$1,843	$8,005	$3,786
Professional Services	1,761	2,529	4,057	3,356
Occupancy Related Costs	3,759	1,975	6,112	4,110
Amortization of Intangible Assets	1,450	699	2,639	1,336
Other	1,852	1,627	4,359	3,563

Total	$12,787	$8,673	$25,172	$16,151

NOTE 12 — OTHER INCOME (EXPENSE), NET
Other Income (Expense), net consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Interest Income (Expense), net	$(20)	$(795)	$(39)	$(1,409)
Other, net	60	23	7	18

Total	$40	$(772)	$(32)	$(1,391)

Through the date of Separation, Interest Expense included an interest charge from Ocwen which represented an allocation of Ocwen’s total interest expense calculated based on our assets in comparison to Ocwen’s total assets. This charge was $1.1 million for the six months ending June 30, 2009 ($0.5 million for the second quarter). Subsequent to the date of Separation, we are no longer subject to the interest charge from Ocwen.
NOTE 13 — INCOME TAXES
For periods prior to the Separation Date, we are included in Ocwen’s tax returns. Our responsibility with respect to these periods is governed by a tax sharing agreement. In accordance with this agreement, U.S. income taxes were allocated as if they had been calculated on a separate company basis except that benefits for any net operating losses will be provided to the extent such loss is utilized in the consolidated U.S. federal tax return. The provision for income taxes prior to the Separation Date has been determined on a pro-forma basis as if we had filed separate income taxes under our current structure for the periods presented.
The Company revised its estimated effective tax rate for the full year 2010 to 12.5% in the second quarter. The revised estimate was due to the receipt of a favorable ruling in June 2010 regarding the treatment of certain intangibles that exist for purposes of determining the Company’s taxable income. The ruling is retroactive to the Separation Date. As a result of the ruling the Company recognized a $3.4 million credit attributable to 2009 in the second quarter. The net impact of the 2009 credit and the current year provision was a credit of $0.7 million recognized for the six months ended June 30, 2010. Income tax provision on income before income tax differs from amounts that would be computed by applying the Luxembourg federal corporate income tax rate of 28.6% primarily because of the effect of enacted tax statutes in multiple jurisdictions, the treatment of intangibles for tax purposes and differing tax rates outside of Luxembourg. This ruling did not have a material impact on our deferred tax assets or liabilities.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)
NOTE 14 — EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. On August 10, 2009, the Distribution by Ocwen was completed to the Ocwen stockholders of one share of Altisource common stock for every 3 shares of Ocwen common stock held as of August 4, 2009. In addition, holders of Ocwen’s 3.25% Contingent Convertible Unsecured Senior Notes due 2024 received one share of Altisource common stock deemed held on an as if converted basis. For such notes, the conversion ratio of 82.1693 shares of Ocwen common stock for every $1,000 in aggregate principal amount of notes held on August 4, 2009 was calculated first, and then we applied the distribution ratio of one share of Altisource common stock for every three shares of Ocwen common stock on an as converted basis to determine the number of shares each note holder received. As a result on August 10, 2009, the Company had 24,050,340 shares of common stock outstanding, and this share amount is being utilized for the calculation of basic EPS for all periods presented prior to the date of the Distribution.
Basic and diluted earnings per share for the three and six months ended June 30, 2010 and 2009 are calculated as follows:

	Three Months Ended			Three Months Ended
	June 30, 2010			June 30, 2009
		Weighted Ave.			Weighted Ave.
(in thousands, except per share amounts)	Income	Shares	Per Share	Income	Shares	Per Share
Basic	$16,347	25,226	$0.65	$7,015	24,050	$0.29

Effect of Dilutive Securities:
Stock Options	—	1,018		—	—
Restricted Stock	—	3		—	—

Diluted	$16,347	26,247	$0.62	$7,015	24,050	$0.29

	Six Months Ended			Six Months Ended
	June 30, 2010			June 30, 2009
(in thousands, except per		Weighted Ave.			Weighted Ave.
share amounts)	Income	Shares	Per Share	Income	Shares	Per Share
Basic	$22,653	24,960	$0.91	$11,454	24,050	$0.48

Effect of Dilutive Securities:
Stock Options	—	1,002		—	—	—
Restricted Stock	—	3		—	—	—

Diluted	$22,653	25,965	$0.87	$11,454	24,050	$0.48

A total of 0.2 million options that were anti-dilutive have been excluded from the computation of diluted EPS for the three and six months ended June 30, 2010. These options were anti-dilutive because their exercise price was greater than the average market price of our stock. Also excluded from the computation of diluted EPS in both 2010 periods are 0.7 million options granted for shares that are issuable upon the achievement of certain market and performance criteria related to our stock price and an annualized rate of return to investors that have not been met at this point.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)
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
Financial information for our segments is as follows:

	Three Months Ended June 30, 2010
				Corporate Items and	Consolidated
(in thousands)	Mortgage Services	Financial Services	Technology Products	Eliminations(1)	Altisource
Revenue	$47,076	$15,480	$12,485	$(3,693)	$71,348
Cost of Revenue	28,519	12,569	6,669	(3,693)	44,064

Gross Profit	18,557	2,911	5,816	—	27,284
Selling, General and Administrative Expenses	3,718	3,828	1,324	3,917	12,787

Income (Loss) from Operations	14,839	(917)	4,492	(3,917)	14,497
Other Income (Expense), net	(41)	(13)	(9)	103	40

Income (Loss) Before Income Taxes	$14,798	$(930)	$4,483	$(3,814)	$14,537

Transactions with Related Parties Included Above:
Revenue	$31,222	$25	$4,537	$—	$35,784

Selling, General and Administrative Expenses	$—	$—	$—	$264	$264

	Six Months Ended June 30, 2010
				Corporate Items and	Consolidated
(in thousands)	Mortgage Services	Financial Services	Technology Products	Eliminations(1)	Altisource
Revenue	$83,870	$31,113	$24,459	$(7,121)	$132,321
Cost of Revenue	51,503	25,404	13,316	(7,121)	83,102

Gross Profit	32,367	5,709	11,143	—	49,219
Selling, General and Administrative Expenses	6,496	7,593	2,430	8,653	25,172

Income (Loss) from Operations	25,871	(1,884)	8,713	(8,653)	24,047
Other Income (Expense), net	(38)	(29)	(21)	56	(32)

Income (Loss) Before Income Taxes	$25,833	$(1,913)	$8,692	$(8,597)	$24,015

Transactions with Related Parties Included Above:
Revenue	$55,984	$76	$8,975	$—	$65,035

Selling, General and Administrative Expenses	$—	$—	$—	$588	$588

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)

	Three Months Ended June 30, 2009
				Corporate Items and	Consolidated
(in thousands)	Mortgage Services	Financial Services	Technology Products	Eliminations(1)	Altisource
Revenue	$24,020	$16,469	$12,109	$(2,795)	$49,803
Cost of Revenue	13,369	13,810	5,965	(2,795)	30,349

Gross Profit	10,651	2,659	6,144	—	19,454
Selling, General and Administrative Expenses	1,957	3,748	1,118	1,850	8,673

Income (Loss) from Operations	8,694	(1,089)	5,026	(1,850)	10,781
Other Income (Expense), net	(10)	(647)	(115)	—	(772)

Income (Loss) Before Income Taxes	$8,684	$(1,736)	$4,911	$(1,850)	$10,009

Transactions with Related Parties Included Above:
Revenue	$17,080	$22	$5,362	$—	$22,464

Selling, General and Administrative Expenses	$1,053	$194	$596	$—	$1,843

Interest Expense	$11	$424	$93	$—	$528

	Six Months Ended June 30, 2009
				Corporate Items and	Consolidated
(in thousands)	Mortgage Services	Financial Services	Technology Products	Eliminations(1)	Altisource
Revenue	$41,720	$33,787	$22,682	$(5,767)	$92,422
Cost of Revenue	23,780	27,879	12,460	(5,767)	58,352

Gross Profit	17,940	5,908	10,222	—	34,070
Selling, General and Administrative Expenses	3,675	7,830	2,796	1,850	16,151

Income (Loss) from Operations	14,265	(1,922)	7,426	(1,850)	17,919
Other Income (Expense), net	(23)	(1,115)	(253)	—	(1,391)

Income (Loss) Before Income Taxes	$14,242	$(3,037)	$7,173	$(1,850)	$16,528

Transactions with Related Parties Included Above:
Revenue	$30,392	$38	$10,757	$—	$41,187

Selling, General and Administrative Expenses	$2,181	$382	$1,223	$—	$3,786

Interest Expense	$23	$882	$192	$—	$1,097

(1)	Intercompany transactions primarily consist of information technology infrastructure services and charges for the use of certain REAL products from our Technology Products segment to our other two segments. Generally, we reflect these charges within technology and communication in the segment receiving the services, except for consulting services, which we reflect in professional services.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)
NOTE 16 — COMMITMENTS AND CONTINGENCIES
Litigation
The Company is from time to time involved in legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material impact on the Company’s financial condition, results of operations or cash flows.
Tax Matters Agreement
The Distribution was intended to be a tax-free transaction under Section 355 of the Internal Revenue Code (the “Code”). However, Ocwen recognized, and will pay tax on, substantially all of the gain it has in the assets that comprise Altisource as a result of the restructuring. To the extent Ocwen recognizes tax under Section 355 of the Code, Altisource has agreed to indemnify Ocwen. In addition, we have agreed to indemnify Ocwen should the expected tax treatments not be upheld upon review or audit to the extent related to our operating results. As of June 30, 2010, the Company does not believe it has a material obligation under this indemnity.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Altisource. MD&A is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying notes and with our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 17, 2010.
This MD&A contains forward-looking statements; please see page 42 for more information. Significant components of the MD&A section include:

Page
SECTION 1 — Overview	23
The overview section provides a summary of Altisource and our reportable business segments. We also include a discussion of factors affecting our consolidated results of operations as well as items specific to each business group. In addition, we provide a brief description of our basis of presentation for our financial results.

SECTION 2 — Consolidated Results of Operations	24
The consolidated results of operations section provides an analysis of our results on a consolidated basis for the three and six months ending June 30, 2010 and 2009. When helpful in explaining trends, we also discuss sequential results. Significant subsections within this section are as follows:

Summary Consolidated Results	24
Revenue	25
Cost of Revenue	25
Selling, General and Administrative Expenses	26
EBITDA	27
Income Taxes	28

SECTION 3 — Segment Results of Operations	28
The segment results of operations section provides an analysis of our results on a reportable operating segment basis for the three and six months ending June 30, 2010 and 2009. We discuss known trends and uncertainties. When helpful in explaining trends, we also discuss sequential results. Significant subsections within this section are as follows:

Mortgage Services	33
Financial Services	36
Technology Products	39

SECTION 4 — Liquidity and Capital Resources	40
The liquidity and capital resources section provides discussion of our ability to generate adequate amounts of cash to meet our current and future needs. Significant subsections within this section are as follows:

Liquidity	40
Cash Flows	41
Liquidity Requirements after June 30, 2010	41
Capital Resources	42
Commitments and Contingencies	42

SECTION 5 — Critical Accounting Policies	42

SECTION 6 — Other Matters	42
The other matters section provides a discussion of related party transactions and provisions of the various separation related agreements with Ocwen.

SECTION 7 — Forward Looking Statements	42

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
Our objective is to become a global knowledge process provider initially focused on the entire mortgage services lifecycle and credit to cash lifecycle management spaces. We intend to achieve this objective by executing on our strategies of penetrating existing customers, acquiring new customers, increasing quality and reducing costs and investing in new service offerings.
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
B. Basis of Presentation
The accompanying condensed consolidated financial statements present the historical results of operations, assets and liabilities attributable to the Altisource businesses. For periods prior to the Separation Date, these condensed consolidated financial statements include allocations of expenses from Ocwen for certain corporate functions. Total corporate costs allocated to the Company were $3.8 million for the six months ended June 30, 2009 ($1.8 million for the second quarter). The charges for these functions are included primarily in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations. In addition, Ocwen had allocated interest expense to us based upon our portion of assets to Ocwen’s total assets which is reflected as “Interest expense” in the Condensed Consolidated Statements of Operations. Other than transition services, there have been no allocations of Ocwen expenses charged to us since the Separation Date.
In February 2010, we acquired all of the outstanding membership interests of MPA. MPA was formed as a Delaware limited liability company with the purpose of managing BPMC which operates as Lenders One. Lenders One is a national alliance of independent mortgage bankers that provides its Members with education and training along with revenue enhancing, cost reducing and market share expanding opportunities. The results of operations of BPMC are consolidated under the variable interest model since the acquisition date.
The condensed consolidated financial statements also do not necessarily reflect what the Company’s consolidated results of operations, financial position and cash flows would have been had the Company operated as an independent company during the entirety of the periods presented. For instance, as an independent public company, Altisource incurs costs in excess of those previously allocated by Ocwen for maintaining a separate Board of Directors, obtaining a separate audit, relocating certain executive management and hiring additional personnel.
Factors Affecting Comparability
In addition to the items noted within the Basis of Presentation section presented above, the following additional item may impact the comparability of our results:
•	During the quarter ended June 30, 2009 we recognized $1.9 million of one-time costs in anticipation of the Separation from Ocwen.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
SECTION 2 — CONSOLIDATED RESULTS OF OPERATIONS
Summary Consolidated Results
Following is a discussion of our consolidated results of operations for the periods indicated. The following table sets forth information regarding our results of operations for the periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except per share amounts)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Service Revenue	$58,910	$46,085	12,825	28	$110,566	$87,698	22,868	26
Reimbursable Expenses	11,141	3,718	7,423	200	19,671	4,724	14,947	N/M
Cooperative Non-controlling Interest	1,297	—	1,297	N/M	2,084	—	2,084	N/M

Total Revenue	71,348	49,803	21,545	43	132,321	92,422	39,899	43

Cost of Revenue	32,923	26,631	6,292	24	63,431	53,628	9,803	18
Reimbursable Expenses	11,141	3,718	7,423	200	19,671	4,724	14,947	N/M

Gross Profit	27,284	19,454	7,830	40	49,219	34,070	15,149	45

Selling, General and Administrative Expenses	12,787	8,673	4,114	47	25,172	16,151	9,021	56

Income from Operations	14,497	10,781	3,716	35	24,047	17,919	6,128	34

Other Income (Expense), net	40	(772)	812	105	(32)	(1,391)	1,359	98

Income Before Income Taxes and Non-controlling Interests	14,537	10,009	4,528	45	24,015	16,528	7,487	45
Income Tax Benefit (Provision)	3,107	(2,994)	6,101	204	722	(5,074)	5,796	114

Net Income	17,644	7,015	10,629	152	24,737	11,454	13,283	116

Net Income Attributable to Non-controlling Interests	(1,297)	—	(1,297)	N/M	(2,084)	—	(2,084)	N/M

Net Income Attributable to Altisource	$16,347	$7,015	9,332	133	$22,653	$11,454	11,199	98

Earnings Per Share
Basic	$0.65	$0.29			$0.91	$0.48

Diluted	$0.62	$0.29			$0.87	$0.48

Transactions with Related Parties:
Revenue	$35,784	$22,464	13,320	59	$65,035	$41,187	23,848	58

Selling, General and Administrative Expenses	$264	$1,843	(1,579)	(86)	$588	$3,786	(3,198)	(85)

Interest Expense	$—	$528	(528)	(100)	$—	$1,097	(1,097)	(100)

N/M — not meaningful.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
Revenue
The following table presents our revenues for the periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Mortgage Services:
Service Revenue:	$35,412	$20,302	15,110	74	$63,537	$36,996	26,541	72
Reimbursable Expenses	10,367	3,718	6,649	178	18,249	4,724	13,525	N/M
Cooperative Non-controlling Interest	1,297	—	1,297	N/M	2,084	—	2,084	N/M

Mortgage Services — Total Revenue	47,076	24,020	23,056	96	83,870	41,720	42,150	101

Financial Services:
Service Revenue:	14,706	16,469	(1,763)	(11)	29,691	33,787	(4,096)	(12)
Reimbursable Expenses	774	—	774	N/M	1,422	—	1,422	N/M

Financial Services — Total Revenue	15,480	16,469	(989)	(6)	31,113	33,787	(2,674)	(8)

Technology Products	12,485	12,109	376	3	24,459	22,682	1,777	8

Eliminations	(3,693)	(2,795)	(898)	(32)	(7,121)	(5,767)	(1,354)	(24)

Total Revenue	$71,348	$49,803	21,545	43	$132,321	$92,422	39,899	43

Transactions with Related Parties:

Mortgage Services	$31,222	$17,080	14,142	83	$55,984	$30,392	25,592	84

Financial Services	$25	$22	3	14	$76	$38	38	100

Technology Products	$4,537	$5,362	(825)	(15)	$8,975	$10,757	(1,782)	(17)

N/M — not meaningful.
Service Revenue consists of amounts attributable to our fee for service businesses. Reimbursable Expenses consists of amounts that we incur on behalf of our customers in performing our fee based services, but we pass such costs directly on to our customers without any additional markup. Cooperative Non-controlling Interests is attributable to the Members.
We recorded Total Revenue of $71. 3 million for the quarter ended June 30, 2010 reflecting a 43% increase over the same quarter in 2009 and a 17% increase over first quarter 2010. Total Revenue was $132.3 million for six months ended June 30, 2010 reflecting a 43% increase over the same period in 2009. The growth in Total Revenue for both periods is attributable to our Mortgage Services segment. Total Revenue for Mortgage Services segment doubled year to date as compared to the prior year principally as a result of its residential default and real estate services. Financial Services revenue declined $2.7 million year to date when compared to the prior year; however sequentially revenues were essentially flat to the first quarter due to increased placements from a customer we began servicing in 2009. Technology Products revenue increased year-over-year primarily as a result of growth in fees associated with our REALSuite of services.
Service Revenue of $58.9 million for quarter ended June 30, 2010 reflects a 28% increase over the same quarter in 2009 and a 14% increase over first quarter 2010. Services Revenue was $110.6 million for six months ended June 30, 2010 reflecting a 26% increase over the same period in 2009.
Our revenues are seasonal. More specifically, Financial Services revenue tends to be higher in the first half of the year, particularly the first quarter, as borrowers may use tax refunds to pay debts. Mortgage Services revenue is impacted by REO sales which tend to be at their lowest level during winter months and highest during summer months.
Cost of Revenue
Cost of revenue principally includes payroll and employee benefits associated with personnel employed in customer service and operations roles, fees paid to external providers related to provision of services, reimbursable expenses, technology and telephony

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
expenses as well as depreciation and amortization of operating assets. The components of cost of revenue were as follows for the periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Compensation and Benefits	$15,691	$12,803	2,888	23	$29,690	$25,877	3,813	15
Outside Fees and Services	13,321	9,959	3,362	34	25,781	19,557	6,224	32
Reimbursable Expenses	11,141	3,718	7,423	200	19,671	4,724	14,947	N/M
Technology and Communications	3,911	3,869	42	1	7,960	8,194	(234)	(3)

Cost of Revenue	$44,064	$30,349	13,715	45	$83,102	$58,352	24,750	42

Gross Margin Percentage:

Cost of Revenue / Total Revenue	38%	39%			37%	37%

Cost of Revenue less Reimbursable Expenses / Service Revenue	44%	42%			43%	39%

For the six months ended June 30, 2010, our gross margin percentages based on Total Revenues were comparable to the prior period. In evaluating the performance of our segments, we also evaluate margins based on Service Revenue. This neutralizes the impact of pass-through items for which we earn no margin. Our gross margins based on Service Revenue for the six months ended June 30, 2010 increased as a result of the composition of revenues being more weighted towards the higher margin Mortgage Services segment, the recent acquisition of MPA and our ability to scale our operations as our referral base grows.
Compensation and benefits costs continue to grow as we scale to support the national rollout of services and in anticipation of the growth in Ocwen’s residential loan portfolio. In addition, our compensation costs include $1.0 million of compensation costs year to date associated with equity-based compensation in the current period which is significantly higher than the prior year as we have sought to align management and key employee interests with those of shareholders. For periods subsequent to Separation Date, we began treating compensation costs associated with segment executive management and segment marketing activities and reclassifying such costs to be a component of selling, general and administrative.
Outside fees and services primarily increased in our Mortgage Services segment consistent with greater revenues from our new services. Outside fees and services also increased in our Financial Services segment as we increased our use of external collectors.
Technology and communication costs were relatively flat as increases related to the new data center were generally offset by other cost reduction initiatives.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include payroll, employee benefits, occupancy and other costs associated with personnel employed in executive, sales, marketing, human resources, consumer behavior, internal audit and finance roles. This category also includes professional fees, depreciation and amortization on non-operating assets. The components of selling, general and administrative expenses were as follows for the periods ended June 30, 2010 and 2009:

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Compensation and Benefits	$3,965	$1,843	2,122	115	$8,005	$3,786	4,219	111
Professional Services	1,761	2,529	(768)	(30)	4,057	3,356	701	21
Occupancy Related Costs	3,759	1,975	1,784	90	6,112	4,110	2,002	49
Amortization of Intangible Assets	1,450	699	751	107	2,639	1,336	1,303	98
Other	1,852	1,627	225	14	4,359	3,563	796	22

Total Selling, General and Administrative Expenses	$12,787	$8,673	4,114	47	$25,172	$16,151	9,021	56

Operating Percentage:
Operating Income / Total Revenue	20%	22%			18%	19%

Operating Income / Service Revenue	25%	23%			22%	20%

Our operating margin percentage decreased slightly for the six months ended June 30, 2010 as increases in operating leverage were offset by the impact of Reimbursable Expenses. When calculated based on Service Revenue, our operating margins for the three and six months ended June 30, 2010 improved slightly. As we are approximately one year from the Separation, we believe we have incurred much of the additional costs of being a separate public company and now are able to begin to leverage our cost basis to increase our operating margins as our business grows.
Compensation and benefits has increased from the prior year primarily as a result of the cost of being a separate public company and the need to have separate support functions such as accounting, legal and human resources as well as to the previously mentioned reclassification of certain executive and marketing related compensation costs from cost of revenues.
Professional services increased from the prior year primarily due to the cost of being a separate public company. In addition, the prior period includes $1.9 million of one-time costs related to the Separation.
Occupancy and equipment costs increased in 2010 as we leased new facilities primarily in India to support our expanding Mortgage Services operations and our new data center in Georgia, United States. This increase was partially offset by decreases associated with lease facility closure costs in Financial Services in 2009.
Amortization of intangible assets increased as a result of the intangibles acquired in connection with the acquisition of MPA (see Notes 3 and 7 to the condensed consolidated financial statements).
EBITDA
Altisource evaluates performance based on several factors of which a primary financial measure is income before interest, tax, depreciation and amortization (“EBITDA”). We believe that this non-GAAP financial measure is useful to investors and analysts in analyzing and assessing our overall business performance since we utilize this information for making operating decisions, for compensation decisions and for forecasting and planning future periods. While the Company uses non-GAAP financial measures as a tool to enhance its understanding of certain aspects of its financial performance and to provide incremental insight into the underlying factors and trends affecting both the Company’s performance and its cash-generating potential, the Company does not consider these measures to be a substitute for, or superior to, the information provided by GAAP financial measures. Consistent with this approach, the Company believes that disclosing non-GAAP financial measures to the readers of its financial statements provides such readers with useful supplemental data that, while not a substitute for GAAP financial measures, allows for greater transparency in the review of its financial and operational performance and enables investors to more fully understand trends in its current and future performance.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Income Before Income Taxes	$14,537	$10,009	4,528	45	$24,015	$16,528	7,487	45
Interest, net	20	796	(776)	(98)	39	1,410	(1,371)	(97)
Depreciation and Amortization	1,688	1,358	330	24	3,211	2,793	418	15
Amortization of Intangibles	1,450	699	751	107	2,639	1,336	1,303	98
Net Income Attributable to Non-controlling Interests	(1,297)	—	(1,297)	N/M	(2,084)	—	(2,084)	N/M

EBITDA(1)	$16,398	$12,862	3,536	28	$27,820	$22,067	5,753	26

EBITDA Margin:
EBITDA / Total Revenue	23%	26%			21%	24%

EBITDA / Service Revenue	28%	28%			25%	25%

(1)	See “SECTION 3 — SEGMENT RESULTS OF OPERATIONS” below for a reconciliation of the most directly comparable GAAP measure to EBITDA.
EBITDA for the six months ended June 30, 2010 increased to $27.8 million, a 26% increase over the comparable six months for 2009. In addition, we achieved a 44% sequential increase over the first quarter 2010. The growth in our EBITDA was predominantly driven by our Mortgage Services Segment. Our EBITDA margin based on Total Revenue percentage decreased principally due to the impact of Reimbursable Expenses and Non-Controlling Interests. EBITDA margins based on Service Revenue remained fairly consistent. Sequentially, our EBITDA margins based on Service Revenue improved to 28% compared to 22% during the first quarter of 2010 which reflects the benefit of the expansion of our higher margin asset management and default management services during the year.
Corporate and Eliminations EBITDA improved sequentially by $1.0 million principally as a result of the reduction of legal fees incurred during the first quarter.
Income Taxes
The Company revised its estimated effective tax rate for the full year 2010 to 12.5% in the second quarter. The revised estimate was due to the receipt of a favorable ruling in June 2010 regarding the treatment of certain intangibles that exist for purposes of determining the Company’s taxable income. The ruling is retroactive to the Separation Date. As a result of the ruling the Company recognized a $3.4 million credit attributable to 2009 in the second quarter. The net impact of the 2009 credit and the current year provision was a credit of $0.7 million recognized for the six months ended June 30, 2010. Income tax provision on income before income tax differs from amounts that would be computed by applying the Luxembourg federal corporate income tax rate of 28.6% primarily because of the effect of enacted tax statutes in multiple jurisdictions, the treatment of intangibles for tax purposes and differing tax rates outside of Luxembourg.
SECTION 3 — SEGMENT RESULTS OF OPERATIONS
The following section provides a discussion of pre-tax results of operations of our business segments for the periods ended June 30, 2010 and 2009. Transactions between segments are accounted for as third-party arrangements for purposes of presenting segment results of operations. Intercompany transactions primarily consist of information technology infrastructure services and charges for the use of certain REAL products from our Technology Products segment to our other two segments. Generally, we reflect these charges within technology and communication in the segment receiving the services, except for consulting services, which we reflect in professional services.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
Financial information for our segments is as follows:

	Three Months Ended June 30, 2010
				Corporate Items and	Consolidated
(in thousands)	Mortgage Services	Financial Services	Technology Products	Eliminations(1)	Altisource
Revenue	$47,076	$15,480	$12,485	$(3,693)	$71,348
Cost of Revenue	28,519	12,569	6,669	(3,693)	44,064

Gross Profit	18,557	2,911	5,816	—	27,284
Selling, General and Administrative Expenses	3,718	3,828	1,324	3,917	12,787

Income (Loss) from Operations	14,839	(917)	4,492	(3,917)	14,497
Other Income (Expense), net	(41)	(13)	(9)	103	40

Income (Loss) Before Income Taxes and Non-controlling Interests	$14,798	$(930)	$4,483	$(3,814)	$14,537

Reconciliation to EBITDA
Income (Loss) Before Income Taxes and Non-controlling Interests	$14,798	$(930)	$4,483	$(3,814)	$14,537
Interest, net	(2)	14	9	(1)	20
Depreciation and Amortization(2)	64	460	1,048	116	1,688
Amortization of Intangibles	782	668	—	—	1,450
Net Income Attributable to Non-controlling Interests	(1,297)	—	—	—	(1,297)

EBITDA	$14,345	$212	$5,540	$(3,699)	$16,398

Transactions with Related Parties:
Revenue	$31,222	$25	$4,537	$—	$35,784

Selling, General and Administrative Expenses	$—	$—	$—	$264	$264

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended June 30, 2009
				Corporate Items and	Consolidated
(in thousands)	Mortgage Services	Financial Services	Technology Products	Eliminations(1)	Altisource
Revenue	$24,020	$16,469	$12,109	$(2,795)	$49,803
Cost of Revenue	13,369	13,810	5,965	(2,795)	30,349

Gross Profit	10,651	2,659	6,144	—	19,454
Selling, General and Administrative Expenses	1,957	3,748	1,118	1,850	8,673

Income (Loss) from Operations	8,694	(1,089)	5,026	(1,850)	10,781
Other Income (Expense), net	(10)	(647)	(115)	—	(772)

Income (Loss) Before Income Taxes and Non-controlling Interests	$8,684	$(1,736)	$4,911	$(1,850)	$10,009

Reconciliation to EBITDA
Income (Loss) Before Income Taxes and Non-controlling Interests	$8,684	$(1,736)	$4,911	$(1,850)	$10,009
Interest, net	9	669	118	—	796
Depreciation and Amortization(2)	—	644	714	—	1,358
Amortization of Intangibles	—	699	—	—	699

EBITDA	$8,693	$276	$5,743	$(1,850)	$12,862

Transactions with Related Parties:
Revenue	$17,080	$22	$5,362	$—	$24,464

Selling, General and Administrative Expenses	$1,053	$194	$596	$—	$1,843

Interest Expense	$11	$424	$93	$—	$528

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Six Months Ended June 30, 2010
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Products	Eliminations(1)	Altisource
Revenue	$83,870	$31,113	$24,459	$(7,121)	$132,321
Cost of Revenue	51,503	25,404	13,316	(7,121)	83,102

Gross Profit	32,367	5,709	11,143	—	49,219
Selling, General and Administrative Expenses	6,496	7,593	2,430	8,653	25,172

Income (Loss) from Operations	25,871	(1,884)	8,713	(8,653)	24,047
Other Income (Expense), net	(38)	(29)	(21)	56	(32)

Income (Loss) Before Income Taxes and Non-controlling Interests	$25,833	$(1,913)	$8,692	$(8,597)	$24,015

Reconciliation to EBITDA
Income (Loss) Before Income Taxes and Non-controlling Interests	$25,833	$(1,913)	$8,692	$(8,597)	$24,015
Interest, net	(5)	30	21	(7)	39
Depreciation and Amortization(2)	119	1,001	1,903	188	3,211
Amortization of Intangibles	1,303	1,336	—	—	2,639
Net Income Attributable to Non-controlling Interests	(2,084)	—	—	—	(2,084)

EBITDA	$25,166	$454	$10,616	$(8,416)	$27,820

Transactions with Related Parties:
Revenue	$55,984	$76	$8,975	$—	$65,035

Selling, General and Administrative Expenses	$—	$—	$—	$588	$588

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Six Months Ended June 30, 2009
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Products	Eliminations(1)	Altisource
Revenue	$41,720	$33,787	$22,682	$(5,767)	$92,422
Cost of Revenue	23,780	27,879	12,460	(5,767)	58,352

Gross Profit	17,940	5,908	10,222	—	34,070
Selling, General and Administrative Expenses	3,675	7,830	2,796	1,850	16,151

Income (Loss) from Operations	14,265	(1,922)	7,426	(1,850)	17,919
Other Income (Expense), net	(23)	(1,115)	(253)	—	(1,391)

Income (Loss) Before Income Taxes and Non-controlling Interests	$14,242	$(3,037)	$7,173	$(1,850)	$16,528

Reconciliation to EBITDA
Income (Loss) Before Income Taxes and Non-controlling Interests	$14,242	$(3,037)	$7,173	$(1,850)	$16,528
Interest, net	21	1,140	249	—	1,410
Depreciation and Amortization(2)	3	1,289	1,501	—	2,793
Amortization of Intangibles	—	1,336	—	—	1,336

EBITDA	$14,266	$728	$8,923	$(1,850)	$22,067

Transactions with Related Parties:
Revenue	$30,392	$38	$10,757	$—	$41,187

Selling, General and Administrative Expenses	$2,181	$382	$1,223	$—	$3,786

Interest Expense	$23	$882	$192	$—	$1,097

(1)	Intercompany transactions primarily consist of information technology infrastructure services and charges for the use of certain REAL products from our Technology Products segment to our other two segments. Generally, we reflect these charges within technology and communication in the segment receiving the services, except for consulting services which we reflect in professional services.

(2)	Includes depreciation and amortization of $1.0 million and $1.1 million for the six months ended June 30, 2010 and 2009 ($0.4 million and $0.5 million for the quarter ended June 30, 2010 and 2009), for assets reflected in the Technology Products segment but utilized by the Financial Services segment.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
Mortgage Services
The following table presents our results of operations for our Mortgage Services segment for the three and six months ending June 30:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Service Revenue	$35,412	$20,302	15,110	74	$63,537	$36,996	26,541	72
Reimbursable Expenses	10,367	3,718	6,649	178	18,249	4,724	13,525	N/M
Cooperative Non-controlling Interest	1,297	—	1,297	N/M	2,084	—	2,084	N/M

Total Revenue	47,076	24,020	23,056	96	83,870	41,720	42,150	101

Cost of Revenue	28,519	13,369	15,150	113	51,503	23,780	27,723	117

Gross Profit	18,557	10,651	7,906	74	32,367	17,940	14,427	80
Selling, General and Administrative Expenses	3,718	1,957	1,761	90	6,496	3,675	2,821	77

Income from Operations	$14,839	$8,694	6,145	71	$25,871	$14,265	11,606	81

EBITDA(1)	$14,345	$8,693	5,652	65	$25,166	$14,266	10,900	76

Transactions with Related Parties Above:
Revenue	$31,222	$17,080	14,142	83	$55,984	$30,392	25,592	84

Selling, General and Administrative Expenses	—	1,053	(1,053)	N/M	—	2,181	(2,181)	N/M

Interest Expense	$—	$11	(11)	N/M	$—	$23	(23)	N/M

(1)	See above for a reconciliation of the most directly comparable GAAP measure to EBITDA.
N/M — not meaningful.
Total Revenue for the Mortgage Services segment doubled year to date as compared to the prior year principally as a result of the Company’s expansion of its residential default and real estate services. Sequentially, Mortgage Services Total Revenue grew $10.3 million or 28% primarily driven by Altisource’s expanded footprint as well as strong performance across all services that benefit Ocwen’s growing loan servicing portfolio.
Altisource continues to expand its default services. As of June 30, 2010, we:
•	Delivered our REO brokerage disposition services in 18 states with over 5,700 properties listed with brokers (compared to 10 states and approximately 4,800 properties listed with brokers as of March 31, 2010);

•	Managed property preservation services nationally for over 10,200 properties (compared to over 7,500 properties as of March 31, 2010); and

•	Provided default management services, particularly non-legal processing for foreclosure attorneys, in 24 states (compared to 13 as of March 31, 2010).
In May, Ocwen announced its acquisition of HomeEq Servicing from Barclays adding approximately 190,000 loans to the roughly 400,000 loans currently serviced by Ocwen. Assuming the transaction closes September 1st, Altisource would expect to see referrals from this acquisition during the fourth quarter resulting in revenue growth principally in 2011. At the completion of this transaction, Ocwen’s portfolio, measured by unpaid principal balance, will exceed $80 billion compared to $40 billion at the time of Altisource’s separation from Ocwen.
Acquisition of MPA
MPA and its consolidated subsidiary contributed $5.8 million of revenue and $1.4 million of EBITDA since the February 2010 acquisition date. This revenue and EBITDA was substantially in line with our internal projections which included a forecasted

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
decline in origination volumes during 2010. We expect this decline to be somewhat mitigated given the accelerated pace of new members joining the cooperative. Through June 30, 2010, MPA has added 18 new members and currently has 170 Members.
We remain focused on developing Altisource services that we can provide to the Members as we approach 2011 including valuation, title and fulfillment services. We believe that over time we can work with Ocwen and other partners to provide Members additional avenues to sell their loans beyond the current preferred investor arrangements resulting in improved capital markets execution for the Members. We expect this will facilitate the sale of our services to the Members.
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Revenue:
Asset Management Services	$18,470	$6,671	11,799	177	$31,849	$8,847	23,002	N/M
Component Services and Other	9,096	5,235	3,861	74	16,793	8,403	8,390	100
Residential Property Valuation	7,628	6,689	939	14	14,156	14,035	121	1
Closing and Title Services	6,164	4,169	1,995	48	11,417	8,590	2,827	33
Default Management Services	5,718	1,256	4,462	N/M	9,655	1,845	7,810	N/M
Others

Total Revenue	$47,076	$24,020	23,056	96	$83,870	$41,720	42,150	101

Transactions with Related Parties:
Asset Management Services	18,470	6,671	11,799	177	31,849	8,847	23,002	N/M
Residential Property Valuation	7,438	6,459	979	15	13,453	13,613	(160)	(1)
Closing and Title Services	3,562	3,358	204	6	7,390	7,135	255	4
Default Management Services	1,752	592	1,160	196	3,292	797	2,495	N/M

Total	$31,222	$17,080	14,142	83	$55,984	$30,392	25,592	84

Reimbursable Expenses:
Asset Management Services	9,759	2,736	7,023	N/M	17,128	3,146	13,982	N/M
Default Management Services	535	982	(447)	(46)	1,048	1,578	(530)	(34)
Closing and Title Services	73	—	73	N/M	73	—	73	N/M

Total	$10,367	$3,718	6,649	178	$18,249	$4,724	13,525	N/M

N/M — not meaningful
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
Asset Management Services. Asset management services principally include property preservation, property inspection, REO asset management and REO brokerage. In the first quarter of 2010, we completed our national network for property preservation services and, including our real estate broker referral network, have coverage nationally for REO dispositions. As of June 30, 2010, we were licensed to sell real estate in eighteen states (ten as of March 31, 2010). This resulted in an increase in REO brokerage referrals which drove revenue growth during the second quarter and should continue to drive revenue growth in the third quarter.
Component Services and Other. The increase in component services year over year is due to an expanded relationship with an existing customer beginning in the second quarter of 2009 and the inclusion of MPA’s results.
Residential Property Valuation. As one of the more mature services in our portfolio, residential property valuations are subject to market conditions. During the second quarter of 2010, we saw a sequential increase in revenues as a result of Ocwen’s residential loan portfolio growth resulting in the ordering of more valuations, particularly broker price opinions.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
Closing and Title Services. This business includes legacy services such as pre-foreclosure title services as well as an expanded array of title services that were rolled out during 2009 principally around REO purchase transactions. During 2010, we are focused on rolling out our title agency business in key markets which we believe will drive significant revenue growth at attractive margins. We have also applied for our title agency license in several counties in California which is a significant market for us. However, we do not expect to obtain agency status in California until the fourth quarter of 2010.
Default Management Services. This group includes support services whereby we provide non-legal back-office support for foreclosure, bankruptcy and eviction attorneys as well as non-judicial foreclosure services in California and Nevada through our trustee Western Progressive, LLC. Our default management services performed well during the second quarter; however, we saw a temporary decline in referrals in June 2010 due to new government regulations. We expect this decline to be a timing difference and referrals to increase in late July or early August 2010.
Cost of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Expenditures	$18,152	9,651	8,501	88	33,254	19,056	14,198	75
Reimbursable Expenses	10,367	3,718	6,649	179	18,249	4,724	13,525	N/M

Cost of Revenue	$28,519	$13,369	15,150	113	$51,503	$23,780	27,723	117

Gross Margin Percentage:

Cost of Revenue / Total Revenue	39%	44%			39%	43%

Cost of Revenue less Reimbursable Expenses / Service Revenue	49%	52%			49%	48%

N/M — not meaningful.
For the six months ended June 30, 2010, our gross margin percentages declined when compared to margins of the prior year period due principally to costs associated with our expanded platform as well as the impact of Reimbursable Expenses. Our gross margins for the six months ended June 30, 2010 based on Service Revenue increased as a result of our ability to scale our operations as our referral base grows.
Selling, General and Administrative Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Total Selling, General and Administrative Expenses	$3,718	$1,957	1,761	90	$6,496	$3,675	2,821	77

Operating Percentage:
Operating Income / Total Revenue	32%	36%			31%	34%

Operating Income / Service Revenue	42%	43%			41%	39%

Selling, General and Administrative Expenses increased principally as a result of the classification of certain compensation and benefit costs related to executive management and marketing previously being captured either in Cost of Revenue or as a component of the Corporate segment now being captured in Selling, General and Administrative Expenses. In addition, professional services fees such as those associated with the external audit have increased as a result of being a public company. Such costs are allocated to the segments based upon expected hours to be incurred per segment by the vendor.
Our operating margin percentage for Mortgage Services decreased for the six months ended June 30, 2010 as increases in operating leverage were offset by the impact of Reimbursable Expenses. Our operating margins for the three and six months ended June 30, 2010 based on Service Revenue improved as we begun to leverage our global operations.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
EBITDA	$14,345	$8,693	5,652	65	$25,166	$14,266	10,900	76

EBITDA Margin:
EBITDA / Total Revenue	30%	36%			30%	34%

EBITDA / Service Revenue	41%	43%			40%	39%

Mortgage Services EBITDA for the six months ended June 30, 2010 increased to $25.2 million, a 76% increase over the comparable six months for 2009. In addition, this segment achieved a 33% sequential increase over the first quarter 2010. The growth in our EBITDA was predominantly driven by the expansion of our national footprint and the increase in Ocwen’s residential loan portfolio. Mortgage Services EBITDA margins calculated based upon Total Revenue declined for the six months ended June 30, 2010 compared to the comparable prior period due to the growth in Reimbursable Expenses as well as revenue attributable to non-controlling interests. EBITDA margins year to date based on Service Revenue improved as the company continues to expand its national footprint for both existing and new services. Sequentially EBITDA margins based on Service Revenue improved from 38% in the first quarter of 2010.
Financial Services
The following table presents our results of operations for our Financial Services segment for the three and six months ending June 30:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Service Revenue	$14,706	16,469	(1,763)	(11)	$29,691	33,787	(4,096)	(12)
Reimbursable Expenses	774	—	774	N/M	1,422	—	1,422	N/M

Total Revenue	15,480	16,469	(989)	(6)	31,113	33,787	(2,674)	(8)

Cost of Revenue	12,569	13,810	(1,241)	(9)	25,404	27,879	(2,475)	(9)

Gross Profit	2,911	2,659	252	10	5,709	5,908	(199)	(3)
Selling, General and Administrative Expenses	3,828	3,748	80	2	7,593	7,830	(237)	(3)

Income from Operations	(917)	(1,089)	172	16	(1,884)	(1,922)	38	2

EBITDA(1)	$212	$276	(64)	(23)	$454	$728	(274)	(38)

Transactions with Related Parties Above:
Revenue	$25	$22	3	14	$76	$38	38	100

Selling, General and Administrative Expenses	$—	$194	(194)	N/M	$—	$382	(382)	N/M

Interest Expense	$—	$424	(424)	N/M	$—	$882	(882)	N/M

(1)	See above for a reconciliation of the most directly comparable GAAP measure to EBITDA.
N/M — not meaningful.
Financial Services revenue declined both for the quarter and year to date when compared to prior year as we continue to operate in a difficult economic environment. Sequentially, revenues were essentially flat to the first quarter due to increased placements from a customer we began servicing in 2009.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
Our strategy for 2010 continues to be focused on improving margins principally via improving revenue per collector, expanding our quality initiatives and investing in new technology
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Revenue:
Asset Recovery Management	$12,575	$12,950	(375)	(3)	$25,395	$27,239	(1,844)	(7)
Customer Relationship Management	2,905	3,519	(614)	(17)	5,718	6,548	(830)	(13)

Total Revenue	$15,480	$16,469	(989)	(6)	$31,113	$33,787	(2,674)	(8)

Transactions with Related Parties:
Asset Recovery Management	$25	$22	3	14	$76	$38	38	100

In our Financial Services segment, we generate the majority of our revenue from asset recovery management fees we earn for collecting amounts due to our customers and from fees we earn for performing customer relationship management for our customers.
Asset Recovery Management. Our revenues associated with contingency collections declined slightly when compared to the second quarter in the prior year principally due to lower placements and the shifting of placements to offshore operations.
Customer Relationship Management. Our revenues associated with customer relationship management declined year over year as we sought to wind down our relationship with one customer due to unsatisfactory margins. Sequentially, revenues increased slightly.
Cost of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Expenditures	$11,795	$13,810	(2,015)	(15)	$23,982	$27,879	(3,897)	(14)
Reimbursable Expenses	774	—	774	N/M	1,422	—	1,422	N/M

Cost of Revenue	12,569	13,810	(1,241)	(9)	25,404	27,879	(2,475)	(9)

Gross Margin Percentage:

Cost of Revenue / Total Revenue	19%	16%			18%	17%

Cost of Revenue less Reimbursable Expenses / Service Revenue	20%	16%			19%	17%

N/M — not meaningful.
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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
Selling, General and Administrative Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Total Selling, General and Administrative Expenses	$3,828	$3,748	80	2	$7,593	$7,830	(237)	(3)

Operating Percentage:

Operating Income / Total Revenue	(6)%	(7)%			(6)%	(6)%

Operating Income / Service Revenue	(6)%	(7)%			(6)%	(6)%

Selling, general and administrative expenses increased primarily as a result of increased costs associated with collection efforts.
EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
EBITDA	$212	$276	(64)	(23)	$454	$728	(274)	(38)

EBITDA Margin:
EBITDA / Total Revenue	1%	2%			2%	2%

Financial Services EBITDA declined modestly year over year despite a revenue decline of $2.7 million which reflects the cost savings initiatives we undertook in the second half of 2009 and the wind-down of business from a lower margin customer relationship management client in 2010. In August, we will begin the installation of a new hosted collection system. Once fully operational in 2011, we expect this system to result in significant cost savings as well as increased revenues due to improved collector performance.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
Technology Products
The following table presents our results of operations for our Technology Products segment for the three and six months ending June 30:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Revenue	$12,485	$12,109	376	3	$24,459	$22,682	1,777	8
Cost of Revenue	6,669	5,965	704	12	13,316	12,460	856	7

Gross Profit	5,816	6,144	(328)	(5)	11,143	10,222	921	9

Selling, General and Administrative Expenses	1,324	1,118	206	18	2,430	2,796	(366)	(13)

Income from Operations	$4,492	$5,026	(534)	(11)	$8,713	$7,426	1,287	17

EBITDA(1)	$5,540	$5,743	(203)	(4)	$10,616	$8,923	1,693	19

Transactions with Related Parties Above:
Revenue	$4,537	$5,362	(825)	(16)	$8,975	$10,757	(1,782)	(17)

Selling, General and Administrative Expenses	$—	$596	(596)	N/M	$—	$1,223	(1,223)	N/M

Interest Expense	$—	$93	(93)	N/M	$—	$192	(192)	N/M

(1)	See “above for a reconciliation of the most directly comparable GAAP measure to EBITDA.
N/M — not meaningful.
The primary focus of the Technology Products segment continues to be supporting the growth of Mortgage Services and Ocwen as well as the cost reduction and quality initiatives on-going within the Financial Services segment. During the first quarter, we re-organized the management team of Technology Products by naming a new Chief Operating Officer for the segment. We are focused on enhancing our development and infrastructure capabilities to support both our expansion efforts and those of Ocwen. In addition, we remain focused on the commercialization of our service offerings to expand their applicability to a broader audience.
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Revenue:
REALSuite	$7,565	$6,720	845	13	$14,551	$11,656	2,895	25
IT Infrastructure Services	4,920	5,389	(469)	(9)	9,908	11,026	(1,118)	(10)

Total Revenue	$12,485	$12,109	376	3	$24,459	$22,682	1,777	8

Transactions with Related Parties:
REALSuite	$2,653	$2,429	224	9	$5,208	$4,836	372	8
IT Infrastructure Services	1,884	2,933	(1,049)	(36)	3,767	5,921	(2,154)	(36)

Total	$4,537	$5,362	(825)	(16)	$8,975	$10,757	(1,782)	(17)

Beginning with the second quarter of 2009, we began generating the majority of our revenue within this segment from our REALSuite of services, and we expect this trend to continue for the foreseeable future.
REALSuite. Our REALSuite revenue is primarily driven by our REALServicing® product which is our comprehensive residential loan servicing platform. Increases in both year-to-date and quarterly revenues were driven by increases in REALServicing attributable to an expanded agreement with a non-related third party customer and the growth in Ocwen’s residential loan portfolio.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
IT Infrastructure Services. Our IT infrastructure services revenues declined when compared to the comparable period in 2009 primarily due to lower intercompany billings (which we eliminate in consolidation but include in our segment presentation).
Cost of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Cost of Revenue	$6,669	$5,965	704	12	$13,316	$12,460	856	7

Gross Margin Percentage:

Cost of Revenue / Total Revenue	47%	51%			46%	45%

Cost of revenue increased both year-to-date and in the second quarter as a result of an increase in compensation and benefits as we added personnel to enhance our service capabilities, support our growth and commercialize our products.
Selling, General and Administrative Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Total Selling, General and Administrative Expenses	$1,324	$1,118	206	18	$2,430	$2,796	(366)	(13)

Operating Percentage:

Operating Income / Total Revenue	36%	42%			36%	33%

Selling, general and administrative expenses declined year to date primarily due to lower occupancy charges.
EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
EBITDA	$5,540	$5,743	(203)	(4)	$10,616	$8,923	1,693	19

EBITDA Margin:
EBITDA / Total Revenue	44%	47%			43%	39%

Technology Products EBITDA for the six months ended June 30, 2010 increased year over year as a result of the growth in REALSuite revenues. For the quarter, EBITDA declined when compared to the prior year with the principal drivers being increased compensation costs and costs associated with the new data center. Sequentially margins improved. The Company is increasing expenditures in technology software and hardware to support its commercialization efforts, Ocwen’s growing servicing portfolio and Altisource’s growth.
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
We generate significant excess cash that we will seek to deploy in a disciplined manner. Principally, we will continue to invest in compelling services that we believe will generate high margins. In addition, we may seek to acquire a limited number of

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
companies that fit our strategic objectives. Finally, given the tax inefficiency of dividends, the low returns earned on cash held and our desire to only perform a limited number of acquisitions, we believe one of the best ways to return value to shareholders is a share repurchase program. Under Luxembourg law, we need shareholder approval to initiate such a program. We received shareholder approval at our Annual General Meeting held on May 19, 2010 for a share repurchase program. The program is described in our proxy filed with the SEC on April 8, 2010.
Cash Flows
The following table presents our cash flows for the six months ended June 30:

	Six Months Ended June 30,
(in thousands)	2010	2009	$ Change	% Change
Net Income Adjusted for Non-cash Items	$32,625	$15,479	17,144	111
Working Capital	(8,283)	(2,378)	(5,903)	(248)

Cash Flow from Operating Activities	24,342	13,101	11,241	86
Cash Flow from Investing Activities	(31,051)	(1,553)	(29,498)	N/M
Cash Flow from Financing Activities	(2,907)	(6,331)	3,424	54

Net Change in Cash	(9,616)	5,217	(14,833)	N/M
Cash at Beginning of Period	30,456	6,988	23,468	N/M

Cash at End of Period	$20,840	$12,205	8,635	71

N/M — not meaningful.
Cash Flow from Operating Activities
Cash flow from operating activities consists of two components: (i) net income adjusted for depreciation, amortization and certain other non-cash items and (ii) working capital. For the six months ended June 30, 2010, we generated $24.5 million in positive cash flow from operations which reflects our increased profitability adjusted for non-cash items as our businesses have expanded. Our working capital requirements increased significantly during the second quarter as a result of our expanded Asset Management and Default Management services within our Mortgage Services segment and the increase in the associated referrals.
Cash Flow from Investing Activities
The largest use of cash flow for investing activities was the acquisition of MPA in February 2010 for which the purchase consideration included $29.0 million in cash. In addition, we saw an elevated increase in purchases of premises and equipment to support our expansion of operations and in anticipation of Ocwen’s portfolio increases.
Cash Flow from Financing Activities
During 2010, cash flow from financing activities primarily includes activity associated with stock option exercises and payments to non-controlling interest owners as a result of the acquisition of MPA. Prior to our Separation from Ocwen, we participated in a centralized cash management program with Ocwen. We made a significant amount of our cash disbursements through centralized payable systems which were operated by Ocwen, and a significant amount of our cash receipts were received by us and transferred to centralized accounts maintained by Ocwen. There were no formal financing arrangements with Ocwen, and we recorded all cash receipts and disbursement activity between Ocwen and us prior to the Separation through invested equity in the Condensed Consolidated Balance Sheets and as net distributions in the Condensed Consolidated Statements of Equity and Cash Flows because we considered such amounts to have been distributed to Ocwen.
Liquidity Requirements after June 30, 2010
During the third quarter, we expect to pay $0.8 million to the prior owners of MPA (see Note 3 to the condensed consolidated financial statements) and distribute $1.3 million to MPA members. In addition, we currently estimate our capital expenditures will be $5.0 — $7.0 million mostly in the third quarter to support growth of our services and Ocwen’s loan portfolio.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
Management is not aware of any other trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.
Capital Resources
Given our ability to generate cash flow which is sufficient to fund both current operations as well as expansion activities, we require very limited capital. Were we to need additional capital, we believe we have adequate access to both debt and equity capital markets.
Commitments and Contingencies
For details of these transactions, see Note 16 to the condensed consolidated financial statements.
SECTION 5 — CRITICAL ACCOUNTING POLICIES AND ESTIMATES
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
SECTION 6 — OTHER MATTERS
Related Party — Ocwen
For the six months ended June 30, 2010, approximately $56.0 million of the Mortgage Services, $0.1 million of the Financial Services and $9.0 million of the Technology Products segment revenues were from services provided to Ocwen or sales derived from Ocwen’s loan servicing portfolio. Services provided to Ocwen included residential property valuation, real estate asset management and sales, trustee management services, property inspection and preservation, closing and title services, charge-off second mortgage collections, core technology back office support and multiple business technologies including our REALSuite of products. We provided all services at rates we believe to be comparable to market rates.
In connection with the Separation, Altisource and Ocwen entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the Separation including a Separation Agreement, a Tax Matters Agreement, an Employee Matters Agreement, an Intellectual Property Agreement, a Data Center and Disaster Recovery Agreement, a Technology Products Services Agreement, a Transition Services Agreement and certain long-term servicing contracts (collectively, the “Agreements”) (see Note 4 to our 2009 Form 10-K). For the six months ended June 30, 2010, Altisource billed Ocwen $0.8 million ($0.4 million for the second quarter) and Ocwen billed Altisource $0.6 million ($0.3 million for the second quarter) for services provided under the Transition Services Agreement. These amounts are reflected as a component of Selling, General and Administrative expenses in the accompanying Condensed Consolidated Statements of Operations.
SECTION 7 — FORWARD LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements that relate to, among other things, our future financial and operating results. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms and other comparable terminology including, but not limited to, the following:
•	assumptions related to the sources of liquidity and the adequacy of financial resources;

•	assumptions about our ability to grow our business;

•	assumptions about our ability to reduce our cost structure;

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
•	expectations regarding collection rates and placements in our Financial Services segment;

•	estimates regarding the calculation of our effective tax rate; and

•	estimates regarding our reserves and valuations.
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
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange rate risk in connection with our investment in non-U.S. dollar functional currency operations, which are limited, to the extent that our foreign exchange positions remain un-hedged.
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

b)	Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ending June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ALTISOURCE PORTFOLIO SOLUTIONS S.A. (Registrant)
Date: July 30, 2010	By:	/s/ Robert D. Stiles
Robert D. Stiles
Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)