Form 10-Q
period 2010-09-30
Altisource Portfolio Solutions S.A.
filed 2010-10-28
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 30, 2010, there were 25,412,748 outstanding shares of the registrant’s shares of beneficial interest.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30,	December 31,
	2010	2009
ASSETS

Current Assets:
Cash and Cash Equivalents	$23,037	$30,456
Accounts Receivable, net	46,772	30,497
Prepaid Expenses and Other Current Assets	4,689	2,904
Deferred Tax Assets, net	3,532	1,546

Total Current Assets	78,030	65,403

Restricted Cash	779	—
Premises and Equipment, net	16,157	11,408
Intangible Assets, net	73,230	33,719
Goodwill	15,380	9,324
Other Non-current Assets	4,331	702

Total Assets	$187,907	$120,556

LIABILITIES AND EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$26,960	$24,192
Capital Lease Obligations — Current	804	536
Other Current Liabilities	6,718	5,939

Total Current Liabilities	34,482	30,667

Capital Lease Obligations — Non-current	1,008	128
Deferred Tax Liability, net	1,219	2,769
Other Non-current Liabilities	3,400	644

Commitment and Contingencies (Note 16)

Equity:
Common Stock ($1.00 par value; 100,000 shares authorized; 25,413 shares issued and 25,327 outstanding in 2010; 24,145 shares issued and outstanding in 2009)	25,413	24,145
Retained Earnings	44,150	11,665
Additional Paid-in Capital	78,321	50,538
Treasury Stock, at cost ($1.00 par value; 86 shares in 2010)	(2,311)

Altisource Equity	145,573	86,348

Non-controlling Interests	2,225	—

Total Equity	147,798	86,348

Total Liabilities and Equity	$187,907	$120,556

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue	$77,580	$54,064	$209,901	$146,486
Cost of Revenue	48,647	33,453	131,749	91,805

Gross Profit	28,933	20,611	78,152	54,681
Selling, General and Administrative Expenses	14,996	11,065	40,168	27,216

Income from Operations	13,937	9,546	37,984	27,465
Other Income (Expense), net	698	2,546	666	1,155

Income Before Income Taxes and Non-controlling Interests	14,635	12,092	38,650	28,620
Income Tax Provision	(2,751)	(3,448)	(2,029)	(8,522)

Net Income	11,884	8,644	36,621	20,098

Net Income Attributable to Non-controlling Interests	(2,052)	—	(4,136)	—

Net Income Attributable to Altisource	$9,832	$8,644	$32,485	$20,098

Earnings Per Share
Basic	$0.39	$0.36	$1.30	$0.84

Diluted	$0.37	$0.36	$1.24	$0.83

Weighted Average Shares Outstanding
Basic	25,318	24,050	25,080	24,050
Diluted	26,544	24,303	26,168	24,303

Transactions with Related Parties included above:
Revenue	$39,459	$26,035	$104,494	$67,222

Selling, General and Administrative Expenses	$223	$522	$811	$4,308

Interest Expense	$—	$193	$—	$1,290

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in thousands)

				Additional	Treasury
			Retained	Paid-in	Stock, at	Non-controlling		Comprehensive
	Common Stock		Earnings	Capital	Cost	Interests	Total	Income
Balance, December 31, 2009	24,145	$24,145	$11,665	$50,538	$—	$—	$86,348
Net Income	—	—	32,485	—	—	4,136	36,621	$36,621
Acquisition of The Mortgage Partnership of America, L.L.C.	959	959	—	22,941	—	3,268	27,168	—
Contributions from Non-controlling Interest Holders	—	—	—	—	—	28	28	—
Distributions to Non-controlling Interest Holders	—	—	—	—	—	(5,207)	(5,207)	—
Share-based Compensation Expense	—	—	—	2,134	—	—	2,134	—
Exercise of Stock Options	298	298	—	2,708	—	—	3,006	—
Delivery of Vested Restricted Stock	11	11	—	—	—	—	11	—
Repurchase of Shares	—	—	—	—	(2,311)	—	(2,311)	—

Balance, September 30, 2010	25,413	$25,413	$44,150	$78,321	$(2,311)	$2,225	$147,798	$36,621

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from Operating Activities:
Net Income	$36,621	$20,098
Reconciling Items:
Depreciation and Amortization	5,015	4,188
Amortization of Intangible Assets	4,089	2,004
Share-based Compensation Expense	2,134	—
Deferred Income Taxes	(1,040)	(1,414)
Changes in Operating Assets and Liabilities, net of MPA Acquisition:
Accounts Receivable	(13,031)	(8,810)
Prepaid Expenses and Other Current Assets	(1,464)	505
Other Assets	(2,594)	(579)
Accounts Payable and Accrued Expenses	1,422	2,237
Other Current and Non-current Liabilities	2,109	8,157

Net Cash Flow from Operating Activities	33,261	26,386

Cash flows from Investing Activities:
Additions to Premises and Equipment, net	(8,135)	(3,787)
Acquisition of Business, net of Cash Acquired	(26,830)	—
Change in Restricted Cash	(779)	—

Net Cash Flow from Investing Activities	(35,744)	(3,787)

Cash flows from Financing Activities:
Principal Payments on Capital Lease Obligations	(463)	(422)
Payments of Line of Credit	—	(1,123)
Proceeds from Stock Option Exercises	3,017	—
Purchase of Treasury Stock	(2,311)	—
Contributions from Non-controlling Interests	28	—
Distributions to Non-controlling Interests	(5,207)	—
Net Distribution to Parent	—	(3,332)

Net Cash Flow from Financing Activities	(4,936)	(4,877)

Net (Decrease) Increase in Cash and Cash Equivalents	(7,419)	17,722
Cash and Cash Equivalents at the Beginning of the Year	30,456	6,988

Cash and Cash Equivalents at the End of the Period	$23,037	$24,710

Supplemental Cash Flow Information
Interest Paid	$—	$25
Income Taxes Paid	$1,724	$534

Non-Cash Investing and Financing Activities
Shares Issued in Connection with MPA Acquisition	$23,900	$—
Increase in Common Stock due to the Company’s Conversion to a Luxembourg Société Anonyme	$—	$3,283
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
In February 2010, we acquired all of the outstanding membership interests of The Mortgage Partnership of America, L.L.C. (“MPA”). MPA was formed as a Missouri limited liability company to serve as the manager of Best Partners Mortgage Cooperative, Inc. (“BPMC”) doing business as Lenders One Mortgage Cooperative (“Lenders One”). Lenders One is a national alliance of independent mortgage bankers (“Members”) that provides its Members with education and training along with revenue enhancing, cost reducing and market share expanding opportunities (see Note 3).
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
The condensed consolidated financial statements for the three and nine months ended September 30, 2009 also do not necessarily reflect what the Company’s condensed consolidated results of operations, financial position and cash flows would have been had the Company operated as an independent company during that entire period. For instance, as an independent public company, we incur costs in excess of those allocated by Ocwen for maintaining a separate Board of Directors, obtaining a separate audit, relocating certain executive management and hiring additional personnel.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)
Prior to our acquisition of MPA, MPA and Lenders One entered into a management agreement that ends on December 31, 2025. MPA was formed to act on behalf of Lenders One and its Members principally to provide its Members with education and training along with revenue enhancing, cost reducing and market share expanding opportunities. For providing these services MPA receives payment from Lenders One, and in some instances the vendors, based upon the benefits achieved for the Members. The management agreement provides MPA with broad powers such as recruiting members for Lenders One, collection of fees and other obligations from Members of Lenders One, processing of all rebates owed to Lenders One, day-to-day operation of Lenders One and negotiation of contracts with vendors including signing contracts on behalf of Lenders One.
The management agreement between MPA and Lenders One, pursuant to which MPA is the management company of Lenders One, represents a variable interest in a variable interest entity. MPA determined that they are the primary beneficiary of Lenders One as they have the power to direct the activities that most significantly impact Lenders One’s economic performance and the obligation to absorb losses or the right to receive benefits. As a result, Lenders One is presented in the accompanying condensed consolidated financial statements on a consolidated basis with the interests of the Members reflected as Non-controlling Interest on the Condensed Consolidated Balance Sheets. At September 30, 2010, Lenders One had total assets of $6.2 million and liabilities of $0.2 million.
We have prepared our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete condensed consolidated financial statements. In the opinion of management, all adjustments considered necessary to fairly state the results for the interim periods presented have been included. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
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
Fair Value of Financial Instruments
The fair value of financial instruments, which primarily include Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, net and Accounts Payable and Accrued Expenses at September 30, 2010 and December 31, 2009, are carried at amounts that approximate their fair value due to the short-term nature of these amounts.
In addition, we entered into a put option arrangement with some of the predecessor owners of MPA in conjunction with the acquisition. The arrangement allows the holders to put a portion of the Altisource shares issued as consideration to Altisource at a predetermined price. Altisource calculated the fair value of this put option arrangement on the acquisition date at $1.3 million by utilizing a Black-Scholes option pricing model (see Note 3). The fair value calculation is deemed to be a Level 3 calculation. The fair value of the put at September 30, 2010 of $0.8 million was valued using the following assumptions:

Assumptions
Risk-free Interest Rate	0.19% — 0.96%
Expected Stock Price Volatility	35% — 58%
Expected Dividend Yield	—
Expected Option Life (in years)	0.5 — 3.5
Contractual Life (in years)	—
Fair Value	$0.01 — $3.88

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)
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
NOTE 2 — TRANSACTIONS WITH RELATED PARTIES
Ocwen remains our largest customer. Following the Separation, Ocwen is contractually obligated to purchase certain Mortgage Services and Technology Products from us under service agreements. These agreements extend for eight years from the Separation Date subject to termination under certain provisions. Ocwen is not restricted from redeveloping these services. We settle amounts with Ocwen on a daily, weekly or monthly basis based upon the nature of the services and when the service is completed.
We consider certain services to be derived from Ocwen’s loan servicing portfolio rather than provided to Ocwen because such services are charged to the mortgagee and/or the investor and are not expenses to Ocwen. Ocwen, or services derived from Ocwen’s loan servicing portfolio, as a percentage of each of our segment revenues and as a percentage of consolidated revenues was as follows for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Mortgage Services	65%	72%	66%	73%
Technology Products	36%	41%	36%	45%
Financial Services	<1%	<1%	<1%	<1%
Consolidated Revenues	51%	48%	50%	46%
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
Allocation of Corporate Costs
The condensed consolidated financial statements for the three and nine months ended September 30, 2009 include allocations of expenses from Ocwen for corporate functions including insurance, employee benefit plan expense and allocations for certain centralized administration costs for executive management, treasury, real estate, accounting, auditing, tax, risk management, internal audit, human resources and benefits administration. Ocwen determined these allocations using proportional cost allocation methods including the use of relevant operating profit, fixed assets, sales and payroll measurements. Specifically, personnel and all associated costs, including compensation, benefits, occupancy and other costs, were allocated based on the estimated percentage of time spent by the individual in the various departments. External costs such as audit fees, legal fees, business insurance and other were allocated based on a combination of the sales, fixed assets and operating profits of the department whichever is most appropriate given the nature of the expense. Total corporate costs allocated to the Company, were $4.3 million for the nine months ended September 30, 2009 ($0.5 million for the 2009 third quarter). The charges for these functions are included primarily in Selling, General and Administrative Expenses in the Condensed Consolidated Statements of Operations. However, these amounts may not be representative of the costs necessary for the Company to operate as a separate standalone entity.
In addition, prior to the Separation, Ocwen had allocated interest expense to us based upon our portion of assets to Ocwen’s total assets which is included in “Other Income (Expense) Net” in the Condensed Consolidated Statements of Operations.
Transition Services
In connection with the Separation, Altisource and Ocwen entered into a transition services agreement under which services in such areas as human resources, vendor management, corporate services, six sigma, quality assurance, quantitative analytics,

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)
treasury, accounting, tax, risk management, legal, strategic planning, compliance and other areas are provided to the counterparty for up to two years from the Separation Date. For the nine months ended September 30, 2010, Altisource billed Ocwen $1.2 million ($0.5 million for the third quarter), and Ocwen billed Altisource $0.8 million ($0.2 million for the third quarter) for services provided under this agreement. These amounts are reflected as a component of Selling, General and Administrative expenses in the Condensed Consolidated Statements of Operations.
NOTE 3 — ACQUISITION OF MPA
In February 2010, we acquired all of the outstanding membership interests of MPA pursuant to a Purchase and Sale Agreement. MPA serves as the manager of Lenders One, a national alliance of independent mortgage bankers. The alliance was established in 2000 and as of September 30, 2010 consisted of more than 170 members.
Consideration for the transaction consisted of cash, common stock and put option agreements:

(in thousands)	Consideration
Cash	$29,000
Common Stock	23,900
Put Option Agreements at Fair Value	1,289
Working Capital Adjustment	835

Total Consideration	$55,024

The common stock consisted of 959,085 shares of Altisource’s common stock valued at $24.92 per share based on the closing price of Altisource common stock on February 11, 2010. A portion of which (314,135 shares) will be held in escrow two years from the closing date of the acquisition to secure MPA’s indemnification obligations under the Purchase and Sale Agreement. In addition, we entered into three put option agreements with certain of the sellers whereby each seller has the right, with respect to an aggregate of 0.5 million shares of our common stock, to put up to 25% of eligible shares each year for a total of four years at a price equal to $16.84 per share. The fair value of the put was initially established at the date of acquisition ($1.3 million) using the following assumptions:

Assumptions
Risk-free Interest Rate	0.345% — 1.914%
Expected Stock Price Volatility	40% — 55%
Expected Dividend Yield	—
Expected Option Life (in years)	1 — 4
Contractual Life (in years)	—
Fair Value	$0.74 — $3.90

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)
The preliminary allocation of the purchase price is as follows:

(in thousands)
Cash	$2,170
Accounts Receivable	4,279
Prepaid Expenses and Other Current Assets	321
Premises and Equipment	18
Identifiable Intangible Assets	43,600
Goodwill	10,218

60,606
Accounts Payable and Accrued Expenses	(2,176)
Other Current Liabilities	(138)
Non-controlling Interests	(3,268)

Total Purchase Price	$55,024

During the second quarter of 2010, Altisource finalized its calculation of the Working Capital Adjustment within the 90 day period allocated by the purchase contract. The value was revised from $2.1 million to $0.8 million resulting in an offsetting decrease to Goodwill. The payment of the Working Capital Adjustment was made during the third quarter.
Management has assigned the following lives to identified assets acquired as a result of the acquisition:

Estimated Life
(in Years)
Premises and Equipment	2 — 5
Management Agreement (1)	15
Trademarks (1)	15
Non-compete (1)	4
Goodwill	Indefinite

(1)	The identifiable assets are subject to amortization on a straight-line basis as this best approximates the benefit period related to these assets.
The goodwill arising from the acquisition, which was assigned to our Mortgage Services segment, consists of various components principally in-place workforce and anticipated revenue synergies given MPA’s market presence and future enhancements to our services including the development of origination services. All goodwill and intangible assets related to the acquisition of MPA are expected to be amortizable and deductible for income tax purposes.
We entered into employee agreements with certain key employees of MPA who also received the majority of our shares issued in connection with the acquisition.
Revenue and Net Income Attributable to Altisource from the date of acquisition through September 30, 2010, included in the Company’s Condensed Consolidated Statements of Operations, are as follows.

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2010	September 30, 2010
Revenue	$5,585	$11,412
Net Income Attributable to Altisource	1,768	1,812
Acquisition-related transaction costs are included in Selling, General and Administrative and Expenses in the Condensed Consolidated Statements of Operations.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)
The following tables present the unaudited pro forma Revenue, Net Income Attributable to Altisource and Diluted Earnings Per Share as if the acquisition of MPA had occurred at the beginning of the period presented.

	Nine Months Ended
	September 30, 2010
(in thousands, except per share amounts)	As Reported	Pro Forma
Revenue	$209,901	$211,545
Net Income Attributable to Altisource	32,485	32,357
Earnings Per Share — Diluted	1.24	1.24

	Three Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2009
(in thousands, except per share amounts)	As Reported	Pro Forma	As Reported	Pro Forma
Revenue	$54,064	$59,755	$146,486	$162,459
Net Income Attributable to Altisource	8,644	10,077	20,098	24,104
Earnings Per Share — Diluted	0.36	0.40	0.83	0.95
NOTE 4 — ACCOUNTS RECEIVABLE, NET
Accounts Receivable, net consists of the following:

	September 30,	December 31,
(in thousands)	2010	2009
Third-party Accounts Receivable	$15,942	$11,638
Unbilled Fees	28,816	9,073
Receivable from Ocwen	2,556	10,066
Other Receivables	1,100	416

	48,414	31,193
Allowance for Doubtful Accounts	(1,642)	(696)

Total	$46,772	$30,497

Unbilled Fees consist primarily of Asset Management and Default Management Services for which we recognize revenues over the service delivery period but bill at completion of the service.
One of our customers in the Financial Services segment accounted for 17% of consolidated revenue in the nine months ended September 30, 2010. Another customer accounted for 10% of consolidated revenue in both the Mortgage Services and Technology Products segments in the nine months ended September 30, 2010.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)
NOTE 5 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid Expenses and Other Current Assets consist of the following:

	September 30,	December 31,
(in thousands)	2010	2009
Prepaid Expenses	$2,513	$1,471
Other Current Assets	2,176	1,433

Total	$4,689	$2,904

NOTE 6 — PREMISES AND EQUIPMENT, NET
Premises and Equipment, net which include amounts recorded under capital leases, consists of the following:

	September 30,	December 31,
(in thousands)	2010	2009
Computer Hardware and Software	$30,135	$23,591
Office Equipment and Other	9,411	9,203
Furniture and Fixtures	2,168	2,663
Leasehold Improvements	4,201	3,441

	45,915	38,898
Less: Accumulated Depreciation and Amortization	(29,758)	(27,490)

Total	$16,157	$11,408

Depreciation and amortization expense, inclusive of capital lease obligations, amounted to $5.0 million and $4.2 million for the nine months ended September 30, 2010 and 2009 respectively ($1.8 million and $1.4 million for the third quarter of 2010 and 2009 respectively) and is included in Cost of Revenue for operating assets and in Selling, General and Administrative expense for non-operating assets in the accompanying Condensed Consolidated Statements of Operations.
NOTE 7 — GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
Changes in Goodwill during the period ended September 30, 2010 are summarized below:

(in thousands)	Mortgage Services	Financial Services	Technology Products	Total
Balance, December 31, 2009	$—	$7,706	$1,618	$9,324
Acquisition of MPA	10,218	—	—	10,218
Component 2 Amortization	—	(4,162)	—	(4,162)

Total	$10,218	$3,544	$1,618	$15,380

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)
Intangible Assets, Net
Intangible Assets, net consists of the following:

	Weighted Average	Gross Carrying Amount		Accumulated Amortization		Net Book Value
	Estimated
	Useful Life	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
(dollars in thousands)	(Years)	2010	2009	2010	2009	2010	2009
Definite-lived Intangible Assets
Trademarks	12	$10,200	$2,800	$2,196	$1,447	$8,004	$1,353
Customer Lists	19	37,700	37,700	6,919	5,334	30,781	32,366
Operating Agreement	15	35,000	—	1,555	—	33,445	—
Non-compete Agreements	4	1,200	—	200	—	1,000	—

Total Intangible Assets		$84,100	$40,500	$10,870	$6,781	$73,230	$33,719

Amortization expense for definite lived intangible assets was $4.1 million and $2.0 million for the nine months ended September 30, 2010 and 2009, respectively ($1.4 million and $0.7 million for the third quarter ended 2010 and 2009 respectively). Amortization expense is expected to be $5.4 million, $5.6 million, $5.3 million, $5.1 million and $4.8 million for the years 2010 through 2014.
NOTE 8 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts Payable and Accrued Expenses consists of the following:

	September 30,	December 31,
(in thousands)	2010	2009
Accounts Payable	$2,821	$1,114
Income Taxes Payable, Net	4,762	4,853
Payable to Ocwen	805	2,716
Accrued Expenses — General	9,317	8,373
Accrued Salaries and Benefits	9,255	7,136

Total	$26,960	$24,192

Other Current Liabilities consists of the following:

	September 30,	December 31,
(in thousands)	2010	2009
Mortgage Charge-Off and Deficiency Collections	$18	$2,458
Deferred Revenue	3,125	989
Facility Closure Cost Accrual, Current Portion	209	272
Other	3,366	2,220

Total	$6,718	$5,939

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)
Facility Closure Costs
During 2009, we accrued facility closure costs (included in other current and other non-current liabilities in the Condensed Consolidated Balance Sheet) primarily consisting of lease exit costs (expected to be paid through 2014) and severance for the closure of two facilities. The following table summarizes the activity, all recorded in our Financial Services segment, for the nine months ended September 30, 2010:

(in thousands)	Lease Costs
Balance, December 31, 2009	$916
Payments	(204)

Balance, September 30, 2010	712
Less: Long-Term Portion	503

Facility Closure Cost Accrual, Current Portion	$209

We do not expect additional significant costs related to the closure of these facilities.
NOTE 9 — EQUITY BASED COMPENSATION
We provide stock-based awards as a form of compensation for certain employees and officers. We have issued stock-based awards in the form of stock options and restricted stock units. We recorded total stock compensation expense of $2.1 million for the nine months ended September 30, 2010 ($1.2 million for the quarter). The compensation expense is included in Selling, General and Administrative Expenses in the accompany Condensed Consolidated Statements of Operations.
During the nine months ended September 30, 2010, the Company granted 0.9 million stock options with exercise prices ranging between $22.00 and $25.00 per share depending on the grant date. The vesting schedule for the options has a time-based component, in which 25% of the options vest in equal increments over four years, and a market-based component, in which up to 75% of the options could vest in equal increments over three years commencing upon the achievement of certain performance criteria related to our stock price and the annualized rate of return to investors. Two-thirds of the market-based options would begin to vest over three years if the stock price realizes a compounded annual gain of at least 20% over the exercise price, so long as the stock price is at least double the exercise price. The remaining third of the market-based options would begin to vest over three years if the stock price realizes a 25% gain, so long as the stock price is at least triple the exercise price.
The fair value of the time-based options was determined using the Black-Scholes options pricing model while a lattice (binomial) model was used to determine the fair value of the market-based options using the following assumptions as of the grant date:

	Black-Scholes	Binomial
Risk-free Interest Rate	2.82% — 3.20%	0.02% — 3.66%
Expected Stock Price Volatility	48%	52%
Expected Dividend Yield	—	—
Expected Option Life (in years)	7	—
Contractual Life (in years)	—	10
Fair Value	$11.71 — $13.00	$10.05 and $12.35
As of September 30, 2010, estimated unrecognized compensation costs related to share-based payments amounted to $9.4 million which we expect to recognize over a weighted-average remaining requisite service period of approximately 3.5 years.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)
The following table summarizes activity of our stock options:

		Weighted	Weighted Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic Value
	Options	Price	(in years)	(in thousands)
Outstanding at December 31, 2009	3,190,639	$9.90
Granted	907,500	23.54
Exercised	(298,166)	10.08
Forfeited	(209,042)	12.24

Outstanding at September 30, 2010	3,590,931	13.21	7.4	$64,401

Exercisable at September 30, 2010	1,175,296	$9.79	5.3	$25,087

Restricted Shares
The following table summarizes activity of our restricted shares

Weighted
Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2009	3,236	$18.00
Granted	—	—
Forfeited	—	—
Vested	(3,236)	$18.00

Outstanding at September 30, 2010	—	—

Stock Repurchase Authorization
On May 19, 2010, our shareholders authorized us to purchase up to 3,784,618 shares of our common stock in the open market. During the third quarter of 2010, we purchased 86,098 shares of our common stock on the open market at an average price of $26.81, leaving 3,698,520 shares still available for purchase. Subsequently, during October 2010, we purchased an additional 65,317 shares. As of October 25, 2010, we have repurchased a total of 151,415 shares at an average share price of $26.39.
NOTE 10 — COST OF REVENUE
Cost of revenue principally includes payroll and employee benefits associated with personnel employed in customer service and operations roles, fees paid to external providers related to provision of services, reimbursable expenses, technology and telephony expenses as well as depreciation and amortization of operating assets. The components of cost of revenue were as follows for the periods ended September 30, 2010 and 2009:

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Compensation and Benefits	$15,828	$13,735	$45,518	$39,612
Outside Fees and Services	15,311	10,550	41,092	31,502
Reimbursable Expenses	13,369	5,680	33,040	9,009
Technology and Communications	4,139	3,488	12,099	11,682

Total	$48,647	$33,453	$131,749	$91,805

NOTE 11 — SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses include payroll, employee benefits, occupancy and other costs associated with personnel employed in executive, sales, marketing, human resources, consumer behavior, internal audit and finance roles. This category also includes professional fees, depreciation and amortization on non-operating assets. The components of selling, general and administrative expenses were as follows for the periods ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Compensation and Benefits	$5,251	$521	$13,256	$4,307
Professional Services	1,812	4,158	5,869	7,514
Occupancy Related Costs	4,733	1,976	10,845	6,086
Amortization of Intangible Assets	1,450	668	4,089	2,004
Other	1,750	3,742	6,109	7,305

Total	$14,996	$11,065	$40,168	$27,216

NOTE 12 — OTHER INCOME (EXPENSE), NET
Other Income (Expense), net consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Interest Expense, net	$(26)	$(192)	$(65)	$(1,601)
Other, net	724	2,738	731	2,756

Total	$698	$2,546	$666	$1,155

Through the date of Separation, Interest Expense (net) included an interest charge from Ocwen which represented an allocation of Ocwen’s total interest expense calculated based on our assets in comparison to Ocwen’s total assets. This charge was $1.3 million for the nine months ending September 30, 2009 ($0.2 million for the third quarter). Subsequent to the date of Separation, we are no longer subject to the interest charge from Ocwen.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)
utilized in the consolidated U.S. federal tax return. The provision for income taxes prior to the Separation Date has been determined on a pro-forma basis as if we had filed separate income taxes under our current structure for the periods presented.
The Company revised its estimated effective tax rate related to 2010 operations for the full year to 12.5% in the second quarter of 2010. The revised estimate was due to the receipt of a favorable ruling in June 2010 regarding the treatment of certain intangibles that exist for purposes of determining the Company’s taxable income. The ruling is retroactive to the Separation Date. As a result of the ruling, the Company recognized a $3.4 million credit attributable to 2009 in the second quarter 2010 which is not included in the estimate of the full year effective tax rate. Income tax provision on income before income tax differs from amounts that would be computed by applying the Luxembourg federal corporate income tax rate of 28.6% primarily because of the effect of enacted tax statutes in multiple jurisdictions, the treatment of intangibles for tax purposes and differing tax rates outside of Luxembourg. This ruling did not have a material impact on our deferred tax assets or liabilities.
The Distribution was intended to be a tax-free transaction under Section 355 of the Internal Revenue Code (the “Code”). To the extent Ocwen recognizes tax under Section 355 of the Code, Altisource has agreed to indemnify Ocwen. We do not believe we have a material obligation under this indemnity as separately Ocwen recognized substantially all of the gain it has in the assets that comprise Altisource as a result of the restructuring in accordance with other provisions of the Code.
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
Basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009 are calculated as follows:

		Three Months Ended			Three Months Ended
		September 30, 2010			September 30, 2009
		Weighted			Weighted
		Ave.			Ave.
(in thousands, except per share amounts)	Income	Shares	Per Share	Income	Shares	Per Share
Basic	$9,832	25,318	$0.39	$8,644	24,050	$0.36

Effect of Dilutive Securities:
Stock Options	—	1,226		—	253

Diluted	$9,832	26,544	$0.37	$8,644	24,303	$0.36

		Nine Months Ended			Nine Months Ended
		September 30, 2010			September 30, 2009
		Weighted			Weighted
		Ave.			Ave.
(in thousands, except per share amounts)	Income	Shares	Per Share	Income	Shares	Per Share
Basic	$32,485	25,080	$1.30	$20,098	24,050	$0.84

Effect of Dilutive Securities:
Stock Options	—	1,085		—	253
Restricted Stock	—	3		—	—

Diluted	$32,485	26,168	$1.24	$20,098	24,303	$0.83

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)
A total of 0.2 million options that were anti-dilutive have been excluded from the computation of diluted EPS for the three and nine months ended September 30, 2010. These options were anti-dilutive because their exercise price was greater than the average market price of our stock. Also, excluded from the computation of diluted EPS in both 2010 periods are 0.7 million options granted for shares that are issuable upon the achievement of certain market and performance criteria related to our stock price and an annualized rate of return to investors that have not been met at this point.
NOTE 15 — SEGMENT REPORTING
Our business segments reflect the internal reporting that we use to evaluate operating performance and to assess the allocation of our resources by our Chief Executive Officer.
Our segments are based upon our organizational structure which focuses primarily on the services offered.
We classify our businesses into three reportable segments. Mortgage Services consists of mortgage portfolio management services that span the mortgage lifecycle. Financial Services principally consists of unsecured asset recovery and customer relationship management. Technology Products consists of modular, comprehensive integrated technological solutions for loan servicing, vendor management and invoice presentment as well as providing infrastructure support. In addition, our Corporate Items and Eliminations segment prior to the Separation Date includes eliminations of transactions between the reporting segments as well as expenditures recognized by us related to the Separation. Subsequent to the Separation Date, in addition to the previously mentioned items, this segment also includes costs recognized by us related to corporate support functions such as finance, legal, human resources and consumer behavior.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)
Financial information for our segments is as follows:

	Three Months Ended September 30, 2010
				Corporate Items and	Consolidated
(in thousands)	Mortgage Services	Financial Services	Technology Products	Eliminations(1)	Altisource
Revenue	$53,933	$14,529	$12,963	$(3,845)	$77,580
Cost of Revenue	33,119	12,134	7,239	(3,845)	48,647

Gross Profit	20,814	2,395	5,724	—	28,933
Selling, General and Administrative Expenses	4,187	4,404	1,610	4,795	14,996

Income (Loss) from Operations	16,627	(2,009)	4,114	(4,795)	13,937
Other Income (Expense), net	687	(9)	(24)	44	698

Income (Loss) Before Income Taxes	$17,314	$(2,018)	$4,090	$(4,751)	$14,635

Transactions with Related Parties Included Above:
Revenue	$34,765	$34	$4,660	$—	$39,459

Selling, General and Administrative Expenses	$—	$—	$—	$223	$223

	Nine Months Ended September 30, 2010
				Corporate Items and	Consolidated
(in thousands)	Mortgage Services	Financial Services	Technology Products	Eliminations(1)	Altisource
Revenue	$137,803	$45,642	$37,422	$(10,966)	$209,901
Cost of Revenue	84,622	37,538	20,555	(10,966)	131,749

Gross Profit	53,181	8,104	16,867	—	78,152
Selling, General and Administrative Expenses	10,683	11,997	4,040	13,448	40,168

Income (Loss) from Operations	42,498	(3,893)	12,827	(13,448)	37,984
Other Income (Expense), net	649	(38)	(45)	100	666

Income (Loss) Before Income Taxes	$43,147	$(3,931)	$12,782	$(13,348)	$38,650

Transactions with Related Parties Included Above:
Revenue	$90,749	$110	$13,635	$—	$104,494

Selling, General and Administrative Expenses	$—	$—	$—	$811	$811

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)

	Three Months Ended September 30, 2009
				Corporate Items and	Consolidated
(in thousands)	Mortgage Services	Financial Services	Technology Products	Eliminations(1)	Altisource
Revenue	$29,141	$15,837	$12,451	$(3,365)	$54,064
Cost of Revenue	17,262	12,635	5,582	(2,026)	33,453

Gross Profit	11,879	3,202	6,869	(1,339)	20,611
Selling, General and Administrative Expenses	1,238	6,802	1,084	1,941	11,065

Income (Loss) from Operations	10,641	(3,600)	5,785	(3,280)	9,546
Other Income (Expense), net	52	2,469	(51)	76	2,546

Income (Loss) Before Income Taxes	$10,693	$(1,131)	$5,734	$(3,204)	$12,092

Transactions with Related Parties Included Above:
Revenue	$20,963	$28	$5,044	$—	$26,035

Selling, General and Administrative Expenses	$531	$85	$294	$(388)	$522

Interest Expense	$7	$147	$39	$—	$193

	Nine Months Ended September 30, 2009
				Corporate Items and	Consolidated
(in thousands)	Mortgage Services	Financial Services	Technology Products	Eliminations(1)	Altisource
Revenue	$70,861	$49,624	$35,133	$(9,132)	$146,486
Cost of Revenue	41,042	40,514	18,042	(7,793)	91,805

Gross Profit	29,819	9,110	17,091	(1,339)	54,681
Selling, General and Administrative Expenses	4,913	14,632	3,880	3,791	27,216

Income (Loss) from Operations	24,906	(5,522)	13,211	(5,130)	27,465
Other Income (Expense), net	29	1,354	(304)	76	1,155

Income (Loss) Before Income Taxes	$24,935	$(4,168)	$12,907	$(5,054)	$28,620

Transactions with Related Parties Included Above:
Revenue	$51,355	$66	$15,801	$—	$67,222

Selling, General and Administrative Expenses	$2,712	$467	$1,517	$(388)	$4,308

Interest Expense	$30	$1,029	$231	$—	$1,290

(1)	Intercompany transactions primarily consist of information technology infrastructure services and charges for the use of certain REAL products from our Technology Products segment to our other two segments. Generally, we reflect these charges within technology and communication in the segment receiving the services, except for consulting services, which we reflect in professional services.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)
NOTE 16 — COMMITMENTS AND CONTINGENCIES
Litigation
The Company is from time to time involved in legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of any such current matters will not have a material impact on the Company’s financial condition, results of operations or cash flows.

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
This MD&A contains forward-looking statements; please see Section 7 of this Item 2 for more information. Significant components of the MD&A section include:

Page
SECTION 1 — Overview	24
The overview section provides a summary of Altisource and our reportable business segments. We also include a discussion of factors affecting our consolidated results of operations as well as items specific to each business group. In addition, we provide a brief description of our basis of presentation for our financial results.

SECTION 2 — Consolidated Results of Operations	25
The consolidated results of operations section provides an analysis of our results on a consolidated basis for the three and nine months ending September 30, 2010 and 2009. When helpful in explaining trends, we also discuss sequential results. Significant subsections within this section are as follows:

Summary Consolidated Results	25
Revenue	26
Cost of Revenue	27
Selling, General and Administrative Expenses	28
EBITDA	28
Income Taxes	29

SECTION 3 — Segment Results of Operations	29
The segment results of operations section provides an analysis of our results on a reportable operating segment basis for the three and nine months ending September 30, 2010 and 2009. We discuss known trends and uncertainties. When helpful in explaining trends, we also discuss sequential results. Significant subsections within this section are as follows:

Mortgage Services	34
Financial Services	37
Technology Products	40

SECTION 4 — Liquidity and Capital Resources	42
The liquidity and capital resources section provides discussion of our ability to generate adequate amounts of cash to meet our current and future needs. Significant subsections within this section are as follows:

Liquidity	42
Cash Flows	42
Liquidity Requirements after September 30, 2010	43
Capital Resources	43
Commitments and Contingencies	43

SECTION 5 — Critical Accounting Policies	43

SECTION 6 — Other Matters	43
The other matters section provides a discussion of related party transactions and provisions of the various separation related agreements with Ocwen.

SECTION 7 — Forward Looking Statements	44
EX-31.1
EX-31.2
EX-32.1

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
B. Basis of Presentation
The accompanying condensed consolidated financial statements present the historical results of operations, assets and liabilities attributable to the Altisource businesses. For periods prior to the Separation Date, these condensed consolidated financial statements include allocations of expenses from Ocwen for certain corporate functions. Total corporate costs allocated to the Company were $4.3 million for the nine months ended September 30, 2009 ($0.5 million in 2009 for the third quarter). The charges for these functions are included primarily in Selling, General and Administrative Expenses in the Condensed Consolidated Statements of Operations. In addition, Ocwen had allocated interest expense to us based upon our portion of assets to Ocwen’s total assets which is reflected as Interest Expense in the Condensed Consolidated Statements of Operations. Other than transition services, there have been no allocations of Ocwen expenses charged to us since the Separation Date.
In February 2010, we acquired all of the outstanding membership interests of MPA. MPA was formed with the purpose of managing BPMC which operates as Lenders One. Lenders One is a national alliance of independent mortgage bankers that provides its Members with education and training along with revenue enhancing, cost reducing and market share expanding opportunities. The results of operations of BPMC are consolidated under the variable interest model since the acquisition date.
For periods prior to the Separation, the condensed consolidated financial statements also do not necessarily reflect what the Company’s consolidated results of operations, financial position and cash flows would have been had the Company operated as an independent company during the entirety of the periods presented. For instance, as an independent public company, Altisource incurs costs in excess of those previously allocated by Ocwen for maintaining a separate Board of Directors, obtaining a separate audit, relocating certain executive management and hiring additional personnel.
Factors Affecting Comparability
In addition to the items noted within the Basis of Presentation section presented above, the following additional item may impact the comparability of our results:
•	During 2010, to further align the interests of management with shareholders, we expanded our use of equity compensation. For the nine months ended September 30, 2010, we have recognized $2.1 million ($1.2 million in the third quarter) of equity compensation expense as compared to $0.3 million for the full year ending December 31, 2009. As a result of the share price doubling as compared to the grant price during June 2010, performance criteria were met for certain option grants which triggered vesting of the award and acceleration in the expense recognition of these grants. This contributed to the increase in equity compensation expense in the third quarter of 2010;
•	During the nine months ended September 30, 2009, we recognized $3.4 million ($1.5 million during the third quarter) of one-time costs in anticipation of the Separation from Ocwen; and

•	During the nine months ended September 30, 2009, we recognized $2.3 million in facility closure costs in Selling, General and Administrative Expenses and a $2.3 million litigation settlement gain in Other Income (both of which were recorded in the third quarter) in our Financial Services segment.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
SECTION 2 — CONSOLIDATED RESULTS OF OPERATIONS
Summary Consolidated Results
Following is a discussion of our consolidated results of operations for the periods indicated.
The following table sets forth information regarding our results of operations for the periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except per share amounts)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Service Revenue	$62,159	$48,384	13,775	28	$172,725	$137,477	35,248	26
Reimbursable Expenses	13,369	5,680	7,689	135	33,040	9,009	24,031	N/M
Cooperative Non-controlling Interest	2,052	—	2,052	N/M	4,136	—	4,136	N/M

Total Revenue	77,580	54,064	23,516	44	209,901	146,486	63,415	43

Cost of Revenue	35,278	27,773	7,505	27	98,709	82,796	15,913	19
Reimbursable Expenses	13,369	5,680	7,689	135	33,040	9,009	24,031	N/M

Gross Profit	28,933	20,611	8,322	40	78,152	54,681	23,471	43

Selling, General and Administrative Expenses	14,996	11,065	3,931	36	40,168	27,216	12,952	48

Income from Operations	13,937	9,546	4,391	46	37,984	27,465	10,519	38

Other Income (Expense), net	698	2,546	(1,848)	(73)	666	1,155	(489)	(42)

Income Before Income Taxes and Non-controlling Interests	14,635	12,092	2,543	21	38,650	28,620	10,030	35
Income Tax Benefit (Provision)	(2,751)	(3,448)	697	20	(2,029)	(8,522)	6,493	76

Net Income	11,884	8,644	3,240	37	36,621	20,098	16,523	82

Net Income Attributable to Non-controlling Interests	(2,052)	—	(2,052)	N/M	(4,136)	—	(4,136)	N/M

Net Income Attributable to Altisource	$9,832	$8,644	1,188	14	$32,485	$20,098	12,387	62

Earnings Per Share
Basic	$0.39	$0.36			$1.30	$0.84

Diluted	$0.37	$0.36			$1.24	$0.83

Transactions with Related Parties:
Revenue	$39,459	$26,035	13,424	52	$104,494	$67,222	37,272	55

Selling, General and Administrative Expenses	$223	$522	(299)	(57)	$811	$4,308	(3,497)	(81)

Interest Expense	$—	$193	(193)	(100)	$—	$1,290	(1,290)	(100)

N/M	— not meaningful.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
Revenue
The following table presents our revenues for the periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Mortgage Services:
Service Revenue:	$39,319	$23,461	15,858	68	$102,856	$61,852	41,004	66
Reimbursable Expenses	12,562	5,680	6,882	121	30,811	9,009	21,802	242
Cooperative Non-controlling Interest	2,052	—	2,052	N/M	4,136	—	4,136	N/M

Mortgage Services — Total Revenue	53,933	29,141	24,792	85	137,803	70,861	66,942	95

Financial Services:
Service Revenue:	13,722	15,837	(2,115)	(13)	43,413	49,624	(6,211)	(13)
Reimbursable Expenses	807	—	807	N/M	2,229	—	2,229	N/M

Financial Services — Total Revenue	14,529	15,837	(1,308)	(8)	45,642	49,624	(3,982)	(8)

Technology Products	12,963	12,451	512	4	37,422	35,133	2,289	7

Eliminations	(3,845)	(3,365)	(480)	(14)	(10,966)	(9,132)	(1,834)	(20)

Total Revenue	$77,580	$54,064	23,516	44	$209,901	$146,486	63,415	43

Transactions with Related Parties:

Mortgage Services	$34,765	$20,963	13,802	66	$90,749	$51,355	39,394	77

Financial Services	$34	$28	6	22	$110	$66	44	67

Technology Products	$4,660	$5,044	(384)	(8)	$13,635	$15,801	(2,166)	(14)

N/M	— not meaningful.
Service Revenue consists of amounts attributable to our fee based services. Reimbursable Expenses consists of amounts that we incur on behalf of our customers in performing our fee based services, but we pass such costs directly on to our customers without any additional markup. Cooperative Non-controlling Interests is attributable to the Members of Lenders One.
We have continued to grow both Total Revenue and Service Revenue in our Mortgage Services segment primarily driven by the development and execution of default oriented mortgage services over an expanding national delivery platform. Our acquisition of MPA has also contributed to the increase from the prior year. Our largest customer, Ocwen, recently expanded its residential loan portfolio to almost 500,000 loans as of September 30, 2010 with its acquisition of the HomEq residential loan portfolio of approximately 130,000 loans. Due to the timing of the HomEq referrals received from Ocwen, the impact of Ocwen’s acquisition had a limited impact to Altisource’s revenues for the third quarter.
With respect to our Financial Services segment, contributing factors to the general decline in revenues include reduced placements from our largest customer for this segment partially offset by placements from other customers. In addition, we continue to build out a global delivery platform for collections which sometimes results in lower revenues per account although at higher margins.
Technology Products revenues have generally increased as Ocwen has increased its residential loan portfolio and headcount resulting in additional fees.
Our revenues are seasonal. More specifically, Financial Services revenue tends to be higher in the first half of the year, particularly the first quarter, as borrowers may utilize tax refunds to pay debts. Mortgage Services revenue is impacted by Real Estate Owned (“REO”) sales which tend to be at their lowest level during winter months and highest during summer months.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
Cost of Revenue
Cost of revenue principally includes payroll and employee benefits associated with personnel employed in customer service and operations roles, fees paid to external providers related to provision of services, reimbursable expenses, technology and telephony expenses as well as depreciation and amortization of operating assets. The components of cost of revenue were as follows for the periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Compensation and Benefits	$15,828	$13,735	2,093	15	$45,518	$39,612	5,906	15
Outside Fees and Services	15,311	10,550	4,761	45	41,092	31,502	9,590	30
Reimbursable Expenses	13,369	5,680	7,689	135	33,040	9,009	24,031	N/M
Technology and Communications	4,139	3,488	651	19	12,099	11,682	417	4

Cost of Revenue	$48,647	$33,453	15,194	45	$131,749	$91,805	39,944	44

Gross Margin Percentage:

Cost of Revenue / Total Revenue	37%	38%			37%	37%

Cost of Revenue less Reimbursable Expenses / Service Revenue	47%	43%			45%	40%

N/M	— not meaningful.
In evaluating the performance of our segments, we generally neutralize the impact of pass-through items for which we earn no margin by excluding reimbursable expenses from Cost of Revenue and computing gross margin based upon Service Revenue.
On a consolidated basis, our gross margins based on Service Revenue for the nine months ended September 30, 2010 increased as a result of the composition of revenues being more weighted towards the higher margin Mortgage Services segment, the recent acquisition of MPA and our ability to efficiently scale our operations as our referral base grows.
Compensation and benefits costs have grown year to date as we scaled to support the national rollout of services and in anticipation of the growth in Ocwen’s residential loan portfolio. Sequentially, compensation and benefit costs have remained relatively flat. In addition, for periods subsequent to the Separation Date, we treat compensation costs associated with segment executive management and segment marketing activities as a component of Selling, General and Administrative Expenses.
Outside fees and services primarily increased in our Mortgage Services segment consistent with greater revenues. Outside fees and services also increased when compared to the prior year in our Financial Services segment as we increased our use of external collectors. In the third quarter, outside fees and services for Financial Services began to decline slightly as we transitioned more work from external collectors to employees.
Technology and communication costs increased in both periods related to costs associated with the new data center. In addition, in the third quarter technology and communications costs increased as a result of the addition of new facilities and the expansion of bandwidth at existing facilities to handle the increased demands expected in the fourth quarter.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
Selling, General and Administrative Expenses
Selling, general and administrative expenses include payroll, employee benefits, occupancy and other costs associated with personnel employed in executive, sales, marketing, human resources, consumer behavior, internal audit and finance roles. This category also includes professional fees, depreciation and amortization on non-operating assets. The components of Selling, General and Administrative Expenses were as follows for the periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Compensation and Benefits	$5,251	$521	4,730	N/M	$13,256	$4,307	8,949	208
Professional Services	1,812	4,158	(2,346)	(56)	5,869	7,514	(1,645)	(22)
Occupancy Related Costs	4,733	1,976	2,757	140	10,845	6,086	4,759	78
Amortization of Intangible Assets	1,450	668	782	117	4,089	2,004	2,085	104
Other	1,750	3,742	(1,992)	(53)	6,109	7,305	(1,196)	(16)

Total Selling, General and Administrative Expenses	$14,996	$11,065	3,931	36	$40,168	$27,216	12,952	48

Operating Percentage:

Operating Income / Total Revenue	18%	18%			18%	19%

Operating Income / Service Revenue	22%	20%			22%	20%

N/M	— not meaningful.
Similar to gross margins, we evaluate operating margins by comparing Operating Income over Service Revenue to neutralize the impact of pass-through items for which we earn no margin.
When calculated based on Service Revenue, our operating margins for the three and nine months ended September 30, 2010 improved slightly when compared to the similar prior year period.
Compensation and Benefits has increased from the prior year primarily as a result of the cost of being a separate public company and the need to have separate support functions such as accounting, legal and human resources as well as to the previously mentioned reclassification of certain executive and marketing related compensation costs from cost of revenues. In addition, equity compensation for senior executives is recognized within Selling, General and Administrative Expenses.
Costs associated with Professional Services have increased over the prior year after we consider the impact of 2009 one-time costs of $3.4 million year to date ($1.5 million for the third quarter) related to the Separation and $2.3 million year to date (all recorded in the third quarter) related to facility closure costs in our Financial Services segment. The increase in Professional Services is primarily attributable to costs associated with being a separate public company including increased audit and legal fees as well as insurance.
Occupancy Related Costs increased in 2010 primarily as a result of our expansion of services which led to new leased facilities in India and the United States. The year to date increase was partially offset by decreases associated with lease facility closures in Financial Services in the third quarter of 2009.
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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
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

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Income Before Income Taxes	$14,635	$12,092	2,543	21	$38,650	$28,620	10,030	35
Interest, net	26	191	(165)	(86)	65	1,601	(1,536)	(96)
Depreciation and Amortization	1,804	1,395	409	29	5,015	4,188	827	20
Amortization of Intangibles	1,450	668	782	117	4,089	2,004	2,085	104
Net Income Attributable to Non-controlling Interests	(2,052)	—	(2,052)	N/M	(4,136)	—	(4,136)	N/M

EBITDA(1)	$15,863	$14,346	1,517	11	$43,683	$36,413	7,270	20

EBITDA Margin:
EBITDA / Total Revenue	20%	27%			21%	25%

EBITDA / Service Revenue	26%	30%			25%	26%

(1)	See “SECTION 3 — SEGMENT RESULTS OF OPERATIONS” below for a reconciliation of the most directly comparable GAAP measure to EBITDA.
N/M — not meaningful.
We evaluate EBITDA margins against Service Revenue internally to neutralize the impact of pass-through items for which we earn no margin.
EBITDA margins based on Service Revenue declined year to date principally due to a decline in performance of Financial Services and scaling our operations to support the national rollout of services and the anticipated growth in Ocwen’s residential loan portfolio. In addition, during 2010, to further align the interests of management with shareholders, we expanded our use of equity compensation. For the nine months ended September 30, 2010, we have recognized $2.2 million ($1.2 million in the third quarter) of equity compensation expense as compared to $0.3 million for the full year ending December 31, 2009. We expect EBITDA as a percent of service revenue to improve in the fourth quarter as we begin to more fully realize the benefit of Ocwen’s acquisition of the residential loan portfolio of HomEq and leverage our larger operational structure.
Income Taxes
For the third quarter Altisource’s effective tax rate was 18.8%, which is higher than our estimated effective tax rate for the full year due to permanent differences recognized in the quarter. The year to date effective tax rate is 5.2% which includes the impact of credits recognized in the second quarter associated with 2009. Income tax provision on income before income tax differs from amounts that would be computed by applying the Luxembourg federal corporate income tax rate of 28.6% primarily because of the effect of enacted tax statutes in multiple jurisdictions, the treatment of intangibles for tax purposes and differing tax rates outside of Luxembourg.
SECTION 3 — SEGMENT RESULTS OF OPERATIONS
The following section provides a discussion of pre-tax results of operations of our business segments for the periods ended September 30, 2010 and 2009. Transactions between segments are accounted for as third-party arrangements for purposes of presenting segment results of operations. Intercompany transactions primarily consist of information technology infrastructure services and charges for the use of certain REAL products from our Technology Products segment to our other two segments. Generally, we reflect these charges within technology and communication in the segment receiving the services, except for consulting services, which we reflect in professional services.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
Financial information for our segments is as follows:

	Three Months Ended September 30, 2010
	Mortgage	Financial	Technology	Corporate Items and	Consolidated
(in thousands)	Services	Services	Products	Eliminations(1)	Altisource
Revenue	$53,933	$14,529	$12,963	$(3,845)	$77,580
Cost of Revenue	33,119	12,134	7,239	(3,845)	48,647

Gross Profit	20,814	2,395	5,724	—	28,933
Selling, General and Administrative Expenses	4,187	4,404	1,610	4,795	14,996

Income (Loss) from Operations	16,627	(2,009)	4,114	(4,795)	13,937
Other Income (Expense), net	687	(9)	(24)	44	698

Income (Loss) Before Income Taxes and Non-Controlling Interests	$17,314	$(2,018)	$4,090	$(4,751)	$14,635

Reconciliation to EBITDA
Income (Loss) Before Income Taxes and Non-Controlling Interests	$17,314	$(2,018)	$4,090	$(4,751)	$14,635
Interest, net	(3)	13	23	(7)	26
Depreciation and Amortization(2)	74	478	1,140	112	1,804
Amortization of Intangibles	781	669	—	—	1,450
Net Income Attributable to Non-controlling Interests	(2,052)	—	—	—	(2,052)

EBITDA	$16,114	$(858)	$5,253	$(4,646)	$15,863

Transactions with Related Parties:
Revenue	$34,765	$34	$4,660	$—	$39,459

Selling, General and Administrative Expenses	$—	$—	$—	$223	$223

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended September 30, 2009
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Products	Eliminations(1)	Altisource
Revenue	$29,141	$15,837	$12,451	$(3,365)	$54,064
Cost of Revenue	17,262	12,635	5,582	(2,026)	33,453

Gross Profit	11,879	3,202	6,869	(1,339)	20,611
Selling, General and Administrative Expenses	1,238	6,802	1,084	1,941	11,065

Income (Loss) from Operations	10,641	(3,600)	5,785	(3,280)	9,546
Other Income (Expense), net	52	2,469	(51)	76	2,546

Income (Loss) Before Income Taxes and Non-Controlling Interests	$10,693	$(1,131)	$5,734	$(3,204)	$12,092

Reconciliation to EBITDA
Income (Loss) Before Income Taxes and Non-Controlling Interests	$10,693	$(1,131)	$5,734	$(3,204)	$12,092
Interest, net	7	146	53	(15)	191
Depreciation and Amortization(2)	19	609	758	9	1,395
Amortization of Intangibles	—	668	—	—	668

EBITDA	$10,719	$292	$6,545	$(3,210)	$14,346

Transactions with Related Parties:
Revenue	$20,963	$28	$5,044	$—	$26,035

Selling, General and Administrative Expenses	$531	$85	$294	$(388)	$522

Interest Expense	$7	$147	$39	$—	$193

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Nine Months Ended September 30, 2010
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Products	Eliminations(1)	Altisource
Revenue	$137,803	$45,642	$37,422	$(10,966)	$209,901
Cost of Revenue	84,622	37,538	20,555	(10,966)	131,749

Gross Profit	53,181	8,104	16,867	—	78,152
Selling, General and Administrative Expenses	10,683	11,997	4,040	13,448	40,168

Income (Loss) from Operations	42,498	(3,893)	12,827	(13,448)	37,984
Other Income (Expense), net	649	(38)	(45)	100	666

Income (Loss) Before Income Taxes and Non-controlling Interests	$43,147	$(3,931)	$12,782	$(13,348)	$38,650

Reconciliation to EBITDA
Income (Loss) Before Income Taxes and Non-controlling Interests	$43,147	$(3,931)	$12,782	$(13,348)	$38,650
Interest, net	(8)	43	44	(14)	65
Depreciation and Amortization(2)	193	1,479	3,043	300	5,015
Amortization of Intangibles	2,084	2,005	—	—	4,089
Net Income Attributable to Non-controlling Interests	(4,136)	—	—	—	(4,136)

EBITDA	$41,280	$(404)	$15,869	$(13,062)	$43,683

Transactions with Related Parties:
Revenue	$90,749	$110	$13,635	$—	$104,494

Selling, General and Administrative Expenses	$—	$—	$—	$811	$811

Interest Expense	$—	$—	$—	$—	$—

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Nine Months Ended September 30, 2009
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Products	Eliminations(1)	Altisource
Revenue	$70,861	$49,624	$35,133	$(9,132)	$146,486
Cost of Revenue	41,042	40,514	18,042	(7,793)	91,805

Gross Profit	29,819	9,110	17,091	(1,339)	54,681
Selling, General and Administrative Expenses	4,913	14,632	3,880	3,791	27,216

Income (Loss) from Operations	24,906	(5,522)	13,211	(5,130)	27,465
Other Income (Expense), net	29	1,354	(304)	76	1,155

Income (Loss) Before Income Taxes and Non-controlling Interests	$24,935	$(4,168)	$12,907	$(5,054)	$28,620

Reconciliation to EBITDA
Income (Loss) Before Income Taxes and Non-controlling Interests	$24,935	$(4,168)	$12,907	$(5,054)	$28,620
Interest, net	28	1,286	302	(15)	1,601
Depreciation and Amortization(2)	22	1,898	2,259	9	4,188
Amortization of Intangibles	—	2,004	—	—	2,004

EBITDA	$24,985	$1,020	$15,468	$(5,060)	$36,413

Transactions with Related Parties:
Revenue	$51,355	$66	$15,801	$—	$67,222

Selling, General and Administrative Expenses	$2,712	$467	$1,517	$(388)	$4,308

Interest Expense	$30	$1,029	$231	$—	$1,290

(1)	Intercompany transactions primarily consist of information technology infrastructure services and charges for the use of certain REAL products from our Technology Products segment to our other two segments. Generally, we reflect these charges within technology and communication in the segment receiving the services, except for consulting services which we reflect in professional services.

(2)	Includes depreciation and amortization of $1.0 million and $1.6 million for the nine months ended September 30, 2010 and 2009 ($0.5 million for the quarter ended September 30, 2009), for assets reflected in the Technology Products segment but utilized by the Financial Services segment.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
Mortgage Services
The following table presents our results of operations for our Mortgage Services segment for the three and nine months ending September 30:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Service Revenue	$39,319	$23,461	15,858	68	$102,856	$61,852	41,004	66
Reimbursable Expenses	12,562	5,680	6,882	121	30,811	9,009	21,802	242
Cooperative Non-controlling Interest	2,052	—	2,052	N/M	4,136	—	4,136	N/M

Total Revenue	53,933	29,141	24,792	85	137,803	70,861	66,942	95

Cost of Revenue	33,119	17,262	15,857	92	84,622	41,042	43,580	106

	20,814	11,879	8,935	75	53,181	29,819	23,362	78
Gross Profit
Selling, General and Administrative Expenses	4,187	1,238	2,949	238	10,683	4,913	5,770	117

Income from Operations	$16,627	$10,641	5,986	56	$42,498	$24,906	17,592	71

EBITDA(1)	$16,114	$10,719	5,395	50	$41,280	$24,985	16,295	65

Transactions with Related Parties Above:
Revenue	$34,765	$20,963	13,802	66	$90,749	$51,355	39,394	77

Selling, General and Administrative Expenses	—	531	(531)	N/M	—	2,712	(2,712)	N/M

Interest Expense	$—	$7	(7)	N/M	$—	$30	(30)	N/M

(1)	See above for a reconciliation of the most directly comparable GAAP measure to EBITDA.
N/M — not meaningful.
Service Revenue for our Mortgage Services segment has consistently grown for the periods presented primarily as a result of our development and rollout of default oriented Mortgage Services over our expanding national delivery platform, the growth in Ocwen’s residential loan portfolio and the acquisition of MPA in February 2010. Ocwen’s acquisition of the HomEq residential loan portfolio had limited impact to our revenues for the third quarter since we generally did not receive referrals until very late in September.
Altisource continues to expand its default services. As of September 30, 2010, we:
•	Provide REO brokerage disposition services on over 8,500 properties (compared to approximately 5,700 properties as of June 30, 2010); and
•	Managed property preservation services nationally for over 13,500 properties (compared to over 10,200 properties as of June 30, 2010).
In addition, we announced during the first quarter call that we had finalized a confidential agreement to provide asset management services to a potentially significant customer. We began performing services for this client in September and expect to begin revenue recognition in the fourth quarter.
Members United and Acquisition MPA
We are committed to providing a full suite of mortgage services in 2011 to assist mortgage originators including valuation, title, fulfillment and flood certification services. Through our acquisition of MPA and the recently signed agreement with Members United Corporate Federal Credit Union (“Members United”), we have preferred access to over 2,000 diverse financial institutions which we believe constitutes 7% of the total origination market. In addition, for members of MPA we believe that over time we can work with Ocwen and other partners to provide additional avenues to sell loans beyond the current preferred investor

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
arrangements resulting in improved capital markets execution. We expect this will facilitate the sale of our services to the members.
MPA and its consolidated subsidiary contributed $11.4 million of revenue, including $4.1 million attributable to non-controlling interests, and $3.9 million of EBITDA since the February 2010 acquisition date. This revenue and EBITDA was a sequential improvement and was substantially in line with our internal projections which included a forecasted decline in origination volumes during 2010. We expect this decline to be somewhat mitigated given the accelerated pace of new members joining the cooperative. Through September 30, 2010, MPA has over 170 Members.
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Revenue:
Asset Management Services	$22,349	$10,570	11,779	111	$54,198	$19,417	34,781	179
Component Services and Other	11,264	5,198	6,066	117	28,057	13,601	14,456	106
Residential Property Valuation	8,796	6,233	2,563	41	22,952	20,268	2,684	13
Closing and Title Services	6,461	4,334	2,127	49	17,878	12,924	4,954	38
Default Management Services	5,063	2,806	2,257	80	14,718	4,651	10,067	216
Total Revenue	$53,933	$29,141	24,792	85	$137,803	$70,861	66,942	95

Transactions with Related Parties:
Asset Management Services	21,250	10,570	10,680	101	53,099	19,417	33,682	174
Residential Property Valuation	8,729	6,000	2,729	46	22,182	19,613	2,569	13
Closing and Title Services	3,428	3,235	193	6	10,818	10,370	448	4
Default Management Services	1,358	1,158	200	17	4,650	1,955	2,695	138

Total	$34,765	$20,963	13,802	66	$90,749	$51,355	39,394	77

Reimbursable Expenses:
Asset Management Services	11,899	5,191	6,708	129	29,027	8,337	20,690	248
Default Management Services	561	489	72	15	1,609	672	937	139
Closing and Title Services	102	—	102	N/M	175	—	175	N/M
Total	$12,562	$5,680	6,882	121	$30,811	$9,009	21,802	242

N/M — not meaningful
In our Mortgage Services segment, we generate the majority of our revenue by providing outsourced services that span the lifecycle of a mortgage loan primarily for Ocwen or with respect to the residential loan portfolio serviced by Ocwen. In addition to our relationship with Ocwen, we have relationships with some of the leading capital markets firms, commercial banks, hedge funds, insurance companies, credit unions and lending institutions. We provide products that enhance their ability to make informed investment decisions and manage their core operations. With the acquisition of MPA in February 2010 and our strategic marketing agreement with Members United, we took a significant step in our evolution to become a full service provider in the mortgage services vertical and gained increased access to a growing group of mid-tier mortgage bankers and credit unions.
Asset Management Services. Asset management services principally include property preservation, property inspection, REO asset management and REO brokerage. In the first quarter of 2010, we completed our national network for property preservation services and, including our real estate broker referral network, have national coverage for REO dispositions. The increase in revenue has mostly been driven by our property preservation services to date; however, the increase in REO brokerage referrals should ultimately drive additional revenues as we dispose of these properties on behalf of our clients.
Component Services and Other. The increase in component services year over year is due to an expanded relationship with an existing customer beginning in the second quarter of 2009 and the inclusion of MPA’s results.
Residential Property Valuation. As one of the more mature services in our portfolio, residential property valuations are subject to market conditions. During the third quarter of 2010, we saw a sequential increase in revenues as a result of Ocwen’s residential loan portfolio growth, including the HomEq portfolio, resulting in the ordering of more valuations, particularly broker price opinions. We expect to see this increased level of referrals to continue during the fourth quarter.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
Closing and Title Services. This business includes legacy services such as pre-foreclosure title services as well as an expanded array of title services that were rolled out during 2010 and 2009 principally around REO purchase transactions. During 2010, we are focused on rolling out our title agency business in key markets which we believe will drive significant revenue growth in 2011 at attractive margins. We expect to obtain agency status in California in the fourth quarter.
Default Management Services. This group includes support services whereby we provide non-legal back-office support for foreclosure, bankruptcy and eviction attorneys as well as non-judicial foreclosure services in California and Nevada through our trustee company Western Progressive, LLC. We do not execute or notarize any foreclosure affidavits. During the third quarter, we experienced a slight sequential decline in revenue. This decline since the second quarter was principally caused by the timing of referrals which were more heavily weighted towards the end of September (resulting in less revenue being recognized in the quarter) and the elongation of the time it takes to process foreclosures which resulted in us extending the period over which we recognize revenue for some states.
Cost of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Expenditures	$20,557	11,582	8,975	77	53,811	32,033	21,778	68
Reimbursable Expenses	12,562	5,680	6,882	121	30,811	9,009	21,802	242

Cost of Revenue	$33,119	$17,262	15,857	92	$84,622	$41,042	43,580	106

Gross Margin Percentage:

Cost of Revenue / Total Revenue	39%	41%			39%	42%

Cost of Revenue less Reimbursable Expenses / Service Revenue	48%	51%			48%	48%

Primarily during the second and third quarter, we began scaling our operations to support the national rollout of services and in anticipation of the growth in Ocwen’s residential loan portfolio. These costs have principally included increased compensation and benefit and technology costs. Due to the number of persons we were hiring as well as training time, it was necessary to hire these resources several months prior to the completion of Ocwen’s acquisition of the HomEq residential loan portfolio. We expect to begin utilizing these expanded operations to generate additional revenue in the fourth quarter and throughout 2011.
Selling, General and Administrative Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Total Selling, General and Administrative Expenses	$4,187	$1,238	2,949	238	$10,683	$4,913	5,770	117

Operating Percentage:
Operating Income / Total Revenue	31%	37%			31%	35%

Operating Income / Service Revenue	42%	45%			41%	40%

Selling, General and Administrative Expenses increased principally as a result of the classification of certain compensation and benefit costs related to segment management and marketing previously being captured either in Cost of Revenue or as a component of the Corporate segment now being captured in Selling, General and Administrative Expenses. In addition, professional services fees such as those associated with the external audit have increased as a result of being a public company. Such costs are allocated to the segments based upon expected hours to be incurred per segment by the vendor.
Our operating margins for the nine months ended September 30, 2010 based on Service Revenue remained relatively flat as the significant additional facility costs as a result of scaling our operations were substantially offset by revenue growth.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
EBITDA	$16,114	$10,719	5,395	50	$41,280	$24,985	16,295	65

EBITDA Margin:
EBITDA / Total Revenue	30%	37%			30%	35%

EBITDA / Service Revenue	41%	46%			40%	40%

Mortgage Services EBITDA growth in both periods was predominantly driven by the expansion of our national footprint and the increase in Ocwen’s residential loan portfolio in November 2009 and May 2010. Mortgage Services EBITDA margins calculated based upon Service Revenue remained consistent with the second quarter.
Financial Services
The following table presents our results of operations for our Financial Services segment for the three and nine months ending September 30:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Service Revenue	$13,722	15,837	(2,115)	(13)	$43,413	49,624	(6,211)	(13)
Reimbursable Expenses	807	—	807	—	2,229	—	2,229	—

Total Revenue	14,529	15,837	(1,308)	(8)	45,642	49,624	(3,982)	(8)

Cost of Revenue	12,134	12,635	(501)	(4)	37,538	40,514	(2,976)	(7)

Gross Profit	2,395	3,202	(807)	(25)	8,104	9,110	(1,006)	(11)

Selling, General and Administrative Expenses	4,404	6,802	(2,398)	(35)	11,997	14,632	(2,635)	(18)

Loss from Operations	(2,009)	(3,600)	1,591	44	(3,893)	(5,522)	1,629	30

EBITDA(1)	$(858)	$292	(1,150)	N/M	$(404)	$1,020	(1,424)	(140)

Transactions with Related Parties Above:
Revenue	$34	$28	6	21	$110	$66	44	67

Selling, General and Administrative Expenses	$—	$85	(85)	N/M	$—	$467	(467)	N/M

Interest Expense	$—	$147	(147)	N/M	$—	$1,029	(1,029)	N/M

(1)	See above for a reconciliation of the most directly comparable GAAP measure to EBITDA.
N/M — not meaningful.
Financial Services revenue declined both for the quarter and year to date when compared to the prior year. Sequentially, revenues declined $1.0 million due to decreased placements from our largest customer. We were able to partially offset this decline by increased placements from a customer we began servicing in 2009 as well as growth in revenue from other customers.
Our strategy for 2010 continues to be focused on improving margins principally via improving revenue per collector, expanding our quality initiatives and investing in new technology. In addition, in the fourth quarter of 2010, we named a new President for the segment.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Revenue:
Asset Recovery Management	$11,542	$12,180	(638)	(5)	$36,937	$39,419	(2,482)	(6)
Customer Relationship Management	2,987	3,657	(670)	(18)	8,705	10,205	(1,500)	(15)

Total Revenue	$14,529	$15,837	(1,308)	(8)	$45,642	$49,624	(3,982)	(8)

Transactions with Related Parties:
Asset Recovery Management	$34	$28	6	21	$110	$66	44	67

In our Financial Services segment, we generate the majority of our revenue from asset recovery management fees we earn for collecting amounts due to our customers and from fees we earn for performing customer relationship management for our customers.
Asset Recovery Management. Our revenues associated with contingency collections declined in both periods principally due to lower placements and a shift in placements to operations that provide lower per collector revenue, but higher margin.
Customer Relationship Management. Our revenues associated with customer relationship management declined over both periods as we sought to wind down our relationship with one customer due to unsatisfactory margins as well as due to the seasonal nature of the business. In the third quarter, we expanded our relationship with another customer.
Cost of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Expenditures	$11,327	$12,635	(1,308)	(104)	$35,309	$40,514	(5,205)	(13)
Reimbursable Expenses	807	—	807	N/M	2,229	—	2,229	N/M

Cost of Revenue	$12,134	$12,635	(501)	(4)	$37,538	$40,514	(2,976)	(7)

Gross Margin Percentage:

Cost of Revenue / Total Revenue	16%	20%			18%	18%

Cost of Revenue less Reimbursable Expenses / Service Revenue	17%	20%			19%	18%

N/M — not meaningful.
Our Cost of Revenues, net of reimbursable expenses, decreased principally due to a reduction in compensation and benefits as a result of a lower number of collectors and reduced commissions. In addition, we continue to seek ways to reduce technology and communication costs for this segment.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
Selling, General and Administrative Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Total Selling, General and Administrative Expenses	$4,404	$6,802	(2,398)	(35)	$11,997	$14,632	(2,635)	(18)

Operating Percentage:

Operating Income / Total Revenue	(14)%	(23)%			(9)%	(11)%

Operating Income / Service Revenue	(15)%	(23)%			(9)%	(11)%

During the nine months ended September 30, 2009, we recognized $2.3 million (all recorded in the third quarter) in facility closure costs. Excluding these costs, Selling, General and Administrative Expenses in both 2010 periods were consistent with the comparative 2009 periods.
EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
EBITDA	$(858)	$292	(1,150)	N/M	$(404)	$1,020	(1,424)	(140)

EBITDA Margin:
EBITDA / Total Revenue	(6)%	2%			(1)%	2%

Financial Services EBITDA declined $1.2 million year over year despite a revenue decline of $4.0 million which reflects the cost savings initiatives we undertook in the second half of 2009 and the wind-down of business from a lower margin customer relationship management client in 2010. Sequentially EBITDA declined in part due to the seasonality of the business as well as the previously mentioned decline in placements. The facility closure costs discussed above were offset by a litigation settlement of $2.3 million awarded to us during the third quarter of 2009.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
Technology Products
The following table presents our results of operations for our Technology Products segment for the three and nine months ending September 30:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Revenue	$12,963	$12,451	512	4	$37,422	$35,133	2,289	7
Cost of Revenue	7,239	5,582	1,657	30	20,555	18,042	2,513	14

Gross Profit	5,724	6,869	(1,145)	(17)	16,867	17,091	(224)	(1)

Selling, General and Administrative Expenses	1,610	1,084	526	49	4,040	3,880	160	4

Income from Operations	$4,114	$5,785	(1,671)	(29)	$12,827	$13,211	(384)	(3)

EBITDA(1)	$5,253	$6,545	(1,292)	(20)	$15,869	$15,468	401	3

Transactions with Related Parties Above:
Revenue	$4,660	$5,044	(384)	(8)	$13,635	$15,801	(2,166)	(14)

Selling, General and Administrative Expenses	$—	$294	(294)	N/M	$—	$1,517	(1,517)	N/M

Interest Expense	$—	$39	(39)	N/M	$—	$231	(231)	N/M

(1)	See “above for a reconciliation of the most directly comparable GAAP measure to EBITDA.

N/M	— not meaningful.
The primary focus of the Technology Products segment continues to be supporting the growth of Mortgage Services and Ocwen as well as the cost reduction and quality initiatives on-going within the Financial Services segment. During the first quarter, we re-organized the management team of Technology Products by naming a new President for the segment. We are focused on enhancing our development and infrastructure capabilities to support both our expansion efforts and those of Ocwen. In addition, we remain focused on the longer-term commercialization of our service offerings to expand their applicability to a broader audience.
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Revenue:
REALSuite	$7,864	$6,822	1,042	15	$22,415	$18,478	3,937	21
IT Infrastructure Services	5,099	5,629	(530)	(9)	15,007	16,655	(1,648)	(10)

Total Revenue	$12,963	$12,451	512	4	$37,422	$35,133	2,289	7

Transactions with Related Parties:
REALSuite	$2,744	$2,445	299	12	$7,952	$7,281	671	9
IT Infrastructure Services	1,916	2,599	(683)	(26)	5,683	8,520	(2,837)	(33)

Total	$4,660	$5,044	(384)	(8)	$13,635	$15,801	(2,166)	(14)

Beginning with the second quarter of 2009, we began generating the majority of our revenue within this segment from our REALSuite of services, and we expect this trend to continue for the foreseeable future.
REALSuite. Our REALSuite revenue is primarily driven by REALServicing® which is our comprehensive residential loan servicing platform. Increases in both year-to-date and quarterly revenues were driven by increases in REALServicing

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
attributable to an expanded agreement with a non-related third party customer and the growth in Ocwen’s residential loan portfolio.
IT Infrastructure Services. Our IT infrastructure services revenues declined when compared to the comparable periods in 2009 primarily due to lower intercompany billings (which we eliminate in consolidation but include in our segment presentation) and reduced charges to Ocwen. Sequentially, Revenue increased slightly as Ocwen expanded their operations to support the acquisition of the HomEq residential loan portfolio.
Cost of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Cost of Revenue	$7,239	$5, 582	1,657	30	$20,555	$18,042	2,513	14

Gross Margin Percentage:

Cost of Revenue / Total Revenue	44%	55%			45%	49%

Cost of Revenue margins decreased both year to date and in the third quarter as a result of an increase in compensation and benefits as we added personnel to enhance our service capabilities, support our growth and commercialize our products. In addition, in the third quarter, technology and communications costs increased both as a result of the addition of new facilities and the expansion of bandwidth at existing facilities to handle the increased demands expected in the fourth quarter.
Selling, General and Administrative Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Total Selling, General and Administrative Expenses	$1,610	$1,084	526	49	$4,040	$3,880	160	4

Operating Percentage:

Operating Income / Total Revenue	32%	46%			34%	38%

Selling, General and Administrative Expenses increased both year to date and in the third quarter as a result of increased occupancy charges associated with the new data center. Sequentially, Selling, General and Administrative Expenses increased primarily as a result of costs incurred in preparing for the HomEq transaction.
EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
EBITDA	$5,253	$6,545	(1,292)	(20)	$15,869	$15,468	401	3

EBITDA Margin:
EBITDA / Total Revenue	41%	53%			42%	44%

Technology Products EBITDA increased year over year but declined quarter over quarter. Sequentially, margins decreased as higher revenues were more than offset by increased compensation and occupancy costs associated with the new data center as described above. The Company is increasing expenditures in technology software and hardware to support its commercialization efforts, Ocwen’s growing servicing portfolio and Altisource’s growth.

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
We generate significant excess cash that we will seek to deploy in a disciplined manner. Principally, we will continue to invest in compelling services that we believe will generate high margins. In addition, we may seek to acquire a limited number of companies that fit our strategic objectives. Finally, given the tax inefficiency of dividends, the low returns earned on cash held and our desire to only perform a limited number of acquisitions, we believe one of the best ways to return value to shareholders is a share repurchase program. On May 19, 2010, our shareholders authorized us to purchase up to 3,784,618 shares of our common stock in the open market. During the third quarter of 2010, we purchased 86,098 shares of our common stock on the open market at an average price of $26.81, leaving 3,698,520 shares still available for purchase. Subsequently, during October, we purchased an additional 65,317 shares. As of October 25, 2010, we have repurchased a total of 151,415 shares at an average share price of $26.39.
Cash Flows
The following table presents our cash flows for the nine months ended September 30:

	Nine Months Ended September 30,
(in thousands)	2010	2009	$ Change	% Change
Net Income Adjusted for Non-cash Items	$46,819	$24,876	21,943	88
Working Capital	(13,558)	1,510	(15,068)	N/M

Cash Flow from Operating Activities	33,261	26,386	6,875	26
Cash Flow from Investing Activities	(35,744)	(3,787)	(31,957)	N/M
Cash Flow from Financing Activities	(4,936)	(4,877)	(59)	(1)

Net Change in Cash	(7,419)	17,722	(25,141)	(142)
Cash at Beginning of Period	30,456	6,988	23,468	N/M

Cash at End of Period	$23,037	$24,710	(1,673)	(7)

N/M	— not meaningful.
Cash Flow from Operating Activities
Cash flow from operating activities consists of two components: (i) net income adjusted for depreciation, amortization and certain other non-cash items and (ii) working capital. For the nine months ended September 30, 2010, we generated $33.3 million in positive cash flow from operations which reflects our increased profitability adjusted for non-cash items as our businesses have expanded. Our working capital requirements increased significantly during the third quarter as a result of our expanded Asset Management and Default Management services within our Mortgage Services segment and the increase in associated referrals.
Cash Flow from Investing Activities
The largest use of cash flow for investing activities was the acquisition of MPA in February 2010 for which the purchase consideration included $29.0 million in cash. In addition, we saw an increase in purchases of premises and equipment and technology to support our expansion of operations and in anticipated growth in Ocwen’s residential loan portfolio.
Cash Flow from Financing Activities
During 2010, cash flow from financing activities primarily includes activity associated with stock option exercises, share repurchases and payments to non-controlling interest owners as a result of the acquisition of MPA. Prior to our Separation from Ocwen, we participated in a centralized cash management program with Ocwen. We made a significant amount of our cash disbursements through centralized payable systems which were operated by Ocwen, and a significant amount of our cash receipts

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
were received by us and transferred to centralized accounts maintained by Ocwen. There were no formal financing arrangements with Ocwen. Prior to the Separation we recorded all cash receipts and disbursement activity between Ocwen and us through invested equity in the Condensed Consolidated Balance Sheets and as net distributions in the Condensed Consolidated Statements of Equity and Cash Flows because we considered such amounts to have been distributed to Ocwen.
Liquidity Requirements after September 30, 2010
Between October 1 and October 25, 2010, we repurchased 65,317 shares at a total cost of $1.7 million.
During the fourth quarter 2010, we expect to distribute $2.1 million to non-controlling interests.
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
SECTION 6 — OTHER MATTERS
Related Party — Ocwen
For the nine months ended September 30, 2010, approximately $90.7 million of the Mortgage Services, $0.1 million of the Financial Services and $13.6 million of the Technology Products segment revenues were from services provided to Ocwen or sales derived from Ocwen’s loan servicing portfolio. Services provided to Ocwen included residential property valuation, real estate asset management and sales, trustee management services, property inspection and preservation, closing and title services, charge-off second mortgage collections, core technology back office support and multiple business technologies including our REALSuite of products. We provided all services at rates we believe to be comparable to market rates.
In connection with the Separation, Altisource and Ocwen entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the Separation including a Separation Agreement, a Tax Matters Agreement, an Employee Matters Agreement, an Intellectual Property Agreement, a Data Center and Disaster Recovery Agreement, a Technology Products Services Agreement, a Transition Services Agreement and certain long-term servicing contracts (collectively, the “Agreements”) (see Note 4 to our 2009 Form 10-K). For the nine months ended September 30, 2010, Altisource billed Ocwen $1.2 million ($0.5 million for the third quarter), and Ocwen billed Altisource $0.8 million ($0.2 million for the third quarter) for services provided under the Transition Services Agreement. These amounts are reflected as a component of Selling, General and Administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

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
Foreign Currency Exchange Risk
We consider the US Dollar to be our functional currency worldwide and the majority of our servicing agreements are denominated in US Dollars. Where required locally, we incur certain costs, primarily lease and payroll costs, in local currencies which include the Euro and Indian Rupee. Costs incurred in local currencies expose us to foreign exchange rate fluctuations to the extent our foreign positions remain un-hedged.
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
b)	Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ending September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Equity Securities purchased by us
The following table presents information related to our repurchases of our equity securities during the three months ended September 30, 2010:

			Total number
			of shares
			purchased as	Maximum number
	Total	Weighted	part of publicly	of shares that may
	number of	average	announced plans	yet be purchased
	shares	price paid	or	under the
Period	purchased	per share	programs(1)	plans or programs
Common shares(1):
July 1 — 31, 2010	—	$—	—	3,784,618
August 1 — 31, 2010	—	—	—	3,784,618
September 1 — 30, 2010	86,098	26.81	86,098	3,698,520

Total common shares	86,098	$26.81	86,098	3,698,520

(1)	In the second quarter of 2010, our shareholders authorized us to purchase up to 3,784,618 shares of our common stock in the open market.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A. (Registrant)

Date: October 28, 2010	By:	/s/ Robert D. Stiles
Robert D. Stiles
Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)