Form 10-K
period 2010-12-31
Altisource Portfolio Solutions S.A.
filed 2011-02-18
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
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
291, Route d’Arlon
L-1150 Luxembourg
Grand Duchy of Luxembourg
(352) 24 69 79 00
(Address and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $1.00 par value	NASDAQ Global Select Market
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2010 was $462,059,307 based on the closing share price as quoted on the NASDAQ Global Market on that day and the assumption that all directors and executive officers of the Company, and their families, are affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
The number of the Registrant’s common shares outstanding as of January 31, 2011 was 24,880,951.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Commission pursuant to Regulation 14A in connection with the registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2010.

PART I

ITEM 1.	BUSINESS
This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimate, and projections based on the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See Item 1A of Part 1 “Risk Factors”.
Overview
Altisource Portfolio Solutions S.A., together with its subsidiaries, is a provider of services focused on high value, knowledge-based functions principally related to real estate and mortgage portfolio management, asset recovery and customer relationship management. Utilizing integrated technology that includes decision models and behavioral based scripting engines, we provide solutions that improve clients’ performance and maximize their returns.
Except as otherwise indicated or unless the context otherwise requires, “Altisource,” “we,” “us,” “our” and the “Company” refer to Altisource Portfolio Solutions S.A., a Luxembourg société anonyme, or public limited company, and its subsidiaries.
We are a technology enabled global knowledge process provider initially focused on the entire mortgage services lifecycle and credit to cash lifecycle management spaces. During 2010, our first full calendar year as a separate entity, we achieved several milestones:
•	Recognized revenue of $301.4 million, representing a 49% increase over the year-ended December 31, 2009.
•	Recognized diluted earnings per share of $1.88 representing a 76% increase over the year-ended December 31, 2009.
•	Generated $52.8 million of operating cash flow representing on average $0.21 for every dollar of Service Revenue generated.
In addition, we sought to strategically deploy cash generated during 2010 to either facilitate long-term growth or return such cash to shareholders:
•	Acquired The Mortgage Partnership of America, LLC (“MPA”), manager of Best Partners Mortgage Cooperative, Inc. (“BPMC”) doing business as Lenders One Mortgage Cooperative (“Lenders One”). Lenders One is a national alliance of independent mortgage bankers.
•	Returned $17.8 million to shareholders through the repurchase of 0.7 million shares.
•	Expended $11.6 million on capital projects to facilitate the growth of operations, primarily as a result of the growth of the residential loan portfolio of our largest customer Ocwen Financial Corporation (“Ocwen”).
We are publicly traded on the NASDAQ Global Select market under the symbol ASPS. We were incorporated under the laws of Luxembourg on November 4, 1999 as Ocwen Luxembourg S.à r.l., renamed Altisource Portfolio Solutions S.à r.l. on May 12, 2009 and converted into Altisource Portfolio Solutions S.A. on June 5, 2009.
On August 10, 2009 (the “Separation Date”), we became a stand-alone public company in connection with our separation from Ocwen (the “Separation”). Prior to the Separation, our businesses were wholly-owned subsidiaries of Ocwen. On the Separation Date, Ocwen distributed all of the Altisource common stock to Ocwen’s shareholders (the “Distribution”). Ocwen’s stockholders received one share of Altisource common stock for every three shares of Ocwen common stock held as of August 4, 2009 (the “Record Date”). In addition, holders of Ocwen’s 3.25% Contingent Convertible Unsecured Senior Notes due 2024 received one share of Altisource common stock deemed held on an as if converted basis.

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
Reportable Segments
We classify our businesses into three reportable segments. Mortgage Services consists of mortgage management services that span the mortgage lifecycle. Financial Services principally consists of unsecured asset recovery and customer relationship management. Technology Services (formerly Technology Products) consists of modular, comprehensive integrated technological solutions for loan servicing, vendor management and invoice presentment and payment as well as providing infrastructure support.
We conduct portions of our operations in all 50 states and in three countries outside of the United States.
Mortgage Services
Mortgage Services provides the services that loan originators and loan servicers typically outsource to third parties. These services extend across the lifecycle of a mortgage loan.
Our Mortgage Services segment generates revenue principally by providing outsourced services for Ocwen or with respect to the residential loan portfolio serviced by Ocwen. During 2010, we achieved significant growth in our Mortgage Services segment primarily driven by the development and execution of default oriented mortgage services over an expanding national platform. In addition, during 2010 Ocwen successfully grew its residential loan portfolio primarily as a result of the acquisitions of a $6.9 billion servicing portfolio from Saxon Mortgage Services (“Saxon”) in May, 2010 and a $22.4 billion portfolio from HomEq Servicing, the United States mortgage servicing business from Barclays Bank, (“HomEq”) in September, 2010. As our largest customer, this growth in Ocwen’s residential portfolio should facilitate significant growth for us during 2011.
In addition, we are committed to developing into a full service provider in the mortgage services vertical including the provision of our services to mortgage originators. Through our acquisition of MPA in February 2010 we have preferred access to financial institutions which we believe constitutes 6% of the total residential mortgage origination market. In addition, we signed an agreement with Members United Corporate Federal Credit Union (“Members United”) which gives us access to over 2,000 diverse financial institutions.

The table below presents revenues for our Mortgage Services segment for the past three annual periods:

	For the Years Ended December 31,
(in thousands)	2010	2009	2008

Revenue:
Asset Management Services	$78,999	$30,464	$1,167
Component Services and Other	40,473	19,196	11,683
Residential Property Valuation	33,502	26,800	28,882
Closing and Title Services	28,056	17,444	13,173
Default Management Services	23,741	9,194	51

Total Revenue	$204,771	$103,098	$54,956

Transactions with Related Parties:
Asset Management Services	$78,999	$30,464	$1,161
Residential Property Valuation	32,525	25,762	27,301
Closing and Title Services	17,379	13,496	13,173
Default Management Services	6,752	4,367	—

Total	$135,655	$74,089	$41,635

Reimbursable Expenses (included in Revenue)(1):
Asset Management Services	$41,920	$14,308	$—
Default Management Services	2,328	1,769	—
Closing and Title Services	302	—	—

Total	$44,550	$16,077	$—

(1)	Reimbursable Expenses include costs we incur that we are able to pass through to our customers without any mark-up.
Residential Property Valuation. We provide our customers with a broad range of traditional appraisal and other valuation services, including broker price opinions, delivered through our network of experienced valuation experts with proven track records. Our customers have the ability to outsource their appraisal management functions to us taking advantage of our national vendor network and enhanced quality reviews.
Closing and Title Services. We provide an array of closing services (e.g., document preparation) and title services (e.g., pre-foreclosure title search, title insurance) applicable to the residential foreclosure process and the sale of residential property. Historically, we have focused on closing support services and un-insured title searches principally around Real Estate Owned (“REO”) sale transactions. During 2010, we began building out our title agency operations nationally in order to be able to expand our title search and insurance footprint.
Default Management Services. We provide non-legal back-office support for foreclosure, bankruptcy and eviction attorneys as well as non-judicial foreclosure services in California and Nevada. We do not execute or notarize foreclosure affidavits of debt or lost note affidavits.
Asset Management. Asset management services principally include property preservation, property inspection, REO asset management and REO brokerage. In the first quarter of 2010, we completed our national network for property preservation and REO disposition including our real estate broker referral network.
Component Services and Other. We provide our customers with loan underwriting, quality control, insurance and claims processing, call center services and analytical support. In addition, since February 2010, we have included the operations of MPA within Component Services and Other.

Financial Services
Our Financial Services segment provides collection and customer relationship management services primarily to debt originators (e.g., credit card, auto loans, retail credit) and the utility industry.
We generate the majority of our revenue in Financial Services from contingent collection activity on behalf of third parties. For this segment, we are focused on expansion of our global delivery platform, development of an enhanced technology platform and reduced cost structure.
The following table represents revenues for our Financial Services segment for the past three annual periods:

	For the Years Ended December 31,
(in thousands)	2010	2009	2008

Revenue:
Asset Recovery Management	$48,050	$51,019	$62,771
Customer Relationship Management	11,929	13,415	11,064

Total Revenue	$59,979	$64,434	$73,835

Transactions with Related Parties:
Asset Recovery Management	$166	$98	$1,181

Reimbursable Expenses (included in Revenue)(1):
Asset Recovery Management	$2,899	$—	$—

(1)	Reimbursable Expenses include costs we incur that we are able to pass through to our customers without any mark-up.
Asset Recovery Management. We provide post-charge-off consumer debt collection (e.g., credit cards, auto loans, second mortgages) on a contingent fee basis where we are paid a percentage of the cash collected.
Customer Relationship Management. We provide customer care (e.g., connects/disconnects for utilities) and early stage collections services for which we are generally compensated on a per-call, per-person or per-minute basis.
Technology Services
Technology Services comprises our REALSuite of applications as well as our IT infrastructure services. We only provide our IT infrastructure services to Ocwen and ourselves.
Our Technology Services segment is focused on (i) supporting the growth of Mortgage Services, Financial Services and Ocwen, (ii) developing technology solutions to facilitate delivery of services for Lenders One and Members United and (iii) commercializing our service offerings to expand their applicability.

The following table presents revenues for our Technology Services segment for the past three annual periods:

	For the Years Ended December 31,
(in thousands)	2010	2009	2008

Revenue:
REALSuite	$31,214	$25,784	$20,463
IT Infrastructure Services	20,799	21,669	24,820

Total Revenue	$52,013	$47,453	$45,283

Transactions with Related Parties(1):
REALSuite	$11,226	$9,899	$9,134
IT Infrastructure Services	7,941	10,811	26,012

Total	$19,167	$20,710	$35,146

(1)	Includes revenue earned from other segments related to RealSuite and IT infrastructure services of $1.8 million and $13.7 million, respectively in 2008.
The REALSuite platform includes a comprehensive, modular based technology suite that primarily consists of commercial and residential servicing platforms, a vendor management system and an invoice presentment and payment system. A brief description of key offerings within our REALSuite is provided below:
REALServicing® — an enterprise residential mortgage loan servicing product that offers an efficient and effective platform for loan servicing including default administration. This technology solution features automated workflows, scripting and robust reporting capabilities. The solution spans the loan administration cycle from loan boarding to satisfaction including all collections, payment processing and reporting. We also offer REALSynergy®, an enterprise commercial loan servicing system.
REALTrans® — a patented electronic business-to-business exchange that automates and simplifies the ordering, tracking and fulfilling of mortgage and other services. This technology solution, whether web-based or integrated into a servicing system, connects multiple service providers through a single platform and forms an efficient method for managing a large scale network of vendors.
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
Corporate Items and Eliminations
Corporate items principally includes expenditures related to corporate support functions such as finance, legal, human resources, risk management and consumer behavior. Prior to the Separation Date, this segment included eliminations of transactions between the reporting segments as well as expenditures recognized by us related to the Separation.
Customers
As of year-end, our active client base included companies primarily in the financial services, consumer products and services, utilities, government, real estate services and mortgage servicing sectors.

Our three largest customers in 2010 accounted for 68% of our total revenue. Our largest customers include Ocwen, American Express Company (“American Express”) and Assurant, Inc (“Assurant”) which accounted for 51%, 8% and 9%, respectively, of Altisource’s total revenue in 2010.
Ocwen remains our largest customer. Following the Separation, Ocwen is contractually obligated to purchase certain Mortgage Services and Technology Services from us under service agreements. These agreements extend until August 2017 subject to termination under certain provisions. Ocwen is not restricted from redeveloping these services. We settle amounts with Ocwen on a daily, weekly or monthly basis based upon the nature of the services and when the service is completed.
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

	For the Years Ended December 31,
	2010	2009

Mortgage Services	66%	72%
Technology Services	37	44
Financial Services	< 1	< 1
Consolidated Revenues	51%	47%
We record revenues we earn from Ocwen under the various long-term servicing contracts at rates we believe to be market rates as they are consistent with one or more of the following: the fees we charge to other customers for comparable services; the rates Ocwen pays to other service providers; fees commensurate with market surveys prepared by unaffiliated firms; or prices being charged by our competitors.
Sales and Marketing
We have experienced sales personnel with subject matter expertise for each of our primary services. These individuals maintain relationships throughout the industry sectors we serve and play an important role in generating new client leads as well as identifying opportunities to expand our services with existing clients. Additional leads are also generated through request for proposal processes from key industry participants. Our sales team works collaboratively and is compensated principally with a base salary and commission for sales generated.
From a sales and marketing perspective, our primary focus is supporting the growth of our largest customer, Ocwen, and on expanding relationships with existing customers and targeting new customers that could have a material positive impact on our results of operations. Given the highly concentrated nature of the industries that we serve, the time and effort spent in expanding relationships or winning new relationships is significant.
Intellectual Property
We rely on a combination of contractual restrictions, internal security practices, patents, trademarks, copyrights, trade secrets and other intellectual property to establish and protect our software, technology and expertise. We also own or, as necessary and appropriate, have obtained licenses from third parties to intellectual property relating to our services, processes and business. These intellectual property rights are important factors in the success of our businesses. We actively protect our rights and intend to continue our policy of taking all measures we deem reasonable and necessary to develop and protect our patents, copyrights, trade secrets, trademarks and other intellectual property rights.
As of December 31, 2010, we held two patents that expire in 2024 and 2025, respectively. In addition, Altisource has registered trademarks or recently filed applications for registration of trademarks in a number of countries or groups of countries including the United States the European Community, India and in twelve other countries or groups of countries. These trademarks generally can be renewed indefinitely.

Competition
The industry verticals in which we engage are highly competitive and generally consist of a few national vendors as well as a large number of regional or in-house providers resulting in a fragmented market with disparate service offerings. From an overall perspective, we compete with the global business process outsourcing firms such as Genpact Limited, WNS (Holdings) Limited and ExlService Holdings, Inc. Our Mortgage Services segment competes with national and regional third party service providers and in-house servicing operations of large mortgage lenders and servicers. Our Financial Services segment competes with other large receivables management companies as well as smaller companies and law firms focused on collections. Our Technology Services segment competes with third party data processing and software development companies.
Given the diverse nature of services that we and our competitors offer, we cannot determine our position in the market with certainty, but we believe that we represent only a small portion of very large sized markets. Given our size, some of our competitors may offer more diversified services, operate in broader geographic markets or have greater financial resources than we do. In addition, some of our larger customers retain multiple providers and continuously evaluate of our performance against our competitors.
Competitive factors in our Mortgage Services business include the quality and timeliness of our services, the size and competence of our network of vendors and the breadth of the services we offer. For Financial Services, competitive factors include the ability to achieve a collection rate comparable to our competitors; the quality and personal nature of the service; the consistency and professionalism of the service and the recruitment, training and retention of our workforce. Competitive factors in our Technology Services business include the quality of the technology-based application or service; application features and functions; ease of delivery and integration; our ability to maintain, enhance and support the applications or services and costs and enforceability of our patents.
Employees
As of December 31, 2010, we had the following number of employees:

				Consolidated
	United States	India	Other	Altisource

Mortgage Services	92	1,832	29	1,953
Financial Services(1)	655	463	—	1,118
Technology Services	19	506	—	525
Corporate	23	210	35	268

Total Employees	789	3,011	64	3,864

(1)	We also have an outsource agreement with an unrelated third-party that has approximately 625 employees in India supporting the assignment.
We have not experienced any work stoppages, and we consider our relations with employees to be good. We believe that our future success will depend, in part, on our ability to continue to attract, hire and retain skilled and experienced personnel.
Seasonality
Our revenues are seasonal. More specifically, Financial Services revenue tends to be higher in the first half of the year, particularly the first quarter, as borrowers may utilize tax refunds to pay debts. Mortgage Services revenue is impacted by property sales which tend to be at their lowest level during winter months and highest during summer months.

Government Regulation
Our business is subject to extensive regulation by federal, state and local governmental authorities including the Federal Trade Commission and the state agencies that license our mortgage services and collection entities. We also must comply with a number of federal, state and local consumer protection laws including, among others, the Dodd-Frank Act Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act, the Truth in Lending Act, the Fair Credit Reporting Act, the Homeowners Protection Act and the SAFE Act. These requirements can and do change as statutes and regulations are enacted, promulgated or amended.
We are subject to certain federal, state and local consumer protection provisions. We are also subject to licensing and regulation as a mortgage service provider and/or debt collector in a number of states. We are subject to audits and examinations that are conducted by the states. Our employees may be required to be licensed by various state commissions for the particular type of service delivered and to participate in regular continuing education programs. From time to time, we receive requests from state and other agencies for records, documents and information regarding our policies, procedures and practices regarding our mortgage services and debt collection business activities. We incur ongoing costs to comply with governmental regulations.
Available Information
We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (“SEC”). These filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room located at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1 800-SEC-0330 for further information on the public reference room.
Our principal Internet address is www.altisource.com and we encourage investors to use it as a way of easily finding information about us. We promptly make available on this website, free of charge, the reports that we file or furnish with the SEC, corporate governance information (including our Code of Business Conduct and Ethics) and select press releases. The contents of our website are not, however, a part of this report.

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
Our ability to grow is affected by our ability to retain and expand our existing client relationships and our ability to attract new customers.
Our ability to grow is affected by our ability to retain and expand our existing client relationships and our ability to attract new customers. Our ability to retain existing customers and expand those relationships is subject to a number of risks including the risk that we do not:
•	maintain or improve the quality of services that we provide to our customers;
•	maintain or improve the level of attention expected by our customers; and
•	successfully leverage our existing client relationships to sell additional services.
If our efforts to retain and expand our client relationships and to attract new customers do not prove effective, it could have a material adverse effect on our business and results of operations.

Our continuing relationship with Ocwen may inhibit our ability to obtain and retain other customers that compete with Ocwen.
As of December 31, 2010, our chairman owns or controls more than 15% of Ocwen’s common stock and 25% of our common stock. We derived 51% of our revenues in 2010 from Ocwen or the loan servicing portfolio managed by Ocwen. Given this close and continuing relationship with Ocwen, we may encounter difficulties in obtaining and retaining other customers who compete with Ocwen. Should these and other potential customers continue to view Altisource as part of Ocwen or as too closely related to or dependent upon Ocwen, they may be unwilling to utilize our services, and our growth could be inhibited as a result.
We are dependent on certain key customer relationships, the loss of or their inability to pay could reduce our revenues.
We currently generate approximately 51% of our revenue from Ocwen. Following the Separation, Ocwen is contractually obligated to purchase certain Mortgage Services and Technology Services from us under service agreements that extend for eight years from the Separation Date subject to termination under certain provisions.
Our largest Financial Services customer is American Express which accounted for 8% of our consolidated 2010 revenues. Our relationship with American Express is governed by an agreement that generally sets out the guidelines on which we will provide services although each assignment from American Express is separately agreed to by American Express. American Express is not contractually obligated to continue to use our services at historical levels or at all, and the relationship is terminable by American Express by giving 30 days prior written notice to us.
Assurant accounted for 9% of our 2010 revenue contributing to both our Mortgage Services and Technology Services segments. Our relationship with Assurant is governed by five year agreements that establish minimum service and pricing levels and generally are not terminable except in certain circumstances.
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
The markets for our services are characterized by constant technological change, frequent introduction of new services and evolving industry standards. Our future success will be significantly affected by our ability to enhance, primarily through use of automation, econometrics and behavioral science principles, our current services and develop and introduce new services that address the increasingly sophisticated needs of our customers and their customers. These initiatives carry the risks associated with any new service development effort including cost overruns, delays in delivery and performance effectiveness. There can be no assurance that we will be successful in developing, marketing and selling new services that meet these changing demands. In addition, we may experience difficulties that could delay or prevent the successful development, introduction and marketing of these services. Finally, our services and their enhancements may not adequately meet the demands of the marketplace and achieve market acceptance. Any of these results would have a negative impact on our financial condition and results of operations.
The Company’s growth objectives are dependent on the timing and market acceptance of our new service offerings.
Our ability to grow may be adversely affected by difficulties or delays in service development or the inability to gain market acceptance of new services to existing and new customers. There are no guarantees that new services will prove to be commercially successful.

Our intellectual property rights are valuable and any inability to protect them could reduce the value of our services.
Our patents, trademarks, trade secrets, copyrights and other intellectual property rights are important assets. The efforts we have taken to protect these proprietary rights may not be sufficient or effective. The unauthorized use of our intellectual property or significant impairment of our intellectual property rights could harm our business, make it more expensive to do business or hurt our ability to compete. Protecting our intellectual property rights is costly and time consuming.
Although we seek to obtain patent protection for our innovations, it is possible we may not be able to protect some of these innovations. Changes in patent law, such as changes in the law regarding patentable subject matter, can also impact our ability to obtain patent protection for our innovations. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important. Furthermore, there is always the possibility, despite our efforts, that the scope of the protection gained will be insufficient or that an issued patent may be deemed invalid or unenforceable.
Technology failures could damage our business operations and increase our costs.
System disruptions or failures may interrupt or delay our ability to provide services to our customers. Any sustained and repeated disruptions in these services may have an adverse impact on our results of operations.
The secure transmission of confidential information over the Internet is essential to maintaining consumer confidence. Security breaches and acts of vandalism could result in a compromise or breach of the technology that we use to protect our customers’ personal information and transaction data and could result in the assessment of penalties. Furthermore, Congress or individual states could enact new laws regulating electronic commerce that could adversely affect us and our results of operations.
We may be subject to claims of legal violations or wrongful conduct which may cause us to pay unexpected litigation costs or damages or modify our products or processes.
From time to time, we may be subject to costly and time-consuming legal proceedings that claim legal violations or wrongful conduct. These lawsuits may involve clients, vendors, competitors and / or other large groups of plaintiffs and, if resulting in findings of violations, could result in substantial damages. Alternatively, the Company may be forced to settle some claims out of court and change existing company practices, services and processes that are currently revenue generating. This could lead to unexpected costs or a loss of revenue.
If we fail to comply with privacy regulations imposed on providers of services to financial institutions, our business could be harmed.
As a provider of services to financial institutions, we are bound by the same limitations on disclosure of the information we receive from their customers that apply to the financial institutions themselves. If we fail to comply with these regulations, we could be exposed to lawsuits or to governmental proceedings; our customer relationships and reputation could be harmed; and we could be inhibited in our ability to obtain new customers. In addition, the adoption of more restrictive privacy laws or rules in the future on the federal or state level could have an adverse impact on us.
Our business is subject to extensive regulation, and failure to comply with existing or new regulations may adversely impact us.
Our business is subject to extensive regulation by federal, state and local governmental authorities including the Federal Trade Commission and the state agencies that license certain of our mortgage related services and collection services. We also must comply with a number of federal, state and local consumer protection laws including, among others, the Dodd-Frank Act, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act, the Truth in Lending Act, the Fair Credit Reporting Act, the Homeowners Protection Act and the SAFE Act. These requirements can and do change as statutes and regulations are enacted, promulgated or amended.

We are subject to certain federal, state and local consumer protection provisions. We also are subject to licensing and regulation as a mortgage service provider, title insurance agency, real estate broker and/or debt collector in a number of states. We are subject to audits and examinations that are conducted by the states in which we do business. Our employees and subsidiaries may be required to be licensed by various state commissions for the particular type of service sold and to participate in regular continuing education programs. From time to time, we receive requests from state and other agencies for records, documents and information regarding our policies, procedures and practices for our mortgage services and debt collection business activities. We incur significant ongoing costs to comply with governmental regulations.
The volume of new or modified laws and regulations has increased in recent years and, in addition, some individual municipalities have begun to enact laws that restrict mortgage services activities. If our regulators impose new or more restrictive requirements, we may incur significant additional costs to comply with such requirements which could further adversely affect our results of operations or financial condition. In addition, our failure to comply with these laws and regulations can possibly lead to civil and criminal liability; loss of licensure; damage to our reputation in the industry; fines and penalties; and litigation, including class action lawsuits or administrative enforcement actions. Any of these outcomes could harm our results of operations or financial condition.
Altisource is a Luxembourg company, and it may be difficult to enforce judgments against it or its directors and executive officers.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
As of December 31, 2010, our principal executive offices are located in leased office space in Luxembourg, Grand Duchy of Luxembourg. We also lease office space to conduct our operations in:
•	the United States, principally Arizona, New York (used primarily by the Financial Services segment), California (used primarily by the Mortgage Services and Financial Services segments), Missouri (used primarily by the Mortgage Services segment) and Georgia (used by all segments);
•	India, principally Bangalore (used by all segments), Goa (used primarily by the Financial Services segment) and Mumbai (used primarily by the Mortgage Services and Financial Services segments); and
•	Montevideo, Uruguay (used primarily by the Corporate segment).
We do not own any real property. We consider these facilities to be suitable and adequate for the management and operations of our business.

ITEM 3.	LEGAL PROCEEDINGS
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
Market Information
Our common stock began trading on the NASDAQ Global Select Market under the symbol of “ASPS” on August 10, 2009. The following table sets forth the high and low close of day sales prices for our common stock, for the periods indicated, as reported by the NASDAQ Global Select Market since the stock was first traded:

	2010
Quarter Ended	Low	High

March 31	$21.13	$27.02
June 30	21.84	28.19
September 30	24.29	31.14
December 31	24.40	30.64

	2009
Quarter Ended	Low	High

September 30	$10.10	$14.51
December 31	14.41	21.21
The number of holders of record of our common stock as of January 31, 2011 was 110. The number of beneficial stockholders is substantially greater than the number of holders as a large portion of our common stock is held through brokerage firms.
Dividends
We have never declared or paid cash dividends on our common stock, and we do not intend to pay dividends in the foreseeable future.

Issuer Purchases of Equity Securities
On May 19, 2010, our shareholders authorized us to purchase up to 3.8 million shares of our common stock in the open market. The following table presents information related to our repurchases of our equity securities during the three months ended December 31, 2010:

				Maximum
			Total number	number
			of shares	of shares that
			purchased as	may
			part of	yet be
	Total	Weighted	publicly	purchased
	number of	average	announced	under the
	shares	price paid	plans	plans or
Period	purchased	per share	or programs	programs

Common shares:
October 1 – 31, 2010	65,317	$25.86	65,317	3,633,203
November 1 – 30, 2010	435,607	27.31	435,607	3,197,596
December 1 – 31, 2010	69,093	27.37	69,093	3,128,503

Total common shares	570,017	$27.15	570,017	3,128,503

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
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P’s 500 Index for the period commencing on August 10, 2009, the first trading day of our common stock, and ending on December 31, 2010, the last trading day of fiscal year 2010. The graph assumes an investment of $100 at the beginning of such period. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	8/10/2009	9/30/2009	12/31/2009	03/31/10	06/30/10	09/30/10	12/31/10

Altisource	$100.00	$118.36	$172.05	$183.61	$202.79	$255.25	$235.33
S&P 500	100.00	104.54	110.72	115.65	101.94	112.86	124.38
NASDAQ Composite	100.00	106.53	113.90	120.37	105.87	118.89	133.16

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
The consolidated financial statements as of and for the years ended December 31, 2010 and 2009 and the combined consolidated statement of operations for the year ended December 31, 2008 were derived from our audited consolidated financial statements that are included elsewhere in this filing. The combined consolidated statement of operations for the year ended December 31, 2007 and the combined consolidated balance sheet as of December 31, 2008 is derived from our audited financial statements not included in this report. The combined statement of operations data for the year ended December 31, 2006 and the combined balance sheet data as of December 31, 2007 and 2006 are derived from unaudited financial statements not included in this report. The unaudited financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information set forth in this report.
The historical results presented below may not be indicative of our future performance and do not necessarily reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity for periods ending prior to August 9, 2009 (as discussed in Note 1 to the consolidated financial statements).
The selected consolidated financial data should be read in conjunction with the information contained in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto in Item 8 of Part II, “Financial Statements and Supplementary Data”.

	Years Ended December 31,
(in thousands, except per share data)	2010(1)	2009	2008	2007(2)	2006

Revenue	$301,378	$202,812	$160,363	$134,906	$96,603
Cost of Revenue	189,059	126,797	115,048	96,954	72,163

Gross Profit	112,319	76,015	45,315	37,952	24,440
Selling, General and Administrative Expenses	57,352	39,473	28,088	27,930	17,622

Income from Operations	54,967	36,542	17,227	10,022	6,818
Other Income (Expense), net	804	1,034	(2,626)	(1,743)	205

Income before Income Taxes	55,771	37,576	14,601	8,279	7,023
Income Tax Benefit (Provision)	403	(11,605)	(5,382)	(1,564)	(1,616)

Net Income	56,174	25,971	9,219	6,715	5,407
Net Income Attributable to Non Controlling Interests	(6,903)	—	—	—	—

Net Income Attributable to Altisource	$49,271	$25,971	$9,219	$6,715	$5,407

Net Income per Share(3)
Basic	$1.96	$1.08	$0.38	$0.28	$0.22

Diluted	$1.88	$1.07	$0.38	$0.28	$0.22

Transactions with Related Parties included above:
Revenue	$154,988	$94,897	$64,251	$59,350	$51,971
Selling, General and Administrative Expenses	1,056	4,308	6,208	8,864	9,103
Interest Expense	—	1,290	2,269	965	503

	As of December 31,
(in thousands)	2010(1)	2009	2008	2007(2)	2006

Cash and Cash Equivalents	$22,134	$30,456	$6,988	$5,688	$—
Accounts Receivable, net	53,495	30,497	9,077	16,770	7,925
Premises and Equipment, net	17,493	11,408	9,304	12,173	9,826
Intangible Assets, net	72,428	33,719	36,391	38,945	—
Goodwill	11,836	9,324	11,540	14,797	1,618
Total Assets	197,800	120,556	76,675	92,845	22,205
Lines of Credit and Other Secured Borrowings	—	—	1,123	147	—
Capital Lease Obligations	1,532	664	1,356	3,631	3,219
Total Liabilities	45,902	34,208	16,129	17,171	7,357

(1)	The operations of MPA are included in our financial statements effective February 12, 2010, the date of acquisition (see Note 4 to the consolidated financial statements). Total goodwill and intangibles were $51.6 million at December 31, 2010. MPA and its consolidated subsidiary contributed $18.0 million of revenue, including $6.9 million attributable to non-controlling interests, for the year ended December 31, 2010. Operating expenses (including both Cost of Revenue and Selling, General and Administrative Expenses) were $4.9 million for the year ended December 31, 2010.

(2)	The operations of NCI are included in our financial statements effective June 6, 2007, the date of acquisition. NCI is a receivables management company specializing in contingency collections and customer relationship management for credit card issuers and other consumer credit providers. Total goodwill and intangibles were $31.1 million, $41.4 million and $46.3 million, at December 31, 2010, 2009 and 2008, respectively. NCI revenues were $60.0 million, $63.1 million and $69.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. NCI operating expenses (including both Cost of Revenue and Selling, General and Administrative Expenses) were $62.9 million, $69.0 million and $74.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(3)	For all periods prior to the Separation, the number of shares issued in the capitalization (24.1 million) is being used for diluted earnings per share (“EPS”) as for basic EPS as no common stock of Altisource was traded prior to August 10, 2009 and no Altisource equity awards were outstanding prior to that date.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on our businesses, current developments, financial condition, cash flows and results of operations. MD&A is organized as follows:
•	Overview. This section, beginning on page 19, provides a description of recent developments we believe are important in understanding the results of operations and financial condition or in understanding anticipated future trends.
•	Consolidated Results of Operations. This section, beginning on page 22, provides an analysis of our consolidated results of operations for the three years ended December 31, 2010. In addition, a brief description is provided of significant transactions and events that affect the comparability of results being analyzed.
•	Segment Results of Operations. This section, beginning on page 28, provides an analysis of each business segment for the three years ended December 31, 2010 as well as our Corporate segment. In addition, we discuss significant transactions, events and trends that may affect the comparability of the results being analyzed.
•	Liquidity and Capital Resources. This section, beginning on page 41, provides an analysis of our cash flows for the three years ended December 31, 2010. We also discuss restrictions on cash movements, future commitments and capital resources.

•	Critical Accounting Judgments. This section, beginning on page 43, identifies those accounting principles we believe are most important to our financial results and that require significant judgment and estimates on the part of management in application. We provide all of our significant accounting policies in Note 2 to the accompanying consolidated financial statements.
•	Other Matters. This section, beginning on page 44, provides a discussion of off-balance sheet arrangements to the extent they exist. In addition, we provide a tabular discussion of contractual obligations and discuss any significant commitments or contingencies.
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations of financial position, made in this Annual Report on Form 10-K are forward looking. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under section entitled “Risk Factors” in this report, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. We undertake no obligation to publicly update or review any forward-looking statement whether as a result of new information, future developments or otherwise.
OVERVIEW
Our Business
We are a provider of services focused on high value, knowledge-based functions principally related to real estate and mortgage portfolio management, asset recovery and customer relationship management. Utilizing integrated technology that includes decision models and behavioral based scripting engines, we provide solutions that improve clients’ performance and maximize their returns.
Further discussion regarding our business may be found under Part I, Item 1, “Business”.
Strategic Update
Our objective for 2010 was to more fully develop into a global knowledge process provider initially focused on the entire mortgage services lifecycle and credit to cash lifecycle management spaces. To accomplish this objective, we focused on four strategic initiatives:
Existing Customer Penetration. Within our Mortgage Services segment, we sought to expand the revenues derived from Ocwen’s loan portfolio principally by executing our national rollout plans. During 2010, we generated $135.7 million of revenue, an 83% increase over the prior year, from Ocwen’s portfolio. This growth was principally due to the successful rollout of services including asset management services nationally and default management services to 26 states during the year. In 2011, we intend to rollout our title insurance services to key states including California for which we obtained our agency licenses in December 2010. In addition, we plan to continue to add states for existing and new services where the business volume supports the expansion.

We also sought to expand relationships with key customers in our Financial Services segment. During 2010, we had mixed results. Although we saw increases in revenues from a key credit card customer and a key first party customer, these were generally offset by declines in revenues from American Express.
New Customer Acquisition. We expanded and diversified our customer base principally via our acquisition of MPA, which gives us access to what we believe represents approximately 6% of the total origination market.
Invest in New Service Offerings: While we made significant investments in the roll-out of our default oriented services, we also invested in several new service offerings. This included the GoHoming.com real estate portal, the launch of REALRemit for use by external customers other than Ocwen and the launch of our title insurance services.
Highest Quality at Lowest Operating Costs. Our global workforce and robust quality assurance program have allowed us to develop and deliver high quality, new services at a low cost. In 2011, we are focused on improving our delivery model by enhancing our proprietary technologies to further drive quality and margin improvements for these services.
Our 2011 strategic initiatives recognize that our primary objective is to create shareholder value while we become a premier global, technology-enabled knowledge based outsource provider that delivers superior results for our customers:
Improve operating effectiveness. By improving operating effectiveness we intend to deliver high quality services that meet or exceed customers’ performance expectations, ultimately driving higher revenues and margins for our customers. For example, in our Mortgage Services segment, we are principally focused on assisting our customers in reducing foreclosure and REO disposition timelines while maintaining high quality work. In our Financial Services segment, we have recommitted ourselves to perform in the top quartile for all key customers. Finally, in our Technology Services segment, we are focused on many initiatives including the development and deployment of business process management solutions to effectively manage our growing portfolio.
Expand Service Offerings. In 2011, we will primarily sell our expanded services offerings to Ocwen and the members of Lenders One. For Ocwen, we are primarily focused on expanding title agency services. For Lenders One, we are developing origination oriented services including valuation, title and fulfillment services that we intend to deliver over an enhanced technology platform that recognizes the unique requirements of the customers.
Balance Service Offerings. By developing a more balanced portfolio of service offerings, we believe we will be able to generate long-term consistent revenue and earnings growth. In our Mortgage Services segment a significant facet of this is building out the previously mentioned origination services whether as a direct provider, reseller, vendor manager or lead generator. In addition, we plan to invest in Correspondent One (formerly called Lend One) to facilitate the sale of mortgages by members of Lenders One while at the same time driving the adoption of our origination services by the members. In our Technology Services segment, we are focused on supporting the rollout of origination services through the development of an origination vendor portal.
Bring Financial Services to Profitability. We remain committed to improving the financial performance of our Financial Services segment principally through excellent performance for our customers. This includes initiatives such as the development of optimal resolution models deployed through dynamic scripts and ensuring that we perform in the top quartile for our key accounts. In addition, we intend to grow our global delivery platform across the services we offer in this segment.
Enhance Leadership Team. Our accelerated growth, entry into new services and expanding regulatory requirements requires us to continue to add additional talent in key areas.
We believe we will be able to accomplish these objectives during 2011 via the free cash flow generated from our current operations and will not require additional capital.

Basis of Presentation
We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). For periods prior to the Separation, our results include revenues and expenses directly attributable to our operations and allocations of expense from Ocwen which may not necessarily reflect what our consolidated results of operations, financial position and cash flows would have been had we operated as an independent company during that entire period.
Acquisition of MPA
MPA and its consolidated subsidiary contributed $18.0 million of revenue, including $6.9 million attributable to non-controlling interests, and $9.2 million of EBITDA since the February 2010 acquisition date. This revenue and EBITDA was substantially in line with our internal projections. Through December 31, 2010, MPA has 179 Members.
Stock Repurchase Plan
We intend to limit dilution caused by option exercises, including anticipated exercises, and acquisitions by repurchasing shares on the open market. On May 19, 2010, our shareholders authorized us to purchase 15% of our outstanding share capital, or 3.8 million shares of our common stock, in the open market. Through December 31, 2010, we purchased 0.7 million shares of our common stock on the open market at an average price of $27.11, leaving 3.1 million shares still available for purchase.
Factors Affecting Comparability
The following items may impact the comparability of our results:
•	In February 2010, we acquired all of the outstanding membership interests of MPA. MPA was formed with the purpose of managing BPMC which operates as Lenders One. Lenders One is a national alliance of independent mortgage bankers that provides its Members with education and training along with revenue enhancing, cost reducing and market share expanding opportunities. The results of operations of BPMC have been consolidated under the variable interest model since the acquisition date;
•	During 2010, to further align the interests of management with shareholders, we expanded our use of equity compensation. For the year ended December 31, 2010, we have recognized $3.1 million of equity compensation expense as compared to $0.3 million for the full year ending December 31, 2009. Contributing to the increase was the attainment of certain market performance criteria which triggered vesting of a portion of the awards and acceleration in the expense recognition of these grants;
•	In the fourth quarter of 2010, we recognized $2.8 million of goodwill impairment related to the Financial Services segment;
•	During the year ended December 31, 2009, we recognized $3.4 million of one-time costs in our Corporate segment in anticipation of the Separation from Ocwen; and
•	During the year ended December 31, 2009, we recognized $1.9 million of facility closure costs, $1.4 million of litigation settlement losses (both recognized in Selling, General and Administrative Expenses) and a $2.3 million litigation settlement gain in Other Income in our Financial Services segment.

CONSOLIDATED RESULTS OF OPERATIONS
Summary Consolidated Results
Following is a discussion of our consolidated results of operations for each of the years in the three year period ended December 31, 2010. For a more detailed discussion of the factors that affected the results of our business segments in these periods, see “SEGMENT RESULTS OF OPERATIONS” below.
The following table sets forth information regarding our results of operations for the years ended December 31, 2010, 2009, and 2008.

	Years Ended December 31,
(dollars in thousands)	2010	(*)	2009	(*)	2008

Service Revenue	$247,026	32%	$186,735	16%	$160,363
Reimbursable Expenses	47,449	195	16,077	100	—
Cooperative Non-controlling Interests	6,903	100	—	—	—

Total Revenue	301,378	49	202,812	26	160,363
Cost of Revenue	189,059	(49)	126,797	(10)	115,048

Gross Profit	112,319	48	76,015	68	45,315

Gross Profit/Service Revenue	45%		41%		28%

Selling, General and Administrative Expenses	57,352	(45)	39,473	(41)	28,088

Income from Operations	54,967	50	36,542	112	17,227

Income from Operations/Service Revenue	22%		20%		11%

Other Income (Expense), net	804	(22)	1,034	139	(2,626)

Income Before Income Taxes	55,771	48	37,576	157	14,601
Income Tax Benefit (Provision)	403	104	(11,605)	(116)	(5,382)

Net Income	56,174	116	25,971	182	9,219
Net Income Attributable to Non-controlling Interests	(6,903)	(100)	—	—	—

Net Income Attributable to Altisource	$49,271	90%	$25,971	182%	$9,219

Transactions with Related Parties:
Revenue	$154,988		$94,897		$64,251
Selling, General and Administrative Expenses	1,056		4,308		6,208
Interest Expense	—		1,290		2,269

(*)	Represents percentage change (better/(worse)) from prior period.

Revenue
The following table presents our revenues for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
(dollars in thousands)	2010	(*)	2009	(*)	2008

Mortgage Services:
Service Revenue	$153,318	76%	$87,021	58%	$54,956
Reimbursable Expenses	44,550	177	16,077	100	—
Cooperative Non-controlling Interest	6,903	100	—	—	—

Mortgage Services — Total Revenue	204,771	99	103,098	88	54,956

Financial Services:
Service Revenue	57,080	(11)	64,434	(13)	73,835
Reimbursable Expenses	2,899	100	—	—	—

Financial Services — Total Revenue	59,979	(7)	64,434	(13)	73,835

Technology Services	52,013	10	47,453	5	45,283

Eliminations	(15,385)	(26)	(12,173)	11	(13,711)

Total Revenue	$301,378	49%	$202,812	26%	$160,363

Transactions with Related Parties:
Mortgage Services	$135,655		$74,089		$41,635
Financial Services	166		98		1,181
Technology Services(1)	19,167		20,710		35,146

(1)	Includes revenue earned from other segments related to REALSuite and IT infrastructure services of $1.8 million and $13.7 million, respectively in 2008.

(*)	Represents percentage change (better/(worse)) from prior period.

Service Revenue consists of amounts attributable to our fee based services. Reimbursable Expenses consists of amounts that we incur on behalf of our customers in performing our fee based services, but we pass such costs directly on to our customers without any additional markup. Cooperative Non-controlling Interests is attributable to the Members of Lenders One. In evaluating our performance, we utilize Service Revenue to neutralize the impact of amounts for which we earn no margin.
The growth in Total Revenues was principally driven by our Mortgage Services segment. This growth in fee based Mortgage Services was the result of the development and execution of default oriented mortgage services over an expanding national platform and the expansion of Ocwen’s residential loan portfolio primarily as a result of the acquisitions of a $6.9 billion servicing portfolio from Saxon in May, 2010 and a $22.4 billion portfolio from HomEq in September, 2010. The expansion of Ocwen’s platform was also the primary contributor to growth with respect to Technology Services revenues. In addition, from a Total Revenues perspective, the expansion of our asset management and default services businesses was the primary contributor to the increase in Reimbursable Expenses. Finally, our acquisition of MPA contributed to the overall increase in Total Revenues and to the inclusion of Cooperative Non-controlling Interests.
Partially offsetting our growth in Service Revenue in Mortgage Services and Technology Services was a decline in the Financial Services segment. Contributing factors to the general decline in revenues include reduced placements from our largest customer in this segment partially offset by placements from other customers. In addition, we continue to build out a global delivery platform for collections which sometimes results in lower revenues per account although at higher margins.
The principal driver of the increase in revenue during 2009 compared to 2008 was our development and rollout of residential default oriented services which facilitated our expanded relationship with Ocwen. The increase was primarily in default management, asset management and closing and title services. Our Technology Services segment also ended the year with an increase in revenue as decreases in infrastructure support revenue were offset by increases in REALServicing principally with one third-party customer. Finally, Financial Services revenues continued to be negatively impacted by the overall economic conditions resulting in a decrease in revenues for this segment.
Our revenues are seasonal. More specifically, Financial Services revenue tends to be higher in the first half of the year as borrowers may utilize tax refunds to pay debts. Mortgage Services revenue is impacted by Real Estate Owned (“REO”) sales which tend to be at their lowest level during winter months and highest during summer months.

Cost of Revenue
Cost of revenue principally includes payroll and employee benefits associated with personnel employed in customer service and operations roles, fees paid to external providers related to provision of services, reimbursable expenses, technology and telephony expenses as well as depreciation and amortization of operating assets. The components of Cost of Revenue were as follows for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
(dollars in thousands)	2010	(*)	2009	(*)	2008

Compensation and Benefits	$62,791	(23)%	$51,251	14%	$59,311
Outside Fees and Services	60,583	(41)	43,026	(20)	35,825
Reimbursable Expenses	47,449	(195)	16,077	(100)	—
Technology and Communication	18,236	(11)	16,443	17	19,912

Cost of Revenue	$189,059	(49)%	$126,797	(10)%	$115,048

Gross Profit Percentage
Gross Profit/Service Revenue	45%		41%		28%

(*)	Represents percentage change (better/(worse)) from prior period.
On a consolidated basis, our gross margins based on Service Revenue for the year ended December 31, 2010 increased as a result of the composition of revenues being more weighted towards the higher margin Mortgage Services segment, the acquisition of MPA in 2010 and our ability to efficiently scale our operations as our referral base grows. Our gross profit percentage increased in 2009 compared to 2008 reflecting the composition of revenues being more weighted towards Mortgage Services. In addition, we aggressively reduced our compensation cost within our Financial Services segment both by reducing the overall number of collectors as well as redistributing collectors to less expensive locations.
Compensation and Benefits costs grew in 2010 to support the national rollout of services and the growth in Ocwen’s residential loan portfolio. In addition, for periods subsequent to the Separation Date, we treat compensation costs associated with segment executive management and segment marketing activities as a component of Selling, General and Administrative Expenses. The decrease in 2009 compared to 2008 was related to the decreased compensation costs in our Financial Services segment as discussed above.
In 2010 and 2009, Outside Fees and Services primarily increased in our Mortgage Services segment consistent with the expansion of our services. Outside Fees and Services in 2010 also increased when compared to the prior year in our Financial Services segment as a result of an increase in placements we service using external collectors.
During 2009, Outside Fees and Services increased compared to 2008 in our Financial Services segment as we attempted to collect on more accounts in 2009 than in 2008 and, therefore, incurred greater costs. Our Financial Services segment increased its use of external collectors resulting in a shift in cost from Compensation and Benefits to Outside Fees and Services.
As noted above in our discussion of Total Revenue, the expansion of our asset management and default services was the primary contributor to the increase in Reimbursable Expenses which are reflected as a component of Cost of Revenues.
The increase in Technology and Communication Costs in 2010 is primarily related to costs associated with the new data center. In addition, costs increased as a result of the addition of new facilities and the expansion of bandwidth and server capacity to handle the increased demands experienced due to growth in Ocwen’s portfolio and our services.
In 2009, Technology and Communications decreased compared to 2008 in part due to the reduction of telephony costs, as well as lower overall technology costs due to fewer collectors in the Financial Services segment. Finally, we incurred lower depreciation in 2009 as several assets became fully depreciated late in 2008. This included the acceleration of depreciation of certain obsolete technology that impacted the 2008 periods but not those in 2009.

Selling, General and Administrative Expenses
Selling, General and Administrative Expenses include payroll, employee benefits, occupancy and other costs associated with personnel employed in executive, sales, marketing, human resources, consumer behavior, internal audit and finance roles. This category also includes professional fees, depreciation and amortization on non-operating assets. The components of Selling, General and Administrative Expenses were as follows for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
(dollars in thousands)	2010	(*)	2009	(*)	2008

Compensation and Benefits	$19,116	N/M	$4,096	34%	$6,208
Professional Services	8,026	22%	10,252	(214)	3,270
Occupancy Related Costs	12,154	(44)	8,456	(4)	8,125
Amortization of Intangible Assets	4,891	(83)	2,672	(5)	2,554
Goodwill Impairment	2,816	(100)	—		—
Other	10,349	26	13,997	(77)	7,931

Total Selling, General and Administrative Expenses	$57,352	(45)%	$39,473	(41)%	$28,088

Operating Margin Percentage
Income from Operations/Service Revenue	22%		20%		11%

N/M — Not meaningful.

(*)	Represents percentage change (better/(worse)) from prior period.
Compensation and Benefits increased in 2010 primarily as a result of the cost of being a separate public company for a full year; the need to have separate support functions such as accounting, legal and human resources; the previously mentioned reclassification of certain executive and marketing related compensation costs from Cost of Revenues; and increased equity compensation for senior executives. Compensation and Benefits in 2008 primarily represent expenses allocated from Ocwen through the Separation Date for certain corporate functions as discussed more fully in “SECTION 1 — OVERVIEW, Separation” above. Subsequent to the Separation Date, these types of expenses (although no longer allocated from Ocwen) are included in all of the Selling, General and Administrative Expense categories above. As a result, the decrease in 2009 is the result of allocations from Ocwen only representing a partial period compared to a full year of allocations from Ocwen in the 2008.
Costs associated with Professional Services have increased in 2010 after we consider the impact of 2009 one-time costs. The increase in Professional Services is primarily attributable to costs associated with being a separate public company for a full year including increased audit and legal fees as well as insurance. Professional Services increased in 2009 compared to 2008 primarily due to $3.4 million of one-time separation related expenses, $1.4 million increase in legal expense primarily due to litigation (see Note 17 to the consolidated financial statements) and an increase in costs associated with being a public company such as audit fees along with Director and Officer insurance.
Occupancy Related Costs increased in 2010 primarily as a result of our expansion of services which led to new leased facilities in India and the United States. The increase was partially offset by decreases associated with lease facility closures in the Financial Services segment in 2009.
Amortization of Intangible Assets increased in 2010 as a result of the intangibles acquired in connection with the acquisition of MPA (see Notes 4 and 8 to the consolidated financial statements). In addition, we impaired the remaining $2.8 million of goodwill in 2010 related to the Financial Services segment.
Other Selling, General and Administrative Expenses in 2010 was comparable to 2009 when adjusting for the $1.9 million in facility closure costs recognized in 2009 consisting of lease exit costs and severance for closure of facilities in Miramar, Florida and Victoria, British Columbia, Canada. These facility closure costs also led to the increase in 2009 as compared to 2008.

EBITDA
Altisource evaluates performance based on several factors of which a primary financial measure is income before interest, tax, depreciation and amortization (“EBITDA”). In addition, we adjusted EBITDA for goodwill impairment and Net Income Attributable to Non-controlling Interests. We believe that this non-GAAP financial measure is useful to investors and analysts in analyzing and assessing our overall business performance since we utilize this information for making operating decisions, for compensation decisions and for forecasting and planning future periods. While the Company uses non-GAAP financial measures as a tool to enhance its understanding of certain aspects of its financial performance and to provide incremental insight into the underlying factors and trends affecting both the Company’s performance and its cash-generating potential, the Company does not consider these measures to be a substitute for, or superior to, the information provided by GAAP financial measures. Consistent with this approach, the Company believes that disclosing non-GAAP financial measures to the readers of its financial statements provides such readers with useful supplemental data that, while not a substitute for GAAP financial measures, allows for greater transparency in the review of its financial and operational performance and enables investors to more fully understand trends in its current and future performance.

	Years Ended December 31,
(dollars in thousands)	2010	(*)	2009	(*)	2008

Income Before Income Taxes	$55,771	48%	$37,576	157%	$14,601
Interest, net	87	95	1,644	38	2,655
Depreciation and Amortization	7,158	(32)	5,432	31	7,836
Amortization of Intangibles	4,891	(83)	2,672	(5)	2,554
Goodwill Impairment	2,816		—		—
Net Income attributable to Non-controlling Interests	(6,903)	(100)	—	—	—

EBITDA	$63,820	35%	$47,324	71%	$27,646

EBITDA Margin:
EBITDA/Service Revenue	26%		25%		17%

(*)	Represents percentage change (better/(worse)) from prior period.

(1)	See “SECTION 3 — SEGMENT RESULTS OF OPERATIONS” below for a reconciliation of the most directly comparable GAAP measure to EBITDA.
EBITDA margins based on Service Revenue increased only slightly in 2010 as a result of the revenue and expenses changes discussed above as continued reinvestment in our business, particularly to support the national rollout of default oriented services and the growth in Ocwen’s residential loan portfolio.
For 2011, we will continue to invest in our service offerings. Significant investments in 2011 are expected to include the development and national rollout of title insurance and origination services in our Mortgage Services segment and our REALSuite of services within our Technology Services segment. These investments are important for our growth in future periods, but will continue to minimize expansion of EBITDA margins against Service Revenue.
In addition to the changes in 2009 as compared to 2008 in revenue and expenses discussed above, the increase in EBITDA also benefited from $2.3 million of Other Income recorded in 2009 relating to a litigation settlement (see Note 17 to the consolidated financial statements).

Income Taxes
Our income tax (benefit) / provision was $(0.4) million, $11.6 million and $5.4 million in 2010, 2009 and 2008, respectively. Our effective tax rate was (0.8)%, 30.9% and 36.9% for 2010, 2009 and 2008, respectively. Our consolidated effective income tax rate for financial reporting purposes may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our domestic and international operations which may be subject to differing tax rates, and based on our ability to utilize net operating loss and tax credit carryforwards.
The primary reason for the recognition of a benefit in 2010 was due to the receipt of a favorable ruling in June 2010 regarding the treatment of certain intangibles that exist for purposes of determining the Company’s taxable income. The ruling is retroactive to the Separation Date. As a result of the ruling, the Company recognized a $3.4 million credit attributable to 2009 in the second quarter 2010. This ruling did not have a material impact on our deferred tax assets or liabilities. In addition, the change in the mix of income in various taxing jurisdictions also worked to reduce our rate, including a decline in the performance of our Financial Services segment which served to reduce our taxes in the United States. Our income tax provision computed by applying the Luxembourg statutory tax rate of 28.6% differs from our effective tax rate primarily because of the effect of the favorable tax ruling as well as the varying tax rates in multiple taxing jurisdictions.
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
Recent Accounting Pronouncements
There are no pending accounting pronouncements that are expected to have a material impact upon adoption.
SEGMENT RESULTS OF OPERATIONS
The following section provides a discussion of pre-tax results of operations of our business segments for the years ended December 31, 2010, 2009 and 2008. Transactions between segments are accounted for as third-party arrangements for purposes of presenting Segment Results of Operations. Intercompany transactions primarily consist of information technology infrastructure services and charges for the use of certain REAL services from our Technology Services segment to our other two segments. Generally, we reflect these charges within Technology and Communication in the segment receiving the services except for consulting services which we reflect in professional services.

	For the Year Ended December 31, 2010
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$204,771	$59,979	$52,013	$(15,385)	$301,378
Cost of Revenue	124,485	49,781	28,909	(14,116)	189,059

Gross Profit	80,286	10,198	23,104	(1,269)	112,319
Selling, General and Administrative Expenses	14,890	19,567	4,985	17,910	57,352

Income (Loss) from Operations	65,396	(9,369)	18,119	(19,179)	54,967
Other income (expense), net	781	(50)	(60)	133	804

Income (Loss) Before Income Taxes	$66,177	$(9,419)	$18,059	$(19,046)	$55,771

Reconciliation to EBITDA
Income (Loss) Before Income Taxes	$66,177	$(9,419)	$18,059	$(19,046)	$55,771
Interest, net	(11)	55	64	(21)	87
Depreciation(1)	268	1,972	4,499	419	7,158
Amortization of Intangibles	2,218	2,673	—	—	4,891
Goodwill Impairment	—	2,816	—	—	2,816
Net Income attributable to Non controlling interests	(6,903)	—	—	—	(6,903)

EBITDA	$61,749	$(1,903)	$22,622	$(18,648)	$63,820

Transactions with Related Parties Included Above:
Revenue	$135,655	$166	$19,167	$—	$154,988
Selling, General and Administrative Expenses	—	—	—	1,056	1,056
Interest Expense	—	—	—	—	—

	For the Year Ended December 31, 2009
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$103,098	$64,434	$47,453	$(12,173)	$202,812
Cost of Revenue	60,735	52,871	24,477	(11,286)	126,797

Gross Profit	42,363	11,563	22,976	(887)	76,015
Selling, General and Administrative Expenses	5,625	19,267	4,731	9,850	39,473

Income (Loss) from Operations	36,738	(7,704)	18,245	(10,737)	36,542
Other income (expense), net	31	1,324	(319)	(2)	1,034

Income (Loss) Before Income Taxes	$36,769	$(6,380)	$17,926	$(10,739)	$37,576

Reconciliation to EBITDA
Income (Loss) Before Income Taxes	$36,769	$(6,380)	$17,926	$(10,739)	$37,576
Interest, net	28	1,314	318	(16)	1,644
Depreciation(1)	48	2,402	2,906	76	5,432
Amortization of Intangibles	—	2,672	—	—	2,672

EBITDA	$36,845	$8	$21,150	$(10,679)	$47,324

Transactions with Related Parties Included Above:
Revenue	$74,089	$98	$20,710	$—	$94,897
Selling, General and Administrative Expenses	2,712	467	1,517	(388)	4,308
Interest Expense	30	1,029	231	—	1,290

	For the Year Ended December 31, 2008
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$54,956	$73,835	$45,283	$(13,711)	$160,363
Cost of Revenue	36,392	62,590	29,777	(13,711)	115,048

Gross Profit	18,564	11,245	15,506	—	45,315
Selling, General and Administrative Expenses	5,027	17,168	6,118	(225)	28,088

Income (Loss) from Operations	13,537	(5,923)	9,388	225	17,227
Other income (expense), net	(58)	(1,952)	(391)	(225)	(2,626)

Income (Loss) Before Income Taxes	$13,479	$(7,875)	$8,997	$—	$14,601

Reconciliation to EBITDA
Income (Loss) Before Income Taxes	$13,479	$(7,875)	$8,997	$—	$14,601
Interest, net	58	2,025	572	—	2,655
Depreciation(1)	34	3,202	4,600	—	7,836
Amortization of Intangibles	—	2,554	—	—	2,554

EBITDA	$13,571	$(94)	$14,169	$—	$27,646

Transactions with Related Parties Included Above:
Revenue	$41,635	$1,181	$35,146	$(13,711)	$64,251
Selling, General and Administrative Expenses	3,633	595	1,980	—	6,208
Interest Expense	58	1,833	378	—	2,269

(1)	Includes depreciation and amortization of $1.0 million, $2.0 million and $2.8 million in the years ended December 31, 2010, 2009 and 2008, respectively, for assets reflected in the Technology Services segment but utilized by the Financial Services segment.

Mortgage Services
The following table presents our results of operations for our Mortgage Services segment for the years ended December 31:

	Years Ended December 31,
(dollars in thousands)	2010	(*)	2009	(*)	2008

Service Revenue	$153,318	76%	$87,021	58%	$54,956
Reimbursable Expenses	44,550	177	16,077	100	—
Cooperative Non-controlling Interest	6,903	100	—	100	—

Total Revenue	204,771	99	103,098	88	54,956
Cost of Revenue	124,485	(105)	60,735	(67)	36,392

Gross Profit	80,286	90	42,363	128	18,564

Gross Profit/Service Revenue	52%		49%		34%

Selling, General and Administrative Expenses	14,890	(165)	5,625	(12)	5,027

Income from Operations	$65,396	78%	$36,738	171%	$13,537

Income from Operations/Service Revenue	43%		42%		25%

EBITDA(1)	$61,749	68%	$36,845	171%	$13,571

Transactions with Related Parties:
Revenue	$135,655		$74,089		$41,635
Selling, General and Administrative Expenses	—		2,712		3,633
Interest Expense	—		30		58

(*)	Represents percentage change (better/(worse)) from prior period.

(1)	See table at the beginning of this section for a reconciliation of the most directly comparable GAAP measure to EBITDA.
Our Mortgage Services segment continued to be the primary driver of our overall growth for the periods presented. The growth in Mortgage Services has been driven by our development and national rollout of default oriented Mortgage Services over our national delivery platform. This segment was also aided by the growth in Ocwen’s residential loan portfolio and our acquisition of MPA in February 2010.
We are committed to providing a suite of mortgage origination services including valuation, title, fulfillment and flood certification services. Through our acquisition of MPA, we have preferred access to financial institutions which we believe constitutes 6% of the total residential mortgage origination market. In addition, for members of MPA, we believe that over time we can work with Ocwen and other partners to provide additional avenues to sell loans beyond the current preferred investor arrangements resulting in improved capital markets execution. We expect this will facilitate the sale of our services to the members.
Although we believe the development of origination services is important to balancing out our service offerings, it will require a significant investment in personnel, technology and management. In addition, given the significant growth in our default oriented services, we continue to invest significant resources to ensure that we meet the demands of our customers. In addition, investments will be made in development stage services such as an enhanced consumer real estate portal. These investments could limit our ability to significantly expand margins during 2011.
We experienced significant growth in our Mortgage Services segment in 2009 as compared to 2008 as we rolled out our residential default related services. We were able to develop and rollout these services and still achieve a 36% EBITDA margin in 2009 which includes the impact of expense reimbursements. We did this by leveraging our global delivery model and our experience with technological based solutions, econometrics and behavioral science.

Revenue

	Years Ended December 31,
(dollars in thousands)	2010	(*)	2009	(*)	2008

Revenue:
Asset Management Services	$78,999	159%	$30,464	N/M	$1,167
Component Services and Other	40,473	111	19,196	64%	11,683
Residential Property Valuation	33,502	25	26,800	(7)	28,882
Closing and Title Services	28,056	61	17,444	(32)	13,173
Default Management Services	23,741	158	9,194	N/M	51

Total Revenue	$204,771	99%	$103,098	88%	$54,956

Reimbursable Expenses:
Asset Management Services	$41,920		$14,308		$—
Default Management Services	2,328		1,769		—
Closing and Title Services	302		—		—

Reimbursable Expenses	$44,550		$16,077		$—

Transactions with Related Parties:
Asset Management Services	$78,999		$30,464		$1,161
Residential Property Valuation	32,525		25,762		27,301
Closing and Title Services	17,379		13,496		13,173
Default Management Services	6,752		4,367		—

Revenue	$135,655		$74,089		$41,635

(*)	Represents percentage change (better/(worse)) from prior period.

N/M — not meaningful.
In our Mortgage Services segment, we generate the majority of our revenue by providing outsourced services primarily for Ocwen or with respect to the residential loan portfolio serviced by Ocwen. In addition to our relationship with Ocwen, we have relationships with some of the leading capital markets firms, commercial banks, hedge funds, insurance companies, credit unions and lending institutions. We provide services that enhance their ability to make informed investment decisions and manage their core operations.
Asset Management Services. Asset management services principally include property preservation, property inspection, REO asset management and REO brokerage. During 2009, we established brokerage operations in three key states and launched www.altisourcehomes.com and www.gohoming.com. In the first quarter of 2010, we completed our national network for property preservation services and, including our real estate broker referral network, have national coverage for REO dispositions. The increase in revenue over the three year period has mostly been driven by our property preservation services to date; however, the increase in REO brokerage referrals should ultimately drive additional revenues.
Component Services and Other. Component Services includes our business process group which principally provides outsourced services for key insurers in the mortgage industry. In addition, we record the results of MPA in this grouping. The increase in component services over the three years is due to the inclusion of MPA’s results from the date of acquisition in 2010 and an expanded relationship with an existing customer beginning in the second quarter of 2009. The renewed contract with the existing customer has a five year term, thus we anticipate that we will continue to generate revenues from this customer at least at the current level for the next several years.
Residential Property Valuation. During 2010, we saw an increase primarily in broker price opinion referrals and revenues as a result of Ocwen’s residential loan portfolio growth, including the HomEq portfolio. We expect to see an increased level of referrals to continue during 2011. As one of the more mature services in our portfolio, residential property valuations are more subject to market conditions and therefore saw declines in 2009 as compared to 2008 given the downturn in private label mortgage securitizations.

Closing and Title Services. This business includes legacy services such as pre-foreclosure title services as well as an expanded array of title services that were rolled out during 2010 and 2009 principally around REO purchase transactions. During 2010, we began to roll out our title agency business in key markets. In December 2010, we obtained agency status in California which we believe will drive significant revenue growth in 2011.
Default Management Services. This group includes support services whereby we provide non-legal back-office support for foreclosure, bankruptcy and eviction attorneys as well as non-judicial foreclosure services in California and Nevada. We do not execute or notarize foreclosure affidavits of debt or lost note affidavits. Higher revenue in 2010 was primarily driven by our increased footprint as we expanded the states where we provide foreclosure support services to 26 states during the year. In addition we also expanded the footprint over which we provide our bankruptcy and eviction support services. In 2009, the majority of our revenue was derived from processing foreclosure support services.
Cost of Revenue

	Years Ended December 31,
(dollars in thousands)	2010	(*)	2009	(*)	2008

Expenditures	$79,935	(79)%	$44,658	(23)%	$36,392
Reimbursable Expenses	44,550	(177)	16,077	(100)	—

Cost of Revenue	$124,485	(105)%	$60,735	(67)%	$36,392

Gross Profit Percentage:
Gross Profit/Service Revenue	52%		49%		34%

(*)	Represents percentage change (better/(worse)) from prior period.
During 2010, we began scaling our operations to support the national rollout of services and in anticipation of the growth in Ocwen’s residential loan portfolio. These costs have principally included increased compensation and benefits and technology costs. Due to the number of people hired and the requisite training time, it was necessary to develop these resources several months prior to the completion of Ocwen’s acquisition of the HomEq residential loan portfolio.
Core to our operating philosophy is a focus on selling solutions and units of output as opposed to seats. This allows us to benefit from increased operational efficiencies. We gain operational efficiencies via use of technology, employing econometrics, consumer behavioral principles and six sigma techniques. This philosophy along with a focus on default oriented services has allowed us to achieve high gross profit margins. During 2011, we expect to invest significantly in new services, some of which have a lower margin than our existing services or operate at a loss, in order to balance out our service offerings.
Selling, General and Administrative Expenses

	Years Ended December 31,
(dollars in thousands)	2010	(*)	2009	(*)	2008

Total Selling, General and Administrative Expenses	$14,890	(165)%	$5,625	(12)%	$5,027

Operating Percentage:
Income from Operations/Service Revenue	43%		42%		25%

(*)	Represents percentage change (better/(worse)) from prior period.

Selling, General and Administrative Expenses increased in 2010 principally as a result of the classification of certain compensation and benefit costs related to segment management and marketing previously being captured either in Cost of Revenue or as a component of the Corporate segment. In addition, professional services fees such as those associated with the external audit have increased as a result of being a public company for a full year. Finally, we incurred significant additional facility costs as a result of scaling our operations.
Selling, General and Administrative Expenses increased during 2009 as compared to 2008 mostly with respect to travel costs and increased training costs related to the increased workforce. Operating margin increased reflective of the increased leverage we obtained as the business grew.
EBITDA

	Years Ended December 31,
(dollars in thousands)	2010	(*)	2009	(*)	2008

EBITDA	$61,749	68%	$36,845	171%	$13,571

EBITDA Margin:
EBITDA/Service Revenue	40%		42%		25%

(*)	Represents percentage change (better/(worse)) from prior period.
Mortgage Services EBITDA growth over the three years presented was predominantly driven by the expansion of our services over a national footprint and the increase in Ocwen’s residential loan portfolio over the three year period. Mortgage Services EBITDA margins in 2010 declined principally as a result of the timing of investments to scale our operations. Our margins fluctuate from period to period depending on the timing of portfolio additions by Ocwen, the mix of services delivered, the seasonality of the business and the timing of investments to scale our operations.

Financial Services
The following table presents our results of operations for our Financial Services segment for the years ended December 31:

	Years Ended December 31,
(dollars in thousands)	2010	(*)	2009	(*)	2008

Service Revenue	$57,080	(11)%	$64,434	(13)%	$73,835
Reimbursable Expenses	2,899	100	—	—	—

Total Revenue	59,979	(7)	64,434	(13)	73,835

Cost of Revenue	49,781	6	52,871	16	62,590

Gross Profit	10,198	(12)	11,563	3	11,245

Gross Profit/Service Revenue	18%		18%		15%

Selling, General and Administrative Expenses	19,567	(2)	19,267	(12)	17,168

Loss from Operations	$(9,369)	(22)%	$(7,704)	(30)%	$(5,923)

Loss from Operations/Service Revenue	(16)%		(12)%		(8%)

EBITDA(1)	$(1,903)	N/M	$8	109%	$(94)

Transactions with Related Parties:
Revenue	$166		$98		$1,181
Selling, General and Administrative Expenses	—		467		595
Interest expense	—		1,029		1,833

(*)	Represents percentage change (better/(worse)) from prior period.

N/M — not meaningful.

(1)	See table at the beginning of this section for a reconciliation of the most directly comparable GAAP measure to EBITDA.
As with 2009, this past year continued to be a difficult environment for the collections industry, particularly for participants such as ourselves that do not participate in debt buying activities. Beyond the general industry issues, we failed to execute on certain key strategic initiatives which resulted in performance issues and for some customers the decline in placements. In the fourth quarter of 2010, we made significant changes to the management of this segment including the naming of a new President and the hiring of a new Chief Operations Officer. We continue to make further investments in personnel and technology and believe this will lead to improved performance during 2011.
During 2011, we will continue to focus on improving revenue per collector, delivering more services over our global delivery platform, expanding our quality initiatives and investing in new technology. We expect limited revenue growth in this segment and instead will be focused on performance of our collectors, which should facilitate growth in future years as well as margin improvement.

Revenue

	Years Ended December 31,
(dollars in thousands)	2010	(*)	2009	(*)	2008

Revenue:
Asset Recovery Management	$48,050	(6)%	$51,019	(19)%	$62,771
Customer Relationship Management	11,929	(11)	13,415	21	11,064

Total Revenue	$59,979	(7)%	$64,434	(13)%	$73,835

Reimbursable Expenses:
Asset Recovery Management	$2,899		$—		$—

Transactions with Related Parties:
Asset Recovery Management	$166		$98		$1,181

(*)	Represents percentage change (better/(worse)) from prior period.
In our Financial Services segment, we generate the majority of our revenue from asset recovery management fees we earn for collecting amounts due to our customers and from fees we earn for performing customer relationship management for our customers.
Asset Recovery Management. Our revenues associated with contingency collections declined over the three year period principally due to the mix of placements and a shift in placements to operations that provide lower per collector revenue, but we believe will ultimately result in higher margins.
Customer Relationship Management. Our revenues associated with customer relationship management declined in 2010 as we sought to wind down our relationship with one customer due to unsatisfactory margins. In the third quarter of 2010, we expanded our relationship with a utility customer.
Cost of Revenue

	Years Ended December 31,
(dollars in thousands)	2010	(*)	2009	(*)	2008

Expenditures	$46,882	11%	$52,871	16%	$62,590
Reimbursable Expenses	2,899	(100)	—	—	—

Cost of Revenue	$49,781	6%	$52,871	16%	$62,590

Gross Profit Percentage:
Gross Profit/Service Revenue	18%		18%		15%

(*)	Represents percentage change (better/(worse)) from prior period.
Our Cost of Revenues, net of reimbursable expenses, decreased over the three year period principally due to a reduction in compensation and benefits as a result of a lower number of collectors and reduced commissions. In addition, we have reduced and continue to seek ways to further reduce technology and communication costs for this segment. Partially offsetting these decreases were higher costs associated with the utilization of outside collectors. We continue to analyze our cost structure and intend to manage our costs to improve our results even if collection rates remain at depressed levels.

Selling, General and Administrative Expenses

	Years Ended December 31,
(dollars in thousands)	2010	(*)	2009	(*)	2008

Total Selling, General and Administrative Expenses	$19,567	(2)%	$19,267	(12)%	$17,168

Operating Percentage:
Loss from Operations/Service Revenue	(16)%		(12)%		(8)%

(*)	Represents percentage change (better/(worse)) from prior period.
For 2010 and 2009, Selling, General and Administrative Expenses include infrequent items. In 2010, we recognized $2.8 million of impairment for goodwill in the fourth quarter. Selling, General and Administrative Expenses in 2009 included $1.9 million in facility closure costs primarily consisting of lease exit costs and severance for closure of facilities in Miramar, Florida and Victoria, British Columbia, Canada (see Note 10 to the consolidated financial statements). In addition, 2009 included $1.4 million of legal settlement losses. Excluding these items, Selling, General and Administrative Expenses increased in 2010 principally as a result of the classification of certain compensation and benefit costs related to segment management and marketing previously being captured either in Cost of Revenue or as a component of the Corporate segment.
EBITDA

	Years Ended December 31,
(dollars in thousands)	2010	(*)	2009	(*)	2008

EBITDA	$(1,903)	N/M	$8	109%	$(94)

EBITDA Margin:
EBITDA/Service Revenue	(3)%		0%		0%

(*)	Represents percentage change (better/(worse)) from prior period.

N/M — Not meaningful.
The decline in 2010 EBITDA was principally driven by the decline in revenue primarily as a result of the mix of placements with American Express as well as our strategic decision to cease servicing a first party customer in the first half of 2010. During 2011, we are focused on collector performance and reducing per unit costs.
In 2009, with our cost cutting, variability reduction and other collector initiatives, we were able to improve EBITDA, after adjustment for the one-time legal matters (gain of $0.9 million), net and facility closure costs (loss of $1.9 million), net, in an environment where revenues declined $9.4 million from 2008 levels.

Technology Services
The following table presents our results of operations for our Technology Services segment for the years ended December 31:

	Years Ended December 31,
(dollars in thousands)	2010	(*)	2009	(*)	2008

Revenue	$52,013	10%	$47,453	5%	$45,283
Cost of Revenue	28,909	(18)	24,477	18	29,777

Gross Profit	23,104	1	22,976	48	15,506

Gross Profit Percentage	44%		48%		34%

Selling, General and Administrative Expenses	4,985	(5)	4,731	23	6,118

Income from Operations	$18,119	(1)%	$18,245	94%	$9,388

Operating Income Percentage	35%		38%		21%

EBITDA(1)	$22,622	7%	$21,150	49%	$14,169

Transactions with Related Parties:
Revenue(2)	$19,167		$20,710		$35,146
Selling, General and Administrative Expenses	—		1,517		1,980
Interest expense	—		231		378

(*)	Represents percentage change (better/(worse)) from prior period.

(1)	See table at the beginning of this section for a reconciliation of the most directly comparable GAAP measure to EBITDA.

(2)	Includes revenue earned from other segments related to REALSuite and IT infrastructure services of $1.8 million and $13.7 million, respectively in 2008.

N/M — Not meaningful.
The primary focus of the Technology Services segment continues to be supporting the growth of Mortgage Services and Ocwen as well as the cost reduction and quality initiatives on-going within the Financial Services segment. In 2011, however, we also intend to expend significant resources, principally personnel costs and external consulting costs, to accomplish several key objectives:
•	The re-architecture and enhancement of our REALSuite of services;
•	The deployment of business process management and business intelligence reporting systems to more effectively manage our operations; and
•	The development and early stage incubation of technology solutions based off our REALSuite technologies.
We are currently evaluating how we manage and report this segment. This includes evaluation of the services offered by this segment and the way we charge for certain services. The change in pricing for our services along with significant expenditures related to the longer-term commercialization of our service offerings will either limit the growth of this segment or may result in a lowering of the reported results for this segment in 2011.

Revenues

	Years Ended December 31,
(dollars in thousands)	2010	(*)	2009	(*)	2008

Revenue:
REALSuite	$31,214	21%	$25,784	26%	$20,463
IT Infrastructure Services	20,799	(4)	21,669	(13)	24,820

Total Revenue	$52,013	10%	$47,453	5%	$45,283

Transactions with Related Parties(1):
REALSuite	$11,226		$9,899		$9,134
IT Infrastructure Services	7,941		10,811		26,012

Revenue	$19,167		$20,710		$35,146

(*)	Represents percentage change (better/(worse)) from prior period.

(1)	Includes revenue earned from other segments related to REALSuite and IT infrastructure services of $1.8 million and $13.7 million, respectively in 2008.
Beginning with the second quarter of 2009, we began generating the majority of our revenue within this segment from our REALSuite of services. We expect this trend to continue for the foreseeable future.
REALSuite. Our REALSuite revenue is primarily driven by our REALServicing product which is our comprehensive residential loan servicing platform. The increase over the three year period was driven by increases in REALServicing attributable to an expanded five-year renewal agreement with a non-related third party customer in the second quarter of 2009. More recently, the increase is attributable to the growth in Ocwen’s residential loan portfolio.
IT Infrastructure Services. As expected, our IT infrastructure services revenues declined over the three year period as we continue to seek ways to reduce our internal expenditures (which we eliminate in consolidation but include in our segment presentation) as well as those of Ocwen. The primary driver for the reduction in revenue related to internal expenditures was in our Financial Services segment due in part to fewer collections, facility closures and other cost reduction efforts. During the second half of 2010, revenue increased slightly as Ocwen expanded their operations to support the acquisition of the HomEq residential loan portfolio. We expect revenues in this grouping to continue to decline in 2011.
Cost of Revenue

	Years Ended December 31,
(dollars in thousands)	2010	(*)	2009	(*)	2008

Cost of Revenue	$28,909	(18)%	$24,477	18%	$29,777

Gross Margin Percentage:
Cost of Revenue/Total Revenue	44%		48%		34%

(*)	Represents percentage change (better/(worse)) from prior period.
Cost of Revenue increased and Cost of Revenue margins decreased in 2010 as a result of an increase in compensation and benefits and technology and communication costs as we added new facilities and expanded bandwidth at existing facilities to enhance our service capabilities, support our growth and commercialize our products.

Cost of Revenue in 2009 decreased compared to 2008 primarily for the following reasons:
•	$1.9 million reduction in Compensation costs as we integrated the Financial Services technology personnel into the existing technology group and eliminated certain positions;
•	$2.5 million reduction in Depreciation expense as several assets became fully depreciated in 2008 and were not replaced;
•	$0.9 million reduction in Expenses for Hardware and Software Maintenance as we analyzed usage of these assets and eliminated unused items; and
•	$0.6 million net reduction in Telephony as we reduced the number of personnel, renegotiated contracts with service providers and improved technology to drive down costs.
In the fourth quarter of 2009, as expected, we incurred additional costs associated with the Separation such as new equipment, data links and licenses to operate as a separate company from Ocwen as well as additional costs associated with our consolidation of data centers in the United States.
Selling, General and Administrative Expenses

	Years Ended December 31,
(dollars in thousands)	2010	(*)	2009	(*)	2008

Total Selling, General and Administrative Expenses	$4,985	(5)%	$4,731	23%	$6,118

Operating Percentage:
Operating Income/Total Revenue	35%		38%		21%

(*)	Represents percentage change (better/(worse)) from prior period.
Selling, General and Administrative Expenses increased in 2010 as a result of increased occupancy charges associated with the new data center and as a result of costs incurred in preparing for the HomEq transaction.
Selling, General and Administrative Expense declined in 2009 compared to 2008 due to lower occupancy and equipment charges given fewer personnel and lower bad debt expense as we automated processes to identify delinquent receivables.
EBITDA

	Years Ended December 31,
(dollars in thousands)	2010	(*)	2009	(*)	2008

EBITDA	$22,622	7%	$21,150	49%	$14,169

EBITDA Margin:
EBITDA/Total Revenue	43%		45%		31%

(*)	Represents percentage change (better/(worse)) from prior period.
Technology Services EBITDA margin decreased in 2010 as higher revenues were more than offset by increased compensation and occupancy costs associated with the new data center as described above. The Company is increasing expenditures in technology software and hardware to support its commercialization efforts, Ocwen’s growing servicing portfolio and Altisource’s growth.

Corporate
Our Corporate segment prior to the Separation Date includes expenditures recognized by us related to the Separation. Subsequent to the Separation Date, in addition to these items, this segment also includes costs recognized by us related to corporate support functions such as finance, legal, human resources, compliance, quality assurance and consumer behavior.
Selling, General and Administrative Expenses

	Years Ended December 31,
(dollars in thousands)	2010	(*)	2009	(*)	2008

Total Selling, General and Administrative Expenses	$17,910	(82)%	$9,850	N/M	$(225)

(*)	Represents percentage change (better/(worse)) from prior period.

N/M — Not meaningful.
Corporate costs rose throughout 2010 as we invested in staff to support our growing operations, as a result of our first full year of being a public company and as a result of the increase in regulatory and compliance requirements. During 2011, we also intend to hire additional resources in corporate principally focused on compliance matters and quality assurance. In addition, we intend to invest in technologies to help with the increasing demands as a result of the growth in our businesses. We expect these investments will increase the quality of these services and eventually reduce our Cost of Revenue.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
We seek to deploy excess cash generated in a disciplined manner. Principally, we will continue to invest in compelling services that we believe will generate high margins. In addition, we may seek to acquire a limited number of companies that fit our strategic objectives. Finally, given the tax inefficiency of dividends, the low returns earned on cash held and our desire to only perform a limited number of acquisitions, we believe one of the best ways to return value to shareholders is a share repurchase program.
On May 19, 2010, our shareholders authorized us to purchase up to 3.8 million shares of our common stock in the open market. Through December 31, 2010, we purchased 0.7 million shares of our common stock on the open market at an average price of $27.11, leaving 3.1 million shares still available for purchase.
Cash Flows
The following table presents our cash flows for the years ended December 31:

	Years Ended December 31,
(dollars in thousands)	2010	(*)	2009	(*)	2008

Net Income Adjusted for Non-Cash Items	$73,030	120%	$33,192	58%	$21,055
Working Capital	(20,218)	N/M	92	(99)	7,850

Cash Flow from Operating Activities	52,812	59	33,284	15	28,905
Cash Flow from Investing Activities	(39,489)	N/M	(7,536)	(44)	(5,216)
Cash Flow from Financing Activities	(21,645)	N/M	(2,280)	(90)	(22,389)

Net Change in Cash	(8,322)	(135)	23,468	N/M	1,300
Cash at Beginning of Period	30,456	N/M	6,988	23	5,688

Cash at End of Period	$22,134	(27)	$30,456	N/M	$6,988

(*)	Represents percentage change (better/(worse)) from prior period.

N/M — Not meaningful.

Cash Flow from Operating Activities
Cash flow from operating activities consists of two components: (i) net income adjusted for depreciation, amortization and certain other non-cash items and (ii) working capital. For the year ended December 31, 2010, we generated $52.6 million in positive cash flow from operations which reflects our increased profitability adjusted for non-cash items as our businesses have expanded. Our working capital requirements increased significantly beginning the third quarter of 2010 as a result of our expanded Asset Management and Default Management services within our Mortgage Services segment and the increase in associated referrals.
The significant increase in operating cash flow in 2009 compared to 2008 was primarily driven by our expansion of high margin residential default services in our Mortgage Services segment. In addition, the operating improvement in both Financial Services and Technology Services contributed to the increased operating cash flow.
Cash Flow from Investing Activities
The largest use of cash flow for investing activities in 2010 was the acquisition of MPA in February 2010 for which the purchase consideration included $26.8 million in cash, net of cash acquired. In addition, we increased purchases of premises and equipment and technology to support our expansion of operations and in anticipation of the growth in Ocwen’s residential loan portfolio. We currently expect capital expenditures in 2011 to be consistent with 2010 levels.
During the late half of 2009, we increased technology purchases due to our Separation from Ocwen and the consolidation of our data centers to a single center in the United States.
Cash Flow from Financing Activities
During 2010, cash flow from financing activities primarily included activity associated with stock option exercises, share repurchases and payments to non-controlling interest owners as a result of the acquisition of MPA. The largest use of cash flow from financing activities was the repurchase of shares for $17.8 million.
In 2009 and 2008, prior to our Separation from Ocwen, we participated in a centralized cash management program with Ocwen. We made a significant amount of our cash disbursements through centralized payable systems which were operated by Ocwen, and a significant amount of our cash receipts were received by us and transferred to centralized accounts maintained by Ocwen. There were no formal financing arrangements with Ocwen. Prior to the Separation we recorded all cash receipts and disbursement activity between Ocwen and us through invested equity in the Consolidated Balance Sheets and as net distributions in the Consolidated Statements of Equity and Cash Flows because we considered such amounts to have been distributed to Ocwen. As such, our cash flow from financing activities in 2009 and 2008 primarily included payments on debt and the net change in our invested equity balance.
Liquidity Requirements after December 31, 2010
During the first quarter of 2011, we expect to distribute $3.1 million to non-controlling interests.
Management is not aware of any other trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way (see also Contractual Obligations, Commitments and Contingencies below).
Capital Resources
Given our ability to generate cash flow which is sufficient to fund both current operations as well as expansion activities, we require very limited capital. Were we to need additional capital, we believe we have adequate access to both debt and equity capital markets. In general, we have the ability to utilize cash generated throughout our operations without incurring significant additional costs such as withholding taxes.

CRITICAL ACCOUNTING JUDGMENTS
The preparation of financial statements in conformity with generally accepted accounting principles of the United States (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Note 2 to the consolidated financial statements. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.
Revenue Recognition
We recognize revenues from the services we provide in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605. ASC 605 sets forth guidance as to when revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been performed; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. Generally, the contract terms for these services are relatively short in duration, and we recognize revenues as the services are performed either on a per unit or a fixed price basis. Our revenue recognition policies are detailed in Note 2 to the consolidated financial statements. Significant areas of judgment include the period over which we recognize property preservation and certain default management services revenue and the determination of fair value for certain IT infrastructure services that we provide Ocwen. Management considers historical information and other third-party objective evidence on a periodic basis in determining the appropriate revenue recognition.
Goodwill and Identifiable Intangible Assets
Goodwill. We evaluate goodwill for impairment annually during the fourth quarter or more frequently when an event occurs or circumstances change that indicates that the carrying value may not be recoverable. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flow are based on our best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment share, and general economic conditions. Certain estimates of discounted cash flows involve businesses and geographies with limited financial history and developing revenue models.
During the year, management monitored the actual performance of the businesses, particularly our Financial Services segment which was most likely to have impairment as a result of performance and economic conditions. As is common with the use of discounted cash flow models, two of the most judgmental and sensitive assumptions are revenue growth rates and the weighted average cost of capital (“WACC”). For purposes of the model in 2010, we assumed modest growth of approximately 3% for revenues for all years modeled. With respect to WACC, we utilized 17% which we believe reflects the appropriate cost and capital structure of a stand-alone Financial Services segment.
Based on the fourth quarter analysis, management determined it was prudent to impair the remaining $2.8 million of goodwill in the Financial Services segment. This determination was made after considering quantitative and qualitative factors including past performance and execution risk.
Goodwill associated with our other segments was evaluated; however, management concluded no impairment was indicated given the difference between fair value and book value for the associated reporting unit.

Identifiable Intangible Assets. Identified intangible assets consist primarily of customer lists, acquired trade names and trademarks. Indentified intangible assets that amortize are tested for impairment whenever events or changes in circumstances occur indicating that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized for an intangible asset if its carrying value exceeds its fair value.
Since amortizing intangible assets are first tested on an undiscounted cash flow basis, impairment is less likely than in the case of goodwill. However, given the performance of our Financial Services segment we continue to monitor the performance of amortizing intangible assets, particularly those associated with customer lists. To date we have not determined the need for any impairment charges for identified intangible assets.
Accounting for Income Taxes
We are subject to income taxes in Luxembourg, the United States, India and Uruguay. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and estimates for which the ultimate tax determination may vary from year to year. For example, our effective tax rates could be adversely affected by lower than anticipated earnings in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. We are subject to audit in various taxing jurisdictions, and such jurisdictions may assess additional income tax during an examination. Although we believe our tax balances are sufficient to support our future tax liabilities, the final determination of tax audits and any related litigation could differ from the balances we have accrued.
OTHER MATTERS
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements other than operating leases.
Contractual Obligations, Commitments and Contingencies
Our long-term contractual obligations generally include our operating lease payments on certain of our property and equipment. The following table sets forth information relating to our contractual obligations as of December 31, 2010:

	Payments due by period
		Less than			More than
(in thousands)	Total	1 year	1-3 years	3-5 years	5 years

Non-Cancelable Operating Lease Obligations	$11,571	$4,867	$5,102	$972	$630
Capital Lease Obligations — Principal	1,531	679	852	—	—
Contractual Interest Payments(1)	84	59	25	—	—

Total	$13,186	$5,605	$5,979	$972	$630

(1)	Represents estimated future interest payments on capital leases, based on applicable interest rates as of December 31, 2010.
For further information, see Note 17 to the consolidated financial statements.

Related Party — Ocwen
For the year ended December 31, 2010, approximately $135.7 million of Mortgage Services, $0.2 million of Financial Services and $19.2 million of Technology Services segment revenues were from services provided to Ocwen or sales derived from Ocwen’s loan servicing portfolio. Services provided to Ocwen included residential property valuation, real estate sales, trustee management services, property inspection and preservation, closing and title services, charge-off second mortgage collections, core technology back office support and multiple business technologies including our REALSuite of products. We provided all services at rates we believe to be comparable to market rates.
For the year ended December 31, 2010, Altisource billed Ocwen $1.8 million, and Ocwen billed Altisource $1.1 million for services provided under the Transition Services Agreement. These amounts are reflected as a component of Selling, General and Administrative Expenses in the accompanying Consolidated Statements of Operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Altisource Portfolio Solutions S.A.:
We have audited the accompanying consolidated balance sheets of Altisource Portfolio Solutions S.A. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ and invested equity, and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company for the year ended December 31, 2008, before the inclusion of earnings per share information presented on the 2008 statement of operations and the related disclosures in Note 15 to the consolidated financial statements, were audited by other auditors whose report, dated May 12, 2009 (June 26, 2009 as to Note 1 and Note 10), expressed an unqualified opinion on those statements.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Altisource Portfolio Solutions S.A. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 3 to the consolidated financial statements, the Company has entered into significant transactions with Ocwen Financial Corporation, a related party.
We have also audited the earnings per share information presented on the 2008 statement of operations and the related disclosures in Note 15 to the consolidated financial statements. Our audit procedures were limited to (1) obtaining the Company’s earnings per share calculation and comparing the calculated amounts to the earnings per share disclosure for 2008, (2) comparing the numerator used in the earnings per share calculation to the reported net income amount for the year ended December 31, 2008, (3) comparing the shares used as the denominator in the earnings per share calculation for the year ended December 31, 2008 to the number of shares of common stock outstanding as of August 10, 2009, and (4) recalculating the earnings per share calculation for the year ended December 31, 2008. In our opinion, the earnings per share information presented on the 2008 consolidated statement of operations and the related disclosures in Note 15 to the consolidated financial statements is appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2008 consolidated financial statements of the Company other than with respect to the earnings per share information and related disclosures included therein and, accordingly, we do not express an opinion or any other form of assurance on the 2008 consolidated financial statements taken as a whole.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 18, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Altisource Portfolio Solutions S.A.:
We have audited the internal control over financial reporting of Altisource Portfolio Solutions S.A. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated February 18, 2011 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding significant transactions with Ocwen Financial Corporation, a related party.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 18, 2011

Report of Independent Registered Certified Public Accounting Firm
To the Board of Directors and Stockholders of Altisource Portfolio Solutions S.A.:
In our opinion, the combined consolidated statements of operations, invested equity and cash flows for the year ended December 31, 2008, before the inclusion of earnings per share information presented on the statement of operations and the related disclosure in Note 15, present fairly, in all material respects, the results of operations, invested capital and cash flows of the Altisource businesses for the year ended December 31, 2008, as described in Note 1 of the combined consolidated financial statements at December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
As discussed in Note 3 to the combined consolidated financial statements, the Company has entered into significant transactions with Ocwen Financial Corporation, a related party.
We were not engaged to audit, review, or apply any procedures with respect to the earnings per share information presented on the statement of operations or the related disclosure in Note 15 and accordingly, we do not express an opinion or any other form of assurance about whether such information and disclosures are appropriate. The earnings per share information and the related disclosures were audited by other auditors.
/s/ PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
May 12, 2009, except for the termination of the line of credit maturing July 2011 discussed in Note 10 and the completion of the conversion of Altisource Portfolio Solutions S.à r.l. into a Luxembourg société anonyme discussed in Note 1, which are as of June 26, 2009

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)

	December 31,
	2010	2009
ASSETS

Current Assets:
Cash and Cash Equivalents	$22,134	$30,456
Accounts Receivable, net	53,495	30,497
Prepaid Expenses and Other Current Assets	13,076	2,904
Deferred Tax Assets, net	551	1,546

Total Current Assets	89,256	65,403

Restricted Cash	1,045	—
Premises and Equipment, net	17,493	11,408
Deferred Tax Assets, net	1,206	—
Intangible Assets, net	72,428	33,719
Goodwill	11,836	9,324
Other Non-current Assets	4,536	702

Total Assets	$197,800	$120,556

LIABILITIES AND EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$35,384	$24,192
Capital Lease Obligations — Current	680	536
Other Current Liabilities	5,616	5,939

Total Current Liabilities	41,680	30,667

Capital Lease Obligations — Non-current	852	128
Deferred Tax Liability, net	—	2,769
Other Non-current Liabilities	3,370	644

Commitment and Contingencies (Note 17)

Stockholders’ and Invested Equity
Common Stock ($1.00 par value; 100,000 shares authorized; 25,413 shares issued and 24,881 outstanding in 2010; 24,145 shares issued and outstanding in 2009)	25,413	24,145
Retained Earnings	58,546	11,665
Additional Paid-in Capital	79,297	50,538
Treasury Stock, at cost ($1.00 par value; 532 shares in 2010)	(14,418)	—

Altisource Equity	148,838	86,348
Non—controlling Interests	3,060	—

Total Equity	151,898	86,348

Total Liabilities and Equity	$197,800	120,556

See notes to consolidated and combined consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Statements of Operations
(Dollars in Thousands, Except Share Data)

	For the Years Ended December 31,
			2008
	2010	2009	(Combined
(in thousands, except earnings per share)	(Consolidated)	(Consolidated)	Consolidated)

Revenue	$301,378	$202,812	$160,363
Cost of Revenue	189,059	126,797	115,048

Gross Profit	112,319	76,015	45,315

Selling, General and Administrative Expenses	57,352	39,473	28,088

Income from Operations	54,967	36,542	17,227
Other Income (Expense), net	804	1,034	(2,626)

Income Before Income Taxes and Non-controlling Interests	55,771	37,576	14,601
Income Tax Benefit (Provision)	403	(11,605)	(5,382)

Net Income	56,174	25,971	9,219
Net Income Attributable to Non—controlling Interests	(6,903)	—	—

Net Income Attributable to Altisource	$49,271	$25,971	$9,219

Earnings Per Share
Basic	$1.96	$1.08	$0.38

Diluted	$1.88	$1.07	$0.38

Weighted Average Shares Outstanding
Basic	25,083	24,062	24,050
Diluted	26,259	24,261	24,050

Transactions with Related Parties included above:
Revenue	$154,988	$94,897	$64,251
Selling, General and Administrative Expenses	1,056	4,308	6,208
Interest Expense	—	1,290	2,269
See notes to consolidated and combined consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Consolidated Statements of Changes in Stockholders’ and Invested Equity
(In Thousands)

	Altisource Equity
					Additional		Non-
	Invested	Common Stock		Retained	Paid-in	Treasury	controlling		Comprehensive
	Equity	Shares		Earnings	Capital	Stock, at cost	Interests	Total	Income

Balance, January 1, 2008	$69,615	263	$6,059	$—	$—	$—	$—	$75,674
Net Income	9,219	—	—	—	—	—	—	9,219
Net Transfers to Parent	(24,347)	—	—	—	—	—	—	(24,347)

Balance, December 31, 2008	54,487	263	6,059	—	—	—	—	60,546

Share Issuance due to Conversion to a Luxembourg Societé Anonyme	(3,283)	9,079	3,283	—	—	—	—	—
Net Income for Pre-separation Period	14,306	—	—	—	—	—	—	14,306	$14,306
Net transfers to Ocwen	(1,354)	—	—	—	—	—	—	(1,354)	—
Consummation of Spin-off Transaction and Distribution to Common Stock	(64,156)	14,732	14,732	—	49,424	—	—	—	—
Share-Based Compensation Expense	—	—	—	—	296	—	—	296	—
Exercise of Stock Options	—	71	71	—	818	—	—	889	—
Net Income for Post-separation Period	—	—	—	11,665	—	—	—	11,665	11,665

Balance, December 31, 2009	—	24,145	24,145	11,665	50,538	—	—	86,348	$25,971

Net Income	—	—	—	49,271	—	—	6,903	56,174	$56,174
Acquisition of The Mortgage Partnership of America, L.L.C.	—	959	959	—	22,941	—	3,268	27,168	—
Contributions from Non-controlling Interest Holders	—	—	—	—	—	—	41	41	—
Distributions to Non-controlling Interest Holders	—	—	—	—	—	—	(7,152)	(7,152)	—
Share-based Compensation Expense	—	—	—	—	3,110	—	—	3,110	—
Exercise of Stock Options	—	298	298	(2,390)	2,708	3,370	—	3,986	—
Delivery of Vested Restricted Stock	—	11	11	—	—	—	—	11	—
Repurchase of Shares	—	—	—	—	—	(17,788)	—	(17,788)	—

Balance, December 31, 2010	$—	25,413	$25,413	$58,546	$79,297	$(14,418)	$3,060	$151,898	$56,174

See notes to consolidated and combined consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Statements of Cash Flows
(Dollars in Thousands)

	For the Years Ended December 31,
			2008
	2010	2009	(Combined
(in thousands)	(Consolidated)	(Consolidated)	Consolidated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$56,174	$25,971	$9,219
Reconciling Items:
Depreciation and Amortization	7,158	5,432	7,836
Amortization of Intangible Assets	4,891	2,672	2,554
Goodwill Impairment	2,816	—	—
Share-based Compensation Expense	3,110	296	—
Deferred Income Taxes	(1,119)	(1,179)	1,197
Loss on Disposal of Premises and Equipment	—	—	249
Changes in Operating Assets and Liabilities, net of Acquisitions:
Accounts Receivable	(16,725)	(21,420)	7,693
Prepaid Expenses and Other Current Assets	(9,851)	117	305
Other Assets	(2,799)	(616)	57
Accounts Payable and Accrued Expenses	8,180	19,425	(3,370)
Other Current and Non-current Liabilities	977	2,586	3,165

Net Cash Flow from Operating Activities	52,812	33,284	28,905

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Premises and Equipment	(11,614)	(7,536)	(5,216)
Acquisition of MPA, net of Cash Acquired	(26,830)	—	—
Change in Restricted Cash	(1,045)	—	—

Net Cash Flow from Investing Activities	(39,489)	(7,536)	(5,216)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments on Capital Lease Obligations	(743)	(692)	(2,275)
Proceeds from Stock Option Exercises	3,997	889	—
Purchase of Treasury Stock	(17,788)	—	—
Contributions from Non-controlling Interests	41	—	—
Distributions to Non-controlling Interests	(7,152)	—	—
Net Distribution to Parent	—	(1,354)	(21,090)
Borrowings from Line of Credit	—	—	33,417
Payments of Line of Credit	—	(1,123)	(32,294)
Repayment of Short-Term Borrowings	—	—	(147)

Net Cash Flow from Financing Activities	(21,645)	(2,280)	(22,389)

Net (Decrease) Increase in Cash and Cash Equivalents	(8,322)	23,468	1,300
Cash and Cash Equivalents at the Beginning of the Year	30,456	6,988	5,688

Cash and Cash Equivalents at the End of the Year	$22,134	$30,456	$6,988

Supplemental Cash Flow Information
Interest Paid	$108	$25	$121
Income Taxes Paid	6,069	795	26

Non-cash Investing and Financing Activities
Shares issued in Connection with MPA Acquisition	$23,900	$—	$—
Reduction in Income Tax Payable from Tax Amortizable Goodwill	3,029	2,216	3,622
Increase in Common Stock due to the Company’s Conversion to a Luxembourg Société Anonyme	—	3,283	—
See notes to consolidated and combined consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated and Combined Consolidated Financial Statements
1. ORGANIZATION AND BASIS OF PRESENTATION
Altisource Portfolio Solutions S.A., together with its subsidiaries, is a provider of services focused on high value, knowledge-based functions principally related to real estate and mortgage portfolio management, asset recovery and customer relationship management. Utilizing integrated technology that includes decision models and behavioral based scripting engines, we provide solutions that improve clients’ performance and maximize their returns. We were incorporated under the laws of Luxembourg on November 4, 1999 as Ocwen Luxembourg S.à r.l., renamed Altisource Portfolio Solutions S.à r.l. on May 12, 2009 and converted into Altisource Portfolio Solutions S.A. on June 5, 2009. We became a publicly traded company on the NASDAQ Global Select market under the symbol “ASPS” as of August 10, 2009, see “Separation” below.
In February 2010, we acquired all of the outstanding membership interests of The Mortgage Partnership of America, L.L.C. (“MPA”). MPA was formed as a Missouri limited liability company to serve as the manager of Best Partners Mortgage Cooperative, Inc. (“BPMC”) doing business as Lenders One Mortgage Cooperative (“Lenders One”). Lenders One is a national alliance of independent mortgage bankers (“Members”) that provides its Members with education and training along with revenue enhancing, cost reducing and market share expanding opportunities (see Note 4).
We conduct our operations through three reporting segments: Mortgage Services, Financial Services and Technology Services (formerly Technology Products). In addition, we report our corporate related expenditures as a separate segment (see Note 18 for a description of our business segments).
Separation — On August 10, 2009 (the “Separation Date”), we became a stand-alone public company in connection with our separation from Ocwen Financial Corporation (“Ocwen”) (the “Separation”). Prior to the Separation, our businesses were wholly-owned subsidiaries of Ocwen. On the Separation Date, Ocwen distributed all of the Altisource common stock to Ocwen’s shareholders (the “Distribution”).
In connection with the Separation, we entered into various agreements with Ocwen that define our relationship after the Separation including a Separation Agreement, a Tax Matters Agreement, an Employee Matters Agreement, an Intellectual Property Agreement, a Data Center and Disaster Recovery Agreement, a Technology Services Agreement, a Transition Services Agreement and certain long-term servicing contracts (collectively, the “Agreements”).
Basis of Presentation, Consolidated —Beginning August 10, 2009, after our assets and liabilities were formally contributed by Ocwen to Altisource pursuant to the terms of the Separation Agreement, the financial statements of the Company have been presented on a consolidated basis for financial reporting purposes. Our consolidated financial statements include the assets and liabilities, revenues and expenses directly attributable to our operations.
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
The indebtedness of Ocwen, other than certain capital lease obligations and indebtedness specific to Nationwide Credit, Inc (“NCI”), was not transferred to Altisource and remained the indebtedness of Ocwen.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated and Combined Consolidated Financial Statements (continued)
For periods prior to the Separation Date, these financial statements include allocations of expenses from Ocwen for corporate functions including insurance, employee benefit plan expense and allocations for certain centralized administration costs for executive management, treasury, real estate, accounting, auditing, tax, risk management, internal audit, human resources and benefits administration. For additional information, see Note 3.
The financial statements for the periods ended December 31, 2009 and 2008 also do not necessarily reflect what the Company’s consolidated results of operations, financial position and cash flows would have been had the Company operated as an independent company during the entire periods presented. For instance, as an independent public company, Altisource incurs costs for maintaining a separate Board of Directors, obtaining a separate audit, relocating certain executive management and hiring additional personnel.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting — The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Principles of Consolidation — The financial statements include the accounts of the Company, its wholly-owned subsidiaries and those entities in which we have a variable interest and are the primary beneficiary. Intercompany balances and transactions have been eliminated.
Prior to our acquisition of MPA, MPA and Lenders One entered into a management agreement that ends on December 31, 2025. MPA was formed to act on behalf of Lenders One and its Members principally to provide its Members with education and training along with revenue enhancing, cost reducing and market share expanding opportunities. For providing these services, MPA receives payment from Lenders One, and in some instances the vendors, based upon the benefits achieved for the Members. The management agreement provides MPA with broad powers such as recruiting members for Lenders One, collection of fees and other obligations from Members of Lenders One, processing of all rebates owed to Lenders One, day-to-day operation of Lenders One and negotiation of contracts with vendors including signing contracts on behalf of Lenders One.
The management agreement between MPA and Lenders One, pursuant to which MPA is the management company of Lenders One, represents a variable interest in a variable interest entity. MPA determined that they are the primary beneficiary of Lenders One as they have the power to direct the activities that most significantly impact Lenders One’s economic performance and the obligation to absorb losses or the right to receive benefits. As a result, Lenders One is presented in the accompanying consolidated financial statements on a consolidated basis with the interests of the Members reflected as Non-controlling Interest on the Consolidated Balance Sheets. At December 31, 2010, Lenders One had total assets of $5.0 million and liabilities of $0.1 million.
Use of Estimates — The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, determining shared-based compensation, income taxes, collectability of receivables, valuation of acquired intangibles and goodwill, depreciable lives of fixed assets and contingencies. Actual results could differ materially from those estimates.
Cash and Cash Equivalents — We classify all highly liquid instruments with an original maturity of three months or less at the time of purchase as cash equivalents.
Restricted Cash — Restricted cash at December 31, 2010 primarily represents $0.9 million in connection with the put option escrow account established in conjunction with our acquisition of MPA (see Note 4).

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
Premises and Equipment, Net — We report Premises and Equipment, Net at cost or estimated fair value at acquisition and depreciate them over their estimated useful lives using the straight-line method as follows:

Furniture and Fixtures	5 years
Office Equipment	5 years
Computer Hardware and Software	2 – 3 years
Leasehold Improvements	Shorter of useful life or term of lease
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
Computer software includes the fair value of software acquired in business combinations and purchased software. Purchased software is recorded at cost and amortized using the straight-line method over its estimated useful life. Software acquired in business combinations is recorded at its fair value and amortized using the straight-line method over its estimated useful life, ranging from two to three years.
Business Combinations — We account for acquisitions using the purchase method of accounting in accordance with Accounting Standards Codification (“ASC” Topic 805). The purchase price of the acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date.
Goodwill — Goodwill represents the excess cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on estimated category expansion, pricing, market segment share and general economic conditions.
We conduct our annual impairment test as of November 30 of each year and determined in 2010 that it was appropriate to impair the remaining $2.8 million of goodwill in our Financial Service segment.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated and Combined Consolidated Financial Statements (continued)
Intangible Assets, Net — Identifiable intangible assets acquired in business combinations are recorded based on their fair values at the date of acquisition. We determine the useful lives of our identifiable Intangible Assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any arrangements, the history of the asset, our long-term strategy for use of the asset and other economic factors. We amortize intangible assets that we deem to have definite lives on a straight-line basis over their useful lives, generally ranging from 5 to 20 years.
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
Fair Value of Financial Instruments — The fair value of financial instruments, which primarily include Cash and Cash Equivalents, Restricted Cash, Accounts Receivable and Accounts Payable and Accrued Expenses are carried at amounts that approximate their fair value due to the short-term nature of these amounts.
In addition, we entered into a put option arrangement with some of the predecessor owners of MPA in conjunction with the acquisition. The arrangement allows the holders to put a portion of the Altisource shares issued as consideration to Altisource at a predetermined price. Altisource calculated the fair value of this put option arrangement on the acquisition date at $1.3 million by utilizing a Black-Scholes option pricing model (see Note 4). The fair value calculation is deemed to be a Level 3 calculation. The fair value of the put at December 31, 2010 of $0.7 million was valued using the following assumptions:

Assumptions

Risk-free Interest Rate	0.12% – 1.02%
Expected Stock Price Volatility	30% – 58%
Expected Dividend Yield	—
Contractual Life (in years)	0.25 – 3.25
Fair Value	$0.00 – $3.91
The put option agreement is a written derivative valued similar to stock options and is included within “Other Non-current Liabilities” on the Consolidated Balance Sheet. The fair value of the put option agreements will be determined each quarter until such puts are either exercised or forfeited with any changes in value included as a component of “Other Income (Expense), net” in the Consolidated Statements of Operations.
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
Defined Contribution 401(k) Plan — Some of our employees currently participate in a defined contribution 401(k) plan under which we may make matching contributions equal to a discretionary percentage determined by us. We recorded expense of $0.2 million and $0.1 million in 2010 and 2009, respectively, related to our discretionary amounts contributed.

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
Earnings Per Share — We compute Earnings Per Share in accordance with ASC Topic 260. Basic Net Income per Share is computed by dividing Net Income by the weighted-average number of common stock outstanding for the period. Diluted Net Income Per Share reflects the assumed conversion of all dilutive securities. Due to the nature and timing of Separation, the number of outstanding shares issued in the capitalization were the only shares outstanding prior to the Separation.
Revenue Recognition— We recognize revenues from the services we provide in accordance with ASC Topic 605. ASC Topic 605 sets forth guidance as to when revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been performed; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. Generally, the contract terms for these services are relatively short in duration, and we recognize revenues as the services are performed either on a per unit or a fixed price basis. Specific policies for each of our reportable segments are as follows:
Mortgage Services: We recognize revenues for the majority of the services we provide in this segment on completion of the service to our customer. Residential property valuation, certain property inspection and property preservation services, mortgage due diligence and certain closing and title services include specific deliverables for our customers for which we recognize revenues when we deliver the related report or complete the related service to the customer, if collectibility is reasonably assured. We also perform services for which we recognize revenue at the time of closing of the related real estate transaction including real estate sales, real estate closings and certain title services. For default processing services and certain property preservation services, we recognize revenue over the period during which we perform the related services, with full recognition on completion of the related foreclosure filing or on closing of the related real estate transaction. For component services, we charge for these services based upon the number of employees utilized as the related services are performed. We record revenue associated with real estate sales on a net basis as we perform services as an agent without assuming the risks and rewards of ownership of the asset and the commission earned on the sale is a fixed percentage. Reimbursable expenses of $44.6 million and $16.1 million incurred in 2010 and 2009, respectively, primarily in conjunction with our property preservation and default processing services are included in revenues with an equal offsetting expense included in cost of revenues. These amounts are recognized on a gross basis, principally because we have complete control over selection of vendors.
Financial Services: We generally earn our fees for asset recovery management services as a percentage of the amount we collect on delinquent consumer receivables on behalf of our clients and recognize revenues upon collection from the debtors. We also provide customer relationship management services for which we earn and recognize revenues on a per-call, per-person or per minute basis as the related services are performed.
Technology Services: For our REALSuite, we charge based on the number of our client’s loans processed on the system or on a per-transaction basis. We record transactional revenues when the service is provided and other revenues monthly based on the number of loans processed, employees serviced or services provided. Furthermore, we provide IT infrastructure services to Ocwen and charge for these services primarily based on the number of employees that are using the applicable systems and the number and type of licensed products used by Ocwen. We record revenue associated with implementation services upon completion and maintenance ratably over the related service period.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated and Combined Consolidated Financial Statements (continued)
Income Taxes — Until the effective date of the Separation, our operating results were included in Ocwen’s consolidated U.S. federal and state income tax returns and reflect the estimated income taxes we would have paid as a stand-alone taxable entity.
The Company accounts for certain income and expense items differently for financial purposes and income tax purposes. We recognize deferred income tax assets and liabilities for these differences between the financial reporting basis and the tax basis of our assets and liabilities as well as expected benefits of utilizing net operating loss and credit carryforwards. The most significant temporary differences relate to accrued compensation, amortization, and loss and credit carryforwards. We measure deferred income tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. The effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all the deferred tax assets will not be realized. Our obligation for current taxes through the date of Separation has been paid by Ocwen on our behalf and settled through equity by means of net transfers to Parent.
Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions including evaluating uncertainties under ASC Topic 740.
3. TRANSACTIONS WITH RELATED PARTIES
Ocwen remains our largest customer. Following the Separation, Ocwen is contractually obligated to purchase certain Mortgage Services and Technology Services from us under service agreements. These agreements extend for eight years from the Separation Date subject to termination under certain provisions. Ocwen is not restricted from redeveloping these services. We settle amounts with Ocwen on a daily, weekly or monthly basis based upon the nature of the services and when the service is completed.
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

	For the Years Ended December 31,
	2010	2009

Mortgage Services	66%	72%
Technology Services	37	44
Financial Services	< 1	< 1
Consolidated Revenues	51%	47%
With the exception of certain Technology Services revenues during the quarter ended March 31, 2008, we record revenues we earn from Ocwen under the various long-term servicing contracts at rates we believe to be market rates as they are consistent with one or more of the following: the fees we charge to other customers for comparable services; the rates Ocwen pays to other service providers; fees commensurate with market surveys prepared by unaffiliated firms; and prices being charged by our competitors.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated and Combined Consolidated Financial Statements (continued)
Allocation of Corporate Costs
For periods prior to the Separation Date, these financial statements include allocations of expenses from Ocwen for corporate functions including insurance, employee benefit plan expense and allocations for certain centralized administration costs for executive management, treasury, real estate, accounting, auditing, tax, risk management, internal audit, human resources and benefits administration. We determined these allocations using proportional cost allocation methods including the use of relevant operating profit, fixed assets, sales and payroll measurements. Specifically, personnel and all associated costs, including compensation, benefits, occupancy and other costs, are allocated based on the estimated percentage of time spent by the individual in the various departments. External costs such as audit fees, legal fees, business insurance and other are allocated based on a combination of the sales, fixed assets and operating profits of the department, whichever is most appropriate given the nature of the expense. Management believes such allocations are reasonable; however, they may not be indicative of the actual expense that would have been incurred had the Company been operating as an independent company for the periods presented. Total corporate costs allocated to the Company, excluding separation costs, were $4.3 million for the period ended August 9, 2009. The charges for these functions are included primarily in Selling, General and Administrative Expenses in the Statements of Operations. In addition, Ocwen had allocated interest expense to us based upon our portion of assets to Ocwen’s total assets which is reflected as a component of Other Income (Expense), net in the Statements of Operations. There have been no expenses allocated to us since the Separation Date. However, these amounts may not be representative of the costs necessary for the Company to operate as a separate standalone company.
Transition Services
In connection with the Separation, Altisource and Ocwen entered into a Transition Services Agreement under which services in such areas as human resources, vendor management, corporate services, six sigma, quality assurance, quantitative analytics, treasury, accounting, tax, risk management, legal, strategic planning, compliance and other areas are provided to the counterparty for up to two years from the Separation Date. For the year ended December 31, 2010, Altisource billed Ocwen $1.8 million and Ocwen billed Altisource $1.1 million for services provided under this agreement. These amounts are reflected as a component of Selling, General and Administrative expenses in the Consolidated Statements of Operations. Amounts were immaterial in 2009.
Separation Related Expenditures
Included in Selling, General and Administrative Expenses in the accompanying Statement of Operations, we have recognized $3.4 million of Separation related expenses for the year ended December 31, 2009, primarily representing professional fees and other costs associated with establishing the Company as a stand-alone entity. Prior to the second quarter of 2009, all previous costs in connection with the Separation were recognized by Ocwen.
4. ACQUISITION OF MPA
On February 12, 2010, we acquired all of the outstanding membership interests of MPA pursuant to a Purchase and Sale Agreement. MPA serves as the manager of Lenders One, a national alliance of independent mortgage bankers. The alliance was established in 2000 and as of December 31, 2010 consisted of 179 members.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated and Combined Consolidated Financial Statements (continued)
Consideration for the transaction consisted of cash, common stock and put option agreements:

(in thousands)	Consideration

Cash	$29,000
Common Stock	23,900
Put Option Agreements at Fair Value	1,289
Working Capital Adjustment	835

Total Consideration	$55,024

The common stock consisted of 1.0 million shares of Altisource’s common stock valued at $24.92 per share based on the closing price of Altisource common stock on February 11, 2010. A portion of the stock consideration (0.3 million shares) will be held in escrow two years from the closing date of the acquisition to secure MPA’s indemnification obligations under the Purchase and Sale Agreement. In addition, we entered into three put option agreements with certain of the sellers whereby each seller has the right, with respect to an aggregate of 0.5 million shares of our common stock, to put up to 25% of eligible shares each year for a total of four years at a price equal to $16.84 per share. The fair value of the put was initially established at the date of acquisition ($1.3 million) using the following assumptions:

Assumptions

Risk-free Interest Rate	0.345% – 1.914%
Expected Stock Price Volatility	40% – 55%
Expected Dividend Yield	—
Contractual Life (in years)	1 – 4
Fair Value	$0.74 – $3.90
The allocation of the purchase price is as follows:

(in thousands)

Cash	$2,170
Accounts Receivable	4,279
Prepaid Expenses and Other Current Assets	321
Premises and Equipment	18
Identifiable Intangible Assets	43,600
Goodwill	10,218

60,606
Accounts Payable and Accrued Expenses	(2,176)
Other Current Liabilities	(138)
Non-controlling Interests	(3,268)

Total Purchase Price	$55,024

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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated and Combined Consolidated Financial Statements (continued)
Management has assigned the following lives to identified assets acquired as a result of the acquisition:

Estimated
Life
(in Years)

Premises and Equipment	2 – 5
Management Agreement(1)	20
Trademarks(1)	20
Non-compete(1)	4
Goodwill	Indefinite

(1)	The identifiable assets are subject to amortization on a straight-line basis as this best approximates the benefit period related to these assets.
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
Revenue and Net Income Attributable to Altisource from the date of acquisition through December 31, 2010, included in the Company’s Consolidated Statements of Operations, are as follows.

Year Ended
December 31,
(in thousands)	2010

Revenue	$18,039
Net Income Before Income Taxes and Non-controlling Interests	13,863
Acquisition-related transaction costs are included in Selling, General and Administrative and Expenses in the Consolidated Statements of Operations.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated and Combined Consolidated Financial Statements (continued)
The following tables present the unaudited pro forma Revenue, Net Income Attributable to Altisource and Diluted Earnings Per Share as if the acquisition of MPA had occurred at the beginning of the period presented.

	Years Ended December 31,
	2010		2009
	As		As
(in thousands, except per share amounts)	Reported	Pro Forma	Reported	Pro Forma

Revenue	$301,378	$303,022	$202,812	$223,810
Net Income Attributable to Altisource	49,271	49,143	25,971	30,283
Earnings Per Share — Diluted	1.88	1.87	1.07	1.20
5. ACCOUNTS RECEIVABLE, NET
Accounts Receivable, net consists of the following:

	December 31,
Quarter Ended	2010	2009

Third-party Accounts Receivable	$19,039	$11,638
Unbilled Fees	32,055	9,073
Receivable from Ocwen	3,950	10,066
Other Receivables	583	416

	55,627	31,193
Allowance for Doubtful Accounts	(2,132)	(696)

Total	$53,495	$30,497

Unbilled Fees consist primarily of Asset Management and Default Management Services for which we recognize revenues over the service delivery period but bill at completion of the service.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated and Combined Consolidated Financial Statements (continued)
A summary of the allowance for doubtful accounts, net of recoveries, for the years ended December 31, 2010, 2009 and 2008 is as follows:

(in thousands)

Balance, January 1, 2008	$959
Bad Debt Expense	864
Recoveries	(449)
Write-offs	(597)

Balance, December 31, 2008	777
Bad Debt Expense	338
Recoveries	(205)
Write-offs	(214)

Balance, December 31, 2009	$696
Bad Debt Expense	1,735
Recoveries	(106)
Write-offs	(193)

Balance, December 31, 2010	$2,132

One of our customers in the Financial Services segment accounted for 16% of consolidated revenue in 2009 and 26% in 2008. Another customer in our Mortgage Services and Technology Services segments accounted for 12% of consolidated revenue in 2009.
6. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid Expenses and Other Current Assets consists of the following:

	December 31,
(in thousands)	2010	2009

Prepaid Expenses	$5,134	$2,435
Income Tax Receivable	7,327	—
Other Current Assets	615	469

Total	$13,076	$2,904

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated and Combined Consolidated Financial Statements (continued)
7. PREMISES AND EQUIPMENT, NET
Premises and Equipment, net which include amounts recorded under capital leases, consists of the following:

	December 31,
(in thousands)	2010	2009

Computer Hardware and Software	$32,931	$23,591
Office Equipment and Other	9,717	9,203
Furniture and Fixtures	2,226	2,663
Leasehold Improvements	4,501	3,441

	49,375	38,898
Less: Accumulated Depreciation and Amortization	(31,882)	(27,490)

Total	$17,493	$11,408

Depreciation and amortization expense, inclusive of capital lease obligations, amounted to $7.2 million, $5.4 million and $7.8 million for 2010, 2009 and 2008, respectively, and is included in Cost of Revenue for operating assets and in Selling, General and Administrative expense for non-operating assets in the accompanying Statements of Operations.
8. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
Goodwill relates to the acquisitions of MPA, NCI and the company that developed the predecessor to our REALTrans® vendor management platform.
Changes in Goodwill during the years ended December 31, 2010 and 2009 are summarized below:

	Mortgage	Technology	Financial
(in thousands)	Services	Services	Services	Total

Balance, January 1, 2009	$—	$1,618	$9,922	$11,540
Component 2 Amortization (a)	—	—	(2,216)	(2,216)

Balance, December 31, 2009	—	1,618	7,706	9,324
Acquisition of MPA	10,218	—	—	10,218
Component 2 Amortization (a)	—	—	(4,890)	(4,890)
Impairment Loss (b)	—	—	(2,816)	(2,816)

Balance, December 31, 2010	$10,218	$1,618	$—	$11,836

a)	Prior to our acquisition of NCI in 2007, NCI completed an acquisition which created tax-deductible goodwill that amortizes for tax purposes over time. When we acquired NCI in 2007, we recorded a lesser amount of goodwill for financial reporting purposes than what had previously been recorded at NCI for tax purposes. This difference between the amount of goodwill recorded for financial reporting purposes and the amount recorded for taxes is referred to as “Component 2” goodwill and it results in our recording periodic reductions of our book goodwill balance in our consolidated financial statements. The reduction of book goodwill also resulted in a reduction of equity of $2.2 million in 2009 and $3.6 million in 2008. We will continue to amortize the remaining Component 2 goodwill for U.S. tax purposes by reducing certain intangible assets by the remaining tax benefits of the Component 2 goodwill as they are realized in our tax returns. The balance of Component 2 goodwill remaining was $11.4 million as of December 31, 2010 which should generate $6.8 million of reductions of intangible assets when the benefit can be realized for U.S. tax purposes.

b)	Based on the fourth quarter goodwill impairment test, management determined it was prudent to impair the remaining $2.8 million of goodwill in the Financial Services segment. This determination was made after considering quantitative and qualitative factors including past performance and execution risk.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated and Combined Consolidated Financial Statements (continued)
Intangible Assets, Net
Intangible assets relate to our acquisitions of MPA (see Note 4) and NCI. No impairment charges were taken during the periods presented.
Intangible Assets, net during the years ended December 31, 2010 and 2009 consist of the following:

	Weighted
	Average
	Estimated	Gross		Accumulated
	Useful Life	Carrying Amount		Amortization		Net Book Value
(in thousands)	(Years)	2010	2009	2010	2009	2010	2009

Definite-lived Intangible Assets
Trademarks	16	$10,200	$2,800	$2,346	$1,447	$7,854	$1,353
Customer Lists	19	37,700	37,700	7,447	5,334	30,253	32,366
Operating Agreement	20	35,000	—	1,604	—	33,396	—
Non Competing Agreement	4	1,200	—	275	—	925	—

Total Intangible Assets		$84,100	$40,500	$11,672	$6,781	$72,428	$33,719

Amortization expense for definite lived intangible assets was $4.9 million, $2.7 million and $2.6 million for the fiscal years ended December 31, 2010, 2009 and 2008, respectively. Expected annual amortization for years 2011 through 2015, is $5.1 million, $4.8 million, $4.5 million, $4.3 million and $4.2 million, respectively.
9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts Payable and Accrued Expenses consist of the following:

	December 31,
(in thousands)	2010	2009

Accounts Payable	$5,960	$1,114
Income Taxes Payable, net	3,807	4,853
Payable to Ocwen	2,418	2,716
Accrued Expenses — General	11,189	8,373
Accrued Salaries and Benefits	12,010	7,136

Total	$35,384	$24,192

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated and Combined Consolidated Financial Statements (continued)
Other Current Liabilities consist of the following:

	December 31,
(in thousands)	2010	2009

Mortgage Charge-Off and Deficiency Collections	$8	$2,458
Deferred Revenue	2,542	989
Facility Closure Cost Accrual, Current Portion	253	272
Other	2,813	2,220

Total	$5,616	$5,939

Facility Closure Costs
During 2009, we accrued $1.6 million in facility closure costs (included in other current and other non-current liabilities in the Balance Sheet and in Selling, General and Administrative Expenses in the Statement of Operations) primarily consisting of lease exit costs (expected to be paid through 2014) and severance for closure of facilities in Miramar, Florida and Victoria, British Columbia, Canada. The facility closures were in connection with our efforts to reduce overall costs and increase the utilization of remaining facilities. The following table summarizes the activity for severance and other charges, all recorded in our Financial Services segment, for the years ended December 31, 2010 and 2009:

	Lease	Facility	Termination
(in thousands)	Costs	Costs	Benefits	Total

Balance, January 1, 2009	$—	$—	$—	$—
Additions Charged to Operations	1,110	747	447	2,304
Disposals or Transfers of Property	—	(747)	—	(747)
Payments	(194)	—	(447)	(641)

Balance, December 31, 2009	916	—	—	916
Less: Long-term Portion	(644)	—	—	(644)

Facility Closure Cost Accrual, Current Portion	$272	$—	$—	$272

Balance, December 31, 2009	$916	$—	$—	$916
Payments	(244)	—	—	(244)

Balance, December 31, 2010	672	—	—	672
Less: Long-term Portion	(419)	—	—	(419)

Facility Closure Cost Accrual, Current Portion	$253	$—	$—	$253

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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated and Combined Consolidated Financial Statements (continued)
11. COST OF REVENUE
Cost of revenue principally includes payroll and employee benefits associated with personnel employed in customer service and operations roles, fees paid to external providers related to provision of services, reimbursable expenses, technology and telephony expenses as well as depreciation and amortization of operating assets. The components of cost of revenue were as follows for the years ended December 31:

	For the Years Ended December 31,
(in thousands)	2010	2009	2008

Compensation and Benefits	$62,791	$51,251	$59,311
Outside Fees and Services	60,583	43,026	35,825
Reimbursable Expenses	47,449	16,077	—
Technology and Communications	18,236	16,443	19,912

	$189,059	$126,797	$115,048

12. SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses include payroll, employee benefits, occupancy and other costs associated with personnel employed in executive, sales, marketing, human resources, consumer behavior, internal audit and finance roles. This category also includes professional fees, depreciation and amortization on non-operating assets. The components of selling, general and administrative expenses were as follows for the years ended December 31:

	For the Years Ended December 31,
(in thousands)	2010	2009	2008

Compensation and Benefits	$19,116	$4,096	$6,208
Professional Services	8,026	10,252	3,270
Occupancy Related Costs	12,154	8,456	8,125
Amortization of Intangible Assets	4,891	2,672	2,554
Goodwill Impairment	2,816	—	—
Other	10,349	13,997	7,931

	$57,352	$39,473	$28,088

Compensation and Benefits has increased in 2010 primarily as a result of the cost of being a separate public company, the need to have separate support functions such as accounting, legal and human resources, the reclassification of certain executive and marketing related compensation costs from Cost of Revenues to Selling, General and Administrative Expenses and increased equity compensation for senior executives.
Other in 2009 includes $1.4 million relating to a litigation settlement (see Note 17).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated and Combined Consolidated Financial Statements (continued)
13. OTHER INCOME (EXPENSE), NET
Other Income (Expense) consists of the following:

	For the Years Ended December 31,
(in thousands)	2010	2009	2008

Interest Income	$31	$16	$16
Interest Expense	(119)	(1,660)	(2,607)
Change in Fair Value of Put Option	557	—	—
Other, net	335	2,678	(35)

	$804	$1,034	$(2,626)

Through the date of Separation, Interest Expense included an interest charge from Ocwen which represented an allocation of Ocwen’s total interest expense calculated based on our assets in comparison to Ocwen’s total assets. This charge was $1.3 million and $2.3 million for the years ending December 31, 2009 and 2008, respectively. Subsequent to the date of Separation, we are no longer subject to the interest charge from Ocwen.
Other, net in 2009 includes $2.3 million of income relating to a litigation settlement (see Note 17).
14. INCOME TAXES
The income tax (benefit) provision consists of the following:

	For the Years Ended December 31,
(in thousands)	2010	2009	2008

Current:
Domestic — Luxembourg	$(1,031)	$4,827	$4
Foreign — U.S. Federal	—	8,321	202
Foreign — U.S. State	561	—	(379)
Foreign — Non U.S.	1,186	26	736

	$716	$13,174	$563

Deferred:
Domestic — Luxembourg	$395	$(107)	$—
Foreign — U.S. Federal	(1,014)	(1,581)	(102)
Foreign — U.S. State	(68)	(66)	1,299
Foreign — Non U.S.	(432)	185	—

	(1,119)	(1,569)	1,197

Benefit Applied to Reduce Goodwill			3,622

Total	$(403)	$11,605	$5,382

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated and Combined Consolidated Financial Statements (continued)
We received a favorable ruling in June 2010 regarding the treatment of certain intangibles that exist for purposes of determining the Company’s taxable income. The ruling is retroactive to the Separation Date. As a result of the ruling, the Company recognized a $3.4 million credit attributable to 2009 in the second quarter 2010. The impact of this is included above as a component of the current Luxembourg tax benefit. This ruling did not have a material impact on our deferred tax assets or liabilities. Income tax computed by applying the Luxembourg statutory income tax rate of 28.6% differs from income tax computed at the effective tax rate primarily because of the effect of the favorable tax ruling as well as differing tax rates in multiple jurisdictions, including losses recognized in our US operations.
The Company accounts for certain income and expense items differently for financial purposes and income tax purposes. We recognize deferred income tax assets and liabilities for these differences between the financial reporting basis and the tax basis of our assets and liabilities as well as expected benefits of utilizing net operating loss and credit carryforwards. We measure deferred income tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. A summary of the tax effects of the temporary differences is as follows:

	December 31,
(in thousands)	2010	2009

Current Deferred Tax Assets:
Allowance for Doubtful Accounts and Other Reserves	$143	$1,074
Accrued Expenses	807	751
Current Deferred Tax Liabilities:
Prepaid Expense	(399)	(279)

Current Deferred Tax Asset, Net:	$551	$1,546

Non-current Deferred Tax Assets:
Non Operating Loss Carryforwards — U.S. Federal	8,891	6,644
Non Operating Loss Carryforwards — U.S. State	2,058	1,623
Depreciation	58	1,680
Non-U.S. Deferred Tax Asset	916	692
Other	416	193
Non-current Deferred Tax Liabilities:
Intangible Assets	(9,258)	(11,013)
U.S. State Taxes	—	(1,068)

	3,081	(1,249)
Valuation Allowance	(1,875)	(1,520)

Non-current Deferred Tax Asset (Liability), net	$1,206	$(2,769)

Net Deferred Tax Asset (Liability)	$1,757	$(1,223)

A valuation allowance is provided when it is deemed more-likely-than-not that some portion or all of a deferred tax asset will not be realized. In determining whether a valuation allowance is needed we considered estimates of future taxable income, future reversals of temporary differences, tax character and the impact of tax planning strategies that can be implemented if warranted. As of December 31, 2010, we provided a valuation allowance of $1.9 million related to certain state operating losses. This represents an increase of $0.3 million compared to the prior year decrease of $0.9 million. The increase in valuation allowance during 2010 relates to additional state losses generated in the current year. The decrease in 2009 is related to changes in effective tax rates.
We have not provided Luxembourg deferred taxes on cumulative earnings of non-Luxembourg affiliates as these earnings have been indefinitely reinvested. The earnings relate to ongoing operations and at December 31, 2010, were $1.4 million.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated and Combined Consolidated Financial Statements (continued)
As of December 31, 2010, the Company had a deferred tax asset of $10.9 million relating to U.S. Federal and State net operating losses. Of this amount, $1.9 million relating to state net operating losses were subject to a valuation allowance. The gross amount of net operating losses available for carryover to future years approximates $27.5 million. Of this amount $19.0 million relates to NCI for periods prior to our acquisition and is subject to Section 382 of the Internal Revenue Code which limits their use to approximately $1.3 million per year. These losses are scheduled to expire between the years 2022 and 2029.
The separation from Ocwen and relocation of certain operations to Luxembourg resulted in changes to deferred tax balances which include amounts charged to stockholders’ equity of approximately $1.0 million. For periods prior to the Separation Date, we are included in Ocwen’s tax returns. Our responsibility with respect to these periods is governed by a tax sharing agreement. In accordance with this agreement, U.S. income taxes were allocated as if they had been calculated on a separate company basis except that benefits for any net operating losses will be provided to the extent such loss is utilized in the consolidated U.S. federal tax return. The provision for income taxes prior to the Separation Date has been determined on a pro-forma basis as if we had filed separate income taxes under our current structure for the periods presented.
The Distribution was intended to be a tax-free transaction under Section 355 of the Internal Revenue Code (the “Code”). However, Ocwen recognized, and paid tax on, substantially all of the gain it has in the assets that comprise Altisource as a result of the restructuring. To the extent Ocwen does recognize tax under Section 355 of the Code, Altisource has agreed to indemnify Ocwen. In addition, we have agreed to indemnify Ocwen should the expected tax treatments not be upheld upon review or audit to the extent related to our operating results. As of December 31, 2010, the Company does not anticipate a material obligation under this indemnity.
The following table reconciles the Income Tax Provision to the Luxembourg income tax rate:

	For the Years Ended December 31,
	2010	2009	2008

Statutory Tax Rate	28.6%	28.6%	29.6%
Foreign Rate Differential	(23.0)	2.6	11.0
Tax Adjustment for Retroactive Ruling	(7.0)	—	—
Change in Valuation Allowances	0.5	(0.9)	9.1
State Tax Expense	0.3	—	—
Indefinite Deferral on Earnings of Non-U.S. Affiliates	—	—	(12.8)
Indefinite Deferral on Earnings of Non-Luxembourg Affiliates	—	0.6	—
Other	(0.2)	—	—

	(0.8)%	30.9%	36.9%

The Company follows ASC Topic 740 which clarifies the accounting and disclosure for uncertainty in tax positions. We analyzed our tax filing positions in all of the domestic and foreign tax jurisdictions where we are required to file income tax returns as well as for all open tax years in these jurisdictions. Based on this review, no reserves for uncertain income tax positions were required to have been recorded pursuant to ASC Topic 740. In addition, we determined that we did not need to record a cumulative effect adjustment related to the adoption of ASC 740.
We recognize accrued interest and penalties related to uncertain tax positions in Selling, General and Administrative Expenses in the Statements of Operations. As of December 31, 2010 and 2009, we did not have a liability recorded for payment of interest and penalties associated with uncertain tax positions.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated and Combined Consolidated Financial Statements (continued)
15. EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of dilutive securities. On August 10, 2009, the Distribution by Ocwen was completed to the Ocwen stockholders of one share of Altisource common stock for every 3 shares of Ocwen common stock held as of August 4, 2009. In addition, holders of Ocwen’s 3.25% Contingent Convertible Unsecured Senior Notes due 2024 received one share of Altisource common stock deemed held on an as if converted basis. For such notes, the conversion ratio of 82.1693 shares of Ocwen common stock for every $1,000 in aggregate principal amount of notes held on August 4, 2009 was calculated first and then we applied the distribution ratio of one share of Altisource common stock for every three shares of Ocwen common stock on an as converted basis to determine the number of shares each note holder received.
As a result on August 10, 2009, the Company had 24.1 million shares of common stock outstanding and this share amount is being utilized for the calculation of basic EPS for all periods presented prior to the date of the Distribution. For all periods prior to the date of Distribution, the same number of shares is being used for diluted EPS as for basic EPS as no common stock of Altisource was traded prior to August 10, 2009 and no Altisource equity awards were outstanding for the prior period.
Basic and diluted earnings per share for the years ended December 31, 2010, 2009 and 2008 are calculated as follows:

	For the Years Ended December 31,
(in thousands, except per share amounts)	2010	2009	2008

Net Income	$49,271	$25,971	$9,219

Weighted-Average Common Shares Outstanding, Basic	25,083	24,062	24,050
Dilutive Effect of Stock Options	1,176	196	—
Dilutive Effect of Restricted Shares	—	3	—

Weighted-Average Common Shares Outstanding, Diluted	26,259	24,261	24,050

Earnings Per Share
Basic	$1.96	$1.08	$0.38

Diluted	$1.88	$1.07	$0.38

A total of 0.1 million and 36,666 options that were anti-dilutive have been excluded from the computation of diluted EPS for the years ended December 31, 2010 and 2009, respectively. These options were anti-dilutive because their exercise price was greater than the average market price of our stock. Also excluded from the computation of diluted EPS for the years ended December 31, 2010 and 2009 are 0.7 million options granted for shares that are issuable upon the achievement of certain market and performance criteria related to our stock price and an annualized rate of return to investors that has not been met at this point.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated and Combined Consolidated Financial Statements (continued)
16. STOCKHOLDERS’ EQUITY AND EQUITY-BASED COMPENSATION
Common Stock
Our Board of Directors has the power to issue shares of authorized but unissued common stock without further shareholder action subject to the requirements of applicable laws and stock exchanges. At December 31, 2010, we had authorized 100.0 million shares. At December 31, 2010, we had 24.9 million shares of common stock outstanding. The holders of shares of Altisource common stock are entitled to one vote for each share on all matters voted on by shareholders, and the holders of such shares will possess all voting power.
Treasury Stock
On May 19, 2010, our shareholders authorized us to purchase up to 3.8 million shares of our common stock in the open market. Through December 31, 2010, we purchased 0.7 million shares of our common stock on the open market at an average price of $27.11, leaving 3.1 million shares still available for purchase.
Equity Incentive Plan
Prior to Separation
Prior to the Separation, our employees participated in Ocwen’s stock incentive plans. As a result, these financial statements include an allocation of stock compensation expense from Ocwen for the periods presented up to August 9, 2009. This allocation includes all stock compensation recorded by Ocwen for the employees within our segments and an allocation for certain corporate employees and directors.
Post-Separation
The Company’s 2009 Equity Incentive Plan (the “Plan”) provides for various types of equity awards, including stock options, stock appreciation rights, stock purchase rights, restricted shares and other awards, or a combination of any of the above. Under the Plan, the Company may grant up to 6.7 million share-based awards to officers, directors, key employees and certain Ocwen employees. As of December 31, 2010, 2.5 million share-based awards were available for future grant under the plan. The shares will be issued from authorized and unissued shares of our common stock. Expired and forfeited awards are available for re-issuance. Vesting and exercise of share-based awards are generally contingent on continued employment.
Equity-Based Compensation
We provide stock-based awards as a form of compensation for employees and officers. We have issued stock-based awards in the form of stock options and restricted stock units. We recorded total stock compensation expense, including the allocation discussed above of $3.1 million, $0.3 million and $0.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. The compensation expense is included in Selling, General and Administrative Expenses in the accompany Statements of Operations.
Below is a summary of the different types of stock-based awards issued under our stock plans:
Stock Options
Service-based Options. These options are granted at fair market value on the date of grant. The options generally vest over four or five years with equal annual cliff-vesting and expire on the earlier of 10 years after the date of grant or 3 months after termination of service. A total of 1.2 million service-based awards were outstanding at December 31, 2010.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated and Combined Consolidated Financial Statements (continued)
Market-based Options. These option grants have two components each of which begin to vest upon the achievement of certain criteria. The first component, which we refer to internally as “ordinary performance” grants, consists of two-thirds of the market-based grant and begins to vest if the stock price realizes a compounded annual gain of at least 20% over the exercise price, so long as the stock price is at least double the exercise price. The remaining third of the market-based options, which we refer to internally as “extraordinary performance” grants, would vest over three years if the stock price realizes a compounded annual gain of at least 25% over the exercise price, so long as it is at least triple the exercise price. The vesting schedule for all market-based awards is 25% upon achievement of the criterion and the remaining 75% in three equal annual installments.
The fair value of the service-based options was determined using the Black-Scholes options pricing model while a lattice (binomial) model was used to determine the fair value of the market-based options using the following weighted average assumptions as of the grant date:

	2010		2009
	Black-Scholes	Binomial	Black-Scholes	Binomial

Risk-free Interest Rate	1.50 – 3.20%	0.02 – 3.66%	2.64%	0.50 – 3.86%
Expected Stock Price Volatility	47 – 50%	51 – 52%	39%	38 – 46%
Expected Dividend Yield	—	—	—	—
Expected Option Life (in years)	6.25 – 7	—	5	—
Contractual Life (in years)	—	13	—	10
Fair Value	$11.95 – $13.24	$10.05 – $12.42	$5.35	$4.54 and $5.33
The following table summarizes the weighted-average fair value of stock options granted, and the total intrinsic value of stock options exercised:

		December 31
		2010	2009

Weighted-Average Fair Value at Date of Grant		$18.18	$5.14
Intrinsic Value of Options Exercised	(in thousands)	$7,530	$345
Fair Value of Options Vested	(in thousands)	$926	$441
Stock-based compensation expense is recorded, net of estimated forfeiture rates ranging from 1% to 3%. The 2010 and 2009 compensation expense included $0.5 million and $0.1 million, respectively relating to certain performance based options for which the performance and market-based criteria for vesting were met during 2010 and 2009.
As of December 31, 2010, estimated unrecognized compensation costs related to share-based payments amounted to $8.5 million which we expect to recognize over a weighted-average remaining requisite service period of approximately 3.4 years.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated and Combined Consolidated Financial Statements (continued)
The following table summarizes activity of our stock options:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Contractual	Value
	Number of	Exercise	Term	(in
	Options	Price	(in years)	thousands)

Outstanding at December 31, 2009	3,190,639	$9.90
Granted	927,501	23.58
Exercised	(422,485)	9.43
Forfeited	(244,042)	11.19

Outstanding at December 31, 2010	3,451,613	$13.46	7.3	$52,641

Exercisable at December 31, 2010	1,333,283	$10.00	5.8	$24,945

The following table summarizes information about stock options outstanding and exercisable at December 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Exercise Price		Contractual	Exercise		Contractual	Exercise
Range	Number	Life	Price	Number	Life	Price

$2.00 – $6.00	67,037	2.09	$2.95	67,037	2.1	$2.95
$6.01 – $9.00	115,433	1.28	7.50	115,433	1.3	7.50
$9.01 – $12.00	2,070,835	7.4	9.61	904,588	7.2	9.69
$12.01 – $15.00(a)	303,308	4.7	14.21	246,225	3.7	14.22
$15.01 – $18.00(a)	—	—	—	—	—	—
$18.01 – $21.00(a)	—	—	—	—	—	—
$21.01 – $24.00(a)	375,000	9.1	22.01	—	—	—
$24.01 – $27.00(a)	520,000	9.4	24.86	—	—	—

	3,451,613			1,333,283

(a)	These options contain market-based components as described above. All other options are time-based awards.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated and Combined Consolidated Financial Statements (continued)
The following table summarizes the market prices necessary in order for the market performance options to begin to vest:

(in thousands, except share prices)	Market Based Options
	Ordinary	Extraordinary
Vesting Price	Performance	Performance

$40.00 – $45.00	188	8
$45.01 – $50.00	250	—
$50.01 – $55.00	10	—
$65.01 – $70.00	—	94
$70.01 – $75.00	—	125
$75.01 – $80.00	—	5

	448	232

Weighted Average Share Price	$47.33	$69.97

Restricted Shares
Activity with respect to restricted shares was as follows for the years ended December 31:

Weighted
Average
	Restricted	Grant Date
	Shares	Fair Value

Outstanding at December 31, 2009	3,236	$18.00
Issued at Separation	—	—
Vested	(3,236)	18.00
Forfeited	—	—
Treasury stock repurchased		—

Outstanding at December 31, 2010	—

17. COMMITMENTS AND CONTINGENCIES
Litigation
Noble Systems Corp. We filed suit against a former equipment vendor seeking revocation of acceptance of the equipment and damages for breaches of implied warranties and related torts. Separately, we were a party to a pending arbitration brought by the vendor seeking payment of annual support and maintenance fees for periods subsequent to when we returned the equipment to the vendor. The vendor also requested payment of discounts it provided to us purportedly to be a marketing partner for the vendor. On March 2, 2010, we were notified that the arbitrator ruled in a binding opinion that we owed $1.4 million to Noble Systems Corp, which was accrued as of December 31, 2009, in the Financial Services segment and was paid during 2010.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated and Combined Consolidated Financial Statements (continued)
Nationwide Inflection, LLC. In the first quarter of 2009, we received a complaint from Nationwide Inflection, LLC (“Inflection”) related to the release of escrow in connection with the June 2007 acquisition of NCI. Inflection claimed that it had not breached any representations and was entitled to recover all sums in escrow. We responded timely claiming that we had suffered losses in excess of the escrow as a result of breach of contract. Ultimately, during the third quarter of 2009, the parties agreed to settle all complaints which resulted in $2.3 million being released to Altisource and recognized as a gain in other income, net in the Statement of Operations. We also received $0.4 million related to interest received on the escrow and reimbursement for expenses incurred in connection with defending ourselves in lawsuits in existence at the time of the acquisition, with an additional $0.3 million in escrow available to cover future legal expenses incurred in the one remaining lawsuit that was subsequently resolved.
Altisource is subject to various other pending legal proceedings arising in the ordinary course of business. In our opinion, the resolution of the matter above and those other proceedings will not have a material effect on our financial condition, results of operations or cash flows.
Leases
The Company leases certain premises and equipment under various capital and operating lease agreements. Future minimum lease payments at December 31, 2010 under non-cancelable capital and operating leases with an original term exceeding one year are as follows:

		Operating
	Capital Lease	Lease
(in thousands)	Obligations	Obligations

2011	$738	$4,867
2012	619	3,408
2013	258	1,695
2014	—	762
2015	—	210

	1,615	$10,942

Less: Amounts Representing Interest	(84)

Capital Lease Obligations	1,531
Less: Current Portion Under Capital Lease Obligation	(679)

Long-term Portion Under Capital Lease Obligation	$852

Total operating lease expense, net of sublease income, was $7.8 million, $4.2 million and $3.9 million for the years ended December 31, 2010, 2009, and 2008, respectively. The operating leases generally relate to office locations and reflect customary lease terms which range from 1 to 7 years in duration.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated and Combined Consolidated Financial Statements (continued)
We classify our businesses into three reportable segments. Mortgage Services consists of mortgage portfolio management services that span the mortgage lifecycle. Financial Services principally consists of unsecured asset recovery and customer relationship management. Technology Services consists of modular, comprehensive integrated technological solutions for loan servicing, vendor management and invoice presentment and payment as well as providing infrastructure support. In addition, our Corporate Items and Eliminations segment prior to the Separation Date includes eliminations of transactions between the reporting segments as well as expenditures recognized by us related to the Separation. Subsequent to the Separation Date, in addition to the previously mentioned items, this segment also includes costs recognized by us related to corporate support functions such as finance, legal, human resources and consumer behavior.
Financial information for our segments is as follows:

	For the Year Ended December 31, 2010
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$204,771	$59,979	$52,013	$(15,385)	$301,378
Cost of Revenue	124,485	49,781	28,909	(14,116)	189,059

Gross Profit	80,286	10,198	23,104	(1,269)	112,319
Selling, General and Administrative Expenses	14,890	19,567	4,985	17,910	57,352

Income (Loss) from Operations	65,396	(9,369)	18,119	(19,179)	54,967
Other Income (Expense), net	781	(50)	(60)	133	804

Income (Loss) Before Income Taxes	$66,177	$(9,419)	$18,059	$(19,046)	$55,771

Transactions with Related Parties Included Above:
Revenue	$135,655	$166	$19,167	$—	$154,988

Selling, General and Administrative Expenses	$—	$—	$—	$1,056	$1,056

Interest Expense	$—	$—	$—	$—	$—

	For the Year Ended December 31, 2009
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$103,098	$64,434	$47,453	$(12,173)	$202,812
Cost of Revenue	60,735	52,871	24,477	(11,286)	126,797

Gross Profit	42,363	11,563	22,976	(887)	76,015
Selling, General and Administrative Expenses	5,625	19,267	4,731	9,850	39,473

Income (Loss) from Operations	36,738	(7,704)	18,245	(10,737)	36,542
Other Income (Expense), net	31	1,324	(319)	(2)	1,034

Income (Loss) Before Income Taxes	$36,769	$(6,380)	$17,926	$(10,739)	$37,576

Transactions with Related Parties Included Above:
Revenue	$74,089	$98	$20,710	$—	$94,897

	$2,712	$467	$1,517	$(388)	$4,308

	$30	$1,029	$231	$—	$1,290

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated and Combined Consolidated Financial Statements (continued)

	For the Year Ended December 31, 2008
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$54,956	$73,835	$45,283	$(13,711)	$160,363
Cost of Revenue	36,392	62,590	29,777	(13,711)	115,048

Gross Profit	18,564	11,245	15,506	—	45,315
Selling, General and Administrative Expenses	5,027	17,168	6,118	(225)	28,088

Income (Loss) from Operations	13,537	(5,923)	9,388	225	17,227
Other Income (Expense), net	(58)	(1,952)	(391)	(225)	(2,626)

Income (Loss) Before Income Taxes	$13,479	$(7,875)	$8,997	$—	$14,601

Transactions with Related Parties Included Above:
Revenue	$41,635	$1,181	$35,146	$(13,711)	$64,251

				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Total Assets:
December 31, 2010	$93,173	$43,202	$31,469	$29,956	$197,800

December 31, 2009	$8,259	$51,579	$15,677	$45,041	$120,556

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated and Combined Consolidated Financial Statements (continued)
19. QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables contain selected unaudited statement of operations information for each quarter of 2010 and 2009. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Our business is affected by seasonality.
Unaudited quarterly results are as follows:

	2010 Quarter Ended(1)
(in thousands, except per share amounts)	December 31,	September 30,	June 30,	March 31,

Revenue	$91,477	$77,580	$71,347	$60,974
Gross Profit	35,060	28,667	26,972	21,620
Income Before Income Taxes and Non-controlling Interests	17,121	14,635	14,536	9,479
Net Income	19,553	11,884	17,643	7,094
Net Income Attributable to Altisource	16,786	9,832	16,346	6,307

Net Income Per Share
Basic	$0.67	$0.39	$0.65	$0.26
Diluted	$0.64	$0.37	$0.62	$0.25
Weighted Average Shares Outstanding
Basic	25,091	25,318	25,226	24,690
Diluted	26,183	26,544	26,247	25,663

	2009 Quarter Ended(1)
(in thousands, except per share amounts)	December 31,	September 30,	June 30,	March 31,

Revenue	$56,326	$54,064	$49,803	$42,619
Gross Profit	21,334	20,611	19,454	14,616
Income Before Income Taxes and Non-controlling Interests	8,956	12,092	10,009	6,519
Net Income	5,873	8,644	7,015	4,439

Net Income Per Share
Basic	$0.25	$0.36	$0.29	$0.18
Diluted	$0.24	$0.36	$0.29	$0.18
Weighted Average Shares Outstanding
Basic	24,083	24,050	24,050	24,050
Diluted	24,339	24,050	24,050	24,050

(1)	The sum of quarterly amounts, including per share amounts, may not equal amounts reported for year-to-date periods. This is due to the effects of rounding and changes in the number of weighted-average shares outstanding for each period.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Deloitte & Touche LLP has independently assessed the effectiveness of our internal control over financial reporting and its report is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Controls
Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
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

2.1
Form of Separation Agreement between Altisource Portfolio Solutions S.A. and Ocwen Financial Corporation (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 10-12B/A — Amendment No. 1 to Form 10, as filed with the Commission on June 29, 2009)

3.1
Articles of Incorporation of Altisource Portfolio Solutions S.A. (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 10-12B/A — Amendment No. 1 to Form 10, as filed with the Commission on June 29, 2009)

10.1
Separation Agreement, dated as of August 10, 2009, by and between Altisource Portfolio Solutions S.A. and Ocwen Financial Corporation (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on August 13, 2009)

10.2
Tax Matters Agreement, dated as of August 10, 2009, between Altisource Solutions S.à r.l. and Ocwen Financial Corporation (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on August 13, 2009)

10.3
Employee Matters Agreement, dated as of August 10, 2009, between Altisource Solutions S.à r.l. and Ocwen Financial Corporation (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on August 13, 2009)

10.4
Technology Products Services Agreement, dated as of August 10, 2009, between Altisource Solutions S.à r.l. and Ocwen Financial Corporation (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on August 13, 2009)

10.5
Services Agreement, dated as of August 10, 2009, between Altisource Solutions S.à r.l. and Ocwen Financial Corporation (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on August 13, 2009)

10.6
Data Center and Disaster Recovery Services Agreement, dated as of August 10, 2009, between Altisource Solutions S.à r.l. and Ocwen Financial Corporation (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on August 13, 2009)

Exhibit
Number		Exhibit Description

10.7
Intellectual Property Agreement, dated as of August 10, 2009, by and between Altisource Solutions S.à r.l. and Ocwen Financial Corporation (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on August 13, 2009)

10.8	†
Form of Altisource Portfolio Solutions S.A. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Registration Statement on Form 10, as filed with the Commission on June 29, 2009)

10.9	†
Employment Agreement by and between Altisource Solutions S.à r.l. and William B. Shepro (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Registration Statement on Form 10, as filed with the Commission on June 29, 2009)

10.10	†
Employment Agreement by and between Altisource Solutions S.à r.l. and Robert D. Stiles (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registration Statement on Form 10, as filed with the Commission on June 29, 2009)

10.11	†
Employment Agreement by and between Altisource Solutions S.à r.l. and Kevin J. Wilcox (incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the Registration Statement on Form 10, as filed with the Commission on June 29, 2009)

10.12
Purchase and Sale Agreement, dated as of February 12, 2010, by and among Altisource Portfolio Solutions S.A., and the Equity Interest Holders of The Mortgage Partnership of America, L.L.C. and the Management Owners (incorporate by reference to Exhibit 10.12 of the Company’s 10-K as filed with the Commission on March 17, 2010)

10.13	†	Form of Put Option Agreements (incorporate by reference to Exhibit 10.13 of the Company’s 10-K as filed with the Commission on March 17, 2010)

10.14	*†	Form of Non-qualified Stock Option Agreement, pursuant to the 2009 Equity Incentive Plan

21.1	*	Subsidiaries of the Registrant.

23.1	*	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

23.2	*	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

24.1		Power of Attorney (included on signature page).

31.1	*	Section 302 Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	*	Section 302 Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

†	Denotes management contract or compensatory arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 18, 2011

Altisource Portfolio Solutions S.A.
By:	/s/ William B. Shepro
	Name:	William B. Shepro
	Title:	Director and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Robert D. Stiles
	Name:	Robert D. Stiles
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 18, 2011.

By:	/s/ William B. Shepro
	Name:	William B. Shepro
	Title:	Director and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Robert D. Stiles
	Name:	Robert D. Stiles
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY
Each person whose signature appears below, in so signing, also makes, constitutes and appoints William B. Shepro and Robert D. Stiles, and each or either of them, his true and lawful attorneys-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the SEC the Report on Form 10-K, with exhibits thereto, all other documents connected therewith and any and all amendments to any of the foregoing and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 18, 2011.

Signature	Title	Date

/s/ William C. Erbey	Chairman of the Board of Directors	February 18, 2011
William C. Erbey

/s/ William B. Shepro	Director and Chief Executive Officer	February 18, 2011
William B. Shepro	(Principal Executive Officer)

/s/ Silke Andresen-Kienz Silke Andresen-Kienz	Director	February 18, 2011

/s/ Roland Müller-Ineichen	Director	February 18, 2011
Roland Müller-Ineichen

/s/ Timo Vättö	Director	February 18, 2011
Timo Vättö

/s/ Robert D. Stiles	Chief Financial Officer	February 18, 2011
Robert D. Stiles	(Principal Financial Officer and
Principal Accounting Officer)