Form 10-Q
period 2011-03-31
Altisource Portfolio Solutions S.A.
filed 2011-04-28
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 15, 2011, there were 25,412,748 outstanding shares of the registrant’s shares of beneficial interest.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, Except Per Share Data)

	March 31,	December 31,
	2011	2010

ASSETS

Current Assets:
Cash and Cash Equivalents	$26,324	$22,134
Accounts Receivable, net	53,008	53,495
Prepaid Expenses and Other Current Assets	9,445	13,076
Deferred Tax Assets, net	641	551

Total Current Assets	89,418	89,256

Restricted Cash	1,222	1,045
Premises and Equipment, net	16,910	17,493
Deferred Tax Assets, net	892	1,206
Intangible Assets, net	70,292	72,428
Goodwill	11,836	11,836
Investment in Equity Affiliate	1,113	—
Other Non-Current Assets	4,708	4,536

Total Assets	$196,391	$197,800

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$26,606	$35,384
Capital Lease Obligations — Current	694	680
Other Current Liabilities	6,180	5,616

Total Current Liabilities	33,480	41,680

Capital Lease Obligations — Non-current	689	852
Other Non-current Liabilities	3,027	3,370

Commitments and Contingencies (Note 13)

Equity:
Common Stock ($1.00 par value; 100,000 shares authorized; 25,413 shares issued and 24,715 outstanding in 2011; 25,413 shares issued and 24,881 outstanding in 2010)	25,413	25,413
Retained Earnings	71,954	58,546
Additional Paid-in-Capital	80,085	79,297
Treasury Stock, at cost ($1.00 par value; 698 and 532 shares in 2011 and 2010, respectively)	(19,798)	(14,418)

Altisource Equity	157,654	148,838

Non-controlling Interests	1,541	3,060

Total Equity	159,195	151,898

Total Liabilities and Equity	$196,391	$197,800

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2011	2010

Revenue	$88,670	$60,974
Cost of Revenue	54,949	39,354

Gross Profit	33,721	21,620
Selling, General and Administrative Expenses	16,254	12,069

Income from Operations	17,467	9,551

Other Income (Expense), net	344	(72)

Income Before Income Taxes and Non-controlling Interests	17,811	9,479

Income Tax Provision	(1,687)	(2,385)

Net Income	16,124	7,094

Net Income Attributable to Non-controlling Interests	(1,299)	(787)

Net Income Attributable to Altisource	$14,825	$6,307

Earnings Per Share:
Basic	$0.60	$0.26

Diluted	$0.57	$0.25

Weighted Average Shares Outstanding:
Basic	24,845	24,690

Diluted	25,928	25,663

Transactions with Related Parties included above:
Revenue	$48,790	$29,251
Selling, General and Administrative Expenses	$391	$324
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Altisource Equity					Non-
			Retained	Additional	Treasury	controlling		Comprehensive
	Common Stock		Earnings	Paid-in Capital	Stock, at Cost	Interests	Total	Income

Balance, December 31, 2009	24,145	$24,145	$11,665	$50,538	$—	$—	$86,348	$—

Net Income	—	—	6,307	—	—	787	7,094	6,307
Acquisition of MPA	959	959	—	22,941	—	3,268	27,168	—
Contributions from Non-controlling Interest Holders	—	—	—	—	—	2	2	—
Distributions to Non-controlling Interest Holders	—	—	—	—	—	(2,420)	(2,420)	—
Share-based compensation	—	—	—	271	—	—	271	—
Exercise of stock options	101	101	—	1,014	—	—	1,115	—

Balance, March 31, 2010	25,025	25,025	17,972	74,764	—	1,637	119,578	6,307

Balance, December 31, 2010	25,413	25,413	58,546	79,297	(14,418)	3,060	151,898	—
Net Income	—	—	14,825	—	—	1,299	16,124	14,825
Contributions from Non-controlling Interest Holders	—	—	—	—	—	6	6	—
Distributions to Non-controlling Interest Holders	—	—	—	—	—	(2,824)	(2,824)	—
Share-based Compensation Expense	—	—	—	788	—	—	788	—
Exercise of Stock Options	—	—	(1,417)	—	1,858	—	441	—
Repurchase of Shares	—	—	—	—	(7,238)	—	(7,238)	—

Balance, March 31, 2011	25,413	$25,413	$71,954	$80,085	$(19,798)	$1,541	$159,195	$14,825

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash Flows from Operating Activities:
Net Income	$16,124	$7,094
Reconciling Items:
Depreciation and Amortization	1,938	1,523
Amortization of Intangible Assets	1,273	1,189
Share-based Compensation Expense	788	271
Bad Debt Expense	1,280	241
Deferred Income Taxes	224	551
Changes in Operating Assets and Liabilities, net of Acquisition:
Accounts Receivable	(793)	4,886
Prepaid Expenses and Other Current Assets	687	(405)
Other Assets	(172)	(990)
Accounts Payable and Accrued Expenses	(4,971)	4,863
Other Current and Non-current Liabilities	221	462

Net Cash Flow from Operating Activities	16,599	19,685

Cash Flows from Investing Activities:
Additions to Premises and Equipment, net	(1,355)	(3,613)
Acquisition of Business, net of cash acquired	—	(25,462)
Investment in Equity Affiliate	(1,113)	—
Change in Restricted Cash	(177)	—

Net Cash Flow from Investing Activities	(2,645)	(29,075)

Cash Flows from Financing Activities:
Principal Payments on Capital Lease Obligations	(149)	(143)
Proceeds from Stock Option Exercises	441	1,115
Purchase of Treasury Stock	(7,238)	—
Contributions from Non-controlling Interests	6	2
Distributions to Non-controlling Interests	(2,824)	(2,420)

Net Cash Flow from Financing Activities	(9,764)	(1,446)

Net Increase (Decrease) in Cash and Cash Equivalents	4,190	(10,836)
Cash and Cash Equivalents at the Beginning of the Period	22,134	30,456

Cash and Cash Equivalents at the End of the Period	$26,324	$19,620

Supplemental Cash Flow Information:
Interest Paid	$21	$—
Income Taxes Paid	$563	$25

Non-cash Investing and Financing Activities:
Shares issued in connection with acquisition	$—	$23,900
Reduction in Income Tax Payable from Tax Amortizable Goodwill	$863	$—
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Altisource Portfolio Solutions S.A. (which may be referred to as Altisource, the Company, we, us or our), together with its subsidiaries is a provider of services focused on high value, technology-enabled, knowledge-based functions principally related to real estate and mortgage portfolio management, asset recovery and customer relationship management. Utilizing integrated technology that includes decision models and behavioral based scripting engines, the Company provides solutions that improve clients’ performance and maximizes their returns.
We are publicly traded on the NASDAQ Global Select market under the symbol ASPS. We were incorporated under the laws of Luxembourg on November 4, 1999 as Ocwen Luxembourg S.à.r.l., renamed Altisource Portfolio Solutions S.à.r.l. on May 12, 2009 and converted into Altisource Portfolio Solutions S.A. on June 5, 2009. We became a publicly traded company as of August 10, 2009 (the “Separation”). Prior to the Separation, our businesses were wholly-owned subsidiaries of Ocwen Financial Corporation (“Ocwen”).
We conduct our operations through three reporting segments: Mortgage Services, Financial Services and Technology Services. In addition, we report our corporate related expenditures as a separate segment (see Note 14 for a description of our business segments).
Basis of Presentation
Our condensed consolidated financial statements include the assets and liabilities, revenues and expenses directly attributable to our operations. All significant inter-company and inter-segment transactions and accounts have been eliminated upon consolidation. Certain amounts disclosed in prior period statements have been reclassified to conform to the current period presentation.
In February 2010, we acquired Mortgage Partnership Association (“MPA”), the manager of a national alliance of community mortgage bankers, correspondent lenders and suppliers of mortgage products and services that does business as Lenders One Mortgage Cooperative (“Lenders One”). The Management Agreement between MPA and Lenders One, pursuant to which MPA is the management company of Lenders One, represents a variable interest in a variable interest entity. MPA determined that they are the primary beneficiary of Lenders One as they have the power to direct the activities that most significantly impact Lenders One’s economic performance and the obligation to absorb losses or the right to receive benefits from Lenders One. As a result, Lenders One is presented in the accompanying condensed consolidated financial statements on a consolidated basis with the interests of the members reflected as Non-controlling Interests on the Condensed Consolidated Balance Sheets. At March 31, 2011, Lenders One had total assets of $3.7 million and liabilities of $0.2 million.
We have prepared our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all normal recurring adjustments considered necessary to fairly state the results for the interim periods presented have been included. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Form 10-K for the year ended December 31, 2010, filed with the SEC on February 18, 2011, which contains a summary of our significant accounting policies. Certain footnote detail is also omitted from the condensed consolidated financial statements unless there is a material change from the information included in the Form 10-K.
Investment in Equity Affiliate
We utilize the equity method to account for investments in equity securities where we have the ability to exercise significant influence over operating and financial policies of the investee. We include a proportionate share of earnings and/or losses of equity method investees in equity income (loss), net in the condensed consolidated statements of operations. As of March 31, 2011 our only significant equity investment was Correspondent One S.A. (“Correspondent One”) which is in the formation process and therefore had no impact to our consolidated operations.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Foreign Currency Translation
Our reporting currency is the U.S. dollar. Other foreign currency assets and liabilities that are considered monetary items are translated at exchange rates in effect at the balance sheet date. Foreign currency revenues and expenses are translated at transaction date exchange rates. These exchange gains and losses are included in the determination of net income.
Fair Value of Financial Instruments
The fair value of financial instruments, which primarily include Cash and Cash Equivalents, Accounts Receivable, net, Restricted Cash and Accounts Payable and Accrued Expenses at March 31, 2011 and December 31, 2010 are carried at amounts that approximate their fair value due to the short-term nature of these amounts.
Additionally, a put option arrangement was issued to the predecessor owners of MPA. The arrangement allows the holders to put a portion of the Altisource shares issued as consideration to Altisource at a predetermined price. The fair value calculation is deemed to be a Level 3 calculation. The fair value of the put as of March 31, 2011 of $0.4 million was valued using the following assumptions:

Assumptions

Risk-free Interest Rate	0.3% – 1.29%
Expected Stock Price Volatility	29% – 49%
Expected Dividend Yield	—
Expected Option Life (in years)	1 – 3
Contractual Life (in years)	—
Fair Value	$0.05 – $2.32
The put option agreement is a written derivative valued similar to stock options and is included within Other Non-current Liabilities on the Condensed Consolidated Balance Sheet. The fair value of the put option agreements will be determined each quarter until such puts are either exercised or forfeited with any changes in value included as a component of Other Income (Expense), net in the Condensed Consolidated Statements of Operations.
NOTE 2 — TRANSACTIONS WITH RELATED PARTIES
Ocwen remains our largest customer. Following the Separation, Ocwen is contractually obligated to purchase certain Mortgage Services and Technology Services from us under service agreements. These agreements extend for eight years from the Separation Date, subject to termination under certain provisions. Ocwen is not restricted from redeveloping these services. We settle amounts with Ocwen on a daily, weekly or monthly basis based upon the nature of the services and when the service is completed.
Ocwen, or services derived from Ocwen’s loan servicing portfolio, as a percentage of each of our segment revenues and as a percentage of consolidated revenues was as follows for the three months ended March 31:

	Three Months Ended
	March 31,
	2011	2010
Mortgage Services	73%	77%
Technology Services	39	37
Financial Services	< 1	< 1
Consolidated Revenues	55%	48%
We record revenues we earn from Ocwen under the various long-term servicing contracts at rates we believe to be market rates as they are consistent with one or more of the following: the fees we charge to other customers for comparable services; the rates Ocwen pays to other service providers; fees commensurate with market surveys prepared by unaffiliated firms; and prices charged by our competitors. As of January 1, 2011, we modified our pricing for IT Infrastructure Services within our Technology Services segment from a rate card model primarily based on headcount to a fully loaded costs plus mark-up methodology. This new model applies to the amounts charged to Ocwen as well as internal allocations of infrastructure costs. This resulted in reduced revenues for the Technology Services segment and on a consolidated basis.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Transition Services
In connection with the Separation, Altisource and Ocwen entered into a Transition Services Agreement under which services in such areas as human resources, vendor management, corporate services, six sigma, quality assurance, quantitative analytics, treasury, accounting, risk management, legal, strategic planning, compliance and other areas are provided to the counterparty for up to two years from the date of Separation. For the quarters ended March 31, 2011 and March 31, 2010, Altisource billed Ocwen $0.4 million and $0.4 million, respectively, and Ocwen billed Altisource $0.4 million and $0.3 million, respectively, for services provided under this agreement. These amounts are reflected as a component of Selling, General and Administrative expenses in the Condensed Consolidated Statements of Operations.
NOTE 3 — ACCOUNTS RECEIVABLE, NET
Accounts Receivable, net consists of the following:

	March 31,	December 31,
(in thousands)	2011	2010

Third-party Accounts Receivable	$17,432	$19,039
Unbilled Fees	34,562	32,055
Receivable from Ocwen	2,850	3,950
Other Receivables	1,478	583

	56,322	55,627
Allowance for Doubtful Accounts	(3,314)	(2,132)

Total	$53,008	$53,495

Unbilled Fees consist primarily of Asset Management and Default Management Services for which we recognize revenues over the service delivery period but bill at completion of the service.
NOTE 4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid Expenses and Other Current Assets consists of the following:

	March 31,	December 31,
(in thousands)	2011	2010

Prepaid Expenses	$4,401	$5,134
Income Tax Receivable	3,505	7,327
Other Current Assets	1,539	615

Total	$9,445	$13,076

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
NOTE 5 — PREMISES AND EQUIPMENT, NET
Premises and Equipment, net which include amounts recorded under capital leases, consists of the following:

	March 31,	December 31,
(in thousands)	2011	2010

Computer Hardware and Software	$33,164	$32,931
Office Equipment and Other	9,960	9,717
Furniture and Fixtures	2,258	2,226
Leasehold Improvements	5,348	4,501

	50,730	49,375
Less: Accumulated Depreciation and Amortization	(33,820)	(31,882)

Total	$16,910	$17,493

Depreciation and amortization expense, inclusive of capital lease obligations, amounted to $1.9 million and $1.5 million for the three months ended March 31, 2011 and 2010, respectively, and is included in Cost of Revenue for operating assets and in Selling, General and Administrative expense for non-operating assets in the accompanying Condensed Consolidated Statements of Operations.
NOTE 6 — GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
There were no changes in Goodwill during the three months ended March 31, 2011. The following is a summary showing the balance of Goodwill by segment:

	Mortgage	Technology
(in thousands)	Services	Services	Total

Balance, March 31, 2011	$10,218	$1,618	$11,836

Intangible Assets, Net
Intangible Assets, net consists of the following:

	Weighted
	Average	Gross
	Estimated	Carrying Amount		Accumulated Amortization			Net Book Value
	Useful Life	March 31,	December 31,	March 31,		December 31,	March 31,	December 31,
(dollars in thousands)	(Years)	2011	2010	2011		2010	2011	2010

Definite-lived Intangible Assets
Trademarks	16	$10,200	$10,200	$2,578		$2,346	$7,622	$7,854
Customer Lists	19	37,700	37,700	8,838	(a)	7,447	28,862	30,253
Operating Agreement	20	35,000	35,000	2,042		1,604	32,958	33,396
Non-compete Agreement	4	1,200	1,200	350		275	850	925

Total Intangible Assets		$84,100	$84,100	$13,808		$11,672	$70,292	$72,428

(a)
Prior to our acquisition of NCI in 2007, NCI completed an acquisition which created tax-deductible goodwill that amortizes for tax purposes over time. When we acquired NCI in 2007, we recorded a lesser amount of goodwill for financial reporting purposes than what had previously been recorded at NCI for tax purposes. This difference between the amount of goodwill recorded for financial reporting purposes and the amount recorded for taxes is referred to as “Component 2” goodwill and it resulted in our recording periodic reductions firstly to our book goodwill balance in our consolidated financial statements. As our book goodwill balance was fully written off at December 31, 2010. We continue to amortize the remaining Component 2 goodwill for U.S. tax purposes by reducing certain intangible assets by the remaining tax benefits of the Component 2 goodwill. The amount amortized was $0.9 million for the three months ended March 31, 2011. The balance of Component 2 goodwill remaining was $9.9 million as of March 31, 2011 which should generate $6.0 million of reductions of intangible assets.

Amortization expense for definite lived intangible assets was $1.3 million and $1.2 million for the three months ended March 31, 2011 and 2010, respectively.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
NOTE 7 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts Payable and Accrued Expenses consists of the following:

	March 31,	December 31,
(in thousands)	2011	2010

Accounts Payable	$6,729	$5,960
Accrued Expenses — General	10,041	11,189
Accrued Salaries and Benefits	9,423	12,010
Income Tax Payable	—	3,807
Payable to Ocwen	413	2,418

Total	$26,606	$35,384

Other Current Liabilities consists of the following:

	March 31,	December 31,
(in thousands)	2011	2010

Mortgage Charge-Off and Deficiency Collections	$12	$8
Deferred Revenue	2,421	2,542
Facility Closure Cost Accrual, current portion	125	253
Other	3,622	2,813

Total	$6,180	$5,616

Facility Closure Costs
During 2009, we accrued facility closure costs (included in Other Current and Other Non-Current Liabilities in the Condensed Consolidated Balance Sheet) primarily consisting of lease exit costs (expected to be paid through 2014) and severance for the closure of two facilities. The following table summarizes the activity, all recorded in our Financial Services segment, for the three months ended March 31, 2011:

(in thousands)	Lease costs

Balance, December 31, 2010	$672
Payments	(127)

Balance, March 31, 2011	545
Less: Long-Term Portion	(420)

Facility Closure Cost Accrual, current portion	$125

We do not expect additional significant costs related to the closure of these facilities.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
NOTE 8 — EQUITY BASED COMPENSATION
We provide stock-based awards as a form of compensation for employees and officers. We have issued stock-based awards in the form of stock options and restricted stock units. We recorded total stock compensation expense of $0.8 million for the three months ended March 31, 2011. The compensation expense is included in Selling, General and Administrative Expenses in the accompany Condensed Consolidated Statements of Operations.
Below is a summary of the different types of stock-based awards issued under our stock plans:
Stock Options
Service-based Options. These options are granted at fair market value on the date of grant. The options generally vest over four years with equal annual cliff-vesting and expire on the earlier of 10 years after the date of grant or 3 months after termination of service. A total of 1.1 million service-based awards were outstanding at March 31, 2011.
Market-based Options. These option grants have two components each of which vest only upon the achievement of certain criteria. The first component, which we refer to internally as “ordinary performance” grants, consists of two-thirds of the market-based grant and begins to vest if the stock price realizes a compounded annual gain of at least 20% over the exercise price, so long as the stock price is at least double the exercise price. The remaining third of the market-based options, which we refer to internally as “extraordinary performance” grants, would vest over three years if the stock price realizes a compounded annual gain of at least 25% over the exercise price, so long as it is at least triple the exercise price. The vesting schedule for all market-based awards is 25% upon achievement of the criterion and the remaining 75% in three equal annual installments. A total of 2.2 million market-based awards were outstanding at March 31, 2011.
During the three months ended March 31, 2011, the Company granted 0.1 million stock options. The options have an average exercise price of $29.14 per share.
The fair value of the service-based options was determined using the Black-Scholes options pricing model while a lattice (binomial) model was used to determine the fair value of the market-based options using the following assumptions as of the grant date:

	March 31, 2011		March 31, 2010
	Black-		Black-
(in thousands)	Scholes	Binomial	Scholes	Binomial

Risk-free Interest Rate	2.38%	0.06 – 3.36%	1.90%	0.02 – 3.66%
Expected Stock Price Volatility	48%	56%	36%	24 – 41%
Expected Dividend Yield	—	—	—	—
Expected Option Life (in years)	6.25	—	5	—
Contractual Life (in years)	—	14	—	10
Fair Value	$14.18 and $14.82	$15.41 – $16.76	$6.80	$7.35 and $8.48
The following table summarizes the weighted-average fair value of stock options granted, and the total intrinsic value of stock options exercised:

	March 31
(in thousands, except per share amounts)	2011	2010

Weighted-Average Fair Value at Date of Grant Per Share	$15.60	$11.03
Intrinsic Value of Options Exercised	$1,804	$1,818
Fair Value of Options Vested	$304	$15
Stock-based compensation expense is recorded net of estimated forfeiture rates ranging from 1% to 3%.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
As of March 31, 2011, estimated unrecognized compensation costs related to share-based payments amounted to $8.2 million which we expect to recognize over a weighted-average remaining requisite service period of approximately 3.3 years.
The following table summarizes activity of our stock options:

			Weighted
		Weighted	Average	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Options	Price	(in years)	(in thousands)

Outstanding at December 31, 2010	3,451,613	$13.46	7.3	52,641
Granted	70,000	29.14
Exercised	(114,136)	14.36
Forfeited	(31,250)	22.01

Outstanding at March 31, 2011	3,376,227	$13.67	7.3	$57,415

Exercisable at March 31, 2011	1,242,586	$9.83	6.1	$25,912

Stock Repurchase Authorization
On May 19, 2010, our shareholders authorized us to purchase up to 3.8 million shares of our common stock in the open market. From authorization through March 31, 2011, we purchased 0.9 million shares of our common stock on the open market at an average price of $27.85, leaving 2.9 million shares still available for purchase.
NOTE 9 — COST OF REVENUE
Cost of Revenue principally includes payroll and employee benefits associated with personnel employed in customer service and operations roles; fees paid to external providers related to provision of services, reimbursable expenses and technology and telephony expenses as well as depreciation and amortization of operating assets. The components of Cost of Revenue were as follows for the periods ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
(in thousands)	2011	2010

Compensation and Benefits	$16,840	$13,999
Outside Fees and Services	18,161	12,460
Expense Reimbursements	15,641	8,530
Technology and Communications	4,307	4,365

Total	$54,949	$39,354

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
NOTE 10 — SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, General and Administrative expenses include payroll, employee benefits, occupancy and other costs associated with personnel employed in executive, sales, marketing, human resources and finance roles. This category also includes professional fees, depreciation and amortization on non-operating assets. The components of Selling, General and Administrative expenses were as follows for the periods ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
(in thousands)	2011	2010

Compensation and Benefits	$5,920	$4,040
Professional Services	2,102	2,296
Occupancy Related Costs	3,333	2,353
Amortization of Intangible Assets	1,273	1,189
Other	3,626	2,191

Total	$16,254	$12,069

NOTE 11 — OTHER INCOME (EXPENSE), NET
Other Income (Expense), net consists of the following:

	Three Months Ended
	March 31,
(in thousands)	2011	2010

Interest Income	$5	$9
Interest Expense	(23)	(28)
Change in Fair Value of Put Option	357	—
Other, net	5	(53)

Total	$344	$(72)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
NOTE 12 — EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of dilutive securities.
Basic and diluted earnings per share for the three months ended March 31, 2011 and 2010 are calculated as follows:

	For Three Months Ended
	March 31,
(in thousands, except per share amounts)	2011	2010

Net Income	$14,825	$6,307

Weighted-Average Common Shares Outstanding, Basic	24,845	24,690
Dilutive Effect of Stock Options	1,083	970
Dilutive Effect of Restricted Shares	—	3

Weighted-Average Common Shares Outstanding, Diluted	25,928	25,663

Earnings Per Share
Basic	$0.60	$0.26

Diluted	$0.57	$0.25

For the three months ended March 31, 2011, an immaterial amount of options that were anti-dilutive have been excluded from the computation of diluted EPS (0.7 million for the three months ended March 31, 2010). These options were anti-dilutive because their exercise price was greater than the average market price of our stock. Also excluded from the computation of diluted EPS for each of the three months ended March 31, 2011 and 2010 are 0.7 million options, granted for shares that are issuable upon the achievement of certain market and performance criteria related to our stock price and an annualized rate of return to investors that have not been met at this point.
NOTE 13 — COMMITMENTS AND CONTINGENCIES
Correspondent One S.A.
Correspondent One is formed to facilitate the purchase of conforming and government guaranteed residential mortgages from approved mortgage originators. During the first quarter of 2011, we provided initial funding to facilitate the establishment of the entity. We have committed to provide an additional $14.0 million which expect to fund in the second quarter.
Litigation
The Company is from time to time involved in legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of any such current matters will not have a material impact on the Company’s financial condition, results of operations or cash flows.
NOTE 14 — SEGMENT REPORTING
Our business segments are based upon our organizational structure which focuses primarily on the services offered and are consistent with the internal reporting that we use to evaluate operating performance and to assess the allocation of our resources by our Chief Executive Officer.
We classify our businesses into three reportable segments. Mortgage Services consists of mortgage portfolio management services that span the mortgage lifecycle. Financial Services principally consists of unsecured asset recovery and customer relationship management. Technology Services consists of modular, comprehensive integrated technological solutions for loan servicing, vendor management and invoice presentment and payment as well as providing infrastructure support. In addition, our Corporate Items and Eliminations segment includes eliminations of transactions between the reporting segments and this segment also includes costs recognized by us related to corporate support functions such as finance, legal, human resources, six sigma and quality assurances.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
In 2011, we reorganized our reporting structure in that certain services that were originally part of the Mortgage Services Segment are now classified as part of Financial Services. Prior periods have been recast to conform with the current year presentation.
Financial information for our segments is as follows:

	Three Months Ended March 31, 2011
				Corporate
	Mortgage	Financial	Technology	Items &	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$59,707	$19,493	$12,716	$(3,246)	$88,670
Cost of Revenue	37,020	13,488	7,445	(3,004)	54,949

Gross Profit	22,687	6,005	5,271	(242)	33,721
Selling, General and Administrative	4,583	4,460	1,196	6,015	16,254

Income (Loss) from Operations	18,104	1,545	4,075	(6,257)	17,467
Other Income (Expense), net	365	(11)	(15)	5	344

Income (Loss) Before Income Taxes	$18,469	$1,534	$4,060	$(6,252)	$17,811

Transactions with Related Parties:
Revenue	$43,810	$29	$4,951	$—	$48,790

Selling, General and Administrative Expenses	$—	$—	$—	$391	$391

	Three Months Ended March 31, 2010
				Corporate
	Mortgage	Financial	Technology	Items &	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$32,383	$20,045	$11,974	$(3,428)	$60,974
Cost of Revenue	21,293	14,526	6,647	(3,112)	39,354

Gross Profit	11,090	5,519	5,327	(316)	21,620
Selling, General and Administrative	2,443	4,100	1,106	4,420	12,069

Income (Loss) from Operations	8,647	1,419	4,221	(4,736)	9,551
Other Expense, net	3	(16)	(12)	(47)	(72)

Income (Loss) Before Income Taxes	$8,650	$1,403	$4,209	$(4,783)	$9,479

Transactions with Related Parties:
Revenue	$24,762	$51	$4,438	$—	$29,251

Selling, General and Administrative Expenses	$—	$—	$—	$324	$324

Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on our businesses, current developments, financial condition, cash flows and results of operations. Significant sections of the MD&A are as follows:

Overview. This section, beginning on page 18, provides a description of recent developments we believe are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

Consolidated Results of Operations. This section, beginning on page 19, provides an analysis of our consolidated results of operations for the three months ended March 31, 2011 and 2010. In addition, a brief description is provided of significant transactions and events that affect the comparability of results being analyzed.

Segment Results of Operations. This section, beginning on page 23, provides an analysis of each business segment for the three months ended March 31, 2011 and 2010 as well as our Corporate segment. In addition, we discuss significant transactions, events and trends that may affect the comparability of the results being analyzed.

Liquidity and Capital Resources. This section, beginning on page 31, provides an analysis of our cash flows for three months ended March 31, 2011 and 2010. We also discuss restrictions on cash movements, future commitments and capital resources.

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
Forward-looking statements are not guarantees of future performance and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the risks discussed in “Risk Factors” in our Form 10-K for the year ended December 31, 2010 and include the following:
•	our ability to retain and expand our existing client relationships and attract new customers; and
•	governmental regulations, taxes and policies.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
OVERVIEW
Our Business
We are a provider of services focused on high value, technology-enabled, knowledge-based functions principally related to real estate and mortgage portfolio management, asset recovery and customer relationship management. Utilizing integrated technology that includes decision models and behavioral based scripting engines, we provide solutions that improve clients’ performance and maximize their returns.
We classify our businesses into three reportable segments:

Mortgage Services: Consists of portfolio management services that span the mortgage lifecycle. In 2011, we reorganized our reporting structure in that certain services originally part of Component Services and Other in this segment are now classified as part of Customer Relationship Management in our Financial Services segment. Following this change, Component Services has been renamed Origination Management Services. Origination Management Services includes MPA, our legacy contract underwriting business and our origination fulfillment operations currently under development. Prior periods have been recast to conform to the current year presentation.

Financial Services: Consists of unsecured asset recovery and customer relationship management. As discussed above, Customer Relationship Management now includes certain services that were originally recorded as part of Mortgage Services.

Technology Services: Consists of modular, comprehensive integrated technological solutions for loan servicing, vendor management and invoice presentment and payment as well as providing infrastructure support.

Stock Repurchase Plan
We intend to limit dilution caused by option exercises, including anticipated exercises, and acquisitions by repurchasing shares on the open market. On May 19, 2010, our shareholders authorized us to purchase 15% of our outstanding share capital, or 3.8 million shares of our common stock, in the open market. Since the start of the stock repurchase program, we have purchased 0.9 million shares of our common stock on the open market at an average price of $27.85, leaving 2.9 million shares available for purchase under the program.
Springhouse, LLC
On April 11, 2011, we acquired Springhouse, LLC (“Springhouse”) an appraisal management company that utilizes a nationwide panel of appraisers to provide real estate appraisals principally to mortgage originators, including the members of Lenders One, and real estate asset managers.
Factors Affecting Comparability
The following items may impact the comparability of our results:
•
In February 2010, we acquired all of the outstanding membership interests of MPA which was formed with the purpose of managing Lenders One (see Note 1 to the condensed consolidated financial statements). The results of operations of Lenders One have been consolidated under the variable interest model since the acquisition date;

•
Effective January 1, 2011, we modified our pricing for IT Infrastructure Services within our Technology Services segment from a rate card model primarily based on headcount to a fully loaded cost plus mark-up methodology. This new model applies to the infrastructure amounts charged to Ocwen as well as internal allocations of infrastructure costs. The impact of this change is discussed further in the Technology Services segment.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
CONSOLIDATED RESULTS OF OPERATIONS
Summary Consolidated Results
Following is a discussion of our consolidated results of operations for the periods indicated. In evaluating performance, we neutralize the impact of pass-through items for which we earn no margin by excluding reimbursable expenses and non-controlling interests where appropriate and calculating all margins based upon Service Revenue.
The following table sets forth information regarding our results of operations for the periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,
			%
(in thousands)	2011	2010	Better/(worse)

Service Revenue	$71,730	$51,657	39
Reimbursable Expenses	15,641	8,530	83
Cooperative Non-controlling Interest	1,299	787	(65)

Total Revenue	88,670	60,974	45
Cost of Revenue	54,949	39,354	(40)

Gross Profit	33,721	21,620	56

Gross Profit / Service Revenue	47%	41%

Selling, General and Administrative Expenses	16,254	12,069	(35)

Income from Operations	17,467	9,551	83
Income from Operations / Service Revenue	24%	18%

Other Expense, net	344	(72)	N/M

Income Before Income Taxes and Non-controlling Interests	17,811	9,479	88
Income Tax Provision	(1,687)	(2,385)	29

Net Income	16,124	7,094	127
Net Income Attributable to Non-controlling Interests	(1,299)	(787)	(65)

Net Income Attributable to Altisource	$14,825	$6,307	135

Earnings Per Share
Basic	$0.60	$0.26
Diluted	$0.57	$0.25

Transactions with Related Parties:
Revenue	$48,790	$29,251	67
Selling, General and Administrative Expenses	391	324	(21)
N/M — Not meaningful.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
Revenue
The following table presents our revenues for the periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,
			%
(in thousands)	2011	2010	Better/(worse)

Mortgage Services:
Service Revenue:	$43,340	$23,714	83
Reimbursable Expenses	15,068	7,882	91
Cooperative Non-controlling Interest	1,299	787	65

Mortgage Services — Total Revenue	59,707	32,383	84

Financial Services
Service Revenue:	18,920	19,397	(2)
Reimbursable Expenses	573	648	(12)

Financial Services — Total Revenue	19,493	20,045	(3)

Technology Services	12,716	11,974	6

Eliminations	(3,246)	(3,428)	(5)

Total Revenues	$88,670	$60,974	45

Transactions with Related Parties:
Mortgage Services	$43,810	$24,762	77
Financial Services	29	51	(43)
Technology Services	4,951	4,438	12
In evaluating our performance, we utilize Service Revenue which consists of amounts attributable to our fee based services. Reimbursable Expenses and Cooperative Non-controlling Interests are pass-through items for which we earn no margin. Reimbursable Expenses consists of amounts that we incur on behalf of our customers in performing our fee based services, but we pass such costs directly on to our customers without any additional markup. Cooperative Non-controlling Interests is attributable to the members of Lenders One.
We recognized $71.7 million of Service Revenue for the quarter ended March 31, 2011, a 39% increase over the same quarter in 2010. Revenues for the first quarter were consistent with our internal expectations. Mortgage Services revenue grew as a result of (i) the national rollout of services during 2010, including property preservation and inspection services, default management services and sale of real estate owned (REO), and (ii) the growth in Ocwen’s loan portfolio. Financial Services revenue declined compared to prior year due to a decline in revenues from the segment’s largest customer. The decline was in part as a result of the client shifting work to our global delivery platform. This resulted in lower revenue although higher margins. Technology Services revenue increased as the impact of lowering infrastructure services pricing (which occurred on January 1, 2011) was more than offset by the growth in REALSuite revenues, principally REALServicing®, given the growth in Ocwen’s servicing portfolio during 2010.
Sequentially, Service Revenue declined $2.6 million compared to the fourth quarter of 2010. The decline is principally attributable to the Mortgage Services segment which saw sequential decreases in Residential Property Valuation, Default Management Services and Closing and Title Services, all of which received elevated benefit in the fourth quarter from the boarding of additional loans by Ocwen in September 2010. In addition, MPA declined in the first quarter compared to fourth quarter consistent with the overall market decline in loan originations. Service Revenue for the Financial Services segment increased slightly, driven by stabilized performance in unsecured asset recovery and improved performance in our customer relationship management business. Technology Services revenue declined sequentially as expected due to the previously mentioned billing methodology change.
Our revenues are seasonal. More specifically, Financial Services revenue tends to be highest in the first quarter and generally declines throughout the year. Mortgage Services revenue is impacted by REO sales which tend to be at their lowest level during winter months and highest during summer months.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
Cost of Revenue
Cost of Revenue principally includes payroll and employee benefits associated with personnel employed in customer service roles, fees paid to external providers related to the provision of services, reimbursable expenses and technology and telephony expenses as well as depreciation and amortization of operating assets. The components of Cost of Revenue were as follows for the periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,
			%
(in thousands)	2011	2010	Better/(worse)

Compensation and Benefits	$16,840	$13,999	(20)
Outside Fees and Services	18,161	12,460	(46)
Reimbursable Expenses	15,641	8,530	(83)
Technology and Communications	4,307	4,365	1

Cost of Revenue	$54,949	$39,354	(40)

Gross Profit Percentage
Gross Profit/Service Revenue	47%	41%

Our gross margin percentage increased to 47% for the three months ended March 31, 2011 from 41% for the same period in 2010. The increase in gross margin results from the composition of revenue being more weighted towards Mortgage Services which has higher margins. Sequentially, gross margins remained flat to fourth quarter as a decline in Mortgage Services segment margins, as a result of the mix and timing of services, was offset by improved margins in Financial Services.
Compensation and Benefits costs was impacted by investments in personnel to support our suite of default oriented services and Ocwen’s residential loan portfolio growth. In addition, during the first quarter 2011, we principally invested in personnel for new services including title insurance and fulfillment services. We expect these modest investments to continue in the second quarter.
Outside Fees and Services primarily increased in our Mortgage Services segment consistent with greater revenues including those related to our new services when compared to the same period in 2010. Sequentially, outsides fees and services declined principally driven by the reduction in valuation reports delivered in the first quarter 2011 versus fourth quarter 2010.
Technology and Communication costs were relatively flat from the same period in 2010 as increases related to the new data center were generally offset by other cost reduction initiatives. Sequentially, technology and communication costs declined due principally to lower telephony expenses.
Selling, General and Administrative Expenses
Selling, General and Administrative Expenses include payroll, employee benefits, occupancy and other costs associated with personnel employed in executive, sales, marketing, human resources and finance roles. This category also includes professional fees, depreciation and amortization on non-operating assets. The components of Selling, General and Administrative Expenses were as follows for the periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,
			%
(in thousands)	2011	2010	Better/(worse)

Compensation and Benefits	$5,920	$4,040	(47)
Professional Services	2,102	2,296	8
Occupancy Related Costs	3,333	2,353	(42)
Amortization of Intangible Assets	1,273	1,189	(7)
Other	3,626	2,191	(65)

Total Selling, General and Administrative Expenses	$16,254	$12,069	(35)

Operating Margin Percentage
Income from Operations/Service Revenue	24%	18%

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
Our operating margin percentage increased to 24% for the three months ended March 31, 2011 primarily as a result of the composition of our revenues being more weighted towards our higher margin Mortgage Services segment. Sequentially, operating margins were relatively flat as declines in Mortgage Services attributable to revenue declines previously discussed were offset by improvements at Financial Services, which included a goodwill impairment charge in the fourth quarter of 2010.
Compensation and Benefits increased compared to the prior year primarily as we built out our support functions such as accounting, legal and human resources throughout 2010.
Professional Services were relatively flat compared to the prior year.
Occupancy Related Costs increased as compared to 2010 due to the growth in our business which resulted in the addition of approximately 1,000 people worldwide.
Amortization of Intangible Assets increased slightly as a result of the intangibles acquired in connection with the acquisition of MPA in February 2010.
Income Before Income Tax
The following table presents income before income tax including amount attributable to Altisource by segment:

	Three Months Ended
	March 31,
(in thousands)	2011	2010

Mortgage Services:
Income Before Income Taxes	$18,469	$8,650
Non-controlling Interests	(1,299)	(787)

Income Before Income Taxes Attributable to Altisource	$17,170	$7,863
As percent of Service Revenue	40%	33%

Financial Services:
Income Before Income Taxes	$1,534	$1,403
As percent of Service Revenue	8%	7%

Technology Services:
Income Before Income Taxes	$4,060	$4,209
As percent of Revenue	32%	35%

Consolidated:
Income Before Income Taxes	$17,811	$9,479
Non-controlling Interests	(1,299)	(787)

Income Before Income Taxes Attributable to Altisource	$16,512	$8,692
As percent of Service Revenue	23%	17%
On a consolidated basis, income before income tax attributable to Altisource grew principally as a result of the national rollout of mortgage services and the growth of Ocwen’s servicing portfolio during 2010 as previously discussed. Sequentially, income before income taxes attributable to Altisource grew $2.2 million; however, the fourth quarter included a $2.8 million charge for goodwill impairment in the Financial Services segment. Adjusting for the impairment charge, income before income taxes attributable to Altisource as a percent of Service Revenue remained constant at 23% for both quarters.
For the Mortgage Services segment, income before income taxes attributable to Altisource declined sequentially by $0.8 million attributable to the decline in Service Revenue as previously discussed. Income before income taxes attributable to Altisource as a percent of Service Revenue improved to 40% from 39% sequentially primarily as a result of the mix of services and a reduction in intersegment technology charges.
For the Financial Services segment, income before income taxes improved $4.7 million sequentially primarily due to the $2.8 million goodwill impairment recognized in the fourth quarter and the benefit of a seasonally strong first quarter. In addition, the Financial Services segment also started to see the initial benefits of disciplined floor management and improved performance for our customers. Technology costs for the Financial Services segment increased sequentially; however, this is expected to improve in the second half of 2011 as we implement certain cost containment measures.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
For the Technology Services segment, income before income taxes declined $1.2 million sequentially, principally as a result of the reduced pricing for IT infrastructure services as previously discussed.
Corporate costs increased $0.6 million principally due to increased costs associated with compliance and quality assurance, including related hiring costs, to support our growing business.
Income Tax Provision
The Company recognized an income tax provision of $1.7 million for the three months ended March 31, 2011 representing an effective tax rate of 9%. The income tax provision computed by applying the Luxembourg statutory tax rate of 28.9% differs from the effective tax rate primarily because of the effect of the favorable tax ruling as well as the mix of income and losses in multiple taxing jurisdictions.
SEGMENT RESULTS OF OPERATIONS
The following section provides a discussion of pre-tax results of operations of our business segments for the three months ended March 31, 2011 and 2010. Transactions between segments are accounted for as third-party arrangements for purposes of presenting Segment Results of Operations. Intercompany transactions primarily consist of information technology infrastructure services and charges for the use of certain REAL products from our Technology Services segment to our other two segments. Generally, we reflect these charges within technology and communication in the segment receiving the services, except for consulting services, which we reflect in professional services.
Financial information for our segments is as follows:

	Three Months Ended March 31, 2011
				Corporate
	Mortgage	Financial	Technology	Items &	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$59,707	$19,493	$12,716	$(3,246)	$88,670
Cost of Revenue	37,020	13,488	7,445	(3,004)	54,949

Gross Profit	22,687	6,005	5,271	(242)	33,721
Selling, General and Administrative	4,583	4,460	1,196	6,015	16,254

Income (Loss) from Operations	18,104	1,545	4,075	(6,257)	17,467
Other Income (Expense), net	365	(11)	(15)	5	344

Income (Loss) Before Income Taxes	$18,469	$1,534	$4,060	$(6,252)	$17,811

Transactions with Related Parties:
Revenue	$43,810	$29	$4,951	$—	$48,790

Selling, General and Administrative Expenses	$—	$—	$—	$391	$391

	Three Months Ended March 31, 2010
				Corporate
	Mortgage	Financial	Technology	Items &	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$32,383	$20,045	$11,974	$(3,428)	$60,974
Cost of Revenue	21,293	14,526	6,647	(3,112)	39,354

Gross Profit	11,090	5,519	5,327	(316)	21,620
Selling, General and Administrative	2,443	4,100	1,106	4,420	12,069

Income (Loss) from Operations	8,647	1,419	4,221	(4,736)	9,551
Other Expense, net	3	(16)	(12)	(47)	(72)

Income (Loss) Before Income Taxes	$8,650	$1,403	$4,209	$(4,783)	$9,479

Transactions with Related Parties:
Revenue	$24,762	$51	$4,438	$—	$29,251

Selling, General and Administrative Expenses	$—	$—	$—	$324	$324

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
Mortgage Services
The following table presents our results of operations for our Mortgage Services segment for the three months ending March 31:

	Three Months Ended March 31,
			%
(in thousands)	2011	2010	Better/(worse)

Service Revenue	$43,340	$23,714	83
Reimbursable Expenses	15,068	7,882	91
Cooperative Non-controlling Interest	1,299	787	65

Total Revenue	59,707	32,383	84
Cost of Revenue	37,020	21,293	(74)

Gross Profit	22,687	11,090	105

Gross Profit/Service Revenue	52%	47%

Selling, General and Administrative Expenses	4,583	2,443	(88)

Income from Operations	$18,104	$8,647	109

Income from Operations/Service Revenue	42%	36%

Transactions with Related Parties Included Above:
Revenue	$43,810	$24,762	77

Our Mortgage Services segment continues to be the primary driver of growth. As previously discussed, in 2011 we reorganized our reporting structure in that certain services that were originally part of Component Services and Other are now classified as part of Customer Relationship Management in our Financial Services segment.
We expect to fund our remaining investment in Correspondent One during the second quarter. Correspondent One is expected to partner with Ocwen and members of Lenders One to provide additional avenues for members to sell loans beyond Lenders One’s preferred investor arrangements and the members own network of loan buyers. We anticipate this will result in improved capital markets execution for the members and facilitate the sale of our services to the members.
Sequentially, Mortgage Services revenues declined principally due to two factors. First, fourth quarter revenues were positively impacted due to the boarding of loans by Ocwen in September. This triggered an elevated level of valuation reports utilized by Ocwen to determine the appropriate course of action for the loans and an elevated level of foreclosure title searches and initiated foreclosure actions. Although the boarding of these loans did ultimately lead to an increase in referrals for various Mortgage Services businesses, we recognize revenue for these referrals over an extended period of time or when the homes sell. Given the seasonal nature of home sales, we would expect Asset Management Services revenues to significantly increase in the second and third quarters. Second, MPA was impacted by the overall market decline in loan origination activity experienced in the first quarter. Partially offsetting these declines was growth in our insured title business following the receipt of title agent licenses in California and the continued development of our title agent services in other states. We expect to continue to ramp up the title insurance agency business through the balance of the year.
Although we believe the development of origination services is important to balancing our service offerings, it will require a significant investment in personnel, technology and management to ensure we can perform these services in-line with customer expectations. When appropriate, we will consider small complementary acquisitions similar in nature to the recent acquisition of Springhouse to facilitate the growth of origination services. Although we will continue to leverage our global delivery model and our experience with technological based solutions, econometrics and behavioral science, these investments could limit our ability to significantly expand Mortgage Services margins calculated based upon Service Revenue during 2011.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
Revenue

	Three Months Ended March 31,
			%
(in thousands)	2011	2010	Better/(worse)

Service Revenue:
Asset Management Services	$12,306	$5,967	106
Origination Management Services	3,958	2,490	59
Residential Property Valuation	9,884	6,580	50
Closing and Title Services	9,381	5,253	79
Default Management Services	7,483	3,424	119
Others	328	—	N/M

Total Service Revenue	43,340	23,714	83

Reimbursable Expenses:
Asset Management Services	13,881	7,369	88
Default Management Services	1,187	513	131

Total Reimbursable Expenses	15,068	7,882	91

Non-controlling Interests:	1,299	787	65

Total Revenue	$59,707	$32,383	84

Transactions with Related Parties:
Asset Management Services	$26,226	$13,380	96
Residential Property Valuation	9,657	6,015	61
Closing and Title Services	4,751	3,828	24
Default Management Services	3,176	1,539	106

Total	$43,810	$24,762	77

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

Asset Management Services. Asset Management Services principally include property preservation, property inspection, REO asset management and REO brokerage. In the first quarter of 2010, we completed our national network for property preservation services and, including our real estate broker referral network, have coverage nationally for REO dispositions. The completion of the national network and increases in Ocwen’s loan portfolio are the reasons for the significant growth compared to the prior year period. Sequentially, Service Revenue for this segment increased as a result of the growth in Ocwen’s loan portfolio and an increase in REO properties disposed when compared to the prior period.

Origination Management Services. Origination Management Services includes MPA and our developing fulfillment business. The increase year over year is principally due to the inclusion of MPA’s results for an entire quarter in 2011 as compared to a partial period in 2010 from the date of acquisition. Sequentially, revenue declined as a result of the general decline in the loan origination market which impacted MPA’s results. For the quarter, MPA added six members.

Residential Property Valuation. The first quarter of 2011 was higher than first quarter 2010 as a result of Ocwen’s residential loan portfolio growth. As previously discussed, sequentially we saw a decline in revenues due to the elevated fourth quarter 2010 impact of loans boarded by Ocwen in September 2010.

Closing and Title Services. During 2011, we are focused on rolling out insured title services nationwide, similar to what we accomplished with our REO closing business in 2010 which explains increase year over year. Sequentially, revenues slightly declined as the growth in insured title agency products was insufficient to offset the elevated title search revenues in the fourth quarter caused by the boarding of loans by Ocwen in September 2010. We expect closing and title services to significantly grow throughout the year as we expand our insured title agency offerings.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Default Management Services. This group includes support services whereby we provide non-legal back-office support for foreclosure, bankruptcy and eviction attorneys as well as foreclosure trustee services. The first quarter of 2011 was higher than the first quarter of 2010 as a result of our continued rollout of a national platform as well as Ocwen’s servicing portfolio growth. Sequentially, we saw a decrease in revenues during the first quarter primarily due to elevated foreclosure referrals in the fourth quarter following Ocwen’s boarding of additional loans in September.

Cost of Revenue

	Three Months Ended March 31,
			%
(in thousands)	2011	2010	Better/(worse)

Expenditures	$21,952	$13,411	(64)
Reimbursable Expenses	15,068	7,882	(91)

Cost of Revenue	$37,020	$21,293	(74)

Gross Margin Percentage:
Gross Profit/Service Revenue	52%	47%

Our gross margin was 52% for the first quarter of 2011. Several factors impact our gross margins from period to period including seasonality, the mix of services delivered, timing of investments in new services and the timing of when loans are boarded by our customers.
Selling, General and Administrative Expenses

	Three Months Ended March 31,
			%
(in thousands)	2011	2010	Better/(worse)

Total Selling, General and Administrative Expenses	$4,583	$2,443	(88)

Operating Percentage:
Income from Operations/Service Revenue	42%	36%

Selling, General and Administrative Expenses increased year over year principally due to the exponential growth in the segment which required investments in facilities, technology and other general and administrative costs. As this segment continues to grow, we should see continued leverage resulting in increased margin.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
Financial Services
The following table presents our results of operations for our Financial Services segment for the three months ending March 31:

	Three Months Ended March 31,
			%
(in thousands)	2011	2010	Better/(worse)

Service Revenue	$18,920	$19,397	(2)
Reimbursable Expenses	573	648	(12)

Total Revenue	19,493	20,045	(3)

Cost of Revenue	13,488	14,526	7

Gross Profit	6,005	5,519	9

Gross Profit/Service Revenue	32%	28%

Selling, General and Administrative Expenses	4,460	4,100	(9)

Income / (Loss) from Operations	$1,545	$1,419	9

Income from Operations/Service Revenue	8%	7%

Transactions with Related Parties:
Revenue	$29	$51	(43)

As discussed above, Customer Relationship Management now includes certain services that were originally recorded as part of Mortgage Services.
Financial Services revenue declined compared to the prior year due to a decline in revenue from the segment’s largest customer. The decline was in part as a result of the client shifting work to the Company’s global delivery platform which resulted in lower revenue although higher margins. This decline was partially offset by growth in new asset recovery management accounts and growth in customer relationship management revenues. Sequentially, revenue grew $0.8 million, or 5%, primarily due to the seasonality of collections.
Our new leadership team is focused on disciplined floor management and cost containment as well as improving the analytics to determine which accounts to contact, what offer to make and what to say. In addition, we are focused on delivering more services over our global delivery platform, expanding our quality initiatives and investing in new technology. We expect limited revenue growth in this segment and instead will be focused on the performance of our collectors, which should facilitate future year growth as well as margin improvement.
Revenue

	Three Months Ended March 31,
			%
(in thousands)	2011	2010	Better/(worse)

Service Revenue:
Asset Recovery Management	$10,904	$12,172	(10)
Customer Relationship Management	8,016	7,225	11

Total Service Revenue	18,920	19,397	2

Reimbursable Expenses:
Asset Recovery Management	573	648	(12)

Total Reimbursable Expenses	573	648	(12)

Total Revenue	19,493	20,045	3

Transactions with Related Parties:
Asset Recovery Management	$29	$51	(43)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
In our Financial Services segment, we generate the majority of our revenue from asset recovery management fees we earn for collecting amounts due to our customers and from fees we earn for performing customer relationship management for our customers.

Asset Recovery Management. Our revenues associated with contingency collections declined when compared to the first quarter of 2010 due to a decline in revenues from our largest customer. The decline was in part a result of the client shifting work to the Company’s global delivery platform which resulted in lower revenue although generally at higher margins and as a result of collector performance. In general, we have seen improved performance of our collectors which we believe will translate into better placements in the future should such performance continue.

Customer Relationship Management. Our revenues with customer relationship management increased year over year as a result of increased services to two key customers. We expect revenues to be flat or decrease in the second quarter due to customer requirements offset in part by seasonality.

Cost of Revenue

	Three Months Ended March 31,
			%
(in thousands)	2011	2010	Better/(worse)
Expenditures	$12,915	13,878	7

Reimbursable Expenses	573	648	12

Cost of Revenue	$13,488	$14,526	7

Gross Margin Percentage:
Gross Profit/Service Revenue	32%	28%

Our gross margin was 32% for the first quarter of 2011. The primary component of Cost of Revenue is compensation and benefits for our collectors. Personnel costs declined when compared to the prior year as a result of expanding our global delivery footprint while rationalizing higher cost locations. This was partially offset by higher technology costs.
Selling, General and Administrative Expenses

	Three Months Ended March 31,
			%
(in thousands)	2011	2010	Better/(worse)

Total Selling, General and Administrative Expenses	$4,460	$4,100	(9)

Operating Percentage:
Income / (Loss) from Operations/Service Revenue	8%	7%

Selling, General and Administrative Expenses increased, compared to the prior year, primarily as a result of additional costs incurred to support increased placements and the expansion of our Goa facility.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
Technology Services
The following table presents our results of operations for our Technology Services segment for the three months ending March 31:

	Three Months Ended March 31,
			%
(in thousands)	2011	2010	Better/(worse)

Revenue	$12,716	$11,974	6
Cost of Revenue	7,445	6,647	(12)

Gross Profit	5,271	5,327	(1)

Gross Profit/Service Revenue	41%	44%

Selling, General and Administrative Expenses	1,196	1,106	(8)

Income from Operations	$4,075	$4,221	(3)

Income from Operations/Service Revenue	32%	35%

Transactions with Related Parties:
Revenue	$4,951	$4,438	12

The primary focus of the Technology Services segment is to support the growth of Mortgage Services and Ocwen. In addition, Technology Services is assisting in the cost reduction and quality initiatives on-going within the Financial Services segment. In 2011, we intend to expend significant resources, principally personnel costs and external consulting costs to accomplish three key objectives:
•	The re-architecture and enhancement of our REALSuite of services;
•	The deployment of business process management and business intelligence reporting systems to more effectively manage our operations; and
•	The development and early stage incubation of technology solutions principally based on patented technologies.
Effective January 1, 2011, we modified our pricing for IT Infrastructure Services within our Technology Services segment from a rate card model based principally on headcount to a fully loaded costs plus mark-up methodology. This new model applies to the infrastructure amounts charged to Ocwen as well as internal allocations of infrastructure costs.
Revenue

	Three Months Ended March 31,
			%
(in thousands)	2011	2010	Better/(worse)

Service Revenue:
REAL Suite	$8,156	$6,986	17
IT Infrastructure Services	4,560	4,988	(9)

Total Revenue	$12,716	$11,974	6

Transactions with Related Parties:
REALSuite	$1,946	$2,555	(24)
IT Infrastructure Services	3,005	1,883	60

Revenue	$4,951	$4,438	12

REALSuite. Our REALSuite revenue is primarily driven by our REALServicing® product which is our comprehensive residential loan servicing platform. The primary driver for the growth in revenue is the increase in Ocwen’s residential loan portfolio.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

IT Infrastructure Services. Our IT infrastructure services revenues declined when compared to the comparable period in 2010 almost entirely due to our change in pricing for infrastructure services. The mark-ups are based upon economic studies performed consistent with our transfer pricing methodology. We expect revenues to be consistent or down in future periods as we focus on reducing costs both internally and for Ocwen.

Cost of Revenue

	Three Months Ended March 31,
			%
(in thousands)	2011	2010	Better/(worse)

Cost of Revenue	$7,445	$6,647	(12)

Gross Margin Percentage:
Cost of Revenue / Total Revenue	41%	44%

Our gross margin declined to 41% when compared to the first quarter of 2011 primarily as a result of compensation and benefits as we added personnel to enhance our service capabilities as well as the previously mentioned change in billing methodology.
Selling, General and Administrative Expenses

	Three Months Ended March 31,
			%
(in thousands)	2011	2010	Better/(worse)

Total Selling, General and Administrative Expenses	$1,196	$1,106	(8)

Operating Percentage:
Operating Income / Total Revenue	32%	35%

Selling, General and Administrative Expenses increased slightly primarily due to higher occupancy charges. Margins principally decreased as a result of the previously mentioned change in billing methodology.
Corporate
Our Corporate Segment includes costs recognized by us related to corporate support functions such as finance, legal, human resources, compliance and quality assurance.

	Three Months Ended March 31,
			%
(in thousands)	2011	2010	Better/(worse)

Total Selling, General and Administrative Expenses	$6,015	$4,420	(36)

Corporate costs rose throughout 2010 as we invested in staff to support our growing operations. In the first quarter, we hired additional resource principally focused on legal, compliance and quality assurance. In addition, we continue to invest in an enterprise resource planning system that we expect will increase the quality of our support functions and over time reduce costs.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
We seek to deploy excess cash generated in a disciplined manner. Principally, we will continue to invest in compelling services that we believe will generate high margins. In addition, we may seek to acquire a limited number of complementary companies that fit our strategic objectives. Finally, given the tax inefficiency of dividends, the low returns earned on cash held and our current belief to pursue a limited number of acquisitions, we believe one of the best ways to return value to shareholders is a stock repurchase program.
On May 19, 2010, our shareholders authorized us to purchase up to 3.8 million shares of our common stock in the open market. Through March 31, 2011, we purchased 0.9 million shares of our common stock on the open market at an average price of $27.85, leaving 2.9 million shares still available for purchase.
Cash Flows
The following table presents our cash flows for the three months ended March 31:

	Three Months Ended March 31,
			%
(dollars in thousands)	2011	2010	Better/(worse)

Net Income Adjusted for Non-Cash Items	$21,627	$10,869	99
Working Capital	(5,028)	8,816	(157)

Cash Flow from Operating Activities	16,599	19,685	(16)
Cash Flow from Investing Activities	(2,645)	(29,075)	91
Cash Flow from Financing Activities	(9,764)	(1,446)	N/M

Net Change in Cash	4,190	(10,836)	139
Cash at Beginning of Period	22,134	30,456	(27)

Cash at End of Period	$26,324	$19,620	34

N/M — Not meaningful.
Cash Flow from Operating Activities
Cash flow from operating activities consists of two components including (i) net income adjusted for depreciation, amortization and certain other non-cash items and (ii) working capital. In the first quarter of 2011, we generated $16.6 million in positive cash flow from operations. This primarily reflects our profitability adjusted for non-cash items in the period as a result of our year-over-year growth in mortgage related services partially offset by a decline in working capital. The decline in working capital was due to the timing of services incurred at year-end and the associated payments to vendors as well as the payment of incentive compensation.
Cash Flow from Investing Activities
The most significant use of cash flow for investing activities in the first quarter of 2011 was the purchase of equipment and technology as well as external consulting costs associated with our Technology Services initiatives. Our cash flow from investing activities in 2010 includes the acquisition of MPA for which the purchase consideration included $29.0 million in cash. In addition, in first quarter 2011 we invested approximately $1.1 million in Correspondent One to facilitate the establishment of this business. We currently expect capital expenditures in 2011 to be consistent with 2010 levels as we expect to ramp up our development costs related to REALSuite.
Cash Flow from Financing Activities
Cash flow from financing activities in 2011 primarily includes activity associated with stock option exercises, share repurchases and payments to non-controlling interests as a result of the acquisition of MPA. We utilized significantly more cash from financing activities as a result of our stock repurchase program.
Liquidity Requirements after March 31, 2011
During the second quarter of 2011, we expect to distribute $1.3 million to non-controlling interests; $1.7 million for the Springhouse acquisition and $14.0 million to fund our remaining commitment to Correspondent One.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
Management is not aware of any other trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.
Capital Resources
Given our ability to generate cash flow sufficient to fund current operations as well as expansion of our operations, we require very limited capital. Were we to need additional capital, we believe we have adequate access to both debt and equity capital markets.
Commitments and Contingencies
For details of these transactions, see Note 13 to the condensed consolidated financial statements.
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
Our critical accounting policies are described in the MD&A section in our Form 10-K for the year ended December 31, 2010. Such policies have not changed during the first quarter of 2011.
OTHER MATTERS
Related Party — Ocwen
For the three months ended March 31, 2011, approximately $44 million of the Mortgage Services, $0.03 million of the Financial Services and $5.0 million of the Technology Services segment revenues were from services provided to Ocwen or sales derived from Ocwen’s loan servicing portfolio. Services provided to Ocwen included residential property valuation, real estate asset management and sales, trustee management services, property inspection and preservation, closing and title services, charge-off second mortgage collections, core technology back office support and multiple business technologies including our REALSuite of products. We provided all services at rates we believe to be market rates.
For the three months ended March 31, 2010, Altisource billed Ocwen $0.4 million, and Ocwen billed Altisource $0.3 million for services provided under the Transition Services Agreement. These amounts are reflected as a component of Selling, General and Administrative Expenses in the accompanying Consolidated Statements of Operations.

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

b)	Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ending March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
We are subject to routine litigation and administrative proceedings arising in the ordinary course of business.

Item 1A.	Risk Factors.
As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Equity Securities purchased by us
The following table presents information related to our repurchases of our equity securities during the three months ended March 31, 2011:

			Total number	Maximum
			of shares	number
			purchased as	of shares that
			part of	may
			publicly	yet be
	Total	Weighted	announced	purchased
	number of	average	plans	under the
	shares	price paid	or	plans or
Period	purchased	per share	programs(1)	programs

Common shares(1):
January 1 – 31, 2011	—	$—	—	3,128,503
February 1 – 28, 2011	26,000	30.09	26,000	3,102,503
March 1 – 31, 2011	205,795	30.00	205,795	2,896,708

Total common shares	231,795	$30.01	231,795	2,896,708

(1)	In the second quarter of 2010, our shareholders authorized us to purchase up to 3.8 million shares of our common stock in the open market.

Item 3.	Defaults upon Senior Securities. None

Item 4.	(Removed and Reserved)

Item 5.	Other Information. None

Item 6.	Exhibits.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A. (Registrant)
Date: April 28, 2011	By:	/s/ Robert D. Stiles
Robert D. Stiles
Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)