Form 10-Q
period 2011-06-30
Altisource Portfolio Solutions S.A.
filed 2011-07-28
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
+352 2469 7900
Registrant’s telephone number
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 15, 2011, there were 24,505,125 outstanding shares of the registrant’s shares of beneficial interest (excluding 907,623 shares held as treasury stock).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, Except per Share Data)

	June 30,	December 31,
	2011	2010

ASSETS

Current Assets:
Cash and Cash Equivalents	$35,032	$22,134
Accounts Receivable, net	52,495	53,495
Prepaid Expenses and Other Current Assets	4,405	13,076
Deferred Tax Assets, net	633	551

Total Current Assets	92,565	89,256

Restricted Cash	1,222	1,045
Premises and Equipment, net	16,814	17,493
Deferred Tax Assets, net	490	1,206
Intangible Assets, net	69,269	72,428
Goodwill	12,537	11,836
Investment in Equity Affiliate	3,328	—
Other Non-current Assets	6,824	4,536

Total Assets	$203,049	$197,800

LIABILITIES AND EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$27,625	$35,384
Capital Lease Obligations — Current	651	680
Other Current Liabilities	3,574	5,616

Total Current Liabilities	31,850	41,680

Capital Lease Obligations — Non-current	541	852
Other Non-current Liabilities	2,782	3,370

Commitment and Contingencies (Note 13)

Equity:
Common Stock ($1.00 par value; 100,000 shares authorized; 25,413 shares issued and 24,586 outstanding in 2011; 25,413 shares issued and 24,881 outstanding in 2010)	25,413	25,413
Retained Earnings	84,744	58,546
Additional Paid-in Capital	80,676	79,297
Treasury Stock, at cost ($1.00 par value; 827 and 532 shares in 2011 and 2010, respectively)	(24,442)	(14,418)

Altisource Equity	166,391	148,838

Non-controlling Interests	1,485	3,060

Total Equity	167,876	151,898

Total Liabilities and Equity	$203,049	$197,800

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue	$93,268	$71,348	$181,938	$132,321
Cost of Revenue	63,097	44,375	118,046	83,729

Gross Profit	30,171	26,973	63,892	48,592
Selling, General and Administrative Expenses	13,904	12,476	30,158	24,545

Income from Operations	16,267	14,497	33,734	24,047

Other Income (Expense), net	270	40	614	(32)

Income Before Income Taxes and Non-controlling Interests	16,537	14,537	34,348	24,015
Income Tax (Provision) Benefit	(1,847)	3,107	(3,534)	722

Net Income	14,690	17,644	30,814	24,737

Net Income Attributable to Non-controlling Interests	(1,305)	(1,297)	(2,604)	(2,084)

Net Income Attributable to Altisource	$13,385	$16,347	$28,210	$22,653

Earnings Per Share:
Basic	$0.54	$0.65	$1.14	$0.91

Diluted	$0.52	$0.62	$1.09	$0.87

Weighted Average Shares Outstanding:
Basic	24,625	25,226	24,734	24,960

Diluted	25,773	26,247	25,851	25,965

Transactions with Related Parties Included Above:
Revenue	$53,694	$35,784	$102,484	$65,035
Selling, General and Administrative Expenses	$455	$264	$846	$588
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Altisource Equity					Non-
			Retained	Additional	Treasury	controlling		Comprehensive
	Common Stock		Earnings	Paid-in Capital	Stock, at Cost	Interests	Total	Income

Balance, December 31, 2009	24,145	$24,145	$11,665	$50,538	$—	$—	$86,348
Net Income	—	—	22,653	—	—	2,084	24,737	$24,737
Acquisition of MPA	959	959	—	22,941	—	3,268	27,168	—
Contributions from Non-controlling Interest Holders	—	—	—	—	—	18	18	—
Distributions to Non-controlling Interest Holders	—	—	—	—	—	(3,896)	(3,896)	—
Share-based Compensation Expense	—	—	—	973	—	—	973	—
Exercise of Stock Options	127	127	—	1,150	—	—	1,277	—

Balance, June 30, 2010	25,231	$25,231	$34,318	$75,602	$—	$1,474	$136,625	$24,737

Balance, December 31, 2010	25,413	$25,413	$58,546	$79,297	$(14,418)	$3,060	$151,898
Net Income	—	—	28,210	—	—	2,604	30,814	$30,814
Contributions from Non-controlling Interest Holders	—	—	—	—	—	14	14	—
Distributions to Non-controlling Interest Holders	—	—	—	—	—	(4,193)	(4,193)	—
Share-based Compensation Expense	—	—	—	1,379	—	—	1,379	—
Exercise of Stock Options	—	—	(2,012)	—	2,522	—	510	—
Repurchase of Shares	—	—	—	—	(12,546)	—	(12,546)	—

Balance, June 30, 2011	25,413	$25,413	$84,744	$80,676	$(24,442)	$1,485	$167,876	$30,814

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2011	2010

Cash flows from Operating Activities:
Net Income	$30,814	$24,737
Reconciling Items:
Depreciation and Amortization	4,114	3,211
Amortization of Intangible Assets	2,613	2,639
Share-based Compensation Expense	1,379	973
Bad Debt Expense	684	706
Deferred Income Taxes	634	1,065
Changes in Operating Assets and Liabilities, net of Acquisitions:
Accounts Receivable	424	(4,514)
Prepaid Expenses and Other Current Assets	6,590	(211)
Other Assets	(2,288)	(2,643)
Accounts Payable and Accrued Expenses	(4,172)	(3,488)
Other Current and Non-current Liabilities	(2,630)	1,867

Net Cash Flow from Operating Activities	38,162	24,342

Cash flows from Investing Activities:
Additions to Premises and Equipment	(3,419)	(5,234)
Acquisition of Business, net of Cash Acquired	(1,785)	(25,462)
Investment in Equity Affiliate	(3,328)	—
Change in Restricted Cash	(177)	(355)

Net Cash Flow from Investing Activities	(8,709)	(31,051)

Cash flows from Financing Activities:
Principal Payments on Capital Lease Obligations	(340)	(306)
Proceeds from Stock Option Exercises	510	1,277
Purchase of Treasury Stock	(12,546)	—
Contributions from Non-controlling Interests	14	18
Distributions to Non-controlling Interests	(4,193)	(3,896)

Net Cash Flow from Financing Activities	(16,555)	(2,907)

Net Increase (Decrease) in Cash and Cash Equivalents	12,898	(9,616)
Cash and Cash Equivalents at the Beginning of the Year	22,134	30,456

Cash and Cash Equivalents at the End of the Period	$35,032	$20,840

Supplemental Cash Flow Information
Interest Paid	$46	$—
Income Taxes (Received) Paid, net	$(3,342)	$31

Non-Cash Investing and Financing Activities
Shares issued in Connection with Acquisition	$—	$23,900
Reduction in Income Tax Payable from Tax Amortizable Goodwill	$1,076	$—
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Altisource Portfolio Solutions S.A. (which may be referred to as Altisource, the Company, we, us or our) together with its subsidiaries is a provider of services focused on high-value, technology-enabled, knowledge-based solutions principally related to real estate and mortgage portfolio management, asset recovery and customer relationship management.
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
In February 2010, we acquired the Mortgage Partnership of American, L.L.C. (“MPA”), the manager of a national alliance of community mortgage bankers, correspondent lenders and suppliers of mortgage products and services that does business as Lenders One Mortgage Cooperative (“Lenders One”). The Management Agreement between MPA and Lenders One, pursuant to which MPA is the management company of Lenders One, represents a variable interest in a variable interest entity. MPA determined it is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact Lenders One’s economic performance and the obligation to absorb losses or the right to receive benefits from Lenders One. As a result, Lenders One is presented in the accompanying condensed consolidated financial statements on a consolidated basis with the interests of the members reflected as Non-controlling Interest on the Condensed Consolidated Balance Sheets. At June 30, 2011, Lenders One had total assets of $5.4 million and liabilities of $0.1 million.
We have prepared our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all normal recurring adjustments considered necessary to fairly state the results for the interim periods presented have been included. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
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
As of June 30, 2011 our only significant equity investment was a 50% stake in Correspondent One S.A. (“Correspondent One”) which was still in the formation process. Correspondent One facilitates the purchase of conforming and government guaranteed residential mortgages from approved mortgage originators. In July, we fulfilled our committed funding obligations and have provided a total of $15.0 million to Correspondent One. Our ownership was reduced below 50% due to investments by certain Lenders One members. For the six months ended June 30, 2011, Correspondent One has minimal impact to our Condensed Consolidated Statements of Operations. Beginning in the third quarter of 2011, Correspondent One will partner with Ocwen and members of Lenders One to provide additional avenues for members to sell loans beyond Lenders One’s preferred investor arrangements and the members own network of loan buyers.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)
Acquisitions
In April 2011, we acquired Springhouse, LLC (“Springhouse”) an appraisal management company that utilizes a nationwide panel of appraisers to provide real estate appraisals principally to mortgage originators, including the members of Lenders One, and real estate asset managers. See Note 6 for additional information.
Foreign Currency Translation
Our reporting currency is the U.S. dollar. Other foreign currency assets and liabilities that are considered monetary items are translated at exchange rates in effect at the balance sheet date. Foreign currency revenues and expenses are translated at transaction date exchange rates. These exchange gains and losses are included in the determination of net income.
Fair Value of Financial Instruments
The fair value of financial instruments, which primarily include Cash and Cash Equivalents, Accounts Receivable, net, Restricted Cash and Accounts Payable and Accrued Expenses at June 30, 2011 and December 31, 2010, are carried at amounts that approximate their fair value due to the short-term nature of these amounts.
Additionally, a put option arrangement was issued to the predecessor owners of MPA. The arrangement, which expires in February 2014, allows the holders to put a portion of the Altisource shares issued as consideration to Altisource at a predetermined price. The fair value calculation is deemed to be a Level 3 calculation. The fair value of the put option at June 30, 2011 of $0.2 million was valued using the following assumptions:

Assumptions

Risk-free Interest Rate	0.19% – 0.810%
Expected Stock Price Volatility	23% – 44%
Expected Dividend Yield	—
Expected Option Life (in years)	0.75 – 2.75
Contractual Life (in years)	—
Fair Value	$0.0 – $1.14
The put option agreement is a written derivative valued similar to stock options and is included within Other Non-current Liabilities on the Condensed Consolidated Balance Sheet. The fair value of the put option agreements will be determined each quarter until such puts are either exercised or forfeited. Any changes in value are included as a component of Other Income (Expense), net in the Condensed Consolidated Statements of Operations.
NOTE 2 — TRANSACTIONS WITH RELATED PARTIES
Ocwen remains our largest customer. Following the date of Separation, Ocwen is contractually obligated to purchase certain Mortgage Services and Technology Services from us under service agreements. These agreements extend for eight years from the Separation, subject to termination under certain provisions. Ocwen is not restricted from redeveloping these services. We settle amounts with Ocwen on a daily, weekly or monthly basis based upon the nature of the services and when the service is completed.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)
Ocwen, or services derived from Ocwen’s loan servicing portfolio, as a percentage of each of our segment revenues and as a percentage of consolidated revenues was as follows for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Mortgage Services	74%	73%	74%	75%
Technology Products	38%	36%	38%	37%
Financial Services	1%	<1%	<1%	<1%
Consolidated Revenue	58%	50%	56%	49%
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
Transition Services
In connection with the Separation, Altisource and Ocwen entered into a Transition Services agreement under which services in such areas as human resources, vendor management, corporate services, six sigma, quality assurance, quantitative analytics, treasury, accounting, risk management, legal, strategic planning, compliance and other areas are provided to the counterparty for up to two years from the date of Separation. For the six months ended June 30, 2011 and 2010, Altisource billed Ocwen $0.9 million and $0.8 million respectively ($0.5 million and $0.4 million for the second quarter of 2011 and 2010, respectively), and Ocwen billed Altisource $0.8 million and $0.6 respectively ($0.5 million and $0.3 million for the second quarter of 2011 and 2010, respectively) for services provided under this agreement. These amounts are reflected as a component of Selling, General and Administrative Expenses in the Condensed Consolidated Statements of Operations.
NOTE 3 — ACCOUNTS RECEIVABLE, NET
Accounts Receivable, net consists of the following:

	June 30,	December 31,
(in thousands)	2011	2010

Third-party Accounts Receivable	$15,371	$19,039
Unbilled Fees	35,791	32,055
Receivable from Ocwen	2,941	3,950
Other Receivables	919	583

	55,022	55,627
Allowance for Doubtful Accounts	(2,527)	(2,132)

Total	$52,495	$53,495

Unbilled Fees consist primarily of Asset Management and Default Management Services for which we recognize revenues over the service delivery period but bill following completion of the service.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)
NOTE 4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid Expenses and Other Current Assets consist of the following:

	June 30,	December 31,
(in thousands)	2011	2010

Prepaid Expenses	$3,463	$5,134
Income Tax Receivable	—	7,327
Other Current Assets	942	615

Total	$4,405	$13,076

NOTE 5 — PREMISES AND EQUIPMENT, NET
Premises and Equipment, net which includes amounts recorded under capital leases, consists of the following:

	June 30,	December 31,
(in thousands)	2011	2010

Computer Hardware and Software	$34,492	$32,931
Office Equipment and Other	10,477	9,717
Furniture and Fixtures	2,346	2,226
Leasehold Improvements	5,495	4,501

	$52,810	$49,375
Less: Accumulated Depreciation and Amortization	(35,996)	(31,882)

Total	$16,814	$17,493

Depreciation and amortization expense, inclusive of capital lease obligations, amounted to $4.1 million and $3.2 million for the six months ended June 30, 2011 and 2010, respectively ($2.2 million and $1.7 million for the second quarter of 2011 and 2010, respectively), and is included in Cost of Revenue for operating assets and in Selling, General and Administrative Expenses for non-operating assets in the accompanying Condensed Consolidated Statements of Operations.
NOTE 6 — GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following is a summary showing the balance of goodwill by segment:

	Mortgage	Technology
(in thousands)	Services	Services	Total

Balance, December 31, 2010	$10,218	$1,618	$11,836
Acquisition of Springhouse	701	—	701

Balance, June 30, 2011	$10,919	$1,618	$12,537

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)
Springhouse Acquisition
In April 2011, we acquired Springhouse an appraisal management company that utilizes a nationwide panel of appraisers to provide real estate appraisals principally to mortgage originators, including the members of Lenders One, and real estate asset managers.
Consideration for the transaction consisted of the amounts provided in the table below. The working capital amount is subject to additional revision in the third quarter which is not expected to be material:

(in thousands)	Consideration

Cash	$1,900
Non-compete agreement	100
Working Capital Adjustment	(215)

Total Consideration	$1,785

A summary of the preliminary allocation of the purchase consideration based on estimates of fair value of the assets acquired and the liabilities assumed is follows:

(in thousands)

Accounts Receivable	$108
Premises and Equipment	16
Identifiable Intangible Assets	1,180
Goodwill	701

2,005
Accounts Payable and Accrued Expenses	(220)

Total Purchase Price	$1,785

Management has assigned the following lives to identified assets acquired as a result of the acquisition:

Estimated Life
(in Years)

Premises and Equipment	2 – 5
Trademarks(1)	4
Customer Lists(1)	6
Non-compete(1)	2
Goodwill	Indefinite

(1)	The identifiable assets are subject to amortization on a straight-line basis as this best approximates the benefit period related to these assets.
The goodwill arising from the Springhouse acquisition assigned to our Mortgage Services segment relates principally to in-place workforce and our ability to go to market more quickly with a retail origination appraisal business. All goodwill and intangible assets related to the acquisition are expected to be amortizable and deductible for income tax purposes.
The results of operations of Springhouse has been included in our consolidated results from the acquisition date. The acquisition did not have a material effect on our financial position, results of operations or cash flows.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)
Acquisition-related transaction costs are included in Selling, General and Administrative Expenses in the Consolidated Statements of Operations.
Intangible Assets, Net
Intangible Assets, net consists of the following:

	Weighted
	Average
	Estimated	Gross Carrying Amount		Accumulated Amortization			Net Book Value
	Useful Life	June 30,	December 31,	June 30,		December 31,	June 30,	December 31,
(dollars in thousands)	(Years)	2011	2010	2011		2010	2011	2010

Definite-lived Intangible Assets
Trademarks	16	$10,614	$10,200	$2,836		$2,346	$7,778	$7,854
Customer Lists	19	38,366	37,700	10,202	(a)	7,447	28,164	30,253
Operating Agreement	20	35,000	35,000	2,535		1,604	32,465	33,396
Non-compete Agreement	4	1,300	1,200	438		275	862	925

Total Intangible Assets		$85,280	$84,100	$16,011		$11,672	$69,269	$72,428

(a)
Prior to our acquisition of Nationwide Credit, Inc. (“NCI”) in 2007, NCI completed an acquisition which created tax-deductible goodwill that amortizes for tax purposes over time. When we acquired NCI in 2007, we recorded a lesser amount of goodwill for financial reporting purposes than what had previously been recorded at NCI for tax purposes. This difference between the amount of goodwill recorded for financial reporting purposes and the amount recorded for taxes is referred to as “Component 2” goodwill and it resulted in our recording periodic reductions first to our book goodwill balance in our consolidated financial statements. As our book goodwill balance was fully written off at December 31, 2010, we continue to amortize the remaining Component 2 goodwill for U.S. tax purposes by reducing certain intangible assets by the remaining tax benefits of the Component 2 goodwill as they are realized in our tax returns. The amount amortized was $1.7 million for the six months ended June 30, 2011. The balance of Component 2 goodwill remaining was $8.5 million as of June 30, 2011 which should generate $5.1 million of reductions of intangible assets when the benefit can be realized for U.S. tax purposes.

Amortization expense for definite lived intangible assets was $2.6 million and $2.6 million for the six months ended June 30, 2011 and 2010, respectively ($1.3 million and $1.5 million for the second quarter of 2011 and 2010, respectively). Amortization expense is estimated to be $5.3 million for 2011, $5.0 million for 2012, $4.8 million for 2013, $4.5 million for 2014 and $4.4 million for 2015.
NOTE 7 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts Payable and Accrued Expenses consists of the following:

	June 30,	December 31,
(in thousands)	2011	2010

Accounts Payable	$2,840	$5,960
Accrued Expenses — General	10,206	11,189
Accrued Salaries and Benefits	11,267	12,010
Income Taxes Payable	733	3,807
Payable to Ocwen	2,579	2,418

Total	$27,625	$35,384

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)
Other Current Liabilities consists of the following:

	June 30,	December 31,
(in thousands)	2011	2010

Deferred Revenue	$1,637	$2,542
Facility Closure Cost Accrual, Current Portion	127	253
Other	1,810	2,821

Total	$3,574	$5,616

Facility Closure Costs
During 2009, we accrued facility closure costs (included in Other Current and Other Non-Current liabilities in the Condensed Consolidated Balance Sheet) primarily consisting of lease exit costs (expected to be paid through 2014) and severance for the closure of two facilities. The following table summarizes the activity, all recorded in our Financial Services segment, for the six months ended June 30, 2011:

(in thousands)	Lease Costs

Balance, December 31, 2010	$672
Payments	(138)

Balance, June 30, 2011	534
Less: Long-Term Portion	407

Facility Closure Cost Accrual, Current Portion	$127

We do not expect additional significant costs related to the closure of these facilities.
NOTE 8 — EQUITY BASED COMPENSATION
We provide stock-based awards as a form of compensation for certain employees and officers. We have issued stock-based awards in the form of stock options. We recorded total stock compensation expense of $1.4 million and $1.0 million for the six months ended June 30, 2011 and 2010, respectively ($0.6 million and $0.7 million for the second quarter of 2011 and 2010, respectively). The compensation expense is principally included in Selling, General and Administrative Expenses in the accompany Condensed Consolidated Statements of Operations.
Below is a summary of the different types of stock-based awards issued under our stock plans:
Stock Options
Service-based Options. These options are granted at fair market value on the date of grant. The options generally vest over four years with equal annual cliff-vesting and expire on the earlier of 10 years after the date of grant or following termination of service. A total of 1.1 million service-based awards were outstanding at June 30, 2011.
Market-based Options. These option grants have two components each of which vest only upon the achievement of certain criteria. The first component, which we refer to internally as “ordinary performance” grants, consists of two-thirds of the market-based grant and begins to vest if the stock price realizes a compounded annual gain of at least 20% over the exercise price, so long as the stock price is at least double the exercise price. The remaining third of the market-based options, which we refer to internally as “extraordinary performance” grants, begins to vest if the stock price realizes a compounded annual gain of at least 25% over the exercise price, so long as it is at least triple the exercise price. The vesting schedule for all market-based awards is 25% upon achievement of the criteria and the remaining 75% in three equal annual installments. A total of 2.2 million market-based awards were outstanding at June 30, 2011.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)
During the six months ended June 30, 2011, the Company granted 0.1 million stock options. The options have an average exercise price of $29.99 per share.
The fair value of the service-based options was determined using the Black-Scholes options pricing model while a lattice (binomial) model was used to determine the fair value of the market-based options using the following assumptions as of the grant date:

	June 30, 2011		June 30, 2010
	Black-Scholes	Binominal	Black-Scholes	Binominal

Risk-free Interest Rate	2.20%	0.03%–3.18%	2.82%	0.17%–3.36%
Expected Stock Price Volatility	48%	55.9%	48%	51.5%
Expected Dividend Yield	—	—	—	—
Expected Option Life (in years)	6.25	—	7	—
Contractual Life (in years)	—	14	—	14
Fair Value	$16.55	$18.09 and $18.76	$13.00	$10.50 and $12.35
The following table summarizes the weighted-average fair value of stock options granted, and the total intrinsic value of stock options exercised:

	June 30
(in thousands, except per share amounts)	2011	2010

Weighted-Average Fair Value at Date of Grant Per Share	$16.03	$11.58
Intrinsic Value of Options Exercised	$2,855	$1,827
Fair Value of Options Vested	$788	$131
Stock-based compensation expense is recorded net of estimated forfeiture rates ranging from 1% to 3%.
As of June 30, 2011, estimated unrecognized compensation costs related to share-based payments amounted to $7.0 million which we expect to recognize over a weighted-average remaining requisite service period of approximately 3.1 years.
The following table summarizes activity of our stock options:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic Value
	Options	Price	(in years)	(in thousands)

Outstanding at December 31, 2010	3,451,613	$13.46	7.3	$52,641

Granted	85,000	29.99
Exercised	(157,256)	12.76
Forfeited	(138,750)	24.92

Outstanding at June 30, 2011	3,240,607	$13.44	7.1	$75,715

Exercisable at June 30, 2011	1,373,219	$10.21	6.0	$36,509

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)
Stock Repurchase Authorization
On May 19, 2010, our shareholders authorized us to purchase up to 3.8 million shares of our common stock in the open market. From authorization through June 30, 2011, we have purchased 1.0 million shares of our common stock on the open market at an average price of $28.51, leaving 2.8 million shares still available for purchase.
NOTE 9 — COST OF REVENUE
Cost of Revenue principally includes payroll and employee benefits associated with personnel employed in customer service and operations roles; fees paid to external providers related to provision of services, reimbursable expenses, technology and telephony expenses as well as depreciation and amortization of operating assets. The components of Cost of Revenue were as follows for the periods ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010

Compensation and Benefits	$19,959	$15,691	$36,799	$29,690
Outside Fees and Services	17,532	13,321	35,693	25,781
Expense Reimbursements	19,459	11,141	35,100	19,671
Technology and Communications	4,557	2,692	7,535	5,647
Depreciation and Amortization	1,590	1,530	2,919	2,940

Total	$63,097	$44,375	$118,046	$83,729

NOTE 10 — SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, General and Administrative Expenses include payroll for personnel employed in executive, sales, marketing, human resources and finance roles. This category also includes occupancy costs, professional fees, depreciation and amortization on non-operating assets. The components of Selling, General and Administrative Expenses were as follows for the periods ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010

Compensation and Benefits	$5,825	$3,965	$11,745	$8,005
Professional Services	1,055	1,761	3,157	4,057
Occupancy Related Costs	4,062	3,600	7,559	5,841
Amortization of Intangible Assets	1,340	1,450	2,613	2,639
Depreciation and Amortization	586	159	1,196	271
Other	1,036	1,541	3,888	3,732

Total	$13,904	$12,476	$30,158	$24,545

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)
NOTE 11 — OTHER INCOME (EXPENSE), NET
Other Income (Expense), net consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010

Interest Income	$17	$3	$22	$12
Interest Expense	(24)	(23)	(47)	(51)
Change in Fair Value of Put Option	225	—	582	—
Other, net	52	60	57	7

Total	$270	$40	$614	$(32)

NOTE 12 — EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities.
Basic and diluted earnings per share for the three and six months ended June 30, 2011 and 2010 are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010

Net Income Attributable to Altisource	$13,385	$16,347	$28,210	$22,653

Weighted-Average Common Shares Outstanding, Basic	24,625	25,226	24,734	24,960
Dilutive Effect of Stock Options	1,148	1,018	1,117	1,002
Dilutive Effect of Restricted Shares	—	3	—	3

Weighted-Average Common Shares Outstanding, Diluted	25,773	26,247	25,851	25,965

Earnings Per Share
Basic	$0.54	$0.65	$1.14	$0.91

Diluted	$0.52	$0.62	$1.09	$0.87

For the three and six months ended June 30, 2011, an immaterial amount of options that were anti-dilutive have been excluded from the computation of diluted EPS (0.2 million for the three and six month ended June 30, 2010). These options were anti-dilutive because their exercise price was greater than the average market price of our stock. Also excluded from the computation of diluted EPS for each of the three and six months ended June 30, 2011 and 2010 are 0.6 and 0.7 million options granted for shares that are issuable upon the achievement of certain market and performance criteria related to our stock price and an annualized rate of return to investors that have not been met at this point.
NOTE 13 — COMMITMENTS AND CONTINGENCIES
Litigation
The Company is from time to time involved in legal proceedings arising in the ordinary course of business. We record a liability for litigation if an unfavorable outcome is probable and the amount of loss can be reasonably estimated, including expected insurance coverage. For proceedings where a range of loss is determined, we record a best estimate of loss within the range. When legal proceedings are material we disclose the nature of the litigation and to the extent possible the estimate of loss or range of loss. In the opinion of management, after consultation with legal counsel and considering insurance coverage where applicable, the outcome of current legal proceedings both individually and in the aggregate will not have a material impact on the Company’s financial condition, results of operations or cash flows.

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
Financial information for our segments is as follows:

	Three Months Ended June 30, 2011
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$65,507	$17,983	$13,572	$(3,794)	$93,268
Cost of Revenue	43,544	13,574	9,334	(3,355)	63,097

Gross Profit	21,963	4,409	4,238	(439)	30,171
Selling, General and Administrative Expenses	2,853	3,502	1,537	6,012	13,904

Income (Loss) from Operations	19,110	907	2,701	(6,451)	16,267
Other Income (Expense), net	258	(7)	(12)	31	270

Income (Loss) Before Income Taxes	$19,368	$900	$2,689	$(6,420)	$16,537

Transactions with Related Parties:
Revenue	$48,473	$118	$5,103	$—	$53,694

Selling, General and Administrative Expenses	$—	$—	$—	$455	$455

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)

	Six Months Ended June 30, 2011
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$125,214	$37,476	$26,288	$(7,040)	$181,938
Cost of Revenue	80,564	27,062	16,779	(6,359)	118,046

Gross Profit	44,650	10,414	9,509	(681)	63,892
Selling, General and Administrative Expenses	7,436	7,962	2,733	12,027	30,158

Income (Loss) from Operations	37,214	2,452	6,776	(12,708)	33,734
Other Expense, net	623	(18)	(27)	36	614

Income (Loss) Before Income Taxes	$37,837	$2,434	$6,749	$(12,672)	$34,348

Transactions with Related Parties:
Revenue	$92,283	$147	$10,054	$—	$102,484

Selling, General and Administrative Expenses	$—	$—	$—	$846	$846

	Three Months Ended June 30, 2010
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$42,665	$19,891	$12,485	$(3,693)	$71,348
Cost of Revenue	26,912	14,176	6,669	(3,382)	44,375

Gross Profit	15,753	5,715	5,816	(311)	26,973
Selling, General and Administrative Expenses	3,484	4,062	1,324	3,606	12,476

Income (Loss) from Operations	12,269	1,653	4,492	(3,917)	14,497
Other Income (Expense), net	(41)	(13)	(9)	103	40

Income (Loss) Before Income Taxes	$12,228	$1,640	$4,483	$(3,814)	$14,537

Transactions with Related Parties:
Revenue	$31,222	$25	$4,537	$—	$35,784

Selling, General and Administrative Expenses	$—	$—	$—	$264	$264

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)

	Six Months Ended June 30, 2010
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$75,047	$39,936	$24,459	$(7,121)	$132,321
Cost of Revenue	48,205	28,702	13,316	(6,494)	83,729

Gross Profit	26,842	11,234	11,143	(627)	48,592
Selling, General and Administrative Expenses	5,927	8,162	2,430	8,026	24,545

Income (Loss) from Operations	20,915	3,072	8,713	(8,653)	24,047
Other Expense, net	(38)	(29)	(21)	56	(32)

Income (Loss) Before Income Taxes	$20,877	$3,043	$8,692	$(8,597)	$24,015

Transactions with Related Parties:
Revenue	$55,984	$76	$8,975	$—	$65,035

Selling, General and Administrative Expenses	$—	$—	$—	$588	$588

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of results of operations (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on our businesses, current developments, financial condition, cash flows and results of operations. Significant sections of the MD&A are as follows:
Overview. This section, beginning on page 21, provides a description of recent developments we believe are important in understanding the results of operations and financial condition or in understanding anticipated future trends.
Consolidated Results of Operations. This section, beginning on page 22, provides an analysis of our consolidated results of operations for the three and six months ended June 30, 2011 and 2010. In addition, a brief description is provided of significant transactions and events that affect the comparability of results being analyzed.
Segment Results of Operations. This section, beginning on page 26, provides an analysis of each business segment for the three and six months ended June 30, 2011 and 2010 as well as our Corporate segment. In addition, we discuss significant transactions, events and trends that may affect the comparability of the results being analyzed.
Liquidity and Capital Resources. This section, beginning on page 36, provides an analysis of our cash flows for the six months ended June 30, 2011 and 2010. We also discuss restrictions on cash movements, future commitments and capital resources.
FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements that relate to, among other things, our future financial and operating results. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms and other comparable terminology including, but not limited to, the following:
•	assumptions related to the sources of liquidity and the adequacy of financial resources;

•	assumptions about our ability to grow our business;

•	assumptions about our ability to reduce our cost structure;

•	expectations regarding collection rates and placements in our Financial Services segment;

•	assumptions regarding the impact of seasonality;

•	estimates regarding the calculation of our effective tax rate; and

•	estimates regarding our reserves and valuations.
Forward-looking statements are not guarantees of future performance and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the risks discussed in the “Risk Factors” section of our Form 10-K for the year ended December 31, 2010 and include the following:
•	our ability to retain and expand our existing customers and attract new customers; and
•	governmental regulations, taxes and policies.
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

OVERVIEW
Our Business
We are a provider of services focused on high-value, technology-enabled, knowledge-based solutions principally related to mortgage and real estate portfolio management, asset recovery and customer relationship management.
We classify our business into three reportable segments:
Mortgage Services: Consists of services that span the mortgage lifecycle and are typically outsourced by loan servicers and originators. In 2011, we reorganized our reporting structure in that certain services originally part of Component Services and Other in this segment are now classified as part of Customer Relationship Management in our Financial Services segment. Following this change, Component Service and Other was renamed Origination Management Services. Origination Management Services includes MPA, our legacy contract underwriting business and our origination fulfillment operations currently under development. Prior periods have been recast to conform to the current year presentation.
Financial Services: Consists primarily of unsecured asset recovery and customer relationship management. As discussed above, Customer Relationship Management now includes certain services that were originally recorded as part of Mortgage Services.
Technology Services: Consists of modular, comprehensive integrated technological solutions for loan servicing, vendor management, invoice presentment and payment as well as providing infrastructure support.
Stock Repurchase Plan
In May 2010, our shareholders authorized us to purchase 15% of our outstanding share capital, or 3.8 million shares of common stock, in the open market. From authorization through June 30, 2011, we have purchased 1.0 million shares of common stock on the open market at an average price of $28.51, leaving 2.8 million shares available for purchase under the program.
Springhouse, LLC
In April 2011, we acquired Springhouse, an appraisal management company that utilizes a nationwide panel of appraisers to provide real estate appraisals principally to mortgage originators, including the members of Lenders One, and real estate asset managers.
Factors Affecting Comparability
The following additional items may impact the comparability of our results:
•
In February 2010, we acquired all of the outstanding membership interest of MPA which was formed with the purpose of managing Lenders One (see Note 1 to the condensed consolidated financial statements). The results of operations of Lenders One have been consolidated under the variable interest model since the acquisition date; and

•
Effective January 2011, we modified our pricing for IT Infrastructure Services within our Technology Services segment from a rate card model primarily based on headcount to a fully loaded cost plus mark-up methodology. This new model applies to the infrastructure amounts charged to Ocwen as well as internal allocations of infrastructure cost. The impact of this change is discussed further in the Technology Services segment.

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
The following table sets forth information regarding our results of operations for the periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,			Six Months Ended June 30,
			%			%
(in thousands, except per share amounts)	2011	2010	Better/(worse)	2011	2010	Better/(worse)

Service Revenue	$72,504	$58,910	23	$144,234	$110,566	30
Reimbursable Expenses	19,459	11,141	75	35,100	19,671	78
Cooperative Non-controlling Interest	1,305	1,297	1	2,604	2,084	25

Total Revenue	93,268	71,348	31	181,938	132,321	37

Cost of Revenue	63,097	44,375	(42)	118,046	83,729	(41)

Gross Profit	30,171	26,973	12	63,892	48,592	31

Gross Profit/Service Revenue	42%	46%		44%	44%

Selling, General and Administrative Expenses	13,904	12,476	(11)	30,158	24,545	(23)

Income from Operations	16,267	14,497	12	33,734	24,047	40

Income from Operations/Service Revenue	22%	25%		23%	22%

Other Expense, net	270	40	N/M	614	(32)	N/M

Income Before Income Taxes and Non-controlling Interests	16,537	14,537	14	34,348	24,015	43
Income Tax (Provision) Benefit	(1,847)	3,107	(159)	(3,534)	722	N/M

Net Income	14,690	17,644	(17)	30,814	24,737	25

Net Income Attributable to Non-controlling Interests	(1,305)	(1,297)	(1)	(2,604)	(2,084)	(25)

Net Income Attributable to Altisource	$13,385	$16,347	(18)	$28,210	$22,653	25

Earnings Per Share
Basic	$0.54	$0.65	(17)	$1.14	$0.91	25

Diluted	$0.52	$0.62	(16)	$1.09	$0.87	25

Transactions with Related Parties:
Revenue	$53,694	$35,784	50	$102,484	$65,035	58

Selling, General and Administrative Expenses	$455	$264	72	$846	$588	44

N/M — not meaningful.
We recognized $144.2 million of Service Revenue for the six months ended June 30, 2011, a 30% increase over the same period in 2010. We sequentially grew Service Revenue in the second quarter through higher sales of real estate owned (REO) properties, due to seasonality and expansion of the title insurance business. Sequential growth in Service Revenue was constrained by Financial Services due to seasonality as well as completion of temporary assignment in the first quarter, and by Mortgage Services due to decreased foreclosure referrals which resulted in reduced title search and default management services revenues.
For the third quarter, we expect modest growth in Service Revenue facilitated by seasonally strong REO sales and continued growth of the title insurance operations. For the fourth quarter, we expect substantially greater growth in Service Revenue assuming Ocwen concludes its acquisition of the Litton platform and the Company’s continued roll-out of our title insurance services.

Income before income tax attributable to Altisource grew in both periods over the comparable periods in 2010 principally as a result of the development of mortgage and real estate portfolio management services and the growth of Ocwen’s servicing portfolio. Sequentially, income before income tax attributable to Altisource declined $1.3 million due to increased investments in personnel and technology to support our growth initiatives, initial investments in infrastructure to support the acquisition by Ocwen of the Litton portfolio and the seasonal decline in Financial Services revenue.
For the third quarter, we expect initiatives to support the Litton portfolio and investment in technology will limit margin expansion. We continuously undertake process improvement initiatives focused on margin enhancement of fully deployed services and we believe implementation of business process management software, deployment of next generation REALSuite software and leveraging of fixed costs on higher referral volume will facilitate continued growth in margins over the longer term.
Revenue
The following table presents our Revenue for the periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,			Six Months Ended June 30,
			%			%
(in thousands, except per share amounts)	2011	2010	Better/(worse)	2011	2010	Better/(worse)

Mortgage Services:
Service Revenue	$45,513	$31,001	47	$88,853	$54,714	62
Reimbursable Expenses	18,689	10,367	80	33,757	18,249	85

Cooperative Non-controlling Interest	1,305	1,297	1	2,604	2,084	25

Mortgage Services — Total Revenue	65,507	42,665	54	125,214	75,047	67

Financial Services:
Service Revenue	17,213	19,117	(10)	36,133	38,514	(6)
Reimbursable Expenses	770	774	(1)	1,343	1,422	(6)

Financial Services — Total Revenue	17,983	19,891	(10)	37,476	39,936	(6)

Technology Services	13,572	12,485	9	26,288	24,459	8

Eliminations	(3,794)	(3,693)	3	(7,040)	(7,121)	1

Total Revenue	$93,268	$71,348	31	$181,938	$132,321	37

Transactions with Related Parties:
Mortgage Services	48,473	31,222	55	92,283	55,984	65
Financial Services	118	25	N/M	147	76	93
Technology Services	5,103	4,537	13	10,054	8,975	12
N/M — not meaningful.
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
Growth in Service Revenue for the period presented was due to the development of mortgage and real estate portfolio management services across our national platform. Our Mortgage Services and Technology Services segments also benefited from the growth in loans serviced by Ocwen during this period. Financial Services revenue declined in both periods compared due to a decline in revenues from one of the segment’s largest customers. The decline was in part as a result of the client shifting work to our global delivery platform. This resulted in lower revenue although higher margins.
Sequentially, Service Revenue increased $0.8 million compared to the first quarter 2011 led by the Mortgage Services and Technology Services segment. Increases in the Mortgage Services segment were driven principally by the increased sales of REO properties and the growth of insured title services partially offset by decline in services dependent upon foreclosure referrals. The Technology Services segment continued to benefit from the growth in Ocwen’s loan portfolio. The Service Revenue for Financial Services segment decreased principally due to higher seasonal collections in the first quarter 2011 and the continued transfer of work to our global delivery platform.
Our revenues are seasonal. More specifically, Financial Services revenue tends to be higher in the first quarter and generally declines throughout the year. Mortgage Services revenue is impacted by REO sales which tend to be at their lowest level during fall and winter months and highest during spring and summer months.

Cost of Revenue
Cost of Revenue principally includes payroll and employee benefits associated with personnel employed in customer service roles, fees paid to external providers related to the provision of services, reimbursable expenses, technology and telephony expenses as well as depreciation and amortization of operating assets. The components of Cost of Revenue were as follows for the periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,			Six Months Ended June 30,
			%			%
(in thousands)	2011	2010	Better/(worse)	2011	2010	Better/(worse)

Compensation and Benefits	$19,959	$15,691	(27)	$36,799	$29,690	(24)
Outside Fees and Services	17,532	13,321	(32)	35,693	25,781	(38)
Reimbursable Expenses	19,459	11,141	(75)	35,100	19,671	(78)
Technology and Communications	4,577	2,692	(69)	7,535	5,647	(33)
Depreciation and Amortization	1,590	1,530	(4)	2,919	2,940	1

Cost of Revenue	$63,097	$44,375	(42)	$118,046	$83,729	(41)

Gross Profit Percentage:
Gross Profit/Service Revenue	42%	46%		44%	44%

For the six months ended June 30, 2011, our gross margin percentage was flat. Our margins have remained fairly stable although we have and continue to make significant investments in personnel and technology to support our growth plans. Sequentially, our margins declined as we increased our investments in personnel to support the development of our insured title services and origination services as well as increases in technology costs due to the initial implementation of our business process software and higher software license costs given our continued growth.
When compared to the prior year periods, the substantial increase in Cost of Revenue is consistent with the growth in our Mortgage Services segment as we expanded our mortgage and real estate portfolio management services. In addition, increased volumes attributable to the growth in Ocwen’s portfolio caused increases at both our Mortgage Services and Technology Services segment. This was partially offset by a decline in Cost of Revenue for our Financial Services segment as we continue to manage costs.
Compensation and Benefits costs for the quarter ended June 30, 2011 increased sequentially as a result of the addition of personnel principally to support the development of our title agency and origination services related to mortgage portfolio management, the expected growth in referrals from Ocwen and personnel to develop our next generation of REALSuite technologies. We expect compensation and benefit costs to continue to increase in the third quarter as we ramp up our personnel to support the expected boarding of the Litton portfolio by Ocwen.
Outside Fees and Services for the quarter ended June 30, 2011 were essentially flat when compared to first quarter 2011.
Technology and Communication costs increased sequentially for the quarter ended June 30, 2011 due to continued investment in personnel and licenses as a result of the growth in personnel to support existing and new services.

Selling, General and Administrative Expenses
Selling, General and Administrative Expenses include payroll, employee benefits, occupancy and other costs associated with personnel employed in executive, sales, marketing, human resources and finance roles. This category also includes professional fees, depreciation and amortization on non-operating assets. The components of Selling, General and Administrative Expenses were as follows for the periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,			Six Months Ended June 30,
			%			%
(in thousands)	2011	2010	Better/(worse)	2011	2010	Better/(worse)

Compensation and Benefits	$5,825	$3,965	(47)	$11,745	$8,005	(47)
Professional Services	1,055	1,761	40	3,157	4,057	22
Occupancy Related Costs	4,062	3,600	(13)	7,559	5,841	(29)
Amortization of Intangible Assets	1,340	1,450	8	2,613	2,639	1
Depreciation and Amortization	586	159	N/M	1,196	271	N/M
Other	1,036	1,541	33	3,888	3,732	(4)

Total Selling, General and Administrative Expenses	$13,904	$12,476	(11)	$30,158	$24,545	(23)

Operating Percentage:
Income from Operation/Service Revenue	22%	25%		23%	22%

N/M — not meaningful.
Our operating margin percentage was 23% for the six months ended June 30, 2011 and compares favorably to the same period in the prior year but reflects a sequential decline in margins in the second quarter 2011 when compared to the first quarter.
Compensation and Benefits increased in both periods compared to the same periods in 2010 as we built out our support functions such as accounting, legal and human resources as well as added to the executive ranks of our segments to support the continued growth.
Professional Services fees have generally been declining as we have worked to reduce our external legal costs through increased compliance and by reducing costs paid to external advisors with respect to legal advice. In addition, consulting costs related to accounting and tax support decreased as we have hired additional staff in these functions. Lastly, the first half of 2010 included professional costs associated with the acquisition of MPA.
Occupancy Related Costs increased in both periods as compared to the same periods in 2010 due to the growth in our business. As of June 30, 2011, we had over 5,800 employees worldwide compared to approximately 3,900 at year end.
Income Before Income Tax
The following table presents income before income tax including the amount attributable to Altisource by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010

Mortgage Services:
Income Before Income Taxes	$19,368	$12,228	$37,837	$20,877
Non-controlling Interests	(1,305)	(1,297)	(2,604)	(2,084)

Income Before Income Taxes Attributable to Altisource	$18,063	$10,931	$35,233	$18,793
As Percent of Service Revenue	40%	35%	40%	34%

Financial Services:
Income Before Income Taxes	$900	$1,640	$2,434	$3,043
As Percent of Service Revenue	5%	9%	7%	8%

Technology Services:
Income Before Income Taxes	$2,689	$4,483	$6,749	$8,692
As percent of Revenue	20%	36%	26%	36%

Corporate:
Income Before Income Taxes	(6,420)	(3,814)	(12,672)	(8,597)

Consolidated:
Income Before Income Taxes	$16,537	$14,537	$34,348	$24,015
Non-controlling Interests	(1,305)	(1,297)	(2,604)	(2,084)

Income Before Income Taxes Attributable to Altisource	$15,232	$13,240	$31,744	$21,931
As percent of Service Revenue	21%	22%	22%	20%

On a consolidated basis, income before income tax attributable to Altisource grew in both periods over the comparable periods in 2010 principally as a result of the development of mortgage and real estate portfolio management services and the growth of Ocwen’s servicing portfolio. Sequentially, income before income taxes attributable to Altisource declined $1.3 million due to our increased investments in personnel and technology to support our growth initiatives including our next generation of REALSuite technologies, initial investments in infrastructure to support the acquisition by Ocwen of the Litton portfolio and the seasonal decline in Financial Services revenue.
Income Tax Provision
The Company recognized an income tax provision of $3.5 million for the six months ended June 30, 2011 representing an effective tax rate of 10.3%. The income tax provision computed by applying the Luxembourg statutory tax rate of 28.8% differs from the effective tax rate primarily because of the effect of the favorable tax ruling as well as the mix of income and losses in multiple taxing jurisdictions. The Company received a favorable ruling in June 2010 regarding the treatment of certain intangibles that exist for purposes of determining the Company’s taxable income. The ruling was retroactive to the date of Separation. As a result of the ruling, the Company recognized a $3.4 million credit attributable to 2009 as well as adjusted the year to date tax provision to the new effective tax rate of 12.5% in the second quarter 2010 which resulted in a credit of $0.7 million for the six months ended June 30, 2010.
SEGMENT RESULTS OF OPERATIONS
The following section provides a discussion of pretax results of operations of our business segments for the three and six months ended June 30, 2011 and 2010. Transactions between segments are accounted for as third-party arrangements for purposes of presenting Segment Results of Operations. Intercompany transactions primarily consist of information technology infrastructure services and charges for the use of certain REALSuite applications from our Technology Service segment to our other two segments. Generally, we reflect these charges within technology and communication in the segment receiving the services, except for consulting services, which we reflect in professional services.
Financial information for our segments is as follows:

	Three Months Ended June 30, 2011
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$65,507	$17,983	$13,572	$(3,794)	$93,268
Cost of Revenue	43,544	13,574	9,334	(3,355)	63,097

Gross Profit	21,963	4,409	4,238	(439)	30,171
Selling, General and Administrative Expenses	2,853	3,502	1,537	6,012	13,904

Income (Loss) from Operations	19,110	907	2,701	(6,451)	16,267
Other Income (Expense), net	258	(7)	(12)	31	270

Income (Loss) Before Income Taxes	$19,368	$900	$2,689	$(6,420)	$16,537

Transactions with Related Parties:
Revenue	$48,473	$118	$5,103	$—	$53,694

Selling, General and Administrative Expenses	$—	$—	$—	$455	$455

	Three Months Ended June 30, 2010
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$42,665	$19,891	$12,485	$(3,693)	$71,348
Cost of Revenue	26,912	14,176	6,669	(3,382)	44,375

Gross Profit	15,753	5,715	5,816	(311)	26,973
Selling, General and Administrative Expenses	3,484	4,062	1,324	3,606	12,476

Income (Loss) from Operations	12,269	1,653	4,492	(3,917)	14,497
Other Income (Expense), net	(41)	(13)	(9)	103	40

Income (Loss) Before Income Taxes	$12,228	$1,640	$4,483	$(3,814)	$14,537

Transactions with Related Parties:
Revenue	$31,222	$25	$4,537	$—	$35,784

Selling, General and Administrative Expenses	$—	$—	$—	$264	$264

	Six Months Ended June 30, 2011
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$125,214	$37,476	$26,288	$(7,040)	$181,938
Cost of Revenue	80,564	27,062	16,779	(6,359)	118,046

Gross Profit	44,650	10,414	9,509	(681)	63,892
Selling, General and Administrative Expenses	7,436	7,962	2,733	12,027	30,158

Income (Loss) from Operations	37,214	2,452	6,776	(12,708)	33,734
Other Income (Expense), net	623	(18)	(27)	36	614

Income (Loss) Before Income Taxes	$37,837	$2,434	$6,749	$(12,672)	$34,348

Transactions with Related Parties:
Revenue	$92,283	$147	$10,054	$—	$102,484

Selling, General and Administrative Expenses	$—	$—	$—	$846	$846

	Six Months Ended June 30, 2010
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$75,047	$39,936	$24,459	$(7,121)	$132,321
Cost of Revenue	48,205	28,702	13,316	(6,494)	83,729

Gross Profit	26,842	11,234	11,143	(627)	48,592
Selling, General and Administrative Expenses	5,927	8,162	2,430	8,026	24,545

Income (Loss) from Operations	20,915	3,072	8,713	(8,653)	24,047
Other Income (Expense), net	(38)	(29)	(21)	56	(32)

Income (Loss) Before Income Taxes	$20,877	$3,043	$8,692	$(8,597)	$24,015

Transactions with Related Parties:
Revenue	$55,984	$76	$8,975	$—	$65,035

Selling, General and Administrative Expenses	$—	$—	$—	$588	$588

Mortgage Services
The following table presents our results of operations for our Mortgage Services segment for the three and six months ending June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
			%			%
(in thousands)	2011	2010	Better/(worse)	2011	2010	Better/(worse)

Service Revenue	$45,513	$31,001	47	$88,853	$54,714	62
Reimbursable Expenses	18,689	10,367	80	33,757	18,249	85
Cooperative Non-controlling Interest	1,305	1,297	1	2,604	2,084	25

Total Revenue	65,507	42,665	54	125,214	75,047	67
Cost of Revenue	43,544	26,912	(62)	80,564	48,205	(67)

Gross Profit	21,963	15,753	39	44,650	26,842	66

Gross Profit/Service Revenue	48%	51%		50%	49%

Selling, General and Administrative Expenses	2,853	3,484	18	7,436	5,927	(26)

Income from Operations	$19,110	$12,269	56	$37,214	$20,915	80

Income from Operations/Service Revenue	42%	40%		42%	38%

Transactions with Related Parties Included Above:
Revenue	$48,473	$31,222	55	$92,283	$55,984	65

N/M — not meaningful.
Our Mortgage Services segment continues to be the primary driver of growth for both year to date and second quarter results. As previously discussed, in 2011 we reorganized our reporting structure in that certain services that were originally part of Component Services and Other are now classified as part of Customer Relationship Management in our Financial Services segment.
Through July 2011, we fulfilled our funding requirements and have provided $15.0 million in total to Correspondent One. Correspondent One is expected to partner with Ocwen and members of Lenders One to provide additional avenues for members to sell loans beyond Lenders One’s preferred investor arrangements and the members own network of loan buyers. We anticipate this will result in improved capital markets execution for the members and facilitate the sale of our services to the members.
The growth in Mortgage Services was due to the development of mortgage and real estate portfolio services and growth in the loan portfolio serviced by Ocwen. On average, Ocwen serviced 466,353 loans for the six months ended June 30, 2011 compared to 359,146 for the six months ended June 30, 2010. The growth in loans was principally driven by Ocwen’s acquisition of the HomEq portfolio which boarded in September 2010. Assuming Ocwen completes the acquisition of the Litton portfolio, we expect Ocwen to board at least an additional 200,000 loans principally impacting our results beginning in the fourth quarter.
Sequentially, Service Revenue increased $2.2 million or 5%. This growth was driven by our new insured title agency operations and seasonally improving REO brokerage commissions. These increases were partially offset by a decline in our title search and default management services operations which are dependent upon foreclosure referrals. We expect to continue to ramp up the title insurance agency and, to a lesser extent, our origination services through the balance of the year.
Although we believe the development of origination services is important to balancing our service offerings, it will require a significant investment in personnel, technology and management to ensure we can perform these services in-line with customer expectations. When appropriate, we will consider small complementary acquisitions similar in nature to the recent acquisition of Springhouse to facilitate the growth of origination services. Although we will continue to leverage our global delivery model and our experience with technological based solutions, econometrics and behavioral science, these investments could limit our ability to significantly expand Mortgage Services margins, calculated based upon Service Revenue, during 2011.

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
			%			%
(in thousands)	2011	2010	Better/(worse)	2011	2010	Better/(worse)

Service Revenue:
Asset Management Services	$14,535	$8,754	66	$26,841	$14,721	82
Origination Management Services	4,027	3,397	19	8,313	5,886	41
Residential Property Valuation	10,185	7,576	34	20,069	14,156	42
Closing and Title Services	10,111	6,091	66	19,492	11,344	72
Default Management Services	6,655	5,183	28	14,138	8,607	64

Total Service Revenue	45,513	31,001	47	88,853	54,714	62

Reimbursable Expenses:
Asset Management Services	17,764	9,759	82	31,645	17,128	85
Default Management Services	925	535	73	2,112	1,048	102
Closing and Title Services	—	73	(100)	—	73	(100)

Total Reimbursable Expenses	18,689	10,367	80	33,757	18,249	85

Non-controlling Interests:	1,305	1,297	1	2,604	2,084	25

Total Revenue	$65,507	$42,665	54	$125,214	$75,047	67

Transactions with Related Parties:
Asset Management Services	$32,260	$18,470	75	$58,486	$31,849	84
Residential Property Valuation	9,543	7,438	28	19,200	13,453	43
Closing and Title Services	3,832	3,562	8	8,583	7,390	16
Default Management Services	2,838	1,752	62	6,014	3,292	83

Total	$48,473	$31,222	55	$92,283	$55,984	65

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
Asset Management Services. Asset Management Services principally include property preservation, property inspection, REO asset management and REO brokerage. In the first quarter of 2010, we completed our national network for property preservation services and, including our real estate broker referral network, have coverage nationally for REO dispositions. The completion of the national network of our services, coupled with the increase in Ocwen’s loan portfolio, are the reasons for the significant growth compared to the prior year period. Sequentially, Service Revenue for this segment increased primarily as a result of the increase in REO properties sold due to the seasonal nature of home sales when compared to first quarter 2011.
Origination Management Services. Origination Management Services includes MPA and our developing fulfillment business. The increase year over year is principally due to the inclusion of MPA’s results for an entire period in 2011 as compared to a partial period in 2010 from the date of acquisition. Sequentially, Revenue declined as a result of a reduction in the volume of loans sold through preferred investor agreements as well as a general decline in the loan origination market which, although expected, impacted MPA’s results. For the six months ended June 30, 2011, MPA added 18 members (12 members in the second quarter) and as of June 30, 2011 had 190 members.
Residential Property Valuation. The increase in both year to date and second quarter as compared to the same periods in the prior year was as a result of Ocwen’s residential loan portfolio growth. Sequentially, Revenue increased slightly principally due to our acquisition of Springhouse.
Closing and Title Services. During 2010, we began to roll out our title agency business in key markets. In December 2010, we obtained agency status in California. During 2011, we are focused on increasing our referral capture rate in our operational states and rolling out insured title services nationwide, similar to what we accomplished with our title search and asset management businesses in 2010. The continued focus on completing the rollout drove the year over year increase. Sequentially, Revenue increased as we continue to expand our insured title agency offerings sufficient enough to offset declines in default title search.
Default Management Services. We provide non-legal back-office support for foreclosure, bankruptcy and eviction attorneys as well as foreclosure trustee services. The increase in both periods as compared to the same periods in 2010 was a result of our continued rollout of a national platform as well as Ocwen’s servicing portfolio growth. Sequentially, we saw a decrease in Revenue primarily due to a decrease in foreclosure referrals to the attorneys we provide services to and our trustee business.

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
			%			%
(in thousands)	2011	2010	Better/(worse)	2011	2010	Better/(worse)

Expenditures	$11,005	$7,183	(53)	$19,282	$12,056	(60)
Outside Fees and Services	13,850	9,362	(48)	27,525	17,900	(54)
Reimbursable Expenses	18,689	10,367	(80)	33,757	18,249	(85)

Cost of Revenue	$43,544	$26,912	(62)	$80,564	$48,205	(67)

Gross Margin Percentage:
Gross Profit / Service Revenue	48%	51%		50%	49%
Expenditures, which consists primarily of compensation and technology costs, increased in both periods as compared to the same periods in 2010 due to the growth in default oriented mortgage services. Sequentially, expenditures increased principally as a result of employee costs to support the roll-out of our title agency operations, development of origination services and hiring of employees to support expected growth. We would expect expenditures to continue to increase in the third quarter as we prepare for the anticipated referrals from the boarding of the Litton portfolio by Ocwen.
Outside fees and services increased over the prior year period due to the increase in default oriented services for the periods presented. Sequentially, outside fees and services was essentially flat. We anticipate outside fees and services to increase in the third quarter as we expand our retail valuation and title agency offerings.
Several factors impact our gross margins from period to period including seasonality, the mix of services delivered, timing of investments in new services and the timing of when loans are boarded by our customers. Sequentially, our gross margin decreased principally as a result of increased compensation and technology costs, particularly related to our title agency and origination services under development.
Selling, General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
			%			%
(in thousands)	2011	2010	Better/(worse)	2011	2010	Better/(worse)

Total Selling, General and Administrative Expenses	$2,853	$3,484	18	$7,436	$5,927	(26)

Operating Percentage:
Income from Operations/Service Revenue	42%	40%		42%	38%

Selling, General and Administrative Expenses increased over both periods principally due to the exponential growth in the segment which required investments in facilities, technology and other general and administrative costs. Sequentially, Selling, General and Administrative Expenses declined as a result of reduced reserves for bad debt, reversal of stock compensation expense due to the departure of certain executives and lower expenses for professional services. As this segment continues to grow, we should see continued leverage resulting in increased margins.

Financial Services
The following table presents our results of operations for our Financial Services segment for the three and six months ending June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
			%			%
(in thousands)	2011	2010	Better/(worse)	2011	2010	Better/(worse)

Service Revenue	$17,213	$19,117	(10)	$36,133	$38,514	$(6)
Reimbursable Expenses	770	774	(1)	1,343	1,422	(6)

Total Revenue	17,983	19,891	(10)	37,476	39,936	(6)

Cost of Revenue	13,574	14,176	4	27,062	28,702	6

Gross Profit	4,409	5,715	(23)	10,414	11,234	(7)

Gross Profit/Service Revenue	26%	30%		29%	29%
Selling, General and Administrative Expenses	3,502	4,062	14	7,962	8,162	3

Income from Operations	$907	$1,653	(45)	$2,452	$3,072	(20)

Income from Operations/Service Revenue	5%	9%		7%	8%

Transactions with Related Parties Above:
Revenue	$118	$25	N/M	$147	$76	93

N/M — not meaningful.
As discussed above, Customer Relationship Management now includes certain services that were originally recorded as part of Mortgage Services.
Financial Services revenue declined in both periods as compared to the same periods in 2010 due to a decline in Revenue from one of the segment’s largest customers. The decline was in part a result of the client shifting work to the Company’s global delivery platform which resulted in lower revenue although at higher margins. This decline was partially offset by growth in new asset recovery management accounts and growth in customer relationship management revenues. Sequentially, Revenue declined $1.5 million, or 8%, primarily due to the seasonality of collections which are usually higher in the first quarter and a short-term customer relationship management assignment that was completed in the first quarter.
Our new leadership team is focused on disciplined floor management and cost containment as well as improving the analytics to determine which accounts to contact, what offer to make and what to say. In addition, we are focused on delivering more services over our global delivery platform, expanding our quality initiatives and investing in new technology. We expect limited revenue growth in this segment and instead will be focused on the performance of our collectors, which should facilitate future margin improvement.
In July 2011, we purchased the assembled workforce of a sub-contractor in India for $2.4 million that performed asset recovery services. For the periods presented, the costs paid to the sub-contractor were included as a component of Outside Fees and Services. In future periods, the costs will be recorded as employee costs, technology or occupancy which will result in some movement between Cost of Revenue and Selling, General and Administrative Expense categories.

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
			%			%
(in thousands)	2011	2010	Better/(worse)	2011	2010	Better/(worse)

Service Revenue:
Asset Recovery Management	$9,538	$11,801	(19)	$20,442	$23,973	(15)
Customer Relationship Management	7,675	7,316	5	15,691	14,541	8

Total Service Revenue	17,213	19,117	(10)	36,133	38,514	6

Reimbursable Expenses:
Asset Recovery Management	770	774	(1)	1,343	1,422	(6)

Total Reimbursable Expenses	770	774	(1)	1,343	1,422	(6)

Total Revenue	$17,983	$19,891	(10)	$37,476	$39,936	(6)

Transactions with Related Parties:
Asset Recovery Management	$118	$25	N/M	$147	$76	93
N/M — not meaningful.
In our Financial Services segment, we generate the majority of our revenue from asset recovery management fees we earn for collecting amounts due to our customers and from fees we earn for performing customer relationship management for our customers.
Asset Recovery Management. Our revenue associated with contingency collections declined in both periods when compared to the same periods in 2010 due to a decline in revenue from one of the segment’s largest customers. The decline was in part a result of the client shifting work to the Company’s global delivery platform which resulted in lower revenue although generally at higher margins. In general, we have seen improved performance of our collectors which we believe will translate into better placements in the future should such performance continue.
Customer Relationship Management. Our revenue associated with customer relationship management increased in both periods as compared to the same periods in 2010 as a result of increased services to two key customers. Sequentially, Revenue decreased due to a temporary increase in staffing during the first quarter for one of our customers.
Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
			%			%
(in thousands)	2011	2010	Better/(worse)	2011	2010	Better/(worse)

Expenditures	$8,788	$9,431	7	$17,806	$19,398	8
Outside Fees and Services	4,016	3,971	(1)	7,913	7,882	N/M
Reimbursable Expenses	770	774	1	1,343	1,422	6

Cost of Revenue	$13,574	$14,176	4	$27,062	$28,702	6

Gross Margin Percentage:
Gross Profit/Service Revenue	26%	30%		29%	29%

N/M — not meaningful.
Our gross margin declined sequentially to 26% as a result of the decrease in revenue as Cost of Revenue was essentially flat for the first and second quarter of 2011. When compared to the prior year, expenditures declined principally as a result of lower employee costs as we expanded the use of our global delivery footprint.

Selling, General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
			%			%
(in thousands)	2011	2010	Better/(worse)	2011	2010	Better/(worse)

Total Selling, General and Administrative Expenses	$3,502	$4,062	14	$7,962	$8,162	3

Operating Percentage:
Income from Operations/Service Revenue	5%	9%		7%	8%

Selling, General and Administrative Expenses decreased compared to the prior year principally as a result of reduced legal costs. Sequentially, Selling, General and Administrative Expenses declined when compared to the first quarter as a result of decreased legal expenses and a release of reserves associated with a vendor matter satisfactorily resolved.
Technology Services
The following table presents our results of operations for our Technology Services segment for the three and six months ending June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
			%			%
(in thousands)	2011	2010	Better/(worse)	2011	2010	Better/(worse)

Revenue	$13,572	$12,485	9	$26,288	$24,459	8
Cost of Revenue	9,334	6,669	(40)	16,779	13,316	(26)

Gross Profit	4,238	5,816	(27)	9,509	11,143	(15)

Gross Profit/Service Revenue	31%	47%		36%	46%
Selling, General and Administrative Expenses	1,537	1,324	(16)	2,733	2,430	(13)

Income from Operations	$2,701	$4,492	(40)	$6,776	$8,713	(22)

Income from Operations/Service Revenue	20%	36%		26%	36%

Transactions with Related Parties Above:
Revenue	$5,103	$4,537	13	$10,054	$8,975	12

The primary focus of the Technology Services segment today is to support the growth of Mortgage Services and Ocwen. In addition, Technology Services is assisting in the cost reduction and quality initiatives on-going within the Financial Services segment. In 2011, we intend to expend significant resources, principally personnel costs and external consulting costs to accomplish three key objectives:
•	The re-architecture and enhancement of our REALSuite of services;
•	The deployment of business process management and business intelligence reporting systems to more effectively manage our operations; and
•	The development and early stage incubation of technology solutions principally based on patented technologies.
Effective January 1, 2011, we modified our pricing for IT Infrastructure Services within our Technology Services segment from a model based principally on headcount to a fully loaded costs plus mark-up methodology. This new model applies to the infrastructure amounts charged to Ocwen as well as internal allocations of infrastructure costs.

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
			%			%
(in thousands)	2011	2010	Better/(worse)	2011	2010	Better/(worse)

Service Revenue:
REALSuite	$8,275	$7,565	9	$16,431	$14,551	13
IT Infrastructure Services	5,297	4,920	8	9,857	9,908	(1)

Total Revenue	$13,572	$12,485	9	$26,288	$24,459	8

Transactions with Related Parties:
REALSuite	$3,008	$2,653	13	$6,013	$5,208	16
IT Infrastructure Services	2,095	1,884	11	4,041	3,767	7

Revenue	$5,103	$4,537	13	$10,054	$8,975	12

REALSuite. Our REALSuite revenue is primarily driven by our REALServicing® product which is our comprehensive residential loan servicing platform. The primary driver for the growth in revenue is the increase in Ocwen’s residential loan portfolio.
IT Infrastructure Services. Our IT infrastructure services revenue declined when compared to the comparable period in 2010 almost entirely due to our change in pricing for infrastructure services. Sequentially, revenue increased given the increased headcount both internally and at Ocwen. The mark-ups are based upon economic studies performed generally consistent with our transfer pricing methodology.
Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
			%			%
(in thousands)	2011	2010	Better/(worse)	2011	2010	Better/(worse)

Cost of Revenue	$9,334	$6,669	(40)	$16,779	$13,316	(26)

Gross Margin Percentage:
Gross Profit / Total Revenue	31%	47%		36%	46%
Our gross margin declined to 36% for the six months ended June 30, 2011 as we now report our Consumer Analytics group within Technology Services during 2011. Our Consumer Analytics group seeks to expand our use of behavioral sciences by building proprietary algorithms and psychologically-optimized communications through a customized technology platform. In addition, we have seen an increase in licensing fees given the increase in personnel both at Ocwen and Altisource.
Selling, General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
			%			%
(in thousands)	2011	2010	Better/(worse)	2011	2010	Better/(worse)

Total Selling, General and Administrative Expenses	$1,537	$1,324	(16)	$2,733	$2,430	(13)

Operating Percentage:
Operating Income / Total Revenue	20%	36%		26%	36%
Selling, General and Administrative Expenses increased slightly primarily due to higher occupancy charges. Margins principally decreased as a result of the increase in Cost of Revenue as previously described.

Corporate
Our Corporate Segment includes costs recognized by us related to corporate support functions such as finance, legal, human resources, compliance and quality assurance.

	Three Months Ended June 30,			Six Months Ended June 30,
			%			%
(in thousands)	2011	2010	Better/(worse)	2011	2010	Better/(worse)

Total Selling, General and Administrative Expenses	$6,012	$3,606	(67)	$12,027	$8,026	(50)

Corporate costs rose throughout 2010 as we invested in staff to support our growing operations.
During 2011, we hired additional resources principally focused on legal, compliance and quality assurance. In addition, lease costs increased related to the build out of new facilities to support the growth we expect from Ocwen’s acquisition of the Litton portfolio. Typically we include new leases costs within Corporate until the facility is put into use at which time the prospective lease cost is included within the appropriate segment. Lastly, we continue to invest in an enterprise resource planning system that we expect will increase the quality of our support functions and over time reduce costs. When compared to the first quarter, corporate costs were flat.

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
In May, 2010, our shareholders authorized us to purchase up to 3.8 million shares of our common stock in the open market. Through June 30, 2011, we purchased 1.0 million shares of our common stock on the open market at an average price of $28.51, leaving 2.8 million shares still available for purchase.
Cash Flows
The following table presents our cash flows for the six months ended June 30:

	Six Months Ended June 30,
			%
(dollars in thousands)	2011	2010	Better/(worse)

Net Income Adjusted for Non-Cash Items	$40,238	$33,331	21
Working Capital	(2,076)	(8,989)	77

Cash Flow from Operating Activities	38,162	24,342	57
Cash Flow from Investing Activities	(8,709)	(31,051)	72
Cash Flow from Financing Activities	(16,555)	(2,907)	N/M

Net Change in Cash	12,898	(9,616)	234
Cash at Beginning of Period	22,134	30,456	(27)

Cash at End of Period	$35,032	$20,840	68

N/M — Not meaningful.
Cash Flow from Operating Activities
Cash flow from operating activities consists of two components: (i) net income adjusted for depreciation, amortization and certain other non-cash items and (ii) working capital. In 2011, we generated $38.2 million in positive cash flow from operations or approximately $0.26 per every dollar of Service Revenue. This primarily reflects our profitability adjusted for non-cash items in the period as a result of our year-over-year growth in mortgage related services partially offset by an increase in working capital requirements.
Cash Flow from Investing Activities
During the six months ended June 30, 2011, we invested approximately $3.3 million in Correspondent One to facilitate the establishment of this business. In addition, in the second quarter 2011, we acquired Springhouse for $1.8 million. We currently expect capital expenditures in 2011 to be higher than 2010 levels as we ramp up our development costs related to REALSuite. Our current estimate of capital expenditures for the full year is $16 to $18 million. Our cash flow from investing activities in 2010 includes the acquisition of MPA for which the purchase consideration included $29.0 million in cash.
Cash Flow from Financing Activities
Cash flow from financing activities in 2011 primarily includes activity associated with stock option exercises, share repurchases and payments to non-controlling interests as a result of the acquisition of MPA. We utilized significantly more cash in 2011 from financing activities as a result of our stock repurchase program.
Liquidity Requirements after June 30, 2011
In July 2011, we paid $12.0 million to fund our remaining commitment to Correspondent One and a net amount of $0.7 million to a sub-contractor to terminate the existing arrangement and acquire an in-place workforce of approximately 600 persons. During the third quarter, we expect to distribute $1.3 million to the Lenders One members representing non-controlling interests.

Management is not aware of any other trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.
Capital Resources
Given our ability to generate cash flow which is sufficient to fund current operations as well as expansion activities, we require very limited capital. Were we to need additional capital, we believe we have adequate access to both debt and equity capital markets.
Contractual Obligation, Commitments and Contingencies
For the six months ended June 30, 2011, there were no significant changes to our contractual obligations from those identified in our Form 10-K for the fiscal year ended December 31, 2010, other than those which occur in the normal course of business (primarily the addition of operating leases due to our growth). See also Note 13 to the condensed consolidated financial statements for additional information on commitments and contingencies.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States. In applying many of these accounting principles, we need to make assumptions, estimates and/or judgments that affect the reported amounts of assets, liabilities, revenue and expenses in our condensed consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective. Actual results may be affected negatively based on changing circumstances. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.
Our critical accounting policies are described in the MD&A section in our Form 10-K for the year ended December 31, 2010. Such policies have not changed during the quarter ended June 30, 2011.
OTHER MATTERS
Related Party — Ocwen
For the six months ended June 30, 2011, approximately $92.3 million of the Mortgage Services ($48.5 million for the second quarter), $0.1 million ($0.1 million for the second quarter) of the Financial Services and $10.1 million ($5.1 million for the second quarter) of the Technology Service segment revenue were from services provided to Ocwen or sales derived from Ocwen’s loan servicing portfolio. Services provided to Ocwen included residential property valuation, real estate asset management and sales, trustee management services, property inspection and preservation, closing and title services, charge-off second mortgage collections, core technology back office support and multiple business technologies including our REALSuite of products. We provided all services at rates we believe to be comparable to market rates.
In connection with the Separation, Altisource and Ocwen entered into a Transition Services agreement under which services in such areas as human resources, vendor management, corporate services, six sigma, quality assurance, quantitative analytics, treasury, accounting, risk management, legal, strategic planning, compliance and other areas are provided to the counterparty for up to two years from the date of Separation. For the six months ended June 30, 2011 and 2010, Altisource billed Ocwen $0.9 million and $0.8 million respectively ($0.5 million and $0.4 million for the second quarter of 2011 and 2010, respectively), and Ocwen billed Altisource $0.8 million and $0.6 respectively ($0.5 million and $0.3 million for the second quarter of 2011 and 2010, respectively) for services provided under this agreement. These amounts are reflected as a component of Selling, General and Administrative Expenses in the Condensed Consolidated Statements of Operations.

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

b)	Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ending June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
We are subject to routine litigation and administrative proceedings arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel and considering insurance coverage where applicable, the outcome of current legal proceedings both individually and in the aggregate will not have a material impact on the Company’s financial condition, results of operations or cash flows.

Item 1A.	Risk Factors.
As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Equity Securities purchased by us
The following table presents information related to our repurchases of our equity securities during the three months ended June 30, 2011:

			Total number	Maximum
			of shares	number
			purchased as	of shares that
			part of	may
			publicly	yet be
	Total	Weighted	announced	purchased
	number of	average	plans	under the
	shares	price paid	or	plans or
Period	purchased	per share	programs(1)	programs

Common shares(1):
April 1 — 30, 2011	32,334	$30.68	32,334	2,864,374
May 1 — 31, 2011	119,841	32.83	119,841	2,744,533
June 1 — 30, 2011	—	—	—	2,744,533

Total common shares	152,175	$32.37	152,175	2,744,533

(1)	In the second quarter of 2010, our shareholders authorized us to purchase up to 3.8 million shares of our common stock in the open market.

Item 3.	Defaults upon Senior Securities. None

Item 4.	(Removed and Reserved)

Item 5.	Other Information. None

Item 6.	Exhibits.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010; (iii) Condensed Consolidated Statements of Equity for the six months ended June 30, 2011 and 2010; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (iv) Notes to Condensed Consolidated Financial Statements (As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Act of 1934)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A. (Registrant)
Date: July 28, 2011	By:	/s/ Robert D. Stiles
Robert D. Stiles
Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)