Form 10-Q
period 2011-09-30
Altisource Portfolio Solutions S.A.
filed 2011-10-27
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 15, 2011, there were 23,850,249 outstanding shares of the registrant’s shares of beneficial interest (excluding 1,562,499 shares held as treasury stock).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, Except per Share Data)

	September 30,	December 31,
	2011	2010

ASSETS
Current Assets:
Cash and Cash Equivalents	$21,250	$22,134
Accounts Receivable, net	50,239	53,495
Prepaid Expenses and Other Current Assets	6,793	13,076
Deferred Tax Asset, net	2,328	551

Total Current Assets	80,610	89,256

Restricted Cash	1,222	1,045
Premises and Equipment, net	22,626	17,493
Deferred Tax Asset, net	—	1,206
Intangible Assets, net	67,066	72,428
Goodwill	14,915	11,836
Investment in Equity Affiliate	14,645	—
Other Non-current Assets	8,645	4,536

Total Assets	$209,729	$197,800

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$33,697	$35,384
Capital Lease Obligations — Current	643	680
Other Current Liabilities	8,151	5,616

Total Current Liabilities	42,491	41,680

Capital Lease Obligations — Non-current	345	852
Deferred Tax Liability, net	539	—
Other Non-current Liabilities	2,679	3,370

Commitment and Contingencies

Equity:
Common Stock ($1.00 par value; 100,000 shares authorized; 25,413 shares issued and 23,979 outstanding in 2011; 25,413 shares issued and 24,881 outstanding in 2010)	25,413	25,413
Retained Earnings	100,984	58,546
Additional Paid-in-Capital	81,406	79,297
Treasury Stock, at cost ($1.00 par value; 1,434 and 532 shares in 2011 2010, respectively)	(46,171)	(14,418)

Altisource Equity	161,632	148,838

Non-controlling Interests	2,043	3,060

Total Equity	163,675	151,898

Total Liabilities and Equity	$209,729	$197,800

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue	$109,793	$77,580	$291,731	$209,901
Cost of Revenue	73,339	48,913	191,385	132,642

Gross Profit	36,454	28,667	100,346	77,259
Selling, General and Administrative Expenses	15,329	14,730	45,487	39,275

Income from Operations	21,125	13,937	54,859	37,984

Other Income (Expense), net	(320)	698	294	666

Income Before Income Taxes and Non-controlling Interests	20,805	14,635	55,153	38,650
Income Tax Provision	(1,843)	(2,751)	(5,377)	(2,029)

Net Income	18,962	11,884	49,776	36,621

Net Income Attributable to Non-controlling Interests	(1,791)	(2,052)	(4,395)	(4,136)

Net Income Attributable to Altisource	$17,171	$9,832	$45,381	$32,485

Earnings Per Share:
Basic	$0.71	$0.39	$1.84	$1.30

Diluted	$0.67	$0.37	$1.76	$1.24

Weighted Average Shares Outstanding:
Basic	24,341	25,318	24,602	25,080

Diluted	25,489	26,544	25,720	26,168

Transactions with Related Parties Included Above:
Revenue	$63,827	$39,459	$166,311	$104,494
Selling, General and Administrative Expenses	$506	$223	$1,352	$811
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Altisource Equity					Non-
			Retained	Additional	Treasury	controlling		Comprehensive
	Common Stock		Earnings	Paid-in Capital	Stock, at Cost	Interests	Total	Income

Balance, December 31, 2009	24,145	$24,145	$11,665	$50,538	$—	$—	$86,348	—
Net Income	—	—	32,485	—	—	4,136	36,621	$36,621
Acquisition of MPA	959	959	—	22,941	—	3,268	27,168	—
Contributions from Non-controlling Interest Holders	—	—	—	—	—	28	28	—
Distributions to Non-controlling Interest Holders	—	—	—	—	—	(5,207)	(5,207)	—

Share-based Compensation Expense	—	—	—	2,134	—	—	2,134	—
Exercise of Stock Options	298	298	—	2,708	—	—	3,006	—
Delivery of Vested Restricted Stock	11	11	—	—	—	—	11	—
Repurchase of Shares	—	—	—	—	(2,311)	—	(2,311)	—

Balance, September 30, 2010	25,413	$25,413	$44,150	$78,321	$(2,311)	$2,225	$147,798	$36,621

Balance, December 31, 2010	25,413	$25,413	$58,546	$79,297	$(14,418)	$3,060	$151,898	—
Net Income	—	—	45,381	—	—	4,395	49,776	$49,776
Contributions from Non-controlling Interest Holders	—	—	—	—	—	31	31	—
Distributions to Non-controlling Interest Holders	—	—	—	—	—	(5,443)	(5,443)	—
Share-based Compensation Expense	—	—	—	2,109	—	—	2,109	—
Exercise of Stock Options	—	—	(2,943)	—	3,718	—	775	—
Repurchase of Shares	—	—	—	—	(35,471)	—	(35,471)	—

Balance, September 30, 2011	25,413	$25,413	$100,984	$81,406	$(46,171)	$2,043	$163,675	$49,776

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash Flows from Operating Activities:
Net Income	$49,776	$36,621
Reconciling Items:
Depreciation and Amortization	6,174	5,015
Amortization of Intangible Assets	3,952	4,089
Share-based Compensation Expense	2,109	2,134
Equity in Losses of Affiliate	355	—
Bad Debt Expense	999	988
Deferred Income Taxes	(32)	(1,040)
Changes in Operating Assets and Liabilities, net of Acquisitions:
Accounts Receivable	2,546	(14,019)
Prepaid Expenses and Other Current Assets	5,066	(1,464)
Other Assets	(4,109)	(2,594)
Accounts Payable and Accrued Expenses	71	1,422
Other Current and Non-current Liabilities	1,844	2,109

Net Cash Flows from Operating Activities	68,751	33,261

Cash Flows from Investing Activities:
Additions to Premises and Equipment	(11,291)	(8,135)
Acquisition of Business, net of Cash Acquired	(2,515)	(26,830)
Investment in Equity Affiliate	(15,000)	—
Change in Restricted Cash	(177)	(779)

Net Cash Flows from Investing Activities	(28,983)	(35,744)

Cash Flows from Financing Activities:
Principal Payments on Capital Lease Obligations	(544)	(463)
Proceeds from Stock Option Exercises	775	3,017
Purchase of Treasury Stock	(35,471)	(2,311)
Contributions from Non-controlling Interests	31	28
Distributions to Non-controlling Interests	(5,443)	(5,207)

Net Cash Flows from Financing Activities	(40,652)	(4,936)

Net Increase (Decrease) in Cash and Cash Equivalents	(884)	(7,419)
Cash and Cash Equivalents at the Beginning of the Year	22,134	30,456

Cash and Cash Equivalents at the End of the Period	$21,250	$23,037

Supplemental Cash Flow Information
Interest Paid	$65	$—
Income Taxes (Received) Paid, net	$(2,684)	$1,724

Non-Cash Investing and Financing Activities
Shares issued in Connection with Acquisition	$—	$23,900
Reduction in Income Tax Payable from Tax Amortizable Goodwill	$—	$—
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Altisource Portfolio Solutions S.A., together with its subsidiaries, (which may be referred to as Altisource, the Company, we, us or our) is a provider of services focused on high-value, technology-enabled, knowledge-based solutions principally related to real estate and mortgage portfolio management, asset recovery and customer relationship management.
We are publicly traded on the NASDAQ Global Select market under the symbol ASPS. We were incorporated under the laws of Luxembourg on November 4, 1999 as Ocwen Luxembourg S.à r.l., renamed Altisource Portfolio Solutions S.à r.l. on May 12, 2009 and converted into Altisource Portfolio Solutions S.A. on June 5, 2009. We became a publicly traded company as of August 10, 2009 (the “Separation”). Prior to the Separation, our businesses were wholly-owned by Ocwen Financial Corporation (“Ocwen”).
We conduct our operations through three reporting segments: Mortgage Services, Financial Services and Technology Services. In addition, we report our corporate related expenditures as a separate segment (see Note 17 for a description of our business segments).
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
In February 2010, we acquired the Mortgage Partnership of America, L.L.C. (“MPA”), the manager of a national alliance of community mortgage bankers, correspondent lenders and suppliers of mortgage products and services that does business as Lenders One Mortgage Cooperative (“Lenders One”). The management agreement between MPA and Lenders One, pursuant to which MPA is the management company of Lenders One, represents a variable interest in a variable interest entity. MPA determined it is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact Lenders One’s economic performance and the obligation to absorb losses or the right to receive benefits from Lenders One. As a result, Lenders One is presented in the accompanying condensed consolidated financial statements on a consolidated basis with the interests of the members reflected as Non-controlling Interest on the Condensed Consolidated Balance Sheets. At September 30, 2011, Lenders One had total assets of $3.6 million and liabilities of less than $0.1 million.
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
Investment in Equity Affiliate
We utilize the equity method to account for investments in equity securities where we have the ability to exercise significant influence over operating and financial policies of the investee. We include a proportionate share of earnings and/or losses of equity method investees in Equity Income (Loss) in Affiliates, net which is included in Other Income (Expense), net in the Condensed Consolidated Statements of Operations. See Note 8 for additional information.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)
Acquisitions
In April 2011, we acquired Springhouse, LLC (“Springhouse”) an appraisal management company that utilizes a nationwide panel of appraisers to provide real estate appraisals principally to mortgage originators, including the members of Lenders One, and real estate asset managers for $1.8 million.
In July 2011, we acquired the assembled workforce of a sub-contractror (“Tracmail”) in India that performed asset recovery services for $2.4 million.
See Note 3 for additional information.
Foreign Currency Translation
Our reporting currency is the U.S. dollar. Other foreign currency assets and liabilities that are considered monetary items are translated at exchange rates in effect at the balance sheet date. Foreign currency revenues and expenses are translated at transaction date exchange rates. These exchange gains and losses are included in the determination of net income.
Fair Value of Financial Instruments
The fair value of financial instruments, which primarily include Cash and Cash Equivalents, Accounts Receivable, net, Restricted Cash and Accounts Payable and Accrued Expenses at September 30, 2011 and December 31, 2010, are carried at amounts that approximate their fair value due to the short-term nature of these amounts.
Additionally, a put option arrangement was issued to the predecessor owners of MPA. The arrangement, which expires in February 2014, allows the holders to put a portion of the Altisource shares issued as consideration to Altisource at a predetermined price. The fair value calculation is deemed to be a Level 3 calculation. The fair value of the put option at September 30, 2011 of $0.1 million was valued using the following assumptions:

Assumptions

Risk-free Interest Rate	0.110% – 0.430%
Expected Stock Price Volatility	25% – 37%
Expected Dividend Yield	—
Expected Option Life (in years)	0.5 – 2.5
Contractual Life (in years)	—
Fair Value	$0.0 – $0.63
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)
Ocwen, or services derived from Ocwen’s loan servicing portfolio, as a percentage of each of our segment revenues and as a percentage of consolidated revenues was as follows for the three and nine months ended September 30:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Mortgage Services	71%	70%	73%	73%
Technology Services	38%	36%	38%	36%
Financial Services	<1%	<1%	<1%	<1%
Consolidated Revenue	58%	51%	57%	50%
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
Transition Services
In connection with the Separation, Altisource and Ocwen entered into a Transition Services agreement under which services in such areas as human resources, vendor management, corporate services, six sigma, quality assurance, quantitative analytics, treasury, accounting, risk management, legal, strategic planning, compliance and other areas are provided to the counterparty for up to two years from the date of Separation. The agreement was subsequently extended in August 2011 for certain services for an additional year. For the nine months ended September 30, 2011 and 2010, Altisource billed Ocwen $1.7 million and $1.2 million respectively ($0.8 million and $0.5 million for the third quarter of 2011 and 2010, respectively), and Ocwen billed Altisource $1.4 million and $0.8 million respectively ($0.5 million and $0.2 million for the third quarter of 2011 and 2010, respectively) for services provided under this agreement. These amounts are reflected as a component of Selling, General and Administrative Expenses in the Condensed Consolidated Statements of Operations.
NOTE 3 — ACQUISITIONS
The results of operations of the following acquisitions have been included in our consolidated results from the respective acquisition dates. The acquisitions did not have a material effect on our financial position, results of operations or cash flows.
Acquisition-related transaction costs are included in Selling, General and Administrative Expenses in the Consolidated Statements of Operations.
Springhouse
In April 2011, we acquired Springhouse an appraisal management company that utilizes a nationwide panel of appraisers to provide real estate appraisals principally to mortgage originators, including the members of Lenders One, and real estate asset managers.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)
Consideration for the transaction consisted of the amounts provided in the table below. The working capital amount is subject to additional revision in the fourth quarter which is not expected to be material:

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
Tracmail
In July 2011, we acquired the assembled workforce of a sub-contractror in India that performed asset recovery services. Prior to acquisition, the costs paid to the sub-contractor were included in Outside Fees and Services (included in Cost of Revenue in the Condensed Consolidated Financial Statements).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)
Consideration for the transaction consisted of:

(in thousands)	Consideration

Total Consideration	$2,378
Obligations Assumed, net	(1,648)

Cash Consideration, net	$730

The purchase consideration based on estimates of fair value of the assets acquired and the liabilities assumed is follows:

(in thousands)

Accounts Receivable	$181
Goodwill	2,378

2,559
Accounts Payable and Accrued Expenses	(1,829)

Cash Consideration, net	$730

Management has assigned the following lives to identified assets acquired as a result of the acquisition:

Estimated Life
(in Years)

Goodwill	Indefinite
The goodwill arising from the Tracmail acquisition assigned to our Financial Services segment relates principally to in-place workforce and is expected to be amortizable and deductible for income tax purposes.
NOTE 4 — ACCOUNTS RECEIVABLE, NET
Accounts Receivable, net consists of the following:

	September 30,	December 31,
(in thousands)	2011	2010

Third-party Accounts Receivable	$17,268	$19,039
Unbilled Fees	30,564	32,055
Receivable from Ocwen	3,881	3,950
Receivable from Correspondent One	55	—
Other Receivables	548	583

	52,316	55,627
Allowance for Doubtful Accounts	(2,077)	(2,132)

Total	$50,239	$53,495

Unbilled Fees consist primarily of Asset Management and Default Management Services for which we recognize revenues over the service delivery period but bill following completion of the service.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)
NOTE 5 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid Expenses and Other Current Assets consist of the following:

	September 30,	December 31,
(in thousands)	2011	2010

Prepaid Expenses	$5,954	$5,134
Income Tax Receivable	—	7,327
Other Current Assets	839	615

Total	$6,793	$13,076

NOTE 6 — PREMISES AND EQUIPMENT, NET
Premises and Equipment, net which includes amounts recorded under capital leases, consists of the following:

	September 30,	December 31,
(in thousands)	2011	2010

Computer Hardware and Software	$37,287	$32,931
Office Equipment and Other	12,910	9,717
Furniture and Fixtures	3,628	2,226
Leasehold Improvements	6,843	4,501

	60,668	49,375
Less: Accumulated Depreciation and Amortization	(38,042)	(31,882)

Total	$22,626	$17,493

Depreciation and amortization expense, inclusive of capital lease obligations, amounted to $6.2 million and $5.0 million for the nine months ended September 30, 2011 and 2010, respectively ($2.1 million and $1.8 million for the third quarter of 2011 and 2010, respectively), and is included in Cost of Revenue for operating assets and in Selling, General and Administrative Expenses for non-operating assets in the accompanying Condensed Consolidated Statements of Operations.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)
NOTE 7 — GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following is a summary showing the balance of goodwill by segment:

	Mortgage	Financial	Technology
(in thousands)	Services	Services	Services	Total

Balance, December 31, 2010	$10,218	$—	$1,618	$11,836
Acquisition of Springhouse	701	—	—	701
Acquisition of Tracmail	—	2,378	—	2,378

Balance, September 30, 2011	$10,919	$2,378	$1,618	$14,915

Intangible Assets, Net
Intangible Assets, net consists of the following:

	Weighted
	Average
	Estimated	Gross Carrying Amount		Accumulated Amortization			Net Book Value
	Useful Life	September 30,	December 31,	September 30,		December 31,	September 30,	December 31,
(dollars in thousands)	(Years)	2011	2010	2011		2010	2011	2010

Definite-lived Intangible
Assets
Trademarks	16	$10,614	$10,200	$3,095		$2,346	$7,519	$7,854
Customer Lists	19	38,366	37,700	11,677	(a)	7,447	26,689	30,253
Operating Agreement	20	35,000	35,000	2,917		1,604	32,083	33,396
Non-compete Agreement	4	1,300	1,200	525		275	775	925

Total Intangible Assets		$85,280	$84,100	$18,214		$11,672	$67,066	$72,428

(a)
Prior to our acquisition of Nationwide Credit, Inc. (“NCI”) in 2007, NCI completed an acquisition which created tax-deductible goodwill that amortizes for tax purposes over time. When we acquired NCI in 2007, we recorded a lesser amount of goodwill for financial reporting purposes than what had previously been recorded at NCI for tax purposes. This difference between the amount of goodwill recorded for financial reporting purposes and the amount recorded for taxes is referred to as “Component 2” goodwill and it resulted in our recording periodic reductions first to our book goodwill balance in our consolidated financial statements. As our book goodwill balance was fully written off at December 31, 2010, we continue to amortize the remaining Component 2 goodwill for U.S. tax purposes by reducing certain intangible assets by the remaining tax benefits of the Component 2 goodwill as they are realized in our tax returns. The amount amortized was $2.6 million for the nine months ended September 30, 2011. The balance of Component 2 goodwill remaining was $7.1 million as of September 30, 2011 which should generate $4.3 million of reductions of intangible assets when the benefit can be realized for U.S. tax purposes.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)
Amortization expense for definite lived intangible assets was $4.0 million and $4.1 million for the nine months ended September 30, 2011 and 2010, respectively ($1.3 million and $1.4 million for the third quarter of 2011 and 2010, respectively). Amortization expense is estimated to be $5.3 million for 2011, $5.0 million for 2012, $4.8 million for 2013, $4.5 million for 2014 and $4.4 million for 2015.
NOTE 8 — INVESTMENT IN EQUITY AFFILIATE
Correspondent One S.A. (“Correspondent One”) facilitates the purchase of closed conforming and government guaranteed residential mortgages from approved mortgage bankers. Correspondent One provides members of Lenders One additional avenues to sell loans beyond Lenders One’s preferred investor arrangements and the members’ own network of loan buyers. We have significant influence over the general operations of Correspondent One consistent with our 49% ownership level and therefore account for our investment under the equity method. We have no additional funding commitments to Correspondent One.
Correspondent One is in the initial phases of building its operations and therefore is expected to operate at a loss into 2012. The Net loss on this investment using the equity method was $0.4 million for the nine months ended September 30, 2011 (all in the third quarter). The following table presents summarized financial information for Correspondent One which had no revenues as of September 30th as no loans were sold:

Nine Months Ended
(in thousands)	September 30, 2011

Net loss	$(729)

September 30, 2011
Current Assets	$30,239
Current Liabilities	217
Equity	30,022
NOTE 9 — OTHER NON-CURRENT ASSETS
Other Non-Current Assets consists of the following:

	September 30,	December 31,
(in thousands)	2011	2010

Security Deposits	$6,871	$3,047
Unbilled Fees	1,734	1,449
Other	40	40

Total	$8,645	$4,536

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)
NOTE 10 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts Payable and Accrued Expenses consists of the following:

	September 30,	December 31,
(in thousands)	2011	2010

Accounts Payable	$3,549	$5,960
Accrued Expenses — General	12,859	11,189
Accrued Salaries and Benefits	13,278	12,010
Income Taxes Payable	1,685	3,807
Payable to Ocwen	2,326	2,418

Total	$33,697	$35,384

Other Current Liabilities consists of the following:

	September 30,	December 31,
(in thousands)	2011	2010

Deferred Revenue	$2,198	$2,542
Facility Closure Cost Accrual, Current Portion	129	253
Collections Due to Clients	672	726
Other	5,152	2,095

Total	$8,151	$5,616

Facility Closure Costs
During 2009, we accrued facility closure costs (included in Other Current and Other Non-current Liabilities in the Condensed Consolidated Balance Sheet) primarily consisting of lease exit costs (expected to be paid through 2014) and severance for the closure of two facilities. The following table summarizes the activity, all recorded in our Financial Services segment, for the nine months ended September 30, 2011:

(in thousands)	Lease Costs

Balance, December 31, 2010	$672
Payments	(181)

Balance, September 30, 2011	491
Less: Long-Term Portion	362

Facility Closure Cost Accrual, Current Portion	$129

We do not expect significant additional costs related to the closure of these facilities.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)
NOTE 11 — STOCK BASED COMPENSATION
We have issued stock-based awards in the form of stock options for certain employees and officers. We recorded total stock compensation expense of $2.1 million both for the nine months ended September 30, 2011 and 2010 ($0.7 million and $1.2 million for the third quarter of 2011 and 2010, respectively). The compensation expense is principally included in Selling, General and Administrative Expenses in the accompanying Condensed Consolidated Statements of Operations.
Below is a summary of the different types of stock-based awards issued under our stock plans:
Stock Options
Service-based Options. These options are granted at fair market value on the date of grant. The options generally vest over four years with equal annual cliff-vesting and expire on the earlier of 10 years after the date of grant or following termination of service. A total of 1.1 million service-based awards were outstanding at September 30, 2011.
Market-based Options. These option grants have two components each of which vest only upon the achievement of certain criteria. The first component, which we refer to internally as “ordinary performance” grants, consists of two-thirds of the market-based grant and begins to vest if the stock price realizes a compounded annual gain of at least 20% over the exercise price, so long as the stock price is at least double the exercise price. The remaining third of the market-based options, which we refer to internally as “extraordinary performance” grants, begins to vest if the stock price realizes a compounded annual gain of at least 25% over the exercise price, so long as it is at least triple the exercise price. The vesting schedule for all market-based awards is 25% upon achievement of the criteria and the remaining 75% in three equal annual installments. A total of 2.2 million market-based awards were outstanding at September 30, 2011.
The Company granted 0.2 million stock options (at an average price of $33.15) and 0.9 million stock options (at an average price of $23.54) during the nine months ended September 30, 2011 and 2010, respectively.
The fair value of the service-based options was determined using the Black-Scholes options pricing model while a lattice (binomial) model was used to determine the fair value of the market-based options using the following assumptions as of the grant date:

	September 30, 2011		September 30, 2010
	Black-Scholes	Binominal	Black-Scholes	Binominal

Risk-free Interest Rate	1.69%–1.93%	0.04%–3.03%	2.82%–3.20%	0.02%–3.66%

Expected Stock Price Volatility	48%	55.70%–55.80%	48%	52%
Expected Dividend Yield	—	—	—	—

Expected Option Life (in years)	6.25	—	7	—
Contractual Life (in years)	—	14	—	10

Fair Value	$16.33–$17.85	$16.91–$20.39	$11.71–$13.00	$10.05–$12.35
The following table summarizes the weighted-average fair value of stock options granted, and the total intrinsic value of stock options exercised:

	September 30
(in thousands, except per share amounts)	2011	2010

Weighted-Average Fair Value at Date of Grant Per Share	$17.66	$11.60
Intrinsic Value of Options Exercised	$4,193	$5,024
Fair Value of Options Vested	$2,240	$208
Stock-based compensation expense is recorded net of estimated forfeiture rates ranging from 1% to 3%.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)
As of September 30, 2011, estimated unrecognized compensation costs related to share-based payments amounted to $7.7 million which we expect to recognize over a weighted-average remaining requisite service period of approximately 3.2 years.
The following table summarizes activity of our stock options:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic Value
	Options	Price	(in years)	(in thousands)

Outstanding at December 31, 2010	3,451,613	$13.46	7.3	$52,641

Granted	181,000	33.15
Exercised	(206,661)	11.36
Forfeited	(155,579)	24.52

Outstanding at September 30, 2011	3,270,373	$14.15	6.9	$69,546

Exercisable at September 30, 2011	1,453,964	$10.27	5.9	$36,522

Stock Repurchase Authorization
On May 19, 2010, our shareholders authorized us to purchase up to 3.8 million shares of our common stock in the open market. From authorization through September 30, 2011, we have purchased 1.7 million shares of our common stock on the open market at an average price of $31.02, leaving 2.1 million shares still available for purchase under the program.
NOTE 12 — COST OF REVENUE
Cost of Revenue principally includes payroll and employee benefits associated with personnel employed in customer service and operations roles; fees paid to external providers related to provision of services, reimbursable expenses, technology and telephony expenses as well as depreciation and amortization of operating assets. The components of Cost of Revenue were as follows for the periods ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010

Compensation and Benefits	$22,497	$15,829	$59,296	$45,519
Outside Fees and Services	21,528	15,311	57,221	41,092
Expense Reimbursements	21,834	13,369	56,934	33,040
Technology and Communications	5,904	3,198	13,439	8,845
Depreciation and Amortization	1,576	1,206	4,495	4,146

Total	$73,339	$48,913	$191,385	$132,642

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)
NOTE 13 — SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, General and Administrative Expenses include payroll for personnel employed in executive, sales, marketing, human resources and finance roles. This category also includes occupancy costs, professional fees, depreciation and amortization on non-operating assets. The components of Selling, General and Administrative Expenses were as follows for the periods ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010

Compensation and Benefits	$5,530	$5,250	$17,275	$13,255
Professional Services	1,479	1,812	4,636	5,869
Occupancy Related Costs	4,449	4,137	12,008	9,978
Amortization of Intangible Assets	1,339	1,450	3,952	4,089
Depreciation and Amortization	483	598	1,679	869
Other	2,049	1,483	5,937	5,215

Total	$15,329	$14,730	$45,487	$39,275

NOTE 14 — OTHER INCOME (EXPENSE), NET
Other Income (Expense), net consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010

Interest Income	$5	$10	$27	$22
Interest Expense	(20)	(36)	(67)	(87)
Change in Fair Value of Put Option	70	538	652	445
Equity Loss in Affiliates, net	(355)	—	(355)	—
Other, net	(20)	186	37	286

Total	$(320)	$698	$294	$666

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)
NOTE 15 — EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities.
Basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010 are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010

Net Income Attributable to Altisource	$17,171	$9,832	$45,381	$32,485

Weighted-Average Common Shares Outstanding, Basic	24,341	25,318	24,602	25,080
Dilutive Effect of Stock Options	1,148	1,226	1,118	1,085
Dilutive Effect of Restricted Shares	—	—	—	3

Weighted-Average Common Shares Outstanding, Diluted	25,489	26,544	25,720	26,168

Earnings Per Share
Basic	$0.71	$0.39	$1.84	$1.30

Diluted	$0.67	$0.37	$1.76	$1.24

For the three and nine months ended September 30, 2011, an immaterial amount of options that were anti-dilutive have been excluded from the computation of diluted EPS (0.2 million for the three and nine months ended September 30, 2010). These options were anti-dilutive because their exercise price was greater than the average market price of our stock. Also excluded from the computation of diluted EPS for each of the three and nine months ended September 30, 2011 and 2010 are 0.7 million options granted for shares that are issuable upon the achievement of certain market and performance criteria related to our stock price and an annualized rate of return to investors that have not been met at this point.
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
NOTE 17 — SEGMENT REPORTING
Our business segments are based upon our organizational structure which focuses primarily on the services offered and are consistent with the internal reporting that we use to evaluate operating performance and to assess the allocation of our resources by our Chief Executive Officer.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
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
Financial information for our segments is as follows:

	Three Months Ended September 30, 2011
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$82,170	$17,303	$14,827	$(4,507)	$109,793
Cost of Revenue	55,106	12,676	9,700	(4,143)	73,339

Gross Profit	27,064	4,627	5,127	(364)	36,454
Selling, General and Administrative Expenses	4,227	4,268	756	6,078	15,329

Income (Loss) from Operations	22,837	359	4,371	(6,442)	21,125
Other Income (Expense), net	(283)	(9)	(12)	(16)	(320)

Income (Loss) Before Income Taxes	$22,554	$350	$4,359	$(6,458)	$20,805

Transactions with Related Parties:
Revenue	$58,200	$66	$5,561	$—	$63,827

Selling, General and Administrative Expenses	$—	$—	$—	$506	$506

	Nine Months Ended September 30, 2011
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$207,384	$54,779	$41,115	$(11,547)	$291,731
Cost of Revenue	135,670	39,738	26,479	(10,502)	191,385

Gross Profit	71,714	15,041	14,636	(1,045)	100,346
Selling, General and Administrative Expenses	11,663	12,230	3,489	18,105	45,487

Income (Loss) from Operations	60,051	2,811	11,147	(19,150)	54,859
Other Income (Expense), net	340	(27)	(39)	20	294

Income (Loss) Before Income Taxes	$60,391	$2,784	$11,108	$(19,130)	$55,153

Transactions with Related Parties:
Revenue	$150,483	$213	$15,615	$—	$166,311

Selling, General and Administrative Expenses	$—	$—	$—	$1,352	$1,352

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
(continued)

	Three Months Ended September 30, 2010
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$49,523	$18,939	$12,963	$(3,845)	$77,580
Cost of Revenue	31,383	13,870	7,239	(3,579)	48,913

Gross Profit	18,140	5,069	5,724	(266)	28,667
Selling, General and Administrative Expenses	3,899	4,692	1,610	4,529	14,730

Income (Loss) from Operations	14,241	377	4,114	(4,795)	13,937
Other Income (Expense), net	687	(9)	(24)	44	698

Income (Loss) Before Income Taxes	$14,928	$368	$4,090	$(4,751)	$14,635

Transactions with Related Parties:
Revenue	$34,765	$34	$4,660	$—	$39,459

Selling, General and Administrative Expenses	$—	$—	$—	$223	$223

	Nine Months Ended September 30, 2010
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$124,570	$58,875	$37,422	$(10,966)	$209,901
Cost of Revenue	79,588	42,572	20,555	(10,073)	132,642

Gross Profit	44,982	16,303	16,867	(893)	77,259
Selling, General and Administrative Expenses	9,826	12,854	4,040	12,555	39,275

Income (Loss) from Operations	35,156	3,449	12,827	(13,448)	37,984
Other Income (Expense), net	649	(38)	(45)	100	666

Income (Loss) Before Income Taxes	$35,805	$3,411	$12,782	$(13,348)	$38,650

Transactions with Related Parties:
Revenue	$90,749	$110	$13,635	$—	$104,494

Selling, General and Administrative Expenses	$—	$—	$—	$811	$811

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
Overview. This section, beginning on page 23, provides a description of recent developments we believe are important in understanding the results of operations and financial condition or in understanding anticipated future trends.
Consolidated Results of Operations. This section, beginning on page 24, provides an analysis of our consolidated results of operations for the three and nine months ended September 30, 2011 and 2010. In addition, a brief description is provided of significant transactions and events that affect the comparability of results being analyzed.
Segment Results of Operations. This section, beginning on page 29, provides an analysis of each business segment for the three and nine months ended September 30, 2011 and 2010 as well as our Corporate segment. In addition, we discuss significant transactions, events and trends that may affect the comparability of the results being analyzed.
Liquidity and Capital Resources. This section, beginning on page 40, provides an analysis of our cash flows for the nine months ended September 30, 2011 and 2010. We also discuss restrictions on cash movements, future commitments and capital resources.
FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements that relate to, among other things, our future financial and operating results. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms and other comparable terminology including, but not limited to, the following:
•	assumptions related to the sources of liquidity and the adequacy of financial resources;

•	assumptions about our ability to grow our business;

•	assumptions about our ability to improve margins;

•	expectations regarding collection rates and placements in our Financial Services segment;

•	assumptions regarding the impact of seasonality;

•	estimates regarding the calculation of our effective tax rate; and

•	estimates regarding our reserves and valuations.
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
Technology Services: Consists of modular, comprehensive integrated technological solutions for loan servicing, vendor management, invoice presentment and payment as well as providing infrastructure support. In 2011 we began to report our Consumer Analytics group within Technology Services. Previously this group was included in Corporate.
Stock Repurchase Plan
In May 2010, our shareholders authorized us to purchase 15% of our outstanding share capital, or 3.8 million shares of common stock, in the open market. From authorization through September 30, 2011, we have purchased 1.7 million shares of common stock on the open market at an average price of $31.02, leaving 2.1 million shares available for purchase under the program.
Acquisitions
In April 2011, we acquired Springhouse, an appraisal management company that utilizes a nationwide panel of appraisers to provide real estate appraisals principally to mortgage originators, including the members of Lenders One, and real estate asset managers. In July 2011, we acquired the assembled workforce of a sub-contractor in India that performs asset recovery services. See Note 3 to the condensed consolidated financial statements.
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
The following table sets forth information regarding our results of operations for the periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,			Nine Months Ended September 30,
			% Better			% Better
(in thousands, except per share amounts)	2011	2010	/(worse)	2011	2010	/(worse)

Service Revenue	$86,169	$62,159	39	$230,403	$172,725	33
Reimbursable Expenses	21,833	13,369	63	56,933	33,040	72
Cooperative Non-controlling Interest	1,791	2,052	(13)	4,395	4,136	6

Total Revenue	109,793	77,580	42	291,731	209,901	39

Cost of Revenue	73,339	48,913	(50)	191,385	132,642	(44)

Gross Profit	36,454	28,667	27	100,346	77,259	30

Gross Profit/Service Revenue	42%	46%		44%	45%

Selling, General and Administrative Expenses	15,329	14,730	(4)	45,487	39,275	(16)

Income from Operations	21,125	13,937	52	54,859	37,984	44

Income from Operations/Service Revenue	25%	22%		24%	22%

Other Expense, net	(320)	698	(146)	294	666	(56)

Income Before Income Taxes and Non-controlling Interests	20,805	14,635	42	55,153	38,650	43
Income Tax (Provision) Benefit	(1,843)	(2,751)	33	(5,377)	(2,029)	(165)

Net Income	18,962	11,884	60	49,776	36,621	36

Net Income Attributable to Non-controlling Interests	(1,791)	(2,052)	13	(4,395)	(4,136)	(6)

Net Income Attributable to Altisource	$17,171	$9,832	75	$45,381	$32,485	40

Earnings Per Share
Basic	$0.71	$0.39	82	$1.84	$1.30	42

Diluted	$0.67	$0.37	81	$1.76	$1.24	42

Transactions with Related Parties:
Revenue	$63,827	$39,459	62	$166,311	$104,494	59

Selling, General and Administrative Expenses	$506	$223	127	$1,352	$811	67

We recognized $230.4 million of Service Revenue for the nine months ended September 30, 2011, a 33% increase over the prior year. For the quarter, we recognized $86.2 million of Service Revenue, a 19% increase when compared to the quarter ended June 30, 2011. This sequential growth in Service Revenue was primarily due to an increase in the fulfillment of services to properties in pre-foreclosure (e.g., valuation, pre-foreclosure inspections), seasonally higher sales of real estate owned (REO) properties and expansion of insurance services. Sequential growth in Service Revenue for Technology Services improved due to Ocwen’s acquisition of the Litton platform and completion of certain development projects. The decline for Financial Services was principally due to seasonality.
We recognized $45.4 million in Income Attributable to Altisource or $1.76 per diluted share, for the nine months ended September 30, 2011, a 42% increase in diluted earnings per share over the same period in 2010. For the quarter, Income Attributable to Altisource was $17.2 million or $0.67 per diluted share, a 29% increase in diluted earnings per share when compared to the quarter ended June 30, 2011.
Gross margin for the quarter remained flat when compared to the quarter ended June 30, 2011 as the increase in gross margin attributable to Technology Services was offset by a decline in gross margin attributable to Mortgage Services. This was due to Mortgage Services segment’s mix of services delivered and the build out of infrastructure to support Ocwen’s September 1, 2011 boarding of the Litton portfolio. As a result of the boarding of the Litton portfolio, we delivered in the third quarter a proportionately higher percentage of services to homes in pre-foreclosure. For these services, the margins are generally lower. The delivery of pre-foreclosure services, however, is a strong leading indicator of future referrals of higher margin foreclosure and asset management services.
From an operating margin perspective, margins on a consolidated basis improved in the quarter when compared to the quarter ended June 30, 2011 by 300 basis points to 25% of Service Revenue. This reflects faster growth in the higher margin Mortgage Services segment as well as leveraging of the Corporate infrastructure.
For the fourth quarter, Service Revenue should continue to improve when compared to the third quarter based principally upon the expected growth in foreclosure and asset management related referrals.
Revenue
The following table presents our Revenue for the periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,			Nine Months Ended September 30,
			% Better			% Better
(in thousands)	2011	2010	/(worse)	2011	2010	/(worse)

Mortgage Services:
Service Revenue	$58,915	$34,909	69	$147,768	$89,623	65
Reimbursable Expenses	21,464	12,562	71	55,221	30,811	79
Cooperative Non-controlling Interest	1,791	2,052	(13)	4,395	4,136	6

Mortgage Services — Total Revenue	82,170	49,523	66	207,384	124,570	66

Financial Services:
Service Revenue	16,934	18,132	(7)	53,067	56,646	(6)
Reimbursable Expenses	369	807	(54)	1,712	2,229	(23)

Financial Services — Total Revenue	17,303	18,939	(9)	54,779	58,875	(7)

Technology Services	14,827	12,963	14	41,115	37,422	10

Eliminations	(4,507)	(3,845)	(17)	(11,547)	(10,966)	(5)

Total Revenue	$109,793	$77,580	42	$291,731	$209,901	39

Transactions with Related Parties:
Mortgage Services	$58,200	$34,765	67	$150,483	$90,749	66
Financial Services	66	34	94	213	110	94
Technology Services	5,561	4,660	19	15,615	13,635	15

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
The growth in Service Revenue continues to be primarily attributable to Mortgage Services for the periods presented and is the result of the development of mortgage and real estate portfolio management services across our national platform and the growth in loans serviced by Ocwen. The Technology Services segment also benefited from the growth in loans serviced by Ocwen principally due to revenue tied to loan volume. Financial Services revenue declined in both periods presented compared to the same periods in 2010 principally due to a decline in revenues from one of the segment’s largest customers. The decline was in part the result of the client shifting work to our global delivery platform.
Our revenues are seasonal. More specifically, Financial Services revenue tends to be higher in the first quarter and generally declines throughout the year. Mortgage Services revenue is impacted by REO sales which tend to be at their lowest level during fall and winter months and highest during spring and summer months.
Cost of Revenue
Cost of Revenue principally includes payroll and employee benefits associated with personnel employed in customer service and operations roles, fees paid to external providers related to the provision of services, reimbursable expenses, technology and telephony expenses as well as depreciation and amortization of operating assets. The components of Cost of Revenue were as follows for the periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,			Nine Months Ended September 30,
			% Better			% Better
(in thousands)	2011	2010	/(worse)	2011	2010	/(worse)

Compensation and Benefits	$22,497	$15,829	(42)	$59,296	$45,519	(30)
Outside Fees and Services	21,528	15,311	(41)	57,221	41,092	(39)
Reimbursable Expenses	21,834	13,369	(63)	56,934	33,040	(72)
Technology and Communications	5,904	3,198	(85)	13,439	8,845	(52)
Depreciation and Amortization	1,576	1,206	(31)	4,495	4,146	(8)

Cost of Revenue	$73,339	48,913	(50)	$191,385	132,642	(44)

Gross Profit Percentage:
Gross Profit/Service Revenue	42%	46%		44%	45%

For the nine months ended September 30, 2011, our gross margin percentage has remained fairly stable although we have and continue to make significant investments in personnel and technology to support our growth plans. Our gross margins are impacted by the timing and mix of services delivered which, in turn, are impacted by the timing of when loans are boarded by Ocwen. In the third quarter of 2011, we saw a significant increase in services related to homes in pre-foreclosure (e.g., valuation and inspection services) which is typical for newly boarded loan portfolios but for which gross margins are lower when compared to other types of services we deliver within our Mortgage Services segment. The provision of pre-foreclosure services though is generally a leading indicator for default and asset management referrals.
When compared to the same periods in 2010, the substantial increase in Cost of Revenue for the three and nine months ended September 30, 2011 is consistent with the growth in our Mortgage Services segment as we expanded our mortgage and real estate portfolio management services nationally and increased our personnel to support the growth in portfolios serviced by Ocwen.
Compensation and Benefits costs for the quarter ended September 30, 2011 increased sequentially as expected as we hired significant personnel to support the boarding of the Litton portfolio by Ocwen on September 1, 2011 and as we continue to invest in personnel for our new insurance and origination services that are under development and/or roll-out.

Outside Fees and Services reflects external vendor costs for which we are not reimbursed. These costs are principally incurred by our Mortgage Services segment in the provision of valuation and pre-foreclosure services. The increase in both periods presented over the same periods in 2010 reflects the growth in Ocwen’s portfolio. Sequentially, these costs increased due to the delivery of pre-foreclosure services as a result of the boarding of the Litton platform by Ocwen.
Technology and Communication costs continue to increase due to ongoing investment in personnel and licenses to support the growth of the businesses.
Selling, General and Administrative Expenses
Selling, General and Administrative Expenses include payroll, employee benefits, occupancy and other costs associated with personnel employed in executive, sales, marketing, human resources and finance roles. This category also includes professional fees, depreciation and amortization on non-operating assets. The components of Selling, General and Administrative Expenses were as follows for the periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,			Nine Months Ended September 30,
			% Better			% Better
(in thousands)	2011	2010	/(worse)	2011	2010	/(worse)

Compensation and Benefits	$5,530	$5,250	(5)	$17,275	$13,255	(30)
Professional Services	1,479	1,812	18	4,636	5,869	21
Occupancy Related Costs	4,449	4,137	(8)	12,008	9,978	(20)
Amortization of Intangible Assets	1,339	1,450	8	3,952	4,089	3
Depreciation and Amortization	483	598	19	1,679	869	(93)
Other	2,049	1,483	(38)	5,937	5,215	(14)

Total Selling, General & Administrative Expenses	$15,329	$14,730	(4)	$45,487	$39,275	(16)

Operating Percentage:
Income from Operations/Service Revenue	25%	22%		24%	22%

Our operating margin percentage in both periods increased over the same periods in 2010. Selling, General and Administrative costs have stabilized during 2011 even as our businesses have substantially grown. Thus leveraging of our Corporate infrastructure costs along with growth in our more profitable segments has contributed to the increase in margins.

Income Before Income Tax
The following table presents income before income tax including the amount attributable to Altisource by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010

Mortgage Services:
Income Before Income Taxes	$22,554	$14,928	$60,391	$35,805
Non-controlling Interests	(1,791)	(2,052)	(4,395)	(4,136)

Pretax Income	$20,763	$12,876	$55,996	$31,669
As Percent of Service Revenue	35%	37%	38%	35%

Financial Services:
Income Before Income Taxes	$350	$368	$2,784	$3,411
As Percent of Service Revenue	2%	2%	5%	6%

Technology Services:
Income Before Income Taxes	$4,359	$4,090	$11,108	$12,782
As Percent of Revenue	29%	32%	27%	34%

Corporate:
Loss Before Income Taxes	$(6,458)	$(4,751)	$(19,130)	$(13,348)

Consolidated:
Income Before Income Taxes	$20,805	$14,635	$55,153	$38,650
Non-controlling Interests	(1,791)	(2,052)	(4,395)	(4,136)

Pretax Income	$19,014	$12,583	$50,758	$34,514

As Percent of Service Revenue	22%	20%	22%	20%

On a consolidated basis, income before income tax attributable to Altisource grew in both periods over the same periods in 2010 principally as a result of the development of mortgage and real estate portfolio management services and the growth of Ocwen’s servicing portfolio.
Income Tax Provision
The Company recognized an income tax provision of $5.4 million for the nine months ended September 30, 2011 representing an effective tax rate of 9.7%. The income tax provision computed by applying the Luxembourg statutory tax rate of 28.8% differs from the effective tax rate primarily because of the effect of a favorable tax ruling as well as the mix of income and losses in multiple taxing jurisdictions.

SEGMENT RESULTS OF OPERATIONS
The following section provides a discussion of pretax results of operations of our business segments for the three and nine months ended September 30, 2011 and 2010. Transactions between segments are accounted for as third-party arrangements for purposes of presenting Segment Results of Operations. Intercompany transactions primarily consist of information technology infrastructure services and charges for the use of certain REALSuite applications from our Technology Service segment to our other two segments. Generally, we reflect these charges within technology and communication in the segment receiving the services, except for consulting services, which we reflect in professional services.
Financial information for our segments is as follows:

	Three Months Ended September 30, 2011
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$82,170	$17,303	$14,827	$(4,507)	$109,793
Cost of Revenue	55,106	12,676	9,700	(4,143)	73,339

Gross Profit	27,064	4,627	5,127	(364)	36,454
Selling, General and Administrative Expenses	4,227	4,268	756	6,078	15,329

Income (Loss) from Operations	22,837	359	4,371	(6,442)	21,125
Other Income (Expense), net	(283)	(9)	(12)	(16)	(320)

Income (Loss) Before Income Taxes	$22,554	$350	$4,359	$(6,458)	$20,805

Transactions with Related Parties:
Revenue	$58,200	$66	$5,561	$—	$63,827

Selling, General and Administrative Expenses	$—	$—	$—	$506	$506

	Nine Months Ended September 30, 2011
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$207,384	$54,779	$41,115	$(11,547)	$291,731
Cost of Revenue	135,670	39,738	26,479	(10,502)	191,385

Gross Profit	71,714	15,041	14,636	(1,045)	100,346
Selling, General and Administrative Expenses	11,663	12,230	3,489	18,105	45,487

Income (Loss) from Operations	60,051	2,811	11,147	(19,150)	54,859
Other Income (Expense), net	340	(27)	(39)	20	294

Income (Loss) Before Income Taxes	$60,391	$2,784	$11,108	$(19,130)	$55,153

Transactions with Related Parties:
Revenue	$150,483	$213	$15,615	$—	$166,311

Selling, General and Administrative Expenses	$—	$—	$—	$1,352	$1,352

	Three Months Ended September 30, 2010
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$49,523	$18,939	$12,963	$(3,845)	$77,580
Cost of Revenue	31,383	13,870	7,239	(3,579)	48,913

Gross Profit	18,140	5,069	5,724	(266)	28,667
Selling, General and Administrative Expenses	3,899	4,692	1,610	4,529	14,730

Income (Loss) from Operations	14,241	377	4,114	(4,795)	13,937
Other Income (Expense), net	687	(9)	(24)	44	698

Income (Loss) Before Income Taxes	$14,928	$368	$4,090	$(4,751)	$14,635

Transactions with Related Parties:
Revenue	$34,765	$34	$4,660	$—	$39,459

Selling, General and Administrative Expenses	$—	$—	$—	$223	$223

	Nine Months Ended September 30, 2010
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$124,570	$58,875	$37,422	$(10,966)	$209,901
Cost of Revenue	79,588	42,572	20,555	(10,073)	132,642

Gross Profit	44,982	16,303	16,867	(893)	77,259
Selling, General and Administrative Expenses	9,826	12,854	4,040	12,555	39,275

Income (Loss) from Operations	35,156	3,449	12,827	(13,448)	37,984
Other Income (Expense), net	649	(38)	(45)	100	666

Income (Loss) Before Income Taxes	$35,805	$3,411	$12,782	$(13,348)	$38,650

Transactions with Related Parties:
Revenue	$90,749	$110	$13,635	$—	$104,494

Selling, General and Administrative Expenses	$—	$—	$—	$811	$811

Mortgage Services
The following table presents our results of operations for our Mortgage Services segment for the three and nine months ending September 30:

	Three Months Ended September 30,			Nine Months Ended September 30,
			% Better			% Better
(in thousands)	2011	2010	/(worse)	2011	2010	/(worse)

Service Revenue	$58,915	$34,909	69	$147,768	$89,623	65
Reimbursable Expenses	21,464	12,562	71	55,221	30,811	79
Cooperative Non-controlling Interest	1,791	2,052	(13)	4,395	4,136	6

Total Revenue	82,170	49,523	66	207,384	124,570	66
Cost of Revenue	55,106	31,383	(76)	135,670	79,588	(70)

Gross Profit	27,064	18,140	49	71,714	44,982	59

Gross Profit/Service Revenue	46%	52%		49%	50%

Selling, General and Administrative Expenses	4,227	3,899	(8)	11,663	9,826	(19)

Income from Operations	$22,837	$14,241	60	$60,051	$35,156	71

Income from Operations/Service Revenue	39%	41%		41%	39%

Transactions with Related Parties Included Above:
Revenue	$58,200	$34,765	67	$150,483	$90,749	66

Our Mortgage Services segment continues to be the primary driver of growth for both year to date and quarterly results. As previously discussed, in 2011 we reorganized our reporting structure in that certain services that were originally part of Component Services and Other are now classified as part of Customer Relationship Management in our Financial Services segment.
The growth in Mortgage Services in both periods presented over the same periods in 2010 was due to the development of mortgage and real estate portfolio services and growth in the loan portfolio serviced by Ocwen. On average, Ocwen serviced 482,973 loans for the nine months ended September 30, 2011 compared to 373,248 for the nine months ended September 30, 2010. The growth in loans was principally driven by Ocwen’s acquisition of the HomEq portfolio which boarded on REALServicing in September 2010 and the Litton portfolio which was partially boarded on September 1, 2011. We expect the remaining loans associated with the Litton portfolio to board on REALServicing in November 2011.
Sequentially, Service Revenue increased $13.4 million or 29% with each service group recognizing an increase in the quarter. Closing and insurance services recorded the most significant increases in Service Revenue sequentially driven by the development of services and increase in title searches attributable to pre-foreclosure activities. Additionally, asset management services and valuation services benefited from services attributable to pre-foreclosure activities. We continued to see elevated levels of REO sales as a result of seasonality and on-going process improvements meant to reduce the time to sell an REO.

An initiative for 2011 is the formation of Correspondent One which provides members of Lenders One additional avenues to sell loans beyond Lenders One’s preferred investor arrangements and the members’ own network of loan buyers. We anticipate this will result in improved capital markets execution for the members and facilitate the sale of our services to the members. As of July 2011, we fulfilled our funding obligations to Correspondent One and account for such investment under the equity method. In the third quarter of 2011, we recognized a net loss of $0.4 million attributable to Correspondent One. We expect Correspondent One to incur losses until the second half of 2012.
We continue to believe the development of origination services is important to balancing our service offerings and have invested significantly in personnel, technology and management to ensure we can perform these services in-line with customer expectations. When appropriate, we will consider small complementary acquisitions similar in nature to the second quarter acquisition of Springhouse to facilitate the growth of origination services. We will continue to leverage our global delivery model and our experience with technological based solutions, econometrics and behavioral science. These investments, the mix of services provided and the need to hire employees and lease facilities in advance of expected business referral growth, could limit our ability in the near term to significantly expand Mortgage Services margins calculated based upon Service Revenue.
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
			% Better			% Better
(in thousands)	2011	2010	/(worse)	2011	2010	/(worse)

Service Revenue
Asset Management Services	$18,281	$10,450	75	$45,122	$25,171	79
Origination Management Services	4,760	4,802	(1)	13,073	10,688	22
Residential Property Valuation	13,188	8,796	50	33,257	22,952	45
Closing and Insurance Services	15,013	6,359	136	34,505	17,703	95
Default Management Services	7,673	4,502	70	21,811	13,109	66

Total Service Revenue	58,915	34,909	69	147,768	89,623	65

Reimbursable Expenses:
Asset Management Services	20,643	11,899	73	52,288	29,027	80
Default Management Services	821	561	46	2,933	1,609	82
Closing and Insurance Services	—	102	(100)	—	175	(100)

Total Reimbursable Expenses	21,464	12,562	71	55,221	30,811	79

Non-controlling Interests:	1,791	2,052	(13)	4,395	4,136	6

Total Revenue	$82,170	$49,523	66	$207,384	$124,570	66

Transactions with Related Parties:
Asset Management Services	$38,924	$21,250	83	$97,410	$53,099	83
Residential Property Valuation	12,158	8,729	39	31,358	22,182	41
Closing and Insurance Services	4,557	3,428	33	13,140	10,818	21
Default Management Services	2,561	1,358	89	8,575	4,650	84

Total	$58,200	$34,765	67	$150,483	$90,749	66

In our Mortgage Services segment, we generate the majority of our revenue by providing outsourced services that span the lifecycle of a mortgage loan primarily for Ocwen or with respect to the loan portfolio serviced by Ocwen. In addition to our relationship with Ocwen, we have longstanding relationships with some of the leading capital markets firms, commercial banks, hedge funds, insurance companies, and lending institutions.
Asset Management Services. Asset Management Services principally include property preservation, property inspection, REO asset management and REO brokerage. Asset Management Services has been the largest contributor to Service Revenue growth year to date which reflects increased sales of REO properties, increased number of properties for which we provide property preservation services and an increase in pre-foreclosure inspection services. We expect to receive additional property preservation and brokerage referrals beginning in the fourth quarter as a result of Ocwen’s recent acquisition of the Litton portfolio for which the revenue will begin to be recognized in the 2012.

Origination Management Services. Origination Management Services includes MPA and our developing fulfillment business. The increase year over year is principally due to the inclusion of MPA’s results for an entire period in 2011 as compared to a partial period in 2010 from the date of acquisition. Sequentially, Revenue increased due to the performance of MPA and the slow but incremental roll-out of new origination services. For the nine months ended September 30, 2011, MPA experienced a net increase of 26 members (net increase of 12 members in the third quarter) and as of September 30, 2011 had 202 members.
Residential Property Valuation. The increase in both periods presented as compared to the same periods in 2010 was primarily a result of Ocwen’s residential loan portfolio growth and to a lesser degree results from the Springhouse acquisition in April 2011. Sequentially, Revenue increased significantly as expected due to Ocwen’s recent acquisition of the Litton portfolio and the aforementioned acquisition of Springhouse. We expect elevated levels of valuation referrals to continue into the fourth quarter.
Closing and Insurance Services. Closing and Insurance Services principally consists of title search, title agency and insurance services. During 2011, we remain focused on increasing our referral capture rate in our operational states and rolling out insured title services nationwide, similar to what we accomplished with our title search and asset management businesses in 2010. The continued focus on completing the rollout drove the year over year increase. Sequentially, Revenue increased principally as we continue to expand our title agency and other insurance services offerings.
Default Management Services. We provide non-legal back-office support for foreclosure, bankruptcy and eviction attorneys as well as foreclosure trustee services. The increase in both periods presented as compared to the same periods in 2010 was a result of our continued rollout of a national platform as well as Ocwen’s servicing portfolio growth. Sequentially, we saw an increase in Revenue primarily due to an increase in foreclosure referrals received in the second quarter. We expect referrals to further increase late in the fourth quarter due to the addition of Litton. These referrals will translate into revenue in the first half of 2012.
Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
			% Better			% Better
(in thousands)	2011	2010	/(worse)	2011	2010	/(worse)

Expenditures	$14,216	$7,287	(95)	$33,498	$19,343	(73)
Outside Fees and Services	19,426	11,534	(68)	46,951	29,434	(60)
Reimbursable Expenses	21,464	12,562	(71)	55,221	30,811	(79)

Cost of Revenue	$55,106	$31,383	(76)	$135,670	$79,588	(70)

Gross Margin Percentage:
Gross Profit/Service Revenue	46%	52%		49%	50%

Expenditures, which consists primarily of compensation and technology costs, increased in both periods presented as compared to the same periods in 2010 due to the growth in default oriented mortgage services. Sequentially, Expenditures increased principally as a result of employee costs to support the roll-out of our title agency operations, development of origination services and hiring of employees to support expected growth. We would expect Expenditures to continue to increase in the fourth quarter as we continue to hire to support anticipated growth in referrals.
Outside Fees and Services increased over the same periods in 2010 due to the increase in default oriented services for the periods presented. Sequentially, Outside Fees and Services increased principally due to the provision of pre-foreclosure related services (e.g., valuation, property inspection services) for which vendor costs are generally not considered reimbursable expenses. We anticipate that Outside Fees and Services will continue to increase in the fourth quarter given the recent boarding of loans associated with the Litton platform and the subsequent boarding on to REALServicing of the remaining Litton loans in November.
Several factors impact our gross margins from period to period including seasonality, the mix of services delivered, timing of investments in new services, hiring of staff and leasing of facilities in advance of new business and the timing of when loans are boarded by our customers. Sequentially, our gross margin decreased principally as a result of increased Outside Fees and Services attributable to pre-foreclosure activities for which we earn a lower margin when compared to other services offered.

Selling, General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
			% Better			% Better
(in thousands)	2011	2010	/(worse)	2011	2010	/(worse)

Total Selling, General and Administrative Expenses	$4,227	$3,899	(8)	$11,663	$9,826	(19)

Operating Percentage:
Income from Operations/Service Revenue	39%	41%		41%	39%

Selling, General and Administrative Expenses increased in both periods presented over the same periods in 2010 principally due to the exponential growth in the segment which required investments in facilities, technology and other general and administrative costs. Sequentially, Selling, General and Administrative Expenses increased primarily due to reduced reserves for bad debt, reversal of stock compensation expense due to the departure of certain executives and lower expenses for professional services in the second quarter. Selling, General and Administrative Expenses for the third quarter in 2011 are consistent with the first quarter. As this segment continues to grow, we should begin to leverage Selling, General and Administrative Expenses resulting in increased margins.
Financial Services
The following table presents our results of operations for our Financial Services segment for the three and nine months ending September 30:

	Three Months Ended September 30,			Nine Months Ended September 30,
			% Better			% Better
(in thousands)	2011	2010	/(worse)	2011	2010	/(worse)

Service Revenue	$16,934	$18,132	(7)	$53,067	$56,646	(6)
Reimbursable Expenses	369	807	(54)	1,712	2,229	(23)

Total Revenue	17,303	18,939	(9)	54,779	58,875	(7)

Cost of Revenue	12,676	13,870	9	39,738	42,572	7

Gross Profit	4,627	5,069	(9)	15,041	16,303	(8)

Gross Profit/Service Revenue	27%	28%		28%	29%

Selling, General and Administrative Expenses	4,268	4,692	9	12,230	12,854	5

Income from Operations	$359	$377	(5)	$2,811	$3,449	(18)

Income from Operations/Service Revenue	2%	2%		5%	6%

Transactions with Related Parties Above:
Revenue	$66	$34	94	$213	$110	94

As discussed above, Customer Relationship Management now includes certain services that were originally recorded as part of Mortgage Services.
Financial Services revenue declined in both periods as compared to the same periods in 2010 due to a decline in revenues attributable to asset recovery management and primarily from one of the segment’s largest customers. The decline was in part (i) a result of the client shifting work to the Company’s global delivery platform which resulted in lower revenue and (ii) the general economic environment which has kept collection rates depressed. This decline was partially offset by growth in new asset recovery management accounts and growth in customer relationship management revenues. Sequentially, Revenue was down due principally to seasonality associated with asset recovery management services, partially offset by a sequential increase in customer relationship management revenues.
Our new leadership team is focused on disciplined floor management and cost containment as well as improving the analytics to determine which accounts to contact, what offer to make and what to say. In addition, we are focused on delivering more services over our global delivery platform, expanding our quality initiatives and investing in new technology.
In July 2011, we purchased the assembled workforce of a sub-contractor in India that performs asset recovery services. For periods prior to the acquisition, the costs paid to the sub-contractor were included as a component of Outside Fees and Services. Since acquisition, the costs have been recorded as employee costs, technology or occupancy as appropriate which has resulted in some movement between Cost of Revenue and Selling, General and Administrative Expense categories.
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
			% Better			% Better
(in thousands)	2011	2010	/(worse)	2011	2010	/(worse)

Service Revenue
Asset Recovery Management	$8,778	$10,735	(18)	$29,220	$34,708	(16)
Customer Relationship Management	8,156	7,397	10	23,847	21,938	9

Total Service Revenue	16,934	18,132	(7)	53,067	56,646	(6)

Reimbursable Expenses:
Asset Recovery Management	369	807	(54)	1,712	2,229	(23)

Total Reimbursable Expenses	369	807	(54)	1,712	2,229	(23)

Total Revenue	$17,303	$18,939	(9)	$54,779	$58,875	(7)

Transactions with Related Parties:
Asset Recovery Management	$66	$34	94	$213	$110	94

In our Financial Services segment, we generate revenue from asset recovery services and customer relationship management.
Asset Recovery Management. Our revenue associated with contingency collections declined in both periods when compared to the same periods in 2010 due to a decline in revenue from one of the segment’s largest customers. The decline was in part a result of the client shifting work to the Company’s global delivery platform which resulted in lower revenue although generally at higher margins. In general, we have seen improved performance of our collectors which we believe will translate into increased placements in the future should such performance continue.
Customer Relationship Management. Our revenue associated with customer relationship management increased in both periods as compared to the same periods in 2010 as a result of increased services to two key customers. We recently strengthened the management team for customer relationship services with the intention of growing these services.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
			% Better			% Better
(in thousands)	2011	2010	/(worse)	2011	2010	/(worse)

Expenditures	$10,435	$9,287	(12)	$28,241	$28,685	2
Outside Fees and Services	1,872	3,776	50	9,785	11,658	16
Reimbursable Expenses	369	807	54	1,712	2,229	23

Cost of Revenue	$12,676	$13,870	9	$39,738	$42,572	7

Gross Margin Percentage:
Gross Profit/Service Revenue	27%	28%		28%	29%

Our gross margin increased sequentially from 26% to 27% principally as a result of the acquisition of Tracmail which resulted in changes to how costs were categorized since the date of acquisition. When compared to the same periods in 2010, Expenditures in both periods declined principally as a result of lower employee costs as we expanded the use of our global delivery footprint.
Selling, General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
			% Better			% Better
(in thousands)	2011	2010	/(worse)	2011	2010	/(worse)

Total Selling, General and Administrative Expenses	$4,268	$4,692	9	$12,230	$12,854	5

Operating Percentage:
Income from Operations/Service Revenue	2%	2%		5%	6%

Selling, General and Administrative Expenses in both periods decreased slightly compared to the same periods in 2010 principally as a result of reduced legal costs. Sequentially, Selling, General and Administrative Expenses increased due to the previously mentioned acquisition and its impact on cost classifications.

Technology Services
The following table presents our results of operations for our Technology Services segment for the three and nine months ending September 30:

	Three Months Ended September 30,			Nine Months Ended September 30,
			% Better			% Better
(in thousands)	2011	2010	/(worse)	2011	2010	/(worse)

Revenue	$14,827	$12,963	14	$41,115	$37,422	10
Cost of Revenue	9,700	7,239	(34)	26,479	20,555	(29)

Gross Profit	5,127	5,724	(10)	14,636	16,867	(13)

Gross Profit/Revenue	35%	44%		36%	45%

Selling, General and Administrative Expenses	756	1,610	53	3,489	4,040	14

Income from Operations	$4,371	$4,114	6	$11,147	$12,827	(13)

Income from Operations/Revenue	29%	32%		27%	34%

Transactions with Related Parties Above:
Revenue	$5,561	$4,660	19	$15,615	$13,635	15

The primary focus of the Technology Services segment today is to support the growth of Mortgage Services and Ocwen. In addition, Technology Services is assisting in the cost reduction and quality initiatives on-going within the Financial Services segment. In 2011, we are expending significant resources, principally personnel costs and external consulting costs to accomplish three key objectives:
•	The re-architecture and enhancement of our REALSuite of services;
•	The deployment of business process management and business intelligence reporting systems to more effectively and efficiently manage our operations; and
•	The development and early stage incubation of technology solutions.
Effective January 1, 2011, we modified our pricing for IT Infrastructure Services within our Technology Services segment from a model based principally on headcount to a fully loaded costs plus mark-up methodology. This new model applies to the infrastructure amounts charged to Ocwen as well as internal allocations of infrastructure costs.

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
			% Better			% Better
(in thousands)	2011	2010	/(worse)	2011	2010	/(worse)

Revenue:
REALSuite	$8,964	$7,864	14	$25,395	$22,415	13
IT Infrastructure Services	5,863	5,099	15	15,720	15,007	5

Total Revenue	$14,827	$12,963	14	$41,115	$37,422	10

Transactions with Related Parties:
REALSuite	3,493	2,744	27	9,506	7,952	20
IT Infrastructure Services	2,068	1,916	8	6,109	5,683	7

Revenue	$5,561	$4,660	19	$15,615	$13,635	15

REALSuite. Our REALSuite revenue is primarily driven by our REALServicing® product which is our comprehensive residential loan servicing platform. The primary driver for the growth in revenue is the increase in Ocwen’s residential loan portfolio.
IT Infrastructure Services. Our IT infrastructure services revenues in both periods were generally declining when compared to the same periods in 2010 due to our change in pricing for infrastructure services; however this trend reversed in the third quarter 2011 as a result of the growth in Ocwen’s personnel as its servicing business has grown. Mark-ups for infrastructure services are based upon economic studies performed that are generally consistent with our transfer pricing methodology.
Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
			% Better			% Better
(in thousands)	2011	2010	/(worse)	2011	2010	/(worse)

Cost of Revenue	$9,700	$7,239	(34)	$26,479	$20,555	(29)

Gross Margin Percentage:
Gross Profit/Total Revenue	35%	44%		36%	45%

Our gross margin declined to 36% for the nine months ended September 30, 2011 as we now report our Consumer Analytics group within Technology Services during 2011 (previously reported in our Corporate Segment). Our Consumer Analytics group seeks to expand our use of behavioral sciences by building proprietary algorithms and psychologically-optimized communications through a customized technology platform. In addition, we have seen an increase in licensing fees given the increase in personnel both at Ocwen and Altisource.

Selling, General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
			% Better			% Better
(in thousands)	2011	2010	/(worse)	2011	2010	/(worse)

Total Selling, General and Administrative Expenses	$756	$1,610	53	$3,489	$4,040	14

Operating Percentage:
Operating Income/Total Revenue	29%	32%		27%	34%

Selling, General and Administrative Expenses decreased sequentially principally as a result of reduction in bad debt reserves due to improved collections. This as well as the increase in Revenues led to a significant increase in sequential margins.
Corporate
Our Corporate Segment includes costs related to corporate support functions such as finance, legal, human resources, compliance and quality assurance.

	Three Months Ended September 30,			Nine Months Ended September 30,
			% Better			% Better
(in thousands)	2011	2010	/(worse)	2011	2010	/(worse)

Total Selling, General and Administrative Expenses	$6,078	$4,529	(34)	$18,105	$12,555	(44)

Corporate costs rose throughout 2010 as we invested in staff to support our growing operations.
During 2011, we hired additional resources principally focused on legal, compliance and quality assurance. In addition, lease costs increased related to the build out of new facilities to support the growth we expect from Ocwen’s acquisition of the Litton portfolio. Typically, we include new leases costs within Corporate until the facility is put into use at which time the prospective lease cost is included within the appropriate segment. Lastly, we continue to invest in an enterprise resource planning system that we expect will increase the quality of our support functions and over time reduce costs. When compared to the second quarter, corporate costs remained flat.

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
In May 2010, our shareholders authorized us to purchase up to 3.8 million shares of our common stock in the open market. Through September 30, 2011, we purchased 1.7 million shares of our common stock on the open market at an average price of $31.02, leaving 2.1 million shares still available for purchase under the program.
Cash Flows
The following table presents our cash flows for the nine months ended September 30:

	Nine Months Ended September 30,
			%
(dollars in thousands)	2011	2010	Better/(worse)

Net Income Adjusted for Non-Cash Items	$62,757	$46,819	34
Working Capital	5,994	(13,558)	144

Cash Flow from Operating Activities	68,751	33,261	107
Cash Flow from Investing Activities	(28,983)	(35,744)	19
Cash Flow from Financing Activities	(40,652)	(4,936)	N/M

Net Change in Cash	(884)	(7,419)	88
Cash at Beginning of Period	22,134	30,456	(27)

Cash at End of Period	$21,250	$23,037	(8)

N/M — Not meaningful.
Cash Flow from Operating Activities
Cash flow from operating activities consists of two components: (i) net income adjusted for depreciation, amortization and certain other non-cash items and (ii) working capital. In 2011, we generated $68.8 million in positive cash flow from operations or approximately $0.30 per every dollar of Service Revenue. This primarily reflects our profitability adjusted for non-cash items in the period primarily as a result of our year-over-year growth in mortgage related services.
Cash Flow from Investing Activities
During the nine months ended September 30, 2011, we invested $15.0 million in Correspondent One to facilitate the establishment of this business. In 2011, we acquired Springhouse for net consideration of $1.8 million and Tracmail for net consideration of $0.7 million. We estimate our capital expenditures for the full year 2011 to be at the lower end of our previously provided range of $16 million to $18 million. Our cash flow from investing activities in 2010 includes the acquisition of MPA for which the purchase consideration included $29.0 million in cash.
Cash Flow from Financing Activities
Cash flow from financing activities in 2011 primarily includes activity associated with stock option exercises, share repurchases and payments to non-controlling interests as a result of the acquisition of MPA. We utilized significantly more cash in 2011 from financing activities as a result of our stock repurchase program. In the third quarter, we returned $22.9 million to shareholders through our stock repurchase program.
Liquidity Requirements after September 30, 2011
During the fourth quarter, we expect to distribute $1.8 million to the Lenders One members representing non-controlling interests. Between October 1 and 21, 2011, we purchased 0.1 million shares at a total cost of $4.1 million.
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
Contractual Obligation, Commitments and Contingencies
For the nine months ended September 30, 2011, there were no significant changes to our contractual obligations from those identified in our Form 10-K for the fiscal year ended December 31, 2010, other than those which occur in the normal course of business (primarily the addition of operating leases due to our growth). See also Note 16 to the condensed consolidated financial statements.
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
Our critical accounting policies are described in the MD&A section in our Form 10-K for the year ended December 31, 2010. Such policies have not changed during the quarter ended September 30, 2011.
OTHER MATTERS
Related Party — Ocwen
For the nine months ended September 30, 2011, approximately $150.5 million of the Mortgage Services ($58.2 million for the third quarter), $0.2 million ($0.1 million for the third quarter) of the Financial Services and $15.6 million ($5.5 million for the third quarter) of the Technology Services segment revenue were from services provided to Ocwen or sales derived from Ocwen’s loan servicing portfolio. Services provided to Ocwen included residential property valuation, real estate asset management and sales, trustee management services, property inspection and preservation, closing and title services, charge-off second mortgage collections, core technology back office support and multiple business technologies including our REALSuite of products. We provided all services at rates we believe to be comparable to market rates.
In connection with the Separation, Altisource and Ocwen entered into a Transition Services agreement under which services in such areas as human resources, vendor management, corporate services, six sigma, quality assurance, quantitative analytics, treasury, accounting, risk management, legal, strategic planning, compliance and other areas are provided to the counterparty for up to two years from the date of Separation. For the nine months ended September 30, 2011 and 2010, Altisource billed Ocwen $1.7 million and $1.2 million respectively ($0.8 million and $0.5 million for the third quarter of 2011 and 2010, respectively), and Ocwen billed Altisource $1.4 million and $0.8 million respectively ($0.5 million and $0.2 million for the third quarter of 2011 and 2010, respectively) for services provided under this agreement. These amounts are reflected as a component of Selling, General and Administrative Expenses in the Condensed Consolidated Statements of Operations.

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
b)	Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ending September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Equity Securities purchased by us
The following table presents information related to our repurchases of our equity securities during the three months ended September 30, 2011:

			Total number	Maximum
			of shares	number
			purchased as	of shares
			part of	that may
			publicly	yet be
	Total	Weighted	announced	purchased
	number of	average	plans	under the
	shares	price paid	or	plans or
Period	purchased(1)	per share	programs(2)	programs

Common shares:
July 1 – 31, 2011	89,459	$37.01	89,459	2,655,074
August 1 – 31, 2011	256,091	32.26	245,003	2,410,071
September 1 – 30, 2011	310,000	35.59	310,000	2,100,071

Total common shares	655,550	$34.48	644,462	2,100,071

(1)	Includes shares withheld from employees to satisfy tax withholding obligations that arose from the exercise of stock options.

(2)	In the second quarter of 2010, our shareholders authorized us to purchase up to 3.8 million shares of our common stock in the open market.

Item 3.	Defaults upon Senior Securities. None

Item 4.	(Removed and Reserved)

Item 5.	Other Information. None

Item 6.	Exhibits.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010; (iii) Condensed Consolidated Statements of Equity for the nine months ended September 30, 2011 and 2010; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (iv) Notes to Condensed Consolidated Financial Statements (As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Act of 1934)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A. (Registrant)
Date: October 27, 2011	By:	/s/ Robert D. Stiles
Robert D. Stiles
Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)