Form 10-K
period 2011-12-31
Altisource Portfolio Solutions S.A.
filed 2012-02-16
CIK 1462418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2011 was $662,418,290 based on the closing share price as quoted on the NASDAQ Global Market on that day and the assumption that all directors and executive officers of the Company, and their families, are affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of January 31, 2012, there were 23,405,123 outstanding shares of the Registrant’s shares of beneficial interest (excluding 2,007,625 shares held as treasury stock).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Commission pursuant to Regulation 14A in connection with the registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2011.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements may relate to, among other things, future events or our future performance or financial condition. Words such as “anticipate”, “intend”, “expect”, “may”, “could”, “should”, “would”, “plan”, “estimate”, “seek”, “believe” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are not guarantees of future performance and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the risks discussed in Item 1A of Part 1 “Risk Factors”. We caution you not to place undue reliance on these forward-looking statements which reflect our view only as of the date of this report. We are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any such statement is based.

PART I

Except as otherwise indicated or unless the context requires otherwise, “Altisource™,” “we,” “us,” “our” and the “Company” refer to Altisource Portfolio Solutions S.A., a Luxembourg société anonyme, or public limited company, and its wholly-owned subsidiaries.

ITEM 1.	BUSINESS

The Company

Altisource Portfolio Solutions S.A., together with its subsidiaries, is a provider of services focused on high value, technology-enabled, knowledge-based functions principally related to real estate and mortgage portfolio management, asset recovery and customer relationship management. We enable our clients to achieve their goals by leveraging our process management, innovative technology, econometrics and consumer behavior practice and high-quality, cost effective global human resources.

We are publicly traded on the NASDAQ Global Select Market under the symbol ASPS. We were incorporated under the laws of Luxembourg on November 4, 1999 as Ocwen Luxembourg S.à r.l., renamed Altisource Portfolio Solutions S.à r.l. on May 12, 2009 and converted into Altisource Portfolio Solutions S.A. on June 5, 2009. On August 10, 2009, we became a stand-alone public company in connection with our separation from Ocwen Financial Corporation (“Ocwen®”) (the “Separation”). Prior to the date of Separation, our businesses were wholly-owned subsidiaries of Ocwen.

2011 Achievements

During 2011, we achieved several milestones:

•	Recognized revenue of $423.7 million, representing a 41% increase over the year-ended December 31, 2010.

•	Recognized Service Revenue of $334.8 million representing a 36% increase over the year-ended December 31, 2010.

•	Recognized diluted earnings per share of $2.77 representing a 47% increase over the year-ended December 31, 2010.

•	Generated $111.6 million of operating cash flow representing on average $0.33 for every dollar of Service Revenue generated.

In addition, we sought to strategically deploy cash generated during 2011 to either facilitate long-term growth or return such cash to shareholders:

•	Returned $61.1 million to shareholders through the repurchase of 1.6 million shares under the stock repurchase program at an average price of $37.57 per share.

•

Expended $16.4 million on capital projects to facilitate the growth of operations, primarily as a result of the continued growth of the residential loan servicing portfolio of Ocwen, our largest customer.

•

Invested $15.0 million in Correspondent One S.A. (“Correspondent™”), an equity method investment. Correspondent One facilitates the purchase of closed conforming and government guaranteed residential mortgages from approved mortgage bankers. Correspondent One provides members of the Lenders One Mortgage Cooperative (“Lenders One®”), a national alliance of independent mortgage bankers which we manage, additional avenues to sell loans beyond Lenders One’s preferred investor arrangements and the members’ own network of loan buyers.

•

Acquired Springhouse, LLC (“Springhouse™”) an appraisal management company that utilizes a nationwide panel of appraisers to provide appraisals principally to mortgage originators and real estate managers.

•	Acquired the assembled workforce of a sub-contractor (“Tracmail”) in India that performs asset recovery services.

Reportable Segments

We classify our businesses into three reportable segments:

•	Mortgage Services consists of mortgage portfolio management services that span the mortgage lifecycle from origination through real estate owned (REO) asset management and sale;

•	Financial Services principally consists of unsecured asset recovery and customer relationship management; and

•

Technology Services consists of modular, comprehensive integrated technological solutions for loan servicing, vendor management and invoice presentment and payment as well as providing infrastructure support.

In addition, our Corporate Items and Eliminations segment includes eliminations of transactions between the reporting segments and also includes costs recognized by us related to corporate support functions such as executive, finance, legal, human resources, vendor management and six sigma.

We conduct portions of our operations in all 50 states and in three countries outside of the United States.

Mortgage Services

Our Mortgage Services segment continues to be the primary driver of growth. This segment generates revenue principally by providing services that loan originators and loan servicers typically outsource to third parties. Our services are provided using our national platform and span the lifecycle of a mortgage loan. Our services are primarily centered on our relationship with Ocwen, but we also have longstanding relationships with some of the leading capital market firms, commercial banks, hedge funds, insurance companies and lending institutions.

Our services typically begin with a default management referral from a customer which results in a pre-foreclosure title search, property inspection services and non-legal back-office support services in connection with managing foreclosures. Upon receipt of an asset management referral after a property has been foreclosed, we provide REO preservation, REO asset management, REO valuation, REO brokerage, REO closing and REO title insurance services.

While our initial focus has principally been related to default services, we are also committed to developing our services to support mortgage originators and correspondent lenders. In February 2010, we acquired the Mortgage Partnership of America, L.L.C. (“MPA™”). MPA is the manager of a national alliance of community mortgage bankers and correspondent lenders which does business as Lenders One. We believe MPA’s 210 plus member companies originated approximately 8% of the total U.S. residential mortgage originations in 2011. Further, in 2011, we co-formed Correspondent One which once fully operational will provide members of Lenders One additional avenues to sell their loans beyond Lenders One’s preferred investor arrangements and the members’ own network of loan buyers. We anticipate this will result in improved profitability for the members and facilitate the sale of our services to the members.

In 2011, we reorganized our reporting structure within this segment in that certain services originally part of Component Services and Other are now classified as part of Customer Relationship Management in our Financial Services segment. Following this change, Component Service and Other was renamed Origination Management Services. Prior periods have been recast to conform to the current year presentation.

The table below presents revenues for our Mortgage Services segment for the past three annual periods:

	September 30,	September 30,	September 30,
	For the Years Ended December 31,
(in thousands)	2011	2010	2009

Revenue:
Asset Management Services	$141,486	$78,999	$30,464
Origination Management Services	25,566	22,835	3,899
Residential Property Valuation	51,785	33,502	26,800
Closing and Insurance Services	56,612	28,056	17,444
Default Management Services	36,472	23,741	9,194

Total Revenue	$311,921	$187,133	$87,801

Transactions with Related Parties:
Asset Management Services	$136,685	$78,999	$30,464
Residential Property Valuation	48,734	32,525	25,762
Closing and Insurance Services	26,733	17,379	13,496
Default Management Services	11,032	6,752	4,367

Total	$223,184	$135,655	$74,089

Reimbursable Expenses (included in Revenue)(1):
Asset Management Services	$76,511	$41,920	$14,308
Default Management Services	3,497	2,328	1,769
Closing and Insurance Services	116	302	—

Total	$80,124	$44,550	$16,077

(1)	Reimbursable Expenses include costs we incur that we pass through to our customers without any mark-up.

Asset Management Services. Principally includes property preservation, property inspection, REO asset management and REO brokerage. Asset Management Services has been the largest contributor to Service Revenue growth year to date which reflects an increase in the number of REO sold, the number of REO for which we provide property preservation services and an increase in pre-foreclosure inspection services.

Origination Management Services. Principally includes MPA, our contract underwriting business and our origination fulfillment operations currently under development.

Residential Property Valuation Services. We provide our customers with traditional appraisal products through our licensed appraisal management company, working with our network of experienced appraisers and our exclusive ordering system. Customers may also order alternative valuation products through our system and network of real estate professionals. We also offer customers the ability to outsource all or part of their appraisal and valuation management oversight functions to us.

Closing and Insurance Services. We provide an array of closing services (e.g., document preparation) and title services (e.g., pre-foreclosure title search, title insurance) applicable to the residential foreclosure process and the sale of residential property. During 2011, we focused on increasing our referral capture rate in our operational states and rolling out insured title services nationwide, similar to what we accomplished with our title search and asset management businesses in 2010.

Default Management Services. We provide non-legal back-office support for foreclosure, bankruptcy and eviction attorneys as well as foreclosure trustee services. We do not execute or notarize foreclosure affidavits of debt or lost note affidavits.

Financial Services

Our Financial Services segment provides collection and customer relationship management services primarily to debt originators (e.g., credit card, auto loans, retail credit, mortgages) and the utility and insurance industries. Our leadership team for this segment is focused on disciplined floor management, delivering more services over our global delivery platform, expanding our quality and analytical initiatives and investing in new technology. Our global delivery platform consists of highly trained specialists in various geographic regions.

The following table represents revenues for our Financial Services segment for the past three annual periods:

	September 30,	September 30,	September 30,
	For the Years Ended December 31,
(in thousands)	2011	2010	2009

Revenue:
Asset Recovery Management	$39,321	$48,050	$51,019
Customer Relationship Management	31,860	29,567	28,712

Total Revenue	$71,181	$77,617	$79,731

Transactions with Related Parties:
Asset Recovery Management	$266	$166	$98

	$266	$166	$98

Reimbursable Expenses (included in Revenue)(1):
Asset Recovery Management	$1,950	$2,899	$—

(1)	Reimbursable Expenses include costs we incur that we pass through to our customers without any mark-up.

Asset Recovery Management. We provide post-charge-off consumer debt collection (e.g., credit cards, auto loans, second mortgages) on a contingent fee basis where we are paid a percentage of the recovered debt.

Customer Relationship Management. We provide customer care (e.g., connects/disconnects for utilities) and early stage collections services for which we are generally compensated on a per-call, per-person or per-minute basis. In addition, we provide insurance and claims processing, call center services and analytical support for which we are paid based upon the number of employees utilized.

Technology Services

Technology Services comprises our REALSuite™ of applications as well as our IT infrastructure services. We only provide our IT infrastructure services to Ocwen and ourselves. In 2011, we began to report our Consumer Analytics group within Technology Services. Previously this group was included in Corporate.

Effective January 1, 2011, we modified our pricing for IT Infrastructure Services within our Technology Services segment from a model based principally on a rate card to a fully loaded costs plus mark-up methodology. This model applies to the infrastructure amounts charged to Ocwen as well as internal allocations of infrastructure costs.

Our Technology Services segment is primarily focused on supporting the growth of Mortgage Services and Ocwen. In addition, Technology Services is assisting in the cost reduction and quality initiatives on-going within the Financial Services segment.

The following table presents revenues for our Technology Services segment for the past three annual periods:

	September 30,	September 30,	September 30,
	For the Years Ended December 31,
(in thousands)	2011	2010	2009

Revenue:
REALSuite	$34,926	$31,214	$25,784
IT Infrastructure Services	21,168	20,799	21,669

Total Revenue	$56,094	$52,013	$47,453

Transactions with Related Parties:
REALSuite	$13,253	$11,226	$9,899
IT Infrastructure Services	8,559	7,941	10,811

	$21,812	$19,167	$20,710

The REALSuite platform provides a fully integrated set of applications and technologies that manage the end-to-end lifecycle for residential and commercial servicing including the automated management and payment of a distributed network of vendors. A brief description of key components of the REALSuite is described below:

REALServicing® — an enterprise residential mortgage loan servicing product that offers an efficient and effective platform for loan servicing including default administration. This technology solution features automated workflows, a dialogue engine and robust reporting capabilities. The solution spans the loan servicing cycle from loan boarding to satisfaction including all collections, payment processing and reporting. We also offer REALSynergy®, an enterprise commercial loan servicing system.

REALTrans® — a patented electronic business-to-business exchange that automates and simplifies the ordering, tracking and fulfilling of vendor provided services principally related to mortgages. This technology solution, whether web-based or integrated into a servicing system, connects multiple service providers through a single platform and forms an efficient method for managing a large scale network of vendors.

REALRemit® — a patented electronic invoicing and payment system that provides vendors with the ability to submit invoices electronically for payment and to have invoice payments deposited directly to their respective bank accounts.

IT Infrastructure Services. We provide a full suite of IT services (e.g., desktop management, application support, network management, telephony, data center management, disaster recovery, helpdesk and infrastructure security) for which we perform remote management of IT functions internally and for Ocwen.

Corporate Items and Eliminations

Corporate Items and Eliminations includes eliminations of transactions between the reporting segments and this segment also includes costs recognized by us related to corporate support functions such as executive, finance, legal, human resources, vendor management and six sigma. Prior to the date of Separation, this segment included expenditures recognized by us related to the Separation.

Customers

We provide services to some of the most respected organizations in their industries, including one of the U.S.’ largest sub-prime servicers, utility companies, commercial banks, servicers, investors, mortgage bankers, financial service companies and hedge funds across the U.S.

Our three largest customers in 2011 accounted for 71% of our total revenue. Our largest customer is Ocwen which accounted for 58% of Altisource’s total revenue in 2011. During 2011, Ocwen successfully grew its residential loan servicing portfolio primarily through acquisitions to $102.2 billion in unpaid principal balances as of December 31, 2011. In October 2011, Ocwen announced it had entered into a definitive agreement to acquire a portfolio from a subsidiary of Morgan Stanley Mortgage Capital Holdings, LLC which would result in a net gain of approximately $16.0 billion in unpaid principal balance (the “Saxon” portfolio). In November 2011, Ocwen entered into an agreement with JPMorgan Chase, N.A. (“JPMCB”) to acquire a portfolio of $15.0 billion in unpaid principal balance. Both of these transactions are expected to board in the first half of 2012. Additionally, Ocwen continues to evaluate additional servicing portfolio acquisitions.

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

With respect to Ocwen, related party revenues consist of revenues earned directly from Ocwen and revenues earned from the loans serviced by Ocwen when Ocwen determines the service provider. We earn additional revenue on the loan portfolios serviced by Ocwen that are not considered related party revenues as Ocwen does not have the ability to decide the service provider. As a percentage of each of our segment revenues and as a percentage of consolidated revenues, related party revenue was as follows for the year ended December 31:

	September 30,	September 30,	September 30,
	For the Years Ended December 31,
	2011	2010	2009

Mortgage Services	72%	73%	84%
Technology Services	39	37	44
Financial Services	< 1	< 1	< 1
Consolidated Revenues	58%	51%	47%

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

Sales and Marketing

We have experienced sales personnel and relationship managers with subject matter expertise. These individuals maintain relationships throughout the industry sectors we serve and play an important role in generating new client leads as well as identifying opportunities to expand our services with existing clients. Additional leads are also generated through request for proposal processes from key industry participants. Our sales team works collaboratively and is compensated principally with a base salary and commission for sales generated.

From a sales and marketing perspective, our primary focus is supporting the growth of our largest customer, Ocwen, expanding relationships with existing MPA members and targeting new customers that could have a material positive impact on our results of operations. Given the highly concentrated nature of the industries that we serve, the time and effort spent in expanding relationships or winning new relationships is significant.

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

As of December 31, 2011, we have been awarded one patent that expires in 2023 and three patents that expire in 2024. The U.S. Patent Office has also notified us of the allowance of a pending U.S. Patent Application. In addition, Altisource has registered trademarks or recently filed applications for registration of trademarks in a number of countries or groups of countries including the United States, the European Community, India and in eleven other countries or groups of countries. These trademarks generally can be renewed indefinitely.

We actively protect our rights and intend to continue our policy of taking all measures we deem reasonable and necessary to develop and protect our patents, copyrights, trade secrets, trademarks and other intellectual property rights.

Industry and Competition

The industry verticals in which we engage are highly competitive and generally consist of a few national vendors as well as a large number of regional or in-house providers resulting in a fragmented market with disparate service offerings. From an overall perspective, we compete with the global business process outsourcing firms. Our Mortgage Services segment competes with national and regional third party service providers and in-house servicing operations of large mortgage lenders and servicers. Our Financial Services segment competes with other large receivables management companies as well as a fragmented group of smaller companies and law firms focused on collections. Our Technology Services segment competes with data processing and software development companies.

Given the diverse nature of services that we and our competitors offer, we cannot determine our position in the market with certainty, but we believe that we represent only a small portion of very large sized markets. Given our size, some of our competitors may offer more diversified services, operate in broader geographic markets or have greater financial resources than we do. In addition, some of our larger customers retain multiple providers and continuously evaluate our performance against our competitors.

Competitive factors in our Mortgage Services business include the quality and timeliness of our services, the size and competence of our network of vendors and the breadth of the services we offer. For Financial Services, competitive factors include the ability to achieve a collection rate comparable to our competitors; the quality and personal nature of the service; the consistency and professionalism of the service and the recruitment, training and retention of our workforce. Competitive factors in our Technology Services business include the quality of the technology-based application or service; application features and functions; ease of delivery and integration; our ability to maintain, enhance and support the applications or services and the cost of obtaining, maintaining and enforcing of our patents.

Employees

As of December 31, 2011, we had the following number of employees:

	September 30,	September 30,	September 30,	September 30,
	United States	India	Other	Consolidated Altisource

Mortgage Services	228	2,853	4	3,085
Financial Services	593	1,678	—	2,271
Technology Services	47	552	—	599
Corporate	46	341	65	452

Total Employees	914	5,424	69	6,407

We have not experienced any work stoppages, and we consider our relations with employees to be good. We believe that our future success will depend, in part, on our ability to continue to attract, hire and retain skilled and experienced personnel.

Seasonality

Our revenues are seasonal. More specifically, Financial Services revenue tends to be higher in the first quarter, as borrowers may utilize tax refunds and bonuses to pay debts, and generally declines throughout the rest of the year. Mortgage Services revenue is impacted by REO sales which tend to be at their lowest level during fall and winter months and highest during spring and summer months.

Government Regulation

Our businesses are subject to extensive laws and regulations by federal, state and local governmental authorities including the Federal Trade Commission, the state agencies that license our mortgage services, collection entities and the SEC. We also must comply with a number of federal, state and local consumer protection laws including, among others, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act (“RESPA”), the Truth in Lending Act (“TILA”), the Fair Credit Reporting Act, the Homeowners Protection Act and the SAFE Act. These requirements can and do change as statutes and regulations are enacted, promulgated or amended. One such recently enacted regulation is the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). The Dodd-Frank Act is extensive and includes reform of the regulation and supervision of financial institutions, as well as the regulation of derivatives, capital market activities and consumer financial services. Included in the Dodd Frank Act, among other things, is the creation of the Consumer Financial Protection Bureau, a new federal entity responsible for regulating consumer financial services and products. Title XIV of the Dodd-Frank Act contains the Mortgage Reform and Anti-Predatory Lending Act (“Mortgage Act”). The Mortgage Act imposes a number of additional requirements on lenders and servicers of residential mortgage loans by amending and expanding certain existing regulations. In some cases, penalties for noncompliance are significantly increased and could lead to settlements or consent orders on us or our customers that may curtail or restrict the business as it is currently conducted. The Mortgage Act generally requires that implementing regulations be issued before many of its provisions are effective. Therefore, many of these provisions in the Mortgage Act will not be effective until 2013 or early 2014.

We are subject to certain federal, state and local consumer protection provisions. We are also subject to licensing and regulation as a mortgage service provider and/or debt collector in a number of states. We are subject to audits and examinations that are conducted by the states. Our employees may be required to be licensed by various state commissions for the particular type of service delivered and to participate in regular continuing education programs. From time to time, we receive requests from state and other agencies for records, documents and information regarding our policies, procedures and practices regarding our mortgage services and debt collection business activities. We are also subject to the requirements of the Foreign Corrupt Practices Act and comparable foreign laws, due to our activities in foreign jurisdictions. We incur ongoing costs to comply with governmental laws and regulations.

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information with the Securities and Exchange Commission (“SEC”). These filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room located at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1 800-SEC-0330 for further information on the public reference room.

Our principal Internet address is www.altisource.com and we encourage investors to use it as a way of easily finding information about us. We promptly make available on this website, free of charge, the reports that we file or furnish with the SEC, corporate governance information (including our Code of Business Conduct and Ethics) and select press releases. The contents of our website are available for informational purposes only and shall not be deemed incorporated by reference in this report.

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

Risks Related to Our Business and Industry

Our continuing relationship with Ocwen may inhibit our ability to obtain and retain other customers that compete with Ocwen.

As of December 31, 2011, our chairman owns or controls more than 13% of Ocwen’s common stock and 23% of our common stock. We derived 58% of our revenues in 2011 from Ocwen or the loan servicing portfolio managed by Ocwen. Given this close and continuing relationship with Ocwen, we may encounter difficulties in obtaining and retaining other customers who compete with Ocwen. Should these and other potential customers continue to view Altisource as part of Ocwen or as too closely related to or dependent upon Ocwen, they may be unwilling to utilize our services, and our growth could be inhibited as a result.

We are dependent on certain key customer relationships, the loss of or their inability to pay could affect our business and results of operations.

We currently generate approximately 58% of our revenue from Ocwen. Following the Separation, Ocwen is contractually obligated to purchase certain services from our Mortgage Services and Technology Services segments under service agreements that extend for eight years from the date of Separation subject to termination under certain provisions.

While no other individual client represents more than 10% of our consolidated revenues, we are exposed to customer concentration. Most of our customers are not contractually obligated to continue to use our services at historical levels or at all. The loss of any of these key customers or their failure to pay us could reduce our revenues and adversely affect results of operations.

Our business is subject to substantial competition.

The markets for our services are very competitive. Our competitors vary in size and in the scope and breadth of the services they offer. We compete for existing and new customers against both third parties and the in-house capabilities of our customers. Some of our competitors have substantial resources and some have widely used technology platforms that they seek to use as a competitive advantage to drive sales of other products and services. In addition, we expect that the markets in which we compete will continue to attract new competitors and new technologies. These new technologies may render our existing technologies obsolete, resulting in operating inefficiencies and increased competitive pressure. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures we face in the markets in which we operate will not materially adversely affect our business, financial condition and results of operations.

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

Our technology solutions have a long sale cycle and are subject to development and obsolescence risks.

Many of our services in the Technology Services segment are based on sophisticated software and computing systems with long sales cycles. We may encounter delays when developing new technology solutions and services. We may experience difficulties in installing or integrating our technologies on platforms used by our customers. Further, defects in our technology solutions, errors or delays in the processing of electronic transactions, or other difficulties could result in interruption of business operations, delay in market acceptance, additional development and remediation costs, loss of customers, negative publicity or exposure to liability claims. Any one or more of the foregoing occurrences could have a material adverse effect on our business, financial condition or results of operations.

Our business is subject to extensive regulation, and failure to comply with existing or new regulations may adversely impact us.

Our business is subject to extensive regulation by federal, state and local governmental authorities including the Federal Trade Commission, the state agencies that license certain of our mortgage related services and collection services and the SEC. We also must comply with a number of federal, state and local consumer protection laws including, among others, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, the Real Estate

Settlement Procedures Act, the Truth in Lending Act, the Fair Credit Reporting Act, the Homeowners Protection Act, the SAFE Act, the Mortgage Act and the Foreign Corrupt Practices Act. These requirements can and do change as statutes and regulations are enacted, promulgated or amended.

The ongoing economic uncertainty and troubled housing market have resulted in increased regulatory scrutiny of all participants involved in the mortgage industry. This scrutiny has included federal and state governmental agency review of all aspects of the mortgage lending and servicing industries, including an increased legislative and regulatory focus on consumer protection practices. One such recently enacted regulation is the Dodd-Frank Act (see further description in Item 1. Business, Government Regulation section above). In some cases, penalties for noncompliance are significantly increased and could lead to settlements or consent orders on us or our customers that may curtail or restrict the business as it is currently conducted.

We are subject to additional certain federal, state and local consumer protection provisions. We also are subject to licensing and regulation as a mortgage services provider, valuation provider, appraisal management company, asset manager, property manager, title insurance agency, real estate broker and/or debt collector in a number of states. We are subject to audits and examinations that are conducted by the states in which we do business. Our employees and subsidiaries may be required to be licensed by various state commissions for the particular type of service sold and to participate in regular continuing education programs. From time to time, we receive requests from state and other agencies for records, documents and information regarding our policies, procedures and practices for our mortgage services and debt collection business activities. We incur significant ongoing costs to comply with governmental regulations.

The volume of new or modified laws and regulations has increased in recent years and, in addition, some individual municipalities have begun to enact laws that restrict mortgage services activities. If our regulators impose new or more restrictive requirements, we may incur significant additional costs to comply with such requirements which could further adversely affect our results of operations or financial condition. In addition, our failure to comply with these laws and regulations can possibly lead to civil and criminal liability, loss of licensure, damage to our reputation in the industry, fines and penalties, and litigation, including class action lawsuits or administrative enforcement actions. Any of these outcomes could harm our results of operations or financial condition.

If we fail to comply with privacy regulations imposed on providers of services to financial institutions, our business could be harmed.

As a provider of services to financial institutions, we are bound by the same limitations on disclosure of the information we receive from their customers that apply to the financial institutions themselves. If we fail to comply with these regulations, we could be exposed to lawsuits or to governmental proceedings, our customer relationships and reputation could be harmed and we could be inhibited in our ability to obtain new customers. In addition, the adoption of more restrictive privacy laws or rules in the future on the federal or state level could have an adverse impact on us.

We may be subject to claims of legal violations or wrongful conduct which may cause us to pay unexpected litigation costs or damages or modify our products or processes.

From time to time, we may be subject to costly and time-consuming legal proceedings that claim legal violations or wrongful conduct. These lawsuits may involve clients, vendors, competitors and / or other large groups of plaintiffs and, if resulting in findings of violations, could result in substantial damages. Alternatively, we may be forced to settle some claims out of court and change existing company practices, services and processes that are currently revenue generating. This could lead to unexpected costs or a loss of revenue.

If financial institutions at which we hold escrow funds fail, it could have a material adverse impact on our company.

We hold customers’ assets in escrow at various financial institutions, pending completion of certain real estate and debt collection activities. These amounts are held in escrow for limited periods of time, generally consisting of a few days. To the extent these assets are not co-mingled with our fees and are maintained in segregated bank accounts they are generally not included in the accompanying Consolidated Balance Sheets. Failure of one or more of these financial institutions may lead us to become liable for the funds owed to third parties, and there is no guarantee that we would recover the funds deposited, whether through Federal Deposit Insurance Corporation coverage, private insurance or otherwise.

Risks Related to our Growth Strategy

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

If our efforts to retain and expand our client relationships and to attract new customers do not prove effective, it could have a material adverse effect on our business and results of operations and our ability to grow our operations.

If we do not adapt our services to changes in technology or in the marketplace, or if our ongoing efforts to upgrade our technology are not successful, we could lose customers and have difficulty attracting new customers for our services.

The markets for our services are characterized by constant technological change, frequent introduction of new services and evolving industry standards. Our future success will be significantly affected by our ability to enhance, primarily through use of automation, econometrics and behavioral science principles, our current services and develop and introduce new services that address the increasingly sophisticated needs of our customers and their customers. These initiatives carry the risks associated with any new service development effort including cost overruns, delays in delivery and performance effectiveness. There can be no assurance that we will be successful in developing, marketing and selling new services that meet these changing demands. In addition, we may experience difficulties that could delay or prevent the successful development, introduction and marketing of these services. Finally, our services and their enhancements may not adequately meet the demands of the marketplace and achieve market acceptance. Any of these results would have a negative impact on our financial condition and results of operations and our ability to grow our operations.

Our growth objectives are dependent on the timing and market acceptance of our new service offerings.

Our ability to grow may be adversely affected by difficulties or delays in service development or the inability to gain market acceptance of new services to existing and new customers. There are no guarantees that new services will prove to be commercially successful.

Our business is dependent on the trend toward outsourcing.

Our continued growth at historical rates is dependent on the industry trend toward outsourced services. There can be no assurance that this trend will continue, as organizations may elect to perform such services themselves or may be prevented from outsourcing services. A significant change in this trend could have a materially adverse effect on our continued growth.

Our strategy of growing through selective acquisitions and mergers involves potential risks.

We intend to consider acquisitions of other companies that could complement our business including the acquisition of entities offering greater access and expertise in other asset types and markets that are related but that we do not currently serve. If we do acquire other businesses, we may face a number of risks including diverting management’s attention from our daily operations, to the need for additional management, operational and financial resources along with system conversions and the inability to maintain key pre-acquisition relationships with customers, suppliers and employees. Moreover, any acquisition may result in the incurrence of additional amortization expense of related intangible assets which could reduce our profitability.

Risks Related to International Business

Our international operations subject us to additional risks which could have an adverse effect on our results of operations.

We have reduced our costs by utilizing lower cost labor in foreign countries such as India. For example, at December 31, 2011, over 5,400 of our employees were based in India. These countries are subject to relatively higher degrees of political and social instability and may lack the infrastructure to withstand political unrest or natural disasters. Such disruptions can decrease efficiency and increase our costs in these countries. Weakness of the U.S. dollar in relation to the currencies used in these foreign countries may also reduce the savings achievable through this strategy. Furthermore, the practice of utilizing labor based in foreign countries has come under increased scrutiny in the United States and, as a result, some of our customers may require us to use labor based in the United States. We may not be able to pass on the increased costs of higher-priced United States-based labor to our customers which ultimately could have an adverse effect on our results of operations.

In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act (“FCPA”). Any violations of the FCPA or local anti-corruption laws by us, our subsidiaries or our local agents, could have an adverse effect on our business and reputation and result in substantial financial penalties or other sanctions.

Any political or economic instability in these countries could result in our having to replace or reduce these labor sources which may increase our labor costs and have an adverse impact on our results of operations.

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

Risks Related to Our Employees

Our inability to attract and retain skilled employees may adversely impact our business.

Our business is labor intensive and places significant importance on our ability to recruit, train and retain skilled employees. Additionally, demand for qualified technical professionals conversant in certain technologies may exceed supply as new and additional skills are required to keep pace with evolving computer technology. Our ability to locate and train employees is critical to achieving our growth objective. Our inability to attract and retain skilled employees or an increase in wages or other costs of attracting, training or retaining skilled employees could have a materially adverse effect on our business, financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal executive offices are located in leased office space in Luxembourg, Grand Duchy of Luxembourg. A summary of our principal leased office space as of December 31, 2011 and the segments primarily occupying each location is as follows:

	Corporate and Support Services	Financial Services	Mortgage Services	Technology Services

Luxembourg, Luxembourg	X		X

United States
Atlanta, GA	X	X	X	X
Irvine, CA			X
Sacramento, CA		X
St. Louis, MO			X
Tempe, AZ		X
Vestal, NY		X

India
Bangalore	X	X	X	X
Goa		X	X
Mumbai		X	X

We do not own any real property. We consider these facilities to be suitable and adequate for the management and operations of our business.

ITEM 3.	LEGAL PROCEEDINGS

We are, from time to time, involved in legal proceedings arising in the ordinary course of business. We record a liability for litigation if an unfavorable outcome is probable and the amount of loss can be reasonably estimated, including expected insurance coverage. For proceedings where a range of loss is determined, we record a best estimate of loss within the range. When legal proceedings are material, we disclose the nature of the litigation and to the extent possible the estimate of loss or range of loss. In the opinion of management, after consultation with legal counsel and considering insurance coverage where applicable, the outcome of current legal proceedings both individually and in the aggregate will not have a material impact on our financial condition, results of operations or cash flows. Our businesses are also subject to extensive regulation which may result in regulatory proceedings against us. See “Item 1A. Risk Factors” above.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NASDAQ Global Select Market under the symbol of “ASPS”. The following table sets forth the high and low close of day sales prices for our common stock, for the periods indicated, as reported by the NASDAQ Global Select Market:

	September 30,	September 30,
	2011
Quarter Ended	Low	High

December 31	$34.41	$50.70
September 30	31.79	37.61
June 30	30.49	36.89
March 31	28.51	30.68

	2010
Quarter Ended	Low	High

December 31	$24.40	$30.64
September 30	24.29	31.14
June 30	21.84	28.19
March 31	21.13	27.02

The number of holders of record of our common stock as of January 31, 2012 was 97. The number of beneficial stockholders is substantially greater than the number of holders as a large portion of our common stock is held through brokerage firms.

Dividends

We have never declared or paid cash dividends on our common stock, and we do not intend to pay dividends in the foreseeable future.

Issuer Purchases of Equity Securities

On May 19, 2010, our shareholders authorized us to purchase up to 3.8 million shares of our common stock in the open market. The following table presents information related to our repurchases of our equity securities during the three months ended December 31, 2011:

	September 30,	September 30,	September 30,	September 30,
Period	Total number of shares purchased(1)	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

Common Shares:
October 1 – 31, 2011	128,923	$35.56	128,923	1,971,148
November 1 – 30, 2011	300,373	45.71	300,373	1,670,775
December 1 – 31, 2011	170,000	49.10	170,000	1,500,775

Total Common Shares	599,269	$44.49	599,269	1,500,775

(1)	Includes shares withheld from employees to satisfy tax withholding obligations that arose from the exercise of stock options.

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

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P’s 500 Index for the period commencing on August 10, 2009, the first trading day of our common stock, and ending on December 30, 2011, the last trading day of fiscal year 2011. The graph assumes an investment of $100 at the beginning of such period. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	8/10/2009	12/31/2009	06/30/10	12/31/10	06/30/11	12/31/11

Altisource	$100.00	$172.05	$202.79	$235.33	$301.64	$411.31
S&P 500	100.00	110.72	101.94	124.38	131.13	124.87
NASDAQ Composite	100.00	113.90	105.87	133.16	139.22	130.76

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data as of and for the years ended December 31, 2011, 2010 and 2009 has been derived from our audited Consolidated Financial Statements. The following selected financial data as of and for the years ended December 31, 2008 and 2007 has been derived from our audited Combined Consolidated Financial Statements.

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

	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
(in thousands, except per share data)	2011	2010	2009	2008	2007

Revenue	$423,687	$301,378	$202,812	$160,363	$134,906
Cost of Revenue	275,849	189,059	126,797	115,048	96,954

Gross Profit	147,838	112,319	76,015	45,315	37,952
Selling, General and Administrative Expenses	62,131	57,352	39,473	28,088	27,930

Income from Operations	85,707	54,967	36,542	17,227	10,022
Other Income (Expense), net	203	804	1,034	(2,626)	(1,743)

Income Before Income Taxes	85,910	55,771	37,576	14,601	8,279
Income Tax Benefit (Provision)	(7,943)	403	(11,605)	(5,382)	(1,564)

Net Income	77,967	56,174	25,971	9,219	6,715
Net Income Attributable to Non-controlling Interests	(6,855)	(6,903)	—	—	—

Net Income Attributable to Altisource	$71,112	$49,271	$25,971	$9,219	$6,715

Earnings Per Share: (1)
Basic	$2.92	$1.96	$1.08	$0.38	$0.28

Diluted	$2.77	$1.88	$1.07	$0.38	$0.28

Transactions with Related Parties Included Above:
Revenue	$245,262	$154,988	$94,897	$64,251	$59,350
Selling, General and Administrative Expenses	$1,893	$1,056	$4,308	$6,208	$8,864
Interest Expense	$—	$—	$1,290	$2,269	$965

	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
(in thousands)	2011	2010	2009	2008	2007

Cash and Cash Equivalents	$32,125	$22,134	$30,456	$6,988	$5,688
Accounts Receivable, net	52,005	53,495	30,497	9,077	16,770
Premises and Equipment, net	25,600	17,493	11,408	9,304	12,173
Intangible Assets, net	64,950	72,428	33,719	36,391	38,945
Goodwill	14,915	11,836	9,324	11,540	14,797
Total Assets	224,159	197,800	120,556	76,675	92,845
Lines of Credit and Other Secured Borrowings	—	—	—	1,123	147
Capital Lease Obligations	836	1,532	664	1,356	3,631
Total Liabilities	58,216	45,902	34,208	16,129	17,171

(1)

For all periods prior to the Separation, the number of shares originally issued of 24.1 million is being used for diluted earnings per share (“EPS”) and for basic EPS as no common stock of Altisource was traded prior to August 10, 2009 and no Altisource equity awards were outstanding prior to that date.

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

Overview. This section, beginning on page 22, provides a description of recent developments we believe are important in understanding the results of operations and financial condition or in understanding anticipated future trends. In addition, a brief description is provided of significant transactions and events that affect the comparability of results being analyzed.

Consolidated Results of Operations. This section, beginning on page 24, provides an analysis of our consolidated results of operations for the three years ended December 31, 2011.

Segment Results of Operations. This section, beginning on page 29, provides an analysis of each business segment for the three years ended December 31, 2011 as well as our Corporate segment. In addition, we discuss significant transactions, events and trends that may affect the comparability of the results being analyzed.

Liquidity and Capital Resources. This section, beginning on page 41, provides an analysis of our cash flows for the three years ended December 31, 2011. We also discuss restrictions on cash movements, future commitments and capital resources.

Critical Accounting Judgments. This section, beginning on page 42, identifies those accounting principles we believe are most important to our financial results and that require significant judgment and estimates on the part of management in application. We provide all of our significant accounting policies in Note 2 to the accompanying consolidated financial statements.

Other Matters. This section, beginning on page 43, provides a discussion of off-balance sheet arrangements to the extent they exist. In addition, we provide a tabular discussion of contractual obligations and discuss any significant commitments or contingencies.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements may relate to, among other things, future events or our future performance or financial condition. Words such as “anticipate”, “intend”, “expect”, “may”, “could”, “should”, “would”, “plan”, “estimate”, “seek”, “believe” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are not guarantees of future performance and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the risks discussed in Item 1A of Part 1 “Risk Factors”. We caution you not to place undue reliance on these forward-looking statements which reflect our view only as of the date of this report. We are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any such statement is based.

OVERVIEW

Our Business

We are a provider of services focused on high value, technology-enabled, knowledge-based functions principally related to real estate and mortgage portfolio management, asset recovery and customer relationship management.

We classify our businesses into three reportable segments:

•	Mortgage Services consists of mortgage portfolio management services that span the mortgage lifecycle from origination through REO asset management and sale;

•	Financial Services principally consists of unsecured asset recovery and customer relationship management; and

•

Technology Services consists of modular, comprehensive integrated technological solutions for loan servicing, vendor management and invoice presentment and payment as well as providing infrastructure support.

In addition, our Corporate Items and Eliminations segment includes eliminations of transactions between the reporting segments and also includes costs recognized by us related to corporate support functions such as executive, finance, legal, human resources, vendor management and six sigma.

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

Strategic Update

For 2011, we focused our efforts on strategically supporting Ocwen as its portfolio of loans serviced continued to grow at an accelerated pace. To support such growth, we invested significantly in hiring and training new personnel (increasing our global staffing by 66%), developed and expanded some of the newer services (primarily insurance related services) and continued to add to the geographic footprint for existing services where it made economic sense.

Through Ocwen’s growth and our focused efforts to capture more revenue per loan serviced by Ocwen, we recognized $334.8 million of Service Revenue, a 36% increase over the year-ended December 31, 2010. In addition, although we made significant investments in personnel and related costs months in advance of loans boarding, we achieved gross margins based on Service Revenue of 44%, comparable to 2010 levels, and improved income from operations as a percent of Service Revenue to 26%, up from 22% in 2010.

From a cash perspective, we generated $111.6 million in operating cash flow which represents $0.33 for every dollar of Service Revenue. We sought to strategically deploy cash principally in three ways. First, we returned $61.1 million to shareholders through the repurchase of 1.6 million shares under the stock repurchase program. Second, we invested $16.4 million in technology and facilities to support our rapid growth. Third, we continued to invest in mortgage origination services with our $15.0 million investment in Correspondent One and our acquisition of Springhouse.

Looking ahead to 2012, we expect to remain focused on a few key initiatives that we believe will allow us to continue to deliver superior results for our customers and shareholders:

Support Ocwen’s growth. Our primary focus for next year will be the continued support of Ocwen. Ocwen’s growth in loans serviced, including loans boarded in the second half of 2011 and the additional 0.2 million loans we expect Ocwen to board in early 2012, will be the principal driver of our expected growth in 2012. Furthermore, we believe Ocwen will remain a leader in the on-going consolidation of high touch residential loan servicers.

Improve operating effectiveness. We must deliver high quality, regulatory compliant services that meet or exceed customers’ performance expectations. This requires us to intelligently and persistently invest in an array of broad based competencies including technology, quality assurance, compliance, econometrics and behavioral science among others.

Service Offerings. We intend to capture additional revenue per loan from the loans boarded on our systems as well as develop a more balanced portfolio of service offerings that we believe will enable us to generate long-term consistent revenue and earnings growth, with faster growth in 2012. In 2012, we will expand our offering of mortgage origination services, principally to the members of Lenders One, as well as begin implementation of our next generation of REALSuite technologies.

Bring Financial Services to Profitability. Our Financial Services segment improved in 2011 posting $4.4 million in pre-tax income, which compares to $0.3 million in 2010, although revenue declined 8% to $71.2 million. We remain committed to this segment as we believe that significant market opportunities exist in assisting clients in the areas of customer relationship and asset recovery management services. We continue to believe that investments in areas such as optimal resolution models deployed through dynamic scripts will enable us to take advantage of these opportunities over an extended time period.

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

Stock Repurchase Plan

In May 2010, our shareholders authorized us to purchase 15% of our outstanding share capital, or 3.8 million shares of common stock, in the open market. From authorization through December 31, 2011, we have purchased 2.3 million shares of common stock on the open market at an average price of $34.55 per share leaving 1.5 million shares available for purchase under the program.

Acquisitions

In April 2011, we acquired Springhouse, an appraisal management company that utilizes a nationwide panel of appraisers to provide real estate appraisals principally to mortgage originators, including the members of Lenders One, and real estate asset managers. In July 2011, we acquired the assembled workforce of a sub-contractor in India that performs asset recovery services. See Note 4 to the consolidated financial statements for additional information.

Factors Affecting Comparability

The following items may impact the comparability of our results:

•

Effective January 2011, we modified our pricing for IT Infrastructure Services within our Technology Services segment from a rate card model primarily based on headcount to a fully loaded cost plus mark-up methodology. This new model applies to the infrastructure amounts charged to Ocwen as well as internal allocations of infrastructure cost. The impact of this change is discussed further in the Technology Services segment;

•

To further align the interests of management with shareholders, we expanded our use of equity compensation. For the years ended December 31, 2011, 2010 and 2009, we have recognized equity compensation expense of $4.0 million, $3.1 million and $0.3 million, respectively. Contributing to the increase was the attainment of certain market performance criteria in 2011 and 2010 which triggered vesting of a portion of the awards and acceleration in the expense recognition of these grants;

•	In the fourth quarter of 2010, we recognized $2.8 million of goodwill impairment related to the Financial Services segment;

•

In June 2010, we received a favorable tax ruling regarding the treatment of certain intangibles that exist for purposes of determining our taxable income. The ruling was retroactive to the date of Separation. As a result of the ruling, we recognized a $3.4 million credit attributable to 2009 in the second quarter 2010;

•

In February 2010, we acquired all of the outstanding membership interest of MPA which was formed for the purpose of managing the Lenders One Mortgage Cooperative. The results of operations of Lenders One have been consolidated since the acquisition date under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 810;

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

CONSOLIDATED RESULTS OF OPERATIONS

Summary Consolidated Results

Following is a discussion of our consolidated results of operations for each of the years in the three year period ended December 31, 2011. For a more detailed discussion of the factors that affected the results of our business segments in these periods, see “SEGMENT RESULTS OF OPERATIONS” below. Cooperative Non-controlling Interests is attributable to the members of Lenders One.

The following table sets forth information regarding our results of operations for the years ended December 31, 2011, 2010 and 2009.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
(in thousands, except per share data)	2011	% Better /(Worse)	2010	% Better /(Worse)	2009

Service Revenue	$334,758	36	$247,026	32	$186,735
Reimbursable Expenses	82,074	73	47,449	195	16,077
Cooperative Non-controlling Interest	6,855	(1)	6,903	N/M	—

Total Revenue	423,687	41	301,378	49	202,812
Cost of Revenue	275,849	(46)	189,059	(49)	126,797

Gross Profit	147,838	32	112,319	48	76,015
Selling, General and Administrative Expenses	62,131	(8)	57,352	(45)	39,473

Income from Operations	85,707	56	54,967	50	36,542
Other Income, net	203	(75)	804	(22)	1,034

Income Before Income Taxes and Non-controlling Interests	85,910	54	55,771	48	37,576
Income Tax (Provision) Benefit	(7,943)	N/M	403	103	(11,605)

Net Income	77,967	39	56,174	116	25,971

Net Income Attributable to Non-controlling Interests	(6,855)	1	(6,903)	N/M	—

Net Income Attributable to Altisource	$71,112	44	$49,271	90	$25,971

Margins:
Gross Profit/Service Revenue	44%		45%		41%
Income from Operations/Service Revenue	26%		22%		20%

Earnings Per Share:
Basic	$2.92	49	$1.96	81	$1.08

Diluted	$2.77	47	$1.88	76	$1.07

Transactions with Related Parties:
Revenue	$245,262	58	$154,988	63	$94,897
Selling, General and Administrative Expenses	$1,893	79	$1,056	(75)	$4,308
Interest Expenses	$—	N/M	$—	(100)	$1,290

N/M — not meaningful.

Revenue

The following table presents our revenues for the years ended December 31, 2011, 2010 and 2009:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
(in thousands)	2011	% Better /(Worse)	2010	% Better /(Worse)	2009

Service Revenue:
Mortgage Services	$224,942	66	$135,680	89	$71,724
Financial Services	69,231	(7)	74,718	(6)	79,731
Technology Services	56,094	8	52,013	10	47,453
Eliminations	(15,509)	(1)	(15,385)	(26)	(12,173)

Total Service Revenue	334,758	36	247,026	32	186,735

Reimbursable Expenses:
Mortgage Services	80,124	80	44,550	177	16,077
Financial Services	1,950	(33)	2,899	N/M	—

Total Reimbursable Expenses	82,074	73	47,449	195	16,077

Cooperative Non-controlling Interests:
Mortgage Services	6,855	(1)	6,903	N/M	—

Total Revenue	$423,687	41	$301,378	49	$202,812

Average Loans Serviced by Ocwen	524,668	31	401,706	14	351,595

Transactions with Related Parties:
Mortgage Services	$223,184	65	$135,655	83	$74,089
Financial Services	266	60	166	69	98
Technology Services	21,812	14	19,167	(7)	20,710

N/M — not meaningful.

The increase in Service Revenue is directly attributable to the growth in Ocwen’s residential loan portfolio serviced and our development of mortgage and real estate portfolio management services during the years presented. The growth in Ocwen’s residential loan portfolio serviced benefits both the Mortgage Services and Technology Services segments. In 2011, we principally invested in insurance services (e.g., title) and mortgage origination services. Partially offsetting our Service Revenue growth in Mortgage Services and Technology Services was a decline in the Financial Services segment. The decline in Financial Services is attributable to overall economic conditions, the movement of some collection work to India at lower fees and collector performance particularly in 2009 and 2010 resulting in decreased total placements.

The increase in Reimbursable Expenses over the three year period is due to the expansion of our asset management and default services businesses over the same period.

Our revenues are seasonal. More specifically, Financial Services revenue tends to be higher in the first quarter as borrowers may utilize tax refunds to pay debts and generally declines throughout the year. Mortgage Services revenue is impacted by sales of residential homes which tend to be at their lowest level during fall and winter months and highest during spring and summer months.

Cost of Revenue

Cost of Revenue principally includes payroll and employee benefits associated with personnel employed in customer service and operations roles, fees paid to external providers related to provision of services, reimbursable expenses, technology and telephony expenses as well as depreciation and amortization of operating assets. The components of Cost of Revenue were as follows for the years ended December 31, 2011, 2010 and 2009:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
(in thousands)	2011	% Better /(Worse)	2010	% Better /(Worse)	2009

Compensation and Benefits	$82,548	(31)	$62,791	(23)	$51,251
Outside Fees and Services	86,201	(42)	60,583	(41)	43,026
Reimbursable Expenses	82,074	(73)	47,449	(195)	16,077
Technology and Communications	18,772	(50)	12,548	(8)	11,613
Depreciation and Amortization	6,254	(10)	5,688	(18)	4,830

Cost of Revenue	$275,849	(46)	$189,059	(49)	$126,797

Gross Profit Percentage:
Gross Profit/Service Revenue	44%		45%		41%

The increase in Cost of Revenue is directly attributable to our investments in personnel and technology principally to support the increase in Ocwen’s residential loan servicing portfolio, the development of new mortgage and real estate portfolio management services and growth in third party vendor costs.

As a percent of Service Revenue, Compensation and Benefits declined for each period presented as a result of investments in training, technology and process improvement and, in 2011, the weakening of the Indian Rupee. Two factors mitigate initiatives meant to improve employee productivity. First, in anticipation of Ocwen’s boarding of significant loan servicing portfolios (as occurred in September 2010, September 2011 and expected in the first half of 2012), we have had to hire personnel three to six months in advance in order to adequately train such persons in the delivery of our services. Second, as we develop new services, we invest heavily in personnel to ensure high quality delivery of services until such time as we deploy technology and process improvement to improve productivity at reduced costs.

Outside Fees and Services consists principally of vendor costs that are not passed through at cost as Reimbursable Expenses. These principally include certain valuation and pre-foreclosure asset management services. The increase of these costs as a percent of Service Revenue in 2011 is principally due to the timing and magnitude of loans boarded by Ocwen during the year and the mix of mortgage services provided. We intend to reduce Outside Fees and Services as a percent of Service Revenue over time through deployment of our next generation vendor and process management technologies, beginning in the second half of 2012 and continuing through 2013.

Our gross margins can vary significantly from period to period. The most significant factors contributing to variability include seasonality, mix of services delivered, timing of investments in new services and hiring of staff in advance of new business and the timing of when loans are boarded by our customers.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses include payroll, employee benefits, occupancy and other costs associated with personnel employed in executive, sales, marketing, human resources and finance roles. This category also includes professional fees, depreciation and amortization on non-operating assets. The components of Selling, General and Administrative Expenses were as follows for the years ended December 31, 2011, 2010 and 2009:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
(in thousands)	2011	% Better /(Worse)	2010	% Better /(Worse)	2009

Compensation and Benefits	$22,327	(17)	$19,116	N/M	$4,096
Professional Services	6,658	17	8,026	22	10,252
Occupancy Related Costs	17,824	(67)	10,684	(36)	7,854
Amortization of Intangible Assets	5,291	(8)	4,891	(83)	2,672
Goodwill Impairment	—	100	2,816	N/M	—
Depreciation and Amortization	2,097	(43)	1,470	(144)	602
Other	7,934	23	10,349	26	13,997

Total Selling, General & Administrative Expenses	$62,131	(8)	$57,352	(45)	$39,473

Operating Percentage:
Income from Operations/Service Revenue	26%		22%		20%

N/M — not meaningful.

Selling, General and Administrative costs on a consolidated basis began to stabilize in 2011. The significant increase over the periods presented is principally attributable to increased costs associated with being a newly formed public company and increased Occupancy Related Costs to support the growth in operations as previously described.

Compensation and Benefits increased over the periods presented as we developed separate support functions including accounting, law and human resources. In addition, contributing to the increase in 2011 and 2010 was increased equity compensation for senior executives.

Professional Services expense decreased in the most recent period principally due to a focus on reduced legal costs through increased compliance, particularly within our Financial Services segment. The 2009 period includes one-time expenses associated with the Separation ($3.4 million) and litigation costs ($1.4 million).

Other costs principally include travel related expenditures, bank charges and reserves for doubtful accounts. In 2009, this category also includes one-time facility closure costs of $1.9 million in the Financial Services segment (see Note 11 to the consolidated financial statements).

Income from Operations as a percent of Service Revenue increased 330 basis points compared to 2010 principally as a result of our ability to leverage support costs as our revenue grew significantly.

Income Tax (Provision)/Benefit

Our income tax provision / (benefit) was $7.9 million, $(0.4) million and $11.6 million in 2011, 2010 and 2009, respectively. Adjusting for the impact of net income attributable to Non-controlling Interests, our effective tax rate was 10.0%, (0.8) % and 30.9% for 2011, 2010 and 2009, respectively. Our consolidated effective income tax rate for financial reporting purposes may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our domestic and international operations which may be subject to differing tax rates and our ability to utilize net operating loss and tax credit carryforwards.

Our income tax provision computed by applying the Luxembourg statutory tax rate of 28.8% differs from our effective tax rate in all three periods because of the varying tax rates in multiple taxing jurisdictions, the calculation of taxable net income in certain jurisdictions and the impact of tax credit carryforwards. In June 2010, we received a favorable tax ruling regarding the treatment of certain intangibles that exist for purposes of determining our taxable income. The ruling was retroactive to the date of Separation. As a result of the ruling, we recognized a $3.4 million credit attributable to 2009 in the second quarter 2010.

Recent Accounting Pronouncements

There are no pending accounting pronouncements that are expected to have a material impact upon adoption.

SEGMENT RESULTS OF OPERATIONS

The following section provides a discussion of pre-tax results of operations of our business segments for the years ended December 31, 2011, 2010 and 2009. Transactions between segments are accounted for as third-party arrangements for purposes of presenting Segment Results of Operations. Intercompany transactions primarily consist of information technology infrastructure services and charges for the use of certain REALSuite applications from our Technology Services segment to our other two segments and Corporate.

	September 30,	September 30,	September 30,	September 30,	September 30,
	For the Year Ended December 31, 2011
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue	$311,921	$71,181	$56,094	$(15,509)	$423,687
Cost of Revenue	202,035	51,096	36,874	(14,156)	275,849

Gross Profit	109,886	20,085	19,220	(1,353)	147,838
Selling, General and Administrative Expenses	15,278	15,634	4,867	26,352	62,131

Income (Loss) from Operations	94,608	4,451	14,353	(27,705)	85,707
Other Income (Expense), net	248	(34)	(49)	38	203

Income (Loss) Before Income Taxes	$94,856	$4,417	$14,304	$(27,667)	$85,910

Transactions with Related Parties:
Revenue	$223,184	$266	$21,812	$—	$245,262

Selling, General and Administrative Expenses	$—	$—	$—	$1,893	$1,893

	September 30,	September 30,	September 30,	September 30,	September 30,
	For the Year Ended December 31, 2010
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue	$187,133	$77,617	$52,013	$(15,385)	$301,378
Cost of Revenue	117,691	56,575	28,909	(14,116)	189,059

Gross Profit	69,442	21,042	23,104	(1,269)	112,319
Selling, General and Administrative Expenses	13,718	20,739	4,985	17,910	57,352

Income (Loss) from Operations	55,724	303	18,119	(19,179)	54,967
Other Income (Expense), net	781	(50)	(60)	133	804

Income (Loss) Before Income Taxes	$56,505	$253	$18,059	$(19,046)	$55,771

Transactions with Related Parties:
Revenue	$135,655	$166	$19,167	$—	$154,988

Selling, General and Administrative Expenses	$—	$—	$—	$1,056	$1,056

	September 30,	September 30,	September 30,	September 30,	September 30,
	For the Year Ended December 31, 2009
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue	$87,801	$79,731	$47,453	$(12,173)	$202,812
Cost of Revenue	56,539	57,067	24,477	(11,286)	126,797

Gross Profit	31,262	22,664	22,976	(887)	76,015
Selling, General and Administrative Expenses	4,913	19,979	4,731	9,850	39,473

Income (Loss) from Operations	26,349	2,685	18,245	(10,737)	36,542
Other Income (Expense), net	31	1,324	(319)	(2)	1,034

Income (Loss) Before Income Taxes	$26,380	$4,009	$17,926	$(10,739)	$37,576

Transactions with Related Parties:
Revenue	$74,089	$98	$20,710	$—	$94,897

Selling, General and Administrative Expenses	$2,712	$467	$1,517	$(388)	$4,308

Interest Expense	$30	$1,029	$231	$—	$1,290

Mortgage Services

The following table presents our results of operations for our Mortgage Services segment for the years ended December 31:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
(in thousands)	2011	% Better /(Worse)	2010	% Better /(Worse)	2009

Service Revenue	$224,942	66	$135,680	89	$71,724
Reimbursable Expenses	80,124	80	44,550	177	16,077
Cooperative Non-controlling Interest	6,855	(1)	6,903	N/M	—

Total Revenue	311,921	67	187,133	113	87,801
Cost of Revenue	202,035	(72)	117,691	(108)	56,539

Gross Profit	109,886	58	69,442	122	31,262
Selling, General and Administrative Expenses	15,278	(11)	13,718	(179)	4,913

Income from Operations	$94,608	70	$55,724	111	$26,349

Margins:
Gross Profit/Service Revenue	49%		51%		44%
Income from Operations/Service Revenue	42%		41%		37%

Transactions with Related Parties
Revenue	$223,184	65	$135,655	83	$74,089

Selling, General and Administrative Expenses	$—	N/M	$—	(100)	$2,712

Interest Expense	$—	N/M	$—	(100)	$30

N/M — not meaningful.

Our Mortgage Services segment is the primary driver of growth for the periods presented. The growth in Mortgage Services is directly attributable to the growth in Ocwen’s residential loan servicing portfolio and our development of mortgage and real estate portfolio management services that have allowed us to capture more Service Revenue per loan.

In 2011, we reorganized our reporting structure within this segment in that certain services originally part of Component Services and Other are now classified as part of Customer Relationship Management in our Financial Services segment. Following this change, Component Service and Other was renamed Origination Management Services. Prior periods have been recast to conform to the current year presentation.

An initiative for 2011 was the formation of Correspondent One which provides members of Lenders One additional avenues to sell loans beyond Lenders One’s preferred investor arrangements and the members’ own network of loan buyers. We anticipate this will result in improved capital markets execution for the members and facilitate the sale of our services to the members. Through July 2011, we fulfilled our funding obligations to Correspondent One and account for such investment under the equity method within this segment. In 2011, we recognized a net loss of $0.5 million attributable to Correspondent One. We expect Correspondent One to incur losses until the second half of 2012.

Revenue

	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
(in thousands)	2011	% Better /(Worse)	2010	% Better /(Worse)	2009

Service Revenue
Asset Management Services	$64,975	75	$37,079	130	$16,156
Origination Management Services	18,711	17	15,932	N/M	3,899
Residential Property Valuation	51,785	55	33,502	25	26,800
Closing and Insurance Services	56,496	104	27,754	59	17,444
Default Management Services	32,975	54	21,413	188	7,425

Total Service Revenue	224,942	66	135,680	89	71,724

Reimbursable Expenses
Asset Management Services	76,511	83	41,920	193	14,308
Default Management Services	3,497	50	2,328	32	1,769
Closing and Insurance Services	116	(62)	302	N/M	—

Total Reimbursable Expenses	80,124	80	44,550	177	16,077

Non-controlling Interests	6,855	(1)	6,903	N/M	—

Total Revenue	$311,921	67	$187,133	113	$87,801

Transactions with Related Parties:
Asset Management Services	$136,685	73	$78,999	159	$30,464
Residential Property Valuation	48,734	50	32,525	26	25,762
Closing and Insurance Services	26,733	54	17,379	29	13,496
Default Management Services	11,032	63	6,752	55	4,367

Total	$223,184	65	$135,655	83	$74,089

N/M — not meaningful.

In our Mortgage Services segment, we generate the majority of our revenue by providing outsourced services that span the lifecycle of a mortgage loan primarily for Ocwen or with respect to the loan portfolio serviced by Ocwen.

Asset Management Services. Asset management services principally include property preservation, property inspection, REO asset management and REO brokerage. Asset Management Services has been the largest contributor to Service Revenue growth over the three year period which reflects an increase in the number of REO sold, the number of REO for which we provide property preservation services and an increase in pre-foreclosure inspection services.

Origination Management Services. Origination Management Services includes MPA and our developing fulfillment business. The increase over the three year period is principally due to the inclusion of MPA’s results from the date of acquisition in February 2010. For the year ended December 31, 2011, MPA experienced a net increase of 35 members and had 214 members as of December 31, 2011.

Residential Property Valuation Services. We provide our customers with a broad range of traditional appraisal and other valuation services. The increase over the three year period was primarily a result of Ocwen’s residential loan servicing portfolio growth and, in 2011, to a lesser degree from the Springhouse acquisition in April 2011.

Closing and Insurance Services. Closing and Insurance Services principally consists of title search, title agency and similar insured services. During 2011, we remained focused on increasing our referral capture rate in our operational states and rolling out insured title services nationwide, similar to what we accomplished with our title search and asset management businesses in 2010.

Default Management Services. We provide non-legal back-office support for foreclosure, bankruptcy and eviction attorneys as well as foreclosure trustee services. We do not execute or notarize foreclosure affidavits of debt or lost note affidavits. The increase over the three year period was a result of our continued rollout of a national platform as well as Ocwen’s loan servicing portfolio growth.

Cost of Revenue

	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
(in thousands)	2011	% Better /(Worse)	2010	% Better /(Worse)	2009

Compensation and Benefits	$37,264	(81)	$20,584	(154)	$8,115
Outside Fees and Services	73,888	(64)	45,135	(55)	29,208
Reimbursable Expenses	80,124	(80)	44,550	(177)	16,077
Technology and Communications	10,150	(42)	7,160	(131)	3,093
Depreciation and Amortization	609	(132)	262	N/M	46

Cost of Revenue	$202,035	(72)	$117,691	(108)	$56,539

Gross Margin Percentage:
Gross Profit/Service Revenue	49%		51%		44%

N/M — Not meaningful.

Cost of Revenues increased for the periods presented due to investments in personnel and vendor costs to support the increase in Ocwen’s residential loan servicing portfolio as well as the development of new mortgage and real estate portfolio management services.

The most significant factors impacting gross profit margins as a percent of Service Revenue are investments in personnel and third party vendor costs. Although we have been able to generally maintain or improve our margins in a period of accelerated growth, over time we will seek to reduce employee and vendor costs as a percent of Service Revenue principally through deployment of our next generation vendor, process and payment management technologies beginning in the second half of 2012 and continuing through 2013.

Our margins also can vary substantially based upon when servicing is acquired by Ocwen. Typically, compensation and benefits will increase in anticipation of an acquisition as we hire and train personnel to deliver services in advance of the actual boarding of loans. Subsequently, as new loans are boarded, for the first couple of months post boarding, we tend to deliver an elevated level of valuations and pre-foreclosure services for which we incur substantially more Outside Fees and Services when compared to asset management services.

When compared to 2010, gross profits as a percent of Service Revenue declined in 2011 principally due to additional investment in personnel to support the boarding of loans in September and November 2011 and to prepare for loans we expect Ocwen to board in 2012. In addition, we continue to invest in personnel to develop our newer services including insurance and origination services. Gross profit margins as a percent of Service Revenue improved in 2010 when compared to 2009 as a result of services being more weighted towards asset management services which tend to have higher margins as a result of less Outside Fees and Services.

Selling, General and Administrative Expenses

	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
(in thousands)	2011	% Better /(Worse)	2010	% Better /(Worse)	2009

Occupancy Related Costs and Other	$12,543	(9)	$11,493	(134)	$4,910
Amortization of Intangible Assets	2,619	(18)	2,219	N/M	—
Depreciation and Amortization	116	N/M	6	(100)	3

Selling, General and Administrative Expenses	$15,278	(11)	$13,718	(179)	$4,913

Operating Margin Percentage:
Income from Operations/Service Revenue	42%		41%		37%

N/M — Not meaningful.

Selling, General and Administrative Expenses increased over the three year period principally due to the exponential growth in the segment which required investments in facilities, technology and other general and administrative costs. As this segment continues to grow, we should begin to leverage Selling, General and Administrative Expenses resulting in increased margins.

The increase in 2010 was also as a result of the classification of certain compensation and benefit costs related to segment management and marketing previously being captured either in Cost of Revenue or as a component of the Corporate segment. In addition, professional services fees such as those associated with the external audit increased in 2010 as a result of being a public company for a full year.

Financial Services

The following table presents our results of operations for our Financial Services segment for the years ended December 31:

	Years Ended December 31,
		% Better		% Better
(in thousands)	2011	/(Worse)	2010	/(Worse)	2009

Service Revenue	$69,231	(7)	$74,718	(6)	$79,731
Reimbursable Expenses	1,950	(33)	2,899	N/M	—

Total Revenue	71,181	(8)	77,617	(3)	79,731
Cost of Revenue	51,096	10	56,575	1	57,067

Gross Profit	20,085	(5)	21,042	(7)	22,664
Selling, General and Administrative Expenses	15,634	25	20,739	(4)	19,979

Income from Operations	$4,451	N/M	$303	(89)	$2,685

Margins:
Gross Profit/Service Revenue	29%		28%		28%
Income from Operations/Service Revenue	6%		0%		3%

Transactions with Related Parties
Revenue	$266	60	$166	69	$98

Selling, General and Administrative Expenses	$—	N/M	$—	(100)	$467

Interest Expense	$—	N/M	$—	(100)	$1,029

N/M — not meaningful.

In 2011, we reorganized our reporting structure within this segment in that certain services originally part of Component Services and Other in the Mortgage Services segment are now classified as part of Customer Relationship Management in our Financial Services segment.

Our leadership team is focused on disciplined floor management, delivering more services over our global delivery platform, expanding our quality and analytical initiatives and investing in new technology.

In July 2011, we purchased the assembled workforce of a sub-contractor in India that performs asset recovery services. For periods prior to the acquisition, the costs paid to the sub-contractor were included as a component of Outside Fees and Services. Since acquisition, the costs have been recorded as employee costs, technology or occupancy as appropriate which has resulted in movement between Cost of Revenue and Selling, General and Administrative Expense categories.

Revenue

	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
		% Better		% Better
(in thousands)	2011	/(Worse)	2010	/(Worse)	2009

Service Revenue
Asset Recovery Management	$37,371	(17)	$45,151	(12)	$51,019
Customer Relationship Management	31,860	8	29,567	3	28,712

Total Service Revenue	69,231	(7)	74,718	(6)	79,731

Reimbursable Expenses:
Asset Recovery Management	1,950	(33)	2,899	N/M	—

Total Reimbursable Expenses	1,950	(33)	2,899	N/M	—

Total Revenue	$71,181	(8)	$77,617	(3)	$79,731

Transactions with Related Parties:
Asset Recovery Management	$266	60	$166	69	$98

N/M — not meaningful.

In our Financial Services segment, we generate revenue from asset recovery management fees we earn for collecting amounts due to our customers and from fees we earn for performing customer relationship management for our customers.

Financial Services revenue declined over the three year period due to a decline in revenue attributable to asset recovery management, primarily associated with one of the segment’s largest customers. The decline was due to the general economic environment which has kept collection rates depressed and also the result of the client shifting work to the Company’s global delivery platform. Our global delivery platform consists of highly trained specialists in various geographic regions. The use of specialists in certain countries may result in lower commission rates paid by clients but results in higher margins principally due to the lower employee cost structure. These declines were partially offset by growth in new asset recovery management accounts, which drove an increase in associated revenues, and growth in our customer relationship management operations.

Cost of Revenue

	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
		% Better		% Better
(in thousands)	2011	/(Worse)	2010	/(Worse)	2009

Compensation and Benefits	$29,764	4	$30,948	9	$34,116
Outside Fees and Services	11,587	25	15,417	(12)	13,816
Reimbursable Expenses	1,950	33	2,899	N/M	—
Technology and Communications	7,784	(7)	7,298	20	9,130
Depreciation and Amortization	11	15	13	(160)	5

Cost of Revenue	$51,096	10	$56,575	1	$57,067

Gross Margin Percentage:
Gross Profit/Service Revenue	29%		28%		28%

N/M – Not meaningful.

Cost of Revenues as percent of Service Revenue has remained flat over the periods presented as we have actively worked to manage our cost structure in a declining revenue environment. We principally managed our cost structure through a reduction in compensation and benefit costs both through reduction in overall headcount as well as expanding our use of our global workforce.

The decline in Compensation and Benefits in 2011 is mostly offset by the acquisition of a sub-contractor, as previously described, for which costs incurred prior to the acquisition were recorded in Outside Fees and Services. Since acquisition, costs have been recorded as employee costs, technology or occupancy as appropriate which has also resulted in movement between Cost of Revenue and Selling, General and Administrative Expense categories.

Cost of Revenues in 2010 decreased as compared to 2009 principally due to a reduction in compensation and benefits as a result of a lower number of collectors and reduced commissions, partially offset by higher costs associated with the utilization of outside collectors.

Selling, General and Administrative Expenses

	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,.
		% Better		% Better
(in thousands)	2011	/(Worse)	2010	/(Worse)	2009

Occupancy Related Costs and Other(1)	$11,569	19	$14,248	16	$16,906
Amortization of Intangible Assets	2,672	—	2,672	—	2,672
Depreciation and Amortization	1,393	(39)	1,003	(150)	401
Goodwill Impairment	—	100	2,816	N/M	—

Selling, General and Administrative Expenses	$15,634	25	$20,739	(4)	$19,979

Operating Margin Percentage:
Income from Operations/Service Revenue	6%		0%		3%

N/M — not meaningful.

(1)	Includes $1.9 million in one-time facility closure costs primarily consisting of lease exit costs and severance and $1.4 million of legal settlement losses in 2009.

Selling, General and Administrative Expenses decreased in 2011 primarily due to a $2.8 million goodwill impairment recorded in the fourth quarter of 2010 (no impairment recorded in 2011) as well as a result of reduced occupancy costs and costs from our Technology Services segment following implementation of certain cost containment measures.

Technology Services

The following table presents our results of operations for our Technology Services segment for the years ended December 31:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
		% Better		% Better
(in thousands)	2011	/(Worse)	2010	/(Worse)	2009

Revenue	$56,094	8	$52,013	10	$47,453
Cost of Revenue	36,874	(28)	28,909	(18)	24,477

Gross Profit	19,220	(17)	23,104	1	22,976
Selling, General and Administrative Expenses	4,867	2	4,985	(5)	4,731

Income from Operations	$14,353	(21)	$18,119	(1)	$18,245

Margins:
Gross Profit/Revenue	34%		44%		48%
Income from Operations/Revenue	26%		35%		38%

Transactions with Related Parties Revenue	$21,812	14	$19,167	(7)	$20,710

The primary focus of the Technology Services segment today is to support the growth of Mortgage Services and Ocwen. In addition, Technology Services assists in cost reduction and quality initiatives within the Financial Services segment.

Effective January 1, 2011, we modified our pricing for IT Infrastructure Services within our Technology Services segment from a model based principally on a set charge per headcount per service to a fully loaded cost plus mark-up methodology. Mark-ups for infrastructure services are based upon economic studies performed that are generally consistent with our transfer pricing methodology. This new model applies to the infrastructure amounts charged to Ocwen as well as internal allocations of infrastructure costs.

In addition, in 2011 we now report our Consumer Analytics group within Technology Services (previously reported in our Corporate Segment). Our Consumer Analytics group seeks to expand our use of behavioral sciences by building proprietary algorithms and psychologically-optimized communications through a customized technology platform.

Revenues

	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
		% Better		% Better
(in thousands)	2011	/(Worse)	2010	/(Worse)	2009

Revenue:
REALSuite	$34,926	12	$31,214	21	$25,784
IT Infrastructure Services	21,168	2	20,799	(4)	21,669

Total Revenue	$56,094	8	$52,013	10	$47,453

Transactions with Related Parties:
REALSuite	$13,253	18	$11,226	13	$9,899
IT Infrastructure Services	8,559	8	7,941	(27)	10,811

Revenue	$21,812	14	$19,167	(7)	$20,710

The increase in REALSuite revenue is directly attributable to the growth in Ocwen’s residential loan servicing portfolio. In addition, the increase in 2010 as compared to 2009 was driven by increases in REALServicing attributable to an expanded five-year renewal agreement with a non-related customer in the second quarter of 2009.

As mentioned above, IT Infrastructure Services revenue is principally based on fully loaded costs. This increase in 2011 is due to the growth in both our and Ocwen’s operations, partially offset by the change in pricing effective January 1, 2011 as discussed above. The decrease in 2010 as compared to 2009 was due a reduction in our internal expenditures (which we eliminate in consolidation but include in our segment presentation) as well as those of Ocwen. The primary driver for the reduction in revenue related to internal expenditures was in our Financial Services segment due in part to fewer collections, facility closures and other cost reduction efforts. The decrease in revenue in 2010 was partially offset by an increase in revenues in the second half of 2010 as Ocwen expanded their operations.

Cost of Revenue

	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
		% Better		% Better
(in thousands)	2011	/(Worse)	2010	/(Worse)	2009

Compensation and Benefits	$15,519	(38)	$11,259	(32)	$8,533
Outside Fees and Services	727	N/M	31	N/M	—
Technology and Communications	14,994	(23)	12,206	(9)	11,214
Depreciation and Amortization	5,634	(4)	5,413	(14)	4,730

Cost of Revenue	$36,874	(28)	$28,909	(18)	$24,477

Gross Margin Percentage:
Gross Profit/Service Revenue	34%		44%		48%

N/M — Not meaningful.

Cost of Revenues increased for the periods presented due to investments in personnel and vendor costs to support the growth of Ocwen and our operations. In addition, we continue to strengthen our technology design and development competencies as we invest in the next generation of REALSuite technologies. We expect Technology Services’ Compensation and Benefits costs to increase as we continue to invest in personnel to support our development initiatives.

Technology and Communication costs increased principally due to the addition of new facilities, expansion of bandwidth at existing facilities and increased licensing fees for software to support our growth.

Selling, General and Administrative Expenses

	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
(in thousands)	2011	% Better /(Worse)	2010	% Better /(Worse)	2009

Occupancy Related Costs and Other	$4,843	2	$4,943	(8)	$4,560
Depreciation and Amortization	24	43	42	75	171

Selling, General and Administrative Expenses	$4,867	2	$4,985	(5)	$4,731

Operating Margin Percentage:
Income from Operations/Service Revenue	26%		35%		38%

Selling, General and Administrative Expenses in 2011 were comparable to those in 2010. Selling, General and Administrative Expenses increased in 2010 as a result of increased occupancy charges associated with the new data center and as a result of costs incurred in preparing for Ocwen’s growth in loans serviced.

The operating margin decreased over the three year period as a result of the Revenue and Cost of Revenue fluctuations described above.

Corporate

Our Corporate segment prior to the date of Separation includes expenditures recognized by us related to the Separation. Subsequent to the date of Separation, in addition to these items, this segment also includes costs recognized by us related to corporate support functions such as executive, finance, legal, human resources, vendor management and six sigma.

Selling, General and Administrative Expenses

	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
(in thousands)	2011	% Better /(Worse)	2010	% Better /(Worse)	2009

Total Selling, General and Administrative Expenses	$26,352	(47)	$17,910	(82)	$9,850

During 2011, we incurred a full year of costs for those employees hired during 2010 and also hired additional resources principally focused on legal, compliance and quality assurance. As a result, our expenses associated with related professional fees decreased. In addition, lease costs increased related to the build out of new facilities to support Ocwen’s growth. Typically, we include new lease costs within Corporate until the facility is put into use at which time the prospective lease cost is included within the appropriate segment. Lastly, we continue to invest in an enterprise resource planning system that we expect will increase the quality of our support functions and over time reduce costs. As a percentage of total consolidated Service Revenue, Corporate expenses were essentially flat in 2011.

Corporate costs rose throughout 2010 as we invested in staff to support our growing operations, as a result of our first full year of being a public company and as a result of the increase in regulatory and compliance requirements.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We seek to deploy excess cash generated in a disciplined manner. Principally, we will continue to reinvest excess cash in developing compelling services that we believe will generate high margins. In addition, we may seek to acquire a limited number of complementary companies that fit our strategic objectives. Finally, given the tax inefficiency of dividends, the low returns earned on cash held and our current belief to pursue a limited number of acquisitions, we believe one of the best ways to return value to shareholders is through a share repurchase program.

On May 19, 2010, our shareholders authorized us to purchase up to 3.8 million shares of our common stock in the open market. Through December 31, 2011, we purchased 2.3 million shares of our common stock on the open market at an average price of $34.55 leaving 1.5 million shares still available for purchase under the program.

Cash Flows

The following table presents our cash flows for the years ended December 31:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
(dollars in thousands)	2011	% Better /(Worse)	2010	% Better /(Worse)	2009

Net Income Adjusted for Non-Cash Items	$96,657	30	$74,564	131	$33,192
Working Capital	14,954	169	(21,752)	N/M	92

Cash Flow from Operating Activities	111,611	111	52,812	59	33,284
Cash Flow from Investing Activities	(33,070)	16	(39,489)	N/M	(7,536)
Cash Flow from Financing Activities	(68,550)	(217)	(21,645)	N/M	(2,280)

Net Change in Cash	9,991	220	(8,322)	(135)	23,468
Cash at Beginning of Period	22,134	(27)	30,456	N/M	6,988

Cash at End of Period	$32,125	45	$22,134	(27)	$30,456

N/M — Not meaningful.

Cash Flow from Operating Activities

Cash flow from operating activities consists of two components: (i) net income adjusted for depreciation, amortization and certain other non-cash items and (ii) working capital. For the year ended December 31, 2011, we generated $111.6 million in positive cash flow from operations or approximately $0.33 for every dollar of service revenue. This primarily reflects our profitability, adjusted for non-cash items, as a result of our year-over-year growth in mortgage-related services as well as a focused effort to improve our working capital position.

The significant increase in operating cash flow in 2010 compared to 2009 was primarily driven by our increased profitability as our Mortgage Services segment has expanded.

Cash Flow from Investing Activities

During 2011, we invested $15.0 million in Correspondent One to facilitate the establishment of this business. In addition, we acquired Springhouse for net consideration of $1.8 million and Tracmail for net consideration of $0.7 million. Finally, we spent $16.4 million on capital expenditures principally consisting of technology investments and leasehold improvements necessary to facilitate our growth.

The largest use of cash flow for investing activities in 2010 was the acquisition of MPA in February 2010 for which the purchase consideration included $26.8 million in cash, net of cash acquired. In addition, we increased purchases of premises and equipment and technology to support our expansion of operations and in anticipation of the growth in Ocwen’s residential loan servicing portfolio.

Cash Flow from Financing Activities

The largest use of cash flow from financing activities was the repurchase of shares for $62.2 million and $17.8 million in 2011 and 2010, respectively. Additional activities include receipt of funds related to stock option exercises and payments to non-controlling interest owners as a result of the acquisition of MPA.

In 2009, prior to our Separation from Ocwen, we participated in a centralized cash management program with Ocwen. We made a significant amount of our cash disbursements through centralized payable systems which were operated by Ocwen, and a significant amount of our cash receipts were received by us and transferred to centralized accounts maintained by Ocwen. There were no formal financing arrangements with Ocwen. Prior to the Separation we recorded all cash receipts and disbursement activity between Ocwen and us through invested equity in the Consolidated Balance Sheets and as net distributions in the Consolidated Statements of Equity and Cash Flows because we considered such amounts to have been distributed to Ocwen. As such, our cash flow from financing activities in 2009 primarily included payments on debt and the net change in our invested equity balance.

Liquidity Requirements after December 31, 2011

During the first quarter of 2012, we expect to distribute $2.4 million to the Lenders One members, representing non-controlling interests.

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

CRITICAL ACCOUNTING JUDGMENTS

The preparation of financial statements in conformity with generally accepted accounting principles of the United States (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Note 2 to the consolidated financial statements. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Revenue Recognition

We recognize revenues from the services we provide in accordance with ASC Topic 605. ASC Topic 605 sets forth guidance as to when revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been performed; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. Generally, the contract terms for these services are relatively short in duration, and we recognize revenues as the services are performed either on a per unit or a fixed price basis. Our revenue recognition policies are detailed in Note 2 to the consolidated financial statements. Significant areas of judgment include the period over which we recognize property preservation revenue, certain default management services revenue, certain insurance program management fees and the determination of fair value for certain IT infrastructure services that we provide Ocwen. Management considers historical information and other third-party objective evidence on a periodic basis in determining the appropriate revenue recognition.

Goodwill and Identifiable Intangible Assets

Goodwill. We evaluate goodwill for impairment annually during the fourth quarter or more frequently when an event occurs or circumstances change that indicates that the carrying value may not be recoverable. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flow are based on our best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment share and general economic conditions. Certain estimates of discounted cash flows involve businesses and geographies with limited financial history and developing revenue models.

Based on the fourth quarter 2011 analysis, management concluded no impairment was indicated given the fair value for the associated reporting units was substantially in excess of the book value.

In 2010, management determined it was prudent to impair $2.8 million of goodwill in the Financial Services segment. This determination was made after considering quantitative and qualitative factors including past performance and execution risk.

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

Given the performance of our Financial Services segment, we continue to monitor the performance of amortizing intangible assets, particularly those associated with customer lists. To date, we have not determined the need for any impairment charges for identified intangible assets.

Accounting for Income Taxes

We are subject to income taxes in Luxembourg, the United States, India and Uruguay. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and estimates for which the ultimate tax determination may vary from year to year. For example, our effective tax rates could be adversely affected by lower than anticipated earnings in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates, by changes in foreign currency exchange rates or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. We are subject to audit in various taxing jurisdictions, and such jurisdictions may assess additional income tax during an examination. Although we believe our tax balances are sufficient to support our future tax liabilities, the final determination of tax audits and any related litigation could differ from the balances we have accrued.

OTHER MATTERS

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of escrow arrangements and operating leases.

We hold customers’ assets in escrow at various financial institutions pending completion of certain real estate and debt collection activities. These amounts are held in escrow for limited periods of time, generally consisting of a few days. To the extent these assets are not co-mingled with our fees and are maintained in segregated bank accounts, they are generally not included in the accompanying Consolidated Balance Sheets, the balance of which is $17.7 million at December 31, 2011.

Contractual Obligations, Commitments and Contingencies

Our long-term contractual obligations generally include our operating lease payments on certain of our property and equipment. The following table sets forth information relating to our contractual obligations as of December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Non-Cancelable Operating Lease Obligations	$18,448	$9,564	$8,884	$—	$—
Capital Lease Obligations – Principal	836	634	202	—	—
Contractual Interest Payments(1)	27	25	2	—	—

Total	$19,311	$10,223	$9,088	$—	$—

(1)	Represents estimated future interest payments on capital leases, based on applicable interest rates as of December 31, 2011.

For further information, see Note 18 to the consolidated financial statements.

Related Party — Ocwen

For the year ended December 31, 2011, we generated $223.2 million of Mortgage Services, $0.3 million of Financial Services and $21.8 million of Technology Services segment revenue from Ocwen. Services provided to Ocwen included residential property valuation, real estate asset management and sales, trustee management services, property inspection and preservation, closing and insurance services, charge-off second mortgage collections, core technology back office support and multiple business technologies including our REALSuite of products. We provided all services at rates we believe to be comparable to market rates.

For the year ended December 31, 2011, Altisource billed Ocwen $2.6 million and Ocwen billed Altisource $1.9 million for services provided under the Transition Services Agreement. These amounts are reflected as a component of Selling, General and Administrative Expenses in the accompanying Consolidated Statements of Operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial market risk consists primarily of foreign currency exchange risk. We are exposed to foreign currency exchange rate risk in connection with our investment in non-U.S. dollar functional currency operations which are limited, to the extent that our foreign exchange positions remain unhedged.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Altisource Portfolio Solutions S.A.:

We have audited the accompanying consolidated balance sheets of Altisource Portfolio Solutions S.A. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ and invested equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Altisource Portfolio Solutions S.A. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company has entered into significant transactions with Ocwen Financial Corporation, a related party.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

February 16, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Altisource Portfolio Solutions S.A.:

We have audited the internal control over financial reporting of Altisource Portfolio Solutions S.A. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission .

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 16, 2012 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding significant transactions with Ocwen Financial Corporation, a related party.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

February 16, 2012

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Consolidated Balance Sheets

(In Thousands, Except Per Share Data)

	September 30,	September 30,
	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$32,125	$22,134
Accounts Receivable, net	52,005	53,495
Prepaid Expenses and Other Current Assets	5,002	13,076
Deferred Tax Asset, net	1,133	551

Total Current Assets	90,265	89,256

Restricted Cash	158	1,045
Premises and Equipment, net	25,600	17,493
Deferred Tax Asset, net	4,373	1,206
Intangible Assets, net	64,950	72,428
Goodwill	14,915	11,836
Investment in Equity Affiliate	14,470	—
Other Non-current Assets	9,428	4,536

Total Assets	$224,159	$197,800

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$44,867	$35,384
Capital Lease Obligations—Current	634	680
Other Current Liabilities	9,939	5,616

Total Current Liabilities	55,440	41,680

Capital Lease Obligations—Non-current	202	852
Other Non-current Liabilities	2,574	3,370

Commitment and Contingencies

Equity:
Common Stock ($1.00 par value; 100,000 shares authorized;
25,413 shares issued and 23,405 outstanding in 2011;
25,413 shares issued and 24,881 outstanding in 2010)	25,413	25,413
Retained Earnings	126,161	58,546
Additional Paid-in-Capital	83,229	79,297
Treasury Stock, at cost ($1.00 par value; 2,008 and 532 sharesin 2011 and 2010, respectively)	(72,048)	(14,418)

Altisource Equity	162,755	148,838

Non-controlling Interests	3,188	3,060

Total Equity	165,943	151,898

Total Liabilities and Equity	$224,159	$197,800

See notes to consolidated and combined consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	September 30,	September 30,	September 30,
	For the Years Ended December 31,
	2011	2010	2009

Revenue	$423,687	$301,378	$202,812
Cost of Revenue	275,849	189,059	126,797

Gross Profit	147,838	112,319	76,015
Selling, General and Administrative Expenses	62,131	57,352	39,473

Income from Operations	85,707	54,967	36,542
Other Income (Expense), net	203	804	1,034

Income Before Income Taxes and Non-controlling Interests	85,910	55,771	37,576
Income Tax Benefit (Provision)	(7,943)	403	(11,605)

Net Income	77,967	56,174	25,971
Net Income Attributable to Non-controlling Interests	(6,855)	(6,903)	—

Net Income Attributable to Altisource	$71,112	$49,271	$25,971

Earnings Per Share:
Basic	$2.92	$1.96	$1.08

Diluted	$2.77	$1.88	$1.07

Weighted Average Shares Outstanding:
Basic	24,373	25,083	24,062

Diluted	25,685	26,259	24,261

Transactions with Related Parties Included Above:
Revenue	$245,262	$154,988	$94,897
Selling, General and Administrative Expenses	$1,893	$1,056	$4,308
Interest Expense	$—	$—	$1,290

See notes to consolidated and combined consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Consolidated Statements of Changes in Stockholders’ and Invested Equity

(In Thousands)

	00000	00000	00000	00000	00000	00000	00000	00000	00000
	Altisource Equity
	Invested Equity	Common Stock		Retained Earnings	Additional Paid-in Capital	Treasury Stock, at cost	Non-controlling Interests	Total	Comprehensive Income
		Shares

Balance, January 1, 2009	$54,487	263	$6,059	$—	$—	$—	$—	$60,546
Share Issuance due to Conversion to a Luxembourg Societé Anonyme	(3,283)	9,079	3,283	—	—	—	—	—
Net Income for Pre-separation Period	14,306	—	—	—	—	—	—	14,306	$14,306
Net Transfers to Ocwen	(1,354)	—	—	—	—	—	—	(1,354)	—
Consummation of Spin-off Transaction and Distribution to Common Stock	(64,156)	14,732	14,732	—	49,424	—	—	—	—
Share-Based Compensation Expense	—	—	—	—	296	—	—	296	—
Exercise of Stock Options	—	71	71	—	818	—	—	889	—
Net Income for Post-separation Period	—	—	—	11,665	—	—	—	11,665	11,665

Balance, December 31, 2009	—	24,145	24,145	11,665	50,538	—	—	86,348	$25,971

Net Income	—	—	—	49,271	—	—	6,903	56,174	$56,174
Acquisition of MPA	—	959	959	—	22,941	—	3,268	27,168	—
Contributions from Non-controlling Interest Holders	—	—	—	—	—	—	41	41	—
Distributions to Non-controlling Interest Holders	—	—	—	—	—	—	(7,152)	(7,152)	—
Share-based Compensation Expense	—	—	—	—	3,110	—	—	3,110	—
Exercise of Stock Options	—	298	298	(2,390)	2,708	3,370	—	3,986	—
Delivery of Vested Restricted Stock	—	11	11	—	—	—	—	11	—
Repurchase of Shares	—	—	—	—	—	(17,788)	—	(17,788)	—

Balance, December 31, 2010	—	25,413	25,413	58,546	79,297	(14,418)	3,060	151,898	$56,174

Net Income	—	—	—	71,112	—	—	6,855	77,967	$77,967
Contributions from Non-controlling Interest Holders	—	—	—	—	—	—	49	49	—
Distributions to Non-controlling Interest Holders	—	—	—	—	—	—	(6,776)	(6,776)	—
Share-based Compensation Expense	—	—	—	—	3,932	—	—	3,932	—
Exercise of Stock Options	—	—	—	(3,497)	—	4,521	—	1,024	—
Repurchase of Shares	—	—	—	—	—	(62,151)	—	(62,151)	—

Balance, December 31, 2011	$—	25,413	$25,413	$126,161	$83,229	$(72,048)	$3,188	$165,943	$77,967

See notes to consolidated and combined consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Consolidated Statements of Cash Flows

(In Thousands)

	September 30,	September 30,	September 30,
	For the Years Ended December 31,
	2011	2010	2009

Cash Flows from Operating Activities:
Net Income	$77,967	$56,174	$25,971
Reconciling Items:
Depreciation and Amortization	8,351	7,158	5,432
Amortization of Intangible Assets	5,291	4,891	2,672
Goodwill Impairment	—	2,816	—
Share-based Compensation Expense	3,932	3,110	296
Equity in Losses of Affiliate	530	—	—
Bad Debt Expense	967	1,534	—
Deferred Income Taxes	(381)	(1,119)	(1,179)
Changes in Operating Assets and Liabilities, net of Acquisitions:
Accounts Receivable	812	(18,259)	(21,420)
Prepaid Expenses and Other Current Assets	747	(9,851)	117
Other Assets	(4,892)	(2,799)	(616)
Accounts Payable and Accrued Expenses	14,760	8,180	19,425
Other Current and Non-current Liabilities	3,527	977	2,586

Net Cash Flows from Operating Activities	111,611	52,812	33,284

Cash Flows from Investing Activities:
Additions to Premises and Equipment	(16,442)	(11,614)	(7,536)
Acquisition of Business, net of Cash Acquired	(2,515)	(26,830)	—
Investment in Equity Affiliate	(15,000)	—	—
Change in Restricted Cash	887	(1,045)	—

Net Cash Flows from Investing Activities	(33,070)	(39,489)	(7,536)

Cash Flows from Financing Activities:
Principal Payments on Capital Lease Obligations	(696)	(743)	(692)
Proceeds from Stock Option Exercises	1,024	3,997	889
Purchase of Treasury Stock	(62,151)	(17,788)	—
Contributions from Non-controlling Interests	49	41	—
Distributions to Non-controlling Interests	(6,776)	(7,152)	—
Net Distribution to Parent	—	—	(1,354)
Payments of Line of Credit	—	—	(1,123)

Net Cash Flows from Financing Activities	(68,550)	(21,645)	(2,280)

Net Increase (Decrease) in Cash and Cash Equivalents	9,991	(8,322)	23,468
Cash and Cash Equivalents at the Beginning of the Year	22,134	30,456	6,988

Cash and Cash Equivalents at the End of the Year	$32,125	$22,134	$30,456

Supplemental Cash Flow Information
Interest Paid	$83	$108	$25
Income Taxes (Received) Paid, net	(1,956)	6,069	795

Non-Cash Investing and Financing Activities
Shares issued in Connection with Acquisition	$—	$23,900	$—
Reduction in Income Tax Payable from Tax Amortizable Goodwill	3,367	3,029	2,216
Increase in Common Stock due to the Company’s Conversion to a
Luxembourg Société Anonyme	—	—	3,283

See notes to consolidated and combined consolidated financial statements

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements

1. ORGANIZATION AND BASIS OF PRESENTATION

Altisource Portfolio Solutions S.A., together with its subsidiaries, (which may be referred to as Altisource™, the Company, we, us or our) is a provider of services focused on high value, technology-enabled, knowledge-based functions principally related to real estate and mortgage portfolio management, asset recovery and customer relationship management. We were incorporated under the laws of Luxembourg on November 4, 1999 as Ocwen Luxembourg S.à r.l., renamed Altisource Portfolio Solutions S.à r.l. on May 12, 2009 and converted into Altisource Portfolio Solutions S.A. on June 5, 2009. We became a publicly traded company on the NASDAQ Global Select market under the symbol “ASPS” as of August 10, 2009, see “Separation” below.

In February 2010, we acquired all of the outstanding membership interests of The Mortgage Partnership of America, L.L.C. (“MPA™”). MPA was formed as a Missouri limited liability company to serve as the manager of Best Partners Mortgage Cooperative, Inc. (“BPMC™”) doing business as Lenders One Mortgage Cooperative (“Lenders One®”). Lenders One is a national alliance of independent mortgage bankers (“Members”) that provides its Members with education and training along with revenue enhancing, cost reducing and market share expanding opportunities. In April 2011, we acquired Springhouse, LLC (“Springhouse™”) an appraisal management company that utilizes a nationwide panel of appraisers to provide real estate appraisals principally to mortgage originators, including the members of Lenders One, and real estate asset managers. In July 2011, we acquired the assembled workforce of a sub-contractor (“Tracmail”) in India that performed asset recovery services (see Note 4).

We conduct our operations through three reporting segments: Mortgage Services, Financial Services and Technology Services. In addition, we report our corporate related expenditures as a separate segment (see Note 19 for a description of our business segments).

Separation – On August 10, 2009, we became a stand-alone public company in connection with our separation from Ocwen Financial Corporation (“Ocwen®”) (the “Separation”). Prior to the Separation, our businesses were wholly-owned subsidiaries of Ocwen. On the date of Separation, Ocwen distributed all of the Altisource common stock to Ocwen’s shareholders (the “Distribution”).

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

Basis of Presentation – Beginning August 10, 2009, after our assets and liabilities were formally contributed by Ocwen to Altisource pursuant to the terms of the Separation Agreement, our financial statements have been presented on a consolidated basis for financial reporting purposes. Our consolidated financial statements include the assets and liabilities, revenues and expenses directly attributable to our operations.

For periods prior to the date of Separation, these financial statements include allocations of expenses from Ocwen for corporate functions including insurance, employee benefit plan expense and allocations for certain centralized administration costs for executive management, treasury, real estate, accounting, auditing, tax, risk management, internal audit, human resources and benefits administration. For additional information, see Note 3.

The financial statements for the period ended December 31, 2009 also do not necessarily reflect what our consolidated results of operations, financial position and cash flows would have been had we operated as an independent company during the entire periods presented. For instance, as an independent public company, Altisource incurs costs for maintaining a separate Board of Directors, obtaining a separate audit, relocating certain executive management and hiring additional personnel.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting – The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation – The financial statements include the accounts of the Company, its wholly-owned subsidiaries and those entities in which we have a variable interest and are the primary beneficiary. Intercompany balances and transactions have been eliminated.

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

The management agreement between MPA and Lenders One, pursuant to which MPA is the management company of Lenders One, represents a variable interest in a variable interest entity. MPA determined that it is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact Lenders One’s economic performance and the obligation to absorb losses or the right to receive benefits from Lenders One. As a result, Lenders One is presented in the accompanying consolidated financial statements on a consolidated basis with the interests of the Members reflected as Non-controlling Interest on the Consolidated Balance Sheets. At December 31, 2011, Lenders One had total assets of $5.2 million and liabilities of less than $0.1 million.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, determining shared-based compensation, income taxes, collectability of receivables, valuation of acquired intangibles and goodwill, depreciable lives of fixed assets and contingencies. Actual results could differ materially from those estimates.

Cash and Cash Equivalents – We classify all highly liquid instruments with an original maturity of three months or less at the time of purchase as cash equivalents.

Accounts Receivable, Net – Accounts Receivable are net of an allowance for doubtful accounts that represent an amount that we estimate to be uncollectible. We have estimated the allowance for doubtful accounts based on our historical write-offs, our analysis of past due accounts based on the contractual terms of the receivables, and our assessment of the economic status of our customers, if known. The carrying value of Accounts Receivable, net, approximates fair value.

Premises and Equipment, Net – We report Premises and Equipment, net at cost or estimated fair value at acquisition and depreciate them over their estimated useful lives using the straight-line method as follows:

September 30,
Furniture and Fixtures	5 years
Office Equipment	5 years
Computer Hardware and Software	2 –3 years
Leasehold Improvements	Shorter of useful life or term of lease

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

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

Business Combinations – We account for acquisitions using the purchase method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805. The purchase price of the acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date.

Investment in Equity Affiliate – We utilize the equity method to account for investments in equity securities where we have the ability to exercise significant influence over operating and financial policies of the investee. We include a proportionate share of earnings and/or losses of equity method investees in Equity Income (Loss) in Affiliates, net which is included in Other Income (Expense), net in the Consolidated Statements of Operations.

Goodwill – Goodwill represents the excess cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on estimated category expansion, pricing, market segment share and general economic conditions.

We conduct our annual impairment test as of November 30 of each year and determined no impairment of goodwill was required for the years ended December 31, 2011 and 2009 (in 2010, we recorded a $2.8 million impairment in our Financial Service segment).

Intangible Assets, Net – Identifiable intangible assets acquired in business combinations are recorded based on their fair values at the date of acquisition. We determine the useful lives of our identifiable Intangible Assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any arrangements, the history of the asset, our long-term strategy for use of the asset and other economic factors. We amortize intangible assets that we deem to have definite lives on a straight-line basis over their useful lives, generally ranging from 5 to 20 years.

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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

Fair Value of Financial Instruments – The fair value of financial instruments, which primarily include Cash and Cash Equivalents, Restricted Cash, Accounts Receivable and Accounts Payable and Accrued Expenses are carried at amounts that approximate their fair value due to the short-term nature of these amounts.

Functional Currency—The currency of the primary economic environment in which our operations are conducted is the U.S. dollar. Therefore, the U.S. dollar has been determined to be our functional and reporting currency. Non-dollar transactions and balances have been measured in U.S. dollars in accordance with ASC Topic 830. All transaction gains and losses from the measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as income or expenses, as appropriate.

Defined Contribution 401(k) Plan – Some of our employees currently participate in a defined contribution 401(k) plan under which we may make matching contributions equal to a discretionary percentage determined by us. We recorded expense of $0.1 million, $0.2 million and $0.1 million in 2011, 2010 and 2009, respectively, related to our discretionary amounts contributed.

Equity-based Compensation – Equity-based compensation is accounted for under the provisions of ASC Topic 718. Under ASC Topic 718, the cost of employee services received in exchange for an award of equity instruments is generally measured based on the grant-date fair value of the award. Equity-based awards that do not require future service are expensed immediately. Equity-based employee awards that require future service are recognized over the relevant service period. Further, as required under ASC Topic 718, we estimate forfeitures for equity-based awards that are not expected to vest.

Earnings Per Share – We compute Earnings Per Share (“EPS”) in accordance with ASC Topic 260. Basic Net Income per Share is computed by dividing Net Income by the weighted-average number of common stock outstanding for the period. Diluted Net Income Per Share reflects the assumed conversion of all dilutive securities.

Revenue Recognition– We recognize revenues from the services we provide in accordance with ASC Topic 605. ASC Topic 605 sets forth guidance as to when revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been performed; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. Generally, the contract terms for these services are relatively short in duration, and we recognize revenues as the services are performed either on a per unit or a fixed price basis. Specific policies for each of our reportable segments are as follows:

Mortgage Services: We recognize revenues for the majority of the services we provide in this segment on completion of the service to our customer. For default processing services and certain property preservation services, we recognize revenue over the period during which we perform the related services, with full recognition on completion of the related foreclosure filing or on closing of the related real estate transaction. We record revenue associated with real estate sales on a net basis as we perform services as an agent without assuming the risks and rewards of ownership of the asset and the commission earned on the sale is a fixed percentage. Reimbursable expenses of $80.1 million, $44.6 million and $16.1 million incurred in 2011, 2010 and 2009, respectively, primarily in conjunction with our property preservation and default processing services are included in revenues with an equal offsetting expense included in cost of revenues. These amounts are recognized on a gross basis, principally because we have complete control over selection of vendors.

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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

Technology Services: For our REALSuite™, we charge based on the number of our client’s loans processed on the system or on a per-transaction basis. We record transactional revenues when the service is provided and other revenues monthly based on the number of loans processed, employees serviced or services provided. Furthermore, we provide IT infrastructure services to Ocwen and charge for these services primarily based on the number of employees that are using the applicable systems and the number and type of licensed products used by Ocwen. We record revenue associated with implementation services upon completion and maintenance ratably over the related service period.

Income Taxes – We account for certain income and expense items differently for financial purposes and income tax purposes. We recognize deferred income tax assets and liabilities for these differences between the financial reporting basis and the tax basis of our assets and liabilities as well as expected benefits of utilizing net operating loss and credit carryforwards. The most significant temporary differences relate to accrued compensation, amortization, and loss and credit carryforwards. We measure deferred income tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. The effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all the deferred tax assets will not be realized.

Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions including evaluating uncertainties under ASC Topic 740.

3. TRANSACTIONS WITH RELATED PARTIES

Ocwen remains our largest customer. Following the Separation, Ocwen is contractually obligated to purchase certain Mortgage Services and Technology Services from us under service agreements. These agreements extend for eight years from the date of Separation subject to termination under certain provisions. Ocwen is not restricted from redeveloping these services. We settle amounts with Ocwen on a daily, weekly or monthly basis based upon the nature of the services and when the service is completed.

With respect to Ocwen, related party revenues consist of revenues earned directly from Ocwen and revenues earned from the loans serviced by Ocwen when Ocwen determines the service provider. We earn additional revenue on the loan portfolios serviced by Ocwen that are not considered related party revenues as Ocwen does not have the ability to decide the service provider. As a percentage of each of our segment revenues and as a percentage of consolidated revenues, related party revenue was as follows for the year ended December 31:

	September 30,	September 30,	September 30,
	For the Years Ended December 31,
	2011	2010	2009

Mortgage Services	72%	73%	84%
Technology Services	39	37	44
Financial Services	< 1	< 1	< 1
Consolidated Revenues	58%	51%	47%

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

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

Transition Services

In connection with the Separation, Altisource and Ocwen entered into a Transition Services Agreement under which services in such areas as human resources, vendor management, corporate services, six sigma, quality assurance, quantitative analytics, treasury, accounting, tax, risk management, legal, strategic planning, compliance and other areas are provided to the counterparty for up to two years from the date of Separation. The agreement was subsequently extended in August 2011 for certain services for an additional year. For the years ended December 31, 2011 and 2010, Altisource billed Ocwen $2.6 million and $1.8 million, respectively, and Ocwen billed Altisource $1.9 million and $1.1 million respectively for services provided under this agreement. Amounts were immaterial in 2009. These amounts are reflected as a component of Selling, General and Administrative expenses in the Consolidated Statements of Operations.

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

Springhouse and Tracmail

In April 2011, we acquired Springhouse, an appraisal management company that utilizes a nationwide panel of appraisers to provide real estate appraisals principally to mortgage originators, including the members of Lenders One, and real estate asset managers.

In July 2011, we acquired the assembled workforce of Tracmail, a sub-contractor in India that performed asset recovery services. Prior to acquisition, the costs paid to the sub-contractor were included in Outside Fees and Services (included in Cost of Revenue in the Consolidated Financial Statements).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

The allocation of the purchase price for these transactions is as follows:

September 30,
(in thousands)

Accounts Receivable	$289
Premises and Equipment	16
Identifiable Intangible Assets	1,180
Goodwill	3,079

4,564
Accounts Payable and Accrued Expenses	(2,049)

Total Consideration	$2,515

Management has assigned the following lives to identified assets acquired as a result of the acquisitions:

September 30,
Estimated Life (in Years)

Premises and Equipment	2 – 5
Trademarks(1)	4
Customer Lists(1)	6
Non-compete(1)	2
Goodwill	Indefinite
(1) The identifiable assets are subject to amortization on a straight-line basis as this best approximates the benefit period related to these assets.

The goodwill arising from the Springhouse acquisition assigned to our Mortgage Services segment relates principally to in-place workforce and our ability to go to market more quickly with a retail origination appraisal business. The goodwill arising from the Tracmail acquisition assigned to our Financial Services segment relates principally to in-place workforce. All goodwill and intangible assets related to the acquisitions are expected to be amortizable and deductible for income tax purposes.

MPA

On February 12, 2010, we acquired all of the outstanding membership interests of MPA pursuant to a Purchase and Sale Agreement. MPA serves as the manager of Lenders One, a national alliance of independent mortgage bankers. The alliance was established in 2000 and as of December 31, 2011 consisted of 214 members.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

Consideration for the transaction consisted of cash, common stock and put option agreements:

September 30,
(in thousands)	Consideration

Cash	$29,000
Common Stock	23,900
Put Option Agreements at Fair Value	1,289
Working Capital Adjustment	835

Total Consideration	$55,024

The common stock consisted of 1.0 million shares of Altisource’s common stock valued at $24.92 per share based on the closing price of Altisource common stock on February 11, 2010. A portion of the stock consideration (0.3 million shares) was held in escrow two years from the closing date of the acquisition to secure MPA’s indemnification obligations under the Purchase and Sale Agreement. The escrowed shares were released in 2011. In addition, we entered into three put option agreements with certain of the sellers whereby each seller has the right, with respect to an aggregate of 0.5 million shares of our common stock, to put up to 25% of eligible shares each year for a total of four years at a price equal to $16.84 per share. All remaining put agreements expired in December 2011 due to the attainment of certain Altisource share price thresholds.

5. ACCOUNTS RECEIVABLE, NET

Accounts Receivable, net consists of the following:

	September 30,	September 30,
	December 31,
(in thousands)	2011	2010

Third-party Accounts Receivable	$13,776	$19,039
Unbilled Fees	34,553	32,055
Receivable from Ocwen	5,250	3,950
Receivable from Correspondent One	123	—
Other Receivables	350	583

	54,052	55,627
Allowance for Doubtful Accounts	(2,047)	(2,132)

Total	$52,005	$53,495

Unbilled Fees consist primarily of Asset Management and Default Management Services for which we recognize revenues over the service delivery period but bill at completion of the service.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

A summary of the allowance for doubtful accounts, net of recoveries, for the years ended December 31, 2011, 2010 and 2009 is as follows:

September 30,
(in thousands)

Balance, January 1, 2009	$777
Bad Debt Expense	338
Recoveries	(205)
Write-offs	(214)

Balance, December 31, 2009	696
Bad Debt Expense	1,735
Recoveries	(106)
Write-offs	(193)

Balance, December 31, 2010	$2,132
Bad Debt Expense	967
Recoveries	(54)
Write-offs	(998)

Balance, December 31, 2011	$2,047

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid Expenses and Other Current Assets consist of the following:

	September 30,	September 30,
	December 31,
(in thousands)	2011	2010

Prepaid Expenses	$4,211	$5,134
Income Tax Receivable	—	7,327
Other Current Assets	791	615

Total	$5,002	$13,076

7. PREMISES AND EQUIPMENT, NET

Premises and Equipment, net which include amounts recorded under capital leases, consists of the following:

	September 30,	September 30,
	December 31,
(in thousands)	2011	2010

Computer Hardware and Software	$39,452	$32,931
Office Equipment and Other	15,068	9,717
Furniture and Fixtures	4,299	2,226
Leasehold Improvements	7,014	4,501

	65,833	49,375
Less: Accumulated Depreciation and Amortization	(40,233)	(31,882)

Total	$25,600	$17,493

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

Depreciation and amortization expense, inclusive of capital lease obligations, amounted to $8.4 million, $7.2 million and $5.4 million for 2011, 2010 and 2009, respectively, and is included in Cost of Revenue for operating assets and in Selling, General and Administrative expense for non-operating assets in the accompanying Consolidated Statements of Operations.

8. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

Goodwill relates to the acquisitions of MPA, Springhouse, Tracmail, and the company that developed the predecessor to our REALTrans® vendor management platform.

Changes in Goodwill during the years ended December 31, 2011 and 2010 are summarized below:

	September 30,	September 30,	September 30,	September 30,
(in thousands)	Mortgage Services	Financial Services	Technology Services	Total

Balance, January 1, 2010	$—	$7,706	$1,618	$9,324
Acquisition of MPA	10,218	—	—	10,218
Component 2 Amortization (a)	—	(4,890)	—	(4,890)
Impairment Loss (b)	—	(2,816)	—	(2,816)

Balance, December 31, 2010	10,218	—	1,618	11,836
Acquisition of Springhouse	701	—	—	701
Acquisition of Tracmail	—	2,378	—	2,378

Balance, December 30, 2011	$10,919	$2,378	$1,618	$14,915

a)	See footnote (a) below Intangible Assets table below.

b)

Based on the fourth quarter goodwill impairment test, management determined it was prudent to impair $2.8 million of goodwill in the Financial Services segment. This determination was made after considering quantitative and qualitative factors including past performance and execution risk.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

Intangible Assets, Net

Intangible assets relate to our acquisitions of MPA (see Note 4) and Nationwide Credit, Inc (“NCI®”). No impairment charges were taken during the periods presented.

Intangible Assets, net during the years ended December 31, 2011 and 2010 consist of the following:

	September 30,	September 30,	September 30,	September 30,		September 30,	September 30,	September 30,
	Weighted Average Estimated Useful	Gross Carrying Amount		Accumulated Amortization			Net Book Value
	Life	December 31,		December 31,			December 31,
(dollars in thousands)	(Years)	2011	2010	2011		2010	2011	2010

Definite-lived Intangible
Assets
Trademarks	16	$10,614	$10,200	$3,353		$2,346	$7,261	$7,854
Customer Lists	19	38,366	37,700	13,010	(a)	7,447	25,356	30,253
Operating Agreement	20	35,000	35,000	3,354		1,604	31,646	33,396
Non-compete Agreement	4	1,300	1,200	613		275	687	925

Total Intangible Assets		$85,280	$84,100	$20,330		$11,672	$64,950	$72,428

a)

Prior to our acquisition of NCI in 2007, NCI completed an acquisition which created tax-deductible goodwill that amortizes for tax purposes over time. When we acquired NCI in 2007, we recorded a lesser amount of goodwill for financial reporting purposes than what had previously been recorded at NCI for tax purposes. This difference between the amount of goodwill recorded for financial reporting purposes and the amount recorded for taxes is referred to as “Component 2” goodwill and it resulted in our recording periodic reductions first to our book goodwill balance in our consolidated financial statements. As our book goodwill balance was fully written off at December 31, 2010 (see Goodwill section above), we continue to amortize the remaining Component 2 goodwill for U.S. tax purposes by reducing certain intangible assets by the remaining tax benefits of the Component 2 goodwill as they are realized in our tax returns. The amount amortized was $3.4 million for the year ended December 31, 2011. The balance of Component 2 goodwill remaining was $5.7 million as of December 31, 2011 which should generate $3.5 million of reductions of intangible assets when the benefit can be realized for U.S. tax purposes.

Amortization expense for definite lived intangible assets was $5.3 million, $4.9 million and $2.7 million for the fiscal years ended December 31, 2011, 2010 and 2009, respectively. Expected annual amortization for years 2012 through 2016, is $5.0 million, $4.8 million, $4.5 million, $4.4 million and $4.3 million, respectively.

9. INVESTMENT IN EQUITY AFFILIATE

Correspondent One S.A. (“Correspondent One™”) facilitates the purchase of closed conforming and government guaranteed residential mortgages from approved mortgage bankers. Correspondent One provides members of Lenders One additional avenues to sell loans beyond Lenders One’s preferred investor arrangements and the members’ own network of loan buyers. We have significant influence over the general operations of Correspondent One consistent with our 49% ownership level and therefore account for our investment under the equity method. As of December 31, 2011 we have no additional funding commitments to Correspondent One.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

Correspondent One is in the initial phases of building its operations and therefore is expected to operate at a loss into 2012. The net loss on this investment using the equity method was $0.5 million for the year ended December 31, 2011. The following table presents summarized financial information for Correspondent One which had no revenues as of December 31, 2011 except for interest income as no loans were sold:

September 30,
(in thousands)	Year Ended December 31, 2011

Net loss	$(1,087)

As of December 31,2011

Current Assets	$29,600
Non Current Assets	524
Current Liabilities	461
Equity	29,663

10. OTHER NON-CURRENT ASSETS

Other Non-Current Assets consist of the following:

	September 30,	September 30,
	December 31,
(in thousands)	2011	2010

Security Deposits	$7,615	$3,047
Unbilled Fees	1,773	1,449
Other	40	40

Total	$9,428	$4,536

11. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts Payable and Accrued Expenses consist of the following:

	September 30,	September 30,
	December 31,
(in thousands)	2011	2010

Accounts Payable	$2,974	$5,960
Accrued Expenses—General	18,485	11,189
Accrued Salaries and Benefits	14,575	12,010
Income Taxes Payable	6,419	3,807
Payable to Ocwen	2,414	2,418

Total	$44,867	$35,384

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

Other Current Liabilities consist of the following:

	September 30,	September 30,
	December 31,
(in thousands)	2011	2010

Deferred Revenue	$4,581	$2,542
Facility Closure Cost Accrual, Current Portion	131	253
Collections Due to Clients	768	726
Other	4,459	2,095

Total	$9,939	$5,616

Facility Closure Costs

During 2009, we accrued facility closure costs (included in other current and other non-current liabilities in the Balance Sheet and in Selling, General and Administrative Expenses in the Statement of Operations) primarily consisting of lease exit costs (expected to be paid through 2014) and severance for the closure of two facilities. The following table summarizes the activity for severance and other charges, all recorded in our Financial Services segment, for the years ended December 31, 2011 and 2010:

September 30,
(in thousands)	Total

Balance, January 1, 2010	$916
Payments	(244)

Balance, December 31, 2010	672
Less: Long-term Portion	(419)

Facility Closure Cost Accrual, Current Portion	$253

Balance, December 31, 2010	$672
Payments	(217)

Balance, December 31, 2011	455
Less: Long-term Portion	(324)

Facility Closure Cost Accrual, Current Portion	$131

We do not expect significant additional costs related to the closure of these facilities.

12. STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Common Stock

Our Board of Directors has the power to issue shares of authorized but unissued common stock without further shareholder action subject to the requirements of applicable laws and stock exchanges. At December 31, 2011, we had authorized 100.0 million shares. At December 31, 2011, we had 23.4 million shares of common stock outstanding. The holders of shares of Altisource common stock are entitled to one vote for each share on all matters voted on by shareholders, and the holders of such shares will possess all voting power.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

Treasury Stock

On May 19, 2010, our shareholders authorized us to purchase up to 3.8 million shares of our common stock in the open market. Through December 31, 2011, we purchased 2.3 million shares of our common stock on the open market at an average price of $34.55 per share, leaving 1.5 million shares still available for purchase under the program.

Equity Incentive Plan

Our 2009 Equity Incentive Plan (the “Plan”) provides for various types of equity awards, including stock options, stock appreciation rights, stock purchase rights, restricted shares and other awards, or a combination of any of the above. Under the Plan, we may grant up to 6.7 million share-based awards to officers, directors, key employees and certain Ocwen employees. As of December 31, 2011, 2.3 million share-based awards were available for future grant under the Plan. The shares will be issued from authorized and unissued shares of our common stock. Expired and forfeited awards are available for re-issuance. Vesting and exercise of share-based awards are generally contingent on continued employment.

Equity-Based Compensation

We have issued stock-based awards in the form of stock options for certain employees and officers. We recorded total stock compensation expense of $4.0 million, $3.1 million and $0.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. The total compensation expense for 2011 and 2010 includes $3.0 million and $0.5 million, respectively, related to the vesting of performance awards that vested in 2011 and 2010, respectively.

Outstanding equity based compensation currently only consists of stock option grants that are a combination of service-based and market-based options:

Service-based Options. These options are granted at fair market value on the date of grant. The options generally vest over four years with equal annual cliff-vesting and expire on the earlier of 10 years after the date of grant or following termination of service. A total of 1.0 million service-based awards were outstanding at December 31, 2011.

Market-based Options. These option grants have two components each of which vest only upon the achievement of certain criteria. The first component, which we refer to internally as “ordinary performance” grants, consists of two-thirds of the market-based grant and begins to vest if the stock price realizes a compounded annual gain of at least 20% over the exercise price, so long as the stock price is at least double the exercise price. The remaining third of the market-based options, which we refer to internally as “extraordinary performance” grants, begins to vest over three years if the stock price realizes a compounded annual gain of at least 25% over the exercise price, so long as it is at least triple the exercise price. The vesting schedule for all market-based awards is 25% upon achievement of the criterion and the remaining 75% in three equal annual installments. A total of 2.2 million market-based awards were outstanding at December 31, 2011.

We granted 0.2 million stock options (at an average price of $33.15 per share) and 0.9 million stock options (at an average price of $23.58 per share) during the years ended December 31, 2011 and 2010, respectively.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

The fair value of the service-based options was determined using the Black-Scholes options pricing model while a lattice (binomial) model was used to determine the fair value of the market-based options using the following weighted average assumptions as of the grant date:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011		2010		2009
	Black-Scholes	Binomial	Black-Scholes	Binomial	Black-Scholes	Binomial
Risk-free Interest Rate	1.69 – 1.93%	0.04 – 3.03%	1.50 – 3.20%	0.02 – 3.66%	2.64%	0.50 – 3.86%
Expected Stock Price Volatility	48%	55.7 – 55.8%	47 – 50%	51 – 52%	39%	38 – 46%
Expected Dividend Yield	—	—	—	—	—	—
Expected Option Life (in years)	6.25	—	6.25 – 7	—	5	—
Contractual Life (in years)	—	14	—	13	—	10
Fair Value	$16.33 – $17.85	$16.91 – $20.39	$11.95 – $13.24	$10.05 – $12.42	$5.35	$4.54 – $5.33

The following table summarizes the weighted-average fair value of stock options granted, and the total intrinsic value of stock options exercised:

	September 30,		September 30,	September 30,
			December 31
			2011	2010
Weighted-Average Fair Value at Date of Grant			$17.66	$18.18
Intrinsic Value of Options Exercised	(in thousands	)	$4,966	$7,530
Fair Value of Options Vested	(in thousands	)	$3,536	$926

Stock-based compensation expense is recorded, net of estimated forfeiture rates ranging from 1% to 3%.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

As of December 31, 2011, estimated unrecognized compensation costs related to share-based payments amounted to $5.8 million which we expect to recognize over a weighted-average remaining requisite service period of approximately 3.0 years.

The following table summarizes activity of our stock options:

	September 30,	September 30,	September 30,	September 30,
	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2010	3,451,613	$13.46	7.3	$52,641

Granted	181,000	33.15
Exercised	(231,908)	11.20
Forfeited	(156,747)	24.44

Outstanding at December 31, 2011	3,243,958	$14.19	6.7	$116,755

Exercisable at December 31, 2011	1,787,132	$10.92	6.0	$70,165

The following table summarizes information about stock options outstanding and exercisable at December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$0.00 – $5.00	40,342	1.09	$2.97	40,342	1.09	$2.97
$5.01 – $10.00	2,035,326	6.28	9.49	1,387,416	6.16	9.46
$10.01 – $15.00	251,248	4.93	13.22	212,498	4.42	13.05
$20.01 – $25.00(a)	786,042	8.27	23.81	146,876	8.27	23.81
$30.01 – $35.00(a)	72,500	9.44	33.03	—	—	—
$35.01 – $40.00(a)	58,500	9.56	37.09	—	—	—

	3,243,958			1,787,132

(a)	These options contain market-based components as described above. All other options are time-based awards.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

The following table summarizes the market prices necessary in order for the market performance options to begin to vest:

	September 30,	September 30,
	Market Based Options
(in thousands, except share prices) Vesting Price	Ordinary Performance	Extraordinary Performance

$60.00 – $65.00	10	—
$65.01 – $70.00	26	72
$70.01 – $75.00	8	125
$75.01 – $95.00	0	5
$95.01 – $115.00	0	17

	44	219

Weighted Average Share Price	$67.45	$74.40

13. COST OF REVENUE

Cost of Revenue principally includes payroll and employee benefits associated with personnel employed in customer service and operations roles; fees paid to external providers related to provision of services, reimbursable expenses, technology and telephony expenses as well as depreciation and amortization of operating assets. The components of Cost of Revenue were as follows for the periods ended December 31:

	September 30,	September 30,	September 30,
	For the Years Ended December 31,
(in thousands)	2011	2010	2009

Compensation and Benefits	$82,548	$62,791	$51,251
Outside Fees and Services	86,201	60,583	43,026
Expense Reimbursements	82,074	47,449	16,077
Technology and Communications	18,772	12,548	11,613
Depreciation and Amortization	6,254	5,688	4,830

Total	$275,849	$189,059	$126,797

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

14. SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative Expenses include payroll for personnel employed in executive, sales, marketing, human resources and finance roles. This category also includes occupancy costs, professional fees, depreciation and amortization on non-operating assets. The components of Selling, General and Administrative Expenses were as follows for the periods ended December 31:

	September 30,	September 30,	September 30,
	For the Years Ended December 31,
(in thousands)	2011	2010	2009

Compensation and Benefits	$22,327	$19,116	$4,096
Professional Services	6,658	8,026	10,252
Occupancy Related Costs	17,824	10,684	7,854
Amortization of Intangible Assets	5,291	4,891	2,672
Goodwill Impairment	—	2,816	—
Depreciation and Amortization	2,097	1,470	602
Other	7,934	10,349	13,997

Total	$62,131	$57,352	$39,473

Other in 2009 includes $1.4 million relating to a litigation settlement.

15. OTHER INCOME (EXPENSE), NET

Other Income (Expense) consists of the following:

	September 30,	September 30,	September 30,
	For the Years Ended December 31,
(in thousands)	2011	2010	2009

Interest Income	$32	$31	$16
Interest Expense	(85)	(119)	(1,660)
Change in Fair Value of Put Option	732	557	—
Equity Loss in Affiliate, net	(530)	—	—
Other, net	54	335	2,678

Total	$203	$804	$1,034

Through the date of Separation, Interest Expense included an interest charge from Ocwen which represented an allocation of Ocwen’s total interest expense calculated based on our assets in comparison to Ocwen’s total assets. This charge was $1.3 million for the year ending December 31, 2009. Subsequent to the date of Separation, we are no longer subject to the interest charge from Ocwen.

The change in Fair Value of Put Option relates to three put option agreements we entered into with certain of the sellers of MPA. The Put Option expired in December 2011.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

Equity loss in affiliate represents our proportionate share of the earnings in Correspondent One (see Note 9).

Other, net in 2009 includes $2.3 million of income relating to a litigation settlement.

16. INCOME TAXES

The income tax (benefit) provision consists of the following:

	September 30,	September 30,	September 30,
	For the Years Ended December 31,
(in thousands)	2011	2010	2009

Current:
Domestic — Luxembourg	$2,300	$(1,031)	$4,827
Foreign — U.S. Federal	—	—	8,321
Foreign — U.S. State	119	561	—
Foreign — Non U.S.	2,891	1,186	26

	$5,310	$716	$13,174

Deferred:
Domestic — Luxembourg	$(387)	$395	$(107)
Foreign — U.S. Federal	3,216	(1,014)	(1,581)
Foreign — U.S. State	(22)	(68)	(66)
Foreign — Non U.S.	(174)	(432)	185

	$2,633	$(1,119)	$(1,569)

Total	$7,943	$(403)	$11,605

We received a favorable ruling in June 2010 regarding the treatment of certain intangibles that exist for purposes of determining the Company’s taxable income. The ruling is retroactive to the date of Separation. As a result of the ruling, the Company recognized a $3.4 million credit attributable to 2009 in the second quarter of 2010. The impact of this is included above as a component of the current Luxembourg tax benefit. This ruling did not have a material impact on our deferred tax assets or liabilities. Income tax computed by applying the Luxembourg statutory income tax rate of 28.8% differs from income tax computed at the effective tax rate primarily because of the effect of the favorable tax ruling as well as differing tax rates in multiple jurisdictions, including losses recognized in our U.S. operations.

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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

A summary of the tax effects of the temporary differences is as follows:

	September 30,	September 30,
	December 31,
(in thousands)	2011	2010

Current Deferred Tax Assets:
Allowance for Doubtful Accounts and Other Reserves	$72	$143
Accrued Expenses	1,294	807
Current Deferred Tax Liabilities:
Prepaid Expense	(233)	(399)

Current Deferred Tax Asset, Net:	$1,133	$551

Non-current Deferred Tax Assets:
Non Operating Loss Carryforwards — U.S. Federal	$10,998	$8,891
Non Operating Loss Carryforwards — U.S. State	2,209	2,058
Depreciation	—	58
Non-U.S. Deferred Tax Asset	1,479	916
Other	564	416
Non-current Deferred Tax Liabilities:
Intangible Assets	$(8,014)	$(9,258)
Depreciation	(654)	—

	6,582	3,081
Valuation Allowance	$(2,209)	$(1,875)

Non-current Deferred Tax Asset, net	$4,373	$1,206

Net Deferred Tax Asset	$5,506	$1,757

A valuation allowance is provided when it is deemed more-likely-than-not that some portion or all of a deferred tax asset will not be realized. In determining whether a valuation allowance is needed, we considered estimates of future taxable income, future reversals of temporary differences, tax character and the impact of tax planning strategies that can be implemented, if warranted. As of December 31, 2011, we provided a valuation allowance of $2.2 million related to certain state operating losses. This represents an increase of $0.3 million compared to the prior year increase of $0.3 million. The increase in valuation allowance during 2011 relates to additional state losses generated in the current year.

We have not provided Luxembourg deferred taxes on cumulative earnings of non-Luxembourg affiliates as these earnings have been indefinitely reinvested. The earnings relate to ongoing operations and at December 31, 2011, were $16 million.

As of December 31, 2011, the Company had a deferred tax asset of $13.2 million relating to U.S. Federal and State net operating losses. Of this amount, $2.2 million relating to state net operating losses were subject to a valuation allowance. The gross amount of net operating losses available for carryover to future years approximates $33 million. Of this amount, $15.9 million relates to NCI for periods prior to our acquisition and is subject to Section 382 of the Internal Revenue Code (the “Code”) which limits their use to approximately $1.3 million per year. These losses are scheduled to expire between the years 2022 and 2029.

The separation from Ocwen and relocation of certain operations to Luxembourg resulted in changes to deferred tax balances which include amounts charged to stockholders’ equity of approximately $1.0 million. For periods prior to the date of Separation, we are included in Ocwen’s tax returns. Our responsibility with respect to these periods is governed by a tax sharing agreement. In accordance with this agreement, U.S. income taxes were allocated as if they had been calculated on a separate company basis except that benefits for any net operating losses will be provided to the extent such loss is utilized in the consolidated U.S. federal tax return. The provision for income taxes prior to the date of Separation has been determined on a pro-forma basis as if we had filed separate income taxes under our current structure for the periods presented.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

The Distribution was intended to be a tax-free transaction under Section 355 of the Code. However, Ocwen recognized, and paid tax on, substantially all of the gain it has in the assets that comprise Altisource as a result of the restructuring. To the extent Ocwen does recognize tax under Section 355 of the Code, Altisource has agreed to indemnify Ocwen. In addition, we have agreed to indemnify Ocwen should the expected tax treatments not be upheld upon review or audit to the extent related to our operating results. The Company does not anticipate a material obligation under this indemnity.

The following table reconciles the Income Tax Provision to the Luxembourg income tax rate:

	September 30,	September 30,	September 30,
	For the Years Ended December 31,
	2011	2010	2009

Statutory Tax Rate	28.80%	28.60%	28.60%
Foreign Rate Differential	(19.27)	(23.00)	2.60
Tax Adjustment for Retroactive Ruling	—	(7.00)	—
Change in Valuation Allowances	—	0.50	(0.90)
State Tax Expense	0.07	0.30	—
Indefinite Deferral on Earnings of Non - U.S Luxembourg Affiliates	—	—	0.60
Other	0.45	(0.20)	—

	10.05%	(0.80)%	30.90%

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

We recognize accrued interest and penalties related to uncertain tax positions in Selling, General and Administrative Expenses in the Statements of Operations. As of December 31, 2011 and 2010, we did not have a liability recorded for payment of interest and penalties associated with uncertain tax positions.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

17. EARNINGS PER SHARE

Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of dilutive securities.

Basic and diluted EPS for the years ended December 31, 2011, 2010 and 2009 are calculated as follows:

	September 30,	September 30,	September 30,
	For the Years Ended December 31,
(in thousands, except per share data)	2011	2010	2009

Net Income Attributable to Altisource	$71,112	$49,271	$25,971

Weighted-Average Common Shares Outstanding,
Basic	24,373	25,083	24,062
Dilutive Effect of Stock Options	1,312	1,176	196
Dilutive Effect of Restricted Shares	—	—	3

Weighted-Average Common Shares Outstanding,
Diluted	25,685	26,259	24,261

Earnings Per Share
Basic	$2.92	$1.96	$1.08

Diluted	$2.77	$1.88	$1.07

A total of 0.1 million options that were anti-dilutive have been excluded from the computation of diluted EPS for each of the years ended December 31, 2011 and 2010 (negligible amount for 2009). These options were anti-dilutive because their exercise price was greater than the average market price of our stock. Also excluded from the computation of diluted EPS are 0.3 million options for December 31, 2011, and 0.7 million options for each of 2010 and 2009 respectively, granted for shares that are issuable upon the achievement of certain market and performance criteria related to our stock price and an annualized rate of return to investors that have not been met at this point.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

18. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We record a liability for litigation if an unfavorable outcome is probable and the amount of loss can be reasonably estimated, including expected insurance coverage. For proceedings where a range of loss is determined, we record a best estimate of loss within the range. When legal proceedings are material we disclose the nature of the litigation and to the extent possible the estimate of loss or range of loss. In the opinion of management, after consultation with legal counsel and considering insurance coverage where applicable, the outcome of current legal proceedings both individually and in the aggregate will not have a material impact on our financial condition, results of operations or cash flows.

Leases

We lease certain premises and equipment under various capital and operating lease agreements. Future minimum lease payments at December 31, 2011 under non-cancelable capital and operating leases with an original term exceeding one year are as follows:

	September 30,	September 30,
(in thousands)	Capital Lease Obligations	Operating Lease Obligations

2012	$659	9,564
2013	204	5,561
2014	—	3,060
2015	—	263

	863	$18,448

Less: Amounts Representing Interest	(27)

Capital Lease Obligations	836
Less: Current Portion Under Capital Lease Obligation	(634)

Long-term Portion Under Capital Lease Obligation	$202

Total operating lease expense, net of sublease income, was $10.8 million, $7.8 million and $4.2 million for the years ended December 31, 2011, 2010, and 2009, respectively. The operating leases generally relate to office locations and reflect customary lease terms which range from 1 to 7 years in duration.

Escrow Balances

We hold customers’ assets in escrow at various financial institutions pending completion of certain real estate and debt collection activities. These amounts are held in escrow for limited periods of time, generally consisting of a few days. To the extent these assets are not co-mingled with our fees and are maintained in segregated bank accounts, they are generally not included in the Consolidated Balance Sheets, the balance of which is $17.7 million at December 31, 2011.

19. SEGMENT REPORTING

Our business segments are based upon our organizational structure which focuses primarily on the services offered and are consistent with the internal reporting that we use to evaluate operating performance and to assess the allocation of our resources by our Chief Executive Officer.

We classify our businesses into three reportable segments. Mortgage Services consists of mortgage portfolio management services that span the mortgage lifecycle. Financial Services principally consists of unsecured asset recovery and customer relationship management. Technology Services consists of modular, comprehensive

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

integrated technological solutions for loan servicing, vendor management and invoice presentment and payment as well as providing infrastructure support. In addition, our Corporate Items and Eliminations segment includes eliminations of transactions between the reporting segments and this segment also includes costs recognized by us related to corporate support functions such as executive, finance, legal, human resources, vendor management and six sigma. Prior to the date of Separation, this segment included expenditures recognized by us related to the Separation.

Financial information for our segments is as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
	For the Year Ended December 31, 2011
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$311,921	$71,181	$56,094	$(15,509)	$423,687
Cost of Revenue	202,035	51,096	36,874	(14,156)	275,849

Gross Profit	109,886	20,085	19,220	(1,353)	147,838
Selling, General and Administrative Expenses	15,278	15,634	4,867	26,352	62,131

Income (Loss) from Operations	94,608	4,451	14,353	(27,705)	85,707
Other Income (Expense), net	248	(34)	(49)	38	203

Income (Loss) Before Income Taxes	$94,856	$4,417	$14,304	$(27,667)	$85,910

Transactions with Related Parties:
Revenue	$223,184	$266	$21,812	$—	$245,262

Selling, General and Administrative Expenses	$—	$—	$—	$1,893	$1,893

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

	September 30,	September 30,	September 30,	September 30,	September 30,
	For the Year Ended December 31, 2010
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$187,133	$77,617	$52,013	$(15,385)	$301,378
Cost of Revenue	117,691	56,575	28,909	(14,116)	189,059

Gross Profit	69,442	21,042	23,104	(1,269)	112,319
Selling, General and Administrative Expenses	13,718	20,739	4,985	17,910	57,352

Income (Loss) from Operations	55,724	303	18,119	(19,179)	54,967
Other Income (Expense), net	781	(50)	(60)	133	804

Income (Loss) Before Income Taxes	$56,505	$253	$18,059	$(19,046)	$55,771

Transactions with Related Parties:
Revenue	$135,655	$166	$19,167	$—	$154,988

Selling, General and Administrative Expenses	$—	$—	$—	$1,056	$1,056

	September 30,	September 30,	September 30,	September 30,	September 30,
	For the Year Ended December 31, 2009
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$87,801	$79,731	$47,453	$(12,173)	$202,812
Cost of Revenue	56,539	57,067	24,477	(11,286)	126,797

Gross Profit	31,262	22,664	22,976	(887)	76,015
Selling, General and Administrative Expenses	4,913	19,979	4,731	9,850	39,473

Income (Loss) from Operations	26,349	2,685	18,245	(10,737)	36,542
Other Income (Expense), net	31	1,324	(319)	(2)	1,034

Income (Loss) Before Income Taxes	$26,380	$4,009	$17,926	$(10,739)	$37,576

Transactions with Related Parties:
Revenue	$74,089	$98	$20,710	$—	$94,897

Selling, General and Administrative Expenses	$2,712	$467	$1,517	$(388)	$4,308

Interest Expense	$30	$1,029	$231	$—	$1,290

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

	September 30,	September 30,	September 30,	September 30,	September 30,
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Total Assets:
December 31, 2011	$112,780	$41,276	$32,279	$37,824	$224,159

December 31, 2010	$93,173	$43,202	$31,469	$29,956	$197,800

December 31, 2009	$8,259	$51,579	$15,677	$45,041	$120,556

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables contain selected unaudited statement of operations information for each quarter of 2011 and 2010. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Our business is affected by seasonality.

Unaudited quarterly results are as follows:

	September 30,	September 30,	September 30,	September 30,
	2011 Quarter Ended(1)
(in thousands, except per share data)	December 31,	September 30,	June 30,	March 31,

Revenue	$131,956	$109,793	$93,268	$88,670
Gross Profit	47,492	36,454	30,171	33,721
Income Before Income Taxes and
Non-controlling Interests	30,757	20,805	16,537	17,811
Net Income	28,191	18,962	14,690	16,124
Net Income Attributable to Altisource	25,731	17,171	13,385	14,825

Net Income Per Share
Basic	$1.09	$0.71	$0.54	$0.60
Diluted	$1.02	$0.67	$0.52	$0.57
Weighted Average Shares Outstanding
Basic	23,692	24,341	24,625	24,845
Diluted	25,142	25,489	25,773	25,928

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

	September 30,	September 30,	September 30,	September 30,
	2010 Quarter Ended(1)
(in thousands, except per share data)	December 31,	September 30,	June 30,	March 31,

Revenue	$91,477	$77,580	$71,348	$60,974
Gross Profit	35,060	28,667	26,973	21,620
Income Before Income Taxes and
Non-controlling Interests	17,121	14,635	14,537	9,479
Net Income	19,553	11,884	17,644	7,094
Net Income Attributable to Altisource	16,786	9,832	16,347	6,307

Net Income Per Share
Basic	$0.67	$0.39	$0.65	$0.26
Diluted	$0.64	$0.37	$0.62	$0.25
Weighted Average Shares Outstanding
Basic	25,091	25,318	25,226	24,690
Diluted	26,183	26,544	26,247	25,663

(1)

The sum of quarterly amounts, including per share amounts, may not equal amounts reported for year- to-date periods. This is due to the effects of rounding and changes in the number of weighted- average shares outstanding for each period.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Deloitte & Touche LLP has independently assessed the effectiveness of our internal control over financial reporting and its report is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.	Exhibits:

Exhibit Number	Exhibit Description

2.1	Form of Separation Agreement between Altisource Portfolio Solutions S.A. and Ocwen Financial Corporation (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 10-12B/A – Amendment No. 1 to Form 10, as filed with the Commission on June 29, 2009)

3.1	Articles of Incorporation of Altisource Portfolio Solutions S.A. (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 10-12B/A – Amendment No. 1 to Form 10, as filed with the Commission on June 29, 2009)

10.1	Separation Agreement, dated as of August 10, 2009, by and between Altisource Portfolio Solutions S.A. and Ocwen Financial Corporation (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on August 13, 2009)

10.2	Tax Matters Agreement, dated as of August 10, 2009, between Altisource Solutions S.à r.l. and Ocwen Financial Corporation (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on August 13, 2009)

10.3	Employee Matters Agreement, dated as of August 10, 2009, between Altisource Solutions S.à r.l. and Ocwen Financial Corporation (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on August 13, 2009)

10.4	Technology Products Services Agreement, dated as of August 10, 2009, between Altisource Solutions S.à r.l. and Ocwen Financial Corporation (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on August 13, 2009)

10.5	Services Agreement, dated as of August 10, 2009, between Altisource Solutions S.à r.l. and Ocwen Financial Corporation (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on August 13, 2009)

10.6	Data Center and Disaster Recovery Services Agreement, dated as of August 10, 2009, between Altisource Solutions S.à r.l. and Ocwen Financial Corporation (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on August 13, 2009)

Exhibit Number	Exhibit Description

10.7	Intellectual Property Agreement, dated as of August 10, 2009, by and between Altisource Solutions S.à r.l. and Ocwen Financial Corporation (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on August 13, 2009)

10.8†	Form of Altisource Portfolio Solutions S.A. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Registration Statement on Form 10, as filed with the Commission on June 29, 2009)

10.9†	Employment Agreement by and between Altisource Solutions S.à r.l. and William B. Shepro (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Registration Statement on Form 10, as filed with the Commission on June 29, 2009)

10.10†	Employment Agreement by and between Altisource Solutions S.à r.l. and Robert D. Stiles (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registration Statement on Form 10, as filed with the Commission on June 29, 2009)

10.11†	Employment Agreement by and between Altisource Solutions S.à r.l. and Kevin J. Wilcox (incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the Registration Statement on Form 10, as filed with the Commission on June 29, 2009)

10.12	Purchase and Sale Agreement, dated as of February 12, 2010, by and among Altisource Portfolio Solutions S.A., and the Equity Interest Holders of The Mortgage Partnership of America, L.L.C. and the Management Owners (incorporated by reference to Exhibit 10.12 of the Company’s 10-K as filed with the Commission on March 17, 2010)

10.13†	Form of Put Option Agreements (incorporated by reference to Exhibit 10.13 of the Company’s 10-K as filed with the Commission on March 17, 2010)

10.14†	Form of Non-qualified Stock Option Agreement, pursuant to the 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 of the Company’s 10-K as filed with the Commission on February 18, 2011)

10.15	First Amendment to the Transition Services Agreement, dated as of August 10, 2011, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.1 of the Company’s 8-K, as filed with the Commission on August 16, 2011)

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

31.1*	Section 302 Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2*	Section 302 Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Annual Report on Form 10-K for the period ended December 31, 2011, is formatted in XBRL interactive data files: (i) Consolidated Statement of Operations for each of the years in the three-year period ended December 31, 2011; (ii) Consolidated Balance Sheet at December 31, 2011, and December 31, 2010; (iii) Consolidated Statement of Changes in Stockholders’ Equity and Invested Equity for each of the years in the three-year period ended December 31, 2011; (iv) Consolidated Statement of Cash Flows for each of the years in the three-year period ended December 31, 2011; and (v) Notes to Financial Statements (as provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Act of 1934).

*	Filed herewith

†	Denotes management contract or compensatory arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 16, 2012

Altisource Portfolio Solutions S.A.

By:	/s/ William B. Shepro
	Name:	William B. Shepro
	Title:	Director and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Robert D. Stiles
	Name:	Robert D. Stiles
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 16, 2012.

Signature	Title	Date

/s/ William C. Erbey William C. Erbey	Chairman of the Board of Directors	February 16, 2012

/s/ William B. Shepro William B. Shepro	Director and Chief Executive Officer (Principal Executive Officer)	February 16, 2012

/s/ W. Michael Linn W. Michael Linn	Director	February 16, 2012

/s/ Roland Müller-Ineichen Roland Müller-Ineichen	Director	February 16, 2012

/s/ Timo Vättö Timo Vättö	Director	February 16, 2012

/s/ Robert D. Stiles Robert D. Stiles	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 16, 2012