Form 10-Q
period 2012-03-31
Altisource Portfolio Solutions S.A.
filed 2012-04-26
CIK 1462418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-34354

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

(Exact name of Registrant as specified in its Charter)

Luxembourg	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 15, 2012, there were 23,311,447 outstanding shares of the registrant’s shares of beneficial interest (excluding 2,101,301 shares held as treasury stock).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	$240,517	$240,517
	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$26,666	$32,125
Accounts receivable, net	62,312	52,005
Prepaid expenses and other current assets	5,379	5,002
Deferred tax asset, net	1,975	1,133

Total current assets	96,332	90,265

Premises and equipment, net	39,081	25,600
Deferred tax asset, net	4,373	4,373
Intangible assets, net	62,768	64,950
Goodwill	14,915	14,915
Investment in equity affiliate	14,146	14,470
Other assets	8,902	9,586

Total assets	$240,517	$224,159

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$47,797	$44,867
Capital lease obligations—current	578	634
Other current liabilities	13,550	9,939

Total current liabilities	61,925	55,440

Capital lease obligations—non-current	57	202
Other non-current liabilities	2,531	2,574

Commitment and contingencies (Note 15)

Equity:
Common stock ($1.00 par value; 100,000 shares authorized; 25,413 issued and 23,311 outstanding as of March 31, 2012; 25,413 issued and 23,405 outstanding as of December 31, 2011)	25,413	25,413
Additional paid-in-capital	83,045	83,229
Retained earnings	147,026	126,161
Treasury stock, at cost (2,101 shares as of March 31, 2012 and 2,008 shares as of December 31, 2011)	(82,488)	(72,048)

Altisource equity	172,996	162,755

Non-controlling interests	3,008	3,188

Total equity	176,004	165,943

Total liabilities and equity	$240,517	$224,159

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended
	March 31,
	2012	2011
Revenue	$139,066	$88,670
Cost of revenue	91,760	54,949

Gross profit	47,306	33,721
Selling, general and administrative expenses	17,015	16,254

Income from operations	30,291	17,467
Other (expense) income, net	(351)	344

Income before income taxes and non-controlling interests	29,940	17,811
Income tax provision	(2,819)	(1,687)

Net income	27,121	16,124
Net income attributable to non-controlling interests	(1,892)	(1,299)

Net income attributable to Altisource	$25,229	$14,825

Earnings per share:
Basic	$1.08	$0.60

Diluted	$1.02	$0.57

Weighted average shares outstanding:
Basic	23,381	24,845

Diluted	24,844	25,928

Transactions with related parties included above:
Revenue	$82,780	$48,790
Selling, general and administrative expenses	$574	$391

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Treasury Stock,	Treasury Stock,	Treasury Stock,	Treasury Stock,	Treasury Stock,	Treasury Stock,	Treasury Stock,
	Altisource Equity					Non-
	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	controlling Interests	Total

Balance, December 31, 2010	25,413	$25,413	$79,297	$58,546	$(14,418)	$3,060	$151,898
Net income	—	—	—	14,825	—	1,299	16,124
Contributions from non-controlling interest holders	—	—	—	—	—	6	6
Distributions to non-controlling interest holders	—	—	—	—	—	(2,824)	(2,824)

Share-based compensation expense	—	—	788	—	—	—	788
Exercise of stock options	—	—	—	(1,417)	1,858	—	441
Repurchase of shares	—	—	—	—	(7,238)	—	(7,238)

Balance, March 31, 2011	25,413	$25,413	$80,085	$71,954	$(19,798)	$1,541	$159,195

Balance, December 31, 2011	25,413	$25,413	$83,229	$126,161	$(72,048)	$3,188	$165,943
Net income	—	—	—	25,229	—	1,892	27,121
Contributions from non-controlling interest holders	—	—	—	—	—	11	11
Distributions to non-controlling interest holders	—	—	—	—	—	(2,083)	(2,083)
Share-based compensation expense	—	—	(184)	—	—	—	(184)
Exercise of stock options	—	—	—	(4,364)	6,341	—	1,977
Repurchase of shares	—	—	—	—	(16,781)	—	(16,781)

Balance, March 31, 2012	25,413	$25,413	$83,045	$147,026	$(82,488)	$3,008	$176,004

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	$26,666	$26,666
	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$27,121	$16,124
Reconciling items:
Depreciation and amortization	2,279	1,938
Amortization of intangible assets	1,340	1,273
Share-based compensation expense	(184)	788
Equity in losses of affiliate	324	—
Bad debt expense	649	1,280
Deferred income taxes	—	224
Loss on sale or disposal of fixed assets	394	—
Changes in operating assets and liabilities:
Accounts receivable	(10,956)	(793)
Prepaid expenses and other current assets	(377)	687
Other assets	684	(172)
Accounts payable and accrued expenses	2,930	(4,971)
Other current and non-current liabilities	3,568	221

Net cash flows provided by operating activities	27,772	16,599

Cash flows from investing activities:
Additions to premises and equipment	(16,154)	(1,355)
Investment in equity affiliate	—	(1,113)
Change in restricted cash	—	(177)

Net cash flows used in investing activities	(16,154)	(2,645)

Cash flows from financing activities:
Principal payments on capital lease obligations	(201)	(149)
Proceeds from stock option exercises	1,977	441
Purchase of treasury stock	(16,781)	(7,238)
Contributions from non-controlling interests	11	6
Distributions to non-controlling interests	(2,083)	(2,824)

Net cash flows used in financing activities	(17,077)	(9,764)

Net (decrease) increase in cash and cash equivalents	(5,459)	4,190
Cash and cash equivalents at the beginning of the period	32,125	22,134

Cash and cash equivalents at the end of the period	$26,666	$26,324

Supplemental cash flow information
Interest paid	$15	$21
Income taxes paid, net	$694	$563

Non-cash investing and financing activities
Tax amortizable goodwill	$842	$863

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Condensed Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

Altisource Portfolio Solutions S.A., together with its subsidiaries (which may be referred to as Altisource, the Company, we, us or our), is a provider of services focused on high-value, technology-enabled, knowledge-based solutions principally related to real estate and mortgage portfolio management, asset recovery and customer relationship management.

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

In April 2011, we acquired Springhouse, LLC (“Springhouse”), an appraisal management company that utilizes a nationwide panel of appraisers to provide real estate appraisals principally to mortgage originators, including the members of the Lenders One™ mortgage cooperative (“Lenders One”) as described below, and real estate asset managers. In July 2011, we acquired the assembled workforce of a sub-contractor (“Tracmail”) in India that performed asset recovery services.

We conduct our operations through three reporting segments: Mortgage Services, Financial Services and Technology Services. In addition, we report our corporate related expenditures as a separate segment (see Note 16 for a description of our business segments).

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

In February 2010, we acquired the Mortgage Partnership of America, L.L.C. (“MPA”), the manager of a national alliance of community mortgage bankers, correspondent lenders and suppliers of mortgage products and services that does business as Lenders One. The management agreement between MPA™ and Lenders One, pursuant to which MPA is the management company of Lenders One, represents a variable interest in a variable interest entity. MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact Lenders One’s economic performance and the obligation to absorb losses or the right to receive benefits from Lenders One. As a result, Lenders One is presented in the accompanying condensed consolidated financial statements on a consolidated basis with the interests of the members reflected as Non-controlling Interest. As of March 31, 2012, Lenders One had total assets of $5.4 million and liabilities of less than $0.1 million.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Form 10-K for the year ended December 31, 2011, filed with the SEC on February 16, 2012, which contains a summary of our significant accounting policies. Certain footnote detail is also omitted from the condensed consolidated financial statements unless there is a material change from the information included in the Form 10-K.

Functional Currency

The currency of the primary economic environment in which our operations are conducted is the U.S. dollar. Therefore, the U.S. dollar has been determined to be our functional and reporting currency. Non-dollar transactions and balances have been measured in U.S. dollars in accordance with Accounting Standards Codification (“ASC”) Topic 830. All transaction gains and losses from the measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as income or expenses, as appropriate.

Fair Value of Financial Instruments

The fair value of financial instruments, which primarily include cash and cash equivalents, accounts receivable, net, restricted cash and accounts payable and accrued expenses at March 31, 2012 and December 31, 2011, are carried at amounts that approximate their fair value due to the short-term nature of these amounts.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, Comprehensive Income. ASU No. 2011-05 eliminates the option of presenting other comprehensive income as part of the statement of changes in stockholders' equity and provides an entity with the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance does not change the items that are reported in other comprehensive income. The new standard became effective January 1, 2012. As we do not have items of other comprehensive income for any of the periods presented, ASU No. 2011-05 had no impact on the condensed consolidated financial statements.

NOTE 2 — TRANSACTIONS WITH RELATED PARTIES

Ocwen®

Ocwen remains our largest customer and is contractually obligated to purchase certain mortgage services and technology services from us under service agreements. These agreements extend until August 2017 subject to termination under certain provisions. Ocwen is not restricted from redeveloping these services. We settle amounts with Ocwen on a daily, weekly or monthly basis based upon the nature of the services and when the service is completed.

With respect to Ocwen, related party revenue consists of revenues earned directly from Ocwen and revenues earned from the loans serviced by Ocwen when Ocwen determines the service provider. We earn additional revenues on the loan portfolios serviced by Ocwen that are not considered related party revenues when a party other than Ocwen selects the service provider. As a percentage of each of our segment revenues and as a percentage of consolidated revenues, related party revenue was as follows:

	Three Months Ended March 31,
	2012	2011

Mortgage Services	69%	73%
Technology Services	39%	39%
Financial Services	<1%	<1%
Consolidated revenue	60%	55%

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

Transition Services

We have entered into a Transition Services agreement with Ocwen under which services in such areas as human resources, vendor management, corporate services, six sigma, quality assurance, quantitative analytics, treasury, accounting, tax, risk management, legal, strategic planning, compliance and other areas are provided to the counterparty. The agreement expires in August 2012. For the three months ended March 31, 2012 and 2011, we billed Ocwen $0.8 million and $0.4 million respectively, and Ocwen billed us $0.6 million and $0.4 million respectively for services provided under this agreement. These amounts are reflected as components of selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Correspondent One™ and HLSS™

In July 2011, we acquired an equity interest in Correspondent One S.A. (“Correspondent One”—see Note 7). We entered into an agreement with Correspondent One under which we provide certain finance, human resources, legal support, facilities, technology, vendor management and risk management services. For the three months ended March 31, 2012, we billed Correspondent One less than $0.1 million under this agreement.

Home Loan Servicing Solutions, Ltd. (“HLSS”) is a newly formed public company whose primary objective is the acquisition of mortgage servicing assets. In connection with the February 2012 HLSS initial public offering, HLSS acquired mortgage servicing related assets from Ocwen. Our chairman is also the chairman of HLSS and owns 5% of the outstanding stock of HLSS. We entered into an agreement with HLSS under which we provide certain finance, human resources and legal support services. For the three months ended March 31, 2012, we billed HLSS less than $0.1 million under this agreement.

These amounts are reflected as a component of selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	December 31	December 31
	March 31,	December 31,
(in thousands)	2012	2011

Billed
Third parties	$18,986	$13,776
Ocwen	5,729	5,245
Correspondent One	53	123
HLSS	—	5
Other receivables	1,532	350

	26,300	19,499

Unbilled
Third parties	34,601	31,831
Ocwen	4,090	2,722

	64,991	54,052
Allowance for doubtful accounts	(2,679)	(2,047)

Total	$62,312	$52,005

Unbilled fees consist primarily of asset management and default management services for which we recognize revenues over the service delivery period but bill following completion of the service.

NOTE 4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31	December 31
	March 31,	December 31,
(in thousands)	2012	2011

Maintenance agreements	$2,387	$1,903
Prepaid software license fees	972	1,445
Prepaid insurance	845	544
Prepaid facility costs	224	72
Other prepaid expenses	150	247
Other current assets	801	791

Total	$5,379	$5,002

NOTE 5 — PREMISES AND EQUIPMENT, NET

Premises and equipment, net which includes amounts recorded under capital leases, consists of the following:

	December 31	December 31
	March 31,	December 31,
(in thousands)	2012	2011

Computer hardware and software	$51,767	$39,452
Office equipment and other	15,195	15,068
Furniture and fixtures	4,876	4,299
Leasehold improvements	8,755	7,014

	80,593	65,833
Less: Accumulated depreciation and amortization	(41,512)	(40,233)

Total	$39,081	$25,600

Depreciation and amortization expense, inclusive of capital lease obligations, amounted to $2.3 million and $1.9 million for the three months ended March 31, 2012 and 2011, respectively, and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying Condensed Consolidated Statements of Operations.

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

There were no changes in goodwill during the three months ended March 31, 2012. The following is a summary of goodwill by segment:

	$10,919	$10,919	$10,919	$10,919
	Mortgage	Financial	Technology
(in thousands)	Services	Services	Services	Total

Balance, March 31, 2012	$10,919	$2,378	$1,618	$14,915

Balance, December 31, 2011	$10,919	$2,378	$1,618	$14,915

Intangible Assets, Net

Intangible assets, net consist of the following:

	December 31	December 31	December 31	December 31		December 31	December 31	December 31
	Weighted
	average
	estimated	Gross carrying amount		Accumulated amortization			Net book value
	useful life	March 31,	December 31,	March 31,		December 31,	March 31,	December 31,
(dollars in thousands)	(years)	2012	2011	2012		2011	2012	2011

Definite-lived intangible
Assets
Trademarks	16	$10,614	$10,614	$(3,612)		$(3,353)	$7,002	$7,261
Customer lists	19	38,366	38,366	(14,408	) (a)	(13,010)	23,958	25,356
Operating agreement	20	35,000	35,000	(3,792)		(3,354)	31,208	31,646
Non-compete agreement	4	1,300	1,300	(700)		(613)	600	687

Total intangible assets		$85,280	$85,280	$(22,512)		$(20,330)	$62,768	$64,950

(a)

Prior to our acquisition of Nationwide Credit, Inc. (“NCI®”) in 2007, NCI completed an acquisition which created tax-deductible goodwill that amortizes for tax purposes over time. When we acquired NCI in 2007, we recorded a lesser amount of goodwill for financial reporting purposes than what had previously been recorded at NCI for tax purposes. This difference between the amount of goodwill recorded for financial reporting purposes and the amount recorded for taxes is referred to as “Component 2” goodwill and resulted in our recording periodic reductions first to our book goodwill balance in our consolidated financial statements. As our book goodwill balance was fully written off at December 31, 2010, we continue to amortize the remaining Component 2 goodwill for U.S. tax purposes by reducing certain intangible assets by the remaining tax benefits of the Component 2 goodwill as they are realized in our tax returns. The amount amortized was $0.8 million and $0.9 million for the three months ended March 31, 2012 and 2011, respectively. The balance of Component 2 goodwill remaining was $4.2 million as of March 31, 2012 which should generate $2.5 million of reductions of intangible assets when the benefit can be realized for U.S. tax purposes.

Amortization expense for definite lived intangible assets was $1.3 million for each of the three months ended March 31, 2012 and 2011, respectively. Amortization expense is estimated to be $5.0 million for 2012, $4.8 million for 2013, $4.5 million for 2014, $4.4 million for 2015 and $4.3 million for 2016.

NOTE 7 — INVESTMENT IN EQUITY AFFILIATE

Correspondent One facilitates the purchase of closed conforming and government guaranteed residential mortgages from approved mortgage bankers. Correspondent One provides members of Lenders One additional avenues to sell loans beyond Lenders One’s preferred investor arrangements and the members’ own network of loan buyers. We have significant influence over the general operations of Correspondent One consistent with our 49% ownership level and therefore account for our investment under the equity method. We have no funding commitments to Correspondent One as of March 31, 2012.

Our net loss on this investment using the equity method was $0.3 million for the three months ended March 31, 2012 (there is no comparative 2011 amount as Correspondent One did not commence operations until July 2011).

NOTE 8 — OTHER ASSETS

Other assets consist of the following:

	December 31	December 31
	March 31,	December 31,
(in thousands)	2012	2011

Security deposits	$6,892	$7,615
Unbilled fees	1,812	1,773
Restricted cash	158	158
Other	40	40

Total	$8,902	$9,586

NOTE 9 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following:

	December 31	December 31
	March 31,	December 31,
(in thousands)	2012	2011

Accounts payable	$6,326	$2,974
Accrued expenses—general	16,420	18,485
Accrued salaries and benefits	12,427	14,575
Income taxes payable, net	8,461	6,419
Payable to Ocwen	4,163	2,414

Total	$47,797	$44,867

Other current liabilities consist of the following:

	December 31	December 31
(in thousands)	March 31, 2012	December 31, 2011

Deferred revenue	$4,047	$4,581
Facility closure cost accrual, current portion	132	131
Collections due to clients	768	768
Other	8,603	4,459

Total	$13,550	$9,939

Facility Closure Costs

During 2009, we accrued facility closure costs (included in other current and other non-current liabilities in the Condensed Consolidated Balance Sheet) primarily consisting of lease exit costs (expected to be paid through 2014) and severance related to the closure of two facilities. The following table summarizes the activity, all recorded in our Financial Services segment, for the three months ended March 31, 2012:

(in thousands)	Lease Costs

Balance, December 31, 2011	$455
Payments	(59)

Balance, March 31, 2012	396
Less: Long-term portion	264

Facility closure cost accrual, current portion	$132

We do not expect significant additional costs related to the closure of these facilities.

NOTE 10 — STOCK BASED COMPENSATION

We issue stock-based awards in the form of stock options for certain employees and officers. We recorded stock compensation expense of $(0.2) million and $0.8 million for the three months ended March 31, 2012 and 2011, respectively. The amount in 2012 includes the reversal of $0.8 million of stock compensation expense related to the departure of an Executive Officer in March 2012.

Outstanding equity based compensation currently consists only of stock option grants that are a combination of service-based and market-based options.

Service-based Options. These options are granted at fair market value on the date of grant. The options generally vest over four years with equal annual cliff-vesting and expire on the earlier of 10 years after the date of grant or following termination of service. A total of 0.9 million service-based awards were outstanding at March 31, 2012.

Market-based Options. These option grants have two components each of which vest only upon the achievement of certain criteria. The first component, which we refer to internally as “ordinary performance” grants, consists of two-thirds of the market-based grant and begins to vest if the stock price realizes a compounded annual gain of at least 20% over the exercise price, so long as the stock price is at least double the exercise price. The remaining third of the market-based options, which we refer to internally as “extraordinary performance” grants, begins to vest if the stock price realizes a compounded annual gain of at least 25% over the exercise price, so long as it is at least triple the exercise price. The vesting schedule for all market-based awards is 25% upon achievement of the criteria and the remaining 75% in three equal annual installments. A total of 2.1 million market-based awards were outstanding at March 31, 2012.

The Company granted 0.2 million stock options (at an average exercise price of $63.32 per share) and 0.1 million stock options (at an average exercise price of $29.14 per share) during the three months ended March 31, 2012 and 2011, respectively.

The fair value of the service-based options was determined using the Black-Scholes options pricing model while a lattice (binomial) model was used to determine the fair value of the market-based options using the following assumptions as of the grant date:

	March 31, 2012		March 31, 2011
	Black-Scholes	Binominal	Black-Scholes	Binominal

Risk-free interest rate	1.16% and 1.17%	0.09%– 2.04%	2.38%	0.06%–3.36%

Expected stock price volatility	34.62%—34.65%	34.50%—34.60%	48%	56%
Expected dividend yield	—	—	—	—

Expected option life (in years)	6.25	—	6.25	—
Contractual life (in years)	—	14	—	14

Fair value	$22.74 and $22.80	$11.65—$17.27	$14.18 and $14.82	$15.41—$16.76

The following table summarizes the weighted-average fair value of stock options granted, and the total intrinsic value of stock options exercised:

	March 31,
(in thousands, except per share amounts)	2012	2011
Weighted-average fair value at date of grant per share	$17.23	$15.60
Intrinsic value of options exercised	$8,242	$1,804
Fair value of options vested	$275	$304

Stock-based compensation expense is recorded net of estimated forfeiture rates ranging from 1% to 10%.

As of March 31, 2012, estimated unrecognized compensation costs related to share-based payments amounted to $5.5 million which we expect to recognize over a weighted-average remaining requisite service period of approximately 3.3 years.

The following table summarizes activity of our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2011	3,243,958	$14.19	6.7	$116,755

Granted	168,500	63.32
Exercised	(175,514)	12.75
Forfeited	(159,095)	23.75

Outstanding at March 31, 2012	3,077,849	$16.37	6.7	$136,669

Exercisable at March 31, 2012	1,635,441	$10.89	6.0	$81,359

Stock Repurchase Authorization

On May 19, 2010, our shareholders authorized us to purchase up to 3.8 million shares of our common stock in the open market. From authorization through March 31, 2012, we have purchased 2.5 million shares of our common stock on the open market at an average price of $37.49 per share (with 0.3 million shares of common stock purchased during the first quarter ended March 31, 2012 at an average price of $63.25 per share), leaving 1.2 million shares still available for purchase under the program. On March 9, 2012, our Board of Directors approved a new share repurchase plan which will be presented for approval to our shareholders at the Annual Shareholder Meeting scheduled for May 16, 2012. If our shareholders approve that plan, shares will be eligible for purchase at a minimum price of $1.00 per share and a maximum price of $125.00 per share; and the maximum number of shares authorized to be repurchased will be up to 15% of shares outstanding as of the date of the shareholder approval.

NOTE 11 — COST OF REVENUE

Cost of revenue principally includes payroll and employee benefits associated with personnel employed in customer service and operations roles, fees paid to external providers related to provision of services, reimbursable expenses, technology and telephony expenses as well as depreciation and amortization of operating assets. The components of cost of revenue were as follows for the periods ended March 31, 2012 and 2011:

	Three months ended March 31,
(in thousands)	2012	2011

Compensation and benefits	$27,485	$16,840
Outside fees and services	28,653	18,161
Reimbursable expenses	28,706	15,641
Technology and communications	5,124	2,978
Depreciation and amortization	1,792	1,329

Total	$91,760	$54,949

NOTE 12 — SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include payroll for personnel employed in executive, finance, legal, human resources, vendor management, internal audit, risk and six sigma roles. This category also includes occupancy costs, professional fees, depreciation and amortization on non-operating assets. The components of selling, general and administrative expenses were as follows for the periods ended March 31, 2012 and 2011:

	Three months ended March 31,
(in thousands)	2012	2011

Compensation and benefits	$4,383	$5,920
Professional services	1,655	2,102
Occupancy related costs	6,509	2,724
Amortization of intangible assets	1,340	1,273
Depreciation and amortization	487	609
Other	2,641	3,626

Total	$17,015	$16,254

NOTE 13 — OTHER INCOME (EXPENSE), NET

Other income (expense), net consists of the following:

	Three months ended March 31,
(in thousands)	2012	2011

Equity loss in affiliate	$(324)	$—
Interest expense	(15)	(23)
Interest income	16	5
Change in fair value of put option	—	357
Other, net	(28)	5

Total	$(351)	$344

Equity in loss of affiliate represents our proportional share of the earnings in Correspondent One (see Note 7).

NOTE 14 — EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities.

Basic and diluted EPS for the three months ended March 31, 2012 and 2011 are calculated as follows:

	Three months ended March 31,
(in thousands except per share data)	2012	2011

Net income attributable to Altisource	$25,229	$14,825

Weighted-average common shares outstanding, basic	23,381	24,845
Dilutive effect of stock options	1,463	1,083

Weighted-average common shares outstanding, diluted	24,844	25,928

Earnings per share
Basic	$1.08	$0.60

Diluted	$1.02	$0.57

For the three months ended March 31, 2012 and March 31, 2011, an immaterial amount of options that were anti-dilutive have been excluded from the computation of diluted EPS. These options were anti-dilutive because their exercise price was greater than the average market price of our stock. Also excluded from the computation of diluted EPS for each of the three months ended March 31, 2012 and 2011 are 0.4 million and 0.7 million options respectively, granted for shares that are issuable upon the achievement of certain market and performance criteria related to our stock price and an annualized rate of return to investors that have not been met at this point.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We record a liability for litigation if an unfavorable outcome is probable and the amount of loss can be reasonably estimated, including expected insurance coverage. For proceedings where a range of loss is determined, we record a best estimate of loss within the range. When legal proceedings are material, we disclose the nature of the litigation and to the extent possible the estimate of loss or range of loss. In the opinion of management, after consultation with legal counsel and considering insurance coverage where applicable, the outcome of current legal proceedings both individually and in the aggregate will not have a material impact on the our financial condition, results of operations or cash flows.

Escrow Balances

We hold customers’ assets in escrow at various financial institutions pending completion of certain real estate activities. These amounts are held in escrow for limited periods of time, generally consisting of a few days and are not included in the Condensed Consolidated Balance Sheets. Amounts held in escrow and excluded from the Condensed Consolidated Balance Sheet were $21.4 million and $ 17.7 million as of March 31, 2012 and December 31, 2011 respectively.

NOTE 16 — SEGMENT REPORTING

Our business segments are based upon our organizational structure which focuses primarily on the services offered and are consistent with the internal reporting that we use to evaluate operating performance and to assess the allocation of our resources by our Chief Executive Officer.

We classify our businesses into three reportable segments. Mortgage Services principally consists of mortgage portfolio management services that span the mortgage lifecycle. Financial Services principally consists of unsecured asset recovery and customer relationship management. Technology Services principally consists of modular, comprehensive integrated technological solutions for loan servicing, vendor management and invoice presentment and payment as well as providing infrastructure support. In addition, our Corporate Items and Eliminations segment includes eliminations of transactions between the reporting segments and also includes costs recognized by us related to corporate support functions such as executive, finance, legal, human resources, vendor management, internal audit and risk, and six sigma.

Financial information for our segments is as follows:

	00000	00000	00000	00000	00000
	Three months ended March 31, 2012
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue	$109,661	$18,016	$17,022	$(5,633)	$139,066
Cost of revenue	73,039	12,333	11,466	(5,078)	91,760

Gross profit	36,622	5,683	5,556	(555)	47,306
Selling, general and administrative expenses	5,691	3,830	1,849	5,645	17,015

Income (loss) from operations	30,931	1,853	3,707	(6,200)	30,291
Other expense, net	(321)	(14)	(11)	(5)	(351)

Income (loss) before income taxes	$30,610	$1,839	$3,696	$(6,205)	$29,940

	00000	00000	00000	00000	00000
	Three months ended March 31, 2011
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue	$59,707	$19,493	$12,716	$(3,246)	$88,670
Cost of revenue	37,020	13,488	7,445	(3,004)	54,949

Gross profit	22,687	6,005	5,271	(242)	33,721
Selling, general and administrative expenses	4,583	4,460	1,196	6,015	16,254

Income (loss) from operations	18,104	1,545	4,075	(6,257)	17,467
Other income (expense), net	365	(11)	(15)	5	344

Income (loss) before income taxes	$18,469	$1,534	$4,060	$(6,252)	$17,811

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When we refer to “we”, “our”, “the Company” or “Altisource”, we mean Altisource Portfolio Solutions S.A. and its consolidated subsidiaries.

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our businesses, current developments, financial condition, results of operations and liquidity. Our MD&A should be read in conjunction with the 2011 Annual Report on Form 10-K. Significant sections of the MD&A are as follows:

Overview. This section, beginning on page 18, provides a description of recent developments we believe are important in understanding the results of operations and financial condition or in understanding anticipated future trends, and it also provides a brief description of significant transactions and events that affect the comparability of results being analyzed. In addition, we describe our plans for growth.

Consolidated Results of Operations. This section, beginning on page 22, provides an analysis of our consolidated results of operations for the three months ended March 31, 2012 and 2011.

Segment Results of Operations. This section, beginning on page 23, provides an analysis of each business segment for the three months ended March 31, 2012 and 2011. In addition, we discuss significant transactions, events and trends that may affect the comparability of the results being analyzed.

Liquidity and Capital Resources. This section, beginning on page 30, provides an analysis of our cash flows for the three months ended March 31, 2012 and 2011. We also discuss restrictions on cash movements, future commitments and capital resources.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q regarding anticipated financial outcomes, business and market conditions, outlook and other similar statements related to Altisource’s future financial and operational performance, are “forward looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements may be identified by the use of terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms and other comparable terminology. Forward-looking statements are not guarantees of future performance and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially. The following are examples of such items and is not intended to be an all-inclusive list:

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

Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the risks discussed in the “Risk Factors” section of our Form 10-K for the year ended December 31, 2011 and include the following:

•	our ability to retain and expand our existing customers and attract new customers;

•	technology failures;

•	our business is dependent on the trend towards outsourcing; and

•	governmental regulations, taxes and policies.

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

We classify our business into the following three reportable segments:

Mortgage Services: Provides services that span the mortgage lifecycle and are typically outsourced by loan servicers and originators. We provide these services primarily for loan portfolios serviced by Ocwen. We also have longstanding relationships with some of the leading capital markets firms, commercial banks, hedge funds and insurance companies. Within the Mortgage Services segment, we provide the following services:

Asset management – Asset management services principally include property preservation, property inspection, real estate owned (“REO”) asset management, our consumer real estate portal and REO brokerage operations. We plan to provide asset management services for REO rental properties in the future.

Residential property valuation – Residential property valuation services principally includes traditional appraisal products through our licensed appraisal management company and alternative valuation products primarily through our network of real estate professionals. We generally provide these services for loan servicers and mortgage bankers.

Closing and insurance services – Closing and insurance services principally includes an array of title search, closing and title agency services including document preparation, pre-foreclosure and REO title searches, escrow and title insurance, and other insurance related services applicable to residential loan servicers. We plan to provide closing and title agency services on newly originated loans in the future.

Default management services – Default management services principally provides foreclosure trustee services for loan servicers and non-legal processing and related services for and under the supervision of foreclosure, bankruptcy and eviction attorneys.

Origination management services – Origination management services principally includes the MPA operations, a business we acquired in February 2010, our contract underwriting business and our developing loan fulfillment business. MPA serves as the manager of Lenders One, a national alliance of independent mortgage bankers that provides its members with education and training along with revenue enhancing, cost reducing and market share expanding opportunities. We provide other origination related services in the residential property valuation business. In addition, some of the origination related reseller businesses, including the flood certification business, are included in the Technology Services REALSuite business.

Financial Services: Provides collection and customer relationship management services primarily to debt originators and servicers (e.g., credit card, auto lending, retail credit, mortgages) and the utility and insurance industry. Within the Financial Services segment, we provide the following services:

Asset recovery management – Asset recovery management principally provides post-charge-off consumer debt collection services on a contingency basis.

Customer relationship management – Customer relationship management provides customer care and early stage collections services. In addition, customer relationship management provides insurance and claims processing, call center services and analytical support.

Technology Services: Comprises our REALSuite TM of applications as well as our IT infrastructure services. We only intend to provide our IT infrastructure services to Ocwen, Home Loan Servicing Solutions (“HLSS TM”), Correspondent One and ourselves. The REALSuite platform provides a fully integrated set of software applications and technologies that manage the end-to-end lifecycle for residential and commercial mortgage loan servicing including the automated management and payment of a distributed network of vendors. A brief description of the key REALSuite software products is below:

REALServicing® – an enterprise residential mortgage loan servicing product that offers an efficient and effective platform for loan servicing including default administration. This technology solution features automated workflows, a dialogue engine and robust reporting capabilities. The solution spans the loan servicing lifecycle from loan boarding to satisfaction including all collections, payment processing and reporting. We also offer REALSynergy®, an enterprise commercial loan servicing system.

REALTrans® – a patented electronic business-to-business exchange that automates and simplifies the ordering, tracking and fulfilling of vendor provided services principally related to mortgages. This technology solution, whether web-based or integrated into a servicing system, connects multiple service providers through a single platform and forms an efficient method for managing a large scale network of vendors.

REALRemit® – a patented electronic invoicing and payment system that provides vendors with the ability to submit invoices electronically for payment and to have invoice payments deposited directly to their respective bank accounts.

With the deployment, beginning in the third quarter of 2012 and continuing through 2013, of our next generation technologies to support our mortgage services businesses, we will be more cost effective and efficient at not only providing higher quality mortgage related services for Ocwen, but for other customers as well. Once fully deployed, it will also enable the Financial Services business to gain market share in its very large markets. The tools applicable to our Financial Services segment include our optimal resolution model and our vendor, business process management, dialogue and invoice payment and presentment technologies. Through the use of these tools and technologies, we believe we can improve our customers’ profitability, reduce our hiring, training and compliance costs, scale our operations faster and, at the same time, create stickier customer relationships across higher valued services.

Corporate Items and Eliminations: Includes costs related to corporate support functions including executive, finance, legal, human resources, vendor management, risk and six sigma and also includes eliminations of transactions between the reporting segments.

We classify revenue in three categories: service revenue, revenue from reimbursable expenses and non-controlling interests. In evaluating our performance, we focus on service revenue which consists of amounts attributable to our fee based services. Reimbursable expenses and non-controlling interests are pass-through items for which we earn no margin. Reimbursable expenses consist of amounts that we incur on behalf of our customers in performing our fee based services, but we pass such costs directly on to our customers without any additional markup. Non-controlling interests are the earnings of Lenders One, a consolidated entity that is not owned by Altisource. It is included in revenue and reduced from net income to arrive at net income attributable to Altisource.

Stock repurchase plan

In May 2010, our shareholders authorized us to purchase up to 15% of our outstanding share capital, or 3.8 million shares of common stock, in the open market. From authorization through March 31, 2012, we have purchased 2.5 million shares of common stock on the open market at an average price of $37.49 per share (with 0.3 million shares of common stock purchased during the first quarter ended March 31, 2012 at an average price of $63.25 per share) leaving 1.2 million shares available for purchase under the program. On March 9, 2012, our Board of Directors approved a new share repurchase plan which will be presented for approval to our shareholders at the Annual Shareholder Meeting scheduled for May 16, 2012. If our shareholders approve that plan, shares will be eligible for purchase at a minimum price of $1.00 per share and a maximum price of $125.00 per share; and the maximum number of shares authorized to be repurchased will be up to 15% of shares outstanding as of the date of the shareholder approval.

Plans for growth

We separated from Ocwen in August 2009. Since the separation, we believe we have demonstrated that substantial shareholder value can be created through a spin-off. We believe our growth and shareholder value has been primarily built around: (1) the development and subsequent roll-out to Ocwen of new services across the United States and (2) Ocwen’s servicing portfolio growth. As we demonstrate our value to Ocwen’s leadership team through the effective and efficient provisioning of services, we are able to expand existing services and develop new services that we provide to Ocwen.

We continue to believe that the market opportunity for default related services will remain strong for the next three to five years. However, in order to meet our longer term earnings growth objective, we need to diversify our revenue and customer base. In this regard, we spend meaningful time and resources designing and developing a complementary pipeline of businesses to extend Altisource’s earnings growth. Our core capabilities and technologies are the foundation of each newly developed business opportunity we pursue. Our blueprint for the future continues to include providing high quality mortgage servicing related services, significantly expanding our mortgage origination related services for the members of Lenders One and growing our Financial Services and Technology Services segments.

The following provides further information on our growth plans in mortgage origination related services and an opportunity we are pursuing in the residential asset related market.

Mortgage origination related services – To expand our mortgage origination related services, we acquired MPA in February 2010. MPA is the for-profit management company of Lenders One. The acquisition of MPA presents an opportunity to develop, in a manner similar to what we did for Ocwen, a suite of end-to-end mortgage origination related services for the Lenders One members. In 2011, the 214 Lenders One members originated approximately $106 billion dollars in residential loan mortgages, approximately 8% of the residential origination market. We estimate that in excess of $1.5 billion dollars in services were provided to support the loans originated by the members in 2011, a portion of which is influenced by the mortgage originator. Many of the origination related services ordered by the members from others are similar to the servicing and default related services that we provide today.

To further complement our MPA acquisition, and consistent with our plan to expand our originations related services, we acquired an equity interest in Correspondent One in July 2011. Its mission is to acquire, and subsequently sell, high quality, closed loans from Lenders One members. Correspondent One has seen significant, positive environmental changes in the correspondent lending market. There has been a contraction in correspondent lending and the price paid for agency mortgage servicing rights has significantly declined. At the reduced price, Correspondent One believes it is attractive to retain servicing on the closed loans that it acquires and to sell its acquired loans through to the agencies as opposed to only the larger commercial banks (who in-turn sell to the agencies). Correspondent One has started the application process to become an approved seller to one of the GSEs, and it is optimistic that it will be approved. Once approved, Correspondent One believes its competitive position to attractively buy loans from the Lenders One members should improve. This should also help grow Lenders One membership.

Residential Asset businesses – We are establishing residential asset related businesses to support the growing residential single family rental market as we believe there is a significant opportunity that leverages our existing infrastructure and competencies. The single family residential rental market in the United States is a $3 trillion industry, accounting for 52% of all residential rental units. With the continued displacement of homeowners, we believe the demand for single family rentals will significantly increase. Some studies estimate that over four million distressed loans and REO will be converted to rental homes by 2015. Despite the size of the single family rental market, it has received very little attention as most people have historically viewed the industry as extremely fragmented, localized and decentralized. We believe, on the other hand, that there are significant opportunities to consolidate the market by leveraging purchasing, technology and centralized operations and management. We know firsthand, through our ability to establish Altisource as one of the few nationwide single family REO management and property inspection and preservation companies in the United States, that property management can be executed on a national scale. Unlike most property management firms, we are not constrained by the location of the home. We have existing nationwide single family asset management, property inspection and preservation, real estate brokerage and settlement services operations, primarily performed from centralized lower cost locations.

Entering the residential rental market is a complementary extension of our existing service offerings, leveraging our significant economies of scale. As a result, we believe our per unit operating costs are substantially lower than others in the industry. With our operating cost advantage, we believe that we can manage a single family home at a cost similar to an apartment unit managed by a multi-family REIT.

Because of the different capital considerations and the operating metrics associated with owning and renting single family homes, we believe this business is best suited to operate as a separate stand-alone company. In this regard, we have established development-stage residential asset related entities within our Mortgage Services segment, modeled after the Kinder Morgan structure, to own and manage single family rental homes and other related residential asset classes. Altisource will enter into long-term service agreements to provide construction, property management and brokerage services to the new entities.

We believe our lower cost operating structure will allow us to attractively price our services to the residential asset businesses to improve their competitive position in investing in single family rental assets. This in-turn should generate more construction, property management and brokerage business for Altisource. In time, we believe other related residential asset classes could be complementary additions to the residential asset businesses’ portfolio. With our Board of Director’s support, we have begun the process of spinning off these businesses by establishing separate legal entities and preparing the separation documents to be filed with the SEC. As a stand-alone company, we believe these businesses will generate a stable and attractive return for its investors.

Consumer real estate portal – We are also continuing to develop our consumer real estate portal as we believe there are opportunities to benefit from a shifting consumer preference for on-line transacting. The consumer real estate portal provides an automated, transparent and integrated on-line solution for buying and selling real estate and related services. Like the residential rental business, the market for this business is immense. The 2012 forecast for home sales in the United States is approximately $780 billion. These sales will generate over $40 billion in brokerage commissions annually. The industry is beginning to see a shift in consumer behavior and attitudes toward on-line transacting for homes. In 2011, we sold approximately 20,000 homes through our consumer real estate portal and our revenue has grown to $10.7 million in the first quarter of 2012, compared to $5.2 million in the first quarter of 2011 (the consumer real estate portal is part of our Mortgage Services segment).

Unlike some of the other public and private real estate related websites, our portal is not based on a marketing, informational model. Rather, we are centered on executing real estate transactions. Our objective is to become the premier end-to-end real estate transaction marketplace that seamlessly and efficiently connects home buyers, sellers and real estate service providers for distressed and non-distressed homes. We believe the real estate purchasing and sales market is underserved and consumers will welcome a new product offering transparency, simplicity and lower transaction costs. Using Altisource’s next generation technologies, the consumer real estate portal will transform the way real estate services are delivered by providing a unique transaction processing platform that offers an automated, transparent and integrated solution to buy and sell homes and purchase the related services as part of a home buying experience. We will continue to grow this business (leveraging the asset management business and Ocwen’s growth, our unique platform and the approximate one million average monthly visitors to our website in the first quarter 2012) to provide transaction support for a growing portion of the in excess of 4 million homes that are typically sold in the United States in a year.

In the medium to longer term, we also intend to explore the possibility of distributing our ownership interest in this business, creating a new public company. The consumer real estate portal has many of the same characteristics as some of the other publically traded real estate related technology companies. Similar to these companies, we believe that we can create greater shareholder value with the portal operating as a separate stand-alone business. As a stand-alone company, the portal would have a singularly focused management team and the performance of the business would be easier to compare with like companies.

With regard to the residential asset businesses and the consumer real estate portal, there is no certainty at this time that the separations will actually occur. Further, the consummation of any spin-off or similar transactions will be subject to our reaching satisfactory conclusions with our financial, tax and legal advisors on all applicable issues and the receipt of any necessary approvals.

Factors Affecting Comparability

The following additional items may impact the comparability of our results:

•	On average, Ocwen serviced 0.7 million loans for the three months ended March 31, 2012 compared to 0.5 million loans for the three months ended March 31, 2011.

•

In April 2011, we acquired Springhouse, an appraisal management company that utilizes a nationwide panel of appraisers to provide real estate appraisals principally to mortgage originators, including the members of Lenders One, and real estate asset managers.

•	In July 2011, we acquired the assembled workforce of a sub-contractor in India that performed asset recovery services.

•

Throughout 2011, we repurchased 1.6 million shares of our common stock under our stock repurchase program, and during three months ended March 31, 2012, we purchased 0.3 million shares of our common stock under the program.

•	In the first quarter of 2012, we increased our employee levels in anticipation of loans to be boarded by Ocwen. The boarding is expected to occur throughout the second quarter of 2012.

CONSOLIDATED RESULTS OF OPERATIONS

Summary Consolidated Results

Following is a discussion of our consolidated results of operations for the periods indicated.

The following table sets forth information regarding our results of operations for the periods ended March 31, 2012 and 2011:

	$79,320	$79,320	$79,320
	Three months ended March 31,
			% Better
(dollars in thousands, except per share data)	2012	2011	/(worse)

Service revenue
Mortgage Services	$79,320	$43,340	83
Financial Services	17,760	18,920	(6)
Technology Services	17,022	12,716	34
Eliminations	(5,633)	(3,246)	(74)

	108,469	71,730	51
Reimbursable expenses	28,705	15,641	84
Non-controlling interests	1,892	1,299	46

Total revenue	139,066	88,670	57
Cost of revenue	91,760	54,949	(67)

Gross profit	47,306	33,721	40
Selling, general and administrative expenses	17,015	16,254	(5)

Income from operations	30,291	17,467	73
Other (expense) income, net	(351)	344	202

Income before income taxes and non-controlling interests	29,940	17,811	68
Income tax provision	(2,819)	(1,687)	(67)

Net income	27,121	16,124	68
Net income attributable to non-controlling interests	(1,892)	(1,299)	46

Net income attributable to Altisource	$25,229	$14,825	70

Margins:
Gross profit/service revenue	44%	47%
Income from operations/service revenue	28%	24%

Earnings per share
Basic	$1.08	$0.60	80

Diluted	$1.02	$0.57	79

Revenue

We recognized service revenue of $108.5 million for the three months ended March 31, 2012, a 51% increase when compared to the three months ended March 31, 2011. The continued growth in service revenue is due to the increase in Ocwen’s residential loan portfolio, impacting Mortgage Services and Technology Services, coupled with our ongoing expansion of mortgage and real estate portfolio management services. Partially offsetting our service revenue growth in Mortgage Services and Technology Services was a decline in the Financial Services segment. This is primarily due to the shift of existing services to a lower cost geography with corresponding lower fees from our customers for these services and a modest decline in total placements as a result of lower credit card delinquencies.

The increase in revenue from reimbursable expenses is due to the increase in our asset management and default services businesses in our Mortgage Services segment.

Our revenues are seasonal. More specifically, Financial Services revenue tends to be higher in the first quarter and generally declines throughout the year. Mortgage Services revenue is impacted by REO sales which tend to be at their lowest level during the fall and winter months and highest during spring and summer months. However, during the three months ended March 31, 2012, we experienced unusually higher levels of REO sales than we would normally expect given the seasonality. We believe this is attributable to our process improvements and increasing end user interest to acquire REO.

Cost of Revenue and Gross Profit

Cost of revenue principally includes payroll and employee benefits associated with personnel employed in customer service and operations roles, fees paid to external providers related to the provision of services, reimbursable expenses, technology and telephony expenses as well as depreciation and amortization of operating assets.

We recognized cost of revenue of $91.8 million for the three months ended March 31, 2012, a 67% increase when compared to the three months ended March 31, 2011. Gross margin as a percentage of service revenue decreased to 44% for the three months ended March 31, 2012 compared to 47% for the three months ended March 31, 2011. Our gross margins can vary significantly from period to period. The most significant factors contributing to variability include seasonality, mix of services delivered, timing of investments in new services, hiring of staff in advance of new business and the timing of when loans are boarded by our customers. In addition, we hired higher cost staff in our Technology Services business to support the development of our next generation software. The margin decline is primarily from the comparative mix of revenue and the costs incurred associated with an increase in the number of employees in 2012 in anticipation of the loans we expect Ocwen to board through the second quarter of 2012.

Selling, General and Administrative Expenses and Income from Operations

Selling, general and administrative expenses (“SG&A”) include payroll for personnel employed in executive, finance, legal, human resources, vendor management, internal audit, risk and six sigma roles. This category also includes occupancy costs, professional fees, depreciation and amortization on non-operating assets.

We recognized SG&A of $17.0 million for the three months ended March 31, 2012, a 5% increase when compared to the three months ended March 31, 2011. On a consolidated basis, SG&A began to stabilize in 2011 even as our revenue has grown. Occupancy related costs increased approximately $3.1 million compared to the three months ended March 31, 2011 primarily from the addition of new leased facilities and equipment to support our growth. SG&A was positively impacted during the three months ended March 31, 2012 by a total of $1.8 million in lower compensation expense, bad debt expense and legal fees. Income from operations as a percentage of service revenue improved from 24% for the three months ended March 31, 2011 to 28% for the three months ended March 31, 2012. The increase is from the stabilization of SG&A costs on higher service revenue.

Income Tax Provision

The Company recognized an income tax provision of $2.8 million for the three months ended March 31, 2012. The income tax provision computed by applying the Luxembourg statutory tax rate of 28.8% differs from the effective tax rate primarily because of the effect of a favorable tax ruling in Luxembourg and the mix of income and losses in multiple taxing jurisdictions. Adjusting for the impact of net income attributable to non-controlling interests, the effective tax rate for the three months ended March 31, 2012 of 10.1% is consistent with the effective tax rate of 10.2% for the three months ended March 31, 2011.

SEGMENT RESULTS OF OPERATIONS

The following section provides a discussion of pretax results of operations of our business segments for the three months ended March 31, 2012 and 2011. Transactions between segments are accounted for as third-party arrangements for purposes of presenting Segment Results of Operations. Intercompany transactions primarily consist of information technology infrastructure services and charges for the use of certain REALSuite applications from our Technology Service segment to our other two segments. Generally, we reflect these charges within technology and communication in the segment receiving the services, except for consulting services, which we reflect in professional services.

Financial information for our segments is as follows:

	000000	000000	000000	000000	000000
	Three months ended March 31, 2012
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(dollars in thousands)	Services	Services	Services	Eliminations	Altisource
Revenue
Service revenue	$79,320	$17,760	$17,022	$(5,633)	$108,469
Reimbursable expenses	28,449	256	—	—	28,705
Non-controlling interests	1,892	—	—	—	1,892

	109,661	18,016	17,022	(5,633)	139,066
Cost of revenue	73,039	12,333	11,466	(5,078)	91,760

Gross profit	36,622	5,683	5,556	(555)	47,306
Selling, general and administrative expenses	5,691	3,830	1,849	5,645	17,015

Income (loss) from operations	30,931	1,853	3,707	(6,200)	30,291
Other expense, net	(321)	(14)	(11)	(5)	(351)

Income (loss) before income taxes	$30,610	$1,839	$3,696	$(6,205)	$29,940

Margins:
Gross profit/service revenue	46%	32%	33%	N/M	44%
Income from operations/service revenue	39%	10%	22%	N/M	28%

Transactions with related parties:
Revenue	$76,085	$68	$6,627	$—	$82,780

Selling, general and administrative expenses	$—	$—	$—	$574	$574

N/M — not meaningful.

	000000	000000	000000	000000	000000
	Three months ended March 31, 2011
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(dollars in thousands)	Services	Services	Services	Eliminations	Altisource
Revenue
Service revenue	$43,340	$18,920	$12,716	$(3,246)	$71,730
Reimbursable expenses	15,068	573	—	—	15,641
Non-controlling interests	1,299	—	—	—	1,299

	59,707	19,493	12,716	(3,246)	88,670
Cost of revenue	37,020	13,488	7,445	(3,004)	54,949

Gross profit	22,687	6,005	5,271	(242)	33,721
Selling, general and administrative expenses	4,583	4,460	1,196	6,015	16,254

Income (loss) from operations	18,104	1,545	4,075	(6,257)	17,467
Other income (expense), net	365	(11)	(15)	5	344

Income (loss) before income taxes	$18,469	$1,534	$4,060	$(6,252)	$17,811

Margins:
Gross profit/service revenue	52%	32%	41%	N/M	47%
Income from operations/service revenue	42%	8%	32%	N/M	24%

Transactions with related parties:
Revenue	$43,810	$29	$4,951	$—	$48,790

Selling, general and administrative expenses	$—	$—	$—	$391	$391

N/M — not meaningful.

Mortgage Services

Revenue by service line was as follows:

	$43,810	$43,810	$43,810
	Three Months Ended March 31,
			% Better
(in thousands)	2012	2011	/(worse)

Service revenue:
Asset management services	$21,141	$12,306	72
Closing and insurance services	21,770	9,381	132
Residential property valuation	18,959	9,884	92
Default management services	11,104	7,483	48
Origination management services	6,346	4,286	48

Total service revenue	79,320	43,340	83

Reimbursable expenses:
Asset management services	27,920	13,881	101
Default management services	335	1,187	(72)
Closing and insurance services	194	—	N/M

Total reimbursable expenses	28,449	15,068	89

Non-controlling interests:	1,892	1,299	46

Total revenue	$109,661	$59,707	84

Transactions with related parties included above:
Asset management services	$46,976	$26,187	79
Residential property valuation	17,496	9,696	80
Closing and insurance services	9,115	4,751	92
Default management services	2,498	3,176	(21)

Total	$76,085	$43,810	74

N/M — not meaningful.

Asset Management Services. The increase in asset management services reflects increased sales of REO properties, an increased number of properties for which we provide property preservation services and an increase in pre-foreclosure inspection services.

Closing and Insurance Services. Closing and insurance services has been the largest contributor to service revenue growth in 2012. During 2011, we focused on increasing our referral capture rate, on rolling out insurance services and on expanding our title agency and other insurance services offerings. The increase in service revenue in 2012 reflects the impact of these areas of focus.

Residential Property Valuation. The increase was primarily a result of Ocwen’s residential loan portfolio growth and to a lesser degree results from the Springhouse acquisition in April 2011.

Default Management Services. The increase was a result of our continued rollout of a national platform as well as Ocwen’s servicing portfolio growth.

Origination Management Services. The increase is due to the performance of MPA and the slow but incremental roll-out of new origination services. For the three months ended March 31, 2012, MPA experienced a net increase of 11 members and as of March 31, 2012 had 225 members.

Cost of Revenue and Gross Margin

Cost of revenue consists of the following for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
			% Better
(in thousands)	2012	2011	/(worse)

Compensation and benefits	$13,438	$6,505	(107)
Outside fees and services	26,577	13,675	(94)
Reimbursable expenses	28,449	15,068	(89)
Technology and communications	4,312	1,676	(157)
Depreciation and amortization	263	96	(174)

Cost of revenue	$73,039	$37,020	(97)

Cost of revenue increased due to investments in personnel and vendor costs to support the increase in Ocwen’s residential loan servicing portfolio, costs incurred in anticipation of the boarding of loans by Ocwen as well as the development of new mortgage and real estate portfolio management services.

Gross profit as a percentage of service revenue declined from 52% for the three months ended March 31, 2011 to 46% for the three months ended March 31, 2012. The most significant factors impacting gross profit margins as a percent of service revenue were the mix of services provided and increased personnel and technology expenses. The increase in personnel costs in 2012 is partially in anticipation of the boarding of loans by Ocwen. The boardings are expected to occur through the second quarter 2012. In addition, we continued to invest in personnel to develop our newer services including insurance and origination services. Although we have been able to generally maintain our margins in a period of accelerated growth, over time we will seek to reduce employee and vendor costs as a percent of service revenue principally through deployment of our next generation vendor, process and payment management technologies beginning in the second half of 2012 and continuing through 2013.

Our margins can vary substantially based upon when servicing is acquired by Ocwen. Typically, compensation and benefits will increase in anticipation of an acquisition as we hire and train personnel to deliver services in advance of the actual boarding of loans. Subsequently, as new loans are boarded, for the first couple of months post boarding, we tend to deliver an elevated level of valuations and pre-foreclosure services for which we incur substantially more outside fees and services when compared to asset management services.

Selling, General and Administrative Expenses and Operating Income

SG&A increased principally due to segment growth which required an increase in leased facilities and related occupancy costs. SG&A as a percentage of service revenue improved from 11% for the three months ended March 31, 2011 to 7% for the three months ended March 31, 2012 based on the relatively stable nature of some of these costs. However, income from operations as a percentage of service revenue declined from 42% for the three months ended March 31, 2011 to 39% for the three months ended March 31, 2012 due to the lower gross profit percentage discussed above.

Financial Services

Revenue

Revenue by service line was as follows:

	Three Months Ended March 31,
			% Better
(in thousands)	2012	2011	/(worse)
Service Revenue:
Asset recovery management	$9,150	$10,904	(16)
Customer relationship management	8,610	8,016	7

Total service revenue	17,760	18,920	(6)

Reimbursable expenses:
Asset recovery management	256	573	(55)

Total reimbursable expenses	256	573	(55)
Total Revenue	$18,016	$19,493	(8)

Transactions with related parties included above:
Asset recovery management	$68	$29	134

Financial Services revenue declined in the first quarter of 2012 over the comparable 2011 period due to a decline in asset recovery management, primarily associated with one of the segment’s largest customers. The decline was primarily due to the shift of existing services to a lower cost geography with corresponding lower fees from our customers for these services and a modest decline in total placements as a result of lower credit card delinquencies. Our global delivery platform consists of highly trained specialists in various geographic regions. The use of specialists in certain countries may result in lower commission rates paid by clients but results in higher margins principally due to the lower employee cost structure. The revenue decline in asset recovery management was partially offset by growth in new asset recovery management accounts, which drove an increase in associated revenues, and growth in our customer relationship management operations.

Financial Services revenue tends to be higher in the first quarter as borrowers utilize tax refunds to pay debts.

Cost of Revenue and Gross Margin

Cost of revenue consists of the following for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
			% Better
(in thousands)	2012	2011	/(worse)

Compensation and benefits	$8,357	$7,109	(18)
Outside fees and services	1,827	3,897	53
Reimbursable expenses	256	573	55
Technology and communications	1,867	1,909	2
Depreciation and amortization	26	—	N/M

Cost of revenue	$12,333	$13,488	9

N/M — not meaningful.

In July 2011, we purchased the assembled workforce of a sub-contractor in India that performs asset recovery services. For periods prior to the acquisition, the costs paid to the sub-contractor were included in outside fees and services ($2.0 million for the three months ended March 31, 2011). Since the acquisition, the costs have been recorded according to the nature of the expenses and included in compensation and benefits and technology and communications expenses (included in cost of revenue above) or occupancy related costs and other (included in SG&A below).

Gross margin as a percentage of service revenue remained flat in 2012 when compared to the 2011 period as we have actively worked to manage our cost structure in a declining revenue environment. Throughout 2012, management will strive to execute on cost saving initiatives and focus on increasing revenue per collector.

Selling, General and Administrative Expenses and Operating Income

SG&A decreased principally as a result of decreased depreciation and amortization (related to assets no longer utilized by this segment) and reduced legal costs (included in occupancy related costs and other). As a result, income from operations as a percentage of service revenue increased from 8% in the three months ended March 31, 2011 to 10% for the three months ended March 31, 2012.

Technology Services

Revenue

Revenue by service line was as follows:

	Three Months Ended March 31,
			% Better
(in thousands)	2012	2011	/(worse)

Revenue:
REALSuite	$9,569	$8,156	17
IT infrastructure services	7,453	4,560	63

Total revenue	$17,022	$12,716	34

Transactions with related parties included above:
REALSuite	3,887	3,005	29
IT infrastructure services	2,740	1,946	41

Revenue	$6,627	$4,951	34

The increase in REALSuite revenue in 2012 is primarily attributable to the growth in Ocwen’s residential loan servicing portfolio and an increase in providing flood certification services to the MPA members. We began offering flood certification services in the beginning of 2011. To a lesser extent, the increase is also driven by REALTrans and REALRemit revenue provided to our Mortgage Services segment due to its growth.

The increase in IT infrastructure services revenue in 2012 is due to growth in both our and Ocwen’s operations. IT infrastructure services are billed on a cost plus basis. As such, the increase in cost to support headcount growth in both companies resulted in a corresponding increase in revenue in the Technology Services segment. We have been able to effectively manage expenses, however, by producing services at a lower cost per employee in 2012 compared with 2011.

The services provided to our other segments are eliminated in consolidation but are included as revenue in Technology Services and as a component of technology and communications expense in our other segments for segment presentation purposes.

Cost of Revenue and Gross Margin

Cost of revenue consists of the following for the three months ended March 31, 2012 and 2011:

	000000	000000	000000
	Three Months Ended March 31,
			% Better
(in thousands)	2012	2011	/(worse)

Compensation and benefits	$5,690	$3,228	(76)
Outside fees and services	303	74	N/M
Technology and communications	3,970	2,910	(36)
Depreciation and amortization	1,503	1,233	(22)

Cost of revenue	$11,466	$7,445	(54)

N/M — not meaningful.

Cost of revenue increased in 2012 due to the hiring of more expensive personnel to support the development of our next generation REALSuite software, our investment in the disaster recovery technology and technology and communications costs from the addition of new facilities and expansion of bandwidth at existing facilities. Vendor costs and licensing fees for software also increased in line with the growth of Ocwen and our operations. We expect cost of revenue in the Technology Services segment to increase as we continue to invest in personnel to support our development initiatives.

Outside fees and services increased in 2012 associated with the increase in providing flood certification services as described in the revenue section above.

Selling, General and Administrative Expenses and Operating Income

SG&A increased in 2012 as compared to 2011 primarily due to an increase in occupancy costs as well as a loss on disposal of assets. This, along with the decline in the gross profit margin, resulted in a decrease in income from operations as a percentage of service revenue from 32% for the three months ended March 31, 2011 to 22% for the three months ended March 31, 2012.

Corporate Items and Eliminations

Our Corporate segment includes costs related to corporate support functions such as finance, legal, human resources, compliance, internal audit, risk and quality assurance.

Corporate costs declined in 2012 as compared to 2011 principally due to incentive compensation and equity-based compensation expense related to the departure of an Executive Officer in March 2012. Partially offsetting these decreases were increased base compensation cost from new employees and increased lease costs related to the build out of new facilities to support our growth. We reflect initial lease costs in our corporate segment until the facilities reach a certain level of occupancy by the business operations, at which time the cost is reflected in the respective business unit’s financial statements.

The elimination of intercompany revenue was larger due to growth in our operations year over year. These transactions primarily consist of information technology infrastructure services as well as charges for the use of certain REALSuite applications from our Technology Service segment to our other two segments. While the expenses are recognized in the Mortgage Services and Financial Services segments above, the elimination of these expenses are reflected in Corporate Items and Eliminations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We seek to deploy excess cash generated in a disciplined manner. Principally, we will continue to reinvest excess cash in developing compelling services that we believe will generate high margins in line with our core capabilities. In addition, we may seek to acquire a limited number of complementary companies that fit our strategic objectives. Finally, given the tax inefficiency of dividends, the low returns earned on cash held and our current belief to pursue a limited number of acquisitions, we believe one of the best ways to return value to shareholders is a stock repurchase program to reduce the number of outstanding shares and to mitigate potential future dilution from the exercise of share based awards. We execute on our buyback plan when we believe the market price provides a good return on investment.

In May 2010, our shareholders authorized us to purchase up to 3.8 million shares of our common stock in the open market. Through March 31, 2012, we purchased 2.5 million shares of our common stock on the open market at an average price of $37.49 per share (with 0.3 million shares of common stock purchased during the three months ended March 31, 2012 at an average price of $63.25 per share), leaving 1.2 million shares still available for purchase under the program.

Cash Flows

The following table presents our cash flows for the three months ended March 31:

	000000	000000	000000
	Three months ended March 31,
(dollars in thousands)	2012	2011	% Better /(worse)
Net income adjusted for non-cash items	$31,923	$21,627	48
Working capital	(4,151)	(5,028)	17

Cash flow from operating activities	27,772	16,599	67
Cash flow from investing activities	(16,154)	(2,645)	N/M
Cash flow from financing activities	(17,077)	(9,764)	(75)

Net change in cash	(5,459)	4,190	(230)
Cash at beginning of period	32,125	22,134	45

Cash at end of period	$26,666	$26,324	1

N/M – Not meaningful.

Cash Flow from Operating Activities

Cash flows from operating activities are generally the cash effects of transactions and events that enter into the determination of net income. In 2012, we generated $27.8 million of positive cash flow from operations, or approximately $0.26 per every dollar of service revenue compared to $16.6 million of positive cash flow from operations or approximately $0.23 per every dollar of service revenue in 2011. Cash flows from operating activities increased by $11.2 million in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily from the increase in net income. The improvement in cash flow from operations per service revenue dollar when compared to the first quarter of 2011 is primarily from our management of working capital levels.

In periods of growth, operating cash flow per service revenue dollar can be negatively impacted because of the nature of some of our services. Certain services are performed immediately following or shortly after the referral, but the collection of the receivable doesn’t occur until a specific event occurs (i.e., the foreclosure is complete, the REO asset is sold, etc.). As we continue to grow, our receivables will also grow, and our cash flows from operations may be negatively impacted in the short term.

Cash Flow from Investing Activities

Cash flows from investing activities in 2012 reflect capital expenditures related to disaster recovery and capital expenditures to support our growth. We estimate our capital expenditures for the full year 2012 to be approximately $40.0 million. Of this amount, we expect to invest a total of approximately $15 million for a new disaster recovery center.

Cash Flow from Financing Activities

Cash flow from financing activities in both periods primarily includes activity associated with stock option exercises, share repurchases and payments to non-controlling interests. We utilized significantly more cash in 2012 from financing activities as a result of our stock repurchase program. For the three months ended March 31, 2012 and 2011, we repurchased $16.8 million and $7.2 million, respectively, of our stock.

Liquidity Requirements after March 31, 2012

We began limiting our repurchase of treasury shares in the first quarter and plan to continue this during the second quarter of 2012 in anticipation of cash needed to execute on our growth plans (see “Plans for Growth” in the overview section of this MD&A). We intend to resume repurchasing our shares in the third quarter. We believe we have adequate access to both debt and equity capital markets.

During the second quarter, we expect to distribute $2.7 million to the Lenders One members representing non-controlling interests.

Management is not aware of any other trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Contractual Obligation, Commitments and Contingencies

For the three months ended March 31, 2012, there were no significant changes to our contractual obligations from those identified in our Form 10-K for the fiscal year ended December 31, 2011, other than those which occur in the normal course of business (primarily the addition of operating leases due to our growth). See also Note 15 to the condensed consolidated financial statements.

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

Our critical accounting policies are described in the MD&A section in our Form 10-K for the year ended December 31, 2011. Such policies have not changed during the quarter ended March 31, 2012.

OTHER MATTERS

Related Parties

Ocwen

For the three months ended March 31, 2012, we generated $76.1 million of Mortgage Services, $0.1 million of Financial Services and $6.6 million of Technology Services segment revenue from Ocwen. Services provided to Ocwen included residential property valuation, real estate asset management and sales, trustee management services, property inspection and preservation, closing and insurance services, charge-off second mortgage collections, core technology back office support and multiple business technologies including our REALSuite of products. We provided all services at rates we believe to be comparable to market rates.

For the three months ended March 31, 2012 and 2011, we billed Ocwen $0.8 million and $0.4 million respectively, and Ocwen billed us $0.6 million and $0.4 million respectively for services provided under the Transition Services Agreements. These amounts are reflected as a component of SG&A in the Condensed Consolidated Statements of Operations.

Correspondent One and HLSS

For the three months ended March 31, 2012, we billed Correspondent One less than $0.1 million under a services agreement (no comparative 2011 amount).

For the three months ended March 31, 2012, we billed HLSS less than $0.1 million under a services agreement (no comparative 2011).

These amounts are reflected as a component of SG&A in the Condensed Consolidated Statements of Operations.

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

b)	Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ending March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Equity Securities purchased by us

The following table presents information related to our repurchases of our equity securities during the three months ended March 31, 2012:

Total number	Total number	Total number	Total number	Total number
Period	Total number of shares purchased(1)	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs
Common shares:
January 1 – 31, 2012	—	$—	—	1,500,775
February 1 – 29, 2012	185,000	63.15	185,000	1,315,775
March 1 – 31, 2012	84,190	60.45	75,000	1,240,775

Total common shares	269,190	$62.31	260,000	1,240,775

(1)	Includes shares withheld from employees to satisfy tax withholding obligations that arose from the exercise of stock options.
(2)	In the second quarter of 2010, our shareholders authorized us to purchase up to 3.8 million shares of our common stock in the open market.

Item 3.	Defaults upon Senior Securities. None

Item 4.	Mine Safety Disclosures. Not Applicable

Item 5.	Other Information. None

Item 6.	Exhibits.

10.16	Separation Agreement dated February 22, 2012 between Altisource Portfolio Solutions S.à r.l., Altisource Portfolio Solutions S.A. and Robert D. Stiles (incorporated by reference to Exhibit 10.1 to the Company’s 8-K as filed with the Commission on February 23, 2012)

10.17	Employment Agreement dated March 13, 2012 between Altisource Portfolio Solutions S.à r.l. and Michelle D. Esterman (incorporated by reference to Exhibit 10.1 to the Company’s 8-K as filed with the Commission on March 16, 2012)

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Operations for the three and three months ended March 31, 2012 and 2011; (iii) Condensed Consolidated Statements of Equity for the three months ended March 31, 2012 and 2011; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (iv) Notes to Condensed Consolidated Financial Statements (As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Act of 1934)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

(Registrant)

Date: April 26, 2012	By:	/s/ Michelle D. Esterman
Michelle D. Esterman
Chief Financial Officer
(On behalf of the Registrant and as its principal financial officer)