Form 10-Q
period 2012-06-30
Altisource Portfolio Solutions S.A.
filed 2012-07-26
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 15, 2012, there were 23,319,098 outstanding shares of the registrant’s shares of beneficial interest (excluding 2,093,650 shares held as treasury stock).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Condensed Consolidated Financial Statements (Unaudited)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30,	December 31,
	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$45,159	$32,125
Accounts receivable, net	70,321	52,005
Prepaid expenses and other current assets	5,745	5,002
Deferred tax assets, net	2,730	1,133
Total current assets	123,955	90,265

Premises and equipment, net	41,162	25,600
Deferred tax assets, net	4,460	4,373
Intangible assets, net	60,634	64,950
Goodwill	14,915	14,915
Investment in equity affiliate	13,891	14,470
Other assets	8,710	9,586
Total assets	$267,727	$224,159

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$50,740	$44,867
Capital lease obligations - current	518	634
Other current liabilities	10,228	9,939
Total current liabilities	61,486	55,440

Capital lease obligations - non-current	—	202
Other non-current liabilities	2,502	2,574

Commitment and contingencies (Note 15)

Equity:
Common stock ($1.00 par value; 100,000 shares authorized; 25,413 issued and 23,319 outstanding as of June 30, 2012; 25,413 issued and 23,405 outstanding as of December 31, 2011)	25,413	25,413
Additional paid-in-capital	84,121	83,229
Retained earnings	175,074	126,161
Treasury stock, at cost (2,094 shares as of June 30, 2012 and 2,008 shares as of December 31, 2011)	(82,414)	(72,048)
Altisource equity	202,194	162,755

Non-controlling interests	1,545	3,188
Total equity	203,739	165,943

Total liabilities and equity	$267,727	$224,159

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenue	$144,205	$93,268	$283,271	$181,938
Cost of revenue	92,738	63,097	184,498	118,046

Gross profit	51,467	30,171	98,773	63,892
Selling, general and administrative expenses	19,018	13,904	36,033	30,158

Income from operations	32,449	16,267	62,740	33,734
Other (expense) income, net	(321)	270	(672)	614

Income before income taxes and non-controlling interests	32,128	16,537	62,068	34,348
Income tax provision	(2,776)	(1,847)	(5,595)	(3,534)

Net income	29,352	14,690	56,473	30,814
Net income attributable to non-controlling interests	(1,271)	(1,305)	(3,163)	(2,604)

Net income attributable to Altisource	$28,081	$13,385	$53,310	$28,210

Earnings per share:
Basic	$1.20	$0.54	$2.28	$1.14
Diluted	$1.13	$0.52	$2.15	$1.09

Weighted average shares outstanding:
Basic	23,316	24,625	23,353	24,734
Diluted	24,846	25,773	24,850	25,851

Transactions with related parties included above:
Revenue	$88,153	$53,694	$170,933	$102,484
Selling, general and administrative expenses	$606	$455	$1,180	$846

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Altisource Equity					Non-
	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	controlling Interests	Total

Balance, December 31, 2010	25,413	$25,413	$79,297	$58,546	$(14,418)	$3,060	$151,898
Net income	—	—	—	28,210	—	2,604	30,814
Contributions from non-controlling interest holders	—	—	—	—	—	14	14
Distributions to non-controlling interest holders	—	—	—	—	—	(4,193)	(4,193)
Share-based compensation expense	—	—	1,379	—	—	—	1,379
Exercise of stock options	—	—	—	(2,012)	2,522	—	510
Repurchase of shares	—	—	—	—	(12,546)	—	(12,546)
Balance, June 30, 2011	25,413	$25,413	$80,676	$84,744	$(24,442)	$1,485	$167,876

Balance, December 31, 2011	25,413	$25,413	$83,229	$126,161	$(72,048)	$3,188	$165,943
Net income	—	—	—	53,310	—	3,163	56,473
Contributions from non-controlling interest holders	—	—	—	—	—	24	24
Distributions to non-controlling interest holders	—	—	—	—	—	(4,830)	(4,830)
Share-based compensation expense	—	—	892	—	—	—	892
Exercise of stock options	—	—	—	(4,397)	6,415	—	2,018
Repurchase of shares	—	—	—	—	(16,781)	—	(16,781)
Balance, June 30, 2012	25,413	$25,413	$84,121	$175,074	$(82,414)	$1,545	$203,739

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$56,473	$30,814
Reconciling items:
Depreciation and amortization	5,200	4,114
Amortization of intangible assets	2,632	2,613
Share-based compensation expense	892	1,379
Equity in losses of affiliate	579	—
Bad debt expense	852	684
Deferred income taxes	—	634
Loss on sale or disposal of fixed assets	366	—
Changes in operating assets and liabilities:
Accounts receivable	(19,168)	424
Prepaid expenses and other current assets	(743)	6,590
Other assets	876	(2,288)
Accounts payable and accrued expenses	5,873	(4,172)
Other current and non-current liabilities	217	(2,630)
Net cash flows provided by operating activities	54,049	38,162

Cash flows from investing activities:
Additions to premises and equipment	(21,128)	(3,419)
Acquisition of business, net of cash acquired	—	(1,785)
Investment in equity affiliate	—	(3,328)
Change in restricted cash	—	(177)
Net cash flows used in investing activities	(21,128)	(8,709)

Cash flows from financing activities:
Principal payments on capital lease obligations	(318)	(340)
Proceeds from stock option exercises	2,018	510
Purchase of treasury stock	(16,781)	(12,546)
Contributions from non-controlling interests	24	14
Distributions to non-controlling interests	(4,830)	(4,193)
Net cash flows used in financing activities	(19,887)	(16,555)

Net increase in cash and cash equivalents	13,034	12,898
Cash and cash equivalents at the beginning of the period	32,125	22,134
Cash and cash equivalents at the end of the period	$45,159	$35,032

Supplemental cash flow information
Interest paid	$28	$46
Income taxes paid (refunded), net	$1,255	$(3,342)

Non-cash investing and financing activities
Amortization of tax-deductible goodwill	$1,684	$1,076

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Condensed Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

Altisource Portfolio Solutions S.A., together with its subsidiaries (which may be referred to as Altisource, the Company, we, us or our), is a global provider of services focused on high-value, technology-enabled, knowledge-based solutions principally related to real estate and mortgage portfolio management, asset recovery and customer relationship management.

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

In April 2011, we acquired Springhouse, LLC (“Springhouse”), an appraisal management company that utilizes a nationwide panel of appraisers to provide real estate appraisals principally to mortgage originators, including the members of the Lenders One™ mortgage cooperative (“Lenders One”) as described below, and real estate asset managers. In July 2011, we acquired the assembled workforce of a sub-contractor (“Tracmail”) in India that performs asset recovery services.

We conduct our operations through three reporting segments: Mortgage Services, Financial Services and Technology Services. In addition, we report our corporate related expenditures as a separate segment (see Note 16 for a description of our business segments).

Basis of Presentation

Our condensed consolidated financial statements include the assets, liabilities, revenues and expenses directly attributable to our operations. All significant inter-company and inter-segment transactions and accounts have been eliminated upon consolidation.

Mortgage Partnership of America, L.L.C. (“MPA”), a wholly owned subsidiary of Altisource™, is the manager of a national alliance of community mortgage bankers, correspondent lenders and suppliers of mortgage products and services that does business as Lenders One. The management agreement between MPA™ and Lenders One, pursuant to which MPA is the management company of Lenders One, represents a variable interest in a variable interest entity. MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact Lenders One’s economic performance and the obligation to absorb losses or the right to receive benefits from Lenders One. As a result, Lenders One is presented in the accompanying condensed consolidated financial statements on a consolidated basis with the interests of the members reflected as non-controlling interests. As of June 30, 2012, Lenders One had total assets of $2.7 million and liabilities of less than $0.1 million.

We have prepared our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all normal recurring adjustments considered necessary to fairly state the results for the interim periods presented have been included. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Fair Value of Financial Instruments

The fair value of financial instruments, which primarily include cash and cash equivalents, accounts receivable, net, restricted cash and accounts payable and accrued expenses at June 30, 2012 and December 31, 2011, are carried at amounts that approximate their fair value due to the short-term nature of these instruments.

NOTE 2 — TRANSACTIONS WITH RELATED PARTIES

Ocwen®

Ocwen is our largest customer and is contractually obligated to purchase certain mortgage services and technology services from us under service agreements.  These agreements extend until August 2017 subject to termination under certain provisions. Ocwen is not restricted from redeveloping these services. We settle amounts with Ocwen on a daily, weekly or monthly basis depending upon the nature of the services and when the service is completed.

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

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Mortgage Services	70%	74%	70%	74%
Technology Services	40%	38%	40%	38%
Financial Services	<1%	1%	<1%	<1%
Consolidated revenue	61%	58%	60%	56%

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

Transition Services

We have entered into a Transition Services agreement with Ocwen under which services in such areas as human resources, vendor management, corporate services, six sigma, quality assurance, quantitative analytics, treasury, accounting, tax, risk management, legal, strategic planning, compliance and other areas are provided to the counterparty. The agreement expires in August 2012 and we intend to extend the agreement.  For the six months ended June 30, 2012 and 2011, we billed Ocwen $1.4 million and $0.9 million, respectively ($0.6 million and $0.5 million for the second quarters of 2012 and 2011, respectively), and Ocwen billed us $1.2 million and $0.8 million, respectively ($0.6 million and $0.5 million for the second quarters of 2012 and 2011, respectively) for services provided under this agreement. These amounts are reflected as components of selling, general and administrative expenses in the condensed consolidated statements of operations.

Correspondent One™ and HLSS™

In July 2011, we acquired an equity interest in Correspondent One S.A. (“Correspondent One” - see Note 7). We entered into an agreement with Correspondent One under which we provide certain finance, human resources, legal support, facilities, technology, vendor management and risk management services. For the six months ended June 30, 2012, we billed Correspondent One $0.1 million under this agreement.

Home Loan Servicing Solutions, Ltd. (“HLSS”) is a newly formed public company whose primary objective is the acquisition of mortgage servicing rights and advances. In connection with the February 2012 HLSS initial public offering, HLSS acquired mortgage servicing related assets from Ocwen. Our chairman is also the chairman of HLSS and owns 5% of the outstanding stock of HLSS. We entered into an agreement with HLSS under which we provide certain finance, human resources and legal support services.  For the six months ended June 30, 2012, we billed HLSS $0.2 million under this agreement ($0.1 million for the second quarter).

These amounts are reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	June 30,	December 31,
(in thousands)	2012	2011

Billed
Third parties	$22,900	$13,776
Ocwen	3,793	5,245
Correspondent One	223	123
HLSS	66	5
Other receivables	3,432	350
	30,414	19,499

Unbilled
Third parties	38,668	31,831
Ocwen	4,103	2,722
	73,185	54,052
Allowance for doubtful accounts	(2,864)	(2,047)

Total	$70,321	$52,005

Unbilled fees consist primarily of asset management and default management services for which we recognize revenues over the service delivery period but bill following completion of the service.

NOTE 4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
(in thousands)	2012	2011

Maintenance agreements	$3,568	$1,903
Prepaid software license fees	684	1,445
Prepaid insurance	509	544
Prepaid facility costs	100	72
Other prepaid expenses	321	247
Cash held for clients	518	759
Other current assets	45	32

Total	$5,745	$5,002

NOTE 5 — PREMISES AND EQUIPMENT, NET

Premises and equipment, net which includes amounts recorded under capital leases, consists of the following:

	June 30,	December 31,
(in thousands)	2012	2011

Computer hardware and software	$53,948	$39,452
Office equipment and other	16,993	15,068
Furniture and fixtures	5,026	4,299
Leasehold improvements	9,625	7,014
	85,592	65,833
Less: Accumulated depreciation and amortization	(44,430)	(40,233)

Total	$41,162	$25,600

Depreciation and amortization expense, inclusive of capital lease obligations, amounted to $5.2 million and $4.1 million for the six months ended June 30, 2012 and 2011, respectively ($2.9 million and $2.2 million for the second quarters of 2012 and 2011, respectively), and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations.

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

There were no changes in goodwill during the six months ended June 30, 2012. The following is a summary of goodwill by segment:

	Mortgage	Financial	Technology
(in thousands)	Services	Services	Services	Total

Balance, June 30, 2012 and December 31, 2011	$10,919	$2,378	$1,618	$14,915

Intangible Assets, Net

Intangible assets, net consist of the following:

	Weighted average estimated	Gross carrying amount		Accumulated amortization			Net book value
(dollars in thousands)	useful life (years)	June 30, 2012	December 31, 2011	June 30, 2012		December 31, 2011	June 30, 2012	December 31, 2011

Definite-lived intangible assets
Trademarks	16	$10,614	$10,614	$(3,824)		$(3,353)	$6,790	$7,261
Customer lists	19	38,366	38,366	(15,805	)(a)	(13,010)	22,561	25,356
Operating agreement	20	35,000	35,000	(4,229)		(3,354)	30,771	31,646
Non-compete agreement	4	1,300	1,300	(788)		(613)	512	687

Total		$85,280	$85,280	$(24,646)		$(20,330)	$60,634	$64,950

(a)          Prior to our acquisition of Nationwide Credit, Inc. (“NCI®”) in 2007, NCI completed an acquisition which created tax-deductible goodwill that amortizes for tax purposes over time.  When we acquired NCI in 2007, we recorded a lesser amount of goodwill for financial reporting purposes than what had previously been recorded at NCI for tax purposes. This difference between the amount of goodwill recorded for financial reporting purposes and the amount recorded for taxes is referred to as “Component 2” goodwill and resulted in our recording periodic reductions first to our book goodwill balance in our consolidated financial statements. As our book goodwill balance was fully written off at December 31, 2010, we continue to amortize the remaining Component 2 goodwill for U.S. tax purposes by reducing certain intangible assets by the remaining tax benefits of the Component 2 goodwill as they are realized in our tax returns. The reduction in intangible assets was $1.7 million for each of the six months ended June 30, 2012 and 2011, respectively. The balance of Component 2 goodwill remaining was $2.8 million as of June 30, 2012 which should generate $1.7 million of reductions of intangible assets when the benefit can be realized for U.S. tax purposes.

Amortization expense for definite lived intangible assets was $2.6 million for each of the six months ended June 30, 2012 and 2011 ($1.3 million for each of the second quarters of 2012 and 2011). Amortization expense is estimated to be $5.0 million for 2012, $4.8 million for 2013, $4.5 million for 2014, $4.4 million for 2015 and $4.3 million for 2016.

NOTE 7 — INVESTMENT IN EQUITY AFFILIATE

Correspondent One purchases closed conforming and government guaranteed residential mortgages from approved mortgage bankers.  Correspondent One provides members of Lenders One additional avenues to sell loans beyond Lenders One’s preferred investor arrangements and the members’ own network of loan buyers. We have significant influence over the general operations of Correspondent One consistent with our 49% ownership level and therefore account for our investment under the equity method. We have no funding commitments to Correspondent One as of June 30, 2012.

Our net loss on this investment using the equity method was $0.6 million for the six months ended June 30, 2012 ($0.3 million loss for the three months ending June 30, 2012). There are no comparative 2011 amounts as Correspondent One did not commence operations until July 2011.

NOTE 8 — OTHER ASSETS

Other assets consist of the following:

	June 30,	December 31,
(in thousands)	2012	2011

Security deposits	$6,836	$7,615
Unbilled fees	1,676	1,773
Restricted cash	158	158
Other	40	40

Total	$8,710	$9,586

NOTE 9 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
(in thousands)	2012	2011

Accounts payable	$4,204	$2,974
Accrued expenses - general	18,141	18,485
Accrued salaries and benefits	15,492	14,575
Income taxes payable, net	10,603	6,419
Payable to Ocwen	2,300	2,414

Total	$50,740	$44,867

Other current liabilities consist of the following:

	June 30,	December 31,
(in thousands)	2012	2011

Deferred revenue	$2,413	$4,581
Facility closure cost accrual, current portion	134	131
Collections due to clients	518	768
Overdrafts	5,630	3,501
Other	1,533	958

Total	$10,228	$9,939

Facility Closure Costs

During 2009, we accrued facility closure costs (included in other current and other non-current liabilities in the condensed consolidated balance sheet) primarily consisting of lease exit costs (expected to be paid through 2014) and severance related to the closure of two facilities. The following table summarizes the activity, all recorded in our Financial Services segment, for the six months ended June 30, 2012:

(in thousands)	Lease Costs

Balance, December 31, 2011	$455
Payments	(79)
Balance, June 30, 2012	376
Less: Long-term portion	(242)

Facility closure cost accrual, current portion	$134

We do not expect significant additional costs related to the closure of these facilities.

NOTE 10 — SHARE-BASED COMPENSATION

We issue share-based awards in the form of stock options for certain employees and officers. We recorded share-based compensation expense of $0.9 million and $1.4 million for the six months ended June 30, 2012 and 2011, respectively ($1.1 million and $0.6 million for the second quarter of 2012 and 2011, respectively). The amount in 2012 includes the reversal of $0.8 million of share-based compensation expense in the first quarter related to the departure of an Executive Officer in March 2012.

Outstanding share-based compensation currently consists only of stock option grants that are a combination of service-based and market-based options.

Service-based Options.  These options are granted at fair value on the date of grant. The options generally vest over four years with equal annual cliff-vesting and expire on the earlier of 10 years after the date of grant or following termination of service. A total of 0.9 million service-based awards were outstanding at June 30, 2012.

Market-based Options.  These option grants have two components each of which vest only upon the achievement of certain criteria. The first component, which we refer to internally as “ordinary performance” grants, consists of two-thirds of the market-based grant and begins to vest if the stock price realizes a compounded annual gain of at least 20% over the exercise price, so long as the stock price is at least double the exercise price. The remaining third of the market-based options, which we refer to internally as “extraordinary performance” grants, begins to vest if the stock price realizes a compounded annual gain of at least 25% over the exercise price, so long as it is at least triple the exercise price. The vesting schedule for all market-based awards is 25% upon achievement of the criteria and the remaining 75% in three equal annual installments. A total of 2.2 million market-based awards were outstanding at June 30, 2012.

The Company granted 0.2 million stock options (at an average exercise price of $63.14 per share) and 0.1 million stock options (at an average exercise price of $29.99 per share) during the six months ended June 30, 2012 and 2011, respectively.

The fair value of the service-based options was determined using the Black-Scholes options pricing model while a lattice (binomial) model was used to determine the fair value of the market-based options using the following assumptions as of the grant date:

	June 30, 2012		June 30, 2011
	Black-Scholes	Binominal	Black-Scholes	Binominal

Risk-free interest rate	0.97% – 1.17%	0.08% – 2.04%	2.20%	0.03% – 3.18%
Expected stock price volatility	34.22% – 34.65%	34.20% – 34.60%	48.00%	55.90%
Expected dividend yield	—	—	—	—
Expected option life (in years)	6.25	—	6.25	—
Contractual life (in years)	—	14	—	14
Fair value	$19.25 – $22.80	$11.65 – $17.27	$16.55	$18.09 and $18.76

The following table summarizes the weighted-average fair value of stock options granted, and the total intrinsic value of stock options exercised:

	June 30,
(in thousands, except per share amounts)	2012	2011

Weighted-average fair value at grant date per share	$16.86	$16.03
Intrinsic value of options exercised	8,339	2,855
Fair value of options vested	973	788

Share-based compensation expense is recorded net of estimated forfeiture rates ranging from 1% to 10%.

As of June 30, 2012, estimated unrecognized compensation costs related to share-based payments amounted to $4.9 million which we expect to recognize over a weighted-average remaining requisite service period of approximately 3.0 years.

The following table summarizes the activity of our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2011	3,243,958	$14.19	6.7	$116,755
Granted	198,500	63.14
Exercised	(177,389)	12.85
Forfeited	(159,095)	23.75
Outstanding at June 30, 2012	3,105,974	16.50	6.5	$175,076

Exercisable at June 30, 2012	1,818,151	$11.16	5.8	$112,847

Stock Repurchase Authorization

In May 2012, our shareholders approved a new stock repurchase program, which replaces the previous stock repurchase program. Under the new plan, we are authorized to purchase up to 3.5 million shares of our common stock in the open market in addition to amounts previously purchased under the prior plan. From authorization of the prior plan in May 2010 through June 30, 2012, we have purchased approximately 2.5 million shares of our common stock in the open market at an average price of $37.49 per share. During the six months ended June 30, 2012, we purchased 0.3 million shares of common stock at an average price of $63.25 per share. Since no common stock was repurchased during the second quarter of 2012, 3.5 million shares of common stock remain available for repurchase under the plan.

NOTE 11 — COST OF REVENUE

Cost of revenue principally includes payroll and employee benefits associated with personnel employed in customer service and operations roles, fees paid to external providers related to provision of services, reimbursable expenses, technology and telephony expenses as well as depreciation and amortization of operating assets. The components of cost of revenue were as follows for the three and six months ended June 30, 2012 and 2011:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011

Compensation and benefits	$27,989	$19,959	$55,474	$36,799
Outside fees and services	31,757	17,532	60,410	35,693
Reimbursable expenses	24,814	19,459	53,520	35,100
Technology and communications	5,866	4,557	10,990	7,535
Depreciation and amortization	2,312	1,590	4,104	2,919

Total	$92,738	$63,097	$184,498	$118,046

NOTE 12 — SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include payroll for personnel employed in executive, finance, legal, human resources, vendor management, risk and six sigma roles.  This category also includes occupancy costs, professional fees and depreciation and amortization on non-operating assets.  The components of selling, general and administrative expenses were as follows for the three and six months ended June 30, 2012 and 2011:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011

Compensation and benefits	$6,400	$5,825	$10,783	$11,745
Professional services	1,806	1,055	3,461	3,157
Occupancy related costs	6,158	4,062	12,667	7,559
Amortization of intangible assets	1,292	1,340	2,632	2,613
Depreciation and amortization	609	586	1,096	1,196
Other	2,753	1,036	5,394	3,888

Total	$19,018	$13,904	$36,033	$30,158

NOTE 13 — OTHER (EXPENSE) INCOME, NET

Other (expense) income, net consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011

Equity loss in affiliate	$(255)	$—	$(579)	$—
Interest expense	(14)	(24)	(29)	(47)
Interest income	10	17	26	22
Change in fair value of put option	—	225	—	582
Other, net	(62)	52	(90)	57

Total	$(321)	$270	$(672)	$614

Equity in loss of affiliate represents our proportional share of the losses in Correspondent One (see Note 7).

NOTE 14 — EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities.

Basic and diluted EPS for the three and six months ended June 30, 2012 and 2011 are calculated as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands except per share data)	2012	2011	2012	2011

Net income attributable to Altisource	$28,081	$13,385	$53,310	$28,210

Weighted-average common shares outstanding, basic	23,316	24,625	23,353	24,734
Dilutive effect of stock options	1,530	1,148	1,497	1,117

Weighted-average common shares outstanding, diluted	24,846	25,773	24,850	25,851

Earnings per share
Basic	$1.20	$0.54	$2.28	$1.14
Diluted	$1.13	$0.52	$2.15	$1.09

For each of the three and six months ended June 30, 2012 and June 30, 2011, an immaterial amount of options that were anti-dilutive have been excluded from the computation of diluted EPS. These options were anti-dilutive because their exercise price was greater than the average market price of our common stock. Also excluded from the computation of diluted EPS for the six months ended June 30, 2012 and 2011 are 0.3 million and 0.6 million options, respectively (0.3 million and 0.6 million for the three months ended June 30, 2012 and 2011, respectively), granted for shares that are issuable upon the achievement of certain market and performance criteria related to our common stock price and an annualized rate of return to investors that have not been met at this point.

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

Escrow Balances

We hold customers’ assets in escrow at various financial institutions pending completion of certain real estate activities. These amounts are held in escrow for limited periods of time, generally consisting of a few days and are not included in the condensed consolidated balance sheets. Amounts held in escrow were $34.8 million and $17.7 million as of June 30, 2012 and December 31, 2011 respectively.

NOTE 16 — SEGMENT REPORTING

Our business segments are based upon our organizational structure which focuses primarily on the services offered and are consistent with the internal reporting used by our Chief Executive Officer to evaluate operating performance and to assess the allocation of our resources.

We classify our businesses into three reportable segments. Mortgage Services principally consists of mortgage portfolio management services that span the mortgage lifecycle. Financial Services principally consists of unsecured asset recovery and customer relationship management. Technology Services principally consists of modular, comprehensive integrated technological solutions for loan servicing, vendor management and invoice presentment and payment as well as providing infrastructure support.  In addition, our Corporate Items and Eliminations segment includes eliminations of transactions between the reporting segments and also includes costs recognized by us related to corporate support functions such as executive, finance, legal, human resources, vendor management, risk and six sigma.

Financial information for our segments is as follows:

	Three months ended June 30, 2012
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$115,903	$16,239	$17,886	$(5,823)	$144,205
Cost of revenue	73,156	11,663	13,214	(5,295)	92,738
Gross profit	42,747	4,576	4,672	(528)	51,467
Selling, general and administrative expenses	5,612	3,604	1,819	7,983	19,018
Income (loss) from operations	37,135	972	2,853	(8,511)	32,449
Other expense, net	(246)	(2)	(6)	(67)	(321)
Income (loss) before income taxes and non-controlling interests	$36,889	$970	$2,847	$(8,578)	$32,128

	Six months ended June 30, 2012
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$225,564	$34,255	$34,908	$(11,456)	$283,271
Cost of revenue	146,195	23,996	24,680	(10,373)	184,498
Gross profit	79,369	10,259	10,228	(1,083)	98,773
Selling, general and administrative expenses	11,303	7,434	3,668	13,628	36,033
Income (loss) from operations	68,066	2,825	6,560	(14,711)	62,740
Other expense, net	(567)	(16)	(17)	(72)	(672)
Income (loss) before income taxes and non-controlling interests	$67,499	$2,809	$6,543	$(14,783)	$62,068

	Three months ended June 30, 2011
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$65,507	$17,983	$13,572	$(3,794)	$93,268
Cost of revenue	43,544	13,574	9,334	(3,355)	63,097
Gross profit	21,963	4,409	4,238	(439)	30,171
Selling, general and administrative expenses	2,853	3,502	1,537	6,012	13,904
Income (loss) from operations	19,110	907	2,701	(6,451)	16,267
Other income (expense), net	258	(7)	(12)	31	270
Income (loss) before income taxes and non-controlling interests	$19,368	$900	$2,689	$(6,420)	$16,537

	Six months ended June 30, 2011
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$125,214	$37,476	$26,288	$(7,040)	$181,938
Cost of revenue	80,564	27,062	16,779	(6,359)	118,046
Gross profit	44,650	10,414	9,509	(681)	63,892
Selling, general and administrative expenses	7,436	7,962	2,733	12,027	30,158
Income (loss) from operations	37,214	2,452	6,776	(12,708)	33,734
Other income (expense), net	623	(18)	(27)	36	614
Income (loss) before income taxes and non-controlling interests	$37,837	$2,434	$6,749	$(12,672)	$34,348

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When we refer to “we”, “our”, “the Company” or “Altisource”, we mean Altisource Portfolio Solutions S.A. and its consolidated subsidiaries.

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our businesses, current developments, financial condition, results of operations and liquidity. Our MD&A should be read in conjunction with our Form 10-K for the year ended December 31, 2011. Significant sections of the MD&A are as follows:

Overview. This section, beginning on page 20, provides a description of recent developments we believe are important in understanding the results of operations and financial condition or in understanding anticipated future trends. It also provides a brief description of significant transactions and events that affect the comparability of results and a discussion of the progress being made on our growth initiatives.

Consolidated Results of Operations. This section, beginning on page 25, provides an analysis of our consolidated results of operations for the three and six months ended June 30, 2012 and 2011.

Segment Results of Operations. This section, beginning on page 27, provides an analysis of each business segment for the three and six months ended June 30, 2012 and 2011. In addition, we discuss significant transactions, events and trends that may affect the comparability of the results being analyzed.

Liquidity and Capital Resources. This section, beginning on page 35, provides an analysis of our cash flows for the six months ended June 30, 2012 and 2011. We also discuss restrictions on cash movements, future commitments and capital resources.

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

•                  our business is dependent on the trend towards outsourcing; and

•                  our ability to comply with and burdens imposed by changes in governmental regulations, taxes and policies.

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

OVERVIEW

Our business

We are a global provider of services focused on high-value, technology-enabled, knowledge-based solutions principally related to mortgage and real estate portfolio management, asset recovery and customer relationship management.

We classify our business into the following three reportable segments:

Mortgage Services:  Provides services that span the mortgage lifecycle and are typically outsourced by loan servicers and originators. We provide these services primarily for loan portfolios serviced by Ocwen. We also have longstanding relationships with some of the leading capital markets firms, commercial banks, hedge funds, insurance companies and mortgage bankers. Within the Mortgage Services segment, we provide the following services:

Asset management — Asset management services principally include property preservation, property inspection, real estate owned (“REO”) asset management, our consumer real estate portal and REO brokerage operations. We plan to provide asset management services for single-family rental properties in the future.

Residential property valuation — Residential property valuation services principally include traditional appraisal products through our licensed appraisal management company and alternative valuation products primarily through our network of real estate professionals. We generally provide these services for loan servicers and mortgage bankers.

Closing and insurance services — Closing and insurance services principally include an array of title search, closing and title agency services including document preparation, pre-foreclosure and REO title searches, escrow and title insurance, and other insurance related services applicable to residential loan servicers. We plan to provide closing and title agency services on newly originated loans in the future.

Default management services — Default management services principally provides foreclosure trustee services for loan servicers and non-legal processing and related services for and under the supervision of foreclosure, bankruptcy and eviction attorneys.

Origination management services - Origination management services principally includes MPA’s operations, our contract underwriting business and our developing loan fulfillment business. MPA serves as the manager of Lenders One, a national alliance of independent mortgage bankers that provides its members with education and training along with revenue enhancing, cost reducing and market share expanding opportunities. We provide other origination related services in the residential property valuation business. In addition, some of the origination related reseller businesses, including the flood certification business, are included in the Technology Services REALSuite business.

Financial Services:  Provides collection and customer relationship management services primarily to debt originators and servicers (e.g., credit card, auto lending, retail credit, mortgages) and the utility and insurance industry. Within the Financial Services segment, we provide the following services:

Asset recovery management — Asset recovery management principally provides post-charge-off consumer debt collection services on a contingency fee basis.

Customer relationship management — Customer relationship management provides customer care and early stage collections services.  In addition, customer relationship management provides insurance and claims processing, call center services and analytical support.

Technology Services:  Comprises our REALSuite TM of applications as well as our information technology (“IT”) infrastructure services. We only provide our IT infrastructure services to Ocwen, Home Loan Servicing Solutions (“HLSS”), Correspondent One, our two recently formed subsidiaries, Altisource Residential and Altisource Asset Management, discussed below, and ourselves.  The REALSuite platform provides a fully integrated set of software applications and technologies that manage the end-to-end lifecycle for residential and commercial mortgage loan servicing including the automated management and payment of a distributed network of vendors.  A brief description of the key REALSuite software products is below:

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

With the deployment, beginning in the third quarter of 2012 and continuing through 2014, of our next generation technologies to support our mortgage services businesses, we believe we will be more cost efficient and more effective at providing higher quality mortgage related services for Ocwen, and for other customers.  With deployment in the Financial Services business occurring through 2014, we believe it will also enable this segment to gain market share in its existing markets and develop higher margin platform business process outsourcing solutions, similar to what is being used by Ocwen.  These solutions include a suite of technologies, including dialogue engines and customized customer self help programs to improve performance and reduce variability in outcomes. The tools applicable to our Financial Services segment include our optimal resolution model and our vendor, business process management, dialogue and invoice payment and presentment technologies.   Through the use of these tools and technologies, we believe we can improve our customers’ profitability, reduce our hiring, training and compliance costs, scale our operations faster and, at the same time, create stickier customer relationships across higher valued services.

Corporate Items and Eliminations: Includes costs related to corporate support functions including executive, finance, legal, human resources, vendor management, risk and six sigma and also includes eliminations of transactions between the reporting segments.

We classify revenue in three categories:  service revenue, revenue from reimbursable expenses and non-controlling interests. In evaluating our performance, we focus on service revenue which consists of amounts attributable to our fee based services. Reimbursable expenses and non-controlling interests are pass-through items for which we earn no margin.  Reimbursable expenses consist of amounts that we incur on behalf of our customers in performing our fee based services, but we pass such costs directly on to our customers without any additional markup.  Non-controlling interests represent the earnings of Lenders One, a consolidated entity that is not owned by Altisource.  It is included in revenue and reduced from net income to arrive at net income attributable to Altisource.

Stock repurchase plan

In May 2012, our shareholders approved a new stock repurchase program, which replaces the previous stock repurchase program. Under the new plan, we are authorized to purchase up to 3.5 million shares of our common stock in the open market in addition to amounts previously purchased under the prior plan. From authorization of the prior plan in May 2010 through June 30, 2012, we have purchased approximately 2.5 million shares of our common stock in the open market at an average price of $37.49 per share. During the six months ended June 30, 2012, we purchased 0.3 million shares of common stock at an average price of $63.25 per share. Since no common stock was repurchased during the second quarter of 2012, 3.5 million shares of common stock remain available for repurchase under the plan.

Growth initiatives

We believe the market opportunity for default related services will remain strong for the next three to five years, if not longer. However, we recognize that default related revenue will eventually peak. Our strategy for the future continues to include providing high quality mortgage servicing related services to Ocwen and others. In addition, we have developed four initiatives to expand and diversify our revenue and customer base in areas other than mortgage default in order to help meet our longer term earnings growth objective. Our core capabilities and technologies are the foundation of each initiative we are pursuing. The four initiatives are:

•                  developing the residential asset business for single-family home rentals;

•                  growing our origination related services by leveraging our acquisition of Lenders One and our investment in Correspondent One;

•                  fully developing our consumer real estate portal for distressed and non-distressed home sales; and

•                  improving the Financial Services segment’s earnings and growing its revenue.

Residential asset businesses — We are in the process of establishing residential asset related businesses to support the growing residential single-family rental market as we believe there is a significant opportunity that leverages our existing infrastructure and competencies.  The single-family residential rental market in the United States is a $3 trillion industry, accounting for 52% of all residential rental units. With the continued displacement of homeowners related to foreclosure and other economic circumstances, we believe the demand for single-family rentals will significantly increase.  Studies estimate that over four million distressed loans and REO will be converted to rental homes by 2015.  Despite the size of the single-family residential rental market, it has received very little attention as most people have historically viewed the industry as extremely fragmented, localized and decentralized.  We believe, on the other hand, that there are significant opportunities to consolidate the market by leveraging purchasing, technology and centralized operations and management.  We know firsthand, as a result of establishing Altisource as one of the few nationwide single-family REO management and property inspection and preservation companies in the United States, that property management can be executed on a national scale.  Unlike most property management firms, we are not constrained by the location of the home.  We have existing nationwide single-family asset management, property inspection and preservation, real estate brokerage and settlement services operations, primarily performed from centralized lower cost locations.

Entering the residential rental market is a complementary extension of our existing service offerings, leveraging our significant economies of scale.  As a result, we believe our per unit operating costs are substantially lower than others in the industry.  With our operating cost advantage, we believe that we can manage a single-family home at a cost similar to an apartment unit managed by a multi-family REIT.

Because of the different capital considerations and the operating metrics associated with owning and renting single-family homes, we believe this business is best suited to operate separate and apart from Altisource. In this regard, we have created two companies that we intend to separate and distribute to our shareholders. The first, Altisource Residential will acquire residential related assets and, the second, Altisource Asset Management, will provide asset management and advisory services to Altisource Residential. It is intended that Altisource will provide construction management, rental property management and leasing brokerage services to Altisource Residential, creating a long-term, stable revenue stream for Altisource. Further, to the extent Altisource Residential acquires non-performing loans, it is intended that it will retain Ocwen to service the loans who, in turn, will retain us to provide default related and technology services.

Throughout the second quarter, we continued to broaden our internal capabilities and processes.  When Altisource Residential begins acquiring homes, we will be instrumental in the efficient launch of their operations.  Our preparations for the separation of Altisource Residential and Altisource Asset Management are ongoing, including preparation of required documents to file with the Securities and Exchange Commission.  We continue to expect the separation to occur in the second half of the year.

Mortgage origination related services — With an objective of long-term growth in the origination services market, we acquired the manager of the Lenders One mortgage cooperative in February 2010.  In 2011, the members of Lenders One originated approximately $107 billion of loans.  We estimate that in excess of $1.5 billion was spent on origination related services in connection with these loans.  The manager of the cooperative leverages the size of Lenders One, now 232 members strong, to obtain better execution on the sale of closed loans with third parties and to achieve lower costs on origination related services from third parties.

We are developing two channels to grow our origination related business and further increase the members’ profitability.  First, we invested in Correspondent One to buy closed loans from the members of Lenders One.  With the exit of several of the larger correspondent lenders from the market, there are fewer available avenues through which members can sell their loans. Our intent is for Correspondent One to become a competitive, attractively priced alternative for the members.

Second, leveraging our vendor network, technology, scale, global workforce and lower sales costs, we have begun offering origination related services directly to the members at a cost we believe is below market.  Many of the services are in place and are similar to the services we provide in our default related business.  We anticipate our growth in origination related service revenue will accelerate after our next generation technology is in place to support the ordering and delivery of these services.  We are nearing the completion of the development phase of this technology and plan to pilot the portal with some of the members in the third quarter of 2012.  Once the pilot and any resulting remediation are complete, we plan to offer a bundle of origination related services to the full membership of Lenders One.

While we are very early in the rollout of these two channels, there are encouraging signs that the strategy is working.  Our service revenue from origination related services has grown to $8.3 million in the second quarter of 2012, a 73% increase from the second quarter of 2011. Lenders One net membership has grown by 18 members in 2012 with 7 net members added in the second quarter. Altisource has signed service agreements to provide origination services with 108 members, and we are negotiating 36 additional contracts. Correspondent one increased loans purchased from $5.7 million in the first quarter to $10.9 million in the second quarter of 2012. Further, Correspondent One increased its loan pipeline from $3.7 million at the end of the first quarter to $18.6 million at the end of the second quarter of 2012 with $31.6 million in the pipeline as of July 20, 2012.  The number of approved sellers to Correspondent One also increased from 12 in the first quarter to 28 in the second quarter.

Consumer real estate portal — We are also continuing to fully develop our consumer real estate portal as we believe there are opportunities to benefit from a shifting consumer preference for on-line transacting.  The consumer real estate portal provides an automated, transparent and integrated on-line solution for buying and selling real estate and related services.  Like the residential rental business, the market for this business is immense.  The 2012 forecast for home sales in the United States is approximately $780 billion.  These sales will generate over $40 billion in brokerage commissions annually.  Based on our observations, we believe the industry is beginning to see a shift in consumer behavior and attitudes toward on-line transacting for homes. In 2011, we sold approximately 20,000 homes through our consumer real estate portal, and our revenue has grown to $25.6 million in the first half of 2012, compared to $12.3 million in the first half of 2011 (the consumer real estate portal is part of our Mortgage Services segment).

Unlike some of the other public and private real estate related websites, our portal is not based on a marketing, informational model.  Rather, we are centered on executing real estate transactions.  Our objective is to become the premier end-to-end real estate transaction marketplace that seamlessly and efficiently connects home buyers, sellers and real estate service providers for distressed and non-distressed homes.  We believe the real estate purchasing and sales market is underserved and consumers will welcome a new product offering transparency, simplicity and lower transaction costs.  Using Altisource’s next generation technologies, we believe the consumer real estate portal will transform the way real estate services are delivered by providing a unique transaction processing platform that offers an automated, transparent and integrated solution to buy and sell homes and purchase the related services as part of a home buying experience.

We believe the key to selling homes quickly at an optimal sales price is generating a high volume of relevant prospective buyer traffic to each home.  We generate, on average, more than eight offers per property.  It takes us approximately 42 days from the date the home is listed on our portal until it is under contract for sale.  Today, we sell all of Ocwen’s REO through the consumer real estate portal.  Following our rebranding effort, we intend to provide this service to other mortgage servicers as well.  Ultimately, our goal is to expand our offerings into the non-distressed home sale market.

In the medium to longer term, we also intend to explore the possibility of distributing our ownership interest in this business to our shareholders, creating a new public company.   The consumer real estate portal has many of the same characteristics as some of the other publicly-traded real estate related technology companies.  Similar to these companies, we believe that we can create greater shareholder value with the portal operating as a separate stand-alone business.   As a stand-alone company, the portal would have a singularly focused management team, and the performance of the business would be easier to compare with like companies.

With regard to the residential asset businesses and the consumer real estate portal, there is no certainty at this time that the separations will actually occur. Further, the consummation of any spin-off or similar transactions will be subject to our reaching satisfactory conclusions with our financial, tax and legal advisors on all applicable issues and the receipt of any necessary approvals.

Financial Services segment — This segment includes our receivables management and customer care businesses. We believe the Financial Services segment has meaningful expansion opportunities however, at present, it has generated far lower margins than we believe should be achieved.  Therefore, before turning our attention to revenue growth, we continue to build the foundation for higher margins.  In 2012, we are simplifying the technology architecture, improving our borrower communication and implementing borrower self-help programs. Looking to 2013, we intend to pursue growth from existing customers and deeper penetration of the industries we currently serve.  In 2014, with our next generation technology in place, we plan to provide higher margin platform business process outsourcing solutions, similar to what is being used by Ocwen.  These solutions include a suite of technologies, including dialogue engines and customized customer self help programs to improve performance and reduce variability in outcomes.

Factors affecting comparability

The following additional items may impact the comparability of our results:

•                  On average, Ocwen serviced 0.7 million loans for the six months ended June 30, 2012 compared to 0.5 million loans for the six months ended June 30, 2011.

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

•                  Throughout 2011, we repurchased 1.6 million shares of our common stock under our stock repurchase program, and during six months ended June 30, 2012, we purchased 0.3 million shares of our common stock under the program (none during the second quarter of 2012).

•                  In the first quarter of 2012, we increased our employee levels in anticipation of Ocwen boarding additional loans. Additional loans were actually boarded by Ocwen in April and June of 2012.

CONSOLIDATED RESULTS OF OPERATIONS

Summary Consolidated Results

Following is a discussion of our consolidated results of operations for the periods indicated.

The following table sets forth information regarding our results of operations for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,			Six months ended June 30,
			% Better			% Better
(dollars in thousands, except per share data)	2012	2011	/(worse)	2012	2011	/(worse)

Service revenue
Mortgage Services	$89,999	$45,513	98	$169,319	$88,853	91
Financial Services	16,057	17,213	(7)	33,817	36,133	(6)
Technology Services	17,886	13,572	32	34,908	26,288	33
Eliminations	(5,823)	(3,794)	(53)	(11,456)	(7,040)	(63)
	118,119	72,504	63	226,588	144,234	57
Reimbursable expenses	24,815	19,459	28	53,520	35,100	52
Non-controlling interests	1,271	1,305	(3)	3,163	2,604	21
Total revenue	144,205	93,268	55	283,271	181,938	56
Cost of revenue	92,738	63,097	(47)	184,498	118,046	(56)
Gross profit	51,467	30,171	71	98,773	63,892	55
Selling, general and administrative expenses	19,018	13,904	(37)	36,033	30,158	(19)
Income from operations	32,449	16,267	99	62,740	33,734	86
Other (expense) income, net	(321)	270	(219)	(672)	614	(209)
Income before income taxes and non-controlling interests	32,128	16,537	94	62,068	34,348	81
Income tax provision	(2,776)	(1,847)	(50)	(5,595)	(3,534)	(58)
Net income	29,352	14,690	100	56,473	30,814	83
Net income attributable to non-controlling interests	(1,271)	(1,305)	(3)	(3,163)	(2,604)	21
Net income attributable to Altisource	$28,081	$13,385	110	$53,310	$28,210	89

Margins:
Gross profit/service revenue	44%	42%		44%	44%
Income from operations/service revenue	27%	22%		28%	23%

Earnings per share
Basic	$1.20	$0.54	122	$2.28	$1.14	100
Diluted	$1.13	$0.52	117	$2.15	$1.09	97

Revenue

We recognized service revenue of $226.6 million for the six months ended June 30, 2012, a 57% increase when compared to the six months ended June 30, 2011 ($118.1 million for the second quarter of 2012, a 63% increase over the second quarter of 2011). The continued growth in service revenue in both periods is due to the increase in Ocwen’s residential loan portfolio, impacting Mortgage Services and Technology Services, coupled with our ongoing expansion of mortgage and real estate portfolio management services. Partially offsetting our service revenue growth in Mortgage Services and Technology Services was a decline in the Financial Services segment in both periods. This is primarily due to the shift of existing services to a lower cost geography with corresponding lower fees from our customers for these services and a modest decline in total placements as a result of lower credit card delinquencies.

The increase in revenue from reimbursable expenses in both periods is due to the increase in our asset management and default services businesses in our Mortgage Services segment.

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

We recognized cost of revenue of $184.5 million for the six months ended June 30, 2012, a 56% increase when compared to the six months ended June 30, 2011 ($92.7 million for the second quarter of 2012, a 47% increase over the second quarter of 2011).  Our gross margins can vary significantly from period to period. The most significant factors contributing to variability include seasonality, mix of services delivered, timing of investments in new services, hiring of staff in advance of new business and the timing of when loans are boarded by our customers. Gross profit margin as a percentage of service revenue remained flat for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Selling, General and Administrative Expenses and Income from Operations

Selling, general and administrative expenses (“SG&A”) include payroll for personnel employed in executive, finance, legal, human resources, vendor management, risk and six sigma roles.  This category also includes occupancy costs, professional fees, depreciation and amortization on non-operating assets.

We recognized SG&A of $36.0 million for the six months ended June 30, 2012, a 19% increase when compared to the six months ended June 30, 2011 ($19.0 million for the second quarter of 2012, a 37% increase over the second quarter of 2011). On a consolidated basis, SG&A is growing at a slower pace than service revenue. On an absolute basis, the increase in SG&A for the six months ended June 30, 2012 was primarily due to a $5.1 million increase in occupancy related costs ($2.1 million increase in the second quarter of 2012 compared to the second quarter of 2011) primarily from the addition of new leased facilities and equipment to support our growth.  In addition, other SG&A in the first half of 2012 increased $1.5 million compared to six months ended June 30, 2011 from higher marketing costs related to the consumer real estate portal business, travel expenses primarily associated with the management of our global operations and business license fees in our growing REO brokerage business.  Partially offsetting these increases were lower compensation expense of $1.0 million in the first half of 2012 primarily due to the reversal in the first quarter of share-based compensation and incentive compensation expense related to the departure of an Executive Officer in March 2012.

As a result of our stabilization of SG&A costs on higher service revenue, income from operations as a percentage of service revenue improved to 28% for the six months ended June 30, 2012 from 23% for the six months ended June 30, 2011 (27% for the second quarter of 2012 and 22% for the second quarter of 2011).

Income Tax Provision

The Company recognized an income tax provision of $5.6 million for the six months ended June 30, 2012. The income tax provision, computed by applying the Luxembourg statutory tax rate of 28.8%, differs from the effective tax rate primarily because of the effect of a favorable tax ruling in Luxembourg and the mix of income and losses in multiple taxing jurisdictions. Adjusting for the impact of net income attributable to non-controlling interests, the effective tax rate for the six months ended June 30, 2012 of 9.5% compared to 11.1% for the six months ended June 30, 2011. The lower tax effective tax rate in 2012 is due to higher relative taxable income in the current year in tax jurisdictions with a lower tax rate.

SEGMENT RESULTS OF OPERATIONS

The following section provides a discussion of pretax results of operations of our business segments for the three and six months ended June 30, 2012 and 2011. Transactions between segments are accounted for as third-party arrangements for purposes of presenting Segment Results of Operations.  Intercompany transactions primarily consist of IT infrastructure services and charges for the use of certain REALSuite applications from our Technology Service segment to our other two segments. Generally, we reflect these charges within technology and communication in the segment receiving the services, except for consulting services, which we reflect in professional services.

Financial information for our segments is as follows:

	Three months ended June 30, 2012
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(dollars in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue
Service revenue	$89,999	$16,057	$17,886	$(5,823)	$118,119
Reimbursable expenses	24,633	182	—	—	24,815
Non-controlling interests	1,271	—	—	—	1,271
	115,903	16,239	17,886	(5,823)	144,205
Cost of revenue	73,156	11,663	13,214	(5,295)	92,738
Gross profit	42,747	4,576	4,672	(528)	51,467
Selling, general and administrative expenses	5,612	3,604	1,819	7,983	19,018
Income (loss) from operations	37,135	972	2,853	(8,511)	32,449
Other expense, net	(246)	(2)	(6)	(67)	(321)
Income (loss) before income taxes and non-controlling interests	$36,889	$970	$2,847	$(8,578)	$32,128

Margins:
Gross profit/service revenue	47%	28%	26%	N/M	44%
Income from operations/service revenue	41%	6%	16%	N/M	27%

Transactions with related parties:
Revenue	$80,878	$50	$7,225	$—	$88,153
Selling, general and administrative expenses	$—	$—	$—	$606	$606

N/M — not meaningful.

	Three months ended June 30, 2011
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(dollars in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue
Service revenue	$45,513	$17,213	$13,572	$(3,794)	$72,504
Reimbursable expenses	18,689	770	—	—	19,459
Non-controlling interests	1,305	—	—	—	1,305
	65,507	17,983	13,572	(3,794)	93,268
Cost of revenue	43,544	13,574	9,334	(3,355)	63,097
Gross profit	21,963	4,409	4,238	(439)	30,171
Selling, general and administrative expenses	2,853	3,502	1,537	6,012	13,904
Income (loss) from operations	19,110	907	2,701	(6,451)	16,267
Other income (expense), net	258	(7)	(12)	31	270
Income (loss) before income taxes and non-controlling interests	$19,368	$900	$2,689	$(6,420)	$16,537

Margins:
Gross profit/service revenue	48%	26%	31%	N/M	42%
Income from operations/service revenue	42%	5%	20%	N/M	22%

Transactions with related parties:
Revenue	$48,473	$118	$5,103	$—	$53,694
Selling, general and administrative expenses	$—	$—	$—	$455	$455

N/M — not meaningful.

	Six months ended June 30, 2012
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(dollars in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue
Service revenue	$169,319	$33,817	$34,908	$(11,456)	$226,588
Reimbursable expenses	53,082	438	—	—	53,520
Non-controlling interests	3,163	—	—	—	3,163
	225,564	34,255	34,908	(11,456)	283,271
Cost of revenue	146,195	23,996	24,680	(10,373)	184,498
Gross profit	79,369	10,259	10,228	(1,083)	98,773
Selling, general and administrative expenses	11,303	7,434	3,668	13,628	36,033
Income (loss) from operations	68,066	2,825	6,560	(14,711)	62,740
Other expense, net	(567)	(16)	(17)	(72)	(672)
Income (loss) before income taxes and non-controlling interests	$67,499	$2,809	$6,543	$(14,783)	$62,068

Margins:
Gross profit/service revenue	47%	30%	29%	N/M	44%
Income from operations/service revenue	40%	8%	19%	N/M	28%

Transactions with Related Parties:
Revenue	$156,963	$118	$13,852	$—	$170,933
Selling, General and Administrative Expenses	$—	$—	$—	$1,180	$1,180

N/M — not meaningful.

	Six months ended June 30, 2011
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(dollars in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue
Service revenue	$88,853	$36,133	$26,288	$(7,040)	$144,234
Reimbursable expenses	33,757	1,343	—	—	35,100
Non-controlling interests	2,604	—	—	—	2,604
	125,214	37,476	26,288	(7,040)	181,938
Cost of revenue	80,564	27,062	16,779	(6,359)	118,046
Gross profit	44,650	10,414	9,509	(681)	63,892
Selling, general and administrative expenses	7,436	7,962	2,733	12,027	30,158
Income (loss) from operations	37,214	2,452	6,776	(12,708)	33,734
Other income (expense), net	623	(18)	(27)	36	614
Income (loss) before income taxes and non-controlling interests	$37,837	$2,434	$6,749	$(12,672)	$34,348

Margins:
Gross profit/service revenue	50%	29%	36%	N/M	44%
Income from operations/service revenue	42%	7%	26%	N/M	23%

Transactions with Related Parties:
Revenue	$92,283	$147	$10,054	$—	$102,484
Selling, General and Administrative Expenses	$—	$—	$—	$846	$846

N/M — not meaningful.

Mortgage Services

Revenue by service line was as follows:

	Three months ended June 30,			Six months ended June 30,
			% Better			% Better
(in thousands)	2012	2011	/(worse)	2012	2011	/(worse)

Service revenue:
Asset management services	$27,995	$14,535	93	$49,136	$26,841	83
Closing and insurance services	21,420	10,111	112	43,190	19,492	122
Residential property valuation	22,469	10,185	121	41,428	20,069	106
Default management services	12,170	6,655	83	23,274	14,138	65
Origination management services	5,945	4,027	48	12,291	8,313	48
Total service revenue	89,999	45,513	98	169,319	88,853	91

Reimbursable expenses:
Asset management services	23,940	17,764	35	51,860	31,645	64
Default management services	650	925	(30)	985	2,112	(53)
Closing and insurance services	43	—	N/M	237	—	N/M
Total reimbursable expenses	24,633	18,689	32	53,082	33,757	57

Non-controlling interests	1,271	1,305	(3)	3,163	2,604	21
Total revenue	$115,903	$65,507	77	$225,564	$125,214	80

Transactions with related parties:
Asset management services	$47,195	$32,299	46	$94,171	$58,486	61
Residential property valuation	20,762	9,504	118	38,258	19,200	99
Closing and insurance services	9,751	3,832	154	18,866	8,583	120
Default management services	3,170	2,838	12	5,668	6,014	(6)
Total	$80,878	$48,473	67	$156,963	$92,283	70

N/M — not meaningful.

Revenue growth in all of the business lines, except origination management services, reflects the increase in Ocwen’s servicing portfolio.  Additionally, a portion of the growth in closing and insurance services is from an increased capture rate of Ocwen’s referrals as we have continued to expand our footprint.

The higher origination management services revenue is from the growth of Lenders One and the incremental roll-out of new origination related services.  For the six months ended June 30, 2012, the Lenders One membership grew to 232 members, a net increase of 18 members.

Cost of Revenue and Gross Profit

Cost of revenue consists of the following for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,			Six months ended June 30,
			% Better			% Better
(in thousands)	2012	2011	/(worse)	2012	2011	/(worse)

Compensation and benefits	$13,395	$8,662	(55)	$26,833	$15,167	(77)
Outside fees and services	29,974	13,850	(116)	56,551	27,525	(105)
Reimbursable expenses	24,633	18,689	(32)	53,082	33,757	(57)
Technology and communications	4,853	2,215	(119)	9,165	3,891	(136)
Depreciation and amortization	301	128	(135)	564	224	(152)

Cost of revenue	$73,156	$43,544	(68)	$146,195	$80,564	(81)

Cost of revenue increased in the second quarter and first six months of 2012 due to investments in personnel and vendor costs to support the increase in Ocwen’s residential loan servicing portfolio, costs incurred in connection with the April and June 2012 boarding of loans by Ocwen as well as the development of new origination related services.

Gross profit as a percentage of service revenue declined from 50% for the six months ended June 30, 2011 to 47% for the six months ended June 30, 2012 (a decline from 48% in the second quarter of 2011 to 47% in the second quarter of 2012). The most significant factors impacting gross profit as a percent of service revenue were the mix of services provided; increased costs in the first quarter from higher employee levels and occupancy costs in anticipation of loan boardings; use of outside providers to support the growth in residential property valuation services and a higher level of technology expenses to support our continued growth.  Although we have been able to generally maintain our margins in a period of accelerated growth, over time we will seek to reduce employee and vendor costs as a percent of service revenue principally through deployment of our next generation vendor, process and payment management technologies beginning in the second half of 2012 and continuing through 2013.

Our margins can vary substantially depending upon when servicing is acquired by Ocwen.  Typically, compensation and benefits will increase in anticipation of an acquisition as we hire and train personnel to deliver services in advance of the actual boarding of loans.  Subsequently, as new loans are boarded, for the first couple of months post boarding, we tend to deliver an elevated level of valuations and pre-foreclosure services for which we incur substantially more outside fees and services when compared to asset management services.

Selling, General and Administrative Expenses and Income from Operations

SG&A increased on an absolute basis in the second quarter and first six months of 2012 principally due to segment growth which required an increase in leased facilities and related occupancy costs.  Also contributing to the increase in both periods was higher bad debt expense in 2012 compared to the same 2011 periods in line with our higher levels of revenue.  SG&A as a percentage of service revenue declined from 8% for the six months ended June 30, 2011 to 7% for the six months ended June 30, 2012 based on the relatively stable nature of some of these costs.  However, income from operations as a percentage of service revenue declined from 42% for the six months ended June 30, 2011 to 40% for the six months ended June 30, 2012 due to the lower gross profit margins in 2012.

Financial Services

Revenue

Revenue by service line was as follows:

	Three months ended June 30,			Six months ended June 30,
			% Better			% Better
(in thousands)	2012	2011	/(worse)	2012	2011	/(worse)

Service revenue:
Asset recovery management	$7,475	$9,538	(22)	$16,625	$20,442	(19)
Customer relationship management	8,582	7,675	12	17,192	15,691	10
Total service revenue	16,057	17,213	(7)	33,817	36,133	(6)

Reimbursable expenses:
Asset recovery management	182	770	(76)	438	1,343	(67)
Total reimbursable expenses	182	770	(76)	438	1,343	(67)

Total revenue	$16,239	$17,983	(10)	$34,255	$37,476	(9)

Transactions with related parties included above:
Asset recovery management	$50	$118	(58)	$118	$147	(20)

Financial Services revenue declined in the second quarter and first six months of 2012 due to a decline in revenue from asset recovery management services. The decline was primarily due to the shift of existing services for one of the segment’s largest customers to a lower cost geography with corresponding lower fees from our customers for these services and a modest decline in total placements as a result of lower credit card delinquencies. Partially offsetting this decline, we experienced growth in customer relationship management for the second quarter and first six months of 2012 presented. Our global delivery platform consists of highly trained specialists in various geographic regions.  The use of specialists in certain countries may result in lower commission rates paid by clients but results in higher margins principally due to the lower employee cost structure.

Financial Services revenue tends to be higher in the first quarter as borrowers utilize tax refunds to pay debts.

Cost of Revenue and Gross Profit

Cost of revenue consists of the following for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,			Six months ended June 30,
			% Better			% Better
(in thousands)	2012	2011	/(worse)	2012	2011	/(worse)

Compensation and benefits	$8,021	$6,725	(19)	$16,378	$13,834	(18)
Outside fees and services	1,422	4,016	65	3,249	7,913	59
Reimbursable expenses	182	770	76	438	1,343	67
Technology and communications	1,861	2,063	10	3,728	3,972	6
Depreciation and amortization	177	—	N/M	203	—	N/M

Cost of revenue	$11,663	$13,574	14	$23,996	$27,062	11

N/M — not meaningful.

In July 2011, we purchased the assembled workforce of a sub-contractor in India that performs asset recovery services. For periods prior to the acquisition, the costs paid to the sub-contractor were included in outside fees and services ($2.2 million and $4.2 million for the three and six months ended June 30, 2011, respectively).  Since the acquisition, these costs have been recorded according to the nature of the expenses and included in compensation and benefits and technology and communications expenses (included in cost of revenue above) or occupancy related costs and other (included in SG&A below).

Gross profit as a percentage of service revenue increased marginally in the second quarter and first six months of 2012 as we have actively worked to manage our cost structure in a declining revenue environment. Throughout 2012, management is focused on building the foundation for higher margins by simplifying the technology architecture, improving our borrower communication and implementing borrower self-help programs.

Selling, General and Administrative Expenses and Income from Operations

SG&A decreased in the six months ended June 30, 2012 as compared to the same period in 2011 principally as a result of decreased depreciation and amortization (related to assets no longer utilized by this segment).  Income from operations as a percentage of service revenue for the first half of 2012 increased marginally from the comparable 2011 period, driven by the marginal improvement in gross margins.

SG&A remained relatively consistent in the three months ended June 30, 2012 as compared to the same period in 2011. Income from operations as a percentage of service revenue for the three months ended June 30, 2012 improved marginally from the comparable 2011 period from improved gross margins, partially offset by consistent SG&A on lower revenue.

Technology Services

Revenue

Revenue by service line was as follows:

	Three months ended June 30,			Six months ended June 30,
			% Better			% Better
(in thousands)	2012	2011	/(worse)	2012	2011	/(worse)

Revenue:
REALSuite	$9,949	$8,275	20	$19,518	$16,431	19
IT infrastructure services	7,937	5,297	50	15,390	9,857	56
Total revenue	$17,886	$13,572	32	$34,908	$26,288	33

Transactions with related parties included above:
REALSuite	4,132	3,008	37	8,019	6,013	33
IT infrastructure services	3,093	2,095	48	5,833	4,041	44
Total	$7,225	$5,103	42	$13,852	$10,054	38

The increase in REALSuite revenue in the second quarter and first six months of 2012 is primarily attributable to the growth in Ocwen’s residential loan servicing portfolio and an increase in flood certification services to Lenders One members.  We began offering flood certification services in early 2011. To a lesser degree, we experienced growth in REALTrans and REALRemit revenue as we supported our growing Mortgage Services segment.

The increase in IT infrastructure services revenue in the second quarter and first six months of 2012 is due to growth in operations for both us and Ocwen.  Information Technology infrastructure services are billed on a cost plus basis.  As such, the increase in cost to support headcount growth in both companies resulted in a corresponding increase in revenue in the Technology Services segment.

The services provided to our other segments are eliminated in consolidation but are included as revenue in Technology Services and as a component of technology and communications expense in our other segments for segment presentation purposes.

Cost of Revenue and Gross Profit

Cost of revenue consists of the following for the six months ended June 30, 2012 and 2011:

	Three months ended June 30,			Six months ended June 30,
			% Better			% Better
(in thousands)	2012	2011	/(worse)	2012	2011	/(worse)

Compensation and benefits	$6,572	$3,921	(68)	$12,262	$7,149	(72)
Outside fees and services	415	182	(128)	718	256	(180)
Technology and communications	4,393	3,769	(17)	8,363	6,679	(25)
Depreciation and amortization	1,834	1,462	(25)	3,337	2,695	(24)

Cost of revenue	$13,214	$9,334	(42)	$24,680	$16,779	(47)

Cost of revenue increased in the second quarter and first six months of 2012 due to the hiring of more expensive personnel to support the development of our next generation REALSuite software, our investment in disaster recovery technology and increased technology and communications costs from the addition of new facilities and the expansion of bandwidth at existing facilities.   We expect cost of revenue in the Technology Services segment to increase as we continue to invest in personnel to support our development initiatives.

Outside fees and services increased in the second quarter and first six months of 2012 associated with the increase in flood certification services provided as described in the revenue section above.

Selling, General and Administrative Expenses and Income from Operations

SG&A increased in the second quarter and first six months of 2012 primarily due to an increase in occupancy costs.  Also contributing to the year-to-date increase was a loss on disposal of assets recorded in the first quarter of 2012. These fluctuations, along with the decline in the gross profit margin, resulted in a decrease in income from operations as a percentage of service revenue from 26% for the six months ended June 30, 2011 to 19% for the six months ended June 30, 2012 (20% in the second quarter of 2011 compared to 16% in 2012).

Corporate Items and Eliminations

Our Corporate segment includes costs related to corporate support functions such as finance, legal, human resources, compliance, risk and quality assurance.

Corporate costs increased in both periods in 2012 as compared to the same periods in 2011.  The increase was primarily due to increased lease costs related to the build out of new facilities to support our growth.  We reflect initial lease costs in our corporate segment until the facilities reach a certain level of occupancy by the business operations, at which time the cost is reflected in the respective business unit’s financial statements. Partially offsetting the year to date increase in 2012 was the reversal in the first quarter of share-based compensation and incentive compensation expense related to the departure of an Executive Officer in March 2012.

The amount of intercompany revenue eliminated upon consolidation increased in the second quarter and first six months of 2012 due to growth in our operations year over year.  These intercompany transactions primarily consisted of Information Technology infrastructure services as well as charges for the use of certain REALSuite applications from our Technology Service segment to our other two segments.  While the expenses are recognized in the Mortgage Services and Financial Services segments above, the elimination of these expenses are reflected in Corporate Items and Eliminations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We seek to deploy excess cash generated in a disciplined manner.  Principally, we will continue to reinvest excess cash in developing compelling services that we believe will generate attractive margins in line with our core capabilities.  In addition, we may seek to acquire a limited number of complementary companies that fit our strategic objectives.  Finally, given the tax inefficiency of dividends, the low returns earned on cash held and our current strategy to pursue a limited number of acquisitions, we believe one of the best ways to return value to shareholders is a stock repurchase program to reduce the number of outstanding shares and to mitigate potential future dilution from the exercise of share based awards.  We execute on our buyback plan when we believe the market price provides a good return on investment. During the second quarter of 2012, we temporarily halted our share buyback program in anticipation of $50 to $100 million of capital we intend to invest in the residential asset business in the second half of the year.  Assuming management concludes share repurchases are an effective deployment of our capital, we expect to resume purchases toward the end of the year.

In May 2012, our shareholders approved a new stock repurchase program, which replaces the previous stock repurchase program. Under the new plan, we are authorized to purchase up to 3.5 million shares of our common stock in the open market in addition to amounts previously purchased under the prior plan. From authorization of the prior plan in May 2010 through June 30, 2012, we have purchased approximately 2.5 million shares of our common stock in the open market at an average price of $37.49 per share. During the six months ended June 30, 2012, we purchased 0.3 million shares of common stock at an average price of $63.25 per share. Since no common stock was repurchased during the second quarter of 2012, 3.5 million shares of common stock remain available for repurchase under the plan.

Cash Flows

The following table presents our cash flows for the six months ended June 30:

	Six months ended June 30,
(dollars in thousands)	2012	2011	% Better /(worse)

Net income adjusted for non-cash items	$66,994	$40,238	66
Working capital	(12,945)	(2,076)	N/M
Cash flows from operating activities	54,049	38,162	42
Cash flows from investing activities	(21,128)	(8,709)	(143)
Cash flows from financing activities	(19,887)	(16,555)	(20)
Net change in cash	13,034	12,898	1
Cash and cash equivalents at beginning of period	32,125	22,134	45
Cash and cash equivalents at end of period	$45,159	$35,032	29

N/M — not meaningful.

Cash Flows from Operating Activities

Cash flows from operating activities are generally the cash effects of transactions and events that enter into the determination of net income. In 2012, we generated $54.0 million of positive cash flows from operations, or approximately $0.24 per every dollar of service revenue compared to $38.2 million of positive cash flows from operations or approximately $0.26 per every dollar of service revenue in 2011. Cash flows from operating activities increased by $15.9 million in the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily from the increase in net income.  The reduction in cash flows from operations per service revenue dollar when compared to 2011 is primarily from growth in working capital, not yet converted to cash.

In periods of growth, operating cash flows per service revenue dollar can be negatively impacted because of the nature of some of our services. Certain services are performed immediately following or shortly after the referral, but the collection of the receivable does not occur until a specific event occurs (i.e., the foreclosure is complete, the REO asset is sold, etc.). As we continue to grow, our receivables will also grow, and our cash flows from operations may be negatively impacted in the short term.

Cash Flows from Investing Activities

Cash flows from investing activities in 2012 reflect capital expenditures related to disaster recovery and capital expenditures to support our growth. We estimate our capital expenditures for the full year 2012 to be approximately $40 million. Of this amount, we expect to invest a total of approximately $15 million for a new disaster recovery center.

Cash Flows from Financing Activities

Cash flows from financing activities in the six months ended June 30, 2012 and 2011 primarily include activity associated with stock option exercises, share repurchases and payments to non-controlling interests. We utilized more cash in 2012 primarily from financing activities as a result of our stock repurchase program (we spent $16.8 million and $12.5 million to repurchase our common stock in the first six months of 2012 and 2011, respectively).  Partially offsetting this use of cash was an increase in proceeds from stock option exercises in 2012 over 2011.

Liquidity Requirements after June 30, 2012

We began limiting our repurchase of outstanding shares in the first quarter and did not repurchase any shares during the second quarter of 2012 in anticipation of cash needed to execute on our growth plans (see “Growth Initiatives” in the overview section of this MD&A). Assuming management concludes share repurchases remain an effective deployment of our capital, we expect to resume repurchases in the second half of the year. We believe we have adequate access to both debt and equity capital markets to finance our capital needs.

During the third quarter, we expect to distribute $1.3 million to the Lenders One members representing non-controlling interests.

Contractual Obligation, Commitments and Contingencies

For the six months ended June 30, 2012, there were no significant changes to our contractual obligations from those identified in our Form 10-K for the fiscal year ended December 31, 2011, other than those which occur in the normal course of business (primarily the addition of operating leases due to our growth). See also Note 15 to the condensed consolidated financial statements.

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

Our critical accounting policies are described in the MD&A section in our Form 10-K for the year ended December 31, 2011.  Such policies have not changed during the six months ended June 30, 2012.

OTHER MATTERS

Related Parties

Ocwen

For the six months ended June 30, 2012, we generated $157.0 million of Mortgage Services ($80.9 million for the second quarter of 2012), $0.1 million of Financial Services (less than $0.1 million for the second quarter of 2012) and $13.9 million of Technology Services ($7.2 million for the second quarter of 2012) segment revenue from Ocwen. Services provided to Ocwen during such periods included residential property valuation, real estate asset management and sales, trustee management services, property inspection and preservation, closing and insurance services, charge-off second mortgage collections, core technology back office support and multiple business technologies including our REALSuite of products. We provided all services at rates we believe to be comparable to market rates.

For the six months ended June 30, 2012 and 2011, we billed Ocwen $1.4 million and $0.9 million, respectively ($0.6 million and $0.5 million for the second quarters of 2012 and 2011, respectively), and Ocwen billed us $1.2 million and $0.8 million, respectively ($0.6 million and $0.5 million for the second quarters of 2012 and 2011, respectively) for services provided under Transition Services Agreements. These amounts are reflected as a component of SG&A in the condensed consolidated statements of operations.

Correspondent One and HLSS

For the six months ended June 30, 2012, we billed Correspondent One $0.1 million (less than $0.1 million in the second quarter of 2012) under a services agreement (no comparative amounts in 2011).

For the six months ended June 30, 2012, we billed HLSSTM $0.2 million ($0.1 million in the second quarter of 2012) under a services agreement (no comparative amounts in 2011).

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

b)    Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011; (iii) Condensed Consolidated Statements of Equity for the six months ended June 30, 2012 and 2011; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (iv) Notes to Condensed Consolidated Financial Statements (As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Act of 1934)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

(Registrant)

Date: July 26, 2012	By:	/s/ Michelle D. Esterman
Michelle D. Esterman Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)