Form 10-Q
period 2012-09-30
Altisource Portfolio Solutions S.A.
filed 2012-10-25
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 15, 2012, there were 23,363,324 outstanding shares of the registrant’s shares of beneficial interest (excluding 2,049,424 shares held as treasury stock).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Condensed Consolidated Financial Statements (Unaudited)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,	December 31,
	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$84,429	$32,125
Accounts receivable, net	62,497	52,005
Prepaid expenses and other current assets	9,060	5,002
Deferred tax assets, net	3,570	1,133
Total current assets	159,556	90,265

Premises and equipment, net	46,352	25,600
Deferred tax assets, net	4,460	4,373
Intangible assets, net	58,593	64,950
Goodwill	14,915	14,915
Investment in equity affiliate	13,598	14,470
Other assets	8,777	9,586
Total assets	$306,251	$224,159

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$61,264	$44,867
Capital lease obligations - current	345	634
Other current liabilities	9,806	9,939
Total current liabilities	71,415	55,440

Capital lease obligations - non-current	—	202
Other non-current liabilities	2,441	2,574

Commitment and contingencies (Note 15)

Equity:
Common stock ($1.00 par value; 100,000 shares authorized; 25,413 issued and 23,363 outstanding as of September 30, 2012; 25,413 issued and 23,405 outstanding as of December 31, 2011)	25,413	25,413
Additional paid-in-capital	85,267	83,229
Retained earnings	200,736	126,161
Treasury stock, at cost (2,049 shares as of September 30, 2012 and 2,008 shares as of December 31, 2011)	(80,451)	(72,048)
Altisource equity	230,965	162,755

Non-controlling interests	1,430	3,188
Total equity	232,395	165,943

Total liabilities and equity	$306,251	$224,159

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue	$143,988	$109,793	$427,259	$291,731
Cost of revenue	94,287	73,339	278,785	191,385

Gross profit	49,701	36,454	148,474	100,346
Selling, general and administrative expenses	18,452	15,329	54,485	45,487

Income from operations	31,249	21,125	93,989	54,859
Other (expense) income, net	(267)	(320)	(939)	294

Income before income taxes and non-controlling interests	30,982	20,805	93,050	55,153
Income tax provision	(2,898)	(1,843)	(8,493)	(5,377)

Net income	28,084	18,962	84,557	49,776
Net income attributable to non-controlling interests	(1,060)	(1,791)	(4,223)	(4,395)

Net income attributable to Altisource	$27,024	$17,171	$80,334	$45,381

Earnings per share:
Basic	$1.16	$0.71	$3.44	$1.84
Diluted	$1.08	$0.67	$3.23	$1.76

Weighted average shares outstanding:
Basic	23,338	24,341	23,347	24,602
Diluted	25,016	25,489	24,895	25,720

Transactions with related parties included above:
Revenue	$86,558	$63,827	$257,491	$166,311
Selling, general and administrative expenses	$621	$506	$1,801	$1,352

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Altisource Equity					Non-
	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	controlling Interests	Total

Balance, December 31, 2010	25,413	$25,413	$79,297	$58,546	$(14,418)	$3,060	$151,898
Net income	—	—	—	45,381	—	4,395	49,776
Contributions from non-controlling interest holders	—	—	—	—	—	31	31
Distributions to non-controlling interest holders	—	—	—	—	—	(5,443)	(5,443)
Share-based compensation expense	—	—	2,109	—	—	—	2,109
Exercise of stock options	—	—	—	(2,943)	3,718	—	775
Repurchase of shares	—	—	—	—	(35,471)	—	(35,471)
Balance, September 30, 2011	25,413	$25,413	$81,406	$100,984	$(46,171)	$2,043	$163,675

Balance, December 31, 2011	25,413	$25,413	$83,229	$126,161	$(72,048)	$3,188	$165,943
Net income	—	—	—	80,334	—	4,223	84,557
Contributions from non-controlling interest holders	—	—	—	—	—	27	27
Distributions to non-controlling interest holders	—	—	—	—	—	(6,008)	(6,008)
Share-based compensation expense	—	—	2,038	—	—	—	2,038
Exercise of stock options	—	—	—	(5,759)	8,378	—	2,619
Repurchase of shares	—	—	—	—	(16,781)	—	(16,781)
Balance, September 30, 2012	25,413	$25,413	$85,267	$200,736	$(80,451)	$1,430	$232,395

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$84,557	$49,776
Reconciling items:
Depreciation and amortization	9,038	6,174
Amortization of intangible assets	3,833	3,952
Share-based compensation expense	2,038	2,109
Equity in losses of affiliate	872	355
Bad debt expense	1,170	999
Deferred income taxes	—	(32)
Loss on sale or disposal of fixed assets	401	—
Changes in operating assets and liabilities:
Accounts receivable	(11,662)	2,546
Prepaid expenses and other current assets	(4,058)	5,066
Other assets	809	(4,109)
Accounts payable and accrued expenses	10,405	71
Other current and non-current liabilities	(266)	1,844
Net cash flows provided by operating activities	97,137	68,751

Cash flows from investing activities:
Additions to premises and equipment	(24,199)	(11,291)
Acquisition of business, net of cash acquired	—	(2,515)
Investment in equity affiliate	—	(15,000)
Change in restricted cash	—	(177)
Net cash flows used in investing activities	(24,199)	(28,983)

Cash flows from financing activities:
Principal payments on capital lease obligations	(491)	(544)
Proceeds from stock option exercises	2,619	775
Purchase of treasury stock	(16,781)	(35,471)
Contributions from non-controlling interests	27	31
Distributions to non-controlling interests	(6,008)	(5,443)
Net cash flows used in financing activities	(20,634)	(40,652)

Net increase in cash and cash equivalents	52,304	(884)
Cash and cash equivalents at the beginning of the period	32,125	22,134
Cash and cash equivalents at the end of the period	$84,429	$21,250

Supplemental cash flow information
Interest paid	$39	$65
Income taxes paid (refunded), net	$2,252	$(2,684)

Non-cash investing and financing activities
Amortization of tax-deductible goodwill	$2,524	$2,591
Premises and equipment purchased on account	$5,992	$—

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

The Mortgage Partnership of America, L.L.C. (“MPA”), a wholly owned subsidiary of Altisource™, is the manager of a national alliance of community mortgage bankers, correspondent lenders and suppliers of mortgage products and services that does business as Lenders One. The management agreement between MPA™ and Lenders One, pursuant to which MPA is the management company of Lenders One, represents a variable interest in a variable interest entity. MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact Lenders One’s economic performance and the obligation to absorb losses or the right to receive benefits from Lenders One. As a result, Lenders One is presented in the accompanying condensed consolidated financial statements on a consolidated basis with the interests of the members reflected as non-controlling interests. As of September 30, 2012, Lenders One had total assets of $2.1 million and liabilities of less than $0.1 million.

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

Fair Value of Financial Instruments

The fair value of financial instruments, which primarily include cash and cash equivalents, accounts receivable, net, restricted cash and accounts payable and accrued expenses at September 30, 2012 and December 31, 2011, are carried at amounts that approximate their fair value due to the short-term nature of these instruments.

NOTE 2 — TRANSACTIONS WITH RELATED PARTIES

Ocwen®

Ocwen is our largest customer.  Ocwen and its wholly owned subsidiary, Ocwen Mortgage Servicing Inc. (“OMS”) are contractually obligated to purchase certain mortgage services and technology services from us under service agreements.  On October 1, 2012, the Ocwen agreement was extended by three years through 2020.  Separately, we signed a similar agreement on October 1, 2012 with OMS effective through 2020.  Ocwen and OMS are not restricted from redeveloping these services. We settle amounts with Ocwen on a daily, weekly or monthly basis depending upon the nature of the services and when the service is completed.

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

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Mortgage Services	68%	71%	69%	73%
Technology Services	39%	38%	40%	38%
Financial Services	<1%	<1%	<1%	<1%
Consolidated revenue	60%	58%	60%	57%

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

Support Services

On August 10, 2012, Altisource entered into a five-year Support Services Agreement with OMS (the “Support Services Agreement”), setting forth certain services Altisource and OMS will provide to each other which are similar to the services Altisource and Ocwen provided to each other pursuant to a Transition Services Agreement.  These services include such areas as human resources, vendor management, corporate services, six sigma, quality assurance, quantitative analytics, treasury, accounting, risk management, legal, strategic planning and compliance. Payment for the services provided is based on the fully-allocated cost of providing the service based on an estimate of the time and expense of providing the service. For the nine months ended September 30, 2012 and 2011, we billed Ocwen and OMS $2.0 million and $1.7 million, respectively ($0.6 million and $0.8 million for the third quarters of 2012 and 2011, respectively), and Ocwen and OMS billed us $1.8 million and $1.4 million, respectively ($0.6 million and $0.5 million for the third quarters of 2012 and 2011, respectively) for services provided under the Support Services Agreement and the Transition Services agreement. These amounts are reflected as components of selling, general and administrative expenses in the condensed consolidated statements of operations.

Correspondent One™ and HLSS™

In July 2011, we acquired an equity interest in Correspondent One S.A. (“Correspondent One” - see Note 7). We provide Correspondent One certain finance, human resources, legal support, facilities, technology, vendor management and risk management services. For the nine months ended September 30, 2012 and 2011, we billed Correspondent One $0.2 million and $0.1 million, respectively, under this agreement ($0.1 million for each of the third quarters of 2012 and 2011).

We also provide certain origination related services to Correspondent One.  We earned revenue of $0.2 million for the nine months ended September 30, 2012 ($0.2 million for the third quarter of 2012) from the provision of these services.

Home Loan Servicing Solutions, Ltd. (“HLSS”) is a public company whose primary objective is the acquisition of mortgage servicing rights and advances. In connection with the February 2012 HLSS initial public offering, HLSS acquired mortgage servicing related assets from Ocwen. Our Chairman is also the Chairman of HLSS. We provide HLSS certain finance, human resources and legal support services. For the nine months ended September 30, 2012, we billed HLSS $0.4 million under this agreement ($0.2 million for the third quarter).

These amounts are reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	September 30,	December 31,
(in thousands)	2012	2011

Billed
Third parties	$21,949	$13,776
Ocwen	6,345	5,245
Correspondent One	165	123
HLSS	65	5
Other receivables	226	350
	28,750	19,499
Unbilled
Third parties	32,717	31,831
Ocwen	4,049	2,722
Correspondent One	135	—
	65,651	54,052
Allowance for doubtful accounts	(3,154)	(2,047)

Total	$62,497	$52,005

Unbilled fees consist primarily of asset management and default management services for which we recognize revenues over the service delivery period but bill following completion of the service.

NOTE 4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
(in thousands)	2012	2011

Maintenance agreements	$5,840	$1,903
Prepaid software license fees	970	1,445
Prepaid insurance	824	544
Prepaid facility costs	190	72
Other prepaid expenses	728	247
Cash held for clients	451	759
Other current assets	57	32

Total	$9,060	$5,002

NOTE 5 — PREMISES AND EQUIPMENT, NET

Premises and equipment, net which includes amounts recorded under capital leases, consists of the following:

	September 30,	December 31,
(in thousands)	2012	2011

Computer hardware and software	$62,125	$39,452
Office equipment and other	16,799	15,068
Furniture and fixtures	5,164	4,299
Leasehold improvements	10,570	7,014
	94,658	65,833
Less: Accumulated depreciation and amortization	(48,306)	(40,233)

Total	$46,352	$25,600

Depreciation and amortization expense, inclusive of capital lease obligations, amounted to $9.0 million and $6.2 million for the nine months ended September 30, 2012 and 2011, respectively ($3.8 million and $2.1 million for the third quarters of 2012 and 2011, respectively), and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations.

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

There were no changes in goodwill during the nine months ended September 30, 2012. The following is a summary of goodwill by segment:

	Mortgage	Financial	Technology
(in thousands)	Services	Services	Services	Total

Balance, September 30, 2012 and December 31, 2011	$10,919	$2,378	$1,618	$14,915

Intangible Assets, Net

Intangible assets, net consist of the following:

	Weighted
	average
	estimated	Gross carrying amount		Accumulated amortization			Net book value
(dollars in thousands)	useful life (years)	September 30, 2012	December 31, 2011	September 30, 2012		December 31, 2011	September 30, 2012	December 31, 2011

Definite-lived intangible assets
Trademarks	16	$10,614	$10,614	$(3,942)		$(3,353)	$6,672	$7,261
Customer lists	19	38,366	38,366	(17,203	)(a)	(13,010)	21,163	25,356
Operating agreement	20	35,000	35,000	(4,667)		(3,354)	30,333	31,646
Non-compete agreement	4	1,300	1,300	(875)		(613)	425	687

Total		$85,280	$85,280	$(26,687)		$(20,330)	$58,593	$64,950

(a)          Prior to our acquisition of Nationwide Credit, Inc. (“NCI®”) in 2007, NCI completed an acquisition which created tax-deductible goodwill that amortizes for tax purposes over time.  When we acquired NCI in 2007, we recorded a lesser amount of goodwill for financial reporting purposes than what had previously been recorded at NCI for tax purposes. This difference between the amount of goodwill recorded for financial reporting purposes and the amount recorded for taxes is referred to as “Component 2” goodwill and resulted in our recording periodic reductions first to our book goodwill balance in our consolidated financial statements. As our book goodwill balance was fully written off at December 31, 2010, we continue to amortize the remaining Component 2 goodwill for U.S. tax purposes by reducing certain intangible assets by the remaining tax benefits of the Component 2 goodwill as they are realized in our tax returns. The reduction in intangible assets was $2.5 million for each of the nine months ended September 30, 2012 and 2011, respectively. The balance of Component 2 goodwill remaining was $1.4 million as of September 30, 2012 which should generate $0.8 million of reductions of intangible assets when the benefit can be realized for U.S. tax purposes.

Amortization expense for definite lived intangible assets was $3.8 million and $4.0 million for the nine months ended September 30, 2012 and 2011, respectively ($1.2 million and $1.3 million for the third quarters of 2012 and 2011, respectively). Amortization expense is estimated to be $5.0 million for 2012, $4.8 million for 2013, $4.5 million for 2014, $4.4 million for 2015 and $4.3 million for 2016.

NOTE 7 — INVESTMENT IN EQUITY AFFILIATE

Correspondent One purchases closed conforming and government guaranteed residential mortgages from approved mortgage bankers.  Correspondent One provides members of Lenders One additional avenues to sell loans beyond Lenders One’s preferred investor arrangements and the members’ own network of loan buyers. We have significant influence over the general operations of Correspondent One consistent with our 49% ownership level and therefore account for our investment under the equity method. We have no funding commitments to Correspondent One as of September 30, 2012.

Our net loss on this investment using the equity method was $0.9 million and $0.4 million for the nine months ended    September 30, 2012 and 2011, respectively (net loss of $0.3 million and $0.4 million for the third quarters of 2012 and 2011, respectively).

NOTE 8 — OTHER ASSETS

Other assets consist of the following:

	September 30,	December 31,
(in thousands)	2012	2011

Security deposits	$7,039	$7,615
Unbilled fees	1,540	1,773
Restricted cash	158	158
Other	40	40

Total	$8,777	$9,586

NOTE 9 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
(in thousands)	2012	2011

Accounts payable	$8,605	$2,974
Accrued expenses - general	20,311	18,485
Accrued salaries and benefits	17,428	14,575
Income taxes payable, net	12,418	6,419
Payable to Ocwen	2,502	2,414

Total	$61,264	$44,867

Other current liabilities consist of the following:

	September 30,	December 31,
(in thousands)	2012	2011

Deferred revenue	$1,962	$4,581
Facility closure cost accrual, current portion	136	131
Collections due to clients	451	768
Overdrafts	4,127	3,501
Other	3,130	958

Total	$9,806	$9,939

Facility Closure Costs

During 2009, we accrued facility closure costs (included in other current and other non-current liabilities in the condensed consolidated balance sheet) primarily consisting of lease exit costs (expected to be paid through 2014) and severance related to the closure of two facilities. The following table summarizes the activity, all recorded in our Financial Services segment, for the nine months ended September 30, 2012:

(in thousands)	Lease Costs

Balance, December 31, 2011	$455
Payments	255
Balance, September 30, 2012	200
Less: Long-term portion	64

Facility closure cost accrual, current portion	$136

We do not expect significant additional costs related to the closure of these facilities.

NOTE 10 — SHARE-BASED COMPENSATION

We issue share-based awards in the form of stock options for certain employees and officers. We recorded share-based compensation expense of $2.0 million and $2.1 million for the nine months ended September 30, 2012 and 2011, respectively ($1.1 million and $0.7 million for the third quarters of 2012 and 2011, respectively). The amount in 2012 includes the reversal of $0.8 million of share-based compensation expense in the first quarter related to the departure of an Executive Officer in March 2012.

Outstanding share-based compensation currently consists only of stock option grants that are a combination of service-based and market-based options.

Service-based Options. These options are granted at fair value on the date of grant. The options generally vest over four years with equal annual cliff-vesting and expire on the earlier of 10 years after the date of grant or following termination of service. A total of 0.9 million service-based awards were outstanding at September 30, 2012.

Market-based Options. These option grants have two components each of which vest only upon the achievement of certain criteria. The first component, which we refer to internally as “ordinary performance” grants, consists of two-thirds of the market-based grant and begins to vest if the stock price realizes a compounded annual gain of at least 20% over the exercise price, so long as the stock price is at least double the exercise price. The remaining third of the market-based options, which we refer to internally as “extraordinary performance” grants, begins to vest if the stock price realizes a compounded annual gain of at least 25% over the exercise price, so long as it is at least triple the exercise price. The vesting schedule for all market-based awards is 25% upon achievement of the criteria and the remaining 75% in three equal annual installments. A total of 2.2 million market-based awards were outstanding at September 30, 2012.

The Company granted 0.3 million stock options (at a weighted average exercise price of $69.48 per share) and 0.2 million stock options (at a weighted average exercise price of $33.15 per share) during the nine months ended September 30, 2012 and 2011, respectively.

The fair value of the service-based options was determined using the Black-Scholes option pricing model while a lattice (binomial) model was used to determine the fair value of the market-based options using the following assumptions as of the grant date:

	Nine months ended September 30, 2012		Nine months ended September 30, 2011
	Black-Scholes	Binominal	Black-Scholes	Binominal

Risk-free interest rate	0.87% — 1.17%	0.08% — 2.04%	1.69% — 1.93%	0.04% — 3.03%
Expected stock price volatility	34.22% — 34.65%	34.20% — 34.60%	48.00%	55.70 — 55.80%
Expected dividend yield	—	—	—	—
Expected option life (in years)	6.25	—	6.25	—
Contractual life (in years)	—	14	—	14
Fair value	$19.25 — $29.80	$9.98 — $22.76	$16.33 — $17.85	$16.91 — $20.39

The following table summarizes the weighted-average fair value of stock options granted and the total intrinsic value of stock options exercised:

	Nine months ended September 30,
(in thousands, except per share amounts)	2012	2011
Weighted-average fair value at grant date per share	$20.77	$17.66
Intrinsic value of options exercised	11,535	4,193
Fair value of options vested	1,491	2,240

Share-based compensation expense is recorded net of estimated forfeiture rates ranging from 1% to 10%.

As of September 30, 2012, estimated unrecognized compensation costs related to share-based payments amounted to $5.5 million which we expect to recognize over a weighted-average remaining requisite service period of approximately 3.0 years.

The following table summarizes the activity of our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2011	3,243,958	$14.19	6.7	$116,755
Granted	278,500	69.48
Exercised	(221,615)	13.00
Forfeited	(179,095)	28.35
Outstanding at September 30, 2012	3,121,748	18.28	6.3	$212,188

Exercisable at September 30, 2012	1,936,789	$11.28	5.6	$145,205

Stock Repurchase Authorization

In May 2012, our shareholders approved a new stock repurchase program, which replaces the previous stock repurchase program. Under the new plan, we are authorized to purchase up to 3.5 million shares of our common stock in the open market in addition to amounts previously purchased under the prior plan. From authorization of the prior plan in May 2010 through September 30, 2012, we have purchased approximately 2.5 million shares of our common stock in the open market at an average price of $37.49 per share. During the nine months ended September 30, 2012, we purchased 0.3 million shares of common stock at an average price of $63.25 per share. Since no common stock was repurchased during the second and third quarters of 2012, 3.5 million shares of common stock remain available for repurchase under the plan.

NOTE 11 — COST OF REVENUE

Cost of revenue principally includes payroll and employee benefits associated with personnel employed in customer service and operations roles, fees paid to external providers related to provision of services, reimbursable expenses, technology and telephony expenses as well as depreciation and amortization of operating assets. The components of cost of revenue were as follows for the three and nine months ended September 30, 2012 and 2011:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011

Compensation and benefits	$28,840	$22,497	$84,314	$59,296
Outside fees and services	31,084	21,528	91,494	57,221
Reimbursable expenses	24,326	21,834	77,846	56,934
Technology and communications	6,900	5,904	17,890	13,439
Depreciation and amortization	3,137	1,576	7,241	4,495

Total	$94,287	$73,339	$278,785	$191,385

NOTE 12 — SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include payroll for personnel employed in executive, finance, legal, human resources, vendor management, risk and six sigma roles. This category also includes occupancy costs, professional fees and depreciation and amortization on non-operating assets. The components of selling, general and administrative expenses were as follows for the three and nine months ended September 30, 2012 and 2011:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011

Compensation and benefits	$5,212	$5,530	$15,995	$17,275
Professional services	2,089	1,479	5,550	4,636
Occupancy related costs	6,641	4,449	19,308	12,008
Amortization of intangible assets	1,201	1,339	3,833	3,952
Depreciation and amortization	701	483	1,797	1,679
Other	2,608	2,049	8,002	5,937

Total	$18,452	$15,329	$54,485	$45,487

NOTE 13 — OTHER (EXPENSE) INCOME, NET

Other (expense) income, net consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011

Equity loss in affiliate	$(293)	$(355)	$(872)	$(355)
Interest expense	(10)	(20)	(39)	(67)
Interest income	49	5	75	27
Change in fair value of put option	—	70	—	652
Other, net	(13)	(20)	(103)	37

Total	$(267)	$(320)	$(939)	$294

Equity in loss of affiliate represents our proportional share of the losses in Correspondent One (see Note 7).

NOTE 14 — EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities.

Basic and diluted EPS for the three and nine months ended September 30, 2012 and 2011 are calculated as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands except per share data)	2012	2011	2012	2011
Net income attributable to Altisource	$27,024	$17,171	$80,334	$45,381

Weighted-average common shares outstanding, basic	23,338	24,341	23,347	24,602
Dilutive effect of stock options	1,678	1,148	1,548	1,118

Weighted-average common shares outstanding, diluted	25,016	25,489	24,895	25,720

Earnings per share
Basic	$1.16	$0.71	$3.44	$1.84
Diluted	$1.08	$0.67	$3.23	$1.76

For each of the three and nine months ended September 30, 2012 and September 30, 2011, an immaterial amount of options that were anti-dilutive have been excluded from the computation of diluted EPS. These options were anti-dilutive because their exercise price was greater than the average market price of our common stock. Also excluded from the computation of diluted EPS for the nine months ended September 30, 2012 and 2011 are 0.3 million and 0.7 million options, respectively (0.2 million and 0.7 million for the three months ended September 30, 2012 and 2011, respectively), granted for shares that are issuable upon the achievement of certain market and performance criteria related to our common stock price and an annualized rate of return to investors that have not been met at this point.

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

Escrow Balances

We hold customers’ assets in escrow at various financial institutions pending completion of certain real estate activities. These amounts are held in escrow for limited periods of time, generally consisting of a few days and are not included in the condensed consolidated balance sheets. Amounts held in escrow were $24.7 million and $17.7 million as of September 30, 2012 and December 31, 2011 respectively.

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

Financial information for our segments is as follows:

	Three months ended September 30, 2012
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$115,882	$15,394	$19,076	$(6,364)	$143,988
Cost of revenue	72,774	11,784	15,418	(5,689)	94,287
Gross profit	43,108	3,610	3,658	(675)	49,701
Selling, general and administrative expenses	6,155	3,116	1,851	7,330	18,452
Income from operations	36,953	494	1,807	(8,005)	31,249
Other (expense) income, net	(290)	(6)	(5)	34	(267)
Income before income taxes and non-controlling interests	$36,663	$488	$1,802	$(7,971)	$30,982

	Nine months ended September 30, 2012
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$341,446	$49,649	$53,984	$(17,820)	$427,259
Cost of revenue	218,969	35,780	40,098	(16,062)	278,785
Gross profit	122,477	13,869	13,886	(1,758)	148,474
Selling, general and administrative expenses	17,458	10,550	5,519	20,958	54,485
Income from operations	105,019	3,319	8,367	(22,716)	93,989
Other expense, net	(857)	(22)	(22)	(38)	(939)
Income before income taxes and non-controlling interests	$104,162	$3,297	$8,345	$(22,754)	$93,050

	Three months ended September 30, 2011
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$82,170	$17,303	$14,827	$(4,507)	$109,793
Cost of revenue	55,106	12,676	9,700	(4,143)	73,339
Gross profit	27,064	4,627	5,127	(364)	36,454
Selling, general and administrative expenses	4,227	4,268	756	6,078	15,329
Income from operations	22,837	359	4,371	(6,442)	21,125
Other expense, net	(283)	(9)	(12)	(16)	(320)
Income before income taxes and non-controlling interests	$22,554	$350	$4,359	$(6,458)	$20,805

	Nine months ended September 30, 2011
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$207,384	$54,779	$41,115	$(11,547)	$291,731
Cost of revenue	135,670	39,738	26,479	(10,502)	191,385
Gross profit	71,714	15,041	14,636	(1,045)	100,346
Selling, general and administrative expenses	11,663	12,230	3,489	18,105	45,487
Income from operations	60,051	2,811	11,147	(19,150)	54,859
Other (expense) income, net	340	(27)	(39)	20	294
Income before income taxes and non-controlling interests	$60,391	$2,784	$11,108	$(19,130)	$55,153

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

Consolidated Results of Operations. This section, beginning on page 24, provides an analysis of our consolidated results of operations for the three and nine months ended September 30, 2012 and 2011.

Segment Results of Operations. This section, beginning on page 26, provides an analysis of each business segment for the three and nine months ended September 30, 2012 and 2011. In addition, we discuss significant transactions, events and trends that may affect the comparability of the results being analyzed.

Liquidity and Capital Resources. This section, beginning on page 34, provides an analysis of our cash flows for the nine months ended September 30, 2012 and 2011. We also discuss restrictions on cash movements, future commitments and capital resources.

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

•                  technology failures;

•                  our business is dependent on the trend toward outsourcing; and

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

Asset management — Asset management services principally include property preservation, property inspection, real estate owned (“REO”) asset management, our consumer real estate portal and REO brokerage operations. We plan to provide leasing, rehabilitation and property management services for single-family rental properties after Altisource Residential acquires rental properties as described in our growth initiatives below.

Residential property valuation — Residential property valuation services principally include traditional appraisal products through our licensed appraisal management company and alternative valuation products primarily through our network of real estate professionals. We generally provide these services for loan servicers and mortgage bankers.

Closing and insurance services — Closing and insurance services principally include an array of title search, closing and title agency services including document preparation, pre-foreclosure and REO title searches, escrow and title insurance, and other insurance related services applicable to residential loan servicers. We also began to provide closing and title agency services on newly originated loans.

Default management services — Default management services principally provides foreclosure trustee services for loan servicers and non-legal processing and related services for and under the supervision of foreclosure, bankruptcy and eviction attorneys.

Origination management services - Origination management services principally includes MPA’s operations and our contract underwriting and quality control business. MPA serves as the manager of Lenders One, a national alliance of independent mortgage bankers that provides its members with education and training along with revenue enhancing, cost reducing and market share expanding opportunities. We provide other origination related services in the residential property valuation business. In addition, some of the origination related reseller businesses, including the flood certification business, are included in the Technology Services REALSuite business.

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

Stock repurchase plan

In May 2012, our shareholders approved a new stock repurchase program, which replaces the previous stock repurchase program. Under the new plan, we are authorized to purchase up to 3.5 million shares of our common stock in the open market in addition to amounts previously purchased under the prior plan. From authorization of the prior plan in May 2010 through September 30, 2012, we have purchased approximately 2.5 million shares of our common stock in the open market at an average price of $37.49 per share. During the nine months ended September 30, 2012, we purchased 0.3 million shares of common stock at an average price of $63.25 per share. Since no common stock was repurchased during the second and third quarters of 2012, 3.5 million shares of common stock remain available for repurchase under the plan. The distribution of Altisource Residential and Altisource Asset Management to our shareholders restricts our ability to repurchase shares for a period of time as Luxembourg law limits share repurchases to approximately the balance of Altisource Portfolio Solutions S.A.’s retained earnings less treasury shares.

Growth initiatives

We believe that Ocwen provides significant growth opportunities for Altisource.  On October 3, 2012, Ocwen announced its agreement to acquire Homeward Residential Holdings Inc. (“Homeward Residential”) from WL Ross & Co. LLC.  We believe the acquisition will bring growth to Ocwen and Altisource, increasing the number of loans serviced by Ocwen by over 50%.  Additionally, we believe the acquisition will expand Ocwen’s origination capacity providing a sustainable source of future growth for Ocwen and a new customer for our growing origination related services business.

On October 24, 2012, Ocwen and Walter Investment Management Corp. announced they were jointly awarded the highest and best bid in the auction of Residential Capital LLC’s loan servicing portfolio.  The transaction is subject to the completion of definitive acquisition documents and the approval of the bankruptcy court.

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

Residential asset businesses — We are in the process of establishing residential asset management related businesses to support the growing residential single-family rental market as we believe there is a significant opportunity to leverage and extend our existing infrastructure and competencies to this market.  The single-family residential rental market in the United States is a $3 trillion industry, accounting for 52% of all residential rental units in 2011. With the continued displacement of homeowners related to foreclosure and other economic circumstances, we believe the demand for single-family rentals will significantly increase.

Because of the different capital considerations and the operating metrics associated with owning and renting single-family homes, we believe the entity that owns the residential assets is best suited to operate separate and apart from Altisource. In this regard, we have created two companies that we intend to separate and distribute to our shareholders. The first, Altisource Residential will acquire residential related assets and, the second, Altisource Asset Management, will provide asset management and advisory services to Altisource Residential. Altisource will provide construction management, rental property management and leasing brokerage services to Altisource Residential, creating a long-term, stable revenue stream for Altisource. Further, to the extent Altisource Residential acquires non-performing loans, Altisource Residential intends to retain Ocwen to service the loans who, in turn, will retain us to provide default related and technology services.

For Altisource, entering the construction management, rental property management and leasing brokerage rental markets are complementary extensions of our existing service offerings, leveraging our significant economies of scale.  As a result, we believe our per unit operating costs will be substantially lower than others in the industry.  With our operating cost advantage, we believe that we can provide these services to Altisource Residential at a cost similar to an apartment unit managed by a multi-family REIT.

In the third quarter of 2012, we filed Form 10 registration statements to separate Altisource Residential and Altisource Asset Management from Altisource. We expect to complete the separation around the end of the year. At the same time, we continue to extend our internal residential asset management capabilities to the rehabilitation, leasing and management of single family homes. Altisource will be the exclusive service provider of these services to Altisource Residential. As Altisource Residential develops and grows its business, Altisource will establish an attractive, longer term revenue stream.

Mortgage origination related services — With an objective of long-term growth in the origination services market, we acquired the manager of the Lenders One mortgage cooperative in February 2010.  In 2011, the members of Lenders One originated approximately $107 billion of loans.  We estimate that in excess of $1.5 billion was spent on origination related services in connection with these loans.  The manager of the cooperative leverages the size of Lenders One, 241 members strong as of September 30, 2012, to obtain better execution on the sale of closed loans with third parties and to achieve lower costs on origination related services from third parties.

Leveraging our vendor network, technology, scale, global workforce and lower sales costs, we have begun offering origination related services directly to the members at a price we believe is below the current market.  Many of the services are in place and are similar to the services we provide in our default related business.

Our service revenue from origination related services grew to $10.1 million for the third quarter of 2012, an increase of 69% over the third quarter of 2011. We also sequentially grew our origination related services revenue by 23% over the second quarter of 2012. This is reflective of Lenders One membership growth, strong origination volume and an increasing number of the Lenders One members retaining Altisource to provide them with origination related services. When comparing the end of the third quarter of 2012 to the end of the second quarter of 2012, Lenders One membership increased from 232 to 241 and the number of signed agreements with the members increased from 108 to 128. During the third quarter of 2012, we also began a pilot of our initial bundle of origination related services with several of the Lenders One members. We hope to complete the pilot of our ordering and services delivery portal during the fourth quarter and roll-out our initial bundle of origination related services to the full complement of members beginning in 2013.

Consumer real estate portal — We are also continuing to fully develop our consumer real estate portal as we believe there are opportunities to benefit from a shifting consumer preference for on-line transacting.  The consumer real estate portal provides an automated, transparent and integrated on-line solution for buying and selling real estate and, eventually, related services.  Like the residential rental business, the market for this business is immense.  The 2012 forecast for home sales in the United States is approximately $780 billion.  These sales will generate over $40 billion in brokerage commissions annually.  Based on our observations, we believe the industry is beginning to see a shift in consumer behavior and attitudes toward on-line transacting for homes. For the nine months ended September 30, 2012, we sold more than 20,000 homes through our consumer real estate portal, and our revenue has grown to $40.3 million in the first nine months of 2012, compared to $22.3 million for the same period in 2011 (the consumer real estate portal is part of our asset management services business in our Mortgage Services segment).

In the third quarter of 2012, we launched the business under the new Hubzu TM brand (“Hubzu”), with a significantly enhanced user experience. The new Hubzu website provides easier navigation and improved overall experience for our customers with enhanced content, tools and resources to guide our customers through the process.  Hubzu also improves the auction and traditional sale process by providing more transparency on the buyers’ offers and detailed status updates and notifications.

With the launch of Hubzu, we have initiated two efforts to grow the business. First, we are beginning to have conversations with servicers and financial institutions to add them to our marketplace and further extend our leadership position in REO home sales.  We continue to believe our ability to accelerate the sales process at the right price will deliver significant value to these customers. In addition, we are in the final stages of preparing to open up Hubzu to individual listing agents and brokers. Over the past year, we have received interest from individual listing agents to utilize both our significant market reach and simple and transparent offer management system for their clients. We intend to leverage the launch of this new segment to lay the foundation for a broader entry into the non-distressed home sale market.

Financial Services segment — This segment includes our receivables management and customer care businesses. We believe the Financial Services segment has meaningful expansion opportunities but generates lower margins than we believe should be achieved.  Therefore, we continue to build the foundation for higher margins.  In 2012, we are simplifying the technology architecture, increasing automation and implementing borrower self-help programs. In the third quarter, we eliminated a legacy mainframe system, allowing us to leverage our dialogue engine and introduce borrower self help for all products while reducing costs. We expect our margin improvement initiatives to be complete by the end of the first half of 2013.

From a revenue perspective, we recently invested in a sales team and are developing a pipeline of new business. Looking to 2013, we intend to pursue growth from existing customers and deeper penetration of the industries we currently serve. In 2014, with our next generation technology in place, we plan to provide higher margin platform business process outsourcing solutions, similar to what is being used by Ocwen. These solutions include a suite of technologies, including dialogue engines and customized customer self-help programs, to improve performance and reduce variability in outcomes.

Factors affecting comparability

The following additional items may impact the comparability of our results:

•                  On average, Ocwen serviced 0.7 million loans for the nine months ended September 30, 2012 compared to 0.5 million loans for the nine months ended September 30, 2011.

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

•                  Throughout 2011, we repurchased 1.6 million shares of our common stock under our stock repurchase program, and during the nine months ended September 30, 2012, we purchased 0.3 million shares of our common stock under the program (none during the third quarter of 2012).

•                  In the first quarter of 2012, we increased our employee levels in anticipation of Ocwen boarding additional loans. Additional loans were boarded by Ocwen in April and June of 2012 (June was almost exclusively government-sponsored enterprise (“GSE”) loans).

CONSOLIDATED RESULTS OF OPERATIONS

Summary Consolidated Results

Following is a discussion of our consolidated results of operations for the periods indicated.

The following table sets forth information regarding our results of operations for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,			Nine months ended September 30,
			% Increase			% Increase
(dollars in thousands, except per share data)	2012	2011	/ (decrease)	2012	2011	/ (decrease)

Service revenue
Mortgage Services	$90,607	$58,915	54	$259,926	$147,768	76
Financial Services	15,283	16,934	(10)	49,100	53,067	(7)
Technology Services	19,076	14,827	29	53,984	41,115	31
Eliminations	(6,364)	(4,507)	(41)	(17,820)	(11,547)	(54)
	118,602	86,169	38	345,190	230,403	50
Reimbursable expenses	24,326	21,833	11	77,846	56,933	37
Non-controlling interests	1,060	1,791	(41)	4,223	4,395	(4)
Total revenue	143,988	109,793	31	427,259	291,731	46
Cost of revenue	94,287	73,339	29	278,785	191,385	46
Gross profit	49,701	36,454	36	148,474	100,346	48
Selling, general and administrative expenses	18,452	15,329	20	54,485	45,487	20
Income from operations	31,249	21,125	48	93,989	54,859	71
Other (expense) income, net	(267)	(320)	17	(939)	294	N/M
Income before income taxes and non-controlling interests	30,982	20,805	49	93,050	55,153	69
Income tax provision	(2,898)	(1,843)	(57)	(8,493)	(5,377)	(58)
Net income	28,084	18,962	48	84,557	49,776	70
Net income attributable to non-controlling interests	(1,060)	(1,791)	41	(4,223)	(4,395)	4
Net income attributable to Altisource	$27,024	$17,171	57	$80,334	$45,381	77

Margins:
Gross profit/service revenue	42%	42%		43%	44%
Income from operations/service revenue	26%	25%		27%	24%

Earnings per share:
Basic	$1.16	$0.71	63	$3.44	$1.84	87
Diluted	$1.08	$0.67	61	$3.23	$1.76	84

N/M — not meaningful.

Revenue

We recognized service revenue of $345.2 million for the nine months ended September 30, 2012, a 50% increase when compared to the nine months ended September 30, 2011 ($118.6 million for the third quarter of 2012, a 38% increase over the third quarter of 2011). The continued growth in service revenue in both periods is due to the increase in Ocwen’s residential loan portfolio, impacting Mortgage Services and Technology Services, coupled with our ongoing expansion of mortgage and real estate portfolio management services. Partially offsetting our service revenue growth in Mortgage Services and Technology Services was a decline in the Financial Services segment in both periods. This is primarily due to the shift of existing services to a lower cost geography with corresponding lower fees from our customers for these services and a modest decline in total placements as a result of lower credit card delinquencies.

The increase in revenue from reimbursable expenses in both periods is due primarily to the increase in our asset management business in our Mortgage Services segment.

Our revenues are seasonal. More specifically, Financial Services revenue tends to be higher in the first quarter and generally declines throughout the year. Mortgage Services revenue is impacted by REO sales which tend to be at their lowest level during the fall and winter months and highest during the spring and summer months.

Cost of Revenue and Gross Profit

Cost of revenue principally includes payroll and employee benefits associated with personnel employed in customer service and operations roles, fees paid to external providers related to the provision of services, reimbursable expenses, technology and telephony expenses as well as depreciation and amortization of operating assets.

We recognized cost of revenue of $278.8 million for the nine months ended September 30, 2012, a 46% increase when compared to the nine months ended September 30, 2011 ($94.3 million for the third quarter of 2012, a 29% increase over the third quarter of 2011).  Our gross margins can vary significantly from period to period. The most significant factors contributing to variability include seasonality, mix of services delivered, timing of investments in new services, hiring of staff in advance of new business and the timing of when loans are boarded by our customers. Gross profit margin as a percentage of service revenue decreased for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 from higher costs in our Technology Services segment as we continue to invest in the development of our next generation technology.

Selling, General and Administrative Expenses and Income from Operations

Selling, general and administrative expenses (“SG&A”) include payroll for personnel employed in executive, finance, legal, human resources, vendor management, risk and six sigma roles.  This category also includes occupancy costs, professional fees, depreciation and amortization on non-operating assets.

We recognized SG&A of $54.5 million for the nine months ended September 30, 2012, a 20% increase when compared to the nine months ended September 30, 2011 ($18.5 million for the third quarter of 2012, a 20% increase over the third quarter of 2011). On a consolidated basis, income from operations margins as a percentage of service revenue are improving as SG&A is growing at a slower pace than service revenue. Income from operations as a percentage of service revenue improved to 27% for the nine months ended September 30, 2012 from 24% for the nine months ended September 30, 2011 (26% for the third quarter of 2012 and 25% for the third quarter of 2011).

On an absolute basis, the increase in SG&A for the nine months ended September 30, 2012 was primarily due to a $7.3 million increase in occupancy related costs ($2.2 million increase in the third quarter of 2012 compared to the third quarter of 2011) primarily from the addition of new leased facilities and equipment to support our growth.  In addition, other SG&A for the nine months ended September 30, 2012 increased $2.1 million compared to nine months ended September 30, 2011 ($0.6 million increase in the third quarter of 2012 compared to the third quarter of 2011) from higher marketing costs related to the consumer real estate portal business and travel expenses primarily associated with the management of our global operations.  Partially offsetting the year-to-date increase was lower compensation expense of $1.0 million in the first half of 2012 primarily due to the reversal in the first quarter of share-based compensation and incentive compensation expense related to the departure of an Executive Officer in March 2012.

Income Tax Provision

The Company recognized an income tax provision of $8.5 million for the nine months ended September 30, 2012. The effective tax rate differs from the Luxembourg statutory tax rate of 28.8% primarily because of the effect of a favorable tax ruling in Luxembourg and the mix of income and losses in multiple taxing jurisdictions. Adjusting for the impact of net income attributable to non-controlling interests, the effective tax rate for the nine months ended September 30, 2012 of 9.6% compared to

10.6% for the nine months ended September 30, 2011. The lower effective tax rate in 2012 is due to higher relative taxable income in the current year in tax jurisdictions with a lower tax rate.

SEGMENT RESULTS OF OPERATIONS

The following section provides a discussion of pretax results of operations of our business segments for the three and nine months ended September 30, 2012 and 2011. Transactions between segments are accounted for as third-party arrangements for purposes of presenting Segment Results of Operations.  Intercompany transactions primarily consist of IT infrastructure services and charges for the use of certain REALSuite applications from our Technology Service segment to our other two segments. Generally, we reflect these charges within technology and communication in the segment receiving the services, except for consulting services, which we reflect in professional services.

Financial information for our segments is as follows:

	Three months ended September 30, 2012
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(dollars in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue
Service revenue	$90,607	$15,283	$19,076	$(6,364)	$118,602
Reimbursable expenses	24,215	111	—	—	24,326
Non-controlling interests	1,060	—	—	—	1,060
	115,882	15,394	19,076	(6,364)	143,988
Cost of revenue	72,774	11,784	15,418	(5,689)	94,287
Gross profit	43,108	3,610	3,658	(675)	49,701
Selling, general and administrative expenses	6,155	3,116	1,851	7,330	18,452
Income from operations	36,953	494	1,807	(8,005)	31,249
Other (expense) income, net	(290)	(6)	(5)	34	(267)
Income before income taxes
and non-controlling interests	$36,663	$488	$1,802	$(7,971)	$30,982

Margins:
Gross profit/service revenue	48%	24%	19%	N/M	42%
Income from operations/service revenue	41%	3%	9%	N/M	26%

Transactions with related parties:
Revenue	$78,970	$56	$7,532	$—	$86,558
Selling, general and administrative expenses	$—	$—	$—	$621	$621

N/M — not meaningful.

	Three months ended September 30, 2011
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(dollars in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue
Service revenue	$58,915	$16,934	$14,827	$(4,507)	$86,169
Reimbursable expenses	21,464	369	—	—	21,833
Non-controlling interests	1,791	—	—	—	1,791
	82,170	17,303	14,827	(4,507)	109,793
Cost of revenue	55,106	12,676	9,700	(4,143)	73,339
Gross profit	27,064	4,627	5,127	(364)	36,454
Selling, general and administrative expenses	4,227	4,268	756	6,078	15,329
Income from operations	22,837	359	4,371	(6,442)	21,125
Other expense, net	(283)	(9)	(12)	(16)	(320)
Income before income taxes and non-controlling interests	$22,554	$350	$4,359	$(6,458)	$20,805

Margins:
Gross profit/service revenue	46%	27%	35%	N/M	42%
Income from operations/service revenue	39%	2%	29%	N/M	25%

Transactions with related parties:
Revenue	$58,200	$66	$5,561	$—	$63,827
Selling, general and administrative expenses	$—	$—	$—	$506	$506

N/M — not meaningful.

	Nine months ended September 30, 2012
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(dollars in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue
Service revenue	$259,926	$49,100	$53,984	$(17,820)	$345,190
Reimbursable expenses	77,297	549	—	—	77,846
Non-controlling interests	4,223	—	—	—	4,223
	341,446	49,649	53,984	(17,820)	427,259
Cost of revenue	218,969	35,780	40,098	(16,062)	278,785
Gross profit	122,477	13,869	13,886	(1,758)	148,474
Selling, general and administrative expenses	17,458	10,550	5,519	20,958	54,485
Income from operations	105,019	3,319	8,367	(22,716)	93,989
Other expense, net	(857)	(22)	(22)	(38)	(939)
Income before income taxes and non-controlling interests	$104,162	$3,297	$8,345	$(22,754)	$93,050

Margins:
Gross profit/service revenue	47%	28%	26%	N/M	43%
Income from operations/service revenue	40%	7%	15%	N/M	27%

Transactions with Related Parties:
Revenue	$235,933	$174	$21,384	$—	$257,491
Selling, General and Administrative Expenses	$—	$—	$—	$1,801	$1,801

N/M — not meaningful.

	Nine months ended September 30, 2011
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(dollars in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue
Service revenue	$147,768	$53,067	$41,115	$(11,547)	$230,403
Reimbursable expenses	55,221	1,712	—	—	56,933
Non-controlling interests	4,395	—	—	—	4,395
	207,384	54,779	41,115	(11,547)	291,731
Cost of revenue	135,670	39,738	26,479	(10,502)	191,385
Gross profit	71,714	15,041	14,636	(1,045)	100,346
Selling, general and administrative expenses	11,663	12,230	3,489	18,105	45,487
Income from operations	60,051	2,811	11,147	(19,150)	54,859
Other income (expense), net	340	(27)	(39)	20	294
Income before income taxes and non-controlling interests	$60,391	$2,784	$11,108	$(19,130)	$55,153

Margins:
Gross profit/service revenue	49%	28%	36%	N/M	44%
Income from operations/service revenue	41%	5%	27%	N/M	24%

Transactions with Related Parties:
Revenue	$150,483	$213	$15,615	$—	$166,311
Selling, General and Administrative Expenses	$—	$—	$—	$1,352	$1,352

N/M — not meaningful.

Mortgage Services

Revenue

Revenue by service line was as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2012	2011	% Increase / (decrease)	2012	2011	% Increase / (decrease)

Service revenue:
Asset management services	$29,600	$18,281	62	$78,736	$45,122	74
Closing and insurance services	20,779	15,013	38	63,969	34,505	85
Residential property valuation	20,356	13,188	54	61,784	33,257	86
Default management services	12,489	7,673	63	35,763	21,811	64
Origination management services	7,383	4,760	55	19,674	13,073	50
Total service revenue	90,607	58,915	54	259,926	147,768	76

Reimbursable expenses:
Asset management services	23,459	20,643	14	75,319	52,288	44
Default management services	731	821	(11)	1,716	2,933	(41)
Closing and insurance services	25	—	N/M	262	—	N/M
Total reimbursable expenses	24,215	21,464	13	77,297	55,221	40

Non-controlling interests	1,060	1,791	(41)	4,223	4,395	(4)
Total revenue	$115,882	$82,170	41	$341,446	$207,384	65

Transactions with related parties:
Asset management services	$47,192	$38,924	21	$141,363	$97,410	45
Residential property valuation	18,408	12,158	51	56,666	31,358	81
Closing and insurance services	9,636	4,557	111	28,502	13,140	117
Default management services	3,734	2,561	46	9,402	8,575	10
Total	$78,970	$58,200	36	$235,933	$150,483	57

N/M — not meaningful.

Revenue growth in all of the business lines, except origination management services, reflects the increase in Ocwen’s servicing portfolio.  Additionally, a portion of the growth in closing and insurance services is from an increased capture rate of Ocwen’s referrals as we have continued to expand our footprint.  A portion of the growth in asset management services is from (1) a higher capture rate of REO sales through the time-limit bidding process, resulting in a higher percentage commission and (2) an increase in the average REO sales price.

The higher origination management services revenue is from higher overall originations volume, the growth of Lenders One and the incremental roll-out of new origination related services to the members.  For the nine months ended September 30, 2012, the Lenders One membership grew to 241 members, a net increase of 27 members.

Cost of Revenue and Gross Profit

Cost of revenue consists of the following for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,			Nine months ended September 30,
			% Increase			% Increase
(in thousands)	2012	2011	/ (decrease)	2012	2011	/ (decrease)

Compensation and benefits	$13,752	$10,965	25	$40,585	$26,132	55
Outside fees and services	29,434	19,426	52	85,985	46,951	83
Reimbursable expenses	24,215	21,464	13	77,297	55,221	40
Technology and communications	4,997	3,092	62	14,162	6,983	103
Depreciation and amortization	376	159	136	940	383	145

Cost of revenue	$72,774	$55,106	32	$218,969	$135,670	61

Cost of revenue increased in the third quarter and first nine months of 2012 due to investments in personnel and vendor costs to support the increase in Ocwen’s residential loan servicing portfolio, costs incurred in connection with the April and June 2012 boarding of loans by Ocwen as well as the development of new origination related services.

Gross profit as a percentage of service revenue declined from 49% for the nine months ended September 30, 2011 to 47% for the nine months ended September 30, 2012 (an increase from 46% in the third quarter of 2011 to 48% in the third quarter of 2012). The most significant factors impacting gross profit as a percent of service revenue were the mix of services provided; increased costs in the first quarter from higher employee levels in anticipation of loan boardings; use of outside providers to support the growth in residential property valuation services and a higher level of technology expenses to support our continued growth.  Although we have been able to generally maintain our margins in a period of accelerated growth, over time we will seek to reduce employee and vendor costs as a percent of service revenue principally through deployment of our next generation vendor, process and payment management technologies which began in the second half of 2012 and will continue through 2013.

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

Selling, General and Administrative Expenses and Income from Operations

SG&A increased on an absolute basis in the third quarter and first nine months of 2012 principally due to segment growth which required an increase in leased facilities and related occupancy costs.  Also contributing to the increase in both periods was higher marketing costs related to the consumer real estate portal business, travel expenses primarily associated with the management of our global operations and higher bad debt expense in line with our higher levels of revenue. SG&A as a percentage of service revenue, however, declined from 8% for the nine months ended September 30, 2011 to 7% for the nine months ended September 30, 2012 as service revenue increased at a faster pace.  Income from operations as a percentage of service revenue, however, declined from 41% for the nine months ended September 30, 2011 to 40% for the nine months ended September 30, 2012 (an increase from 39% in the third quarter of 2011 to 41% in the third quarter of 2012) due to the lower gross profit margins in 2012, partially offset by the stabilization of SG&A on higher service revenue.

Financial Services

Revenue

Revenue by service line was as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2012	2011	% Increase / (decrease)	2012	2011	% Increase / (decrease)

Service revenue:
Asset recovery management	$6,705	$8,778	(24)	$23,330	$29,220	(20)
Customer relationship management	8,578	8,156	5	25,770	23,847	8
Total service revenue	15,283	16,934	(10)	49,100	53,067	(7)

Reimbursable expenses:
Asset recovery management	111	369	(70)	549	1,712	(68)
Total reimbursable expenses	111	369	(70)	549	1,712	(68)

Total revenue	$15,394	$17,303	(11)	$49,649	$54,779	(9)

Transactions with related parties included above:
Asset recovery management	$56	$66	(15)	$174	$213	(18)

Financial Services revenue declined in the third quarter and first nine months of 2012 due to a decline in revenue from asset recovery management services. The decline was primarily due to the shift of existing services for one of the segment’s largest customers to a lower cost geography with corresponding lower fees from our customers for these services and a modest decline in total placements as a result of lower credit card delinquencies. Partially offsetting this decline, we experienced growth in customer relationship management for the third quarter and first nine months of 2012. Our global delivery platform consists of highly trained specialists in various geographic regions.  The use of specialists in certain countries may result in lower commission rates paid by clients but results in higher margins principally due to the lower employee cost structure.

Financial Services revenue tends to be higher in the first quarter as borrowers utilize tax refunds to pay debts.

Cost of Revenue and Gross Profit

Cost of revenue consists of the following for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2012	2011	% Increase / (decrease)	2012	2011	% Increase / (decrease)

Compensation and benefits	$8,261	$8,235	0	$24,639	$22,069	12
Outside fees and services	1,262	1,872	(33)	4,511	9,785	(54)
Reimbursable expenses	111	369	(70)	549	1,712	(68)
Technology and communications	1,926	2,195	(12)	5,654	6,167	(8)
Depreciation and amortization	224	5	N/M	427	5	N/M

Cost of revenue	$11,784	$12,676	(7)	$35,780	$39,738	(10)

N/M — not meaningful.

In July 2011, we purchased the assembled workforce of a sub-contractor in India that performs asset recovery services. For periods prior to the acquisition, the costs paid to the sub-contractor were included in outside fees and services ($4.2 million for the nine months ended September 30, 2011 and none for the third quarter of 2011).  Since the acquisition, these costs have been recorded according to the nature of the expenses and included in compensation and benefits and technology and communications expenses (included in cost of revenue above) or occupancy related costs and other (included in SG&A below).

Gross profit as a percentage of service revenue remained consistent at 28% for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Gross profit as a percentage of service revenue decreased in the third quarter of 2012 compared to the third quarter of 2011 due to lower revenue in the asset recovery business from a decline in total placements as a result of lower credit card delinquencies without a corresponding reduction in costs. To capture a greater share of a contracting market and improve our margins, management is focused on simplifying the technology architecture, improving our borrower communication and implementing borrower self-help programs.

Selling, General and Administrative Expenses and Income from Operations

SG&A decreased in the third quarter and first nine months of 2012 principally from lower compensation costs as a result of shifting work in our global delivery platform as discussed in the revenue section above and as a result of decreased depreciation and amortization (related to assets no longer utilized by this segment).

Income from operations as a percentage of service revenue for the three and nine months ended September 30, 2012 increased from the comparable 2011 periods due to these decreases in SG&A.

Technology Services

Revenue

Revenue by service line was as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2012	2011	% Increase / (decrease)	2012	2011	% Increase / (decrease)

Revenue:
REALSuite	$10,423	$8,964	16	$29,941	$25,395	18
IT infrastructure services	8,653	5,863	48	24,043	15,720	53
Total revenue	$19,076	$14,827	29	$53,984	$41,115	31

Transactions with related parties included above:
REALSuite	4,314	3,493	24	12,333	9,506	30
IT infrastructure services	3,218	2,068	56	9,051	6,109	48
Total	$7,532	$5,561	35	$21,384	$15,615	37

The increase in REALSuite revenue in the third quarter and first nine months of 2012 is primarily attributable to the growth in Ocwen’s residential loan servicing portfolio and an increase in flood certification services to Lenders One members.  We began offering flood certification services in early 2011. To a lesser degree, we experienced growth in REALTrans and REALRemit revenue as we supported our growing Mortgage Services segment.

The increase in IT infrastructure services revenue in the third quarter and first nine months of 2012 is due to growth in operations for both us and Ocwen.  Information Technology infrastructure services are billed on a cost plus basis.  As such, the increase in cost to support headcount growth in both companies resulted in a corresponding increase in revenue in the Technology Services segment.

The services provided to our other segments are eliminated in consolidation but are included as revenue in Technology Services and as a component of technology and communications expense in our other segments for segment presentation purposes.

Cost of Revenue and Gross Profit

Cost of revenue consists of the following for the nine months ended September 30, 2012 and 2011:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2012	2011	% Increase / (decrease)	2012	2011	% Increase / (decrease)

Compensation and benefits	$6,828	$3,947	73	$19,090	$11,096	72
Outside fees and services	479	228	110	1,197	484	147
Technology and communications	5,574	4,112	36	13,937	10,791	29
Depreciation and amortization	2,537	1,413	80	5,874	4,108	43

Cost of revenue	$15,418	$9,700	59	$40,098	$26,479	51

Cost of revenue increased in the third quarter and first nine months of 2012 due to the hiring of more expensive personnel to support the development of our next generation REALSuite software and increased technology and communications costs from the addition of new facilities and the expansion of bandwidth at existing facilities.  We expect cost of revenue in the Technology Services segment to increase as we continue to invest in personnel to support our development initiatives.

Outside fees and services increased in the third quarter and first nine months of 2012 associated with the increase in flood certification services provided as described in the revenue section above.

Gross profit margin declined in both periods presented as we experienced faster growth in lower margin IT infrastructure services and margins declined in our higher margin technology services as we continue to invest in the development of our next generation technology.

Selling, General and Administrative Expenses and Income from Operations

SG&A increased in the third quarter and first nine months of 2012 primarily due to an increase in occupancy costs. These fluctuations, along with the decline in the gross profit margin, resulted in a decrease in income from operations as a percentage of service revenue from 27% for the nine months ended September 30, 2011 to 15% for the nine months ended September 30, 2012 (29% in the third quarter of 2011 compared to 9% in 2012).

Corporate Items and Eliminations

Our Corporate segment includes costs related to corporate support functions such as finance, legal, human resources, compliance, risk and quality assurance.

Corporate costs increased in both periods in 2012 as compared to the same periods in 2011.  The increase was primarily due to increased lease costs related to the build out of new facilities to support our growth.  We reflect initial lease costs in our corporate segment until the facilities reach a certain level of occupancy by the business operations, at which time the cost is reflected in the respective business unit’s financial statements. Partially offsetting the year-to-date increase in 2012 was the reversal in the first quarter of share-based compensation and incentive compensation expense related to the departure of an Executive Officer in March 2012.

The amount of intercompany revenue eliminated upon consolidation increased in the third quarter and first nine months of 2012 due to growth in our operations year over year.  These intercompany transactions primarily consisted of Information Technology infrastructure services as well as charges for the use of certain REALSuite applications from our Technology Service segment to our other two segments.  While the expenses are recognized in the Mortgage Services and Financial Services segments above, the elimination of these expenses are reflected in Corporate Items and Eliminations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We seek to deploy excess cash generated in a disciplined manner.  Principally, we will continue to reinvest excess cash in developing complementary services that we believe will generate attractive margins in line with our core capabilities.  In addition, we may seek to acquire complementary companies that fit our strategic objectives.  Finally, given the tax inefficiency of dividends and the low returns earned on cash held, we believe one of the best ways to return value to shareholders is a stock repurchase program to reduce the number of outstanding shares and to mitigate potential future dilution from the exercise of share based awards.  We execute on our buyback plan when we believe the market price provides a good return on investment. Beginning in the second quarter of 2012, we temporarily halted our share buyback program in anticipation of the $100 million of capital we intend to invest in the residential asset business in the fourth quarter of 2012.

In May 2012, our shareholders approved a new stock repurchase program, which replaces the previous stock repurchase program. Under the new plan, we are authorized to purchase up to 3.5 million shares of our common stock in the open market in addition to amounts previously purchased under the prior plan. From authorization of the prior plan in May 2010 through September 30, 2012, we have purchased approximately 2.5 million shares of our common stock in the open market at an average price of $37.49 per share. During the nine months ended September 30, 2012, we purchased 0.3 million shares of common stock at an average price of $63.25 per share. Since no common stock was repurchased during the second and third quarters of 2012, 3.5 million shares of common stock remain available for repurchase under the plan.

Cash Flows

The following table presents our cash flows for the nine months ended September 30:

	Nine months ended September 30,
(dollars in thousands)	2012	2011	% Increase / (decrease)

Net income adjusted for non-cash items	$101,909	$63,333	61
Working capital	(4,772)	5,418	(188)
Cash flow from operating activities	97,137	68,751	41
Cash flow from investing activities	(24,199)	(28,983)	17
Cash flow from financing activities	(20,634)	(40,652)	49
Net change in cash	52,304	(884)	N/M
Cash and cash equivalents at beginning of period	32,125	22,134	45
Cash and cash equivalents at end of period	$84,429	$21,250	N/M

N/M — not meaningful.

Cash Flows from Operating Activities

Cash flows from operating activities are generally the cash effects of transactions and events that enter into the determination of net income. In 2012, we generated $97.1 million of positive cash flows from operations, or approximately $0.28 per every dollar of service revenue compared to $68.8 million of positive cash flows from operations or approximately $0.30 per every dollar of service revenue in 2011. The increase in cash flows from operating activities is primarily due to the increase in net income. The reduction in cash flows from operations per service revenue dollar when compared to 2011 is primarily from growth in working capital, not yet converted to cash.

In periods of growth, operating cash flows per service revenue dollar can be negatively impacted because of the nature of some of our services. Certain services are performed immediately following or shortly after the referral, but the collection of the receivable does not occur until a specific event occurs (i.e., the foreclosure is complete, the REO asset is sold, etc.). As we continue to grow, our receivables will also grow, and our cash flows from operations may be negatively impacted when comparing one interim period to another.

Cash Flows from Investing Activities

Cash flows from investing activities in 2012 reflect capital expenditures related to disaster recovery and capital expenditures to support our growth. We estimate our capital expenditures for the full year 2012 to be approximately $30 to $35 million. Of this amount, approximately $13 million is for the new disaster recovery center.

Cash Flows from Financing Activities

Cash flows from financing activities in the nine months ended September 30, 2012 and 2011 primarily include activity associated with stock option exercises, share repurchases and payments to non-controlling interests. We used less cash for financing activities in 2012 as we temporarily halted our share buyback program after the first quarter of 2012 (we spent $16.8 million and $35.5 million to repurchase our common stock in the first nine months of 2012 and 2011, respectively).  Partially offsetting this use of cash was an increase in proceeds from stock option exercises in 2012 over 2011.

Liquidity Requirements after September 30, 2012

We began limiting our repurchase of outstanding shares in the first quarter and did not repurchase any shares during the second and third quarters of 2012 in anticipation of cash needed to execute on our growth plans (see “Growth Initiatives” in the overview section of this MD&A). Assuming management concludes share repurchases remain an effective deployment of our capital, we expect to resume repurchases in 2013. We believe we have adequate access to both debt and equity capital markets to finance our capital needs.

We intend to borrow approximately $200 million in the fourth quarter of 2012 to support Altisource’s growth opportunities and for general corporate purposes.  One of these opportunities is the residential asset business and related management company.  We expect to capitalize these businesses with $105 million and dividend our ownership in these businesses to our shareholders.  We believe this investment not only benefits our shareholders through their ownership in these new businesses, but also provides a long tailed revenue stream for Altisource as a service provider to the residential asset business. We also plan to use the debt to invest in the services businesses associated with Ocwen’s acquisition of servicing rights and platforms.  As Ocwen’s competitors have developed fee based businesses similar to Altisource, we believe our investment in the services businesses will support Ocwen’s ability to competitively address the market while also providing significant new revenue opportunities with attractive returns for Altisource.  Going forward, we intend to use a portion of our excess cash flow to repay the debt.  Notwithstanding our current intention to incur debt, separate the residential asset businesses or invest in service businesses, there can be no assurance that we will be able to complete these transactions on terms acceptable to the Company.

During the fourth quarter of 2012, we expect to distribute $1.1 million to the Lenders One members representing non-controlling interests.

Contractual Obligation, Commitments and Contingencies

For the nine months ended September 30, 2012, there were no significant changes to our contractual obligations from those identified in our Form 10-K for the fiscal year ended December 31, 2011, other than those which occur in the normal course of business (primarily the addition of operating leases due to our growth). See also Note 15 to the condensed consolidated financial statements.

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

Our critical accounting policies are described in the MD&A section in our Form 10-K for the year ended December 31, 2011.  Such policies have not changed during the nine months ended September 30, 2012.

OTHER MATTERS

Related Parties

Ocwen

For the nine months ended September 30, 2012, we generated $235.9 million of Mortgage Services ($79.0 million for the third quarter of 2012), $0.2 million of Financial Services ($0.1 million for the third quarter of 2012) and $21.4 million of Technology Services ($7.5 million for the third quarter of 2012) segment revenue from Ocwen. Services provided to Ocwen during such periods included residential property valuation, real estate asset management and sales, trustee management services, property inspection and preservation, closing and insurance services, charge-off second mortgage collections, core technology back office support and multiple business technologies including our REALSuite of products. We provided all services at rates we believe to be comparable to market rates.

For the nine months ended September 30, 2012 and 2011, we billed Ocwen and OMS $2.0 million and $1.7 million, respectively ($0.6 million and $0.8 million for the third quarters of 2012 and 2011, respectively), and Ocwen and OMS billed us $1.8 million and $1.4 million, respectively ($0.6 million and $0.5 million for the third quarters of 2012 and 2011, respectively) for services provided under the agreements described in Note 2 to the condensed consolidated financial statements. These amounts are reflected as components of selling, general and administrative expenses in the condensed consolidated statements of operations.

Correspondent One and HLSS

For the nine months ended September 30, 2012 and 2011, we billed Correspondent One $0.2 million and $0.1 million, respectively ($0.1 million in each of the third quarters of 2012 and 2011) under a services agreement.

For the nine months ended September 30, 2012, we billed HLSSTM $0.4 million ($0.2 million in the third quarter of 2012) under a services agreement (no comparative amounts in 2011).

These amounts are reflected as a component of SG&A in the condensed consolidated statements of operations.

We also provide certain origination related services to Correspondent One.  We earned revenue of $0.2 million for the nine months ended September 30, 2012 ($0.2 million for the third quarter of 2012) from the provision of these services.

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

b)            Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.          Exhibits.

10.1

Support Services Agreement, dated as of August 10, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 16, 2012)

10.2

First Amendment to the Employment Contract dated as of August 15, 2012 between Altisource Solutions S.à r.l. and William B. Shepro (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 20, 2012)

10.3

First Amendment to the Employment Contract dated as of August 15, 2012 between Altisource Solutions S.à r.l. and Kevin J. Wilcox (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 20, 2012)

10.4

Services Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 1, 2012)

10.5

Technology Products Services Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 1, 2012)

10.6

Data Center and Disaster Recovery Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on October 1, 2012)

10.7

Intellectual Property Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on October 1, 2012)

10.8

First Amendment to Support Services Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on October 1, 2012)

10.9

First Amendment to Services Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on October 1, 2012)

10.10

First Amendment to Technology Products and Services Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on October 1, 2012)

10.11

First Amendment to Data Center and Disaster Recovery Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on October 1, 2012)

10.12

First Amendment to Intellectual Property Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on October 1, 2012)

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

101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011; (iii) Condensed Consolidated Statements of Equity for the nine months ended September 30, 2012 and 2011; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (iv) Notes to Condensed Consolidated Financial Statements (As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Act of 1934)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

(Registrant)

Date: October 25, 2012	By:	/s/ Michelle D. Esterman
Michelle D. Esterman
Chief Financial Officer
(On behalf of the Registrant and as its principal financial officer)