Form 10-K
period 2012-12-31
Altisource Portfolio Solutions S.A.
filed 2013-02-13
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2012 was $1,269,084,321 based on the closing share price as quoted on the NASDAQ Global Market on that day and the assumption that all directors and executive officers of the Company, and their families, are affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of January 31, 2013, there were 23,426,763 outstanding shares of the Registrant’s shares of beneficial interest (excluding 1,985,985 shares held as treasury stock).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Commission pursuant to Regulation 14A in connection with the registrant’s Annual Meeting of Stockholders to be held on May 15, 2013 are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2012.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may relate to, among other things, future events or our future performance or financial condition. Words such as “anticipate”, “intend”, “expect”, “may”, “could”, “should”, “would”, “plan”, “estimate”, “believe”, “predict”, “potential”, or “continue” or the negative of these terms and comparable terminology are intended to identify such forward-looking statements.  Forward-looking statements are not guarantees of future performance and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the risks discussed in Item 1A of Part I “Risk Factors”. We caution you not to place undue reliance on these forward-looking statements which reflect our view only as of the date of this report.  We are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any such statement is based.

PART I

Except as otherwise indicated or unless the context requires otherwise, “Altisource™,” “we,” “us,” “our” and the “Company” refer to Altisource Portfolio Solutions S.A., a Luxembourg société anonyme, or public limited company, and its wholly-owned subsidiaries.

ITEM 1.            BUSINESS

The Company

Altisource Portfolio Solutions S.A., together with its subsidiaries, is a global provider of services focused on high-value, technology-enabled, knowledge-based solutions principally related to real estate and mortgage portfolio management, asset recovery and customer relationship management. We enable our clients to achieve their goals by leveraging our process management, innovative technology, econometrics and consumer behavior practice and high-quality, cost effective global human resources.

We are publicly traded on the NASDAQ Global Select Market under the symbol “ASPS”.  We were incorporated under the laws of Luxembourg on November 4, 1999 as Ocwen Luxembourg S.à r.l., renamed Altisource Portfolio Solutions S.à r.l. on May 12, 2009 and converted into Altisource Portfolio Solutions S.A. on June 5, 2009.  On August 10, 2009, we became a stand-alone public company in connection with our separation from Ocwen Financial Corporation (“Ocwen®”) (the “Separation from Ocwen”). Prior to our Separation from Ocwen, our businesses were wholly-owned subsidiaries of Ocwen.

2012 Highlights

Our 2012 highlights include:

•                  Recognized revenue of $568.4 million, representing a 34% increase over the year ended December 31, 2011;

•                  Recognized service revenue of $466.9 million representing a 39% increase over the year ended December 31, 2011;

•                  Recognized diluted earnings per share of $4.43 representing a 60% increase over the year ended December 31, 2011;

•                  Generated cash flows from operations of $116.5 million;

•                  Relaunched the consumer real estate portal under the new HubzuTM brand; over 25,000 real estate owned (“REO”) assets were sold through Hubzu during the year;

•                  Recognized origination related service revenue of $37.8 million, representing a 72% increase over the year ended December 31, 2011;

•                  Completed the spin-offs of Altisource Residential Corporation (“Residential”) and Altisource Asset Management Corporation (“AAMC”) into two separate publicly traded companies as further described in “Separation of Residential Asset Businesses” below and

•                  Prepared for 2013 growth from Ocwen’s December 28, 2012 acquisition of Homeward Residential Holdings, Inc. (“Homeward Residential”) and their anticipated acquisition of a portion of Residential Capital, LLC’s (“ResCap”) servicing portfolio.

Separation of Residential Asset Businesses

On December 21, 2012, we completed the distribution of two wholly-owned subsidiaries via the spin-off of two separate companies, Residential and AAMC (the “Separation of the Residential Asset Businesses”). Residential’s common stock is listed on the New York Stock Exchange under the symbol “RESI,” and AAMC’s common stock is listed on the OTCQX market tier operated by OTC Markets Group, Inc. (the “OTC Market”) under the symbol “AAMC”. We distributed all of the shares of Residential common stock and AAMC common stock to our shareholders of record as of December 17, 2012.  Residential and AAMC plan to enter the growing residential single-family rental market. Residential will acquire residential related assets, and AAMC will provide asset management and advisory services to Residential. Residential and AAMC are further described in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Reportable Segments

We classify our businesses into the following three reportable segments:

Mortgage Services: Provides services that span the mortgage and real estate lifecycle and are typically outsourced by loan servicers, originators and investors in single family homes. We provide these services primarily for loan portfolios serviced by Ocwen. We also have longstanding relationships with some of the leading capital markets firms, commercial banks, hedge funds, insurance companies and mortgage bankers. Within the Mortgage Services segment, we provide the following services:

Asset management — Asset management services principally include property preservation, property inspection, REO asset management, our consumer real estate portal and REO brokerage operations. With the Separation of the Residential Asset Businesses, we plan to provide property management, lease management and renovation management services for single-family rental properties.

Residential property valuation — Residential property valuation services principally include traditional appraisal products through our licensed appraisal management company and alternative valuation products primarily through our network of real estate professionals. We generally provide these services for loan servicers and mortgage bankers.

Closing and insurance services — Closing and insurance services principally include an array of title search, closing and title agency services, including document preparation, pre-foreclosure and REO title searches, escrow and title insurance, program management and other insurance related services applicable to residential loan servicers. We also began providing closing and title agency services for loan originations.

Default management services — Default management services principally include foreclosure trustee services for loan servicers and non-legal processing and related services for and under the supervision of foreclosure, bankruptcy and eviction attorneys.

Origination management services - Origination management services principally include Mortgage Partnership of America, L.L.C.’s (“MPA™”) operations and our contract underwriting and quality control businesses. MPA serves as the manager of Best Partners Mortgage Cooperative, Inc. (“BPMC™”) doing business as Lenders One Mortgage Cooperative (“Lenders One®”), a national alliance of independent mortgage bankers that provides its members with education and training along with revenue enhancing, cost reducing and market share expanding opportunities. We provide other origination related services in the residential property valuation business. In addition, some of the origination related reseller businesses, including the flood certification business, are included in the Technology Services REALSuiteTM business.

Financial Services: Provides collection and customer relationship management services primarily to debt originators and servicers (e.g., credit card, auto lending, retail credit, mortgages) and the utility and insurance industries. Within the Financial Services segment, we provide the following services:

Asset recovery management — Asset recovery management principally includes post-charge-off consumer debt collection services on a contingency fee basis.

Customer relationship management — Customer relationship management includes customer care and early stage collections services as well as insurance and claims processing, call center services and analytical support.

Technology Services: Comprises our REALSuiteTM of applications as well as our information technology (“IT”) infrastructure services. We currently provide our IT infrastructure services to Ocwen, Home Loan Servicing Solutions (“HLSS”), Correspondent One S.A. (“Correspondent One”), Residential, AAMC and ourselves.  The REALSuite platform provides a fully integrated set of software applications and technologies that manage the end-to-end lifecycle for residential and commercial mortgage loan servicing including the automated management and payment of a distributed network of vendors.  A brief description of the key REALSuite software products is below:

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

We classify revenue in three categories:  service revenue, revenue from reimbursable expenses and non-controlling interests. In evaluating our performance, we focus on service revenue which consists of amounts attributable to our fee based services. Reimbursable expenses and non-controlling interests are pass-through items for which we earn no margin.  Reimbursable expenses consist of amounts we incur on behalf of our customers in performing our fee based services, but we pass such costs directly on to our customers without any additional markup.  Non-controlling interests represent the earnings of Lenders One, a consolidated entity not owned by Altisource.  It is included in revenue and reduced from net income to arrive at net income attributable to Altisource.

Customers

We provide services to some of the most respected organizations in their industries, including one of the United States’ largest sub-prime servicers, utility companies, commercial banks, servicers, investors, mortgage bankers, financial service companies and hedge funds across the United States.

Our three largest customers in 2012 accounted for 71% of our total revenue. Our largest customer, Ocwen, accounted for 60% of our total revenue in 2012. During 2012, Ocwen’s residential loan servicing portfolio grew from $102.2 billion in unpaid principal balance (“UPB”) to $203.7 billion in UPB. The 2012 growth is primarily from Ocwen’s acquisition of Homeward Residential in the fourth quarter and the acquisition of mortgage servicing rights and related assets from Saxon Mortgage Services, Inc. and from JP Morgan Chase portfolios in the second quarter of 2012. Additionally, in October 2012, Ocwen and Walter Investment Management Corporation presented the highest bid in the auction of ResCap’s servicing portfolio. We expect Ocwen to close the ResCap transaction in the first quarter of 2013.  Excluding the approximately $120 billion of Ally Bank subservicing and master servicing, the ResCap transaction will increase Ocwen’s servicing portfolio UPB by approximately $203.7 billion. With these servicing platform acquisitions, Ocwen is now positioned as the fifth largest mortgage servicer in the United States. As the structured shift of servicing to non-banks continues, we expect Ocwen to continue to grow.  Ocwen’s highly scalable platform and low cost operating structure positions it to be very competitive as additional mortgage servicing portfolios become available.

Ocwen, including its wholly owned subsidiary, Ocwen Mortgage Servicing Inc. (“OMS”), are contractually obligated to purchase certain mortgage services and technology services from us under service agreements.  In October 2012, the Ocwen agreement was extended by three years through 2020.  Separately, we signed a similar agreement in October 2012 with OMS effective through 2020.  Ocwen and OMS are not restricted from redeveloping these services. We settle amounts with Ocwen and OMS on a daily, weekly or monthly basis depending upon the nature of the service and when the service is provided.

Related party revenue consists of revenue earned directly from Ocwen and its subsidiaries and revenue earned from the loans serviced by Ocwen or its subsidiaries when Ocwen determines the service provider. We earn additional revenue on the portfolios serviced by Ocwen or its subsidiaries that are not considered related party revenue when a party other than Ocwen selects the service provider. As a percentage of each of our segment revenue and as a percentage of consolidated revenue, related party revenue was as follows for the years ended December 31:

	2012	2011	2010

Mortgage Services	68%	72%	73%
Technology Services	42%	39%	37%
Financial Services	< 1%	< 1%	< 1%
Consolidated revenue	60%	58%	51%

We record revenue we earn from Ocwen under various long-term servicing contracts at rates we believe to be market rates as they are consistent with one or more of the following: the fees we charge to other customers for comparable services; the fees Ocwen pays to other service providers; fees commensurate with market surveys prepared by unaffiliated firms; and fees charged by our competitors.

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

From a sales and marketing perspective, our primary focus is supporting the growth of Ocwen, expanding relationships with existing MPA members and targeting new customers that could have a material positive impact on our results of operations.  Given the highly concentrated nature of the industries we serve, the time and effort spent in expanding relationships or winning new relationships is significant.

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

As of December 31, 2012, we have been awarded two patents that expire in 2024 and five patents that expire in 2025.  In addition, we have registered trademarks or recently filed applications for registration of trademarks in a number of countries or groups of countries including the United States, the European Community, India and in eight other countries or groups of countries. These trademarks generally can be renewed indefinitely provided they are being used.

We actively protect our rights and intend to continue our policy of taking all measures we deem reasonable and necessary to develop and protect our patents, trademarks, copyrights, trade secrets and other intellectual property rights.

Industry and Competition

The industry verticals in which we engage are highly competitive and generally consist of a few national vendors as well as a large number of regional, local or in-house providers resulting in a fragmented market with disparate service offerings. From an overall perspective, we compete with the global business process outsourcing firms. Our Mortgage Services segment competes with national and regional third party service providers and in-house servicing operations of large mortgage lenders and servicers. Our Financial Services segment competes with other large receivables management companies as well as a fragmented group of smaller companies and law firms focused on collections.  Our Technology Services segment competes with data processing and software development companies and in-house technology and software operations of other loan servicers.

Given the diverse nature of services we and our competitors offer, we cannot determine our position in the market with certainty, but we believe we represent only a small portion of very large-sized markets. Given our size, some of our competitors may offer more diversified services, operate in broader geographic markets or have greater financial resources than we do. In addition, some of our larger customers retain multiple providers and continuously evaluate our performance against our competitors.

Competitive factors in our Mortgage Services business include the quality and timeliness of our services, the size and competence of our network of vendors and the breadth of the services we offer. For Financial Services, competitive factors include the ability to achieve a collection rate comparable to our competitors; the quality and personal nature of the service; the consistency and professionalism of the service and the recruitment, training and retention of our workforce. Competitive factors in our Technology Services business include the quality of the technology-based application or service; application features and functions; ease of delivery and integration; our ability to maintain, enhance and support the applications or services; our ability to recruit and retain software and other technical employees and the cost of obtaining, maintaining and enforcing our patents.

Employees

As of December 31, 2012, we had the following number of employees:

	United States	India	Other	Consolidated Altisource

Mortgage Services	277	2,054	24	2,355
Financial Services	651	1,613	—	2,264
Technology Services	80	647	—	727
Corporate	50	364	10	424
Total employees	1,058	4,678	34	5,770

We have not experienced any work stoppages, and we consider our relations with employees to be good.   We believe our future success will depend, in part, on our ability to continue to attract, hire and retain skilled and experienced personnel.

Seasonality

Our revenues are seasonal. More specifically, Financial Services’ asset recovery revenue tends to be higher in the first quarter, as borrowers may utilize tax refunds and bonuses to pay debts, and generally declines throughout the rest of the year.  Mortgage Services revenue is impacted by REO sales which tend to be at their lowest level during fall and winter months and highest during spring and summer months.

Stock Repurchase Plan

In May 2012, our shareholders approved a new stock repurchase program, which replaced the previous stock repurchase program. Under the new plan, we are authorized to purchase up to 3.5 million shares of our common stock in the open market in addition to amounts previously purchased under the prior plan. From authorization of the prior plan in May 2010 through December 31, 2012, we purchased approximately 2.5 million shares of our common stock in the open market at an average price of $37.49 per share. During the year ended December 31, 2012, we purchased 0.3 million shares of common stock at an average price of $63.25 per share. Since no common stock was repurchased following the approval of the new plan, 3.5 million shares of common stock remain available for repurchase under the plan. Luxembourg law limits share repurchases to approximately the balance of Altisource Portfolio Solutions S.A.’s retained earnings less treasury shares. The distribution of Residential and AAMC to our shareholders reduced our retained earnings which will limit our ability to repurchase shares for a period of time. Our debt agreement also contains limits on our ability to repurchase our common stock which will limit the amount we can spend on share repurchases in any year and may prevent repurchases in certain circumstances.

Growth Initiatives

During 2012, we focused on providing high quality services to Ocwen’s growing servicing portfolio while intensifying our efforts on our strategic initiatives to diversify and expand our revenue base.  Because of our high margins and low capital requirements, we are very unique in that the faster we grow our revenue, the faster our net free cash flow grows.  Our 2013 strategic growth initiatives are:

•                  maintaining and growing our services provided to Ocwen as it continues to grow its residential loan servicing portfolio and residential loan origination platform;

•                  growing our origination related services by leveraging our acquisition of MPA;

•                  providing property management, lease management and renovation management services for single-family home rentals;

•                  deploying Hubzu, our consumer real estate portal to the distressed and non-distressed home sales market;

•                  investing in our next generation software and

•                  growing the Financial Services segment’s earnings.

These initiatives are further described in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Government Regulation

Our businesses are subject to extensive laws and regulations by federal, state and local governmental authorities including the Federal Trade Commission (“FTC”), the Consumer Financial Protection Bureau (“CFPB”), the Securities and Exchange Commission (“SEC”) and the state agencies that license our mortgage services and collection entities. We also must comply with a number of federal, state and local consumer protection laws including, among others, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act (“RESPA”), the Truth in Lending Act (“TILA”), the Fair Credit Reporting Act, the Telephone Consumer Protection Act, the Homeowners Protection Act, the California Homeowner’s Bill of Rights and the Secure and Fair Enforcement for Mortgage Licensing (“SAFE”) Act.  These requirements can and do change as statutes and regulations are enacted, promulgated or amended.  One such enacted regulation is the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”).  The Dodd-Frank Act is extensive and includes reform of the regulation and supervision of financial institutions, as well as the regulation of derivatives, capital market activities and consumer financial services.  Included in the Dodd Frank Act, among other things, is the creation of the Consumer Financial Protection Bureau, a new federal entity responsible for regulating consumer financial services and products.  Title XIV of the Dodd-Frank Act contains the Mortgage Reform and Anti-Predatory Lending Act (“Mortgage Act”).  The Mortgage Act imposes a number of additional requirements on lenders and servicers of residential mortgage loans by amending and expanding certain existing regulations.  In some cases, penalties for noncompliance are significantly increased and could lead to settlements or consent orders on us or our customers that may curtail or restrict the business as it is currently conducted.  The Mortgage Act generally requires implementing regulations be issued before many of its provisions are effective.  Therefore, many of these provisions in the Mortgage Act will not be effective until 2013 or early 2014.

We are subject to certain federal, state and local consumer protection provisions. We are also subject to licensing and regulation as a mortgage service provider and/or debt collector in a number of states. We are subject to audits and examinations that are conducted by the states. Our employees may be required to be licensed by various state commissions for the particular type of service delivered and to participate in regular continuing education programs. From time to time, we receive requests from state and other agencies for records, documents and information regarding our policies, procedures and practices regarding our mortgage services and debt collection business activities. We are also subject to the requirements of the Foreign Corrupt Practices Act (“FCPA”) and comparable foreign laws, due to our activities in foreign jurisdictions.  We incur ongoing costs to comply with governmental laws and regulations.

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information with the SEC.  These filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov.  You may also read and copy any document we file at the SEC’s public reference room located at 100 F Street, N.E., Washington, DC 20549.  Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

Our principal Internet address is www.altisource.com and we encourage investors to use it as a way of easily finding information about us.  We promptly make available on this website, free of charge, the reports we file or furnish with the SEC, corporate governance information (including our Code of Business Conduct and Ethics) and select press releases.  The contents of our website are available for informational purposes only and shall not be deemed incorporated by reference in this report.

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

As of December 31, 2012, our Chairman owns or controls more than 13% of Ocwen’s common stock and 23% of our common stock. We derived 60% of our revenue in 2012 from Ocwen or the servicing portfolio managed by Ocwen. Given this close and continuing relationship with Ocwen, we may encounter difficulties in obtaining and retaining other customers who compete with Ocwen. Should these and other potential customers continue to view Altisource as part of Ocwen or as too closely related to or dependent upon Ocwen, they may be unwilling to utilize our services, and our growth could be inhibited as a result.

We are dependent on certain key customer relationships, the loss of or their inability to pay could affect our business and results of operations.

We currently generate approximately 60% of our revenue from Ocwen. Following the Separation from Ocwen, Ocwen is contractually obligated to purchase certain services from our Mortgage Services and Technology Services segments under service agreements that extend through August 2020 subject to termination under certain provisions.

While no other individual client represents more than 10% of our consolidated revenue, we are exposed to customer concentration. Most of our customers are not contractually obligated to continue to use our services at historical levels or at all. The loss of any of these key customers or their failure to pay us could reduce our revenue and adversely affect results of operations.

Our business is subject to substantial competition.

The markets for our services are very competitive.  Our competitors vary in size and in the scope and breadth of the services they offer.  We compete for existing and new customers against both third parties and the in-house capabilities of our customers. Some of our competitors have substantial resources and some have widely used technology platforms which they seek to use as a competitive advantage to drive sales of other products and services.  In addition, we expect the markets in which we compete will continue to attract new competitors and new technologies.  These new technologies may render our existing technologies obsolete, resulting in operating inefficiencies and increased competitive pressure.  There can be no assurance we will be able to compete successfully against current or future competitors or that competitive pressures we face in the markets in which we operate will not materially adversely affect our business, financial condition and results of operations.

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

Although we seek to obtain patent protection for our innovations, it is possible we may not be able to protect some of these innovations.  Changes in patent law, such as changes in the law regarding patentable subject matter, can also impact our ability to obtain patent protection for our innovations.  In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important.  Furthermore, there is always the possibility, despite our efforts, the scope of the protection gained will be insufficient or an issued patent may be deemed invalid or unenforceable.

Technology failures could damage our business operations and increase our costs.

System disruptions or failures may interrupt or delay our ability to provide services to our customers.  Any sustained and repeated disruptions in these services may have an adverse impact on our results of operations.

The secure transmission of confidential information over the Internet is essential to maintaining consumer confidence. Security breaches and acts of vandalism could result in a compromise or breach of the technology we use to protect our customers’ personal information and transaction data and could result in the assessment of penalties. Furthermore, Congress or individual states could enact new laws regulating electronic commerce that could adversely affect us and our results of operations.

We have a long sales cycle for many of our services and technology solutions and if we fail to close sales after expending significant time and resources to do so, our business, financial condition, and results of operations may be adversely affected.

We may experience a long sales cycle for developing certain services.  We may expend significant time and resources in pursuing a particular service or customer that does not generate revenue.

In addition, many of our services in the Technology Services segment are based on sophisticated software and computing systems with long sales cycles. We may encounter delays when developing new technology solutions and services. We may experience difficulties in installing or integrating our technologies on platforms used by our customers. Further, defects in our technology solutions, errors or delays in the processing of electronic transactions or other difficulties could result in interruption of business operations, delay in market acceptance, additional development and remediation costs, loss of customers, negative publicity or exposure to liability claims.

Delays due to the length of our sales cycle or costs incurred that do not result in sales could have a material adverse effect on our business, financial condition or results of operations.

Our business is subject to extensive regulation, and failure to comply with existing or new regulations may adversely impact us.

Our business is subject to extensive regulation by federal, state and local governmental authorities including the FTC, the CFPB, the SEC and the state agencies that license certain of our mortgage related services and collection services. We also must comply with a number of federal, state and local consumer protection laws including, among others, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act, the Truth in Lending Act, the Fair Credit Reporting Act, the Telephone Consumer Protection Act, the Homeowners Protection Act, the California Homeowner’s Bill of Rights, the Secure and Fair Enforcement for Mortgage Licensing Act, the Mortgage Reform and Anti-Predatory Lending Act and the Foreign Corrupt Practices Act. These requirements can and do change as statutes and regulations are enacted, promulgated or amended.

The ongoing economic uncertainty and troubled housing market have resulted in increased regulatory scrutiny of all participants involved in the mortgage industry. This scrutiny has included federal and state governmental agency review of all aspects of the mortgage lending and servicing industries, including an increased legislative and regulatory focus on consumer protection practices.  One such enacted regulation is the Dodd-Frank Act (see further description in the “Government Regulation” section in Item 1 of Part I, “Business”).  In some cases, penalties for noncompliance are significantly increased and could lead to settlements or consent orders on us or our customers that may curtail or restrict our business as it is currently conducted.

We are subject to certain additional certain federal, state and local consumer protection regulations. We also are subject to licensing and regulation as a mortgage services provider, mortgage origination underwriter, valuation provider, appraisal management company, asset manager, property manager, title insurance agency, other insurance related services provider, real estate broker and/or debt collector in a number of states. We are subject to audits and examinations that are conducted by the states in which we do business. Our employees and subsidiaries may be required to be licensed by various state commissions for the particular type of service sold and to participate in regular continuing education programs. From time to time, we receive requests from state and other agencies for records, documents and information regarding our policies, procedures and practices for our mortgage services and debt collection business activities. We incur significant ongoing costs to comply with governmental regulations.

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

We hold customers’ assets in escrow at various financial institutions, pending completion of certain real estate.  These amounts are held in escrow for limited periods of time, generally consisting of a few days, and are generally not included in the accompanying consolidated balance sheets. Failure of one or more of these financial institutions may lead us to become liable for the funds owed to third parties, and there is no guarantee we would recover the funds deposited, whether through Federal Deposit Insurance Corporation coverage, private insurance or otherwise.

We may be subject to claims of legal violations or wrongful conduct which may cause us to pay unexpected litigation costs or damages or modify our products or processes.

From time to time, we may be subject to costly and time-consuming legal proceedings that claim legal violations or wrongful conduct. These lawsuits may involve clients, vendors, competitors and/or other large groups of plaintiffs and, if resulting in findings of violations, could result in substantial damages. Alternatively, we may be forced to settle some claims out of court and change existing company practices, services and processes that are currently revenue generating. This could lead to unexpected costs or a loss of revenue.

Our debt makes us more sensitive to the effects of economic change; our level of debt and provisions in our debt agreements could limit our ability to react to changes in the economy or our industry.

Our debt makes us more vulnerable to changes in our results of operations because a portion of our cash flow from operations is dedicated to servicing our debt and is not available for other purposes. Additionally, increases in interest rates will negatively impact our cash flows as the interest on our debt is variable. The provisions of our debt agreement could have other negative consequences to us including the following:

•                  limiting our ability to borrow money for our working capital, capital expenditure and debt service requirements or other general corporate purposes;

•                  limiting our flexibility in planning for, or reacting to, changes in our operations, our business or the industry in which we compete and

•                  placing us at a competitive disadvantage by limiting our ability to invest in the business.

Our ability to make payments on our indebtedness depends on our ability to generate cash in the future. If we do not generate sufficient cash flow to meet our debt service and working capital requirements, we may need to seek additional financing or sell assets. This may make it more difficult for us to obtain financing on terms that are acceptable to us, or at all. Without any such financing, we could be forced to sell assets to make up for any shortfall in our payment obligations under unfavorable circumstances. If necessary, we may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our obligations.

In addition, our debt agreement contains covenants that limit our flexibility in planning for or reacting to changes in our business and our industry including limitations on incurring additional indebtedness, making investments, granting liens and merging or consolidating with other companies. Complying with these covenants may impair our ability to finance our future operations or capital needs or to engage in other favorable business activities.

Our failure to comply with the covenants contained in our debt agreement, including as a result of events beyond our control, could result in an event of default which could materially and adversely affect our operating results and our financial condition.

Our debt agreement requires us to comply with various operational, reporting and other covenants that limit us from engaging in certain types of transactions. If there were an event of default under our debt agreement that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be immediately due and payable. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments, either upon maturity or if accelerated, upon an event of default or that we would be able to refinance or restructure the payments on those debt instruments.

Our financial results could be negatively affected if Ocwen fails to repay our loan to them as expected.

On December 27, 2012, we loaned $75.0 million to Ocwen under a senior unsecured term loan agreement (the “Ocwen Term Loan”). If Ocwen defaults on our loan or on debt senior to our loan, or in the event of insolvency, liquidation, dissolution, reorganization, or bankruptcy of Ocwen, holders of debt instruments ranking senior to our loan would typically be entitled to receive payment in full before we receive any distribution in respect of our loan. After repaying such senior creditors, Ocwen may not have any remaining assets to use for repaying its obligation to us.

Risks Related to our Growth Strategy

Our ability to grow is affected by our ability to retain and expand our existing client relationships and our ability to attract new customers.

Our ability to retain existing customers and expand those relationships and attract new customers is subject to a number of risks including the risk that we do not:

•                  maintain or improve the quality of services we provide to our customers;

•                  maintain or improve the level of attention expected by our customers;

•                  successfully leverage our existing client relationships to sell additional services and

•                  attract other servicers and non-distressed home sellers as new customers on our consumer real estate portal.

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

The markets for our services are characterized by constant technological change, frequent introduction of new services and evolving industry standards. Our future success will be significantly affected by our ability to enhance, primarily through use of automation, econometrics and behavioral science principles, our current services and develop and introduce new services that address the increasingly sophisticated needs of our customers and their customers. These initiatives carry the risks associated with any new service development effort including cost overruns, delays in delivery and performance effectiveness. There can be no assurance we will be successful in developing, marketing and selling new services that meet these changing demands.  In addition, we may experience difficulties that could delay or prevent the successful development, introduction and marketing of these services.  Finally, our services and their enhancements may not adequately meet the demands of the marketplace and achieve market acceptance.  Any of these results would have a negative impact on our financial condition and results of operations and our ability to grow our operations.

Our growth objectives are dependent on the timing and market acceptance of our new service offerings.

Our ability to grow may be adversely affected by difficulties or delays in service development or the inability to gain market acceptance of new services to existing and new customers.  There are no guarantees new services will prove to be commercially successful.

Our business is dependent on the trend toward outsourcing.

Our continued growth at historical rates is dependent on the industry trend toward outsourced services.  There can be no assurance this trend will continue, as organizations may elect to perform such services themselves or may be prevented from outsourcing services.  A significant change in this trend could have a materially adverse effect on our continued growth.

Our strategy of growing through acquisitions and mergers involves potential risks.

We intend to consider acquisitions of other businesses that could complement our business.  In addition to considering acquisitions that could offer us greater access in our current markets, we also consider acquisition of entities offering greater access and expertise in other asset types and markets that are related to ours but we do not currently serve.  We also intend to acquire certain fee based businesses from Ocwen in connection with their acquisitions of servicing platforms. If we acquire businesses, we may face a number of risks including diverting management’s attention from our daily operations to the need for additional management, operational and financial resources along with system conversions and the inability to maintain key pre-acquisition relationships with customers, suppliers and employees.  Moreover, any acquisition may result in the incurrence of additional amortization expense of related intangible assets which could reduce our profitability.

We may be unable to achieve some or all of the benefits we expect from the separation of Residential.

We may not be able to achieve the strategic and financial benefits we expect from the spin-off of Residential or such benefits may be delayed. These outcomes may occur if, among other things, Residential is not successful in executing its strategy to acquire non-performing loan portfolios with a portion of the portfolios converting to single-family rental assets or if Residential is not successful in raising equity and debt to grow.

Risks Related to International Business

Our international operations subject us to additional risks which could have an adverse effect on our results of operations.

We have reduced our costs by utilizing lower cost labor in foreign countries such as India and the Philippines.  As of December 31, 2012, over 4,600 of our employees were based in India and the Philippines.  These countries are subject to relatively higher degrees of political and social instability and may lack the infrastructure to withstand political unrest or natural disasters.  Such disruptions can decrease efficiency and increase our costs in these countries. Weakness of the United States dollar in relation to the currencies used in these foreign countries may also reduce the savings achievable through this strategy.  Furthermore, the practice of utilizing labor based in foreign countries has come under increased scrutiny in the United States and, as a result, some of our customers may require us to use labor based in the United States.  We may not be able to pass on the increased costs of higher-priced United States-based labor to our customers which ultimately could have an adverse effect on our results of operations.

In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by laws and regulations applicable to us, such as the FCPA.  Any violations of the FCPA or local anti-corruption laws by us, our subsidiaries or our local agents, could have an adverse effect on our business and reputation and result in substantial financial penalties or other sanctions.

Any political or economic instability in these countries could result in our having to replace or reduce these labor sources which may increase our labor costs and have an adverse impact on our results of operations.

Altisource is a Luxembourg company and it may be difficult to enforce judgments against it or its directors and executive officers.

Altisource is a public limited company organized under the laws of Luxembourg. As a result, Luxembourg law and the articles of incorporation govern the rights of shareholders. The rights of shareholders under Luxembourg law may differ from the rights of shareholders of companies incorporated in other jurisdictions. A significant portion of the assets of Altisource are located outside the United States. It may be difficult for investors to enforce, in the United States, judgments obtained in United States courts against Altisource or its directors based on the civil liability provisions of the United States securities laws or to enforce, in Luxembourg, judgments obtained in other jurisdictions including the United States.

Risks Related to Our Employees

Our success depends on our directors, executive officers and key personnel

Our success is dependent on the efforts and abilities of our directors, executive officers and other key employees many of whom have significant experience in the real estate and mortgage industries.  In particular we are dependent on the services of William C. Erbey, our Chairman of the Board, and William B. Shepro, our Chief Executive Officer, as well as the services of key personnel at each of our segments.  The loss of the services of any of these directors, executives or key personnel, for any reason, could have a material adverse effect upon our business, operating results and financial condition.

Our inability to attract and retain skilled employees may adversely impact our business.

Our business is labor intensive and places significant importance on our ability to recruit, train and retain skilled employees.  Additionally, demand for qualified technical and software professionals conversant in certain technologies may exceed supply as new and additional skills are required to keep pace with evolving computer technology.  Our ability to locate and train employees is critical to achieving our growth objective.  Our inability to attract and retain skilled employees or an increase in wages or other costs of attracting, training or retaining skilled employees could have a materially adverse effect on our business, financial condition and results of operations.

We could have conflicts with Ocwen, HLSS, Residential or AAMC, and the Chairman or other members of our Board of Directors could have conflicts of interest due to his or their relationship with Ocwen, HLSS, Residential or AAMC, which may be resolved in a manner adverse to us.

Conflicts may arise between Ocwen, HLSS, Residential or AAMC and us as a result of our ongoing agreements and the nature of our respective businesses. Our Chairman is also the Chairman of Ocwen, HLSS, Residential and AAMC. As a result, he has obligations to us as well as to these other entities and may have conflicts of interest with respect to matters potentially or actually involving or affecting us and Ocwen, HLSS, Residential or AAMC, as the case may be.

We will also seek to manage these potential conflicts through dispute resolution and other provisions of our agreements with Ocwen, HLSS, Residential or AAMC and through oversight by independent members of our Board of Directors. There can be no assurance that such measures will be effective, that we will be able to resolve all conflicts with Ocwen, HLSS, Residential or AAMC or that the resolution of any such conflicts will be no less favorable to us than if we were dealing with a third party.

ITEM 1B.         UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our principal executive offices are located in leased office space in Luxembourg, Grand Duchy of Luxembourg.  A summary of our principal leased office space as of December 31, 2012 and the segments primarily occupying each location is as follows:

	Mortgage Services	Financial Services	Technology Services	Corporate and Support Services

Luxembourg, Luxembourg	X			X

United States
Atlanta, GA	X	X	X	X
Boston, MA	X		X
Irvine, CA	X
Sacramento, CA		X
St. Louis, MO	X
Tempe, AZ		X
Vestal, NY		X

Pasay City, Philippines	X		X

India
Bangalore	X	X	X	X
Goa		X
Mumbai	X	X		X

We do not own any real property.  We consider these facilities to be suitable and adequate for the management and operations of our business.

ITEM 3.      LEGAL PROCEEDINGS

We are, from time to time, involved in legal proceedings arising in the ordinary course of business.  We record a liability for litigation if an unfavorable outcome is probable and the amount of loss can be reasonably estimated, including expected insurance coverage.  For proceedings where a range of loss is determined, we record a best estimate of loss within the range.  When legal proceedings are material, we disclose the nature of the litigation and to the extent possible the estimate of loss or range of loss.  In the opinion of management, after consultation with legal counsel and considering insurance coverage where applicable, the outcome of current legal proceedings both individually and in the aggregate will not have a material impact on our financial condition, results of operations or cash flows. Our businesses are also subject to extensive regulation which may result in regulatory proceedings against us.  See Item 1A of Part I, “Risk Factors” above.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.            MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NASDAQ Global Select Market under the symbol “ASPS”. The following table sets forth the high and low close of day sales prices for our common stock, for the periods indicated, as reported by the NASDAQ Global Select Market:

	2012
Quarter ended	Low	High

December 31	$84.56	$124.33
September 30	70.70	91.06
June 30	52.35	73.23
March 31	48.55	64.78

	2011
Quarter ended	Low	High

December 31	$34.41	$50.70
September 30	31.79	37.61
June 30	30.49	36.89
March 31	28.51	30.68

The number of holders of record of our common stock as of January 31, 2013 was 87.  The number of beneficial stockholders is substantially greater than the number of holders as a large portion of our common stock is held through brokerage firms.

Dividends

We have never declared or paid cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.  Additionally, the payment of cash dividends may be limited by Luxembourg law and by covenants in our debt agreements.

Issuer Purchases of Equity Securities

In May 2012, our shareholders approved a new stock repurchase program, which replaced the previous stock repurchase program. Under the new plan, we are authorized to purchase up to 3.5 million shares of our common stock in the open market in addition to amounts previously purchased under the prior plan. From authorization of the prior plan in May 2010 through December 31, 2012, we purchased approximately 2.5 million shares of our common stock in the open market at an average price of $37.49 per share. During the year ended December 31, 2012, we purchased 0.3 million shares of common stock at an average price of $63.25 per share. Since no common stock was repurchased following the approval of the new plan, 3.5 million shares of common stock remain available for repurchase under the plan. Luxembourg law limits share repurchases to approximately the balance of Altisource Portfolio Solutions S.A.’s retained earnings less treasury shares. The distribution of Residential and AAMC to our shareholders reduced our retained earnings which will limit our ability to repurchase shares for a period of time. Our debt agreement also contains limits on our ability to repurchase our common stock which will limit the amount we can spend on share repurchases in any year and may prevent repurchases in certain circumstances.

No shares were repurchased under our stock repurchase program during the months of October 2012 through December 2012.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P’s 500 Index for the period commencing on August 10, 2009, the first trading day of our common stock, and ending on December 31, 2012.  The graph assumes an investment of $100 at the beginning of such period. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	8/10/2009	12/31/2009	06/30/10	12/31/10	06/30/11	12/31/11	06/30/12	12/31/12

Altisource	$100.00	$172.05	$202.79	$235.33	$301.64	$411.31	$600.25	$710.25
S&P 500	100.00	110.72	102.34	124.88	131.13	124.87	135.26	141.46
NASDAQ Composite	100.00	113.90	105.87	133.16	139.22	130.76	147.32	151.56

ITEM 6.            SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data as of and for the years ended December 31, 2012, 2011, 2010 and 2009 has been derived from our audited consolidated financial statements. The following selected financial data as of and for the year ended December 31, 2008 has been derived from our audited combined consolidated financial statements.

As a result of the Separation of the Residential Asset Businesses, we eliminated the assets and liabilities of Residential and AAMC from our consolidated balance sheet effective at the close of business on December 21, 2012. As Residential and AAMC are development stage companies and have not commenced operations, these entities had no historical results of operations.

The historical results presented below may not be indicative of our future performance and do not necessarily reflect what our financial position as of December 31, 2008 and results of operations for the years ended December 31, 2009 and 2008 would have been had we operated as a separate, stand-alone entity for periods ended prior to the Separation from Ocwen.

The selected consolidated financial data should be read in conjunction with the information contained in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto in Item 8 of Part II, “Financial Statements and Supplementary Data”.

	Years ended December 31,
(in thousands, except per share data)	2012	2011	2010	2009	2008

Revenue	$568,360	$423,687	$301,378	$202,812	$160,363
Cost of revenue	366,201	275,849	189,059	126,797	115,048
Gross profit	202,159	147,838	112,319	76,015	45,315
Selling, general and administrative expenses	74,712	62,131	57,352	39,473	28,088
Income from operations	127,447	85,707	54,967	36,542	17,227
Other (expense) income, net	(2,798)	203	804	1,034	(2,626)
Income before income taxes and non-controlling interests	124,649	85,910	55,771	37,576	14,601
Income tax (provision) benefit	(8,738)	(7,943)	403	(11,605)	(5,382)
Net income	115,911	77,967	56,174	25,971	9,219
Net income attributable to non-controlling
interests	(5,284)	(6,855)	(6,903)	—	—
Net income attributable to Altisource	$110,627	$71,112	$49,271	$25,971	$9,219

Earnings per share(1):
Basic	$4.74	$2.92	$1.96	$1.08	$0.38
Diluted	$4.43	$2.77	$1.88	$1.07	$0.38

Transactions with related parties included above:
Revenue	$338,227	$245,262	$154,988	$94,897	$64,251
Selling, general and administrative expenses	$2,430	$1,893	$1,056	$4,308	$6,208
Other (expense) income	$86	$—	$—	$(1,290)	$(2,269)

	As of December 31,
(in thousands)	2012	2011	2010	2009	2008

Cash and cash equivalents	$105,502	$32,125	$22,134	$30,456	$6,988
Accounts receivable, net	88,955	52,005	53,495	30,497	9,077
Premises and equipment, net	50,399	25,600	17,493	11,408	9,304
Intangible assets, net	56,586	64,950	72,428	33,719	36,391
Goodwill	14,915	14,915	11,836	9,324	11,540
Loan to Ocwen	75,000	—	—	—	—
Total assets	429,226	224,159	197,800	120,556	76,675
Long term debt, net	198,027	—	—	—	1,123
Capital lease obligations	233	836	1,532	664	1,356
Total liabilities	269,397	58,216	45,902	34,208	16,129

(1)   For all periods prior to the Separation from Ocwen, the number of shares originally issued of 24.1 million is being used for diluted earnings per share (“EPS”) and for basic EPS as no common stock of Altisource was traded prior to August 10, 2009 and no Altisource equity awards were outstanding prior to that date.

ITEM 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of results of operations (“MD&A”) is a supplement to the accompanying consolidated financial statements and is intended to provide a reader of our financial statements with a narrative from the perspective of management on our businesses, current developments, financial condition, results of operations and liquidity. Significant sections of MD&A are as follows:

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

Consolidated Results of Operations. This section, beginning on page 28, provides an analysis of our consolidated results of operations for the three years ended December 31, 2012.

Segment Results of Operations. This section, beginning on page 31, provides an analysis of each business segment for the three years ended December 31, 2012 as well as our Corporate Items and Eliminations segment. In addition, we discuss significant transactions, events and trends that may affect the comparability of the results being analyzed.

Liquidity and Capital Resources. This section, beginning on page 39, provides an analysis of our cash flows for the three years ended December 31, 2012. We also discuss restrictions on cash movements, future commitments and capital resources.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may relate to, among other things, future events or our future performance or financial condition. Words such as “anticipate”, “intend”, “expect”, “may”, “could”, “should”, “would”, “plan”, “estimate”, “believe”, “predict”, “potential”, or “continue” or the negative of these terms and comparable terminology are intended to identify such forward-looking statements.  Forward-looking statements are not guarantees of future performance and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the risks discussed in Item 1A of Part I, “Risk Factors”. We caution you not to place undue reliance on these forward-looking statements which reflect our view only as of the date of this report.  We are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any such statement is based.

OVERVIEW

Our Business

We are a global provider of services focused on high-value, technology-enabled, knowledge-based solutions principally related to real estate and mortgage portfolio management, asset recovery and customer relationship management.

We conduct our operations through three reportable segments. The Mortgage Services segment provides services that span the mortgage and real estate lifecycle and are typically outsourced by loan servicers, originators and investors in single family homes. The Financial Services segment provides collection and customer relationship management services primarily to debt originators and servicers (e.g., credit card, auto lending, retail credit, mortgages) and the utility and insurance industries. The Technology Services segment principally consists of our REALSuiteTM applications as well as our information technology (“IT”) infrastructure services. The REALSuiteTM platform provides a fully integrated set of software applications and technologies that manage the end-to-end lifecycle for residential and commercial mortgage loan servicing including the automated management and payment of a distributed network of vendors. In addition, our Corporate Items and Eliminations segment includes eliminations of transactions between the reporting segments and costs related to corporate support functions including executive, finance, legal, human resources, vendor management, risk and six sigma. Further discussion regarding our business may be found under Item 1 of Part I, “Business”.

We classify revenue in three categories:  service revenue, revenue from reimbursable expenses and non-controlling interests. In evaluating our performance, we focus on service revenue which consists of amounts attributable to our fee based services. Reimbursable expenses and non-controlling interests are pass-through items for which we earn no margin.  Reimbursable expenses consist of amounts we incur on behalf of our customers in performing our fee based services, but we pass such costs directly on to our customers without any additional markup.  Non-controlling interests represent the earnings of Lenders One, a consolidated entity not owned by Altisource.  It is included in revenue and reduced from net income to arrive at net income attributable to Altisource.

Basis of Presentation

We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Recent Acquisitions by Ocwen

During 2012, Ocwen’s residential loan servicing portfolio grew from $102.2 billion in UPB to $203.7 billion in UPB. The 2012 growth is primarily from Ocwen’s acquisition of Homeward Residential in the fourth quarter and the acquisition of mortgage servicing rights and related assets from Saxon Mortgage Services, Inc. and from JP Morgan Chase portfolios in the second quarter of 2012. Additionally, in October 2012, Ocwen and Walter Investment Management Corporation presented the highest bid in the auction of ResCap’s servicing portfolio. We expect Ocwen to close the ResCap transaction in the first quarter of 2013.  Excluding the approximately $120 billion of Ally Bank subservicing and master servicing, the ResCap transaction will increase Ocwen’s servicing portfolio UPB by approximately $203.7 billion. With these servicing platform acquisitions, Ocwen is now positioned as the fifth largest mortgage servicer in the United States. As the structured shift of servicing to non-banks continues, we expect Ocwen to continue to grow.  Ocwen’s highly scalable platform and low cost operating structure positions it to be very competitive as additional mortgage servicing portfolios become available.

In connection with Ocwen’s acquisition of Homeward Residential and the anticipated acquisition of the ResCap servicing platform, we intend to acquire the fee based businesses associated with these servicing portfolios from Ocwen at a price that we believe will provide an unlevered pre-tax return of approximately 20%. The fee based business acquisitions are strategically valuable as they will help us maintain our business model with Ocwen, expand our footprint and provide us significant revenue and earnings growth.

Separation of Residential Asset Businesses

On December 21, 2012, we completed the capitalization and distribution of Residential and AAMC to our shareholders. See “Separation of Residential Asset Businesses” in Item 1 of Part I, “Business”.

Residential and AAMC plan to enter the growing residential single-family rental market. Because of the different capital considerations and the operating metrics associated with owning and renting single-family homes, we believe these businesses are best suited to operate as separate stand-alone companies. Residential will acquire residential related assets, and AAMC will provide asset management and advisory services to Residential. We will provide property management, lease management and renovation management services to Residential once it begins acquiring assets. With $100 million of initial equity, we believe Residential is poised to execute on its strategy of achieving above market returns by (1) acquiring non-performing loans at a lower cost than directly acquiring REO and (2) operating at a lower cost than its competitors.

On December 24, 2012, the shares of Residential and AAMC were distributed to our shareholders of record as of December 17, 2012, in the form of a taxable pro rata stock distribution (the “Distribution”). Our shareholders received a pro rata distribution of:

•                  one share of Residential common stock for every three shares of Altisource common stock held;

•                  one share of AAMC common stock for every 10 shares of Altisource common stock held and

•                  received cash in lieu of fractional Residential and AAMC shares.

There are contractual agreements between Altisource, Residential and AAMC that govern certain ongoing relationships and provide for an orderly transition to the status of three independent companies. These agreements are described further in “Related Parties” at the end of this section.  We did not report the historical operating results of Residential and AAMC as a discontinued operation because Residential and AAMC are development state companies that had not commenced operations as of the date of separation and because of the significance of the continuing involvement between these entities and Altisource under these agreements.

Although Residential and AAMC are separate companies from Altisource, these entities have the same Chairman. As a result, our Chairman has obligations to Altisource as well as to Residential and AAMC. As of December 31, 2012, our Chairman owns or controls approximately 23% of the common stock of Altisource, approximately 23% of the common stock of Residential and approximately 23% of the common stock of AAMC.

We eliminated the assets and liabilities of Residential and AAMC from our consolidated balance sheet effective at the close of business on December 21, 2012. As Residential and AAMC are development stage companies and have not commenced operations, these entities had no historical results of operations. We don’t expect any negative impact on our future operations other than interest expense on the debt we borrowed in November 2012 to capitalize these entities.

The carrying value of net assets transferred by Altisource was as follows:

(in thousands)	Residential	AAMC	Total

Cash	$100,000	$5,000	$105,000

Reduction in Altisource retained earnings	$100,000	$5,000	$105,000

Growth Initiatives

During 2012, we focused on providing high quality services to Ocwen’s growing servicing portfolio while intensifying our efforts on our strategic initiatives to diversify and expand our revenue base.  Because of our high margins and low capital requirements, we are very unique in that the faster we grow our revenue, the faster our net free cash flow grows.  Our 2013 strategic growth initiatives are:

•                  maintaining and growing our services provided to Ocwen as it continues to grow its residential loan servicing portfolio and residential loan origination platform;

•                  growing our origination related services by leveraging our acquisition of MPA;

•                  providing property management, lease management and renovation services for single-family home rentals;

•                  deploying Hubzu, our consumer real estate portal, to the distressed and non-distressed home sales market;

•                  investing in our next generation software; and

•                  growing the Financial Services segment’s earnings.

Growing services provided to Ocwen — Our primary focus in 2013 will be boarding and providing services to Ocwen’s growing servicing portfolio.  We are working diligently to prepare for the on-boarding of the Homeward Residential and ResCap servicing platforms.  While we generally do not begin receiving Ocwen referrals until loans are boarded on our servicing system, we are exploring options to direct referrals to Altisource sooner for certain lines of business. We also revisited our staffing models in the fourth quarter of 2012 and determined we will need fewer additional Mortgage Services employees than originally anticipated to meet the heightened referral volumes.  This is reflective of improvements in the operating leverage of our business model even without the deployment of our next generation technology.

While we provide a suite of default related services today, there continue to be opportunities to develop new services to complement our current offerings.  In our Mortgage Services segment, we are developing short sale and deed-in-lieu processing offerings.  We believe these services will not only accelerate our growth but will also help Ocwen extend its performance leadership.

Mortgage origination related services — With an objective of long-term growth in the origination services market, we acquired the manager of the Lenders One mortgage cooperative in February 2010.  In 2012, the members of Lenders One originated approximately $183 billion of loans representing approximately 10.5% of the United States residential origination market.  We estimate in excess of $3.0 billion was spent on origination related services in connection with these loans.  The manager of the cooperative leverages the size of Lenders One, 241 members strong as of December 31, 2012, to obtain better execution on the sale of closed loans with third parties and to achieve lower costs on origination related services from third parties.

Leveraging our vendor network, technology, scale, global workforce and lower sales costs, we have begun offering origination related services directly to the members of Lenders One at a price we believe is below the current market.  These services are similar to the services we provide in our default related business.

Our service revenue from origination related services grew to $37.8 million for the year ended December 31, 2012, an increase of 72% over 2011. This is reflective of Lenders One membership growth, strong origination volume and an increasing number of the Lenders One members retaining Altisource to provide them with origination related services.  As of December 31, 2012, Lenders One membership increased to 241 members compared to 214 members as of December 31, 2011, and the number of signed agreements for origination related services with the members increased from 128 to 158. We believe that we can enhance the profitability and competitive position of the Lenders One members through the members’ retention of Altisource as their service provider.  While we have taken a very deliberate approach in rolling out our origination related services to the Lenders One members, we are pleased with the initial progress we have made.

Property management, lease management and renovation management services — Providing property management, lease management and renovation management services to Residential is a complementary extension of our existing service offerings leveraging our existing infrastructure, competencies and significant economies of scale. We know firsthand, through our ability to establish Altisource as one of the few nationwide single-family REO management and property inspection and preservation companies in the United States, property management can be executed on a national scale.  Unlike most property management firms, we are not constrained by the location of the home.  We have existing nationwide single-family asset management, property inspection and preservation, real estate brokerage and settlement services operations primarily performed from centralized lower cost locations.

We entered into a long-term service agreement with Residential to be their exclusive provider of property management, lease management and renovation management services.  We believe our lower cost operating structure will allow us to attractively price our services to Residential to improve their competitive position in investing in single-family rental assets.  This in-turn should generate additional business for us related to these services.

We believe that as Residential acquires assets, it will become a serial equity raiser.   With Altisource as the exclusive provider of property management, lease management and renovation management services to Residential, Residential’s growth will, in turn, provide attractive growth and diversification to Altisource.

To support the development of the rental asset businesses, the Mortgage Services segment incurred non-recurring expenses of $2.7 million related to the separation and distribution of Residential and AAMC.  In addition, the Mortgage Services segment incurred $1.0 million of operating expenses to build out our rental property management capabilities to position us to provide the services to Residential and others. To finance the capitalization of Residential and AAMC and other growth initiatives, we borrowed $200 million in November 2012 under a senior secured term loan at an interest rate of 5.75% as of December 31, 2012.  As a result, we incurred interest expense of $1.2 million in 2012.  We believe that these expenses represent strategic investments in our future.

Hubzu — We continue to focus on deploying Hubzu, our online real estate transaction website, to the distressed and non-distressed home sales market as we believe there are opportunities to benefit from a shifting consumer preference for on-line transacting. Hubzu provides an automated, transparent and integrated on-line solution for buying and selling real estate and, eventually, related services.  Based on our observations, we believe the industry is beginning to see a shift in consumer behavior and attitudes toward on-line transacting for homes. For the year ended December 31, 2012, we sold more than 25,000 homes through Hubzu, and our revenue has grown to $53.2 million, compared to $31.9 million for the year ended December 31, 2011 (Hubzu is part of our asset management services business in our Mortgage Services segment).

Our 2013 efforts to grow Hubzu will center on (1) offering Hubzu to other servicers to sell their REO and (2) providing Hubzu to individual listing agents and brokers.  In this regard, we have started sales conversations with servicers and financial institutions to add them to our marketplace and further extend our leadership position in online home sales.  Beginning in mid-February 2013, Hubzu is available to individual listing agents and brokers to lay the foundation for a broader entry into the non-distressed home sale market.

In the medium to longer term, we intend to explore the possibility of distributing our ownership interest in this business creating a new public company.   The consumer real estate portal has many of the same characteristics as some of the other publicly-traded real estate related technology companies.  Similar to these companies, we believe that we can create greater shareholder value with Hubzu operating as a separate stand-alone business.   As a stand-alone company, Hubzu would have a singularly focused management team, and the performance of the business would be easier to compare with like companies.

With regard to Hubzu, there is no certainty at this time that the separation will actually occur. Further, the consummation of any spin-off or similar transaction will be subject to our reaching satisfactory conclusions with our financial, tax and legal advisors on all applicable issues and the receipt of any necessary approvals.

Next generation technology — In our Technology Services segment, we plan on increasing our investment in personnel to support Ocwen and Altisource’s growing businesses and to accelerate the development of our next generation vendor management and spend management software, the effect of which will be a marginal decline in pre-tax income in this segment.  We are continuing to first focus on the technologies that are critical to Ocwen’s operations.  These include REALServicing, our loan servicing system, and REALDoc, our correspondence generation, intelligent document intake and image storage platform.  Once these technologies are fully staffed and we are making meaningful progress with development, we will refocus our efforts on recruiting the staff to complete the development of our next generation vendor management and spend management software. The investment in these technologies should significantly improve our margins.

Financial Services segment — This segment includes our receivables management and customer relationship management businesses. We believe the Financial Services segment has meaningful expansion opportunities but generates lower earnings than we believe should be achieved.  We are focusing on both sales growth and operating efficiencies to grow earnings in this segment. We believe 2013 will be a turning point in our earnings.  By the second quarter of 2012, we will have completed a multi-year process of consolidating three operating platforms into one.  This simplifies our operating infrastructure, improves our workforce efficiency and flexibility and lowers our technology costs.  We also anticipate benefitting from our 2012 investment in a sales team to develop a pipeline of new business.  We intend to pursue growth from existing customers and deeper penetration of the industries we currently serve, including our planned expansion of collections services for charged off mortgages.

Stock Repurchase Plan

In May 2012, our shareholders approved a new stock repurchase program, which replaces the previous stock repurchase program. Under the new plan, we are authorized to purchase up to 3.5 million shares of our common stock in the open market in addition to amounts previously purchased under the prior plan. From authorization of the prior plan in May 2010 through December 31, 2012, we purchased approximately 2.5 million shares of our common stock in the open market at an average price of $37.49 per share. During the year ended December 31, 2012, we purchased 0.3 million shares of common stock at an average price of $63.25 per share. Since no common stock was repurchased following the approval of the new plan, 3.5 million shares of common stock remain available for repurchase under the plan. Luxembourg law limits share repurchases to approximately the balance of Altisource Portfolio Solutions S.A.’s retained earnings less treasury shares. The distribution of Residential and AAMC to our shareholders reduced our retained earnings which will limit our ability to repurchase shares for a period of time. Our debt agreement also contains limits on our ability to repurchase our common stock which will limit the amount we can spend on share repurchases in any year and may prevent repurchases in certain circumstances.

Factors Affecting Comparability

The following items may impact the comparability of our results:

•            On average, Ocwen serviced 0.8 million loans for the year ended December 31, 2012 compared to 0.5 million and 0.4 million loans for the years ended December 31, 2011 and 2010, respectively;

•            In December 2013, we separated the Residential Asset Businesses from Altisource and capitalized the Residential Asset Businesses with $105 million.  In connection with the separation and distribution of Residential and AAMC, we incurred one-time expenses of $2.7 million in 2012.  We also incurred $1.0 million of expenses related to the build out of our rental property management capabilities;

•            In November 2012, we borrowed $200.0 million under a senior secured term loan agreement.  Interest expense, including amortization of debt issuance costs and debt discount, totaled $1.2 million in 2012 (no comparative amounts in 2011 or 2010);

•            We repurchased 0.3 million and 1.6 million shares of our common stock under our stock repurchase program during the 2012 and 2011, respectively;

•            Effective January 2011, we modified our pricing for IT infrastructure and support services within our Technology Services segment from a rate card model primarily based on headcount to a fully loaded cost plus mark-up where cost is allocated based on the underlying cost driver.  This model applies to the IT infrastructure and support amounts charged to Ocwen as well as internal allocations. The impact of this change is discussed further in the Technology Services segment;

•            In April 2011, we acquired Springhouse, an appraisal management company that utilizes a nationwide panel of appraisers to provide real estate appraisals principally to mortgage originators, including the members of Lenders One, and real estate asset managers;

•            In July 2011, we acquired the assembled workforce of a sub-contractor in India that performs asset recovery services (“Tracmail”);

•            In the fourth quarter of 2010, we recognized $2.8 million of goodwill impairment related to the Financial Services segment;

•            In June 2010, we received a favorable tax ruling regarding the treatment of certain intangible assets that exist for purposes of determining our taxable income.  The ruling was retroactive to the date of Separation from Ocwen.  As a result of the ruling, we recognized a $3.4 million credit attributable to 2009 in the second quarter 2010 and

•            In February 2010, we acquired all of the outstanding membership interest of MPA which was formed for the purpose of managing Lenders One.  The results of operations of Lenders One have been consolidated since the acquisition date in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 810, Consolidation.

CONSOLIDATED RESULTS OF OPERATIONS

Summary Consolidated Results

Following is a discussion of our consolidated results of operations for the years ended December 31, 2012, 2011 and 2010.  For a more detailed discussion of the factors that affected the results of our business segments in these periods, see “Segment Results of Operations” below.

The following table sets forth information regarding our results of operations for the years ended December 31:

		% Increase		% Increase
(in thousands, except per share data)	2012	/ (decrease)	2011	/ (decrease)	2010

Service revenue
Mortgage Services	$351,908	56	$224,942	66	$135,680
Financial Services	63,979	(8)	69,231	(7)	74,718
Technology Services	74,189	32	56,094	8	52,013
Eliminations	(23,147)	(49)	(15,509)	(1)	(15,385)
	466,929	39	334,758	36	247,026
Reimbursable expenses	96,147	17	82,074	73	47,449
Non-controlling interests	5,284	(23)	6,855	(1)	6,903
Total revenue	568,360	34	423,687	41	301,378
Cost of revenue	366,201	33	275,849	46	189,059
Gross profit	202,159	37	147,838	32	112,319
Selling, general and administrative expenses	74,712	20	62,131	8	57,352
Income from operations	127,447	49	85,707	56	54,967
Other (expense) income, net:
Interest expense	(1,210)	N/M	(85)	29	(119)
Other (expense) income, net	(1,588)	N/M	288	(69)	923
Total other (expense) income, net	(2,798)	N/M	203	(75)	804
Income before income taxes and non-controlling interests	124,649	45	85,910	54	55,771
Income tax (provision) benefit	(8,738)	(10)	(7,943)	N/M	403
Net income	115,911	49	77,967	39	56,174
Net income attributable to non-controlling interests	(5,284)	23	(6,855)	1	(6,903)
Net income attributable to Altisource	$110,627	56	$71,112	44	$49,271

Margins:
Gross profit/service revenue	43%		44%		45%
Income from operations/service revenue	27%		26%		22%

Earnings per share:
Basic	$4.74	62	$2.92	49	$1.96
Diluted	$4.43	60	$2.77	47	$1.88

N/M — not meaningful.

Revenue

We recognized service revenue of $466.9 million, $334.8 million and $247.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. The growth in service revenue over the three year period was driven by the growth in Ocwen’s servicing portfolio coupled with our ongoing expansion of mortgage and real estate portfolio management services.  Service revenue growth was also driven by an increase in origination related services provided to Lenders One members and growth in Financial Services’ customer relationship management business. Partially offsetting our service revenue growth was a decline in Financial Services segment revenue in our asset recovery management business. This business was impacted by lower credit card charge off placements and a shift of existing services from higher cost to lower cost geographies with corresponding lower fees from our customers for these services.

The increase in revenue from reimbursable expenses over the three year period is due primarily to the increase in our asset management services and closing and insurance services businesses in the Mortgage Services segment over the same period.

Our revenues are impacted by seasonality. More specifically, Financial Services asset recovery revenue tends to be higher in the first quarter and generally declines throughout the year. Mortgage Services revenue is impacted by REO sales which tend to be at their lowest level during the fall and winter months and highest during the spring and summer months.

Cost of Revenue and Gross Profit

Cost of revenue principally includes payroll and employee benefits associated with personnel employed in customer service and operations roles, fees paid to external providers related to the provision of services, reimbursable expenses, technology and telephony expenses as well as depreciation and amortization of operating assets.

We recognized cost of revenue of $366.2 million, $275.8 million and $189.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. The increase in cost of revenue over the three year period is directly attributable to compensation, technology and vendor costs associated with the growth in Ocwen’s servicing portfolio and higher costs in our Technology Services segment as we continue to invest in the development of our next generation technology and infrastructure.

Gross profit as a percentage of service revenue was 43%, 44% and 45% for the years ended December 31, 2012, 2011 and 2010, respectively. Our gross margins can vary significantly from period to period.  The most significant factors contributing to variability include the mix of services delivered, timing of investments in new services, hiring of staff in advance of new business and the timing of when loans are boarded by our customers.  Gross profit as a percentage of service revenue decreased over the three year period primarily from higher costs in our Technology Services segment as we continue to invest in the development of our next generation technology.  Gross profit as a percentage of service revenue further declined in 2012 from the costs incurred to develop the rental property management business and the growth of the lower margin origination services business.

Selling, General and Administrative Expenses and Income from Operations

SG&A includes payroll for personnel employed in executive, finance, legal, human resources, vendor management, risk and six sigma roles.  This category also includes occupancy costs, professional fees, depreciation and amortization on non-operating assets.

We recognized SG&A of $74.7 million, $62.1 million and $57.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. Our operating margins were 27%, 26% and 22%, respectively, as a percentage of each year’s service revenue. Income from operations as a percentage of service revenue is improving as SG&A is growing at a slower pace than service revenue. The benefit was partially offset in 2012 by costs associated with the separation of Residential and AAMC.

On an absolute basis, the increase in SG&A for the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily due to a $6.2 million increase in occupancy related costs primarily from the addition of new leased facilities and equipment to support our growth.  In addition, other SG&A increased $4.2 million from higher marketing costs related to Hubzu, travel expenses primarily associated with the management of our global operations and higher bad debt expense.  Finally, professional services increased primarily from $2.2 million of expenses incurred in connection with the Separation of the Residential Asset Businesses. Partially offsetting these increases was lower compensation expense of $1.2 million primarily due to the reversal in the first quarter of share-based compensation and incentive compensation expense related to the departure of an executive officer in March 2012.

Income Tax Provision (Benefit)

We recognized an income tax provision (benefit) of $8.7 million, $7.9 million and $(0.4) million in 2012, 2011 and 2010, respectively.  The effective tax rate in all three periods differs from the Luxembourg statutory tax rate of 28.8% primarily because of the effect of a favorable tax ruling in Luxembourg in 2010 and the mix of income and losses and varying tax rates in multiple taxing jurisdictions.  Our effective tax rate was 7.0%, 9.2% and (0.7)% for 2012, 2011 and 2010, respectively.

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

SEGMENT RESULTS OF OPERATIONS

The following section provides a discussion of pre-tax results of operations of our business segments for the years ended December 31, 2012, 2011 and 2010. Transactions between segments are accounted for as third-party arrangements for purposes of presenting Segment Results of Operations.  Intercompany transactions primarily consist of IT infrastructure services and charges for the use of certain REALSuite applications from our Technology Services segment to our other two segments. Generally, we reflect these charges within technology and communications expense in the segment receiving the services, except for consulting services, which we reflect in professional services expense.

Financial information for our segments is as follows:

	For the year ended December 31, 2012
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue
Service revenue	$351,908	$63,979	$74,189	$(23,147)	$466,929
Reimbursable expenses	95,604	543	—	—	96,147
Non-controlling interests	5,284	—	—	—	5,284
	452,796	64,522	74,189	(23,147)	568,360
Cost of revenue	285,586	46,737	54,634	(20,756)	366,201
Gross profit	167,210	17,785	19,555	(2,391)	202,159
Selling, general and administrative expenses	25,099	13,415	8,888	27,310	74,712
Income from operations	142,111	4,370	10,667	(29,701)	127,447
Other expense, net	(1,713)	(27)	(25)	(1,033)	(2,798)
Income before income taxes and non-controlling interests	$140,398	$4,343	$10,642	$(30,734)	$124,649

Margins:
Gross profit/service revenue	48%	28%	26%	N/M	43%
Income from operations/service revenue	40%	7%	14%	N/M	27%

Transactions with related parties:
Revenue	$306,774	$208	$31,245	$—	$338,227
Selling, general and administrative expenses	$57	$—	$—	$2,373	$2,430
Other income	$—	$—	$—	$86	$86

N/M — not meaningful.

	For the year ended December 31, 2011
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue
Service revenue	$224,942	$69,231	$56,094	$(15,509)	$334,758
Reimbursable expenses	80,124	1,950	—	—	82,074
Non-controlling interests	6,855	—	—	—	6,855
	311,921	71,181	56,094	(15,509)	423,687
Cost of revenue	202,035	51,096	36,874	(14,156)	275,849
Gross profit	109,886	20,085	19,220	(1,353)	147,838
Selling, general and administrative expenses	15,278	15,634	4,867	26,352	62,131
Income from operations	94,608	4,451	14,353	(27,705)	85,707
Other (expense) income, net	248	(34)	(49)	38	203
Income before income taxes and non-controlling interests	$94,856	$4,417	$14,304	$(27,667)	$85,910

Margins:
Gross profit/service revenue	49%	29%	34%	N/M	44%
Income from operations/service revenue	42%	6%	26%	N/M	26%

Transactions with related parties:
Revenue	$223,184	$266	$21,812	$—	$245,262
Selling, general and administrative expenses	$—	$—	$—	$1,893	$1,893

N/M — not meaningful.

	For the year ended December 31, 2010
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue
Service revenue	$135,680	$74,718	$52,013	$(15,385)	$247,026
Reimbursable expenses	44,550	2,899	—	—	47,449
Non-controlling interests	6,903	—	—	—	6,903
	187,133	77,617	52,013	(15,385)	301,378
Cost of revenue	117,691	56,575	28,909	(14,116)	189,059
Gross profit	69,442	21,042	23,104	(1,269)	112,319
Selling, general and administrative expenses	13,718	20,739	4,985	17,910	57,352
Income from operations	55,724	303	18,119	(19,179)	54,967
Other (expense) income, net	781	(50)	(60)	133	804
Income before income taxes and non-controlling interests	$56,505	$253	$18,059	$(19,046)	$55,771

Margins:
Gross profit/service revenue	51%	28%	44%	N/M	45%
Income from operations/service revenue	41%	0%	35%	N/M	22%

Transactions with related parties:
Revenue	$135,655	$166	$19,167	$—	$154,988
Selling, general and administrative expenses	$—	$—	$—	$1,056	$1,056

N/M — not meaningful.

Mortgage Services

Revenue

Revenue by service line was as follows for the years ended December 31:

		% Increase		% Increase
(in thousands)	2012	/ (decrease)	2011	/ (decrease)	2010

Service revenue
Asset management services	$107,480	65	$64,975	75	$37,079
Closing and insurance services	85,601	52	56,496	104	27,754
Residential property valuation	80,322	55	51,785	55	33,502
Default management services	50,224	52	32,975	54	21,413
Origination management services	28,281	51	18,711	17	15,932
Total service revenue	351,908	56	224,942	66	135,680

Reimbursable expenses:
Asset management services	92,992	22	76,511	83	41,920
Default management services	426	(88)	3,497	50	2,328
Closing and insurance services	2,186	N/M	116	(62)	302
Total reimbursable expenses	95,604	19	80,124	80	44,550

Non-controlling interests	5,284	(23)	6,855	(1)	6,903
Total revenue	$452,796	45	$311,921	67	$187,133

Transactions with related parties:
Asset management services	$181,948	33	$136,685	73	$78,999
Residential property valuation	73,406	51	48,734	50	32,525
Closing and insurance services	37,849	42	26,733	54	17,379
Default management services	13,548	23	11,032	63	6,752
Origination management services	23	N/M	—	N/M	—
Total	$306,774	37	$223,184	65	$135,655

N/M — not meaningful.

Revenue growth in all of the business lines, except origination management services, during the three year period was driven by the growth in Ocwen’s servicing portfolio and expansion in services provided. Additionally, a portion of the growth in closing and insurance services from 2010 to 2011 is from an increased capture rate of Ocwen’s referrals as we continued to expand our geographic presence.  A portion of the growth in asset management services is from (1) a higher capture rate of REO sales through the time-limit bidding process resulting in a higher percentage commission and (2) an increase in the average REO sales price.

The higher origination management services revenue over the three year period is from higher overall originations volume, the increase in number of Lenders One members and the incremental roll-out and capture of origination related services to the members.  The number of Lenders One members as of December 31, 2012, 2011 and 2010 were 241 members, 214 members and 179 members, respectively.

Cost of Revenue and Gross Profit

Cost of revenue consists of the following for the years ended December 31:

		% Increase		% Increase
(in thousands)	2012	/ (decrease)	2011	/ (decrease)	2010

Compensation and benefits	$53,842	44	$37,264	81	$20,584
Outside fees and services	116,323	57	73,888	64	45,135
Reimbursable expenses	95,604	19	80,124	80	44,550
Technology and communications	18,509	82	10,150	42	7,160
Depreciation and amortization	1,308	115	609	132	262

Cost of revenue	$285,586	41	$202,035	72	$117,691

Cost of revenue increased over the three year period from costs related to the growth in Ocwen’s servicing portfolio as well as the development of closing and title services in 2011, new origination related services in 2012 and new rental property management services in 2012.

Gross profit as a percentage of service revenue was 48%, 49% and 51% for the years ended December 31, 2012, 2011 and 2010, respectively. The most significant factors impacting gross profit as a percent of service revenue were the mix of services provided (growth of the lower margin origination related appraisals in 2012 as we focused on the sale of these services to the Lenders One members during the periods presented); costs incurred in 2012 to develop the rental property management business including the separation of Residential and AAMC; use of outside providers in 2011 to support the growth in residential property valuation services and a higher level of technology expenses to support our continued growth.  Although we have been able to generally maintain our margins in periods of accelerated growth, over time we will seek to reduce employee and vendor costs as a percent of service revenue principally through deployment of our next generation vendor, process and payment management technologies which began in the second half of 2012 and will continue through 2014.

Our margins can vary substantially depending upon when servicing is acquired by Ocwen.  Typically, compensation and benefits will increase in anticipation of a servicing portfolio acquisition as we hire and train personnel to deliver services in advance of the actual boarding of loans by Ocwen.  Subsequently, as new loans are boarded, for the first couple of months post boarding, we tend to deliver an elevated level of valuations and pre-foreclosure services for which we incur substantially more outside fees and services when compared to asset management services.

Selling, General and Administrative Expenses and Income from Operations

SG&A expenses increased on an absolute basis over the three year period principally due to the growth in the Mortgage Services segment which required investments in leased facilities and related occupancy costs, technology and other general and administrative costs.  Also contributing to the increase in both periods was higher marketing costs related to Hubzu, travel expenses primarily associated with the management of our global operations, higher bad debt expense in line with our higher levels of revenue and costs in 2012 associated with the separation of Residential and AAMC.

Income from operations as a percentage of service revenue, however, declined in 2012 compared to 2011 due to the lower gross profit margins in 2012, costs associated with the separation of Residential and AAMC partially offset by stabilization of SG&A on higher service revenue. Excluding the costs to develop the rental property management business and the costs associated with the separation of Residential and AAMC, our income from operations as a percentage of service revenue would have been 44% in 2012.

Financial Services

Revenue

Revenue by service line was as follows for the years ended December 31:

		% Increase		% Increase
(in thousands)	2012	/ (decrease)	2011	/ (decrease)	2010

Service revenue
Asset recovery management	$29,582	(21)	$37,371	(17)	$45,151
Customer relationship management	34,397	8	31,860	8	29,567
Total service revenue	63,979	(8)	69,231	(7)	74,718

Reimbursable expenses:
Asset recovery management	543	(72)	1,950	(33)	2,899
Total reimbursable expenses	543	(72)	1,950	(33)	2,899

Total revenue	$64,522	(9)	$71,181	(8)	$77,617

Transactions with related parties:
Asset recovery management	$208	(22)	$266	60	$166

Financial Services revenue declined over the three year period due to a decline in revenue from asset recovery management services. The decline was primarily due to the shift of existing services for one of the segment’s largest customers to a lower cost geography with corresponding lower fees from our customer for these services and a decline in total placements as a result of lower credit card delinquencies. Partially offsetting this decline, service revenue in customer relationship management increased over the same periods. Our global delivery platform consists of highly trained specialists in various geographic regions.  The use of specialists in certain countries may result in lower commission rates paid by clients but results in higher margins principally due to the lower employee cost structure.

Cost of Revenue and Gross Profit

Cost of revenue consists of the following for the years ended December 31:

		% Increase		% Increase
(in thousands)	2012	/ (decrease)	2011	/ (decrease)	2010

Compensation and benefits	$32,700	10	$29,764	(4)	$30,948
Outside fees and services	5,598	(52)	11,587	(25)	15,417
Reimbursable expenses	543	(72)	1,950	(33)	2,899
Technology and communications	7,221	(7)	7,784	7	7,298
Depreciation and amortization	675	N/M	11	(15)	13

Cost of revenue	$46,737	(9)	$51,096	(10)	$56,575

N/M — not meaningful.

In July 2011, we purchased the assembled workforce of a sub-contractor in India that performs asset recovery services. For periods prior to the acquisition, the costs paid to the sub-contractor were included in outside fees and services.  Since the acquisition, these costs have been recorded according to the nature of the expenses and are included in compensation and benefits and technology and communications expenses (included in cost of revenue ) or occupancy related costs and other (included in SG&A).

Cost of revenue as a percentage of service revenue has remained flat over the periods presented as we have actively worked to manage our cost structure in a declining revenue environment.  We principally managed our cost structure through a reduction in compensation and benefit costs both through a reduction in overall headcount as well as expanding our use of our global workforce.

Gross profit as a percentage of service revenue remained consistent over the three year period. We are focusing on both sales growth and operating efficiencies to grow earnings in this segment. We believe 2013 will be a turning point in our earnings.  By the second quarter of 2012, we will have completed a multi-year process of consolidating three operating platforms into one.  This simplifies our operating infrastructure, improves our workforce efficiency and flexibility and lowers our technology costs.  We also anticipate benefitting from our 2012 investment in a sales team to develop a pipeline of new business.  We intend to pursue growth from existing customers and deeper penetration of the industries we currently serve, including our planned expansion of collections services for charged off mortgages.

Selling, General and Administrative Expenses and Income from Operations

On an absolute basis, SG&A expenses decreased over the three year period principally from lower compensation costs as a result of shifting work in our global delivery platform as discussed in the revenue section above and as a result of decreased depreciation and amortization (related to assets no longer utilized by this segment). SG&A in 2010 includes a $2.8 million goodwill impairment recorded in the fourth quarter of 2010 (no impairment recorded in 2011 or 2012).

Operating income as a percentage of service revenue improved from 0% for the year ended December 31, 2010 to 7% for the year ended December 31, 2012 as a result of the declines in SG&A expenses.

Technology Services

Revenue

Revenue by service line was as follows for the years ended December 31:

		% Increase		% Increase
(in thousands)	2012	/ (decrease)	2011	/ (decrease)	2010

Revenue:
REALSuite	$41,702	19	$34,926	12	$31,214
IT infrastructure services	32,487	53	21,168	2	20,799
Total revenue	$74,189	32	$56,094	8	$52,013

Transactions with related parties:
REALSuite	$18,245	38	$13,253	18	$11,226
IT infrastructure services	13,000	52	8,559	8	7,941
Revenue	$31,245	43	$21,812	14	$19,167

The increase in REALSuite revenue over the three year period was driven by the growth in Ocwen’s servicing portfolio. An increase in flood certification services to Lenders One members also contributed to the increase in 2012 as compared to 2011.  We began offering flood certification services in early 2011.

The increase in IT infrastructure services revenue over the three year period reflects the growth experienced by our Mortgage Services segment and by Ocwen.  IT infrastructure services are billed on a cost plus basis.  As such, the increase in cost to support headcount growth in both Altisource and Ocwen resulted in a corresponding increase in revenue in the Technology Services segment. The increase in 2011 compared to 2010 was partially offset by the change in pricing effective January 1, 2011 as discussed in “Factors Affecting Comparability” above.

The services provided to our other segments are eliminated in consolidation but are included as revenue in Technology Services and as a component of technology and communications expense in our other segments for segment presentation purposes.

Cost of Revenue and Gross Profit

Cost of revenue consists of the following for the years ended December 31:

		% Increase		% Increase
(in thousands)	2012	/ (decrease)	2011	/ (decrease)	2010

Compensation and benefits	$26,602	71	$15,519	38	$11,259
Outside fees and services	1,690	132	727	N/M	31
Technology and communications	18,159	21	14,994	23	12,206
Depreciation and amortization	8,183	45	5,634	4	5,413

Cost of revenue	$54,634	48	$36,874	28	$28,909

N/M — not meaningful.

Cost of revenue increased over the three year period from hiring additional and more expensive personnel to support the development of our next generation REALSuite software, increased technology and communications costs from the addition of new facilities and the expansion of existing facilities.  Outside fees and services increased in 2012 associated with the increase in flood certification services provided to Lenders One members.  Technology and communications costs increased principally due to the addition of new facilities, expansion of existing facilities and increased licensing fees for software to support our growth. We expect cost of revenue in the Technology Services segment to increase as we continue to invest in personnel to support our development initiatives.

Gross profit as a percentage of service revenue declined during the three year period as we experienced faster growth in the lower margin IT infrastructure services and incurred higher costs in the development of our next generation technology.

Selling, General and Administrative Expenses and Income from Operations

On an absolute basis, SG&A expenses increased in 2012 compared to 2011 primarily due to an increase in occupancy costs. SG&A expenses in 2011 were comparable to those in 2010.

Income from operations as a percentage of service revenue declined over the three year period as a result of the revenue and expense fluctuations described above.

Corporate Items and Eliminations

Our Corporate segment includes costs recognized by us related to corporate support functions including executive, finance, legal, human resources, vendor management, risk and six sigma. It also includes eliminations of transactions between the reporting segments.

Corporate costs increased in 2012 compared to 2011 primarily due to increased lease costs related to the build out of new facilities to support our growth.  We reflect initial lease costs in our Corporate segment until the facilities reach a certain level of occupancy by the business operations at which time the cost is reflected in the respective business unit’s financial statements. Partially offsetting the increase in 2012 was the reversal in the first quarter of 2012 of share-based compensation and incentive compensation expense of $1.0 million related to the departure of an Executive Officer in March 2012.  As a percentage of total consolidated service revenue, Corporate operating expenses decreased from 8.3% in 2011 to 6.4% in 2012 as SG&A is growing at a slower pace than service revenue.

Corporate costs increased in 2011 as compared to 2010.  During 2011, we incurred a full year of costs for those employees hired during 2010 and also hired additional resources principally focused on legal, compliance and quality assurance.  As a result, our expenses associated with related professional fees decreased. In addition, lease costs increased related to the build out of new facilities to support Ocwen’s growth.  As a percentage of total consolidated Service Revenue, Corporate expenses in 2011were essentially flat compared to 2010.

The elimination of intercompany revenue increased over the three year period due to growth in our operations over the same period.  These transactions primarily consist of IT infrastructure services as well as charges for the use of certain REALSuite applications from our Technology Service segment to our other two segments.  While the expenses are recognized in the Mortgage Services and Financial Services segments above, the elimination of these expenses are reflected in Corporate items and eliminations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We seek to deploy excess cash generated in a disciplined manner.  Principally, we intend to use excess cash to repay our senior secured term loan (as described below) and develop complementary services and businesses that we believe will generate attractive margins in line with our core capabilities. Further, we plan to evaluate potential acquisitions that align with our vision and accelerate the achievement of our strategic objectives.

On January 31 2013, we entered into letters of intent with Ocwen to acquire for a combined purchase price of $218.6 million certain fee based businesses associated with Ocwen’s acquisition of Homeward Residential and the anticipated acquisition of the ResCap servicing portfolio. The fee based business acquisitions are strategically valuable as they will help us maintain our business model with Ocwen, expand our footprint and provide significant revenue and earnings growth.

Senior Secured Term Loan

On November 27, 2012, we entered into a seven-year senior secured term loan facility agreement (the “Credit Agreement”), with Bank of America, N.A. as administrative agent pursuant to which we borrowed $200 million (the “Senior Secured Term Loan”).

A portion of the proceeds was used to capitalize Residential and AAMC (as described in “Separation of Residential Asset Businesses” in Item 1 of Part I, “Business”) and to pay certain fees, commissions and expenses in connection with the Credit Agreement. On December 27, 2012, we also used a portion of the proceeds to advance $75.0 million to Ocwen under a senior unsecured term loan agreement (the “Ocwen Term Loan”) (See Note 4 to the consolidated financial statements for further information). The proceeds may also be used for general corporate purposes including acquisitions and investments permitted under the Credit Agreement.

The Senior Secured Term Loan must be repaid in equal consecutive quarterly principal installments, commencing on March 29, 2013, equal to 0.25% of the initial principal amount of such loans with final payment of all amounts outstanding, plus accrued and unpaid interest, due on November 27, 2019. Interest payments are due monthly. The interest rate as of December 31, 2012 was 5.75%.

Our debt covenants limit, among other things, our ability to incur additional debt. In the event we needed additional liquidity, our ability to obtain it may be limited by the Senior Secured Term Loan.

Cash Flows

The following table presents our cash flows for the years ended December 31:

		% Increase		% Increase
(dollars in thousands)	2012	/ (decrease)	2011	/ (decrease)	2010

Net income adjusted for non-cash items	$145,672	51	$96,657	30	$74,564
Working capital	(29,143)	N/M	14,954	169	(21,752)
Cash flow from operating activities	116,529	4	111,611	111	52,812
Cash flow from investing activities	(110,563)	(234)	(33,070)	16	(39,489)
Cash flow from financing activities	67,411	198	(68,550)	(217)	(21,645)
Net change in cash	73,377	N/M	9,991	220	(8,322)
Cash and cash equivalents at beginning of period	32,125	45	22,134	(27)	30,456
Cash and cash equivalents at end of period	$105,502	228	$32,125	45	$22,134

N/M — not meaningful.

Cash Flows from Operating Activities

Cash flows from operating activities are generally the cash effects of transactions and events that factor into the determination of net income.  For the year ended December 31, 2012, we generated $116.5 million in cash flows from operations, or approximately $0.25 per dollar of service revenue, compared to $111.6 million of cash flows from operations, or approximately $0.33 per dollar of service revenue in 2011.   The increase in cash flow from operating activities compared to 2011 is primarily due to the increase in net income substantially offset by a decline in working capital principally due to higher accounts receivable. The reduction in cash flow from operations per service revenue dollar when compared to 2011 is the result of higher growth in accounts receivable in 2012 compared to 2011. We anticipate a more normalized level of accounts receivable in the first quarter of 2013.

In periods of growth, operating cash flow per service revenue dollar can be negatively impacted because of the nature of some of our services. Certain services are performed immediately following or shortly after the referral, but the collection of the receivable does not occur until a specific event occurs (i.e., the foreclosure is complete, the REO asset is sold, etc.). As we continue to grow, our receivables will also grow, and our cash flow from operations may be negatively impacted when comparing one period to another.

The significant increase in operating cash flows in 2011 compared to 2010 primarily reflects our profitability, adjusted for non-cash items, as a result of our year-over-year growth in mortgage-related services as well as a focused effort to improve our working capital position.

Cash Flows from Investing Activities

Cash flows used in investing activities in 2012 include $75.0 million that we loaned Ocwen. It also includes $35.6 million of capital expenditures related to investments in a disaster recovery center and capital expenditures associated with facility build-outs and investments in the next generation of our own REALSuite of products. Of the capital expenditure amount, approximately $12.0 million is for the new disaster recovery center.

During 2011, we invested $15.0 million in Correspondent One.  In addition, we acquired Springhouse for net consideration of $1.8 million and Tracmail for net consideration of $0.7 million. Finally, we spent $16.4 million on capital expenditures principally consisting of technology investments and leasehold improvements necessary to facilitate our growth.

The largest use of cash flows for investing activities in 2010 was the acquisition of MPA for $26.8 million, net of cash acquired.

Cash Flows from Financing Activities

In November 2012, we entered into a $200.0 million Senior Secured Term Loan and capitalized $4.3 million in related debt issuance costs. A total of $105.0 million of the proceeds were distributed in December 2012 in connection with the Separation of the Residential Asset Businesses.

The largest use of cash flows in financing activities in the years ended December 31, 2011 and 2010 was the repurchase of shares for $62.2 million and $17.8 million, respectively.  We also repurchased $16.8 million of shares in 2012. Beginning in the second quarter of 2012, we temporarily halted our share buyback program as described in the “Overview” section above.

Additional activities in all three years include receipt of funds associated with stock option exercises and payments to non-controlling interests.

Liquidity Requirements after December 31, 2012

We began limiting our repurchase of outstanding shares in the first quarter of 2012 and did not repurchase any shares during the remainder of 2012 in anticipation of cash needed to execute on our growth initiatives (see “Growth Initiatives” in the overview section of this MD&A). Assuming management concludes share repurchases remain an effective deployment of our capital, we may resume repurchases in 2013.

During the first quarter of 2013, we expect to distribute $1.1 million to the Lenders One members representing non-controlling interests.

On January 31, 2013, we entered into letters of intent with Ocwen to acquire for a combined purchase price of $218.6 million certain fee based businesses associated with Ocwen’s acquisition of Homeward Residential and the anticipated acquisition of the ResCap servicing portfolio (see Note 23 of the accompanying consolidated financial statements).

Management is not aware of any other trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way (see also “Contractual Obligations, Commitments and Contingencies” below).

Capital Resources

We believe that we will generate sufficient cash flow to fund operations, capital expenditures and required debt and interest payments.  Were we to need additional capital, we believe that we have adequate access to both debt and equity capital markets.

CRITICAL ACCOUNTING JUDGMENTS

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Note 2 to the consolidated financial statements. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Revenue Recognition

We recognize revenue from the services we provide in accordance with ASC Topic 605, Revenue Recognition. ASC Topic 605 sets forth guidance as to when revenue is realized or realizable and earned which is generally when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been performed; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. Generally, the contract terms for these services are relatively short in duration, and we recognize revenue as the services are performed either on a per unit or a fixed price basis. Our revenue recognition policies are detailed in Note 2 to the consolidated financial statements.  Significant areas of judgment include the period over which we recognize property preservation revenue, certain default management services revenue, certain insurance program management fees and the determination of fair value for certain IT infrastructure services we provide Ocwen, HLSS, Residential and AAMC.  Management considers historical information and other third-party objective evidence on a periodic basis in determining the appropriate revenue recognition.

Goodwill and Identifiable Intangible Assets

Goodwill.  We evaluate goodwill for impairment annually during the fourth quarter or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable.  We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment share and general economic conditions. Certain estimates of discounted cash flows involve businesses and geographies with limited financial history and developing revenue models.

Based on the fourth quarter 2012 and 2011 analyses, management concluded no impairment was indicated given the fair value for the associated reporting units was substantially in excess of the book value.

In 2010, we recognized a goodwill impairment loss of $2.8 million related to the Financial Services segment.  We considered both quantitative and qualitative factors including past performance and execution risk in arriving at the impairment.

Identifiable Intangible Assets.  Identified intangible assets consist primarily of customer lists, acquired trade names and trademarks. Definite-lived intangible assets are tested for impairment whenever events or changes in circumstances occur indicating the carrying amount of the asset may not be recoverable. An impairment loss would be recognized for an intangible asset if its carrying value exceeds its fair value.

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

We hold customers’ assets in escrow at various financial institutions pending completion of certain real estate activities.  These amounts are held in escrow for limited periods of time generally consisting of a few days and are not included in the accompanying consolidated balance sheets.  Amounts held in escrow were $47.2 million and $17.7 million at December 31, 2012 and 2011, respectively.

Contractual Obligations, Commitments and Contingencies

Our long-term contractual obligations generally include our long-term debt and operating lease payments on certain of our property and equipment. The following table sets forth information relating to our contractual obligations as of December 31, 2012:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Non-cancelable operating lease obligations	$27,819	$9,022	$12,326	$6,471	$—
Capital lease obligations — principal	233	233	—	—	—
Long-term debt	200,000	2,000	4,000	4,000	190,000
Contractual interest payments(1)	83,126	12,449	24,456	23,878	22,343

Total	$311,178	$23,704	$40,782	$34,349	$212,343

(1)             Represents estimated future interest payments on our Senior Secured Term Loan and also our capital leases based on applicable interest rates as of December 31, 2012.

For further information, see Notes 13 and 20 to the consolidated financial statements.

Related Parties

Ocwen

For the year ended December 31, 2012, we generated segment revenue from Ocwen of $306.8 million for Mortgage Services, $0.2 million for Financial Services and $31 million for Technology Services. Services provided to Ocwen during such periods included residential property valuation, real estate asset management and sales, trustee management services, property inspection and preservation, closing and insurance services, charge-off second mortgage collections, core technology back office support and multiple business technology services and license fees including for our REALSuite of products. We provided all services at rates we believe to be comparable to market rates.

For the year ended December 31, 2012, we billed Ocwen $2.7 million and Ocwen billed us $2.4 million for support services provided under the agreements described in Note 4 to the consolidated financial statements. These amounts are reflected as components of selling, general and administrative expenses in the consolidated statements of operations.

On December 27, 2012, we loaned $75.0 million to Ocwen under an unsecured term loan agreement. Interest payments are due quarterly.  The interest rate at December 31, 2012 was 8.25%.  See Note 4 to the consolidated financial statements for further information.

Correspondent One and HLSS

For the year ended December 31, 2012, we billed Correspondent One $0.4 million under a services agreement.  For the year ended December 31, 2012, we billed HLSS $0.6 million under a services agreement. These amounts are reflected as components of SG&A in the consolidated statements of operations.

We also provide certain origination related services to Correspondent One.  We earned revenue of $0.3 million for the year ended December 31, 2012 from the provision of these services.

Residential and AAMC

For purposes of governing certain of the ongoing relationships between Altisource, Residential and AAMC after the Separation of the Residential Asset Businesses, and to provide for an orderly transition to the status of three independent companies, we entered into the following agreements with Residential and AAMC (see Note 4 to the consolidated financial statements for a description of these agreements):

•                  Separation Agreement(1);

•                  Master Services Agreement(2);

•                  Support Services Agreement(1);

•                  Tax Matters Agreement(1);

•                  Trademark License Agreement(1) and

•                  Technology Products Services Agreement(3).

(1) Separate agreements with Residential and AAMC

(2) Agreement with Residential only

(3) Agreement with AAMC only

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Our financial market risk consists primarily of interest rate risk and foreign currency exchange risk.

Interest Rate Risk

As of December 31, 2012, we are paying interest on the Senior Secured Term Loan at the Adjusted Eurodollar Rate (with a minimum floor of 1.25%) plus 4.5%.

As of December 31, 2012, we are receiving interest on the Ocwen Term Loan equal to the Eurodollar Rate (as defined in the agreement) plus 6.75% provided that the Eurodollar Rate shall at no time be less than 1.50%.  In certain circumstances, we may require the Ocwen Term Loan to bear interest at the Base Rate (as defined in the agreement) which shall at no time be less than 8.25%.

Based on principal amounts outstanding at December 31, 2012, a one percent increase in the Eurodollar Rate would not impact our annual interest expense as the interest rate would remain below the minimum required rates under these agreements.

Foreign Currency Exchange Risk

We are exposed to currency risk from the potential changes in currency values of our foreign currency denominated assets, liabilities, and cash flows. Our most significant foreign currency exposures relate to the Euro and Indian Rupee.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Altisource Portfolio Solutions S.A.:

We have audited the accompanying consolidated balance sheets of Altisource Portfolio Solutions S.A. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, consolidated statements of equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Altisource Portfolio Solutions S.A. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the consolidated financial statements, the Company has entered into significant transactions with Ocwen Financial Corporation, a related party.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 13, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Altisource Portfolio Solutions S.A.:

We have audited the internal control over financial reporting of Altisource Portfolio Solutions S.A. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 13, 2013 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding significant transactions with Ocwen Financial Corporation, a related party.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 13, 2013

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$105,502	$32,125
Accounts receivable, net	88,955	52,005
Prepaid expenses and other current assets	7,618	5,002
Deferred tax assets, net	1,775	1,133
Total current assets	203,850	90,265

Premises and equipment, net	50,399	25,600
Deferred tax assets, net	4,073	4,373
Intangible assets, net	56,586	64,950
Goodwill	14,915	14,915
Investment in equity affiliate	12,729	14,470
Loan to Ocwen	75,000	—
Other assets	11,674	9,586
Total assets	$429,226	$224,159

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$58,976	$44,867
Current portion of long-term debt	2,000	—
Current portion of capital lease obligations	233	634
Other current liabilities	10,423	9,939
Total current liabilities	71,632	55,440

Long-term debt, less current portion	196,027	––
Capital lease obligations, less current portion	––	202
Other non-current liabilities	1,738	2,574

Commitment and contingencies (Note 20)

Equity:
Common stock ($1.00 par value; 100,000 shares authorized;
25,413 issued and 23,427 outstanding as of December 31, 2012;
25,413 issued and 23,405 outstanding as of December 31, 2011)	25,413	25,413
Additional paid-in-capital	86,873	83,229
Retained earnings	124,127	126,161
Treasury stock, at cost (1,986 shares as of December 31, 2012 and 2,008 shares as of December 31, 2011)	(77,954)	(72,048)
Altisource equity	158,459	162,755

Non-controlling interests	1,370	3,188
Total equity	159,829	165,943

Total liabilities and equity	$429,226	$224,159

See notes to consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Consolidated Statements of Operations

(in thousands, except per share data)

	For the years ended December 31,
	2012	2011	2010

Revenue	$568,360	$423,687	$301,378
Cost of revenue	366,201	275,849	189,059

Gross profit	202,159	147,838	112,319
Selling, general and administrative expenses	74,712	62,131	57,352

Income from operations	127,447	85,707	54,967
Other (expense) income, net:
Interest expense	(1,210)	(85)	(119)
Other (expense) income, net	(1,588)	288	923
Total other (expense) income, net	(2,798)	203	804

Income before income taxes and non-controlling interests	124,649	85,910	55,771
Income tax (provision) benefit	(8,738)	(7,943)	403

Net income	115,911	77,967	56,174
Net income attributable to non-controlling interests	(5,284)	(6,855)	(6,903)

Net income attributable to Altisource	$110,627	$71,112	$49,271

Earnings per share:
Basic	$4.74	$2.92	$1.96
Diluted	$4.43	$2.77	$1.88

Weighted average shares outstanding:
Basic	23,358	24,373	25,083
Diluted	24,962	25,685	26,259

Transactions with related parties included above:
Revenue	$338,227	$245,262	$154,988
Selling, general and administrative expenses	$2,430	$1,893	$1,056
Other income	$86	$—	$—

See notes to consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Consolidated Statements of Equity

(in thousands)

	Common stock		Additional paid-in	Retained	Treasury stock,	Non- controlling
	Shares		capital	earnings	at cost	interests	Total

Balance, January 1, 2010	24,145	$24,145	$50,538	$11,665	$—	$—	$86,348
Net Income	—	—	—	49,271	—	6,903	56,174
Acquisition of MPA	959	959	22,941	—	—	3,268	27,168
Contributions from non-controlling interest holders	—	—	—	—	—	41	41
Distributions to non-controlling interest holders	—	—	—	—	—	(7,152)	(7,152)
Share-based compensation expense	—	—	3,110	—	—	—	3,110
Exercise of stock options	298	298	2,708	(2,390)	3,370	—	3,986
Delivery of vested restricted stock	11	11	—	—	—	—	11
Repurchase of shares	—	—	—	—	(17,788)	—	(17,788)
Balance, December 31, 2010	25,413	25,413	79,297	58,546	(14,418)	3,060	151,898

Net Income	—	—	—	71,112	—	6,855	77,967
Contributions from non-controlling interest holders	—	—	—	—	—	49	49
Distributions to non-controlling interest holders	—	—	—	—	—	(6,776)	(6,776)
Share-based compensation expense	—	—	3,932	—	—	—	3,932
Exercise of stock options	—	—	—	(3,497)	4,521	—	1,024
Repurchase of shares	—	—	—	—	(62,151)	—	(62,151)
Balance, December 31, 2011	25,413	25,413	83,229	126,161	(72,048)	3,188	165,943

Net Income	—	—	—	110,627	—	5,284	115,911
Contributions from non-controlling interest holders	—	—	—	—	—	43	43
Distributions to non-controlling interest holders	—	—	—	—	—	(7,145)	(7,145)
Net assets distributed in connection with the Separation of the Residential Asset Businesses	—	—	—	(105,000)	—	—	(105,000)
Share-based compensation expense	—	—	3,644	—	—	—	3,644
Exercise of stock options	—	—	—	(7,661)	10,875	—	3,214
Repurchase of shares	—	—	—	—	(16,781)	—	(16,781)
Balance, December 31, 2012	25,413	$25,413	$86,873	$124,127	$(77,954)	$1,370	$159,829

See notes to consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Consolidated Statements of Cash Flows

(in thousands)

	For the years ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$115,911	$77,967	$56,174
Reconciling items:
Depreciation and amortization	12,776	8,351	7,158
Amortization of intangible assets	5,030	5,291	4,891
Goodwill impairment	—	—	2,816
Share-based compensation expense	3,644	3,932	3,110
Equity in losses of and impairment loss on investment in affiliate	1,741	530	—
Bad debt expense	3,049	967	1,534
Amortization of debt discount	27	—	—
Amortization of debt issuance costs	57	—	—
Deferred income taxes	2,992	(381)	(1,119)
Loss on sale or disposal of fixed assets	445	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(39,999)	812	(18,259)
Prepaid expenses and other current assets	(2,616)	747	(9,851)
Other assets	2,172	(4,892)	(2,799)
Accounts payable and accrued expenses	11,652	14,760	8,180
Other current and non-current liabilities	(352)	3,527	977
Net cash flows provided by operating activities	116,529	111,611	52,812

Cash flows from investing activities:
Additions to premises and equipment	(35,563)	(16,442)	(11,614)
Acquisition of business, net of cash acquired	—	(2,515)	(26,830)
Investment in equity affiliate	—	(15,000)	—
Loan to Ocwen	(75,000)	—	—
Change in restricted cash	—	887	(1,045)
Net cash flows used in investing activities	(110,563)	(33,070)	(39,489)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	198,000	—	—
Distribution of cash in connection with the Separation of Residential Asset Businesses	(105,000)	—	—
Debt issuance costs	(4,317)	—	—
Principal payments on capital lease obligations	(603)	(696)	(743)
Proceeds from stock option exercises	3,214	1,024	3,997
Purchases of treasury stock	(16,781)	(62,151)	(17,788)
Contributions from non-controlling interests	43	49	41
Distributions to non-controlling interests	(7,145)	(6,776)	(7,152)
Net cash flows provided by (used in) financing activities	67,411	(68,550)	(21,645)

Net increase (decrease) in cash and cash equivalents	73,377	9,991	(8,322)
Cash and cash equivalents at the beginning of the period	32,125	22,134	30,456
Cash and cash equivalents at the end of the period	$105,502	$32,125	$22,134

Supplemental cash flow information
Interest paid	$1,134	$83	$108
Income taxes paid (refunded), net	4,912	(1,956)	6,069

Non-cash investing and financing activities
Amortization of tax-deductible goodwill	3,334	3,367	3,029
Premises and equipment purchased on account	2,457	—	—

See notes to consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements

1.              ORGANIZATION AND BASIS OF PRESENTATION

Altisource Portfolio Solutions S.A., together with its subsidiaries, (which may be referred to as Altisource™, the Company, we, us or our) is a global provider of services focused on high-value, technology-enabled, knowledge-based solutions principally related to real estate and mortgage portfolio management, asset recovery and customer relationship management.

We were incorporated under the laws of Luxembourg on November 4, 1999 as Ocwen Luxembourg S.à r.l., renamed Altisource Portfolio Solutions S.à r.l. on May 12, 2009 and converted into Altisource Portfolio Solutions S.A. on June 5, 2009.  We became a publicly traded company on the NASDAQ Global Select (“NASDAQ”) market under the symbol “ASPS” as of August 10, 2009 (the “Separation from Ocwen”). Prior to the Separation from Ocwen, our businesses were wholly-owned subsidiaries of Ocwen Financial Corporation (“Ocwen”).

In February 2010, we acquired all of the outstanding membership interests of The Mortgage Partnership of America, L.L.C. (“MPA™”).  MPA was formed as a Missouri limited liability company to serve as the manager of Best Partners Mortgage Cooperative, Inc. (“BPMC™”) doing business as Lenders One Mortgage Cooperative (“Lenders One®”). Lenders One is a national alliance of independent mortgage bankers (“Members”) that provides its Members with education and training along with revenue enhancing, cost reducing and market share expanding opportunities.  In April 2011, we acquired Springhouse, LLC (“Springhouse™”) an appraisal management company that utilizes a nationwide panel of appraisers to provide real estate appraisals principally to mortgage originators, including the members of Lenders One, and real estate asset managers. In July 2011, we acquired the assembled workforce of a sub-contractor (“Tracmail”) in India that performs asset recovery services (see Note 5).

On December 21, 2012, we completed the distribution of two wholly-owned subsidiaries via the spin-off of two separate publicly-traded companies, Altisource Residential Corporation (“Residential”) and Altisource Asset Management Corporation (“AAMC”). Residential’s common stock is listed on the New York Stock Exchange under the symbol “RESI,” and AAMC common stock is listed on the OTCQX market tier operated by OTC Markets Group, Inc. (the “OTC Market”) under the symbol “AAMC.” We distributed all of the shares of Residential common stock and AAMC common stock to Altisource’s shareholders of record as of December 17, 2012 (the “Record Date”) (see Note 3).

We conduct our operations through three reporting segments: Mortgage Services, Financial Services and Technology Services.  In addition, we report our corporate related expenditures and eliminations as a separate segment (see Note 21 for a description of our business segments).

Basis of Presentation — Our consolidated financial statements include the assets, liabilities, revenue and expenses directly attributable to our operations. All significant intercompany and inter-segment transactions and accounts have been eliminated in consolidation.

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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

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

The management agreement between MPA and Lenders One, pursuant to which MPA is the management company of Lenders One, represents a variable interest in a variable interest entity.  MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact Lenders One’s economic performance and the obligation to absorb losses or the right to receive benefits from Lenders One.  As a result, Lenders One is presented in the accompanying consolidated financial statements on a consolidated basis with the interests of the members reflected as non-controlling interests. At December 31, 2012, Lenders One had total assets of $2.3 million and liabilities of less than $0.1 million.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, determining shared-based compensation, income taxes, collectability of receivables, valuation of acquired intangibles and goodwill, depreciable lives of fixed assets and contingencies. Actual results could differ materially from those estimates.

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

Premises and Equipment, Net — We report premises and equipment, net at cost or estimated fair value at acquisition and depreciate them over their estimated useful lives using the straight-line method as follows:

Furniture and fixtures	5 years
Office equipment	5 years
Computer hardware	5 years
Computer software	3 years
Leasehold improvements	Shorter of useful life or term of lease

Maintenance and repair costs are expensed as incurred. We capitalize expenditures for significant improvements and new equipment and depreciate them over the shorter of the capitalized asset’s life or the life of the lease.

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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

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

Business Combinations — We account for acquisitions using the purchase method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations.  The purchase price of the acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date.

Investment in Equity Affiliate — We utilize the equity method to account for investments in equity securities where we have the ability to exercise significant influence over operating and financial policies of the investee. We include a proportionate share of earnings and/or losses of equity method investees in equity income (loss) in affiliates, net which is included in other income (expense), net in the consolidated statements of operations. We review the investment in equity affiliate for an other than temporary impairment whenever events or circumstances indicate that the carrying value is greater than the value of the investment and the loss is other than a temporary decline.

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

We conduct our annual impairment test as of November 30 each year. No impairment of goodwill was recorded for the years ended December 31, 2012 and 2011 as the fair value exceeded the carrying value. In 2010, we recorded a $2.8 million impairment in our Financial Services segment.

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

We perform tests for impairment if conditions exist that indicate the carrying value may not be recoverable. When facts and circumstances indicate that the carrying value of intangible assets determined to have definite lives may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of cash flows of discrete intangible assets consistent with models utilized for internal planning purposes. If the sum of the undiscounted expected future cash flows is less than the carrying value, we would recognize an impairment to the extent the carrying amount exceeds fair value. No impairment was recognized during the periods presented.

Debt Issuance Costs — Debt issuance costs are capitalized and amortized to interest expense through maturity of the related debt using the effective interest method.

Long-term Debt — Long-term debt is reported net of applicable discount.  The debt discount is amortized to interest expense through maturity of the related debt using the effective interest method.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

Fair Value of Financial Instruments — Our financial instruments primarily include cash and cash equivalents, restricted cash, accounts receivable, the loan to Ocwen, accounts payable, accrued expenses and long-term debt.  The carrying values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued expenses are carried at amounts that approximate their fair value due to the short-term nature of these instruments. The carrying amounts of the loan to Ocwen and long-term debt approximates fair value due to their variable interest rates.

Functional Currency — The currency of the primary economic environment in which our operations are conducted is the United States dollar. Therefore, the United States dollar has been determined to be our functional and reporting currency. Non-dollar transactions and balances have been measured in United States dollars in accordance with ASC Topic 830, Foreign Currency Matters. All transaction gains and losses from the measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as income or expenses, as appropriate.

Defined Contribution 401(k) Plan — Some of our employees currently participate in a defined contribution 401(k) plan under which we may make matching contributions equal to a discretionary percentage determined by us.  We recorded expense of $0.2 million, $0.1 million and $0.2 million in 2012, 2011 and 2010, respectively, related to our discretionary amounts contributed.

Share-based Compensation — Share-based compensation is accounted for under the provisions of ASC Topic 718, Compensation — Stock Compensation. Under ASC Topic 718, the cost of employee services received in exchange for an award of equity instruments is generally measured based on the grant-date fair value of the award.  Share-based awards that do not require future service are expensed immediately.  Share-based employee awards that require future service are recognized over the relevant service period.  Further, as required under ASC Topic 718, we estimate forfeitures for share-based awards that are not expected to vest.

Earnings Per Share — We compute earnings per share (“EPS”) in accordance with ASC Topic 260, Earnings Per Share.  Basic net income per share is computed by dividing net income attributable to Altisource by the weighted-average number of shares of common stock outstanding for the period.  Diluted net income per share reflects the assumed conversion of all dilutive securities.

Revenue Recognition — We recognize revenue from the services we provide in accordance with ASC Topic 605, Revenue Recognition. ASC Topic 605 sets forth guidance as to when revenue is realized or realizable and earned, which is generally when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been performed; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. Generally, the contract terms for these services are relatively short in duration, and we recognize revenue as the services are performed either on a per unit or a fixed price basis. Specific policies for each of our reportable segments are as follows:

Mortgage Services:  We recognize revenue for the majority of the services we provide in this segment on completion of the service to our customer. For default processing services and certain property preservation services, we recognize revenue over the period during which we perform the related services, with full recognition on completion of the related foreclosure filing or on closing of the related real estate transaction. We record revenue associated with real estate sales on a net basis as we perform services as an agent without assuming the risks and rewards of ownership of the asset and the commission earned on the sale is a fixed percentage.  Reimbursable expenses of $95.6 million, $80.1 million and $44.6 million incurred in 2012, 2011 and 2010, respectively, primarily in conjunction with our property preservation and default processing services are included in revenue with an equal offsetting expense included in cost of revenue.  These amounts are recognized on a gross basis, principally because we have complete control over selection of vendors.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

Financial Services:  We generally earn our fees for asset recovery management services as a percentage of the amount we collect on delinquent consumer receivables on behalf of our clients and recognize revenue upon collection from the debtors. We also provide customer relationship management services for which we earn and recognize revenue on a per-call, per-person or per minute basis as the related services are performed.

Technology Services:  For our REALSuite™ platform, we charge based on the number of our clients’ loans processed on the system or on a per-transaction basis. We record transactional revenue when the service is provided and other revenue monthly based on the number of loans processed, employees serviced or services provided. Furthermore, we provide information technology (“IT”) infrastructure services to Ocwen and charge for these services primarily based on the number of employees that are using the applicable systems and the number and type of licensed products used by Ocwen. We record revenue associated with implementation services upon completion and maintenance ratably over the related service period.

Income Taxes — We account for certain income and expense items differently for financial purposes and income tax purposes.  We recognize deferred income tax assets and liabilities for these differences between the financial reporting basis and the tax basis of our assets and liabilities as well as expected benefits of utilizing net operating loss and credit carryforwards. The most significant temporary differences relate to accrued compensation, amortization, and loss and credit carryforwards.  We measure deferred income tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. The effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all the deferred tax assets will not be realized.

Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions including evaluating uncertainties under ASC Topic 740, Income Taxes.

3.  SEPARATION OF RESIDENTIAL ASSET BUSINESSES

On December 21, 2012, we completed the spin-offs of two wholly-owned subsidiaries, Residential and AAMC, into separate publicly-traded companies (the “Separation of the Residential Asset Businesses”).

Altisource shareholders of record as of December 17, 2012 received a pro rata distribution of:

•                  one share of Residential common stock for every three shares of Altisource common stock held;

•                  one share of AAMC common stock for every ten shares of Altisource common stock held and

•                  received cash in lieu of Residential and AAMC fractional shares.

We eliminated the assets and liabilities of Residential and AAMC from our consolidated balance sheet effective at the close of business on December 21, 2012. As Residential and AAMC are development stage companies and have not commenced operations, these entities had no historical results of operations.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

The carrying value of the net assets transferred by Altisource was as follows:

(in thousands)	Residential	AAMC	Total

Cash	$100,000	$5,000	$105,000

Reduction in Altisource retained earnings	$100,000	$5,000	$105,000

We incurred $2.7 million of expenses in 2012 representing salaries of certain employees who became employees of AAMC after the separation (included in cost of revenue) and advisory expenses (included in selling, general and administrative expenses) incurred in connection with the Separation of the Residential Asset Businesses. These expenses are included in our Mortgage Services segment.

Impact on Share-based Compensation

The exercise price of each outstanding stock option of Altisource was adjusted to reflect the value of Residential and AAMC common stock distributed to Altisource shareholders. On the separation date, all holders of Altisource stock options received the following:

•                  stock options (issued by Residential and AAMC) to acquire the number of shares of Residential or AAMC common stock equal to the product of (a) the number of Altisource stock options held on the separation date and (b) the distribution ratio of 1 share of Residential common stock for every 3 shares of Altisource common stock and 1 share of AAMC stock for every 10 shares of Altisource common stock and

•                  an adjusted Altisource stock option, with a reduced exercise price per stock option.

We determined the exercise price of the new Residential and AAMC stock option and the adjusted Altisource stock option in a manner so that the fair value of the adjusted Altisource stock award and the new Residential and AAMC stock options immediately following the Separation of the Residential Asset Businesses was equivalent to the fair value of such Altisource stock award immediately prior to the Separation of the Residential Asset Businesses. No incremental share-based compensation was recognized as a result of this adjustment.

As of December 31, 2012, AAMC employees held less than 0.1 million options to purchase Altisource common stock. As of December 31, 2012, our current employees held 0.5 million options to purchase Residential common stock and 0.2 million options to purchase AAMC common stock. In addition, our Chairman held 0.3 million options to purchase Residential common stock and 0.1 million options to purchase AAMC common stock.

We are responsible for fulfilling all stock options related to Altisource common stock, and Residential and AAMC are responsible for fulfilling all stock options related to their respective common stock, regardless of whether such stock options are held by our or AAMC’s employees. Notwithstanding the foregoing, our stock-based compensation expense, resulting from awards outstanding at the date of Separation of the Residential Asset Businesses, is based on the stock options held by our employees regardless of whether such awards were issued by Altisource, Residential or AAMC. Accordingly, stock-based compensation that we recognize as expense with respect to Residential and AAMC stock options is included in additional paid-in capital on our consolidated balance sheet. See Note 14 for additional information regarding our employee share-based compensation plans.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

4.  TRANSACTIONS WITH RELATED PARTIES

Ocwen®

Ocwen is our largest customer.  Ocwen, including its wholly-owned subsidiary Ocwen Mortgage Servicing Inc. (“OMS”), are contractually obligated to purchase certain mortgage services and technology services from us under service agreements.  On October 1, 2012, the Ocwen agreement was extended by three years through 2020.  Separately, we signed a similar agreement on October 1, 2012 with OMS effective through 2020.  Ocwen and OMS are not restricted from redeveloping these services. We settle amounts with Ocwen on a daily, weekly or monthly basis depending upon the nature of the service and when the service is provided.

Related party revenue consists of revenue earned directly from Ocwen and its subsidiaries and revenue earned from the loans serviced by Ocwen or its subsidiaries when Ocwen determines the service provider. We earn additional revenue on the portfolios serviced by Ocwen or its subsidiaries that are not considered related party revenue when a party other than Ocwen selects the service provider.  As a percentage of each of our segment revenue and as a percentage of consolidated revenue, related party revenue was as follows for the years ended December 31:

	2012	2011	2010

Mortgage Services	68%	72%	73%
Technology Services	42%	39%	37%
Financial Services	< 1%	< 1%	< 1%
Consolidated revenues	60%	58%	51%

We record revenue we earn from Ocwen under various long-term servicing contracts at rates we believe to be market rates as they are consistent with one or more of the following: the fees we charge to other customers for comparable services; the fees Ocwen pays to other service providers; fees commensurate with market surveys prepared by unaffiliated firms; and fees charged by our competitors.  As of January 1, 2011, we modified our pricing for IT infrastructure and support services within our Technology Services segment from a rate card model primarily based on headcount to a fully loaded cost plus mark-up where cost is allocated based on the underlying cost driver.

Support Services

On August 10, 2012, we entered into a five-year support services agreement with OMS (the “Support Services Agreement”), setting forth certain services Altisource and OMS will provide to each other which are similar to the services Altisource and Ocwen provided to each other pursuant to a transition services agreement.  These services include such areas as human resources, vendor management, corporate services, six sigma, quality assurance, quantitative analytics, treasury, accounting, risk management, legal, strategic planning and compliance. Payment for the services provided is based on the fully-allocated cost of providing the service based on an estimate of the time and expense of providing the service. For the years ended December 31, 2012, 2011 and 2010, we billed Ocwen $2.7 million, $2.6 million and $1.8 million, respectively, and Ocwen billed us $2.4 million, $1.9 million and $1.1 million, respectively, for services provided under this agreement. These amounts are reflected as a component of selling, general and administrative expenses in the consolidated statements of operations.

Unsecured Term Loan

On December 27, 2012, we entered into a senior unsecured term loan agreement with Ocwen (the “Ocwen Term Loan”) under which we loaned $75.0 million to Ocwen. Payments of interest are due quarterly at a rate per annum equal to the Eurodollar Rate (as defined in the agreement) plus 6.75%, provided that the Eurodollar Rate shall at no

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

time be less than 1.50%.  In certain circumstances, we may require the Ocwen Term Loan to bear interest at the Base Rate (as defined in the agreement), which shall at no time be less than 8.25%. Interest income related to this loan was $0.1 million for the year ended December 31, 2012.

Ocwen is required to repay the entire outstanding principal amount of the Ocwen Term Loan plus all accrued and unpaid interest when it repays in full, refinances or replaces its Senior Credit Facility (as defined in the agreement).  If its Senior Credit Facility is not repaid in full, refinanced or replaced on or prior to October 1, 2013, then we may require Ocwen to convert all or a portion of the outstanding principal amount and all or a portion of the unpaid interest accrued on the term loan into (i) an investment in or of Homeward Residential Holdings Inc. (“Homeward Residential”), a recent acquisition made by Ocwen, (ii) property or assets of Homeward Residential, (iii) equity interests of Homeward Residential, or (iv) if we and Ocwen agree, any other assets of Ocwen or its subsidiaries.  The entire outstanding principal amount of the term loan is due on March 1, 2017 and may be prepaid earlier without penalty.

The Ocwen Term Loan agreement contains representations, warranties, covenants, terms and conditions customary for transactions of this type.

Acquisition of Fee Based Businesses

On January 31 2013, we entered into letters of intent with Ocwen to acquire certain fee based businesses associated with Ocwen’s acquisition of Homeward Residential and the anticipated acquisition of the Residential Capital, LLC (“ResCap”) servicing portfolio (see Note 23 for additional information).

Correspondent One™ and HLSS™

In July 2011, we acquired an equity interest in Correspondent One (see Note 10). We provide Correspondent One certain finance, human resources, legal support, facilities, technology, vendor management and risk management services. For the years ended December 31, 2012 and 2011, we billed Correspondent One $0.4 million and $0.1 million, respectively, under a services agreement.

Home Loan Servicing Solutions, Ltd. (“HLSS”) is a public company whose primary objective is the acquisition of mortgage servicing rights and advances. In connection with the February 2012 HLSS initial public offering, HLSS acquired mortgage servicing related assets from Ocwen. Our Chairman is also the Chairman of HLSS. We provide HLSS certain finance, human resources and legal support services. For the year ended December 31, 2012, we billed HLSS $0.6 million under a services agreement (no comparative amounts in 2011 or 2010).

These amounts are reflected as a component of selling, general and administrative expenses in the consolidated statements of operations.

We also provide certain origination related services to Correspondent One.  We earned revenue of $0.3 million for the year ended December 31, 2012 from the provision of these services (no comparative amounts in 2011 or 2010).

Residential and AAMC

For purposes of governing certain of the ongoing relationships between Altisource, Residential and AAMC after the Separation of the Residential Asset Businesses, and to provide for an orderly transition to the status of three independent companies, we entered into certain agreements with Residential and AAMC. A brief description of these agreements is as follows:

•                  Separation Agreement (with each of Residential and AAMC) — These agreements provide for, among other things, the principal corporate transactions required to effect the Separation of the Residential Asset

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

Businesses and certain other agreements relating to the continuing relationship between Altisource and each of the separate companies and their respective affiliates after the Separation of the Residential Asset Businesses.

•                  Master Services Agreement (with Residential) — This agreement provides for Altisource’s offering of certain services to Residential in connection with their business for an initial term of 15 years, which will automatically renew for successive two-year terms unless either party sends a notice to the other party at least nine months before the completion of the initial or renewal term. Services provided by us under this agreement include property management, lease management and renovation management services associated with single-family rental assets acquired by Residential.

•                  Support Services Agreement (with each of Residential and AAMC) — Under these agreements, Altisource provide services to each entity, similar to those services provided to Ocwen described above, where Residential and AAMC may need assistance and support following the Separation of the Residential Asset Businesses.  The Support Services Agreement will extend for two years after the date of the Separation of the Residential Asset Businesses but may be terminated earlier under certain circumstances. Payment for the services provided is based on the fully-allocated cost of providing the service.

•                  Tax Matters Agreement (with each of Residential and AAMC) — These agreements set out each party’s rights and obligations with respect to deficiencies and refunds, if any, of Luxembourg, United States federal, state, local or other foreign taxes for periods before and after the date of Separation of the Residential Asset Businesses and related matters such as the filing of tax returns and the conduct of Internal Revenue Service (“IRS”) and other audits.  In general, under these agreements, Residential and AAMC will be responsible for taxes attributable to their businesses incurred after the separation and we will be responsible for taxes attributable to their businesses incurred prior to the separation.

•                  Trademark License Agreement (with each of Residential and AAMC) — These agreements grant Residential and AAMC a non-exclusive, non-transferable, non-sublicensable, royalty free license to use the name “Altisource.”  The agreement has no specified term and may be terminated by either party upon 30 days written notice.

•                  Technology Products Services Agreement (with AAMC) — This agreement provides for Altisource’s offering of certain technology products support services to AAMC in connection with its business, for a term of 15 years, but may be terminated earlier under certain circumstances.  The price of these services is based on the fully-allocated cost of providing the service.

5.  ACQUISITIONS

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

In July 2011, we acquired the assembled workforce of Tracmail, a sub-contractor in India that performs asset recovery services.  Prior to acquisition, the costs paid to the sub-contractor were included in outside fees and services within cost of revenue in the consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

The allocation of the purchase price for these transactions is as follows:

(in thousands)

Accounts receivable	$289
Premises and equipment	16
Identifiable intangible assets	1,180
Goodwill	3,079
4,564
Accounts payable and accrued expenses	(2,049)
Total consideration	$2,515

MPA

On February 12, 2010, we acquired all of the outstanding membership interests of MPA pursuant to a Purchase and Sale Agreement.  MPA serves as the manager of Lenders One, a national alliance of independent mortgage bankers.  The alliance was established in 2000 and as of December 31, 2012 consisted of 241 members.

Consideration for the transaction consisted of cash, common stock and put option agreements:

(in thousands)	Consideration

Cash	$29,000
Common stock	23,900
Put option agreements at fair value	1,289
Working capital adjustment	835

Total consideration	$55,024

The common stock consisted of 1.0 million shares of Altisource’s common stock valued at $24.92 per share based on the closing price of Altisource common stock on February 11, 2010. A portion of the stock consideration (0.3 million shares) was held in escrow two years from the closing date of the acquisition to secure MPA’s indemnification obligations under the Purchase and Sale Agreement. The escrowed shares were released in 2011. In addition, we entered into three put option agreements with certain of the sellers whereby each seller had the right, with respect to an aggregate of 0.5 million shares of our common stock, to put up to 25% of eligible shares each year for a total of four years at a price equal to $16.84 per share. All put agreements expired in December 2011 due to the attainment of certain Altisource share price thresholds.

Acquisition of Fee Based Businesses from Ocwen

On January 31, 2013, we entered into letters of intent with Ocwen to acquire certain fee based businesses associated with Ocwen’s acquisition of Homeward Residential and the anticipated acquisition of the ResCap servicing portfolio (see Note 23 for additional information).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

6.  ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following as of December 31:

(in thousands)	2012	2011

Billed
Third parties	$25,950	$13,776
Ocwen	19,817	5,245
Correspondent One	27	123
HLSS	163	5
AAMC	14	—
Other receivables	353	350
	46,324	19,499
Unbilled
Third parties	39,496	31,831
Ocwen	6,377	2,722
Correspondent One	32	—
	92,229	54,052
Allowance for doubtful accounts	(3,274)	(2,047)

Total	$88,955	$52,005

Unbilled fees consist primarily of asset management and default management services for which we recognize revenues over the service delivery period but bill following completion of the service. Based on the Company’s historical performance, the majority of unbilled fees are expected to be collected within one year.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

A summary of the allowance for doubtful accounts, net of recoveries, for the years ended December 31, 2012, 2011 and 2010 is as follows:

(in thousands)

Balance, January 1, 2010	$696
Bad debt expense	1,735
Recoveries	(106)
Write-offs	(193)
Balance, December 31, 2010	$2,132
Bad debt expense	967
Recoveries	(54)
Write-offs	(998)
Balance, December 31, 2011	$2,047
Bad debt expense	3,049
Recoveries	(21)
Write-offs	(1,801)
Balance, December 31, 2012	$3,274

7.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following as of December 31:

(in thousands)	2012	2011

Maintenance agreements, current portion	$3,636	$1,903
Income taxes receivable	1,814	—
Prepaid software license fees	453	1,445
Prepaid insurance	464	544
Prepaid facility costs	59	72
Other prepaid expenses	664	247
Cash held for clients	447	759
Other current assets	81	32

Total	$7,618	$5,002

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

8.  PREMISES AND EQUIPMENT, NET

Premises and equipment, net, which include amounts recorded under capital leases, consists of the following as of December 31:

(in thousands)	2012	2011

Computer hardware and software	$68,329	$39,452
Office equipment and other	15,592	15,068
Furniture and fixtures	5,344	4,299
Leasehold improvements	12,982	7,014
	102,247	65,833
Less: Accumulated depreciation and amortization	(51,848)	(40,233)

Total	$50,399	$25,600

Depreciation and amortization expense, inclusive of capital lease obligations, amounted to $12.8 million, $8.4 million and $7.2 million for 2012, 2011 and 2010, respectively, and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying consolidated statements of operations.

9.  GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

Goodwill relates to the acquisitions of MPA, Springhouse, Tracmail and the company that developed the predecessor to our REALTrans® vendor management platform. Changes in goodwill during the years ended December 31, 2012 and 2011 are summarized below:

	Mortgage	Financial	Technology
(in thousands)	Services	Services	Services	Total

Gross value at January 1, 2011	$10,218	$13,544	$1,618	$25,380
Accumulated amortization of tax-deductible goodwill (a)	—	(10,728)	—	(10,728)
Accumulated impairment losses	—	(2,816)	—	(2,816)
Balance, January 1, 2011	10,218	—	1,618	11,836
Acquisition of Springhouse	701	—	—	701
Acquisition of Tracmail	—	2,378	—	2,378

Balance, December 31, 2011 and 2012	$10,919	$2,378	$1,618	$14,915

(a)              See description under intangible assets, net section below.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

Intangible Assets, Net

Intangible assets relate to our acquisitions of MPA (see Note 5) and Nationwide Credit, Inc (“NCI®”). No impairment charges were taken during the periods presented.

Intangible assets, net consist of the following as of December 31, 2012 and 2011:

	Weighted average estimated useful life	Gross carrying amount		Accumulated amortization			Net book value
(dollars in thousands)	(years)	2012	2011	2012		2011	2012	2011

Definite-lived intangible assets
Trademarks	16	$10,614	$10,614	$(4,060)		$(3,353)	$6,554	$7,261
Customer lists	19	38,366	38,366	(18,567	)(a)	(13,010)	19,799	25,356
Operating agreement	20	35,000	35,000	(5,104)		(3,354)	29,896	31,646
Non-compete agreement	4	1,300	1,300	(963)		(613)	337	687
Total		$85,280	$85,280	$(28,694)		$(20,330)	$56,586	$64,950

(a)             Prior to our acquisition of Nationwide Credit, Inc. (“NCI®”) in 2007, NCI completed an acquisition which created tax-deductible goodwill that amortizes for tax purposes over time.  When we acquired NCI in 2007, we recorded a lesser amount of goodwill for financial reporting purposes than what had previously been recorded at NCI for tax purposes. This difference between the amount of goodwill recorded for financial reporting purposes and the amount recorded for taxes is referred to as “Component 2” goodwill and resulted in our recording periodic reductions first to our book goodwill balance in our consolidated financial statements. As our book goodwill balance was fully written off at December 31, 2010, we continued to amortize the remaining Component 2 goodwill for United States tax purposes by reducing certain intangible assets by the remaining tax benefits of the Component 2 goodwill as they are realized in our tax returns. The reduction in intangible assets was $3.3 million and 3.4 million for of the years ended December 31, 2012 and 2011, respectively. Component 2 goodwill was fully amortized in 2012.

Amortization expense for definite lived intangible assets was $5.0 million, $5.3 million and $4.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. Expected annual amortization for 2013 through 2017, is $4.8 million, $4.5 million, $4.4 million, $4.3 million and $4.0 million, respectively.

10.  INVESTMENT IN EQUITY AFFILIATE

Correspondent One purchases closed conforming and government guaranteed residential mortgages from approved mortgage bankers.  Correspondent One provides members of Lenders One additional avenues to sell loans beyond Lenders One’s preferred investor arrangements and the members’ own network of loan buyers. We have significant influence over the general operations of Correspondent One consistent with our 49% ownership level and therefore account for our investment under the equity method. We have no funding commitments to Correspondent One as of December 31, 2012.

Our net loss on this investment using the equity method was $1.2 million and $0.5 million for the years ended December 31, 2012 and 2011 respectively.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

In the first quarter of 2013, we anticipate entering into an agreement to sell all of our equity interest in Correspondent One to Ocwen for approximately $12.7 million. As a result, we recorded a $0.6 million impairment loss as of December 31, 2012, representing the difference between the expected sales price and the carrying value as of December 31, 2012. The loss is included within equity loss in affiliate in other expense (income), net in the consolidated statements of operations.

The following table presents summarized financial information for Correspondent One:

Year ended
(in thousands)	December 31, 2012

Revenue	$578
Expenses	2,944
Net loss	(2,366)

As of December 31, 2012
Current assets	$30,096
Non-current assets	796
Current liabilities	3,595
Equity	27,297

11.  OTHER ASSETS

Other assets consist of the following as of December 31:

(in thousands)	2012	2011

Security deposits, net	$5,019	$7,615
Debt issuance costs, net	4,260	—
Maintenance agreements, non-current portion	1,614	—
Unbilled fees	423	1,773
Restricted cash	158	158
Other	200	40

Total	$11,674	$9,586

Debt issuance costs of $4.3 million were capitalized in November 2012 in connection with long-term debt (see Note 13).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

12.  ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following as of December 31:

(in thousands)	2012	2011

Accounts payable	$5,079	$2,974
Accrued expenses - general	16,528	18,485
Accrued salaries and benefits	19,613	14,575
Income taxes payable	8,750	6,419
Payable to Ocwen	8,865	2,414
Payable to AAMC	141	—

Total	$58,976	$44,867

Other current liabilities consist of the following as of December 31:

(in thousands)	2012	2011

Deferred revenue	$2,482	$4,581
Facility closure cost accrual, current portion	138	131
Collections due to clients	447	768
Book overdrafts	5,229	3,501
Other	2,127	958

Total	$10,423	$9,939

Facility Closure Costs

During 2009, we accrued facility closure costs (included in other current and other non-current liabilities in the balance sheet and in selling, general and administrative expenses in the statement of operations), all recorded in our Financial Services segment, primarily consisting of lease exit costs (expected to be paid through 2014) and severance (paid in 2009 and 2010) for the closure of two facilities.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

The following table summarizes the activity for lease exit costs for the years ended December 31, 2012 and 2011:

(in thousands)	Total

Balance, January 1, 2011	$672
Payments	(217)
Balance, December 31, 2011	455
Less: long-term portion	(324)
Facility closure cost accrual, current portion	$131

Balance, December 31, 2011	$455
Payments	(161)
Balance, December 31, 2012	294
Less: long-term portion	(156)
Facility closure cost accrual, current portion	$138

We do not expect significant additional costs related to the closure of these facilities.

13.       LONG-TERM DEBT

Long-term debt consists of the following as of December 31:

(in thousands)	2012	2011

Senior Secured Term Loan	$200,000	$—
Less: original issue discount	(1,973)	—
Net long-term debt	198,027	—
Less: current portion	(2,000)	—
Long-term debt, less current portion	$196,027	$—

On November 27, 2012, we entered into a seven-year senior secured term loan facility agreement (the “Credit Agreement”) with Bank of America, N.A. as administrative agent and certain lenders, pursuant to which we borrowed $200.0 million (the “Senior Secured Term Loan”). The Senior Secured Term Loan was issued with a 1.0% original issue discount ($2.0 million), resulting in net proceeds of $198.0 million (the “Proceeds”), with certain wholly-owned subsidiaries acting as guarantors (collectively, the “Guarantors”).

The Proceeds were used to capitalize Residential and AAMC (as described in Note 3), and also to pay certain fees, commissions and expenses in connection with the Credit Agreement. The Proceeds may also be used for general corporate purposes, including acquisitions and investments permitted under the Credit Agreement.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

Payments under the Credit Agreement are guaranteed by the Guarantors and are secured by a pledge of all equity interests of certain subsidiaries, as well as a lien on substantially all of the assets of Altisource Solutions S.à r.l., a wholly-owned subsidiary of Altisource, and the Guarantors, subject to certain exceptions.

The Senior Secured Term Loan bears interest at rates based upon, at our option, the Adjusted Eurodollar Rate or the Base Rate (each as defined in the Credit Agreement).  Eurodollar Rate loans will bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Adjusted Eurodollar Rate for the applicable interest period and (y) 1.25% plus (ii) a 4.50% margin.  Base Rate loans will bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Base Rate and (y) 2.25% plus (ii) a 3.50% margin. The interest rate as of December 31, 2012 was 5.75%.

The Senior Secured Term Loan must be repaid in equal consecutive quarterly principal installments, commencing on March 29, 2013, equal to 0.25% of the initial principal amount of such loans, with final payment of all amounts outstanding, plus accrued and unpaid interest, becoming due on November 27, 2019.

The covenants restrict or limit, among other things, our ability to: create liens and encumbrances; incur additional indebtedness; make asset sales, transfers or dispositions; change lines of business; amend material debt agreements or other material contracts; engage in certain transactions with affiliates; enter into sale/leaseback transactions; grant negative pledges or agree to such other restrictions relating to subsidiary dividends and distributions; make changes to its fiscal year; and engage in mergers and consolidations.

In addition to the scheduled principal payments, the Senior Secured Term Loan is (with certain exceptions) subject to mandatory prepayment upon issuances of debt, casualty and condemnation events, and sales of assets, as well as from a percentage of excess cash flow (as defined in the Credit Agreement) if the leverage ratio (as defined in the Credit Agreement) is greater than 2.5x. No mandatory prepayments were owed for the year ended December 31, 2012. We are permitted to make voluntary prepayments without penalty after November 27, 2013. If prepayments are made prior to November 27, 2013, 1.00% of the principal amount of the prepaid term loans will be incurred.

The Credit Agreement contains certain events of default, including (i) failure to pay principal when due or interest or any other amount owing on any other obligation under the Credit Agreement within 5 days of becoming due, (ii) material incorrectness of representations and warranties when made, (iii) breach of covenants, (iv) failure to pay principal or interest on any other debt that equals or exceeds $40 million when due, (v) default on any other debt that equals or exceeds $40 million that causes, or gives the holder or holders of such debt the ability to cause, an acceleration of such debt, (vi) occurrence of a Change in Control (as defined in the Credit Agreement), (vii) bankruptcy and insolvency events (as defined in the Credit Agreement), (viii) entry by a court of one or more judgments against us (as defined in the Credit Agreement) in an amount in excess of $40 million that remain unbonded, undischarged  or unstayed for a certain number of days after the entry thereof, (ix) the occurrence of certain ERISA events and (x) the failure of certain Loan Documents (as defined in the Credit Agreement) to be in full force and effect.  If any event of default occurs and is not cured within applicable grace periods set forth in the Credit Agreement or waived, all loans and other obligations could become due and immediately payable and the facility could be terminated.

Legal fees and other direct expenses relating to the Senior Secured Term Loan were capitalized.  At December 31, 2012, total debt issuance costs were $4.3 million, net of $0.1 million of accumulated amortization and are included in other assets in the accompanying consolidated balance sheet.

Interest expense on the Senior Secured Loan, including amortization of debt issuance costs and the debt discount, totaled $1.2 million in 2012 (no comparative amounts in 2011 or 2010).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

Maturities of our long-term debt are as follows:

(in thousands)

2013	$2,000
2014	2,000
2015	2,000
2016	2,000
2017	2,000
Thereafter	190,000
200,000
Less: current portion	(2,000)
$198,000

14.  STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Common Stock

Our Board of Directors has the power to issue shares of authorized but unissued common stock without further shareholder action subject to the requirements of applicable laws and stock exchanges.  At December 31, 2012, we had 100.0 million shares authorized. At December 31, 2012, we had 23.4 million shares of common stock outstanding. The holders of shares of Altisource common stock are entitled to one vote for each share on all matters voted on by shareholders, and the holders of such shares will possess all voting power.

Stock Repurchase Plan

In May 2012, our shareholders approved a new stock repurchase program, which replaced the previous stock repurchase program. Under the new plan, we are authorized to purchase up to 3.5 million shares of our common stock in the open market in addition to amounts previously purchased under the prior plan. From authorization of the prior plan in May 2010 through December 31, 2012, we purchased approximately 2.5 million shares of our common stock in the open market at an average price of $37.49 per share. During the year ended December 31, 2012, we purchased 0.3 million shares of common stock at an average price of $63.25 per share. Since no common stock has been repurchased following the new plan was approved, 3.5 million shares of common stock remain available for repurchase under the plan. Luxembourg law limits share repurchases to approximately the balance of Altisource Portfolio Solutions S.A.’s retained earnings less treasury shares. The distribution of Residential and AAMC to our shareholders reduced our retained earnings which will limit our ability to repurchase shares for a period of time. Our debt agreement also contains limits on our ability to repurchase our common stock which will limit the amount we can spend on share repurchases in any year and may prevent repurchases in certain circumstances.

Equity Incentive Plan

Our 2009 Equity Incentive Plan (the “Plan”) provides for various types of equity awards, including stock options, stock appreciation rights, stock purchase rights, restricted shares and other awards, or a combination of any of the above. Under the Plan, we may grant up to 6.7 million Altisource share-based awards to officers, directors, key employees and to employees of our affiliates. As of December 31, 2012, 2.6 million share-based awards were available for future grant under the Plan. The shares will be issued from authorized and unissued shares of our

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

common stock. Expired and forfeited awards are available for re-issuance. Vesting and exercise of share-based awards are generally contingent on continued employment.

Share-Based Compensation

We issue share-based awards in the form of stock options for certain employees and officers. We recorded share-based compensation expense of $3.7 million, $4.0 million and $3.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. The amount in 2012 includes the reversal of $0.8 million of share-based compensation expense in the first quarter related to the departure of an executive officer in March 2012.  The total compensation expense for 2012, 2011 and 2010 includes $2.9 million, $3.0 million and $0.5 million, respectively, related to performance awards that vested in 2012, 2011 and 2010.

Outstanding share-based compensation primarily consists of stock option grants that are a combination of service-based and market-based options:

Service-based Options.  These options are granted at fair value on the date of grant. The options generally vest over four years with equal annual cliff-vesting and expire on the earlier of 10 years after the date of grant or following termination of service. A total of 0.9 million service-based awards were outstanding at December 31, 2012.

Market-based Options.  These option grants have two components each of which vest only upon the achievement of certain criteria. The first component, which we refer to internally as “ordinary performance” grants, consists of two-thirds of the market-based grant and begins to vest if the stock price realizes a compounded annual gain of at least 20% over the exercise price, so long as the stock price is at least double the exercise price. The remaining third of the market-based options, which we refer to internally as “extraordinary performance” grants, begins to vest if the stock price realizes a compounded annual gain of at least 25% over the exercise price, so long as it is at least triple the exercise price. The vesting schedule for all market-based awards is 25% upon achievement of the criteria and the remaining 75% in three equal annual installments. A total of 2.2 million market-based awards were outstanding at December 31, 2012.

The Company granted 0.3 million stock options (at a weighted average exercise price of $69.48 per share), 0.2 million stock options (at a weighted average exercise price of $33.15 per share) and 0.9 million stock options (at an exercise price of $23.58 per share) during the years ended December 31, 2012, 2011 and 2010, respectively.

The fair value of the service-based options was determined using the Black-Scholes options pricing model while a lattice (binomial) model was used to determine the fair value of the market-based options using the following weighted average assumptions as of the grant date for the years ended December 31:

	2012		2011		2010
	Black-Scholes	Binomial	Black- Scholes	Binomial	Black-Scholes	Binomial

Risk-free interest rate (%)	0.87 – 1.17	0.08 – 2.04	1.69 – 1.93	0.04 – 3.03	1.50 – 3.20	0.02 – 3.66
Expected stock price volatility (%)	34.22 – 34.65	34.20 – 34.60	48.00	55.70 – 55.80	47.00 – 50.00	51.00 – 52.00
Expected dividend yield	—	—	—	—	—	—
Expected option life (in years)	6.25	—	6.25	—	6.25 – 7.00	—
Contractual life (in years)	—	14	—	14	—	13
Fair value	$19.25 – $29.80	$9.98 - $22.76	$16.33 – $17.85	$16.91 - $20.39	$11.95 – $13.24	$10.05 - $12.42

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

The following table summarizes the weighted-average fair value of stock options granted, and the total intrinsic value of stock options exercised for the years ended December 31:

		2012	2011	2010

Weighted-average fair value at date of grant		$20.77	$17.66	$18.18
Intrinsic value of options exercised	(in thousands)	17,598	4,966	7,530
Fair value of options vested	(in thousands)	2,790	3,536	926

Stock-based compensation expense is recorded net of estimated forfeiture rates ranging from 1% to 10%.

As of December 31, 2012, estimated unrecognized compensation costs related to share-based payments amounted to $4.7 million which we expect to recognize over a weighted-average remaining requisite service period of approximately 2.48 years.

The following table summarizes activity of our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2011	3,243,958	$14.19	6.7	$116,755
Granted	278,500	69.48
Exercised	(285,054)	12.19
Forfeited	(179,095)	28.35
Outstanding at December 31, 2012	3,058,309	17.69	6.11	$211,072

Exercisable at December 31, 2012	2,235,923	$11.59	5.52	$167,885

See Note 3 for information regarding the effect of the Separation of the Residential Asset Businesses on our share-based compensation plans.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2012:

	Options outstanding			Options exercisable
Exercise price range	Number	Weighted average remaining contractual life	Weighted average exercise price	Number	Weighted average remaining contractual life	Weighted average exercise price

$0.00 – $10.00(a)	1,901,386	5.43	$9.13	1,771,805	5.42	$9.13
$10.01 – $20.00(a)	187,912	3.55	12.50	177,912	3.37	12.44
$20.01 – $30.00(a)	611,561	7.29	22.94	247,814	7.28	22.87
$30.01 – $40.00(a)	108,950	8.54	34.16	17,329	8.53	33.48
$50.01 – $60.00(a)	10,000	9.37	53.15	1,250	9.37	53.00
$60.01 – $70.00(a)	158,500	9.19	60.66	19,813	9.19	60.66
$80.01 – $90.00(a)	80,000	9.62	80.89	—	—	—
	3,058,309			2,235,923

(a)             These options contain market-based components as described above.  All other options are time-based awards.

The following table summarizes the market prices necessary in order for the market performance options to begin to vest:

	Market Based Options
(in thousands, except share prices) Vesting price	Ordinary performance	Extraordinary performance

$150.00 – $160.00	—	3
$160.01 – $170.00	3	—
$180.01 – $190.00	—	45
Over $190.01	—	1
	3	49

Weighted average share price	$80.89	$61.00

Restricted Shares in AAMC

Prior to the separation of AAMC, certain Altisource employees were granted 0.1 million restricted AAMC shares. The restricted shares will vest in three tranches, subject to the achievement of the following performance hurdles:

•                  Twenty-five percent (25%) of the grant will vest in accordance with the vesting schedule set forth below if the market value of AAMC common stock meets all three of the following conditions: (i) the market value is at least equal to $250 million; (ii) the market value has realized a compounded annual gain of at least twenty percent (20%) over the market value on the date of the grant; and (iii) the market value is at least double the market value on the date of the grant;

•                  Fifty percent (50%) of the grant will vest in accordance with the vesting schedule set forth below if the market value of AAMC common stock meets all three of the following conditions: (i) the market value is at least equal to $500 million; (ii) the market value has realized a compounded annual gain of at least twentytwo

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

and a half percent (22.5%) over the market value on the date of the grant; and (iii) the market value is at least triple the market value on the date of the grant and

•                  Twenty-five percent (25%) of the grant will vest in accordance with the vesting schedule set forth below if the market value of AAMC common stock meets all three of the following conditions: (i) the market value is at least equal to $750 million; (ii) the market value has realized a compounded annual gain of at least twenty-five percent (25%) over the market value on the date of the grant; and (iii) the market value is at least quadruple the market value on the date of the grant.

After the performance hurdles for a tranche have been achieved, 25% of the restricted shares in that tranche will vest on each of the first four anniversaries of the date that the performance hurdles for that tranche were met.

If an award recipient’s service with Altisource is terminated prior to full vesting of the restricted shares, then the award recipient will forfeit all unvested restricted shares except that if (i) an award recipient’s service is terminated without cause or due to death or disability and (ii) the performance hurdles for a tranche have already been achieved or are achieved within 90 days of termination, unvested stock for the corresponding tranche will continue to vest according to the above vesting schedule.

Expense related to these restricted shares for the year ended December 31, 2012 was immaterial.

15.  COST OF REVENUE

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

(in thousands)	2012	2011	2010

Compensation and benefits	$113,145	$82,548	$62,791
Outside fees and services	123,338	86,201	60,583
Reimbursable expenses	96,147	82,074	47,449
Technology and communications	23,404	18,772	12,548
Depreciation and amortization	10,167	6,254	5,688
Total	$366,201	$275,849	$189,059

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

16.  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include payroll for personnel employed in executive, sales, marketing, human resources and finance roles.  This category also includes occupancy costs, professional fees and depreciation and amortization on non-operating assets.  The components of selling, general and administrative expenses were as follows for the years ended December 31:

(in thousands)	2012	2011	2010

Compensation and benefits	$21,166	$22,327	$19,116
Professional services	9,864	6,658	8,026
Occupancy related costs	24,041	17,824	10,684
Amortization of intangible assets	5,030	5,291	4,891
Goodwill impairment	—	—	2,816
Depreciation and amortization	2,609	2,097	1,470
Other	12,002	7,934	10,349
Total	$74,712	$62,131	$57,352

17.  OTHER (EXPENSE) INCOME, NET

Other (expense) income, net consists of the following for the years ended December 31:

(in thousands)	2012	2011	2010

Equity in losses of and impairment loss on investment in affiliate	$(1,741)	$(530)	$—
Interest income	222	32	31
Change in fair value of put option	—	732	557
Other, net	(69)	54	335

Total	$(1,588)	$288	$923

Equity loss in affiliate represents our proportionate share of the losses in Correspondent One and impairment loss on the investment (see Note 10).

The change in fair value of put option relates to three put option agreements we entered into with certain of the sellers of MPA. The put option expired in December 2011 (see Note 5).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

18.  INCOME TAXES

The income tax provision (benefit) consists of the following for the years ended December 31:

(in thousands)	2012	2011	2010

Current:
Domestic - Luxembourg	$2,841	$2,300	$(1,031)
Foreign - U.S. State	353	119	561
Foreign - Non U.S.	2,552	2,891	1,186
	$5,746	$5,310	$716

Deferred:
Domestic - Luxembourg	$388	$(387)	$395
Foreign - U.S. Federal	2,419	3,216	(1,014)
Foreign - U.S. State	(23)	(22)	(68)
Foreign - Non U.S.	208	(174)	(432)
	2,992	2,633	(1,119)
Total	$8,738	$7,943	$(403)

We received a favorable ruling in June 2010 regarding the treatment of certain intangibles that exist for purposes of determining the Company’s taxable income. The ruling was retroactive to the date of Separation from Ocwen and expires December 31, 2018.  As a result of the ruling, the Company recognized a $3.4 million credit attributable to 2009 in the second quarter of 2010. The impact of this is included above as a component of the current Luxembourg tax benefit. This ruling did not have a material impact on our deferred tax assets or liabilities. Income tax computed by applying the Luxembourg statutory income tax rate of 28.8% differs from income tax computed at the effective tax rate primarily because of the effect of the favorable tax ruling, differing tax rates in multiple jurisdictions, changes in valuation allowance and minority interest.

We operate under tax holidays in India, which are effective through 2020, and may be extended if certain additional requirements are satisfied. The tax holidays are conditional upon our meeting certain employment and investment thresholds. The impact of these tax holidays decreased foreign taxes by $1.4 million, $0.7 million, and $0.5 million in 2012, 2011, and 2010, respectively.

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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

A summary of the tax effects of the temporary differences is as follows for the years ended December 31:

(in thousands)	2012	2011

Current deferred tax assets:
Allowance for doubtful accounts and other reserves	$40	$72
Accrued expenses	1,940	1,294
Current deferred tax liabilities:
Prepaid expenses	(205)	(233)
Current deferred tax asset, net:	$1,775	$1,133

Non-current deferred tax assets:
Net operating loss carryforwards	$14,342	$13,207
Non-U.S. deferred tax asset	895	1,479
Share-based compensation	956	533
Other	7	31
Non-current deferred tax liabilities:
Intangible assets	(6,869)	(8,014)
Depreciation	(2,845)	(654)
	6,486	6,582
Valuation allowance	(2,413)	(2,209)
Non-current deferred tax asset, net	4,073	4,373
Net deferred tax asset	$5,848	$5,506

A valuation allowance is provided when it is deemed more-likely-than-not that some portion or all of a deferred tax asset will not be realized. In determining whether a valuation allowance is needed, we considered estimates of future taxable income, future reversals of temporary differences, the tax character of gains and losses, and the impact of tax planning strategies that can be implemented, if warranted. The increase in valuation allowance during 2012 relates to state and foreign losses generated in the current and prior years.

We have not provided Luxembourg deferred taxes on cumulative earnings of non-Luxembourg affiliates as these earnings have been indefinitely reinvested. The earnings relate to ongoing operations and at December 31, 2012, were $27.6 million.

As of December 31, 2012, the Company had a deferred tax asset of $14.3 million relating to United States Federal, state and foreign net operating losses. Of this amount, $1.5 million relating to state, and $0.9 million relating to Luxembourg net operating losses were subject to valuation allowances. The gross amount of net operating losses available for carryover to future years approximates $36.1 million.  Of this amount, $14.7 million relates to NCI for periods prior to our acquisition and is subject to Section 382 of the Internal Revenue Code (the “Code”) which limits their use to approximately $1.3 million per year. These losses are scheduled to expire between the years 2022 and 2029.

The Distribution of the Company during 2009 was intended to be a tax-free transaction under Section 355 of the Code. However, Ocwen recognized, and paid tax on, substantially all of the gain it has in the assets that comprise Altisource as a result of the restructuring. To the extent Ocwen does recognize tax under Section 355 of the Code, Altisource has agreed to indemnify Ocwen. In addition, we have agreed to indemnify Ocwen should the expected

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

tax treatments not be upheld upon review or audit to the extent related to our operating results. The Company does not anticipate a material obligation under this indemnity.

The following table reconciles the income tax provision (benefit) to the Luxembourg statutory income tax rate for the years ended December 31:

	2012	2011	2010

Statutory tax rate	28.80%	28.80%	28.60%
Foreign rate differential	(23.30)	(20.03)	(23.71)
Tax adjustment for retroactive ruling	—	—	(6.13)
Change in valuation allowance	0.16	—	0.44
State tax expense	0.17	0.06	0.26
Other	1.18	0.42	(0.18)
	7.01%	9.25%	(0.72)%

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

We recognize accrued interest and penalties related to uncertain tax positions in selling, general and administrative expenses in the consolidated statements of operations. As of December 31, 2012 and 2011, we did not have a liability recorded for payment of interest and penalties associated with uncertain tax positions.

19.  EARNINGS PER SHARE

Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the assumed conversion of dilutive securities.

Basic and diluted EPS are calculated as follows for the years ended December 31:

(in thousands, except per share data)	2012	2011	2010

Net income attributable to Altisource	$110,627	$71,112	$49,390

Weighted-average common shares outstanding, basic	23,358	24,373	25,083
Dilutive effect of stock options	1,604	1,312	1,176

Weighted-average common shares outstanding, diluted	24,962	25,685	26,259

Earnings per share
Basic	$4.74	$2.92	$1.96
Diluted	$4.43	$2.77	$1.88

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

An immaterial amount of options that were anti-dilutive have been excluded from the computation of diluted EPS for the year ended December 31, 2012 (0.1 million for 2011 and 2010). These options were anti-dilutive because their exercise price was greater than the average market price of our stock. Also excluded from the computation of diluted EPS are 0.3 million, 0.3 million and 0.7 million options for the years ended December 31, 2012, 2011 and 2010, respectively, granted for shares that are issuable upon the achievement of certain market and performance criteria related to our common stock price and an annualized rate of return to investors that have not been met at this point.

20.  COMMITMENTS AND CONTINGENCIES

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

Leases

We lease certain premises and equipment under various capital and operating lease agreements. Future minimum lease payments at December 31, 2012 under non-cancelable capital and operating leases with an original term exceeding one year are as follows:

(in thousands)	Capital Lease Obligations	Operating Lease Obligations

2013	$236	$9,022
2014	—	5,123
2015	—	3,553
2016	—	3,650
2017		3,557
Thereafter	—	2,914
	236	$27,819
Less: Amounts representing interest	(3)
Current portion of capital lease obligations	$233

Total operating lease expense, net of sublease income, was $10.9 million, $10.8 million and $7.8 million for the years ended December 31, 2012, 2011, and 2010, respectively. The operating leases generally relate to office locations and reflect customary lease terms which range from 1 to 7 years in duration.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

Escrow Balances

We hold customers’ assets in escrow at various financial institutions pending completion of certain real estate activities.  These amounts are held in escrow for limited periods of time, generally consisting of a few days and are not included in the consolidated balance sheets. Amounts held in escrow were $47.2 and $17.7 million as of December 31, 2012 and 2011 respectively.

21.  SEGMENT REPORTING

Our business segments are based upon our organizational structure which focuses primarily on the services offered and are consistent with the internal reporting that we use to evaluate operating performance and to assess the allocation of our resources by our Chief Executive Officer.

We conduct our operations through three reportable segments. The Mortgage Services segment provides services that span the mortgage and real estate lifecycle and are typically outsourced by loan servicers, originators and investors in single family homes. The Financial Services segment provides collection and customer relationship management services primarily to debt originators and servicers (e.g., credit card, auto lending, retail credit, mortgages) and the utility and insurance industries. The Technology Services segment principally consists of our REALSuiteTM applications as well as our information technology (“IT”) infrastructure services. The REALSuiteTM platform provides a fully integrated set of software applications and technologies that manage the end-to-end lifecycle for residential and commercial mortgage loan servicing including the automated management and payment of a distributed network of vendors. In addition, our Corporate Items and Eliminations segment includes eliminations of transactions between the reporting segments and costs related to corporate support functions including executive, finance, legal, human resources, vendor management, risk and six sigma.

Financial information for our segments is as follows:

	For the year ended December 31, 2012
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$452,796	$64,522	$74,189	$(23,147)	$568,360
Cost of revenue	285,586	46,737	54,634	(20,756)	366,201
Gross profit	167,210	17,785	19,555	(2,391)	202,159
Selling, general and administrative expenses	25,099	13,415	8,888	27,310	74,712
Income from operations	142,111	4,370	10,667	(29,701)	127,447
Other expense, net	(1,713)	(27)	(25)	(1,033)	(2,798)
Income before income taxes and non-controlling interests	$140,398	$4,343	$10,642	$(30,734)	$124,649

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

	For the year ended December 31, 2011
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$311,921	$71,181	$56,094	$(15,509)	$423,687
Cost of revenue	202,035	51,096	36,874	(14,156)	275,849
Gross profit	109,886	20,085	19,220	(1,353)	147,838
Selling, general and administrative expenses	15,278	15,634	4,867	26,352	62,131
Income from operations	94,608	4,451	14,353	(27,705)	85,707
Other (expense) income, net	248	(34)	(49)	38	203
Income before income taxes and non-controlling interests	$94,856	$4,417	$14,304	$(27,667)	$85,910

	For the year ended December 31, 2010
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$187,133	$77,617	$52,013	$(15,385)	$301,378
Cost of revenue	117,691	56,575	28,909	(14,116)	189,059
Gross profit	69,442	21,042	23,104	(1,269)	112,319
Selling, general and administrative expenses	13,718	20,739	4,985	17,910	57,352
Income from operations	55,724	303	18,119	(19,179)	54,967
Other (expense) income, net	781	(50)	(60)	133	804
Income before income taxes and non-controlling interests	$56,505	$253	$18,059	$(19,046)	$55,771

(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Total Assets:
December 31, 2012	$132,924	$37,782	$64,570	$193,950	$429,226
December 31, 2011	$112,780	$41,276	$32,279	$37,824	$224,159

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

22.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables contain selected unaudited statement of operations information for each quarter of 2012 and 2011. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Our business is affected by seasonality.

Unaudited quarterly results are as follows:

	2012 quarter ended(1)
(in thousands, except per share data)	December 31,	September 30,	June 30,	March 31,

Revenue	$141,101	$143,988	$144,205	$139,066
Gross profit	53,685	49,701	51,467	47,306
Income before income taxes and non-controlling interests	31,599	30,982	32,128	29,940
Net income	31,354	28,084	29,352	27,121
Net income attributable to Altisource	30,293	27,024	28,081	25,229

Net income per share
Basic	$1.30	$1.16	$1.20	$1.08
Diluted	$1.20	$1.08	$1.13	$1.02
Weighted average shares outstanding
Basic	23,389	23,338	23,316	23,381
Diluted	25,162	25,016	24,846	24,844

	2011 quarter ended(1)
(in thousands, except per share data)	December 31,	September 30,	June 30,	March 31,

Revenue	$131,956	$109,793	$93,268	$88,670
Gross profit	47,492	36,454	30,171	33,721
Income before income taxes and non-controlling interests	30,757	20,805	16,537	17,811
Net income	28,191	18,962	14,690	16,124
Net income attributable to Altisource	25,731	17,171	13,385	14,825

Net income per share
Basic	$1.09	$0.71	$0.54	$0.60
Diluted	$1.02	$0.67	$0.52	$0.57
Weighted average shares outstanding
Basic	23,692	24,341	24,625	24,845
Diluted	25,142	25,489	25,773	25,928

(1)                The sum of quarterly amounts, including per share amounts, may not equal amounts reported for year-to-date periods.  This is due to the effects of rounding and changes in the number of weighted-average shares outstanding for each period.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Consolidated Financial Statements (continued)

23.  SUBSEQUENT EVENTS

Acquisition of Fee Based Business from Ocwen

On January 31, 2013, we entered into letters of intent with Ocwen to acquire for a combined purchase price of $218.6 million certain fee-based businesses associated with Ocwen’s acquisition of Homeward Residential and the anticipated acquisition of the ResCap servicing portfolio. In connection with the intended acquisitions, the term of certain services agreements between Altisource and Ocwen (see Note 4) will be extended from 2020 to 2025. Additionally, Ocwen will not develop similar fee-based businesses that would directly or indirectly compete with the services provided by Altisource to the Homeward Residential and ResCap servicing portfolios.  Consummation of the transactions is subject to customary contingencies including various third party and regulatory consents and approvals.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Deloitte & Touche LLP has independently assessed the effectiveness of our internal control over financial reporting and its report is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.         OTHER INFORMATION

None.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to our definitive 2012 proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 11.           EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive 2012 proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to our definitive 2012 proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to our definitive 2012 proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive 2012 proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

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

2.1

Form of Separation Agreement between Altisource Portfolio Solutions S.A. and Ocwen Financial Corporation (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 10-12B/A — Amendment No. 1 to Form 10, as filed with the Commission on June 29, 2009)

2.2

Separation Agreement, dated as of December 21, 2012, between Altisource Residential Corporation and Altisource Portfolio Solutions S.A. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on December 21, 2012)

2.3

Separation Agreement, dated as of December 21, 2012, between Altisource Asset Management Corporation and Altisource Portfolio Solutions S.A. (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed on December 21, 2012)

3.1

Articles of Incorporation of Altisource Portfolio Solutions S.A. (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 10-12B/A — Amendment No. 1 to Form 10, as filed with the Commission on June 29, 2009)

10.1

Separation Agreement, dated as of August 10, 2009, by and between Altisource Portfolio Solutions S.A. and Ocwen Financial Corporation (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on August 13, 2009)

10.2

Tax Matters Agreement, dated as of August 10, 2009, between Altisource Solutions S.à r.l. and Ocwen Financial Corporation (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on August 13, 2009)

10.3

Employee Matters Agreement, dated as of August 10, 2009, between Altisource Solutions S.à r.l. and Ocwen Financial Corporation (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on August 13, 2009)

10.4

Technology Products Services Agreement, dated as of August 10, 2009, between Altisource Solutions S.à r.l. and Ocwen Financial Corporation (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on August 13, 2009)

10.5

Services Agreement, dated as of August 10, 2009, between Altisource Solutions S.à r.l. and Ocwen Financial Corporation (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on August 13, 2009)

10.6

Data Center and Disaster Recovery Services Agreement, dated as of August 10, 2009, between Altisource Solutions S.à r.l. and Ocwen Financial Corporation (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on August 13, 2009)

10.7

Intellectual Property Agreement, dated as of August 10, 2009, by and between Altisource Solutions S.à r.l. and Ocwen Financial Corporation (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on August 13, 2009)

10.8†

Form of Altisource Portfolio Solutions S.A. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Registration Statement on Form 10, as filed with the Commission on June 29, 2009)

10.9†

Employment Agreement by and between Altisource Solutions S.à r.l. and William B. Shepro (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Registration Statement on Form 10, as filed with the Commission on June 29, 2009)

10.10†

Employment Agreement by and between Altisource Solutions S.à r.l. and Robert D. Stiles (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registration Statement on Form 10, as filed with the Commission on June 29, 2009)

10.11†

Employment Agreement by and between Altisource Solutions S.à r.l. and Kevin J. Wilcox (incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the Registration Statement on Form 10, as filed with the Commission on June 29, 2009)

10.12

Purchase and Sale Agreement, dated as of February 12, 2010, by and among Altisource Portfolio Solutions S.A., and the Equity Interest Holders of The Mortgage Partnership of America, L.L.C. and the Management Owners (incorporated by reference to Exhibit 10.12 of the Company’s 10-K as filed with the Commission on March 17, 2010)

10.13†	Form of Put Option Agreements (incorporated by reference to Exhibit 10.13 of the Company’s 10-K as filed with the Commission on March 17, 2010)

10.14†

Form of Non-qualified Stock Option Agreement, pursuant to the 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 of the Company’s 10-K as filed with the Commission on February 18, 2011)

10.15

First Amendment to the Transition Services Agreement, dated as of August 10, 2011, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.1 of the Company’s 8-K, as filed with the Commission on August 16, 2011)

10.16†

Separation Agreement dated February 22, 2012 between Altisource Portfolio Solutions S.à r.l., Altisource Portfolio Solutions S.A. and Robert D. Stiles (incorporated by reference to Exhibit 10.1 to the Company’s 8-K as filed with the Commission on February 23, 2012)

10.17†

Employment Agreement dated March 13, 2012 between Altisource Portfolio Solutions S.à r.l. and Michelle D. Esterman (incorporated by reference to Exhibit 10.1 to the Company’s 8-K as filed with the Commission on March 16, 2012)

10.18

Support Services Agreement, dated as of August 10, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 16, 2012)

10.19†

First Amendment to the Employment Contract dated as of August 15, 2012 between Altisource Solutions S.à r.l. and William B. Shepro (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 20, 2012)

10.20†

First Amendment to the Employment Contract dated as of August 15, 2012 between Altisource Solutions S.à r.l. and Kevin J. Wilcox (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 20, 2012)

10.21

Services Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 5, 2012)

10.22

Technology Products Services Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 5, 2012)

10.23

Data Center and Disaster Recovery Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on October 5, 2012)

10.24

Intellectual Property Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on October 5, 2012)

10.25

First Amendment to Support Services Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on October 5, 2012)

10.26

First Amendment to Services Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on October 5, 2012)

10.27

First Amendment to Technology Products and Services Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on October 5, 2012)

10.28

First Amendment to Data Center and Disaster Recovery Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on October 5, 2012)

10.29

First Amendment to Intellectual Property Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on October 5, 2012)

10.30

Credit Agreement, dated as of November 27, 2012, among Altisource Solutions S.à r.l., as borrower, the Company and certain of the Company’s wholly-owned subsidiaries, as guarantors, Bank of America, N.A, as Administrative Agent and Collateral Agent, Bank of America, N.A., Barclays Bank PLC and Citigroup Global Markets Inc., as Lead Arrangers and Barclays Bank PLC and Citigroup Global Markets Inc., as Co-Syndication Agents, and certain lenders party thereto from time to time. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 3, 2012)

10.31

Support Services Agreement, dated as of December 21, 2012, between Altisource Residential Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 28, 2012)

10.32

Tax Matters Agreement, dated as of December 21, 2012, between Altisource Residential Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 28, 2012)

10.33**

Master Services Agreement, dated as of December 21, 2012, between Altisource Residential Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on December 28, 2012)

10.34

Trademark License Agreement, dated as of December 21, 2012, between Altisource Residential Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on December 28, 2012)

10.35

Support Services Agreement, dated as of December 21, 2012, between Altisource Asset Management Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 28, 2012)

10.36

Tax Matters Agreement, dated as of December 21, 2012, between Altisource Asset Management Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on December 28, 2012)

10.37

Trademark License Agreement, dated as of December 21, 2012, between Altisource Asset Management Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on December 28, 2012)

10.38

Technology Products Services Agreement, between Altisource Asset Management Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on December 28, 2012)

10.39

Senior Unsecured Term Loan Agreement, dated as of December 27, 2012, among Altisource Solutions S.à r.l., as Lender, Ocwen Financial Corporation, as Borrower, and certain subsidiaries of Ocwen Financial Corporation, as Guarantors. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 31, 2012)

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

101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2012, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at December 31, 2012, and December 31, 2011; (ii) Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2012; (iii) Consolidated Statements of Equity for each of the years in the three-year period ended December 31, 2012; (iv) Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2012; and (v) Notes to Financial Statements (as provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Act of 1934).

*                 Filed herewith

** Portions of this exhibit have been redacted pursuant to a request for confidential treatment. The non-public information has been filed separately with the Securities and Exchange Commission.

†                 Denotes management contract or compensatory arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 13, 2013
Altisource Portfolio Solutions S.A.

	By:	/s/ William B. Shepro
		Name:	William B. Shepro
		Title:	Director and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Michelle D. Esterman
		Name:	Michelle D. Esterman
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 13, 2013.

Signature	Title	Date

/s/ William C. Erbey	Chairman of the Board of Directors	February 13, 2013
William C. Erbey

/s/ William B. Shepro	Director and Chief Executive Officer	February 13, 2013
William B. Shepro	(Principal Executive Officer)

/s/ W. Michael Linn	Director	February 13, 2013
W. Michael Linn

/s/ Roland Müller-Ineichen	Director	February 13, 2013
Roland Müller-Ineichen

/s/ Timo Vättö	Director	February 13, 2013
Timo Vättö

/s/ Michelle D. Esterman	Chief Financial Officer	February 13, 2013
Michelle D. Esterman	(Principal Financial Officer and Principal Accounting Officer)