Form 10-Q
period 2013-03-31
Altisource Portfolio Solutions S.A.
filed 2013-04-25
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of April 19, 2013, there were 23,176,918 outstanding shares of the registrant’s shares of beneficial interest (excluding 2,235,830 shares held as treasury stock).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Condensed Consolidated Financial Statements (Unaudited)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$77,303	$105,502
Accounts receivable, net	109,238	88,955
Prepaid expenses and other current assets	21,760	7,618
Deferred tax assets, net	1,775	1,775
Total current assets	210,076	203,850

Premises and equipment, net	53,344	50,399
Deferred tax assets, net	4,073	4,073
Intangible assets, net	135,774	56,586
Goodwill	14,915	14,915
Investment in Correspondent One	—	12,729
Loan to Ocwen	—	75,000
Other assets	13,250	11,674

Total assets	$431,432	$429,226

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$57,704	$58,976
Current portion of long-term debt	2,000	2,000
Current portion of capital lease obligations	57	233
Other current liabilities	7,185	10,423
Total current liabilities	66,946	71,632

Long-term debt, less current portion	195,622	196,027
Other non-current liabilities	1,703	1,738

Commitments and contingencies (Note 17)

Equity:
Common stock ($1.00 par value; 100,000 shares authorized; (25,413 issued and 23,177 outstanding as of March 31, 2013; 25,413 issued and 23,427 outstanding as of December 31, 2012)	25,413	25,413
Additional paid-in-capital	88,297	86,873
Retained earnings	151,441	124,127
Treasury stock, at cost (2,236 shares as of March 31, 2013 and 1,986 shares as of December 31, 2012)	(99,291)	(77,954)
Altisource equity	165,860	158,459

Non-controlling interests	1,301	1,370
Total equity	167,161	159,829

Total liabilities and equity	$431,432	$429,226

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended March 31,
	2013	2012

Revenue	$148,827	$139,066
Cost of revenue	96,962	91,760

Gross profit	51,865	47,306
Selling, general and administrative expenses	18,680	17,015

Income from operations	33,185	30,291
Other income (expense), net:
Interest expense	(3,212)	(15)
Other income (expense), net	705	(336)
Total other income (expense), net	(2,507)	(351)

Income before income taxes and non-controlling interests	30,678	29,940
Income tax provision	(2,151)	(2,819)

Net income	28,527	27,121
Net income attributable to non-controlling interests	(1,009)	(1,892)

Net income attributable to Altisource	$27,518	$25,229

Earnings per share:
Basic	$1.18	$1.08
Diluted	$1.10	$1.02

Weighted average shares outstanding:
Basic	23,374	23,381
Diluted	25,058	24,844

Transactions with related parties included above:
Revenue	$90,098	$82,780
Selling, general and administrative expenses	673	574
Other income	773	—

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Altisource Equity
	Common stock		Additional paid-in capital	Retained earnings	Treasury stock, at cost	Non- controlling interests	Total

Balance, December 31, 2011	25,413	$25,413	$83,229	$126,161	$(72,048)	$3,188	$165,943
Net income	—	—	—	25,229	—	1,892	27,121
Contributions from non-controlling interest holders	—	—	—	—	—	11	11
Distributions to non-controlling interest holders	—	—	—	—	—	(2,083)	(2,083)
Share-based compensation expense	—	—	(184)	—	—	—	(184)
Exercise of stock options	—	—	—	(4,364)	6,341	—	1,977
Repurchase of shares	—	—	—	—	(16,781)	—	(16,781)
Balance, March 31, 2012	25,413	$25,413	$83,045	$147,026	$(82,488)	$3,008	$176,004

Balance, December 31, 2012	25,413	$25,413	$86,873	$124,127	$(77,954)	$1,370	$159,829
Net income	—	—	—	27,518	—	1,009	28,527
Contributions from non-controlling interest holders	—	—	—	—	—	12	12
Distributions to non-controlling interest holders	—	—	—	—	—	(1,090)	(1,090)
Share-based compensation expense	—	—	1,424	—	—	—	1,424
Exercise of stock options	—	—	—	(204)	660	—	456
Repurchase of shares	—	—	—	—	(21,997)	—	(21,997)
Balance, March 31, 2013	25,413	$25,413	$88,297	$151,441	$(99,291)	$1,301	$167,161

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$28,527	$27,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,724	2,279
Amortization of intangible assets	1,200	1,340
Share-based compensation expense	1,424	(184)
Equity in losses of affiliate	176	324
Bad debt expense	224	649
Amortization of debt discount	95	—
Amortization of debt issuance costs	215	—
Loss on sale or disposal of fixed assets	—	394
Changes in operating assets and liabilities:
Accounts receivable	(12,968)	(10,956)
Prepaid expenses and other current assets	(1,147)	(377)
Other assets	(1,741)	684
Accounts payable and accrued expenses	(7,805)	2,930
Other current and non-current liabilities	(3,368)	3,568
Net cash provided by operating activities	9,556	27,772

Cash flows from investing activities:
Additions to premises and equipment	(6,960)	(16,154)
Acquisition of business, net of cash acquired	(82,450)	—
Investment in equity affiliate	(50)	—
Repayment of loan to Ocwen	75,000	—
Net cash used in investing activities	(14,460)	(16,154)

Cash flows from financing activities:
Repayment of long-term debt	(500)	—
Principal payments on capital lease obligations	(176)	(201)
Proceeds from stock option exercises	456	1,977
Purchase of treasury stock	(21,997)	(16,781)
Contributions from non-controlling interests	12	11
Distributions to non-controlling interests	(1,090)	(2,083)
Net cash used in financing activities	(23,295)	(17,077)

Decrease in cash and cash equivalents	(28,199)	(5,459)
Cash and cash equivalents at the beginning of the period	105,502	32,125
Cash and cash equivalents at the end of the period	$77,303	$26,666

Supplemental cash flow information
Interest paid	$2,799	$15
Income taxes paid, net	402	694

Non-cash investing and financing activities
Amortization of tax-deductible goodwill	$—	$842
Premises and equipment purchased on account	700	—

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Condensed Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

Description of Business

Altisource Portfolio Solutions S.A., together with its subsidiaries, (which may be referred to as Altisource™, the Company, we, us or our) is a global provider of services focused on high-value, technology-enabled, knowledge-based solutions principally related to real estate and mortgage portfolio management, asset recovery and customer relationship management.

We are incorporated under the laws of Luxembourg and are publicly traded on the NASDAQ Global Select market under the symbol “ASPS.”

We conduct our operations through three reporting segments: Mortgage Services, Financial Services and Technology Services.  In addition, we report our corporate related expenditures and eliminations as a separate segment (see Note 18 for a description of our business segments).

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X.  Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete consolidated financial statements.  In the opinion of management, the interim data includes all normal recurring adjustments considered necessary to fairly state the results for the interim periods presented.  The preparation of interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our interim condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  All significant intercompany and inter-segment transactions and accounts have been eliminated in consolidation.

The Mortgage Partnership of America, L.L.C. (“MPA”), a wholly owned subsidiary of Altisource, is the manager of a national alliance of community mortgage bankers, correspondent lenders and suppliers of mortgage products and services that is referred to as the Lenders One® Mortgage Cooperative (“Lenders One”).  The management agreement between MPA and Lenders One, pursuant to which MPA is the management company of Lenders One, represents a variable interest in a variable interest entity.  MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact Lenders One’s economic performance and the obligation to absorb losses or the right to receive benefits from Lenders One.  As a result, Lenders One is presented in the accompanying interim condensed consolidated financial statements on a consolidated basis with the interests of the members reflected as non-controlling interests.  As of March 31, 2013, Lenders One had total assets of $1.7 million and liabilities of $0.4 million.  As of December 31, 2012, Lenders One had total assets of $2.3 million and liabilities of $1.0 million.

These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Form 10-K for the year ended December 31, 2012, filed with the SEC on February 13, 2013, which contains a summary of our significant accounting policies.  Certain footnote detail in the Form 10-K is omitted from the information included herein.

Fair Value of Financial Instruments

Our financial instruments primarily include cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued expenses and long-term debt.  The carrying amount of cash and cash equivalents, accounts receivable, restricted cash and accounts payable and accrued expenses are carried at amounts that approximate their fair value due to the short-term nature of these instruments.  The carrying amount of the long-term debt approximates fair value due to the variable interest rate.

NOTE 2 — TRANSACTIONS WITH RELATED PARTIES

Ocwen

Ocwen Financial Corporation, together with its subsidiaries (“Ocwen”), is our largest customer.  Ocwen is contractually obligated to purchase certain mortgage services and technology services from us through August 2025.  In connection with our acquisition of the fee-based businesses of Homeward Residential, Inc. (“Homeward”) from Ocwen on March 29, 2013 (see Note 3) and the agreement we entered into on April 12, 2013 to establish additional terms related to our agreements with Ocwen in connection with Ocwen’s acquisition of the fee-based businesses of Residential Capital, LLC (“ResCap”) (see Note 19), our agreements with Ocwen were amended to extend the term from 2020 to August 2025.  Further, as part of the amendments, we will be the exclusive provider of services to Ocwen with respect to the Homeward and ResCap servicing portfolios, and Ocwen will not establish similar fee-based businesses that would directly or indirectly compete with Altisource’s services with respect to the Homeward and ResCap businesses.  We settle amounts with Ocwen on a daily, weekly or monthly basis depending upon the nature of the service and when the service is provided.

Related party revenue consists of revenue earned directly from Ocwen and its subsidiaries and revenue earned from the loans serviced by Ocwen or its subsidiaries when Ocwen determines the service provider.  We earn additional revenue on the portfolios serviced by Ocwen or its subsidiaries that are not considered related party revenue when a party other than Ocwen selects the service provider.  As a percentage of each of our segment revenue and as a percentage of consolidated revenue, related party revenue was as follows for the three months ended March 31:

	2013	2012

Mortgage Services	68%	69%
Technology Services	50%	39%
Financial Services	<1%	<1%
Consolidated revenue	61%	60%

We record revenue we earn from Ocwen under various long-term servicing contracts at rates we believe to be market rates as they are consistent with one or more of the following: the fees we charge to other customers for comparable services, the fees Ocwen pays to other service providers, fees commensurate with market surveys prepared by unaffiliated firms and fees charged by our competitors.

Support Services

We have support services agreements with Ocwen.  These services include such areas as human resources, vendor management, corporate services, six sigma, quality assurance, quantitative analytics, treasury, accounting, risk management, legal, strategic planning and compliance. Payment for the services provided is based on the fully-allocated cost of providing the service based on an estimate of the time and expense of providing the service.  For the three months ended March 31, 2013 and 2012, we billed Ocwen $0.6 million and $0.8 million, respectively, and Ocwen billed us $0.7 million and $0.6 million, respectively, for services provided under these agreements.  These amounts are reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

Unsecured Term Loan

On December 27, 2012, we entered into a senior unsecured term loan agreement with Ocwen under which we loaned $75.0 million to Ocwen.  Payments of interest were due quarterly at a rate per annum equal to the Eurodollar Rate (as defined in the agreement) plus 6.75%, provided that the Eurodollar Rate shall at no time be less than 1.50%.  On February 15, 2013, Ocwen repaid the outstanding principal amount of $75.0 million plus all accrued and unpaid interest.  Interest income related to this loan was $0.8 million for the three months ended March 31, 2013.

Transactions Related to Fee-Based Businesses

On January 31 2013, we entered into non-binding letters of intent with Ocwen to acquire certain fee-based businesses associated with Ocwen’s acquisitions of the Homeward and the ResCap servicing portfolios.  Ocwen acquired the Homeward servicing portfolio on December 27, 2012 and the ResCap servicing portfolio on February 15, 2013.  Altisource acquired the Homeward fee-based businesses from Ocwen on March 29, 2013 (see Note 3), and Altisource entered into an agreement with Ocwen on April 12, 2013 to establish additional terms related to our services in connection with Ocwen’s acquisition of the ResCap fee-based businesses (see Note 19).

Correspondent One™ and HLSS™

In July 2011, we acquired an equity interest in Correspondent One S.A. (“Correspondent One”) (see Note 8).  We provided Correspondent One certain finance, human resources, legal support, facilities, technology, vendor management and risk management services.  For the three months ended March 31, 2013 and 2012, we billed Correspondent One less than $0.1 million, for each period, under a services agreement.  On March 31, 2013, we sold our 49% interest in Correspondent One to

Ocwen for $12.6 million and recorded a current asset of $12.6 million.  We received $12.6 million from Ocwen on April 2, 2013.  We also provide certain origination related services to Correspondent One.  We earned revenue of $0.1 million for the three months ended March 31, 2013 for these services (no comparative amount in 2012).

Home Loan Servicing Solutions, Ltd. (“HLSS”) is a public company whose primary objective is the acquisition of mortgage servicing rights and advances. In connection with the February 2012 HLSS initial public offering and subsequent thereto, HLSS acquired mortgage servicing related assets from Ocwen.  Our Chairman is also the Chairman of HLSS.  We provide HLSS certain finance, human resources and legal support services.  For the three months ended March 31, 2013 and 2012, we billed HLSS $0.2 million and less than $0.1 million, respectively, under a services agreement.

These amounts are reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

Residential and AAMC

Altisource Residential Corporation (“Residential”) and Altisource Asset Management Corporation (“AAMC”) were established, capitalized and distributed to our shareholders on December 21, 2012 and are each separate public companies (the “Separation of the Residential Asset Businesses”).   For purposes of governing certain ongoing relationships between Altisource, Residential and AAMC after the Separation of the Residential Asset Businesses, and to provide for an orderly transition, we entered into certain agreements with Residential and AAMC.

Residential and AAMC have entered the growing residential single family rental market.  We have agreements to provide certain services to Residential and/or AAMC related to renovation management, lease management and property management and support services such as finance, human resources, legal support, facilities, technology, vendor management and risk management pursuant to a Master Services Agreement and a Support Services Agreement.  In addition, certain services related to income tax matters, trademark licenses and technology products and services are described in separate agreements.  For the three months ended March 31, 2013, we billed Residential less than $0.1 million, and we billed AAMC less than $0.1 million under these agreements (no comparative amounts in 2012).

NOTE 3 — ACQUISITIONS

On March 29, 2013, we acquired certain fee-based businesses associated with Ocwen’s acquisition of Homeward.  As part of the acquisition, Ocwen agreed not to develop similar fee-based businesses that would directly or indirectly compete with services provided by Altisource relative to the Homeward servicing portfolio.  Additionally, the terms of certain service agreements between Altisource and Ocwen were amended to extend the term from 2020 to August 2025 (see Note 2).  We paid $87.0 million, subject to a working capital and net income adjustment within 90 days, for the Homeward fee-based businesses.

Management has prepared a preliminary purchase price allocation and assigned associated asset lives based upon available information at the time of closing.  This preliminary allocation and assessment of asset lives will be revised as additional information about the fair value of assets and liabilities becomes available but will not exceed 12 months from the acquisition date.

The preliminary allocation of the purchase price is estimated as follows:

(in thousands)

Cash	$4,500
Accounts receivable	7,221
Receivable from Ocwen	318
Prepaid expenses and other current assets	347
Premises and equipment	9
Customer relationship	80,388
92,783
Accounts payable and accrued expenses	(3,352)
Payable to Ocwen	(2,481)
Purchase price	$86,950

(in thousands)	Estimated life (in years)

Premises and equipment	2 - 5
Customer relationship	7

The following tables present the unaudited pro forma condensed consolidated results of operations as if the acquisition had occurred at the beginning of the periods presented.

	Three months ended March 31, 2013
(in thousands, except per share amounts)	As reported	Pro forma
Revenue	$148,827	$170,485
Net income attributable to Altisource	27,518	32,815
Earnings per share — diluted	1.10	1.31

	Three months ended March 31, 2012
(in thousands, except per share amounts)	As reported	Pro forma
Revenue	$139,066	$163,695
Net income attributable to Altisource	25,229	32,868
Earnings per share — diluted	1.02	1.32

The unaudited pro forma information presents the combined operating results of Altisource and Homeward.  The Homeward operating results were derived from its historical financial statements for the most comparable periods available.  The results prior to the acquisition date have been adjusted to include the pro forma impact of the adjustment of amortization of the acquired intangible asset based on the preliminary purchase price allocation, the adjustment of interest expense reflecting the portion of our $200.0 million senior secured term loan (the “Senior Secured Term Loan”) used in the Homeward acquisition (i.e., the pro forma impact of borrowing $87.0 million for the three months ended March 31, 2012) and to reflect the impact of income taxes on the pro forma adjustments utilizing Altisource’s effective income tax rate in each period presented.

The unaudited pro forma results are presented for illustrative purposes only and do not reflect additional revenue opportunities, the realization of any potential cost savings and any related integration costs.  It is management’s intent to transition the majority of the Homeward fee-based businesses to Altisource’s platform.  Certain revenue opportunities and cost savings may result from the transaction and the conversion to the Altisource model; however, there can be no assurance that these revenue opportunities and cost savings will be achieved.  These pro forma results do not purport to be indicative of the results that would have actually been obtained if the transaction occurred as of the beginning of each of the periods presented, nor does the pro forma data intend to be a projection of results that may be obtained in the future.

NOTE 4 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	March 31,	December 31,
(in thousands)	2013	2012

Billed
Non-related parties	$35,987	$25,950
Ocwen	32,898	19,817
Correspondent One	—	27
HLSS	142	163
AAMC	209	14
Residential	12	—
Other receivables	404	353
	69,652	46,324
Unbilled
Non-related parties	33,844	39,496
Ocwen	9,243	6,377
Correspondent One	—	32
	112,739	92,229
Allowance for doubtful accounts	(3,501)	(3,274)

Total	$109,238	$88,955

Unbilled fees consist primarily of asset management and default management services for which we recognize revenues over the service delivery period but bill following completion of the service.

NOTE 5 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
(in thousands)	2013	2012

Maintenance agreements, current portion	$5,457	$3,636
Income taxes receivable	—	1,814
Prepaid expenses	2,954	1,640
Cash held for clients	594	447
Due from Ocwen on sale of Correspondent One	12,648	—
Other current assets	107	81

Total	$21,760	$7,618

NOTE 6 — PREMISES AND EQUIPMENT, NET

Premises and equipment, net, which includes amounts recorded under capital leases, consists of the following:

	March 31,	December 31,
(in thousands)	2013	2012

Computer hardware and software	$74,211	$68,329
Office equipment and other	14,386	15,592
Furniture and fixtures	5,692	5,344
Leasehold improvements	15,570	12,982
	109,859	102,247
Less: Accumulated depreciation and amortization	(56,515)	(51,848)

Total	$53,344	$50,399

Depreciation and amortization expense, inclusive of capital leases, amounted to $4.7 million and $2.3 million for the three months ended March 31, 2013 and 2012, respectively, and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations.

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

There were no changes in goodwill during the three months ended March 31, 2013. The following is a summary of goodwill by segment:

	Mortgage	Financial	Technology
(in thousands)	Services	Services	Services	Total

Balance, March 31, 2013 and December 31, 2012	$10,919	$2,378	$1,618	$14,915

Intangible Assets, Net

Intangible assets, net consist of the following:

	Weighted average estimated	Gross carrying amount		Accumulated amortization		Net book value
	useful life	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(dollars in thousands)	(years)	2013	2012	2013	2012	2013	2012

Definite-lived intangible assets
Trademarks	16	$10,614	$10,614	$(4,179)	$(4,060)	$6,435	$6,554
Customer-related intangible assets	11	118,754	38,366	(19,123)	(18,567)	99,631	19,799
Operating agreement	20	35,000	35,000	(5,542)	(5,104)	29,458	29,896
Non-compete agreement	4	1,300	1,300	(1,050)	(963)	250	337

Total		$165,668	$85,280	$(29,894)	$(28,694)	$135,774	$56,586

Amortization expense for definite lived intangible assets was $1.2 million and $1.3 million for the three months ended March 31, 2013 and 2012, respectively. Expected annual definite lived intangible asset amortization for 2013 through 2017, is $16.3 million, $24.2 million, $19.5 million, $16.1 million and $13.3 million, respectively, including preliminary amounts associated with the Homeward acquisition (see Note 3).

NOTE 8 — INVESTMENT IN EQUITY AFFILIATE

Correspondent One purchases closed conforming and government guaranteed residential mortgages from approved mortgage bankers.  Correspondent One provides members of Lenders One additional avenues to sell loans beyond Lenders One’s preferred investor arrangements and the members’ own network of loan buyers. Prior to the sale of our interest in Correspondent One to Ocwen on March 31, 2013 (see Note 2), we had significant influence over the general operations of Correspondent One consistent with our 49% ownership level, and therefore, accounted for our investment under the equity method. We had no funding commitments to Correspondent One as of March 31, 2013.

Our net loss on this investment using the equity method was $0.2 million and $0.3 million for the three months ended March 31, 2013 and 2012, respectively.

NOTE 9 — OTHER ASSETS

Other assets consist of the following:

	March 31,	December 31,
(in thousands)	2013	2012

Security deposits, net	$6,279	$5,019
Debt issuance costs, net	4,230	4,260
Maintenance agreements, non-current portion	2,363	1,614
Unbilled fees	—	423
Restricted cash	158	158
Other	220	200

Total	$13,250	$11,674

NOTE 10 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
(in thousands)	2013	2012

Accounts payable	$10,128	$5,079
Accrued expenses - general	19,161	16,528
Accrued salaries and benefits	13,553	19,613
Income taxes payable	8,606	8,750
Payable to Ocwen	6,248	8,865
Payable to AAMC	8	141

Total	$57,704	$58,976

Other current liabilities consist of the following:

	March 31,	December 31,
(in thousands)	2013	2012

Deferred revenue	$1,519	$2,482
Facility closure cost accrual, current portion	139	138
Collections due to clients	594	447
Book overdrafts	2,857	5,229
Other	2,076	2,127

Total	$7,185	$10,423

Facility Closure Costs

During 2009, we accrued facility closure costs (included in other current and other non-current liabilities in the condensed consolidated balance sheets) primarily consisting of lease exit costs (expected to be paid through 2014) and severance related to the closure of two facilities. The following table summarizes the activity, all recorded in our Financial Services segment, for the three months ended March 31, 2013:

(in thousands)	Lease Costs

Balance, December 31, 2012	$294
Payments	(60)
Balance, March 31, 2013	234
Less: Long-term portion	(95)

Facility closure cost accrual, current portion	$139

We do not expect significant additional costs related to the closure of these facilities.

NOTE 11 — LONG-TERM DEBT

Long-term debt consists of the following:

	March 31,	December 31,
(in thousands)	2013	2012

Senior Secured Term Loan	$199,500	$200,000
Less: Unamortized discount	(1,878)	(1,973)
Net long-term debt	197,622	198,027
Less: Current portion	(2,000)	(2,000)

Long-term debt, less current portion	$195,622	$196,027

Legal fees and other direct expenses relating to the Senior Secured Term Loan were capitalized.  At March 31, 2013, total debt issuance costs were $4.2 million, net of $0.3 million of accumulated amortization.  At December 31, 2012, total debt issuance costs were $4.3 million, net of $0.1 million of accumulated amortization.  Debt issuance costs are included in other assets in the accompanying condensed consolidated balance sheets.

Interest expense on the Senior Secured Term Loan, including amortization of debt issuance costs and the debt discount, totaled $3.2 million for the three months ended March 31, 2013 (no comparative amount in 2012). The interest rate at March 31, 2013 was 5.75%.

NOTE 12 — EQUITY AND SHARE-BASED COMPENSATION

Stock Repurchase Plan

In May 2012, our shareholders approved a stock repurchase program, which replaced the previous stock repurchase program. Under the plan, we are authorized to purchase up to 3.5 million shares of our common stock in the open market in addition to amounts previously purchased under the prior plan. From authorization of the prior plan in May 2010 through March 31, 2013, we have purchased approximately 2.8 million shares of our common stock in the open market at an average price of $41.76 per share.  We purchased 0.3 million shares of common stock (at an average price of $82.58 per share) during the three months ended March 31, 2013 and 0.3 million shares of common stock (at an average price of $63.25 per share) during the three months ended March 31, 2012.  There are 3.2 million shares of common stock remaining available for repurchase under the plan.  Luxembourg law limits share repurchases to approximately the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings less shares repurchased.  At March 31, 2013, approximately $40.0 million was available to repurchase our common stock under Luxembourg law.  Our Senior Secured Term Loan agreement also limits our ability to repurchase our common stock, which will limit the amount we can spend on share repurchases in any year and may prevent repurchases in certain circumstances.  As of March 31, 2013, there was no capacity available to repurchase our common stock under our Senior Secured Term Loan agreement.

Share-Based Compensation

We issue share-based awards in the form of stock options for certain employees and officers. We recorded share-based compensation expense of $1.4 million for the three months ended March 31, 2013 and $(0.2) million for the three months ended March 31, 2012. The amount in 2012 includes the reversal of $0.8 million of share-based compensation expense related to the departure of an executive officer in March 2012.

Outstanding share-based compensation currently consists primarily of stock option grants that are a combination of service-based and market-based options.

Service-based Options.  These options are granted at fair value on the date of grant. The options generally vest over four years with equal annual cliff-vesting and expire on the earlier of 10 years after the date of grant or following termination of service. A total of 0.9 million service-based awards were outstanding at March 31, 2013.

Market-based Options.  These option grants have two components each of which vest only upon the achievement of certain criteria. The first component, which we refer to internally as “ordinary performance” grants, consists of two-thirds of the market-based grant and begins to vest if the stock price realizes a compounded annual gain of at least 20% over the exercise price, as long as the stock price is at least double the exercise price. The remaining third of the market-based options, which we refer to internally as “extraordinary performance” grants, begins to vest if the stock price realizes a compounded annual gain of at least 25% over the exercise price, as long as it is at least triple the exercise price. The vesting schedule for all market-based awards is 25% upon achievement of the criteria and the remaining 75% in three equal annual installments. A total of 2.2 million market-based awards were outstanding at March 31, 2013.

The Company granted less than 0.1 million stock options (at a weighted average exercise price of $88.56 per share) during the three months ended March 31, 2013 and 0.2 million stock options (at a weighted average exercise price of $63.32 per share) during the three months ended March 31, 2012.

The fair value of the service-based options was determined using the Black-Scholes option pricing model, and a lattice (binomial) model was used to determine the fair value of the market-based options, using the following assumptions as of the grant date:

	Three months ended March 31, 2013		Three months ended March 31, 2012
	Black-Scholes	Binomial	Black-Scholes	Binomial

Risk-free interest rate	1.02%–1.13%	0.08%–2.02%	1.16% – 1.17%	0.09% – 2.04%
Expected stock price volatility	36.35%–36.50%	36.40%–36.50%	34.62% – 34.65%	34.50% – 34.60%
Expected dividend yield	—	—	—	—
Expected option life (in years)	6.25	—	6.25	—
Contractual life (in years)	—	14	—	14

Fair value	$31.33–$34.74	$16.12–$30.34	$22.74 – $22.80	$11.65 – $17.27

The following table summarizes the weighted-average fair value of stock options granted, the total intrinsic value of stock options exercised and the fair value of options vested:

	Three months ended March 31,
(in thousands, except per share amounts)	2013	2012
Weighted-average fair value at grant date per share	$25.22	$17.23
Intrinsic value of options exercised	918	8,242
Fair value of options vested	838	275

Share-based compensation expense is recorded net of estimated forfeiture rates ranging from 1% to 10%.

As of March 31, 2013, estimated unrecognized compensation costs related to share-based payments amounted to $4.2 million, which we expect to recognize over a weighted-average remaining requisite service period of approximately 2.3 years.

The following table summarizes the activity related to our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2012	3,058,309	$17.69	6.1	$211,072
Granted	30,000	88.56
Exercised	(16,450)	27.73
Forfeited	—	—
Outstanding at March 31, 2013	3,071,859	18.32	5.9	159,433

Exercisable at March 31, 2013	2,261,878	12.20	5.3	130,326

Restricted Shares in AAMC

Prior to the separation of AAMC, certain Altisource employees were granted 0.1 million restricted AAMC shares. The restricted shares will vest in three tranches, subject to the achievement of the following performance hurdles:

•                  25% of the grant will vest in accordance with the vesting schedule set forth below if the market value of AAMC common stock meets all three of the following conditions: (i) the market value is at least equal to $250 million; (ii) the market value has realized a compounded annual gain of at least 20% over the market value on the date of the grant; and (iii) the market value is at least double the market value on the date of the grant;

•                  50% of the grant will vest in accordance with the vesting schedule set forth below if the market value of AAMC common stock meets all three of the following conditions: (i) the market value is at least equal to $500 million; (ii) the market value has realized a compounded annual gain of at least 22.5% over the market value on the date of the grant; and (iii) the market value is at least triple the market value on the date of the grant; and

•                  25% of the grant will vest in accordance with the vesting schedule set forth below if the market value of AAMC common stock meets all three of the following conditions: (i) the market value is at least equal to $750 million; (ii) the market value has realized a compounded annual gain of at least 25% over the market value on the date of the grant; and (iii) the market value is at least quadruple the market value on the date of the grant.

After the performance hurdles for a tranche have been achieved, 25% of the restricted shares in that tranche will vest on each of the first four anniversaries of the date that the performance hurdles for that tranche were met.

If an award recipient’s service with Altisource is terminated prior to full vesting of the restricted shares, then the award recipient will forfeit all unvested restricted shares except that if (i) an award recipient’s service is terminated without cause or due to death or disability and (ii) the performance hurdles for a tranche have already been achieved or are achieved within 90 days of termination, unvested restricted stock for the corresponding tranche will continue to vest according to the above vesting schedule.

Expense related to these restricted shares for the three months ended March 31, 2013 was less than $0.1 million.

NOTE 13 — COST OF REVENUE

Cost of revenue principally includes payroll and employee benefits associated with personnel employed in customer service and operations roles, fees paid to external providers related to the provision of services, reimbursable expenses, technology and telecommunications expenses as well as depreciation and amortization of operating assets. The components of cost of revenue were as follows for the three months ended March 31:

(in thousands)	2013	2012

Compensation and benefits	$32,579	$27,485
Outside fees and services	34,895	28,653
Reimbursable expenses	20,266	28,706
Technology and telecommunications	5,491	5,124
Depreciation and amortization	3,731	1,792

Total	$96,962	$91,760

NOTE 14 — SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include payroll for personnel employed in executive, finance, legal, human resources, vendor management, risk and six sigma roles.  This category also includes occupancy costs, professional fees and depreciation and amortization on non-operating assets.  The components of selling, general and administrative expenses were as follows for the three months ended March 31:

(in thousands)	2013	2012

Compensation and benefits	$5,457	$4,383
Professional services	1,632	1,655
Occupancy related costs	6,576	6,509
Amortization of intangible assets	1,200	1,340
Depreciation and amortization	993	487
Other	2,822	2,641

Total	$18,680	$17,015

NOTE 15 — OTHER INCOME (EXPENSE), NET

Other income (expense), net consists of the following for the three months ended March 31:

(in thousands)	2013	2012

Equity loss in affiliate	$(176)	$(324)
Interest expense	(3,212)	(15)
Interest income	856	16
Other, net	25	(28)

Total	$(2,507)	$(351)

Equity loss in affiliate represents our proportional share of the losses in Correspondent One (see Note 8).

NOTE 16 — EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities.

Basic and diluted EPS are calculated as follows for the three months ended March 31:

(in thousands, except per share data)	2013	2012

Net income attributable to Altisource	$27,518	$25,229

Weighted-average common shares outstanding, basic	23,374	23,381
Dilutive effect of stock options	1,684	1,463

Weighted-average common shares outstanding, diluted	25,058	24,844

Earnings per share
Basic	$1.18	$1.08
Diluted	$1.10	$1.02

For the three months ended March 31, 2013 and 2012, 0.1 million and less than 0.1 million options, respectively, that were anti-dilutive have been excluded from the computation of diluted EPS. These options were anti-dilutive because their exercise price was greater than the average market price of our common stock.  Also excluded from the computation of diluted EPS for the three months ended March 31, 2013 and 2012 are 0.1 million and 0.4 million options, respectively, granted for shares that are issuable upon the achievement of certain market and performance criteria related to our common stock price and an annualized rate of return to investors that have not been met.

NOTE 17 — COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we are involved in legal proceedings arising in the ordinary course of business.  We record a liability for litigation if an unfavorable outcome is probable and the amount of loss can be reasonably estimated, including expected insurance coverage. For proceedings where a range of loss is determined, we record a best estimate of loss within the range.

When legal proceedings are material, we disclose the nature of the litigation, and to the extent possible, the estimate of loss or range of loss. In the opinion of management, after consultation with legal counsel and considering insurance coverage where applicable, the outcome of current legal proceedings both individually and in the aggregate will not have a material impact on our financial condition, results of operations or cash flows.

Escrow Balances

We hold customers’ assets in escrow at various financial institutions pending completion of certain real estate activities. These amounts are held in escrow for limited periods of time, generally consisting of a few days and are not included in the condensed consolidated balance sheets. Amounts held in escrow were $42.1 million and $47.2 million as of March 31, 2013 and December 31, 2012, respectively.

NOTE 18 — SEGMENT REPORTING

Our business segments are based upon our organizational structure, which focuses primarily on the services offered, and are consistent with the internal reporting used by our Chief Executive Officer to evaluate operating performance and to assess the allocation of our resources.

We classify our businesses into three reportable segments. The Mortgage Services segment provides services that span the mortgage and real estate lifecycle and are typically outsourced by loan servicers, loan originators and investors in single family homes. The Financial Services segment provides collection and customer relationship management services primarily to debt originators and servicers (e.g., credit card, auto lending, retail credit, mortgages) and the utility and insurance industries. The Technology Services segment principally consists of our REALSuiteTM applications as well as our information technology (“IT”)

infrastructure services. The REALSuite platform provides a fully integrated set of software applications and technologies that manage the end-to-end lifecycle for residential and commercial mortgage loan servicing including the automated management and payment of a distributed network of vendors. In addition, our Corporate Items and Eliminations segment includes eliminations of transactions between the reporting segments and costs related to corporate support functions including executive, finance, legal, human resources, vendor management, risk and six sigma.

Financial information for our segments is as follows:

	Three months ended March 31, 2013
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$117,448	$16,336	$20,231	$(5,188)	$148,827
Cost of revenue	72,369	12,026	17,112	(4,545)	96,962
Gross profit	45,079	4,310	3,119	(643)	51,865
Selling, general and administrative expenses	5,458	2,850	1,865	8,507	18,680
Income from operations	39,621	1,460	1,254	(9,150)	33,185
Other income (expense), net	(173)	(3)	4	(2,335)	(2,507)
Income before income taxes and non-controlling interests	$39,448	$1,457	$1,258	$(11,485)	$30,678

	Three months ended March 31, 2012
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$109,661	$18,016	$17,022	$(5,633)	$139,066
Cost of revenue	73,039	12,333	11,466	(5,078)	91,760
Gross profit	36,622	5,683	5,556	(555)	47,306
Selling, general and administrative expenses	5,691	3,830	1,849	5,645	17,015
Income from operations	30,931	1,853	3,707	(6,200)	30,291
Other expense, net	(321)	(14)	(11)	(5)	(351)
Income before income taxes and non-controlling interests	$30,610	$1,839	$3,696	$(6,205)	$29,940

NOTE 19 — SUBSEQUENT EVENT

On April 12, 2013, we entered into an agreement with Ocwen to establish additional terms related to the existing servicing arrangements between Altisource and Ocwen in connection with Ocwen’s acquisition of certain mortgage servicing platform assets of ResCap.  In exchange for $128.8 million to be paid by Altisource to Ocwen, Altisource will be the exclusive provider of certain services related to the ResCap servicing portfolio.  We paid $80.0 million at closing and the remaining $48.8 million will be paid in monthly installments for up to five months following the closing.  We acquired no tangible assets and assumed no liabilities in connection with the agreement.  However, certain employees as well as practices and processes developed to support the ResCap servicing portfolio are components of the transaction.  We anticipate the transaction will be accounted for as a business combination in accordance with Financial Accounting Standards Board Accounting Standards Codification section 805, Business Combinations. We have not completed a preliminary price allocation since the transaction was recently completed.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our businesses, current developments, financial condition, results of operations and liquidity.  Our MD&A should be read in conjunction with our Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”) on February 13, 2013.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q regarding anticipated financial outcomes, business and market conditions, outlook and other similar statements related to Altisource’s future financial and operational performance are “forward looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by the use of terminology such as “anticipate,” “intend,” “expect,” “may,” “could,” “should,” “would,” “plan,” “estimate,” “believe,” “predict,” “potential” or “continue” or the negative of these terms and other comparable terminology.  Forward-looking statements are not guarantees of future performance and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially. The following are examples of such items and are not intended to be all inclusive:

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

Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the risks discussed in the “Risk Factors” section of our Form 10-K for the year ended December 31, 2012 and include the following:

•                  our ability to retain our existing customers, expand relationships and attract new customers;

•                  the level of loan delinquencies;

•                  the level of origination volume;

•                  technology failures;

•                  our business is dependent on the trend toward outsourcing;

•                  our ability to raise debt;

•                  success is dependent on our directors, executive officers and key personnel; and

•                  our ability to comply with and burdens imposed by changes in governmental regulations, taxes and policies.

We caution you not to place undue reliance on these forward-looking statements as they reflect our view only as of the date of this report.  We are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

OVERVIEW

Our business

When we refer to “we,” “us,” “our,” “the Company” or “Altisource” we mean Altisource Portfolio Solutions S.A., a Luxembourg société anonyme, or public limited company, and its wholly-owned subsidiaries.

We, through our subsidiaries, are a global provider of fee-based services focused on high-value, technology-enabled, knowledge-based solutions principally related to mortgage and real estate portfolio management, asset recovery and customer relationship management.

We classify our business into the following three reportable segments:

Mortgage Services: Provides services that span the mortgage and real estate lifecycle and are typically outsourced by loan servicers, originators and investors in single family homes.  We provide these services primarily for loan portfolios serviced by Ocwen Financial Corporation (“Ocwen”).  We also have longstanding relationships with some of the leading capital markets firms, commercial banks, hedge funds, insurance companies and mortgage bankers.  Within the Mortgage Services segment, we provide the following services:

Asset management — Asset management services principally include property preservation, property inspection, real estate owned (“REO”) asset management, our consumer real estate portal and REO brokerage operations.  In connection with the spin-off of Altisource Residential Corporation (“Residential”) and Altisource Asset Management Corporation (“AAMC”), we also plan to provide property management, lease management and renovation management services for single family rental properties.

Residential property valuation — Residential property valuation services principally include traditional appraisal products through our licensed appraisal management company and alternative valuation products primarily through our network of real estate professionals.  We generally provide these services for loan servicers and mortgage bankers.

Closing and insurance services — Closing and insurance services principally include an array of title search, closing, title agency and insurance related services, including document preparation, pre-foreclosure and REO title searches, escrow and title insurance, program management and insurance brokerage services applicable to residential loan servicers.  We also began providing closing and title agency services for loan originations.

Default management services — Default management services principally include foreclosure trustee services for loan servicers and non-legal processing and related services for and under the supervision of foreclosure, bankruptcy and eviction attorneys.

Origination management services — Origination management services principally include the operations of Mortgage Partnership of America, L.L.C. (“MPA”) and our contract underwriting and quality control businesses. MPA serves as the manager of Best Partners Mortgage Cooperative, Inc. (“BPMC”), which is referred to as the Lenders One Mortgage Cooperative (“Lenders One”), a national alliance of independent mortgage bankers that provides its members with education and training along with revenue enhancing, cost reducing and market share expanding opportunities.  We provide other origination related services in the residential property valuation business. In addition, some of the origination related reseller businesses, including the flood certification business, are included in the Technology Services REALSuite business.

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

Technology Services: Comprises our REALSuite of applications as well as our information technology (“IT”) infrastructure services.  We currently provide our IT infrastructure services to Ocwen, Home Loan Servicing Solutions (“HLSS”), Correspondent One S.A. (“Correspondent One”), Residential, AAMC and ourselves.  The REALSuite platform provides a fully integrated set of software applications and technologies that manage the end-to-end lifecycle for residential and commercial mortgage loan servicing including the automated management and payment of a distributed network of vendors.  A brief description of the key REALSuite software products is below:

REALServicing® — An enterprise residential mortgage loan servicing product that offers an efficient and effective platform for loan servicing including default administration.  This technology solution features automated workflows, a dialogue engine and robust reporting capabilities.  The solution spans the loan servicing lifecycle from loan boarding to satisfaction including all collections, payment processing and reporting.  We also offer our REALSynergy® enterprise commercial loan servicing system.

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

Corporate Items and Eliminations: Includes costs related to corporate support functions including executive, finance, legal, human resources, vendor management, risk and six sigma and also includes eliminations of transactions between the reporting segments.  Corporate items and eliminations also include the cost of facilities until 40% of the facilities are occupied by the business units.

We classify revenue in three categories:  (i) service revenue, (ii) revenue from reimbursable expenses and (iii) non-controlling interests.  In evaluating our performance, we focus on service revenue, which consists of amounts attributable to our fee-based services. Reimbursable expenses and non-controlling interests are pass-through items for which we earn no margin.  Reimbursable expenses consist of amounts we incur on behalf of our customers in performing our fee-based services, but we pass such costs directly on to our customers without any additional markup.  Non-controlling interests represent the earnings of Lenders One, a consolidated entity not owned by Altisource and are included in revenue and reduced from net income to arrive at net income attributable to Altisource.

Stock repurchase plan

In May 2012, our shareholders approved a stock repurchase program, which replaced the previous stock repurchase program. Under the plan, we are authorized to purchase up to 3.5 million shares of our common stock in the open market in addition to amounts previously purchased under the prior plan. From authorization of the prior plan in May 2010 through March 31, 2013, we have purchased approximately 2.8 million shares of our common stock in the open market at an average price of $41.76 per share.  We purchased 0.3 million shares of common stock (at an average price of $82.58 per share) during the three months ended March 31, 2013 and 0.3 million shares of common stock (at an average price of $63.25 per share) during the three months ended March 31, 2012.  There are 3.2 million shares of common stock remaining available for repurchase under the plan.  Luxembourg law limits share repurchases to approximately the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings less shares repurchased.  At March 31, 2013, approximately $40.0 million was available to repurchase our common stock under Luxembourg law.  Our $200.0 million senior secured term loan (the “Senior Secured Term Loan”) agreement limits our ability to repurchase our common stock, which will limit the amount we can spend on share repurchases in any year and may prevent repurchases in certain circumstances.  As of March 31, 2013, there was no capacity available to repurchase our common stock under our Senior Secured Term Loan agreement.

Growth initiatives

We believe there are significant growth opportunities for Altisource.  Our 2013 strategic growth initiatives are:

•                  maintaining and growing our services provided to Ocwen as it continues to grow its residential loan servicing portfolio;

•                  growing our origination related services by providing services to the members of Lenders One and Ocwen’s origination platform;

•                  deploying the Hubzu™ consumer real estate portal to the distressed and non-distressed home sales market;

•                  providing property management, lease management and renovation management services for single family home rentals; and

•                  growing the Financial Services segment’s revenue and earnings.

Services provided to Ocwen - We believe Ocwen’s anticipated servicing portfolio growth will continue to provide a meaningful contribution to our revenue even as delinquency rates decline.  Delinquencies are not going to go away.  According to Moody’s CreditForecast.com, even pre-financial crisis, non-Government-Sponsored Enterprise (“non-GSE”) delinquency rates averaged 6.7%.  As delinquencies and the opportunities for Ocwen to acquire the servicing on large non-performing loan portfolios return to a more normal level, we may experience a flattening in our revenue in the short term.  In the long term, however, the expansion of our other services, and the redeployment of the operating cash generated from our businesses, should provide for on-going growth.  We continue to develop new services to complement our current offerings.  For example, in our Mortgage Services segment, we are developing new default related services, like mortgage modification insurance, short sales services and mortgage charge-off collections.  We believe these services will not only accelerate our growth but will also help Ocwen extend its performance leadership.

With respect to Ocwen’s servicing portfolio growth, the Mortgage Services segment is almost fully staffed to support the anticipated near doubling of the non-GSE loans on REALServicing by the fourth quarter of 2013.  This growth is expected based on Ocwen’s acquisition of the Homeward Residential, Inc. (“Homeward”) servicing platform and Ocwen’s acquisition of the Residential Capital, LLC (“ResCap”) and the Ally Financial Inc. (“Ally”) servicing rights.  We accomplished our first quarter 2013 results with only modest benefit from the Homeward servicing portfolio and no benefit from the ResCap and Ally servicing portfolios.  This bolsters our confidence that our default businesses’ operating margins will increase by approximately seven percentage points by year-end 2013, even after amortizing the intangible assets associated with the Homeward and ResCap transactions.

Mortgage origination related services — In the first quarter of 2013, the members of Lenders One originated approximately $53.0 billion of loans representing approximately 11.1% of the United States residential origination market.  As the manager of the cooperative, we leverage the size of Lenders One, 252 members strong as of March 31, 2013, to help the members obtain better execution on the sale of closed loans with third parties and to achieve lower costs on origination related services.

We are just beginning to roll out many of our services to the members of Lenders One as well as Ocwen’s origination operation to leverage our vendor network, technology, scale, global workforce and lower sales costs.  We believe our growth will continue irrespective of the overall volume of originations in the U.S. market.  With the potential slowdown in origination volume and declining origination margins, Lenders One members are beginning to focus on the cost side of the profitability equation, and we believe that this will serve us well.  We are currently providing origination related services to the members at a lower cost to help them save money.  Given the expected decline in origination volume, we are also working on establishing relationships with investors to provide additional sales channels for our members.  These products could include jumbo, reverse and non-prime mortgage loans.

Our service revenue from origination related services was $10.8 million for the three months ended March 31, 2013, an increase of 33% over the first quarter of 2012, outpacing the growth of the other Mortgage Services segment businesses.  This is reflective of Lenders One membership growth, origination volume growth and an increasing number of the Lenders One members retaining Altisource to provide them with origination related services.  As of March 31, 2013, Lenders One membership increased to 252 members compared to 241 members as of December 31, 2012, and the number of signed agreements for origination related services with the members increased from 158 to 165 from December 31, 2012 to March 31, 2013.

Hubzu — We continue to focus on deploying the Hubzu online real estate transaction website to the distressed and non-distressed home sales market, as we believe there are opportunities to benefit from a shifting consumer preference for online transacting. Hubzu provides an automated, transparent and integrated online solution for buying and selling real estate and, eventually, related services.  We have demonstrated that homeowners will purchase their homes on Hubzu.  We believe over 50% of homes acquired through Hubzu in 2012 were purchased for personal use.  To develop Hubzu as a marketplace for non-distressed home sales, we not only want homeowners to purchase their homes on Hubzu, but also for homeowners and their agents to list their homes for sale on Hubzu.  Today, we are focused on attracting real estate brokers and agents to list their homes for sale on Hubzu, and in time, we will target individual homeowners to use our real estate brokerage to list their homes for sale as well.  Over $40.0 billion per year is spent on real estate brokerage commissions in the United States, according to REAL Trends, Inc.  If we capture just a small percentage of this incredibly large market, we can substantially accelerate our growth.  For the three months ended March 31, 2013, we sold more than 5,500 homes, and our revenue has grown to $14.6 million, compared to $10.7 million in the first quarter of 2012 (Hubzu is part of our asset management services business in our Mortgage Services segment).

Our 2013 efforts to grow Hubzu are centered on offering Hubzu to other servicers and asset managers to sell their REO and providing Hubzu to individual listing agents and brokers for their distressed and non-distressed home sales, including short sales.  In this regard, we are making progress in our sales conversations with servicers and asset management companies to add them to our marketplace and further extend our leadership position in online home sales.  Additionally, to lay the foundation for a broader entry into the non-distressed home sale market, we recently completed a successful pilot of Hubzu’s direct to broker program.  By the end of April, Hubzu will be available to all licensed real estate agents and brokers.

In the medium to longer term, we intend to explore the possibility of distributing our ownership interest in the Hubzu business creating, a new public company.   The consumer real estate portal has many of the same characteristics as some of the other publicly-traded real estate related technology companies.  Similar to these companies, we believe that we can create greater shareholder value with Hubzu operating as a separate stand-alone company.   As a stand-alone company, Hubzu would have a singularly focused management team, and the performance of the business would be easier to compare with like companies.  With regard to Hubzu, there is no certainty at this time that a separation will occur. Further, the consummation of any spin-off or similar transaction will be subject to our reaching satisfactory conclusions with our financial, tax and legal advisors on all applicable issues and the receipt of any necessary approvals.

Property management, lease management and renovation management services — In 2012, we enhanced our property management, lease management and renovation management capabilities to position us to provide services to the single family rental market.  In the fourth quarter of 2012, we entered into a 15-year service agreement with Residential to be its exclusive provider of property management, lease management and renovation management services.  Residential began acquiring loans in the first quarter of 2013 and as of April 5, 2013 owned 1,410 loans, substantially all of which were non-performing.  As these non-performing loans move through the foreclosure process and as Residential continues to acquire assets, we expect the number of rental assets and our revenue to grow accordingly.  In time, we also intend to offer our services to other single family property owners.

Financial Services segment — This segment includes our receivables management and customer relationship management businesses. We are focused on transitioning the Financial Services business from a low growth, lower margin business into a modest growth and higher margin business by expanding our higher margin customer relationship management and charged-off mortgage businesses.  In this regard, we began providing services for a new customer relationship management client in the first quarter and expect to start providing services to another new client early in the third quarter.   In addition, we continued to expand our relationship with two existing customer relationship management clients.   With respect to the charged-off mortgage business, in April we executed a services agreement with Ocwen to perform these services and have begun to receive additional referrals.

Factors affecting comparability

The following additional items may impact the comparability of our results:

•                  The average number of loans serviced by Ocwen on REALServicing totaled 0.9 million loans for the three months ended March 31, 2013 compared to 0.7 million loans for the three months ended March 31, 2012.  The average number of delinquent non-GSE loans serviced by Ocwen on REALServicing totaled 234,000 loans for the three months ended March 31, 2013 compared to 192,000 loans for the three months ended March 31, 2012.  During the first quarter of 2013 and through April 1, 2013, all of the Homeward non-GSE loans were boarded on REALServicing.  We anticipate boarding the ResCap non-GSE loans on REALServicing before the end of the third quarter of 2013.  We also expect to board all Homeward and ResCap GSE loans on REALServicing in the first quarter of 2014;

•                  In November 2012, we borrowed $200.0 million under a Senior Secured Term Loan agreement.  Interest expense, including amortization of debt issuance costs and debt discount, totaled $3.2 million for the three months ended March 31, 2013 (no comparative amount for the three months ended March 31, 2012);

•                  We repurchased 0.3 million shares of our common stock under our stock repurchase program in each of the three months ended March 31, 2013 and 2012;

•                  On March 29, 2013, we acquired certain fee-based businesses from Ocwen for $87.0 million related to Ocwen’s recent acquisition of Homeward, subject to a working capital and net income adjustment to be determined within 90 days of the closing; and

•                  On December 27, 2012, we loaned Ocwen $75.0 million that earned interest at 6.75%.  The loan was repaid on February 15, 2013.

CONSOLIDATED RESULTS OF OPERATIONS

Summary Consolidated Results

Following is a discussion of our consolidated results of operations for the periods indicated.

The following table sets forth information regarding our results of operations for the three months ended March 31:

			% Increase
(dollars in thousands, except per share data)	2013	2012	/ (decrease)

Service revenue
Mortgage Services	$96,377	$79,320	22
Financial Services	16,132	17,760	(9)
Technology Services	20,231	17,022	19
Eliminations	(5,188)	(5,633)	8
	127,552	108,469	18
Reimbursable expenses	20,266	28,705	(29)
Non-controlling interests	1,009	1,892	(47)
Total revenue	148,827	139,066	7
Cost of revenue	96,962	91,760	6
Gross profit	51,865	47,306	10
Selling, general and administrative expenses	18,680	17,015	10
Income from operations	33,185	30,291	10
Other income (expense), net:
Interest expense	(3,212)	(15)	N/M
Other income (expense), net	705	(336)	N/M
Total other income (expense), net	(2,507)	(351)	N/M
Income before income taxes and non-controlling interests	30,678	29,940	2
Income tax provision	(2,151)	(2,819)	24
Net income	28,527	27,121	5
Net income attributable to non-controlling interests	(1,009)	(1,892)	47
Net income attributable to Altisource	$27,518	$25,229	9

Margins:
Gross profit/service revenue	41%	44%
Income from operations/service revenue	26%	28%

Earnings per share:
Basic	$1.18	$1.08	9
Diluted	$1.10	$1.02	8

N/M — not meaningful.

Revenue

We recognized service revenue of $127.6 million for the three months ended March 31, 2013, an 18% increase when compared to the three months ended March 31, 2012.  The continued growth in service revenue was driven by Ocwen’s servicing portfolio growth and growth in the average number of delinquent loans serviced by Ocwen on REALServicing in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, coupled with our ongoing expansion of mortgage and real estate portfolio management services.  Service revenue growth was also driven by an increase in origination related services provided to Lenders One members and growth in the Financial Services segment’s customer relationship management business.  Partially offsetting our service revenue growth was a decline in Financial Services segment revenue in our asset recovery management business. This business was impacted primarily by lower credit card charge-off placements, as credit card delinquencies remain at 18-year lows, according to a report by the American Bankers Association.

The decrease in revenue from reimbursable expenses is due primarily to lower REO property preservation orders and utility payments, with a corresponding decrease in cost of revenue, resulting from lower average REO inventory for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Our revenues are impacted by seasonality.  More specifically, the Financial Services segment’s asset recovery revenue tends to be higher in the first quarter and generally declines throughout the year.  Mortgage Services revenue is impacted by REO sales, which tend to be at their lowest level during the fall and winter months and highest during the spring and summer months.

Cost of Revenue and Gross Profit

Cost of revenue principally includes payroll and employee benefits associated with personnel employed in customer service and operations roles, fees paid to external providers related to the provision of services, reimbursable expenses, technology and telecommunications expenses and depreciation and amortization of operating assets.

We recognized cost of revenue of $97.0 million and $91.8 million for the three months ended March 31, 2013 and 2012, respectively.  The increase in cost of revenue is directly attributable to compensation, technology and vendor costs associated with the growth in Ocwen’s servicing portfolio, including its acquisition of the Homeward and ResCap portfolios, and higher costs in our Technology Services segment as we continue to invest in the development of our next generation technology and technology infrastructure to support our growth.  These cost increases were partially offset by lower reimbursable expenses discussed above.

Gross profit increased from $47.3 million, representing 44% of service revenue, for the three months ended March 31, 2012 to $51.9 million, representing 41% of service revenue, for the three months ended March 31, 2013.  The increase in gross profit was driven by revenue growth and margin expansion in the Mortgage Services segment, even after incurring the carrying costs to support Mortgage Services’ anticipated growth, partially offset by higher costs in our Technology Services segment as we continue to invest in the development of our next generation technology to support our growth initiatives.  Gross profit margins in the Mortgage Services segment improved from 46% for the three months ended March 31, 2012 to 47% for the three months ended March 31, 2013 primarily from workforce and vendor efficiencies.  The higher Technology Services costs offset the improved gross profit margins in our Mortgage Services segment, resulting in a decline in our consolidated gross profit margin.  Our gross profit margins can vary significantly from period to period.  The most significant factors that contribute to margin variability include the mix of services delivered, timing of investments in new services, hiring of staff in advance of new business and the timing of when loans are boarded by our customers.

Selling, General and Administrative Expenses and Income from Operations

Selling, general and administrative expenses (“SG&A”) include payroll for personnel employed in executive, finance, legal, human resources, vendor management, risk and six sigma roles.  This category also includes occupancy costs, professional fees, depreciation and amortization on non-operating assets.

We recognized SG&A of $18.7 million for the three months ended March 31, 2013, a 10% increase when compared to the three months ended March 31, 2012 as we are expanding some of our corporate functions to support Altisource’s growth.  On a consolidated basis, income from operations as a percentage of service revenue declined from 28% for the three months ended March 31, 2012 to 26% for the three months ended March 31, 2013 as a result of lower gross margins for the reasons mentioned above, partially offset by the slower growth of SG&A compared to service revenue.

Other Income (Expense), net

Other income (expense), net principally includes interest expense, interest income and equity loss in affiliate.  Interest expense for the three months ended March 31, 2013 increased by $3.2 million from the $200.0 million Senior Secured Term Loan borrowed in the fourth quarter of 2012 (no comparative amount in 2012).  Interest income of $0.9 million from a $75.0 million loan to Ocwen in the fourth quarter of 2012 partially offset the higher interest expense (no comparative amount in 2012).

Income Tax Provision

We recognized an income tax provision of $2.2 million for the three months ended March 31, 2013.  The effective tax rate differs from the Luxembourg statutory tax rate of 28.8% primarily because of the effect of a favorable tax ruling in Luxembourg and the mix of income and losses in multiple tax jurisdictions.  Our effective tax rate for the three months ended March 31, 2013 was 7.0% compared to 9.4% for the three months ended March 31, 2012. The lower effective tax rate in 2013 is due to higher relative taxable income in the current year in tax jurisdictions with a lower tax rate.  Our consolidated effective income tax rate for financial reporting purposes may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our domestic and international operations, which may be subject to differing tax rates and our ability to utilize net operating loss and tax credit carryforwards.

SEGMENT RESULTS OF OPERATIONS

The following section provides a discussion of pretax results of operations of our business segments for the three months ended March 31, 2013 and 2012.  Transactions between segments are accounted for as third party arrangements for purposes of presenting Segment Results of Operations.  Intercompany transactions primarily consist of IT infrastructure services and charges for the use of certain REALSuite applications from our Technology Services segment to our other two segments.  Generally, we reflect these charges within technology and telecommunications in the segment receiving the services, except for consulting services, which we reflect in professional services.  Certain prior year amounts have been reclassified to conform to the current period presentation.

Financial information for our segments is as follows:

	Three months ended March 31, 2013
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(dollars in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue
Service revenue	$96,377	$16,132	$20,231	$(5,188)	$127,552
Reimbursable expenses	20,062	204	—	—	20,266
Non-controlling interests	1,009	—	—	—	1,009
	117,448	16,336	20,231	(5,188)	148,827
Cost of revenue	72,369	12,026	17,112	(4,545)	96,962
Gross profit	45,079	4,310	3,119	(643)	51,865
Selling, general and administrative expenses	5,458	2,850	1,865	8,507	18,680
Income from operations	39,621	1,460	1,254	(9,150)	33,185
Other income (expense), net	(173)	(3)	4	(2,335)	(2,507)
Income before income taxes and non-controlling interests	$39,448	$1,457	$1,258	$(11,485)	$30,678

Margins:
Gross profit/service revenue	47%	27%	15%	N/M	41%
Income from operations/service revenue	41%	9%	6%	N/M	26%

Transactions with related parties:
Revenue	$79,875	$39	$10,184	$—	$90,098
Selling, general and administrative expenses	29	—	—	644	673
Interest income	—	—	—	773	773

N/M — not meaningful.

	Three months ended March 31, 2012
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(dollars in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue
Service revenue	$79,320	$17,760	$17,022	$(5,633)	$108,469
Reimbursable expenses	28,449	256	—	—	28,705
Non-controlling interests	1,892	—	—	—	1,892
	109,661	18,016	17,022	(5,633)	139,066
Cost of revenue	73,039	12,333	11,466	(5,078)	91,760
Gross profit	36,622	5,683	5,556	(555)	47,306
Selling, general and administrative expenses	5,691	3,830	1,849	5,645	17,015
Income from operations	30,931	1,853	3,707	(6,200)	30,291
Other expense, net	(321)	(14)	(11)	(5)	(351)
Income before income taxes and non-controlling interests	$30,610	$1,839	$3,696	$(6,205)	$29,940

Margins:
Gross profit/service revenue	46%	32%	33%	N/M	44%
Income from operations/service revenue	39%	10%	22%	N/M	28%

Transactions with related parties:
Revenue	$76,085	$68	$6,627	$—	$82,780
Selling, general and administrative expenses	—	—	—	574	574

N/M — not meaningful.

Mortgage Services

Revenue

Revenue by service line was as follows for the three months ended March 31:

			% Increase
(in thousands)	2013	2012	/ (decrease)

Service revenue:
Asset management services	$31,369	$21,141	48
Closing and insurance services	22,547	21,770	4
Residential property valuation	22,811	18,959	20
Default management services	10,970	11,104	(1)
Origination management services	8,680	6,346	37
Total service revenue	96,377	79,320	22

Reimbursable expenses:
Asset management services	19,400	27,920	(31)
Default management services	428	335	28
Closing and insurance services	143	194	(26)
Origination management services	91	—	N/M
Total reimbursable expenses	20,062	28,449	(29)

Non-controlling interests	1,009	1,892	(47)
Total revenue	$117,448	$109,661	7

Transactions with related parties:
Asset management services	$44,201	$46,976	(6)
Residential property valuation	21,596	17,496	23
Closing and insurance services	9,492	9,115	4
Default management services	4,352	2,498	74
Origination management services	234	—	N/M
Total	$79,875	$76,085	5

N/M — not meaningful.

Revenue growth in all of the business lines, except default management services and origination management services, primarily reflects the increase in Ocwen’s servicing portfolio and the number of delinquent loans serviced by Ocwen.   A portion of the growth in asset management services is from a higher capture rate of REO sales through the time-limit bidding process, resulting in a higher percentage commission and an increase in the average REO sales price.  The growth in the closing and insurance services business was negatively impacted by the decline in the number of REO sales from the first quarter of 2012 to the first quarter of 2013 as we worked through our REO inventory.  While we received limited benefit from Ocwen’s acquisition of the Homeward servicing platform and no benefit from Ocwen’s acquisition of the ResCap servicing platform in the first quarter, with these recent acquisitions, we expect the REO inventory to be replenished.  Default management services revenue was lower as one of Ocwen’s subservicing customers has placed a temporary moratorium on the foreclosure of its loans and the requirements under the “Making Homes Affordable” program limits servicers’ ability to initiate a foreclosure while pursuing other avenues of resolution.

The higher origination management services revenue is from the growth of Lenders One and the incremental roll-out of new origination related services to the members.  For the three months ended March 31, 2013, the Lenders One membership grew to 252 members, a net increase of 27 members from March 31, 2012.

Cost of Revenue and Gross Profit

Cost of revenue consists of the following for the three months ended March 31:

			% Increase
(in thousands)	2013	2012	/ (decrease)

Compensation and benefits	$14,606	$13,438	9
Outside fees and services	33,237	26,577	25
Reimbursable expenses	20,062	28,449	(29)
Technology and telecommunications	4,120	4,312	(4)
Depreciation and amortization	344	263	31

Cost of revenue	$72,369	$73,039	(1)

Cost of revenue decreased during the three months ended March 31, 2013 from lower reimbursable expenses, offset by higher outside fees and services and compensation and benefits.  Outside fees and services increased in line with the increase in service revenue, while compensation and benefits grew at a slower pace as we began to experience the benefit of our workforce efficiency initiatives on higher referral volumes even after incurring carrying costs to support Mortgage Services’ anticipated growth.

Gross profit as a percentage of service revenue increased to 47% for the three months ended March 31, 2013 from 46% for the three months ended March 31, 2012.  The most significant factors impacting gross profit as a percent of service revenue were the decreased compensation and benefits costs as a percentage of service revenue from process efficiencies and a slightly lower level of technology expenses even after incurring carrying costs to support Mortgage Services’ anticipated growth.  Although we have been able to generally maintain our margins in a period of accelerated growth, we anticipate we will reduce employee and vendor costs as a percent of service revenue through our workforce efficiency initiatives, displacing vendors with internal personnel at a lower cost and deployment of vendor, process and payment management technologies.

Our margins can vary substantially depending upon when servicing rights are acquired by Ocwen.  Typically, compensation and benefits will increase in anticipation of an acquisition as we hire and train personnel to deliver services in advance of the actual boarding of loans.  Subsequently, as new loans are boarded, for the first couple of months post boarding, we tend to deliver an elevated level of valuations and pre-foreclosure services for which we incur substantially more outside fees and services when compared to asset management services.

Selling, General and Administrative Expenses and Income from Operations

SG&A decreased on an absolute basis in the first three months of 2013 principally due to lower bad debt expense.  Income from operations as a percentage of service revenue increased from 39% for the three months ended March 31, 2012 to 41% for the three months ended March 31, 2013 due to the higher gross profit margins and lower SG&A discussed above.

Financial Services

Revenue

Revenue by service line was as follows for the three months ended March 31:

			% Increase
(in thousands)	2013	2012	/ (decrease)

Service revenue:
Asset recovery management	$5,952	$9,150	(35)
Customer relationship management	10,180	8,610	18
Total service revenue	16,132	17,760	(9)

Reimbursable expenses:
Asset recovery management	204	256	(20)
Total reimbursable expenses	204	256	(20)

Total revenue	$16,336	$18,016	(9)

Transactions with related parties included above:
Asset recovery management	$39	$68	(43)

Financial Services revenue declined in the first quarter of 2013 due to a decline in revenue from asset recovery management services.  The decline was primarily due to lower credit card charge-off placements.  Partially offsetting this decline, we experienced growth in customer relationship management for the first quarter of 2013 due to the addition of a new customer as well as growth in revenues from existing customers.

Financial Services’ asset recovery management revenue tends to be higher in the first quarter as borrowers utilize tax refunds to pay debts.

Cost of Revenue and Gross Profit

Cost of revenue consists of the following for the three months ended March 31:

			% Increase
(in thousands)	2013	2012	/ (decrease)

Compensation and benefits	$8,903	$8,357	7
Outside fees and services	1,220	1,827	(33)
Reimbursable expenses	204	256	(20)
Technology and telecommunications	1,467	1,867	(21)
Depreciation and amortization	232	26	N/M

Cost of revenue	$12,026	$12,333	(2)

N/M — not meaningful.

Cost of revenue as a percentage of service revenue increased over the periods presented primarily because the anticipated credit card charge-off referral volume did not materialize.  In addition, our customer relationship management headcount increased in anticipation of new business.  We principally try to manage our cost structure through a reduction in compensation and benefit costs both through a reduction in overall headcount as well as expanding our use of our global workforce.

Gross profit as a percentage of service revenue declined to 27% for the three months ended March 31, 2013 compared to 32% for the three months ended March 31, 2012 due to lower revenue in the asset recovery management business from a decline in total placements as a result of lower credit card delinquencies without a corresponding reduction in costs.  We are focused on transitioning the Financial Services business from a low growth, lower margin business into a modest growth and higher margin business by expanding our higher margin customer relationship management and charged-off mortgage businesses.  In this regard, we began providing services for a new customer relationship management client in the first quarter and expect to start providing services to another new client early in the third quarter.  In addition, we continued to expand our relationship with two existing customer relationship management clients.   With respect to the charged-off mortgage business, in April 2013 we executed a services agreement with Ocwen to perform these services and have begun to receive referrals.

Selling, General and Administrative Expenses and Income from Operations

SG&A decreased in the first quarter of 2013 principally from lower administrative employee-related costs and from lower depreciation and amortization related to assets no longer utilized by this segment.

Income from operations as a percentage of service revenue for the three months ended March 31, 2013 decreased from the comparable 2012 period due to lower gross margins, partially offset by decreased SG&A, as described above.

Technology Services

Revenue

Revenue by service line was as follows for the three months ended March 31:

			% Increase
(in thousands)	2013	2012	/ (decrease)

Revenue:
REALSuite	$12,973	$10,138	28
IT infrastructure services	7,258	6,884	5
Total revenue	$20,231	$17,022	19

Transactions with related parties included above:
REALSuite	$7,198	$3,887	85
IT infrastructure services	2,986	2,740	9
Total	$10,184	$6,627	54

The increase in REALSuite revenue in the first quarter of 2013 is primarily attributable to licensing revenue from our new image processing platform, the growth in Ocwen’s residential loan servicing portfolio and an increase in flood certification services to Lenders One members.

IT infrastructure services revenue increased in the first quarter of 2013.  IT infrastructure services are billed on a cost plus basis.  As such, the increase in cost to support headcount growth in both companies resulted in a corresponding increase in revenue in the Technology Services segment.

The services provided to our other segments are eliminated in consolidation but are included as revenue in Technology Services and as a component of technology and communications expense in our other segments for segment presentation purposes.

Cost of Revenue and Gross Profit

Cost of revenue consists of the following for the three months ended March 31:

			% Increase
(in thousands)	2013	2012	/ (decrease)

Compensation and benefits	$9,070	$5,690	59
Outside fees and services	507	303	67
Technology and telecommunications	4,381	3,970	10
Depreciation and amortization	3,154	1,503	110

Cost of revenue	$17,112	$11,466	49

Cost of revenue increased in the first quarter of 2013 due to the hiring of more expensive personnel to support the development of our next generation REALSuite software and increased technology and communications costs from the addition of new facilities and the expansion of bandwidth at existing facilities.   We expect cost of revenue in the Technology Services segment to increase as we continue to invest in personnel to support our development and growth initiatives.  Depreciation and amortization increased in the first quarter of 2013 primarily as a result of our 2012 investment in a disaster recovery center.

Outside fees and services increased in the first quarter of 2013 associated with the increase in flood certification services provided as described in the revenue section above.

Gross profit margin declined in the three months ended March 31, 2013 as compared to March 31, 2012 as we experienced faster growth in lower margin IT infrastructure services, and margins declined in our higher margin technology services as we continue to invest in the development of our next generation technologies.

We are investing in the development of our next generation technologies to support our continued expansion.  In 2014, we expect technology expenditures to reach a stable level.

Selling, General and Administrative Expenses and Income from Operations

SG&A remained flat in the first quarter of 2013 compared to the first quarter of 2012.  The decline in the gross profit margin resulted in a decrease in income from operations as a percentage of service revenue from 22% for the three months ended March 31, 2012 to 6% for the three months ended March 31, 2013.

Corporate Items and Eliminations

Our Corporate segment includes costs related to corporate support functions including executive, finance, legal, human resources, vendor management, risk and six sigma.  It also includes eliminations of transactions between the business segments.

Corporate costs increased in the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  The increase was primarily due to higher compensation and employee-related costs, depreciation and amortization and lease costs. We incurred higher compensation and employee-related costs as we are expanding certain corporate functions in 2013 to support our continued growth.  The higher depreciation and amortization and lease costs relate to the build out of new facilities to support our continued expansion.  We reflect initial lease costs in our corporate segment until the facilities are 40% occupied by the business units, at which time the cost is reflected in the respective segment’s financial statements.  In 2014, we expect our overhead expenditures to stabilize.

Corporate expenses also include interest expense, interest income and equity loss in affiliate.  Interest expense for the three months ended March 31, 2013 increased by $3.2 million from the $200.0 million Senior Secured Term Loan borrowed in the fourth quarter of 2012 (no comparative amount in 2012).  Partially offsetting the higher interest expense, we recognized interest income of $0.9 million for the three months ended March 31, 2013 from a $75.0 million loan to Ocwen in the fourth quarter of 2012 (no comparative amount in 2012).

The amount of intercompany revenue eliminated upon consolidation decreased in the first quarter of 2013 due to lower IT infrastructure charges billed to other business segments.  These intercompany transactions primarily consisted of IT infrastructure services as well as charges for the use of certain REALSuite applications from our Technology Service segment to our other two business segments.  While the expenses are recognized in the Mortgage Services and Financial Services segments above, the elimination of these expenses are reflected in Corporate items and eliminations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary source of liquidity is cash flow from operations.  We seek to deploy excess cash generated in a disciplined manner. Principally, we intend to use excess cash to develop complementary services and businesses that we believe will generate attractive margins in line with our core capabilities.  Further, we plan to evaluate potential acquisitions that align with our vision and accelerate the achievement of our strategic objectives.  Any excess cash may be used to repay our Senior Secured Term Loan (as described below) and to repurchase shares of our stock.

On January 31, 2013, we entered into non-binding letters of intent with Ocwen to acquire certain fee-based businesses associated with Ocwen’s acquisitions of the Homeward and the ResCap servicing portfolios.  The fee-based business acquisition related to Ocwen’s acquisition of the Homeward servicing portfolio and the agreement we entered into with respect to the ResCap servicing portfolio are strategically valuable as they will help us maintain our business model with Ocwen, expand our footprint and provide significant revenue and earnings growth.  On March 29, 2013, we acquired the fee-based businesses from Ocwen related to Ocwen’s recent acquisition of Homeward for $87.0 million, subject to a working capital and net income adjustment to be determined within 90 days of the closing.

Senior Secured Term Loan

On November 27, 2012, we entered into a seven-year Senior Secured Term Loan agreement, with Bank of America, N.A. as administrative agent, pursuant to which we borrowed $200.0 million.  Under the terms of the Senior Secured Term Loan we have the ability to borrow an additional $200.0 million under an accordion provision.

The Senior Secured Term Loan must be repaid in equal consecutive quarterly principal installments, commencing on March 29, 2013, equal to 0.25% of the initial principal amount of such loans with final payment of all amounts outstanding, plus accrued and unpaid interest, due on November 27, 2019.  However, if leverage ratios, as defined in the Senior Secured Term Loan agreement, exceed a defined threshold, a percentage of cash flow must be used to repay principal.  Interest payments are due monthly.  The interest rate as of March 31, 2013 was 5.75%.

The debt covenants in the Senior Secured Term Loan agreement limit, among other things, our ability to incur additional debt and repurchase stock.  In the event we needed additional liquidity, our ability to obtain it may be limited by the Senior Secured Term Loan.

Cash Flows

The following table presents our cash flows for the three months ended March 31:

			% Increase
(dollars in thousands)	2013	2012	/ (decrease)

Net income adjusted for non-cash items	$36,585	$31,923	15
Working capital	(27,029)	(4,151)	N/M
Cash flow from operating activities	9,556	27,772	(66)
Cash flow from investing activities	(14,460)	(16,154)	10
Cash flow from financing activities	(23,295)	(17,077)	(36)
Net change in cash	(28,199)	(5,459)	N/M
Cash and cash equivalents at beginning of period	105,502	32,125	228
Cash and cash equivalents at end of period	$77,303	$26,666	190

N/M — not meaningful.

Cash Flows from Operating Activities

Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net income.  In the three months ended March 31, 2013, we generated $9.6 million of positive cash flows from operations, or approximately $0.07 per every dollar of service revenue compared to $27.8 million of positive cash flows from operations or approximately $0.26 per every dollar of service revenue in the three months ended March 31, 2012.  The decreases in cash flows from operating activities and cash flows from operations per dollar of service revenue are primarily due to timing of converting working capital into cash, partially offset by the increase in net income.  On April 1, 2013, we received $25.0 million in connection with a significant receivable collection.  Including this collection, cash flows from operating activities would have been $34.5 million, or approximately $0.27 per every dollar of service revenue in 2013.

Furthermore, in periods of growth, operating cash flows per service revenue dollar can be negatively impacted because of the nature of some of our services.  Certain services are performed immediately following or shortly after the referral, but the collection of the receivable does not occur until a specific event occurs (i.e., the foreclosure is complete, the REO asset is sold, etc.).  As we continue to grow, our receivables will also grow, and our cash flows from operations may be negatively impacted when comparing one interim period to another.

Cash Flows from Investing Activities

On March 29, 2013, we acquired the Homeward fee-based business from Ocwen for $87.0 million ($82.5 million excluding cash acquired of $4.5 million).  On February 15, 2013, Ocwen repaid the $75.0 million loan that was borrowed in December 2012. Capital expenditures of $7.0 million and $16.2 million for the three months ended March 31, 2013 and 2012, respectively, related to facility build-outs and investments in infrastructure and the next generation of our REALSuite of products.  The prior year period also included investments in a disaster recovery center.

Cash Flows from Financing Activities

Cash flows from financing activities in the three months ended March 31, 2013 and 2012 primarily include activity associated with share repurchases, stock option exercises and payments to non-controlling interests. We spent $22.0 million and $16.8 million to repurchase our common stock in the first three months of 2013 and 2012, respectively.  Partially offsetting this use of cash was an increase in proceeds from stock option exercises of $0.5 million and $2.0 million for the three months ended March 31, 2013 and 2012, respectively.  In March 2013, we repaid $0.5 million of the borrowings under the Senior Secured Term Loan.

Liquidity Requirements after March 31, 2013

On April 12, 2013, we entered into an agreement with Ocwen to establish additional terms related to the existing servicing arrangements between Altisource and Ocwen in connection with Ocwen’s acquisition of the ResCap fee-based businesses.  In exchange for $128.8 million to be paid by Altisource to Ocwen, Altisource will be the exclusive provider of certain services related to the ResCap servicing portfolio.  We paid $80.0 million at closing and the remaining $48.8 million will be paid in monthly installments for up to five months following the closing.  We acquired no significant tangible assets and assumed no liabilities in connection with the agreement.

We intend to borrow up to $200.0 million in the second quarter of 2013 under the accordion feature of the Senior Secured Term Loan to fund the remainder of the ResCap transaction, for stock repurchases and for general corporate purposes, including potential acquisitions.  At the same time, we also intend to amend the loan agreement to provide additional share repurchase capacity.  There can be no assurance that sufficient debt capacity will be available as needed on terms acceptable to the Company.

During the second quarter of 2013, we expect to distribute $1.0 million to the Lenders One members representing non-controlling interests.

Contractual Obligation, Commitments and Contingencies

For the three months ended March 31, 2013, there were no significant changes to our contractual obligations from those identified in our Form 10-K for the fiscal year ended December 31, 2012, other than those that occur in the normal course of business (primarily the addition of operating leases due to our growth).  See also Note 17 to the interim condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States.  In applying many of these accounting principles, we need to make assumptions, estimates and/or judgments that affect the reported amounts of assets, liabilities, revenue and expenses in our interim condensed consolidated financial statements.  We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances.  These assumptions, estimates and/or judgments, however, are often subjective.  Actual results may be affected negatively based on changing circumstances.  If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.

Our critical accounting policies are described in the MD&A section of our Form 10-K for the year ended December 31, 2012 filed with the SEC on February 13, 2013.  Those policies have not changed during the three months ended March 31, 2013.

OTHER MATTERS

Related Parties

Ocwen

For the three months ended March 31, 2013, we generated segment revenue from Ocwen of $79.9 million for Mortgage Services, less than $0.1 million for Financial Services and $10.2 million for Technology Services.  Services provided to Ocwen during such periods included residential property valuation, real estate asset management and sales, trustee management services, property inspection and preservation, closing and insurance services, charge-off mortgage collections, core technology back office support and multiple business technologies including our REALSuite of products.  We provided all services at rates we believe to be comparable to market rates.

For the three months ended March 31, 2013 and 2012, we billed Ocwen $0.6 million and $0.8 million, respectively, and Ocwen billed us $0.7 million and $0.6 million, respectively, for services provided under the agreements described in Note 2 to the interim condensed consolidated financial statements.  These amounts are reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

On December 27, 2012, we entered into a senior unsecured term loan agreement with Ocwen (the “Ocwen Term Loan”) pursuant to which we loaned $75.0 million to Ocwen.  Interest income related to the Ocwen Term Loan was $0.8 million for the three months ended March 31, 2013.  On February 15, 2013, Ocwen repaid the entire outstanding principal amount of the Ocwen Term Loan plus all accrued and unpaid interest.

Correspondent One and HLSS

For the three months ended March 31, 2013 and 2012, we billed Correspondent One less than $0.1 million in each period under a services agreement.  For the three months ended March 31, 2013 and 2012, we billed HLSS $0.2 million and less than $0.1 million, respectively, under a services agreement.  These amounts are reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

We also provide certain origination-related services to Correspondent One.  We earned revenue of less than $0.1 million for the three months ended March 31, 2013 from the provision of these services (no comparative amount in 2012).  On March 31, 2013, we sold our 49% interest in Correspondent One to Ocwen for $12.6 million.

Residential and AAMC

For the three months ended March 31, 2013, we billed Residential less than $0.1 million under our services agreements (no comparative amount in 2012).  For the three months ended March 31, 2013, we billed AAMC less than $0.1 million under our services agreements (no comparative amount in 2012).  These amounts are reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

Our financial market risk consists primarily of foreign currency exchange risk.

Interest Rate Risk

As of March 31, 2013, the interest rate charged on the $200.0 million Senior Secured Term Loan was 5.75%.  The interest rate is calculated based on the Adjusted Eurodollar Rate (as defined in the Senior Secured Term Loan agreement) (with a minimum floor of 1.25%) plus 4.5%.

Based on the principal amount outstanding at March 31, 2013, a 1% increase in the Eurodollar rate would not impact our annual interest expense as the Adjusted Eurodollar Rate would remain below the minimum floor rate.

Foreign Currency Exchange Risk

We are exposed to currency risk from the potential changes in currency values of our foreign currency denominated assets, liabilities and cash flows.  Our most significant foreign currency exposures relate to the Euro and Indian Rupee; however, the transactions and balances in Euros and Indian Rupees are immaterial.

Item 4.  Controls and Procedures.

a)             Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and acting Principal Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report.  Based on such evaluation, such officer has concluded that our disclosure controls and procedures as of the end of the period covered by this quarterly report were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and acting Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

b)             Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we are involved in legal and administrative proceedings arising in the ordinary course of business.  In the opinion of management, after consultation with legal counsel and considering insurance coverage where applicable, the outcome of current legal proceedings both individually and in the aggregate will not have a material impact on the Company’s financial condition, results of operations or cash flows.

Item 1A.  Risk Factors.

As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Form 10-K for the year ended December 31, 2012 filed with the SEC on February 13, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Equity securities purchased by us:

The following table presents information related to our repurchases of our equity securities during the three months ended   March 31, 2013:

Period	Total number of shares purchased(1)	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs
Common stock:
January 1 — 31, 2013	—	$—	—	3,496,998
February 1 — 28, 2013	—	—	—	3,496,998
March 1 — 31, 2013	266,295	82.58	266,295	3,230,703

Total shares of common stock	266,295	$82.58	266,295	3,230,703

(1)    Includes shares withheld from employees to satisfy tax withholding obligations that arose from the exercise of stock options.

(2)    In May 2012, our shareholders authorized us to purchase up to 3.5 million shares of our common stock in the open market.

Item 6.                                 Exhibits.

2.1

Purchase and Sale Agreement, dated as of March 29, 2013, by and among Altisource Portfolio Solutions, Inc., Altisource Solutions S.à r.l., Ocwen Financial Corporation, Homeward Residential, Inc. and Power Valuation Services, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on April 4, 2013)

10.1

Second Amendment to Services Agreement, dated as of March 29, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 4, 2013)

10.2

Second Amendment to Technology Products Services Agreement, dated as of March 29, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 4, 2013)

10.3

Second Amendment to Data Center and Disaster Recovery Services Agreement, dated as of March 29, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 4, 2013)

10.4

Second Amendment to Intellectual Property Agreement, dated as of March 29, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on April 4, 2013)

10.5

First Amendment to Services Agreement, dated as of March 29, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on April 4, 2013)

10.6

First Amendment to Technology Products Services Agreement, dated as of March 29, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on April 4, 2013)

10.7

First Amendment to Data Center and Disaster Recovery Services Agreement, dated as of March 29, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on April 4, 2013)

10.8

First Amendment to Intellectual Property Agreement, dated as of March 29, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on April 4, 2013)

10.9

Agreement, dated as of April 12, 2013, by and among Altisource Solutions S.à r.l., Ocwen Financial Corporation and Ocwen Mortgage Servicing, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 18, 2013)

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification by the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012; (iii) Condensed Consolidated Statements of Equity for the three months ended March 31, 2013 and 2012; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (v) Notes to Condensed Consolidated Financial Statements (as provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Act of 1934).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

(Registrant)

Date: April 25, 2013	By:	/s/ William B. Shepro
William B. Shepro
Chief Executive Officer
(On behalf of the Registrant and as its acting Principal Financial Officer)