Form 10-Q
period 2013-06-30
Altisource Portfolio Solutions S.A.
filed 2013-07-25
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 19, 2013, there were 22,994,405 outstanding shares of the registrant’s shares of beneficial interest (excluding 2,418,343 shares held as treasury stock).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Condensed Consolidated Financial Statements (Unaudited)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,	December 31,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$177,805	$105,502
Accounts receivable, net	99,316	88,955
Prepaid expenses and other current assets	20,185	7,618
Deferred tax assets, net	1,775	1,775
Total current assets	299,081	203,850

Premises and equipment, net	57,204	50,399
Deferred tax assets, net	4,073	4,073
Intangible assets, net	252,747	56,586
Goodwill	14,915	14,915
Investment in Correspondent One	—	12,729
Loan to Ocwen	—	75,000
Other assets	15,113	11,674

Total assets	$643,133	$429,226

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$63,789	$58,976
Current portion of long-term debt	4,000	2,000
Current portion of capital lease obligations	—	233
Other current liabilities	8,915	10,423
Total current liabilities	76,704	71,632

Long-term debt, less current portion	393,679	196,027
Other non-current liabilities	1,340	1,738

Commitments and contingencies (Note 17)

Equity:
Common stock ($1.00 par value; 100,000 shares authorized; 25,413 issued and 22,995 outstanding as of June 30, 2013; 25,413 issued and 23,427 outstanding as of December 31, 2012)	25,413	25,413
Additional paid-in-capital	88,392	86,873
Retained earnings	178,937	124,127
Treasury stock, at cost (2,418 shares as of June 30, 2013 and 1,986 shares as of December 31, 2012)	(122,974)	(77,954)
Altisource equity	169,768	158,459

Non-controlling interests	1,642	1,370
Total equity	171,410	159,829

Total liabilities and equity	$643,133	$429,226

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenue	$186,110	$144,205	$334,937	$283,271
Cost of revenue	116,972	92,738	213,934	184,498

Gross profit	69,138	51,467	121,003	98,773
Selling, general and administrative expenses	29,828	19,018	48,508	36,033

Income from operations	39,310	32,449	72,495	62,740
Other income (expense), net:
Interest expense	(4,902)	(14)	(8,114)	(29)
Other income (expense), net	77	(307)	782	(643)
Total other income (expense), net	(4,825)	(321)	(7,332)	(672)

Income before income taxes and non-controlling interests	34,485	32,128	65,163	62,068
Income tax provision	(2,417)	(2,776)	(4,568)	(5,595)

Net income	32,068	29,352	60,595	56,473
Net income attributable to non-controlling interests	(1,137)	(1,271)	(2,146)	(3,163)

Net income attributable to Altisource	$30,931	$28,081	$58,449	$53,310

Earnings per share:
Basic	$1.34	$1.20	$2.51	$2.28
Diluted	$1.25	$1.13	$2.34	$2.15

Weighted average shares outstanding:
Basic	23,161	23,316	23,267	23,353
Diluted	24,823	24,846	24,940	24,850

Transactions with related parties included above:
Revenue	$121,234	$88,153	$211,332	$170,933
Selling, general and administrative expenses	740	606	1,413	1,180
Other income	—	—	773	—

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Altisource Equity
	Common stock		Additional paid-in capital	Retained earnings	Treasury stock, at cost	Non- controlling interests	Total

Balance, December 31, 2011	25,413	$25,413	$83,229	$126,161	$(72,048)	$3,188	$165,943
Net income	—	—	—	53,310	—	3,163	56,473
Contributions from non-controlling interest holders	—	—	—	—	—	24	24
Distributions to non-controlling interest holders	—	—	—	—	—	(4,830)	(4,830)
Share-based compensation expense	—	—	892	—	—	—	892
Exercise of stock options	—	—	—	(4,397)	6,415	—	2,018
Repurchase of shares	—	—	—	—	(16,781)	—	(16,781)
Balance, June 30, 2012	25,413	$25,413	$84,121	$175,074	$(82,414)	$1,545	$203,739

Balance, December 31, 2012	25,413	$25,413	$86,873	$124,127	$(77,954)	$1,370	$159,829
Net income	—	—	—	58,449	—	2,146	60,595
Contributions from non-controlling interest holders	—	—	—	—	—	15	15
Distributions to non-controlling interest holders	—	—	—	—	—	(1,889)	(1,889)
Share-based compensation expense	—	—	1,519	—	—	—	1,519
Exercise of stock options	—	—	—	(3,639)	6,553	—	2,914
Repurchase of shares	—	—	—	—	(51,573)	—	(51,573)
Balance, June 30, 2013	25,413	$25,413	$88,392	$178,937	$(122,974)	$1,642	$171,410

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$60,595	$56,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,306	5,200
Amortization of intangible assets	10,237	2,632
Share-based compensation expense	1,519	892
Equity in losses of affiliate	122	579
Bad debt expense	452	852
Amortization of debt discount	152	—
Amortization of debt issuance costs	451	—
Loss on sale or disposal of fixed assets	926	366
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(10,813)	(19,168)
Prepaid expenses and other current assets	(3,009)	(743)
Other assets	(1,440)	876
Accounts payable and accrued expenses	917	5,873
Other current and non-current liabilities	(1,947)	217
Net cash provided by operating activities	67,468	54,049

Cash flows from investing activities:
Additions to premises and equipment	(13,397)	(21,128)
Acquisition of business, net of cash acquired	(215,700)	—
Investment in equity affiliate	(50)	—
Proceeds from sale of equity affiliate	12,648	—
Proceeds from loan to Ocwen	75,000	—
Net cash used in investing activities	(141,499)	(21,128)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	201,000	—
Repayment of long-term debt	(1,500)	—
Debt issuance costs	(2,400)	—
Principal payments on capital lease obligations	(233)	(318)
Proceeds from stock option exercises	2,914	2,018
Purchase of treasury stock	(51,573)	(16,781)
Contributions from non-controlling interests	15	24
Distributions to non-controlling interests	(1,889)	(4,830)
Net cash provided by (used in) financing activities	146,334	(19,887)

Increase in cash and cash equivalents	72,303	13,034
Cash and cash equivalents at the beginning of the period	105,502	32,125
Cash and cash equivalents at the end of the period	$177,805	$45,159

Supplemental cash flow information
Interest paid	$7,562	$28
Income taxes paid, net	1,165	1,255

Non-cash investing and financing activities
Amortization of tax-deductible goodwill	$—	$1,684
Premises and equipment purchased on account	891	—

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

Description of Business

Altisource Portfolio Solutions S.A., together with its subsidiaries (which may be referred to as “Altisource,” the “Company,” “we,” “us” or “our”), is a global provider of outsourcing and software services focused on high-value, technology-enabled solutions principally related to real estate and mortgage portfolio management, asset recovery and customer relationship management.

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

The Mortgage Partnership of America, L.L.C. (“MPA”), a wholly-owned subsidiary of Altisource®, is the manager of a national alliance of community mortgage bankers, correspondent lenders and suppliers of mortgage products and services that is referred to as the Lenders One® Mortgage Cooperative (“Lenders One”).  The management agreement between MPA and Lenders One, pursuant to which MPA is the management company of Lenders One, represents a variable interest in a variable interest entity.  MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact Lenders One’s economic performance and the obligation to absorb losses or the right to receive benefits from Lenders One.  As a result, Lenders One is presented in the accompanying interim condensed consolidated financial statements on a consolidated basis with the interests of the members reflected as non-controlling interests.  As of June 30, 2013, Lenders One had total assets of $3.1 million and liabilities of $1.4 million.  As of December 31, 2012, Lenders One had total assets of $2.3 million and liabilities of $1.0 million.

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

Fair Value of Financial Instruments

Our financial instruments primarily include cash and cash equivalents, restricted cash and long-term debt.  The carrying amount of cash and cash equivalents and restricted cash are carried at amounts that approximate their fair value due to the short-term nature of these instruments.  The fair value was determined by level 1 of the three level hierarchy established by the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement, using quoted prices in active markets for identical assets. The carrying amount of the long-term debt approximates fair value due to the variable interest rate. The fair value was determined by level 2 of the three level hierarchy in ASC Topic 820 using inputs other than quoted prices that are observable, either directly or indirectly.

NOTE 2 — TRANSACTIONS WITH RELATED PARTIES

Ocwen®

Ocwen Financial Corporation, together with its subsidiaries (“Ocwen”), is our largest customer.  Ocwen is contractually obligated to purchase certain mortgage services and technology services from us through August 2025 under the terms of a master services agreement and amendments to the master services agreement (collectively, the “Service Agreements”).  In connection with our acquisition from Ocwen of the fee-based businesses of Homeward Residential, Inc. (“Homeward”) that closed on March 29, 2013 and the acquisition from Ocwen related to the fee-based businesses of Residential Capital, LLC (“ResCap”) that closed on April 12, 2013 (see Note 3), our Service Agreements with Ocwen were amended to extend the term from 2020 to 2025.  Further, as part of the amendments, we are the exclusive provider of services to Ocwen with respect to the Homeward and ResCap servicing portfolios, and Ocwen agreed not to establish similar fee-based businesses that would directly or indirectly compete with Altisource’s services with respect to the Homeward and ResCap businesses.  We settle amounts with Ocwen on a daily, weekly or monthly basis depending upon the nature of the service and when the service is provided.

Related party revenue consists of revenue earned directly from Ocwen and revenue earned from the loans serviced by Ocwen when Ocwen designates us as the service provider.  We earn additional revenue on the portfolios serviced by Ocwen that are not considered related party revenue when a party other than Ocwen selects the service provider.  Related party revenue as a percentage of segment and consolidated revenue was as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Mortgage Services	70%	70%	69%	70%
Technology Services	54%	40%	52%	40%
Financial Services	29%	<1%	17%	<1%
Consolidated revenue	65%	61%	63%	60%

We record revenue we earn from Ocwen under various long-term servicing contracts at rates we believe to be market rates as they are consistent with one or more of the following: the fees we charge to other customers for comparable services, the fees Ocwen pays to other service providers, fees commensurate with market surveys prepared by unaffiliated firms and fees charged by our competitors.

Support Services

We have support services agreements with Ocwen.  These services include such areas as human resources, vendor management, corporate services, six sigma, quality assurance, quantitative analytics, treasury, accounting, risk management, legal, strategic planning and compliance. Payment for the services provided is on the fully-allocated cost of providing the service based on an estimate of the time and expense of providing the service.  For the six months ended June 30, 2013 and 2012, we billed Ocwen $1.2 million and $1.4 million, respectively ($0.6 million for the second quarter of 2013 and 2012), and Ocwen billed us $1.4 million and $1.2 million, respectively ($0.7 million and $0.6 million for the second quarter of 2013 and 2012, respectively) for services provided under these agreements.  These amounts are reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

Unsecured Term Loan

On December 27, 2012, we entered into a senior unsecured term loan agreement with Ocwen under which we loaned $75.0 million to Ocwen.  Payments of interest were due quarterly at a rate per annum equal to the Eurodollar Rate (as defined in the agreement) plus 6.75%, provided that the Eurodollar Rate shall at no time be less than 1.50%.  On February 15, 2013, Ocwen repaid the outstanding principal amount of $75.0 million, plus all accrued and unpaid interest and the term loan was terminated.  Interest income related to this loan was $0.8 million for the six months ended June 30, 2013 (no comparative amounts for 2012).

Transactions Related to Fee-Based Businesses

On January 31, 2013, we entered into non-binding letters of intent with Ocwen to acquire certain fee-based businesses associated with Ocwen’s acquisitions of the Homeward and the ResCap servicing portfolios.  Ocwen acquired the Homeward servicing portfolio on December 27, 2012 and the ResCap servicing portfolio on February 15, 2013.  Altisource acquired the Homeward fee-based businesses from Ocwen on March 29, 2013 (see Note 3).  Altisource entered into an agreement with Ocwen on April 12, 2013 to establish additional terms related to our services in connection with the ResCap fee-based businesses (see Note 3).

Correspondent One® and HLSS™

In July 2011, we acquired an equity interest in Correspondent One S.A. (“Correspondent One”) (see Note 8).  Correspondent One purchases closed conforming and government guaranteed residential mortgages from approved mortgage bankers.  On March 31, 2013, we sold our 49% interest in Correspondent One to Ocwen for $12.6 million. Under a support services agreement, we provided Correspondent One certain finance, human resources, legal support, facilities, technology, vendor management and risk management services.  For the six months ended June 30, 2013 and 2012, we billed Correspondent One less than $0.1 million for each period.  We also provided certain origination related services to Correspondent One.  We earned revenue of $0.1 million for the six months ended June 30, 2013 for these services (no comparative amount in 2012).

Home Loan Servicing Solutions, Ltd. (“HLSS”) is a publicly traded company whose primary objective is the acquisition of mortgage servicing rights and advances. In connection with the February 2012 HLSS initial public offering and subsequent thereto, HLSS acquired mortgage servicing related assets from Ocwen.  Our Chairman is also the Chairman of HLSS.  Under a support services agreement, we provide HLSS certain finance, human resources and legal support services.  For the six months ended June 30, 2013 and 2012, we billed HLSS $0.3 million and $0.2 million, respectively ($0.1 million for the second quarter of 2013 and 2012).

These amounts are reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

Residential and AAMC

Altisource Residential Corporation (“Residential”) and Altisource Asset Management Corporation (“AAMC”) were established, capitalized and their equity was distributed to our shareholders on December 21, 2012 and are each separate publicly traded companies (the “Separation of the Residential Asset Businesses”).  Residential is focused on the single family rental market, acquiring single family properties through the purchase of distressed mortgage loan portfolios. AAMC is an asset management company providing portfolio management and corporate governance services to Residential. Our Chairman is also the Chairman of Residential and AAMC. For purposes of governing certain ongoing relationships between Altisource, Residential and AAMC after the Separation of the Residential Asset Businesses, and to provide for an orderly transition, we entered into certain agreements with Residential and AAMC.

We have agreements to provide Residential with renovation management, lease management and property management services. In addition, we have agreements with Residential and AAMC to provide support services such as finance, human resources, legal support, facilities, technology, vendor management and risk management.  Further, we have separate agreements for certain services related to income tax matters, trademark licenses and technology products and services.  For the six months ended June 30, 2013, we billed Residential $0.2 million, and we billed AAMC $0.2 million ($0.2 million for Residential and less than $0.1 million for AAMC for the second quarter of 2013 and no comparative amounts in 2012), under these agreements.

NOTE 3 — ACQUISITIONS

Homeward Fee-Based Businesses

On March 29, 2013, we acquired certain fee-based businesses associated with Ocwen’s acquisition of Homeward.  As part of the acquisition, Ocwen agreed not to develop similar fee-based businesses that would directly or indirectly compete with services provided by Altisource relative to the Homeward servicing portfolio.  Additionally, the terms of the Service Agreements were amended to extend the term from 2020 to 2025 (see Note 2).  We paid $87.0 million, subject to a working capital and net income adjustment within 90 days, subsequently extended for an additional 60 days, for the Homeward fee-based businesses. From the acquisition date through June 30, 2013, we have recorded revenue of $33.9 million and pre-tax income of $8.9 million related to these businesses.

Management has adjusted the preliminary purchase price allocation and assigned associated asset lives based upon information that has become available since the acquisition date.  The purchase price allocation and assessment of asset lives will continue to be revised as additional information about the fair value of assets and liabilities becomes available. Such assessment must be completed within 12 months from the acquisition date.

The preliminary adjusted allocation of the purchase price is estimated as follows:

(in thousands)

Due from Ocwen	$9,558
Premises and equipment	2,749
Customer relationship	77,648
89,955
Accounts payable and accrued expenses	(3,005)
Purchase price	$86,950

Estimated life (in years)

Premises and equipment	2 - 5
Customer relationship	7

ResCap Fee-Based Businesses

On April 12, 2013, we entered into an agreement with Ocwen to establish additional terms related to the existing servicing arrangements between Altisource and Ocwen in connection with certain mortgage servicing platform assets of ResCap (the “ResCap Business”).  The Service Agreements provide that (i) Altisource will be the exclusive provider, except as prohibited by applicable law, to Ocwen of certain services related to the ResCap Business, (ii) Ocwen will not establish similar fee-based businesses that would directly or indirectly compete with Altisource’s services as they relate to the ResCap Business and (iii) Ocwen will market and promote the utilization of Altisource’s services to their various third party relationships.  Additionally, the parties agreed to use commercially reasonable best efforts to ensure that the loans associated with the ResCap Business are boarded onto Altisource’s mortgage servicing platform.  We paid $128.8 million ($80.0 million on April 12, 2013 and $48.8 million on May 10, 2013) for the ResCap fee-based businesses. From the acquisition date through June 30, 2013, we have recorded revenue of $7.8 million and pre-tax income of $1.8 million related to these businesses.

We acquired no tangible assets and assumed no liabilities in connection with the acquisition.  However, certain employees as well as practices and processes developed to support the ResCap servicing portfolio were components of the transaction.  We accounted for this transaction as a business combination in accordance with ASC Topic 805, Business Combinations.

Management has prepared a preliminary purchase price allocation and assigned associated asset lives based upon available information at the time of the agreement and through the date of filing.  This preliminary allocation and assessment of asset lives will be revised as additional information about the fair value of assets and liabilities becomes available. Such assessment must be completed within 12 months from the acquisition date. The agreement consideration of $128.8 million was fully allocated to the customer relationship intangible asset with an estimated average useful life of 7 years.

The following tables present the unaudited pro forma condensed consolidated results of operations as if the Homeward and ResCap Business transactions had occurred at the beginning of the periods presented.

	Six months ended June 30, 2013
(in thousands, except per share amounts)	As reported	Pro forma
Revenue	$334,937	$368,428
Net income attributable to Altisource	58,449	64,980
Earnings per share — diluted	2.34	2.61

	Six months ended June 30, 2012
(in thousands, except per share amounts)	As reported	Pro forma
Revenue	$283,271	$356,196
Net income attributable to Altisource	53,310	67,963
Earnings per share — diluted	2.15	2.73

	Three months ended June 30, 2012
(in thousands, except per share amounts)	As reported	Pro forma
Revenue	$144,205	$180,668
Net income attributable to Altisource	28,081	35,437
Earnings per share — diluted	1.13	1.43

The unaudited pro forma information presents the combined operating results of Altisource and the Homeward and ResCap Business transactions.  The Homeward and ResCap Business operating results were derived from their historical financial statements for the most comparable periods available.  The results prior to the acquisition dates have been adjusted to include the pro forma impact of the adjustment of amortization of the acquired intangible assets based on the preliminary purchase price allocations, the adjustment of interest expense reflecting the portion of our $200 million senior secured term loan, increased to $400 million on May 7, 2013, used in the Homeward and ResCap Business transactions (i.e., the pro forma impact of borrowing $215.7 million for the six months ended June 30, 2012) and to reflect the impact of income taxes on the pro forma adjustments utilizing Altisource’s effective income tax rate in each period presented.

The unaudited pro forma results are presented for illustrative purposes only and do not reflect additional revenue opportunities, the realization of any potential cost savings and any related integration costs.  Certain revenue opportunities and cost savings may result from the transactions and the conversion to the Altisource model; however, there can be no assurance that these revenue opportunities and cost savings will be achieved.  These pro forma results do not purport to be indicative of the results that would have actually been obtained if the transactions occurred as of the beginning of each of the periods presented, nor does the pro forma data intend to be a projection of results that may be obtained in the future.

NOTE 4 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	June 30,	December 31,
(in thousands)	2013	2012

Billed
Non-related parties	$29,274	$25,950
Ocwen	18,909	19,817
Correspondent One	—	27
HLSS	66	163
AAMC	546	14
Residential	75	—
Other receivables	1,908	353
	50,778	46,324
Unbilled
Non-related parties	38,330	39,496
Ocwen	13,940	6,377
Correspondent One	—	32
	103,048	92,229
Allowance for doubtful accounts	(3,732)	(3,274)

Total	$99,316	$88,955

Unbilled fees consist primarily of asset management and default management services for which we recognize revenues over the service delivery period but bill following completion of the service.

NOTE 5 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
(in thousands)	2013	2012

Maintenance agreements, current portion	$4,833	$3,636
Income taxes receivable	2,970	1,814
Prepaid expenses	2,674	1,640
Due from Ocwen	9,558	—
Other current assets	150	528

Total	$20,185	$7,618

NOTE 6 — PREMISES AND EQUIPMENT, NET

Premises and equipment, net, which includes amounts recorded under capital leases, consists of the following:

	June 30,	December 31,
(in thousands)	2013	2012

Computer hardware and software	$77,766	$68,329
Office equipment and other	18,391	15,592
Furniture and fixtures	6,086	5,344
Leasehold improvements	16,034	12,982
	118,277	102,247
Less: Accumulated depreciation and amortization	(61,073)	(51,848)

Total	$57,204	$50,399

Depreciation and amortization expense, inclusive of capital leases, amounted to $9.3 million and $5.2 million for the six months ended June 30, 2013 and 2012, respectively ($4.6 million and $2.9 million for the second quarter of 2013 and 2012, respectively), and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations.

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

There were no changes in goodwill during the six months ended June 30, 2013. The following is a summary of goodwill by segment:

	Mortgage	Financial	Technology
(in thousands)	Services	Services	Services	Total

Balance, June 30, 2013 and December 31, 2012	$10,919	$2,378	$1,618	$14,915

Intangible Assets, Net

Intangible assets, net consist of the following:

	Weighted
	average
	estimated	Gross carrying amount		Accumulated amortization		Net book value
	useful life	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
(dollars in thousands)	(years)	2013	2012	2013	2012	2013	2012

Definite-lived intangible assets
Trademarks	16	$10,614	$10,614	$(4,298)	$(4,060)	$6,316	$6,554
Customer-related intangible assets	9	244,764	38,366	(27,529)	(18,567)	217,235	19,799
Operating agreement	20	35,000	35,000	(5,979)	(5,104)	29,021	29,896
Non-compete agreement	4	1,300	1,300	(1,125)	(963)	175	337

Total		$291,678	$85,280	$(38,931)	$(28,694)	$252,747	$56,586

Amortization expense for definite lived intangible assets was $10.2 million and $2.6 million for the six months ended June 30, 2013 and 2012, respectively ($9.0 million and $1.3 million for the second quarter of 2013 and 2012, respectively). Expected annual definite lived intangible asset amortization for 2013 through 2017 is $28.3 million, $44.8 million, $40.7 million, $33.4 million and $26.6 million, respectively, including preliminary amounts associated with the Homeward and ResCap fee-based business transactions (see Note 3).

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

Our net loss on this investment using the equity method was $0.1 million and $0.6 million for the six months ended June 30, 2013 and 2012, respectively ($0.1 million gain and $0.3 million loss for the second quarter of 2013 and 2012, respectively).

NOTE 9 — OTHER ASSETS

Other assets consist of the following:

	June 30,	December 31,
(in thousands)	2013	2012

Security deposits, net	$6,289	$5,019
Debt issuance costs, net	6,394	4,260
Maintenance agreements, non-current portion	2,093	1,614
Restricted cash	158	158
Other	179	623

Total	$15,113	$11,674

NOTE 10 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
(in thousands)	2013	2012

Accounts payable	$6,518	$5,079
Accrued expenses - general	18,969	16,528
Accrued salaries and benefits	20,750	19,613
Income taxes payable	13,135	8,750
Payable to Ocwen	4,414	8,865
Payable to AAMC	3	141

Total	$63,789	$58,976

Other current liabilities consist of the following:

	June 30,	December 31,
(in thousands)	2013	2012

Deferred revenue	$1,694	$2,482
Facility closure cost accrual, current portion	125	138
Book overdrafts	5,213	5,229
Other	1,883	2,574

Total	$8,915	$10,423

Facility Closure Costs

During 2009, we accrued facility closure costs (included in other current and other non-current liabilities in the condensed consolidated balance sheets) primarily consisting of lease exit costs (expected to be paid through 2014) and severance related to the closure of two facilities. The following table summarizes the activity, all recorded in our Financial Services segment, for the six months ended June 30, 2013:

(in thousands)	Lease Costs

Balance, December 31, 2012	$294
Payments	(112)
Balance, June 30, 2013	182
Less: Long-term portion	(57)

Facility closure cost accrual, current portion	$125

We do not expect significant additional costs related to the closure of these facilities.

NOTE 11 — LONG-TERM DEBT

Long-term debt consists of the following:

	June 30,	December 31,
(in thousands)	2013	2012

Senior secured term loan	$398,500	$200,000
Less: Unamortized discount, net	(821)	(1,973)
Net long-term debt	397,679	198,027
Less: Current portion	(4,000)	(2,000)

Long-term debt, less current portion	$393,679	$196,027

On November 27, 2012, we entered into a senior secured term loan agreement with Bank of America, N.A., as administrative agent, and certain lenders, pursuant to which we borrowed $200 million.  The senior secured term loan was issued with a 1.0% original issue discount ($2.0 million), resulting in net proceeds of $198.0 million (the “Initial Proceeds”), with the Company and certain wholly-owned subsidiaries acting as guarantors (collectively, the “Guarantors”).

On May 7, 2013, we amended the senior secured term loan agreement to increase the principal amount of the senior secured term loan by $200 million (the “Incremental Term Loan”), which was issued with a $1.0 million original issue premium, resulting in gross proceeds to the Company of $201.0 million.

The Incremental Term Loan must be repaid in equal consecutive quarterly principal installments of 0.25% of the initial principal amount, with the balance due at maturity, commencing on June 28, 2013. The aggregate amount of each quarterly scheduled principal installment of the term loans, including the Incremental Term Loan, is equal to approximately $1.0 million. All amounts outstanding under the senior secured term loan agreement will become due on the earlier of (i) November 27, 2019, being the seventh anniversary of the closing date of the senior secured term loan agreement or (ii) the date on which the loans are declared to be due and owed by the administrative agent at the request (or with the consent) of the lenders upon the occurrence of any event of default under the senior secured term loan agreement.

The Incremental Term Loan was used to fund the remainder of the Company’s previously announced transaction with Ocwen related to the ResCap servicing portfolio (see Note 3), with the remainder to be used for stock repurchases and for general corporate purposes, including potential acquisitions. Additionally, the Incremental Term Loan was used to pay certain fees, commissions and expenses in connection with the Incremental Term Loan.  The Company paid legal fees and other costs associated with the Incremental Term Loan of $2.4 million, which were recorded as debt issuance costs in other assets in the accompanying condensed consolidated balance sheets.

Additionally, the Incremental Term Loan modified the senior secured term loan agreement to, among other changes, provide for an additional $200 million incremental term loan facility accordion and increase the maximum amount of Restricted Payments (as defined in the senior secured term loan) that may be made by us, including increasing the amount of Company share repurchases permitted.

All of the term loans outstanding bear interest at rates based upon, at our option, the Adjusted Eurodollar Rate or the Base Rate (each as defined in the senior secured term loan agreement). Eurodollar Rate loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Adjusted Eurodollar Rate for the applicable interest period and (y) 1.25% plus (ii) a 4.50% margin. Base Rate loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Base Rate and (y) 2.25% plus (ii) a 3.50% margin. The interest rate at June 30, 2013 was 5.75%.

Payments under the senior secured term loan agreement are guaranteed by the Guarantors and are secured by a pledge of all equity interests of certain subsidiaries, as well as a lien on substantially all of the assets of Altisource Solutions S.à r.l., a wholly-owned subsidiary of Altisource, and the Guarantors, subject to certain exceptions.

At June 30, 2013, debt issuance costs were $6.4 million, net of $0.5 million of accumulated amortization.  At December 31, 2012, debt issuance costs were $4.3 million, net of $0.1 million of accumulated amortization. Debt issuance costs are included in other assets in the accompanying condensed consolidated balance sheets.

NOTE 12 — EQUITY AND SHARE-BASED COMPENSATION

Stock Repurchase Plan

In May 2012, our shareholders approved a stock repurchase program, which replaced the previous stock repurchase program. Under the plan, we are authorized to purchase up to 3.5 million shares of our common stock in the open market in addition to amounts previously purchased under the prior plan. From authorization of the prior plan in May 2010 through June 30, 2013, we have purchased approximately 3.1 million shares of our common stock in the open market at an average price of $47.04 per share.  We purchased 0.6 million shares of common stock (at an average price of $89.01 per share) and 0.3 million shares of common stock (at an average price of $63.25 per share) during the six months ended June 30, 2013 and 2012, respectively (0.3 million shares at an average price of $94.49 per share for the second quarter of 2013 and no comparative amounts in the second quarter of 2012). 2.9 million shares of common stock remain available for repurchase under the plan.  Luxembourg law limits share repurchases to approximately the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings less shares repurchased.  As of June 30, 2013, approximately $40 million was available to repurchase our common stock under Luxembourg law.  Our $200 million senior secured term loan, increased to $400 million on May 7, 2013, also limits our ability to repurchase our common stock, which will limit the amount we can spend on share repurchases in any year and may prevent repurchases in certain circumstances.  As of June 30, 2013, approximately $80 million was available to repurchase our common stock under our senior secured term loan.

Share-Based Compensation

We issue share-based awards in the form of stock options and certain other equity-based awards for certain employees and officers. We recorded share-based compensation expense of $1.5 million and $0.9 million for the six months ended June 30, 2013 and 2012, respectively ($0.1 million and $1.1 million for the second quarter of 2013 and 2012, respectively). The amount for the six months ended June 30, 2012 includes the reversal of $0.8 million of share-based compensation expense related to the departure of an executive officer in March 2012.

Outstanding share-based compensation currently consists primarily of stock option grants that are a combination of service-based and market-based options.

Service-based Options.  These options are granted at fair value on the date of grant. The options generally vest over four years with equal annual cliff-vesting and expire on the earlier of 10 years after the date of grant or following termination of service. A total of 0.9 million service-based awards were outstanding at June 30, 2013.

Market-based Options.  These option grants have two components each of which vest only upon the achievement of certain criteria. The first component, which we refer to internally as “ordinary performance” grants, consists of two-thirds of the market-based grant and begins to vest if the stock price is at least double the exercise price, as long as the stock price realizes a compounded annual gain of at least 20% over the exercise price. The remaining third of the market-based options, which we refer to internally as “extraordinary performance” grants, begins to vest if the stock price is at least triple the exercise price, as long as the stock price realizes a compounded annual gain of at least 25% over the exercise price. The vesting schedule for all market-based awards is 25% upon achievement of the criteria and the remaining 75% in three equal annual installments. A total of 2.0 million market-based awards were outstanding at June 30, 2013.

The Company granted less than 0.1 million stock options (at a weighted average exercise price of $90.75 per share) and 0.2 million stock options (at a weighted average exercise price of $63.14 per share) during the six months ended June 30, 2013 and 2012, respectively.

The fair value of the service-based options was determined using the Black-Scholes option pricing model, and a lattice (binomial) model was used to determine the fair value of the market-based options, using the following assumptions as of the grant date:

	Six months ended June 30, 2013		Six months ended June 30, 2012
	Black-Scholes	Binomial	Black-Scholes	Binomial

Risk-free interest rate	1.02%–1.13%	0.01%–2.02%	0.97% – 1.17%	0.08% – 2.04%
Expected stock price volatility	36.35%–36.76%	36.40%–36.80%	34.22% – 34.65%	34.20% – 34.60%
Expected dividend yield	—	—	—	—
Expected option life (in years)	6.25	—	6.25	—
Contractual life (in years)	—	14	—	14

Fair value	$31.33–$35.77	$16.12–$31.15	$19.25 – $22.80	$11.65 – $17.27

The following table summarizes the weighted-average fair value of stock options granted, the total intrinsic value of stock options exercised and the fair value of options vested:

	Six months ended June 30,
(in thousands, except per share amounts)	2013	2012

Weighted-average fair value at grant date per share	$25.83	$16.86
Intrinsic value of options exercised	9,625	8,339
Fair value of options vested	1,475	973

Share-based compensation expense is recorded net of estimated forfeiture rates ranging from 1% to 10%.

As of June 30, 2013, estimated unrecognized compensation costs related to share-based payments amounted to $2.7 million, which we expect to recognize over a weighted-average remaining requisite service period of approximately 2.6 years.

The following table summarizes the activity related to our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2012	3,058,309	$17.69	6.1	$211,072
Granted	45,000	90.75
Exercised	(142,977)	20.38
Forfeited	(102,875)	62.27
Outstanding at June 30, 2013	2,857,457	17.09	5.5	220,622

Exercisable at June 30, 2013	2,320,557	11.89	5.1	191,243

NOTE 13 — COST OF REVENUE

Cost of revenue principally includes payroll and employee benefits associated with personnel employed in customer service and operations roles, fees paid to external providers related to the provision of services, reimbursable expenses, technology and telecommunications expenses as well as depreciation and amortization of operating assets. The components of cost of revenue were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012

Compensation and benefits	$36,744	$27,989	$69,323	$55,474
Outside fees and services	46,345	31,757	81,240	60,410
Reimbursable expenses	23,299	24,814	43,565	53,520
Technology and telecommunications	7,060	5,866	12,551	10,990
Depreciation and amortization	3,524	2,312	7,255	4,104

Total	$116,972	$92,738	$213,934	$184,498

NOTE 14 — SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include payroll for personnel employed in executive, finance, legal, human resources, vendor management, risk and six sigma roles.  This category also includes occupancy costs, professional fees and depreciation and amortization on non-operating assets.  The components of selling, general and administrative expenses were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012

Compensation and benefits	$6,609	$6,400	$12,066	$10,783
Professional services	1,384	1,806	3,016	3,461
Occupancy related costs	7,957	6,158	14,533	12,667
Amortization of intangible assets	9,037	1,292	10,237	2,632
Depreciation and amortization	1,058	609	2,051	1,096
Other	3,783	2,753	6,605	5,394

Total	$29,828	$19,018	$48,508	$36,033

NOTE 15 — OTHER INCOME (EXPENSE), NET

Other income (expense), net consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012

Equity gain (loss) in affiliate	$54	$(255)	$(122)	$(579)
Interest expense	(4,902)	(14)	(8,114)	(29)
Interest income	11	10	867	26
Other, net	12	(62)	37	(90)

Total	$(4,825)	$(321)	$(7,332)	$(672)

Equity loss in affiliate represents our proportional share of the losses in Correspondent One (see Note 8). The equity gain in affiliate represents the gain on sale of Correspondent One (see Note 2).

NOTE 16 — EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities using the treasury stock method.

Basic and diluted EPS are calculated as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2013	2012	2013	2012

Net income attributable to Altisource	$30,931	$28,081	$58,449	$53,310

Weighted-average common shares outstanding, basic	23,161	23,316	23,267	23,353
Dilutive effect of stock options	1,662	1,530	1,673	1,497

Weighted-average common shares outstanding, diluted	24,823	24,846	24,940	24,850

Earnings per share
Basic	$1.34	$1.20	$2.51	$2.28
Diluted	$1.25	$1.13	$2.34	$2.15

For the six months ended June 30, 2013 and 2012, 0.1 million and less than 0.1 million options, respectively (less than 0.1 million for the second quarter of 2013 and 2012), that were anti-dilutive have been excluded from the computation of diluted EPS. These options were anti-dilutive because their exercise price was greater than the average market price of our common stock.  Also excluded from the computation of diluted EPS for the six months ended June 30, 2013 and 2012 are 0.1 million and 0.3 million options, respectively (0.1 million and 0.3 million for the second quarter of 2013 and 2012, respectively), granted for shares that are issuable upon the achievement of certain market and performance criteria related to our common stock price and an annualized rate of return to investors that have not been met.

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

When legal proceedings are material, we disclose the nature of the litigation, and to the extent possible, the estimate of loss or range of loss. In the opinion of management, after consultation with legal counsel and considering insurance coverage where applicable, the outcome of current legal proceedings, both individually and in the aggregate, will not have a material impact on our financial condition, results of operations or cash flows.

Escrow Balances

We hold customers’ assets in escrow at various financial institutions pending completion of certain real estate activities. These amounts are held in escrow for limited periods of time, generally consisting of a few days and are not included in the condensed consolidated balance sheets. Amounts held in escrow were $48.7 million and $47.2 million as of June 30, 2013 and December 31, 2012, respectively.

NOTE 18 — SEGMENT REPORTING

Our business segments are based upon our organizational structure, which focuses primarily on the services offered, and are consistent with the internal reporting used by our Chief Executive Officer to evaluate operating performance and to assess the allocation of our resources.

We classify our businesses into three reportable segments. The Mortgage Services segment provides services that span the mortgage and real estate lifecycle and are typically outsourced by loan servicers, loan originators and investors in single family homes. The Financial Services segment provides collection and customer relationship management services primarily to debt originators and servicers (e.g., credit card, auto lending, retail credit and mortgage) and the utility and insurance industries. The Technology Services segment principally consists of our REALSuite software applications as well as our information technology infrastructure services. The REALSuite platform provides a fully integrated set of software applications and technologies that manage the end-to-end lifecycle for residential and commercial mortgage loan servicing including the automated management and payment of a distributed network of vendors. In addition, our Corporate Items and Eliminations segment includes eliminations of transactions between the reporting segments and costs related to corporate support functions including executive, finance, legal, human resources, vendor management, risk and six sigma.

Financial information for our segments is as follows:

	Three months ended June 30, 2013
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$144,210	$23,072	$24,783	$(5,955)	$186,110
Cost of revenue	89,078	13,807	19,407	(5,320)	116,972
Gross profit	55,132	9,265	5,376	(635)	69,138
Selling, general and administrative expenses	12,590	3,534	3,028	10,676	29,828
Income from operations	42,542	5,731	2,348	(11,311)	39,310
Other income (expense), net	61	(5)	(1)	(4,880)	(4,825)
Income before income taxes and non-controlling interests	$42,603	$5,726	$2,347	$(16,191)	$34,485

	Three months ended June 30, 2012
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$115,903	$16,239	$17,886	$(5,823)	$144,205
Cost of revenue	73,156	11,663	13,214	(5,295)	92,738
Gross profit	42,747	4,576	4,672	(528)	51,467
Selling, general and administrative expenses	5,612	3,604	1,819	7,983	19,018
Income from operations	37,135	972	2,853	(8,511)	32,449
Other expense, net	(246)	(2)	(6)	(67)	(321)
Income before income taxes and non-controlling interests	$36,889	$970	$2,847	$(8,578)	$32,128

	Six months ended June 30, 2013
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$261,658	$39,408	$45,014	$(11,143)	$334,937
Cost of revenue	161,447	25,833	36,519	(9,865)	213,934
Gross profit	100,211	13,575	8,495	(1,278)	121,003
Selling, general and administrative expenses	18,048	6,384	4,893	19,183	48,508
Income from operations	82,163	7,191	3,602	(20,461)	72,495
Other income (expense), net	(112)	(8)	3	(7,215)	(7,332)
Income before income taxes and non-controlling interests	$82,051	$7,183	$3,605	$(27,676)	$65,163

	Six months ended June 30, 2012
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$225,564	$34,255	$34,908	$(11,456)	$283,271
Cost of revenue	146,195	23,996	24,680	(10,373)	184,498
Gross profit	79,369	10,259	10,228	(1,083)	98,773
Selling, general and administrative expenses	11,303	7,434	3,668	13,628	36,033
Income from operations	68,066	2,825	6,560	(14,711)	62,740
Other expense, net	(567)	(16)	(17)	(72)	(672)
Income before income taxes and non-controlling interests	$67,499	$2,809	$6,543	$(14,783)	$62,068

				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Total assets:
June 30, 2013	$316,648	$56,322	$113,794	$156,369	$643,133
December 31, 2012	132,924	37,782	64,570	193,950	429,226

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•                  the level of loan delinquencies;

•                  the level of origination volume;

•                  technology failures;

•                  the trend toward outsourcing;

•                  our ability to raise debt;

•                  our ability to retain our directors, executive officers and key personnel; and

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

We, through our subsidiaries, are a global provider of outsourcing and services focused on high-value, technology-enabled solutions principally related to mortgage and real estate portfolio management, asset recovery and customer relationship management.

We classify our business into the following three reportable segments:

Mortgage Services: Provides services that span the mortgage and real estate lifecycle and are typically outsourced by loan servicers, originators and investors in single family homes.  We provide these services primarily for loan portfolios serviced by Ocwen Financial Corporation and its subsidiaries (“Ocwen”).  We also have longstanding relationships with some of the leading capital markets firms, commercial banks, hedge funds, insurance companies and mortgage bankers.  Within the Mortgage Services segment, we provide the following services:

Asset management — Asset management services principally include property preservation, property inspection, real estate owned (“REO”) asset management, our consumer real estate portal and REO brokerage services.  In connection with the spin-off of Altisource Residential Corporation (“Residential”) and Altisource Asset Management Corporation (“AAMC”), we also provide property management, lease management and renovation management services for single family rental properties.

Residential property valuation — Residential property valuation services principally include traditional appraisal products through our licensed appraisal management company and alternative valuation products primarily through our network of real estate professionals.  We generally provide these services for loan servicers, mortgage bankers and investors in single family homes.

Closing and insurance services — Closing and insurance services principally include an array of title search, closing, title agency and insurance related services, including document preparation, pre-foreclosure and REO title searches, escrow and title insurance, program management and insurance brokerage services applicable to residential loan servicers.  We also provide closing and title agency services for loan originations.

Default management services — Default management services principally include foreclosure trustee services for loan servicers and non-legal processing and related services for and under the supervision of foreclosure, bankruptcy and eviction attorneys.

Origination management services — Origination management services principally include the operations of Mortgage Partnership of America, L.L.C. (“MPA”) and our contract underwriting and quality control businesses. MPA serves as the manager of Best Partners Mortgage Cooperative, Inc. (“BPMC”), which is referred to as the Lenders One Mortgage Cooperative (“Lenders One”), a national alliance of independent mortgage bankers that provides its members with education and training along with revenue enhancing, cost reducing and market share expanding opportunities.  We provide other origination related services in the residential property valuation and closing and insurance services businesses. In addition, some of the origination related reseller businesses, including the flood certification business, are included in the Technology Services REALSuite business.

Financial Services: Provides collection and customer relationship management services primarily to debt originators and servicers (e.g., credit card, auto lending, retail credit and mortgage) and the utility and insurance industries.  Within the Financial Services segment, we provide the following services:

Asset recovery management — Asset recovery management principally includes post-charge-off debt collection services on a contingency fee basis.

Customer relationship management — Customer relationship management includes customer care and early stage collections services as well as insurance and claims processing, call center services and analytical support.

Technology Services: Comprises our REALSuite of software applications as well as our information technology (“IT”) infrastructure services.  We currently provide our IT infrastructure services to Ocwen, Home Loan Servicing Solutions (“HLSS”), Correspondent One S.A. (“Correspondent One”), Residential, AAMC and ourselves.  The REALSuite platform provides a fully integrated set of software applications and technologies that manage the end-to-end lifecycle for residential and commercial mortgage loan servicing including the automated management and payment of a distributed network of vendors.  A brief description of the key REALSuite software products is below:

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

REALDoc® — A correspondence management platform that automates document generation, distribution, archival and retrieval. It is capable of integrating with all commercially available servicing, origination and process management applications.

Corporate Items and Eliminations: Includes costs related to corporate support functions including executive, finance, legal, human resources, vendor management, risk and six sigma and also includes eliminations of transactions between the reporting segments.  Corporate items and eliminations also include the cost of facilities until 40% of the facilities are occupied by the business units.

We classify revenue in three categories:  (i) service revenue, (ii) revenue from reimbursable expenses and (iii) non-controlling interests.  In evaluating our performance, we focus on service revenue, which consists of amounts attributable to our fee-based services. Reimbursable expenses and non-controlling interests are pass-through items for which we earn no margin.  Reimbursable expenses consist of amounts we incur on behalf of our customers in performing our fee-based services, but we pass such costs directly on to our customers without any additional markup.  Non-controlling interests represent the earnings of Lenders One, a consolidated entity not owned by Altisource, and are included in revenue and reduced from net income to arrive at net income attributable to Altisource.

Stock repurchase plan

In May 2012, our shareholders approved a stock repurchase program, which replaced the previous stock repurchase program. Under the plan, we are authorized to purchase up to 3.5 million shares of our common stock in the open market in addition to amounts previously purchased under the prior plan. From authorization of the prior plan in May 2010 through June 30, 2013, we have purchased approximately 3.1 million shares of our common stock in the open market at an average price of $47.04 per share.  We purchased 0.6 million shares of common stock (at an average price of $89.01 per share) and 0.3 million shares of common stock (at an average price of $63.25 per share) during the six months ended June 30, 2013 and 2012, respectively (0.3 million shares at an average price of $94.49 per share for the second quarter of 2013 and no comparative amounts in the second quarter of 2012). 2.9 million shares of common stock remain available for repurchase under the plan.  Luxembourg law limits share repurchases to approximately the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings less shares repurchased.  As of June 30, 2013, approximately $40 million was available to repurchase our common stock under Luxembourg law. Our $200 million senior secured term loan, increased to $400 million on May 7, 2013, also limits our ability to repurchase our common stock, which will limit the amount we can spend on share repurchases in any year and may prevent repurchases in certain circumstances.  As of June 30, 2013, approximately $80 million was available to repurchase our common stock under our senior secured term loan.

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

•                  deploying the Hubzu® consumer real estate portal to the distressed and non-distressed home sales market;

•                  providing property management, lease management and renovation management services for single family home rentals; and

•                  growing the Financial Services segment’s revenue and earnings.

Services provided to Ocwen - On June 13, 2013, Ocwen entered into a mortgage servicing rights purchase and sale agreement with OneWest Bank, FSB (“OneWest”) to purchase mortgage servicing rights with approximately $78 billion in unpaid principal balance, representing approximately 307,000 loans as of June 30, 2013.  As of June 30, 2013, between 25% and 30% of the non-Government-

Sponsored Enterprise (“non-GSE”) loans and between 20% and 25% of the Government-Sponsored Enterprise (“GSE”) loans in the portfolio were delinquent.  We expect this acquisition will drive meaningful default and technology related revenue growth to Altisource.

We believe Ocwen’s servicing portfolio growth will continue to provide a meaningful contribution to our revenue even as delinquency rates decline.  In time, delinquencies and the opportunities for Ocwen to acquire the servicing on large non-performing loan portfolios should return to a more normal level.  The expansion of our other services, and the redeployment of the operating cash generated from our businesses, should provide for on-going growth.

We continue to develop new services to complement our current offerings.  In our Mortgage Services segment, we recently developed short sale offerings.  Our initial rollout of the short sale program is complete and was limited to non-Home Affordable Foreclosure Alternatives (“HAFA”) program short sales in seven states. In July 2013, we added 28 additional states and expect to expand over the next month our services to include both HAFA and non-HAFA short sales.  We expect our short sale revenue stream to grow throughout the second half of the year as we gain a greater share of Ocwen approved short sales. During the first half of 2013, Ocwen processed approximately 1,150 first lien short sales on average per month.

With respect to Ocwen’s servicing portfolio growth, the Mortgage Services segment is almost fully staffed to support the anticipated 65% increase in the number of non-GSE loans on REALServicing by the fourth quarter of 2013 compared to the second quarter of 2013.  This growth is expected based on Ocwen’s acquisitions of the Homeward Residential, Inc. (“Homeward”), ResCap, Ally Financial Inc. (“Ally”) and OneWest servicing rights.  We expect Ocwen to board 619,000 non-GSE loans on REALServicing in the second half of 2013. Of the 619,000 non-GSE loans, approximately 470,000 ResCap loans will be boarded in the third quarter of 2013 and 149,000 OneWest loans will be boarded in the fourth quarter of 2013.  With respect to the GSE loans, we anticipate Ocwen will board 1.2 million GSE loans, which are between 5% and 10% delinquent, from the Homeward, ResCap, OneWest and Ally portfolios through the first half of 2014.

Mortgage origination related services — To grow our mortgage origination related services, we are focused on expanding the mortgage services platform to provide the services typically outsourced by a mortgage loan originator.  We intend to do this by providing services to Ocwen’s origination platform and by providing services to the Lenders One members and their estimated 11% share of the year-to-date 2013 residential loan origination market.  We believe we can enhance the profitability and competitive position of the Lenders One members and Ocwen’s origination platform through the retention of Altisource as their service provider.

Our service revenue from origination related services was $21.9 million for the six months ended June 30, 2013 ($16.4 million for the six months ended June 30, 2012), an increase of 34% over the six months ended June 30, 2012.  During the second quarter of 2013, we signed an additional 15 master services agreements with the members of Lenders One.  As a result, over 72% of the members have now signed master service agreements with Altisource.

Hubzu - We continue to focus on expanding the Hubzu online real estate transaction website to the distressed and non-distressed home sales market as we believe there are opportunities to benefit from a shifting consumer preference for online transacting.  Hubzu provides an automated, transparent and integrated online solution for buying and selling real estate and, eventually, related services.  We have demonstrated that homeowners will purchase their homes on Hubzu.  We believe over 50% of homes acquired through Hubzu in 2012 were purchased for personal use.

Our efforts to grow Hubzu in 2013 are centered on two key growth efforts.  The first effort is focused on marketing Hubzu to other servicers and financial institutions to sell their REO and short sale properties.  In this regard, we are in contract negotiations with 4 prospects and are engaged in dialogue with others.

Our second effort is focused on attracting real estate agents and brokers to list non-distressed homes for sale on Hubzu.  In the first quarter of 2013, we completed a successful pilot of Hubzu’s direct-to-broker program.  During the second quarter, we made technology enhancements based on the feedback we received from the pilot.  These enhancements included providing brokers and agents with easier capacity to upload both individual and bulk home listings to Hubzu and robust dashboard and reporting functionality.  The technology went live in early July 2013.  The early signs point to strong market acceptance of our direct-to-broker product.  Since the launch of the program in early July 2013, over 700 properties have been listed on Hubzu by independent agents and brokers — the vast majority of which are non-distressed.

Property management, lease management and renovation management services — We have a 15-year agreement through 2027 to act as the exclusive provider of property management, lease management and renovation management services to Residential.  In time, we also intend to offer our services to other single family property owners.  Altisource’s property management, lease management and renovation management business is fully operational and prepared to scale as Residential continues to grow.  During the second quarter, Residential raised $309.5 million of equity and entered into agreements to acquire two pools of non-performing loans with a total unpaid principal balance of $470 million.  Currently, substantially all of Residential’s assets are non-performing loans.  As these non-performing loans move through the resolution process and as Residential continues to acquire assets, we expect the number of rental assets and our revenue to grow accordingly.

Financial Services segment — This segment includes our receivables management and customer relationship management businesses.  We are focused on growing the profitability of the Financial Services business by expanding our higher margin customer relationship management and charge-off mortgage businesses.  In this regard, we began providing services for a new customer relationship business management client in the second quarter of 2013 and continued providing services to the new customer relationship management client we added in the first quarter of 2013.  With respect to the charge-off mortgage business, we expanded our capabilities with the ResCap fee-based business and in the second quarter of 2013 began providing these services to the ResCap loans and a greater portion of the other loans in the Ocwen portfolio.  Compared to the first quarter of 2013, service revenue grew 42% in the second quarter of 2013 and operating income as a percentage of service revenue improved from 9% to 25%. Income before taxes and non-controlling interests was $5.7 million for the second quarter of 2013, an increase of 293% from the first quarter of 2013.

Factors affecting comparability

The following additional items may impact the comparability of our results:

•                  The average number of loans serviced by Ocwen on REALServicing totaled 0.9 million loans for the six months ended June 30, 2013 compared to 0.7 million loans for the six months ended June 30, 2012 (1.0 million loans for the three months ended June 30, 2013 and 0.8 million loans for the three months ended June 30, 2012).  The average number of delinquent non-GSE loans serviced by Ocwen on REALServicing totaled 263,000 loans for the six months ended June 30, 2013, compared to 203,000 loans for the six months ended June 30, 2012.  During the six months ended June 30, 2013, Ocwen boarded all of the Homeward non-GSE loans on REALServicing and none of the ResCap loans were boarded.  We anticipate Ocwen to board the ResCap non-GSE loans on REALServicing before the end of the third quarter of 2013.  We also expect Ocwen to board the Homeward, ResCap, OneWest and Ally GSE loans on REALServicing during the first half of 2014;

•                  In November 2012, we borrowed $200 million under a senior secured term loan agreement, increased to $400 million on May 7, 2013.  Interest expense, including amortization of debt issuance costs and debt discount, totaled $8.1 million for the six months ended June 30, 2013 and $4.9 million in the second quarter of 2013 (no comparative amounts in 2012);

•                  We repurchased 0.6 million shares of our common stock under our stock repurchase program for the six months ended June 30, 2013 compared to 0.3 million shares for the six months ended June 30, 2012 (0.3 million shares for the second quarter of 2013 and none for the second quarter of 2012);

•                  In connection with our 2013 fee-based business transactions with Ocwen related to Homeward and ResCap, we recorded customer relationship intangible assets of $206.4 million. Intangible asset amortization expense relating to these transactions totaled $7.9 million for the second quarter and six months ended June 30, 2013 (no comparative amounts in 2012); and

•                  On December 27, 2012, we loaned Ocwen $75.0 million that earned interest at 6.75%.  The loan was repaid on February 15, 2013.

CONSOLIDATED RESULTS OF OPERATIONS

Summary Consolidated Results

Following is a discussion of our consolidated results of operations for the periods indicated.

The following table sets forth information regarding our results of operations:

	Three months ended June 30,			Six months ended June 30,
			% Increase			% Increase
(dollars in thousands, except per share data)	2013	2012	(decrease)	2013	2012	(decrease)

Service revenue
Mortgage Services	$119,887	$89,999	33	$216,264	$169,319	28
Financial Services	22,959	16,057	43	39,091	33,817	16
Technology Services	24,783	17,886	39	45,014	34,908	29
Eliminations	(5,955)	(5,823)	(2)	(11,143)	(11,456)	3
	161,674	118,119	37	289,226	226,588	28
Reimbursable expenses	23,299	24,815	(6)	43,565	53,520	(19)
Non-controlling interests	1,137	1,271	(11)	2,146	3,163	(32)
Total revenue	186,110	144,205	29	334,937	283,271	18
Cost of revenue	116,972	92,738	26	213,934	184,498	16
Gross profit	69,138	51,467	34	121,003	98,773	23
Selling, general and administrative expenses	29,828	19,018	57	48,508	36,033	35
Income from operations	39,310	32,449	21	72,495	62,740	16
Other income (expense), net:
Interest expense	(4,902)	(14)	N/M	(8,114)	(29)	N/M
Other income (expense), net	77	(307)	125	782	(643)	222
Total other income (expense), net	(4,825)	(321)	N/M	(7,332)	(672)	N/M
Income before income taxes and non-controlling interests	34,485	32,128	7	65,163	62,068	5
Income tax provision	(2,417)	(2,776)	13	(4,568)	(5,595)	18
Net income	32,068	29,352	9	60,595	56,473	7
Net income attributable to non-controlling interests	(1,137)	(1,271)	11	(2,146)	(3,163)	32
Net income attributable to Altisource	$30,931	$28,081	10	$58,449	$53,310	10

Margins:
Gross profit/service revenue	43%	44%		42%	44%
Income from operations/service revenue	24%	27%		25%	28%

Earnings per share:
Basic	$1.34	$1.20	12	$2.51	$2.28	10
Diluted	$1.25	$1.13	11	$2.34	$2.15	9

N/M — not meaningful.

Revenue

We recognized service revenue of $289.2 million for the six months ended June 30, 2013, a 28% increase when compared to the six months ended June 30, 2012 ($161.7 million for the second quarter of 2013, a 37% increase over the second quarter of 2012).  The continued growth in service revenue was driven by Ocwen’s Homeward acquisition along with expansion of the Financial Services segment. The Homeward non-GSE portfolio was boarded on REALServicing from January 1, 2013 through April 1, 2013.  We anticipate that the ResCap non-GSE portfolio will be boarded on REALServicing before the end of the third quarter of 2013. Financial Services’ growth was primarily from the mortgage collection services on the ResCap and Ocwen portfolios and the growth of the customer relationship management business as a result of customer expansion and new customer wins. Service revenue growth was also driven by an increase in origination related services provided to Lenders One members.

The decreases in revenue from reimbursable expenses are due primarily to lower REO property preservation orders and utility payments, with a corresponding decrease in cost of revenue, resulting from lower average REO inventory for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Our revenues are impacted by seasonality.  More specifically, the Financial Services segment’s asset recovery revenue tends to be higher in the first quarter and generally declines throughout the year.  Mortgage Services revenue is impacted by REO sales, which tend to be at their lowest level during the fall and winter months and highest during the spring and summer months.  We believe that customer growth is likely to offset the typical impact of seasonality.

Cost of Revenue and Gross Profit

Cost of revenue principally includes payroll and employee benefits associated with personnel employed in customer service and operations roles, fees paid to external providers related to the provision of services, reimbursable expenses, technology and telecommunications expenses and depreciation and amortization of operating assets.

We recognized cost of revenue of $213.9 million for the six months ended June 30, 2013, a 16% increase when compared to the six months ended June 30, 2012 ($117.0 million for the second quarter of 2013, a 26% increase over the second quarter of 2012).  The increase in cost of revenue is directly attributable to compensation, technology and vendor costs associated with the growth in Ocwen’s servicing portfolio, including its acquisition of the Homeward portfolio, and higher costs in our Technology Services segment as we continue to invest in the development of our next generation technology and technology infrastructure to support our growth.  Additionally, we incurred costs for excess staff we are carrying in the Mortgage Services segment to support the anticipated 65% increase in the number of non-GSE loans on REALServicing by the fourth quarter of 2013 compared to the second quarter of 2013. These cost increases were partially offset by lower reimbursable expenses discussed above.

Gross profit increased from $98.8 million, representing 44% of service revenue, for the six months ended June 30, 2012 to $121.0 million, representing 42% of service revenue, for the six months ended June 30, 2013 (an increase from $51.5 million, representing 44% of service revenue, for the second quarter of 2012 to $69.1 million, representing 43% of service revenue for the second quarter of 2013).  The decrease in gross profit margin was driven by revenue mix. We experienced higher growth in the lower margin property inspection and preservation services from the early referrals from the Homeward portfolio, partially offset by expansion of the higher margin mortgage charge-off business. Gross profit margins were also impacted by the carrying costs to support Mortgage Services’ anticipated growth and higher costs in our Technology Services segment as we continue to invest in the development of our next generation technology to support our growth initiatives.  Our gross profit margins can vary significantly from period to period.  The most significant factors that contribute to margin variability include the mix of services delivered, timing of investments in new services, hiring of staff in advance of new business and the timing of when loans are boarded by our customers.

Selling, General and Administrative Expenses and Income from Operations

Selling, general and administrative expenses (“SG&A”) include payroll for personnel employed in executive, finance, legal, human resources, vendor management, risk and six sigma roles.  This category also includes occupancy costs, professional fees, depreciation and amortization on non-operating assets.

We recognized SG&A of $48.5 million for the six months ended June 30, 2013, a 35% increase when compared to the six months ended June 30, 2012 ($29.8 million for the second quarter of 2013, a 57% increase over the second quarter of 2012). This increase is primarily driven by higher amortization of intangible assets recorded in connection with the Homeward and ResCap transactions of $7.9 million for the second quarter and six months ended June 30, 2013 (no comparative amounts in 2012). In addition, we are expanding some of our corporate functions to support Altisource’s growth.  On a consolidated basis, income from operations as a percentage of service revenue declined from 28% for the six months ended June 30, 2012 to 25% for the six months ended June 30, 2013 (24% for the second quarter of 2013 and 27% for the second quarter of 2012) as a result of lower gross margins and the increase of SG&A as a percentage of service revenue for the reasons mentioned above.

Other Income (Expense), net

Other income (expense), net principally includes interest expense, interest income and equity loss in affiliate.  Interest expense for the six months ended June 30, 2013 increased by $8.1 million ($4.9 million for the second quarter of 2013) from the $200 million senior secured term loan borrowed in the fourth quarter of 2012 and increased to $400 million on May 7, 2013 (no comparative amounts in 2012).  The higher interest expense was partially offset by $0.8 million of interest income recognized in the six months ended June 30, 2013 (no comparative amounts in 2012) from a $75.0 million loan to Ocwen. Ocwen repaid the loan in February 2013.

Income Tax Provision

We recognized an income tax provision of $4.6 million for the six months ended June 30, 2013 and $2.4 million for the second quarter of 2013.  Altisource’s effective tax rate differs from the Luxembourg statutory tax rate of 28.8% primarily because of the effect of a favorable tax ruling in Luxembourg and the mix of income and losses in multiple tax jurisdictions.  Our effective tax rate for the six months ended June 30, 2013 was 7.0% compared to 9.0% for the six months ended June 30, 2012 (7.0% and 8.6% for the second quarter of 2013 and 2012, respectively). The lower effective tax rates in 2013 are due to higher relative taxable income in the current year in tax jurisdictions with a lower tax rate.  Our consolidated effective income tax rate for financial reporting purposes may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our domestic and international operations, which may be subject to differing tax rates, and our ability to utilize net operating loss and tax credit carryforwards.

SEGMENT RESULTS OF OPERATIONS

The following section provides a discussion of pretax results of operations of our business segments for the three and six months ended June 30, 2013 and 2012.  Transactions between segments are accounted for as third party arrangements for purposes of presenting segment results of operations.  Intercompany transactions primarily consist of IT infrastructure services and charges for the use of certain REALSuite applications from our Technology Services segment to our other two segments.  Generally, we reflect these charges within technology and telecommunications in the segment receiving the services, except for consulting services, which we reflect in outside fees and services.  Certain prior year amounts have been reclassified to conform to the current period presentation.

Financial information for our segments is as follows:

	Three months ended June 30, 2013
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(dollars in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue
Service revenue	$119,887	$22,959	$24,783	$(5,955)	$161,674
Reimbursable expenses	23,186	113	—	—	23,299
Non-controlling interests	1,137	—	—	—	1,137
	144,210	23,072	24,783	(5,955)	186,110
Cost of revenue	89,078	13,807	19,407	(5,320)	116,972
Gross profit	55,132	9,265	5,376	(635)	69,138
Selling, general and administrative expenses	12,590	3,534	3,028	10,676	29,828
Income from operations	42,542	5,731	2,348	(11,311)	39,310
Other income (expense), net	61	(5)	(1)	(4,880)	(4,825)
Income before income taxes and non-controlling interests	$42,603	$5,726	$2,347	$(16,191)	$34,485

Margins:
Gross profit/service revenue	46%	40%	22%	N/M	43%
Income from operations/service revenue	35%	25%	9%	N/M	24%

Transactions with related parties:
Revenue	$101,252	$6,683	$13,299	$—	$121,234
Selling, general and administrative expenses	29	—	—	711	740

N/M — not meaningful.

	Three months ended June 30, 2012
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(dollars in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue
Service revenue	$89,999	$16,057	$17,886	$(5,823)	$118,119
Reimbursable expenses	24,633	182	—	—	24,815
Non-controlling interests	1,271	—	—	—	1,271
	115,903	16,239	17,886	(5,823)	144,205
Cost of revenue	73,156	11,663	13,214	(5,295)	92,738
Gross profit	42,747	4,576	4,672	(528)	51,467
Selling, general and administrative expenses	5,612	3,604	1,819	7,983	19,018
Income from operations	37,135	972	2,853	(8,511)	32,449
Other expense, net	(246)	(2)	(6)	(67)	(321)
Income before income taxes and non-controlling interests	$36,889	$970	$2,847	$(8,578)	$32,128

Margins:
Gross profit/service revenue	47%	28%	26%	N/M	44%
Income from operations/service revenue	41%	6%	16%	N/M	27%

Transactions with related parties:
Revenue	$80,878	$50	$7,225	$—	$88,153
Selling, general and administrative expenses	—	—	—	606	606

N/M — not meaningful.

	Six months ended June 30, 2013
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(dollars in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue
Service revenue	$216,264	$39,091	$45,014	$(11,143)	$289,226
Reimbursable expenses	43,248	317	—	—	43,565
Non-controlling interests	2,146	—	—	—	2,146
	261,658	39,408	45,014	(11,143)	334,937
Cost of revenue	161,447	25,833	36,519	(9,865)	213,934
Gross profit	100,211	13,575	8,495	(1,278)	121,003
Selling, general and administrative expenses	18,048	6,384	4,893	19,183	48,508
Income from operations	82,163	7,191	3,602	(20,461)	72,495
Other income (expense), net	(112)	(8)	3	(7,215)	(7,332)
Income before income taxes and non-controlling interests	$82,051	$7,183	$3,605	$(27,676)	$65,163

Margins:
Gross profit/service revenue	46%	35%	19%	N/M	42%
Income from operations/service revenue	38%	18%	8%	N/M	25%

Transactions with related parties:
Revenue	$181,127	$6,722	$23,483	$—	$211,332
Selling, general and administrative expenses	58	—	—	1,355	1,413
Interest income	—	—	—	773	773

N/M — not meaningful.

	Six months ended June 30, 2012
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(dollars in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue
Service revenue	$169,319	$33,817	$34,908	$(11,456)	$226,588
Reimbursable expenses	53,082	438	—	—	53,520
Non-controlling interests	3,163	—	—	—	3,163
	225,564	34,255	34,908	(11,456)	283,271
Cost of revenue	146,195	23,996	24,680	(10,373)	184,498
Gross profit	79,369	10,259	10,228	(1,083)	98,773
Selling, general and administrative expenses	11,303	7,434	3,668	13,628	36,033
Income from operations	68,066	2,825	6,560	(14,711)	62,740
Other expense, net	(567)	(16)	(17)	(72)	(672)
Income before income taxes and non-controlling interests	$67,499	$2,809	$6,543	$(14,783)	$62,068

Margins:
Gross profit/service revenue	47%	30%	29%	N/M	44%
Income from operations/service revenue	40%	8%	19%	N/M	28%

Transactions with related parties:
Revenue	$156,963	$118	$13,852	$—	$170,933
Selling, general and administrative expenses	—	—	—	1,180	1,180

N/M — not meaningful.

Mortgage Services

Revenue

Revenue by service line was as follows:

	Three months ended June 30,			Six months ended June 30,
			% Increase			% Increase
(in thousands)	2013	2012	(decrease)	2013	2012	(decrease)

Service revenue:
Asset management services	$46,747	$27,995	67	$78,116	$49,136	59
Closing and insurance services	26,827	21,420	25	49,374	43,190	14
Residential property valuation	26,028	22,469	16	48,839	41,428	18
Default management services	11,888	12,170	(2)	22,858	23,274	(2)
Origination management services	8,397	5,945	41	17,077	12,291	39
Total service revenue	119,887	89,999	33	216,264	169,319	28

Reimbursable expenses:
Asset management services	22,157	23,940	(7)	41,557	51,860	(20)
Default management services	610	650	(6)	1,038	985	5
Closing and insurance services	378	43	N/M	521	237	120
Origination management services	41	—	N/M	132	—	N/M
Total reimbursable expenses	23,186	24,633	(6)	43,248	53,082	(19)

Non-controlling interests	1,137	1,271	(11)	2,146	3,163	(32)
Total revenue	$144,210	$115,903	24	$261,658	$225,564	16

Transactions with related parties:
Asset management services	$62,052	$47,195	31	$106,253	$94,171	13
Residential property valuation	24,770	20,762	19	46,366	38,258	21
Closing and insurance services	9,828	9,751	1	19,320	18,866	2
Default management services	4,252	3,170	34	8,604	5,668	52
Origination management services	350	—	N/M	584	—	N/M
Total	$101,252	$80,878	25	$181,127	$156,963	15

N/M — not meaningful.

Revenue growth in all of the business lines, except default management services and origination management services, primarily reflects Ocwen’s Homeward servicing platform acquisitions. The Homeward non-GSE portfolio was boarded on REALServicing from January 1, 2013 through April 1, 2013. The growth in asset management services is primarily from higher property inspection and preservation services from early referrals from the Homeward portfolio. The growth in the closing and insurance services and residential property valuation businesses also reflects Ocwen’s larger loan portfolio. Default management services revenue was lower as one of Ocwen’s subservicing customers has placed a temporary moratorium on the foreclosure of its loans and the requirements under the “Making Homes Affordable” program limits servicers’ ability to initiate a foreclosure while pursuing other avenues of resolution. The higher origination management services revenue is driven by the growth of Lenders One and the incremental roll-out of new origination related services to the members and Ocwen.  For the six months ended June 30, 2013, the Lenders One membership grew to 249 members, a net increase of 17 members from June 30, 2012.

Cost of Revenue and Gross Profit

Cost of revenue consists of the following:

	Three months ended June 30,			Six months ended June 30,
			% Increase			% Increase
(in thousands)	2013	2012	(decrease)	2013	2012	(decrease)

Compensation and benefits	$16,093	$13,395	20	$30,699	$26,833	14
Outside fees and services	44,757	29,974	49	77,994	56,551	38
Reimbursable expenses	23,186	24,633	(6)	43,248	53,082	(19)
Technology and telecommunications	4,605	4,853	(5)	8,725	9,165	(5)
Depreciation and amortization	437	301	45	781	564	38

Cost of revenue	$89,078	$73,156	22	$161,447	$146,195	10

Cost of revenue increased during the second quarter and six months ended June 30, 2013 primarily due to higher outside fees and services and compensation and benefits.  Outside fees and services increased in line with the increase in service revenue, particularly the increase in property inspection and preservation orders. Compensation and benefits grew at a slower pace as we began to experience the benefit of our workforce efficiency initiatives on higher referral volumes even after incurring carrying costs to support Mortgage Services’ anticipated growth.

Gross profit as a percentage of service revenue decreased to 46% for the six months ended June 30, 2013 from 47% for the six months ended June 30, 2012 (a decrease to 46% in the second quarter of 2013 from 47% in the second quarter of 2012).  The most significant factors impacting gross profit margins were the increase of lower margin property preservation and property inspection orders, partially offset by decreased compensation and benefits costs as a percentage of service revenue from process efficiencies. Although we have been able to generally maintain our margins in a period of accelerated growth, we anticipate we will improve margins by reducing employee and vendor costs as a percent of service revenue through our workforce efficiency initiatives, displacing vendors with internal personnel at a lower cost and deploying vendor, process and payment management technologies.

Our margins can vary substantially depending upon when servicing rights are acquired by Ocwen.  Typically, compensation and benefits will increase in anticipation of an acquisition as we hire and train personnel to deliver services in advance of the actual boarding of loans.  Subsequently, as new loans are boarded, for the first couple of months post-boarding, we tend to deliver an elevated level of valuations and property inspection and preservation services for which we incur substantially more outside fees and services.

Selling, General and Administrative Expenses and Income from Operations

SG&A increased during the second quarter and six months ended June 30, 2013 principally due to the amortization of intangible assets recorded in connection with the Homeward and ResCap transactions of $6.0 million (no comparative amounts in 2012).  Income from operations as a percentage of service revenue decreased to 38% for the six months ended June 30, 2013 from 40% for the six months ended June 30, 2012 (a decrease to 35% in the second quarter of 2013 from 41% in the second quarter of 2012) due to the lower gross profit margins and higher amortization expense.

Financial Services

Revenue

Revenue by service line was as follows:

	Three months ended June 30,			Six months ended June 30,
			% Increase			% Increase
(in thousands)	2013	2012	(decrease)	2013	2012	(decrease)

Service revenue:
Asset recovery management	$12,172	$7,475	63	$18,124	$16,625	9
Customer relationship management	10,787	8,582	26	20,967	17,192	22
Total service revenue	22,959	16,057	43	39,091	33,817	16

Reimbursable expenses:
Asset recovery management	113	182	(38)	317	438	(28)
Total reimbursable expenses	113	182	(38)	317	438	(28)

Total revenue	$23,072	$16,239	42	$39,408	$34,255	15

Transactions with related parties included above:
Asset recovery management	$6,683	$50	N/M	$6,722	$118	N/M

N/M — not meaningful.

Financial Services revenue increased during the second quarter and six months ended June 30, 2013 due to increased charge-off mortgage collections and growth in customer relationship management from the addition of one new client in the first quarter of 2013 and one new client in the second quarter of 2013. The increases were partially offset by lower credit card charge-off placements due to 23-year record low charge-offs.  With respect to the charge-off mortgage business, we expanded our capabilities in connection with the ResCap fee-based business transaction, and in the second quarter began providing these services to the ResCap loans serviced by Ocwen and a portion of the other loans in the Ocwen portfolio.

Financial Services’ asset recovery management revenue tends to be higher in the first quarter as borrowers utilize tax refunds and bonuses to pay debts.

Cost of Revenue and Gross Profit

Cost of revenue consists of the following:

	Three months ended June 30,			Six months ended June 30,
			% Increase			% Increase
(in thousands)	2013	2012	(decrease)	2013	2012	(decrease)

Compensation and benefits	$10,507	$8,021	31	$19,410	$16,378	19
Outside fees and services	1,151	1,422	(19)	2,371	3,249	(27)
Reimbursable expenses	113	182	(38)	317	438	(28)
Technology and telecommunications	1,811	1,861	(3)	3,278	3,728	(12)
Depreciation and amortization	225	177	27	457	203	125

Cost of revenue	$13,807	$11,663	18	$25,833	$23,996	8

Compensation and benefits increased during the second quarter and six months ended June 30, 2013 primarily due to higher mortgage charge-off and customer relationship management headcount in connection with new business. These increases were partially offset by lower outside fees and services as we continually evaluate our cost structure in our asset recovery management business in connection with lower credit card charge-off placements. We principally try to manage our cost structure through a reduction in compensation and benefit costs through a reduction in overall headcount as well as expanding our use of our global workforce.

Gross profit as a percentage of service revenue increased to 35% for the six months ended June 30, 2013 compared to 30% for the six months ended June 30, 2012 (40% for the second quarter of 2013 compared to 28% for the second quarter of 2012) due to the revenue mix in the asset recovery management business and growth in the higher margin customer relationship management business from new customers.

Selling, General and Administrative Expenses and Income from Operations

SG&A decreased in the second quarter and six months ended June 30, 2013 principally from lower administrative employee-related costs, partially offset by higher amortization of intangible assets recorded in connection with the ResCap transaction of $1.3 million for the second quarter and six months ended June 30, 2013.

Income from operations as a percentage of service revenue for the six months ended June 30, 2013 increased to 18% compared to 8% for the six months ended June 30, 2012 (25% for the second quarter of 2013 compared to 6% for the second quarter of 2012) due to higher gross margins and decreased SG&A, as described above.

Technology Services

Revenue

Revenue by service line was as follows:

	Three months ended June 30,			Six months ended June 30,
			% Increase			% Increase
(in thousands)	2013	2012	(decrease)	2013	2012	(decrease)

Revenue:
REALSuite	$15,325	$10,540	45	$28,298	$20,678	37
IT infrastructure services	9,458	7,346	29	16,716	14,230	17
Total revenue	$24,783	$17,886	39	$45,014	$34,908	29

Transactions with related parties included above:
REALSuite	$8,736	$4,132	111	$15,934	$8,019	99
IT infrastructure services	4,563	3,093	48	7,549	5,833	29
Total	$13,299	$7,225	84	$23,483	$13,852	70

The increase in REALSuite revenue in the second quarter and six months ended June 30, 2013 is primarily attributable to licensing revenue relating to REALDoc, the growth in Ocwen’s residential loan servicing portfolio on REALServicing and an increase in flood certification services to Lenders One members.

IT infrastructure services revenue also increased in the second quarter and six months ended June 30, 2013.  IT infrastructure services are billed on a cost plus basis.  As such, the increase in cost to support headcount growth at both Ocwen and Altisource resulted in a corresponding increase in revenue in the Technology Services segment.

The services provided to our other segments are eliminated in consolidation but are included as revenue in the Technology Services segment and as technology and telecommunications expense, a component of cost of revenue, in our other segments for segment presentation purposes.

Cost of Revenue and Gross Profit

Cost of revenue consists of the following:

	Three months ended June 30,			Six months ended June 30,
			% Increase			% Increase
(in thousands)	2013	2012	(decrease)	2013	2012	(decrease)

Compensation and benefits	$10,144	$6,572	54	$19,214	$12,262	57
Outside fees and services	508	415	22	1,015	718	41
Technology and telecommunications	5,892	4,393	34	10,273	8,363	23
Depreciation and amortization	2,863	1,834	56	6,017	3,337	80

Cost of revenue	$19,407	$13,214	47	$36,519	$24,680	48

Cost of revenue increased in the second quarter and six months ended June 30, 2013 due to the increase in personnel and the hiring of more expensive personnel to support the development of our next generation REALSuite software, higher technology and communications costs from the addition of new facilities and headcount and the expansion of bandwidth at existing facilities.  We expect cost of revenue in the Technology Services segment to increase as we continue to invest in personnel to support our development and growth initiatives.  Depreciation and amortization increased in the second quarter and six months ended June 30, 2013 primarily as a result of our 2012 investment in a disaster recovery center.

Outside fees and services increased in the second quarter and six months ended June 30, 2013, primarily as a result of the increase in flood certification services provided as described in the revenue section above.

Gross profit margins declined in the second quarter and six months ended June 30, 2013, compared to the second quarter and six months ended June 30, 2012, as we continue to invest in the development of our next generation technologies.

We are investing in the development of our next generation technologies to support our continued expansion.  In 2014, we expect technology expenditures to reach a stable level.

Selling, General and Administrative Expenses and Income from Operations

SG&A increased in the second quarter and six months ended June 30, 2013 principally due to higher administrative employee costs, increased depreciation and amortization and higher amortization of intangible assets recorded in connection with the Homeward and ResCap transactions of $0.5 million for the second quarter and six months ended June 30, 2013 (no comparative amounts in 2012).

Income from operations as a percentage of service revenue for the six months ended June 30, 2013 decreased to 8% compared to 19% for the six months ended June 30, 2012 (9% for the second quarter of 2013 compared to 16% for the second quarter of 2012) due to lower gross margins and higher SG&A as described above.

Corporate Items and Eliminations

Our Corporate segment includes costs related to corporate support functions including executive, finance, legal, human resources, vendor management, risk and six sigma.  It also includes eliminations of transactions between the business segments.

Corporate costs increased in the second quarter and six months ended June 30, 2013, compared to the similar periods of the prior year, primarily due to higher compensation and employee-related costs, depreciation and amortization and lease costs. We incurred higher compensation and employee-related costs as we are expanding certain corporate functions in 2013 to support our continued growth.  The higher depreciation and amortization and lease costs relate to the build out of new facilities to support our continued expansion.  We reflect initial lease costs in our corporate segment until the facilities are 40% occupied by the business units, at which time the cost is reflected in the respective segment’s financial statements.  In 2014, we expect our overhead expenditures to reach a stable level.

Corporate expenses also include interest expense, interest income and equity loss in affiliate.  Interest expense for the six months ended June 30, 2013 increased by $8.1 million ($4.9 million for the second quarter of 2013) from the $200 million senior secured term loan borrowed in the fourth quarter of 2012 and increased to $400 million on May 7, 2013 (no comparative amounts in

2012).  We recognized interest income of $0.8 million for the six months ended June 30, 2013 (no comparative amounts in 2012) from a fourth quarter 2012 $75.0 million loan to Ocwen. Ocwen repaid the loan in February 2013.

The amount of intercompany revenue eliminated in consolidation was consistent in the second quarter and six months ended June 30, 2013 compared to the similar periods of the prior year.  These intercompany transactions primarily consisted of IT infrastructure services as well as charges for the use of certain REALSuite applications from our Technology Service segment to our other two business segments.  While the expenses are recognized in the Mortgage Services and Financial Services segments above, the elimination of these expenses are reflected in Corporate items and eliminations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary source of liquidity is cash flow from operations.  We seek to deploy excess cash generated in a disciplined manner. Principally, we intend to use excess cash to develop complementary services and businesses that we believe will generate attractive margins in line with our core capabilities.  Further, we are evaluating potential acquisitions that align with our vision and accelerate the achievement of our strategic objectives.  We also intend to use excess cash to repurchase shares of our stock and repay amounts outstanding under our senior secured term loan (as described below).

Senior Secured Term Loan

On November 27, 2012, we entered into a seven-year senior secured term loan agreement with Bank of America, N.A. as administrative agent, pursuant to which we borrowed $200 million.  On May 7, 2013, we amended the senior secured term loan agreement to increase the principal amount of the senior secured term loan by $200 million (to $400 million) and provide additional share repurchase capacity. Under the terms of the senior secured term loan, as amended, we have the ability to borrow an additional $200 million under an accordion provision.

The senior secured term loan must be repaid in equal consecutive quarterly principal installments of 0.25% of the initial principal amounts outstanding on the borrowing dates, with the balance due on November 27, 2019.  However, if leverage ratios, as defined in the senior secured term loan agreement, exceed a defined threshold, a percentage of cash flow must be used to repay principal.  Interest payments are due monthly.  The interest rate as of June 30, 2013 was 5.75%.

The debt covenants in the senior secured term loan agreement limit, among other things, our ability to incur additional debt and repurchase stock.  In the event we require additional liquidity, our ability to obtain it may be limited by the senior secured term loan.

Cash Flows

The following table presents our cash flows for the six months ended June 30:

			% Increase
(dollars in thousands)	2013	2012	(decrease)

Net income adjusted for non-cash items	$83,760	$66,994	25
Working capital	(16,292)	(12,945)	(26)
Cash flow from operating activities	67,468	54,049	25
Cash flow from investing activities	(141,499)	(21,128)	N/M
Cash flow from financing activities	146,334	(19,887)	N/M
Net change in cash	72,303	13,034	N/M
Cash and cash equivalents at beginning of period	105,502	32,125	228
Cash and cash equivalents at end of period	$177,805	$45,159	N/M

N/M — not meaningful.

Cash Flows from Operating Activities

Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net income.  In the six months ended June 30, 2013, we generated $67.5 million of positive cash flows from operations, or approximately $0.23 per every dollar of service revenue compared to $54.0 million of positive cash flows from operations or approximately $0.24 per every dollar of service revenue in the six months ended June 30, 2012.  The increase in cash from operations on an absolute basis is principally driven by the increase in net income, after adding back depreciation and amortization, including amortization of intangible assets. The decrease in operating cash per dollar of service revenue is from the timing of converting working capital to cash.

In periods of growth, operating cash flows per service revenue dollar can be negatively impacted because of the nature of some of our services.  Certain services are performed immediately following or shortly after the referral, but the collection of the receivable does not occur until a specific event occurs (i.e., the foreclosure is complete, the REO asset is sold, etc.).  As we continue to grow, our receivables will also grow and our cash flows from operations may be negatively impacted when comparing one interim period to another.

Cash Flows from Investing Activities

On March 29, 2013, we acquired the Homeward fee-based business from Ocwen for $87.0 million.  On April 12, 2013, we entered into an agreement with Ocwen to establish additional terms related to the existing servicing arrangements between Altisource and Ocwen in connection with Ocwen’s acquisition of certain mortgage servicing platform assets of ResCap.  The cash consideration paid by Altisource to Ocwen under the ResCap agreement totaled $128.8 million. On February 15, 2013, Ocwen repaid the $75.0 million loan that was borrowed from us in December 2012.  Capital expenditures of $13.4 million and $21.1 million for the six months ended June 30, 2013 and 2012, respectively, primarily related to facility build-outs and investments in infrastructure and the next generation of our REALSuite of software applications.  The prior year period also included investments in a disaster recovery center.  On March 31, 2013, we sold our 49% interest in Correspondent One to Ocwen for $12.6 million.

Cash Flows from Financing Activities

Cash flows from financing activities for the six months ended June 30, 2013 and 2012 primarily include activity associated with debt proceeds, share repurchases, stock option exercises and payments to non-controlling interests. On May 7, 2013, we received $201.0 million in connection with amending our senior secured term loan agreement, including a $1.0 million original issue premium. We also incurred debt issuance costs of $2.4 million in connection with this amendment. We spent $51.6 million and $16.8 million to repurchase our common stock for the six months ended June 30, 2013 and 2012, respectively.  Stock option exercises provided proceeds of $2.9 million and $2.0 million for the six months ended June 30, 2013 and 2012, respectively.  During the six months ended June 30, 2013, we repaid $1.5 million of the borrowings under the senior secured term loan. Contributions to non-controlling interests were $1.9 million and $4.8 million for the six months ended June 30, 2013 and 2012, respectively.

Liquidity Requirements after June 30, 2013

During the third quarter of 2013, we expect to distribute $1.1 million to the Lenders One members representing non-controlling interests and repay $1.0 million of the senior secured term loan.

We believe that we will generate sufficient cash flow to fund operations, capital expenditures and required debt and interest payments as well as repurchase shares of our common stock.  If we require additional capital, we believe that we have adequate access to both debt and equity capital markets.

Contractual Obligation, Commitments and Contingencies

For the six months ended June 30, 2013, there were no significant changes to our contractual obligations from those identified in our Form 10-K for the fiscal year ended December 31, 2012, other than the additional $200 million borrowed under our senior secured term loan and those that occur in the normal course of business (primarily the addition of operating leases due to our growth).  See also Note 17 to the interim condensed consolidated financial statements.

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

Our critical accounting policies are described in the MD&A section of our Form 10-K for the year ended December 31, 2012 filed with the SEC on February 13, 2013.  Those policies have not changed during the six months ended June 30, 2013.

OTHER MATTERS

Related Parties

Ocwen

For the six months ended June 30, 2013, we generated segment revenue from Ocwen of $181.1 million for Mortgage Services ($101.2 million for the second quarter of 2013), $6.7 million for Financial Services ($6.7 million for second quarter of 2013) and $23.5 million for Technology Services ($13.3 million for the second quarter of 2013).  Services provided to Ocwen during these periods included residential property valuation, real estate asset management and sales, trustee management services, property inspection and preservation, closing and insurance services, charge-off mortgage collections, core technology back office support and multiple business technologies including our REALSuite of products.  We provided all services at rates we believe to be comparable to market rates.

For the six months ended June 30, 2013 and 2012, we billed Ocwen $1.2 million and $1.4 million, respectively ($0.6 million for the second quarter of 2013 and 2012), and Ocwen billed us $1.4 million and $1.2 million, respectively ($0.7 million and $0.6 million for the second quarter of 2013 and 2012, respectively) for services provided under the agreements described in Note 2 to the interim condensed consolidated financial statements.  These amounts are reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

On December 27, 2012, we entered into a senior unsecured term loan agreement with Ocwen pursuant to which we loaned $75.0 million to Ocwen.  Interest income related to this loan was $0.8 million for the six months ended June 30, 2013 (no comparative amounts in 2012).  On February 15, 2013, Ocwen repaid the entire outstanding principal amount of this loan plus all accrued and unpaid interest and the term loan was terminated.

Correspondent One and HLSS

For the six months ended June 30, 2013 and 2012, we billed Correspondent One less than $0.1 million in each period. For the six months ended June 30, 2013 and 2012, we billed HLSS $0.3 million and $0.2 million, respectively ($0.1 million for the second quarter of 2013 and 2012). These amounts are reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

We also provided certain origination-related services to Correspondent One.  We earned revenue of less than $0.1 million for the six months ended June 30, 2013 from the provision of these services (no comparative amount in 2012).  On March 31, 2013, we sold our 49% interest in Correspondent One to Ocwen for $12.6 million.

Residential and AAMC

For the six months ended June 30, 2013, we billed Residential $0.2 million, and we billed AAMC $0.2 million ($0.2 million for Residential and less than $0.1 million for AAMC for the second quarter of 2013 and no comparative amounts in 2012), under services agreements. These amounts are reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

Our financial market risk consists primarily of interest rate and foreign currency exchange risk.

Interest Rate Risk

As of June 30, 2013, the interest rate charged on the senior secured term loan was 5.75%.  The interest rate is calculated based on the Adjusted Eurodollar Rate (as defined in the senior secured term loan agreement) (with a minimum floor of 1.25%) plus 4.5%.

Based on the principal amount outstanding at June 30, 2013, a 1% increase in the Eurodollar rate would not impact our annual interest expense as the Adjusted Eurodollar Rate would remain below the minimum floor rate.

Foreign Currency Exchange Risk

We are exposed to currency risk from the potential changes in currency values of our foreign currency denominated assets, liabilities and cash flows.  Our most significant foreign currency exposures relate to the Euro and Indian Rupee; however, the balances in Euros and Indian Rupees are immaterial.

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

b)             Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Equity securities purchased by us:

The following table presents information related to our repurchases of our equity securities during the three months ended June 30, 2013:

Period	Total number of shares purchased(1)	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs

Common stock:
April 1 — 30, 2013	—	$—	—	3,230,703
May 1 — 31, 2013	140,688	93.70	140,688	3,090,015
June 1 — 30, 2013	172,208	95.14	172,208	2,917,807

Total shares of common stock	312,896	$94.49	312,896	2,917,807

(1)      Includes shares withheld from employees to satisfy tax withholding obligations that arose from the exercise of stock options.

(2)      In May 2012, our shareholders authorized us to purchase up to 3.5 million shares of our common stock in the open market.

Item 6.	Exhibits.

2.1

Purchase and Sale Agreement, dated as of March 29, 2013, by and among Altisource Portfolio Solutions, Inc., Altisource Solutions S.à r.l., Ocwen Financial Corporation, Homeward Residential, Inc. and Power Valuation Services, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on April 4, 2013)

10.1

Amendment No. 1 to Credit Agreement, dated as of May 7, 2013, among Altisource Solutions S.à r.l., as borrower, Altisource Portfolio Solutions S.A., Bank of America, N.A., as administrative agent and incremental term lender and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 13, 2013)

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

101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012; (iii) Condensed Consolidated Statements of Equity for the six months ended June 30, 2013 and 2012; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (v) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

(Registrant)

Date: July 25, 2013	By:	/s/ Michelle D. Esterman
Michelle D. Esterman
Chief Financial Officer
(On behalf of the Registrant and as its Principal Financial Officer)