Form 10-Q
period 2013-09-30
Altisource Portfolio Solutions S.A.
filed 2013-10-24
CIK 1462418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 19, 2013, there were 22,857,130 outstanding shares of the registrant’s shares of beneficial interest (excluding 2,555,618 shares held as treasury stock).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Condensed Consolidated Financial Statements (Unaudited)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	December 31,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$212,585	$105,502
Accounts receivable, net	83,851	88,955
Prepaid expenses and other current assets	13,760	7,618
Deferred tax assets, net	1,775	1,775
Total current assets	311,971	203,850

Premises and equipment, net	59,464	50,399
Deferred tax assets, net	4,073	4,073
Intangible assets, net	242,088	56,586
Goodwill	14,915	14,915
Investment in Correspondent One	—	12,729
Loan to Ocwen	—	75,000
Other assets	15,243	11,674

Total assets	$647,754	$429,226

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$66,848	$58,976
Current portion of long-term debt	4,000	2,000
Current portion of capital lease obligations	—	233
Other current liabilities	9,371	10,423
Total current liabilities	80,219	71,632

Long-term debt, less current portion	392,708	196,027
Other non-current liabilities	1,296	1,738

Commitments and contingencies (Note 17)

Equity:
Common stock ($1.00 par value; 100,000 shares authorized; 25,413 issued and 22,866 outstanding as of September 30, 2013; 25,413 issued and 23,427 outstanding as of December 31, 2012)	25,413	25,413
Additional paid-in-capital	88,949	86,873
Retained earnings	209,783	124,127
Treasury stock, at cost (2,547 shares as of September 30, 2013 and 1,986 shares as of December 31, 2012)	(151,861)	(77,954)
Altisource equity	172,284	158,459

Non-controlling interests	1,247	1,370
Total equity	173,531	159,829

Total liabilities and equity	$647,754	$429,226

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenue	$210,835	$143,988	$545,772	$427,259
Cost of revenue	134,261	94,287	348,195	278,785

Gross profit	76,574	49,701	197,577	148,474
Selling, general and administrative expenses	31,519	18,452	80,027	54,485

Income from operations	45,055	31,249	117,550	93,989
Other income (expense), net:
Interest expense	(6,188)	(10)	(14,302)	(39)
Other income (expense), net	(253)	(257)	529	(900)
Total other income (expense), net	(6,441)	(267)	(13,773)	(939)

Income before income taxes and non-controlling interests	38,614	30,982	103,777	93,050
Income tax provision	(1,659)	(2,898)	(6,227)	(8,493)

Net income	36,955	28,084	97,550	84,557
Net income attributable to non-controlling interests	(947)	(1,060)	(3,093)	(4,223)

Net income attributable to Altisource	$36,008	$27,024	$94,457	$80,334

Earnings per share:
Basic	$1.56	$1.16	$4.07	$3.44
Diluted	$1.42	$1.08	$3.77	$3.23

Weighted average shares outstanding
Basic	23,025	23,338	23,185	23,347
Diluted	25,333	25,016	25,070	24,895

Transactions with related parties included above
Revenue	$143,557	$86,558	$354,889	$257,491
Selling, general and administrative expenses	720	621	2,133	1,801
Other income	—	—	773	—

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Altisource Equity
	Common stock		Additional paid-in capital	Retained earnings	Treasury stock, at cost	Non- controlling interests	Total
Balance, December 31, 2011	25,413	$25,413	$83,229	$126,161	$(72,048)	$3,188	$165,943
Net income	—	—	—	80,334	—	4,223	84,557
Contributions from non-controlling interest holders	—	—	—	—	—	27	27
Distributions to non-controlling interest holders	—	—	—	—	—	(6,008)	(6,008)
Share-based compensation expense	—	—	2,038	—	—	—	2,038
Exercise of stock options	—	—	—	(5,759)	8,378	—	2,619
Repurchase of shares	—	—	—	—	(16,781)	—	(16,781)
Balance, September 30, 2012	25,413	$25,413	$85,267	$200,736	$(80,451)	$1,430	$232,395

Balance, December 31, 2012	25,413	$25,413	$86,873	$124,127	$(77,954)	$1,370	$159,829
Net income	—	—	—	94,457	—	3,093	97,550
Contributions from non-controlling interest holders	—	—	—	—	—	18	18
Distributions to non-controlling interest holders	—	—	—	—	—	(3,234)	(3,234)
Share-based compensation expense	—	—	2,076	—	—	—	2,076
Exercise of stock options	—	—	—	(8,801)	13,511	—	4,710
Repurchase of shares	—	—	—	—	(87,418)	—	(87,418)
Balance, September 30, 2013	25,413	$25,413	$88,949	$209,783	$(151,861)	$1,247	$173,531

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$97,550	$84,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,791	9,038
Amortization of intangible assets	18,857	3,833
Share-based compensation expense	2,076	2,038
Equity in losses of affiliates	176	872
Bad debt expense	1,338	1,170
Amortization of debt discount	184	—
Amortization of debt issuance costs	702	—
Loss on sale or disposal of fixed assets	1,178	401
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	3,762	(11,662)
Prepaid expenses and other current assets	(6,142)	(4,058)
Other assets	(1,871)	809
Accounts payable and accrued expenses	4,574	10,405
Other current and non-current liabilities	(1,535)	(266)
Net cash provided by operating activities	134,640	97,137

Cash flows from investing activities:
Additions to premises and equipment	(20,528)	(24,199)
Acquisition of businesses, net of cash acquired	(204,567)	—
Investment in equity affiliate	(50)	—
Proceeds from sale of equity affiliate	12,648	—
Proceeds from loan to Ocwen	75,000	—
Net cash used in investing activities	(137,497)	(24,199)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	201,000	—
Repayment of long-term debt	(2,503)	—
Debt issuance costs	(2,400)	—
Principal payments on capital lease obligations	(233)	(491)
Proceeds from stock option exercises	4,710	2,619
Purchase of treasury stock	(87,418)	(16,781)
Contributions from non-controlling interests	18	27
Distributions to non-controlling interests	(3,234)	(6,008)
Net cash provided by (used in) financing activities	109,940	(20,634)

Increase in cash and cash equivalents	107,083	52,304
Cash and cash equivalents at the beginning of the period	105,502	32,125
Cash and cash equivalents at the end of the period	$212,585	$84,429

Supplemental cash flow information
Interest paid	$13,592	$39
Income taxes paid, net	2,360	2,252

Non-cash investing and financing activities
Amortization of tax-deductible goodwill	$—	$2,524
Premises and equipment purchased on account	1,947	5,992

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Condensed Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

Description of Business

Altisource Portfolio Solutions S.A., together with its subsidiaries (which may be referred to as “Altisource,” the “Company,” “we,” “us” or “our”), is a premier marketplace and transaction solutions provider for the real estate, mortgage and consumer debt industries offering both distribution and content. We leverage proprietary business process, vendor and electronic payment management software and behavioral science based analytics to improve outcomes for marketplace participants.

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

The Mortgage Partnership of America, L.L.C. (“MPA”), a wholly-owned subsidiary of Altisource®, is the manager of a national alliance of community mortgage bankers, correspondent lenders and suppliers of mortgage products and services that is referred to as the Lenders One® Mortgage Cooperative (“Lenders One”).  The management agreement between MPA and Lenders One, pursuant to which MPA is the management company of Lenders One, represents a variable interest in a variable interest entity.  MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact Lenders One’s economic performance and the obligation to absorb losses or the right to receive benefits from Lenders One.  As a result, Lenders One is presented in the accompanying interim condensed consolidated financial statements on a consolidated basis with the interests of the members reflected as non-controlling interests.  As of September 30, 2013, Lenders One had total assets of $3.8 million and liabilities of $2.5 million.  As of December 31, 2012, Lenders One had total assets of $2.3 million and liabilities of $1.0 million.

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

NOTE 2 — TRANSACTIONS WITH RELATED PARTIES

Ocwen®

Ocwen Financial Corporation, together with its subsidiaries (“Ocwen”), is our largest customer.  Our Chairman is also the Chairman of Ocwen.  Ocwen is contractually obligated to purchase certain mortgage services and technology services from us through August 2025 under the terms of a master services agreement and amendments to the master services agreement (collectively, the “Service Agreements”).  In connection with our acquisition from Ocwen of the fee-based businesses of Homeward Residential, Inc. (“Homeward”) that closed on March 29, 2013 and the acquisition from Ocwen related to the fee-based businesses of Residential Capital, LLC (“ResCap”) that closed on April 12, 2013 (see Note 3), our Service Agreements with Ocwen were amended to extend the term from 2020 to 2025.  Further, as part of the amendments, we are the exclusive provider of services to Ocwen with respect to the Homeward and ResCap servicing portfolios, and Ocwen agreed not to establish similar fee-based businesses that would directly or indirectly compete with Altisource’s services with respect to the Homeward and ResCap businesses.  We settle amounts with Ocwen on a daily, weekly or monthly basis depending upon the nature of the service and when the service is provided.

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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Mortgage Services	73%	68%	71%	69%
Financial Services	37%	<1%	25%	<1%
Technology Services	53%	39%	53%	40%
Consolidated revenue	68%	60%	65%	60%

We record revenue we earn from Ocwen under various long-term servicing contracts at rates we believe to be market rates as they are consistent with one or more of the following: the fees we charge to other customers for comparable services, the fees Ocwen pays to other service providers and fees charged by our competitors.

Support Services

We have support services agreements with Ocwen.  These services provided and received pursuant to the above agreements include such areas as human resources, vendor management, corporate services, operational effectiveness, quality assurance, quantitative analytics and treasury.  Payment for the services provided or received is on the fully-allocated cost of providing the service based on an estimate of the time and expense of providing the service.  For the nine months ended September 30, 2013 and 2012, we billed Ocwen $1.8 million and $2.0 million, respectively ($0.6 million for the third quarter of 2013 and 2012), and Ocwen billed us $2.1 million and $1.8 million, respectively ($0.7 million and $0.6 million for the third quarter of 2013 and 2012, respectively), for services provided under these agreements.  These amounts are reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

Unsecured Term Loan

On December 27, 2012, we entered into a senior unsecured term loan agreement with Ocwen under which we loaned $75.0 million to Ocwen.  Payments of interest were due quarterly at a rate per annum equal to the Eurodollar Rate (as defined in the agreement) plus 6.75%, provided that the Eurodollar Rate shall at no time be less than 1.50%.  On February 15, 2013, Ocwen repaid the outstanding principal amount of $75.0 million, plus all accrued and unpaid interest and the term loan was terminated.  Interest income related to this loan was $0.8 million for the nine months ended September 30, 2013 (no comparative amounts for 2012).

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

Correspondent One® and HLSS™

In July 2011, we acquired an equity interest in Correspondent One S.A. (“Correspondent One”) (see Note 8).  Correspondent One purchased closed conforming and government guaranteed residential mortgages from approved mortgage bankers.  On March 31, 2013, we sold our 49% interest in Correspondent One to Ocwen for $12.6 million. Under a support services agreement, we provided Correspondent One certain finance, human resources, legal support, facilities, technology, vendor management and risk management services.  For the nine months ended September 30, 2013 and 2012, we billed Correspondent One less than $0.1 million and $0.2 million, respectively (none for the third quarter of 2013 and $0.1 million for the third quarter of 2012).  We also provided certain origination related services to Correspondent One.  We earned revenue of $0.1 million and $0.2 million for the nine months ended September 30, 2013 and 2012, respectively, for these services (none for the third quarter of 2013 and $0.2 million for the third quarter of 2012).

Home Loan Servicing Solutions, Ltd. (“HLSS”) is a publicly traded company whose primary objective is the acquisition of mortgage servicing rights and advances. In connection with the February 2012 HLSS initial public offering and subsequent thereto, HLSS acquired mortgage servicing related assets from Ocwen.  Our Chairman is also the Chairman of HLSS.  Under a support services agreement, we provide HLSS certain finance, human resources and legal support services.  For the nine months ended September 30, 2013 and 2012, we billed HLSS $0.5 million and $0.4 million, respectively ($0.2 million for the third quarter of 2013 and 2012).

These amounts are reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

Residential and AAMC

Altisource Residential Corporation (“Residential”) and Altisource Asset Management Corporation (“AAMC”) were established, capitalized and their equity was distributed to our shareholders on December 21, 2012 and are each separate publicly traded companies (the “Separation of the Residential Asset Businesses”).   Residential is focused on acquiring and managing single family rental properties by acquiring portfolios of sub-performing and non-performing residential mortgage loans throughout the United States.  AAMC is an asset management company providing portfolio management and corporate governance services to Residential. Our Chairman is also the Chairman of each of Residential and AAMC.

For purposes of governing certain ongoing relationships between Altisource, Residential and AAMC after the Separation of the Residential Asset Businesses, and to provide for an orderly transition, we entered into certain agreements with Residential and AAMC.  We have agreements to provide Residential with renovation management, lease management and property management services. In addition, we have agreements with Residential and AAMC to provide support services such as finance, human resources, legal support, facilities, technology, vendor management and risk management.  Further, we have separate agreements for certain services related to income tax matters, trademark licenses and technology products and services.  For the nine months ended September 30, 2013, we billed Residential $0.4 million, and we billed AAMC $0.9 million ($0.2 million for Residential and $0.7 million for AAMC for the third quarter of 2013 and no comparative amounts in 2012), under these agreements.

NOTE 3 — ACQUISITIONS

Homeward Fee-Based Businesses

On March 29, 2013, we acquired certain fee-based businesses associated with Ocwen’s acquisition of Homeward.  As part of the acquisition, Ocwen agreed not to develop similar fee-based businesses that would directly or indirectly compete with services provided by Altisource relative to the Homeward servicing portfolio.  Additionally, the terms of the Service Agreements were amended to extend the term from 2020 to 2025 (see Note 2).  We paid $75.8 million, after a working capital and net income adjustment of $11.1 million, for the Homeward fee-based businesses.  From the acquisition date through September 30, 2013, we recorded service revenue of $74.3 million and we estimate pre-tax income is $14.2 million related to these businesses.

Since the acquisition date, management adjusted the preliminary purchase price allocation and assigned associated asset lives based upon information that has become available. In addition to the working capital adjustment, we also reduced premises and equipment by $1.2 million based on a post-acquisition detailed analysis of software licenses received.  The purchase price allocation and assessment of asset lives will continue to be revised as additional information about the fair value of assets and liabilities becomes available. Such assessment must be completed within 12 months from the acquisition date.

The preliminary adjusted allocation of the purchase price is estimated as follows:

(in thousands)

Premises and equipment	$1,559
Customer relationship	75,609
77,168
Accounts payable and accrued expenses	(1,351)
Purchase price	$75,817

Estimated life (in years)

Premises and equipment	3 - 5
Customer relationship	7

ResCap Fee-Based Businesses

On April 12, 2013, we entered into an agreement with Ocwen to establish additional terms related to the existing servicing arrangements between Altisource and Ocwen in connection with certain mortgage servicing platform assets of ResCap (the “ResCap Business”).  The Service Agreements provide that (i) Altisource will be the exclusive provider, except as prohibited by applicable law, to Ocwen of certain services related to the ResCap Business, (ii) Ocwen will not establish similar fee-based businesses that would directly or indirectly compete with Altisource’s services as they relate to the ResCap Business and (iii) Ocwen will market and promote the utilization of Altisource’s services to their various third party relationships.  Additionally, the parties agreed to use commercially reasonable best efforts to ensure that the loans associated with the ResCap Business are boarded onto Altisource’s mortgage servicing platform.  We paid $128.8 million ($80.0 million on April 12, 2013 and $48.8 million on May 10, 2013) for the ResCap fee-based businesses. From the acquisition date through September 30, 2013, we recorded service revenue of $28.6 million and we estimate pre-tax income is $10.9 million related to these businesses.

We acquired no tangible assets and assumed no liabilities in connection with the acquisition.  However, certain employees as well as practices and processes developed to support the ResCap servicing portfolio were components of the transaction.  We accounted for this transaction as a business combination in accordance with ASC Topic 805, Business Combinations.

Management prepared a preliminary purchase price allocation and assigned associated asset lives based upon available information at the time of the agreement and through the date of filing.  This preliminary allocation and assessment of asset lives will be revised as additional information about the fair value of assets and liabilities becomes available. Such assessment must be completed within 12 months from the acquisition date. The agreement consideration of $128.8 million was fully allocated to the customer relationship intangible asset with an estimated average useful life of 7 years.

The following tables present the unaudited pro forma condensed consolidated results of operations as if the Homeward and ResCap Business transactions had occurred at the beginning of the earliest period presented.

	Nine months ended September 30, 2013
(in thousands, except per share amounts)	As reported	Pro forma
Revenue	$545,772	$579,263
Net income attributable to Altisource	94,457	101,413
Earnings per share — diluted	3.77	4.05

	Nine months ended September 30, 2012
(in thousands, except per share amounts)	As reported	Pro forma
Revenue	$427,259	$536,647
Net income attributable to Altisource	80,334	103,313
Earnings per share — diluted	3.23	4.15

	Three months ended September 30, 2012
(in thousands, except per share amounts)	As reported	Pro forma
Revenue	$143,988	$180,451
Net income attributable to Altisource	27,024	34,665
Earnings per share — diluted	1.08	1.39

The unaudited pro forma information presents the combined operating results of Altisource and the Homeward and ResCap Business transactions.  The Homeward and ResCap Business operating results were derived from their historical financial statements for the most comparable periods available.  The results prior to the acquisition dates have been adjusted to include the pro forma impact of the adjustment of amortization of the acquired intangible assets based on the preliminary purchase price allocations, the adjustment of interest expense reflecting the portion of our $200 million senior secured term loan, increased to $400 million on May 7, 2013, used in the Homeward and ResCap Business transactions and to reflect the impact of income taxes on the pro forma adjustments utilizing Altisource’s effective income tax rate in each period presented.

The unaudited pro forma results are presented for illustrative purposes only and do not reflect additional revenue opportunities, the realization of any potential cost savings and any related integration costs.  Certain revenue opportunities and cost savings may result from the transactions and the conversion to the Altisource model; however, there can be no assurance that these revenue opportunities and cost savings will be achieved.  These pro forma results do not purport to be indicative of the results that would have actually been obtained if the transactions occurred as of the beginning of each of the periods presented, nor is the pro forma data intended to be a projection of results that may be obtained in the future.

Equator Acquisition

On August 19, 2013, we entered into a Purchase and Sale Agreement (the “Purchase Agreement”) pursuant to which we agreed to purchase all of the outstanding limited liability company interests of Equator, LLC, a California limited-liability company (“Equator”).  The aggregate consideration payable under the Purchase Agreement is up to $150.0 million comprised of (i) $70.0 million in initial consideration and (ii) up to an additional $80.0 million in potential additional consideration, the payment of which is dependent upon the Equator business meeting targeted levels of profitability (as described in the Purchase Agreement) for three consecutive 12-month periods following closing.  Each 12-month period has targeted levels of profitability and potential additional consideration will be paid based on each 12-month period. We may, at our discretion, pay up to 20% of the initial consideration and up to 20% of each payment of any additional consideration in shares of our restricted stock, with the balance to be paid in cash.  The closing is subject to the satisfaction of customary closing terms and conditions, including, without limitation, clearance under the Hart-Scott-Rodino (“HSR”) Act. The purchase price is subject to certain adjustments based on targeted amounts of current assets and current liabilities of Equator at closing, to be settled within 90 days of the closing date.

We initially filed the HSR application with the Federal Trade Commission (the “FTC”) in the third quarter and initially expected to receive approval and close the acquisition in the third quarter of 2013.  With the recent disruption of the United States government and shutdown of nonessential services, approval from the FTC has been delayed. To ensure that the HSR waiting period did not expire during the United States government disruption, and following discussions with the staff of the FTC, we voluntarily withdrew our initial application and re-filed it early in the fourth quarter of 2013.  We believe, although there can be no assurance, the transaction will close in the fourth quarter of 2013.

NOTE 4 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	September 30,	December 31,
(in thousands)	2013	2012

Billed
Non-related parties	$27,392	$25,950
Ocwen	11,146	19,817
Correspondent One	—	27
HLSS	71	163
AAMC	595	14
Residential	71	—
Other receivables	234	353
	39,509	46,324
Unbilled
Non-related parties	40,010	39,496
Ocwen	8,940	6,377
Correspondent One	—	32
	88,459	92,229
Allowance for doubtful accounts	(4,608)	(3,274)

Total	$83,851	$88,955

Unbilled fees consist primarily of asset management and default management services for which we recognize revenues over the service delivery period but bill following completion of the service.

NOTE 5 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
(in thousands)	2013	2012

Maintenance agreements, current portion	$4,350	$3,636
Income taxes receivable	4,256	1,814
Prepaid expenses	4,646	1,640
Other current assets	508	528

Total	$13,760	$7,618

NOTE 6 — PREMISES AND EQUIPMENT, NET

Premises and equipment, net, which includes amounts recorded under capital leases, consists of the following:

	September 30,	December 31,
(in thousands)	2013	2012

Computer hardware and software	$81,897	$68,329
Office equipment and other	21,849	15,592
Furniture and fixtures	6,414	5,344
Leasehold improvements	14,863	12,982
	125,023	102,247
Less: Accumulated depreciation and amortization	(65,559)	(51,848)

Total	$59,464	$50,399

Depreciation and amortization expense, inclusive of capital leases, amounted to $13.8 million and $9.0 million for the nine months ended September 30, 2013 and 2012, respectively ($4.5 million and $3.8 million for the third quarter of 2013 and 2012, respectively), and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations.

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

There were no changes in goodwill during the nine months ended September 30, 2013. The following is a summary of goodwill by segment:

	Mortgage	Financial	Technology
(in thousands)	Services	Services	Services	Total

Balance, September 30, 2013 and December 31, 2012	$10,919	$2,378	$1,618	$14,915

Intangible Assets, Net

Intangible assets, net consist of the following:

	Weighted average estimated	Gross carrying amount		Accumulated amortization		Net book value
(dollars in thousands)	useful life (years)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012

Definite lived intangible assets
Trademarks	16	$10,614	$10,614	$(4,414)	$(4,060)	$6,200	$6,554
Customer-related intangible assets	9	242,725	38,366	(35,520)	(18,567)	207,205	19,799
Operating agreement	20	35,000	35,000	(6,417)	(5,104)	28,583	29,896
Non-compete agreement	4	1,300	1,300	(1,200)	(963)	100	337

Total		$289,639	$85,280	$(47,551)	$(28,694)	$242,088	$56,586

Amortization expense for definite lived intangible assets was $18.9 million and $3.8 million for the nine months ended September 30, 2013 and 2012, respectively ($8.6 million and $1.2 million for the third quarter of 2013 and 2012, respectively). Expected annual definite lived intangible asset amortization for 2013 through 2017 is $27.6 million, $46.9 million, $40.4 million, $32.5 million and $26.0 million, respectively, for assets recorded as of September 30, 2013, including preliminary amounts associated with the Homeward and ResCap fee-based business transactions (see Note 3).

NOTE 8 — INVESTMENT IN EQUITY AFFILIATES

Correspondent One purchased closed conforming and government guaranteed residential mortgages from approved mortgage bankers.  Prior to the sale of our interest in Correspondent One to Ocwen on March 31, 2013 (see Note 2), we had significant influence over the general operations of Correspondent One consistent with our 49% ownership level, and therefore, accounted for our investment under the equity method. On March 31, 2013, we sold our 49% interest in Correspondent One to Ocwen for $12.6 million.

Our net loss on this investment was $0.1 million and $0.9 million for the nine months ended September 30, 2013 and 2012, respectively (none for the third quarter of 2013 and $0.3 million net loss for the third quarter of 2012).

NOTE 9 — OTHER ASSETS

Other assets consist of the following:

	September 30,	December 31,
(in thousands)	2013	2012

Security deposits, net	$7,105	$5,019
Debt issuance costs, net	6,143	4,260
Maintenance agreements, non-current portion	1,743	1,614
Restricted cash	158	158
Other	94	623

Total	$15,243	$11,674

NOTE 10 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
(in thousands)	2013	2012

Accounts payable	$7,818	$5,079
Accrued expenses - general	16,903	16,528
Accrued salaries and benefits	23,222	19,613
Income taxes payable	14,774	8,750
Payable to Ocwen	4,131	8,865
Payable to AAMC	—	141

Total	$66,848	$58,976

Other current liabilities consist of the following:

	September 30,	December 31,
(in thousands)	2013	2012

Deferred revenue	$1,512	$2,482
Facility closure cost accrual, current portion	141	138
Book overdrafts	4,601	5,229
Other	3,117	2,574

Total	$9,371	$10,423

NOTE 11 — LONG-TERM DEBT

Long-term debt consists of the following:

	September 30,	December 31,
(in thousands)	2013	2012

Senior secured term loan	$397,497	$200,000
Less: Unamortized discount, net	(789)	(1,973)
Net long-term debt	396,708	198,027
Less: Current portion	(4,000)	(2,000)

Long-term debt, less current portion	$392,708	$196,027

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

The Initial Proceeds and the Incremental Term Loan must be repaid in equal consecutive quarterly principal installments of 0.25% of the initial principal amounts, with the balance due at maturity. The aggregate amount of each quarterly scheduled principal installment of the term loans is equal to approximately $1.0 million.  All amounts outstanding under the senior secured term loan agreement will become due on the earlier of (i) November 27, 2019, being the seventh anniversary of the closing date of the senior secured term loan agreement or (ii) the date on which the loans are declared to be due and owed by the administrative agent at the request (or with the consent) of the lenders upon the occurrence of any event of default under the senior secured term loan agreement.

The Incremental Term Loan was used to fund a portion of the Company’s previously announced transaction with Ocwen related to the ResCap servicing portfolio (see Note 3), with the remainder to be used for stock repurchases and for general corporate purposes, including potential acquisitions. Additionally, the Incremental Term Loan was used to pay certain fees, commissions and expenses in connection with the Incremental Term Loan.  The Company paid legal fees and other costs associated with the Incremental Term Loan of $2.4 million, which were recorded as debt issuance costs in other assets in the accompanying condensed consolidated balance sheets.

Additionally, the Incremental Term Loan modified the senior secured term loan agreement to, among other changes, provide for an additional $200 million incremental term loan facility accordion and increase the maximum amount of Restricted Payments (as defined in the senior secured term loan) that may be made by us, including increasing the amount of Company share repurchases permitted.

All of the term loans outstanding bear interest at rates based upon, at our option, the Adjusted Eurodollar Rate or the Base Rate (each as defined in the senior secured term loan agreement). Eurodollar Rate loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Adjusted Eurodollar Rate for the applicable interest period and (y) 1.25% plus (ii) a 4.50% margin. Base Rate loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Base Rate and (y) 2.25% plus (ii) a 3.50% margin. The interest rate at September 30, 2013 was 5.75%.

Payments under the senior secured term loan agreement are guaranteed by the Guarantors and are secured by a pledge of all equity interests of certain subsidiaries, as well as a lien on substantially all of the assets of Altisource Solutions S.à r.l., a wholly-owned subsidiary of Altisource, and the Guarantors, subject to certain exceptions.

At September 30, 2013, debt issuance costs were $6.1 million, net of $0.8 million of accumulated amortization.  At December 31, 2012, debt issuance costs were $4.3 million, net of $0.1 million of accumulated amortization. Debt issuance costs are included in other assets in the accompanying condensed consolidated balance sheets.

NOTE 12 — EQUITY AND SHARE-BASED COMPENSATION

Stock Repurchase Plan

In May 2012, our shareholders approved a stock repurchase program, which replaced the previous stock repurchase program. Under the program, we are authorized to purchase up to 3.5 million shares of our common stock in the open market in addition to amounts previously purchased under the prior program. From authorization of the previous program in May 2010 through September 30, 2013, we have purchased approximately 3.4 million shares of our common stock in the open market at an average price of $53.94 per share.  We purchased 0.8 million shares of common stock (at an average price of $103.45 per share) and 0.3 million shares of common stock (at an average price of $63.25 per share) during the nine months ended September 30, 2013 and 2012, respectively (0.3 million shares at an average price of $134.86 per share for the third quarter of 2013 and no comparative amounts in the third quarter of 2012). Approximately 2.7 million shares of common stock remain available for repurchase under the program.  Luxembourg law limits share repurchases to approximately the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings less shares repurchased.  As of September 30, 2013, approximately $38 million was available to repurchase our common stock under Luxembourg law.  Our $200 million senior secured term loan, increased to $400 million on May 7, 2013, also limits the amount we can spend on share repurchases in any year and may prevent repurchases in certain circumstances.  As of September 30, 2013, approximately $107 million was available to repurchase our common stock under our senior secured term loan.

Share-Based Compensation

We issue share-based awards in the form of stock options and certain other equity-based awards for certain employees and officers. We recorded share-based compensation expense of $2.1 million and $2.0 million for the nine months ended September 30, 2013 and 2012, respectively ($0.6 million and $1.1 million for the third quarter of 2013 and 2012, respectively). The amount for the nine months ended September 30, 2012 includes the reversal of $0.8 million of share-based compensation expense related to the departure of an executive officer in March 2012.

Outstanding share-based compensation currently consists primarily of stock option grants that are a combination of service-based and market-based options.

Service-based Options.  These options are granted at fair value on the date of grant. The options generally vest over four years with equal annual cliff-vesting and expire on the earlier of 10 years after the date of grant or following termination of service. A total of 0.8 million service-based awards were outstanding at September 30, 2013.

Market-based Options.  These option grants have two components each of which vest only upon the achievement of certain criteria. The first component, which we refer to internally as “ordinary performance” grants, consists of two-thirds of the market-based grant and begins to vest if the stock price is at least double the exercise price, as long as the stock price realizes a compounded annual gain of at least 20% over the exercise price. The remaining third of the market-based options, which we refer to internally as “extraordinary performance” grants, begins to vest if the stock price is at least triple the exercise price, as long as the stock price realizes a compounded annual gain of at least 25% over the exercise price. The vesting schedule for all market-based awards is 25% upon achievement of the criteria and the remaining 75% in three equal annual installments. A total of 1.9 million market-based awards were outstanding at September 30, 2013.

The Company granted less than 0.1 million stock options (at a weighted average exercise price of $104.84 per share) and 0.3 million stock options (at a weighted average exercise price of $69.48 per share) during the nine months ended September 30, 2013 and 2012, respectively.

The fair value of the service-based options was determined using the Black-Scholes option pricing model, and a lattice (binomial) model was used to determine the fair value of the market-based options, using the following assumptions as of the grant date:

	Nine months ended September 30, 2013		Nine months ended September 30, 2012
	Black-Scholes	Binomial	Black-Scholes	Binomial

Risk-free interest rate	1.02% — 1.81%	0.01% — 2.71%	0.87% — 1.17%	0.08% — 2.04%

Expected stock price volatility	36.35% — 36.76%	36.40% — 36.80%	34.22% — 34.65%	34.20% — 34.60%
Expected dividend yield	—	—	—	—

Expected option life (in years)	6.25	—	6.25	—
Contractual life (in years)	—	14	—	14

Fair value	$31.33 — $49.14	$16.12 — $41.72	$19.25 — $29.80	$9.98 — $22.76

The following table summarizes the weighted average fair value of stock options granted, the total intrinsic value of stock options exercised and the fair value of options vested:

	Nine months ended September 30,
(in thousands, except per share amounts)	2013	2012

Weighted average fair value at grant date per share	$32.59	$20.77
Intrinsic value of options exercised	24,587	11,535
Fair value of options vested	1,867	1,491

Share-based compensation expense is recorded net of estimated forfeiture rates ranging from 1% to 10%.

As of September 30, 2013, estimated unrecognized compensation costs related to share-based payments amounted to $3.0 million, which we expect to recognize over a weighted average remaining requisite service period of approximately 2.9 years.

The following table summarizes the activity related to our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2012	3,058,309	$17.69	6.1	$211,072
Granted	75,000	104.84
Exercised	(279,531)	17.12
Forfeited	(117,248)	59.49
Outstanding at September 30, 2013	2,736,530	18.34	5.4	332,955

Exercisable at September 30, 2013	2,216,347	11.99	4.9	283,735

NOTE 13 — COST OF REVENUE

Cost of revenue principally includes payroll and employee benefits associated with personnel employed in customer service and operations roles, fees paid to external providers related to the provision of services, reimbursable expenses, technology and telecommunications expenses as well as depreciation and amortization of operating assets. The components of cost of revenue were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012

Compensation and benefits	$39,600	$28,840	$108,923	$84,314
Outside fees and services	56,611	31,084	137,851	91,494
Reimbursable expenses	29,496	24,326	73,061	77,846
Technology and telecommunications	5,459	6,900	18,010	17,890
Depreciation and amortization	3,095	3,137	10,350	7,241

Total	$134,261	$94,287	$348,195	$278,785

NOTE 14 — SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include payroll for personnel employed in executive, finance, legal, human resources, vendor management, risk and operational effectiveness roles.  This category also includes occupancy costs, professional fees and depreciation and amortization on non-operating assets.  The components of selling, general and administrative expenses were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012

Compensation and benefits	$6,802	$5,212	$18,868	$15,995
Professional services	2,168	2,089	5,184	5,550
Occupancy related costs	7,438	6,641	21,971	19,308
Amortization of intangible assets	8,620	1,201	18,857	3,833
Depreciation and amortization	1,390	701	3,441	1,797
Other	5,101	2,608	11,706	8,002

Total	$31,519	$18,452	$80,027	$54,485

NOTE 15 — OTHER INCOME (EXPENSE), NET

Other income (expense), net consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012

Loss in equity affiliates	$(54)	$(293)	$(176)	$(872)
Interest income	14	49	881	75
Other, net	(213)	(13)	(176)	(103)

Total	$(253)	$(257)	$529	$(900)

Loss in equity affiliates primarily represents our proportional share of the losses in Correspondent One (see Note 8), net of the gain on sale of Correspondent One (see Note 2).

NOTE 16 — EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities using the treasury stock method.

Basic and diluted EPS are calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2013	2012	2013	2012

Net income attributable to Altisource	$36,008	$27,024	$94,457	$80,334

Weighted average common shares outstanding, basic	23,025	23,338	23,185	23,347
Dilutive effect of stock options	2,308	1,678	1,885	1,548

Weighted average common shares outstanding, diluted	25,333	25,016	25,070	24,895

Earnings per share
Basic	$1.56	$1.16	$4.07	$3.44
Diluted	$1.42	$1.08	$3.77	$3.23

For the nine months ended September 30, 2013 and 2012, less than 0.1 million options (less than 0.1 million for the third quarter of 2013 and 2012), that were anti-dilutive have been excluded from the computation of diluted EPS. These options were anti-dilutive because their exercise price was greater than the average market price of our common stock.  Also excluded from the computation of diluted EPS for the nine months ended September 30, 2013 and 2012 are 0.1 million and 0.3 million options, respectively (0.1 million and 0.2 million options for the third quarter of 2013 and 2012, respectively), granted for shares that are issuable upon the achievement of certain market and performance criteria related to our common stock price and an annualized rate of return to investors that have not been met.

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

Escrow Balances

We hold customers’ assets in escrow at various financial institutions pending completion of certain real estate activities. These amounts are held in escrow for limited periods of time, generally consisting of a few days and are not included in the condensed consolidated balance sheets. Amounts held in escrow were $56.8 million and $47.2 million as of September 30, 2013 and December 31, 2012, respectively.

NOTE 18 — SEGMENT REPORTING

Our business segments are based upon our organizational structure, which focuses primarily on the services offered, and are consistent with the internal reporting used by our Chief Executive Officer to evaluate operating performance and to assess the allocation of our resources.

We classify our businesses into three reportable segments. The Mortgage Services segment provides services that span the mortgage and real estate lifecycle and are typically outsourced by loan servicers, loan originators and investors in single family homes. The Financial Services segment provides collection and customer relationship management services primarily to debt originators and servicers (e.g., credit card, auto lending, retail credit and mortgage) and the utility and insurance industries. The Technology Services segment principally consists of our REALSuite software applications as well as our information technology infrastructure services. The REALSuite platform provides a fully integrated set of software applications and technologies that manage the end-to-end lifecycle for residential and commercial mortgage loan servicing including the automated management and payment of a distributed network of vendors. In addition, our Corporate Items and Eliminations segment includes eliminations of transactions between the reporting segments, interest expense and costs related to corporate support functions including executive, finance, legal, human resources, vendor management, risk and operational effectiveness.

Financial information for our segments is as follows:

	Three months ended September 30, 2013
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$164,661	$27,267	$25,175	$(6,268)	$210,835
Cost of revenue	106,412	14,998	18,569	(5,718)	134,261
Gross profit	58,249	12,269	6,606	(550)	76,574
Selling, general and administrative expenses	14,224	4,616	2,621	10,058	31,519
Income from operations	44,025	7,653	3,985	(10,608)	45,055
Other income (expense), net	(41)	—	—	(6,400)	(6,441)
Income before income taxes and non-controlling interests	$43,984	$7,653	$3,985	$(17,008)	$38,614

	Three months ended September 30, 2012
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$115,882	$15,394	$19,076	$(6,364)	$143,988
Cost of revenue	72,774	11,784	15,418	(5,689)	94,287
Gross profit	43,108	3,610	3,658	(675)	49,701
Selling, general and administrative expenses	6,155	3,116	1,851	7,330	18,452
Income from operations	36,953	494	1,807	(8,005)	31,249
Other income (expense), net	(290)	(6)	(5)	34	(267)
Income before income taxes and non-controlling interests	$36,663	$488	$1,802	$(7,971)	$30,982

	Nine months ended September 30, 2013
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$426,319	$66,675	$70,189	$(17,411)	$545,772
Cost of revenue	267,859	40,831	55,088	(15,583)	348,195
Gross profit	158,460	25,844	15,101	(1,828)	197,577
Selling, general and administrative expenses	32,272	11,000	7,514	29,241	80,027
Income from operations	126,188	14,844	7,587	(31,069)	117,550
Other income (expense), net	(153)	(8)	3	(13,615)	(13,773)
Income before income taxes and non-controlling interests	$126,035	$14,836	$7,590	$(44,684)	$103,777

	Nine months ended September 30, 2012
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$341,446	$49,649	$53,984	$(17,820)	$427,259
Cost of revenue	218,969	35,780	40,098	(16,062)	278,785
Gross profit	122,477	13,869	13,886	(1,758)	148,474
Selling, general and administrative expenses	17,458	10,550	5,519	20,958	54,485
Income from operations	105,019	3,319	8,367	(22,716)	93,989
Other income (expense), net	(857)	(22)	(22)	(38)	(939)
Income before income taxes and non-controlling interests	$104,162	$3,297	$8,345	$(22,754)	$93,050

				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Total assets:
September 30, 2013	$313,441	$52,578	$120,059	$161,676	$647,754
December 31, 2012	132,924	37,782	64,570	193,950	429,226

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q regarding anticipated financial outcomes, business and market conditions, outlook and other similar statements related to Altisource’s future financial and operational performance are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by the use of terminology such as “anticipate,” “intend,” “expect,” “may,” “could,” “should,” “would,” “plan,” “estimate,” “believe,” “predict,” “potential” or “continue” or the negative of these terms and other comparable terminology.  Forward-looking statements are not guarantees of future performance and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially. The following are examples of such items and are not intended to be all inclusive:

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

•                  the level of loan delinquencies and charge-offs;

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

We, through our subsidiaries, are a premier marketplace and transaction solutions provider for the real estate, mortgage and consumer debt industries offering both distribution and content.  We leverage proprietary business process, vendor and electronic payment management software and behavioral science based analytics to improve outcomes for marketplace participants.

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

Customer relationship management — Customer relationship management principally includes customer care and early stage collection services as well as insurance and claims processing, call center services and analytical support.

Technology Services: Comprises our REALSuite of software applications as well as our information technology (“IT”) infrastructure services.  We currently provide our IT infrastructure services to Ocwen, Home Loan Servicing Solutions (“HLSS”), Correspondent One S.A. (“Correspondent One”), Altisource Residential Corporation (“Residential”), Altisource Asset Management Corporation (“AAMC”) and our other segments.  The REALSuite platform provides a fully integrated set of software applications and technologies that manage the end-to-end lifecycle for residential and commercial mortgage loan servicing including the automated management and payment of a distributed network of vendors.  A brief description of the key REALSuite software products is below:

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

REALDoc® — A correspondence management platform that extracts, stores and generates correspondence. It is capable of integrating with all commercially available servicing, origination and process management applications.

Corporate Items and Eliminations: Includes costs related to corporate support functions including executive, finance, legal, human resources, vendor management, risk and operational effectiveness and also includes eliminations of transactions between the reporting segments.  Corporate items and eliminations also include the cost of facilities until approximately 40% of the facilities are occupied by the business units, at which time costs would be allocated to the business units.

We classify revenue in three categories:  (i) service revenue, (ii) revenue from reimbursable expenses and (iii) non-controlling interests.  In evaluating our performance, we focus on service revenue. Service revenue consists of amounts attributable to our fee-based services. Reimbursable expenses and non-controlling interests are pass-through items for which we earn no margin.  Reimbursable expenses consist of amounts we incur on behalf of our customers in performing our fee-based services, but we pass such costs directly on to our customers without any additional markup.  Non-controlling interests represent the earnings of Lenders One, a consolidated entity not owned by Altisource, and are included in revenue and reduced from net income to arrive at net income attributable to Altisource.

Stock repurchase plan

In May 2012, our shareholders approved a stock repurchase program, which replaced the previous stock repurchase program. Under the program, we are authorized to purchase up to 3.5 million shares of our common stock in the open market in addition to amounts previously purchased under the prior program. From authorization of the previous program in May 2010 through September 30, 2013, we have purchased approximately 3.4 million shares of our common stock in the open market at an average price of $53.94 per share.  We purchased 0.8 million shares of common stock (at an average price of $103.45 per share) and 0.3 million shares of common stock (at an average price of $63.25 per share) during the nine months ended September 30, 2013 and 2012, respectively (0.3 million shares at an average price of $134.86 per share for the third quarter of 2013 and no comparative amounts in the third quarter of 2012). Approximately 2.7 million shares of common stock remain available for repurchase under the program.  Luxembourg law limits share repurchases to approximately the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings less shares repurchased.  As of September 30, 2013, approximately $38 million was available to repurchase our common stock under Luxembourg law.  Our $200 million senior secured term loan, increased to $400 million on May 7, 2013, also limits the amount we can spend on share repurchases in any year and may prevent repurchases in certain circumstances.  As of September 30, 2013, approximately $107 million was available to repurchase our common stock under our senior secured term loan.

Equator acquisition

On August 19, 2013, we entered into a Purchase and Sale Agreement (the “Purchase Agreement”) pursuant to which we agreed to purchase all of the outstanding limited liability company interests of Equator, LLC, a California limited-liability company (“Equator”).  The aggregate consideration payable under the Purchase Agreement is up to $150.0 million comprised of (i) $70.0 million in initial consideration and (ii) up to an additional $80.0 million in potential additional consideration, the payment of which is dependent upon the Equator business meeting targeted levels of profitability (as described in the Purchase Agreement) for three consecutive 12-month periods following closing.  Each 12-month period has targeted levels of profitability and potential additional consideration will be paid based on each 12-month period. We may, at our discretion, pay up to 20% of the initial consideration and up to 20% of each payment of any additional consideration in shares of our restricted stock, with the balance to be paid in cash.  The closing is subject to the satisfaction of customary closing terms and conditions, including, without limitation, clearance under the Hart-Scott-Rodino (“HSR”) Act. The purchase price is subject to certain adjustments based on targeted amounts of current assets and current liabilities of Equator at closing, to be settled within 90 days of the closing date.

We initially filed the HSR application with the Federal Trade Commission (the “FTC”) in the third quarter and initially expected to receive approval and close the acquisition in the third quarter of 2013.  With the recent disruption of the United States government and shutdown of nonessential services, approval from the FTC has been delayed. To ensure that the HSR waiting period did not expire during the United States government disruption, and following discussions with the staff of the FTC, we voluntarily withdrew our initial application and re-filed it early in the fourth quarter of 2013.  We believe, although there can be no assurance, the transaction will close in the fourth quarter of 2013.

Altisource’s Vision and Growth Initiatives

Since our separation from Ocwen, Altisource has evolved from a company providing a few services to a company providing a full suite of mortgage, real estate and consumer debt services.  Our relationship with Ocwen provided a foundation on which we built our business and remains an important priority for us.  Altisource’s vision, however, has evolved to become the premier provider of real estate and mortgage marketplaces offering both distribution and content.  Within these industries, we are facilitating transactions related to home sales, home rentals, home maintenance, mortgage origination and mortgage servicing.  The Equator acquisition, with its marketplace, and real estate and servicing transaction solutions, is in line with this vision and accelerates our evolution and growth.

We like these markets because they are all large.  During the twelve months ended July 31, 2013, the National Association of Realtors reported that 5.4 million homes were sold in the United States.  Additionally, according to the U.S. Census Bureau, there are 21.3 million one to four family rental homes and 76.1 million owner-occupied homes in the United States.  In the mortgage market, based on information from the Mortgage Bankers Association, we estimate 7 million loans will be originated in 2013, and there are 48.6 million loans outstanding according to Moody’s CreditForecast.com.

We believe there are significant growth opportunities for Altisource in the real estate and mortgage markets, leveraging our distribution and transaction solutions.  Our strategic growth initiatives are:

Real estate market:

•                  deploying Hubzu® to other institutions and the non-distressed home sales market

•                  providing property management, lease management and renovation management services to the single family rental market

•                  supporting Ocwen’s growth

Mortgage market:

•                  growing our origination related services by providing services to the members of Lenders One and Ocwen’s origination platform

•                  maintaining and growing our services provided to Ocwen as it continues to grow its residential loan servicing portfolio

Distribution and transaction solutions:

•                  developing our next generation technologies

•                  growing our customer relationship management business

•                  expanding our mortgage charge-off collections practice

Hubzu — With over 23 thousand homes sold in the last twelve months and over $60 million of service revenue generated from these sales, Hubzu has established a solid footing as an on-line marketplace to sell real estate.  However, with over 5 million homes sold in the U.S. during the same time period, there is significant room for growth.  We have two primary areas of focus: (1) generate more revenue per home sale transaction on Hubzu and (2) drive more real estate listings to Hubzu.

To generate greater average revenue per home sale transaction, we are focused on selling more homes through auction.  We earn more revenue on homes sold through auction compared to our traditional on-line sales process.  During the quarter, we made several key enhancements to our auction format and design.  As a result, we expect the percentage of properties going under contract through auction to increase.

To drive more listings to Hubzu, we are developing and growing relationships with servicers, asset managers and real estate agents.  With respect to servicers and asset managers, we are focused on selling their REO and short sales on Hubzu.  In addition to Ocwen, we signed agreements with two companies and are in contract negotiations or advanced sales stages with five others.  We also launched the direct-to-broker program in July to allow agents to sell their listings on Hubzu.  We are receiving very good feedback and are actively working to make the agent and homebuyer experience better.  As of the end of the quarter, over 15% of homes for sale on Hubzu are non-distressed.

Property management, lease management and renovation management services — We have a 15-year agreement through 2027 to act as the exclusive provider of property management, lease management and renovation management services to Residential.  As Residential grows through the acquisition of non-performing loans and as rental rates increase, Altisource’s revenue and earnings grow.

Residential is focused on acquiring and managing single family rental properties by acquiring portfolios of sub-performing and non-performing residential mortgage loans throughout the Unites States.  Residential anticipates that there are three outcomes for the pools of loans it purchases:  (1) approximately 15% of the loans will be refinanced through Ocwen’s origination arm, (2) approximately 35% of the loans will be resolved and the underlying real estate assets sold and (3) approximately half of the loans will be resolved and the underlying real estate assets will be converted to rentals.  Altisource earns revenue in all three scenarios.  We anticipate that we will provide origination related services, such as title and escrow, to Ocwen.  Second, for real estate assets that are sold, these homes will be sold on Hubzu.  Finally, for real estate assets that are converted to rentals, we earn fees for providing the renovation management, leasing management and property management services.  Prior to loan resolution, the loans are serviced by Ocwen on REALServicing, providing Altisource default related revenue and REALServicing fees.  Given Residential’s recent $350 million secondary offering and its acquisition pipeline of non-performing loans, we believe Residential and our growth prospects are very good.

Services provided to Ocwen — We believe Ocwen’s servicing portfolio growth will continue to provide a meaningful contribution to our revenue.

With respect to Ocwen’s servicing portfolio growth, the Mortgage Services segment is fully staffed to support the anticipated increase in the number of loans on REALServicing through 2014.  The growth is expected based on Ocwen’s acquisitions of the Homeward Residential, Inc. (“Homeward”), Residential Capital, LLC (“ResCap”), Ally Financial Inc. (“Ally”) and OneWest Bank FSB (“OneWest”) servicing rights and the loans in these portfolios that have not yet boarded to REALServicing.

Mortgage origination related services - We have begun to provide services to Ocwen’s origination platform and continue to be focused on expanding origination related services to the Lenders One members and their over 12% share of the year-to-date 2013 residential loan origination market.  During the third quarter of 2013, our origination related service revenue decreased 14% compared to the second quarter of 2013, but fared better than the estimated overall origination market decline of 25% during this same period.  Even though our decline was approximately 45% less than the market, we can do better.

There have been two impediments to our origination related growth.  First, during the strong refinance market experienced over the past few years, lenders have been more focused on originating loans than on reducing their costs.  With increasing interest rates and refinance volumes declining, we believe lenders will become more focused on costs.  Second, lenders want technology that makes it easy to order, receive and pay for services through their loan origination platforms.  While we have the framework of the next generation vendor and payment management technology to do this, we have first deployed our technology resources on the development of our next generation REALFoundation and REALServicing technologies.  Once these technologies are appropriately staffed and the development cadence is in place, we expect to deploy a team to complete the development and implementation of the origination related technology for the Lenders One members.  We believe the shifting market conditions and the completion of our technology will support the growth of our originations related revenue.

Distribution and transaction solutions - During the third quarter, we continued to work on the development of our next generation technologies and hired information technology professionals to support these development efforts.  We also expanded both the mortgage charge-off collections practice and the customer relationship management business contributing to the 18% increase in Financial Services’ revenue in the third quarter compared to the second quarter of 2013 and the 34% increase in Financial Services’ pre-tax income for the same period.   We believe that we have turned the corner in the Financial Services business and remain optimistic about its growth prospects.

Factors affecting comparability

The following additional items may impact the comparability of our results:

•                  The average number of loans serviced by Ocwen on REALServicing totaled 1.0 million for the nine months ended September 30, 2013 compared to 0.7 million for the nine months ended September 30, 2012 (1.2 million for the third quarter of 2013 and 0.8 million for the third quarter of 2012).  The average number of delinquent non-Government-Sponsored Enterprise (“non-GSE”) loans serviced by Ocwen on REALServicing totaled 276 thousand for the nine months ended September 30, 2013 compared to 207 thousand for the nine months ended September 30, 2012 (303 thousand for the third quarter of 2013 and 215 thousand for the third quarter of 2012);

•                  In November 2012, we borrowed $200 million under a senior secured term loan agreement and increased it to $400 million on May 7, 2013.  Interest expense, including amortization of debt issuance costs and debt discount, totaled $14.3 million for the nine months ended September 30, 2013 and $6.2 million in the third quarter of 2013 (no comparative amounts in 2012);

•                  We repurchased 0.8 million shares of our common stock under our stock repurchase program during the nine months ended September 30, 2013 compared to 0.3 million shares during the nine months ended September 30, 2012 (0.3 million shares during the third quarter of 2013 and none during the third quarter of 2012); and

•                  In connection with our 2013 fee-based business transactions with Ocwen related to Homeward and ResCap, we recorded customer relationship intangible assets of $204.4 million. Intangible asset amortization expense relating to these transactions totaled $15.3 million for the nine months ended September 30, 2013 ($7.4 million for the third quarter of 2013; there were no comparative amounts in 2012).

CONSOLIDATED RESULTS OF OPERATIONS

Summary Consolidated Results

The following is a discussion of our consolidated results of operations for the periods indicated.

The following table sets forth information regarding our results of operations:

	Three months ended September 30,			Nine months ended September 30,
			% Increase			% Increase
(dollars in thousands, except per share data)	2013	2012	(decrease)	2013	2012	(decrease)

Service revenue
Mortgage Services	$134,317	$90,607	48	$350,581	$259,926	35
Financial Services	27,168	15,283	78	66,259	49,100	35
Technology Services	25,175	19,076	32	70,189	53,984	30
Eliminations	(6,268)	(6,364)	2	(17,411)	(17,820)	2
	180,392	118,602	52	469,618	345,190	36
Reimbursable expenses	29,496	24,326	21	73,061	77,846	(6)
Non-controlling interests	947	1,060	(11)	3,093	4,223	(27)
Total revenue	210,835	143,988	46	545,772	427,259	28
Cost of revenue	134,261	94,287	42	348,195	278,785	25
Gross profit	76,574	49,701	54	197,577	148,474	33
Selling, general and administrative expenses	31,519	18,452	71	80,027	54,485	47
Income from operations	45,055	31,249	44	117,550	93,989	25
Other income (expense), net:
Interest expense	(6,188)	(10)	N/M	(14,302)	(39)	N/M
Other income (expense), net	(253)	(257)	2	529	(900)	159
Total other income (expense), net	(6,441)	(267)	N/M	(13,773)	(939)	N/M
Income before income taxes and non-controlling interests	38,614	30,982	25	103,777	93,050	12
Income tax provision	(1,659)	(2,898)	43	(6,227)	(8,493)	27
Net income	36,955	28,084	32	97,550	84,557	15
Net income attributable to non-controlling interests	(947)	(1,060)	11	(3,093)	(4,223)	27
Net income attributable to Altisource	$36,008	$27,024	33	$94,457	$80,334	18

Margins:
Gross profit/service revenue	42%	42%		42%	43%
Income from operations/service revenue	25%	26%		25%	27%

Earnings per share:
Basic	$1.56	$1.16	34	$4.07	$3.44	18
Diluted	$1.42	$1.08	31	$3.77	$3.23	17

N/M — not meaningful.

Revenue

We recognized service revenue of $469.6 million for the nine months ended September 30, 2013, a 36% increase when compared to the nine months ended September 30, 2012 ($180.4 million for the third quarter of 2013, a 52% increase over the third quarter of 2012).  The continued growth in service revenue was driven by Ocwen’s Homeward and ResCap acquisitions along with expansion of the Financial Services segment. The Homeward non-GSE portfolio was boarded on REALServicing from January 1, 2013 through April 1, 2013, and more than one-half of the ResCap non-GSE loans were boarded on REALServicing during the third quarter of 2013. Financial Services’ growth was primarily from the mortgage collection services on the ResCap and Ocwen portfolios and the growth of the customer relationship management business as a result of retaining our existing customers, expanding relationships and attracting new customers.  Service revenue growth was also driven by increases in Technology Services’ licensing revenue.

Our revenues are impacted by seasonality.  More specifically, the Financial Services segment’s asset recovery revenue tends to be higher in the first quarter and generally declines throughout the year.  Mortgage Services revenue is impacted by REO sales, which tend to be at their lowest level during the fall and winter months and highest during the spring and summer months.  We believe that customer growth is likely to offset the typical impacts of seasonality.

Cost of Revenue and Gross Profit

Cost of revenue principally includes payroll and employee benefits associated with personnel employed in customer service and operations roles, fees paid to external providers related to the provision of services, reimbursable expenses, technology and telecommunications expenses and depreciation and amortization of operating assets.

We recognized cost of revenue of $348.2 million for the nine months ended September 30, 2013, a 25% increase when compared to the nine months ended September 30, 2012 ($134.3 million for the third quarter of 2013, a 42% increase over the third quarter of 2012).  The increase in cost of revenue is directly attributable to compensation, technology and vendor costs associated with the growth in Ocwen’s servicing portfolio, including its acquisition of the Homeward and ResCap portfolios, and higher costs in our Technology Services segment as we continue to invest in the development of our next generation technology and technology infrastructure to support our growth.  Additionally, we are fully staffed to support the increase in the number of loans on REALServicing through the first half of 2014.

Gross profit increased to $197.6 million, representing 42% of service revenue, for the nine months ended September 30, 2013 from $148.5 million, representing 43% of service revenue, for the nine months ended September 30, 2012 ($76.6 million, representing 42% of service revenue, for the third quarter of 2013 from $49.7 million, representing 42% of service revenue for the third quarter of 2012).  The decrease in gross profit margin for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was driven by revenue mix. We experienced higher growth in the lower margin property inspection and preservation services from the early referrals from the Homeward and ResCap portfolios, partially offset by improved performance in our Financial Services segment from the mortgage charge-off business and the customer relationship management growth. Gross profit margins were also impacted by the carrying costs to support Mortgage Services’ anticipated growth and higher costs in our Technology Services segment as we continue to invest in the development of our next generation technology to support our growth initiatives.  Our gross profit margins can vary significantly from period to period.  The most significant factors that contribute to margin variability include the mix of services delivered, timing of investments in new services, hiring of staff in advance of new business and the timing of loan boardings by our customers.

Selling, General and Administrative Expenses and Income from Operations

Selling, general and administrative expenses (“SG&A”) include payroll for personnel employed in executive, finance, legal, human resources, vendor management, risk and operational effectiveness roles.  This category also includes occupancy costs, professional fees, depreciation and amortization on non-operating assets.

We recognized SG&A of $80.0 million for the nine months ended September 30, 2013, a 47% increase compared to the nine months ended September 30, 2012 ($31.5 million for the third quarter of 2013, a 71% increase over the third quarter of 2012). This increase is primarily driven by higher amortization of intangible assets recorded in connection with the Homeward and ResCap transactions totaling $15.3 million for the nine months ended September 30, 2013 ($7.4 million for the third quarter of 2013; there were no comparative amounts in 2012). In addition, we are expanding some of our corporate functions to support Altisource’s growth.  On a consolidated basis, income from operations as a percentage of service revenue declined to 25% for the nine months ended September 30, 2013 from 27% for the nine months ended September 30, 2012 (25% for the third quarter of 2013 and 26% for the third quarter of 2012) as a result of lower gross margins and the increase of SG&A as a percentage of service revenue.

Other Income (Expense), net

Other income (expense), net principally includes interest expense, interest income and equity loss in affiliates.  Interest expense for the nine months ended September 30, 2013 increased by $14.3 million (increased by $6.2 million for the third quarter of 2013) from the $200 million senior secured term loan borrowed in the fourth quarter of 2012 and increased to $400 million on May 7, 2013 (no comparative amounts in 2012).  The higher interest expense was partially offset by $0.8 million of interest income recognized for the nine months ended September 30, 2013 (no comparative amounts in 2012) from a $75.0 million loan to Ocwen. Ocwen repaid the loan in February 2013.

Income Tax Provision

We recognized an income tax provision of $6.2 million for the nine months ended September 30, 2013 and $1.7 million for the third quarter of 2013.  Altisource’s effective tax rate differs from the Luxembourg statutory tax rate of 29.2% primarily because of the effect of a favorable tax ruling in Luxembourg and the mix of income and losses in multiple tax jurisdictions.  Our effective tax rate for the nine months ended September 30, 2013 was 6.0% compared to 9.1% for the nine months ended September 30, 2012 (4.3% and 9.4% for the third quarter of 2013 and 2012, respectively). The lower effective tax rates in 2013 are due to higher relative taxable income in the current year in tax jurisdictions with a lower tax rate.  Our consolidated effective income tax rate for financial reporting purposes may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our domestic and international operations, which may be subject to differing tax rates, and our ability to utilize net operating loss and tax credit carryforwards.

SEGMENT RESULTS OF OPERATIONS

The following section provides a discussion of pre-tax results of operations of our business segments for the three and nine months ended September 30, 2013 and 2012.  Transactions between segments are accounted for as third party arrangements for purposes of presenting segment results of operations.  Intercompany transactions primarily consist of IT infrastructure services and charges for the use of certain REALSuite applications from our Technology Services segment to our other two segments.  Generally, we reflect these charges within technology and telecommunications in the segment receiving the services, except for consulting services, which we reflect in outside fees and services.  Certain prior year amounts have been reclassified to conform to the current period presentation.

Financial information for our segments is as follows:

	Three months ended September 30, 2013
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(dollars in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue
Service revenue	$134,317	$27,168	$25,175	$(6,268)	$180,392
Reimbursable expenses	29,397	99	—	—	29,496
Non-controlling interests	947	—	—	—	947
	164,661	27,267	25,175	(6,268)	210,835
Cost of revenue	106,412	14,998	18,569	(5,718)	134,261
Gross profit	58,249	12,269	6,606	(550)	76,574
Selling, general and administrative expenses	14,224	4,616	2,621	10,058	31,519
Income from operations	44,025	7,653	3,985	(10,608)	45,055
Other income (expense), net	(41)	—	—	(6,400)	(6,441)
Income before income taxes and non-controlling interests	$43,984	$7,653	$3,985	$(17,008)	$38,614

Margins:
Gross profit/service revenue	43%	45%	26%	N/M	42%
Income from operations/service revenue	33%	28%	16%	N/M	25%

Transactions with related parties:
Revenue	$120,067	$10,057	$13,433	$—	$143,557
Selling, general and administrative expenses	28	—	—	692	720

N/M — not meaningful.

	Three months ended September 30, 2012
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(dollars in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue
Service revenue	$90,607	$15,283	$19,076	$(6,364)	$118,602
Reimbursable expenses	24,215	111	—	—	24,326
Non-controlling interests	1,060	—	—	—	1,060
	115,882	15,394	19,076	(6,364)	143,988
Cost of revenue	72,774	11,784	15,418	(5,689)	94,287
Gross profit	43,108	3,610	3,658	(675)	49,701
Selling, general and administrative expenses	6,155	3,116	1,851	7,330	18,452
Income from operations	36,953	494	1,807	(8,005)	31,249
Other income (expense), net	(290)	(6)	(5)	34	(267)
Income before income taxes and non-controlling interests	$36,663	$488	$1,802	$(7,971)	$30,982

Margins:
Gross profit/service revenue	48%	24%	19%	N/M	42%
Income from operations/service revenue	41%	3%	9%	N/M	26%

Transactions with related parties:
Revenue	$78,970	$56	$7,532	$—	$86,558
Selling, general and administrative expenses	—	—	—	621	621

N/M — not meaningful.

	Nine months ended September 30, 2013
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(dollars in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue
Service revenue	$350,581	$66,259	$70,189	$(17,411)	$469,618
Reimbursable expenses	72,645	416	—	—	73,061
Non-controlling interests	3,093	—	—	—	3,093
	426,319	66,675	70,189	(17,411)	545,772
Cost of revenue	267,859	40,831	55,088	(15,583)	348,195
Gross profit	158,460	25,844	15,101	(1,828)	197,577
Selling, general and administrative expenses	32,272	11,000	7,514	29,241	80,027
Income from operations	126,188	14,844	7,587	(31,069)	117,550
Other income (expense), net	(153)	(8)	3	(13,615)	(13,773)
Income before income taxes and non-controlling interests	$126,035	$14,836	$7,590	$(44,684)	$103,777

Margins:
Gross profit/service revenue	45%	39%	22%	N/M	42%
Income from operations/service revenue	36%	22%	11%	N/M	25%

Transactions with related parties:
Revenue	$301,194	$16,779	$36,916	$—	$354,889
Selling, general and administrative expenses	86	—	—	2,047	2,133
Interest income	—	—	—	773	773

N/M — not meaningful.

	Nine months ended September 30, 2012
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(dollars in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue
Service revenue	$259,926	$49,100	$53,984	$(17,820)	$345,190
Reimbursable expenses	77,297	549	—	—	77,846
Non-controlling interests	4,223	—	—	—	4,223
	341,446	49,649	53,984	(17,820)	427,259
Cost of revenue	218,969	35,780	40,098	(16,062)	278,785
Gross profit	122,477	13,869	13,886	(1,758)	148,474
Selling, general and administrative expenses	17,458	10,550	5,519	20,958	54,485
Income from operations	105,019	3,319	8,367	(22,716)	93,989
Other income (expense), net	(857)	(22)	(22)	(38)	(939)
Income before income taxes and non-controlling interests	$104,162	$3,297	$8,345	$(22,754)	$93,050

Margins:
Gross profit/service revenue	47%	28%	26%	N/M	43%
Income from operations/service revenue	40%	7%	15%	N/M	27%

Transactions with related parties:
Revenue	$235,933	$174	$21,384	$—	$257,491
Selling, general and administrative expenses	—	—	—	1,801	1,801

N/M — not meaningful.

Mortgage Services

Revenue

Revenue by service line was as follows:

	Three months ended September 30,			Nine months ended September 30,
			% Increase			% Increase
(in thousands)	2013	2012	(decrease)	2013	2012	(decrease)

Service revenue:
Asset management services	$55,427	$29,600	87	$133,543	$78,736	70
Closing and insurance services	33,142	20,779	59	82,516	63,969	29
Residential property valuation	28,475	20,356	40	77,314	61,784	25
Default management services	10,266	12,489	(18)	33,124	35,763	(7)
Origination management services	7,007	7,383	(5)	24,084	19,674	22
Total service revenue	134,317	90,607	48	350,581	259,926	35

Reimbursable expenses:
Asset management services	27,380	23,459	17	68,937	75,319	(8)
Default management services	1,304	731	78	2,342	1,716	36
Closing and insurance services	647	25	N/M	1,168	262	N/M
Origination management services	66	—	N/M	198	—	N/M
Total reimbursable expenses	29,397	24,215	21	72,645	77,297	(6)

Non-controlling interests	947	1,060	(11)	3,093	4,223	(27)
Total revenue	$164,661	$115,882	42	$426,319	$341,446	25

Transactions with related parties:
Asset management services	$76,485	$47,192	62	$182,738	$141,363	29
Residential property valuation	27,526	18,408	50	73,892	56,666	30
Closing and insurance services	10,879	9,636	13	30,199	28,502	6
Default management services	4,582	3,734	23	13,186	9,402	40
Origination management services	595	—	N/M	1,179	—	N/M
Total	$120,067	$78,970	52	$301,194	$235,933	28

N/M — not meaningful.

Revenue growth in all business lines, except default management services and origination management services, primarily reflects Ocwen’s Homeward and ResCap servicing platform acquisitions. The Homeward non-GSE portfolio was boarded on REALServicing from January 1, 2013 through April 1, 2013 and more than one-half of the ResCap non-GSE loans were boarded on REALServicing during the third quarter of 2013. The growth in asset management services is driven by higher property inspection and preservation services primarily from the Homeward and ResCap portfolios. The growth in the closing and insurance services and residential property valuation businesses also reflects Ocwen’s larger loan portfolio. Default management services revenue was lower as one of Ocwen’s subservicing customers is continuing its temporary moratorium on the foreclosure of its loans, the requirements under the “Making Homes Affordable” program limit servicers’ ability to initiate a foreclosure while pursuing other avenues of resolution and a greater percentage of loans pending foreclosure actions are being placed on hold for modification consideration or stopped due to modification.  The higher origination management services revenue for the nine months ended September 30, 2013 is driven by the growth of Lenders One and the incremental roll-out of new origination related services to the members and Ocwen.  For the nine months ended September 30, 2013, the Lenders One membership grew to 249 members, a net increase of 8 members from September 30, 2012.

Cost of Revenue and Gross Profit

Cost of revenue consists of the following:

	Three months ended September 30,			Nine months ended September 30,
			% Increase			% Increase
(in thousands)	2013	2012	(decrease)	2013	2012	(decrease)

Compensation and benefits	$16,780	$13,752	22	$47,479	$40,585	17
Outside fees and services	55,003	29,434	87	132,997	85,985	55
Reimbursable expenses	29,397	24,215	21	72,645	77,297	(6)
Technology and telecommunications	4,826	4,997	(3)	13,551	14,162	(4)
Depreciation and amortization	406	376	8	1,187	940	26

Cost of revenue	$106,412	$72,774	46	$267,859	$218,969	22

Cost of revenue increased during the third quarter and nine months ended September 30, 2013 primarily due to higher outside fees and services and compensation and benefits.  Outside fees and services increased in line with the increase in service revenue, particularly the increase in property inspection and preservation orders. However, compensation and benefits costs as a percentage of service revenue continued to decrease as we began to experience the benefit of our workforce efficiency initiatives on higher referral volumes even after incurring carrying costs to support Mortgage Services’ anticipated growth.

Gross profit as a percentage of service revenue decreased to 45% for the nine months ended September 30, 2013 from 47% for the nine months ended September 30, 2012 (a decrease to 43% in the third quarter of 2013 from 48% in the third quarter of 2012).  The most significant factors impacting gross profit margins were the higher proportionate growth of lower margin property preservation and property inspection orders, partially offset by lower compensation and benefits costs as a percentage of service revenue from process efficiencies. Property inspections are higher during initial boardings of new portfolios, which occurred in 2013 in connection with the Homeward and ResCap portfolios.  Generally, we have been able to maintain our margins in a period of accelerated growth, and we anticipate that, going forward, we will improve margins by reducing employee and vendor costs as a percent of service revenue through our workforce efficiency initiatives, displacing vendors with internal personnel at a lower cost and deploying vendor, process and payment management technologies.

Our margins can vary substantially depending upon when servicing rights are acquired and boarded to REALServicing by Ocwen.  Typically, compensation and benefits will increase in anticipation of a boarding as we hire and train personnel to deliver services in advance of the actual boarding of loans.  Subsequently, as new loans are boarded, for the initial months post-boarding, we tend to deliver an elevated level of lower margin valuations and property inspection and preservation services.

Selling, General and Administrative Expenses and Income from Operations

SG&A increased during the nine months ended September 30, 2013 principally due to the amortization of intangible assets recorded in connection with the Homeward and ResCap transactions totaling $12.3 million ($6.3 million for the third quarter of 2013; there were no comparative amounts in 2012).  Higher SG&A was also driven by increased marketing costs related to Hubzu and employee-related costs due to increased headcount. Income from operations as a percentage of service revenue decreased to 36% for the nine months ended September 30, 2013 from 40% for the nine months ended September 30, 2012 (33% in the third quarter of 2013 compared to 41% in the third quarter of 2012) principally due to lower gross profit margins and higher amortization expense.

Financial Services

Revenue

Revenue by service line was as follows:

	Three months ended September 30,			Nine months ended September 30,
			% Increase			% Increase
(in thousands)	2013	2012	(decrease)	2013	2012	(decrease)

Service revenue:
Asset recovery management	$14,858	$6,705	122	$32,982	$23,330	41
Customer relationship management	12,310	8,578	44	33,277	25,770	29
Total service revenue	27,168	15,283	78	66,259	49,100	35

Reimbursable expenses:
Asset recovery management	99	111	(11)	416	549	(24)
Total reimbursable expenses	99	111	(11)	416	549	(24)

Total revenue	$27,267	$15,394	77	$66,675	$49,649	34

Transactions with related parties included above:
Asset recovery management	$10,057	$56	N/M	$16,779	$174	N/M

N/M — not meaningful.

Financial Services revenue increased during the third quarter and nine months ended September 30, 2013 due to increased charge-off mortgage collections and growth in customer relationship management revenues from the addition of one new client in the first quarter of 2013 and one new client in the second quarter of 2013.  The increases were partially offset by lower credit card charge-off placements due to continuing record low credit card delinquency rates.  With respect to the charge-off mortgage business, we expanded our capabilities in connection with the ResCap fee-based business transaction, and in the second quarter we began providing these services to the ResCap loans serviced by Ocwen and a greater portion of the other loans in the Ocwen portfolio.

Our Financial Services business is impacted by seasonality.  Asset recovery management revenue tends to be higher in the first quarter of each year as borrowers utilize tax refunds and bonuses to pay debts.

Cost of Revenue and Gross Profit

Cost of revenue consists of the following:

	Three months ended September 30,			Nine months ended September 30,
			% Increase			% Increase
(in thousands)	2013	2012	(decrease)	2013	2012	(decrease)

Compensation and benefits	$11,503	$8,261	39	$30,913	$24,639	25
Outside fees and services	1,176	1,262	(7)	3,547	4,511	(21)
Reimbursable expenses	99	111	(11)	416	549	(24)
Technology and telecommunications	2,030	1,926	5	5,308	5,654	(6)
Depreciation and amortization	190	224	(15)	647	427	52

Cost of revenue	$14,998	$11,784	27	$40,831	$35,780	14

Compensation and benefits increased during the third quarter and nine months ended September 30, 2013 primarily due to higher mortgage charge-off and customer relationship management headcount in connection with new business. These increases were partially offset by lower outside fees and services.  We continually evaluate our cost structure in our asset recovery management business in connection with lower credit card charge-off placements.

Gross profit as a percentage of service revenue increased to 39% for the nine months ended September 30, 2013 compared to 28% for the nine months ended September 30, 2012 (45% for the third quarter of 2013 compared to 24% for the third quarter of 2012) due to the revenue mix in the asset recovery management business and growth in the higher margin customer relationship management business.

Selling, General and Administrative Expenses and Income from Operations

SG&A increased in the third quarter and nine months ended September 30, 2013 principally from higher amortization of intangible assets recorded in connection with the ResCap transaction totaling $2.6 million for the nine months ended September 30, 2013 ($1.3 million for the third quarter of 2013; there were no comparative amounts in 2012).

Income from operations as a percentage of service revenue for the nine months ended September 30, 2013 increased to 22% compared to 7% for the nine months ended September 30, 2012 (28% for the third quarter of 2013 compared to 3% for the third quarter of 2012) due to higher gross margins and slower SG&A growth.

Technology Services

Revenue

Revenue by service line was as follows:

	Three months ended September 30,			Nine months ended September 30,
			% Increase			% Increase
(in thousands)	2013	2012	(decrease)	2013	2012	(decrease)

Revenue:
REALSuite	$15,209	$11,015	38	$43,507	$31,693	37
IT infrastructure services	9,966	8,061	24	26,682	22,291	20
Total revenue	$25,175	$19,076	32	$70,189	$53,984	30

Transactions with related parties included above:
REALSuite	$8,448	$4,906	72	$24,382	$14,085	73
IT infrastructure services	4,985	2,626	90	12,534	7,299	72
Total	$13,433	$7,532	78	$36,916	$21,384	73

The increase in REALSuite revenue in the third quarter and nine months ended September 30, 2013 is primarily attributable to licensing revenue from REALDoc (none in 2012) and the growth in Ocwen’s residential loan servicing portfolio on REALServicing driven by the Homeward and ResCap loan boardings.

IT infrastructure services revenue also increased in the third quarter and nine months ended September 30, 2013 due to an increase in cost to support strategic initiatives and headcount growth at both Ocwen and Altisource.  IT infrastructure services are billed on a cost plus basis.

Services provided to our other segments are eliminated in consolidation but are included as revenue in the Technology Services segment and as technology and telecommunications expense, a component of cost of revenue, in our other segments for segment presentation purposes.

Cost of Revenue and Gross Profit

Cost of revenue consists of the following:

	Three months ended September 30,			Nine months ended September 30,
			% Increase			% Increase
(in thousands)	2013	2012	(decrease)	2013	2012	(decrease)

Compensation and benefits	$11,317	$6,828	66	$30,531	$19,090	60
Outside fees and services	490	479	2	1,505	1,197	26
Technology and telecommunications	4,263	5,574	(24)	14,536	13,937	4
Depreciation and amortization	2,499	2,537	(1)	8,516	5,874	45

Cost of revenue	$18,569	$15,418	20	$55,088	$40,098	37

Cost of revenue increased in the third quarter and nine months ended September 30, 2013 due to hiring more and higher cost personnel to support the development of our next generation REALSuite software.  We expect cost of revenue in the Technology Services segment to increase as we continue to invest in personnel to support our development and growth initiatives.  Depreciation and amortization increased in the nine months ended September 30, 2013 primarily as a result of our 2012 investment in a disaster recovery center.  Technology and telecommunications costs were lower in the third quarter of 2013 primarily as a result of favorable telephony costs and the timing of consulting fees related to strategic projects.

Gross profit margins declined in the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, as we continue to invest in the development of our next generation technologies. However, gross profit margins improved in the third quarter of 2013 primarily as a result of favorable telephony costs and lower consulting fees compared to the third quarter of 2012, partially offset by investments in the development of our next generation technologies.  We invest in the development of our next generation technologies to support our continued expansion.

Selling, General and Administrative Expenses and Income from Operations

SG&A increased in the third quarter and nine months ended September 30, 2013 principally due to higher administrative employee costs and increased depreciation from increased administrative assets.

Income from operations as a percentage of service revenue for the nine months ended September 30, 2013 decreased to 11% compared to 15% for the nine months ended September 30, 2012 due to lower gross margins and higher SG&A as described above. However, income from operations as a percentage of service revenue for the third quarter of 2013 increased to 16% compared to 9% for the third quarter of 2012 as a result of higher gross profit, partially offset by higher SG&A, as described above.

Corporate Items and Eliminations

Our Corporate segment includes costs related to corporate support functions including executive, finance, legal, human resources, vendor management, risk, operational effectiveness and interest expense.  It also includes eliminations of transactions between our business segments.

Corporate costs increased in the third quarter and nine months ended September 30, 2013 compared to the similar periods of the prior year primarily due to higher compensation and employee-related costs, consulting, depreciation and amortization, lease costs and interest expense. We incurred higher compensation and employee-related costs as we are expanding certain corporate functions in 2013 to support our continued growth.  The higher depreciation and amortization and lease costs relate to the build out of new facilities to support our continued expansion.  We reflect initial lease and other facility-related costs in our corporate segment until the facilities are approximately 40% occupied by the business units, at which time the cost is reflected in the respective segment’s financial statements.  In 2014, we expect our overhead expenditures to reach a stable level.

Interest expense for the nine months ended September 30, 2013 increased by $14.3 million (increased by $6.2 million for the third quarter of 2013) from the $200 million senior secured term loan borrowed in the fourth quarter of 2012 and increased to $400 million on May 7, 2013 (no comparative amounts in 2012).  We recognized interest income of $0.8 million for the nine months ended September 30, 2013 (no comparative amounts in 2012) from a fourth quarter 2012 $75.0 million loan to Ocwen. Ocwen repaid the loan in February 2013.

The amount of intercompany revenue eliminated in consolidation was consistent in the third quarter and nine months ended September 30, 2013 compared to the similar periods of the prior year.  These intercompany transactions primarily consisted of IT infrastructure services as well as charges for the use of certain REALSuite applications from our Technology Service segment to our other two business segments.  While the expenses are recognized in the Mortgage Services and Financial Services segments above, the elimination of these expenses are reflected in Corporate items and eliminations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary source of liquidity is cash flows from operations.  We seek to deploy excess cash generated in a disciplined manner. Principally, we intend to use excess cash to develop complementary services and businesses that we believe will generate attractive margins in line with our core capabilities.  Further, we evaluate potential acquisitions that align with our vision and accelerate the achievement of our strategic objectives.  We also intend to use excess cash to repurchase shares of our stock and repay amounts outstanding under our senior secured term loan (as described below).

Senior Secured Term Loan

On November 27, 2012, we entered into a seven-year senior secured term loan agreement with Bank of America, N.A. as administrative agent, pursuant to which we borrowed $200 million.  On May 7, 2013, we amended the senior secured term loan agreement to increase the principal amount of the senior secured term loan by $200 million (to $400 million) and provide additional share repurchase capacity, among other changes. Under the terms of the senior secured term loan, as amended, we have the ability to borrow an additional $200 million under an accordion provision.

The senior secured term loan must be repaid in equal consecutive quarterly principal installments of 0.25% of the initial principal amounts outstanding on the borrowing dates, with the balance due on November 27, 2019.  However, if leverage ratios, as defined in the senior secured term loan agreement, exceed a defined threshold, a percentage of cash flow must be used to repay principal.  Interest payments are due monthly.  The interest rate as of September 30, 2013 was 5.75%.

The debt covenants in the senior secured term loan agreement limit, among other things, our ability to incur additional debt, pay dividends and repurchase stock.  In the event we require additional liquidity, our ability to obtain it may be limited by the senior secured term loan.

Cash Flows

The following table presents our cash flows for the nine months ended September 30:

(dollars in thousands)	2013	2012	% Increase (decrease)

Net income adjusted for non-cash items	$135,852	$101,909	33
Working capital	(1,212)	(4,772)	75
Cash flows from operating activities	134,640	97,137	39
Cash flows from investing activities	(137,497)	(24,199)	N/M
Cash flows from financing activities	109,940	(20,634)	N/M
Net change in cash	107,083	52,304	105
Cash and cash equivalents at beginning of period	105,502	32,125	228
Cash and cash equivalents at end of period	$212,585	$84,429	152

N/M — not meaningful.

Cash Flows from Operating Activities

Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net income.  For the nine months ended September 30, 2013, we generated $134.6 million of positive cash flows from operations, or approximately $0.29 per every dollar of service revenue compared to $97.1 million of positive cash flows from operations, or approximately $0.28 per every dollar of service revenue for the nine months ended September 30, 2012.  For the three months ended September 30, 2013, we generated $67.2 million in positive cash flows from operations, or approximately $0.37 per every dollar of service revenue compared to $43.1 million of positive cash flows from operations, or approximately $0.36 per every dollar of service revenue for the three months ended September 30, 2012.  The increase in cash flows from operations on an absolute basis for the three and nine months ended September 30, 2013, compared to the three and nine months ended September 30, 2012, is principally driven by the increase in net income, after adding back depreciation and amortization, including amortization of intangible assets and favorable changes in working capital.

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

Cash Flows from Investing Activities

On March 29, 2013, we acquired the Homeward fee-based business from Ocwen for $75.8 million, after a working capital and net income adjustment.  On April 12, 2013, we entered into an agreement with Ocwen to establish additional terms related to the existing servicing arrangements between Altisource and Ocwen in connection with Ocwen’s acquisition of certain mortgage servicing platform assets of ResCap.  The cash consideration paid by Altisource to Ocwen under the ResCap agreement totaled $128.8 million. On February 15, 2013, Ocwen repaid the $75.0 million loan that was borrowed from us in December 2012.  Capital expenditures of $20.5 million and $24.2 million for the nine months ended September 30, 2013 and 2012, respectively, primarily related to facility build-outs and investments in infrastructure and the next generation of our REALSuite of software applications.  The prior year period also included investments in a disaster recovery center that continued, to a lesser degree, in 2013.  On March 31, 2013, we sold our 49% interest in Correspondent One to Ocwen for $12.6 million.

Cash Flows from Financing Activities

Cash flows from financing activities for the nine months ended September 30, 2013 and 2012 primarily include activity associated with debt proceeds, share repurchases, stock option exercises and payments to non-controlling interests. On May 7, 2013, we received $201.0 million in connection with amending our senior secured term loan agreement, including a $1.0 million original issue premium. We also incurred debt issuance costs of $2.4 million in connection with this amendment. We spent $87.4 million and $16.8 million to repurchase our common stock for the nine months ended September 30, 2013 and 2012, respectively.  Stock option exercises provided proceeds of $4.7 million and $2.6 million for the nine months ended September 30, 2013 and 2012, respectively.  During the nine months ended September 30, 2013, we repaid $2.5 million of the borrowings under the senior secured term loan. Distributions to non-controlling interests were $3.2 million and $6.0 million for the nine months ended September 30, 2013 and 2012, respectively.

Liquidity Requirements after September 30, 2013

On August 19, 2013, we entered into a Purchase Agreement pursuant to which we agreed to purchase all of the outstanding limited liability company interests of Equator.  The aggregate consideration payable under the Purchase Agreement is up to $150.0 million comprised of (i) $70.0 million in initial consideration and (ii) up to an additional $80.0 million in potential additional consideration, the payment of which is dependent upon the Equator business meeting targeted levels of profitability (as described in the Purchase Agreement) for three consecutive 12-month periods following closing.  Each 12-month period has targeted levels of profitability and potential additional consideration will be paid based on each 12-month period.  We may, at our discretion, pay up to 20% of the initial consideration and up to 20% of each payment of any additional consideration in shares of our restricted stock, with the balance to be paid in cash.

During the fourth quarter of 2013, we expect to distribute $1.0 million to the Lenders One members representing non-controlling interests and repay $1.0 million of the senior secured term loan.

We believe that we will generate sufficient cash flow to fund operations, capital expenditures and required debt and interest payments as well as repurchase shares of our common stock.  If we require additional capital, we believe that we have adequate access to both debt and equity capital markets.

Contractual Obligations, Commitments and Contingencies

For the nine months ended September 30, 2013, there were no significant changes to our contractual obligations from those identified in our Form 10-K for the fiscal year ended December 31, 2012, other than the additional $200 million borrowed under our senior secured term loan and those that occur in the normal course of business (primarily the addition of operating leases due to our growth).  See also Note 17 to the interim condensed consolidated financial statements.

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

Our critical accounting policies are described in the MD&A section of our Form 10-K for the year ended December 31, 2012 filed with the SEC on February 13, 2013.  Those policies have not changed during the nine months ended September 30, 2013.

OTHER MATTERS

Related Parties

Ocwen

For the nine months ended September 30, 2013, we generated segment revenue from Ocwen of $301.2 million for Mortgage Services ($120.1 million for the third quarter of 2013), $16.8 million for Financial Services ($10.1 million for third quarter of 2013) and $36.9 million for Technology Services ($13.4 million for the third quarter of 2013).  Services provided to Ocwen during these periods included residential property valuation, real estate asset management and sales, trustee management services, property inspection and preservation, closing and insurance services, charge-off mortgage collections, core technology back office support and multiple business technologies including our REALSuite of products.  We provided all services at rates we believe to be comparable to market rates.

For the nine months ended September 30, 2013 and 2012, we billed Ocwen $1.8 million and $2.0 million, respectively ($0.6 million for the third quarter of 2013 and 2012), and Ocwen billed us $2.1 million and $1.8 million, respectively ($0.7 million and $0.6 million for the third quarter of 2013 and 2012, respectively), for services provided under the agreements described in Note 2 to the condensed consolidated financial statements.  These amounts are reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

On December 27, 2012, we entered into a senior unsecured term loan agreement with Ocwen pursuant to which we loaned $75.0 million to Ocwen.  Interest income related to this loan was $0.8 million for the nine months ended September 30, 2013 (no comparative amounts in 2012).  On February 15, 2013, Ocwen repaid the entire outstanding principal amount of this loan plus all accrued and unpaid interest and the term loan was terminated.

Correspondent One and HLSS

For the nine months ended September 30, 2013 and 2012, we billed Correspondent One less than $0.1 million and $0.2 million, respectively (none for the third quarter of 2013 and $0.1 million for the third quarter of 2012).  We also provided certain origination related services to Correspondent One.  We earned revenue of $0.1 million and $0.2 million for the nine months ended September 30, 2013 and 2012, respectively, for these services (none for the third quarter of 2013 and $0.2 million for the third quarter of 2012). These amounts are reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

For the nine months ended September 30, 2013 and 2012, we billed HLSS $0.5 million and $0.4 million, respectively ($0.2 million for the third quarter of 2013 and 2012) under services agreements.  These amounts are reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

Residential and AAMC

For the nine months ended September 30, 2013, we billed Residential $0.4 million, and we billed AAMC $0.9 million ($0.2 million for Residential and $0.7 million for AAMC for the third quarter of 2013 and no comparative amounts in 2012).  These amounts are reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Our financial market risk consists primarily of interest rate and foreign currency exchange risk.

Interest Rate Risk

As of September 30, 2013, the interest rate charged on the senior secured term loan was 5.75%.  The interest rate is calculated based on the Adjusted Eurodollar Rate (as defined in the senior secured term loan agreement) (with a minimum floor of 1.25%) plus 4.5%.

Based on the principal amount outstanding at September 30, 2013, a 1% increase in the Eurodollar rate would not impact our annual interest expense, as the Adjusted Eurodollar Rate would remain below the minimum floor rate.

Foreign Currency Exchange Risk

We are exposed to currency risk from potential changes in currency values of our foreign currency denominated assets, liabilities and cash flows.  Our most significant foreign currency exposures relate to the Euro and Indian Rupee; however, the balances in Euros and Indian Rupees are immaterial.

Item 4.  Controls and Procedures

a)             Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report.  Based on such evaluation, such officers have concluded that our disclosure controls and procedures as of the end of the period covered by this quarterly report were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

b)             Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are involved in legal and administrative proceedings arising in the ordinary course of business.  In the opinion of management, after consultation with legal counsel and considering insurance coverage where applicable, the outcome of current legal proceedings, both individually and in the aggregate, will not have a material impact on the Company’s financial condition, results of operations or cash flows.

Item 1A.  Risk Factors

As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Form 10-K for the year ended December 31, 2012 filed with the SEC on February 13, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Equity securities purchased by us:

The following table presents information related to our repurchases of our equity securities during the three months ended September 30, 2013:

Period	Total number of shares purchased(1)	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs

Common stock:
July 1 — 31, 2013	—	$—	—	2,917,807
August 1 — 31, 2013	66,300	128.94	66,300	2,851,507
September 1 — 30, 2013	200,000	136.82	200,000	2,651,507

Total shares of common stock	266,300	$134.86	266,300	2,651,507

(1)    Includes shares withheld from employees to satisfy tax withholding obligations that arose from the exercise of stock options.

(2)    In May 2012, our shareholders authorized us to purchase up to 3.5 million shares of our common stock in the open market.

The provisions of our senior secured term loan agreement, as amended, limit, among other things, our ability to incur additional debt, pay dividends and repurchase stock.

Item 6.	Exhibits

2.1

Purchase and Sale Agreement, dated as of August 19, 2013, by and among Altisource Portfolio Solutions S.A., Altisource Solutions S.à r.l. and the Equity Interestholders of Equator, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 21, 2013)

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

101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012; (iii) Condensed Consolidated Statements of Equity for the nine months ended September 30, 2013 and 2012; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (v) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

(Registrant)

Date: October 24, 2013	By:	/s/ Michelle D. Esterman
Michelle D. Esterman Chief Financial Officer (On behalf of the Registrant and as its Principal Financial Officer)