Form 10-Q
period 2014-03-31
Altisource Portfolio Solutions S.A.
filed 2014-04-24
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-34354

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

(Exact name of Registrant as specified in its Charter)

Luxembourg	98-0554932
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40, avenue Monterey

L-2163 Luxembourg

Grand Duchy of Luxembourg

(Address of principal executive offices) (Zip Code)

+352 2469 7900
(Registrant’s telephone number)

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

As of April 19, 2014, there were 22,256,172 outstanding shares of the registrant’s shares of beneficial interest (excluding 3,156,576 shares held as treasury stock).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Condensed Consolidated Financial Statements (Unaudited)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31,	December 31,
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$116,376	$130,324
Accounts receivable, net	122,141	101,297
Prepaid expenses and other current assets	13,236	11,389
Deferred tax assets, net	2,837	2,837
Total current assets	254,590	245,847

Premises and equipment, net	94,539	87,252
Deferred tax assets, net	160	622
Intangible assets, net	266,996	276,162
Goodwill	99,414	99,414
Other assets	18,352	17,580

Total assets	$734,051	$726,877

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$89,909	$81,531
Current portion of long-term debt	3,975	3,975
Deferred revenue	30,206	36,742
Other current liabilities	10,404	10,131
Total current liabilities	134,494	132,379

Long-term debt, less current portion	390,333	391,281
Other non-current liabilities	46,697	45,476

Commitments and contingencies (Note 18)

Equity:
Common stock ($1.00 par value; 100,000 shares authorized; 25,413 issued and 22,337 outstanding as of March 31, 2014; 25,413 issued and 22,629 outstanding as of December 31, 2013)	25,413	25,413
Additional paid-in capital	89,931	89,273
Retained earnings	277,460	239,561
Treasury stock, at cost (3,076 shares as of March 31, 2014 and 2,784 shares as of December 31, 2013)	(231,181)	(197,548)
Altisource equity	161,623	156,699

Non-controlling interests	904	1,042
Total equity	162,527	157,741

Total liabilities and equity	$734,051	$726,877

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended
	March 31,
	2014	2013

Revenue	$239,269	$148,827
Cost of revenue	147,805	96,962

Gross profit	91,464	51,865
Selling, general and administrative expenses	43,534	18,680

Income from operations	47,930	33,185
Other income (expense), net:
Interest expense	(4,776)	(3,212)
Other income (expense), net	47	705
Total other income (expense), net	(4,729)	(2,507)

Income before income taxes and non-controlling interests	43,201	30,678
Income tax provision	(3,055)	(2,151)

Net income	40,146	28,527
Net income attributable to non-controlling interests	(515)	(1,009)

Net income attributable to Altisource	$39,631	$27,518

Earnings per share:
Basic	$1.76	$1.18
Diluted	$1.61	$1.10

Weighted average shares outstanding:
Basic	22,509	23,374
Diluted	24,662	25,058

Transactions with related parties included above:
Revenue	$145,558	$90,098
Selling, general and administrative expenses	829	673
Other income	—	773

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Altisource Equity					Non-
	Common stock		Additional paid-in capital	Retained earnings	Treasury stock, at cost	controlling interests	Total
	Shares

Balance, December 31, 2012	25,413	$25,413	$86,873	$124,127	$(77,954)	$1,370	$159,829
Net income	—	—	—	27,518	—	1,009	28,527
Contributions from non-controlling interest holders	—	—	—	—	—	12	12
Distributions to non-controlling interest holders	—	—	—	—	—	(1,090)	(1,090)
Share-based compensation expense	—	—	1,424	—	—	—	1,424
Exercise of stock options	—	—	—	(204)	660	—	456
Repurchase of shares	—	—	—	—	(21,997)	—	(21,997)

Balance, March 31, 2013	25,413	$25,413	$88,297	$151,441	$(99,291)	$1,301	$167,161

Balance, December 31, 2013	25,413	$25,413	$89,273	$239,561	$(197,548)	$1,042	$157,741
Net income	—	—	—	39,631	—	515	40,146
Distributions to non-controlling interest holders	—	—	—	—	—	(653)	(653)
Share-based compensation expense	—	—	658	—	—	—	658
Exercise of stock options	—	—	—	(1,732)	2,133	—	401
Repurchase of shares	—	—	—	—	(35,766)	—	(35,766)

Balance, March 31, 2014	25,413	$25,413	$89,931	$277,460	$(231,181)	$904	$162,527

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$40,146	$28,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,246	4,724
Amortization of intangible assets	9,466	1,200
Share-based compensation expense	658	1,424
Equity in losses of investment in affiliate	—	176
Bad debt expense	1,755	224
Amortization of debt discount	46	95
Amortization of debt issuance costs	242	215
Deferred income taxes	461	—
Loss on disposal of fixed assets	96	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(22,599)	(12,968)
Prepaid expenses and other current assets	(1,847)	(1,147)
Other assets	(1,014)	(1,741)
Accounts payable and accrued expenses	7,695	(7,805)
Other current and non-current liabilities	(5,042)	(3,368)
Net cash provided by operating activities	36,309	9,556

Cash flows from investing activities:
Additions to premises and equipment	(12,945)	(6,960)
Acquisition of businesses, net of cash acquired	—	(75,817)
Proceeds from loan to Ocwen	—	75,000
Other investing activities	(300)	(50)
Net cash used in investing activities	(13,245)	(7,827)

Cash flows from financing activities:
Repayment of long-term debt	(994)	(500)
Principal payments on capital lease obligations	—	(176)
Proceeds from stock option exercises	401	456
Purchase of treasury stock	(35,766)	(21,997)
Contributions from non-controlling interests	—	12
Distributions to non-controlling interests	(653)	(1,090)
Net cash used in financing activities	(37,012)	(23,295)

Decrease in cash and cash equivalents	(13,948)	(21,566)
Cash and cash equivalents at the beginning of the period	130,324	105,502

Cash and cash equivalents at the end of the period	$116,376	$83,936

Supplemental cash flow information:
Interest paid	$4,469	$2,799
Income taxes paid, net	201	402

Non-cash investing and financing activities:
Premises and equipment purchased on account	$684	$700

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

Altisource® operations are conducted through three reporting segments: Mortgage Services, Financial Services and Technology Services.  In addition, we report our corporate-related expenditures and eliminations separately (see Note 19 for a description of our business segments).

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

The Mortgage Partnership of America, L.L.C. (“MPA”), a wholly-owned subsidiary of Altisource, serves as the manager of Best Partners Mortgage Cooperative, Inc. (“BPMC”) doing business as Lenders One Mortgage Cooperative (“Lenders One”).  MPA provides services to Lenders One under a management agreement that ends on December 31, 2025.  The management agreement between MPA and Lenders One® members, pursuant to which MPA is the management company of Lenders One, represents a variable interest in a variable interest entity.  MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact Lenders One’s economic performance and the obligation to absorb losses or the right to receive benefits from Lenders One.  As a result, Lenders One is presented in the accompanying condensed consolidated financial statements on a consolidated basis with the interests of the members reflected as non-controlling interests.  As of March 31, 2014, Lenders One had total assets of $5.0 million and total liabilities of $4.1 million.  As of December 31, 2013, Lenders One had total assets of $4.6 million and total liabilities of $3.5 million.

These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Form 10-K for the year ended December 31, 2013, filed with the SEC on February 13, 2014, which contains a summary of our significant accounting policies.  Certain footnote detail in the Form 10-K is omitted from the information included herein.

Fair Value of Financial Instruments

Our financial assets and liabilities primarily include cash and cash equivalents, restricted cash, long-term debt and acquisition-related contingent consideration.  Cash and cash equivalents and restricted cash are carried at amounts that approximate their fair value due to the short-term nature of these instruments.  The fair value was determined by level 1 of the three level hierarchy established by the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement, using quoted prices in active markets for identical assets. The carrying amount of the long-term debt approximates fair value due to the variable interest rate.  The fair value was determined by level 2 of the three level hierarchy in ASC Topic 820 using inputs other than quoted prices that are observable, either directly or indirectly.  The Company estimates the fair value of acquisition-related contingent consideration, related to the acquisition of Equator, LLC (“Equator”) on November 15, 2013, to be $46.0 million.  The fair value was determined by level 3 of the three level hierarchy in ASC Topic 820 using unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities using a discounted probability-weighted approach.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 2 — TRANSACTIONS WITH RELATED PARTIES

Ocwen®

Ocwen Financial Corporation (“Ocwen”), together with its subsidiaries, is our largest customer.  Our Chairman is also the Executive Chairman of Ocwen.  Ocwen and its subsidiaries are contractually obligated to purchase certain mortgage services and technology services from us through August 2025 under the terms of master services agreements and amendments to the master services agreements (collectively, the “Service Agreements”).  The Service Agreements, among other things, contain a “most favored nations” provision and the parties to the Service Agreements have the right to renegotiate pricing.  In connection with our acquisition from Ocwen of the fee-based businesses of Homeward Residential, Inc. (“Homeward”) that closed on March 29, 2013 and the transaction with Ocwen related to the fee-based businesses of Residential Capital, LLC (“ResCap”) that closed on April 12, 2013 (see Note 3), our Service Agreements with Ocwen were amended to extend the term from 2020 to 2025.  Further, as part of the amendments, we are the exclusive provider of services to Ocwen with respect to the Homeward and ResCap servicing portfolios, and Ocwen agreed not to establish similar fee-based businesses that would directly or indirectly compete with Altisource’s services with respect to the Homeward and ResCap businesses.  We settle amounts with Ocwen on a daily, weekly or monthly basis depending upon the nature of the service and when the service is provided.

Related party revenue consists of revenue earned directly from Ocwen and its subsidiaries and revenue earned from the loans serviced by Ocwen and its subsidiaries when Ocwen designates us as the service provider.  We earn additional revenue on the portfolios serviced by Ocwen and its subsidiaries that are not considered related party revenue when a party other than Ocwen selects Altisource as the service provider.  Related party revenue as a percentage of segment and consolidated revenue was as follows for the three months ended March 31:

	2014	2013

Mortgage Services	69%	68%
Financial Services	26%	<1%
Technology Services	35%	50%
Consolidated revenue	61%	60%

We record revenue we earn from Ocwen and its subsidiaries under various long-term services contracts at rates we believe to be market rates as we believe they are consistent with one or more of the following: the fees we charge to other customers for comparable services, the fees Ocwen pays to other service providers and fees charged by our competitors.

Support Services

We have support services agreements with Ocwen and its subsidiaries.  These services include such areas as human resources, vendor management, corporate services, operational effectiveness, quality assurance, quantitative analytics and treasury.  Payment for the services provided is on the fully-allocated cost of providing the service based on an estimate of the time and expense of providing the service.  For the three months ended March 31, 2014 and 2013, we billed Ocwen and its subsidiaries $0.8 million and $0.6 million, respectively, and Ocwen and its subsidiaries billed us $0.8 million and $0.7 million, respectively, for services provided under these agreements.  These amounts are reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

Unsecured Term Loan

On December 27, 2012, we entered into a senior unsecured term loan agreement with Ocwen under which we loaned $75.0 million to Ocwen.  Payments of interest were due quarterly at a rate per annum equal to the Eurodollar Rate (as defined in the agreement) plus 6.75%, provided that the Eurodollar Rate shall at no time be less than 1.50%.  On February 15, 2013, Ocwen repaid the outstanding principal amount of $75.0 million, plus all accrued and unpaid interest and the term loan was terminated.  Interest income related to this loan was $0.8 million for the three months ended March 31, 2013 (no comparative amount for the three months ended March 31, 2014).

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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Condensed Consolidated Financial Statements (Continued)

fee-based businesses from Ocwen on March 29, 2013 (see Note 3).  Altisource entered into an agreement with Ocwen on April 12, 2013 to establish additional terms related to our services in connection with the ResCap fee-based businesses (see Note 3).

Correspondent One® and HLSS™

In July 2011, we acquired an equity interest in Correspondent One S.A. (“Correspondent One”).  Correspondent One purchased closed conforming and government guaranteed residential mortgages from approved mortgage bankers.  On March 31, 2013, we sold our 49% interest in Correspondent One to Ocwen for $12.6 million.  We received the proceeds from the sale on April 2, 2013.  Under a support services agreement, we provided Correspondent One certain finance, human resources, legal support, facilities, technology, vendor management and risk management services.  For the three months ended March 31, 2013, we billed Correspondent One less than $0.1 million (no comparative amount for the three months ended March 31, 2014).  We also provided certain origination related services to Correspondent One.  We earned revenue of $0.1 million for the three months ended March 31, 2013 for these services (no comparative amount for the three months ended March 31, 2014).

Home Loan Servicing Solutions, Ltd. (“HLSS”) is a publicly traded company whose primary objective is the acquisition of mortgage servicing rights and advances.  Our Chairman is also the Chairman of HLSS.  Under a support services agreement, we provide HLSS certain finance, human resources and legal support services.  We billed HLSS $0.2 million for each of the three months ended March 31, 2014 and 2013.

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

For purposes of governing certain ongoing relationships between Altisource, Residential and AAMC, and to provide for an orderly transition, we entered into certain agreements with Residential and AAMC.  We have agreements to provide Residential with renovation management, lease management and property management services.  In addition, we have agreements with Residential and AAMC to provide support services such as finance, human resources, legal support, facilities, technology, vendor management and risk management.  Further, we have separate agreements for certain services related to income tax matters, trademark licenses and technology products and services.  For the three months ended March 31, 2014 and 2013, we billed Residential $0.8 million and $0.2 million, respectively.  For the three months ended March 31, 2014 and 2013, we billed AAMC less than $0.1 million and $0.1 million, respectively, under these agreements.

NOTE 3 — ACQUISITIONS

Homeward Fee-Based Businesses

On March 29, 2013, we acquired certain fee-based businesses associated with Ocwen’s acquisition of Homeward.  As part of the acquisition, Ocwen agreed not to develop similar fee-based businesses that would directly or indirectly compete with services provided by Altisource relative to the Homeward servicing portfolio.  Additionally, the terms of our Service Agreements with Ocwen were amended to extend the term from 2020 to 2025 (see Note 2).  We paid $75.8 million, after a working capital and net income adjustment of $11.1 million.

Since the acquisition date, management adjusted the purchase price allocation and assigned associated asset lives based upon information that has become available.  In addition to the working capital adjustment, we also reduced premises and equipment by $1.2 million based on a post-acquisition detailed analysis of software licenses received and increased current liabilities by $2.0 million based on a subsequent detailed analysis of obligations payable as of the closing date.  Consequently, the Company has retrospectively adjusted the fair value of the assets acquired and liabilities assumed in the condensed consolidated balance sheet as of December 31, 2013 as well as the corresponding amounts in the condensed consolidated statement of cash flows for the three months ended March 31, 2013.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Condensed Consolidated Financial Statements (Continued)

The final adjusted allocation of the purchase price is as follows:

(in thousands)

Premises and equipment	$1,559
Customer relationship	75,609
Goodwill	2,039
79,207
Accounts payable and accrued expenses	(3,390)

Purchase price	$75,817

Estimated life (in years)

Premises and equipment	3 - 5
Customer relationship	7

ResCap Fee-Based Businesses

On April 12, 2013, we entered into an agreement with Ocwen to establish additional terms related to the existing servicing arrangements between Altisource and Ocwen in connection with certain mortgage servicing platform assets of ResCap (the “ResCap Business”).  The agreement provides that (i) Altisource will be the exclusive provider, except as prohibited by applicable law, to Ocwen of certain services related to the ResCap Business, (ii) Ocwen will not establish similar fee-based businesses that would directly or indirectly compete with Altisource’s services as they relate to the ResCap Business and (iii) Ocwen will market and promote the utilization of Altisource’s services to their various third party relationships.  Additionally, the parties agreed to use commercially reasonable best efforts to ensure that the loans associated with the ResCap Business are boarded onto Altisource’s mortgage servicing platform.  We paid $128.8 million to Ocwen in connection with the ResCap fee-based businesses agreement.

We acquired no tangible assets and assumed no liabilities in connection with the ResCap transaction.  However, certain employees as well as practices and processes developed to support the ResCap servicing portfolio were components of the transaction.  We accounted for this transaction as a business combination in accordance with ASC Topic 805, Business Combinations.

Management prepared a final purchase price allocation and assigned associated asset lives based upon available information at the time of the agreement and through the date of filing.  The agreement consideration of $128.8 million was fully allocated to the customer relationship intangible asset with an estimated average useful life of 7 years.

Equator® Acquisition

On November 15, 2013, we completed the acquisition of all of the outstanding limited liability company interests of Equator pursuant to the previously reported Purchase and Sale Agreement dated as of August 19, 2013 (the “Purchase Agreement”).  Pursuant to the terms of the Purchase Agreement, we paid $63.4 million at closing in cash (net of closing working capital adjustments), subject to certain post-closing adjustments based on current assets and current liabilities of Equator at closing.  The Purchase Agreement provides for the determination of any working capital adjustment within 90 days of the closing date.  The final determination of any post-closing adjustment is in process.  Additionally, the Purchase Agreement provides for the payment of up to $80 million in potential additional consideration (the “Earn Out”). The Earn Out is determined based on Equator’s Adjusted EBITA (as defined in the Purchase Agreement) in the three consecutive 12-month periods following closing. Up to $22.5 million of the Earn Out can be earned in each of the first two 12-month periods, and up to $35.0 million can be earned in the third 12-month period.  Any amounts earned upon the achievement of Adjusted EBITA thresholds are payable through 2017.  We may, in our discretion, pay up to 20% of each payment of any Earn Out in shares of Company restricted stock, with the balance to be paid in cash.

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

The following table presents the unaudited pro forma consolidated results of operations as if the Homeward, ResCap Business and Equator transactions had occurred at the beginning of the period presented.

	Three months ended March 31, 2013
(in thousands, except per share amounts)	As reported	Pro forma
Revenue	$148,827	$197,246
Net income attributable to Altisource	27,518	28,052
Earnings per share — diluted	1.10	1.12

The unaudited pro forma information presents the combined operating results of Altisource and the Homeward, ResCap Business and Equator transactions.  The Homeward, ResCap Business and Equator operating results were derived from their historical financial statements for the most comparable periods available.  The results prior to the acquisition dates have been adjusted to include the pro forma impact of the adjustment of amortization of the acquired intangible assets based on the purchase price allocations, the adjustment of interest expense reflecting the portion of our senior secured term loan used in the Homeward, ResCap Business and Equator transactions and to reflect the impact of income taxes on the pro forma adjustments utilizing Altisource’s effective income tax rate.

The unaudited pro forma results are presented for illustrative purposes only and do not reflect additional revenue opportunities, the realization of any potential cost savings and any related integration costs.  Certain revenue opportunities and cost savings may result from the transactions and the conversion to the Altisource model; however, there can be no assurance that these revenue opportunities and cost savings will be achieved.  These pro forma results do not purport to be indicative of the results that would have actually been obtained if the transactions occurred as of the beginning of the period presented, nor is the pro forma data intended to be a projection of results that may be obtained in the future.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 4 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	March 31,	December 31,
(in thousands)	2014	2013

Billed
Non-related parties	$45,902	$39,588
Ocwen	15,540	11,410
HLSS	274	83
AAMC	136	1,347
Residential	357	547
Other receivables	1,549	1,642
	63,758	54,617
Unbilled
Non-related parties	43,087	42,284
Ocwen	22,629	10,027
	129,474	106,928
Less: allowance for doubtful accounts	(7,333)	(5,631)

Total	$122,141	$101,297

Unbilled fees consist primarily of asset management and default management services for which we recognize revenues over the service delivery period but bill following completion of the service.

NOTE 5 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
(in thousands)	2014	2013

Maintenance agreements, current portion	$4,938	$4,600
Income taxes receivable	1,824	1,645
Prepaid expenses	4,740	4,191
Other current assets	1,734	953

Total	$13,236	$11,389

NOTE 6 — PREMISES AND EQUIPMENT, NET

Premises and equipment, net consist of the following:

	March 31,	December 31,
(in thousands)	2014	2013

Computer hardware and software	$111,564	$103,400
Office equipment and other	30,632	28,057
Furniture and fixtures	9,978	8,391
Leasehold improvements	18,585	17,574
	170,759	157,422
Less: accumulated depreciation and amortization	(76,220)	(70,170)

Total	$94,539	$87,252

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Condensed Consolidated Financial Statements (Continued)

Depreciation and amortization expense, inclusive of capital leases, amounted to $6.2 million and $4.7 million for the three months ended March 31, 2014 and 2013, respectively, and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations.

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

There were no changes in goodwill during the three months ended March 31, 2014. The following is a summary of goodwill by segment:

	Mortgage	Financial	Technology
(in thousands)	Services(1)	Services	Services	Total

Balance, March 31, 2014 and December 31, 2013	$12,958	$2,378	$84,078	$99,414

(1)             December 31, 2013 goodwill has been revised to reflect a purchase accounting measurement period adjustment related to the Homeward acquisition.  See Note 3.

Intangible Assets, Net

Intangible assets, net consist of the following:

	Weighted
	average
	estimated	Gross carrying amount		Accumulated amortization		Net book value
	useful life	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(dollars in thousands)	(years)	2014	2013	2014	2013	2014	2013

Definite lived intangible assets
Trademarks	14	$12,249	$12,249	$(4,652)	$(4,534)	$7,597	$7,715
Customer-related intangible assets	10	284,484	284,484	(53,093)	(44,208)	231,391	240,276
Operating agreement	20	35,000	35,000	(7,292)	(6,854)	27,708	28,146
Non-compete agreement	4	—	1,300	—	(1,275)	—	25
Intellectual property	10	300	—	—	—	300	—

Total		$332,033	$333,033	$(65,037)	$(56,871)	$266,996	$276,162

Amortization expense for definite lived intangible assets was $9.5 million and $1.2 million for the three months ended March 31, 2014 and 2013, respectively. Expected annual definite lived intangible asset amortization for 2014 through 2018 is $43.4 million, $40.6 million, $34.6 million, $29.2 million and $24.1 million, respectively.

NOTE 8 — INVESTMENT IN EQUITY AFFILIATE

Correspondent One purchased closed conforming residential mortgages from approved mortgage bankers.  Prior to the sale of our interest in Correspondent One to Ocwen on March 31, 2013 (see Note 2), we had significant influence over the general operations of Correspondent One consistent with our 49% ownership level, and therefore, accounted for our investment under the equity method. On March 31, 2013, we sold our 49% interest in Correspondent One to Ocwen for $12.6 million.

Our net loss on this investment using the equity method was $0.2 million for the three months ended March 31, 2013 (no comparative amount for the three months ended March 31, 2014).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 9 — OTHER ASSETS

Other assets consist of the following:

	March 31,	December 31,
(in thousands)	2014	2013
Security deposits, net	$7,797	$7,291
Debt issuance costs, net	6,400	6,687
Maintenance agreements, non-current portion	1,995	1,465
Restricted cash	1,620	1,620
Other	540	517

Total	$18,352	$17,580

NOTE 10 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
(in thousands)	2014	2013(1)

Accounts payable	$22,986	$11,600
Accrued expenses - general	25,207	21,547
Accrued salaries and benefits	21,770	29,805
Income taxes payable	13,073	11,211
Payable to Ocwen	6,873	7,361
Payable to AAMC	—	7

Total	$89,909	$81,531

(1)             December 31, 2013 payables have been revised to reflect a purchase accounting measurement period adjustment related to the Homeward acquisition.  See Note 3.

Other current liabilities consist of the following:

	March 31,	December 31,
(in thousands)	2014	2013

Book overdrafts	$3,711	$4,232
Other	6,693	5,899

Total	$10,404	$10,131

NOTE 11 — LONG-TERM DEBT

Long-term debt consists of the following:

	March 31,	December 31,
(in thousands)	2014	2013

Senior secured term loan	$395,509	$396,503
Less: unamortized discount, net	(1,201)	(1,247)
Net long-term debt	394,308	395,256
Less: current portion	(3,975)	(3,975)

Long-term debt, less current portion	$390,333	$391,281

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

On November 27, 2012, we entered into a senior secured term loan agreement, as subsequently amended, with Bank of America, N.A., as administrative agent, and certain lenders, pursuant to which we borrowed $200.0 million.  The senior secured term loan was issued with a 1.0% original issue discount of $2.0 million, resulting in net proceeds of $198.0 million, with the Company and certain wholly-owned subsidiaries acting as guarantors (collectively, the “Guarantors”).

On May 7, 2013, we amended the senior secured term loan agreement to increase the principal amount of the senior secured term loan by $200.0 million (the “Incremental Term Loan”), which was issued with a $1.0 million original issue premium, resulting in gross proceeds to the Company of $201.0 million.  Additionally, the Incremental Term Loan amended the senior secured term loan agreement to, among other changes, provide for an additional $200.0 million incremental term loan facility accordion and increase the maximum amount of Restricted Junior Payments (as defined in the senior secured term loan agreement) that may be made by us including increasing the amount of Company share repurchases permitted.

On December 9, 2013, we entered into an Amendment No. 2 (“Second Amendment”) to the senior secured term loan agreement in which we incurred indebtedness in the form of Refinancing Debt (as defined in the senior secured term loan agreement), the proceeds of which were used to refinance, in full, the $397.5 million of term loans outstanding under the senior secured term loan agreement immediately prior to the effectiveness of the Second Amendment.  The Refinancing Debt bears interest at lower rates and has a maturity date approximately one year later than the prior term loans.  The Second Amendment further modified the senior secured term loan agreement to, among other changes, increase the maximum permitted amount of Restricted Junior Payments (as defined in the senior secured term loan agreement) including share repurchases by the Company.

The Refinancing Debt must be repaid in equal consecutive quarterly principal installments of $1.0 million commencing on December 31, 2013, with the balance due at maturity.  After giving effect to the Second Amendment, all amounts outstanding under the senior secured term loan agreement will become due on the earlier of (i) December 9, 2020, being the seventh anniversary of the closing date of the Second Amendment, and (ii) the date on which the loans are declared to be due and owing by the administrative agent at the request (or with the consent) of the Required Lenders (as defined in the senior secured term loan agreement) upon the occurrence of any event of default under the senior secured term loan agreement.

In addition to the scheduled principal payments, the Refinancing Debt is (with certain exceptions) subject to mandatory prepayment upon issuances of debt, casualty and condemnation events and sales of assets, as well as from a percentage of excess cash flow (as defined in the senior secured term loan agreement) if the leverage ratio (as defined in the senior secured term loan agreement) is greater than 2.75 to 1.00.  No mandatory prepayments were owed for the three months ended March 31, 2014.  We are permitted to make voluntary prepayments without penalty after June 9, 2014.  If prepayments are made prior to June 9, 2014, a fee of 1.0% of the principal amount of the prepaid term loans will be incurred.

After giving effect to the Second Amendment, all of the term loans outstanding under the senior secured term loan bear interest at rates based upon, at our option, the Adjusted Eurodollar Rate or the Base Rate (each as defined in the senior secured term loan agreement).  Adjusted Eurodollar Rate loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Adjusted Eurodollar Rate for the applicable interest period and (y) 1.00% plus (ii) a 3.50% margin.  Base Rate loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Base Rate and (y) 2.00% plus (ii) a 2.50% margin.  The interest rate at March 31, 2014 was 4.50%.

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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

At March 31, 2014, debt issuance costs were $6.4 million, net of $1.3 million of accumulated amortization.  At December 31, 2013, debt issuance costs were $6.7 million, net of $1.0 million of accumulated amortization. Debt issuance costs are included in other assets in the accompanying condensed consolidated balance sheets.

Interest expense on the term loans, including amortization of debt issuance costs and the net debt discount, totaled $4.8 million and $3.2 million for the three months ended March 31, 2014 and 2013, respectively.

NOTE 12 — OTHER NON-CURRENT LIABILITIES

Other non-current liabilities consist of the following:

	March 31,	December 31,
(in thousands)	2014	2013

Contingent consideration (Earn Out)	$42,946	$42,946
Other non-current liabilities	3,751	2,530

Total	$46,697	$45,476

NOTE 13 — EQUITY AND SHARE-BASED COMPENSATION

Stock Repurchase Plan

On February 28, 2014, our shareholders approved a new stock repurchase program, which replaced the previous stock repurchase program.  Under the program, we are authorized to purchase up to 3.4 million shares of our common stock, based on a limit of 15% of the outstanding shares of common stock on the date of approval, in the open market, at a minimum price of $1.00 per share and a maximum price of $500.00 per share.  This is in addition to amounts previously purchased under the prior programs.  From authorization of the previous programs through March 31, 2014, we have purchased approximately 4.1 million shares of our common stock in the open market at an average price of $66.79 per share.  We purchased 0.3 million shares of common stock at an average price of $109.97 per share during the three months ended March 31, 2014 and 0.3 million shares at an average price of $82.58 per share during the three months ended March 31, 2013. As of March 31, 2014, approximately 3.3 million shares of common stock remain available for repurchase under the new program. Luxembourg law also limits share repurchases to approximately the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased.  As of March 31, 2014, approximately $15 million was available to repurchase our common stock under Luxembourg law.  Our senior secured term loan also limits the amount we can spend on share repurchases in any year and may prevent repurchases in certain circumstances.  As of March 31, 2014, approximately $95 million was available to repurchase our common stock under our senior secured term loan.

Share-Based Compensation

We issue share-based awards in the form of stock options and certain other equity-based awards for certain employees and officers.  We recorded share-based compensation expense of $0.7 million and $1.4 million for the three months ended March 31, 2014 and 2013, respectively.

Outstanding share-based compensation currently consists primarily of stock option grants that are a combination of service-based and market-based options.

Service-Based Options.  These options are granted at fair value on the date of grant. The options generally vest over four years with equal annual cliff-vesting and expire on the earlier of 10 years after the date of grant or following termination of service. A total of 0.7 million service-based awards were outstanding at March 31, 2014.

Market-Based Options.  These option grants have two components each of which vest only upon the achievement of certain criteria. The first component, which we refer to internally as “ordinary performance” grants, consists of two-thirds of the market-based grant and begins to vest if the stock price is at least double the exercise price, as long as the stock price realizes a compounded annual gain of at least 20% over the exercise price. The remaining third of the market-based options, which we refer to internally as “extraordinary performance” grants, begins to vest if the stock price is at least triple the exercise price, as long as the stock price realizes a compounded annual gain of at least 25% over the exercise price. The vesting schedule for all market-based awards is 25% upon achievement of the criteria and the remaining 75% in three equal annual installments. A total of 1.8 million market-based awards were outstanding at March 31, 2014.

There were no options granted during the three months ended March 31, 2014.  The Company granted less than 0.1 million stock options (at a weighted average exercise price of $88.56 per share) during the three months ended March 31, 2013.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

The fair value of the service-based options was determined using the Black-Scholes option pricing model, and a lattice (binomial) model was used to determine the fair value of the market-based options, using the following assumptions as of the grant date:

Three months ended March 31, 2013
	Black-Scholes	Binomial

Risk-free interest rate	1.02% – 1.13%	0.08% – 2.02%

Expected stock price volatility	36.35% – 36.50%	36.40% – 36.50%
Expected dividend yield	—	—

Expected option life (in years)	6.25	—
Contractual life (in years)	—	14

Fair value	$31.33 – $34.74	$16.12 – $30.34

The following table summarizes the weighted average fair value of stock options granted, the total intrinsic value of stock options exercised and the fair value of options vested:

	Three months ended March 31,
(in thousands, except per share amounts)	2014	2013

Weighted average fair value at grant date per share	$ N/A	$25.22
Intrinsic value of options exercised	2,690	918
Fair value of options vested	391	838

N/A — not applicable.

Share-based compensation expense is recorded net of estimated forfeiture rates ranging from 1% to 10%.

As of March 31, 2014, estimated unrecognized compensation costs related to share-based payments amounted to $1.9 million, which we expect to recognize over a weighted average remaining requisite service period of approximately 2.7 years.

The following table summarizes the activity related to our stock options (no stock options were granted during the three months ended March 31, 2014):

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2013	2,589,343	$18.33	5.20	$363,293
Exercised	(28,538)	14.25
Forfeited	(13,751)	81.65

Outstanding at March 31, 2014	2,547,054	18.03	4.93	264,079

Exercisable at March 31, 2014	2,190,311	13.03	4.57	237,933

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 14 — COST OF REVENUE

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

(in thousands)	2014	2013

Compensation and benefits	$52,650	$32,579
Outside fees and services	52,828	34,895
Reimbursable expenses	28,795	20,266
Technology and telecommunications	8,841	5,491
Depreciation and amortization	4,691	3,731

Total	$147,805	$96,962

NOTE 15 — SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

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

(in thousands)	2014	2013

Compensation and benefits	$8,989	$5,457
Professional services	3,982	1,632
Occupancy related costs	9,311	6,576
Amortization of intangible assets	9,466	1,200
Depreciation and amortization	1,555	993
Other	10,231	2,822

Total	$43,534	$18,680

NOTE 16 — OTHER INCOME (EXPENSE), NET

Other income (expense), net consists of the following for the three months ended March 31:

(in thousands)	2014	2013

Loss in equity affiliate	$—	$(176)
Interest income	12	856
Other, net	35	25

Total	$47	$705

Loss in equity affiliate for the three months ended March 31, 2013, represents our proportional share of the losses in Correspondent One (see Note 8).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 17 — EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the assumed conversion of all dilutive securities using the treasury stock method.

Basic and diluted EPS are calculated as follows for the three months ended March 31:

(in thousands, except per share data)	2014	2013

Net income attributable to Altisource	$39,631	$27,518

Weighted average common shares outstanding, basic	22,509	23,374
Dilutive effect of stock options	2,153	1,684

Weighted average common shares outstanding, diluted	24,662	25,058

Earnings per share:
Basic	$1.76	$1.18
Diluted	$1.61	$1.10

For the three months ended March 31, 2014 and 2013, less than 0.1 million and 0.1 million options, respectively, that were anti-dilutive, have been excluded from the computation of diluted EPS.  These options were anti-dilutive because their exercise price was greater than the average market price of our common stock.  Also excluded from the computation of diluted EPS for the three months ended March 31, 2014 and 2013 are less than 0.1 million and 0.1 million options, respectively, granted for shares that are issuable upon the achievement of certain market and performance criteria related to our common stock price and an annualized rate of return to investors that have not yet been met.

NOTE 18 — COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we are involved in legal proceedings arising in the ordinary course of business.  We record a liability for litigation if an unfavorable outcome is probable and the amount of loss can be reasonably estimated, including expected insurance coverage.  For proceedings where a range of loss is determined, we record a best estimate of loss within the range.

Escrow and Trust Balances

We hold customers’ assets in escrow and trust accounts at various financial institutions pending completion of certain real estate activities.  We also hold cash in trust accounts at various financial institutions where contractual obligations mandate maintaining dedicated bank accounts for Financial Services collections.  These amounts are held in escrow and trust accounts for limited periods of time and are not included in the condensed consolidated balance sheets.  Amounts held in escrow and trust accounts were $97.2 million and $71.8 million at March 31, 2014 and December 31, 2013, respectively.

NOTE 19 — SEGMENT REPORTING

Our business segments are based upon our organizational structure, which focuses primarily on the services offered, and are consistent with the internal reporting used by our Chief Executive Officer to evaluate operating performance and to assess the allocation of our resources.

We classify our business into three reporting segments. The Mortgage Services segment provides services that span the mortgage and real estate lifecycle and are typically outsourced by loan servicers, loan originators and investors in single family homes. The Financial Services segment provides collection and customer relationship management services primarily to debt originators and servicers (e.g., credit card, auto lending, retail credit and mortgage) and the utility and insurance industries. The Technology Services segment principally consists of our REALSuite™ software applications, Equator’s software applications as well as our information technology infrastructure services.  The REALSuite platform provides a fully integrated set of software applications and technologies that manage the end-to-end lifecycle for residential and commercial mortgage loan servicing including the automated management and payment of a distributed network of vendors. Equator’s software applications provide comprehensive, end-to-end workflow and transaction services to manage real estate and foreclosure related activities and

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

purchase related services from vendors.  In addition, Corporate Items and Eliminations include eliminations of transactions between the reporting segments and costs related to corporate support functions including executive, finance, legal, human resources, vendor management, risk and operational effectiveness.

Financial information for our segments is as follows:

	Three months ended March 31, 2014
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$175,776	$24,285	$47,504	$(8,296)	$239,269
Cost of revenue	102,804	14,613	37,765	(7,377)	147,805
Gross profit	72,972	9,672	9,739	(919)	91,464
Selling, general and administrative expenses	19,194	4,663	6,594	13,083	43,534
Income from operations	53,778	5,009	3,145	(14,002)	47,930
Other income (expense), net	48	(1)	(16)	(4,760)	(4,729)
Income before income taxes and non-controlling interests	$53,826	$5,008	$3,129	$(18,762)	$43,201

	Three months ended March 31, 2013
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$117,448	$16,336	$20,231	$(5,188)	$148,827
Cost of revenue	72,369	12,026	17,112	(4,545)	96,962
Gross profit	45,079	4,310	3,119	(643)	51,865
Selling, general and administrative expenses	5,458	2,850	1,865	8,507	18,680
Income from operations	39,621	1,460	1,254	(9,150)	33,185
Other income (expense), net	(173)	(3)	4	(2,335)	(2,507)
Income before income taxes and non-controlling interests	$39,448	$1,457	$1,258	$(11,485)	$30,678

				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Total assets:
March 31, 2014	$315,551	$59,784	$248,359	$110,357	$734,051
December 31, 2013	310,253	55,930	274,766	85,928	726,877

Our services are provided to customers primarily located in the United States.  Premises and equipment, net consist of the following, by country:

	March 31,	December 31,
(in thousands)	2014	2013

United States	$69,817	$63,615
India	16,509	16,404
Luxembourg	4,410	3,217
Philippines	3,803	4,016

Total	$94,539	$87,252

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our businesses, current developments, financial condition, results of operations and liquidity.  Our MD&A should be read in conjunction with our Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”) on February 13, 2014.

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

Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the risks discussed in Part II, Item 1A of this report and in the “Risk Factors” section of our Form 10-K for the year ended December 31, 2013 and include the following:

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

We classify our business into the following three reporting segments:

Mortgage Services: Provides services that span the mortgage and real estate lifecycle and are typically outsourced by loan servicers, originators and investors in single family homes.  We provide these services primarily for loan portfolios serviced by Ocwen Financial Corporation (“Ocwen”) and its subsidiaries.  We also have longstanding relationships with some of the leading capital markets firms, commercial banks, hedge funds, insurance companies and mortgage bankers.  Within the Mortgage Services segment, we provide the following services:

Asset management — Asset management services principally include property preservation, property inspection, real estate owned (“REO”) asset management, the Hubzu® consumer real estate portal and REO brokerage services. We also provide property management, lease management and renovation management services for single family rental properties.

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

Origination management services — Origination management services principally include Mortgage Partnership of America, L.L.C. (“MPA”) and our contract underwriting and quality control businesses.  MPA serves as the manager of Best Partners Mortgage Cooperative, Inc. (“BPMC”), which is referred to as the Lenders One Mortgage Cooperative (“Lenders One”), a national alliance of independent mortgage bankers that provides its members with education and training along with revenue enhancing, cost reducing and market share expanding opportunities.  We provide other origination related services in the residential property valuation and insurance businesses.  In addition, some of the origination related reseller businesses, including the flood certification business, are included in the Technology Services REALSuite business.

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

Technology Services:  Comprises our REALSuite of software applications, Equator, LLC’s (“Equator”) software applications and our information technology (“IT”) infrastructure management services.  We currently provide our IT infrastructure management services to Ocwen and its subsidiaries, Home Loan Servicing Solutions, Ltd. (“HLSS”), Altisource Residential Corporation (“Residential”) and Altisource Asset Management Company (“AAMC”) through managed services agreements and our other segments in a shared services model.  The REALSuite platform provides a fully integrated set of software applications and technologies that manage the end-to-end lifecycle for residential and commercial mortgage loan servicing including the automated management and payment of a distributed network of vendors.  A brief description of the key REALSuite and Equator’s software products is below:

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

REALResolution™ — A technology platform that provides services with an automated loss mitigation and home retention solution for delinquent and defaulted loans.

REALTrans® — A patented electronic business-to-business exchange that automates and simplifies the ordering, tracking and fulfillment of vendor provided services principally related to real estate and mortgages.  This technology solution, whether web-based or integrated into a servicing system, connects multiple service providers through a single platform and forms an efficient method for managing a large scale network of vendors.

REALRemit® — A patented electronic invoicing and payment system that provides vendors with the ability to submit invoices electronically for payment and to have invoice payments deposited directly to their respective bank accounts.

REALDoc® — An automated document management platform consisting of three primary modules:  REALDoc Capture, which converts images to processable data, indexes documents and provides customizable workflows based on data attributes; REALDoc Correspondence, which provides a scalable document creation and generation platform; and REALDoc Vault, which provides a scalable and distributed storage platform and secure document viewer.

Equator’s Solutions — The EQ Workstation®, EQ Marketplace®, EQ Midsource® and EQ Portal™ platforms can be used a la carte or together as an end-to-end solution.  EQ Workstation provides comprehensive, end-to-end workflow and transaction services to manage real estate and foreclosure related activities.  EQ Marketplace provides a coordinated means of purchasing a variety of real estate services from vendors including realtors, title, closing, inspection and valuation.  EQ Midsource allows users of EQ Workstation to outsource all or specific components of real estate related activities.  EQ Portal provides realtors direct access to process real estate transactions with secure exchange of data and documents along with realtor marketing, training and certification.

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

Stock Repurchase Plan

On February 28, 2014, our shareholders approved a new stock repurchase program, which replaced the previous stock repurchase program.  Under the program, we are authorized to purchase up to 3.4 million shares of our common stock, based on a limit of 15% of the outstanding shares of common stock on the date of approval, in the open market, at a minimum price of $1.00 per share and a maximum price of $500.00 per share.  This is in addition to amounts previously purchased under the prior programs.  From authorization of the previous programs through March 31, 2014, we have purchased approximately 4.1 million shares of our common stock in the open market at an average price of $66.79 per share.  We purchased 0.3 million shares of common stock at an average price of $109.97 per share during the three months ended March 31, 2014 and 0.3 million shares at an average price of $82.58 per share during the three months ended March 31, 2013. As of March 31, 2014, approximately 3.3 million shares of common stock remain available for repurchase under the new program. Luxembourg law also limits share repurchases to approximately the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased.  As of March 31, 2014, approximately $15 million was available to repurchase our common stock under Luxembourg law.  Our senior secured term loan also limits the amount we can spend on share repurchases in any year and may prevent repurchases in certain circumstances.  As of March 31, 2014, approximately $95 million was available to repurchase our common stock under our senior secured term loan.

Altisource’s Vision and Growth Initiatives

Since our separation from Ocwen, Altisource has become a company providing a full suite of mortgage, real estate and consumer debt services, leveraging our technology and global operations.  Our relationship with Ocwen provided a foundation on which we built our business and remains an important priority for us.  Altisource’s vision has evolved to become the premier provider of real estate and mortgage marketplaces offering both distribution and content.  Within these industries, we are facilitating transactions related to home sales, home rentals, home maintenance, mortgage origination and mortgage servicing.  We continue to expand our service offerings and customer base by enhancing and broadening the services we provide to existing customers as well as extending our services to new customers.  The Equator acquisition, with its real estate and mortgage marketplace and transaction solutions, is in line with this vision and accelerates our evolution and growth.

We believe there are significant growth opportunities for Altisource in the real estate and mortgage markets leveraging our distribution and transaction solutions.  Our strategic growth initiatives are:

Real estate market:

•                  maintaining and growing our services provided to Ocwen’s residential REO servicing portfolio

•                  deploying Hubzu to other institutions and the non-distressed home sales market

•                  providing property management, lease management and renovation management services to the single family rental market

Mortgage market:

•                  maintaining and growing our services provided to Ocwen’s residential loan servicing portfolio

•                  growing our origination related services by providing services to the members of Lenders One and Ocwen’s origination platform

•                  developing our next generation REALServicing technology

Distribution and transaction solutions:

•                  developing our next generation REALTrans (vendor management), REALRemit (invoice management) and REALDoc (document management) technologies

Factors Affecting Comparability

The following items may impact the comparability of our results:

•                  The average number of loans serviced by Ocwen on REALServicing totaled 1.9 million for the three months ended March 31, 2014 compared to 0.9 million for the three months ended March 31, 2013.  The average number of delinquent non-Government-Sponsored Enterprise (“non-GSE”) loans serviced by Ocwen on REALServicing totaled 369 thousand for the three months ended March 31, 2014 compared to 235 thousand for the three months ended March 31, 2013;

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

•                  On April 12, 2013, we completed the ResCap fee-based business transaction with Ocwen for an aggregate purchase price of $128.8 million; and

•                  In November 2012, we borrowed $200.0 million under a senior secured term loan agreement and increased our borrowings to $400.0 million on May 7, 2013. On December 9, 2013, we refinanced the senior secured term loan which included, among other changes, lowering the interest rate of the term loans.  Interest expense totaled $4.8 million for the three months ended March 31, 2014 compared to $3.2 million for the three months ended March 31, 2013.

CONSOLIDATED RESULTS OF OPERATIONS

Summary Consolidated Results

The following is a discussion of our consolidated results of operations for the periods indicated.

The following table sets forth information regarding our results of operations for the three months ended March 31:

(in thousands, except per share data)	2014	2013	% Increase (decrease)

Service revenue
Mortgage Services	$146,494	$96,377	52
Financial Services	24,257	16,132	50
Technology Services	47,504	20,231	135
Eliminations	(8,296)	(5,188)	(60)
	209,959	127,552	65
Reimbursable expenses	28,795	20,266	42
Non-controlling interests	515	1,009	(49)
Total revenue	239,269	148,827	61
Cost of revenue	147,805	96,962	52
Gross profit	91,464	51,865	76
Selling, general and administrative expenses	43,534	18,680	133
Income from operations	47,930	33,185	44
Other income (expense), net:
Interest expense	(4,776)	(3,212)	(49)
Other income (expense), net	47	705	(93)
Total other income (expense), net	(4,729)	(2,507)	(89)
Income before income taxes and non-controlling interests	43,201	30,678	41
Income tax provision	(3,055)	(2,151)	(42)
Net income	40,146	28,527	41
Net income attributable to non-controlling interests	(515)	(1,009)	49

Net income attributable to Altisource	$39,631	$27,518	44

Margins:
Gross profit/service revenue	44%	41%
Income from operations/service revenue	23%	26%

Earnings per share:
Basic	$1.76	$1.18	49
Diluted	$1.61	$1.10	46

Revenue

We recognized service revenue of $210.0 million for the three months ended March 31, 2014, a 65% increase when compared to the three months ended March 31, 2013.  The continued growth in service revenue was driven by Ocwen’s continued growth and the expansion of services we provide to the loans in Ocwen’s servicing portfolio.  Growth in our Financial Services business was from expanding the mortgage charge-off collection business, growing relationships with existing clients and attracting new clients in the customer relationship management business.  Service revenue growth was also driven by increases in Technology Services’ licensing revenue from the growth in Ocwen’s servicing portfolio and Equator, which was acquired in November 2013.

The increase in revenue from reimbursable expenses for the three months ended March 31, 2014 of $8.5 million, or 42% compared to the three months ended March 31, 2013, is primarily due to the growth of Ocwen’s loan servicing portfolio, although reimbursable expenses can vary significantly from period to period based on the mix of services ordered.

Our revenues are impacted by seasonality.  More specifically, the Financial Services segment’s asset recovery management revenue tends to be higher in the first quarter and generally declines throughout the year.  Mortgage Services revenue is impacted by REO sales, which tend to be at their lowest level during the fall and winter months and highest during the spring and summer months.

Cost of Revenue and Gross Profit

Cost of revenue principally includes payroll and employee benefits associated with personnel employed in customer service and operations roles, fees paid to external providers related to the provision of services, reimbursable expenses, technology and telecommunications expenses and depreciation and amortization of operating assets.

We recognized cost of revenue of $147.8 million for the three months ended March 31, 2014, a 52% increase compared to the three months ended March 31, 2013. The increase in cost of revenue is primarily attributable to increased compensation, technology and vendor costs associated with the growth in Ocwen’s loan servicing portfolio.  In addition, our technology costs increased as a result of Equator’s cost of revenue and we increased our investment in the development of our next generation technology and infrastructure to support our growth.

Gross profit increased to $91.5 million, representing 44% of service revenue, for the three months ended March 31, 2014 from $51.9 million, representing 41% of service revenue, for the three months ended March 31, 2013.  The increase in gross profit margin was driven by margin expansion in all three of our reporting segments, partially offset by a shift in revenue mix across the segments.  In the Mortgage Services segment, we expanded our gross profit margin by fully utilizing employees that we were carrying throughout 2013 in anticipation of new business and performing certain services using our employees instead of outside vendors.  In the Financial Services segment, we expanded our gross profit margin through the growth of the higher margin mortgage charge-off collections and customer relationship management businesses.  In the Technology Services segment, we expanded our gross profit margin from a larger number of loans on REALServicing and from the Equator business, partially offset by our continued investment in our next generation technology to support our growth.  The mix of revenue across our segments partially offsets the improvements in each of the individual segments as our lower margin Technology Services segment grew at a considerably higher rate than the higher margin Mortgage Services segment.  While gross profit margins in the Technology Services segment improved for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, we anticipate margins to remain constrained as we continue to invest in the development of our next generation technology.

Selling, General and Administrative Expenses and Income from Operations

Selling, general and administrative expenses (“SG&A”) include payroll for personnel employed in executive, finance, legal, human resources, vendor management, risk and operational effectiveness roles.  This category also includes occupancy costs, professional fees, depreciation and amortization of intangible assets.

We recognized SG&A of $43.5 million for the three months ended March 31, 2014, a 133% increase compared to the three months ended March 31, 2013. This increase is primarily driven by higher amortization of intangible assets recorded in connection with the Homeward, ResCap and Equator acquisitions which closed on March 29, 2013, April 12, 2013 and November 15, 2013, respectively.  Amortization expense was $9.5 million and $1.2 for the three months ended March 31, 2014 and 2013, respectively.  In addition, SG&A increased from higher Hubzu marketing costs and higher occupancy costs associated with office relocations and higher staffing levels.  We are also expanding some of our corporate functions to support Altisource’s growth.

Income from operations increased to $47.9 million, representing 23% of service revenue, for the three months ended March 31, 2014 from $33.2 million, representing 26% of service revenue, for the three months ended March 31, 2013.  The decrease in operating income margin is the result of the increase of SG&A as a percentage of service revenue, partially offset by a higher gross profit margin, as discussed above.

Other Income (Expense), net

Other income (expense), net principally includes interest expense and interest income.  Interest expense for the three months ended March 31, 2014 increased by $1.6 million compared to the three months ended March 31, 2013 from the additional $200.0 million senior secured term loan borrowings on May 7, 2013.  For the three months ended March 31, 2013, we recorded $0.8 million of interest income earned on the $75.0 million loan to Ocwen, which was repaid in February 2013 (no comparative amount for the three months ended March 31, 2014).

Income Tax Provision

We recognized an income tax provision of $3.1 million for the three months ended March 31, 2014 compared to $2.2 million for the three months ended March 31, 2013.  Altisource’s effective tax rate differs from the Luxembourg statutory tax rate of 29.2% primarily because of the effect of a favorable tax ruling in Luxembourg and the mix of income and losses in multiple tax jurisdictions.  Our effective tax rate for the three months ended March 31, 2014 was 7.1% compared to 7.0% for the three months ended March 31, 2013.  Our consolidated effective income tax rate for financial reporting purposes may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our domestic and international operations, which may be subject to differing tax rates, and our ability to utilize net operating loss and tax credit carryforwards.

SEGMENT RESULTS OF OPERATIONS

The following section provides a discussion of pre-tax results of operations of our business segments for the three months ended March 31, 2014 and 2013.  Transactions between segments are accounted for as third party arrangements for purposes of presenting segment results of operations.  Intercompany transactions primarily consist of IT infrastructure services and charges for the use of certain REALSuite applications from our Technology Services segment to our other two segments and corporate.  Generally, we reflect these as service revenue in the Technology Services segment and technology and telecommunications expense within cost of revenue and SG&A in the segment receiving the services, except for consulting services, which we reflect in outside fees and services within cost of revenue.

Financial information for our segments is as follows:

	Three months ended March 31, 2014
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(dollars in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue
Service revenue	$146,494	$24,257	$47,504	$(8,296)	$209,959
Reimbursable expenses	28,767	28	—	—	28,795
Non-controlling interests	515	—	—	—	515
	175,776	24,285	47,504	(8,296)	239,269
Cost of revenue	102,804	14,613	37,765	(7,377)	147,805
Gross profit	72,972	9,672	9,739	(919)	91,464
Selling, general and administrative expenses	19,194	4,663	6,594	13,083	43,534
Income from operations	53,778	5,009	3,145	(14,002)	47,930
Other income (expense), net	48	(1)	(16)	(4,760)	(4,729)
Income before income taxes and non-controlling interests	$53,826	$5,008	$3,129	$(18,762)	$43,201

Margins:
Gross profit/service revenue	50%	40%	21%	N/M	44%
Income from operations/service revenue	37%	21%	7%	N/M	23%

Transactions with related parties:
Revenue	$122,439	$6,302	$16,817	$—	$145,558
Selling, general and administrative expenses	—	—	—	829	829

N/M — not meaningful.

	Three months ended March 31, 2013
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(dollars in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue
Service revenue	$96,377	$16,132	$20,231	$(5,188)	$127,552
Reimbursable expenses	20,062	204	—	—	20,266
Non-controlling interests	1,009	—	—	—	1,009
	117,448	16,336	20,231	(5,188)	148,827
Cost of revenue	72,369	12,026	17,112	(4,545)	96,962
Gross profit	45,079	4,310	3,119	(643)	51,865
Selling, general and administrative expenses	5,458	2,850	1,865	8,507	18,680
Income from operations	39,621	1,460	1,254	(9,150)	33,185
Other income (expense), net	(173)	(3)	4	(2,335)	(2,507)
Income before income taxes and non-controlling interests	$39,448	$1,457	$1,258	$(11,485)	$30,678

Margins:
Gross profit/service revenue	47%	27%	15%	N/M	41%
Income from operations/service revenue	41%	9%	6%	N/M	26%

Transactions with related parties:
Revenue	$79,875	$39	$10,184	$—	$90,098
Selling, general and administrative expenses	29	—	—	644	673
Interest income	—	—	—	773	773

N/M — not meaningful.

Mortgage Services

Revenue

Revenue by service line was as follows for the three months ended March 31:

(in thousands)	2014	2013	% Increase (decrease)

Service revenue:
Asset management services	$74,725	$31,369	138
Insurance services	34,965	22,547	55
Residential property valuation	27,196	22,811	19
Default management services	5,837	10,970	(47)
Origination management services	3,771	8,680	(57)
Total service revenue	146,494	96,377	52

Reimbursable expenses:
Asset management services	27,162	19,400	40
Default management services	917	428	114
Insurance services	649	143	N/M
Origination management services	39	91	(57)
Total reimbursable expenses	28,767	20,062	43

Non-controlling interests	515	1,009	(49)

Total revenue	$175,776	$117,448	50

Revenue from related parties:
Asset management services	$80,630	$44,201	82
Residential property valuation	26,241	21,596	22
Insurance services	11,005	9,492	16
Default management services	4,169	4,352	(4)
Origination management services	394	234	68

Total	$122,439	$79,875	53

N/M — not meaningful.

The revenue growth in all service lines, except default management services and origination management services, is primarily driven by Ocwen’s growth as loans from its servicing acquisitions are boarded onto REALServicing.  From March 31, 2013 through March 31, 2014, Ocwen boarded 1.2 million loans onto REALServicing from Ocwen’s acquisitions of Homeward, ResCap and OneWest Bank FSB servicing rights.  The decline in default management services revenue was driven primarily by lower levels of foreclosure starts.  The lower origination management services revenue for the three months ended March 31, 2014 was driven by lower origination volume and the loss of a customer who, in the fourth quarter 2013, eliminated its affinity relationship with Altisource and its other similar vendor partners.

Cost of Revenue and Gross Profit

Cost of revenue consists of the following for the three months ended March 31:

(in thousands)	2014	2013	% Increase (decrease)

Compensation and benefits	$15,452	$14,606	6
Outside fees and services	51,850	33,237	56
Reimbursable expenses	28,767	20,062	43
Technology and telecommunications	6,204	4,120	51
Depreciation and amortization	531	344	54

Cost of revenue	$102,804	$72,369	42

Cost of revenue increased during the three months ended March 31, 2014 primarily due to the growth of Ocwen’s loan servicing portfolio.  Outside fees and services, technology and telecommunications and depreciation and amortization increased in line with the increase in service revenue.  However, compensation and benefits costs as a percentage of service revenue continued to decrease as we continue to experience the benefit of our workforce efficiency initiatives on higher referral volumes and transitioning the performance of certain services to lower cost geographies.

Gross profit increased to $73.0 million, representing 50% of service revenue, for the three months ended March 31, 2014 from $45.1 million, representing 47% of service revenue, for the three months ended March 31, 2013.  We expanded our gross profit margin by fully utilizing employees that we were carrying throughout 2013 in anticipation of new business and performing certain services using our employees instead of outside vendors.  The increase in gross profit margin was partially offset by the impact of revenue mix.  Generally, we have been able to maintain our margins in a period of accelerated growth, and we anticipate that we will continue to improve margins by reducing employee and vendor costs as a percentage of service revenue through workforce efficiency initiatives, vendor cost reduction initiatives and displacing vendors with internal personnel at a lower cost.

Our margins can vary substantially depending upon when Ocwen acquires and boards servicing rights onto REALServicing.  Typically, compensation and benefits will increase in anticipation of a boarding as we hire and train personnel to deliver services in advance of the actual boarding of loans.  Over time, these costs as a percentage of service revenue decline as we generate revenue with no increased costs as we experience benefits from our workforce efficiency initiatives.  As new loans are boarded by Ocwen onto REALServicing, for the initial months post-boarding, we tend to deliver an elevated level of lower margin residential property valuation and property inspection and preservation services.

Selling, General and Administrative Expenses and Income from Operations

SG&A increased during the three months ended March 31, 2014 principally due to the amortization of intangible assets recorded in connection with the Homeward and ResCap transactions.  Amortization expense was $7.1 million and $0.7 million for the three months ended March 31, 2014 and 2013, respectively.  Higher SG&A was also driven by increased Hubzu marketing costs and higher facility costs from increased headcount.

Income from operations increased to $53.8 million, representing 37% of service revenue, for the three months ended March 31, 2014 from $39.6 million, representing 41% of service revenue, for the three months ended March 31, 2013.  The decrease in operating income margin is the result of the increase of SG&A as a percentage of service revenue, partially offset by a higher gross profit margin, as discussed above.

Financial Services

Revenue

Revenue by service line was as follows for the three months ended March 31:

(in thousands)	2014	2013	% Increase (decrease)

Service revenue:
Asset recovery management	$11,282	$5,952	90
Customer relationship management	12,975	10,180	27
Total service revenue	24,257	16,132	50

Reimbursable expenses:
Asset recovery management	28	204	(86)
Total reimbursable expenses	28	204	(86)

Total revenue	$24,285	$16,336	49

Transactions with related parties:
Asset recovery management	$6,302	$39	N/M

N/M — not meaningful.

Financial Services revenue increased during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to the expansion of the mortgage charge-off collections business and growth in the customer relationship management business from the addition of new clients and the expansion of services provided to existing clients.

Our Financial Services business is impacted by seasonality.  Asset recovery management revenue tends to be higher in the first quarter of each year as borrowers utilize tax refunds and bonuses to pay debts.

Cost of Revenue and Gross Profit

Cost of revenue consists of the following for the three months ended March 31:

(in thousands)	2014	2013	% Increase (decrease)

Compensation and benefits	$11,039	$8,903	24
Outside fees and services	817	1,220	(33)
Reimbursable expenses	28	204	(86)
Technology and telecommunications	2,440	1,467	66
Depreciation and amortization	289	232	25

Cost of revenue	$14,613	$12,026	22

Compensation and benefits increased during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to growth in staffing levels in the mortgage charge-off collections and customer relationship management businesses to support the growth experienced in these businesses.

Gross profit increased to $9.7 million, representing 40% of service revenue, for the three months ended March 31, 2014 from $4.3 million, representing 27% of service revenue, for the three months ended March 31, 2013.  We expanded our gross profit margin through the growth of the higher margin mortgage charge-off collections and customer relationship management businesses.

Selling, General and Administrative Expenses and Income from Operations

SG&A increased during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 principally from higher amortization of intangible assets recorded in connection with the ResCap transaction.  Amortization expense was $1.5 million and $0.5 million for the three months ended March 31, 2014 and 2013, respectively.

Income from operations increased to $5.0 million, representing 21% of service revenue, for the three months ended March 31, 2014 from $1.5 million, representing 9% of service revenue, for the three months ended March 31, 2013.  The increase in operating income margin is the result of a higher gross profit margin, partially offset by the increase of SG&A as a percentage of service revenue, as discussed above.

Technology Services

Revenue

Revenue by service line was as follows for the three months ended March 31:

(in thousands)	2014	2013	% Increase (decrease)

Revenue:
REALSuite and Equator	$35,258	$12,973	172
IT infrastructure services	12,246	7,258	69

Total revenue	$47,504	$20,231	135

Transactions with related parties:
REALSuite and Equator	$11,350	$7,198	58
IT infrastructure services	5,467	2,986	83

Total	$16,817	$10,184	65

The increase in REALSuite and Equator revenue for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 is primarily driven by the acquisition of Equator in November 2013, increased licensing revenue from REALDoc and the growth in Ocwen’s residential loan servicing portfolio on REALServicing from Ocwen’s acquisitions of Homeward, ResCap and OneWest Bank FSB servicing rights.

IT infrastructure services revenue also increased for the three months ended March 31, 2014 due to an increase in headcount and costs to support strategic initiatives at both Ocwen and Altisource.  IT infrastructure services are billed on a cost plus basis.

Services provided to our other segments are eliminated in consolidation but are included as revenue in the Technology Services segment and as technology and telecommunications expense, a component of cost of revenue and SG&A, in our other segments for segment presentation purposes.

Cost of Revenue and Gross Profit

Cost of revenue consists of the following for the three months ended March 31:

(in thousands)	2014	2013	% Increase (decrease)

Compensation and benefits	$26,159	$9,070	188
Outside fees and services	433	507	(15)
Technology and telecommunications	7,303	4,381	67
Depreciation and amortization	3,870	3,154	23

Cost of revenue	$37,765	$17,112	121

Cost of revenue increased during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to the acquisition of Equator and hiring more and higher cost personnel to support the development of our next generation REALSuite software.  We expect cost of revenue in the Technology Services segment to increase as we continue to invest in personnel to support our development and growth initiatives.  Technology and telecommunications costs were higher primarily as a result of the acquisition of Equator, the increase in employee headcount and the expansion and relocation of facilities.

Gross profit increased to $9.7 million, representing 21% of service revenue, for the three months ended March 31, 2014 from $3.1 million, representing 15% of service revenue, for the three months ended March 31, 2013.  We expanded our gross profit margin from a larger number of loans on REALServicing and from the Equator business which we acquired in November 2013, partially offset by our continued investment in our next generation technology to support our growth.  While our gross profit margin improved for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, we anticipate margins to remain constrained as we continue to invest in the development of our next generation technology.

Selling, General and Administrative Expenses and Income from Operations

SG&A increased during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to higher administrative employee costs and increased intangible asset amortization related to the Homeward, ResCap and Equator acquisitions.  Amortization expense was $0.9 million for the three months ended March 31, 2014 (no comparative amount for the three months ended March 31, 2013).

Income from operations increased to $3.1 million, representing 7% of service revenue, for the three months ended March 31, 2014 from $1.3 million, representing 6% of service revenue, for the three months ended March 31, 2013.  The increase in operating income margin is the result of a higher gross profit margin, partially offset by the increase of SG&A as a percentage of service revenue, as discussed above.

Corporate Items and Eliminations

Corporate Items and Eliminations include costs related to corporate support functions including executive, finance, legal, human resources, vendor management, risk, operational effectiveness and interest expense.  It also includes eliminations of transactions between the reporting segments.

Corporate costs increased during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to higher compensation and employee-related costs, lease costs and interest expense.  We incurred higher compensation and employee-related costs as we are expanding certain corporate functions to support our continued growth.  The higher lease costs relate to the build-out of new facilities to support our continued expansion.  We reflect initial lease and other facility-related costs in Corporate Items and Eliminations until the facilities are approximately 40% occupied by the business units, at which time the cost is reflected in the respective segment’s financial statements.

Interest expense for the three months ended March 31, 2014 increased by $1.6 million compared to the three months ended March 31, 2013 from the additional $200.0 million senior secured term loan borrowings on May 7, 2013.  For the three months ended March 31, 2013, we recorded $0.8 million of interest income earned on the $75.0 million loan to Ocwen which was repaid in February 2013.

The amount of intercompany revenue eliminated in consolidation increased during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.  These intercompany transactions primarily consisted of IT infrastructure services as well as charges for the use of certain REALSuite applications from our Technology Services segment to our other two business segments.  While the expenses are recognized in the Mortgage Services and Financial Services segments above, the elimination of these expenses is reflected in Corporate Items and Eliminations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary source of liquidity is cash flows from operations.  We seek to deploy excess cash generated in a disciplined manner. Principally, we intend to use excess cash to develop complementary services and businesses that we believe will generate attractive margins in line with our core capabilities and strategy.  Further, we evaluate potential acquisitions that align with our vision and accelerate the achievement of our strategic objectives.  We also intend to use excess cash to repurchase shares of our common stock.

Senior Secured Term Loan

On November 27, 2012, we entered into a seven-year senior secured term loan agreement with Bank of America, N.A. as administrative agent, pursuant to which we borrowed $200.0 million.  On May 7, 2013, we amended the senior secured term loan agreement to increase the principal amount of the senior secured term loan by $200.0 million and to provide additional share repurchase capacity, among other changes. Under the terms of the senior secured term loan, as amended, we have the ability to borrow an additional $200.0 million under an accordion provision. On December 9, 2013, we entered into Amendment No. 2 (“Second Amendment”) to the senior secured term loan agreement in which we incurred indebtedness in the form of Refinancing Debt (as defined in the senior secured term loan agreement), the proceeds of which were used to refinance, in full, the term loans outstanding under the senior secured term loan agreement immediately prior to the effectiveness of the Second Amendment.  The Refinancing Debt bears interest at lower rates and has a maturity date approximately one year later than the prior term loans.  Generally, the margin applied to either the Adjusted Eurodollar rate or the Base Rate, as defined in the senior secured term loan agreement, was reduced by 1 percentage point and the floor was reduced by 0.25 percentage points.  The Second Amendment further modified the senior secured term loan agreement to, among other changes, increase the maximum permitted amount of Restricted Junior Payments (as defined in the senior secured term loan agreement), including share repurchases by the Company.

The Refinancing Debt must be repaid in equal consecutive quarterly principal installments of $1.0 million commencing on December 31, 2013, with the balance due at maturity.  After giving effect to the Second Amendment, all amounts outstanding under the senior secured term loan agreement will become due on the earlier of (i) December 9, 2020, being the seventh anniversary of the closing date of the Second Amendment, and (ii) the date on which the loans are declared to be due and owing by the administrative agent at the request (or with the consent) of the Required Lenders (as defined in the senior secured term loan agreement) upon the occurrence of any event of default under the senior secured term loan agreement.  However, if leverage ratios, as defined in the senior secured term loan agreement, exceed 2.75 to 1.00, a percentage of cash flow must be used to repay principal.  No mandatory prepayments were owed for the three months ended March 31, 2014.  We are permitted to make voluntary prepayments without penalty after June 9, 2014.  If prepayments are made prior to June 9, 2014, 1.0% of the principal amount of the prepaid term loan will be incurred.  Interest payments are due monthly.  The interest rate as of March 31, 2014 was 4.50%.

The debt covenants in the senior secured term loan agreement limit, among other things, our ability to incur additional debt, pay dividends and repurchase stock.  In the event we require additional liquidity, our ability to obtain it may be limited by the senior secured term loan.

Cash Flows

The following table presents our cash flows for the three months ended March 31:

(dollars in thousands)	2014	2013	% Increase (decrease)

Net income adjusted for non-cash items	$59,116	$36,585	62
Changes in operating assets and liabilities	(22,807)	(27,029)	16
Net cash flows provided by operating activities	36,309	9,556	280
Net cash flows used in investing activities	(13,245)	(7,827)	(69)
Net cash flows used in financing activities	(37,012)	(23,295)	(59)
Decrease in cash and cash equivalents	(13,948)	(21,566)	35
Cash and cash equivalents at beginning of period	130,324	105,502	24

Cash and cash equivalents at end of period	$116,376	$83,936	39

Cash Flows from Operating Activities

Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net income.  For the three months ended March 31, 2014, we generated $36.3 million of cash flows from operations, or approximately $0.17 for every dollar of service revenue compared to $9.6 million of cash flows from operations, or approximately $0.07 for every dollar of service revenue for the three months ended March 31, 2013.  The increase in cash flows from operations for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 is principally driven by the increase in net income, after adding back depreciation and amortization, including amortization of intangible assets and favorable changes in working capital.

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

Cash Flows from Investing Activities

Cash flows from investing activities include capital expenditures of $12.9 million and $7.0 million for the three months ended March 31, 2014 and 2013, respectively, primarily related to facility build-outs and investments in infrastructure and the next generation of our REALSuite of software applications.  On March 29, 2013, we acquired the Homeward fee-based business from Ocwen for $75.8 million, after a working capital and net income adjustment.  On February 15, 2013, Ocwen repaid the $75.0 million loan that it borrowed from us in December 2012.

Cash Flows from Financing Activities

Cash flows from financing activities for the three months ended March 31, 2014 and 2013 primarily include activity associated with share repurchases, stock option exercises and payments to non-controlling interests.  For the three months ended March 31, 2014 and 2013, we spent $35.8 million and $22.0 million, respectively, to repurchase our common stock.  Stock option exercises provided proceeds of $0.4 million and $0.5 million for the three months ended March 31, 2014 and 2013, respectively.  During the three months ended March 31, 2014 and 2013, we repaid $1.0 million and $0.5 million, respectively, of the borrowings under the senior secured term loan. Distributions to non-controlling interests were $0.7 million and $1.1 million for the three months ended March 31, 2014 and 2013, respectively.

Liquidity Requirements after March 31, 2014

On November 15, 2013, we completed the acquisition of Equator and paid $63.4 million at closing in cash (net of closing working capital adjustments).  Additionally, the purchase agreement provides for the payment of up to $80 million in potential additional consideration determined based on Equator’s Adjusted EBITA (as defined in the purchase agreement) in the three consecutive 12-month periods following closing. Up to $22.5 million of this potential additional consideration can be earned in each of the first two 12-month periods, and up to $35.0 million can be earned in the third 12-month period. Any amounts earned upon the achievement of Adjusted EBITA thresholds are payable through 2017.  We may, at our discretion, pay up to 20% of each payment of any of this potential additional consideration in shares of Company restricted stock, with the balance to be paid in cash.

During the second quarter of 2014, we expect to distribute $0.5 million to the Lenders One members representing non-controlling interests and repay $1.0 million of the senior secured term loan.

We believe that we will generate sufficient cash flows to fund operations, capital expenditures and required debt and interest payments as well as repurchase shares of our common stock.  If we require additional capital, we believe that we have adequate access to both debt and equity capital markets.

Contractual Obligations, Commitments and Contingencies

For the three months ended March 31, 2014, there were no significant changes to our contractual obligations from those identified in our Form 10-K for the fiscal year ended December 31, 2013, other than those that occur in the normal course of business (primarily the addition of operating leases due to our growth).  See also Note 18 to the interim condensed consolidated financial statements.

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

Our critical accounting policies are described in the MD&A section of our Form 10-K for the year ended December 31, 2013 filed with the SEC on February 13, 2014.  Those policies have not changed during the three months ended March 31, 2014.

OTHER MATTERS

Related Parties

Ocwen

For the three months ended March 31, 2014, we generated segment revenue from Ocwen and its subsidiaries of $122.4 million for Mortgage Services, $6.3 million for Financial Services and $16.8 million for Technology Services.  For the three months ended March 31, 2013, we generated segment revenue from Ocwen and its subsidiaries of $79.9 million for Mortgage Services, less than $0.1 million for Financial Services and $10.2 million for Technology Services.  Services provided to Ocwen and its subsidiaries during these periods included residential property valuation, real estate asset management and sales, trustee management services, property inspection and preservation, insurance services, charge-off mortgage collections, core technology back office support and multiple business technologies including our REALSuite of products.  We provided all services at rates we believe to be comparable to market rates.

For the three months ended March 31, 2014 and 2013, we billed Ocwen and its subsidiaries $0.8 million and $0.6 million, respectively, and Ocwen and its subsidiaries billed us $0.8 million and $0.7 million, respectively, for services provided under the agreements described in Note 2 to the condensed consolidated financial statements.  These amounts are reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

On December 27, 2012, we entered into a senior unsecured term loan agreement with Ocwen pursuant to which we loaned $75.0 million to Ocwen.  Interest income related to this loan was $0.8 million for the three months ended March 31, 2013 (no comparative amount for the three months ended March 31, 2014).  On February 15, 2013, Ocwen repaid the entire outstanding principal amount of this loan plus all accrued and unpaid interest and the term loan was terminated.

Correspondent One and HLSS

For the three months ended March 31, 2013, we billed Correspondent One less than $0.1 million (no comparative amount for the three months ended March 31, 2014).  We also provided certain origination related services to Correspondent One.  We earned revenue of less than $0.1 million for the three months ended March 31, 2013 for these services (no comparative amount for the three months ended March 31, 2014).  These amounts are reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

We billed HLSS $0.2 million for each of the three months ended March 31, 2014 and 2013, under a support services agreement.  These amounts are reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

Residential and AAMC

For the three months ended March 31, 2014 and 2013, we billed Residential $0.8 million and $0.2 million, respectively. For the three months ended March 31, 2014 and 2013, we billed AAMC less than $0.1 million and $0.1 million, respectively.  These amounts are reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Our financial market risk consists primarily of interest rate and foreign currency exchange risk.

Interest Rate Risk

As of March 31, 2014, the interest rate charged on the senior secured term loan was 4.50%.  The interest rate is calculated based on the Adjusted Eurodollar Rate (as defined in the senior secured term loan agreement) with a minimum floor of 1.00% plus 3.5%.

Based on the principal amount outstanding at March 31, 2014, a one percentage point increase in the Eurodollar rate would increase our annual interest expense by approximately $0.8 million, based on the March 31, 2014 Adjusted Eurodollar Rate.

Foreign Currency Exchange Risk

We are exposed to currency risk from potential changes in currency values of our foreign currency denominated assets, liabilities and cash flows.  Our most significant foreign currency exposures relate to the Euro and Indian Rupee; however, current asset and current liability balances we maintain in Euros and Indian Rupees are not material.

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

b)             Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Form 10-K for the year ended December 31, 2013 filed with the SEC on February 13, 2014, except as set forth below.

Risks Related to Our Business and Industry

We are dependent on a certain key customer relationship, the loss of which or reduction in the size of which could affect our business and results of operations.

We currently generate approximately 61% of our revenue from Ocwen and its subsidiaries.  Ocwen is contractually obligated to purchase certain services from our Mortgage Services, Financial Services and Technology Services segments under service agreements that extend through August 2025 subject to termination under certain provisions.  The loss of Ocwen as a customer or their failure to pay us would significantly reduce our revenue and adversely affect our results of operations.  Further, Ocwen has grown significantly in recent years through acquisitions of mortgage servicing rights and acquisitions of companies with mortgage servicing rights and mortgage origination platforms.  As a result of Ocwen’s growth, we have grown.  If Ocwen does not continue to acquire mortgage servicing rights or does not grow its mortgage origination business, our business and results of operations could be negatively impacted.

Significant regulatory scrutiny of foreclosure practices of the servicing industry has resulted in settlements between banks and servicers and government entities, on-going monitoring of banks and servicers by regulatory authorities, investigations of banks and servicers and private lawsuits.  Additionally, Ocwen is subject to a number of pending federal and state regulatory investigations, inquiries and requests for information that could result in adverse regulatory action against Ocwen, certain of which include inquiries related to the ways in which Ocwen does business with its related parties.  If Ocwen were to be negatively impacted in a significant way by this regulatory scrutiny or other actions, Altisource’s business and results of operations could be negatively impacted.

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

We are subject to certain additional federal, state and local consumer protection regulations.  We also are subject to licensing and regulation as a mortgage services provider, mortgage origination underwriter, valuation provider, appraisal management company, asset manager, property manager, title insurance agency, other insurance related services, agent and provider, real estate broker and/or debt collector in a number of states.  Our employees and subsidiaries may be required to be licensed by various state commissions for the particular type of service sold and to participate in regular continuing education programs.  Additionally, we are subject to audits and examinations and receive requests from federal, state and other regulatory agencies for records, documents and information regarding our policies, procedures and practices which could result in adverse regulatory action against us or cause us to incur costs, fines, penalties, settlement costs, damages, legal fees or other charges in material amounts or could impose additional requirements or restrictions on our activities.  We incur significant ongoing costs to comply with governmental regulations.

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

Item 2.  Issuer Purchases of Equity Securities

Equity securities repurchased by us:

The following table presents information related to our repurchases of our equity securities during the three months ended March 31, 2014:

Period	Total number of shares purchased(1)	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs(2)
Common stock:
January 1 — 31, 2014	—	$—	—	2,291,930
February 1 — 28, 2014	245,146	111.98	245,146	3,358,974
March 1 — 31, 2014	80,000	103.82	80,000	3,278,974

Total shares of common stock	325,146	$109.97	325,146	3,278,974

(1)        Includes shares withheld from employees to satisfy tax withholding obligations that arose from the exercise of stock options.

(2)        In May 2012, our shareholders authorized us to purchase up to 3.5 million shares of our common stock in the open market.  On February 28, 2014, our shareholders authorized a new share repurchase program that replaces the prior program and authorizes us to purchase up to 3.4 million shares of our common stock in the open market.

The provisions of our senior secured term loan agreement, as amended, limit, among other things, our ability to incur additional debt, pay dividends and repurchase stock.  In addition, Luxembourg law limits our ability to pay dividends and repurchase stock.

Item 6.                                 Exhibits

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

101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013; (iii) Condensed Consolidated Statements of Equity for the three months ended March 31, 2014 and 2013; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

(Registrant)

Date: April 24, 2014	By:	/s/ Michelle D. Esterman
Michelle D. Esterman
Chief Financial Officer
(On behalf of the Registrant and as its Principal Financial Officer)