Form 10-Q
period 2014-06-30
Altisource Portfolio Solutions S.A.
filed 2014-07-29
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 19, 2014, there were 21,835,823 outstanding shares of the registrant’s shares of beneficial interest (excluding 3,576,925 shares held as treasury stock).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Condensed Consolidated Financial Statements (Unaudited)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30,	December 31,
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$127,884	$130,429
Accounts receivable, net	125,047	104,787
Prepaid expenses and other current assets	16,022	10,891
Deferred tax assets, net	2,837	2,837
Total current assets	271,790	248,944

Premises and equipment, net	100,962	87,252
Deferred tax assets, net	160	622
Intangible assets, net	256,889	276,162
Goodwill	61,941	99,414
Other assets	19,258	17,658

Total assets	$711,000	$730,052

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$102,686	$84,706
Current portion of long-term debt	3,975	3,975
Deferred revenue	21,785	36,742
Other current liabilities	8,957	10,131
Total current liabilities	137,403	135,554

Long-term debt, less current portion	389,385	391,281
Other non-current liabilities	11,733	45,476

Commitments, contingencies and regulatory matters (Note 18)

Equity:
Common stock ($1.00 par value; 100,000 shares authorized; 25,413 issued and 21,941 outstanding as of June 30, 2014; 25,413 issued and 22,629 outstanding as of December 31, 2013)	25,413	25,413
Additional paid-in capital	90,403	89,273
Retained earnings	330,361	239,561
Treasury stock, at cost (3,472 shares as of June 30, 2014 and 2,784 shares as of December 31, 2013)	(274,679)	(197,548)
Altisource equity	171,498	156,699

Non-controlling interests	981	1,042
Total equity	172,479	157,741

Total liabilities and equity	$711,000	$730,052

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenue	$296,072	$186,110	$535,341	$334,937
Cost of revenue	183,999	116,972	331,804	213,934

Gross profit	112,073	69,138	203,537	121,003
Selling, general and administrative expenses	49,021	29,828	92,555	48,508

Income from operations	63,052	39,310	110,982	72,495
Other income (expense), net:
Interest expense	(4,784)	(4,902)	(9,560)	(8,114)
Other income (expense), net	(43)	77	4	782
Total other income (expense), net	(4,827)	(4,825)	(9,556)	(7,332)

Income before income taxes and non-controlling interests	58,225	34,485	101,426	65,163
Income tax provision	(3,493)	(2,417)	(6,548)	(4,568)

Net income	54,732	32,068	94,878	60,595
Net income attributable to non-controlling interests	(631)	(1,137)	(1,146)	(2,146)

Net income attributable to Altisource	$54,101	$30,931	$93,732	$58,449

Earnings per share:
Basic	$2.45	$1.34	$4.20	$2.51
Diluted	$2.24	$1.25	$3.84	$2.34

Weighted average shares outstanding:
Basic	22,089	23,161	22,301	23,267
Diluted	24,166	24,823	24,415	24,940

Transactions with related parties included above:
Revenue	$179,027	$121,234	$324,585	$211,332
Cost of revenue	9,554	5,087	16,842	8,914
Selling, general and administrative expenses	(489)	(30)	(731)	(284)
Other income	—	—	—	773

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Altisource Equity					Non-
	Common stock		Additional paid-in capital	Retained earnings	Treasury stock, at cost	controlling interests	Total
	Shares

Balance, December 31, 2012	25,413	$25,413	$86,873	$124,127	$(77,954)	$1,370	$159,829
Net income	—	—	—	58,449	—	2,146	60,595
Contributions from non-controlling interest holders	—	—	—	—	—	15	15
Distributions to non-controlling interest holders	—	—	—	—	—	(1,889)	(1,889)
Share-based compensation expense	—	—	1,519	—	—	—	1,519
Exercise of stock options	—	—	—	(3,639)	6,553	—	2,914
Repurchase of shares	—	—	—	—	(51,573)	—	(51,573)

Balance, June 30, 2013	25,413	$25,413	$88,392	$178,937	$(122,974)	$1,642	$171,410

Balance, December 31, 2013	25,413	$25,413	$89,273	$239,561	$(197,548)	$1,042	$157,741
Net income	—	—	—	93,732	—	1,146	94,878
Distributions to non-controlling interest holders	—	—	—	—	—	(1,207)	(1,207)
Share-based compensation expense	—	—	1,130	—	—	—	1,130
Exercise of stock options	—	—	—	(2,932)	3,571	—	639
Repurchase of shares	—	—	—	—	(80,702)	—	(80,702)

Balance, June 30, 2014	25,413	$25,413	$90,403	$330,361	$(274,679)	$981	$172,479

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$94,878	$60,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,375	9,306
Amortization of intangible assets	19,573	10,237
Change in the fair value of Equator Earn Out	(37,924)	—
Goodwill impairment	37,473	—
Share-based compensation expense	1,130	1,519
Equity in losses of investment in affiliate	—	122
Bad debt expense	4,250	452
Amortization of debt discount	90	152
Amortization of debt issuance costs	483	451
Deferred income taxes	462	—
Loss on disposal of fixed assets	98	926
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(24,510)	(10,813)
Prepaid expenses and other current assets	(5,131)	(3,009)
Other assets	(2,089)	(1,440)
Accounts payable and accrued expenses	21,319	917
Other current and non-current liabilities	(11,950)	(1,947)
Net cash provided by operating activities	111,527	67,468

Cash flows from investing activities:
Additions to premises and equipment	(30,522)	(13,397)
Acquisition of businesses, net of cash acquired	—	(215,700)
Proceeds from loan to Ocwen	—	75,000
Proceeds from sale of equity affiliate	—	12,648
Other investing activities	(294)	(50)
Net cash used in investing activities	(30,816)	(141,499)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	201,000
Repayment of long-term debt and payments on capital lease obligations	(1,986)	(1,733)
Debt issuance costs	—	(2,400)
Proceeds from stock option exercises	639	2,914
Purchase of treasury stock	(80,702)	(51,573)
Contributions from non-controlling interests	—	15
Distributions to non-controlling interests	(1,207)	(1,889)
Net cash (used in) provided by financing activities	(83,256)	146,334

Net (decrease) increase in cash and cash equivalents	(2,545)	72,303
Cash and cash equivalents at the beginning of the period	130,429	105,502

Cash and cash equivalents at the end of the period	$127,884	$177,805

Supplemental cash flow information:
Interest paid	$9,074	$7,562
Income taxes paid, net	1,561	1,165

Non-cash investing and financing activities:
(Decrease) increase in payables for purchases of premises and equipment	$(3,339)	$891
(Decrease) increase in acquisition of businesses from subsequent working capital true-ups	(3,711)	11,133

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X.  Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete consolidated financial statements.  In the opinion of management, the interim data includes all normal recurring adjustments considered necessary to fairly state the results for the interim periods presented.  The preparation of interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our interim condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Intercompany and inter-segment transactions and accounts are eliminated in consolidation.

The Mortgage Partnership of America, L.L.C. (“MPA”), a wholly-owned subsidiary of Altisource, serves as the manager of Best Partners Mortgage Cooperative, Inc. doing business as Lenders One Mortgage Cooperative (“Lenders One”).  MPA provides services to Lenders One under a management agreement that ends on December 31, 2025.  The management agreement between MPA and Lenders One® members, pursuant to which MPA is the management company of Lenders One, represents a variable interest in a variable interest entity.  MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact Lenders One’s economic performance and the obligation to absorb losses or the right to receive benefits from Lenders One.  As a result, Lenders One is presented in the accompanying condensed consolidated financial statements on a consolidated basis with the interests of the members reflected as non-controlling interests.  As of June 30, 2014, Lenders One had total assets of $5.8 million and total liabilities of $4.9 million.  As of December 31, 2013, Lenders One had total assets of $4.6 million and total liabilities of $3.5 million.

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

Correction of Immaterial Errors

During the second quarter of 2014, we determined that while we properly identified our related parties in previously issued financial statements, disclosures of certain immaterial related party expenses were omitted.  We have corrected the previously presented disclosures of related party expenses in Note 2 — Transactions with Related Parties and on the face of the condensed consolidated statements of operations for the three and six months ended June 30, 2013.  The impact of correcting these items in the notes to the condensed consolidated financial statements had the effect of increasing the amounts disclosed as related party cost of revenue from Ocwen Financial Corporation, together with its subsidiaries (“Ocwen”), by $8.9 million for the six months ended June 30, 2013 ($5.1 million for the second quarter of 2013), increasing the amounts disclosed as selling, general and administrative expenses from Ocwen billings to Altisource by $0.2 million for the six months ended June 30, 2013 ($0.1 million for the second quarter of 2013), decreasing the amounts disclosed as selling, general and administrative expenses from Altisource billings to Ocwen by $0.1 million for the six months ended June 30, 2013 ($0.1 million for the second quarter of 2013) and decreasing the amounts disclosed as selling, general and administrative expenses from Altisource billings to Altisource Asset Management Corporation (“AAMC”) by $0.2 million ($0.1 million for the second quarter of 2013).  Correcting these items on the face of the condensed consolidated statements of operations resulted in the disclosure of related party cost of revenue of $8.9 million for the six months ended June 30, 2013 ($5.1 million for the second quarter of 2013) and a decrease in previously

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

disclosed related party selling, general and administrative expenses by $1.7 million for the six months ended June 30, 2013 ($0.8 million for the second quarter of 2013).

In accordance with Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections, the Company evaluated the effect of the disclosure and presentation errors on its previously issued annual and quarterly financial statements, both qualitatively and quantitatively, and concluded that the related party disclosures in the Company’s previously issued annual and quarterly financial statements are not materially misstated.

Future Adoption of a New Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers.  This standard establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance.  The core principle of the new standard is an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This new standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early adoption is not permitted.  The Company is currently evaluating the impact this new guidance may have on its results of operations and financial position.

Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurement, established a three-level hierarchy that prioritizes the inputs used to measure fair value as follows:

Level 1 — Quoted prices in active markets for identical assets and liabilities

Level 2 — Observable inputs other than quoted prices included in Level 1

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities.

Our financial assets and liabilities primarily include cash and cash equivalents, restricted cash, long-term debt and acquisition-related contingent consideration.  Cash and cash equivalents and restricted cash are carried at amounts that approximate their fair value due to the short-term nature of these instruments.  The fair value for cash and cash equivalents and restricted cash was measured using level 1 inputs.  The carrying amount of long-term debt approximates fair value due to the variable interest rate and consistent credit rating of the Company.  The fair value of long-term debt was measured using level 2 inputs.  The carrying amount of acquisition-related contingent consideration is equal to its fair value.  The fair value of acquisition-related contingent consideration was measured using level 3 inputs, which included sensitivities pertaining to discount rates and financial projections.  See Note 3 for further discussion of the change in fair value of contingent consideration.

NOTE 2 — TRANSACTIONS WITH RELATED PARTIES

Ocwen®

Ocwen is our largest customer.  Our Chairman is also the Executive Chairman of Ocwen.

Revenue

Ocwen purchases certain mortgage services and technology services from us under the terms of master services agreements and amendments to the master services agreements (collectively, the “Service Agreements”) with terms extending through August 2025.  The Service Agreements, among other things, contain a “most favored nations” provision and the parties to the Service Agreements have the right to renegotiate pricing.  In connection with our March 29, 2013 acquisition from Ocwen of the fee-based businesses of Homeward Residential, Inc. (“Homeward”) and the April 12, 2013 transaction with Ocwen related to the fee-based businesses of Residential Capital, LLC (“ResCap”) (see Note 3), our Service Agreements with Ocwen were amended to extend the term from 2020 to 2025.  Further, as part of the amendments, Ocwen agreed not to establish similar fee-based businesses that would directly or indirectly compete with Altisource’s services with respect to the Homeward and ResCap businesses.  We settle amounts with Ocwen on a daily, weekly or monthly basis depending upon the nature of the service and when the service is provided.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Related party revenue consists of revenue earned directly from Ocwen and revenue earned from the loans serviced by Ocwen when Ocwen designates us as the service provider.  We earn additional revenue on the portfolios serviced by Ocwen that are not considered related party revenue when a party other than Ocwen selects Altisource as the service provider.  Related party revenue from Ocwen as a percentage of segment and consolidated revenue was as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Mortgage Services	65%	70%	67%	69%
Financial Services	28%	29%	27%	17%
Technology Services	40%	54%	38%	52%
Consolidated revenue	59%	65%	60%	63%

We record revenue we earn from Ocwen under the Service Agreements at rates we believe to be market rates as we believe they are consistent with the fees we charge to other customers for comparable services and/or fees charged by our competitors.

Cost of Revenue

At times, we use Ocwen’s contractors and/or employees to support Altisource related services.  Ocwen bills us for these contractors and/or employees based on their fully-allocated cost.  Additionally, we purchase certain data relating to Ocwen’s servicing portfolio in connection with a Data Access and Services Agreement.  The Data Access and Services Agreement may be renegotiated and may be cancelled by either Altisource or Ocwen with 90 days prior written notice. Ocwen bills us a per asset fee for this data.  For the six months ended June 30, 2014 and 2013, Ocwen billed us $16.8 million and $8.9 million, respectively ($9.6 million and $5.1 million for the second quarter of 2014 and 2013, respectively).  These amounts are reflected as a component of cost of revenue in the condensed consolidated statements of operations.

Selling, general and administrative expenses

We provide certain other services to Ocwen and Ocwen provides certain other services to us.  These services include such areas as human resources, vendor management, vendor oversight, corporate services, operational effectiveness, quality assurance, quantitative analytics and treasury.  Billings for these services are based on the fully-allocated cost of providing the service based on an estimate of the time and expense of providing the service or estimates thereof.  For the six months ended June 30, 2014 and 2013, we billed Ocwen $2.2 million and $1.3 million, respectively ($1.2 million and $0.6 million for the second quarter of 2014 and 2013, respectively), and Ocwen billed us $2.4 million and $1.6 million, respectively ($1.2 million and $0.9 million for the second quarter of 2014 and 2013, respectively).  These amounts are reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

Unsecured Term Loan

On December 27, 2012, we entered into a senior unsecured term loan agreement with Ocwen under which we loaned $75.0 million to Ocwen.  Payments of interest were due quarterly at a rate per annum equal to the Eurodollar Rate (as defined in the agreement) plus 6.75%, provided that the Eurodollar Rate is not less than 1.50%.  On February 15, 2013, Ocwen repaid the outstanding principal amount of this loan and all accrued and unpaid interest and the term loan was terminated.  Interest income related to this loan was $0.8 million for the six months ended June 30, 2013, all of which was recognized in the first quarter of 2013.

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

Correspondent One® and HLSS™

In July 2011, we acquired an equity interest in Correspondent One S.A. (“Correspondent One”).  Correspondent One purchased closed conforming and government guaranteed residential mortgages from approved mortgage bankers.  On March 31, 2013, we sold our 49% interest in Correspondent One to Ocwen for $12.6 million.  Prior to the sale to Ocwen, we provided Correspondent

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

One certain finance, human resources, legal support, facilities, technology, vendor management and risk management services under a support services agreement.  For the six months ended June 30, 2013, we billed Correspondent One $0.1 million (no comparative amounts for 2014 and the second quarter of 2013).  This amount was reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.  We also provided certain origination related services to Correspondent One.  We earned revenue of $0.1 million for the six months ended June 30, 2013 for these services (no comparative amounts for 2014 and the second quarter of 2013).

Home Loan Servicing Solutions, Ltd. (“HLSS”) is a publicly traded company whose primary objective is the acquisition of mortgage servicing rights and advances.  Our Chairman is also the Chairman of HLSS.  Under a support services agreement, we provide HLSS certain finance, human resources and legal support services.  We billed HLSS $0.4 million and $0.3 million for the six months ended June 30, 2014 and 2013, respectively ($0.2 million in each period for the second quarter of 2014 and 2013).  These amounts are reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

Residential and AAMC

Altisource Residential Corporation (“Residential”) and AAMC were established, capitalized and their equity was distributed to our shareholders on December 21, 2012 and they are each separate publicly traded companies.  Residential is focused on acquiring and managing single family rental properties by acquiring portfolios of sub-performing and non-performing residential mortgage loans throughout the United States.  AAMC is an asset management company providing portfolio management and corporate governance services to Residential.  Our Chairman is also the Chairman of Residential and AAMC.

For purposes of governing certain ongoing relationships between Altisource, Residential and AAMC, we entered into certain agreements with Residential and AAMC.  We have agreements to provide Residential with renovation management, lease management and property management services.  In addition, we have agreements with Residential and AAMC to provide support services such as finance, human resources, legal support, facilities, technology, vendor management and risk management.  Further, we have separate agreements for certain services related to income tax matters, trademark licenses and technology products and services.

For the six months ended June 30, 2014 and 2013, we billed Residential $4.7 million and $0.4 million, respectively ($3.9 million and $0.2 million for the second quarter of 2014 and 2013, respectively).  For the six months ended June 30, 2014 and 2013, we billed AAMC less than $0.1 million in each period (less than $0.1 million in each period for the second quarter of 2014 and 2013) under the services agreements.  These amounts are reflected in revenue in the condensed consolidated statements of operations.  In addition, for the six months ended June 30, 2014 and 2013, we billed AAMC $0.5 million and $0.2 million, respectively ($0.3 million and $0.1 million for the second quarter of 2014 and 2013, respectively), under the support services agreements.  These amounts are reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

NOTE 3 — ACQUISITIONS

Homeward Fee-Based Businesses

On March 29, 2013, we acquired certain fee-based businesses associated with Ocwen’s acquisition of Homeward.  As part of the acquisition, Ocwen agreed not to develop similar fee-based businesses that would directly or indirectly compete with services provided by Altisource relative to the Homeward servicing portfolio.  Additionally, the terms of our Service Agreements with Ocwen were amended to extend the term from 2020 to 2025 (see Note 2).  We paid $75.8 million, after a working capital and pre-acquisition net income adjustment payment by Ocwen of $11.1 million, which we received in September 2013.

Since the acquisition date, management adjusted the purchase price allocation and assigned associated asset lives based upon information that has become available.  In addition to the working capital adjustment, we also reduced premises and equipment by $1.2 million based on a post-acquisition detailed analysis of software licenses received and increased current liabilities by $2.0 million based on a subsequent detailed analysis of obligations payable as of the closing date.  Consequently, the Company retrospectively adjusted the fair value of the assets acquired and liabilities assumed in the condensed consolidated balance sheet as of December 31, 2013 as well as disclosed the corresponding amount of non-cash investing and financing activities in the condensed consolidated statement of cash flows for the six months ended June 30, 2013.

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

ResCap Fee-Based Businesses

On April 12, 2013, we entered into an agreement with Ocwen to establish additional terms related to the existing servicing arrangements between Altisource and Ocwen in connection with certain mortgage servicing platform assets of ResCap (the “ResCap Business”).  The agreement provides that (i) Altisource will be a provider to Ocwen of certain services related to the ResCap Business, (ii) Ocwen will not establish similar fee-based businesses that would directly or indirectly compete with Altisource’s services as they relate to the ResCap Business and (iii) Ocwen will market and promote the utilization of Altisource’s services to their various third party relationships.  Additionally, the parties agreed to use commercially reasonable best efforts to ensure that the loans associated with the ResCap Business are boarded onto Altisource’s mortgage servicing platform.  We paid $128.8 million to Ocwen in connection with the ResCap fee-based businesses agreement.

We acquired no tangible assets and assumed no liabilities in connection with the ResCap transaction.  However, certain employees as well as practices and processes developed to support the ResCap servicing portfolio were components of the transaction.  We accounted for this transaction as a business combination in accordance with ASC Topic 805, Business Combinations.

Management prepared a final purchase price allocation and assigned associated asset lives based upon available information at the time of the agreement and until finalized as of December 31, 2013.  The agreement consideration of $128.8 million was fully allocated to the customer relationship intangible asset with an estimated average useful life of 7 years.

Equator® Acquisition

On November 15, 2013, we completed the acquisition of all of the outstanding limited liability company interests of Equator, LLC (“Equator”) pursuant to a Purchase and Sale Agreement dated as of August 19, 2013 (the “Purchase Agreement”).  Pursuant to the terms of the Purchase Agreement, we paid $63.4 million at closing in cash (net of closing working capital adjustments), subject to certain post-closing adjustments based on current assets and current liabilities of Equator at closing.  After the acquisition date, management adjusted the purchase price allocation based upon information that has subsequently become available relating to acquisition date working capital, resulting in an obligation of the Company to pay the sellers an additional $3.7 million.  Consequently, the Company retrospectively adjusted the fair value of the assets acquired and liabilities assumed in the condensed consolidated balance sheet as of December 31, 2013 as well as disclosed the corresponding amount of non-cash investing and financing activities in the condensed consolidated statement of cash flows for the six months ended June 30, 2014.

The Purchase Agreement also provides for the payment of up to $80 million in potential additional consideration (the “Earn Out”). The Earn Out is determined based on Equator’s Adjusted EBITA (as defined in the Purchase Agreement) in the three consecutive 12-month periods following closing. Up to $22.5 million of the Earn Out can be earned in each of the first two 12-month periods, and up to $35.0 million can be earned in the third 12-month period.  Any amounts earned upon the achievement of Adjusted EBITA thresholds are payable through 2017.  We may, in our discretion, pay up to 20% of each payment of any Earn Out in shares of Company restricted stock, with the balance to be paid in cash.  As of the closing date, we estimated the fair value of the Earn Out to be $46.0 million, determined based on the present value of future estimated Earn Out payments at such date, which has subsequently been adjusted as further described below.  The acquisition date fair value of the Earn Out is included as a component of the purchase price of Equator.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

The preliminary adjusted allocation of the purchase price is as follows:

(in thousands)	Initial purchase price allocation	Adjustments	Adjusted purchase price allocation

Cash and cash equivalents	$—	$105	$105
Accounts receivable	9,293	3,490	12,783
Prepaid expenses and other current assets	954	(498)	456
Premises and equipment	16,974	—	16,974
Customer relationships and trade names	43,393	—	43,393
Goodwill	82,460	—	82,460
Other non-current assets	242	78	320
Assets acquired	153,316	3,175	156,491
Accounts payable and accrued expenses	(7,232)	536	(6,696)
Deferred revenue	(36,689)	—	(36,689)
Liabilities assumed	(43,921)	536	(43,385)

Purchase price	$109,395	$3,711	$113,106

Estimated life (in years)

Premises and equipment (excluding internally developed software)	3 - 5
Internally developed software (included in premises and equipment)	7
Customer relationships	7 - 15
Trade names	4

In accordance with ASC 805, Business Combinations, the liability for Earn Out payments is remeasured to fair value each period until the contingency is resolved with the change in fair value recognized in earnings.  As of the closing date, December 31, 2013 and March 31, 2014, we estimated the fair value of the Earn Out to be $46.0 million, determined based on the present value of future estimated Earn Out payments.  As of June 30, 2014, we estimate the fair value of the Earn Out to be $8.1 million, determined based on the present value of future estimated Earn Out payments.  The lower fair value of the Earn Out is based on management’s current estimates that expected earnings of Equator will be lower than projected at the time of acquisition.  The change in fair value of $37.9 million is reflected as a reduction of selling, general and administrative expenses in the condensed consolidated statements of operations.

As a result of the decline in fair value of the Earn Out, management evaluated and determined that Equator goodwill should be tested for impairment.  Consequently, we initiated a quantitative two-step goodwill impairment test by comparing the carrying value of the net assets of Equator to its fair value based on a discounted cash flow analysis.  We determined, based on a preliminary assessment, that the fair value of Equator was less than its carrying value.  Based on this preliminary assessment, management has estimated that the Equator goodwill impairment is approximately $37.5 million, which is reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations (see Note 15).  This assessment is preliminary due to the timing of revisions to forecasted results of operations and cash flows and the volatility of the markets in which Equator’s customers operate.  The Company expects to complete its Equator goodwill impairment assessment in the third quarter of 2014.

The following table presents the impact of the change in the fair value of the Equator Earn Out and Equator goodwill impairment for the second quarter of 2014 and for the six months ended June 30, 2014, which are included in selling, general and administrative expenses in the condensed consolidated statements of operations:

(in thousands)

Change in the fair value of Equator Earn Out	$(37,924)
Goodwill impairment	37,473

$(451)

The final determination of any further post-closing purchase price adjustments is in process.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

The following tables present the unaudited pro forma consolidated results of operations as if the Homeward, ResCap Business and Equator transactions had occurred at the beginning of the period presented:

	Three months ended June 30, 2013
(in thousands, except per share amounts)	As reported	Pro forma

Revenue	$186,110	$201,039
Net income attributable to Altisource	30,931	29,064
Earnings per share - Diluted	1.25	1.17

	Six months ended June 30, 2013
(in thousands, except per share amounts)	As reported	Pro forma

Revenue	$334,937	$398,285
Net income attributable to Altisource	58,449	61,708
Earnings per share - Diluted	2.34	2.47

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

NOTE 4 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	June 30,	December 31,
(in thousands)	2014	2013(1)

Billed
Non-related parties	$41,533	$41,011
Ocwen	28,137	11,658
HLSS	194	83
AAMC	195	1,347
Residential	4,247	547
Other receivables	786	1,643
	75,092	56,289
Unbilled
Non-related parties	53,911	44,102
Ocwen	5,730	10,027
	134,733	110,418
Less: allowance for doubtful accounts	(9,686)	(5,631)

Total	$125,047	$104,787

(1) December 31, 2013 accounts receivable has been revised to reflect a purchase accounting measurement period adjustment related to the Equator acquisition.  See Note 3.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Unbilled receivables consist primarily of asset management and default management services for which we recognize revenues over the service delivery period but bill following completion of the service.

NOTE 5 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
(in thousands)	2014	2013(1)

Maintenance agreements, current portion	$7,047	$4,600
Income taxes receivable	2,553	1,645
Prepaid expenses	4,212	3,672
Other current assets	2,210	974

Total	$16,022	$10,891

(1)  December 31, 2013 prepaid expenses and other current assets have been revised to reflect a purchase accounting measurement period adjustment related to the Equator acquisition.  See Note 3.

NOTE 6 — PREMISES AND EQUIPMENT, NET

Premises and equipment, net consist of the following:

	June 30,	December 31,
(in thousands)	2014	2013

Computer hardware and software	$122,072	$103,400
Office equipment and other	31,627	28,057
Furniture and fixtures	9,844	8,391
Leasehold improvements	20,224	17,574
	183,767	157,422
Less: accumulated depreciation and amortization	(82,805)	(70,170)

Total	$100,962	$87,252

Depreciation and amortization expense, inclusive of capital leases, amounted to $13.4 million and $9.3 million for the six months ended June 30, 2014 and 2013, respectively ($7.2 million and $4.6 million for the second quarter of 2014 and 2013, respectively), and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The following is a summary of goodwill by segment:

	Mortgage	Financial	Technology
(in thousands)	Services(1)	Services	Services	Total

Balance, December 31, 2013	$12,958	$2,378	$84,078	$99,414
Impairment of Equator goodwill(2)	—	—	(37,473)	(37,473)

Balance, June 30, 2014	$12,958	$2,378	$46,605	$61,941

(1) December 31, 2013 goodwill has been revised to reflect a purchase accounting measurement period adjustment related to the  Homeward acquisition.  See Note 3.

(2) See Note 3 for a discussion of the Equator goodwill impairment.

Intangible Assets, Net

Intangible assets, net consist of the following:

	Weighted average estimated	Gross carrying amount		Accumulated amortization		Net book value
(in thousands)	useful life (in years)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013

Definite lived intangible assets
Trademarks	14	$12,249	$12,249	$(4,771)	$(4,534)	$7,478	$7,715
Customer-related intangible assets	10	284,484	284,484	(62,634)	(44,208)	221,850	240,276
Operating agreement	20	35,000	35,000	(7,729)	(6,854)	27,271	28,146
Non-compete agreement	4	—	1,300	—	(1,275)	—	25
Intellectual property	10	300	—	(10)	—	290	—

Total		$332,033	$333,033	$(75,144)	$(56,871)	$256,889	$276,162

Amortization expense for definite lived intangible assets was $19.6 million and $10.2 million for the six months ended June 30, 2014 and 2013, respectively ($10.1 million and $9.0 million for the second quarter of 2014 and 2013, respectively).  Expected annual definite lived intangible asset amortization for 2014 through 2018 is $40.5 million, $39.9 million, $33.7 million, $29.2 million and $25.1 million, respectively.

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

Our net loss on this investment using the equity method was $0.1 million for the six months ended June 30, 2013 and was a $0.1 million gain for the second quarter of 2013 (no comparative amounts for 2014).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 9 — OTHER ASSETS

Other assets consist of the following:

	June 30,	December 31,
(in thousands)	2014	2013(1)

Security deposits, net	$7,860	$7,314
Debt issuance costs, net	6,158	6,687
Maintenance agreements, non-current portion	2,920	1,465
Restricted cash	1,615	1,620
Other	705	572

Total	$19,258	$17,658

(1) December 31, 2013 security deposits and other assets have been revised to reflect a purchase accounting measurement period adjustment related to the Equator acquisition.  See Note 3.

NOTE 10 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
(in thousands)	2014	2013(1)

Accounts payable	$22,593	$15,171
Accrued expenses - general	27,869	20,945
Accrued salaries and benefits	32,418	30,011
Income taxes payable	14,805	11,211
Payable to Ocwen	5,001	7,361
Payable to AAMC	—	7

Total	$102,686	$84,706

(1) December 31, 2013 payables have been revised to reflect purchase accounting measurement period adjustments related to the Homeward and Equator acquisitions.  See Note 3.

Other current liabilities consist of the following:

	June 30,	December 31,
(in thousands)	2014	2013

Book overdrafts	$5,250	$4,232
Other	3,707	5,899

Total	$8,957	$10,131

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 11 — LONG-TERM DEBT

Long-term debt consists of the following:

	June 30,	December 31,
(in thousands)	2014	2013

Senior secured term loan	$394,517	$396,503
Less: unamortized discount, net	(1,157)	(1,247)
Net long-term debt	393,360	395,256
Less: current portion	(3,975)	(3,975)

Long-term debt, less current portion	$389,385	$391,281

On November 27, 2012, Altisource Solutions S.à r.l., a wholly-owned subsidiary of the Company, entered into a senior secured term loan agreement, as subsequently amended, with Bank of America, N.A., as administrative agent, and certain lenders, pursuant to which we borrowed $200.0 million.  The senior secured term loan was issued with a 1.0% original issue discount of $2.0 million, resulting in net proceeds of $198.0 million with the Company and certain wholly-owned subsidiaries acting as guarantors (collectively, the “Guarantors”).

On May 7, 2013, we amended the senior secured term loan agreement to increase the principal amount of the senior secured term loan by $200.0 million (the “Incremental Term Loan”), which was issued with a $1.0 million original issue premium, resulting in gross proceeds to the Company of $201.0 million.  Additionally, the Incremental Term Loan amended the senior secured term loan agreement to, among other changes, provide for an additional $200.0 million incremental term loan facility accordion and increase the maximum amount of Restricted Junior Payments (as defined in the senior secured term loan agreement) that may be made by us, including increasing the amount of Company share repurchases permitted.

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

In addition to the scheduled principal payments, the Refinancing Debt is (with certain exceptions) subject to mandatory prepayment upon issuances of debt, casualty and condemnation events and sales of assets, as well as from a percentage of excess cash flow (as defined in the senior secured term loan agreement) if the leverage ratio (as defined in the senior secured term loan agreement) is greater than 2.75 to 1.00.  No mandatory prepayments were owed for the six months ended June 30, 2014.  We are currently permitted to make voluntary prepayments without penalty.

After giving effect to the Second Amendment, all of the term loans outstanding under the senior secured term loan bear interest at rates based upon, at our option, the Adjusted Eurodollar Rate or the Base Rate (each as defined in the senior secured term loan agreement).  Adjusted Eurodollar Rate loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Adjusted Eurodollar Rate for the applicable interest period and (y) 1.00% plus (ii) a 3.50% margin.  Base Rate loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Base Rate and (y) 2.00% plus (ii) a 2.50% margin.  The interest rate at June 30, 2014 was 4.50%.

Payments under the senior secured term loan agreement are guaranteed by the Guarantors and are secured by a pledge of all equity interests of certain subsidiaries as well as a lien on substantially all of the assets of Altisource Solutions S.à r.l. and the Guarantors, subject to certain exceptions.

The senior secured term loan agreement includes covenants that restrict or limit, among other things, our ability to: create liens and encumbrances; incur additional indebtedness; sell, transfer or dispose of assets; make Restricted Junior Payments including

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

share repurchases; change lines of business; amend material debt agreements or other material contracts; engage in certain transactions with affiliates; enter into sale/leaseback transactions; grant negative pledges or agree to such other restrictions relating to subsidiary dividends and distributions; make changes to its fiscal year and engage in mergers and consolidations.

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

At June 30, 2014, debt issuance costs were $6.2 million, net of $1.5 million of accumulated amortization.  At December 31, 2013, debt issuance costs were $6.7 million, net of $1.0 million of accumulated amortization.  Debt issuance costs are included in other assets in the accompanying condensed consolidated balance sheets.

Interest expense on the term loans, including amortization of debt issuance costs and the net debt discount, totaled $9.6 million and $8.1 million for the six months ended June 30, 2014 and 2013, respectively ($4.8 million and $4.9 million for the second quarter of 2014 and 2013, respectively).

NOTE 12 — OTHER NON-CURRENT LIABILITIES

Other non-current liabilities consist of the following:

	June 30,	December 31,
(in thousands)	2014	2013

Contingent consideration (Earn Out)	$8,091	$42,946
Other non-current liabilities	3,642	2,530

Total	$11,733	$45,476

NOTE 13 — EQUITY AND SHARE-BASED COMPENSATION

Stock Repurchase Plan

On February 28, 2014, our shareholders approved a new stock repurchase program, which replaced the previous stock repurchase program.  Under the new program, we are authorized to purchase up to 3.4 million shares of our common stock, based on a limit of 15% of the outstanding shares of common stock on the date of approval, in the open market, at a minimum price of $1.00 per share and a maximum price of $500.00 per share.  This is in addition to amounts previously purchased under the prior programs.  From authorization of the previous programs through June 30, 2014, we have purchased approximately 4.5 million shares of our common stock in the open market at an average price of $70.62 per share.  We purchased 0.7 million shares of common stock at an average price of $109.00 per share during the six months ended June 30, 2014 and 0.6 million shares at an average price of $89.01 per share during the six months ended June 30, 2013 (0.4 million shares at an average price of $108.24 per share for the second quarter of 2014 and 0.3 million shares at an average price of $94.49 per share for the second quarter of 2013). As of June 30, 2014, approximately 2.9 million shares of common stock remain available for repurchase under the new program. Luxembourg law also limits share repurchases to approximately the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased.  As of June 30, 2014, approximately $16 million was available to repurchase our common stock under Luxembourg law.  Our senior secured term loan also limits the amount we can spend on share repurchases in any year and may prevent repurchases in certain circumstances.  As of June 30, 2014, approximately $88 million was available to repurchase our common stock under our senior secured term loan.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Share-Based Compensation

We issue share-based awards in the form of stock options and certain other equity-based awards for certain employees and officers.  We recorded share-based compensation expense of $1.1 million and $1.5 million for the six months ended June 30, 2014 and 2013, respectively ($0.4 million and $0.1 million for the second quarter of 2014 and 2013, respectively).

Outstanding share-based compensation currently consists primarily of stock option grants that are a combination of service-based and market-based options.

Service-Based Options.  These options are granted at fair value on the date of grant. The options generally vest over four years with equal annual cliff-vesting and expire on the earlier of 10 years after the date of grant or following termination of service.  A total of 0.7 million service-based awards were outstanding at June 30, 2014.

Market-Based Options.  These option grants have two components each of which vest only upon the achievement of certain criteria. The first component, which we refer to internally as “ordinary performance” grants, consists of two-thirds of the market-based grant and begins to vest if the stock price is at least double the exercise price, as long as the stock price realizes a compounded annual gain of at least 20% over the exercise price. The remaining third of the market-based options, which we refer to internally as “extraordinary performance” grants, begins to vest if the stock price is at least triple the exercise price, as long as the stock price realizes a compounded annual gain of at least 25% over the exercise price.  The vesting schedule for all market-based awards is 25% upon achievement of the criteria and the remaining 75% in three equal annual installments.  A total of 1.8 million market-based awards were outstanding at June 30, 2014.

The Company granted less than 0.1 million stock options in each period (at a weighted average exercise price of $105.11 and $90.75 per share) during the six months ended June 30, 2014 and 2013, respectively.

The fair value of the service-based options was determined using the Black-Scholes option pricing model, and a lattice (binomial) model was used to determine the fair value of the market-based options, using the following assumptions as of the grant date:

	Six months ended June 30, 2014	Six months ended June 30, 2013
	Black-Scholes	Black-Scholes	Binomial

Risk-free interest rate	1.80%	1.02% – 1.13%	0.01% – 2.02%
Expected stock price volatility	37.57%	36.35% – 36.76%	36.40% – 36.80%
Expected dividend yield	—	—	—
Expected option life (in years)	6.25	6.25	—
Contractual life (in years)	—	—	14
Fair value	$41.79	$31.33 – $35.77	$16.12 – $31.15

The following table summarizes the weighted average fair value of stock options granted, the total intrinsic value of stock options exercised and the fair value of stock options vested:

	Six months ended June 30,
(in thousands, except per share amounts)	2014	2013

Weighted average fair value at grant date per share	$41.79	$25.83
Intrinsic value of options exercised	4,124	9,625
Fair value of options vested	950	1,475

Share-based compensation expense is recorded net of estimated forfeiture rates ranging from 1% to 10%.

As of June 30, 2014, estimated unrecognized compensation costs related to share-based payments amounted to $1.7 million, which we expect to recognize over a weighted average remaining requisite service period of approximately 2.7 years.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

The following table summarizes the activity related to our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2013	2,589,343	$18.33	5.20	$363,293
Granted	15,000	105.11
Exercised	(44,565)	14.43
Forfeited	(16,001)	73.14

Outstanding at June 30, 2014	2,543,777	18.56	4.71	244,590

Exercisable at June 30, 2014	2,216,285	13.28	4.35	224,515

NOTE 14 — COST OF REVENUE

Cost of revenue principally includes payroll and employee benefits associated with personnel employed in customer service and operations roles, fees paid to external providers related to the provision of services, reimbursable expenses, technology and telecommunications expenses as well as depreciation and amortization of operating assets.  The components of cost of revenue were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013

Compensation and benefits	$63,121	$36,744	$115,771	$69,323
Outside fees and services	71,365	46,345	124,193	81,240
Reimbursable expenses	32,276	23,299	61,071	43,565
Technology and telecommunications	11,849	7,060	20,690	12,551
Depreciation and amortization	5,388	3,524	10,079	7,255

Total	$183,999	$116,972	$331,804	$213,934

NOTE 15 — SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include payroll for personnel employed in executive, finance, legal, human resources, vendor management, risk and operational effectiveness roles.  This category also includes occupancy costs, professional fees and depreciation and amortization on non-operating assets.  The components of selling, general and administrative expenses were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013

Compensation and benefits	$11,111	$6,609	$20,100	$12,066
Professional services	2,808	1,384	6,790	3,016
Occupancy related costs	9,496	7,957	18,807	14,533
Amortization of intangible assets	10,107	9,037	19,573	10,237
Depreciation and amortization	1,741	1,058	3,296	2,051
Change in the fair value of Equator Earn Out	(37,924)	—	(37,924)	—
Goodwill impairment	37,473	—	37,473	—
Marketing costs	7,667	1,328	12,784	1,980
Other	6,542	2,455	11,656	4,625

Total	$49,021	$29,828	$92,555	$48,508

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 16 — OTHER INCOME (EXPENSE), NET

Other income (expense), net consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013

Gain (loss) in equity affiliate	$—	$54	$—	$(122)
Interest income	14	11	26	867
Other, net	(57)	12	(22)	37

Total	$(43)	$77	$4	$782

Loss in equity affiliate for the six months ended June 30, 2013 represents our proportional share of the losses in Correspondent One (see Note 8).  The gain in equity affiliate for the second quarter of 2013 represents the gain on sale of Correspondent One (see Note 2).  There were no comparative amounts in 2014.

NOTE 17 — EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the assumed conversion of all dilutive securities using the treasury stock method.

Basic and diluted EPS are calculated as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2014	2013	2014	2013

Net income attributable to Altisource	$54,101	$30,931	$93,732	$58,449

Weighted average common shares outstanding, basic	22,089	23,161	22,301	23,267
Dilutive effect of stock options	2,077	1,662	2,114	1,673

Weighted average common shares outstanding, diluted	24,166	24,823	24,415	24,940

Earnings per share:
Basic	$2.45	$1.34	$4.20	$2.51
Diluted	$2.24	$1.25	$3.84	$2.34

For the six months ended June 30, 2014 and 2013, less than 0.1 million and 0.1 million options, respectively, that were anti-dilutive, have been excluded from the computation of diluted EPS (less than 0.1 million options in each period for the second quarter of 2014 and 2013).  These options were anti-dilutive because their exercise price was greater than the average market price of our common stock.  Also excluded from the computation of diluted EPS for the six months ended June 30, 2014 and 2013 are 0.1 million options in each period (0.1 million options in each period for the second quarter of 2014 and 2013), granted for shares that are issuable upon the achievement of certain market and performance criteria related to our common stock price and an annualized rate of return to investors that have not yet been met.

NOTE 18 — COMMITMENTS, CONTINGENCIES AND REGULATORY MATTERS

Litigation

From time to time, we are involved in legal proceedings arising in the ordinary course of business.  We record a liability for litigation if an unfavorable outcome is probable and the amount of loss can be reasonably estimated, including expected insurance coverage.  For proceedings where a range of loss is determined, we record a best estimate of loss within the range.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Regulatory Matters

Our business is subject to regulation and oversight by federal, state and local governmental authorities.  We periodically receive subpoenas, civil investigative demands or other requests for information from regulatory agencies in connection with their regulatory or investigative authority.  We are currently responding to such inquiries from federal and state agencies relating to certain aspects of our business.  We believe it is premature to predict the potential outcome or to estimate any potential financial impact in connection with these inquiries.

Escrow and Trust Balances

We hold customers’ assets in escrow and trust accounts at various financial institutions pending completion of certain real estate activities.  We also hold cash in trust accounts at various financial institutions where contractual obligations mandate maintaining dedicated bank accounts for Financial Services collections.  These amounts are held in escrow and trust accounts for limited periods of time and are not included in the condensed consolidated balance sheets.  Amounts held in escrow and trust accounts were $64.0 million and $71.8 million at June 30, 2014 and December 31, 2013, respectively.

NOTE 19 — SEGMENT REPORTING

Our business segments are based upon our organizational structure, which focuses primarily on the services offered, and are consistent with the internal reporting used by our Chief Executive Officer to evaluate operating performance and to assess the allocation of our resources.

We classify our business into three reporting segments.  The Mortgage Services segment provides services that span the mortgage and real estate lifecycle and are typically outsourced by loan servicers, loan originators and investors in single family homes.  The Financial Services segment provides collection and customer relationship management services primarily to debt originators and servicers (e.g., credit card, auto lending, retail credit and mortgage) and the utility and insurance industries.  The Technology Services segment principally consists of our REALSuite™ software applications, Equator’s software applications as well as our information technology infrastructure services.  The REALSuite platform provides a fully integrated set of software applications and technologies that manage the end-to-end lifecycle for residential and commercial mortgage loan servicing including the automated management and payment of a distributed network of vendors. Equator’s software applications provide comprehensive, end-to-end workflow and transaction services to manage real estate and foreclosure related activities and purchase related services from vendors.  In addition, Corporate Items and Eliminations include eliminations of transactions between the reporting segments and costs related to corporate support functions including executive, finance, legal, human resources, vendor management, risk and operational effectiveness as well as interest expense.

Financial information for our segments is as follows:

	Three months ended June 30, 2014
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$221,344	$25,476	$57,983	$(8,731)	$296,072
Cost of revenue	128,919	16,058	46,906	(7,884)	183,999
Gross profit	92,425	9,418	11,077	(847)	112,073
Selling, general and administrative expenses	23,472	4,773	7,533	13,243	49,021
Income from operations	68,953	4,645	3,544	(14,090)	63,052
Other income (expense), net	80	12	(106)	(4,813)	(4,827)
Income before income taxes and non-controlling interests	$69,033	$4,657	$3,438	$(18,903)	$58,225

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

	Three months ended June 30, 2013
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$144,210	$23,072	$24,783	$(5,955)	$186,110
Cost of revenue	89,078	13,807	19,407	(5,320)	116,972
Gross profit	55,132	9,265	5,376	(635)	69,138
Selling, general and administrative expenses	12,590	3,534	3,028	10,676	29,828
Income from operations	42,542	5,731	2,348	(11,311)	39,310
Other income (expense), net	61	(5)	(1)	(4,880)	(4,825)
Income before income taxes and non-controlling interests	$42,603	$5,726	$2,347	$(16,191)	$34,485

	Six months ended June 30, 2014
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$397,120	$49,761	$105,487	$(17,027)	$535,341
Cost of revenue	231,723	30,671	84,671	(15,261)	331,804
Gross profit	165,397	19,090	20,816	(1,766)	203,537
Selling, general and administrative expenses	42,666	9,436	14,127	26,326	92,555
Income from operations	122,731	9,654	6,689	(28,092)	110,982
Other income (expense), net	128	11	(122)	(9,573)	(9,556)
Income before income taxes and non-controlling interests	$122,859	$9,665	$6,567	$(37,665)	$101,426

	Six months ended June 30, 2013
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue	$261,658	$39,408	$45,014	$(11,143)	$334,937
Cost of revenue	161,447	25,833	36,519	(9,865)	213,934
Gross profit	100,211	13,575	8,495	(1,278)	121,003
Selling, general and administrative expenses	18,048	6,384	4,893	19,183	48,508
Income from operations	82,163	7,191	3,602	(20,461)	72,495
Other income (expense), net	(112)	(8)	3	(7,215)	(7,332)
Income before income taxes and non-controlling interests	$82,051	$7,183	$3,605	$(27,676)	$65,163

				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Total assets:
June 30, 2014	$309,043	$59,290	$231,440	$111,227	$711,000
December 31, 2013	310,253	55,930	277,941	85,928	730,052

Our services are provided to customers primarily located in the United States.  Premises and equipment, net consist of the following, by country:

	June 30,	December 31,
(in thousands)	2014	2013

United States	$74,065	$63,615
India	17,855	16,404
Luxembourg	5,264	3,217
Philippines	3,778	4,016

Total	$100,962	$87,252

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

•                  our ability to retain our directors, executive officers and key personnel; and

•                  our ability to comply with and burdens imposed by governmental regulations, taxes and policies and any changes in such regulations, taxes and policies.

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

We, together with our subsidiaries, are a premier marketplace and transaction solutions provider for the real estate, mortgage and consumer debt industries offering both distribution and content.  We leverage proprietary business process, vendor and electronic payment management software and behavioral science based analytics to improve outcomes for marketplace participants.

We classify our business into the following three reporting segments:

Mortgage Services: Provides services that span the mortgage and real estate lifecycle and are typically outsourced by loan servicers, originators and investors in single family homes.  We provide these services primarily for loan portfolios serviced by Ocwen Financial Corporation and its subsidiaries (“Ocwen”).  We also have longstanding relationships with commercial banks, insurance companies and mortgage bankers.  Within the Mortgage Services segment, we provide the following services:

Asset management — Asset management services principally include property preservation, property inspection, real estate owned (“REO”) asset management, the Hubzu® consumer real estate portal and REO brokerage services. We also provide property management, lease management and renovation management services for single family rental properties.

Insurance services — Insurance services include an array of title insurance services, including pre-foreclosure, REO and refinance title searches, title commitments, settlement and escrow service.  We also provide insurance program management, claims processing, insurance agency and brokerage services for lender placed and REO insurance companies.

Residential property valuation — Residential property valuation services principally include traditional appraisal products through our licensed appraisal management company and alternative valuation products, some of which are through our network of real estate professionals.  We generally provide these services for residential loan servicers, residential lenders and investors in single family homes.

Default management services — Default management services principally include foreclosure trustee services for loan servicers and non-legal processing and related services for and under the supervision of foreclosure, bankruptcy and eviction attorneys.

Origination management services — Origination management services principally include Mortgage Partnership of America, L.L.C. (“MPA”) and our contract underwriting and quality control businesses.  MPA serves as the manager of Best Partners Mortgage Cooperative, Inc., which is referred to as the Lenders One Mortgage Cooperative (“Lenders One”), a national alliance of independent mortgage bankers that provides its members with education and training along with revenue enhancing, cost reducing and market share expanding opportunities.  We provide other origination related services in the above residential property valuation and insurance businesses.  In addition, some of the origination related reseller businesses, including the flood certification business, are included in the Technology Services REALSuite business.

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

Technology Services:  Comprises our REALSuite of software applications, Equator, LLC’s (“Equator”) software applications and our information technology (“IT”) infrastructure management services.  We currently provide our IT infrastructure management services to Ocwen, Home Loan Servicing Solutions, Ltd. (“HLSS”), Altisource Residential Corporation (“Residential”) and Altisource Asset Management Company (“AAMC”), through managed services agreements, and our other segments in a shared services model.  The REALSuite platform provides a fully integrated set of software applications and technologies that manage the end-to-end lifecycle for residential and commercial mortgage loan servicing including the automated management and payment of a distributed network of vendors.  A brief description of the key REALSuite and Equator’s software products is below:

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

REALResolution™ — A technology platform that provides servicers with an automated loss mitigation and home retention solution for delinquent and defaulted loans.

REALTrans® — A patented electronic business-to-business exchange that automates and simplifies the ordering, tracking and fulfillment of vendor provided services principally related to the real estate and mortgage marketplaces.  This technology solution, whether web-based or integrated into a servicing system, connects multiple service providers through a single platform and forms an efficient method for managing a large scale network of vendors.

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

Equator’s Solutions — The EQ Workstation®, EQ Marketplace®, EQ Midsource® and EQ Portal™ platforms (can be used separately or together as an end-to-end solution).  EQ Workstation provides comprehensive, end-to-end workflow and transaction services to manage real estate and foreclosure related activities.  EQ Marketplace provides a coordinated means of purchasing a variety of real estate services from vendors including realtors, title, closing, inspection and valuation.  EQ Midsource allows users of EQ Workstation to outsource all or specific components of real estate related activities.  EQ Portal provides realtors direct access to process real estate transactions with secure exchange of data and documents along with realtor marketing, training and certification.

Corporate Items and Eliminations: Includes costs related to corporate support functions including executive, finance, legal, human resources, vendor management, risk and operational effectiveness as well as interest expense and also includes eliminations of transactions between the reporting segments.  Corporate Items and Eliminations also include the cost of facilities until approximately 40% of the facilities are occupied by the business units, at which time costs are allocated to the business units.

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

Stock Repurchase Plan

On February 28, 2014, our shareholders approved a new stock repurchase program, which replaced the previous stock repurchase program.  Under the new program, we are authorized to purchase up to 3.4 million shares of our common stock, based on a limit of 15% of the outstanding shares of common stock on the date of approval, in the open market, at a minimum price of $1.00 per share and a maximum price of $500.00 per share.  This is in addition to amounts previously purchased under the prior programs.  From authorization of the previous programs through June 30, 2014, we have purchased approximately 4.5 million shares of our common stock in the open market at an average price of $70.62 per share.  We purchased 0.7 million shares of common stock at an average price of $109.00 per share during the six months ended June 30, 2014 and 0.6 million shares at an average price of $89.01 per share during the six months ended June 30, 2013 (0.4 million shares at an average price of $108.24 per share for the second quarter of 2014 and 0.3 million shares at an average price of $94.49 per share for the second quarter of 2013). As of June 30, 2014, approximately 2.9 million shares of common stock remain available for repurchase under the new program. Luxembourg law also limits share repurchases to approximately the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased.  As of June 30, 2014, approximately $16 million was available to repurchase our common stock under Luxembourg law.  Our senior secured term loan also limits the amount we can spend on share repurchases in any year and may prevent repurchases in certain circumstances.  As of June 30, 2014, approximately $88 million was available to repurchase our common stock under our senior secured term loan.

Altisource’s Vision and Growth Initiatives

Since our separation from Ocwen, Altisource has become a company providing a suite of mortgage, real estate and consumer debt services, leveraging our technology and global operations.  Our relationship with Ocwen provided a foundation on which we built our business and remains an important priority for us.  Altisource’s vision has evolved to become the premier provider of real estate and mortgage marketplaces offering both distribution and content.  Within these industries, we are facilitating transactions related to home sales, home rentals, home maintenance, mortgage origination and mortgage servicing.  We continue to expand our service offerings and customer base by enhancing and broadening the services we provide to existing customers as well as extending our services to new customers.  The Equator acquisition, with its real estate and mortgage marketplace and transaction solutions, is in line with this vision and accelerates our evolution and growth.

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

•      deploying Hubzu to other institutions and the non-distressed home sales market

•                  providing property management, lease management and renovation management services to the single family rental market

Mortgage market:

•      maintaining and growing our services provided to Ocwen’s residential loan servicing portfolio

•                  maintaining and growing our services provided to the members of Lenders One and Ocwen’s origination platform

•      developing our next generation REALServicing technology

Distribution and transaction solutions:

•                  developing our next generation REALTrans (vendor management), REALRemit (invoice management) and REALDoc (document management) technologies

Factors Affecting Comparability

The following items may impact the comparability of our results:

•                  The average number of loans serviced by Ocwen on REALServicing was 2.1 million for the six months ended June 30, 2014 compared to 0.9 million for the six months ended June 30, 2013 (2.3 million for the second quarter of 2014 and 1.0 million for the second quarter of 2013).  The average number of delinquent non-Government-Sponsored Enterprise loans serviced by Ocwen on REALServicing was 360 thousand for the six months ended June 30, 2014 compared to 260 thousand for the six months ended June 30, 2013 (352 thousand for the second quarter of 2014 and 285 thousand for the second quarter of 2013);

•                  On November 15, 2013, we acquired Equator for an initial purchase price of $63.4 million plus contingent consideration of up to an additional $80 million over three years, subject to Equator achieving annual performance targets.  The liability for contingent consideration is reflected at fair value and adjusted each reporting period with the change in fair value recognized in earnings.  During the second quarter of 2014, the fair value was reduced by $37.9 million with a corresponding increase in earnings.  As a result of the adjustment in the fair value of the Equator contingent consideration, we determined that the Equator goodwill was impaired and recorded an estimated impairment loss of $37.5 million;

•                  On March 29, 2013, we completed the acquisition of the Homeward Residential Capital, Inc. (“Homeward”) fee-based businesses from Ocwen for an aggregate purchase price of $75.8 million;

•                  On April 12, 2013, we completed the Residential Capital, LLC (“ResCap”) fee-based business transaction with Ocwen for an aggregate purchase price of $128.8 million; and

•                  In November 2012, we borrowed $200.0 million under a senior secured term loan agreement and increased our borrowings to $400.0 million on May 7, 2013.  On December 9, 2013, we refinanced the senior secured term loan which included, among other changes, lowering the interest rate of the term loans.  Interest expense totaled $9.6 million and $8.1 million for the six months ended June 30, 2014 and 2013, respectively ($4.8 million and $4.9 million for the second quarter of 2014 and 2013, respectively).

Correction of Immaterial Errors

During the second quarter of 2014, we determined that while we properly identified our related parties in previously issued financial statements, disclosures of certain immaterial related party expenses were omitted.  We have corrected the previously presented disclosures of related party expenses in Note 2 — Transactions with Related Parties and on the face of the condensed consolidated statements of operations for the three and six months ended June 30, 2013.  The impact of correcting these items in the notes to the condensed consolidated financial statements had the effect of increasing the amounts disclosed as related party cost of revenue from Ocwen by $8.9 million for the six months ended June 30, 2013 ($5.1 million for the second quarter of 2013), increasing the amounts disclosed as selling, general and administrative expenses (“SG&A”) from Ocwen billings to Altisource by $0.2 million for the six months ended June 30, 2013 ($0.1 million for the second quarter of 2013), decreasing the amounts disclosed as SG&A from Altisource billings to Ocwen by $0.1 million for the six months ended June 30, 2013 ($0.1 million for the second quarter of 2013) and decreasing the amounts disclosed as SG&A from Altisource billings to AAMC by $0.2 million ($0.1 million for the second quarter of 2013).  Correcting these items on the face of the condensed consolidated statements of operations resulted in the disclosure of related party cost of revenue of $8.9 million for the six months ended June 30, 2013 ($5.1 million for the second quarter of 2013) and a decrease in previously disclosed related party SG&A by $1.7 million for the six months ended June 30, 2013 ($0.8 million for the second quarter of 2013).

In accordance with Accounting Standards Codification Topic 250, Accounting Changes and Error Corrections, the Company evaluated the effect of the disclosure and presentation errors on its previously issued annual and quarterly financial statements, both qualitatively and quantitatively, and concluded that the related party disclosures in the Company’s previously issued annual and quarterly financial statements are not materially misstated.

CONSOLIDATED RESULTS OF OPERATIONS

Summary Consolidated Results

The following is a discussion of our consolidated results of operations for the periods indicated.

The following table sets forth information regarding our results of operations:

	Three months ended June 30,			Six months ended June 30,
(in thousands, except per share data)	2014	2013	% Increase (decrease)	2014	2013	% Increase (decrease)

Service revenue
Mortgage Services	$188,477	$119,887	57	$334,971	$216,264	55
Financial Services	25,436	22,959	11	49,693	39,091	27
Technology Services	57,983	24,783	134	105,487	45,014	134
Eliminations	(8,731)	(5,955)	(47)	(17,027)	(11,143)	(53)
	263,165	161,674	63	473,124	289,226	64
Reimbursable expenses	32,276	23,299	39	61,071	43,565	40
Non-controlling interests	631	1,137	(45)	1,146	2,146	(47)
Total revenue	296,072	186,110	59	535,341	334,937	60
Cost of revenue	183,999	116,972	57	331,804	213,934	55
Gross profit	112,073	69,138	62	203,537	121,003	68
Selling, general and administrative expenses	49,021	29,828	64	92,555	48,508	91
Income from operations	63,052	39,310	60	110,982	72,495	53
Other income (expense), net:
Interest expense	(4,784)	(4,902)	2	(9,560)	(8,114)	(18)
Other income (expense), net	(43)	77	(156)	4	782	(99)
Total other income (expense), net	(4,827)	(4,825)	(0)	(9,556)	(7,332)	(30)
Income before income taxes and non-controlling interests	58,225	34,485	69	101,426	65,163	56
Income tax provision	(3,493)	(2,417)	(45)	(6,548)	(4,568)	(43)
Net income	54,732	32,068	71	94,878	60,595	57
Net income attributable to non-controlling interests	(631)	(1,137)	45	(1,146)	(2,146)	47

Net income attributable to Altisource	$54,101	$30,931	75	$93,732	$58,449	60

Margins:
Gross profit/service revenue	43%	43%		43%	42%
Income from operations/service revenue	24%	24%		23%	25%

Earnings per share:
Basic	$2.45	$1.34	83	$4.20	$2.51	67
Diluted	$2.24	$1.25	79	$3.84	$2.34	64

Revenue

We recognized service revenue of $473.1 million for the six months ended June 30, 2014, a 64% increase compared to the six months ended June 30, 2013 ($263.2 million for the second quarter of 2014, a 63% increase compared to the second quarter of 2013).  The continued growth in service revenue was driven by Ocwen’s growth, higher auction mix for houses sold on Hubzu, growth in our Financial Services and insurance services businesses and revenue from Equator.  Growth in our Financial Services business for the second quarter of 2014 and the six months ended June 30, 2014 was from expanding relationships with existing clients and attracting new clients in the customer relationship management business and for the six months ended June 30, 2014, from the mortgage charge-off collection business.  Service revenue growth was also driven by increases in Technology Services’ licensing revenue from the growth in Ocwen’s servicing portfolio and Equator, which was acquired in November 2013.  Growth in the insurance services business was driven by our overall growth and the addition of loss draft processing to our suite of insurance services.

The increase in revenue from reimbursable expenses for the six months ended June 30, 2014 of $61.1 million, or 40% compared to the six months ended June 30, 2013 ($32.3 million for the second quarter of 2014, a 39% increase compared to the second quarter of 2013), is primarily due to the growth of Ocwen’s loan servicing portfolio, although reimbursable expenses can vary significantly from period to period based on the mix of services ordered.

Our revenues are impacted by seasonality.  More specifically, the Financial Services segment’s asset recovery management revenue tends to be higher in the first quarter and generally declines throughout the year.  Mortgage Services revenue is impacted by REO sales and lawn maintenance, which tend to be at their lowest level during the fall and winter months and highest during the spring and summer months.

Cost of Revenue and Gross Profit

Cost of revenue principally includes payroll and employee benefits associated with personnel employed in customer service and operations roles, fees paid to external providers related to the provision of services, reimbursable expenses, technology and telecommunications expenses and depreciation and amortization of operating assets.

We recognized cost of revenue of $331.8 million for the six months ended June 30, 2014, a 55% increase compared to the six months ended June 30, 2013 ($184.0 million for the second quarter of 2014, a 57% increase compared to the second quarter of 2013).  The increase in cost of revenue is primarily attributable to increased compensation, vendor and technology and telecommunications costs associated with the growth in Ocwen’s loan servicing portfolio and the acquisition of Equator in November 2013.  In addition, our technology and telecommunications costs and depreciation and amortization expense were higher as a result of increased investment in the development of our next generation technology and infrastructure to support our growth.

Gross profit increased to $203.5 million, representing 43% of service revenue, for the six months ended June 30, 2014 from $121.0 million, representing 42% of service revenue, for the six months ended June 30, 2013 (increased to $112.1 million, representing 43% of service revenue, for the second quarter of 2014 from $69.1 million, representing 43% of service revenue for the second quarter of 2013).  The increase in gross profit margin for the six months ended June 30, 2014 was driven by margin expansion in all three of our reporting segments, partially offset by a shift in revenue mix across the segments.  In the Mortgage Services segment, we expanded our gross profit margin by fully utilizing employees that we were carrying in 2013 in anticipation of new business and performing certain services with our employees that were previously performed by outside vendors.  In the Financial Services segment, we expanded our gross profit margin through the growth of the higher margin mortgage charge-off collections and customer relationship management businesses, partially offset by higher compensation expense from headcount growth to support new business prior to the commencement of the business.  In the Technology Services segment, we expanded our gross profit margin due to the larger number of loans on REALServicing and from the Equator business, partially offset by our continued investment in our next generation technology to support our growth.  The mix of revenue across our segments partially offsets the improvements in each of the individual segments as our lower margin Technology Services segment grew at a considerably higher rate than the higher margin Mortgage Services segment.  While gross profit margins in the Technology Services segment improved for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, we anticipate margins to remain constrained as we continue to invest in the development of our next generation technology.

For the second quarter of 2014, increases in gross profit margin in the Mortgage Services segment were offset by lower gross profit margins in the Financial Services segment and Technology Services segment, driven by higher compensation expense from increased headcount to support our growth.

Selling, General and Administrative Expenses and Income from Operations

SG&A includes payroll for personnel employed in executive, finance, legal, human resources, vendor management, risk and operational effectiveness roles.  This category also includes occupancy costs, professional fees and depreciation and amortization of intangible assets.

We recognized SG&A of $92.6 million for the six months ended June 30, 2014, a 91% increase compared to the six months ended June 30, 2013 ($49.0 million for the second quarter of 2014, a 64% increase compared to the second quarter of 2013). This increase is primarily driven by higher amortization of intangible assets recorded in connection with the Homeward, ResCap and Equator acquisitions which closed on March 29, 2013, April 12, 2013 and November 15, 2013, respectively.  Amortization expense was $19.6 million and $10.2 million for the six months ended June 30, 2014 and 2013, respectively ($10.1 million and $9.0 million for the second quarter of 2014 and 2013, respectively).  In addition, SG&A increased from higher Hubzu marketing costs, higher bad debt expense and higher occupancy costs associated with office relocations and higher staffing levels.  We are also expanding some of our corporate functions to support Altisource’s growth.

The liability for contingent consideration related to the Equator acquisition is reflected at fair value and adjusted each reporting period with the change in fair value recognized in earnings.  During the second quarter of 2014, the fair value was reduced by $37.9 million with a corresponding increase in earnings.  As a result of the adjustment in the fair value of the Equator contingent consideration and based on our preliminary assessment, we estimated that the Equator goodwill was impaired and recorded an impairment loss of $37.5 million.

The following table presents the impact of the change in the fair value of the Equator Earn Out and Equator goodwill impairment for the second quarter of 2014 and for the six months ended June 30, 2014 and are included in selling, general and administrative expenses in the condensed consolidated statements of operations:

(in thousands)

Change in the fair value of Equator Earn Out	$(37,924)
Goodwill impairment	37,473

$(451)

Income from operations increased to $111.0 million, representing 23% of service revenue, for the six months ended June 30, 2014 from $72.5 million, representing 25% of service revenue, for the six months ended June 30, 2013 (increased to $63.1 million, representing 24% of service revenue for the second quarter of 2014 from $39.3 million, representing 24% of service revenue, for the second quarter of 2013).  The decrease in operating income margin for the six months ended June 30, 2014 is the result of the higher amortization of intangible assets recorded in connection with the Homeward, ResCap and Equator acquisitions and Hubzu marketing, partially offset by improved gross profit margins in all three of our reporting segments, as discussed above.

Other Income (Expense), net

Other income (expense), net principally includes interest expense and interest income.  Interest expense was $9.6 million for the six months ended June 30, 2014, an 18% increase compared to the six months ended June 30, 2013 ($4.8 million for the second quarter of 2014, a 2% decrease compared to the second quarter of 2013).  For the six months ended June 30, 2014, the increase was driven by the additional $200.0 million senior secured term loan borrowings on May 7, 2013, partially offset by lower interest rates from the senior secured term loan refinancing on December 9, 2013.  For the second quarter of 2014, the higher interest expense from the additional $200.0 million senior secured term loan borrowings on May 7, 2013 was more than offset by lower interest rates from the December 9, 2013 senior secured term loan refinancing.

For the six months ended June 30, 2013, we recorded $0.8 million of interest income earned on the $75.0 million loan to Ocwen, which was repaid in February 2013 (no comparative amounts for 2014 and the second quarter of 2013).

Income Tax Provision

We recognized an income tax provision of $6.5 million for the six months ended June 30, 2014 compared to $4.6 million for the six months ended June 30, 2013 ($3.5 million and $2.4 million for the second quarter of 2014 and 2013, respectively).  Altisource’s effective tax rate differs from the Luxembourg statutory tax rate of 29.2% primarily because of the effect of a favorable tax ruling in Luxembourg and the mix of income and losses in multiple tax jurisdictions.  Our effective tax rate for the six months ended June 30, 2014 was 6.5% compared to 7.0% for the six months ended June 30, 2013 (6.0% and 7.0% for the second quarter of 2014 and 2013, respectively).  Our consolidated effective income tax rate for financial reporting purposes may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our domestic and international operations, which may be subject to differing tax rates, and our ability to utilize net operating loss and tax credit carryforwards.

SEGMENT RESULTS OF OPERATIONS

The following section provides a discussion of pre-tax results of operations of our business segments for the three and six months ended June 30, 2014 and 2013.  Transactions between segments are accounted for as third party arrangements for purposes of presenting segment results of operations.  Intercompany transactions primarily consist of IT infrastructure services.  Generally, we reflect these as service revenue in the Technology Services segment and technology and telecommunications expense within cost of revenue and SG&A in the segment receiving the services, except for consulting services, which we reflect in outside fees and services within cost of revenue.

Financial information for our segments is as follows:

	Three months ended June 30, 2014
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue
Service revenue	$188,477	$25,436	$57,983	$(8,731)	$263,165
Reimbursable expenses	32,236	40	—	—	32,276
Non-controlling interests	631	—	—	—	631
	221,344	25,476	57,983	(8,731)	296,072
Cost of revenue	128,919	16,058	46,906	(7,884)	183,999
Gross profit	92,425	9,418	11,077	(847)	112,073
Selling, general and administrative expenses	23,472	4,773	7,533	13,243	49,021
Income from operations	68,953	4,645	3,544	(14,090)	63,052
Other income (expense), net	80	12	(106)	(4,813)	(4,827)
Income before income taxes and non-controlling interests	$69,033	$4,657	$3,438	$(18,903)	$58,225

Margins:
Gross profit/service revenue	49%	37%	19%	N/M	43%
Income from operations/service revenue	37%	18%	6%	N/M	24%

Transactions with related parties:
Revenue	$148,648	$7,129	$23,250	$—	$179,027
Cost of revenue	9,019	105	430	—	9,554
Selling, general and administrative expenses	7	—	78	(574)	(489)

N/M — not meaningful.

	Three months ended June 30, 2013
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue
Service revenue	$119,887	$22,959	$24,783	$(5,955)	$161,674
Reimbursable expenses	23,186	113	—	—	23,299
Non-controlling interests	1,137	—	—	—	1,137
	144,210	23,072	24,783	(5,955)	186,110
Cost of revenue	89,078	13,807	19,407	(5,320)	116,972
Gross profit	55,132	9,265	5,376	(635)	69,138
Selling, general and administrative expenses	12,590	3,534	3,028	10,676	29,828
Income from operations	42,542	5,731	2,348	(11,311)	39,310
Other income (expense), net	61	(5)	(1)	(4,880)	(4,825)
Income before income taxes and non-controlling interests	$42,603	$5,726	$2,347	$(16,191)	$34,485

Margins:
Gross profit/service revenue	46%	40%	22%	N/M	43%
Income from operations/service revenue	35%	25%	9%	N/M	24%

Transactions with related parties:
Revenue	$101,252	$6,683	$13,299	$—	$121,234
Cost of revenue	4,504	561	22	—	5,087
Selling, general and administrative expenses	13	—	40	(83)	(30)

N/M — not meaningful.

☒Table of Contents

	Six months ended June 30, 2014
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue
Service revenue	$334,971	$49,693	$105,487	$(17,027)	$473,124
Reimbursable expenses	61,003	68	—	—	61,071
Non-controlling interests	1,146	—	—	—	1,146
	397,120	49,761	105,487	(17,027)	535,341
Cost of revenue	231,723	30,671	84,671	(15,261)	331,804
Gross profit	165,397	19,090	20,816	(1,766)	203,537
Selling, general and administrative expenses	42,666	9,436	14,127	26,326	92,555
Income from operations	122,731	9,654	6,689	(28,092)	110,982
Other income (expense), net	128	11	(122)	(9,573)	(9,556)
Income before income taxes and non-controlling interests	$122,859	$9,665	$6,567	$(37,665)	$101,426

Margins:
Gross profit/service revenue	49%	38%	20%	N/M	43%
Income from operations/service revenue	37%	19%	6%	N/M	23%

Transactions with related parties:
Revenue	$271,087	$13,431	$40,067	$—	$324,585
Cost of revenue	16,246	140	456	—	16,842
Selling, general and administrative expenses	53	—	141	(925)	(731)

N/M — not meaningful.

	Six months ended June 30, 2013
				Corporate
	Mortgage	Financial	Technology	Items and	Consolidated
(in thousands)	Services	Services	Services	Eliminations	Altisource

Revenue
Service revenue	$216,264	$39,091	$45,014	$(11,143)	$289,226
Reimbursable expenses	43,248	317	—	—	43,565
Non-controlling interests	2,146	—	—	—	2,146
	261,658	39,408	45,014	(11,143)	334,937
Cost of revenue	161,447	25,833	36,519	(9,865)	213,934
Gross profit	100,211	13,575	8,495	(1,278)	121,003
Selling, general and administrative expenses	18,048	6,384	4,893	19,183	48,508
Income from operations	82,163	7,191	3,602	(20,461)	72,495
Other income (expense), net	(112)	(8)	3	(7,215)	(7,332)
Income before income taxes and non-controlling interests	$82,051	$7,183	$3,605	$(27,676)	$65,163

Margins:
Gross profit/service revenue	46%	35%	19%	N/M	42%
Income from operations/service revenue	38%	18%	8%	N/M	25%

Transactions with related parties:
Revenue	$181,127	$6,722	$23,483	$—	$211,332
Cost of revenue	8,260	614	40	—	8,914
Selling, general and administrative expenses	(27)	—	118	(375)	(284)
Interest income	—	—	—	773	773

N/M — not meaningful.

Mortgage Services

Revenue

Revenue by service line was as follows:

	Three months ended June 30,			Six months ended June 30,
			% Increase			% Increase
(in thousands)	2014	2013	(decrease)	2014	2013	(decrease)

Service revenue:
Asset management services	$105,948	$46,747	127	$180,673	$78,116	131
Insurance services	49,684	26,827	85	84,649	49,374	71
Residential property valuation	23,908	26,028	(8)	51,104	48,839	5
Default management services	5,554	11,888	(53)	11,391	22,858	(50)
Origination management services	3,383	8,397	(60)	7,154	17,077	(58)
Total service revenue	188,477	119,887	57	334,971	216,264	55

Reimbursable expenses:
Asset management services	30,975	22,157	40	58,137	41,557	40
Insurance services	867	378	129	1,516	521	191
Default management services	362	610	(41)	1,279	1,038	23
Origination management services	32	41	(22)	71	132	(46)
Total reimbursable expenses	32,236	23,186	39	61,003	43,248	41

Non-controlling interests	631	1,137	(45)	1,146	2,146	(47)

Total revenue	$221,344	$144,210	53	$397,120	$261,658	52

Revenue from related parties:
Asset management services	$103,875	$62,052	67	$184,505	$106,253	74
Residential property valuation	22,745	24,770	(8)	48,986	46,366	6
Insurance services	18,617	9,828	89	29,622	19,320	53
Default management services	2,956	4,252	(30)	7,125	8,604	(17)
Origination management services	455	350	30	849	584	45

Total	$148,648	$101,252	47	$271,087	$181,127	50

Service revenue growth from asset management services and insurance services is primarily driven by Ocwen’s growth as loans from its servicing acquisitions are boarded onto REALServicing, higher auction mix for houses sold on Hubzu and growth in our insurance services business.  From June 30, 2013 through June 30, 2014, Ocwen boarded 1.4 million loans onto REALServicing from Ocwen’s acquisitions of Homeward, ResCap and OneWest Bank FSB servicing rights.  Growth in the insurance services business was driven by our overall growth and the addition of loss draft processing to our suite of insurance services.  The decline in default management services revenue was driven primarily by lower levels of foreclosure starts.  The lower origination management services revenue was driven by the loss of a customer who, in the fourth quarter of 2013, eliminated its affinity relationship with Altisource and its other similar vendor partners and lower origination volume.

Cost of Revenue and Gross Profit

Cost of revenue consists of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2014	2013	% Increase (decrease)	2014	2013	% Increase (decrease)

Compensation and benefits	$19,200	$16,093	19	$34,652	$30,699	13
Outside fees and services	69,776	44,757	56	121,626	77,994	56
Reimbursable expenses	32,236	23,186	39	61,003	43,248	41
Technology and telecommunications	7,061	4,605	53	13,265	8,725	52
Depreciation and amortization	646	437	48	1,177	781	51

Cost of revenue	$128,919	$89,078	45	$231,723	$161,447	44

Cost of revenue increased during the second quarter of 2014 and six months ended June 30, 2014 primarily due to the growth of Ocwen’s loan servicing portfolio.  Outside fees and services, technology and telecommunications and depreciation and amortization increased in line with the increase in service revenue.  However, compensation and benefits costs as a percentage of service revenue continued to decrease as we experience the benefit of our workforce efficiency initiatives on higher referral volumes and transitioning the performance of certain services to lower cost geographies.

Gross profit increased to $165.4 million, representing 49% of service revenue, for the six months ended June 30, 2014 from $100.2 million, representing 46% of service revenue, for the six months ended June 30, 2013 (increased to $92.4 million, representing 49% of service revenue, for the second quarter of 2014 from $55.1 million, representing 46% of service revenue, for the second quarter of 2013).  We expanded our gross profit margin by fully utilizing employees that we were carrying in 2013 in anticipation of new business and performing certain services with our employees that were previously performed by outside vendors.  The increase in gross profit margin was partially offset by the impact of revenue mix, costs we are incurring to build and develop our insurance services business, and higher staff levels in our origination related and rental property management businesses than currently required in preparation for anticipated growth.  Generally, we have been able to maintain our margins in a period of accelerated growth, and we anticipate that we will continue to improve margins by reducing employee and vendor costs as a percentage of service revenue through workforce efficiency initiatives, vendor cost reduction initiatives and displacing vendors with internal personnel at a lower cost.

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

Selling, General and Administrative Expenses and Income from Operations

SG&A increased during the second quarter of 2014 and six months ended June 30, 2014 principally due to the amortization of intangible assets recorded in connection with the Homeward and ResCap transactions, increased Hubzu marketing costs, higher bad debt expense and higher facility costs from increased headcount.  Amortization expense was $14.5 million and $7.4 million for the six months ended June 30, 2014 and 2013, respectively ($7.4 million and $6.7 million for the second quarter of 2014 and 2013, respectively).

Income from operations increased to $122.7 million, representing 37% of service revenue, for the six months ended June 30, 2014 from $82.2 million, representing 38% of service revenue, for the six months ended June 30, 2013 (increased to $69.0 million, representing 37% of service revenue, for the second quarter of 2014 from $42.5 million, representing 35% of service revenue, for the second quarter of 2013).  The decrease in operating income margin for the six months ended June 30, 2014 is the result of the increase of SG&A as a percentage of service revenue, primarily driven by higher intangible asset amortization and Hubzu marketing costs, partially offset by a higher gross profit margin, as discussed above.  The increase in operating income margin for the second quarter of 2014 is the result of a higher gross profit margin, partially offset by higher SG&A as a percentage of service revenue, primarily driven by Hubzu marketing costs.

Financial Services

Revenue

Revenue by service line was as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2014	2013	% Increase (decrease)	2014	2013	% Increase (decrease)

Service revenue:
Asset recovery management	$12,102	$12,172	(1)	$23,384	$18,124	29
Customer relationship management	13,334	10,787	24	26,309	20,967	25
Total service revenue	25,436	22,959	11	49,693	39,091	27

Reimbursable expenses:
Asset recovery management	40	113	(65)	68	317	(79)
Total reimbursable expenses	40	113	(65)	68	317	(79)

Total revenue	$25,476	$23,072	10	$49,761	$39,408	26

Revenue from related parties:
Asset recovery management	$7,129	$6,683	7	$13,431	$6,722	100

Financial Services revenue increased during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due to the expansion of the higher margin mortgage charge-off business and the growth in the customer relationship management business from the addition of new clients and the expansion of services provided to existing clients.  During the second quarter of 2014, higher revenues from the customer relationship management business were partially offset by lower mortgage charge-off revenue.

Our Financial Services business is impacted by seasonality.  Asset recovery management revenue tends to be higher in the first quarter of each year as borrowers utilize tax refunds and bonuses to pay debts.

Cost of Revenue and Gross Profit

Cost of revenue consists of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2014	2013	% Increase (decrease)	2014	2013	% Increase (decrease)

Compensation and benefits	$12,049	$10,507	15	$23,088	$19,410	19
Outside fees and services	888	1,151	(23)	1,705	2,371	(28)
Reimbursable expenses	40	113	(65)	68	317	(79)
Technology and telecommunications	2,727	1,811	51	5,167	3,278	58
Depreciation and amortization	354	225	57	643	457	41

Cost of revenue	$16,058	$13,807	16	$30,671	$25,833	19

Compensation and benefits costs and technology and telecommunications expenses increased during the second quarter of 2014 and six months ended June 30, 2014 compared to the second quarter of 2013 and six months ended June 30, 2013 primarily due to growth in staffing levels in the mortgage charge-off collections and customer relationship management businesses in anticipation of the growth in these businesses.

Gross profit increased to $19.1 million, representing 38% of service revenue, for the six months ended June 30, 2014 from $13.6 million, representing 35% of service revenue, for the six months ended June 30, 2013 (increased to $9.4 million, representing 37% of service revenue, for the second quarter of 2014 from $9.3 million, representing 40% of service revenue, for the second quarter of 2013).  For the six months ended June 30, 2014, we expanded our gross profit margin through the growth of the higher margin mortgage charge-off and customer relationship management businesses.  For the second quarter of 2014, revenue growth in our higher margin customer relationship management business was more than offset by a revenue decrease in our higher margin mortgage charge-off business.

Selling, General and Administrative Expenses and Income from Operations

SG&A increased during the second quarter of 2014 and six months ended June 30, 2014 compared to the second quarter of 2013 and six months ended June 30, 2013 principally from higher occupancy-related costs driven by higher headcount.

Income from operations increased to $9.7 million, representing 19% of service revenue, for the six months ended June 30, 2014 from $7.2 million, representing 18% of service revenue, for the six months ended June 30, 2013 (decreased to $4.6 million, representing 18% of service revenue, for the second quarter of 2014 from $5.7 million, representing 25% of service revenue, for the second quarter of 2013).  The increase in operating income margin for the six months ended June 30, 2014 is the result of a higher gross profit margin, partially offset by the increase of SG&A as a percentage of service revenue, as discussed above.  The decrease in operating income margin for the second quarter of 2014 is the result of a lower gross profit margin and an increase in SG&A as a percentage of service revenue, as discussed above.

Technology Services

Revenue

Revenue by service line was as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2014	2013	% Increase (decrease)	2014	2013	% Increase (decrease)

Service revenue:
REALSuite and Equator	$40,298	$15,325	163	$75,556	$28,298	167
IT infrastructure services	17,685	9,458	87	29,931	16,716	79

Total revenue	$57,983	$24,783	134	$105,487	$45,014	134

Revenue from related parties:
REALSuite and Equator	$12,639	$8,736	45	$23,989	$15,934	51
IT infrastructure services	10,611	4,563	133	16,078	7,549	113

Total	$23,250	$13,299	75	$40,067	$23,483	71

The increase in REALSuite and Equator revenue for the second quarter of 2014 and six months ended June 30, 2014 compared to the second quarter of 2013 and six months ended June 30, 2013 is primarily driven by the acquisition of Equator in November 2013, increased licensing revenue from REALDoc and the growth in Ocwen’s residential loan servicing portfolio on REALServicing from Ocwen’s acquisitions of Homeward, ResCap and OneWest Bank FSB servicing rights.

IT infrastructure services revenue also increased for the second quarter of 2014 and six months ended June 30, 2014 due to an increase in headcount and costs at both Ocwen and Altisource.  IT infrastructure services are billed on a cost plus basis.

For segment presentation purposes, revenue from services provided by Technology Services to our other reporting segments is eliminated in consolidation.  This inter-segment revenue is included as revenue in the Technology Services segment and as technology and telecommunications expense, a component of cost of revenue and SG&A, in our other reporting segments.

Cost of Revenue and Gross Profit

Cost of revenue consists of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2014	2013	% Increase (decrease)	2014	2013	% Increase (decrease)

Compensation and benefits	$31,872	$10,144	214	$58,031	$19,214	202
Outside fees and services	492	508	(3)	925	1,015	(9)
Technology and telecommunications	10,154	5,892	72	17,457	10,273	70
Depreciation and amortization	4,388	2,863	53	8,258	6,017	37

Cost of revenue	$46,906	$19,407	142	$84,671	$36,519	132

Cost of revenue increased for the second quarter of 2014 and six months ended June 30, 2014 compared to the second quarter of 2013 and six months ended June 30, 2013 due to the acquisition of Equator and the hiring of more and higher cost personnel to support the development of our next generation REALSuite software.  We expect cost of revenue in the Technology Services segment to increase as we continue to invest in personnel to support our development and growth initiatives.  Technology and telecommunications costs were higher primarily as a result of the acquisition of Equator, the increase in employee headcount and the expansion of facilities.

Gross profit increased to $20.8 million, representing 20% of service revenue, for the six months ended June 30, 2014 from $8.5 million, representing 19% of service revenue, for the six months ended June 30, 2013 (increased to $11.1 million, representing 19% of service revenue, for the second quarter of 2014 from $5.4 million, representing 22% of service revenue, for the second quarter of 2013).  For the six months ended June 30, 2014, we expanded our gross profit margin from a larger number of loans on REALServicing and from the Equator business which we acquired in November 2013, partially offset by our continued investment in our next generation technology to support our growth.  For the second quarter of 2014, costs associated with our continued investment in our next generation technology were higher than growth in our service revenue.  We anticipate margins to remain constrained as we continue to invest in the development of our next generation technology.

Selling, General and Administrative Expenses and Income from Operations

SG&A increased for the second quarter of 2014 and the six months ended June 30, 2014 compared to the second quarter of 2013 and six months ended June 30, 2013 primarily due to the acquisition of Equator, higher administrative employee costs and increased occupancy-related costs driven by higher headcount as well as increased intangible asset amortization related to the Homeward, ResCap and Equator acquisitions.  Amortization expense was $2.2 million and $0.5 million for the six months ended June 30, 2014 and 2013, respectively ($1.3 million and $0.5 million for the second quarter of 2014 and 2013, respectively).

Income from operations increased to $6.7 million, representing 6% of service revenue, for the six months ended June 30, 2014 from $3.6 million, representing 8% of service revenue, for the six months ended June 30, 2013 (increased to $3.5 million, representing 6% of service revenue, for the second quarter of 2014 from $2.3 million, representing 9% of service revenue, for the second quarter of 2013).  The decreases in operating income margin are the result of increased intangible asset amortization related to the Homeward, ResCap and Equator acquisitions and the impact of gross profit margins, as discussed above.

Corporate Items and Eliminations

Corporate Items and Eliminations include costs related to corporate support functions including executive, finance, legal, human resources, vendor management, risk and operational effectiveness as well as interest expense.  It also includes eliminations of transactions between the reporting segments.

Corporate costs increased for the second quarter of 2014 and six months ended June 30, 2014 compared to the second quarter of 2013 and six months ended June 30, 2013 primarily due to higher compensation and employee-related costs and interest expense.  We incurred higher compensation and employee-related costs as we are expanding certain corporate functions to support our continued growth.

Interest expense was $9.6 million for the six months ended June 30, 2014, an 18% increase compared to the six months ended June 30, 2013 ($4.8 million for the second quarter of 2014, a 2% decrease compared to the second quarter of 2013).  For the six months ended June 30, 2014, the increase was driven by the additional $200.0 million senior secured term loan borrowings on May 7, 2013, partially offset by lower interest rates from the senior secured term loan refinancing on December 9, 2013.  For the second quarter of 2014, the higher interest expense from the additional $200.0 million senior secured term loan borrowings on May 7, 2013 was more than offset by lower interest rates from the December 9, 2013 senior secured term loan refinancing.

For the six months ended June 30, 2013, we recorded $0.8 million of interest income earned on the $75.0 million loan to Ocwen, which was repaid in February 2013 (no comparative amounts for 2014 and the second quarter of 2013).

Intercompany revenue that is eliminated in consolidation increased for the second quarter of 2014 and six months ended June 30, 2014 compared to the second quarter of 2013 and six months ended June 30, 2013.  These intercompany transactions primarily consisted of IT infrastructure services.  While the expenses are recognized in the Mortgage Services and Financial Services segments above, the elimination of these expenses is reflected in Corporate Items and Eliminations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary source of liquidity is cash flows from operations.  We seek to deploy excess cash generated in a disciplined manner. Principally, we intend to use excess cash to develop complementary services and businesses that we believe will generate attractive margins in line with our core capabilities and strategy.  Further, we evaluate potential acquisitions that align with our vision and accelerate the achievement of our strategic objectives.  We also intend to use excess cash to repurchase shares of our common stock when trading at attractive prices.

Senior Secured Term Loan

On November 27, 2012, we entered into a seven-year senior secured term loan agreement with Bank of America, N.A. as administrative agent, pursuant to which we borrowed $200.0 million.  On May 7, 2013, we amended the senior secured term loan agreement to increase the principal amount of the senior secured term loan by $200.0 million and to provide additional share repurchase capacity, among other changes. Under the terms of the senior secured term loan, as amended, we have the ability to borrow an additional $200.0 million under an accordion provision. On December 9, 2013, we entered into Amendment No. 2 (“Second Amendment”) to the senior secured term loan agreement in which we incurred indebtedness in the form of Refinancing Debt (as defined in the senior secured term loan agreement), the proceeds of which were used to refinance, in full, the term loans outstanding under the senior secured term loan agreement immediately prior to the effectiveness of the Second Amendment.  The Refinancing Debt bears interest at lower rates and has a maturity date approximately one year later than the prior term loans.  Generally, the margin applied to either the Adjusted Eurodollar rate or the Base Rate, as defined in the senior secured term loan agreement, was reduced by 1 percentage point and the floor was reduced by 0.25 percentage points.  The Second Amendment further modified the senior secured term loan agreement to, among other changes, increase the maximum permitted amount of Restricted Junior Payments (as defined in the senior secured term loan agreement), including share repurchases by the Company.  The Refinancing Debt must be repaid in equal consecutive quarterly principal installments of $1.0 million commencing on December 31, 2013, with the balance due at maturity.  After giving effect to the Second Amendment, all amounts outstanding under the senior secured term loan agreement will become due on the earlier of (i) December 9, 2020, being the seventh anniversary of the closing date of the Second Amendment, and (ii) the date on which the loans are declared to be due and owing by the administrative agent at the request (or with the consent) of the Required Lenders (as defined in the senior secured term loan agreement) upon the occurrence of any event of default under the senior secured term loan agreement.  However, if leverage ratios, as defined in the senior secured term loan agreement, exceed 2.75 to 1.00, a percentage of cash flows must be used to repay principal.  No mandatory prepayments were owed for the six months ended June 30, 2014.  We are currently permitted to make voluntary prepayments without penalty.  Interest payments are due monthly.  The interest rate as of June 30, 2014 was 4.50%.

The debt covenants in the senior secured term loan agreement limit, among other things, our ability to incur additional debt, pay dividends and repurchase stock.  In the event we require additional liquidity, our ability to obtain it may be limited by the senior secured term loan.

Subsequent to the filing of this SEC Form 10-Q, we intend to borrow $200.0 million using the accordion feature of the senior secured term loan agreement and amend the senior secured term loan agreement to provide additional share buy-back capacity.  We anticipate the additional $200.0 million debt will carry the same interest rate as the existing debt.  We intend to use this cash to repurchase shares and to support general corporate purposes, including potential acquisitions.  There can be no assurance that we will be able to complete the additional borrowing using the accordion feature on a timely basis or on terms acceptable to us.

Cash Flows

The following table presents our cash flows for the six months ended June 30:

			% Increase
(in thousands)	2014	2013	(decrease)

Net income adjusted for non-cash items	$133,888	$83,760	60
Changes in operating assets and liabilities	(22,361)	(16,292)	(37)
Net cash flows provided by operating activities	111,527	67,468	65
Net cash flows used in investing activities	(30,816)	(141,499)	78
Net cash flows (used in) provided by financing activities	(83,256)	146,334	(157)
(Decrease) increase in cash and cash equivalents	(2,545)	72,303	(104)
Cash and cash equivalents at beginning of period	130,429	105,502	24

Cash and cash equivalents at end of period	$127,884	$177,805	(28)

Cash Flows from Operating Activities

Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net income.  For the six months ended June 30, 2014, we generated cash flows from operating activities of $111.5 million, or approximately $0.24 for every dollar of service revenue compared to cash flows from operating activities of $67.5 million, or approximately $0.23 for every dollar of service revenue for the six months ended June 30, 2013.  The increase in cash flows from operations for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 is principally driven by the increase in net income, after adding back depreciation and amortization, including amortization of intangible assets, partially offset by unfavorable changes in working capital principally due to higher accounts receivable from revenue growth.

In periods of growth, operating cash flows per service revenue dollar can be negatively impacted because of the nature of some of our services.  Certain services are performed immediately following or shortly after the referral, but the collection of the receivable does not occur until a specific event occurs (e.g., the foreclosure is complete, the REO asset is sold, etc.).  As we continue to grow, our receivables will also grow and our cash flows from operations may be negatively impacted when comparing one interim period to another.

Cash Flows from Investing Activities

Cash flows from investing activities include capital expenditures of $30.5 million and $13.4 million for the six months ended June 30, 2014 and 2013, respectively, primarily related to facility build-outs and investments in IT infrastructure and the next generation of our REALSuite of software applications.  On March 29, 2013, we acquired the Homeward fee-based business from Ocwen for $75.8 million, after a working capital and pre-acquisition net income adjustment payment by Ocwen totaling $11.1 million, which we received in September 2013.  On April 12, 2013, we entered into an agreement with Ocwen to establish additional terms related to the existing servicing arrangements between Altisource and Ocwen in connection with Ocwen’s acquisition of certain mortgage servicing platform assets of ResCap.  The cash consideration paid by Altisource to Ocwen under the ResCap agreements totaled $128.8 million.  On March 31, 2013, we sold our 49% interest in Correspondent One S.A. (“Correspondent One”) to Ocwen for $12.6 million.  On February 15, 2013, Ocwen repaid the $75.0 million loan that it borrowed from us in December 2012.

Cash Flows from Financing Activities

Cash flows from financing activities for the six months ended June 30, 2014 and 2013 primarily include activity associated with share repurchases, stock option exercises and payments to non-controlling interests.  For the six months ended June 30, 2014 and 2013, we spent $80.7 million and $51.6 million, respectively, to repurchase our common stock.  Stock option exercises provided proceeds of $0.6 million and $2.9 million for the six months ended June 30, 2014 and 2013, respectively.  During the six months ended June 30, 2014 and 2013, we repaid $2.0 million and $1.5 million, respectively, of the borrowings under the senior secured term loan.  Distributions to non-controlling interests were $1.2 million and $1.9 million for the six months ended June 30, 2014 and 2013, respectively.

Liquidity Requirements after June 30, 2014

On November 15, 2013, we completed the acquisition of Equator and paid $63.4 million at closing in cash (net of closing working capital adjustments).  Additionally, the purchase agreement provides for the payment of up to $80 million in potential additional consideration determined based on Equator’s Adjusted EBITA (as defined in the purchase agreement) in the three consecutive 12-month periods following closing.  Up to $22.5 million of this potential additional consideration can be earned in each of the first two 12-month periods, and up to $35.0 million can be earned in the third 12-month period.  Any amounts earned upon the achievement of Adjusted EBITA thresholds are payable through 2017.  We may, at our discretion, pay up to 20% of each payment of any of this potential additional consideration in shares of Company restricted stock, with the balance to be paid in cash.  As of June 30, 2014, we estimate the fair value of the potential additional consideration related to the Equator acquisition is $8.1 million.  The amount ultimately paid will depend on Equator’s actual Adjusted EBITA in the three consecutive 12-month periods following closing.

During the third quarter of 2014, we expect to distribute $0.6 million to the Lenders One members representing non-controlling interests and repay $1.0 million of the senior secured term loan.

We believe that we will generate sufficient cash flows to fund operations, capital expenditures and required debt and interest payments as well as repurchase shares of our common stock.  If we require additional capital, we believe that we have adequate access to both debt and equity capital markets.

Contractual Obligations, Commitments and Contingencies

For the six months ended June 30, 2014, there were no significant changes to our contractual obligations from those identified in our Form 10-K for the fiscal year ended December 31, 2013, other than those that occur in the normal course of business (primarily the addition of operating leases due to our growth).  See also Note 18 to the interim condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RECENT ACCOUNTING PRONOUNCEMENT

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

Our critical accounting policies are described in the MD&A section of our Form 10-K for the year ended December 31, 2013 filed with the SEC on February 13, 2014.  Those policies have not changed during the six months ended June 30, 2014.

Future Adoption of a New Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers.  This standard establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance.  The core principle of the new standard is an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This new standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early adoption is not permitted.  The Company is currently evaluating the impact this new guidance may have on its results of operations and financial position.

OTHER MATTERS

Related Parties

See Note 2 to the condensed consolidated financial statements for a description of the nature of related parties.

Ocwen

For the six months ended June 30, 2014 and 2013, we recognized segment revenue from Ocwen of $266.4 million and $180.6 million, respectively, in the Mortgage Services segment ($144.7 million and $101.0 million for the second quarter of 2014 and 2013, respectively), $13.4 million and $6.7 million, respectively, in the Financial Services segment ($7.1 million and $6.7 million for the second quarter of 2014 and 2013, respectively) and $40.0 million and $23.5 million, respectively, in the Technology Services segment ($23.2 million and $13.3 million for the second quarter of 2014 and 2013, respectively).  Services provided to Ocwen during these periods included residential property valuation, real estate asset management and sales, trustee management services, property inspection and preservation, insurance services, charge-off mortgage collections, IT infrastructure management services and software applications including our REALSuite of software products.  We provided services at rates we believe to be comparable to market rates.

For the six months ended June 30, 2014 and 2013, Ocwen billed us $16.8 million and $8.9 million, respectively ($9.6 million and $5.1 million for the second quarter of 2014 and 2013, respectively), for data access fees and contractor and/or employee costs under agreements described in Note 2 to the condensed consolidated financial statements.  These amounts are reflected as a component of cost of revenue in the condensed consolidated statements of operations.

For the six months ended June 30, 2014 and 2013, we billed Ocwen $2.2 million and $1.3 million, respectively ($1.2 million and $0.6 million for the second quarter of 2014 and 2013, respectively), and Ocwen billed us $2.4 million and $1.6 million, respectively ($1.2 million and $0.9 million for the second quarter of 2014 and 2013, respectively) for other services provided under the agreements described in Note 2 to the condensed consolidated financial statements.  These amounts are reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

On December 27, 2012, we entered into a senior unsecured term loan agreement with Ocwen under which we loaned $75.0 million to Ocwen.  Payments of interest were due quarterly at a rate per annum equal to the Eurodollar Rate (as defined in the agreement) plus 6.75%, provided that the Eurodollar Rate is not less than 1.50%.  On February 15, 2013, Ocwen repaid the outstanding principal amount of this loan and all accrued and unpaid interest and the term loan was terminated.  Interest income related to this loan was $0.8 million for the six months ended June 30, 2013, all of which was recognized in the first quarter of 2013.

On January 31, 2013, we entered into non-binding letters of intent with Ocwen to acquire certain fee-based businesses associated with Ocwen’s acquisitions of the Homeward and ResCap servicing portfolios.  Ocwen acquired the Homeward servicing portfolio on December 27, 2012 and the ResCap servicing portfolio on February 15, 2013.  Altisource acquired the Homeward fee-based businesses from Ocwen on March 29, 2013 (see Note 3 to the condensed consolidated financial statements).  Altisource entered into an agreement with Ocwen on April 12, 2013 to establish additional terms related to our services in connection with the ResCap fee-based businesses (see Note 3 to the condensed consolidated financial statements).

Correspondent One and HLSS

For the six months ended June 30, 2013, we billed Correspondent One $0.1 million (no comparative amounts for 2014 and the second quarter of 2013).  This amount is reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.  We also provided certain origination related services to Correspondent One.  We earned revenue of $0.1 million for the six months ended June 30, 2013 for these services (no comparative amounts for 2014 and the second quarter of 2013).

We billed HLSS $0.4 million and $0.3 million for the six months ended June 30, 2014 and 2013, respectively ($0.2 million in each period for the second quarter of 2014 and 2013).  These amounts are reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

Residential and AAMC

For the six months ended June 30, 2014 and 2013, we billed Residential $4.7 million and $0.4 million, respectively ($3.9 million and $0.2 million for the second quarter of 2014 and 2013, respectively).  For the six months ended June 30, 2014 and 2013, we billed AAMC less than $0.1 million in each period (less than $0.1 million in each period for the second quarter of 2014 and 2013) under the services agreements described in Note 2 to the condensed consolidated financial statements.  These amounts are reflected in revenue in the condensed consolidated statements of operations.  In addition, for the six months ended June 30, 2014 and 2013, we billed AAMC $0.5 million and $0.2 million, respectively ($0.3 million and $0.1 million for the second quarter of 2014 and 2013, respectively), under the support services agreements described in Note 2 to the condensed consolidated financial statements.  These amounts are reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Our financial market risk consists primarily of interest rate and foreign currency exchange risk.

Interest Rate Risk

As of June 30, 2014, the interest rate charged on the senior secured term loan was 4.50%.  The interest rate is calculated based on the Adjusted Eurodollar Rate (as defined in the senior secured term loan agreement) with a minimum floor of 1.00% plus 3.5%.

Based on the principal amount outstanding at June 30, 2014, a one percentage point increase in the Eurodollar rate would increase our annual interest expense by approximately $0.9 million, based on the June 30, 2014 Adjusted Eurodollar Rate.

Foreign Currency Exchange Risk

We are exposed to currency risk from potential changes in currency values of our foreign currency denominated expenses, assets, liabilities and cash flows.  Our most significant foreign currency exposure relates to the Indian Rupee.  Based on expenses incurred in Indian Rupees during 2014, a one percentage point increase in value of the Indian Rupee in relation to the United States dollar would increase our annual expenses by approximately $1.0 million.

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

b)             Internal Control over Financial Reporting

Other than described below, there were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the second quarter of 2014, we determined that disclosures of related party expenses in previously issued financial statements were not complete.  Accordingly, we enhanced our related party disclosure controls to include disclosure reconciliation procedures between us and our related parties and reviews of related party activity reflected in accounts receivable and accounts payable to ensure our disclosures are complete.

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

Regulatory Matters

Our business is subject to regulation and oversight by federal, state and local governmental authorities.  We periodically receive subpoenas, civil investigative demands or other requests for information from regulatory agencies in connection with their regulatory or investigative authority.  We are currently responding to such inquiries from federal and state agencies relating to certain aspects of our business.  We believe it is premature to predict the potential outcome or to estimate any potential financial impact in connection with these inquiries.

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

For the second quarter of 2014, we generated approximately 59% of our revenue from Ocwen.  Ocwen purchases certain services from our Mortgage Services, Financial Services and Technology Services segments under service agreements that extend through August 2025, subject to termination under certain provisions.  The loss of Ocwen as a customer or their failure to pay us would significantly reduce our revenue and adversely affect our results of operations.  Further, Ocwen has grown significantly in recent years through acquisitions of mortgage servicing rights and acquisitions of companies with mortgage servicing rights and mortgage origination platforms.  As a result of Ocwen’s growth, we have grown.  If Ocwen does not continue to acquire mortgage servicing rights or does not grow its mortgage origination business, our business and results of operations could be negatively impacted.

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

We are subject to certain additional federal, state and local consumer protection regulations.  We also are subject to licensing and regulation as a mortgage services provider, mortgage origination underwriter, valuation provider, appraisal management company, asset manager, property manager, title insurance agent, property and casualty insurance broker, real estate broker and/or debt collector in a number of states.  Our employees and subsidiaries may be required to be licensed by various state commissions for the particular type of service sold and to participate in regular continuing education programs.  Additionally, we are subject to audits and examinations and receive requests from federal, state and other regulatory agencies for records, documents and information regarding our policies, procedures and practices which could result in adverse regulatory action against us or cause us to incur costs, fines, penalties, settlement costs, damages, legal fees or other charges in material amounts or could impose additional requirements or restrictions on our activities.  We incur significant ongoing costs to comply with governmental regulations.

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

Item 2.  Issuer Purchases of Equity Securities

Equity securities repurchased by us:

The following table presents information related to our repurchases of our equity securities for the second quarter of 2014:

Period	Total number of shares purchased(1)	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs(2)

Common stock:
April 1 – 30, 2014	146,198	$113.74	146,198	3,132,776
May 1 – 31, 2014	268,850	105.25	268,850	2,863,926
June 1 – 30, 2014	—	—	—	2,863,926

Total shares of common stock	415,048	$108.24	415,048	2,863,926

(1)    Includes shares withheld from employees to satisfy tax withholding obligations that arose from the exercise of stock options.

(2)    On February 28, 2014, our shareholders authorized a new share repurchase program that replaces the prior program and authorizes us to purchase up to 3.4 million shares of our common stock in the open market.

The provisions of our senior secured term loan agreement, as amended, limit, among other things, our ability to incur additional debt, pay dividends and repurchase stock.  In addition, Luxembourg law currently limits our ability to pay dividends and repurchase stock.

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

101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013; (iii) Condensed Consolidated Statements of Equity for the six months ended June 30, 2014 and 2013; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (v) Notes to Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

(Registrant)

Date: July 29, 2014	By:	/s/ Michelle D. Esterman
Michelle D. Esterman Chief Financial Officer (On behalf of the Registrant and as its Principal Financial Officer)