Form 10-Q
period 2014-09-30
Altisource Portfolio Solutions S.A.
filed 2014-10-23
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of October 20, 2014, there were 20,271,929 outstanding shares of the registrant’s shares of beneficial interest (excluding 5,140,819 shares held as treasury stock).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Condensed Consolidated Financial Statements (Unaudited)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$176,589	$130,429
Accounts receivable, net	159,965	104,787
Prepaid expenses and other current assets	17,454	10,891
Deferred tax assets, net	2,837	2,837
Total current assets	356,845	248,944

Premises and equipment, net	115,773	87,252
Deferred tax assets, net	158	622
Goodwill	72,384	99,414
Intangible assets, net	250,315	276,162
Other assets	21,117	17,658

Total assets	$816,592	$730,052

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$99,598	$84,706
Current portion of long-term debt	5,945	3,975
Deferred revenue	13,504	36,742
Other current liabilities	9,683	10,131
Total current liabilities	128,730	135,554

Long-term debt, less current portion	584,028	391,281
Other non-current liabilities	14,572	45,476

Commitments, contingencies and regulatory matters (Note 18)

Equity:
Common stock ($1.00 par value; 100,000 shares authorized; 25,413 issued and 20,747 outstanding as of September 30, 2014; 25,413 issued and 22,629 outstanding as of December 31, 2013)	25,413	25,413
Additional paid-in capital	90,911	89,273
Retained earnings	369,952	239,561
Treasury stock, at cost (4,666 shares as of September 30, 2014 and 2,784 shares as of December 31, 2013)	(398,217)	(197,548)
Altisource equity	88,059	156,699

Non-controlling interests	1,203	1,042
Total equity	89,262	157,741

Total liabilities and equity	$816,592	$730,052

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Revenue	$287,688	$210,835	$823,029	$545,772
Cost of revenue	188,724	134,261	520,528	348,195

Gross profit	98,964	76,574	302,501	197,577
Selling, general and administrative expenses	46,748	31,519	139,303	80,027

Income from operations	52,216	45,055	163,198	117,550
Other income (expense), net:
Interest expense	(6,480)	(6,188)	(16,040)	(14,302)
Other income (expense), net	131	(253)	135	529
Total other income (expense), net	(6,349)	(6,441)	(15,905)	(13,773)

Income before income taxes and non-controlling interests	45,867	38,614	147,293	103,777
Income tax provision	(2,752)	(1,659)	(9,300)	(6,227)

Net income	43,115	36,955	137,993	97,550
Net income attributable to non-controlling interests	(828)	(947)	(1,974)	(3,093)

Net income attributable to Altisource	$42,287	$36,008	$136,019	$94,457

Earnings per share:
Basic	$1.96	$1.56	$6.16	$4.07
Diluted	$1.79	$1.42	$5.63	$3.77

Weighted average shares outstanding:
Basic	21,626	23,025	22,071	23,185
Diluted	23,640	25,333	24,152	25,070

Transactions with related parties included above:
Revenue	$178,151	$143,557	$502,736	$354,889
Cost of revenue	11,062	5,045	27,904	13,959
Selling, general and administrative expenses	267	613	(464)	329
Other income	—	—	—	773

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Altisource Equity					Non-controlling interests
	Common stock		Additional paid-in capital	Retained earnings	Treasury stock, at cost		Total
	Shares

Balance, December 31, 2012	25,413	$25,413	$86,873	$124,127	$(77,954)	$1,370	$159,829
Net income	—	—	—	94,457	—	3,093	97,550
Contributions from non-controlling interest holders	—	—	—	—	—	18	18
Distributions to non-controlling interest holders	—	—	—	—	—	(3,234)	(3,234)
Share-based compensation expense	—	—	2,076	—	—	—	2,076
Exercise of stock options	—	—	—	(8,801)	13,511	—	4,710
Repurchase of shares	—	—	—	—	(87,418)	—	(87,418)

Balance, September 30, 2013	25,413	$25,413	$88,949	$209,783	$(151,861)	$1,247	$173,531

Balance, December 31, 2013	25,413	$25,413	$89,273	$239,561	$(197,548)	$1,042	$157,741
Net income	—	—	—	136,019	—	1,974	137,993
Distributions to non-controlling interest holders	—	—	—	—	—	(1,813)	(1,813)
Share-based compensation expense	—	—	1,638	—	—	—	1,638
Exercise of stock options	—	—		(5,628)	8,151	—	2,523
Repurchase of shares	—	—	—	—	(208,820)	—	(208,820)

Balance, September 30, 2014	25,413	$25,413	$90,911	$369,952	$(398,217)	$1,203	$89,262

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$137,993	$97,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,086	13,791
Amortization of intangible assets	29,290	18,857
Change in the fair value of Equator Earn Out	(37,924)	—
Goodwill impairment	37,473	—
Share-based compensation expense	1,638	2,076
Equity in losses of investment in affiliate	—	176
Bad debt expense	4,667	1,338
Amortization of debt discount	191	184
Amortization of debt issuance costs	799	702
Deferred income taxes	464	—
Loss on disposal of fixed assets	98	1,178
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(58,725)	3,762
Prepaid expenses and other current assets	(6,525)	(6,142)
Other assets	(1,656)	(1,871)
Accounts payable and accrued expenses	14,968	4,574
Other current and non-current liabilities	(18,141)	(1,535)
Net cash provided by operating activities	125,696	134,640

Cash flows from investing activities:
Additions to premises and equipment	(48,119)	(20,528)
Acquisition of businesses, net of cash acquired	(14,931)	(204,567)
Proceeds from loan to Ocwen	—	75,000
Proceeds from sale of equity affiliate	—	12,648
Other investing activities	(294)	(50)
Net cash used in investing activities	(63,344)	(137,497)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	198,000	201,000
Repayment of long-term debt and payments on capital lease obligations	(3,474)	(2,736)
Debt issuance costs	(2,608)	(2,400)
Proceeds from stock option exercises	2,523	4,710
Purchase of treasury stock	(208,820)	(87,418)
Contributions from non-controlling interests	—	18
Distributions to non-controlling interests	(1,813)	(3,234)
Net cash (used in) provided by financing activities	(16,192)	109,940

Net increase in cash and cash equivalents	46,160	107,083
Cash and cash equivalents at the beginning of the period	130,429	105,502

Cash and cash equivalents at the end of the period	$176,589	$212,585

Supplemental cash flow information:
Interest paid	$15,049	$13,592
Income taxes paid, net	12,112	2,360

Non-cash investing and financing activities:
Increase in payables for purchases of premises and equipment	$482	$1,947
Decrease in acquisition of businesses from subsequent working capital true-ups	(3,711)	(2,039)

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

The Mortgage Partnership of America, L.L.C. (“MPA”), a wholly-owned subsidiary of Altisource, serves as the manager of Best Partners Mortgage Cooperative, Inc. doing business as Lenders One Mortgage Cooperative (“Lenders One”). MPA provides services to Lenders One under a management agreement that ends on December 31, 2025. The management agreement between MPA and Lenders One® members, pursuant to which MPA is the management company of Lenders One, represents a variable interest in a variable interest entity. MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact Lenders One’s economic performance and the obligation to absorb losses or the right to receive benefits from Lenders One. As a result, Lenders One is presented in the accompanying condensed consolidated financial statements on a consolidated basis with the interests of the members reflected as non-controlling interests. As of September 30, 2014, Lenders One had total assets of $7.0 million and total liabilities of $5.8 million.  As of December 31, 2013, Lenders One had total assets of $4.6 million and total liabilities of $3.5 million.

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

Correction of Immaterial Errors

As previously disclosed, during the second quarter of 2014, we determined that while we properly identified our related parties in previously issued financial statements, disclosures of certain immaterial related party expenses were omitted. We have corrected the previously presented disclosures of related party expenses in Note 2 — Transactions with Related Parties and on the face of the condensed consolidated statements of operations for the three and nine months ended September 30, 2013. The impact of correcting these items in the notes to the condensed consolidated financial statements had the effect of increasing the amounts disclosed as related party cost of revenue from Ocwen Financial Corporation, together with its subsidiaries (“Ocwen”), by $14.0 million for the nine months ended September 30, 2013 ($5.0 million for the third quarter of 2013), increasing the amounts disclosed as selling, general and administrative expenses from Ocwen billings to Altisource by $1.0 million for the nine months ended

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2013 ($0.8 million for the third quarter of 2013), decreasing the amounts disclosed as selling, general and administrative expenses from Altisource billings to Ocwen by $0.1 million for the nine months ended September 30, 2013 (less than $0.1 million for the third quarter of 2013) and decreasing the amounts disclosed as selling, general and administrative expenses from Altisource billings to Altisource Asset Management Corporation (“AAMC”) by $0.3 million for the nine months ended September 30, 2013 ($0.1 million for the third quarter of 2013). Correcting these items on the face of the condensed consolidated statements of operations resulted in the disclosure of related party cost of revenue of $14.0 million for the nine months ended September 30, 2013 ($5.0 million for the third quarter of 2013) and a decrease in previously disclosed related party selling, general and administrative expenses by $1.8 million for the nine months ended September 30, 2013 ($0.1 million for the third quarter of 2013).

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

Future Adoption of New Accounting Pronouncement

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

NOTE 2 — TRANSACTIONS WITH RELATED PARTIES

Our Chairman, William C. Erbey, also serves as Executive Chairman of Ocwen and Chairman of Home Loan Servicing Solutions, Ltd. (“HLSS”), Altisource Residential Corporation (“Residential”) and AAMC. As a result, he has obligations to Altisource as well as Ocwen, HLSS, Residential and AAMC. As of September 30, 2014, Mr. Erbey owned or controlled approximately 29% of the common stock of Altisource, approximately 14% of the common stock of Ocwen, approximately 1% of the common stock of HLSS, approximately 4% of the common stock of Residential and approximately 28% of the common stock of AAMC. As of September 30, 2014, Mr. Erbey also held 873,501 options to purchase Altisource common stock (all of which were exercisable), 3,620,498 options to purchase Ocwen common stock (3,220,498 of which were exercisable) and 87,350 options to purchase AAMC common stock (all of which were exercisable).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Ocwen

Revenue
Ocwen is our largest customer. Ocwen purchases certain mortgage services and technology services from us under the terms of the master services agreements and amendments to the master services agreements (collectively, the “Service Agreements”) with terms extending through August 2025. The Service Agreements, among other things, contain a “most favored nation” provision and the parties to the Service Agreements have the right to renegotiate pricing. In connection with our March 29, 2013 acquisition from Ocwen of the fee-based businesses of Homeward Residential, Inc. (“Homeward”) and the April 12, 2013 transaction with Ocwen related to the fee-based businesses of Residential Capital, LLC (“ResCap”) (see Note 3), our Service Agreements with Ocwen were amended to extend the term from 2020 to 2025. Further, as part of the amendments, Ocwen agreed not to establish similar fee-based businesses that would directly or indirectly compete with Altisource’s services with respect to the Homeward and ResCap businesses. During the third quarter of 2014, we agreed with Ocwen to apply a negligence standard with respect to indemnification obligations arising out of property preservation and inspection services. Previously, Altisource and Ocwen applied a gross negligence standard with respect to these indemnification obligations. We settle amounts with Ocwen on a daily, weekly or monthly basis depending upon the nature of the service and when the service is provided.

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

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Mortgage Services	66%	72%	67%	70%
Financial Services	31%	37%	28%	25%
Technology Services	42%	53%	39%	53%
Consolidated revenue	60%	68%	60%	65%

We record revenue we earn from Ocwen under the Service Agreements at rates we believe to be market rates as we believe they are consistent with the fees we charge to other customers for comparable services and/or fees charged by our competitors.

Cost of Revenue

At times, we use Ocwen’s contractors and/or employees to support Altisource related services. Ocwen bills us for these contractors and/or employees based on their fully-allocated cost. Additionally, we purchase certain data relating to Ocwen’s servicing portfolio in connection with a Data Access and Services Agreement. The Data Access and Services Agreement may be renegotiated and may be cancelled by either Altisource or Ocwen with 90 days prior written notice. Ocwen bills us a per asset fee for this data. For the nine months ended September 30, 2014 and 2013, Ocwen billed us $27.9 million and $14.0 million, respectively ($11.1 million and $5.0 million for the third quarter of 2014 and 2013, respectively). These amounts are reflected as a component of cost of revenue in the condensed consolidated statements of operations.

Selling, General and Administrative Expenses

We provide certain other services to Ocwen and Ocwen provides certain other services to us. These services include such areas as human resources, vendor management, vendor oversight, corporate services, operational effectiveness, quality assurance, quantitative analytics, tax and treasury. Billings for these services are based on the fully-allocated cost of providing the service based on an estimate of the time and expense of providing the service or estimates thereof. For the nine months ended September 30, 2014 and 2013, we billed Ocwen $3.4 million and $1.9 million, respectively ($1.2 million and $0.6 million for the third quarter of 2014 and 2013, respectively), and Ocwen billed us $4.3 million and $3.1 million, respectively ($1.9 million and $1.5 million for the third quarter of 2014 and 2013, respectively). These amounts are reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

Unsecured Term Loan

On December 27, 2012, we entered into a senior unsecured term loan agreement with Ocwen under which we loaned $75.0 million to Ocwen.  Payments of interest were due quarterly at a rate per annum equal to the Eurodollar Rate (as defined in the agreement)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

plus 6.75%, provided that the Eurodollar Rate is not less than 1.50%.  On February 15, 2013, Ocwen repaid the outstanding principal amount of this loan and all accrued and unpaid interest and the term loan was terminated.  Interest income related to this loan was $0.8 million for the nine months ended September 30, 2013, all of which was recognized in the first quarter of 2013.

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

Correspondent One and HLSS

In July 2011, we acquired an equity interest in Correspondent One S.A. (“Correspondent One”). Correspondent One purchased closed conforming and government guaranteed residential mortgages from approved mortgage bankers. On March 31, 2013, we sold our 49% interest in Correspondent One to Ocwen for $12.6 million.  Prior to the sale to Ocwen, we provided Correspondent One certain finance, human resources, legal support, facilities, technology, vendor management and risk management services under a support services agreement. For the nine months ended September 30, 2013, we billed Correspondent One $0.1 million (no comparative amounts for 2014 and the third quarter of 2013).  This amount was reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations. We also provided certain origination related services to Correspondent One. We earned revenue of $0.1 million for the nine months ended September 30, 2013 for these services (no comparative amounts for 2014 and the third quarter of 2013).

HLSS is a publicly traded company whose primary objective is the acquisition of mortgage servicing rights and related servicing advances, loans held for investment and other residential mortgage related assets. Under a support services agreement, we provide HLSS certain finance, human resources, tax and facilities services. We billed HLSS $0.7 million and $0.5 million for the nine months ended September 30, 2014 and 2013, respectively ($0.2 million in each period for the third quarter of 2014 and 2013). These amounts are reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

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
For purposes of governing certain ongoing relationships between Altisource, Residential and AAMC, we entered into certain agreements with Residential and AAMC. We have agreements to provide Residential with renovation management, lease management and property management services. We have an agreement with AAMC's subsidiary, Newsource Reinsurance Company Ltd. to provide a variety of title insurance related services. In addition, we have agreements with Residential and AAMC to provide services such as finance, human resources, facilities, technology and risk management. Further, we have separate agreements for certain services related to income tax matters, trademark licenses and technology products and services.

For the nine months ended September 30, 2014 and 2013, we billed Residential $8.9 million and $1.3 million, respectively ($4.2 million and $0.9 million for the third quarter of 2014 and 2013, respectively). This excludes revenue from services we provide to Residential's loans serviced by Ocwen where we are retained by Ocwen. That revenue is included in Ocwen related party revenue. For the nine months ended September 30, 2014 and 2013, we billed AAMC $2.2 million and less than $0.1 million, respectively ($2.1 million and less than $0.1 million for the third quarter of 2014 and 2013, respectively), under the services agreements. These amounts are reflected in revenue in the condensed consolidated statements of operations. In addition, for the nine months ended September 30, 2014 and 2013, we billed AAMC $0.7 million and $0.3 million, respectively ($0.2 million and $0.1 million for the third quarter of 2014 and 2013, respectively), under the services agreements. These amounts are reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

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

Since the acquisition date, management adjusted the purchase price allocation and assigned associated asset lives based upon information that has become available. In addition to the working capital adjustment, we also reduced premises and equipment by $1.2 million based on a post-acquisition detailed analysis of software licenses received and increased current liabilities by $2.0 million based on a subsequent detailed analysis of obligations payable as of the closing date, which we paid in July 2014. Consequently, the Company retrospectively adjusted the fair value of the assets acquired and liabilities assumed in the condensed consolidated balance sheet as of December 31, 2013 as well as disclosed the corresponding amount of non-cash investing and financing activities in the condensed consolidated statement of cash flows for the nine months ended September 30, 2013.

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

Equator Acquisition

On November 15, 2013, we completed the acquisition of all of the outstanding limited liability company interests of Equator, LLC (“Equator”) pursuant to a Purchase and Sale Agreement dated August 19, 2013 (the “Purchase Agreement”).  Pursuant to the terms

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

of the Purchase Agreement, we paid $63.4 million at closing in cash (net of closing working capital adjustments), subject to certain post-closing adjustments based on current assets and current liabilities of Equator at closing. After the acquisition date, management adjusted the purchase price allocation based upon information that has subsequently become available relating to acquisition date working capital, resulting in an obligation of the Company to pay the sellers an additional $3.7 million. Consequently, the Company retrospectively adjusted the fair value of the assets acquired and liabilities assumed in the condensed consolidated balance sheet as of December 31, 2013 as well as disclosed the corresponding amount of non-cash investing and financing activities in the condensed consolidated statement of cash flows for the nine months ended September 30, 2014.

The Purchase Agreement also provides for the payment of up to $80 million in potential additional consideration (the “Earn Out”). The Earn Out is determined based on Equator’s Adjusted EBITA (as defined in the Purchase Agreement) in the three consecutive 12-month periods following closing. Up to $22.5 million of the Earn Out can be earned in each of the first two 12-month periods, and up to $35.0 million can be earned in the third 12-month period.  Any amounts earned upon the achievement of Adjusted EBITA thresholds are payable through 2017.  We may, in our discretion, pay up to 20% of each payment of any Earn Out in shares of Company restricted stock, with the balance to be paid in cash. As of the closing date, we estimated the fair value of the Earn Out to be $46.0 million, determined based on the present value of future estimated Earn Out payments at such date, which has subsequently been reduced to $8.1 million, as further described below. The acquisition date fair value of the Earn Out is included as a component of the purchase price of Equator.

The final adjusted allocation of the purchase price is as follows:

	Initial purchase price allocation	Adjustments	Adjusted purchase price allocation
(in thousands)

Cash and cash equivalents	$—	$105	$105
Accounts receivable	9,293	3,490	12,783
Prepaid expenses and other current assets	954	(498)	456
Premises and equipment	16,974	—	16,974
Customer relationships and trade names	43,393	—	43,393
Goodwill	82,460	—	82,460
Other non-current assets	242	78	320
Assets acquired	153,316	3,175	156,491
Accounts payable and accrued expenses	(7,232)	536	(6,696)
Deferred revenue	(36,689)	—	(36,689)
Liabilities assumed	(43,921)	536	(43,385)

Purchase price	$109,395	$3,711	$113,106

Estimated life (in years)

Premises and equipment (excluding internally developed software)	3 - 5
Internally developed software (included in premises and equipment)	7
Customer relationships (weighted average)	15
Trade names	4

In accordance with ASC Topic 805, Business Combinations, the liability for Earn Out payments is remeasured to fair value each period until the contingency is resolved with the change in fair value recognized in earnings. As of the closing date, December 31, 2013 and March 31, 2014, we estimated the fair value of the Earn Out to be $46.0 million, determined based on the present value of future estimated Earn Out payments. As of June 30, 2014 and September 30, 2014, we estimated the fair value of the Earn Out to be $8.1 million, determined based on the present value of future estimated Earn Out payments. The lower fair value of the Earn Out is based on management’s revised estimates that expected earnings of Equator will be lower than projected at the time of acquisition. The reduction in fair value of $37.9 million was recorded in the second quarter of 2014 and is reflected as a reduction of selling, general and administrative expenses in the condensed consolidated statements of operations.

As a result of the decline in fair value of the Earn Out, management evaluated and determined that Equator goodwill should be tested for impairment. Consequently, we initiated a quantitative two-step goodwill impairment test by comparing the carrying value of the net assets of Equator to its fair value based on a discounted cash flow analysis. In the second quarter of 2014, we determined, based on a preliminary assessment, that the fair value of Equator was less than its carrying value. Based on this

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

preliminary assessment, management has estimated that the Equator goodwill impairment was approximately $37.5 million, which is reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations (see Note 15). This assessment was preliminary due to the timing of revisions to forecasted results of operations and cash flows and the volatility of the markets in which Equator’s customers operate. We completed our Equator goodwill impairment assessment in the third quarter of 2014 resulting in no further adjustment to the goodwill impairment recorded in the second quarter of 2014.

The following table presents the impact of the change in the fair value of the Equator Earn Out and Equator goodwill impairment for the nine months ended September 30, 2014, which are included in selling, general and administrative expenses in the condensed consolidated statements of operations:

(in thousands)

Change in the fair value of Equator Earn Out	$(37,924)
Goodwill impairment	37,473

$(451)

The following tables present the unaudited pro forma consolidated results of operations for the third quarter of 2013 and the nine months ended September 30, 2013 as if the Homeward, ResCap Business and Equator transactions had occurred at the beginning of the period presented.

	Three months ended September 30, 2013
(in thousands, except per share amounts)	As reported	Pro forma

Revenue	$210,835	$225,764
Net income attributable to Altisource	36,008	34,157
Earnings per share — Diluted	1.42	1.35

	Nine months ended September 30, 2013
(in thousands, except per share amounts)	As reported	Pro forma

Revenue	$545,772	$624,049
Net income attributable to Altisource	94,457	95,865
Earnings per share — Diluted	3.77	3.82

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

Mortgage Builder Acquisition

On September 12, 2014, we acquired certain assets and assumed certain liabilities of Mortgage Builder Software, Inc. (“Mortgage Builder”) pursuant to a Purchase and Sale Agreement dated July 18, 2014 (“the Purchase and Sale Agreement”). Mortgage Builder is a provider of mortgage loan origination and servicing software systems. Pursuant to the terms of the Purchase and Sale Agreement, we paid $15.7 million at closing in cash (net of closing working capital adjustments). Additionally, the Purchase and Sale Agreement

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

provides for the payment of up to $7.0 million in potential additional consideration (the “MB Earn-Out”) based on Adjusted Revenue (as defined in the Purchase and Sale Agreement) in the three consecutive 12-month periods following closing. The Mortgage Builder purchase price includes the fair value of the MB Earn-Out of $1.0 million, determined based on the present value of future estimated MB Earn-Out payments. The Mortgage Builder acquisition is not material in relation to the Company’s results of operations or financial position.

The preliminary allocation of the purchase price is as follows:

(in thousands)

Cash	$726
Accounts receivable, net	1,120
Prepaid expenses	38
Premises and equipment, net	2,068
Customer relationship	3,143
Goodwill	10,443
17,538
Accounts payable and accrued expenses	(881)

Purchase price	$16,657

NOTE 4 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

(in thousands)	September 30, 2014	December 31, 2013 (1)

Billed
Non-related parties	$44,768	$41,011
Ocwen	34,692	11,658
HLSS	234	83
AAMC	1,015	1,347
Residential	6,488	547
Other receivables	713	1,643
	87,910	56,289
Unbilled
Non-related parties	71,632	44,102
Ocwen	9,390	10,027
AAMC	2,118	—
	171,050	110,418
Less: allowance for doubtful accounts	(11,085)	(5,631)

Total	$159,965	$104,787

(1) December 31, 2013 accounts receivable has been revised to reflect a purchase accounting measurement period adjustment related to the Equator acquisition. See Note 3.
Unbilled receivables consist primarily of asset management and default management services for which we recognize revenues over the service delivery period but bill following completion of the service. We also include in unbilled receivables amounts that are earned during a month and billed in the following month.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 5 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

(in thousands)	September 30, 2014	December 31, 2013 (1)

Maintenance agreements, current portion	$6,760	$4,600
Income taxes receivable	4,155	1,645
Prepaid expenses	3,647	3,672
Other current assets	2,892	974

Total	$17,454	$10,891

(1) December 31, 2013 prepaid expenses and other current assets have been revised to reflect a purchase accounting measurement period adjustment related to the Equator acquisition. See Note 3.
NOTE 6 — PREMISES AND EQUIPMENT, NET

Premises and equipment, net consist of the following:

(in thousands)	September 30, 2014	December 31, 2013

Computer hardware and software	$136,456	$103,400
Office equipment and other	34,699	28,057
Furniture and fixtures	10,162	8,391
Leasehold improvements	26,215	17,574
	207,532	157,422
Less: accumulated depreciation and amortization	(91,759)	(70,170)

Total	$115,773	$87,252

Depreciation and amortization expense, inclusive of capital leases, amounted to $21.1 million and $13.8 million for the nine months ended September 30, 2014 and 2013, respectively ($7.7 million and $4.5 million for the third quarter of 2014 and 2013, respectively), and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations.

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The following is a summary of goodwill by segment:

(in thousands)	Mortgage Services(1)	Financial Services	Technology Services	Total

Balance, December 31, 2013	$12,958	$2,378	$84,078	$99,414
Acquisition of Mortgage Builder	—	—	10,443	10,443
Impairment of Equator goodwill (2)	—	—	(37,473)	(37,473)

Balance, September 30, 2014	$12,958	$2,378	$57,048	$72,384

(1) December 31, 2013 goodwill has been revised to reflect a purchase accounting measurement period adjustment related to the Homeward acquisition.  See Note 3.

(2) See Note 3 for a discussion of the Equator goodwill impairment.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Intangible Assets, Net

Intangible assets, net consist of the following:

	Weighted average estimated useful life (in years)	Gross carrying amount		Accumulated amortization		Net book value
(in thousands)		September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013

Definite lived intangible assets:
Trademarks	14	$12,249	$12,249	$(4,889)	$(4,534)	$7,360	$7,715
Customer-related intangible assets	10	287,627	284,484	(71,788)	(44,208)	215,839	240,276
Operating agreement	20	35,000	35,000	(8,166)	(6,854)	26,834	28,146
Non-compete agreement	4	—	1,300	—	(1,275)	—	25
Intellectual property	10	300	—	(18)	—	282	—

Total		$335,176	$333,033	$(84,861)	$(56,871)	$250,315	$276,162

Amortization expense for definite lived intangible assets was $29.3 million and $18.9 million for the nine months ended September 30, 2014 and 2013, respectively ($9.7 million and $8.6 million for the third quarter of 2014 and 2013, respectively). Expected annual definite lived intangible asset amortization for 2014 through 2018 is $40.1 million, $40.3 million, $33.9 million, $29.4 million and $25.4 million, respectively.

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

Our net loss on this investment using the equity method was $0.1 million for the nine months ended September 30, 2013 (no comparative amounts for 2014).

NOTE 9 — OTHER ASSETS

Other assets consist of the following:

(in thousands)	September 30, 2014	December 31, 2013 (1)

Security deposits, net	$7,500	$7,314
Debt issuance costs, net	8,451	6,687
Maintenance agreements, non-current portion	2,987	1,465
Restricted cash	1,615	1,620
Other	564	572

Total	$21,117	$17,658

(1) December 31, 2013 security deposits, net and other assets have been revised to reflect a purchase accounting measurement period adjustment related to the Equator acquisition. See Note 3.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 10 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following:

(in thousands)	September 30, 2014	December 31, 2013 (1)

Accounts payable	$13,182	$15,171
Accrued expenses - general	27,963	20,945
Accrued salaries and benefits	39,276	30,011
Income taxes payable	9,042	11,211
Payable to Ocwen	9,723	7,361
Payable to AAMC	412	7

Total	$99,598	$84,706

(1) December 31, 2013 payables have been revised to reflect purchase accounting measurement period adjustments related to the Homeward and Equator acquisitions.  See Note 3.

Other current liabilities consist of the following:

(in thousands)	September 30, 2014	December 31, 2013

Book overdrafts	$5,747	$4,232
Other	3,936	5,899

Total	$9,683	$10,131

NOTE 11 — LONG-TERM DEBT

Long-term debt consists of the following:

(in thousands)	September 30, 2014	December 31, 2013

Senior secured term loan	$593,029	$396,503
Less: unamortized discount, net	(3,056)	(1,247)
Net long-term debt	589,973	395,256
Less: current portion	(5,945)	(3,975)

Long-term debt, less current portion	$584,028	$391,281

On November 27, 2012, Altisource Solutions S.à r.l., a wholly-owned subsidiary of the Company, entered into a senior secured term loan agreement, as subsequently amended, with Bank of America, N.A., as administrative agent, and certain lenders, pursuant to which we borrowed $200.0 million.  The senior secured term loan was issued with an original issue discount of $2.0 million, resulting in net proceeds of $198.0 million with the Company and certain wholly-owned subsidiaries acting as guarantors (collectively, the “Guarantors”).

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

On December 9, 2013, we entered into an Amendment No. 2 (“Second Amendment”) to the senior secured term loan agreement in which we incurred indebtedness in the form of Refinancing Debt (as defined in the senior secured term loan agreement), the proceeds of which were used to refinance, in full, the $397.5 million of term loans outstanding under the senior secured term loan

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

agreement immediately prior to the effectiveness of the Second Amendment. The Refinancing Debt bears interest at lower rates and has a maturity date approximately one year later than the prior term loans. The Second Amendment further modified the senior secured term loan agreement to, among other changes, increase the maximum permitted amount of Restricted Junior Payments, including share repurchases by the Company.

On August 1, 2014, we entered into Amendment No. 3 (“Third Amendment”) to the senior secured term loan agreement to increase the principal amount of the term loan under the senior secured term loan agreement by $200.0 million, which was issued with a $2.0 million original issue discount, resulting in gross proceeds to the Company of $198.0 million. Additionally, the Third Amendment modified the senior secured term loan agreement to, among other changes, to re-establish the $200.0 million incremental term loan facility accordion and increase the maximum amount of permitted Restricted Junior Payments by $200.0 million.
After giving effect to the Third Amendment, the Refinancing Debt must be repaid in equal consecutive quarterly principal installments of $1.5 million commencing on September 30, 2014, with the balance due at maturity. All amounts outstanding under the senior secured term loan agreement will become due on the earlier of (i) December 9, 2020, being the seventh anniversary of the closing date of the Second Amendment, and (ii) the date on which the loans are declared to be due and owing by the administrative agent at the request (or with the consent) of the Required Lenders (as defined in the senior secured term loan agreement) upon the occurrence of any event of default under the senior secured term loan agreement.

In addition to the scheduled principal payments, the Refinancing Debt is (with certain exceptions) subject to mandatory prepayment upon issuances of debt, casualty and condemnation events and sales of assets, as well as from a percentage of excess cash flow (as defined in the senior secured term loan agreement) if the leverage ratio (as defined in the senior secured term loan agreement) is greater than 3.00 to 1.00.  No mandatory prepayments were owed for the nine months ended September 30, 2014.

All of the term loans outstanding under the senior secured term loan bear interest at rates based upon, at our option, the Adjusted Eurodollar Rate or the Base Rate (each as defined in the senior secured term loan agreement).  Adjusted Eurodollar Rate loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Adjusted Eurodollar Rate for the applicable interest period and (y) 1.00% plus (ii) a 3.50% margin.  Base Rate loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Base Rate and (y) 2.00% plus (ii) a 2.50% margin. The interest rate at September 30, 2014 was 4.50%.

Payments under the senior secured term loan agreement are guaranteed by the Guarantors and are secured by a pledge of all equity interests of certain subsidiaries as well as a lien on substantially all of the assets of Altisource Solutions S.à r.l. and the Guarantors, subject to certain exceptions.

The senior secured term loan agreement includes covenants that restrict or limit, among other things, our ability to: create liens and encumbrances; incur additional indebtedness; sell, transfer or dispose of assets; make Restricted Junior Payments including share repurchases; change lines of business; amend material debt agreements or other material contracts; engage in certain transactions with affiliates; enter into sale/leaseback transactions; grant negative pledges or agree to such other restrictions relating to subsidiary dividends and distributions; make changes to its fiscal year and engage in mergers and consolidations.

The senior secured term loan agreement contains certain events of default, including (i) failure to pay principal when due or interest or any other amount owing on any other obligation under the senior secured term loan agreement within five days of becoming due, (ii) material incorrectness of representations and warranties when made, (iii) breach of covenants, (iv) failure to pay principal or interest on any other debt that equals or exceeds $40.0 million when due, (v) default on any other debt that equals or exceeds $40.0 million that causes, or gives the holder or holders of such debt the ability to cause, an acceleration of such debt, (vi) occurrence of a Change of Control (as defined in the senior secured term loan agreement), (vii) bankruptcy and insolvency events (as defined in the senior secured term loan agreement), (viii) entry by a court of one or more judgments against us (as defined in the senior secured term loan agreement) in an amount in excess of $40.0 million that remain unbonded, undischarged or unstayed for a certain number of days after the entry thereof, (ix) the occurrence of certain ERISA events and (x) the failure of certain Loan Documents (as defined in the senior secured term loan agreement) to be in full force and effect.  If any event of default occurs and is not cured within applicable grace periods set forth in the senior secured term loan agreement or waived, all loans and other obligations could become due and immediately payable and the facility could be terminated.

At September 30, 2014, debt issuance costs were $8.5 million, net of $1.8 million of accumulated amortization.  At December 31, 2013, debt issuance costs were $6.7 million, net of $1.0 million of accumulated amortization. Debt issuance costs are included in other assets in the accompanying condensed consolidated balance sheets.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Interest expense on the term loans, including amortization of debt issuance costs and the net debt discount, totaled $16.0 million and $14.3 million for the nine months ended September 30, 2014 and 2013, respectively ($6.5 million and $6.2 million for the third quarter of 2014 and 2013, respectively).

NOTE 12 — OTHER NON-CURRENT LIABILITIES

Other non-current liabilities consist of the following:

(in thousands)	September 30, 2014	December 31, 2013

Contingent consideration	$9,091	$42,946
Other non-current liabilities	5,481	2,530

Total	$14,572	$45,476

NOTE 13 — EQUITY AND SHARE-BASED COMPENSATION

Stock Repurchase Plan

On February 28, 2014, our shareholders approved a new stock repurchase program, which replaced the previous stock repurchase program. Under the new program, we are authorized to purchase up to 3.4 million shares of our common stock, based on a limit of 15% of the outstanding shares of common stock on the date of approval, in the open market, at a minimum price of $1.00 per share and a maximum price of $500.00 per share.  This is in addition to amounts previously purchased under the prior programs. From authorization of the previous programs through September 30, 2014, we have purchased approximately 5.7 million shares of our common stock in the open market at an average price of $77.55 per share.  We purchased 2.0 million shares of common stock at an average price of $104.88 per share during the nine months ended September 30, 2014 and 0.8 million shares at an average price of $103.45 per share during the nine months ended September 30, 2013 (1.3 million shares at an average price of $102.45 per share for the third quarter of 2014 and 0.3 million shares at an average price of $134.86 per share for the third quarter of 2013). As of September 30, 2014, approximately 1.6 million shares of common stock remain available for repurchase under the new program. Our senior secured term loan limits the amount we can spend on share repurchases in any year and may prevent repurchases in certain circumstances. As of September 30, 2014, approximately $220 million was available to repurchase our common stock under our senior secured term loan. Luxembourg law also limits share repurchases to approximately the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As the result of a restructuring of our Luxembourg holding companies in the third quarter of 2014, as of September 30, 2014, approximately $1,950 million was available to repurchase our common stock under Luxembourg law.

Share-Based Compensation

We issue share-based awards in the form of stock options and certain other equity-based awards for certain employees and officers.  We recorded share-based compensation expense of $1.6 million and $2.1 million for the nine months ended September 30, 2014 and 2013, respectively ($0.5 million and $0.6 million for the third quarter of 2014 and 2013, respectively).

Outstanding share-based compensation currently consists primarily of stock option grants that are a combination of service-based and market-based options.

Service-Based Options.  These options are granted at fair value on the date of grant. The options generally vest over four years with equal annual cliff-vesting and expire on the earlier of 10 years after the date of grant or following termination of service. A total of 0.7 million service-based awards were outstanding at September 30, 2014.

Market-Based Options.  These option grants have two components, each of which vests only upon the achievement of certain criteria. The first component, which we refer to internally as “ordinary performance” grants, consists of two-thirds of the market-based grant and begins to vest if the stock price is at least double the exercise price, as long as the stock price realizes a compounded annual gain of at least 20% over the exercise price. The remaining third of the market-based options, which we refer to internally as “extraordinary performance” grants, begins to vest if the stock price is at least triple the exercise price, as long as the stock price realizes a compounded annual gain of at least 25% over the exercise price. The vesting schedule for all market-based awards is 25% upon achievement of the criteria and the remaining 75% in three equal annual installments. A total of 1.8 million market-based awards were outstanding at September 30, 2014.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

The Company granted 0.1 million stock options (at a weighted average exercise price of $92.91 per share) and less than 0.1 million stock options (at a weighted average exercise price $104.84 per share) during the nine months ended September 30, 2014 and 2013, respectively.

The fair value of the service-based options was determined using the Black-Scholes option pricing model, and a lattice (binomial) model was used to determine the fair value of the market-based options, using the following assumptions as of the grant date:

	Nine months ended September 30, 2014		Nine months ended September 30, 2013
	Black-Scholes	Binomial	Black-Scholes	Binomial

Risk-free interest rate	1.80% – 1.90%	0.02% – 2.49%	1.02% – 1.81%	0.01% – 2.71%
Expected stock price volatility	37.57% – 38.58%	38.48% – 38.58%	36.35% – 36.76%	36.40% – 36.80%
Expected dividend yield	—	—	—	—
Expected option life (in years)	6.25	—	6.25	—
Contractual life (in years)	—	14	—	14
Fair value	$35.37 – $41.79	$25.51 – $31.93	$31.33 – $49.14	$16.12 – $41.72

The following table summarizes the weighted average fair value of stock options granted, the total intrinsic value of stock options exercised and the grant date fair value of stock options vested during the period presented:

	Nine months ended September 30,
(in thousands, except per share amounts)	2014	2013

Weighted average fair value at grant date per share	$26.39	$32.59
Intrinsic value of options exercised	7,636	24,587
Grant date fair value of options vested during the period	1,412	1,867

Share-based compensation expense is recorded net of estimated forfeiture rates ranging from 1% to 10%.

As of September 30, 2014, estimated unrecognized compensation costs related to share-based payments amounted to $2.5 million, which we expect to recognize over a weighted average remaining requisite service period of approximately 3.1 years.

The following table summarizes the activity related to our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2013	2,589,343	$18.33	5.20	$363,293
Granted	65,000	92.91
Exercised	(101,337)	24.93
Forfeited	(16,001)	73.14

Outstanding at September 30, 2014	2,537,005	19.63	4.54	206,753

Exercisable at September 30, 2014	2,192,639	13.04	4.08	192,474

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 14 — COST OF REVENUE

Cost of revenue principally includes payroll and employee benefits associated with personnel employed in customer service and operations roles, fees paid to external providers related to the provision of services, reimbursable expenses, technology and telecommunications expenses as well as depreciation and amortization of operating assets. The components of cost of revenue were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013

Compensation and benefits	$68,502	$39,600	$184,273	$108,923
Outside fees and services	62,086	56,611	186,279	137,851
Reimbursable expenses	39,149	29,496	100,220	73,061
Technology and telecommunications	13,388	5,459	34,078	18,010
Depreciation and amortization	5,599	3,095	15,678	10,350

Total	$188,724	$134,261	$520,528	$348,195

NOTE 15 — SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include payroll for personnel employed in executive, finance, legal, human resources, vendor management, risk and operational effectiveness roles.  This category also includes occupancy costs, professional fees and depreciation and amortization on non-operating assets.  The components of selling, general and administrative expenses were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013

Compensation and benefits	$11,770	$6,802	$31,870	$18,868
Professional services	4,106	2,168	10,896	5,184
Occupancy related costs	9,041	7,438	27,848	21,971
Amortization of intangible assets	9,717	8,620	29,290	18,857
Depreciation and amortization	2,112	1,390	5,408	3,441
Change in the fair value of Equator Earn Out	—	—	(37,924)	—
Goodwill impairment	—	—	37,473	—
Marketing costs	6,021	1,636	18,805	3,617
Other	3,981	3,465	15,637	8,089

Total	$46,748	$31,519	$139,303	$80,027

NOTE 16 — OTHER INCOME (EXPENSE), NET

Other income (expense), net consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013

Loss in equity affiliate	$—	$(54)	$—	$(176)
Interest income	37	14	63	881
Other, net	94	(213)	72	(176)

Total	$131	$(253)	$135	$529

Loss in equity affiliate for the third quarter of 2013 and the nine months ended September 30, 2013 represents our proportional share of the losses in Correspondent One (see Note 8). There were no comparative amounts in 2014.

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

Basic and diluted EPS are calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2014	2013	2014	2013

Net income attributable to Altisource	$42,287	$36,008	$136,019	$94,457

Weighted average common shares outstanding, basic	21,626	23,025	22,071	23,185
Dilutive effect of stock options	2,014	2,308	2,081	1,885

Weighted average common shares outstanding, diluted	23,640	25,333	24,152	25,070

Earnings per share:
Basic	$1.96	$1.56	$6.16	$4.07
Diluted	$1.79	$1.42	$5.63	$3.77

For the third quarter of 2014 and 2013 and the nine months ended September 30, 2014 and 2013, less than 0.1 million options were anti-dilutive in each period and, consequently, have been excluded from the computation of diluted EPS.  These options were anti-dilutive because their exercise price was greater than the average market price of our common stock. Also excluded from the computation of diluted EPS for the nine months ended September 30, 2014 and 2013 are 0.1 million options in each period (0.1 million options in each period for the third quarter of 2014 and 2013), granted for shares that are issuable upon the achievement of certain market and performance criteria related to our common stock price and an annualized rate of return to investors that have not yet been met.

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

Escrow and Trust Balances

We hold customers’ assets in escrow and trust accounts at various financial institutions pending completion of certain real estate activities.  We also hold cash in trust accounts at various financial institutions where contractual obligations mandate maintaining dedicated bank accounts for Financial Services collections.  These amounts are held in escrow and trust accounts for limited periods of time and are not included in the condensed consolidated balance sheets.  Amounts held in escrow and trust accounts were $85.4 million and $71.8 million at September 30, 2014 and December 31, 2013, respectively.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 19 — SEGMENT REPORTING

Our business segments are based upon our organizational structure, which focuses primarily on the services offered, and are consistent with the internal reporting used by our Chief Executive Officer (our Chief Operating Decision Maker) to evaluate operating performance and to assess the allocation of our resources.
We classify our business into three reporting segments. The Mortgage Services segment provides services that span the mortgage and real estate lifecycle and are typically outsourced by loan servicers, loan originators and investors in single family homes. The Financial Services segment provides collection and customer relationship management services primarily to debt originators and servicers (e.g., credit card, auto lending, retail credit and mortgage) and the utility and insurance industries. The Technology Services segment principally consists of our REALSuite™ software applications, Equator® software applications, Mortgage Builder® software applications as well as our information technology infrastructure services. The software platforms provide a fully integrated set of software applications and technologies that manage the end-to-end lifecycle for residential and commercial mortgage loan servicing including the automated management and payment of a distributed network of vendors. Equator’s software applications provide comprehensive, end-to-end workflow and transaction services to manage real estate and foreclosure related activities and purchase related services from vendors. Mortgage Builder provides mortgage origination and servicing software applications. In addition, Corporate Items and Eliminations include eliminations of transactions between the reporting segments and costs related to corporate support functions including executive, finance, legal, human resources, vendor management, risk and operational effectiveness as well as interest expense.

Financial information for our segments is as follows:

	Three months ended September 30, 2014
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue	$209,946	$26,852	$61,726	$(10,836)	$287,688
Cost of revenue	128,816	17,123	52,583	(9,798)	188,724
Gross profit	81,130	9,729	9,143	(1,038)	98,964
Selling, general and administrative expenses	20,644	4,767	7,240	14,097	46,748
Income from operations	60,486	4,962	1,903	(15,135)	52,216
Other income (expense), net	18	13	25	(6,405)	(6,349)

Income before income taxes and non-controlling interests	$60,504	$4,975	$1,928	$(21,540)	$45,867

	Three months ended September 30, 2013
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue	$164,661	$27,267	$25,175	$(6,268)	$210,835
Cost of revenue	106,412	14,998	18,569	(5,718)	134,261
Gross profit	58,249	12,269	6,606	(550)	76,574
Selling, general and administrative expenses	14,224	4,616	2,621	10,058	31,519
Income from operations	44,025	7,653	3,985	(10,608)	45,055
Other income (expense), net	(41)	—	—	(6,400)	(6,441)

Income before income taxes and non-controlling interests	$43,984	$7,653	$3,985	$(17,008)	$38,614

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

	Nine months ended September 30, 2014
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue	$607,066	$76,613	$167,213	$(27,863)	$823,029
Cost of revenue	360,539	47,794	137,254	(25,059)	520,528
Gross profit	246,527	28,819	29,959	(2,804)	302,501
Selling, general and administrative expenses	63,310	14,203	21,367	40,423	139,303
Income from operations	183,217	14,616	8,592	(43,227)	163,198
Other income (expense), net	146	24	(97)	(15,978)	(15,905)

Income before income taxes and non-controlling interests	$183,363	$14,640	$8,495	$(59,205)	$147,293

	Nine months ended September 30, 2013
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue	$426,319	$66,675	$70,189	$(17,411)	$545,772
Cost of revenue	267,859	40,831	55,088	(15,583)	348,195
Gross profit	158,460	25,844	15,101	(1,828)	197,577
Selling, general and administrative expenses	32,272	11,000	7,514	29,241	80,027
Income from operations	126,188	14,844	7,587	(31,069)	117,550
Other income (expense), net	(153)	(8)	3	(13,615)	(13,773)

Income before income taxes and non-controlling interests	$126,035	$14,836	$7,590	$(44,684)	$103,777

(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Total assets:
September 30, 2014	$333,203	$62,347	$261,040	$160,002	$816,592
December 31, 2013	310,253	55,930	277,941	85,928	730,052

Our services are provided to customers primarily located in the United States.  Premises and equipment, net consist of the following, by country:

(in thousands)	September 30, 2014	December 31, 2013

United States	$83,316	$63,615
India	19,948	16,404
Luxembourg	8,952	3,217
Philippines	3,557	4,016

Total	$115,773	$87,252

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

OVERVIEW

Our Business

When we refer to “we,” “us,” “our,” the “Company” or “Altisource” we mean Altisource Portfolio Solutions S.A., a Luxembourg société anonyme, or public limited company, and its wholly-owned subsidiaries.
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

Insurance services – Insurance services include an array of title insurance services, including pre-foreclosure, REO and refinance title searches, title insurance, settlement and escrow services. We also provide insurance program management, loss draft claims processing, insurance agency and brokerage services for lender placed and REO insurance companies.

Residential property valuation – Residential property valuation services principally include traditional appraisal products through our licensed appraisal management company and alternative valuation products, some of which are through our network of real estate professionals. We generally provide these services for residential loan servicers, residential lenders and investors in single family homes.

Default management services – Default management services principally include foreclosure trustee services for loan servicers and non-legal processing and related services for and under the supervision of foreclosure, bankruptcy and eviction attorneys.

Origination management services – Origination management services principally include Mortgage Partnership of America, L.L.C. (“MPA”) and our contract underwriting and quality control businesses. MPA serves as the manager of Best Partners Mortgage Cooperative, Inc., which is referred to as the Lenders One Mortgage Cooperative (“Lenders One”), a national alliance of independent mortgage bankers that provides its members with education and training along with revenue enhancing, cost reducing and market share expanding opportunities. We provide other origination related services in the above residential property valuation and insurance services businesses.

Financial Services: Provides collection and customer relationship management services primarily to debt originators and servicers (e.g., credit card, auto lending, retail credit and mortgage) and the utility and insurance industries. Within the Financial Services segment, we provide the following services:

Asset recovery management – Asset recovery management principally includes post-charge-off debt collection services on a contingency fee basis.

Customer relationship management – Customer relationship management principally includes customer care and early stage collections services as well as insurance and loss draft claims processing, call center services and analytical support.

Technology Services: Comprises our REALSuite of software applications, Equator, LLC’s (“Equator”) software applications, Mortgage Builder Software, Inc. (“Mortgage Builder”) software applications and our information technology (“IT”) infrastructure management services. We currently provide our IT infrastructure management services to Ocwen, Home Loan Servicing Solutions, Ltd. (“HLSS”), Altisource Residential Corporation (“Residential”) and Altisource Asset Management Company (“AAMC”), through managed services agreements, and our other segments in a shared services model. The software platforms provide a fully integrated set of software applications and technologies that manage the end-to-end lifecycle for residential and commercial mortgage loan servicing including the automated management and payment of a distributed network of vendors. A brief description of the key REALSuite, Equator and Mortgage Builder’s software products is below:
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

REALResolution™ – A technology platform that provides servicers with an automated default management and home retention solution for delinquent and defaulted loans.

REALTrans® – A patented electronic business-to-business exchange that automates and simplifies vendor selection, ordering, tracking and fulfillment of vendor provided services principally related to the real estate and mortgage marketplaces. This technology solution, whether accessed through the web or integrated into a servicing system, connects to a marketplace of services through a single platform and delivers an efficient method for managing a large scale network of vendors.

REALRemit® – A patented electronic invoicing and payment system that provides vendors with the ability to submit invoices electronically, provides servicers with the ability to automatically adjudicate invoices according to compliance rules and for electronic payments to be delivered after review and approval.

REALDoc® – An automated document management platform that consists of three primary modules:  REALDoc  Capture, which converts document images into processable data, indexes documents and provides customizable workflows based on data attributes; REALDoc Correspondence, which provides a scalable correspondence creation, management and delivery platform; and REALDoc Vault, which provides a scalable and distributed storage platform and secure document viewer.

REALAnalytics™ – A software platform that incorporates econometric models and behavioral economics to assist servicers in various aspects of servicing, including determination of loss mitigation options for decision-making by the servicer.

Equator’s Solutions – The EQ Workstation®, EQ Marketplace®, EQ Midsource® and EQ Portal™ platforms (can be used separately or together as an end-to-end solution). EQ Workstation provides comprehensive, end-to-end workflow and transaction services to manage real estate and foreclosure related activities. EQ Marketplace provides a coordinated means of purchasing a variety of real estate services from vendors including realtors, title, closing, inspection and valuation. EQ Midsource allows users of EQ Workstation to outsource all or specific components of real estate related activities. EQ Portal provides realtors direct access to process real estate transactions with secure exchange of data and documents along with realtor marketing, training and certification.

Mortgage Builder – Mortgage Builder provides loan origination software to mortgage banks, community banks, credit unions and other financial institutions.  Its suite of software solutions includes origination, servicing, lead/customer management, production portal and electronic document management.

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

From authorization of the previous programs through September 30, 2014, we have purchased approximately 5.7 million shares of our common stock in the open market at an average price of $77.55 per share. We purchased 2.0 million shares of common stock at an average price of $104.88 per share during the nine months ended September 30, 2014 and 0.8 million shares at an average price of $103.45 per share during the nine months ended September 30, 2013 (1.3 million shares at an average price of $102.45 per share for the third quarter of 2014 and 0.3 million shares at an average price of $134.86 per share for the third quarter of 2013). As of September 30, 2014, approximately 1.6 million shares of common stock remain available for repurchase under the new program. Our senior secured term loan limits the amount we can spend on share repurchases in any year and may prevent repurchases in certain circumstances. As of September 30, 2014, approximately $220 million was available to repurchase our common stock under our senior secured term loan. Luxembourg law also limits share repurchases to approximately the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As the result of a restructuring of our Luxembourg holding companies in the third quarter of 2014, as of September 30, 2014, approximately $1,950 million was available to repurchase our common stock under Luxembourg law.

Altisource’s Vision and Growth Initiatives

Since our separation from Ocwen, Altisource has become a company providing a suite of mortgage, real estate and consumer debt services, leveraging our technology and global operations. Our relationship with Ocwen provided a foundation on which we built our business and remains an important priority for us. Altisource’s vision has evolved to become the premier provider of real estate and mortgage marketplaces offering both distribution and content. Within these industries, we are facilitating transactions related to home sales, home rentals, home maintenance, mortgage origination and mortgage servicing. We continue to expand our service offerings and customer base by enhancing and broadening the services we provide to existing customers as well as extending our services to new customers. The Equator acquisition, with its real estate and mortgage marketplace and transaction solutions, and the Mortgage Builder acquisition, with its origination solutions, are in line with this vision and accelerates our evolution and growth.

We believe there are growth opportunities for Altisource in the real estate and mortgage markets leveraging our distribution and transaction solutions. Our strategic growth initiatives are:

Real estate market:
•maintaining and growing our services provided to Ocwen and others’ residential REO servicing portfolios
•deploying Hubzu to other institutions and the non-distressed home sales market

•	providing property management, lease management and renovation management services to the single family rental market

Mortgage market:

•maintaining and growing our services provided to Ocwen and others’ residential loan servicing portfolios

•	maintaining and growing our services provided to the members of Lenders One, customers of Equator and Mortgage Builder and Ocwen's origination platform
•developing our next generation REALServicing technology

Distribution and transaction solutions:

•	developing our next generation REALTrans (vendor management), REALRemit (invoice management) and REALDoc (document management) technologies

Factors Affecting Comparability

The following items may impact the comparability of our results:

•
The average number of loans serviced by Ocwen on REALServicing was 2.1 million for the nine months ended September 30, 2014 compared to 1.0 million for the nine months ended September 30, 2013 (2.3 million for the third quarter of 2014 compared to 1.2 million for the third quarter of 2013). The average number of delinquent non-Government-Sponsored Enterprise loans serviced by Ocwen on REALServicing was 356 thousand for the nine months ended

September 30, 2014 compared to 276 thousand for the nine months ended September 30, 2013 (347 thousand for the third quarter of 2014 and 303 thousand for the third quarter of 2013);

•
On September 12, 2014, we completed the acquisition of Mortgage Builder, a provider of mortgage loan origination and servicing software systems, for $15.7 million at closing in cash plus contingent consideration of up to an additional $7.0 million over three years;

•
On November 15, 2013, we acquired Equator for an initial purchase price of $63.4 million plus contingent consideration of up to an additional $80 million over three years, subject to Equator achieving annual performance targets. The liability for contingent consideration is reflected at fair value and adjusted each reporting period with the change in fair value recognized in earnings. During the second quarter of 2014, the fair value was reduced by $37.9 million with a corresponding increase in earnings. As a result of the adjustment in the fair value of the Equator contingent consideration, we determined that the Equator goodwill was impaired and recorded an estimated impairment loss of $37.5 million in the second quarter of 2014. The net impact was $0.5 million;

•	On March 29, 2013, we completed the acquisition of the Homeward Residential Capital, Inc. (“Homeward”) fee-based businesses from Ocwen for an aggregate purchase price of $75.8 million;

•	On April 12, 2013, we completed the Residential Capital, LLC (“ResCap”) fee-based business transaction with Ocwen for an aggregate purchase price of $128.8 million; and

•
In November 2012, we borrowed $200.0 million under a senior secured term loan agreement and increased our borrowings to $400.0 million on May 7, 2013. On December 9, 2013, we refinanced the senior secured term loan which included, among other changes, lowering the interest rate of the term loans. On August 1, 2014, we amended our senior secured term loan agreement and increased our borrowings by $200.0 million. Interest expense totaled $16.0 million and $14.3 million for the nine months ended September 30, 2014 and 2013, respectively ($6.5 million and $6.2 million for the third quarter of 2014 and 2013, respectively).

Correction of Immaterial Errors

As previously disclosed, during the second quarter of 2014, we determined that while we properly identified our related parties in previously issued financial statements, disclosures of certain immaterial related party expenses were omitted. We have corrected the previously presented disclosures of related party expenses in Note 2 — Transactions with Related Parties and on the face of the condensed consolidated statements of operations for the three and nine months ended September 30, 2013. The impact of correcting these items in the notes to the condensed consolidated financial statements had the effect of increasing the amounts disclosed as related party cost of revenue from Ocwen by $14.0 million for the nine months ended September 30, 2013 ($5.0 million for the third quarter of 2013), increasing the amounts disclosed as selling, general and administrative expenses (“SG&A”) from Ocwen billings to Altisource by $1.0 million for the nine months ended September 30, 2013 ($0.8 million for the third quarter of 2013), decreasing the amounts disclosed as SG&A from Altisource billings to Ocwen by $0.1 million for the nine months ended September 30, 2013 (less than $0.1 million for the third quarter of 2013) and decreasing the amounts disclosed as SG&A from Altisource billings to AAMC by $0.3 million for the nine months ended September 30, 2013 ($0.1 million for the third quarter of 2013). Correcting these items on the face of the condensed consolidated statements of operations resulted in the disclosure of related party cost of revenue of $14.0 million for the nine months ended September 30, 2013 ($5.0 million for the third quarter of 2013) and a decrease in previously disclosed related party SG&A by $1.8 million for the nine months ended September 30, 2013 ($0.1 million for the third quarter of 2013).

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

CONSOLIDATED RESULTS OF OPERATIONS

Summary Consolidated Results

The following is a discussion of our consolidated results of operations for the periods indicated.

The following table sets forth information regarding our results of operations:

	Three months ended September 30,			Nine months ended September 30,
(in thousands, except per share data)	2014	2013	% Increase (decrease)	2014	2013	% Increase (decrease)

Service revenue
Mortgage Services	$170,018	$134,317	27	$504,989	$350,581	44
Financial Services	26,803	27,168	(1)	76,496	66,259	15
Technology Services	61,726	25,175	145	167,213	70,189	138
Eliminations	(10,836)	(6,268)	73	(27,863)	(17,411)	60
	247,711	180,392	37	720,835	469,618	53
Reimbursable expenses	39,149	29,496	33	100,220	73,061	37
Non-controlling interests	828	947	(13)	1,974	3,093	(36)
Total revenue	287,688	210,835	36	823,029	545,772	51
Cost of revenue	188,724	134,261	41	520,528	348,195	49
Gross profit	98,964	76,574	29	302,501	197,577	53
Selling, general and administrative expenses	46,748	31,519	48	139,303	80,027	74
Income from operations	52,216	45,055	16	163,198	117,550	39
Other income (expense), net:
Interest expense	(6,480)	(6,188)	5	(16,040)	(14,302)	12
Other income (expense), net	131	(253)	152	135	529	(74)
Total other income (expense), net	(6,349)	(6,441)	(1)	(15,905)	(13,773)	15
Income before income taxes and non-controlling interests	45,867	38,614	19	147,293	103,777	42
Income tax provision	(2,752)	(1,659)	66	(9,300)	(6,227)	49
Net income	43,115	36,955	17	137,993	97,550	41
Net income attributable to non-controlling interests	(828)	(947)	(13)	(1,974)	(3,093)	(36)

Net income attributable to Altisource	$42,287	$36,008	17	$136,019	$94,457	44

Margins:
Gross profit/service revenue	40%	42%		42%	42%
Income from operations/service revenue	21%	25%		23%	25%

Earnings per share:
Basic	$1.96	$1.56	26	$6.16	$4.07	51
Diluted	$1.79	$1.42	26	$5.63	$3.77	49

Revenue

We recognized service revenue of $720.8 million for the nine months ended September 30, 2014, a 53% increase compared to the nine months ended September 30, 2013 ($247.7 million for the third quarter of 2014, a 37% increase compared to the third quarter of 2013). The continued growth in service revenue was primarily driven by Ocwen’s growth, higher auction mix for houses sold on Hubzu and revenue from Equator which we acquired in November 2013. This was partially offset by a decline in default management services driven by lower levels of foreclosure starts and the loss of an origination management services customer in the fourth quarter of 2013 which eliminated its affinity relationship with Altisource and its other similar vendor partners.

We recognized revenue from reimbursable expenses for the nine months ended September 30, 2014 of $100.2 million, a 37% increase compared to the nine months ended September 30, 2013 ($39.1 million for the third quarter of 2014, a 33% increase compared to the third quarter of 2013). This growth was primarily due to the growth of Ocwen’s loan servicing portfolio, although reimbursable expenses can vary significantly from period to period based on the mix of services ordered.

Certain of our revenues are impacted by seasonality. More specifically, the Mortgage Services revenue is impacted by REO sales and lawn maintenance, which tend to be at their lowest level during the fall and winter months and highest during the spring and summer months. The Financial Services segment's asset recovery management revenue tends to be higher in the first quarter and generally declines throughout the year.
Cost of Revenue and Gross Profit

Cost of revenue principally includes payroll and employee benefits associated with personnel employed in customer service and operations roles, fees paid to external providers related to the provision of services, reimbursable expenses, technology and telecommunications expenses and depreciation and amortization of operating assets.
We recognized cost of revenue of $520.5 million for the nine months ended September 30, 2014, a 49% increase compared to the nine months ended September 30, 2013 ($188.7 million for the third quarter of 2014, a 41% increase compared to the third quarter of 2013). The increase in cost of revenue is primarily attributable to increased compensation, outside fees and services and technology and telecommunications costs associated with the growth in Ocwen’s loan servicing portfolio and the acquisition of Equator in November 2013. In addition, our technology and telecommunications costs and depreciation and amortization expense were higher as a result of increased investment in the development of our next generation technology and infrastructure to support our growth.
Gross profit increased to $302.5 million, representing 42% of service revenue, for the nine months ended September 30, 2014 from $197.6 million, representing 42% of service revenue, for the nine months ended September 30, 2013 (increased to $99.0 million, representing 40% of service revenue, for the third quarter of 2014 from $76.6 million, representing 42% of service revenue for the third quarter of 2013). The gross profit margin remained consistent for the nine months ended September 30, 2014 as the margin expansion in the Mortgage Services segment was offset by margin decreases in the other segments and a shift in revenue across segments with higher growth in the lower margin Technology Services segment. In the Mortgage Services segment, we expanded our gross profit margin by fully utilizing employees that we were carrying in 2013 in anticipation of new business and performing certain services with our employees that were previously performed by outside vendors. In the Financial Services segment, gross profit margin decreased due to a lower growth rate of the higher margin mortgage charge-off collections business. In the Technology Services segment, gross profit margin decreased primarily due to our continued investment in our next generation technology to support our growth, partially offset by the Equator business.

For the third quarter of 2014, compared to the third quarter of 2013, increases in gross profit margin in the Mortgage Services segment were more than offset by a shift in revenue across segments with higher revenue growth in the lower margin Technology Services segment and lower gross profit margins in the Financial Services segment and Technology Services segment, driven by higher compensation expense from increased headcount to support our growth and service mix.

Selling, General and Administrative Expenses and Income from Operations

SG&A includes payroll for personnel employed in executive, finance, legal, human resources, vendor management, risk and operational effectiveness roles. This category also includes occupancy costs, professional fees and depreciation and amortization of intangible assets.

We recognized SG&A of $139.3 million for the nine months ended September 30, 2014, a 74% increase compared to the nine months ended September 30, 2013 ($46.7 million for the third quarter of 2014, a 48% increase compared to the third quarter of 2013). This increase is driven by higher marketing costs, primarily related to Hubzu, and increased amortization of intangible assets recorded in connection with the Homeward, ResCap and Equator acquisitions which closed on March 29, 2013, April 12, 2013 and November 15, 2013, respectively. Marketing costs were $18.8 million and $3.6 million for the nine months ended September 30, 2014 and 2013, respectively ($6.0 million and $1.6 million for the third quarter of 2014 and 2013, respectively). Amortization expense was $29.3 million and $18.9 million for the nine months ended September 30, 2014 and 2013, respectively ($9.7 million and $8.6 million for the third quarter of 2014 and 2013, respectively). SG&A also increased from higher compensation expense and related employee and occupancy costs from increased headcount to support growth, higher legal and compliance related costs and increased bad debt expense for the nine months ended September 30, 2014.
The liability for contingent consideration related to the Equator acquisition is reflected at fair value and adjusted each reporting period with the change in fair value recognized in earnings. During the second quarter of 2014, the fair value was reduced by $37.9 million with a corresponding increase in earnings. As a result of the adjustment in the fair value of the Equator contingent consideration and based on our preliminary assessment, we estimated that the Equator goodwill was impaired and recorded an impairment loss of $37.5 million in the second quarter of 2014. We completed our Equator goodwill impairment assessment in the third quarter of 2014 resulting in no further adjustment to the goodwill impairment recorded in the second quarter of 2014.
The following table presents the impact of the change in the fair value of the Equator contingent consideration (“Earn Out”) and Equator goodwill impairment for the nine months ended September 30, 2014 and are included in selling, general and administrative expenses in the condensed consolidated statements of operations:

(in thousands)

Change in the fair value of Equator Earn Out	$(37,924)
Goodwill impairment	37,473

$(451)
Income from operations increased to $163.2 million, representing 23% of service revenue, for the nine months ended September 30, 2014 from $117.6 million, representing 25% of service revenue, for the nine months ended September 30, 2013 (increased to $52.2 million, representing 21% of service revenue for the third quarter of 2014 from $45.1 million, representing 25% of service revenue, for the third quarter of 2013). The decrease in operating income margin is primarily driven by growth in the lower margin Technology Services segment, higher amortization of intangible assets recorded in connection with the Homeward, ResCap and Equator acquisitions and the other increases in SG&A, as discussed above.
Other Income (Expense), net
Other income (expense), net principally includes interest expense and interest income. Interest expense was $16.0 million for the nine months ended September 30, 2014, a 12% increase compared to the nine months ended September 30, 2013 ($6.5 million for the third quarter of 2014, a 5% increase compared to the third quarter of 2013). The increase for the nine months ended September 30, 2014 was driven by the additional $200.0 million senior secured term loan borrowings on August 1, 2014 and the additional $200.0 million senior secured term loan borrowings on May 7, 2013. The increase for the third quarter of 2014 was driven by the additional $200.0 million secured term loan borrowings on August 1, 2014. The increases for the nine months ended September 30, 2014 and the third quarter of 2014 were partially offset by lower interest rates from the senior secured term loan refinancing on December 9, 2013.
For the nine months ended September 30, 2013, we recorded $0.8 million of interest income earned on the $75.0 million loan to Ocwen, which was repaid in February 2013 (no comparative amounts for 2014 and the third quarter of 2013).
Income Tax Provision

We recognized an income tax provision of $9.3 million for the nine months ended September 30, 2014 compared to $6.2 million for the nine months ended September 30, 2013 ($2.8 million and $1.7 million for the third quarter of 2014 and 2013, respectively). Altisource’s effective tax rate differs from the Luxembourg statutory tax rate of 29.2% primarily because of the effect of a favorable tax ruling in Luxembourg and the mix of income and losses in multiple tax jurisdictions. Our effective tax rate for the nine months ended September 30, 2014 was 6.3% compared to 6.0% for the nine months ended September 30, 2013 (6.0% and 4.3% for the third quarter of 2014 and 2013, respectively). Our consolidated effective income tax rate for financial reporting purposes may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our domestic and international operations, which may be subject to differing tax rates, and our ability to utilize net operating loss and tax credit carryforwards.
SEGMENT RESULTS OF OPERATIONS

The following section provides a discussion of pre-tax results of operations of our business segments. Transactions between segments are accounted for as third party arrangements for purposes of presenting segment results of operations. Intercompany transactions primarily consist of IT infrastructure services. Generally, we reflect these as service revenue in the Technology Services segment and technology and telecommunications expense within cost of revenue and SG&A in the segment receiving the services, except for consulting services, which we reflect in outside fees and services within cost of revenue.

Financial information for our segments is as follows:

	Three months ended September 30, 2014
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue
Service revenue	$170,018	$26,803	$61,726	$(10,836)	$247,711
Reimbursable expenses	39,100	49	—	—	39,149
Non-controlling interests	828	—	—	—	828
	209,946	26,852	61,726	(10,836)	287,688
Cost of revenue	128,816	17,123	52,583	(9,798)	188,724
Gross profit	81,130	9,729	9,143	(1,038)	98,964
Selling, general and administrative expenses	20,644	4,767	7,240	14,097	46,748
Income from operations	60,486	4,962	1,903	(15,135)	52,216
Other income (expense), net	18	13	25	(6,405)	(6,349)

Income before income taxes and non-controlling interests	$60,504	$4,975	$1,928	$(21,540)	$45,867

Margins:
Gross profit/service revenue	48%	36%	15%	N/M	40%
Income from operations/service revenue	36%	19%	3%	N/M	21%

Transactions with related parties:
Revenue	$144,062	$8,248	$25,841	$—	$178,151
Cost of revenue	9,399	17	1,646	—	11,062
Selling, general and administrative expenses	599	—	53	(385)	267

N/M — not meaningful.

	Three months ended September 30, 2013
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue
Service revenue	$134,317	$27,168	$25,175	$(6,268)	$180,392
Reimbursable expenses	29,397	99	—	—	29,496
Non-controlling interests	947	—	—	—	947
	164,661	27,267	25,175	(6,268)	210,835
Cost of revenue	106,412	14,998	18,569	(5,718)	134,261
Gross profit	58,249	12,269	6,606	(550)	76,574
Selling, general and administrative expenses	14,224	4,616	2,621	10,058	31,519
Income from operations	44,025	7,653	3,985	(10,608)	45,055
Other income (expense), net	(41)	—	—	(6,400)	(6,441)

Income before income taxes and non-controlling interests	$43,984	$7,653	$3,985	$(17,008)	$38,614

Margins:
Gross profit/service revenue	43%	45%	26%	N/M	42%
Income from operations/service revenue	33%	28%	16%	N/M	25%

Transactions with related parties:
Revenue	$120,067	$10,057	$13,433	$—	$143,557
Cost of revenue	4,868	137	40	—	5,045
Selling, general and administrative expenses	207	—	71	335	613

N/M — not meaningful.

	Nine months ended September 30, 2014
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue
Service revenue	$504,989	$76,496	$167,213	$(27,863)	$720,835
Reimbursable expenses	100,103	117	—	—	100,220
Non-controlling interests	1,974	—	—	—	1,974
	607,066	76,613	167,213	(27,863)	823,029
Cost of revenue	360,539	47,794	137,254	(25,059)	520,528
Gross profit	246,527	28,819	29,959	(2,804)	302,501
Selling, general and administrative expenses	63,310	14,203	21,367	40,423	139,303
Income from operations	183,217	14,616	8,592	(43,227)	163,198
Other income (expense), net	146	24	(97)	(15,978)	(15,905)

Income before income taxes and non-controlling interests	$183,363	$14,640	$8,495	$(59,205)	$147,293

Margins:
Gross profit/service revenue	49%	38%	18%	N/M	42%
Income from operations/service revenue	36%	19%	5%	N/M	23%

Transactions with related parties:
Revenue	$415,149	$21,679	$65,908	$—	$502,736
Cost of revenue	25,645	157	2,102	—	27,904
Selling, general and administrative expenses	652	—	194	(1,310)	(464)

N/M — not meaningful.

	Nine months ended September 30, 2013
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue
Service revenue	$350,581	$66,259	$70,189	$(17,411)	$469,618
Reimbursable expenses	72,645	416	—	—	73,061
Non-controlling interests	3,093	—	—	—	3,093
	426,319	66,675	70,189	(17,411)	545,772
Cost of revenue	267,859	40,831	55,088	(15,583)	348,195
Gross profit	158,460	25,844	15,101	(1,828)	197,577
Selling, general and administrative expenses	32,272	11,000	7,514	29,241	80,027
Income from operations	126,188	14,844	7,587	(31,069)	117,550
Other income (expense), net	(153)	(8)	3	(13,615)	(13,773)

Income before income taxes and non-controlling interests	$126,035	$14,836	$7,590	$(44,684)	$103,777

Margins:
Gross profit/service revenue	45%	39%	22%	N/M	42%
Income from operations/service revenue	36%	22%	11%	N/M	25%

Transactions with related parties:
Revenue	$301,194	$16,779	$36,916	$—	$354,889
Cost of revenue	13,128	751	80	—	13,959
Selling, general and administrative expenses	180	—	189	(40)	329
Interest income	—	—	—	773	773

N/M — not meaningful.

Mortgage Services

Revenue

Revenue by service line was as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2014	2013	% Increase (decrease)	2014	2013	% Increase (decrease)

Service revenue:
Asset management services	$91,022	$55,427	64	$271,695	$133,543	103
Insurance services	43,587	33,142	32	128,236	82,516	55
Residential property valuation	26,182	28,475	(8)	77,286	77,314	0
Default management services	5,383	10,266	(48)	16,774	33,124	(49)
Origination management services	3,844	7,007	(45)	10,998	24,084	(54)
Total service revenue	170,018	134,317	27	504,989	350,581	44

Reimbursable expenses:
Asset management services	37,231	27,380	36	95,368	68,937	38
Insurance services	1,516	647	134	3,032	1,168	160
Default management services	330	1,304	(75)	1,609	2,342	(31)
Origination management services	23	66	(65)	94	198	(53)
Total reimbursable expenses	39,100	29,397	33	100,103	72,645	38

Non-controlling interests	828	947	(13)	1,974	3,093	(36)

Total revenue	$209,946	$164,661	28	$607,066	$426,319	42

Revenue from related parties:
Asset management services	$100,056	$76,485	31	$284,561	$182,738	56
Insurance services	14,801	10,879	36	44,423	30,199	47
Residential property valuation	25,366	27,526	(8)	74,352	73,892	1
Default management services	3,081	4,582	(33)	10,206	13,186	(23)
Origination management services	758	595	27	1,607	1,179	36

Total	$144,062	$120,067	20	$415,149	$301,194	38

Service revenue growth from asset management services and insurance services is primarily due to Ocwen’s growth as loans from its servicing acquisitions are boarded onto REALServicing and higher auction mix for houses sold on Hubzu. From September 30, 2013 through September 30, 2014, Ocwen boarded 1.1 million loans onto REALServicing primarily from Ocwen’s acquisitions of the Homeward, ResCap and OneWest Bank FSB servicing rights. The decline in residential property valuation services revenue was due to a shift in the mix of valuation products and lower volume of orders. The decline in default management services revenue was driven primarily by lower levels of foreclosure starts. The lower origination management services revenue was primarily due to the fourth quarter of 2013 loss of a customer who eliminated its affinity relationship with Altisource and its other similar vendor partners along with lower origination volume.

Cost of Revenue and Gross Profit

Cost of revenue consists of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2014	2013	% Increase (decrease)	2014	2013	% Increase (decrease)

Compensation and benefits	$20,440	$16,780	22	$55,092	$47,479	16
Outside fees and services	60,691	55,003	10	182,317	132,997	37
Reimbursable expenses	39,100	29,397	33	100,103	72,645	38
Technology and telecommunications	7,950	4,826	65	21,215	13,551	57
Depreciation and amortization	635	406	56	1,812	1,187	53

Cost of revenue	$128,816	$106,412	21	$360,539	$267,859	35

Cost of revenue increased during the nine months ended September 30, 2014 and the third quarter of 2014 primarily due to the growth of Ocwen’s loan servicing portfolio. Overall cost of revenue increased consistent with the increase in service revenue. However, compensation and benefits costs and outside fees and services expenses as a percentage of service revenue decreased as we experience the benefit of our workforce efficiency initiatives on higher referral volumes and transitioning the performance of certain services to lower cost geographies as well as vendor cost savings initiatives.
Gross profit increased to $246.5 million, representing 49% of service revenue, for the nine months ended September 30, 2014 from $158.5 million, representing 45% of service revenue, for the nine months ended September 30, 2013 (increased to $81.1 million, representing 48% of service revenue, for the third quarter of 2014 from $58.2 million, representing 43% of service revenue, for the third quarter of 2013). We expanded our gross profit margin by fully utilizing employees that we were carrying in 2013 in anticipation of new business and performing certain services with our employees that were previously performed by outside vendors. The increase in gross profit margin was also driven by the impact of revenue mix, partially offset by higher staff levels in our origination and rental property management businesses in preparation for anticipated growth. Assuming no change in service revenue mix, we anticipate that we will continue to improve margins by reducing employee and vendor costs as a percentage of service revenue through workforce efficiency initiatives, vendor cost reduction initiatives and displacing vendors with internal personnel at a lower cost.

Our margins can vary substantially depending upon service revenue mix and when Ocwen acquires and boards servicing rights onto REALServicing. Typically, compensation and benefits will increase in anticipation of a boarding as we hire and train personnel to deliver services in advance of the actual boarding of loans. Over time, these costs as a percentage of service revenue decline as we generate revenue with no increased costs and as we experience benefits from our workforce efficiency initiatives. As new loans are boarded by Ocwen onto REALServicing, for the initial months post-boarding, we tend to deliver an elevated level of lower margin residential property valuation and property inspection and preservation services.
Selling, General and Administrative Expenses and Income from Operations

SG&A increased during the nine months ended September 30, 2014 and the third quarter of 2014 principally due to marketing costs largely related to Hubzu, increased amortization of intangible assets recorded in connection with the Homeward and ResCap transactions, higher legal costs and increased bad debt expense for the nine months ended September 30, 2014. Marketing costs were $18.6 million and $3.5 million for the nine months ended September 30, 2014 and 2013, respectively ($5.9 million and $1.6 million for the third quarter of 2014 and 2013, respectively). Amortization expense was $21.7 million and $14.3 million for the nine months ended September 30, 2014 and 2013, respectively ($7.2 million and $6.9 million for the third quarter of 2014 and 2013, respectively).

Income from operations increased to $183.2 million, representing 36% of service revenue, for the nine months ended September 30, 2014 from $126.2 million, representing 36% of service revenue, for the nine months ended September 30, 2013 (increased to $60.5 million, representing 36% of service revenue, for the third quarter of 2014 from $44.0 million, representing 33% of service revenue, for the third quarter of 2013). The increase in operating income margin for the third quarter of 2014 compared to the third quarter of 2013 is the result of the higher gross profit margin discussed above, partially offset by higher SG&A as a percentage of service revenue primarily driven by Hubzu marketing costs.

Financial Services

Revenue

Revenue by service line was as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2014	2013	% Increase (decrease)	2014	2013	% Increase (decrease)

Service revenue:
Asset recovery management	$13,398	$14,858	(10)	$36,782	$32,982	12
Customer relationship management	13,405	12,310	9	39,714	33,277	19
Total service revenue	26,803	27,168	(1)	76,496	66,259	15

Reimbursable expenses:
Asset recovery management	49	99	(51)	117	416	(72)
Total reimbursable expenses	49	99	(51)	117	416	(72)

Total revenue	$26,852	$27,267	(2)	$76,613	$66,675	15

Revenue from related parties:
Asset recovery management	$8,248	$10,057	(18)	$21,679	$16,779	29

Financial Services revenue increased during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to the expansion of the mortgage charge-off business in asset recovery management and growth in the customer relationship management business from the addition of new clients and the expansion of services provided to existing clients. During the third quarter of 2014, a decrease in mortgage charge-off revenue, driven primarily by the amount and timing of placements, was partially offset by higher revenues from the customer relationship management business.
Our Financial Services business is impacted by seasonality as asset recovery management revenue tends to be higher in the first quarter of each year as borrowers utilize tax refunds and bonuses to pay debts.
Cost of Revenue and Gross Profit

Cost of revenue consists of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2014	2013	% Increase (decrease)	2014	2013	% Increase (decrease)

Compensation and benefits	$12,282	$11,503	7	$35,370	$30,913	14
Outside fees and services	919	1,176	(22)	2,624	3,547	(26)
Reimbursable expenses	49	99	(51)	117	416	(72)
Technology and telecommunications	3,475	2,030	71	8,642	5,308	63
Depreciation and amortization	398	190	109	1,041	647	61

Cost of revenue	$17,123	$14,998	14	$47,794	$40,831	17

Compensation and benefits costs and technology and telecommunications expenses increased during the nine months and quarter ended September 30, 2014 compared to the nine months and quarter ended September 30, 2013 primarily to support revenue growth.
Gross profit increased to $28.8 million, representing 38% of service revenue, for the nine months ended September 30, 2014 from $25.8 million, representing 39% of service revenue, for the nine months ended September 30, 2013 (decreased to $9.7 million, representing 36% of service revenue, for the third quarter of 2014 from $12.3 million, representing 45% of service revenue, for the third quarter of 2013). For the nine months ended September 30, 2014, our gross profit margin decreased due to the lower growth rate of the higher margin mortgage charge-off business and higher technology and telecommunications costs. For the third quarter of 2014, the decrease in gross profit margin was primarily driven by a decrease in revenue in our higher margin mortgage charge-off business, higher technology and telecommunications costs and revenue growth in our lower margin non-mortgage charge-off receivables management business in asset recovery management.

Selling, General and Administrative Expenses and Income from Operations
SG&A increased during the nine months ended September 30, 2014 and the third quarter of 2014 compared to the nine months ended September 30, 2013 and the third quarter of 2013 principally from higher occupancy-related costs driven by higher headcount and facility relocations.
Income from operations decreased to $14.6 million, representing 19% of service revenue, for the nine months ended September 30, 2014 from $14.8 million, representing 22% of service revenue, for the nine months ended September 30, 2013 (decreased to $5.0 million, representing 19% of service revenue, for the third quarter of 2014 from $7.7 million, representing 28% of service revenue, for the third quarter of 2013). The decrease in operating income margins for the nine months ended September 30, 2014 and the third quarter of 2014 is the result of lower gross profit margins and an increase in SG&A as a percentage of service revenue, as discussed above.
Technology Services

Revenue

Revenue by service line was as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2014	2013	% Increase (decrease)	2014	2013	% Increase (decrease)

Service revenue:
REALSuite, Equator and Mortgage Builder	$40,324	$15,209	165	$115,880	$43,507	166
IT infrastructure services	21,402	9,966	115	51,333	26,682	92

Total revenue	$61,726	$25,175	145	$167,213	$70,189	138

Revenue from related parties:
REALSuite and Equator	$13,668	$8,448	62	$37,657	$24,382	54
IT infrastructure services	12,173	4,985	144	28,251	12,534	125

Total	$25,841	$13,433	92	$65,908	$36,916	79

The increases in REALSuite, Equator and Mortgage Builder revenue for the nine months ended September 30, 2014 and the third quarter of 2014 compared to the nine months ended September 30, 2013 and the third quarter of 2013 are primarily driven by the acquisition of Equator in November 2013, increased licensing revenue from REALDoc and the growth in Ocwen’s residential loan servicing portfolio on REALServicing from Ocwen’s acquisitions of Homeward, ResCap and OneWest Bank FSB servicing rights.
IT infrastructure services revenue also increased for the nine months ended September 30, 2014 and the third quarter of 2014 primarily due to an increase in headcount and costs at both Ocwen and Altisource, which are typically billed on a cost plus basis.
For segment presentation purposes, revenue from services provided by Technology Services to our other reporting segments is eliminated in consolidation. This inter-segment revenue is included as revenue in the Technology Services segment and as technology and telecommunications expense, a component of cost of revenue and SG&A, in our other reporting segments.

Cost of Revenue and Gross Profit
Cost of revenue consists of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2014	2013	% Increase (decrease)	2014	2013	% Increase (decrease)

Compensation and benefits	$35,780	$11,317	216	$93,811	$30,531	207
Outside fees and services	497	490	1	1,422	1,505	(6)
Technology and telecommunications	11,740	4,263	175	29,197	14,536	101
Depreciation and amortization	4,566	2,499	83	12,824	8,516	51

Cost of revenue	$52,583	$18,569	183	$137,254	$55,088	149

Cost of revenue increased for the nine months ended September 30, 2014 and the third quarter of 2014 compared to the nine months ended September 30, 2013 and the third quarter of 2013 due to the acquisition of Equator and the hiring of more and higher cost personnel to support the development of our next generation REALSuite software. We expect cost of revenue in the Technology Services segment to increase as we continue to invest in personnel to support our development and growth initiatives. Technology and telecommunications costs were higher primarily as a result of the acquisition of Equator, the increase in employee headcount and the expansion of facilities.
Gross profit increased to $30.0 million, representing 18% of service revenue, for the nine months ended September 30, 2014 from $15.1 million, representing 22% of service revenue, for the nine months ended September 30, 2013 (increased to $9.1 million, representing 15% of service revenue, for the third quarter of 2014 from $6.6 million, representing 26% of service revenue, for the third quarter of 2013). Our gross profit margins decreased due to our continued investment in our next generation technology to support our growth as the costs associated with our continued investment in our next generation technology were higher than growth in our service revenue, partially offset by the acquisition of the higher margin Equator business. We anticipate margins to decline as we continue to invest in the development of our next generation technology and once acquisition related Equator deferred revenue has been recognized.

Selling, General and Administrative Expenses and Income from Operations

SG&A increased for the nine months ended September 30, 2014 and the third quarter of 2014 compared to the nine months ended September 30, 2013 and the third quarter of 2013 primarily due to the acquisition of Equator, higher administrative employee costs and increased occupancy-related costs driven by higher headcount and facility relocations as well as increased intangible asset amortization related to the Homeward, ResCap and Equator acquisitions. Amortization expense was $3.3 million and $0.4 million for the nine months ended September 30, 2014 and 2013, respectively ($1.1 million and $(0.1) million for the third quarter of 2014 and 2013, respectively).
Income from operations increased to $8.6 million, representing 5% of service revenue, for the nine months ended September 30, 2014 from $7.6 million, representing 11% of service revenue, for the nine months ended September 30, 2013 (decreased to $1.9 million, representing 3% of service revenue, for the third quarter of 2014 from $4.0 million, representing 16% of service revenue, for the third quarter of 2013). The decreases in operating income margin are the result of increased employee and occupancy-related costs and intangible asset amortization related to the Homeward, ResCap and Equator acquisitions and the impact of the decline in gross profit margins, as discussed above.
Corporate Items and Eliminations

Corporate Items and Eliminations include costs related to corporate support functions including executive, finance, legal, human resources, vendor management, risk and operational effectiveness as well as interest expense. It also includes eliminations of transactions between the reporting segments.
Corporate costs increased for the nine months ended September 30, 2014 and the third quarter of 2014 compared to the nine months ended September 30, 2013 and the third quarter of 2013 primarily due to higher compensation and employee-related costs, legal and compliance related costs and interest expense. We incurred higher compensation and employee-related costs as we are expanding certain corporate functions to support our continued growth.

Interest expense was $16.0 million for the nine months ended September 30, 2014, a 12% increase compared to the nine months ended September 30, 2013 ($6.5 million for the third quarter of 2014, a 5% increase compared to the third quarter of 2013). The increase for the nine months ended September 30, 2014 was driven by the additional $200.0 million senior secured term loan borrowings on August 1, 2014 and the additional $200.0 million senior secured term loan borrowings on May 7, 2013. The increase for the third quarter of 2014 was driven by the additional $200.0 million senior secured term loan borrowings on August 1, 2014. The increases for the nine months ended September 30, 2014 and the third quarter of 2014 were partially offset by lower interest rates from the senior secured term loan refinancing on December 9, 2013.
For the nine months ended September 30, 2013, we recorded $0.8 million of interest income earned on the $75.0 million loan to Ocwen, which was repaid in February 2013 (no comparative amounts for 2014 and the third quarter of 2013).
Intercompany revenue that is eliminated in consolidation increased for the nine months ended September 30, 2014 and the third quarter of 2014 compared to the nine months ended September 30, 2013 and the third quarter of 2013. These intercompany transactions primarily consisted of IT infrastructure services. While the expenses are recognized in the Mortgage Services and Financial Services segments above, the elimination of these expenses is reflected in Corporate Items and Eliminations.
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

 Senior Secured Term Loan

On November 27, 2012, we entered into a seven-year senior secured term loan agreement with Bank of America, N.A. as administrative agent, pursuant to which we borrowed $200.0 million. On May 7, 2013, we amended the senior secured term loan agreement to increase the principal amount of the senior secured term loan by $200.0 million and to increase the maximum permitted amount of Restricted Junior Payments (as defined in the senior secured term loan agreement), including increasing the amount of Company share repurchases permitted, among other changes. Under the terms of the senior secured term loan, as amended, we have the ability to borrow an additional $200.0 million under an accordion provision. On December 9, 2013, we entered into Amendment No. 2 (“Second Amendment”) to the senior secured term loan agreement in which we incurred indebtedness in the form of Refinancing Debt (as defined in the senior secured term loan agreement), the proceeds of which were used to refinance, in full, the term loans outstanding under the senior secured term loan agreement immediately prior to the effectiveness of the Second Amendment.  The refinancing debt bears interest at lower rates and has a maturity date approximately one year later than the prior year term loans. Generally, the margin applied to either the Adjusted Eurodollar rate or the Base Rate, as defined in the senior secured term loan agreement, was reduced by 1 percentage point and the floor was reduced by 0.25 percentage points. The Second Amendment further modified the senior secured term loan agreement to, among other changes, increase the maximum permitted amount of Restricted Junior Payments. On August 1, 2014, we entered into Amendment No. 3 (“Third Amendment”) to the senior secured term loan agreement to increase the principal amount of the term loan commitments under the senior secured term loan agreement by $200.0 million and, among other changes, increase the maximum amount of permitted Restricted Junior Payments by $200.0 million. After giving effect to the Third Amendment, the Refinancing Debt must be repaid in equal consecutive quarterly principal installments of $1.5 million commencing on September 30, 2014, with the balance due at maturity. All amounts outstanding under the senior secured term loan agreement will become due on the earlier of (i) December 9, 2020, being the seventh anniversary of the closing date of the Second Amendment, and (ii) the date on which the loans are declared to be due and owing by the administrative agent at the request (or with the consent) of the Required Lenders (as defined in the senior secured term loan agreement) upon the occurrence of any event of default under the senior secured term loan agreement. However, if leverage ratios, as defined in the senior secured term loan agreement, exceed 3.00 to 1.00, a percentage of cash flows must be used to repay principal. No mandatory prepayments were owed for the nine months ended September 30, 2014. Interest payments are due monthly. The interest rate as of September 30, 2014 was 4.50%.

The debt covenants in the senior secured term loan agreement limit, among other things, our ability to incur additional debt, pay dividends and repurchase stock. In the event we require additional liquidity, our ability to obtain it may be limited by the senior secured term loan.

Cash Flows

The following table presents our cash flows for the nine months ended September 30:

(in thousands)	2014	2013	% Increase (decrease)

Net income adjusted for non-cash items	$195,775	$135,852	44
Changes in operating assets and liabilities	(70,079)	(1,212)	N/M
Net cash flows provided by operating activities	125,696	134,640	(7)
Net cash flows used in investing activities	(63,344)	(137,497)	54
Net cash flows (used in) provided by financing activities	(16,192)	109,940	(115)
Increase in cash and cash equivalents	46,160	107,083	(57)
Cash and cash equivalents at beginning of period	130,429	105,502	24

Cash and cash equivalents at end of period	$176,589	$212,585	(17)

N/M — not meaningful.

Cash Flows from Operating Activities

Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net income. For the nine months ended September 30, 2014, we generated cash flows from operating activities of $125.7 million, or approximately $0.17 for every dollar of service revenue compared to cash flows from operating activities of $134.6 million, or approximately $0.29 for every dollar of service revenue for the nine months ended September 30, 2013. The decrease in cash flows from operations for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 is principally driven by unfavorable working capital changes, partially offset by the increase in net income, after adding back depreciation and amortization, including amortization of intangible assets. Changes in working capital were principally due to higher accounts receivable from revenue growth, the timing of collections and an increase in unbilled receivables which were not billed until October 2014.
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
 Cash Flows from Investing Activities

Cash flows from investing activities include capital expenditures of $48.1 million and $20.5 million for the nine months ended September 30, 2014 and 2013, respectively, primarily related to facility build-outs and investments in IT infrastructure, Equator integration and the next generation of our REALSuite of software applications. On September 12, 2014, we acquired Mortgage Builder for $14.9 million, excluding cash of $0.7 million and contingent consideration of $1.0 million. On March 29, 2013, we acquired the Homeward fee-based business from Ocwen for $75.8 million, after a working capital and pre-acquisition net income adjustment payment by Ocwen totaling $11.1 million, which we received in September 2013. On April 12, 2013, we entered into an agreement with Ocwen to establish additional terms related to the existing servicing arrangements between Altisource and Ocwen in connection with Ocwen’s acquisition of certain mortgage servicing platform assets of ResCap. The cash consideration paid by Altisource to Ocwen under the ResCap agreements totaled $128.8 million. On March 31, 2013, we sold our 49% interest in Correspondent One S.A. (“Correspondent One”) to Ocwen for $12.6 million. On February 15, 2013, Ocwen repaid the $75.0 million loan that it borrowed from us in December 2012.

Cash Flows from Financing Activities

Cash flows from financing activities for the nine months ended September 30, 2014 and 2013 primarily include activity associated with debt proceeds, share repurchases, stock option exercises and payments to non-controlling interests. On August 1, 2014, we borrowed $200.0 million in connection with amending our senior secured term loan agreement, and received cash proceeds net of a $2.0 million original issue discount. On May 7, 2013, we borrowed $200.0 million in connection with amending our senior secured term loan agreement and received cash proceeds including a $1.0 million original issue premium. For the nine months ended September 30, 2014 and 2013, we incurred debt issuance costs of $2.6 million and $2.4 million, respectively, in connection with the debt issuances. For the nine months ended September 30, 2014 and 2013, we spent $208.8 million and $87.4 million, respectively, to repurchase our common stock. Stock option exercises provided proceeds of $2.5 million and $4.7 million for the nine months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014 and 2013, we repaid $3.5 million and $2.7 million, respectively, of the borrowings under the senior secured term loan and capital lease obligations. Distributions to non-controlling interests were $1.8 million and $3.2 million for the nine months ended September 30, 2014 and 2013, respectively.
Liquidity Requirements after September 30, 2014
On November 15, 2013, we completed the acquisition of Equator and paid $63.4 million at closing in cash (net of closing working capital adjustments). Additionally, the purchase agreement provides for the payment of up to $80 million in potential additional consideration determined based on Equator’s Adjusted EBITA (as defined in the purchase agreement) in the three consecutive 12-month periods following closing. Up to $22.5 million of this potential additional consideration can be earned in each of the first two 12-month periods, and up to $35.0 million can be earned in the third 12-month period. Any amounts earned upon the achievement of Adjusted EBITA thresholds are payable through 2017. We may, at our discretion, pay up to 20% of each payment of any of this potential additional consideration in shares of Company restricted stock, with the balance to be paid in cash. As of June 30, 2014 and September 30, 2014, we estimated the fair value of the potential additional consideration related to the Equator acquisition is $8.1 million. The amount ultimately paid will depend on Equator’s actual Adjusted EBITA in the three consecutive 12-month periods following closing. Additionally, the Mortgage Builder purchase agreement provides for the payment of up to $7.0 million in potential additional consideration based on Adjusted Revenue (as defined in the purchase agreement). The Mortgage Builder purchase price includes an estimate of the fair value of the potential additional consideration of $1.0 million.
During the fourth quarter of 2014, we expect to distribute $0.8 million to the Lenders One members representing non-controlling interests and repay $1.5 million of the senior secured term loan.
We believe that we will generate sufficient cash flows to fund operations, capital expenditures and required debt and interest payments as well as repurchase shares of our common stock. If we require additional capital, we believe that we have adequate access to both debt and equity capital markets, although there can be no assurance that we will be able to raise funds on terms or on a timetable that is favorable to us.
Contractual Obligations, Commitments and Contingencies

For the nine months ended September 30, 2014, there were no significant changes to our contractual obligations from those identified in our Form 10-K for the fiscal year ended December 31, 2013, other than those that occur in the normal course of business (primarily the addition of operating leases due to our growth). See also Note 18 to the interim condensed consolidated financial statements.

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

Our critical accounting policies are described in the MD&A section of our Form 10-K for the year ended December 31, 2013 filed with the SEC on February 13, 2014. Those policies have not changed during the nine months ended September 30, 2014.

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

OTHER MATTERS

Related Parties

Ocwen

For the nine months ended September 30, 2014 and 2013, we recognized segment revenue from Ocwen of $404.1 million and $299.8 million, respectively, in the Mortgage Services segment ($137.7 million and $119.2 million for the third quarter of 2014 and 2013, respectively), $21.7 million and $16.8 million, respectively, in the Financial Services segment ($8.2 million and $10.1 million for the third quarter of 2014 and 2013, respectively) and $65.8 million and $36.9 million, respectively, in the Technology Services segment ($25.8 million and $13.4 million for the third quarter of 2014 and 2013, respectively). Services provided to Ocwen during these periods included residential property valuation, real estate asset management and sales, trustee management services, property inspection and preservation, insurance services, charge-off mortgage collections, IT infrastructure management services and software applications including our software products. We provided services at rates we believe to be comparable to market rates.

For the nine months ended September 30, 2014 and 2013, Ocwen billed us $27.9 million and $14.0 million, respectively ($11.1 million and $5.0 million for the third quarter of 2014 and 2013, respectively), for data access fees and contractor and/or employee costs under agreements described in Note 2 to the condensed consolidated financial statements. These amounts are reflected as a component of cost of revenue in the condensed consolidated statements of operations.

For the nine months ended September 30, 2014 and 2013, we billed Ocwen $3.4 million and $1.9 million, respectively ($1.2 million and $0.6 million for the third quarter of 2014 and 2013, respectively), and Ocwen billed us $4.3 million and $3.1 million, respectively ($1.9 million and $1.5 million for the third quarter of 2014 and 2013, respectively), for other services provided under the agreements described in Note 2 to the condensed consolidated financial statements. These amounts are reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

On December 27, 2012, we entered into a senior unsecured term loan agreement with Ocwen under which we loaned $75.0 million to Ocwen. Payments of interest were due quarterly at a rate per annum equal to the Eurodollar Rate (as defined in the agreement) plus 6.75%, provided that the Eurodollar Rate is not less than 1.50%. On February 15, 2013, Ocwen repaid the outstanding principal amount of this loan and all accrued and unpaid interest and the term loan was terminated. Interest income related to this loan was $0.8 million for the nine months ended September 30, 2013, all of which was recognized in the first quarter of 2013.
On January 31, 2013, we entered into non-binding letters of intent with Ocwen to acquire certain fee-based businesses associated with Ocwen’s acquisitions of the Homeward and ResCap servicing portfolios. Ocwen acquired the Homeward servicing portfolio on December 27, 2012 and the ResCap servicing portfolio on February 15, 2013. Altisource acquired the Homeward fee-based businesses from Ocwen on March 29, 2013 (see Note 3 to the condensed consolidated financial statements). Altisource entered into an agreement with Ocwen on April 12, 2013 to establish additional terms related to our services in connection with the ResCap fee based businesses (see Note 3 to the condensed consolidated financial statements).

Correspondent One and HLSS

On March 31, 2013, we sold our 49% interest in Correspondent One to Ocwen for $12.6 million. For the nine months ended September 30, 2013, we billed Correspondent One $0.1 million (no comparative amounts for 2014 and the third quarter of 2013). This amount is reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations. We also provided certain origination related services to Correspondent One.  We earned revenue of $0.1 million for the nine months ended September 30, 2013 for these services (no comparative amounts for 2014 and the third quarter of 2013).
We billed HLSS $0.7 million and $0.5 million for the nine months ended September 30, 2014 and 2013, respectively ($0.2 million in each period for the third quarter of 2014 and 2013). These amounts are reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

Residential and AAMC

For the nine months ended September 30, 2014 and 2013, we billed Residential $8.9 million and $1.3 million, respectively ($4.2 million and $0.9 million for the third quarter of 2014 and 2013, respectively). This excludes revenue from services we provide to Residential's loans serviced by Ocwen where we are retained by Ocwen. That revenue is included in Ocwen related party revenue. For the nine months ended September 30, 2014 and 2013, we billed AAMC $2.2 million and less than $0.1 million, respectively ($2.1 million and less than $0.1 million for the third quarter of 2014 and 2013, respectively), under the services agreements described in Note 2 to the condensed consolidated financial statements. These amounts are reflected in revenue in the condensed consolidated statements of operations. In addition, for the nine months ended September 30, 2014 and 2013, we billed AAMC $0.7 million and $0.3 million, respectively ($0.2 million and $0.1 million for the third quarter of 2014 and 2013, respectively), under the services agreements described in Note 2 to the condensed consolidated financial statements. These amounts are reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market Risk
Our financial market risk consists primarily of interest rate and foreign currency exchange risk.
Interest Rate Risk
As of September 30, 2014, the interest rate charged on the senior secured term loan was 4.50%. The interest rate is calculated based on the Adjusted Eurodollar Rate (as defined in the senior secured term loan agreement) with a minimum floor of 1.00% plus 3.50%.

Based on the principal amount outstanding at September 30, 2014, a one percentage point increase in the Eurodollar rate would increase our annual interest expense by approximately $1.4 million, based on the September 30, 2014 Adjusted Eurodollar Rate.

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

b)	Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the second quarter of 2014, we determined that disclosures of related party expenses in previously issued financial statements were not complete. In connection with our second quarter of 2014 financial reporting and closing process, we enhanced and implemented our related party disclosure controls to include disclosure reconciliation procedures between us and our related parties and reviews of related party activity reflected in accounts receivable and accounts payable to ensure our disclosures are complete.

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

For the third quarter of 2014, we generated approximately 60% of our revenue from Ocwen. Ocwen purchases certain services from our Mortgage Services, Financial Services and Technology Services segments under service agreements that extend through August 2025, subject to termination under certain provisions. The loss of Ocwen as a customer or their failure to pay us would significantly reduce our revenue and adversely affect our results of operations. Further, Ocwen has grown significantly in recent years through acquisitions of mortgage servicing rights and acquisitions of companies with mortgage servicing rights and mortgage origination platforms. As a result of Ocwen’s growth, we have grown. If Ocwen does not continue to acquire mortgage servicing rights or does not grow its mortgage origination business, our business and results of operations could be negatively impacted.

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
Item 2.  Issuer Purchases of Equity Securities

Equity securities repurchased by us:

The following table presents information related to our repurchases of our equity securities for the third quarter of 2014:

Period	Total number of shares purchased(1)	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs(2)
Common stock:
July 1 — 31, 2014	119,922	$113.81	119,922	2,744,004
August 1 — 31, 2014	185,177	94.47	185,177	2,558,827
September 1 — 30, 2014	945,101	102.57	945,101	1,613,726

	1,250,200	$102.45	1,250,200	1,613,726

(1)	Includes shares withheld from employees to satisfy tax withholding obligations that arose from the exercise of stock options.

(2)
On February 28, 2014, our shareholders authorized a new share repurchase program that replaces the prior program and authorizes us to purchase up to 3.4 million shares of our common stock in the open market.

The provisions of our senior secured term loan agreement, as amended, limit, among other things, our ability to incur additional debt, pay dividends and repurchase stock. In addition, Luxembourg law currently limits our ability to pay dividends and repurchase stock. However, this limitation was significantly increased as the result of a restructuring of our Luxembourg holding companies in the third quarter of 2014.

Item 6. Exhibits

10.1
Amendment No. 3 to Credit Agreement, dated as of August 1, 2014, among Altisource Solutions S.à r.l., as borrower, Altisource Portfolio Solutions S.A., Bank of America, N.A., as Administrative Agent and incremental term lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 6, 2014)

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013; (iii) Condensed Consolidated Statements of Equity for the nine months ended September 30, 2014 and 2013; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (v) Notes to Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
(Registrant)

Date: October 23, 2014	By:	/s/ Michelle D. Esterman
Michelle D. Esterman
Chief Financial Officer
(On behalf of the Registrant and as its Principal Financial Officer)