Form 10-K
period 2014-12-31
Altisource Portfolio Solutions S.A.
filed 2015-03-02
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 1-34354

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
(Exact name of Registrant as specified in its Charter)

Luxembourg	98-0554932
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2014 was $1,824,344,937 based on the closing share price as quoted on the NASDAQ Global Market on that day and the assumption that all directors and executive officers of the Company, and their families, are affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of February 20, 2015, there were 20,132,326 outstanding shares of the registrant’s shares of beneficial interest (excluding 5,280,422 shares held as treasury stock).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s Annual Meeting of Shareholders to be held on May 20, 2015 are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2014.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

FORM 10-K

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
The Company
Altisource® is a premier marketplace and transaction solutions provider for the real estate, mortgage and consumer debt industries offering both distribution and content. We leverage proprietary business process, vendor and electronic payment management software and behavioral science based analytics to improve outcomes for marketplace participants.
We are publicly traded on the NASDAQ Global Select Market under the symbol “ASPS.” We are incorporated under the laws of Luxembourg.
2014 Highlights
Our 2014 highlights include:

•	Recognized revenue of $1,078.9 million, a 40% increase compared to the year ended December 31, 2013;

•	Recognized service revenue of $938.7 million, a 42% increase compared to the year ended December 31, 2013;

•	Recognized diluted earnings per share of $5.69, a 10% increase compared to the year ended December 31, 2013;

•	Generated cash flows from operations of $197.5 million, a 6% increase compared to the year ended December 31, 2013;

•	The average number of loans serviced by Ocwen Financial Corporation and its subsidiaries (“Ocwen”) on REALServicing totaled 2.2 million, a 91% increase compared to the year ended December 31, 2013;

•
On November 21, 2014, we acquired certain assets and assumed certain liabilities of Owners Advantage, LLC (“Owners.com”), a leading self-directed online real estate marketplace, for an initial purchase price of $19.8 million plus contingent earn out consideration of up to an additional $7.0 million over two years, subject to Owners.com achieving annual performance targets;

•
On September 12, 2014, we completed the acquisition of certain assets and assumed certain liabilities of Mortgage Builder Software, Inc. (“Mortgage Builder”), a provider of mortgage loan origination and servicing software systems, for an initial purchase price of $15.7 million plus contingent earn out consideration of up to an additional $7.0 million over three years, subject to Mortgage Builder achieving annual performance targets; and

•	On August 1, 2014, we amended our senior secured term loan agreement and increased our borrowings by $200.0 million.

Reportable Segments

We classify our businesses into the following three reportable segments:
Mortgage Services: Provides services that span the mortgage and real estate lifecycle and are typically outsourced by loan servicers, loan originators, investors and other sellers of single family homes. We provide most of these services primarily for loan portfolios serviced by Ocwen. We also have longstanding relationships with commercial banks, insurance companies and mortgage bankers. Within the Mortgage Services segment, we provide the following services:
Asset management - Asset management services principally include property preservation, property inspection, real estate owned (“REO”) asset management, the Hubzu® and Owners.com® consumer real estate portals and real estate brokerage services. We also provide property management, lease management and renovation management services for single family rental properties.

Insurance services - Insurance services include an array of insurance services including pre-foreclosure, REO and refinance title searches, title insurance agency services, settlement and escrow services and loss draft claims processing. Prior to the November 11, 2014 discontinuation, we provided insurance program management and insurance brokerage services for REO and lender placed insurance companies.

Residential property valuation - Residential property valuation services principally include traditional appraisal products through our licensed appraisal management company and alternative valuation products, some of which are through our network of real estate professionals. We generally provide these services for residential loan servicers, residential lenders and investors in single family homes.

Default management services - Default management services principally include foreclosure trustee services for loan servicers and non-legal processing and related services for and under the supervision of foreclosure, bankruptcy and eviction attorneys.

Origination management services - Origination management services principally include Mortgage Partnership of America, L.L.C. (“MPA”) and our contract underwriting and quality control businesses. MPA serves as the manager of Best Partners Mortgage Cooperative, Inc., which is referred to as the Lenders One® Mortgage Cooperative (“Lenders One”), a national alliance of independent mortgage bankers that provides its members with education and training along with revenue enhancing, cost reducing and market share expanding opportunities. We provide other origination related services in the residential property valuation business and insurance services businesses. In September 2014, we launched a new cooperative, Best Partners Mortgage Brokers Cooperative, Inc., which is referred to as the Wholesale One™ Mortgage Cooperative (“Wholesale One”), for the wholesale mortgage industry. Wholesale One provides a platform for mortgage brokers, wholesale lenders and related vendors to provide quality loans to U.S. consumers nationwide. The new cooperative will assist mortgage brokers and other third party originators with tools to improve their businesses.

Financial Services: Provides collection and customer relationship management services primarily to debt originators and servicers (e.g., credit card, auto lending, retail credit and mortgage) and the utility, insurance and hotel industries. Within the Financial Services segment, we provide the following services:

Asset recovery management - Asset recovery management principally includes post-charge-off debt collection services on a contingency fee basis.

Customer relationship management - Customer relationship management principally includes customer care, technical support and early stage collections services as well as insurance call center services and administrative support.

Technology Services: Comprises our REALSuite™ of software applications, Equator, LLC (“Equator”) software applications, Mortgage Builder® software applications and our information technology (“IT”) infrastructure management services. We currently provide our IT infrastructure management services to Ocwen, Home Loan Servicing Solutions, Ltd. (“HLSS”), Altisource Residential Corporation (“Residential”) and Altisource Asset Management Corporation (“AAMC”), through managed services agreements, and our other segments in a shared services model. Brief descriptions of the key REALSuite, Equator® and Mortgage Builder software solutions are below:

The REALSuite platform provides a fully integrated set of software applications and technologies that manage the end-to-end lifecycle for residential and commercial mortgage loan servicing including the automated management and payment of a distributed network of vendors.

REALServicing® - An enterprise residential mortgage loan servicing platform that offers an efficient and effective platform for loan servicing including default administration. This technology solution features automated workflows and robust reporting capabilities. The solution spans the loan servicing lifecycle from loan boarding to satisfaction including all collections, payment processing and reporting. We also offer the REALSynergy® enterprise commercial loan servicing system.

REALResolution™ - A technology platform that provides servicers with an automated default management and home retention solution for delinquent and defaulted loans.

REALTrans® - A patented electronic business-to-business exchange that automates and simplifies vendor selection, ordering, tracking and fulfilling of vendor provided services principally related to real estate and mortgage marketplaces. This technology solution, whether accessed through the web or integrated into a servicing system, connects to a marketplace of services through a single platform and delivers an efficient method for managing a large scale network of vendors.

REALRemit® - A patented electronic invoicing and payment system that provides vendors with the ability to submit invoices electronically, provides servicers with the ability to automatically adjudicate invoices according to compliance rules and for electronic payments to be delivered after review and approval.

REALDoc® - An automated document management platform that consists of three primary modules: REALDoc Capture, which converts document images into processable data, indexes documents and provides customizable workflows based on data attributes; REALDoc Correspondence, which provides a scalable correspondence creation, management and delivery platform; and REALDoc Vault, which provides a scalable and distributed storage platform and secure document viewer.

REALAnalytics™ - A software platform that incorporates econometric models and behavioral economics to assist servicers in various aspects of servicing, including determination of loss mitigation options for decision-making by the servicer.

Equator - Includes the EQ Workstation®, EQ Marketplace®, EQ Midsource® and EQ Portal™ platforms and can be used separately or together as an end-to-end solution. EQ Workstation provides comprehensive, end-to-end workflow and transaction services to manage real estate and foreclosure related activities. EQ Marketplace provides a coordinated means of purchasing a variety of real estate services from vendors including real estate brokerage, title, closing, inspection and valuation. EQ Midsource allows users of EQ Workstation to outsource all or specific components of real estate related activities. EQ Portal provides realtors direct access to process real estate transactions with secure exchange of data and documents along with realtor marketing, training and certification.

Mortgage Builder - Includes the Architect®, Surveyance®, Colonnade® and LoanXEngine™ technologies, which are software solutions for mortgage banks, community banks, credit unions and other financial institutions. The Architect platform is a next generation all-inclusive origination platform available in the cloud that manages loans from prequalification through interim servicing and delivery. The Surveyance platform is a mobile origination solution that provides originators with the ability to service their clients remotely. The Colonnade platform is a comprehensive loan servicing solution and the LoanXEngine platform provides customer relationship management and product pricing and eligibility solutions.

Corporate Items and Eliminations: Includes interest expense and costs related to corporate support functions including executive, finance, legal, compliance, human resources, vendor management, risk and operational effectiveness and marketing, and also includes eliminations of transactions between the reportable segments. Corporate Items and Eliminations also include the cost of facilities until approximately 40% of the facilities are occupied by the business unit(s), at which time costs are charged to the business unit(s).
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

Separation of the Residential Asset Businesses
On December 21, 2012, we completed the spin-off of two wholly-owned subsidiaries, Residential and AAMC, into separate publicly traded companies (the “Separation of the Residential Asset Businesses”). Residential’s common stock is listed on the New York Stock Exchange under the symbol “RESI,” and AAMC’s common stock is listed on the New York Stock Exchange’s NYSE MKT under the symbol “AAMC.” On December 24, 2012, we distributed all of the shares of Residential common stock and AAMC common stock to our shareholders of record as of December 17, 2012. Residential is focused on acquiring and managing single family rental properties by acquiring sub-performing and non-performing residential mortgage loans as well as single family homes at or following the foreclosure sale throughout the United States. AAMC provides asset management and certain corporate governance services to Residential. Residential and AAMC are further described in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Customers
Our customers include one of the largest sub-prime servicers in the United States, a government-sponsored enterprise (“GSE”), utility companies, commercial banks, servicers, investors, mortgage bankers and financial services companies. Our largest customer, Ocwen, accounted for 60% of our total revenue in 2014.
Related party revenue primarily consists of revenue earned directly from Ocwen and revenue earned from the loans serviced by Ocwen when Ocwen designates us as the service provider. Related party revenue from Ocwen as a percentage of segment and consolidated revenue was as follows for the years ended December 31:

	2014	2013	2012

Mortgage Services	67%	71%	68%
Financial Services	27%	30%	<1%
Technology Services	41%	49%	42%
Consolidated revenue	60%	65%	59%

We record revenue we earn from Ocwen under the service agreements at rates we believe to be market rates as we believe they are consistent with the fees we charge to other customers for comparable services and/or fees charged by our competitors.
We earn additional revenue on the portfolios serviced by Ocwen that is not considered related party revenue when a party other than Ocwen selects Altisource as the service provider. For the years ended December 31, 2014, 2013 and 2012, we recognized revenue of $256.0 million, $161.9 million and $125.4 million, respectively, on the portfolios serviced by Ocwen that are not considered related party revenue.

Our services are provided to customers primarily located in the United States. Financial information for our segments can be found in Note 23 to our consolidated financial statements.

Sales and Marketing

We have experienced sales personnel and relationship managers with subject matter expertise. These individuals maintain relationships throughout the industry sectors we serve and play an important role in generating new client leads as well as identifying opportunities to expand our services with existing clients. Additional leads are also generated through requests for proposal processes. Our sales team works collaboratively and is compensated principally with a base salary and commission for sales generated.
Our primary sales and marketing focus is expanding relationships and services provided to existing customers and Lenders One and Wholesale One members as well as adding new Lenders One and Wholesale One members, adding new customers of Equator and Mortgage Builder, new default services customers and more consumer limited service brokerage customers. Given the highly concentrated nature of the industries we serve, the time and effort we spend in expanding relationships or winning new relationships is significant.
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
As of December 31, 2014, we have been awarded one patent that expires in 2023, four patents that expire in 2024, six patents that expire in 2025, two patents that expire in 2026, one patent that expires in 2029 and one patent that expires in 2030. In addition, we have registered trademarks, or recently filed applications for the registration of trademarks, in a number of jurisdictions including the United States, the European Community, India and in eight other jurisdictions. These trademarks generally can be renewed indefinitely, provided they are being used in commerce.
We actively protect our rights and intend to continue our policy of taking all measures we deem reasonable and necessary to develop and protect our patents, trademarks, copyrights, trade secrets and other intellectual property rights.
Industry and Competition
The industry verticals in which we engage are highly competitive and generally consist of a few national vendors as well as a large number of regional, local and in-house providers resulting in a fragmented market with disparate service offerings. From an overall perspective, we compete with global business process outsourcing firms. Our Mortgage Services segment competes with national and regional third party service providers and in-house servicing operations of large mortgage lenders and servicers. We also compete with companies providing online real estate auction services and limited service brokerage firms. Our Financial Services segment competes with other large receivables management companies as well as a fragmented group of smaller companies and law firms focused on collections. Our Technology Services segment competes with data processing and software development companies and in-house technology and software operations of other loan servicers.
Given the diverse nature of services we and our competitors offer, we cannot determine our position in the market with certainty, but we believe we represent only a small portion of very large markets. Given our size, some of our competitors may offer more diversified services, operate in broader geographic markets or have greater financial resources than we do. In addition, some of our larger customers retain multiple providers and continuously evaluate our performance against our competitors.
Competitive factors in our Mortgage Services business include the compliance, quality and timeliness of our services, the size and competence of our network of vendors and the breadth of the services we offer. Competitive factors in our Financial Services business include the ability to achieve a collection rate comparable to our competitors; the compliance, quality, timeliness and personal nature of the service; the consistency and professionalism of the service; and the recruitment, training and the retention of our workforce. Competitive factors in our Technology Services business include the quality of the technology-based applications or services; application features and functions; ease of delivery and integration; our ability to maintain, enhance and support the applications or services; our ability to recruit and retain software and other technical employees; and the cost of obtaining, maintaining and enforcing our patents.
Employees
As of December 31, 2014, we had the following number of employees:

	United States	India	Philippines	Luxembourg	Consolidated Altisource

Mortgage Services	442	2,847	377	9	3,675
Financial Services	874	2,113	86	2	3,075
Technology Services	634	1,316	12	2	1,964
Corporate	123	433	23	20	599

Total employees	2,073	6,709	498	33	9,313
We have not experienced any work stoppages and we consider our relations with employees to be good. We believe our future success will depend, in part, on our continuing ability to attract, hire and retain skilled and experienced personnel.

Seasonality

Certain of our revenues are seasonal. More specifically, Mortgage Services’ revenue is impacted by REO sales and lawn maintenance, which tend to be at their lowest levels during fall and winter months and highest during spring and summer months.

Financial Services’ asset recovery management revenue tends to be higher in the first quarter, as borrowers may utilize tax refunds and bonuses to pay debts, and generally declines throughout the rest of the year.

Government Regulation
Our business and the business of our customers are subject to extensive scrutiny and regulation by federal, state and local governmental authorities including the Federal Trade Commission (“FTC”), the Consumer Financial Protection Bureau (“CFPB”), the Securities and Exchange Commission (“SEC”) and the state and local agencies that license or oversee certain of our auction, real estate brokerage, mortgage and debt collection services, including insurance services and collection services. We also must comply with a number of federal, state and local consumer protection laws including, among others, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, Unfair, Deceptive or Abusive Acts and Practices statutes, the Real Estate Settlement Procedures Act (“RESPA”), the Truth in Lending Act (“TILA”), the Fair Credit Reporting Act, the Telephone Consumer Protection Act, the Homeowners Protection Act, the California Homeowner Bill of Rights and the Secure and Fair Enforcement for Mortgage Licensing (“SAFE”) Act. We are also subject to the requirements of the Foreign Corrupt Practices Act (“FCPA”) and comparable foreign laws, due to our activities in foreign jurisdictions.

Requirements can and do change as statutes and regulations are enacted, promulgated or amended. One such enacted regulation is the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). The Dodd-Frank Act is extensive and includes reform of the regulation and supervision of financial institutions, as well as the regulation of derivatives, capital market activities and consumer financial services. The Dodd-Frank Act, among other things, created the CFPB, a federal entity responsible for regulating consumer financial services and products. Title XIV of the Dodd-Frank Act contains the Mortgage Reform and Anti-Predatory Lending Act (“Mortgage Act”). The Mortgage Act imposes a number of additional requirements on lenders and servicers of residential mortgage loans by amending and expanding certain existing regulations. In some cases, penalties for noncompliance are significant and could lead to settlements or consent orders affecting us or our customers that may curtail or restrict the business as it is currently conducted.

We are subject to licensing and regulation as a provider of certain services including, among others, services as a mortgage origination underwriter, valuation provider, appraisal management company, asset manager, property manager, title insurance agent, property and casualty insurance broker, real estate broker, auctioneer, foreclosure trustee and debt collector in a number of states. Our employees and subsidiaries may be required to be licensed by various state commissions for the particular type of service sold and to participate in regular continuing education programs. Periodically, we are subject to audits and examinations by federal, state and local regulatory agencies and receive subpoenas, civil investigative demands or other requests for information from such regulatory agencies in connection with their regulatory or investigative authority.
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

Risks Related to Our Business and Industry

Ocwen is our largest customer and the loss of Ocwen as a customer or a reduction in the size of Ocwen could adversely affect our business and results of operations.

For the year ended December 31, 2014, we generated approximately 60% of our revenue from Ocwen. Additionally, 24% of our 2014 revenue was earned on the portfolios serviced by Ocwen, but is not considered related party revenue because a party other than Ocwen selects Altisource as the service provider. Prior to the 2009 separation from Ocwen, our businesses were wholly-owned subsidiaries of Ocwen and since the 2009 separation Ocwen has been our largest customer. Ocwen purchases certain services from our Mortgage Services, Financial Services and Technology Services segments under service agreements that extend through August 2025, subject to termination under certain conditions. In addition, Ocwen purchases certain origination services from Altisource under an agreement that extends through January 2017, subject to termination under certain conditions.

Ocwen has been and is subject to a number of pending federal and state regulatory investigations, inquiries and requests for information that have or could result in adverse regulatory actions against Ocwen. For example, as a result of various regulatory actions, Ocwen is (i) subject to an independent auditor’s review of compliance with California servicing laws and has agreed not to obtain any new servicing rights in California until the regulator is satisfied with future document requests, (ii) operating under the oversight of an on-site operations monitor imposed by New York Department of Financial Services (“NYDFS”), which is assessing the adequacy and effectiveness of Ocwen’s operations, including information technology systems, (iii) required to perform benchmarking pricing studies for transactions with related parties, which are subject to periodic review by the monitor imposed by the NYDFS and (iv) subject to requirements under an agreement with the CFPB and various states attorneys general and agencies that imposed specific servicing guidelines and oversight by an independent national monitor, who recently reported they were investigating the reliability of information Ocwen has provided. In addition to these matters, Ocwen continues to be subject to other regulatory investigations, inquiries and requests for information and pending legal proceedings, and Ocwen may become subject to future federal and state regulatory investigations, inquiries and requests for information, any of which could also result in adverse regulatory or other actions against Ocwen.

As a result of these various difficulties faced by Ocwen, its debt and servicer ratings have been downgraded. Further, certain bondholders of Ocwen-serviced residential mortgage-backed securities alleged that Ocwen, as servicer of certain mortgage-backed securities trusts, defaulted on these servicing agreements.

Ocwen relies, in part, on HLSS to finance its operations. For a significant portion of Ocwen-serviced non-GSE loans, HLSS owns (1) the rights to receive the servicing fees that Ocwen is entitled to receive and (2) associated servicing advances. As a result of certain of the foregoing matters, HLSS has received notices of default with respect to certain of its debt financing and has received demands from a shareholder that servicing be transferred away from Ocwen.

The foregoing may have significant and varied effects on Ocwen’s business and our continuing relationships with Ocwen. For example, Ocwen may be required to alter the way it conducts business, including the parties it contracts with for services (including information technology services), it may be required to seek changes to its existing pricing structure with related parties or otherwise, it may lose or sell some or all of its non-GSE servicing rights or subservicing arrangements or may lose one or more of its state servicing licenses. Additional regulatory actions may impose additional restrictions on or require changes in Ocwen’s business that would require it to sell assets or change its business operations. Further, Ocwen’s ability to finance its operations and repay maturing obligations rests in large part on its ability and the ability of HLSS to continue to borrow money, which also may be affected by any or all of the circumstances described above. Any or all of these effects could result in our eventual loss of Ocwen as a customer or a reduction in the volume of services they purchase from us.

The loss of Ocwen as a customer or a significant reduction in the volume of services they purchase from us would significantly reduce our revenue and materially adversely affect our results of operations. Further, if Ocwen were to lose or sell a significant portion or all of its non-GSE servicing rights or subservicing arrangements or lose its state servicing licenses in states with a significant number of loans in Ocwen's servicing portfolio, our revenue and results of operations would be materially adversely affected. In addition, if there are significant changes to our contractual relationship with Ocwen or significant changes to our pricing to Ocwen for services from which we generate material revenue, Altisource’s revenue and results of operations could be materially negatively impacted.

Our continuing relationship with Ocwen may inhibit our ability to attract and retain other customers.

Given our close and continuing relationship with Ocwen and the regulatory scrutiny related to the way in which Ocwen does business with Altisource, we may encounter difficulties in attracting new customers and retaining existing customers. Should these and other potential customers view Altisource as part of Ocwen or as too closely related to or dependent upon Ocwen, they may be unwilling to utilize our services and our growth could be inhibited as a result.

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

The performance and growth of our origination services business is dependent on the volume of loan originations by third parties. In the event of an economic slowdown, increase in interest rates or any other factor that would likely lead to a decrease in the level of origination transactions, including refinancing transactions, our origination services growth prospects could be adversely affected. Also, in a strengthening economy and housing market, reduced delinquencies negatively impact our default business. Further, in the event that adverse economic conditions or other factors lead to a decline in levels of home ownership and a reduction in the aggregate number of United States mortgage loans outstanding, our revenues from our software applications could be adversely affected.

Our business is subject to substantial competition.

The markets for our services are very competitive. Our competitors vary in size and in the scope and breadth of the services they offer. We compete for existing and new customers against both third parties and the in-house capabilities of our customers. Some of our competitors are more established and better known, have substantial resources and some have widely-used technology platforms which they seek to use as a competitive advantage to drive sales of other products and services. In addition, we expect the markets in which we compete will continue to attract new competitors and new technologies. These new technologies may render our existing technologies obsolete, resulting in operating inefficiencies and increased competitive pressure. There can be no assurance we will be able to compete successfully against current or future competitors or that competitive pressures we face in the markets in which we operate will not materially adversely affect our business, financial condition and results of operations.

Our intellectual property rights are valuable and any inability to protect them or challenges to our right to use them could reduce the value of our services or increase our costs.

Our patents, trademarks, trade secrets, copyrights and other intellectual property rights are important assets. The efforts we have taken to protect these proprietary rights may not be sufficient or effective in every case. The unauthorized use of our intellectual property or significant impairment of our intellectual property rights could harm our business, make it more expensive to do business or hurt our ability to compete. Protecting our intellectual property rights is costly and time consuming.

Although we seek to obtain patent protection for certain of our innovations, it is possible we may not be able to protect all of the innovations for which we seek protection. Changes in patent law, such as changes in the law regarding patentable subject matter, can also impact our ability to obtain patent protection for our innovations. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important. Furthermore, there is always the possibility, despite our efforts, that the scope of the protection gained will be insufficient or an issued patent may be deemed invalid or unenforceable.

Further, as our technology solutions and services develop, we may become increasingly subject to infringement claims by others. Any claims, whether with or without merit, could:

•	be expensive and time-consuming to defend;

•	cause us to cease making, licensing or using technology solutions that incorporate the challenged intellectual property;

•	require us to redesign our technology solutions, if feasible;

•	divert management’s attention and resources; and/or

•	require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies.

Technology failures, defects or inadequacies, development delays or installation difficulties, security breaches, acts of vandalism or the introduction of harmful code could damage our business operations and increase our costs.

Disruptions, failures, defects or inadequacies in our technology, delays in the development of, or installation difficulties with, our technology, or security breaches, acts of vandalism, system attacks or the introduction of malicious code to our technology, may interrupt or delay our ability to provide services to our customers. Any sustained and repeated disruptions in these services may have an adverse impact on our and our customers’ results of operations. Further, Ocwen or other of our customers may require changes and improvements to the systems we provide to them to manage the volume and complexity of their businesses, which changes and improvements may be costly and time consuming to implement and may create disruptions in our provision of services to customers, which could have an adverse impact on our business operations and financial position, and increase our costs. Additionally, the improper implementation or use of Altisource technology by customers could impact the operation of that technology, and potentially cause harm to our reputation, loss of customers, negative publicity or exposure to liability claims.

The Company’s databases containing proprietary information and personal information of our customers and employees could be breached, which could subject us to adverse publicity, costly government enforcement actions or private litigation, and expenses.

As part of our business and operation of our technology, we maintain proprietary information electronically and electronically receive, process, store and transmit consumer information and confidential and sensitive business information of our customers and employees. We rely on the security of our networks, databases, systems and processes and, in certain circumstances, those of third parties, such as vendors, to protect our proprietary information and information about our customers and employees. Criminals are constantly devising schemes to circumvent information technology security safeguards and other large companies have recently suffered serious data security breaches. If unauthorized parties gain access to our networks or databases, or those of our vendors, they may be able to steal, publish, delete, or modify our sensitive proprietary information and sensitive third party information, including personally identifiable information. In addition, employees may intentionally or inadvertently cause data or security breaches that result in unauthorized release of such personal or confidential information. In such circumstances, our business could suffer and we could be held liable to our customers, other parties, or employees, as well as be subject to regulatory or other actions for breaching privacy law or failing to adequately protect such information. This could result in costly investigations and litigation, civil or criminal penalties, operational changes or other response measures, loss of consumer confidence in our security measures and negative publicity that could adversely affect our financial condition, results of operations, and reputation. Furthermore, Congress or individual states could enact new laws regulating electronic commerce that could adversely affect us and our results of operations.

We have long development and sales cycles for many of our services and technology solutions and if we fail to close sales after expending significant time and resources to do so, our business, financial condition and results of operations may be adversely affected.

We may have long development and sales cycles for many of our services and technology solutions. We may expend significant time and resources in pursuing a particular service, technology solution or customer that does not generate revenue. We may encounter delays when developing new services or technology solutions. We may experience difficulties in installing or integrating our technologies on platforms used by our customers. Further, defects in our technology solutions, errors or delays in the processing of electronic transactions or other difficulties could result in interruption of business operations, delay in market acceptance, additional development and remediation costs, loss of customers, negative publicity or exposure to liability claims.

Delays due to the length of our sales cycle or costs incurred that do not result in sales could have a materially adverse effect on our business, financial condition or results of operations.

Our business and the business of our customers are subject to extensive scrutiny and regulation, and failure to comply with existing or new regulations may adversely impact us.

Our business and the business of our customers are subject to extensive scrutiny and regulation by federal, state and local governmental authorities including the FTC, the CFPB, the SEC and the state and local agencies that license or oversee certain of our auction, real estate brokerage, mortgage and debt collection services, including insurance services and collection services. We also must comply with a number of federal, state and local consumer protection laws including, among others, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, Unfair, Deceptive or Abusive Acts and Practices statutes, RESPA, TILA, the Fair Credit Reporting Act, the Telephone Consumer Protection Act, the Homeowners Protection Act, the California Homeowner Bill of Rights, the SAFE Act, the Mortgage Act, the FCPA and the Dodd-Frank Act. These requirements can and do change as statutes and regulations are enacted, promulgated or amended. We are also subject to licensing and regulation as a provider of certain services including, among others, services as a mortgage origination underwriter, valuation provider, appraisal management company, asset manager, property manager, title insurance agent, property and casualty insurance broker, real estate broker, auctioneer, foreclosure trustee and debt collector in a number of states. Our employees and subsidiaries may be required to be licensed by various state commissions for the particular type of service sold and to participate in regular continuing education programs. We incur significant ongoing costs to comply with licensing requirements and governmental regulations.

Participants in the industries in which we operate are subject to a high level of regulatory scrutiny. This scrutiny has included federal and state governmental agency review of all aspects of the mortgage servicing and lending industries and the debt collection industry, including an increased legislative and regulatory focus on consumer protection practices. In some cases, penalties for noncompliance are significantly increased and could lead to settlements or consent orders against us, or our customers, that may curtail or restrict our business as it is currently conducted. If regulators continue to impose new or more restrictive requirements, we may incur significant additional costs to comply with such requirements which could further adversely affect our results of operations or financial condition. In addition, our failure to comply with these laws and regulations can possibly lead to civil and criminal liability, loss of licensure, damage to our reputation in the industry, fines and penalties and litigation, including class action lawsuits or administrative enforcement actions. Any of these outcomes could harm our results of operations or financial condition.

Periodically, we are subject to audits and examinations by federal, state and local regulatory agencies and receive subpoenas, civil investigative demands or other requests for information from such regulatory agencies in connection with their regulatory or investigative authority. We are currently responding to such inquiries from federal and state agencies relating to certain aspects of our business. Responding to such audits, examinations and inquiries will cause us to incur costs, including legal fees or other charges, which may be material in amount. If any such audits, examinations or inquiries result in findings of noncompliance, we could incur fines, penalties, settlement costs or other damages or have sanctions imposed on us or restrictions imposed on our business that could have a material adverse effect on our business and results of operations.

National servicing standards and federal and state government scrutiny and regulation and other requirements require very specific loan modification and foreclosure procedures that have further reduced the number of loans entering the foreclosure process and have negatively impacted our default services revenue and profit. It is unclear when or if volumes will increase in the future.

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

We rely on third party vendors to provide goods and services in relation to many aspects of our operations. Our dependence on these vendors makes our operations vulnerable to such third parties’ failure to perform adequately under our contracts with them. In addition, where a vendor provides services that we are required to provide under a contract with a client, we are generally responsible for such performance and could be held accountable by the client for any failure of performance by our vendors. We evaluate the competency and solvency of our key third party vendors. Additionally, we perform ongoing vendor oversight activities to identify any performance or other issues related to these vendors. If a vendor fails to provide the services that we require or expect, or fails to meet contractual requirements, such as service levels or compliance with applicable laws, the failure could negatively impact our business by adversely affecting our ability to serve our customers and/or subjecting us to litigation and regulatory risk for ineffective vendor oversight. Such a failure could adversely affect the reliability and quality of the services we provide our customers and could adversely affect our results of operations.

If financial institutions at which we hold escrow and trust funds fail, it could have a materially adverse impact on our Company.

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

Our debt makes us more vulnerable to changes in our results of operations because a portion of our cash flows from operations is dedicated to servicing our debt and is not available for other purposes. Our debt is secured by virtually all of our assets and is trading at a substantial discount to face value. Our ability to raise additional debt is limited, subject to lender approval and would require modification of our current debt agreements. Additionally, increases in interest rates will negatively impact our cash flows as the interest on our debt is variable. The provisions of our debt agreement could have other negative consequences to us including the following:

•	limiting our ability to borrow money for our working capital, capital expenditures, debt service requirements or other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our operations, our business or the industry in which we compete;

•	requiring us to repay a portion of our excess cash flow, as defined in the debt agreement, in the event our debt to EBITDA ratios, as defined in the debt agreement, exceed certain thresholds; and

•	placing us at a competitive disadvantage by limiting our ability to invest in the business.

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

In addition, our debt agreement contains covenants that limit our flexibility in planning for, or reacting to changes in, our business and our industry, including limitations on incurring additional indebtedness, making investments, granting liens and merging or consolidating with other companies. Complying with these covenants may impair our ability to finance our future operations or capital needs or to engage in other favorable business activities.

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

Our failure to maintain certain debt to EBITDA ratios contained in our debt agreement could result in required payments to the lenders of a percentage of our excess cash flows, which could materially and adversely affect our ability to use our excess cash flows for other purposes.

Our debt agreement requires us to distribute 50% of our excess cash flows, as defined in the debt agreement, if our net debt to EBITDA ratio exceeds 3.50 to 1.00 and 25% of our excess cash flows if our net debt to EBITDA ratio is 3.50 to 1.00 or less, but greater than 3.00 to 1.00. If we were required to distribute a portion of our excess cash flows to our lenders, we may be limited in our ability to grow our business through acquisitions or investments in technology and we may be limited in our ability to repurchase our common stock. We cannot assure you that we will maintain debt to EBITDA ratios at levels that will not require us to distribute a portion of our excess cash flows to lenders.

Risks Related to our Growth Strategy

Our ability to grow is affected by our ability to retain and expand our existing client relationships and our ability to attract new customers.

Our ability to retain existing customers and expand those relationships and attract new customers is subject to a number of risks including the risk that we do not:

•	maintain or improve the compliance and quality of services we provide to our customers;

•	meet or exceed the expectations of our customers;

•	successfully leverage our existing client relationships to sell additional services; and

•	attract other servicers and non-distressed home sellers as new customers.

If our efforts to retain and expand our client relationships and to attract new customers do not prove effective, it could have a materially adverse effect on our business and results of operations and our ability to grow our operations.

Our ability to expand existing relationships and attract new customers is also affected by broader economic factors and the strength of the overall housing market, which can reduce demand for our services and increase competition for each customer’s business. See “The strength of the economy and the housing market can affect demand for our services.”

If we do not adapt our services to changes in technology or in the marketplace, or if our ongoing efforts to upgrade our technology and particularly our efforts to complete development of our technology are not successful, we could lose customers and have difficulty attracting new customers for our services.

The markets for our services are characterized by constant technological change, frequent introduction of new services and evolving industry standards. We are currently in the process of developing and introducing our technology. Our future success will be significantly affected by our ability to complete our current efforts and in the future enhance, primarily through use of automation, econometrics and behavioral science principles, our services and develop and introduce new services that address the increasingly sophisticated needs of our customers and their customers. These initiatives carry the risks associated with any new service development effort, including cost overruns, delays in delivery and performance effectiveness. There can be no assurance that we will be successful in developing, marketing and selling new services that meet these changing demands or completing the development of our technology. In addition, we may experience difficulties that could delay or prevent the successful development, introduction and marketing of these services. Finally, our services and their enhancements may not adequately meet the demands of the marketplace and achieve market acceptance. Any of these results would have a negative impact on our financial condition and results of operations and our ability to grow our operations.

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

Our continued growth at historical rates is dependent on the industry trend towards outsourced services. There can be no assurance this trend will continue as organizations may elect to perform such services themselves or may be prevented from outsourcing services. A significant change in this trend could have a materially adverse effect on our continued growth.

Acquisitions to accelerate growth initiatives involve potential risks.

During 2014, we acquired Mortgage Builder and Owners.com. During 2013, we acquired fee-based businesses from Ocwen and acquired Equator. We intend to continue to consider acquisitions of other businesses that could complement our business. In addition to considering acquisitions that could offer us greater access in our current markets, we also consider acquisitions of entities offering greater access and expertise in other asset types and markets that are related to ours but we do not currently serve.

As we acquire businesses, we may face a number of risks including a loss of focus on our daily operations, the need for additional management, constraints on operating resources, constraints on financial resources from integration and system conversion costs, the inability to maintain key pre-acquisition relationships with customers, suppliers and employees and other integration risks. Any acquisition may result in the incurrence of additional amortization expense of related intangible assets, which could reduce our profitability. Our ability to pursue additional acquisitions in the future is dependent on our access to sufficient capital (equity or debt) to fund the acquisition and subsequent integration. We may not be able to secure adequate capital as needed on terms that are acceptable to us, or at all, and our ability to secure such capital through debt financing is limited by our current debt agreements.

Risks Related to International Business

Our international operations subject us to additional risks which could have an adverse effect on our results of operations.

We have reduced our operating expenses by utilizing lower cost labor in foreign countries such as India and the Philippines. As of December 31, 2014, 7,207 of our employees were based in India and the Philippines. These countries are subject to relatively higher degrees of political and social instability and may lack the infrastructure to withstand political unrest or natural disasters. Such disruptions can decrease efficiency and increase our costs in these countries. Weakness of the United States dollar in relation to the currencies used in these foreign countries may also reduce the savings achievable through this strategy. Furthermore, the practice of utilizing labor based in foreign countries has come under increased scrutiny in the United States and, as a result, some of our customers may require us to use labor based in the United States. We may not be able to pass on the increased costs of higher-priced United States-based labor to our customers, which ultimately could have an adverse effect on our results of operations.
The FCPA and other applicable anti-corruption laws and regulations prohibit corrupting payments by our employees, vendors and agents. Any violation of the applicable anti-corruption laws or regulations by us, our subsidiaries or our local agents, could have an adverse effect on our business and reputation and result in substantial financial penalties or other sanctions.

Any political or economic instability in these countries could result in our having to replace or reduce these labor sources, which may increase our labor costs and have an adverse impact on our results of operations.

Altisource is a Luxembourg company and it may be difficult to enforce judgments against it or its directors and executive officers.

Altisource is a public limited company organized under the laws of Luxembourg. As a result, Luxembourg law and the articles of incorporation govern the rights of shareholders. The rights of shareholders under Luxembourg law may differ from the rights of shareholders of companies incorporated in other jurisdictions. A significant portion of the assets of Altisource are located outside of the United States. It may be difficult for investors to enforce, in the United States, judgments obtained in United States courts against Altisource or its directors based on the civil liability provisions of the United States securities laws or to enforce, in Luxembourg, judgments obtained in other jurisdictions including the United States.

A significant change of the Luxembourg tax regime or of its interpretation by the Luxembourg tax authorities could adversely affect our results of operations.

Altisource is organized under the laws of, and headquartered in, Luxembourg.  As a result, Altisource has a lower effective tax rate than some of its competitors.  It is possible that changes in Luxembourg’s administrative taxation practices or applicable regulations may cause an increase in our effective tax rate, which could result in an adverse effect on our results of operations.

Risks Related to Our Employees

Our success depends on our directors, executive officers and key personnel.

Our success is dependent on the efforts and abilities of our directors, executive officers and other key employees, many of whom have significant experience in the real estate and mortgage, financial services and technology industries. In particular, we are dependent on the services of our Board of Directors and key executives at our corporate headquarters and personnel at each of our segments. The loss of the services of any of these directors, executives or key personnel, for any reason, could have a materially adverse effect upon our business, results of operations and financial condition.

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

Risks Related to Our Relationships

We could have conflicts of interest with Ocwen, Residential, AAMC, HLSS and certain members of our management, which may be resolved in a manner adverse to us.

We have significant business relationships with and provide services to Ocwen and Residential. We also provide certain services to AAMC and HLSS. Ocwen, Residential, AAMC and HLSS have been related parties of Altisource. Our former Chairman, William C. Erbey, who stepped down from the Altisource, Ocwen, Residential, AAMC and HLSS Boards of Directors effective January 16, 2015, owns or controls common stock in each of these companies. As of December 31, 2014, Mr. Erbey owned or controlled approximately 29% of the common stock of Altisource, approximately 14% of the common stock of Ocwen, approximately 4% of the common stock of Residential, approximately 28% of the common stock of AAMC and approximately 1% of the common stock of HLSS. Additionally, certain members of our management have equity interests in Ocwen, Residential, AAMC and/or HLSS. Such ownership interests could create, or appear to create, conflicts of interest with respect to matters potentially or actually involving or affecting us and Ocwen, Residential, AAMC and HLSS, as the case may be.

We follow policies, procedures and practices to avoid potential conflicts with respect to our dealings with Ocwen, Residential, AAMC and HLSS. We also manage potential conflicts of interest through oversight by independent members of our Board of Directors (independent directors constitute a majority of our Board of Directors and our current Chairman is an independent director), and we will also seek to manage these potential conflicts through dispute resolution and other provisions of our agreements with Ocwen, Residential, AAMC and HLSS. There can be no assurance that such measures will be effective, that we will be able to resolve all conflicts with Ocwen, Residential, AAMC or HLSS or that the resolution of any such conflicts will be no less favorable to us than if we were dealing with a third party that had none of the connections we have with these businesses.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES

Our principal executive offices are located in leased office space in Luxembourg, Grand Duchy of Luxembourg. A summary of our principal leased office space as of December 31, 2014 and the segments primarily occupying each location is as follows:

	Mortgage Services	Financial Services	Technology Services	Corporate and Support Services

Luxembourg	X	X	X	X

United States
Atlanta, GA	X	X	X	X
Boston, MA			X	X
Coppell, TX	X		X
Endicott, NY		X
Fort Washington, PA		X
Irvine, CA			X
Los Angeles, CA			X
Plano, TX			X
Sacramento, CA		X
Seattle, WA			X
Southfield, MI			X
St. Louis, MO	X
Tempe, AZ		X

Pasay City, Philippines	X	X	X	X

India
Bangalore	X	X	X	X
Goa		X
Mumbai	X	X	X	X

We do not own any real property. We consider these facilities to be suitable and adequate for the management and operations of our business.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we are involved in legal and administrative proceedings arising in the course of our business. We record a liability for these matters if an unfavorable outcome is probable and the amount of loss can be reasonably estimated, including expected insurance coverage. For proceedings where the reasonable estimate of loss is a range, we record a best estimate of loss within the range.

On September 8, 2014, the West Palm Beach Firefighter’s Pension Fund filed a putative securities class action suit against Altisource and certain of its officers and directors in the United States District Court for the Southern District of Florida alleging violations of the Securities Exchange Act of 1934 and Rule 10b-5 with regard to disclosures concerning pricing and transactions with related parties that allegedly inflated Altisource share prices.  The court subsequently appointed the Pension Fund of the International Union of Painters and Allied Trades District Council 35 and the Annuity Fund of the International Union of Painters and Allied Trades District Council 35 as Lead Plaintiffs. On January 30, 2015, Lead Plaintiffs filed an amended class action complaint which adds Ocwen Financial Corporation as a defendant, and seeks a determination that the action may be maintained as a class action on behalf of purchasers of the Company’s securities between April 25, 2013 and December 21, 2014 and an unspecified amount of damages. Altisource intends to vigorously defend this lawsuit.  Altisource is unable to predict the outcome of this lawsuit or reasonably estimate the potential loss, if any, arising from the suit, given that motions to dismiss have not yet been filed or adjudicated, discovery has not commenced and significant legal and factual issues remain to be determined.

In addition to the matter referenced above, we are involved in legal actions in the course of our business, some of which seek monetary damages. We do not believe that the outcome of these proceedings, both individually and in the aggregate, will have a material impact on our financial condition, results of operations or cash flows.

Our businesses are also subject to extensive regulation which may result in regulatory proceedings or actions against us. See Item 1A of Part I, “Risk Factors” above. For further information, see Note 22 to the consolidated financial statements.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II — OTHER INFORMATION

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the NASDAQ Global Select Market under the symbol “ASPS.” The following table sets forth the high and low close of day sales prices for our common stock, for the periods indicated, as reported by the NASDAQ Global Select Market:

	2014
Quarter ended	Low	High

March 31	$98.38	$164.48
June 30	95.36	125.84
September 30	83.98	119.95
December 31	29.44	101.99

	2013
Quarter ended	Low	High

March 31	$67.35	$96.02
June 30	69.43	100.15
September 30	95.22	142.30
December 31	132.88	170.19

The number of holders of record of our common stock as of February 20, 2015 was 65. The number of beneficial shareholders is substantially greater than the number of holders as a large portion of our common stock is held through brokerage firms.
Dividends
We have never declared or paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. The provisions of our senior secured term loan agreement, as amended, limit, among other things, our ability to pay dividends. Luxembourg law also limits our ability to pay dividends, including statutory reporting requirements and dividend amount limitations based on annual net income and net income carried forward, less any amounts placed in reserve.

Stock Performance Graph
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Index for the five year period ending on December 31, 2014. The graph assumes an investment of $100 at the beginning of this period and does not include the effects of the post-distribution values of Residential and AAMC, which were distributed to Altisource shareholders in December 2012. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	12/31/09	6/30/10	12/31/10	6/30/11	12/31/11	6/30/12	12/31/12	6/30/13	12/31/13	6/30/14	12/31/14

Altisource	$100.00	$117.87	$136.78	$175.32	$239.07	$348.88	$412.82	$449.26	$755.74	$545.88	$160.98
S&P 500	100.00	92.43	112.78	118.43	112.78	122.16	127.90	144.05	165.76	175.79	184.64
NASDAQ Composite	100.00	92.95	116.91	122.23	114.81	129.35	133.07	149.98	184.06	194.27	208.71
Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2015 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Issuer Purchases of Equity Securities

On February 28, 2014, our shareholders approved a new stock repurchase program, which replaced the previous stock repurchase program. Under the new program, we are authorized to purchase up to 3.4 million shares of our common stock, based on a limit of 15% of the outstanding shares of common stock on the date of approval, in the open market, at a minimum price of $1.00 per share and a maximum price of $500.00 per share. This is in addition to amounts previously purchased under the prior programs. From authorization of the previous programs through December 31, 2014, we have purchased approximately 6.2 million shares of our common stock in the open market at an average price of $79.16 per share. We purchased 2.5 million shares of common stock at an average price of $103.67 per share during the year ended December 31, 2014 and 1.2 million shares at an average price of $116.99 per share during the year ended December 31, 2013. As of December 31, 2014, approximately 1.1 million shares of common stock remain available for repurchase under the new program. Our senior secured term loan agreement limits the amount we can spend on share repurchases in any year and may prevent repurchases in certain circumstances. As of December 31, 2014, approximately $225 million was available to repurchase our common stock under our senior secured term loan.

The following table presents information related to the repurchases of our equity securities during the three months ended December 31, 2014:

Period	Total number of shares purchased(1)	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs(2)

Common stock:
October 1 — 31, 2014	475,388	$98.61	475,388	1,138,338
November 1 — 30, 2014	—	—	—	1,138,338
December 1 — 31, 2014	—	—	—	1,138,338

Total shares of common stock	475,388	$98.61	475,388	1,138,338

(1)	May include shares withheld from employees to satisfy tax withholding obligations that arose from the exercise of stock options.

(2)
On February 28, 2014, our shareholders approved a new stock repurchase program which replaced the previous program and authorized us to purchase up to 3.4 million shares of our common stock in the open market.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 has been derived from our audited consolidated financial statements.

The historical results presented below may not be indicative of our future performance.
The selected consolidated financial data should be read in conjunction with the information contained in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto in Item 8 of Part II, “Financial Statements and Supplementary Data.”

	For the years ended December 31,
(in thousands, except per share data)	2014	2013	2012	2011	2010

Revenue	$1,078,916	$768,357	$568,360	$423,687	$301,378
Cost of revenue	707,180	492,480	366,201	275,849	189,059
Gross profit	371,736	275,877	202,159	147,838	112,319
Selling, general and administrative expenses	201,282	113,810	74,712	62,131	57,352
Income from operations	170,454	162,067	127,447	85,707	54,967
Other income (expense), net:
Interest expense	(23,363)	(20,291)	(1,210)	(85)	(119)
Other income (expense), net	174	557	(1,588)	288	923
Total other income (expense), net	(23,189)	(19,734)	(2,798)	203	804
Income before income taxes and non-controlling interests	147,265	142,333	124,649	85,910	55,771
Income tax (provision) benefit	(10,178)	(8,540)	(8,738)	(7,943)	403
Net income	137,087	133,793	115,911	77,967	56,174
Net income attributable to non-controlling interests	(2,603)	(3,820)	(5,284)	(6,855)	(6,903)

Net income attributable to Altisource	$134,484	$129,973	$110,627	$71,112	$49,271

Earnings per share:
Basic	$6.22	$5.63	$4.74	$2.92	$1.96
Diluted	$5.69	$5.19	$4.43	$2.77	$1.88

Transactions with related parties included above:
Revenue	$666,800	$502,087	$338,227	$245,262	$154,988
Cost of revenue	38,610	19,983	13,469	5,180	—
Selling, general and administrative expenses	(268)	569	(542)	(166)	(744)
Other income	—	773	86	—	—

	December 31,
(in thousands)	2014	2013	2012	2011	2010

Cash and cash equivalents	$161,361	$130,324	$105,502	$32,125	$22,134
Accounts receivable, net	112,183	104,787	88,955	52,005	53,495
Premises and equipment, net	127,759	87,252	50,399	25,600	17,493
Intangible assets, net	245,246	276,162	56,586	64,950	72,428
Goodwill	90,851	99,414	14,915	14,915	11,836
Loan to Ocwen	—	—	75,000	—	—
Total assets	788,221	730,052	429,226	224,159	197,800
Long-term debt, net (including current portion)	588,614	395,256	198,027	—	—
Capital lease obligations	—	—	233	836	1,532
Total liabilities	746,778	572,311	269,397	58,216	45,902

Significant events affecting our historical earnings trends from 2012 through 2014, including acquisitions, are described in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is a supplement to the accompanying consolidated financial statements and is intended to provide a reader of our financial statements with a narrative from the perspective of management on our businesses, current developments, financial condition, results of operations and liquidity. Significant sections of the MD&A are as follows:

Overview. This section, beginning below, provides a description of recent developments we believe are important in understanding our results of operations and financial condition as well as understanding anticipated future trends. It also provides a brief description of significant transactions and events that affect the comparability of financial results and a discussion of the progress being made on our growth initiatives.

Consolidated Results of Operations. This section, beginning on page 27, provides an analysis of our consolidated results of operations for the three years ended December 31, 2014.

Segment Results of Operations. This section, beginning on page 30, provides an analysis of each business segment for the three years ended December 31, 2014 as well as Corporate Items and Eliminations. In addition, we discuss significant transactions, events and trends that may affect the comparability of the results being analyzed.

Liquidity and Capital Resources. This section, beginning on page 39, provides an analysis of our cash flows for the three years ended December 31, 2014. We also discuss restrictions on cash movements, future commitments and capital resources.

Critical Accounting Policies. This section, beginning on page 42, identifies those accounting principles we believe are most important to our financial results and that require significant judgment and estimates on the part of management in application. We provide all of our significant accounting policies in Note 2 to the accompanying consolidated financial statements.
Other Matters. This section, beginning on page 45, provides a discussion of off-balance sheet arrangements to the extent they exist. In addition, we provide a tabular discussion of contractual obligations, discuss any significant commitments or contingencies and related parties.
OVERVIEW

Our Business
We are a premier marketplace and transaction solutions provider for the real estate, mortgage and consumer debt industries offering both distribution and content. We leverage proprietary business process, vendor and electronic payment management software and behavioral science based analytics to improve outcomes for marketplace participants.
Our business segments are based upon our organizational structure, which focuses primarily on the services offered, and are consistent with the internal reporting used by our Chief Executive Officer to evaluate operating performance and to assess the allocation of our resources.
We classify our businesses into three reportable segments. The Mortgage Services segment provides services that span the mortgage and real estate lifecycle and are typically outsourced by loan servicers, loan originators and investors and other sellers of single family homes. The Financial Services segment provides collection and customer relationship management services primarily to debt originators and servicers (e.g., credit card, auto lending, retail credit and mortgage) and the utility, insurance and hotel industries. The Technology Services segment principally consists of our REALSuite software applications, Equator’s software applications, Mortgage Builder’s software applications and our IT infrastructure services. The REALSuite platform provides a fully integrated set of software applications and technologies that manage the end-to-end lifecycle for residential and commercial mortgage loan servicing including the automated management and payment of a distributed network of vendors. Equator’s software applications provide comprehensive, end-to-end workflow and transaction services to manage real estate and foreclosure related activities and purchase related services from vendors. Mortgage Builder provides mortgage origination and servicing software applications. In addition, Corporate Items and Eliminations include eliminations of transactions between the reportable segments, interest expense and costs related to corporate support functions including executive, finance, legal, compliance, human resources, vendor management, risk and operational effectiveness and marketing.

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

We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.
Altisource’s Vision and Growth Initiatives

Altisource provides a suite of mortgage, real estate and consumer debt services, leveraging our technology and global operations. Our relationship with Ocwen provided a foundation on which we built our business and Ocwen, as our largest customer, remains an important priority for us. Leveraging the services we have built through the Ocwen and other relationships, Altisource is focused on becoming the premier provider of real estate and mortgage marketplaces offering both distribution and content to a diversified customer base. Within the real estate and mortgage markets, we are facilitating transactions related to home sales, home rentals, home maintenance, mortgage origination and mortgage servicing.

While we expect our revenue from Ocwen’s servicing portfolio will decline in 2015, we believe we have opportunities to continue to build our business from our revenue and diversification initiatives. Ocwen remains a very important component of our business and we believe that its existing non-GSE portfolio provides continuing revenue opportunities for Altisource. While we have been working on our strategic growth initiatives for some time, we have historically had to balance this activity with the need to support Ocwen during a period of its own rapid growth. Given our current expectations relative to Ocwen going forward and the recognized importance of diversifying further our customer base, we are increasing our focus on our strategic growth initiatives. Our strategic growth initiatives are:

Mortgage market:

•	attract new clients to our comprehensive default related businesses

•	grow our origination services and technologies

Real estate market:

•	expand our innovative online real estate marketplace

•	grow our property management and renovation services business

Stock Repurchase Plan

On February 28, 2014, our shareholders approved a new stock repurchase program, which replaced the previous stock repurchase program. Under the new program, we are authorized to purchase up to 3.4 million shares of our common stock, based on a limit of 15% of the outstanding shares of common stock on the date of approval, in the open market, at a minimum price of $1.00 per share and a maximum price of $500.00 per share. This is in addition to amounts previously purchased under the prior programs. From authorization of the previous programs through December 31, 2014, we have purchased approximately 6.2 million shares of our common stock in the open market at an average price of $79.16 per share. We purchased 2.5 million shares of common stock at an average price of $103.67 per share during the year ended December 31, 2014 and 1.2 million shares at an average price of $116.99 per share during the year ended December 31, 2013. As of December 31, 2014, approximately 1.1 million shares of common stock remain available for repurchase under the new program. Our senior secured term loan agreement limits the amount we can spend on share repurchases in any year and may prevent repurchases in certain circumstances. As of December 31, 2014, approximately $225 million was available to repurchase our common stock under our senior secured term loan.

Separation of Residential Asset Businesses

On December 21, 2012, we completed the spin-off of Residential and AAMC to our shareholders. See “Separation of the Residential Asset Businesses” in Item 1 of Part I, “Business.”

On December 24, 2012, the shares of Residential and AAMC were distributed to our shareholders of record as of December 17, 2012, in the form of a taxable pro rata stock distribution. Our shareholders received a pro rata distribution of:

•	one share of Residential common stock for every three shares of Altisource common stock held;

•	one share of AAMC common stock for every ten shares of Altisource common stock held; and

•	cash in lieu of fractional Residential and AAMC shares.

Residential is focused on acquiring and managing single family rental properties by acquiring sub-performing and non-performing residential mortgage loans as well as single family homes at or following the foreclosure sale throughout the United States. AAMC provides asset management and certain corporate governance services to Residential. We provide property management, lease management and renovation management services to Residential. Prior to the separation, we capitalized Residential with $100 million of cash and AAMC with $5 million of cash.

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

Correction of Immaterial Errors

As previously disclosed, during 2014 we determined that while we properly identified our related parties in previously issued financial statements, disclosures of certain immaterial related party expenses were omitted. We have corrected the previously presented disclosures of related party expenses in Note 4 - Transactions with Related Parties and on the face of the consolidated statements of operations for the years ended December 31, 2013 and 2012. The impact of correcting these items in the notes to the consolidated financial statements had the effect of:

•	increasing the amounts disclosed as related party cost of revenue from Ocwen by $20.0 million and $13.5 million for the years ended December 31, 2013 and 2012, respectively;

•
increasing the amounts disclosed as selling, general and administrative expenses (“SG&A”) from Ocwen billings to Altisource by $1.7 million and $0.7 million for the years ended December 31, 2013 and 2012, respectively;

•	decreasing the amounts disclosed as SG&A from Altisource billings to Ocwen by $0.1 million and less than $0.1 million for the years ended December 31, 2013 and 2012, respectively; and

•	decreasing the amounts disclosed as SG&A from Altisource billings to AAMC by $0.5 million for the year ended December 31, 2013 (no adjustment for the year ended December 31, 2012).

Correcting these items on the face of the consolidated statements of operations resulted in the disclosure of related party cost of revenue of $20.0 million and $13.5 million for the years ended December 31, 2013 and 2012, respectively, and a decrease in previously disclosed related party SG&A by $2.4 million and $3.0 million for the years ended December 31, 2013 and 2012, respectively.

In accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections, the Company evaluated the effect of the disclosure and presentation errors on its previously issued annual and quarterly financial statements, both qualitatively and quantitatively, and concluded that the related party disclosures in the Company’s previously issued annual and quarterly financial statements are not materially misstated.

Factors Affecting Comparability

The following items may impact the comparability of our results:

•
The average number of loans serviced by Ocwen on REALServicing was 2.2 million for the year ended December 31, 2014 compared to 1.2 million and 0.7 million for the years ended December 31, 2013 and 2012, respectively. The average number of delinquent non-GSE loans serviced by Ocwen on REALServicing was 352 thousand for the year ended December 31, 2014 compared to 296 thousand and 211 thousand for the years ended December 31, 2013 and 2012, respectively;

•
On November 21, 2014, we acquired Owners.com, a leading self-directed online real estate marketplace, for an initial purchase price of $19.8 million plus contingent earn out consideration of up to an additional $7.0 million over two years, subject to Owners.com achieving annual performance targets;

•	In the fourth quarter of 2014, we discontinued our lender placed insurance brokerage line of business;

•
On September 12, 2014, we completed the acquisition of Mortgage Builder, a provider of mortgage loan origination and servicing software systems, for an initial purchase price of $15.7 million plus contingent earn out consideration of up to an additional $7.0 million over three years, subject to Mortgage Builder achieving annual performance targets;

•
Bad debt expense increased during 2014, driven primarily from the default management services business. A change in our customers’ business model and fourth quarter 2014 discussions with these customers led us to believe that a portion of the accounts receivable balance is no longer collectible;

•
On November 15, 2013, we acquired Equator for an initial purchase price of $63.4 million plus contingent earn out consideration of up to an additional $80 million over three years, subject to Equator achieving annual performance targets. During 2014, the fair value of the Equator contingent consideration was reduced by $37.9 million with a corresponding increase in earnings. As a result of the adjustment in the fair value of the Equator contingent consideration, we determined that the Equator goodwill was impaired and recorded an estimated impairment loss of $37.5 million in 2014. The net impact on earnings was an increase of $0.5 million;

•	On April 12, 2013, we completed the Residential Capital, LLC (“ResCap”) fee-based business transaction with Ocwen for an aggregate purchase price of $128.8 million;

•	On March 29, 2013, we completed the acquisition of the Homeward Residential Capital, Inc. (“Homeward”) fee-based businesses from Ocwen for an aggregate purchase price of $75.8 million; and

•
In November 2012, we borrowed $200.0 million under a senior secured term loan agreement and increased our borrowings to $400.0 million on May 7, 2013. On December 9, 2013, we refinanced the senior secured term loan which included, among other changes, lowering the interest rate of the term loans. On August 1, 2014, we amended our senior secured term loan agreement and increased our borrowings by $200.0 million to $594.5 million. Interest expense totaled $23.4 million for the year ended December 31, 2014 compared to $20.3 million and $1.2 million for the years ended December 31, 2013 and 2012, respectively.

CONSOLIDATED RESULTS OF OPERATIONS

Summary Consolidated Results

Following is a discussion of our consolidated results of operations for the years ended December 31, 2014, 2013 and 2012. For a more detailed discussion of the factors that affected the results of our business segments in these periods, see “Segment Results of Operations” below.
The following table sets forth information on our results of operations for the years ended December 31:

(in thousands, except per share data)	2014	% Increase (decrease)	2013	% Increase (decrease)	2012

Service revenue
Mortgage Services	$650,026	33	$490,333	39	$351,908
Financial Services	98,312	6	92,479	45	63,979
Technology Services	230,367	122	103,891	40	74,189
Eliminations	(40,026)	62	(24,644)	6	(23,147)
	938,679	42	662,059	42	466,929
Reimbursable expenses	137,634	34	102,478	7	96,147
Non-controlling interests	2,603	(32)	3,820	(28)	5,284
Total revenue	1,078,916	40	768,357	35	568,360
Cost of revenue	707,180	44	492,480	34	366,201
Gross profit	371,736	35	275,877	36	202,159
Selling, general and administrative expenses	201,282	77	113,810	52	74,712
Income from operations	170,454	5	162,067	27	127,447
Other income (expense), net:
Interest expense	(23,363)	15	(20,291)	N/M	(1,210)
Other income (expense), net	174	(69)	557	135	(1,588)
Total other income (expense), net	(23,189)	18	(19,734)	N/M	(2,798)
Income before income taxes and non-controlling interests	147,265	3	142,333	14	124,649
Income tax provision	(10,178)	19	(8,540)	(2)	(8,738)
Net income	137,087	2	133,793	15	115,911
Net income attributable to non-controlling interests	(2,603)	(32)	(3,820)	(28)	(5,284)

Net income attributable to Altisource	$134,484	3	$129,973	17	$110,627

Margins:
Gross profit/service revenue	40%		42%		43%
Income from operations/service revenue	18%		24%		27%

Earnings per share:
Basic	$6.22	10	$5.63	19	$4.74
Diluted	$5.69	10	$5.19	17	$4.43

N/M — not meaningful.

Revenue

We recognized service revenue of $938.7 million, $662.1 million and $466.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. The continued growth in service revenue over the three year period was primarily driven by Ocwen’s growth, higher auction mix for houses sold on Hubzu, revenue from Equator which we acquired in November 2013 and growth in our Financial Services business from new customer relationship management customers. These increases were partially offset by (1) a decline in the default management services business driven by lower levels of foreclosure starts and (2) the fourth quarter of 2013 loss of an origination management services customer which eliminated its affinity relationship with Altisource and its other similar vendor partners.

The increase in revenue from reimbursable expenses during the three year period is due primarily to the growth of Ocwen’s loan servicing portfolio, although reimbursable expenses can vary significantly from period to period based on the mix of services ordered.

Certain of our revenues are impacted by seasonality. More specifically, Mortgage Services’ revenue is impacted by REO sales and lawn maintenance, which tend to be at their lowest level during the fall and winter months and highest during spring and summer months. Financial Services’ asset recovery management revenue tends to be higher in the first quarter, as borrowers may utilize tax refunds and bonuses to pay debts, and generally declines throughout the rest of the year.

Cost of Revenue and Gross Profit

Cost of revenue principally includes payroll and employee benefits associated with personnel employed in customer service and operations roles, fees paid to external providers related to the provision of services, reimbursable expenses, technology and telecommunications expenses and depreciation and amortization of operating assets.
We recognized cost of revenue of $707.2 million, $492.5 million and $366.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increase in cost of revenue during the three year period is primarily attributable to revenue growth during the same period and the increased investment in the development of our technology. However, our 2014 cost structure is not in line with our current vision and expected growth.  Recognizing that our business with Ocwen is not expected to grow in the near term due to challenges faced by Ocwen, we developed and are executing on a plan that includes eliminating certain non-revenue generating businesses, reducing vendor costs and eliminating staff to realign our expenses for this new reality.
Gross profit increased to $371.7 million, representing 40% of service revenue, for the year ended December 31, 2014 compared to $275.9 million, representing 42% of service revenue, for the year ended December 31, 2013 and $202.2 million, representing 43% of service revenue, for the year ended December 31, 2012. Gross profit as a percentage of service revenue declined in 2014 from a shift in revenue across segments with higher growth in the lower margin Technology Services segment. Margin expansion in the Mortgage Services segment was partially offset by margin decreases in the other segments. In the Mortgage Services segment, we expanded our gross profit margin by fully utilizing employees that we were carrying in 2013 in anticipation of new business and performing certain services with our employees that were previously performed by outside vendors. In the Financial Services segment, the gross profit margin decline was driven by revenue mix as the higher margin mortgage charge-off collections business represented a lower percentage of revenue in the Financial Services segment in 2014. In the Technology Services segment, gross profit margin decreased primarily due to our continued investment in our technology to support our growth, partially offset by higher gross profit margin in the Equator business. In 2013, we experienced higher growth in the lower margin property inspection and preservation services from the initial referrals from the Homeward and ResCap portfolios and higher costs in our Technology Services segment due to investing in the development of our technology to support our growth initiatives, partially offset by improved performance in our Financial Services segment from the growth of higher margin mortgage charge-off and customer relationship management services.

Selling, General and Administrative Expenses and Income from Operations

SG&A includes payroll for personnel employed in executive, finance, legal, compliance, human resources, vendor management, risk and operational effectiveness and marketing roles. This category also includes occupancy costs, professional fees and depreciation and amortization of intangible assets.

We recognized SG&A of $201.3 million, $113.8 million and $74.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increase in SG&A during the three year period was primarily driven by higher marketing costs primarily related to Hubzu and increased amortization of intangible assets primarily from the Homeward, ResCap and Equator acquisitions which closed on March 29, 2013, April 12, 2013 and November 15, 2013, respectively. Marketing costs were $24.1 million, $5.0 million and $2.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization expense was $37.7 million, $28.2 million and $5.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. SG&A also increased from higher compensation expense and related employee and occupancy costs from increased headcount to support growth and higher legal and compliance related costs. Bad debt expense increased for the year ended December 31, 2014 by $13.7 million, driven primarily from the default management services business. A change in our customers’ business model and fourth quarter 2014 discussions with these customers led us to believe that a portion of the accounts receivable balance is no longer collectible.

The liability for contingent consideration is reflected at fair value and adjusted each reporting period with the change in fair value recognized in earnings. During 2014, the fair value of the contingent consideration related to the Equator acquisition was reduced by $37.9 million with a corresponding increase in earnings based on management’s revised estimates that expected earnings of

Equator will be lower than projected at the time of acquisition. As a result of the adjustment in the fair value of the Equator contingent consideration and based on our goodwill assessment, we determined that the Equator goodwill was impaired and recorded an impairment loss of $37.5 million for the year ended December 31, 2014.

The following table presents the impact of the change in the fair value of the Equator contingent consideration (“Equator Earn Out”) and Equator goodwill impairment for the year ended December 31, 2014 and are included in SG&A in the consolidated statements of operations:

(in thousands)

Change in the fair value of Equator Earn Out	$(37,924)
Goodwill impairment	37,473

$(451)
Our 2014 cost structure is not in line with our current vision and expected growth.  Recognizing that our business with Ocwen is not expected to grow in the near term due to challenges faced by Ocwen, we developed and are executing on a plan that includes reducing vendor costs and eliminating staff to realign our expenses for this new reality.

Income from operations increased to $170.5 million, representing 18% of service revenue, for the year ended December 31, 2014 compared to $162.1 million, representing 24% of service revenue, for the year ended December 31, 2013 and $127.4 million, representing 27% of service revenue, for the year ended December 31, 2012. The decrease in operating income margin is primarily driven by higher growth in lower margin services, the timing of investments in new services, the timing of boarding new loans, higher Hubzu marketing costs, increases in the amortization of intangible assets recorded in connection with the Homeward, ResCap and Equator acquisitions and the other increases in SG&A, as discussed above.

Other Income (Expense), net

Other income (expense), net principally includes interest expense and interest income. Interest expense for the year ended December 31, 2014 was $23.4 million, an increase of $3.1 million compared to the year ended December 31, 2013 resulting from the additional $200.0 million senior secured term loan borrowings on August 1, 2014 and the additional $200.0 million senior secured term loan borrowings on May 7, 2013, partially offset by lower interest rates from the senior secured term loan refinancing on December 9, 2013. Interest expense for the year ended December 31, 2013 was $20.3 million, an increase of $19.1 million compared to the year ended December 31, 2012 resulting from the initial senior secured loan borrowing in the fourth quarter of 2012 and the additional $200.0 million senior secured term loan borrowings on May 7, 2013. We recognized interest income of $0.1 million for the year ended December 31, 2014. Additionally, we recognized interest income of $0.9 million and $0.2 million for the years ended December 31, 2013 and 2012, respectively, primarily from a $75.0 million loan to Ocwen, which was repaid in February 2013.

Income Tax Provision

We recognized an income tax provision of $10.2 million, $8.5 million and $8.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. Our effective tax rate was 6.9%, 6.0% and 7.0% for the years ended December 31, 2014, 2013 and 2012, respectively. The effective tax rate in all three periods differs from the Luxembourg statutory tax rate (29.2% in 2014, 29.2% in 2013 and 28.8% in 2012) primarily due to the effect of certain deductions in Luxembourg from a tax ruling, which expires in 2019 unless extended or renewed, and the mix of income and losses with varying tax rates in multiple taxing jurisdictions. Our consolidated effective income tax rate for financial reporting purposes may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our domestic and international operations, which may be subject to differing tax rates, and our ability to utilize net operating loss and tax credit carryforwards.

SEGMENT RESULTS OF OPERATIONS

The following section provides a discussion of results of operations of our business segments. Transactions between segments are accounted for as third party arrangements for purposes of presenting segment results of operations. Intercompany transactions primarily consist of IT infrastructure services. We reflect these as service revenue in the Technology Services segment and technology and telecommunications expense within cost of revenue and SG&A in the segment receiving the services.
Financial information for our segments is as follows:

	For the year ended December 31, 2014
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue
Service revenue	$650,026	$98,312	$230,367	$(40,026)	$938,679
Reimbursable expenses	137,447	187	—	—	137,634
Non-controlling interests	2,603	—	—	—	2,603
	790,076	98,499	230,367	(40,026)	1,078,916
Cost of revenue	484,512	64,338	194,301	(35,971)	707,180
Gross profit	305,564	34,161	36,066	(4,055)	371,736
Selling, general and administrative expenses	94,678	18,791	31,950	55,863	201,282
Income from operations	210,886	15,370	4,116	(59,918)	170,454
Other income (expense), net	204	62	(31)	(23,424)	(23,189)

Income before income taxes and non-controlling interests	$211,090	$15,432	$4,085	$(83,342)	$147,265

Margins:
Gross profit/service revenue	47%	35%	16%	N/M	40%
Income from operations/service revenue	32%	16%	2%	N/M	18%

Transactions with related parties:
Revenue	$544,255	$27,064	$95,481	$—	$666,800
Cost of revenue	35,565	188	2,857	—	38,610
Selling, general and administrative expenses	1,078	—	335	(1,681)	(268)

N/M — not meaningful.

	For the year ended December 31, 2013
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue
Service revenue	$490,333	$92,479	$103,891	$(24,644)	$662,059
Reimbursable expenses	101,999	479	—	—	102,478
Non-controlling interests	3,820	—	—	—	3,820
	596,152	92,958	103,891	(24,644)	768,357
Cost of revenue	374,713	55,328	84,538	(22,099)	492,480
Gross profit	221,439	37,630	19,353	(2,545)	275,877
Selling, general and administrative expenses	46,515	15,571	12,442	39,282	113,810
Income from operations	174,924	22,059	6,911	(41,827)	162,067
Other income (expense), net	(136)	(10)	7	(19,595)	(19,734)

Income before income taxes and non-controlling interests	$174,788	$22,049	$6,918	$(61,422)	$142,333

Margins:
Gross profit/service revenue	45%	41%	19%	N/M	42%
Income from operations/service revenue	36%	24%	7%	N/M	24%

Transactions with related parties:
Revenue	$423,969	$27,591	$50,527	$—	$502,087
Cost of revenue	19,049	826	108	—	19,983
Selling, general and administrative expenses	391	—	244	(66)	569
Interest income	—	—	—	773	773

N/M — not meaningful.

	For the year ended December 31, 2012
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue
Service revenue	$351,908	$63,979	$74,189	$(23,147)	$466,929
Reimbursable expenses	95,604	543	—	—	96,147
Non-controlling interests	5,284	—	—	—	5,284
	452,796	64,522	74,189	(23,147)	568,360
Cost of revenue	285,586	46,737	54,634	(20,756)	366,201
Gross profit	167,210	17,785	19,555	(2,391)	202,159
Selling, general and administrative expenses	25,099	13,415	8,888	27,310	74,712
Income from operations	142,111	4,370	10,667	(29,701)	127,447
Other income (expense), net	(1,713)	(27)	(25)	(1,033)	(2,798)

Income before income taxes and non-controlling interests	$140,398	$4,343	$10,642	$(30,734)	$124,649

Margins:
Gross profit/service revenue	48%	28%	26%	N/M	43%
Income from operations/service revenue	40%	7%	14%	N/M	27%

Transactions with related parties:
Revenue	$306,774	$208	$31,245	$—	$338,227
Cost of revenue	13,330	88	51	—	13,469
Selling, general and administrative expenses	84	—	370	(996)	(542)
Interest income	—	—	—	86	86

N/M — not meaningful.

Mortgage Services

Revenue

Revenue by service line was as follows for the years ended December 31:

(in thousands)	2014	% Increase (decrease)	2013	% Increase (decrease)	2012

Service revenue:
Asset management services	$356,433	80	$197,999	84	$107,480
Insurance services	154,830	29	119,835	40	85,601
Residential property valuation	101,173	(2)	103,300	29	80,322
Default management services	22,728	(46)	41,812	(17)	50,224
Origination management services	14,862	(46)	27,387	(3)	28,281
Total service revenue	650,026	33	490,333	39	351,908

Reimbursable expenses:
Asset management services	130,864	35	96,944	4	92,992
Insurance services	4,408	168	1,647	(25)	2,186
Default management services	2,032	(36)	3,177	N/M	426
Origination management services	143	(38)	231	N/M	—
Total reimbursable expenses	137,447	35	101,999	7	95,604

Non-controlling interests	2,603	(32)	3,820	(28)	5,284

Total revenue	$790,076	33	$596,152	32	$452,796

Revenue from related parties:
Asset management services	$374,495	42	$264,350	45	$181,948
Insurance services	54,979	29	42,483	12	37,849
Residential property valuation	97,448	(2)	98,959	35	73,406
Default management services	15,339	(7)	16,452	21	13,548
Origination management services	1,994	16	1,725	N/M	23

Total revenue from related parties	$544,255	28	$423,969	38	$306,774

N/M — not meaningful.

We recognized service revenue of $650.0 million for the year ended December 31, 2014, a 33% increase compared to the year ended December 31, 2013. The growth in asset management services and insurance services was primarily due to Ocwen’s growth as loans from its servicing acquisitions are boarded on REALServicing. The growth in asset management services is also from the higher auction mix of houses sold on Hubzu. Growth in the insurance services business was partially offset by the discontinuation of the lender placed insurance brokerage line of business in the fourth quarter of 2014. The decline in default management services revenue was driven primarily by lower levels of foreclosure starts. The lower origination management services revenue was primarily due to the loss of a customer in the fourth quarter of 2013 who eliminated its affinity relationship with Altisource and its other similar vendor partners along with a close to 40% decline in U.S. origination volume.
We recognized service revenue of $490.3 million for the year ended December 31, 2013, a 39% increase compared to the year ended December 31, 2012. This growth in all of the business lines, except default management services and origination management services, was driven by Ocwen’s growth as loans from its servicing platform acquisitions were boarded on REALServicing. During 2013, we assisted Ocwen with the boarding of 1.1 million loans onto REALServicing from Ocwen’s acquisitions of Homeward and ResCap’s platforms and OneWest Bank FSB’s servicing rights. The lower margin property inspection and preservation services, which immediately follow loan boarding, were a significant driver of the 84% growth in asset management service revenue. Asset management service revenue also increased from new services introduced in 2013, from expanding the percentage of homes sold through auction on Hubzu and from capturing referrals for certain services before the loans were boarded on REALServicing. Growth in the insurance services and residential property valuation businesses also reflected Ocwen’s larger loan portfolio, but did not reflect the normalized referral volume we expected from the new portfolios. Default management services revenue was lower as one of Ocwen’s subservicing customers continued its temporary moratorium on the foreclosure of its loans, the requirements under the “Making Homes Affordable” program limit servicers’ ability to initiate a foreclosure while pursuing other avenues of resolution and a greater percentage of loans pending foreclosure actions were being placed on hold for modification consideration or stopped due to modification. Origination management service revenue only declined 3% in 2013 over 2012, despite the estimated 14% decline in overall U.S. origination volume.
Certain of our Mortgage Services businesses are impacted by seasonality. REO sales and lawn maintenance services are generally lowest during the fall and winter months and highest during the spring and summer months.

Cost of Revenue and Gross Profit

Cost of revenue consists of the following for the years ended December 31:

(in thousands)	2014	% Increase (decrease)	2013	% Increase (decrease)	2012

Compensation and benefits	$76,125	18	$64,644	20	$53,842
Outside fees and services	238,195	27	187,139	61	116,323
Reimbursable expenses	137,447	35	101,999	7	95,604
Technology and telecommunications	30,305	58	19,150	3	18,509
Depreciation and amortization	2,440	37	1,781	36	1,308

Cost of revenue	$484,512	29	$374,713	31	$285,586

Cost of revenue for the year ended December 31, 2014 of $484.5 million increased by 29% compared to the year ended December 31, 2013, primarily driven by the growth of Ocwen's loan servicing portfolio on REALServicing. The overall increase in cost of revenue was consistent with the increase in service revenue. However, compensation and benefits cost and outside fees and services expense as a percentage of service revenue decreased as we experienced the benefit of our workforce efficiency initiatives on higher referral volumes and transitioned the performance of certain services to lower cost geographies as well as vendor cost initiatives.
Cost of revenue for the year ended December 31, 2013 of $374.7 million increased by 31% compared to the year ended December 31, 2012, driven primarily by the growth of Ocwen’s loan servicing portfolio on REALServicing. Outside fees and services increased at a greater rate than service revenue due to revenue mix, primarily the higher level of property inspection and preservation referrals. Compensation and benefits increased at a lower rate than service revenue as we began to experience the benefit of our workforce efficiency initiatives on higher referral volumes even after carrying excess employees for a part of the year to support Mortgage Services’ anticipated growth.
Gross profit increased to $305.6 million, representing 47% of service revenue, for the year ended December 31, 2014 compared to $221.4 million, representing 45% of service revenue, for the year ended December 31, 2013 and $167.2 million, representing 48% of service revenue, for the year ended December 31, 2012. We expanded our gross profit margin in 2014 by fully utilizing employees that we were carrying in 2013 in anticipation of new business and performing certain services with our employees that were previously performed by outside vendors. The increase in gross profit margin was also driven by the impact of revenue mix, partially offset by higher staff levels in our origination and rental property management businesses in preparation for anticipated growth. In 2013, the decrease in gross margin percentage compared to 2012 was primarily attributable to revenue mix of services delivered and the timing of boarding new loans. We experienced higher growth in the lower margin property inspection and preservation services from the early referrals from the Homeward and ResCap portfolios, partially offset by lower compensation and benefits costs as a percentage of service revenue from process efficiencies and higher utilization. Property inspections are generally higher following the boarding of a new portfolio.
Our margins can vary substantially depending upon service revenue mix and when Ocwen acquires and boards servicing rights onto REALServicing. Typically, compensation and benefits will increase in anticipation of a boarding as we hire and train personnel to deliver services in advance of the actual boarding of loans. Over time, these costs as a percentage of service revenue decline as we generate revenue with no increased costs and as we experience benefits from our workforce efficiency initiatives. When new loans are boarded by Ocwen onto REALServicing, for the initial months post-boarding, we tend to deliver an elevated level of lower margin residential property valuation and property inspection and preservation services.

Selling, General and Administrative Expenses and Income from Operations

SG&A expenses consist of the following for the years ended December 31:

(in thousands)	2014	% Increase (decrease)	2013	% Increase (decrease)	2012

Compensation and benefits	$1,726	126	$765	N/M	$77
Professional services	8,295	N/M	1,661	(65)	4,799
Occupancy related costs	10,085	8	9,304	3	9,046
Amortization of intangible assets	27,770	32	21,058	N/M	2,684
Depreciation and amortization	2,031	104	994	134	425
Marketing costs	23,777	N/M	4,907	97	2,489
Other	20,994	168	7,826	40	5,579

Selling, general and administrative expenses	$94,678	104	$46,515	85	$25,099

N/M — not meaningful.

SG&A for the year ended December 31, 2014 of $94.7 million increased by 104% compared to the year ended December 31, 2013, primarily driven by marketing costs largely related to Hubzu, higher legal costs and bad debt expense in 2014 and increased amortization of intangible assets recorded in connection with the acquisition of the Homeward and ResCap fee-based businesses. Bad debt expense increased in 2014 by $12.0 million, driven primarily from the default management services business. A change in our customers’ business model and fourth quarter 2014 discussions with these customers led us to believe that a portion of the accounts receivable balance is no longer collectible. SG&A for the year ended December 31, 2013 of $46.5 million increased by 85% compared to the year ended December 31, 2012, primarily driven by the increase in amortization expense from the 2013 acquisitions of the Homeward and ResCap fee-based businesses partially offset by higher professional services costs incurred in 2012 in connection with the Separation of the Residential Asset Businesses.

Income from operations increased to $210.9 million, representing 32% of service revenue, for the year ended December 31, 2014 compared to $174.9 million, representing 36% of service revenue, for the year ended December 31, 2013 and $142.1 million, representing 40% of service revenue, for the year ended December 31, 2012. The decrease in operating income margin is primarily driven by higher Hubzu marketing costs and increases in the amortization of intangible assets recorded in connection with the Homeward and ResCap fee-based business acquisitions and the other increases in SG&A, as discussed above. In 2014, the decrease in operating income margin was partially offset by the higher gross profit margin, as discussed above. In 2013, the operating income margin was impacted by lower gross profit margins and higher amortization expense.

Financial Services

Revenue

Revenue by service line was as follows for the years ended December 31:

(in thousands)	2014	% Increase (decrease)	2013	% Increase (decrease)	2012

Service revenue:
Customer relationship management	$51,411	13	$45,680	33	$34,397
Asset recovery management	46,901	—	46,799	58	29,582
Total service revenue	98,312	6	92,479	45	63,979

Reimbursable expenses:
Asset recovery management	187	(61)	479	(12)	543
Total reimbursable expenses	187	(61)	479	(12)	543

Total revenue	$98,499	6	$92,958	44	$64,522

Revenue from related parties:
Asset recovery management	$27,064	(2)	$27,591	N/M	$208

N/M — not meaningful.

We recognized service revenue of $98.3 million for the year ended December 31, 2014, a 6% increase compared to the year ended December 31, 2013, primarily due to growth in the customer relationship management business from the addition of new clients and expansion of services provided to existing clients.
We recognized service revenue of $92.5 million for the year ended December 31, 2013, a 45% increase compared to the year ended December 31, 2012, primarily due to increased mortgage charge-off collections and growth in customer relationship management revenues from the addition of two new clients during 2013 and expansion of services provided to existing clients. The increases were partially offset by lower credit card charge-off placements from record low credit card delinquency rates. With respect to the mortgage charge-off business, we expanded our capabilities in connection with the ResCap fee-based business transaction, and in the second quarter of 2013, we began providing these services to the ResCap loans serviced by Ocwen and a greater portion of the other loans in the Ocwen portfolio.

Certain of our Financial Services businesses are impacted by seasonality. Revenue in the asset recovery management business tends to be higher in the first quarter, as borrowers may utilize tax refunds and bonuses to pay debts, and generally declines throughout the rest of the year.

Cost of Revenue and Gross Profit

Cost of revenue consists of the following for the years ended December 31:

(in thousands)	2014	% Increase (decrease)	2013	% Increase (decrease)	2012

Compensation and benefits	$47,063	13	$41,800	28	$32,700
Outside fees and services	3,361	(24)	4,401	(21)	5,598
Reimbursable expenses	187	(61)	479	(12)	543
Technology and telecommunications	12,277	59	7,704	7	7,221
Depreciation and amortization	1,450	54	944	40	675

Cost of revenue	$64,338	16	$55,328	18	$46,737

Cost of revenue for the year ended December 31, 2014 of $64.3 million increased by 16% compared to the year ended December 31, 2013 primarily due to higher compensation and benefits costs and higher technology and telecommunications expense from investments in our IT infrastructure to support revenue growth. Cost of revenue for the year ended December 31, 2013 of $55.3 million increased by 18% compared to the year ended December 31, 2012, driven primarily by higher compensation cost from an increase in the number of employees in the mortgage charge-off and customer relationship management businesses to support revenue growth. These increases in both years were partially offset by lower outside fees and services as we experienced the benefit of our vendor cost reduction initiatives.
Gross profit decreased to $34.2 million, representing 35% of service revenue, for the year ended December 31, 2014 compared to $37.6 million, representing 41% of service revenue, for the year ended December 31, 2013 and $17.8 million, representing 28% of service revenue, for the year ended December 31, 2012. In 2014, gross profit margin decreased due to higher technology and telecommunications expense from investments in our IT infrastructure and an increase in employee costs due to increases in headcount to support revenue growth and a slight shift in revenue mix. In 2013, gross profit as a percentage of service revenue increased due to growth of the higher margin mortgage charge-off and customer relationship management services.

Selling, General and Administrative Expenses and Income from Operations
SG&A expenses consist of the following for the years ended December 31:

(in thousands)	2014	% Increase (decrease)	2013	% Increase (decrease)	2012

Compensation and benefits	$672	(38)	$1,078	(9)	$1,188
Professional services	988	N/M	273	(80)	1,374
Occupancy related costs	7,193	38	5,220	(3)	5,364
Amortization of intangible assets	5,355	(9)	5,889	151	2,346
Depreciation and amortization	1,870	126	826	34	617
Other	2,713	19	2,285	(10)	2,526

Selling, general and administrative expenses	$18,791	21	$15,571	16	$13,415
N/M — not meaningful.

SG&A for the year ended December 31, 2014 of $18.8 million increased by 21% compared to the year ended December 31, 2013, principally from higher occupancy related costs driven by higher headcount and facility relocations. SG&A for the year ended December 31, 2013 of $15.6 million increased by 16% compared to the year ended December 31, 2012, primarily driven by higher amortization expense from the 2013 acquisition of the ResCap fee-based business.

Income from operations was $15.4 million, representing 16% of service revenue, for the year ended December 31, 2014 compared to $22.1 million, representing 24% of service revenue, for the year ended December 31, 2013 and $4.4 million, representing 7% of service revenue, for the year ended December 31, 2012. The decrease in operating income as a percentage of service revenue in 2014 is the result of lower gross profit margins and an increase in SG&A as a percentage of service revenue, as discussed above. Income from operations as a percentage of service revenue increased in 2013 compared to 2012 due to higher gross margins and slower SG&A growth, despite the increase in amortization expense from the acquisition of the ResCap fee-based business.

Technology Services

Revenue

Revenue by service line was as follows for the years ended December 31:

(in thousands)	2014	% Increase (decrease)	2013	% Increase (decrease)	2012

Service revenue:
Software services	$154,402	129	$67,319	41	$47,773
IT infrastructure services	75,965	108	36,572	38	26,416

Total revenue	$230,367	122	$103,891	40	$74,189

Revenue from related parties:
Software services	$53,114	56	$34,032	63	$20,894
IT infrastructure services	42,367	157	16,495	59	10,351

Total	$95,481	89	$50,527	62	$31,245

We recognized service revenue of $230.4 million for the year ended December 31, 2014, a 122% increase compared to the year ended December 31, 2013, primarily driven by increases in software services as a result of the acquisition of Equator in November 2013, including recognition of acquisition related deferred revenues, increased licensing revenue from REALDoc and growth in Ocwen’s residential loan servicing portfolio on REALServicing. IT infrastructure services revenue also increased in 2014 due to an increase in headcount and costs at both Ocwen and Altisource, which are typically billed on a cost plus basis.
We recognized service revenue of $103.9 million for the year ended December 31, 2013, a 40% increase compared to the year ended December 31, 2012, primarily due to growth in software services related to Ocwen’s loan servicing portfolio on REALServicing. Revenue also increased in software services from the November 2013 acquisition of Equator. IT infrastructure services revenue increased in 2013 due to an increase in costs to support strategic initiatives and headcount growth at both Ocwen and Altisource.
For segment presentation purposes, revenue from services provided by Technology Services to our other reportable segments is eliminated in consolidation. This inter-segment revenue is included as revenue in the Technology Services segment and as technology and telecommunications expense, a component of cost of revenue and SG&A, in our other reportable segments.
Cost of Revenue and Gross Profit
Cost of revenue consists of the following for the years ended December 31:

(in thousands)	2014	% Increase (decrease)	2013	% Increase (decrease)	2012

Compensation and benefits	$132,701	163	$50,368	89	$26,602
Outside fees and services	1,875	(3)	1,926	14	1,690
Technology and telecommunications	42,117	105	20,546	13	18,159
Depreciation and amortization	17,608	51	11,698	43	8,183

Cost of revenue	$194,301	130	$84,538	55	$54,634

Cost of revenue for the year ended December 31, 2014 of $194.3 million increased by 130% compared to the year ended December 31, 2013, primarily due to the acquisition of Equator and the hiring of more and higher cost personnel to support the development of our next generation technologies. Technology and telecommunications costs were higher primarily as a result of the acquisition of Equator, the increase in employee headcount and the expansion of facilities. Depreciation and amortization increased as a result of deploying new hardware and software applications as well as the acquisition of Equator.

Cost of revenue for the year ended December 31, 2013 of $84.5 million increased by 55% compared to the year ended December 31, 2012 also primarily due to hiring more and higher cost personnel to support the development of our next generation technologies. In addition, we acquired Equator in November 2013 and recognized Equator’s cost of revenue from the date of acquisition. Depreciation and amortization increased in 2013 primarily as a result of our 2012 investment in a disaster recovery center.

Gross profit was $36.1 million, representing 16% of service revenue, for the year ended December 31, 2014 compared to $19.4 million, representing 19% of service revenue, for the year ended December 31, 2013 and $19.6 million, representing 26% of service revenue, for the year ended December 31, 2012. In 2014 and 2013, gross profit as a percentage of service revenue decreased due to our continued investment in our next generation technology, partially offset by the acquisition of the higher margin Equator business.

Selling, General and Administrative Expenses and Income from Operations

SG&A expenses consist of the following for the years ended December 31:

(in thousands)	2014	% Increase (decrease)	2013	% Increase (decrease)	2012

Compensation and benefits	$5,938	N/M	$1,871	76	$1,062
Professional services	686	70	404	33	304
Occupancy related costs	12,250	118	5,610	25	4,495
Amortization of intangible assets	4,555	N/M	1,229	N/M	—
Depreciation and amortization	1,205	58	763	167	286
Change in the fair value of Equator Earn Out	(37,924)	N/M	—	N/M	—
Goodwill impairment	37,473	N/M	—	N/M	—
Other	7,767	N/M	2,565	(6)	2,741

Selling, general and administrative expenses	$31,950	157	$12,442	40	$8,888

N/M — not meaningful.

SG&A for the year ended December 31, 2014 of $32.0 million increased by 157% compared to the year ended December 31, 2013, primarily due to the acquisition of Equator, higher administrative employee costs and increased occupancy related costs driven by higher headcount and facility relocations as well as increased intangible asset amortization related to the Homeward and ResCap fee-based business acquisitions and the Equator acquisition. The liability for contingent consideration is reflected at fair value and adjusted each reporting period with the change in fair value recognized in earnings. During 2014, the fair value of the contingent consideration related to the Equator acquisition was reduced by $37.9 million with a corresponding increase in earnings based on management’s revised estimates that expected earnings of Equator will be lower than projected at the time of acquisition. As a result of the adjustment in the fair value of the Equator contingent consideration and based on our goodwill assessment, we determined that the Equator goodwill was impaired and recorded an impairment loss of $37.5 million for the year ended December 31, 2014.

SG&A for the year ended December 31, 2013 of $12.4 million increased by 40% compared to the year ended December 31, 2012, primarily due to an increase in amortization expense from the 2013 acquisitions of the Homeward and ResCap fee-based businesses and Equator, higher administrative employee costs and increased occupancy related costs driven by higher headcount.

Income from operations was $4.1 million, representing 2% of service revenue, for the year ended December 31, 2014 compared to $6.9 million, representing 7% of service revenue, for the year ended December 31, 2013 and $10.7 million, representing 14% of service revenue, for the year ended December 31, 2012. Income from operations as a percentage of service revenue decreased in 2014 and 2013 due to increased employee and occupancy related costs and intangible asset amortization related to the Homeward and ResCap fee-based business acquisitions and the Equator acquisition and the impact of the decline in gross profit margins, as discussed above.

Corporate Items and Eliminations

Corporate Items and Eliminations include interest expense and costs related to corporate support functions including executive, finance, legal, compliance, human resources, vendor management, risk and operational effectiveness and marketing. It also includes eliminations of transactions between the reportable segments.
Corporate costs consist of the following for the years ended December 31:

(in thousands)	2014	% Increase (decrease)	2013	% Increase (decrease)	2012

Compensation and benefits	$36,762	52	$24,150	28	$18,839
Professional services	8,629	52	5,684	68	3,387
Occupancy related costs	8,734	5	8,290	61	5,136
Depreciation and amortization	2,442	19	2,050	60	1,281
Other	(704)	(21)	(892)	(33)	(1,333)

Selling, general and administrative expenses	55,863	42	39,282	44	27,310

Other expense, net	23,424	20	19,595	N/M	1,033

Total corporate costs	$79,287	35	$58,877	108	$28,343
N/M — not meaningful.

Corporate costs for the year ended December 31, 2014 of $79.3 million increased by 35% compared to the year ended December 31, 2013, primarily due to higher compensation and employee related costs, legal and compliance related costs and interest expense. We incurred higher compensation and employee related costs as we are expanding certain corporate functions to support our continued growth.

Corporate costs for the year ended December 31, 2013 of $58.9 million increased by 108% compared to the year ended December 31, 2012, primarily due to higher compensation and employee related costs, consulting expenses, depreciation and amortization expenses, lease costs and interest expense. We incurred higher compensation and employee related costs as we expanded certain corporate functions in 2013 to support our continued growth. The higher depreciation and amortization and lease costs relate to the build out of new facilities to support our continued expansion. We reflect initial lease and other facility related costs in our Corporate segment until the facilities are approximately 40% occupied by the business unit(s), at which time the cost is reflected in the respective segment or segments’ financial statements.

Interest expense for the year ended December 31, 2014 was $23.4 million, an increase of $3.1 million compared to the year ended December 31, 2013 resulting from the additional $200.0 million senior secured term loan borrowings on August 1, 2014 and the additional $200.0 million senior secured term loan borrowings on May 7, 2013, partially offset by lower interest rates from the senior secured term loan refinancing on December 9, 2013. Interest expense for the year ended December 31, 2013 was $20.3 million, an increase of $19.1 million compared to the year ended December 31, 2012 resulting from the initial senior secured loan borrowing in the fourth quarter of 2012 and the additional $200.0 million senior secured term loan borrowings on May 7, 2013. We recognized interest income of $0.1 million for the year ended December 31, 2014. Additionally, we recognized interest income of $0.9 million and $0.2 million for the years ended December 31, 2013 and 2012, respectively, primarily from a $75.0 million loan to Ocwen, which was repaid in February 2013.

Intercompany revenue that is eliminated in consolidation increased for the year ended December 31, 2014 compared to the years ended December 31, 2013 and 2012. These intercompany transactions primarily consisted of IT infrastructure services. While the expenses are recognized in the Mortgage Services and Financial Services segments above, the elimination of these expenses is reflected in Corporate Items and Eliminations.
LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary source of liquidity is cash flows from operations. We seek to deploy excess cash generated in a disciplined manner. Principally, we intend to use excess cash to develop complementary services and businesses that we believe will generate attractive margins in line with our core capabilities and strategy. We may consider business acquisitions and other opportunities that may arise from time to time. During January 2015, we used $4.0 million to repurchase Altisource common stock. Our relationship with Ocwen is subject to a number of risks and uncertainties that could result in changes to our relationship and have an adverse effect on our liquidity. See Item 1A of Part I, “Risk Factors.” We intend to closely monitor the Ocwen related uncertainties and to modify our business plan as needed in response. As a result of these uncertainties, we intend to increase our cash and cash equivalents position throughout 2015. However, we will continue to monitor market conditions, and may, at some point in the future, consider repurchasing our common stock and/or our debt if conditions are favorable.

Senior Secured Term Loan

On November 27, 2012, we entered into a seven year senior secured term loan agreement with Bank of America, N.A. as administrative agent, pursuant to which we borrowed $200.0 million. On May 7, 2013, we amended the senior secured term loan agreement to increase the principal amount of the senior secured term loan by $200.0 million and to increase the maximum permitted amount of Restricted Junior Payments (as defined in the senior secured term loan agreement), including increasing the amount of Company share repurchases permitted, among other changes. On December 9, 2013, we entered into Amendment No. 2 (“Second Amendment”) to the senior secured term loan agreement in which we incurred indebtedness in the form of Refinancing Debt (as defined in the senior secured term loan agreement), the proceeds of which were used to refinance, in full, the term loans outstanding under the senior secured term loan agreement immediately prior to the effectiveness of the Second Amendment.  The Refinancing Debt bears interest at lower rates and has a maturity date approximately one year later than the prior year term loans. Generally, the margin applied to either the Adjusted Eurodollar rate or the Base Rate, as defined in the senior secured term loan agreement, was reduced by 1 percentage point and the floor was reduced by 0.25 percentage points. The Second Amendment further modified the senior secured term loan agreement to, among other changes, increase the maximum permitted amount of Restricted Junior Payments. On August 1, 2014, we entered into Amendment No. 3 (“Third Amendment”) to the senior secured term loan agreement to increase the principal amount of the term loan commitments under the senior secured term loan agreement by $200.0 million and, among other changes, increase the maximum amount of permitted Restricted Junior Payments by $200.0 million. Under the terms of the senior secured term loan, as amended, we have the ability to request to borrow up to $200.0 million of additional debt under an accordion provision. The lenders of the senior secured term loan, as amended, have no obligation to provide any such additional debt under the accordion provision.

After giving effect to the Third Amendment, the Refinancing Debt must be repaid in equal consecutive quarterly principal installments of $1.5 million, which commenced on September 30, 2014, with the balance due at maturity. All amounts outstanding under the senior secured term loan agreement will become due on the earlier of (i) December 9, 2020, being the seventh anniversary of the closing date of the Second Amendment, and (ii) the date on which the loans are declared to be due and owing by the administrative agent at the request (or with the consent) of the Required Lenders (as defined in the senior secured term loan agreement) upon the occurrence of any event of default under the senior secured term loan agreement. However, if leverage ratios, as defined in the senior secured term loan agreement, exceed 3.00 to 1.00, a percentage of cash flows must be used to repay principal. No mandatory prepayments were required during the year ended December 31, 2014. Interest payments are due monthly. The interest rate as of December 31, 2014 was 4.50%.

The debt covenants in the senior secured term loan agreement limit, among other things, our ability to incur additional debt, pay dividends and repurchase stock. In the event we require additional liquidity, our ability to obtain it may be limited by the senior secured term loan.

Cash Flows

The following table presents our cash flows for the years ended December 31:

(in thousands)	2014	% Increase (decrease)	2013	% Increase (decrease)	2012

Net income adjusted for non-cash items	$224,673	18	$190,655	31	$145,672
Changes in operating assets and liabilities	(27,180)	N/M	(5,181)	(82)	(29,143)
Net cash flows provided by operating activities	197,493	6	185,474	59	116,529
Net cash flows used in investing activities	(101,268)	(53)	(215,944)	95	(110,563)
Net cash flows (used in) provided by financing activities	(65,188)	(218)	55,292	(18)	67,411
Increase in cash and cash equivalents	31,037	25	24,822	(66)	73,377
Cash and cash equivalents at beginning of period	130,324	24	105,502	228	32,125

Cash and cash equivalents at end of period	$161,361	24	$130,324	24	$105,502

N/M — not meaningful.

Cash Flows from Operating Activities

Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net income. For the year ended December 31, 2014, we generated cash flows from operating activities of $197.5 million, or approximately $0.21 for every dollar of service revenue compared to cash flows from operating activities of $185.5 million, or approximately $0.28 for every dollar of service revenue for the year ended December 31, 2013 and $116.5 million of cash flows from operations, or approximately $0.25 per dollar of service revenue for the year ended December 31, 2012. The increase in cash flows from operations during 2014 compared to 2013 is principally driven by the increase in net income after adding back depreciation and amortization, including the amortization of intangible assets, partially offset by unfavorable working capital changes. Changes in working capital were principally due to higher accounts receivable from revenue growth and the timing of collections. The decrease in cash flows from operating activities per dollar of service revenue is primarily the result of lower operating income as a percentage of service revenue and, to a lesser extent, timing differences in converting accounts receivables to cash. The increase in cash flows from operating activities during 2013 compared to 2012 was primarily due to the increase in net income, after adding back depreciation and amortization, including amortization of intangible assets and favorable changes in working capital, particularly the collection of accounts receivable.
In periods of growth, operating cash flows per service revenue dollar can be negatively impacted because of the nature of some of our services. Certain services are performed immediately following or shortly after the referral, but the collection of the receivable does not occur until a specific event occurs (e.g., the foreclosure is complete, the REO asset is sold, etc.). As we grow, our receivables also grow and our cash flows from operations may be negatively impacted when comparing one period to another.
Cash Flows from Investing Activities

Cash flows from investing activities include capital expenditures of $64.8 million, $34.1 million and $35.6 million for the years ended December 31, 2014, 2013 and 2012, respectively, primarily related to facility build-outs and investments in IT infrastructure, the Equator integration and the development of our next generation technologies.

On November 21, 2014, we acquired Owners.com for $19.8 million plus contingent consideration of up to $7.0 million. On September 12, 2014, we acquired Mortgage Builder for $14.9 million, net of acquired cash of $0.7 million, plus contingent consideration of up to $7.0 million.

On March 29, 2013, we acquired the Homeward fee-based business from Ocwen for $75.8 million, after a working capital and pre-acquisition net income adjustment payment by Ocwen totaling $11.1 million, which we received in September 2013. On April 12, 2013, we entered into an agreement with Ocwen to establish additional terms related to the existing servicing arrangements between Altisource and Ocwen in connection with Ocwen’s acquisition of certain mortgage servicing platform assets of ResCap. The cash consideration paid by Altisource to Ocwen under the ResCap agreements totaled $128.8 million. On November 15, 2013, we acquired Equator for initial consideration of $63.4 million, before a working capital adjustment payment made by us to the sellers in 2014. On March 31, 2013, we sold our 49% interest in Correspondent One S.A. (“Correspondent One”) to Ocwen for $12.6 million. On February 15, 2013, Ocwen repaid the $75.0 million loan that it borrowed from us in December 2012.

Cash Flows from Financing Activities

Cash flows from financing activities for the year ended December 31, 2014 primarily include activity associated with debt proceeds, share repurchases, stock option exercises and payments to non-controlling interests. On August 1, 2014, we borrowed $200.0 million in connection with amending our senior secured term loan agreement, and received $198.0 million of cash proceeds net of a $2.0 million original issue discount. For the year ended December 31, 2014, we incurred debt issuance costs of $2.6 million, in connection with the debt issuances. For the year ended December 31, 2014, we spent $255.7 million to repurchase our common stock. Stock option exercises provided proceeds of $2.7 million. During 2014, we repaid $5.0 million of the borrowings under the senior secured term loan and distributed $2.6 million to non-controlling interests.

Cash flows from financing activities for the year ended December 31, 2013 primarily included activity associated with debt proceeds, debt issuance costs, share repurchases, stock option exercises and payments to non-controlling interests. On May 7, 2013, we amended our senior secured term loan agreement to increase the principal amount of the senior secured term loan by $200.0 million and received $201.0 million, including a $1.0 million original issue premium. We also incurred debt issuance costs of $2.4 million in connection with the amendment. On December 9, 2013, we entered into the Second Amendment, the proceeds of which were used to refinance, in full, the $397.5 million of term loans outstanding and included an original issue discount of $0.5 million. We incurred an additional $0.8 million of debt issuance costs in connection with the Second Amendment. In 2013, we spent $141.0 million to repurchase our common stock and stock option exercises provided proceeds of $6.9 million. Also during 2013, we repaid $3.5 million of the borrowings under the senior secured term loan and $0.2 million of capital lease obligations and distributed $4.2 million to non-controlling interests.

Cash flows from financing activities for the year ended December 31, 2012 primarily included activity associated with debt proceeds, debt issuance costs, the distribution of cash in connection with the Separation of the Residential Asset Businesses, share repurchases, stock option exercises and payments to non-controlling interests. On November 27, 2012, we entered into a $200.0 million senior secured term loan, which included an original issue discount of $2.0 million, and incurred related debt issuance costs of $4.3 million. A total of $105.0 million of the senior secured term loan proceeds were distributed in December 2012 in connection with the Separation of the Residential Asset Businesses. In 2012, we spent $16.8 million to repurchase our common stock and stock option exercises provided proceeds of $3.2 million. Also during 2012, we distributed $7.1 million to non-controlling interests.

Liquidity Requirements after December 31, 2014

In November 2013, we completed the acquisition of Equator. The purchase agreement provided for the payment of up to $80 million in potential additional consideration determined based on Equator’s Adjusted EBITA (as defined in the purchase agreement) in the three consecutive 12-month periods following closing. Up to $22.5 million of this potential additional consideration could be earned in each of the first two 12-month periods, and up to $35.0 million could be earned in the third 12-month period. Any amounts earned upon the achievement of Adjusted EBITA thresholds are payable through 2017. We may, at our discretion, pay up to 20% of each payment of any of this potential additional consideration in shares of Company restricted stock, with the balance to be paid in cash. As of December 31, 2014, we estimated the fair value of the potential additional consideration related to the Equator acquisition to be $8.1 million. No payment was earned during the initial 12-month period. The amount ultimately paid will depend on Equator’s actual Adjusted EBITA in the three consecutive 12-month periods following closing.
On September 12, 2014, we acquired Mortgage Builder. The Mortgage Builder purchase agreement provides for the payment of up to $7.0 million in potential additional consideration based on Adjusted Revenue (as defined in the purchase agreement). We have estimated the fair value of the Mortgage Builder potential additional consideration to be $1.6 million as of December 31, 2014. The amount ultimately paid will depend on Mortgage Builder’s Adjusted Revenue (as defined in the Purchase and Sale Agreement) in the three consecutive 12-month periods following closing.
On November 21, 2014, we acquired Owners.com. The Owners.com purchase agreement provides for a payment of up to $7.0 million of potential additional consideration based on revenue earned in the two consecutive 12-month periods following closing. We have estimated the fair value of the Owners.com contingent consideration to be $1.9 million as of December 31, 2014. The amount ultimately paid will depend on Owners.com’s revenue earned in the two consecutive 12-month periods following closing.

During the first quarter of 2015, we expect to distribute $0.6 million to the Lenders One members representing non-controlling interests, repay $1.5 million of outstanding principal under the senior secured term loan and pay $6.7 million of interest expense under the senior secured term loan.
We believe that we will generate sufficient cash flows from operations to fund capital expenditures and required debt and interest payments for the next 12 months.
CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RECENT ACCOUNTING PRONOUNCEMENT

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. In applying many of these accounting principles, we need to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and judgments, however, are often subjective. Actual results may be negatively affected based on changing circumstances. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.

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

Revenue Recognition

We recognize revenue from the services we provide in accordance with ASC Topic 605, Revenue Recognition (“ASC Topic 605”). ASC Topic 605 sets forth guidance as to when revenue is realized or realizable and earned which is generally when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been performed; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. Generally, the contract terms for these services are relatively short in duration, and we recognize revenue as the services are performed either on a per unit or a fixed price basis.
In the Mortgage Services segment, we recognize revenue for the majority of the services we provide when the services have been performed. For default processing services and certain property preservation services, we recognize revenue over the period during which we perform the related services, with full recognition upon recording the related foreclosure deed or on closing of the related real estate transaction. We record revenue associated with real estate sales on a net basis as we perform services as an agent without assuming the risks and rewards of ownership of the asset and the commission earned on the sale is a fixed percentage.
In the Financial Services segment, we generally earn our fees for asset recovery management services as a percentage of the amount we collect on delinquent consumer receivables and charged-off mortgages on behalf of our clients and recognize revenue upon collection from the debtors. We also earn fees for packaging and selling charged-off mortgages and recognize revenue after the sale of the notes and once the risks and rewards of the mortgage notes are transferred to the purchasers. In addition, we provide customer relationship management services for which we earn and recognize revenue on a per-person, per-call or per-minute basis as the related services are performed.
In the Technology Services segment, we charge fees for our REALSuite platform based on the number of loans on the system or on a per-transaction basis. We record transactional revenue when the service is provided and other revenue monthly based on the number of loans processed or services provided. For Equator’s software applications, we recognize revenue from arrangements with multiple deliverables in accordance with ASC Subtopic 605-25, Revenue Recognition: Multiple-Element Arrangements (“ASC 605-25”), and Securities and Exchange Commission Staff Accounting Bulletin Topic 13, Revenue Recognition (“SAB Topic 13”). ASC 605-25 and SAB Topic 13 require each deliverable within a multiple-deliverable revenue arrangement to be accounted for as a separate unit if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the seller’s control. Deliverables not meeting the criteria for accounting treatment as a separate unit are combined with a deliverable that meets that criterion. Equator derives its revenue from platform services fees, professional services fees and other services. Equator does not begin to recognize revenue for platform services fees until these fees become billable, as the services fees are not fixed and determinable until such time. Platform services fees are recognized ratably over the shorter of the term of the contract with the customer or the minimum cancellation period. Professional services fees consist primarily of configuration services related to customizing the platform for individual customers and are generally billed as the hours are worked. Due to the essential and specialized nature of the configuration services, these services do not qualify as separate units of accounting separate from the platform services as the delivered services do not have value to the customer on a standalone basis. Therefore, the related fees are recorded as deferred revenue until the project configuration is complete and then recognized ratably over the longer of the term of the agreement or the estimated expected customer life. Other services consist primarily of training, including agent certification and consulting services. These services are generally sold separately and are recognized as revenue as the services are performed and earned. For Mortgage Builder software applications, we recognize subscription revenues ratably over the contract term, beginning on the commencement date of each contract. Revenues for usage-based transactions are generally recognized as the usage occurs, as that is the point when the fee becomes fixed or determinable.  Mortgage Builder generally invoices customers on a monthly basis. We provide IT infrastructure services to Ocwen, HLSS, Residential and AAMC and charge for these services primarily on a cost plus basis, based on the number of employees that are using the applicable systems and the number and type of licensed platforms used by Ocwen, HLSS, Residential and AAMC. We record revenue associated with implementation services upon completion of the services and we record revenue from maintenance activity ratably over the related service period.
Significant areas of judgment include the period over which we recognize property preservation revenue and certain default management services revenue.
Goodwill and Identifiable Intangible Assets
Goodwill
We evaluate goodwill for impairment annually during the fourth quarter or more frequently when an event occurs or circumstances change in a manner that indicates the carrying value may not be recoverable. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether we need to perform the quantitative two-step goodwill impairment test. Only if we determine, based on qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying value will we calculate the fair value of the reporting unit. We would then test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. The discounted cash flow method is based on the present value of projected cash flows. Forecasts of future cash flows are based on our estimate of future sales and operating expenses, based primarily on estimated pricing, sales volumes, market segment share, cost trends and general economic conditions. Certain estimates of discounted cash flows involve businesses with limited financial history and developing revenue models. The estimated cash flows are discounted using a rate that represents our weighted average cost of capital.
During 2014, as a result of the decline in fair value of the Equator Earn Out, management evaluated and determined that Equator goodwill should be tested for impairment. The decline in fair value of the Equator Earn Out was based on management’s estimate that the expected earnings of Equator would be lower than those projected at the time of acquisition. Consequently, we initiated a quantitative two-step goodwill impairment test by comparing the carrying value of the net assets of Equator to its fair value based on a discounted cash flow analysis. We determined, based on this assessment, that the fair value of Equator was less than its carrying value and the resulting Equator goodwill impairment was approximately $37.5 million, which is reflected as a component of SG&A in the consolidated statements of operations (see Note 18).

Because we recorded an impairment of goodwill during an interim period in 2014, we elected to bypass the initial analysis of qualitative factors and perform a quantitative two-step goodwill impairment test of all of our reporting units during our annual testing in the fourth quarter of 2014. For purposes of the annual goodwill impairment assessment, our reporting units are our reportable segments. We calculated the fair value of each of our reporting units by using a discounted cash flow analysis. As of December 31, 2014, the fair value of the Mortgage Services, Financial Services and Technology Services reporting units exceeded their carrying values by a significant margin. Consequently, we determined that no further goodwill impairment existed as of December 31, 2014. There were no goodwill impairments in 2013 or 2012.
Identifiable Intangible Assets
Identified intangible assets consist primarily of customer relationships, acquired trade names and trademarks. We perform tests for impairment if conditions exist that indicate the carrying value may not be recoverable. When facts and circumstances indicate that the carrying value of intangible assets determined to have definite lives may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of cash flows of discrete intangible assets consistent with models utilized for internal planning purposes. If the sum of the undiscounted expected future cash flows is less than the carrying value, we would recognize an impairment to the extent the carrying amount exceeds fair value. Based on the 2014, 2013 and 2012 cash flow analyses prepared by management for certain of the intangible assets, no impairments of intangible assets were recorded for the years ended December 31, 2014, 2013 and 2012.
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
Accounting for Income Taxes
We are subject to income taxes principally in Luxembourg, the United States, India and the Philippines. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and estimates for which the ultimate tax determination may vary from year to year. For example, our effective tax rates could be adversely affected by lower than anticipated earnings in countries where we have lower effective tax rates and higher than anticipated earnings in countries where we have higher effective tax rates, by changes in foreign currency exchange rates or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. We are subject to audits in various taxing jurisdictions, and such jurisdictions may assess additional income tax during an examination. Although we believe our recorded tax liabilities are sufficient to support our future tax liabilities, the final determination of tax audits and any related litigation could differ from the balances we have accrued.
Future Adoption of a New Accounting Pronouncement

In May 2014, FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This standard establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance.  The core principle of the new standard is an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This new standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early adoption is not permitted.  The Company is currently evaluating the impact this new guidance may have on its results of operations and financial position.

OTHER MATTERS

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of escrow and trust arrangements and operating leases.
We hold customers’ assets in escrow and trust accounts at various financial institutions pending completion of certain real estate activities. We also hold cash in trust accounts at various financial institutions where contractual obligations mandate maintaining dedicated bank accounts for Financial Services collections. These amounts are held in escrow and trust accounts for limited periods of time and are not included in the accompanying consolidated balance sheets. Amounts held in escrow and trust accounts were $62.5 million and $71.8 million at December 31, 2014 and 2013, respectively.

Contractual Obligations, Commitments and Contingencies

Our long-term contractual obligations generally include our long-term debt and operating lease payments on certain of our property and equipment. The following table sets forth information relating to our contractual obligations as of December 31, 2014:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Non-cancelable operating lease obligations	$63,478	$17,924	$27,198	$13,001	$5,355
Long-term debt	591,543	5,945	11,890	11,890	561,818
Contractual interest payments(1)	153,639	26,519	52,236	51,166	23,718

Total	$808,660	$50,388	$91,324	$76,057	$590,891

(1)	Represents estimated future interest payments on our senior secured term loan based on applicable interest rates as of December 31, 2014.
For further information, see Notes 14 and 22 to the consolidated financial statements.
Related Parties

Ocwen

For the years ended December 31, 2014, 2013 and 2012, we generated Mortgage Services segment revenue from Ocwen of $528.3 million, $421.3 million and $306.5 million, respectively. For the years ended December 31, 2014, 2013 and 2012, we generated Financial Services segment revenue from Ocwen of $27.1 million, $27.6 million and $0.2 million, respectively. Also, for the years ended December 31, 2014, 2013 and 2012, we generated Technology Services segment revenue from Ocwen of $95.4 million, $50.5 million and $31.2 million, respectively. Services provided to Ocwen during this period included residential property valuation, real estate asset management and sales, trustee management services, property inspection and preservation, insurance services, charge-off mortgage collections, IT infrastructure management services and software applications including our software platforms. We provided all services at rates we believe to be comparable to market rates.
We earn additional revenue on the portfolios serviced by Ocwen that is not considered related party revenue when a party other than Ocwen selects Altisource as the service provider. For the years ended December 31, 2014, 2013 and 2012, we recognized revenue of $256.0 million, $161.9 million and $125.4 million, respectively, on the portfolios serviced by Ocwen that are not considered related party revenue.
For the years ended December 31, 2014, 2013 and 2012, Ocwen billed us $38.6 million, $20.0 million and $13.5 million, respectively, for data access fees and contractor and/or employee costs under agreements described in Note 4 to the consolidated financial statements. These amounts are reflected as a component of cost of revenue in the consolidated statements of operations. On December 31, 2014, we notified Ocwen that we are canceling the Data Access and Services Agreement, effective March 31, 2015.

For the years ended December 31, 2014, 2013 and 2012, we billed Ocwen $4.5 million, $2.8 million and $2.7 million, respectively, and Ocwen billed us $6.1 million, $4.6 million and $3.2 million, respectively, for other services provided under the agreements described in Note 4 to the consolidated financial statements. These amounts are reflected as a component of SG&A in the consolidated statements of operations.
On December 27, 2012, we entered into a senior unsecured term loan agreement with Ocwen under which we loaned $75.0 million to Ocwen. Payments of interest were due quarterly at a rate per annum equal to the Eurodollar Rate (as defined in the agreement) plus 6.75%, provided that the Eurodollar Rate was not less than 1.50%. On February 15, 2013, Ocwen repaid the outstanding principal amount of this loan and all accrued and unpaid interest and the term loan was terminated. Interest income related to this loan was $0.8 million and $0.1 million for the years ended December 31, 2013 and 2012, respectively (no comparative amount for 2014).
On January 31, 2013, we entered into non-binding letters of intent with Ocwen to acquire certain fee-based businesses associated with Ocwen’s acquisitions of the Homeward and ResCap servicing portfolios. Ocwen acquired the Homeward servicing portfolio on December 27, 2012 and the ResCap servicing portfolio on February 15, 2013. Altisource acquired the Homeward fee-based businesses from Ocwen on March 29, 2013 (see Note 5 to the consolidated financial statements). Altisource entered into an agreement with Ocwen on April 12, 2013 to establish additional terms related to our services in connection with the ResCap fee- based businesses (see Note 5 to the consolidated financial statements).
Correspondent One and HLSS

In July 2011, we acquired an equity interest in Correspondent One. Correspondent One purchased closed conforming and government guaranteed residential mortgages from approved mortgage bankers. On March 31, 2013, we sold our 49% interest in Correspondent One to Ocwen for $12.6 million. For the years ended December 31, 2013 and 2012, we billed Correspondent One less than $0.1 million and $0.4 million, respectively (no comparative amount for 2014). These amounts are reflected as a component of SG&A in the consolidated statements of operations.  We also provided certain origination related services to Correspondent One. We earned revenue of $0.1 million and $0.3 million for the years ended December 31, 2013 and 2012, respectively, for these services (no comparative amount for 2014).

HLSS is a publicly traded company whose primary objective is the acquisition of mortgage servicing rights and related servicing advances, loans held for investment and other residential mortgage related assets. Under a support services agreement, we provide HLSS certain finance, human resources, tax and facilities services. For the years ended December 31, 2014, 2013 and 2012, we billed HLSS $0.9 million, $0.7 million and $0.6 million, respectively. These amounts are reflected as a component of SG&A in the consolidated statements of operations.

Residential and AAMC

Residential and AAMC were spun-off on December 21, 2012 and their equity was distributed to our shareholders on December 24, 2012 and they are each separate publicly traded companies. Residential is focused on acquiring and managing single family rental properties by acquiring sub-performing and non-performing residential mortgage loans as well as single family homes at or following the foreclosure sale throughout the United States. AAMC is an asset management company providing portfolio management and corporate governance services to Residential.

For purposes of governing certain ongoing relationships between Altisource, Residential and AAMC, we entered into certain agreements with Residential and AAMC. We have agreements to provide Residential with renovation management, lease management and property management services. In addition, we have agreements with Residential and AAMC to provide services such as finance, human resources, facilities, technology and insurance risk management. Further, we have separate agreements for certain services related to income tax matters, trademark licenses and technology services.

For the years ended December 31, 2014 and 2013, we billed Residential $16.0 million and $2.6 million, respectively (no comparative amount for 2012). This excludes revenue where we are retained by Ocwen to provide services to Residential’s loans serviced by Ocwen. That revenue is included in related party revenue from Ocwen. For the years ended December 31, 2014 and 2013, we billed AAMC $0.1 million and less than $0.1 million, respectively, under the services agreements described in Note 4 to the consolidated financial statements (no comparative amount for 2012). These amounts are reflected in revenue in the consolidated statements of operations. In addition, for the years ended December 31, 2014 and 2013, we billed AAMC $0.9 million and $0.5 million, respectively, under the services agreements described in Note 4 to the consolidated financial statements (no comparative amount for 2012). These amounts are reflected as a component of SG&A in the consolidated statements of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Our financial market risk consists primarily of interest rate risk and foreign currency exchange risk.
Interest Rate Risk
As of December 31, 2014, the interest rate charged on the senior secured term loan was 4.50%. The interest rate is calculated based on the Adjusted Eurodollar Rate (as defined in the senior secured term loan agreement) with a minimum floor of 1.00% plus 3.50%.

Based on the principal amount outstanding at December 31, 2014, a one percentage point increase in the Eurodollar rate would increase our annual interest expense by approximately $1.4 million, based on the December 31, 2014 Adjusted Eurodollar Rate. There would be no change in our annual interest expense if there was a one percentage point decrease in the Eurodollar Rate.

Foreign Currency Exchange Risk
We are exposed to currency risk from potential changes in currency values of our foreign currency denominated expenses, assets, liabilities and cash flows. Our most significant foreign currency exposure relates to the Indian Rupee. Based on expenses incurred in Indian Rupees during 2014, a one percentage point increase or decrease in value of the Indian Rupee in relation to the United States dollar would increase or decrease our annual expenses by $1.0 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Altisource Portfolio Solutions S.A.:

We have audited the accompanying consolidated balance sheets of Altisource Portfolio Solutions S.A. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, consolidated statements of equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Altisource Portfolio Solutions S.A. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, Ocwen Financial Corporation ("Ocwen"), a related party, is the Company's largest customer. As discussed in Note 22 to the consolidated financial statements, Ocwen has been and is subject to a number of pending federal and state regulatory matters and is subject to other challenges and uncertainties that could have significant adverse effects on Ocwen's business. Note 22 also discusses the potential implications of these uncertainties to the Company including those associated with the possible cessation of the continuing relationship with Ocwen.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the
Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Altisource Portfolio Solutions S.A.:

We have audited the internal control over financial reporting of Altisource Portfolio Solutions S.A. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting for the businesses and certain assets acquired and certain liabilities assumed of Mortgage Builder Software, Inc. and Owners Advantage, LLC which were acquired on September 12, 2014 and November 21, 2014, respectively, and whose combined financial statements constitute 5% of total assets and less than 1% of revenues and net income attributable to Altisource as reflected in the consolidated financial statement amounts as of and for the year ended December 31, 2014. Accordingly, our audit did not include the internal control over financial reporting for the businesses and certain assets acquired and certain liabilities assumed of Mortgage Builder Software, Inc. and Owners Advantage, LLC. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the
consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding significant transactions with Ocwen Financial Corporation (“Ocwen”), a related party and an emphasis of a matter related to Ocwen uncertainty.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 2, 2015

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$161,361	$130,324
Accounts receivable, net	112,183	104,787
Prepaid expenses and other current assets	23,567	10,996
Deferred tax assets, net	4,987	2,837
Total current assets	302,098	248,944

Premises and equipment, net	127,759	87,252
Deferred tax assets, net	—	622
Goodwill	90,851	99,414
Intangible assets, net	245,246	276,162
Other assets	22,267	17,658

Total assets	$788,221	$730,052

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$111,766	$84,706
Current portion of long-term debt	5,945	3,975
Deferred revenue	9,829	36,742
Other current liabilities	13,227	10,131
Total current liabilities	140,767	135,554

Long-term debt, less current portion	582,669	391,281
Deferred tax liabilities, net	2,694	—
Other non-current liabilities	20,648	45,476

Commitments, contingencies and regulatory matters (Note 22)

Equity:
Common stock ($1.00 par value; 25,413 shares authorized and issued, and 20,279 outstanding, as of December 31, 2014; 100,000 shares authorized, 25,413 issued and 22,629 outstanding as of December 31, 2013)	25,413	25,413
Additional paid-in capital	91,509	89,273
Retained earnings	367,967	239,561
Treasury stock, at cost (5,134 shares as of December 31, 2014 and 2,784 shares as of December 31, 2013)	(444,495)	(197,548)
Altisource equity	40,394	156,699

Non-controlling interests	1,049	1,042
Total equity	41,443	157,741

Total liabilities and equity	$788,221	$730,052

See accompanying notes to consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Consolidated Statements of Operations
(in thousands, except per share data)

	For the years ended December 31,
	2014	2013	2012

Revenue	$1,078,916	$768,357	$568,360
Cost of revenue	707,180	492,480	366,201

Gross profit	371,736	275,877	202,159
Selling, general and administrative expenses	201,282	113,810	74,712

Income from operations	170,454	162,067	127,447
Other income (expense), net:
Interest expense	(23,363)	(20,291)	(1,210)
Other income (expense), net	174	557	(1,588)
Total other income (expense), net	(23,189)	(19,734)	(2,798)

Income before income taxes and non-controlling interests	147,265	142,333	124,649
Income tax provision	(10,178)	(8,540)	(8,738)

Net income	137,087	133,793	115,911
Net income attributable to non-controlling interests	(2,603)	(3,820)	(5,284)

Net income attributable to Altisource	$134,484	$129,973	$110,627

Earnings per share:
Basic	$6.22	$5.63	$4.74
Diluted	$5.69	$5.19	$4.43

Weighted average shares outstanding:
Basic	21,625	23,072	23,358
Diluted	23,634	25,053	24,962

Transactions with related parties included above:
Revenue	$666,800	$502,087	$338,227
Cost of revenue	38,610	19,983	13,469
Selling, general and administrative expenses	(268)	569	(542)
Other income	—	773	86

See accompanying notes to consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Consolidated Statements of Equity
(in thousands)

	Altisource Equity					Non-controlling interests
	Common stock		Additional paid-in capital	Retained earnings	Treasury stock, at cost		Total
	Shares

Balance, January 1, 2012	25,413	$25,413	$83,229	$126,161	$(72,048)	$3,188	$165,943

Net income	—	—	—	110,627	—	5,284	115,911
Contributions from non-controlling interest holders	—	—	—	—	—	43	43
Distributions to non-controlling interest holders	—	—	—	—	—	(7,145)	(7,145)
Net assets distributed in connection with the Separation of the Residential Asset Businesses	—	—	—	(105,000)	—	—	(105,000)
Share-based compensation expense	—	—	3,644	—	—	—	3,644
Exercise of stock options	—	—	—	(7,661)	10,875	—	3,214
Repurchase of shares	—	—	—	—	(16,781)	—	(16,781)

Balance, December 31, 2012	25,413	25,413	86,873	124,127	(77,954)	1,370	159,829

Net income	—	—	—	129,973	—	3,820	133,793
Contributions from non-controlling interest holders	—	—	—	—	—	28	28
Distributions to non-controlling interest holders	—	—	—	—	—	(4,176)	(4,176)
Share-based compensation expense	—	—	2,400	—	—	—	2,400
Exercise of stock options	—	—	—	(14,539)	21,424	—	6,885
Repurchase of shares	—	—	—	—	(141,018)	—	(141,018)

Balance, December 31, 2013	25,413	25,413	89,273	239,561	(197,548)	1,042	157,741

Net income	—	—	—	134,484	—	2,603	137,087
Distributions to non-controlling interest holders	—	—	—	—	—	(2,596)	(2,596)
Share-based compensation expense	—	—	2,236	—	—	—	2,236
Exercise of stock options	—	—	—	(6,078)	8,766	—	2,688
Repurchase of shares	—	—	—	—	(255,713)	—	(255,713)

Balance, December 31, 2014	25,413	$25,413	$91,509	$367,967	$(444,495)	$1,049	$41,443

See accompanying notes to consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Consolidated Statements of Cash Flows
(in thousands)

	For the years ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$137,087	$133,793	$115,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,046	19,056	12,776
Amortization of intangible assets	37,680	28,176	5,030
Change in the fair value of Equator Earn Out	(37,924)	—	—
Goodwill impairment	37,473	—	—
Share-based compensation expense	2,236	2,400	3,644
Equity in losses of investment in affiliate	—	176	1,741
Bad debt expense	16,257	2,549	3,049
Amortization of debt discount	317	223	27
Amortization of debt issuance costs	1,151	958	57
Deferred income taxes	1,166	2,015	2,992
Loss on disposal of fixed assets	184	1,309	445
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(22,492)	(5,602)	(39,999)
Prepaid expenses and other current assets	(12,501)	(2,817)	(2,616)
Other assets	(1,750)	(1,586)	2,172
Accounts payable and accrued expenses	24,285	7,381	11,652
Other current and non-current liabilities	(14,722)	(2,557)	(352)
Net cash provided by operating activities	197,493	185,474	116,529

Cash flows from investing activities:
Additions to premises and equipment	(64,846)	(34,134)	(35,563)
Acquisition of businesses, net of cash acquired	(34,720)	(267,946)	—
Loan to Ocwen	—	—	(75,000)
Proceeds from loan to Ocwen	—	75,000	—
Proceeds from sale of equity affiliate	—	12,648	—
Other investing activities	(300)	(50)	—
Change in restricted cash	(1,402)	(1,462)	—
Net cash used in investing activities	(101,268)	(215,944)	(110,563)

Cash flows from financing activities:
Repayment of long-term debt and payments on capital lease obligations	(4,959)	(3,729)	(603)
Proceeds from issuance of long-term debt	198,000	200,502	198,000
Distribution of cash in connection with the Separation of the Residential Asset Businesses	—	—	(105,000)
Debt issuance costs	(2,608)	(3,200)	(4,317)
Proceeds from stock option exercises	2,688	6,885	3,214
Purchase of treasury stock	(255,713)	(141,018)	(16,781)
Contributions from non-controlling interests	—	28	43
Distributions to non-controlling interests	(2,596)	(4,176)	(7,145)
Net cash (used in) provided by financing activities	(65,188)	55,292	67,411

Net increase in cash and cash equivalents	31,037	24,822	73,377
Cash and cash equivalents at the beginning of the period	130,324	105,502	32,125

Cash and cash equivalents at the end of the period	$161,361	$130,324	$105,502

Supplemental cash flow information:
Interest paid	$21,829	$19,325	$1,134
Income taxes paid, net	13,340	3,671	4,912

Non-cash investing and financing activities:
(Decrease) increase in payables for purchases of premises and equipment	$(2,328)	$4,552	$2,457
Decrease in acquisition of businesses from subsequent working capital true-ups	(3,711)	(2,039)	—
Amortization of tax-deductible goodwill	—	—	3,334

See accompanying notes to consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements

NOTE 1 — ORGANIZATION

Description of Business - Altisource Portfolio Solutions S.A., together with its subsidiaries (which may be referred to as “Altisource,” the “Company,” “we,” “us” or “our”), is a premier marketplace and transaction solutions provider for the real estate, mortgage and consumer debt industries offering both distribution and content. We leverage proprietary business process, vendor and electronic payment management software and behavioral science based analytics to improve outcomes for marketplace participants.

We conduct our operations through three reportable segments: Mortgage Services, Financial Services and Technology Services.  In addition, we report our corporate related expenditures and eliminations separately (see Note 23 for a description of our business segments).

NOTE 2 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation - The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Intercompany and inter-segment transactions and accounts have been eliminated in consolidation.

Principles of Consolidation - The financial statements include the accounts of the Company, its wholly-owned subsidiaries and those entities in which we have a variable interest and are the primary beneficiary.

The Mortgage Partnership of America, L.L.C. (“MPA”), a wholly-owned subsidiary of Altisource, serves as the manager of Best Partners Mortgage Cooperative, Inc. doing business as Lenders One Mortgage Cooperative (“Lenders One”). MPA provides services to Lenders One under a management agreement that ends on December 31, 2025. MPA acts on behalf of Lenders One and its members principally to provide its members with education and training along with revenue enhancing, cost reducing and market share expanding opportunities. For providing these services, MPA receives payments from Lenders One, and in some instances the vendors, based primarily upon the benefits achieved for the members. The management agreement provides MPA with broad powers such as recruiting members for Lenders One, collection of fees and other obligations from members of Lenders One, processing of all rebates owed to Lenders One and negotiating and executing contracts with vendors including executing contracts on behalf of Lenders One.
The management agreement between MPA and Lenders One, pursuant to which MPA is the management company of Lenders One, represents a variable interest in a variable interest entity. MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact Lenders One’s economic performance and the obligation to absorb losses or the right to receive benefits from Lenders One. As a result, Lenders One is presented in the accompanying consolidated financial statements on a consolidated basis with the interests of the members reflected as non-controlling interests. As of December 31, 2014, Lenders One had total assets of $7.7 million and total liabilities of $6.7 million. As of December 31, 2013, Lenders One had total assets of $4.6 million and total liabilities of $3.5 million.

Correction of Immaterial Errors - As previously disclosed, during 2014 we determined that while we properly identified our related parties in previously issued financial statements, disclosures of certain immaterial related party expenses were omitted. We have corrected the previously presented disclosures of related party expenses in Note 4 - Transactions with Related Parties and on the face of the consolidated statements of operations for the years ended December 31, 2013 and 2012. The impact of correcting these items in the notes to the consolidated financial statements had the effect of:

•
increasing the amounts disclosed as related party cost of revenue from Ocwen Financial Corporation and its subsidiaries (“Ocwen”) by $20.0 million and $13.5 million for the years ended December 31, 2013 and 2012, respectively;

•
increasing the amounts disclosed as selling, general and administrative expenses from Ocwen billings to Altisource by $1.7 million and $0.7 million for the years ended December 31, 2013 and 2012, respectively;

•
decreasing the amounts disclosed as selling, general and administrative expenses from Altisource billings to Ocwen by $0.1 million and less than $0.1 million for the years ended December 31, 2013 and 2012, respectively; and

•
decreasing the amounts disclosed as selling, general and administrative expenses from Altisource billings to Altisource Asset Management Corporation (“AAMC”) by $0.5 million for the year ended December 31, 2013 (no adjustment for the year ended December 31, 2012).

Correcting these items on the face of the consolidated statements of operations resulted in the disclosure of related party cost of revenue of $20.0 million and $13.5 million for the years ended December 31, 2013 and 2012, respectively, and a decrease in

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

previously disclosed related party selling, general and administrative expenses by $2.4 million and $3.0 million for the years ended December 31, 2013 and 2012, respectively.

In accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections, the Company evaluated the effect of the disclosure and presentation errors on its previously issued annual and quarterly financial statements, both qualitatively and quantitatively, and concluded that the related party disclosures in the Company’s previously issued annual and quarterly financial statements are not materially misstated.

Use of Estimates - The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, determining share-based compensation, income taxes, collectability of receivables, valuation of acquired intangibles and goodwill, depreciable lives of fixed assets and contingencies. Actual results could differ materially from those estimates.

Cash and Cash Equivalents - We classify all highly liquid instruments with an original maturity of three months or less at the time of purchase as cash equivalents.
Accounts Receivable, Net - Accounts receivable are net of an allowance for doubtful accounts that represents an amount that we estimate to be uncollectible. We have estimated the allowance for doubtful accounts based on our historical write-offs, our analysis of past due accounts based on the contractual terms of the receivables and our assessment of the economic status of our customers, if known. The carrying value of accounts receivable, net, approximates fair value.
Premises and Equipment, Net - We report premises and equipment, net at cost or estimated fair value at acquisition and depreciate these assets over their estimated useful lives using the straight-line method as follows:

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
We review premises and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. We measure recoverability of assets to be held and used by comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, we recognize an impairment charge for the amount that the carrying value of the asset or asset group exceeds the fair value of the asset or asset group.
Computer software includes the fair value of software acquired in business combinations and purchased software. Purchased software is recorded at cost and amortized using the straight-line method over its estimated useful life. Software acquired in business combinations is recorded at its fair value and amortized using the straight-line method over its estimated useful life.
Business Combinations - We account for acquisitions using the purchase method of accounting in accordance with ASC Topic 805, Business Combinations. The purchase price of an acquisition is allocated to the assets acquired and liabilities assumed using the fair values as of the acquisition date.
Investment in Equity Affiliates - We utilize the equity method to account for investments in equity securities where we have the ability to exercise significant influence over operating and financial policies of the investee. We include a proportionate share of losses of equity method investees in equity losses of affiliates, net which is included in other income (expense), net in the consolidated statements of operations. We review investments in equity affiliates for an other than temporary impairment whenever events or circumstances indicate that the carrying value is greater than the fair value of the investment and the loss is other than a temporary decline.
Goodwill - Goodwill represents the excess cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. We evaluate goodwill for impairment annually during the fourth

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

quarter or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether we need to perform the quantitative two-step goodwill impairment test. Only if we determine, based on qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying value will we calculate the fair value of the reporting unit. We would then test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. The discounted cash flow method is based on present value of projected cash flows. Forecasts of future cash flows are based on our estimate of future sales and operating expenses, based primarily on estimated pricing, sales volumes, market segment share, cost trends and general economic conditions. Certain estimates of discounted cash flows involve businesses with limited financial history and developing revenue models. The estimated cash flows are discounted using a rate that represents our weighted average cost of capital.

Because we recorded an impairment of goodwill during an interim period in 2014 (see Note 5), we elected to bypass the initial analysis of qualitative factors and perform a quantitative two-step goodwill impairment test of all of our reporting units during our annual assessment in the fourth quarter of 2014. For purposes of the annual goodwill impairment assessment, our reporting units are our reportable segments. We calculated the fair value of each of our reporting units by using a discounted cash flow analysis. As of December 31, 2014, the fair value of the Mortgage Services, Financial Services and Technology Services reporting units exceeded their carrying values by a significant margin. Consequently, we determined that no further goodwill impairment exists as of December 31, 2014. There were no goodwill impairments in 2013 or 2012.
Intangible Assets, Net - Identifiable intangible assets acquired in business combinations are recorded based on their fair values at the date of acquisition. We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any arrangements, the history of the asset, our long-term strategy for use of the asset and other economic factors. We amortize intangible assets that we deem to have definite lives in proportion to actual and expected customer revenues or on a straight-line basis over their useful lives, generally ranging from 5 to 20 years.
We perform tests for impairment if conditions exist that indicate the carrying value may not be recoverable. When facts and circumstances indicate that the carrying value of intangible assets determined to have definite lives may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of cash flows of discrete intangible assets consistent with models utilized for internal planning purposes. If the sum of the undiscounted expected future cash flows is less than the carrying value, we would recognize an impairment to the extent the carrying amount exceeds fair value. Based on the 2014, 2013 and 2012 cash flow analyses prepared by management for certain of the intangible assets, no impairment of intangible assets was recorded for the years ended December 31, 2014, 2013 and 2012.
Debt Issuance Costs - Debt issuance costs are capitalized and amortized to interest expense through maturity of the related debt using the effective interest method.

Long-Term Debt - Long-term debt is reported net of applicable discount or premium. The debt discount or premium is amortized to interest expense through maturity of the related debt using the effective interest method.

Fair Value Measurements - Fair value is defined as an exit price, representing the amount that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs used in the methodologies of measuring fair value for assets and liabilities, is as follows:

Level 1 — Quoted prices in active markets for identical assets and liabilities
Level 2 — Observable inputs other than quoted prices included in Level 1
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities.

Financial assets and financial liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Our assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

Functional Currency - The currency of the primary economic environment in which our operations are conducted is the United States dollar. Therefore, the United States dollar has been determined to be our functional and reporting currency. Non-United

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

States dollar transactions and balances have been measured in United States dollars in accordance with ASC Topic 830, Foreign Currency Matters. All transaction gains and losses from the measurement of monetary balance sheet items denominated in non-United States dollar currencies are reflected in the statement of operations as income or expenses, as appropriate.

Defined Contribution 401(k) Plan - Some of our employees currently participate in a defined contribution 401(k) plan under which we may make matching contributions equal to a discretionary percentage determined by us. We recorded expense of $0.9 million, $0.4 million and $0.2 million for the years ended December 31, 2014, 2013 and 2012, respectively, related to our discretionary amounts contributed.
Share-Based Compensation - Share-based compensation is accounted for under the provisions of ASC Topic 718, Compensation - Stock Compensation. Under ASC Topic 718, the cost of employee services received in exchange for an award of equity instruments is generally measured based on the grant-date fair value of the award. Share-based awards that do not require future service are expensed immediately. Share-based employee awards that require future service are recognized over the relevant service period. Further, as required under ASC Topic 718, we estimate forfeitures for share-based awards that are not expected to vest.
Earnings Per Share - We compute earnings per share (“EPS”) in accordance with ASC Topic 260, Earnings Per Share. Basic net income per share is computed by dividing net income attributable to Altisource by the weighted average number of shares of common stock outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities.
Revenue Recognition - We recognize revenue from the services we provide in accordance with ASC Topic 605, Revenue Recognition. ASC Topic 605 sets forth guidance as to when revenue is realized or realizable and earned, which is generally when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been performed; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. Generally, the contract terms for these services are relatively short in duration, and we recognize revenue as the services are performed either on a per unit or a fixed price basis. Specific policies for each of our reportable segments are as follows:
Mortgage Services segment: We recognize revenue for the majority of the services we provide when the services have been performed. For default processing services and certain property preservation services, we recognize revenue over the period during which we perform the related services, with full recognition upon recording the related foreclosure deed or on closing of the related real estate transaction. We record revenue associated with real estate sales on a net basis as we perform services as an agent without assuming the risks and rewards of ownership of the asset and the commission earned on the sale is a fixed percentage. Reimbursable expenses of $137.4 million, $102.0 million and $95.6 million incurred for the years ended December 31, 2014, 2013 and 2012, respectively, are included in revenue with an equal offsetting expense included in cost of revenue primarily related to our property preservation and default processing services. These amounts are recognized on a gross basis, principally because we have complete control over selection of vendors and the vendor relationship is with us, rather than with our customers.
Financial Services segment: We generally earn our fees for asset recovery management services as a percentage of the amount we collect on delinquent consumer receivables and charged-off mortgages on behalf of our clients and recognize revenue upon collection from the debtors. We also earn fees for packaging and selling charged-off mortgages and recognize revenue after the sale of the notes and once the risks and rewards of the mortgage notes are transferred to the purchasers. In addition, we provide customer relationship management services for which we earn and recognize revenue on a per-call, per-person or per-minute basis as the related services are performed.
Technology Services segment: For our REALSuite platform, we charge based on the number of loans on the system or on a per-transaction basis. We record transactional revenue when the service is provided and other revenue monthly based on the number of loans processed or services provided.
For Equator, LLC’s (“Equator”) software applications, we recognize revenue from arrangements with multiple deliverables in accordance with ASC Subtopic 605-25, Revenue Recognition: Multiple-Element Arrangements (“ASC 605-25”), and Securities and Exchange Commission Staff Accounting Bulletin Topic 13, Revenue Recognition (“SAB Topic 13”). ASC 605-25 and SAB Topic 13 require each deliverable within a multiple-deliverable revenue arrangement to be accounted for as a separate unit if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the seller’s control. Deliverables not meeting the criteria for accounting treatment as a separate unit are combined with a deliverable that meets that criterion. Equator derives its revenue from platform services fees, professional services fees and other services. Equator does not begin to recognize revenue for platform services fees until these fees become billable, as the services fees are not fixed and determinable until such time.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

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

For Mortgage Builder Software, Inc. (“Mortgage Builder”) software applications, we recognize subscription revenues ratably over the contract term, beginning on the commencement date of each contract. Revenues for usage-based transactions are generally recognized as the usage occurs, as that is the point when the fee becomes fixed or determinable.  Mortgage Builder generally invoices customers on a monthly basis.

We provide information technology (“IT”) infrastructure services to Ocwen, Home Loan Servicing Solutions, Ltd. (“HLSS”), Altisource Residential Corporation (“Residential”) and AAMC and charge for these services primarily based on the number of employees that are using the applicable systems and the number and type of licensed platforms used by Ocwen, HLSS, Residential and AAMC. We record revenue associated with implementation services upon completion and maintenance ratably over the related service period.
Income Taxes - We account for certain income and expense items differently for financial purposes and income tax purposes. We recognize deferred income tax assets and liabilities for these differences between the financial reporting basis and the tax basis of our assets and liabilities as well as expected benefits of utilizing net operating loss and credit carryforwards. The most significant temporary differences relate to accrued compensation, amortization and loss and credit carryforwards. We measure deferred income tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we anticipate recovery or settlement of those temporary differences. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions including evaluating uncertainties under ASC Topic 740, Income Taxes (“ASC Topic 740”).

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

NOTE 3 — SEPARATION OF RESIDENTIAL ASSET BUSINESSES

On December 21, 2012, we completed the spin-offs of two wholly-owned subsidiaries, AAMC and Residential, into separate publicly traded companies (the “Separation of the Residential Asset Businesses”).

On December 24, 2012, Altisource shareholders of record as of December 17, 2012 received a pro rata distribution of:

•	one share of Residential common stock for every three shares of Altisource common stock held;

•	one share of AAMC common stock for every ten shares of Altisource common stock held; and

•	cash in lieu of fractional Residential and AAMC shares.

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

We incurred $2.7 million of expenses for the year ended December 31, 2012 representing salaries of certain employees who became employees of AAMC after the separation (included in cost of revenue) and advisory expenses (included in selling, general and administrative expenses) incurred in connection with the Separation of the Residential Asset Businesses. These expenses are included in our Mortgage Services segment (no comparative amounts for 2014 and 2013).

Impact on Share-Based Compensation

The exercise price of each outstanding stock option of Altisource was adjusted to reflect the value of Residential and AAMC common stock distributed to Altisource shareholders. On the separation date, all holders of Altisource stock options received the following:

•
stock options (issued by Residential and AAMC) to acquire the number of shares of Residential or AAMC common stock equal to the product of (a) the number of Altisource stock options held on the separation date and (b) the distribution ratio of one share of Residential common stock for every three shares of Altisource common stock and one share of AAMC stock for every ten shares of Altisource common stock; and

•	an adjusted Altisource stock option, with a reduced exercise price per stock option.

NOTE 4 — TRANSACTIONS WITH RELATED PARTIES

Through January 16, 2015, William C. Erbey served as our Chairman as well as the Executive Chairman of Ocwen and Chairman of each of HLSS, Residential and AAMC. Effective January 16, 2015, Mr. Erbey stepped down as the Executive Chairman of Ocwen and Chairman of each of Altisource, HLSS, Residential and AAMC and is no longer a member of the Board of Directors for any of these companies. As of December 31, 2014, Mr. Erbey owned or controlled approximately 29% of the common stock of Altisource, approximately 14% of the common stock of Ocwen, approximately 1% of the common stock of HLSS, approximately 4% of the common stock of Residential and approximately 28% of the common stock of AAMC. As of December 31, 2014, Mr. Erbey also held 873,501 options to purchase Altisource common stock (all of which were exercisable), 3,620,498 options to purchase Ocwen common stock (3,370,498 of which were exercisable) and 87,350 options to purchase AAMC common stock (all of which were exercisable). Accordingly, as a result of Mr. Erbey’s positions and the continuing common ownership, these companies have been and are related parties of Altisource.

Ocwen

Revenue
Ocwen is our largest customer. Ocwen purchases certain mortgage services and technology services from us under the terms of the master services agreements and amendments to the master services agreements (collectively, the “Service Agreements”) with terms extending through August 2025. The Service Agreements, among other things, contain a “most favored nation” provision and the parties to the Service Agreements have the right to renegotiate pricing. In connection with our March 29, 2013 acquisition from Ocwen of the fee-based businesses of Homeward Residential, Inc. (“Homeward”) and the April 12, 2013 transaction with Ocwen related to the fee-based businesses of Residential Capital, LLC (“ResCap”) (see Note 5), our Service Agreements with Ocwen were amended to extend the term from 2020 to 2025. Further, as part of the amendments, Ocwen agreed not to establish similar fee-based businesses that would directly or indirectly compete with Altisource’s services with respect to the Homeward and ResCap businesses. During 2014, we agreed with Ocwen to apply a negligence standard with respect to indemnification obligations arising out of property preservation and inspection services. Previously, Altisource and Ocwen applied a gross negligence standard with respect to these indemnification obligations. The impact of changing the negligence standard did not have a material effect on our results of operations. In addition, Ocwen purchases certain origination services from Altisource under an agreement that extends through January 2017, subject to termination under certain conditions. We settle amounts with Ocwen on a daily, weekly or monthly basis depending upon the nature of the service and when the service is provided.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

Related party revenue primarily consists of revenue earned directly from Ocwen and revenue earned from the loans serviced by Ocwen when Ocwen designates us as the service provider. Related party revenue from Ocwen as a percentage of segment and consolidated revenue was as follows for the years ended December 31:

	2014	2013	2012

Mortgage Services	67%	71%	68%
Financial Services	27%	30%	<1%
Technology Services	41%	49%	42%
Consolidated revenue	60%	65%	59%

We record revenue we earn from Ocwen under the Service Agreements at rates we believe to be market rates as we believe they are consistent with the fees we charge to other customers for comparable services and/or fees charged by our competitors.

We earn additional revenue on the portfolios serviced by Ocwen that is not considered related party revenue when a party other than Ocwen selects Altisource as the service provider. For the years ended December 31, 2014, 2013 and 2012, we recognized revenue of $256.0 million, $161.9 million and $125.4 million, respectively, on the portfolios serviced by Ocwen that are not considered related party revenue.

Cost of Revenue

At times, we use Ocwen’s contractors and/or employees to support Altisource related services. Ocwen generally bills us for these contractors and/or employees based on their fully-allocated cost. Additionally, we purchase certain data relating to Ocwen’s servicing portfolio in connection with a Data Access and Services Agreement. The Data Access and Services Agreement may be renegotiated and may be cancelled by either Altisource or Ocwen with 90 days prior written notice. Ocwen bills us a per asset fee for this data. For the years ended December 31, 2014, 2013 and 2012, Ocwen billed us $38.6 million, $20.0 million and $13.5 million, respectively. These amounts are reflected as a component of cost of revenue in the consolidated statements of operations. On December 31, 2014, we notified Ocwen that we are canceling the Data Access and Services Agreement, effective March 31, 2015.

Selling, General and Administrative Expenses

We provided certain other services to Ocwen and Ocwen provided certain other services to us in connection with Support Services Agreements. These services include such areas as human resources, vendor management, vendor oversight, corporate services, operational effectiveness, quality assurance, quantitative analytics, tax and treasury. The Support Services Agreement with Ocwen Mortgage Servicing, Inc. extends through September 2018 with automatic one-year renewals thereafter. The Support Services Agreement with Ocwen Financial Corporation extends through October 2017 with automatic one-year renewals thereafter. Billings for these services were generally based on the fully-allocated cost of providing the service based on an estimate of the time and expense of providing the service or estimates thereof. For the years ended December 31, 2014, 2013 and 2012, we billed Ocwen $4.5 million, $2.8 million and $2.7 million, respectively, and Ocwen billed us $6.1 million, $4.6 million and $3.2 million, respectively. These amounts are reflected as a component of selling, general and administrative expenses in the consolidated statements of operations.

Unsecured Term Loan

On December 27, 2012, we entered into a senior unsecured term loan agreement with Ocwen under which we loaned $75.0 million to Ocwen.  Payments of interest were due quarterly at a rate per annum equal to the Eurodollar Rate (as defined in the agreement) plus 6.75%, provided that the Eurodollar Rate was not less than 1.50%.  On February 15, 2013, Ocwen repaid the outstanding principal amount of this loan and all accrued and unpaid interest and the term loan was terminated.  Interest income related to this loan was $0.8 million and $0.1 million for the years ended December 31, 2013 and 2012, respectively (no comparative amount for 2014).

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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

businesses from Ocwen on March 29, 2013 (see Note 5). Altisource entered into an agreement with Ocwen on April 12, 2013 to establish additional terms related to our services in connection with the ResCap fee-based businesses (see Note 5).

Correspondent One and HLSS

In July 2011, we acquired an equity interest in Correspondent One S.A. (“Correspondent One”). Correspondent One purchased closed conforming and government guaranteed residential mortgages from approved mortgage bankers. On March 31, 2013, we sold our 49% interest in Correspondent One to Ocwen for $12.6 million.  Prior to the sale to Ocwen, we provided Correspondent One certain finance, human resources, legal support, facilities, technology, vendor management and insurance risk management services under a support services agreement. For the years ended December 31, 2013 and 2012, we billed Correspondent One less than $0.1 million and $0.4 million, respectively (no comparative amount for 2014).  These amounts are reflected as a component of selling, general and administrative expenses in the consolidated statements of operations. We also provided certain origination related services to Correspondent One. We earned revenue of $0.1 million and $0.3 million for the years ended December 31, 2013 and 2012, respectively, for these services (no comparative amount for 2014).

HLSS is a publicly traded company whose primary objective is the acquisition of mortgage servicing rights and related servicing advances, loans held for investment and other residential mortgage related assets. Under a support services agreement, we provide HLSS certain finance, human resources, tax and facilities services. For the years ended December 31, 2014, 2013 and 2012, we billed HLSS $0.9 million, $0.7 million and $0.6 million, respectively. These amounts are reflected as a component of selling, general and administrative expenses in the consolidated statements of operations.

Residential and AAMC

Residential and AAMC were spun-off on December 21, 2012 and their equity was distributed to our shareholders on December 24, 2012 and they are each separate publicly traded companies. Residential is focused on acquiring and managing single family rental properties by acquiring sub-performing and non-performing residential mortgage loans as well as single family homes at or following the foreclosure sale throughout the United States. AAMC is an asset management company providing portfolio management and corporate governance services to Residential.
For purposes of governing certain ongoing relationships between Altisource, Residential and AAMC, we entered into certain agreements with Residential and AAMC. We have agreements to provide Residential with renovation management, lease management and property management services. In addition, we have agreements with Residential and AAMC to provide services such as finance, human resources, facilities, technology and insurance risk management. Further, we have separate agreements for certain services related to income tax matters, trademark licenses and technology services.

For the years ended December 31, 2014 and 2013, we billed Residential $16.0 million and $2.6 million, respectively (no comparative amount for 2012). This excludes revenue where we are retained by Ocwen to provide services to Residential’s loans serviced by Ocwen. That revenue is included in related party revenue from Ocwen. For the years ended December 31, 2014 and 2013, we billed AAMC $0.1 million and less than $0.1 million, respectively, under the services agreements (no comparative amount for 2012). These amounts are reflected in revenue in the consolidated statements of operations. In addition, for the years ended December 31, 2014 and 2013, we billed AAMC $0.9 million and $0.5 million, respectively, under the services agreements (no comparative amount for 2012). These amounts are reflected as a component of selling, general and administrative expenses in the consolidated statements of operations.

NOTE 5 — ACQUISITIONS

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

Since the acquisition date, management adjusted the purchase price allocation and assigned associated asset lives based upon information that has become available. In addition to the working capital adjustment, we also reduced premises and equipment by $1.2 million based on a post-acquisition detailed analysis of software licenses received and increased current liabilities by $2.0 million based on a subsequent detailed analysis of obligations payable as of the closing date, which we paid in 2014. Consequently,

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

the Company retrospectively adjusted the fair value of the assets acquired and liabilities assumed in the consolidated balance sheet as of December 31, 2013 as well as disclosed the corresponding amount of non-cash investing and financing activities in the consolidated statement of cash flows for the year ended December 31, 2013.

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

Equator Acquisition

On November 15, 2013, we completed the acquisition of all of the outstanding limited liability company interests of Equator pursuant to a Purchase and Sale Agreement dated August 19, 2013 (the “Purchase Agreement”).  Pursuant to the terms of the Purchase Agreement, we paid $63.4 million at closing in cash (net of closing working capital adjustments), subject to certain post-closing adjustments based on current assets and current liabilities of Equator at closing. After the acquisition date, management adjusted the purchase price allocation based upon information that has subsequently become available relating to acquisition date working capital, resulting in an obligation of the Company to pay the sellers an additional $3.7 million. Consequently, the Company retrospectively adjusted the fair value of the assets acquired and liabilities assumed in the consolidated balance sheet as of December 31, 2013 as well as disclosed the corresponding amount of non-cash investing and financing activities in the consolidated statement of cash flows for the year ended December 31, 2014.

The Purchase Agreement also provided for the payment of up to $80 million in potential additional consideration (“Equator Earn Out”). The Equator Earn Out will be determined based on Equator’s Adjusted EBITA (as defined in the Purchase Agreement) in the three consecutive 12-month periods following closing. Up to $22.5 million of the Equator Earn Out could be earned in each of the first two 12-month periods, and up to $35.0 million could be earned in the third 12-month period.  Any amounts earned upon the achievement of Adjusted EBITA thresholds are payable through 2017.  We may, at our discretion, pay up to 20% of each

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

payment of any of the Equator Earn Out in shares of Company restricted stock, with the balance to be paid in cash. As of the closing date, we estimated the fair value of the Equator Earn Out to be $46.0 million, determined based on the present value of future estimated Equator Earn Out payments at such date, which has subsequently been reduced to $8.1 million, as further described below. The acquisition date fair value of the Equator Earn Out is included as a component of the purchase price of Equator.

The final adjusted allocation of the purchase price is as follows:

	Initial purchase price allocation	Adjustments	Adjusted purchase price allocation
(in thousands)

Accounts receivable	$9,293	$3,490	$12,783
Prepaid expenses and other current assets	954	(393)	561
Premises and equipment	16,974	—	16,974
Customer relationships, trademarks and trade names	43,393	—	43,393
Goodwill	82,460	—	82,460
Other non-current assets	242	78	320
Assets acquired	153,316	3,175	156,491
Accounts payable and accrued expenses	(7,232)	536	(6,696)
Deferred revenue	(36,689)	—	(36,689)
Liabilities assumed	(43,921)	536	(43,385)

Purchase price	$109,395	$3,711	$113,106

Estimated life (in years)

Premises and equipment (excluding internally developed software)	3 - 5
Internally developed software (included in premises and equipment)	7
Customer relationships (weighted average)	15
Trade names	4

In accordance with ASC Topic 805, Business Combinations, the liability for contingent consideration is reflected at fair value and adjusted each reporting period with the change in fair value recognized in earnings. During 2014, the fair value of the contingent consideration related to the Equator acquisition was reduced by $37.9 million with a corresponding increase in earnings based on management’s revised estimates that expected earnings of Equator will be lower than projected at the time of acquisition. The reduction in fair value was recorded in 2014 and is reflected as a reduction of selling, general and administrative expenses in the consolidated statements of operations.

As a result of the decline in fair value of the Equator Earn Out, management evaluated and determined that Equator goodwill should be tested for impairment. Consequently, we initiated a quantitative two-step goodwill impairment test by comparing the carrying value of the net assets of Equator to its fair value based on a discounted cash flow analysis. In 2014, based on our goodwill assessment, we determined that the fair value of Equator was less than its carrying value and goodwill was impaired. Consequently, we recorded an impairment loss of $37.5 million, which is reflected as a component of selling, general and administrative expenses in the consolidated statements of operations (see Note 18).

The following table presents the impact of the change in the fair value of the Equator Earn Out and Equator goodwill impairment for the year ended December 31, 2014, which are included in selling, general and administrative expenses in the consolidated statements of operations:

(in thousands)

Change in the fair value of Equator Earn Out	$(37,924)
Goodwill impairment	37,473

$(451)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

The following tables present the unaudited pro forma consolidated results of operations for the years ended December 31, 2013 and 2012 as if the Homeward fee-based business, ResCap fee-based business and Equator transactions had occurred at the beginning of the periods presented.

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

The unaudited pro forma information presents the combined operating results of Altisource and the Homeward fee-based business, ResCap fee-based business and Equator. The Homeward fee-based business, ResCap fee-based business and Equator operating results were derived from their historical financial statements for the most comparable periods available. The results prior to the acquisition dates have been adjusted to include the pro forma impact of the adjustment of amortization of the acquired intangible assets based on the purchase price allocations, the adjustment of interest expense reflecting the portion of our senior secured term loan used in the Homeward fee-based business, ResCap fee-based business and Equator transactions and to reflect the impact of income taxes on the pro forma adjustments utilizing Altisource’s effective income tax rate.

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

Mortgage Builder Acquisition

On September 12, 2014, we acquired certain assets and assumed certain liabilities of Mortgage Builder pursuant to a Purchase and Sale Agreement dated July 18, 2014 (the “Purchase and Sale Agreement”). Mortgage Builder is a provider of residential mortgage loan origination and servicing software systems. Pursuant to the terms of the Purchase and Sale Agreement, we paid $15.7 million at closing in cash (net of closing working capital adjustments). Additionally, the Purchase and Sale Agreement provides for the payment of up to $7.0 million in potential additional consideration (the “MB Earn Out”) based on Adjusted Revenue (as defined in the Purchase and Sale Agreement) in the three consecutive 12-month periods following closing. At closing, we estimated the fair value of the MB Earn Out to be $1.6 million, determined based on the present value of future estimated MB Earn Out payments. The Mortgage Builder acquisition is not material in relation to the Company’s results of operations or financial position.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

The preliminary allocation of the purchase price is as follows:

(in thousands)

Cash	$726
Accounts receivable, net	1,120
Prepaid expenses	38
Premises and equipment, net	553
Software	1,509
Trademarks and trade names	209
Customer relationship	4,824
Goodwill	9,135
18,114
Accounts payable and accrued expenses	(881)

Purchase price	$17,233

Owners.com Acquisition

On November 21, 2014, we acquired certain assets and assumed certain liabilities of Owners Advantage, LLC (“Owners.com”). Owners.com is a self-directed online real estate marketplace. We paid $19.8 million at closing in cash plus contingent consideration of up to an additional $7.0 million over two years (“Owners.com Earn Out”). At closing, we estimated the fair value of the Owners.com Earn Out to be $1.9 million determined based on the present value of future estimated Owners.com Earn Out payments. The Owners.com acquisition is not material in relation to the Company’s results of operations or financial position.

The preliminary allocation of the purchase price is as follows:

(in thousands)

Accounts receivable, net	$41
Prepaid expenses	32
Software	501
Trademarks and trade names	1,431
Goodwill	19,775
21,780
Accounts payable	(41)

Purchase price	$21,739

NOTE 6 — FAIR VALUE

Fair Value Measurements on a Recurring Basis

The Company had no assets carried at fair value and its liabilities carried at fair value consist of the acquisition related contingent consideration as of December 31, 2014 and 2013. The liabilities for acquisition related contingent consideration were recorded in connection with the acquisitions of Equator in 2013 and Mortgage Builder and Owners.com in 2014. The fair values of the liabilities for acquisition related contingent consideration were $11.6 million and $46.0 million as of December 31, 2014 and 2013, respectively. We measured the liabilities for acquisition related contingent consideration using Level 3 inputs as they are determined based on the present value of future estimated payments, which included sensitivities pertaining to discount rates and financial projections.

For the year ended December 31, 2014, the Company recorded acquisition related contingent consideration in connection with the acquisitions of Mortgage Builder and Owners.com of $1.9 million and $1.6 million, respectively (see Note 5).  Additionally, the Company recorded a change in the fair value of the Equator acquisition related contingent consideration of $37.9 million (see Note 5), which is reflected as a reduction in selling, general and administrative expenses in the consolidated statements of operations.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

For the year ended December 31, 2013, the Company recorded acquisition related contingent consideration of $46.0 million related to the acquisition of Equator.  There were no gains or losses from the valuation of this contingent consideration during the year ended December 31, 2013.
There were no transfers in or out of the Level 3 fair value hierarchy for the years ended December 31, 2014 and 2013. There were no comparative amounts in 2012.
Fair Value Measurements on a Nonrecurring Basis

The Company recorded a $37.5 million impairment of its goodwill balance during the year ended December 31, 2014 based on a fair value measurement. The goodwill impairment charge is included in selling, general and administrative expenses in the consolidated statements of operations. This fair value measurement was based on inputs classified as Level 3 in the valuation hierarchy. See Note 5.

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair value of financial instruments held by the Company at December 31, 2014 and 2013 that are not carried at fair value. The fair values are estimated using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	December 31, 2014				December 31, 2013
(in thousands)	Carrying Amount	Fair Value			Carrying Amount	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3

Cash and cash equivalents	$161,361	$161,361	$—	$—	$130,324	$130,324	$—	$—
Restricted cash	3,022	3,022	—	—	1,620	1,620	—	—
Long-term debt	591,543	—	467,319	—	396,503	—	396,503	—

Our financial assets and liabilities primarily include cash and cash equivalents, restricted cash and long-term debt. Cash and cash equivalents and restricted cash are carried at amounts that approximate their fair value due to the short-term nature of these instruments. The fair value for cash and cash equivalents and restricted cash was measured using Level 1 inputs. The fair value of our long-term debt as of December 31, 2014 is based on quoted market prices. However, we do not believe that there is an active market for our debt, based on the frequency of trading; therefore, the quoted prices are considered Level 2 inputs. Our prior year long-term debt was refinanced on December 9, 2013 (see Note 14), and therefore, represents fair value at December 31, 2013.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

NOTE 7 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following as of December 31:

(in thousands)	2014	2013 (1)

Billed
Non-related parties	$37,576	$41,011
Ocwen	22,831	11,658
HLSS	86	83
AAMC	129	1,347
Residential	11,320	547
Other receivables	1,590	1,643
	73,532	56,289
Unbilled
Non-related parties	46,775	44,102
Ocwen	14,551	10,027
	134,858	110,418
Less: allowance for doubtful accounts	(22,675)	(5,631)

Total	$112,183	$104,787

(1) December 31, 2013 accounts receivable has been revised to reflect a purchase accounting measurement period adjustment related to the Equator acquisition. See Note 5.
Unbilled receivables consist primarily of asset management and default management services for which we recognize revenues over the service delivery period but bill following completion of the service. We also include in unbilled receivables amounts that are earned during a month and billed in the following month.
Bad debt expense amounted to $16.3 million, $2.5 million and $3.0 million for years ended December 31, 2014, 2013 and 2012, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations. Bad debt expense increased during 2014 driven primarily from the default management services business. A change in our customers’ business model and fourth quarter 2014 discussions with those customers led us to believe that a portion of the accounts receivable balance is no longer collectible.

NOTE 8 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following as of December 31:

(in thousands)	2014	2013 (1)

Maintenance agreements, current portion	$6,367	$4,600
Income taxes receivable	5,258	1,645
Prepaid expenses	6,989	3,672
Other current assets	4,953	1,079

Total	$23,567	$10,996

(1) December 31, 2013 prepaid expenses and other current assets have been revised to reflect a purchase accounting measurement period adjustment related to the Equator acquisition. See Note 5.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

NOTE 9 — PREMISES AND EQUIPMENT, NET

Premises and equipment, net, which include amounts recorded under capital leases, consists of the following as of December 31:

(in thousands)	2014	2013

Computer hardware and software	$140,799	$103,400
Office equipment and other	36,032	28,057
Furniture and fixtures	12,231	8,391
Leasehold improvements	34,069	17,574
	223,131	157,422
Less: accumulated depreciation and amortization	(95,372)	(70,170)

Total	$127,759	$87,252

Depreciation and amortization expense, inclusive of capital leases, amounted to $29.0 million, $19.1 million and $12.8 million for the years ended December 31, 2014, 2013 and 2012, respectively, and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the consolidated statements of operations.

NOTE 10 — GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

Goodwill primarily relates to the acquisitions of Equator, Owners.com and Mortgage Builder, discussed in Note 5, Springhouse, LLC and Tracmail acquired in 2011 and MPA acquired in 2010. Changes in goodwill during the years ended December 31, 2014 and 2013 are summarized below:

(in thousands)	Mortgage Services	Financial Services	Technology Services	Total

Balance, January 1, 2013	$10,919	$2,378	$1,618	$14,915
Acquisition of Equator	—	—	82,460	82,460
Acquisition of Homeward(1)	2,039	—	—	2,039
Balance, December 31, 2013	12,958	2,378	84,078	99,414
Acquisition of Mortgage Builder	—	—	9,135	9,135
Acquisition of Owners.com	19,775	—	—	19,775
Impairment of Equator goodwill(2)	—	—	(37,473)	(37,473)

Balance, December 31, 2014	$32,733	$2,378	$55,740	$90,851

(1) December 31, 2013 goodwill has been revised to reflect a purchase accounting measurement period adjustment related to the
Homeward acquisition.  See Note 5.
(2) See Note 5 for a discussion of the Equator goodwill impairment.

Intangible Assets, Net

Intangible assets relate to our acquisitions of the Homeward and ResCap fee-based businesses, Equator, Mortgage Builder, Owners.com, MPA and Nationwide Credit, Inc. (“NCI”). No impairment charges were taken during the periods presented.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

Intangible assets, net consist of the following as of December 31, 2014 and 2013:

	Weighted average estimated useful life (in years)	Gross carrying amount		Accumulated amortization		Net book value
(in thousands)		2014	2013	2014	2013	2014	2013

Definite lived intangible assets:
Trademarks and trade names	13	$13,889	$12,249	$(5,016)	$(4,534)	$8,873	$7,715
Customer related intangible assets	10	289,308	284,484	(79,606)	(44,208)	209,702	240,276
Operating agreement	20	35,000	35,000	(8,604)	(6,854)	26,396	28,146
Non-compete agreement	4	—	1,300	—	(1,275)	—	25
Intellectual property	10	300	—	(25)	—	275	—

Total		$338,497	$333,033	$(93,251)	$(56,871)	$245,246	$276,162

Amortization expense for definite lived intangible assets was $37.7 million, $28.2 million and $5.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. Expected annual definite lived intangible asset amortization for 2015 through 2019 is $39.4 million, $34.2 million, $30.0 million, $26.1 million and $23.0 million, respectively.

NOTE 11 — INVESTMENT IN EQUITY AFFILIATE

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

Our net loss on this investment using the equity method was $0.2 million and $1.2 million for the years ended December 31, 2013 and 2012, respectively (no comparative amount for 2014).

NOTE 12 — OTHER ASSETS

Other assets consist of the following as of December 31:

(in thousands)	2014	2013 (1)

Security deposits, net	$7,277	$7,314
Debt issuance costs, net	8,099	6,687
Maintenance agreements, non-current portion	3,324	1,465
Restricted cash	3,022	1,620
Other	545	572

Total	$22,267	$17,658

(1) December 31, 2013 security deposits, net and other assets have been revised to reflect a purchase accounting measurement period adjustment related to the Equator acquisition. See Note 5.
Debt issuance costs of $2.6 million and $3.2 million were capitalized for the years ended December 31, 2014 and 2013, respectively, in connection with issuing and refinancing our long-term debt (see Note 14).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

NOTE 13 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following as of December 31:

(in thousands)	2014	2013 (1)

Accounts payable	$22,880	$15,171
Accrued expenses - general	25,500	20,945
Accrued salaries and benefits	44,150	30,011
Accrued expenses - Ocwen	6,193	—
Income taxes payable	7,643	11,211
Payable to Ocwen	5,400	7,361
Payable to AAMC	—	7

Total	$111,766	$84,706

(1) December 31, 2013 payables have been revised to reflect purchase accounting measurement period adjustments related to the Homeward and Equator acquisitions.  See Note 5.

Other current liabilities consist of the following as of December 31:

(in thousands)	2014	2013

Book overdrafts	$4,788	$4,232
Other	8,439	5,899

Total	$13,227	$10,131

NOTE 14 — LONG-TERM DEBT

Long-term debt consists of the following as of December 31:

(in thousands)	2014	2013

Senior secured term loan	$591,543	$396,503
Less: unamortized discount, net	(2,929)	(1,247)
Net long-term debt	588,614	395,256
Less: current portion	(5,945)	(3,975)

Long-term debt, less current portion	$582,669	$391,281

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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

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

On August 1, 2014, we entered into Amendment No. 3 (“Third Amendment”) to the senior secured term loan agreement to increase the principal amount of the term loan under the senior secured term loan agreement by $200.0 million, which was issued with a $2.0 million original issue discount, resulting in gross proceeds to the Company of $198.0 million. Additionally, the Third Amendment modified the senior secured term loan agreement to, among other changes, to re-establish the $200.0 million incremental term loan facility accordion and increase the maximum amount of permitted Restricted Junior Payments, including share repurchases, by $200.0 million.
After giving effect to the Third Amendment, the Refinancing Debt must be repaid in equal consecutive quarterly principal installments of $1.5 million, which commenced on September 30, 2014, with the balance due at maturity. All amounts outstanding under the senior secured term loan agreement will become due on the earlier of (i) December 9, 2020, being the seventh anniversary of the closing date of the Second Amendment, and (ii) the date on which the loans are declared to be due and owing by the administrative agent at the request (or with the consent) of the Required Lenders (as defined in the senior secured term loan agreement) upon the occurrence of any event of default under the senior secured term loan agreement.

In addition to the scheduled principal payments, the Refinancing Debt is (with certain exceptions) subject to mandatory prepayment upon issuances of debt, casualty and condemnation events and sales of assets, as well as from a percentage of excess cash flow (as defined in the senior secured term loan agreement) if the leverage ratio (as defined in the senior secured term loan agreement) is greater than 3.00 to 1.00.  No mandatory prepayments were owed for the year ended December 31, 2014.

All of the term loans outstanding under the senior secured term loan bear interest at rates based upon, at our option, the Adjusted Eurodollar Rate or the Base Rate (each as defined in the senior secured term loan agreement).  Adjusted Eurodollar Rate loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Adjusted Eurodollar Rate for the applicable interest period and (y) 1.00% plus (ii) a 3.50% margin.  Base Rate loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Base Rate and (y) 2.00% plus (ii) a 2.50% margin. The interest rate at December 31, 2014 was 4.50%.

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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

At December 31, 2014, debt issuance costs were $8.1 million, net of $2.2 million of accumulated amortization.  At December 31, 2013, debt issuance costs were $6.7 million, net of $1.0 million of accumulated amortization. Debt issuance costs are included in other assets in the accompanying consolidated balance sheets.

Interest expense on the term loans, including amortization of debt issuance costs and the net debt discount, totaled $23.4 million, $20.3 million and $1.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Maturities of our long-term debt are as follows:

(in thousands)

2015	$5,945
2016	5,945
2017	5,945
2018	5,945
2019	5,945
Thereafter	561,818

$591,543

NOTE 15 — OTHER NON-CURRENT LIABILITIES

Other non-current liabilities consist of the following as of December 31:

(in thousands)	2014	2013

Acquisition related contingent consideration	$11,616	$42,946
Other non-current liabilities	9,032	2,530

Total	$20,648	$45,476

NOTE 16 — SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Common Stock

At December 31, 2014, we had 25.4 million shares authorized and issued, and 20.3 million shares of common stock outstanding. As of December 31, 2013, the Board of Directors had the power to issue shares of authorized but unissued common stock without further shareholder action, subject to the requirements of applicable laws and stock exchanges, and we had 100.0 million shares authorized, 25.4 million shares issued and 22.6 million shares outstanding. In 2014, this authorization to the Board of Directors expired. The holders of shares of Altisource common stock are entitled to one vote for each share on all matters voted on by shareholders, and the holders of such shares will possess all voting power.

Equity Incentive Plan

Our 2009 Equity Incentive Plan (the “Plan”) provides for various types of equity awards, including stock options, stock appreciation rights, stock purchase rights, restricted shares and other awards, or a combination of any of the above. Under the Plan, we may grant up to 6.7 million Altisource share-based awards to officers, directors, key employees and to employees of our affiliates. As of December 31, 2014, 2.5 million share-based awards were available for future grant under the Plan. Expired and forfeited awards are available for reissuance. Vesting and exercise of share-based awards are generally contingent on continued employment.

Stock Repurchase Plan

On February 28, 2014, our shareholders approved a new stock repurchase program, which replaced the previous stock repurchase program. Under the new program, we are authorized to purchase up to 3.4 million shares of our common stock, based on a limit of 15% of the outstanding shares of common stock on the date of approval, in the open market, at a minimum price of $1.00 per share and a maximum price of $500.00 per share.  This is in addition to amounts previously purchased under the prior programs. From authorization of the previous programs through December 31, 2014, we have purchased approximately 6.2 million shares

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

of our common stock in the open market at an average price of $79.16 per share.  We purchased 2.5 million shares of common stock at an average price of $103.67 per share during the year ended December 31, 2014 and 1.2 million shares at an average price of $116.99 per share during the year ended December 31, 2013. As of December 31, 2014, approximately 1.1 million shares of common stock remain available for repurchase under the new program. Our senior secured term loan limits the amount we can spend on share repurchases in any year and may prevent repurchases in certain circumstances. As of December 31, 2014, approximately $225 million was available to repurchase our common stock under our senior secured term loan.

Share-Based Compensation

We issue share-based awards in the form of stock options and certain other equity-based awards for certain employees and officers.  We recorded share-based compensation expense of $2.2 million, $2.4 million and $3.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Outstanding share-based compensation currently consists primarily of stock option grants that are a combination of service-based and market-based options.

Service-Based Options.  These options are granted at fair value on the date of grant. The options generally vest over four years with equal annual cliff-vesting and expire on the earlier of 10 years after the date of grant or following termination of service. A total of 0.8 million service-based awards were outstanding at December 31, 2014.

Market-Based Options.  These option grants have two components, each of which vests only upon the achievement of certain criteria. The first component, which we refer to internally as “ordinary performance” grants, consists of two-thirds of the market-based grant and begins to vest if the stock price is at least double the exercise price, as long as the stock price realizes a compounded annual gain of at least 20% over the exercise price. The remaining third of the market-based options, which we refer to internally as “extraordinary performance” grants, begins to vest if the stock price is at least triple the exercise price, as long as the stock price realizes a compounded annual gain of at least 25% over the exercise price. The vesting schedule for all market-based awards is 25% upon achievement of the criteria and the remaining 75% in three equal annual installments. A total of 1.8 million market-based awards were outstanding at December 31, 2014.

The Company granted 0.1 million stock options (at a weighted average exercise price of $84.61 per share), less than 0.1 million stock options (at a weighted average exercise price $104.84 per share) and 0.3 million stock options (at a weighted average exercise price of $69.48 per share) during the years ended December 31, 2014, 2013 and 2012, respectively.

The fair value of the service-based options was determined using the Black-Scholes option pricing model and a lattice (binomial) model was used to determine the fair value of the market-based options, using the following assumptions as of the grant date:

	2014		2013		2012
	Black-Scholes	Binomial	Black-Scholes	Binomial	Black-Scholes	Binomial

Risk-free interest rate (%)	1.80 – 1.91	0.01 – 2.49	1.02 – 1.81	0.01 – 2.71	0.87 – 1.17	0.08 – 2.04
Expected stock price volatility (%)	37.57 – 45.15	38.38 – 45.15	36.35 – 36.76	36.40 – 36.80	34.22 – 34.65	34.20 – 34.60
Expected dividend yield	—	—	—	—	—	—
Expected option life (in years)	6.25	—	6.25	—	6.25	—
Contractual life (in years)	—	14	—	14	—	14
Fair value	$15.54 – $41.79	$12.66 – $33.62	$31.33 – $49.14	$16.12 – $41.72	$19.25 – $29.80	$9.98 – $22.76

The following table summarizes the weighted average fair value of stock options granted, the total intrinsic value of stock options exercised and the grant date fair value of stock options vested during the years ended December 31:

(in thousands, except per share amounts)	2014	2013	2012

Weighted average fair value at grant date per share	$26.92	$32.59	$20.77
Intrinsic value of options exercised	10,250	40,761	17,598
Grant date fair value of options vested during the period	2,641	3,156	2,790

Share-based compensation expense is recorded net of estimated forfeiture rates ranging from 1% to 10%.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014, estimated unrecognized compensation costs related to share-based payments amounted to $3.4 million, which we expect to recognize over a weighted average remaining requisite service period of approximately 3.3 years.

The following table summarizes the activity related to our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2013	2,589,343	$18.33	5.20	$363,293
Granted	137,000	84.61
Exercised	(108,450)	24.82
Forfeited	(16,001)	73.14

Outstanding at December 31, 2014	2,601,892	21.21	4.44	47,805

Exercisable at December 31, 2014	2,279,555	13.82	3.91	47,430

The following table summarizes information about stock options outstanding and exercisable at December 31, 2014:

	Options outstanding			Options exercisable
Exercise price range	Number	Weighted average remaining contractual life	Weighted average exercise price	Number	Weighted average remaining contractual life	Weighted average exercise price

$0.00 — $10.00(a)	1,647,654	3.49	$9.14	1,647,654	3.49	$9.14
$10.01 — $20.00(a)	97,737	1.80	12.45	97,737	1.80	12.45
$20.01 — $30.00(a)	477,061	5.31	23.18	443,624	5.31	23.19
$30.01 — $40.00(a)	48,309	6.27	33.31	28,319	6.37	33.10
$40.01 — $50.00(a)	15,000	9.94	49.06	—	—	—
$50.01 — $60.00(a)	10,000	7.37	53.00	6,250	7.37	53.00
$60.01 — $70.00(a)	122,250	7.19	60.68	48,001	7.19	60.70
$70.01 — $80.00(a)	25,600	9.86	72.78	—	—	—
$80.01 — $90.00(a)	40,000	9.04	85.63	4,688	8.12	83.86
$90.01 — $100.00(a)	73,281	9.31	94.32	1,407	8.16	93.88
$100.01 — $110.00(a)	15,000	9.37	105.11	—	—	—
$120.01 — $130.00(a)	30,000	8.62	125.98	1,875	8.62	125.98

	2,601,892			2,279,555

(a) These options contain market-based components as described above. All other options are time-based awards.

The following table summarizes the market prices necessary in order for the market performance options to begin to vest:

	Market-based options
Vesting price	Ordinary performance	Extraordinary performance

$170.01 — $180.00	12,500	—
$180.01 — $190.00	12,500	40,875
Over $190.00	37,500	37,650

Total	62,500	78,525

Weighted average share price	$100.37	$78.56

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

NOTE 17 — COST OF REVENUE

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

(in thousands)	2014	2013	2012

Compensation and benefits	$255,889	$156,812	$113,145
Outside fees and services	243,325	193,233	123,338
Reimbursable expenses	137,634	102,478	96,147
Technology and telecommunications	48,834	25,534	23,404
Depreciation and amortization	21,498	14,423	10,167

Total	$707,180	$492,480	$366,201

NOTE 18 — SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include payroll for personnel employed in executive, finance, legal, compliance, human resources, vendor management, risk and operational effectiveness roles.  This category also includes occupancy costs, professional fees and depreciation and amortization on non-operating assets.  The components of selling, general and administrative expenses were as follows for the years ended December 31:

(in thousands)	2014	2013	2012

Compensation and benefits	$45,098	$27,864	$21,166
Professional services	18,598	8,022	9,864
Occupancy related costs	38,262	28,424	24,041
Amortization of intangible assets	37,680	28,176	5,030
Depreciation and amortization	7,548	4,633	2,609
Change in the fair value of Equator Earn Out	(37,924)	—	—
Goodwill impairment	37,473	—	—
Marketing costs	24,130	5,028	2,500
Other	30,417	11,663	9,502

Total	$201,282	$113,810	$74,712

NOTE 19 — OTHER INCOME (EXPENSE), NET

Other income (expense), net consists of the following for the years ended December 31:

(in thousands)	2014	2013	2012

Loss in equity affiliate, including impairment loss	$—	$(176)	$(1,741)
Interest income	103	899	222
Other, net	71	(166)	(69)

Total	$174	$557	$(1,588)

Loss in equity affiliates primarily represents our proportional share of the losses in Correspondent One and impairment loss on the investment (see Note 11).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

NOTE 20 — INCOME TAXES

The components of income before income taxes and non-controlling interests consist of the following for the year ended December 31:

(in thousands)	2014	2013	2012

Domestic - Luxembourg	$124,181	$122,722	$107,498
Foreign - U.S.	9,575	11,125	4,915
Foreign - Non-U.S.	13,509	8,486	12,236

Total	$147,265	$142,333	$124,649

The income tax provision consists of the following for the years ended December 31:

(in thousands)	2014	2013	2012

Current:
Domestic - Luxembourg	$4,415	$2,516	$2,841
Foreign - U.S. Federal	75	6	—
Foreign - U.S. State	476	403	353
Foreign - Non-U.S.	4,046	3,600	2,552

	$9,012	$6,525	$5,746
Deferred:
Domestic - Luxembourg	$—	$—	$388
Foreign - U.S. Federal	1,756	2,506	2,419
Foreign - U.S. State	(281)	84	(23)
Foreign - Non-U.S.	(309)	(575)	208

	$1,166	$2,015	$2,992

Total	$10,178	$8,540	$8,738

We received a tax ruling in June 2010 regarding the treatment of certain intangibles that exist for purposes of determining the Company’s taxable income, which expires in 2019 unless extended or renewed.  This ruling does not have a material impact on our deferred tax assets or liabilities.  Income tax computed by applying the Luxembourg statutory income tax rate of 29.22% differs from income tax computed at the effective tax rate primarily because of the effect of the tax ruling and differing tax rates in multiple jurisdictions.
We operate under tax holidays in certain geographies in India and the Philippines. The India tax holidays are effective through 2020, and may be extended if certain additional requirements are satisfied. The Philippines tax holiday is effective through 2016, and may also be extended. The tax holidays are conditional upon our meeting certain employment and investment thresholds. The impact of these tax holidays decreased foreign taxes by $0.9 million ($0.04 per diluted share), $0.2 million ($0.01 per diluted share) and $1.5 million ($0.06 per diluted share) for the years ended December 31, 2014, 2013 and 2012, respectively.

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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

A summary of the tax effects of the temporary differences is as follows for the years ended December 31:

(in thousands)	2014	2013

Current deferred tax assets:
Allowance for doubtful accounts and other reserves	$72	$43
Accrued expenses	5,165	3,183
Current deferred tax liabilities:
Prepaid expenses	(250)	(389)

Current deferred tax assets, net	$4,987	$2,837

Non-current deferred tax assets:
Net operating loss carryforwards	$13,940	$12,439
U.S. federal and state tax credits	1,202	—
Non-U.S. deferred tax assets	1,780	1,471
Share-based compensation	856	784
Other	—	7
Non-current deferred tax liabilities:
Intangible assets	(5,302)	(6,035)
Depreciation	(11,878)	(4,855)
Other	(177)	—
	421	3,811
Valuation allowance	(3,115)	(3,189)

Non-current deferred tax assets, net	$—	$622

Non-current deferred tax liabilities, net	$(2,694)	$—

Net deferred tax assets	$2,293	$3,459

Total deferred tax assets	$19,900	$14,738

Total deferred tax liabilities	$(17,607)	$(11,279)

A valuation allowance is provided when it is deemed more likely than not that some portion or all of a deferred tax asset will not be realized. In determining whether a valuation allowance is needed, we considered estimates of future taxable income, future reversals of temporary differences, the tax character of gains and losses, and the impact of tax planning strategies that can be implemented, if warranted. The net decrease in valuation allowance of $0.1 million during 2014 relates to an increase in state and foreign losses generated in the current year and a release of prior year valuation allowance related to certain state losses the Company believes will more likely than not be realized.

We have not provided Luxembourg deferred taxes on cumulative earnings of non-Luxembourg affiliates as we have chosen to indefinitely reinvest these earnings. The earnings reinvested as of December 31, 2014 were approximately $48.0 million, which if distributed would result in additional tax due totaling approximately $9.6 million.

The Company had a deferred tax asset of $13.9 million as of December 31, 2014 relating to the U.S. federal, state and foreign net operating losses compared to $12.4 million as of December 31, 2013. Of this amount, $1.8 million as of December 31, 2014 related to state net operating losses subject to a valuation allowance compared to $1.4 million as of December 31, 2013, and $1.7 million as of December 31, 2014 related to Luxembourg net operating losses subject to a valuation allowance compared to $1.8 million as of December 31, 2013. The Company has not recognized the U.S. federal net operating loss carryforwards of $13.6 million as of December 31, 2014 related to stock options exercised compared to $9.5 million as of December 31, 2013. If realized, the benefit would be an increase to additional paid-in capital. The gross amount of net operating losses available for carryover to future years is approximately $35.7 million as of December 31, 2014 compared to $32.6 million as of December 31, 2013. Of this amount, $12.2 million as of December 31, 2014 compared to $13.5 million as of December 31, 2013 relates to NCI for periods prior to our acquisition of NCI and is subject to Section 382 of the Internal Revenue Code (the “Code”) which limits their use to approximately $1.3 million per year. These losses are scheduled to expire between the years 2022 and 2029.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

In addition, the Company had a deferred tax asset of $1.2 million as of December 31, 2014 relating to the U.S. federal and state tax credits (no comparative amount for 2013). The U.S. federal credit carryforward is scheduled to expire between 2032 and 2034. The state tax credit carryforwards are scheduled to expire between 2017 and 2024.

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

The following table reconciles the income tax provision to the Luxembourg statutory income tax rate for the years ended December 31:

	2014	2013	2012

Statutory tax rate	29.22%	29.22%	28.80%
Permanent difference related to Luxembourg intangible assets	(22.60)	(23.59)	(21.99)
Change in valuation allowance	(0.05)	0.76	0.16
State tax expense	0.03	0.24	0.17
Tax credits	(0.71)	—	—
Uncertain taxes	0.88	—	—
Other	0.14	(0.63)	(0.13)

Effective tax rate	6.91%	6.00%	7.01%

The Company follows ASC Topic 740 which clarifies the accounting and disclosure for uncertainty in tax positions. We analyzed our tax filing positions in all of the domestic and foreign tax jurisdictions where we are required to file income tax returns as well as for all open tax years in these jurisdictions. The Company has open tax years in the United States (2011 through 2013), India (2010 through 2014) and Luxembourg (2010 through 2013).

The following table reconciles the amount of unrecognized tax benefits for the year ended December 31, 2014 (no comparative amounts for 2013):

(in thousands)	2014

Amount of unrecognized tax benefits as of the beginning of the year	$—
Increases as a result of tax positions taken in a prior period	1,153

Amount of unrecognized tax benefit as of the end of the year	$1,153

The total amount of unrecognized tax benefits including interest and penalties that, if recognized, would affect the effective tax rate is $1.3 million as of December 31, 2014 (no comparative amount for 2013).  The Company recognizes interest, if any, related to unrecognized tax benefits as a component of income tax expense.  As of December 31, 2014, the Company had recorded accrued interest and penalties related to unrecognized tax benefits of $0.1 million (no comparative amount for 2013).

Due to an expected settlement within the next twelve months, an estimated $1.3 million of unrecognized tax benefits may be recognized during that twelve month period.

NOTE 21 — EARNINGS PER SHARE

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the assumed conversion of all dilutive securities using the treasury stock method.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

Basic and diluted EPS are calculated as follows for the years ended December 31:

(in thousands, except per share data)	2014	2013	2012

Net income attributable to Altisource	$134,484	$129,973	$110,627

Weighted average common shares outstanding, basic	21,625	23,072	23,358
Dilutive effect of stock options	2,009	1,981	1,604

Weighted average common shares outstanding, diluted	23,634	25,053	24,962

Earnings per share:
Basic	$6.22	$5.63	$4.74

Diluted	$5.69	$5.19	$4.43

For each of the years ended December 31, 2014, 2013 and 2012, less than 0.1 million options that were anti-dilutive have been excluded from the computation of diluted EPS.  These options were anti-dilutive because their exercise price was greater than the average market price of our common stock. Also excluded from the computation of diluted EPS are 0.1 million, 0.1 million and 0.3 million options for the years ended December 31, 2014, 2013 and 2012, respectively, granted for shares that are issuable upon the achievement of certain market and performance criteria related to our common stock price and an annualized rate of return to investors that have not yet been met.

NOTE 22 — COMMITMENTS, CONTINGENCIES AND REGULATORY MATTERS

Litigation

From time to time, we are involved in legal and administrative proceedings arising in the course of our business. We record a liability for these matters if an unfavorable outcome is probable and the amount of loss can be reasonably estimated, including expected insurance coverage. For proceedings where the reasonable estimate of loss is a range, we record a best estimate of loss within the range.

On September 8, 2014, the West Palm Beach Firefighter’s Pension Fund filed a putative securities class action suit against Altisource and certain of its officers and directors in the United States District Court for the Southern District of Florida alleging violations of the Securities Exchange Act of 1934 and Rule 10b-5 with regard to disclosures concerning pricing and transactions with related parties that allegedly inflated Altisource share prices.  The court subsequently appointed the Pension Fund of the International Union of Painters and Allied Trades District Council 35 and the Annuity Fund of the International Union of Painters and Allied Trades District Council 35 as Lead Plaintiffs. On January 30, 2015, Lead Plaintiffs filed an amended class action complaint which adds Ocwen Financial Corporation as a defendant, and seeks a determination that the action may be maintained as a class action on behalf of purchasers of the Company’s securities between April 25, 2013 and December 21, 2014 and an unspecified amount of damages. Altisource intends to vigorously defend this lawsuit.  Altisource is unable to predict the outcome of this lawsuit or reasonably estimate the potential loss, if any, arising from the suit, given that motions to dismiss have not yet been filed or adjudicated, discovery has not commenced and significant legal and factual issues remain to be determined.

In addition to the matter referenced above, we are involved in legal actions in the course of our business, some of which seek monetary damages. We do not believe that the outcome of these proceedings, both individually and in the aggregate, will have a material impact on our financial condition, results of operations or cash flows.

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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

Ocwen Related Matters
Ocwen is our largest customer and 60% of our 2014 revenue was related party revenue from Ocwen. Additionally, 24% of our 2014 revenue was earned on the portfolios serviced by Ocwen, but is not considered related party revenue because a party other than Ocwen selects Altisource as the service provider. Ocwen has been and is subject to a number of pending federal and state regulatory investigations, inquiries and requests for information that have or could result in adverse regulatory actions against Ocwen. For example, as a result of various regulatory actions, Ocwen is (i) subject to an independent auditor’s review of compliance with California servicing laws and has agreed not to obtain any new servicing rights in California until the regulator is satisfied with future document requests, (ii) operating under the oversight of an on-site operations monitor imposed by New York Department of Financial Services (“NYDFS”), which is assessing the adequacy and effectiveness of Ocwen’s operations, including information technology systems, (iii) required to perform benchmarking pricing studies for transactions with related parties, which are subject to periodic review by the monitor imposed by the NYDFS and (iv) subject to requirements under an agreement with the Consumer Finance Protection Bureau and various states attorneys general and agencies that imposed specific servicing guidelines and oversight by an independent national monitor, who recently reported they were investigating the reliability of information Ocwen has provided. In addition to these matters, Ocwen continues to be subject to other regulatory investigations, inquiries and requests for information and pending legal proceedings, and Ocwen may become subject to future federal and state regulatory investigations, inquiries and requests for information, any of which could also result in adverse regulatory or other actions against Ocwen.
As a result of these various difficulties faced by Ocwen, its debt and servicer ratings have been downgraded. Further, certain bondholders of Ocwen-serviced residential mortgage-backed securities (“RMBS”) alleged that Ocwen, as servicer of certain mortgage-backed securities trusts, defaulted on these servicing agreements.
Ocwen relies, in part, on HLSS to finance its operations. For a significant portion of Ocwen-serviced non-government-sponsored enterprise (“non-GSE”) loans, HLSS owns (1) the rights to receive the servicing fees that Ocwen is entitled to receive and (2) associated servicing advances. As a result of certain of the foregoing matters, HLSS has received notices of default with respect to certain of its debt financing and has received demands from a shareholder that servicing be transferred away from Ocwen.
The foregoing may have significant and varied effects on Ocwen’s business and our continuing relationships with Ocwen. For example, Ocwen may be required to alter the way it conducts business, including the parties it contracts with for services (including information technology services), it may be required to seek changes to its existing pricing structure with related parties or otherwise, it may lose or sell some or all of its non-GSE servicing rights or subservicing arrangements or may lose one or more of its state servicing licenses. Additional regulatory actions may impose additional restrictions on or require changes in Ocwen’s business that would require it to sell assets or change its business operations. Further, Ocwen’s ability to finance its operations and repay maturing obligations rests in large part on its ability and the ability of HLSS to continue to borrow money, which also may be affected by any or all of the circumstances described above. Any or all of these effects could result in our eventual loss of Ocwen as a customer or a reduction in the volume of services they purchase from us or the loss of other customers.
If any of the following events occurred, Altisource’s revenue would be significantly lower and our results of operations would be materially adversely affected, including from the impairment or write-off of goodwill, intangible assets, property and equipment, other assets and accounts receivable:

•	Altisource loses Ocwen as a customer or there is a significant reduction in the volume of services they purchase from us

•	Ocwen loses or sells a significant portion or all of its non-GSE servicing rights or subservicing arrangements

•	Ocwen loses its state servicing licenses in states with a significant number of loans in Ocwen’s servicing portfolio

•	The contractual relationship between Ocwen and Altisource changes significantly or there are significant changes to our pricing to Ocwen for services from which we generate material revenue

Management cannot predict the outcome of the Ocwen related matters or the impact they may have on Altisource. However, in the event these Ocwen related matters materially negatively impact Altisource, we believe the impact to Altisource would occur over an extended period of time and the variable nature of our cost structure allows us to realign our cost structure in line with remaining revenue.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

In this regard, we have a plan that allows us to efficiently execute on this realignment. We believe that transfers of Ocwen’s servicing rights to a successor servicer(s) would take an extended period of time because of the approval required from many parties, including regulators, rating agencies, RMBS trustees, lenders and others. During this period of time, we believe we would continue to generate revenue from the services we provide to the portfolio. Additionally, we have several growth initiatives that focus on diversifying and growing our revenue and customer base. Our major growth initiatives include:

•	Attracting new clients to our comprehensive default related businesses

•	Growing our origination services and technology businesses

•	Expanding our innovative online real estate marketplaces

•	Growing our property management and renovation services businesses

We have an established sales and marketing strategy to support each of these initiatives.
Management believes our plans, together with current liquidity and cash flows from operations will be sufficient to meet working capital, capital expenditures, debt service and other cash needs for at least the next year. However, there can be no assurance that our plans would be successful or our operations would be profitable.
Leases
We lease certain premises and equipment under various operating lease agreements. Future minimum lease payments at December 31, 2014 under non-cancelable operating leases with an original term exceeding one year are as follows:

(in thousands)	Operating lease obligations

2015	$17,924
2016	15,357
2017	11,841
2018	7,941
2019	5,060
Thereafter	5,355

$63,478

Total operating lease expense, net of sublease income, was $20.1 million, $12.8 million and $10.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. The operating leases generally relate to office locations and reflect customary lease terms which range from 1 to 10 years in duration.

In connection with the acquisition of Equator (see Note 5), we executed a standby letter of credit in the amount of $1.5 million related to an office lease, secured by a restricted cash balance. In addition, we executed standby letters of credit totaling $1.8 million for three other office leases.
Escrow and Trust Balances

We hold customers’ assets in escrow and trust accounts at various financial institutions pending completion of certain real estate activities.  We also hold cash in trust accounts at various financial institutions where contractual obligations mandate maintaining dedicated bank accounts for Financial Services collections.  These amounts are held in escrow and trust accounts for limited periods of time and are not included in the consolidated balance sheets.  Amounts held in escrow and trust accounts were $62.5 million and $71.8 million at December 31, 2014 and 2013, respectively.

NOTE 23 — SEGMENT REPORTING

Our business segments are based upon our organizational structure, which focuses primarily on the services offered, and are consistent with the internal reporting used by our Chief Executive Officer (our Chief Operating Decision Maker) to evaluate operating performance and to assess the allocation of our resources.
We classify our businesses into three reportable segments. The Mortgage Services segment provides services that span the mortgage and real estate lifecycle and are typically outsourced by loan servicers, loan originators, investors and other sellers of single family

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

homes. The Financial Services segment provides collection and customer relationship management services primarily to debt originators and servicers (e.g., credit card, auto lending, retail credit and mortgage) and the utility, insurance and hotel industries. The Technology Services segment principally consists of our REALSuite software applications, Equator’s software applications, Mortgage Builder’s software applications and our information technology infrastructure services. The REALSuite platform provides a fully integrated set of software applications and technologies that manage the end-to-end lifecycle for residential and commercial mortgage loan servicing including the automated management and payment of a distributed network of vendors. Equator’s software applications provide comprehensive, end-to-end workflow and transaction services to manage real estate and foreclosure related activities and purchase related services from vendors. Mortgage Builder provides mortgage origination and servicing software applications. In addition, Corporate Items and Eliminations include eliminations of transactions between the reportable segments, interest expense and costs related to corporate support functions including executive, finance, legal, compliance, human resources, vendor management, risk and operational effectiveness and marketing.

Financial information for our segments is as follows:

	For the year ended December 31, 2014
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue	$790,076	$98,499	$230,367	$(40,026)	$1,078,916
Cost of revenue	484,512	64,338	194,301	(35,971)	707,180
Gross profit	305,564	34,161	36,066	(4,055)	371,736
Selling, general and administrative expenses	94,678	18,791	31,950	55,863	201,282
Income from operations	210,886	15,370	4,116	(59,918)	170,454
Other income (expense), net	204	62	(31)	(23,424)	(23,189)

Income before income taxes and non-controlling interests	$211,090	$15,432	$4,085	$(83,342)	$147,265

	For the year ended December 31, 2013
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue	$596,152	$92,958	$103,891	$(24,644)	$768,357
Cost of revenue	374,713	55,328	84,538	(22,099)	492,480
Gross profit	221,439	37,630	19,353	(2,545)	275,877
Selling, general and administrative expenses	46,515	15,571	12,442	39,282	113,810
Income from operations	174,924	22,059	6,911	(41,827)	162,067
Other income (expense), net	(136)	(10)	7	(19,595)	(19,734)

Income before income taxes and non-controlling interests	$174,788	$22,049	$6,918	$(61,422)	$142,333

	For the year ended December 31, 2012
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue	$452,796	$64,522	$74,189	$(23,147)	$568,360
Cost of revenue	285,586	46,737	54,634	(20,756)	366,201
Gross profit	167,210	17,785	19,555	(2,391)	202,159
Selling, general and administrative expenses	25,099	13,415	8,888	27,310	74,712
Income from operations	142,111	4,370	10,667	(29,701)	127,447
Other income (expense), net	(1,713)	(27)	(25)	(1,033)	(2,798)

Income before income taxes and non-controlling interests	$140,398	$4,343	$10,642	$(30,734)	$124,649

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Total assets:
December 31, 2014	$313,206	$56,096	$250,403	$168,516	$788,221
December 31, 2013	310,253	55,930	277,941	85,928	730,052

Our services are provided to customers primarily located in the United States.  Premises and equipment, net consist of the following, by country:

(in thousands)	December 31, 2014	December 31, 2013

United States	$88,274	$63,615
India	27,082	16,404
Luxembourg	9,059	3,217
Philippines	3,344	4,016

Total	$127,759	$87,252

NOTE 24 — QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables contain selected unaudited statement of operations information for each quarter of 2014 and 2013. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Our business is affected by seasonality.

	2014 quarter ended (1)(2)
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,

Revenue	$239,269	$296,072	$287,688	$255,887
Gross profit	91,464	112,073	98,964	69,235
Income (loss) before income taxes and non-controlling interests	43,201	58,225	45,867	(28)
Net income (loss)	40,146	54,732	43,115	(906)
Net income (loss) attributable to Altisource	39,631	54,101	42,287	(1,535)

Earnings (loss) per share:
Basic	$1.76	$2.45	$1.96	$(0.08)
Diluted	$1.61	$2.24	$1.79	$(0.08)

Weighted average shares outstanding:
Basic	22,509	22,089	21,626	20,306
Diluted	24,662	24,166	23,640	20,306

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

	2013 quarter ended (1)(3)
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,

Revenue	$148,827	$186,110	$210,835	$222,585
Gross profit	51,865	69,138	76,574	78,300
Income before income taxes and non-controlling interests	30,678	34,485	38,614	38,556
Net income	28,527	32,068	36,955	36,243
Net income attributable to Altisource	27,518	30,931	36,008	35,516

Earnings per share:
Basic	$1.18	$1.34	$1.56	$1.56
Diluted	$1.10	$1.25	$1.42	$1.42

Weighted average shares outstanding:
Basic	23,374	23,161	23,025	22,734
Diluted	25,058	24,823	25,333	25,005

___________________________________________________
(1)The sum of quarterly amounts, including per share amounts, may not equal amounts reported for year-to-date periods. This is due to the effects of rounding and changes in the number of weighted average shares outstanding for each period.
(2)We acquired Mortgage Builder on September 12, 2014 and acquired Owners.com on November 21, 2014 (see Note 5).
(3)We acquired the Homeward fee-based businesses on March 29, 2013, completed the ResCap fee-based business transaction on April 12, 2013 and acquired Equator on November 15, 2013 (see Note 5).

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
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our businesses except for the businesses and certain assets acquired and certain liabilities assumed of Mortgage Builder Software, Inc. and Owners Advantage, LLC, which were acquired on September 12, 2014 and November 21, 2014, respectively, and whose combined financial statements represent 5% of total assets and less than 1% of revenues and net income attributable to Altisource of the consolidated financial statement amounts as of and for the year ended December 31, 2014. See Note 5 to the accompanying consolidated financial statements for further discussion of these acquisitions. As a result of this assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Deloitte & Touche LLP has independently assessed the effectiveness of our internal control over financial reporting and its report is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During 2014, we determined that disclosures of related party expenses in previously issued financial statements were not complete. In connection with our second quarter of 2014 financial reporting and closing process, we enhanced and implemented our related party disclosure controls to include disclosure reconciliation procedures between us and our related parties and reviews of related party activity reflected in accounts receivable and accounts payable to ensure our disclosures are complete.
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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2015 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2015 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2015 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2015 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2015 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this annual report.

1.	Financial Statements

See Item 8 above.

2.	Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts - included below.

3.	Exhibits:

Exhibit Number	Exhibit Description

2.1
Form of Separation Agreement between Altisource Portfolio Solutions S.A. and Ocwen Financial Corporation (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 10-12B/A — Amendment No. 1 to Form 10 as filed with the Commission on June 29, 2009)

2.2
Separation Agreement, dated as of December 21, 2012, between Altisource Residential Corporation and Altisource Portfolio Solutions S.A. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on December 28, 2012)

2.3
Separation Agreement, dated as of December 21, 2012, between Altisource Asset Management Corporation and Altisource Portfolio Solutions S.A. (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed on December 28, 2012)

2.4
Purchase and Sale Agreement, dated as of March 29, 2013, by and among Altisource Portfolio Solutions, Inc., Altisource Solutions S.à r.l., Ocwen Financial Corporation, Homeward Residential, Inc. and Power Valuation Services, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on April 4, 2013)

2.5
Purchase and Sale Agreement, dated as of August 19, 2013, by and among Altisource Portfolio Solutions S.A., Altisource Solutions S.à r.l. and the Equity Interestholders of Equator, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 21, 2013)

3.1	Articles of Incorporation of Altisource Portfolio Solutions S.A. (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K filed on February 13, 2014)

10.1
Separation Agreement, dated as of August 10, 2009, by and between Altisource Portfolio Solutions S.A. and Ocwen Financial Corporation (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the Commission on August 13, 2009)

10.2
Tax Matters Agreement, dated as of August 10, 2009, by and between Altisource Solutions S.à r.l. and Ocwen Financial Corporation (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the Commission on August 13, 2009)

10.3
Transition Services Agreement, dated as of August 10, 2009, by and between Altisource Solutions S.à r.l. and Ocwen Financial Corporation (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K as filed with the Commission on August 13, 2009)

10.4
Employee Matters Agreement, dated as of August 10, 2009, by and between Altisource Solutions S.à r.l. and Ocwen Financial Corporation (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K as filed with the Commission on August 13, 2009)

10.5
Technology Products Services Agreement, dated as of August 10, 2009, by and between Altisource Solutions S.à r.l. and Ocwen Financial Corporation (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K as filed with the Commission on August 13, 2009)

10.6
Services Agreement, dated as of August 10, 2009, by and between Altisource Solutions S.à r.l. and Ocwen Financial Corporation (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K as filed with the Commission on August 13, 2009)

10.7
Data Center and Disaster Recovery Services Agreement, dated as of August 10, 2009, by and between Altisource Solutions S.à r.l. and Ocwen Financial Corporation (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K as filed with the Commission on August 13, 2009)

10.8
Intellectual Property Agreement, dated as of August 10, 2009, by and between Altisource Solutions S.à r.l. and Ocwen Financial Corporation (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K as filed with the Commission on August 13, 2009)

10.9†
Altisource Portfolio Solutions S.A. 2009 Equity Incentive Plan, dated as of August 7, 2009 (incorporated by reference from Exhibit 10.8 to Amendment No. 1 to the Registration Statement on Form 10 of Altisource Portfolio Solutions S.A. filed with the Commission on June 29, 2009)

10.10†
Employment Contract between Altisource Solutions S.à r.l. and William B. Shepro (incorporated by reference from Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form 10 of Altisource Portfolio Solutions S.A. filed with the Commission on June 29, 2009)

10.11†
Employment Contract between Altisource Solutions S.à r.l. and Robert D. Stiles (incorporated by reference from Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form 10 of Altisource Portfolio Solutions S.A. filed with the Commission on June 29, 2009)

10.12†
Employment Contract between Altisource Solutions S.à r.l. and Kevin J. Wilcox (incorporated by reference from Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form 10 of Altisource Portfolio Solutions S.A. as filed with the Commission on June 29, 2009)

10.13
Purchase and Sale Agreement, dated as of February 12, 2010, by and among Altisource Portfolio Solutions S.A., and the Equity Interest Holders of The Mortgage Partnership of America, L.L.C. and the Management Owners (incorporated by reference to Exhibit 10.12 of the Company’s 10-K as filed with the Commission on March 17, 2010)

10.14†	Form of Put Option Agreements (incorporated by reference to Exhibit 10.13 of the Company’s 10-K as filed with the Commission on March 17, 2010)

10.15†
Form of Non-qualified Stock Option Agreement, pursuant to the 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 of the Company’s 10-K as filed with the Commission on February 18, 2011)

10.16
First Amendment to the Transition Services Agreement, dated as of August 10, 2011, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.1 of the Company’s 8-K as filed with the Commission on August 16, 2011)

10.17†
Separation Agreement dated February 22, 2012 between Altisource Solutions S.à r.l., Altisource Portfolio Solutions S.A. and Robert D. Stiles (incorporated by reference to Exhibit 10.1 to the Company’s 8-K as filed with the Commission on February 23, 2012)

10.18†
Employment Agreement dated March 13, 2012 between Altisource Solutions S.à r.l. and Michelle D. Esterman (incorporated by reference to Exhibit 10.1 to the Company’s 8-K as filed with the Commission on March 16, 2012)

10.19
Support Services Agreement, dated as of August 10, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 16, 2012)

10.20†
First Amendment to the Employment Contract dated as of August 15, 2012 between Altisource Solutions S.à r.l. and William B. Shepro (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 20, 2012)

10.21†
First Amendment to the Employment Contract dated as of August 15, 2012 between Altisource Solutions S.à r.l. and Kevin J. Wilcox (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 20, 2012)

10.22
Services Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 5, 2012)

10.23
Technology Products Services Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 5, 2012)

10.24
Data Center and Disaster Recovery Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on October 5, 2012)

10.25
Intellectual Property Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on October 5, 2012)

10.26
First Amendment to Support Services Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on October 5, 2012)

10.27
First Amendment to Services Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on October 5, 2012)

10.28
First Amendment to Technology Products and Services Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on October 5, 2012)

10.29
First Amendment to Data Center and Disaster Recovery Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on October 5, 2012)

10.30
First Amendment to Intellectual Property Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on October 5, 2012)

10.31
Credit Agreement, dated as of November 27, 2012, among Altisource Solutions S.à r.l., as borrower, the Company and certain of the Company’s wholly-owned subsidiaries, as guarantors, Bank of America, N.A, as Administrative Agent and Collateral Agent, Bank of America, N.A., Barclays Bank PLC and Citigroup Global Markets Inc., as Lead Arrangers and Barclays Bank PLC and Citigroup Global Markets Inc., as Co-Syndication Agents, and certain lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 3, 2012)

10.32
Support Services Agreement, dated as of December 21, 2012, between Altisource Residential Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 28, 2012)

10.33
Support Services Agreement, dated as of December 21, 2012, between Altisource Asset Management Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 28, 2012)

10.34
Tax Matters Agreement, dated as of December 21, 2012, between Altisource Residential Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 28, 2012)

10.35
Tax Matters Agreement, dated as of December 21, 2012, between Altisource Asset Management Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on December 28, 2012)

10.36**
Master Services Agreement, dated as of December 21, 2012, between Altisource Residential Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on December 28, 2012)

10.37
Trademark License Agreement, dated as of December 21, 2012, between Altisource Residential Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on December 28, 2012)

10.38
Trademark License Agreement, dated as of December 21, 2012, between Altisource Asset Management Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on December 28, 2012)

10.39
Technology Products Services Agreement, between Altisource Asset Management Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on December 28, 2012)

10.40
Senior Unsecured Term Loan Agreement, dated as of December 27, 2012, among Altisource Solutions S.à r.l., as Lender, Ocwen Financial Corporation, as Borrower, and certain subsidiaries of Ocwen Financial Corporation, as Guarantors (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 31, 2012)

10.41
Second Amendment to Services Agreement, dated as of March 29, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 4, 2013)

10.42
Second Amendment to Technology Products Services Agreement, dated as of March 29, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 4, 2013)

10.43
Second Amendment to Data Center and Disaster Recovery Services Agreement, dated as of March 29, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 4, 2013)

10.44
Second Amendment to Intellectual Property Agreement, dated as of March 29, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on April 4, 2013)

10.45
First Amendment to Services Agreement, dated as of March 29, 2013, by and between Ocwen Mortgage Servicing, Inc.
and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on April 4,
2013)

10.46
First Amendment to Technology Products Services Agreement, dated as of March 29, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on April 4, 2013)

10.47
First Amendment to Data Center and Disaster Recovery Services Agreement, dated as of March 29, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on April 4, 2013)

10.48
First Amendment to Intellectual Property Agreement, dated as of March 29, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on April 4, 2013)

10.49
Agreement, dated as of April 12, 2013, by and among Altisource Solutions S.à r.l., Ocwen Financial Corporation and Ocwen Mortgage Servicing, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 18, 2013)

10.50
Amendment No. 1 to Credit Agreement, dated as of May 7, 2013, among Altisource Solutions S.à r.l., as borrower, Altisource Portfolio Solutions S.A., Bank of America, N.A., as administrative agent and incremental term lender and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 13, 2013)

10.51
Amendment No. 2 to Credit Agreement, dated as of December 9, 2013, among Altisource Solutions S.à r.l., as borrower,
Altisource Portfolio Solutions S.A., Bank of America, N.A., as Administrative Agent and the Lenders party thereto
(incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 11, 2013)

10.52
Amendment No. 3 to Credit Agreement, dated as of August 1, 2014, among Altisource Solutions S.à r.l., as borrower, Altisource Portfolio Solutions S.A., Bank of America, N.A., as Administrative Agent and incremental term lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 6, 2014)

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

31.1*	Section 302 Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2*	Section 302 Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at December 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2014; (iii) Consolidated Statements of Equity for each of the years in the three-year period ended December 31, 2014; (iv) Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2014; (v) Notes to Consolidated Financial Statements; and (vi) Financial Statement Schedule.

*	Filed herewith

**	Portions of this exhibit have been redacted pursuant to a request for confidential treatment. The non-public information has been filed separately with the Securities and Exchange Commission.

†	Denotes management contract or compensatory arrangement

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2014, 2013 and 2012:

		Additions
	Balance at		Charged to
	Beginning of	Charged to	Other Accounts	Deductions	Balance at
(in thousands)	Period	Expenses	Note (a)(b)	Note (c)(d)	End of Period

Deductions from asset accounts:

Allowance for doubtful accounts:

Year 2014	$5,631	$16,257	$1,399	$612	$22,675
Year 2013	3,274	2,549	—	192	5,631
Year 2012	2,047	3,049	—	1,822	3,274

Valuation allowance for deferred tax assets:

Year 2014	$3,189	$—	$—	$74	$3,115
Year 2013	2,413	—	776	—	3,189
Year 2012	2,209	—	204	—	2,413
______________________________________

(a) Allowance for doubtful accounts primarily includes amounts previously written off which were credited directly to this account when recovered.
(b)Valuation allowance for deferred tax assets includes current year increase to valuation allowance charged to equity and reclassifications from other balance sheet accounts.
(c) Amounts written off as uncollectible or transferred to other accounts or utilized.
(d) Reductions to valuation allowances related to deferred tax assets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2015

Altisource Portfolio Solutions S.A.

By:	/s/ William B. Shepro
	Name:	William B. Shepro
	Title:	Director and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michelle D. Esterman
	Name:	Michelle D. Esterman
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timo Vättö	Chairman of the Board of Directors	March 2, 2015
Timo Vättö

/s/ William B. Shepro	Director and Chief Executive Officer	March 2, 2015
William B. Shepro	(Principal Executive Officer)

/s/ W. Michael Linn	Director	March 2, 2015
W. Michael Linn

/s/ Roland Müller-Ineichen	Director	March 2, 2015
Roland Müller-Ineichen

/s/ Michelle D. Esterman	Chief Financial Officer	March 2, 2015
Michelle D. Esterman	(Principal Financial Officer and Principal Accounting Officer)