Form 10-Q
period 2015-03-31
Altisource Portfolio Solutions S.A.
filed 2015-04-23
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

(352) 24 69 79 00
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

As of April 20, 2015, there were 20,132,326 outstanding shares of the registrant’s shares of beneficial interest (excluding 5,280,422 shares held as treasury stock).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Condensed Consolidated Financial Statements (Unaudited)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$105,623	$161,361
Available for sale securities - investment in HLSS	26,681	—
Accounts receivable, net	126,716	112,183
Prepaid expenses and other current assets	21,154	23,567
Deferred tax assets, net	4,987	4,987
Total current assets	285,161	302,098

Premises and equipment, net	126,521	127,759
Goodwill	90,851	90,851
Intangible assets, net	236,355	245,246
Other assets	21,793	22,267

Total assets	$760,681	$788,221

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$87,845	$111,766
Current portion of long-term debt	5,945	5,945
Deferred revenue	9,289	9,829
Other current liabilities	10,407	13,227
Total current liabilities	113,486	140,767

Long-term debt, less current portion	581,310	582,669
Deferred tax liabilities, net	2,670	2,694
Other non-current liabilities	21,334	20,648

Commitments, contingencies and regulatory matters (Note 19)

Equity:
Common stock ($1.00 par value; 25,413 shares authorized and issued and 20,132 outstanding as of March 31, 2015; 25,413 shares authorized and issued and 20,279 outstanding as of December 31, 2014)	25,413	25,413
Additional paid-in capital	91,952	91,509
Retained earnings	369,964	367,967
Treasury stock, at cost (5,281 shares as of March 31, 2015 and 5,134 shares as of December 31, 2014)	(446,550)	(444,495)
Altisource equity	40,779	40,394

Non-controlling interests	1,102	1,049
Total equity	41,881	41,443

Total liabilities and equity	$760,681	$788,221

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2015	2014

Revenue	$240,482	$239,269
Cost of revenue	172,826	147,805

Gross profit	67,656	91,464
Selling, general and administrative expenses	52,406	43,534

Income from operations	15,250	47,930
Other income (expense), net:
Interest expense	(7,160)	(4,776)
Other than temporary impairment loss on HLSS equity securities	(3,285)	—
Other income (expense), net	3	47
Total other income (expense), net	(10,442)	(4,729)

Income before income taxes and non-controlling interests	4,808	43,201
Income tax provision	(400)	(3,055)

Net income	4,408	40,146
Net income attributable to non-controlling interests	(710)	(515)

Net income attributable to Altisource	$3,698	$39,631

Earnings per share:
Basic	$0.18	$1.76
Diluted	$0.18	$1.61

Weighted average shares outstanding:
Basic	20,172	22,509
Diluted	20,995	24,662

Transactions with related parties included above:
Revenue	$148,639	$145,558
Cost of revenue	10,288	7,288
Selling, general and administrative expenses	657	(242)

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Altisource Equity					Non-controlling interests
	Common stock		Additional paid-in capital	Retained earnings	Treasury stock, at cost		Total
	Shares

Balance, December 31, 2013	25,413	$25,413	$89,273	$239,561	$(197,548)	$1,042	$157,741
Net income	—	—	—	39,631	—	515	40,146
Distributions to non-controlling interest holders	—	—	—	—	—	(653)	(653)
Share-based compensation expense	—	—	658	—	—	—	658
Exercise of stock options	—	—	—	(1,732)	2,133	—	401
Repurchase of shares	—	—	—	—	(35,766)	—	(35,766)

Balance, March 31, 2014	25,413	$25,413	$89,931	$277,460	$(231,181)	$904	$162,527

Balance, December 31, 2014	25,413	$25,413	$91,509	$367,967	$(444,495)	$1,049	$41,443
Net income	—	—	—	3,698	—	710	4,408
Distributions to non-controlling interest holders	—	—	—	—	—	(657)	(657)
Share-based compensation expense	—	—	443	—	—	—	443
Exercise of stock options	—	—	—	(1,701)	1,904	—	203
Repurchase of shares	—	—	—	—	(3,959)	—	(3,959)

Balance, March 31, 2015	25,413	$25,413	$91,952	$369,964	$(446,550)	$1,102	$41,881

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$4,408	$40,146
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	8,826	6,246
Amortization of intangible assets	8,891	9,466
Other than temporary impairment loss on HLSS equity securities	3,285	—
Change in the fair value of acquisition related contingent consideration	148	—
Share-based compensation expense	443	658
Bad debt expense	607	1,755
Amortization of debt discount	127	46
Amortization of debt issuance costs	351	242
Deferred income taxes	(24)	461
(Gain) loss on disposal of fixed assets	(19)	96
Changes in operating assets and liabilities:
Accounts receivable	(15,140)	(22,599)
Prepaid expenses and other current assets	2,413	(1,847)
Other assets	127	(1,014)
Accounts payable and accrued expenses	(27,559)	7,695
Other current and non-current liabilities	(2,822)	(5,042)
Net cash (used in) provided by operating activities	(15,938)	36,309

Cash flows from investing activities:
Additions to premises and equipment	(3,931)	(12,945)
Purchase of HLSS equity securities	(29,966)	—
Other investing activities	(4)	(300)
Net cash used in investing activities	(33,901)	(13,245)

Cash flows from financing activities:
Repayment of long-term debt	(1,486)	(994)
Proceeds from stock option exercises	203	401
Purchase of treasury stock	(3,959)	(35,766)
Distributions to non-controlling interests	(657)	(653)
Net cash used in financing activities	(5,899)	(37,012)

Net decrease in cash and cash equivalents	(55,738)	(13,948)
Cash and cash equivalents at the beginning of the period	161,361	130,324

Cash and cash equivalents at the end of the period	$105,623	$116,376

Supplemental cash flow information:
Interest paid	$6,655	$4,469
Income taxes paid, net	1,520	201

Non-cash investing and financing activities:
(Decrease) increase in payables for purchases of premises and equipment	$(3,638)	$684

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
We conduct our operations through three reportable segments: Mortgage Services, Financial Services and Technology Services.  In addition, we report our corporate related expenditures and eliminations separately (see Note 20 for a description of our business segments).

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, the interim data includes all normal recurring adjustments considered necessary to fairly state the results for the interim periods presented. The preparation of interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our interim condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Intercompany and inter-segment transactions and accounts have been eliminated in consolidation. Certain prior year amounts reported by the Mortgage Services and Technology Services segments have been reclassified to conform with the current year presentation.

The Mortgage Partnership of America, L.L.C. (“MPA”), a wholly-owned subsidiary of Altisource, serves as the manager of Best Partners Mortgage Cooperative, Inc. doing business as Lenders One Mortgage Cooperative (“Lenders One”). MPA provides services to Lenders One under a management agreement that ends on December 31, 2025. The management agreement between MPA and Lenders One® members, pursuant to which MPA is the management company of Lenders One, represents a variable interest in a variable interest entity. MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact Lenders One’s economic performance and the obligation to absorb losses or the right to receive benefits from Lenders One. As a result, Lenders One is presented in the accompanying condensed consolidated financial statements on a consolidated basis with the interests of the members reflected as non-controlling interests. As of March 31, 2015, Lenders One had total assets of $8.8 million and total liabilities of $7.7 million.  As of December 31, 2014, Lenders One had total assets of $7.7 million and total liabilities of $6.7 million.

These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Form 10-K for the year ended December 31, 2014, filed with the SEC on March 2, 2015, which contains a summary of our significant accounting policies. Certain footnote detail in the Form 10-K is omitted from the information included herein.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Correction of Immaterial Errors

As previously disclosed, during 2014 we determined that while we properly identified our related parties in previously issued financial statements, disclosures of certain immaterial related party expenses were omitted. We corrected the previously presented disclosures of related party expenses in Note 2 - Transactions with Related Parties and on the face of the condensed consolidated statements of operations for the three months ended March 31, 2014. The impact of correcting these items in the notes to the condensed consolidated financial statements had the effect of:

•	increasing the amounts disclosed as related party cost of revenue from Ocwen Financial Corporation and its subsidiaries (“Ocwen”) by $7.3 million for the three months ended March 31, 2014;

•	increasing the amounts disclosed as selling, general and administrative expenses from Ocwen billings to Altisource by $0.4 million for the three months ended March 31, 2014;

•	decreasing the amounts disclosed as selling, general and administrative expenses from Altisource billings to Ocwen by $0.2 million for the three months ended March 31, 2014; and

•
decreasing the amounts disclosed as selling, general and administrative expenses from Altisource billings to Altisource Asset Management Corporation (“AAMC”) by $0.3 million for the three months ended March 31, 2014.

Correcting these items on the face of the condensed consolidated statements of operations resulted in the disclosure of related party cost of revenue of $7.3 million and a decrease in previously disclosed related party selling, general and administrative expenses by $1.1 million for the three months ended March 31, 2014.

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections, the Company evaluated the effect of the disclosure and presentation errors on its previously issued annual and quarterly financial statements, both qualitatively and quantitatively, and concluded that the related party disclosures in the Company’s previously issued annual and quarterly financial statements are not materially misstated.

Fair Value Measurements

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

Future Adoption of New Accounting Pronouncements

In May 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This standard establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the new standard is an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact this new guidance may have on its results of operations and financial position.

In February 2015, FASB issued ASU No. 2015-02, Consolidation: Amendments to the Consolidation Analysis. This standard addresses the consolidation of certain legal entities relative to current requirements under GAAP of a reporting entity to consolidate another legal entity in situations in which the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations. This standard will be effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the standard in an interim period, any adjustments should be reflected as

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

of the beginning of the year that includes that interim period. The Company is currently evaluating the impact this new guidance may have on its results of operations and financial position.

In April 2015, FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This revised standard changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. This standard will be effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect the adoption of this standard to have a material impact on its results of operations or financial position.

NOTE 2 — TRANSACTIONS WITH RELATED PARTIES

Through January 16, 2015, William C. Erbey served as our Chairman as well as the Executive Chairman of Ocwen and Chairman of each of Home Loan Servicing Solutions, Ltd. (“HLSS”), Altisource Residential Corporation (“Residential”) and AAMC. Effective January 16, 2015, Mr. Erbey stepped down as the Executive Chairman of Ocwen and Chairman of each of Altisource, HLSS, Residential and AAMC and is no longer a member of the Board of Directors for any of these companies. As of March 31, 2015, Mr. Erbey owned or controlled approximately 30% of the common stock of Altisource, approximately 14% of the common stock of Ocwen, approximately 1% of the common stock of HLSS, approximately 4% of the common stock of Residential and approximately 28% of the common stock of AAMC. As of March 31, 2015, Mr. Erbey also held 857,543 options to purchase Altisource common stock (all of which were exercisable), 3,572,626 options to purchase Ocwen common stock (3,322,626 of which were exercisable) and 85,755 options to purchase AAMC common stock (all of which were exercisable). Accordingly, as a result of Mr. Erbey’s positions and the continuing common ownership, these companies have been and are related parties of Altisource.

Ocwen

Revenue
Ocwen is our largest customer. Ocwen purchases certain mortgage services and technology services from us under the terms of the master services agreements and amendments to the master services agreements (collectively, the “Service Agreements”) with terms extending through August 2025. The Service Agreements, among other things, contain a “most favored nation” provision and the parties to the Service Agreements have the right to renegotiate pricing. The Service Agreements also prohibit Ocwen from establishing fee-based businesses that would directly or indirectly compete with Altisource’s services with respect to the Homeward Residential, Inc. and Residential Capital, LLC portfolios. In addition, Ocwen purchases certain origination services from Altisource under an agreement that extends through January 2017. We settle amounts with Ocwen on a daily, weekly or monthly basis depending upon the nature of the service and when the service is provided.

Related party revenue primarily consists of revenue earned directly from Ocwen and revenue earned from the loans serviced by Ocwen when Ocwen designates us as the service provider. Related party revenue from Ocwen as a percentage of segment and consolidated revenue was as follows for the three months ended March 31:

	2015	2014

Mortgage Services	63%	69%
Financial Services	25%	26%
Technology Services	47%	35%
Consolidated revenue	59%	61%

We record revenue we earn from Ocwen under the Service Agreements at rates we believe to be comparable market rates as we believe they are consistent with the fees we charge to other customers and/or fees charged by our competitors for comparable services.

We earn additional revenue on the portfolios serviced by Ocwen that is not considered related party revenue when a party other than Ocwen selects Altisource as the service provider. For the three months ended March 31, 2015 and 2014, we recognized revenue of $53.5 million and $54.7 million, respectively, on the portfolios serviced by Ocwen that is not considered related party revenue.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Cost of Revenue

At times, we use Ocwen’s contractors and/or employees to support Altisource related services. Ocwen generally bills us for these contractors and/or employees based on their fully-allocated cost. Additionally, through March 31, 2015, we purchased certain data relating to Ocwen’s servicing portfolio in connection with a Data Access and Services Agreement. The Data Access and Services Agreement could be renegotiated and could be canceled by either Altisource or Ocwen with 90 days prior written notice. Based upon our previously provided notice, the Data Access and Services Agreement was terminated effective March 31, 2015. Ocwen billed us a per asset fee for this data. For the three months ended March 31, 2015 and 2014, Ocwen billed us $10.3 million and $7.3 million, respectively. These amounts are reflected as a component of cost of revenue in the condensed consolidated statements of operations.

Selling, General and Administrative Expenses

We provide certain other services to Ocwen and Ocwen provides certain other services to us in connection with Support Services Agreements. Prior to January 1, 2015, these services included such areas as human resources, vendor management, vendor oversight, corporate services, operational effectiveness, quality assurance, quantitative analytics, tax and treasury. For the three months ended March 31, 2015, these services included vendor management, corporate services and facility charges. The Support Services Agreement with Ocwen Mortgage Servicing, Inc. extends through September 2018 with automatic one-year renewals thereafter. The Support Services Agreement with Ocwen Financial Corporation extends through October 2017 with automatic one-year renewals thereafter. Billings for these services were generally based on the fully-allocated cost of providing the service based on an estimate of the time and expense of providing the service or estimates thereof. For the three months ended March 31, 2015 and 2014, we billed Ocwen $0.6 million and $1.0 million, respectively, and Ocwen billed us $1.6 million and $1.2 million, respectively. These amounts are reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

HLSS

HLSS is a publicly traded company whose primary objective is the acquisition of mortgage servicing rights and related servicing advances, loans held for investment and other residential mortgage related assets. As of March 31, 2015 and December 31, 2014, HLSS owned, for a significant portion of Ocwen-serviced non-government-sponsored enterprise loans, (1) the rights to receive the servicing fees that Ocwen is entitled to receive and (2) associated servicing advances.

Under a support services agreement, we provide HLSS certain finance, human resources, tax and facilities services and we sell information technology services to HLSS. We billed HLSS $0.6 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively. Of these amounts, $0.5 million for the three months ended March 31, 2015 (no comparative amount in 2014) is reflected in revenue in the condensed consolidated statements of operations and, for the three months ended March 31, 2015 and 2014, $0.1 million and $0.2 million, respectively, is reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

On February 22, 2015, HLSS and New Residential Investment Corp. (“NRZ”) announced they entered into a definitive agreement whereby NRZ would acquire all of the outstanding shares of HLSS, subject to shareholder approval and other customary closing conditions.

From March 10, 2015 to March 17, 2015, we purchased 1.6 million shares of HLSS common stock for $30.0 million in the open market. See Note 5.

On April 6, 2015, HLSS and NRZ announced they terminated the merger agreement announced on February 22, 2015 and entered into a purchase agreement under which NRZ acquired substantially all of the assets and assumed substantially all of the liabilities of HLSS. The asset purchase was consummated concurrently with signing of the purchase agreement. Furthermore, NRZ separately agreed to a multi-year extension of the servicing contracts with Ocwen. HLSS also announced that it adopted a plan of complete liquidation and dissolution. Additional information is contained in HLSS’ public filings.

Residential and AAMC

Residential and AAMC were separated from Altisource on December 21, 2012 and their equity was distributed to our shareholders on December 24, 2012 and they are each separate publicly traded companies. Residential is focused on acquiring and managing single family rental properties by acquiring sub-performing and non-performing residential mortgage loans as well as single family

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

homes at or following the foreclosure sale throughout the United States. AAMC’s primary business is to provide asset management and certain corporate governance services to institutional investors. Its primary client currently is Residential.
For purposes of governing certain ongoing relationships between Altisource, Residential and AAMC, we entered into certain agreements with Residential and AAMC. We have agreements to provide Residential with renovation management, lease management, property management and REO asset management services. In addition, we have agreements with Residential and AAMC to provide services such as finance, human resources, facilities, technology and insurance risk management. Further, we have separate agreements for certain services related to income tax matters, trademark licenses and technology products and services.

For the three months ended March 31, 2015 and 2014, we billed Residential $6.8 million and $0.8 million, respectively, under these services agreements. These amounts are reflected in revenue in the condensed consolidated statements of operations. This excludes revenue from services we provide to Residential’s loans serviced by Ocwen where we are retained by Ocwen. That revenue is included in Ocwen related party revenue. For the three months ended March 31, 2015 and 2014, we billed AAMC $0.2 million and $0.3 million, respectively, under the services agreements. Of these amounts, less than $0.1 million in each period is reflected in revenue in the condensed consolidated statements of operations and, for the three months ended March 31, 2015 and 2014, $0.2 million and $0.3 million, respectively, is reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

NOTE 3 — ACQUISITIONS

Mortgage Builder Acquisition

On September 12, 2014, we acquired certain assets and assumed certain liabilities of Mortgage Builder Software, Inc. (“Mortgage Builder”) pursuant to a Purchase and Sale Agreement dated July 18, 2014 (the “Purchase and Sale Agreement”). Mortgage Builder is a provider of residential mortgage loan origination and servicing software systems. Pursuant to the terms of the Purchase and Sale Agreement, we paid $15.7 million at closing in cash (net of closing working capital adjustments). Additionally, the Purchase and Sale Agreement provides for the payment of up to $7.0 million in potential additional consideration (the “MB Earn-Out”) based on Adjusted Revenue (as defined in the Purchase and Sale Agreement) in the three consecutive 12-month periods following closing. At closing, we estimated the fair value of the MB Earn-Out to be $1.6 million, determined based on the present value of future estimated MB Earn-Out payments. The Mortgage Builder acquisition is not material in relation to the Company’s results of operations or financial position.

The preliminary allocation of the purchase price is as follows:

(in thousands)

Cash	$726
Accounts receivable, net	1,120
Prepaid expenses	38
Premises and equipment, net	553
Software	1,509
Trademarks and trade names	209
Customer relationship	4,824
Goodwill	9,135
18,114
Accounts payable and accrued expenses	(881)

Purchase price	$17,233

Owners Acquisition

On November 21, 2014, we acquired certain assets and assumed certain liabilities of Owners Advantage, LLC (“Owners”). Owners is a self-directed online real estate marketplace. We paid $19.8 million at closing in cash plus contingent consideration of up to an additional $7.0 million over two years (“Owners Earn Out”), based on Adjusted Revenue (as defined in the purchase agreement). At closing, we estimated the fair value of the Owners Earn Out to be $1.9 million determined based on the present value of future estimated Owners Earn Out payments. The Owners acquisition is not material in relation to the Company’s results of operations or financial position.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

The preliminary allocation of the purchase price is as follows:

(in thousands)

Accounts receivable, net	$41
Prepaid expenses	32
Software	501
Trademarks and trade names	1,431
Goodwill	19,775
21,780
Accounts payable	(41)

Purchase price	$21,739

NOTE 4 — FAIR VALUE

Fair Value Measurements on a Recurring Basis

Available for sale securities are carried at fair value and consist of 1.6 million shares of HLSS common stock as of March 31, 2015 (no comparative amount in 2014). As of March 31, 2015, the fair value of available for sale securities was $26.7 million (1,613,125 shares at $16.54 per share) (no comparative amount in 2014). Available for sale securities are measured using Level 1 inputs as these securities have quoted prices in active markets.

Liabilities for acquisition related contingent consideration are carried at fair value and were recorded in connection with the acquisitions of Equator, LLC in 2013 and Mortgage Builder and Owners in 2014. As of March 31, 2015 and December 31, 2014, the fair value of acquisition related contingent consideration was $11.8 million and $11.6 million, respectively (see Note 13). We measured the liabilities for acquisition related contingent consideration using Level 3 inputs as they are determined based on the present value of future estimated payments, which included sensitivities pertaining to discount rates and financial projections.

There were no transfers between different levels during the periods presented.

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair value of financial instruments held by the Company at March 31, 2015 and December 31, 2014 that are not carried at fair value. The fair values are estimated using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	March 31, 2015				December 31, 2014
(in thousands)	Carrying Amount	Fair Value			Carrying Amount	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3

Cash and cash equivalents	$105,623	$105,623	$—	$—	$161,361	$161,361	$—	$—
Restricted cash	3,026	3,026	—	—	3,022	3,022	—	—
Long-term debt	590,057	—	430,742	—	591,543	—	467,319	—

Our financial assets and liabilities primarily include cash and cash equivalents, restricted cash and long-term debt. Cash and cash equivalents and restricted cash are carried at amounts that approximate their fair value due to the short-term nature of these instruments and were measured using Level 1 inputs. The fair value of our long-term debt is based on quoted market prices. We do not believe that there is an active market for our debt, based on the frequency of trading. Therefore, the quoted prices are considered Level 2 inputs.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 5 — AVAILABLE FOR SALE SECURITIES - INVESTMENT IN HLSS

During the three months ended March 31, 2015, we purchased 1.6 million shares of HLSS common stock for $30.0 million in the open market (1,613,125 shares at an average price per share of $18.58). This investment is classified as available for sale and reflected at fair value at the balance sheet date ($26.7 million as of March 31, 2015) (no comparative amount in 2014). Unrealized gains and losses on available for sale securities are reflected in other comprehensive income, unless there is an impairment that is other than temporary. In the event that a decline in market value is other than temporary, we record a charge to earnings and a new cost basis in the investment is established. Based on HLSS’ sale of substantially all of its assets and plan of complete liquidation and dissolution (see Note 2), we determined that our investment in HLSS is other than temporarily impaired. Accordingly, we recognized an other than temporary impairment loss on HLSS equity securities of $3.3 million in the accompanying condensed consolidated statements of operations during the three months ended March 31, 2015. This amount reflects the difference between the cost and fair value of the HLSS equity securities as of March 31, 2015 (based on 1,613,125 shares at $16.54 per share).

NOTE 6 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

(in thousands)	March 31, 2015	December 31, 2014

Billed
Non-related parties	$40,419	$37,576
Ocwen	38,824	22,831
HLSS	91	86
AAMC	116	129
Residential	7,274	11,320
Other receivables	1,661	1,590
	88,385	73,532
Unbilled
Non-related parties	50,389	46,775
Ocwen	10,777	14,551
HLSS	450	—
	150,001	134,858
Less: allowance for doubtful accounts	(23,285)	(22,675)

Total	$126,716	$112,183

Unbilled receivables consist primarily of asset management and default management services for which we recognize revenues over the service delivery period but bill following completion of the service. We also include in unbilled receivables amounts that are earned during a month and billed in the following month.

NOTE 7 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

(in thousands)	March 31, 2015	December 31, 2014

Maintenance agreements, current portion	$5,645	$6,367
Income taxes receivable	6,207	5,258
Prepaid expenses	4,453	6,989
Other current assets	4,849	4,953

Total	$21,154	$23,567

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 8 — PREMISES AND EQUIPMENT, NET

Premises and equipment, net consist of the following:

(in thousands)	March 31, 2015	December 31, 2014

Computer hardware and software	$151,262	$140,799
Office equipment and other	33,578	36,032
Furniture and fixtures	12,880	12,231
Leasehold improvements	32,996	34,069
	230,716	223,131
Less: accumulated depreciation and amortization	(104,195)	(95,372)

Total	$126,521	$127,759

Depreciation and amortization expense amounted to $8.8 million and $6.2 million for the three months ended March 31, 2015 and 2014, respectively, and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations.

NOTE 9 — GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The following is a summary of goodwill by segment:

(in thousands)	Mortgage Services	Financial Services	Technology Services	Total

Balance, March 31, 2015 and December 31, 2014	$32,733	$2,378	$55,740	$90,851

Intangible Assets, Net

Intangible assets, net consist of the following:

	Weighted average estimated useful life (in years)	Gross carrying amount		Accumulated amortization		Net book value
(in thousands)		March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014

Definite lived intangible assets:
Trademarks and trade names	13	$13,889	$13,889	$(5,196)	$(5,016)	$8,693	$8,873
Customer related intangible assets	10	289,308	289,308	(87,871)	(79,606)	201,437	209,702
Operating agreement	20	35,000	35,000	(9,042)	(8,604)	25,958	26,396
Intellectual property	10	300	300	(33)	(25)	267	275

Total		$338,497	$338,497	$(102,142)	$(93,251)	$236,355	$245,246

Amortization expense for definite lived intangible assets was $8.9 million and $9.5 million for the three months ended March 31, 2015 and 2014, respectively. Expected annual definite lived intangible asset amortization for 2015 through 2019 is $37.9 million, $34.5 million, $30.3 million, $26.4 million and $23.2 million, respectively.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 10 — OTHER ASSETS

Other assets consist of the following:

(in thousands)	March 31, 2015	December 31, 2014

Security deposits, net	$7,177	$7,277
Debt issuance costs, net	7,747	8,099
Maintenance agreements, non-current portion	3,305	3,324
Restricted cash	3,026	3,022
Other	538	545

Total	$21,793	$22,267

NOTE 11 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following:

(in thousands)	March 31, 2015	December 31, 2014

Accounts payable	$13,924	$22,880
Income taxes payable	6,413	7,643
Payable to Ocwen	4,842	5,400
Accrued expenses - general	31,470	25,500
Accrued salaries and benefits	30,296	44,150
Accrued expenses - Ocwen	900	6,193

Total	$87,845	$111,766

Other current liabilities consist of the following:

(in thousands)	March 31, 2015	December 31, 2014

Book overdrafts	$4,595	$4,788
Other	5,812	8,439

Total	$10,407	$13,227

NOTE 12 — LONG-TERM DEBT

Long-term debt consists of the following:

(in thousands)	March 31, 2015	December 31, 2014

Senior secured term loan	$590,057	$591,543
Less: unamortized discount, net	(2,802)	(2,929)
Net long-term debt	587,255	588,614
Less: current portion	(5,945)	(5,945)

Long-term debt, less current portion	$581,310	$582,669

On November 27, 2012, Altisource Solutions S.à r.l., a wholly-owned subsidiary of the Company, entered into a senior secured term loan agreement with Bank of America, N.A., as administrative agent, and certain lenders. The Company and certain wholly-owned subsidiaries are guarantors of the term loan (collectively, the “Guarantors”). We subsequently amended the senior secured term loan agreement to increase the principal amount of the senior secured term loan and, among other changes, re-establish the $200.0 million incremental term loan facility accordion, lower the interest rate, extend the maturity date by approximately one year and increase the maximum amount of Restricted Junior Payments (as defined in the senior secured term loan agreement; other

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

capitalized terms, unless defined herein, are defined in the senior secured term loan agreement). As of March 31, 2015, $587.3 million, net of unamortized discount of $2.8 million, was outstanding under the senior secured term loan agreement, as amended, compared to $588.6 million, net of unamortized discount of $2.9 million, as of December 31, 2014.

After giving effect to the third amendment entered into on August 1, 2014, the term loan must be repaid in equal consecutive quarterly principal installments of $1.5 million, which commenced on September 30, 2014, with the balance due at maturity. All amounts outstanding under the senior secured term loan agreement will become due on the earlier of (i) December 9, 2020 and (ii) the date on which the loans are declared to be due and owing by the administrative agent at the request (or with the consent) of the Required Lenders upon the occurrence of any event of default under the senior secured term loan agreement.

In addition to the scheduled principal payments, the term loan is (with certain exceptions) subject to mandatory prepayment upon issuances of debt, casualty and condemnation events and sales of assets, as well as from a percentage of Consolidated Excess Cash Flow if the leverage ratio is greater than 3.00 to 1.00.  No mandatory prepayments were owed for the three months ended March 31, 2015.

The term loan bears interest at rates based upon, at our option, the Adjusted Eurodollar Rate or the Base Rate.  Adjusted Eurodollar Rate loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Adjusted Eurodollar Rate for the applicable interest period and (y) 1.00% plus (ii) a 3.50% margin.  Base Rate loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Base Rate and (y) 2.00% plus (ii) a 2.50% margin. The interest rate at March 31, 2015 was 4.50%.

Term loan payments are guaranteed by the Guarantors and are secured by a pledge of all equity interests of certain subsidiaries as well as a lien on substantially all of the assets of Altisource Solutions S.à r.l. and the Guarantors, subject to certain exceptions.

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

The senior secured term loan agreement contains certain events of default, including (i) failure to pay principal when due or interest or any other amount owing on any other obligation under the senior secured term loan agreement within five days of becoming due, (ii) material incorrectness of representations and warranties when made, (iii) breach of covenants, (iv) failure to pay principal or interest on any other debt that equals or exceeds $40.0 million when due, (v) default on any other debt that equals or exceeds $40.0 million that causes, or gives the holder or holders of such debt the ability to cause, an acceleration of such debt, (vi) occurrence of a Change of Control, (vii) bankruptcy and insolvency events, (viii) entry by a court of one or more judgments against us in an amount in excess of $40.0 million that remain unbonded, undischarged or unstayed for a certain number of days after the entry thereof, (ix) the occurrence of certain ERISA events and (x) the failure of certain Loan Documents to be in full force and effect.  If any event of default occurs and is not cured within applicable grace periods set forth in the senior secured term loan agreement or waived, all loans and other obligations could become due and immediately payable and the facility could be terminated.

At March 31, 2015, debt issuance costs were $7.7 million, net of $2.5 million of accumulated amortization.  At December 31, 2014, debt issuance costs were $8.1 million, net of $2.2 million of accumulated amortization. Debt issuance costs are included in other assets in the accompanying condensed consolidated balance sheets.

Interest expense on the term loans, including amortization of debt issuance costs and the net debt discount, totaled $7.2 million and $4.8 million for the three months ended March 31, 2015 and 2014, respectively.

NOTE 13 — OTHER NON-CURRENT LIABILITIES

Other non-current liabilities consist of the following:

(in thousands)	March 31, 2015	December 31, 2014

Acquisition related contingent consideration	$11,764	$11,616
Other non-current liabilities	9,570	9,032

Total	$21,334	$20,648

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 14 — SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Stock Repurchase Plan

On February 28, 2014, our shareholders approved a new stock repurchase program, which replaced the previous stock repurchase program. Under the new program, we are authorized to purchase up to 3.4 million shares of our common stock, based on a limit of 15% of the outstanding shares of common stock on the date of approval, in the open market, at a minimum price of $1.00 per share and a maximum price of $500.00 per share.  This is in addition to amounts previously purchased under the prior programs. From authorization of the previous programs through March 31, 2015, we have purchased approximately 6.4 million shares of our common stock in the open market at an average price of $77.69 per share.  We purchased 0.2 million shares of common stock at an average price of $23.44 per share during the three months ended March 31, 2015 and 0.3 million shares at an average price of $109.97 per share during the three months ended March 31, 2014. As of March 31, 2015, approximately 1.0 million shares of common stock remain available for repurchase under the new program. Our senior secured term loan limits the amount we can spend on share repurchases in any year and may prevent repurchases in certain circumstances. As of March 31, 2015, approximately $285 million was available to repurchase our common stock under our senior secured term loan.

Share-Based Compensation

We issue share-based awards in the form of stock options and certain other equity-based awards for certain employees and officers.  We recorded share-based compensation expense of $0.4 million and $0.7 million for the three months ended March 31, 2015 and 2014, respectively.

Outstanding share-based compensation currently consists primarily of stock option grants that are a combination of service-based and market-based options.

Service-Based Options.  These options are granted at fair value on the date of grant. The options generally vest over four years with equal annual cliff-vesting and expire on the earlier of ten years after the date of grant or following termination of service. A total of 0.7 million service-based awards were outstanding at March 31, 2015.

Market-Based Options.  These option grants have two components, each of which vests only upon the achievement of certain criteria. The first component, which we refer to internally as “ordinary performance” grants, consists of two-thirds of the market-based grant and begins to vest if the stock price is at least double the exercise price, as long as the stock price realizes a compounded annual gain of at least 20% over the exercise price. The remaining third of the market-based options, which we refer to internally as “extraordinary performance” grants, begins to vest if the stock price is at least triple the exercise price, as long as the stock price realizes a compounded annual gain of at least 25% over the exercise price. The vesting schedule for all market-based awards is 25% upon achievement of the criteria and the remaining 75% in three equal annual installments. A total of 1.9 million market-based awards were outstanding at March 31, 2015.

The Company granted less than 0.1 million stock options (at a weighted average exercise price of $26.42 per share) during the three months ended March 31, 2015. There were no options granted during the three months ended March 31, 2014.

The fair value of the service-based options was determined using the Black-Scholes option pricing model and the fair value of the market-based options was determined using a lattice (binomial) model. The following assumptions were used to determine the fair value as of the grant date:

	Three months ended March 31, 2015
	Black-Scholes	Binomial

Risk-free interest rate (%)	1.67%	0.02% - 2.01%
Expected stock price volatility (%)	55.06%	55.06%
Expected dividend yield	—	—
Expected option life (in years)	6.25	—
Contractual life (in years)	—	14
Fair value	$11.69	$10.68 - $11.93

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

The following table summarizes the weighted average fair value of stock options granted, the total intrinsic value of stock options exercised and the grant date fair value of stock options vested during the period presented:

	Three months ended March 31,
(in thousands, except per share amounts)	2015	2014

Weighted average fair value at grant date per share	$11.56	N/A
Intrinsic value of options exercised	176	2,690
Grant date fair value of options vested during the period	264	391

N/A - not applicable.

Share-based compensation expense is recorded net of estimated forfeiture rates ranging from 1% to 10%.

As of March 31, 2015, estimated unrecognized compensation costs related to share-based payments amounted to $3.2 million, which we expect to recognize over a weighted average remaining requisite service period of approximately 3.3 years.

The following table summarizes the activity related to our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2014	2,601,892	$21.21	4.44	$47,805
Granted	30,000	26.42
Exercised	(21,984)	9.19
Forfeited	(23,000)	51.92

Outstanding at March 31, 2015	2,586,908	21.10	4.27	6,143

Exercisable at March 31, 2015	2,264,976	13.73	3.72	6,143

NOTE 15 — COST OF REVENUE

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

(in thousands)	2015	2014

Compensation and benefits	$69,326	$52,650
Outside fees and services	53,247	52,828
Reimbursable expenses	31,956	28,795
Technology and telecommunications	11,893	8,841
Depreciation and amortization	6,404	4,691

Total	$172,826	$147,805

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 16 — SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

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

(in thousands)	2015	2014

Compensation and benefits	$12,763	$8,989
Professional services	7,990	3,982
Occupancy related costs	10,654	9,311
Amortization of intangible assets	8,891	9,466
Depreciation and amortization	2,422	1,555
Marketing costs	5,353	5,177
Other	4,333	5,054

Total	$52,406	$43,534

NOTE 17 — OTHER INCOME (EXPENSE), NET

Other income (expense), net consists of the following for the three months ended March 31:

(in thousands)	2015	2014

Interest income	$31	$12
Other, net	(28)	35

Total	$3	$47

NOTE 18 — EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the assumed conversion of all dilutive securities using the treasury stock method.

Basic and diluted EPS are calculated as follows for the three months ended March 31:

(in thousands, except per share data)	2015	2014

Net income attributable to Altisource	$3,698	$39,631

Weighted average common shares outstanding, basic	20,172	22,509
Dilutive effect of stock options	823	2,153

Weighted average common shares outstanding, diluted	20,995	24,662

Earnings per share:
Basic	$0.18	$1.76

Diluted	$0.18	$1.61

For the three months ended March 31, 2015 and 2014, 0.7 million options and less than 0.1 million options, respectively, that were anti-dilutive have been excluded from the computation of diluted EPS.  These options were anti-dilutive because their exercise price was greater than the average market price of our common stock. Also excluded from the computation of diluted EPS are 0.2 million options and less than 0.1 million options for each of the three months ended March 31, 2015 and 2014, respectively,

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

granted for shares that are issuable upon the achievement of certain market and performance criteria related to our common stock price and an annualized rate of return to investors that have not yet been met.

NOTE 19 — COMMITMENTS, CONTINGENCIES AND REGULATORY MATTERS

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

On February 11, 2015, W.A. Sokolowski, an alleged shareholder of Ocwen Financial Corporation, filed an amended shareholder derivative complaint in the United States District Court for the Southern District of Florida against Ocwen Financial Corporation, certain of its officers and directors, Altisource and other companies. The suit seeks recovery of an unspecified amount of damages on behalf of Ocwen for alleged breaches of fiduciary duty by Ocwen’s current and former officers and directors, which were allegedly aided and abetted by Altisource and other defendants. Altisource, which has not been served with the suit, intends to vigorously defend the lawsuit.

Altisource is unable to predict the outcomes of these lawsuits or reasonably estimate the potential loss, if any, arising from the suits, given that a motion to dismiss was filed but has not yet been adjudicated in the first case, Altisource has not been served in the second case, discovery has not commenced in either case and significant legal and factual issues remain to be determined in both cases.

In addition to the matters referenced above, we are involved in legal actions in the course of our business, some of which seek monetary damages. We do not believe that the outcome of these proceedings, both individually and in the aggregate, will have a material impact on our financial condition, results of operations or cash flows.

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

Ocwen Related Matters

Ocwen is our largest customer and 59% of our revenue for the three months ended March 31, 2015 was related party revenue from Ocwen. Additionally, 24% of our revenue for the three months ended March 31, 2015 was earned on the portfolios serviced by Ocwen, but is not considered related party revenue because a party other than Ocwen selects Altisource as the service provider. Ocwen has been and is subject to a number of pending federal and state regulatory investigations, inquiries and requests for information that have or could result in adverse regulatory actions against Ocwen. For example, as a result of various regulatory actions, Ocwen is (i) subject to an independent auditor’s review of compliance with California servicing laws and has agreed not to obtain any new servicing rights in California until the regulator is satisfied with future document requests, (ii) operating under the oversight of an on-site operations monitor imposed by New York Department of Financial Services (“NYDFS”), which is assessing the adequacy and effectiveness of Ocwen’s operations, including information technology systems, (iii) required to perform benchmarking pricing studies for transactions with related parties, which are subject to periodic review by the monitor imposed

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

by the NYDFS and (iv) subject to requirements under an agreement with the Consumer Finance Protection Bureau and various states attorneys general and agencies that imposed specific servicing guidelines and oversight by an independent national monitor, who is investigating the reliability of information Ocwen has provided. In addition to these matters, Ocwen continues to be subject to other regulatory investigations, inquiries and requests for information and pending legal proceedings, and Ocwen may become subject to future federal and state regulatory investigations, inquiries and requests for information, any of which could also result in adverse regulatory or other actions against Ocwen.

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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Escrow and Trust Balances

We hold customers’ assets in escrow and trust accounts at various financial institutions pending completion of certain real estate activities.  We also hold cash in trust accounts at various financial institutions where contractual obligations mandate maintaining dedicated bank accounts for Financial Services collections.  These amounts are held in escrow and trust accounts for limited periods of time and are not included in the condensed consolidated balance sheets.  Amounts held in escrow and trust accounts were $86.8 million and $62.5 million at March 31, 2015 and December 31, 2014, respectively.

NOTE 20 — SEGMENT REPORTING

Our business segments are based upon our organizational structure, which focuses primarily on the services offered, and are consistent with the internal reporting used by our Chief Executive Officer (our Chief Operating Decision Maker) to evaluate operating performance and to assess the allocation of our resources.
We classify our businesses into three reportable segments. The Mortgage Services segment provides services that span the mortgage and real estate lifecycle and are typically outsourced by loan servicers, loan originators, investors and other sellers of single family homes. The Financial Services segment provides collection and customer relationship management services primarily to debt originators and servicers (e.g., credit card, auto lending, retail credit and mortgage) and the utility, insurance and hotel industries. The Technology Services segment provides a portfolio of software, data analytics and infrastructure management services that support the efficient and compliant management of mortgage and real estate activities and marketplace transactions across the lifecycle. In addition, Corporate Items and Eliminations include eliminations of transactions between the reportable segments, interest expense and costs related to corporate support functions including executive, finance, legal, compliance, human resources, vendor management, risk and operational effectiveness and marketing. Intercompany transactions primarily consist of information technology infrastructure services.

Financial information for our segments is as follows:

	Three months ended March 31, 2015
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue	$177,006	$22,354	$51,970	$(10,848)	$240,482
Cost of revenue	114,804	15,103	52,723	(9,804)	172,826
Gross profit (loss)	62,202	7,251	(753)	(1,044)	67,656
Selling, general and administrative expenses	20,561	4,715	7,315	19,815	52,406
Income (loss) from operations	41,641	2,536	(8,068)	(20,859)	15,250
Other income (expense), net	(4)	(12)	1	(10,427)	(10,442)

Income (loss) before income taxes and non-controlling interests	$41,637	$2,524	$(8,067)	$(31,286)	$4,808

	Three months ended March 31, 2014
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue	$176,430	$24,285	$46,850	$(8,296)	$239,269
Cost of revenue	103,237	14,613	37,332	(7,377)	147,805
Gross profit (loss)	73,193	9,672	9,518	(919)	91,464
Selling, general and administrative expenses	19,174	4,663	6,614	13,083	43,534
Income (loss) from operations	54,019	5,009	2,904	(14,002)	47,930
Other income (expense), net	48	(1)	(16)	(4,760)	(4,729)

Income (loss) before income taxes and non-controlling interests	$54,067	$5,008	$2,888	$(18,762)	$43,201

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Total assets:
March 31, 2015	$299,647	$54,365	$238,580	$168,089	$760,681
December 31, 2014	313,550	56,096	250,059	168,516	788,221

Our services are provided to customers primarily located in the United States.  Premises and equipment, net consist of the following, by country:

(in thousands)	March 31, 2015	December 31, 2014

United States	$86,043	$88,274
India	25,952	27,082
Luxembourg	11,430	9,059
Philippines	3,096	3,344

Total	$126,521	$127,759

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is a supplement to the accompanying interim condensed consolidated financial statements and is intended to provide a reader of our financial statements with a narrative from the perspective of management on our businesses, current developments, financial condition, results of operations and liquidity. Our MD&A should be read in conjunction with our Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”) on March 2, 2015.
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

Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the risks discussed in the “Risk Factors” section of our Form 10-K for the year ended December 31, 2014 and include the following:

•
if, as a result of difficulties faced by Ocwen Financial Corporation and its subsidiaries (“Ocwen”), we were to lose Ocwen as a customer or there is a significant reduction in the volume of services they purchase from us;

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

Origination management services - Origination management services principally include Mortgage Partnership of America, L.L.C. (“MPA”) and our contract underwriting and quality control businesses. MPA serves as the manager of Best Partners Mortgage Cooperative, Inc., which is referred to as the Lenders One® Mortgage Cooperative (“Lenders One”), a national alliance of independent mortgage bankers that provides its members with education and training along with revenue enhancing, cost reducing and market share expanding opportunities. We provide other origination related services in the residential property valuation business and insurance services businesses. In September 2014, we launched Best Partners Mortgage Brokers Cooperative, Inc., which is referred to as the Wholesale One™ Mortgage Cooperative (“Wholesale One”), for the wholesale mortgage industry. Wholesale One will assist mortgage brokers and other third party originators with tools to improve their businesses. In April 2015, we launched a new cooperative, Best Partners Residential Investor Cooperative, Inc., which is referred to as Residential Investor One™. Residential Investor One was formed to deliver savings and efficiencies to individual and institutional residential real estate investors.

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

Technology Services: Provides a portfolio of software, data analytics and infrastructure management services that support the efficient and compliant management of mortgage and real estate activities and marketplace transactions across the lifecycle. We currently provide our information technology (“IT”) infrastructure management services to Ocwen, Home Loan Servicing Solutions, Ltd. (“HLSS”), Altisource Residential Corporation (“Residential”) and Altisource Asset Management Corporation (“AAMC”), through managed services agreements, and our other segments in a shared services model. Our software and analytics solutions primarily include REALSuite™, Equator® and Mortgage Builder ® software solutions, as described briefly below:

The REALSuite platform provides a fully integrated set of software applications and technologies that manage the end-to-end lifecycle for residential and commercial mortgage loan servicing including the automated management and payment of a distributed network of vendors.

REALServicing® - An enterprise residential mortgage loan servicing platform that offers an efficient and compliant platform for loan servicing including default administration. This solution spans the loan servicing lifecycle from loan boarding to satisfaction including automation for collections, borrower communications, payment processing and reporting. We also offer the REALSynergy® enterprise commercial loan servicing system.

REALResolution™ - A technology platform that provides servicers with an automated default management and home retention solution for delinquent and defaulted loans.

REALTrans® - A patented electronic services marketplace platform that automates and simplifies vendor selection, ordering, tracking and fulfilling of vendor provided services principally related to real estate and mortgage marketplaces. This technology solution, whether accessed through the web or integrated into existing business processing applications, connects to a marketplace of services through a single platform and delivers an efficient method for managing a large scale network of vendors.

REALRemit® - A patented electronic invoicing and payment system that provides vendors with the ability to submit invoices electronically, provides payors with the ability to automatically adjudicate invoices according to compliance rules and for electronic payments to be fulfilled subject to approval review rules and workflows.

REALDoc® - An automated document management platform that consists of three primary modules: REALDoc Capture, which converts document images into processable data, indexes documents and provides customizable workflows based on data attributes; REALDoc Correspondence, which provides a scalable correspondence generation, management and delivery platform; and REALDoc Vault, which provides a scalable and distributed storage platform and secure document viewer.

REALAnalytics™ - A data analytics and delivery platform that utilizes advanced econometric modeling and behavioral economics to assist mortgage and real estate service providers in optimizing risk management, value measurement, loss mitigation and consumer behavior outcomes across the mortgage and real estate lifecycle.

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

Mortgage Builder - Includes the Architect®, Surveyance®, Colonnade® and LoanXEngine™ technologies, which are software solutions for mortgage banks, community banks, credit unions and other financial institutions. The Architect platform is a cloud based all-inclusive origination platform that manages loans from prequalification through interim servicing and delivery. The Surveyance platform is a mobile origination solution that provides originators with the ability to service their clients remotely. The Colonnade platform is a loan servicing solution and the LoanXEngine platform provides customer relationship management and product pricing and eligibility solutions.

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

Stock Repurchase Plan

On February 28, 2014, our shareholders approved a new stock repurchase program, which replaced the previous stock repurchase program. Under the new program, we are authorized to purchase up to 3.4 million shares of our common stock, based on a limit of 15% of the outstanding shares of common stock on the date of approval, in the open market, at a minimum price of $1.00 per share and a maximum price of $500.00 per share. This is in addition to amounts previously purchased under the prior programs. From authorization of the previous programs through March 31, 2015, we have purchased approximately 6.4 million shares of our common stock in the open market at an average price of $77.69 per share. We purchased 0.2 million shares of common stock at an average price of $23.44 per share during the three months ended March 31, 2015 and 0.3 million shares at an average price of $109.97 per share during the three months ended March 31, 2014. As of March 31, 2015, approximately 1.0 million shares of common stock remain available for repurchase under the new program. Our senior secured term loan limits the amount we can spend on share repurchases in any year and may prevent repurchases in certain circumstances. As of March 31, 2015, approximately $285 million was available to repurchase our common stock under our senior secured term loan.

Altisource’s Vision and Growth Initiatives

Altisource provides a suite of mortgage, real estate and consumer debt services, leveraging our technology and global operations. Our relationship with Ocwen provided a foundation on which we built our business and Ocwen, as our largest customer, remains an important priority for us. Leveraging the services we have built through Ocwen and other relationships, Altisource is focused on becoming the premier provider of real estate and mortgage marketplaces offering both distribution and content to a diversified customer base. Within the real estate and mortgage markets, we are facilitating transactions related to home sales, home rentals, home maintenance, mortgage origination and mortgage servicing.

While we expect our revenue from Ocwen’s servicing portfolio to decline in 2015, we believe we have opportunities to continue to build our business from our revenue and diversification initiatives. Ocwen remains a very important component of our business and we believe that its existing non-government-sponsored enterprise (“non-GSE”) portfolio provides continuing revenue opportunities for Altisource. While we have been working on our strategic growth initiatives for some time, we have historically had to balance this activity with the need to support Ocwen during a period of its own rapid growth. Given our current expectations relative to Ocwen going forward and the recognized importance of diversifying further our customer base, we are increasing our focus on our strategic growth initiatives. Our strategic growth initiatives are:

Mortgage market:

•	attract new clients to our comprehensive default related businesses

•	grow our origination services and technologies

Real estate market:

•	expand our innovative online real estate marketplace

•	grow our property management and renovation services business

Factors Affecting Comparability

The following items may impact the comparability of our results:

•
The average number of loans serviced by Ocwen on REALServicing was 2.4 million for three months ended March 31, 2015 compared to 1.9 million for the three months ended March 31, 2014. The average number of delinquent non-GSE loans serviced by Ocwen on REALServicing was 314 thousand for the three months ended March 31, 2015 compared to 369 thousand for the three months ended March 31, 2014;

•	In the first quarter of 2015, we recognized a $3.3 million impairment loss on our investment in HLSS equity securities;

•
On November 21, 2014, we acquired certain assets and assumed certain liabilities of Owners Advantage, LLC (“Owners”), a leading self-directed online real estate marketplace, for an initial purchase price of $19.8 million plus contingent earn out consideration of up to an additional $7.0 million over two years, subject to Owners achieving annual performance targets;

•	In the fourth quarter of 2014, we discontinued our lender placed insurance brokerage line of business;

•
On September 12, 2014, we completed the acquisition of certain assets and assumed certain liabilities of Mortgage Builder Software, Inc. (“Mortgage Builder”), a provider of mortgage loan origination and servicing software systems, for an initial purchase price of $15.7 million plus contingent earn out consideration of up to an additional $7.0 million over three years, subject to Mortgage Builder achieving annual performance targets; and

•
On August 1, 2014, we amended our senior secured term loan agreement and increased our borrowings by $200.0 million to $594.5 million. Interest expense totaled $7.2 million for the three months ended March 31, 2015 compared to $4.8 million for the three months ended March 31, 2014.

Correction of Immaterial Errors

As previously disclosed, during 2014 we determined that while we properly identified our related parties in previously issued financial statements, disclosures of certain immaterial related party expenses were omitted. We corrected the previously presented disclosures of related party expenses in Note 2 - Transactions with Related Parties and on the face of the condensed consolidated statements of operations for the three months ended March 31, 2014. The impact of correcting these items in the notes to the condensed consolidated financial statements had the effect of:

•	increasing the amounts disclosed as related party cost of revenue from Ocwen by $7.3 million for the three months ended March 31, 2014;

•	increasing the amounts disclosed as selling, general and administrative expenses (“SG&A”) from Ocwen billings to Altisource by $0.4 million for the three months ended March 31, 2014;

•	decreasing the amounts disclosed as SG&A from Altisource billings to Ocwen by $0.2 million for the three months ended March 31, 2014; and

•	decreasing the amounts disclosed as SG&A from Altisource billings to AAMC by $0.3 million for the three months ended March 31, 2014.

Correcting these items on the face of the condensed consolidated statements of operations resulted in the disclosure of related party cost of revenue of $7.3 million for the three months ended March 31, 2014 and a decrease in previously disclosed related party SG&A by $1.1 million for the three months ended March 31, 2014.

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections, the Company evaluated the effect of the disclosure and presentation errors on its previously issued annual and quarterly financial statements, both qualitatively and quantitatively, and concluded that the related party disclosures in the Company’s previously issued annual and quarterly financial statements are not materially misstated.

CONSOLIDATED RESULTS OF OPERATIONS

Summary Consolidated Results

The following is a discussion of our consolidated results of operations for the periods indicated. For a more detailed discussion of the factors that affected the results of our business segments in these periods, see “Segment Results of Operations” below.

The following table sets forth information regarding our results of operations for the three months ended March 31:

(in thousands, except per share data)	2015	2014	% Increase (decrease)

Service revenue
Mortgage Services	$144,381	$147,148	(2)
Financial Services	22,313	24,257	(8)
Technology Services	51,970	46,850	11
Eliminations	(10,848)	(8,296)	31
Total service revenue	207,816	209,959	(1)
Reimbursable expenses	31,956	28,795	11
Non-controlling interests	710	515	38
Total revenue	240,482	239,269	1
Cost of revenue	172,826	147,805	17
Gross profit	67,656	91,464	(26)
Selling, general and administrative expenses	52,406	43,534	20
Income from operations	15,250	47,930	(68)
Other income (expense), net:
Interest expense	(7,160)	(4,776)	50
Other than temporary impairment loss on HLSS equity securities	(3,285)	—	N/M
Other income (expense), net	3	47	(94)
Total other income (expense), net	(10,442)	(4,729)	(121)

Income before income taxes and non-controlling interests	4,808	43,201	(89)
Income tax provision	(400)	(3,055)	87
Net income	4,408	40,146	(89)
Net income attributable to non-controlling interests	(710)	(515)	(38)

Net income attributable to Altisource	3,698	39,631	(91)

Margins:
Gross profit/service revenue	33%	44%
Income from operations/service revenue	7%	23%

Earnings per share:
Basic	$0.18	$1.76	(90)
Diluted	$0.18	$1.61	(89)

N/M — not meaningful.

Revenue

We recognized service revenue of $207.8 million for the three months ended March 31, 2015, a 1% decrease compared to the three months ended March 31, 2014. The slight decline in service revenue was primarily due to the discontinuation of the lender placed insurance brokerage line of business in the fourth quarter of 2014, fewer property valuation services referrals and lower Equator revenue from the full amortization of acquisition related deferred revenue in 2014. These declines were largely offset by revenue expansion in the asset management services businesses primarily from growth in the number of non-Ocwen homes and Ocwen REO sold on Hubzu and a higher percentage of homes sold through auction.

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
We recognized cost of revenue of $172.8 million for the three months ended March 31, 2015, a 17% increase compared to the three months ended March 31, 2014. The increase in cost of revenue is primarily attributable to increases in compensation and benefits and technology and telecommunications costs. Compensation and benefits increased primarily due to increased headcount and related benefits, contractor costs and severance costs incurred in connection with cost reduction initiatives implemented during the three months ended March 31, 2015. Technology and telecommunications costs increased due to increases in service contracts and consulting fees. Recognizing that our business with Ocwen is not expected to grow in the near term due to challenges faced by Ocwen, in late 2014 and early 2015 we developed and are executing on a plan that includes eliminating certain non-revenue generating businesses, reducing vendor costs and eliminating staff. During the three months ended March 31, 2015, we recognized severance expense of $4.0 million related to the elimination of staff.
Gross profit decreased to $67.7 million, representing 33% of service revenue, for the three months ended March 31, 2015 from $91.5 million, representing 44% of service revenue, for the three months ended March 31, 2014. Gross profit as a percentage of service revenue declined in 2015 due largely to lower revenue from Mortgage Services’ higher gross margin businesses and higher compensation and benefits and technology and telecommunications costs without corresponding revenue growth principally within the Technology Services segment.

Selling, General and Administrative Expenses and Income from Operations

SG&A includes payroll for personnel employed in executive, finance, legal, compliance, human resources, vendor management, risk and operational effectiveness and marketing roles. This category also includes occupancy costs, professional fees and depreciation and amortization of intangible assets.

We recognized SG&A of $52.4 million for the three months ended March 31, 2015, a 20% increase compared to the three months ended March 31, 2014. This increase is driven primarily by higher compensation and benefits cost due to expansion of certain support functions, severance costs incurred in connection with cost reduction initiatives implemented during the three months ended March 31, 2015 and higher legal costs related to regulatory and litigation matters.
Income from operations decreased to $15.3 million, representing 7% of service revenue, for the three months ended March 31, 2015 from $47.9 million, representing 23% of service revenue, for the three months ended March 31, 2014. The decrease in operating income margin is primarily driven by the increase in cost of revenues and the increase in SG&A discussed above.
Other Income (Expense), net
Other income (expense), net principally includes interest expense, interest income and an other than temporary impairment loss on HLSS equity securities. Interest expense was $7.2 million for the three months ended March 31, 2015, an increase of $2.4 million compared to the three months ended March 31, 2014, resulting from the additional $200.0 million senior secured term loan borrowings on August 1, 2014.
During the three months ended March 31, 2015, we purchased 1.6 million shares of HLSS common stock for $30.0 million in the open market. This investment is classified as available for sale and reflected at fair value at March 31, 2015. Based on HLSS’ sale of substantially all of its assets and plan of complete liquidation and dissolution, we determined that our investment in HLSS is other than temporarily impaired. Accordingly, we recognized an other than temporary impairment loss of $3.3 million during the three months ended March 31, 2015. This amount reflects the difference between the cost and fair value of the HLSS equity securities as of March 31, 2015.

Income Tax Provision

We recognized an income tax provision of $0.4 million for the three months ended March 31, 2015 compared to $3.1 million for the three months ended March 31, 2014. Our effective tax rate was 8.3% and 7.1% for the three months ended March 31, 2015 and March 31, 2014, respectively. Our effective tax rate differs from the Luxembourg statutory tax rate of 29.2% primarily due to the effect of certain deductions in Luxembourg from a tax ruling, which expires in 2019 unless extended or renewed, and the mix of income and losses with varying tax rates in multiple taxing jurisdictions. Our consolidated effective income tax rate for financial reporting purposes may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our domestic and international operations, which may be subject to differing tax rates, and our ability to utilize net operating loss and tax credit carryforwards.
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
Financial information for our segments is as follows:

	Three months ended March 31, 2015
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue
Service revenue	$144,381	$22,313	$51,970	$(10,848)	$207,816
Reimbursable expenses	31,915	41	—	—	31,956
Non-controlling interests	710	—	—	—	710
	177,006	22,354	51,970	(10,848)	240,482
Cost of revenue	114,804	15,103	52,723	(9,804)	172,826
Gross profit (loss)	62,202	7,251	(753)	(1,044)	67,656
Selling, general and administrative expenses	20,561	4,715	7,315	19,815	52,406
Income (loss) from operations	41,641	2,536	(8,068)	(20,859)	15,250
Other income (expense), net	(4)	(12)	1	(10,427)	(10,442)

Income (loss) before income taxes and non-controlling interests	$41,637	$2,524	$(8,067)	$(31,286)	$4,808

Margins:
Gross profit (loss)/service revenue	43%	32%	(1)%	N/M	33%
Income (loss) from operations/service revenue	29%	11%	(16)%	N/M	7%

Transactions with related parties:
Revenue	$117,941	$5,609	$25,089	$—	$148,639
Cost of revenue	9,981	32	275	—	10,288
Selling, general and administrative expenses	66	181	37	373	657

N/M — not meaningful.

	Three months ended March 31, 2014
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue
Service revenue	$147,148	$24,257	$46,850	$(8,296)	$209,959
Reimbursable expenses	28,767	28	—	—	28,795
Non-controlling interests	515	—	—	—	515
	176,430	24,285	46,850	(8,296)	239,269
Cost of revenue	103,237	14,613	37,332	(7,377)	147,805
Gross profit (loss)	73,193	9,672	9,518	(919)	91,464
Selling, general and administrative expenses	19,174	4,663	6,614	13,083	43,534
Income (loss) from operations	54,019	5,009	2,904	(14,002)	47,930
Other income (expense), net	48	(1)	(16)	(4,760)	(4,729)

Income (loss) before income taxes and non-controlling interests	$54,067	$5,008	$2,888	$(18,762)	$43,201

Margins:
Gross profit /service revenue	50%	40%	20%	N/M	44%
Income from operations/service revenue	37%	21%	6%	N/M	23%

Transactions with related parties:
Revenue	$122,439	$6,302	$16,817	$—	$145,558
Cost of revenue	7,227	35	26	—	7,288
Selling, general and administrative expenses	47	—	63	(352)	(242)

N/M — not meaningful.

Mortgage Services

Revenue

Revenue by service line was as follows for the three months ended March 31:

(in thousands)	2015	2014	% Increase (decrease)

Service revenue:
Asset management services	$89,584	$74,725	20
Insurance services	23,642	34,965	(32)
Residential property valuation	19,447	27,196	(28)
Default management services	6,694	5,837	15
Origination management services	5,014	4,425	13
Total service revenue	144,381	147,148	(2)

Reimbursable expenses:
Asset management services	30,003	27,162	10
Insurance services	1,349	649	108
Default management services	541	917	(41)
Origination management services	22	39	(44)
Total reimbursable expenses	31,915	28,767	11

Non-controlling interests	710	515	38

Total revenue	$177,006	$176,430	—

Revenue from related parties:
Asset management services	$83,310	$80,630	3
Insurance services	9,797	11,005	(11)
Residential property valuation	18,479	26,241	(30)
Default management services	5,992	4,169	44
Origination management services	363	394	(8)

Total revenue from related parties	$117,941	$122,439	(4)

We recognized service revenue of $144.4 million for the three months ended March 31, 2015, a 2% decrease compared to the three months ended March 31, 2014, primarily due to the discontinuation of the lender placed insurance brokerage line of business in the fourth quarter of 2014 and fewer property valuation services referrals. These declines were largely offset by revenue expansion in the asset management services businesses primarily from growth in the number of non-Ocwen homes and Ocwen REO sold on Hubzu and a higher percentage of homes sold through auction.

Certain of our Mortgage Services businesses are impacted by seasonality. REO sales and lawn maintenance services are generally lowest during the fall and winter months and highest during the spring and summer months.

Cost of Revenue and Gross Profit

Cost of revenue consists of the following for the three months ended March 31:

(in thousands)	2015	2014	% Increase (decrease)

Compensation and benefits	$20,805	$15,452	35
Outside fees and services	52,593	52,283	1
Reimbursable expenses	31,915	28,767	11
Technology and telecommunications	8,674	6,204	40
Depreciation and amortization	817	531	54

Cost of revenue	$114,804	$103,237	11

Cost of revenue for the three months ended March 31, 2015 of $114.8 million increased by 11% compared to the three months ended March 31, 2014, primarily due to the increase in compensation and benefits and technology and telecommunications costs. Compensation and benefits costs increased during 2014 to support growth in certain of our Mortgage Services businesses and our growth initiatives. Technology and telecommunications costs increased primarily due to increased IT infrastructure investments. Recognizing that our business with Ocwen is not expected to grow in the near term due to challenges faced by Ocwen, in late 2014 and early 2015 we developed and are executing on a plan that includes eliminating certain non-revenue generating businesses, reducing vendor costs and eliminating staff. During the three months ended March 31, 2015, we recognized severance expense in the Mortgage Services segment of $1.1 million related to the elimination of staff.
Gross profit decreased to $62.2 million, representing 43% of service revenue, for the three months ended March 31, 2015 from $73.2 million, representing 50% of service revenue, for the three months ended March 31, 2014. The gross profit margin decreased due to service revenue mix with no revenue in 2015 from the higher margin lender placed insurance brokerage business and from costs incurred in the three months ended March 31, 2015 related to certain non-revenue generating businesses that will no longer be incurred after March 31, 2015.

Our margins can vary substantially depending upon service revenue mix.
Selling, General and Administrative Expenses and Income from Operations

SG&A expenses consist of the following for the three months ended March 31:

(in thousands)	2015	2014	% Increase (decrease)

Compensation and benefits	$538	$242	122
Professional services	4,542	1,048	N/M
Occupancy related costs	2,600	2,380	9
Amortization of intangible assets	6,439	7,083	(9)
Depreciation and amortization	554	427	30
Marketing costs	3,934	5,002	(21)
Other	1,954	2,992	(35)

Selling, general and administrative expenses	$20,561	$19,174	7

N/M - not meaningful.

SG&A for the three months ended March 31, 2015 of $20.6 million increased by 7% compared to the three months ended March 31, 2014, primarily driven by an increase in legal costs related to legal and regulatory matters. This increase was partially offset by lower Hubzu marketing costs as we continue to optimize our marketing spend and lower bad debt expense.

Income from operations decreased to $41.6 million, representing 29% of service revenue, for the three months ended March 31, 2015 compared to $54.0 million, representing 37% of service revenue, for the three months ended March 31, 2014. The decrease in operating income margin is the result of the decrease in gross profit as a percentage of service revenue and higher SG&A expenses as a percentage of service revenue, as discussed above.

Financial Services

Revenue

Revenue by service line was as follows for the three months ended March 31:

(in thousands)	2015	2014	% Increase (decrease)

Service revenue:
Customer relationship management	$11,396	$12,975	(12)
Asset recovery management	10,917	11,282	(3)
Total service revenue	22,313	24,257	(8)

Reimbursable expenses:
Asset recovery management	41	28	46
Total reimbursable expenses	41	28	46

Total revenue	$22,354	$24,285	(8)

Revenue from related parties:
Asset recovery management	$5,609	$6,302	(11)

We recognized service revenue of $22.3 million for the three months ended March 31, 2015, an 8% decrease compared to the three months ended March 31, 2014, primarily due to lower customer relationship management business from an existing customer, due to its vendor diversification initiatives, partially offset by the addition of a new customer.

Certain of our Financial Services businesses are impacted by seasonality. Revenue in the asset recovery management business tends to be higher in the first quarter, as borrowers may utilize tax refunds and bonuses to pay debts, and generally declines throughout the rest of the year.
Cost of Revenue and Gross Profit

Cost of revenue consists of the following for the three months ended March 31:

(in thousands)	2015	2014	% Increase (decrease)

Compensation and benefits	$10,987	$11,040	—
Outside fees and services	697	816	(15)
Reimbursable expenses	41	28	46
Technology and telecommunications	2,907	2,440	19
Depreciation and amortization	471	289	63

Cost of revenue	$15,103	$14,613	3

Cost of revenue for the three months ended March 31, 2015 of $15.1 million increased by 3% compared to the three months ended March 31, 2014, primarily due to higher technology and telecommunications costs from increased IT infrastructure investments.
Gross profit decreased to $7.3 million, representing 32% of service revenue, for the three months ended March 31, 2015 compared to $9.7 million, representing 40% of service revenue, for the three months ended March 31, 2014. Gross profit margin decreased primarily due to the decrease in revenues from a customer relationship management customer, due to its vendor diversification initiatives, without a similar reduction in compensation and benefits and higher technology and telecommunications costs.

Selling, General and Administrative Expenses and Income from Operations
SG&A expenses consist of the following for the three months ended March 31:

(in thousands)	2015	2014	% Increase (decrease)

Compensation and benefits	$13	$154	(92)
Professional services	211	242	(13)
Occupancy related costs	1,895	1,828	4
Amortization of intangible assets	1,127	1,454	(22)
Depreciation and amortization	579	294	97
Other	890	691	29

Selling, general and administrative expenses	$4,715	$4,663	1
SG&A for the three months ended March 31, 2015 of $4.7 million increased by 1% compared to the three months ended March 31, 2014, primarily due to an increase in depreciation and amortization expense and other expenses due to leasehold improvements in connection with facility relocations, partially offset by a decrease in amortization of intangible assets.
Income from operations was $2.5 million, representing 11% of service revenue, for the three months ended March 31, 2015 compared to $5.0 million, representing 21% of service revenue, for the three months ended March 31, 2014. The decrease in operating income as a percentage of service revenue is primarily the result of lower gross profit margins as discussed above.
Technology Services

Revenue

Revenue by service line was as follows for the three months ended March 31:

(in thousands)	2015	2014	% Increase (decrease)

Service revenue:
Software services	$32,624	$34,604	(6)
IT infrastructure services	19,346	12,246	58

Total revenue	$51,970	$46,850	11

Revenue from related parties:
Software services	$13,978	$11,350	23
IT infrastructure services	11,111	5,467	103

Total revenue from related parties	$25,089	$16,817	49

We recognized service revenue of $52.0 million for the three months ended March 31, 2015, an 11% increase compared to the three months ended March 31, 2014, primarily driven by IT infrastructure services revenue. IT infrastructure services are typically billed on a cost plus basis and costs in the IT infrastructure business were higher than the same period in 2014. (See cost of revenue section below for further discussion.) Within the software services businesses, lower Equator revenue from the full amortization of acquisition related deferred revenue in 2014 was partially offset by revenue from a higher number of loans serviced by Ocwen on REALServicing.
For segment presentation purposes, revenue from services provided by Technology Services to our other reportable segments is eliminated in consolidation. This inter-segment revenue is included as revenue in the Technology Services segment and as technology and telecommunications expense, a component of cost of revenue and SG&A, in our other reportable segments.

Cost of Revenue and Gross Profit (Loss)
Cost of revenue consists of the following for the three months ended March 31:

(in thousands)	2015	2014	% Increase (decrease)

Compensation and benefits	$37,534	$26,158	43
Technology and telecommunications	10,073	7,303	38
Depreciation and amortization	5,116	3,871	32

Cost of revenue	$52,723	$37,332	41

Cost of revenue for the three months ended March 31, 2015 of $52.7 million increased by 41% compared to the three months ended March 31, 2014, primarily due to increased compensation and benefits and technology and telecommunications costs. A portion of the increase in costs relates to the September 2014 acquisition of Mortgage Builder. The remaining increase relates to businesses we have been investing in to support our growth. Recognizing that our business with Ocwen is not expected to grow in the near term due to challenges faced by Ocwen, in late 2014 and early 2015 we developed and are executing on a plan that includes eliminating certain non-revenue generating businesses, reducing vendor costs and eliminating staff. During the three months ended March 31, 2015, we recognized severance expense in the Technology Services segment of $2.8 million related to the elimination of staff.
Gross profit (loss) decreased to $(0.8) million, representing (1)% of service revenue, for the three months ended March 31, 2015 compared to $9.5 million, representing 20% of service revenue, for the three months ended March 31, 2014. Gross profit (loss) margins decreased primarily due to higher costs, as described above.

Selling, General and Administrative Expenses and Income from Operations

SG&A expenses consist of the following for the three months ended March 31:

(in thousands)	2015	2014	% Increase (decrease)

Compensation and benefits	$878	$944	(7)
Professional services	184	87	111
Occupancy related costs	3,779	2,631	44
Amortization of intangible assets	1,325	929	43
Depreciation and amortization	311	322	(3)
Other	838	1,701	(51)

Selling, general and administrative expenses	$7,315	$6,614	11
SG&A for the three months ended March 31, 2015 of $7.3 million increased by 11% compared to the three months ended March 31, 2014, primarily due to increased occupancy related costs driven by facility expansions and relocations as well as increased intangible asset amortization related to the Mortgage Builder acquisition, partially offset by lower bad debt expense.
Loss from operations was $(8.1) million, representing (16)% of service revenue, for the three months ended March 31, 2015 compared to income from operations of $2.9 million, representing 6% of service revenue, for the three months ended March 31, 2014. Income from operations as a percentage of service revenue decreased primarily due to the decline in gross profit margins and the increase in SG&A, as discussed above.
Corporate Items and Eliminations

Corporate Items and Eliminations include interest expense, other than temporary impairment loss on HLSS equity securities and costs related to corporate support functions including executive, finance, legal, compliance, human resources, vendor management, risk and operational effectiveness and marketing. It also includes eliminations of transactions between the reportable segments.

Corporate costs consist of the following for the three months ended March 31:

(in thousands)	2015	2014	% Increase (decrease)

Compensation and benefits	$11,334	$7,649	48
Professional services	3,053	2,605	17
Occupancy related costs	2,380	2,472	(4)
Depreciation and amortization	978	512	91
Marketing costs	1,302	18	N/M
Other	768	(173)	N/M

Selling, general and administrative expenses	19,815	13,083	51

Other expense, net	10,427	4,760	119

Total corporate costs	$30,242	$17,843	69
N/M - not meaningful.
Corporate costs for the three months ended March 31, 2015 of $30.2 million increased by 69% compared to the three months ended March 31, 2014, primarily due to higher compensation and benefits costs, legal and compliance costs related to regulatory and litigation matters, interest expense and an other than temporary impairment loss on HLSS equity securities. We incurred higher compensation and benefits costs as we are expanding certain corporate functions. In addition, we incurred $0.5 million of severance costs in connection with cost reduction initiatives implemented during the three months ended March 31, 2015. Interest expense for the three months ended March 31, 2015 was $7.2 million, an increase of $2.4 million compared to the three months ended March 31, 2014, resulting from the additional $200.0 million senior secured term loan borrowings on August 1, 2014. In addition, we recorded a $3.3 million loss related to an other than temporary impairment of HLSS equity securities for the three months ended March 31, 2015 (no comparative amount in 2014).
Intercompany revenue that is eliminated in consolidation increased for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. These intercompany transactions primarily consisted of IT infrastructure services. While the expenses are recognized in the Mortgage Services and Financial Services segments above, the elimination of these expenses is reflected in Corporate Items and Eliminations.
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

Our relationship with Ocwen is subject to a number of risks and uncertainties that could result in changes to our relationship and have an adverse effect on our liquidity. We intend to closely monitor the Ocwen related uncertainties and to modify our business plan as needed in response. As a result of these uncertainties, we intend to increase our cash and cash equivalents position throughout 2015. However, we will continue to monitor market conditions, and may, at some point in the future, consider repurchasing our common stock and/or our debt if we believe conditions are favorable.

Senior Secured Term Loan

On November 27, 2012, Altisource Solutions S.à r.l., a wholly-owned subsidiary of the Company, entered into a senior secured term loan agreement with Bank of America, N.A., as administrative agent, and certain lenders. The Company and certain wholly-owned subsidiaries are guarantors of the term loan. We subsequently amended the senior secured term loan agreement to increase the principal amount of the senior secured term loan and, among other changes, re-establish the $200.0 million incremental term loan facility accordion, lower the interest rate, extend the maturity date by approximately one year and increase the maximum amount of Restricted Junior Payments (as defined in the senior secured term loan agreement; other capitalized terms, unless defined herein, are defined in the senior secured term loan agreement). The lenders of the senior secured term loan, as amended, have no obligation to provide any such additional debt under the accordion provision. As of March 31, 2015, $587.3 million, net of unamortized discount of $2.8 million, was outstanding under the senior secured term loan agreement, as amended, compared to $588.6 million, net of unamortized discount of $2.9 million, as of December 31, 2014.

After giving effect to the third amendment entered into on August 1, 2014, the term loan must be repaid in equal consecutive quarterly principal installments of $1.5 million, which commenced on September 30, 2014, with the balance due at maturity. All amounts outstanding under the senior secured term loan agreement will become due on the earlier of (i) December 9, 2020 and (ii) the date on which the loans are declared to be due and owing by the administrative agent at the request (or with the consent) of the Required Lenders upon the occurrence of any event of default under the senior secured term loan agreement. However, if leverage ratios exceed 3.00 to 1.00, a percentage of cash flows must be used to repay principal. No mandatory prepayments were owed for the three months ended March 31, 2015. Interest payments are due monthly. The interest rate as of March 31, 2015 was 4.50%.

The debt covenants in the senior secured term loan agreement limit, among other things, our ability to incur additional debt, pay dividends and repurchase stock. In the event we require additional liquidity, our ability to obtain it may be limited by the senior secured term loan.

Cash Flows

The following table presents our cash flows for the three months ended March 31:

(in thousands)	2015	2014	% Increase (decrease)

Net income adjusted for non-cash items	$27,043	$59,116	(54)
Changes in operating assets and liabilities	(42,981)	(22,807)	(88)
Net cash flows (used in) provided by operating activities	(15,938)	36,309	(144)
Net cash flows used in investing activities	(33,901)	(13,245)	(156)
Net cash flows used in financing activities	(5,899)	(37,012)	84
Decrease in cash and cash equivalents	(55,738)	(13,948)	N/M
Cash and cash equivalents at beginning of period	161,361	130,324	24

Cash and cash equivalents at end of period	$105,623	$116,376	(9)

N/M — not meaningful.

Cash Flows from Operating Activities

Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net income. For the three months ended March 31, 2015, we generated negative cash flows from operating activities of $(15.9) million, or approximately $(0.08) for every dollar of service revenue compared to cash flows from operating activities of $36.3 million, or approximately $0.17 for every dollar of service revenue for the three months ended March 31, 2014. The decrease in cash flows from operations for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 is principally driven by lower net income, after adding back depreciation and amortization including amortization of intangible assets, and unfavorable working capital changes. Changes in working capital were principally due to higher accounts receivable from the timing of collections and a decrease in accounts payable and accrued expenses due to the timing of payments, including higher annual incentive compensation payments.
Operating cash flows per service revenue dollar can be negatively impacted because of the nature of some of our services. Certain services are performed immediately following or shortly after the referral, but the collection of the receivable does not occur until a specific event occurs (e.g., the foreclosure is complete, the REO asset is sold, etc.) and our cash flows from operations may be negatively impacted when comparing one interim period to another.
Cash Flows from Investing Activities

Cash flows from investing activities include our purchase of 1.6 million shares HLSS common stock from March 10, 2015 to March 17, 2015. Cash flows from investing activities also include capital expenditures of $3.9 million and $12.9 million for the three months ended March 31, 2015 and 2014, respectively, primarily related to facility build-outs and investments in IT infrastructure.

Cash Flows from Financing Activities

Cash flows from financing activities for the three months ended March 31, 2015 and 2014 primarily include activity associated with share repurchases, debt repayment, stock option exercises and payments to non-controlling interests. During the three months ended March 31, 2015 and 2014, we spent $4.0 million and $35.8 million, respectively, to repurchase our common stock. During the three months ended March 31, 2015 and 2014, we repaid $1.5 million and $1.0 million, respectively, of the borrowings under the senior secured term loan. Stock option exercises provided proceeds of $0.2 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively. Distributions to non-controlling interests were $0.7 million for each of the three months ended March 31, 2015 and 2014.
Liquidity Requirements after March 31, 2015
In November 15, 2013, we completed the acquisition of Equator, LLC (“Equator”). The purchase agreement provided for the payment of up to $80 million in potential additional consideration determined based on Equator’s Adjusted EBITA (as defined in the purchase agreement) in the three consecutive 12-month periods following closing. Up to $22.5 million of this potential additional consideration could be earned in each of the first two 12-month periods, and up to $35.0 million could be earned in the third 12-month period. Any amounts earned upon the achievement of Adjusted EBITA thresholds are payable through 2017. We may, at our discretion, pay up to 20% of each payment of any of this potential additional consideration in shares of Company restricted stock, with the balance to be paid in cash. As of March 31, 2015, we estimated the fair value of the potential additional consideration related to the Equator acquisition to be $8.1 million. No payment was earned during the initial 12-month period. The amount ultimately paid will depend on Equator’s actual Adjusted EBITA in the three consecutive 12-month periods following closing.
On September 12, 2014, we acquired Mortgage Builder. The Mortgage Builder purchase agreement provides for the payment of up to $7.0 million in potential additional consideration based on Adjusted Revenue (as defined in the purchase agreement). We have estimated the fair value of the Mortgage Builder potential additional consideration to be $1.6 million as of March 31, 2015. The amount ultimately paid will depend on Mortgage Builder’s Adjusted Revenue in the three consecutive 12-month periods following closing.

On November 21, 2014, we acquired Owners. The Owners purchase agreement provides for a payment of up to $7.0 million of potential additional consideration based on Adjusted Revenue (as defined in the purchase agreement) earned in the two consecutive 12-month periods following closing. We have estimated the fair value of the Owners contingent consideration to be $2.0 million as of March 31, 2015. The amount ultimately paid will depend on Owners’ Adjusted Revenue earned in the two consecutive 12-month periods following closing.

During the second quarter of 2015, we expect to distribute $0.7 million to the Lenders One members representing non-controlling interests and repay $1.5 million of the senior secured term loan.

We believe that we will generate sufficient cash flows from operations to fund capital expenditures and required debt and interest payments for the next twelve months.
Contractual Obligations, Commitments and Contingencies

For the three months ended March 31, 2015, there were no significant changes to our contractual obligations from those identified in our Form 10-K for the fiscal year ended December 31, 2014, other than those that occur in the normal course of business. See also Note 19 to the interim condensed consolidated financial statements.

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

Our critical accounting policies are described in the MD&A section of our Form 10-K for the year ended December 31, 2014 filed with the SEC on March 2, 2015. Those policies have not changed during the three months ended March 31, 2015.

Future Adoption of New Accounting Pronouncements

In May 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This standard establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the new standard is an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact this new guidance may have on its results of operations and financial position.

In February 2015, FASB issued ASU No. 2015-02, Consolidation: Amendments to the Consolidation Analysis. This standard addresses the consolidation of certain legal entities relative to current requirements under GAAP of a reporting entity to consolidate another legal entity in situations in which the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations. This standard will be effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the standard in an interim period, any adjustments should be reflected as of the beginning of the year that includes that interim period. The Company is currently evaluating the impact this new guidance may have on its results of operations and financial position.

In April 2015, FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This revised standard changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. This standard will be effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect the adoption of this standard to have a material impact on its results of operations or financial position.

OTHER MATTERS

Related Parties

Ocwen

For the three months ended March 31, 2015 and 2014, we generated Mortgage Services segment revenue from Ocwen of $111.1 million and $122.4 million, respectively. For the three months ended March 31, 2015 and 2014, we generated Financial Services segment revenue from Ocwen of $5.6 million and $6.3 million, respectively. Also, for the three months ended March 31, 2015 and 2014, we generated Technology Services segment revenue of $24.6 million and $16.8 million, respectively. Services provided to Ocwen during such periods included residential property valuation, real estate asset management and sales, trustee management services, property inspection and preservation, insurance services, charge-off mortgage collections, IT infrastructure management and software applications including our software platforms. We record revenue we earn from Ocwen under the service agreements at rates we believe to be comparable market rates as we believe they are consistent with fees we charge to other customers and/or fees charged by our competitors for comparable services.

We earn additional revenue on the portfolios serviced by Ocwen that is not considered related party revenue when a party other than Ocwen selects Altisource as the service provider. For the three months ended March 31, 2015 and 2014, we recognized revenue of $53.5 million and $54.7 million, respectively, on the portfolios serviced by Ocwen that is not considered related party revenue.

For the three months ended March 31, 2015 and 2014, Ocwen billed us $10.3 million and $7.3 million, respectively, for data access fees and contractor and/or employee costs under agreements described in Note 2 to the condensed consolidated financial statements. These amounts are reflected as a component of cost of revenue in the condensed consolidated statements of operations. Based upon our previously provided notice, the Data Access and Services Agreement was terminated effective March 31, 2015.

For the three months ended March 31, 2015 and 2014, we billed Ocwen $0.6 million and $1.0 million, respectively, and Ocwen billed us $1.6 million and $1.2 million, respectively, for other services provided under the agreements described in Note 2 to the condensed consolidated financial statements. These amounts are reflected as a component of SG&A in the condensed consolidated statements of operations.

HLSS

HLSS is a publicly traded company whose primary objective is the acquisition of mortgage servicing rights and related servicing advances, loans held for investment and other residential mortgage related assets. As of March 31, 2015 and December 31, 2014, HLSS owned, for a significant portion of Ocwen-serviced non-GSE loans, (1) the rights to receive the servicing fees that Ocwen is entitled to receive and (2) associated servicing advances.
Under a support services agreement, we provide HLSS certain finance, human resources, tax and facilities services and we sell information technology services to HLSS. We billed HLSS $0.6 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively. Of these amounts, $0.5 million for the three months ended March 31, 2015 (no comparative amount in 2014) is reflected in revenue in the condensed consolidated statements of operations and, for the three months ended March 31, 2015 and 2014, $0.1 million and $0.2 million, respectively, is reflected as a component of SG&A in the condensed consolidated statements of operations.

On February 22, 2015, HLSS and New Residential Investment Corp. (“NRZ”) announced they entered into a definitive agreement whereby NRZ would acquire all of the outstanding shares of HLSS, subject to shareholder approval and other customary closing conditions.

From March 10, 2015 to March 17, 2015, we purchased 1.6 million shares of HLSS common stock for $30.0 million in the open market. See Note 5 to the condensed consolidated financial statements.

On April 6, 2015, HLSS and NRZ announced they terminated the merger agreement announced on February 22, 2015 and entered into a purchase agreement under which NRZ acquired substantially all of the assets and assumed substantially all of the liabilities of HLSS. The asset purchase was consummated concurrently with signing of the purchase agreement. Furthermore, NRZ separately agreed to a multi-year extension of the servicing contracts with Ocwen. HLSS also announced that it adopted a plan of complete liquidation and dissolution. Additional information is contained in HLSS’ public filings.

Residential and AAMC

For the three months ended March 31, 2015 and 2014, we billed Residential $6.8 million and $0.8 million, respectively. These amounts are reflected in revenue in the condensed consolidated statements of operations. This excludes revenue from services we provide to Residential’s loans serviced by Ocwen where we are retained by Ocwen. That revenue is included in Ocwen related party revenue. For the three months ended March 31, 2015 and 2014, we billed AAMC $0.2 million and $0.3 million, respectively, under the services agreements described in Note 2 to the condensed consolidated financial statements. Of these amounts, less than $0.1 million in each period is reflected in revenue in the condensed consolidated statements of operations and, for the three months ended March 31, 2015 and 2014, $0.2 million and $0.3 million, respectively, is reflected as a component of SG&A in the condensed consolidated statements of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market Risk
Our financial market risk consists primarily of interest rate and foreign currency exchange risk.
Interest Rate Risk
As of March 31, 2015, the interest rate charged on the senior secured term loan was 4.50%. The interest rate is calculated based on the Adjusted Eurodollar Rate (as defined in the senior secured term loan agreement) with a minimum floor of 1.00% plus 3.50%.

Based on the principal amount outstanding at March 31, 2015, a one percentage point increase in the Eurodollar Rate would increase our annual interest expense by approximately $1.6 million, based on the March 31, 2015 Adjusted Eurodollar Rate. There would be no change in our annual interest expense if there was a one percentage point decrease in the Eurodollar Rate.

Foreign Currency Exchange Risk

We are exposed to currency risk from potential changes in currency values of our foreign currency denominated expenses, assets, liabilities and cash flows. Our most significant foreign currency exposure relates to the Indian rupee. Based on expenses incurred in Indian rupees during the three months ended March 31, 2015, a one percentage point increase or decrease in value of the Indian rupee in relation to the United States dollar would increase or decrease our annual expenses by approximately $1.2 million.

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

b)	Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 11, 2015, W.A. Sokolowski, an alleged shareholder of Ocwen Financial Corporation, filed an amended shareholder derivative complaint in the United States District Court for the Southern District of Florida against Ocwen Financial Corporation, certain of its officers and directors, Altisource and other companies. The suit seeks recovery of an unspecified amount of damages on behalf of Ocwen for alleged breaches of fiduciary duty by Ocwen’s current and former officers and directors, which were allegedly aided and abetted by Altisource and other defendants. Altisource, which has not been served with the suit, intends to vigorously defend the lawsuit.

Altisource is unable to predict the outcomes of these lawsuits or reasonably estimate the potential loss, if any, arising from the suits, given that a motion to dismiss was filed but has not yet been adjudicated in the first case, Altisource has not been served in the second case, discovery has not commenced in either case and significant legal and factual issues remain to be determined in both cases.

In addition to the matters referenced above, we are involved in legal actions in the course of our business, some of which seek monetary damages. We do not believe that the outcome of these proceedings, both individually and in the aggregate, will have a material impact on our financial condition, results of operations or cash flows.

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

Item 1A.  Risk Factors

As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Form 10-K for the year ended December 31, 2014 filed with the SEC on March 2, 2015.

Item 2.  Issuer Purchases of Equity Securities

Equity securities repurchased by us:

The following table presents information related to our repurchases of our equity securities during the three months ended March 31, 2015:

Period	Total number of shares purchased(1)	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs(2)
Common stock:
January 1 — 31, 2015	168,700	$23.44	168,700	969,638
February 1 — 28, 2015	—	—	—	969,638
March 1 — 31, 2015	—	—	—	969,638

	168,700	$23.44	168,700	969,638

(1)	May include shares withheld from employees to satisfy tax withholding obligations that arose from the exercise of stock options.

(2)
On February 28, 2014, our shareholders authorized a new share repurchase program that replaced the prior program and authorizes us to purchase up to 3.4 million shares of our common stock in the open market.

Item 6. Exhibits

	10.1	Form of Cash Retention Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 21, 2015)

	10.2	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 21, 2015)

	10.3	Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 21, 2015)

*	31.1	Section 302 Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

*	31.2	Section 302 Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

*	32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015 is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; (ii Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014; (iii) Condensed Consolidated Statements of Equity for the three months ended March 31, 2015 and 2014; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
(Registrant)

Date: April 23, 2015	By:	/s/ Michelle D. Esterman
Michelle D. Esterman
Chief Financial Officer
(On behalf of the Registrant and as its Principal Financial Officer)