Form 10-Q
period 2015-06-30
Altisource Portfolio Solutions S.A.
filed 2015-07-23
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 20, 2015, there were 18,736,479 outstanding shares of the registrant’s shares of beneficial interest (excluding 6,676,269 shares held as treasury stock).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Condensed Consolidated Financial Statements (Unaudited)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$130,079	$161,361
Accounts receivable, net	116,766	112,183
Prepaid expenses and other current assets	19,087	23,567
Deferred tax assets, net	4,987	4,987
Total current assets	270,919	302,098

Premises and equipment, net	126,637	127,759
Goodwill	90,851	90,851
Intangible assets, net	227,369	245,246
Other assets	20,232	22,267

Total assets	$736,008	$788,221

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$79,118	$111,766
Current portion of long-term debt	5,945	5,945
Deferred revenue	9,012	9,829
Other current liabilities	13,133	13,227
Total current liabilities	107,208	140,767

Long-term debt, less current portion	563,993	582,669
Deferred tax liabilities, net	2,699	2,694
Other non-current liabilities	13,205	20,648

Commitments, contingencies and regulatory matters (Note 20)

Equity:
Common stock ($1.00 par value; 25,413 shares authorized and issued and 18,737 outstanding as of June 30, 2015; 25,413 shares authorized and issued and 20,279 outstanding as of December 31, 2014)	25,413	25,413
Additional paid-in capital	92,824	91,509
Retained earnings	415,914	367,967
Treasury stock, at cost (6,676 shares as of June 30, 2015 and 5,134 shares as of December 31, 2014)	(486,556)	(444,495)
Altisource equity	47,595	40,394

Non-controlling interests	1,308	1,049
Total equity	48,903	41,443

Total liabilities and equity	$736,008	$788,221

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Revenue	$268,321	$296,072	$508,803	$535,341
Cost of revenue	168,159	183,999	340,985	331,804

Gross profit	100,162	112,073	167,818	203,537
Selling, general and administrative expenses	43,975	49,021	96,381	92,555

Income from operations	56,187	63,052	71,437	110,982
Other income (expense), net:
Interest expense	(7,195)	(4,784)	(14,355)	(9,560)
Other than temporary impairment loss on HLSS equity securities	—	—	(3,285)	—
Gain on sale of and dividends from HLSS equity securities	1,431	—	1,431	—
Other income (expense), net	821	(43)	824	4
Total other income (expense), net	(4,943)	(4,827)	(15,385)	(9,556)

Income before income taxes and non-controlling interests	51,244	58,225	56,052	101,426
Income tax provision	(4,398)	(3,493)	(4,798)	(6,548)

Net income	46,846	54,732	51,254	94,878
Net income attributable to non-controlling interests	(896)	(631)	(1,606)	(1,146)

Net income attributable to Altisource	$45,950	$54,101	$49,648	$93,732

Earnings per share:
Basic	$2.35	$2.45	$2.50	$4.20
Diluted	$2.22	$2.24	$2.38	$3.84

Weighted average shares outstanding:
Basic	19,571	22,089	19,870	22,301
Diluted	20,669	24,166	20,830	24,415

Transactions with related parties included above:
Revenue	See Note 3	$179,027	See Note 3	$324,585
Cost of revenue	See Note 3	9,554	See Note 3	16,842
Selling, general and administrative expenses	See Note 3	(489)	See Note 3	(731)

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Altisource Equity					Non-controlling interests
	Common stock		Additional paid-in capital	Retained earnings	Treasury stock, at cost		Total
	Shares

Balance, December 31, 2013	25,413	$25,413	$89,273	$239,561	$(197,548)	$1,042	$157,741
Net income	—	—	—	93,732	—	1,146	94,878
Distributions to non-controlling interest holders	—	—	—	—	—	(1,207)	(1,207)
Share-based compensation expense	—	—	1,130	—	—	—	1,130
Exercise of stock options	—	—	—	(2,932)	3,571	—	639
Repurchase of shares	—	—	—	—	(80,702)	—	(80,702)

Balance, June 30, 2014	25,413	$25,413	$90,403	$330,361	$(274,679)	$981	$172,479

Balance, December 31, 2014	25,413	$25,413	$91,509	$367,967	$(444,495)	$1,049	$41,443
Net income	—	—	—	49,648	—	1,606	51,254
Distributions to non-controlling interest holders	—	—	—	—	—	(1,347)	(1,347)
Share-based compensation expense	—	—	1,315	—	—	—	1,315
Exercise of stock options	—	—	—	(1,701)	1,904	—	203
Repurchase of shares	—	—	—	—	(43,965)	—	(43,965)

Balance, June 30, 2015	25,413	$25,413	$92,824	$415,914	$(486,556)	$1,308	$48,903

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$51,254	$94,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,432	13,375
Amortization of intangible assets	17,877	19,573
Goodwill impairment	—	37,473
Other than temporary impairment loss on HLSS equity securities	3,285	—
Gain on sale of and dividends from HLSS equity securities	(1,431)	—
Change in the fair value of acquisition related contingent consideration	(7,346)	(37,924)
Share-based compensation expense	1,315	1,130
Bad debt expense	2,143	4,250
Gain on early extinguishment of debt	(1,114)	—
Amortization of debt discount	255	90
Amortization of debt issuance costs	585	483
Deferred income taxes	5	462
Loss on disposal of fixed assets	20	98
Changes in operating assets and liabilities:
Accounts receivable	(6,726)	(24,510)
Prepaid expenses and other current assets	4,480	(5,131)
Other assets	1,338	(2,089)
Accounts payable and accrued expenses	(28,557)	21,319
Other current and non-current liabilities	(1,008)	(11,950)
Net cash provided by operating activities	54,807	111,527

Cash flows from investing activities:
Additions to premises and equipment	(21,421)	(30,522)
Purchase of HLSS equity securities	(29,966)	—
Proceeds received from sale of and dividends from HLSS equity securities	28,112	—
Other investing activities	(4)	(294)
Net cash used in investing activities	(23,279)	(30,816)

Cash flows from financing activities:
Repayment of long-term debt	(17,701)	(1,986)
Proceeds from stock option exercises	203	639
Purchase of treasury stock	(43,965)	(80,702)
Distributions to non-controlling interests	(1,347)	(1,207)
Net cash used in financing activities	(62,810)	(83,256)

Net decrease in cash and cash equivalents	(31,282)	(2,545)
Cash and cash equivalents at the beginning of the period	161,361	130,429

Cash and cash equivalents at the end of the period	$130,079	$127,884

Supplemental cash flow information:
Interest paid	$13,345	$9,074
Income taxes paid, net	3,490	1,561

Non-cash investing and financing activities:
Decrease in payables for purchases of premises and equipment	$(4,091)	$(3,339)
Decrease in acquisition of businesses from subsequent working capital true-ups	—	(3,711)

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

Description of Business

Altisource Portfolio Solutions S.A., together with its subsidiaries (which may be referred to as “Altisource,” the “Company,” “we,” “us” or “our”), is a premier marketplace and transaction solutions provider for the real estate, mortgage and consumer debt industries. Altisource’s proprietary business processes, vendor and electronic payment management software and behavioral science-based analytics improve outcomes for marketplace participants.

We are incorporated under the laws of Luxembourg and are publicly traded on the NASDAQ Global Select Market under the symbol “ASPS.”
We conduct our operations through three reportable segments: Mortgage Services, Financial Services and Technology Services.  In addition, we report our corporate related expenditures and eliminations separately (see Note 21 for a description of our business segments).

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

The Mortgage Partnership of America, L.L.C. (“MPA”), a wholly-owned subsidiary of Altisource, serves as the manager of Best Partners Mortgage Cooperative, Inc. doing business as the Lenders One® mortgage cooperative (“Lenders One”). MPA provides services to Lenders One under a management agreement that ends on December 31, 2025. The management agreement between MPA and Lenders One, pursuant to which MPA is the management company of Lenders One, represents a variable interest in a variable interest entity. MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact Lenders One’s economic performance and the right to receive benefits from Lenders One. As a result, Lenders One is presented in the accompanying condensed consolidated financial statements on a consolidated basis with the interests of the members reflected as non-controlling interests. As of June 30, 2015, Lenders One had total assets of $3.1 million and total liabilities of $1.8 million.  As of December 31, 2014, Lenders One had total assets of $7.7 million and total liabilities of $6.7 million.

In September 2014, Best Partners Mortgage Brokers Cooperative, Inc. was launched, doing business as the Wholesale One™ Mortgage Cooperative (“Wholesale One”), for the wholesale mortgage industry. Wholesale One assists mortgage brokers and other third party originators with tools to improve their businesses. In April 2015, Best Partners Residential Investor Cooperative, Inc. was launched, doing business as the Residential Investor One™ cooperative (“Residential Investor One”). Residential Investor One was formed to deliver savings and efficiencies to individual and institutional residential real estate investors. MPA provides services to both Wholesale One and Residential Investor One under management agreements that end on July 8, 2039 (with automatic renewals for three successive five year periods) and March 12, 2040 (with automatic renewals for three successive five year periods), respectively. Such management agreements between MPA and the respective cooperative, together with the membership agreements that each of the members sign with the respective cooperative upon joining, represent variable interests in variable interest entities. MPA is the primary beneficiary of Wholesale One and Residential Investor One as it has the power to direct the activities that most significantly impact the economic performance of Wholesale One and Residential Investor One and the right to receive benefits from Wholesale One and Residential Investor One. As a result, Wholesale One and Residential Investor One are presented in the accompanying condensed consolidated financial statements on a consolidated basis with the

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

interests of the members reflected as non-controlling interests. Neither Wholesale One nor Residential Investor One has commenced significant operations as of June 30, 2015.

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

Future Adoption of New Accounting Pronouncements

In May 2014, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This standard establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the new standard is an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, although not prior to annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact this new guidance may have on its results of operations and financial position.

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

NOTE 2 — CUSTOMER CONCENTRATION

Ocwen Financial Corporation and its subsidiaries (“Ocwen”) is our largest customer. Ocwen purchases certain mortgage services and technology services from us under the terms of the master services agreements and amendments to the master services agreements (collectively, the “Service Agreements”) with terms extending through August 2025. The Service Agreements, among other things, contain a “most favored nation” provision and the parties to the Service Agreements have the right to renegotiate

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

pricing. The Service Agreements also prohibit Ocwen from establishing fee-based businesses that would directly or indirectly compete with Altisource’s services with respect to the Homeward Residential, Inc. and Residential Capital, LLC portfolios. In addition, Ocwen purchases certain origination services from Altisource under an agreement that extends through January 2017. We settle amounts with Ocwen on a daily, weekly or monthly basis depending upon the nature of the service and when the service is provided.

Revenue from Ocwen primarily consists of revenue earned directly from Ocwen and revenue earned from the loans serviced by Ocwen when Ocwen designates us as the service provider. Revenue from Ocwen as a percentage of segment and consolidated revenue was as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Mortgage Services	62%	65%	63%	67%
Financial Services	19%	28%	22%	27%
Technology Services	57%	41%	52%	39%
Consolidated revenue	59%	59%	59%	60%

For the six months ended June 30, 2015 and 2014, we generated revenue from Ocwen of $301.0 million and $319.8 million, respectively ($159.6 million and $175.1 million for the second quarter of 2015 and 2014, respectively). Services provided to Ocwen during such periods and reported in the Mortgage Services segment included real estate asset management and sales, residential property valuation, trustee management services, property inspection and preservation and insurance services. Services provided to Ocwen and reported in the Financial Services segment included charge-off mortgage collections. Services provided to Ocwen and reported in the Technology Services segment included IT infrastructure management and software applications including our software platforms. As of June 30, 2015, accounts receivable from Ocwen totaled $42.1 million, $27.7 million of which is billed and $14.4 million of which is unbilled (see Note 7).

We earn additional revenue related to the portfolios serviced by Ocwen when a party other than Ocwen selects Altisource as the service provider. For the six months ended June 30, 2015 and 2014, we recognized revenue of $108.0 million and $133.1 million respectively ($54.5 million and $78.4 million for the second quarter of 2015 and 2014, respectively), related to the portfolios serviced by Ocwen when a party other than Ocwen selected Altisource as the service provider. These amounts are not included in arriving at revenue from Ocwen as a percentage of revenue in the table above.

NOTE 3 — TRANSACTIONS WITH RELATED PARTIES

Through January 16, 2015, William C. Erbey served as our Chairman as well as the Executive Chairman of Ocwen and Chairman of each of Home Loan Servicing Solutions, Ltd. (“HLSS”), Altisource Residential Corporation (“Residential”) and Altisource Asset Management Corporation (“AAMC”). Effective January 16, 2015, Mr. Erbey stepped down as the Executive Chairman of Ocwen and Chairman of each of Altisource, HLSS, Residential and AAMC and is no longer a member of the Board of Directors for any of these companies. Consequently, these companies are no longer related parties of Altisource, as defined by FASB Accounting Standards Codification (“ASC”) Topic 850, Related Party Disclosures. The disclosures in this note are limited to the periods that each of Ocwen, HLSS, Residential and AAMC were related parties of Altisource.

Ocwen

Revenue
For the six months ended June 30, 2014 and second quarter of 2014, we generated revenue from Ocwen of $319.8 million and $175.1 million, respectively. For the period from January 1, 2015 through January 16, 2015, we estimate that we generated revenue from Ocwen of $22.9 million. Services provided to Ocwen during such periods included real estate asset management and sales, residential property valuation, trustee management services, property inspection and preservation, insurance services, charge-off mortgage collections, IT infrastructure management and software applications including our software platforms. As of December 31, 2014, accounts receivable from Ocwen totaled $37.4 million, $22.8 million of which is billed and $14.6 million of which is unbilled (see Note 7).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

We record revenue we earn from Ocwen under the Service Agreements at rates we believe to be comparable market rates as we believe they are consistent with the fees we charge to other customers and/or fees charged by our competitors for comparable services.

Cost of Revenue and Selling, General and Administrative Expenses

At times, we use Ocwen’s contractors and/or employees to support Altisource related services. Ocwen generally bills us for these contractors and/or employees based on their fully-allocated cost. Additionally, through March 31, 2015, we purchased certain data relating to Ocwen’s servicing portfolio in connection with a Data Access and Services Agreement. Based upon our previously provided notice, the Data Access and Services Agreement was terminated effective March 31, 2015. For the six months ended June 30, 2014 and second quarter of 2014, Ocwen billed us $16.8 million and $9.6 million, respectively, for these items. For the period from January 1, 2015 through January 16, 2015, we estimate that we incurred $1.9 million of expenses related to these items. These amounts are reflected as a component of cost of revenue in the condensed consolidated statements of operations.

We provide certain other services to Ocwen and Ocwen provides certain other services to us in connection with Support Services Agreements. Prior to January 1, 2015, these services included such areas as human resources, vendor management, vendor oversight, corporate services, facilities related services, quality assurance, quantitative analytics, tax and treasury. Billings for these services were generally based on the fully-allocated cost of providing the service based on an estimate of the time and expense of providing the service or estimates thereof. For the six months ended June 30, 2014 and the second quarter of 2014, we billed Ocwen $2.2 million and $1.2 million, respectively, for these items. In addition, for the six months ended June 30, 2014 and the second quarter of 2014, Ocwen billed us $2.4 million and $1.2 million, respectively, for these items. Of the January 2015 billings to Ocwen, we estimate that $0.1 million relates to the period from January 1, 2015 through January 16, 2015. Of the January 2015 billings from Ocwen, we estimate that $0.3 million relates to the period from January 1, 2015 through January 16, 2015. These amounts are reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

As of December 31, 2014, accounts payable and accrued expenses payable to Ocwen totaled $11.6 million (see Note 12).

HLSS

Prior to April 2015, HLSS was a publicly traded company whose primary objective was the acquisition of mortgage servicing rights and related servicing advances, loans held for investment and other residential mortgage related assets. We provided HLSS certain finance, human resources, tax and facilities services and sold information technology services to HLSS under a support services agreement. For the six months ended June 30, 2014 and second quarter of 2014, we billed HLSS $0.4 million and $0.2 million, respectively. These amounts are immaterial for the period from January 1, 2015 through January 16, 2015. These amounts are reflected as a reduction of selling, general and administrative expenses in the condensed consolidated statements of operations. As of December 31, 2014, accounts receivable from HLSS was $0.1 million (see Note 7).

Residential and AAMC

Residential and AAMC were separated from Altisource on December 21, 2012 and their equity was distributed to our shareholders on December 24, 2012, and they are each separate publicly traded companies. Residential is engaged in the acquisition and ownership of single family rental assets. Their primary sourcing strategy to acquire these assets includes purchase of sub-performing and non-performing mortgages as well as single family homes at or following the foreclosure sale. They pursue opportunities to acquire single family rental assets throughout the United States as long as such assets meet their desired property characteristics and provide acceptable long term returns. AAMC’s primary business is to provide asset management and certain corporate governance services to institutional investors. Currently, its primary client is Residential.

For purposes of governing certain ongoing relationships between Altisource, Residential and AAMC, we entered into certain agreements with Residential and AAMC. We have agreements, which extend through 2027, to provide Residential with renovation management, lease management, property management and real estate owned asset management services. In addition, we have agreements with Residential and AAMC to provide services such as finance, human resources, facilities, technology and insurance risk management. Further, we have separate agreements for certain services related to income tax matters, trademark licenses and technology products and services.

For the six months ended June 30, 2014 and the second quarter of 2014, we generated revenue from Residential of $4.7 million and $3.9 million, respectively, under these services agreements. For the period from January 1, 2015 through January 16, 2015, we estimate that we generated revenue from Residential of $1.0 million. These amounts are reflected in revenue in the condensed

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

consolidated statements of operations. This excludes revenue from services we provide to Residential’s loans serviced by Ocwen where we are retained by Ocwen. That revenue is included in Ocwen related party revenue for the six months ended June 30, 2014 and the second quarter of 2014. As of December 31, 2014, accounts receivable from Residential was $11.3 million (see Note 7).

For the six months ended June 30, 2014 and the second quarter of 2014, we billed AAMC $0.6 million and $0.3 million, respectively, under these services agreements. Of these amounts, less than $0.1 million in each period is reflected in revenue in the condensed consolidated statements of operations. For the six months ended June 30, 2014 and the second quarter of 2014, $0.5 million and $0.3 million, respectively, is reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations. These amounts are immaterial for the period from January 1, 2015 through January 16, 2015. As of December 31, 2014, accounts receivable from AAMC was $0.1 million (see Note 7).

NOTE 4 — ACQUISITIONS

Mortgage Builder Acquisition

On September 12, 2014, we acquired certain assets and assumed certain liabilities of Mortgage Builder Software, Inc. (“Mortgage Builder”) pursuant to a Purchase and Sale Agreement dated July 18, 2014 (the “Purchase and Sale Agreement”). Mortgage Builder is a provider of residential mortgage loan origination and servicing software systems. Pursuant to the terms of the Purchase and Sale Agreement, we paid $15.7 million at closing in cash (net of closing working capital adjustments). Additionally, the Purchase and Sale Agreement provides for the payment of up to $7.0 million in potential additional consideration (the “MB Earn-Out”) based on Adjusted Revenue (as defined in the Purchase and Sale Agreement) in the three consecutive 12-month periods following closing. At closing, we estimated the fair value of the MB Earn-Out to be $1.6 million determined based on the present value of future estimated MB Earn-Out payments. The Mortgage Builder acquisition is not material in relation to the Company’s results of operations or financial position.

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

NOTE 5 — FAIR VALUE

Fair Value Measurements on a Recurring Basis

In accordance with FASB ASC Topic 805, Business Combinations, the liability for contingent consideration is reflected at fair value and adjusted each reporting period with the change in fair value recognized in earnings. Liabilities for acquisition related contingent consideration were recorded in connection with the acquisitions of Equator, LLC (“Equator”) in 2013 and Mortgage Builder and Owners in 2014. As of June 30, 2015 and December 31, 2014, the fair value of acquisition related contingent consideration was $3.8 million and $11.6 million, respectively (see Note 14). We measure the liabilities for acquisition related contingent consideration using Level 3 inputs as they are determined based on the present value of future estimated payments, which included sensitivities pertaining to discount rates and financial projections.

In the second quarter of 2015, we paid the former owners of Equator $0.5 million to extinguish any liability for Equator related contingent consideration (“Equator Earn Out”). In connection with this settlement, we reduced the liability for the Equator Earn Out to $0 and recognized a $7.6 million increase in earnings. This is reflected as a reduction in selling, general and administrative expenses in the condensed consolidated statements of operations (see Note 17).

During the second quarter of 2014, the fair value of the Equator Earn Out was reduced by $37.9 million with a corresponding increase in earnings based on management’s revised estimates that expected earnings of Equator were lower than projected at the time of acquisition. The reduction in fair value was recorded in the second quarter of 2014 and is reflected as a reduction of selling, general and administrative expenses in the condensed consolidated statements of operations (see Note 17).

There were no transfers between different levels during the periods presented.

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair value of financial instruments held by the Company at June 30, 2015 and December 31, 2014 that are not carried at fair value. The fair values are estimated using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	June 30, 2015				December 31, 2014
(in thousands)	Carrying amount	Fair value			Carrying amount	Fair value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3

Cash and cash equivalents	$130,079	$130,079	$—	$—	$161,361	$161,361	$—	$—
Restricted cash	3,026	3,026	—	—	3,022	3,022	—	—
Long-term debt	572,571	—	511,020	—	591,543	—	467,319	—

Our financial assets and liabilities primarily include cash and cash equivalents, restricted cash and long-term debt. Cash and cash equivalents and restricted cash are carried at amounts that approximate their fair value due to the short-term nature of these instruments and were measured using Level 1 inputs. The fair value of our long-term debt is based on quoted market prices. We

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

do not believe that there is an active market for our debt, based on the frequency of trading. Therefore, the quoted prices are considered Level 2 inputs.

NOTE 6 — AVAILABLE FOR SALE SECURITIES - INVESTMENT IN HLSS

From March 10, 2015 to March 17, 2015, we purchased 1.6 million shares of HLSS common stock in the open market for $30.0 million (1,613,125 shares at an average price per share of $18.58). This investment was classified as available for sale. Unrealized gains and losses on available for sale securities are reflected in other comprehensive income, unless there is an impairment that is other than temporary. In the event that a decline in market value is other than temporary, we record a charge to earnings and a new cost basis in the investment is established.

On April 6, 2015, HLSS completed the sale of substantially all of its assets to New Residential Investment Corp. (“NRZ”) and adopted a plan of complete liquidation and dissolution. Accordingly, we determined that our investment in HLSS was other than temporarily impaired and we recognized an other than temporary impairment loss on HLSS equity securities of $3.3 million during the three months ended March 31, 2015.

This amount reflected the difference between the cost and fair value of the HLSS equity securities as of March 31, 2015 (based on 1,613,125 shares at $16.54 per share).

During April 2015, we received liquidating dividends and other dividends from HLSS totaling $20.4 million. Between April 22, 2015 and April 29, 2015, we sold all of our 1.6 million shares of HLSS common stock in the open market for $7.7 million (1,613,125 shares at an average price per share of $4.75).

As a result of these transactions, we recognized a net loss of $1.9 million for the six months ended June 30, 2015 (no comparative amount for the six months ended June 30, 2014) and a gain of $1.4 million for the second quarter of 2015 (no comparative amount for the second quarter of 2014) in connection with our investment in HLSS.

NOTE 7 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

(in thousands)	June 30, 2015	December 31, 2014

Billed	$75,896	$73,532
Unbilled	65,407	61,326
	141,303	134,858
Less: allowance for doubtful accounts	(24,537)	(22,675)

Total	$116,766	$112,183

Unbilled receivables consist primarily of asset management and default management services for which we recognize revenues over the service delivery period but bill following completion of the service. We also include in unbilled receivables amounts that are earned during a month and billed in the following month.

NOTE 8 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

(in thousands)	June 30, 2015	December 31, 2014

Maintenance agreements, current portion	$5,642	$6,367
Income taxes receivable	2,814	5,258
Prepaid expenses	5,484	6,989
Other current assets	5,147	4,953

Total	$19,087	$23,567

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 9 — PREMISES AND EQUIPMENT, NET

Premises and equipment, net consist of the following:

(in thousands)	June 30, 2015	December 31, 2014

Computer hardware and software	$158,937	$140,799
Office equipment and other	32,870	36,032
Furniture and fixtures	13,305	12,231
Leasehold improvements	35,026	34,069
	240,138	223,131
Less: accumulated depreciation and amortization	(113,501)	(95,372)

Total	$126,637	$127,759

Depreciation and amortization expense amounted to $18.4 million and $13.4 million for the six months ended June 30, 2015 and 2014, respectively ($9.6 million and $7.2 million for the second quarter of 2015 and 2014, respectively), and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations.

NOTE 10 — GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The following is a summary of goodwill by segment:

(in thousands)	Mortgage Services	Financial Services	Technology Services	Total

Balance, June 30, 2015 and December 31, 2014	$32,733	$2,378	$55,740	$90,851

During the second quarter of 2015, management evaluated goodwill and determined that there were no impairments.

During the second quarter of 2014, management evaluated and determined that Equator goodwill should be tested for impairment as a result of the decline in the fair value of the Equator Earn Out (see Note 5). Consequently, we initiated a quantitative two-step goodwill impairment test by comparing the carrying value of the net assets of Equator to its fair value based on a discounted cash flow analysis. Based on our assessment, we determined that the fair value of Equator was less than its carrying value and goodwill was impaired. Consequently, we recorded an impairment loss of $37.5 million in the second quarter of 2014, which is reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations (see Note 17).

Intangible Assets, net

Intangible assets, net consist of the following:

	Weighted average estimated useful life (in years)	Gross carrying amount		Accumulated amortization		Net book value
(in thousands)		June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014

Definite lived intangible assets:
Trademarks and trade names	13	$13,889	$13,889	$(5,999)	$(5,016)	$7,890	$8,873
Customer related intangible assets	10	289,308	289,308	(95,610)	(79,606)	193,698	209,702
Operating agreement	20	35,000	35,000	(9,479)	(8,604)	25,521	26,396
Intellectual property	10	300	300	(40)	(25)	260	275

Total		$338,497	$338,497	$(111,128)	$(93,251)	$227,369	$245,246

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Amortization expense for definite lived intangible assets was $17.9 million and $19.6 million for the six months ended June 30, 2015 and 2014, respectively ($9.0 million and $10.1 million for the second quarter of 2015 and 2014, respectively). Expected annual definite lived intangible asset amortization for 2015 through 2019 is $38.0 million, $34.6 million, $30.4 million, $26.5 million and $23.3 million, respectively.

NOTE 11 — OTHER ASSETS

Other assets consist of the following:

(in thousands)	June 30, 2015	December 31, 2014

Security deposits, net	$6,000	$7,277
Debt issuance costs, net	7,281	8,099
Maintenance agreements, non-current portion	2,888	3,324
Restricted cash	3,026	3,022
Other	1,037	545

Total	$20,232	$22,267

NOTE 12 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following:

(in thousands)	June 30, 2015	December 31, 2014

Accounts payable	$10,207	$28,280
Income taxes payable	6,139	7,643
Accrued expenses - general	29,267	31,693
Accrued salaries and benefits	33,505	44,150

Total	$79,118	$111,766

Other current liabilities consist of the following:

(in thousands)	June 30, 2015	December 31, 2014

Book overdrafts	$6,814	$4,788
Other	6,319	8,439

Total	$13,133	$13,227

NOTE 13 — LONG-TERM DEBT

Long-term debt consists of the following:

(in thousands)	June 30, 2015	December 31, 2014

Senior secured term loan	$572,571	$591,543
Less: unamortized discount, net	(2,633)	(2,929)
Net long-term debt	569,938	588,614
Less: current portion	(5,945)	(5,945)

Long-term debt, less current portion	$563,993	$582,669

On November 27, 2012, Altisource Solutions S.à r.l., a wholly-owned subsidiary of the Company, entered into a senior secured term loan agreement with Bank of America, N.A., as administrative agent, and certain lenders. The Company and certain wholly-owned subsidiaries are guarantors of the term loan (collectively, the “Guarantors”). We subsequently amended the senior secured

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

term loan agreement to increase the principal amount of the senior secured term loan and, among other changes, re-establish the $200.0 million incremental term loan facility accordion, lower the interest rate, extend the maturity date by approximately one year and increase the maximum amount of Restricted Junior Payments (as defined in the senior secured term loan agreement; other capitalized terms, unless defined herein, are defined in the senior secured term loan agreement). As of June 30, 2015, $569.9 million, net of unamortized discount of $2.6 million, was outstanding under the senior secured term loan agreement, as amended, compared to $588.6 million, net of unamortized discount of $2.9 million, as of December 31, 2014.

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

In addition to the scheduled principal payments, the term loan is (with certain exceptions) subject to mandatory prepayment upon issuances of debt, casualty and condemnation events and sales of assets, as well as from a percentage of Consolidated Excess Cash Flow if the leverage ratio is greater than 3.00 to 1.00.  No mandatory prepayments were owed for the six months ended June 30, 2015.

In June 2015, the Company repurchased a portion of its senior secured term loan with a par value of $16.0 million at a 9% discount, recognizing a net gain of $1.1 million on the early extinguishment of a portion of the debt. The net gain is included in other income (expense), net in the condensed consolidated statements of operations.

The term loan bears interest at rates based upon, at our option, the Adjusted Eurodollar Rate or the Base Rate.  Adjusted Eurodollar Rate loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Adjusted Eurodollar Rate for the applicable interest period and (y) 1.00% plus (ii) a 3.50% margin.  Base Rate loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Base Rate and (y) 2.00% plus (ii) a 2.50% margin. The interest rate at June 30, 2015 was 4.50%.

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

At June 30, 2015, debt issuance costs were $7.3 million, net of $3.0 million of accumulated amortization.  At December 31, 2014, debt issuance costs were $8.1 million, net of $2.2 million of accumulated amortization. Debt issuance costs are included in other assets in the accompanying condensed consolidated balance sheets.

Interest expense on the term loans, including amortization of debt issuance costs and the net debt discount, totaled $14.4 million and $9.6 million for the six months ended June 30, 2015 and 2014, respectively ($7.2 million and $4.8 million for the second quarter of 2015 and 2014, respectively).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 14 — OTHER NON-CURRENT LIABILITIES

Other non-current liabilities consist of the following:

(in thousands)	June 30, 2015	December 31, 2014

Acquisition related contingent consideration	$3,770	$11,616
Other non-current liabilities	9,435	9,032

Total	$13,205	$20,648

NOTE 15 — SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Stock Repurchase Plan

On May 20, 2015, our shareholders approved a new stock repurchase program, which replaced the previous stock repurchase program. Under the new program, we are authorized to purchase up to 3.0 million shares of our common stock, based on a limit of 15% of the outstanding shares of common stock on the date of approval, in the open market, at a minimum price of $1.00 per share and a maximum price of $500.00 per share.  This is in addition to amounts previously purchased under the prior programs.  We purchased 1.6 million shares of our common stock at an average price of $28.02 per share during the six months ended June 30, 2015 and 0.7 million shares at an average price of $109.00 per share during the six months ended June 30, 2014 (1.4 million shares at an average price of $28.57 per share for the second quarter of 2015 and 0.4 million shares at an average price of $108.24 per share for the second quarter of 2014). As of June 30, 2015, approximately 2.0 million shares of common stock remain available for repurchase under the new program. Our senior secured term loan limits the amount we can spend on share repurchases and may prevent repurchases in certain circumstances. As of June 30, 2015, approximately $220 million was available to repurchase our common stock under our senior secured term loan.

Share-Based Compensation

We issue share-based awards in the form of stock options and certain other equity-based awards for certain employees and officers.  We recorded share-based compensation expense of $1.3 million and $1.1 million for the six months ended June 30, 2015 and 2014, respectively ($0.9 million and $0.5 million for the second quarter of 2015 and 2014, respectively). As of June 30, 2015, estimated unrecognized compensation costs related to share-based awards amounted to $14.1 million, which we expect to recognize over a weighted average remaining requisite service period of approximately 2.41 years.

Stock Options

Outstanding share-based compensation currently consists primarily of stock option grants that are a combination of service-based and market-based options.

Service-Based Options.  These options are granted at fair value on the date of grant. The options generally vest over three or four years with equal annual cliff-vesting and expire on the earlier of ten years after the date of grant or following termination of service. A total of 1.3 million service-based awards were outstanding at June 30, 2015.

Market-Based Options.  These option grants have two components, each of which vests only upon the achievement of certain criteria. The first component, which we refer to internally as “ordinary performance” grants, consists of two-thirds of the market-based grant and begins to vest if the stock price is at least double the exercise price, as long as the stock price realizes a compounded annual gain of at least 20% over the exercise price. The remaining third of the market-based options, which we refer to internally as “extraordinary performance” grants, begins to vest if the stock price is at least triple the exercise price, as long as the stock price realizes a compounded annual gain of at least 25% over the exercise price. The vesting schedule for all market-based awards is 25% upon achievement of the criteria and the remaining 75% in three equal annual installments. A total of 2.0 million market-based awards were outstanding at June 30, 2015.

The Company granted 0.7 million stock options (at a weighted average exercise price of $23.17 per share) and less than 0.1 million stock options (at a weighted average exercise price of $105.11 per share) during the six months ended June 30, 2015 and June 30, 2014, respectively.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

The fair value of the service-based options was determined using the Black-Scholes option pricing model and the fair value of the market-based options was determined using a lattice (binomial) model. The following assumptions were used to determine the fair value as of the grant date:

	Six months ended June 30, 2015		Six months ended June 30, 2014
	Black-Scholes	Binomial	Black-Scholes

Risk-free interest rate (%)	1.50 - 1.78	0.02 - 2.26	1.80
Expected stock price volatility (%)	55.06 - 57.60	55.06 - 57.60	37.57
Expected dividend yield	—	—	—
Expected option life (in years)	6.00 - 6.25	—	6.25
Contractual life (in years)	—	13.00 - 14.00	—
Fair value	$10.01 - $16.05	$9.91 - $16.13	$41.79

The following table summarizes the weighted average grant date fair value of stock options granted, the total intrinsic value of stock options exercised and the grant date fair value of stock options that vested during the period presented:

	Six months ended June 30,
(in thousands, except per share amounts)	2015	2014

Weighted average grant date fair value of options granted per share	$12.49	$41.79
Intrinsic value of options exercised	176	4,124
Grant date fair value of options that vested during the period	530	950

The following table summarizes the activity related to our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2014	2,601,892	$21.21	4.44	$47,805
Granted	710,410	23.17
Exercised	(21,984)	9.19
Forfeited	(30,031)	64.66

Outstanding at June 30, 2015	3,260,287	21.45	5.22	46,119

Exercisable at June 30, 2015	2,281,382	14.34	3.49	40,448

Other Share-Based Awards

The Company’s other share-based awards consist of restricted shares and Equity Appreciation Rights (“EARs”).

The restricted shares are service-based awards that vest over one to four years with either annual cliff-vesting, vesting of all of the restricted shares at the end of the vesting period or vesting beginning after two years of service. Restricted shares are granted at fair value on the date of grant. The Company granted 0.2 million restricted shares (at a weighted average price of $19.06 per share) during the six months ended June 30, 2015 (no comparative amount for the six months ended June 30, 2014). A total of 0.3 million service-based restricted shares were outstanding at June 30, 2015.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

The following table summarizes the activity related to our restricted shares:

Number of restricted shares

Outstanding at December 31, 2014	26,224
Granted	243,438
Issued	(2,836)

Outstanding at June 30, 2015	266,826

EARs provide participating employees of certain divisions of the Company with the potential to receive a percentage of the increase in the value of the applicable division during the term of the EARs. The Company has established EAR plans for three divisions: Consumer Analytics, Document Solutions and Marketplace Solutions. These EAR plans allow for the issuance of EARs representing up to 15% of each of these divisions. The EARs consist of service-based awards and performance-based awards. Service-based EARs vest in equal installments on the first, second, third and fourth anniversaries of the grant date. Performance-based EARs begin to vest on the date certain performance criteria are achieved by the applicable division of the Company. EARs are granted at fair value on the date of grant.

The participating employee will have the opportunity at certain times specified in the award agreement to exercise EARs that have vested and in exchange will receive share equivalency units, the number of which will be based on the increase in value of the division and the amount of EARs awarded to the participating employee. After a holding period of six months and one day, the Company, the applicable division or an affiliate of the Company may redeem the share equivalency units for a payment equal to the then fair market value of the share equivalency units. At the Company’s option, the share equivalency units may be redeemed for cash, shares of Altisource’s common stock, a subordinated note payable or, under certain circumstances where the division has been converted into a company form, shares of that company. Upon the occurrence of certain corporate transactions, including the sale of the division, a qualified initial public offering of the equity of the division or a spin-off of the division, the Company will have the right to repurchase and cancel any redeemed share equivalency units or shares of the division that have been issued in payment of redeemed share equivalency units, and the applicable plan administrator will have the discretion to adjust the terms of the applicable division equity appreciation rights plan and any outstanding EARs.

The Company granted EARs with a total grant date fair value of $0.2 million during the second quarter of 2015 (no comparative amount for the second quarter of 2014) related to the Company's Consumer Analytics, Document Solutions, and Marketplace Solutions divisions, representing the right to potentially receive 1.0% of an increase in the value of such divisions. The Company intends to issue additional EARs to employees of these divisions. 25% of these EARs are service-based and 75% of these EARs are performance-based.

Share-based compensation expense for stock options, restricted shares and EARs is recorded net of estimated forfeiture rates ranging from 0% to 10%.

NOTE 16 — COST OF REVENUE

Cost of revenue principally includes payroll and employee benefits associated with personnel employed in customer service and operations roles, fees paid to external providers related to the provision of services, reimbursable expenses, technology and telecommunications expenses as well as depreciation and amortization of operating assets. The components of cost of revenue were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014

Compensation and benefits	$64,890	$63,121	$134,216	$115,771
Outside fees and services	54,822	71,365	108,069	124,193
Reimbursable expenses	30,830	32,276	62,786	61,071
Technology and telecommunications	10,355	11,849	22,248	20,690
Depreciation and amortization	7,262	5,388	13,666	10,079

Total	$168,159	$183,999	$340,985	$331,804

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 17 — SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include payroll for personnel employed in executive, finance, law, compliance, human resources, vendor management, risk, sales and marketing roles.  This category also includes occupancy costs, professional fees and depreciation and amortization on non-operating assets.  The components of selling, general and administrative expenses were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014

Compensation and benefits	$13,636	$11,111	$26,399	$20,100
Occupancy related costs	10,047	9,496	20,701	18,807
Amortization of intangible assets	8,986	10,107	17,877	19,573
Professional services	6,639	2,808	14,629	6,790
Marketing costs	5,920	7,667	11,273	12,784
Depreciation and amortization	2,344	1,741	4,766	3,296
Change in the fair value of Equator Earn Out	(7,591)	(37,924)	(7,591)	(37,924)
Goodwill impairment	—	37,473	—	37,473
Other	3,994	6,542	8,327	11,656

Total	$43,975	$49,021	$96,381	$92,555

NOTE 18 — OTHER INCOME (EXPENSE), NET

Other income (expense), net consists of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014

Gain on early extinguishment of debt	$1,114	$—	$1,114	$—
Interest income	31	14	62	26
Other, net	(324)	(57)	(352)	(22)

Total	$821	$(43)	$824	$4

NOTE 19 — EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the assumed conversion of all dilutive securities using the treasury stock method.

Basic and diluted EPS are calculated as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014

Net income attributable to Altisource	$45,950	$54,101	$49,648	$93,732

Weighted average common shares outstanding, basic	19,571	22,089	19,870	22,301
Dilutive effect of stock options and restricted shares	1,098	2,077	960	2,114

Weighted average common shares outstanding, diluted	20,669	24,166	20,830	24,415

Earnings per share:
Basic	$2.35	$2.45	$2.50	$4.20

Diluted	$2.22	$2.24	$2.38	$3.84

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

For the six months ended June 30, 2015 and 2014, 0.7 million options and less than 0.1 million options, respectively, that were anti-dilutive have been excluded from the computation of diluted EPS (0.7 million options and less than 0.1 million options for the second quarter of 2015 and 2014, respectively).  These options were anti-dilutive because their exercise price was greater than the average market price of our common stock. Also excluded from the computation of diluted EPS for the six months ended June 30, 2015 and 2014 are 0.3 million options and 0.1 million options, respectively (0.3 million options and 0.1 million options for the second quarter of 2015 and 2014, respectively), granted for shares that are issuable upon the achievement of certain market and performance criteria related to our common stock price and an annualized rate of return to investors that have not yet been met.

NOTE 20 — COMMITMENTS, CONTINGENCIES AND REGULATORY MATTERS

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

On September 8, 2014, the West Palm Beach Firefighter’s Pension Fund filed a putative securities class action suit against Altisource and certain of its officers and directors in the United States District Court for the Southern District of Florida alleging violations of the Securities Exchange Act of 1934 and Rule 10b-5 with regard to disclosures concerning pricing and transactions with related parties that allegedly inflated Altisource share prices. The court subsequently appointed the Pension Fund of the International Union of Painters and Allied Trades District Council 35 and the Annuity Fund of the International Union of Painters and Allied Trades District Council 35 as Lead Plaintiffs. On January 30, 2015, Lead Plaintiffs filed an amended class action complaint which adds Ocwen Financial Corporation as a defendant, and seeks a determination that the action may be maintained as a class action on behalf of purchasers of the Company’s securities between April 25, 2013 and December 21, 2014 and an unspecified amount of damages. Altisource intends to vigorously defend this lawsuit and moved to dismiss it on March 23, 2015.

On February 11, 2015, W.A. Sokolowski, an alleged shareholder of Ocwen Financial Corporation, filed an amended shareholder derivative complaint in the United States District Court for the Southern District of Florida against Ocwen Financial Corporation, certain of its officers and directors, Altisource and other companies. The suit seeks recovery of an unspecified amount of damages for alleged breaches of fiduciary duty by Ocwen’s current and former officers and directors, which were allegedly aided and abetted by Altisource and other defendants. Ocwen has moved to stay this action, and if the litigation proceeds, Altisource intends to vigorously defend the lawsuit.

On March 26, 2015, Robert Moncavage, an alleged shareholder of Ocwen Financial Corporation, filed an amended shareholder derivative complaint in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida against Ocwen Financial Corporation, certain of its current and former officers and directors, Altisource and other companies. The suit seeks recovery of an unspecified amount of damages for alleged breaches of fiduciary duty by Ocwen’s current and former officers and directors, which were allegedly aided and abetted by Altisource and other defendants. Ocwen has moved to stay this action, and if the litigation proceeds, Altisource intends to vigorously defend the lawsuit.

Altisource is unable to predict the outcomes of these lawsuits or reasonably estimate the potential loss, if any, arising from the suits, given that a motion to dismiss was filed but has not yet been adjudicated in the first case, motions to stay have been filed in the second and third cases, discovery has not commenced in any of the cases and significant legal and factual issues remain to be determined in all three cases.

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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Ocwen Related Matters

Ocwen is our largest customer and 59% of our revenue for the six months ended June 30, 2015 (59% of our revenue for the second quarter of 2015) was recorded from Ocwen. Additionally, 21% of our revenue for the six months ended June 30, 2015 (20% of our revenue for the second quarter of 2015) was earned on the portfolios serviced by Ocwen, when a party other than Ocwen selects Altisource as the service provider. Ocwen has been and is subject to a number of pending federal and state regulatory investigations, inquiries and requests for information that have or could result in adverse regulatory actions against Ocwen. For example, as a result of various regulatory actions, Ocwen is (i) subject to an independent auditor’s review of compliance with California servicing laws and has agreed not to obtain any new servicing rights in California until the regulator is satisfied with future document requests, (ii) operating under the oversight of an on-site operations monitor imposed by the New York Department of Financial Services (“NYDFS”), which is assessing the adequacy and effectiveness of Ocwen’s operations, including information technology systems, (iii) required to perform benchmarking pricing studies for transactions with related parties, which are subject to periodic review by the monitor imposed by the NYDFS and (iv) subject to requirements under an agreement with the Consumer Finance Protection Bureau and various states attorneys general and agencies that imposed specific servicing guidelines and oversight by an independent national monitor, who is investigating the reliability of information Ocwen has provided. In addition to these matters, Ocwen continues to be subject to other regulatory investigations, inquiries and requests for information and pending legal proceedings, and Ocwen may become subject to future federal and state regulatory investigations, inquiries and requests for information, any of which could also result in adverse regulatory or other actions against Ocwen.

In connection with HLSS’ sale of substantially all of its assets to NRZ on April 6, 2015, Ocwen and HLSS/NRZ amended their agreement to, among other things, eliminate HLSS/NRZ’s ability to transfer servicing away from Ocwen for a servicer rating downgrade for two years (unless HLSS/NRZ determine in good faith that a trustee, or other party entitled to terminate, intends to terminate Ocwen as the servicer). The amendment also extends the term of the initial six-year agreements by up to an additional two years. NRZ owns the right to approximately 77% of Ocwen’s non-government-sponsored enterprise (“non-GSE”) servicing rights.

If Ocwen is not able to increase its servicer ratings prior to the expiration of the suspension of the HLSS/NRZ rights to transfer servicing, HLSS/NRZ could choose to transfer servicing away from Ocwen pursuant to its contract. Further, certain bondholders of Ocwen-serviced residential mortgage-backed securities (“RMBS”) have alleged that Ocwen, as servicer of certain mortgage-backed securities trusts, defaulted on these servicing agreements. Bondholders of RMBS may attempt to replace Ocwen as servicer as a result of such ratings downgrades or the alleged defaults.

The foregoing may have significant and varied effects on Ocwen’s business and our continuing relationships with Ocwen. For example, Ocwen may be required to alter the way it conducts business, including the parties it contracts with for services (including information technology services), it may be required to seek changes to its existing pricing structure with us or otherwise, it may lose or sell some or all of its non-GSE servicing rights or subservicing arrangements or may lose one or more of its state servicing licenses. Additional regulatory actions may impose additional restrictions on or require changes in Ocwen’s business that would require it to sell assets or change its business operations. Any or all of these effects could result in our eventual loss of Ocwen as a customer or a reduction in the volume of services they purchase from us or the loss of other customers.

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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

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

Escrow and Trust Balances

We hold customers’ assets in escrow and trust accounts at various financial institutions pending completion of certain real estate activities.  We also hold cash in trust accounts at various financial institutions where contractual obligations mandate maintaining dedicated bank accounts for Financial Services collections.  These amounts are held in escrow and trust accounts for limited periods of time and are not included in the condensed consolidated balance sheets.  Amounts held in escrow and trust accounts were $67.0 million and $62.5 million at June 30, 2015 and December 31, 2014, respectively.

NOTE 21 — SEGMENT REPORTING

Our business segments are based upon our organizational structure, which focuses primarily on the services offered, and are consistent with the internal reporting used by our Chief Executive Officer (our Chief Operating Decision Maker) to evaluate operating performance and to assess the allocation of our resources.
We classify our businesses into three reportable segments. The Mortgage Services segment provides services that span the mortgage and real estate lifecycle and are typically outsourced by loan servicers, loan originators, investors and other sellers of single family homes. The Financial Services segment provides collection and customer relationship management services primarily to debt originators and servicers (e.g., credit card, auto lending, retail credit and mortgage) and the utility, insurance and hotel industries. The Technology Services segment provides a portfolio of software, data analytics and infrastructure management services that support the efficient and compliant management of mortgage and real estate activities and marketplace transactions across the lifecycle. In addition, Corporate Items and Eliminations include eliminations of transactions between the reportable segments, interest expense and costs related to corporate support functions including executive, finance, law, compliance, human resources, vendor management, risk, sales and marketing. Intercompany transactions primarily consist of information technology infrastructure services.

Financial information for our segments is as follows:

	Three months ended June 30, 2015
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue	$197,361	$23,389	$55,992	$(8,421)	$268,321
Cost of revenue	112,710	15,537	47,423	(7,511)	168,159
Gross profit (loss)	84,651	7,852	8,569	(910)	100,162
Selling, general and administrative expenses	25,228	4,588	(345)	14,504	43,975
Income (loss) from operations	59,423	3,264	8,914	(15,414)	56,187
Other income (expense), net	23	2	(18)	(4,950)	(4,943)

Income (loss) before income taxes and non-controlling interests	$59,446	$3,266	$8,896	$(20,364)	$51,244

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

	Three months ended June 30, 2014
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue	$222,216	$25,476	$57,111	$(8,731)	$296,072
Cost of revenue	129,411	16,058	46,414	(7,884)	183,999
Gross profit (loss)	92,805	9,418	10,697	(847)	112,073
Selling, general and administrative expenses	23,503	4,773	7,502	13,243	49,021
Income (loss) from operations	69,302	4,645	3,195	(14,090)	63,052
Other income (expense), net	80	12	(106)	(4,813)	(4,827)

Income (loss) before income taxes and non-controlling interests	$69,382	$4,657	$3,089	$(18,903)	$58,225

	Six months ended June 30, 2015
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue	$374,367	$45,743	$107,962	$(19,269)	$508,803
Cost of revenue	227,514	30,640	100,146	(17,315)	340,985
Gross profit (loss)	146,853	15,103	7,816	(1,954)	167,818
Selling, general and administrative expenses	45,789	9,303	6,970	34,319	96,381
Income (loss) from operations	101,064	5,800	846	(36,273)	71,437
Other income (expense), net	19	(10)	(17)	(15,377)	(15,385)

Income (loss) before income taxes and non-controlling interests	$101,083	$5,790	$829	$(51,650)	$56,052

	Six months ended June 30, 2014
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue	$398,647	$49,761	$103,960	$(17,027)	$535,341
Cost of revenue	232,648	30,671	83,746	(15,261)	331,804
Gross profit (loss)	165,999	19,090	20,214	(1,766)	203,537
Selling, general and administrative expenses	42,676	9,436	14,117	26,326	92,555
Income (loss) from operations	123,323	9,654	6,097	(28,092)	110,982
Other income (expense), net	128	11	(122)	(9,573)	(9,556)

Income (loss) before income taxes and non-controlling interests	$123,451	$9,665	$5,975	$(37,665)	$101,426

(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Total assets:
June 30, 2015	$277,759	$53,286	$244,978	$159,985	$736,008
December 31, 2014	313,550	56,096	250,059	168,516	788,221

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Our services are provided to customers primarily located in the United States.  Premises and equipment, net consist of the following, by country:

(in thousands)	June 30, 2015	December 31, 2014

United States	$88,273	$88,274
India	24,756	27,082
Luxembourg	10,753	9,059
Philippines	2,855	3,344

Total	$126,637	$127,759

NOTE 22 — SUBSEQUENT EVENT

On July 17, 2015, we acquired CastleLine Holdings, LLC (“CastleLine”), a specialty risk management and insurance services firm, for $37.1 million. The purchase price is comprised of $12.3 million of cash at acquisition, $10.5 million of cash payable over the next four years and $14.3 million of the Company’s common shares, or 495 thousand shares. A portion of the consideration to the founders is contingent on future employment. With the acquisition of CastleLine, Altisource strengthens its origination related offerings with products and services focused on mitigating risk in the origination, underwriting, purchase and securitization of residential mortgages. The CastleLine acquisition is not material in relation to the Company’s results of operations or financial position.

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
We are a premier marketplace and transaction solutions provider for the real estate, mortgage and consumer debt industries. Altisource’s proprietary business processes, vendor and electronic payment management software and behavioral science-based analytics improve outcomes for marketplace participants.

We classify our businesses into the following three reportable segments:

Mortgage Services: Provides services that span the mortgage and real estate lifecycle and are typically outsourced by loan servicers, loan originators, investors and other sellers and buyers of single family homes. We provide most of these services primarily for loan portfolios serviced by Ocwen. We also have longstanding relationships with commercial banks, insurance companies and mortgage bankers. Within the Mortgage Services segment, we provide the following services:
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

Origination management services - Origination management services principally include Mortgage Partnership of America, L.L.C. (“MPA”) and our contract underwriting and quality control businesses. MPA serves as the manager of Best Partners Mortgage Cooperative, Inc., doing business as the Lenders One® Mortgage Cooperative (“Lenders One”), a national alliance of independent mortgage bankers that provides its members with education and training along with revenue enhancing, cost reducing and market share expanding opportunities. We provide other origination related services in the residential property valuation business and insurance services businesses. In September 2014, Best Partners Mortgage Brokers Cooperative, Inc. was launched, doing business as the Wholesale One™ Mortgage Cooperative (“Wholesale One”), for the wholesale mortgage industry. Wholesale One assists mortgage brokers and other third party originators with tools to improve their businesses. In April 2015, Best Partners Residential Investor Cooperative, Inc. was launched, doing business as the Residential Investor One™ cooperative (“Residential Investor One”). Residential Investor One was formed to deliver savings and efficiencies to individual and institutional residential real estate investors.

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

Technology Services: Provides a portfolio of software, data analytics and infrastructure management services that support the efficient and compliant management of mortgage and real estate activities and marketplace transactions across the mortgage and real estate lifecycles. We currently provide our information technology (“IT”) infrastructure management services to Ocwen, Altisource Residential Corporation (“Residential”) and Altisource Asset Management Corporation (“AAMC”) through managed services agreements, and our other segments in a shared services model. Our software and analytics solutions primarily include REALSuite™, Equator® and Mortgage Builder ® software solutions, as described briefly below:

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

Corporate Items and Eliminations: Includes interest expense and costs related to corporate support functions including executive, finance, law, compliance, human resources, vendor management, risk, sales and marketing, and also includes eliminations of transactions between the reportable segments. Corporate Items and Eliminations also include the cost of facilities until approximately 40% of the facilities are occupied by the business unit(s), at which time costs are charged to the business unit(s).
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

Stock Repurchase Plan

On May 20, 2015, our shareholders approved a new stock repurchase program, which replaced the previous stock repurchase program. Under the new program, we are authorized to purchase up to 3.0 million shares of our common stock, based on a limit of 15% of the outstanding shares of common stock on the date of approval, in the open market, at a minimum price of $1.00 per share and a maximum price of $500.00 per share. This is in addition to amounts previously purchased under the prior programs. We purchased 1.6 million shares of our common stock at an average price of $28.02 per share during the six months ended June 30, 2015 and 0.7 million shares at an average price of $109.00 per share during the six months ended June 30, 2014 (1.4 million shares at an average price of $28.57 per share for the second quarter of 2015 and 0.4 million shares at an average price of $108.24 per share for the second quarter of 2014). As of June 30, 2015, approximately 2.0 million shares of common stock remain available for repurchase under the new program. Our senior secured term loan limits the amount we can spend on share repurchases and may prevent repurchases in certain circumstances. As of June 30, 2015, approximately $220 million was available to repurchase our common stock under our senior secured term loan.

Altisource’s Vision and Growth Initiatives

Altisource provides a suite of mortgage, real estate and consumer debt services, leveraging our technology and global operations. Our relationship with Ocwen provided a foundation on which we built our business and Ocwen, as our largest customer, remains an important priority for us. Leveraging the services we have built through Ocwen and other relationships, Altisource is focused on becoming the premier provider of real estate and mortgage marketplaces to a diversified customer base. Within the real estate and mortgage markets, we are facilitating transactions related to home sales, home rentals, home maintenance, mortgage origination and mortgage servicing.

While we expect our revenue from Ocwen’s servicing portfolio to decline in the future, we believe we have opportunities to continue to build our business from our revenue and diversification initiatives. Ocwen remains a very important component of our business, and we believe that its existing non-government-sponsored enterprise (“non-GSE”) portfolio provides continuing long-term revenue for Altisource. Recognizing the importance of further diversifying our customer base, we have increased our focus on our strategic growth initiatives. Our strategic growth initiatives are:

Mortgage market:

•	attract new clients to our comprehensive default related businesses

•	grow our origination services and technologies

Real estate market:

•	expand our innovative online real estate marketplace

•	grow our property management and renovation services business

Ocwen Related Matters

Revenue from Ocwen represents 59% of consolidated revenue for the six months ended June 30, 2015 (59% of consolidated revenue for the second quarter of 2015). Additionally, 21% of consolidated revenue for the six months ended June 30, 2015 (20% of consolidated revenue for the second quarter of 2015) was earned on the portfolios serviced by Ocwen, when a party other than Ocwen selects Altisource as the service provider.

Ocwen has been and is subject to a number of pending federal and state regulatory investigations, inquiries and requests for information that have or could result in adverse regulatory actions against Ocwen. Also, Ocwen may become subject to future federal and state regulatory investigations, inquiries and requests for information, any of which could also result in adverse regulatory or other actions against Ocwen (see Note 20 to the condensed consolidated financial statements). Management cannot predict the outcome of the Ocwen related matters or the impact they may have on Altisource. However, in the event these Ocwen related matters materially negatively impact Altisource, we believe the impact to Altisource would occur over an extended period of time and the variable nature of our cost structure allows us to realign our cost structure in line with remaining revenue.

In this regard, we have a plan that allows us to efficiently execute on this realignment. We believe that transfers of Ocwen’s servicing rights to a successor servicer(s) would take an extended period of time because of the approval required from many parties, including regulators, rating agencies, residential mortgage-backed securities trustees, lenders and others. During this period of time, we believe we would continue to generate revenue from the services we provide to the portfolio. Additionally, we have several growth initiatives that focus on diversifying and growing our revenue and customer base. Our major growth initiatives are described in Altisource’s Vision and Growth Initiatives section above. We have an established sales and marketing strategy to support each of these initiatives.

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

Factors Affecting Comparability

The following items may impact the comparability of our results:

•
The average number of loans serviced by Ocwen on REALServicing was 2.3 million for the six months ended June 30, 2015 compared to 2.1 million for the six months ended June 30, 2014 (2.2 million for the second quarter of 2015 and 2.3 million for the second quarter of 2014). The average number of delinquent non-GSE loans serviced by Ocwen on REALServicing was 295 thousand for the six months ended June 30, 2015 compared to 359 thousand for the six months ended June 30, 2014 (279 thousand for the second quarter of 2015 and 350 thousand for the second quarter of 2014);

•
In the second quarter of 2015, we paid the former owners of Equator, LLC (“Equator”) $0.5 million to extinguish any liability for Equator related contingent consideration (“Equator Earn Out”). In connection with this settlement, we reduced the liability for the Equator Earn Out to $0 and recognized a $7.6 million increase in earnings;

•	In the second quarter of 2015, we repurchased a portion of our senior secured term loan with a par value of $16.0 million at a 9% discount, recognizing a net gain of $1.1 million;

•
In the first quarter of 2015, we recognized an other than temporary impairment loss of $3.3 million on our investment in Home Loan Servicing Solutions, Ltd. (“HLSS”) equity securities. In the second quarter of 2015, we recognized a gain of $1.4 million related to the sale of, and liquidating and other dividends received from, our investment in HLSS. This resulted in a net reduction to our earnings of $1.9 million for the six months ended June 30, 2015;

•	We terminated the Data Access and Services Agreement with Ocwen effective March 31, 2015;

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

•
On September 12, 2014, we completed the acquisition of certain assets and assumed certain liabilities of Mortgage Builder Software, Inc. (“Mortgage Builder”), a provider of mortgage loan origination and servicing software systems, for an initial purchase price of $15.7 million plus contingent earn out consideration of up to an additional $7.0 million over three years, subject to Mortgage Builder achieving annual performance targets; and

•
On August 1, 2014, we amended our senior secured term loan agreement and increased our borrowings by $200.0 million to $594.5 million. Interest expense totaled $14.4 million and $9.6 million for the six months ended June 30, 2015 and 2014, respectively ($7.2 million and $4.8 million for the second quarter of 2015 and 2014, respectively).

CONSOLIDATED RESULTS OF OPERATIONS

Summary Consolidated Results

The following is a discussion of our consolidated results of operations for the periods indicated. For a more detailed discussion of the factors that affected the results of our business segments in these periods, see “Segment Results of Operations” below.

The following table sets forth information regarding our results of operations:

	Three months ended June 30,			Six months ended June 30,
(in thousands, except per share data)	2015	2014	% Increase (decrease)	2015	2014	% Increase (decrease)

Service revenue
Mortgage Services	$165,674	$189,349	(13)	$310,055	$336,498	(8)
Financial Services	23,350	25,436	(8)	45,663	49,693	(8)
Technology Services	55,992	57,111	(2)	107,962	103,960	4
Eliminations	(8,421)	(8,731)	(4)	(19,269)	(17,027)	13
Total service revenue	236,595	263,165	(10)	444,411	473,124	(6)
Reimbursable expenses	30,830	32,276	(4)	62,786	61,071	3
Non-controlling interests	896	631	42	1,606	1,146	40
Total revenue	268,321	296,072	(9)	508,803	535,341	(5)
Cost of revenue	168,159	183,999	(9)	340,985	331,804	3
Gross profit	100,162	112,073	(11)	167,818	203,537	(18)
Selling, general and administrative expenses	43,975	49,021	(10)	96,381	92,555	4
Income from operations	56,187	63,052	(11)	71,437	110,982	(36)
Other income (expense), net:
Interest expense	(7,195)	(4,784)	50	(14,355)	(9,560)	50
Other than temporary impairment loss on HLSS equity securities	—	—	N/M	(3,285)	—	N/M
Gain on sale of and dividends from HLSS equity securities	1,431	—	N/M	1,431	—	N/M
Other income (expense), net	821	(43)	N/M	824	4	N/M
Total other income (expense), net	(4,943)	(4,827)	2	(15,385)	(9,556)	61

Income before income taxes and non-controlling interests	51,244	58,225	(12)	56,052	101,426	(45)
Income tax provision	(4,398)	(3,493)	26	(4,798)	(6,548)	(27)
Net income	46,846	54,732	(14)	51,254	94,878	(46)
Net income attributable to non-controlling interests	(896)	(631)	42	(1,606)	(1,146)	40

Net income attributable to Altisource	$45,950	$54,101	(15)	$49,648	$93,732	(47)

Margins:
Gross profit/service revenue	42%	43%		38%	43%
Income from operations/service revenue	24%	24%		16%	23%

Earnings per share:
Basic	$2.35	$2.45	(4)	$2.50	$4.20	(40)
Diluted	$2.22	$2.24	(1)	$2.38	$3.84	(38)

N/M — not meaningful.

Revenue

We recognized service revenue of $444.4 million for the six months ended June 30, 2015, a 6% decrease compared to the six months ended June 30, 2014 ($236.6 million for the second quarter of 2015, a 10% decrease compared to the second quarter of 2014). The decline in service revenue was primarily due to the discontinuation of the lender placed insurance brokerage line of business in the fourth quarter of 2014, fewer property valuation services referrals, lower mortgage charge-off collections and lower

Equator revenue from the full amortization of acquisition related deferred revenue in 2014. These declines were partially offset by revenue expansion in the asset management services businesses primarily from growth in the number of non-Ocwen homes and Ocwen REO sold on Hubzu, a higher percentage of homes sold through auction and increased REALSuite software sales.

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
We recognized cost of revenue of $341.0 million for the six months ended June 30, 2015, a 3% increase compared to the six months ended June 30, 2014 ($168.2 million for the second quarter of 2015, a 9% decrease compared to the second quarter of 2014). The increase in cost of revenue for the six months ended June 30, 2015 is primarily attributable to increased compensation and benefits, partially offset by lower outside fees and services cost. The decrease in cost of revenue for the second quarter of 2015 is primarily attributable to lower outside fees and services cost. Compensation and benefits increased for the six months ended June 30, 2015 primarily due to increased headcount and related benefits, contractor costs and severance costs incurred in connection with cost reduction initiatives implemented during the first half of 2015. Outside fees and services cost decreased for the six months ended June 30, 2015 and the second quarter of 2015 primarily due to the termination of the Data Access and Services Agreement with Ocwen, as of March 31, 2015 and lower costs in 2015 due to prior year costs incurred to build and develop our insurance services business. Recognizing that our service revenue from Ocwen is not expected to grow in the near term due to challenges faced by Ocwen in late 2014 and early 2015, we developed and executed on a plan that included eliminating certain non-revenue generating businesses, reducing vendor costs and eliminating staff. During the six months ended June 30, 2015, we recognized severance expense of $4.3 million related to the elimination of staff ($0.3 million during the second quarter of 2015).

Gross profit decreased to $167.8 million, representing 38% of service revenue, for the six months ended June 30, 2015 compared to $203.5 million, representing 43% of service revenue, for the six months ended June 30, 2014 (decreased to $100.2 million, representing 42% of service revenue, for the second quarter of 2015 compared to $112.1 million, representing 43% of service revenue for the second quarter of 2014). Gross profit as a percentage of service revenue for the six months ended June 30, 2015 was lower, particularly in the first quarter of 2015, due largely to lower revenue from Mortgage Services’ higher gross profit margin businesses and higher compensation and benefits costs without corresponding revenue growth principally within the Technology Services segment. Following the implementation of our cost reduction initiatives in the first quarter of 2015 and the termination of the Data Access and Services Agreement with Ocwen as of March 31, 2015, along with seasonally higher revenue our gross profit margin improved in the second quarter of 2015.

Selling, General and Administrative Expenses and Income from Operations

Selling, general and administrative expenses (“SG&A”) includes payroll for personnel employed in executive, finance, law, compliance, human resources, vendor management, risk, sales and marketing roles. This category also includes occupancy costs, professional fees and depreciation and amortization of intangible assets.

We recognized SG&A of $96.4 million for the six months ended June 30, 2015, a 4% increase compared to the six months ended June 30, 2014 ($44.0 million for the second quarter of 2015, a 10% decrease compared to the second quarter of 2014). The increase for the six months ended June 30, 2015 is driven primarily by an increase in legal costs related to legal and regulatory matters, an increase in compensation and benefits costs from an expansion of certain support functions and severance costs incurred in connection with the cost reduction initiatives. These costs were partially offset by the second quarter of 2015 settlement of the Equator Earn Out which resulted in a reduction in SG&A of $7.6 million. The decrease for the second quarter of 2015 is driven primarily by the benefit resulting from the Equator Earn Out settlement discussed above, partially offset by an increase in compensation and benefits costs, severance costs and higher legal costs related to regulatory and litigation matters also discussed above.
During the second quarter of 2014, the Equator Earn Out was reduced by $37.9 million with a corresponding increase in earnings. As a result of the adjustment in the fair value of the Equator contingent consideration and based on our preliminary assessment, in the second quarter of 2014 we estimated that the Equator goodwill was impaired and recorded an impairment loss of $37.5 million.

The following table presents the impact of the change in the fair value of the Equator Earn Out and Equator goodwill impairment for the second quarter of 2014 and for the six months ended June 30, 2014 and are included in SG&A in the condensed consolidated statements of operations:

(in thousands)

Change in the fair value of Equator Earn Out	$(37,924)
Goodwill impairment	37,473

$(451)

Income from operations decreased to $71.4 million, representing 16% of service revenue, for the six months ended June 30, 2015 compared to $111.0 million, representing 23% of service revenue, for the six months ended June 30, 2014 (decreased to $56.2 million, representing 24% of service revenue, for the second quarter of 2015 compared to $63.1 million, representing 24% of service revenue, for the second quarter of 2014). The decrease in operating income margin for the six months ended June 30, 2015 is primarily driven by the lower first quarter 2015 gross profit margin and higher first quarter 2015 SG&A, as discussed above. The operating margins for the second quarter of 2015 returned to 2014 levels as we realigned our costs in line with revenue in connection with our cost reduction initiatives and recognized a benefit from the Equator Earn Out settlement, as discussed above.

Other Income (Expense), net
Other income (expense), net principally includes interest expense, interest income, an other than temporary impairment loss on HLSS equity securities, dividends and gain on sale of HLSS equity securities and a gain on the early extinguishment of debt. Interest expense was $14.4 million for the six months ended June 30, 2015, an increase of $4.8 million compared to the six months ended June 30, 2014 ($7.2 million for the second quarter of 2015, an increase of $2.4 million compared to the second quarter of 2014), resulting from the additional $200.0 million senior secured term loan borrowings on August 1, 2014.
During the first quarter of 2015, we purchased 1.6 million shares of HLSS common stock in the open market for $30.0 million (1,613,125 shares at an average price per share of $18.58). This investment was classified as available for sale. Based on HLSS’ sale of substantially all of its assets and plan of complete liquidation and dissolution on April 6, 2015, we determined that our investment in HLSS was other than temporarily impaired. Accordingly, we recognized an other than temporary impairment loss of $3.3 million during the first quarter of 2015. This amount reflected the difference between the cost and fair value of the HLSS equity securities as of March 31, 2015.

During the second quarter of 2015, we received liquidating dividends and other dividends from HLSS totaling $20.4 million and sold all of our 1.6 million shares of HLSS common stock in the open market for $7.7 million (1,613,125 shares at an average price per share of $4.75).

As a result of these transactions, we recognized a net loss of $1.9 million for the six months ended June 30, 2015 (no comparative amount for the six months ended June 30, 2014) and a gain of $1.4 million for the second quarter of 2015 (no comparative amount for the second quarter of 2014) in connection with our investment in HLSS.

In June 2015, we repurchased a portion of our senior secured term loan with a par value of $16.0 million at a 9% discount, recognizing a net gain of $1.1 million on the early extinguishment of a portion of the debt.

Income Tax Provision

We recognized an income tax provision of $4.8 million for the six months ended June 30, 2015 compared to $6.5 million for the six months ended June 30, 2014 ($4.4 million and $3.5 million for the second quarter of 2015 and 2014, respectively). Our effective tax rate was 8.6% and 6.5% for the six months ended June 30, 2015 and June 30, 2014, respectively (8.6% and 6.0% for the second quarter of 2015 and 2014, respectively). Our effective tax rate differs from the Luxembourg statutory tax rate of 29.2% primarily due to the effect of certain deductions in Luxembourg from a tax ruling, which expires in 2019 unless extended or renewed, and the mix of income and losses with varying tax rates in multiple taxing jurisdictions. Our consolidated effective income tax rate for financial reporting purposes may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our domestic and international operations and our ability to utilize net operating loss and tax credit carryforwards.

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
Financial information for our segments is as follows:

	Three months ended June 30, 2015
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue
Service revenue	$165,674	$23,350	$55,992	$(8,421)	$236,595
Reimbursable expenses	30,791	39	—	—	30,830
Non-controlling interests	896	—	—	—	896
	197,361	23,389	55,992	(8,421)	268,321
Cost of revenue	112,710	15,537	47,423	(7,511)	168,159
Gross profit (loss)	84,651	7,852	8,569	(910)	100,162
Selling, general and administrative expenses	25,228	4,588	(345)	14,504	43,975
Income (loss) from operations	59,423	3,264	8,914	(15,414)	56,187
Other income (expense), net	23	2	(18)	(4,950)	(4,943)

Income (loss) before income taxes and non-controlling interests	$59,446	$3,266	$8,896	$(20,364)	$51,244

Margins:
Gross profit/service revenue	51%	34%	15%	N/M	42%
Income from operations/service revenue	36%	14%	16%	N/M	24%
N/M — not meaningful.

	Three months ended June 30, 2014
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue
Service revenue	$189,349	$25,436	$57,111	$(8,731)	$263,165
Reimbursable expenses	32,236	40	—	—	32,276
Non-controlling interests	631	—	—	—	631
	222,216	25,476	57,111	(8,731)	296,072
Cost of revenue	129,411	16,058	46,414	(7,884)	183,999
Gross profit (loss)	92,805	9,418	10,697	(847)	112,073
Selling, general and administrative expenses	23,503	4,773	7,502	13,243	49,021
Income (loss) from operations	69,302	4,645	3,195	(14,090)	63,052
Other income (expense), net	80	12	(106)	(4,813)	(4,827)

Income (loss) before income taxes and non-controlling interests	$69,382	$4,657	$3,089	$(18,903)	$58,225

Margins:
Gross profit/service revenue	49%	37%	19%	N/M	43%
Income from operations/service revenue	37%	18%	6%	N/M	24%

N/M — not meaningful.

	Six months ended June 30, 2015
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue
Service revenue	$310,055	$45,663	$107,962	$(19,269)	$444,411
Reimbursable expenses	62,706	80	—	—	62,786
Non-controlling interests	1,606	—	—	—	1,606
	374,367	45,743	107,962	(19,269)	508,803
Cost of revenue	227,514	30,640	100,146	(17,315)	340,985
Gross profit (loss)	146,853	15,103	7,816	(1,954)	167,818
Selling, general and administrative expenses	45,789	9,303	6,970	34,319	96,381
Income (loss) from operations	101,064	5,800	846	(36,273)	71,437
Other income (expense), net	19	(10)	(17)	(15,377)	(15,385)

Income (loss) before income taxes and non-controlling interests	$101,083	$5,790	$829	$(51,650)	$56,052

Margins:
Gross profit/service revenue	47%	33%	7%	N/M	38%
Income from operations/service revenue	33%	13%	1%	N/M	16%

N/M — not meaningful.

	Six months ended June 30, 2014
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue
Service revenue	$336,498	$49,693	$103,960	$(17,027)	$473,124
Reimbursable expenses	61,003	68	—	—	61,071
Non-controlling interests	1,146	—	—	—	1,146
	398,647	49,761	103,960	(17,027)	535,341
Cost of revenue	232,648	30,671	83,746	(15,261)	331,804
Gross profit (loss)	165,999	19,090	20,214	(1,766)	203,537
Selling, general and administrative expenses	42,676	9,436	14,117	26,326	92,555
Income (loss) from operations	123,323	9,654	6,097	(28,092)	110,982
Other income (expense), net	128	11	(122)	(9,573)	(9,556)

Income (loss) before income taxes and non-controlling interests	$123,451	$9,665	$5,975	$(37,665)	$101,426

Margins:
Gross profit/service revenue	49%	38%	19%	N/M	43%
Income from operations/service revenue	37%	19%	6%	N/M	23%

N/M — not meaningful.

Mortgage Services

Revenue

Revenue by service line was as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2015	2014	% Increase (decrease)	2015	2014	% Increase (decrease)

Service revenue:
Asset management services	$114,435	$105,948	8	$204,019	$180,673	13
Insurance services	24,837	49,684	(50)	48,479	84,649	(43)
Residential property valuation	13,994	23,908	(41)	33,441	51,104	(35)
Default management services	7,074	5,554	27	13,768	11,391	21
Origination management services	5,334	4,255	25	10,348	8,681	19
Total service revenue	165,674	189,349	(13)	310,055	336,498	(8)

Reimbursable expenses:
Asset management services	27,835	30,975	(10)	57,838	58,137	(1)
Insurance services	1,833	867	111	3,182	1,516	110
Default management services	1,087	362	200	1,628	1,279	27
Origination management services	36	32	13	58	71	(18)
Total reimbursable expenses	30,791	32,236	(4)	62,706	61,003	3

Non-controlling interests	896	631	42	1,606	1,146	40

Total revenue	$197,361	$222,216	(11)	$374,367	$398,647	(6)

We recognized service revenue of $310.1 million for the six months ended June 30, 2015, an 8% decrease compared to the six months ended June 30, 2014 ($165.7 million for the second quarter of 2015, a 13% decrease compared to the second quarter of 2014), primarily due to the discontinuation of the lender placed insurance brokerage line of business in the fourth quarter of 2014 and fewer property valuation services referrals. These declines were partially offset by revenue expansion in the asset management services businesses primarily from growth in the number of non-Ocwen homes and Ocwen REO sold on Hubzu and a higher percentage of homes sold through auction.

Certain of our Mortgage Services businesses are impacted by seasonality. REO sales and lawn maintenance services within the asset management services business are generally lowest during the fall and winter months and highest during the spring and summer months.

Cost of Revenue and Gross Profit

Cost of revenue consists of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2015	2014	% Increase (decrease)	2015	2014	% Increase (decrease)

Compensation and benefits	$20,199	$19,200	5	$41,004	$34,652	18
Outside fees and services	54,129	70,268	(23)	106,722	122,550	(13)
Reimbursable expenses	30,791	32,236	(4)	62,706	61,003	3
Technology and telecommunications	6,663	7,061	(6)	15,337	13,265	16
Depreciation and amortization	928	646	44	1,745	1,178	48

Cost of revenue	$112,710	$129,411	(13)	$227,514	$232,648	(2)

Cost of revenue for the six months ended June 30, 2015 of $227.5 million decreased by 2% compared to the six months ended June 30, 2014 ($112.7 million for the second quarter of 2015, a 13% decrease compared to the second quarter of 2014), primarily due to the decrease in outside fees and services partially offset by an increase in compensation and benefits costs. The decrease in outside fees and services was primarily due to the termination of the Data Access and Services Agreement with Ocwen effective March 31, 2015 and non-recurring costs in 2014 related to the development of our insurance business. Compensation and benefits costs increased in the second quarter of 2014 to support growth in certain of our Mortgage Services businesses and our growth initiatives. In connection with our cost reduction initiatives during the six months ended June 30, 2015, we recognized severance expense in the Mortgage Services segment of $1.1 million related to the elimination of staff.
Gross profit decreased to $146.9 million, representing 47% of service revenue, for the six months ended June 30, 2015 compared to $166.0 million, representing 49% of service revenue, for the six months ended June 30, 2014 (decreased to $84.7 million, representing 51% of service revenue, for the second quarter of 2015 compared to $92.8 million, representing 49% of service revenue, for the second quarter of 2014). Gross profit as a percentage of service revenue decreased for the six months ended June 30, 2015 primarily due to service revenue mix with no revenue in 2015 from the higher margin lender placed insurance brokerage business, partially offset by reduced outside fees and services from the termination of the Data Access and Services Agreement with Ocwen. Gross profit as a percentage of service revenue for the second quarter of 2015 increased as the termination of the Data Access and Services Agreement with Ocwen was effective for the full quarter, partially offset by revenue mix.

Our margins can vary substantially depending upon service revenue mix.
Selling, General and Administrative Expenses and Income from Operations

SG&A expenses consist of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2015	2014	% Increase (decrease)	2015	2014	% Increase (decrease)

Compensation and benefits	$629	$449	40	$1,167	$691	69
Professional services	3,568	1,424	151	8,110	2,471	228
Occupancy related costs	2,803	2,505	12	5,403	4,883	11
Amortization of intangible assets	6,779	7,411	(9)	13,217	14,496	(9)
Depreciation and amortization	600	466	29	1,154	893	29
Marketing costs	4,349	7,621	(43)	8,283	12,623	(34)
Other/allocations from Corp.	6,500	3,627	79	8,455	6,619	28

Selling, general and administrative expenses	$25,228	$23,503	7	$45,789	$42,676	7

SG&A for the six months ended June 30, 2015 of $45.8 million increased by 7% compared to the six months ended June 30, 2014 ($25.2 million for the second quarter of 2015, a 7% increase compared to the second quarter of 2014), primarily driven by an increase in legal and regulatory related costs. This increase was partially offset by lower Hubzu marketing costs as we continue to optimize our marketing spend.

Income from operations decreased to $101.1 million, representing 33% of service revenue, for the six months ended June 30, 2015 compared to $123.3 million, representing 37% of service revenue, for the six months ended June 30, 2014 (decreased to $59.4 million, representing 36% of service revenue for the second quarter of 2015 compared to $69.3 million, representing 37% of service revenue, for the second quarter of 2014). The decrease in operating income margin is primarily the result of the lower gross profit margins and higher legal and regulatory related costs, partially offset by lower Hubzu marketing costs, as discussed above. Operating income margins for the second quarter of 2015 were slightly lower than the same period in 2014 from higher gross profit margins offset by higher legal and regulatory related costs.

Financial Services

Revenue

Revenue by service line was as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2015	2014	% Increase (decrease)	2015	2014	% Increase (decrease)

Service revenue:
Customer relationship management	$13,789	$13,334	3	$25,185	$26,309	(4)
Asset recovery management	9,561	12,102	(21)	20,478	23,384	(12)
Total service revenue	23,350	25,436	(8)	45,663	49,693	(8)

Reimbursable expenses:
Asset recovery management	39	40	(3)	80	68	18
Total reimbursable expenses	39	40	(3)	80	68	18

Total revenue	$23,389	$25,476	(8)	$45,743	$49,761	(8)

We recognized service revenue of $45.7 million for the six months ended June 30, 2015, an 8% decrease compared to the six months ended June 30, 2014 ($23.4 million for the second quarter of 2015, an 8% decrease compared to the second quarter of 2014), primarily due to lower mortgage charge-off collections driven by a decline in referrals. For the six months ended June 30, 2015, the customer relationship management revenue declined primarily due to lower business from an existing customer, due to its vendor diversification initiatives, partially offset by the addition of a new customer. The increase in customer relationship management revenue for the second quarter of 2015 is primarily the result of the addition of a new customer and expansion of services provided to existing clients.

Certain of our Financial Services businesses are impacted by seasonality. Revenue in the asset recovery management business tends to be higher in the first quarter, as borrowers may utilize tax refunds and bonuses to pay debts, and generally declines throughout the rest of the year.
Cost of Revenue and Gross Profit
Cost of revenue consists of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2015	2014	% Increase (decrease)	2015	2014	% Increase (decrease)

Compensation and benefits	$11,967	$12,049	(1)	$22,954	$23,088	(1)
Outside fees and services	733	888	(17)	1,430	1,705	(16)
Reimbursable expenses	39	40	(3)	80	68	18
Technology and telecommunications	2,332	2,727	(14)	5,240	5,167	1
Depreciation and amortization	466	354	32	936	643	46

Cost of revenue	$15,537	$16,058	(3)	$30,640	$30,671	—

Cost of revenue for the six months ended June 30, 2015 of $30.6 million remained flat compared to the six months ended June 30, 2014 ($15.5 million for the second quarter of 2015, a 3% decrease compared to the second quarter of 2014). The decrease in cost of revenue for the second quarter of 2015 was primarily due to lower technology and telecommunications costs resulting from the implementation of cost savings initiatives in 2015.
Gross profit decreased to $15.1 million, representing 33% of service revenue, for the six months ended June 30, 2015 compared to $19.1 million, representing 38% of service revenue, for the six months ended June 30, 2014 (decreased to $7.9 million, representing 34% of service revenue, for the second quarter of 2015 compared to $9.4 million, representing 37% of service revenue, for the second quarter of 2014). Gross profit margin decreased primarily due to revenue mix as revenue declined in the higher margin mortgage charge-off collections business.

Selling, General and Administrative Expenses and Income from Operations
SG&A expenses consist of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2015	2014	% Increase (decrease)	2015	2014	% Increase (decrease)

Compensation and benefits	$208	$176	18	$221	$330	(33)
Professional services	428	363	18	639	606	5
Occupancy related costs	1,951	1,857	5	3,846	3,685	4
Amortization of intangible assets	945	1,454	(35)	2,072	2,908	(29)
Depreciation and amortization	635	375	69	1,214	669	81
Other/allocations from Corp.	421	548	(23)	1,311	1,238	6

Selling, general and administrative expenses	$4,588	$4,773	(4)	$9,303	$9,436	(1)
SG&A for the six months ended June 30, 2015 of $9.3 million decreased by 1% compared to the six months ended June 30, 2014 ($4.6 million for the second quarter of 2015, a 4% decrease compared to the second quarter of 2014). The decrease is primarily due to the decrease in amortization of intangible assets, partially offset by an increase in depreciation and amortization expense from 2014 leasehold improvements in connection with facility relocations.
Income from operations decreased to $5.8 million, representing 13% of service revenue, for the six months ended June 30, 2015 compared to $9.7 million, representing 19% of service revenue, for the six months ended June 30, 2014 (decreased to $3.3 million, representing 14% of service revenue, for the second quarter of 2015 compared to $4.6 million, representing 18% of service revenue, for the second quarter of 2014). The decrease in operating income as a percentage of service revenue is primarily the result of lower gross profit margins as discussed above.
Technology Services
Revenue

Revenue by service line was as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2015	2014	% Increase (decrease)	2015	2014	% Increase (decrease)

Service revenue:
Software services	$38,587	$39,426	(2)	$71,211	$74,029	(4)
IT infrastructure services	17,405	17,685	(2)	36,751	29,931	23

Total revenue	$55,992	$57,111	(2)	$107,962	$103,960	4

We recognized service revenue of $108.0 million for the six months ended June 30, 2015, a 4% increase compared to the six months ended June 30, 2014 ($56.0 million for the second quarter of 2015, a 2% decrease compared to the second quarter of 2014). The increase for the six months ended June 30, 2015 is primarily due to an increase in IT infrastructure services revenue, which is typically billed on a cost plus basis. Costs in the IT infrastructure business were higher than the same period in 2014 as we were investing in support of our growth; however, we reduced these investments during the second quarter of 2015 to better align our costs with revenue. Within the software services business, lower Equator revenue from the full amortization of acquisition related deferred revenue in 2014 was partially offset by an increase in REALSuite development revenue and a higher number of loans serviced by Ocwen on REALServicing. For the second quarter of 2015, both the software services and IT infrastructure services revenues decreased slightly compared to the second quarter of 2014 from a decrease in Equator revenues and lower related IT infrastructure costs, largely offset by increased REALSuite development revenue.
For segment presentation purposes, revenue from services provided by Technology Services to our other reportable segments is eliminated in consolidation. This inter-segment revenue is included as revenue in the Technology Services segment and as technology and telecommunications expense, a component of cost of revenue and SG&A, in our other reportable segments.

Cost of Revenue and Gross Profit
Cost of revenue consists of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2015	2014	% Increase (decrease)	2015	2014	% Increase (decrease)

Compensation and benefits	$32,724	$31,872	3	$70,258	$58,031	21
Outside fees and services	13	—	N/M	13	—	N/M
Technology and telecommunications	8,818	10,154	(13)	18,890	17,457	8
Depreciation and amortization	5,868	4,388	34	10,985	8,258	33

Cost of revenue	$47,423	$46,414	2	$100,146	$83,746	20

N/M - not meaningful.

Cost of revenue for the six months ended June 30, 2015 of $100.1 million increased by 20% compared to the six months ended June 30, 2014 ($47.4 million for the second quarter of 2015, a 2% increase compared to the second quarter of 2014). The increase was primarily due to increases in compensation and benefits costs and depreciation and amortization expenses. A portion of the increase in costs relates to the September 2014 acquisition of Mortgage Builder. The remaining increase relates to businesses we have been investing in to support our growth; however, we reduced these investments during the second quarter of 2015 to better align our costs with revenue. The decrease in technology and telecommunications costs for the second quarter of 2015 is the result of the implementation of cost savings initiatives. Recognizing that our service revenue from Ocwen is not expected to grow in the near term due to challenges faced by Ocwen, in late 2014 and early 2015, we developed and executed on a plan that included eliminating certain non-revenue generating businesses, reducing vendor costs and eliminating staff. Cost of revenue increased slightly for the second quarter of 2015 compared to the second quarter of 2014 as we benefited from the implementation of our cost savings initiatives. During the six months ended June 30, 2015, we recognized severance expense in the Technology Services segment of $3.1 million related to the elimination of staff ($0.3 million for the second quarter of 2015).
Gross profit decreased to $7.8 million, representing 7% of service revenue, for the six months ended June 30, 2015 compared to $20.2 million, representing 19% of service revenue, for the six months ended June 30, 2014 (decreased to $8.6 million, representing 15% of service revenue, for the second quarter of 2015 compared to $10.7 million, representing 19% of service revenue, for the second quarter of 2014). Gross profit margins for the six months ended June 30, 2015 decreased primarily due to service revenue mix, as lower margin IT infrastructure service revenue increased. In addition, gross profit margins for both the six months ended June 30, 2015 and the second quarter of 2015 were impacted by lower Equator revenue from the full amortization of acquisition related deferred revenue in 2014 and higher costs, as described above.
Selling, General and Administrative Expenses and Income from Operations

SG&A expenses consist of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2015	2014	% Increase (decrease)	2015	2014	% Increase (decrease)

Compensation and benefits	$755	$1,531	(51)	$1,633	$2,473	(34)
Professional services	255	127	101	438	214	105
Occupancy related costs	3,350	2,861	17	7,129	5,494	30
Amortization of intangible assets	1,262	1,242	2	2,588	2,169	19
Depreciation and amortization	529	326	62	840	646	30
Change in the fair value of Equator Earn Out	(7,591)	(37,924)	(80)	(7,591)	(37,924)	(80)
Goodwill impairment	—	37,473	(100)	—	37,473	(100)
Other/allocations from Corp.	1,095	1,866	(41)	1,933	3,572	(46)

Selling, general and administrative expenses	$(345)	$7,502	(105)	$6,970	$14,117	(51)
SG&A for the six months ended June 30, 2015 of $7.0 million decreased by 51% compared to the six months ended June 30, 2014 ($(0.3) million for the second quarter of 2015, a 105% decrease compared to the second quarter of 2014). The decrease is primarily due to the second quarter of 2015 settlement of the Equator Earn Out which resulted in a reduction in SG&A of $7.6 million and lower bad debt expense. The decrease was partially offset by an increase in occupancy related costs driven by facility expansions and relocations.
Income from operations decreased to $0.8 million, representing 1% of service revenue, for the six months ended June 30, 2015 compared to $6.1 million, representing 6% of service revenue, for the six months ended June 30, 2014 (increased to $8.9 million, representing 16% of service revenue, for the second quarter of 2015 compared to $3.2 million, representing 6% of service revenue, for the second quarter of 2014). Income from operations as a percentage of service revenue decreased for the six months ended June 30, 2015 primarily due to the decline in gross profit margin, partially offset by recognition of the change in fair value of the Equator Earn Out, as discussed above. Income from operations as a percentage of service revenue increased for the second quarter of 2015 primarily due to the settlement of the Equator Earn Out, as discussed above.
Corporate Items and Eliminations

Corporate Items and Eliminations include interest expense, other than temporary impairment loss on HLSS equity securities, dividends and gain on sale of HLSS equity securities, gain on early extinguishment of debt and costs related to corporate support functions including executive, finance, law, compliance, human resources, vendor management, risk, sales and marketing. It also includes eliminations of transactions between the reportable segments.
Corporate costs consist of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2015	2014	% Increase (decrease)	2015	2014	% Increase (decrease)

Compensation and benefits	$12,044	$8,955	34	$23,378	$16,606	41
Professional services	2,388	894	167	5,442	3,499	56
Occupancy related costs	1,943	2,273	(15)	4,323	4,745	(9)
Depreciation and amortization	580	574	1	1,558	1,088	43
Marketing costs	1,480	10	N/M	2,782	28	N/M
Other/allocations to segments	(3,931)	537	N/M	(3,164)	360	N/M

Selling, general and administrative expenses	14,504	13,243	10	34,319	26,326	30

Other expense, net	4,950	4,813	3	15,377	9,573	61

Total corporate costs	$19,454	$18,056	8	$49,696	$35,899	38
N/M - not meaningful.
Corporate costs for the six months ended June 30, 2015 of $49.7 million increased by 38% compared to the six months ended June 30, 2014 ($19.5 million for the second quarter of 2015, an 8% increase compared to the second quarter of 2014) primarily due to higher compensation and benefits costs, legal and compliance costs related to regulatory and litigation matters, interest expense and a loss on HLSS equity securities, partially offset by the allocation of the costs incurred at certain new support groups to the segments. We incurred higher compensation and benefits costs as we expanded certain corporate functions, strengthening our sales and marketing functions. In addition, we incurred $0.6 million of severance costs in connection with cost reduction initiatives implemented during the six months ended June 30, 2015 ($0.1 million for the second quarter of 2015).

Interest expense for the six months ended June 30, 2015 of $14.4 million increased by 50% compared to the six months ended June 30, 2014 ($7.2 million for the second quarter of 2015, a 50% increase compared to the second quarter of 2014), resulting from the additional $200.0 million senior secured term loan borrowings on August 1, 2014.

During the first quarter of 2015, we purchased 1.6 million shares of HLSS common stock in the open market for $30.0 million (1,613,125 shares at an average price per share of $18.58). This investment was classified as available for sale. Based on HLSS’ sale of substantially all of its assets and plan of complete liquidation and dissolution on April 6, 2015, we determined that our investment in HLSS was other than temporarily impaired. Accordingly, we recognized an other than temporary impairment loss of $3.3 million during the first quarter of 2015. This amount reflected the difference between the cost and fair value of the HLSS equity securities as of March 31, 2015.

During the second quarter of 2015, we received liquidating dividends and other dividends from HLSS totaling $20.4 million and sold all of our 1.6 million shares of HLSS common stock in the open market for $7.7 million (1,613,125 shares at an average price per share of $4.75).

As a result of these transactions, we recognized a net loss of $1.9 million for the six months ended June 30, 2015 (no comparative amount for the six months ended June 30, 2014) and a gain of $1.4 million for the second quarter of 2015 (no comparative amount for the second quarter of 2014) in connection with our investment in HLSS.

In June 2015, we repurchased a portion of our senior secured term loan with a par value of $16.0 million at a 9% discount, recognizing a net gain of $1.1 million on the early extinguishment of debt.
Intercompany revenue that is eliminated in consolidation increased for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 and decreased for the second quarter of 2015 compared to the second quarter of 2014. These intercompany transactions primarily consisted of IT infrastructure services. While the expenses are recognized in the Mortgage Services and Financial Services segments above, the elimination of these expenses is reflected in Corporate Items and Eliminations.
LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary source of liquidity is cash flows from operations. We seek to deploy excess cash generated in a disciplined manner. Principally, we intend to use excess cash to develop complementary services and businesses that we believe will generate attractive margins in line with our core capabilities and strategy. We may consider business acquisitions and other opportunities that may arise from time to time. From January 2015 through June 2015, we used $61.7 million to repurchase Altisource common stock, repurchase a portion of the senior secured term loan and make contractual repayments of our senior secured term loan.

Our relationship with Ocwen is subject to a number of risks and uncertainties that could result in changes to our relationship and have an adverse effect on our liquidity. We intend to closely monitor the Ocwen related uncertainties and to modify our business plan as needed in response. As a result of these uncertainties, we intend to closely monitor our cash and cash equivalents position throughout 2015. Based on market conditions, we may continue repurchasing our common stock and/or our debt if we believe conditions are favorable.

Senior Secured Term Loan

On November 27, 2012, Altisource Solutions S.à r.l., a wholly-owned subsidiary of the Company, entered into a senior secured term loan agreement with Bank of America, N.A., as administrative agent, and certain lenders. The Company and certain wholly-owned subsidiaries are guarantors of the term loan. We subsequently amended the senior secured term loan agreement to increase the principal amount of the senior secured term loan and, among other changes, re-establish the $200.0 million incremental term loan facility accordion, lower the interest rate, extend the maturity date by approximately one year and increase the maximum amount of Restricted Junior Payments (as defined in the senior secured term loan agreement; other capitalized terms, unless defined herein, are defined in the senior secured term loan agreement). The lenders of the senior secured term loan, as amended, have no obligation to provide any such additional debt under the accordion provision. As of June 30, 2015, $569.9 million, net of unamortized discount of $2.6 million, was outstanding under the senior secured term loan agreement, as amended, compared to $588.6 million, net of unamortized discount of $2.9 million, as of December 31, 2014.

After giving effect to the third amendment entered into on August 1, 2014, the term loan must be repaid in equal consecutive quarterly principal installments of $1.5 million, which commenced on September 30, 2014, with the balance due at maturity. All amounts outstanding under the senior secured term loan agreement will become due on the earlier of (i) December 9, 2020 and (ii) the date on which the loans are declared to be due and owing by the administrative agent at the request (or with the consent) of the Required Lenders upon the occurrence of any event of default under the senior secured term loan agreement. However, if leverage ratios exceed 3.00 to 1.00, a percentage of cash flows must be used to repay principal. No mandatory prepayments were required for the six months ended June 30, 2015. The interest rate as of June 30, 2015 was 4.50%.

In June 2015, the Company repurchased a portion of its senior secured term loan with a par value of $16.0 million at a 9% discount, recognizing a net gain of $1.1 million on the early extinguishment of a portion of the debt. The net gain is included in other income (expense), net in the condensed consolidated statements of operations.

The debt covenants in the senior secured term loan agreement limit, among other things, our ability to incur additional debt, pay dividends and repurchase stock. In the event we require additional liquidity, our ability to obtain it may be limited by the senior secured term loan.

Cash Flows

The following table presents our cash flows for the six months ended June 30:

(in thousands)	2015	2014	% Increase (decrease)

Net income adjusted for non-cash items	$85,280	$133,888	(36)
Changes in operating assets and liabilities	(30,473)	(22,361)	(36)
Net cash flows provided by operating activities	54,807	111,527	(51)
Net cash flows used in investing activities	(23,279)	(30,816)	24
Net cash flows used in financing activities	(62,810)	(83,256)	25
Decrease in cash and cash equivalents	(31,282)	(2,545)	N/M
Cash and cash equivalents at beginning of period	161,361	130,429	24

Cash and cash equivalents at end of period	$130,079	$127,884	2

N/M — not meaningful.

Cash Flows from Operating Activities

Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net income. For the six months ended June 30, 2015, we generated cash flows from operating activities of $54.8 million, or approximately $0.12 for every dollar of service revenue ($0.30 for every dollar of service revenue for the second quarter of 2015) compared to cash flows from operating activities of $111.5 million, or approximately $0.24 for every dollar of service revenue for the six months ended June 30, 2014 ($0.29 for every dollar of service revenue for the second quarter of 2014). The decrease in cash flows from operations for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 is principally driven by lower first quarter 2015 net income, after adding back depreciation and amortization including amortization of intangible assets, and unfavorable working capital changes. Changes in working capital for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 were principally due to a decrease in accounts payable and accrued expenses due to the timing of payments, including higher annual incentive compensation payments.
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
Cash Flows from Investing Activities

Cash flows from investing activities include capital expenditures of $21.4 million and $30.5 million for the six months ended June 30, 2015 and 2014, respectively, primarily related to facility build-outs and investments in IT infrastructure and the development of certain software applications. In addition, from March 10, 2015 to March 17, 2015, we purchased 1.6 million shares of HLSS common stock in the open market for $30.0 million. During April 2015, we received liquidating dividends and other dividends from HLSS totaling $20.4 million. Between April 22, 2015 and April 29, 2015, we sold all of our 1.6 million shares of HLSS common stock in the open market for $7.7 million. Cash proceeds from the dividends and sale of the HLSS common stock totaled $28.1 million during the second quarter of 2015.

Cash Flows from Financing Activities

Cash flows from financing activities for the six months ended June 30, 2015 and 2014 include activity associated with share repurchases, debt repurchases and repayments, stock option exercises and payments to non-controlling interests. During the six months ended June 30, 2015 and 2014, we spent $44.0 million and $80.7 million, respectively, to repurchase our common stock. During the six months ended June 30, 2015 and 2014, we repurchased and repaid $17.7 million and $2.0 million, respectively, of the borrowings under the senior secured term loan, including the repurchase of a portion of our senior secured term loan with a par value of $16.0 million at a 9% discount. Stock option exercises provided proceeds of $0.2 million and $0.6 million for the six months ended June 30, 2015 and 2014, respectively. Distributions to non-controlling interests were $1.3 million and $1.2 million for the six months ended June 30, 2015 and 2014, respectively.
Liquidity Requirements after June 30, 2015
On September 12, 2014, we acquired Mortgage Builder. The Mortgage Builder purchase agreement provides for the payment of up to $7.0 million in potential additional consideration based on Adjusted Revenue (as defined in the purchase agreement). We have estimated the fair value of the Mortgage Builder potential additional consideration to be $1.7 million as of June 30, 2015. The amount ultimately paid will depend on Mortgage Builder’s Adjusted Revenue in the three consecutive 12-month periods following closing.

On November 21, 2014, we acquired Owners. The Owners purchase agreement provides for a payment of up to $7.0 million of potential additional consideration based on Adjusted Revenue (as defined in the purchase agreement) earned in the two consecutive 12-month periods following closing. We have estimated the fair value of the Owners contingent consideration to be $2.1 million as of June 30, 2015. The amount ultimately paid will depend on Owners’ Adjusted Revenue earned in the two consecutive 12-month periods following closing.

On July 17, 2015, we acquired CastleLine Holdings, LLC, a specialty risk management and insurance services firm, for $37.1 million. The purchase price is comprised of $12.3 million of cash at acquisition, $10.5 million of cash payable over the next four years and $14.3 million of the Company’s common shares, or 495 thousand shares. A portion of the consideration to the founders is contingent on future employment.

During the third quarter of 2015, we expect to distribute $0.9 million to the Lenders One members representing non-controlling interests and repay $1.5 million of the senior secured term loan.

We believe that we will generate sufficient cash flows from operations to fund capital expenditures and required debt and interest payments for the next twelve months.
Contractual Obligations, Commitments and Contingencies

For the six months ended June 30, 2015, there were no significant changes to our contractual obligations from those identified in our Form 10-K for the fiscal year ended December 31, 2014, other than those that occur in the normal course of business. See also Note 20 to the interim condensed consolidated financial statements.

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

Our critical accounting policies are described in the MD&A section of our Form 10-K for the year ended December 31, 2014 filed with the SEC on March 2, 2015. Those policies have not changed during the six months ended June 30, 2015.

Future Adoption of New Accounting Pronouncements

In May 2014, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This standard establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the new standard is an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, although not prior to annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact this new guidance may have on its results of operations and financial position.

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
Interest Rate Risk
As of June 30, 2015, the interest rate charged on the senior secured term loan was 4.50%. The interest rate is calculated based on the Adjusted Eurodollar Rate (as defined in the senior secured term loan agreement) with a minimum floor of 1.00% plus 3.50%.

Based on the principal amount outstanding at June 30, 2015, a one percentage point increase in the Eurodollar Rate would increase our annual interest expense by approximately $1.6 million, based on the June 30, 2015 Adjusted Eurodollar Rate. There would be no change in our annual interest expense if there was a one percentage point decrease in the Eurodollar Rate.

Foreign Currency Exchange Risk

We are exposed to currency risk from potential changes in currency values of our foreign currency denominated expenses, assets, liabilities and cash flows. Our most significant foreign currency exposure relates to the Indian rupee. Based on expenses incurred in Indian rupees during the six months ended June 30, 2015, a one percentage point increase or decrease in value of the Indian rupee in relation to the United States dollar would increase or decrease our annual expenses by approximately $1.2 million.
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

b)	Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 8, 2014, the West Palm Beach Firefighter’s Pension Fund filed a putative securities class action suit against Altisource and certain of its officers and directors in the United States District Court for the Southern District of Florida alleging violations of the Securities Exchange Act of 1934 and Rule 10b-5 with regard to disclosures concerning pricing and transactions with related parties that allegedly inflated Altisource share prices. The court subsequently appointed the Pension Fund of the International Union of Painters and Allied Trades District Council 35 and the Annuity Fund of the International Union of Painters and Allied Trades District Council 35 as Lead Plaintiffs. On January 30, 2015, Lead Plaintiffs filed an amended class action complaint which adds Ocwen Financial Corporation as a defendant, and seeks a determination that the action may be maintained as a class action on behalf of purchasers of the Company’s securities between April 25, 2013 and December 21, 2014 and an unspecified amount of damages. Altisource intends to vigorously defend this lawsuit and moved to dismiss it on March 23, 2015.

On February 11, 2015, W.A. Sokolowski, an alleged shareholder of Ocwen Financial Corporation, filed an amended shareholder derivative complaint in the United States District Court for the Southern District of Florida against Ocwen Financial Corporation, certain of its officers and directors, Altisource and other companies. The suit seeks recovery of an unspecified amount of damages for alleged breaches of fiduciary duty by Ocwen’s current and former officers and directors, which were allegedly aided and abetted by Altisource and other defendants. Ocwen has moved to stay this action, and if the litigation proceeds, Altisource intends to vigorously defend the lawsuit.

On March 26, 2015, Robert Moncavage, an alleged shareholder of Ocwen Financial Corporation, filed an amended shareholder derivative complaint in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida against Ocwen Financial Corporation, certain of its current and former officers and directors, Altisource and other companies. The suit seeks recovery of an unspecified amount of damages for alleged breaches of fiduciary duty by Ocwen’s current and former officers and directors, which were allegedly aided and abetted by Altisource and other defendants. Ocwen has moved to stay this action, and if the litigation proceeds, Altisource intends to vigorously defend the lawsuit.

Altisource is unable to predict the outcomes of these lawsuits or reasonably estimate the potential loss, if any, arising from the suits, given that a motion to dismiss was filed but has not yet been adjudicated in the first case, motions to stay have been filed in the second and third cases, discovery has not commenced in any of the cases and significant legal and factual issues remain to be determined in all three cases.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Equity securities repurchased by us:

The following table presents information related to our repurchases of our equity securities during the three months ending June 30, 2015:

Period	Total number of shares purchased(1)	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs(2)
Common stock:
April 1 – 30, 2015	138,389	$24.37	138,389	831,249
May 1 – 31, 2015	681,000	29.00	681,000	2,576,831
June 1 – 30, 2015	579,294	29.08	579,294	1,997,537

	1,398,683	$28.57	1,398,683	1,997,537

(1)	May include shares withheld from employees to satisfy tax withholding obligations that arose from the exercise of stock options.

(2)
On February 28, 2014, our shareholders authorized a share repurchase program that replaced the prior program and authorized us to purchase up to 3.4 million shares of our common stock in the open market. On May 20, 2015, our shareholders authorized a new share repurchase program that replaces the prior program and authorizes us to purchase up to 3.0 million shares of our common stock in the open market.

Item 6. Exhibits

	10.1	Form of Cash Retention Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 21, 2015)

	10.2	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 21, 2015)

*	10.3	Form of Non-Qualified Stock Option Award Agreement

*	10.4	Consumer Analytics Division Equity Appreciation Rights Plan, made effective as of May 19, 2015

*	10.5	Document Solutions Division Equity Appreciation Rights Plan, made effective as of May 19, 2015

*	10.6	Marketplace Solutions Division Equity Appreciation Rights Plan, made effective as of May 19, 2015

*	10.7	Consumer Analytics Division Equity Appreciation Rights Award Agreement between the Company and Mark J. Hynes, dated May 19, 2015

*	10.8	Document Solutions Division Equity Appreciation Rights Award Agreement between the Company and Mark J. Hynes, dated May 19, 2015

*	10.9	Marketplace Solutions Division Equity Appreciation Rights Agreement between the Company and Mark J. Hynes, dated May 19, 2015

*	31.1	Section 302 Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

*	31.2	Section 302 Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

*	32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015 is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014; (iii) Condensed Consolidated Statements of Equity for the six months ended June 30, 2015 and 2014; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
(Registrant)

Date:	July 23, 2015	By:	/s/ Michelle D. Esterman
Michelle D. Esterman
Chief Financial Officer
(On behalf of the Registrant and as its Principal Financial Officer)