Form 10-Q
period 2015-09-30
Altisource Portfolio Solutions S.A.
filed 2015-10-22
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 20, 2015, there were 19,298,492 outstanding shares of the registrant’s shares of beneficial interest (excluding 6,114,256 shares held as treasury stock).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Condensed Consolidated Financial Statements (Unaudited)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$150,147	$161,361
Accounts receivable, net	128,897	112,183
Prepaid expenses and other current assets	21,708	23,567
Deferred tax assets, net	4,987	4,987
Total current assets	305,739	302,098

Premises and equipment, net	122,416	127,759
Goodwill	121,091	90,851
Intangible assets, net	217,251	245,246
Other assets	20,556	22,267

Total assets	$787,053	$788,221

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$86,439	$111,766
Current portion of long-term debt	5,945	5,945
Deferred revenue	9,421	9,829
Other current liabilities	15,414	13,227
Total current liabilities	117,219	140,767

Long-term debt, less current portion	551,691	582,669
Deferred tax liabilities, net	2,748	2,694
Other non-current liabilities	17,899	20,648

Commitments, contingencies and regulatory matters (Note 20)

Equity:
Common stock ($1.00 par value; 25,413 shares authorized and issued and 19,051 outstanding as of September 30, 2015; 25,413 shares authorized and issued and 20,279 outstanding as of December 31, 2014)	25,413	25,413
Additional paid-in capital	94,767	91,509
Retained earnings	430,995	367,967
Treasury stock, at cost (6,362 shares as of September 30, 2015 and 5,134 shares as of December 31, 2014)	(455,041)	(444,495)
Altisource equity	96,134	40,394

Non-controlling interests	1,362	1,049
Total equity	97,496	41,443

Total liabilities and equity	$787,053	$788,221

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Revenue	$272,776	$287,688	$781,579	$823,029
Cost of revenue	173,850	188,724	514,835	520,528

Gross profit	98,926	98,964	266,744	302,501
Selling, general and administrative expenses	51,338	46,748	147,719	139,303

Income from operations	47,588	52,216	119,025	163,198
Other income (expense), net:
Interest expense	(7,041)	(6,480)	(21,396)	(16,040)
Loss on sale of HLSS equity securities, net of dividends received	—	—	(1,854)	—
Other income (expense), net	653	131	1,477	135
Total other income (expense), net	(6,388)	(6,349)	(21,773)	(15,905)

Income before income taxes and non-controlling interests	41,200	45,867	97,252	147,293
Income tax provision	(3,303)	(2,752)	(8,101)	(9,300)

Net income	37,897	43,115	89,151	137,993
Net income attributable to non-controlling interests	(851)	(828)	(2,457)	(1,974)

Net income attributable to Altisource	$37,046	$42,287	$86,694	$136,019

Earnings per share:
Basic	$1.94	$1.96	$4.42	$6.16
Diluted	$1.82	$1.79	$4.19	$5.63

Weighted average shares outstanding:
Basic	19,091	21,626	19,608	22,071
Diluted	20,411	23,640	20,688	24,152

Transactions with related parties included above:
Revenue	See Note 3	$178,151	See Note 3	$502,736
Cost of revenue	See Note 3	11,062	See Note 3	27,904
Selling, general and administrative expenses	See Note 3	267	See Note 3	(464)

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Altisource Equity					Non-controlling interests
	Common stock		Additional paid-in capital	Retained earnings	Treasury stock, at cost		Total
	Shares

Balance, December 31, 2013	25,413	$25,413	$89,273	$239,561	$(197,548)	$1,042	$157,741
Net income	—	—	—	136,019	—	1,974	137,993
Distributions to non-controlling interest holders	—	—	—	—	—	(1,813)	(1,813)
Share-based compensation expense	—	—	1,638	—	—	—	1,638
Exercise of stock options	—	—	—	(5,628)	8,151	—	2,523
Repurchase of shares	—	—	—	—	(208,820)	—	(208,820)

Balance, September 30, 2014	25,413	$25,413	$90,911	$369,952	$(398,217)	$1,203	$89,262

Balance, December 31, 2014	25,413	$25,413	$91,509	$367,967	$(444,495)	$1,049	$41,443
Net income	—	—	—	86,694	—	2,457	89,151
Distributions to non-controlling interest holders	—	—	—	—	—	(2,144)	(2,144)
Share-based compensation expense	—	—	3,258	—	—	—	3,258
Exercise of stock options	—	—	—	(2,054)	2,386	—	332
Issuance of restricted shares for CastleLine acquisition	—	—	—	(21,612)	36,039	—	14,427
Repurchase of shares	—	—	—	—	(48,971)	—	(48,971)

Balance, September 30, 2015	25,413	$25,413	$94,767	$430,995	$(455,041)	$1,362	$97,496

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$89,151	$137,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,637	21,086
Amortization of intangible assets	27,995	29,290
Goodwill impairment	—	37,473
Loss on sale of HLSS equity securities, net of dividends received	1,854	—
Change in the fair value of acquisition related contingent consideration	(7,302)	(37,924)
Share-based compensation expense	3,258	1,638
Bad debt expense	3,477	4,667
Gain on early extinguishment of debt	(1,986)	—
Amortization of debt discount	379	191
Amortization of debt issuance costs	1,045	799
Deferred income taxes	54	464
Loss on disposal of fixed assets	50	98
Changes in operating assets and liabilities:
Accounts receivable	(19,681)	(58,725)
Prepaid expenses and other current assets	2,001	(6,525)
Other assets	2,085	(1,656)
Accounts payable and accrued expenses	(20,876)	14,968
Other current and non-current liabilities	10	(18,141)
Net cash provided by operating activities	109,151	125,696

Cash flows from investing activities:
Additions to premises and equipment	(27,670)	(48,119)
Acquisition of businesses, net of cash acquired	(11,193)	(14,931)
Purchase of HLSS equity securities	(29,966)	—
Proceeds received from sale of and dividends from HLSS equity securities	28,112	—
Other investing activities	722	(294)
Net cash used in investing activities	(39,995)	(63,344)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	198,000
Repurchases and repayment of long-term debt	(29,087)	(3,474)
Debt issuance costs	—	(2,608)
Proceeds from stock option exercises	332	2,523
Purchase of treasury stock	(48,971)	(208,820)
Distributions to non-controlling interests	(2,144)	(1,813)
Other financing activities	(500)	—
Net cash used in financing activities	(80,370)	(16,192)

Net (decrease) increase in cash and cash equivalents	(11,214)	46,160
Cash and cash equivalents at the beginning of the period	161,361	130,429

Cash and cash equivalents at the end of the period	$150,147	$176,589

Supplemental cash flow information:
Interest paid	$19,770	$15,049
Income taxes paid, net	6,638	12,112

Non-cash investing and financing activities:
Acquisition of businesses with restricted shares	$14,427	$—
(Decrease) increase in payables for purchases of premises and equipment	(5,326)	482
Decrease in acquisition of businesses from subsequent working capital true-ups	—	(3,711)
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

The Mortgage Partnership of America, L.L.C. (“MPA”), a wholly-owned subsidiary of Altisource, serves as the manager of Best Partners Mortgage Cooperative, Inc., doing business as the Lenders One® mortgage cooperative (“Lenders One”). MPA provides services to Lenders One under a management agreement that ends on December 31, 2025. The management agreement between MPA and Lenders One, pursuant to which MPA is the management company of Lenders One, represents a variable interest in a variable interest entity. MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact Lenders One’s economic performance and the right to receive benefits from Lenders One. As a result, Lenders One is presented in the accompanying condensed consolidated financial statements on a consolidated basis with the interests of the members reflected as non-controlling interests. As of September 30, 2015, Lenders One had total assets of $4.2 million and total liabilities of $2.9 million.  As of December 31, 2014, Lenders One had total assets of $7.7 million and total liabilities of $6.7 million.

In September 2014, Best Partners Mortgage Brokers Cooperative, Inc. was launched, doing business as the Wholesale One™ Mortgage Cooperative (“Wholesale One”), for the wholesale mortgage industry. Wholesale One assists mortgage brokers and wholesale lenders with tools to improve their businesses. In April 2015, Best Partners Residential Investor Cooperative, Inc. was launched, doing business as the Residential Investor One™ cooperative (“Residential Investor One”). Residential Investor One was formed to deliver savings and efficiencies to individual and institutional residential real estate investors. MPA provides services to both Wholesale One and Residential Investor One under management agreements that end on July 8, 2039 (with automatic renewals for three successive five year periods) and March 12, 2040 (with automatic renewals for three successive five year periods), respectively. Such management agreements between MPA and the respective cooperative, together with the membership agreements that each of the members signs with the respective cooperative upon joining, represent variable interests in variable interest entities. MPA is the primary beneficiary of Wholesale One and Residential Investor One as it has the power to direct the activities that most significantly impact the economic performance of Wholesale One and Residential Investor One and the right to receive benefits from Wholesale One and Residential Investor One. As a result, Wholesale One and Residential Investor One are presented in the accompanying condensed consolidated financial statements on a consolidated basis with the interests of the

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

members reflected as non-controlling interests. As of September 30, 2015, Wholesale One and Residential Investor One each had less than $0.1 million in total assets and less than $0.1 million in total liabilities.

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

Future Adoption of New Accounting Pronouncements

In May 2014, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the new standard is an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, in response to stakeholders’ requests to defer the effective date of ASU 2014-09 and in consideration of feedback received through extensive outreach with preparers, practitioners and users of financial statements, the FASB deferred the effective date for all entities by one year. This new standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, although not prior to annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact this new guidance may have on its results of operations and financial position.

In February 2015, FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This standard addresses the consolidation of certain legal entities relative to current requirements under GAAP of a reporting entity to consolidate another legal entity in situations in which the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations. This standard will be effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the standard in an interim period, any adjustments should be reflected as of the beginning of the year that includes that interim period. The Company is currently evaluating the impact this new guidance may have on its results of operations and financial position.

In April 2015, FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This standard changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. This standard will be effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect the adoption of this standard to have a material impact on its results of operations or financial position.

In September 2015, FASB issued ASU No. 2015-16, Business Combination (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.  This standard requires that adjustments to provisional amounts that are identified during measurement period are recognized in the reporting period in which the adjustment amounts are determined rather than recognizing the adjustments retrospectively.  The standard also requires that the acquirer records, in the same period’s financial statements, the

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  This standard will be effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period.  Early adoption is permitted for financial statements that have not been previously issued.  The Company does not expect the adoption of this standard to have a material impact on its results of operations or financial position.

NOTE 2 — CUSTOMER CONCENTRATION

Ocwen Financial Corporation together with its subsidiaries (“Ocwen”) is our largest customer. Ocwen purchases certain mortgage services and technology services from us under the terms of master services agreements and amendments to master services agreements (collectively, the “Service Agreements”) with terms extending through August 2025. Certain of the Service Agreements, among other things, contain a “most favored nation” provision and the parties to the Service Agreements have the right to renegotiate pricing. The Service Agreements also prohibit Ocwen from establishing fee-based businesses that would directly or indirectly compete with Altisource’s services with respect to the Homeward Residential, Inc. and Residential Capital, LLC portfolios. In addition, Ocwen purchases certain origination services from Altisource under an agreement that extends through January 2017. We settle amounts with Ocwen on a daily, weekly or monthly basis depending upon the nature of the service and when the service is provided.

Revenue from Ocwen primarily consists of revenue earned directly from Ocwen and revenue earned from the loans serviced by Ocwen when Ocwen designates us as the service provider. Revenue from Ocwen as a percentage of segment and consolidated revenue was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Mortgage Services	64%	65%	63%	66%
Financial Services	16%	31%	20%	28%
Technology Services	51%	42%	52%	40%
Consolidated revenue	60%	60%	59%	60%

For the nine months ended September 30, 2015 and 2014, we generated revenue from Ocwen of $464.8 million and $491.6 million, respectively ($163.8 million and $171.8 million for the third quarter of 2015 and 2014, respectively). Services provided to Ocwen during such periods and reported in the Mortgage Services segment included real estate asset management and sales, residential property valuation, trustee management services, property inspection, property preservation and insurance services. Services provided to Ocwen and reported in the Financial Services segment included charge-off mortgage collections. Services provided to Ocwen and reported in the Technology Services segment included information technology infrastructure management and software applications including our software platforms. As of September 30, 2015, accounts receivable from Ocwen totaled $49.7 million, $34.2 million of which is billed and $15.5 million of which is unbilled (See Note 7).

We earn additional revenue related to the portfolios serviced by Ocwen when a party other than Ocwen selects Altisource as the service provider. For the nine months ended September 30, 2015 and 2014, we recognized revenue of $164.7 million and $202.6 million, respectively ($56.7 million and $69.5 million for the third quarter of 2015 and 2014, respectively), related to the portfolios serviced by Ocwen when a party other than Ocwen selected Altisource as the service provider. These amounts are not included in arriving at revenue from Ocwen as a percentage of revenue in the table above.

NOTE 3 — TRANSACTIONS WITH RELATED PARTIES

Through January 16, 2015, William C. Erbey served as our Chairman as well as the Executive Chairman of Ocwen and Chairman of each of Home Loan Servicing Solutions, Ltd. (“HLSS”), Altisource Residential Corporation (“Residential”) and Altisource Asset Management Corporation (“AAMC”). Effective January 16, 2015, Mr. Erbey stepped down as the Executive Chairman of Ocwen and Chairman of each of Altisource, HLSS, Residential and AAMC and is no longer a member of the Board of Directors for any of these companies. Consequently, these companies are no longer related parties of Altisource, as defined by FASB Accounting Standards Codification (“ASC”) Topic 850, Related Party Disclosures. The disclosures in this note are limited to the periods that each of Ocwen, HLSS, Residential and AAMC were related parties of Altisource and are not necessarily reflective of current activities with these former related parties.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Ocwen

Revenue
For the nine months ended September 30, 2014 and the third quarter of 2014, we generated revenue from Ocwen of $491.6 million and $171.8 million, respectively. For the period from January 1, 2015 through January 16, 2015, we estimate that we generated revenue from Ocwen of $22.9 million. Services provided to Ocwen during such periods included real estate asset management and sales, residential property valuation, trustee management services, property inspection and preservation, insurance services, charge-off mortgage collections, information technology infrastructure management and software applications including our software platforms. As of December 31, 2014, accounts receivable from Ocwen totaled $37.4 million, $22.8 million of which is billed and $14.6 million of which is unbilled (see Note 7).

We record revenue we earn from Ocwen under the Service Agreements at rates we believe to be comparable market rates as we believe they are consistent with the fees we charge to other customers and/or fees charged by our competitors for comparable services.

Cost of Revenue and Selling, General and Administrative Expenses

At times, we have used Ocwen’s contractors and/or employees to support Altisource related services. Ocwen generally bills us for these contractors and/or employees based on their fully-allocated cost. Additionally, through March 31, 2015, we purchased certain data relating to Ocwen’s servicing portfolio in connection with a Data Access and Services Agreement. Based upon our previously provided notice, the Data Access and Services Agreement was terminated effective March 31, 2015. For the nine months ended September 30, 2014 and third quarter of 2014, Ocwen billed us $27.9 million and $11.1 million, respectively, for these items. For the period from January 1, 2015 through January 16, 2015, we estimate that we incurred $1.9 million of expenses related to these items. These amounts are reflected as a component of cost of revenue in the condensed consolidated statements of operations.

We provide certain other services to Ocwen and Ocwen provides certain other services to us in connection with Support Services Agreements. These services included such areas as human resources, vendor management, vendor oversight, corporate services, facilities related services, quality assurance, quantitative analytics, tax and treasury. Billings for these services were generally based on the fully-allocated cost of providing the service based on an estimate of the time and expense of providing the service or estimates thereof. For the nine months ended September 30, 2014 and the third quarter of 2014, we billed Ocwen $3.4 million and $1.2 million, respectively, for these items. For the nine months ended September 30, 2014 and the third quarter of 2014, Ocwen billed us $4.3 million and $1.9 million, respectively, for these items. Of the January 2015 billings to Ocwen, we estimate that $0.1 million relates to the period from January 1, 2015 through January 16, 2015. Of the January 2015 billings from Ocwen, we estimate that $0.3 million relates to the period from January 1, 2015 through January 16, 2015. These amounts are reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

As of December 31, 2014, accounts payable and accrued expenses payable to Ocwen totaled $11.6 million (see Note 12).

HLSS

Prior to April 2015, HLSS was a publicly traded company whose primary objective was the acquisition of mortgage servicing rights and related servicing advances, loans held for investment and other residential mortgage related assets. We provided HLSS certain finance, human resources, tax and facilities services and sold information technology services to HLSS under a support services agreement. For the nine months ended September 30, 2014 and third quarter of 2014, we billed HLSS $0.7 million and $0.2 million, respectively. For the period from January 1, 2015 through January 16, 2015, our billings to HLSS were immaterial. These amounts are reflected as a reduction of selling, general and administrative expenses in the condensed consolidated statements of operations. As of December 31, 2014, accounts receivable from HLSS was $0.1 million (see Note 7).

Residential and AAMC

Residential and AAMC were separated from Altisource on December 21, 2012, their equity was distributed to our shareholders on December 24, 2012 and they are each separate publicly traded companies. Residential is focused on acquiring and managing single family rental properties throughout the United States. Residential has historically acquired its rental properties primarily through the acquisition of sub-performing and non-performing mortgage loan portfolios. However, given evolving market conditions, commencing in the second quarter of 2015, Residential expanded its acquisition strategy to opportunistically acquire portfolios of single family rental properties. Residential also commenced a program to begin purchasing real estate owned (“REO”)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

properties on a one-by-one basis sourcing listed properties from the Multiple Listing Service and alternative listing sources. AAMC’s primary business is to provide portfolio management and corporate governance services to investment vehicles that own real estate assets. Currently, AAMC’s primary client is Residential.

For purposes of governing certain ongoing relationships between Altisource, Residential and AAMC, we entered into certain agreements with Residential and AAMC. We have agreements, which extend through 2027, to provide Residential with renovation management, lease management, property management and REO asset management services. In addition, we have agreements with Residential and AAMC pursuant to which we may provide services such as finance, human resources, facilities, technology and insurance risk management. Further, we have separate agreements for certain services related to income tax matters, trademark licenses and technology products and services.

For the nine months ended September 30, 2014 and the third quarter of 2014, we generated revenue from Residential of $8.9 million and $4.2 million, respectively, under these services agreements. For the period from January 1, 2015 through January 16, 2015, we estimate that we generated revenue from Residential of $1.0 million. These amounts are reflected in revenue in the condensed consolidated statements of operations. This excludes revenue from services we provide to Residential’s loans serviced by Ocwen or other loan servicers where we are retained by Ocwen or Residential’s other loan servicers. The revenue associated with Residential’s loans serviced by Ocwen is included in Ocwen related party revenue for the nine months ended September 30, 2014 and the third quarter of 2014. As of December 31, 2014, accounts receivable from Residential was $11.3 million (see Note 7).

For the nine months ended September 30, 2014, we billed AAMC $2.9 million under these services agreements, $2.2 million of which is reflected in revenue and $0.7 million of which is reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations. For the third quarter of 2014, we billed AAMC $2.3 million under these services agreements, $2.1 million of which is reflected in revenue and $0.2 million of which is reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations. For the period from January 1, 2015 through January 16, 2015, our billings to AAMC were immaterial. As of December 31, 2014, accounts receivable from AAMC was $0.1 million (see Note 7).

NOTE 4 — ACQUISITIONS

CastleLine Acquisition

On July 17, 2015, we acquired CastleLine Holdings, LLC and its subsidiaries (“CastleLine”), a specialty risk management and insurance services firm. CastleLine provides financial products and services to parties involved in the origination, underwriting, purchase and securitization of residential mortgages. The purchase consideration was composed of $12.3 million of cash upon closing, $10.5 million of cash payable over four years from the acquisition date and 495 thousand shares of restricted common stock of the Company with a value of $14.4 million as of the closing date. Of the cash payable following acquisition, $3.8 million is contingent on certain future employment conditions of certain of the sellers, and therefore excluded from the purchase price. The CastleLine acquisition is not material in relation to the Company’s results of operations or financial position.

The preliminary allocation of the purchase price is as follows:

(in thousands)

Cash	$1,088
Accounts receivable, net	510
Prepaid expenses	66
Restricted cash	2,501
Goodwill	30,240
34,405
Accounts payable and accrued expenses	(962)

Purchase price	$33,443

Mortgage Builder Acquisition

On September 12, 2014, we acquired certain assets and assumed certain liabilities of Mortgage Builder Software, Inc. (“Mortgage Builder”) pursuant to a Purchase and Sale Agreement dated July 18, 2014 (the “Purchase and Sale Agreement”). Mortgage Builder

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

is a provider of residential mortgage loan origination and servicing software systems. Pursuant to the terms of the Purchase and Sale Agreement, we paid $15.7 million at closing in cash (net of closing working capital adjustments). Additionally, the Purchase and Sale Agreement provides for the payment of up to $7.0 million in potential additional consideration (the “MB Earn-Out”) based on Adjusted Revenue (as defined in the Purchase and Sale Agreement) in the three consecutive 12-month periods following closing. At closing, we estimated the fair value of the MB Earn-Out to be $1.6 million determined based on the present value of future estimated MB Earn-Out payments. After the acquisition date, the allocation of the purchase price was adjusted based upon information that subsequently became available relating to acquisition date working capital, resulting in an obligation of the sellers to pay the Company $0.2 million. The Mortgage Builder acquisition and the adjustment to the preliminary allocation of the purchase price are not material in relation to the Company’s results of operations or financial position.

The final adjusted allocation of the purchase price is as follows:

(in thousands)

Cash	$668
Accounts receivable, net	1,102
Prepaid expenses	38
Premises and equipment, net	553
Software	1,509
Trademarks and trade names	209
Customer relationship	4,824
Goodwill	9,135
18,038
Accounts payable and accrued expenses	(950)

Purchase price	$17,088

Owners Acquisition

On November 21, 2014, we acquired certain assets and assumed certain liabilities of Owners Advantage, LLC (“Owners”). Owners is a self-directed online real estate marketplace. We paid $19.8 million at closing in cash and agreed to pay additional contingent consideration of up to an additional $7.0 million over two years following the closing (“Owners Earn Out”), based on Adjusted Revenue (as defined in the purchase agreement). At closing, we estimated the fair value of the Owners Earn Out to be $1.9 million determined based on the present value of future estimated Owners Earn Out payments. The Owners acquisition is not material in relation to the Company’s results of operations or financial position.

The preliminary allocation of the purchase price is as follows:

(in thousands)

Accounts receivable, net	$41
Prepaid expenses	32
Software	501
Trademarks and trade names	1,431
Goodwill	19,775
21,780
Accounts payable	(41)

Purchase price	$21,739

See Note 22 for information about acquisitions subsequent to September 30, 2015.

NOTE 5 — FAIR VALUE

Fair Value Measurements on a Recurring Basis

In accordance with FASB ASC Topic 805, Business Combinations, the liability for contingent consideration is reflected at fair value and adjusted each reporting period with the change in fair value recognized in earnings. Liabilities for acquisition related contingent consideration were recorded in connection with the acquisitions of Equator, LLC (“Equator”) in 2013, Mortgage Builder and Owners in 2014 and CastleLine in 2015. As of September 30, 2015 and December 31, 2014, the fair value of acquisition

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

related contingent consideration was $3.8 million and $11.6 million, respectively (see Note 14). We measure the liabilities for acquisition related contingent consideration using Level 3 inputs as they are determined based on the present value of future estimated payments, which include sensitivities pertaining to discount rates and financial projections. There were no transfers between different levels during the periods presented.

During the second quarter of 2015, we reached an agreement with the former owners of Equator to extinguish any liability for Equator related contingent consideration (“Equator Earn Out”) in exchange for $0.5 million. In connection with this settlement, we reduced the liability for the Equator Earn Out to $0 and recognized a $7.6 million increase in earnings. This transaction is reflected as a reduction in selling, general and administrative expenses in the condensed consolidated statements of operations (see Note 17).

During the second quarter of 2014, the fair value of the Equator Earn Out was reduced by $37.9 million with a corresponding increase in earnings based on management’s revised estimates that expected earnings of Equator were lower than projected at the time of acquisition. The reduction in fair value is reflected as a reduction of selling, general and administrative expenses in the condensed consolidated statements of operations (see Note 17).

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair value of financial instruments held by the Company at September 30, 2015 and December 31, 2014 that are not carried at fair value. The fair values are estimated using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	September 30, 2015				December 31, 2014
(in thousands)	Carrying amount	Fair value			Carrying amount	Fair value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3

Cash and cash equivalents	$150,147	$150,147	$—	$—	$161,361	$161,361	$—	$—
Restricted cash	4,801	4,801	—	—	3,022	3,022	—	—
Long-term debt	560,084	—	498,475	—	591,543	—	467,319	—

Our financial assets and liabilities primarily include cash and cash equivalents, restricted cash and long-term debt. Cash and cash equivalents and restricted cash are carried at amounts that approximate their fair value due to the short-term nature of these instruments and were measured using Level 1 inputs. The fair value of our long-term debt is based on quoted market prices. Based on the frequency of trading, we do not believe that there is an active market for our debt. Therefore, the quoted prices are considered Level 2 inputs.

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

On April 6, 2015, HLSS completed the sale of substantially all of its assets to New Residential Investment Corp. (“NRZ”) and adopted a plan of complete liquidation and dissolution. During April 2015, we received liquidating dividends and other dividends from HLSS totaling $20.4 million. Between April 22, 2015 and April 29, 2015, we sold all of our 1.6 million shares of HLSS common stock in the open market for $7.7 million (1,613,125 shares at an average price per share of $4.75). As a result of these transactions, we recognized a net loss of $1.9 million for the nine months ended September 30, 2015 (no comparative amount for the nine months ended September 30, 2014) in connection with our investment in HLSS.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 7 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

(in thousands)	September 30, 2015	December 31, 2014

Billed	$93,113	$73,532
Unbilled	57,487	61,326
	150,600	134,858
Less: allowance for doubtful accounts	(21,703)	(22,675)

Total	$128,897	$112,183

Unbilled receivables consist primarily of certain asset management and default management services for which we generally recognize revenues over the service delivery period but bill following completion of the service. We also include in unbilled receivables amounts that are earned during a month and billed in the following month.

NOTE 8 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

(in thousands)	September 30, 2015	December 31, 2014

Maintenance agreements, current portion	$6,395	$6,367
Income taxes receivable	4,959	5,258
Prepaid expenses	4,959	6,989
Other current assets	5,395	4,953

Total	$21,708	$23,567

NOTE 9 — PREMISES AND EQUIPMENT, NET

Premises and equipment, net consist of the following:

(in thousands)	September 30, 2015	December 31, 2014

Computer hardware and software	$175,144	$140,799
Office equipment and other	20,037	36,032
Furniture and fixtures	13,921	12,231
Leasehold improvements	35,978	34,069
	245,080	223,131
Less: accumulated depreciation and amortization	(122,664)	(95,372)

Total	$122,416	$127,759

Depreciation and amortization expense amounted to $27.6 million and $21.1 million for the nine months ended September 30, 2015 and 2014, respectively ($9.2 million and $7.7 million for the third quarter of 2015 and 2014, respectively), and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 10 — GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The following is a summary of goodwill by segment:

(in thousands)	Mortgage Services	Financial Services	Technology Services	Total

Balance, December 31, 2014	$32,733	$2,378	$55,740	$90,851
Acquisition of CastleLine	30,240	—	—	30,240

Balance, September 30, 2015	$62,973	$2,378	$55,740	$121,091

During the second quarter of 2014, management evaluated and determined that the Equator goodwill should be tested for impairment as a result of the decline in the fair value of the Equator Earn Out (see Note 5). Consequently, we initiated a quantitative two-step goodwill impairment test by comparing the carrying value of the net assets of Equator to its fair value based on a discounted cash flow analysis. Based on our assessment, we determined that the fair value of Equator was less than its carrying value and goodwill was impaired. Consequently, we recorded an impairment loss of $37.5 million in the second quarter of 2014, which is reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations for the nine months ended September 30, 2014 (see Note 17).

Intangible Assets, net

Intangible assets, net consist of the following:

	Weighted average estimated useful life (in years)	Gross carrying amount		Accumulated amortization		Net book value
(in thousands)		September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014

Definite lived intangible assets:
Trademarks and trade names	13	$13,889	$13,889	$(6,240)	$(5,016)	$7,649	$8,873
Customer related intangible assets	10	289,308	289,308	(105,041)	(79,606)	184,267	209,702
Operating agreement	20	35,000	35,000	(9,917)	(8,604)	25,083	26,396
Intellectual property	10	300	300	(48)	(25)	252	275

Total		$338,497	$338,497	$(121,246)	$(93,251)	$217,251	$245,246

Amortization expense for definite lived intangible assets was $28.0 million and $29.3 million for the nine months ended September 30, 2015 and 2014, respectively ($10.1 million and $9.7 million for the third quarter of 2015 and 2014, respectively). Expected annual definite lived intangible asset amortization for 2015 through 2019 is $39.2 million, $34.4 million, $27.9 million, $24.6 million and $22.3 million, respectively.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 11 — OTHER ASSETS

Other assets consist of the following:

(in thousands)	September 30, 2015	December 31, 2014

Security deposits, net	$5,707	$7,277
Debt issuance costs, net	6,769	8,099
Maintenance agreements, non-current portion	2,276	3,324
Restricted cash	4,801	3,022
Other	1,003	545

Total	$20,556	$22,267

NOTE 12 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following:

(in thousands)	September 30, 2015	December 31, 2014

Accounts payable	$8,535	$28,280
Income taxes payable	8,413	7,643
Accrued expenses - general	26,600	31,693
Accrued salaries and benefits	42,891	44,150

Total	$86,439	$111,766

Other current liabilities consist of the following:

(in thousands)	September 30, 2015	December 31, 2014

Unfunded cash account balances	$4,163	$4,788
Other	11,251	8,439

Total	$15,414	$13,227

NOTE 13 — LONG-TERM DEBT

Long-term debt consists of the following:

(in thousands)	September 30, 2015	December 31, 2014

Senior secured term loan	$560,084	$591,543
Less: unamortized discount, net	(2,448)	(2,929)
Net long-term debt	557,636	588,614
Less: current portion	(5,945)	(5,945)

Long-term debt, less current portion	$551,691	$582,669

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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

After giving effect to the third amendment entered into on August 1, 2014, the term loan must be repaid in equal consecutive quarterly principal installments of $1.5 million, which commenced on September 30, 2014, with the balance due at maturity. All amounts outstanding under the senior secured term loan agreement will become due on the earlier of (i) December 9, 2020 and (ii) the date on which the loans are declared to be due and owing by the administrative agent at the request (or with the consent) of the Required Lenders or as otherwise provided in the loan agreement upon the occurrence of any event of default under the senior secured term loan agreement.

In addition to the scheduled principal payments, subject to certain exceptions, the term loan is subject to mandatory prepayment upon issuances of debt, casualty and condemnation events and sales of assets, as well as from a percentage of Consolidated Excess Cash Flow if the leverage ratio is greater than 3.00 to 1.00, as calculated in accordance with the provisions of the senior secured term loan agreement.  No mandatory prepayments were owed for the nine months ended September 30, 2015.

In June 2015, the Company repurchased a portion of its senior secured term loan with a par value of $16.0 million at a 9% discount, recognizing a net gain of $1.1 million on the early extinguishment of a portion of the debt. In September 2015, the Company repurchased a portion of its senior secured term loan with a par value of $11.0 million at an 11% discount, recognizing a net gain of $0.9 million on the early extinguishment of a portion of the debt. These net gains are included in other income (expense), net in the condensed consolidated statements of operations (See Note 18).

The term loan bears interest at rates based upon, at our option, the Adjusted Eurodollar Rate or the Base Rate.  Adjusted Eurodollar Rate loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Adjusted Eurodollar Rate for the applicable interest period and (y) 1.00% plus (ii) a 3.50% margin.  Base Rate loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Base Rate and (y) 2.00% plus (ii) a 2.50% margin. The interest rate at September 30, 2015 was 4.50%.

Term loan payments are guaranteed by the Guarantors and are secured by a pledge of all equity interests of certain subsidiaries as well as a lien on substantially all of the assets of Altisource Solutions S.à r.l. and the Guarantors, subject to certain exceptions.

The senior secured term loan agreement includes covenants that restrict or limit, among other things, our ability to: create liens and encumbrances; incur additional indebtedness; sell, transfer or dispose of assets; make Restricted Junior Payments including share repurchases, dividends and repayment of junior indebtedness; change lines of business; amend material debt agreements or other material contracts; engage in certain transactions with affiliates; enter into sale/leaseback transactions; grant negative pledges or agree to such other restrictions relating to subsidiary dividends and distributions; make changes to our fiscal year and engage in mergers and consolidations.

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

At September 30, 2015, debt issuance costs were $6.8 million, net of $3.5 million of accumulated amortization.  At December 31, 2014, debt issuance costs were $8.1 million, net of $2.2 million of accumulated amortization. Debt issuance costs are included in other assets in the accompanying condensed consolidated balance sheets.

Interest expense on the term loans, including amortization of debt issuance costs and the net debt discount, totaled $21.4 million and $16.0 million for the nine months ended September 30, 2015 and 2014, respectively ($7.0 million and $6.5 million for the third quarter of 2015 and 2014, respectively).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 14 — OTHER NON-CURRENT LIABILITIES

Other non-current liabilities consist of the following:

(in thousands)	September 30, 2015	December 31, 2014

Acquisition related contingent consideration	$2,881	$11,616
Other non-current liabilities	15,018	9,032

Total	$17,899	$20,648

NOTE 15 — SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Stock Repurchase Plan

On May 20, 2015, our shareholders approved a new stock repurchase program, which replaced the previous stock repurchase program. Under the new program, we are authorized to purchase up to 3.0 million shares of our common stock, based on a limit of 15% of the outstanding shares of common stock on the date of approval at a minimum price of $1.00 per share and a maximum price of $500.00 per share.  This is in addition to amounts previously purchased under the prior programs.  We purchased 1.8 million shares of our common stock at an average price of $27.90 per share during the nine months ended September 30, 2015 and 2.0 million shares at an average price of $104.88 per share during the nine months ended September 30, 2014 (0.2 million shares at an average price of $26.88 per share for the third quarter of 2015 and 1.3 million shares at an average price of $102.45 per share for the third quarter of 2014). As of September 30, 2015, approximately 1.8 million shares of common stock remain available for repurchase under the new program. Our senior secured term loan limits the amount we can spend on share repurchases and may prevent repurchases in certain circumstances. As of September 30, 2015, approximately $320 million was available to repurchase our common stock under our senior secured term loan.

Share-Based Compensation

We issue share-based awards in the form of stock options and certain other equity-based awards for certain employees and officers.  We recorded share-based compensation expense of $3.3 million and $1.6 million for the nine months ended September 30, 2015 and 2014, respectively ($1.9 million and $0.5 million for the third quarter of 2015 and 2014, respectively). As of September 30, 2015, estimated unrecognized compensation costs related to share-based awards amounted to $12.3 million, which we expect to recognize over a weighted average remaining requisite service period of approximately 2.67 years.

Stock Options

Stock option grants are composed of a combination of service-based and market-based options.

Service-Based Options.  These options are granted at fair value on the date of grant. The options generally vest over three or four years with equal annual cliff-vesting and expire on the earlier of ten years after the date of grant or following termination of service. A total of 1.3 million service-based awards were outstanding at September 30, 2015.

Market-Based Options.  These option grants generally have two components, each of which vests only upon the achievement of certain criteria. The first component, which we refer to internally as “ordinary performance” grants, consists of two-thirds of the market-based grant and begins to vest if the stock price is at least double the exercise price, as long as the stock price realizes a compounded annual gain of at least 20% over the exercise price. The remaining third of the market-based options, which we refer to internally as “extraordinary performance” grants, begins to vest if the stock price is at least triple the exercise price, as long as the stock price realizes a compounded annual gain of at least 25% over the exercise price. The vesting schedule for all market-based awards is 25% upon achievement of the criteria and thereafter the remaining 75% in three equal annual installments. A total of 2.0 million market-based awards were outstanding at September 30, 2015.

The Company granted 0.7 million stock options (at a weighted average exercise price of $23.19 per share) and 0.1 million stock options (at a weighted average exercise price of $92.91 per share) during the nine months ended September 30, 2015 and September 30, 2014, respectively.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

The fair value of the service-based options was determined using the Black-Scholes option pricing model and the fair value of the market-based options was determined using a lattice (binomial) model. The following assumptions were used to determine the fair value as of the grant date:

	Nine months ended September 30, 2015		Nine months ended September 30, 2014
	Black-Scholes	Binomial	Black-Scholes	Binomial

Risk-free interest rate (%)	1.50 - 1.78	0.02 - 2.26	1.80 - 1.90	0.02 - 2.49
Expected stock price volatility (%)	55.06 - 58.58	55.06 - 57.60	37.57 - 38.58	38.48 - 38.58
Expected dividend yield	—	—	—	—
Expected option life (in years)	6.00 - 6.25	—	6.25	—
Contractual life (in years)	—	13.00 - 14.00	—	14.00
Fair value	$10.01 - $17.34	$9.91 - $16.13	$35.37 - $41.79	$25.51 - $31.93

The following table summarizes the weighted average grant date fair value of stock options granted, the total intrinsic value of stock options exercised and the grant date fair value of stock options that vested during the period presented:

	Nine months ended September 30,
(in thousands, except per share amounts)	2015	2014

Weighted average grant date fair value of options granted per share	$12.62	$26.39
Intrinsic value of options exercised	232	7,636
Grant date fair value of options that vested during the period	1,195	1,412

The following table summarizes the activity related to our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2014	2,601,892	$21.21	4.44	$47,805
Granted	729,910	23.19
Exercised	(28,109)	11.78
Forfeited	(70,402)	69.47

Outstanding at September 30, 2015	3,233,291	20.73	4.97	27,352

Exercisable at September 30, 2015	2,324,689	14.39	3.30	25,405

Other Share-Based Awards

The Company’s other share-based and similar types of awards consist of restricted shares and Equity Appreciation Rights (“EARs”).

The restricted shares are service-based awards that vest over one to four years with either annual cliff-vesting, vesting of all of the restricted shares at the end of the vesting period or vesting beginning after two years of service. Restricted shares are granted at fair value on the date of grant. The Company granted 0.2 million restricted shares (at a weighted average price of $19.06 per share) during the nine months ended September 30, 2015. A total of 0.3 million service-based restricted shares were outstanding at September 30, 2015.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

The following table summarizes the activity related to our restricted shares:

Number of restricted shares

Outstanding at December 31, 2014	26,224
Granted	245,938
Issued	(2,836)

Outstanding at September 30, 2015	269,326

EARs provide participating employees of certain divisions of the Company with the potential to receive a percentage of the increase in the value of the applicable division during the term of the EARs. The Company has established EAR plans for three divisions: Consumer Analytics, Document Solutions and Marketplace Solutions. These EAR plans allow for the issuance of EARs representing up to 15% of each of these divisions. The EARs consist of service-based awards and performance-based awards. Service-based EARs generally vest in equal installments on the first, second, third and fourth anniversaries of the grant date. Performance-based EARs begin to vest on the date certain performance criteria are achieved by the applicable division of the Company.

The participating employee will have the opportunity at certain times specified in the award agreement to exercise EARs that have vested and in exchange will receive share equivalency units, the number of which will be based on the increase in value of the division and the amount of EARs awarded to the participating employee. After a holding period of six months and one day, the Company, the applicable division or an affiliate of the Company may redeem the share equivalency units for a payment equal to the then fair market value of the share equivalency units. At the Company’s option, the share equivalency units may be redeemed for cash, shares of Altisource’s common stock under its shareholder approved equity incentive plan, a subordinated note payable or, under certain circumstances where the division has been converted into a company form, shares of that company. Upon the occurrence of certain corporate transactions, including the sale of the division, a qualified initial public offering of the equity of the division or a spin-off of the division, the Company will have the right to repurchase and cancel any outstanding share equivalency units or shares of the division that have been issued in payment of redeemed share equivalency units, and the applicable plan administrator will have the discretion to adjust the terms of the applicable division equity appreciation rights plan and any outstanding EARs.

The Company granted EARs with a total grant date fair value of $1.0 million during the nine months ended September 30, 2015 related to the Company's Consumer Analytics, Document Solutions, and Marketplace Solutions divisions. Generally, 25% of these EARs are service-based and 75% of these EARs are performance-based.

The following table summarizes the activity related to our EARs (expressed as a percentage of each of the divisions):

	Consumer Analytics	Document Solutions	Marketplace Solutions

Outstanding at December 31, 2014	—	—	—
Granted	5.6%	4.5%	4.9%

Outstanding at September 30, 2015	5.6%	4.5%	4.9%

The Company intends to issue additional EARs to employees.

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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 16 — COST OF REVENUE

Cost of revenue principally includes payroll and employee benefits associated with personnel employed in customer service and operations roles, fees paid to external providers related to the provision of services, reimbursable expenses, technology and telecommunications expenses as well as depreciation and amortization of operating assets. The components of cost of revenue were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014

Compensation and benefits	$62,997	$68,502	$197,213	$184,273
Outside fees and services	66,952	62,086	175,021	186,279
Reimbursable expenses	26,456	39,149	89,242	100,220
Technology and telecommunications	10,630	13,388	32,878	34,078
Depreciation and amortization	6,815	5,599	20,481	15,678

Total	$173,850	$188,724	$514,835	$520,528

NOTE 17 — SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include payroll and employee benefits associated with personnel employed in executive, finance, law, compliance, human resources, vendor management, risk, sales and marketing roles.  This category also includes occupancy costs, professional fees, marketing costs and depreciation and amortization of non-operating assets.  The components of selling, general and administrative expenses were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014

Compensation and benefits	$13,906	$11,770	$40,305	$31,870
Occupancy related costs	9,808	9,041	30,509	27,848
Amortization of intangible assets	10,118	9,717	27,995	29,290
Professional services	4,008	4,106	18,637	10,896
Marketing costs	7,325	6,021	18,598	18,805
Depreciation and amortization	2,390	2,112	7,156	5,408
Change in the fair value of Equator Earn Out	—	—	(7,591)	(37,924)
Goodwill impairment	—	—	—	37,473
Other	3,783	3,981	12,110	15,637

Total	$51,338	$46,748	$147,719	$139,303

NOTE 18 — OTHER INCOME (EXPENSE), NET

Other income (expense), net consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014

Gain on early extinguishment of debt	$872	$—	$1,986	$—
Interest income	39	37	101	63
Other, net	(258)	94	(610)	72

Total	$653	$131	$1,477	$135

NOTE 19 — EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the assumed conversion of all dilutive securities using the treasury stock method.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Basic and diluted EPS are calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2015	2014	2015	2014

Net income attributable to Altisource	$37,046	$42,287	$86,694	$136,019

Weighted average common shares outstanding, basic	19,091	21,626	19,608	22,071
Dilutive effect of stock options and restricted shares	1,320	2,014	1,080	2,081

Weighted average common shares outstanding, diluted	20,411	23,640	20,688	24,152

Earnings per share:
Basic	$1.94	$1.96	$4.42	$6.16

Diluted	$1.82	$1.79	$4.19	$5.63

For the nine months ended September 30, 2015 and 2014, 0.6 million options and less than 0.1 million options, respectively, that were anti-dilutive have been excluded from the computation of diluted EPS (0.4 million options and less than 0.1 million options for the third quarter of 2015 and 2014, respectively).  These options were anti-dilutive because their exercise price was greater than the average market price of our common stock. Also excluded from the computation of diluted EPS for the nine months ended September 30, 2015 and 2014 are 0.3 million options and 0.1 million options, respectively (0.3 million options and 0.1 million options for the third quarter of 2015 and 2014, respectively), granted for shares that are issuable upon the achievement of certain market and performance criteria related to our common stock price and an annualized rate of return to investors that have not yet been met.

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

On September 8, 2014, the West Palm Beach Firefighter’s Pension Fund filed a putative securities class action suit against Altisource and certain of its officers and directors in the United States District Court for the Southern District of Florida alleging violations of the Securities Exchange Act of 1934 and Rule 10b-5 with regard to disclosures concerning pricing and transactions with related parties that allegedly inflated Altisource share prices. The Court subsequently appointed the Pension Fund of the International Union of Painters and Allied Trades District Council 35 and the Annuity Fund of the International Union of Painters and Allied Trades District Council 35 as Lead Plaintiffs. On January 30, 2015, Lead Plaintiffs filed an amended class action complaint which added Ocwen Financial Corporation as a defendant, and seeks a determination that the action may be maintained as a class action on behalf of purchasers of the Company’s securities between April 25, 2013 and December 21, 2014 and an unspecified amount of damages. Altisource moved to dismiss the suit on March 23, 2015. On September 4, 2015, the Court granted the defendants’ motion to dismiss, finding that the Plaintiffs’ amended complaint failed to state a claim as to any of the defendants, but permitting the Plaintiffs to file another amended complaint. Lead Plaintiffs subsequently filed second and third amended complaints with substantially similar claims and theories. Altisource intends to move to dismiss the third amended complaint and to continue to vigorously defend this suit.

On February 11, 2015, W.A. Sokolowski, an alleged shareholder of Ocwen Financial Corporation, filed an amended shareholder derivative complaint in the United States District Court for the Southern District of Florida against Ocwen Financial Corporation, certain of its officers and directors, Altisource and other companies. The suit seeks recovery of an unspecified amount of damages for alleged breaches of fiduciary duty by Ocwen’s current and former officers and directors, which were allegedly aided and abetted by Altisource and other defendants. Ocwen moved to stay this action, and on September 29, 2015, the Court denied the motion to stay without prejudice. Altisource intends to vigorously defend the lawsuit and to move to dismiss all claims against it.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

On March 26, 2015, Robert Moncavage, an alleged shareholder of Ocwen Financial Corporation, filed an amended shareholder derivative complaint in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida against Ocwen Financial Corporation, certain of its current and former officers and directors, Altisource and other companies. The suit seeks recovery of an unspecified amount of damages for alleged breaches of fiduciary duty by Ocwen’s current and former officers and directors, which were allegedly aided and abetted by Altisource and other defendants. Ocwen has moved to stay this action, and if the litigation proceeds, Altisource intends to vigorously defend the lawsuit and to move to dismiss all claims against it.

Altisource is unable to predict the outcomes of these lawsuits or reasonably estimate the potential loss, if any, arising from the suits, given that Altisource’s forthcoming motions to dismiss have not yet been adjudicated in the first and second cases, a motion to stay has been filed in the second and third cases, discovery has not commenced in any of the cases and significant legal and factual issues remain to be determined in all three cases.

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

Ocwen Related Matters

Ocwen is our largest customer and 59% of our revenue for the nine months ended September 30, 2015 (60% of our revenue for the third quarter of 2015) was from Ocwen. Additionally, 21% of our revenue for both the nine months ended September 30, 2015 and the third quarter of 2015 was earned on the portfolios serviced by Ocwen, when a party other than Ocwen selected Altisource as the service provider. Ocwen has been and is subject to a number of pending federal and state regulatory investigations, inquiries and requests for information that have or could result in adverse regulatory actions against Ocwen. For example, as a result of various regulatory actions, Ocwen is (i) subject to an independent auditor’s review of compliance with California servicing laws and has agreed not to obtain any new servicing rights in California until the regulator is satisfied with future document requests, (ii) operating under the oversight of an on-site operations monitor imposed by the New York Department of Financial Services (“NYDFS”), which is assessing the adequacy and effectiveness of Ocwen’s operations, including information technology systems, (iii) required to perform benchmarking pricing studies for transactions with related parties, which are subject to periodic review by the monitor imposed by the NYDFS and (iv) subject to requirements under an agreement with the Consumer Finance Protection Bureau and various states attorneys general and agencies that imposed specific servicing guidelines and oversight by an independent national monitor. In addition to these matters, Ocwen continues to be subject to other regulatory investigations, inquiries and requests for information and pending legal proceedings, and Ocwen may become subject to future federal and state regulatory investigations, inquiries and requests for information, any of which could also result in adverse regulatory or other actions against Ocwen.

On April 6, 2015, HLSS completed the sale of substantially all of its assets to NRZ. As a result, NRZ owns the rights to approximately 77% of Ocwen’s non-government-sponsored enterprise (“non-GSE”) servicing rights. In connection with the sale, Ocwen and HLSS/NRZ amended their agreement to, among other things, eliminate HLSS/NRZ’s ability to transfer servicing away from Ocwen for a servicer rating downgrade for two years (unless HLSS/NRZ determine in good faith that a trustee, or other party entitled to terminate, intends to terminate Ocwen as the servicer). Under the amended agreement, HLSS/NRZ has the ability to transfer servicing away from Ocwen if Ocwen fails to maintain certain minimum servicer ratings on or after April 6, 2017. As of September 30, 2015, Ocwen’s servicer ratings were below the rating required on or after April 6, 2017 under its amended agreement with HLSS/NRZ. The amendment also extends the term of the initial six-year agreements by up to an additional two years.

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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

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

If any of the following events occurred, Altisource’s revenue would be significantly lower and our results of operations would be materially adversely affected, including from the impairment or write-off of goodwill, intangible assets, property and equipment, other assets and accounts receivable:

•	Altisource loses Ocwen as a customer or there is a significant reduction in the volume of services they purchase from us

•	Ocwen loses or sells a significant portion or all of its non-GSE servicing rights or subservicing arrangements and Altisource fails to be retained as a service provider

•	Ocwen loses its state servicing licenses in states with a significant number of loans in Ocwen’s servicing portfolio and Altisource fails to be retained as a service provider

•	The contractual relationship between Ocwen and Altisource changes significantly or there are significant changes to our pricing to Ocwen for services from which we generate material revenue

Management cannot predict the outcome of the Ocwen related matters or the impact they may have on Altisource. However, in the event these Ocwen related matters materially negatively impact Altisource, we believe the impact to Altisource would occur over an extended period of time and the variable nature of our cost structure would allow us to realign our cost structure in line with remaining revenue.

In this regard, we have a plan that allows us to efficiently execute on this realignment. We believe that transfers of Ocwen’s servicing rights to a successor servicer(s) would take an extended period of time because of the approval required from many parties, including regulators, rating agencies, RMBS trustees, lenders and others. During this period of time, we believe we would continue to generate revenue from the services we provide to the portfolio. Additionally, we have several growth initiatives that focus on diversifying and growing our revenue and customer base. Our major growth initiatives include:

•	Continue to attract clients to our comprehensive servicer related services

•	Continue to grow our origination services and technologies

•	Continue to expand our innovative online real estate marketplace

•	Continue to grow our rental and renovation services and technologies

We have an established sales and marketing strategy to support each of these initiatives.

Management believes our plans, together with current liquidity and cash flows from operations, will be sufficient to meet working capital, capital expenditures, debt service and other cash needs for at least the next year. However, there can be no assurance that our plans would be successful or our operations would be profitable.

Escrow and Trust Balances

We hold customers’ assets in escrow and trust accounts at various financial institutions pending completion of certain real estate activities.  We also hold cash in trust accounts at various financial institutions where contractual obligations mandate maintaining dedicated bank accounts for Financial Services collections.  These amounts are held in escrow and trust accounts for limited periods of time and are not included in the condensed consolidated balance sheets.  Amounts held in escrow and trust accounts were $61.2 million and $62.5 million at September 30, 2015 and December 31, 2014, respectively.

NOTE 21 — SEGMENT REPORTING

Our business segments are based upon our organizational structure, which focuses primarily on the services offered, and are consistent with the internal reporting used by our Chief Executive Officer (our Chief Operating Decision Maker) to evaluate operating performance and to assess the allocation of our resources.
We classify our businesses into three reportable segments. The Mortgage Services segment provides services that span the mortgage and real estate lifecycle and are typically outsourced by loan servicers, loan originators, home investors and other sellers of single

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

family homes. The Financial Services segment provides collection and customer relationship management services primarily to debt originators and servicers (e.g., credit card, auto lending, retail credit and mortgage) and the utility, insurance and hotel industries. The Technology Services segment provides a portfolio of software, data analytics and information technology infrastructure management services that support the efficient and compliant management of mortgage and real estate activities and marketplace transactions across the lifecycle. In addition, Corporate Items and Eliminations include eliminations of transactions between the reportable segments, interest expense and costs related to corporate support functions including executive, finance, law, compliance, human resources, vendor management, risk, sales and marketing. Intercompany transactions primarily consist of information technology infrastructure management services.

Financial information for our segments is as follows:

	Three months ended September 30, 2015
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue	$209,506	$21,337	$51,437	$(9,504)	$272,776
Cost of revenue	122,724	15,418	44,419	(8,711)	173,850
Gross profit (loss)	86,782	5,919	7,018	(793)	98,926
Selling, general and administrative expenses	23,399	4,553	7,628	15,758	51,338
Income (loss) from operations	63,383	1,366	(610)	(16,551)	47,588
Other income (expense), net	9	31	38	(6,466)	(6,388)

Income (loss) before income taxes and non-controlling interests	$63,392	$1,397	$(572)	$(23,017)	$41,200

	Three months ended September 30, 2014
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue	$210,747	$26,852	$60,925	$(10,836)	$287,688
Cost of revenue	129,312	17,123	52,087	(9,798)	188,724
Gross profit (loss)	81,435	9,729	8,838	(1,038)	98,964
Selling, general and administrative expenses	20,643	4,767	7,241	14,097	46,748
Income (loss) from operations	60,792	4,962	1,597	(15,135)	52,216
Other income (expense), net	18	13	25	(6,405)	(6,349)

Income (loss) before income taxes and non-controlling interests	$60,810	$4,975	$1,622	$(21,540)	$45,867

	Nine months ended September 30, 2015
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue	$583,873	$67,080	$159,399	$(28,773)	$781,579
Cost of revenue	350,238	46,058	144,565	(26,026)	514,835
Gross profit (loss)	233,635	21,022	14,834	(2,747)	266,744
Selling, general and administrative expenses	69,188	13,856	14,598	50,077	147,719
Income (loss) from operations	164,447	7,166	236	(52,824)	119,025
Other income (expense), net	28	21	21	(21,843)	(21,773)

Income (loss) before income taxes and non-controlling interests	$164,475	$7,187	$257	$(74,667)	$97,252

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

	Nine months ended September 30, 2014
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue	$609,394	$76,613	$164,885	$(27,863)	$823,029
Cost of revenue	361,960	47,794	135,833	(25,059)	520,528
Gross profit (loss)	247,434	28,819	29,052	(2,804)	302,501
Selling, general and administrative expenses	63,319	14,203	21,358	40,423	139,303
Income (loss) from operations	184,115	14,616	7,694	(43,227)	163,198
Other income (expense), net	146	24	(97)	(15,978)	(15,905)

Income (loss) before income taxes and non-controlling interests	$184,261	$14,640	$7,597	$(59,205)	$147,293

(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Total assets:
September 30, 2015	$326,210	$52,425	$229,847	$178,571	$787,053
December 31, 2014	313,550	56,096	250,059	168,516	788,221

Our services are provided to customers primarily located in the United States.  Premises and equipment, net consist of the following, by country:

(in thousands)	September 30, 2015	December 31, 2014

United States	$91,014	$88,274
India	23,208	27,082
Luxembourg	5,539	9,059
Philippines	2,655	3,344

Total	$122,416	$127,759

NOTE 22 — SUBSEQUENT EVENT

On October 9, 2015, we acquired GoldenGator, LLC (doing business as RentRange®), REIsmart, LLC (doing business as Investability™) and Onit Solutions, LLC, a support company for RentRange and Investability (collectively, the “Acquired Businesses”). RentRange is a leading provider of rental home data and information to the financial services and real estate industries, delivering a wide assortment of address and geography level data, analytics, and rent-based valuation solutions for single and multi-family properties. Investability is an online residential real estate search and acquisition platform that utilizes data and analytics to allow real estate investors to access the estimated cash flow, capitalization rate, net yield and market value of properties for sale in the United States. The purchase price of $24.8 million is composed of $17.5 million in cash and 247 thousand shares of restricted common stock of the Company with a value of $7.3 million as of the closing date. The restricted stock is subject to transfer restrictions and potential forfeiture provisions upon issuance. These restrictions and forfeiture provisions will be removed over a four year period, subject to meeting certain continued employment conditions with the Company and meeting certain acquisition-related escrow release conditions. The Acquired Businesses are not material in relation to the Company’s results of operations or financial position.

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

•	our ability to retain our existing customers, expand relationships and attract new customers;

•	the level of loan delinquencies and charge-offs;

•	the level of origination volume;

•	technology failures;

•	the trend toward outsourcing;

•	our ability to raise debt;

•	our ability to retain our directors, executive officers and key personnel;

•	our ability to integrate acquired businesses; and

•	our ability to comply with and burdens imposed by governmental regulations, taxes and policies and any changes in such regulations, taxes and policies.

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

OVERVIEW

Our Business

When we refer to “Altisource,” the “Company,” “we,” “us” or “our” we mean Altisource Portfolio Solutions S.A., a Luxembourg société anonyme, or public limited company, and its wholly-owned subsidiaries.
We are a premier marketplace and transaction solutions provider for the real estate, mortgage and consumer debt industries. Altisource’s proprietary business processes, vendor and electronic payment management software and behavioral science-based analytics improve outcomes for marketplace participants.

We classify our businesses into the following three reportable segments:

Mortgage Services: Provides services that span the mortgage and real estate lifecycle and are typically outsourced by loan servicers, loan originators, home investors and other sellers and buyers of single family homes. We provide most of these services primarily for loan portfolios serviced by Ocwen. We also have longstanding relationships with commercial banks, insurance companies and mortgage bankers. Within the Mortgage Services segment, we provide the following services:
Asset management - Asset management services principally include property preservation, property inspection, real estate owned (“REO”) asset management, the Hubzu® and Owners.com® consumer real estate portals and real estate brokerage services. We also provide property management, lease management and renovation management services for single family rental properties.

Insurance services - Insurance services include an array of insurance services including pre-foreclosure, REO and refinance title searches, title insurance agency services, settlement and escrow services and loss draft claims processing. Prior to the November 11, 2014 discontinuation, we provided insurance program management and insurance brokerage services for REO and lender placed insurance companies. Through the recent acquisition of CastleLine Holdings, LLC (“CastleLine”), we provide financial products and services to parties involved in the origination, underwriting, purchase and securitization of residential mortgages.

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

Technology Services: Provides a portfolio of software, data analytics and infrastructure management services that support the efficient and compliant management of mortgage and real estate activities and marketplace transactions across the mortgage and real estate lifecycles. We currently provide our information technology (“IT”) infrastructure management services to Ocwen, Altisource Residential Corporation (“Residential”) and Altisource Asset Management Corporation (“AAMC”) through managed services agreements, and our other segments in a shared services model. Our software and analytics solutions primarily include REALSuite™, Equator®, Mortgage Builder ® and Pointillist™ software solutions, as described briefly below:

The REALSuite platform provides an integrated set of software applications and technologies that manage the end-to-end lifecycle for residential and commercial mortgage loan servicing including the automated management and payment of a distributed network of vendors.

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

Pointillist™ - A cloud-based customer intelligence platform that is intended to empower marketers to identify critical customer paths to purchase, upsell and satisfaction.  The Pointillist marketing analytics platform is designed to reveal how consumer experiences drive business outcomes and delivers a better understanding of how customer behavior drives key results across channels and over time.

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
We classify revenue in three categories: service revenue, revenue from reimbursable expenses and non-controlling interests. In evaluating our performance, we focus on service revenue. Service revenue consists of amounts attributable to our fee-based services. Reimbursable expenses and non-controlling interests are pass-through items for which we earn no margin. Reimbursable expenses consist of amounts we incur on behalf of our customers in performing our fee-based services, but we pass such costs directly on to our customers without any additional markup. Non-controlling interests represent the earnings of Lenders One, Wholesale One and Residential Investor One, consolidated entities not owned by Altisource, and are included in revenue and reduced from net income to arrive at net income attributable to Altisource.

Stock Repurchase Plan

On May 20, 2015, our shareholders approved a new stock repurchase program, which replaced the previous stock repurchase program. Under the new program, we are authorized to purchase up to 3.0 million shares of our common stock, based on a limit of 15% of the outstanding shares of common stock on the date of approval at a minimum price of $1.00 per share and a maximum price of $500.00 per share. This is in addition to amounts previously purchased under the prior programs. We purchased 1.8 million shares of our common stock at an average price of $27.90 per share during the nine months ended September 30, 2015 and 2.0 million shares at an average price of $104.88 per share during the nine months ended September 30, 2014 (0.2 million shares at an average price of $26.88 per share for the third quarter of 2015 and 1.3 million shares at an average price of $102.45 per share for the third quarter of 2014). As of September 30, 2015, approximately 1.8 million shares of common stock remain available for repurchase under the new program. Our senior secured term loan limits the amount we can spend on share repurchases and may prevent repurchases in certain circumstances. As of September 30, 2015, approximately $320 million was available to repurchase our common stock under our senior secured term loan.

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

While we expect our revenue from Ocwen’s servicing portfolio to decline in the future, we believe we have opportunities to continue to build our business from our growth and diversification initiatives. Ocwen remains a very important component of our business, and we believe that its existing non-government-sponsored enterprise (“non-GSE”) portfolio will continue to provide continuing long-term revenue for Altisource. Recognizing the importance of further diversifying our customer base, we have increased our focus on our strategic growth initiatives. Our strategic growth initiatives are:

Mortgage market:

•	continue to attract clients to our comprehensive servicer related services

•	continue to grow our origination services and technologies

Real estate market:

•	continue to expand our innovative online real estate marketplace

•	continue to grow our rental and renovation services and technologies

Ocwen Related Matters

Revenue from Ocwen represents 59% of consolidated revenue for the nine months ended September 30, 2015 (60% of consolidated revenue for the third quarter of 2015). Additionally, 21% of consolidated revenue for both the nine months ended September 30, 2015 and the third quarter of 2015 was earned on the portfolios serviced by Ocwen, when a party other than Ocwen selects Altisource as the service provider.

Ocwen has been and is subject to a number of pending federal and state regulatory investigations, inquiries and requests for information that have or could result in adverse regulatory actions against Ocwen. Also, Ocwen may become subject to future federal and state regulatory investigations, inquiries and requests for information, any of which could also result in adverse regulatory or other actions against Ocwen (see Note 20 to the condensed consolidated financial statements). Management cannot predict the outcome of the Ocwen related matters or the impact they may have on Altisource. However, in the event these Ocwen related matters materially negatively impact Altisource, we believe the impact to Altisource would occur over an extended period of time and the variable nature of our cost structure would allow us to realign our cost structure in line with remaining revenue.

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

Management believes our plans, together with current liquidity and cash flows from operations, will be sufficient to meet working capital, capital expenditures, debt service and other cash needs for at least the next year. However, there can be no assurance that our plans would be successful or our operations would be profitable.

Factors Affecting Comparability

The following items may impact the comparability of our results:

•
The average number of loans serviced by Ocwen on REALServicing was 2.2 million for the nine months ended September 30, 2015 compared to 2.1 million for the nine months ended September 30, 2014 (1.9 million for the third quarter of 2015 and 2.3 million for the third quarter of 2014). The average number of delinquent non-GSE loans serviced by Ocwen on REALServicing was 286 thousand for the nine months ended September 30, 2015 compared to 354 thousand for the nine months ended September 30, 2014 (269 thousand for the third quarter of 2015 and 344 thousand for the third quarter of 2014);

•
In the third quarter of 2015, we repurchased a portion of our senior secured term loan with a par value of $11.0 million at an 11% discount, recognizing a net gain of $0.9 million. In the second quarter of 2015, we repurchased a portion of our senior secured term loan with a par value of $16.0 million at a 9% discount, recognizing a net gain of $1.1 million;

•
On July 17, 2015, we acquired CastleLine. The purchase consideration was composed of $12.3 million of cash upon closing, $10.5 million of cash payable over four years from the acquisition date and 495 thousand shares of restricted common stock of the Company with a value of $14.4 million as of the closing date. Of the cash payable following acquisition, $3.8 million is contingent on certain future employment conditions of certain of the sellers, and therefore excluded from the purchase price;

•
In the second quarter of 2015, we paid the former owners of Equator, LLC (“Equator”) $0.5 million to extinguish any liability for Equator related contingent consideration (“Equator Earn Out”). In connection with this settlement, we reduced the liability for the Equator Earn Out to $0 and recognized a $7.6 million increase in earnings;

•
For the nine months ended September 30, 2015, we recognized a loss of $1.9 million on our investment in Home Loan Servicing Solutions, Ltd. (“HLSS”) equity securities, net of liquidating and other dividends received from our investment in HLSS. There was no comparative amount for the third quarter of 2015;

•	Effective March 31, 2015 we terminated the Data Access and Services Agreement with Ocwen;

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

•
On September 12, 2014, we completed the acquisition of certain assets and assumed certain liabilities of Mortgage Builder Software, Inc. (“Mortgage Builder”), a provider of mortgage loan origination and servicing software systems, for an initial purchase price of $15.7 million plus contingent earn out consideration of up to an additional $7.0 million over three years, subject to Mortgage Builder achieving annual performance targets; and

•
On August 1, 2014, we amended our senior secured term loan agreement and increased our borrowings by $200.0 million to $594.5 million. Interest expense totaled $21.4 million and $16.0 million for the nine months ended September 30, 2015 and 2014, respectively ($7.0 million and $6.5 million for the third quarter of 2015 and 2014, respectively).

CONSOLIDATED RESULTS OF OPERATIONS

Summary Consolidated Results

The following is a discussion of our consolidated results of operations for the periods indicated. For a more detailed discussion of the factors that affected the results of our business segments in these periods, see “Segment Results of Operations” below.

The following table sets forth information regarding our results of operations:

	Three months ended September 30,			Nine months ended September 30,
(in thousands, except per share data)	2015	2014	% Increase (decrease)	2015	2014	% Increase (decrease)

Service revenue
Mortgage Services	$182,222	$170,819	7	$492,277	$507,317	(3)
Financial Services	21,314	26,803	(20)	66,977	76,496	(12)
Technology Services	51,437	60,925	(16)	159,399	164,885	(3)
Eliminations	(9,504)	(10,836)	(12)	(28,773)	(27,863)	3
Total service revenue	245,469	247,711	(1)	689,880	720,835	(4)
Reimbursable expenses	26,456	39,149	(32)	89,242	100,220	(11)
Non-controlling interests	851	828	3	2,457	1,974	24
Total revenue	272,776	287,688	(5)	781,579	823,029	(5)
Cost of revenue	173,850	188,724	(8)	514,835	520,528	(1)
Gross profit	98,926	98,964	—	266,744	302,501	(12)
Selling, general and administrative expenses	51,338	46,748	10	147,719	139,303	6
Income from operations	47,588	52,216	(9)	119,025	163,198	(27)
Other income (expense), net:
Interest expense	(7,041)	(6,480)	9	(21,396)	(16,040)	33
Loss on sale of HLSS equity securities, net of dividends received	—	—	N/M	(1,854)	—	N/M
Other income (expense), net	653	131	N/M	1,477	135	N/M
Total other income (expense), net	(6,388)	(6,349)	1	(21,773)	(15,905)	37

Income before income taxes and non-controlling interests	41,200	45,867	(10)	97,252	147,293	(34)
Income tax provision	(3,303)	(2,752)	20	(8,101)	(9,300)	(13)
Net income	37,897	43,115	(12)	89,151	137,993	(35)
Net income attributable to non-controlling interests	(851)	(828)	3	(2,457)	(1,974)	24

Net income attributable to Altisource	$37,046	$42,287	(12)	$86,694	$136,019	(36)

Margins:
Gross profit/service revenue	40%	40%		39%	42%
Income from operations/service revenue	19%	21%		17%	23%

Earnings per share:
Basic	$1.94	$1.96	(1)	$4.42	$6.16	(28)
Diluted	$1.82	$1.79	2	$4.19	$5.63	(26)

N/M — not meaningful.

Revenue

We recognized service revenue of $689.9 million for the nine months ended September 30, 2015, a 4% decrease compared to the nine months ended September 30, 2014 ($245.5 million for the third quarter of 2015, a 1% decrease compared to the third quarter of 2014). The declines in service revenue were primarily due to the discontinuation of the lender placed insurance brokerage line of business in the fourth quarter of 2014, fewer property valuation services referrals, lower mortgage charge-off collections and lower Equator revenue from the full amortization of acquisition related deferred revenue in 2014. These declines were partially offset by revenue expansion in the asset management services businesses primarily from growth in the number of non-Ocwen and Ocwen REO sold on Hubzu and higher revenue from REALSuite software development. In addition, in early 2015, our billing for certain asset management services changed resulting in certain services that were historically reimbursable expenses revenue becoming service revenue. As a result, asset management service revenue at Mortgage Services increased, partially offset by a decrease in reimbursable expenses revenue.

Certain of our revenues are impacted by seasonality. More specifically, Mortgage Services’ revenue is impacted by REO sales and lawn maintenance, which tend to be at their lowest level during the fall and winter months and at their highest level during the spring and summer months. Financial Services’ asset recovery management revenue tends to be higher in the first quarter, as borrowers may utilize tax refunds and bonuses to pay debts, and generally declines throughout the rest of the year.

Cost of Revenue and Gross Profit

Cost of revenue principally includes payroll and employee benefits associated with personnel employed in customer service and operations roles, fees paid to external providers related to the provision of services, reimbursable expenses, technology and telecommunications costs and depreciation and amortization of operating assets.
We recognized cost of revenue of $514.8 million for the nine months ended September 30, 2015, a 1% decrease compared to the nine months ended September 30, 2014 ($173.9 million for the third quarter of 2015, an 8% decrease compared to the third quarter of 2014).

The decrease in cost of revenue for the nine months ended September 30, 2015 is primarily attributable to lower outside fees and services and reimbursable expenses in the Mortgage Services segment, partially offset by an increase in compensation and benefits costs. Outside fees and services decreased primarily from the termination of the Data Access and Services Agreement with Ocwen as of March 31, 2015 and non-recurring costs incurred in 2014 to build and develop our insurance services business. Reimbursable expenses declined as a result of the change in billing discussed in the revenue section above. Furthermore, recognizing that our service revenue from Ocwen is not expected to grow in the near term due to challenges faced by Ocwen in late 2014 and early 2015, we developed and executed on a plan that included eliminating certain non-revenue generating businesses, reducing vendor costs and eliminating staff. Compensation and benefits costs for the nine months ended September 30, 2015 were higher than the nine months ended September 30, 2014 primarily due to increased headcount, related benefits and contractor costs in the first half of 2015 compared to the first half of 2014, as a result of prior year growth in staff levels. The severance cost of $4.3 million ($0.1 million during the third quarter of 2015) was incurred in connection with the elimination of staff as a result of the cost reduction initiatives implemented during the first half of 2015.

The decrease in cost of revenue for the third quarter of 2015 is primarily driven by the decrease in compensation and benefits costs and technology and telecommunications costs as a result of the implementation of cost savings initiatives in the first half of 2015 and lower reimbursable expenses at Mortgage Services, as discussed above. These decreases are partially offset by an increase in outside fees and services driven by higher property inspection and preservation service revenue and related vendor costs. These outside fees and services increases were partially offset by the termination of the Data Access and Services Agreement with Ocwen, as of March 31, 2015.

Gross profit decreased to $266.7 million, representing 39% of service revenue, for the nine months ended September 30, 2015 compared to $302.5 million, representing 42% of service revenue, for the nine months ended September 30, 2014 (decreased slightly to $98.9 million, representing 40% of service revenue, for the third quarter of 2015 compared to $99.0 million, representing 40% of service revenue, for the third quarter of 2014). Gross profit as a percentage of service revenue for the nine months ended September 30, 2015 was lower, particularly in the first quarter of 2015, due largely to lower revenue from Mortgage Services’ higher gross profit margin businesses and higher compensation and benefits costs without corresponding revenue growth principally within the Technology Services segment. Following the implementation of our cost reduction initiatives in the first quarter of 2015 and the termination of the Data Access and Services Agreement with Ocwen as of March 31, 2015, our gross profit margin has remained flat in the third quarter of 2015 compared to the third quarter of 2014.

Selling, General and Administrative Expenses and Income from Operations

Selling, general and administrative expenses (“SG&A”) includes payroll for personnel employed in executive, finance, law, compliance, human resources, vendor management, risk, sales and marketing roles. This category also includes occupancy costs, professional fees, depreciation and amortization of intangible assets, change in the fair value of Equator Earn Out and goodwill impairment.

We recognized SG&A of $147.7 million for the nine months ended September 30, 2015, a 6% increase compared to the nine months ended September 30, 2014 ($51.3 million for the third quarter of 2015, a 10% increase compared to the third quarter of

2014). The increase for the nine months ended September 30, 2015 is driven primarily by an increase in compensation and benefits costs from an expansion of certain support functions, severance costs incurred in connection with the cost reduction initiatives and higher legal costs related to legal and regulatory matters. These costs were partially offset by the second quarter 2015 settlement of the Equator Earn Out which resulted in a reduction in SG&A of $7.6 million. The increase for the third quarter of 2015 is driven primarily by an increase in compensation and benefits costs and an increase in marketing costs incurred in connection with our rebranding initiatives.
During the second quarter of 2014, the Equator Earn Out was reduced by $37.9 million with a corresponding increase in earnings. As a result of the adjustment in the fair value of the Equator contingent consideration and based on our preliminary assessment, in the second quarter of 2014 we estimated that the Equator goodwill was impaired and recorded an impairment loss of $37.5 million.

The following table presents the impact of the change in the fair value of the Equator Earn Out and Equator goodwill impairment for the nine months ended September 30, 2014 and are included in SG&A in the condensed consolidated statements of operations (no comparative amount for the third quarter of 2014):

(in thousands)

Change in the fair value of Equator Earn Out	$(37,924)
Goodwill impairment	37,473

$(451)

Income from operations decreased to $119.0 million, representing 17% of service revenue, for the nine months ended September 30, 2015 compared to $163.2 million, representing 23% of service revenue, for the nine months ended September 30, 2014 (decreased to $47.6 million, representing 19% of service revenue, for the third quarter of 2015 compared to $52.2 million, representing 21% of service revenue, for the third quarter of 2014). The decrease in operating income margin for the nine months ended September 30, 2015 is primarily driven by the lower first quarter 2015 gross profit margin and higher SG&A, as discussed above. The operating margins for the third quarter of 2015 decreased primarily as a result of higher SG&A, as discussed above.

Other Income (Expense), net
Other income (expense), net principally includes interest expense, interest income, loss on the sale of HLSS equity securities, net of dividends received and gains on the early extinguishment of debt. Interest expense was $21.4 million for the nine months ended September 30, 2015, an increase of $5.4 million compared to the nine months ended September 30, 2014 ($7.0 million for the third quarter of 2015, an increase of $0.6 million compared to the third quarter of 2014), resulting from the additional $200.0 million senior secured term loan borrowings on August 1, 2014.
During the first quarter of 2015, we purchased 1.6 million shares of HLSS common stock in the open market for $30.0 million (1,613,125 shares at an average price per share of $18.58). This investment was classified as available for sale. On April 6, 2015, HLSS completed the sale of substantially all of its assets and adopted a plan of complete liquidation and dissolution. During the second quarter of 2015, we received liquidating dividends and other dividends from HLSS totaling $20.4 million and sold all of our 1.6 million shares of HLSS common stock in the open market for $7.7 million (1,613,125 shares at an average price per share of $4.75). As a result of these transactions, we recognized a net loss of $1.9 million for the nine months ended September 30, 2015 (no comparative amount for the nine months ended September 30, 2014) in connection with our investment in HLSS.

In June 2015, we repurchased a portion of our senior secured term loan with a par value of $16.0 million at a 9% discount, recognizing a net gain of $1.1 million on the early extinguishment of a portion of the debt. In September 2015, we repurchased an additional portion of our senior secured term loan with a par value of $11.0 million at an 11% discount, recognizing a net gain of $0.9 million on the early extinguishment of a portion of the debt.

Income Tax Provision

We recognized an income tax provision of $8.1 million for the nine months ended September 30, 2015 compared to $9.3 million for the nine months ended September 30, 2014 ($3.3 million and $2.8 million for the third quarter of 2015 and 2014, respectively). Our effective tax rate was 8.3% and 6.3% for the nine months ended September 30, 2015 and September 30, 2014, respectively (8.0% and 6.0% for the third quarter of 2015 and 2014, respectively). Our effective tax rate differs from the Luxembourg statutory tax rate of 29.2% primarily due to the effect of certain deductions in Luxembourg from a tax ruling, which expires in 2019 unless extended or renewed, and the mix of income and losses with varying tax rates in multiple taxing jurisdictions. Our consolidated effective income tax rate for financial reporting purposes may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our domestic and international operations and our ability to utilize net operating loss and tax credit carryforwards.

SEGMENT RESULTS OF OPERATIONS

The following section provides a discussion of pre-tax results of operations of our business segments. Transactions between segments are accounted for as third party arrangements for purposes of presenting segment results of operations. Intercompany transactions primarily consist of IT infrastructure services. We reflect these as service revenue in the Technology Services segment and technology and telecommunications costs within cost of revenue and SG&A in the segment receiving the services.
Financial information for our segments is as follows:

	Three months ended September 30, 2015
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue
Service revenue	$182,222	$21,314	$51,437	$(9,504)	$245,469
Reimbursable expenses	26,433	23	—	—	26,456
Non-controlling interests	851	—	—	—	851
	209,506	21,337	51,437	(9,504)	272,776
Cost of revenue	122,724	15,418	44,419	(8,711)	173,850
Gross profit (loss)	86,782	5,919	7,018	(793)	98,926
Selling, general and administrative expenses	23,399	4,553	7,628	15,758	51,338
Income (loss) from operations	63,383	1,366	(610)	(16,551)	47,588
Other income (expense), net	9	31	38	(6,466)	(6,388)

Income (loss) before income taxes and non-controlling interests	$63,392	$1,397	$(572)	$(23,017)	$41,200

Margins:
Gross profit/service revenue	48%	28%	14%	N/M	40%
Income (loss) from operations/service revenue	35%	6%	(1)%	N/M	19%
N/M — not meaningful.

	Three months ended September 30, 2014
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue
Service revenue	$170,819	$26,803	$60,925	$(10,836)	$247,711
Reimbursable expenses	39,100	49	—	—	39,149
Non-controlling interests	828	—	—	—	828
	210,747	26,852	60,925	(10,836)	287,688
Cost of revenue	129,312	17,123	52,087	(9,798)	188,724
Gross profit (loss)	81,435	9,729	8,838	(1,038)	98,964
Selling, general and administrative expenses	20,643	4,767	7,241	14,097	46,748
Income (loss) from operations	60,792	4,962	1,597	(15,135)	52,216
Other income (expense), net	18	13	25	(6,405)	(6,349)

Income (loss) before income taxes and non-controlling interests	$60,810	$4,975	$1,622	$(21,540)	$45,867

Margins:
Gross profit/service revenue	48%	36%	15%	N/M	40%
Income from operations/service revenue	36%	19%	3%	N/M	21%

N/M — not meaningful.

	Nine months ended September 30, 2015
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue
Service revenue	$492,277	$66,977	$159,399	$(28,773)	$689,880
Reimbursable expenses	89,139	103	—	—	89,242
Non-controlling interests	2,457	—	—	—	2,457
	583,873	67,080	159,399	(28,773)	781,579
Cost of revenue	350,238	46,058	144,565	(26,026)	514,835
Gross profit (loss)	233,635	21,022	14,834	(2,747)	266,744
Selling, general and administrative expenses	69,188	13,856	14,598	50,077	147,719
Income (loss) from operations	164,447	7,166	236	(52,824)	119,025
Other income (expense), net	28	21	21	(21,843)	(21,773)

Income (loss) before income taxes and non-controlling interests	$164,475	$7,187	$257	$(74,667)	$97,252

Margins:
Gross profit/service revenue	47%	31%	9%	N/M	39%
Income from operations/service revenue	33%	11%	—%	N/M	17%

N/M — not meaningful.

	Nine months ended September 30, 2014
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue
Service revenue	$507,317	$76,496	$164,885	$(27,863)	$720,835
Reimbursable expenses	100,103	117	—	—	100,220
Non-controlling interests	1,974	—	—	—	1,974
	609,394	76,613	164,885	(27,863)	823,029
Cost of revenue	361,960	47,794	135,833	(25,059)	520,528
Gross profit (loss)	247,434	28,819	29,052	(2,804)	302,501
Selling, general and administrative expenses	63,319	14,203	21,358	40,423	139,303
Income (loss) from operations	184,115	14,616	7,694	(43,227)	163,198
Other income (expense), net	146	24	(97)	(15,978)	(15,905)

Income (loss) before income taxes and non-controlling interests	$184,261	$14,640	$7,597	$(59,205)	$147,293

Margins:
Gross profit/service revenue	49%	38%	18%	N/M	42%
Income/ (loss) from operations/service revenue	36%	19%	5%	N/M	23%

N/M — not meaningful.

Mortgage Services

Revenue

Revenue by service line was as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2015	2014	% Increase (decrease)	2015	2014	% Increase (decrease)

Service revenue:
Asset management services	$130,074	$91,022	43	$334,093	$271,695	23
Insurance services	25,801	43,587	(41)	74,280	128,236	(42)
Residential property valuation	13,769	26,182	(47)	47,210	77,286	(39)
Default management services	7,006	5,383	30	20,774	16,774	24
Origination management services	5,572	4,645	20	15,920	13,326	19
Total service revenue	182,222	170,819	7	492,277	507,317	(3)

Reimbursable expenses:
Asset management services	23,548	37,231	(37)	81,386	95,368	(15)
Insurance services	2,140	1,516	41	5,322	3,032	76
Default management services	692	330	110	2,320	1,609	44
Origination management services	53	23	130	111	94	18
Total reimbursable expenses	26,433	39,100	(32)	89,139	100,103	(11)

Non-controlling interests	851	828	3	2,457	1,974	24

Total revenue	$209,506	$210,747	(1)	$583,873	$609,394	(4)

We recognized service revenue of $492.3 million for the nine months ended September 30, 2015, a 3% decrease compared to the nine months ended September 30, 2014 ($182.2 million for the third quarter of 2015, a 7% increase compared to the third quarter of 2014). The decrease for the nine months ended September 30, 2015 was primarily due to the discontinuation of the lender placed insurance brokerage line of business in the fourth quarter of 2014 and fewer property valuation services referrals. These declines were partially offset by revenue expansion in the asset management services businesses primarily from growth in the number of non-Ocwen and Ocwen REO sold on Hubzu. In addition, in early 2015, our billing for certain asset management services changed, resulting in certain services that were historically reimbursable expenses revenue becoming service revenue. As a result, asset management service revenue increased, partially offset by a decrease in reimbursable expenses revenue. For the third quarter of 2015, the decrease in revenue from the discontinuation of the lender placed insurance brokerage line of business and fewer property valuation services referrals was more than offset by higher revenues from asset management services. The increase in asset management revenues for the third quarter of 2015 is driven by the same factors impacting the nine months ended September 30, 2015.

Certain of our Mortgage Services businesses are impacted by seasonality. REO sales and lawn maintenance services within the asset management services business are generally lowest during the fall and winter months and highest during the spring and summer months.

Cost of Revenue and Gross Profit

Cost of revenue consists of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2015	2014	% Increase (decrease)	2015	2014	% Increase (decrease)

Compensation and benefits	$21,108	$20,440	3	$62,112	$55,092	13
Outside fees and services	66,381	61,188	8	173,103	183,738	(6)
Reimbursable expenses	26,433	39,100	(32)	89,139	100,103	(11)
Technology and telecommunications	7,856	7,950	(1)	23,193	21,215	9
Depreciation and amortization	946	634	49	2,691	1,812	49

Cost of revenue	$122,724	$129,312	(5)	$350,238	$361,960	(3)

Cost of revenue for the nine months ended September 30, 2015 of $350.2 million decreased by 3% compared to the nine months ended September 30, 2014 ($122.7 million for the third quarter of 2015, a 5% decrease compared to the third quarter of 2014).
The decrease in cost of revenue for the nine months ended September 30, 2015 is primarily attributable to lower outside fees and services and reimbursable expenses, partially offset by an increase in compensation and benefits costs. Outside fees and services decreased primarily from the termination of the Data Access and Services Agreement with Ocwen as of March 31, 2015 and non-recurring costs incurred in 2014 to build and develop our insurance services business. This was partially offset by higher property inspection and preservation service revenue and related vendor costs. Reimbursable expenses declined as a result of the change in billing discussed in the revenue section above. These decreases in cost of revenue were partially offset by an increase in compensation and benefits costs primarily due to increased headcount to support growth in certain of our Mortgage Services businesses and our growth initiatives.
The decrease in cost of revenue for the third quarter of 2015 is primarily driven by lower reimbursable expenses as a result of the change in billing discussed above and higher property inspection and preservation service revenue and related vendor costs. The increase in outside fees and services was partially offset by the termination of the Data Access and Services Agreement with Ocwen, as of March 31, 2015.

Gross profit decreased to $233.6 million, representing 47% of service revenue, for the nine months ended September 30, 2015 compared to $247.4 million, representing 49% of service revenue, for the nine months ended September 30, 2014 (increased to $86.8 million, representing 48% of service revenue, for the third quarter of 2015 compared to $81.4 million, representing 48% of service revenue, for the third quarter of 2014). Gross profit as a percentage of service revenue decreased for the nine months ended September 30, 2015 primarily due to service revenue mix with no revenue in 2015 from the higher margin lender placed insurance brokerage business partially offset by reduced outside fees and services from the termination of the Data Access and Services Agreement with Ocwen effective March 31, 2015. Gross profit as a percentage of service revenue for the third quarter of 2015 remained flat.

Our margins can vary substantially depending upon service revenue mix.
Selling, General and Administrative Expenses and Income from Operations
SG&A expenses consist of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2015	2014	% Increase (decrease)	2015	2014	% Increase (decrease)

Compensation and benefits	$505	$537	(6)	$1,672	$1,228	36
Professional services	1,278	1,809	(29)	9,388	4,280	119
Occupancy related costs	2,744	2,485	10	8,147	7,368	11
Amortization of intangible assets	7,941	7,187	10	21,158	21,683	(2)
Depreciation and amortization	614	536	15	1,768	1,429	24
Marketing costs	4,205	5,939	(29)	12,488	18,562	(33)
Other/allocations from Corp.	6,112	2,150	184	14,567	8,769	66

Selling, general and administrative expenses	$23,399	$20,643	13	$69,188	$63,319	9

SG&A for the nine months ended September 30, 2015 of $69.2 million increased by 9% compared to the nine months ended September 30, 2014 ($23.4 million for the third quarter of 2015, a 13% increase compared to the third quarter of 2014). For the nine months ended September 30, 2015, this increase was primarily driven by an increase in legal and regulatory related costs and an increase in the allocation of costs incurred at certain corporate support groups, partially offset by lower Hubzu marketing costs as we continue to optimize our marketing spend. The increase in corporate allocations was largely driven by the expansion of our enterprise wide sales and marketing functions. The increase in SG&A for the third quarter of 2015 was due to the increase in the allocation of costs incurred at certain corporate support groups, partially offset by the optimization of marketing spending at Hubzu.

Income from operations decreased to $164.4 million, representing 33% of service revenue, for the nine months ended September 30, 2015 compared to $184.1 million, representing 36% of service revenue, for the nine months ended September 30, 2014 (increased to $63.4 million, representing 35% of service revenue, for the third quarter of 2015 compared to $60.8 million, representing 36% of service revenue, for the third quarter of 2014). The decrease in operating income margin for the nine months ended September 30,

2015 compared to the nine months ended September 30, 2014 is primarily the result of the lower gross profit margins and higher legal and regulatory related costs partially offset by lower Hubzu marketing costs, as discussed above. Operating income margins for the third quarter of 2015 were slightly lower than the same period in 2014 primarily due to the expansion of our enterprise wide sales and marketing functions, partially offset by lower Hubzu marketing spending, as discussed above.

Financial Services

Revenue

Revenue by service line was as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2015	2014	% Increase (decrease)	2015	2014	% Increase (decrease)

Service revenue:
Customer relationship management	$13,138	$13,405	(2)	$38,323	$39,714	(4)
Asset recovery management	8,176	13,398	(39)	28,654	36,782	(22)
Total service revenue	21,314	26,803	(20)	66,977	76,496	(12)

Reimbursable expenses:
Asset recovery management	23	49	(53)	103	117	(12)
Total reimbursable expenses	23	49	(53)	103	117	(12)

Total revenue	$21,337	$26,852	(21)	$67,080	$76,613	(12)

We recognized service revenue of $67.0 million for the nine months ended September 30, 2015, a 12% decrease compared to the nine months ended September 30, 2014 ($21.3 million for the third quarter of 2015, a 20% decrease compared to the third quarter of 2014), primarily due to lower mortgage charge-off collections driven by a decline in referrals in the asset recovery management business. For the nine months ended September 30, 2015, customer relationship management revenue modestly declined primarily due to lower business from an existing customer due to its vendor diversification initiatives, which was largely offset by the addition of a new customer and the expansion of services provided to existing clients.

Certain of our Financial Services businesses are impacted by seasonality. Revenue in the asset recovery management business tends to be higher in the first quarter, as borrowers may utilize tax refunds and bonuses to pay debts, and generally declines throughout the rest of the year.
Cost of Revenue and Gross Profit
Cost of revenue consists of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2015	2014	% Increase (decrease)	2015	2014	% Increase (decrease)

Compensation and benefits	$11,843	$12,282	(4)	$34,797	$35,370	(2)
Outside fees and services	620	919	(33)	2,050	2,624	(22)
Reimbursable expenses	23	49	(53)	103	117	(12)
Technology and telecommunications	2,486	3,475	(28)	7,726	8,642	(11)
Depreciation and amortization	446	398	12	1,382	1,041	33

Cost of revenue	$15,418	$17,123	(10)	$46,058	$47,794	(4)

Cost of revenue for the nine months ended September 30, 2015 of $46.1 million decreased by 4% compared to the nine months ended September 30, 2014 ($15.4 million for the third quarter of 2015, a 10% decrease compared to the third quarter of 2014). The decreases in cost of revenue were primarily due to lower technology and telecommunications costs resulting from the implementation of cost savings initiatives in 2015.
Gross profit decreased to $21.0 million, representing 31% of service revenue, for the nine months ended September 30, 2015 compared to $28.8 million, representing 38% of service revenue, for the nine months ended September 30, 2014 (decreased to $5.9 million, representing 28% of service revenue, for the third quarter of 2015 compared to $9.7 million, representing 36% of service revenue, for the third quarter of 2014). Gross profit margin decreased primarily due to revenue mix as revenue declined in the higher margin mortgage charge-off collections business.
Selling, General and Administrative Expenses and Income from Operations
SG&A expenses consist of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2015	2014	% Increase (decrease)	2015	2014	% Increase (decrease)

Compensation and benefits	$203	$147	38	$424	$477	(11)
Professional services	323	250	29	962	856	12
Occupancy related costs	1,795	1,778	1	5,641	5,463	3
Amortization of intangible assets	825	1,390	(41)	2,897	4,298	(33)
Depreciation and amortization	612	641	(5)	1,826	1,310	39
Other/allocations from Corp.	795	561	42	2,106	1,799	17

Selling, general and administrative expenses	$4,553	$4,767	(4)	$13,856	$14,203	(2)
SG&A for the nine months ended September 30, 2015 of $13.9 million decreased by 2% compared to the nine months ended September 30, 2014 ($4.6 million for the third quarter of 2015, a 4% decrease compared to the third quarter of 2014). The decreases are primarily due to the decrease in amortization of intangible assets, driven by lower service revenues from the related mortgage charge-off services, partially offset by an increase in depreciation and amortization expense from 2014 leasehold improvements in connection with facility relocations.
Income from operations decreased to $7.2 million, representing 11% of service revenue, for the nine months ended September 30, 2015 compared to $14.6 million, representing 19% of service revenue, for the nine months ended September 30, 2014 (decreased to $1.4 million, representing 6% of service revenue, for the third quarter of 2015 compared to $5.0 million, representing 19% of service revenue, for the third quarter of 2014). The decrease in operating income as a percentage of service revenue is primarily the result of lower gross profit margins as discussed above.
Technology Services
Revenue

Revenue by service line was as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2015	2014	% Increase (decrease)	2015	2014	% Increase (decrease)

Service revenue:
Software services	$36,403	$39,523	(8)	$107,614	$113,552	(5)
IT infrastructure services	15,034	21,402	(30)	51,785	51,333	1

Total revenue	$51,437	$60,925	(16)	$159,399	$164,885	(3)

We recognized service revenue of $159.4 million for the nine months ended September 30, 2015, a 3% decrease compared to the nine months ended September 30, 2014 ($51.4 million for the third quarter of 2015, a 16% decrease compared to the third quarter of 2014). The decrease for the nine months ended September 30, 2015 is primarily due to a decrease in software services at Equator from the full amortization of acquisition related deferred revenue in 2014, partially offset by an increase in REALSuite development revenue. For the third quarter of 2015, both the software services and IT infrastructure services revenues decreased compared to the third quarter of 2014. The decline in software services is driven by lower Equator revenue from the full amortization of acquisition related deferred revenue in 2014, partially offset by increased REALSuite software development revenue. IT infrastructure services, which are typically billed on a cost plus basis, were lower from reduced investment in infrastructure to better align our costs with revenue.

For segment presentation purposes, revenue from services provided by Technology Services to our other reportable segments is eliminated in consolidation. This inter-segment revenue is included as revenue in the Technology Services segment and as technology and telecommunications costs, a component of cost of revenue and SG&A, in our other reportable segments.
Cost of Revenue and Gross Profit
Cost of revenue consists of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2015	2014	% Increase (decrease)	2015	2014	% Increase (decrease)

Compensation and benefits	$30,046	$35,780	(16)	$100,304	$93,811	7
Outside fees and services	3	—	N/M	16	—	N/M
Technology and telecommunications	8,947	11,740	(24)	27,837	29,197	(5)
Depreciation and amortization	5,423	4,567	19	16,408	12,825	28

Cost of revenue	$44,419	$52,087	(15)	$144,565	$135,833	6
N/M — not meaningful.

Cost of revenue for the nine months ended September 30, 2015 of $144.6 million increased by 6% compared to the nine months ended September 30, 2014 ($44.4 million for the third quarter of 2015, a 15% decrease compared to the third quarter of 2014). The increase for the nine months ended September 30, 2015 was primarily due to increases in compensation and benefits costs and depreciation and amortization expenses driven by capital expenditures. A portion of the increase in costs relates to the September 2014 acquisition of Mortgage Builder. The remaining increase relates to businesses we have been investing in to support our growth. However, in connection with our cost savings initiatives we reduced certain investments during the first half of 2015 to better align our costs with revenue. During the nine months ended September 30, 2015, we recognized severance expense in the Technology Services segment of $3.2 million related to the elimination of staff ($0.1 million for the third quarter of 2015). The decrease in cost of revenue for the third quarter of 2015 was primarily due to a decrease in compensation and benefits costs and technology and telecommunications costs as a result of the implementation of cost savings initiatives. Recognizing that our service revenue from Ocwen is not expected to grow in the near term due to challenges faced by Ocwen, in late 2014 and early 2015, we developed and executed on a plan that included eliminating certain non-revenue generating businesses, reducing vendor costs and eliminating staff. Cost of revenue for the third quarter of 2015 decreased compared to the third quarter of 2014 as we benefited from the implementation of our cost savings initiatives.
Gross profit decreased to $14.8 million, representing 9% of service revenue, for the nine months ended September 30, 2015 compared to $29.1 million, representing 18% of service revenue, for the nine months ended September 30, 2014 (decreased to $7.0 million, representing 14% of service revenue, for the third quarter of 2015 compared to $8.8 million, representing 15% of service revenue, for the third quarter of 2014). Gross profit margins for both the nine months ended September 30, 2015 and the third quarter of 2015 were impacted by lower Equator revenue from the full amortization of acquisition related deferred revenue in 2014. For the nine months ended September 30, 2015, higher compensation and benefits further reduced gross profit margins, as described above. However, the decreases in compensation and benefits costs and technology and telecommunications costs resulting from the cost savings initiatives have mitigated the decline in gross profit margin for the third quarter of 2015.

Selling, General and Administrative Expenses and Income from Operations

SG&A expenses consist of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2015	2014	% Increase (decrease)	2015	2014	% Increase (decrease)

Compensation and benefits	$566	$1,492	(62)	$2,199	$3,965	(45)
Professional services	402	144	179	840	358	135
Occupancy related costs	3,220	2,995	8	10,349	8,489	22
Amortization of intangible assets	1,352	1,140	19	3,940	3,309	19
Depreciation and amortization	594	314	89	1,434	960	49
Change in the fair value of Equator Earn Out	—	—	N/M	(7,591)	(37,924)	(80)
Goodwill impairment	—	—	N/M	—	37,473	(100)
Other/allocations from Corp.	1,494	1,156	29	3,427	4,728	(28)

Selling, general and administrative expenses	$7,628	$7,241	5	$14,598	$21,358	(32)
N/M — not meaningful.
SG&A for the nine months ended September 30, 2015 of $14.6 million decreased by 32% compared to the nine months ended September 30, 2014 ($7.6 million for the third quarter of 2015, a 5% increase compared to the third quarter of 2014). The decrease for the nine months ended September 30, 2015 is primarily due to the second quarter of 2015 settlement of the Equator Earn Out, which resulted in a reduction in SG&A of $7.6 million, lower compensation and benefits costs in connection with cost savings initiatives and bad debt expense. The decrease was partially offset by an increase in occupancy related costs driven by facility expansions and relocations. The increase for the third quarter of 2015 was primarily due to an increase in occupancy related costs driven by facility expansions and relocations, an increase in the allocation of costs incurred at certain corporate support groups and higher legal costs related to legal and regulatory matters, partially offset by lower compensation and benefits costs in connection with cost savings initiatives. The expansion of our enterprise wide sales and marketing functions drove higher corporate allocations.
Income from operations decreased to $0.2 million, representing less than 1% of service revenue, for the nine months ended September 30, 2015 compared to $7.7 million, representing 5% of service revenue, for the nine months ended September 30, 2014 (decreased to a loss of $(0.6) million, representing (1)% of service revenue, for the third quarter of 2015 compared to $1.6 million, representing 3% of service revenue, for the third quarter of 2014). Income from operations as a percentage of service revenue decreased for the nine months ended September 30, 2015 primarily due to the decline in gross profit margin, partially offset by settlement of the Equator Earn Out, as discussed above. Income from operations as a percentage of service revenue decreased for the third quarter of 2015 primarily due to a decrease in gross profit margin and increased SG&A, as discussed above.
Corporate Items and Eliminations

Corporate Items and Eliminations include interest expense, loss on sale of HLSS equity securities, net of dividends received, gain on early extinguishment of debt and costs related to corporate support functions including executive, finance, law, compliance, human resources, vendor management, risk, sales and marketing. It also includes eliminations of transactions between the reportable segments.

Corporate costs consist of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2015	2014	% Increase (decrease)	2015	2014	% Increase (decrease)

Compensation and benefits	$12,632	$9,594	32	$36,010	$26,200	37
Professional services	2,005	1,903	5	7,447	5,402	38
Occupancy related costs	2,049	1,783	15	6,372	6,528	(2)
Depreciation and amortization	570	621	(8)	2,128	1,709	25
Marketing costs	2,985	—	N/M	5,767	28	N/M
Other/allocations to segments	(4,483)	196	N/M	(7,647)	556	N/M

Selling, general and administrative expenses	15,758	14,097	12	50,077	40,423	24

Other expense, net	6,466	6,405	1	21,843	15,978	37

Total corporate costs	$22,224	$20,502	8	$71,920	$56,401	28
N/M — not meaningful.
Corporate costs for the nine months ended September 30, 2015 of $71.9 million increased by 28% compared to the nine months ended September 30, 2014 ($22.2 million for the third quarter of 2015, an 8% increase compared to the third quarter of 2014). The increase for the nine months ended September 30, 2015 was primarily due to higher compensation and benefits costs as we expanded certain corporate functions, expanded the sales and marketing functions, increased marketing costs incurred in connection with our rebranding initiatives, legal and compliance costs related to regulatory and litigation matters, higher interest expense and a loss on the sale of HLSS equity securities net of dividends received. These increases were partially offset by the allocation of the costs incurred at certain support groups to the segments and gains on the early extinguishment of a portion of our senior secured term loan. The increase for the third quarter of 2015 was primarily due to higher compensation and benefits costs as we expanded certain corporate functions including the sales and marketing functions and incurred higher interest expense from the August 2014 additional $200.0 million senior secured term loan borrowing, partially offset by the allocation of the costs incurred at certain support groups to the segments and a gain on the early extinguishment of a portion of our senior secured term loan.

Interest expense for the nine months ended September 30, 2015 of $21.4 million increased by 33% compared to the nine months ended September 30, 2014 ($7.0 million for the third quarter of 2015, a 9% increase compared to the third quarter of 2014), resulting from the additional $200.0 million senior secured term loan borrowings on August 1, 2014.

During the first quarter of 2015, we purchased 1.6 million shares of HLSS common stock in the open market for $30.0 million (1,613,125 shares at an average price per share of $18.58). This investment was classified as available for sale. On April 6, 2015, HLSS completed the sale of substantially all of its assets and adopted a plan of complete liquidation and dissolution. During the second quarter of 2015, we received liquidating dividends and other dividends from HLSS totaling $20.4 million and sold all of our 1.6 million shares of HLSS common stock in the open market for $7.7 million (1,613,125 shares at an average price per share of $4.75). As a result of these transactions, we recognized a net loss of $1.9 million for the nine months ended September 30, 2015 (no comparative amount for the nine months ended September 30, 2014) in connection with our investment in HLSS.

In June 2015, we repurchased a portion of our senior secured term loan with a par value of $16.0 million at a 9% discount, recognizing a net gain of $1.1 million on the early extinguishment of debt. In September 2015, we repurchased an additional portion of our senior secured term loan with a par value of $11.0 million at an 11% discount, recognizing a net gain of $0.9 million on the early extinguishment of a portion of the debt.

Intercompany revenue that is eliminated in consolidation increased for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 and decreased for the third quarter of 2015 compared to the third quarter of 2014. These intercompany transactions primarily consisted of IT infrastructure services, which increased for the nine months ended September 30, 2015 and decreased for the third quarter of 2015, compared to the similar periods of the prior year. While the expenses are recognized in the Mortgage Services and Financial Services segments above, the elimination of these expenses is reflected in Corporate Items and Eliminations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary source of liquidity is cash flows from operations. We seek to deploy excess cash generated in a disciplined manner. Principally, we intend to use excess cash to develop complementary services and businesses that we believe will generate attractive margins in line with our core capabilities and strategy. We may consider business acquisitions and other opportunities that may arise from time to time that are aligned with our strategy. We also seek to use cash to repurchase and repay our senior secured term loan and common stock. For the nine months ended September 30, 2015, we used $11.2 million (net of cash acquired) to acquire CastleLine. For the nine months ended September 30, 2015, we used $78.1 million to repurchase Altisource common stock, repurchase a portion of the senior secured term loan and make contractual repayments of our senior secured term loan.

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

Senior Secured Term Loan

On November 27, 2012, Altisource Solutions S.à r.l., a wholly-owned subsidiary of the Company, entered into a senior secured term loan agreement with Bank of America, N.A., as administrative agent, and certain lenders. The Company and certain wholly-owned subsidiaries are guarantors of the term loan. We subsequently amended the senior secured term loan agreement to increase the principal amount of the senior secured term loan and, among other changes, re-establish the $200.0 million incremental term loan facility accordion, lower the interest rate, extend the maturity date by approximately one year and increase the maximum amount of Restricted Junior Payments (as defined in the senior secured term loan agreement; other capitalized terms, unless defined herein, are defined in the senior secured term loan agreement). The lenders of the senior secured term loan, as amended, have no obligation to provide any such additional debt under the accordion provision. As of September 30, 2015, $557.6 million, net of unamortized discount of $2.4 million, was outstanding under the senior secured term loan agreement, as amended, compared to $588.6 million, net of unamortized discount of $2.9 million, as of December 31, 2014.

After giving effect to the third amendment entered into on August 1, 2014, the term loan must be repaid in equal consecutive quarterly principal installments of $1.5 million, which commenced on September 30, 2014, with the balance due at maturity. All amounts outstanding under the senior secured term loan agreement will become due on the earlier of (i) December 9, 2020 and (ii) the date on which the loans are declared to be due and owing by the administrative agent at the request (or with the consent) of the Required Lenders or as otherwise provided in the loan agreement upon the occurrence of any event of default under the senior secured term loan agreement. However, if leverage ratios exceed 3.00 to 1.00, as calculated in accordance with the provisions of the senior secured term loan agreement, a percentage of cash flows must be used to repay principal. No mandatory prepayments were required for the nine months ended September 30, 2015. The interest rate as of September 30, 2015 was 4.50%.

In June 2015, the Company repurchased a portion of its senior secured term loan with a par value of $16.0 million at a 9% discount, recognizing a net gain of $1.1 million on the early extinguishment of a portion of the debt. In September 2015, the Company repurchased an additional portion of its senior secured term loan with a par value of $11.0 million at an 11% discount, recognizing a net gain of $0.9 million on the early extinguishment of a portion of the debt. These net gains are included in other income (expense), net in the condensed consolidated statements of operations.

The debt covenants in the senior secured term loan agreement limit, among other things, our ability to incur additional debt, pay dividends and repurchase stock. In the event we require additional liquidity, our ability to obtain it may be limited by the senior secured term loan.

Cash Flows

The following table presents our cash flows for the nine months ended September 30:

(in thousands)	2015	2014	% Increase (decrease)

Net income adjusted for non-cash items	$145,612	$195,775	(26)
Changes in operating assets and liabilities	(36,461)	(70,079)	48
Net cash flows provided by operating activities	109,151	125,696	(13)
Net cash flows used in investing activities	(39,995)	(63,344)	37
Net cash flows used in financing activities	(80,370)	(16,192)	N/M
Net (decrease) increase in cash and cash equivalents	(11,214)	46,160	(124)
Cash and cash equivalents at the beginning of the period	161,361	130,429	24

Cash and cash equivalents at the end of the period	$150,147	$176,589	(15)

N/M — not meaningful.

Cash Flows from Operating Activities

Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net income. For the nine months ended September 30, 2015, we generated cash flows from operating activities of $109.2 million, or approximately $0.16 for every dollar of service revenue ($0.22 for every dollar of service revenue for the third quarter of 2015) compared to cash flows from operating activities of $125.7 million, or approximately $0.17 for every dollar of service revenue for the nine months ended September 30, 2014 ($0.06 for every dollar of service revenue for the third quarter of 2014). The decrease in cash flows from operations for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 is principally driven by lower 2015 net income, after adding back depreciation and amortization and intangible asset amortization, and unfavorable working capital changes. Changes in working capital for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 were principally driven by a higher increase in accounts receivable in 2014 from revenue growth and the timing of collections. Additionally, accounts payable and accrued expenses decreased in 2015 due to the timing of payments and changes in incentive compensation accruals across the relative time periods.
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
Cash Flows from Investing Activities

Cash flows from investing activities include capital expenditures of $27.7 million and $48.1 million for the nine months ended September 30, 2015 and 2014, respectively, primarily related to facility build-outs, investments in IT infrastructure and the development of certain software applications. Capital expenditures for the nine months ended September 30, 2015 decreased primarily as a result of lower facility build-outs in 2015 from fewer office relocations. In addition, from March 10, 2015 to March 17, 2015, we purchased 1.6 million shares of HLSS common stock in the open market for $30.0 million. During April 2015, we received liquidating dividends and other dividends from HLSS totaling $20.4 million. Between April 22, 2015 and April 29, 2015, we sold all of our 1.6 million shares of HLSS common stock in the open market for $7.7 million. Cash proceeds from the dividends and sale of the HLSS common stock totaled $28.1 million during the nine months ended September 30, 2015. On July 17, 2015, we acquired CastleLine for $11.2 million of cash at acquisition, excluding cash balances acquired of $1.1 million. Additionally, the acquisition includes $10.5 million of cash that is payable over four years from the acquisition date and $14.4 million of restricted common stock of the Company. On September 12, 2014, we acquired Mortgage Builder for $14.9 million of cash at acquisition, excluding cash balances acquired of $0.7 million, and contingent consideration of up to $7.0 million.

Cash Flows from Financing Activities

Cash flows from financing activities for the nine months ended September 30, 2015 and 2014 include activities associated with share repurchases, debt issuances, debt repurchases and repayments, stock option exercises and payments to non-controlling interests. During the nine months ended September 30, 2015 and 2014, we spent $49.0 million and $208.8 million, respectively, to repurchase our common stock. During the nine months ended September 30, 2015 and 2014, we used $29.1 million and $3.5 million, respectively, to repurchase and repay the senior secured term loan. This includes the repurchases of portions of our senior secured term loan with par value of $16.0 million at a 9% discount and par value of $11.0 million at an 11% discount. Stock option exercises provided proceeds of $0.3 million and $2.5 million for the nine months ended September 30, 2015 and 2014, respectively. Distributions to non-controlling interests were $2.1 million and $1.8 million for the nine months ended September 30, 2015 and 2014, respectively. On August 1, 2014, we borrowed $200.0 million in connection with amending our senior secured term loan agreement, and received cash proceeds net of a $2.0 million original issuance discount. We incurred $2.6 million of debt issuance costs in connection with this borrowing.
Liquidity Requirements after September 30, 2015
On September 12, 2014, we acquired Mortgage Builder. The Mortgage Builder purchase agreement provides for the payment of up to $7.0 million in potential additional consideration based on Adjusted Revenue (as defined in the purchase agreement). As of September 30, 2015, we estimate the fair value of the Mortgage Builder potential additional consideration to be $1.7 million. The amount ultimately paid will depend on Mortgage Builder’s Adjusted Revenue in the three consecutive 12-month periods following closing.

On November 21, 2014, we acquired Owners. The Owners purchase agreement provides for a payment of up to $7.0 million of potential additional consideration based on Adjusted Revenue (as defined in the purchase agreement) earned in the two consecutive 12-month periods following closing. As of September 30, 2015, we estimate the fair value of the Owners contingent consideration to be $2.1 million. The amount ultimately paid will depend on Owners’ Adjusted Revenue earned in the two consecutive 12-month periods following closing.

On July 17, 2015, we acquired CastleLine. A portion of the purchase consideration totaling $10.5 million is payable to the sellers over four years from the acquisition date, including $3.8 million to be paid to certain of the sellers that is contingent on future employment.
On October 9, 2015, we acquired GoldenGator, LLC (doing business as RentRange®), REIsmart, LLC (doing business as Investability™) and Onit Solutions, LLC, a support company for RentRange and Investability (collectively, the “Acquired Businesses”) for $24.8 million. The purchase price is composed of $17.5 million in cash at closing and 247 thousand shares of restricted common stock of the Company with a value of $7.3 million as of the closing date.

During the fourth quarter of 2015, we expect to distribute $0.8 million to the Lenders One members representing non-controlling interests and repay $1.5 million of the senior secured term loan.

We believe that we will generate sufficient cash flows from operations to fund capital expenditures and required debt and interest payments for the next twelve months.
Contractual Obligations, Commitments and Contingencies

For the nine months ended September 30, 2015, there were no significant changes to our contractual obligations from those identified in our Form 10-K for the fiscal year ended December 31, 2014, other than those that occur in the normal course of business and the 2015 repurchases of a portion of the senior secured term loan described in Note 13. See also Note 20 to the interim condensed consolidated financial statements.

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

Our critical accounting policies are described in the MD&A section of our Form 10-K for the year ended December 31, 2014 filed with the SEC on March 2, 2015. Those policies have not changed during the nine months ended September 30, 2015.

Future Adoption of New Accounting Pronouncements

In May 2014, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the new standard is an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, in response to stakeholders’ requests to defer the effective date of ASU 2014-09 and in consideration of feedback received through extensive outreach with preparers, practitioners and users of financial statements, the FASB deferred the effective date for all entities by one year. This new standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, although not prior to annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact this new guidance may have on its results of operations and financial position.

In February 2015, FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This standard addresses the consolidation of certain legal entities relative to current requirements under GAAP of a reporting entity to consolidate another legal entity in situations in which the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations. This standard will be effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the standard in an interim period, any adjustments should be reflected as of the beginning of the year that includes that interim period. The Company is currently evaluating the impact this new guidance may have on its results of operations and financial position.

In April 2015, FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Topic 835-30): Simplifying the Presentation of Debt Issuance Costs. This standard changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. This standard will be effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect the adoption of this standard to have a material impact on its results of operations or financial position.

In September 2015, FASB issued ASU No. 2015-16, Business Combination (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.  This standard requires that adjustments to provisional amounts that are identified during measurement period are recognized in the reporting period in which the adjustment amounts are determined rather than recognizing the adjustments retrospectively.  The standard also requires that the acquirer records, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  This standard will be effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period.  Early adoption is permitted for financial statements that have not been previously issued.  The Company does not expect the adoption of this standard to have a material impact on its results of operations or financial position.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market Risk
Our financial market risk consists primarily of interest rate and foreign currency exchange risk.
Interest Rate Risk
As of September 30, 2015, the interest rate charged on the senior secured term loan was 4.50%. The interest rate is calculated based on the Adjusted Eurodollar Rate (as defined in the senior secured term loan agreement) with a minimum floor of 1.00% plus 3.50%.

Based on the principal amount outstanding at September 30, 2015, a one percentage point increase in the Eurodollar Rate would increase our annual interest expense by approximately $1.8 million, based on the September 30, 2015 Adjusted Eurodollar Rate. There would be no change in our annual interest expense if there was a one percentage point decrease in the Eurodollar Rate.

Foreign Currency Exchange Risk

We are exposed to currency risk from potential changes in currency values of our foreign currency denominated expenses, assets, liabilities and cash flows. Our most significant foreign currency exposure relates to the Indian rupee. Based on expenses incurred in Indian rupees during the nine months ended September 30, 2015, a one percentage point increase or decrease in value of the Indian rupee in relation to the United States dollar would increase or decrease our annual expenses by approximately $1.2 million.
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

b)	Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 8, 2014, the West Palm Beach Firefighter’s Pension Fund filed a putative securities class action suit against Altisource and certain of its officers and directors in the United States District Court for the Southern District of Florida alleging violations of the Securities Exchange Act of 1934 and Rule 10b-5 with regard to disclosures concerning pricing and transactions with related parties that allegedly inflated Altisource share prices. The Court subsequently appointed the Pension Fund of the International Union of Painters and Allied Trades District Council 35 and the Annuity Fund of the International Union of Painters and Allied Trades District Council 35 as Lead Plaintiffs. On January 30, 2015, Lead Plaintiffs filed an amended class action complaint which added Ocwen Financial Corporation as a defendant, and seeks a determination that the action may be maintained as a class action on behalf of purchasers of the Company’s securities between April 25, 2013 and December 21, 2014 and an unspecified amount of damages. Altisource moved to dismiss the suit on March 23, 2015. On September 4, 2015, the Court granted the defendants’ motion to dismiss, finding that the Plaintiffs’ amended complaint failed to state a claim as to any of the defendants, but permitting the Plaintiffs to file another amended complaint. Lead Plaintiffs subsequently filed second and third amended complaints with substantially similar claims and theories. Altisource intends to move to dismiss the third amended complaint and to continue to vigorously defend this suit.

On February 11, 2015, W.A. Sokolowski, an alleged shareholder of Ocwen Financial Corporation, filed an amended shareholder derivative complaint in the United States District Court for the Southern District of Florida against Ocwen Financial Corporation, certain of its officers and directors, Altisource and other companies. The suit seeks recovery of an unspecified amount of damages for alleged breaches of fiduciary duty by Ocwen’s current and former officers and directors, which were allegedly aided and abetted by Altisource and other defendants. Ocwen moved to stay this action, and on September 29, 2015, the Court denied the motion to stay without prejudice. Altisource intends to vigorously defend the lawsuit and move to dismiss all claims against it.

On March 26, 2015, Robert Moncavage, an alleged shareholder of Ocwen Financial Corporation, filed an amended shareholder derivative complaint in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida against Ocwen Financial Corporation, certain of its current and former officers and directors, Altisource and other companies. The suit seeks recovery of an unspecified amount of damages for alleged breaches of fiduciary duty by Ocwen’s current and former officers and directors, which were allegedly aided and abetted by Altisource and other defendants. Ocwen has moved to stay this action, and if the litigation proceeds, Altisource intends to vigorously defend the lawsuit and to move to dismiss all claims against it.

Altisource is unable to predict the outcomes of these lawsuits or reasonably estimate the potential loss, if any, arising from the suits, given that Altisource’s forthcoming motions to dismiss have not yet been adjudicated in the first and second cases, a motion to stay has been filed in the second and third cases, discovery has not commenced in any of the cases and significant legal and factual issues remain to be determined in all three cases.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Equity securities repurchased by us:

The following table presents information related to our repurchases of our equity securities during the three months ended September 30, 2015:

Period	Total number of shares purchased(1)	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs(2)
Common stock:
July 1 – 31, 2015	—	$—	—	1,997,537
August 1 – 31, 2015	67,486	25.96	67,486	1,930,051
September 1 – 30, 2015	118,526	27.40	118,526	1,811,525

	186,012	$26.88	186,012	1,811,525

(1)	May include shares withheld from employees to satisfy tax withholding obligations that arose from the exercise of stock options.

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
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015 is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014; (iii) Condensed Consolidated Statements of Equity for the nine months ended September 30, 2015 and 2014; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
(Registrant)

Date:	October 22, 2015	By:	/s/ Michelle D. Esterman
Michelle D. Esterman
Chief Financial Officer
(On behalf of the Registrant and as its Principal Financial Officer)