Form 10-Q
period 2016-03-31
Altisource Portfolio Solutions S.A.
filed 2016-04-28
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 22, 2016, there were 18,479,374 outstanding shares of the registrant’s shares of beneficial interest (excluding 6,933,374 shares held as treasury stock).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Condensed Consolidated Financial Statements (Unaudited)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$159,705	$179,327
Available for sale securities	30,417	—
Accounts receivable, net	97,645	105,023
Prepaid expenses and other current assets	26,721	21,751
Total current assets	314,488	306,101

Premises and equipment, net	116,937	119,121
Goodwill	82,801	82,801
Intangible assets, net	184,792	197,003
Deferred tax assets, net	3,330	3,619
Other assets	13,246	13,153

Total assets	$715,594	$721,798

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$80,768	$91,871
Current portion of long-term debt	5,945	5,945
Deferred revenue	12,634	15,060
Other current liabilities	18,276	16,266
Total current liabilities	117,623	129,142

Long-term debt, less current portion	521,185	522,233
Other non-current liabilities	14,821	18,153

Commitments, contingencies and regulatory matters (Note 22)

Equity:
Common stock ($1.00 par value; 25,413 shares authorized and issued and 18,603 outstanding as of March 31, 2016; 25,413 shares authorized and issued and 19,021 outstanding as of December 31, 2015)	25,413	25,413
Additional paid-in capital	98,198	96,321
Retained earnings	385,452	369,270
Accumulated other comprehensive income	699	—
Treasury stock, at cost (6,810 shares as of March 31, 2016 and 6,392 shares as of December 31, 2015)	(449,039)	(440,026)
Altisource equity	60,723	50,978

Non-controlling interests	1,242	1,292
Total equity	61,965	52,270

Total liabilities and equity	$715,594	$721,798

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Three months ended March 31,
	2016	2015

Revenue	$250,132	$240,482
Cost of revenue	168,863	172,826

Gross profit	81,269	67,656
Selling, general and administrative expenses	53,616	52,406

Income from operations	27,653	15,250
Other income (expense), net:
Interest expense	(6,541)	(7,160)
Other than temporary impairment loss on securities	—	(3,285)
Other income (expense), net	(27)	3
Total other income (expense), net	(6,568)	(10,442)

Income before income taxes and non-controlling interests	21,085	4,808
Income tax provision	(2,193)	(400)

Net income	18,892	4,408
Net income attributable to non-controlling interests	(398)	(710)

Net income attributable to Altisource	$18,494	$3,698

Earnings per share:
Basic	$0.98	$0.18
Diluted	$0.92	$0.18

Weighted average shares outstanding:
Basic	18,855	20,172
Diluted	20,040	20,995

Comprehensive income:
Net income	$18,892	$4,408
Other comprehensive income, net of tax:
Unrealized gain on securities, net of income tax expense of $289 and $0	699	—

Comprehensive income, net of tax	19,591	4,408
Comprehensive income attributable to non-controlling interests	(398)	(710)

Comprehensive income attributable to Altisource	$19,193	$3,698

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Altisource Equity						Non-controlling interests
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock, at cost		Total
	Shares

Balance, December 31, 2014	25,413	$25,413	$91,509	$367,967	$—	$(444,495)	$1,049	$41,443
Comprehensive income:
Net income	—	—	—	3,698	—	—	710	4,408
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—
Distributions to non-controlling interest holders	—	—	—	—	—	—	(657)	(657)
Share-based compensation expense	—	—	443	—	—	—	—	443
Exercise of stock options	—	—	—	(1,701)	—	1,904	—	203
Repurchase of shares	—	—	—	—	—	(3,959)	—	(3,959)

Balance, March 31, 2015	25,413	$25,413	$91,952	$369,964	$—	$(446,550)	$1,102	$41,881

Balance, December 31, 2015	25,413	$25,413	$96,321	$369,270	$—	$(440,026)	$1,292	$52,270
Comprehensive income:
Net income	—	—	—	18,494	—	—	398	18,892
Other comprehensive income, net of tax	—	—	—	—	699	—	—	699
Distributions to non-controlling interest holders	—	—	—	—	—	—	(448)	(448)
Share-based compensation expense	—	—	1,877	—	—	—	—	1,877
Exercise of stock options	—	—	—	(2,312)	—	2,678	—	366
Repurchase of shares	—	—	—	—	—	(11,691)	—	(11,691)

Balance, March 31, 2016	25,413	$25,413	$98,198	$385,452	$699	$(449,039)	$1,242	$61,965

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2016	2015

Cash flows from operating activities:
Net income	$18,892	$4,408
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,208	8,826
Amortization of intangible assets	12,211	8,891
Other than temporary impairment loss on HLSS securities	—	3,285
Change in the fair value of acquisition related contingent consideration	96	148
Share-based compensation expense	1,877	443
Bad debt expense	876	607
Amortization of debt discount	116	127
Amortization of debt issuance costs	322	351
Deferred income taxes	—	(24)
Gain on disposal of fixed assets	(10)	(19)
Changes in operating assets and liabilities:
Accounts receivable	6,502	(15,140)
Prepaid expenses and other current assets	(4,970)	2,413
Other assets	(109)	127
Accounts payable and accrued expenses	(12,133)	(27,559)
Other current and non-current liabilities	(3,844)	(2,822)
Net cash provided by (used in) operating activities	29,034	(15,938)

Cash flows from investing activities:
Additions to premises and equipment	(5,984)	(3,931)
Purchase of available for sale securities	(29,429)	(29,966)
Other investing activities	16	(4)
Net cash used in investing activities	(35,397)	(33,901)

Cash flows from financing activities:
Repayment of long-term debt	(1,486)	(1,486)
Proceeds from stock option exercises	366	203
Purchase of treasury stock	(11,691)	(3,959)
Distributions to non-controlling interests	(448)	(657)
Net cash used in financing activities	(13,259)	(5,899)

Net decrease in cash and cash equivalents	(19,622)	(55,738)
Cash and cash equivalents at the beginning of the period	179,327	161,361

Cash and cash equivalents at the end of the period	$159,705	$105,623

Supplemental cash flow information:
Interest paid	$6,104	$6,655
Income taxes paid, net	3,830	1,520

Non-cash investing and financing activities:
Increase (decrease) in payables for purchases of premises and equipment	$1,030	$(3,638)

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
Basis of Accounting and Presentation
The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the interim data includes all normal recurring adjustments considered necessary to fairly state the results for the interim periods presented. The preparation of interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our interim condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Intercompany transactions and accounts have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current year presentation.
Altisource consolidates three cooperative entities which are managed by the Mortgage Partnership of America, L.L.C. (“MPA”), a wholly-owned subsidiary of Altisource, Best Partners Mortgage Cooperative, Inc., doing business as the Lenders One® mortgage cooperative (“Lenders One”), Best Partners Mortgage Brokers Cooperative, Inc., doing business as the Wholesale One® mortgage cooperative (“Wholesale One”) and Best Partners Residential Investor Cooperative, Inc., doing business as the Residential Investor One™ cooperative (“Residential Investor One”). MPA provides services to Lenders One under a management agreement that ends on December 31, 2025 and to Wholesale One and Residential Investor One under management agreements that end on July 8, 2039 (with automatic renewals for three successive five-year periods) and March 12, 2040 (with automatic renewals for three successive five-year periods), respectively.
The management agreements between MPA and Lenders One, Wholesale One and Residential Investor One, pursuant to which MPA is the management company, represent variable interests in variable interest entities. MPA is the primary beneficiary of Lenders One, Wholesale One and Residential Investor One as it has the power to direct the activities that most significantly impact each of these cooperatives’ economic performance and the right to receive benefits from each of these cooperatives. As a result, Lenders One, Wholesale One and Residential Investor One are presented in the accompanying condensed consolidated financial statements on a consolidated basis with the interests of the members reflected as non-controlling interests. As of March 31, 2016, Lenders One had total assets of $2.1 million and total liabilities of $1.0 million.  As of December 31, 2015, Lenders One had total assets of $4.9 million and total liabilities of $3.7 million. As of March 31, 2016 and December 31, 2015, Wholesale One and Residential Investor One each had less than $0.1 million in total assets and less than $0.1 million in total liabilities.
These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 15, 2016.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

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
Recently Adopted Accounting Pronouncements
On January 1, 2016, Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, became effective. As a result of this accounting change, the Company now presents debt issuance costs, net as a direct deduction from the related debt (see Note 12). Prior to January 1, 2016, debt issuance costs, net were included in other assets. We adopted the standard retrospectively; accordingly, prior period amounts were reclassified to conform to the current presentation.
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
In January 2016, FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This standard will require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The standard also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. It also amends certain financial statement presentation and disclosure requirements associated with the fair value of financial instruments.  This standard will be effective for annual periods beginning after December 31, 2017, including interim periods within that reporting period.  Early adoption is not permitted.  The Company is currently evaluating the impact this new guidance may have on its results of operations and financial position.
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
In March 2016, FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This new standard clarifies guidance on principal versus agent considerations in connection with revenue recognition. When another party is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its promise is to provide the specified good or service itself (that is, the

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent). An entity is a principal if it controls the specified good or service before that good or service is transferred to a customer. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customer. This new standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, although not prior to annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact this new guidance may have on its results of operations and financial position.
In March 2016, FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This new standard simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  The standard will require companies to recognize all award-related excess tax benefits and tax deficiencies in their income statements, classify any excess tax benefits as an operating activity in their statements of cash flows, provide companies with the option of estimating forfeitures or recognizing forfeitures as they occur, modify the statutory tax withholding requirements and classify cash paid by employers when directly withholding shares for tax withholding purposes as an investing activity in their statements of cash flows.  This standard will be effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. Early application of this standard is permitted. The Company is currently evaluating the impact this new guidance may have on its results of operations and financial position.
In April 2016, FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This new standard provides guidance on identifying performance obligations in a contract with a customer and clarifying several licensing considerations, including whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time) and guidance on sales-based and usage-based royalties. This new standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, although not prior to annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact this new guidance may have on its results of operations and financial position.

NOTE 2 — CUSTOMER CONCENTRATION
Ocwen Financial Corporation together with its subsidiaries (“Ocwen”) is our largest customer. Ocwen purchases certain mortgage services and technology services from us under the terms of master services agreements and amendments to master services agreements (collectively, the “Service Agreements”) with terms extending through August 2025. Certain of the Service Agreements, among other things, contain a “most favored nation” provision and the parties to the Service Agreements have the right to renegotiate pricing. Certain agreements also prohibit Ocwen from establishing fee-based businesses that would directly or indirectly compete with Altisource’s services with respect to the Homeward Residential, Inc. and Residential Capital, LLC portfolios. In addition, Ocwen purchases certain origination services from Altisource under an agreement that extends through January 2017.
Revenue from Ocwen primarily consists of revenue earned directly from Ocwen and revenue earned from the loans serviced by Ocwen when Ocwen designates us as the service provider. Revenue from Ocwen as a percentage of segment and consolidated revenue was as follows for the three months ended March 31:

	2016	2015

Mortgage Services	60%	63%
Financial Services	14%	25%
Technology Services	45%	47%
Consolidated revenue	56%	59%

For the three months ended March 31, 2016 and 2015, we generated revenue from Ocwen of $140.1 million and $141.4 million, respectively. Services provided to Ocwen during such periods and reported in the Mortgage Services segment included real estate asset management and sales, residential property valuation, trustee management services, property inspection and preservation and insurance services. Services provided to Ocwen and reported in the Financial Services segment included mortgage charge-off collections. Services provided to Ocwen and reported in the Technology Services segment included information technology infrastructure management and software applications. As of March 31, 2016, accounts receivable from Ocwen totaled $29.1 million, $16.5 million of which was billed and $12.7 million of which was unbilled. As of December 31, 2015, accounts receivable from Ocwen totaled $38.2 million, $20.4 million of which was billed and $17.8 million of which was unbilled.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

We earn additional revenue related to the portfolios serviced by Ocwen when a party other than Ocwen selects Altisource as the service provider. For the three months ended March 31, 2016 and 2015, we recognized revenue of $46.6 million and $53.5 million, respectively, related to the portfolios serviced by Ocwen when a party other than Ocwen selected Altisource as the service provider. These amounts are not included in deriving revenue from Ocwen as a percentage of revenue in the table above.
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
Ocwen
Revenue
For the period from January 1, 2015 through January 16, 2015, we estimated that we generated revenue from Ocwen of $22.9 million. Services provided to Ocwen during such periods included real estate asset management and sales, residential property valuation, trustee management services, property inspection and preservation, insurance services, charge-off mortgage collections, information technology infrastructure management and software applications.
We record revenue we earn from Ocwen under the Service Agreements at rates we believe to be comparable market rates as we believe they are consistent with the fees we charge to other customers and/or fees charged by our competitors for comparable services.
Cost of Revenue and Selling, General and Administrative Expenses
At times, we have used Ocwen’s contractors and/or employees to support Altisource related services. Ocwen generally billed us for these contractors and/or employees based on their fully-allocated cost. Additionally, through March 31, 2015, we purchased certain data relating to Ocwen’s servicing portfolio in connection with a Data Access and Services Agreement. Based upon our previously provided notice, the Data Access and Services Agreement was terminated effective March 31, 2015. For the period from January 1, 2015 through January 16, 2015, we estimated that we incurred $1.9 million of expenses related to these items. These amounts are reflected as a component of cost of revenue in the condensed consolidated statements of operations and comprehensive income.
We provided certain other services to Ocwen and Ocwen provided certain other services to us in connection with Support Services Agreements. These services primarily included such areas as vendor management, corporate services and facilities related services. Billings for these services were generally based on the fully-allocated cost of providing the service based on an estimate of the time and expense of providing the service or estimates thereof. Of the January 2015 billings to Ocwen, we estimated that $0.1 million related to the period from January 1, 2015 through January 16, 2015. Of the January 2015 billings from Ocwen, we estimated that $0.3 million related to the period from January 1, 2015 through January 16, 2015. These amounts are reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Residential and AAMC
Residential is focused on acquiring and managing single family rental properties throughout the United States. AAMC’s primary business is to provide portfolio management and corporate governance services to investment vehicles that own real estate assets. Currently, AAMC’s primary client is Residential.
We have agreements, which extend through 2027, to provide Residential with renovation management, lease management, property management, real estate owned asset management, title insurance, settlement and valuation services. In addition, we have agreements with Residential and AAMC pursuant to which we may provide services such as finance, human resources, facilities, technology and insurance risk management. Further, we have separate agreements for certain services related to income tax matters, trademark licenses and technology products and services.
For the period from January 1, 2015 through January 16, 2015, we estimated that we generated revenue from Residential of $1.0 million. This amount is reflected in revenue in the condensed consolidated statements of operations and comprehensive income. This excludes revenue from services we provide to Residential’s loans serviced by Ocwen or other loan servicers where we were retained by Ocwen or Residential’s other loan servicers.
For the period from January 1, 2015 through January 16, 2015, our billings to AAMC were immaterial.
NOTE 4 — ACQUISITIONS

RentRange, Investability and Onit Solutions Acquisitions

On October 9, 2015, we acquired GoldenGator, LLC (doing business as RentRange®) (“RentRange”), REIsmart, LLC (doing business as Investability™) (“Investability”) and Onit Solutions, LLC, a support company for RentRange and Investability (collectively “RentRange and Investability”). RentRange is a leading provider of rental home data and information to the financial services and real estate industries, delivering a wide assortment of address and geography level data, analytics, and rent-based valuation solutions for single and multi-family properties. Investability is an online residential real estate search and acquisition platform that utilizes data and analytics to allow real estate investors to access the estimated cash flow, capitalization rate, net yield and market value of properties for sale in the United States. The purchase price of $24.8 million was composed of $17.5 million in cash and 247 thousand shares of restricted common stock of the Company with a value of $7.3 million as of the closing date. Upon issuance, the restricted stock is subject to transfer restrictions and potential forfeiture provisions. These restrictions and forfeiture provisions will lapse over a four year period, subject to the recipients meeting certain continued employment conditions with the Company and the satisfaction of certain acquisition related escrow release conditions. RentRange and Investability are not material in relation to the Company’s results of operations or financial position.

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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

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

NOTE 5 — AVAILABLE FOR SALE SECURITIES

During the three months ended March 31, 2016, we purchased 2.5 million shares of Residential common stock for $29.4 million in the open market.  This investment is classified as available for sale and reflected in the condensed consolidated balance sheets at fair value at the balance sheet date ($30.4 million as of March 31, 2016) (no comparative amount as of December 31, 2015). Unrealized gains and losses on available for sale securities are reflected in other comprehensive income, unless there is an impairment that is other than temporary.  In the event that a decline in market value is other than temporary, we would record a charge to earnings and a new cost basis in the investment would be established.

NOTE 6 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

(in thousands)	March 31, 2016	December 31, 2015

Billed	$63,950	$67,021
Unbilled	53,026	56,458
	116,976	123,479
Less: allowance for doubtful accounts	(19,331)	(18,456)

Total	$97,645	$105,023

Unbilled receivables consist primarily of certain asset management and default management services for which we generally recognize revenues over the service delivery period but bill following completion of the service. We also include in unbilled receivables amounts that are earned during a month and billed in the following month.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 7 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

(in thousands)	March 31, 2016	December 31, 2015

Maintenance agreements, current portion	$8,230	$7,000
Income taxes receivable	1,942	633
Prepaid expenses	7,768	7,873
Other current assets	8,781	6,245

Total	$26,721	$21,751

NOTE 8 — PREMISES AND EQUIPMENT, NET

Premises and equipment, net consists of the following:

(in thousands)	March 31, 2016	December 31, 2015

Computer hardware and software	$180,405	$177,010
Office equipment and other	23,374	21,720
Furniture and fixtures	14,780	14,443
Leasehold improvements	36,362	35,503
	254,921	248,676
Less: accumulated depreciation and amortization	(137,984)	(129,555)

Total	$116,937	$119,121
Depreciation and amortization expense amounted to $9.2 million and $8.8 million for the three months ended March 31, 2016 and 2015, respectively, and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive income.
NOTE 9 — GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The following is a summary of goodwill by segment:

(in thousands)	Mortgage Services	Financial Services	Technology Services	Total

Balance as of March 31, 2016 and December 31, 2015	$80,423	$2,378	$—	$82,801

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Intangible Assets, net
Intangible assets, net consist of the following:

	Weighted average estimated useful life (in years)	Gross carrying amount		Accumulated amortization		Net book value
(in thousands)		March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015

Definite lived intangible assets:
Trademarks and trade names	13	$15,244	$15,244	$(6,822)	$(6,491)	$8,422	$8,753
Customer related intangible assets	10	274,428	274,428	(124,881)	(113,725)	149,547	160,703
Operating agreement	20	35,000	35,000	(10,792)	(10,354)	24,208	24,646
Non-compete agreements	4	1,435	1,435	(219)	(115)	1,216	1,320
Intellectual property	10	300	300	(63)	(55)	237	245
Other intangible assets	5	1,375	1,375	(213)	(39)	1,162	1,336

Total		$327,782	$327,782	$(142,990)	$(130,779)	$184,792	$197,003

Amortization expense for definite lived intangible assets was $12.2 million and $8.9 million for the three months ended March 31, 2016 and 2015, respectively. Expected annual definite lived intangible asset amortization for 2016 through 2020 is $35.7 million, $26.7 million, $23.6 million, $21.4 million and $19.5 million, respectively.
NOTE 10 — OTHER ASSETS

Other assets consist of the following:

(in thousands)	March 31, 2016	December 31, 2015

Security deposits	$5,561	$5,341
Maintenance agreements, non-current portion	1,713	1,570
Restricted cash	4,780	4,801
Other	1,192	1,441

Total	$13,246	$13,153

NOTE 11 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following:

(in thousands)	March 31, 2016	December 31, 2015

Accounts payable	$16,961	$11,644
Accrued expenses - general	28,623	30,347
Accrued salaries and benefits	30,792	46,564
Income taxes payable	4,392	3,316

Total	$80,768	$91,871

Other current liabilities consist of the following:

(in thousands)	March 31, 2016	December 31, 2015

Unfunded cash account balances	$6,533	$6,395
Other	11,743	9,871

Total	$18,276	$16,266

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 12 — LONG-TERM DEBT

Long-term debt consists of the following:

(in thousands)	March 31, 2016	December 31, 2015

Senior secured term loan	$535,112	$536,598
Less: debt issuance costs, net	(5,862)	(6,184)
Less: unamortized discount, net	(2,120)	(2,236)
Net long-term debt	527,130	528,178
Less: current portion	(5,945)	(5,945)

Long-term debt, less current portion	$521,185	$522,233

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
In addition to the scheduled principal payments, subject to certain exceptions, the term loan is subject to mandatory prepayment upon issuances of debt, casualty and condemnation events and sales of assets, as well as from a percentage of Consolidated Excess Cash Flow if the leverage ratio is greater than 3.00 to 1.00, as calculated in accordance with the provisions of the senior secured term loan (the percentage increases if the leverage ratio exceeds 3.50 to 1.00).  No mandatory prepayments were owed for the three months ended March 31, 2016.
In April 2016, we repurchased a portion of our senior secured term loan with a par value of $28.0 million at a 13.1% discount. After the April 2016 repurchase, net long-term debt was $499.5 million. The early extinguishment of a portion of the debt will be recorded in the second quarter of 2016.
The term loan bears interest at rates based upon, at our option, the Adjusted Eurodollar Rate or the Base Rate.  Adjusted Eurodollar Rate loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Adjusted Eurodollar Rate for the applicable interest period and (y) 1.00% plus (ii) a 3.50% margin.  Base Rate loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Base Rate and (y) 2.00% plus (ii) a 2.50% margin. The interest rate at March 31, 2016 was 4.50%.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

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
As of March 31, 2016, debt issuance costs were $5.9 million, net of $4.4 million of accumulated amortization.  As of December 31, 2015, debt issuance costs were $6.2 million, net of $4.1 million of accumulated amortization.
Interest expense on the term loans totaled $6.5 million and $7.2 million for the three months ended March 31, 2016 and 2015, respectively.
NOTE 13 — OTHER NON-CURRENT LIABILITIES

Other non-current liabilities consist of the following:

(in thousands)	March 31, 2016	December 31, 2015

Acquisition related contingent consideration	$882	$3,932
Other non-current liabilities	13,939	14,221

Total	$14,821	$18,153

NOTE 14 — FAIR VALUE
Fair Value Measurements on a Recurring Basis
In accordance with ASC Topic 805, Business Combinations, liabilities for contingent consideration are reflected at fair value and adjusted each reporting period with the change in fair value recognized in earnings. Liabilities for acquisition related contingent consideration were recorded in connection with the acquisitions of certain assets and assumed certain liabilities of Mortgage Builder Software, Inc. and Owners Advantage, LLC in 2014. The total fair value of the liabilities for acquisition related contingent consideration was $4.0 million and $3.9 million as of March 31, 2016 and December 31, 2015, respectively. We measure the liabilities for acquisition related contingent consideration using Level 3 inputs as they are determined based on the present value of future estimated payments, which include sensitivities pertaining to discount rates and financial projections.
Available for sale securities are carried at fair value and consist of 2.5 million shares of Residential common stock as of March 31, 2016 (no comparative amount as of December 31, 2015).  As of March 31, 2016, the fair value of available for sale securities was $30.4 million (no comparative amount as of December 31, 2015).  Available for sale securities are measured using Level 1 inputs as these securities have quoted prices in active markets.
There were no transfers between different levels during the periods presented.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Fair Value of Financial Instruments
The following table presents the carrying amount and estimated fair value of financial instruments held by the Company as of March 31, 2016 and December 31, 2015. The following fair values are estimated using market information and what the Company believes to be appropriate valuation methodologies under GAAP are as follows:

	March 31, 2016			December 31, 2015
(in thousands)	Carrying amount	Fair value		Carrying amount	Fair value
		Level 1	Level 2		Level 1	Level 2

Cash and cash equivalents	$159,705	$159,705	$—	$179,327	$179,327	$—
Restricted cash	4,780	4,780	—	4,801	4,801	—
Long-term debt	535,112	—	476,250	536,598	—	469,523
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
NOTE 15 — SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Stock Repurchase Plan
On May 20, 2015, our shareholders approved a new share repurchase program, which replaced the previous share repurchase program. Under the new program, we are authorized to purchase up to 3.0 million shares of our common stock, based on a limit of 15% of the outstanding shares of common stock on the date of approval at a minimum price of $1.00 per share and a maximum price of $500.00 per share.  This is in addition to amounts previously purchased under prior programs.  Under the existing and prior programs, we purchased 0.5 million shares of common stock at an average price of $25.17 per share during the three months ended March 31, 2016 and 0.2 million shares at an average price of $23.44 per share during the three months ended March 31, 2015. As of March 31, 2016, approximately 1.0 million shares of common stock remain available for repurchase under the new program. Our senior secured term loan limits the amount we can spend on share repurchases and may prevent repurchases in certain circumstances. As of March 31, 2016, approximately $333 million was available to repurchase our common stock under our senior secured term loan.
Share-Based Compensation
We issue share-based awards in the form of stock options and certain other equity-based awards for certain employees and officers.  We recorded share-based compensation expense of $1.9 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, estimated unrecognized compensation costs related to share-based awards amounted to $10.4 million, which we expect to recognize over a weighted average remaining requisite service period of approximately 2.65 years.
Stock Options
Stock option grants are composed primarily of a combination of service-based and market-based options.
Service-Based Options.  These options generally vest over three or four years with equal annual cliff-vesting and expire on the earlier of ten years after the date of grant or following termination of service. A total of 1.2 million service-based awards were outstanding at March 31, 2016.
Market-Based Options.  These option grants generally have two components, each of which vests only upon the achievement of certain criteria. The first component, which we refer to internally as “ordinary performance” grants, consists of two-thirds of the market-based grant and begins to vest if the stock price is at least double the exercise price, as long as the stock price realizes a compounded annual gain of at least 20% over the exercise price. The remaining third of the market-based options, which we refer to internally as “extraordinary performance” grants, begins to vest if the stock price is at least triple the exercise

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

price, as long as the stock price realizes a compounded annual gain of at least 25% over the exercise price. The vesting schedule for substantially all market-based awards is 25% upon achievement of the criteria and thereafter the remaining 75% in three equal annual installments. Market-based options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service or in the final three years of the option term, in which case vesting will generally continue in accordance with the provisions of the award agreement. A total of 2.0 million market-based awards were outstanding at March 31, 2016.
The Company granted 0.1 million stock options (at a weighted average exercise price of $27.48 per share) and less than 0.1 million stock options (at a weighted average exercise price of $26.42 per share) during the three months ended March 31, 2016 and 2015, respectively.
The fair value of the service-based options was determined using the Black-Scholes option pricing model and the fair value of the market-based options was determined using a lattice (binomial) model. The following assumptions were used to determine the fair value as of the grant date:

	Three months ended March 31, 2016		Three months ended March 31, 2015
	Black-Scholes	Binomial	Black-Scholes	Binomial

Risk-free interest rate (%)	1.25% - 1.89%	0.23% - 1.97%	1.67%	0.02% - 2.01%
Expected stock price volatility (%)	59.75% - 62.14%	59.76% - 62.14%	55.06%	55.06%
Expected dividend yield	—	—	—	—
Expected option life (in years)	6.25	4.55 - 4.88	6.25	4.45 - 4.92
Fair value	$11.15 - $16.30	$11.06 - $15.73	$11.69	$10.68 - $11.93
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
The following table summarizes the weighted average grant date fair value of stock options granted per share, the total intrinsic value of stock options exercised and the grant date fair value of stock options that vested during the period presented:

	Three months ended March 31,
(in thousands, except per share amounts)	2016	2015

Weighted average grant date fair value of stock options granted per share	$15.77	$11.56
Intrinsic value of options exercised	601	176
Grant date fair value of stock options that vested	187	264

The following table summarizes the activity related to our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2015	3,163,125	$20.13	4.94	$35,842
Granted	66,000	27.48
Exercised	(40,000)	9.14
Forfeited	(24,968)	24.25

Outstanding at March 31, 2016	3,164,157	20.40	4.57	26,028

Exercisable at March 31, 2016	2,181,083	14.70	2.70	24,063

Other Share-Based Awards
The Company’s other share-based and similar types of awards are composed of restricted shares and Equity Appreciation Rights (“EARs”).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

The restricted shares are service-based awards that vest over one to four years with either annual cliff-vesting, vesting of all of the restricted shares at the end of the vesting period or vesting beginning after two years of service. No restricted shares were granted during the three months ended March 31, 2016. A total of 0.3 million unvested service-based restricted shares were outstanding at March 31, 2016.
The following table summarizes the activity related to our restricted shares:

Number of restricted shares

Outstanding at December 31, 2015	272,326
Issued	(5,600)
Forfeited	(2,500)

Outstanding at March 31, 2016	264,226
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

The participating employee will have the opportunity at certain times specified in the award agreement to exercise EARs that have vested and in exchange will receive share equivalency units, the number of which will be based on the increase in value of the division and the amount of EARs awarded to the participating employee that are exercised. After a holding period of six months and one day, the Company, the applicable division or an affiliate of the Company may redeem the share equivalency units for a payment equal to the then fair market value of the share equivalency units. At the Company’s option, the share equivalency units may be redeemed for cash, shares of Altisource’s common stock under its shareholder approved equity incentive plan, a subordinated note payable or, under certain circumstances where the division has been converted into a company form, shares of that company. Upon the occurrence of certain corporate transactions, including the sale of the division, a qualified initial public offering of the equity of the division or a spin-off of the division, the Company will have the right to repurchase and cancel any outstanding share equivalency units or shares of the division that have been issued in payment of redeemed share equivalency units, and the applicable plan administrator will have the discretion to adjust the terms of the applicable division EAR plan and any outstanding EARs.

There were no EARs granted during the three months ended March 31, 2016.

The following table reflects outstanding EARs (expressed as a percentage of each of the divisions):

	Consumer Analytics	Document Solutions	Marketplace Solutions

Outstanding at December 31, 2015 and March 31, 2016	5.6%	5.6%	5.3%

Share-based compensation expense for stock options, restricted shares and EARs is recorded net of estimated forfeiture rates ranging from 0% to 40%.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 16 — REVENUE

Revenue includes service revenue, reimbursable expenses and non-controlling interests. Service revenue consists of amounts attributable to our fee-based services. Reimbursable expenses and non-controlling interests are pass-through items for which we earn no margin. Reimbursable expenses consist of amounts we incur on behalf of our customers in performing our fee-based services, but we pass such costs directly on to our customers without any additional markup. Non-controlling interests represent the earnings of Lenders One, Wholesale One and Residential Investor One, consolidated entities not owned by Altisource, and are included in revenue and reduced from net income to arrive at net income attributable to Altisource (see Note 1). The components of revenue were as follows for the three months ended March 31:

(in thousands)	2016	2015

Service revenue	$234,280	$207,816
Reimbursable expenses	15,454	31,956
Non-controlling interests	398	710

Total	$250,132	$240,482

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

(in thousands)	2016	2015

Compensation and benefits	$65,063	$69,326
Outside fees and services	71,803	53,247
Reimbursable expenses	15,454	31,956
Technology and telecommunications	9,940	11,893
Depreciation and amortization	6,603	6,404

Total	$168,863	$172,826

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

(in thousands)	2016	2015

Compensation and benefits	$13,991	$12,763
Occupancy related costs	9,083	10,654
Amortization of intangible assets	12,211	8,891
Professional services	6,740	7,990
Marketing costs	6,492	5,353
Depreciation and amortization	2,605	2,422
Other	2,494	4,333

Total	$53,616	$52,406

NOTE 19 — OTHER THAN TEMPORARY IMPAIRMENT LOSS ON SECURITIES

During March 2015, we purchased 1.6 million shares of HLSS common stock in the open market for $30.0 million (1,613,125 shares at an average price per share of $18.58).  This investment was classified as available for sale.  On April 6, 2015, HLSS completed the sale of substantially all of its assets to New Residential Investment Corp. (“NRZ”) and adopted a plan of complete

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

liquidation and dissolution.  Based on HLSS’ sale of substantially all of its assets to NRZ, we determined that our investment in HLSS was other than temporarily impaired.  Accordingly, we recognized an other than temporary impairment loss on HLSS equity securities of $3.3 million in the accompanying condensed consolidated statements of operations and comprehensive income during the three months ended March 31, 2015. This amount reflected the difference between the cost and fair value of the HLSS equity securities as of March 31, 2015 (based on 1,613,125 shares at $16.54 per share) (no comparative amount in 2016).

NOTE 20 — OTHER INCOME (EXPENSE), NET

Other income (expense), net consists of the following for the three months ended March 31:

(in thousands)	2016	2015

Interest income	$11	$31
Other, net	(38)	(28)

Total	$(27)	$3

NOTE 21 — EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the assumed conversion of all dilutive securities using the treasury stock method.

Basic and diluted EPS are calculated as follows for the three months ended March 31:

(in thousands, except per share data)	2016	2015

Net income attributable to Altisource	$18,494	$3,698

Weighted average common shares outstanding, basic	18,855	20,172
Dilutive effect of stock options and restricted shares	1,185	823

Weighted average common shares outstanding, diluted	20,040	20,995

Earnings per share:
Basic	$0.98	$0.18

Diluted	$0.92	$0.18

For the three months ended March 31, 2016 and 2015, 0.4 million options and 0.7 million options, respectively, that were anti-dilutive have been excluded from the computation of diluted EPS.  These options were anti-dilutive and excluded from the computation of diluted EPS because their exercise price was greater than the average market price of our common stock. Also excluded from the computation of diluted EPS are 0.3 million options and 0.2 million options for the three months ended March 31, 2016 and 2015, respectively, granted for shares that are issuable upon the achievement of certain market and performance criteria related to our common stock price and an annualized rate of return to investors that have not yet been met.

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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

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

On February 11, 2015, W.A. Sokolowski, an alleged shareholder of Ocwen Financial Corporation, filed an amended shareholder derivative complaint in the United States District Court for the Southern District of Florida against Ocwen Financial Corporation (as a nominal defendant), certain of its current or former officers and directors, Altisource Portfolio Solutions S.A. and other companies. The suit seeks recovery of an unspecified amount of damages for alleged breaches of fiduciary duty by Ocwen Financial Corporation’s officers and directors, which were allegedly aided and abetted by Altisource Portfolio Solutions S.A. and other defendants. Altisource Portfolio Solutions S.A. filed a motion to dismiss the complaint on November 9, 2015. While that motion was pending, additional lawsuits alleging similar claims for alleged breaches of fiduciary duties by current or former Ocwen Financial Corporation officers and directors were filed in or transferred to the Court. The Court subsequently consolidated these actions and denied Altisource Portfolio Solutions S.A.’s motion to dismiss the Sokolowski complaint without prejudice to re-file following appointment of lead counsel for the consolidated action and the filing or designation of an operative complaint. Lead counsel for plaintiffs filed their Consolidated Verified Shareholder Derivative Complaint (the “Consolidated Complaint”) on March 8, 2016. The Consolidated Complaint alleges claims that Altisource Portfolio Solutions S.A., its subsidiary Beltline Road Insurance Agency, Inc. and other defendants aided and abetted alleged breaches of fiduciary duties by Ocwen Financial Corporation officers and directors and/or were unjustly enriched in connection with business dealings with Ocwen Financial Corporation. The Consolidated Complaint also seeks contribution from Altisource Portfolio Solutions S.A., its subsidiary Beltline Road Insurance Agency, Inc. and other defendants for amounts Ocwen Financial Corporation paid in connection with a settlement with the New York State Department of Financial Services. The current deadline for defendants to respond to the Consolidated Complaint is May 13, 2016. Altisource Portfolio Solutions S.A. and Beltline Road Insurance Agency, Inc. intend to vigorously defend the lawsuit and to move to dismiss all claims against them.

On March 26, 2015, Robert Moncavage, an alleged shareholder of Ocwen Financial Corporation, filed an amended shareholder derivative complaint in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida against Ocwen Financial Corporation (as a nominal defendant), certain of its current or former officers and directors, Altisource Portfolio Solutions S.A. and other companies. The suit seeks recovery of an unspecified amount of damages for alleged breaches of fiduciary duties by the current or former Ocwen Financial Corporation officers and directors, which were allegedly aided and abetted by Altisource Portfolio Solutions S.A. and other defendants. On November 9, 2015, the Court entered an order staying all proceedings in the case pending further order of the Court. If the litigation proceeds, Altisource Portfolio Solutions S.A. intends to vigorously defend the lawsuit and to move to dismiss all claims against it.

Altisource is unable to predict the outcomes of these lawsuits or reasonably estimate the potential loss, if any, arising from the suits, given that the forthcoming motions to dismiss in the second and third cases have not yet been adjudicated, a stay has been entered in the third case and significant legal and factual issues remain to be determined in all three cases.

In addition to the matters referenced above, we are involved in legal actions in the course of our business, some of which seek monetary damages. We do not believe that the outcome of these proceedings, both individually and in the aggregate, will have a material impact on our financial condition, results of operations or cash flows.

Regulatory Matters
Periodically, we are subject to audits, examinations and investigations by federal, state and local governmental authorities and receive subpoenas, civil investigative demands or other requests for information from such governmental authorities in connection with their regulatory or investigative authority. We are currently responding to such inquiries from governmental authorities relating to certain aspects of our business. We believe it is premature to predict the potential outcome or to estimate any potential financial impact in connection with these inquiries.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Ocwen Related Matters

Ocwen is our largest customer and 56% of our revenue for the three months ended March 31, 2016 was from Ocwen. Additionally, 19% of our revenue for the three months ended March 31, 2016 was earned on the portfolios serviced by Ocwen, when a party other than Ocwen selected Altisource as the service provider.

Ocwen has disclosed that it is subject to a number of ongoing federal and state regulatory examinations, consent orders, inquiries, requests for information and other actions and is subject to pending legal proceedings that have or could result in adverse regulatory or other actions against Ocwen. While not all inclusive, regulatory actions to date have included subjecting Ocwen to independent oversight of its operations and placing certain restrictions on its ability to acquire servicing rights. Ocwen may become subject to future federal and state regulatory investigations, inquiries, requests for information and legal proceedings, any of which could also result in adverse regulatory or other actions against Ocwen.

As a result of the sale of substantially all of the assets of HLSS to NRZ in April of 2015, NRZ owns the rights to approximately 78% of Ocwen’s non-government-sponsored enterprise (“non-GSE”) servicing rights as of December 31, 2015. Under an agreement between NRZ and Ocwen, NRZ has the right (not necessarily the ability) to transfer servicing away from Ocwen if Ocwen fails to achieve and maintain certain minimum servicer ratings on or after April 6, 2017.

Ocwen has also disclosed that in 2015 certain bondholders of Ocwen-serviced residential mortgage-backed securities (“RMBS”) alleged that Ocwen, as servicer defaulted on these servicing agreements. Ocwen has further disclosed that it has been directed by the trustee for two of the RMBS trusts to transfer servicing to another loan servicing company based on rating downgrades. Additional bondholders of RMBS may attempt to replace Ocwen as servicer as a result of such ratings downgrades or the alleged defaults.

All of the foregoing may have significant adverse effects on Ocwen’s business and our continuing relationships with Ocwen. For example, Ocwen may be required to alter the way it conducts business, including the parties it contracts with for services (including information technology and software services), it may be required to seek changes to its existing pricing structure with us, it may lose or sell some or all of its non-GSE servicing rights or subservicing arrangements or may lose one or more of its state servicing licenses. Additional regulatory actions may impose additional restrictions on or require changes in Ocwen’s business that could require it to sell assets or change its business operations. Any or all of these effects could result in our eventual loss of Ocwen as a customer or a reduction in the number and/or volume of services they purchase from us or the loss of other customers.

If any of the following events occurred, Altisource’s revenue would be significantly lower and our results of operations would be materially adversely affected, including from the possible impairment or write-off of goodwill, intangible assets, property and equipment, other assets and accounts receivable:

•	Altisource loses Ocwen as a customer or there is a significant reduction in the volume of services they purchase from us

•	Ocwen loses or sells a significant portion or all of its non-GSE servicing rights or subservicing arrangements and Altisource fails to be retained as a service provider

•	Ocwen loses state servicing licenses in states with a significant number of loans in Ocwen’s servicing portfolio

•	Altisource fails to be retained as a service provider

•	The contractual relationship between Ocwen and Altisource changes significantly or there are significant changes to our pricing to Ocwen for services from which we generate material revenue

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

In this regard, we have a plan that we believe would allow us to efficiently execute on this realignment. We believe that transfers of Ocwen’s servicing rights to a successor servicer(s) would take an extended period of time because of the approval required from many parties, including regulators, rating agencies, RMBS trustees, lenders and others. During this period of time, we believe we would continue to generate revenue from the services we provide to the transferred portfolio. Additionally, we have several growth initiatives that focus on diversifying and growing our revenue and customer base. Our major growth initiatives include:

•	Continue to grow our Servicer Solutions business

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

•	Continue to grow our Origination Solutions business

•	Continue to grow our Consumer Real Estate Solutions business

•	Continue to grow our Real Estate Investor Solutions business

We have an established sales and marketing strategy to support each of these initiatives.

Management believes our plans, together with current liquidity and cash flows from operations will be sufficient to meet working capital, capital expenditures, debt service and other cash needs. However, there can be no assurance that our plans would be successful or our operations would be profitable.

Escrow and Trust Balances

We hold customers’ assets in escrow and trust accounts at various financial institutions pending completion of certain real estate activities.  We also hold cash in trust accounts at various financial institutions where contractual obligations mandate maintaining dedicated bank accounts for our Financial Services segment’s collections.  These amounts are held in escrow and trust accounts for limited periods of time and are not included in the condensed consolidated balance sheets.  Amounts held in escrow and trust accounts were $63.8 million and $66.6 million at March 31, 2016 and December 31, 2015, respectively.

NOTE 23 — SEGMENT REPORTING

Our business segments are based upon our organizational structure, which focuses primarily on the services offered, and are consistent with the internal reporting used by our Chief Executive Officer (our Chief Operating Decision Maker) to evaluate operating performance and to assess the allocation of our resources.
We classify our businesses into three reportable segments. The Mortgage Services segment provides services that span the mortgage and real estate lifecycle and are typically outsourced by loan servicers, loan originators, home investors and other sellers and buyers of single family homes. The Financial Services segment provides collection and customer relationship management services primarily to debt originators and servicers (e.g., credit card, auto lending, retail credit and mortgage) and the utility, insurance and hotel industries. The Technology Services segment provides a portfolio of software, data analytics and information technology infrastructure management services that support the management of mortgage and real estate activities and marketplace transactions across the lifecycle. In addition, Corporate Items and Eliminations include eliminations of transactions between the reportable segments, interest expense and costs related to corporate support functions including executive, finance, law, compliance, human resources, vendor management, risk and sales and marketing costs not allocated to the business units. Intercompany transactions primarily consist of information technology infrastructure management services.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Financial information for our segments is as follows:

	Three months ended March 31, 2016
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue	$198,986	$20,104	$40,647	$(9,605)	$250,132
Cost of revenue	121,518	14,258	41,893	(8,806)	168,863
Gross profit (loss)	77,468	5,846	(1,246)	(799)	81,269
Selling, general and administrative expenses	26,969	4,309	6,558	15,780	53,616
Income (loss) from operations	50,499	1,537	(7,804)	(16,579)	27,653
Other income (expense), net	14	13	7	(6,602)	(6,568)

Income (loss) before income taxes and non-controlling interests	$50,513	$1,550	$(7,797)	$(23,181)	$21,085

	Three months ended March 31, 2015
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue	$177,006	$22,354	$51,970	$(10,848)	$240,482
Cost of revenue	114,804	15,103	52,723	(9,804)	172,826
Gross profit (loss)	62,202	7,251	(753)	(1,044)	67,656
Selling, general and administrative expenses	20,561	4,715	7,315	19,815	52,406
Income (loss) from operations	41,641	2,536	(8,068)	(20,859)	15,250
Other income (expense), net	(4)	(12)	1	(10,427)	(10,442)

Income (loss) before income taxes and non-controlling interests	$41,637	$2,524	$(8,067)	$(31,286)	$4,808

(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Total assets:
March 31, 2016	$307,913	$48,492	$206,167	$153,022	$715,594
December 31, 2015	325,461	53,757	165,778	176,802	721,798

Our services are provided to customers primarily located in the United States.  Premises and equipment, net consist of the following, by country:

(in thousands)	March 31, 2016	December 31, 2015

United States	$84,107	$85,021
India	19,287	21,187
Luxembourg	10,842	9,944
Philippines	2,424	2,664
Uruguay	277	305

Total	$116,937	$119,121

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is a supplement to the accompanying interim condensed consolidated financial statements and is intended to provide a reader of our financial statements with a narrative from the perspective of management on our businesses, current developments, financial condition, results of operations and liquidity. Our MD&A should be read in conjunction with our Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”) on March 15, 2016.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q regarding anticipated financial outcomes, business and market conditions, outlook and other similar statements related to Altisource’s future financial and operational performance are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of terminology such as “anticipate,” “intend,” “expect,” “may,” “could,” “should,” “would,” “plan,” “estimate,” “believe,” “predict,” “potential” or “continue” or the negative of these terms and other comparable terminology. Forward-looking statements are not guarantees of future performance and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially. The following are examples of such items and are not intended to be all inclusive:

•	assumptions related to the sources of liquidity and the adequacy of financial resources;

•	assumptions about our ability to grow our business, including executing on our strategic initiatives;

•	assumptions about our ability to improve margins;

•	expectations regarding collection rates and placements in our Financial Services segment;

•	assumptions regarding the impact of seasonality;

•	estimates regarding the calculation of our effective tax rate; and

•	estimates regarding our reserves and valuations.

Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the risks discussed in the “Risk Factors” section of our Form 10-K for the year ended December 31, 2015 and include the following:

•
if, as a result of difficulties faced by Ocwen Financial Corporation and its subsidiaries (“Ocwen”), we were to lose Ocwen as a customer or there is a significant reduction in the volume of services they purchase from us;

•	our ability to execute on our strategic initiatives;

•	our ability to retain our existing customers, expand relationships and attract new customers;

•	the level of loan delinquencies and charge-offs;

•	the level of origination volume;

•	technology failures;

•	the trend toward outsourcing;

•	our ability to raise debt;

•	our ability to retain our directors, executive officers and key personnel;

•	our ability to integrate acquired businesses;

•	our ability to comply with and burdens imposed by governmental regulations and policies and any changes in such regulations and policies; and

•	significant changes in the Luxembourg tax regime or interpretations of the Luxembourg tax regime.

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

OVERVIEW
Our Business
When we refer to “Altisource,” the “Company,” “we,” “us” or “our” we mean Altisource Portfolio Solutions S.A., a Luxembourg société anonyme, or public limited liability company, and its wholly-owned subsidiaries.
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
Asset management services - Asset management services principally include property preservation, property inspection, real estate owned (“REO”) asset management, the Hubzu® and Owners.com® consumer real estate portals and real estate brokerage services. We also provide property management, lease management and renovation management services for single family rental properties. Through RentRange and Investability, we provide rental home data and information to the financial services and real estate industries and an online residential real estate investor search and acquisition platform.
Insurance services - Insurance services principally include an array of insurance services including pre-foreclosure, REO and refinance title searches, title insurance agency services, settlement and escrow services and loss draft claims processing. Through CastleLine, we provide financial products (including insurance) and services to parties involved in the origination, underwriting, purchase and securitization of residential mortgages.
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
Origination management services - Origination management services principally include products, services and solutions utilized in the origination, underwriting and purchase of primarily residential mortgages. Through the Mortgage Partnership of America, L.L.C. (“MPA”) and our Altisource Origination Services business, which provides loan due diligence, fulfillment, contract underwriting and quality control services, we are focused largely on the residential mortgage market. MPA serves as the manager of Best Partners Mortgage Cooperative, Inc., doing business as the Lenders One® mortgage cooperative (“Lenders One”), Best Partners Mortgage Brokers Cooperative, Inc., doing business as the Wholesale One® mortgage cooperative (“Wholesale One”) and Best Partners Residential Investor Cooperative, Inc., doing business as the Residential Investor One™ cooperative (“Residential Investor One”). Lenders One is a national end-to-end marketplace for mortgage bankers and other mortgage market participants that provides its members with opportunities to: (i) expand revenue, (ii) reduce loan underwriting costs, (iii) increase operational efficiency and (iv) receive education and training. Wholesale One assists mortgage brokers and other third party originators with tools to improve their businesses and obtain better access to the capital markets. Residential Investor One was formed to deliver savings and efficiencies to individual and institutional residential real estate investors. We provide other origination related services in the residential property valuation business and insurance services businesses.

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
Technology Services: Provides a portfolio of software, data analytics and infrastructure management services that support the management of mortgage and real estate activities and marketplace transactions across the mortgage and real estate lifecycles. We currently provide our information technology (“IT”) infrastructure management services to Ocwen, Altisource Residential Corporation (“Residential”) and Altisource Asset Management Corporation (“AAMC”) through managed services agreements, and our other segments in a shared services model. Our software and analytics solutions primarily include the following software solutions, as described briefly below:
REALServicing® - An enterprise residential mortgage loan servicing platform that offers a platform for loan servicing, including loss mitigation and loan modifications. This solution spans the loan servicing lifecycle from loan boarding to satisfaction including automation for collections, borrower communications, payment processing and reporting.
REALSynergy® - A commercial real estate and multi-family loan servicing application that provides servicing and asset management capabilities.
REALResolution™ - A technology platform that provides servicers with an automated default management and home retention solution for delinquent and defaulted loans.
REALTrans® - A patented electronic services marketplace platform that automates vendor selection and the ordering, tracking and fulfilling of vendor provided services principally related to real estate and mortgage marketplaces. This technology solution, whether accessed through the web or integrated into existing business processing applications, connects to a marketplace of services through a single platform and delivers a method for managing a large scale network of vendors.
REALRemit® - A patented electronic invoicing and payment system that provides vendors with the ability to submit invoices electronically, provides payors with the ability to automatically adjudicate invoices according to user defined rules and for electronic payments to be fulfilled subject to approval review rules and workflows.
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
Pointillist™ - A cloud-based customer intelligence platform that empowers marketers to identify critical customer paths to purchase, upsell and satisfaction. The Pointillist marketing analytics platform is designed to reveal how consumer experiences drive business outcomes and analyze customer behavior to drive results across channels and over time.
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
Stock Repurchase Plan
On May 20, 2015, our shareholders approved a new share repurchase program, which replaced the previous share repurchase program. Under the new program, we are authorized to purchase up to 3.0 million shares of our common stock, based on a limit of 15% of the outstanding shares of common stock on the date of approval at a minimum price of $1.00 per share and a maximum price of $500.00 per share. This is in addition to amounts previously purchased under prior programs.  Under the existing and prior programs, we purchased 0.5 million shares of common stock at an average price of $25.17 per share during the three months ended March 31, 2016 and 0.2 million shares at an average price of $23.44 per share during the three months ended March 31, 2015. As of March 31, 2016, approximately 1.0 million shares of common stock remain available for repurchase under the new program. Our senior secured term loan limits the amount we can spend on share repurchases and may prevent repurchases in certain circumstances. As of March 31, 2016, approximately $333 million was available to repurchase our common stock under our senior secured term loan.
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
Mortgage market:

1.
Continue to grow our Servicer Solutions business (the products, services and technologies typically used or licensed by loan servicers): We are focused on expanding services purchased by our existing customer base and attracting new customers. Even as delinquencies return to historical norms, we believe there is a very large addressable market for the services we provide, as well as a strong and increasing customer focus on regulatory compliance and operational quality. We are one of only a few service providers with a comprehensive offering of services and technologies on a national scale. We believe we are well positioned to gain market share as customers consolidate to larger, full-service vendors and continue to outsource services that have historically been performed in-house.

2.
Continue to grow our Origination Solutions business (the products, services and technologies typically used or licensed by participants in the loan origination market): We are focused on building an industry leading, integrated origination services platform that provides end-to-end solutions (products, services and technology) to our customers, expand our product offerings to our existing client base and actively add new customers. We are leveraging our enterprise wide sales organization to offer our origination services to larger bank and non-bank originators and correspondents and plan to expand our middle market sales organization to address other prospects. We believe we are well positioned to gain market share as customers consolidate to larger full-service vendors and by offering our existing customers (e.g., the members of Lenders One, the customers of Mortgage Builder and CastleLine and our preferred vendors and partners) an attractive suite of products and services that meet their growing needs.

Real estate market:

3.
Continue to grow our Consumer Real Estate Solutions business (the products, services and technologies typically used by self-directed home buyers and sellers) primarily through Owners.com: Owners.com provides self-directed home buyers and sellers with a full suite of real estate services from which to choose. We are focused on growing Owners.com by building brand awareness, driving customer engagement and increasing consumer adoption of our buy side and sell side brokerage services. With a growing segment of the population demonstrating a desire to engage in self-directed transactions, we believe Owners.com is well positioned to become a market leader.

4.
Continue to grow our Real Estate Investor Solutions business (the products, services and technologies typically used by participants in residential real estate investments): We are focused on supporting the growth of our existing customers, expanding services purchased by our existing customer base and attracting new customers. With our real estate brokerage operation, vendor network, property management and renovation footprint, existing customer base and growing suite of technologies (e.g., Investability and RentRange), we believe we are well positioned to grow.

There can be no assurance that growth from our strategic initiatives will be successful or our operations will be profitable.

Ocwen Related Matters
Revenue from Ocwen represented 56% of our revenue for the three months ended March 31, 2016. Additionally, 19% of our revenue for the three months ended March 31, 2016 was earned on the portfolios serviced by Ocwen, when a party other than Ocwen selected Altisource as the service provider.
Ocwen has disclosed that it is subject to a number of ongoing federal and state regulatory examinations, consent orders, inquiries, requests for information and other actions and is subject to pending legal proceedings that have or could result in adverse regulatory or other actions against Ocwen. While not all inclusive, regulatory actions to date have included subjecting Ocwen to independent oversight of its operations and placing certain restrictions on its ability to acquire servicing rights. Ocwen may become subject to future federal and state regulatory investigations, inquiries, requests for information and legal proceedings, any of which could also result in adverse regulatory or other actions against Ocwen (see Note 22 to the condensed consolidated financial statements). Management cannot predict the outcome of the Ocwen Related Matters or the impact they may have on Altisource. However, in the event these Ocwen Related Matters materially negatively impact Altisource, we believe the impact to Altisource would occur over an extended period of time and the variable nature of our cost structure would allow us to realign our cost structure in line with remaining revenue.
In this regard, we have a plan that we believe would allow us to efficiently execute on this realignment. We believe that transfers of Ocwen’s servicing rights to a successor servicer(s) would take an extended period of time because of the approval required from many parties, including regulators, rating agencies, residential mortgage-backed securities trustees, lenders and others. During this period of time, we believe we would continue to generate revenue from the services we provide to the transferred portfolio. Additionally, we have several growth initiatives that focus on diversifying and growing our revenue and customer base. Our major growth initiatives are described in Altisource’s Vision and Growth Initiatives section above. We have an established sales and marketing strategy to support each of these initiatives.
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

Factors Affecting Comparability

The following items may impact the comparability of our results:

•
The average number of loans serviced by Ocwen on REALServicing was 1.5 million for the three months ended March 31, 2016 compared to 2.4 million for the three months ended March 31, 2015. The average number of delinquent non-GSE loans serviced by Ocwen on REALServicing was 238 thousand for the three months ended March 31, 2016 compared to 310 thousand for the three months ended March 31, 2015;

•
On October 9, 2015, we acquired GoldenGator, LLC (doing business as RentRange) (“RentRange”), REIsmart, LLC (doing business as Investability) (“Investability”) and Onit Solutions, LLC, a support company for RentRange and Investability (collectively, “RentRange and Investability”) for $24.8 million, composed of $17.5 million in cash and 247 thousand shares of restricted common stock of the Company with a value of $7.3 million as of the closing date;

•
On July 17, 2015, we acquired CastleLine Holdings, LLC and its subsidiaries (“CastleLine”) for $33.4 million. The purchase consideration was composed of $12.3 million of cash at closing, $10.5 million of cash payable over four years from the acquisition date and 495 thousand shares of restricted common stock of the Company with a value of $14.4 million as of the closing date. Of the cash payable following acquisition, $3.8 million is contingent on certain future employment conditions of certain of the sellers, and therefore excluded from the purchase price;

•	For the three months ended March 31, 2015, we recognized a $3.3 million impairment loss on our investment in HLSS equity securities; and

•	Effective March 31, 2015, we terminated the Data Access and Services Agreement with Ocwen.

CONSOLIDATED RESULTS OF OPERATIONS

Summary Consolidated Results

The following is a discussion of our consolidated results of operations for the periods indicated. For a more detailed discussion of the factors that affected the results of our business segments in these periods, see “Segment Results of Operations” below.

The following table sets forth information regarding our results of operations for the three months ended March 31:

(in thousands, except per share data)	2016	2015	% Increase (decrease)

Service revenue
Mortgage Services	$183,162	$144,381	27
Financial Services	20,076	22,313	(10)
Technology Services	40,647	51,970	(22)
Eliminations	(9,605)	(10,848)	(11)
Total service revenue	234,280	207,816	13
Reimbursable expenses	15,454	31,956	(52)
Non-controlling interests	398	710	(44)
Total revenue	250,132	240,482	4
Cost of revenue	168,863	172,826	(2)
Gross profit	81,269	67,656	20
Selling, general and administrative expenses	53,616	52,406	2
Income from operations	27,653	15,250	81
Other income (expense), net:
Interest expense	(6,541)	(7,160)	(9)
Other than temporary impairment loss on securities	—	(3,285)	(100)
Other income (expense), net	(27)	3	N/M
Total other income (expense), net	(6,568)	(10,442)	(37)

Income before income taxes and non-controlling interests	21,085	4,808	N/M
Income tax provision	(2,193)	(400)	N/M

Net income	18,892	4,408	N/M
Net income attributable to non-controlling interests	(398)	(710)	(44)

Net income attributable to Altisource	$18,494	$3,698	N/M

Margins:
Gross profit/service revenue	35%	33%
Income from operations/service revenue	12%	7%

Earnings per share:
Basic	$0.98	$0.18	N/M
Diluted	$0.92	$0.18	N/M

N/M — not meaningful.
Revenue
We recognized service revenue of $234.3 million for the three months ended March 31, 2016, a 13% increase compared to the three months ended March 31, 2015. The increase was primarily due to revenue growth in the asset management services businesses primarily from higher volumes of property inspection and preservation referrals and growth in the number of non-Ocwen properties sold on Hubzu in the Mortgage Services segment, partially offset by a decrease in IT infrastructure services in the Technology Services segment, which are typically billed on a cost plus basis, and lower mortgage charge-off collections in the Financial Services segment. During the fourth quarter of 2015, we began transitioning resources supporting technology infrastructure to Ocwen as a part of the previously announced separation of technology infrastructure. We anticipate this transition to be largely complete during the fourth quarter of 2016. In addition, in early 2015, the pricing model to Ocwen for REO preservation services within asset management services changed. Historically, we billed (1) a fixed fee per REO asset (which was recognized as service revenue) and (2) actual vendor costs (which were recognized as reimbursable expenses revenue). For new REO referrals, beginning in early 2015, our pricing is on a per service basis (which is recognized as service revenue). This change results in certain services that were historically reimbursable expenses revenue becoming service revenue. As a result, service revenue in the Mortgage Services segment asset management services businesses increased and reimbursable expenses revenue decreased.
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
We recognized cost of revenue of $168.9 million for the three months ended March 31, 2016, a 2% decrease compared to the three months ended March 31, 2015. The decrease is primarily attributable to a decrease in compensation and benefits costs and reimbursable expenses, partially offset by higher outside fees and services. The compensation and benefits cost decrease resulted from the 2015 implementation of cost savings initiatives and the transition of resources supporting technology infrastructure to Ocwen, partially offset by higher headcount to support certain of our growth initiatives in the Mortgage Services segment businesses. Reimbursable expenses declined as a result of the change in billing discussed in the revenue section above. Outside fees and services increased from a higher volume of property inspection and preservation referrals and the change in billing discussed in the revenue section above, partially offset by the March 31, 2015 termination of the Data Access and Services Agreement.
Gross profit increased to $81.3 million, representing 35% of service revenue, for the three months ended March 31, 2016 compared to $67.7 million, representing 33% of service revenue, for the three months ended March 31, 2015. Gross profit as a percentage of service revenue increased from growth in service revenue in the higher margin Mortgage Services segment.
Selling, General and Administrative Expenses and Income from Operations
Selling, general and administrative expenses (“SG&A”) include payroll for personnel employed in executive, finance, law, compliance, human resources, vendor management, risk, sales and marketing roles. This category also includes occupancy costs, amortization of intangible assets, professional services, marketing costs, and depreciation and amortization.
We recognized SG&A of $53.6 million for the three months ended March 31, 2016, a 2% increase compared to the three months ended March 31, 2015. This increase was primarily driven by higher amortization of intangible assets, partially offset by lower other costs. The amortization of intangible assets increased due to the acquisitions of RentRange and Investability as well as CastleLine in the second half of 2015 and higher service revenue from the Homeward Residential, Inc. (“Homeward”) and Residential Capital, LLC (“ResCap”) portfolios. The decrease in other costs was primarily due to a favorable loss accrual adjustment for the three months ended March 31, 2016.

Income from operations increased to $27.7 million, representing 12% of service revenue, for the three months ended March 31, 2016 compared to $15.3 million, representing 7% of service revenue, for the three months ended March 31, 2015. The increase in operating income margin is primarily driven by the higher gross profit, as discussed above.

Other Income (Expense), net

Other income (expense), net principally includes interest expense, interest income and an other than temporary impairment loss on HLSS securities. Interest expense was $6.5 million for the three months ended March 31, 2016, a decrease of $0.6 million compared to the three months ended March 31, 2015, primarily from the 2015 repurchases of $49.0 million of principal amount of our senior secured term loan.

During the three months ended March 31, 2015, we purchased 1.6 million shares of HLSS common stock for $30.0 million in the open market. This investment was classified as available for sale and reflected at fair value at March 31, 2015. Based on HLSS’ April 6, 2015 sale of substantially all of its assets and its plan of complete liquidation and dissolution, we determined that our investment in HLSS was other than temporarily impaired. Accordingly, we recognized an other than temporary impairment loss of $3.3 million during the three months ended March 31, 2015 (no comparative amount in 2016). This amount reflects the difference between the cost and fair value of the HLSS securities as of March 31, 2015.

Income Tax Provision
We recognized an income tax provision of $2.2 million for the three months ended March 31, 2016 compared to $0.4 million for the three months ended March 31, 2015. Our effective tax rate was 10.4% and 8.3% for the three months ended March 31, 2016 and March 31, 2015, respectively. Our effective tax rate differs from the Luxembourg statutory tax rate of 29.2% primarily due to the effect of certain deductions in Luxembourg from a tax ruling, which expires in 2019 unless extended or renewed, and the mix of income and losses with varying tax rates in multiple taxing jurisdictions. Our consolidated effective income tax rate for financial reporting purposes may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our domestic and international operations and our ability to utilize net operating loss and tax credit carryforwards.

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
Financial information for our segments is as follows:

	Three months ended March 31, 2016
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue
Service revenue	$183,162	$20,076	$40,647	$(9,605)	$234,280
Reimbursable expenses	15,426	28	—	—	15,454
Non-controlling interests	398	—	—	—	398
	198,986	20,104	40,647	(9,605)	250,132
Cost of revenue	121,518	14,258	41,893	(8,806)	168,863
Gross profit (loss)	77,468	5,846	(1,246)	(799)	81,269
Selling, general and administrative expenses	26,969	4,309	6,558	15,780	53,616
Income (loss) from operations	50,499	1,537	(7,804)	(16,579)	27,653
Other income (expense), net	14	13	7	(6,602)	(6,568)

Income (loss) before income taxes and non-controlling interests	$50,513	$1,550	$(7,797)	$(23,181)	$21,085

Margins:
Gross profit/service revenue	42%	29%	(3)%	N/M	35%
Income (loss) from operations/service revenue	28%	8%	(19)%	N/M	12%
N/M — not meaningful.

	Three months ended March 31, 2015
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue
Service revenue	$144,381	$22,313	$51,970	$(10,848)	$207,816
Reimbursable expenses	31,915	41	—	—	31,956
Non-controlling interests	710	—	—	—	710
	177,006	22,354	51,970	(10,848)	240,482
Cost of revenue	114,804	15,103	52,723	(9,804)	172,826
Gross profit (loss)	62,202	7,251	(753)	(1,044)	67,656
Selling, general and administrative expenses	20,561	4,715	7,315	19,815	52,406
Income (loss) from operations	41,641	2,536	(8,068)	(20,859)	15,250
Other income (expense), net	(4)	(12)	1	(10,427)	(10,442)

Income (loss) before income taxes and non-controlling interests	$41,637	$2,524	$(8,067)	$(31,286)	$4,808

Margins:
Gross profit/service revenue	43%	32%	(1)%	N/M	33%
Income (loss) from operations/service revenue	29%	11%	(16)%	N/M	7%

N/M — not meaningful.

Mortgage Services

Revenue

Revenue by service line was as follows for the three months ended March 31:

(in thousands)	2016	2015	% Increase (decrease)

Service revenue:
Asset management services	$132,976	$89,584	48
Insurance services	22,677	23,642	(4)
Residential property valuation	17,533	19,447	(10)
Default management services	5,423	6,694	(19)
Origination management services	4,553	5,014	(9)
Total service revenue	183,162	144,381	27

Reimbursable expenses:
Asset management services	12,063	30,003	(60)
Insurance services	2,567	1,349	90
Default management services	752	541	39
Origination management services	44	22	100
Total reimbursable expenses	15,426	31,915	(52)

Non-controlling interests	398	710	(44)

Total revenue	$198,986	$177,006	12

We recognized service revenue of $183.2 million for the three months ended March 31, 2016, a 27% increase compared to the three months ended March 31, 2015. The increase was primarily due to revenue growth in the asset management services businesses primarily from higher volumes of property inspection and preservation referrals and growth in the number of non-Ocwen properties sold on Hubzu. In addition, in early 2015, the pricing model to Ocwen for REO preservation services within asset management services changed. Historically, we billed (1) a fixed fee per REO asset (which was recognized as service revenue) and (2) actual vendor costs (which were recognized as reimbursable expenses revenue). For new REO referrals, beginning in early 2015, our pricing is on a per service basis (which is recognized as service revenue). This change results in certain services that were historically reimbursable expenses revenue becoming service revenue. As a result, service revenue in the asset management services businesses increased and reimbursable expenses revenue decreased.
Certain of our Mortgage Services businesses are impacted by seasonality. REO sales and lawn maintenance services within the asset management services business are generally lowest during the fall and winter months and highest during the spring and summer months.
Cost of Revenue and Gross Profit
Cost of revenue consists of the following for the three months ended March 31:

(in thousands)	2016	2015	% Increase (decrease)

Compensation and benefits	$25,625	$20,805	23
Outside fees and services	71,089	52,593	35
Reimbursable expenses	15,426	31,915	(52)
Technology and telecommunications	8,414	8,674	(3)
Depreciation and amortization	964	817	18

Cost of revenue	$121,518	$114,804	6

Cost of revenue for the three months ended March 31, 2016 of $121.5 million increased by 6% compared to the three months ended March 31, 2015. The increase is primarily attributable to higher outside fees and services and compensation and benefits costs, partially offset by a decrease in reimbursable expenses. Outside fees and services increased from a higher volume of property inspection and preservation referrals and the change in billing discussed in the revenue section above, partially offset by the termination of the Data Access and Services Agreement effective March 31, 2015. Compensation and benefits costs increased from higher headcount to support certain of our growth initiatives. Reimbursable expenses declined primarily as a result of the change in billing discussed in the revenue section above.
Gross profit increased to $77.5 million, representing 42% of service revenue, for the three months ended March 31, 2016 compared to $62.2 million, representing 43% of service revenue, for the three months ended March 31, 2015. Gross profit as a percentage of service revenue decreased slightly as we experienced higher growth in the lower margin property inspection and preservation services, partially offset by the March 31, 2015 termination of the Data Access and Services Agreement with Ocwen.
Our margins can vary substantially depending upon service revenue mix.
Selling, General and Administrative Expenses and Income from Operations
SG&A expenses consist of the following for the three months ended March 31:

(in thousands)	2016	2015	% Increase (decrease)

Compensation and benefits	$3,070	$538	N/M
Professional services	3,702	4,542	(18)
Occupancy related costs	3,192	2,600	23
Amortization of intangible assets	10,512	6,439	63
Depreciation and amortization	704	554	27
Marketing costs	5,879	3,934	49
Other	(90)	1,954	(105)

Selling, general and administrative expenses	$26,969	$20,561	31

N/M — not meaningful.
SG&A for the three months ended March 31, 2016 of $27.0 million increased by 31% compared to the three months ended March 31, 2015. This increase was primarily driven by higher amortization of intangible assets, compensation and benefits costs and marketing costs, partially offset by lower other costs. The amortization of intangible assets increased due to the acquisitions of RentRange and Investability as well as CastleLine in the second half of 2015 and higher service revenue from the Homeward and ResCap portfolios. Compensation and benefits costs increased primarily due to growth of the sales and marketing organizations to support our revenue and customer diversification initiatives and higher headcount to support certain of our growth initiatives. The increase in marketing costs relates to Owners.com, as we launched our marketing campaign in two geographies in the first quarter of 2016. The decrease in other costs was primarily due to a favorable loss accrual adjustment for the three months ended March 31, 2016.
Income from operations increased to $50.5 million, representing 28% of service revenue, for the three months ended March 31, 2016 compared to $41.6 million, representing 29% of service revenue, for the three months ended March 31, 2015. The decrease in operating income margin is primarily the result of lower gross profit margins and higher SG&A expenses, as discussed above.

Financial Services

Revenue

Revenue by service line was as follows for the three months ended March 31:

(in thousands)	2016	2015	% Increase (decrease)

Service revenue:
Customer relationship management	$10,901	$11,396	(4)
Asset recovery management	9,175	10,917	(16)
Total service revenue	20,076	22,313	(10)

Reimbursable expenses:
Asset recovery management	28	41	(32)
Total reimbursable expenses	28	41	(32)

Total revenue	$20,104	$22,354	(10)

We recognized service revenue of $20.1 million for the three months ended March 31, 2016, a 10% decrease compared to the three months ended March 31, 2015, primarily due to lower mortgage charge-off collections driven by a decline in referrals.

Certain of our Financial Services businesses are impacted by seasonality. Revenue in the asset recovery management business tends to be higher in the first quarter, as borrowers may utilize tax refunds and bonuses to pay debts, and generally declines throughout the rest of the year.
Cost of Revenue and Gross Profit
Cost of revenue consists of the following for the three months ended March 31:

(in thousands)	2016	2015	% Increase (decrease)

Compensation and benefits	$10,870	$10,987	(1)
Outside fees and services	737	697	6
Reimbursable expenses	28	41	(32)
Technology and telecommunications	2,180	2,907	(25)
Depreciation and amortization	443	471	(6)

Cost of revenue	$14,258	$15,103	(6)

Cost of revenue for the three months ended March 31, 2016 of $14.3 million decreased by 6% compared to the three months ended March 31, 2015. The decrease in cost of revenue was primarily due to lower technology and telecommunications costs resulting from the implementation of cost savings initiatives in 2015.
Gross profit decreased to $5.8 million, representing 29% of service revenue, for the three months ended March 31, 2016 compared to $7.3 million, representing 32% of service revenue, for the three months ended March 31, 2015. Gross profit margin decreased primarily due to revenue mix as a higher percentage of the revenue decline was in the higher margin mortgage charge-off collections business.

Selling, General and Administrative Expenses and Income from Operations
SG&A expenses consist of the following for the three months ended March 31:

(in thousands)	2016	2015	% Increase (decrease)

Compensation and benefits	$179	$13	N/M
Professional services	368	211	74
Occupancy related costs	1,690	1,895	(11)
Amortization of intangible assets	763	1,127	(32)
Depreciation and amortization	610	579	5
Other	699	890	(21)

Selling, general and administrative expenses	$4,309	$4,715	(9)
N/M — not meaningful.
SG&A for the three months ended March 31, 2016 of $4.3 million decreased by 9% compared to the three months ended March 31, 2015. The decrease is primarily due to the decrease in amortization of intangible assets, driven by lower service revenues from the mortgage charge-off collections services.
Income from operations decreased to $1.5 million, representing 8% of service revenue, for the three months ended March 31, 2016 compared to $2.5 million, representing 11% of service revenue, for the three months ended March 31, 2015. The decrease in operating income as a percentage of service revenue is primarily the result of lower gross profit margins as discussed above.
Technology Services
Revenue

Revenue by service line was as follows for the three months ended March 31:

(in thousands)	2016	2015	% Increase (decrease)

Service revenue:
Software services	$29,335	$32,624	(10)
IT infrastructure services	11,312	19,346	(42)

Total revenue	$40,647	$51,970	(22)

We recognized service revenue of $40.6 million for the three months ended March 31, 2016, a 22% decrease compared to the three months ended March 31, 2015. This was primarily driven by a decrease in IT infrastructure services due to the implementation of cost reduction initiatives and the transitioning of resources supporting Ocwen’s technology infrastructure to Ocwen, both of which are typically billed on a cost plus basis. Software services revenue decreased due to lower rates charged to Ocwen for certain services and lower volumes of certain software services.

For segment presentation purposes, revenue from services provided by Technology Services to our other reportable segments is eliminated in consolidation. This intercompany revenue is included as revenue in the Technology Services segment and as technology and telecommunications costs, a component of cost of revenue and SG&A, in our other reportable segments.

Cost of Revenue and Gross Loss

Cost of revenue consists of the following for the three months ended March 31:

(in thousands)	2016	2015	% Increase (decrease)

Compensation and benefits	$28,568	$37,534	(24)
Outside fees and services	10	—	N/M
Technology and telecommunications	8,119	10,073	(19)
Depreciation and amortization	5,196	5,116	2

Cost of revenue	$41,893	$52,723	(21)

N/M — not meaningful.

Cost of revenue for the three months ended March 31, 2016 of $41.9 million decreased by 21% compared to the three months ended March 31, 2015. The decrease was primarily due to decreases in compensation and benefits and technology and telecommunications costs as a result of the implementation of cost savings initiatives in 2015. Compensation and benefits costs for the three months ended March 31, 2015 included $2.8 million of severance expense related to the elimination of staff.
Gross loss increased to $(1.2) million, representing (3)% of service revenue, for the three months ended March 31, 2016 compared to $(0.8) million, representing (1)% of service revenue, for the three months ended March 31, 2015 as the decline in revenue exceeded the decline in expenses.
Selling, General and Administrative Expenses and Loss from Operations
SG&A expenses consist of the following for the three months ended March 31:

(in thousands)	2016	2015	% Increase (decrease)

Compensation and benefits	$564	$878	(36)
Professional services	342	184	86
Occupancy related costs	2,750	3,779	(27)
Amortization of intangible assets	936	1,325	(29)
Depreciation and amortization	747	311	140
Other	1,219	838	45

Selling, general and administrative expenses	$6,558	$7,315	(10)
SG&A for the three months ended March 31, 2016 of $6.6 million decreased by 10% compared to the three months ended March 31, 2015. The decrease was primarily driven by lower occupancy related costs related to facility consolidations during 2015.
Loss from operations decreased to $(7.8) million, representing (19)% of service revenue, for the three months ended March 31, 2016 compared to loss from operations of $(8.1) million, representing (16)% of service revenue, for the three months ended March 31, 2015. Loss from operations as a percentage of service revenue increased primarily due to the increase in gross loss, as discussed above.

Corporate Items and Eliminations

Corporate Items and Eliminations include interest expense, other than temporary impairment loss on HLSS securities and costs related to corporate support functions including executive, finance, law, compliance, human resources, vendor management, risk, sales and marketing cost not allocated to the business units. It also includes eliminations of transactions between the reportable segments.

Corporate costs consist of the following for the three months ended March 31:

(in thousands)	2016	2015	% Increase (decrease)

Compensation and benefits	$10,178	$11,334	(10)
Professional services	2,328	3,053	(24)
Occupancy related costs	1,451	2,380	(39)
Depreciation and amortization	544	978	(44)
Marketing costs	395	1,302	(70)
Other	884	768	15

Selling, general and administrative expenses	15,780	19,815	(20)

Other expense, net	6,602	10,427	(37)

Total corporate costs	$22,382	$30,242	(26)
Corporate costs for the three months ended March 31, 2016 of $22.4 million decreased by 26% compared to the three months ended March 31, 2015. The decrease was primarily due to lower compensation and benefits, occupancy related and marketing costs as a larger portion of these costs were allocated to the segments and there was lower severance expense for the three months ended March 31, 2016. In addition, we recorded a $3.3 million loss related to an other than temporary impairment of HLSS securities for the three months ended March 31, 2015 with no comparative amount in 2016.
Interest expense for the three months ended March 31, 2016 of $6.5 million decreased by 9% compared to the three months ended March 31, 2015, primarily from 2015 repurchases of $49.0 million of principal amount of our senior secured term loan.
Intercompany revenue that is eliminated in consolidation decreased for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. These intercompany transactions primarily consisted of IT infrastructure services which decreased for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This is consistent with the lower IT infrastructure services revenue described in the Technology Services revenue discussion above. While the expenses are recognized in the Mortgage Services and Financial Services segments above, the elimination of these expenses is reflected in Corporate Items and Eliminations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity
Our primary source of liquidity is cash flows from operations. We seek to deploy excess cash generated in a disciplined manner. Principally, we intend to use excess cash to develop complementary services and businesses that we believe will generate attractive margins in line with our core capabilities and strategy. We also use cash to repurchase and repay our senior secured term loan and repurchase shares of our common stock. We also consider and evaluate business acquisitions that may arise from time to time that are aligned with our strategy.

For the three months ended March 31, 2016, we used $13.2 million to repurchase Altisource common stock and make a contractual repayment of our senior secured term loan.

Senior Secured Term Loan
On November 27, 2012, Altisource Solutions S.à r.l., a wholly-owned subsidiary of Altisource Portfolio Solutions S.A., entered into a senior secured term loan agreement with Bank of America, N.A., as administrative agent, and certain lenders. Altisource Portfolio Solutions S.A. and certain wholly-owned subsidiaries are guarantors of the term loan. We subsequently amended the senior secured term loan agreement to increase the principal amount of the senior secured term loan and, among other changes, re-establish the $200.0 million incremental term loan facility accordion, lower the interest rate, extend the maturity date by approximately one year and increase the maximum amount of Restricted Junior Payments (as defined in the senior secured term loan agreement; other capitalized terms, unless defined herein, are defined in the senior secured term loan agreement). The lenders of the senior secured term loan, as amended, have no obligation to provide any such additional debt under the accordion provision. As of March 31, 2016, $535.1 million was outstanding under the senior secured term loan agreement, as amended, compared to $536.6 million as of December 31, 2015.

After giving effect to the third amendment entered into on August 1, 2014, the term loan must be repaid in equal consecutive quarterly principal installments of $1.5 million, which commenced on September 30, 2014, with the balance due at maturity. All amounts outstanding under the senior secured term loan agreement will become due on the earlier of (i) December 9, 2020 and (ii) the date on which the loans are declared to be due and owing by the administrative agent at the request (or with the consent) of the Required Lenders or as otherwise provided in the loan agreement upon the occurrence of any event of default under the senior secured term loan agreement. However, if the leverage ratio exceeds 3.00 to 1.00, as calculated in accordance with the provisions of the senior secured term loan agreement, a percentage of cash flows must be used to repay principal (the percentage increases if the leverage ratio exceeds 3.50 to 1.00). No mandatory prepayments were required for the three months ended March 31, 2016. The interest rate as of March 31, 2016 was 4.50%.
In April 2016, we repurchased a portion of our senior secured term loan with a par value of $28.0 million at a 13.1% discount. The early extinguishment of a portion of the debt will be recorded in the second quarter of 2016.
The debt covenants in the senior secured term loan agreement limit, among other things, our ability to incur additional debt, pay dividends and repurchase shares of our common stock. In the event we require additional liquidity, our ability to obtain it may be limited by the senior secured term loan.
Cash Flows
The following table presents our cash flows for the three months ended March 31:

(in thousands)	2016	2015	% Increase (decrease)

Net income adjusted for non-cash items	$43,588	$27,043	61
Changes in operating assets and liabilities	(14,554)	(42,981)	66
Net cash flows provided by (used in) operating activities	29,034	(15,938)	N/M
Net cash flows used in investing activities	(35,397)	(33,901)	(4)
Net cash flows used in financing activities	(13,259)	(5,899)	(125)
Net decrease in cash and cash equivalents	(19,622)	(55,738)	65
Cash and cash equivalents at the beginning of the period	179,327	161,361	11

Cash and cash equivalents at the end of the period	$159,705	$105,623	51

N/M — not meaningful.
Cash Flows from Operating Activities
Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net income. For the three months ended March 31, 2016, we generated cash flows from operating activities of $29.0 million, or approximately $0.12 for every dollar of service revenue compared to negative cash flows from operating activities of $(15.9) million, or approximately $(0.08) for every dollar of service revenue for the three months ended March 31, 2015. The increase in cash flows from operations for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 is principally driven by higher net income, higher depreciation and amortization and intangible asset amortization, and lower unfavorable working capital changes. Changes in working capital were principally driven by higher collections of accounts receivable and the timing of payment of accounts payable and other accrued expenses, partially offset by higher prepaid expenses and other current assets.
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

Cash Flows from Investing Activities
Cash flows from investing activities primarily include capital expenditures and purchases of available for sale securities. For the three months ended March 31, 2016 and 2015, we spent $6.0 million and $3.9 million, respectively, primarily related to investments in IT infrastructure, the development of certain software applications and facility build-outs. Capital expenditures for the three months ended March 31, 2016 increased primarily as a result of higher spending on software applications and facilities. In addition, during the three months ended March 31, 2016, we purchased 2.5 million shares of Residential common stock for $29.4 million, including brokers commissions, in the open market and during the three months ended March 31, 2015, we purchased 1.6 million shares of HLSS common stock for $30.0 million, including brokers commissions, in the open market. The shares of HLSS common stock were sold in the second quarter of 2015.
Cash Flows from Financing Activities
Cash flows from financing activities for the three months ended March 31, 2016 and 2015 include activities associated with share repurchases, debt repayment, stock option exercises and payments to non-controlling interests. During the three months ended March 31, 2016 and 2015, we spent $11.7 million and $4.0 million, respectively, increasing our repurchases of common stock. During each of the three months ended March 31, 2016 and 2015, we used $1.5 million to repay the senior secured term loan. Stock option exercises provided proceeds of $0.4 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively. Distributions to non-controlling interests were $0.4 million and $0.7 million for the three months ended March 31, 2016 and 2015, respectively.
Liquidity Requirements after March 31, 2016
On September 12, 2014, we acquired certain assets and assumed certain liabilities of Mortgage Builder Software, Inc. (“Mortgage Builder”). The Mortgage Builder purchase agreement provides for the payment of up to $7.0 million in potential additional consideration based on Adjusted Revenue (as defined in the purchase agreement). We have estimated the fair value of the Mortgage Builder potential additional consideration to be $1.8 million as of March 31, 2016. The amount ultimately paid will depend on Mortgage Builder’s Adjusted Revenue in the three consecutive 12-month periods following closing. There have been no payments made related to the first 12-month period following closing.
On November 21, 2014, we acquired certain assets and assumed certain liabilities of Owners Advantage, LLC (“Owners”). The Owners purchase agreement provides for a payment of up to $7.0 million of potential additional consideration based on Adjusted Revenue (as defined in the purchase agreement) earned in the two consecutive 12-month periods following closing. We estimated the fair value of the Owners contingent consideration to be $2.3 million as of March 31, 2016. The amount ultimately paid will depend on Owners’ Adjusted Revenue earned in the two consecutive 12-month periods following closing. There have been no payments made related to the first 12-month period following closing.
On July 17, 2015, we acquired CastleLine. A portion of the purchase consideration totaling $10.5 million is payable to the sellers over four years from the acquisition date, including $3.8 million to be paid to certain of the sellers that is contingent on future employment. As of March 31, 2016, $1.9 million of the $10.5 million that is payable over four years from the acquisition date and none of the $3.8 million purchase consideration that is contingent on future employment has been paid to the sellers.
During the second quarter of 2016, we expect to distribute $0.4 million to the Lenders One members representing non-controlling interests and repay $1.5 million of the senior secured term loan. In April 2016, we repurchased a portion of our senior secured term loan with a par value of $28.0 million at a 13.1% discount.
We believe that we will generate sufficient cash flows from operations to fund capital expenditures and required debt and interest payments for the next 12 months.
Contractual Obligations, Commitments and Contingencies
For the three months ended March 31, 2016, there were no significant changes to our contractual obligations from those identified in our Form 10-K for the fiscal year ended December 31, 2015, other than those that occur in the normal course of business. See Note 22 to the interim condensed consolidated financial statements.

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
Our critical accounting policies are described in the MD&A section of our Form 10-K for the year ended December 31, 2015 filed with the SEC on March 15, 2016. Those policies have not changed during the three months ended March 31, 2016.
Future Adoption of New Accounting Pronouncements
See Note 1 to the condensed consolidated financial statements for a discussion of the future adoption of new accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market Risk
Our financial market risk consists primarily of interest rate and foreign currency exchange risk.
Interest Rate Risk
As of March 31, 2016, the interest rate charged on the senior secured term loan was 4.50%. The interest rate is calculated based on the Adjusted Eurodollar Rate (as defined in the senior secured term loan agreement) with a minimum floor of 1.00% plus 3.50%.

Based on the principal amount outstanding at March 31, 2016, a one percentage point increase in the Eurodollar Rate would increase our annual interest expense by approximately $2.3 million, based on the March 31, 2016 Adjusted Eurodollar Rate. There would be no change in our annual interest expense if there was a one percentage point decrease in the Eurodollar Rate.

Foreign Currency Exchange Risk

We are exposed to currency risk from potential changes in currency values of our foreign currency denominated expenses, assets, liabilities and cash flows. Our most significant foreign currency exposure relates to the Indian rupee. Based on expenses incurred in Indian rupees during the three months ended March 31, 2016, a one percentage point increase or decrease in value of the Indian rupee in relation to the United States dollar would increase or decrease our annual expenses by approximately $1.1 million.
Item 4.  Controls and Procedures
Management, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report.  Based on such evaluation and solely because of the previously disclosed material weakness in internal control over financial reporting (see our Annual Report on Form 10-K for the year ended December 31, 2015) related to ineffective controls related to the review of impairment indicators of long-lived assets, including premises and equipment, and the impairment analysis of indefinite-lived assets, primarily goodwill, management concluded that our internal control over financial reporting was not effective as of March 31, 2016.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
We intend to implement remediation measures to address the above-described material weakness and enhance the Company’s internal control over financial reporting related to the review of impairment indicators of long-lived assets and the impairment analysis of indefinite-lived assets by taking the following actions:

•	Review the processes related to the impairment assessment of long-lived and indefinite-lived assets

•	Enhance review controls relating to the review of impairment indicators of long-lived assets and the impairment analysis of indefinite-lived assets

•	Test and evaluate the design and operating effectiveness of the control procedures

•	Assess the effectiveness of the remediation plan

As of March 31, 2016, we are preparing our remediation plans, but we do not yet have an expected timetable for the execution and completion of the remediation. We believe the remediation measures will strengthen the Company’s internal control over financial reporting related to the review of impairment indicators of long-lived assets and the impairment analysis of indefinite-lived assets and remediate the material weakness identified. We will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that we deem appropriate given the circumstances.
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 11, 2015, W.A. Sokolowski, an alleged shareholder of Ocwen Financial Corporation, filed an amended shareholder derivative complaint in the United States District Court for the Southern District of Florida against Ocwen Financial Corporation (as a nominal defendant), certain of its current or former officers and directors, Altisource Portfolio Solutions S.A. and other companies. The suit seeks recovery of an unspecified amount of damages for alleged breaches of fiduciary duty by Ocwen Financial Corporation’s officers and directors, which were allegedly aided and abetted by Altisource Portfolio Solutions S.A. and other defendants. Altisource Portfolio Solutions S.A. filed a motion to dismiss the complaint on November 9, 2015. While that motion was pending, additional lawsuits alleging similar claims for alleged breaches of fiduciary duties by current or former Ocwen Financial Corporation officers and directors were filed in or transferred to the Court. The Court subsequently consolidated these actions and denied Altisource Portfolio Solutions S.A.’s motion to dismiss the Sokolowski complaint without prejudice to re-file following appointment of lead counsel for the consolidated action and the filing or designation of an operative complaint. Lead counsel for plaintiffs filed their Consolidated Verified Shareholder Derivative Complaint (the “Consolidated Complaint”) on March 8, 2016. The Consolidated Complaint alleges claims that Altisource Portfolio Solutions S.A., its subsidiary Beltline Road Insurance Agency, Inc. and other defendants aided and abetted alleged breaches of fiduciary duties by Ocwen Financial Corporation officers and directors and/or were unjustly enriched in connection with business dealings with Ocwen Financial Corporation. The Consolidated Complaint also seeks contribution from Altisource Portfolio Solutions S.A., its subsidiary Beltline Road Insurance Agency, Inc. and other defendants for amounts Ocwen Financial Corporation paid in connection with a settlement with the New York State Department of Financial Services. The current deadline for defendants to respond to the Consolidated Complaint is May 13, 2016. Altisource Portfolio Solutions S.A. and Beltline Road Insurance Agency, Inc. intend to vigorously defend the lawsuit and to move to dismiss all claims against them.

On March 26, 2015, Robert Moncavage, an alleged shareholder of Ocwen Financial Corporation, filed an amended shareholder derivative complaint in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida against Ocwen Financial Corporation (as a nominal defendant), certain of its current or former officers and directors, Altisource Portfolio Solutions S.A. and other companies. The suit seeks recovery of an unspecified amount of damages for alleged breaches of fiduciary duties by the current or former Ocwen Financial Corporation officers and directors, which were allegedly aided and abetted by Altisource Portfolio Solutions S.A. and other defendants. On November 9, 2015, the Court entered an order staying all proceedings in the case pending further order of the Court. If the litigation proceeds, Altisource Portfolio Solutions S.A. intends to vigorously defend the lawsuit and to move to dismiss all claims against it.

Altisource is unable to predict the outcomes of these lawsuits or reasonably estimate the potential loss, if any, arising from the suits, given that the forthcoming motions to dismiss in the second and third cases have not yet been adjudicated, a stay has been entered in the third case and significant legal and factual issues remain to be determined in all three cases.

In addition to the matters referenced above, we are involved in legal actions in the course of our business, some of which seek monetary damages. We do not believe that the outcome of these proceedings, both individually and in the aggregate, will have a material impact on our financial condition, results of operations or cash flows.

Regulatory Matters
Periodically, we are subject to audits, examinations and investigations by federal, state and local governmental authorities and receive subpoenas, civil investigative demands or other requests for information from such governmental authorities in connection with their regulatory or investigative authority. We are currently responding to such inquiries from governmental authorities relating to certain aspects of our business. We believe it is premature to predict the potential outcome or to estimate any potential financial impact in connection with these inquiries.
Item 1A.  Risk Factors

As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Form 10-K for the year ended December 31, 2015 filed with the SEC on March 15, 2016.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information related to our repurchases of our equity securities during the three months ended March 31, 2016:

Period	Total number of shares purchased(1)	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs(2)
Common stock:
January 1 — 31, 2016	181,296	$27.58	181,296	1,250,284
February 1 — 29, 2016	—	—	—	1,250,284
March 1 — 31, 2016	282,642	23.62	282,642	967,642

	463,938	$25.17	463,938	967,642

(1)	May include shares withheld from employees to satisfy tax withholding obligations that arose from the exercise of stock options.

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
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016 is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2016 and 2015; (iii) Condensed Consolidated Statements of Equity for the three months ended March 31, 2016 and 2015; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
(Registrant)

Date:	April 28, 2016	By:	/s/ Michelle D. Esterman
Michelle D. Esterman
Chief Financial Officer
(On behalf of the Registrant and as its Principal Financial Officer)