Form 10-Q
period 2016-06-30
Altisource Portfolio Solutions S.A.
filed 2016-07-21
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 15, 2016, there were 18,349,451 outstanding shares of the registrant’s shares of beneficial interest (excluding 7,063,297 shares held as treasury stock).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Condensed Consolidated Financial Statements (Unaudited)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$120,486	$179,327
Available for sale securities	38,087	—
Accounts receivable, net	100,165	105,023
Prepaid expenses and other current assets	27,747	21,751
Total current assets	286,485	306,101

Premises and equipment, net	114,576	119,121
Goodwill	81,406	82,801
Intangible assets, net	173,406	197,003
Deferred tax assets, net	6,917	3,619
Other assets	12,686	13,153

Total assets	$675,476	$721,798

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$88,748	$91,871
Current portion of long-term debt	5,945	5,945
Deferred revenue	11,717	15,060
Other current liabilities	14,309	16,266
Total current liabilities	120,719	129,142

Long-term debt, less current portion	469,776	522,233
Other non-current liabilities	16,561	18,153

Commitments, contingencies and regulatory matters (Note 22)

Equity:
Common stock ($1.00 par value; 25,413 shares authorized and issued and 18,350 outstanding as of June 30, 2016; 25,413 shares authorized and issued and 19,021 outstanding as of December 31, 2015)	25,413	25,413
Additional paid-in capital	99,890	96,321
Retained earnings	403,460	369,270
Accumulated other comprehensive loss	(7,172)	—
Treasury stock, at cost (7,063 shares as of June 30, 2016 and 6,392 shares as of December 31, 2015)	(454,488)	(440,026)
Altisource equity	67,103	50,978

Non-controlling interests	1,317	1,292
Total equity	68,420	52,270

Total liabilities and equity	$675,476	$721,798

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Revenue	$255,799	$268,321	$505,931	$508,803
Cost of revenue	174,371	168,159	343,234	340,985

Gross profit	81,428	100,162	162,697	167,818
Selling, general and administrative expenses	54,207	51,566	107,823	103,972
Change in the fair value of Equator Earn Out	—	(7,591)	—	(7,591)

Income from operations	27,221	56,187	54,874	71,437
Other income (expense), net:
Interest expense	(5,988)	(7,195)	(12,529)	(14,355)
Gain (loss) on HLSS equity securities and dividends received	—	1,431	—	(1,854)
Other income (expense), net	2,744	821	2,717	824
Total other income (expense), net	(3,244)	(4,943)	(9,812)	(15,385)

Income before income taxes and non-controlling interests	23,977	51,244	45,062	56,052
Income tax provision	(3,291)	(4,398)	(5,484)	(4,798)

Net income	20,686	46,846	39,578	51,254
Net income attributable to non-controlling interests	(692)	(896)	(1,090)	(1,606)

Net income attributable to Altisource	$19,994	$45,950	$38,488	$49,648

Earnings per share:
Basic	$1.08	$2.35	$2.06	$2.50
Diluted	$1.02	$2.22	$1.94	$2.38

Weighted average shares outstanding:
Basic	18,437	19,571	18,646	19,870
Diluted	19,604	20,669	19,822	20,830

Comprehensive income:
Net income	$20,686	$46,846	$39,578	$51,254
Other comprehensive income (loss), net of tax:
Unrealized loss on securities, net of income tax benefit of $3,249, $0, $2,960, $0	(7,871)	—	(7,172)	—

Comprehensive income, net of tax	12,815	46,846	32,406	51,254
Comprehensive income attributable to non-controlling interests	(692)	(896)	(1,090)	(1,606)

Comprehensive income attributable to Altisource	$12,123	$45,950	$31,316	$49,648

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Altisource Equity
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock, at cost	Non-controlling interests	Total
	Shares

Balance, December 31, 2014	25,413	$25,413	$91,509	$367,967	$—	$(444,495)	$1,049	$41,443
Net income	—	—	—	49,648	—	—	1,606	51,254
Distributions to non-controlling interest holders	—	—	—	—	—	—	(1,347)	(1,347)
Share-based compensation expense	—	—	1,315	—	—	—	—	1,315
Exercise of stock options	—	—	—	(1,701)	—	1,904	—	203
Repurchase of shares	—	—	—	—	—	(43,965)	—	(43,965)

Balance, June 30, 2015	25,413	$25,413	$92,824	$415,914	$—	$(486,556)	$1,308	$48,903

Balance, December 31, 2015	25,413	$25,413	$96,321	$369,270	$—	$(440,026)	$1,292	$52,270
Comprehensive income:
Net income	—	—	—	38,488	—	—	1,090	39,578
Other comprehensive loss, net of tax	—	—	—	—	(7,172)	—	—	(7,172)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(1,065)	(1,065)
Share-based compensation expense	—	—	3,569	—	—	—	—	3,569
Exercise of stock options	—	—	—	(4,298)	—	5,284	—	986
Repurchase of shares	—	—	—	—	—	(19,746)	—	(19,746)

Balance, June 30, 2016	25,413	$25,413	$99,890	$403,460	$(7,172)	$(454,488)	$1,317	$68,420

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2016	2015

Cash flows from operating activities:
Net income	$39,578	$51,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,346	18,432
Amortization of intangible assets	24,967	17,877
Loss on HLSS equity securities and dividends received, net	—	1,854
Change in the fair value of acquisition related contingent consideration	193	(7,346)
Share-based compensation expense	3,569	1,315
Bad debt expense	1,041	2,143
Gain on early extinguishment of debt	(5,464)	(1,114)
Amortization of debt discount	201	255
Amortization of debt issuance costs	557	585
Deferred income taxes	18	5
Loss on disposal of fixed assets	9	20
Changes in operating assets and liabilities:
Accounts receivable	3,407	(6,726)
Prepaid expenses and other current assets	(6,012)	4,480
Other assets	447	1,338
Accounts payable and accrued expenses	(4,454)	(28,557)
Other current and non-current liabilities	(6,998)	(1,008)
Net cash provided by operating activities	69,405	54,807

Cash flows from investing activities:
Additions to premises and equipment	(12,441)	(21,421)
Purchase of available for sale securities	(48,219)	(29,966)
Proceeds received from sale of and dividends from HLSS equity securities	—	28,112
Other investing activities	(10)	(4)
Net cash used in investing activities	(60,670)	(23,279)

Cash flows from financing activities:
Repayment and repurchases of long-term debt	(47,751)	(17,701)
Proceeds from stock option exercises	986	203
Purchase of treasury stock	(19,746)	(43,965)
Distributions to non-controlling interests	(1,065)	(1,347)
Net cash used in financing activities	(67,576)	(62,810)

Net decrease in cash and cash equivalents	(58,841)	(31,282)
Cash and cash equivalents at the beginning of the period	179,327	161,361

Cash and cash equivalents at the end of the period	$120,486	$130,079

Supplemental cash flow information:
Interest paid	$11,694	$13,345
Income taxes paid, net	5,618	3,490

Non-cash investing and financing activities:
Increase (decrease) in payables for purchases of premises and equipment	$1,369	$(4,091)

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
Altisource consolidates two cooperative entities which are managed by the Mortgage Partnership of America, L.L.C. (“MPA”), a wholly-owned subsidiary of Altisource: Best Partners Mortgage Cooperative, Inc., doing business as the Lenders One® mortgage cooperative (“Lenders One”) and Best Partners Mortgage Brokers Cooperative, Inc., doing business as the Wholesale One® mortgage cooperative (“Wholesale One”). MPA provides services to Lenders One under a management agreement that ends on December 31, 2025 (with renewals for three successive five-year periods at MPA’s option) and to Wholesale One under a management agreement that ends on July 8, 2039 (with automatic renewals for three successive five-year periods).
The management agreements between MPA and Lenders One and Wholesale One, pursuant to which MPA is the management company, represent variable interests in variable interest entities. MPA is the primary beneficiary of Lenders One and Wholesale One as it has the power to direct the activities that most significantly impact each of these cooperatives’ economic performance and the right to receive benefits from each of these cooperatives. As a result, Lenders One and Wholesale One are presented in the accompanying condensed consolidated financial statements on a consolidated basis with the interests of the members reflected as non-controlling interests. As of June 30, 2016, Lenders One had total assets of $2.8 million and total liabilities of $1.3 million.  As of December 31, 2015, Lenders One had total assets of $4.9 million and total liabilities of $3.7 million. As of June 30, 2016 and December 31, 2015, Wholesale One had less than $0.1 million in total assets and less than $0.1 million in total liabilities.
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
Recently Adopted Accounting Pronouncement
On January 1, 2016, Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, became effective. As a result of this accounting change, the Company now presents debt issuance costs, net as a direct deduction from the related debt (see Note 12). Prior to January 1, 2016, debt issuance costs, net were included in other assets. We adopted the standard retrospectively. Accordingly, prior period amounts were reclassified to conform to the current presentation.
Future Adoption of New Accounting Pronouncements
In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of this standard is an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard will be effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, although not prior to annual periods beginning after December 15, 2016. The Company is currently evaluating the impact this guidance may have on its results of operations and financial position.
In January 2016, FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This standard will require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The standard also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. It also amends certain financial statement presentation and disclosure requirements associated with the fair value of financial instruments. This standard will be effective for annual periods beginning after December 31, 2017, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact this guidance may have on its results of operations and financial position.
In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). This standard introduces a new lessee model that brings substantially all leases on the balance sheet. The standard will require companies to recognize lease assets and lease liabilities on their balance sheets and disclose key information about leasing arrangements in their financial statements. This standard will be effective for annual periods beginning after December 15, 2018, including interim periods within that reporting period. Early application of this standard is permitted. The Company is currently evaluating the impact this guidance may have on its results of operations and financial position.
In March 2016, FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This standard clarifies guidance on principal versus agent considerations in connection with revenue recognition. When another party is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent). An entity is a principal if it controls the specified good or service before that good or service is transferred to a customer. The guidance includes

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customer. This standard will be effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, although not prior to annual periods beginning after December 15, 2016. The Company is currently evaluating the impact this guidance may have on its results of operations and financial position.
In March 2016, FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The standard will require companies to recognize all award-related excess tax benefits and tax deficiencies in their income statements, classify any excess tax benefits as an operating activity in their statements of cash flows, provide companies with the option of estimating forfeitures or recognizing forfeitures as they occur, modify the statutory tax withholding requirements and classify cash paid by employers when directly withholding shares for tax withholding purposes as an investing activity in their statements of cash flows. This standard will be effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. Early application of this standard is permitted. The Company is currently evaluating the impact this guidance may have on its results of operations and financial position.
In April 2016, FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This standard provides guidance on identifying performance obligations in a contract with a customer and clarifying several licensing considerations, including whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time) and guidance on sales-based and usage-based royalties. This standard will be effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, although not prior to annual periods beginning after December 15, 2016. The Company is currently evaluating the impact this guidance may have on its results of operations and financial position.

In May 2016, FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. This standard addresses collectability, sales taxes and other similar taxes collected from customers, non-cash consideration, contract modifications at transition and completed contracts at transition. This standard will be effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, although not prior to annual periods beginning after December 15, 2016. The Company is currently evaluating the impact this guidance may have on its results of operations and financial position.

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
Revenue from Ocwen primarily consists of revenue earned directly from Ocwen and revenue earned from the loans serviced by Ocwen when Ocwen designates us as the service provider. Revenue from Ocwen as a percentage of segment and consolidated revenue was as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Mortgage Services	59%	62%	59%	63%
Financial Services	19%	19%	17%	22%
Technology Services	38%	57%	41%	52%
Consolidated revenue	55%	59%	55%	59%
For the six months ended June 30, 2016 and 2015, we generated revenue from Ocwen of $280.7 million and $301.0 million, respectively ($140.5 million and $159.6 million for the second quarter of 2016 and 2015, respectively). Services provided to Ocwen during such periods and reported in the Mortgage Services segment included real estate asset management and sales,

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

residential property valuation, trustee management services, property inspection and preservation and insurance services. Services provided to Ocwen and reported in the Financial Services segment included mortgage charge-off collections. Services provided to Ocwen and reported in the Technology Services segment included information technology infrastructure management and software applications. As of June 30, 2016, accounts receivable from Ocwen totaled $30.9 million, $19.4 million of which was billed and $11.5 million of which was unbilled. As of December 31, 2015, accounts receivable from Ocwen totaled $38.2 million, $20.4 million of which was billed and $17.8 million of which was unbilled.
We earn additional revenue related to the portfolios serviced by Ocwen when a party other than Ocwen selects Altisource as the service provider. For the six months ended June 30, 2016 and 2015, we recognized revenue of $98.0 million and $108.0 million, respectively ($51.3 million and $54.5 million for the second quarter of 2016 and 2015, respectively), related to the portfolios serviced by Ocwen when a party other than Ocwen selected Altisource as the service provider. These amounts are not included in deriving revenue from Ocwen as a percentage of revenue in the table above.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

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
Residential and AAMC
Residential is focused on acquiring, owning and managing single family rental properties throughout the United States. AAMC’s primary business is to provide asset management and certain corporate governance services to institutional investors. Currently, AAMC’s primary client is Residential.
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
NOTE 4 — ACQUISITIONS
RentRange, Investability and Onit Solutions Acquisitions
On October 9, 2015, we acquired GoldenGator, LLC (doing business as RentRange®) (“RentRange”), REIsmart, LLC (doing business as Investability™) (“Investability”) and Onit Solutions, LLC, a support company for RentRange and Investability (collectively “RentRange and Investability”) for $24.8 million. RentRange is a leading provider of rental home data and information to the financial services and real estate industries, delivering a wide assortment of address and geography level data, analytics and rent-based valuation solutions for single and multi-family properties. Investability is an online residential real estate search and acquisition platform that utilizes data and analytics to allow real estate investors to access the estimated cash flow, capitalization rate, net yield and market value of properties for sale in the United States. The purchase price was composed of $17.5 million in cash and 247 thousand shares of restricted common stock of the Company with a value of $7.3 million as of the closing date. Upon issuance, the restricted stock is subject to transfer restrictions and potential forfeiture provisions. These restrictions and forfeiture provisions will lapse over a four year period, subject to the recipients meeting certain continued employment conditions with the Company and the satisfaction of certain acquisition related escrow release conditions. RentRange and Investability are not material in relation to the Company’s results of operations or financial position.

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
CastleLine Acquisition
On July 17, 2015, we acquired CastleLine Holdings, LLC and its subsidiaries (“CastleLine”) for $33.4 million. CastleLine is a specialty risk management and insurance services firm that provides financial products and services to parties involved in the origination, underwriting, purchase and securitization of residential mortgages. The purchase consideration was composed of $12.3 million of cash at closing, $10.5 million of cash payable over four years from the acquisition date and 495 thousand shares of restricted common stock of the Company with a value of $14.4 million as of the closing date. Of the cash payable following acquisition, $3.8 million is contingent on certain future employment conditions of certain of the sellers, and therefore excluded from the purchase price. After the acquisition date, management adjusted the allocation of the purchase price based upon information that subsequently became available relating to acquisition date working capital and the purchase price allocation to intangible assets. This adjustment was recorded during the second quarter of 2016. The CastleLine acquisition is not material in relation to the Company’s results of operations or financial position.
The initial and final allocation of the purchase price is as follows:

(in thousands)	Initial purchase price allocation	Adjustments	Final purchase price allocation

Cash	$1,088	$—	$1,088
Accounts receivable, net	510	(410)	100
Prepaid expenses	66	(46)	20
Restricted cash	2,501	—	2,501
Non-compete agreements	1,105	25	1,130
Databases/other	465	1,335	1,800
Customer relationships	395	—	395
Trademarks and trade names	150	10	160
Deferred taxes	—	356	356
Goodwill	28,125	(1,395)	26,730
	34,405	(125)	34,280
Accounts payable and accrued expenses	(875)	38	(837)
Deferred revenue	(87)	87	—

Purchase price	$33,443	$—	$33,443

NOTE 5 — AVAILABLE FOR SALE SECURITIES
During the six months ended June 30, 2016, we purchased 4.1 million shares of Residential common stock for $48.2 million. This investment is classified as available for sale and reflected in the condensed consolidated balance sheets at fair value at the balance sheet date ($38.1 million as of June 30, 2016) (no comparative amount as of December 31, 2015). Unrealized gains and losses

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

on available for sale securities are reflected in other comprehensive income, unless there is an impairment that is other than temporary. In the event that a decline in market value is other than temporary, we would record a charge to earnings and a new cost basis in the investment would be established. In the second quarter of 2016, we incurred expenses of $3.4 million and earned dividends of $1.0 million related to this investment (no comparative amounts in 2015).
NOTE 6 — ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consists of the following:

(in thousands)	June 30, 2016	December 31, 2015

Billed	$61,211	$67,021
Unbilled	50,548	56,458
	111,759	123,479
Less: allowance for doubtful accounts	(11,594)	(18,456)

Total	$100,165	$105,023
Unbilled receivables consist primarily of certain asset management and default management services for which we generally recognize revenues over the service delivery period but bill following completion of the service. We also include in unbilled receivables amounts that are earned during a month and billed in the following month.
NOTE 7 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

(in thousands)	June 30, 2016	December 31, 2015

Maintenance agreements, current portion	$8,131	$7,000
Income taxes receivable	988	633
Prepaid expenses	7,975	7,873
Other current assets	10,653	6,245

Total	$27,747	$21,751
NOTE 8 — PREMISES AND EQUIPMENT, NET
Premises and equipment, net consists of the following:

(in thousands)	June 30, 2016	December 31, 2015

Computer hardware and software	$183,490	$177,010
Office equipment and other	25,934	21,720
Furniture and fixtures	15,338	14,443
Leasehold improvements	36,807	35,503
	261,569	248,676
Less: accumulated depreciation and amortization	(146,993)	(129,555)

Total	$114,576	$119,121
Depreciation and amortization expense amounted to $18.3 million and $18.4 million for the six months ended June 30, 2016 and 2015, respectively ($9.1 million and $9.6 million for the second quarter of 2016 and 2015, respectively), and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive income.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 9 — GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following is a summary of goodwill by segment:

(in thousands)	Mortgage Services	Financial Services	Technology Services	Total

Balance as of December 31, 2015	$80,423	$2,378	$—	$82,801
Acquisition of CastleLine (1)	(1,395)	—	—	(1,395)
Balance as of June 30, 2016	$79,028	$2,378	$—	$81,406

(1)	During the second quarter of 2016, goodwill was revised to reflect a purchase accounting measurement period adjustment related to the CastleLine acquisition. See Note 4.
Intangible assets, net
Intangible assets, net consist of the following:

	Weighted average estimated useful life (in years)	Gross carrying amount		Accumulated amortization		Net book value
(in thousands)		June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015

Definite lived intangible assets:
Trademarks and trade names	13	$15,254	$15,244	$(7,121)	$(6,491)	$8,133	$8,753
Customer related intangible assets	10	274,428	274,428	(136,440)	(113,725)	137,988	160,703
Operating agreement	20	35,000	35,000	(11,229)	(10,354)	23,771	24,646
Non-compete agreements	4	1,460	1,435	(314)	(115)	1,146	1,320
Intellectual property	10	300	300	(70)	(55)	230	245
Other intangible assets	5	2,710	1,375	(572)	(39)	2,138	1,336

Total		$329,152	$327,782	$(155,746)	$(130,779)	$173,406	$197,003
Amortization expense for definite lived intangible assets was $25.0 million and $17.9 million for the six months ended June 30, 2016 and 2015, respectively ($12.8 million and $9.0 million for the second quarter of 2016 and 2015, respectively). Expected annual definite lived intangible asset amortization for 2016 through 2020 is $39.9 million, $27.0 million, $23.9 million, $21.7 million and $19.6 million, respectively.
NOTE 10 — OTHER ASSETS
Other assets consist of the following:

(in thousands)	June 30, 2016	December 31, 2015

Security deposits	$5,365	$5,341
Maintenance agreements, non-current portion	1,334	1,570
Restricted cash	4,781	4,801
Other	1,206	1,441

Total	$12,686	$13,153

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 11 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable and accrued expenses consist of the following:

(in thousands)	June 30, 2016	December 31, 2015

Accounts payable	$15,114	$11,644
Accrued expenses - general	29,906	30,347
Accrued salaries and benefits	38,320	46,564
Income taxes payable	5,408	3,316

Total	$88,748	$91,871
Other current liabilities consist of the following:

(in thousands)	June 30, 2016	December 31, 2015

Unfunded cash account balances	$3,660	$6,395
Other	10,649	9,871

Total	$14,309	$16,266
NOTE 12 — LONG-TERM DEBT
Long-term debt consists of the following:

(in thousands)	June 30, 2016	December 31, 2015

Senior secured term loan	$482,626	$536,598
Less: debt issuance costs, net	(5,071)	(6,184)
Less: unamortized discount, net	(1,834)	(2,236)
Net long-term debt	475,721	528,178
Less: current portion	(5,945)	(5,945)

Long-term debt, less current portion	$469,776	$522,233
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
In addition to the scheduled principal payments, subject to certain exceptions, the term loan is subject to mandatory prepayment upon issuances of debt, casualty and condemnation events and sales of assets, as well as from a percentage of Consolidated Excess Cash Flow if the leverage ratio is greater than 3.00 to 1.00, as calculated in accordance with the provisions of the senior secured

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

term loan (the percentage increases if the leverage ratio exceeds 3.50 to 1.00). No mandatory prepayments were owed for the six months ended June 30, 2016.
In the second quarter of 2016, we repurchased portions of our senior secured term loan with an aggregate par value of $51.0 million at a weighted average discount of 13.2%, recognizing a net gain of $5.5 million on the early extinguishment of debt. In the second quarter of 2015, we repurchased a portion of our senior secured term loan with a par value of $16.0 million at a 9.0% discount, recognizing a net gain of $1.1 million on the early extinguishment of debt. The net gains were included in other income (expense), net in the condensed consolidated statements of operations and comprehensive income.
The term loan bears interest at rates based upon, at our option, the Adjusted Eurodollar Rate or the Base Rate. Adjusted Eurodollar Rate loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Adjusted Eurodollar Rate for the applicable interest period and (y) 1.00% plus (ii) a 3.50% margin. Base Rate loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Base Rate and (y) 2.00% plus (ii) a 2.50% margin. The interest rate at June 30, 2016 was 4.50%.
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
As of June 30, 2016, debt issuance costs were $5.1 million, net of $5.2 million of accumulated amortization. As of December 31, 2015, debt issuance costs were $6.2 million, net of $4.1 million of accumulated amortization.
Interest expense on the term loans totaled $12.5 million and $14.4 million for the six months ended June 30, 2016 and 2015, respectively ($6.0 million and $7.2 million for the second quarter of 2016 and 2015, respectively).
NOTE 13 — OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following:

(in thousands)	June 30, 2016	December 31, 2015

Acquisition related obligations	$5,446	$8,422
Other non-current liabilities	11,115	9,731

Total	$16,561	$18,153

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 14 — FAIR VALUE
Fair Value Measurements on a Recurring Basis
Available for sale securities are carried at fair value and consist of 4.1 million shares of Residential common stock with a fair value of $38.1 million as of June 30, 2016 (no comparative amount as of December 31, 2015). Available for sale securities are measured using Level 1 inputs as these securities have quoted prices in active markets.
In accordance with ASC Topic 805, Business Combinations, liabilities for contingent consideration are reflected at fair value and adjusted each reporting period with the change in fair value recognized in earnings. Liabilities for acquisition related contingent consideration were recorded in connection with the acquisitions of certain assets and assumed certain liabilities of Mortgage Builder Software, Inc. and Owners Advantage, LLC in 2014. The total fair value of the liabilities for acquisition related contingent consideration was $4.1 million and $3.9 million as of June 30, 2016 and December 31, 2015, respectively. We measure the liabilities for acquisition related contingent consideration using Level 3 inputs as they are determined based on the present value of future estimated payments, which include sensitivities pertaining to discount rates and financial projections.
In the second quarter of 2015, we reached an agreement with the former owners of Equator, LLC (“Equator”) to extinguish any liability for the Equator related contingent consideration (“Equator Earn Out”) in exchange for $0.5 million. In connection with this settlement, we reduced the liability for the Equator Earn Out to $0 and recognized a $7.6 million reduction in operating expenses in the condensed consolidated statements of operations and comprehensive income.
There were no transfers between different levels during the periods presented.
Fair Value of Financial Instruments
The following table presents the carrying amount and estimated fair value of financial instruments held by the Company as of June 30, 2016 and December 31, 2015. The following fair values are estimated using market information and what the Company believes to be appropriate valuation methodologies under GAAP are as follows:

	June 30, 2016			December 31, 2015
(in thousands)	Carrying amount	Fair value		Carrying amount	Fair value
		Level 1	Level 2		Level 1	Level 2

Cash and cash equivalents	$120,486	$120,486	$—	$179,327	$179,327	$—
Restricted cash	4,781	4,781	—	4,801	4,801	—
Long-term debt	482,626	—	412,645	536,598	—	469,523
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
NOTE 15 — SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Stock Repurchase Plan
On May 18, 2016, our shareholders approved a new share repurchase program, which replaced the previous share repurchase program. Under the new program, we are authorized to purchase up to 4.6 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval at a minimum price of $1.00 per share and a maximum price of $500.00 per share. This is in addition to amounts previously purchased under prior programs. Under the existing and prior programs, we purchased 0.8 million shares of common stock at an average price of $25.79 per share during the six months ended June 30, 2016 and 1.6 million shares at an average price of $28.02 per share during the six months ended June 30, 2015 (0.3 million shares at an average price of $26.74 per share for the second quarter of 2016 and 1.4 million shares at an average price of $28.57 per share for the second quarter of 2015). As of June 30, 2016, approximately 4.5 million shares of common stock remain available for repurchase under the new program. Our senior secured term loan limits the amount we can spend on share

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

repurchases and may prevent repurchases in certain circumstances. As of June 30, 2016, approximately $333 million was available to repurchase our common stock under our senior secured term loan.
Share-Based Compensation
We issue share-based awards in the form of stock options and certain other equity-based awards for certain employees and officers. We recorded share-based compensation expense of $3.6 million and $1.3 million for the six months ended June 30, 2016 and 2015, respectively ($1.7 million and $0.9 million for the second quarter of 2016 and 2015, respectively). As of June 30, 2016, estimated unrecognized compensation costs related to share-based awards amounted to $9.0 million, which we expect to recognize over a weighted average remaining requisite service period of approximately 2.58 years.
Stock Options
Stock option grants are composed of a combination of service-based, market-based and performance-based options.
Service-Based Options. These options generally vest over three or four years with equal annual cliff-vesting and expire on the earlier of ten years after the date of grant or following termination of service. A total of 1.2 million service-based awards were outstanding at June 30, 2016.
Market-Based Options. These option grants generally have two components, each of which vests only upon the achievement of certain criteria. The first component, which we refer to internally as “ordinary performance” grants, consists of two-thirds of the market-based grant and begins to vest if the stock price is at least double the exercise price, as long as the stock price realizes a compounded annual gain of at least 20% over the exercise price. The remaining third of the market-based options, which we refer to internally as “extraordinary performance” grants, begins to vest if the stock price is at least triple the exercise price, as long as the stock price realizes a compounded annual gain of at least 25% over the exercise price. For substantially all market-based awards, 25% vest upon the achievement of the criteria and the remaining 75% vest thereafter in three equal annual installments. Market-based options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service or in the final three years of the option term, in which case vesting will generally continue in accordance with the provisions of the award agreement. A total of 1.8 million market-based awards were outstanding at June 30, 2016.
Performance-Based Options. These option grants begin to vest upon the achievement of certain business unit specific financial measures. 25% of the awards vest upon the achievement of the performance criteria and the remaining 75% vest thereafter in three equal annual installments. The award of performance-based options is adjusted based on the level of achievement specified in the award agreements. If the performance criteria achieved is below a certain threshold, the award is cancelled. The options expire on the earlier of ten years after the date of grant or following termination of service. A total of 0.1 million performance-based awards were outstanding at June 30, 2016.
The Company granted 0.1 million stock options (at a weighted average exercise price of $27.43 per share) and 0.7 million stock options (at a weighted average exercise price of $23.17 per share) during the six months ended June 30, 2016 and 2015, respectively.
The fair values of the service-based and performance-based options were determined using the Black-Scholes option pricing model and the fair value of the market-based options was determined using a lattice (binomial) model. The following assumptions were used to determine the fair value as of the grant date:

	Six months ended June 30, 2016		Six months ended June 30, 2015
	Black-Scholes	Binomial	Black-Scholes	Binomial

Risk-free interest rate (%)	1.25 - 1.89	0.23 - 1.97	1.50 - 1.78	0.02 - 2.26
Expected stock price volatility (%)	59.75 - 62.14	59.76 - 62.14	55.06 - 57.60	55.06 - 57.60
Expected dividend yield	—	—	—	—
Expected option life (in years)	6.00 - 6.25	4.54 - 4.88	6.00 - 6.25	4.54 - 4.88
Fair value	$11.15 - $17.09	$11.06 - $17.58	$10.01 - $16.05	$9.91 - $16.13
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

The following table summarizes the weighted average grant date fair value of stock options granted per share, the total intrinsic value of stock options exercised and the grant date fair value of stock options that vested during the period presented:

	Six months ended June 30,
(in thousands, except per share amounts)	2016	2015

Weighted average grant date fair value of stock options granted per share	$15.81	$12.49
Intrinsic value of options exercised	1,002	176
Grant date fair value of stock options that vested	2,010	530
The following table summarizes the activity related to our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2015	3,163,125	$20.13	4.94	$35,842
Granted	93,500	27.43
Exercised	(79,726)	12.36
Forfeited	(46,950)	25.32

Outstanding at June 30, 2016	3,129,949	20.47	4.43	34,598

Exercisable at June 30, 2016	2,286,429	15.19	2.84	32,079
Other Share-Based Awards
The Company’s other share-based and similar types of awards are composed of restricted shares and Equity Appreciation Rights (“EARs”).
The restricted shares are service-based awards that vest over one to four years with either annual cliff-vesting, vesting of all of the restricted shares at the end of the vesting period or vesting beginning after two years of service. The Company granted 12 thousand restricted shares (at a weighted average price of $26.66 per share) during the six months ended June 30, 2016.
The following table summarizes the activity related to our restricted shares:

Number of restricted shares

Outstanding at December 31, 2015	272,326
Granted	12,378
Issued	(13,388)
Forfeited	(5,100)

Outstanding at June 30, 2016	266,216
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

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
The following table reflects outstanding EARs (expressed as a percentage of each of the divisions):

	Consumer Analytics	Document Solutions	Marketplace Solutions

Outstanding at December 31, 2015	5.6%	5.6%	5.3%
Granted	—	—	—
Forfeited	(0.5)	—	(0.1)

Outstanding at June 30, 2016	5.1%	5.6%	5.2%
Share-based compensation expense for stock options, restricted shares and EARs is recorded net of estimated forfeiture rates ranging from 0% to 40%.
NOTE 16 — REVENUE
Revenue includes service revenue, reimbursable expenses and non-controlling interests. Service revenue consists of amounts attributable to our fee-based services. Reimbursable expenses and non-controlling interests are pass-through items for which we earn no margin. Reimbursable expenses consist of amounts we incur on behalf of our customers in performing our fee-based services, but we pass such costs directly on to our customers without any additional markup. Non-controlling interests represent the earnings of Lenders One and Wholesale One, consolidated entities not owned by Altisource, and are included in revenue and reduced from net income to arrive at net income attributable to Altisource (see Note 1). The components of revenue were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015

Service revenue	$241,324	$236,595	$475,604	$444,411
Reimbursable expenses	13,783	30,830	29,237	62,786
Non-controlling interests	692	896	1,090	1,606

Total	$255,799	$268,321	$505,931	$508,803

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 17 — COST OF REVENUE
Cost of revenue principally includes payroll and employee benefits associated with personnel employed in customer service and operations roles, fees paid to external providers related to the provision of services, reimbursable expenses, technology and telecommunications costs as well as depreciation and amortization of operating assets. The components of cost of revenue were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015

Compensation and benefits	$69,773	$64,890	$134,836	$134,216
Outside fees and services	73,326	54,822	145,129	108,069
Reimbursable expenses	13,783	30,830	29,237	62,786
Technology and telecommunications	10,703	10,355	20,643	22,248
Depreciation and amortization	6,786	7,262	13,389	13,666

Total	$174,371	$168,159	$343,234	$340,985
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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015

Compensation and benefits	$14,324	$13,636	$28,315	$26,399
Occupancy related costs	8,799	10,047	17,882	20,701
Amortization of intangible assets	12,756	8,986	24,967	17,877
Professional services	6,696	6,639	13,436	14,629
Marketing costs	5,671	5,920	12,163	11,273
Depreciation and amortization	2,352	2,344	4,957	4,766
Other	3,609	3,994	6,103	8,327

Total	$54,207	$51,566	$107,823	$103,972
NOTE 19 — GAIN (LOSS) ON HLSS EQUITY SECURITIES AND DIVIDENDS RECEIVED
During March 2015, we purchased 1.6 million shares of HLSS common stock in the open market for $30.0 million. This investment was classified as available for sale. On April 6, 2015, HLSS completed the sale of substantially all of its assets to New Residential Investment Corp. (“NRZ”) and adopted a plan of complete liquidation and dissolution. During April 2015, we received liquidating dividends and other dividends from HLSS totaling $20.4 million and we sold all of our 1.6 million shares of HLSS common stock in the open market for $7.7 million. As a result of these transactions, we recognized a net gain of $1.4 million in the second quarter of 2015 and a net loss of $1.9 million for the six months ended June 30, 2015 (no comparative amounts in 2016) in connection with our investment in HLSS.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 20 — OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015

Gain on early extinguishment of debt	$5,464	$1,114	$5,464	$1,114
Expenses related to the purchase of available for sale securities	(3,356)	—	(3,356)	—
Interest income	6	31	17	62
Other, net	630	(324)	592	(352)

Total	$2,744	$821	$2,717	$824
NOTE 21 — EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities using the treasury stock method.
Basic and diluted EPS are calculated as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015

Net income attributable to Altisource	$19,994	$45,950	$38,488	$49,648

Weighted average common shares outstanding, basic	18,437	19,571	18,646	19,870
Dilutive effect of stock options and restricted shares	1,167	1,098	1,176	960

Weighted average common shares outstanding, diluted	19,604	20,669	19,822	20,830

Earnings per share:
Basic	$1.08	$2.35	$2.06	$2.50

Diluted	$1.02	$2.22	$1.94	$2.38
For the six months ended June 30, 2016 and 2015, 0.4 million options and 0.7 million options, respectively, that were anti-dilutive have been excluded from the computation of diluted EPS (0.4 million options and 0.7 million options for the second quarter of 2016 and 2015, respectively). These options were anti-dilutive and excluded from the computation of diluted EPS because their exercise price was greater than the average market price of our common stock. Also excluded from the computation of diluted EPS are 0.4 million options and 0.3 million options for the six months ended June 30, 2016 and 2015, respectively (0.4 million and 0.3 million options for the second quarter of 2016 and 2015, respectively), granted for shares that begin to vest upon the achievement of certain market and performance criteria related to our common stock price and an annualized rate of return to investors that have not yet been met.
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
On February 11, 2015, W.A. Sokolowski, an alleged shareholder of Ocwen Financial Corporation, filed an amended shareholder derivative complaint in the United States District Court for the Southern District of Florida against Ocwen Financial Corporation (as a nominal defendant), certain of its current or former officers and directors, Altisource Portfolio Solutions S.A. and other companies. The suit seeks recovery of an unspecified amount of damages for alleged breaches of fiduciary duty by Ocwen Financial Corporation’s officers and directors, which were allegedly aided and abetted by Altisource Portfolio Solutions S.A. and other defendants. Altisource Portfolio Solutions S.A. filed a motion to dismiss the complaint on November 9, 2015. While that motion was pending, additional lawsuits alleging similar claims for alleged breaches of fiduciary duties by current or former Ocwen Financial Corporation officers and directors were filed in or transferred to the Court. The Court subsequently consolidated these actions and denied Altisource Portfolio Solutions S.A.’s motion to dismiss the Sokolowski complaint without prejudice to re-file following appointment of lead counsel for the consolidated action and the filing or designation of an operative complaint. Lead counsel for plaintiffs filed their Consolidated Verified Shareholder Derivative Complaint (the “Consolidated Complaint”) on March 8, 2016. The Consolidated Complaint alleges claims that Altisource Portfolio Solutions S.A., its subsidiary Beltline Road Insurance Agency, Inc. and other defendants aided and abetted alleged breaches of fiduciary duties by Ocwen Financial Corporation officers and directors and/or were unjustly enriched in connection with business dealings with Ocwen Financial Corporation. The Consolidated Complaint also seeks contribution from Altisource Portfolio Solutions S.A., its subsidiary Beltline Road Insurance Agency, Inc. and other defendants for amounts Ocwen Financial Corporation paid in connection with a settlement with the New York State Department of Financial Services. Altisource Portfolio Solutions S.A. and Beltline Road Insurance Agency, Inc. filed motions to dismiss the Consolidated Complaint on May 13, 2016 and intend to vigorously defend the lawsuit.
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
Altisource is unable to predict the outcomes of these lawsuits or reasonably estimate the potential loss, if any, arising from the suits, given that the motion to dismiss in the second case has not been adjudicated, a stay has been entered in the third case and significant legal and factual issues remain to be determined in all three cases.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

relating to certain aspects of our business. We believe it is premature to predict the potential outcome or to estimate any potential financial impact in connection with these inquiries.
Ocwen Related Matters
Ocwen is our largest customer and 55% of our revenue for the six months ended June 30, 2016 (55% of our revenue for the second quarter of 2016) was from Ocwen. Additionally, 19% of our revenue for the six months ended June 30, 2016 (20% of our revenue for the second quarter of 2016) was earned on the portfolios serviced by Ocwen, when a party other than Ocwen selected Altisource as the service provider.
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
As a result of the sale of substantially all of the assets of HLSS to NRZ in April of 2015, NRZ owns the rights to approximately 78% of Ocwen’s non-government-sponsored enterprise (“non-GSE”) servicing rights as of March 31, 2016. Under an agreement between NRZ and Ocwen, NRZ has the right (not necessarily the obligation or ability) to transfer servicing away from Ocwen if Ocwen fails to achieve and maintain certain minimum servicer ratings on or after April 6, 2017.
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
All of the foregoing may have significant adverse effects on Ocwen’s business and our continuing relationships with Ocwen. For example, Ocwen may be required to alter the way it conducts business, including the parties it contracts with for services (including information technology and software services), it may be required to seek changes to its existing pricing structure with us, it may lose or sell some or all of its non-GSE servicing rights or subservicing arrangements or may lose one or more of its state servicing licenses. Additional regulatory actions or adverse financial developments may impose additional restrictions on or require changes in Ocwen’s business that could require it to sell assets or change its business operations. Any or all of these effects could result in our eventual loss of Ocwen as a customer or a reduction in the number and/or volume of services they purchase from us or the loss of other customers.
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
In this regard, we have a plan that we believe would allow us to efficiently execute on this realignment. We believe that transfers of Ocwen’s servicing rights to a successor servicer(s) would take an extended period of time because of the approval required from many parties, including regulators, rating agencies, RMBS trustees, lenders and others. During this period of time, we believe we would continue to generate revenue from the services we provide to the transferred portfolio. Additionally, we have

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

several strategic initiatives that focus on diversifying and growing our revenue and customer base. Our major strategic initiatives include:

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
Escrow and Trust Balances
We hold customers’ assets in escrow and trust accounts at various financial institutions pending completion of certain real estate activities. We also hold cash in trust accounts at various financial institutions where contractual obligations mandate maintaining dedicated bank accounts for our Financial Services segment’s collections. These amounts are held in escrow and trust accounts for limited periods of time and are not included in the condensed consolidated balance sheets. Amounts held in escrow and trust accounts were $86.2 million and $66.6 million at June 30, 2016 and December 31, 2015, respectively.
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
Financial information for our segments is as follows:

	Three months ended June 30, 2016
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue	$208,561	$19,758	$38,100	$(10,620)	$255,799
Cost of revenue	127,626	14,149	42,424	(9,828)	174,371
Gross profit (loss)	80,935	5,609	(4,324)	(792)	81,428
Selling, general and administrative expenses	28,607	4,204	7,440	13,956	54,207
Income (loss) from operations	52,328	1,405	(11,764)	(14,748)	27,221
Total other income (expense), net	35	22	93	(3,394)	(3,244)

Income (loss) before income taxes and non-controlling interests	$52,363	$1,427	$(11,671)	$(18,142)	$23,977

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

	Three months ended June 30, 2015
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue	$197,361	$23,389	$55,992	$(8,421)	$268,321
Cost of revenue	112,710	15,537	47,423	(7,511)	168,159
Gross profit (loss)	84,651	7,852	8,569	(910)	100,162
Selling, general and administrative expenses	25,228	4,588	7,246	14,504	51,566
Change in the fair value of Equator Earn Out	—	—	(7,591)	—	(7,591)
Income (loss) from operations	59,423	3,264	8,914	(15,414)	56,187
Total other income (expense), net	23	2	(18)	(4,950)	(4,943)

Income (loss) before income taxes and non-controlling interests	$59,446	$3,266	$8,896	$(20,364)	$51,244

	Six months ended June 30, 2016
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue	$407,547	$39,862	$78,747	$(20,225)	$505,931
Cost of revenue	249,144	28,407	84,317	(18,634)	343,234
Gross profit (loss)	158,403	11,455	(5,570)	(1,591)	162,697
Selling, general and administrative expenses	55,576	8,513	13,998	29,736	107,823
Income (loss) from operations	102,827	2,942	(19,568)	(31,327)	54,874
Total other income (expense), net	49	35	100	(9,996)	(9,812)

Income (loss) before income taxes and non-controlling interests	$102,876	$2,977	$(19,468)	$(41,323)	$45,062

	Six months ended June 30, 2015
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue	$374,367	$45,743	$107,962	$(19,269)	$508,803
Cost of revenue	227,514	30,640	100,146	(17,315)	340,985
Gross profit (loss)	146,853	15,103	7,816	(1,954)	167,818
Selling, general and administrative expenses	45,789	9,303	14,561	34,319	103,972
Change in the fair value of Equator Earn Out	—	—	(7,591)	—	(7,591)
Income (loss) from operations	101,064	5,800	846	(36,273)	71,437
Total other income (expense), net	19	(10)	(17)	(15,377)	(15,385)

Income (loss) before income taxes and non-controlling interests	$101,083	$5,790	$829	$(51,650)	$56,052

(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Total assets:
June 30, 2016	$333,136	$46,348	$144,719	$151,273	$675,476
December 31, 2015	325,461	53,757	165,778	176,802	721,798

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Our services are provided to customers primarily located in the United States. Premises and equipment, net consist of the following, by country:

(in thousands)	June 30, 2016	December 31, 2015

United States	$81,540	$85,021
India	17,370	21,187
Luxembourg	12,650	9,944
Philippines	2,777	2,664
Uruguay	239	305

Total	$114,576	$119,121

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
We classify our businesses into the following three reportable segments:
Mortgage Services: Provides services that span the mortgage and real estate lifecycle and are typically outsourced by loan servicers, loan originators, home investors and other sellers and buyers of single family homes. The majority of these services are provided to Ocwen. We also have longstanding relationships with commercial banks, insurance companies, mortgage bankers and other companies involved in the mortgage industry. Within the Mortgage Services segment, we provide the following services:
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
Origination management services - Origination management services principally include products, services and solutions utilized in the origination, underwriting and purchase of primarily residential mortgages. Through the Mortgage Partnership of America, L.L.C. (“MPA”) and our Altisource Origination Services business, which provides loan due diligence, fulfillment, contract underwriting and quality control services, we are focused largely on the residential mortgage market. MPA serves as the manager of Best Partners Mortgage Cooperative, Inc., doing business as the Lenders One® mortgage cooperative (“Lenders One”) and Best Partners Mortgage Brokers Cooperative, Inc., doing business as the Wholesale One® mortgage cooperative (“Wholesale One”). Lenders One is a national end-to-end marketplace for mortgage bankers and other mortgage market participants. Wholesale One assists mortgage brokers and other third party originators with tools to improve their businesses and obtain better access to the capital markets. We provide other origination related services in the residential property valuation services business and insurance services businesses. In the second quarter of 2016, we introduced Vendorly™, a comprehensive vendor oversight service initially being sold to the mortgage banking community.
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
Technology Services: Provides a portfolio of software, data analytics and infrastructure management services that support the management of mortgage and real estate activities and marketplace transactions across the mortgage and real estate lifecycles. We provide our information technology (“IT”) infrastructure management services to Ocwen, Altisource Residential Corporation (“Residential”) and Altisource Asset Management Corporation (“AAMC”) through managed services agreements, and our other segments in a shared services model. Our software and analytics solutions primarily include the following software solutions, as described briefly below:
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
Pointillist™ - A cloud-based customer intelligence platform that empowers marketers to identify critical customer paths to purchase, upsell and increase customer satisfaction. The Pointillist marketing analytics platform is designed to reveal how consumer experiences drive business outcomes and analyze customer behavior to drive results across channels and over time.

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
We classify revenue in three categories: service revenue, revenue from reimbursable expenses and non-controlling interests. In evaluating our performance, we focus on service revenue. Service revenue consists of amounts attributable to our fee-based services. Reimbursable expenses and non-controlling interests are pass-through items for which we earn no margin. Reimbursable expenses consist of amounts we incur on behalf of our customers in performing our fee-based services, but we pass such costs directly on to our customers without any additional markup. Non-controlling interests represent the earnings of Lenders One and Wholesale One, consolidated entities not owned by Altisource, and are included in revenue and reduced from net income to arrive at net income attributable to Altisource.
Stock Repurchase Plan
On May 18, 2016, our shareholders approved a new share repurchase program, which replaced the previous share repurchase program. Under the new program, we are authorized to purchase up to 4.6 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval at a minimum price of $1.00 per share and a maximum price of $500.00 per share. This is in addition to amounts previously purchased under prior programs. Under the existing and prior programs, we purchased 0.8 million shares of common stock at an average price of $25.79 per share during the six months ended June 30, 2016 and 1.6 million shares at an average price of $28.02 per share during the six months ended June 30, 2015 (0.3 million shares at an average price of $26.74 per share for the second quarter of 2016 and 1.4 million shares at an average price of $28.57 per share for the second quarter of 2015). As of June 30, 2016, approximately 4.5 million shares of common stock remain available for repurchase under the new program. Our senior secured term loan limits the amount we can spend on share repurchases and may prevent repurchases in certain circumstances. As of June 30, 2016, approximately $333 million was available to repurchase our common stock under our senior secured term loan.
Strategy and Growth Initiatives
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
Strategically, we are focused on (1) our four key business initiatives discussed below, (2) continuing to strengthen our compliance management system and (3) maintaining strong performance and relationships with our strategic customers.
Each of our four key business initiatives positions Altisource to grow and diversify our customer and revenue base. We believe these initiatives address very large markets and directly leverage our core competencies and distinct competitive advantages. Our four strategic initiatives and a brief description of each follow:
Mortgage market:

1.
Continue to grow our Servicer Solutions business (the products, services and certain technologies typically used or licensed by loan servicers): We are focused on expanding services purchased by our existing customer base and attracting new customers. Even as delinquencies return to historical norms, we believe there is a very large addressable market for the services we provide, as well as a strong and increasing customer focus on regulatory compliance and operational quality. We are one of only a few service providers with a comprehensive offering of services and technologies on a national scale. We believe we are well positioned to gain market share as customers consolidate to larger, full-service vendors and continue to outsource services that have historically been performed in-house.

2.
Continue to grow our Origination Solutions business (the products, services and technologies typically used or licensed by participants in the loan origination market): We are focused on building an industry leading, integrated origination services platform that provides end-to-end solutions to our customers, expand our product offerings to our existing client base and actively add new customers. We are leveraging our enterprise wide sales organization to offer our origination services to larger bank and non-bank originators and correspondents and plan to expand our middle market sales organization to address other prospects. We believe we are well positioned to gain market share as customers consolidate to larger full-service vendors and by offering our existing customers (e.g., the members of Lenders One, the customers of Mortgage Builder and CastleLine and our preferred vendors and partners) an attractive suite of products and services that meet their growing needs.

Real estate market:

3.
Continue to grow our Consumer Real Estate Solutions business (an online marketplace that connects consumer home buyers and home sellers and offers the related services) primarily through Owners.com: Owners.com provides self-directed home buyers and sellers with a full suite of real estate services from which to choose. We are focused on growing Owners.com by building brand awareness, driving customer engagement and increasing consumer adoption of our buy side and sell side brokerage services. With a growing segment of the population demonstrating a desire to engage in self-directed transactions, we believe Owners.com is well positioned to become a market leader.

4.
Continue to grow our Real Estate Investor Solutions business (an online marketplace that connects home buyers and home sellers of one to four family rental homes and offers the related services to buy, manage and sell homes): We are focused on supporting the growth of our existing customers, expanding services purchased by our existing customer base and attracting new customers. With our real estate brokerage operation, vendor network, property management and renovation footprint, existing customer base and growing suite of technologies (e.g., Investability and RentRange), we believe we are well positioned to grow.

There can be no assurance that growth from our strategic initiatives will be successful or our operations will be profitable.
Ocwen Related Matters
Revenue from Ocwen represented 55% of our revenue for the six months ended June 30, 2016 (55% of consolidated revenue for the second quarter of 2016). Additionally, 19% of our revenue for the six months ended June 30, 2016 (20% of consolidated revenue for the second quarter of 2016) was earned on the portfolios serviced by Ocwen, when a party other than Ocwen selected Altisource as the service provider.
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
In this regard, we have a plan that we believe would allow us to efficiently execute on this realignment. We believe that transfers of Ocwen’s servicing rights to a successor servicer(s) would take an extended period of time because of the approval required from many parties, including regulators, rating agencies, residential mortgage-backed securities trustees, lenders and others. During this period of time, we believe we would continue to generate revenue from the services we provide to the transferred portfolio. Additionally, we have several strategic initiatives that focus on diversifying and growing our revenue and customer base. Our major strategic initiatives are described in the Strategy and Growth Initiatives section above. We have an established sales and marketing strategy to support each of these initiatives.
Management believes our plans, together with current liquidity and cash flows from operations will be sufficient to meet working capital, capital expenditures, debt service and other cash needs. However, there can be no assurance that our plans will be successful or our operations will be profitable.

Factors Affecting Comparability
The following items may impact the comparability of our results:

•
The average number of loans serviced by Ocwen on REALServicing was 1.5 million for the six months ended June 30, 2016 compared to 2.3 million for the six months ended June 30, 2015 (1.5 million for the second quarter of 2016 and 2.2 million for the second quarter of 2015). The average number of delinquent non-GSE loans serviced by Ocwen on REALServicing was 230 thousand for the six months ended June 30, 2016 compared to 295 thousand for the six months ended June 30, 2015 (222 thousand for the second quarter of 2016 and 279 thousand for the second quarter of 2015);

•
In the second quarter of 2016, we repurchased portions of our senior secured term loan with an aggregate par value of $51.0 million at a weighted average discount of 13.2%, recognizing a net gain of $5.5 million on the early extinguishment of debt; in the second quarter of 2015, we repurchased a portion of our senior secured term loan with a par value of $16.0 million at a 9.0% discount, recognizing a net gain of $1.1 million on the early extinguishment of debt;

•
During the six months ended June 30, 2016, we purchased 4.1 million shares of Residential common stock for $48.2 million. In the second quarter of 2016, we incurred expenses of $3.4 million and earned dividends of $1.0 million related to this investment (no comparative amounts in 2015);

•
On October 9, 2015, we acquired GoldenGator, LLC (doing business as RentRange) (“RentRange”), REIsmart, LLC (doing business as Investability) (“Investability”) and Onit Solutions, LLC, a support company for RentRange and Investability, for $24.8 million, composed of $17.5 million in cash and 247 thousand shares of restricted common stock of the Company with a value of $7.3 million as of the closing date;

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

•
During the six month ended June 30, 2015, we recognized a loss on the sale of Home Loan Servicing Solutions, Ltd. (“HLSS”) equity securities, net of dividends received, of $1.9 million (during the second quarter of 2015, we recognized a gain on the sale of HLSS equity securities and dividends of $1.4 million); and

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
The following table sets forth information regarding our results of operations:

	Three months ended June 30,			Six months ended June 30,
(in thousands, except per share data)	2016	2015	% Increase (decrease)	2016	2015	% Increase (decrease)

Service revenue
Mortgage Services	$194,110	$165,674	17	$377,272	$310,055	22
Financial Services	19,734	23,350	(15)	39,810	45,663	(13)
Technology Services	38,100	55,992	(32)	78,747	107,962	(27)
Eliminations	(10,620)	(8,421)	26	(20,225)	(19,269)	5
Total service revenue	241,324	236,595	2	475,604	444,411	7
Reimbursable expenses	13,783	30,830	(55)	29,237	62,786	(53)
Non-controlling interests	692	896	(23)	1,090	1,606	(32)
Total revenue	255,799	268,321	(5)	505,931	508,803	(1)
Cost of revenue	174,371	168,159	4	343,234	340,985	1
Gross profit	81,428	100,162	(19)	162,697	167,818	(3)
Selling, general and administrative expenses	54,207	51,566	5	107,823	103,972	4
Change in the fair value of Equator Earn Out	—	(7,591)	(100)	—	(7,591)	(100)
Income from operations	27,221	56,187	(52)	54,874	71,437	(23)
Other income (expense), net:
Interest expense	(5,988)	(7,195)	(17)	(12,529)	(14,355)	(13)
Gain (loss) on HLSS equity securities and dividends received	—	1,431	(100)	—	(1,854)	(100)
Other income (expense), net	2,744	821	234	2,717	824	230
Total other income (expense), net	(3,244)	(4,943)	(34)	(9,812)	(15,385)	(36)

Income before income taxes and non-controlling interests	23,977	51,244	(53)	45,062	56,052	(20)
Income tax provision	(3,291)	(4,398)	(25)	(5,484)	(4,798)	14

Net income	20,686	46,846	(56)	39,578	51,254	(23)
Net income attributable to non-controlling interests	(692)	(896)	(23)	(1,090)	(1,606)	(32)

Net income attributable to Altisource	$19,994	$45,950	(56)	$38,488	$49,648	(22)

Margins:
Gross profit/service revenue	34%	42%		34%	38%
Income from operations/service revenue	11%	24%		12%	16%

Earnings per share:
Basic	$1.08	$2.35	(54)	$2.06	$2.50	(18)
Diluted	$1.02	$2.22	(54)	$1.94	$2.38	(18)

Revenue
We recognized service revenue of $475.6 million for the six months ended June 30, 2016, a 7% increase compared to the six months ended June 30, 2015 ($241.3 million for the second quarter of 2016, a 2% increase compared to the second quarter of 2015). The increases were driven by revenue growth in the asset management services businesses from higher volumes of property preservation referrals, growth in the percentage of homes sold through auction on Hubzu and growth in the number of non-Ocwen properties sold on Hubzu in the Mortgage Services segment. These increases were partially offset by decreases in IT infrastructure services in the Technology Services segment, which are typically billed on a cost plus basis, decreases in software services revenue due to lower rates charged to Ocwen for certain services and a decline in the number of loans on REALServicing in the Technology Services segment and lower customer relationship management business as we have severed relationships with and reduced the volume of services provided to certain clients that were not profitable to us as well as lower mortgage charge-off collections in the Financial Services segment. During the fourth quarter of 2015, we began transitioning resources supporting technology infrastructure to Ocwen as a part of the previously announced separation of technology infrastructure. We anticipate this transition will be largely complete during the fourth quarter of 2016. In addition, in early 2015, the pricing model to Ocwen for REO preservation services within asset management services changed. Historically, we billed (1) a fixed fee per REO asset (which was recognized as service revenue) and (2) actual vendor costs (which were recognized as reimbursable expenses revenue). For new REO referrals, beginning in early 2015, our pricing is on a per service basis (which is recognized as service revenue). This change results in certain services that were historically reimbursable expenses revenue becoming service revenue. As a result, service revenue in the Mortgage Services segment asset management services businesses increased and reimbursable expenses revenue decreased.
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
We recognized cost of revenue of $343.2 million for the six months ended June 30, 2016, a 1% increase compared to the six months ended June 30, 2015 ($174.4 million for the second quarter of 2016, a 4% increase compared to the second quarter of 2015). The increases were driven by higher outside fees and services, partially offset by decreases in reimbursable expenses. Outside fees and services increased due to higher volumes of property preservation referrals and the change in billing discussed in the revenue section above, partially offset for the six months ended June 30, 2016 by the March 31, 2015 termination of the Data Access and Services Agreement. Reimbursable expenses declined as a result of the change in billing discussed in the revenue section above. Compensation and benefits cost increased, particularly in the second quarter of 2016, to support certain of our growth initiatives in the Mortgage Services segment, partially offset by cost savings initiatives and the transition of resources supporting technology infrastructure to Ocwen.
Gross profit decreased to $162.7 million, representing 34% of service revenue, for the six months ended June 30, 2016 compared to $167.8 million, representing 38% of service revenue, for the six months ended June 30, 2015 (decreased to $81.4 million representing 34% of service revenue, for the second quarter of 2016 compared to $100.2 million, representing 42% of service revenue for the second quarter of 2015). Gross profit as a percentage of service revenue decreased for the six months ended June 30, 2016 and the second quarter of 2016 primarily due to higher growth in the lower margin property preservation services in Mortgage Services and from declines in revenue in Technology Services that exceeded the decline in expenses. These decreases for the six months ended June 30, 2016 were partially offset by the March 31, 2015 termination of the Data Access and Services Agreement with Ocwen.
Selling, General and Administrative Expenses, Other Operating Expenses and Income from Operations
Selling, general and administrative expenses (“SG&A”) include payroll for personnel employed in executive, finance, law, compliance, human resources, vendor management, risk, sales and marketing roles. This category also includes occupancy costs, amortization of intangible assets, professional services, marketing costs, and depreciation and amortization.

We recognized SG&A of $107.8 million for the six months ended June 30, 2016, a 4% increase compared to the six months ended June 30, 2015 ($54.2 million for the second quarter of 2016, a 5% increase compared to the second quarter of 2015). The increases were primarily due to higher amortization of intangible assets, partially offset by lower occupancy costs due to the completion of several office relocations in 2015.
We recognized a gain in other operating expenses on the change in the fair value of the Equator Earn Out of $7.6 million for the six months ended June 30, 2015 ($7.6 million for the second quarter of 2015) (no comparative amount in 2016). The liability for contingent consideration was reflected at fair value and adjusted each reporting period with the change in fair value recognized in earnings. In 2015, we reached an agreement with the former owners of Equator to extinguish any liability for the Equator Earn Out. In connection with this settlement, we reduced the liability for the Equator Earn Out to $0 and recognized a $7.6 million increase in earnings.

Income from operations decreased to $54.9 million, representing 12% of service revenue, for the six months ended June 30, 2016 compared to $71.4 million, representing 16% of service revenue, for the six months ended June 30, 2015 (decreased to $27.2 million, representing 11% of service revenue, for the second quarter of 2016 compared to $56.2 million, representing 24% of service revenue, for the second quarter of 2015). The decrease in operating income margin was primarily the result of the decrease in gross profit margin, higher SG&A expenses and the 2015 Equator Earn Out gain, as discussed above.
Other Income (Expense), net
Other income (expense), net principally includes interest expense and other non-operating gains and losses. Interest expense was $12.5 million for the six months ended June 30, 2016, a decrease of $1.8 million compared to the six months ended June 30, 2015 ($6.0 million for the second quarter of 2016, a decrease of $1.2 million compared to the second quarter of 2015), primarily from the 2016 and 2015 repurchases of portions of our senior secured term loan with an aggregate par value of $100.0 million.
In the second quarter of 2016, we repurchased portions of our senior secured term loan with an aggregate par value of $51.0 million at a weighted average discount of 13.2%, recognizing a net gain of $5.5 million on the early extinguishment of debt. In the second quarter of 2015, we repurchased a portion of our senior secured term loan with a par value of $16.0 million at a 9.0% discount, recognizing a net gain of $1.1 million on the early extinguishment of debt. In the third and fourth quarters of 2015, we repurchased portions of our senior secured term loan with an aggregate par value of $33.0 million at a weighted average discount of 11.0%.
During the six months ended June 30, 2016, we purchased 4.1 million shares of Residential common stock for $48.2 million. In the second quarter of 2016, we incurred expenses of $3.4 million and earned dividends of $1.0 million related to this investment (no comparative amounts in 2015).
During March 2015, we purchased 1.6 million shares of HLSS common stock in the open market for $30.0 million. This investment was classified as available for sale. On April 6, 2015, HLSS completed the sale of substantially all of its assets to New Residential Investment Corp. (“NRZ”) and adopted a plan of complete liquidation and dissolution. During April 2015, we received liquidating dividends and other dividends from HLSS totaling $20.4 million and we sold all of our 1.6 million shares of HLSS common stock in the open market for $7.7 million. As a result of these transactions, we recognized a net gain of $1.4 million in the second quarter of 2015 and a net loss of $1.9 million for the six months ended June 30, 2015 (no comparative amounts in 2016) in connection with our investment in HLSS.
Income Tax Provision
We recognized an income tax provision of $5.5 million for the six months ended June 30, 2016 compared to $4.8 million for the six months ended June 30, 2015 ($3.3 million and $4.4 million for the second quarter of 2016 and 2015, respectively). Our effective tax rate was 12.2% and 8.6% for the six months ended June 30, 2016 and June 30, 2015, respectively (13.7% and 8.6% for the second quarter of 2016 and 2015, respectively). Our effective tax rate differs from the Luxembourg statutory tax rate of 29.2% primarily due to the effect of certain deductions in Luxembourg and the mix of income and losses with varying tax rates in multiple taxing jurisdictions. The higher effective income tax rates for the six months ended June 30, 2016 and the second quarter of 2016 were primarily the result of a change in the mix of revenue across jurisdictions. Our consolidated effective income tax rate for financial reporting purposes may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our domestic and international operations and our ability to utilize net operating loss and tax credit carryforwards.

SEGMENT RESULTS OF OPERATIONS
The following section provides a discussion of pre-tax results of operations of our business segments. Transactions between segments are accounted for as third party arrangements for purposes of presenting segment results of operations. Intercompany transactions primarily consist of IT infrastructure management services and professional services billed by Technology Services. We reflect these as service revenue in the Technology Services segment and technology and telecommunications costs within cost of revenue and SG&A in the segment receiving the services. Certain prior year SG&A cost allocations from Corporate to the segments have been reclassified to conform to the current year presentation.
Financial information for our segments is as follows:

	Three months ended June 30, 2016
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue
Service revenue	$194,110	$19,734	$38,100	$(10,620)	$241,324
Reimbursable expenses	13,759	24	—	—	13,783
Non-controlling interests	692	—	—	—	692
	208,561	19,758	38,100	(10,620)	255,799
Cost of revenue	127,626	14,149	42,424	(9,828)	174,371
Gross profit (loss)	80,935	5,609	(4,324)	(792)	81,428
Selling, general and administrative expenses	28,607	4,204	7,440	13,956	54,207
Income (loss) from operations	52,328	1,405	(11,764)	(14,748)	27,221
Total other income (expense), net	35	22	93	(3,394)	(3,244)

Income (loss) before income taxes and non-controlling interests	$52,363	$1,427	$(11,671)	$(18,142)	$23,977

Margins:
Gross profit (loss)/service revenue	42%	28%	(11)%	N/M	34%
Income (loss) from operations/service revenue	27%	7%	(31)%	N/M	11%
N/M — not meaningful.

	Three months ended June 30, 2015
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue
Service revenue	$165,674	$23,350	$55,992	$(8,421)	$236,595
Reimbursable expenses	30,791	39	—	—	30,830
Non-controlling interests	896	—	—	—	896
	197,361	23,389	55,992	(8,421)	268,321
Cost of revenue	112,710	15,537	47,423	(7,511)	168,159
Gross profit (loss)	84,651	7,852	8,569	(910)	100,162
Selling, general and administrative expenses	25,228	4,588	7,246	14,504	51,566
Change in the fair value of Equator Earn Out	—	—	(7,591)	—	(7,591)
Income (loss) from operations	59,423	3,264	8,914	(15,414)	56,187
Total other income (expense), net	23	2	(18)	(4,950)	(4,943)

Income (loss) before income taxes and non-controlling interests	$59,446	$3,266	$8,896	$(20,364)	$51,244

Margins:
Gross profit/service revenue	51%	34%	15%	N/M	42%
Income (loss) from operations/service revenue	36%	14%	16%	N/M	24%
N/M — not meaningful.

	Six months ended June 30, 2016
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue
Service revenue	$377,272	$39,810	$78,747	$(20,225)	$475,604
Reimbursable expenses	29,185	52	—	—	29,237
Non-controlling interests	1,090	—	—	—	1,090
	407,547	39,862	78,747	(20,225)	505,931
Cost of revenue	249,144	28,407	84,317	(18,634)	343,234
Gross profit (loss)	158,403	11,455	(5,570)	(1,591)	162,697
Selling, general and administrative expenses	55,576	8,513	13,998	29,736	107,823
Income (loss) from operations	102,827	2,942	(19,568)	(31,327)	54,874
Total other income (expense), net	49	35	100	(9,996)	(9,812)

Income (loss) before income taxes and non-controlling interests	$102,876	$2,977	$(19,468)	$(41,323)	$45,062

Margins:
Gross profit (loss)/service revenue	42%	29%	(7)%	N/M	34%
Income (loss) from operations/service revenue	27%	7%	(25)%	N/M	12%
N/M — not meaningful.

	Six months ended June 30, 2015
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue
Service revenue	$310,055	$45,663	$107,962	$(19,269)	$444,411
Reimbursable expenses	62,706	80	—	—	62,786
Non-controlling interests	1,606	—	—	—	1,606
	374,367	45,743	107,962	(19,269)	508,803
Cost of revenue	227,514	30,640	100,146	(17,315)	340,985
Gross profit (loss)	146,853	15,103	7,816	(1,954)	167,818
Selling, general and administrative expenses	45,789	9,303	14,561	34,319	103,972
Change in the fair value of Equator Earn Out	—	—	(7,591)	—	(7,591)
Income (loss) from operations	101,064	5,800	846	(36,273)	71,437
Total other income (expense), net	19	(10)	(17)	(15,377)	(15,385)

Income (loss) before income taxes and non-controlling interests	$101,083	$5,790	$829	$(51,650)	$56,052

Margins:
Gross profit/service revenue	47%	33%	7%	N/M	38%
Income (loss) from operations/service revenue	33%	13%	1%	N/M	16%
N/M — not meaningful.

Mortgage Services
Revenue
Revenue by service line was as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2016	2015	% Increase (decrease)	2016	2015	% Increase (decrease)

Service revenue:
Asset management services	$143,690	$114,435	26	$276,666	$204,019	36
Insurance services	22,051	24,837	(11)	44,728	48,479	(8)
Residential property valuation	17,596	13,994	26	35,129	33,441	5
Default management services	4,602	7,074	(35)	10,025	13,768	(27)
Origination management services	6,171	5,334	16	10,724	10,348	4
Total service revenue	194,110	165,674	17	377,272	310,055	22

Reimbursable expenses:
Asset management services	10,432	27,835	(63)	22,495	57,838	(61)
Insurance services	2,668	1,833	46	5,235	3,182	65
Default management services	605	1,087	(44)	1,357	1,628	(17)
Origination management services	54	36	50	98	58	69
Total reimbursable expenses	13,759	30,791	(55)	29,185	62,706	(53)

Non-controlling interests	692	896	(23)	1,090	1,606	(32)

Total revenue	$208,561	$197,361	6	$407,547	$374,367	9
We recognized service revenue of $377.3 million for the six months ended June 30, 2016, a 22% increase compared to the six months ended June 30, 2015 ($194.1 million for the second quarter 2016, a 17% increase compared to the second quarter of 2015). The increases were primarily due to revenue growth in the asset management services businesses from higher volumes of property preservation referrals, growth in the percentage of homes sold through auction on Hubzu and growth in the number of non-Ocwen properties sold on Hubzu. In addition, in early 2015, the pricing model to Ocwen for REO preservation services within asset management services changed. Historically, we billed (1) a fixed fee per REO asset (which was recognized as service revenue) and (2) actual vendor costs (which were recognized as reimbursable expenses revenue). For new REO referrals, beginning in early 2015, our pricing is on a per service basis (which is recognized as service revenue). This change results in certain services that were historically reimbursable expenses revenue becoming service revenue. As a result, service revenue in the asset management services businesses increased and reimbursable expenses revenue decreased.
Certain of our Mortgage Services businesses are impacted by seasonality. REO sales and lawn maintenance services within the asset management services business are generally lowest during the fall and winter months and highest during the spring and summer months.
Cost of Revenue and Gross Profit
Cost of revenue consists of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2016	2015	% Increase (decrease)	2016	2015	% Increase (decrease)

Compensation and benefits	$29,809	$20,199	48	$55,434	$41,004	35
Outside fees and services	72,570	54,129	34	143,659	106,722	35
Reimbursable expenses	13,759	30,791	(55)	29,185	62,706	(53)
Technology and telecommunications	10,577	6,663	59	18,991	15,337	24
Depreciation and amortization	911	928	(2)	1,875	1,745	7

Cost of revenue	$127,626	$112,710	13	$249,144	$227,514	10

Cost of revenue for the six months ended June 30, 2016 of $249.1 million increased by 10% compared to the six months ended June 30, 2015 ($127.6 million for the second quarter 2016, a 13% increase compared to the second quarter 2015). The increases were primarily attributable to higher outside fees and services and compensation and benefits costs, partially offset by a decrease in reimbursable expenses. Outside fees and services increased from a higher volume of property preservation referrals and the change in billing discussed in the revenue section above, partially offset for the six months ended June 30, 2016 by the termination of the Data Access and Services Agreement effective March 31, 2015. Compensation and benefits costs increased from higher headcount to support certain of our growth initiatives. Reimbursable expenses declined primarily as a result of the change in billing discussed in the revenue section above.
Gross profit increased to $158.4 million, representing 42% of service revenue, for the six months ended June 30, 2016 compared to $146.9 million, representing 47% of service revenue, for the six months ended June 30, 2015 (decreased to $80.9 million representing 42% of service revenue for the second quarter 2016, compared to $84.7 million representing 51% of service revenue for the second quarter 2015). Gross profit as a percentage of service revenue decreased from a change in revenue mix, as a higher percentage of revenue in 2016 was from lower margin property preservation services. For the six months ended June 30, 2016, this was partially offset by the March 31, 2015 termination of the Data Access and Services Agreement with Ocwen. For the second quarter of 2016, gross profit as a percentage of service revenue also decreased from increased revenue from lower margin property valuation services.
Our margins can vary substantially depending upon service revenue mix.
Selling, General and Administrative Expenses and Income from Operations
SG&A expenses consist of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2016	2015	% Increase (decrease)	2016	2015	% Increase (decrease)

Compensation and benefits	$2,772	$1,473	88	$5,842	$2,011	191
Professional services	2,948	3,568	(17)	6,650	8,110	(18)
Occupancy related costs	3,409	2,803	22	6,601	5,403	22
Amortization of intangible assets	10,809	6,779	59	21,321	13,217	61
Depreciation and amortization	748	600	25	1,452	1,154	26
Marketing costs	5,716	5,846	(2)	11,595	9,780	19
Other	2,205	4,159	(47)	2,115	6,114	(65)

Selling, general and administrative expenses	$28,607	$25,228	13	$55,576	$45,789	21
SG&A for the six months ended June 30, 2016 of $55.6 million increased by 21% compared to the six months ended June 30, 2015 ($28.6 million for the second quarter 2016, a 13% increase compared to the second quarter 2015). This increase was primarily driven by higher amortization of intangible assets, compensation and benefits costs and marketing costs, partially offset by lower other costs. Compensation and benefits costs increased primarily due to growth of the sales and marketing organizations to support our revenue and customer diversification initiatives and higher headcount to support certain of our growth initiatives. The increase in marketing costs relates primarily to Owners.com, as we launched our buy side brokerage marketing campaign in the first half of 2016. The decrease in other costs was primarily due to a favorable loss accrual adjustment for the three months ended March 31, 2016.
Income from operations increased to $102.8 million, representing 27% of service revenue, for the six months ended June 30, 2016 compared to $101.1 million, representing 33% of service revenue, for the six months ended June 30, 2015 (decreased to $52.3 million representing 27% of service revenue for the second quarter 2016, compared to $59.4 million, representing 36% of service revenue for the second quarter 2015). The decrease in operating income margin was primarily the result of lower gross profit margins from the change in the revenue mix and higher SG&A expenses, as discussed above.

Financial Services
Revenue
Revenue by service line was as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2016	2015	% Increase (decrease)	2016	2015	% Increase (decrease)

Service revenue:
Customer relationship management	$9,374	$13,789	(32)	$20,275	$25,185	(19)
Asset recovery management	10,360	9,561	8	19,535	20,478	(5)
Total service revenue	19,734	23,350	(15)	39,810	45,663	(13)

Reimbursable expenses:
Asset recovery management	24	39	(38)	52	80	(35)
Total reimbursable expenses	24	39	(38)	52	80	(35)

Total revenue	$19,758	$23,389	(16)	$39,862	$45,743	(13)
We recognized service revenue of $39.8 million for the six months ended June 30, 2016, a 13% decrease compared to the six months ended June 30, 2015 ($19.7 million for the second quarter of 2016, a 15% decrease compared to the second quarter of 2015), primarily due to lower customer relationship management business as we have severed relationships with and reduced the volume of services provided to certain clients that were not profitable to us and, for the six months ended June 30, 2016, lower mortgage charge-off collections driven by a decline in referrals in the asset recovery management business.
Certain of our Financial Services businesses are impacted by seasonality. Revenue in the asset recovery management business tends to be higher in the first quarter, as borrowers may utilize tax refunds and bonuses to pay debts, and generally declines throughout the rest of the year.
Cost of Revenue and Gross Profit
Cost of revenue consists of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2016	2015	% Increase (decrease)	2016	2015	% Increase (decrease)

Compensation and benefits	$10,665	$11,967	(11)	$21,535	$22,954	(6)
Outside fees and services	784	733	7	1,521	1,430	6
Reimbursable expenses	24	39	(38)	52	80	(35)
Technology and telecommunications	2,239	2,332	(4)	4,419	5,240	(16)
Depreciation and amortization	437	466	(6)	880	936	(6)

Cost of revenue	$14,149	$15,537	(9)	$28,407	$30,640	(7)
Cost of revenue for the six months ended June 30, 2016 of $28.4 million decreased by 7% compared to the six months ended June 30, 2015 ($14.1 million for the second quarter of 2016, a 9% decrease compared to the second quarter of 2015). The decreases in cost of revenue were primarily due to a decrease in compensation and benefits costs and lower technology and telecommunications costs resulting from the implementation of cost savings initiatives in 2015. In addition, compensation and benefits costs were lower as a result of reduced headcount in the customer relationship management business as we have severed relationships with and reduced the volume of services provided to certain clients that were not profitable to us.
Gross profit decreased to $11.5 million, representing 29% of service revenue, for the six months ended June 30, 2016 compared to $15.1 million, representing 33% of service revenue, for the six months ended June 30, 2015 (decreased to $5.6 million, representing 28% of service revenue, for the second quarter of 2016 compared to $7.9 million, representing 34% of service revenue, for the second quarter of 2015). Gross profit margin decreased primarily due to revenue mix as a portion of the revenue decline was in the higher margin mortgage charge-off collections business.
Selling, General and Administrative Expenses and Income from Operations
SG&A expenses consist of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2016	2015	% Increase (decrease)	2016	2015	% Increase (decrease)

Compensation and benefits	$210	$339	(38)	$389	$352	11
Professional services	(54)	428	(113)	314	639	(51)
Occupancy related costs	1,651	1,951	(15)	3,341	3,846	(13)
Amortization of intangible assets	1,011	945	7	1,774	2,072	(14)
Depreciation and amortization	598	635	(6)	1,208	1,214	—
Other	788	290	172	1,487	1,180	26

Selling, general and administrative expenses	$4,204	$4,588	(8)	$8,513	$9,303	(8)
SG&A for the six months ended June 30, 2016 of $8.5 million decreased by 8% compared to the six months ended June 30, 2015($4.2 million for the second quarter of 2016, an 8% decrease compared to the second quarter of 2015). The decreases were primarily due to lower occupancy related costs driven by lower headcount in the customer relationship management business primarily the result of the reasons discussed above and lower professional services driven by lower legal costs.
Income from operations decreased to $2.9 million, representing 7% of service revenue, for the six months ended June 30, 2016 compared to $5.8 million, representing 13% of service revenue, for the six months ended June 30, 2015 (decreased to $1.4 million, representing 7% of service revenue, for the second quarter of 2016 compared to $3.3 million, representing 14% of service revenue, for the second quarter of 2015). The decreases in operating income as a percentage of service revenue were primarily the result of lower gross profit margins as discussed above.
Technology Services
Revenue
Revenue by service line was as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2016	2015	% Increase (decrease)	2016	2015	% Increase (decrease)

Service revenue:
Software services	$27,824	$38,587	(28)	$57,159	$71,211	(20)
IT infrastructure services	10,276	17,405	(41)	21,588	36,751	(41)

Total revenue	$38,100	$55,992	(32)	$78,747	$107,962	(27)
We recognized service revenue of $78.7 million for the six months ended June 30, 2016, a 27% decrease compared to the six months ended June 30, 2015 ($38.1 million for the second quarter of 2016, a 32% decrease compared to the second quarter of 2015). These decreases were was driven by lower IT infrastructure services due to the implementation of cost reduction initiatives and the transitioning of resources supporting Ocwen’s technology infrastructure to Ocwen, both of which are typically billed on a cost plus basis, and a decrease in software services revenue due to lower rates charged to Ocwen for certain services and a decline in the number of loans on REALServicing.
For segment presentation purposes, revenue from services provided by Technology Services to our other reportable segments is eliminated in consolidation. This intercompany revenue is included as revenue in the Technology Services segment and as technology and telecommunications costs, a component of cost of revenue and SG&A, in our other reportable segments.

Cost of Revenue and Gross Loss
Cost of revenue consists of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2016	2015	% Increase (decrease)	2016	2015	% Increase (decrease)

Compensation and benefits	$29,299	$32,724	(10)	$57,867	$70,258	(18)
Outside fees and services	5	13	(62)	15	13	15
Technology and telecommunications	7,682	8,818	(13)	15,801	18,890	(16)
Depreciation and amortization	5,438	5,868	(7)	10,634	10,985	(3)

Cost of revenue	$42,424	$47,423	(11)	$84,317	$100,146	(16)
Cost of revenue for the six months ended June 30, 2016 of $84.3 million decreased by 16% compared to the six months ended June 30, 2015 ($42.4 million for the second quarter of 2016, an 11% decrease compared to the second quarter of 2015). These decreases were primarily due to lower compensation and benefits and technology and telecommunications costs as a result of the implementation of cost savings initiatives in 2015 and the transition of resources supporting technology infrastructure to Ocwen. In addition, compensation and benefits costs for the three months ended March 31, 2015 included $2.8 million of severance expense related to the reduction of staff.
Gross loss was $(5.6) million, representing (7)% of service revenue, for the six months ended June 30, 2016 compared to gross profit of $7.8 million, representing 7% of service revenue, for the six months ended June 30, 2015 (gross loss was $(4.3) million, representing (11)% of service revenue, for the second quarter of 2016 compared to gross profit of $8.6 million, representing 15% of service revenue, for the second quarter of 2015) as the decline in revenue exceeded the decline in expenses.
Selling, General and Administrative Expenses, Other Operating Expenses and Loss from Operations
SG&A expenses consist of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2016	2015	% Increase (decrease)	2016	2015	% Increase (decrease)

Compensation and benefits	$478	$995	(52)	$1,042	$1,873	(44)
Professional services	1,209	255	N/M	1,551	438	N/M
Occupancy related costs	2,680	3,350	(20)	5,430	7,129	(24)
Amortization of intangible assets	936	1,262	(26)	1,872	2,588	(28)
Depreciation and amortization	866	529	64	1,613	840	92
Marketing costs	305	208	47	490	322	52
Other	966	647	49	2,000	1,371	46

Selling, general and administrative expenses	$7,440	$7,246	3	$13,998	$14,561	(4)
N/M — not meaningful.
SG&A for the six months ended June 30, 2016 of $14.0 million decreased by 4% compared to the six months ended June 30, 2015($7.4 million for the second quarter of 2016, a 3% increase compared to the second quarter of 2015). The decrease was primarily driven by lower occupancy costs related to facility consolidation during 2015, lower compensation from the implementation of cost savings initiatives in 2015 and lower amortization of intangible assets driven by the write-off of certain intangible assets in the fourth quarter of 2015, partially offset by an increase in professional services due to higher legal and regulatory costs and higher depreciation and amortization related to the facility consolidations in 2015.
We recognized a gain in other operating expenses on the change in fair value of the Equator Earn Out of $7.6 million for the six months ended June 30, 2015 ($7.6 million for the second quarter of 2015) (no comparative amount in 2016). The liability for contingent consideration was reflected at fair value and adjusted each reporting period with the change in fair value recognized in earnings. In 2015, we reached an agreement with the former owners of Equator to extinguish any liability for the Equator Earn

Out. In connection with this settlement, we reduced the liability for the Equator Earn Out to $0 and recognized a $7.6 million increase in earnings.
Loss from operations was $(19.6) million, representing (25)% of service revenue, for the six months ended June 30, 2016 compared to income from operations of $0.8 million, representing 1% of service revenue, for the six months ended June 30, 2015 (loss from operations was $(11.8) million, representing (31)% of service revenue, for the second quarter of 2016 compared to income from operations of $8.9 million, representing 16% of service revenue, for the second quarter of 2015). Loss from operations as a percentage of service revenue increased primarily due to the increase in gross loss and SG&A, as discussed above.
Corporate Items and Eliminations
Corporate Items and Eliminations include interest expense, costs related to corporate support functions including executive, finance, law, compliance, human resources, vendor management, risk, sales and marketing cost not allocated to the business units and non-operating items. It also includes eliminations of transactions between the reportable segments.
Selling, General and Administrative Expenses and Other Income (Expense), net
Corporate costs consist of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2016	2015	% Increase (decrease)	2016	2015	% Increase (decrease)

Compensation and benefits	$10,864	$10,829	—	$21,042	$22,163	(5)
Professional services	2,593	2,388	9	4,921	5,442	(10)
Occupancy related costs	1,059	1,943	(45)	2,510	4,323	(42)
Depreciation and amortization	140	580	(76)	684	1,558	(56)
Marketing costs	(329)	(241)	(37)	66	1,061	(94)
Other	(371)	(995)	62	513	(228)	N/M

Selling, general and administrative expenses	13,956	14,504	(4)	29,736	34,319	(13)

Total other income (expense), net	3,394	4,950	(31)	9,996	15,377	(35)

Total corporate costs	$17,350	$19,454	(11)	$39,732	$49,696	(20)
N/M — not meaningful.
SG&A for the six months ended June 30, 2016 of $29.7 million decreased by 13% compared to the six months ended June 30, 2015 ($14.0 million for the second quarter 2016, a 4% decrease compared to the second quarter 2015). These decreases were primarily driven by increases in the allocations to the segments of occupancy related and marketing costs related to the sales and marketing functions.
Other income (expense), net principally includes interest expense and other non-operating gains and losses. Other income (expense), net for the six months ended June 30, 2016 of $10.0 million decreased by 35% compared to the six months ended June 30, 2015($3.4 million for the second quarter 2016, a 31% decrease compared to the second quarter 2015). Interest expense was $12.5 million for the six months ended June 30, 2016, a decrease of $1.8 million compared to the six months ended June 30, 2015 ($6.0 million for the second quarter of 2016, a decrease of $1.2 million compared to the second quarter of 2015), primarily from the 2016 and 2015 repurchases of our senior secured term loan with an aggregate par value of $100.0 million.
In the second quarter of 2016, we repurchased portions of our senior secured term loan with an aggregate par value of $51.0 million at a weighted average discount of 13.2%, recognizing a net gain of $5.5 million on the early extinguishment of debt. In the second quarter of 2015, we repurchased a portion of our senior secured term loan with a par value of $16.0 million at a 9.0% discount, recognizing a net gain of $1.1 million on the early extinguishment of debt. In the third and fourth quarters of 2015, we repurchased portions of our senior secured term loan with an aggregate par value of $33.0 million at a weighted average discount of 11.0%.
During the six months ended June 30, 2016, we purchased 4.1 million shares of Residential common stock for $48.2 million. In the second quarter of 2016, we incurred expenses of $3.4 million and earned dividends of $1.0 million related to this investment (no comparative amounts in 2015).
During March 2015, we purchased 1.6 million shares of HLSS common stock in the open market for $30.0 million. This investment was classified as available for sale. On April 6, 2015, HLSS completed the sale of substantially all of its assets to NRZ and adopted a plan of complete liquidation and dissolution. During April 2015, we received liquidating dividends and other dividends from HLSS totaling $20.4 million and we sold all of our 1.6 million shares of HLSS common stock in the open market for $7.7 million. As a result of these transactions, we recognized a net gain of $1.4 million in the second quarter of 2015 and a net loss of $1.9 million for the six months ended June 30, 2015 (no comparative amounts in 2016) in connection with our investment in HLSS.
Intercompany revenue that is eliminated in consolidation increased for the six months ended June 30, 2016 and the second quarter of 2016 compared to the six months ended June 30, 2015 and the second quarter of 2015, respectively. These intercompany transactions primarily consisted of IT infrastructure services which are billed on a cost plus basis and professional services billed by Technology Services. The increase is due to the increase in technology costs related to higher volume of activity primarily in Mortgage Services segment. While the expenses are recognized in the Mortgage Services and Financial Services segments above, the elimination of these expenses is reflected in Corporate Items and Eliminations.
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
For the six months ended June 30, 2016, we used $47.8 million ($46.3 million for the second quarter of 2016) to repay and repurchase portions of the senior secured term loan and make contractual repayments of the senior secured term loan and $19.7 million ($8.1 million for the second quarter of 2016) to repurchase shares of our common stock.
Senior Secured Term Loan
On November 27, 2012, Altisource Solutions S.à r.l., a wholly-owned subsidiary of Altisource Portfolio Solutions S.A., entered into a senior secured term loan agreement with Bank of America, N.A., as administrative agent, and certain lenders. Altisource Portfolio Solutions S.A. and certain wholly-owned subsidiaries are guarantors of the term loan. We subsequently amended the senior secured term loan agreement to increase the principal amount of the senior secured term loan and, among other changes, re-establish the $200.0 million incremental term loan facility accordion, lower the interest rate, extend the maturity date by approximately one year and increase the maximum amount of Restricted Junior Payments (as defined in the senior secured term loan agreement; other capitalized terms, unless defined herein, are defined in the senior secured term loan agreement). The lenders of the senior secured term loan, as amended, have no obligation to provide any such additional debt under the accordion provision. As of June 30, 2016, $482.6 million was outstanding under the senior secured term loan agreement, as amended, compared to $536.6 million as of December 31, 2015.
After giving effect to the third amendment entered into on August 1, 2014, the term loan must be repaid in equal consecutive quarterly principal installments of $1.5 million, which commenced on September 30, 2014, with the balance due at maturity. All amounts outstanding under the senior secured term loan agreement will become due on the earlier of (i) December 9, 2020 and (ii) the date on which the loans are declared to be due and owing by the administrative agent at the request (or with the consent) of the Required Lenders or as otherwise provided in the loan agreement upon the occurrence of any event of default under the senior secured term loan agreement. However, if the leverage ratio exceeds 3.00 to 1.00, as calculated in accordance with the provisions of the senior secured term loan agreement, a percentage of cash flows must be used to repay principal (the percentage increases if the leverage ratio exceeds 3.50 to 1.00). No mandatory prepayments were required for the six months ended June 30, 2016. The interest rate as of June 30, 2016 was 4.50%.
In the second quarter of 2016, we repurchased portions of our senior secured term loan with an aggregate par value of $51.0 million at a weighted average discount of 13.2%, recognizing a net gain of $5.5 million on the early extinguishment of debt.

The debt covenants in the senior secured term loan agreement limit, among other things, our ability to incur additional debt, pay dividends and repurchase shares of our common stock. In the event we require additional liquidity, our ability to obtain it may be limited by the senior secured term loan.
Cash Flows
The following table presents our cash flows for the six months ended June 30:

(in thousands)	2016	2015	% Increase (decrease)

Net income adjusted for non-cash items	$83,015	$85,280	(3)
Changes in operating assets and liabilities	(13,610)	(30,473)	55
Net cash flows provided by operating activities	69,405	54,807	27
Net cash flows used in investing activities	(60,670)	(23,279)	(161)
Net cash flows used in financing activities	(67,576)	(62,810)	(8)
Net decrease in cash and cash equivalents	(58,841)	(31,282)	(88)
Cash and cash equivalents at the beginning of the period	179,327	161,361	11

Cash and cash equivalents at the end of the period	$120,486	$130,079	(7)
Cash Flows from Operating Activities
Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net income. For the six months ended June 30, 2016, we generated cash flows from operating activities of $69.4 million, or approximately $0.15 for every dollar of service revenue ($0.17 for every dollar of service revenue for the second quarter of 2016) compared to cash flows from operating activities of $54.8 million, or approximately $0.12 for every dollar of service revenue for the six months ended June 30, 2015 ($0.30 for every dollar of service revenue for the second quarter of 2015). The increase in cash flows from operations for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 is principally driven by lower unfavorable working capital changes. Changes in working capital were principally driven by higher collections of accounts receivable and the timing of payment of accounts payable and other accrued expenses, partially offset by higher prepaid expenses and other current assets.
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
Cash Flows from Investing Activities
Cash flows from investing activities primarily include capital expenditures as well as purchases and sales of available for sale securities. For the six months ended June 30, 2016 and 2015, we spent $12.4 million and $21.4 million, respectively, primarily related to investments in IT infrastructure, the development of certain software applications and the completion of facility build-outs. Capital expenditures for the six months ended June 30, 2016 decreased primarily as a result of lower spending on IT infrastructure, software applications and facilities, as several projects were completed in 2015, including several office relocations. In addition, during the six months ended June 30, 2016, we purchased 4.1 million shares of Residential common stock for $48.2 million, including brokers' commissions. During the quarter ended March 31, 2015, we purchased 1.6 million shares of HLSS common stock for $30.0 million, including brokers' commissions, in the open market. Cash proceeds received from the liquidating dividends and sale of the HLSS common stock totaled $28.1 million during the second quarter of 2015.
Cash Flows from Financing Activities
Cash flows from financing activities for the six months ended June 30, 2016 and 2015 include activities associated with share repurchases, debt repayment, stock option exercises and payments to non-controlling interests. During the six months ended June 30, 2016 and 2015, we spent $19.7 million and $44.0 million, respectively, on repurchases of our common stock. During the six months ended June 30, 2016 and 2015, we used $47.8 million and $17.7 million, respectively, to repurchase portions of our senior secured term loan and make scheduled repayments of our senior secured term loan. Stock option exercises provided proceeds of $1.0 million and $0.2 million for the six months ended June 30, 2016 and 2015, respectively. Distributions to non-controlling interests were $1.1 million and $1.3 million for the six months ended June 30, 2016 and 2015, respectively.

Liquidity Requirements after June 30, 2016
On September 12, 2014, we acquired certain assets and assumed certain liabilities of Mortgage Builder Software, Inc. (“Mortgage Builder”). The Mortgage Builder purchase agreement provides for the payment of up to $7.0 million in potential additional consideration based on Adjusted Revenue (as defined in the purchase agreement). We have estimated the fair value of the Mortgage Builder potential additional consideration to be $1.8 million as of June 30, 2016. The amount ultimately paid will depend on Mortgage Builder’s Adjusted Revenue in the three consecutive 12-month periods following acquisition.
On November 21, 2014, we acquired certain assets and assumed certain liabilities of Owners Advantage, LLC (“Owners”). The Owners purchase agreement provides for a payment of up to $7.0 million of potential additional consideration based on Adjusted Revenue (as defined in the purchase agreement) earned in the two consecutive 12-month periods following closing. We estimated the fair value of the Owners contingent consideration to be $2.3 million as of June 30, 2016. The amount ultimately paid will depend on Owners’ Adjusted Revenue earned in the two consecutive 12-month periods following acquisition.
On July 17, 2015, we acquired CastleLine. A portion of the purchase consideration totaling $10.5 million is payable to the sellers over four years from the acquisition date, including $3.8 million to be paid to certain of the sellers that is contingent on future employment. As of June 30, 2016, $1.9 million of the $10.5 million that is payable over four years from the acquisition date and none of the $3.8 million purchase consideration that is contingent on future employment has been paid to the sellers.
During the third quarter of 2016, we expect to distribute $0.4 million to the Lenders One members representing non-controlling interests and repay $1.5 million of the senior secured term loan.
We believe that we will generate sufficient cash flows from operations to fund capital expenditures and required debt and interest payments for the next 12 months.
Contractual Obligations, Commitments and Contingencies
For the six months ended June 30, 2016, there were no significant changes to our contractual obligations from those identified in our Form 10-K for the fiscal year ended December 31, 2015, other than those that occur in the normal course of business. See Note 22 to the condensed consolidated financial statements.
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
Our critical accounting policies are described in the MD&A section of our Form 10-K for the year ended December 31, 2015 filed with the SEC on March 15, 2016. Those policies have not changed during the six months ended June 30, 2016.
Future Adoption of New Accounting Pronouncements
See Note 1 to the condensed consolidated financial statements for a discussion of the future adoption of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market Risk
Our financial market risk consists primarily of interest rate and foreign currency exchange risk.
Interest Rate Risk
As of June 30, 2016, the interest rate charged on the senior secured term loan was 4.50%. The interest rate is calculated based on the Adjusted Eurodollar Rate (as defined in the senior secured term loan agreement) with a minimum floor of 1.00% plus 3.50%.
Based on the principal amount outstanding at June 30, 2016, a one percentage point increase in the Eurodollar Rate would increase our annual interest expense by approximately $2.2 million, based on the June 30, 2016 Adjusted Eurodollar Rate. There would be no change in our annual interest expense if there was a one percentage point decrease in the Eurodollar Rate.
Currency Exchange Risk
We are exposed to currency risk from potential changes in currency values of our non-United States dollar denominated expenses, assets, liabilities and cash flows. Our most significant currency exposure relates to the Indian rupee. Based on expenses incurred in Indian rupees during the six months ended June 30, 2016, a one percentage point increase or decrease in value of the Indian rupee in relation to the United States dollar would increase or decrease our annual expenses by approximately $1.2 million.
Item 4.  Controls and Procedures
Management, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on such evaluation and solely because we have not completed remediation of the previously disclosed material weakness in internal control over financial reporting (see our Annual Report on Form 10-K for the year ended December 31, 2015) related to ineffective controls related to the review of impairment indicators of long-lived assets, including premises and equipment, and the impairment analysis of indefinite-lived assets, primarily goodwill, management concluded that our internal control over financial reporting was not effective as of June 30, 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
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
We intend to implement a remediation plan during the third and fourth quarters of 2016 and complete remediation of the material weakness by December 31, 2016. We believe the remediation measures will strengthen the Company’s internal control over financial reporting related to the review of impairment indicators of long-lived assets and the impairment analysis of indefinite-lived assets and remediate the material weakness identified. We will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that we deem appropriate given the circumstances. The material weakness will not be considered remediated until these plans have been fully implemented, tested and are operating effectively for a sufficient period of time.
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On February 11, 2015, W.A. Sokolowski, an alleged shareholder of Ocwen Financial Corporation, filed an amended shareholder derivative complaint in the United States District Court for the Southern District of Florida against Ocwen Financial Corporation (as a nominal defendant), certain of its current or former officers and directors, Altisource Portfolio Solutions S.A. and other companies. The suit seeks recovery of an unspecified amount of damages for alleged breaches of fiduciary duty by Ocwen Financial Corporation’s officers and directors, which were allegedly aided and abetted by Altisource Portfolio Solutions S.A. and other defendants. Altisource Portfolio Solutions S.A. filed a motion to dismiss the complaint on November 9, 2015. While that motion was pending, additional lawsuits alleging similar claims for alleged breaches of fiduciary duties by current or former Ocwen Financial Corporation officers and directors were filed in or transferred to the Court. The Court subsequently consolidated these actions and denied Altisource Portfolio Solutions S.A.’s motion to dismiss the Sokolowski complaint without prejudice to re-file following appointment of lead counsel for the consolidated action and the filing or designation of an operative complaint. Lead counsel for plaintiffs filed their Consolidated Verified Shareholder Derivative Complaint (the “Consolidated Complaint”) on March 8, 2016. The Consolidated Complaint alleges claims that Altisource Portfolio Solutions S.A., its subsidiary Beltline Road Insurance Agency, Inc. and other defendants aided and abetted alleged breaches of fiduciary duties by Ocwen Financial Corporation officers and directors and/or were unjustly enriched in connection with business dealings with Ocwen Financial Corporation. The Consolidated Complaint also seeks contribution from Altisource Portfolio Solutions S.A., its subsidiary Beltline Road Insurance Agency, Inc. and other defendants for amounts Ocwen Financial Corporation paid in connection with a settlement with the New York State Department of Financial Services. Altisource Portfolio Solutions S.A. and Beltline Road Insurance Agency, Inc. filed motions to dismiss the Consolidated Complaint on May 13, 2016 and intend to vigorously defend the lawsuit.
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
Altisource is unable to predict the outcomes of these lawsuits or reasonably estimate the potential loss, if any, arising from the suits, given that the motion to dismiss in the second case has not been adjudicated, a stay has been entered in the third case and significant legal and factual issues remain to be determined in all three cases.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to our repurchases of our equity securities during the three months ended June 30, 2016:

Period	Total number of shares purchased(1)	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs(2)
Common stock:
April 1 — 30, 2016	164,988	$25.74	164,988	802,654
May 1 — 31, 2016	81,868	28.77	81,868	4,574,146
June 1 — 30, 2016	53,989	26.75	53,989	4,520,157

	300,845	$26.74	300,845	4,520,157

(1)	May include shares withheld from employees to satisfy tax withholding obligations that arose from the exercise of stock options.

(2)
On May 18, 2016, our shareholders authorized a new share repurchase program that replaces the prior program and authorizes us to purchase up to 4.6 million shares of our common stock in the open market.

Item 6. Exhibits

*	31.1	Section 302 Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

*	31.2	Section 302 Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

*	32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016 is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2016 and 2015; (iii) Condensed Consolidated Statements of Equity for the six months ended June 30, 2016 and 2015; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
(Registrant)

Date:	July 21, 2016	By:	/s/ Michelle D. Esterman
Michelle D. Esterman
Chief Financial Officer
(On behalf of the Registrant and as its Principal Financial Officer)