Form 10-Q
period 2016-09-30
Altisource Portfolio Solutions S.A.
filed 2016-10-27
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

(352) 24 69 79 00
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of October 21, 2016, there were 18,877,614 outstanding shares of the registrant’s shares of beneficial interest (excluding 6,535,134 shares held as treasury stock).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.  Interim Condensed Consolidated Financial Statements (Unaudited)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$134,948	$179,327
Available for sale securities	45,174	—
Accounts receivable, net	101,580	105,023
Prepaid expenses and other current assets	31,927	21,751
Total current assets	313,629	306,101

Premises and equipment, net	109,785	119,121
Goodwill	89,905	82,801
Intangible assets, net	162,976	197,003
Deferred tax assets, net	4,847	3,619
Other assets	12,190	13,153

Total assets	$693,332	$721,798

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$101,361	$91,871
Current portion of long-term debt	5,945	5,945
Deferred revenue	10,927	15,060
Other current liabilities	13,846	16,266
Total current liabilities	132,079	129,142

Long-term debt, less current portion	468,689	522,233
Other non-current liabilities	13,790	18,153

Commitments, contingencies and regulatory matters (Note 22)

Equity:
Common stock ($1.00 par value; 25,413 shares authorized and issued and 18,878 outstanding as of September 30, 2016; 25,413 shares authorized and issued and 19,021 outstanding as of December 31, 2015)	25,413	25,413
Additional paid-in capital	101,013	96,321
Retained earnings	359,435	369,270
Accumulated other comprehensive loss	(2,156)	—
Treasury stock, at cost (6,535 shares as of September 30, 2016 and 6,392 shares as of December 31, 2015)	(406,559)	(440,026)
Altisource equity	77,146	50,978

Non-controlling interests	1,628	1,292
Total equity	78,774	52,270

Total liabilities and equity	$693,332	$721,798

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Revenue	$252,745	$272,776	$758,676	$781,579
Cost of revenue	174,002	173,850	517,236	514,835

Gross profit	78,743	98,926	241,440	266,744
Selling, general and administrative expenses	53,886	51,338	161,709	155,310
Change in the fair value of Equator Earn Out	—	—	—	(7,591)

Income from operations	24,857	47,588	79,731	119,025
Other income (expense), net:
Interest expense	(5,952)	(7,041)	(18,481)	(21,396)
Loss on HLSS equity securities and dividends received, net	—	—	—	(1,854)
Other income (expense), net	(109)	653	2,608	1,477
Total other income (expense), net	(6,061)	(6,388)	(15,873)	(21,773)

Income before income taxes and non-controlling interests	18,796	41,200	63,858	97,252
Income tax provision	(7,324)	(3,303)	(12,808)	(8,101)

Net income	11,472	37,897	51,050	89,151
Net income attributable to non-controlling interests	(883)	(851)	(1,973)	(2,457)

Net income attributable to Altisource	$10,589	$37,046	$49,077	$86,694

Earnings per share:
Basic	$0.57	$1.94	$2.63	$4.42
Diluted	$0.54	$1.82	$2.49	$4.19

Weighted average shares outstanding:
Basic	18,715	19,091	18,669	19,608
Diluted	19,568	20,411	19,738	20,688

Comprehensive income:
Net income	$11,472	$37,897	$51,050	$89,151
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of income tax benefit (provision) of $(2,070), $0, $889, $0	5,016	—	(2,156)	—

Comprehensive income, net of tax	16,488	37,897	48,894	89,151
Comprehensive income attributable to non-controlling interests	(883)	(851)	(1,973)	(2,457)

Comprehensive income attributable to Altisource	$15,605	$37,046	$46,921	$86,694

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Altisource Equity
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock, at cost	Non-controlling interests	Total
	Shares

Balance, December 31, 2014	25,413	$25,413	$91,509	$367,967	$—	$(444,495)	$1,049	$41,443
Net income	—	—	—	86,694	—	—	2,457	89,151
Distributions to non-controlling interest holders	—	—	—	—	—	—	(2,144)	(2,144)
Share-based compensation expense	—	—	3,258	—	—	—	—	3,258
Exercise of stock options	—	—	—	(2,054)	—	2,386	—	332
Issuance of restricted shares for CastleLine acquisition	—	—	—	(21,612)	—	36,039	—	14,427
Repurchase of shares	—	—	—	—	—	(48,971)	—	(48,971)

Balance, September 30, 2015	25,413	$25,413	$94,767	$430,995	$—	$(455,041)	$1,362	$97,496

Balance, December 31, 2015	25,413	$25,413	$96,321	$369,270	$—	$(440,026)	$1,292	$52,270
Comprehensive income:
Net income	—	—	—	49,077	—	—	1,973	51,050
Other comprehensive loss, net of tax	—	—	—	—	(2,156)	—	—	(2,156)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(1,637)	(1,637)
Share-based compensation expense	—	—	4,692	—	—	—	—	4,692
Exercise of stock options	—	—	—	(58,912)	—	67,788	—	8,876
Repurchase of shares	—	—	—	—	—	(34,321)	—	(34,321)

Balance, September 30, 2016	25,413	$25,413	$101,013	$359,435	$(2,156)	$(406,559)	$1,628	$78,774

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2016	2015

Cash flows from operating activities:
Net income	$51,050	$89,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,521	27,637
Amortization of intangible assets	36,432	27,995
Loss on HLSS equity securities and dividends received, net	—	1,854
Change in the fair value of acquisition related contingent consideration	(1,174)	(7,302)
Share-based compensation expense	4,692	3,258
Bad debt expense	763	3,477
Gain on early extinguishment of debt	(5,464)	(1,986)
Amortization of debt discount	307	379
Amortization of debt issuance costs	850	1,045
Deferred income taxes	17	54
Loss on disposal of fixed assets	30	50
Changes in operating assets and liabilities:
Accounts receivable	3,505	(19,681)
Prepaid expenses and other current assets	(10,167)	2,001
Other assets	496	2,085
Accounts payable and accrued expenses	7,005	(20,876)
Other current and non-current liabilities	(9,828)	10
Net cash provided by operating activities	106,035	109,151

Cash flows from investing activities:
Additions to premises and equipment	(16,525)	(27,670)
Acquisition of businesses, net of cash acquired	(9,617)	(11,193)
Purchase of available for sale securities	(48,219)	(29,966)
Proceeds received from sale of and dividends from HLSS equity securities	—	28,112
Other investing activities	266	722
Net cash used in investing activities	(74,095)	(39,995)

Cash flows from financing activities:
Repayment and repurchases of long-term debt	(49,237)	(29,087)
Proceeds from stock option exercises	8,876	332
Purchase of treasury stock	(34,321)	(48,971)
Distributions to non-controlling interests	(1,637)	(2,144)
Other financing activities	—	(500)
Net cash used in financing activities	(76,319)	(80,370)

Net decrease in cash and cash equivalents	(44,379)	(11,214)
Cash and cash equivalents at the beginning of the period	179,327	161,361

Cash and cash equivalents at the end of the period	$134,948	$150,147

Supplemental cash flow information:
Interest paid	$17,244	$19,770
Income taxes paid, net	14,178	6,638

Non-cash investing and financing activities:
Acquisition of businesses with restricted shares	$—	$14,427
Increase (decrease) in payables for purchases of premises and equipment	2,458	(5,326)

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
We were formed under the laws of Luxembourg and are publicly traded on the NASDAQ Global Select Market under the symbol “ASPS.”
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
Altisource consolidates two cooperative entities which are managed by The Mortgage Partnership of America, L.L.C. (“MPA”), a wholly-owned subsidiary of Altisource: Best Partners Mortgage Cooperative, Inc., a mortgage cooperative doing business as Lenders One® (“Lenders One”) and Best Partners Mortgage Brokers Cooperative, Inc., a mortgage cooperative doing business as Wholesale One® (“Wholesale One”). MPA provides services to Lenders One under a management agreement that ends on December 31, 2025 (with renewals for three successive five-year periods at MPA’s option) and to Wholesale One under a management agreement that ends on July 8, 2039 (with automatic renewals for three successive five-year periods).
The management agreements between MPA and Lenders One and between MPA and Wholesale One, pursuant to which MPA is the management company, represent variable interests in variable interest entities. MPA is the primary beneficiary of Lenders One and Wholesale One as it has the power to direct the activities that most significantly impact each of these cooperatives’ economic performance and the right to receive benefits from each of these cooperatives. As a result, Lenders One and Wholesale One are presented in the accompanying condensed consolidated financial statements on a consolidated basis and the interests of the members are reflected as non-controlling interests. As of September 30, 2016, Lenders One had total assets of $4.0 million and total liabilities of $1.9 million. As of December 31, 2015, Lenders One had total assets of $4.9 million and total liabilities of $3.7 million. As of September 30, 2016 and December 31, 2015, Wholesale One had less than $0.1 million in total assets and less than $0.1 million in total liabilities.
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
Future Adoption of New Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of this standard is an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard will be effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, although not prior to annual periods beginning after December 15, 2016. The Company is currently evaluating the impact this guidance may have on its results of operations and financial position.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This standard will require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The standard also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. It also amends certain financial statement presentation and disclosure requirements associated with the fair value of financial instruments. This standard will be effective for annual periods beginning after December 31, 2017, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact this guidance may have on its results of operations and financial position.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard introduces a new lessee model that brings substantially all leases on the balance sheet. The standard will require companies to recognize lease assets and lease liabilities on their balance sheets and disclose key information about leasing arrangements in their financial statements. This standard will be effective for annual periods beginning after December 15, 2018, including interim periods within that reporting period. Early application of this standard is permitted. The Company is currently evaluating the impact this guidance may have on its results of operations and financial position.
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This standard clarifies guidance on principal versus agent considerations in connection with revenue recognition. When another party is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent). An entity is a principal if it controls the specified good or service before that good or service is transferred to a customer. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customer. This standard will be effective for annual periods beginning after December 15, 2017, including interim periods within that reporting

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

period. Early adoption is permitted, although not prior to annual periods beginning after December 15, 2016. The Company is currently evaluating the impact this guidance may have on its results of operations and financial position.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The standard will require companies to recognize all award-related excess tax benefits and tax deficiencies in their income statements, classify any excess tax benefits as an operating activity in their statements of cash flows, provide companies with the option of estimating forfeitures or recognizing forfeitures as they occur, modify the statutory tax withholding requirements and classify cash paid by employers when directly withholding shares for tax withholding purposes as an investing activity in their statements of cash flows. This standard will be effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. Early application of this standard is permitted. The Company is currently evaluating the impact this guidance may have on its results of operations and financial position.
In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This standard provides guidance on identifying performance obligations in a contract with a customer and clarifying several licensing considerations, including whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time) and guidance on sales-based and usage-based royalties. This standard will be effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, although not prior to annual periods beginning after December 15, 2016. The Company is currently evaluating the impact this guidance may have on its results of operations and financial position.
In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. This standard addresses collectability, sales taxes and other similar taxes collected from customers, non-cash consideration, contract modifications at transition and completed contracts at transition. This standard will be effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, although not prior to annual periods beginning after December 15, 2016. The Company is currently evaluating the impact this guidance may have on its results of operations and financial position.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This standard addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This standard will be effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption of this standard is permitted. The Company is currently evaluating the impact this guidance may have on its statement of cash flows.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.  This standard will require that companies recognize the income tax consequences of an intra-entity transfer of an asset (other than inventory) when the transfer occurs.  Current guidance prohibits companies from recognizing current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party.  This standard will be effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period.  Early adoption of this standard is permitted.  The Company is currently evaluating the impact this guidance may have on its results of operations and financial position.

NOTE 2 — CUSTOMER CONCENTRATION
Ocwen Financial Corporation together with its subsidiaries (“Ocwen”) is our largest customer. Ocwen purchases certain mortgage services and technology services from us under the terms of master services agreements and amendments thereto (collectively, the “Service Agreements”) with terms extending through August 2025. Certain of the Service Agreements, among other things, contain a “most favored nation” provision and the parties to the Service Agreements have the right to renegotiate pricing. Certain of the Service Agreements also prohibit Ocwen from establishing fee-based businesses that would directly or indirectly compete with Altisource’s services with respect to the Homeward Residential, Inc. and Residential Capital, LLC servicing portfolios acquired by Ocwen in December 2012 and February 2013, respectively. In addition, Ocwen purchases certain origination services from Altisource under an agreement that extends through January 2017.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Revenue from Ocwen primarily consists of revenue earned directly from Ocwen and revenue earned from the loans serviced by Ocwen when Ocwen designates us as the service provider. Revenue from Ocwen as a percentage of segment and consolidated revenue was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Mortgage Services	59%	64%	59%	63%
Financial Services	16%	16%	17%	20%
Technology Services	41%	51%	41%	52%
Consolidated revenue	56%	60%	56%	59%
For the nine months ended September 30, 2016 and 2015, we generated revenue from Ocwen of $422.2 million and $464.8 million, respectively ($141.6 million and $163.8 million for the third quarter of 2016 and 2015, respectively). Services provided to Ocwen during such periods and reported in the Mortgage Services segment included real estate asset management and sales, residential property valuation, trustee management services, property inspection and preservation services and insurance services. Services provided to Ocwen and reported in the Financial Services segment included mortgage charge-off collections. Services provided to Ocwen and reported in the Technology Services segment included information technology infrastructure management and software applications. As of September 30, 2016, accounts receivable from Ocwen totaled $32.6 million, $21.8 million of which was billed and $10.8 million of which was unbilled. As of December 31, 2015, accounts receivable from Ocwen totaled $38.2 million, $20.4 million of which was billed and $17.8 million of which was unbilled.
We earn additional revenue related to the portfolios serviced by Ocwen when a party other than Ocwen selects Altisource as the service provider. For the nine months ended September 30, 2016 and 2015, we recognized revenue of $146.0 million and $164.7 million, respectively ($48.0 million and $56.7 million for the third quarter of 2016 and 2015, respectively), related to the portfolios serviced by Ocwen when a party other than Ocwen selected Altisource as the service provider. These amounts are not included in deriving revenue from Ocwen as a percentage of revenue in the table above.
NOTE 3 — TRANSACTIONS WITH RELATED PARTIES
Through January 16, 2015, William C. Erbey served as our Chairman as well as the Executive Chairman of Ocwen and Chairman of each of Home Loan Servicing Solutions, Ltd. (“HLSS”), Altisource Residential Corporation (“Residential”) and Altisource Asset Management Corporation (“AAMC”). Effective January 16, 2015, Mr. Erbey stepped down as the Executive Chairman of Ocwen and Chairman of each of Altisource, HLSS, Residential and AAMC and is no longer a member of the Board of Directors of any of these companies. Consequently, these companies are no longer related parties of Altisource, as defined by FASB ASC Topic 850, Related Party Disclosures. The disclosures in this note are limited to the periods that each of Ocwen, HLSS, Residential and AAMC were related parties of Altisource and are not necessarily reflective of current activities with these former related parties.
Ocwen
Revenue
For the period from January 1, 2015 through January 16, 2015, we estimated that we generated revenue from Ocwen of $22.9 million. Services provided to Ocwen during such period included real estate asset management and sales, residential property valuation, trustee management services, property inspection and preservation, insurance services, charge-off mortgage collections, information technology infrastructure management and software applications.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

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
Residential and AAMC
Residential is focused on providing quality, affordable rental homes to families throughout the United States. AAMC is an asset management company that provides portfolio management and corporate governance services to investment vehicles that own real estate related assets. Its initial client is Residential.
We have agreements and amendments thereto, which extend through 2027, to provide Residential with renovation management, lease management, property management, real estate owned asset management, title insurance, settlement and valuation services. In addition, we have agreements with Residential and AAMC pursuant to which we may provide services such as finance, human resources, facilities, technology and insurance risk management. Further, we have separate agreements for certain services related to income tax matters, trademark licenses and technology products and services.
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
NOTE 4 — ACQUISITIONS
Granite Acquisition
On July 29, 2016, we acquired certain assets and assumed certain liabilities of Granite Loan Management of Delaware, LLC (“Granite”) for $9.6 million in cash at closing. Granite provides residential and commercial loan disbursement processing, risk mitigation and construction inspection services to lenders. The Granite acquisition is not material in relation to the Company’s results of operations or financial position.
The preliminary allocation of the purchase price is as follows:

(in thousands)

Accounts receivable, net	$1,103
Prepaid expenses	25
Other assets	25
Premises and equipment, net	299
Goodwill	8,449
9,901
Accounts payable and accrued expenses	(111)
Other current liabilities	(173)

Purchase price	$9,617

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

RentRange, Investability and Onit Solutions Acquisitions
On October 9, 2015, we acquired GoldenGator, LLC (doing business as RentRange®) (“RentRange”), REIsmart, LLC (doing business as Investability™) (“Investability”) and Onit Solutions, LLC, a support company for RentRange and Investability (collectively “RentRange and Investability”) for $24.8 million. RentRange is a leading provider of rental home data and information to the financial services and real estate industries, delivering a wide assortment of address and geography level data, analytics and rent-based valuation solutions for single and multi-family properties. Investability is an online residential real estate search and acquisition platform that utilizes data and analytics to allow real estate investors to access the estimated cash flow, capitalization rate, net yield and market value of properties for sale in the United States. The purchase price was composed of $17.5 million in cash and 247 thousand shares of restricted common stock of the Company with a value of $7.3 million as of the closing date. Upon issuance, the restricted shares were subject to transfer restrictions and potential forfeiture provisions. These restrictions and forfeiture provisions will lapse over a four year period, subject to the recipients meeting certain continued employment conditions with the Company and the satisfaction of certain acquisition related escrow release conditions. During the third quarter of 2016, management adjusted the allocation of the purchase price based upon information that subsequently became available relating to acquisition date working capital and the purchase price allocation to intangible assets. The working capital adjustment resulted in an obligation of the sellers to pay the Company $0.2 million. RentRange and Investability are not material in relation to the Company’s results of operations or financial position.
The initial and final allocation of the purchase price is as follows:

(in thousands)	Initial purchase price allocation	Adjustments	Final purchase price allocation

Cash	$3	$—	$3
Accounts receivable, net	245	(76)	169
Premises and equipment, net	2,471	(1,067)	1,404
Other assets	199	(196)	3
Trademarks and trade names	1,205	—	1,205
Databases/other	910	1,035	1,945
Non-compete agreements	330	—	330
Customer relationships	255	—	255
Goodwill	19,565	50	19,615
	25,183	(254)	24,929
Accounts payable and accrued expenses	(391)	46	(345)

Purchase price	$24,792	$(208)	$24,584
CastleLine Acquisition
On July 17, 2015, we acquired CastleLine Holdings, LLC and its subsidiaries (“CastleLine”) for $33.4 million. CastleLine is a specialty risk management and insurance services firm that provides financial products and services to parties involved in the origination, underwriting, purchase and securitization of residential mortgages. The purchase consideration was composed of $12.3 million of cash at closing, $10.5 million of cash payable over four years from the acquisition date and 495 thousand shares of restricted common stock of the Company, that were subject to transfer restrictions, with a value of $14.4 million as of the closing date. Of the cash payable following acquisition, $3.8 million is contingent on certain future employment conditions of certain of the sellers, and therefore excluded from the purchase price. During the second quarter of 2016, management adjusted the allocation of the purchase price based upon information that subsequently became available relating to acquisition date working capital and the purchase price allocation to intangible assets. The CastleLine acquisition is not material in relation to the Company’s results of operations or financial position.

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
NOTE 5 — AVAILABLE FOR SALE SECURITIES
During the nine months ended September 30, 2016, we purchased 4.1 million shares of Residential common stock for $48.2 million (no comparative amount in the third quarter of 2016). This investment is classified as available for sale and reflected in the condensed consolidated balance sheets at fair value at the balance sheet date ($45.2 million as of September 30, 2016) (no comparative amount as of December 31, 2015). Unrealized gains and losses on available for sale securities are reflected in other comprehensive income, unless there is an impairment that is other than temporary. In the event that a decline in market value is other than temporary, we would record a charge to earnings and a new cost basis in the investment would be established. During the nine months ended September 30, 2016, we incurred expenses of $3.4 million and earned dividends of $1.0 million related to this investment (no comparative amounts in 2015).
NOTE 6 — ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consists of the following:

(in thousands)	September 30, 2016	December 31, 2015

Billed	$63,066	$67,021
Unbilled	48,288	56,458
	111,354	123,479
Less: allowance for doubtful accounts	(9,774)	(18,456)

Total	$101,580	$105,023
Unbilled receivables consist primarily of certain asset management and default management services for which we generally recognize revenues over the service delivery period but bill following completion of the service. We also include amounts in unbilled receivables that are earned during a month and billed in the following month.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 7 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

(in thousands)	September 30, 2016	December 31, 2015

Maintenance agreements, current portion	$7,213	$7,000
Short-term investments in real estate	8,695	—
Income taxes receivable	3,132	633
Prepaid expenses	6,166	7,873
Other current assets	6,721	6,245

Total	$31,927	$21,751
NOTE 8 — PREMISES AND EQUIPMENT, NET
Premises and equipment, net consists of the following:

(in thousands)	September 30, 2016	December 31, 2015

Computer hardware and software	$163,140	$177,010
Office equipment and other	19,586	21,720
Furniture and fixtures	13,792	14,443
Leasehold improvements	35,726	35,503
	232,244	248,676
Less: accumulated depreciation and amortization	(122,459)	(129,555)

Total	$109,785	$119,121
Depreciation and amortization expense amounted to $27.5 million and $27.6 million for the nine months ended September 30, 2016 and 2015, respectively ($9.2 million and $9.2 million for the third quarter of 2016 and 2015, respectively), and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive income.
NOTE 9 — GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following is a summary of goodwill by segment:

(in thousands)	Mortgage Services	Financial Services	Total

Balance as of December 31, 2015	$80,423	$2,378	$82,801
Acquisition of CastleLine (1)	(1,395)	—	(1,395)
Acquisitions of RentRange and Investability (2)	50	—	50
Acquisition of Granite	8,449	—	8,449
Balance as of September 30, 2016	$87,527	$2,378	$89,905

(1)	During the second quarter of 2016, goodwill was revised to reflect a purchase accounting measurement period adjustment related to the CastleLine acquisition. See Note 4.

(2)	During the third quarter of 2016, goodwill was revised to reflect a purchase accounting measurement period adjustment related to the RentRange and Investability acquisition. See Note 4.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Intangible assets, net
Intangible assets, net consist of the following:

	Weighted average estimated useful life (in years)	Gross carrying amount		Accumulated amortization		Net book value
(in thousands)		September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015

Definite lived intangible assets:
Trademarks and trade names	13	$15,254	$15,244	$(7,419)	$(6,491)	$7,835	$8,753
Customer related intangible assets	10	274,428	274,428	(146,890)	(113,725)	127,538	160,703
Operating agreement	20	35,000	35,000	(11,667)	(10,354)	23,333	24,646
Non-compete agreements	4	1,460	1,435	(405)	(115)	1,055	1,320
Intellectual property	10	300	300	(78)	(55)	222	245
Other intangible assets	5	3,745	1,375	(752)	(39)	2,993	1,336

Total		$330,187	$327,782	$(167,211)	$(130,779)	$162,976	$197,003
Amortization expense for definite lived intangible assets was $36.4 million and $28.0 million for the nine months ended September 30, 2016 and 2015, respectively ($11.5 million and $10.1 million for the third quarter of 2016 and 2015, respectively). Expected annual definite lived intangible asset amortization for 2016 through 2020 is $47.7 million, $34.6 million, $26.1 million, $20.7 million and $16.8 million, respectively.
NOTE 10 — OTHER ASSETS
Other assets consist of the following:

(in thousands)	September 30, 2016	December 31, 2015

Security deposits	$5,599	$5,341
Maintenance agreements, non-current portion	1,177	1,570
Restricted cash	4,505	4,801
Other	909	1,441

Total	$12,190	$13,153
NOTE 11 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable and accrued expenses consist of the following:

(in thousands)	September 30, 2016	December 31, 2015

Accounts payable	$16,940	$11,644
Accrued expenses - general	34,148	30,347
Accrued salaries and benefits	46,417	46,564
Income taxes payable	3,856	3,316

Total	$101,361	$91,871

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Other current liabilities consist of the following:

(in thousands)	September 30, 2016	December 31, 2015

Unfunded cash account balances	$2,995	$6,395
Other	10,851	9,871

Total	$13,846	$16,266
NOTE 12 — LONG-TERM DEBT
Long-term debt consists of the following:

(in thousands)	September 30, 2016	December 31, 2015

Senior secured term loan	$481,140	$536,598
Less: debt issuance costs, net	(4,778)	(6,184)
Less: unamortized discount, net	(1,728)	(2,236)
Net long-term debt	474,634	528,178
Less: current portion	(5,945)	(5,945)

Long-term debt, less current portion	$468,689	$522,233
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
After giving effect to the third amendment entered into on August 1, 2014, the term loan must be repaid in equal consecutive quarterly principal installments of $1.5 million, which commenced on September 30, 2014, with the balance due at maturity. All amounts outstanding under the senior secured term loan agreement will become due on the earlier of (i) December 9, 2020 and (ii) the date on which the loans are declared to be due and owing by the administrative agent at the request (or with the consent) of the Required Lenders or as otherwise provided in the senior secured term loan agreement upon the occurrence of any event of default under the senior secured term loan agreement.
In addition to the scheduled principal payments, subject to certain exceptions, the term loan is subject to mandatory prepayment upon issuances of debt, casualty and condemnation events and sales of assets, as well as from a percentage of Consolidated Excess Cash Flow if the leverage ratio is greater than 3.00 to 1.00, as calculated in accordance with the provisions of the senior secured term loan agreement (the percentage increases if the leverage ratio exceeds 3.50 to 1.00). No mandatory prepayments were owed for the nine months ended September 30, 2016.
During the nine months ended September 30, 2016, we repurchased portions of our senior secured term loan with an aggregate par value of $51.0 million at a weighted average discount of 13.2%, recognizing a net gain of $5.5 million on the early extinguishment of debt (no repurchases in the third quarter of 2016). During the nine months ended September 30, 2015, we repurchased portions of our senior secured term loan with an aggregate par value of $27.0 million at a weighted average discount of 9.8%, recognizing a net gain of $2.0 million on the early extinguishment of debt (repurchased aggregate par value of $11.0 million at a weighted average discount of 11.0%, recognizing a net gain of $0.9 million on the early extinguishment of debt for the third quarter of 2015). The net gains were included in other income (expense), net in the condensed consolidated statements of operations and comprehensive income.
The term loan bears interest at rates based upon, at our option, the Adjusted Eurodollar Rate or the Base Rate. Adjusted Eurodollar Rate loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Adjusted Eurodollar Rate for the applicable interest period and (y) 1.00% plus (ii) a 3.50% margin. Base Rate loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Base Rate and (y) 2.00% plus (ii) a 2.50% margin. The interest rate at September 30, 2016 was 4.50%.

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
As of September 30, 2016, debt issuance costs were $4.8 million, net of $5.5 million of accumulated amortization. As of December 31, 2015, debt issuance costs were $6.2 million, net of $4.1 million of accumulated amortization.
Interest expense on the term loans totaled $18.5 million and $21.4 million for the nine months ended September 30, 2016 and 2015, respectively ($6.0 million and $7.0 million for the third quarter of 2016 and 2015, respectively).
NOTE 13 — OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following:

(in thousands)	September 30, 2016	December 31, 2015

Acquisition related obligations	$3,191	$8,422
Other non-current liabilities	10,599	9,731

Total	$13,790	$18,153
NOTE 14 — FAIR VALUE
The following table presents the carrying amount and estimated fair value of financial instruments held by the Company as of September 30, 2016 and December 31, 2015. The following fair values are estimated using market information and what the Company believes to be appropriate valuation methodologies under GAAP are as follows:

	September 30, 2016				December 31, 2015
(in thousands)	Carrying amount	Fair value			Carrying amount	Fair value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$134,948	$134,948	$—	$—	$179,327	$179,327	$—	$—
Restricted cash	4,505	4,505	—	—	4,801	4,801	—	—
Available for sale securities	45,174	45,174	—	—	—	—	—	—

Liabilities:
Acquisition contingent consideration	2,757	—	—	2,757	3,932	—	—	3,932
Long-term debt	481,140	—	452,272	—	536,598	—	469,523	—

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Fair Value Measurements on a Recurring Basis
Cash and cash equivalents and restricted cash are carried at amounts that approximate their fair value due to the short-term nature of these instruments and were measured using Level 1 inputs.
Available for sale securities are carried at fair value and consist of 4.1 million shares of Residential common stock. Available for sale securities are measured using Level 1 inputs as these securities have quoted prices in active markets.
The fair value of our long-term debt is based on quoted market prices. Based on the frequency of trading, we do not believe that there is an active market for our debt. Therefore, the quoted prices are considered Level 2 inputs.
In accordance with ASC Topic 805, Business Combinations, liabilities for contingent consideration are reflected at fair value and adjusted each reporting period with the change in fair value recognized in earnings. Liabilities for acquisition related contingent consideration were recorded in connection with the acquisitions of certain assets and assumption of certain liabilities of Mortgage Builder Software, Inc. and Owners Advantage, LLC in 2014. We measure the liabilities for acquisition related contingent consideration using Level 3 inputs as they are determined based on the present value of future estimated payments, which include sensitivities pertaining to discount rates and financial projections.
During the nine months ended September 30, 2015, we reached an agreement with the former owners of Equator, LLC (“Equator”) to extinguish any liability for the Equator related contingent consideration (“Equator Earn Out”) in exchange for $0.5 million. In connection with this settlement, we reduced the liability for the Equator Earn Out to $0 and recognized a $7.6 million reduction in operating expenses in the condensed consolidated statements of operations and comprehensive income.
There were no transfers between different levels during the periods presented.
NOTE 15 — SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Stock Repurchase Plan
On May 18, 2016, our shareholders approved a new share repurchase program, which replaced the previous share repurchase program. Under the new program, we are authorized to purchase up to 4.6 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval at a minimum price of $1.00 per share and a maximum price of $500.00 per share. This is in addition to amounts previously purchased under prior programs. Under the existing and prior programs, we purchased 1.3 million shares of common stock at an average price of $26.94 per share during the nine months ended September 30, 2016 and 1.8 million shares at an average price of $27.90 per share during the nine months ended September 30, 2015 (0.5 million shares at an average price of $28.68 per share for the third quarter of 2016 and 0.2 million shares at an average price of $26.88 per share for the third quarter of 2015). As of September 30, 2016, approximately 4.0 million shares of common stock remain available for repurchase under the new program. Our senior secured term loan limits the amount we can spend on share repurchases and may prevent repurchases in certain circumstances. As of September 30, 2016, approximately $379 million was available to repurchase our common stock under our senior secured term loan.
Share-Based Compensation
We issue share-based awards in the form of stock options and certain other equity-based awards for certain employees, officers and directors. We recorded share-based compensation expense of $4.7 million and $3.3 million for the nine months ended September 30, 2016 and 2015, respectively ($1.1 million and $1.9 million for the third quarter of 2016 and 2015, respectively). As of September 30, 2016, estimated unrecognized compensation costs related to share-based awards amounted to $7.3 million, which we expect to recognize over a weighted average remaining requisite service period of approximately 2.23 years.
Stock Options
Stock option grants are composed of a combination of service-based, market-based and performance-based options.
Service-Based Options. These options generally vest over three or four years with equal annual cliff-vesting and expire on the earlier of ten years after the date of grant or following termination of service. A total of 0.9 million service-based awards were outstanding at September 30, 2016.
Market-Based Options. These option grants generally have two components, each of which vests only upon the achievement of certain criteria. The first component, which we refer to internally as “ordinary performance” grants, consists of two-thirds of the market-based grant and begins to vest if the stock price is at least double the exercise price, as long as the stock price realizes a compounded annual gain of at least 20% over the exercise price. The remaining third of the market-based options,

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

which we refer to internally as “extraordinary performance” grants, begins to vest if the stock price is at least triple the exercise price, as long as the stock price realizes a compounded annual gain of at least 25% over the exercise price. Market-based awards vest in three or four year installments with the first installment vesting upon the achievement of the criteria and the remaining installments vesting thereafter in annual installments. Market-based options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service or in the final three years of the option term, in which case vesting will generally continue in accordance with the provisions of the award agreement. A total of 1.1 million market-based awards were outstanding at September 30, 2016.
Performance-Based Options. These option grants begin to vest upon the achievement of certain business unit specific financial measures. Generally, 25% of the awards vest upon the achievement of the performance criteria and the remaining 75% vest thereafter in three equal annual installments. The award of performance-based options is adjusted based on the level of achievement specified in the award agreements. If the performance criteria achieved is below a certain threshold, the award is cancelled. The options expire on the earlier of ten years after the date of grant or following termination of service. A total of 0.1 million performance-based awards were outstanding at September 30, 2016.
The Company granted 0.1 million stock options (at a weighted average exercise price of $29.22 per share) and 0.7 million stock options (at a weighted average exercise price of $23.19 per share) during the nine months ended September 30, 2016 and 2015, respectively.
The fair values of the service-based and performance-based options were determined using the Black-Scholes option pricing model and the fair value of the market-based options was determined using a lattice (binomial) model. The following assumptions were used to determine the fair value as of the grant date:

	Nine months ended September 30, 2016		Nine months ended September 30, 2015
	Black-Scholes	Binomial	Black-Scholes	Binomial

Risk-free interest rate (%)	1.25 - 1.89	0.23 - 1.97	1.50 - 1.78	0.02 - 2.26
Expected stock price volatility (%)	59.75 - 62.14	59.76 - 62.14	55.06 - 58.58	55.06 - 57.60
Expected dividend yield	—	—	—	—
Expected option life (in years)	6.00 - 6.25	4.54 - 4.88	6.00 - 6.25	4.10 - 4.88
Fair value	$11.15 - $18.60	$11.06 - $19.27	$10.01 - $17.34	$9.91 - $16.13
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
The following table summarizes the weighted average grant date fair value of stock options granted per share, the total intrinsic value of stock options exercised and the grant date fair value of stock options that vested during the period presented:

	Nine months ended September 30,
(in thousands, except per share amounts)	2016	2015

Weighted average grant date fair value of stock options granted per share	$16.85	$12.62
Intrinsic value of options exercised	17,280	232
Grant date fair value of stock options that vested	2,372	1,195

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

The following table summarizes the activity related to our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2015	3,163,125	$20.13	4.94	$35,842
Granted	142,654	29.22
Exercised	(1,110,193)	9.57
Forfeited	(115,539)	36.53

Outstanding at September 30, 2016	2,080,047	$25.48	5.55	$22,595

Exercisable at September 30, 2016	1,274,537	$20.17	3.62	$18,372
Other Share-Based Awards
The Company’s other share-based and similar types of awards are composed of restricted shares and, through August 29, 2016, Equity Appreciation Rights (“EAR”). Effective August 29, 2016, the EAR plans were terminated.
The restricted shares are service-based awards that vest over one to four years with either annual cliff-vesting, vesting of all of the restricted shares at the end of the vesting period or vesting beginning after two years of service. The Company granted 13 thousand restricted shares (at a weighted average price of $26.66 per share) during the nine months ended September 30, 2016.
The following table summarizes the activity related to our restricted shares:

Number of restricted shares

Outstanding at December 31, 2015	272,326
Granted	12,878
Issued	(18,774)
Forfeited	(15,400)

Outstanding at September 30, 2016	251,030
Share-based compensation expense for stock options and restricted shares is recorded net of estimated forfeiture rates ranging from 0% to 40%.
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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015

Service revenue	$239,782	$245,469	$715,386	$689,880
Reimbursable expenses	12,080	26,456	41,317	89,242
Non-controlling interests	883	851	1,973	2,457

Total	$252,745	$272,776	$758,676	$781,579

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 17 — COST OF REVENUE
Cost of revenue principally includes payroll and employee benefits associated with personnel employed in customer service and operations roles, fees paid to external providers related to the provision of services, reimbursable expenses, technology and telecommunications costs as well as depreciation and amortization of operating assets. The components of cost of revenue were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015

Compensation and benefits	$66,357	$62,997	$201,193	$197,213
Outside fees and services	77,445	66,952	222,574	175,021
Reimbursable expenses	12,080	26,456	41,317	89,242
Technology and telecommunications	11,502	10,630	32,145	32,878
Depreciation and amortization	6,618	6,815	20,007	20,481

Total	$174,002	$173,850	$517,236	$514,835
NOTE 18 — SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses include payroll and employee benefits associated with personnel employed in executive, finance, law, compliance, human resources, vendor management, risk management, sales and marketing roles. This category also includes occupancy costs, professional fees, marketing costs, depreciation and amortization of non-operating assets and other expenses. The components of selling, general and administrative expenses were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015

Compensation and benefits	$14,145	$13,906	$42,460	$40,305
Occupancy related costs	8,903	9,808	26,785	30,509
Amortization of intangible assets	11,465	10,118	36,432	27,995
Professional services	4,097	4,008	17,533	18,637
Marketing costs	9,275	7,325	21,438	18,598
Depreciation and amortization	2,557	2,390	7,514	7,156
Other	3,444	3,783	9,547	12,110

Total	$53,886	$51,338	$161,709	$155,310
NOTE 19 — LOSS ON HLSS EQUITY SECURITIES AND DIVIDENDS RECEIVED
During March 2015, we purchased 1.6 million shares of HLSS common stock in the open market for $30.0 million. This investment was classified as available for sale. On April 6, 2015, HLSS completed the sale of substantially all of its assets to New Residential Investment Corp. (“NRZ”) and adopted a plan of complete liquidation and dissolution. During April 2015, we received liquidating dividends and other dividends from HLSS totaling $20.4 million and we sold all of our 1.6 million shares of HLSS common stock in the open market for $7.7 million. As a result of these transactions, we recognized a net loss of $1.9 million for the nine months ended September 30, 2015 (no comparative amounts in 2016) in connection with our investment in HLSS.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 20 — OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015

Gain on early extinguishment of debt	$—	$872	$5,464	$1,986
Expenses related to the purchase of available for sale securities	—	—	(3,356)	—
Interest income	11	39	28	101
Other, net	(120)	(258)	472	(610)

Total	$(109)	$653	$2,608	$1,477
NOTE 21 — EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities using the treasury stock method.
Basic and diluted EPS are calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015

Net income attributable to Altisource	$10,589	$37,046	$49,077	$86,694

Weighted average common shares outstanding, basic	18,715	19,091	18,669	19,608
Dilutive effect of stock options and restricted shares	853	1,320	1,069	1,080

Weighted average common shares outstanding, diluted	19,568	20,411	19,738	20,688

Earnings per share:
Basic	$0.57	$1.94	$2.63	$4.42

Diluted	$0.54	$1.82	$2.49	$4.19
For the nine months ended September 30, 2016 and 2015, 0.4 million options and 0.6 million options, respectively, that were anti-dilutive have been excluded from the computation of diluted EPS (0.4 million options and 0.4 million options for the third quarter of 2016 and 2015, respectively). These options were anti-dilutive and excluded from the computation of diluted EPS because their exercise price was greater than the average market price of our common stock. Also excluded from the computation of diluted EPS are 0.4 million options and 0.3 million options for the nine months ended September 30, 2016 and 2015, respectively (0.4 million and 0.3 million options for the third quarter of 2016 and 2015, respectively), granted for shares that begin to vest upon the achievement of certain market criteria related to our common stock price, performance criteria and an annualized rate of return to shareholders that have not yet been met.
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
On February 11, 2015, W.A. Sokolowski, an alleged shareholder of Ocwen Financial Corporation, filed an amended shareholder derivative complaint in the United States District Court for the Southern District of Florida against Ocwen Financial Corporation (as a nominal defendant), certain of its current or former officers and directors, Altisource Portfolio Solutions S.A. and other companies. The suit seeks recovery of an unspecified amount of damages for alleged breaches of fiduciary duty by Ocwen Financial Corporation’s officers and directors, which were allegedly aided and abetted by Altisource Portfolio Solutions S.A. and other defendants. Altisource Portfolio Solutions S.A. filed a motion to dismiss the complaint on November 9, 2015. While that motion was pending, additional lawsuits alleging similar claims for alleged breaches of fiduciary duties by current or former Ocwen Financial Corporation officers and directors were filed in or transferred to the Court. The Court subsequently consolidated these actions and denied Altisource Portfolio Solutions S.A.’s motion to dismiss the Sokolowski complaint without prejudice to re-file following appointment of lead counsel for the consolidated action and the filing or designation of an operative complaint. Lead counsel for plaintiffs filed their Consolidated Verified Shareholder Derivative Complaint (the “Consolidated Complaint”) on March 8, 2016. The Consolidated Complaint alleges claims that Altisource Portfolio Solutions S.A., its subsidiary Beltline Road Insurance Agency, Inc. and other defendants aided and abetted alleged breaches of fiduciary duties by Ocwen Financial Corporation officers and directors and/or were unjustly enriched in connection with business dealings with Ocwen Financial Corporation. The Consolidated Complaint also seeks contribution from Altisource Portfolio Solutions S.A., its subsidiary Beltline Road Insurance Agency, Inc. and other defendants for amounts Ocwen Financial Corporation paid in connection with a settlement with the New York State Department of Financial Services. Altisource Portfolio Solutions S.A. and Beltline Road Insurance Agency, Inc. filed motions to dismiss the Consolidated Complaint on May 13, 2016 and intend to vigorously defend the lawsuit. The Court disclosed that the parties reached a settlement in a settlement conference on October 13, 2016. The Court docket provides that a Stipulation of Settlement is due on or before November 18, 2016, and a Final Approval Hearing will be held before the Court on January 18, 2017.
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
Ocwen Related Matters
Ocwen is our largest customer and 56% of our revenue for the nine months ended September 30, 2016 (56% of revenue for the third quarter of 2016) was from Ocwen. Additionally, 19% of our revenue for the nine months ended September 30, 2016 (19% of revenue for the third quarter of 2016) was earned on the portfolios serviced by Ocwen, when a party other than Ocwen selected Altisource as the service provider.
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
As a result of the sale of substantially all of the assets of HLSS to NRZ in April of 2015, NRZ owned the rights to approximately 78% of Ocwen’s non-government-sponsored enterprise (“non-GSE”) servicing rights as of June 30, 2016. Under an agreement between NRZ and Ocwen, NRZ has the right (not necessarily the obligation or ability) to transfer servicing away from Ocwen if Ocwen does not maintain certain minimum servicer ratings on or after April 6, 2017.
Any or all of the foregoing may have significant adverse effects on Ocwen’s business and our continuing relationships with Ocwen. For example, Ocwen may be required to alter the way it conducts business, including the parties it contracts with for services (including information technology and software services), it may be required to seek changes to its existing pricing structure with us, it may lose or sell some or all of its non-GSE servicing rights or subservicing arrangements or may lose one or more of its state servicing licenses. Additional regulatory actions or adverse financial developments may impose additional restrictions on or require changes in Ocwen’s business that could require it to sell assets or change its business operations. Any or all of these effects could result in our eventual loss of Ocwen as a customer or a reduction in the number and/or volume of services they purchase from us or the loss of other customers.
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
Management cannot predict the outcome of the above Ocwen related matters or the impact they may have on Altisource. However, in the event these Ocwen related matters materially negatively impact Altisource, we believe the impact to Altisource would occur over an extended period of time and the variable nature of our cost structure would allow us to realign our cost structure in line with remaining revenue.
In this regard, we have a plan that we believe would allow us to efficiently execute on this realignment. We believe that transfers of Ocwen’s servicing rights to a successor servicer(s) would take an extended period of time because of the approval required from many parties, including regulators, rating agencies, RMBS trustees, lenders and others. During this period of time, we believe we would continue to generate revenue from the services we provide to the transferred portfolio. Additionally, we have several strategic initiatives that focus on diversifying and growing our revenue and customer base. Our major strategic initiatives include growing our:

•	Servicer Solutions business

•	Origination Solutions business

•	Consumer Real Estate Solutions business

•	Real Estate Investor Solutions business

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
Escrow and Trust Balances
We hold customers’ assets in escrow and trust accounts at various financial institutions pending completion of certain real estate activities. We also hold cash in trust accounts at various financial institutions where contractual obligations mandate maintaining dedicated bank accounts for our Financial Services segment’s collections. These amounts are held in escrow and trust accounts for limited periods of time and are not included in the condensed consolidated balance sheets. Amounts held in escrow and trust accounts were $65.6 million and $66.6 million at September 30, 2016 and December 31, 2015, respectively.
NOTE 23 — SEGMENT REPORTING
Our business segments are based upon our organizational structure, which focuses primarily on the services offered, and are consistent with the internal reporting used by our Chief Executive Officer (our Chief Operating Decision Maker) to evaluate operating performance and to assess the allocation of our resources.
We classify our businesses into three reportable segments. The Mortgage Services segment provides loan servicers, originators, rental property investors and real estate consumers with products, services and technologies that span the mortgage and real estate lifecycle. The Financial Services segment provides collection and customer relationship management services primarily to debt originators and servicers (e.g., credit card, auto lending, retail credit and mortgage) and the utility, insurance and hotel industries. The Technology Services segment provides software and data analytics solutions that support the management of mortgage and real estate activities and marketplace transactions across the mortgage and real estate lifecycles and information technology infrastructure management services. In addition, Corporate Items and Eliminations include eliminations of transactions between the reportable segments, interest expense and costs related to corporate support functions including executive, finance, law, compliance, human resources, vendor management, risk management and sales and marketing costs not allocated to the business units. Intercompany transactions primarily consist of information technology infrastructure management services.
Financial information for our segments is as follows:

	Three months ended September 30, 2016
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue	$204,696	$17,599	$41,544	$(11,094)	$252,745
Cost of revenue	132,399	13,238	38,557	(10,192)	174,002
Gross profit (loss)	72,297	4,361	2,987	(902)	78,743
Selling, general and administrative expenses	27,543	4,002	6,115	16,226	53,886
Income (loss) from operations	44,754	359	(3,128)	(17,128)	24,857
Total other income (expense), net	8	28	1	(6,098)	(6,061)

Income (loss) before income taxes and non-controlling interests	$44,762	$387	$(3,127)	$(23,226)	$18,796

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

	Three months ended September 30, 2015
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue	$209,506	$21,337	$51,437	$(9,504)	$272,776
Cost of revenue	122,724	15,418	44,419	(8,711)	173,850
Gross profit (loss)	86,782	5,919	7,018	(793)	98,926
Selling, general and administrative expenses	23,399	4,553	7,628	15,758	51,338
Income (loss) from operations	63,383	1,366	(610)	(16,551)	47,588
Total other income (expense), net	9	31	38	(6,466)	(6,388)

Income (loss) before income taxes and non-controlling interests	$63,392	$1,397	$(572)	$(23,017)	$41,200

	Nine months ended September 30, 2016
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue	$612,243	$57,461	$120,291	$(31,319)	$758,676
Cost of revenue	381,543	41,645	122,874	(28,826)	517,236
Gross profit (loss)	230,700	15,816	(2,583)	(2,493)	241,440
Selling, general and administrative expenses	83,119	12,515	20,113	45,962	161,709
Income (loss) from operations	147,581	3,301	(22,696)	(48,455)	79,731
Total other income (expense), net	57	63	101	(16,094)	(15,873)

Income (loss) before income taxes and non-controlling interests	$147,638	$3,364	$(22,595)	$(64,549)	$63,858

	Nine months ended September 30, 2015
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue	$583,873	$67,080	$159,399	$(28,773)	$781,579
Cost of revenue	350,238	46,058	144,565	(26,026)	514,835
Gross profit (loss)	233,635	21,022	14,834	(2,747)	266,744
Selling, general and administrative expenses	69,188	13,856	22,189	50,077	155,310
Change in the fair value of Equator Earn Out	—	—	(7,591)	—	(7,591)
Income (loss) from operations	164,447	7,166	236	(52,824)	119,025
Total other income (expense), net	28	21	21	(21,843)	(21,773)

Income (loss) before income taxes and non-controlling interests	$164,475	$7,187	$257	$(74,667)	$97,252

(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Total assets:
September 30, 2016	$315,384	$44,652	$141,846	$191,450	$693,332
December 31, 2015	325,461	53,757	151,969	190,611	721,798

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Our services are provided to customers primarily located in the United States. Premises and equipment, net consist of the following, by country:

(in thousands)	September 30, 2016	December 31, 2015

United States	$76,683	$85,021
India	15,705	21,187
Luxembourg	14,372	9,944
Philippines	2,776	2,664
Uruguay	249	305

Total	$109,785	$119,121

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

OVERVIEW
Our Business
When we refer to “Altisource,” the “Company,” “we,” “us” or “our” we mean Altisource Portfolio Solutions S.A., a Luxembourg société anonyme, or public limited liability company, and its subsidiaries.
We are a premier marketplace and transaction solutions provider for the real estate, mortgage and consumer debt industries. Altisource’s proprietary business processes, vendor and electronic payment management software and behavioral science-based analytics improve outcomes for marketplace participants.
We classify our businesses into the following three reportable segments:
Mortgage Services: Provides loan servicers, originators, rental property investors and real estate consumers with products, services and technologies that span the mortgage and real estate lifecycle. Within the Mortgage Services segment, we provide:
Asset Management Services - the products, services and technologies typically used or licensed by loan servicers, rental property investors and real estate consumers to purchase, preserve, renovate, lease, manage, sell and auction single family residential real estate.
Origination Services - the products, solutions and services typically used or licensed by loan originators (or other similar mortgage market participants) in producing residential mortgages. Altisource also manages Best Partners Mortgage Cooperative, Inc., a mortgage cooperative doing business as Lenders One® (“Lenders One”), for mortgage originators that provides its members with networking opportunities, industry related education and cost effective services and tools to help them increase revenue and improve profitability.
Insurance Services - origination and default related title insurance and settlement services for institutions and consumers, certified loan insurance and certification products to protect mortgage market participants against loses caused by mortgage underwriting defects, and residential and commercial loan and insurance claim disbursement processing, risk mitigation and construction inspection services.
Property Valuation Services - traditional appraisal management services and a variety of broker and non-broker valuation products to support mortgage originators, loan servicers, rental property investors and consumers.
Default Management Services - foreclosure trustee services for loan servicers and non-legal processing and related services for and under the supervision of foreclosure, bankruptcy and eviction attorneys.
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
Technology Services: Provides software and data analytics solutions that support the management of mortgage and real estate activities and marketplace transactions across the mortgage and real estate lifecycles and information technology (“IT”) infrastructure management services. Within the Technology Services segment, we provide:
Software Services - software and data analytics solutions that facilitate process automation, rules management, controls enforcement, data security, marketplace enablement and analytics-driven outcomes across the real estate and mortgage lifecycle. We provide these capabilities primarily as software-as-a-service (or SaaS) to our customers and as enabling technologies to other Altisource business segments through a shared services model. Our servicer technologies include residential and commercial loan servicing, loss mitigation (loan modification, short sales, deed-in-lieu) and default servicing (real estate owned (“REO”), foreclosure, bankruptcy, eviction). Our origination technologies include a loan origination system, a borrower application portal, an underwriting and quality control solution and a secondary loan trading platform. Our marketplace enabling technologies include patented vendor management, marketplace transaction management and payment management platforms, a document management platform and a data analytics delivery platform.

IT Infrastructure Services - IT management services including, among others, desktop support, data center support, network management, telephony services, application management and IT security. Some or all of these services are provided to Ocwen, Altisource Residential Corporation (“Residential”) and Altisource Asset Management Corporation through services agreements, and to other Altisource business segments through a shared services model.
Corporate Items and Eliminations: Includes interest expense and costs related to corporate support functions including executive, finance, law, compliance, human resources, vendor management, risk management and sales and marketing costs not allocated to the business units, and also includes eliminations of transactions between the reportable segments. Corporate Items and Eliminations also include the cost of certain facilities.
We classify revenue in three categories: service revenue, revenue from reimbursable expenses and non-controlling interests. In evaluating our performance, we focus on service revenue. Service revenue consists of amounts attributable to our fee-based services. Reimbursable expenses and non-controlling interests are pass-through items for which we earn no margin. Reimbursable expenses consist of amounts we incur on behalf of our customers in performing our fee-based services, but we pass such costs directly on to our customers without any additional markup. Non-controlling interests represent the earnings of Lenders One and Best Partners Mortgage Brokers Cooperative, Inc., a mortgage cooperative doing business as Wholesale One®, consolidated entities not owned by Altisource, and are included in revenue and reduced from net income to arrive at net income attributable to Altisource.
Stock Repurchase Plan
On May 18, 2016, our shareholders approved a new share repurchase program, which replaced the previous share repurchase program. Under the new program, we are authorized to purchase up to 4.6 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval at a minimum price of $1.00 per share and a maximum price of $500.00 per share. This is in addition to amounts previously purchased under prior programs. Under the existing and prior programs, we purchased 1.3 million shares of common stock at an average price of $26.94 per share during the nine months ended September 30, 2016 and 1.8 million shares at an average price of $27.90 per share during the nine months ended September 30, 2015 (0.5 million shares at an average price of $28.68 per share for the third quarter of 2016 and 0.2 million shares at an average price of $26.88 per share for the third quarter of 2015). As of September 30, 2016, approximately 4.0 million shares of common stock remain available for repurchase under the new program. Our senior secured term loan limits the amount we can spend on share repurchases and may prevent repurchases in certain circumstances. As of September 30, 2016, approximately $379 million was available to repurchase our common stock under our senior secured term loan.
Strategy and Growth Initiatives
Altisource provides a suite of mortgage, real estate and consumer debt services, leveraging our technology platform and global operations. Altisource is focused on becoming one of the premier providers of mortgage and real estate marketplaces and related services to a broad and diversified customer base. Within the mortgage and real estate markets, we facilitate transactions and provide products, solutions and services related to home sales, home purchases, home rentals, home maintenance, mortgage origination and mortgage servicing.
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
Mortgage market:
Grow our Servicer Solutions business (the products, services and technologies typically used or licensed by loan servicers): We are focused on growing referrals from our existing customer base, expanding the service and proprietary technology offerings to our customer base, and attracting new customers to our offerings. Even as loan delinquencies return to historical norms, we believe there is a very large addressable market for our offerings. We are one of only a few providers with a broad suite of servicer solutions, nationwide coverage and demonstrated scalability. We believe we are well positioned to gain market share as customers consolidate to larger, full-service providers and outsource services that have historically been performed in-house.
Grow our Origination Solutions business (the products, services, solutions and technologies typically used or licensed by loan originators or other similar mortgage market participants): We are focused on continuing to build an industry leading, fully-integrated origination solutions platform leveraging our industry expertise and proprietary technologies. We have a strong customer base that includes Lenders One members and Mortgage Builder, Trelix (formerly known as Altisource Origination Solutions) and CastleLine customers. Our platform allows us to leverage referrals from our existing customer base, expand the quality and the character of our offerings and attract new customers. We believe we are well positioned to grow and gain market share as customers continue to utilize larger, full-service providers to outsource services and solutions that had historically been performed in-house.
Real estate market:
Grow our Consumer Real Estate Solutions business (a marketplace that connects home buyers and home sellers and offers the related services) primarily through Owners.com: Capitalizing on our core competencies in realty services, we have entered the consumer market by targeting the growing segment of self-directed consumers. This segment wants to self-manage part of the realty process, but still needs brokerage services to complete the transaction. Through our Owners.com brand, we are empowering consumers to perform certain tasks on their own such as searching for properties and listing and showing their own homes for sale, while offering the necessary realty services to complete the transaction with significant savings. We believe our right-sized offering and compelling savings value proposition is being well received by our target market and we are well positioned to become the market leader for the self-directed real estate consumer.
Grow our Real Estate Investor Solutions business (a marketplace that connects home buyers and home sellers of single-family-rental homes and offers the related services to buy, renovate, manage and sell homes): We are focused on supporting the growth of our existing customers, expanding the offerings to our customer base and attracting new customers to our offerings. The single-family-rental market is large, geographically distributed with fragmented ownership. Our nationwide acquisition, renovation, property management, leasing and dispositions platform provides a strong value proposition for institutional and retail investors and positions us well for long term growth.
There can be no assurance that growth from our strategic initiatives will be successful or our operations will be profitable.
Ocwen Related Matters
Revenue from Ocwen represented 56% of our revenue for the nine months ended September 30, 2016 (56% of revenue for the third quarter of 2016). Additionally, 19% of our revenue for the nine months ended September 30, 2016 (19% of revenue for the third quarter of 2016) was earned on the portfolios serviced by Ocwen, when a party other than Ocwen selected Altisource as the service provider.
Ocwen has disclosed that it is subject to a number of ongoing federal and state regulatory examinations, consent orders, inquiries, requests for information and other actions and is subject to pending legal proceedings that have or could result in adverse regulatory or other actions against Ocwen. While not all inclusive, regulatory actions to date have included subjecting Ocwen to independent oversight of its operations and placing certain restrictions on its ability to acquire servicing rights. Ocwen may become subject to future federal and state regulatory investigations, inquiries, requests for information and legal proceedings, any of which could also result in adverse regulatory or other actions against Ocwen (see Note 22 to the condensed consolidated financial statements). Management cannot predict the outcome of these Ocwen related matters or the impact they may have on Altisource. However, in the event these Ocwen related matters materially negatively impact Altisource, we believe the impact to Altisource would occur over an extended period of time and the variable nature of our cost structure would allow us to realign our cost structure in line with remaining revenue.
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

Factors Affecting Comparability
The following items may impact the comparability of our results:

•
The average number of loans serviced by Ocwen on REALServicing was 1.5 million for the nine months ended September 30, 2016 compared to 2.2 million for the nine months ended September 30, 2015, a decrease of 32% (1.4 million for the third quarter of 2016 and 1.9 million for the third quarter of 2015, a decrease of 26%). The average number of delinquent non-government-sponsored enterprise loans serviced by Ocwen on REALServicing was 224 thousand for the nine months ended September 30, 2016 compared to 286 thousand for the nine months ended September 30, 2015, a decrease of 22% (211 thousand for the third quarter of 2016 and 269 thousand for the third quarter of 2015, a decrease of 22%);

•
During the nine months ended September 30, 2016 and 2015, we repurchased portions of our senior secured term loan with aggregate par values of $51.0 million and $27.0 million, respectively, ($0 and $11.0 million for the third quarter of 2016 and 2015, respectively) recognizing net gains on the early extinguishment of debt of $5.5 million and $2.0 million, respectively ($0 and $0.9 million for the third quarter of 2016 and 2015, respectively);

•
During the nine months ended September 30, 2016, we purchased 4.1 million shares of Residential common stock for $48.2 million, incurred expenses of $3.4 million and earned dividends of $1.0 million related to this investment (no comparative amounts in 2015);

•	On July 29, 2016, we acquired certain assets and assumed certain liabilities of Granite Loan Management of Delaware, LLC (“Granite”) for $9.6 million in cash at closing;

•
On October 9, 2015, we acquired GoldenGator, LLC (doing business as RentRange®) (“RentRange”), REIsmart, LLC (doing business as Investability™) (“Investability”) and Onit Solutions, LLC, a support company for RentRange and Investability, for $24.8 million, composed of $17.5 million in cash and 247 thousand shares of restricted common stock of the Company with a value of $7.3 million as of the closing date;

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

•
During the nine months ended September 30, 2015, we paid the former owners of Equator, LLC (“Equator”) $0.5 million to extinguish any liability for Equator related contingent consideration (“Equator Earn Out”). In connection with this settlement, we reduced the liability for the Equator Earn Out to $0 and recognized a $7.6 million increase in earnings;

•	During the nine month ended September 30, 2015, we recognized a loss on the sale of equity securities of Home Loan Servicing Solutions, Ltd. (“HLSS”), net of dividends received, of $1.9 million;

•	Effective March 31, 2015, we terminated the Data Access and Services Agreement with Ocwen; and

•
The effective income tax rate increased to 20.1% for the nine months ended September 30, 2016 and 39.0% for the third quarter of 2016 from an increase in our expected 2016 effective tax rate and adjustments to true-up the tax provision from prior quarters. The effective tax rate increase was primarily due to lower pretax income margins, which changed the expected mix of taxable income across the jurisdictions in which we operate.

CONSOLIDATED RESULTS OF OPERATIONS
Summary Consolidated Results
The following is a discussion of our consolidated results of operations for the periods indicated. For a more detailed discussion of the factors that affected the results of our business segments in these periods, see “Segment Results of Operations” below.
The following table sets forth information regarding our results of operations:

	Three months ended September 30,			Nine months ended September 30,
(in thousands, except per share data)	2016	2015	% Increase (decrease)	2016	2015	% Increase (decrease)

Service revenue
Mortgage Services	$191,766	$182,222	5	$569,038	$492,277	16
Financial Services	17,566	21,314	(18)	57,376	66,977	(14)
Technology Services	41,544	51,437	(19)	120,291	159,399	(25)
Eliminations	(11,094)	(9,504)	17	(31,319)	(28,773)	9
Total service revenue	239,782	245,469	(2)	715,386	689,880	4
Reimbursable expenses	12,080	26,456	(54)	41,317	89,242	(54)
Non-controlling interests	883	851	4	1,973	2,457	(20)
Total revenue	252,745	272,776	(7)	758,676	781,579	(3)
Cost of revenue	174,002	173,850	—	517,236	514,835	—
Gross profit	78,743	98,926	(20)	241,440	266,744	(9)
Selling, general and administrative expenses	53,886	51,338	5	161,709	155,310	4
Change in the fair value of Equator Earn Out	—	—	—	—	(7,591)	(100)
Income from operations	24,857	47,588	(48)	79,731	119,025	(33)
Other income (expense), net:
Interest expense	(5,952)	(7,041)	(15)	(18,481)	(21,396)	(14)
Loss on HLSS equity securities and dividends received, net	—	—	—	—	(1,854)	(100)
Other income (expense), net	(109)	653	(117)	2,608	1,477	77
Total other income (expense), net	(6,061)	(6,388)	(5)	(15,873)	(21,773)	(27)

Income before income taxes and non-controlling interests	18,796	41,200	(54)	63,858	97,252	(34)
Income tax provision	(7,324)	(3,303)	122	(12,808)	(8,101)	58

Net income	11,472	37,897	(70)	51,050	89,151	(43)
Net income attributable to non-controlling interests	(883)	(851)	4	(1,973)	(2,457)	(20)

Net income attributable to Altisource	$10,589	$37,046	(71)	$49,077	$86,694	(43)

Margins:
Gross profit/service revenue	33%	40%		34%	39%
Income from operations/service revenue	10%	19%		11%	17%

Earnings per share:
Basic	$0.57	$1.94	(71)	$2.63	$4.42	(40)
Diluted	$0.54	$1.82	(70)	$2.49	$4.19	(41)
Revenue
We recognized service revenue of $715.4 million for the nine months ended September 30, 2016, a 4% increase compared to the nine months ended September 30, 2015 ($239.8 million for the third quarter of 2016, a 2% decrease compared to the third quarter of 2015).

The increase in service revenue for the nine months ended September 30, 2016 was primarily driven by revenue growth in the asset management services businesses from higher volumes of property preservation referrals, growth in the percentage of homes sold through auction on Hubzu and growth in the number of non-Ocwen properties sold on Hubzu in the Mortgage Services segment. This increase was partially offset by decreases in IT infrastructure services in the Technology Services segment, which are typically billed on a cost plus basis, due to the transition of resources supporting Ocwen’s technology infrastructure to Ocwen, decreases in software services revenue due to lower rates charged to Ocwen for certain services and a decline in the number of loans on REALServicing in the Technology Services segment and lower customer relationship management business as we have severed relationships with and reduced the volume of services provided to certain clients that were not profitable to us and we experienced a reduction in volume from the transition of services from one customer to another. During the fourth quarter of 2015, we began transitioning resources supporting technology infrastructure to Ocwen as a part of the previously announced separation of technology infrastructure. We anticipate this transition will be largely complete by December 31, 2016. In addition, in early 2015, the pricing model to Ocwen for REO preservation services within asset management services changed. Historically, we billed (1) a fixed fee per REO asset (which was recognized as service revenue) and (2) actual vendor costs (which were recognized as reimbursable expenses revenue). Beginning in early 2015, our pricing for new Ocwen REO referrals is on a per service basis (which is recognized as service revenue). This change results in certain services that were historically reimbursable expenses revenue becoming service revenue. As a result, service revenue in the Mortgage Services segment asset management services businesses increased and reimbursable expenses revenue decreased.
Service revenue declined by 2% in the third quarter of 2016 as the revenue growth from non-Ocwen customers and higher property preservation referrals from Ocwen largely offset the expected loss in revenue from Ocwen’s declining portfolio and lower delinquencies in addition to lower customer relationship management revenue, as described above.
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
We recognized cost of revenue of $517.2 million for the nine months ended September 30, 2016, a slight increase compared to the nine months ended September 30, 2015 ($174.0 million for the third quarter of 2016, a slight increase compared to the third quarter of 2015). The increases were primarily driven by higher outside fees and services, largely offset by decreases in reimbursable expenses. Outside fees and services increased due to higher volumes of property preservation referrals and the change in billing discussed in the revenue section above, partially offset for the nine months ended September 30, 2016 by the March 31, 2015 termination of the Data Access and Services Agreement. Reimbursable expenses declined as a result of the change in billing discussed in the revenue section above. Compensation and benefits costs increased, particularly in the second and third quarters of 2016, from our investments to support certain of our growth initiatives in the Mortgage Services segment, partially offset by cost savings initiatives and the transition of resources supporting technology infrastructure to Ocwen.
Gross profit decreased to $241.4 million, representing 34% of service revenue, for the nine months ended September 30, 2016 compared to $266.7 million, representing 39% of service revenue, for the nine months ended September 30, 2015 (decreased to $78.7 million, representing 33% of service revenue, for the third quarter of 2016 compared to $98.9 million, representing 40% of service revenue, for the third quarter of 2015). Gross profit as a percentage of service revenue decreased primarily due to higher growth in the lower margin property preservation services, higher compensation and benefits costs in the Mortgage Services segment to support our growth initiatives and reductions in volumes and prices in the Technology Services segment that exceeded the decline in costs. The decrease for the nine months ended September 30, 2016 was partially offset by the March 31, 2015 termination of the Data Access and Services Agreement with Ocwen.
Selling, General and Administrative Expenses, Other Operating Expenses and Income from Operations
Selling, general and administrative expenses (“SG&A”) include payroll for personnel employed in executive, finance, law, compliance, human resources, vendor management, risk management, sales and marketing roles. This category also includes occupancy costs, amortization of intangible assets, professional services, marketing costs and depreciation and amortization.
We recognized SG&A of $161.7 million for the nine months ended September 30, 2016, a 4% increase compared to the nine months ended September 30, 2015 ($53.9 million for the third quarter of 2016, a 5% increase compared to the third quarter of

2015). The increases were primarily due to higher amortization of intangible assets and an increase in marketing costs, primarily related to Owners.com, as we launched our buy side brokerage marketing campaign in 2016, partially offset by lower occupancy costs due to the completion of several office relocations in 2015.
We recognized a gain in other operating expenses on the change in the fair value of the Equator Earn Out of $7.6 million for the nine months ended September 30, 2015. The liability for contingent consideration was reflected at fair value and adjusted each reporting period with the change in fair value recognized in earnings. In 2015, we reached an agreement with the former owners of Equator to extinguish any liability for the Equator Earn Out. In connection with this settlement, we reduced the liability for the Equator Earn Out to $0 and recognized a $7.6 million increase in earnings.
Income from operations decreased to $79.7 million, representing 11% of service revenue, for the nine months ended September 30, 2016 compared to $119.0 million, representing 17% of service revenue, for the nine months ended September 30, 2015 (decreased to $24.9 million, representing 10% of service revenue, for the third quarter of 2016 compared to $47.6 million, representing 19% of service revenue, for the third quarter of 2015). The decreases in operating income margin were primarily the result of decreases in gross profit margin, higher SG&A expenses and the 2015 Equator Earn Out gain, as discussed above.
Other Income (Expense), net
Other income (expense), net principally includes interest expense and other non-operating gains and losses. Interest expense was $18.5 million for the nine months ended September 30, 2016, a decrease of $2.9 million compared to the nine months ended September 30, 2015 ($6.0 million for the third quarter of 2016, a decrease of $1.1 million compared to the third quarter of 2015), primarily from the 2016 and 2015 repurchases of portions of our senior secured term loan with an aggregate par value of $100.0 million.
During the nine months ended September 30, 2016, we repurchased portions of our senior secured term loan with an aggregate par value of $51.0 million at a weighted average discount of 13.2%, recognizing a net gain of $5.5 million on the early extinguishment of debt (no repurchases in the third quarter of 2016). During the nine months ended September 30, 2015, we repurchased portions of our senior secured term loan with an aggregate par value of $27.0 million at a weighted average discount of 9.8%, recognizing a net gain of $2.0 million on the early extinguishment of debt (repurchased aggregate par value of $11.0 million at a weighted average discount of 11.0%, recognizing a net gain of $0.9 million on the early extinguishment of debt for the third quarter of 2015).
During the nine months ended September 30, 2016, we purchased 4.1 million shares of Residential common stock for $48.2 million, incurred expenses of $3.4 million and earned dividends of $1.0 million related to this investment (no comparative amounts in 2015).
During March 2015, we purchased 1.6 million shares of HLSS common stock in the open market for $30.0 million. On April 6, 2015, HLSS completed the sale of substantially all of its assets to New Residential Investment Corp. (“NRZ”) and adopted a plan of complete liquidation and dissolution. During April 2015, we received liquidating dividends and other dividends from HLSS totaling $20.4 million and we sold all of our 1.6 million shares of HLSS common stock in the open market for $7.7 million. As a result of these transactions, we recognized a net loss of $1.9 million for the nine months ended September 30, 2015 (no comparative amounts in 2016) in connection with our investment in HLSS.
Income Tax Provision
We recognized an income tax provision of $12.8 million for the nine months ended September 30, 2016 compared to $8.1 million for the nine months ended September 30, 2015 ($7.3 million and $3.3 million for the third quarter of 2016 and 2015, respectively). Our effective tax rate was 20.1% and 8.3% for the nine months ended September 30, 2016 and September 30, 2015, respectively (39.0% and 8.0% for the third quarter of 2016 and 2015, respectively). Our effective tax rate differs from the Luxembourg statutory tax rate of 29.2% primarily due to the effect of certain deductions in Luxembourg and the mix of income and losses with varying tax rates in multiple taxing jurisdictions. The income tax provision for the third quarter of 2016 reflects an increase in the 2016 effective tax rate and adjustments to true-up the tax provision from prior quarters, resulting in an anticipated 2016 annual effective tax rate of approximately 20%. The higher effective income tax rate for the nine months ended September 30, 2016 was primarily the result of lower pretax income margins which changed the expected mix of taxable income across the jurisdictions in which we operate. Our consolidated effective income tax rate for financial reporting purposes may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our domestic and international operations and our ability to utilize net operating loss and tax credit carryforwards.

SEGMENT RESULTS OF OPERATIONS
The following section provides a discussion of pretax results of operations of our business segments. Transactions between segments are accounted for as third party arrangements for purposes of presenting segment results of operations. Intercompany transactions primarily consist of IT infrastructure management services and professional services billed by Technology Services. We reflect these as service revenue in the Technology Services segment and technology and telecommunications costs within cost of revenue and SG&A in the segment receiving the services. Certain prior year SG&A cost allocations from Corporate to the segments have been reclassified to conform to the current year presentation.
Financial information for our segments is as follows:

	Three months ended September 30, 2016
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue
Service revenue	$191,766	$17,566	$41,544	$(11,094)	$239,782
Reimbursable expenses	12,047	33	—	—	12,080
Non-controlling interests	883	—	—	—	883
	204,696	17,599	41,544	(11,094)	252,745
Cost of revenue	132,399	13,238	38,557	(10,192)	174,002
Gross profit (loss)	72,297	4,361	2,987	(902)	78,743
Selling, general and administrative expenses	27,543	4,002	6,115	16,226	53,886
Income (loss) from operations	44,754	359	(3,128)	(17,128)	24,857
Total other income (expense), net	8	28	1	(6,098)	(6,061)

Income (loss) before income taxes and non-controlling interests	$44,762	$387	$(3,127)	$(23,226)	$18,796

Margins:
Gross profit/service revenue	38%	25%	7%	N/M	33%
Income (loss) from operations/service revenue	23%	2%	(8)%	N/M	10%
N/M — not meaningful.

	Three months ended September 30, 2015
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue
Service revenue	$182,222	$21,314	$51,437	$(9,504)	$245,469
Reimbursable expenses	26,433	23	—	—	26,456
Non-controlling interests	851	—	—	—	851
	209,506	21,337	51,437	(9,504)	272,776
Cost of revenue	122,724	15,418	44,419	(8,711)	173,850
Gross profit (loss)	86,782	5,919	7,018	(793)	98,926
Selling, general and administrative expenses	23,399	4,553	7,628	15,758	51,338
Income (loss) from operations	63,383	1,366	(610)	(16,551)	47,588
Total other income (expense), net	9	31	38	(6,466)	(6,388)

Income (loss) before income taxes and non-controlling interests	$63,392	$1,397	$(572)	$(23,017)	$41,200

Margins:
Gross profit/service revenue	48%	28%	14%	N/M	40%
Income (loss) from operations/service revenue	35%	6%	(1)%	N/M	19%
N/M — not meaningful.

	Nine months ended September 30, 2016
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue
Service revenue	$569,038	$57,376	$120,291	$(31,319)	$715,386
Reimbursable expenses	41,232	85	—	—	41,317
Non-controlling interests	1,973	—	—	—	1,973
	612,243	57,461	120,291	(31,319)	758,676
Cost of revenue	381,543	41,645	122,874	(28,826)	517,236
Gross profit (loss)	230,700	15,816	(2,583)	(2,493)	241,440
Selling, general and administrative expenses	83,119	12,515	20,113	45,962	161,709
Income (loss) from operations	147,581	3,301	(22,696)	(48,455)	79,731
Total other income (expense), net	57	63	101	(16,094)	(15,873)

Income (loss) before income taxes and non-controlling interests	$147,638	$3,364	$(22,595)	$(64,549)	$63,858

Margins:
Gross profit (loss)/service revenue	41%	28%	(2)%	N/M	34%
Income (loss) from operations/service revenue	26%	6%	(19)%	N/M	11%
N/M — not meaningful.

	Nine months ended September 30, 2015
(in thousands)	Mortgage Services	Financial Services	Technology Services	Corporate Items and Eliminations	Consolidated Altisource

Revenue
Service revenue	$492,277	$66,977	$159,399	$(28,773)	$689,880
Reimbursable expenses	89,139	103	—	—	89,242
Non-controlling interests	2,457	—	—	—	2,457
	583,873	67,080	159,399	(28,773)	781,579
Cost of revenue	350,238	46,058	144,565	(26,026)	514,835
Gross profit (loss)	233,635	21,022	14,834	(2,747)	266,744
Selling, general and administrative expenses	69,188	13,856	22,189	50,077	155,310
Change in the fair value of Equator Earn Out	—	—	(7,591)	—	(7,591)
Income (loss) from operations	164,447	7,166	236	(52,824)	119,025
Total other income (expense), net	28	21	21	(21,843)	(21,773)

Income (loss) before income taxes and non-controlling interests	$164,475	$7,187	$257	$(74,667)	$97,252

Margins:
Gross profit/service revenue	47%	31%	9%	N/M	39%
Income from operations/service revenue	33%	11%	—%	N/M	17%
N/M — not meaningful.

Mortgage Services
Revenue
Revenue by service line was as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2016	2015	% Increase (decrease)	2016	2015	% Increase (decrease)

Service revenue:
Asset management services	$144,001	$130,074	11	$420,667	$334,093	26
Insurance services	23,560	25,801	(9)	68,288	74,280	(8)
Residential property valuation	11,438	13,769	(17)	46,567	47,210	(1)
Default management services	4,499	7,006	(36)	14,524	20,774	(30)
Origination services	8,268	5,572	48	18,992	15,920	19
Total service revenue	191,766	182,222	5	569,038	492,277	16

Reimbursable expenses:
Asset management services	9,662	23,548	(59)	32,157	81,386	(60)
Insurance services	1,791	2,140	(16)	7,026	5,322	32
Default management services	516	692	(25)	1,873	2,320	(19)
Origination services	78	53	47	176	111	59
Total reimbursable expenses	12,047	26,433	(54)	41,232	89,139	(54)

Non-controlling interests	883	851	4	1,973	2,457	(20)

Total revenue	$204,696	$209,506	(2)	$612,243	$583,873	5
We recognized service revenue of $569.0 million for the nine months ended September 30, 2016, a 16% increase compared to the nine months ended September 30, 2015 ($191.8 million for the third quarter of 2016, a 5% increase compared to the third quarter of 2015).
The increase in service revenue for the nine months ended September 30, 2016 was primarily due to revenue growth in the asset management services businesses from higher volumes of property preservation referrals, growth in the percentage of homes sold through auction on Hubzu, growth in the number of non-Ocwen properties sold on Hubzu and customer growth in origination services. In addition, in early 2015, the pricing model to Ocwen for REO preservation services within asset management services changed. Historically, we billed (1) a fixed fee per REO asset (which was recognized as service revenue) and (2) actual vendor costs (which were recognized as reimbursable expenses revenue). Beginning in early 2015, our pricing for new Ocwen REO referrals is on a per service basis (which is recognized as service revenue). This change results in certain services that were historically reimbursable expenses revenue becoming service revenue. As a result, service revenue in the asset management services businesses increased and reimbursable expenses revenue decreased. The increase was partially offset by decreases in insurance services and default management services due to a reduction in foreclosure file referrals.
The increase in service revenue for the third quarter of 2016 was primarily due to growth in the volume of property preservation referrals, as described above.
Certain of our Mortgage Services businesses are impacted by seasonality. REO sales and lawn maintenance services within the asset management services business are generally lowest during the fall and winter months and highest during the spring and summer months.

Cost of Revenue and Gross Profit
Cost of revenue consists of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2016	2015	% Increase (decrease)	2016	2015	% Increase (decrease)

Compensation and benefits	$30,431	$21,108	44	$85,865	$62,112	38
Outside fees and services	76,710	66,381	16	220,369	173,103	27
Reimbursable expenses	12,047	26,433	(54)	41,232	89,139	(54)
Technology and telecommunications	12,284	7,856	56	31,275	23,193	35
Depreciation and amortization	927	946	(2)	2,802	2,691	4

Cost of revenue	$132,399	$122,724	8	$381,543	$350,238	9
Cost of revenue for the nine months ended September 30, 2016 of $381.5 million increased by 9% compared to the nine months ended September 30, 2015 ($132.4 million for the third quarter of 2016, an 8% increase compared to the third quarter of 2015). The increases were primarily attributable to higher outside fees and services, compensation and benefits costs and technology and telecommunications costs, partially offset by a decrease in reimbursable expenses. Outside fees and services increased from a higher volume of property preservation referrals and the change in billing discussed in the revenue section above, partially offset for the nine months ended September 30, 2016 by the termination of the Data Access and Services Agreement effective March 31, 2015. Compensation and benefits costs and technology and telecommunications costs increased from our investments to support certain of our growth initiatives. Reimbursable expenses declined primarily as a result of the change in billing discussed in the revenue section above.
Gross profit decreased to $230.7 million, representing 41% of service revenue, for the nine months ended September 30, 2016 compared to $233.6 million, representing 47% of service revenue, for the nine months ended September 30, 2015 (decreased to $72.3 million representing 38% of service revenue for the third quarter of 2016, compared to $86.8 million representing 48% of service revenue for the third quarter of 2015). Gross profit as a percentage of service revenue decreased from a change in revenue mix, as a higher percentage of revenue in 2016 was from lower margin property preservation services and higher compensation and benefits costs and technology and telecommunications costs, as described above. For the nine months ended September 30, 2016, this decrease was partially offset by the March 31, 2015 termination of the Data Access and Services Agreement with Ocwen.
Our margins can vary substantially depending upon service revenue mix.
Selling, General and Administrative Expenses and Income from Operations
SG&A expenses consist of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2016	2015	% Increase (decrease)	2016	2015	% Increase (decrease)

Compensation and benefits	$1,789	$1,148	56	$7,631	$3,159	142
Professional services	1,852	1,278	45	8,502	9,388	(9)
Occupancy related costs	3,486	2,744	27	10,087	8,147	24
Amortization of intangible assets	9,542	7,941	20	30,863	21,158	46
Depreciation and amortization	750	614	22	2,202	1,768	25
Marketing costs	9,003	6,433	40	20,598	16,213	27
Other	1,121	3,241	(65)	3,236	9,355	(65)

Selling, general and administrative expenses	$27,543	$23,399	18	$83,119	$69,188	20
SG&A for the nine months ended September 30, 2016 of $83.1 million increased by 20% compared to the nine months ended September 30, 2015 ($27.5 million for the third quarter of 2016, an 18% increase compared to the third quarter of 2015). The increases were primarily driven by higher amortization of intangible assets, marketing costs and compensation and benefits costs, partially offset by lower other costs. The increase in marketing costs relates primarily to Owners.com, as we launched our buy side brokerage marketing campaign in 2016. Compensation and benefits costs and occupancy related costs increased primarily due to growth of the sales and marketing organizations to support our revenue and customer diversification initiatives and higher headcount to support certain of our growth initiatives. The decrease in other costs for the nine months ended September 30, 2016 was primarily due to a favorable loss accrual adjustment for the three months ended March 31, 2016.
Income from operations decreased to $147.6 million, representing 26% of service revenue, for the nine months ended September 30, 2016 compared to $164.4 million, representing 33% of service revenue, for the nine months ended September 30, 2015 (decreased to $44.8 million representing 23% of service revenue for the third quarter of 2016, compared to $63.4 million, representing 35% of service revenue for the third quarter of 2015). The decreases in operating income margin were primarily the result of lower gross profit margins from the change in the revenue mix and higher SG&A expenses, as discussed above.
Financial Services
Revenue
Revenue by service line was as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2016	2015	% Increase (decrease)	2016	2015	% Increase (decrease)

Service revenue:
Customer relationship management	$8,777	$13,138	(33)	$29,052	$38,323	(24)
Asset recovery management	8,789	8,176	7	28,324	28,654	(1)
Total service revenue	17,566	21,314	(18)	57,376	66,977	(14)

Reimbursable expenses:
Asset recovery management	33	23	43	85	103	(17)
Total reimbursable expenses	33	23	43	85	103	(17)

Total revenue	$17,599	$21,337	(18)	$57,461	$67,080	(14)
We recognized service revenue of $57.4 million for the nine months ended September 30, 2016, a 14% decrease compared to the nine months ended September 30, 2015 ($17.6 million for the third quarter of 2016, an 18% decrease compared to the third quarter of 2015). The decreases were primarily due to lower customer relationship management business as we have severed relationships with and reduced the volume of services provided to certain clients that were not profitable to us and we experienced a reduction in volume from the transition of services from one customer to another.
Certain of our Financial Services businesses are impacted by seasonality. Revenue in the asset recovery management business tends to be higher in the first quarter, as borrowers may utilize tax refunds and bonuses to pay debts, and generally declines throughout the remainder of the year.
Cost of Revenue and Gross Profit
Cost of revenue consists of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2016	2015	% Increase (decrease)	2016	2015	% Increase (decrease)

Compensation and benefits	$10,019	$11,843	(15)	$31,554	$34,797	(9)
Outside fees and services	762	620	23	2,283	2,050	11
Reimbursable expenses	33	23	43	85	103	(17)
Technology and telecommunications	1,990	2,486	(20)	6,409	7,726	(17)
Depreciation and amortization	434	446	(3)	1,314	1,382	(5)

Cost of revenue	$13,238	$15,418	(14)	$41,645	$46,058	(10)
Cost of revenue for the nine months ended September 30, 2016 of $41.6 million decreased by 10% compared to the nine months ended September 30, 2015 ($13.2 million for the third quarter of 2016, a 14% decrease compared to the third quarter of 2015). The decreases in cost of revenue were primarily due to a decrease in compensation and benefits costs and lower technology and telecommunications costs resulting from the implementation of cost savings initiatives in 2015. In addition, compensation and benefits costs were lower as a result of reduced headcount in the customer relationship management business, as discussed above.
Gross profit decreased to $15.8 million, representing 28% of service revenue, for the nine months ended September 30, 2016 compared to $21.0 million, representing 31% of service revenue, for the nine months ended September 30, 2015 (decreased to $4.4 million, representing 25% of service revenue, for the third quarter of 2016 compared to $5.9 million, representing 28% of service revenue, for the third quarter of 2015). Gross profit margins declined as the decrease in customer relationship management revenue exceeded the reduction in expenses. Revenue mix in the asset recovery management business also impacted gross profit margins with higher revenue in the lower margin credit card collections business and lower revenue in the higher margin mortgage charge-off collections business.
Selling, General and Administrative Expenses and Income from Operations
SG&A expenses consist of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2016	2015	% Increase (decrease)	2016	2015	% Increase (decrease)

Compensation and benefits	$192	$302	(36)	$581	$654	(11)
Professional services	251	323	(22)	565	962	(41)
Occupancy related costs	1,529	1,795	(15)	4,870	5,641	(14)
Amortization of intangible assets	988	825	20	2,762	2,897	(5)
Depreciation and amortization	572	612	(7)	1,780	1,826	(3)
Other	470	696	(32)	1,957	1,876	4

Selling, general and administrative expenses	$4,002	$4,553	(12)	$12,515	$13,856	(10)
SG&A for the nine months ended September 30, 2016 of $12.5 million decreased by 10% compared to the nine months ended September 30, 2015 ($4.0 million for the third quarter of 2016, a 12% decrease compared to the third quarter of 2015). The decreases were primarily the result of lower compensation and benefits costs and occupancy related costs due to lower headcount in the customer relationship management business largely attributable to the reasons discussed above and lower professional services expenses driven by a decrease in legal costs.
Income from operations decreased to $3.3 million, representing 6% of service revenue, for the nine months ended September 30, 2016 compared to $7.2 million, representing 11% of service revenue, for the nine months ended September 30, 2015 (decreased to $0.4 million, representing 2% of service revenue, for the third quarter of 2016 compared to $1.4 million, representing 6% of service revenue, for the third quarter of 2015). The decreases in operating income as a percentage of service revenue were primarily the result of lower gross profit margins, partially offset by lower SG&A, as discussed above.
Technology Services
Revenue
Revenue by service line was as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2016	2015	% Increase (decrease)	2016	2015	% Increase (decrease)

Service revenue:
Software services	$30,917	$36,403	(15)	$88,076	$107,614	(18)
IT infrastructure services	10,627	15,034	(29)	32,215	51,785	(38)

Total revenue	$41,544	$51,437	(19)	$120,291	$159,399	(25)
We recognized service revenue of $120.3 million for the nine months ended September 30, 2016, a 25% decrease compared to the nine months ended September 30, 2015 ($41.5 million for the third quarter of 2016, a 19% decrease compared to the third quarter of 2015). The decreases were driven by lower IT infrastructure services due to the implementation of cost reduction initiatives and the transitioning of resources supporting Ocwen’s technology infrastructure to Ocwen, which are generally billed on a cost plus basis, and a decrease in software services revenue due to lower rates charged to Ocwen for certain technologies and a decline in the number of loans on REALServicing.
For segment presentation purposes, revenue from services provided by Technology Services to our other reportable segments is eliminated in consolidation. This intercompany revenue is included as revenue in the Technology Services segment and as technology and telecommunications costs, a component of cost of revenue and SG&A, in our other reportable segments.
Cost of Revenue and Gross Profit (Loss)
Cost of revenue consists of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2016	2015	% Increase (decrease)	2016	2015	% Increase (decrease)

Compensation and benefits	$25,907	$30,046	(14)	$83,774	$100,304	(16)
Outside fees and services	6	3	100	21	16	31
Technology and telecommunications	7,387	8,947	(17)	23,188	27,837	(17)
Depreciation and amortization	5,257	5,423	(3)	15,891	16,408	(3)

Cost of revenue	$38,557	$44,419	(13)	$122,874	$144,565	(15)
Cost of revenue for the nine months ended September 30, 2016 of $122.9 million decreased by 15% compared to the nine months ended September 30, 2015 ($38.6 million for the third quarter of 2016, a 13% decrease compared to the third quarter of 2015). The decreases were primarily due to lower compensation and benefits and technology and telecommunications costs driven by the implementation of cost savings initiatives in 2015 and the transition of resources supporting technology infrastructure to Ocwen as part of the infrastructure separation. In addition, compensation and benefits costs for the nine months ended September 30, 2016 and 2015 include $0.6 million and $3.2 million, respectively, of severance expense related to the reduction of staff.
Gross loss was $(2.6) million, representing (2)% of service revenue, for the nine months ended September 30, 2016 compared to gross profit of $14.8 million, representing 9% of service revenue, for the nine months ended September 30, 2015 (gross profit was $3.0 million, representing 7% of service revenue, for the third quarter of 2016 compared to $7.0 million, representing 14% of service revenue, for the third quarter of 2015) as the decline in revenue exceeded the decline in compensation and benefits costs and technology and telecommunications costs.
Selling, General and Administrative Expenses, Other Operating Expenses and Income (Loss) from Operations
SG&A expenses consist of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2016	2015	% Increase (decrease)	2016	2015	% Increase (decrease)

Compensation and benefits	$(38)	$750	(105)	$1,004	$2,623	(62)
Professional services	923	402	130	2,474	840	195
Occupancy related costs	2,697	3,220	(16)	8,127	10,349	(21)
Amortization of intangible assets	935	1,352	(31)	2,807	3,940	(29)
Depreciation and amortization	872	594	47	2,485	1,434	73
Marketing costs	227	307	(26)	717	629	14
Other	499	1,003	(50)	2,499	2,374	5

Selling, general and administrative expenses	$6,115	$7,628	(20)	$20,113	$22,189	(9)
SG&A for the nine months ended September 30, 2016 of $20.1 million decreased by 9% compared to the nine months ended September 30, 2015 ($6.1 million for the third quarter of 2016, a 20% decrease compared to the third quarter of 2015). The decreases were primarily driven by lower occupancy costs related to facility consolidation and relocation during 2015, lower amortization of intangible assets driven by the write-off of certain intangible assets in the fourth quarter of 2015 and lower compensation and benefits from the implementation of cost savings initiatives in 2015, partially offset by an increase in professional services due to higher legal and regulatory costs and higher depreciation and amortization related to the facility consolidations and relocations in 2015.

We recognized a gain in other operating expenses on the change in fair value of the Equator Earn Out of $7.6 million for the nine months ended September 30, 2015. The liability for contingent consideration was reflected at fair value and adjusted each reporting period with the change in fair value recognized in earnings. In 2015, we reached an agreement with the former owners of Equator to extinguish any liability for the Equator Earn Out. In connection with this settlement, we reduced the liability for the Equator Earn Out to $0 and recognized a $7.6 million increase in earnings.
Loss from operations was $(22.7) million, representing (19)% of service revenue, for the nine months ended September 30, 2016 compared to income from operations of $0.2 million, representing less than 1% of service revenue, for the nine months ended September 30, 2015 (loss from operations was $(3.1) million, representing (8)% of service revenue, for the third quarter of 2016 compared to loss from operations of $(0.6) million, representing (1)% of service revenue, for the third quarter of 2015). Loss from operations as a percentage of service revenue increased primarily due to the decrease in service revenue, partially offset by the decreases in cost of revenue and SG&A, as discussed above.
Corporate Items and Eliminations
Corporate Items and Eliminations include interest expense, costs related to corporate support functions including executive, finance, law, compliance, human resources, vendor management, risk management, sales and marketing cost not allocated to the business units and non-operating items. It also includes eliminations of transactions between the reportable segments.
Selling, General and Administrative Expenses and Other Income (Expense), net
Corporate costs consist of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2016	2015	% Increase (decrease)	2016	2015	% Increase (decrease)

Compensation and benefits	$12,202	$11,706	4	$33,244	$33,869	(2)
Professional services	1,071	2,005	(47)	5,992	7,447	(20)
Occupancy related costs	1,191	2,049	(42)	3,701	6,372	(42)
Depreciation and amortization	363	570	(36)	1,047	2,128	(51)
Marketing costs	33	424	(92)	99	1,485	(93)
Other	1,366	(996)	237	1,879	(1,224)	254

Selling, general and administrative expenses	16,226	15,758	3	45,962	50,077	(8)

Total other income (expense), net	6,098	6,466	(6)	16,094	21,843	(26)

Total corporate costs	$22,324	$22,224	—	$62,056	$71,920	(14)
SG&A for the nine months ended September 30, 2016 of $46.0 million decreased by 8% compared to the nine months ended September 30, 2015 ($16.2 million for the third quarter of 2016, a 3% increase compared to the third quarter of 2015). For the nine months ended September 30, 2016, the decrease was primarily driven by lower legal and regulatory costs and occupancy related costs and increased support department allocations to the segments. SG&A for the third quarter of 2016 was largely consistent with the third quarter of 2015.
Other income (expense), net primarily includes interest expense and other non-operating gains and losses. Other income (expense), net for the nine months ended September 30, 2016 of $16.1 million decreased by 26% compared to the nine months ended September 30, 2015 ($6.1 million for the third quarter of 2016, a 6% decrease compared to the third quarter of 2015). Interest expense was $18.5 million for the nine months ended September 30, 2016, a decrease of $2.9 million compared to the nine months ended September 30, 2015 ($6.0 million for the third quarter of 2016, a decrease of $1.1 million compared to the third quarter of 2015), primarily from the 2016 and 2015 repurchases of our senior secured term loan with an aggregate par value of $100.0 million.
During the nine months ended September 30, 2016, we repurchased portions of our senior secured term loan with an aggregate par value of $51.0 million at a weighted average discount of 13.2%, recognizing a net gain of $5.5 million on the early extinguishment of debt (no repurchases in the third quarter of 2016). During the nine months ended September 30, 2015, we repurchased portions of our senior secured term loan with an aggregate par value of $27.0 million at a weighted average discount of 9.8%, recognizing a net gain of $2.0 million on the early extinguishment of debt (repurchased aggregate par value of $11.0 million at a weighted average discount of 11.0%, recognizing a net gain of $0.9 million on the early extinguishment of debt for the third quarter of 2015).
During the nine months ended September 30, 2016, we purchased 4.1 million shares of Residential common stock for $48.2 million, incurred expenses of $3.4 million and earned dividends of $1.0 million related to this investment (no comparative amounts in 2015).
During March 2015, we purchased 1.6 million shares of HLSS common stock in the open market for $30.0 million. On April 6, 2015, HLSS completed the sale of substantially all of its assets to NRZ and adopted a plan of complete liquidation and dissolution. During April 2015, we received liquidating dividends and other dividends from HLSS totaling $20.4 million and we sold all of our 1.6 million shares of HLSS common stock in the open market for $7.7 million. As a result of these transactions, we recognized a net loss of $1.9 million for the nine months ended September 30, 2015 (no comparative amounts in 2016) in connection with our investment in HLSS.
Intercompany revenue that is eliminated in consolidation increased for the nine months ended September 30, 2016 and the third quarter of 2016 compared to the similar periods in 2015. These intercompany transactions consisted primarily of IT infrastructure services which are billed on a cost plus basis along with professional services billed by Technology Services. The increase was due to the increase in technology costs related to higher volume of activity primarily in Mortgage Services segment. While the expenses are recognized in the Mortgage Services and Financial Services segments above, the elimination of these expenses is reflected in Corporate Items and Eliminations.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary source of liquidity is cash flows from operations. We seek to deploy excess cash generated in a disciplined manner. Principally, we intend to use excess cash to develop complementary services and businesses that we believe will generate attractive margins in line with our core capabilities and strategy. We may also use cash to repurchase and repay our senior secured term loan and repurchase shares of our common stock. We also consider and evaluate business acquisitions that may arise from time to time that are aligned with our strategy.
For the nine months ended September 30, 2016, we used $49.2 million to repay and repurchase portions of the senior secured term loan and make contractual repayments of the senior secured term loan ($1.5 million for the third quarter of 2016) and $34.3 million to repurchase shares of our common stock ($14.6 million for the third quarter of 2016).
Senior Secured Term Loan
On November 27, 2012, Altisource Solutions S.à r.l., a wholly-owned subsidiary of Altisource Portfolio Solutions S.A., entered into a senior secured term loan agreement with Bank of America, N.A., as administrative agent, and certain lenders. Altisource Portfolio Solutions S.A. and certain wholly-owned subsidiaries are guarantors of the term loan. We subsequently amended the senior secured term loan agreement to increase the principal amount of the senior secured term loan and, among other changes, re-establish the $200.0 million incremental term loan facility accordion, lower the interest rate, extend the maturity date by approximately one year and increase the maximum amount of Restricted Junior Payments (as defined in the senior secured term loan agreement; other capitalized terms, unless defined herein, are defined in the senior secured term loan agreement). The lenders of the senior secured term loan, as amended, have no obligation to provide any such additional debt under the accordion provision. As of September 30, 2016, $481.1 million was outstanding under the senior secured term loan agreement, as amended, compared to $536.6 million as of December 31, 2015.
After giving effect to the third amendment entered into on August 1, 2014, the term loan must be repaid in equal consecutive quarterly principal installments of $1.5 million, which commenced on September 30, 2014, with the balance due at maturity. All amounts outstanding under the senior secured term loan agreement will become due on the earlier of (i) December 9, 2020 and (ii) the date on which the loans are declared to be due and owing by the administrative agent at the request (or with the consent) of the Required Lenders or as otherwise provided in the senior secured term loan agreement upon the occurrence of any event of default under the senior secured term loan agreement. However, if the leverage ratio exceeds 3.00 to 1.00, as calculated in accordance with the provisions of the senior secured term loan agreement, a percentage of cash flows must be used to repay principal (the percentage increases if the leverage ratio exceeds 3.50 to 1.00). No mandatory prepayments were required for the nine months ended September 30, 2016. The interest rate as of September 30, 2016 was 4.50%.
During the nine months ended September 30, 2016, we repurchased portions of our senior secured term loan with an aggregate par value of $51.0 million at a weighted average discount of 13.2%, recognizing a net gain of $5.5 million on the early extinguishment of debt (no repurchases in the third quarter of 2016). During the nine months ended September 30, 2015, we repurchased portions of our senior secured term loan with an aggregate par value of $27.0 million at a weighted average discount of 9.8%, recognizing a net gain of $2.0 million on the early extinguishment of debt (repurchased aggregate par value of $11.0 million at a weighted average discount of 11.0%, recognizing a net gain of $0.9 million on the early extinguishment of debt for the third quarter of 2015).
The debt covenants in the senior secured term loan agreement limit, among other things, our ability to incur additional debt, pay dividends and repurchase shares of our common stock. In the event we require additional liquidity, our ability to obtain it may be limited by the senior secured term loan.
Cash Flows
The following table presents our cash flows for the nine months ended September 30:

(in thousands)	2016	2015	% Increase (decrease)

Net income adjusted for non-cash items	$115,024	$145,612	(21)
Changes in operating assets and liabilities	(8,989)	(36,461)	75
Net cash flows provided by operating activities	106,035	109,151	(3)
Net cash flows used in investing activities	(74,095)	(39,995)	(85)
Net cash flows used in financing activities	(76,319)	(80,370)	5
Net decrease in cash and cash equivalents	(44,379)	(11,214)	(296)
Cash and cash equivalents at the beginning of the period	179,327	161,361	11

Cash and cash equivalents at the end of the period	$134,948	$150,147	(10)
Cash Flows from Operating Activities
Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net income. For the nine months ended September 30, 2016, we generated cash flows from operating activities of $106.0 million, or approximately $0.15 for every dollar of service revenue ($0.15 for every dollar of service revenue for the third quarter of 2016) compared to cash flows from operating activities of $109.2 million, or approximately $0.16 for every dollar of service revenue for the nine months ended September 30, 2015 ($0.22 for every dollar of service revenue for the third quarter of 2015). The decrease in cash flows from operations for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was principally driven by lower net income, partially offset by an improvement in working capital changes. Changes in working capital were principally driven by higher collections of accounts receivable and the timing of payment of accounts payable and other accrued expenses, partially offset by higher prepaid expenses and other current assets from our investment in real estate that we are renovating and intend to sell and payments totaling $2.9 million related to deferred purchase consideration for the July 17, 2015 acquisition of CastleLine.
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
Cash Flows from Investing Activities
Cash flows from investing activities primarily include capital expenditures, acquisitions of businesses and purchases and sales of available for sale securities. For the nine months ended September 30, 2016 and 2015, we used $16.5 million and $27.7 million, respectively, for capital expenditures primarily related to investments in the development of certain software applications, IT infrastructure and facility build-outs. The decrease in capital expenditures primarily related to the completion of projects in 2015, including several office facility relocations. In addition, during the nine months ended September 30, 2016, we purchased 4.1 million shares of Residential common stock for $48.2 million, including brokers’ commissions. On July 29, 2016, we acquired Granite for $9.6 million.
During March 2015, we purchased 1.6 million shares of HLSS common stock for $30.0 million, including brokers’ commissions. During the nine months ended September 30, 2015, we received $28.1 million from liquidating dividends and the sale of the HLSS common stock. On July 17, 2015, we acquired CastleLine for $11.2 million of cash at acquisition, excluding cash balances acquired of $1.1 million. Additionally, the acquisition includes $10.5 million of cash payable over four years from the acquisition date and $14.4 million of restricted common stock of the Company.

Cash Flows from Financing Activities
Cash flows from financing activities for the nine months ended September 30, 2016 and 2015 include activities associated with share repurchases, debt repurchases and repayments, stock option exercises and payments to non-controlling interests. During the nine months ended September 30, 2016 and 2015, we used $34.3 million and $49.0 million, respectively, to repurchase our common stock. During the nine months ended September 30, 2016 and 2015, we used $49.2 million and $29.1 million, respectively, to repurchase portions of our senior secured term loan and make scheduled repayments of our senior secured term loan. During the nine months ended September 30, 2016 and 2015, we received $8.9 million and $0.3 million, respectively, from stock option exercises. During the nine months ended September 30, 2016 and 2015, we distributed $1.6 million and $2.1 million, respectively, to non-controlling interests.
Liquidity Requirements after September 30, 2016
On September 12, 2014, we acquired certain assets and assumed certain liabilities of Mortgage Builder Software, Inc. (“Mortgage Builder”). The Mortgage Builder purchase agreement provides for the payment of up to $7.0 million in potential additional consideration based on Adjusted Revenue (as defined in the purchase agreement). As of September 30, 2016, we have recorded $1.5 million of potential additional consideration related to the Mortgage Builder acquisition. The amount ultimately paid will depend on Mortgage Builder’s Adjusted Revenue in the three consecutive 12-month periods following acquisition.
On November 21, 2014, we acquired certain assets and assumed certain liabilities of Owners Advantage, LLC (“Owners”). The Owners purchase agreement provides for a payment of up to $7.0 million of potential additional consideration based on Adjusted Revenue (as defined in the purchase agreement) earned in the two consecutive 12-month periods following closing. We estimated the fair value of the Owners contingent consideration to be $1.3 million as of September 30, 2016. The amount ultimately paid will depend on Owners’ Adjusted Revenue earned in the two consecutive 12-month periods following acquisition.
On July 17, 2015, we acquired CastleLine. A portion of the purchase consideration totaling $10.5 million is payable to the sellers over four years from the acquisition date, including $3.8 million to be paid to certain of the sellers that is contingent on future employment. As of September 30, 2016, we have paid $2.9 million of the $10.5 million that is payable over four years from the acquisition date and $0 of the $3.8 million purchase consideration that is contingent on future employment.
During the fourth quarter of 2016, we expect to distribute $0.4 million to the Lenders One members representing non-controlling interests and repay $1.5 million of the senior secured term loan.
We believe that we will generate sufficient cash flows from operations to fund capital expenditures and required debt and interest payments for the next 12 months.
Contractual Obligations, Commitments and Contingencies
For the nine months ended September 30, 2016, there were no significant changes to our contractual obligations from those identified in our Form 10-K for the fiscal year ended December 31, 2015, other than those that occur in the normal course of business. See Note 22 to the condensed consolidated financial statements.
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
Our critical accounting policies are described in the MD&A section of our Form 10-K for the year ended December 31, 2015 filed with the SEC on March 15, 2016. Those policies have not changed during the nine months ended September 30, 2016.
Future Adoption of New Accounting Pronouncements
See Note 1 to the condensed consolidated financial statements for a discussion of the future adoption of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market Risk
Our financial market risk consists primarily of interest rate and foreign currency exchange rate risk.
Interest Rate Risk
As of September 30, 2016, the interest rate charged on the senior secured term loan was 4.50%. The interest rate is calculated based on the Adjusted Eurodollar Rate (as defined in the senior secured term loan agreement) with a minimum floor of 1.00% plus 3.50%.
Based on the principal amount outstanding at September 30, 2016, a one percentage point increase in the Eurodollar Rate would increase our annual interest expense by approximately $2.5 million, based on the September 30, 2016 Adjusted Eurodollar Rate. There would be no change in our annual interest expense if there was a one percentage point decrease in the Eurodollar Rate.
Currency Exchange Risk
We are exposed to currency risk from potential changes in currency values of our non-United States dollar denominated expenses, assets, liabilities and cash flows. Our most significant currency exposure relates to the Indian rupee. Based on expenses incurred in Indian rupees during the nine months ended September 30, 2016, a one percentage point increase or decrease in value of the Indian rupee in relation to the United States dollar would increase or decrease our annual expenses by approximately $1.1 million.
Item 4. Controls and Procedures
Management, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on such evaluation and solely because we have not completed remediation of the previously disclosed material weakness in internal control over financial reporting (see our Annual Report on Form 10-K for the year ended December 31, 2015) related to ineffective controls related to the review of impairment indicators of long-lived assets, including premises and equipment, and the impairment analysis of indefinite-lived assets, primarily goodwill, management concluded that our internal control over financial reporting was not effective as of September 30, 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
We are in the process of implementing remediation measures to address the above-described material weakness and enhance the Company’s internal control over financial reporting related to the review of impairment indicators of long-lived assets and the impairment analysis of indefinite-lived assets by taking the following actions:

•	Review the processes related to the impairment assessment of long-lived and indefinite-lived assets

•	Enhance review controls relating to the review of impairment indicators of long-lived assets and the impairment analysis of indefinite-lived assets

•	Test and evaluate the design and operating effectiveness of the control procedures

•	Assess the effectiveness of the remediation plan
In the third quarter of 2016, we began the process of implementing a remediation plan and intend to complete remediation of the material weakness by December 31, 2016. We believe the remediation measures will strengthen the Company’s internal control over financial reporting related to the review of impairment indicators of long-lived assets and the impairment analysis of indefinite-lived assets and will remediate the material weakness identified. We will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that we deem appropriate given the circumstances. The material weakness will not be considered remediated until these plans have been fully implemented, tested and are operating effectively for a sufficient period of time.
Other than the steps taken in implementing our remediation plan, there were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On February 11, 2015, W.A. Sokolowski, an alleged shareholder of Ocwen Financial Corporation, filed an amended shareholder derivative complaint in the United States District Court for the Southern District of Florida against Ocwen Financial Corporation (as a nominal defendant), certain of its current or former officers and directors, Altisource Portfolio Solutions S.A. and other companies. The suit seeks recovery of an unspecified amount of damages for alleged breaches of fiduciary duty by Ocwen Financial Corporation’s officers and directors, which were allegedly aided and abetted by Altisource Portfolio Solutions S.A. and other defendants. Altisource Portfolio Solutions S.A. filed a motion to dismiss the complaint on November 9, 2015. While that motion was pending, additional lawsuits alleging similar claims for alleged breaches of fiduciary duties by current or former Ocwen Financial Corporation officers and directors were filed in or transferred to the Court. The Court subsequently consolidated these actions and denied Altisource Portfolio Solutions S.A.’s motion to dismiss the Sokolowski complaint without prejudice to re-file following appointment of lead counsel for the consolidated action and the filing or designation of an operative complaint. Lead counsel for plaintiffs filed their Consolidated Verified Shareholder Derivative Complaint (the “Consolidated Complaint”) on March 8, 2016. The Consolidated Complaint alleges claims that Altisource Portfolio Solutions S.A., its subsidiary Beltline Road Insurance Agency, Inc. and other defendants aided and abetted alleged breaches of fiduciary duties by Ocwen Financial Corporation officers and directors and/or were unjustly enriched in connection with business dealings with Ocwen Financial Corporation. The Consolidated Complaint also seeks contribution from Altisource Portfolio Solutions S.A., its subsidiary Beltline Road Insurance Agency, Inc. and other defendants for amounts Ocwen Financial Corporation paid in connection with a settlement with the New York State Department of Financial Services. Altisource Portfolio Solutions S.A. and Beltline Road Insurance Agency, Inc. filed motions to dismiss the Consolidated Complaint on May 13, 2016 and intend to vigorously defend the lawsuit. The Court disclosed that the parties reached a settlement in a settlement conference on October 13, 2016. The Court docket provides that a Stipulation of Settlement is due on or before November 18, 2016, and a Final Approval Hearing will be held before the Court on January 18, 2017.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to our repurchases of our equity securities during the three months ended September 30, 2016:

Period	Total number of shares purchased(1)	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs(2)

Common stock:
July 1 – 31, 2016	43,880	$25.15	43,880	4,476,277
August 1 – 31, 2016	396,950	28.38	396,950	4,079,327
September 1 – 30, 2016	66,860	32.77	66,860	4,012,467

	507,690	$28.68	507,690	4,012,467

(1)	May include shares withheld from employees to satisfy tax withholding obligations that arose from the exercise of stock options.

(2)
On May 18, 2016, our shareholders authorized a new share repurchase program that replaces the prior program and authorizes us to purchase up to 4.6 million shares of our common stock in the open market.

Item 6. Exhibits

*	10.1	Non-Qualified Stock Option Award Agreement between the Company and Gregory J. Ritts, dated as of August 29, 2016

*	10.2	Non-Qualified Stock Option Award Agreement between the Company and Vivek Bhandari, dated as of August 29, 2016

	10.3	Form of Director Restricted Share Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 24, 2016)

	10.4
Amendment and Waiver Agreement dated September 30, 2016 between Altisource Solutions S.à r.l. and Altisource Residential Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 3, 2016)

*	31.1	Section 302 Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

*	31.2	Section 302 Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

*	32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016 is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2016 and 2015; (iii) Condensed Consolidated Statements of Equity for the nine months ended September 30, 2016 and 2015; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
(Registrant)

Date:	October 27, 2016	By:	/s/ Michelle D. Esterman
Michelle D. Esterman
Chief Financial Officer
(On behalf of the Registrant and as its Principal Financial Officer)