Form 10-Q
period 2017-03-31
Altisource Portfolio Solutions S.A.
filed 2017-04-27
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

(352) 24 69 79 00
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided by Section 13(a) of the Exchange Act. ☐

As of April 21, 2017, there were 18,432,419 outstanding shares of the registrant’s shares of beneficial interest (excluding 6,980,329 shares held as treasury stock).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$117,098	$149,294
Available for sale securities	63,202	45,754
Accounts receivable, net	83,038	87,821
Prepaid expenses and other current assets	47,357	42,608
Total current assets	310,695	325,477

Premises and equipment, net	96,023	103,473
Goodwill	86,283	86,283
Intangible assets, net	146,286	155,432
Deferred tax assets, net	2,567	7,292
Other assets	11,629	11,255

Total assets	$653,483	$689,212

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$75,052	$83,135
Accrued litigation settlement	—	32,000
Current portion of long-term debt	5,945	5,945
Deferred revenue	9,626	8,797
Other current liabilities	14,299	19,061
Total current liabilities	104,922	148,938

Long-term debt, less current portion	466,510	467,600
Other non-current liabilities	9,686	10,480

Commitments, contingencies and regulatory matters (Note 20)

Equity:
Common stock ($1.00 par value; 25,413 shares authorized and issued and 18,413 outstanding as of March 31, 2017; 25,413 shares authorized and issued and 18,774 outstanding as of December 31, 2016)	25,413	25,413
Additional paid-in capital	108,915	107,288
Retained earnings	336,527	333,786
Accumulated other comprehensive income (loss)	10,978	(1,745)
Treasury stock, at cost (7,000 shares as of March 31, 2017 and 6,639 shares as of December 31, 2016)	(410,919)	(403,953)
Altisource equity	70,914	60,789

Non-controlling interests	1,451	1,405
Total equity	72,365	62,194

Total liabilities and equity	$653,483	$689,212

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Three months ended March 31,
	2017	2016

Revenue	$240,483	$250,132
Cost of revenue	177,953	168,863

Gross profit	62,530	81,269
Selling, general and administrative expenses	47,701	53,616

Income from operations	14,829	27,653
Other income (expense), net:
Interest expense	(5,798)	(6,541)
Other income (expense), net	715	(27)
Total other income (expense), net	(5,083)	(6,568)

Income before income taxes and non-controlling interests	9,746	21,085
Income tax provision	(2,586)	(2,193)

Net income	7,160	18,892
Net income attributable to non-controlling interests	(615)	(398)

Net income attributable to Altisource	$6,545	$18,494

Earnings per share:
Basic	$0.35	$0.98
Diluted	$0.34	$0.92

Weighted average shares outstanding:
Basic	18,662	18,855
Diluted	19,304	20,040

Comprehensive income:
Net income	$7,160	$18,892
Other comprehensive income, net of tax:
Unrealized gain on securities, net of income tax expense of $4,725 and $289	12,723	699

Comprehensive income, net of tax	19,883	19,591
Comprehensive income attributable to non-controlling interests	(615)	(398)

Comprehensive income attributable to Altisource	$19,268	$19,193

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Altisource Equity
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock, at cost	Non-controlling interests	Total
	Shares

Balance, December 31, 2015	25,413	$25,413	$96,321	$369,270	$—	$(440,026)	$1,292	$52,270
Comprehensive income:
Net income	—	—	—	18,494	—	—	398	18,892
Other comprehensive income, net of tax	—	—	—	—	699	—	—	699
Distributions to non-controlling interest holders	—	—	—	—	—	—	(448)	(448)
Share-based compensation expense	—	—	1,877	—	—	—	—	1,877
Exercise of stock options	—	—	—	(2,312)	—	2,678	—	366
Repurchase of shares	—	—	—	—	—	(11,691)	—	(11,691)

Balance, March 31, 2016	25,413	$25,413	$98,198	$385,452	$699	$(449,039)	$1,242	$61,965

Balance, December 31, 2016	25,413	$25,413	$107,288	$333,786	$(1,745)	$(403,953)	$1,405	$62,194
Comprehensive income:
Net income	—	—	—	6,545	—	—	615	7,160
Other comprehensive income, net of tax	—	—	—	—	12,723	—	—	12,723
Distributions to non-controlling interest holders	—	—	—	—	—	—	(569)	(569)
Share-based compensation expense	—	—	695	—	—	—	—	695
Cumulative effect of an accounting change (Note 1)	—	—	932	(932)	—	—	—	—
Exercise of stock options	—	—	—	(2,872)	—	3,624	—	752
Repurchase of shares	—	—	—	—	—	(10,590)	—	(10,590)

Balance, March 31, 2017	25,413	$25,413	$108,915	$336,527	$10,978	$(410,919)	$1,451	$72,365

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2017	2016

Cash flows from operating activities:
Net income	$7,160	$18,892
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	10,008	9,208
Amortization of intangible assets	9,146	12,211
Change in the fair value of acquisition related contingent consideration	8	96
Share-based compensation expense	695	1,877
Bad debt expense	1,903	876
Amortization of debt discount	105	116
Amortization of debt issuance costs	291	322
Loss (gain) on disposal of fixed assets	1,480	(10)
Changes in operating assets and liabilities:
Accounts receivable	2,880	6,502
Prepaid expenses and other current assets	(4,749)	(4,970)
Other assets	(374)	(109)
Accounts payable and accrued expenses	(10,177)	(12,133)
Other current and non-current liabilities	(36,735)	(3,844)
Net cash (used in) provided by operating activities	(18,359)	29,034

Cash flows from investing activities:
Additions to premises and equipment	(1,944)	(5,984)
Purchase of available for sale securities	—	(29,429)
Other investing activities	—	16
Net cash used in investing activities	(1,944)	(35,397)

Cash flows from financing activities:
Repayment of long-term debt	(1,486)	(1,486)
Proceeds from stock option exercises	752	366
Purchase of treasury stock	(10,590)	(11,691)
Distributions to non-controlling interests	(569)	(448)
Net cash used in financing activities	(11,893)	(13,259)

Net decrease in cash and cash equivalents	(32,196)	(19,622)
Cash and cash equivalents at the beginning of the period	149,294	179,327

Cash and cash equivalents at the end of the period	$117,098	$159,705

Supplemental cash flow information:
Interest paid	$5,456	$6,104
Income taxes paid, net	6,515	3,830

Non-cash investing and financing activities:
Increase in payables for purchases of premises and equipment	$2,094	$1,030

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Description of Business
Altisource Portfolio Solutions S.A., together with its subsidiaries (which may be referred to as “Altisource,” the “Company,” “we,” “us” or “our”), is an integrated service provider and marketplace for the real estate and mortgage industries. Combining operational excellence with a suite of innovative services and technologies, Altisource helps solve the demands of the ever-changing market.
Altisource Portfolio Solutions S.A. was formed under the laws of Luxembourg and is publicly traded on the NASDAQ Global Select Market under the symbol “ASPS.”
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
Effective January 1, 2017, our reportable segments changed as a result of changes in our internal organization, which changed the way our chief operating decision maker manages our businesses, allocates resources and evaluates performance. We now report our operations through two new reportable segments: Mortgage Market and Real Estate Market. In addition, we report Other Businesses, Corporate and Eliminations separately. Prior to the January 1, 2017 change in reportable segments, our reportable segments were Mortgage Services, Financial Services and Technology Services. Prior year comparable period segment disclosures have been restated to conform to the current year presentation. See Note 21 for a description of our business segments.
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
The management agreements between MPA and Lenders One and between MPA and Wholesale One, pursuant to which MPA is the management company, represent variable interests in variable interest entities. MPA is the primary beneficiary of Lenders One and Wholesale One as it has the power to direct the activities that most significantly impact each of these cooperatives’ economic performance and the right to receive benefits from each of these cooperatives. As a result, Lenders One and Wholesale One are presented in the accompanying condensed consolidated financial statements on a consolidated basis and the interests of the members are reflected as non-controlling interests. As of March 31, 2017, Lenders One had total assets of $3.8 million and total liabilities of $0.9 million. As of December 31, 2016, Lenders One had total assets of $3.8 million and total liabilities of $1.5 million. As of March 31, 2017 and December 31, 2016, Wholesale One had less than $0.1 million in total assets and less than $0.1 million in total liabilities.
These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 16, 2017.

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
Recently Adopted Accounting Pronouncement
The Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, became effective on January 1, 2017. This standard simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The standard requires companies to recognize all award-related excess tax benefits and tax deficiencies in the income statement, classify any excess tax benefits as an operating activity in the statement of cash flows, limit tax withholding up to the maximum statutory tax rates in order to continue to apply equity accounting rules and classify cash paid by employers when directly withholding shares for tax withholding purposes as an investing activity in the statement of cash flows. The standard also provides companies with the option of estimating forfeitures or recognizing forfeitures as they occur. In connection with the adoption of this standard, the Company made an accounting policy election to account for forfeitures in compensation expense as they occur, rather than continuing to apply the Company’s previous policy of estimating forfeitures. This policy election resulted in a cumulative effect adjustment of $0.9 million to retained earnings and additional paid-in capital as of January 1, 2017 using the modified retrospective transition method. There were no other significant impacts of the adoption of this standard on the Company’s results of operations and financial position.
Future Adoption of New Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of this new standard is an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard will be effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, although not prior to annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of this guidance on its results of operations and financial position. Based on the Company’s preliminary analysis of over 95% of its revenue from customers for the three months ended March 31, 2017, the Company estimated that less than 5% of consolidated revenue, primarily related to software development professional services, would likely be deferred and recognized over future periods under the new standard. The Company will continue to analyze the impact of this guidance and refine the estimated impact on its results of operations and financial position.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard introduces a new lessee model that brings substantially all leases on the balance sheet. The standard will require companies to recognize lease assets and lease liabilities on their balance sheets and disclose key information about leasing arrangements in their financial statements. This standard will be effective for annual periods beginning after December 15, 2018, including interim periods within that reporting period. Early application of this standard is permitted. The Company is currently evaluating the impact of this guidance on its results of operations and financial position. Based on the Company’s preliminary analysis of its lease arrangements as of March 31, 2017 where the Company is a lessee, the impact of adopting the new standard is primarily related to office leases, which would be recorded as right-of-use assets and lease liabilities on the Company’s balance sheet under the new standard. The Company will continue to analyze the impact of this guidance and refine the estimated impact on its results of operations and financial position.
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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This standard will require that companies include restricted cash and restricted cash equivalents in their cash and cash equivalent balances in the statement of cash flows. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard will be effective for annual periods beginning after December 15, 2017, including interim

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

periods within that reporting period. Early adoption of this standard is permitted. The Company currently does not expect the adoption of this guidance to have a material effect on its statement of cash flows. As of both March 31, 2017 and December 31, 2016, restricted cash was $4.1 million.
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
In February 2017, the FASB issued ASU No. 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This standard was issued to clarify the scope of Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets, and to add guidance for partial sales of nonfinancial assets. Subtopic 610-20 provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. This standard will be effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, although not prior to annual periods beginning after December 15, 2016. The Company currently does not expect the adoption of this guidance to have a material effect on its results of operations and financial position.
NOTE 2 — CUSTOMER CONCENTRATION
Ocwen Financial Corporation (“Ocwen”) is our largest customer. Ocwen purchases certain mortgage services and technology services from us under the terms of master services agreements and amendments thereto (collectively, the “Ocwen Service Agreements”) with terms extending through August 2025. Certain of the Ocwen Service Agreements, among other things, contain a “most favored nation” provision and also grant the parties the right to renegotiate pricing. Certain of the Ocwen Service Agreements also prohibit Ocwen from establishing fee-based businesses that would directly or indirectly compete with Altisource’s services with respect to the Homeward Residential, Inc. and Residential Capital, LLC servicing portfolios acquired by Ocwen in December 2012 and February 2013, respectively. In addition, Ocwen purchases certain origination services from Altisource under an agreement that continues until January 23, 2019, but which is subject to a 90 day termination right by Ocwen.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Revenue from Ocwen primarily consists of revenue earned directly from Ocwen and revenue earned from the loans serviced by Ocwen when Ocwen designates us as the service provider. Revenue from Ocwen as a percentage of segment and consolidated revenue was as follows for the three months ended March 31:

	2017	2016

Mortgage Market	68%	66%
Real Estate Market	1%	1%
Other Businesses, Corporate and Eliminations	14%	25%
Consolidated revenue	59%	56%
For the three months ended March 31, 2017 and 2016, we generated revenue from Ocwen of $141.4 million and $140.1 million, respectively. Services provided to Ocwen during such periods and reported in the Mortgage Market segment included real estate asset management and sales, residential property valuation, trustee management services, property preservation and inspection services, insurance services, mortgage charge-off collections, software applications and information technology (“IT”) infrastructure management. Services provided to Ocwen and reported in the Real Estate Market segment included rental property management. Services provided to Ocwen and reported as Other Businesses, Corporate and Eliminations included IT infrastructure management. As of March 31, 2017, accounts receivable from Ocwen totaled $24.7 million, $16.1 million of which was billed and $8.6 million of which was unbilled. As of December 31, 2016, accounts receivable from Ocwen totaled $26.2 million, $15.8 million of which was billed and $10.4 million of which was unbilled.
We earn additional revenue related to the portfolios serviced by Ocwen when a party other than Ocwen selects Altisource as the service provider. For the three months ended March 31, 2017 and 2016, we recognized revenue of $41.7 million and $46.6 million, respectively, related to the portfolios serviced by Ocwen when a party other than Ocwen selected Altisource as the service provider. These amounts are not included in deriving revenue from Ocwen as a percentage of revenue in the table above.
NOTE 3 — ACQUISITION
Granite Acquisition
On July 29, 2016, we acquired certain assets and assumed certain liabilities of Granite Loan Management of Delaware, LLC (“Granite”) for $9.5 million in cash. Granite provides residential and commercial loan disbursement processing, risk mitigation and construction inspection services to lenders. The Granite acquisition is not material in relation to the Company’s results of operations or financial position.
The final allocation of the purchase price is as follows:

(in thousands)

Accounts receivable, net	$1,024
Prepaid expenses	22
Other assets	25
Premises and equipment, net	299
Non-compete agreements	100
Trademarks and trade names	100
Customer relationships	3,400
Goodwill	4,827
9,797
Accounts payable and accrued expenses	(57)
Other current liabilities	(192)

Purchase price	$9,548
NOTE 4 — AVAILABLE FOR SALE SECURITIES
During the three months ended March 31, 2016, we purchased 2.5 million shares of Altisource Residential Corporation (“Residential”) common stock for $29.4 million. Between April 1, 2016 and December 31, 2016, we purchased 1.6 million shares of Residential common stock for $18.8 million. These investments are classified as available for sale and reflected in the condensed consolidated balance sheets at fair value at the respective balance sheet dates ($63.2 million as of March 31, 2017 and $45.8 million

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

as of December 31, 2016). Unrealized gains and losses on available for sale securities are reflected in other comprehensive income, unless there is an impairment that is other than temporary. In the event that a decline in market value is other than temporary, we would record a charge to earnings and a new cost basis in the investment would be established. During the three months ended March 31, 2017, we earned dividends of $0.6 million related to this investment (no comparative amount in 2016).
NOTE 5 — ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consists of the following:

(in thousands)	March 31, 2017	December 31, 2016

Billed	$53,990	$58,392
Unbilled	40,077	39,853
	94,067	98,245
Less: allowance for doubtful accounts	(11,029)	(10,424)

Total	$83,038	$87,821
Unbilled receivables consist primarily of certain real estate asset management and sales services for which we collect upon closing of the sale, and default management services, for which we generally recognize revenues over the service delivery period but bill following completion of the service. We also include amounts in unbilled receivables that are earned during a month and billed in the following month.
NOTE 6 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

(in thousands)	March 31, 2017	December 31, 2016

Maintenance agreements, current portion	$7,392	$6,590
Short-term investments in real estate	15,532	13,025
Income taxes receivable	9,167	5,186
Prepaid expenses	7,796	6,919
Litigation settlement insurance recovery	—	4,000
Other current assets	7,470	6,888

Total	$47,357	$42,608
NOTE 7 — PREMISES AND EQUIPMENT, NET
Premises and equipment, net consists of the following:

(in thousands)	March 31, 2017	December 31, 2016

Computer hardware and software	$171,684	$164,877
Office equipment and other	15,113	20,188
Furniture and fixtures	14,236	13,997
Leasehold improvements	33,727	33,808
	234,760	232,870
Less: accumulated depreciation and amortization	(138,737)	(129,397)

Total	$96,023	$103,473
Depreciation and amortization expense amounted to $10.0 million and $9.2 million for the three months ended March 31, 2017 and 2016, respectively, and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive income.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 8 — GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following is a summary of goodwill by segment:

(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Total

Balance as of March 31, 2017 and December 31, 2016	$73,259	$10,056	$2,968	$86,283
Intangible assets, net
Intangible assets, net consist of the following:

	Weighted average estimated useful life (in years)	Gross carrying amount		Accumulated amortization		Net book value
(in thousands)		March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016

Definite lived intangible assets:
Trademarks and trade names	13	$15,354	$15,354	$(8,026)	$(7,724)	$7,328	$7,630
Customer related intangible assets	10	277,828	277,828	(165,094)	(156,980)	112,734	120,848
Operating agreement	20	35,000	35,000	(12,542)	(12,104)	22,458	22,896
Non-compete agreements	4	1,560	1,560	(604)	(507)	956	1,053
Intellectual property	10	300	300	(92)	(85)	208	215
Other intangible assets	5	3,745	3,745	(1,143)	(955)	2,602	2,790

Total		$333,787	$333,787	$(187,501)	$(178,355)	$146,286	$155,432
Amortization expense for definite lived intangible assets was $9.1 million and $12.2 million for the three months ended March 31, 2017 and 2016, respectively. Expected annual definite lived intangible asset amortization for 2017 through 2021 is $35.4 million, $26.7 million, $21.2 million, $17.3 million and $12.6 million, respectively.
NOTE 9 — OTHER ASSETS
Other assets consist of the following:

(in thousands)	March 31, 2017	December 31, 2016

Security deposits	$5,769	$5,508
Maintenance agreements, non-current portion	766	853
Restricted cash	4,127	4,127
Other	967	767

Total	$11,629	$11,255

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 10 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable and accrued expenses consist of the following:

(in thousands)	March 31, 2017	December 31, 2016

Accounts payable	$12,496	$8,787
Accrued expenses - general	31,730	26,426
Accrued salaries and benefits	30,650	47,614
Income taxes payable	176	308

Total	$75,052	$83,135
Other current liabilities consist of the following:

(in thousands)	March 31, 2017	December 31, 2016

Unfunded cash account balances	$5,263	$7,137
Other	9,036	11,924

Total	$14,299	$19,061
NOTE 11 — LONG-TERM DEBT
Long-term debt consists of the following:

(in thousands)	March 31, 2017	December 31, 2016

Senior secured term loan	$478,167	$479,653
Less: debt issuance costs, net	(4,195)	(4,486)
Less: unamortized discount, net	(1,517)	(1,622)
Net long-term debt	472,455	473,545
Less: current portion	(5,945)	(5,945)

Long-term debt, less current portion	$466,510	$467,600
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
In addition to the scheduled principal payments, subject to certain exceptions, the term loan is subject to mandatory prepayment upon issuances of debt, casualty and condemnation events and sales of assets, as well as from a percentage of Consolidated Excess Cash Flow if the leverage ratio is greater than 3.00 to 1.00, as calculated in accordance with the provisions of the senior secured term loan agreement (the percentage increases if the leverage ratio exceeds 3.50 to 1.00). No mandatory prepayments were owed for the three months ended March 31, 2017.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

The term loan bears interest at rates based upon, at our option, the Adjusted Eurodollar Rate or the Base Rate. Adjusted Eurodollar Rate loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Adjusted Eurodollar Rate for the applicable interest period and (y) 1.00% plus (ii) a 3.50% margin. Base Rate loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Base Rate and (y) 2.00% plus (ii) a 2.50% margin. The interest rate at March 31, 2017 was 4.50%.
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
As of March 31, 2017, debt issuance costs were $4.2 million, net of $6.1 million of accumulated amortization. As of December 31, 2016, debt issuance costs were $4.5 million, net of $5.8 million of accumulated amortization.
NOTE 12 — OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following:

(in thousands)	March 31, 2017	December 31, 2016

Deferred revenue	$5,089	$5,680
Other non-current liabilities	4,597	4,800

Total	$9,686	$10,480

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 13 — FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The following table presents the carrying amount and estimated fair value of financial instruments held by the Company and acquisition contingent consideration liabilities as of March 31, 2017 and December 31, 2016. The following fair values are estimated using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	March 31, 2017				December 31, 2016
(in thousands)	Carrying amount	Fair value			Carrying amount	Fair value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$117,098	$117,098	$—	$—	$149,294	$149,294	$—	$—
Restricted cash	4,127	4,127	—	—	4,127	4,127	—	—
Available for sale securities	63,202	63,202	—	—	45,754	45,754	—	—

Liabilities:
Acquisition contingent consideration	384	—	—	384	376	—	—	376
Long-term debt	478,167	—	461,431	—	479,653	—	474,856	—
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
In accordance with ASC Topic 805, Business Combinations, liabilities for contingent consideration are reflected at fair value and adjusted each reporting period with the change in fair value recognized in earnings. Liabilities for acquisition related contingent consideration were recorded in connection with acquisitions in prior years. We measure the liabilities for acquisition related contingent consideration using Level 3 inputs as they are determined based on the present value of future estimated payments, which include sensitivities pertaining to discount rates and financial projections.
There were no transfers between different levels during the periods presented.
Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk primarily consist of cash and cash equivalents and accounts receivable. Our policy is to deposit our cash and cash equivalents with larger, highly rated financial institutions. The Company derives the largest portion of its revenues from Ocwen (see Note 2 for additional information on Ocwen revenues and accounts receivable balance). The Company mitigates its concentrations of credit risk with respect to accounts receivable by actively monitoring past due accounts and the economic status of customers, if known.
NOTE 14 — SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Share Repurchase Program
On May 18, 2016, our shareholders approved a share repurchase program, which replaced the previous share repurchase program. Under the program, we are authorized to purchase up to 4.6 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval at a minimum price of $1.00 per share and a maximum price of $500.00 per share. This is in addition to amounts previously purchased under prior programs. Under the existing and prior programs, we purchased 0.4 million shares of common stock at an average price of $25.10 per share during the three months ended March 31, 2017 and 0.5 million shares at an average price of $25.17 per share during the three months ended March 31, 2016. As of March 31, 2017, approximately 3.5 million shares of common stock remain available for repurchase under the program. Our senior secured term loan limits the amount we can spend on share repurchases and may prevent repurchases in certain circumstances.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

As of March 31, 2017, approximately $394 million was available to repurchase shares of our common stock under our senior secured term loan.
Share-Based Compensation
We issue share-based awards in the form of stock options and restricted shares for certain employees, officers and directors. We recorded share-based compensation expense of $0.7 million and $1.9 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, estimated unrecognized compensation costs related to share-based awards amounted to $5.3 million, which we expect to recognize over a weighted average remaining requisite service period of approximately 2.08 years.
In connection with the January 1, 2017 adoption of FASB ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (see Note 1), the Company made an accounting policy election to account for forfeitures in compensation expense as they occur, rather than continuing to apply the Company’s previous policy of estimating forfeitures. Prior to this accounting change, share-based compensation expense for stock options and restricted shares was recorded net of estimated forfeiture rates ranging from 0% to 40%.
Stock Options
Stock option grants are composed of a combination of service-based, market-based and performance-based options.
Service-Based Options. These options generally vest over three or four years with equal annual cliff-vesting and expire on the earlier of ten years after the date of grant or following termination of service. A total of 0.8 million service-based awards were outstanding as of March 31, 2017.
Market-Based Options. These option grants generally have two components, each of which vests only upon the achievement of certain criteria. The first component, which we refer to internally as “ordinary performance” grants, consists of two-thirds of the market-based grant and begins to vest if the stock price is at least double the exercise price, as long as the stock price realizes a compounded annual gain of at least 20% over the exercise price. The remaining third of the market-based options, which we refer to internally as “extraordinary performance” grants, begins to vest if the stock price is at least triple the exercise price, as long as the stock price realizes a compounded annual gain of at least 25% over the exercise price. Market-based awards vest in three or four year installments with the first installment vesting upon the achievement of the criteria and the remaining installments vesting thereafter in annual installments. Market-based options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service or in the final three years of the option term, in which case vesting will generally continue in accordance with the provisions of the award agreement. A total of 1.0 million market-based awards were outstanding at March 31, 2017.
Performance-Based Options. These option grants begin to vest upon the achievement of certain specific financial measures. Generally, 25% of the awards vest upon the achievement of the performance criteria and the remaining 75% vest thereafter in three equal annual installments. The award of performance-based options is adjusted based on the level of achievement specified in the award agreements. If the performance criteria achieved is below a certain threshold, the award is canceled. The options expire on the earlier of ten years after the date of grant or following termination of service. There were no performance-based awards outstanding at March 31, 2017.
The Company granted 0.1 million stock options (at a weighted average exercise price of $27.48 per share) during the three months ended March 31, 2016 (no comparative amounts in 2017).
The fair values of the service-based options and performance-based options were determined using the Black-Scholes option pricing model and the fair values of the market-based options were determined using a lattice (binomial) model. The following assumptions were used to determine the fair values as of the grant date:

Three months ended March 31, 2016
	Black-Scholes	Binomial

Risk-free interest rate (%)	1.25 - 1.89	0.23 - 1.97
Expected stock price volatility (%)	59.75 - 62.14	59.76 - 62.14
Expected dividend yield	—	—
Expected option life (in years)	6.25	4.55 - 4.88
Fair value	$11.15 - $16.30	$11.06 - $15.73

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

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
The following table summarizes the weighted average grant date fair value of stock options granted per share, the total intrinsic value of stock options exercised and the grant date fair value of stock options that vested during the period presented:

	Three months ended March 31,
(in thousands, except per share amounts)	2017	2016

Weighted average grant date fair value of stock options granted per share	$—	$15.77
Intrinsic value of options exercised	868	601
Grant date fair value of stock options that vested	89	187
The following table summarizes the activity related to our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2016	1,996,509	$25.98	5.32	$15,942
Granted	—	—
Exercised	(61,280)	12.27
Forfeited	(159,576)	29.68

Outstanding at March 31, 2017	1,775,653	26.12	4.87	28,646

Exercisable at March 31, 2017	1,164,835	21.38	3.25	20,695
Other Share-Based Awards
The Company’s other share-based and similar types of awards are composed of restricted shares and, through August 29, 2016, Equity Appreciation Rights (“EAR”). Effective August 29, 2016, the EAR plans were terminated.
The restricted shares are service-based awards that vest over one to four years with either annual cliff-vesting, vesting of all of the restricted shares at the end of the vesting period or vesting beginning after two years of service. The Company granted 3 thousand restricted shares (at a weighted average price of $27.50 per share) during the three months ended March 31, 2017.
The following table summarizes the activity related to our restricted shares:

Number of restricted shares

Outstanding at December 31, 2016	231,730
Granted	3,338
Forfeited	(13,100)

Outstanding at March 31, 2017	221,968

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 15 — REVENUE
Revenue includes service revenue, reimbursable expenses and non-controlling interests. Service revenue consists of amounts attributable to our fee-based services and sales of short-term investments in real estate. Reimbursable expenses and non-controlling interests are pass-through items for which we earn no margin. Reimbursable expenses consist of amounts we incur on behalf of our customers in performing our fee-based services that we pass directly on to our customers without a markup. Non-controlling interests represent the earnings of Lenders One and Wholesale One, consolidated entities not owned by Altisource, and are included in revenue and reduced from net income to arrive at net income attributable to Altisource (see Note 1). The components of revenue were as follows for the three months ended March 31:

(in thousands)	2017	2016

Service revenue	$229,839	$234,280
Reimbursable expenses	10,029	15,454
Non-controlling interests	615	398

Total	$240,483	$250,132
NOTE 16 — COST OF REVENUE
Cost of revenue principally includes payroll and employee benefits associated with personnel employed in customer service and operations roles, fees paid to external providers related to the provision of services and the cost of sales of short-term investments in real estate, reimbursable expenses, technology and telecommunications costs as well as depreciation and amortization of operating assets. The components of cost of revenue were as follows for the three months ended March 31:

(in thousands)	2017	2016

Compensation and benefits	$63,092	$65,063
Outside fees and services	85,894	71,803
Reimbursable expenses	10,029	15,454
Technology and telecommunications	11,351	9,940
Depreciation and amortization	7,587	6,603

Total	$177,953	$168,863
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

(in thousands)	2017	2016

Compensation and benefits	$12,506	$13,991
Occupancy related costs	10,273	9,083
Amortization of intangible assets	9,146	12,211
Professional services	3,730	6,740
Marketing costs	4,269	6,492
Depreciation and amortization	2,421	2,605
Other	5,356	2,494

Total	$47,701	$53,616

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 18 — OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following for the three months ended March 31:

(in thousands)	2017	2016

Interest income	$98	$11
Other, net	617	(38)

Total	$715	$(27)
NOTE 19 — EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities using the treasury stock method.
Basic and diluted EPS are calculated as follows for the three months ended March 31:

(in thousands, except per share data)	2017	2016

Net income attributable to Altisource	$6,545	$18,494

Weighted average common shares outstanding, basic	18,662	18,855
Dilutive effect of stock options and restricted shares	642	1,185

Weighted average common shares outstanding, diluted	19,304	20,040

Earnings per share:
Basic	$0.35	$0.98

Diluted	$0.34	$0.92
For the three months ended March 31, 2017 and 2016, 0.4 million options and 0.4 million options, respectively, that were anti-dilutive have been excluded from the computation of diluted EPS. These options were anti-dilutive and excluded from the computation of diluted EPS because their exercise price was greater than the average market price of our common stock. Also excluded from the computation of diluted EPS are 0.2 million options and 0.3 million options for the three months ended March 31, 2017 and 2016, respectively, granted for shares that begin to vest upon the achievement of certain market criteria related to our common stock price, performance criteria and an annualized rate of return to shareholders that have not yet been met.
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
On September 8, 2014, the West Palm Beach Firefighters’ Pension Fund filed a putative securities class action suit against Altisource Portfolio Solutions S.A. and certain of its current or former officers and directors in the United States District Court for the Southern District of Florida alleging violations of the Securities Exchange Act of 1934 and Rule 10b-5 with regard to disclosures concerning pricing and transactions with related parties that allegedly inflated Altisource Portfolio Solutions S.A. share prices. The Court subsequently appointed the Pension Fund for the International Union of Painters and Allied Trades District Council 35 and the Annuity Fund for the International Union of Painters and Allied Trades District Council 35 as Lead Plaintiffs. On January 30, 2015, Lead Plaintiffs filed an amended class action complaint which added Ocwen Financial Corporation as a defendant, and seeks a determination that the action may be maintained as a class action on behalf of purchasers of Altisource Portfolio Solutions S.A. securities between April 25, 2013 and December 21, 2014 and an unspecified amount of damages. Altisource Portfolio Solutions S.A. moved to dismiss the suit on March 23, 2015. On September 4, 2015, the Court granted the defendants’ motion to dismiss,

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

finding that the Lead Plaintiffs’ amended complaint failed to state a claim as to any of the defendants, but permitting the Lead Plaintiffs to file another amended complaint. Lead Plaintiffs subsequently filed second and third amended complaints with substantially similar claims and theories. Altisource Portfolio Solutions S.A. moved to dismiss the third amended complaint on October 22, 2015. On December 22, 2015, the Court issued an order dismissing with prejudice all claims against Ocwen Financial Corporation and certain claims against Altisource Portfolio Solutions S.A. and the officer and director defendants, but denying the motion to dismiss as to other claims. On December 19, 2016, the Court granted Lead Plaintiffs leave to file the fourth amended complaint, and Lead Plaintiffs filed the fourth amended complaint on December 28, 2016. On January 6, 2017, Defendants filed a motion to strike certain matters from the fourth amended complaint and a motion to dismiss certain claims pled in the fourth amended complaint. Before the Court ruled on Defendants’ motions, the parties notified the Court on January 19, 2017 of their agreement to settle the action, which is subject to Court approval and other customary terms and conditions described in the settlement stipulation filed with the Court, including rights of the parties to terminate the settlement under certain conditions. On February 10, 2017, the Court entered an order preliminarily approving the settlement, certifying a settlement class, approving the form and content of notice of the settlement to class members, establishing procedures for shareholders to request exclusion from the class or object to the settlement, and setting a hearing for May 30, 2017 to determine whether the settlement should be approved and the case dismissed with prejudice. Under the proposed settlement, Altisource Portfolio Solutions S.A. paid a total of $32 million in cash, $4 million of which was funded by insurance proceeds, to a settlement fund to resolve all claims asserted and which could have been asserted on behalf of investors who purchased or otherwise acquired Altisource Portfolio Solutions S.A. stock between April 25, 2013 and December 21, 2014. The proposed settlement provides that Altisource Portfolio Solutions S.A. and the officer and director defendants deny all claims of wrongdoing or liability.
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
On March 26, 2015, Robert Moncavage, an alleged shareholder of Ocwen Financial Corporation, filed an amended shareholder derivative complaint in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida against Ocwen Financial Corporation (as a nominal defendant), certain of its current or former officers and directors, Altisource Portfolio Solutions S.A. and other companies. The suit seeks recovery of an unspecified amount of damages for alleged breaches of fiduciary duties by the current or former Ocwen Financial Corporation officers and directors, which were allegedly aided and abetted by Altisource Portfolio Solutions S.A. and other defendants. On November 9, 2015, the Court entered an order staying all proceedings in the case pending further order of the Court. The judgment entered in connection with the Sokolowski action discussed above bars further prosecution of all claims asserted, or that could have been asserted, in this action based on the facts, events, conduct, and transactions alleged, all of which were released as part of the Sokolowski settlement. On February 9, 2017, the plaintiff filed a notice of voluntary dismissal without prejudice and submitted a proposed order to the Court asking it to approve the dismissal of plaintiff’s claims against all defendants. On March 1, 2017, the Court entered an order dismissing the action without prejudice. Altisource Portfolio Solutions S.A. denies all claims of wrongdoing or liability in connection with the Moncavage action.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

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
As previously disclosed, Altisource received a Notice and Opportunity to Respond and Advise (“NORA”) letter on November 10, 2016 from the Consumer Financial Protection Bureau (“CFPB”) indicating that the CFPB is considering a potential enforcement action against Altisource relating to an alleged violation of federal law that primarily concerns certain technology services provided to Ocwen. The NORA letter provides the recipient an opportunity to present its positions to the CFPB before an enforcement action is recommended or commenced. On December 15, 2016, we provided a written response to the NORA letter setting forth the legal, policy and factual reasons why we believe an enforcement action is not warranted. We are committed to resolving any potential concerns of the CFPB. If the CFPB were to bring an enforcement action against us, the resolution of such action could have a material adverse impact on our business, reputation, financial condition and results of operations. However, we believe it is premature to predict the potential outcome or to estimate any potential financial impact in connection with any potential CFPB enforcement action.
Ocwen Related Matters
Ocwen is our largest customer and 59% of our revenue for the three months ended March 31, 2017 was from Ocwen. Additionally, 17% of our revenue for the three months ended March 31, 2017 was earned on the portfolios serviced by Ocwen, when a party other than Ocwen selected Altisource as the service provider.
Ocwen has disclosed that it is subject to a number of ongoing federal and state regulatory examinations, consent orders, inquiries, requests for information and other actions and is subject to pending legal proceedings that have or could result in adverse regulatory or other actions against Ocwen. On April 20, 2017, the CFPB and the State of Florida filed separate complaints in the United States District Court for the Southern District of Florida against Ocwen alleging violations of Federal consumer financial law and, in the case of Florida, Florida statutes. The complaints seek to obtain permanent injunctive relief, consumer redress, refunds, restitution, disgorgement, damages, civil penalties, costs and fees and other relief. In addition, a number of states publicly announced or otherwise undertook various administrative actions against Ocwen related to alleged violations of applicable laws and regulations related to servicing residential mortgages. Certain of the allegations in the complaints and certain of the state administrative actions assert that Ocwen’s use of certain Altisource services was a contributing factor to Ocwen’s purported violations. The state administrative actions announced or undertaken purportedly seek sanctions and various injunctive reliefs which may include restrictions on Ocwen obtaining additional mortgage servicing rights, continuing mortgage servicing or debt collection activities, originating or funding loans, initiating foreclosures or other limitations or restrictions on Ocwen’s business operations or licenses in certain of these states. All of the forgoing matters could result in adverse regulatory or other actions against Ocwen. While not all inclusive, other regulatory actions to date have included subjecting Ocwen to independent oversight of its operations and placing certain restrictions on its ability to acquire servicing rights. Ocwen may become subject to future federal and state regulatory investigations, inquiries, requests for information and legal proceedings, any of which could also result in adverse regulatory or other actions against Ocwen.
As of December 31, 2016, New Residential Investment Corp. (“NRZ”) owned the rights to approximately 78% of Ocwen’s non-government-sponsored enterprise (“non-GSE”) servicing rights as of December 31, 2016. Under an agreement between NRZ and Ocwen, NRZ has the right (not necessarily the obligation or ability) to transfer servicing away from Ocwen if Ocwen does not maintain certain minimum servicer ratings on or after April 6, 2017.
Any or all of the foregoing may have significant adverse effects on Ocwen’s business and our continuing relationship with Ocwen. For example, Ocwen may be required to alter the way it conducts business, including the parties it contracts with for services (including information technology and software services), it may be required to seek changes to its existing pricing structure with us, it may lose or sell some or all of its non-GSE servicing rights or subservicing arrangements or may lose one or more of its state servicing or origination licenses. Additional regulatory actions or adverse financial developments may impose additional restrictions on or require changes in Ocwen’s business that could require it to sell assets or change its business operations. Any or all of these effects could result in our eventual loss of Ocwen as a customer or a reduction in the number and/or volume of services they purchase from us or the loss of other customers.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

If any of the following events occurred, Altisource’s revenue would be significantly lower and our results of operations could be materially adversely affected, including from the possible impairment or write-off of goodwill, intangible assets, property and equipment, other assets and accounts receivable:

•	Altisource loses Ocwen as a customer or there is a significant reduction in the volume of services they purchase from us

•	Ocwen loses, sells or transfers a significant portion or all of its non-GSE servicing rights or subservicing arrangements and Altisource fails to be retained as a service provider

•	Ocwen loses state servicing licenses in states with a significant number of loans in Ocwen’s servicing portfolio

•	Altisource fails to be retained as a service provider

•	The contractual relationship between Ocwen and Altisource changes significantly or there are significant changes to our pricing to Ocwen for services from which we generate material revenue
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
In this regard, we have a plan that we believe would allow us to efficiently execute on this realignment. We believe that transfers of Ocwen’s servicing rights to a successor servicer(s) would take an extended period of time because of the approval required from many parties, including regulators, rating agencies, residential mortgage-backed securities trustees, lenders and others. During this period of time, we believe we would continue to generate revenue from the services we provide to the to be transferred portfolio. Additionally, we have several strategic initiatives that focus on diversifying and growing our revenue and customer base. Our major strategic initiatives include growing our:

•	Servicer Solutions business

•	Origination Solutions business

•	Consumer Real Estate Solutions business

•	Real Estate Investor Solutions business
We have a sales and marketing strategy to support these initiatives.
Management believes our plans, together with current liquidity and cash flows from operations would be sufficient to meet our working capital, capital expenditures, debt service and other cash needs. However, there can be no assurance that our plans will be successful or our operations will be profitable.
Additionally, Ocwen informed Altisource that it is conducting a strategic review of the continued long-term use of REALServicing as its mortgage servicing software platform. Altisource is supporting Ocwen in its evaluation. Should Ocwen decide to transition to another platform, we anticipate that such a transition would be a multi-year project and Altisource would support Ocwen through such a transition. We do not anticipate that a servicing technology transition would impact the other services we provide to Ocwen. For the three months ended March 31, 2017 and 2016, service revenue from REALServicing was $7.0 million and $9.9 million, respectively. We estimate that income before income tax from the REALServicing business currently operates at approximately break-even.
Escrow and Trust Balances
We hold customers’ assets in escrow and trust accounts at various financial institutions pending completion of certain real estate activities. We also hold cash in trust accounts at various financial institutions where contractual obligations mandate maintaining dedicated bank accounts for our collections business. These amounts are held in escrow and trust accounts for limited periods of time and are not included in the condensed consolidated balance sheets. Amounts held in escrow and trust accounts were $49.2 million and $64.1 million at March 31, 2017 and December 31, 2016, respectively.
NOTE 21 — SEGMENT REPORTING
Our business segments are based upon our organizational structure, which focuses primarily on the services offered, and are consistent with the internal reporting used by our Chief Executive Officer (our Chief Operating Decision Maker) to evaluate operating performance and to assess the allocation of our resources.
Effective January 1, 2017, our reportable segments changed as a result of changes in our internal organization, which changed the way our chief operating decision maker manages our businesses, allocates resources and evaluates performance. We now report our operations through two new reportable segments: Mortgage Market and Real Estate Market. In addition, we report Other

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Businesses, Corporate and Eliminations separately. Prior to the January 1, 2017 change in reportable segments, our reportable segments were Mortgage Services, Financial Services and Technology Services. The former Mortgage Services segment was separated into the Mortgage Market and Real Estate Market segments (as described below) with the software services formerly in the Technology Services segment and the mortgage charge-off collections business that was formerly in the Financial Services segment. Other Businesses, Corporate and Eliminations includes the other business that were formerly in the Financial Services segment as well as IT infrastructure management services formerly in the Technology Services segment. Prior year comparable period segment disclosures have been restated to conform to the current year presentation.
The Mortgage Market segment provides loan servicers and originators with services and a portfolio of software, data analytics and information technologies that span the mortgage lifecycle. The Real Estate Market segment provides rental property investors and real estate consumers with products and services that span the real estate lifecycle. In addition, the Other Businesses, Corporate and Eliminations segment includes businesses that provide collection services primarily to debt originators (e.g., credit card, auto lending and retail credit), customer relationship management services primarily to the utility, insurance and hotel industries and IT infrastructure management services. Other Businesses, Corporate and Eliminations also includes interest expense and costs related to corporate support functions including executive, finance, law, compliance, human resources, vendor management, risk management and sales and marketing costs not allocated to the business units as well as eliminations between the reportable segments.
Financial information for our segments is as follows:

	Three months ended March 31, 2017
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue	$204,723	$20,063	$15,697	$240,483
Cost of revenue	140,150	22,143	15,660	177,953
Gross profit (loss)	64,573	(2,080)	37	62,530
Selling, general and administrative expenses	28,682	4,325	14,694	47,701
Income (loss) from operations	35,891	(6,405)	(14,657)	14,829
Total other income (expense), net	10	—	(5,093)	(5,083)

Income (loss) before income taxes and non-controlling interests	$35,901	$(6,405)	$(19,750)	$9,746

	Three months ended March 31, 2016
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue	$203,401	$23,909	$22,822	$250,132
Cost of revenue	134,043	14,458	20,362	168,863
Gross profit	69,358	9,451	2,460	81,269
Selling, general and administrative expenses	29,454	6,174	17,988	53,616
Income (loss) from operations	39,904	3,277	(15,528)	27,653
Total other income (expense), net	60	(4)	(6,624)	(6,568)

Income (loss) before income taxes and non-controlling interests	$39,964	$3,273	$(22,152)	$21,085

(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Total assets:
March 31, 2017	$336,556	$45,750	$271,177	$653,483
December 31, 2016	347,067	47,863	294,282	689,212

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Our services are provided to customers primarily located in the United States. Premises and equipment, net consist of the following, by country:

(in thousands)	March 31, 2017	December 31, 2016

United States	$64,638	$71,418
India	12,225	14,006
Luxembourg	16,252	14,791
Philippines	2,692	3,027
Uruguay	216	231

Total	$96,023	$103,473

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is a supplement to the accompanying interim condensed consolidated financial statements and is intended to provide a reader of our financial statements with a narrative from the perspective of management on our businesses, current developments, financial condition, results of operations and liquidity. Our MD&A should be read in conjunction with our Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”) on February 16, 2017.
FORWARD-LOOKING STATEMENTS
Certain statements in this Form 10-Q regarding anticipated financial outcomes, business and market conditions, outlook and other similar statements related to Altisource’s future financial and operational performance are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of terminology such as “anticipate,” “intend,” “expect,” “may,” “could,” “should,” “would,” “plan,” “estimate,” “believe,” “predict,” “potential” or “continue” or the negative of these terms and other comparable terminology. Forward-looking statements are not guarantees of future performance and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially. The following are examples of such items and are not intended to be all inclusive:

•	assumptions related to the sources of liquidity and the adequacy of financial resources;

•	assumptions about our ability to grow our business, including executing on our strategic initiatives;

•	assumptions about our ability to improve margins;

•	assumptions regarding the impact of seasonality;

•	estimates regarding our effective tax rate; and

•	estimates regarding our reserves and valuations.
Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the risks discussed in the “Risk Factors” section of our Form 10-K for the year ended December 31, 2016 and include the following:

•	if, as a result of difficulties faced by Ocwen Financial Corporation (“Ocwen”), we were to lose Ocwen as a customer or there is a significant reduction in the volume of services they purchase from us;

•	our ability to execute on our strategic initiatives;

•	our ability to retain our existing customers, expand relationships and attract new customers;

•	the level of loan delinquencies and charge-offs;

•	the level of origination volume;

•	technology failures;

•	the trend toward outsourcing;

•	our ability to raise debt;

•	our ability to retain our directors, executive officers and key personnel;

•	our ability to integrate acquired businesses;

•	our ability to comply with, and burdens imposed by, governmental regulations and policies and any changes in such regulations and policies; and

•	significant changes in the Luxembourg tax regime or interpretations of the Luxembourg tax regime.
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
We are an integrated service provider and marketplace for the real estate and mortgage industries. Combining operational excellence with a suite of innovative services and technologies, Altisource helps solve the demands of the ever-changing market.
Effective January 1, 2017, our reportable segments changed as a result of changes in our internal organization, which changed the way our chief operating decision maker manages our businesses, allocates resources and evaluates performance. We now report our operations through two new reportable segments: Mortgage Market and Real Estate Market. In addition, we report Other Businesses, Corporate and Eliminations separately. Prior to the January 1, 2017 change in reportable segments, our reportable segments were Mortgage Services, Financial Services and Technology Services. Prior year comparable period segment disclosures have been restated to conform to the current year presentation.
Mortgage Market: Provides loan servicers and originators with services and technologies that span the mortgage lifecycle. Within the Mortgage Market segment, we provide:
Servicer Solutions - the solutions, services and technologies typically used or licensed primarily by residential loan servicers.

• Property preservation and inspection services	• Residential and commercial loan servicing technologies
• Real estate brokerage and auction services	• Vendor management, marketplace transaction management and payment management platforms
• Title insurance and settlement services
• Appraisal management services and broker and non-broker valuation services	• Document management platform
• Default services (real estate owned (“REO”), foreclosure, bankruptcy, eviction) technologies
• Foreclosure trustee services
• Non-legal processing and related services for and under the supervision of foreclosure, bankruptcy and eviction attorneys	• Residential and commercial loan disbursement processing, risk mitigation and construction inspection services
• Mortgage charge-off collections
Origination Solutions - the solutions, services and technologies typically used or licensed by loan originators (or other similar mortgage market participants) in originating and buying residential mortgages.

• Title insurance and settlement services	• Loan origination system
• Appraisal management services and broker and non-broker valuation services	• Certified loan insurance and certification
• Fulfillment services
Altisource also manages Best Partners Mortgage Cooperative, Inc., a mortgage cooperative doing business as Lenders One® (“Lenders One”) and Best Partners Mortgage Brokers Cooperative, Inc., a mortgage cooperative doing business as Wholesale One® (“Wholesale One”), for mortgage originators that provides its members with networking opportunities, industry related education and cost effective services and tools to help them increase revenue and improve profitability.
Real Estate Market: Provides real estate consumers and rental property investors with services that span the real estate lifecycle. Within the Real Estate Market segment, we provide:
Consumer Real Estate Solutions - the solutions, services and technologies typically used by home buyers and sellers to handle key aspects of buying and selling a home.

• Real estate brokerage	• Title insurance and settlement services

Real Estate Investor Solutions - the solutions, services and technologies used by buyers and sellers of single family investment homes.

• Property preservation and inspection services	• Buy-renovate-sell
• Real estate brokerage and auction services	• Renovation services
• Title insurance and settlement services	• Property management services
• Data solutions	• Appraisal management services and broker and non-broker valuation services

Other Businesses, Corporate and Eliminations: Our Other Businesses, Corporate and Eliminations segment includes certain smaller businesses, interest expense and costs related to corporate support functions. The smaller businesses in this segment include our post-charge-off consumer debt collection services business, our customer relationship management business and our information technology (“IT”) infrastructure management services business. Interest expense relates to the Company’s senior secured term loan and corporate support functions include executive, finance, law, compliance, human resources, vendor management, risk management and sales and marketing costs not allocated to the business units. This segment also includes eliminations of transactions between the reportable segments.
We classify revenue in three categories: service revenue, revenue from reimbursable expenses and non-controlling interests. In evaluating our performance, we focus on service revenue. Service revenue consists of amounts attributable to our fee-based services and sales of short-term investments in real estate. Reimbursable expenses and non-controlling interests are pass-through items for which we earn no margin. Reimbursable expenses consist of amounts we incur on behalf of our customers in performing our fee-based services that we pass directly on to our customers without a markup. Non-controlling interests represent the earnings of Lenders One and Wholesale One. These consolidated entities are not owned by Altisource and are included in revenue and reduced from net income to arrive at net income attributable to Altisource.
Share Repurchase Program
On May 18, 2016, our shareholders approved a share repurchase program, which replaced the previous share repurchase program. Under the program, we are authorized to purchase up to 4.6 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval at a minimum price of $1.00 per share and a maximum price of $500.00 per share. This is in addition to amounts previously purchased under prior programs. Under the existing and prior programs, we purchased 0.4 million shares of common stock at an average price of $25.10 per share during the three months ended March 31, 2017 and 0.5 million shares at an average price of $25.17 per share during the three months ended March 31, 2016. As of March 31, 2017, approximately 3.5 million shares of common stock remain available for repurchase under the program. Our senior secured term loan limits the amount we can spend on share repurchases and may prevent repurchases in certain circumstances. As of March 31, 2017, approximately $394 million was available to repurchase shares of our common stock under our senior secured term loan.
Strategy and Growth Initiatives
Altisource provides a suite of mortgage, real estate and consumer debt services. Altisource is focused on becoming one of the premier providers of mortgage and real estate marketplaces and related services to a broad and diversified customer base. Within the mortgage and real estate markets, we facilitate transactions and provide products, solutions and services related to home sales, home purchases, home rentals, home maintenance, mortgage origination and mortgage servicing.
Strategically, we are focused on our four business initiatives discussed below and continuing to strengthen our compliance management system.
Each of our business initiatives provides Altisource the potential to grow and diversify our customer and revenue base. We believe these initiatives address very large markets and directly leverage our core competencies and distinct competitive advantages. Our four strategic initiatives and a brief description of each follow:
Servicer Solutions:
Through this initiative, we provide a full suite of services and technologies to meet the evolving and growing needs of loan servicers. We are focused on growing referrals from our existing customer base, expanding the service and proprietary technology offerings to our customer base, and attracting new customers to our offerings. We have a customer base that includes Ocwen, a government-sponsored enterprise (“GSE”), several top ten bank servicers and non-bank servicers and asset managers. Even as loan delinquencies return to historical norms, we believe there is a very large addressable market for our offerings. We believe we are one of only a few providers with a broad suite of servicer solutions, nationwide coverage and demonstrated scalability. Further, we believe we are well positioned to gain market share as existing customers and prospects consolidate to larger, full-service providers and outsource services that have historically been performed in-house.
Origination Solutions:
Through this initiative, we provide a full suite of services and technologies to meet the evolving and growing needs of loan originators and correspondents. We are focused on growing referrals from our existing customer base, expanding the service and proprietary technology offerings to our customer base, and attracting new customers to our offerings. We have a customer base that includes the Lenders One cooperative mortgage bankers, the Mortgage Builder loan origination system customers and mid-size and larger bank and non-bank loan originators. We believe our suite of services and technologies positions us to grow our relationships with our existing customer base by providing additional products, services and solutions to these customers. Further, we believe we are well positioned to attract new customers as prospects consolidate to larger, full-service providers and outsource services that have historically been performed in-house.
Consumer Real Estate Solutions:
Through this initiative, we provide a technology enabled real estate brokerage and related services that handle key aspects of buying and selling a home. We are focused on developing this initiative by capitalizing on our core competencies in realty services and online real estate marketing and offering consumers right-sized commission structures, smart digital tools and personalized service from local real estate agents.
Real Estate Investor Solutions:
Through this initiative, we provide a full suite of services and technologies to support buyers and sellers of single family investment homes. We are focused on growing referrals from our existing customer base, expanding the service and proprietary technology offerings to our customer base, and attracting new customers to our offerings. We have a customer base that includes Altisource Residential Corporation (“Residential”) and other institutional and smaller single family rental investors. The single family rental market is large, geographically distributed and has fragmented ownership. We believe our nationwide acquisition, renovation, property management, leasing and disposition platform provides a strong value proposition for institutional and retail investors and positions us well for growth.
There can be no assurance that growth from our strategic initiatives will be successful or our operations will be profitable.
Ocwen Related Matters
Revenue from Ocwen represented 59% of our revenue for the three months ended March 31, 2017. Additionally, 17% of our revenue for the three months ended March 31, 2017 was earned on the portfolios serviced by Ocwen, when a party other than Ocwen selected Altisource as the service provider.
Ocwen has disclosed that it is subject to a number of ongoing federal and state regulatory examinations, consent orders, inquiries, requests for information and other actions and is subject to pending legal proceedings that have or could result in adverse regulatory or other actions against Ocwen. On April 20, 2017, the Consumer Financial Protection Bureau (“CFPB”) and the State of Florida filed separate complaints in the United States District Court for the Southern District of Florida against Ocwen alleging violations of Federal consumer financial law and, in the case of Florida, Florida statutes. The complaints seek to obtain permanent injunctive relief, consumer redress, refunds, restitution, disgorgement, damages, civil penalties, costs and fees and other relief. In addition, a number of states publicly announced or otherwise undertook various administrative actions against Ocwen related to alleged violations of applicable laws and regulations related to servicing residential mortgages. Certain of the allegations in the complaints and certain of the state administrative actions assert that Ocwen’s use of certain Altisource services was a contributing factor to Ocwen’s purported violations. The state administrative actions announced or undertaken purportedly seek sanctions and various injunctive reliefs which may include restrictions on Ocwen obtaining additional mortgage servicing rights, continuing mortgage servicing or debt collection activities, originating or funding loans, initiating foreclosures or other limitations or restrictions on Ocwen’s business operations or licenses in certain of these states. All of the forgoing matters could result in adverse regulatory or other actions against Ocwen. While not all inclusive, other regulatory actions to date have included subjecting Ocwen to independent oversight of its operations and placing certain restrictions on its ability to acquire servicing rights. Ocwen may become subject to future federal and state regulatory investigations, inquiries, requests for information and legal proceedings, any of which could also result in adverse regulatory or other actions against Ocwen (see Note 20 to the condensed consolidated financial statements). Management cannot predict the outcome of these Ocwen related matters or the impact they may have on Altisource. However, in the event these Ocwen related matters materially negatively impact Altisource, we believe the variable nature of our cost structure would allow us to realign our cost structure in line with remaining revenue. Furthermore, in the event of a significant reduction in the volume of services purchased or loans serviced by Ocwen, we believe the impact to Altisource could occur over an extended period of time.
In this regard, we have a plan that we believe would allow us to efficiently execute on this realignment. We believe that transfers of Ocwen’s servicing rights to a successor servicer(s) would take an extended period of time because of the approval required from many parties, including regulators, rating agencies, residential mortgage-backed securities trustees, lenders and others. During this period of time, we believe we would continue to generate revenue from the services we provide to the to be transferred portfolio. Additionally, we have several strategic initiatives that focus on diversifying and growing our revenue and customer base. Our major strategic initiatives are described in the Strategy and Growth Initiatives section above. We have an established sales and marketing strategy to support each of these initiatives.
Management believes our plans, together with current liquidity and cash flows from operations would be sufficient to meet working capital, capital expenditures, debt service and other cash needs. However, there can be no assurance that our plans will be successful or our operations will be profitable.
Additionally, Ocwen informed Altisource that it is conducting a strategic review of the continued long-term use of REALServicing as its mortgage servicing software platform. Altisource is supporting Ocwen in its evaluation. Should Ocwen decide to transition to another platform, we anticipate that such a transition would be a multi-year project and Altisource would support Ocwen through such a transition. We do not anticipate that a servicing technology transition would impact the other services we provide to Ocwen. For the three months ended March 31, 2017 and 2016, service revenue from REALServicing was $7.0 million and $9.9 million, respectively. We estimate that income before income tax from the REALServicing business currently operates at approximately break-even.
Factors Affecting Comparability
The following items may impact the comparability of our results:

•
The average number of loans serviced by Ocwen on REALServicing® was 1.3 million for the three months ended March 31, 2017 compared to 1.5 million for the three months ended March 31, 2016, a decrease of 14%. The average number of delinquent non-GSE loans serviced by Ocwen on REALServicing was 191 thousand for the three months ended March 31, 2017 compared to 238 thousand for the three months ended March 31, 2016, a decrease of 20%;

•	On July 29, 2016, we acquired certain assets and assumed certain liabilities of Granite Loan Management of Delaware, LLC for $9.5 million; and

•
The effective income tax rate increased to 26.5% for the three months ended March 31, 2017 from 10.4% for the three months ended March 31, 2016. The effective tax rate increase was primarily due to changes in the expected mix of taxable income across the jurisdictions in which we operate.

CONSOLIDATED RESULTS OF OPERATIONS
Summary Consolidated Results
The following is a discussion of our consolidated results of operations for the periods indicated. For a more detailed discussion of the factors that affected the results of our business segments in these periods, see “Segment Results of Operations” below.
The following table sets forth information regarding our results of operations for the three months ended March 31:

(in thousands, except per share data)	2017	2016	% Increase (decrease)

Service revenue
Mortgage Market	$194,973	$188,085	4
Real Estate Market	19,189	23,401	(18)
Other Businesses, Corporate and Eliminations	15,677	22,794	(31)
Total service revenue	229,839	234,280	(2)
Reimbursable expenses	10,029	15,454	(35)
Non-controlling interests	615	398	55
Total revenue	240,483	250,132	(4)
Cost of revenue	177,953	168,863	5
Gross profit	62,530	81,269	(23)
Selling, general and administrative expenses	47,701	53,616	(11)
Income from operations	14,829	27,653	(46)
Other income (expense), net:
Interest expense	(5,798)	(6,541)	(11)
Other income (expense), net	715	(27)	N/M
Total other income (expense), net	(5,083)	(6,568)	(23)

Income before income taxes and non-controlling interests	9,746	21,085	(54)
Income tax provision	(2,586)	(2,193)	18

Net income	7,160	18,892	(62)
Net income attributable to non-controlling interests	(615)	(398)	55

Net income attributable to Altisource	$6,545	$18,494	(65)

Margins:
Gross profit/service revenue	27%	35%
Income from operations/service revenue	6%	12%

Earnings per share:
Basic	$0.35	$0.98	(64)
Diluted	$0.34	$0.92	(63)
N/M — not meaningful.
Revenue
We recognized service revenue of $229.8 million for the three months ended March 31, 2017, a 2% decrease compared to the three months ended March 31, 2016. The decrease in service revenue for the three months ended March 31, 2017 was primarily due to a decline in the number of loans on REALServicing, lower professional services revenues in our servicer technologies businesses and lower service revenue in our customer relationship management business. During 2016, we severed relationships with certain customer relationship management clients that were not profitable to us and we experienced a reduction in volume from the transition of services from one customer to another. The decrease was also due to lower service revenue in the IT infrastructure services business from the transition of resources supporting Ocwen’s technology infrastructure to Ocwen. These decreases were largely offset by higher volumes of property preservation referrals, growth in our buy-renovate-sell business, which began operations in the second half of 2016, and from a change in 2015 in the pricing and billing model for preservation services on new Ocwen REO referrals that resulted in certain services that were historically reimbursable expenses revenue becoming service.
Certain of our revenues are impacted by seasonality. More specifically, revenues from property sales, loan originations and certain property preservation services tend to be at their lowest level during the fall and winter months and at their highest level during the spring and summer months. In addition, the asset recovery management business tends to be higher in the first quarter, as borrowers may utilize tax refunds and bonuses to pay debts, and generally declines throughout the rest of the year.
Cost of Revenue and Gross Profit
Cost of revenue principally includes payroll and employee benefits associated with personnel employed in customer service and operations roles, fees paid to external providers related to the provision of services and the cost of sales of short-term investments in real estate, reimbursable expenses, technology and telecommunications costs, and depreciation and amortization of operating assets.
Cost of revenue consists of the following for the three months ended March 31:

(in thousands)	2017	2016	% Increase (decrease)

Compensation and benefits	$63,092	$65,063	(3)
Outside fees and services	85,894	71,803	20
Reimbursable expenses	10,029	15,454	(35)
Technology and telecommunications	11,351	9,940	14
Depreciation and amortization	7,587	6,603	15

Cost of revenue	$177,953	$168,863	5
Cost of revenue for the three months ended March 31, 2017 of $178.0 million increased 5% compared to the three months ended March 31, 2016. The increase was primarily driven by higher outside fees and services, partially offset by decreases in reimbursable expenses. Outside fees and services increased due to higher volumes of property preservation referrals. Reimbursable expenses declined primarily as a result of the change in billing discussed in the revenue section above. Compensation and benefits costs also decreased from lower volumes in the customer relationship management business and the transition of resources supporting Ocwen’s technology infrastructure to Ocwen. These declines were partially offset by higher compensation and benefits costs in our Real Estate Market segment as we increased staffing to support our growth initiatives.
Gross profit decreased to $62.5 million, representing 27% of service revenue, for the three months ended March 31, 2017 compared to $81.3 million, representing 35% of service revenue, for the three months ended March 31, 2016. Gross profit as a percentage of service revenue decreased primarily due to revenue mix and investments in our growth initiatives. Revenue mix changed from growth in the lower margin property preservation and buy-renovate-sell businesses and declines in other higher margin businesses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) include payroll for personnel employed in executive, finance, law, compliance, human resources, vendor management, risk management, sales and marketing roles. This category also includes occupancy related costs, amortization of intangible assets, professional services, marketing costs and depreciation and amortization of non-operating assets and other expenses.

SG&A expense consists of the following for the three months ended March 31:

(in thousands)	2017	2016	% Increase (decrease)

Compensation and benefits	$12,506	$13,991	(11)
Occupancy related costs	10,273	9,083	13
Amortization of intangible assets	9,146	12,211	(25)
Professional services	3,730	6,740	(45)
Marketing costs	4,269	6,492	(34)
Depreciation and amortization	2,421	2,605	(7)
Other	5,356	2,494	115

Selling, general and administrative expenses	$47,701	$53,616	(11)
SG&A for the three months ended March 31, 2017 of $47.7 million decreased 11% compared to the three months ended March 31, 2016. The decrease was primarily due to lower amortization of intangible assets, driven by an increase in total projected revenue to be generated by the Homeward Residential, Inc. (“Homeward”) and Residential Capital, LLC (“ResCap”) portfolios over the lives of these portfolios (revenue-based amortization), lower professional services expenses from reduced legal costs related to litigation and regulatory matters and lower marketing costs, primarily as a result of initial non-recurring Owners.com market launch costs incurred for the three months ended March 31, 2016. These decreases were partially offset by a $3.0 million favorable loss accrual adjustment in other SG&A in the three months ended March 31, 2016.
Income from Operations
Income from operations decreased to $14.8 million, representing 6% of service revenue, for the three months ended March 31, 2017 compared to $27.7 million, representing 12% of service revenue, for the three months ended March 31, 2016. The decrease in operating income as a percentage of service revenue was the result of the decrease in gross profit margin, partially offset by lower SG&A expenses, as discussed above.
Other Income (Expense), net
Other income (expense), net principally includes interest expense and other non-operating gains and losses. Interest expense was $5.8 million for the three months ended March 31, 2017, a decrease of $0.7 million compared to the three months ended March 31, 2016, primarily from the 2016 repurchases of portions of our senior secured term loan with an aggregate par value of $51.0 million. For the three months ended March 31, 2017, other income (expense), net also included dividends of $0.6 million related to our investments in Residential common stock (no comparable amount in 2016).
Income Tax Provision
We recognized an income tax provision of $2.6 million for the three months ended March 31, 2017 compared to $2.2 million for the three months ended March 31, 2016. Our effective tax rate was 26.5% and 10.4% for the three months ended March 31, 2017 and March 31, 2016, respectively. The effective tax rate for the three months ended March 31, 2017 and 2016 differ from the Luxembourg statutory tax rate of 27.1% and 29.2%, respectively, primarily due to the effect of certain deductions in Luxembourg and the mix of income and losses with varying tax rates in multiple taxing jurisdictions. The higher effective income tax rate for three months ended March 31, 2017 was primarily the result of lower pretax income, which changed the mix of taxable income across the jurisdictions in which we operate.

SEGMENT RESULTS OF OPERATIONS
Effective January 1, 2017, our reportable segments changed as a result of changes in our internal organization, which changed the way our chief operating decision maker manages our businesses, allocates resources and evaluates performance. We now report our operations through two new reportable segments: Mortgage Market and Real Estate Market. In addition, we report Other Businesses, Corporate and Eliminations separately. Prior to the January 1, 2017 change in reportable segments, our reportable segments were Mortgage Services, Financial Services and Technology Services. The former Mortgage Services segment was separated into the Mortgage Market and Real Estate Market segments (see Overview - Our Business) with the software services formerly in the Technology Services segment and the mortgage charge-off collections business that was formerly in the Financial Services segment. Other Businesses, Corporate and Eliminations includes the other business that were formerly in the Financial Services segment as well as IT infrastructure management services formerly in the Technology Services segment (see Overview - Our Business). Prior year comparable period segment disclosures have been restated to conform to the current year presentation.
The following section provides a discussion of pretax results of operations of our business segments. Transactions between segments are accounted for as third party arrangements for purposes of presenting segment results of operations and eliminated in consolidation.
Financial information for our segments is as follows:

	Three months ended March 31, 2017
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue
Service revenue	$194,973	$19,189	$15,677	$229,839
Reimbursable expenses	9,135	874	20	10,029
Non-controlling interests	615	—	—	615
	204,723	20,063	15,697	240,483
Cost of revenue	140,150	22,143	15,660	177,953
Gross profit (loss)	64,573	(2,080)	37	62,530
Selling, general and administrative expenses	28,682	4,325	14,694	47,701
Income (loss) from operations	35,891	(6,405)	(14,657)	14,829
Total other income (expense), net	10	—	(5,093)	(5,083)

Income (loss) before income taxes and non-controlling interests	$35,901	$(6,405)	$(19,750)	$9,746

Margins:
Gross profit (loss)/service revenue	33%	(11)%	—%	27%
Income (loss) from operations/service revenue	18%	(33)%	(93)%	6%

	Three months ended March 31, 2016
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue
Service revenue	$188,085	$23,401	$22,794	$234,280
Reimbursable expenses	14,918	508	28	15,454
Non-controlling interests	398	—	—	398
	203,401	23,909	22,822	250,132
Cost of revenue	134,043	14,458	20,362	168,863
Gross profit	69,358	9,451	2,460	81,269
Selling, general and administrative expenses	29,454	6,174	17,988	53,616
Income (loss) from operations	39,904	3,277	(15,528)	27,653
Total other income (expense), net	60	(4)	(6,624)	(6,568)

Income (loss) before income taxes and non-controlling interests	$39,964	$3,273	$(22,152)	$21,085

Margins:
Gross profit/service revenue	37%	40%	11%	35%
Income (loss) from operations/service revenue	21%	14%	(68)%	12%

Mortgage Market
Revenue
Revenue by business unit was as follows for the three months ended March 31:

(in thousands)	2017	2016	% Increase (decrease)

Service revenue:
Servicer Solutions	$183,433	$177,846	3
Origination Solutions	11,540	10,239	13
Total service revenue	194,973	188,085	4

Reimbursable expenses:
Servicer Solutions	9,036	14,874	(39)
Origination Solutions	99	44	125
Total reimbursable expenses	9,135	14,918	(39)

Non-controlling interests	615	398	55

Total revenue	$204,723	$203,401	1
We recognized service revenue of $195.0 million for the three months ended March 31, 2017, a 4% increase compared to the three months ended March 31, 2016. The increase in service revenue for the three months ended March 31, 2017 was primarily due to higher volumes of property preservation referrals and from a change in 2015 in the pricing and billing model for preservation services on new Ocwen REO referrals that resulted in certain services that were historically reimbursable expenses revenue becoming service revenue in the Servicer Solutions business. This increase was partially offset by a decrease in referrals in the other Servicer Solutions businesses, driven by the decline in the number of loans on REALServicing, and lower professional services revenues in our Servicer Solutions technologies businesses. The decrease in reimbursable expenses revenue was primarily due to the change in 2015 in the pricing and billing model for preservation services on new Ocwen REO referrals described above.
Certain of our Mortgage Market businesses are impacted by seasonality. Revenues from property sales, loan originations and certain property preservation services are generally lowest during the fall and winter months and highest during the spring and summer months.
Cost of Revenue and Gross Profit
Cost of revenue consists of the following for the three months ended March 31:

(in thousands)	2017	2016	% Increase (decrease)

Compensation and benefits	$42,755	$43,971	(3)
Outside fees and services	75,370	63,732	18
Reimbursable expenses	9,135	14,918	(39)
Technology and telecommunications	8,172	7,191	14
Depreciation and amortization	4,718	4,231	12

Cost of revenue	$140,150	$134,043	5
Cost of revenue for the three months ended March 31, 2017 of $140.2 million increased by 5% compared to the three months ended March 31, 2016. The increase was primarily driven by higher outside fees and services, partially offset by decreases in reimbursable expenses. Outside fees and services increased due to higher volumes of property preservation referrals. Reimbursable expenses declined primarily as a result of the change in billing discussed in the revenue section above.
Gross profit decreased to $64.6 million, representing 33% of service revenue, for the three months ended March 31, 2017 compared to $69.4 million, representing 37% of service revenue, for the three months ended March 31, 2016. Gross profit as a percentage of service revenue declined primarily due to revenue mix from growth in the lower margin property preservation services and declines in other higher margin businesses.

Our margins can vary substantially depending upon service revenue mix.
Selling, General and Administrative Expenses and Income from Operations
SG&A expenses consist of the following for the three months ended March 31:

(in thousands)	2017	2016	% Increase (decrease)

Compensation and benefits	$5,154	$5,420	(5)
Professional services	2,230	4,009	(44)
Occupancy related costs	5,216	5,382	(3)
Amortization of intangible assets	8,435	11,394	(26)
Depreciation and amortization	863	927	(7)
Marketing costs	2,472	1,970	25
Other	4,312	352	N/M

Selling, general and administrative expenses	$28,682	$29,454	(3)
N/M — not meaningful.
SG&A for the three months ended March 31, 2017 of $28.7 million decreased by 3% compared to the three months ended March 31, 2016. The decrease was primarily driven by lower amortization of intangible assets, driven by an increase in total projected revenue to be generated by the Homeward and ResCap portfolios over the lives of these portfolios (revenue-based amortization) and lower professional services expenses from reduced legal costs. These decreases were partially offset by a $3.0 million favorable loss accrual adjustment in other SG&A in the three months ended March 31, 2016.
Income from operations decreased to $35.9 million, representing 18% of service revenue, for the three months ended March 31, 2017 compared to $39.9 million, representing 21% of service revenue, for the three months ended March 31, 2016. The decrease in operating income as a percentage of service revenue was primarily the result of lower gross profit margins from the change in the revenue mix, as discussed above.
Real Estate Market
Revenue
Revenue by business unit was as follows for the three months ended March 31:

(in thousands)	2017	2016	% Increase (decrease)

Service revenue:
Consumer Real Estate Solutions	$709	$244	191
Real Estate Investor Solutions	18,480	23,157	(20)
Total service revenue	19,189	23,401	(18)

Reimbursable expenses:
Real Estate Investor Solutions	874	508	72
Total reimbursable expenses	874	508	72

Total revenue	$20,063	$23,909	(16)
We recognized service revenue of $19.2 million for the three months ended March 31, 2017, an 18% decrease compared to the three months ended March 31, 2016. The decrease was primarily due to lower property preservation referrals and REO sales in the Real Estate Investor Solutions business from Residential’s declining portfolio of non-performing loans and REO, partially offset by growth in revenue in our buy-renovate-sell program in the Real Estate Investor Solutions business which began operations in the second half of 2016.

Cost of Revenue and Gross Profit (Loss)
Cost of revenue consists of the following for the three months ended March 31:

(in thousands)	2017	2016	% Increase (decrease)

Compensation and benefits	$9,242	$5,518	67
Outside fees and services	9,651	7,420	30
Reimbursable expenses	874	508	72
Technology and telecommunications	1,722	841	105
Depreciation and amortization	654	171	282

Cost of revenue	$22,143	$14,458	53
Cost of revenue for the three months ended March 31, 2017 of $22.1 million increased by 53% compared to the three months ended March 31, 2016. The increase in cost of revenue was primarily due to increased outside fees and services in the Real Estate Investor Solutions business from the cost of the real estate sold in connection with our buy-renovate-sell program, partially offset by lower property preservation referrals. In addition, compensation and benefits costs increased in both the Consumer Real Estate Solutions and Real Estate Investor Solutions businesses to support growth of these initiatives.
Gross profit decreased to a gross loss of $2.1 million, representing (11)% of service revenue, for the three months ended March 31, 2017 compared to gross profit of $9.5 million, representing 40% of service revenue, for the three months ended March 31, 2016. Gross profit (loss) as a percentage of service revenue declined primarily as a result of growth of the lower margin buy-renovate-sell program, lower REO sales and increased compensation and benefits costs to support growth of these businesses.
Selling, General and Administrative Expenses and Income (Loss) from Operations
SG&A expenses consist of the following for the three months ended March 31:

(in thousands)	2017	2016	% Increase (decrease)

Compensation and benefits	$599	$531	13
Professional services	323	392	(18)
Occupancy related costs	672	420	60
Amortization of intangible assets	211	316	(33)
Depreciation and amortization	156	92	70
Marketing costs	1,724	4,037	(57)
Other	640	386	66

Selling, general and administrative expenses	$4,325	$6,174	(30)
SG&A for the three months ended March 31, 2017 of $4.3 million decreased by 30% compared to the three months ended March 31, 2016. The decrease was primarily the result of lower marketing costs as a result of initial non-recurring Owners.com market launch costs incurred for the three months ended March 31, 2016.
Income from operations decreased to a loss from operations of $6.4 million, representing (33)% of service revenue, for the three months ended March 31, 2017 compared to income from operations of $3.3 million representing 14% of service revenue, for the three months ended March 31, 2016. The decrease in operating income as a percentage of service revenue was primarily the result of lower gross profit margins, partially offset by lower SG&A expenses, driven by lower marketing costs, as discussed above.

Other Businesses, Corporate and Eliminations
Revenue
Revenue by business unit was as follows for the three months ended March 31:

(in thousands)	2017	2016	% Increase (decrease)

Service revenue:
Customer relationship management	$7,357	$10,901	(33)
Asset recovery management	6,077	6,282	(3)
IT infrastructure services	2,243	5,611	(60)
Total service revenue	15,677	22,794	(31)

Reimbursable expenses:
Asset recovery management	20	28	(29)
Total reimbursable expenses	20	28	(29)

Total revenue	$15,697	$22,822	(31)
We recognized service revenue of $15.7 million for the three months ended March 31, 2017, a 31% decrease compared to the three months ended March 31, 2016. The decrease was primarily due to lower customer relationship management business as we have severed relationships with certain clients that were not profitable to us and we experienced a reduction in volume from the transition of services from one customer to another. In addition, IT infrastructure services, which are typically billed on a cost plus basis, declined due to the transition of resources supporting Ocwen’s technology infrastructure to Ocwen.
Certain of our other businesses are impacted by seasonality. Revenue in the asset recovery management business tends to be higher in the first quarter, as borrowers may utilize tax refunds and bonuses to pay debts, and generally declines throughout the remainder of the year.
Cost of Revenue and Gross Profit
Cost of revenue consists of the following for the three months ended March 31:

(in thousands)	2017	2016	% Increase (decrease)

Compensation and benefits	$11,095	$15,574	(29)
Outside fees and services	873	651	34
Reimbursable expenses	20	28	(29)
Technology and telecommunications	1,457	1,908	(24)
Depreciation and amortization	2,215	2,201	1

Cost of revenue	$15,660	$20,362	(23)
Cost of revenue for the three months ended March 31, 2017 of $15.7 million decreased by 23% compared to the three months ended March 31, 2016. The decrease in cost of revenue was primarily due to a decrease in compensation and benefits costs from lower service revenue, as discussed above.
Gross profit decreased to less than $0.1 million, representing less than 1% of service revenue, for the three months ended March 31, 2017 compared to $2.5 million, representing 11% of service revenue, for the three months ended March 31, 2016. Gross profit as a percentage of service revenue declined as the decrease in customer relationship management and IT infrastructure revenue exceeded the reduction in expenses.
Selling, General and Administrative Expenses, Loss from Operations and Other Expenses, net.
SG&A in Other Businesses, Corporate and Eliminations include SG&A expenses of the customer relationship management, asset recovery management and IT infrastructure services business. It also includes costs related to corporate support functions not allocated to the Mortgage Market and Real Estate Market segments.
Other income (expense), net includes interest expense and non-operating gains and losses.
Other Businesses, Corporate and Eliminations also includes eliminations of transactions between the reportable segments.
SG&A expenses consist of the following for the three months ended March 31:

(in thousands)	2017	2016	% Increase (decrease)

Compensation and benefits	$6,753	$8,040	(16)
Professional services	1,177	2,339	(50)
Occupancy related costs	4,385	3,281	34
Amortization of intangible assets	500	501	—
Depreciation and amortization	1,402	1,586	(12)
Marketing costs	73	485	(85)
Other	404	1,756	(77)

Selling, general and administrative expenses	14,694	17,988	(18)

Other income (expense), net	(5,093)	(6,624)	(23)

Total corporate costs	$9,601	$11,364	(18)
SG&A for the three months ended March 31, 2017 of $14.7 million decreased by 18% compared to the three months ended March 31, 2016. The decrease in SG&A was primarily due to lower compensation and benefits costs from favorable employee benefit plan accrual adjustments and decreased professional services expenses from lower legal and regulatory costs.
Loss from operations decreased to $14.7 million for the three months ended March 31, 2017 compared to a loss of $15.5 million for the three months ended March 31, 2016. The decrease in loss from operations was primarily from lower SG&A costs, partially offset by lower gross profit, as discussed above.
Other income (expense), net for the three months ended March 31, 2017 of $(5.1) million decreased by 23% compared to the three months ended March 31, 2016. Interest expense was $5.8 million for the three months ended March 31, 2017, a decrease of $0.7 million compared to the three months ended March 31, 2016, primarily from the 2016 repurchases of portions of our senior secured term loan with an aggregate par value of $51.0 million. In addition, during the three months ended March 31, 2017 we earned dividends of $0.6 million related to our investments in Residential common stock (no comparable amount in 2016).
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
For the three months ended March 31, 2017, we used $1.5 million to make contractual repayments of the senior secured term loan and $10.6 million to repurchase shares of our common stock.
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

As of March 31, 2017, $478.2 million was outstanding under the senior secured term loan agreement, as amended, compared to $479.7 million as of December 31, 2016.
After giving effect to the third amendment entered into on August 1, 2014, the term loan must be repaid in equal consecutive quarterly principal installments of $1.5 million, with the balance due at maturity. All amounts outstanding under the senior secured term loan agreement will become due on the earlier of (i) December 9, 2020 and (ii) the date on which the loans are declared to be due and owing by the administrative agent at the request (or with the consent) of the Required Lenders or as otherwise provided in the senior secured term loan agreement upon the occurrence of any event of default under the senior secured term loan agreement. However, if the leverage ratio exceeds 3.00 to 1.00, as calculated in accordance with the provisions of the senior secured term loan agreement, a percentage of cash flows must be used to repay principal (the percentage increases if the leverage ratio exceeds 3.50 to 1.00). No mandatory prepayments were required for the three months ended March 31, 2017. The interest rate as of March 31, 2017 was 4.50%.
The debt covenants in the senior secured term loan agreement limit, among other things, our ability to incur additional debt, pay dividends and repurchase shares of our common stock. In the event we require additional liquidity, our ability to obtain it may be limited by the senior secured term loan.
Cash Flows
The following table presents our cash flows for the three months ended March 31:

(in thousands)	2017	2016	% Increase (decrease)

Net income adjusted for non-cash items	$30,796	$43,588	(29)
Changes in operating assets and liabilities	(49,155)	(14,554)	(238)
Net cash flows (used in) provided by operating activities	(18,359)	29,034	(163)
Net cash flows used in investing activities	(1,944)	(35,397)	95
Net cash flows used in financing activities	(11,893)	(13,259)	10
Net decrease in cash and cash equivalents	(32,196)	(19,622)	(64)
Cash and cash equivalents at the beginning of the period	149,294	179,327	(17)

Cash and cash equivalents at the end of the period	$117,098	$159,705	(27)
Cash Flows from Operating Activities
Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net income. For the three months ended March 31, 2017, cash flows used in operating activities were $18.4 million compared to cash flows generated from operating activities of $29.0 million for the three months ended March 31, 2016. The decrease in cash flows from operations for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was principally driven by the $28.0 million net payment for the previously accrued litigation settlement, lower collections of accounts receivable, primarily driven by timing and lower net income.
Operating cash flows can be negatively impacted because of the nature of some of our services and the mix of services provided. Certain services are performed immediately following or shortly after the referral, but the collection of the receivable does not occur until a specific event occurs (e.g., the foreclosure is complete, the REO asset is sold, etc.). Furthermore, lower margin services generate lower income and cash flows from operations. In addition, annual incentive compensation bonuses are paid during the first quarter of each year. Consequently, our cash flows from operations may be negatively impacted when comparing one interim period to another.
Cash Flows from Investing Activities
Cash flows from investing activities primarily include capital expenditures, acquisitions of businesses and purchases and sales of available for sale securities. For the three months ended March 31, 2017 and 2016, we used $1.9 million and $6.0 million, respectively, for capital expenditures primarily related to investments in the development of certain software applications, IT infrastructure and facility build-outs. The decrease in capital expenditures primarily related to the completion of several software development projects and facility build-outs in 2016. In addition, during the three months ended March 31, 2016, we purchased 2.5 million shares of Residential common stock for $29.4 million including brokers’ commissions (no comparable amount in 2017).

Cash Flows from Financing Activities
Cash flows from financing activities for the three months ended March 31, 2017 and 2016 primarily included activities associated with share repurchases, debt repayments, stock option exercises and payments to non-controlling interests. During the three months ended March 31, 2017 and 2016, we used $10.6 million and $11.7 million, respectively, to repurchase our common stock. During each of the three months ended March 31, 2017 and 2016, we used $1.5 million to make scheduled repayments of our senior secured term loan. During the three months ended March 31, 2017 and 2016, stock option exercises provided proceeds of $0.8 million and $0.4 million, respectively. During the three months ended March 31, 2017 and 2016, we distributed $0.6 million and $0.4 million, respectively, to non-controlling interests.
Liquidity Requirements after March 31, 2017
On September 12, 2014, we acquired certain assets and assumed certain liabilities of Mortgage Builder Software, Inc. (“Mortgage Builder”). The Mortgage Builder purchase agreement provides for the payment of up to $7.0 million in potential additional consideration based on Adjusted Revenue (as defined in the purchase agreement). As of March 31, 2017, we have recorded $0.4 million of potential additional consideration related to the Mortgage Builder acquisition. The amount ultimately paid will depend on Mortgage Builder’s Adjusted Revenue in the last of the three consecutive 12-month periods following acquisition.
On July 17, 2015, we acquired CastleLine. A portion of the purchase consideration totaling $10.5 million is payable to the sellers over four years from the acquisition date, including $3.8 million to be paid to certain of the sellers that is contingent on future employment. As of March 31, 2017, we have paid $4.7 million of the $10.5 million that is payable over four years from the acquisition date and $0 of the $3.8 million purchase consideration that is contingent on future employment.
During the second quarter of 2017, we expect to distribute $0.4 million to the Lenders One members representing non-controlling interest, repay $1.5 million of the senior secured term loan and pay $5.4 million of interest expense under the senior secured term loan agreement.
We believe that we will generate sufficient cash flows from operations to fund capital expenditures and required debt and interest payments for the next 12 months.
Contractual Obligations, Commitments and Contingencies
For the three months ended March 31, 2017, there were no significant changes to our contractual obligations from those identified in our Form 10-K for the fiscal year ended December 31, 2016, other than those that occur in the normal course of business. See Note 20 to the condensed consolidated financial statements.
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
Our critical accounting policies are described in the MD&A section of our Form 10-K for the year ended December 31, 2016 filed with the SEC on February 16, 2017. Those policies have not changed during the three months ended March 31, 2017.
Recently Adopted and Future Adoption of New Accounting Pronouncements
See Note 1 to the condensed consolidated financial statements for a discussion of the future adoption of new accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market Risk
Our financial market risk consists primarily of interest rate and foreign currency exchange rate risk.

Interest Rate Risk
As of March 31, 2017, the interest rate charged on the senior secured term loan was 4.50%. The interest rate is calculated based on the Adjusted Eurodollar Rate (as defined in the senior secured term loan agreement) with a minimum floor of 1.00% plus 3.50%.
Based on the principal amount outstanding at March 31, 2017, a one percentage point increase in the Eurodollar Rate would increase our annual interest expense by approximately $4.7 million, based on the March 31, 2017 Adjusted Eurodollar Rate. There would be no change in our annual interest expense if there was a one percentage point decrease in the Eurodollar Rate.
Currency Exchange Risk
We are exposed to currency risk from potential changes in currency values of our non-United States dollar denominated expenses, assets, liabilities and cash flows. Our most significant currency exposure relates to the Indian rupee. Based on expenses incurred in Indian rupees during the three months ended March 31, 2017, a one percentage point increase or decrease in value of the Indian rupee in relation to the United States dollar would increase or decrease our annual expenses by approximately $1.1 million.
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
As of March 31, 2017, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of March 31, 2017.

b)	Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On September 8, 2014, the West Palm Beach Firefighters’ Pension Fund filed a putative securities class action suit against Altisource Portfolio Solutions S.A. and certain of its current or former officers and directors in the United States District Court for the Southern District of Florida alleging violations of the Securities Exchange Act of 1934 and Rule 10b-5 with regard to disclosures concerning pricing and transactions with related parties that allegedly inflated Altisource Portfolio Solutions S.A. share prices. The Court subsequently appointed the Pension Fund for the International Union of Painters and Allied Trades District Council 35 and the Annuity Fund for the International Union of Painters and Allied Trades District Council 35 as Lead Plaintiffs. On January 30, 2015, Lead Plaintiffs filed an amended class action complaint which added Ocwen Financial Corporation as a defendant, and seeks a determination that the action may be maintained as a class action on behalf of purchasers of Altisource Portfolio Solutions S.A. securities between April 25, 2013 and December 21, 2014 and an unspecified amount of damages. Altisource Portfolio Solutions S.A. moved to dismiss the suit on March 23, 2015. On September 4, 2015, the Court granted the defendants’ motion to dismiss, finding that the Lead Plaintiffs’ amended complaint failed to state a claim as to any of the defendants, but permitting the Lead Plaintiffs to file another amended complaint. Lead Plaintiffs subsequently filed second and third amended complaints with substantially similar claims and theories. Altisource Portfolio Solutions S.A. moved to dismiss the third amended complaint on October 22, 2015. On December 22, 2015, the Court issued an order dismissing with prejudice all claims against Ocwen Financial Corporation and certain claims against Altisource Portfolio Solutions S.A. and the officer and director defendants, but denying the motion to dismiss as to other claims. On December 19, 2016, the Court granted Lead Plaintiffs leave to file the fourth amended complaint, and Lead Plaintiffs filed the fourth amended complaint on December 28, 2016. On January 6, 2017, Defendants filed a motion to strike certain matters from the fourth amended complaint and a motion to dismiss certain claims pled in the fourth amended complaint. Before the Court ruled on Defendants’ motions, the parties notified the Court on January 19, 2017 of their agreement to settle the action, which is subject to Court approval and other customary terms and conditions described in the settlement stipulation filed with the Court, including rights of the parties to terminate the settlement under certain conditions. On February 10, 2017, the Court entered an order preliminarily approving the settlement, certifying a settlement class, approving the form and content of notice of the settlement to class members, establishing procedures for shareholders to request exclusion from the class or object to the settlement, and setting a hearing for May 30, 2017 to determine whether the settlement should be approved and the case dismissed with prejudice. Under the proposed settlement, Altisource Portfolio Solutions S.A. paid a total of $32 million in cash, $4 million of which was funded by insurance proceeds, to a settlement fund to resolve all claims asserted and which could have been asserted on behalf of investors who purchased or otherwise acquired Altisource Portfolio Solutions S.A. stock between April 25, 2013 and December 21, 2014. The proposed settlement provides that Altisource Portfolio Solutions S.A. and the officer and director defendants deny all claims of wrongdoing or liability.
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
On March 26, 2015, Robert Moncavage, an alleged shareholder of Ocwen Financial Corporation, filed an amended shareholder derivative complaint in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida against Ocwen Financial Corporation (as a nominal defendant), certain of its current or former officers and directors, Altisource Portfolio Solutions S.A. and other companies. The suit seeks recovery of an unspecified amount of damages for alleged breaches of fiduciary duties by the current or former Ocwen Financial Corporation officers and directors, which were allegedly aided and abetted by Altisource Portfolio Solutions S.A. and other defendants. On November 9, 2015, the Court entered an order staying all proceedings in the case pending further order of the Court. The judgment entered in connection with the Sokolowski action discussed above bars further prosecution of all claims asserted, or that could have been asserted, in this action based on the facts, events, conduct, and transactions alleged, all of which were released as part of the Sokolowski settlement. On February 9, 2017, the plaintiff filed a notice of voluntary dismissal without prejudice and submitted a proposed order to the Court asking it to approve the dismissal of plaintiff’s claims against all defendants. On March 1, 2017, the Court entered an order dismissing the action without prejudice. Altisource Portfolio Solutions S.A. denies all claims of wrongdoing or liability in connection with the Moncavage action.
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
As previously disclosed, Altisource received a Notice and Opportunity to Respond and Advise (“NORA”) letter on November 10, 2016 from the Consumer Financial Protection Bureau (“CFPB”) indicating that the CFPB is considering a potential enforcement action against Altisource relating to an alleged violation of federal law that primarily concerns certain technology services provided to Ocwen. The NORA letter provides the recipient an opportunity to present its positions to the CFPB before an enforcement action is recommended or commenced. On December 15, 2016, we provided a written response to the NORA letter setting forth the legal, policy and factual reasons why we believe an enforcement action is not warranted. We are committed to resolving any potential concerns of the CFPB. If the CFPB were to bring an enforcement action against us, the resolution of such action could have a material adverse impact on our business, reputation, financial condition and results of operations. However, we believe it is premature to predict the potential outcome or to estimate any potential financial impact in connection with any potential CFPB enforcement action that may be under consideration.
Item 1A. Risk Factors
As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Form 10-K for the year ended December 31, 2016 filed with the SEC on February 16, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to our repurchases of our equity securities during the three months ended March 31, 2017:

Period	Total number of shares purchased(1)	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs(2)

Common stock:
January 1 – 31, 2017	—	$—	—	3,881,987
February 1 – 28, 2017	164,100	23.06	164,100	3,717,887
March 1 – 31, 2017	257,289	26.40	257,289	3,460,598

	421,389	$25.10	421,389	3,460,598

(1)	May include shares withheld from employees to satisfy tax withholding obligations that arose from the exercise of stock options.

(2)	On May 18, 2016, our shareholders authorized a share repurchase program that replaces the prior program and authorizes us to purchase up to 4.6 million shares of our common stock in the open market.

Item 6. Exhibits

10.1	†	Form of Non-Qualified Stock Option Award Agreement (2017 Performance-Based Stock Options) (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 13, 2017)

10.2	†	Form of Non-Qualified Stock Option Award Agreement (Service Revenue Stock Options) (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on April 13, 2017)

10.3	†	Form of Restricted Stock Award Agreement (2017 Performance-Based Restricted Shares) (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on April 13, 2017)

10.4	†	Form of Restricted Stock Award Agreement (Service-Based Restricted Shares) (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on April 13, 2017)

31.1	*	Section 302 Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	*	Section 302 Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	*
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2017 is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2017 and 2016; (iii) Condensed Consolidated Statements of Equity for the three months ended March 31, 2017 and 2016; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (v) Notes to Condensed Consolidated Financial Statements.

†	Denotes a management contract or compensatory arrangement
*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
(Registrant)

Date:	April 27, 2017	By:	/s/ Michelle D. Esterman
Michelle D. Esterman
Chief Financial Officer
(On behalf of the Registrant and as its Principal Financial Officer)