Form 10-Q
period 2017-06-30
Altisource Portfolio Solutions S.A.
filed 2017-08-09
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided by Section 13(a) of the Exchange Act. ☐

As of August 4, 2017, there were 18,048,977 outstanding shares of the registrant’s shares of beneficial interest (excluding 7,363,771 shares held as treasury stock).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$114,205	$149,294
Available for sale securities	53,628	45,754
Accounts receivable, net	72,977	87,821
Prepaid expenses and other current assets	49,419	42,608
Total current assets	290,229	325,477

Premises and equipment, net	87,060	103,473
Goodwill	86,283	86,283
Intangible assets, net	136,893	155,432
Deferred tax assets, net	5,160	7,292
Other assets	11,003	11,255

Total assets	$616,628	$689,212

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$75,162	$83,135
Accrued litigation settlement	—	32,000
Current portion of long-term debt	5,945	5,945
Deferred revenue	9,886	8,797
Other current liabilities	10,520	19,061
Total current liabilities	101,513	148,938

Long-term debt, less current portion	439,486	467,600
Other non-current liabilities	8,906	10,480

Commitments, contingencies and regulatory matters (Note 20)

Equity:
Common stock ($1.00 par value; 100,000 shares authorized, 25,413 issued and 18,034 outstanding as of June 30, 2017; 25,413 shares authorized and issued and 18,774 outstanding as of December 31, 2016)	25,413	25,413
Additional paid-in capital	110,078	107,288
Retained earnings	341,926	333,786
Accumulated other comprehensive income (loss)	3,997	(1,745)
Treasury stock, at cost (7,379 shares as of June 30, 2017 and 6,639 shares as of December 31, 2016)	(416,342)	(403,953)
Altisource equity	65,072	60,789

Non-controlling interests	1,651	1,405
Total equity	66,723	62,194

Total liabilities and equity	$616,628	$689,212

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Revenue	$250,685	$255,799	$491,168	$505,931
Cost of revenue	185,393	174,371	363,346	343,234

Gross profit	65,292	81,428	127,822	162,697
Selling, general and administrative expenses	52,470	54,207	100,171	107,823

Income from operations	12,822	27,221	27,651	54,874
Other income (expense), net:
Interest expense	(5,465)	(5,988)	(11,263)	(12,529)
Other income (expense), net	4,803	2,744	5,518	2,717
Total other income (expense), net	(662)	(3,244)	(5,745)	(9,812)

Income before income taxes and non-controlling interests	12,160	23,977	21,906	45,062
Income tax provision	(2,438)	(3,291)	(5,024)	(5,484)

Net income	9,722	20,686	16,882	39,578
Net income attributable to non-controlling interests	(687)	(692)	(1,302)	(1,090)

Net income attributable to Altisource	$9,035	$19,994	$15,580	$38,488

Earnings per share:
Basic	$0.49	$1.08	$0.84	$2.06
Diluted	$0.48	$1.02	$0.82	$1.94

Weighted average shares outstanding:
Basic	18,335	18,437	18,497	18,646
Diluted	18,836	19,604	19,069	19,822

Comprehensive income:
Net income	$9,722	$20,686	$16,882	$39,578
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of income tax (provision) benefit of $2,593, $3,249, $(2,132), $2,960	(6,981)	(7,871)	5,742	(7,172)

Comprehensive income, net of tax	2,741	12,815	22,624	32,406
Comprehensive income attributable to non-controlling interests	(687)	(692)	(1,302)	(1,090)

Comprehensive income attributable to Altisource	$2,054	$12,123	$21,322	$31,316

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Altisource Equity
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock, at cost	Non-controlling interests	Total
	Shares

Balance, December 31, 2015	25,413	$25,413	$96,321	$369,270	$—	$(440,026)	$1,292	$52,270
Comprehensive income:
Net income	—	—	—	38,488	—	—	1,090	39,578
Other comprehensive loss, net of tax	—	—	—	—	(7,172)	—	—	(7,172)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(1,065)	(1,065)
Share-based compensation expense	—	—	3,569	—	—	—	—	3,569
Exercise of stock options and issuance of restricted shares	—	—	—	(4,298)	—	5,284	—	986
Repurchase of shares	—	—	—	—	—	(19,746)	—	(19,746)

Balance, June 30, 2016	25,413	$25,413	$99,890	$403,460	$(7,172)	$(454,488)	$1,317	$68,420

Balance, December 31, 2016	25,413	$25,413	$107,288	$333,786	$(1,745)	$(403,953)	$1,405	$62,194
Comprehensive income:
Net income	—	—	—	15,580	—	—	1,302	16,882
Other comprehensive income, net of tax	—	—	—	—	5,742	—	—	5,742
Distributions to non-controlling interest holders	—	—	—	—	—	—	(1,056)	(1,056)
Share-based compensation expense	—	—	1,858	—	—	—	—	1,858
Cumulative effect of an accounting change (Note 1)	—	—	932	(932)	—	—	—	—
Exercise of stock options and issuance of restricted shares	—	—	—	(5,014)	—	5,779	—	765
Treasury shares withheld for the payment of tax on restricted share issuances	—	—	—	(1,494)	—	405	—	(1,089)
Repurchase of shares	—	—	—	—	—	(18,573)	—	(18,573)

Balance, June 30, 2017	25,413	$25,413	$110,078	$341,926	$3,997	$(416,342)	$1,651	$66,723

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2017	2016

Cash flows from operating activities:
Net income	$16,882	$39,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,895	18,346
Amortization of intangible assets	18,539	24,967
Change in the fair value of acquisition related contingent consideration	16	193
Share-based compensation expense	1,858	3,569
Bad debt expense	2,890	1,041
Gain on early extinguishment of debt	(3,937)	(5,464)
Amortization of debt discount	156	201
Amortization of debt issuance costs	433	557
Deferred income taxes	—	18
Loss on disposal of fixed assets	2,798	9
Changes in operating assets and liabilities:
Accounts receivable	11,954	3,407
Prepaid expenses and other current assets	(6,811)	(6,012)
Other assets	523	447
Accounts payable and accrued expenses	(10,637)	(4,454)
Other current and non-current liabilities	(41,042)	(6,998)
Net cash provided by operating activities	12,517	69,405

Cash flows from investing activities:
Additions to premises and equipment	(5,658)	(12,441)
Purchase of available for sale securities	—	(48,219)
Change in restricted cash	(271)	(10)
Net cash used in investing activities	(5,929)	(60,670)

Cash flows from financing activities:
Repayment and repurchases of long-term debt	(24,766)	(47,751)
Proceeds from stock option exercises	765	986
Purchase of treasury shares	(15,531)	(19,746)
Distributions to non-controlling interests	(1,056)	(1,065)
Payment of tax withholding on issuance of restricted shares	(1,089)	—
Net cash used in financing activities	(41,677)	(67,576)

Net decrease in cash and cash equivalents	(35,089)	(58,841)
Cash and cash equivalents at the beginning of the period	149,294	179,327

Cash and cash equivalents at the end of the period	$114,205	$120,486

Supplemental cash flow information:
Interest paid	$10,787	$11,694
Income taxes paid, net	12,668	5,618

Non-cash investing and financing activities:
(Decrease) increase in payables for purchases of premises and equipment	$(378)	$1,369
Increase in payables for purchases of treasury shares	3,042	—

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
Altisource consolidates a cooperative entity which is managed by The Mortgage Partnership of America, L.L.C. (“MPA”), a wholly-owned subsidiary of Altisource, Best Partners Mortgage Cooperative, Inc., a mortgage cooperative doing business as Lenders One® (“Lenders One”). MPA provides services to Lenders One under a management agreement that ends on December 31, 2025 (with renewals for three successive five-year periods at MPA’s option).
The management agreement between MPA and Lenders One, pursuant to which MPA is the management company, represents a variable interest in a variable interest entity. MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact the cooperative’s economic performance and the right to receive benefits from the cooperative. As a result, Lenders One is presented in the accompanying condensed consolidated financial statements on a consolidated basis and the interests of the members are reflected as non-controlling interests. As of June 30, 2017, Lenders One had total assets of $3.5 million and total liabilities of $0.9 million. As of December 31, 2016, Lenders One had total assets of $3.8 million and total liabilities of $1.5 million.
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

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

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
Future Adoption of New Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of this new standard is an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard will be effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, although not prior to annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of this guidance on its results of operations and financial position. Based on the Company’s analysis of all sources of revenue from customers for the six months ended June 30, 2017, the Company estimated that less than 4% of consolidated revenue, primarily related to software development professional services, would likely be deferred and recognized over future periods under the new standard. The Company will continue to analyze the impact of this guidance and refine the estimated impact on its results of operations and financial position.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard introduces a new lessee model that brings substantially all leases on the balance sheet. The standard will require companies to recognize lease assets and lease liabilities on their balance sheets and disclose key information about leasing arrangements in their financial statements. This standard will be effective for annual periods beginning after December 15, 2018, including interim periods within that reporting period. Early application of this standard is permitted. The Company is currently evaluating the impact of this guidance on its results of operations and financial position. Based on the Company’s preliminary analysis of its lease arrangements as of June 30, 2017 where the Company is a lessee, less than $30.0 million, primarily related to office leases, would be recorded as right-of-use assets and lease liabilities on the Company’s balance sheet under the new standard. The Company will continue to analyze the impact of this guidance and refine the estimated impact on its results of operations and financial position.

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This standard will require that companies include restricted cash and restricted cash equivalents in their cash and cash equivalent balances in the statement of cash flows. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard will be effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption of this standard is permitted. The Company currently does not expect the adoption of this guidance to have a material effect on its statement of cash flows. As of June 30, 2017 and December 31, 2016, restricted cash was $4.4 million and $4.1 million, respectively.
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

Table of Content
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
In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. This standard provides guidance about which changes to the terms or conditions of a share-based payment award require the application of modification accounting. This standard will require companies to continue to apply modification accounting, unless the fair value, vesting conditions and classification of an award all do not change as a result of the modification. This standard will be effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted. The Company currently does not expect the adoption of this guidance to have a material effect on its results of operations and financial position.
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

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Revenue from Ocwen primarily consists of revenue earned directly from Ocwen and revenue earned from the loans serviced by Ocwen when Ocwen designates us as the service provider. Revenue from Ocwen as a percentage of segment and consolidated revenue was as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Mortgage Market	68%	64%	68%	65%
Real Estate Market	1%	—%	1%	1%
Other Businesses, Corporate and Eliminations	11%	22%	13%	23%
Consolidated revenue	58%	55%	58%	55%
For the six months ended June 30, 2017 and 2016, we generated revenue from Ocwen of $285.6 million and $280.7 million, respectively ($144.2 million and $140.5 million for the second quarter of 2017 and 2016, respectively). Services provided to Ocwen during such periods and reported in the Mortgage Market segment included real estate asset management and sales, residential property valuation, trustee management services, property preservation and inspection services, insurance services, mortgage charge-off collections and software applications. Services provided to Ocwen and reported in the Real Estate Market segment included rental property management. Services provided to Ocwen and reported as Other Businesses, Corporate and Eliminations included information technology (“IT”) infrastructure management. As of June 30, 2017, accounts receivable from Ocwen totaled $23.8 million, $18.1 million of which was billed and $5.7 million of which was unbilled. As of December 31, 2016, accounts receivable from Ocwen totaled $26.2 million, $15.8 million of which was billed and $10.4 million of which was unbilled.
We earn additional revenue related to the portfolios serviced by Ocwen when a party other than Ocwen selects Altisource as the service provider. For the six months ended June 30, 2017 and 2016, we recognized revenue of $82.9 million and $98.0 million, respectively ($41.2 million and $51.3 million for the second quarter of 2017 and 2016, respectively), related to the portfolios serviced by Ocwen when a party other than Ocwen selected Altisource as the service provider. These amounts are not included in deriving revenue from Ocwen as a percentage of revenue in the table above.
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

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 4 — AVAILABLE FOR SALE SECURITIES
During the six months ended June 30, 2016, we purchased 4.1 million shares of Altisource Residential Corporation (“Residential”) common stock for $48.2 million. This investment is classified as available for sale and reflected in the condensed consolidated balance sheets at fair value at the respective balance sheet dates ($53.6 million as of June 30, 2017 and $45.8 million as of December 31, 2016). Unrealized gains and losses on available for sale securities are reflected in other comprehensive income, unless there is an impairment that is other than temporary. In the event that a decline in market value is other than temporary, we would record a charge to earnings and a new cost basis in the investment would be established. During the six months ended June 30, 2017 and 2016, we earned dividends of $1.2 million and $1.0 million, respectively ($0.6 million and $1.0 million for the second quarter of 2017 and 2016, respectively), related to this investment. In addition, during the six months ended June 30, 2016, we incurred expenses of $3.4 million (no comparative amount in 2017) related to this investment.
NOTE 5 — ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consists of the following:

(in thousands)	June 30, 2017	December 31, 2016

Billed	$53,703	$58,392
Unbilled	31,242	39,853
	84,945	98,245
Less: Allowance for doubtful accounts	(11,968)	(10,424)

Total	$72,977	$87,821
Unbilled receivables consist primarily of certain real estate asset management and sales services for which we generally recognize revenue when the service is provided but collect upon closing of the sale, and default management services, for which we generally recognize revenues over the service delivery period but bill following completion of the service. We also include amounts in unbilled receivables that are earned during a month and billed in the following month.
NOTE 6 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

(in thousands)	June 30, 2017	December 31, 2016

Maintenance agreements, current portion	$6,008	$6,590
Short-term investments in real estate	15,114	13,025
Income taxes receivable	13,054	5,186
Prepaid expenses	7,950	6,919
Litigation settlement insurance recovery	—	4,000
Other current assets	7,293	6,888

Total	$49,419	$42,608

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 7 — PREMISES AND EQUIPMENT, NET
Premises and equipment, net consists of the following:

(in thousands)	June 30, 2017		December 31, 2016

Computer hardware and software	$172,535		$164,877
Office equipment and other	13,279		20,188
Furniture and fixtures	13,895		13,997
Leasehold improvements	33,019		33,808
	232,728		232,870
Less: accumulated depreciation and amortization	(145,668)	—	(129,397)

Total	$87,060		$103,473
Depreciation and amortization expense amounted to $18.9 million and $18.3 million for the six months ended June 30, 2017 and 2016, respectively ($8.9 million and $9.1 million for the second quarter of 2017 and 2016, respectively), and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive income.
NOTE 8 — GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following is a summary of goodwill by segment:

(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Total

Balance as of June 30, 2017 and December 31, 2016	$73,259	$10,056	$2,968	$86,283
Intangible assets, net
Intangible assets, net consist of the following:

	Weighted average estimated useful life (in years)	Gross carrying amount		Accumulated amortization		Net book value
(in thousands)		June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016

Definite lived intangible assets:
Trademarks and trade names	13	$15,354	$15,354	$(8,328)	$(7,724)	$7,026	$7,630
Customer related intangible assets	10	277,828	277,828	(173,452)	(156,980)	104,376	120,848
Operating agreement	20	35,000	35,000	(12,982)	(12,104)	22,018	22,896
Non-compete agreements	4	1,560	1,560	(702)	(507)	858	1,053
Intellectual property	10	300	300	(100)	(85)	200	215
Other intangible assets	5	3,745	3,745	(1,330)	(955)	2,415	2,790

Total		$333,787	$333,787	$(196,894)	$(178,355)	$136,893	$155,432
Amortization expense for definite lived intangible assets was $18.5 million and $25.0 million for the six months ended June 30, 2017 and 2016, respectively ($9.4 million and $12.8 million for the second quarter of 2017 and 2016, respectively). Expected annual definite lived intangible asset amortization for 2017 through 2021 is $33.8 million, $26.2 million, $21.8 million, $18.2 million and $13.3 million, respectively.

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 9 — OTHER ASSETS
Other assets consist of the following:

(in thousands)	June 30, 2017	December 31, 2016

Security deposits	$5,135	$5,508
Maintenance agreements, non-current portion	666	853
Restricted cash	4,398	4,127
Other	804	767

Total	$11,003	$11,255
NOTE 10 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable and accrued expenses consist of the following:

(in thousands)	June 30, 2017	December 31, 2016

Accounts payable	$11,168	$8,787
Accrued expenses - general	30,552	26,426
Accrued salaries and benefits	33,442	47,614
Income taxes payable	—	308

Total	$75,162	$83,135
Other current liabilities consist of the following:

(in thousands)	June 30, 2017	December 31, 2016

Unfunded cash account balances	$2,475	$7,137
Other	8,045	11,924

Total	$10,520	$19,061
NOTE 11 — LONG-TERM DEBT
Long-term debt consists of the following:

(in thousands)	June 30, 2017	December 31, 2016

Senior secured term loan	$450,648	$479,653
Less: debt issuance costs, net	(3,831)	(4,486)
Less: unamortized discount, net	(1,386)	(1,622)
Net long-term debt	445,431	473,545
Less: current portion	(5,945)	(5,945)

Long-term debt, less current portion	$439,486	$467,600
On November 27, 2012, Altisource Solutions S.à r.l., a wholly-owned subsidiary of Altisource Portfolio Solutions S.A., entered into a senior secured term loan agreement with Bank of America, N.A., as administrative agent, and certain lenders. Altisource Portfolio Solutions S.A. and certain subsidiaries are guarantors of the term loan (collectively, the “Guarantors”). We subsequently entered into three amendments to the senior secured term loan agreement to increase the principal amount of the senior secured term loan and, among other changes, re-establish the $200.0 million incremental term loan facility accordion, lower the interest rate, extend the maturity date by approximately one year and increase the maximum amount of Restricted Junior Payments (as

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

defined in the senior secured term loan agreement; other capitalized terms, unless defined herein, are defined in the senior secured term loan agreement).
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
In addition to the scheduled principal payments, subject to certain exceptions, the term loan is subject to mandatory prepayment upon issuances of debt, casualty and condemnation events and sales of assets, as well as from a percentage of Consolidated Excess Cash Flow if the leverage ratio is greater than 3.00 to 1.00, as calculated in accordance with the provisions of the senior secured term loan agreement (the percentage increases if the leverage ratio exceeds 3.50 to 1.00). No mandatory prepayments were owed for the six months ended June 30, 2017.
In the second quarter of 2017, we repurchased portions of our senior secured term loan with an aggregate par value of $26.0 million at a weighted average discount of 16.5%, recognizing a net gain of $3.9 million on the early extinguishment of debt. In the second quarter of 2016, we repurchased portions of our senior secured term loan with an aggregate par value of $51.0 million at a weighted average discount of 13.2%, recognizing a net gain of $5.5 million on the early extinguishment of debt. The net gains were included in other income (expense), net in the condensed consolidated statements of operations and comprehensive income.
The term loan bears interest at rates based upon, at our option, the Adjusted Eurodollar Rate or the Base Rate. Adjusted Eurodollar Rate loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Adjusted Eurodollar Rate for the applicable interest period and (y) 1.00% plus (ii) a 3.50% margin. Base Rate loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Base Rate and (y) 2.00% plus (ii) a 2.50% margin. The interest rate at June 30, 2017 was 4.72%.
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
As of June 30, 2017, debt issuance costs were $3.8 million, net of $6.4 million of accumulated amortization. As of December 31, 2016, debt issuance costs were $4.5 million, net of $5.8 million of accumulated amortization.

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 12 — OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following:

(in thousands)	June 30, 2017	December 31, 2016

Deferred revenue	$4,276	$5,680
Other non-current liabilities	4,630	4,800

Total	$8,906	$10,480
NOTE 13 — FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The following table presents the carrying amount and estimated fair value of financial instruments held by the Company and acquisition contingent consideration liabilities as of June 30, 2017 and December 31, 2016. The following fair values are estimated using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	June 30, 2017				December 31, 2016
(in thousands)	Carrying amount	Fair value			Carrying amount	Fair value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$114,205	$114,205	$—	$—	$149,294	$149,294	$—	$—
Restricted cash	4,398	4,398	—	—	4,127	4,127	—	—
Available for sale securities	53,628	53,628	—	—	45,754	45,754	—	—

Liabilities:
Acquisition contingent consideration	393	—	—	393	376	—	—	376
Long-term debt	450,648	—	392,064	—	479,653	—	474,856	—
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

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 14 — SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Share Repurchase Program
On May 17, 2017, our shareholders approved the renewal of the share repurchase program originally approved by the shareholders on May 18, 2016, which replaced the previous share repurchase program. Under the program, we are authorized to purchase up to 4.6 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. Under the existing and prior programs, we purchased 0.8 million shares of common stock at an average price of $22.15 per share during the six months ended June 30, 2017 and 0.8 million shares at an average price of $25.79 per share during the six months ended June 30, 2016 (0.4 million shares at an average price of $19.17 per share for the second quarter of 2017 and 0.3 million shares at an average price of $26.74 per share for the second quarter of 2016). As of June 30, 2017, approximately 4.2 million shares of common stock remain available for repurchase under the program. Our senior secured term loan limits the amount we can spend on share repurchases, which was approximately $347 million as of June 30, 2017, and may prevent repurchases in certain circumstances.
Share-Based Compensation
We issue share-based awards in the form of stock options and restricted shares for certain employees, officers and directors. We recorded share-based compensation expense of $1.9 million and $3.6 million for the six months ended June 30, 2017 and 2016, respectively ($1.2 million and $1.7 million for the second quarter of 2017 and 2016, respectively). As of June 30, 2017, estimated unrecognized compensation costs related to share-based awards amounted to $9.2 million, which we expect to recognize over a weighted average remaining requisite service period of approximately 2.15 years.
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
Service-Based Options. These options generally vest over three or four years with equal annual cliff-vesting and expire on the earlier of ten years after the date of grant or following termination of service. A total of 792 thousand service-based awards were outstanding as of June 30, 2017.
Market-Based Options. These option grants generally have two components, each of which vests only upon the achievement of certain criteria. The first component, which we refer to internally as “ordinary performance” grants, consists of two-thirds of the market-based grant and begins to vest if the stock price is at least double the exercise price, as long as the stock price realizes a compounded annual gain of at least 20% over the exercise price. The remaining third of the market-based options, which we refer to internally as “extraordinary performance” grants, begins to vest if the stock price is at least triple the exercise price, as long as the stock price realizes a compounded annual gain of at least 25% over the exercise price. Market-based awards vest in three or four year installments with the first installment vesting upon the achievement of the criteria and the remaining installments vesting thereafter in annual installments. Market-based options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service or in the final three years of the option term, in which case vesting will generally continue in accordance with the provisions of the award agreement. A total of 945 thousand market-based awards were outstanding as of June 30, 2017.
Performance-Based Options. These option grants begin to vest upon the achievement of certain specific financial measures. Generally, one-third of the awards vest upon the achievement of the performance criteria and one-third vest on each anniversary of the grant date, or for certain other financial measures cliff-vest upon the achievement of the specific performance during the period from 2017 through 2021. The award of performance-based options is adjusted based on the level of achievement specified in the award agreements. If the performance criteria achieved is above threshold performance levels, participants have the opportunity to vest in 70% to 150% of the option grants, depending upon performance achieved. If the performance criteria achieved is below a certain threshold, the award is canceled. The options expire on the earlier of ten years after the date of grant or following termination of service. There were 126 thousand performance-based awards outstanding as of June 30, 2017.

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

The Company granted 129 thousand stock options (at a weighted average exercise price of $39.13 per share) and 94 thousand stock options (at a weighted average exercise price of $27.43 per share) during the six months ended June 30, 2017 and 2016, respectively.
The fair values of the service-based options and performance-based options were determined using the Black-Scholes option pricing model and the fair values of the market-based options were determined using a lattice (binomial) model. The following assumptions were used to determine the fair values as of the grant date:

	Six months ended June 30, 2017		Six months ended June 30, 2016
	Black-Scholes	Binomial	Black-Scholes	Binomial

Risk-free interest rate (%)	2.06 - 2.29	0.77 - 2.38	1.25 - 1.89	0.23 - 1.97
Expected stock price volatility (%)	61.49 - 66.68	66.68	59.75 - 62.14	59.76 - 62.14
Expected dividend yield	—	—	—	—
Expected option life (in years)	6.00 - 7.50	3.53 - 3.85	6.00 - 6.25	4.54 - 4.88
Fair value	$23.91 - $24.80	$23.54 - $24.30	$11.15 - $17.09	$11.06 - $17.58
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
The following table summarizes the weighted average grant date fair value of stock options granted per share, the total intrinsic value of stock options exercised and the grant date fair value of stock options that vested during the period presented:

	Six months ended June 30,
(in thousands, except per share amounts)	2017	2016

Weighted average grant date fair value of stock options granted per share	$24.23	$15.81
Intrinsic value of options exercised	875	1,002
Grant date fair value of stock options that vested	1,693	2,010
The following table summarizes the activity related to our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2016	1,996,509	$25.98	5.32	$15,942
Granted	128,630	39.13
Exercised	(62,232)	12.29
Forfeited	(200,316)	29.32

Outstanding at June 30, 2017	1,862,591	26.99	4.87	9,075

Exercisable at June 30, 2017	1,286,618	21.56	3.40	6,257
Other Share-Based Awards
The Company’s other share-based and similar types of awards are composed of restricted shares and, through August 29, 2016, Equity Appreciation Rights (“EAR”). Effective August 29, 2016, the EAR plans were terminated.
The restricted shares are composed of a combination of service-based awards and performance-based awards. Service-based awards generally vest over one to four years with either annual cliff-vesting, vesting of all of the restricted shares at the end of the vesting period or vesting beginning after two years of service. A total of 221 thousand service-based awards were outstanding as of June 30, 2017. Performance-based awards generally begin to vest upon the achievement of certain specific financial measures. Generally, one-third of the awards vest upon the achievement of the performance criteria and one-third vest on each anniversary of the grant date. The award of performance-based restricted shares is adjusted based on the level of achievement specified in the award agreements. If the performance criteria achieved is above threshold performance levels, participants have the opportunity

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

to vest in 80% to 150% of the restricted share award, depending on performance achieved. If the performance criteria achieved is below a certain threshold, the award is canceled. A total of 39 thousand performance-based awards were outstanding as of June 30, 2017. The Company granted 121 thousand restricted shares (at a weighted average price of $33.65 per share) during the six months ended June 30, 2017.
The following table summarizes the activity related to our restricted shares:

Number of restricted shares

Outstanding at December 31, 2016	231,730
Granted	120,842
Issued	(35,672)
Forfeited/canceled	(56,511)

Outstanding at June 30, 2017	260,389
NOTE 15 — REVENUE
Revenue includes service revenue, reimbursable expenses and non-controlling interests. Service revenue consists of amounts attributable to our fee-based services and sales of short-term investments in real estate. Reimbursable expenses and non-controlling interests are pass-through items for which we earn no margin. Reimbursable expenses consist of amounts we incur on behalf of our customers in performing our fee-based services that we pass directly on to our customers without a markup. Non-controlling interests represent the earnings of Lenders One, a consolidated entity not owned by Altisource, and is included in revenue and reduced from net income to arrive at net income attributable to Altisource (see Note 1). The components of revenue were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016

Service revenue	$238,107	$241,324	$467,946	$475,604
Reimbursable expenses	11,891	13,783	21,920	29,237
Non-controlling interests	687	692	1,302	1,090

Total	$250,685	$255,799	$491,168	$505,931
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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016

Compensation and benefits	$62,666	$69,773	$125,758	$134,836
Outside fees and services	93,369	73,326	179,263	145,129
Reimbursable expenses	11,891	13,783	21,920	29,237
Technology and telecommunications	10,941	10,703	22,292	20,643
Depreciation and amortization	6,526	6,786	14,113	13,389

Total	$185,393	$174,371	$363,346	$343,234

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 17 — SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses include payroll and employee benefits associated with personnel employed in executive, finance, law, compliance, human resources, vendor management, facilities, risk management, sales and marketing roles. This category also includes occupancy costs, professional fees, marketing costs, depreciation and amortization of non-operating assets and other expenses. The components of selling, general and administrative expenses were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016

Compensation and benefits	$15,541	$14,324	$28,047	$28,315
Occupancy related costs	9,538	8,799	19,811	17,882
Amortization of intangible assets	9,393	12,756	18,539	24,967
Professional services	4,367	6,696	8,097	13,436
Marketing costs	3,697	5,671	7,966	12,163
Depreciation and amortization	2,361	2,352	4,782	4,957
Other	7,573	3,609	12,929	6,103

Total	$52,470	$54,207	$100,171	$107,823
NOTE 18 — OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016

Gain on early extinguishment of debt	$3,937	$5,464	$3,937	$5,464
Expenses related to the purchase of available for sale securities	—	(3,356)	—	(3,356)
Interest income	44	6	142	17
Other, net	822	630	1,439	592

Total	$4,803	$2,744	$5,518	$2,717
NOTE 19 — EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities using the treasury stock method.
Basic and diluted EPS are calculated as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016

Net income attributable to Altisource	$9,035	$19,994	$15,580	$38,488

Weighted average common shares outstanding, basic	18,335	18,437	18,497	18,646
Dilutive effect of stock options and restricted shares	501	1,167	572	1,176

Weighted average common shares outstanding, diluted	18,836	19,604	19,069	19,822

Earnings per share:
Basic	$0.49	$1.08	$0.84	$2.06

Diluted	$0.48	$1.02	$0.82	$1.94

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

For the six months ended June 30, 2017 and 2016, 0.4 million options and 0.4 million options, respectively, that were anti-dilutive have been excluded from the computation of diluted EPS (0.4 million options and 0.4 million options for the second quarter of 2017 and 2016, respectively). These options were anti-dilutive and excluded from the computation of diluted EPS because their exercise price was greater than the average market price of our common stock. Also excluded from the computation of diluted EPS are 0.3 million options and restricted shares and 0.4 million options for the six months ended June 30, 2017 and 2016, respectively (0.3 million options and restricted shares and 0.4 million options for the second quarter of 2017 and 2016, respectively), which begin to vest upon the achievement of certain market criteria related to our common stock price, performance criteria and an annualized rate of return to shareholders that have not yet been met.
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
On September 8, 2014, the West Palm Beach Firefighters’ Pension Fund filed a putative securities class action suit against Altisource Portfolio Solutions S.A. and certain of its current or former officers and directors in the United States District Court for the Southern District of Florida alleging violations of the Securities Exchange Act of 1934 and Rule 10b-5 with regard to disclosures concerning pricing and transactions with related parties that allegedly inflated Altisource Portfolio Solutions S.A. share prices. The Court subsequently appointed the Pension Fund for the International Union of Painters and Allied Trades District Council 35 and the Annuity Fund for the International Union of Painters and Allied Trades District Council 35 as Lead Plaintiffs. On January 30, 2015, Lead Plaintiffs filed an amended class action complaint which added Ocwen Financial Corporation as a defendant, and seeks a determination that the action may be maintained as a class action on behalf of purchasers of Altisource Portfolio Solutions S.A. securities between April 25, 2013 and December 21, 2014 and an unspecified amount of damages. Altisource Portfolio Solutions S.A. moved to dismiss the suit on March 23, 2015. On September 4, 2015, the Court granted the defendants’ motion to dismiss, finding that the Lead Plaintiffs’ amended complaint failed to state a claim as to any of the defendants, but permitting the Lead Plaintiffs to file another amended complaint. Lead Plaintiffs subsequently filed second and third amended complaints with substantially similar claims and theories. Altisource Portfolio Solutions S.A. moved to dismiss the third amended complaint on October 22, 2015. On December 22, 2015, the Court issued an order dismissing with prejudice all claims against Ocwen Financial Corporation and certain claims against Altisource Portfolio Solutions S.A. and the officer and director defendants, but denying the motion to dismiss as to other claims. On December 19, 2016, the Court granted Lead Plaintiffs leave to file the fourth amended complaint, and Lead Plaintiffs filed the fourth amended complaint on December 28, 2016. On January 6, 2017, Defendants filed a motion to strike certain matters from the fourth amended complaint and a motion to dismiss certain claims pled in the fourth amended complaint. Before the Court ruled on Defendants’ motions, the parties notified the Court on January 19, 2017 of their agreement to settle the action, subject to Court approval and other customary terms and conditions described in the settlement stipulation filed with the Court, including rights of the parties to terminate the settlement under certain conditions. On February 10, 2017, the Court entered an order preliminarily approving the settlement, certifying a settlement class, approving the form and content of notice of the settlement to class members, establishing procedures for shareholders to request exclusion from the class or object to the settlement, and setting a hearing for May 30, 2017 to determine whether the settlement should be approved and the case dismissed with prejudice. Following the May 30, 2017 hearing, the Court entered an Order and Final Judgment dated May 30, 2017, approving the settlement and dismissing the case with prejudice. Under the settlement, Altisource Portfolio Solutions S.A. paid a total of $32 million in cash, $4 million of which was funded by insurance proceeds, to a settlement fund to resolve all claims asserted and which could have been asserted on behalf of investors who purchased or otherwise acquired Altisource Portfolio Solutions S.A. stock between April 25, 2013 and December 21, 2014. The settlement provides that Altisource Portfolio Solutions S.A. and the officer and director defendants deny all claims of wrongdoing or liability.
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

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

relating to certain aspects of our business. We believe it is premature to predict the potential outcome or to estimate any potential financial impact in connection with these inquiries.
As previously disclosed, Altisource received a Notice and Opportunity to Respond and Advise (“NORA”) letter on November 10, 2016 from the Consumer Financial Protection Bureau (“CFPB”) indicating that the CFPB is considering a potential enforcement action against Altisource relating to an alleged violation of federal law that primarily concerns certain technology services provided to Ocwen. The NORA letter provides the recipient an opportunity to present its positions to the CFPB before an enforcement action is recommended or commenced. On December 5, 2016, we provided a written response to the NORA letter setting forth the legal, policy and factual reasons why we believe an enforcement action is not warranted. We are committed to resolving any potential concerns of the CFPB. If the CFPB were to bring an enforcement action against us, the resolution of such action could have a material adverse impact on our business, reputation, financial condition and results of operations. However, we believe it is premature to predict the potential outcome or to estimate any potential financial impact in connection with any potential CFPB enforcement action.
Ocwen Related Matters
Ocwen is our largest customer and 58% of our revenue for the six months ended June 30, 2017 (58% of our revenue for the second quarter of 2017) was from Ocwen. Additionally, 17% of our revenue for the six months ended June 30, 2017 (16% of our revenue for the second quarter of 2017) was earned on the portfolios serviced by Ocwen, when a party other than Ocwen selected Altisource as the service provider.
Ocwen has disclosed that it is subject to a number of ongoing federal and state regulatory examinations, consent orders, inquiries, requests for information and other actions and is subject to pending legal proceedings that have or could result in adverse regulatory or other actions against Ocwen. For example, on April 20, 2017, the CFPB and the State of Florida filed separate complaints in the United States District Court for the Southern District of Florida against Ocwen alleging violations of Federal consumer financial law and, in the case of Florida, Florida statutes. As another example, on April 28, 2017, the Commonwealth of Massachusetts filed a lawsuit against Ocwen in the Superior Court for the Commonwealth of Massachusetts alleging violations of state consumer financial laws relating to Ocwen’s servicing business, including lender-placed insurance and property preservation fees. The complaints seek to obtain permanent injunctive relief, consumer redress, refunds, restitution, disgorgement, damages, civil penalties, costs and fees and other relief. In addition, a number of states publicly announced or otherwise undertook various administrative actions against Ocwen related to alleged violations of applicable laws and regulations related to servicing residential mortgages. Certain of the allegations in the complaints and certain of the state administrative actions assert that Ocwen’s use of certain Altisource services was a contributing factor to Ocwen’s purported violations. The state administrative actions announced or undertaken purportedly seek sanctions and various injunctive reliefs which may include restrictions on Ocwen obtaining additional mortgage servicing rights, continuing mortgage servicing or debt collection activities, originating or funding loans, initiating foreclosures or other limitations or restrictions on Ocwen’s business operations or licenses in certain of these states. All of the forgoing matters could result in adverse regulatory or other actions against Ocwen. While not all inclusive, other regulatory actions to date have included subjecting Ocwen to independent oversight of its operations and placing certain restrictions on its ability to acquire servicing rights. Ocwen may become subject to future federal and state regulatory investigations, inquiries, requests for information and legal proceedings, any of which could also result in adverse regulatory or other actions against Ocwen.
As of June 30, 2017, New Residential Investment Corp. (together with its subsidiaries, “NRZ”) owned the rights to approximately 78% of Ocwen’s non-government-sponsored enterprise (“non-GSE”) mortgage servicing rights (the “Subject MSRs”). Under agreements between NRZ and Ocwen (the “Existing Agreements”), NRZ has the right (not necessarily the obligation or ability) to transfer servicing away from Ocwen if Ocwen does not maintain certain minimum servicer ratings.
Ocwen has disclosed that, on July 23, 2017, it entered into a master agreement and a transfer agreement with NRZ to undertake certain actions to facilitate the transfer from Ocwen to NRZ of Ocwen’s remaining interests in the Subject MSRs. These actions include the parties cooperating to obtain any third party consents required to transfer the Subject MSRs to NRZ and, upon obtaining the required third party consents and the transfer of the applicable Subject MSRs to NRZ, NRZ will pay a lump sum restructuring fee to Ocwen in exchange for Ocwen forgoing payments under NRZ’s Existing Agreements with Ocwen. These lump sum restructuring fees may total up to approximately $400 million in the aggregate if all of the Subject MSRs are transferred to NRZ. In the event the required third party consents are not obtained by July 23, 2018 or an earlier date agreed to by Ocwen and NRZ, the applicable Subject MSRs may (i) become subject to a new agreement to be negotiated between Ocwen and NRZ, (ii) be acquired by Ocwen, or, if Ocwen does not desire or is otherwise unable to purchase, sold to one or more third parties, or (iii) remain subject to the Existing Agreements. Additionally, NRZ agreed to a standstill through January 23, 2019, subject to limited exceptions, on exercising certain of its rights under the Existing Agreements to replace Ocwen as servicer of certain Subject MSRs in the event of a termination event resulting from a servicer rating downgrade.

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Ocwen also disclosed that it entered into a five year subservicing agreement with NRZ pursuant to which Ocwen will subservice the mortgage loans related to the Subject MSRs that are transferred to NRZ. In addition, Ocwen disclosed that during the five year subservicing agreement term, NRZ may terminate the subservicing agreement for convenience, subject to Ocwen’s right to receive a termination fee and proper notice.
The foregoing may have significant adverse effects on Ocwen’s business and/or our continuing relationship with Ocwen. For example, Ocwen may be required to alter the way it conducts business, including the parties it contracts with for services (including information technology and software services), it may be required to seek changes to its existing pricing structure with us, it may lose its non-GSE servicing rights or subservicing arrangements or may lose one or more of its state servicing or origination licenses. Additional regulatory actions or adverse financial developments may impose additional restrictions on or require changes in Ocwen’s business that could require it to sell assets or change its business operations. Any or all of these effects could result in our eventual loss of Ocwen as a customer or a reduction in the number and/or volume of services they purchase from us or the loss of other customers.
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
Additionally, Ocwen has stated that it plans to transition from REALServicing to another mortgage servicing software platform. We anticipate that such a transition would be a multi-year project and Altisource would support Ocwen through such a transition. We do not anticipate that a servicing technology transition would impact the other services we provide to Ocwen. For the six months ended June 30, 2017 and 2016, service revenue from REALServicing was $13.4 million and $17.5 million, respectively ($6.3 million and $7.6 million for the second quarter of 2017 and 2016, respectively). We estimate that income before income tax from the REALServicing business currently operates at approximately break-even.
Management cannot predict the outcome of these matters or the impact they may have on Altisource. However, in the event these matters materially negatively impact Altisource, we believe the variable nature of our cost structure would allow us to realign our cost structure in line with remaining revenue. Furthermore, in the event of a significant reduction in the volume of services purchased or loans serviced by Ocwen, we believe the impact to Altisource could occur over an extended period of time.
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
Escrow and Trust Balances
We hold customers’ assets in escrow and trust accounts at various financial institutions pending completion of certain real estate activities. We also hold cash in trust accounts at various financial institutions where contractual obligations mandate maintaining

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

dedicated bank accounts for our collections business. These amounts are held in escrow and trust accounts for limited periods of time and are not included in the condensed consolidated balance sheets. Amounts held in escrow and trust accounts were $39.1 million and $64.1 million at June 30, 2017 and December 31, 2016, respectively.
NOTE 21 — SEGMENT REPORTING
Our business segments are based upon our organizational structure, which focuses primarily on the services offered, and are consistent with the internal reporting used by our Chief Executive Officer (our Chief Operating Decision Maker) to evaluate operating performance and to assess the allocation of our resources.
Effective January 1, 2017, our reportable segments changed as a result of changes in our internal organization, which changed the way our chief operating decision maker manages our businesses, allocates resources and evaluates performance. We now report our operations through two new reportable segments: Mortgage Market and Real Estate Market. In addition, we report Other Businesses, Corporate and Eliminations separately. Prior to the January 1, 2017 change in reportable segments, our reportable segments were Mortgage Services, Financial Services and Technology Services. The former Mortgage Services segment was separated into the Mortgage Market and Real Estate Market segments (as described below). Furthermore, certain of the software services business units that were formerly in the Technology Services segment and the mortgage charge-off collections business that was formerly in the Financial Services segment are now included in the Mortgage Market. Other Businesses, Corporate and Eliminations includes the other business that were formerly in the Financial Services segment as well as IT infrastructure management services formerly in the Technology Services segment. Prior year comparable period segment disclosures have been restated to conform to the current year presentation.
The Mortgage Market segment provides loan servicers and originators with marketplaces and services and a portfolio of software, data analytics and information technologies that span the mortgage lifecycle. The Real Estate Market segment provides rental property investors and real estate consumers with marketplaces, products and services that span the real estate lifecycle. In addition, the Other Businesses, Corporate and Eliminations segment includes businesses that provide asset recovery management collection services primarily to debt originators (e.g., credit card, auto lending and retail credit), customer relationship management services primarily to the utility, insurance and hotel industries and IT infrastructure management services. Other Businesses, Corporate and Eliminations also includes interest expense and costs related to corporate support functions including executive, finance, law, compliance, human resources, vendor management, facilities, risk management, and sales and marketing costs not allocated to the business units as well as eliminations between the reportable segments.
Financial information for our segments is as follows:

	Three months ended June 30, 2017
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue	$210,195	$25,130	$15,360	$250,685
Cost of revenue	144,326	26,844	14,223	185,393
Gross profit (loss)	65,869	(1,714)	1,137	65,292
Selling, general and administrative expenses	29,805	5,551	17,114	52,470
Income (loss) from operations	36,064	(7,265)	(15,977)	12,822
Total other income (expense), net	102	—	(764)	(662)

Income (loss) before income taxes and non-controlling interests	$36,166	$(7,265)	$(16,741)	$12,160

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

	Three months ended June 30, 2016
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue	$211,300	$24,804	$19,695	$255,799
Cost of revenue	135,723	16,854	21,794	174,371
Gross profit (loss)	75,577	7,950	(2,099)	81,428
Selling, general and administrative expenses	31,141	5,620	17,446	54,207
Income (loss) from operations	44,436	2,330	(19,545)	27,221
Total other income (expense), net	74	4	(3,322)	(3,244)

Income (loss) before income taxes and non-controlling interests	$44,510	$2,334	$(22,867)	$23,977

	Six months ended June 30, 2017
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue	$414,918	$45,193	$31,057	$491,168
Cost of revenue	284,476	48,987	29,883	363,346
Gross profit (loss)	130,442	(3,794)	1,174	127,822
Selling, general and administrative expenses	58,487	9,876	31,808	100,171
Income (loss) from operations	71,955	(13,670)	(30,634)	27,651
Total other income (expense), net	112	—	(5,857)	(5,745)

Income (loss) before income taxes and non-controlling interests	$72,067	$(13,670)	$(36,491)	$21,906

	Six months ended June 30, 2016
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue	$414,701	$48,713	$42,517	$505,931
Cost of revenue	269,766	31,312	42,156	343,234
Gross profit	144,935	17,401	361	162,697
Selling, general and administrative expenses	60,595	11,794	35,434	107,823
Income (loss) from operations	84,340	5,607	(35,073)	54,874
Total other income (expense), net	134	—	(9,946)	(9,812)

Income (loss) before income taxes and non-controlling interests	$84,474	$5,607	$(45,019)	$45,062

(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Total assets:
June 30, 2017	$308,501	$43,370	$264,757	$616,628
December 31, 2016	347,067	47,863	294,282	689,212

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Our services are provided to customers primarily located in the United States. Premises and equipment, net consist of the following, by country:

(in thousands)	June 30, 2017	December 31, 2016

United States	$57,030	$71,418
India	10,743	14,006
Luxembourg	16,793	14,791
Philippines	2,299	3,027
Uruguay	195	231

Total	$87,060	$103,473

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
Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the risks discussed in the “Risk Factors” section of our Form 10-K for the year ended December 31, 2016 and include the following:

•	if, as a result of difficulties faced by Ocwen Financial Corporation (“Ocwen”), we were to lose Ocwen as a customer or there is a significant reduction in the volume of services they purchase from us;

•	our ability to execute on our strategic initiatives;

•	our ability to retain our existing customers, expand relationships and attract new customers;

•	the level of loan delinquencies and charge-offs;

•	the level of origination volume;

•	technology failures;

•	the outsourcing trends;

•	our ability to raise debt;

•	our ability to retain our directors, executive officers and key personnel;

•	our ability to integrate acquired businesses;

•	our ability to comply with, and burdens imposed by, governmental regulations and policies and any changes in such regulations and policies; and

•	significant changes in the Luxembourg tax regime or interpretations of the Luxembourg tax regime.
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
Mortgage Market: Provides loan servicers and originators with marketplaces, services and technologies that span the mortgage lifecycle. Within the Mortgage Market segment, we provide:
Servicer Solutions - the solutions, services and technologies typically used or licensed primarily by residential loan servicers.

• Property preservation and inspection services	• Residential and commercial loan servicing technologies
• Real estate brokerage and auction services	• Vendor management, marketplace transaction management and payment management platforms
• Title insurance (agent and related services) and settlement services
• Document management platform
• Appraisal management services and broker and non-broker valuation services	• Default services (real estate owned (“REO”), foreclosure, bankruptcy, eviction) technologies

• Foreclosure trustee services	• Mortgage charge-off collections
• Non-legal processing and related services for and under the supervision of foreclosure, bankruptcy and eviction attorneys	• Residential and commercial loan disbursement processing, risk mitigation and construction inspection services
Origination Solutions - the solutions, services and technologies typically used or licensed by loan originators (or other similar mortgage market participants) in originating and buying residential mortgages.

• Title insurance (agent and related services) and settlement services	• Certified loan insurance and certification
• Vendor management platform
• Appraisal management services and broker and non-broker valuation services	• Mortgage banker cooperative, Best Partners Mortgage Cooperative, Inc., doing business as Lenders One® (“Lenders One”)
• Fulfillment services
• Loan origination system and document management platform	• Mortgage trading platform
Real Estate Market: Provides real estate consumers and rental property investors with marketplaces and services that span the real estate lifecycle. Within the Real Estate Market segment, we provide:
Consumer Real Estate Solutions - the solutions, services and technologies typically used by home buyers and sellers to handle key aspects of buying and selling a home.

• Real estate brokerage	• Mortgage brokerage
• Title insurance (agent and related services) and settlement services

Real Estate Investor Solutions - the solutions, services and technologies used by buyers and sellers of single family investment homes.

• Property preservation and inspection services	• Buy-renovate-sell
• Real estate brokerage and auction services	• Renovation services
• Data solutions	• Property management services
• Title insurance (agent and related services) and settlement services	• Appraisal management services and broker and non-broker valuation services

Other Businesses, Corporate and Eliminations: Our Other Businesses, Corporate and Eliminations segment includes certain non-core businesses, interest expense and costs related to corporate support functions. The businesses in this segment include post-charge-off consumer debt collection services, customer relationship management services and information technology (“IT”) infrastructure management services. Interest expense relates to the Company’s senior secured term loan and corporate support functions include executive, finance, law, compliance, human resources, vendor management, facilities, risk management and sales and marketing costs not allocated to the business units. This segment also includes eliminations of transactions between the reportable segments.
We classify revenue in three categories: service revenue, revenue from reimbursable expenses and non-controlling interests. In evaluating our performance, we focus on service revenue. Service revenue consists of amounts attributable to our fee-based services and sales of short-term investments in real estate. Reimbursable expenses and non-controlling interests are pass-through items for which we earn no margin. Reimbursable expenses consist of amounts we incur on behalf of our customers in performing our fee-based services that we pass directly on to our customers without a markup. Non-controlling interests represent the earnings of Lenders One. Lenders One is not owned by Altisource and is included in revenue and reduced from net income to arrive at net income attributable to Altisource.
Share Repurchase Program
On May 17, 2017, our shareholders approved the renewal of the share repurchase program originally approved by the shareholders on May 18, 2016, which replaced the previous share repurchase program. Under the program, we are authorized to purchase up to 4.6 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. Under the existing and prior programs, we purchased 0.8 million shares of common stock at an average price of $22.15 per share during the six months ended June 30, 2017 and 0.8 million shares at an average price of $25.79 per share during the six months ended June 30, 2016 (0.4 million shares at an average price of $19.17 per share for the second quarter of 2017 and 0.3 million shares at an average price of $26.74 per share for the second quarter of 2016). As of June 30, 2017, approximately 4.2 million shares of common stock remain available for repurchase under the program. Our senior secured term loan limits the amount we can spend on share repurchases, which was approximately $347 million as of June 30, 2017, and may prevent repurchases in certain circumstances.
Strategy and Growth Initiatives
Altisource provides a suite of mortgage, real estate and consumer debt services. Altisource is focused on becoming one of the premier providers of mortgage and real estate marketplaces and related services to a broad and diversified customer base. Within the mortgage and real estate market segments, we facilitate transactions and provide products, solutions and services related to home sales, home purchases, home rentals, home maintenance, mortgage origination and mortgage servicing.
Strategically, we are focused on our four business initiatives discussed below and continuing to strengthen our compliance management system.
Each of our business initiatives provides Altisource the potential to grow and diversify our customer and revenue base. We believe these initiatives address very large markets and directly leverage our core competencies and distinct competitive advantages. Our four strategic initiatives and a brief description of each follow.
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
Ocwen Related Matters
Revenue from Ocwen represented 58% of our revenue for the six months ended June 30, 2017 (58% of our revenue for the second quarter of 2017). Additionally, 17% of our revenue for the six months ended June 30, 2017 (16% of our revenue for the second quarter of 2017) was earned on the portfolios serviced by Ocwen, when a party other than Ocwen selected Altisource as the service provider.
Ocwen has disclosed that it is subject to a number of ongoing federal and state regulatory examinations, consent orders, inquiries, requests for information and other actions and is subject to pending legal proceedings that have or could result in adverse regulatory or other actions against Ocwen. For example, on April 20, 2017, the Consumer Financial Protection Bureau (“CFPB”) and the State of Florida filed separate complaints in the United States District Court for the Southern District of Florida against Ocwen alleging violations of Federal consumer financial law and, in the case of Florida, Florida statutes. As another example, on April 28, 2017, the Commonwealth of Massachusetts filed a lawsuit against Ocwen in the Superior Court for the Commonwealth of Massachusetts alleging violations of state consumer financial laws relating to Ocwen’s servicing business, including lender-placed insurance and property preservation fees. The complaints seek to obtain permanent injunctive relief, consumer redress, refunds, restitution, disgorgement, damages, civil penalties, costs and fees and other relief. In addition, a number of states publicly announced or otherwise undertook various administrative actions against Ocwen related to alleged violations of applicable laws and regulations related to servicing residential mortgages. Certain of the allegations in the complaints and certain of the state administrative actions assert that Ocwen’s use of certain Altisource services was a contributing factor to Ocwen’s purported violations. The state administrative actions announced or undertaken purportedly seek sanctions and various injunctive reliefs which may include restrictions on Ocwen obtaining additional mortgage servicing rights, continuing mortgage servicing or debt collection activities, originating or funding loans, initiating foreclosures or other limitations or restrictions on Ocwen’s business operations or licenses in certain of these states. All of the forgoing matters could result in adverse regulatory or other actions against Ocwen. While not all inclusive, other regulatory actions to date have included subjecting Ocwen to independent oversight of its operations and placing certain restrictions on its ability to acquire servicing rights. Ocwen may become subject to future federal and state regulatory investigations, inquiries, requests for information and legal proceedings, any of which could also result in adverse regulatory or other actions against Ocwen.
As of June 30, 2017, New Residential Investment Corp. (together with its subsidiaries, “NRZ”) owned the rights to approximately 78% of Ocwen’s non-GSE mortgage servicing rights (the “Subject MSRs”). Under agreements between NRZ and Ocwen (the “Existing Agreements”), NRZ has the right (not necessarily the obligation or ability) to transfer servicing away from Ocwen if Ocwen does not maintain certain minimum servicer ratings.
Ocwen has disclosed that, on July 23, 2017, it entered into a master agreement and a transfer agreement with NRZ to undertake certain actions to facilitate the transfer from Ocwen to NRZ of Ocwen’s remaining interests in the Subject MSRs. These actions include the parties cooperating to obtain any third party consents required to transfer the Subject MSRs to NRZ and, upon obtaining the required third party consents and the transfer of the applicable Subject MSRs to NRZ, NRZ will pay a lump sum restructuring fee to Ocwen in exchange for Ocwen forgoing payments under NRZ’s Existing Agreements with Ocwen. These lump sum restructuring fees may total up to approximately $400 million in the aggregate if all of the Subject MSRs are transferred to NRZ. In the event the required third party consents are not obtained by July 23, 2018 or an earlier date agreed to by Ocwen and NRZ, the applicable Subject MSRs may (i) become subject to a new agreement to be negotiated between Ocwen and NRZ, (ii) be acquired by Ocwen, or, if Ocwen does not desire or is otherwise unable to purchase, sold to one or more third parties, or (iii) remain subject to the Existing Agreements. Additionally, NRZ agreed to a standstill through January 23, 2019, subject to limited exceptions, on exercising certain of its rights under the Existing Agreements to replace Ocwen as servicer of certain Subject MSRs in the event of a termination event resulting from a servicer rating downgrade.
Ocwen also disclosed that it entered into a five year subservicing agreement with NRZ pursuant to which Ocwen will subservice the mortgage loans related to the Subject MSRs that are transferred to NRZ. In addition, Ocwen disclosed that during the five year subservicing agreement term, NRZ may terminate the subservicing agreement for convenience, subject to Ocwen’s right to receive a termination fee and proper notice.
The foregoing may have significant adverse effects on Ocwen’s business and/or our continuing relationship with Ocwen. For example, Ocwen may be required to alter the way it conducts business, including the parties it contracts with for services (including information technology and software services), it may be required to seek changes to its existing pricing structure with us, it may lose its non-GSE servicing rights or subservicing arrangements or may lose one or more of its state servicing or origination licenses. Additional regulatory actions or adverse financial developments may impose additional restrictions on or require changes in Ocwen’s business that could require it to sell assets or change its business operations. Any or all of these effects could result in our eventual loss of Ocwen as a customer or a reduction in the number and/or volume of services they purchase from us or the loss of other customers.

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
Additionally, Ocwen has stated that it plans to transition from REALServicing to another mortgage servicing software platform. We anticipate that such a transition would be a multi-year project and Altisource would support Ocwen through such a transition. We do not anticipate that a servicing technology transition would impact the other services we provide to Ocwen. For the six months ended June 30, 2017 and 2016, service revenue from REALServicing was $13.4 million and $17.5 million, respectively ($6.3 million and $7.6 million for the second quarter of 2017 and 2016, respectively). We estimate that income before income tax from the REALServicing business currently operates at approximately break-even.
Management cannot predict the outcome of these matters or the impact they may have on Altisource. However, in the event these matters materially negatively impact Altisource, we believe the variable nature of our cost structure would allow us to realign our cost structure in line with remaining revenue. Furthermore, in the event of a significant reduction in the volume of services purchased or loans serviced by Ocwen, we believe the impact to Altisource could occur over an extended period of time.

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
Factors Affecting Comparability
The following items may impact the comparability of our results:

•
The average number of loans serviced by Ocwen on REALServicing® was 1.3 million for the six months ended June 30, 2017 compared to 1.5 million for the six months ended June 30, 2016, a decrease of 13% (1.3 million for the second quarter of 2017 and 1.5 million for the second quarter of 2016, a decrease of 13%). The average number of delinquent non-GSE loans serviced by Ocwen on REALServicing was 184 thousand for the six months ended June 30, 2017 compared to 230 thousand for the six months ended June 30, 2016, a decrease of 20% (177 thousand for the second quarter of 2017 and 222 thousand for the second quarter of 2016, a decrease of 20%);

•
In the second quarter of 2017, we repurchased portions of our senior secured term loan with an aggregate par value of $26.0 million at a weighted average discount of 16.5%, recognizing a net gain of $3.9 million on the early extinguishment of debt (same amounts for the six months ended June 30, 2017). In the second quarter of 2016, we repurchased portions of our senior secured term loan with an aggregate par value of $51.0 million at a weighted average discount of 13.2%, recognizing a net gain of $5.5 million on the early extinguishment of debt (same amounts for the six months ended June 30, 2016);

•
During the six months ended June 30, 2016, we purchased 4.1 million shares of Residential common stock for $48.2 million (no comparative amounts in 2017). During the six months ended June 30, 2017 and 2016, we earned dividends of $1.2 million and $1.0 million, respectively ($0.6 million and $1.0 million for the second quarter of 2017 and 2016, respectively) related to this investment. In addition, in the second quarter of 2016, we incurred expenses of $3.4 million related to this investment (no comparative amounts in 2017);

•	On July 29, 2016, we acquired certain assets and assumed certain liabilities of Granite Loan Management of Delaware, LLC (“Granite”) for $9.5 million; and

•
The effective income tax rate increased to 22.9% for the six months ended June 30, 2017 from 12.2% for the six months ended June 30, 2016 (20.0% and 13.7% for the second quarter of 2017 and 2016, respectively). The effective tax rate increases were primarily due to changes in the expected mix of taxable income across the jurisdictions in which we operate.

CONSOLIDATED RESULTS OF OPERATIONS
Summary Consolidated Results
The following is a discussion of our consolidated results of operations for the periods indicated. For a more detailed discussion of the factors that affected the results of our business segments in these periods, see “Segment Results of Operations” below.
The following table sets forth information regarding our results of operations:

	Three months ended June 30,			Six months ended June 30,
(in thousands, except per share data)	2017	2016	% Increase (decrease)	2017	2016	% Increase (decrease)

Service revenue
Mortgage Market	$198,414	$197,479	—	$393,387	$385,564	2
Real Estate Market	24,347	24,173	1	43,536	47,574	(8)
Other Businesses, Corporate and Eliminations	15,346	19,672	(22)	31,023	42,466	(27)
Total service revenue	238,107	241,324	(1)	467,946	475,604	(2)
Reimbursable expenses	11,891	13,783	(14)	21,920	29,237	(25)
Non-controlling interests	687	692	(1)	1,302	1,090	19
Total revenue	250,685	255,799	(2)	491,168	505,931	(3)
Cost of revenue	185,393	174,371	6	363,346	343,234	6
Gross profit	65,292	81,428	(20)	127,822	162,697	(21)
Selling, general and administrative expenses	52,470	54,207	(3)	100,171	107,823	(7)
Income from operations	12,822	27,221	(53)	27,651	54,874	(50)
Other income (expense), net:
Interest expense	(5,465)	(5,988)	(9)	(11,263)	(12,529)	(10)
Other income (expense), net	4,803	2,744	75	5,518	2,717	103
Total other income (expense), net	(662)	(3,244)	(80)	(5,745)	(9,812)	(41)

Income before income taxes and non-controlling interests	12,160	23,977	(49)	21,906	45,062	(51)
Income tax provision	(2,438)	(3,291)	(26)	(5,024)	(5,484)	(8)

Net income	9,722	20,686	(53)	16,882	39,578	(57)
Net income attributable to non-controlling interests	(687)	(692)	(1)	(1,302)	(1,090)	19

Net income attributable to Altisource	$9,035	$19,994	(55)	$15,580	$38,488	(60)

Margins:
Gross profit/service revenue	27%	34%		27%	34%
Income from operations/service revenue	5%	11%		6%	12%

Earnings per share:
Basic	$0.49	$1.08	(55)	$0.84	$2.06	(59)
Diluted	$0.48	$1.02	(53)	$0.82	$1.94	(58)
Revenue
We recognized service revenue of $467.9 million for the six months ended June 30, 2017, a 2% decrease compared to the six months ended June 30, 2016 ($238.1 million for the second quarter of 2017, a 1% decrease compared to the second quarter of 2016). The decreases in service revenue for the six months ended June 30, 2017 and the second quarter of 2017 were primarily from the normal runoff of Ocwen’s portfolio in the Mortgage Market, Residential’s smaller portfolio of non-performing loans and REO in the Real Estate Market and lower service revenue in our customer relationship management and IT infrastructure services businesses in the Other Businesses, Corporate and Eliminations segment. Customer relationship management revenue declined because, during 2016, we severed relationships with certain clients that were not profitable to us and we experienced a reduction in volume from the transition of services from one customer to another. IT infrastructure services revenue declined from the transition of resources supporting Ocwen’s technology infrastructure to Ocwen. These decreases were largely offset by growth in referrals of certain higher fee property preservation services and growth in home sales revenue in the buy-renovate-sell business, which began operations in the second half of 2016. Reimbursable expenses revenue declined from a 2015 change in the pricing and billing model for preservation services on new Ocwen REO referrals that resulted in certain services that were historically reimbursable expenses revenue becoming service revenue. In addition, the six months ended June 30, 2017 reflects lower professional services revenues in our Servicer Solutions technologies businesses.
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
Cost of revenue consisted of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2017	2016	% Increase (decrease)	2017	2016	% Increase (decrease)

Compensation and benefits	$62,666	$69,773	(10)	$125,758	$134,836	(7)
Outside fees and services	93,369	73,326	27	179,263	145,129	24
Reimbursable expenses	11,891	13,783	(14)	21,920	29,237	(25)
Technology and telecommunications	10,941	10,703	2	22,292	20,643	8
Depreciation and amortization	6,526	6,786	(4)	14,113	13,389	5

Cost of revenue	$185,393	$174,371	6	$363,346	$343,234	6
Cost of revenue for the six months ended June 30, 2017 of $363.3 million increased 6% compared to the six months ended June 30, 2016 ($185.4 million for the second quarter of 2017, a 6% increase compared to the second quarter of 2016). The increases in cost of revenue were primarily driven by higher outside fees and services, partially offset by decreases in compensation and benefits costs and reimbursable expenses in the Mortgage Market and increased outside fees and services and compensation and benefits costs in the Real Estate Market. These increases were partially offset by lower compensation and benefits costs in the Other Businesses, Corporate and Eliminations segment.
In the Mortgage Market, outside fees and services increased due to growth in referrals of certain higher cost property preservation services in the Servicer Solutions business, consistent with the growth in service revenue discussed in the revenue section above. Compensation and benefits costs decreased in the Servicer Solutions business from lower headcount levels driven by lower customer volumes in certain business units. Reimbursable expenses declined primarily as a result of the change in the pricing and billing model discussed in the revenue section above.
In the Real Estate Market, outside fees and services increased from the cost of the real estate sold in connection with our buy-renovate-sell program, partially offset by lower property preservation referrals driven by Residential’s smaller portfolio of non-performing loans and REO in the Real Estate Investor Solutions business. In addition, compensation and benefits costs increased in the Consumer Real Estate Solutions business to support growth of this initiative.
The increases in cost of revenue in the Mortgage Market and Real Estate Market segments were partially offset by lower cost of revenue in the Other Businesses, Corporate and Eliminations segment, primarily due to a decrease in compensation and benefits costs associated with the transition of resources supporting Ocwen’s technology infrastructure to Ocwen and reduced headcount levels in our customer relationship management business from a decrease in client relationships, as discussed in the revenue section above.
Gross profit decreased to $127.8 million, representing 27% of service revenue, for the six months ended June 30, 2017 compared to $162.7 million, representing 34% of service revenue, for the six months ended June 30, 2016 (decreased to $65.3 million, representing 27% of service revenue, for the second quarter of 2017 compared to $81.4 million, representing 34% of service revenue, for the second quarter of 2016). Gross profit as a percentage of service revenue decreased primarily due to revenue mix and investments in our growth initiatives. Revenue mix changed from growth in the lower margin property preservation and buy-renovate-sell businesses and declines in other higher margin businesses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) include payroll for personnel employed in executive, finance, law, compliance, human resources, vendor management, facilities, risk management, sales and marketing roles. This category also includes occupancy related costs, amortization of intangible assets, professional services, marketing costs and depreciation and amortization of non-operating assets and other expenses.
SG&A expense consisted of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2017	2016	% Increase (decrease)	2017	2016	% Increase (decrease)

Compensation and benefits	$15,541	$14,324	8	$28,047	$28,315	(1)
Occupancy related costs	9,538	8,799	8	19,811	17,882	11
Amortization of intangible assets	9,393	12,756	(26)	18,539	24,967	(26)
Professional services	4,367	6,696	(35)	8,097	13,436	(40)
Marketing costs	3,697	5,671	(35)	7,966	12,163	(35)
Depreciation and amortization	2,361	2,352	—	4,782	4,957	(4)
Other	7,573	3,609	110	12,929	6,103	112

Selling, general and administrative expenses	$52,470	$54,207	(3)	$100,171	$107,823	(7)
SG&A for the six months ended June 30, 2017 of $100.2 million decreased 7% compared to the six months ended June 30, 2016 ($52.5 million for the second quarter of 2017, a 3% decrease compared to the second quarter of 2016). The decreases in SG&A were primarily due to lower amortization of intangible assets, driven by an increase in total projected revenue to be generated by the Homeward Residential, Inc. (“Homeward”) and Residential Capital, LLC (“ResCap”) portfolios over the lives of these portfolios (revenue-based amortization), lower professional services related to legal costs in connection with litigation and regulatory matters and lower marketing costs, driven by initial non-recurring Owners.com market launch costs incurred during the six months ended June 30, 2016. The decreases in SG&A were partially offset by unfavorable loss accrual adjustments of $2.7 million relating to facility closures and litigation related costs in other SG&A in the second quarter of 2017. In addition, the decreases in SG&A for the six months ended June 30, 2017 were partially offset by a $3.0 million favorable loss accrual adjustment in other SG&A in the six months ended June 30, 2016.
Income from Operations
Income from operations decreased to $27.7 million, representing 6% of service revenue, for the six months ended June 30, 2017 compared to $54.9 million, representing 12% of service revenue, for the six months ended June 30, 2016 (decreased to $12.8 million, representing 5% of service revenue, for the second quarter of 2017 compared to $27.2 million, representing 11% of service revenue, for the second quarter of 2016). The decrease in operating income as a percentage of service revenue was the result of the decrease in gross profit margin, partially offset by lower SG&A expenses, as discussed above.
Other Income (Expense), net
Other income (expense), net principally includes interest expense and other non-operating gains and losses. Interest expense was $11.3 million for the six months ended June 30, 2017, a decrease of $1.3 million compared to the six months ended June 30, 2016($5.5 million for the second quarter of 2017, a decrease of $0.5 million compared to the second quarter of 2016), primarily from the 2017 and 2016 repurchases of portions of our senior secured term loan with an aggregate par value of $77.0 million. Other non-operating gains and losses primarily represent gains on the early extinguishment of debt and income and expenses related to our investment in Residential common stock.
In the second quarter of 2017, we repurchased portions of our senior secured term loan with an aggregate par value of $26.0 million at a weighted average discount of 16.5%, recognizing a net gain of $3.9 million on the early extinguishment of debt. In the second quarter of 2016, we repurchased portions of our senior secured term loan with an aggregate par value of $51.0 million at a weighted average discount of 13.2%, recognizing a net gain of $5.5 million on the early extinguishment of debt.
During the six months ended June 30, 2016, we incurred expenses of $3.4 million and earned dividends of $1.0 million related to our investment in Residential common stock. During the six months ended June 30, 2017 and second quarter of 2017, we earned dividends of $1.2 million and $0.6 million, respectively, related to this investment.
Income Tax Provision
We recognized an income tax provision of $5.0 million for the six months ended June 30, 2017 compared to $5.5 million for the six months ended June 30, 2016 ($2.4 million and $3.3 million for the second quarter of 2017 and 2016, respectively). Our effective tax rate was 22.9% and 12.2% for the six months ended June 30, 2017 and June 30, 2016, respectively (20.0% and 13.7% for the second quarter of 2017 and 2016, respectively). Our effective tax rates differ from the Luxembourg statutory tax rate of 27.1% and 29.2% in 2017 and 2016, respectively, primarily due to the effect of certain deductions in Luxembourg and the mix of income and losses with varying tax rates in multiple taxing jurisdictions. The higher effective income tax rates for the six months ended June 30, 2017 and second quarter of 2017 were primarily the result of lower pretax income, which changed the mix of taxable income across the jurisdictions in which we operate.

SEGMENT RESULTS OF OPERATIONS
Effective January 1, 2017, our reportable segments changed as a result of changes in our internal organization, which changed the way our chief operating decision maker manages our businesses, allocates resources and evaluates performance. We now report our operations through two new reportable segments: Mortgage Market and Real Estate Market. In addition, we report Other Businesses, Corporate and Eliminations separately. Prior to the January 1, 2017 change in reportable segments, our reportable segments were Mortgage Services, Financial Services and Technology Services. The former Mortgage Services segment was separated into the Mortgage Market and Real Estate Market segments (see Overview - Our Business). Furthermore, certain of the software services business units that were formerly in the Technology Services segment and the mortgage charge-off collections business that was formerly in the Financial Services segment are now included in the Mortgage Market. Other Businesses, Corporate and Eliminations includes the asset recovery management services and customer relationship management services that were formerly in the Financial Services segment as well as IT infrastructure management services formerly in the Technology Services segment (see Overview - Our Business). Prior year comparable period segment disclosures have been restated to conform to the current year presentation.
The following section provides a discussion of pretax results of operations of our business segments. Transactions between segments are accounted for as third party arrangements for purposes of presenting segment results of operations and eliminated in consolidation.
Financial information for our segments was as follows:

	Three months ended June 30, 2017
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue
Service revenue	$198,414	$24,347	$15,346	$238,107
Reimbursable expenses	11,094	783	14	11,891
Non-controlling interests	687	—	—	687
	210,195	25,130	15,360	250,685
Cost of revenue	144,326	26,844	14,223	185,393
Gross profit (loss)	65,869	(1,714)	1,137	65,292
Selling, general and administrative expenses	29,805	5,551	17,114	52,470
Income (loss) from operations	36,064	(7,265)	(15,977)	12,822
Total other income (expense), net	102	—	(764)	(662)

Income (loss) before income taxes and non-controlling interests	$36,166	$(7,265)	$(16,741)	$12,160

Margins:
Gross profit (loss)/service revenue	33%	(7)%	7%	27%
Income (loss) from operations/service revenue	18%	(30)%	(104)%	5%

	Three months ended June 30, 2016
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue
Service revenue	$197,479	$24,173	$19,672	$241,324
Reimbursable expenses	13,129	631	23	13,783
Non-controlling interests	692	—	—	692
	211,300	24,804	19,695	255,799
Cost of revenue	135,723	16,854	21,794	174,371
Gross profit (loss)	75,577	7,950	(2,099)	81,428
Selling, general and administrative expenses	31,141	5,620	17,446	54,207
Income (loss) from operations	44,436	2,330	(19,545)	27,221
Total other income (expense), net	74	4	(3,322)	(3,244)

Income (loss) before income taxes and non-controlling interests	$44,510	$2,334	$(22,867)	$23,977

Margins:
Gross profit (loss)/service revenue	38%	33%	(11)%	34%
Income (loss) from operations/service revenue	23%	10%	(99)%	11%

	Six months ended June 30, 2017
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue
Service revenue	$393,387	$43,536	$31,023	$467,946
Reimbursable expenses	20,229	1,657	34	21,920
Non-controlling interests	1,302	—	—	1,302
	414,918	45,193	31,057	491,168
Cost of revenue	284,476	48,987	29,883	363,346
Gross profit (loss)	130,442	(3,794)	1,174	127,822
Selling, general and administrative expenses	58,487	9,876	31,808	100,171
Income (loss) from operations	71,955	(13,670)	(30,634)	27,651
Total other income (expense), net	112	—	(5,857)	(5,745)

Income (loss) before income taxes and non-controlling interests	$72,067	$(13,670)	$(36,491)	$21,906

Margins:
Gross profit (loss)/service revenue	33%	(9)%	4%	27%
Income (loss) from operations/service revenue	18%	(31)%	(99)%	6%

	Six months ended June 30, 2016
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue
Service revenue	$385,564	$47,574	$42,466	$475,604
Reimbursable expenses	28,047	1,139	51	29,237
Non-controlling interests	1,090	—	—	1,090
	414,701	48,713	42,517	505,931
Cost of revenue	269,766	31,312	42,156	343,234
Gross profit	144,935	17,401	361	162,697
Selling, general and administrative expenses	60,595	11,794	35,434	107,823
Income (loss) from operations	84,340	5,607	(35,073)	54,874
Total other income (expense), net	134	—	(9,946)	(9,812)

Income (loss) before income taxes and non-controlling interests	$84,474	$5,607	$(45,019)	$45,062

Margins:
Gross profit/service revenue	38%	37%	1%	34%
Income (loss) from operations/service revenue	22%	12%	(83)%	12%

Mortgage Market
Revenue
Revenue by business unit was as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2017	2016	% Increase (decrease)	2017	2016	% Increase (decrease)

Service revenue:
Servicer Solutions	$185,756	$185,086	—	$369,189	$362,932	2
Origination Solutions	12,658	12,393	2	24,198	22,632	7
Total service revenue	198,414	197,479	—	393,387	385,564	2

Reimbursable expenses:
Servicer Solutions	11,015	13,074	(16)	20,051	27,948	(28)
Origination Solutions	79	55	44	178	99	80
Total reimbursable expenses	11,094	13,129	(16)	20,229	28,047	(28)

Non-controlling interests	687	692	(1)	1,302	1,090	19

Total revenue	$210,195	$211,300	(1)	$414,918	$414,701	—
We recognized service revenue of $393.4 million for the six months ended June 30, 2017, a 2% increase compared to the six months ended June 30, 2016 ($198.4 million for the second quarter of 2017, a less than 1% increase compared to the second quarter of 2016). The increases in service revenue for the six months ended June 30, 2017 and the second quarter of 2017 were primarily due to growth in referrals of certain higher fee property preservation services in the Servicer Solutions business, a change in 2015 in the pricing and billing model for preservation services on new Ocwen REO referrals that resulted in certain services that were historically reimbursable expenses revenue becoming service revenue in the Servicer Solutions business, the acquisition of Granite in July 2016 and growth in non-Ocwen service revenues from new business and the expansion of existing business in the Servicer Solutions and Origination Solutions businesses. These increases were partially offset by a decrease in referrals in the other Servicer Solutions businesses, driven by the decline in the number of loans on REALServicing, largely as a result of the normal run-off of Ocwen’s loan portfolio. The decrease in reimbursable expenses revenue was primarily due to the change in 2015 in the pricing and billing model for preservation services on new Ocwen REO referrals described above. The increases for the six months ended June 30, 2017 were partially offset by lower professional services revenues in our Servicer Solutions technologies businesses.
Certain of our Mortgage Market businesses are impacted by seasonality. Revenues from property sales, loan originations and certain property preservation services are generally lowest during the fall and winter months and highest during the spring and summer months.
Cost of Revenue and Gross Profit
Cost of revenue consisted of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2017	2016	% Increase (decrease)	2017	2016	% Increase (decrease)

Compensation and benefits	$41,923	$45,846	(9)	$84,678	$89,817	(6)
Outside fees and services	78,710	65,499	20	154,080	129,231	19
Reimbursable expenses	11,094	13,129	(16)	20,229	28,047	(28)
Technology and telecommunications	7,709	7,232	7	15,881	14,423	10
Depreciation and amortization	4,890	4,017	22	9,608	8,248	16

Cost of revenue	$144,326	$135,723	6	$284,476	$269,766	5
Cost of revenue for the six months ended June 30, 2017 of $284.5 million increased by 5% compared to the six months ended June 30, 2016 ($144.3 million for the second quarter of 2017, a 6% increase compared to the second quarter of 2016). The increases in cost of revenue were primarily driven by higher outside fees and services, partially offset by decreases in reimbursable expenses and compensation and benefits costs. Outside fees and services increased due to growth in referrals of certain higher cost property preservation services in the Servicer Solutions business, consistent with the growth in service revenue discussed in the revenue section above. Reimbursable expenses declined primarily as a result of the change in billing discussed in the revenue section above. Compensation and benefits costs declined in the Servicer Solutions business from lower headcount levels driven by lower customer referrals in certain business units.
Gross profit decreased to $130.4 million, representing 33% of service revenue, for the six months ended June 30, 2017 compared to $144.9 million, representing 38% of service revenue, for the six months ended June 30, 2016 (decreased to $65.9 million, representing 33% of service revenue for the second quarter of 2017, compared to $75.6 million, representing 38% of service revenue for the second quarter of 2016). Gross profit as a percentage of service revenue declined primarily due to revenue mix from growth in the lower margin property preservation services and declines in other higher margin businesses.
Our margins can vary substantially depending upon service revenue mix.
Selling, General and Administrative Expenses and Income from Operations
SG&A expenses consisted of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2017	2016	% Increase (decrease)	2017	2016	% Increase (decrease)

Compensation and benefits	$5,947	$5,456	9	$11,101	$10,876	2
Professional services	2,469	3,119	(21)	4,699	7,128	(34)
Occupancy related costs	6,823	4,808	42	12,039	10,190	18
Amortization of intangible assets	8,709	12,024	(28)	17,144	23,418	(27)
Depreciation and amortization	1,006	984	2	1,869	1,911	(2)
Marketing costs	1,763	2,446	(28)	4,235	4,416	(4)
Other	3,088	2,304	34	7,400	2,656	179

Selling, general and administrative expenses	$29,805	$31,141	(4)	$58,487	$60,595	(3)
SG&A for the six months ended June 30, 2017 of $58.5 million decreased by 3% compared to the six months ended June 30, 2016 ($29.8 million for the second quarter of 2017, a 4% decrease compared to the second quarter of 2016). The decreases in SG&A were primarily driven by lower amortization of intangible assets, driven by an increase in total projected revenue to be generated by the Homeward and ResCap portfolios over the lives of these portfolios (revenue-based amortization), and reduced professional services related to legal costs in connection with litigation and regulatory matters. The decreases in SG&A for the six months ended June 30, 2017 were partially offset by a $3.0 million favorable loss accrual adjustment in other SG&A in the six months ended June 30, 2016.
Income from operations decreased to $72.0 million, representing 18% of service revenue, for the six months ended June 30, 2017 compared to $84.3 million, representing 22% of service revenue, for the six months ended June 30, 2016 (decreased to $36.1 million, representing 18% of service revenue for the second quarter of 2017, compared to $44.4 million, representing 23% of service revenue for the second quarter of 2016). The decreases in operating income as a percentage of service revenue were primarily the result of lower gross profit margins from the change in the revenue mix, partially offset by lower SG&A, as discussed above.

Real Estate Market
Revenue
Revenue by business unit was as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2017	2016	% Increase (decrease)	2017	2016	% Increase (decrease)

Service revenue:
Consumer Real Estate Solutions	$1,290	$275	N/M	$1,999	$519	285
Real Estate Investor Solutions	23,057	23,898	(4)	41,537	47,055	(12)
Total service revenue	24,347	24,173	1	43,536	47,574	(8)

Reimbursable expenses:
Real Estate Investor Solutions	783	631	24	1,657	1,139	45
Total reimbursable expenses	783	631	24	1,657	1,139	45

Total revenue	$25,130	$24,804	1	$45,193	$48,713	(7)
N/M — not meaningful.
We recognized service revenue of $43.5 million for the six months ended June 30, 2017, an 8% decrease compared to the six months ended June 30, 2016 ($24.3 million for the second quarter of 2017, a 1% increase compared to the second quarter of 2016). The decrease in service revenue for the six months ended June 30, 2017 was primarily due to lower property preservation referrals and brokerage commissions from REO sales in the Real Estate Investor Solutions business from lower inventories of REO homes for sale by Residential, partially offset by growth in home sales revenue in our buy-renovate-sell program in the Real Estate Investor Solutions business, which began operations in the second half of 2016, and growth in the Consumer Real Estate Solutions business from higher volumes. The increase in service revenue for the second quarter of 2017 was primarily due to growth in home sales revenue in our buy-renovate-sell program in the Real Estate Investor Solutions business, partially offset by lower property preservation referrals and brokerage commissions from REO sales in the Real Estate Investor Solutions business from lower inventories of REO homes for sale by Residential.
Cost of Revenue and Gross Profit (Loss)
Cost of revenue consisted of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2017	2016	% Increase (decrease)	2017	2016	% Increase (decrease)

Compensation and benefits	$10,148	$7,644	33	$19,390	$13,162	47
Outside fees and services	13,783	7,102	94	23,434	14,522	61
Reimbursable expenses	783	631	24	1,657	1,139	45
Technology and telecommunications	1,734	1,267	37	3,456	2,108	64
Depreciation and amortization	396	210	89	1,050	381	176

Cost of revenue	$26,844	$16,854	59	$48,987	$31,312	56
Cost of revenue for the six months ended June 30, 2017 of $49.0 million increased by 56% compared to the six months ended June 30, 2016 ($26.8 million for the second quarter of 2017, a 59% increase compared to the second quarter of 2016). The increases in cost of revenue were primarily due to increased outside fees and services in the Real Estate Investor Solutions business from the cost of the real estate sold in connection with our buy-renovate-sell program, partially offset by lower property preservation referrals. In addition, compensation and benefits costs increased in the Consumer Real Estate Solutions business to support growth of this initiative.
Gross profit decreased to a loss of $3.8 million, representing (9)% of service revenue, for the six months ended June 30, 2017, compared to gross profit of $17.4 million, representing 37% of service revenue, for the six months ended June 30, 2016 (decreased to a loss of $1.7 million, representing (7)% of service revenue for the second quarter of 2017, compared to gross profit of $8.0 million, representing 33% of service revenue for the second quarter of 2016). Gross profit as a percentage of service revenue declined primarily as a result of growth of the lower margin buy-renovate-sell program, lower brokerage commissions from REO sales and higher compensation and benefits costs to support growth of the Consumer Real Estate Solutions business.
Selling, General and Administrative Expenses and Income (Loss) from Operations
SG&A expenses consisted of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2017	2016	% Increase (decrease)	2017	2016	% Increase (decrease)

Compensation and benefits	$1,138	$379	200	$1,737	$910	91
Professional services	312	212	47	635	604	5
Occupancy related costs	1,050	646	63	1,722	1,066	62
Amortization of intangible assets	211	232	(9)	422	548	(23)
Depreciation and amortization	225	158	42	381	250	52
Marketing costs	1,880	3,443	(45)	3,604	7,480	(52)
Other	735	550	34	1,375	936	47

Selling, general and administrative expenses	$5,551	$5,620	(1)	$9,876	$11,794	(16)
SG&A for the six months ended June 30, 2017 of $9.9 million decreased by 16% compared to the six months ended June 30, 2016 ($5.6 million for the second quarter of 2017, a 1% decrease compared to the second quarter of 2016). The decrease in SG&A for the six months ended June 30, 2017 was primarily the result of lower marketing costs as a result of initial non-recurring Owners.com market launch costs incurred in 2016, partially offset by higher compensation and benefits costs in the Consumer Real Estate Solutions business to support the growth of this initiative.
Income from operations decreased to a loss from operations of $13.7 million, representing (31)% of service revenue, for the six months ended June 30, 2017 compared to income from operations of $5.6 million, representing 12% of service revenue, for the six months ended June 30, 2016 (decreased to a loss from operations of $7.3 million, representing (30)% of service revenue for the second quarter of 2017, compared to income from operations of $2.3 million, representing 10% of service revenue for the second quarter of 2016). The decrease in operating income as a percentage of service revenue was primarily the result of lower gross profit margins, as discussed above.
Other Businesses, Corporate and Eliminations
Revenue
Revenue by business unit was as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2017	2016	% Increase (decrease)	2017	2016	% Increase (decrease)

Service revenue:
Customer relationship management	$7,503	$9,374	(20)	$14,860	$20,275	(27)
Asset recovery management	6,120	6,478	(6)	12,197	12,760	(4)
IT infrastructure services	1,723	3,820	(55)	3,966	9,431	(58)
Total service revenue	15,346	19,672	(22)	31,023	42,466	(27)

Reimbursable expenses:
Asset recovery management	14	23	(39)	34	51	(33)
Total reimbursable expenses	14	23	(39)	34	51	(33)

Total revenue	$15,360	$19,695	(22)	$31,057	$42,517	(27)
We recognized service revenue of $31.0 million for the six months ended June 30, 2017, a 27% decrease compared to the six months ended June 30, 2016 ($15.3 million for the second quarter of 2017, a 22% decrease compared to the second quarter of 2016). The decreases were primarily due to lower customer relationship management business as we have severed relationships with certain clients that were not profitable to us and we experienced a reduction in volume from the transition of services from one customer to another. In addition, IT infrastructure services, which are typically billed on a cost plus basis, declined due to the transition of resources supporting Ocwen’s technology infrastructure to Ocwen.
Certain of our other businesses are impacted by seasonality. Revenue in the asset recovery management business tends to be higher in the first quarter, as borrowers may utilize tax refunds and bonuses to pay debts, and generally declines throughout the remainder of the year.
Cost of Revenue and Gross Profit
Cost of revenue consisted of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2017	2016	% Increase (decrease)	2017	2016	% Increase (decrease)

Compensation and benefits	$10,595	$16,283	(35)	$21,690	$31,857	(32)
Outside fees and services	876	725	21	1,749	1,376	27
Reimbursable expenses	14	23	(39)	34	51	(33)
Technology and telecommunications	1,498	2,204	(32)	2,955	4,112	(28)
Depreciation and amortization	1,240	2,559	(52)	3,455	4,760	(27)

Cost of revenue	$14,223	$21,794	(35)	$29,883	$42,156	(29)
Cost of revenue for the six months ended June 30, 2017 of $29.9 million decreased by 29% compared to the six months ended June 30, 2016 ($14.2 million for the second quarter of 2017, a 35% decrease compared to the second quarter of 2016). The decrease in cost of revenue was primarily due to a decrease in compensation and benefits costs associated with the transition of resources supporting Ocwen’s technology infrastructure to Ocwen and reduced headcount levels in our customer relationship management business from a decrease in client relationships, as discussed in the revenue section above.
Gross profit increased to $1.2 million, representing 4% of service revenue, for the six months ended June 30, 2017 compared to $0.4 million, representing 1% of service revenue, for the six months ended June 30, 2016 (increased to gross profit of $1.1 million, representing 7% of service revenue for the second quarter of 2017, compared to a gross loss of $2.1 million, representing (11)% of service revenue for the second quarter of 2016). Gross profit as a percentage of service revenue increased as the decrease in customer relationship management and IT infrastructure revenue was more than offset by the reduction in expenses.
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
Other income (expense), net includes interest expense and non-operating gains and losses.
Other Businesses, Corporate and Eliminations also includes eliminations of transactions between the reportable segments.
SG&A expenses consisted of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2017	2016	% Increase (decrease)	2017	2016	% Increase (decrease)

Compensation and benefits	$8,456	$8,489	—	$15,209	$16,529	(8)
Professional services	1,586	3,365	(53)	2,763	5,704	(52)
Occupancy related costs	1,665	3,345	(50)	6,050	6,626	(9)
Amortization of intangible assets	473	500	(5)	973	1,001	(3)
Depreciation and amortization	1,130	1,210	(7)	2,532	2,796	(9)
Marketing costs	54	(218)	(125)	127	267	(52)
Other	3,750	755	N/M	4,154	2,511	65

Selling, general and administrative expenses	17,114	17,446	(2)	31,808	35,434	(10)

Other expenses, net	764	3,322	(77)	5,857	9,946	(41)

Total corporate costs	$17,878	$20,768	(14)	$37,665	$45,380	(17)
N/M — not meaningful.
SG&A for the six months ended June 30, 2017 of $31.8 million decreased by 10% compared to the six months ended June 30, 2016 ($17.1 million for the second quarter of 2017, a 2% decrease compared to the second quarter of 2016). The decrease in SG&A for the six months ended June 30, 2017 was primarily due to lower legal and regulatory costs, partially offset by unfavorable loss accrual adjustments of $2.7 million related to facility closures and litigation related costs in other SG&A in the second quarter of 2017. The increase in SG&A in the second quarter of 2017 was primarily due to unfavorable loss accrual adjustments of $2.7 million in other SG&A, partially offset by professional services related to legal costs in connection with litigation and regulatory matters.
Loss from operations decreased to $30.6 million for the six months ended June 30, 2017 compared to a loss of $35.1 million for the six months ended June 30, 2016 (decreased to $16.0 million for the second quarter of 2017 compared to a loss of $19.5 million for the second quarter of 2016). The decreases in loss from operations were primarily driven by the increases in gross profit and lower SG&A for the six months ended June 30, 2017, as discussed above.
Other expenses, net principally includes interest expense and other non-operating gains and losses. For the six months ended June 30, 2017, other expenses, net of $5.9 million decreased by 41% compared to the six months ended June 30, 2016 ($0.8 million for the second quarter of 2017, decreased by 77% compared to the second quarter of 2016) from lower interest expense and non-recurring expenses incurred in the second quarter of 2016 relating to our investment in Residential. These reductions were partially offset by lower gains on the early extinguishment of debt in the second quarter of 2017.
Interest expense was $11.3 million for the six months ended June 30, 2017, a decrease of $1.3 million compared to the six months ended June 30, 2016 ($5.5 million for the second quarter of 2017, a decrease of $0.5 million compared to the second quarter of 2016), primarily from the 2017 and 2016 repurchases of portions of our senior secured term loan with an aggregate par value of $77.0 million.
In the second quarter of 2017, we repurchased portions of our senior secured term loan with an aggregate par value of $26.0 million at a weighted average discount of 16.5%, recognizing a net gain of $3.9 million on the early extinguishment of debt. In the second quarter of 2016, we repurchased portions of our senior secured term loan with an aggregate par value of $51.0 million at a weighted average discount of 13.2%, recognizing a net gain of $5.5 million on the early extinguishment of debt.
During the six months ended June 30, 2016, we incurred expenses of $3.4 million and earned dividends of $1.0 million related to our investment in Residential common stock. During the six months ended June 30, 2017 and the second quarter of 2017, we earned dividends of $1.2 million and $0.6 million, respectively, related to this investment.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary source of liquidity is cash flows from operations. We seek to deploy cash generated in a disciplined manner. Principally, we intend to use cash to develop and grow complementary services and businesses that we believe will generate attractive margins in line with our core capabilities and strategy. We use cash for scheduled repayments of our senior secured term loan and seek to use cash from time to time to repurchase shares of our common stock and repurchase our senior secured term loan. In addition, we consider and evaluate business acquisitions that may arise from time to time that are aligned with our strategy.
For the six months ended June 30, 2017, we used $24.8 million to repay and repurchase portions of the senior secured term loan ($23.3 million for the second quarter of 2017) and $18.6 million to repurchase shares of our common stock ($8.0 million for the second quarter of 2017).
Senior Secured Term Loan
On November 27, 2012, Altisource Solutions S.à r.l., a wholly-owned subsidiary of Altisource Portfolio Solutions S.A., entered into a senior secured term loan agreement with Bank of America, N.A., as administrative agent, and certain lenders. Altisource Portfolio Solutions S.A. and certain subsidiaries are guarantors of the term loan. We subsequently entered into three amendments to the senior secured term loan agreement to increase the principal amount of the senior secured term loan and, among other changes, re-establish the $200.0 million incremental term loan facility accordion, lower the interest rate, extend the maturity date by approximately one year and increase the maximum amount of Restricted Junior Payments (as defined in the senior secured term loan agreement; other capitalized terms, unless defined herein, are defined in the senior secured term loan agreement). The lenders of the senior secured term loan, as amended, have no obligation to provide any such additional debt under the accordion provision. As of June 30, 2017, $450.6 million was outstanding under the senior secured term loan agreement, as amended, compared to $479.7 million as of December 31, 2016.
After giving effect to the third amendment entered into on August 1, 2014, the term loan must be repaid in equal consecutive quarterly principal installments of $1.5 million, with the balance due at maturity. All amounts outstanding under the senior secured term loan agreement will become due on the earlier of (i) December 9, 2020 and (ii) the date on which the loans are declared to be due and owing by the administrative agent at the request (or with the consent) of the Required Lenders or as otherwise provided in the senior secured term loan agreement upon the occurrence of any event of default under the senior secured term loan agreement. However, if the leverage ratio exceeds 3.00 to 1.00, as calculated in accordance with the provisions of the senior secured term loan agreement, a percentage of cash flows must be used to repay principal (the percentage increases if the leverage ratio exceeds 3.50 to 1.00). No mandatory prepayments were required for the six months ended June 30, 2017. The interest rate as of June 30, 2017 was 4.72%.
In the second quarter of 2017, we repurchased portions of our senior secured term loan with an aggregate par value of $26.0 million at a weighted average discount of 16.5%, recognizing a net gain of $3.9 million on the early extinguishment of debt. In the second quarter of 2016, we repurchased portions of our senior secured term loan with an aggregate par value of $51.0 million at a weighted average discount of 13.2%, recognizing a net gain of $5.5 million on the early extinguishment of debt.
The debt covenants in the senior secured term loan agreement limit, among other things, our ability to incur additional debt, pay dividends and repurchase shares of our common stock. In the event we require additional liquidity, our ability to obtain it may be limited by the senior secured term loan.
Cash Flows
The following table presents our cash flows for the six months ended June 30:

(in thousands)	2017	2016	% Increase (decrease)

Net income adjusted for non-cash items	$58,530	$83,015	(29)
Changes in operating assets and liabilities	(46,013)	(13,610)	(238)
Net cash provided by operating activities	12,517	69,405	(82)
Net cash used in investing activities	(5,929)	(60,670)	90
Net cash used in financing activities	(41,677)	(67,576)	38
Net decrease in cash and cash equivalents	(35,089)	(58,841)	40
Cash and cash equivalents at the beginning of the period	149,294	179,327	(17)

Cash and cash equivalents at the end of the period	$114,205	$120,486	(5)
Cash Flows from Operating Activities
Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net income. For the six months ended June 30, 2017, cash flows provided by operating activities were $12.5 million, or $0.03 for every dollar of service revenue ($0.13 for every dollar of service revenue for the second quarter of 2017) compared to cash flows generated from operating activities of $69.4 million, or $0.15 for every dollar of service revenue for the six months ended June 30, 2016 ($0.17 for every dollar of service revenue for the second quarter of 2016). The decrease in cash flows from operations for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was principally driven by the $28.0 million net payment for the previously accrued litigation settlement combined with lower net income, partially offset by higher collections of accounts receivable, primarily driven by timing.
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
Cash Flows from Investing Activities
Cash flows from investing activities for the six months ended June 30, 2017 and 2016 primarily included capital expenditures and purchases and sales of available for sale securities. For the six months ended June 30, 2017 and 2016, we used $5.7 million and $12.4 million, respectively, for capital expenditures primarily related to investments in the development of certain software applications, IT infrastructure and facility build-outs. The decrease in capital expenditures primarily related to the completion of several software development projects and facility build-outs in 2016. In addition, during the six months ended June 30, 2016, we purchased 4.1 million shares of Residential common stock for $48.2 million including brokers’ commissions (no comparative amount in 2017).
Cash Flows from Financing Activities
Cash flows from financing activities for the six months ended June 30, 2017 and 2016 primarily included activities associated with share repurchases, debt repayments, stock option exercises and payments to non-controlling interests. During the six months ended June 30, 2017 and 2016, we used $15.5 million and $19.7 million, respectively, to repurchase our common stock. In addition, during the six months ended June 30, 2017 and 2016, we used $24.8 million and $47.8 million, respectively, to repurchase portions of our senior secured term loan and make scheduled repayments of our senior secured term loan. During the six months ended June 30, 2017 and 2016, stock option exercises provided proceeds of $0.8 million and $1.0 million, respectively. During each of the six months ended June 30, 2017 and 2016, we distributed $1.1 million to non-controlling interests. Also during the six months ended June 30, 2017, we made payments of $1.1 million to satisfy employee tax withholding obligations on the issuance of restricted shares. These payments were made to tax authorities, at the employees’ direction, to satisfy the employees’ tax obligations rather than issuing a portion of vested restricted shares to employees.
Liquidity Requirements after June 30, 2017
On September 12, 2014, we acquired certain assets and assumed certain liabilities of Mortgage Builder Software, Inc. (“Mortgage Builder”). The Mortgage Builder purchase agreement provides for the payment of up to $7.0 million in potential additional consideration based on Adjusted Revenue (as defined in the purchase agreement). As of June 30, 2017, we have recorded $0.4 million of potential additional consideration related to the Mortgage Builder acquisition. The amount ultimately paid will depend on Mortgage Builder’s Adjusted Revenue in the last of the three consecutive 12-month periods following acquisition.
On July 17, 2015, we acquired CastleLine Holdings, LLC and its subsidiaries. A portion of the purchase consideration totaling $10.5 million is payable to the sellers over four years from the acquisition date, including $3.8 million to be paid to certain of the sellers that is contingent on future employment. As of June 30, 2017, we have paid $4.7 million of the $10.5 million that is payable over four years from the acquisition date and $0 of the $3.8 million purchase consideration that is contingent on future employment.
During the next 12 months, we expect to distribute approximately $2.0 million to the Lenders One members representing non-controlling interest, repay $1.5 million of the senior secured term loan and pay $5.1 million of interest expense under the senior secured term loan agreement.
We believe that we will generate sufficient cash flows from operations to fund capital expenditures and required debt and interest payments for the next 12 months.

Contractual Obligations, Commitments and Contingencies
For the six months ended June 30, 2017, there were no significant changes to our contractual obligations from those identified in our Form 10-K for the fiscal year ended December 31, 2016, other than those that occur in the normal course of business. See Note 20 to the condensed consolidated financial statements.
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
Our critical accounting policies are described in the MD&A section of our Form 10-K for the year ended December 31, 2016 filed with the SEC on February 16, 2017. Those policies have not changed during the six months ended June 30, 2017.
Recently Adopted and Future Adoption of New Accounting Pronouncements
See Note 1 to the condensed consolidated financial statements for a discussion of the future adoption of new accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market Risk
Our financial market risk consists primarily of interest rate and foreign currency exchange rate risk.
Interest Rate Risk
As of June 30, 2017, the interest rate charged on the senior secured term loan was 4.72%. The interest rate is calculated based on the Adjusted Eurodollar Rate (as defined in the senior secured term loan agreement) with a minimum floor of 1.00% plus 3.50%.
Based on the principal amount outstanding at June 30, 2017, a one percentage point increase in the Eurodollar Rate would increase our annual interest expense by approximately $4.5 million, based on the June 30, 2017 Adjusted Eurodollar Rate. There would be a $1.0 million decrease in our annual interest expense if there was a one percentage point decrease in the Eurodollar Rate.
Currency Exchange Risk
We are exposed to currency risk from potential changes in currency values of our non-United States dollar denominated expenses, assets, liabilities and cash flows. Our most significant currency exposure relates to the Indian rupee. Based on expenses incurred in Indian rupees during the second quarter of 2017, a one percentage point increase or decrease in value of the Indian rupee in relation to the United States dollar would increase or decrease our annual expenses by approximately $1.1 million.
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
As of June 30, 2017, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of June 30, 2017.

b)	Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On September 8, 2014, the West Palm Beach Firefighters’ Pension Fund filed a putative securities class action suit against Altisource Portfolio Solutions S.A. and certain of its current or former officers and directors in the United States District Court for the Southern District of Florida alleging violations of the Securities Exchange Act of 1934 and Rule 10b-5 with regard to disclosures concerning pricing and transactions with related parties that allegedly inflated Altisource Portfolio Solutions S.A. share prices. The Court subsequently appointed the Pension Fund for the International Union of Painters and Allied Trades District Council 35 and the Annuity Fund for the International Union of Painters and Allied Trades District Council 35 as Lead Plaintiffs. On January 30, 2015, Lead Plaintiffs filed an amended class action complaint which added Ocwen Financial Corporation as a defendant, and seeks a determination that the action may be maintained as a class action on behalf of purchasers of Altisource Portfolio Solutions S.A. securities between April 25, 2013 and December 21, 2014 and an unspecified amount of damages. Altisource Portfolio Solutions S.A. moved to dismiss the suit on March 23, 2015. On September 4, 2015, the Court granted the defendants’ motion to dismiss, finding that the Lead Plaintiffs’ amended complaint failed to state a claim as to any of the defendants, but permitting the Lead Plaintiffs to file another amended complaint. Lead Plaintiffs subsequently filed second and third amended complaints with substantially similar claims and theories. Altisource Portfolio Solutions S.A. moved to dismiss the third amended complaint on October 22, 2015. On December 22, 2015, the Court issued an order dismissing with prejudice all claims against Ocwen Financial Corporation and certain claims against Altisource Portfolio Solutions S.A. and the officer and director defendants, but denying the motion to dismiss as to other claims. On December 19, 2016, the Court granted Lead Plaintiffs leave to file the fourth amended complaint, and Lead Plaintiffs filed the fourth amended complaint on December 28, 2016. On January 6, 2017, Defendants filed a motion to strike certain matters from the fourth amended complaint and a motion to dismiss certain claims pled in the fourth amended complaint. Before the Court ruled on Defendants’ motions, the parties notified the Court on January 19, 2017 of their agreement to settle the action, subject to Court approval and other customary terms and conditions described in the settlement stipulation filed with the Court, including rights of the parties to terminate the settlement under certain conditions. On February 10, 2017, the Court entered an order preliminarily approving the settlement, certifying a settlement class, approving the form and content of notice of the settlement to class members, establishing procedures for shareholders to request exclusion from the class or object to the settlement, and setting a hearing for May 30, 2017 to determine whether the settlement should be approved and the case dismissed with prejudice. Following the May 30, 2017 hearing, the Court entered an Order and Final Judgment dated May 30, 2017, approving the settlement and dismissing the case with prejudice. Under the settlement, Altisource Portfolio Solutions S.A. paid a total of $32 million in cash, $4 million of which was funded by insurance proceeds, to a settlement fund to resolve all claims asserted and which could have been asserted on behalf of investors who purchased or otherwise acquired Altisource Portfolio Solutions S.A. stock between April 25, 2013 and December 21, 2014. The settlement provides that Altisource Portfolio Solutions S.A. and the officer and director defendants deny all claims of wrongdoing or liability.
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
As previously disclosed, Altisource received a Notice and Opportunity to Respond and Advise (“NORA”) letter on November 10, 2016 from the Consumer Financial Protection Bureau (“CFPB”) indicating that the CFPB is considering a potential enforcement action against Altisource relating to an alleged violation of federal law that primarily concerns certain technology services provided to Ocwen. The NORA letter provides the recipient an opportunity to present its positions to the CFPB before an enforcement action is recommended or commenced. On December 5, 2016, we provided a written response to the NORA letter setting forth the legal, policy and factual reasons why we believe an enforcement action is not warranted. We are committed to resolving any potential concerns of the CFPB. If the CFPB were to bring an enforcement action against us, the resolution of such action could have a material adverse impact on our business, reputation, financial condition and results of operations. However, we believe it is premature to predict the potential outcome or to estimate any potential financial impact in connection with any potential CFPB enforcement action.
Item 1A. Risk Factors
As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Form 10-K for the year ended December 31, 2016 filed with the SEC on February 16, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to our repurchases of our equity securities during the three months ended June 30, 2017:

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum number of shares that may yet be purchased under the plans or programs(1)

Common stock:
April 1 – 30, 2017	—	$—	—	3,460,598
May 1 – 31, 2017	245,663	20.08	245,663	4,390,108
June 1 – 30, 2017	170,443	17.85	170,443	4,219,665

	416,106	$19.17	416,106	4,219,665

(1)
On May 17, 2017, our shareholders approved the renewal of the share repurchase program originally approved by the shareholders on May 18, 2016, which replaced the previous share repurchase program and authorizes us to purchase up to 4.6 million shares of our common stock in the open market, subject to certain parameters.

Item 6. Exhibits

3.1	*	Amended and Restated Articles of Incorporation of Altisource Portfolio Solutions S.A.

10.1	†	Form of Non-Qualified Stock Option Award Agreement (2017 Performance-Based Stock Options) (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 13, 2017)

10.2	†	Form of Non-Qualified Stock Option Award Agreement (Service Revenue Stock Options) (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on April 13, 2017)

10.3	†	Form of Restricted Stock Award Agreement (2017 Performance-Based Restricted Shares) (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on April 13, 2017)

10.4	†	Form of Restricted Stock Award Agreement (Service-Based Restricted Shares) (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on April 13, 2017)

31.1	*	Section 302 Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	*	Section 302 Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	*
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017 is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2017 and 2016; (iii) Condensed Consolidated Statements of Equity for the six months ended June 30, 2017 and 2016; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (v) Notes to Condensed Consolidated Financial Statements.

†	Denotes a management contract or compensatory arrangement
*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
(Registrant)

Date:	August 9, 2017	By:	/s/ Michelle D. Esterman
Michelle D. Esterman
Chief Financial Officer
(On behalf of the Registrant and as its Principal Financial Officer)