Form 10-Q
period 2017-09-30
Altisource Portfolio Solutions S.A.
filed 2017-10-26
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

As of October 20, 2017, there were 17,904,739 outstanding shares of the registrant’s shares of beneficial interest (excluding 7,508,009 shares held as treasury stock).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$114,123	$149,294
Available for sale securities	46,044	45,754
Accounts receivable, net	63,177	87,821
Prepaid expenses and other current assets	59,880	42,608
Total current assets	283,224	325,477

Premises and equipment, net	80,823	103,473
Goodwill	86,283	86,283
Intangible assets, net	128,289	155,432
Deferred tax assets, net	7,214	7,292
Other assets	10,568	11,255

Total assets	$596,401	$689,212

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$83,352	$83,135
Accrued litigation settlement	—	32,000
Current portion of long-term debt	5,945	5,945
Deferred revenue	9,746	8,797
Other current liabilities	10,982	19,061
Total current liabilities	110,025	148,938

Long-term debt, less current portion	414,431	467,600
Other non-current liabilities	7,796	10,480

Commitments, contingencies and regulatory matters (Note 20)

Equity:
Common stock ($1.00 par value; 100,000 shares authorized, 25,413 issued and 17,905 outstanding as of September 30, 2017; 25,413 shares authorized and issued and 18,774 outstanding as of December 31, 2016)	25,413	25,413
Additional paid-in capital	111,457	107,288
Retained earnings	342,111	333,786
Accumulated other comprehensive loss	(1,533)	(1,745)
Treasury stock, at cost (7,508 shares as of September 30, 2017 and 6,639 shares as of December 31, 2016)	(414,668)	(403,953)
Altisource equity	62,780	60,789

Non-controlling interests	1,369	1,405
Total equity	64,149	62,194

Total liabilities and equity	$596,401	$689,212

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Revenue	$234,979	$252,745	$726,147	$758,676
Cost of revenue	174,898	174,002	538,244	517,236

Gross profit	60,081	78,743	187,903	241,440
Selling, general and administrative expenses	46,622	53,886	146,793	161,709

Income from operations	13,459	24,857	41,110	79,731
Other income (expense), net:
Interest expense	(5,599)	(5,952)	(16,862)	(18,481)
Other income (expense), net	2,497	(109)	8,015	2,608
Total other income (expense), net	(3,102)	(6,061)	(8,847)	(15,873)

Income before income taxes and non-controlling interests	10,357	18,796	32,263	63,858
Income tax provision	(2,591)	(7,324)	(7,615)	(12,808)

Net income	7,766	11,472	24,648	51,050
Net income attributable to non-controlling interests	(805)	(883)	(2,107)	(1,973)

Net income attributable to Altisource	$6,961	$10,589	$22,541	$49,077

Earnings per share:
Basic	$0.39	$0.57	$1.23	$2.63
Diluted	$0.38	$0.54	$1.20	$2.49

Weighted average shares outstanding:
Basic	18,023	18,715	18,337	18,669
Diluted	18,429	19,568	18,854	19,738

Comprehensive income:
Net income	$7,766	$11,472	$24,648	$51,050
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of income tax benefit (provision) of $2,054, $(2,070), $(78), $889, respectively	(5,530)	5,016	212	(2,156)

Comprehensive income, net of tax	2,236	16,488	24,860	48,894
Comprehensive income attributable to non-controlling interests	(805)	(883)	(2,107)	(1,973)

Comprehensive income attributable to Altisource	$1,431	$15,605	$22,753	$46,921

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Altisource Equity
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock, at cost	Non-controlling interests	Total
	Shares

Balance, December 31, 2015	25,413	$25,413	$96,321	$369,270	$—	$(440,026)	$1,292	$52,270
Comprehensive income:
Net income	—	—	—	49,077	—	—	1,973	51,050
Other comprehensive loss, net of tax	—	—	—	—	(2,156)	—	—	(2,156)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(1,637)	(1,637)
Share-based compensation expense	—	—	4,692	—	—	—	—	4,692
Exercise of stock options and issuance of restricted shares	—	—	—	(58,912)	—	67,788	—	8,876
Repurchase of shares	—	—	—	—	—	(34,321)	—	(34,321)

Balance, September 30, 2016	25,413	$25,413	$101,013	$359,435	$(2,156)	$(406,559)	$1,628	$78,774

Balance, December 31, 2016	25,413	$25,413	$107,288	$333,786	$(1,745)	$(403,953)	$1,405	$62,194
Comprehensive income:
Net income	—	—	—	22,541	—	—	2,107	24,648
Other comprehensive income, net of tax	—	—	—	—	212	—	—	212
Distributions to non-controlling interest holders	—	—	—	—	—	—	(2,143)	(2,143)
Share-based compensation expense	—	—	3,237	—	—	—	—	3,237
Cumulative effect of an accounting change (Note 1)	—	—	932	(932)	—	—	—	—
Exercise of stock options and issuance of restricted shares	—	—	—	(11,787)	—	13,871	—	2,084
Treasury shares withheld for the payment of tax on restricted share issuances	—	—	—	(1,497)	—	409	—	(1,088)
Repurchase of shares	—	—	—	—	—	(24,995)	—	(24,995)

Balance, September 30, 2017	25,413	$25,413	$111,457	$342,111	$(1,533)	$(414,668)	$1,369	$64,149

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2017	2016

Cash flows from operating activities:
Net income	$24,648	$51,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,411	27,521
Amortization of intangible assets	27,143	36,432
Change in the fair value of acquisition related contingent consideration	24	(1,174)
Share-based compensation expense	3,237	4,692
Bad debt expense	3,101	763
Gain on early extinguishment of debt	(5,419)	(5,464)
Amortization of debt discount	225	307
Amortization of debt issuance costs	625	850
Deferred income taxes	—	17
Loss on disposal of fixed assets	2,776	30
Changes in operating assets and liabilities:
Accounts receivable	21,543	3,505
Prepaid expenses and other current assets	(17,272)	(10,167)
Other assets	760	496
Accounts payable and accrued expenses	165	7,005
Other current and non-current liabilities	(41,838)	(9,828)
Net cash provided by operating activities	47,129	106,035

Cash flows from investing activities:
Additions to premises and equipment	(7,485)	(16,525)
Acquisition of businesses, net of cash acquired	—	(9,617)
Purchase of available for sale securities	—	(48,219)
Change in restricted cash	(73)	—
Other investing activities	—	266
Net cash used in investing activities	(7,558)	(74,095)

Cash flows from financing activities:
Repayment and repurchases of long-term debt	(48,600)	(49,237)
Proceeds from stock option exercises	2,084	8,876
Purchase of treasury shares	(24,995)	(34,321)
Distributions to non-controlling interests	(2,143)	(1,637)
Payment of tax withholding on issuance of restricted shares	(1,088)	—
Net cash used in financing activities	(74,742)	(76,319)

Net decrease in cash and cash equivalents	(35,171)	(44,379)
Cash and cash equivalents at the beginning of the period	149,294	179,327

Cash and cash equivalents at the end of the period	$114,123	$134,948

Supplemental cash flow information:
Interest paid	$16,203	$17,244
Income taxes paid, net	15,445	14,178

Non-cash investing and financing activities:
Increase in payables for purchases of premises and equipment	$52	$2,458

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
Altisource Portfolio Solutions S.A. is organized under the laws of Luxembourg and is publicly traded on the NASDAQ Global Select Market under the symbol “ASPS.”
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
Effective January 1, 2017, our reportable segments changed as a result of changes in our internal organization, which changed the way our Chief Executive Officer (our chief operating decision maker) manages our businesses, allocates resources and evaluates performance. We now report our operations through two new reportable segments: Mortgage Market and Real Estate Market. In addition, we report Other Businesses, Corporate and Eliminations separately. Prior to the January 1, 2017 change in reportable segments, our reportable segments were Mortgage Services, Financial Services and Technology Services. Prior year comparable period segment disclosures have been restated to conform to the current year presentation. See Note 21 for a description of our business segments.
Altisource consolidates Best Partners Mortgage Cooperative, Inc., which is managed by The Mortgage Partnership of America, L.L.C. (“MPA”), a wholly-owned subsidiary of Altisource. Best Partners Mortgage Cooperative, Inc. is a mortgage cooperative doing business as Lenders One® (“Lenders One”). MPA provides services to Lenders One under a management agreement that ends on December 31, 2025 (with renewals for three successive five-year periods at MPA’s option).
The management agreement between MPA and Lenders One, pursuant to which MPA is the management company, represents a variable interest in a variable interest entity. MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact the cooperative’s economic performance and the right to receive benefits from the cooperative. As a result, Lenders One is presented in the accompanying condensed consolidated financial statements on a consolidated basis and the interests of the members are reflected as non-controlling interests. As of September 30, 2017, Lenders One had total assets of $4.6 million and total liabilities of $2.0 million. As of December 31, 2016, Lenders One had total assets of $3.8 million and total liabilities of $1.5 million.
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
Level 1 — Quoted prices in active markets for identical assets and liabilities
Level 2 — Observable inputs other than quoted prices included in Level 1
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities

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
Future Adoption of New Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of this new standard is an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard will be effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The Company plans to adopt ASU No. 2014-09 retrospectively with the cumulative effect of initially applying the new standard recognized on the date of the initial application. The new standard will be effective for the Company on January 1, 2018. Based on the Company’s analysis of all sources of revenue from customers for the nine months ended September 30, 2017, the Company estimates that less than 3% of consolidated revenue, primarily related to software development professional services, would likely be deferred and recognized over future periods under the new standard. The Company will continue to analyze the impact of this guidance and refine the estimated impact on its results of operations and financial position.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This standard will require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The standard also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. It also amends certain financial statement presentation and disclosure requirements associated with the fair value of financial instruments. This standard will be effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. Based on the Company’s analysis of this guidance, upon adoption of ASU No. 2016-01 the Company will reflect changes in the fair value of its available for sale securities in income. These changes in fair value are currently reflected in other comprehensive income. The Company will adopt ASU No. 2016-01 with a cumulative effect adjustment to the balance sheet as of the beginning of the year of adoption. The Company currently has one investment that will be impacted by this standard, its investment in Altisource Residential Corporation (“RESI”) (see Note 4). As of September 30, 2017 and December 31, 2016, the unrealized loss in accumulated other comprehensive loss related to the RESI investment was $1.5 million and $1.7 million, respectively.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard introduces a new lessee model that brings substantially all leases on the balance sheet. The standard will require companies to recognize lease assets and lease liabilities on their balance sheets and disclose key information about leasing arrangements in their financial statements. This standard will be effective for annual periods beginning after December 15, 2018, including interim periods within that reporting period. Early application of this standard is permitted. The Company is currently evaluating the impact of this guidance on its results of operations and financial position. Based on the Company’s preliminary analysis of its lease arrangements as of September 30, 2017 where the Company is a lessee, less than $25.0 million, primarily related to office leases, would be recorded as right-of-use assets and

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

lease liabilities on the Company’s balance sheet under the new standard. The Company will continue to analyze the impact of this guidance and refine the estimated impact on its results of operations and financial position.
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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This standard will require that companies include restricted cash and restricted cash equivalents in their cash and cash equivalent balances in the statement of cash flows. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard will be effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption of this standard is permitted. The Company currently does not expect the adoption of this guidance to have a material effect on its statement of cash flows. As of September 30, 2017 and December 31, 2016, restricted cash was $4.2 million and $4.1 million, respectively.
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
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this standard better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedging results. This standard will be effective for annual periods beginning after December 15, 2018, including interim periods within that reporting period. Early application is permitted. The Company currently does not expect the adoption of this guidance to have a material effect on its results of operations and financial position.

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
Ocwen has disclosed that on July 23, 2017 it entered into a master agreement and a transfer agreement with New Residential Investment Corp. (individually, together with one or more of its subsidiaries, or one or more of its subsidiaries individually, “NRZ”) to undertake certain actions to facilitate the transfer from Ocwen to NRZ of Ocwen’s remaining interests in Ocwen’s non-government-sponsored enterprise (“non-GSE”) mortgage servicing rights (“MSRs”) and subservicing relating to approximately $110 billion in unpaid principal balance as of June 30, 2017. On August 28, 2017, the Company entered into a Cooperative Brokerage Agreement and related letter agreement with NRZ. As a result, we expect that over time NRZ would become our largest customer, potentially representing more than 50% of our revenues.
Revenue from Ocwen primarily consists of revenue earned directly from Ocwen and revenue earned from the loans serviced by Ocwen when Ocwen designates us as the service provider. Revenue from Ocwen as a percentage of segment and consolidated revenue was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Mortgage Market	68%	65%	68%	65%
Real Estate Market	1%	—%	1%	—%
Other Businesses, Corporate and Eliminations	7%	25%	11%	24%
Consolidated revenue	58%	56%	58%	56%
For the nine months ended September 30, 2017 and 2016, we generated revenue from Ocwen of $422.1 million and $422.2 million, respectively ($136.4 million and $141.6 million for the third quarter of 2017 and 2016, respectively). Services provided to Ocwen during such periods and reported in the Mortgage Market segment included real estate asset management and sales, residential property valuation, trustee management services, property preservation and inspection services, insurance services, mortgage charge-off collections and certain software applications. Services provided to Ocwen and reported in the Real Estate Market segment included rental property management. Services provided to Ocwen and reported as Other Businesses, Corporate and Eliminations included information technology (“IT”) infrastructure management. As of September 30, 2017, accounts receivable from Ocwen totaled $23.7 million, $18.9 million of which was billed and $4.8 million of which was unbilled. As of December 31, 2016, accounts receivable from Ocwen totaled $26.2 million, $15.8 million of which was billed and $10.4 million of which was unbilled.
We earn additional revenue related to the portfolios serviced by Ocwen when a party other than Ocwen or NRZ selects Altisource as the service provider. For the nine months ended September 30, 2017 and 2016, we recognized revenue of $118.0 million and $146.0 million, respectively ($35.1 million and $48.0 million for the third quarter of 2017 and 2016, respectively), related to the portfolios serviced by Ocwen when a party other than Ocwen or NRZ selected Altisource as the service provider. These amounts are not included in deriving revenue from Ocwen as a percentage of revenue in the table above.
We earned revenue from NRZ of $0.8 million related to the MSRs transferred by Ocwen to NRZ in the third quarter of 2017. We earned additional revenue of $1.0 million in the third quarter of 2017 related to the MSRs transferred by Ocwen to NRZ when a party other than NRZ selects Altisource as the service provider.
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
NOTE 4 — AVAILABLE FOR SALE SECURITIES
During the nine months ended September 30, 2016, we purchased 4.1 million shares of RESI common stock for $48.2 million. This investment is classified as available for sale and reflected in the condensed consolidated balance sheets at fair value at the respective balance sheet dates ($46.0 million as of September 30, 2017 and $45.8 million as of December 31, 2016). Unrealized gains and losses on available for sale securities are reflected in other comprehensive income, unless there is an impairment that is other than temporary. In the event that a decline in market value is other than temporary, we would record a charge to earnings and a new cost basis in the investment would be established. During the nine months ended September 30, 2017 and 2016, we earned dividends of $1.9 million and $1.0 million, respectively ($0.6 million for the third quarter of 2017 and no comparative amount for the third quarter of 2016), related to this investment. In addition, during the nine months ended September 30, 2016, we incurred expenses of $3.4 million (no comparative amounts in 2017 and the third quarter of 2016) related to this investment.
NOTE 5 — ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consists of the following:

(in thousands)	September 30, 2017	December 31, 2016

Billed	$48,108	$58,392
Unbilled	23,951	39,853
	72,059	98,245
Less: Allowance for doubtful accounts	(8,882)	(10,424)

Total	$63,177	$87,821
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

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 6 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

(in thousands)	September 30, 2017	December 31, 2016

Short-term investments in real estate	$24,644	$13,025
Income taxes receivable	13,219	5,186
Prepaid expenses	7,712	6,919
Maintenance agreements, current portion	4,658	6,590
Litigation settlement insurance recovery	—	4,000
Other current assets	9,647	6,888

Total	$59,880	$42,608
NOTE 7 — PREMISES AND EQUIPMENT, NET
Premises and equipment, net consists of the following:

(in thousands)	September 30, 2017	December 31, 2016

Computer hardware and software	$175,512	$164,877
Office equipment and other	12,077	20,188
Furniture and fixtures	13,826	13,997
Leasehold improvements	33,570	33,808
	234,985	232,870
Less: Accumulated depreciation and amortization	(154,162)	(129,397)

Total	$80,823	$103,473
Depreciation and amortization expense totaled $27.4 million and $27.5 million for the nine months ended September 30, 2017 and 2016, respectively ($8.5 million and $9.2 million for the third quarter of 2017 and 2016, respectively). These expenses are included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive income.
NOTE 8 — GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following is a summary of goodwill by segment:

(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Total

Balance as of September 30, 2017 and December 31, 2016	$73,259	$10,056	$2,968	$86,283

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Intangible assets, net
Intangible assets, net consist of the following:

	Weighted average estimated useful life (in years)	Gross carrying amount		Accumulated amortization		Net book value
(in thousands)		September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016

Definite lived intangible assets:
Trademarks and trade names	13	$15,354	$15,354	$(8,630)	$(7,724)	$6,724	$7,630
Customer related intangible assets	10	277,828	277,828	(181,019)	(156,980)	96,809	120,848
Operating agreement	20	35,000	35,000	(13,424)	(12,104)	21,576	22,896
Non-compete agreements	4	1,560	1,560	(799)	(507)	761	1,053
Intellectual property	10	300	300	(108)	(85)	192	215
Other intangible assets	5	3,745	3,745	(1,518)	(955)	2,227	2,790

Total		$333,787	$333,787	$(205,498)	$(178,355)	$128,289	$155,432
Amortization expense for definite lived intangible assets was $27.1 million and $36.4 million for the nine months ended September 30, 2017 and 2016, respectively ($8.6 million and $11.5 million for the third quarter of 2017 and 2016, respectively). Anticipated annual definite lived intangible asset amortization for 2017 through 2021 is $34.6 million, $26.2 million, $21.8 million, $18.2 million and $12.3 million, respectively.
NOTE 9 — OTHER ASSETS
Other assets consist of the following:

(in thousands)	September 30, 2017	December 31, 2016

Security deposits	$5,164	$5,508
Restricted cash	4,200	4,127
Maintenance agreements, non-current portion	503	853
Other	701	767

Total	$10,568	$11,255
NOTE 10 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable and accrued expenses consist of the following:

(in thousands)	September 30, 2017	December 31, 2016

Accounts payable	$12,251	$8,787
Accrued salaries and benefits	42,312	47,614
Accrued expenses - general	28,789	26,426
Income taxes payable	—	308

Total	$83,352	$83,135

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Other current liabilities consist of the following:

(in thousands)	September 30, 2017	December 31, 2016

Unfunded cash account balances	$5,054	$7,137
Other	5,928	11,924

Total	$10,982	$19,061
NOTE 11 — LONG-TERM DEBT
Long-term debt consists of the following:

(in thousands)	September 30, 2017	December 31, 2016

Senior secured term loan	$425,067	$479,653
Less: Debt issuance costs, net	(3,445)	(4,486)
Less: Unamortized discount, net	(1,246)	(1,622)
Net long-term debt	420,376	473,545
Less: Current portion	(5,945)	(5,945)

Long-term debt, less current portion	$414,431	$467,600
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
In addition to the scheduled principal payments, subject to certain exceptions, the term loan is subject to mandatory prepayment upon issuances of debt, casualty and condemnation events and sales of assets, as well as from a percentage of Consolidated Excess Cash Flow if the leverage ratio is greater than 3.00 to 1.00, as calculated in accordance with the provisions of the senior secured term loan agreement (the percentage increases if the leverage ratio exceeds 3.50 to 1.00). No mandatory prepayments were owed for the nine months ended September 30, 2017.
During the nine months ended September 30, 2017, we repurchased portions of our senior secured term loan with an aggregate par value of $50.1 million at a weighted average discount of 12.2%, recognizing a net gain of $5.4 million on the early extinguishment of debt (repurchased aggregate par value of $24.1 million at a weighted average discount of 7.5%, recognizing a net gain of $1.5 million on the early extinguishment of debt for the third quarter of 2017). During the nine months ended September 30, 2016, we repurchased portions of our senior secured term loan with an aggregate par value of $51.0 million at a weighted average discount of 13.2%, recognizing a net gain of $5.5 million on the early extinguishment of debt (no repurchases in the third quarter of 2016).
The term loan bears interest at rates based upon, at our option, the Adjusted Eurodollar Rate or the Base Rate. Adjusted Eurodollar Rate loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Adjusted Eurodollar Rate for the applicable interest period and (y) 1.00% plus (ii) a 3.50% margin. Base Rate loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Base Rate and (y) 2.00% plus (ii) a 2.50% margin. The interest rate at September 30, 2017 was 4.74%.
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
As of September 30, 2017, debt issuance costs were $3.4 million, net of $6.8 million of accumulated amortization. As of December 31, 2016, debt issuance costs were $4.5 million, net of $5.8 million of accumulated amortization.
NOTE 12 — OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following:

(in thousands)	September 30, 2017	December 31, 2016

Deferred revenue	$3,369	$5,680
Other non-current liabilities	4,427	4,800

Total	$7,796	$10,480
NOTE 13 — FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The following table presents the carrying amount and estimated fair value of financial instruments and certain liabilities measured at fair value as of September 30, 2017 and December 31, 2016. The following fair values are estimated using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	September 30, 2017				December 31, 2016
(in thousands)	Carrying amount	Fair value			Carrying amount	Fair value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$114,123	$114,123	$—	$—	$149,294	$149,294	$—	$—
Restricted cash	4,200	4,200	—	—	4,127	4,127	—	—
Available for sale securities	46,044	46,044	—	—	45,754	45,754	—	—

Liabilities:
Acquisition contingent consideration	401	—	—	401	376	—	—	376
Long-term debt	425,067	—	399,563	—	479,653	—	474,856	—
Fair Value Measurements on a Recurring Basis
Cash and cash equivalents and restricted cash are carried at amounts that approximate their fair values due to the highly liquid nature of these instruments and were measured using Level 1 inputs.

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Available for sale securities are carried at fair value and consist of 4.1 million shares of RESI common stock. Available for sale securities are measured using Level 1 inputs as these securities have quoted prices in active markets.
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
NOTE 14 — SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Share Repurchase Program
On May 17, 2017, our shareholders approved the renewal of the share repurchase program previously approved by the shareholders on May 18, 2016, which replaced the previous share repurchase program. Under the program, we are authorized to purchase up to 4.6 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. Under the existing and prior programs, we purchased 1.1 million shares of common stock at an average price of $22.48 per share during the nine months ended September 30, 2017 and 1.3 million shares at an average price of $26.94 per share during the nine months ended September 30, 2016 (0.3 million shares at an average price of $23.48 per share for the third quarter of 2017 and 0.5 million shares at an average price of $28.68 per share for the third quarter of 2016). As of September 30, 2017, approximately 3.9 million shares of common stock remain available for repurchase under the program. Our senior secured term loan limits the amount we can spend on share repurchases, which was approximately $403 million as of September 30, 2017, and may prevent repurchases in certain circumstances.
Share-Based Compensation
We issue share-based awards in the form of stock options and restricted shares for certain employees, officers and directors. We recorded share-based compensation expense of $3.2 million and $4.7 million for the nine months ended September 30, 2017 and 2016, respectively ($1.4 million and $1.1 million for the third quarter of 2017 and 2016, respectively). As of September 30, 2017, estimated unrecognized compensation costs related to share-based awards amounted to $9.4 million, which we expect to recognize over a weighted average remaining requisite service period of approximately 2.15 years.
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
Service-Based Options. These options generally vest over three or four years with equal annual vesting and expire on the earlier of ten years after the date of grant or following termination of service. A total of 736 thousand service-based awards were outstanding as of September 30, 2017.

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Market-Based Options. These option grants generally have two components, each of which vests only upon the achievement of certain criteria. The first component, which we refer to as “ordinary performance” grants, generally consists of two-thirds of the market-based grant and begins to vest if the stock price is at least double the exercise price, as long as the stock price realizes a compounded annual gain of at least 20% over the exercise price. The remaining third of the market-based options, which we refer to as “extraordinary performance” grants, generally begins to vest if the stock price is at least triple the exercise price, as long as the stock price realizes a compounded annual gain of at least 25% over the exercise price. Market-based awards vest in three or four year installments with the first installment vesting upon the achievement of the criteria and the remaining installments vesting thereafter in equal annual installments. Market-based options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service or in the final three years of the option term, in which case vesting will generally continue in accordance with the provisions of the award agreement. A total of 935 thousand market-based awards were outstanding as of September 30, 2017.
Performance-Based Options. These option grants begin to vest upon the achievement of certain specific financial measures. Generally, the awards begin vesting if the performance criteria are achieved; one-third vest on each anniversary of the grant date. For certain other financial measures, awards cliff-vest upon the achievement of the specific performance during the period from 2017 through 2021. The award of performance-based options is adjusted based on the level of achievement specified in the award agreements. If the performance criteria achieved is above threshold performance levels, participants have the opportunity to vest in 70% to 150% of the option grants, depending upon performance achieved. If the performance criteria achieved is below a certain threshold, the award is canceled. The options expire on the earlier of ten years after the date of grant or following termination of service. There were 126 thousand performance-based awards outstanding as of September 30, 2017.
The Company granted 216 thousand stock options (at a weighted average exercise price of $34.07 per share) and 143 thousand stock options (at a weighted average exercise price of $29.22 per share) during the nine months ended September 30, 2017 and 2016, respectively.
The fair values of the service-based options and performance-based options were determined using the Black-Scholes option pricing model and the fair values of the market-based options were determined using a lattice (binomial) model. The following assumptions were used to determine the fair values as of the grant date:

	Nine months ended September 30, 2017		Nine months ended September 30, 2016
	Black-Scholes	Binomial	Black-Scholes	Binomial

Risk-free interest rate (%)	1.89 - 2.29	0.77 - 2.38	1.25 - 1.89	0.23 - 1.97
Expected stock price volatility (%)	61.49 - 71.31	66.68 - 71.31	59.75 - 62.14	59.76 - 62.14
Expected dividend yield	—	—	—	—
Expected option life (in years)	6.00 - 7.50	2.55 - 4.32	6.00 - 6.25	4.54 - 4.88
Fair value	$13.57 - $24.80	$11.94 - $24.30	$11.15 - $18.60	$11.06 - $19.27
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
The following table summarizes the weighted average grant date fair value of stock options granted per share, the total intrinsic value of stock options exercised and the grant date fair value of stock options that vested during the period presented:

	Nine months ended September 30,
(in thousands, except per share amounts)	2017	2016

Weighted average grant date fair value of stock options granted per share	$20.95	$16.85
Intrinsic value of options exercised	2,524	17,280
Grant date fair value of stock options that vested	2,063	2,372

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

The following table summarizes the activity related to our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2016	1,996,509	$25.98	5.32	$15,942
Granted	216,430	34.07
Exercised	(192,378)	10.83
Forfeited	(222,920)	31.21

Outstanding at September 30, 2017	1,797,641	27.93	5.14	8,413

Exercisable at September 30, 2017	1,170,148	22.56	3.48	7,723
Other Share-Based Awards
The Company’s other share-based and similar types of awards are composed of restricted shares and, through August 29, 2016, Equity Appreciation Rights (“EAR”). The restricted shares are composed of a combination of service-based awards and performance-based awards.
Service-Based Awards. These awards generally vest over one to four years with either annual cliff-vesting, vesting of all of the restricted shares at the end of the vesting period or vesting beginning after two years of service. A total of 272 thousand service-based awards were outstanding as of September 30, 2017.
Performance-Based Awards. These awards generally begin to vest upon the achievement of certain specific financial measures. Generally, the awards begin vesting if the performance criteria are achieved; one-third vest on each anniversary of the grant date. The award of performance-based restricted shares is adjusted based on the level of achievement specified in the award agreements. If the performance criteria achieved is above threshold performance levels, participants have the opportunity to vest in 80% to 150% of the restricted share award, depending on performance achieved. If the performance criteria achieved is below a certain threshold, the award is canceled. A total of 42 thousand performance-based awards were outstanding as of September 30, 2017.
The Company granted 189 thousand restricted shares (at a weighted average grant date fair value of $30.94 per share) during the nine months ended September 30, 2017.
The following table summarizes the activity related to our restricted shares:

Number of restricted shares

Outstanding at December 31, 2016	231,730
Granted	188,622
Issued	(49,538)
Forfeited/canceled	(56,575)

Outstanding at September 30, 2017	314,239
Effective August 29, 2016, the EAR plans were terminated.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016

Service revenue	$224,308	$239,782	$692,254	$715,386
Reimbursable expenses	9,866	12,080	31,786	41,317
Non-controlling interests	805	883	2,107	1,973

Total	$234,979	$252,745	$726,147	$758,676
NOTE 16 — COST OF REVENUE
Cost of revenue principally includes payroll and employee benefits associated with personnel employed in customer service and operations roles, fees paid to external providers related to the provision of services, cost of real estate sold, reimbursable expenses, technology and telecommunications costs as well as depreciation and amortization of operating assets. The components of cost of revenue were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016

Compensation and benefits	$60,332	$66,357	$186,090	$201,193
Outside fees and services	83,670	77,445	250,883	222,574
Cost of real estate sold	4,411	—	16,461	—
Reimbursable expenses	9,866	12,080	31,786	41,317
Technology and telecommunications	10,389	11,502	32,681	32,145
Depreciation and amortization	6,230	6,618	20,343	20,007

Total	$174,898	$174,002	$538,244	$517,236

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016

Compensation and benefits	$15,068	$14,145	$43,115	$42,460
Occupancy related costs	8,536	8,903	28,347	26,785
Amortization of intangible assets	8,604	11,465	27,143	36,432
Professional services	3,886	4,097	11,983	17,533
Marketing costs	3,992	9,275	11,958	21,438
Depreciation and amortization	2,286	2,557	7,068	7,514
Other	4,250	3,444	17,179	9,547

Total	$46,622	$53,886	$146,793	$161,709
NOTE 18 — OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016

Gain on early extinguishment of debt	$1,482	$—	$5,419	$5,464
Expenses related to the purchase of available for sale securities	—	—	—	(3,356)
Interest income	27	11	169	28
Other, net	988	(120)	2,427	472

Total	$2,497	$(109)	$8,015	$2,608
NOTE 19 — EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities using the treasury stock method.
Basic and diluted EPS are calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016

Net income attributable to Altisource	$6,961	$10,589	$22,541	$49,077

Weighted average common shares outstanding, basic	18,023	18,715	18,337	18,669
Dilutive effect of stock options and restricted shares	406	853	517	1,069

Weighted average common shares outstanding, diluted	18,429	19,568	18,854	19,738

Earnings per share:
Basic	$0.39	$0.57	$1.23	$2.63

Diluted	$0.38	$0.54	$1.20	$2.49

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

For the nine months ended September 30, 2017 and 2016, 0.5 million options and 0.4 million options, respectively, that were anti-dilutive have been excluded from the computation of diluted EPS (0.9 million options and 0.4 million options for the third quarter of 2017 and 2016, respectively). These options were anti-dilutive and excluded from the computation of diluted EPS because their exercise price was greater than the average market price of our common stock. Also excluded from the computation of diluted EPS are 0.3 million options and restricted shares and 0.4 million options for the nine months ended September 30, 2017 and 2016, respectively (0.4 million options and restricted shares and 0.4 million options for the third quarter of 2017 and 2016, respectively), which begin to vest upon the achievement of certain market criteria related to our common stock price, performance criteria and an annualized rate of return to shareholders that have not yet been met.
NOTE 20 — COMMITMENTS, CONTINGENCIES AND REGULATORY MATTERS
We record a liability for contingencies if an unfavorable outcome is probable and the amount of loss can be reasonably estimated, including expected insurance coverage. For proceedings where the reasonable estimate of loss is a range, we record a best estimate of loss within the range.
Litigation
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
Ocwen Related Matters
As discussed in Note 2, Ocwen is our largest customer. Ocwen disclosed that, on July 23, 2017, it entered into a master agreement and a transfer agreement with NRZ to undertake certain actions to facilitate the transfer of Ocwen’s remaining interests in approximately $110 billion in unpaid principal balance (as of June 30, 2017) of its non-government-sponsored enterprise (“non-GSE”) mortgage servicing rights (the “Subject MSRs”) to NRZ. As of June 30, 2017, the Subject MSRs represented approximately 78% of Ocwen’s non-GSE MSRs. In the event the required third party consents are not obtained by July 23, 2018 or an earlier date agreed to by Ocwen and NRZ, the applicable Subject MSRs may (i) become subject to a new agreement to be negotiated between Ocwen and NRZ, (ii) be acquired by Ocwen, or, if Ocwen does not desire or is otherwise unable to purchase, sold to one or more third parties, or (iii) remain subject to their existing agreements. Ocwen also disclosed that it entered into a five year subservicing agreement with NRZ pursuant to which Ocwen will subservice the mortgage loans related to the Subject MSRs that are transferred to NRZ. In addition, Ocwen disclosed that during the five year subservicing agreement term, NRZ may terminate the subservicing agreement for convenience, subject to Ocwen’s right to receive a termination fee and proper notice.
As disclosed in our report on Form 8-K filed on August 28, 2017, REALHome Services and Solutions, Inc. and REALHome Services and Solutions - CT, Inc. (collectively, “RHSS”), two licensed real estate brokerage subsidiaries of the Company, entered into a Cooperative Brokerage Agreement (the “Brokerage Agreement”) with a licensed real estate brokerage subsidiary of NRZ pursuant to which RHSS will be the exclusive provider, irrespective of the subservicer, of real estate brokerage services for portfolios associated with Subject MSRs that are transferred to NRZ (the “Ocwen Transferred Portfolio”) and with respect to approximately $6 billion of non-Ocwen serviced non-GSE portfolios. NRZ’s brokerage subsidiary will receive a cooperative brokerage

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

commission on the sale of certain real estate owned (“REO”) properties from these portfolios. In addition, Altisource and RHSS entered into a letter agreement with NRZ which provides for NRZ to directly appoint RHSS (or another real estate brokerage subsidiary designated by Altisource) to perform the real estate brokerage services with respect to REO properties in the Ocwen Portfolio, subject to certain specified exceptions, in the event that NRZ’s brokerage subsidiary does not refer real estate listings from the Ocwen Portfolio to RHSS. In this case, the designated Altisource brokerage subsidiary would retain the full seller’s brokerage commission. The Brokerage Agreement and the letter agreement are effective through August 31, 2025 unless earlier terminated in accordance with their respective terms. Contemporaneously with the execution of the Brokerage Agreement, Altisource Solutions S.à r.l. executed a non-binding letter of intent (“LOI”) with NRZ to enter into a Services Agreement, setting forth the terms pursuant to which Altisource Solutions S.à r.l. would remain the exclusive service provider of fee-based services on the Ocwen Transferred Portfolio through August 2025, irrespective of the subservicer. The LOI provides for the parties to negotiate in good faith toward the execution of a Services Agreement within 30 days from the date of the LOI. This term was automatically extended by a further 30 days by the parties, pursuant to the terms of the LOI, as the parties continued to negotiate in good faith toward the completion and execution of a Services Agreement (such period, including as extended, the “Standstill Period”). Furthermore, as a result of continuing good faith negotiations on a Services Agreement, effective as of October 23, 2017, the parties amended the LOI to extend the term of the LOI and Standstill Period to November 30, 2017. This term will be automatically extended until January 12, 2018 if the parties are still negotiating the terms of the Services Agreement in good faith as of November 30, 2017. Pursuant to the LOI, the parties intend to negotiate all of the definitive and binding terms of the Services Agreement. RHSS has the right to terminate the Brokerage Agreement upon 90 days’ notice (which period may be shortened by NRZ) if a services agreement is not signed between Altisource and NRZ during the Standstill Period. The Brokerage Agreement may otherwise only be terminated upon the occurrence of certain specified events. NRZ has agreed that, during such notice period and/or the Standstill Period, it will not replace or reduce the role of Altisource as a service provider with respect to the Ocwen Transferred Portfolio.
Following the execution of the Services Agreement and the transfer of the Subject MSRs from Ocwen to NRZ, we anticipate that revenue from NRZ would increase and revenue from Ocwen would decrease. As MSRs continue to transfer from Ocwen to NRZ, we anticipate that NRZ will become our largest customer. Had NRZ acquired all of the Subject MSRs and our agreements with NRZ were in place as of the beginning of the year, we estimate that approximately 50% of our revenue would have been related to NRZ. There can be no assurance that the parties will reach an agreement with respect to the terms of the Services Agreement or that a Services Agreement will be entered into on a timely basis or at all.
Ocwen has disclosed that it is subject to a number of ongoing federal and state regulatory examinations, consent orders, inquiries, requests for information and other actions and is subject to pending legal proceedings that have or could result in adverse regulatory or other actions against Ocwen. For example, on May 15, 2017, Ocwen disclosed that on April 20, 2017, the CFPB and the State of Florida filed separate complaints in the United States District Court for the Southern District of Florida against Ocwen alleging violations of Federal consumer financial law and, in the case of Florida, Florida statutes. As another example, on May 15, 2017, Ocwen also disclosed that on April 28, 2017, the Commonwealth of Massachusetts filed a lawsuit against Ocwen in the Superior Court for the Commonwealth of Massachusetts alleging violations of state consumer financial laws relating to Ocwen’s servicing business, including lender-placed insurance and property preservation fees. Ocwen disclosed that the complaints seek to obtain permanent injunctive relief, consumer redress, refunds, restitution, disgorgement, damages, civil penalties, costs and fees and other relief. In addition, Ocwen disclosed that a number of states publicly announced or otherwise undertook various administrative actions against Ocwen related to alleged violations of applicable laws and regulations related to servicing residential mortgages. Certain of the allegations in the complaints and certain of the state administrative actions assert that Ocwen’s use of certain Altisource services was a contributing factor to Ocwen’s purported violations. Ocwen disclosed that the state administrative actions announced or undertaken purportedly seek sanctions and various injunctive reliefs which may include restrictions on Ocwen obtaining additional mortgage servicing rights, continuing mortgage servicing or debt collection activities, originating or funding loans, initiating foreclosures or other limitations or restrictions on Ocwen’s business operations or licenses in certain of these states. Ocwen announced in several Form 8-K filings that it reached settlements with mortgage and banking regulatory agencies from certain of the states, the District of Columbia and state attorneys general that took regulatory actions against it on April 20, 2017 or shortly thereafter. Ocwen disclosed that, as part of these settlements, Ocwen will not acquire any new residential mortgage servicing rights until April 30, 2018 and will develop a plan of action and milestones regarding its transition from the servicing system it currently uses, REALServicing®, to an alternative servicing system and will not board any new loans onto the REALServicing system, as well as other key provisions. All of the forgoing matters could result in adverse regulatory or other actions against Ocwen. While not all inclusive, other regulatory actions to date have included subjecting Ocwen to independent oversight of its operations and placing certain restrictions on its ability to acquire servicing rights. In addition, in August 2017, Ocwen disclosed in its second quarter 2017 SEC Form 10-Q that it received a letter from Ginnie Mae that the state regulators’ cease and desist orders discussed above create a material change in Ocwen’s business status under Ginnie Mae’s MBS Guide and that Ginnie Mae has accordingly declared an event of default under guaranty agreements between Ginnie Mae and Ocwen. Ocwen further disclosed that in the letter it received, Ginnie Mae notified Ocwen that it will refrain from immediately exercising any

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

rights relating to this matter for a period of 90 days from the date of the letter. In addition, Ocwen has disclosed that during this period, Ginnie Mae has asked Ocwen to provide certain information regarding the cease and desist orders and certain information regarding Ocwen’s business plan, financials results and operations and Ocwen also stated that it continues to operate as a Ginnie Mae issuer in all respects and continues to participate in Ginnie Mae issuing of mortgaged-backed securities and home equity conversion loan pools in the ordinary course. Ocwen also disclosed that adverse actions by Ginnie Mae could materially and adversely impact Ocwen’s business, including if Ginnie Mae were to terminate Ocwen as an issuer or servicer of Ginnie Mae securities.
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
Additionally, Ocwen has stated, including in connection with resolving several state administrative actions discussed above, that it plans to transition from REALServicing to another mortgage servicing software platform. We anticipate that such a transition could be a multi-year project and Altisource would support Ocwen through such a transition. We do not anticipate that a servicing technology transition would impact the other services we provide to Ocwen. For the nine months ended September 30, 2017 and 2016, service revenue from REALServicing was $20.1 million and $25.7 million, respectively ($6.7 million and $8.2 million for the third quarter of 2017 and 2016, respectively). We estimate, with respect to income before income tax, that the REALServicing business currently operates at break-even.
Management cannot predict the outcome of these matters or the amount of any impact they may have on Altisource. However, in the event these matters materially negatively impact Altisource, we believe the variable nature of our cost structure would allow us to realign our cost structure in line with remaining revenue. Furthermore, in the event of a significant reduction in the volume of services purchased or loans serviced by Ocwen (such as a transfer of Ocwen’s servicing rights to a successor servicer), we believe the impact to Altisource could occur over an extended period of time. During this period, we believe that we will continue to generate revenue from all or a portion of Ocwen’s portfolio.
Additionally, our Servicer Solutions, Origination Solutions, Consumer Real Estate Solutions and Real Estate Investor Solutions businesses are focused on diversifying and growing our revenue and customer base and we have a sales and marketing strategy to support these businesses.
Management believes our plans, together with current liquidity and cash flows from operations would be sufficient to meet our working capital, capital expenditures, debt service and other cash needs. However, there can be no assurance that our plans will be successful or our operations will be profitable.
Escrow and Trust Balances
We hold customers’ assets in escrow and trust accounts at various financial institutions pending completion of certain real estate activities. We also hold cash in trust accounts at various financial institutions where contractual obligations mandate maintaining dedicated bank accounts for our collections business. These amounts are held in escrow and trust accounts for limited periods of

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

time and are not included in the condensed consolidated balance sheets. Amounts held in escrow and trust accounts were $39.2 million and $64.1 million at September 30, 2017 and December 31, 2016, respectively.
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
Financial information for our segments is as follows:

	Three months ended September 30, 2017
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue	$199,262	$22,121	$13,596	$234,979
Cost of revenue	137,466	23,497	13,935	174,898
Gross profit (loss)	61,796	(1,376)	(339)	60,081
Selling, general and administrative expenses	28,006	4,208	14,408	46,622
Income (loss) from operations	33,790	(5,584)	(14,747)	13,459
Total other income (expense), net	26	—	(3,128)	(3,102)

Income (loss) before income taxes and non-controlling interests	$33,816	$(5,584)	$(17,875)	$10,357

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

	Three months ended September 30, 2016
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue	$211,821	$21,516	$19,408	$252,745
Cost of revenue	138,646	16,634	18,722	174,002
Gross profit	73,175	4,882	686	78,743
Selling, general and administrative expenses	29,903	6,961	17,022	53,886
Income (loss) from operations	43,272	(2,079)	(16,336)	24,857
Total other income (expense), net	10	—	(6,071)	(6,061)

Income (loss) before income taxes and non-controlling interests	$43,282	$(2,079)	$(22,407)	$18,796

	Nine months ended September 30, 2017
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue	$614,180	$67,314	$44,653	$726,147
Cost of revenue	421,942	72,484	43,818	538,244
Gross profit (loss)	192,238	(5,170)	835	187,903
Selling, general and administrative expenses	86,493	14,084	46,216	146,793
Income (loss) from operations	105,745	(19,254)	(45,381)	41,110
Total other income (expense), net	138	—	(8,985)	(8,847)

Income (loss) before income taxes and non-controlling interests	$105,883	$(19,254)	$(54,366)	$32,263

	Nine months ended September 30, 2016
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue	$626,522	$70,229	$61,925	$758,676
Cost of revenue	408,412	47,946	60,878	517,236
Gross profit	218,110	22,283	1,047	241,440
Selling, general and administrative expenses	90,498	18,755	52,456	161,709
Income (loss) from operations	127,612	3,528	(51,409)	79,731
Total other income (expense), net	144	—	(16,017)	(15,873)

Income (loss) before income taxes and non-controlling interests	$127,756	$3,528	$(67,426)	$63,858

(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Total assets:
September 30, 2017	$311,423	$63,067	$221,911	$596,401
December 31, 2016	347,067	47,863	294,282	689,212

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Our services are primarily provided to customers located in the United States. Premises and equipment, net consist of the following, by country:

(in thousands)	September 30, 2017	December 31, 2016

United States	$51,900	$71,418
India	9,657	14,006
Luxembourg	17,117	14,791
Philippines	1,981	3,027
Uruguay	168	231

Total	$80,823	$103,473
NOTE 22 — SUBSEQUENT EVENT
As discussed in Note 20, as a result of continuing good faith negotiations on a Services Agreement, effective as of October 23, 2017, the Company and NRZ amended the LOI to extend the term of the LOI and Standstill Period to November 30, 2017. This term will be automatically extended until January 12, 2018 if the parties are still negotiating the terms of the Services Agreement in good faith as of November 30, 2017. The parties continue to work toward executing a Services Agreement.

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
Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the risks discussed in the “Risk Factors” in Part II, Item 1A of this Form 10-Q and the “Risk Factors” section of our Form 10-K for the year ended December 31, 2016 and include the following:

•	if, as a result of difficulties faced by Ocwen Financial Corporation (“Ocwen”), we were to lose Ocwen as a customer or there is a significant reduction in the volume of services they purchase from us;

•
if we are unable to reach agreement with New Residential Investment Corp. (individually, together with one or more of its subsidiaries, or one or more of its subsidiaries individually, “NRZ”) on a Services Agreement or if the Collective Brokerage Agreement and related letter agreement are terminated;

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
Effective January 1, 2017, our reportable segments changed as a result of changes in our internal organization, which changed the way our Chief Executive Officer (our chief operating decision maker) manages our businesses, allocates resources and evaluates performance. We now report our operations through two new reportable segments: Mortgage Market and Real Estate Market. In addition, we report Other Businesses, Corporate and Eliminations separately. Prior to the January 1, 2017 change in reportable segments, our reportable segments were Mortgage Services, Financial Services and Technology Services. Prior year comparable period segment disclosures have been restated to conform to the current year presentation.
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

• Title insurance (agent and related services) and settlement services	• Certified loan insurance and certification
• Vendor management oversight platform
• Appraisal management services and broker and non-broker valuation services	• Mortgage banker cooperative, Best Partners Mortgage Cooperative, Inc., doing business as Lenders One® (“Lenders One”)
• Fulfillment services
• Loan origination system	• Mortgage trading platform
• Document management platform
Real Estate Market: Provides real estate consumers and rental property investors with marketplaces and services that span the real estate lifecycle. Within the Real Estate Market segment, we provide:
Consumer Real Estate Solutions - the solutions, services and technologies typically used by home buyers and sellers to handle key aspects of buying and selling a home.

• Real estate brokerage	• Mortgage brokerage
• Title insurance (agent and related services) and settlement services	• Homeowners insurance

Real Estate Investor Solutions - the solutions, services and technologies used by buyers and sellers of single-family investment homes.

• Property preservation and inspection services	• Buy-renovate-sell
• Real estate brokerage and auction services	• Renovation services
• Data solutions	• Property management services
• Title insurance (agent and related services) and settlement services	• Appraisal management services and broker and non-broker valuation services

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
Share Repurchase Program
On May 17, 2017, our shareholders approved the renewal of the share repurchase program previously approved by the shareholders on May 18, 2016, which replaced the previous share repurchase program. Under the program, we are authorized to purchase up to 4.6 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. Under the existing and prior programs, we purchased 1.1 million shares of common stock at an average price of $22.48 per share during the nine months ended September 30, 2017 and 1.3 million shares at an average price of $26.94 per share during the nine months ended September 30, 2016 (0.3 million shares at an average price of $23.48 per share for the third quarter of 2017 and 0.5 million shares at an average price of $28.68 per share for the third quarter of 2016). As of September 30, 2017, approximately 3.9 million shares of common stock remain available for repurchase under the program. Our senior secured term loan limits the amount we can spend on share repurchases, which was approximately $403 million as of September 30, 2017, and may prevent repurchases in certain circumstances.
Strategy and Growth Businesses
We are focused on becoming one of the premier providers of mortgage and real estate marketplaces and related services to a broad and diversified customer base while continuing to strengthen our compliance management system. Within the mortgage and real estate market segments, we facilitate transactions and provide products, solutions and services related to home sales, home purchases, home rentals, home maintenance, mortgage origination and mortgage servicing.
Each of our strategic businesses provides Altisource the potential to grow and diversify our customer and revenue base. We believe these businesses operate in very large markets and directly leverage our core competencies and distinct competitive advantages. A further description of our four strategic businesses follows.
Servicer Solutions:
Through this business, we provide a suite of services and technologies to meet the evolving and growing needs of loan servicers. We are focused on growing referrals from our existing customer base, expanding the service and proprietary technology offerings to our customer base, and attracting new customers to our offerings. We have a customer base that includes Ocwen, a government-sponsored enterprise (“GSE”), NRZ, several top ten bank servicers and non-bank servicers and asset managers. Even as loan delinquencies return to historical norms, we believe there is a very large addressable market for our offerings. We believe we are one of only a few providers with a broad suite of servicer solutions, nationwide coverage and demonstrated scalability. Further, we believe we are well positioned to gain market share as existing customers and prospects consolidate to larger, full-service providers and outsource services that have historically been performed in-house.
Origination Solutions:
Through this business, we provide a suite of services and technologies to meet the evolving and growing needs of loan originators and correspondents. We are focused on growing referrals from our existing customer base, expanding the service and proprietary technology offerings to our customer base, and attracting new customers to our offerings. We have a customer base that includes the Lenders One cooperative mortgage bankers, the Mortgage Builder loan origination system customers and mid-size and larger bank and non-bank loan originators. We believe our suite of services and technologies positions us to grow our relationships with our existing customer base by providing additional products, services and solutions to these customers. Further, we believe we are well positioned to attract new customers as prospects consolidate to larger, full-service providers and outsource services that have historically been performed in-house.
Consumer Real Estate Solutions:
Through this business, we provide a technology enabled real estate brokerage and related services that handle key aspects of buying and selling a home. We are focused on developing this business by capitalizing on our core competencies in realty services and online real estate marketing and offering consumers right-sized commission structures, smart digital tools and personalized service from local real estate agents.
Real Estate Investor Solutions:
Through this business, we provide a suite of services and technologies to support buyers and sellers of single-family investment homes. We are focused on growing referrals from our existing customer base, expanding the service and proprietary technology offerings to our customer base, and attracting new customers to our offerings. We have a customer base that includes Altisource Residential Corporation (“RESI”) and other institutional and smaller single-family rental investors. The single-family rental market is large, geographically distributed and has fragmented ownership. We believe our acquisition, renovation, property management, leasing and disposition platform provides a strong value proposition for institutional and retail investors and positions us well for growth.
There can be no assurance that growth from our strategic businesses will be successful or our operations will be profitable.
Ocwen Related Matters
Revenue from Ocwen represented 58% of our revenue for the nine months ended September 30, 2017 (58% of our revenue for the third quarter of 2017). Additionally, 16% of our revenue for the nine months ended September 30, 2017 (15% of our revenue for the third quarter of 2017) was earned on the portfolios serviced by Ocwen, when a party other than Ocwen or NRZ selected Altisource as the service provider.
Ocwen disclosed that, on July 23, 2017, it entered into a master agreement and a transfer agreement with NRZ to undertake certain actions to facilitate the transfer of Ocwen’s remaining interests in approximately $110 billion in unpaid principal balance (as of June 30, 2017) of its non-government-sponsored enterprise (“non-GSE”) mortgage servicing rights (the “Subject MSRs”) to NRZ. As of June 30, 2017, the Subject MSRs represented approximately 78% of Ocwen’s non-GSE MSRs. In the event the required third party consents are not obtained by July 23, 2018 or an earlier date agreed to by Ocwen and NRZ, the applicable Subject MSRs may (i) become subject to a new agreement to be negotiated between Ocwen and NRZ, (ii) be acquired by Ocwen, or, if Ocwen does not desire or is otherwise unable to purchase, sold to one or more third parties, or (iii) remain subject to their existing agreements. Ocwen also disclosed that it entered into a five year subservicing agreement with NRZ pursuant to which Ocwen will subservice the mortgage loans related to the Subject MSRs that are transferred to NRZ. In addition, Ocwen disclosed that during the five year subservicing agreement term, NRZ may terminate the subservicing agreement for convenience, subject to Ocwen’s right to receive a termination fee and proper notice.
As disclosed in our report on Form 8-K filed on August 28, 2017, REALHome Services and Solutions, Inc. and REALHome Services and Solutions - CT, Inc. (collectively, “RHSS”), two licensed real estate brokerage subsidiaries of the Company, entered into a Cooperative Brokerage Agreement (the “Brokerage Agreement”) with a licensed real estate brokerage subsidiary of NRZ pursuant to which RHSS will be the exclusive provider, irrespective of the subservicer, of real estate brokerage services for portfolios associated with Subject MSRs that are transferred to NRZ (the “Ocwen Transferred Portfolio”) and with respect to approximately $6 billion of non-Ocwen serviced non-GSE portfolios. NRZ’s brokerage subsidiary will receive a cooperative brokerage commission on the sale of certain REO properties from these portfolios. In addition, Altisource and RHSS entered into a letter agreement with NRZ which provides for NRZ to directly appoint RHSS (or another real estate brokerage subsidiary designated by Altisource) to perform the real estate brokerage services with respect to REO properties in the Ocwen Portfolio, subject to certain specified exceptions, in the event that NRZ’s brokerage subsidiary does not refer real estate listings from the Ocwen Portfolio to RHSS. In this case, the designated Altisource brokerage subsidiary would retain the full seller’s brokerage commission. The Brokerage Agreement and the letter agreement are effective through August 31, 2025 unless earlier terminated in accordance with their respective terms. Contemporaneously with the execution of the Brokerage Agreement, Altisource Solutions S.à r.l. executed a non-binding letter of intent (“LOI”) with NRZ to enter into a Services Agreement, setting forth the terms pursuant to which Altisource Solutions S.à r.l. would remain the exclusive service provider of fee-based services on the Ocwen Transferred Portfolio through August 2025, irrespective of the subservicer. The LOI provides for the parties to negotiate in good faith toward the execution of a Services Agreement within 30 days from the date of the LOI. This term was automatically extended by a further 30 days by the parties, pursuant to the terms of the LOI, as the parties continued to negotiate in good faith toward the completion and execution of a Services Agreement (such period, including as extended, the “Standstill Period”). Furthermore, as a result of continuing good faith negotiations on a Services Agreement, effective as of October 23, 2017, the parties amended the LOI to extend the term of the LOI and Standstill Period to November 30, 2017. This term will be automatically extended until January 12, 2018 if the parties are still negotiating the terms of the Services Agreement in good faith as of November 30, 2017. Pursuant to the LOI, the parties intend to negotiate all of the definitive and binding terms of the Services Agreement. RHSS has the right to terminate the Brokerage Agreement upon 90 days’ notice (which period may be shortened by NRZ) if a services agreement is not signed between Altisource and NRZ during the Standstill Period. The Brokerage Agreement may otherwise only be terminated upon the occurrence of certain specified events. NRZ has agreed that, during such notice period and/or the Standstill Period, it will not replace or reduce the role of Altisource as a service provider with respect to the Ocwen Transferred Portfolio.
Following the execution of the Services Agreement and the transfer of the Subject MSRs from Ocwen to NRZ, we anticipate that revenue from NRZ would increase and revenue from Ocwen would decrease. As mortgage servicing rights (“MSRs”) continue to transfer from Ocwen to NRZ, we anticipate that NRZ will become our largest customer. Had NRZ acquired all of the Subject MSRs and our agreements with NRZ were in place as of the beginning of the year, we estimate that approximately 50% of our revenue would have been related to NRZ. There can be no assurance that the parties will reach an agreement with respect to the terms of the Services Agreement or that a Services Agreement will be entered into on a timely basis or at all.
Ocwen has disclosed that it is subject to a number of ongoing federal and state regulatory examinations, consent orders, inquiries, requests for information and other actions and is subject to pending legal proceedings that have or could result in adverse regulatory or other actions against Ocwen. For example, on May 15, 2017, Ocwen disclosed that on April 20, 2017, the Consumer Financial Protection Bureau (“CFPB”) and the State of Florida filed separate complaints in the United States District Court for the Southern District of Florida against Ocwen alleging violations of Federal consumer financial law and, in the case of Florida, Florida statutes. As another example, on May 15, 2017, Ocwen also disclosed that on April 28, 2017, the Commonwealth of Massachusetts filed a lawsuit against Ocwen in the Superior Court for the Commonwealth of Massachusetts alleging violations of state consumer financial laws relating to Ocwen’s servicing business, including lender-placed insurance and property preservation fees. Ocwen disclosed that the complaints seek to obtain permanent injunctive relief, consumer redress, refunds, restitution, disgorgement, damages, civil penalties, costs and fees and other relief. In addition, Ocwen disclosed that a number of states publicly announced or otherwise undertook various administrative actions against Ocwen related to alleged violations of applicable laws and regulations related to servicing residential mortgages. Certain of the allegations in the complaints and certain of the state administrative actions assert that Ocwen’s use of certain Altisource services was a contributing factor to Ocwen’s purported violations. Ocwen disclosed that the state administrative actions announced or undertaken purportedly seek sanctions and various injunctive reliefs which may include restrictions on Ocwen obtaining additional mortgage servicing rights, continuing mortgage servicing or debt collection activities, originating or funding loans, initiating foreclosures or other limitations or restrictions on Ocwen’s business operations or licenses in certain of these states. Ocwen announced in several Form 8-K filings that it reached settlements with mortgage and banking regulatory agencies from certain of the states, the District of Columbia and state attorneys general that took regulatory actions against it on April 20, 2017 or shortly thereafter. Ocwen disclosed that, as part of these settlements, Ocwen will not acquire any new residential mortgage servicing rights until April 30, 2018 and will develop a plan of action and milestones regarding its transition from the servicing system it currently uses, REALServicing®, to an alternative servicing system and will not board any new loans onto the REALServicing system, as well as other key provisions. All of the forgoing matters could result in adverse regulatory or other actions against Ocwen. While not all inclusive, other regulatory actions to date have included subjecting Ocwen to independent oversight of its operations and placing certain restrictions on its ability to acquire servicing rights. In addition, in August 2017, Ocwen disclosed in its second quarter 2017 SEC Form 10-Q that it received a letter from Ginnie Mae that the state regulators’ cease and desist orders discussed above create a material change in Ocwen’s business status under Ginnie Mae’s MBS Guide and that Ginnie Mae has accordingly declared an event of default under guaranty agreements between Ginnie Mae and Ocwen. Ocwen further disclosed that in the letter it received, Ginnie Mae notified Ocwen that it will refrain from immediately exercising any rights relating to this matter for a period of 90 days from the date of the letter. In addition, Ocwen has disclosed that during this period, Ginnie Mae has asked Ocwen to provide certain information regarding the cease and desist orders and certain information regarding Ocwen’s business plan, financial results and operations and Ocwen also stated that it continues to operate as a Ginnie Mae issuer in all respects and continues to participate in Ginnie Mae issuing of mortgage-backed securities and home equity conversion loan pools in the ordinary course. Ocwen also disclosed that adverse actions by Ginnie Mae could materially and adversely impact Ocwen’s business, including if Ginnie Mae were to terminate Ocwen as an issuer or servicer of Ginnie Mae securities.
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
Additionally, Ocwen has stated, including in connection with resolving several state administrative actions discussed above, that it plans to transition from REALServicing to another mortgage servicing software platform. We anticipate that such a transition could be a multi-year project and Altisource would support Ocwen through such a transition. We do not anticipate that a servicing technology transition would impact the other services we provide to Ocwen. For the nine months ended September 30, 2017 and 2016, service revenue from REALServicing was $20.1 million and $25.7 million, respectively ($6.7 million and $8.2 million for the third quarter of 2017 and 2016, respectively). We estimate, with respect to income before income tax, that the REALServicing business currently operates at break-even.
Management cannot predict the outcome of these matters or the amount of any impact they may have on Altisource. However, in the event these matters materially negatively impact Altisource, we believe the variable nature of our cost structure would allow us to realign our cost structure in line with remaining revenue. Furthermore, in the event of a significant reduction in the volume of services purchased or loans serviced by Ocwen (such as a transfer of Ocwen’s servicing rights to a successor servicer), we believe the impact to Altisource could occur over an extended period of time. During this period, we believe that we will continue to generate revenue from all or a portion of Ocwen’s portfolio.
Additionally, our Servicer Solutions, Origination Solutions, Consumer Real Estate Solutions and Real Estate Investor Solutions businesses are focused on diversifying and growing our revenue and customer base and we have a sales and marketing strategy to support these businesses.
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

Factors Affecting Comparability
The following items may impact the comparability of our results:

•
The average number of loans serviced by Ocwen on REALServicing (including those MSRs owned by NRZ and subserviced by Ocwen) was 1.3 million for the nine months ended September 30, 2017 compared to 1.5 million for the nine months ended September 30, 2016, a decrease of 13% (1.2 million for the third quarter of 2017 and 1.4 million for the third quarter of 2016, a decrease of 12%). The average number of delinquent non-GSE loans serviced by Ocwen on REALServicing was 182 thousand for the nine months ended September 30, 2017 compared to 224 thousand for the nine months ended September 30, 2016, a decrease of 19% (178 thousand for the third quarter of 2017 and 211 thousand for the third quarter of 2016, a decrease of 16%). The number of loans transferred by Ocwen to NRZ and serviced by NRZ was 0.1 million for the nine months ended September 30, 2017 and the third quarter of 2017.

•
During the nine months ended September 30, 2017, we repurchased portions of our senior secured term loan with an aggregate par value of $50.1 million at a weighted average discount of 12.2%, recognizing a net gain of $5.4 million on the early extinguishment of debt (repurchased aggregate par value of $24.1 million at a weighted average discount of 7.5%, recognizing a net gain of $1.5 million on the early extinguishment of debt for the third quarter of 2017). During the nine months ended September 30, 2016, we repurchased portions of our senior secured term loan with an aggregate par value of $51.0 million at a weighted average discount of 13.2%, recognizing a net gain of $5.5 million on the early extinguishment of debt (no repurchases in the third quarter of 2016).

•
During the nine months ended September 30, 2016, we purchased 4.1 million shares of RESI common stock for $48.2 million (no comparative amounts in 2017). During the nine months ended September 30, 2017 and 2016, we earned dividends of $1.9 million and $1.0 million, respectively ($0.6 million for the third quarter of 2017 and no comparative amount for the third quarter of 2016), related to this investment. In addition, during the nine months ended September 30, 2016, we incurred expenses of $3.4 million related to this investment (no comparative amounts in 2017 and the third quarter of 2016).

•	On July 29, 2016, we acquired certain assets and assumed certain liabilities of Granite Loan Management of Delaware, LLC (“Granite”) for $9.5 million.

•
The effective income tax rate increased to 23.6% for the nine months ended September 30, 2017 from 20.1% for the nine months ended September 30, 2016 (decreased to 25.0% for the third quarter of 2017 from 39.0% for the third quarter of 2016). The effective income tax rate increase for the nine months ended September 30, 2017 was primarily due to changes in the expected mix of taxable income across the jurisdictions in which we operate. The lower effective income tax rate for the third quarter of 2017 was primarily the result of adjustments made in the third quarter of 2016 to true-up the tax provision from prior quarters. This was partially offset by higher pretax income in the third quarter of 2016, which, as discussed above, changed the mix of taxable income across the jurisdictions in which we operate.

CONSOLIDATED RESULTS OF OPERATIONS
Summary Consolidated Results
The following is a discussion of our consolidated results of operations for the periods indicated. For a more detailed discussion of the factors that affected the results of our business segments in these periods, see “Segment Results of Operations” below.
The following table sets forth information regarding our results of operations:

	Three months ended September 30,			Nine months ended September 30,
(in thousands, except per share data)	2017	2016	% Increase (decrease)	2017	2016	% Increase (decrease)

Service revenue
Mortgage Market	$189,615	$199,176	(5)	$583,002	$584,740	—
Real Estate Market	21,113	21,231	(1)	64,649	68,805	(6)
Other Businesses, Corporate and Eliminations	13,580	19,375	(30)	44,603	61,841	(28)
Total service revenue	224,308	239,782	(6)	692,254	715,386	(3)
Reimbursable expenses	9,866	12,080	(18)	31,786	41,317	(23)
Non-controlling interests	805	883	(9)	2,107	1,973	7
Total revenue	234,979	252,745	(7)	726,147	758,676	(4)
Cost of revenue	174,898	174,002	1	538,244	517,236	4
Gross profit	60,081	78,743	(24)	187,903	241,440	(22)
Selling, general and administrative expenses	46,622	53,886	(13)	146,793	161,709	(9)
Income from operations	13,459	24,857	(46)	41,110	79,731	(48)
Other income (expense), net:
Interest expense	(5,599)	(5,952)	(6)	(16,862)	(18,481)	(9)
Other income (expense), net	2,497	(109)	N/M	8,015	2,608	207
Total other income (expense), net	(3,102)	(6,061)	(49)	(8,847)	(15,873)	(44)

Income before income taxes and non-controlling interests	10,357	18,796	(45)	32,263	63,858	(49)
Income tax provision	(2,591)	(7,324)	(65)	(7,615)	(12,808)	(41)

Net income	7,766	11,472	(32)	24,648	51,050	(52)
Net income attributable to non-controlling interests	(805)	(883)	(9)	(2,107)	(1,973)	7

Net income attributable to Altisource	$6,961	$10,589	(34)	$22,541	$49,077	(54)

Margins:
Gross profit/service revenue	27%	33%		27%	34%
Income from operations/service revenue	6%	10%		6%	11%

Earnings per share:
Basic	$0.39	$0.57	(32)	$1.23	$2.63	(53)
Diluted	$0.38	$0.54	(30)	$1.20	$2.49	(52)
N/M — not meaningful.
Revenue
We recognized service revenue of $692.3 million for the nine months ended September 30, 2017, a 3% decrease compared to the nine months ended September 30, 2016 ($224.3 million for the third quarter of 2017, a 6% decrease compared to the third quarter of 2016). The decreases in service revenue for the nine months ended September 30, 2017 and the third quarter of 2017 were primarily from lower service revenue in our customer relationship management and IT infrastructure services businesses in the Other Businesses, Corporate and Eliminations segment, the normal runoff of Ocwen’s portfolio in the Mortgage Market and RESI’s smaller portfolio of non-performing loans and REO in the Real Estate Market. Customer relationship management revenue declined primarily because during 2016 we severed relationships with certain clients that were not profitable to us and we experienced a reduction in volume from the transition of services from one customer to another. IT infrastructure services revenue declined from the transition of resources supporting Ocwen’s technology infrastructure to Ocwen. These decreases were largely offset by growth in referrals of certain higher fee property preservation services and growth in home sales revenue in the buy-renovate-sell business, which began operations in the second half of 2016. Reimbursable expenses revenue declined from a 2015 change in the pricing and billing model for preservation services on new Ocwen REO referrals that resulted in certain services that were historically reimbursable expenses revenue becoming service revenue.
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
Cost of Revenue and Gross Profit
Cost of revenue principally includes payroll and employee benefits associated with personnel employed in customer service and operations roles, fees paid to external providers related to the provision of services and the cost of real estate sold, reimbursable expenses, technology and telecommunications costs, and depreciation and amortization of operating assets.
Cost of revenue consisted of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2017	2016	% Increase (decrease)	2017	2016	% Increase (decrease)

Compensation and benefits	$60,332	$66,357	(9)	$186,090	$201,193	(8)
Outside fees and services	83,670	77,445	8	250,883	222,574	13
Cost of real estate sold	4,411	—	N/M	16,461	—	N/M
Reimbursable expenses	9,866	12,080	(18)	31,786	41,317	(23)
Technology and telecommunications	10,389	11,502	(10)	32,681	32,145	2
Depreciation and amortization	6,230	6,618	(6)	20,343	20,007	2

Cost of revenue	$174,898	$174,002	1	$538,244	$517,236	4
N/M — not meaningful.
Cost of revenue for the nine months ended September 30, 2017 of $538.2 million increased 4% compared to the nine months ended September 30, 2016 ($174.9 million for the third quarter of 2017, a 1% increase compared to the third quarter of 2016). The increases in cost of revenue were primarily driven by higher outside fees and services and cost of real estate sold, partially offset by decreases in compensation and benefits and reimbursable expenses. Outside fees and services increased in the Mortgage Market due to growth in referrals of certain higher cost property preservation services in the Servicer Solutions business, partially offset by lower costs related to RESI’s smaller portfolio of non-performing loans and REO in the Real Estate Investor Solutions business. The increases in cost of real estate sold were the result of properties sold in connection with our buy-renovate-sell program, which began operations in the second half of 2016.
Compensation and benefits declined in the Mortgage Market in the Servicer Solutions business as we reduced headcount levels in certain businesses, consistent with the decline in service revenue discussed in the revenue section above and benefited from efficiency initiatives. In the Other Businesses, Corporate and Eliminations segment, compensation and benefits decreased in connection with the transition of resources supporting Ocwen’s technology infrastructure to Ocwen and lower headcount levels in our customer relationship management business from a decrease in client relationships, as discussed in the revenue section above. In the Real Estate Market, compensation and benefits increased in the Consumer Real Estate Solutions business to support growth of this business, partially offset by lower headcount levels in the Real Estate Investor Solutions business driven by lower customer volumes in certain business units.
Reimbursable expenses declined in the Mortgage Market’s Servicer Solutions business primarily as a result of the change in the pricing and billing model discussed in the revenue section above.
Gross profit decreased to $187.9 million, representing 27% of service revenue, for the nine months ended September 30, 2017 compared to $241.4 million, representing 34% of service revenue, for the nine months ended September 30, 2016 (decreased to $60.1 million, representing 27% of service revenue, for the third quarter of 2017 compared to $78.7 million, representing 33% of service revenue, for the third quarter of 2016). Gross profit as a percentage of service revenue decreased primarily due to revenue mix and investments in our growth businesses. Revenue mix changed from growth in the lower margin property preservation and buy-renovate-sell businesses and declines in other higher margin businesses.
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
SG&A expense consisted of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2017	2016	% Increase (decrease)	2017	2016	% Increase (decrease)

Compensation and benefits	$15,068	$14,145	7	$43,115	$42,460	2
Occupancy related costs	8,536	8,903	(4)	28,347	26,785	6
Amortization of intangible assets	8,604	11,465	(25)	27,143	36,432	(25)
Professional services	3,886	4,097	(5)	11,983	17,533	(32)
Marketing costs	3,992	9,275	(57)	11,958	21,438	(44)
Depreciation and amortization	2,286	2,557	(11)	7,068	7,514	(6)
Other	4,250	3,444	23	17,179	9,547	80

Selling, general and administrative expenses	$46,622	$53,886	(13)	$146,793	$161,709	(9)
SG&A for the nine months ended September 30, 2017 of $146.8 million decreased 9% compared to the nine months ended September 30, 2016 ($46.6 million for the third quarter of 2017, a 13% decrease compared to the third quarter of 2016). The decreases in SG&A were primarily due to lower marketing costs, driven by initial non-recurring Owners.com market launch costs incurred during the nine months ended September 30, 2016, the reduction in Owners.com recurring marketing spending as the business unit focuses on improving the lead to closing conversion rate and lower amortization of intangible assets driven by an increase in total projected revenue to be generated by the Homeward Residential, Inc. (“Homeward”) and Residential Capital, LLC (“ResCap”) portfolios over the lives of these portfolios (revenue-based amortization). In addition, professional services legal costs were lower for the nine months ended September 30, 2017 in connection with the resolution of, and reduction in activities related to, several litigation and regulatory matters. The decrease in SG&A for the nine months ended September 30, 2017 was partially offset by unfavorable loss accrual adjustments of $2.7 million relating to facility closures and litigation related costs in other SG&A in the second quarter of 2017 (no comparative amount for the nine months ended September 30, 2016). In addition, the decreases in SG&A for the nine month ended September 30, 2017 were partially offset by a $3.0 million favorable loss accrual adjustment in other SG&A in the nine months ended September 30, 2016 (no comparative amounts for the nine months ended September 30, 2017 and the third quarter of 2017 and 2016).
Income from Operations
Income from operations decreased to $41.1 million, representing 6% of service revenue, for the nine months ended September 30, 2017 compared to $79.7 million, representing 11% of service revenue, for the nine months ended September 30, 2016 (decreased to $13.5 million, representing 6% of service revenue, for the third quarter of 2017 compared to $24.9 million, representing 10% of service revenue, for the third quarter of 2016). The decrease in operating income as a percentage of service revenue was the result of the decrease in gross profit margin, partially offset by lower SG&A expenses, as discussed above.
Other Income (Expense), net
Other income (expense), net principally includes interest expense and other non-operating gains and losses. Interest expense was $16.9 million for the nine months ended September 30, 2017, a decrease of $1.6 million compared to the nine months ended September 30, 2016 ($5.6 million for the third quarter of 2017, a decrease of $0.4 million compared to the third quarter of 2016), primarily due to the 2017 and 2016 repurchases of portions of our senior secured term loan with an aggregate par value of $101.1 million, partially offset by an increase in the senior secured term loan interest rate from 4.50% as of December 31, 2016 and 4.72% as of June 30, 2017 to 4.74% as of September 30, 2017. Other non-operating gains and losses primarily represent gains on the early extinguishment of debt and income and expenses related to our investment in RESI common stock.

During the nine months ended September 30, 2017, we repurchased portions of our senior secured term loan with an aggregate par value of $50.1 million at a weighted average discount of 12.2%, recognizing a net gain of $5.4 million on the early extinguishment of debt (repurchased aggregate par value of $24.1 million at a weighted average discount of 7.5%, recognizing a net gain of $1.5 million on the early extinguishment of debt for the third quarter of 2017). During the nine months ended September 30, 2016, we repurchased portions of our senior secured term loan with an aggregate par value of $51.0 million at a weighted average discount of 13.2%, recognizing a net gain of $5.5 million on the early extinguishment of debt (no repurchases in the third quarter of 2016).
During the nine months ended September 30, 2017 and 2016, we earned dividends of $1.9 million and $1.0 million, respectively ($0.6 million for the third quarter of 2017 and no comparative amount for the third quarter of 2016) related to our investment in RESI. In addition, during the nine months ended September 30, 2016, we incurred expenses of $3.4 million related to this investment (no comparative amounts in 2017 and the third quarter of 2016).
Income Tax Provision
We recognized an income tax provision of $7.6 million for the nine months ended September 30, 2017 compared to $12.8 million for the nine months ended September 30, 2016 ($2.6 million and $7.3 million for the third quarter of 2017 and 2016, respectively). Our effective tax rate was 23.6% and 20.1% for the nine months ended September 30, 2017 and September 30, 2016, respectively (25.0% and 39.0% for the third quarter of 2017 and 2016, respectively). Our effective tax rates differ from the Luxembourg statutory tax rate of 27.1% and 29.2% in 2017 and 2016, respectively, primarily due to the effect of certain deductions in Luxembourg and the mix of income and losses with varying tax rates in multiple taxing jurisdictions. The higher effective income tax rate for the nine months ended September 30, 2017 was primarily the result of lower pretax income, which changed the mix of taxable income across the jurisdictions in which we operate. The lower effective income tax rate for the third quarter of 2017 was primarily the result of adjustments made in the third quarter of 2016 to true-up the tax provision from prior quarters. This was partially offset by higher pretax income in the third quarter of 2016, which, as discussed above, changed the mix of taxable income across the jurisdictions in which we operate.
SEGMENT RESULTS OF OPERATIONS
Effective January 1, 2017, our reportable segments changed as a result of changes in our internal organization, which changed the way our Chief Executive Officer (our chief operating decision maker) manages our businesses, allocates resources and evaluates performance. We now report our operations through two new reportable segments: Mortgage Market and Real Estate Market. In addition, we report Other Businesses, Corporate and Eliminations separately. Prior to the January 1, 2017 change in reportable segments, our reportable segments were Mortgage Services, Financial Services and Technology Services. The former Mortgage Services segment was separated into the Mortgage Market and Real Estate Market segments (see Overview - Our Business). Furthermore, certain of the software services business units that were formerly in the Technology Services segment and the mortgage charge-off collections business that was formerly in the Financial Services segment are now included in the Mortgage Market. Other Businesses, Corporate and Eliminations includes the asset recovery management services and customer relationship management services that were formerly in the Financial Services segment as well as IT infrastructure management services formerly in the Technology Services segment (see Overview - Our Business). Prior year comparable period segment disclosures have been restated to conform to the current year presentation.
The following section provides a discussion of pretax results of operations of our business segments. Transactions between segments are accounted for as third party arrangements for purposes of presenting segment results of operations and eliminated in consolidation.
Financial information for our segments was as follows:

	Three months ended September 30, 2017
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue
Service revenue	$189,615	$21,113	$13,580	$224,308
Reimbursable expenses	8,842	1,008	16	9,866
Non-controlling interests	805	—	—	805
	199,262	22,121	13,596	234,979
Cost of revenue	137,466	23,497	13,935	174,898
Gross profit (loss)	61,796	(1,376)	(339)	60,081
Selling, general and administrative expenses	28,006	4,208	14,408	46,622
Income (loss) from operations	33,790	(5,584)	(14,747)	13,459
Total other income (expense), net	26	—	(3,128)	(3,102)

Income (loss) before income taxes and non-controlling interests	$33,816	$(5,584)	$(17,875)	$10,357

Margins:
Gross profit (loss)/service revenue	33%	(7)%	(2)%	27%
Income (loss) from operations/service revenue	18%	(26)%	(109)%	6%

	Three months ended September 30, 2016
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue
Service revenue	$199,176	$21,231	$19,375	$239,782
Reimbursable expenses	11,762	285	33	12,080
Non-controlling interests	883	—	—	883
	211,821	21,516	19,408	252,745
Cost of revenue	138,646	16,634	18,722	174,002
Gross profit	73,175	4,882	686	78,743
Selling, general and administrative expenses	29,903	6,961	17,022	53,886
Income (loss) from operations	43,272	(2,079)	(16,336)	24,857
Total other income (expense), net	10	—	(6,071)	(6,061)

Income (loss) before income taxes and non-controlling interests	$43,282	$(2,079)	$(22,407)	$18,796

Margins:
Gross profit/service revenue	37%	23%	4%	33%
Income (loss) from operations/service revenue	22%	(10)%	(84)%	10%

	Nine months ended September 30, 2017
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue
Service revenue	$583,002	$64,649	$44,603	$692,254
Reimbursable expenses	29,071	2,665	50	31,786
Non-controlling interests	2,107	—	—	2,107
	614,180	67,314	44,653	726,147
Cost of revenue	421,942	72,484	43,818	538,244
Gross profit (loss)	192,238	(5,170)	835	187,903
Selling, general and administrative expenses	86,493	14,084	46,216	146,793
Income (loss) from operations	105,745	(19,254)	(45,381)	41,110
Total other income (expense), net	138	—	(8,985)	(8,847)

Income (loss) before income taxes and non-controlling interests	$105,883	$(19,254)	$(54,366)	$32,263

Margins:
Gross profit (loss)/service revenue	33%	(8)%	2%	27%
Income (loss) from operations/service revenue	18%	(30)%	(102)%	6%

	Nine months ended September 30, 2016
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue
Service revenue	$584,740	$68,805	$61,841	$715,386
Reimbursable expenses	39,809	1,424	84	41,317
Non-controlling interests	1,973	—	—	1,973
	626,522	70,229	61,925	758,676
Cost of revenue	408,412	47,946	60,878	517,236
Gross profit	218,110	22,283	1,047	241,440
Selling, general and administrative expenses	90,498	18,755	52,456	161,709
Income (loss) from operations	127,612	3,528	(51,409)	79,731
Total other income (expense), net	144	—	(16,017)	(15,873)

Income (loss) before income taxes and non-controlling interests	$127,756	$3,528	$(67,426)	$63,858

Margins:
Gross profit/service revenue	37%	32%	2%	34%
Income (loss) from operations/service revenue	22%	5%	(83)%	11%

Mortgage Market
Revenue
Revenue by business unit was as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2017	2016	% Increase (decrease)	2017	2016	% Increase (decrease)

Service revenue:
Servicer Solutions	$176,258	$183,804	(4)	$545,447	$546,736	—
Origination Solutions	13,357	15,372	(13)	37,555	38,004	(1)
Total service revenue	189,615	199,176	(5)	583,002	584,740	—

Reimbursable expenses:
Servicer Solutions	8,803	11,684	(25)	28,854	39,632	(27)
Origination Solutions	39	78	(50)	217	177	23
Total reimbursable expenses	8,842	11,762	(25)	29,071	39,809	(27)

Non-controlling interests	805	883	(9)	2,107	1,973	7

Total revenue	$199,262	$211,821	(6)	$614,180	$626,522	(2)
We recognized service revenue of $583.0 million for the nine months ended September 30, 2017, a less than 1% decrease compared to the nine months ended September 30, 2016 ($189.6 million for the third quarter of 2017, a 5% decrease compared to the third quarter of 2016). Service revenue for the nine months ended September 30, 2017 declined primarily as a result of the normal run-off of Ocwen’s loan servicing portfolio in the Servicer Solutions business. This decline was almost entirely offset by growth in referrals of certain higher fee property preservation services, a change in 2015 in the pricing and billing model for preservation services on new Ocwen REO referrals that resulted in certain services that were historically reimbursable expenses revenue becoming service revenue, the acquisition of Granite in July 2016 and growth in non-Ocwen service revenues from new and existing customers in the Servicer Solutions business. Service revenue for the third quarter of 2017 declined primarily as a result of the normal run-off of Ocwen’s loan servicing portfolio in the Servicer Solutions business. This decline was partially offset by growth in referrals of certain higher fee property preservation services, a change in 2015 in the pricing and billing model for preservation services as discussed above and growth in non-Ocwen service revenues from new and existing customers in the Servicer Solutions business.
The decreases in reimbursable expenses revenue were primarily due to the change in 2015 in the pricing and billing model for preservation services on new Ocwen REO referrals described above.
Certain of our Mortgage Market businesses are impacted by seasonality. Revenues from property sales, loan originations and certain property preservation services are generally lowest during the fall and winter months and highest during the spring and summer months.
Cost of Revenue and Gross Profit
Cost of revenue consisted of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2017	2016	% Increase (decrease)	2017	2016	% Increase (decrease)

Compensation and benefits	$41,475	$44,876	(8)	$126,153	$134,693	(6)
Outside fees and services	74,902	70,506	6	228,982	199,737	15
Reimbursable expenses	8,842	11,762	(25)	29,071	39,809	(27)
Technology and telecommunications	7,708	7,372	5	23,589	21,795	8
Depreciation and amortization	4,539	4,130	10	14,147	12,378	14

Cost of revenue	$137,466	$138,646	(1)	$421,942	$408,412	3

Cost of revenue for the nine months ended September 30, 2017 of $421.9 million increased by 3% compared to the nine months ended September 30, 2016 ($137.5 million for the third quarter of 2017, a 1% decrease compared to the third quarter of 2016). The increase in cost of revenue for the nine months ended September 30, 2017 was primarily driven by higher outside fees and services, partially offset by decreases in reimbursable expenses and compensation and benefits. Outside fees and services increased due to growth in referrals of certain higher cost property preservation services in the Servicer Solutions business, consistent with the growth in service revenue discussed in the revenue section above, particularly during the first half of 2017. Reimbursable expenses declined primarily as a result of the change in billing discussed in the revenue section above. Compensation and benefits declined in certain of the Servicer Solutions businesses as we reduced headcount levels in certain businesses, consistent with the decline in service revenue discussed in the revenue section above and benefited from efficiency initiatives. The decrease in cost of revenue for the third quarter of 2017 was primarily due to a decrease in compensation and benefits in certain of the Servicer Solutions businesses and reimbursable expenses, partially offset by an increase in outside fees and services, consistent with the service revenue discussion above.
Gross profit decreased to $192.2 million, representing 33% of service revenue, for the nine months ended September 30, 2017 compared to $218.1 million, representing 37% of service revenue, for the nine months ended September 30, 2016 (decreased to $61.8 million, representing 33% of service revenue for the third quarter of 2017, compared to $73.2 million, representing 37% of service revenue for the third quarter of 2016). Gross profit as a percentage of service revenue declined primarily due to revenue mix from growth in the lower margin property preservation services and declines in other higher margin businesses. Our margins can vary substantially depending upon service revenue mix.
Selling, General and Administrative Expenses and Income from Operations
SG&A expenses consisted of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2017	2016	% Increase (decrease)	2017	2016	% Increase (decrease)

Compensation and benefits	$6,292	$5,492	15	$17,393	$16,368	6
Occupancy related costs	5,648	4,997	13	17,687	15,187	16
Amortization of intangible assets	7,975	10,761	(26)	25,119	34,179	(27)
Professional services	2,319	2,186	6	7,018	9,314	(25)
Marketing costs	2,170	3,443	(37)	6,405	7,859	(19)
Depreciation and amortization	1,012	1,053	(4)	2,881	2,964	(3)
Other	2,590	1,971	31	9,990	4,627	116

Selling, general and administrative expenses	$28,006	$29,903	(6)	$86,493	$90,498	(4)
SG&A for the nine months ended September 30, 2017 of $86.5 million decreased by 4% compared to the nine months ended September 30, 2016 ($28.0 million for the third quarter of 2017, a 6% decrease compared to the third quarter of 2016). The decreases in SG&A were primarily driven by lower amortization of intangible assets, driven by an increase in total projected revenue to be generated by the Homeward and ResCap portfolios over the lives of these portfolios (revenue-based amortization). In addition, professional services legal costs were lower for the nine months ended September 30, 2017 in connection with the resolution of, and reduction in activities related to, several litigation and regulatory matters. The decreases in SG&A for the nine months ended September 30, 2017 were partially offset by a $3.0 million favorable loss accrual adjustment in other SG&A in the nine months ended September 30, 2016 (no comparative amounts for the nine months ended September 30, 2017 and the third quarter of 2017 and 2016).
Income from operations decreased to $105.7 million, representing 18% of service revenue, for the nine months ended September 30, 2017 compared to $127.6 million, representing 22% of service revenue, for the nine months ended September 30, 2016 (decreased to $33.8 million, representing 18% of service revenue for the third quarter of 2017, compared to $43.3 million, representing 22% of service revenue for the third quarter of 2016). The decreases in operating income as a percentage of service revenue were primarily the result of lower gross profit margins from the decrease in revenue, partially offset by lower SG&A, as discussed above.

Real Estate Market
Revenue
Revenue by business unit was as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2017	2016	% Increase (decrease)	2017	2016	% Increase (decrease)

Service revenue:
Consumer Real Estate Solutions	$1,441	$213	N/M	$3,440	$732	N/M
Real Estate Investor Solutions	19,672	21,018	(6)	61,209	68,073	(10)
Total service revenue	21,113	21,231	(1)	64,649	68,805	(6)

Reimbursable expenses:
Real Estate Investor Solutions	1,008	285	254	2,665	1,424	87
Total reimbursable expenses	1,008	285	254	2,665	1,424	87

Total revenue	$22,121	$21,516	3	$67,314	$70,229	(4)
N/M — not meaningful.
We recognized service revenue of $64.6 million for the nine months ended September 30, 2017, a 6% decrease compared to the nine months ended September 30, 2016 ($21.1 million for the third quarter of 2017, a 1% decrease compared to the third quarter of 2016). The decreases in service revenue were primarily due to RESI’s lower property preservation referrals and REO sales in the Real Estate Investor Solutions business as RESI continues its transition from buying non-performing loans to directly acquiring rental homes. These decreases were partially offset by growth in home sales revenue in our buy-renovate-sell program in the Real Estate Investor Solutions business, which began operations in the second half of 2016, and growth in the Consumer Real Estate Solutions business from higher transaction volumes.
Cost of Revenue and Gross Profit (Loss)
Cost of revenue consisted of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2017	2016	% Increase (decrease)	2017	2016	% Increase (decrease)

Compensation and benefits	$8,777	$8,173	7	$28,167	$21,335	32
Outside fees and services	7,865	6,229	26	19,249	20,751	(7)
Cost of real estate sold	4,411	—	N/M	16,461	—	N/M
Reimbursable expenses	1,008	285	254	2,665	1,424	87
Technology and telecommunications	1,203	1,766	(32)	4,659	3,874	20
Depreciation and amortization	233	181	29	1,283	562	128

Cost of revenue	$23,497	$16,634	41	$72,484	$47,946	51
N/M — not meaningful.
Cost of revenue for the nine months ended September 30, 2017 of $72.5 million increased by 51% compared to the nine months ended September 30, 2016 ($23.5 million for the third quarter of 2017, a 41% increase compared to the third quarter of 2016). The increases in cost of revenue were primarily due to increased cost of real estate sold in the Real Estate Investor Solutions business from real estate sold in connection with our buy-renovate-sell program, partially offset by lower property preservation referrals. Compensation and benefits increased in the Consumer Real Estate Solutions business to support growth of this business, partially offset by lower headcount levels in the Real Estate Investor Solutions business driven by lower customer volumes in certain business units, consistent with the decline in service revenue discussed in the revenue section above.
Gross profit decreased to a loss of $5.2 million, representing (8)% of service revenue, for the nine months ended September 30, 2017, compared to gross profit of $22.3 million, representing 32% of service revenue, for the nine months ended September 30, 2016 (decreased to a loss of $1.4 million, representing (7)% of service revenue for the third quarter of 2017, compared to gross profit of $4.9 million, representing 23% of service revenue for the third quarter of 2016). Gross profit declined primarily as a result of growth of the lower margin buy-renovate-sell program and lower brokerage commissions from higher margin REO sales.
Selling, General and Administrative Expenses and Income (Loss) from Operations
SG&A expenses consisted of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2017	2016	% Increase (decrease)	2017	2016	% Increase (decrease)

Compensation and benefits	$732	$541	35	$2,469	$1,451	70
Occupancy related costs	631	615	3	2,353	1,681	40
Amortization of intangible assets	211	204	3	633	752	(16)
Professional services	339	368	(8)	974	972	—
Marketing costs	1,786	5,751	(69)	5,390	13,231	(59)
Depreciation and amortization	180	92	96	561	342	64
Other	329	(610)	154	1,704	326	N/M

Selling, general and administrative expenses	$4,208	$6,961	(40)	$14,084	$18,755	(25)
N/M — not meaningful.
SG&A for the nine months ended September 30, 2017 of $14.1 million decreased by 25% compared to the nine months ended September 30, 2016 ($4.2 million for the third quarter of 2017, a 40% decrease compared to the third quarter of 2016). The decreases in SG&A were primarily the result of lower marketing costs as a result of initial non-recurring Owners.com market launch costs incurred in 2016 and the reduction in Owners.com recurring marketing spending as the business unit focuses on improving the lead to closing conversion rate.
Income from operations decreased to a loss from operations of $19.3 million, representing (30)% of service revenue, for the nine months ended September 30, 2017 compared to income from operations of $3.5 million, representing 5% of service revenue, for the nine months ended September 30, 2016 (loss from operations of $5.6 million, representing (26)% of service revenue for the third quarter of 2017, compared to a loss from operations of $2.1 million, representing (10)% of service revenue for the third quarter of 2016). The decrease in operating income as a percentage of service revenue was primarily the result of lower gross profit margins, partially offset by lower SG&A, as discussed above.
Other Businesses, Corporate and Eliminations
Revenue
Revenue by business unit was as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2017	2016	% Increase (decrease)	2017	2016	% Increase (decrease)

Service revenue:
Customer relationship management	$6,822	$8,777	(22)	$21,682	$29,052	(25)
Asset recovery management	5,743	5,849	(2)	17,940	18,609	(4)
IT infrastructure services	1,015	4,749	(79)	4,981	14,180	(65)
Total service revenue	13,580	19,375	(30)	44,603	61,841	(28)

Reimbursable expenses:
Asset recovery management	16	33	(52)	50	84	(40)
Total reimbursable expenses	16	33	(52)	50	84	(40)

Total revenue	$13,596	$19,408	(30)	$44,653	$61,925	(28)
We recognized service revenue of $44.6 million for the nine months ended September 30, 2017, a 28% decrease compared to the nine months ended September 30, 2016 ($13.6 million for the third quarter of 2017, a 30% decrease compared to the third quarter of 2016). The decreases were primarily due to a decline in IT infrastructure services, which are typically billed on a cost plus basis, due to the transition of resources supporting Ocwen’s technology infrastructure to Ocwen. In addition, customer relationship management revenues were lower as we severed relationships with certain clients that were not profitable and we experienced a reduction in volume from the transition of services from one customer to another.
Certain of our other businesses are impacted by seasonality. Revenue in the asset recovery management business tends to be higher in the first quarter, as borrowers may utilize tax refunds and bonuses to pay debts, and generally declines throughout the remainder of the year.
Cost of Revenue and Gross Profit (Loss)
Cost of revenue consisted of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2017	2016	% Increase (decrease)	2017	2016	% Increase (decrease)

Compensation and benefits	$10,080	$13,308	(24)	$31,770	$45,165	(30)
Outside fees and services	903	710	27	2,652	2,086	27
Reimbursable expenses	16	33	(52)	50	84	(40)
Technology and telecommunications	1,478	2,364	(37)	4,433	6,476	(32)
Depreciation and amortization	1,458	2,307	(37)	4,913	7,067	(30)

Cost of revenue	$13,935	$18,722	(26)	$43,818	$60,878	(28)
Cost of revenue for the nine months ended September 30, 2017 of $43.8 million decreased by 28% compared to the nine months ended September 30, 2016 ($13.9 million for the third quarter of 2017, a 26% decrease compared to the third quarter of 2016). The decreases in cost of revenue were primarily due to a decrease in compensation and benefits associated with the transition of resources supporting Ocwen’s technology infrastructure to Ocwen and reduced headcount levels in our customer relationship management business from a decrease in client relationships, as discussed in the revenue section above.
Gross profit decreased to $0.8 million, representing 2% of service revenue, for the nine months ended September 30, 2017 compared to $1.0 million, representing 2% of service revenue, for the nine months ended September 30, 2016 (decrease to gross loss of $0.3 million, representing (2)% of service revenue for the third quarter of 2017, compared to gross profit of $0.7 million, representing 4% of service revenue for the third quarter of 2016). Gross profit as a percentage of service revenue decreased due to the decrease in IT infrastructure and customer relationship management revenue, largely offset by a reduction in compensation and benefits.
Selling, General and Administrative Expenses, Loss from Operations and Other Expenses, net
SG&A in Other Businesses, Corporate and Eliminations include SG&A expenses of the customer relationship management, asset recovery management and IT infrastructure services business. It also includes costs related to corporate support functions not allocated to the Mortgage Market and Real Estate Market segments.
Other income (expense), net includes interest expense and non-operating gains and losses.
Other Businesses, Corporate and Eliminations also include eliminations of transactions between the reportable segments.
SG&A expenses consisted of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2017	2016	% Increase (decrease)	2017	2016	% Increase (decrease)

Compensation and benefits	$8,044	$8,112	(1)	$23,253	$24,641	(6)
Occupancy related costs	2,257	3,291	(31)	8,307	9,917	(16)
Amortization of intangible assets	418	500	(16)	1,391	1,501	(7)
Professional services	1,228	1,543	(20)	3,991	7,247	(45)
Marketing costs	36	81	(56)	163	348	(53)
Depreciation and amortization	1,094	1,412	(23)	3,626	4,208	(14)
Other	1,331	2,083	(36)	5,485	4,594	19

Selling, general and administrative expenses	14,408	17,022	(15)	46,216	52,456	(12)

Other expenses, net	3,128	6,071	(48)	8,985	16,017	(44)

Total corporate costs	$17,536	$23,093	(24)	$55,201	$68,473	(19)
SG&A for the nine months ended September 30, 2017 of $46.2 million decreased by 12% compared to the nine months ended September 30, 2016 ($14.4 million for the third quarter of 2017, a 15% decrease compared to the third quarter of 2016). The decrease in SG&A for the nine months ended September 30, 2017 was primarily due to lower professional services legal costs in connection with the resolution of, and reduction in activities related to, several legal and regulatory matters and lower occupancy costs driven by subleasing certain office facilities during the fourth quarter of 2016 and the first half of 2017, partially offset by unfavorable loss accrual adjustments of $2.7 million related to facility closures and litigation related costs in other SG&A in the first half of 2017. The decrease in SG&A for the third quarter of 2017 was primarily due to lower occupancy costs, as discussed above.
Loss from operations decreased to $45.4 million for the nine months ended September 30, 2017 compared to a loss of $51.4 million for the nine months ended September 30, 2016 (decreased to $14.7 million for the third quarter of 2017 compared to a loss of $16.3 million for the third quarter of 2016). The decreases in loss from operations were primarily driven by decreases in SG&A, as discussed above.
Other expenses, net principally includes interest expense and other non-operating gains and losses. For the nine months ended September 30, 2017, other expenses, net of $9.0 million decreased by 44% compared to the nine months ended September 30, 2016 ($3.1 million for the third quarter of 2017, decreased by 48% compared to the third quarter of 2016) due to lower interest expense in 2017 and non-recurring expenses incurred in the first half of 2016, relating to our investment in RESI. In addition, other expenses, net decreased for the third quarter of 2017 from increased gains on the early extinguishment of debt and income related to our investment in RESI.
Interest expense was $16.9 million for the nine months ended September 30, 2017, a decrease of $1.6 million compared to the nine months ended September 30, 2016 ($5.6 million for the third quarter of 2017, a decrease of $0.4 million compared to the third quarter of 2016), primarily due to the 2017 and 2016 repurchases of portions of our senior secured term loan with an aggregate par value of $101.1 million, partially offset by an increase in the senior secured term loan interest rate from 4.50% as of December 31, 2016 and 4.72% as of June 30, 2017 to 4.74% as of September 30, 2017.
During the nine months ended September 30, 2017, we repurchased portions of our senior secured term loan with an aggregate par value of $50.1 million at a weighted average discount of 12.2%, recognizing a net gain of $5.4 million on the early extinguishment of debt (repurchased aggregate par value of $24.1 million at a weighted average discount of 7.5%, recognizing a net gain of $1.5 million on the early extinguishment of debt for the third quarter of 2017). During the nine months ended September 30, 2016, we repurchased portions of our senior secured term loan with an aggregate par value of $51.0 million at a weighted average discount of 13.2%, recognizing a net gain of $5.5 million on the early extinguishment of debt (no repurchases in the third quarter of 2016).
During the nine months ended 2017 and 2016, we earned dividends of $1.9 million and $1.0 million, respectively ($0.6 million for the third quarter of 2017 and no comparative amount for the third quarter of 2016) related to our investment in RESI. In addition, during the nine months ended September 30, 2016, we incurred expenses of $3.4 million related to this investment (no comparative amounts in 2017 and the third quarter of 2016).

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary source of liquidity is cash flows from operations. We seek to deploy cash generated in a disciplined manner. Principally, we intend to use cash to develop and grow complementary services and businesses that we believe will generate attractive margins in line with our core capabilities and strategy. We use cash for scheduled repayments of our senior secured term loan and seek to use cash from time to time to repurchase shares of our common stock and repurchase portions of our senior secured term loan. In addition, we consider and evaluate business acquisitions that may arise from time to time that are aligned with our strategy.
For the nine months ended September 30, 2017, we used $48.6 million to repay and repurchase portions of the senior secured term loan ($23.8 million for the third quarter of 2017) and $25.0 million to repurchase shares of our common stock ($9.5 million for the third quarter of 2017).
Senior Secured Term Loan
On November 27, 2012, Altisource Solutions S.à r.l., a wholly-owned subsidiary of Altisource Portfolio Solutions S.A., entered into a senior secured term loan agreement with Bank of America, N.A., as administrative agent, and certain lenders. Altisource Portfolio Solutions S.A. and certain subsidiaries are guarantors of the term loan. We subsequently entered into three amendments to the senior secured term loan agreement to increase the principal amount of the senior secured term loan and, among other changes, re-establish the $200.0 million incremental term loan facility accordion, lower the interest rate, extend the maturity date by approximately one year and increase the maximum amount of Restricted Junior Payments (as defined in the senior secured term loan agreement; other capitalized terms, unless defined herein, are defined in the senior secured term loan agreement). The lenders of the senior secured term loan, as amended, have no obligation to provide any such additional debt under the accordion provision. As of September 30, 2017, $425.1 million was outstanding under the senior secured term loan agreement, as amended, compared to $479.7 million as of December 31, 2016.
After giving effect to the third amendment entered into on August 1, 2014, the term loan must be repaid in equal consecutive quarterly principal installments of $1.5 million, with the balance due at maturity. All amounts outstanding under the senior secured term loan agreement will become due on the earlier of (i) December 9, 2020 and (ii) the date on which the loans are declared to be due and owing by the administrative agent at the request (or with the consent) of the Required Lenders or as otherwise provided in the senior secured term loan agreement upon the occurrence of any event of default under the senior secured term loan agreement. However, if the leverage ratio exceeds 3.00 to 1.00, as calculated in accordance with the provisions of the senior secured term loan agreement, a percentage of cash flows must be used to repay principal (the percentage increases if the leverage ratio exceeds 3.50 to 1.00). No mandatory prepayments were required for the nine months ended September 30, 2017. The interest rate as of September 30, 2017 was 4.74%.
During the nine months ended September 30, 2017, we repurchased portions of our senior secured term loan with an aggregate par value of $50.1 million at a weighted average discount of 12.2%, recognizing a net gain of $5.4 million on the early extinguishment of debt (repurchased aggregate par value of $24.1 million at a weighted average discount of 7.5%, recognizing a net gain of $1.5 million on the early extinguishment of debt for the third quarter of 2017). During the nine months ended September 30, 2016, we repurchased portions of our senior secured term loan with an aggregate par value of $51.0 million at a weighted average discount of 13.2%, recognizing a net gain of $5.5 million on the early extinguishment of debt (no repurchases in the third quarter of 2016).
The debt covenants in the senior secured term loan agreement limit, among other things, our ability to incur additional debt, pay dividends and repurchase shares of our common stock. In the event we require additional liquidity, our ability to obtain it may be limited by the senior secured term loan.

Cash Flows
The following table presents our cash flows for the nine months ended September 30:

(in thousands)	2017	2016	% Increase (decrease)

Net income adjusted for non-cash items	$83,771	$115,024	(27)
Changes in operating assets and liabilities	(36,642)	(8,989)	N/M
Net cash provided by operating activities	47,129	106,035	(56)
Net cash used in investing activities	(7,558)	(74,095)	90
Net cash used in financing activities	(74,742)	(76,319)	2
Net decrease in cash and cash equivalents	(35,171)	(44,379)	21
Cash and cash equivalents at the beginning of the period	149,294	179,327	(17)

Cash and cash equivalents at the end of the period	$114,123	$134,948	(15)
N/M — not meaningful.
Cash Flows from Operating Activities
Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net income. For the nine months ended September 30, 2017, cash flows provided by operating activities were $47.1 million, or $0.07 for every dollar of service revenue ($34.6 million, or $0.15 for every dollar of service revenue for the third quarter of 2017) compared to cash flows generated from operating activities of $106.0 million, or $0.15 for every dollar of service revenue for the nine months ended September 30, 2016 ($36.6 million, or $0.15 for every dollar of service revenue for the third quarter of 2016). The decrease in cash flows from operations for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, was principally driven by the $28.0 million net payment for the previously accrued litigation settlement, an $11.6 million increase in short-term investments in real estate and lower net income, partially offset by higher collections of accounts receivable, primarily driven by timing of collections.
Operating cash flows can be negatively impacted because of the nature of some of our services and the mix of services provided. Certain services are performed immediately following or shortly after the referral, but the collection of the receivable does not occur until a specific event occurs (e.g., the foreclosure is complete, the REO asset is sold, etc.). Furthermore, lower margin services generate lower income and cash flows from operations. In addition, annual incentive compensation bonuses are typically paid during the first quarter of each year. Consequently, our cash flows from operations may be negatively impacted when comparing one interim period to another.
Cash Flows from Investing Activities
Cash flows from investing activities for the nine months ended September 30, 2017 and 2016 primarily included capital expenditures and purchases and sales of available for sale securities. For the nine months ended September 30, 2017 and 2016, we used $7.5 million and $16.5 million, respectively, for capital expenditures primarily related to investments in the development of certain software applications, IT infrastructure and facility build-outs. The decrease in capital expenditures primarily related to the completion of several software development projects and facility build-outs in 2016. In addition, during the nine months ended September 30, 2016, we purchased 4.1 million shares of RESI common stock for $48.2 million including brokers’ commissions and acquired Granite for $9.6 million, prior to a $0.1 million purchase price adjustment (no comparative amounts in 2017).
Cash Flows from Financing Activities
Cash flows from financing activities for the nine months ended September 30, 2017 and 2016 primarily included activities associated with share repurchases, debt repayments and repurchases, stock option exercises and payments to non-controlling interests. During the nine months ended September 30, 2017 and 2016, we used $25.0 million and $34.3 million, respectively, to repurchase our common stock. In addition, during the nine months ended September 30, 2017 and 2016, we used $48.6 million and $49.2 million, respectively, to repurchase portions of our senior secured term loan and make scheduled repayments of our senior secured term loan. During the nine months ended September 30, 2017 and 2016, stock option exercises provided proceeds of $2.1 million and $8.9 million, respectively. During the nine months ended September 30, 2017 and 2016, we distributed $2.1 million and $1.6 million, respectively, to non-controlling interests. Also during the nine months ended September 30, 2017, we made payments of $1.1 million to satisfy employee tax withholding obligations on the issuance of restricted shares. These payments were made to tax authorities, at the employees’ direction, to satisfy the employees’ tax obligations rather than issuing a portion of vested restricted shares to employees.

Liquidity Requirements after September 30, 2017
On September 12, 2014, we acquired certain assets and assumed certain liabilities of Mortgage Builder Software, Inc. (“Mortgage Builder”). The Mortgage Builder purchase agreement provides for the payment of up to $7.0 million in potential additional consideration based on Adjusted Revenue (as defined in the purchase agreement). As of September 30, 2017, we have recorded $0.4 million of potential additional consideration related to the Mortgage Builder acquisition. The amount ultimately paid will depend on Mortgage Builder’s Adjusted Revenue in the last of the three consecutive 12-month periods following acquisition, which concludes during the fourth quarter of 2017.
On July 17, 2015, we acquired CastleLine Holdings, LLC and its subsidiaries. A portion of the purchase consideration totaling $10.5 million is payable to the sellers over four years from the acquisition date, including $3.8 million to be paid to certain of the sellers that is contingent on future employment. As of September 30, 2017, we have paid $8.0 million of the up to $10.5 million that is payable over four years from the acquisition date and $1.3 million of the $3.8 million purchase consideration that is contingent on future employment.
During the next 12 months, we expect to distribute approximately $2.5 million to the Lenders One members representing non-controlling interest, make mandatory repayments of $5.9 million of the senior secured term loan and pay $20.0 million of interest expense under the senior secured term loan agreement.
We believe that our existing cash and cash equivalent balances and our anticipated cash flows from operations will be sufficient to meet our liquidity needs, including to fund capital expenditures and required debt and interest payments, for the next 12 months.
Contractual Obligations, Commitments and Contingencies
For the nine months ended September 30, 2017, there were no significant changes to our contractual obligations from those identified in our Form 10-K for the fiscal year ended December 31, 2016, other than those that occur in the normal course of business. See Note 20 to the condensed consolidated financial statements.
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
Our critical accounting policies are described in the MD&A section of our Form 10-K for the year ended December 31, 2016 filed with the SEC on February 16, 2017. Those policies have not changed during the nine months ended September 30, 2017.
Recently Adopted and Future Adoption of New Accounting Pronouncements
See Note 1 to the condensed consolidated financial statements for a discussion of the future adoption of new accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market Risk
Our financial market risk consists primarily of interest rate and foreign currency exchange rate risk.
Interest Rate Risk
As of September 30, 2017, the interest rate charged on the senior secured term loan was 4.74%. The interest rate is calculated based on the Adjusted Eurodollar Rate (as defined in the senior secured term loan agreement) with a minimum floor of 1.00% plus 3.50%.
Based on the principal amount outstanding at September 30, 2017, a one percentage point increase in the Eurodollar Rate would increase our annual interest expense by approximately $4.3 million, based on the September 30, 2017 Adjusted Eurodollar Rate. There would be a $1.0 million decrease in our annual interest expense if there was a one percentage point decrease in the Eurodollar Rate.

Currency Exchange Risk
We are exposed to currency risk from potential changes in currency values of our non-United States dollar denominated expenses, assets, liabilities and cash flows. Our most significant currency exposure relates to the Indian rupee. Based on expenses incurred in Indian rupees during the third quarter of 2017, a one percentage point increase or decrease in value of the Indian rupee in relation to the United States dollar would increase or decrease our annual expenses by approximately $1.1 million.
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
As of September 30, 2017, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of September 30, 2017.

b)	Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We record a liability for contingencies if an unfavorable outcome is probable and the amount of loss can be reasonably estimated, including expected insurance coverage. For proceedings where the reasonable estimate of loss is a range, we record a best estimate of loss within the range.
Litigation
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
As previously disclosed, Altisource received a Notice and Opportunity to Respond and Advise (“NORA”) letter on November 10, 2016 from the CFPB indicating that the CFPB is considering a potential enforcement action against Altisource relating to an alleged violation of federal law that primarily concerns certain technology services provided to Ocwen. The NORA letter provides the recipient an opportunity to present its positions to the CFPB before an enforcement action is recommended or commenced. On December 5, 2016, we provided a written response to the NORA letter setting forth the legal, policy and factual reasons why we believe an enforcement action is not warranted. We are committed to resolving any potential concerns of the CFPB. If the CFPB were to bring an enforcement action against us, the resolution of such action could have a material adverse impact on our business, reputation, financial condition and results of operations. However, we believe it is premature to predict the potential outcome or to estimate any potential financial impact in connection with any potential CFPB enforcement action.
Item 1A. Risk Factors
As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Form 10-K for the year ended December 31, 2016 filed with the SEC on February 16, 2017, except as follows:
We are negotiating a Services Agreement with NRZ to provide certain-fee based services on the Ocwen Transferred Portfolio. If we are not able to reach an agreement with respect to the terms of the Services Agreement, our business and results of operations could be affected.
We executed a non-binding LOI, as amended, with NRZ to enter into a Services Agreement, setting forth the terms pursuant to which Altisource Solutions S.à r.l. would be the exclusive service provider of certain fee-based services with respect to the Ocwen Transferred Portfolio through August 2025. If we are not able to reach an agreement with respect to the terms of the Services Agreement, and our role as a service provider with respect to the Ocwen Transferred Portfolio is replaced or reduced, our revenue could be lower and our results of operations could be materially adversely affected.
We have entered into a Brokerage Agreement with NRZ’s licensed brokerage subsidiary with respect to the Ocwen Transferred Portfolio. If the Brokerage Agreement is terminated, our business and results of operations could be affected.
We have entered into a Brokerage Agreement with NRZ’s licensed brokerage subsidiary, and in a related letter agreement with NRZ, to provide real estate brokerage services on the Ocwen Transferred Portfolio and with respect to approximately $6 billion of non-Ocwen serviced non-GSE portfolios. The Brokerage Agreement and the letter agreement are effective through August 31, 2025 but may be terminated early upon certain termination events (including by us if we are not able to enter into a Services Agreement with NRZ), some of which are not subject to a cure period. If any one of these termination events occurs and the Brokerage Agreement is terminated, this could have a material adverse impact on our future revenue and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to our repurchases of our equity securities during the three months ended September 30, 2017:

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum number of shares that may yet be purchased under the plans or programs(1)

Common stock:
July 1 – 31, 2017	—	$—	—	4,219,665
August 1 – 31, 2017	22,200	22.46	22,200	4,197,465
September 1 – 30, 2017	250,920	23.57	250,920	3,946,545

	273,120	$23.48	273,120	3,946,545

(1)
On May 17, 2017, our shareholders approved the renewal of the share repurchase program originally approved by the shareholders on May 18, 2016, which replaced the previous share repurchase program and authorizes us to purchase up to 4.6 million shares of our common stock in the open market, subject to certain parameters.

Item 6. Exhibits

3.1		Amended and Restated Articles of Incorporation of Altisource Portfolio Solutions S.A. (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed on August 9, 2017)

10.1	†	Form of Non-Qualified Stock Option Award Agreement (2017 Performance-Based Stock Options) (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 13, 2017)

10.2	†	Form of Non-Qualified Stock Option Award Agreement (Service Revenue Stock Options) (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on April 13, 2017)

10.3	†	Form of Restricted Stock Award Agreement (2017 Performance-Based Restricted Shares) (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on April 13, 2017)

10.4	†	Form of Restricted Stock Award Agreement (Service-Based Restricted Shares) (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on April 13, 2017)

10.5	*†	Employment Agreement dated August 3, 2017 between Altisource Solutions S.à r.l. and Indroneel Chatterjee

10.6	*†	Non-Qualified Stock Option Award Agreement between the Company and Indroneel Chatterjee dated as of October 5, 2017

10.7	*†	Restricted Stock Award Agreement between the Company and Indroneel Chatterjee dated as of October 5, 2017

10.8	**	Cooperative Brokerage Agreement, dated as of August 28, 2017, between REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp.

10.9	**
Letter Agreement, dated as of August 28, 2017, between New Residential Investment Corp., New Residential Mortgage LLC, REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and Altisource Solutions S.à r.l.

31.1	*	Section 302 Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	*	Section 302 Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	*
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017 is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2017 and 2016; (iii) Condensed Consolidated Statements of Equity for the nine months ended September 30, 2017 and 2016; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (v) Notes to Condensed Consolidated Financial Statements.

†	Denotes a management contract or compensatory arrangement
*	Filed herewith
**
Filed herewith. Portions of this exhibit have been redacted pursuant to a request for confidential treatment. The non-public information has been filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
(Registrant)

Date:	October 26, 2017	By:	/s/ William B. Shepro
William B. Shepro
Director and Chief Executive Officer
(Principal Executive Officer)

Date:	October 26, 2017	By:	/s/ Michelle D. Esterman
Michelle D. Esterman
Executive Vice President, Finance
(Principal Accounting Officer)