Form 10-K
period 2017-12-31
Altisource Portfolio Solutions S.A.
filed 2018-02-22
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
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
None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2017 was $384,670,977 based on the closing share price as quoted on the NASDAQ Global Market on that day and the assumption that all directors and executive officers of the Company, and their families, are affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of February 16, 2018, there were 17,507,617 outstanding shares of the registrant’s shares of beneficial interest (excluding 7,905,131 shares held as treasury stock).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s Annual Meeting of Shareholders to be held on May 15, 2018 are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2017.

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
PART I
Except as otherwise indicated or unless the context requires otherwise “Altisource,” the “Company,” “we,” “us,” or “our” refer to Altisource Portfolio Solutions S.A., a Luxembourg société anonyme, or public limited liability company, together with its subsidiaries.

ITEM 1.	BUSINESS
The Company
Altisource® is an integrated service provider and marketplace for the real estate and mortgage industries. Combining operational excellence with a suite of innovative services and technologies, Altisource helps solve the demands of the ever-changing markets we serve.
We are publicly traded on the NASDAQ Global Select Market under the symbol “ASPS.” We are organized under the laws of the Grand Duchy of Luxembourg.
Reportable Segments
Effective January 1, 2017, our reportable segments are as follows:
Mortgage Market: Provides loan servicers and originators with marketplaces, services and technologies that span the mortgage lifecycle. Within the Mortgage Market segment, we provide:
Servicer Solutions - the solutions, services and technologies typically used or licensed primarily by residential loan servicers.

• Property preservation and inspection services
• Real estate brokerage and auction services
• Title insurance (agent and related services) and settlement services
• Appraisal management services and broker and non-broker valuation services
• Foreclosure trustee services
• Residential and commercial loan servicing technologies

• Vendor management, marketplace transaction management and payment management technologies
• Document management platform
• Default services (real estate owned (“REO”), foreclosure, bankruptcy, eviction) technologies
• Mortgage charge-off collections
• Residential and commercial loan disbursement processing, risk mitigation and construction inspection services

Origination Solutions - the solutions, services and technologies typically used or licensed by loan originators (or other similar mortgage market participants) in originating, buying and selling residential mortgages.

• Title insurance (agent and related services) and settlement services • Appraisal management services and broker and non-broker valuation services • Fulfillment services • Loan origination system	• Document management platform • Certified loan insurance and certification • Vendor management oversight platform • Mortgage banker cooperative management • Mortgage trading platform
Real Estate Market: Provides real estate consumers and rental property investors with marketplaces and services that span the real estate lifecycle. Within the Real Estate Market segment, we provide:
Consumer Real Estate Solutions - the solutions, services and technologies typically used by home buyers and sellers to handle key aspects of buying and selling a residence.

• Real estate brokerage doing business as Owners.com® • Title insurance (agent and related services) and settlement services	• Mortgage brokerage • Homeowners insurance
Real Estate Investor Solutions - the solutions, services and technologies used by buyers and sellers of single-family investment homes.

• Property preservation and inspection services • Real estate brokerage and auction services • Data solutions • Title insurance (agent and related services) and settlement services	• Buy-renovate-lease-sell • Renovation services • Property management services • Appraisal management services and broker and non-broker valuation services
Other Businesses, Corporate and Eliminations: Includes certain ancillary businesses, interest expense and unallocated costs related to corporate support functions. The businesses in this segment include post-charge-off consumer debt collection services, customer relationship management services and information technology (“IT”) infrastructure management services. Interest expense relates to the Company’s senior secured term loan and corporate support functions include executive, finance, law, compliance, human resources, vendor management, facilities, risk management and sales and marketing costs not allocated to the business units. This segment also includes eliminations of transactions between the reportable segments.
We classify revenue in three categories: service revenue, revenue from reimbursable expenses and non-controlling interests. In evaluating our performance, we focus on service revenue. Service revenue consists of amounts attributable to our fee-based services and sales of short-term investments in real estate. Reimbursable expenses and non-controlling interests are pass-through items for which we earn no margin. Reimbursable expenses consist of amounts we incur on behalf of our customers in performing our fee-based services that we pass directly on to our customers without a markup. Non-controlling interests represent the earnings of Best Partners Mortgage Cooperative, Inc., doing business as Lenders One® (“Lenders One”). Lenders One is a mortgage cooperative managed, but not owned, by Altisource. Lenders One is included in revenue and reduced from net income to arrive at net income attributable to Altisource.
Effective January 1, 2017, our reportable segments changed as a result of a change in the way our Chief Executive Officer (our chief operating decision maker) manages our businesses, allocates resources and evaluates performance, and the related changes in our internal organization. We now report our operations through two new reportable segments: Mortgage Market and Real Estate Market. In addition, we report Other Businesses, Corporate and Eliminations separately. Prior to the January 1, 2017 change in reportable segments, our reportable segments were Mortgage Services, Financial Services and Technology Services. The former Mortgage Services segment was separated into the Mortgage Market and Real Estate Market segments. Furthermore, certain of the software services business units that were formerly in the Technology Services segment and the mortgage charge-off collections business that was formerly in the Financial Services segment are now included in the Mortgage Market. Other Businesses, Corporate and Eliminations includes asset recovery management services and customer relationship management services that were formerly in the Financial Services segment as well as IT infrastructure management services formerly in the Technology Services segment. Prior year comparable period segment disclosures have been restated to conform to the current year presentation.

2017 Highlights
Corporate

•
Generated $66.1 million of cash flows from operating activities and $110.5 million of adjusted cash flows from operating activities (this is a non-GAAP measure that is defined and reconciled to the corresponding GAAP measure on pages 29 to 31)

•	Ended 2017 with $154.2 million of cash, cash equivalents and marketable securities

•	Repurchased 1.6 million shares of our common stock at an average price of $23.84 per share

•	Repurchased $60.1 million par value of our senior secured term loan at a weighted average discount of 10.7%, recognizing a net gain of $5.6 million on the early extinguishment of debt

•
Recognized a net income tax benefit of $284.1 million in the fourth quarter of 2017 relating to the merger of two of the Company’s Luxembourg subsidiaries, the impact of statutory tax rate changes in the U.S. and Luxembourg and foreign income tax reserves

•	Amended our senior secured term loan to allow the Company to directly repurchase its debt in the open market and permit the internal restructuring of our Luxembourg subsidiaries
Servicer Solutions

•	Selected by 9 bank and non-bank loan servicers to provide property preservation and inspection services, real estate brokerage and auction services, or title insurance and settlement services

•	Selected as a service provider by 4 servicers in the first quarter of 2018

•	Grew non-Ocwen and non-NRZ (defined below) service revenue by 9% compared to 2016

•	Maintained Altisource as one of the leading REO asset managers and online auctioneers of residential real estate through its Hubzu.com platform

•
Entered into agreements with New Residential Investment Corp. (individually, together with one or more of its subsidiaries, or one or more of its subsidiaries individually, “NRZ”) that establish Altisource as the exclusive provider of REO brokerage services for mortgage servicing rights (“MSRs”) that NRZ agreed to acquire from Ocwen (see Item 7 of Part I, “Ocwen Related Matters,” for a detailed description)

•
Entered into a non-binding Letter of Intent (subsequently amended) to enter into a Services Agreement with NRZ to provide fee-based services for MSRs that NRZ agreed to acquire from Ocwen (see Item 7 of Part I, “Ocwen Related Matters,” for a detailed description)

Origination Solutions

•
Approved as a loan fulfillment provider for residential loan securitizations by Standard & Poor’s Financial Services LLC, Moody’s Investors Service, Inc., Kroll Bond Rating Agency, Inc., DBRS, Inc. and Fitch Ratings Inc. (acceptance by Fitch as a reviewer of loans for securitizations was received in January 2018)

•	Selected by 7 lenders in 2017 and early 2018 to provide platform solutions including loan fulfillment services, loan processing services, or CastleLine® certification and insurance services
Consumer Real Estate Solutions

•	Grew Owners.com residential purchases and sales by 713% in 2017 from 106 transactions in 2016 to 862 transactions in 2017

•	Launched Owners.com Loans to broker mortgages to Owners.com home buyers to deliver an integrated solution for consumers and grow revenue per sale

•	Implemented an agile operating model inspired by best-in-class Internet companies
Real Estate Investor Solutions

•	Purchased 257 homes and sold 158 homes in the buy-renovate-lease-sell business in 2017 compared to 119 home purchases and 14 home sales in 2016

•	Increased the inventory of homes in the buy-renovate-lease-sell business by 94% to 204 homes as of December 31, 2017 compared to December 31, 2016

•	Received a residential rental property management vendor rating of MOR RV2 from Morningstar Credit Ratings, LLC
Customers
Our customers include some of the largest financial institutions in the United States, government-sponsored enterprises (“GSEs”), utility companies, commercial banks, servicers, investors, non-bank originators and correspondent lenders, mortgage bankers, insurance companies and financial services companies. In addition, consumers are increasingly becoming customers of the Company through Owners.com, as this business continues to grow. During 2017, we entered into a strategic relationship with NRZ and were selected to provide services for large bank and non-bank loan servicers and lenders, positioning us well for 2018 and future years.
During the year ended December 31, 2017, Ocwen was our largest customer, accounting for 58% of our total revenue. Ocwen is a residential mortgage loan servicer for MSRs it owns, including those MSRs in which others have an economic interest, which includes NRZ, and purchases certain mortgage services and technology services from us under the terms of master services agreements and amendments thereto (collectively, the “Ocwen Services Agreements”) with terms extending through August 2025. Ocwen also purchases certain origination services from Altisource under an agreement that continues until January 2019, but which is subject to a 90 day termination right by Ocwen.
Revenue from Ocwen primarily consists of revenue earned from the loans serviced by Ocwen when Ocwen designates us as the service provider and revenue earned directly from Ocwen. For the years ended December 31, 2017, 2016 and 2015, we generated revenue from Ocwen of $542.0 million, $561.9 million and $631.6 million, respectively. Revenue from Ocwen as a percentage of segment and consolidated revenue was as follows for the years ended December 31:

	2017	2016	2015

Mortgage Market	67%	65%	66%
Real Estate Market	1%	—%	9%
Other Businesses, Corporate and Eliminations	11%	27%	37%
Consolidated revenue	58%	56%	60%
We earn additional revenue related to the portfolios serviced by Ocwen when a party other than Ocwen or the MSR owner selects Altisource as the service provider. For the years ended December 31, 2017, 2016 and 2015, we recognized revenue of $148.5 million, $188.0 million and $216.9 million, respectively, related to the portfolios serviced by Ocwen when a party other than Ocwen or the MSR owner selected Altisource as the service provider. These amounts are not included in deriving revenue from Ocwen as a percentage of revenue in the table above.
As of December 31, 2017, accounts receivable from Ocwen totaled $18.9 million, $13.6 million of which was billed and $5.3 million of which was unbilled.
As of June 30, 2017, we estimate that NRZ owned certain economic rights in, but not legal title to, approximately 78% of Ocwen’s non-GSE MSRs (the “Subject MSRs”). In July 2017, Ocwen and NRZ entered into agreements to convert NRZ’s economic rights to the Subject MSRs into fully-owned MSRs in exchange for payments from NRZ to Ocwen when such MSRs were transferred. The transfers are subject to certain third party consents. Ocwen disclosed that under these agreements, Ocwen would subservice the transferred Subject MSRs for an initial term of five years, and the agreements provided for the conversion of the existing arrangements into a more traditional subservicing arrangement.
In January 2018, Ocwen disclosed that it and NRZ entered into new agreements to accelerate the implementation of certain parts of their July 2017 arrangement in order to achieve the intent of the July 2017 agreements sooner while Ocwen continues the process of obtaining the third party consents necessary to transfer the Subject MSRs to NRZ.
On August 28, 2017, Altisource, through its licensed subsidiaries, entered into a Cooperative Brokerage Agreement, as amended, and related letter agreement (collectively, the “Brokerage Agreement”) with NRZ which extends through August 2025. Under this agreement and related amendments, Altisource remains the exclusive provider of brokerage services for REO associated with the Subject MSRs when Ocwen transfers such MSRs to NRZ or when NRZ acquires both an additional economic interest in such MSRs and the right to designate the broker for REO properties in such portfolios. The Brokerage Agreement provides that Altisource is the exclusive provider of brokerage services for REO associated with the Subject MSRs, irrespective of the sub-servicer. NRZ’s brokerage subsidiary will receive a cooperative brokerage commission on the sale of certain REO properties from these portfolios subject to certain exceptions.
On August 28, 2017, Altisource and NRZ also entered into a non-binding Letter of Intent (subsequently amended) to enter into a Services Agreement (the “Services LOI”), setting forth the terms pursuant to which Altisource would remain the exclusive service provider of fee-based services for the Subject MSRs through August 2025. The Services LOI was amended to continue through February 28, 2018 (with a further automatic extension through March 31, 2018 provided that the parties continue to negotiate the Services Agreement in good faith).

The Brokerage Agreement can be terminated by Altisource if the Services Agreement is not signed between Altisource and NRZ during the term of the Services LOI. The Brokerage Agreement may otherwise only be terminated upon the occurrence of certain specified events. Termination events include, but are not limited to, a breach of the terms of the Brokerage Agreement (including, without limitation, the failure to meet performance standards and non-compliance with law in a material respect), the failure to maintain licenses which failure materially prevents performance of the contract, regulatory allegations of non-compliance resulting in an adversarial proceeding against NRZ, voluntary or involuntary bankruptcy, appointment of a receiver, disclosure in a Form 10-K or Form 10-Q that there is significant uncertainty about Altisource’s ability to continue as a going concern, failure to maintain a specified level of cash and an unapproved change of control.
Following the execution of the Services Agreement, we anticipate that revenue from NRZ would increase and revenue from Ocwen would decrease. As Subject MSRs continue to transfer from Ocwen to NRZ, we anticipate that NRZ will become our largest customer. Had all of the Subject MSRs been transferred to NRZ and the Brokerage Agreement and the Services Agreement with NRZ were in place as of January 1, 2017, we estimate that approximately 50% of our 2017 revenue would have been related to NRZ. There can be no assurance that the parties will reach an agreement with respect to the terms of the Services Agreement or that a Services Agreement will be entered into on a timely basis or at all.
For the year ended December 31, 2017, we earned revenue from NRZ of $2.4 million following the transfer of certain of the Subject MSRs from Ocwen to NRZ (the “Transferred MSRs”) (no comparative amounts in 2016 or 2015). For the year ended December 31, 2017, we earned additional revenue of $3.9 million relating to the Transferred MSRs when a party other than NRZ selects Altisource as the service provider (no comparative amounts in 2016 or 2015).
Our services are provided to customers primarily located in the United States. Financial information for our segments can be found in Note 24 to our consolidated financial statements.
Sales and Marketing
Our enterprise sales and marketing team and business unit sales executives have extensive relationship management and industry experience. These individuals cultivate and maintain relationships throughout the industry sectors we serve. We sell our suite of services to mortgage servicers, mortgage originators, buyers and sellers of homes for personal and investment use and financial services firms.
Our primary sales and marketing focus areas for institutional customers are to:

•
Expand relationships with existing customers by cross-selling additional services and growing the volume of existing services we provide. We believe our customer relationships represent a meaningful growth opportunity for us;

•
Develop new customer relationships leveraging a comprehensive suite of services, strong performance and controls. We believe there is a large opportunity to provide our services to potential customers; and

•
Sell new offerings to existing customers and prospects. Some of our newer offerings include our suite of support services for FHA mortgages, Vendorly™, a SaaS-based vendor management platform, Trelix Connect™, a SaaS-based loan review system, noteXchange®, a SaaS platform to facilitate whole loan purchase and sale transactions, and residential and commercial loan disbursement processing, risk mitigation and construction inspection services.

Our primary sales and marketing focus areas for consumers are to:

•	Attract home buyers and sellers to Owners.com and Hubzu.com with a compelling value proposition through online marketing, search engine optimization and public relations; and

•	Leverage local real estate agents to provide personalized service to existing and prospective customers.
Given the highly regulated nature of the industries that we serve and the comprehensive purchasing process that our customers and prospects follow, the time and effort we spend in expanding relationships or winning new relationships is significant. For example, it can often take more than one year from the request for proposal or qualified lead stage to the selection of Altisource as a service provider. Furthermore, following the selection of Altisource, it is not unusual for it to take an additional six to twelve months or more to negotiate the services agreement(s), complete the implementation procedures and begin receiving referrals.
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

As of December 31, 2017, we have been awarded one patent that expires in 2023, four patents that expire in 2024, eight patents that expire in 2025, two patents that expire in 2026, two patents that expire in 2029 and one patent that expires in 2030. In addition, we have registered trademarks, or recently filed applications for the registration of trademarks, in a number of jurisdictions including the United States, the European Union (“EU”), India and nine other jurisdictions. These trademarks generally can be renewed indefinitely, provided they are being used in commerce.
We actively protect our rights and intend to continue our policy of taking the measures we deem reasonable and necessary to develop and protect our patents, trademarks, copyrights, trade secrets and other intellectual property rights.
In addition, we may make use of data in connection with certain of our services. This data generally relates to mortgage information, real property information and consumer information. We gather this data from a variety of third party sources, including from governmental entities and, subject to licensed usage rights, we use this data in connection with the delivery of our services, including combining it with proprietary data we generate to further enhance data and metrics in connection with our services.
Market and Competition
We sell our suite of services to mortgage servicers, mortgage originators, buyers and sellers of homes for personal and investment use and financial services firms. The mortgage and real estate markets are very large and are influenced by macroeconomic factors such as credit availability, interest rates, home prices, inflation, unemployment rates and consumer confidence.
The markets to provide services for mortgage servicers and mortgage originators are highly competitive and generally consist of a few national companies, in-house providers and a large number of regional and local providers. We typically compete based upon product and service awareness and offerings, product and service delivery, quality and control environment, technology integration and support, price and financial strength.
The markets to provide services for buyers and sellers of homes for personal and investment use are highly competitive and generally consist of several national companies, a large number of regional and local providers and start-up companies. We typically compete based upon product and service awareness and offerings, product and service delivery, ease of transacting, price and personal service.
For financial services firms, we provide collection services and customer relationship management services. The markets to provide these services are highly competitive and generally consist of several national companies, a large number of regional and local providers and in-house providers. We typically compete based upon product and service awareness and offerings, product and service delivery, quality and control environment, technology integration and support, price and financial strength.
Our competitors may have greater financial resources, brand recognition, alternative or disruptive products and other competitive advantages. We cannot determine our market share with certainty, but believe for mortgage servicers and collection services for financial services firms, we have a modest share of the market, and for the others we have relatively small market share.
Employees
As of December 31, 2017, we had the following number of employees:

	United States	India	Philippines	Uruguay	Luxembourg	Consolidated Altisource

Mortgage Market	745	2,964	177	8	4	3,898
Real Estate Market	167	199	140	1	5	512
Other Businesses, Corporate and Eliminations	565	1,951	361	129	12	3,018

Total employees	1,477	5,114	678	138	21	7,428
We have not experienced any work stoppages and we consider our relations with employees to be good. We believe our future success will depend, in part, on our continuing ability to attract, hire and retain skilled and experienced personnel.
Seasonality
Certain of our revenues are impacted by seasonality. More specifically, revenues from property sales, loan originations and certain property preservation services typically tend to be at their lowest level during the fall and winter months and at their highest level during the spring and summer months. In addition, the asset recovery management business tends to be higher in the first quarter, as borrowers may utilize tax refunds and bonuses to pay debts, and generally declines throughout the remainder of the year.
Government Regulation
Our business and the business of our customers are subject to extensive scrutiny and regulation by federal, state and local governmental authorities including the Federal Trade Commission (“FTC”), the Consumer Financial Protection Bureau (“CFPB”), the Securities and Exchange Commission (“SEC”), the Department of Housing and Urban Development (“HUD”), various federal and state banking regulators and the state and local agencies that license or oversee certain of our auction, real estate brokerage, mortgage and debt collection services, trustee services, property management services and insurance services. We also must comply with a number of federal, state and local consumer protection laws including, among others:

•	the Americans with Disabilities Act (“ADA”);

•	the California Homeowner Bill of Rights (“CHBR”);

•	the Controlling the Assault of Non-Solicited Pornography And Marketing Act (“CAN-SPAM”);

•	the Equal Credit Opportunity Act (“ECOA”);

•	the Fair and Accurate Credit Transactions Act (“FACTA”);

•	the Fair Credit Reporting Act (“FCRA”);

•	the Fair Debt Collection Practices Act (“FDCPA”);

•	the Fair Housing Act;

•	the Federal Trade Commission Act (“FTC Act”);

•	the Gramm-Leach-Bliley Act (“GLBA”);

•	the Home Affordable Refinance Program (“HARP”);

•	the Home Mortgage Disclosure Act (“HMDA”);

•	the Home Ownership and Equity Protection Act (“HOEPA”);

•	the New York Real Property Actions and Proceedings Law (“RPAPL”);

•	the Real Estate Settlement Procedures Act (“RESPA”);

•	the Secure and Fair Enforcement for Mortgage Licensing (“SAFE”) Act;

•	the Servicemembers Civil Relief Act (“SCRA”);

•	the Telephone Consumer Protection Act (“TCPA”);

•	the Truth in Lending Act (“TILA”); and

•	Unfair, Deceptive or Abusive Acts and Practices statutes (“UDAAP”).
We are also subject to the requirements of the Foreign Corrupt Practices Act (“FCPA”) and comparable foreign laws, due to our activities in foreign jurisdictions.
In addition to federal and state laws regarding privacy and data security, we are also subject to data protection laws in the countries in which we operate. Additionally, we anticipate that we will be subject to the European General Data Protection Regulation (“GDPR”) when it goes into effect on May 25, 2018.
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
Furthermore, certain of our technology services are provided at the direction of, and pursuant to, the identified requirements of our customers. The failure of our customers to properly identify or account for regulatory requirements applicable to such technology services could expose us to significant penalties, fines, settlements, costs and consent orders that could have an adverse effect on our financial condition or results of operations.

We may be subject to licensing and regulation as a provider of certain services including, among others, services as a mortgage origination underwriter, mortgage broker, valuation provider, appraisal management company, asset manager, property manager, property renovator, property lessor, title insurance agent, insurance broker and underwriter, real estate broker, auctioneer, foreclosure trustee and debt collector in a number of jurisdictions. Our employees and subsidiaries may be required to be licensed by or registered with various jurisdictions for the particular type of service sold or provided and to participate in regular continuing education programs. Periodically, we are subject to audits, examinations and investigations by federal, state and local governmental authorities and receive subpoenas, civil investigative demands or other requests for information from such governmental authorities in connection with their regulatory or investigative authority. We are currently responding to such inquiries from governmental authorities relating to certain aspects of our business. We believe it is premature to predict the potential outcome or to estimate any potential financial impact in connection with any of these inquiries. In conjunction with one such inquiry and as previously disclosed, Altisource received a Notice and Opportunity to Respond and Advise (“NORA”) letter on November 10, 2016 from the CFPB indicating that the CFPB is considering a potential enforcement action against Altisource relating to an alleged violation of federal law focused on REALServicing® and certain other technology services provided to Ocwen, including claims related to the features, functioning and support of such technology. The NORA process provides the recipient an opportunity to present its positions to the CFPB before an enforcement action is recommended or commenced. On December 5, 2016, we provided a written response to the NORA letter setting forth the legal, policy and factual reasons why we believe an enforcement action is not warranted. We are committed to resolving any potential concerns of the CFPB. If the CFPB were to bring an enforcement action against us, the resolution of such action could have a material adverse impact on our business, reputation, financial condition and results of operations. However, we believe it is premature to predict the potential outcome or to estimate any potential financial impact in connection with any potential CFPB enforcement action.
Available Information
We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information with the SEC. These filings are available to the public on the SEC’s website at www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room located at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.
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
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks, or other events related to such risks, or additional risks and uncertainties not presently known to us or that we currently deem immaterial, actually occur, our business, results of operations and financial condition could be adversely affected. Furthermore, the risk factors described below may not describe the full nature or scope of such risks.
Risks Related to Our Business and Industry
The economy and the housing market can affect demand for our services.
The performance and growth of certain of our businesses are dependent on the volume of residential loan originations and single family residential real estate transactions in the United States. In the event of an economic slowdown, increase in interest rates or any other factor that would lead to a decrease in the volume of residential real estate transactions, our origination services, residential real estate brokerage and real estate investor solutions businesses, including our buy-renovate-lease-sell program, could be adversely affected. A strengthening economy and housing market may result in lower delinquencies, negatively impacting our default related businesses. Further, in the event that adverse economic conditions or other factors lead to a decline in levels of home ownership and a reduction in the aggregate number of United States mortgage loans outstanding, our revenues and results of operations could be adversely affected.
Our business is subject to substantial competition.
The markets for our services are very competitive. Our competitors vary in size and in the scope and breadth of the services they offer. We compete for existing and new customers against both third parties and the in-house capabilities of our customers. Some of our competitors are more established, better known and have substantial resources, and some have widely-used technology platforms which they seek to use as a competitive advantage to drive sales of other competing products and services. Some of our competitors may have additional competitive advantages over us. In addition, we expect the markets in which we compete will continue to attract new competitors, and that our competitors will develop new products, services and technologies. These new products, services and technologies may render our existing offerings obsolete and our competitors’ offerings may gain market acceptance over our offerings. Furthermore, we may not be able to meet the terms of our customers’ service level agreements or otherwise meet our customers’ expectations. There can be no assurance we will be able to compete successfully against current or future competitors or that competitive pressures we face in the markets in which we operate will not adversely affect our business, financial condition and results of operations.
Ocwen is currently our largest customer and the loss of Ocwen as a customer or a significant reduction in the size of Ocwen could adversely affect our business and results of operations.
During the year ended December 31, 2017, Ocwen was our largest customer, accounting for 58% of our total revenue. Additionally, 16% of our revenue for the year ended December 31, 2017 was earned on the portfolios serviced by Ocwen, when a party other than Ocwen or the MSR owner selected Altisource as the service provider.
Ocwen has disclosed that it is subject to a number of ongoing federal and state regulatory examinations, cease and desist orders, consent orders, inquiries, subpoenas, civil investigative demand, requests for information and other actions and is subject to pending legal proceedings, some of which include claims against Ocwen for substantial monetary damages. While not inclusive, regulatory actions to date have included subjecting Ocwen to independent oversight of its operations and placing certain restrictions on its ability to acquire servicing rights. Ocwen may become subject to future federal and state regulatory investigations, inquiries, requests for information and legal proceedings, any of which could also result in adverse regulatory or other actions against Ocwen.
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
If any of the following events occurred, Altisource’s revenue could be significantly lower and our results of operations could be materially adversely affected, including from the possible impairment or write-off of goodwill, intangible assets, property and equipment, other assets and accounts receivable:

•	Altisource loses Ocwen as a customer or there is a significant reduction in the volume of services they purchase from us

•	Ocwen loses, sells or transfers a significant portion or all of its remaining non-GSE servicing rights or subservicing arrangements and Altisource fails to be retained as a service provider

•	Ocwen loses state servicing licenses in states with a significant number of loans in Ocwen’s servicing portfolio

•	Altisource fails to be retained as a service provider

•	The contractual relationship between Ocwen and Altisource changes significantly or there are significant changes to our pricing to Ocwen for services from which we generate material revenue
Additionally, Ocwen has notified us, disclosed in its filings and stated in connection with resolving several state administrative actions discussed above, that it plans to transition from REALServicing to another mortgage servicing software platform. There can be no assurance that we will be able to integrate our systems and technologies with Ocwen’s new mortgage servicing platform or inter-operate with Ocwen’s new mortgage servicing platform without adversely impacting our business and results of operations.
There may be other events that could cause the loss of Ocwen as a customer or reduce the size of our relationship with Ocwen, or that could otherwise adversely affect the revenues we earn from Ocwen, and adversely affect our business and results of operations.
We entered into the Brokerage Agreement (as amended) with NRZ’s licensed brokerage subsidiary with respect to the Subject MSRs. If the Brokerage Agreement (as amended) is terminated, our business and results of operations could be affected.
As of June 30, 2017, we estimate that NRZ owned certain economic rights in, but not legal title to, approximately 78% of the Subject MSRs. In July 2017, Ocwen and NRZ entered into agreements to convert NRZ’s economic rights to the Subject MSRs into fully-owned MSRs in exchange for payments from NRZ to Ocwen when such MSRs were transferred. The transfers are subject to certain third party consents. Ocwen disclosed that under these agreements, Ocwen would subservice the transferred Subject MSRs for an initial term of five years, and the agreements provided for the conversion of the existing arrangements into a more traditional subservicing arrangement.

In January 2018, Ocwen disclosed that it and NRZ entered into new agreements to accelerate the implementation of certain parts of their July 2017 arrangement in order to achieve the intent of the July 2017 agreements sooner while Ocwen continues the process of obtaining the third party consents necessary to transfer the Subject MSRs to NRZ.
On August 28, 2017, we entered into the Brokerage Agreement (as amended) with NRZ’s licensed brokerage subsidiary to provide real estate brokerage services for the Subject MSRs and with respect to approximately $6 billion of non-Ocwen serviced non-GSE portfolios. The Brokerage Agreement (as amended) is effective through August 31, 2025 but may be terminated early by us if we are not able to enter into a Services Agreement with NRZ during the term of the Services LOI, or by NRZ upon the occurrence of certain specified events, some of which are not subject to a cure period. Termination events include, but are not limited to, a breach of the terms of the Brokerage Agreement (as amended) (including, without limitation, the failure to meet performance standards and non-compliance with law), the failure to maintain licenses which failure materially prevents performance of the contract, regulatory allegations of non-compliance, voluntary or involuntary bankruptcy, appointment of a receiver, disclosure in a Form 10-K or Form 10-Q that there is significant uncertainty about Altisource’s ability to continue as a going concern, failure to maintain a specified level of cash and an unapproved change of control. If any one of these termination events occurs and the Brokerage Agreement (as amended) is terminated, this could have a material adverse impact on our future revenue and results of operations.
We are negotiating a Services Agreement with NRZ to provide certain-fee based services for the Subject MSRs. If we are not able to reach an agreement with respect to the terms of the Services Agreement, our business and results of operations could be affected.
We executed the Services LOI with NRZ to enter into a Services Agreement, setting forth the terms pursuant to which Altisource S.à r.l. would be the exclusive service provider of certain fee-based services with respect to the Subject MSRs through August 2025. If we are not able to reach an agreement with respect to the terms of the Services Agreement, and our role as a service provider with respect to the Subject MSRs is replaced or reduced, our revenue could be lower and our results of operations could be materially adversely affected.
Our continuing relationship with Ocwen may inhibit our ability to attract and retain other customers.
Given the significance of our relationship with Ocwen and the regulatory scrutiny of Ocwen, we may encounter difficulties in attracting new customers and retaining existing customers. Should these and other potential customers view Altisource as part of Ocwen or as too closely related to or dependent upon Ocwen, they may be unwilling to utilize our services and our non-Ocwen growth could be inhibited as a result and our results of operations could be adversely impacted.
We have key customer relationships, other than Ocwen and NRZ, the loss of which could affect our business and results of operations.
While no individual client, other than Ocwen and NRZ, represents more than 10% of our consolidated revenue, we are exposed to customer concentration. Most of our customers are not contractually obligated to continue to use our services at historical levels or at all. The loss of any of these key customers or their failure to pay us could reduce our revenue and adversely affect our results of operations.
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
Our failure to protect our intellectual property rights could adversely impact our results of operations.
Technology failures, defects or inadequacies, development delays or installation difficulties, acts of vandalism or the introduction of harmful code could damage our business operations and increase our costs.
Disruptions, failures, defects or inadequacies in our technology or software we acquire from third parties, delays in the development of, or installation difficulties with, our technology, or acts of vandalism, system attacks or the introduction of malicious code to our technology or software, may interrupt or delay our ability to provide services to our customers. Any sustained and repeated disruptions in these services may have an adverse impact on our and our customers’ results of operations and, in the case of acts of vandalism or introduction of harmful code, could necessitate improvements to our physical and cyber security practices that may require an investment of money, time and resources. Further, our customers may require changes and improvements to the systems we provide to them to manage the volume and complexity, laws or regulations of their businesses, which changes and improvements may be unfeasible, unsuccessful, costly or time-consuming to implement or may create disruptions in our provision of services to customers, which may have an adverse impact on our business operations or financial condition, or increase our costs. Additionally, the improper implementation or use of Altisource technology by customers could impact the operation of that technology, and potentially cause harm to our reputation, loss of customers, negative publicity or exposure to liability claims or government investigations or actions, and our results of operations could be adversely impacted.
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
We rely on data from public and private sources to maintain and grow some of our businesses (such as Owners.com, Investability® and RentRange®) and to maintain our databases (such as multiple listing service, or MLS data). Our data sources could cease providing or reduce the availability, type, details or other aspects of their data to us or increase the price we pay for their data. If a number of suppliers are no longer able or are unwilling to provide us with certain data, or if our sources of data become unavailable or too expensive, we may need to find alternative sources. If we are unable to identify and contract with suitable alternative data suppliers and efficiently and effectively integrate these data sources into our service offerings, we could experience service disruptions, increased costs and reduced quality of our services. New legal restrictions could limit the use or dissemination of data. Significant price increases or restrictions could have a material adverse effect on our business, results of operations or financial condition, in particular if we are unable to arrange for substitute sources of data on commercially reasonable terms or at all.
The Company’s databases containing our proprietary information, the proprietary information of third parties and personal information of our customers, vendors and employees could be breached, which could subject us to adverse publicity, investigations, costly government enforcement actions or private litigation and expenses.
As part of our business and operation of our technology, we maintain proprietary information belonging to the Company or third parties in tangible and electronic forms and electronically receive, process, store and transmit personal information (including, but not limited to personally identifiable information) (“PI”) and confidential and sensitive business information of ourselves and of our customers, vendors and employees. We also rely extensively on the operation of technology networks and systems that are administered by third parties, including the Internet and cloud based solutions. We rely on the security of our facilities, networks, databases, systems and processes and, in certain circumstances, those of third parties, such as vendors, to protect our proprietary information and PI in our possession and information about our customers, vendors and employees. Hackers, criminals and others are constantly devising schemes to circumvent security safeguards and other large companies have suffered serious data security breaches. If our controls and those of our vendors are not effective, outdated or do not exist, unauthorized parties may gain access to our networks or databases, or those of our vendors, and they may be able to steal, publish, delete, or modify our sensitive proprietary information and sensitive third party information, including PI. In addition, employees may intentionally or inadvertently cause data or security breaches that result in unauthorized release of such PI, proprietary or confidential information. In such circumstances, our business could suffer and we could be held liable to our customers, vendors, other parties or employees, as well as be subject to notification requirements or regulatory or other actions for breaching privacy laws or failing to adequately protect such information. This could result in costly investigations and litigation, civil or criminal penalties, large scale remediation requirements, operational changes or other response measures, significant penalties, fines, settlements, costs, consent orders, loss of consumer confidence in our security measures and negative publicity that could adversely affect our financial condition, results of operations and reputation. Furthermore, customer and governmental authorities increasingly impose more stringent security obligations on us, our services and the security of our customers’ data and PI, and impose new liabilities for data breaches, all of which could have an adverse effect on us and our results of operations.
Our business is susceptible to disruption from natural disasters or intentional acts of destruction that may render certain of our assets and business facilities unusable for an extended period of time.
Our physical facilities and technology infrastructure, including infrastructure provided by third parties, could be susceptible to disruption due to natural disasters or intentional acts of destruction that could impair or prevent our use of such facilities and infrastructure for an extended period of time. Current business continuity plans, back-up facilities and technology infrastructure may not be adequate or sufficient to remotely operate for an extended period of time, and current business interruption insurance may not be adequate to sufficiently compensate for any loss, in the event of a natural disaster or intentional act of destruction. Furthermore, certain of our assets, including our short-term investments in real estate, are concentrated in geographical areas that may be affected by natural disasters, which may result in limited access to those assets, significant damage to such assets or destruction of such assets. Interruptions in our operations for an extended period of time and/or damage or destruction of assets and facilities could have an adverse effect on our business, financial condition or results of operations.
We have long development and sales cycles for many of our services, analytics and technology solutions and if we fail to close sales after expending significant time and resources to do so, our business, financial condition and results of operations may be adversely affected.
We have long development and sales cycles for many of our services, analytics and technology solutions. We may expend significant time and resources in pursuing a particular customer that does not generate revenue or pursuing a particular service or solution for our existing customers that does not generate revenue. We may encounter delays when developing new services or technology solutions. Changes in relevant regulations or industry practices may render existing solutions or ongoing development efforts obsolete or require significant modifications. We may experience difficulties in installing or integrating our technologies on platforms used by our customers. Further, defects in our technology solutions, errors or delays in the processing of electronic transactions or other difficulties could result in interruption of business operations, delay in market acceptance, additional development and remediation costs, loss of customers, negative publicity or exposure to liability claims, and our results of operations could be adversely impacted.
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
We also face counterparty risk when purchasing reinsurance from third party reinsurers. The insolvency or unwillingness of any of our present or future reinsurers to make timely payments to us under the terms of our reinsurance agreements could have an adverse effect on us. Further, there is no certainty that we will be able to purchase the amount or type of reinsurance we desire in the future or that the reinsurance we desire will be available on terms we consider acceptable or with reinsurers with whom we want to do business. Any failure of our insurance underwriting loss limitation methods or similar insurance related risks described above could adversely impact our results of operations.
Our business and the business of our customers are subject to extensive scrutiny and regulation, and failure to comply with existing or new regulations or license requirements may adversely impact us.
Our business and the business of our customers are subject to extensive scrutiny and regulation by federal, state and local governmental authorities including the FTC, the CFPB, the SEC, the HUD and the state and local agencies that license or oversee certain of our auction, real estate brokerage, mortgage and debt collection services, trustee services and insurance services. We also must comply with a number of federal, state and local consumer protection laws including, among others, ADA, CHBR, CAN-

SPAM, ECOA, FACTA, FCRA, FDCPA, Fair Housing Act, the FTC Act, GLBA, HARP, HMDA, HOEPA, RPAPL, RESPA, the SAFE Act, SCRA, TCPA, TILA, UDAAP and FCPA. We are also subject, or may in the future become subject, to various foreign laws and regulations as well, including those pertaining to data protection, such as the GDPR. These foreign, federal, state and local requirements can and do change as statutes and regulations are enacted, promulgated or amended. Furthermore, the interpretation or enforcement by regulatory authorities of these requirements may change over time. The creation of new regulatory authorities or changes in the regulatory authorities overseeing applicable laws and regulations may also result in changing interpretation or enforcement of such laws or regulations. We are also subject to licensing and regulation as a provider of certain services including, among others, services as a mortgage origination underwriter, valuation provider, appraisal management company, asset manager, property manager, title insurance agent, insurance broker and underwriter, real estate broker, auctioneer, foreclosure trustee and debt collector in a number of states. Our employees and subsidiaries may be required to be licensed by various state commissions for the particular type of service sold and to participate in regular continuing education programs. We incur significant ongoing costs to comply with licensing requirements and governmental regulations and to respond to government and regulatory confidential inquiries, audits, regulatory examinations and other similar matters. We also may lose or fail to maintain required licenses necessary to continue to do business in certain of our markets, which could have an adverse effect on our financial condition or results of operations.
Participants in the industries in which we operate are subject to a high level of government and regulatory scrutiny. This scrutiny has included review by federal and state governmental authorities of all aspects of the mortgage servicing and lending industries and the debt collection industry, including an increased legislative and regulatory focus on consumer protection practices. Our and our customers’ failure to comply with applicable laws, regulations, consent orders or settlements could subject us to civil and criminal liability, loss of licensure, damage to our reputation in the industry, significant penalties, fines, settlements, adverse publicity, litigation, including class action lawsuits or administrative enforcement actions, costs and consent orders against us or our customers that may curtail or restrict our business as it is currently conducted. If governmental authorities continue to impose new or more restrictive requirements or enhanced oversight, we may be required to increase or decrease our prices and/or we may incur significant additional costs to comply with such requirements. Also, if we are unable to adapt our products and services to conform to the new laws and regulations, or if these laws and regulations have a negative impact on our clients, we may experience client losses or increased operating costs. Any of the foregoing outcomes could have an adverse effect on our financial condition or results of operations. Furthermore, even if we believe we complied with such laws and regulations, we may choose to settle enforcement actions or lawsuits in order to avoid the potentially significant costs of defending such actions or lawsuits and to further avoid the risk of increased damages if we ultimately were to receive an unfavorable outcome.
In addition, certain of our technology and other services are provided at the direction and pursuant to the identified requirements of our customers. The failure of our customers to properly identify or account for regulatory requirements applicable to such services could expose us to significant penalties, fines, settlements, costs and consent orders that could have an adverse effect on our financial condition or results of operations.
Periodically, we are subject to audits and examinations by federal, state and local governmental authorities and receive subpoenas, civil investigative demands or other requests for information from such governmental authorities in connection with their regulatory or investigative authority. We are currently responding to such inquiries from governmental authorities relating to certain aspects of our business, including as set forth in the Government Regulation section of Item 1 of Part I, “Business” above. Responding to such audits, examinations and inquiries will cause us to incur costs, including legal fees or other charges, which may be material in amount, and in addition, may result in management distraction or may cause us to modify or terminate certain services we currently offer. If any such audits, examinations or inquiries result in allegations or findings of non-compliance, we could incur significant penalties, fines, settlements, costs and consent orders that may curtail, restrict or otherwise have an adverse effect on our business and results of operations. Furthermore, even if we believe we complied with applicable laws and regulations, we may choose to settle such allegations with the governmental authorities in order to avoid the potentially significant costs of defending such allegations and to further avoid the risk of increased damages if we ultimately were to receive an unfavorable outcome, but such settlements may also result in further claims.
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
The tax regulations, and the interpretation thereof, in the countries, states and local jurisdictions in which we operate periodically change, which may impact our results of operations associated with higher taxes.
Certain of our subsidiaries provide services in the United States and several countries internationally. Those jurisdictions are subject to changing tax environments, which may result in higher operating expenses and/or taxes and which may introduce uncertainty as to the application of tax laws and regulations to our operations. We may not be able to raise our prices to customers or pass-through such taxes to our customers or vendors, which could adversely affect our results of operations. In addition, if we fail to accurately anticipate or apply tax laws and regulations to our operations, we could be subject to liabilities and penalties.
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
We hold our cash and cash equivalents at various financial institutions. In addition, we hold customers’ assets in escrow and trust accounts at various financial institutions pending completion of certain real estate activities. We also hold cash in trust accounts at various financial institutions where contractual obligations mandate maintaining dedicated bank accounts. These amounts are held in escrow and trust accounts for limited periods of time and are not included in the accompanying consolidated balance sheets. We may become liable for funds owed to third parties as a result of the failure of one or more of these financial institutions, in addition to loss of our cash and cash equivalents, and there is no guarantee we would recover the funds deposited, whether through Federal Deposit Insurance Corporation coverage, private insurance or otherwise and our results of operations could be adversely impacted.
We generate significant cash from our operations that is deposited into our operating accounts at banks and also, in connection with debt collections (in our Other Businesses, Corporate and Eliminations segment) and real estate transactions (Mortgage Market and Real Estate Market segments), in escrow and trust accounts, which exposes us to risk of loss due to fraudulent or inadvertent misappropriation of cash.
We hold our cash and cash equivalents at various financial institutions. In addition, we hold customers’ assets in escrow and trust accounts at various financial institutions pending completion of certain real estate activities. These cash balances expose us to purposeful misappropriation of cash by employees or others and unintentional mistakes resulting in a loss of cash which may not be recoverable. In addition, we may become liable for funds owed to third parties as a result of such purposeful misappropriation of cash by employees or others and unintentional mistakes resulting in a loss of cash held in escrow and trust accounts, and there is no guarantee we would recover the lost funds from the party or parties involved in a fraudulent or inadvertent misappropriation of cash and our results of operations could be adversely impacted.
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
From time to time, we may be subject to costly and time-consuming regulatory or legal proceedings that claim legal violations or wrongful conduct. These proceedings may involve regulators, clients, our clients’ customers, vendors, competitors and/or other large groups of plaintiffs and, if resulting in findings of violations, could result in substantial damages or indemnification obligations. Additionally, we may be forced to settle some claims and change existing company practices, services and processes that are currently revenue generating. This could lead to unexpected costs or a loss of revenue and our results of operations could be adversely impacted. Furthermore, even if we believe we have no liability for the alleged regulatory or legal violations or wrongful conduct, we may choose to settle such regulatory or legal proceedings in order to avoid the potentially significant costs of defending such allegations and to further avoid the risk of increased damages if we ultimately were to receive an unfavorable outcome.
Our senior secured term loan makes us more sensitive to the effects of economic change; our level of debt and provisions in our senior secured term loan agreement could limit our ability to react to changes in the economy or our industry.
Our senior secured term loan makes us more vulnerable to changes in our results of operations because a portion of our cash flows from operations is dedicated to servicing our debt and is not available for other purposes. Our senior secured term loan is secured by virtually all of our assets and from time to time trades at a substantial discount to face value. Our ability to raise additional debt is largely limited and in many circumstances would be subject to lender approval and would require modification of our current senior secured term loan agreement. Additionally, increases in interest rates will negatively impact our cash flows as the interest rate on our debt is variable. The provisions of our senior secured term loan agreement could have other negative consequences to us including the following:

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

•	placing us at a competitive disadvantage by limiting our ability to invest in our business.
Our ability to make payments on our indebtedness depends, in part, on our ability to generate cash in the future. If we do not generate sufficient cash flows and do not have sufficient cash on hand to meet our debt service and working capital requirements, we may need to seek additional financing, raise equity or sell assets. This may make it more difficult for us to obtain financing on terms that are acceptable to us, or at all. Without any such financing or equity issuance, we could be forced to sell assets to make up for any shortfall in our payment obligations under unfavorable circumstances. If necessary, we may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our obligations. Failure to meet our debt service requirements could result in an event of default under our senior secured term loan agreement which, if not cured or waived, could result in the holders of the defaulted debt causing all outstanding amounts with respect to that debt to be immediately due and payable.
In addition, our senior secured term loan agreement contains covenants that limit our flexibility in planning for, or reacting to changes in, our business and our industry, including limitations on incurring additional indebtedness, making investments, granting liens and merging or consolidating with other companies. Complying with these covenants may impair our ability to finance our future operations or capital needs or to engage in other favorable business activities.

Our failure to comply with the covenants or terms contained in our senior secured term loan agreement, including as a result of events beyond our control, could result in an event of default which could adversely affect our operating results and our financial condition.
Our senior secured term loan agreement requires us to comply with various operational, reporting and other covenants or terms including, among other things, limiting us from engaging in certain types of transactions. If there were an event of default under our senior secured term loan agreement that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be immediately due and payable. There can be no assurance that our assets or cash flows would be sufficient to fully repay borrowings under our outstanding senior secured term loan, either upon maturity or if accelerated, upon an event of default or that we would be able to refinance or restructure the payments on the senior secured term loan.
Our failure to maintain certain debt to EBITDA ratios contained in our senior secured term loan agreement could result in required payments to the lenders of a percentage of our excess cash flows, which could adversely affect our ability to use our excess cash flows for other purposes.
Our senior secured term loan agreement requires us to distribute to our lenders 50% of our consolidated excess cash flows, as defined in the senior secured term loan agreement, if our net debt to EBITDA ratio, as defined in the senior secured term loan agreement, exceeds 3.50 to 1.00 and 25% of our consolidated excess cash flows if our net debt to EBITDA ratio is 3.50 to 1.00 or less, but greater than 3.00 to 1.00. If we were required to distribute a portion of our excess cash flows to our lenders, we may be limited in our ability to support our business, grow our business through acquisitions or investments in technology and we may be limited in our ability to repurchase our common stock. There can be no assurance that we will maintain debt to EBITDA ratios at levels that will not require us to distribute a portion of our excess cash flows to lenders.
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
Risks Related to our Growth Strategy
Our ability to grow is affected by our ability to execute on our strategic businesses, retain and expand our existing customer relationships and our ability to attract new customers.
Our ability to retain existing customers and expand those relationships and attract new customers is subject to a number of risks including the risk that we do not:

•	execute on our strategic businesses;

•	maintain or improve the quality and compliance of services we provide to our customers;

•	meet or exceed the expectations of our customers;

•	successfully leverage our existing customer relationships to sell additional services; and

•	attract new customers.
If our efforts to execute on our strategic businesses, retain and expand our customer relationships and attract new customers do not prove effective, it could have an adverse effect on our business and results of operations and our ability to maintain and grow our operations.

Our ability to expand existing relationships and attract new customers is also affected by broader economic factors and the strength of the overall housing market, which can reduce demand for our services and increase competition for each customer’s business, and our results of operations could be adversely impacted. See “The economy and the housing market can affect demand for our services.”
If we do not adapt our services to changes in technology or in the marketplace, changing requirements of governmental authorities, GSEs and clients or if our ongoing efforts to upgrade our technology and particularly our efforts to complete development of our technology are not successful, we could lose customers and have difficulty attracting new customers for our services, which could have an adverse effect on our business and results of operations.
The markets for our services are characterized by constant technological change, our customers’ and competitors’ frequent introduction of new services and evolving industry standards and government regulation. We are currently in the process of, and from time to time will be, developing and introducing new technologies and improvements to existing technologies. Our future success will be significantly affected by our ability to complete our current efforts and in the future enhance, primarily through use of automation, econometrics and behavioral science principles, our services and develop and introduce new services that address the increasingly sophisticated needs of our customers and their customers. These initiatives carry the risks associated with any new service development effort, including cost overruns, delays in delivery and performance effectiveness. There can be no assurance that we will be successful in developing, marketing and selling new and improved technologies and services. In addition, we may experience difficulties that could delay or prevent the successful development, introduction and marketing of these services. Our services and their enhancements may also not adequately meet the demands of the marketplace or governmental authorities and achieve market acceptance. Finally, certain prices that we can charge may be dictated by GSEs and/or our large clients and we may not be able to reduce our vendor costs in order to maintain our profitability for those services. Any of these results could have a negative impact on our financial condition and results of operations and our ability to maintain and grow our operations.
Our ability to meet our growth objectives is dependent on the timing and market acceptance of our new service offerings.
Our ability to grow may be adversely affected by difficulties or delays in service development or the inability to gain market acceptance of new services to existing and new customers. There are no guarantees that new services will prove to be commercially successful and our results of operations could be adversely impacted.
Some of our businesses are dependent on outsourcing.
Our continued growth at historical rates for some of our businesses is dependent on industry participants accepting of outsourcing. Organizations may elect to perform such services themselves or may be prevented from outsourcing services. A significant change in our customers’ preference or ability to outsource could have an adverse effect on our continued growth and our results of operations.
Acquisitions to accelerate growth initiatives involve potential risks.
Our strategy has included the acquisition of complementary businesses from time to time. During 2016, we acquired Granite Loan Management of Delaware, LLC (“Granite”). During 2015, we acquired CastleLine Holdings, LLC and its subsidiaries (“CastleLine”) and GoldenGator, LLC (doing business as RentRange) (“RentRange”), REIsmart, LLC (doing business as Investability) (“Investability”) and Onit Solutions, LLC, a support company for RentRange and Investability (collectively “RentRange and Investability”). During 2014, we acquired certain assets and assumed certain liabilities of Mortgage Builder Software, Inc. (“Mortgage Builder”) and acquired certain assets and assumed certain liabilities of Owners Advantage, LLC (“Owners”).
In the future, we may consider acquisitions of other businesses that could complement our business, offer us greater access in our current markets or offer us greater access and expertise in other asset types and markets that are related to ours but we do not currently serve. Our ability to pursue additional acquisitions in the future is dependent on our access to sufficient capital (equity and/or debt) to fund the acquisition and subsequent integration. We may not be able to secure adequate capital as needed on terms that are acceptable to us, or at all, and our ability to secure such capital through debt financing is limited by our senior secured term loan agreement.
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
We have attempted to control our operating expenses by utilizing lower cost labor in foreign countries such as India, the Philippines and Uruguay. As of December 31, 2017, 5,930 of our employees were based in India, the Philippines and Uruguay. These countries are subject to relatively higher degrees of political and social instability and may lack the infrastructure to withstand political unrest or natural disasters. The occurrence of natural disasters or political or economic instability in these countries could interfere with work performed by these labor sources, or could result in our having to replace or reduce these labor sources. Such disruptions could decrease efficiency, increase our costs and have an adverse effect on our financial condition or results of operations.
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
A significant challenge of the Luxembourg tax regime or of its interpretation by the Luxembourg tax authorities or others could adversely affect our results of operations.
The Company received and historically operated under a tax ruling from the Luxembourg tax authorities, which would have expired in 2019 unless extended or renewed. In connection with an internal reorganization by the Company during 2017, the Company no longer operates under the tax ruling. The European Commission (“EC”) has initiated investigations into several EU member states, including Luxembourg, to determine whether these EU member states have provided tax advantages to companies on a basis not allowed by the EU. While the EC’s investigations continue, it has concluded that certain companies in certain EU member states, including Luxembourg, have been provided such tax advantages. The EC is requiring these EU member states to recover from certain companies the prior year tax benefits they received. Such a development could have an adverse effect on our financial condition and results of operations.
In the fourth quarter of 2017, the United States amended its tax code which resulted in the reduction of the United States corporate tax rate. This tax code amendment will likely change our consolidated effective income tax rate, including compared to our competitors, and could adversely affect our results of operations.
This significant change in the United States tax code that resulted in the reduction of the United States corporate tax rate could reduce the effective tax rate of some of our competitors. A reduction in the effective tax rate of some of our competitors may put us at a competitive disadvantage. Such disadvantage and potential loss of customers could have an adverse effect on our financial condition and results of operations.

Our consolidated effective income tax rate for financial reporting purposes may change periodically due to the creation and our ability to utilize net operating loss and tax credit carryforwards, changes in enacted tax rates and fluctuations in the mix of income earned from our domestic and international operations, and could adversely affect our financial condition and results of operations.
Risks Related to Our Employees
Our success depends on our directors, executive officers and other key personnel.
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
Our inability to attract, motivate and retain skilled employees may adversely impact our business.
Our business is labor intensive and places significant importance on our ability to recruit, engage, train and retain skilled employees. Additionally, demand for qualified technical and software professionals conversant in certain technologies may exceed supply as new and additional skills are required to keep pace with evolving computer technology. Our ability to recruit and train employees is critical to achieving our growth objective. Our inability to attract and retain skilled employees or an increase in wages or other costs of attracting, training or retaining skilled employees could have an adverse effect on our business, financial condition and results of operations.
Risks Related to Our Relationships
We could have conflicts of interest with Ocwen, Front Yard Residential Corporation (formerly Altisource Residential Corporation) (“RESI”), Altisource Asset Management Corporation (“AAMC”) and certain members of our management, which may be resolved in a manner adverse to us.
We have significant business relationships with and provide services to Ocwen and RESI. We also provide certain services to AAMC. Our largest shareholder, William C. Erbey, owns or controls common stock in each of Altisource, Ocwen, RESI and AAMC, RESI’s external manager. As of December 31, 2017, based on public filings, Mr. Erbey reported beneficially owning or controlling approximately 34% of the common stock of Altisource, approximately 15% of the common stock of Ocwen, less than 5% of the common stock of RESI and approximately 46% of the common stock of AAMC. In addition, based on public filings through February 16, 2018, Mr. Erbey reported beneficially owning or controlling approximately 34% of the common stock of Altisource, approximately 8% of the common stock of Ocwen, less than 5% of the common stock of RESI and approximately 46% of the common stock of AAMC. Certain members of our management and independent members of our Board of Directors have equity interests in Ocwen, RESI and/or AAMC. Such ownership interests could create, or appear to create, potential conflicts of interest with respect to matters potentially or actually involving or affecting us and Ocwen, RESI and AAMC, as the case may be.
We believe we have practices designed to manage potential conflicts with respect to our dealings with Ocwen, RESI and AAMC, where necessary, including a management review process of the terms of material transactions with these companies and review and approval of such transactions by our Audit Committee, which is comprised of independent directors. There can be no assurance that we will always be able to implement such measures or that such measures will be effective, that we will be able to manage or resolve all potential conflicts with these companies, and, even if we do, that the resolution will be no less favorable to us than if we were dealing with a third party that has none of the connections we have with these companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our principal executive offices are located in leased office space in Luxembourg, Grand Duchy of Luxembourg. A summary of our principal leased office space as of December 31, 2017 and the segments primarily occupying each location is as follows:

	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations

Luxembourg	X	X	X

United States
Atlanta, GA	X	X	X
Boston, MA	X		X
Denver, CO	X	X
Endicott, NY			X
Fort Washington, PA	X		X
Irvine, CA	X
Los Angeles, CA	X		X
Plano, TX	X	X	X
Sacramento, CA			X
Southfield, MI	X
St. Louis, MO	X	X	X
Tempe, AZ			X

Montevideo, Uruguay	X		X

Pasay City, Philippines	X	X	X

India
Bangalore	X	X	X
Mumbai	X	X	X
We do not own any office facilities. We consider these facilities to be suitable and currently adequate for the management and operations of our businesses.

ITEM 3.	LEGAL PROCEEDINGS
Litigation
We are currently involved in legal actions in the course of our business, some of which seek monetary damages. We do not believe that the outcome of these proceedings, both individually and in the aggregate, will have a material impact on our financial condition, results of operations or cash flows.
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
As previously disclosed, Altisource received a NORA letter on November 10, 2016 from the CFPB indicating that the CFPB is considering a potential enforcement action against Altisource relating to an alleged violation of federal law focused on REALServicing and certain other technology services provided to Ocwen, including claims related to the features, functioning and support of such technology. The NORA process provides the recipient an opportunity to present its positions to the CFPB before an enforcement action is recommended or commenced. On December 5, 2016, we provided a written response to the NORA letter setting forth the legal, policy and factual reasons why we believe an enforcement action is not warranted. We are committed to resolving any potential concerns of the CFPB. If the CFPB were to bring an enforcement action against us, the resolution of such action could have a material adverse impact on our business, reputation, financial condition and results of operations. However, we believe it is premature to predict the potential outcome or to estimate any potential financial impact in connection with any potential CFPB enforcement action.
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
Market Information
Our common stock is listed on the NASDAQ Global Select Market under the symbol “ASPS.” The following table sets forth the high and low close of day sales prices for our common stock, for the periods indicated, as reported by the NASDAQ Global Select Market:

	2017
Quarter Ended	Low	High

March 31	$21.96	$36.85
June 30	17.92	45.02
September 30	19.79	27.65
December 31	24.90	29.48

	2016
Quarter Ended	Low	High

March 31	$19.16	$35.69
June 30	24.21	31.29
September 30	23.20	33.90
December 31	24.09	32.91
The number of holders of record of our common stock as of February 16, 2018 was 76. The number of beneficial shareholders is substantially greater than the number of holders as a large portion of our common stock is held through brokerage firms.
Dividends
We have not historically declared or paid cash dividends on our common stock, but may declare dividends in the future. Under Luxembourg law, shareholders need to approve certain dividends. Such approval typically occurs during a company’s annual meeting of shareholders. Luxembourg law imposes limits on our ability to pay dividends based on annual net income and net income carried forward, less any amounts placed in reserve. The provisions of our senior secured term loan agreement, as amended, limit our ability to pay dividends.

Stock Performance Graph
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Index and the NASDAQ Composite Index for the five year period ending on December 31, 2017. The graph assumes an investment of $100 at the beginning of this period. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	12/31/12	6/30/13	12/31/13	6/30/14	12/31/14	6/30/15	12/31/15	6/30/16	12/31/16	6/30/17	12/31/17

Altisource	$100.00	$108.83	$183.07	$132.23	$39.00	$35.53	$32.09	$32.13	$30.69	$25.18	$32.31
S&P 500 Index	100.00	112.63	129.60	137.45	144.36	144.66	143.31	147.17	156.98	169.92	187.47
NASDAQ Composite Index	100.00	112.71	138.32	145.99	156.85	165.15	165.84	160.38	178.28	203.36	228.63
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2018 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.
Issuer Purchases of Equity Securities
On May 17, 2017, our shareholders approved the renewal of the share repurchase program previously approved by the shareholders on May 18, 2016, which replaced the previous share repurchase program. We are authorized to purchase up to 4.6 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. As of December 31, 2017, approximately 3.4 million shares of common stock remain available for repurchase under the program. We purchased 1.6 million shares of common stock at an average price of $23.84 per share during the year ended December 31, 2017, 1.4 million shares at an average price of $26.81 per share during the year ended December 31, 2016 and 2.1 million shares at an average price of $27.60 per share during the year ended December 31, 2015. Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of December 31, 2017, we can repurchase up to approximately $178 million of our common stock under Luxembourg law. Our senior secured term loan limits the amount we can spend on share repurchases, which was approximately $446 million as of December 31, 2017, and may prevent repurchases in certain circumstances.

The following table presents information related to the repurchases of our equity securities during the three months ended December 31, 2017:

Period	Total number of shares purchased (1)	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs(2)

Common stock:
October 1 – 31, 2017	53,662	$25.82	53,662	3,892,883
November 1 – 30, 2017	213,257	26.42	213,257	3,679,626
December 1 – 31, 2017	256,675	27.20	256,675	3,422,951

	523,594	$26.74	523,594	3,422,951
______________________________________

(1)	In addition to the repurchases included in the table above, 2,905 common shares were withheld from employees to satisfy tax withholding obligations that arose from the vesting of restricted shares.

(2)
On May 17, 2017, our shareholders approved the renewal of the share repurchase program originally approved by the shareholders on May 18, 2016, which replaced the previous share repurchase program and authorizes us to purchase up to 4.6 million shares of our common stock in the open market, subject to certain parameters.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 has been derived from our audited consolidated financial statements. The historical results presented below may not be indicative of our future performance.
The selected consolidated financial data should be read in conjunction with the information contained in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto in Item 8 of Part II, “Financial Statements and Supplementary Data.”

	For the years ended December 31,
(in thousands, except per share data)	2017	2016	2015	2014	2013

Revenue	$942,213	$997,303	$1,051,466	$1,078,916	$768,357
Cost of revenue	699,865	690,045	687,327	707,180	492,480
Gross profit	242,348	307,258	364,139	371,736	275,877
Selling, general and administrative expenses	192,642	214,155	220,868	201,733	113,810
Litigation settlement loss, net of $4,000 insurance recovery	—	28,000	—	—	—
Impairment losses	—	—	71,785	37,473	—
Change in the fair value of Equator® Earn Out	—	—	(7,591)	(37,924)	—
Income from operations	49,706	65,103	79,077	170,454	162,067
Other income (expense), net:
Interest expense	(22,253)	(24,412)	(28,208)	(23,363)	(20,291)
Other income (expense), net	7,922	3,630	2,191	174	557
Total other income (expense), net	(14,331)	(20,782)	(26,017)	(23,189)	(19,734)

Income before income taxes and non-controlling interests	35,375	44,321	53,060	147,265	142,333
Income tax benefit (provision)	276,256	(12,935)	(8,260)	(10,178)	(8,540)

Net income	311,631	31,386	44,800	137,087	133,793
Net income attributable to non-controlling interests	(2,740)	(2,693)	(3,202)	(2,603)	(3,820)

Net income attributable to Altisource	$308,891	$28,693	$41,598	$134,484	$129,973

Earnings per share:
Basic	$16.99	$1.53	$2.13	$6.22	$5.63
Diluted	$16.53	$1.46	$2.02	$5.69	$5.19

Weighted average shares outstanding:
Basic	18,183	18,696	19,504	21,625	23,072
Diluted	18,692	19,612	20,619	23,634	25,053

Outstanding shares (at December 31)	17,418	18,774	19,021	20,279	22,629

Transactions with related parties included above:
Revenue	$—	$—	N/A(1)	$666,800	$502,087
Cost of revenue	—	—	N/A(1)	38,610	19,983
Selling, general and administrative expenses	—	—	N/A(1)	(268)	569
Other income	—	—	N/A(1)	—	773

Non-GAAP Financial Measures(2)
Adjusted net income attributable to Altisource	$52,306	$90,095	$143,475	$169,141	$156,458
Adjusted diluted earnings per share	$2.80	$4.59	$6.96	$7.16	$6.25
Adjusted EBITDA	$126,432	$178,313	$219,732	$234,197	$205,137

	December 31,
(in thousands)	2017	2016	2015	2014	2013

Cash and cash equivalents	$105,006	$149,294	$179,327	$161,361	$130,324
Available for sale securities	49,153	45,754	—	—	—
Accounts receivable, net	52,740	87,821	105,023	112,183	104,787
Premises and equipment, net	73,273	103,473	119,121	127,759	87,252
Goodwill	86,283	86,283	82,801	90,851	99,414
Intangible assets, net	120,065	155,432	197,003	245,246	276,162
Total assets	865,164	689,212	721,798	780,122	723,365
Long-term debt, net (including current portion)	409,281	473,545	528,178	580,515	388,569
Total liabilities	525,179	627,018	669,528	738,679	565,624

	For the years ended December 31,
(in thousands)	2017	2016	2015	2014	2013

Cash flows from operating activities	$66,082	$126,818	$195,352	$197,493	$185,474
Additions to premises and equipment	10,514	23,269	36,188	64,846	34,134

Non-GAAP Financial Measures(2)
Adjusted cash flows from operating activities	110,462	139,843	195,352	197,493	185,474
Adjusted cash flows from operating activities less additions to premises and equipment	99,948	116,574	159,164	132,647	151,340
_________________________

(1)
Through January 16, 2015, William C. Erbey served as our Chairman as well as the Executive Chairman of Ocwen and Chairman of each of Home Loan Servicing Solutions, Ltd. (“HLSS”), RESI and AAMC. Effective January 16, 2015, Mr. Erbey stepped down as the Executive Chairman of Ocwen and Chairman of each of Altisource, HLSS, RESI and AAMC and is no longer a member of the Board of Directors of any of these companies. Consequently, as of January 16, 2015, these companies are no longer related parties of Altisource, as defined by Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 850, Related Party Disclosures. The disclosures in the table above are limited to the periods that each of Ocwen, HLSS, RESI and AAMC were related parties of Altisource and are not reflective of current activities with these former related parties. See Note 4 to the consolidated financial statements for more details and financial information for the period from January 1, 2015 to January 16, 2015.

(2)	These are non-GAAP measures that are defined and reconciled to the corresponding GAAP measures on pages 29 to 31.
Significant events affecting our historical earnings trends from 2015 through 2017, including acquisitions, are described in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

NON-GAAP MEASURES
Adjusted net income attributable to Altisource, adjusted diluted earnings per share, adjusted earnings before interest, taxes depreciation and amortization (“Adjusted EBITDA”), adjusted effective income tax rate, adjusted cash flows from operating activities and adjusted cash flows from operating activities less additions to premises and equipment, which are presented elsewhere in this Annual Report on Form 10-K, are non-GAAP measures used by management, existing shareholders, potential shareholders and other users of our financial information to measure Altisource’s performance and do not purport to be alternatives to net income attributable to Altisource, diluted earnings per share, the effective income tax rate and cash flows from operating activities as measures of Altisource’s performance. We believe these measures are useful to management, existing shareholders, potential shareholders and other users of our financial information in evaluating operating profitability and cash flow generation more on the basis of continuing cost and cash flows as they exclude amortization expense related to acquisitions that occurred in prior periods and/or depreciation expense, financing expense and income taxes, as well as the effect of more significant non-recurring items from earnings and cash flows from operating activities. We believe these measures are also useful in evaluating the effectiveness of our operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. Furthermore, we believe the exclusion of more significant non-recurring items enables comparability to prior period performance and trend analysis.
It is management’s intent to provide non-GAAP financial information to enhance the understanding of Altisource’s GAAP financial information, and it should be considered by the reader in addition to, but not instead of, the financial statements prepared in accordance with GAAP. Each non-GAAP financial measure is presented along with the corresponding GAAP measure so as not to imply that more emphasis should be placed on the non-GAAP measure. The non-GAAP financial information presented may be determined or calculated differently by other companies. The non-GAAP financial information should not be unduly relied upon.
Adjusted net income attributable to Altisource is calculated by adding intangible asset amortization expense (net of tax), litigation settlement loss, net of insurance recovery (net of tax), and impairment losses (net of tax) and adding or deducting certain income tax related items relating to the Luxembourg subsidiary merger, other income tax rate changes in Luxembourg and the United States and an increase in foreign income tax reserves (and related interest), and deducting gains associated with reductions of the Equator, LLC (“Equator”) related contingent consideration (“Equator Earn Out”) (net of tax) from net income attributable to Altisource. Adjusted diluted earnings per share is calculated by dividing net income attributable to Altisource plus intangible asset amortization expense (net of tax), net litigation settlement loss (net of tax), and impairment losses (net of tax) and adding or deducting certain income tax related items described above and deducting gains associated with reductions of the Equator Earn Out (net of tax), by the weighted average number of diluted shares. Adjusted EBITDA is calculated by deducting income tax benefit from, or adding the income tax provision to, interest expense (net of interest income), depreciation and amortization, the net litigation settlement loss and impairment losses and deducting gains associated with reductions of the Equator Earn Out from, net income attributable to Altisource. The adjusted effective income tax rate is calculated by adding or deducting the net impact of the certain income tax related items described above from the income tax benefit and dividing the resulting adjusted income tax provision by income before income taxes and non-controlling interests. Adjusted cash flows from operating activities is calculated by adding the cash payment related to the net litigation settlement loss and the increase in short-term investments in real estate to cash flows from operating activities. Adjusted cash flows from operating activities less additions to premises and equipment is calculated by adding the cash payment related to the net litigation settlement loss and the increase in short-term investments in real estate to, and deducting additions to premises and equipment from, cash flows from operating activities.

Reconciliations of the non-GAAP measures to the corresponding GAAP measures are set forth in the following tables:

	For the years ended December 31,
(in thousands, except per share data)	2017	2016	2015	2014	2013

Net income attributable to Altisource	$308,891	$28,693	$41,598	$134,484	$129,973

Intangible asset amortization expense, net of tax	27,523	36,819	38,187	35,076	26,485
Certain income tax related items, net	(284,108)	—	—	—	—
Net litigation settlement loss, net of tax	—	24,583	—	—	—
Impairment loss, net of tax	—	—	70,630	34,884	—
Gain on Equator Earn Out, net of tax	—	—	(6,940)	(35,303)	—

Adjusted net income attributable to Altisource	$52,306	$90,095	$143,475	$169,141	$156,458

Diluted earnings per share	$16.53	$1.46	$2.02	$5.69	$5.19

Intangible asset amortization expense, net of tax, per diluted share	1.47	1.88	1.85	1.48	1.06
Certain income tax related items, net	(15.20)	—	—	—	—
Net litigation settlement loss, net of tax, per diluted share	—	1.25	—	—	—
Impairment loss, net of tax, per diluted share	—	—	3.43	1.48	—
Gain on Equator Earn Out, net of tax, per diluted share	—	—	(0.34)	(1.49)	—

Adjusted diluted earnings per share	$2.80	$4.59	$6.96	$7.16	$6.25

Calculation of the impact of intangible asset amortization expense, net of tax
Intangible asset amortization expense	$35,367	$47,576	$41,135	$37,680	$28,176
Tax benefit from intangible asset amortization	(7,844)	(10,757)	(2,948)	(2,604)	(1,691)
Intangible asset amortization expense, net of tax	27,523	36,819	38,187	35,076	26,485
Diluted share count	18,692	19,612	20,619	23,634	25,053

Intangible asset amortization expense, net of tax, per diluted share	$1.47	$1.88	$1.85	$1.48	$1.06

Certain income tax related items, net resulting from:
Luxembourg subsidiaries merger, net	$(300,908)	$—	$—	$—	$—
Other income tax rate changes	6,270	—	—	—	—
Foreign income tax reserves	10,530	—	—	—	—
Certain income tax related items, net	(284,108)	—	—	—	—
Diluted share count	18,692	19,612	20,619	23,634	25,053

Certain income tax related items, net, per diluted share	$(15.20)	$—	$—	$—	$—

Calculation of the impact of net litigation settlement loss, net of tax
Net litigation settlement loss	$—	$28,000	$—	$—	$—
Tax benefit from net litigation settlement loss	—	(3,417)	—	—	—
Net litigation settlement loss, net of tax	—	24,583	—	—	—
Diluted share count	18,692	19,612	20,619	23,634	25,053

Net litigation settlement loss, net of tax, per diluted share	$—	$1.25	$—	$—	$—

	For the years ended December 31,
(in thousands, except per share data)	2017	2016	2015	2014	2013

Calculation of the impact of impairment loss, net of tax
Impairment loss	$—	$—	$71,785	$37,473	$—
Tax benefit from impairment loss	—	—	(1,155)	(2,589)	—
Impairment loss, net of tax	—	—	70,630	34,884	—
Diluted share count	18,692	19,612	20,619	23,634	25,053

Impairment loss, net of tax, per diluted share	$—	$—	$3.43	$1.48	$—

Calculation of gain on Equator Earn Out, net of tax
Gain on Equator Earn Out	$—	$—	$(7,591)	$(37,924)	$—
Tax provision from the gain on Equator Earn Out	—	—	651	2,621	—
Gain on Equator Earn Out, net of tax	—	—	(6,940)	(35,303)	—
Diluted share count	18,692	19,612	20,619	23,634	25,053

Gain on Equator Earn Out, net of tax, per diluted share	$—	$—	$(0.34)	$(1.49)	$—

Net income attributable to Altisource	$308,891	$28,693	$41,598	$134,484	$129,973
Income tax (benefit) provision	(276,256)	12,935	8,260	10,178	8,540
Interest expense (net of interest income)	21,983	24,321	28,075	23,260	19,392
Depreciation and amortization	36,447	36,788	36,470	29,046	19,056
Intangible asset amortization expense	35,367	47,576	41,135	37,680	28,176
Net litigation settlement loss	—	28,000	—	—	—
Impairment loss	—	—	71,785	37,473	—
Gain on Equator Earn Out	—	—	(7,591)	(37,924)	—

Adjusted EBITDA	$126,432	$178,313	$219,732	$234,197	$205,137

Income tax benefit (provision)	$276,256	$(12,935)	$(8,260)	$(10,178)	$(8,540)
Certain income tax related items, net	(284,108)	—	—	—	—
Income tax provision before certain income tax related items, net	$(7,852)	$(12,935)	$(8,260)	$(10,178)	$(8,540)
Income before income taxes and non-controlling interests	$35,375	$44,321	$53,060	$147,265	$142,333

Adjusted effective income tax rate	22.2%	29.2%	15.6%	6.9%	6.0%

Cash flows from operating activities	$66,082	$126,818	$195,352	$197,493	$185,474
Net litigation settlement loss payment	28,000	—	—	—	—
Increase in short-term investments in real estate	16,380	13,025	—	—	—
Adjusted cash flows from operating activities	110,462	139,843	195,352	197,493	185,474
Less: Additions to premises and equipment	(10,514)	(23,269)	(36,188)	(64,846)	(34,134)

Adjusted cash flows from operating activities less additions to premises and equipment	$99,948	$116,574	$159,164	$132,647	$151,340

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Consolidated Results of Operations. This section, beginning on page 37, provides an analysis of our consolidated results of operations for the three years ended December 31, 2017.
Segment Results of Operations. This section, beginning on page 43, provides an analysis of each business segment for the three years ended December 31, 2017 as well as Other Businesses, Corporate and Eliminations. In addition, we discuss significant transactions, events and trends that may affect the comparability of the results being analyzed.
Liquidity and Capital Resources. This section, beginning on page 52, provides an analysis of our cash flows for the three years ended December 31, 2017. We also discuss restrictions on cash movements, future commitments and capital resources.
Critical Accounting Policies, Estimates and Recent Accounting Pronouncements. This section, beginning on page 55, identifies those accounting principles we believe are most important to our financial results and that require significant judgment and estimates on the part of management in application. We provide all of our significant accounting policies in Note 2 to the accompanying consolidated financial statements.
Other Matters. This section, beginning on page 58, provides a discussion of off-balance sheet arrangements to the extent they exist. In addition, we provide a tabular discussion of contractual obligations, discuss any significant commitments or contingencies and customer concentration.
OVERVIEW
Our Business
We are an integrated service provider and marketplace for the real estate and mortgage industries. Combining operational excellence with a suite of innovative services and technologies, Altisource helps solve the demands of the ever-changing markets we serve.
Effective January 1, 2017, our reportable segments changed as a result of a change in the way our Chief Executive Officer (our chief operating decision maker) manages our businesses, allocates resources and evaluates performance, and the related changes in our internal organization. We now report our operations through two new reportable segments: Mortgage Market and Real Estate Market. In addition, we report Other Businesses, Corporate and Eliminations separately. Prior to the January 1, 2017 change in reportable segments, our reportable segments were Mortgage Services, Financial Services and Technology Services. Prior year comparable period segment disclosures have been restated to conform to the current year presentation.
The Mortgage Market segment provides loan servicers and originators with marketplaces, services and technologies that span the mortgage lifecycle. The Real Estate Market segment provides real estate consumers and rental property investors with marketplaces and services that span the real estate lifecycle. In addition, the Other Businesses, Corporate and Eliminations segment includes businesses that provide post-charge-off consumer debt collection services primarily to debt originators (e.g., credit card, auto lending and retail credit), customer relationship management services primarily to the utility, insurance and hotel industries and IT infrastructure management services. Other Businesses, Corporate and Eliminations also includes interest expense and costs related to corporate support functions including executive, finance, law, compliance, human resources, vendor management, facilities, risk management, and sales and marketing costs not allocated to the business units, as well as eliminations between the reportable segments. In addition, the Other Businesses, Corporate and Eliminations segment includes the cost of certain facilities not allocated to the business units.
We classify revenue in three categories: service revenue, revenue from reimbursable expenses and non-controlling interests. In evaluating our performance, we focus on service revenue. Service revenue consists of amounts attributable to our fee-based services and sales of short-term investments in real estate. Reimbursable expenses and non-controlling interests are pass-through items for which we earn no margin. Reimbursable expenses consist of amounts we incur on behalf of our customers in performing our fee-based services that we pass directly on to our customers without a markup. Non-controlling interests represent the earnings of Lenders One. Lenders One is a mortgage cooperative managed, but not owned, by Altisource. Lenders One is included in revenue and reduced from net income to arrive at net income attributable to Altisource.
We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Strategy and Growth Businesses
We are focused on becoming one of the premier providers of mortgage and real estate marketplaces and related services to a broad and diversified customer base. Within the mortgage and real estate market segments, we facilitate transactions and provide products, solutions and services related to home sales, home purchases, home rentals, home maintenance, mortgage originations and mortgage servicing.
Each of our strategic businesses provides Altisource the potential to grow and diversify our customer and revenue base. We believe these businesses operate in very large markets and directly leverage our core competencies and distinct competitive advantages. A further description of our four strategic businesses follows.
Servicer Solutions:
Through this business, we provide a suite of services and technologies to meet the evolving and growing needs of loan servicers. We are focused on growing referrals from our existing customer base, expanding the service and proprietary technology offerings to our customer base, and attracting new customers to our offerings. We have a customer base that includes Ocwen, a GSE, NRZ, several large bank and non-bank servicers and asset managers. We believe we are one of only a few providers with a broad suite of servicer solutions, nationwide coverage and demonstrated scalability. Further, we believe we are well positioned to gain market share as existing customers and prospects consolidate to larger, full-service providers and outsource services that have historically been performed in-house.
Origination Solutions:
Through this business, we provide a suite of services and technologies to meet the evolving and growing needs of loan originators and correspondents. We are focused on growing referrals from our existing customer base, expanding the service and proprietary technology offerings to our customer base, and attracting new customers to our offerings. We have a customer base that includes the Lenders One cooperative mortgage bankers, the Mortgage Builder® loan origination system customers and mid-size and larger bank and non-bank loan originators. We believe our suite of services and technologies positions us to grow our relationships with our existing customer base by providing additional products, services and solutions to these customers. Further, we believe we are well positioned to attract new customers as prospects consolidate to larger, full-service providers and outsource services that have historically been performed in-house.
Consumer Real Estate Solutions:
Through this business, we provide real estate buyers and sellers with a technology enabled real estate brokerage and the integrated services to support them in buying and selling a home. Our offerings include local real estate agent services and loan brokerage as well as closing and title services.  We are focused on continuing to develop this business by capitalizing on Altisource’s experience in online real estate marketing and loan origination services, as well as on recently developed agile execution competencies.
Real Estate Investor Solutions:
Through this business, we provide a suite of services and technologies to support buyers and sellers of single-family investment homes, including our purchase, renovation, leasing and sale of short-term investments in real estate. We are focused on growing referrals from our existing customer base, expanding the service and proprietary technology offerings to our customer base, and attracting new customers to our offerings. We have a customer base that includes RESI and other institutional and smaller single-family rental investors. The single-family rental market is large, geographically distributed and has fragmented ownership. We believe our acquisition, renovation, property management, leasing and disposition platform provides a strong value proposition for institutional and retail investors and positions us well for growth.
There can be no assurance that growth from some or all of our strategic businesses will be successful or our operations will be profitable.
Share Repurchase Program
On May 17, 2017, our shareholders approved the renewal of the share repurchase program previously approved by the shareholders on May 18, 2016, which replaced the previous share repurchase program. We are authorized to purchase up to 4.6 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. As of December 31, 2017, approximately 3.4 million shares of common stock remain available for repurchase under the program. We purchased 1.6 million shares of common stock at an average price of $23.84 per share during the year ended December 31, 2017, 1.4 million shares at an average price of $26.81 per share during the year ended December 31, 2016 and 2.1 million shares at an average price of $27.60 per share during the year ended December 31, 2015. Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of December 31, 2017, we can repurchase up to approximately $178 million of our common stock under Luxembourg law. Our senior secured term loan limits the amount we can spend on share repurchases, which was approximately $446 million as of December 31, 2017, and may prevent repurchases in certain circumstances.
Ocwen Related Matters
During the year ended December 31, 2017, Ocwen was our largest customer, accounting for 58% of our total revenue. Additionally, 16% of our revenue for the year ended December 31, 2017 was earned on the portfolios serviced by Ocwen, when a party other than Ocwen or the MSR owner selected Altisource as the service provider.
As of June 30, 2017, we estimate that NRZ owned certain economic rights in, but not legal title to, approximately 78% of the Subject MSRs. In July 2017, Ocwen and NRZ entered into agreements to convert NRZ’s economic rights to the Subject MSRs into fully-owned MSRs in exchange for payments from NRZ to Ocwen when such MSRs were transferred. The transfers are subject to certain third party consents. Ocwen disclosed that under these agreements, Ocwen would subservice the transferred Subject MSRs for an initial term of five years, and the agreements provided for the conversion of the existing arrangements into a more traditional subservicing arrangement.
In January 2018, Ocwen disclosed that it and NRZ entered into new agreements to accelerate the implementation of certain parts of their July 2017 arrangement in order to achieve the intent of the July 2017 agreements sooner while Ocwen continues the process of obtaining the third party consents necessary to transfer the Subject MSRs to NRZ.
On August 28, 2017, Altisource, through its licensed subsidiaries, entered into the Brokerage Agreement with NRZ which extends through August 2025. Under this agreement and related amendments, Altisource remains the exclusive provider of brokerage services for REO associated with the Subject MSRs when Ocwen transfers such MSRs to NRZ or when NRZ acquires both an additional economic interest in such MSRs and the right to designate the broker for REO properties in such portfolios. The Brokerage Agreement provides that Altisource is the exclusive provider of brokerage services for REO associated with the Subject MSRs, irrespective of the sub-servicer. NRZ’s brokerage subsidiary will receive a cooperative brokerage commission on the sale of certain REO properties from these portfolios subject to certain exceptions.
On August 28, 2017, Altisource and NRZ also entered into the Services LOI to enter into a Services Agreement, setting forth the terms pursuant to which Altisource would remain the exclusive service provider of fee-based services for the Subject MSRs through August 2025. The Services LOI was amended to continue through February 28, 2018 (with a further automatic extension through March 31, 2018 provided that the parties continue to negotiate the Services Agreement in good faith).
The Brokerage Agreement can be terminated by Altisource if the Services Agreement is not signed between Altisource and NRZ during the term of the Services LOI. The Brokerage Agreement may otherwise only be terminated upon the occurrence of certain specified events. Termination events include, but are not limited to, a breach of the terms of the Brokerage Agreement (including, without limitation, the failure to meet performance standards and non-compliance with law in a material respect), the failure to maintain licenses which failure materially prevents performance of the contract, regulatory allegations of non-compliance resulting in an adversarial proceeding against NRZ, voluntary or involuntary bankruptcy, appointment of a receiver, disclosure in a Form 10-K or Form 10-Q that there is significant uncertainty about Altisource’s ability to continue as a going concern, failure to maintain a specified level of cash and an unapproved change of control.
Following the execution of the Services Agreement, we anticipate that revenue from NRZ would increase and revenue from Ocwen would decrease. As Subject MSRs continue to transfer from Ocwen to NRZ, we anticipate that NRZ will become our largest customer. Had all of the Subject MSRs been transferred to NRZ and the Brokerage Agreement and the Services Agreement with NRZ were in place as of January 1, 2017, we estimate that approximately 50% of our 2017 revenue would have been related to NRZ. There can be no assurance that the parties will reach an agreement with respect to the terms of the Services Agreement or that a Services Agreement will be entered into on a timely basis or at all.
Ocwen has disclosed that it is subject to a number of ongoing federal and state regulatory examinations, cease and desist orders, consent orders, inquiries, subpoenas, civil investigative demand, requests for information and other actions and is subject to pending legal proceedings, some of which include claims against Ocwen for substantial monetary damages. For example, on May 15,

2017, Ocwen disclosed that on April 20, 2017, the CFPB and the State of Florida filed separate complaints in the United States District Court for the Southern District of Florida against Ocwen alleging violations of Federal consumer financial law and, in the case of Florida, Florida statutes. As another example, on May 15, 2017, Ocwen also disclosed that on April 28, 2017, the Commonwealth of Massachusetts filed a lawsuit against Ocwen in the Superior Court for the Commonwealth of Massachusetts alleging violations of state consumer financial laws relating to Ocwen’s servicing business, including lender-placed insurance and property preservation fees. Ocwen disclosed that the complaints seek to obtain permanent injunctive relief, consumer redress, refunds, restitution, disgorgement, damages, civil penalties, costs and fees and other relief. The forgoing or other matters could result in, and in some cases, have resulted in, adverse regulatory or other actions against Ocwen. Previous regulatory actions against Ocwen resulted in subjecting Ocwen to independent oversight of its operations and placing certain restrictions on its ability to acquire servicing rights.
In addition to the above, Ocwen may become subject to future federal and state regulatory investigations, cease and desist orders, consent orders, inquiries, subpoenas, civil investigative demands, requests for information, other matters or legal proceedings, any of which could also result in adverse regulatory or other actions against Ocwen.
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
If any of the following events occurred, Altisource’s revenue could be significantly lower and our results of operations could be materially adversely affected, including from the possible impairment or write-off of goodwill, intangible assets, property and equipment, other assets and accounts receivable:

•	Altisource loses Ocwen as a customer or there is a significant reduction in the volume of services they purchase from us

•	Ocwen loses, sells or transfers a significant portion or all of its remaining non-GSE servicing rights or subservicing arrangements and Altisource fails to be retained as a service provider

•	Ocwen loses state servicing licenses in states with a significant number of loans in Ocwen’s servicing portfolio

•	Altisource fails to be retained as a service provider

•	The contractual relationship between Ocwen and Altisource changes significantly or there are significant changes to our pricing to Ocwen for services from which we generate material revenue
Additionally, Ocwen has notified us, disclosed in its filings and stated in connection with resolving several state administrative actions discussed above, that it plans to transition from REALServicing to another mortgage servicing software platform. We anticipate that such a transition could be a multi-year project and Altisource would support Ocwen through such a transition. We do not anticipate that a servicing technology transition would impact the other services we provide to Ocwen. For the years ended December 31, 2017, 2016 and 2015, service revenue from REALServicing was $26.4 million, $29.8 million and $50.3 million, respectively. We estimate, with respect to income before income tax, that the REALServicing business currently operates at approximately break-even.
Management cannot predict the outcome of these matters or the amount of any impact they may have on Altisource. However, in the event these matters materially negatively impact Altisource, we believe the variable nature of our cost structure would allow us to realign our cost structure in line with remaining revenue. Furthermore, in the event of a significant reduction in the volume of services purchased or loans serviced by Ocwen (such as a transfer of Ocwen’s remaining servicing rights to a successor servicer), we believe the impact to Altisource could occur over an extended period of time. During this period, we believe that we will continue to generate revenue from all or a portion of Ocwen’s portfolio.
Additionally, our Servicer Solutions, Origination Solutions, Consumer Real Estate Solutions and Real Estate Investor Solutions businesses are focused on diversifying and growing our revenue and customer base and we have a sales and marketing strategy to support these businesses.
Management believes our plans, together with current liquidity and cash flows from operations, would be sufficient to meet our working capital, capital expenditures, debt service and other cash needs. However, there can be no assurance that our plans will be successful or our operations will be profitable.

Factors Affecting Comparability
The following items may impact the comparability of our results:

•
The average number of loans serviced by Ocwen on REALServicing (including those MSRs owned by NRZ and subserviced by Ocwen) was approximately 1.3 million, 1.5 million and 2.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. The average number of delinquent non-GSE loans serviced by Ocwen on REALServicing was approximately 199 thousand, 219 thousand and 279 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.

•
The effective income tax rates for the years ended December 31, 2017, 2016 and 2015 were (780.9)%, 29.2% and 15.6%, respectively. The Company’s effective income tax rate for the year ended December 31, 2017 was impacted by three significant items. On December 27, 2017, two of the Company’s wholly-owned subsidiaries, Altisource Solutions S.à r.l. and Altisource Holdings S.à r.l., merged, with Altisource Holdings S.à r.l. as the surviving entity. Altisource Holdings S.à r.l. was subsequently renamed Altisource S.à r.l. The merger is part of a larger subsidiary restructuring plan designed to simplify the Company’s corporate structure, allow it to operate more efficiently and reduce administrative costs. For Luxembourg tax purposes, the merger was recognized at fair value and generated a net operating loss (“NOL”) of $1.3 billion and a deferred tax asset, net of valuation allowance, of $300.9 million as of December 31, 2017. The NOL has a 17 year life. This deferred tax asset was partially offset by the impact of other changes in U.S. and Luxembourg income tax rates of $6.3 million and an increase in certain foreign income tax reserves (and related interest) of $10.5 million. Excluding these three items, the Company’s adjusted effective income tax rate would have been 22.2% (see non-GAAP measures defined and reconciled on pages 29 to 31). Other than the three items discussed above, the variability in the effective income tax rate is primarily from changes in the mix of taxable income across the jurisdictions in which we operate.

•
During 2017, we repurchased portions of our senior secured term loan with an aggregate par value of $60.1 million at a weighted average discount of 10.7%, recognizing a net gain of $5.6 million on the early extinguishment of debt. During 2016, we repurchased portions of our senior secured term loan with an aggregate par value of $51.0 million at a weighted average discount of 13.2%, recognizing a net gain of $5.5 million on the early extinguishment of debt. During 2015, we repurchased portions of our senior secured term loan with an aggregate par value of $49.0 million at a weighted average discount of 10.3%, recognizing a net gain of $3.8 million on the early extinguishment of debt.

•
In the fourth quarter of 2016, we recorded a litigation settlement loss of $28.0 million, net of a $4.0 million insurance recovery, related to an agreed settlement of a class action lawsuit (no comparative amounts in 2017 and 2015).

•
During the year ended December 31, 2016, we purchased 4.1 million shares of RESI common stock for $48.2 million. During the years ended December 31, 2017 and 2016, we earned dividends of $2.5 million and $2.3 million related to this investment (no comparative amount in 2015). In addition, during the year ended December 31, 2016, we incurred expenses of $3.4 million related to this investment (no comparative amounts in 2017 and 2015).

•
In the fourth quarter of 2015, we recorded non-cash impairment losses of $71.8 million in our Mortgage Market and Other Businesses, Corporate and Eliminations segments primarily driven by our projected technology services revenue from Ocwen and investment in technologies provided to Ocwen (no comparative amounts in 2017 and 2016).

•	On July 29, 2016, we acquired certain assets and assumed certain liabilities of Granite for $9.5 million.

•
On October 9, 2015, we acquired RentRange and Investability for $24.8 million composed of $17.5 million in cash at closing and 247 thousand shares of restricted common stock of the Company with a value of $7.3 million as of the closing date.

•
On July 17, 2015, we acquired CastleLine for $33.4 million. The purchase consideration was composed of $12.3 million of cash at closing, $10.5 million of cash payable to the seller over four years from the acquisition date and 495 thousand shares of restricted common stock of the Company with a value of $14.4 million as of the closing date. Of the cash payable following acquisition, $3.8 million is contingent on certain future employment conditions of certain of the sellers, and therefore excluded from the purchase price.

•
In 2015, we paid the former owners of Equator $0.5 million to extinguish any liability for the Equator Earn Out. In connection with this settlement, we reduced the liability for the Equator Earn Out to $0 and recognized a $7.6 million increase in earnings (no comparative amounts in 2017 and 2016).

•	During 2015, we recognized a loss on the sale of equity securities of HLSS, net of dividends received, of $1.9 million.

•	Effective March 31, 2015, we terminated the Data Access and Services Agreement with Ocwen (“Data Access Agreement”) (no comparative amounts in 2017 and 2016).

CONSOLIDATED RESULTS OF OPERATIONS
Summary Consolidated Results
Following is a discussion of our consolidated results of operations for the years ended December 31, 2017, 2016 and 2015. For a more detailed discussion of the factors that affected the results of our business segments in these periods, see “Segment Results of Operations” below.
The following table sets forth information on our results of operations for the years ended December 31:

(in thousands, except per share data)	2017	% Increase (decrease)	2016	% Increase (decrease)	2015

Service revenue
Mortgage Market	$754,058	(3)	$774,514	(1)	$781,984
Real Estate Market	86,821	2	84,805	81	46,963
Other Businesses, Corporate and Eliminations	58,682	(30)	83,280	(26)	111,973
Total service revenue	899,561	(5)	942,599	—	940,920
Reimbursable expenses	39,912	(23)	52,011	(52)	107,344
Non-controlling interests	2,740	2	2,693	(16)	3,202
Total revenue	942,213	(6)	997,303	(5)	1,051,466
Cost of revenue	699,865	1	690,045	—	687,327
Gross profit	242,348	(21)	307,258	(16)	364,139
Selling, general and administrative expenses	192,642	(10)	214,155	(3)	220,868
Litigation settlement loss, net of $4,000 insurance recovery	—	(100)	28,000	N/M	—
Impairment losses	—	—	—	(100)	71,785
Change in the fair value of Equator Earn Out	—	—	—	(100)	(7,591)
Income from operations	49,706	(24)	65,103	(18)	79,077
Other income (expense), net:
Interest expense	(22,253)	(9)	(24,412)	(13)	(28,208)
Other income (expense), net	7,922	118	3,630	66	2,191
Total other income (expense), net	(14,331)	(31)	(20,782)	(20)	(26,017)

Income before income taxes and non-controlling interests	35,375	(20)	44,321	(16)	53,060
Income tax benefit (provision)	276,256	N/M	(12,935)	57	(8,260)

Net income	311,631	N/M	31,386	(30)	44,800
Net income attributable to non-controlling interests	(2,740)	2	(2,693)	(16)	(3,202)

Net income attributable to Altisource	$308,891	N/M	$28,693	(31)	$41,598

Margins:
Gross profit/service revenue	27%		33%		39%
Income from operations/service revenue	6%		7%		8%

Earnings per share:
Basic	$16.99	N/M	$1.53	(28)	$2.13
Diluted	$16.53	N/M	$1.46	(28)	$2.02

Weighted average shares outstanding:
Basic	18,183	(3)	18,696	(4)	19,504
Diluted	18,692	(5)	19,612	(5)	20,619
_____________________________________
N/M — not meaningful.

(in thousands, except per share data)	2017	% Increase (decrease)	2016	% Increase (decrease)	2015

Non-GAAP Financial Measures (1)
Adjusted net income attributable to Altisource	$52,306	(42)	$90,095	(37)	$143,475
Adjusted diluted earnings per share	$2.80	(39)	$4.59	(34)	$6.96
Adjusted EBITDA	$126,432	(29)	$178,313	(19)	$219,732
_____________________________________

(1)	These are non-GAAP measures that are defined and reconciled to the corresponding GAAP measures on pages 29 to 31.
Revenue
We recognized service revenue of $899.6 million, $942.6 million and $940.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. The decrease in service revenue for the year ended December 31, 2017 was primarily due to lower service revenue in our IT infrastructure services and customer relationship management businesses in the Other Businesses, Corporate and Eliminations segment and, in the Mortgage Market segment, a reduction in the size of Ocwen’s portfolio and number of delinquent loans in its portfolio resulting from loan repayments, loan modifications, short sales, REO sales and other forms of resolution. IT infrastructure services revenue declined from the transition of resources supporting Ocwen’s technology infrastructure to Ocwen. Beginning in the fourth quarter of 2015 and continuing through 2017, we transitioned resources supporting Ocwen’s technology infrastructure from Altisource to Ocwen. The decrease in the customer relationship management service revenue was primarily due to severed client relationships with certain non-profitable clients and a reduction in volume from the transition of services from one customer to another. The declines in the Mortgage Market segment were partially offset by growth in property preservation and inspection business from Ocwen as well as non-Ocwen customers and the impact of the 2015 change in the billing model for preservation services on new Ocwen REO referrals that resulted in certain services that were historically reimbursable expenses revenue becoming service revenue. Furthermore, Mortgage Market service revenue from loan disbursement processing services increased from the full year impact of the Granite acquisition in July 2016. Service revenue in the Real Estate Market was lower as a result of RESI’s smaller portfolio of non-performing loans and REO, which was largely offset by increased service revenue from home sales in the buy-renovate-lease-sell business, which began operations in the second half of 2016, and an increase in the renovation management business.
The increase in service revenue in 2016 compared to 2015 was primarily driven by revenue growth in the Real Estate Market, primarily due to growth in the volume of homes sold and the percentage of homes sold through auction on Hubzu and increased volumes of higher value property preservation referrals. The increase in service revenue in the Mortgage Market was driven by the change in the billing model for new Ocwen REO referrals in the Servicer Solutions business and revenue growth in the Origination Solutions business from new customers and volume growth with existing customers. However, these increases were more than offset by lower rates charged to Ocwen for certain software services. Also, service revenue was lower in the Other Businesses, Corporate and Eliminations segment, primarily due to lower customer relationship management revenue as we severed relationships with and reduced the volume of services provided to certain clients that were not profitable to us, and we experienced a reduction in volume from the transition of services from one customer to another. IT infrastructure services also declined due to the transition of resources supporting Ocwen’s technology infrastructure to Ocwen. During the fourth quarter of 2015, we began transitioning resources supporting Ocwen’s technology infrastructure to Ocwen as a part of the previously announced separation of technology infrastructure.
We recognized reimbursable expense revenue of $39.9 million, $52.0 million and $107.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. The decreases in reimbursable expenses revenue were primarily due to a reduction in the size of Ocwen’s portfolio and number of delinquent loans in its portfolio resulting from loan repayments, loan modifications, short sales, REO sales and other forms of resolution and a change in 2015 in the billing model for preservation services on new Ocwen REO referrals described above, which impacted reimbursable expense revenue in the Mortgage Market.
Certain of our revenues are impacted by seasonality. More specifically, revenues from property sales, loan originations and certain property preservation services typically tend to be at their lowest level during the fall and winter months and at their highest level during the spring and summer months. In addition, revenue in the asset recovery management business tends to be higher in the first quarter, as borrowers may utilize tax refunds and bonuses to pay debts, and generally declines throughout the rest of the year.
Cost of Revenue and Gross Profit
Cost of revenue principally includes payroll and employee benefits associated with personnel employed in customer service and operations roles, fees paid to external providers related to the provision of services, cost of real estate sold, reimbursable expenses, technology and telecommunications costs and depreciation and amortization of operating assets.

Cost of revenue consists of the following for the years ended December 31:

(in thousands)	2017	% Increase (decrease)	2016	% Increase (decrease)	2015

Compensation and benefits	$240,487	(9)	$264,796	1	$261,839
Outside fees and services	325,459	8	301,116	21	248,278
Cost of real estate sold	24,398	N/M	1,040	N/M	—
Reimbursable expenses	39,912	(23)	52,011	(52)	107,344
Technology and telecommunications	42,340	(4)	44,295	3	43,177
Depreciation and amortization	27,269	2	26,787	—	26,689

Total	$699,865	1	$690,045	—	$687,327
N/M — not meaningful.
We recognized cost of revenue of $699.9 million, $690.0 million and $687.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. The increase in cost of revenue in 2017 compared to 2016 was primarily driven by higher outside fees and services and cost of real estate sold, partially offset by decreases in compensation and benefits and reimbursable expenses. Outside fees and services increased in the Mortgage Market due to growth in referrals of certain higher cost property preservation services in the Servicer Solutions business and the change in the billing model discussed in the revenue section above, partially offset by lower costs related to RESI’s smaller portfolio of non-performing loans and REO in the Real Estate Investor Solutions business. The decrease in reimbursable expenses in the Mortgage Market was primarily due to fewer REO properties under the prior billing model discussed in the revenue section above. The increases in cost of real estate sold were the result of properties sold in connection with our buy-renovate-lease-sell program, which began operations in the second half of 2016.
Compensation and benefits declined in the Mortgage Market segment as we reduced headcount in certain of the Servicer Solutions businesses from the decline in Ocwen’s portfolio discussed in the revenue section above as well as from the implementation of efficiency initiatives. In the Other Businesses, Corporate and Eliminations segment, compensation and benefits decreased in connection with the transition of resources supporting Ocwen’s technology infrastructure to Ocwen and lower headcount levels in our customer relationship management business, consistent with the decline in service revenues. In the Real Estate Market, compensation and benefits increased in the Consumer Real Estate Solutions business to support growth of this business, partially offset by lower headcount levels in the Real Estate Investor Solutions business driven by lower customer volumes in certain business units.
The increase in cost of revenue in 2016 compared to 2015 was primarily attributable to higher outside fees and services, largely offset by decreases in reimbursable expenses in the Mortgage Market. Outside fees and services increased and reimbursable expenses declined primarily due to higher volumes of property preservation referrals and the change in billing model discussed in the revenue section above. In addition, the increase in outside fees and services was partially offset by the March 31, 2015 termination of the Data Access Agreement.
Gross profit decreased to $242.3 million, representing 27% of service revenue, for the year ended December 31, 2017 compared to $307.3 million, representing 33% of service revenue, for the year ended December 31, 2016 and $364.1 million, representing 39% of service revenue, for the year ended December 31, 2015.
Gross profit as a percentage of service revenue decreased in 2017 compared to 2016 primarily due to revenue mix and investments in our growth businesses. Revenue mix changed from growth in the lower margin property preservation services, buy-renovate-lease-sell and renovation management businesses and declines in other higher margin businesses.
Gross profit as a percentage of service revenue decreased in 2016 compared to 2015 primarily due to higher growth in the lower margin property preservation services, higher compensation and benefits in the Real Estate Market to support our growth initiatives and reductions in volumes and prices in certain technology businesses in the Mortgage Market which exceeded the decline in costs. These decreases were partially offset by the March 31, 2015 termination of the Data Access Agreement.
Selling, General and Administrative Expenses
Selling, general and administration expenses (“SG&A”) include payroll for personnel employed in executive, finance, law, compliance, human resources, vendor management, facilities, risk management, sales and marketing roles. This category also includes professional fees, occupancy costs, marketing costs, depreciation and amortization of non-operating assets and other expenses.

SG&A expenses consist of the following for the years ended December 31:

(in thousands)	2017	% Increase (decrease)	2016	% Increase (decrease)	2015

Compensation and benefits	$58,157	5	$55,577	1	$54,897
Professional services	13,421	(42)	23,284	—	23,183
Occupancy related costs	36,371	(3)	37,370	(6)	39,917
Amortization of intangible assets	35,367	(26)	47,576	16	41,135
Depreciation and amortization	9,178	(8)	10,001	2	9,781
Marketing costs	16,171	(42)	27,847	1	27,499
Other	23,977	92	12,500	(49)	24,456

Selling, general and administrative expenses	$192,642	(10)	$214,155	(3)	$220,868
We recognized SG&A of $192.6 million, $214.2 million and $220.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. The decrease in SG&A in 2017 compared to 2016 was primarily due to lower amortization of intangible assets driven by an increase in total projected revenue to be generated by the Homeward Residential, Inc. (“Homeward”) and Residential Capital, LLC (“ResCap”) portfolios over the lives of these portfolios (revenue-based amortization) and lower marketing costs, driven by initial non-recurring Owners.com market launch costs incurred during 2016 and the reduction in Owners.com recurring marketing spend as the business unit focuses on improving the lead to closing conversion rate. In addition, legal costs in professional services were lower in connection with the resolution of, and reduction in activities related to, several litigation and regulatory matters. These decreases were partially offset by an increase in Other, primarily due to facility closures, litigation related costs, an increase in bad debt expense and a $3.0 million favorable loss accrual adjustment in Other in 2016.
The decrease in SG&A in 2016 compared to 2015 was primarily due to a decrease in Other driven by an estimated loss recorded in the fourth quarter of 2015 in connection with an anticipated payment to Ocwen for obtaining a release of liability for Altisource related to Ocwen’s settlement of a particular case and lower bad debt expense in 2016. The decrease was partially offset by higher amortization of intangible assets from increased revenues from the Homeward and ResCap portfolios (revenue-based amortization).
Other Operating Expenses
Other operating expenses include the litigation settlement loss, net of insurance recovery for the year ended December 31, 2016 and impairment losses and changes in the fair value of the Equator Earn Out for the year ended December 31, 2015 (no comparative amounts in 2017).
Other operating expenses consist of the following for the years ended December 31:

(in thousands)	2017	% Increase (decrease)	2016	% Increase (decrease)	2015

Litigation settlement loss, net of $4,000 insurance recovery	$—	(100)	$28,000	N/M	$—
Impairment losses	—	—	—	(100)	71,785
Change in the fair value of Equator Earn Out	—	—	—	(100)	(7,591)

Other operating expenses	$—	(100)	$28,000	(56)	$64,194
N/M — not meaningful.
For the year ended December 31, 2016, other operating expenses of $28.0 million included a litigation settlement loss, which consists of a legal settlement accrual of $28.0 million, net of a $4.0 million insurance recovery. The litigation settlement loss related to the agreed settlement of the putative class action litigation designated In re: Altisource Portfolio Solutions, S.A. Securities Litigation in the United States District Court for the Southern District of Florida. Altisource Portfolio Solutions S.A. and the officer and director defendants denied all claims of wrongdoing or liability. The settlement loss was recorded in 2016 and paid in 2017.
For the year ended December 31, 2015, other operating expenses of $64.2 million included impairment losses and changes in the fair value of the Equator Earn Out. The non-cash impairment losses of $71.8 million were primarily driven by the Company’s projected technology revenue from Ocwen and investment in technologies provided to Ocwen. These losses are composed of $55.7 million impairment of goodwill, $11.9 million impairment of intangible assets from the 2013 Homeward and ResCap fee-

based business acquisitions and $4.1 million impairment of software assets included in premises and equipment. These impairment losses were attributable to our Mortgage Market and Other Businesses, Corporate and Eliminations segments.
We recognized a gain on the change in the fair value of the Equator Earn Out of $7.6 million in 2015 in our Mortgage Market segment. The liability for contingent consideration was reflected at fair value and adjusted each reporting period with the change in fair value recognized in earnings. In 2015, we reached an agreement with the former owners of Equator to extinguish any liability for the Equator Earn Out. In connection with this settlement, we reduced the liability for the Equator Earn Out to $0 and recognized a $7.6 million increase in earnings.
Income from Operations
Income from operations decreased to $49.7 million, representing 6% of service revenue, for the year ended December 31, 2017 compared to $65.1 million, representing 7% of service revenue, for the year ended December 31, 2016. The decrease was primarily due to 2017 revenue mix changes and investments in our growth businesses, partially offset by the 2016 litigation settlement loss of $28.0 million and the decrease in SG&A, as discussed above.
Income from operations decreased to $65.1 million, representing 7% of service revenue, for the year ended December 31, 2016 compared to $79.1 million, representing 8% of service revenue, for the year ended December 31, 2015. The decrease was primarily due to a lower gross profit margin in 2016, the litigation settlement loss, net of insurance recovery, and the 2015 Equator Earn Out gain, partially offset by the 2015 impairment losses and lower SG&A in 2016, as discussed above.
Because the Mortgage Market is our largest and highest margin segment and Ocwen is our largest customer in this segment, declines in service revenue from Ocwen and the changes in mix of revenue from Ocwen have had a negative impact on our operating income.
Other Income (Expense), net
Other income (expense), net principally includes interest expense and other non-operating gains and losses. Other income (expense), net was $(14.3) million, $(20.8) million and $(26.0) million for the years ended December 31, 2017, 2016 and 2015, respectively. The decrease in other income (expense), net in 2017 was primarily due to lower interest expense and higher other income. Interest expense was $(22.3) million in 2017 compared to $(24.4) million in 2016, driven by the repurchase of portions of our senior secured term loan, partially offset by an increase in the senior secured term loan interest rate from 4.50% as of December 31, 2016 to 5.07% as of December 31, 2017. During 2017, we repurchased portions of our senior secured term loan with an aggregate par value of $60.1 million at a weighted average discount of 10.7%, recognizing a net gain of $5.6 million on the early extinguishment of debt in other income. During 2016, we repurchased portions of our senior secured term loan with an aggregate par value of $51.0 million at a weighted average discount of 13.2%, recognizing a net gain of $5.5 million on the early extinguishment of debt in other income. Also, during 2017 and 2016, we earned dividends of $2.5 million and $2.3 million, respectively, related to our investment in RESI and in 2016 we incurred expenses of $3.4 million related to this investment (no comparative amount in 2017).
The decrease in other income (expense), net in 2016 was primarily due to lower interest expense and higher other income. Interest expense was $(24.4) million in 2016 compared to $(28.2) million in 2015, driven by the repurchase of portions of our senior secured term loan. During 2016, we repurchased portions of our senior secured term loan with an aggregate par value of $51.0 million at a weighted average discount of 13.2%, recognizing a net gain of $5.5 million on the early extinguishment of debt in other income. During 2015, we repurchased portions of our senior secured term loan with an aggregate par value of $49.0 million at a weighted average discount of 10.3%, recognizing a net gain of $3.8 million on the early extinguishment of debt in other income. Also, during 2016, we earned dividends of $2.3 million and incurred expenses of $(3.4) million related to our investment in RESI (no comparative amounts in 2015). During March 2015, we purchased 1.6 million shares of HLSS common stock in the open market for $30.0 million. During 2015, we received liquidating dividends and other dividends from HLSS totaling $20.4 million and sold all of our 1.6 million shares of HLSS common stock in the open market for $7.7 million. As a result of these transactions, we recognized a net loss of $(1.9) million for the year ended December 31, 2015 in connection with our investment in HLSS (no comparative amount in 2016).
Income Tax Provision
We recognized an income tax benefit (provision) of $276.3 million, $(12.9) million and $(8.3) million for the years ended December 31, 2017, 2016 and 2015, respectively, and our effective income tax rates for the years ended December 31, 2017, 2016 and 2015 were (780.9)%, 29.2% and 15.6%, respectively. On December 27, 2017, two of the Company’s wholly-owned subsidiaries, Altisource Solutions S.à r.l. and Altisource Holdings S.à r.l., merged, with Altisource Holdings S.à r.l. as the surviving entity. Altisource Holdings S.à r.l. was subsequently renamed Altisource S.à r.l. The merger is part of a larger subsidiary restructuring plan designed to simplify the Company’s corporate structure, allow it to operate more efficiently and reduce administrative costs. For Luxembourg tax purposes, the merger was recognized at fair value and generated an NOL of $1.3 billion and a deferred tax asset, net of valuation allowance, of $300.9 million as of December 31, 2017. The NOL has a 17 year life. This deferred tax asset was partially offset by the impact of other changes in U.S. and Luxembourg income tax rates of $6.3 million and an increase in certain foreign income tax reserves (and related interest) of $10.5 million. Excluding these three items, the Company’s adjusted effective income tax rate would have been 22.2% (see non-GAAP measures defined and reconciled on pages 29 to 31). Our effective tax rate differs from the Luxembourg statutory tax rate of 27.1% for the year ended December 31, 2017 and 29.2% for the years ended December 31, 2016 and 2015, primarily due to the effect of the three significant items discussed above, certain deductions in Luxembourg and the mix of income and losses with varying tax rates in multiple taxing jurisdictions. The higher effective income tax rate for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily the result of lower pretax income, including the impact of the litigation settlement loss, net of insurance recovery, which changed the mix of taxable income across the jurisdictions in which we operate.

SEGMENT RESULTS OF OPERATIONS
Effective January 1, 2017, our reportable segments changed as a result of a change in the way our chief operating decision maker manages our businesses, allocates resources and evaluates performance, and the related changes in our internal organization. See Item 1 of Part I, “Reportable Segments,” for additional information regarding changes in our reportable segments. Prior year comparable period segment disclosures have been restated to conform to the current year presentation.
The following section provides a discussion of pretax results of operations of our business segments. Transactions between segments are accounted for as third party arrangements for purposes of presenting segment results of operations.
Financial information for our segments was as follows:

	For the year ended December 31, 2017
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue
Service revenue	$754,058	$86,821	$58,682	$899,561
Reimbursable expenses	36,886	2,966	60	39,912
Non-controlling interests	2,740	—	—	2,740
	793,684	89,787	58,742	942,213
Cost of revenue	545,507	96,967	57,391	699,865
Gross profit (loss)	248,177	(7,180)	1,351	242,348
Selling, general and administrative expenses	114,215	18,718	59,709	192,642
Income (loss) from operations	133,962	(25,898)	(58,358)	49,706
Total other income (expense), net	72	(4)	(14,399)	(14,331)

Income (loss) before income taxes and non-controlling interests	$134,034	$(25,902)	$(72,757)	$35,375

Margins:
Gross profit (loss)/service revenue	33%	(8)%	2%	27%
Income (loss) from operations/service revenue	18%	(30)%	(99)%	6%

	For the year ended December 31, 2016
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue
Service revenue	$774,514	$84,805	$83,280	$942,599
Reimbursable expenses	50,117	1,785	109	52,011
Non-controlling interests	2,693	—	—	2,693
	827,324	86,590	83,389	997,303
Cost of revenue	546,540	64,566	78,939	690,045
Gross profit	280,784	22,024	4,450	307,258
Selling, general and administrative expenses	121,508	23,291	69,356	214,155
Litigation settlement loss, net of $4,000 insurance recovery	—	—	28,000	28,000
Income (loss) from operations	159,276	(1,267)	(92,906)	65,103
Total other income (expense), net	154	(5)	(20,931)	(20,782)

Income (loss) before income taxes and non-controlling interests	$159,430	$(1,272)	$(113,837)	$44,321

Margins:
Gross profit/service revenue	36%	26%	5%	33%
Income (loss) from operations/service revenue	21%	(1)%	(112)%	7%

	For the year ended December 31, 2015
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue
Service revenue	$781,984	$46,963	$111,973	$940,920
Reimbursable expenses	99,988	7,236	120	107,344
Non-controlling interests	3,202	—	—	3,202
	885,174	54,199	112,093	1,051,466
Cost of revenue	552,676	38,541	96,110	687,327
Gross profit	332,498	15,658	15,983	364,139
Selling, general and administrative expenses	132,334	7,514	81,020	220,868
Impairment losses	64,146	—	7,639	71,785
Change in the fair value of Equator Earn Out	(7,591)	—	—	(7,591)
Income (loss) from operations	143,609	8,144	(72,676)	79,077
Total other income (expense), net	621	2	(26,640)	(26,017)

Income (loss) before income taxes and non-controlling interests	$144,230	$8,146	$(99,316)	$53,060

Margins:
Gross profit/service revenue	43%	33%	14%	39%
Income (loss) from operations/service revenue	18%	17%	(65)%	8%

Mortgage Market
Revenue
Revenue by business unit was as follows for the years ended December 31:

(in thousands)	2017	% Increase (decrease)	2016	% Increase (decrease)	2015

Service revenue:
Servicer Solutions	$704,848	(2)	$722,734	(2)	$739,991
Origination Solutions	49,210	(5)	51,780	23	41,993
Total service revenue	754,058	(3)	774,514	(1)	781,984

Reimbursable expenses:
Servicer Solutions	36,636	(26)	49,838	(50)	99,832
Origination Solutions	250	(10)	279	79	156
Total reimbursable expenses	36,886	(26)	50,117	(50)	99,988

Non-controlling interests	2,740	2	2,693	(16)	3,202

Total revenue	$793,684	(4)	$827,324	(7)	$885,174
We recognized service revenue of $754.1 million for the year ended December 31, 2017, a 3% decrease compared to the year ended December 31, 2016. The decrease in service revenue was primarily a result of the reduction in the size of Ocwen’s portfolio and number of delinquent loans in its portfolio resulting from loan repayments, loan modifications, short sales, REO sales and other forms of resolution in the Servicer Solutions business. This decline was partially offset by growth in the Servicer Solutions business in referrals of certain higher fee property preservation services, growth in non-Ocwen service revenues from new and existing customers and increases in loan disbursement processing services in connection with the Granite acquisition in July 2016. In addition, an increase in service revenue and a decrease in reimbursable expenses in the Servicer Solutions business was also the result of an early 2015 change in the billing model for preservation services on new Ocwen REO referrals that resulted in certain services that were historically reimbursable expenses revenue becoming service revenue.
We recognized service revenue of $774.5 million for the year ended December 31, 2016, a 1% decrease compared to the year ended December 31, 2015. The decrease in service revenue was primarily a result of the reduction in the size of Ocwen’s portfolio and number of delinquent loans in its portfolio resulting from loan repayments, loan modifications, short sales, REO sales and other forms of resolution and lower rates charged to Ocwen for certain software services in the Servicer Solutions business. This decline was partially offset by an increase in service revenue and a decrease in reimbursable expenses in the Servicer Solutions business as a result of an early 2015 change in the billing model for preservation services on new Ocwen REO referrals that resulted in certain services that were historically reimbursable expenses revenue becoming service revenue, as described above, and revenue growth in the Origination Solutions business from new customers and volume growth with existing customers.
We recognized reimbursable expense revenue of $36.9 million, $50.1 million and $100.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. The decreases in reimbursable expenses revenue were primarily due to a reduction in the size of Ocwen’s portfolio and number of delinquent loans in its portfolio resulting from loan repayments, loan modifications, short sales, REO sales and other forms of resolution and a change in 2015 in the billing model for preservation services on new Ocwen REO referrals described above.
Certain of our Mortgage Market businesses are impacted by seasonality. Revenues from property sales, loan originations and certain property preservation services are generally lowest during the fall and winter months and highest during the spring and summer months.

Cost of Revenue and Gross Profit
Cost of revenue consisted of the following for the years ended December 31:

(in thousands)	2017	% Increase (decrease)	2016	% Increase (decrease)	2015

Compensation and benefits	$163,370	(8)	$177,473	—	$177,091
Outside fees and services	295,533	9	272,124	20	227,281
Reimbursable expenses	36,886	(26)	50,117	(50)	99,988
Technology and telecommunications	30,467	1	30,017	(7)	32,271
Depreciation and amortization	19,251	15	16,809	5	16,045

Cost of revenue	$545,507	—	$546,540	(1)	$552,676
Cost of revenue for the year ended December 31, 2017 of $545.5 million decreased by less than 1% compared to the year ended December 31, 2016. Compensation and benefits declined in certain of the Servicer Solutions businesses as we reduced headcount in certain businesses from the decline in Ocwen’s portfolio discussed in the revenue section above as well as the implementation of efficiency initiatives. In addition, reimbursable expenses decreased primarily as a result of the change in the billing model discussed in the revenue section above. These declines were largely offset by increases in outside fees and services, primarily due to growth in referrals of certain higher cost property preservation services and the change in the billing model in the Servicer Solutions business, consistent with the growth in service revenue discussed in the revenue section above.
Cost of revenue for the year ended December 31, 2016 of $546.5 million decreased by 1% compared to the year ended December 31, 2015, primarily due to a decrease in reimbursable expenses, primarily as a result of the change in billing model discussed in the revenue section above, and the March 31, 2015 termination of the Data Access Agreement. These decreases were largely offset by an increase in outside fees and services, due to an increase in the average costs related to higher value property preservation referrals and the change in billing model discussed in the revenue section above.
Gross profit decreased to $248.2 million, representing 33% of service revenue, for the year ended December 31, 2017 compared to $280.8 million, representing 36% of service revenue, for the year ended December 31, 2016 and $332.5 million representing 43% of service revenue, for the year ended December 31, 2015. Gross profit as a percentage of service revenue decreased in 2017 compared to 2016, primarily due to revenue mix from growth in the lower margin property preservation services and declines in other higher margin businesses. Gross profit as a percentage of service revenue decreased in 2016 compared to 2015, primarily due to a change in revenue mix, as a higher percentage of revenue in 2016 was from lower margin property preservation services, partially offset by the March 31, 2015 termination of the Data Access Agreement. Our margins can vary substantially depending upon service revenue mix.
Selling, General and Administrative Expenses
SG&A expenses consisted of the following for the years ended December 31:

(in thousands)	2017	% Increase (decrease)	2016	% Increase (decrease)	2015

Compensation and benefits	$23,089	5	$22,087	52	$14,511
Professional services	8,101	(31)	11,771	(14)	13,761
Occupancy related costs	23,275	12	20,737	(3)	21,316
Amortization of intangible assets	32,715	(27)	44,597	15	38,624
Depreciation and amortization	3,814	(5)	4,030	21	3,328
Marketing costs	8,925	(19)	10,980	(49)	21,545
Other	14,296	96	7,306	(62)	19,249

Selling, general and administrative expenses	$114,215	(6)	$121,508	(8)	$132,334
SG&A for the year ended December 31, 2017 of $114.2 million decreased by 6% compared to the year ended December 31, 2016. The decrease in SG&A was primarily driven by lower amortization of intangible assets, as a result of an increase in total projected revenue to be generated by the Homeward and ResCap portfolios over the lives of these portfolios (revenue-based amortization). In addition, legal costs in professional services were lower in connection with the resolution of, and reduction in activities related to, several litigation and regulatory matters. The decrease in SG&A was partially offset by a $3.0 million favorable loss accrual adjustment in Other in 2016 and higher bad debt expense in 2017.
SG&A for the year ended December 31, 2016 of $121.5 million decreased by 8% compared to the year ended December 31, 2015 primarily driven by a decrease in other SG&A and higher marketing costs in 2015, partially offset by increases in compensation and benefits and amortization of intangible assets. The decrease in other SG&A was primarily due to a favorable loss accrual adjustment during the first quarter of 2016 that was accrued in the fourth quarter of 2015, when Altisource recorded an estimated loss in connection with an anticipated payment to Ocwen for obtaining a release of liability for Altisource related to Ocwen’s settlement of a particular case, and lower bad debt expense from improved collections. The decrease in marketing costs in 2016 was primarily due to higher spending in 2015 to drive increased Hubzu website traffic and volumes. These decreases were partially offset by higher compensation and benefits due to growth of the sales and marketing organizations to support our revenue and customer diversification initiatives and higher headcount to support certain of our growth initiatives and an increase in amortization of intangible assets due to higher revenues from the Homeward and ResCap portfolios compared to projections (revenue-based amortization).
Other Operating Expenses
Other operating expenses include impairment losses and changes in the fair value of the Equator Earn Out.
Other operating expenses consist of the following for the years ended December 31:

(in thousands)	2017	% Increase (decrease)	2016	% Increase (decrease)	2015

Impairment losses	$—	—	$—	(100)	$64,146
Change in the fair value of Equator Earn Out	—	—	—	(100)	(7,591)

Other operating expenses	$—	—	$—	(100)	$56,555
Other operating expenses in 2015 included non-cash impairment losses of $64.1 million, partially offset by a gain on the change in fair value of the Equator Earn Out of $7.6 million. The impairment loss was primarily driven by the Company’s projected technology revenue from Ocwen and investment in technologies provided to Ocwen. The liability for contingent consideration related to the acquisition of Equator was reflected at fair value and adjusted each reporting period with the change in fair value recognized in earnings. In 2015, we reached an agreement with the former owners of Equator to extinguish any liability for the Equator Earn Out. In connection with this settlement, we reduced the liability for the Equator Earn Out to $0 and recognized a $7.6 million increase in earnings.
Income from Operations
Income from operations decreased to $134.0 million, representing 18% of service revenue, for the year ended December 31, 2017 compared to $159.3 million, representing 21% of service revenue, for the year ended December 31, 2016. Income from operations increased to $159.3 million, representing 21% of service revenue, for the year ended December 31, 2016 compared to $143.6 million, representing 18% of service revenue, for the year ended December 31, 2015. Operating income as a percentage of service revenue decreased in 2017 compared to 2016, primarily as a result of lower gross profit margins from revenue mix changes, partially offset by lower SG&A, as discussed above. Operating income as a percentage of service revenue increased in 2016 compared to 2015, primarily due to the other operating expenses recorded in 2015 and lower SG&A, partially offset by lower gross profit margins from revenue mix changes, as discussed above.
Because the Mortgage Market is our largest and highest margin segment and Ocwen is our largest customer in this segment, declines in service revenue from Ocwen and the changes in mix of revenue from Ocwen have had a negative impact on our operating income.

Real Estate Market
Revenue
Revenue by business unit was as follows for the years ended December 31:

(in thousands)	2017	% Increase (decrease)	2016	% Increase (decrease)	2015

Service revenue:
Consumer Real Estate Solutions	$4,713	326	$1,106	(55)	$2,462
Real Estate Investor Solutions	82,108	(2)	83,699	88	44,501
Total service revenue	86,821	2	84,805	81	46,963

Reimbursable expenses:
Real Estate Investor Solutions	2,966	66	1,785	(75)	7,236
Total reimbursable expenses	2,966	66	1,785	(75)	7,236

Total revenue	$89,787	4	$86,590	60	$54,199
We recognized service revenue of $86.8 million for the year ended December 31, 2017, a 2% increase compared to the year ended December 31, 2016. The increase in service revenue was primarily due to growth in the Consumer Real Estate Solutions business from higher transaction volumes. Significant growth in home sales revenue in our buy-renovate-lease-sell program in the Real Estate Investor Solutions business, which began operations in the second half of 2016, was largely offset by RESI’s lower property preservation referrals and REO sales in the Real Estate Investor Solutions business as RESI continues its transition from buying non-performing loans to directly acquiring rental homes.
We recognized service revenue of $84.8 million for the year ended December 31, 2016, an 81% increase compared to the year ended December 31, 2015. The increase in service revenue was primarily due to growth in the percentage of RESI homes sold through auction on Hubzu, increased volumes of higher value RESI property preservation referrals and increased property management fees from the RESI portfolio.
Certain of our Real Estate Market businesses are impacted by seasonality. Revenues from property sales and certain property preservation services are generally lowest during the fall and winter months and highest during the spring and summer months.
Cost of Revenue and Gross Profit (Loss)
Cost of revenue consisted of the following for the years ended December 31:

(in thousands)	2017	% Increase (decrease)	2016	% Increase (decrease)	2015

Compensation and benefits	$35,642	20	$29,625	161	$11,334
Outside fees and services	26,642	2	26,167	42	18,460
Cost of real estate sold	24,398	N/M	1,040	N/M	—
Reimbursable expenses	2,966	66	1,785	(75)	7,236
Technology and telecommunications	5,812	12	5,208	330	1,212
Depreciation and amortization	1,507	103	741	148	299

Cost of revenue	$96,967	50	$64,566	68	$38,541
N/M — not meaningful.
Cost of revenue for the year ended December 31, 2017 of $97.0 million increased by 50% compared to the year ended December 31, 2016. The increase in cost of revenue was primarily due to growth in the buy-renovate-lease-sell business in the Real Estate Investor Solutions business. Compensation and benefits increased in the Consumer Real Estate Solutions business to support growth of this business, partially offset by lower compensation and benefits in the Real Estate Investor Solutions business as this business transitions from supporting non-performing loans and REO to supporting real estate investors through our buy-renovate-lease-sell business and other rental and renovation services.

Cost of revenue for the year ended December 31, 2016 of $64.6 million increased by 68% compared to the year ended December 31, 2015, primarily due to increases in compensation and benefits and outside fees and services. Compensation and benefits increased from our investments to support service revenue growth, as discussed above, and certain of our growth initiatives. Higher outside fees and services were driven by increased volumes of higher value RESI property preservation referrals.
Gross profit decreased to a loss of $7.2 million, representing (8)% of service revenue, for the year ended December 31, 2017 compared to gross profit of $22.0 million, representing 26% of service revenue, for the year ended December 31, 2016. Gross profit increased to $22.0 million, representing 26% of service revenue, for the year ended December 31, 2016 compared to $15.7 million, representing 33% of service revenue, for the year ended December 31, 2015. The declines in 2017 were primarily the result of revenue mix from growth of the lower margin buy-renovate-lease-sell program and lower brokerage commissions from fewer higher margin REO sales. Gross profit as a percentage of service revenue declined in 2016, primarily due to increased volumes of lower margin property preservation services and higher compensation and benefits, partially offset by increased volumes of higher margin RESI homes sold through auction on Hubzu. Our margins can vary substantially depending upon service revenue mix.
Selling, General and Administrative Expenses
SG&A expenses consisted of the following for the years ended December 31:

(in thousands)	2017	% Increase (decrease)	2016	% Increase (decrease)	2015

Compensation and benefits	$3,387	79	$1,890	112	$891
Professional services	1,073	(37)	1,694	161	648
Occupancy related costs	3,043	34	2,278	83	1,246
Amortization of intangible assets	843	(14)	976	N/M	147
Depreciation and amortization	727	59	456	168	170
Marketing costs	7,020	(57)	16,424	N/M	3,423
Other	2,625	N/M	(427)	(143)	989

Selling, general and administrative expenses	$18,718	(20)	$23,291	210	$7,514
N/M — not meaningful.
SG&A for the year ended December 31, 2017 of $18.7 million decreased by 20% compared to the year ended December 31, 2016. The decrease in SG&A was primarily the result of lower marketing costs as a result of initial non-recurring Owners.com market launch costs incurred in 2016 and the reduction in Owners.com recurring marketing spend as the business unit focuses on improving the lead to closing conversion rate. This decrease was partially offset by an increase in other SG&A, primarily due to a prior year favorable expense adjustment related to the Owners earn out.
SG&A for the year ended December 31, 2016 of $23.3 million increased by 210% compared to the year ended December 31, 2015, primarily due to higher marketing costs, related primarily to Owners.com, as we launched our buy side brokerage marketing campaign in 2016, partially offset by the Owners earn out adjustment in 2016 discussed above.
Income (Loss) from Operations
Income from operations decreased to a loss from operations of $25.9 million, representing (30)% of service revenue, for the year ended December 31, 2017 compared to a loss from operations of $1.3 million, representing (1)% of service revenue, for the year ended December 31, 2016 and income from operations of $8.1 million, representing 17% of service revenue, for the year ended December 31, 2015. Operating income (loss) as a percentage of service revenue declined in 2017 compared to 2016, primarily as a result of lower gross margins, partially offset by lower SG&A, as discussed above. Operating income (loss) as a percentage of service revenue declined in 2016 compared to 2015, primarily due to lower gross margins and higher SG&A, as discussed above.

Other Businesses, Corporate and Eliminations
Revenue
Revenue by business unit was as follows for the years ended December 31:

(in thousands)	2017	% Increase (decrease)	2016	% Increase (decrease)	2015

Service revenue:
Customer relationship management	$28,469	(23)	$36,977	(26)	$50,294
Asset recovery management	23,782	(1)	24,114	23	19,585
IT infrastructure services	6,431	(71)	22,189	(47)	42,094
Total service revenue	58,682	(30)	83,280	(26)	111,973

Reimbursable expenses:
Asset recovery management	60	(45)	109	(9)	120
Total reimbursable expenses	60	(45)	109	(9)	120

Total revenue	$58,742	(30)	$83,389	(26)	$112,093
We recognized service revenue of $58.7 million for the year ended December 31, 2017, a 30% decrease compared to the year ended December 31, 2016. The decrease in service revenue was primarily due to a decline in IT infrastructure services, which are typically billed on a cost plus basis, as beginning in the fourth quarter of 2015 and continuing through 2017, we transitioned resources supporting Ocwen’s technology infrastructure from Altisource to Ocwen. The decrease in the customer relationship management service revenue was primarily due to severed client relationships with certain non-profitable clients and a reduction in volume from the transition of services from one customer to another.
We recognized service revenue of $83.3 million for the year ended December 31, 2016, a 26% decrease compared to the year ended December 31, 2015. The decrease in service revenue was primarily due to lower customer relationship management service revenue and the decline in IT infrastructure services for the same reasons as described above.
Certain of our other businesses are impacted by seasonality. Revenue in the asset recovery management business tends to be higher in the first quarter, as borrowers may utilize tax refunds and bonuses to pay debts, and generally declines throughout the remainder of the year.
Cost of Revenue and Gross Profit
Cost of revenue consisted of the following for the years ended December 31:

(in thousands)	2017	% Increase (decrease)	2016	% Increase (decrease)	2015

Compensation and benefits	$41,475	(28)	$57,698	(21)	$73,414
Outside fees and services	3,284	16	2,825	11	2,537
Reimbursable expenses	60	(45)	109	(9)	120
Technology and telecommunications	6,061	(33)	9,070	(6)	9,694
Depreciation and amortization	6,511	(30)	9,237	(11)	10,345

Cost of revenue	$57,391	(27)	$78,939	(18)	$96,110
Cost of revenue for the year ended December 31, 2017 of $57.4 million decreased by 27% compared to the year ended December 31, 2016. In addition, cost of revenue for the year ended December 31, 2016 of $78.9 million decreased by 18% compared to the year ended December 31, 2015. The decreases in cost of revenue were primarily due to a decrease in compensation and benefits associated with the transition of resources supporting Ocwen’s technology infrastructure to Ocwen and lower headcount levels in our customer relationship management business consistent with the decline in revenue, as discussed in the revenue section above.
Gross profit was $1.4 million, representing 2% of service revenue, for the year ended December 31, 2017 compared to $4.5 million, representing 5% of service revenue, for the year ended December 31, 2016 and $16.0 million, representing 14% of service revenue, for the year ended December 31, 2015. Gross profit as a percentage of service revenue decreased in 2017 and 2016, primarily due to the decreases in IT infrastructure and customer relationship management revenue, largely offset by a reduction in compensation and benefits. However, we were not able to reduce costs at the same rate as revenue declined.
Selling, General and Administrative Expenses
SG&A in Other Businesses, Corporate and Eliminations include SG&A expenses of the customer relationship management, asset recovery management and IT infrastructure services businesses. It also includes costs related to corporate support functions not allocated to the Mortgage Market and Real Estate Market segments.
Other Businesses, Corporate and Eliminations also include eliminations of transactions between the reportable segments.
SG&A expenses consisted of the following for the years ended December 31:

(in thousands)	2017	% Increase (decrease)	2016	% Increase (decrease)	2015

Compensation and benefits	$31,681	—	$31,600	(20)	$39,495
Professional services	4,247	(57)	9,819	12	8,774
Occupancy related costs	10,053	(30)	14,355	(17)	17,355
Amortization of intangible assets	1,809	(10)	2,003	(15)	2,364
Depreciation and amortization	4,637	(16)	5,515	(12)	6,283
Marketing costs	226	(49)	443	(82)	2,531
Other	7,056	26	5,621	33	4,218

Selling, general and administrative expenses	$59,709	(14)	$69,356	(14)	$81,020
SG&A for the year ended December 31, 2017 of $59.7 million decreased by 14% compared to the year ended December 31, 2016. The decrease in SG&A was primarily due to lower legal costs in professional services in connection with the resolution of, and reduction in activities related to, several legal and regulatory matters and lower occupancy costs driven by subleasing certain office facilities, partially offset by unfavorable loss accrual adjustments of $2.7 million related to facility closures and litigation related costs in other SG&A in the first half of 2017.
SG&A for the year ended December 31, 2016 of $69.4 million decreased by 14% compared to the year ended December 31, 2015, primarily due to lower compensation and benefits driven by the implementation of cost savings initiatives in 2015 and lower occupancy related costs, primarily due to office facility relocations and consolidations in 2015 and 2016.
Other Operating Expenses
Other operating expenses include the litigation settlement loss, net of insurance recovery, of $28.0 million for the year ended December 31, 2016 and impairment losses of $7.6 million for the year ended December 31, 2015 (no comparative amounts in 2017).
For the year ended December 31, 2016, other operating expenses included a litigation settlement loss, which consists of a legal settlement accrual of $28.0 million, net of a $4.0 million insurance recovery. The litigation settlement loss related to the agreed settlement of the putative class action litigation designated In re: Altisource Portfolio Solutions, S.A. Securities Litigation in the United States District Court for the Southern District of Florida. Altisource Portfolio Solutions S.A. and the officer and director defendants denied all claims of wrongdoing or liability. The settlement loss was recorded in 2016 and paid in 2017. For the year ended December 31, 2015, other operating expenses included non-cash impairment losses of $7.6 million, primarily driven by the Company’s projected technology revenue from Ocwen and investment in technologies provided to Ocwen.
Loss from Operations
Loss from operations decreased to $58.4 million for the year ended December 31, 2017 compared to loss from operations of $92.9 million for the year ended December 31, 2016 and $72.7 million for the year ended December 31, 2015. The loss from operations decreased in 2017 compared to 2016, primarily as a result of the 2016 litigation settlement loss, net of $28.0 million and lower SG&A, as discussed above. The loss from operations increased in 2016 compared to 2015, primarily due to the 2016 litigation settlement loss, net of $28.0 million and lower gross profit in 2016, partially offset by lower SG&A in 2016, as discussed above.
Other Expenses, Net
Other income (expense), net principally includes interest expense and other non-operating gains and losses. Other income (expense), net was $(14.4) million, $(20.9) million and $(26.6) million for the years ended December 31, 2017, 2016 and 2015, respectively.

The decrease in other income (expense), net in 2017 was primarily due to lower interest expense and higher other income. Interest expense was $(22.3) million in 2017 compared to $(24.4) million in 2016, driven by the repurchase of portions of our senior secured term loan, partially offset by an increase in the senior secured term loan interest rate from 4.50% as of December 31, 2016 to 5.07% as of December 31, 2017. During 2017, we repurchased portions of our senior secured term loan with an aggregate par value of $60.1 million at a weighted average discount of 10.7%, recognizing a net gain of $5.6 million on the early extinguishment of debt in other income. During 2016, we repurchased portions of our senior secured term loan with an aggregate par value of $51.0 million at a weighted average discount of 13.2%, recognizing a net gain of $5.5 million on the early extinguishment of debt in other income. Also, during 2017 and 2016, we earned dividends of $2.5 million and $2.3 million, respectively, related to our investment in RESI and in 2016 we incurred expenses of $(3.4) million related to this investment (no comparative amount in 2017).
The decrease in other income (expense), net in 2016 was primarily due to lower interest expense and higher other income. Interest expense was $(24.4) million in 2016 compared to $(28.2) million in 2015, driven by the repurchase of portions of our senior secured term loan. During 2016, we repurchased portions of our senior secured term loan with an aggregate par value of $51.0 million at a weighted average discount of 13.2%, recognizing a net gain of $5.5 million on the early extinguishment of debt in other income. During 2015, we repurchased portions of our senior secured term loan with an aggregate par value of $49.0 million at a weighted average discount of 10.3%, recognizing a net gain of $3.8 million on the early extinguishment of debt in other income. Also, during 2016, we earned dividends of $2.3 million and incurred expenses of $(3.4) million related to our investment in RESI (no comparative amounts in 2015). During March 2015, we purchased 1.6 million shares of HLSS common stock in the open market for $30.0 million. During 2015, we received liquidating dividends and other dividends from HLSS totaling $20.4 million and sold all of our 1.6 million shares of HLSS common stock in the open market for $7.7 million. As a result of these transactions, we recognized a net loss of $1.9 million for the year ended December 31, 2015 in connection with our investment in HLSS (no comparative amount in 2016).
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
For the year ended December 31, 2017, we used $59.8 million to repay and repurchase portions of the senior secured term loan and $39.0 million to repurchase shares of our common stock. In 2016, we used $50.7 million to repay and repurchase portions of the senior secured term loan, $48.2 million to purchase available for sale securities and $37.7 million to repurchase shares of our common stock. In 2015, we used $50.4 million to repay and repurchase portions of the senior secured term loan and $58.9 million to repurchase shares of our common stock.
Senior Secured Term Loan
On November 27, 2012, Altisource Solutions S.à r.l., a wholly-owned subsidiary of Altisource Portfolio Solutions S.A., entered into a senior secured term loan agreement with Bank of America, N.A., as administrative agent, and certain lenders. Altisource Portfolio Solutions S.A. and certain subsidiaries are guarantors of the term loan. We subsequently entered into four amendments to the senior secured term loan agreement to, among other changes, increase the principal amount of the senior secured term loan, re-establish the $200.0 million incremental term loan facility accordion, lower the interest rate, extend the maturity date by approximately one year, increase the maximum amount of Restricted Junior Payments (as defined in the senior secured term loan agreement; other capitalized terms, unless defined herein, are defined in the senior secured term loan agreement) and certain other changes primarily to facilitate an internal restructuring of the Company’s subsidiaries, as described below. The lenders of the senior secured term loan, as amended, have no obligation to provide any such additional debt under the accordion provision. As of December 31, 2017, $413.6 million was outstanding under the senior secured term loan agreement, as amended, compared to $479.7 million as of December 31, 2016.
On December 1, 2017, Altisource Solutions S.à r.l and Altisource Holdings S.à r.l. entered into the fourth amendment to the senior secured term loan (the “Fourth Amendment”) that modifies the senior secured term loan agreement to add Altisource Holdings S.à r.l. (then a guarantor under the senior secured term loan) as a borrower in anticipation of an internal restructuring of Altisource, whereby Altisource Solutions S.à r.l. would merge with and into Altisource Holdings S.à r.l. and Altisource Holdings S.à r.l. would be automatically substituted in all of the rights and obligations of Altisource Solutions S.à r.l. This merger occurred effective December 27, 2017 and Altisource Holdings S.à r.l. (renamed Altisource S.à r.l.) became the sole borrower. The merger is part of a larger subsidiary restructuring plan designed to simplify the Company’s corporate structure, allow it to operate more efficiently and reduce administrative costs. The merger did not result in any changes to the collateral securing the senior secured term loan. The Fourth Amendment also, among other changes, broadens the mechanisms by which Altisource can purchase or otherwise acquire portions of the senior secured term loan by permitting Altisource to purchase portions of its senior secured term loan on a non-pro-rata basis at par or at a discount to par through open market purchases (including through a broker acting on behalf of Altisource) in addition to its existing right to purchase portions of its senior secured term loan through a Dutch auction open to all senior secured term lenders.
The term loan must be repaid in equal consecutive quarterly principal installments of $1.5 million, with the balance due at maturity. All amounts outstanding under the senior secured term loan agreement will become due on the earlier of (i) December 9, 2020, and (ii) the date on which the loans are declared to be due and owing by the administrative agent at the request (or with the consent) of the Required Lenders or as otherwise provided in the senior secured term loan agreement upon the occurrence of any event of default under the senior secured term loan agreement. However, if the leverage ratio exceeds 3.00 to 1.00, as calculated in accordance with the provisions of the senior secured term loan agreement, a percentage of cash flows must be used to repay principal (the percentage increases if the leverage ratio exceeds 3.50 to 1.00). No mandatory prepayments were required during the year ended December 31, 2017. The interest rate as of December 31, 2017 was 5.07%.
During 2017, we repurchased portions of our senior secured term loan with an aggregate par value of $60.1 million at a weighted average discount of 10.7%, recognizing a net gain of $5.6 million on the early extinguishment of debt. During 2016, we repurchased portions of our senior secured term loan with an aggregate par value of $51.0 million at a weighted average discount of 13.2%, recognizing a net gain of $5.5 million on the early extinguishment of debt. During 2015, we repurchased portions of our senior secured term loan with an aggregate par value of $49.0 million at a weighted average discount of 10.3%, recognizing a net gain of $3.8 million on the early extinguishment of debt.
The debt covenants in the senior secured term loan agreement limit, among other things, our ability to incur additional debt, pay dividends and repurchase shares of our common stock. In the event we require additional liquidity, our ability to obtain it may be limited by the senior secured term loan.
Cash Flows
The following table presents our cash flows for the years ended December 31:

(in thousands)	2017	% Increase (decrease)	2016	% Increase (decrease)	2015

Net income adjusted for non-cash items	$93,769	(19)	$115,470	(41)	$195,922
Changes in operating assets and liabilities	(27,687)	(344)	11,348	N/M	(570)
Cash flows from operating activities	66,082	(48)	126,818	(35)	195,352
Cash flows from investing activities	(10,036)	87	(80,223)	(22)	(65,995)
Cash flows from financing activities	(100,334)	(31)	(76,628)	31	(111,391)
Net (decrease) increase in cash and cash equivalents	(44,288)	(47)	(30,033)	(267)	17,966
Cash and cash equivalents at the beginning of the period	149,294	(17)	179,327	11	161,361

Cash and cash equivalents at the end of the period	$105,006	(30)	$149,294	(17)	$179,327

Non-GAAP Financial Measures(1)
Adjusted cash flows from operating activities	$110,462	(21)	$139,843	(28)	$195,352
Adjusted cash flows from operating activities less additions to premises and equipment	99,948	(14)	116,574	(27)	159,164
N/M — not meaningful.
_________________________

(1)	These are non-GAAP measures that are defined and reconciled to the corresponding GAAP measures on pages 29 to 31.
Cash Flows from Operating Activities
Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net income. For the year ended December 31, 2017, we generated cash flows from operating activities of $66.1 million, or approximately $0.07 for every dollar of service revenue, compared to cash flows from operating activities of $126.8 million, or approximately $0.13 for every dollar of service revenue, for the year ended December 31, 2016 and $195.4 million of cash flows from operating activities, or approximately $0.21 per dollar of service revenue, for the year ended December 31, 2015. Cash flows from operating activities during 2017 were impacted by the $28.0 million net payment for the previously accrued litigation settlement and a $16.4 million increase in short-term investments in real estate in connection with our buy-renovate-lease-sell program. Adjusting 2017 cash flows from operating activities for the net litigation settlement payment and the increase in short-term investments in real estate, cash flows from operating activities would have been $110.5 million (see non-GAAP measures defined and reconciled on pages 29 to 31), or approximately $0.12 for every dollar of service revenue. Adjusting 2016 cash flows from operating activities for the increase in short-term investments in real estate, cash flows from operating activities would have been $139.8 million (see non-GAAP measures defined and reconciled on pages 29 to 31), or approximately $0.15 for every dollar of service revenue.
The decrease in cash flows from operating activities during 2017 compared to 2016 was driven by lower net income, the $28.0 million net payment for the litigation settlement, increased short-term investments in real estate and the timing of payments of current liabilities, partially offset by higher collections of accounts receivable, primarily from timing of collections. The decrease in cash flows from operating activities during 2016 compared to 2015 was principally driven by the decrease in net income, partially offset by an improvement in working capital changes in 2016. Changes in working capital were principally driven by higher collections of accounts receivable and the timing of payments of accounts payable and other accrued expenses, partially offset by increased prepaid expenses and other current assets driven by purchases of short-term investments in real estate assets in connection with our buy-renovate-lease-sell program.
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
Cash Flows from Investing Activities
Cash flows from investing activities primarily include additions to premises and equipment, acquisitions of businesses and purchases and sales of available for sale securities. Cash flows from investing activities were $(10.0) million, $(80.2) million and $(66.0) million for the years ended December 31, 2017, 2016 and 2015, respectively.
We used $10.5 million, $23.3 million and $36.2 million for the years ended December 31, 2017, 2016 and 2015, respectively, for additions to premises and equipment primarily related to investments in the development of certain software applications, IT infrastructure and facility build-outs. The decreases in additions to premises and equipment in 2017 and 2016 primarily related to the completion of several software development projects and facility build-outs and relocations in 2016 and 2015.
During the year ended December 31, 2016, we purchased 4.1 million shares of RESI common stock for $48.2 million including brokers’ commissions. During 2015, we purchased 1.6 million shares of HLSS common stock in the open market for $30.0 million. Also during 2015, we received liquidating dividends and other dividends from HLSS totaling $20.4 million and we sold all of our 1.6 million shares of HLSS common stock in the open market for $7.7 million. There were no comparative amounts in 2017.
On July 29, 2016, we acquired Granite for $9.5 million. On October 9, 2015, we acquired RentRange and Investability for $24.8 million. The purchase price was composed of $17.5 million in cash and $7.3 million of restricted common stock of the Company. On July 17, 2015, we acquired CastleLine for $33.4 million. This was composed of $11.2 million of cash at closing, excluding cash balances acquired of $1.1 million. Additionally, the acquisition included $10.5 million of cash that is payable over four years from the acquisition date and $14.4 million of restricted common stock of the Company. Of the cash payable following acquisition, $3.8 million is contingent on certain future employment conditions of certain of the sellers, and therefore excluded from the purchase price. There were no comparative amounts in 2017.
Cash Flows from Financing Activities
Cash flows from financing activities primarily include activities associated with repayments and repurchases of long-term debt, proceeds from stock option exercises, the excess tax benefit on the exercise of stock options, the purchase of treasury shares, distributions to non-controlling interests and payments to satisfy employee tax withholding obligations on the issuance of restricted shares. Cash flows from financing activities were $(100.3) million, $(76.6) million and $(111.4) million for the years ended December 31, 2017, 2016 and 2015, respectively.
We used $59.8 million, $50.7 million and $50.4 million to repurchase portions of our senior secured term loan and make scheduled repayments of our senior secured term loan for the years ended December 31, 2017, 2016 and 2015, respectively. We received proceeds from stock option exercises of $2.4 million, $9.6 million and $1.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. During 2016, we recognized an excess tax benefit on the exercise of stock options of $4.8 million (no comparative amounts in 2017 and 2015). We also used $39.0 million, $37.7 million and $58.9 million to repurchase shares of our common stock for the years ended December 31, 2017, 2016 and 2015, respectively. Also, we distributed $2.8 million, $2.6 million and $3.0 million to non-controlling interests for the years ended December 31, 2017, 2016 and 2015, respectively. In addition, during 2017, we made payments of $1.2 million to satisfy employee tax withholding obligations on the issuance of restricted shares (no comparative amounts in 2016 and 2015). These payments were made to tax authorities, at the employees’ direction, to satisfy the employees’ tax obligations rather than issuing a portion of vested restricted shares to employees.
Liquidity Requirements after December 31, 2017
Our primary future liquidity obligations pertain to payments related to prior acquisitions, distributions to Lenders One members and senior secured term loan repayments and interest expense.
On July 17, 2015, we acquired CastleLine. A portion of the purchase consideration totaling $10.5 million is payable to the sellers over four years from the acquisition date, including $3.8 million to be paid to certain of the sellers that is contingent on future employment. As of December 31, 2017, we have paid $8.9 million of the $10.5 million that is payable over four years from the acquisition date and $2.1 million of the $3.8 million purchase consideration that is contingent on future employment.
During the next 12 months, we expect to distribute approximately $3.0 million to the Lenders One members representing non-controlling interests, make mandatory repayments of $5.9 million of the senior secured term loan and pay $19.9 million of interest expense under the senior secured term loan agreement.
We believe that our existing cash and cash equivalents balances and our anticipated cash flows from operations will be sufficient to meet our liquidity needs, including to fund additions to premises and equipment and required debt and interest payments, for the next 12 months.
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
Mortgage Market segment: We recognize revenue for the majority of the services we provide when the services have been performed. For certain default management services, we recognize revenue over the period during which we perform the related services, with full recognition upon recording the related foreclosure deed. A significant area of judgment includes the period over which we recognize certain default management services revenue. For disbursement processing services, we recognize revenue over the period during which we perform the processing services with full recognition upon completion of the disbursements. We record revenue associated with fees earned on real estate sales, other than our sales of short-term investments in real estate (see Real Estate Market segment below), on a net basis as we perform services as an agent without assuming the risks and rewards of ownership of the asset and the commission earned on the sale is a fixed percentage. We generally earn our fees for collections on charged-off mortgages on behalf of our clients and recognize revenue following collection from the debtors. We also earn fees for packaging and selling charged-off mortgages and recognize revenue after the sale of the notes and once the risks and rewards of the mortgage notes are transferred to the purchasers. For certain of our servicer technologies software services other than Equator and Mortgage Builder software applications (see below), we charge fees based on the number of loans on the system or on a per-transaction basis. We record transactional revenue when the service is provided and other revenue monthly based on the number of loans processed or services provided. In addition, we charge fees for professional services engagements, which consist primarily of time and materials agreements with customers that are generally billed and recognized as the hours are worked. Reimbursable expenses revenue is included in revenue with an equal amount recorded in cost of revenue primarily related to our property preservation and inspection services, real estate sales and our default management services. These amounts are recognized on a gross basis, principally because generally we have complete control over selection of vendors and the vendor relationship is with us, rather than with our customers.
For Equator software applications, we recognize revenue from arrangements with multiple deliverables in accordance with ASC Subtopic 605-25, Revenue Recognition: Multiple-Element Arrangements (“ASC 605-25”), and SEC Staff Accounting Bulletin Topic 13, Revenue Recognition (“SAB Topic 13”). ASC 605-25 and SAB Topic 13 require each deliverable within a multiple-deliverable revenue arrangement to be accounted for as a separate unit if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the seller’s control. Deliverables not meeting the criteria for accounting treatment as a separate unit are combined with a deliverable that meets that criterion. We derive revenue from platform services fees, professional services fees and other services. We do not begin to recognize revenue for platform services fees until these fees become billable, as the services fees are not fixed and determinable until such time. Platform services fees are recognized ratably over the shorter of the term of the contract with the customer or the minimum cancellation period. Professional services fees consist primarily of configuration services related to customizing the platform for individual customers and are generally billed as the hours are worked. Due to the essential and specialized nature of the configuration and development services, these services do not qualify as separate units of accounting separate from the platform services as the delivered services do not have value to the customer on a standalone basis. Therefore, the related fees are recorded as deferred revenue until the project configuration is complete and then recognized ratably over the longer of the term of the agreement or the estimated expected customer life. Other services consist primarily of training, including agent certification, and consulting services. These services are generally sold separately and are recognized as revenue as the services are performed and earned.
For Mortgage Builder software applications, we recognize subscription revenues ratably over the contract term, beginning on the commencement date of each contract. Revenues for usage-based transactions are generally recognized as the usage occurs, as that is the point when the fee becomes fixed or determinable. We generally invoice customers on a monthly basis.
Real Estate Market segment: We recognize revenue for the majority of the services we provide when the services have been performed. We record revenue associated with fees earned on real estate sales, other than our sales of short-term investments in real estate, on a net basis as we perform services as an agent without assuming the risks and rewards of ownership of the asset and the commission earned on the sale is a fixed percentage. For sales of short-term investments in real estate, we record revenue in the amount of the selling price of the property upon the sale of the property. Reimbursable expenses revenue is included in revenue with an equal offsetting expense included in cost of revenue primarily related to our real estate sales. These amounts are recognized on a gross basis, principally because we have complete control over selection of vendors and the vendor relationship is with us, rather than with our customers.
Other Businesses, Corporate and Eliminations segment: We generally earn our fees for asset recovery management services as a percentage of the amount we collect on delinquent consumer receivables and recognize revenue following collection from the debtors. In addition, we provide customer relationship management services for which we typically earn and recognize revenue on a per-person, per-call or per-minute basis as the related services are performed. For the IT infrastructure services we provide to Ocwen, RESI and AAMC, we charge for these services primarily based on the number of employees that are using the applicable systems, fixed fees and the number and type of licensed platforms used by Ocwen, RESI and AAMC. We record revenue associated with implementation services upon completion and maintenance ratably over the related service period.
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
During our fourth quarter 2015 annual goodwill assessment, we elected to bypass the initial analysis of qualitative factors and perform a quantitative two-step goodwill impairment test of all of our reporting units as a result of the goodwill impairment recorded in 2014. We calculated the fair value of each of our reporting units by using a discounted cash flow analysis and concluded that the technology businesses in the Mortgage Market segment were less than their carrying values. Accordingly, we performed step two of the impairment test for the technology businesses in the Mortgage Market segment (see Item 1 of Part I, “Reportable Segments,” for additional information regarding our changes in reportable segments effective January 1, 2017) and determined that the remaining $55.7 million of goodwill of the technology business was impaired. As a result, we recorded a $55.7 million impairment loss in the fourth quarter of 2015. This goodwill impairment was primarily driven by the Company’s projected technology revenue from Ocwen and investment in technologies provided to Ocwen. There were no additional goodwill impairments as of December 31, 2015. Based on our fourth quarter 2017 and 2016 goodwill assessments, we concluded that there were no impairments of goodwill as of December 31, 2017 and 2016.
Identifiable Intangible Assets
Identified intangible assets consist primarily of customer related intangible assets, operating agreements, trade names and trademarks and other intangible assets. We perform tests for impairment if conditions exist that indicate the carrying value may not be recoverable. When facts and circumstances indicate that the carrying value of intangible assets determined to have definite lives may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of cash flows of discrete intangible assets generally consistent with models utilized for internal planning purposes. If the sum of the undiscounted expected future cash flows is less than the carrying value, we would recognize an impairment to the extent the carrying amount exceeds fair value. In the fourth quarter of 2015, we recorded a non-cash impairment loss of $11.9 million in our Mortgage Market segment and Other Businesses, Corporate and Eliminations (see Item 1 of Part I, “Reportable Segments,” for additional information regarding our changes in reportable segments effective January 1, 2017), related to customer relationship intangible assets from the 2013 Homeward and ResCap fee-based business acquisitions. These impairments of intangible assets were primarily driven by the Company’s projected former technology revenue from Ocwen and investment in technologies provided to Ocwen. There were no impairments of intangible assets for the years ended December 31, 2017 and 2016.
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
Accounting for Income Taxes
We record our income taxes in accordance with ASC Topic 740, Income Taxes. We are subject to income taxes principally in Luxembourg, the United States and India. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and estimates, including projected income by taxing jurisdiction, for which the ultimate tax determination may vary from year to year. For example, our effective tax rates could be adversely affected by lower than anticipated earnings in countries where we have lower effective tax rates and higher than anticipated earnings in countries where we have higher effective tax rates, by changes in currency exchange rates or by changes in the relevant tax rate, accounting and other laws, regulations, principles and interpretations. We are subject to audits in various taxing jurisdictions, and such jurisdictions may assess additional income tax during an examination. Although we believe our recorded tax liabilities are sufficient to support our future tax liabilities, the final determination of tax audits and any related litigation could differ from the balances we have accrued.

Recently Adopted and Future Adoption of New Accounting Pronouncements
See Note 2 to the consolidated financial statements for a discussion of the recent adoption of a new accounting pronouncements and the future adoption of new accounting pronouncements.
OTHER MATTERS
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of escrow and trust arrangements and operating leases.
We hold customers’ assets in escrow and trust accounts at various financial institutions pending completion of certain real estate activities. We also hold cash in trust accounts at various financial institutions where contractual obligations mandate maintaining dedicated bank accounts for our collections business. These amounts are held in escrow and trust accounts for limited periods of time and are not included in the accompanying consolidated balance sheets. Amounts held in escrow and trust accounts were $35.1 million and $64.1 million at December 31, 2017 and 2016, respectively.
Contractual Obligations, Commitments and Contingencies
Our long-term contractual obligations generally include our long-term debt and operating lease payments on certain of our premises and equipment. The following table sets forth information relating to our contractual obligations as of December 31, 2017:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Non-cancelable operating lease obligations	$53,790	$19,833	$24,234	$9,493	$230
Long-term debt	413,581	5,945	407,636	—	—
Contractual interest payments(1)	57,824	19,937	37,887	—	—

Total	$525,195	$45,715	$469,757	$9,493	$230
______________________________________

(1)	Represents estimated future interest payments on our senior secured term loan based on applicable interest rates as of December 31, 2017.
For further information, see Notes 13 and 23 to the consolidated financial statements.
Customer Concentration
Revenue from Ocwen primarily consists of revenue earned from the loans serviced by Ocwen when Ocwen designates us as the service provider and revenue earned directly from Ocwen. We record revenue we earn from Ocwen under the Ocwen Service Agreements. For the years ended December 31, 2017, 2016 and 2015, we generated revenue from Ocwen of $542.0 million, $561.9 million and $631.6 million, respectively. Revenue from Ocwen as a percentage of segment and consolidated revenue was as follows for the years ended December 31:

	2017	2016	2015

Mortgage Market	67%	65%	66%
Real Estate Market	1%	—%	9%
Other Businesses, Corporate and Eliminations	11%	27%	37%
Consolidated revenue	58%	56%	60%
We earn additional revenue related to the portfolios serviced by Ocwen when a party other than Ocwen or the MSR owner selects Altisource as the service provider. For the years ended December 31, 2017, 2016 and 2015, we recognized revenue of $148.5 million, $188.0 million and $216.9 million, respectively, related to the portfolios serviced by Ocwen when a party other than Ocwen or the MSR owner selected Altisource as the service provider. These amounts are not included in deriving revenue from Ocwen as a percentage of revenue in the table above.
As of June 30, 2017, we estimate that NRZ owned certain economic rights in, but not legal title to, approximately 78% of the Subject MSRs. In July 2017, Ocwen and NRZ entered into agreements to convert NRZ’s economic rights to the Subject MSRs into fully-owned MSRs in exchange for payments from NRZ to Ocwen when such MSRs were transferred. The transfers are subject to certain third party consents. Ocwen disclosed that under these agreements, Ocwen would subservice the transferred Subject MSRs for an initial term of five years, and the agreements provided for the conversion of the existing arrangements into a more traditional subservicing arrangement.
In January 2018, Ocwen disclosed that it and NRZ entered into new agreements to accelerate the implementation of certain parts of their July 2017 arrangement in order to achieve the intent of the July 2017 agreements sooner while Ocwen continues the process of obtaining the third party consents necessary to transfer the Subject MSRs to NRZ.
On August 28, 2017, Altisource, through its licensed subsidiaries, entered into the Brokerage Agreement with NRZ which extends through August 2025. Under this agreement and related amendments, Altisource remains the exclusive provider of brokerage services for REO associated with the Subject MSRs when Ocwen transfers such MSRs to NRZ or when NRZ acquires both an additional economic interest in such MSRs and the right to designate the broker for REO properties in such portfolios. The Brokerage Agreement provides that Altisource is the exclusive provider of brokerage services for REO associated with the Subject MSRs, irrespective of the sub-servicer. NRZ’s brokerage subsidiary will receive a cooperative brokerage commission on the sale of certain REO properties from these portfolios subject to certain exceptions.
On August 28, 2017, Altisource and NRZ also entered into the Services LOI to enter into a Services Agreement, setting forth the terms pursuant to which Altisource would remain the exclusive service provider of fee-based services for the Subject MSRs through August 2025. The Services LOI was amended to continue through February 28, 2018 (with a further automatic extension through March 31, 2018 provided that the parties continue to negotiate the Services Agreement in good faith).
The Brokerage Agreement can be terminated by Altisource if the Services Agreement is not signed between Altisource and NRZ during the term of the Services LOI. The Brokerage Agreement may otherwise only be terminated upon the occurrence of certain specified events. Termination events include, but are not limited to, a breach of the terms of the Brokerage Agreement (including, without limitation, the failure to meet performance standards and non-compliance with law in a material respect), the failure to maintain licenses which failure materially prevents performance of the contract, regulatory allegations of non-compliance resulting in an adversarial proceeding against NRZ, voluntary or involuntary bankruptcy, appointment of a receiver, disclosure in a Form 10-K or Form 10-Q that there is significant uncertainty about Altisource’s ability to continue as a going concern, failure to maintain a specified level of cash and an unapproved change of control.
Following the execution of the Services Agreement, we anticipate that revenue from NRZ would increase and revenue from Ocwen would decrease. As Subject MSRs continue to transfer from Ocwen to NRZ, we anticipate that NRZ will become our largest customer. Had all of the Subject MSRs been transferred to NRZ and the Brokerage Agreement and the Services Agreement with NRZ were in place as of January 1, 2017, we estimate that approximately 50% of our 2017 revenue would have been related to NRZ. There can be no assurance that the parties will reach an agreement with respect to the terms of the Services Agreement or that a Services Agreement will be entered into on a timely basis or at all.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Our financial market risk consists primarily of interest rate and foreign currency exchange rate risk.
Interest Rate Risk
As of December 31, 2017, the interest rate charged on the senior secured term loan was 5.07%. The interest rate is calculated based on the Adjusted Eurodollar Rate (as defined in the senior secured term loan agreement) with a minimum floor of 1.00% plus 3.50%.
Based on the principal amount outstanding at December 31, 2017, a one percentage point increase in the Eurodollar rate would increase our annual interest expense by approximately $4.1 million, based on the December 31, 2017 Adjusted Eurodollar Rate. There would be a $2.3 million decrease in our annual interest expense if there was a one percentage point decrease in the Eurodollar Rate.
Currency Exchange Risk
We are exposed to currency risk from potential changes in currency values of our non-United States dollar denominated expenses, assets, liabilities and cash flows. Our most significant currency exposure relates to the Indian rupee. Based on expenses incurred in Indian rupees during 2017, a one percentage point increase or decrease in value of the Indian rupee in relation to the United States dollar would increase or decrease our annual expenses by approximately $1.1 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Altisource Portfolio Solutions S.A.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Altisource Portfolio Solutions S.A. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income, equity, and cash flows for the years ended December 31, 2017 and 2016, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years ended December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.
We also audited the adjustments to the 2015 consolidated financial statements to retrospectively apply the changes in the composition of reportable segments, as described in Note 24 to the consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2018 expressed an unqualified opinion.
Change in Application of Accounting Principles
As discussed in Note 24 to the consolidated financial statements, the Company changed its application of accounting for the composition of reportable segments in 2017. The change in the composition of reportable segments is accounted for by retrospective application to the consolidated financial statements of all prior periods presented.
Emphasis of Concentration of Revenue and Uncertainties
As discussed in Note 3 to the consolidated financial statements, Ocwen Financial Corporation (“Ocwen”) is the Company’s largest customer. In July 2017, Ocwen and New Residential Investment Corp. (individually, together with one or more of its subsidiaries, or one or more of its subsidiaries individually, “NRZ”) entered agreements to convert NRZ’s economic rights in Ocwen’s non-government-sponsored enterprise mortgage servicing rights (the “Subject MSRs”) into fully-owned mortgage servicing rights of NRZ in exchange for payments from NRZ to Ocwen when such mortgage servicing rights (“MSRs”) were transferred. In January 2018, Ocwen disclosed that it and NRZ entered into new agreements to accelerate the implementation of certain parts of their July 2017 arrangement in order to achieve the intent of the July 2017 agreements sooner while Ocwen continues the process of obtaining the third party consents necessary to transfer the Subject MSRs to NRZ. On August 28, 2017, the Company, through its licenses subsidiaries, entered into a Cooperative Brokerage Agreement, as amended, and related letter agreement (collectively, the “Brokerage Agreement”) and a Letter of Intent (subsequently amended) to enter into a Services Agreement (the “Services LOI”) with NRZ. The Services LOI sets forth the terms pursuant to which the Company would remain the exclusive service provider of fee-based services for the Subject MSRs through August 2025. Note 23 also discusses the potential implications of these uncertainties to the Company including the loss of Ocwen as a customer or the inability to reach an agreement with NRZ in respect to the terms of the Services Agreement with the Company.
Opinion on the Supplemental Information
The schedule listed in the index at Item 15 of the Form 10-K has been subjected to audit procedures performed in conjunction with the audit of the Company’s consolidated financial statements. The schedule listed in the index at Item 15 of the Form 10-K is the responsibility of the Company’s management. Our audit procedures included determining whether the schedule listed in the index at Item 15 of the Form 10-K reconciles to the consolidated financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the schedule listed in the index at Item 15 of the Form 10-K. In forming our opinion on the schedule listed in the index at Item 15 of the Form 10-K, we evaluated whether the schedule listed in the index at Item 15 of the Form 10-K, including its form and content, is presented in conformity with accounting principles generally accepted in the United States of America. In our opinion, the schedule listed in the index at Item 15 of the Form 10-K is fairly stated, in all material respects, in relation to the consolidated financial statements as a whole.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Mayer Hoffman McCann P.C.

We have served as the Company’s auditor since 2016.

February 22, 2018
Clearwater, Florida

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Altisource Portfolio Solutions S.A.:
Opinion on Internal Control Over Financial Reporting
We have audited Altisource Portfolio Solutions S.A. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in 2013 Internal Control - Integrated Framework issued by the COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets and related consolidated statements of operations and comprehensive income, consolidated statement of equity, cash flows and financial statement schedule as of December 31, 2017 and 2016 and for the years ended December 31, 2017 and 2016 of the Company, and our report dated February 22, 2018, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the change in application of accounting principles, and an emphasis of matter paragraph regarding concentration of revenue with Ocwen Financial Corporation (“Ocwen”) and uncertainties faced by Ocwen and the Company’s related negotiations of certain mortgage servicing rights and subservicing with New Residential Investment Corp.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Mayer Hoffman McCann P.C.

February 22, 2018
Clearwater, Florida

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Altisource Portfolio Solutions S.A.:
We have audited, before the effects of the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Note 24 to the consolidated financial statements, the consolidated statements of operations, equity and cash flows of Altisource Portfolio Solutions S.A. and subsidiaries (the “Company”) for the year ended December 31, 2015 (the 2015 consolidated financial statements before the effects of the adjustments discussed in Note 24 of the consolidated financial statements are not presented herein). Our audit of the financial statements referred to above also included the 2015 information contained in the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.
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
In our opinion, such consolidated financial statements referred to above, before the effects of the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Note 24 to the consolidated financial statements, present fairly, in all material respects, the results of operations and cash flows of Altisource Portfolio Solutions S.A. and subsidiaries for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 23 to the consolidated financial statements, Ocwen Financial Corporation (“Ocwen”), the Company’s largest customer, has been and is subject to a number of federal and state regulatory matters and is subject to other challenges and uncertainties that could have significant adverse effects on Ocwen’s business. Note 23 also discusses the potential implications of these uncertainties to the Company including the loss of Ocwen as a customer or a reduction in the number and/volume of services Ocwen purchases from the Company.
We were not engaged to audit, review, or apply any procedures to the retrospective adjustments to the disclosures for a change in the composition of reportable segments, discussed in Note 24 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 15, 2016

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$105,006	$149,294
Available for sale securities	49,153	45,754
Accounts receivable, net	52,740	87,821
Prepaid expenses and other current assets	64,742	42,608
Total current assets	271,641	325,477

Premises and equipment, net	73,273	103,473
Goodwill	86,283	86,283
Intangible assets, net	120,065	155,432
Deferred tax assets, net (Note 21)	303,707	7,292
Other assets	10,195	11,255

Total assets	$865,164	$689,212

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$84,400	$83,135
Accrued litigation settlement (Note 19)	—	32,000
Current portion of long-term debt	5,945	5,945
Deferred revenue	9,802	8,797
Other current liabilities	9,414	19,061
Total current liabilities	109,561	148,938

Long-term debt, less current portion	403,336	467,600
Other non-current liabilities	12,282	10,480

Commitments, contingencies and regulatory matters (Note 23)

Equity:
Common stock ($1.00 par value; 100,000 shares authorized, 25,413 issued and 17,418 outstanding as of December 31, 2017; 25,413 shares authorized and issued and 18,774 outstanding as of December 31, 2016)	25,413	25,413
Additional paid-in capital	112,475	107,288
Retained earnings	626,600	333,786
Accumulated other comprehensive income (loss)	733	(1,745)
Treasury stock, at cost (7,995 shares as of December 31, 2017 and 6,639 shares as of December 31, 2016)	(426,609)	(403,953)
Altisource equity	338,612	60,789

Non-controlling interests	1,373	1,405
Total equity	339,985	62,194

Total liabilities and equity	$865,164	$689,212

See accompanying notes to consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

	For the years ended December 31,
	2017	2016	2015

Revenue	$942,213	$997,303	$1,051,466
Cost of revenue	699,865	690,045	687,327

Gross profit	242,348	307,258	364,139
Selling, general and administrative expenses	192,642	214,155	220,868
Litigation settlement loss, net of $4,000 insurance recovery (Note 19)	—	28,000	—
Impairment losses (Notes 9 and 10)	—	—	71,785
Change in the fair value of Equator Earn Out (Note 19)	—	—	(7,591)
Income from operations	49,706	65,103	79,077
Other income (expense), net:
Interest expense	(22,253)	(24,412)	(28,208)
Other income (expense), net	7,922	3,630	2,191
Total other income (expense), net	(14,331)	(20,782)	(26,017)

Income before income taxes and non-controlling interests	35,375	44,321	53,060
Income tax benefit (provision) (Note 21)	276,256	(12,935)	(8,260)

Net income	311,631	31,386	44,800
Net income attributable to non-controlling interests	(2,740)	(2,693)	(3,202)

Net income attributable to Altisource	$308,891	$28,693	$41,598

Earnings per share:
Basic	$16.99	$1.53	$2.13
Diluted	$16.53	$1.46	$2.02

Weighted average shares outstanding:
Basic	18,183	18,696	19,504
Diluted	18,692	19,612	20,619

Comprehensive income:
Net income	$311,631	$31,386	$44,800
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of income tax benefit (provision) of $(921), $720, $0	2,478	(1,745)	—

Comprehensive income, net of tax	314,109	29,641	44,800
Comprehensive income attributable to non-controlling interests	(2,740)	(2,693)	(3,202)

Comprehensive income attributable to Altisource	$311,369	$26,948	$41,598

See accompanying notes to consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Consolidated Statements of Equity
(in thousands)

	Altisource Equity
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock, at cost	Non-controlling interests	Total
	Shares

Balance, January 1, 2015	25,413	$25,413	$91,509	$367,967	$—	$(444,495)	$1,049	$41,443

Net income	—	—	—	41,598	—	—	3,202	44,800
Distributions to non-controlling interest holders	—	—	—	—	—	—	(2,959)	(2,959)
Share-based compensation expense	—	—	4,812	—	—	—	—	4,812
Exercise of stock option	—	—	—	(8,292)	—	9,682	—	1,390
Issuance of restricted shares for acquisitions	—	—	—	(32,003)	—	53,736	—	21,733
Repurchase of shares	—	—	—	—	—	(58,949)	—	(58,949)

Balance, December 31, 2015	25,413	25,413	96,321	369,270	—	(440,026)	1,292	52,270

Comprehensive income:
Net income	—	—	—	28,693	—	—	2,693	31,386
Other comprehensive loss, net of tax	—	—	—	—	(1,745)	—	—	(1,745)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(2,580)	(2,580)
Share-based compensation expense	—	—	6,188	—	—	—	—	6,188
Excess tax benefit on stock-based compensation	—	—	4,779	—	—	—	—	4,779
Exercise of stock options and issuance of restricted shares	—	—	—	(64,177)	—	73,735	—	9,558
Repurchase of shares	—	—	—	—	—	(37,662)	—	(37,662)

Balance, December 31, 2016	25,413	25,413	107,288	333,786	(1,745)	(403,953)	1,405	62,194

Comprehensive income:
Net income	—	—	—	308,891	—	—	2,740	311,631
Other comprehensive income, net of tax	—	—	—	—	2,478	—	—	2,478
Distributions to non-controlling interest holders	—	—	—	—	—	—	(2,772)	(2,772)
Share-based compensation expense	—	—	4,255	—	—	—	—	4,255
Cumulative effect of an accounting change (Note 2)	—	—	932	(932)	—	—	—	—
Exercise of stock options and issuance of restricted shares	—	—	—	(13,491)	—	15,865	—	2,374
Treasury shares withheld for the payment of tax on restricted share issuances	—	—	—	(1,654)	—	490	—	(1,164)
Repurchase of shares	—	—	—	—	—	(39,011)	—	(39,011)

Balance, December 31, 2017	25,413	$25,413	$112,475	$626,600	$733	$(426,609)	$1,373	$339,985
See accompanying notes to consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Consolidated Statements of Cash Flows
(in thousands)

	For the years ended December 31,
	2017	2016	2015

Cash flows from operating activities:
Net income	$311,631	$31,386	$44,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,447	36,788	36,470
Amortization of intangible assets	35,367	47,576	41,135
Loss on HLSS equity securities and dividends received, net	—	—	1,854
Change in the fair value of acquisition related contingent consideration	24	(3,555)	(7,184)
Impairment losses	—	—	71,785
Share-based compensation expense	4,255	6,188	4,812
Bad debt expense	5,116	1,829	5,514
Gain on early extinguishment of debt	(5,637)	(5,464)	(3,836)
Amortization of debt discount	301	413	498
Amortization of debt issuance costs	833	1,141	1,374
Deferred income taxes	(297,336)	(2,597)	(1,326)
Loss on disposal of fixed assets	2,768	1,765	26
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	29,965	15,980	2,401
Prepaid expenses and other current assets	(22,134)	(20,881)	1,883
Other assets	770	1,053	2,993
Accounts payable and accrued expenses	2,576	(9,113)	(14,483)
Other current and non-current liabilities	(38,864)	24,309	6,636
Net cash provided by operating activities	66,082	126,818	195,352

Cash flows from investing activities:
Additions to premises and equipment	(10,514)	(23,269)	(36,188)
Acquisition of businesses, net of cash acquired	—	(9,409)	(28,675)
Purchase of available for sale securities	—	(48,219)	(29,966)
Proceeds received from sale of and dividends from HLSS equity securities	—	—	28,112
Change in restricted cash	290	674	722
Other investing activities	188	—	—
Net cash used in investing activities	(10,036)	(80,223)	(65,995)

Cash flows from financing activities:
Repayments and repurchases of long-term debt	(59,761)	(50,723)	(50,373)
Proceeds from stock option exercises	2,374	9,558	1,390
Excess tax benefit on stock-based compensation	—	4,779	—
Purchase of treasury shares	(39,011)	(37,662)	(58,949)
Distributions to non-controlling interests	(2,772)	(2,580)	(2,959)
Payment of tax withholding on issuance of restricted shares	(1,164)	—	—
Other financing activities	—	—	(500)
Net cash used in financing activities	(100,334)	(76,628)	(111,391)

Net (decrease) increase in cash and cash equivalents	(44,288)	(30,033)	17,966
Cash and cash equivalents at the beginning of the period	149,294	179,327	161,361

Cash and cash equivalents at the end of the period	$105,006	$149,294	$179,327

Supplemental cash flow information:
Interest paid	$21,210	$22,717	$26,274
Income taxes paid, net	18,332	18,327	9,725

Non-cash investing and financing activities:
Acquisition of businesses with restricted shares	$—	$—	$21,733
(Decrease) increase in payables for purchases of premises and equipment	(1,311)	404	(6,679)

See accompanying notes to consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements

NOTE 1 — ORGANIZATION
Description of Business
Altisource Portfolio Solutions S.A., together with its subsidiaries (which may be referred to as “Altisource,” the “Company,” “we,” “us” or “our”), is an integrated service provider and marketplace for the real estate and mortgage industries. Combining operational excellence with a suite of innovative services and technologies, Altisource helps solve the demands of the ever-changing markets we serve.
Effective January 1, 2017, our reportable segments changed as a result of a change in the way our Chief Executive Officer (our chief operating decision maker) manages our businesses, allocates resources and evaluates performance, and the related changes in our internal organization. We now report our operations through two new reportable segments: Mortgage Market and Real Estate Market. In addition, we report Other Businesses, Corporate and Eliminations separately. Prior to the January 1, 2017 change in reportable segments, our reportable segments were Mortgage Services, Financial Services and Technology Services. Prior year comparable period segment disclosures have been restated to conform to the current year presentation. See Note 24 for a description of our business segments.
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
The management agreement between MPA and Lenders One, pursuant to which MPA is the management company, represents a variable interest in a variable interest entity. MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact the cooperative’s economic performance and the right to receive benefits from the cooperative. As a result, Lenders One is presented in the accompanying consolidated financial statements on a consolidated basis and the interests of the members are reflected as non-controlling interests. As of December 31, 2017, Lenders One had total assets of $4.6 million and total liabilities of $3.1 million. As of December 31, 2016, Lenders One had total assets of $3.8 million and total liabilities of $1.5 million.
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
We review premises and equipment for impairment following events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. We measure recoverability of assets to be held and used by comparing the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, we recognize an impairment charge for the amount that the carrying value of the asset or asset group exceeds the fair value of the asset or asset group. There were no impairments of premises and equipment for the years ended December 31, 2017 and 2016. For the year ended December 31, 2015, we recognized a $4.1 million premises and equipment impairment loss. See Note 9 for additional information.
Computer software includes the fair value of software acquired in business combinations, capitalized software development costs and purchased software. Capitalized software development and purchased software are recorded at cost and amortized using the straight-line method over their estimated useful lives. Software acquired in business combinations is recorded at fair value and amortized using the straight-line method over its estimated useful life.
Business Combinations - We account for acquisitions using the purchase method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. The purchase price of an acquisition is allocated to the assets acquired and liabilities assumed using their fair value as of the acquisition date.
Goodwill - Goodwill represents the excess cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. We evaluate goodwill for impairment annually during the fourth quarter or more frequently when an event occurs or circumstances change in a manner that indicates the carrying value may not be recoverable. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether we need to perform the quantitative two-step goodwill impairment test. Only if we determine, based on qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying value will we calculate the fair value of the reporting unit. We would then test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows and market comparisons. The discounted cash flow method is based on the present value of projected cash flows. Forecasts of future cash flows are based on our estimate of future sales and operating expenses, based primarily on estimated pricing, sales volumes, market segment share, cost trends and general economic conditions. Certain estimates of discounted cash flows involve businesses with limited financial history and developing revenue models. The estimated cash flows are discounted using a rate that represents our weighted average cost of capital. The market comparisons include an analysis of revenue and earnings multiples of guideline public companies compared to the Company. There were no impairments of goodwill for the years ended December 31, 2017 and 2016. For the year ended December 31, 2015, we recognized a goodwill impairment loss of $55.7 million. See Note 10 for additional information.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

We perform tests for impairment if conditions exist that indicate the carrying value may not be recoverable. When facts and circumstances indicate that the carrying value of intangible assets determined to have definite lives may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of cash flows of discrete intangible assets generally consistent with models utilized for internal planning purposes. If the sum of the undiscounted expected future cash flows is less than the carrying value, we would recognize an impairment to the extent the carrying amount exceeds fair value. There were no impairments of intangible assets for the years ended December 31, 2017 and 2016. For the year ended December 31, 2015, we recognized impairments of intangible assets of $11.9 million. See Note 10 for additional information on impairments.
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
Defined Contribution 401(k) Plan - Some of our employees currently participate in a defined contribution 401(k) plan under which we may make matching contributions equal to a discretionary percentage determined by us. We recorded expenses of $1.2 million, $1.2 million and $1.0 million for the years ended December 31, 2017, 2016 and 2015, respectively, related to our discretionary contributions.
Share-Based Compensation - Share-based compensation is accounted for under the provisions of ASC Topic 718, Compensation - Stock Compensation (“ASC Topic 718”). Under ASC Topic 718, the cost of services received in exchange for an award of equity instruments is generally measured based on the grant date fair value of the award. Share-based awards that do not require future service are expensed immediately. Share-based awards that require future service are recognized over the relevant service period. In 2017, the Company adopted FASB Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). In connection with adopting ASU 2016-09 (see Recently Adopted Accounting Pronouncements below), the Company made an accounting policy election to account for forfeitures in compensation expense as they occur. Prior to adopting ASU No. 2016-09, the Company estimated forfeitures for share-based awards in compensation expense that were not expected to vest.
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
Mortgage Market segment: We recognize revenue for the majority of the services we provide when the services have been performed. For certain default management services, we recognize revenue over the period during which we perform the related services, with full recognition upon recording the related foreclosure deed. A significant area of judgment includes the period over which we recognize certain default management services revenue. For disbursement processing services, we recognize revenue over the period during which we perform the processing services with full recognition upon completion of the disbursements. We record revenue associated with fees earned on real estate sales, other than our sales of short-term investments in real estate (see Real Estate Market segment below), on a net basis as we perform services as an agent without assuming the risks and rewards of ownership of the asset and the commission earned on the sale is a fixed percentage. We generally earn our fees for collections on charged-off mortgages on behalf of our clients and recognize revenue following collection from the debtors. We also earn fees for packaging and selling charged-off mortgages and recognize revenue after the sale of the notes and once the risks and rewards of the mortgage notes are transferred to the purchasers. For certain of our servicer technologies software services other than Equator and Mortgage Builder software applications (see below), we charge fees based on the number of loans on the system or on a per-transaction basis. We record transactional revenue when the service is provided and other revenue monthly based on the number of loans processed or services provided. In addition, we charge fees for professional services engagements, which consist primarily of time and materials agreements with customers that are generally billed and recognized as the hours are worked. Reimbursable expenses revenue is included in revenue with an equal amount recorded in cost of revenue primarily related to our property preservation and inspection services, real estate sales and our default management services. These amounts are recognized on a gross basis, principally because generally we have complete control over selection of vendors and the vendor relationship is with us, rather than with our customers.
For Equator software applications, we recognize revenue from arrangements with multiple deliverables in accordance with ASC Subtopic 605-25, Revenue Recognition: Multiple-Element Arrangements (“ASC 605-25”), and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 13, Revenue Recognition (“SAB Topic 13”). ASC 605-25 and SAB Topic 13 require each deliverable within a multiple-deliverable revenue arrangement to be accounted for as a separate unit if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the seller’s control. Deliverables not meeting the criteria for accounting treatment as a separate unit are combined with a deliverable that meets that criterion. We derive revenue from platform services fees, professional services fees and other services. We do not begin to recognize revenue for platform services fees until these fees become billable, as the services fees are not fixed and determinable until such time. Platform services fees are recognized ratably over the shorter of the term of the contract with the customer or the minimum cancellation period. Professional services fees consist primarily of configuration and development services related to customizing the platform for individual customers and are generally billed as the hours are worked. Due to the essential and specialized nature of the configuration services, these services do not qualify as separate units of accounting separate from the platform services as the delivered services do not have value to the customer on a standalone basis. Therefore, the related fees are recorded as deferred revenue until the project configuration is complete and then recognized ratably over the longer of the term of the agreement or the estimated expected customer life. Other services consist primarily of training, including agent certification, and consulting services. These services are generally sold separately and are recognized as revenue as the services are performed and earned.
For Mortgage Builder software applications, we recognize subscription revenues ratably over the contract term, beginning on the commencement date of each contract. Revenues for usage-based transactions are generally recognized as the usage occurs, as that is the point when the fee becomes fixed or determinable. We generally invoice customers on a monthly basis.
Real Estate Market segment: We recognize revenue for the majority of the services we provide when the services have been performed. We record revenue associated with fees earned on real estate sales, other than our sales of short-term investments in real estate, on a net basis as we perform services as an agent without assuming the risks and rewards of ownership of the asset and the commission earned on the sale is a fixed percentage. For sales of short-term investments in real estate, we record revenue in the amount of the selling price of the property upon the sale of the property. Reimbursable expenses revenue is included in revenue with an equal offsetting expense included in cost of revenue primarily related to our real estate sales. These amounts are recognized on a gross basis, principally because we have complete control over selection of vendors and the vendor relationship is with us, rather than with our customers.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

Other Businesses, Corporate and Eliminations segment: We generally earn our fees for asset recovery management services as a percentage of the amount we collect on delinquent consumer receivables and recognize revenue following collection from the debtors. In addition, we provide customer relationship management services for which we typically earn and recognize revenue on a per-person, per-call or per-minute basis as the related services are performed. For the information technology (“IT”) infrastructure services we provide to Ocwen Financial Corporation (“Ocwen”), Front Yard Residential Corporation (formerly Altisource Residential Corporation) (“RESI”) and Altisource Asset Management Corporation (“AAMC”), we charge for these services primarily based on the number of employees that are using the applicable systems, fixed fees and the number and type of licensed platforms used by Ocwen, RESI and AAMC. We record revenue associated with implementation services upon completion and maintenance ratably over the related service period.
Income Taxes - We record income taxes in accordance with ASC Topic 740, Income Taxes (“ASC Topic 740”). We account for certain income and expense items differently for financial reporting purposes and income tax purposes. We recognize deferred income tax assets and liabilities for these differences between the financial reporting basis and the tax basis of our assets and liabilities as well as expected benefits of utilizing net operating loss and credit carryforwards. The most significant temporary differences relate to accrued compensation, amortization, loss carryforwards and valuation allowances. We measure deferred income tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we anticipate recovery or settlement of those temporary differences. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.
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
Recently Adopted Accounting Pronouncements
On January 1, 2017, ASU No. 2016-09 became effective. This standard simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The standard requires companies to recognize all award-related excess tax benefits and tax deficiencies in the income statement, classify any excess tax benefits as an operating activity in the statement of cash flows, limit tax withholding up to the maximum statutory tax rates in order to continue to apply equity accounting rules and classify cash paid by employers when directly withholding shares for tax withholding purposes as a financing activity in the statement of cash flows. The standard also provides companies with the option of estimating forfeitures or recognizing forfeitures as they occur. In connection with the adoption of this standard, the Company made an accounting policy election to account for forfeitures in compensation expense as they occur, rather than continuing to apply the Company’s previous policy of estimating forfeitures. This policy election resulted in a cumulative effect adjustment of $0.9 million to retained earnings and additional paid-in capital as of January 1, 2017 using the modified retrospective transition method. There were no other significant impacts of the adoption of this standard on the Company’s results of operations and financial position.
Effective December 22, 2017, the SEC issued Staff Accounting Bulletin Topic 5 EE, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB Topic 5 EE”). This staff accounting bulletin expresses the views of the SEC staff regarding application of ASC Topic 740 in the reporting period that includes December 22, 2017, the date on which the Tax Cuts and Jobs Act (the “Jobs Act”) was signed into law. The SEC recognizes that an entity may not have the necessary information available, prepared, or analyzed (including computations) for certain income tax effects of the Jobs Act in order to determine a reasonable estimate to be included as provisional amounts. In circumstances in which provisional amounts cannot be prepared, the SEC stated an entity should continue to apply ASC Topic 740 (e.g., when recognizing and measuring current and deferred taxes) based on the provisions of the tax laws that were in effect immediately prior to the Jobs Act being enacted until a reasonable estimate can be determined.
Future Adoption of New Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. This new standard requires that an entity recognize revenue for the transfer of promised goods or services to a customer in an amount that reflects the consideration that the entity expects to receive and consistent with the delivery of the performance obligation described in the underlying contract with the customer. This standard will be effective

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The Company plans to adopt ASU No. 2014-09 retrospectively with the cumulative effect of initially applying the new standard recognized on the date of the initial application. The new standard was effective for the Company on January 1, 2018. Based on the Company’s analysis of all sources of revenue from customers for the year ended December 31, 2017 and prior periods, the Company has determined that approximately $10 million of revenue reported during 2017 and prior years, primarily related to software development professional services, will be deferred and recognized over future periods under the new standard.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This standard will require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The standard also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. It also amends certain financial statement presentation and disclosure requirements associated with the fair value of financial instruments. This standard will be effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period and was effective for the Company on January 1, 2018. Based on the Company’s analysis of this guidance, upon adoption of ASU No. 2016-01 the Company will reflect changes in the fair value of its available for sale securities in income. These changes in fair value are currently reflected in other comprehensive income. The Company will adopt ASU No. 2016-01 with a cumulative effect adjustment to the balance sheet as of the beginning of 2018. The Company currently has one investment that will be impacted by this standard — its investment in RESI (see Note 6). As of December 31, 2017 and 2016, the unrealized gain (loss) in accumulated other comprehensive income (loss) related to the RESI investment was $0.7 million and $(1.7) million, respectively.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard introduces a new lessee model that brings substantially all leases on the balance sheet. The standard will require companies to recognize lease assets and lease liabilities on their balance sheets and disclose key information about leasing arrangements in their financial statements. This standard will be effective for annual periods beginning after December 15, 2018, including interim periods within that reporting period. Early application of this standard is permitted. The Company is currently evaluating the impact of this guidance on its results of operations and financial position. Based on the Company’s preliminary analysis of its lease arrangements where the Company is a lessee, approximately $25 million, primarily related to office leases, would be recorded as right-of-use assets and lease liabilities on the Company’s balance sheet as of December 31, 2017 under the new standard. The Company will continue to analyze the impact of this guidance and refine the estimated impact on its results of operations and financial position.
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This standard clarifies guidance on principal versus agent considerations in connection with revenue recognition. When another party is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent). An entity is a principal if it controls the specified good or service before that good or service is transferred to a customer. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customer. This standard will be effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period and was effective for the Company on January 1, 2018. The Company has evaluated the impact of this guidance on its results of operations and financial position in connection with its adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), described above.
In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This standard provides guidance on identifying performance obligations in a contract with a customer and clarifying several licensing considerations, including whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time) and guidance on sales-based and usage-based royalties. This standard will be effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period and was effective for the Company on January 1, 2018. The Company has evaluated the impact of this guidance on its results of operations and financial position in connection with its adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), described above.
In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. This standard addresses collectability, sales taxes and other similar taxes collected from customers, non-cash consideration, contract modifications at transition and completed contracts at transition. This standard will be effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period and was effective for the Company on January 1, 2018. The Company has evaluated the impact of this guidance on its results of operations

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

and financial position in connection with its adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), described above.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This standard addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This standard will be effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period and was effective for the Company on January 1, 2018. The Company does not expect the adoption of this guidance to have a material effect on its statement of cash flows.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This standard will require that companies recognize the income tax consequences of an intra-entity transfer of an asset (other than inventory) when the transfer occurs. Current guidance prohibits companies from recognizing current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This standard will be effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period and was effective for the Company on January 1, 2018. The Company does not expect the adoption of this standard to have a material impact on its results of operations or financial position.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This standard will require that companies include restricted cash and restricted cash equivalents in their cash and cash equivalent balances in the statement of cash flows. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard will be effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period and was effective for the Company on January 1, 2018. The Company does not expect the adoption of this guidance to have a material effect on its statement of cash flows. As of December 31, 2017 and 2016, restricted cash was $3.8 million and $4.1 million, respectively.
In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The FASB issued 13 technical corrections and improvements to ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), including providing optional exemptions from the disclosure requirement for remaining performance obligations for specific situations in which an entity need not estimate variable consideration to recognize revenue. The amendments in this standard also expand the information that is required to be disclosed when an entity applies one of the optional exemptions. This standard will be effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period and was effective for the Company on January 1, 2018. The Company has evaluated the impact of this guidance on its results of operations and financial position in connection with its adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), described above.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This standard clarifies the definition of a business and provides a screen to determine if a set of inputs, processes and outputs is a business. The screen requires that when substantially all of the fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the assets acquired would not be a business. Under the new guidance, in order to be considered a business, an acquisition must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. In addition, the standard narrows the definition of the term “output” so that it is consistent with how it is described in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard will be effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period and was effective for the Company on January 1, 2018. The Company does not expect the adoption of this guidance to have a material effect on its results of operations and financial position.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

In February 2017, the FASB issued ASU No. 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This standard was issued to clarify the scope of Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets, and to add guidance for partial sales of nonfinancial assets. Subtopic 610-20 provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. This standard will be effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period and was effective for the Company on January 1, 2018. The Company does not expect the adoption of this guidance to have a material effect on its results of operations and financial position.
In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. This standard provides guidance about which changes to the terms or conditions of a share-based payment award require the application of modification accounting. This standard will require companies to continue to apply modification accounting, unless the fair value, vesting conditions and classification of an award all do not change as a result of the modification. This standard will be effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period and was effective for the Company on January 1, 2018. The Company does not expect the adoption of this guidance to have a material effect on its results of operations and financial position.
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
NOTE 3 — CUSTOMER CONCENTRATION
During the year ended December 31, 2017, Ocwen was our largest customer, accounting for 58% of our total revenue. Ocwen is a residential mortgage loan servicer for mortgage servicing rights (“MSRs”) it owns, including those MSRs in which others have an economic interest, which includes New Residential Investment Corp. (individually, together with one or more of its subsidiaries or one or more of its subsidiaries individually, “NRZ”), and purchases certain mortgage services and technology services from us under the terms of master services agreements and amendments thereto (collectively, the “Ocwen Services Agreements”) with terms extending through August 2025. Certain of the Ocwen Service Agreements, among other things, contain a “most favored nation” provision and also grant the parties the right to renegotiate pricing. Certain of the Ocwen Service Agreements also prohibit Ocwen from establishing fee-based businesses that would directly or indirectly compete with Altisource’s services with respect to the Homeward Residential, Inc. (“Homeward”) and Residential Capital, LLC (“ResCap”) servicing portfolios acquired by Ocwen in December 2012 and February 2013, respectively. Ocwen also purchases certain origination services from Altisource under an agreement that continues until January 2019, but which is subject to a 90 day termination right by Ocwen.
Revenue from Ocwen primarily consists of revenue earned from the loans serviced by Ocwen when Ocwen designates us as the service provider and revenue earned directly from Ocwen. For the years ended December 31, 2017, 2016 and 2015, we generated revenue from Ocwen of $542.0 million, $561.9 million and $631.6 million, respectively. Revenue from Ocwen as a percentage of segment and consolidated revenue was as follows for the years ended December 31:

	2017	2016	2015

Mortgage Market	67%	65%	66%
Real Estate Market	1%	—%	9%
Other Businesses, Corporate and Eliminations	11%	27%	37%
Consolidated revenue	58%	56%	60%
We earn additional revenue related to the portfolios serviced by Ocwen when a party other than Ocwen or the MSR owner selects Altisource as the service provider. For the years ended December 31, 2017, 2016 and 2015, we recognized revenue of $148.5 million, $188.0 million and $216.9 million, respectively, related to the portfolios serviced by Ocwen when a party other than Ocwen or the MSR owner selected Altisource as the service provider. These amounts are not included in deriving revenue from Ocwen as a percentage of revenue in the table above.
As of December 31, 2017, accounts receivable from Ocwen totaled $18.9 million, $13.6 million of which was billed and $5.3 million of which was unbilled.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

As of June 30, 2017, we estimate that NRZ owned certain economic rights in, but not legal title to, approximately 78% of Ocwen’s non-government-sponsored enterprise (“non-GSE”) MSRs (the “Subject MSRs”). In July 2017, Ocwen and NRZ entered into agreements to convert NRZ’s economic rights to the Subject MSRs into fully-owned MSRs in exchange for payments from NRZ to Ocwen when such MSRs were transferred. The transfers are subject to certain third party consents. Ocwen disclosed that under these agreements, Ocwen would subservice the transferred Subject MSRs for an initial term of five years, and the agreements provided for the conversion of the existing arrangements into a more traditional subservicing arrangement.
In January 2018, Ocwen disclosed that it and NRZ entered into new agreements to accelerate the implementation of certain parts of their July 2017 arrangement in order to achieve the intent of the July 2017 agreements sooner while Ocwen continues the process of obtaining the third party consents necessary to transfer the Subject MSRs to NRZ.
On August 28, 2017, Altisource, through its licensed subsidiaries, entered into a Cooperative Brokerage Agreement, as amended, and related letter agreement (collectively, the “Brokerage Agreement”) with NRZ which extends through August 2025. Under this agreement and related amendments, Altisource remains the exclusive provider of brokerage services for real estate owned (“REO”) associated with the Subject MSRs when Ocwen transfers such MSRs to NRZ or when NRZ acquires both an additional economic interest in such MSRs and the right to designate the broker for REO properties in such portfolios. The Brokerage Agreement provides that Altisource is the exclusive provider of brokerage services for REO associated with the Subject MSRs, irrespective of the sub-servicer. NRZ’s brokerage subsidiary will receive a cooperative brokerage commission on the sale of certain REO properties from these portfolios subject to certain exceptions.
On August 28, 2017, Altisource and NRZ also entered into a non-binding Letter of Intent (subsequently amended) to enter into a Services Agreement (the “Services LOI”), setting forth the terms pursuant to which Altisource would remain the exclusive service provider of fee-based services for the Subject MSRs through August 2025. The Services LOI was amended to continue through February 28, 2018 (with a further automatic extension through March 31, 2018 provided that the parties continue to negotiate the Services Agreement in good faith).
The Brokerage Agreement can be terminated by Altisource if the Services Agreement is not signed between Altisource and NRZ during the term of the Services LOI. The Brokerage Agreement may otherwise only be terminated upon the occurrence of certain specified events. Termination events include, but are not limited to, a breach of the terms of the Brokerage Agreement (including, without limitation, the failure to meet performance standards and non-compliance with law in a material respect), the failure to maintain licenses which failure materially prevents performance of the contract, regulatory allegations of non-compliance resulting in an adversarial proceeding against NRZ, voluntary or involuntary bankruptcy, appointment of a receiver, disclosure in a Form 10-K or Form 10-Q that there is significant uncertainty about Altisource’s ability to continue as a going concern, failure to maintain a specified level of cash and an unapproved change of control.
Following the execution of the Services Agreement, we anticipate that revenue from NRZ would increase and revenue from Ocwen would decrease. As Subject MSRs continue to transfer from Ocwen to NRZ, we anticipate that NRZ will become our largest customer. Had all of the Subject MSRs been transferred to NRZ and the Brokerage Agreement and the Services Agreement with NRZ were in place as of January 1, 2017, we estimate that approximately 50% of our 2017 revenue would have been related to NRZ. There can be no assurance that the parties will reach an agreement with respect to the terms of the Services Agreement or that a Services Agreement will be entered into on a timely basis or at all.
For the year ended December 31, 2017, we earned revenue from NRZ of $2.4 million following the transfer of certain of the Subject MSRs from Ocwen to NRZ (the “Transferred MSRs”) (no comparative amounts in 2016 or 2015). For the year ended December 31, 2017, we earned additional revenue of $3.9 million relating to the Transferred MSRs when a party other than NRZ selects Altisource as the service provider (no comparative amounts in 2016 or 2015).
NOTE 4 — TRANSACTIONS WITH RELATED PARTIES
Through January 16, 2015, William C. Erbey served as our Chairman as well as the Executive Chairman of Ocwen and Chairman of each of Home Loan Servicing Solutions, Ltd. (“HLSS”), RESI and AAMC. Effective January 16, 2015, Mr. Erbey stepped down as the Executive Chairman of Ocwen and Chairman of each of Altisource, HLSS, RESI and AAMC and is no longer a member of the Board of Directors of any of these companies. Consequently, as of January 16, 2015, these companies are no longer related parties of Altisource, as defined by FASB ASC Topic 850, Related Party Disclosures. The disclosures in this note are limited to the periods that each of Ocwen, HLSS, RESI and AAMC were related parties of Altisource and are not reflective of current activities with these former related parties.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

Ocwen
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
We record revenue we earn from Ocwen under the terms of master services agreements and amendments thereto at rates we believe to be comparable market rates as we believe they are consistent with the fees we charge to other customers and/or fees charged by our competitors for comparable services.
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
We provided certain other services to Ocwen and Ocwen provided certain other services to us in connection with support services agreements. These services primarily included vendor management, corporate services and facilities related services. Billings for these services were generally based on the fully-allocated cost of providing the service based on an estimate of the time and expense of providing the service or estimates thereof. For the period from January 1, 2015 through January 16, 2015, billings to Ocwen were estimated to be $0.1 million and billings from Ocwen were estimated to be $0.3 million and are reflected as a component of selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.
HLSS, RESI and AAMC
For the period from January 1, 2015 through January 16, 2015, our billings to HLSS were immaterial. RESI acquires, owns and manages single-family-rental properties throughout the United States. AAMC is an asset management company that provides portfolio management and corporate governance services to investment vehicles that own real estate related assets. Its initial client is RESI. We have agreements and amendments thereto, which extend through 2027, to provide RESI with renovation management, lease management, property management, REO asset management, title insurance, settlement and valuation services. In addition, we have agreements with RESI and AAMC pursuant to which we may provide services such as finance, human resources, facilities, technology and insurance risk management. Further, we have separate agreements for certain services related to income tax matters, trademark licenses and technology products and services. For the period from January 1, 2015 through January 16, 2015, we estimated that we generated revenue from RESI of $1.0 million under these services agreements. These amounts are reflected in revenue in the consolidated statements of operations and comprehensive income. This excludes revenue from services we provided to RESI’s loans serviced by Ocwen or other loan servicers where we were retained by Ocwen or RESI’s other loan servicers. Other revenue and expenses related to AAMC and RESI for the period from January 1, 2015 through January 16, 2015 were immaterial.
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
RentRange, Investability and Onit Solutions Acquisitions
On October 9, 2015, we acquired GoldenGator, LLC (doing business as RentRange) (“RentRange”), REIsmart, LLC (doing business as Investability) (“Investability”) and Onit Solutions, LLC, a support company for RentRange and Investability (collectively “RentRange and Investability”) for $24.8 million. RentRange is a leading provider of rental home data and information to the financial services and real estate industries, delivering a wide assortment of address and geography level data, analytics and rent-based valuation solutions for single and multi-family properties. Investability is an online residential real estate acquisition platform that utilizes data and analytics to allow real estate investors to access the estimated cash flow, capitalization rate, net yield and market value of properties for sale in the United States. The purchase price was composed of $17.5 million in cash and 247 thousand shares of restricted common stock of the Company with a value of $7.3 million as of the closing date. Upon issuance, the restricted shares were subject to transfer restrictions and potential forfeiture provisions. These restrictions and forfeiture provisions lapse over a four year period, subject to the recipients meeting certain continued employment conditions with the Company and the satisfaction of certain acquisition related escrow release conditions. During 2017, transfer restrictions were removed on 14 thousand shares. In addition, on June 30, 2017, the Company amended the purchase and sale agreement and purchased 170 thousand restricted shares. During 2016, transfer restrictions were removed on 55 thousand shares. Also during 2016, management adjusted the allocation of the purchase price based upon information that subsequently became available relating to acquisition date working capital and the purchase price allocation to intangible assets. The working capital adjustment resulted in an obligation of the sellers to pay the Company $0.2 million. RentRange and Investability are not material in relation to the Company’s results of operations or financial position.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

CastleLine Acquisition
On July 17, 2015, we acquired CastleLine Holdings, LLC and its subsidiaries (“CastleLine”) for $33.4 million. CastleLine is a specialty risk management and insurance services firm that provides financial products and services to parties involved in the origination, underwriting, purchase and securitization of residential mortgages. The purchase consideration was composed of $12.3 million of cash at closing, $10.5 million of cash payable over four years from the acquisition date and 495 thousand shares of restricted common stock of the Company, that were subject to transfer restrictions, with a value of $14.4 million as of the closing date. During 2016, the restrictions were removed on the 495 thousand shares. Of the cash payable following acquisition, $3.8 million is contingent on certain future employment conditions of certain of the sellers, and therefore excluded from the purchase price. As of December 31, 2017, we have paid $8.9 million of the up to $10.5 million that is payable over four years from the acquisition date and $2.1 million of the $3.8 million purchase consideration that is contingent on future employment. During the second quarter of 2016, management adjusted the allocation of the purchase price based upon information that subsequently became available relating to acquisition date working capital and the purchase price allocation to intangible assets. The CastleLine acquisition is not material in relation to the Company’s results of operations or financial position.
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
NOTE 6 — AVAILABLE FOR SALE SECURITIES
During the year ended December 31, 2016, we purchased 4.1 million shares of RESI common stock for $48.2 million. This investment is classified as available for sale and reflected in the consolidated balance sheets at fair value at the respective balance sheet dates ($49.2 million and $45.8 million as of December 31, 2017 and 2016, respectively). Unrealized gains and losses on available for sale securities are reflected in other comprehensive income, unless there is an impairment that is other than temporary. In the event that a decline in market value is other than temporary, we would record a charge to earnings and a new cost basis in the investment would be established. During the years ended December 31, 2017 and 2016, we earned dividends of $2.5 million and $2.3 million, respectively, related to this investment (no comparative amount in 2015). In addition, during the year ended December 31, 2016, we incurred expenses of $3.4 million related to this investment (no comparative amounts in 2017 and 2015).
NOTE 7 — ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consists of the following as of December 31:

(in thousands)	2017	2016

Billed	$40,787	$58,392
Unbilled	22,532	39,853
	63,319	98,245
Less: Allowance for doubtful accounts	(10,579)	(10,424)

Total	$52,740	$87,821

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

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
Bad debt expense amounted to $5.1 million, $1.8 million and $5.5 million for the years ended December 31, 2017, 2016 and 2015, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.
NOTE 8 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following as of December 31:

(in thousands)	2017	2016

Short-term investments in real estate	$29,405	$13,025
Maintenance agreements, current portion	8,014	6,590
Income taxes receivable	9,227	5,186
Prepaid expenses	7,898	6,919
Litigation settlement insurance recovery (Note 19)	—	4,000
Other current assets	10,198	6,888

Total	$64,742	$42,608
NOTE 9 — PREMISES AND EQUIPMENT, NET
Premises and equipment, net consists of the following as of December 31:

(in thousands)	2017	2016

Computer hardware and software	$179,567	$164,877
Office equipment and other	9,388	20,188
Furniture and fixtures	14,092	13,997
Leasehold improvements	33,417	33,808
	236,464	232,870
Less: Accumulated depreciation and amortization	(163,191)	(129,397)

Total	$73,273	$103,473
Depreciation and amortization expense amounted to $36.4 million, $36.8 million and $36.5 million for the years ended December 31, 2017, 2016 and 2015, respectively, and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the consolidated statements of operations and comprehensive income.
In the fourth quarter of 2015, we recognized a $4.1 million premises and equipment impairment loss in our Mortgage Market segment (see Note 24 for additional information regarding our changes in reportable segments effective January 1, 2017), primarily driven by the Company’s projected technology revenue from Ocwen and investment in technologies provided to Ocwen. There were no impairments of premises and equipment for the years ended December 31, 2017 and 2016.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

NOTE 10 — GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
Goodwill was recorded in connection with the 2016 acquisition of Granite, the 2015 acquisitions of CastleLine and RentRange and Investability, the 2014 acquisition of certain assets and assumption of certain liabilities of Owners Advantage, LLC (“Owners”), the 2013 acquisition of the Homeward fee-based business, the 2011 acquisitions of Springhouse, LLC and Tracmail and the 2010 acquisition of MPA. Note 5 discusses the 2016 and 2015 acquisitions (there were no acquisitions in 2017). Changes in goodwill during the years ended December 31, 2017 and 2016 are summarized below:

(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Total

Balance as of January 1, 2016	$69,827	$10,006	$2,968	$82,801
CastleLine purchase price allocation adjustment (1)	(1,395)	—	—	(1,395)
RentRange and Investability purchase price allocation adjustment (2)	—	50	—	50
Acquisition of Granite	4,827	—	—	4,827

Balance as of December 31, 2016 and 2017	$73,259	$10,056	$2,968	$86,283
______________________________________

(1)	During the second quarter of 2016, goodwill was revised to reflect a purchase accounting measurement period adjustment related to the CastleLine acquisition. See Note 5.

(2)	During the third quarter of 2016, goodwill was revised to reflect a purchase accounting measurement period adjustment related to the RentRange and Investability acquisition. See Note 5.
During our fourth quarter 2015 annual goodwill assessment, we elected to bypass the initial analysis of qualitative factors and perform a quantitative two-step goodwill impairment test of all of our reporting units as a result of the goodwill impairment recorded in 2014. We calculated the fair value of each of our reporting units by using a discounted cash flow analysis and concluded that the technology businesses in the Mortgage Market segment (see Note 24 for additional information regarding our changes in reportable segments effective January 1, 2017) were less than their carrying values. Accordingly, we performed step two of the impairment test for the technology businesses in the Mortgage Market segment and determined that the remaining $55.7 million of goodwill of the technology businesses was impaired. As a result, we recorded a $55.7 million impairment loss in the fourth quarter of 2015. This goodwill impairment was primarily driven by the Company’s projected technology revenue from Ocwen and investment in technologies provided to Ocwen. There were no additional goodwill impairments as of December 31, 2015. Based on our fourth quarter 2017 and 2016 goodwill assessments, we concluded that there were no impairments of goodwill as of December 31, 2017 and 2016.
Intangible Assets, Net
Intangible assets, net consist of the following as of December 31:

	Weighted average estimated useful life (in years)	Gross carrying amount		Accumulated amortization		Net book value
(in thousands)		2017	2016	2017	2016	2017	2016

Definite lived intangible assets:
Trademarks and trade names	13	$15,354	$15,354	$(8,881)	$(7,724)	$6,473	$7,630
Customer related intangible assets	10	277,828	277,828	(188,258)	(156,980)	89,570	120,848
Operating agreement	20	35,000	35,000	(13,865)	(12,104)	21,135	22,896
Non-compete agreements	4	1,560	1,560	(897)	(507)	663	1,053
Intellectual property	10	300	300	(115)	(85)	185	215
Other intangible assets	5	3,745	3,745	(1,706)	(955)	2,039	2,790

Total		$333,787	$333,787	$(213,722)	$(178,355)	$120,065	$155,432

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

Amortization expense for definite lived intangible assets was $35.4 million, $47.6 million and $41.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. Expected annual definite lived intangible asset amortization expense for 2018 through 2022 is $26.2 million, $21.8 million, $18.2 million, $11.5 million and $7.3 million, respectively.
In the fourth quarter of 2015, we recorded an impairment loss of $11.9 million in our Mortgage Market segment and Other Businesses, Corporate and Eliminations (see Note 24 for additional information regarding our changes in reportable segments effective January 1, 2017), related to customer relationship intangible assets from the 2013 Homeward and ResCap fee-based business acquisitions. These impairments of intangible assets were primarily driven by the Company’s projected technology revenue from Ocwen and investment in technologies provided to Ocwen. There were no impairments of intangible assets for the years ended December 31, 2017 and 2016.
NOTE 11 — OTHER ASSETS
Other assets consist of the following as of December 31:

(in thousands)	2017	2016

Security deposits	$5,304	$5,508
Maintenance agreements, non-current portion	362	853
Restricted cash	3,837	4,127
Other	692	767

Total	$10,195	$11,255
NOTE 12 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable and accrued expenses consist of the following as of December 31:

(in thousands)	2017	2016

Accounts payable	$15,682	$8,787
Accrued salaries and benefits	41,363	47,614
Accrued expenses - general	27,268	26,426
Income taxes payable	87	308

Total	$84,400	$83,135
Other current liabilities consist of the following as of December 31:

(in thousands)	2017	2016

Unfunded cash account balances	$5,900	$7,137
Other	3,514	11,924

Total	$9,414	$19,061
NOTE 13 — LONG-TERM DEBT
Long-term debt consists of the following as of December 31:

(in thousands)	2017	2016

Senior secured term loan	$413,581	$479,653
Less: Debt issuance costs, net	(3,158)	(4,486)
Less: Unamortized discount, net	(1,142)	(1,622)
Net long-term debt	409,281	473,545
Less: Current portion	(5,945)	(5,945)

Long-term debt, less current portion	$403,336	$467,600

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

On November 27, 2012, Altisource Solutions S.à r.l., a wholly-owned subsidiary of Altisource Portfolio Solutions S.A., entered into a senior secured term loan agreement with Bank of America, N.A., as administrative agent, and certain lenders. Altisource Portfolio Solutions S.A. and certain subsidiaries are guarantors of the term loan (collectively, the “Guarantors”). We subsequently entered into four amendments to the senior secured term loan agreement to, among other changes, increase the principal amount of the senior secured term loan, re-establish the $200.0 million incremental term loan facility accordion, lower the interest rate, extend the maturity date by approximately one year, increase the maximum amount of Restricted Junior Payments (as defined in the senior secured term loan agreement; other capitalized terms, unless defined herein, are defined in the senior secured term loan agreement) and certain other changes to facilitate an internal restructuring of the Company’s subsidiaries.
On December 1, 2017, Altisource Solutions S.à r.l. and Altisource Holdings S.à r.l. entered into the fourth amendment to the senior secured term loan (the “Fourth Amendment”) that modifies the senior secured term loan agreement to add Altisource Holdings S.à r.l. (then a guarantor under the senior secured term loan) as a borrower in anticipation of an internal restructuring of Altisource, whereby Altisource Solutions S.à r.l. would merge with and into Altisource Holdings S.à r.l. and Altisource Holdings S.à r.l. would be automatically substituted in all of the rights and obligations of Altisource Solutions S.à r.l. This merger occurred effective December 27, 2017 and Altisource Holdings S.à r.l. (renamed Altisource S.à r.l.) became the sole borrower. The merger is part of a larger subsidiary restructuring plan designed to simplify the Company’s corporate structure, allow it to operate more efficiently and reduce administrative costs. The merger did not result in any changes to the collateral securing the senior secured term loan. The Fourth Amendment also, among other changes, broadens the mechanisms by which Altisource can purchase or otherwise acquire portions of the senior secured term loan by permitting Altisource to purchase portions of its senior secured term loan on a non-pro-rata basis at par or at a discount to par through open market purchases (including through a broker acting on behalf of Altisource) in addition to its existing right to purchase portions of its senior secured term loan through a Dutch auction open to all senior secured term lenders.
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
In addition to the scheduled principal payments, subject to certain exceptions, the term loan is subject to mandatory prepayment upon issuances of debt, casualty and condemnation events and sales of assets, as well as from a percentage of Consolidated Excess Cash Flow if the leverage ratio is greater than 3.00 to 1.00, as calculated in accordance with the provisions of the senior secured term loan (the percentage increases if the leverage ratio exceeds 3.50 to 1.00). No mandatory prepayments were owed for the year ended December 31, 2017.
During 2017, we repurchased portions of our senior secured term loan with an aggregate par value of $60.1 million at a weighted average discount of 10.7%, recognizing a net gain of $5.6 million on the early extinguishment of debt. During 2016, we repurchased portions of our senior secured term loan with an aggregate par value of $51.0 million at a weighted average discount of 13.2%, recognizing a net gain of $5.5 million on the early extinguishment of debt. During 2015, we repurchased portions of our senior secured term loan with an aggregate par value of $49.0 million at a weighted average discount of 10.3%, recognizing a net gain of $3.8 million on the early extinguishment of debt. These net gains are included in other income (expense), net in the consolidated statements of operations and comprehensive income (see Note 20).
The term loan bears interest at rates based upon, at our option, the Adjusted Eurodollar Rate or the Base Rate. Adjusted Eurodollar Rate loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Adjusted Eurodollar Rate for the applicable interest period and (y) 1.00% plus (ii) a 3.50% margin. Base Rate loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Base Rate and (y) 2.00% plus (ii) a 2.50% margin. The interest rate at December 31, 2017 was 5.07%.
Term loan payments are guaranteed by the Guarantors and are secured by a pledge of all equity interests of certain subsidiaries as well as a lien on substantially all of the assets of Altisource S.à r.l. and the Guarantors, subject to certain exceptions.
The senior secured term loan agreement includes covenants that restrict or limit, among other things, our ability to create liens and encumbrances; incur additional indebtedness; sell, transfer or dispose of assets; make Restricted Junior Payments including share repurchases, dividends and repayment of junior indebtedness; change lines of business; amend material debt agreements or other material contracts; engage in certain transactions with affiliates; enter into sale/leaseback transactions; grant negative pledges or agree to such other restrictions relating to subsidiary dividends and distributions; make changes to our fiscal year; and engage in mergers and consolidations.
The senior secured term loan agreement contains certain events of default including (i) failure to pay principal when due or interest or any other amount owing on any other obligation under the senior secured term loan agreement within five days of becoming

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

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
At December 31, 2017, debt issuance costs were $3.2 million, net of $7.1 million of accumulated amortization. At December 31, 2016, debt issuance costs were $4.5 million, net of $5.8 million of accumulated amortization.
Interest expense on the senior secured term loan, including amortization of debt issuance costs and the net debt discount, totaled $22.3 million, $24.4 million and $28.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Maturities of our long-term debt (excluding debt issuance costs, net, and unamortized discount, net) are as follows:

(in thousands)

2018	$5,945
2019	5,945
2020	401,691

$413,581
NOTE 14 — OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following as of December 31:

(in thousands)	2017	2016

Income tax liabilities (Note 21)	$5,955	$—
Deferred revenue	2,101	5,680
Other non-current liabilities	4,226	4,800

Total	$12,282	$10,480
NOTE 15 — FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The following table presents the carrying amount and estimated fair value of financial instruments and certain liabilities measured at fair value as of December 31, 2017 and 2016. The following fair values are estimated using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	December 31, 2017				December 31, 2016
(in thousands)	Carrying amount	Fair value			Carrying amount	Fair value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$105,006	$105,006	$—	$—	$149,294	$149,294	$—	$—
Restricted cash	3,837	3,837	—	—	4,127	4,127	—	—
Available for sale securities	49,153	49,153	—	—	45,754	45,754	—	—

Liabilities:
Acquisition contingent consideration	—	—	—	—	376	—	—	376
Long-term debt	413,581	—	407,377	—	479,653	—	474,856	—

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

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
During 2017, the Company reduced the fair value of the acquisition contingent consideration related to the acquisition of certain assets and assumption of certain liabilities of Mortgage Builder Software, Inc. (“Mortgage Builder”) to $0 as a result of the completion of the final earn-out period in 2017. During 2016, the Company reduced the fair value of the acquisition contingent consideration related to the Mortgage Builder and Owners acquisitions by $1.4 million and $2.2 million, respectively, as a result of changes in the fair value of expected payments.
There were no transfers between different levels during the periods presented.
Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk primarily consist of cash and cash equivalents and accounts receivable. Our policy is to deposit our cash and cash equivalents with larger, highly rated financial institutions. The Company derives the largest portion of its revenues from Ocwen (see Note 3 for additional information on Ocwen revenues and accounts receivable balance). The Company mitigates its concentrations of credit risk with respect to accounts receivable by actively monitoring past due accounts and the economic status of larger customers, if known.
NOTE 16 — SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Common Stock
At December 31, 2017, we had 100 million shares authorized, 25.4 million shares issued and 17.4 million shares of common stock outstanding. At December 31, 2016, we had 25.4 million shares authorized and issued, and 18.8 million shares of common stock outstanding. The holders of shares of Altisource common stock generally are entitled to one vote for each share on all matters voted on by shareholders, and the holders of such shares generally will possess all voting power.
On October 9, 2015, we acquired RentRange and Investability for $24.8 million, which included a cash component and the issuance of 247 thousand shares of restricted common stock of the Company with a value of $7.3 million as of the closing date. Upon issuance, the restricted shares were subject to transfer restrictions and potential forfeiture provisions. These restrictions and forfeiture provisions lapse over a four year period, subject to the recipients meeting certain continued employment conditions with the Company and the satisfaction of certain acquisition related escrow release conditions. During 2017, transfer restrictions were removed on 14 thousand shares. In addition, on June 30, 2017, the Company amended the purchase and sale agreement and purchased 170 thousand restricted shares. During 2016, transfer restrictions were removed on 55 thousand shares. On July 17, 2015, we acquired CastleLine for $33.4 million, which included a cash component and the issuance of 495 thousand shares of restricted common stock of the Company with a value of $14.4 million as of the closing date. The restrictions were removed on these 495 thousand shares during 2016. See Note 5 for additional information about these acquisitions.
Equity Incentive Plan
Our 2009 Equity Incentive Plan (the “Plan”) provides for various types of equity awards, including stock options, stock appreciation rights, stock purchase rights, restricted shares and other awards, or a combination of any of the above. Under the Plan, we may grant up to 6.7 million Altisource share-based awards to officers, directors, employees and to employees of our affiliates. As of December 31, 2017, 1.5 million share-based awards were available for future grant under the Plan. Expired and forfeited awards are available for reissuance.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

Share Repurchase Program
On May 17, 2017, our shareholders approved the renewal of the share repurchase program previously approved by the shareholders on May 18, 2016, which replaced the previous share repurchase program. We are authorized to purchase up to 4.6 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. As of December 31, 2017, approximately 3.4 million shares of common stock remain available for repurchase under the program. We purchased 1.6 million shares of common stock at an average price of $23.84 per share during the year ended December 31, 2017, 1.4 million shares at an average price of $26.81 per share during the year ended December 31, 2016 and 2.1 million shares at an average price of $27.60 per share during the year ended December 31, 2015. Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of December 31, 2017, we can repurchase up to approximately $178 million of our common stock under Luxembourg law. Our senior secured term loan limits the amount we can spend on share repurchases, which was approximately $446 million as of December 31, 2017, and may prevent repurchases in certain circumstances.
Share-Based Compensation
We issue share-based awards in the form of stock options and restricted shares for certain employees, officers and directors. We recorded share-based compensation expense of $4.3 million, $6.2 million and $4.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, estimated unrecognized compensation costs related to share-based awards amounted to $9.0 million, which we expect to recognize over a weighted average remaining requisite service period of approximately 2.18 years.
In connection with the January 1, 2017 adoption of ASU No. 2016-09 (see Note 2), the Company made an accounting policy election to account for forfeitures in compensation expense as they occur, rather than continuing to apply the Company’s previous policy of estimating forfeitures. Prior to this accounting change, share-based compensation expense for stock options and restricted shares was recorded net of estimated forfeiture rates ranging from 0% to 40%.
Stock Options
Stock option grants are composed of a combination of service-based, market-based and performance-based options.
Service-Based Options. These options generally vest over three or four years with equal annual vesting and expire on the earlier of ten years after the date of grant or following termination of service. A total of 684 thousand service-based awards were outstanding as of December 31, 2017.
Market-Based Options. These option grants generally have two components, each of which vests only upon the achievement of certain criteria. The first component, which we refer to as “ordinary performance” grants, generally consists of two-thirds of the market-based grant and begins to vest if the stock price is at least double the exercise price, as long as the stock price realizes a compounded annual gain of at least 20% over the exercise price. The remaining third of the market-based options, which we refer to as “extraordinary performance” grants, generally begins to vest if the stock price is at least triple the exercise price, as long as the stock price realizes a compounded annual gain of at least 25% over the exercise price. Market-based awards vest in three or four year installments with the first installment vesting upon the achievement of the criteria and the remaining installments vesting thereafter in equal annual installments. Market-based options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service or in the final three years of the option term, in which case vesting will generally continue in accordance with the provisions of the award agreement. A total of 936 thousand market-based awards were outstanding as of December 31, 2017.
Performance-Based Options. These option grants generally begin to vest upon the achievement of certain specific financial measures. Generally, the awards begin vesting if the performance criteria are achieved; one-third vest on each anniversary of the grant date. For certain other financial measures, awards cliff-vest upon the achievement of the specific performance during the period from 2017 through 2021. The award of performance-based options is adjusted based on the level of achievement specified in the award agreements. If the performance criteria achieved is above threshold performance levels, participants have the opportunity to vest in 70% to 150% of the option grants, depending upon performance achieved. If the performance criteria achieved is below a certain threshold, the award is canceled. The options expire on the earlier of ten years after the date of grant or following termination of service. There were 126 thousand performance-based awards outstanding as of December 31, 2017.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

The Company granted 244 thousand stock options (at a weighted average exercise price of $33.28 per share), 145 thousand stock options (at a weighted average exercise price of $29.17 per share) and 854 thousand stock options (at a weighted average exercise price of $24.21 per share) during the years ended December 31, 2017, 2016 and 2015, respectively.
The fair values of the service-based options and performance-based options were determined using the Black-Scholes option pricing model and the fair values of the market-based options were determined using a lattice (binomial) model. The following assumptions were used to determine the fair values as of the grant date:

	2017		2016		2015
	Black-Scholes	Binomial	Black-Scholes	Binomial	Black-Scholes	Binomial

Risk-free interest rate (%)	1.89 – 2.29	0.77 – 2.38	1.25 – 1.89	0.23 – 2.23	1.50 – 1.91	0.02 – 2.34
Expected stock price volatility (%)	61.49 – 71.52	66.68 – 71.52	59.75 – 62.14	59.76 – 62.14	55.06 – 59.73	55.06 – 59.73
Expected dividend yield	—	—	—	—	—	—
Expected option life (in years)	6.00 – 7.50	2.55 – 4.82	6.00 – 6.25	4.06 – 4.88	6.00 – 6.25	4.08 – 4.92
Fair value	$13.57 – $24.80	$11.94 – $24.30	$11.15 – $18.60	$11.06 – $19.27	$10.01 – $17.66	$9.91 – $18.05
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
The following table summarizes the weighted average grant date fair value of stock options granted per share, the total intrinsic value of stock options exercised and the grant date fair value of stock options that vested during the years ended December 31:

(in thousands, except per share amounts)	2017	2016	2015

Weighted average grant date fair value of stock options granted per share	$20.44	$16.82	$13.20
Intrinsic value of stock options exercised	3,028	18,209	1,998
Grant date fair value of stock options that vested	2,279	2,698	1,616
The following table summarizes the activity related to our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2016	1,996,509	$25.98	5.32	$15,942
Granted	243,930	33.28
Exercised	(223,060)	10.64
Forfeited	(271,473)	30.12

Outstanding at December 31, 2017	1,745,906	28.20	4.96	10,202

Exercisable at December 31, 2017	1,140,333	23.10	3.30	9,160

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2017:

	Options outstanding			Options exercisable
Exercise price range (1)	Number	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number	Weighted average remaining contractual life (in years)	Weighted average exercise price

Up to $10.00	286,252	0.53	$9.14	286,252	0.53	$9.14
$10.01 — $20.00	246,479	7.27	18.79	163,424	7.25	18.79
$20.01 — $30.00	813,730	4.86	25.11	559,576	3.21	24.11
$30.01 — $40.00	224,695	8.03	36.27	53,924	4.78	32.67
$60.01 — $70.00	71,000	4.19	60.73	51,375	4.19	60.74
$70.01 — $80.00	25,000	6.86	72.78	4,688	6.86	72.78
$80.01 — $90.00	30,000	6.35	86.22	8,438	5.94	85.43
$90.01 — $100.00	46,875	6.15	95.64	11,250	5.95	95.38
$100.01 — $110.00	1,875	6.37	105.11	1,406	6.37	105.11

	1,745,906			1,140,333
______________________________________

(1)	These options contain market-based components as described above.
The following table summarizes the market prices necessary in order for the market-based options to begin to vest:

	Market-based options
Vesting price	Ordinary performance	Extraordinary performance

$40.01 — $50.00	9,525	—
$50.01 — $60.00	82,600	11,653
$60.01 — $70.00	14,148	6,325
$70.01 — $80.00	1,250	10,333
$80.01 — $90.00	—	30,963
$90.01 — $100.00	—	7,075
$110.01 — $120.00	—	625
$140.01 — $150.00	12,500	—
$170.01 — $180.00	12,500	—
$180.01 — $190.00	7,500	19,625
Over $190.00	15,000	25,000

Total	155,023	111,599

Weighted average share price	$45.99	$45.83
Other Share-Based Awards
The Company’s other share-based and similar types of awards are composed of restricted shares and, through August 29, 2016, Equity Appreciation Rights (“EAR”). The restricted shares are composed of a combination of service-based awards and performance-based awards.
Service-Based Awards. These awards generally vest over one to four years with either annual cliff-vesting, vesting of all of the restricted shares at the end of the vesting period or vesting beginning after two years of service. A total of 315 thousand service-based awards were outstanding as of December 31, 2017.
Performance-Based Awards. These awards generally begin to vest upon the achievement of certain specific financial measures. Generally, the awards begin vesting if the performance criteria are achieved; one-third vest on each anniversary of the grant date. The award of performance-based restricted shares is adjusted based on the level of achievement specified in the award agreements. If the performance criteria achieved is above threshold performance levels, participants have the opportunity to vest in 80% to 150% of the restricted share award, depending on performance achieved. If the performance criteria achieved

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

is below a certain threshold, the award is canceled. A total of 42 thousand performance-based awards were outstanding as of December 31, 2017.
The Company granted 246 thousand restricted shares (at a weighted average price of $29.93 per share) during the year ended December 31, 2017.
The following table summarizes the activity related to our restricted shares:

Number of restricted shares

Outstanding at December 31, 2016	231,730
Granted	245,655
Issued	(55,385)
Forfeited/canceled	(65,491)

Outstanding at December 31, 2017	356,509
Effective August 29, 2016, the EAR plans were terminated.
NOTE 17 — REVENUE
Revenue includes service revenue, reimbursable expenses and non-controlling interests. Service revenue consists of amounts attributable to our fee-based services and sales of short-term investments in real estate. Reimbursable expenses and non-controlling interests are pass-through items for which we earn no margin. Reimbursable expenses consist of amounts we incur on behalf of our customers in performing our fee-based services that we pass directly on to our customers without a markup. Non-controlling interests represent the earnings of Lenders One, a consolidated entity that is a mortgage cooperative managed, but not owned, by Altisource. Lenders One is included in revenue and reduced from net income to arrive at net income attributable to Altisource (see Note 2). The components of revenue were as follows for the years ended December 31:

(in thousands)	2017	2016	2015

Service revenue	$899,561	$942,599	$940,920
Reimbursable expenses	39,912	52,011	107,344
Non-controlling interests	2,740	2,693	3,202

Total	$942,213	$997,303	$1,051,466
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

(in thousands)	2017	2016	2015

Compensation and benefits	$240,487	$264,796	$261,839
Outside fees and services	325,459	301,116	248,278
Cost of real estate sold	24,398	1,040	—
Reimbursable expenses	39,912	52,011	107,344
Technology and telecommunications	42,340	44,295	43,177
Depreciation and amortization	27,269	26,787	26,689

Total	$699,865	$690,045	$687,327

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

NOTE 19 — SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND OTHER OPERATING EXPENSES
Selling, general and administrative expenses include payroll and employee benefits associated with personnel employed in executive, finance, law, compliance, human resources, vendor management, facilities, risk management, sales and marketing roles. This category also includes professional fees, occupancy costs, marketing costs, depreciation and amortization of non-operating assets and other expenses. The components of selling, general and administrative expenses were as follows for the years ended December 31:

(in thousands)	2017	2016	2015

Compensation and benefits	$58,157	$55,577	$54,897
Professional services	13,421	23,284	23,183
Occupancy related costs	36,371	37,370	39,917
Amortization of intangible assets	35,367	47,576	41,135
Depreciation and amortization	9,178	10,001	9,781
Marketing costs	16,171	27,847	27,499
Other	23,977	12,500	24,456

Total	$192,642	$214,155	$220,868
In addition, on September 8, 2014, the West Palm Beach Firefighters’ Pension Fund filed a putative securities class action suit against Altisource Portfolio Solutions S.A. and certain of its current or former officers and directors in the United States District Court for the Southern District of Florida. On January 19, 2017, the parties notified the Court of their agreement to settle the action to resolve all claims related to this matter for a payment by the Company of $32.0 million, $4.0 million of which was funded by insurance proceeds. The net expense of $28.0 million was recorded as a litigation settlement loss, net in other operating expenses for the year ended December 31, 2017.
In 2015, we paid the former owners of Equator, LLC (“Equator”) $0.5 million to extinguish any liability for the Equator acquisition earn-out. In connection with this settlement, we reduced the liability for the Equator earn-out to $0 and recognized a $7.6 million gain in other operating expenses for the year ended December 31, 2015.
NOTE 20 — OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following for the years ended December 31:

(in thousands)	2017	2016	2015

Gain on early extinguishment of debt	$5,637	$5,464	$3,836
Expenses related to the purchase of available for sale securities	—	(3,356)	—
Loss on HLSS equity securities and dividends received, net	—	—	(1,854)
Interest income	270	91	133
Other, net	2,015	1,431	76

Total	$7,922	$3,630	$2,191
During March 2015, we purchased 1.6 million shares of HLSS common stock in the open market for $30.0 million. This investment was classified as available for sale. On April 6, 2015, HLSS completed the sale of substantially all of its assets to NRZ and adopted a plan of complete liquidation and dissolution. During April 2015, we received liquidating dividends and other dividends from HLSS totaling $20.4 million and we sold all of our 1.6 million shares of HLSS common stock in the open market for $7.7 million. As a result of these transactions, we recognized a net loss of $1.9 million for the year ended December 31, 2015 in connection with our investment in HLSS (no comparative amounts in 2017 and 2016).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

NOTE 21 — INCOME TAXES
The components of income before income taxes and non-controlling interests consist of the following for the years ended December 31:

(in thousands)	2017	2016	2015

Domestic - Luxembourg	$9,123	$8,489	$27,884
Foreign - U.S.	7,967	16,655	5,944
Foreign - Non-U.S.	18,285	19,168	19,232

Total	$35,375	$44,321	$53,060
The income tax provision consists of the following for the years ended December 31:

(in thousands)	2017	2016	2015

Current:
Domestic - Luxembourg	$737	$160	$1,787
Foreign - U.S. Federal	2,405	9,556	539
Foreign - U.S. State	364	258	855
Foreign - Non-U.S.	17,574	5,558	6,405

	$21,080	$15,532	$9,586
Deferred:
Domestic - Luxembourg	$(295,318)	$432	$—
Foreign - U.S. Federal	(111)	(3,065)	(108)
Foreign - U.S. State	(210)	(100)	(526)
Foreign - Non-U.S.	(1,697)	136	(692)

	$(297,336)	$(2,597)	$(1,326)

Total	$(276,256)	$12,935	$8,260
In June 2010, the Company received a tax ruling regarding the treatment of certain intangibles that existed for determining the Company’s taxable income, which was scheduled to expire in 2019 unless extended, renewed or terminated by the Company. On December 27, 2017, two of the Company’s wholly-owned subsidiaries, Altisource Solutions S.à r.l. and Altisource Holdings S.à r.l., merged, with Altisource Holdings S.à r.l. as the surviving entity. Altisource Holdings S.à r.l. was subsequently renamed Altisource S.à r.l. The merger is part of a larger subsidiary restructuring plan designed to simplify the Company’s corporate structure, allow it to operate more efficiently and reduce administrative costs. For Luxembourg tax purposes, the merger was recognized at fair value and generated a net operating loss (“NOL”) of $1.3 billion and a deferred tax asset of $342.6 million as of December 31, 2017, before a valuation allowance (see below). The NOL has a 17 year life. This deferred tax asset was partially offset by the impact of other changes in U.S. and Luxembourg income tax rates of $6.3 million and an increase in certain foreign income tax reserves (and related interest) of $10.5 million. The Company’s June 2010 tax ruling was terminated in connection with the merger of the Company’s Luxembourg subsidiaries.
Income tax computed by applying the Luxembourg statutory rate differs from income tax computed at the effective tax rate primarily from changes in the mix of taxable income across the jurisdictions in which the Company operates, remeasurement of deferred taxes related to tax rate changes, recognition of net operating losses created by the merger, an increase in unrecognized tax benefits and a valuation allowance against deferred tax assets the Company believes it is more likely than not will not be realized.
We operate under tax holidays in certain geographies in India, the Philippines and Uruguay. The India tax holidays are effective through 2020, and may be extended if certain additional requirements are satisfied. The Philippines tax holiday has been extended through June 2019. We operate in a Uruguay free trade zone that provides an indefinite future tax benefit. The tax holidays are conditional upon our meeting certain employment and investment thresholds. The impact of these tax holidays decreased foreign taxes by $0.9 million ($0.05 per diluted share), $0.9 million ($0.04 per diluted share) and $0.8 million ($0.04 per diluted share) for the years ended December 31, 2017, 2016 and 2015, respectively.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

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
A summary of the tax effects of the temporary differences is as follows for the years ended December 31:

(in thousands)	2017	2016

Non-current deferred tax assets:
Net operating loss carryforwards	$349,154	$5,891
U.S. federal and state tax credits	407	316
Other non-U.S. deferred tax assets	5,724	3,674
Share-based compensation	1,496	2,486
Accrued expenses	6,494	11,527
Non-current deferred tax liabilities:
Intangible assets	(8,015)	(4,203)
Depreciation	(3,318)	(6,964)
Other non-U.S. deferred tax liability	(1,692)	(1,342)
Other	(260)	(626)
	349,990	10,759

Valuation allowance	(46,283)	(3,467)

Non-current deferred tax assets, net	$303,707	$7,292
A valuation allowance is provided when it is deemed more likely than not that some portion or all of a deferred tax asset will not be realized. In determining whether a valuation allowance is needed, the Company considered estimates of future taxable income, future reversals of temporary differences, the tax character of gains and losses and the impact of tax planning strategies that can be implemented, if warranted. The net increase in valuation allowance of $42.8 million during 2017 is primarily related to the portion of the Luxembourg NOL that we project will not be utilized prior to expiration.
We have not recognized Luxembourg deferred taxes on cumulative earnings of non-Luxembourg affiliates as we have chosen to indefinitely reinvest these earnings. The earnings reinvested as of December 31, 2017 were approximately $74.2 million, which if distributed would result in additional tax due totaling approximately $13.5 million.
The Company had a deferred tax asset of $349.2 million as of December 31, 2017 relating to Luxembourg, U.S. federal, state and foreign net operating losses compared to $5.9 million as of December 31, 2016. Of this amount, a valuation allowance totaling $1.7 million as of December 31, 2017 related to state net operating losses subject to a valuation allowance compared to $1.4 million as of December 31, 2016, and $44.4 million as of December 31, 2017 related to Luxembourg net operating losses have been established compared to $2.2 million as of December 31, 2016. The gross amount of net operating losses available for carryover to future years is approximately $1,339.6 million as of December 31, 2017 compared to approximately $17.3 million as of December 31, 2016. These losses are scheduled to expire between the years 2023 and 2037. Of this amount, $8.9 million as of December 31, 2017 compared to $10.1 million as of December 31, 2016 relates to Nationwide Credit, Inc. (“NCI”) for periods prior to our acquisition of NCI and is subject to Section 382 of the Internal Revenue Code which limits their use to approximately $1.3 million per year.
On December 22, 2017, the Jobs Act was enacted, which reforms corporate tax legislation in the United States and related laws. One of the provisions of the new tax law reduces the U.S. federal corporate tax rate from 35% to 21%. The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The provisional amount recorded related to the remeasurement of our deferred tax balance was $2.9 million. However, the Company is still analyzing certain aspects of the Jobs Act and refining its calculations, which could potentially affect the measurement of these balances or potentially result in new deferred tax amounts. Any change in the Company’s reasonable estimates of the impact of the Jobs Act will be included in the reporting period in which the change is identified in accordance with SAB Topic 5 EE.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

In addition, the Company had a deferred tax asset of $0.4 million and $0.3 million as of December 31, 2017 and 2016, respectively, relating to the U.S. federal and state tax credits. The U.S. federal credit carryforward is scheduled to expire between 2032 and 2037. The state tax credit carryforwards are scheduled to expire between 2017 and 2027.
The following table reconciles the Luxembourg statutory tax rate to our effective tax rate for the years ended December 31:

	2017	2016	2015

Statutory tax rate	27.08%	29.22%	29.22%
Permanent difference related to Luxembourg intangible assets	(0.63)	—	(13.56)
Change in valuation allowance	119.20	(0.08)	0.83
State tax expense	0.50	2.30	0.29
Tax credits	(2.13)	(1.81)	(2.34)
Uncertain taxes	30.16	(3.65)	1.39
Unrecognized tax loss	(1,008.20)	—	—
Income tax rate change	57.36	—	—
Other	(4.28)	3.20	(0.26)

Effective tax rate	(780.94)%	29.18%	15.57%
The Company follows ASC Topic 740 which clarifies the accounting and disclosure for uncertainty in tax positions. We analyzed our tax filing positions in all of the domestic and foreign tax jurisdictions where we are required to file income tax returns as well as for all open tax years and subject to audit in these jurisdictions. The Company has open tax years in the United States (2014 through 2016), India (2011 through 2017) and Luxembourg (2012 through 2015).
The following table summarizes changes in unrecognized tax benefits during the years ended December 31:

(in thousands)	2017	2016

Amount of unrecognized tax benefits as of the beginning of the year	$758	$2,005
Decreases as a result of tax positions taken in a prior period	(78)	(1,527)
Increases as a result of tax positions taken in a prior period	53	60
Increases as a result of tax positions taken in the current period	8,159	220

Amount of unrecognized tax benefits as of the end of the year	$8,892	$758
The total amount of unrecognized tax benefits including interest and penalties that, if recognized, would affect the effective tax rate is $11.5 million and $0.6 million as of December 31, 2017 and 2016, respectively. The Company recognizes interest, if any, related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2017 and 2016, the Company had recorded accrued interest and penalties related to unrecognized tax benefits of $2.6 million and less than $0.1 million, respectively.
NOTE 22 — EARNINGS PER SHARE
Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities using the treasury stock method.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

Basic and diluted EPS are calculated as follows for the years ended December 31:

(in thousands, except per share data)	2017	2016	2015

Net income attributable to Altisource	$308,891	$28,693	$41,598

Weighted average common shares outstanding, basic	18,183	18,696	19,504
Dilutive effect of stock options and restricted shares	509	916	1,115

Weighted average common shares outstanding, diluted	18,692	19,612	20,619

Earnings per share:
Basic	$16.99	$1.53	$2.13
Diluted	$16.53	$1.46	$2.02
For the years ended December 31, 2017, 2016 and 2015, 0.5 million options, 0.4 million options and 0.6 million options, respectively, that were anti-dilutive have been excluded from the computation of diluted EPS. These options were anti-dilutive and excluded from the computation of diluted EPS because their exercise price was greater than the average market price of our common stock. Also excluded from the computation of diluted EPS are 0.4 million options and restricted shares, 0.4 million options and 0.3 million options for the years ended December 31, 2017, 2016 and 2015, respectively, which begin to vest upon the achievement of certain market criteria related to our common stock price, performance criteria and an annualized rate of return to shareholders that have not yet been met.
NOTE 23 — COMMITMENTS, CONTINGENCIES AND REGULATORY MATTERS
We record a liability for contingencies if an unfavorable outcome is probable and the amount of loss can be reasonably estimated, including expected insurance coverage. For proceedings where the reasonable estimate of loss is a range, we record a best estimate of loss within the range.
Litigation
We are currently involved in legal actions in the course of our business, some of which seek monetary damages. We do not believe that the outcome of these proceedings, both individually and in the aggregate, will have a material impact on our financial condition, results of operations or cash flows.
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
As previously disclosed, Altisource received a Notice and Opportunity to Respond and Advise (“NORA”) letter on November 10, 2016 from the Consumer Financial Protection Bureau (“CFPB”) indicating that the CFPB is considering a potential enforcement action against Altisource relating to an alleged violation of federal law focused on REALServicing and certain other technology services provided to Ocwen, including claims related to the features, functioning and support of such technology. The NORA process provides the recipient an opportunity to present its positions to the CFPB before an enforcement action is recommended or commenced. On December 5, 2016, we provided a written response to the NORA letter setting forth the legal, policy and factual reasons why we believe an enforcement action is not warranted. We are committed to resolving any potential concerns of the CFPB. If the CFPB were to bring an enforcement action against us, the resolution of such action could have a material adverse impact on our business, reputation, financial condition and results of operations. However, we believe it is premature to predict the potential outcome or to estimate any potential financial impact in connection with any potential CFPB enforcement action.
Ocwen Related Matters
As discussed in Note 3, during the year ended December 31, 2017, Ocwen was our largest customer, accounting for 58% of our total revenue. Additionally, 16% of our revenue for the year ended December 31, 2017 was earned on the portfolios serviced by Ocwen, when a party other than Ocwen or the MSR owner selected Altisource as the service provider.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

As of June 30, 2017, we estimate that NRZ owned certain economic rights in, but not legal title to, approximately 78% of the Subject MSRs. In July 2017, Ocwen and NRZ entered into agreements to convert NRZ’s economic rights to the Subject MSRs into fully-owned MSRs in exchange for payments from NRZ to Ocwen when such MSRs were transferred. The transfers are subject to certain third party consents. Ocwen disclosed that under these agreements, Ocwen would subservice the transferred Subject MSRs for an initial term of five years, and the agreements provided for the conversion of the existing arrangements into a more traditional subservicing arrangement.
In January 2018, Ocwen disclosed that it and NRZ entered into new agreements to accelerate the implementation of certain parts of their July 2017 arrangement in order to achieve the intent of the July 2017 agreements sooner while Ocwen continues the process of obtaining the third party consents necessary to transfer the Subject MSRs to NRZ.
On August 28, 2017, Altisource, through its licensed subsidiaries, entered into the Brokerage Agreement with NRZ which extends through August 2025. Under this agreement and related amendments, Altisource remains the exclusive provider of brokerage services for REO associated with the Subject MSRs when Ocwen transfers such MSRs to NRZ or when NRZ acquires both an additional economic interest in such MSRs and the right to designate the broker for REO properties in such portfolios. The Brokerage Agreement provides that Altisource is the exclusive provider of brokerage services for REO associated with the Subject MSRs, irrespective of the sub-servicer. NRZ’s brokerage subsidiary will receive a cooperative brokerage commission on the sale of certain REO properties from these portfolios subject to certain exceptions.
On August 28, 2017, Altisource and NRZ also entered into the Services LOI to enter into a Services Agreement, setting forth the terms pursuant to which Altisource would remain the exclusive service provider of fee-based services for the Subject MSRs through August 2025. The Services LOI was amended to continue through February 28, 2018 (with a further automatic extension through March 31, 2018 provided that the parties continue to negotiate the Services Agreement in good faith).
The Brokerage Agreement can be terminated by Altisource if the Services Agreement is not signed between Altisource and NRZ during the term of the Services LOI. The Brokerage Agreement may otherwise only be terminated upon the occurrence of certain specified events. Termination events include, but are not limited to, a breach of the terms of the Brokerage Agreement (including, without limitation, the failure to meet performance standards and non-compliance with law in a material respect), the failure to maintain licenses which failure materially prevents performance of the contract, regulatory allegations of non-compliance resulting in an adversarial proceeding against NRZ, voluntary or involuntary bankruptcy, appointment of a receiver, disclosure in a Form 10-K or Form 10-Q that there is significant uncertainty about Altisource’s ability to continue as a going concern, failure to maintain a specified level of cash and an unapproved change of control.
Following the execution of the Services Agreement, we anticipate that revenue from NRZ would increase and revenue from Ocwen would decrease. As Subject MSRs continue to transfer from Ocwen to NRZ, we anticipate that NRZ will become our largest customer. Had all of the Subject MSRs been transferred to NRZ and the Brokerage Agreement and Services Agreement with NRZ were in place as of January 1, 2017, we estimate that approximately 50% of our 2017 revenue would have been related to NRZ. There can be no assurance that the parties will reach an agreement with respect to the terms of the Services Agreement or that a Services Agreement will be entered into on a timely basis or at all.
Ocwen has disclosed that it is subject to a number of ongoing federal and state regulatory examinations, cease and desist orders, consent orders, inquiries, subpoenas, civil investigative demand, requests for information and other actions and is subject to pending legal proceedings, some of which include claims against Ocwen for substantial monetary damages. For example, on May 15, 2017, Ocwen disclosed that on April 20, 2017, the CFPB and the State of Florida filed separate complaints in the United States District Court for the Southern District of Florida against Ocwen alleging violations of Federal consumer financial law and, in the case of Florida, Florida statutes. As another example, on May 15, 2017, Ocwen also disclosed that on April 28, 2017, the Commonwealth of Massachusetts filed a lawsuit against Ocwen in the Superior Court for the Commonwealth of Massachusetts alleging violations of state consumer financial laws relating to Ocwen’s servicing business, including lender-placed insurance and property preservation fees. Ocwen disclosed that the complaints seek to obtain permanent injunctive relief, consumer redress, refunds, restitution, disgorgement, damages, civil penalties, costs and fees and other relief. The forgoing or other matters could result in, and in some cases, have resulted in, adverse regulatory or other actions against Ocwen. Previous regulatory actions against Ocwen resulted in subjecting Ocwen to independent oversight of its operations and placing certain restrictions on its ability to acquire servicing rights.
In addition to the above, Ocwen may become subject to future federal and state regulatory investigations, cease and desist orders, consent orders, inquiries, subpoenas, civil investigative demands, requests for information, other matters or legal proceedings, any of which could also result in adverse regulatory or other actions against Ocwen.
The foregoing may have significant adverse effects on Ocwen’s business and/or our continuing relationship with Ocwen. For example, Ocwen may be required to alter the way it conducts business, including the parties it contracts with for services (including

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

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
If any of the following events occurred, Altisource’s revenue could be significantly lower and our results of operations could be materially adversely affected, including from the possible impairment or write-off of goodwill, intangible assets, property and equipment, other assets and accounts receivable:

•	Altisource loses Ocwen as a customer or there is a significant reduction in the volume of services they purchase from us

•	Ocwen loses, sells or transfers a significant portion or all of its remaining non-GSE servicing rights or subservicing arrangements and Altisource fails to be retained as a service provider

•	Ocwen loses state servicing licenses in states with a significant number of loans in Ocwen’s servicing portfolio

•	Altisource fails to be retained as a service provider

•	The contractual relationship between Ocwen and Altisource changes significantly or there are significant changes to our pricing to Ocwen for services from which we generate material revenue
Additionally, Ocwen has notified us, disclosed in its filings and stated in connection with resolving several state administrative actions discussed above, that it plans to transition from REALServicing to another mortgage servicing software platform. We anticipate that such a transition could be a multi-year project and Altisource would support Ocwen through such a transition. We do not anticipate that a servicing technology transition would impact the other services we provide to Ocwen. For the years ended December 31, 2017, 2016 and 2015, service revenue from REALServicing was $26.4 million, $29.8 million and $50.3 million, respectively. We estimate, with respect to income before income tax, that the REALServicing business currently operates at approximately break-even.
Management cannot predict the outcome of these matters or the amount of any impact they may have on Altisource. However, in the event these matters materially negatively impact Altisource, we believe the variable nature of our cost structure would allow us to realign our cost structure in line with remaining revenue. Furthermore, in the event of a significant reduction in the volume of services purchased or loans serviced by Ocwen (such as a transfer of Ocwen’s remaining servicing rights to a successor servicer), we believe the impact to Altisource could occur over an extended period of time. During this period, we believe that we will continue to generate revenue from all or a portion of Ocwen’s portfolio.
Additionally, our Servicer Solutions, Origination Solutions, Consumer Real Estate Solutions and Real Estate Investor Solutions businesses are focused on diversifying and growing our revenue and customer base and we have a sales and marketing strategy to support these businesses.
Management believes our plans, together with current liquidity and cash flows from operations, would be sufficient to meet our working capital, capital expenditures, debt service and other cash needs. However, there can be no assurance that our plans will be successful or our operations will be profitable.
Leases
We lease certain premises and equipment under various operating lease agreements. Future minimum lease payments at December 31, 2017 under non-cancelable operating leases with an original term exceeding one year are as follows:

(in thousands)	Operating lease obligations

2018	$19,833
2019	14,012
2020	10,222
2021	6,817
2022	2,676
Thereafter	230

$53,790
Total operating lease expense, net of sublease income, was $19.0 million, $17.6 million and $20.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Sublease income was $1.3 million, $0.5 million and less than $0.1 million for

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

the years ended December 31, 2017, 2016 and 2015, respectively. The minimum lease payments in the table above have not been reduced by minimum sublease rentals of totaling $2.9 million expected to be received under non-cancelable subleases. The operating leases generally relate to office locations and reflect customary lease terms which range from 0 to 9 years in duration.
We have executed four standby letters of credit totaling $1.5 million, related to four office leases that are secured by restricted cash balances.
Escrow and Trust Balances
We hold customers’ assets in escrow and trust accounts at various financial institutions pending completion of certain real estate activities. We also hold cash in trust accounts at various financial institutions where contractual obligations mandate maintaining dedicated bank accounts for our asset recovery management business’s collections. These amounts are held in escrow and trust accounts for limited periods of time and are not included in the consolidated balance sheets. Amounts held in escrow and trust accounts were $35.1 million and $64.1 million at December 31, 2017 and 2016, respectively.
NOTE 24 — SEGMENT REPORTING
Our business segments are based upon our organizational structure, which focuses primarily on the services offered, and are consistent with the internal reporting used by our Chief Executive Officer (our chief operating decision maker) to evaluate operating performance and to assess the allocation of our resources.
Effective January 1, 2017, our reportable segments changed as a result of a change in the way our chief operating decision maker manages our businesses, allocates resources and evaluates performance, and the related changes in our internal organization. We now report our operations through two new reportable segments: Mortgage Market and Real Estate Market. In addition, we report Other Businesses, Corporate and Eliminations separately. Prior to the January 1, 2017 change in reportable segments, our reportable segments were Mortgage Services, Financial Services and Technology Services. The former Mortgage Services segment was separated into the Mortgage Market and Real Estate Market segments. Furthermore, certain of the software services business units that were formerly in the Technology Services segment and the mortgage charge-off collections business that was formerly in the Financial Services segment are now included in the Mortgage Market. Other Businesses, Corporate and Eliminations includes asset recovery management services and customer relationship management services that were formerly in the Financial Services segment as well as IT infrastructure management services formerly in the Technology Services segment. Prior year comparable period segment disclosures have been restated to conform to the current year presentation.
The Mortgage Market segment provides loan servicers and originators with marketplaces, services and technologies that span the mortgage lifecycle. The Real Estate Market segment provides real estate consumers and rental property investors with marketplaces and services that span the real estate lifecycle. In addition, the Other Businesses, Corporate and Eliminations segment includes businesses that provide post-charge-off consumer debt collection services primarily to debt originators (e.g., credit card, auto lending and retail credit), customer relationship management services primarily to the utility, insurance and hotel industries and IT infrastructure management services. Other Businesses, Corporate and Eliminations also includes interest expense and costs related to corporate support functions including executive, finance, law, compliance, human resources, vendor management, facilities, risk management, and sales and marketing costs not allocated to the business units as well as eliminations between the reportable segments.
Financial information for our segments is as follows:

	For the year ended December 31, 2017
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue	$793,684	$89,787	$58,742	$942,213
Cost of revenue	545,507	96,967	57,391	699,865
Gross profit (loss)	248,177	(7,180)	1,351	242,348
Selling, general and administrative expenses	114,215	18,718	59,709	192,642
Income (loss) from operations	133,962	(25,898)	(58,358)	49,706
Total other income (expense), net	72	(4)	(14,399)	(14,331)

Income (loss) before income taxes and non-controlling interests	$134,034	$(25,902)	$(72,757)	$35,375

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

	For the year ended December 31, 2016
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue	$827,324	$86,590	$83,389	$997,303
Cost of revenue	546,540	64,566	78,939	690,045
Gross profit	280,784	22,024	4,450	307,258
Selling, general and administrative expenses	121,508	23,291	69,356	214,155
Litigation settlement loss, net of $4,000 insurance recovery	—	—	28,000	28,000
Income (loss) from operations	159,276	(1,267)	(92,906)	65,103
Total other income (expense), net	154	(5)	(20,931)	(20,782)

Income (loss) before income taxes and non-controlling interests	$159,430	$(1,272)	$(113,837)	$44,321

	For the year ended December 31, 2015
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue	$885,174	$54,199	$112,093	$1,051,466
Cost of revenue	552,676	38,541	96,110	687,327
Gross profit	332,498	15,658	15,983	364,139
Selling, general and administrative expenses	132,334	7,514	81,020	220,868
Impairment losses	64,146	—	7,639	71,785
Change in the fair value of Equator Earn Out	(7,591)	—	—	(7,591)
Income (loss) from operations	143,609	8,144	(72,676)	79,077
Total other income (expense), net	621	2	(26,640)	(26,017)

Income (loss) before income taxes and non-controlling interests	$144,230	$8,146	$(99,316)	$53,060

(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Total assets:
December 31, 2017	$304,346	$64,624	$496,194	$865,164
December 31, 2016	347,067	47,863	294,282	689,212
Our services are primarily provided to customers located in the United States. Premises and equipment, net consist of the following, by country, as of December 31:

(in thousands)	2017	2016

United States	$46,268	$71,418
India	8,136	14,006
Luxembourg	16,688	14,791
Philippines	2,038	3,027
Uruguay	143	231

Total	$73,273	$103,473

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

NOTE 25 — QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables contain selected unaudited statement of operations information for each quarter of 2017 and 2016. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Our business is affected by seasonality.

	2017 quarter ended (1)(2)
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,

Revenue	$240,483	$250,685	$234,979	$216,066
Gross profit	62,530	65,292	60,081	54,445
Income before income taxes and non-controlling interests	9,746	12,160	10,357	3,112
Net income	7,160	9,722	7,766	286,983
Net income attributable to Altisource	6,545	9,035	6,961	286,350

Earnings per share:
Basic	$0.35	$0.49	$0.39	$16.16
Diluted	$0.34	$0.48	$0.38	$15.72

Weighted average shares outstanding:
Basic	18,662	18,335	18,023	17,724
Diluted	19,304	18,836	18,429	18,211

	2016 quarter ended (1)(3)(4)
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,

Revenue	$250,132	$255,799	$252,745	$238,627
Gross profit	81,269	81,428	78,743	65,818
Income (loss) before income taxes and non-controlling interests	21,085	23,977	18,796	(19,537)
Net income (loss)	18,892	20,686	11,472	(19,664)
Net income (loss) attributable to Altisource	18,494	19,994	10,589	(20,384)

Earnings (loss) per share:
Basic	$0.98	$1.08	$0.57	$(1.08)
Diluted	$0.92	$1.02	$0.54	$(1.08)

Weighted average shares outstanding:
Basic	18,855	18,437	18,715	18,788
Diluted	20,040	19,604	19,568	18,788
______________________________________

(1)
The sum of quarterly amounts, including per share amounts, may not equal amounts reported for year-to-date periods. This is due to the effects of rounding and changes in the number of weighted average shares outstanding for each period.

(2)
On December 27, 2017, two of the Company’s wholly-owned subsidiaries, Altisource Solutions S.à r.l. and Altisource Holdings S.à r.l., merged, with Altisource Holdings S.à r.l. as the surviving entity. Altisource Holdings S.à r.l. was subsequently renamed Altisource S.à r.l. The merger is part of a larger subsidiary restructuring plan designed to simplify the Company’s corporate structure, allow it to operate more efficiently and reduce administrative costs. For Luxembourg tax purposes, the merger was recognized at fair value and generated an NOL of $1.3 billion and a deferred tax asset, net of valuation allowance, of $300.9 million as of December 31, 2017. The NOL has a 17 year life. This deferred tax asset was partially offset by the impact of other changes in U.S. and Luxembourg income tax rates of $6.3 million and an increase in certain foreign income tax reserves (and related interest) of $10.5 million. See Note 21.

(3)	We acquired Granite on July 29, 2016. See Note 5.

(4)
During the fourth quarter of 2016, Altisource recorded a litigation settlement loss of $32.0 million in connection with a litigation matter. Also during the fourth quarter of 2016, Altisource recorded an insurance recovery related to this litigation settlement of $4.0 million. See Note 19.

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
As of December 31, 2017, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of December 31, 2017.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Mayer Hoffman McCann P.C. has independently assessed the effectiveness of our internal control over financial reporting and its report is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2018 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2018 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2018 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2018 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2018 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

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

3.1	Amended and Restated Articles of Incorporation of Altisource Portfolio Solutions S.A. (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on August 9, 2017)

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

10.9 †
Altisource Portfolio Solutions S.A. 2009 Equity Incentive Plan, dated as of August 7, 2009 (incorporated by reference from Exhibit 10.8 to Amendment No. 1 to the Registration Statement on Form 10 of Altisource Portfolio Solutions S.A. as filed with the Commission on June 29, 2009)

10.10 †
Employment Contract between Altisource Solutions S.à r.l. and William B. Shepro (incorporated by reference from Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form 10 of Altisource Portfolio Solutions S.A. as filed with the Commission on June 29, 2009)

10.11 †
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

10.13 †	Form of Put Option Agreements (incorporated by reference to Exhibit 10.13 of the Company’s 10-K as filed with the Commission on March 17, 2010)

10.14 †
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

10.16 †
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

10.18 †
First Amendment to the Employment Contract dated as of August 15, 2012 between Altisource Solutions S.à r.l. and William B. Shepro (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 20, 2012)

10.19 †
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

10.34 **
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

10.51 †	Form of Cash Retention Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 21, 2015)

10.52 †	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on April 21, 2015)

10.53 †	Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on July 23, 2015)

10.54 †	Employment Agreement dated April 30, 2013 between Altisource Solutions S.à r.l. and Vivek Bhandari (incorporated by reference to Exhibit 10.60 of the Company’s Form 10-K filed on March 15, 2016)

10.55 †	Employment Agreement dated June 17, 2011 between Altisource Solutions S.à r.l. and Joseph A. Davila (incorporated by reference to Exhibit 10.61 of the Company’s Form 10-K filed on March 15, 2016)

10.56 †
Amended and Restated Employment Agreement effective as of October 1, 2014 between Altisource Solutions S.à r.l. and Gregory J. Ritts (incorporated by reference to Exhibit 10.63 of the Company’s Form 10-K filed on March 15, 2016)

10.57 †
Non-Qualified Stock Option Award Agreement between the Company and Gregory J. Ritts dated as of August 29, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on October 27, 2016)

10.58 †
Non-Qualified Stock Option Award Agreement between the Company and Vivek Bhandari dated as of August 29, 2016 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on October 27, 2016)

10.59 †	Form of Director Restricted Share Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 24, 2016)

10.60
Amendment and Waiver Agreement dated September 30, 2016 between Altisource Solutions S.à r.l. and Altisource Residential Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 3, 2016)

10.61 †	Form of Non-Qualified Stock Option Award Agreement (2017 Performance-Based Stock Options) (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 13, 2017)

10.62 †	Form of Non-Qualified Stock Option Award Agreement (Service Revenue Stock Options) (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on April 13, 2017)

10.63 †	Form of Restricted Stock Award Agreement (2017 Performance-Based Restricted Shares) (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on April 13, 2017)

10.64 †	Form of Restricted Stock Award Agreement (Service-Based Restricted Shares) (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on April 13, 2017)

10.65 †
Employment Agreement dated August 3, 2017 between Altisource Solutions S.à r.l. and Indroneel Chatterjee (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed on October 26, 2017)

10.66 †
Non-Qualified Stock Option Award Agreement between the Company and Indroneel Chatterjee dated as of October 5, 2017 (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q filed on October 26, 2017)

10.67 †
Restricted Stock Award Agreement between the Company and Indroneel Chatterjee dated as of October 5, 2017 (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-Q filed on October 26, 2017)

10.68 **
Cooperative Brokerage Agreement, dated as of August 28, 2017, between REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.8 of the Company’s Form 10-Q filed on October 26, 2017)

10.69 **
Letter Agreement, dated as of August 28, 2017, between New Residential Investment Corp., New Residential Mortgage LLC, REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-Q filed on October 26, 2017)

10.70
Amendment No. 4 to Credit Agreement, dated as of December 1, 2017, among Altisource Solutions S.à r.l., Altisource Holdings S.à r.l., Altisource Portfolio Solutions S.A., Bank of America, N.A, as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 7, 2017)

10.71 *, **
First Amendment to the Cooperative Brokerage Agreement, dated as of November 16, 2017, between REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp.

10.72 *, **
Second Amendment to the Cooperative Brokerage Agreement, dated as of January 18, 2018, between REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp.

21.1 *	Subsidiaries of the Registrant.

23.1 *	Consent of Independent Registered Public Accounting Firm (Mayer Hoffman McCann P.C.).

23.2 *	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

31.1 *	Section 302 Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2 *	Section 302 Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1 *	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at December 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations and Comprehensive Income for each of the years in the three-year period ended December 31, 2017; (iii) Consolidated Statements of Equity for each of the years in the three-year period ended December 31, 2017 (iv) Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2017; (v) Notes to Consolidated Financial Statements; and (vi) Financial Statement Schedule.

______________________________________

*	Filed herewith

**	Portions of this exhibit have been redacted pursuant to a request for confidential treatment. The non-public information has been filed separately with the Securities and Exchange Commission.

†	Denotes management contract or compensatory arrangement

SCHEDULE II.	VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2017, 2016 and 2015:

		Additions
(in thousands)	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts Note (1)	Deductions Note (2)	Balance at End of Period

Deductions from asset accounts:

Allowance for doubtful accounts:

Year 2017	$10,424	$5,116	$(3,107)	$1,854	$10,579
Year 2016	18,456	1,829	250	10,111	10,424
Year 2015	22,675	5,514	(4)	9,729	18,456

Valuation allowance for deferred tax assets:

Year 2017	$3,467	$42,816	$—	$—	$46,283
Year 2016	3,558	228	—	319	3,467
Year 2015	3,115	674	—	231	3,558
______________________________________

(1)	For allowance for doubtful accounts, primarily includes amounts previously written off which were credited directly to this account when recovered.

(2)	For allowance for doubtful accounts, amounts written off as uncollectible or transferred to other accounts or utilized.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 22, 2018

Altisource Portfolio Solutions S.A.

By:	/s/ William B. Shepro
	Name:	William B. Shepro
	Title:	Director and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michelle D. Esterman
	Name:	Michelle D. Esterman
	Title:	Executive Vice President, Finance
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timo Vättö	Chairman of the Board of Directors	February 22, 2018
Timo Vättö

/s/ William B. Shepro	Director and Chief Executive Officer	February 22, 2018
William B. Shepro	(Principal Executive Officer)

/s/ Orin S. Kramer	Director	February 22, 2018
Orin S. Kramer

/s/ W. Michael Linn	Director	February 22, 2018
W. Michael Linn

/s/ Joseph L. Morettini	Director	February 22, 2018
Joseph L. Morettini

/s/ Roland Müller-Ineichen	Director	February 22, 2018
Roland Müller-Ineichen

/s/ Indroneel Chatterjee	Chief Financial Officer	February 22, 2018
Indroneel Chatterjee	(Principal Financial Officer)

/s/ Michelle D. Esterman	Executive Vice President, Finance	February 22, 2018
Michelle D. Esterman	(Principal Accounting Officer)