Form 10-Q
period 2018-03-31
Altisource Portfolio Solutions S.A.
filed 2018-04-26
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

As of April 20, 2018, there were 17,204,646 outstanding shares of the registrant’s shares of beneficial interest (excluding 8,208,102 shares held as treasury stock).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$84,850	$105,006
Investment in equity securities	41,652	49,153
Accounts receivable, net	50,839	52,740
Prepaid expenses and other current assets	73,955	64,742
Total current assets	251,296	271,641

Premises and equipment, net	65,585	73,273
Goodwill	86,283	86,283
Intangible assets, net	112,918	120,065
Deferred tax assets, net	305,679	303,707
Other assets	10,012	10,195

Total assets	$831,773	$865,164

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$66,475	$84,400
Current portion of long-term debt	5,945	5,945
Deferred revenue	15,489	9,802
Other current liabilities	6,651	9,414
Total current liabilities	94,560	109,561

Long-term debt, less current portion	401,716	403,336
Other non-current liabilities	15,415	12,282

Commitments, contingencies and regulatory matters (Note 19)

Equity:
Common stock ($1.00 par value; 100,000 shares authorized, 25,413 issued and 17,343 outstanding as of March 31, 2018; 100,000 shares authorized, 25,413 shares issued and 17,418 outstanding as of December 31, 2017)	25,413	25,413
Additional paid-in capital	114,676	112,475
Retained earnings	600,253	626,600
Accumulated other comprehensive income	—	733
Treasury stock, at cost (8,070 shares as of March 31, 2018 and 7,995 shares as of December 31, 2017)	(421,486)	(426,609)
Altisource equity	318,856	338,612

Non-controlling interests	1,226	1,373
Total equity	320,082	339,985

Total liabilities and equity	$831,773	$865,164

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Three months ended March 31,
	2018	2017

Revenue	$197,438	$240,483
Cost of revenue	147,194	177,953

Gross profit	50,244	62,530
Selling, general and administrative expenses	43,124	47,701

Income from operations	7,120	14,829
Other income (expense), net:
Interest expense	(5,863)	(5,798)
Unrealized loss on investment in equity securities (Note 3)	(7,501)	—
Other income (expense), net	1,272	715
Total other income (expense), net	(12,092)	(5,083)

(Loss) income before income taxes and non-controlling interests	(4,972)	9,746
Income tax benefit (provision)	1,365	(2,586)

Net (loss) income	(3,607)	7,160
Net income attributable to non-controlling interests	(525)	(615)

Net (loss) income attributable to Altisource	$(4,132)	$6,545

(Loss) earnings per share:
Basic	$(0.24)	$0.35
Diluted	$(0.24)	$0.34

Weighted average shares outstanding:
Basic	17,378	18,662
Diluted	17,378	19,304

Comprehensive (loss) income:
Net (loss) income	$(3,607)	$7,160
Other comprehensive income, net of tax:
Reclassification of unrealized gain on investment in equity securities, net of income tax provision of $200, to retained earnings from the cumulative effect of an accounting change (Note 1)	(733)	—
Unrealized gain on investment in equity securities, net of income tax provision of $4,725	—	12,723

Comprehensive (loss) income, net of tax	(4,340)	19,883
Comprehensive income attributable to non-controlling interests	(525)	(615)

Comprehensive (loss) income attributable to Altisource	$(4,865)	$19,268

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Altisource Equity
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock, at cost	Non-controlling interests	Total
	Shares

Balance, December 31, 2016	25,413	$25,413	$107,288	$333,786	$(1,745)	$(403,953)	$1,405	$62,194

Comprehensive income:
Net income	—	—	—	6,545	—	—	615	7,160
Other comprehensive income, net of tax	—	—	—	—	12,723	—	—	12,723
Distributions to non-controlling interest holders	—	—	—	—	—	—	(569)	(569)
Share-based compensation expense	—	—	695	—	—	—	—	695
Cumulative effect of an accounting change (Note 13)	—	—	932	(932)	—	—	—	—
Exercise of stock options	—	—	—	(2,872)	—	3,624	—	752
Repurchase of shares	—	—	—	—	—	(10,590)	—	(10,590)

Balance, March 31, 2017	25,413	$25,413	$108,915	$336,527	$10,978	$(410,919)	$1,451	$72,365

Balance, December 31, 2017	25,413	$25,413	$112,475	$626,600	$733	$(426,609)	$1,373	$339,985

Net (loss) income	—	—	—	(4,132)	—	—	525	(3,607)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(672)	(672)
Share-based compensation expense	—	—	2,201	—	—	—	—	2,201
Cumulative effect of accounting changes (Note 1)	—	—	—	(9,715)	(733)	—	—	(10,448)
Exercise of stock options and issuance of restricted shares	—	—	—	(12,500)	—	15,117	—	2,617
Repurchase of shares	—	—	—	—	—	(9,994)	—	(9,994)

Balance, March 31, 2018	25,413	$25,413	$114,676	$600,253	$—	$(421,486)	$1,226	$320,082

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2018	2017

Cash flows from operating activities:
Net (loss) income	$(3,607)	$7,160
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	8,721	10,008
Amortization of intangible assets	7,147	9,146
Change in the fair value of acquisition related contingent consideration	—	8
Unrealized loss on investment in equity securities	7,501	—
Share-based compensation expense	2,201	695
Bad debt expense	724	1,903
Amortization of debt discount	89	105
Amortization of debt issuance costs	273	291
Deferred income taxes	(1,972)	—
Loss on disposal of fixed assets	489	1,480
Changes in operating assets and liabilities:
Accounts receivable	2,289	2,880
Prepaid expenses and other current assets	(9,213)	(4,749)
Other assets	481	(374)
Accounts payable and accrued expenses	(18,189)	(10,177)
Other current and non-current liabilities	(5,503)	(36,735)
Net cash used in operating activities	(8,569)	(18,359)

Cash flows from investing activities:
Additions to premises and equipment	(1,258)	(1,944)
Net cash used in investing activities	(1,258)	(1,944)

Cash flows from financing activities:
Repayment of long-term debt	(1,486)	(1,486)
Debt issuance costs	(496)	—
Proceeds from stock option exercises	2,617	752
Purchase of treasury shares	(9,994)	(10,590)
Distributions to non-controlling interests	(672)	(569)
Net cash used in financing activities	(10,031)	(11,893)

Net decrease in cash, cash equivalents and restricted cash	(19,858)	(32,196)
Cash, cash equivalents and restricted cash at the beginning of the period	108,843	153,421

Cash, cash equivalents and restricted cash at the end of the period	$88,985	$121,225

Supplemental cash flow information:
Interest paid	$5,269	$5,456
Income taxes paid, net	946	6,515

Non-cash investing and financing activities:
Increase in payables for purchases of premises and equipment	$264	$2,094
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
Basis of Accounting and Presentation
The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the interim data includes all normal recurring adjustments considered necessary to fairly state the results for the interim periods presented. The preparation of interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our interim condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Intercompany transactions and accounts have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.
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
The management agreement between MPA and Lenders One, pursuant to which MPA is the management company, represents a variable interest in a variable interest entity. MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact the cooperative’s economic performance and the right to receive benefits from the cooperative. As a result, Lenders One is presented in the accompanying condensed consolidated financial statements on a consolidated basis and the interests of the members are reflected as non-controlling interests. As of March 31, 2018, Lenders One had total assets of $4.8 million and total liabilities of $3.2 million. As of December 31, 2017, Lenders One had total assets of $4.6 million and total liabilities of $3.1 million.
These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 22, 2018.
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

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Recently Adopted Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) and during 2016, the FASB issued additional guidance providing clarifications and corrections, including: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (collectively “Topic 606”). Topic 606 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most prior revenue recognition guidance. This new standard requires that an entity recognize revenue for the transfer of promised goods or services to a customer in an amount that reflects the consideration that the entity expects to receive and consistent with the delivery of the performance obligation described in the underlying contract with the customer.
The Company adopted Topic 606 effective January 1, 2018 using the cumulative effect method. As a result of this adoption, the Company recognized an $11.2 million increase in deferred revenue, a $1.1 million increase in unbilled accounts receivable, a $0.3 million increase in other current liabilities and a $10.4 million decrease in retained earnings as of January 1, 2018. Because the Company adopted Topic 606 retrospectively with a cumulative effect as of January 1, 2018, the comparative results as of December 31, 2017 and for the three months ended March 31, 2017 have not been restated and continue to be reported under Accounting Standards Codification Topic 605, Revenue Recognition and SEC Staff Accounting Bulletin Topic 13, Revenue Recognition. The details of the significant changes and quantitative impact of the adoption of Topic 606 are described below. Also see Note 14 for additional information on revenues, including disaggregation of revenue and contract balances.
As a result of the adoption of Topic 606, the Company’s accounting policy for revenue recognition is as follows:
We recognize revenue from the services we provide in accordance with the 5-step process outlined in Topic 606. We recognize revenue when we satisfy a performance obligation by transferring control of a product or service to a customer in an amount that reflects the consideration that we expect to receive. This revenue can be recognized at a point in time or over time. We invoice customers based on our contractual arrangements with each customer, which may not be consistent with the period that revenues are recognized. When there is a timing difference between when we invoice customers and when revenues are recognized, we record either a contract asset (unbilled accounts receivable) or a contract liability (deferred revenue or other current liabilities), as appropriate. A description of our principal revenue generating activities by reportable segment are as follows:
Mortgage Market

•	For the majority of the services we provide, we recognize transactional revenue when the service is provided.

•
For loan servicing technologies, we recognize revenue based on the number of loans on the system, on a per-transaction basis or over the estimated average number of months the loans and real estate owned (“REO”) are on the platform, as applicable. We generally recognize revenue for professional services relating to loan servicing technologies over the contract period. For our loan origination system, we generally recognize revenue over the contract term, beginning on the commencement date of each contract. For foreclosure trustee services, we recognize revenue over the period during which we perform the related services, with full recognition upon completion and/or recording the related foreclosure deed. For loan disbursement processing services, we recognize revenue over the period during which we perform the processing services with full recognition upon completion of the disbursements. We use judgment to determine the period over which we recognize revenue for certain of these services. For mortgage charge-off collections performed on behalf of our clients, we recognize revenue as a percentage of amounts collected following collection from the borrowers.

•
For real estate brokerage and auction services, we recognize revenue on a net basis as we perform services as an agent without assuming the risks and rewards of ownership of the asset and the commission earned on the sale is a fixed percentage.

•
Reimbursable expenses revenue, primarily related to our property preservation and inspection services, real estate sales and our foreclosure trustee services businesses, is included in revenue with an equal amount recognized in cost of revenue. These amounts are recognized on a gross basis, principally because generally we have control over selection of vendors and the vendor relationship is with us, rather than with our customers.

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Real Estate Market

•	For the majority of the services we provide, we recognize transactional revenue when the service is provided.

•
For our renovation services, revenue is recognized over the period of the construction activity, based on the estimated percentage of completion of the projects. We use judgment to determine the period over which we recognize revenue for certain of these services. For real estate brokerage and auction services, we recognize revenue on a net basis as we perform services as an agent without assuming the risks and rewards of ownership of the asset and the commission earned on the sale is a fixed percentage. For the buy-renovate-lease-sell business, we recognize revenue associated with our sales of short-term investments in real estate on a gross basis as we assume the risks and rewards of ownership of the asset.

•
Reimbursable expenses revenue, primarily related to our real estate sales business, is included in revenue with an equal offsetting expense recognized in cost of revenue. These amounts are recognized on a gross basis, principally because generally we have control over selection of vendors and the vendor relationship is with us, rather than with our customers.

Other Businesses, Corporate and Eliminations

•
For the majority of the services we provide, we recognize transactional revenue when the service is provided. We generally earn fees for our post-charge-off consumer debt collection services as a percentage of the amount we collect on delinquent consumer receivables and recognize revenue following collection from the borrowers. We provide customer relationship management services for which we typically earn and recognize revenue on a per-person, per-call or per-minute basis as the related services are performed.

•
For the information technology (“IT”) infrastructure services we provide to Ocwen Financial Corporation (“Ocwen”), Front Yard Residential Corporation (“RESI”) and Altisource Asset Management Corporation (“AAMC”), we recognize revenue primarily based on the number of users of the applicable systems, fixed fees and the number and type of licensed platforms. We recognize revenue associated with implementation services upon completion and maintenance ratably over the related service period.

The following table summarizes the impact of adopting Topic 606 on the Company’s condensed consolidated balance sheet as of March 31, 2018:

	Impact of the adoption of Topic 606
(in thousands)	As reported	Adjustments	Balances without adoption of Topic 606

Accounts receivable, net	$50,839	$(28)	$50,811
Total current assets	251,296	(28)	251,268
Total assets	831,773	(28)	831,745

Other current liabilities	6,651	348	6,999
Deferred revenue	15,489	(6,655)	8,834
Total current liabilities	94,560	(6,307)	88,253

Deferred revenue, non-current	5,529	(3,890)	1,639

Retained earnings	600,253	10,169	610,422
Altisource equity	318,856	10,169	329,025
Total equity	320,082	10,169	330,251
Total liabilities and equity	831,773	(28)	831,745

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

The following table summarizes the impact of adopting Topic 606 on the Company’s condensed consolidated statement of operations and comprehensive income for the three months ended March 31, 2018:

	Impact of the adoption of Topic 606
(in thousands)	As reported	Adjustments	Balances without adoption of Topic 606

Revenue	$197,438	$412	$197,850
Cost of revenue	147,194	797	147,991
Gross profit	50,244	(385)	49,859
Income from operations	7,120	(385)	6,735
Loss before income taxes and non-controlling interests	(4,972)	(385)	(5,357)
Income tax benefit	1,365	106	1,471
Net loss	(3,607)	(279)	(3,886)
Net loss attributable to Altisource	(4,132)	(279)	(4,411)
The adoption of Topic 606 did not have any impact on net cash flows used in operating, financing or investing activities on the Company’s condensed consolidated statement of cash flows for the three months ended March 31, 2018.
Financial Instruments
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This standard requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The standard also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. It also amends certain financial statement presentation and disclosure requirements associated with the fair value of financial instruments. This standard was effective for the Company on January 1, 2018. The adoption of this standard resulted in a cumulative effect adjustment to increase retained earnings and decrease accumulated other comprehensive income by $0.7 million on January 1, 2018. Changes in the fair value of the Company’s investment in RESI subsequent to January 1, 2018, as well as any equity investments acquired in the future, will be reflected as a component of net income in the Company’s condensed consolidated statements of operations and comprehensive income.
Other Recently Adopted Accounting Pronouncements
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This standard addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This standard was effective for the Company on January 1, 2018, and the adoption of this guidance did not have any effect on the Company’s condensed consolidated statement of cash flows.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This standard requires that companies recognize the income tax consequences of an intra-entity transfer of an asset (other than inventory) when the transfer occurs. Previous guidance prohibited companies from recognizing current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This standard was effective for the Company on January 1, 2018, and the adoption of this guidance did not have any effect on the Company’s results of operations and financial position.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This standard requires that companies include restricted cash and restricted cash equivalents in their cash and cash equivalent balances in the statement of cash flows. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard was effective for the Company on January 1, 2018, and was adopted using the retrospective transition method, as required by the standard. The adoption of this standard resulted in the classification of the Company’s restricted cash with cash and cash equivalents reported in the Company’s condensed consolidated statements of cash flows. As a result, the Company included $4.1 million, $3.8 million, $4.1 million and $4.1 million of restricted cash with cash and cash equivalents in its condensed consolidated statements of cash flows as of March 31, 2018, December 31, 2017, March 31, 2017 and December 31, 2016, respectively.

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This standard clarifies the definition of a business and provides a screen to determine if a set of inputs, processes and outputs is a business. The screen requires that when substantially all of the fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the assets acquired would not be a business. Under the new guidance, in order to be considered a business, an acquisition must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. In addition, the standard narrows the definition of the term “output” so that it is consistent with how it is described in Topic 606. This standard was effective for the Company on January 1, 2018, and the adoption of this guidance did not have any effect on the Company’s results of operations and financial position.
In February 2017, the FASB issued ASU No. 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This standard was issued to clarify the scope of Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets, and to add guidance for partial sales of nonfinancial assets. Subtopic 610-20 provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. This standard was effective for the Company on January 1, 2018, and the adoption of this guidance did not have any effect on the Company’s results of operations and financial position.
In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. This standard provides guidance about which changes to the terms or conditions of a share-based payment award require the application of modification accounting. This standard requires companies to continue to apply modification accounting, unless the fair value, vesting conditions and classification of an award all do not change as a result of the modification. This standard was effective for the Company on January 1, 2018, and the adoption of this guidance did not have any effect on the Company’s results of operations and financial position.
Future Adoption of New Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard introduces a new lessee model that brings substantially all leases on the balance sheet. This standard will require companies to recognize lease assets and lease liabilities on their balance sheets and disclose key information about leasing arrangements in their financial statements. This standard will be effective for annual periods beginning after December 15, 2018, including interim periods within that reporting period. Early application of this standard is permitted. The Company is currently evaluating the impact of this guidance on its results of operations and financial position. Based on the Company’s preliminary analysis of arrangements where the Company is a lessee, we estimate that the new standard, if implemented as of March 31, 2018, would result in approximately $22.0 million right-of-use assets and lease liabilities on the Company’s condensed consolidated balance sheet as of March 31, 2018. The Company will continue to analyze the impact of this guidance and refine the estimated impact on its results of operations and financial position.
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

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 2 — CUSTOMER CONCENTRATION
During the three months ended March 31, 2018, Ocwen was our largest customer, accounting for 52% of our total revenue. Ocwen is a residential mortgage loan servicer of mortgage servicing rights (“MSRs”) it owns, including those MSRs in which others have an economic interest, and a subservicer of MSRs owned by others. Ocwen purchases certain mortgage services and technology services from us under the terms of master services agreements and amendments thereto (collectively, the “Ocwen Services Agreements”) with terms extending through August 2025. Certain of the Ocwen Service Agreements contain a “most favored nation” provision and also grant the parties the right to renegotiate pricing, among other things. Certain of the Ocwen Service Agreements also prohibit Ocwen from establishing fee-based businesses that would directly or indirectly compete with Altisource’s services with respect to the Homeward Residential, Inc. and Residential Capital, LLC loan portfolios acquired by Ocwen in December 2012 and February 2013, respectively. Ocwen also purchases certain origination services from Altisource under an agreement that continues until January 2019, but which is subject to a 90 day termination right by Ocwen.
Revenue from Ocwen primarily consists of revenue earned from the loan portfolios serviced by Ocwen when Ocwen designates us as the service provider and revenue earned directly from Ocwen. For the three months ended March 31, 2018 and 2017, we generated revenue from Ocwen of $102.0 million and $141.4 million, respectively. Revenue from Ocwen as a percentage of segment and consolidated revenue was as follows for the three months ended March 31:

	2018	2017

Mortgage Market	60%	68%
Real Estate Market	1%	1%
Other Businesses, Corporate and Eliminations	9%	14%
Consolidated revenue	52%	59%
We earn additional revenue related to the loan portfolios serviced by Ocwen when a party other than Ocwen or the MSR owner selects Altisource as the service provider. For the three months ended March 31, 2018 and 2017, we recognized revenue of $15.2 million and $41.7 million, respectively, related to the loan portfolios serviced by Ocwen when a party other than Ocwen or the MSR owner selected Altisource as the service provider. These amounts are not included in deriving revenue from Ocwen as a percentage of revenue in the table above.
As of March 31, 2018, accounts receivable from Ocwen totaled $18.4 million, $13.4 million of which was billed and $5.0 million of which was unbilled. As of December 31, 2017, accounts receivable from Ocwen totaled $18.9 million, $13.6 million of which was billed and $5.3 million of which was unbilled.
As of June 30, 2017, we estimate that New Residential Investment Corp. (individually, together with one or more of its subsidiaries or one or more of its subsidiaries individually, “NRZ”) owned certain economic rights in, but not legal title to, approximately 78% of Ocwen’s non-government-sponsored enterprise (“non-GSE”) MSRs (the “Subject MSRs”). As previously disclosed, in July 2017, Ocwen and NRZ entered into agreements to convert NRZ’s economic rights to the Subject MSRs into fully-owned MSRs in exchange for payments from NRZ to Ocwen when such Subject MSRs were transferred. The transfers are subject to certain third party consents. Ocwen disclosed that under these agreements, Ocwen would subservice the transferred Subject MSRs for an initial term of five years, and the agreements provided for the conversion of the existing arrangements into a more traditional subservicing arrangement.
In January 2018, Ocwen disclosed that it and NRZ entered into new agreements to accelerate the implementation of certain parts of their July 2017 arrangement in order to achieve the intent of the July 2017 agreements sooner while Ocwen continues the process of obtaining the third party consents necessary to transfer the Subject MSRs to NRZ.
On August 28, 2017, Altisource, through its licensed subsidiaries, entered into a Cooperative Brokerage Agreement, as amended, and related letter agreement (collectively, the “Brokerage Agreement”) with NRZ which extends through August 2025. Under this agreement and related amendments, Altisource remains the exclusive provider of brokerage services for REO associated with the Subject MSRs when Ocwen transfers such MSRs to NRZ or when NRZ acquires both an additional economic interest in such Subject MSRs and the right to designate the broker for REO properties in such portfolios. The Brokerage Agreement provides that Altisource is the exclusive provider of brokerage services for REO associated with the Subject MSRs, irrespective of the sub-servicer. NRZ’s brokerage subsidiary will receive a cooperative brokerage commission on the sale of certain REO properties from these portfolios subject to certain exceptions.
For the three months ended March 31, 2018, we earned revenue from NRZ of $10.3 million following the transfer of certain of the Subject MSRs from Ocwen to NRZ (the “Transferred MSRs”) (no comparative amount in 2017). For the three months ended

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2018, we earned additional revenue of $16.1 million relating to the Transferred MSRs when a party other than NRZ selects Altisource as the service provider (no comparative amount in 2017).
On August 28, 2017, Altisource and NRZ also entered into a non-binding Letter of Intent, as amended, to enter into a Services Agreement (the “Services LOI”), setting forth the terms pursuant to which Altisource would remain the exclusive service provider of fee-based services for the Subject MSRs through August 2025. The Services LOI was amended to continue through April 30, 2018 with a further automatic extension through May 15, 2018 provided that the parties continue to negotiate the Services Agreement in good faith.
The Brokerage Agreement can be terminated by Altisource if the Services Agreement is not signed by Altisource and NRZ during the term of the Services LOI, as extended. The Brokerage Agreement may otherwise only be terminated upon the occurrence of certain specified events. Termination events include, but are not limited to, a breach of the terms of the Brokerage Agreement (including, without limitation, the failure to meet performance standards and non-compliance with law in a material respect), the failure to maintain licenses which failure materially prevents performance of the contract, regulatory allegations of non-compliance resulting in an adversarial proceeding against NRZ, voluntary or involuntary bankruptcy, appointment of a receiver, disclosure in a Form 10-K or Form 10-Q that there is significant uncertainty about Altisource’s ability to continue as a going concern, failure to maintain a specified level of cash and an unapproved change of control.
We anticipate that revenue from NRZ will increase over time and revenue from Ocwen will decrease. As Subject MSRs continue to transfer from Ocwen to NRZ and following the anticipated execution of the Services Agreement, we expect that NRZ will become our largest customer. Had all of the Subject MSRs been transferred to NRZ and the Brokerage Agreement and the Services Agreement with NRZ been in place as of January 1, 2018, we estimate that approximately 48% of our revenue for the three months ended March 31, 2018 would have been related to NRZ. There can be no assurance that the parties will reach an agreement with respect to the terms of the Services Agreement or that a Services Agreement will be entered into on a timely basis or at all.
NOTE 3 — INVESTMENT IN EQUITY SECURITIES
During 2016, we purchased 4.1 million shares of RESI common stock for $48.2 million. This investment is reflected in the condensed consolidated balance sheets at a fair value of $41.7 million as of March 31, 2018 and $49.2 million as of December 31, 2017. During the three months ended March 31, 2018, we recognized an unrealized loss of $7.5 million on our investment in RESI as a result of a decline in the market value of RESI common shares in the condensed consolidated statements of operations and comprehensive income. During the three months ended March 31, 2017, an unrealized gain on our investment in RESI of $12.7 million, net of income tax expense, was reflected in other comprehensive income in the condensed consolidated statements of operations and comprehensive income (See Note 1 for additional information on the adoption of the new accounting standard on investments in equity securities). During the three months ended March 31, 2018 and 2017, we earned dividends of $0.6 million in each period related to this investment.
NOTE 4 — ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consists of the following:

(in thousands)	March 31, 2018	December 31, 2017

Billed	$42,509	$40,787
Unbilled	19,231	22,532
	61,740	63,319
Less: Allowance for doubtful accounts	(10,901)	(10,579)

Total	$50,839	$52,740
Unbilled accounts receivable consist primarily of certain real estate asset management and sales services for which we generally recognize revenue when the service is provided but collect upon closing of the sale, and foreclosure trustee services, for which we generally recognize revenues over the service delivery period but bill following completion of the service. We also include amounts in unbilled accounts receivable that are earned during a month and billed in the following month.

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 5 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

(in thousands)	March 31, 2018	December 31, 2017

Short-term investments in real estate	$39,320	$29,405
Maintenance agreements, current portion	6,362	8,014
Income taxes receivable	9,702	9,227
Prepaid expenses	7,748	7,898
Other current assets	10,823	10,198

Total	$73,955	$64,742
NOTE 6 — PREMISES AND EQUIPMENT, NET
Premises and equipment, net consists of the following:

(in thousands)	March 31, 2018	December 31, 2017

Computer hardware and software	$180,488	$179,567
Leasehold improvements	33,202	33,417
Furniture and fixtures	14,015	14,092
Office equipment and other	9,574	9,388
	237,279	236,464
Less: Accumulated depreciation and amortization	(171,694)	(163,191)

Total	$65,585	$73,273
Depreciation and amortization expense totaled $8.7 million and $10.0 million for the three months ended March 31, 2018 and 2017, respectively, and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive income.
NOTE 7 — GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following is a summary of goodwill by segment:

(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Total

Balance as of March 31, 2018 and December 31, 2017	$73,259	$10,056	$2,968	$86,283

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Intangible Assets, net
Intangible assets, net consist of the following:

	Weighted average estimated useful life (in years)	Gross carrying amount		Accumulated amortization		Net book value
(in thousands)		March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017

Definite lived intangible assets:
Customer related intangible assets	10	$277,828	$277,828	$(194,470)	$(188,258)	$83,358	$89,570
Operating agreement	20	35,000	35,000	(14,307)	(13,865)	20,693	21,135
Trademarks and trade names	13	15,354	15,354	(9,080)	(8,881)	6,274	6,473
Non-compete agreements	4	1,560	1,560	(995)	(897)	565	663
Intellectual property	10	300	300	(123)	(115)	177	185
Other intangible assets	5	3,745	3,745	(1,894)	(1,706)	1,851	2,039

Total		$333,787	$333,787	$(220,869)	$(213,722)	$112,918	$120,065
Amortization expense for definite lived intangible assets was $7.1 million and $9.1 million for the three months ended March 31, 2018 and 2017, respectively. Anticipated annual definite lived intangible asset amortization for 2018 through 2022 is $26.4 million, $21.8 million, $18.2 million, $11.4 million and $7.3 million, respectively.
NOTE 8 — OTHER ASSETS
Other assets consist of the following:

(in thousands)	March 31, 2018	December 31, 2017

Security deposits	$5,150	$5,304
Restricted cash	4,135	3,837
Maintenance agreements, non-current portion	189	362
Other	538	692

Total	$10,012	$10,195
NOTE 9 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable and accrued expenses consist of the following:

(in thousands)	March 31, 2018	December 31, 2017

Accounts payable	$11,324	$15,682
Accrued expenses - general	30,628	27,268
Accrued salaries and benefits	24,523	41,363
Income taxes payable	—	87

Total	$66,475	$84,400

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Other current liabilities consist of the following:

(in thousands)	March 31, 2018	December 31, 2017

Unfunded cash account balances	$3,597	$5,900
Other	3,054	3,514

Total	$6,651	$9,414
NOTE 10 — LONG-TERM DEBT
Long-term debt consists of the following:

(in thousands)	March 31, 2018	December 31, 2017

Senior secured term loan	$412,095	$413,581
Less: Debt issuance costs, net	(3,381)	(3,158)
Less: Unamortized discount, net	(1,053)	(1,142)
Net long-term debt	407,661	409,281
Less: Current portion	(5,945)	(5,945)

Long-term debt, less current portion	$401,716	$403,336
On November 27, 2012, Altisource Solutions S.à r.l., a wholly-owned subsidiary of Altisource Portfolio Solutions S.A., entered into a senior secured term loan agreement with Bank of America, N.A., as administrative agent, and certain lenders. Altisource Portfolio Solutions S.A. and certain subsidiaries were guarantors of the senior secured term loan (collectively, the “Guarantors”). We subsequently entered into four amendments to the senior secured term loan agreement to, among other changes, increase the principal amount of the senior secured term loan, re-establish the $200.0 million incremental senior secured term loan facility accordion, lower the interest rate, extend the maturity date by approximately one year, increase the maximum amount of Restricted Junior Payments (as defined in the senior secured term loan agreement; other capitalized terms, unless defined herein, are defined in the senior secured term loan agreement) and certain other changes including to facilitate an internal restructuring of the Company’s subsidiaries. On April 3, 2018, Altisource Portfolio Solutions S.A. and Altisource S.à r.l. entered into a credit agreement with Morgan Stanley Senior Funding, Inc. as administrative agent and collateral agent and the other lender parties thereto, pursuant to which the lenders have agreed to extend credit to Altisource S.à r.l. in the form of (i) Term B Loans (as defined in the credit agreement) in an aggregate principal amount equal to $412.0 million and (ii) a $15.0 million revolving credit facility. The proceeds of the Term B Loans were used to refinance Altisource S.à r.l.’s senior secured term loan. See Note 21 for additional information on the April 3, 2018 Term B Loans and revolving credit facility.
The senior secured term loan was required to be repaid in equal consecutive quarterly principal installments of $1.5 million, with the balance due at maturity. All amounts outstanding under the senior secured term loan agreement would have been due on the earlier of (i) December 9, 2020 and (ii) the date on which the loans are declared to be due and owing by the administrative agent at the request (or with the consent) of the Required Lenders or as otherwise provided in the senior secured term loan agreement upon the occurrence of any event of default under the senior secured term loan agreement.
In addition to the scheduled principal payments, subject to certain exceptions, the senior secured term loan was subject to mandatory prepayment upon issuances of debt, casualty and condemnation events and sales of assets, as well as from a percentage of Consolidated Excess Cash Flow if the leverage ratio is greater than 3.00 to 1.00, as calculated in accordance with the provisions of the senior secured term loan agreement (the percentage increases if the leverage ratio exceeds 3.50 to 1.00). No mandatory prepayments were owed for the three months ended March 31, 2018.
The senior secured term loan bore interest at rates based upon, at our option, the Adjusted Eurodollar Rate or the Base Rate. Adjusted Eurodollar Rate loans bore interest at a rate per annum equal to the sum of (i) the greater of (x) the Adjusted Eurodollar Rate for the applicable interest period and (y) 1.00% plus (ii) a 3.50% margin. Base Rate loans bore interest at a rate per annum equal to the sum of (i) the greater of (x) the Base Rate and (y) 2.00% plus (ii) a 2.50% margin. The interest rate at March 31, 2018 was 5.38%.

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Senior secured term loan payments were guaranteed by the Guarantors and were secured by a pledge of all equity interests of certain subsidiaries as well as a lien on substantially all of the assets of Altisource S.à r.l. and the Guarantors, subject to certain exceptions.
The senior secured term loan agreement included covenants that restricted or limited, among other things, our ability to create liens and encumbrances; incur additional indebtedness; sell, transfer or dispose of assets; make Restricted Junior Payments including share repurchases, dividends and repayment of junior indebtedness; change lines of business; amend material debt agreements or other material contracts; engage in certain transactions with affiliates; enter into sale/leaseback transactions; grant negative pledges or agree to such other restrictions relating to subsidiary dividends and distributions; make changes to our fiscal year; and engage in mergers and consolidations.
The senior secured term loan agreement contained certain events of default including (i) failure to pay principal when due or interest or any other amount owing on any other obligation under the senior secured term loan agreement within five days of becoming due, (ii) material incorrectness of representations and warranties when made, (iii) breach of covenants, (iv) failure to pay principal or interest on any other debt that equals or exceeds $40.0 million when due, (v) default on any other debt that equals or exceeds $40.0 million that caused, or gave the holder or holders of such debt the ability to cause, an acceleration of such debt, (vi) occurrence of a Change of Control, (vii) bankruptcy and insolvency events, (viii) entry by a court of one or more judgments against us in an amount in excess of $40.0 million that remain unbonded, undischarged or unstayed for a certain number of days after the entry thereof, (ix) the occurrence of certain ERISA events and (x) the failure of certain Loan Documents to be in full force and effect. If any event of default occurred and was not cured within applicable grace periods set forth in the senior secured term loan agreement or waived, all loans and other obligations could have become due and immediately payable and the facility could have been terminated.
At March 31, 2018, debt issuance costs were $3.4 million, net of $7.4 million of accumulated amortization. At December 31, 2017, debt issuance costs were $3.2 million, net of $7.1 million of accumulated amortization.
NOTE 11 — OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following:

(in thousands)	March 31, 2018	December 31, 2017

Income tax liabilities	$5,825	$5,955
Deferred revenue	5,529	2,101
Other non-current liabilities	4,061	4,226

Total	$15,415	$12,282
NOTE 12 — FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The following table presents the carrying amount and estimated fair value of financial instruments and certain liabilities measured at fair value as of March 31, 2018 and December 31, 2017. The following fair values are estimated using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	March 31, 2018				December 31, 2017
(in thousands)	Carrying amount	Fair value			Carrying amount	Fair value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$84,850	$84,850	$—	$—	$105,006	$105,006	$—	$—
Restricted cash	4,135	4,135	—	—	3,837	3,837	—	—
Investment in equity securities	41,652	41,652	—	—	49,153	49,153	—	—

Liabilities:
Long-term debt	412,095	—	412,095	—	413,581	—	407,377	—

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Fair Value Measurements on a Recurring Basis
Cash and cash equivalents and restricted cash are carried at amounts that approximate their fair values due to the highly liquid nature of these instruments and were measured using Level 1 inputs.
Investment in equity securities is carried at fair value and consists of 4.1 million shares of RESI common stock. The investment in equity securities is measured using Level 1 inputs as this security has a quoted price in an active market.
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
NOTE 13 — SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Share Repurchase Program
On May 17, 2017, our shareholders approved the renewal of the share repurchase program previously approved by the shareholders on May 18, 2016, which replaced the previous share repurchase program. We are authorized to purchase up to 4.6 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. As of March 31, 2018, approximately 3.1 million shares of common stock remain available for repurchase under the program. We purchased 0.4 million shares of common stock at an average price of $27.67 per share during the three months ended March 31, 2018 and 0.4 million shares at an average price of $25.10 per share during the three months ended March 31, 2017. Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of March 31, 2018, we can repurchase up to approximately $141 million of our common stock under Luxembourg law. Our senior secured term loan limited the amount we could have spent on share repurchases, which was approximately $464 million as of March 31, 2018, and may have prevented repurchases in certain circumstances. The new credit agreement retains this amount available for share repurchases and other restricted payments. See Note 21 for additional information on the new credit agreement.
Share-Based Compensation
We issue share-based awards in the form of stock options, restricted shares and restricted share units for certain employees, officers and directors. We recognized share-based compensation expense of $2.2 million and $0.7 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, estimated unrecognized compensation costs related to share-based awards amounted to $16.9 million, which we expect to recognize over a weighted average remaining requisite service period of approximately 2.28 years.
In connection with the January 1, 2017 adoption of ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, the Company made an accounting policy election to account for forfeitures in compensation expense as they occur, rather than continuing to apply the Company’s previous policy of estimating forfeitures. Prior to this accounting change, share-based compensation expense for stock options and restricted shares was recognized net of estimated forfeiture rates ranging from 0% to 40%. This policy election resulted in a cumulative effect adjustment of $0.9 million to retained earnings and additional paid-in capital as of January 1, 2017 using the modified retrospective transition method.

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Stock Options
Stock option grants are composed of a combination of service-based, market-based and performance-based options.
Service-Based Options. These options generally vest over three or four years with equal annual vesting and expire on the earlier of ten years after the date of grant or following termination of service. A total of 611 thousand service-based awards were outstanding as of March 31, 2018.
Market-Based Options. These option grants generally have two components, each of which vests only upon the achievement of certain criteria. The first component, which we refer to as “ordinary performance” grants, generally consists of two-thirds of the market-based grant and begins to vest if the stock price is at least double the exercise price, as long as the stock price realizes a compounded annual gain of at least 20% over the exercise price. The remaining third of the market-based options, which we refer to as “extraordinary performance” grants, generally begins to vest if the stock price is at least triple the exercise price, as long as the stock price realizes a compounded annual gain of at least 25% over the exercise price. Market-based awards vest in three or four year installments with the first installment vesting upon the achievement of the criteria and the remaining installments vesting thereafter in equal annual installments. Market-based options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service or in the final three years of the option term, in which case vesting will generally continue in accordance with the provisions of the award agreement. A total of 707 thousand market-based awards were outstanding as of March 31, 2018.
Performance-Based Options. These option grants generally begin to vest upon the achievement of certain specific financial measures. Generally, the awards begin vesting if the performance criteria are achieved; one-fourth vest on each anniversary of the grant date. For certain other financial measures, awards cliff-vest upon the achievement of the specific performance during the period from 2018 through 2021. The award of performance-based options is adjusted based on the level of achievement specified in the award agreements. If the performance criteria achieved is above threshold performance levels, participants have the opportunity to vest in 50% to 200% of the option grants, depending upon performance achieved. If the performance criteria achieved is below a certain threshold, the award is canceled. The options expire on the earlier of ten years after the date of grant or following termination of service. There were 306 thousand performance-based awards outstanding as of March 31, 2018.
The Company granted 261 thousand stock options (at a weighted average exercise price of $24.95 per share) during the three months ended March 31, 2018. There were no stock option grants during the three months ended March 31, 2017.
The fair values of the service-based options and performance-based options were determined using the Black-Scholes option pricing model and the fair values of the market-based options were determined using a lattice (binomial) model. The following assumptions were used to determine the fair values as of the grant date:

Three months ended March 31, 2018
	Black-Scholes	Binomial

Risk-free interest rate (%)	2.66 – 2.70	1.65 – 2.77
Expected stock price volatility (%)	70.31 – 71.81	71.81
Expected dividend yield	—	—
Expected option life (in years)	6.00 – 6.25	2.56 – 4.32
Fair value	$16.17 – $17.15	$15.58 – $18.28
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
The following table summarizes the weighted average grant date fair value of stock options granted per share, the total intrinsic value of stock options exercised and the grant date fair value of stock options that vested during the period presented:

	Three months ended March 31,
(in thousands, except per share amounts)	2018	2017

Weighted average grant date fair value of stock options granted per share	$16.20	$—
Intrinsic value of options exercised	4,320	868
Grant date fair value of stock options that vested	23	89

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

The following table summarizes the activity related to our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2017	1,745,906	$28.20	4.96	$10,202
Granted	260,697	24.95
Exercised	(286,252)	9.14
Forfeited	(96,734)	36.35

Outstanding at March 31, 2018	1,623,617	30.55	6.09	3,999

Exercisable at March 31, 2018	841,472	27.81	3.95	2,817
Other Share-Based Awards
The Company’s other share-based and similar types of awards are composed of restricted shares and, beginning in 2018, restricted share units. The restricted shares and restricted share units are composed of a combination of service-based awards and performance-based awards.
Service-Based Awards. These awards generally vest over one to four years with vesting in equal annual installments, vesting of all of the restricted shares at the end of the vesting period or vesting beginning after two years of service. A total of 565 thousand service-based awards were outstanding as of March 31, 2018.
Performance-Based Awards. These awards generally begin to vest upon the achievement of certain specific financial measures. Generally, the awards begin vesting if the performance criteria are achieved; one-third vest on each anniversary of the grant date. The number of performance-based restricted shares that may vest will be based on the level of achievement, as specified in the award agreements. If the performance criteria achieved is above threshold performance levels, participants have the opportunity to vest in 80% to 150% of the restricted share award, depending on performance level achieved. If the performance criteria achieved is below a certain threshold, the award is canceled. A total of two thousand performance-based awards were outstanding as of March 31, 2018.
The Company granted 255 thousand restricted shares and restricted share units (at a weighted average grant date fair value of $24.54 per share) during the three months ended March 31, 2018.
The following table summarizes the activity related to our restricted shares and restricted share units:

Number of restricted shares

Outstanding at December 31, 2017	356,509
Granted	254,619
Forfeited/canceled	(43,697)

Outstanding at March 31, 2018	567,431

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 14 — REVENUE
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

(in thousands)	2018	2017

Service revenue	$188,766	$229,839
Reimbursable expenses	8,147	10,029
Non-controlling interests	525	615

Total	$197,438	$240,483
As discussed in Note 1, the Company adopted Topic 606 effective January 1, 2018 using the cumulative effect method.
Disaggregation of Revenue
Disaggregation of total revenues by segment and major source is as follows for the three months ended March 31, 2018:

(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Mortgage Market
Servicer Solutions	$129,536	$18,273	$7,602	$155,411
Origination Solutions	9,185	2,686	56	11,927
Total Mortgage Market	138,721	20,959	7,658	167,338

Real Estate Market
Consumer Real Estate Solutions	1,405	—	2	1,407
Real Estate Investor Solutions	13,398	—	475	13,873
Total Real Estate Market	14,803	—	477	15,280

Other Businesses, Corporate and Eliminations	13,432	1,376	12	14,820
Total revenue	$166,956	$22,335	$8,147	$197,438
Contract Balances
Our contract assets consist of unbilled accounts receivable (see Note 4). Our contract liabilities consist of current deferred revenue as reported on the condensed consolidated balance sheets and non-current deferred revenue (see Note 11). Revenue recognized that was included in the contract liability at the beginning of the period, including amounts added to the contract liability as part of the cumulative effect of the adopting Topic 606, was $5.9 million for the three months ended March 31, 2018.

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

(in thousands)	2018	2017

Compensation and benefits	$54,866	$63,092
Outside fees and services	65,098	80,959
Cost of real estate sold	3,179	4,935
Technology and telecommunications	9,451	11,351
Reimbursable expenses	8,147	10,029
Depreciation and amortization	6,453	7,587

Total	$147,194	$177,953
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

(in thousands)	2018	2017

Compensation and benefits	$13,569	$12,506
Occupancy related costs	8,434	10,273
Amortization of intangible assets	7,147	9,146
Marketing costs	3,607	4,269
Professional services	3,226	3,730
Depreciation and amortization	2,268	2,421
Other	4,873	5,356

Total	$43,124	$47,701
NOTE 17 — OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following for the three months ended March 31:

(in thousands)	2018	2017

Interest income	$131	$98
Other, net	1,141	617

Total	$1,272	$715
NOTE 18 — EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities using the treasury stock method.

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Basic and diluted EPS are calculated as follows for the three months ended March 31:

(in thousands, except per share data)	2018	2017

Net (loss) income attributable to Altisource	$(4,132)	$6,545

Weighted average common shares outstanding, basic	17,378	18,662
Dilutive effect of stock options and restricted shares	—	642

Weighted average common shares outstanding, diluted	17,378	19,304

(Loss) earnings per share:
Basic	$(0.24)	$0.35
Diluted	$(0.24)	$0.34
For the three months ended March 31, 2018 and 2017, 0.3 million options and 0.4 million options, respectively, were excluded from the computation of diluted EPS because they were anti-dilutive since their exercise price was greater than the average market price of our common stock. Also excluded from the computation of diluted EPS for the three months ended March 31, 2018 and 2017 were 0.6 million options, restricted shares and restricted share units and 0.2 million options, respectively, which begin to vest upon the achievement of certain market criteria related to our common stock price, performance criteria and an annualized rate of return to shareholders that have not yet been met. Furthermore, as a result of the net loss attributable to Altisource for the three months ended March 31, 2018, 0.5 million options, restricted shares and restricted share units were excluded from the computation of diluted EPS for the three months ended March 31, 2018, as their impact was anti-dilutive.
NOTE 19 — COMMITMENTS, CONTINGENCIES AND REGULATORY MATTERS
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
As previously disclosed, the Company received a Notice and Opportunity to Respond and Advise (“NORA”) letter on November 10, 2016 from the Consumer Financial Protection Bureau (“CFPB”) indicating that the CFPB was considering a potential enforcement action against Altisource relating to an alleged violation of federal law focused on the REALServicing® platform and certain other technology services provided to Ocwen, including claims related to the features, functioning and support of such technology. The NORA process provides the recipient an opportunity to present its positions to the CFPB before an enforcement action is recommended or commenced. On December 5, 2016, we provided a written response to the NORA letter setting forth the legal, policy and factual reasons why we believe an enforcement action is not warranted. By letter dated April 3, 2018, the CFPB informed the Company that the investigation of the Company has been completed and the staff of the CFPB’s Office of Enforcement currently does not intend to recommend that the CFPB take enforcement action, and further that the Company is relieved of the document-retention obligations pursuant to the civil investigative process.

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Ocwen Related Matters
As discussed in Note 2, during the three months ended March 31, 2018, Ocwen was our largest customer, accounting for 52% of our total revenue. Additionally, 8% of our revenue for the three months ended March 31, 2018 was earned on the loan portfolios serviced by Ocwen, when a party other than Ocwen or the MSR owner selected Altisource as the service provider.
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
If any of the following events occurred, Altisource’s revenue could be significantly lower and our results of operations could be materially adversely affected, including from the possible impairment or write-off of goodwill, intangible assets, property and equipment, other assets and accounts receivable:

•	Altisource loses Ocwen as a customer or there is a significant reduction in the volume of services they purchase from us

•	Ocwen loses, sells or transfers a significant portion or all of its remaining non-GSE servicing rights or subservicing arrangements and Altisource fails to be retained as a service provider

•	Ocwen loses state servicing licenses in states with a significant number of loans in Ocwen’s servicing portfolio

•	The contractual relationship between Ocwen and Altisource changes significantly or there are significant changes to our pricing to Ocwen for services from which we generate material revenue

•	Altisource otherwise fails to be retained as a service provider
Management cannot predict the outcome of these matters or the amount of any impact they may have on Altisource. However, in the event these matters materially negatively impact Altisource, we believe the variable nature of our cost structure would allow us to realign our cost structure in line with remaining revenue. Furthermore, in the event of a significant reduction in the volume of services purchased or loan portfolios serviced by Ocwen (such as a transfer of Ocwen’s remaining servicing rights to a successor servicer), we believe the impact to Altisource could occur over an extended period of time. During this period, we believe that we will continue to generate revenue from all or a portion of Ocwen’s loan portfolios.
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
Additionally, Ocwen has notified us, disclosed in its filings and stated in connection with resolving several state administrative actions discussed above, that it plans to transition from REALServicing to another mortgage servicing software platform. Furthermore, Ocwen disclosed in its filings that its pending acquisition of PHH Corporation is expected to accelerate its transition

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

to a new servicing platform. Altisource is supporting Ocwen through this transition. We do not anticipate that a servicing technology transition would impact the other services we provide to Ocwen. For the three months ended March 31, 2018 and 2017, service revenue from REALServicing was $6.5 million and $7.0 million, respectively.
In addition to the above, as of June 30, 2017, we estimate that NRZ owned certain economic rights in, but not legal title to, approximately 78% of the Subject MSRs. As previously disclosed, in July 2017, Ocwen and NRZ entered into agreements to convert NRZ’s economic rights to the Subject MSRs into fully-owned MSRs in exchange for payments from NRZ to Ocwen when such Subject MSRs were transferred. The transfers are subject to certain third party consents. Ocwen disclosed that under these agreements, Ocwen would subservice the transferred Subject MSRs for an initial term of five years, and the agreements provided for the conversion of the existing arrangements into a more traditional subservicing arrangement.
In January 2018, Ocwen disclosed that it and NRZ entered into new agreements to accelerate the implementation of certain parts of their July 2017 arrangement in order to achieve the intent of the July 2017 agreements sooner while Ocwen continues the process of obtaining the third party consents necessary to transfer the Subject MSRs to NRZ.
On August 28, 2017, Altisource, through its licensed subsidiaries, entered into the Brokerage Agreement with NRZ which extends through August 2025. Under this agreement and related amendments, Altisource remains the exclusive provider of brokerage services for REO associated with the Subject MSRs when Ocwen transfers such MSRs to NRZ or when NRZ acquires both an additional economic interest in such Subject MSRs and the right to designate the broker for REO properties in such portfolios. The Brokerage Agreement provides that Altisource is the exclusive provider of brokerage services for REO associated with the Subject MSRs, irrespective of the sub-servicer. NRZ’s brokerage subsidiary will receive a cooperative brokerage commission on the sale of certain REO properties from these portfolios subject to certain exceptions.
On August 28, 2017, Altisource and NRZ also entered into the Services LOI, setting forth the terms pursuant to which Altisource would remain the exclusive service provider of fee-based services for the Subject MSRs through August 2025. The Services LOI was amended to continue through April 30, 2018 with a further automatic extension through May 15, 2018 provided that the parties continue to negotiate the Services Agreement in good faith.
The Brokerage Agreement can be terminated by Altisource if the Services Agreement is not signed by Altisource and NRZ during the term of the Services LOI, as extended. The Brokerage Agreement may otherwise only be terminated upon the occurrence of certain specified events. Termination events include, but are not limited to, a breach of the terms of the Brokerage Agreement (including, without limitation, the failure to meet performance standards and non-compliance with law in a material respect), the failure to maintain licenses which failure materially prevents performance of the contract, regulatory allegations of non-compliance resulting in an adversarial proceeding against NRZ, voluntary or involuntary bankruptcy, appointment of a receiver, disclosure in a Form 10-K or Form 10-Q that there is significant uncertainty about Altisource’s ability to continue as a going concern, failure to maintain a specified level of cash and an unapproved change of control.
We anticipate that revenue from NRZ will increase over time and revenue from Ocwen will decrease. As Subject MSRs continue to transfer from Ocwen to NRZ and following the anticipated execution of the Services Agreement, we expect that NRZ will become our largest customer. Had all of the Subject MSRs been transferred to NRZ and the Brokerage Agreement and the Services Agreement with NRZ been in place as of January 1, 2018, we estimate that approximately 48% of our revenue for the three months ended March 31, 2018 would have been related to NRZ. There can be no assurance that the parties will reach an agreement with respect to the terms of the Services Agreement or that a Services Agreement will be entered into on a timely basis or at all.
Escrow and Trust Balances
We hold customers’ assets in escrow and trust accounts at various financial institutions pending completion of certain real estate activities. We also hold cash in trust accounts at various financial institutions where contractual obligations mandate maintaining dedicated bank accounts for our asset recovery management business’s collections. These amounts are held in escrow and trust accounts for limited periods of time and are not included in the condensed consolidated balance sheets. Amounts held in escrow and trust accounts were $24.6 million and $35.1 million at March 31, 2018 and December 31, 2017, respectively.
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

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

We report our operations through two reportable segments: Mortgage Market and Real Estate Market. In addition, we report Other Businesses, Corporate and Eliminations separately. The Mortgage Market segment provides loan servicers and originators with marketplaces, services and technologies that span the mortgage lifecycle. The Real Estate Market segment provides real estate consumers and rental property investors with marketplaces and services that span the real estate lifecycle. In addition, the Other Businesses, Corporate and Eliminations segment includes businesses that provide post-charge-off consumer debt collection services primarily to debt originators (e.g., credit card, auto lending and retail credit), customer relationship management services primarily to the utility, insurance and hotel industries and IT infrastructure management services. Other Businesses, Corporate and Eliminations also includes interest expense and costs related to corporate support functions including executive, finance, law, compliance, human resources, vendor management, facilities, risk management, and sales and marketing costs not allocated to the business units as well as eliminations between the reportable segments.
Financial information for our segments is as follows:

	Three months ended March 31, 2018
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue	$167,338	$15,280	$14,820	$197,438
Cost of revenue	111,073	18,554	17,567	147,194
Gross profit (loss)	56,265	(3,274)	(2,747)	50,244
Selling, general and administrative expenses	23,374	4,118	15,632	43,124
Income (loss) from operations	32,891	(7,392)	(18,379)	7,120
Total other income (expense), net	16	2	(12,110)	(12,092)

Income (loss) before income taxes and non-controlling interests	$32,907	$(7,390)	$(30,489)	$(4,972)

	Three months ended March 31, 2017
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue	$204,723	$20,063	$15,697	$240,483
Cost of revenue	140,150	22,143	15,660	177,953
Gross profit (loss)	64,573	(2,080)	37	62,530
Selling, general and administrative expenses	28,682	4,325	14,694	47,701
Income (loss) from operations	35,891	(6,405)	(14,657)	14,829
Total other income (expense), net	10	—	(5,093)	(5,083)

Income (loss) before income taxes and non-controlling interests	$35,901	$(6,405)	$(19,750)	$9,746

(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Total assets:
March 31, 2018	$285,989	$82,574	$463,210	$831,773
December 31, 2017	304,346	64,624	496,194	865,164

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Our services are primarily provided to customers located in the United States. Premises and equipment, net consist of the following, by country:

(in thousands)	March 31, 2018	December 31, 2017

United States	$40,068	$46,268
Luxembourg	16,686	16,688
India	6,797	8,136
Philippines	1,916	2,038
Uruguay	118	143

Total	$65,585	$73,273
NOTE 21 — SUBSEQUENT EVENT
On April 3, 2018, Altisource Portfolio Solutions S.A. and its wholly-owned subsidiary, Altisource S.à r.l., entered into a credit agreement (the “Credit Agreement”) with Morgan Stanley Senior Funding, Inc. as administrative agent and collateral agent and the other lender parties thereto, pursuant to which the lenders have agreed to extend credit to Altisource S.à r.l. in the form of (i) Term B Loans (as defined in the Credit Agreement) in an aggregate principal amount equal to $412.0 million and (ii) a $15.0 million revolving credit facility, with Altisource Portfolio Solutions S.A. and certain wholly-owned subsidiaries of Altisource S.à r.l. acting as guarantors.
The proceeds of the Term B Loans were used to refinance Altisource S.à r.l.’s prior term loans under the credit agreement dated as of November 27, 2012 (see Note 10). When drawn, the proceeds from the revolving credit facility may be used for general corporate purposes and other uses permitted under the Credit Agreement.
As further summarized below, the Credit Agreement contains several changes from the prior credit agreement and retains certain other provisions. These include the following:

•	The Term B Loans mature in April 2024 while the term loans under the prior credit agreement would have matured in December 2020.

•
The Credit Agreement includes a revolving credit facility with a maintenance covenant that will apply to Altisource S.à r.l. only if funds are drawn on the revolving credit facility as of the last day of a fiscal quarter.

•	The new Term B Loans have no financial maintenance covenants and are similar to Altisource S.à r.l.’s term loans under the prior credit agreement.

•
The net debt definition in the Credit Agreement permits Altisource S.à r.l. to reduce net debt by up to $75 million in marketable securities while the prior credit agreement did not reduce net debt by marketable securities.

•
The Available Amount accumulated under the prior credit agreement is being carried over to the Credit Agreement. The Available Amount can be used to make certain restricted payments, investments and payments, subject to certain conditions set forth in the Credit Agreement.

•
Altisource S.à r.l. may incur incremental indebtedness under the Credit Agreement from one or more incremental lenders, which may include existing lenders, in an aggregate incremental principal amount not to exceed $125 million (compared to $200 million in the prior credit agreement), subject to certain conditions set forth in the Credit Agreement, including a sublimit of $80 million with respect to incremental revolving credit commitments. The lenders have no obligation to provide any incremental indebtedness.

•
The new Term B Loans amortize $41.2 million in year 1, $41.2 million in year 2 and $12.4 million per year in each of the subsequent years. Amortization under the prior credit agreement was equal to $5.9 million per year.

The new Term B Loans bear interest at rates based upon, at Altisource S.à r.l.’s option, the Adjusted Eurodollar Rate or the Base Rate. Eurodollar Rate Term Loans will bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Adjusted Eurodollar Rate for a three month interest period and (y) 1.00% plus (ii) 4.00%. Eurodollar Rate Loans under the revolving credit facility will bear interest at a rate per annum of the Adjusted Eurodollar Rate for a three month interest period plus 4.00%. Base Rate Term Loans will bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Base Rate and (y) 2.00% plus (ii) 3.00%. Base Rate loans under the revolving credit facility will bear interest at a rate per annum of the Base Rate plus 3.00%. Interest under the prior credit agreement was based upon, at Altisource S.à r.l.’s option, the Adjusted Eurodollar Rate or the Base Rate. Adjusted Eurodollar Rate loans bore interest at a rate per annum equal to the sum of (i) the greater of (x) the Adjusted Eurodollar Rate for the applicable interest period and (y) 1.00% plus (ii) a 3.50% margin. Base Rate loans bore interest at a rate per annum equal to the sum of (i) the greater of (x) the Base Rate and (y) 2.00% plus (ii) 2.50%.

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Mandatory repayments of the new Term B Loans from asset sales that exceed $25 million in a given calendar year and from proceeds from the sale RESI shares held on April 3, 2018 are applied against contractual amortization of the Term B Loans.
Similar to the prior credit agreement, the Credit Agreement contains representations, warranties, covenants, terms and conditions customary for transactions of this type. These include covenants limiting Altisource Portfolio Solutions S.A.’s, Altisource S.à r.l.’s and each Restricted Subsidiary’s ability, subject to certain exceptions and baskets, to (i) incur indebtedness, (ii) incur liens on its assets, (iii) agree to any additional negative pledges, (iv) pay dividends and make other Restricted Junior Payments, (v) limit the ability of its subsidiaries to pay dividends or distribute assets, (vi) make investments, (vii) enter into any transaction of merger or consolidation, liquidate, wind-up or dissolve, or convey any part of its business, assets or property, or acquire the business, property or assets of another person, subject to certain exceptions, (viii) dispose of the equity interests of any Material Subsidiaries, whether through a sale of the capital stock, dissolution, merger or sale of all or substantially all of the assets of such Material Subsidiary, (ix) enter into sale and leaseback transactions, (x) enter into certain transactions with affiliates, (xi) engage in a line of business substantially different than existing business and businesses reasonably related, complimentary or ancillary thereto, (xii) modify the terms of indebtedness junior to the loans contemplated by the Credit Agreement, (xiii) modify the terms of its organizational documents in any material respect, (xiv) change its fiscal year, (xv) permit Altisource Portfolio Solutions S.A. to hold material assets, have material liabilities, or engage in certain activities, in each case, except as contemplated by the Credit Agreement, (xvi) use the proceeds of the loans for certain purposes, and (xvii) to the extent any Revolving Credit Loans are outstanding on the last day of a fiscal quarter, permit the Total Leverage Ratio to be greater than 3.50:1.00 as of the last day of such fiscal quarter (such covenant, the “Springing Revolving Financial Covenant”). The Springing Revolving Financial Covenant is for the benefit of Lenders having Revolving Credit Loans only and is subject to a customary cure provision.
The Company filed a Current Report on Form 8-K on April 4, 2018 that describes certain of the provisions of the Credit Agreement and also contains the Credit Agreement as an exhibit, which is incorporated in this Form 10-Q by reference. This description of the Credit Agreement is not complete and is qualified in its entirety by reference to the entire Credit Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is a supplement to the accompanying interim condensed consolidated financial statements and is intended to provide a reader of our financial statements with a narrative from the perspective of management on our businesses, current developments, financial condition, results of operations and liquidity. Our MD&A should be read in conjunction with our Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”) on February 22, 2018.
FORWARD-LOOKING STATEMENTS
Certain statements in this Form 10-Q regarding anticipated financial outcomes, business and market conditions, outlook and other similar statements related to Altisource’s future financial and operational performance are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of terminology such as “anticipate,” “intend,” “expect,” “may,” “could,” “should,” “would,” “plan,” “estimate,” “believe,” “predict,” “potential” or “continue” or the negative of these terms and other comparable terminology. Forward-looking statements are not guarantees of future performance and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially. The following are examples of such items and are not intended to be all inclusive:

•	assumptions related to sources of liquidity and the adequacy of financial resources;

•	assumptions about our ability to grow our business, including executing on our strategic initiatives;

•	assumptions about our ability to improve margins;

•	assumptions regarding the impact of seasonality;

•	estimates regarding our effective tax rate; and

•	estimates regarding our reserves and valuations.
Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the risks discussed in the “Risk Factors” section of our Form 10-K for the year ended December 31, 2017 and include the following:

•	our ability to retain Ocwen Financial Corporation (“Ocwen”) as a customer or our ability to receive the anticipated volume of referrals from Ocwen;

•
our ability to reach agreement with New Residential Investment Corp. (individually, together with one or more of its subsidiaries, or one or more of its subsidiaries individually, “NRZ”) on a Services Agreement or the termination of the Cooperative Brokerage Agreement, as amended, and related letter agreement (collectively, the “Brokerage Agreement”);

•	our ability to execute on our strategic businesses;

•	our ability to retain our existing customers, expand relationships and attract new customers;

•	the level of loan delinquencies and charge-offs;

•	the level of origination volume;

•	technology failures;

•	the outsourcing trends;

•	our ability to raise debt;

•	our ability to retain our directors, executive officers and key personnel;

•	our ability to integrate acquired businesses;

•	our ability to comply with, and burdens imposed by, governmental regulations and policies and any changes in such regulations and policies; and

•	significant changes in the Luxembourg tax regime or interpretations of the Luxembourg tax regime.
We caution the reader not to place undue reliance on these forward-looking statements as they reflect our view only as of the date of this report. We are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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
Servicer Solutions:
Through this business, we provide a suite of services and technologies to meet the evolving and growing needs of loan servicers. We are focused on growing referrals from our existing customer base, expanding the service and proprietary technology offerings to our customer base, and attracting new customers to our offerings. We have a customer base that includes Ocwen, a government-sponsored enterprise (“GSE”), NRZ, several large bank and non-bank servicers and asset managers. We believe we are one of only a few providers with a broad suite of servicer solutions, nationwide coverage and demonstrated scalability. Further, we believe we are well positioned to gain market share as existing customers and prospects consolidate to larger, full-service providers and outsource services that have historically been performed in-house.
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
Consumer Real Estate Solutions:
Through this business, we provide real estate buyers and sellers with a technology enabled real estate brokerage and integrated services to support them in buying and selling a home. Our offerings include local real estate agent services and loan brokerage as well as closing and title services. We are focused on continuing to develop this business by capitalizing on Altisource’s experience in online real estate marketing and loan origination services as well as on recently developed agile execution competencies.
Real Estate Investor Solutions:
Through this business, we provide a suite of services and technologies to support buyers and sellers of single-family investment homes, including our purchase, renovation, leasing and sale of short-term investments in real estate. We are focused on growing referrals from our existing customer base, expanding the service and proprietary technology offerings to our customer base, and attracting new customers to our offerings. We have a customer base that includes Front Yard Residential Corporation (“RESI”) and other institutional and smaller single-family rental investors. The single-family rental market is large, geographically distributed and has fragmented ownership. We believe our acquisition, renovation, property management, leasing and disposition platform provides a strong value proposition for institutional and retail investors and positions us well for growth.

There can be no assurance that growth from some or all of our strategic businesses will be successful or our operations will be profitable.
Share Repurchase Program
On May 17, 2017, our shareholders approved the renewal of the share repurchase program previously approved by the shareholders on May 18, 2016, which replaced the previous share repurchase program. We are authorized to purchase up to 4.6 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. As of March 31, 2018, approximately 3.1 million shares of common stock remain available for repurchase under the program. We purchased 0.4 million shares of common stock at an average price of $27.67 per share during the three months ended March 31, 2018 and 0.4 million shares at an average price of $25.10 per share during the three months ended March 31, 2017. Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of March 31, 2018, we can repurchase up to approximately $141 million of our common stock under Luxembourg law. Our senior secured term loan limited the amount we could have spent on share repurchases, which was approximately $464 million as of March 31, 2018, and may have prevented repurchases in certain circumstances. The new credit agreement retains this amount available for share repurchases and other restricted payments. See Note 21 to the condensed consolidated financial statements for additional information on the new credit agreement.
Ocwen Related Matters
During the three months ended March 31, 2018, Ocwen was our largest customer, accounting for 52% of our total revenue. Additionally, 8% of our revenue for the three months ended March 31, 2018 was earned on the loan portfolios serviced by Ocwen, when a party other than Ocwen or the mortgage servicing rights (“MSRs”) owner selected Altisource as the service provider.
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
If any of the following events occurred, Altisource’s revenue could be significantly lower and our results of operations could be materially adversely affected, including from the possible impairment or write-off of goodwill, intangible assets, property and equipment, other assets and accounts receivable:

•	Altisource loses Ocwen as a customer or there is a significant reduction in the volume of services they purchase from us

•	Ocwen loses, sells or transfers a significant portion or all of its remaining non-GSE servicing rights or subservicing arrangements and Altisource fails to be retained as a service provider

•	Ocwen loses state servicing licenses in states with a significant number of loans in Ocwen’s servicing portfolio

•	The contractual relationship between Ocwen and Altisource changes significantly or there are significant changes to our pricing to Ocwen for services from which we generate material revenue

•	Altisource otherwise fails to be retained as a service provider
Management cannot predict the outcome of these matters or the amount of any impact they may have on Altisource. However, in the event these matters materially negatively impact Altisource, we believe the variable nature of our cost structure would allow us to realign our cost structure in line with remaining revenue. Furthermore, in the event of a significant reduction in the volume of services purchased or loan portfolios serviced by Ocwen (such as a transfer of Ocwen’s remaining servicing rights to a successor servicer), we believe the impact to Altisource could occur over an extended period of time. During this period, we believe that we will continue to generate revenue from all or a portion of Ocwen’s loan portfolios.
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
Additionally, Ocwen has notified us, disclosed in its filings and stated in connection with resolving several state administrative actions discussed above, that it plans to transition from REALServicing to another mortgage servicing software platform. Furthermore, Ocwen disclosed in its filings that its pending acquisition of PHH Corporation is expected to accelerate its transition to a new servicing platform. Altisource is supporting Ocwen through this transition. We do not anticipate that a servicing technology transition would impact the other services we provide to Ocwen. For the three months ended March 31, 2018 and 2017, service revenue from REALServicing was $6.5 million and $7.0 million, respectively.
In addition to the above, as of June 30, 2017, we estimate that NRZ owned certain economic rights in, but not legal title to, approximately 78% of Ocwen’s non-GSE MSRs (the “Subject MSRs”). As previously disclosed, in July 2017, Ocwen and NRZ entered into agreements to convert NRZ’s economic rights to the Subject MSRs into fully-owned MSRs in exchange for payments from NRZ to Ocwen when such Subject MSRs were transferred. The transfers are subject to certain third party consents. Ocwen disclosed that under these agreements, Ocwen would subservice the transferred Subject MSRs for an initial term of five years, and the agreements provided for the conversion of the existing arrangements into a more traditional subservicing arrangement.
In January 2018, Ocwen disclosed that it and NRZ entered into new agreements to accelerate the implementation of certain parts of their July 2017 arrangement in order to achieve the intent of the July 2017 agreements sooner while Ocwen continues the process of obtaining the third party consents necessary to transfer the Subject MSRs to NRZ.
On August 28, 2017, Altisource, through its licensed subsidiaries, entered into the Brokerage Agreement with NRZ which extends through August 2025. Under this agreement and related amendments, Altisource remains the exclusive provider of brokerage services for REO associated with the Subject MSRs when Ocwen transfers such MSRs to NRZ or when NRZ acquires both an additional economic interest in such Subject MSRs and the right to designate the broker for REO properties in such portfolios. The Brokerage Agreement provides that Altisource is the exclusive provider of brokerage services for REO associated with the Subject MSRs, irrespective of the sub-servicer. NRZ’s brokerage subsidiary will receive a cooperative brokerage commission on the sale of certain REO properties from these portfolios subject to certain exceptions.
On August 28, 2017, Altisource and NRZ also entered into a non-binding Letter of Intent, as amended, to enter into a Services Agreement (the “Services LOI”), setting forth the terms pursuant to which Altisource would remain the exclusive service provider of fee-based services for the Subject MSRs through August 2025. The Services LOI was amended to continue through April 30, 2018 with a further automatic extension through May 15, 2018 provided that the parties continue to negotiate the Services Agreement in good faith.
The Brokerage Agreement can be terminated by Altisource if the Services Agreement is not signed by Altisource and NRZ during the term of the Services LOI, as extended. The Brokerage Agreement may otherwise only be terminated upon the occurrence of certain specified events. Termination events include, but are not limited to, a breach of the terms of the Brokerage Agreement (including, without limitation, the failure to meet performance standards and non-compliance with law in a material respect), the failure to maintain licenses which failure materially prevents performance of the contract, regulatory allegations of non-compliance resulting in an adversarial proceeding against NRZ, voluntary or involuntary bankruptcy, appointment of a receiver, disclosure in a Form 10-K or Form 10-Q that there is significant uncertainty about Altisource’s ability to continue as a going concern, failure to maintain a specified level of cash and an unapproved change of control.
We anticipate that revenue from NRZ will increase over time and revenue from Ocwen will decrease. As Subject MSRs continue to transfer from Ocwen to NRZ and following the anticipated execution of the Services Agreement, we expect that NRZ will become our largest customer. Had all of the Subject MSRs been transferred to NRZ and the Brokerage Agreement and the Services Agreement with NRZ were in place as of January 1, 2018, we estimate that approximately 48% of our revenue for the three months ended March 31, 2018 would have been related to NRZ. There can be no assurance that the parties will reach an agreement with respect to the terms of the Services Agreement or that a Services Agreement will be entered into on a timely basis or at all.
Factors Affecting Comparability
The following items may impact the comparability of our results:

•
The average number of loans serviced by Ocwen on REALServicing (including those MSRs owned by NRZ and subserviced by Ocwen) was approximately 1.2 million for the three months ended March 31, 2018 compared to 1.3 million for the three months ended March 31, 2017, a decrease of 13%. The average number of delinquent non-GSE loans serviced by Ocwen on REALServicing was approximately 171 thousand for the three months ended March 31, 2018 compared to 191 thousand for the three months ended March 31, 2017, a decrease of 10%.

•
Effective January 1, 2018, the Company adopted Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires certain equity investments to be measured at fair value with changes in fair value recognized in net income. Previously, changes in the fair value of the Company’s available for sale securities were included in comprehensive income. During the three months ended March 31, 2018, net loss included an unrealized loss from our investment in RESI common shares of $5.6 million, net of a $1.9 million income tax benefit. During the three months ended March 31, 2017, comprehensive income included an unrealized gain from our investment in RESI common shares of $12.7 million, net of a $4.7 million income tax provision. See Note 1 to the condensed consolidated financial statements for additional information on the adoption of the new accounting standard on investments in equity securities.

CONSOLIDATED RESULTS OF OPERATIONS
Summary Consolidated Results
The following is a discussion of our consolidated results of operations for the periods indicated. For a more detailed discussion of the factors that affected the results of our business segments in these periods, see “Segment Results of Operations” below.
The following table sets forth information regarding our results of operations for the three months ended March 31:

(in thousands, except per share data)	2018	2017	% Increase (decrease)

Service revenue
Mortgage Market	$159,155	$194,973	(18)
Real Estate Market	14,803	19,189	(23)
Other Businesses, Corporate and Eliminations	14,808	15,677	(6)
Total service revenue	188,766	229,839	(18)
Reimbursable expenses	8,147	10,029	(19)
Non-controlling interests	525	615	(15)
Total revenue	197,438	240,483	(18)
Cost of revenue	147,194	177,953	(17)
Gross profit	50,244	62,530	(20)
Selling, general and administrative expenses	43,124	47,701	(10)
Income from operations	7,120	14,829	(52)
Other income (expense), net:
Interest expense	(5,863)	(5,798)	1
Unrealized loss on investments in equity securities	(7,501)	—	N/M
Other income (expense), net	1,272	715	78
Total other income (expense), net	(12,092)	(5,083)	138

(Loss) income before income taxes and non-controlling interests	(4,972)	9,746	(151)
Income tax benefit (provision)	1,365	(2,586)	(153)

Net (loss) income	(3,607)	7,160	(150)
Net income attributable to non-controlling interests	(525)	(615)	(15)

Net (loss) income attributable to Altisource	$(4,132)	$6,545	(163)

Margins:
Gross profit/service revenue	27%	27%
Income from operations/service revenue	4%	6%

(Loss) earnings per share:
Basic	$(0.24)	$0.35	(169)
Diluted	$(0.24)	$0.34	(171)
N/M — not meaningful.
Revenue
We recognized service revenue of $188.8 million for the three months ended March 31, 2018, an 18% decrease compared to the three months ended March 31, 2017. The decrease in service revenue in the Mortgage Market segment was primarily a result of the reduction in the size of Ocwen’s portfolio and number of delinquent loans in its portfolio resulting from loan repayments, loan modifications, short sales, REO sales and other forms of resolution. The decrease in service revenue in the Real Estate Market segment was primarily from RESI’s smaller portfolio of non-performing loans and REO, partially offset by service revenue growth in the non-Ocwen property preservation and inspection, Hubzu, renovation management and Consumer Real Estate Solutions businesses.
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
Cost of Revenue and Gross Profit
Cost of revenue principally includes payroll and employee benefits associated with personnel employed in customer service and operations roles, fees paid to external providers related to the provision of services, cost of real estate sold, reimbursable expenses, technology and telecommunications costs, and depreciation and amortization of operating assets.
Cost of revenue consisted of the following for the three months ended March 31:

(in thousands)	2018	2017	% Increase (decrease)

Compensation and benefits	$54,866	$63,092	(13)
Outside fees and services	65,098	80,959	(20)
Cost of real estate sold	3,179	4,935	(36)
Technology and telecommunications	9,451	11,351	(17)
Reimbursable expenses	8,147	10,029	(19)
Depreciation and amortization	6,453	7,587	(15)

Cost of revenue	$147,194	$177,953	(17)
Cost of revenue for the three months ended March 31, 2018 of $147.2 million decreased 17% compared to the three months ended March 31, 2017. The decrease in cost of revenue was primarily driven by lower outside fees and services, consistent with the decrease in Mortgage Market and Real Estate Market service revenue discussed in the revenue section above. Compensation and benefits declined in certain of our businesses as we reduced headcount in anticipation of the revenue decline from the Ocwen and RESI portfolios and from the implementation of efficiency initiatives.
Gross profit decreased to $50.2 million, representing 27% of service revenue, for the three months ended March 31, 2018 compared to $62.5 million, representing 27% of service revenue, for the three months ended March 31, 2017. Gross profit as a percentage of service revenue for the three months ended March 31, 2018 was flat compared to the three months ended March 31, 2017, as the revenue declines were largely offset by lower cost of revenue, as discussed above.
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
SG&A expenses consisted of the following for the three months ended March 31:

(in thousands)	2018	2017	% Increase (decrease)

Compensation and benefits	$13,569	$12,506	8
Occupancy related costs	8,434	10,273	(18)
Amortization of intangible assets	7,147	9,146	(22)
Marketing costs	3,607	4,269	(16)
Professional services	3,226	3,730	(14)
Depreciation and amortization	2,268	2,421	(6)
Other	4,873	5,356	(9)

Selling, general and administrative expenses	$43,124	$47,701	(10)
SG&A for the three months ended March 31, 2018 of $43.1 million decreased 10% compared to the three months ended March 31, 2017. The decrease in SG&A was primarily due to lower amortization of intangible assets, driven by lower revenue generated by the Homeward Residential, Inc. (“Homeward”) and Residential Capital, LLC (“ResCap”) portfolios (revenue-based amortization)

in the Mortgage Market segment, consistent with the reduction in the size of Ocwen’s portfolio discussed in the revenue section above. In addition, lower occupancy costs were driven by the subleasing of certain office facilities in Other Businesses, Corporate and Eliminations.
Income from Operations
Income from operations decreased to $7.1 million, representing 4% of service revenue, for the three months ended March 31, 2018 compared to $14.8 million, representing 6% of service revenue, for the three months ended March 31, 2017. Operating income as a percentage of service revenue decreased because SG&A costs declined at a lower rate than service revenue based on the less variable nature of certain of these costs.
Other Income (Expense), net
Other income (expense), net principally includes interest expense and other non-operating gains and losses. Effective January 1, 2018, other income (expense), net includes unrealized losses on our investment in RESI (see Factors Affecting Comparability above). Other income (expense), net for the three months ended March 31, 2018 of $(12.1) million increased 138% compared to the three months ended March 31, 2017, driven by an unrealized loss of $7.5 million on our investment in RESI.
Income Tax Benefit (Provision)
We recognized an income tax benefit of $1.4 million for the three months ended March 31, 2018 compared to an income tax provision of $2.6 million for the three months ended March 31, 2017. Our effective tax rate was 27.5% and 26.5% for the three months ended March 31, 2018 and 2017, respectively. Our effective tax rates differ from the Luxembourg statutory tax rate of 26.0% and 27.1% in 2018 and 2017, respectively, primarily due to the mix of income and losses with varying tax rates in multiple taxing jurisdictions and, for the three months ended March 31, 2017, the effect of certain deductions in Luxembourg. Our effective income tax rate can vary due to changes in the mix of taxable income across the jurisdictions in which we operate.

SEGMENT RESULTS OF OPERATIONS
The following section provides a discussion of pretax results of operations of our business segments. Transactions between segments are accounted for as third party arrangements for purposes of presenting segment results of operations.
Financial information for our segments was as follows:

	Three months ended March 31, 2018
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue
Service revenue	$159,155	$14,803	$14,808	$188,766
Reimbursable expenses	7,658	477	12	8,147
Non-controlling interests	525	—	—	525
	167,338	15,280	14,820	197,438
Cost of revenue	111,073	18,554	17,567	147,194
Gross profit (loss)	56,265	(3,274)	(2,747)	50,244
Selling, general and administrative expenses	23,374	4,118	15,632	43,124
Income (loss) from operations	32,891	(7,392)	(18,379)	7,120
Total other income (expense), net	16	2	(12,110)	(12,092)

Income (loss) before income taxes and non-controlling interests	$32,907	$(7,390)	$(30,489)	$(4,972)

Margins:
Gross profit (loss)/service revenue	35%	(22)%	(19)%	27%
Income (loss) from operations/service revenue	21%	(50)%	(124)%	4%

	Three months ended March 31, 2017
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue
Service revenue	$194,973	$19,189	$15,677	$229,839
Reimbursable expenses	9,135	874	20	10,029
Non-controlling interests	615	—	—	615
	204,723	20,063	15,697	240,483
Cost of revenue	140,150	22,143	15,660	177,953
Gross profit (loss)	64,573	(2,080)	37	62,530
Selling, general and administrative expenses	28,682	4,325	14,694	47,701
Income (loss) from operations	35,891	(6,405)	(14,657)	14,829
Total other income (expense), net	10	—	(5,093)	(5,083)

Income (loss) before income taxes and non-controlling interests	$35,901	$(6,405)	$(19,750)	$9,746

Margins:
Gross profit (loss)/service revenue	33%	(11)%	—%	27%
Income (loss) from operations/service revenue	18%	(33)%	(93)%	6%

Mortgage Market
Revenue
Revenue by business unit was as follows for the three months ended March 31:

(in thousands)	2018	2017	% Increase (decrease)

Service revenue:
Servicer Solutions	$147,809	$183,433	(19)
Origination Solutions	11,346	11,540	(2)
Total service revenue	159,155	194,973	(18)

Reimbursable expenses:
Servicer Solutions	7,602	9,036	(16)
Origination Solutions	56	99	(43)
Total reimbursable expenses	7,658	9,135	(16)

Non-controlling interests	525	615	(15)

Total revenue	$167,338	$204,723	(18)
We recognized service revenue of $159.2 million for the three months ended March 31, 2018, an 18% decrease compared to the three months ended March 31, 2017. We also recognized reimbursable expense revenue of $7.7 million for the three months ended March 31, 2018, a 16% decrease compared to the three months ended March 31, 2017. The decreases in service revenue and reimbursable expenses revenue were primarily a result of the reduction in the size of Ocwen’s portfolio and number of delinquent loans in its portfolio resulting from loan repayments, loan modifications, short sales, REO sales and other forms of resolution in the Servicer Solutions business. These decreases were partially offset by growth in the non-Ocwen property preservation and inspection and Hubzu® businesses.
Certain of our Mortgage Market businesses are impacted by seasonality. Revenues from property sales, loan originations and certain property preservation services are generally lowest during the fall and winter months and highest during the spring and summer months.
Cost of Revenue and Gross Profit
Cost of revenue consisted of the following for the three months ended March 31:

(in thousands)	2018	2017	% Increase (decrease)

Compensation and benefits	$34,966	$42,755	(18)
Outside fees and services	57,561	75,370	(24)
Reimbursable expenses	7,658	9,135	(16)
Technology and telecommunications	6,346	8,172	(22)
Depreciation and amortization	4,542	4,718	(4)

Cost of revenue	$111,073	$140,150	(21)
Cost of revenue for the three months ended March 31, 2018 of $111.1 million decreased by 21% compared to the three months ended March 31, 2017. The decrease in cost of revenue was primarily driven by lower outside fees and services, consistent with the decrease in Servicer Solutions service revenue discussed in the revenue section above. Compensation and benefits declined in certain of the Servicer Solutions businesses as we reduced headcount in anticipation of the revenue decline from Ocwen’s portfolio discussed in the revenue section above, the implementation of efficiency initiatives and the redeployment of certain technology resources to our Other Businesses, Corporate and Eliminations for the development of enterprise-wide technology initiatives. The decrease in reimbursable expenses was consistent with the decrease in reimbursable expenses revenue discussed in the revenue section above.

Gross profit decreased to $56.3 million, representing 35% of service revenue, for the three months ended March 31, 2018 compared to $64.6 million, representing 33% of service revenue, for the three months ended March 31, 2017. Gross profit as a percentage of service revenue increased primarily due to service revenue mix from fewer lower margin property preservation referrals. Our margins can vary substantially depending upon service revenue mix.
Selling, General and Administrative Expenses
SG&A expenses consisted of the following for the three months ended March 31:

(in thousands)	2018	2017	% Increase (decrease)

Compensation and benefits	$4,857	$5,154	(6)
Occupancy related costs	5,254	5,216	1
Amortization of intangible assets	6,519	8,435	(23)
Professional services	1,446	2,230	(35)
Marketing costs	1,728	2,472	(30)
Depreciation and amortization	896	863	4
Other	2,674	4,312	(38)

Selling, general and administrative expenses	$23,374	$28,682	(19)
SG&A for the three months ended March 31, 2018 of $23.4 million decreased by 19% compared to the three months ended March 31, 2017. The decrease in SG&A was primarily due to lower amortization of intangible assets, driven by lower revenue generated by the Homeward and ResCap portfolios (revenue-based amortization), consistent with the reduction in the size of Ocwen’s portfolio discussed in the revenue section above, and a decrease in other due to lower bad debt expense in the current year. In addition, legal costs in professional services decreased in connection with the resolution of, and reduction in activities related to, litigation and regulatory matters, and marketing costs decreased due to a reduction in Hubzu spending in the current year.
Income from Operations
Income from operations decreased to $32.9 million, representing 21% of service revenue, for the three months ended March 31, 2018 compared to $35.9 million, representing 18% of service revenue, for the three months ended March 31, 2017. The increase in operating income as a percentage of service revenue was primarily the result of higher gross profit margins, as discussed above.
Real Estate Market
Revenue
Revenue by business unit was as follows for the three months ended March 31:

(in thousands)	2018	2017	% Increase (decrease)

Service revenue:
Consumer Real Estate Solutions	$1,405	$709	98
Real Estate Investor Solutions	13,398	18,480	(28)
Total service revenue	14,803	19,189	(23)

Reimbursable expenses:
Consumer Real Estate Solutions	2	—	N/M
Real Estate Investor Solutions	475	874	(46)
Total reimbursable expenses	477	874	(45)

Total revenue	$15,280	$20,063	(24)
N/M — not meaningful.
We recognized service revenue of $14.8 million for the three months ended March 31, 2018, a 23% decrease compared to the three months ended March 31, 2017. The decrease in service revenue was primarily driven by a decline in revenues in the Real Estate

Investor Solutions business from RESI’s smaller portfolio of non-performing loans and REO, as RESI continues to sell its portfolio of non-performing loans and REO and focuses on directly acquiring, renovating and managing rental homes. This decrease in the Real Estate Investor Solutions business was also driven by a decrease in our buy-renovate-lease-sell program due to lower transaction volumes. These decreases were partially offset by an increase in the Consumer Real Estate Solutions business from higher transaction volumes for the three months ended March 31, 2018 and growth in the renovation management business in the Real Estate Investor Solutions business.
Certain of our Real Estate Market businesses are impacted by seasonality. Revenues from property sales and certain property preservation services are generally lowest during the fall and winter months and highest during the spring and summer months.
Cost of Revenue and Gross Loss
Cost of revenue consisted of the following for the three months ended March 31:

(in thousands)	2018	2017	% Increase (decrease)

Compensation and benefits	$7,002	$9,242	(24)
Outside fees and services	6,869	4,716	46
Cost of real estate sold	3,179	4,935	(36)
Reimbursable expenses	477	874	(45)
Technology and telecommunications	843	1,722	(51)
Depreciation and amortization	184	654	(72)

Cost of revenue	$18,554	$22,143	(16)
Cost of revenue for the three months ended March 31, 2018 of $18.6 million decreased by 16% compared to the three months ended March 31, 2017. The decrease in cost of revenue was primarily driven by lower compensation and benefits, which declined in certain of the Real Estate Investor Solutions businesses as we reduced headcount in anticipation of the revenue from RESI’s portfolio discussed in the revenue section above, and a decrease in the cost of real estate sold in connection with our buy-renovate-lease-sell program due to lower transaction volumes. These decreases were partially offset by higher outside fees and services, principally in the Real Estate Investor Solutions renovation management business and in the Consumer Real Estate Solutions business consistent with the increase in service revenue discussed in the revenue section above.
Gross loss increased to $(3.3) million, representing (22)% of service revenue, for the three months ended March 31, 2018, compared to $(2.1) million, representing (11)% of service revenue, for the three months ended March 31, 2017. Gross loss as a percent of service revenue increased primarily as a result of service revenue mix from fewer higher margin REO sales, partially offset by declines in the lower margin buy-renovate-lease-sell program. Our margins can vary substantially depending upon service revenue mix.
Selling, General and Administrative Expenses
SG&A expenses consisted of the following for the three months ended March 31:

(in thousands)	2018	2017	% Increase (decrease)

Compensation and benefits	$709	$599	18
Occupancy related costs	571	672	(15)
Amortization of intangible assets	211	211	—
Professional services	158	323	(51)
Marketing costs	1,794	1,724	4
Depreciation and amortization	127	156	(19)
Other	548	640	(14)

Selling, general and administrative expenses	$4,118	$4,325	(5)
SG&A for the three months ended March 31, 2018 of $4.1 million decreased by 5% compared to the three months ended March 31, 2017. The decrease in SG&A was primarily driven by a decrease in legal costs in professional services.

Loss from Operations
Loss from operations increased to $(7.4) million, representing (50)% of service revenue, for the three months ended March 31, 2018, compared to a loss from operations of $(6.4) million, representing (33)% of service revenue, for the three months ended March 31, 2017. The increase in loss from operations as a percentage of service revenue was primarily the result of lower gross profit margins, as discussed above.
Other Businesses, Corporate and Eliminations
Revenue
Revenue by business unit was as follows for the three months ended March 31:

(in thousands)	2018	2017	% Increase (decrease)

Service revenue:
Customer relationship management	$6,393	$7,357	(13)
Asset recovery management	7,039	6,077	16
IT infrastructure services	1,376	2,243	(39)
Total service revenue	14,808	15,677	(6)

Reimbursable expenses:
Asset recovery management	12	20	(40)
Total reimbursable expenses	12	20	(40)

Total revenue	$14,820	$15,697	(6)
We recognized service revenue of $14.8 million for the three months ended March 31, 2018, a 6% decrease compared to the three months ended March 31, 2017. The decrease in service revenue was primarily due to a decline in customer relationship management services from lower transaction volumes from a customer that expanded its vendor network. In addition, the decline in IT infrastructure services, which are typically billed on a cost plus basis, was driven by the transition of resources supporting Ocwen’s technology infrastructure from Altisource to Ocwen. This transition began in the fourth quarter of 2015 and continued through 2018. These decreases were partially offset by an increase in asset recovery management service revenue from growth in collection referral volumes.
Certain of our other businesses are impacted by seasonality. Revenue in the asset recovery management business tends to be higher in the first quarter, as borrowers may utilize tax refunds and bonuses to pay debts, and generally declines throughout the remainder of the year.
Cost of Revenue and Gross Profit (Loss)
Cost of revenue consisted of the following for the three months ended March 31:

(in thousands)	2018	2017	% Increase (decrease)

Compensation and benefits	$12,898	$11,095	16
Outside fees and services	668	873	(23)
Reimbursable expenses	12	20	(40)
Technology and telecommunications	2,262	1,457	55
Depreciation and amortization	1,727	2,215	(22)

Cost of revenue	$17,567	$15,660	12
Cost of revenue for the three months ended March 31, 2018 of $17.6 million increased by 12% compared to the three months ended March 31, 2017. The increase in cost of revenue was primarily due to increases in compensation and benefits and technology and telecommunications costs, driven by the redeployment of certain technology resources from the Mortgage Market segment for the development of enterprise-wide technology initiatives.
Gross profit (loss) decreased to a gross loss of $(2.7) million, representing (19)% of service revenue, for the three months ended March 31, 2018 compared to gross profit of less than $0.1 million, representing less than 1% of service revenue, for the three months ended March 31, 2017. Gross profit as a percentage of service revenue decreased due to the increase in compensation and benefits and technology and telecommunications costs and the decrease in customer relationship management and IT infrastructure revenue, partially offset by increased asset recovery management revenue, as described above.
Selling, General and Administrative Expenses
SG&A in Other Businesses, Corporate and Eliminations include SG&A expenses of the customer relationship management, asset recovery management and IT infrastructure services businesses. It also includes costs related to corporate support functions not allocated to the Mortgage Market and Real Estate Market segments.
Other Businesses, Corporate and Eliminations also include eliminations of transactions between the reportable segments.
SG&A expenses consisted of the following for the three months ended March 31:

(in thousands)	2018	2017	% Increase (decrease)

Compensation and benefits	$8,003	$6,753	19
Occupancy related costs	2,609	4,385	(41)
Amortization of intangible assets	417	500	(17)
Professional services	1,622	1,177	38
Marketing costs	85	73	16
Depreciation and amortization	1,245	1,402	(11)
Other	1,651	404	309

Selling, general and administrative expenses	$15,632	$14,694	6
SG&A for the three months ended March 31, 2018 of $15.6 million increased by 6% compared to the three months ended March 31, 2017. The increase in SG&A was primarily driven by an increase in compensation and benefits from higher share-based compensation and higher other SG&A due to facility closure costs, partially offset by lower occupancy costs due to the subleasing of certain office facilities.
Loss from Operations
Loss from operations increased to $(18.4) million for the three months ended March 31, 2018 compared to a loss of $(14.7) million for the three months ended March 31, 2017. The increase in operating loss was primarily driven by a decrease in gross profit, as discussed above.
Other Expenses, Net
Other expenses, net principally includes interest expense and other non-operating gains and losses. Effective January 1, 2018, other income (expense), net includes unrealized losses on our investment in RESI (see Factors Affecting Comparability above). For the three months ended March 31, 2018, other expenses, net of $(12.1) million increased by 138% compared to the three months ended March 31, 2017, driven by an unrealized loss of $7.5 million on our investment in RESI from a decline in the market value of RESI common shares.
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
For the three months ended March 31, 2018, we used $10.0 million to repurchase shares of our common stock.

Senior Secured Term Loan and Credit Agreement
On November 27, 2012, Altisource Solutions S.à r.l., a wholly-owned subsidiary of Altisource Portfolio Solutions S.A., entered into a senior secured term loan agreement with Bank of America, N.A., as administrative agent, and certain lenders. Altisource Portfolio Solutions S.A. and certain subsidiaries were guarantors of the senior secured term loan. We subsequently entered into four amendments to the senior secured term loan agreement to, among other changes, increase the principal amount of the senior secured term loan, re-establish the $200.0 million incremental term loan facility accordion, lower the interest rate, extend the maturity date by approximately one year, increase the maximum amount of Restricted Junior Payments (as defined in the senior secured term loan agreement; other capitalized terms, unless defined herein, are defined in the senior secured term loan agreement) and certain other changes primarily to facilitate an internal restructuring of the Company’s subsidiaries. The lenders of the senior secured term loan, as amended, had no obligation to provide any such additional debt under the accordion provision. As of March 31, 2018, $412.1 million was outstanding under the senior secured term loan agreement, as amended, compared to $413.6 million as of December 31, 2017. No mandatory prepayments were required for the three months ended March 31, 2018. The interest rate for the senior secured term as of March 31, 2018 was 5.38%. On April 3, 2018, Altisource Portfolio Solutions S.A. and Altisource S.à r.l. entered into a credit agreement with Morgan Stanley Senior Funding, Inc. as administrative agent and collateral agent and the other lenders parties thereto, pursuant to which the lenders have agreed to extend credit to Altisource S.à r.l. in the form of (i) Term B Loans (as defined in the credit agreement) in an aggregate principal amount equal to $412.0 million and (ii) a $15.0 million revolving credit facility. The proceeds of the Term B Loans were used to refinance Altisource S.à r.l.’s senior secured term loan. See Note 21 to the condensed consolidated financial statements for additional information on the April 3, 2018 Term B Loans and revolving credit facility.
The debt covenants in the new credit agreement limit, among other things, our ability to incur additional debt, pay dividends and repurchase shares of our common stock. In the event we require additional liquidity, our ability to obtain it may be limited by the new credit agreement.
Cash Flows
The following table presents our cash flows for the three months ended March 31:

(in thousands)	2018	2017	% Increase (decrease)

Net (loss) income adjusted for non-cash items	$21,566	$30,796	(30)
Changes in operating assets and liabilities	(30,135)	(49,155)	39
Cash flows used in operating activities	(8,569)	(18,359)	53
Cash flows used in investing activities	(1,258)	(1,944)	35
Cash flows used in financing activities	(10,031)	(11,893)	16
Net decrease in cash, cash equivalents and restricted cash	(19,858)	(32,196)	38
Cash, cash equivalents and restricted cash at the beginning of the period	108,843	153,421	(29)

Cash, cash equivalents and restricted cash at the end of the period	$88,985	$121,225	(27)
Cash Flows from Operating Activities
Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net income. For the three months ended March 31, 2018, we used cash flows in operating activities of $(8.6) million, or approximately $(0.05) for every dollar of service revenue, compared to cash flows used in operating activities of $(18.4) million, or approximately $(0.08) for every dollar of service revenue, for the three months ended March 31, 2017. The improvement in cash flows from operations for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was principally driven by the $28.0 million net payment in the prior year period of a previously accrued litigation settlement, partially offset by a $9.9 million increase in short-term investments in real estate for the three months ended March 31, 2018, compared to a $2.5 million increase in short-term investments in real estate for the three months ended March 31, 2017 in connection with our buy-renovate-lease-sell program. The improvement in cash flows from operations for the three months ended March 31, 2018 was also partially offset by lower net income, adjusted for non-cash items, by $9.2 million, a decrease of 30% compared to the three months ended March 31, 2017. Cash flows from operating activities excluding increases in short-term investments in real estate and the net litigation settlement payment for the three months ended March 31, 2017, would have been $1.3 million, or approximately $0.01 for every dollar of service revenue for the three months ended March 31, 2018 and cash flows from operating activities would have been $12.1 million, or approximately $0.05 for every dollar of service revenue for the three months ended March 31, 2017.

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
Cash Flows from Investing Activities
Cash flows from investing activities for the three months ended March 31, 2018 and 2017 consisted of cash used for additions to premises and equipment of $1.3 million and $1.9 million, respectively, primarily related to investments in the development of certain software applications, IT infrastructure and facility improvements.
Cash Flows from Financing Activities
Cash flows from financing activities for the three months ended March 31, 2018 and 2017 primarily included activities associated with the purchase of treasury shares, debt repayments, stock option exercises and distributions to non-controlling interests. During the three months ended March 31, 2018 and 2017, we used $10.0 million and $10.6 million, respectively, to repurchase our common stock, received proceeds from stock option exercises of $2.6 million and $0.8 million, respectively, and distributed $0.7 million and $0.6 million, respectively, to non-controlling interests.
Liquidity Requirements after March 31, 2018
Our primary future liquidity obligations pertain to long-term debt repayments and interest expense under our new credit agreement (see Liquidity section above), distributions to Lenders One members and payments related to a prior acquisition.
During the next 12 months, we expect to make mandatory repayments of $41.2 million and pay $23.5 million of interest expense (assuming the current interest rate) under the new credit agreement (see Liquidity section above) and distribute approximately $2.7 million to the Lenders One members representing non-controlling interests.
On July 17, 2015, we acquired CastleLine Holdings, LLC and its subsidiaries. A portion of the purchase consideration totaling $10.5 million is payable to the sellers over approximately three and one-half years from the acquisition date, including $3.8 million to be paid to certain of the sellers that is contingent on future employment. As of March 31, 2018, we have paid $9.2 million of the up to $10.5 million that is payable over four years from the acquisition date, of which $2.5 million of the $3.8 million purchase consideration that is contingent on future employment. The remaining future payments of $1.3 million are payable during the next 12 months.
We believe that our existing cash and cash equivalents balances and our anticipated cash flows from operations will be sufficient to meet our liquidity needs, including to fund required debt and interest payments and additions to premises and equipment, for the next 12 months.
Contractual Obligations, Commitments and Contingencies
For the three months ended March 31, 2018, there were no significant changes to our contractual obligations from those identified in our Form 10-K for the fiscal year ended December 31, 2017, other than those that occur in the normal course of business. See Note 19 to the condensed consolidated financial statements.
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
See Note 1 to the condensed consolidated financial statements for the Company’s critical accounting policy for revenue recognition. Our other critical accounting policies are described in the MD&A section of our Form 10-K for the year ended December 31, 2017 filed with the SEC on February 22, 2018. With the exception of the changes to our revenue recognition policy referenced above, there have been no material changes to our critical accounting policies during the three months ended March 31, 2018.

Recently Adopted and Future Adoption of New Accounting Pronouncements
See Note 1 to the condensed consolidated financial statements for a discussion of recently issued accounting pronouncements, including pronouncements that were adopted in the current period.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market Risk
Our financial market risk consists primarily of interest rate and foreign currency exchange rate risk.
Interest Rate Risk
As of March 31, 2018, the interest rate charged on the senior secured term loan was 5.38%. The interest rate was calculated based on the Adjusted Eurodollar Rate (as defined in the senior secured term loan agreement) with a minimum floor of 1.00% plus 3.50%.
Based on the principal amount outstanding at March 31, 2018, a one percentage point increase in the Eurodollar Rate would have increased our annual interest expense by approximately $4.1 million, based on the March 31, 2018 Adjusted Eurodollar Rate. There would have been a $3.6 million decrease in our annual interest expense if there was a one percentage point decrease in the Eurodollar Rate.
Currency Exchange Risk
We are exposed to currency risk from potential changes in currency values of our non-United States dollar denominated expenses, assets, liabilities and cash flows. Our most significant currency exposure relates to the Indian rupee. Based on expenses incurred in Indian rupees for the three months ended March 31, 2018, a one percentage point increase or decrease in value of the Indian rupee in relation to the United States dollar would increase or decrease our annual expenses by approximately $1.0 million.
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
As of March 31, 2018, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of March 31, 2018.

b)	Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As previously disclosed, the Company received a Notice and Opportunity to Respond and Advise (“NORA”) letter on November 10, 2016 from the CFPB indicating that the CFPB was considering a potential enforcement action against Altisource relating to an alleged violation of federal law focused on REALServicing and certain other technology services provided to Ocwen, including claims related to the features, functioning and support of such technology. The NORA process provides the recipient an opportunity to present its positions to the CFPB before an enforcement action is recommended or commenced. On December 5, 2016, we provided a written response to the NORA letter setting forth the legal, policy and factual reasons why we believe an enforcement action is not warranted. By letter dated April 3, 2018, the CFPB informed the Company that the investigation of the Company has been completed and the staff of the CFPB’s Office of Enforcement currently does not intend to recommend that the CFPB take enforcement action, and further that the Company is relieved of the document-retention obligations pursuant to the civil investigative process.
Item 1A. Risk Factors
As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Form 10-K for the year ended December 31, 2017 filed with the SEC on February 22, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to our repurchases of our equity securities during the three months ended March 31, 2018:

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum number of shares that may yet be purchased under the plans or programs(1)

Common stock:
January 1 – 31, 2018	177,907	$28.07	177,907	3,245,044
February 1 – 28, 2018	35,200	26.90	35,200	3,209,844
March 1 – 31, 2018	147,625	27.38	147,625	3,062,219

	360,732	$27.67	360,732	3,062,219

(1)
On May 17, 2017, our shareholders approved the renewal of the share repurchase program originally approved by the shareholders on May 18, 2016, which replaced the previous share repurchase program and authorizes us to purchase up to 4.6 million shares of our common stock in the open market, subject to certain parameters.

Item 6. Exhibits

Exhibit Number	Exhibit Description
10.1 *
Third Amendment to the Cooperative Brokerage Agreement, dated as of March 23, 2018, between REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp.

10.2 * †	Form of Non-Qualified Stock Option Award Agreement (2018 Performance-Based Stock Options)

10.3 * †	Form of Restricted Share Unit Award Agreement (2018 Time-Based Restricted Share Units)

10.4
Credit Agreement, dated April 3, 2018 among Altisource S.à r.l. and Altisource Portfolio Solutions S.A., Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 4, 2018)

31.1 *	Section 302 Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2 *	Section 302 Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1 *	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018 is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2018 and 2017; (iii) Condensed Consolidated Statements of Equity for the three months ended March 31, 2018 and 2017; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and (v) Notes to Condensed Consolidated Financial Statements.

______________________________________
*	Filed herewith.
†	Denotes a management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
(Registrant)

Date:	April 26, 2018	By:	/s/ William B. Shepro
William B. Shepro
Director and Chief Executive Officer
(Principal Executive Officer)

Date:	April 26, 2018	By:	/s/ Michelle D. Esterman
Michelle D. Esterman
Executive Vice President, Finance
(Principal Accounting Officer)