Form 10-Q
period 2018-06-30
Altisource Portfolio Solutions S.A.
filed 2018-07-26
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

As of July 20, 2018, there were 17,006,516 outstanding shares of the registrant’s shares of beneficial interest (excluding 8,406,232 shares held as treasury stock).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$84,569	$105,006
Investment in equity securities	43,185	49,153
Accounts receivable, net	45,426	52,740
Prepaid expenses and other current assets	70,009	64,742
Total current assets	243,189	271,641

Premises and equipment, net	58,820	73,273
Goodwill	86,283	86,283
Intangible assets, net	105,374	120,065
Deferred tax assets, net	305,056	303,707
Other assets	11,174	10,195

Total assets	$809,896	$865,164

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$67,646	$84,400
Current portion of long-term debt	41,200	5,945
Deferred revenue	19,131	9,802
Other current liabilities	5,889	9,414
Total current liabilities	133,866	109,561

Long-term debt, less current portion	354,332	403,336
Other non-current liabilities	9,407	12,282

Commitments, contingencies and regulatory matters (Note 19)

Equity:
Common stock ($1.00 par value; 100,000 shares authorized, 25,413 issued and 17,027 outstanding as of June 30, 2018; 100,000 shares authorized, 25,413 shares issued and 17,418 outstanding as of December 31, 2017)	25,413	25,413
Additional paid-in capital	116,586	112,475
Retained earnings	596,268	626,600
Accumulated other comprehensive income	—	733
Treasury stock, at cost (8,386 shares as of June 30, 2018 and 7,995 shares as of December 31, 2017)	(427,380)	(426,609)
Altisource equity	310,887	338,612

Non-controlling interests	1,404	1,373
Total equity	312,291	339,985

Total liabilities and equity	$809,896	$865,164

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Revenue	$218,556	$250,685	$415,994	$491,168
Cost of revenue	163,206	185,393	310,400	363,346

Gross profit	55,350	65,292	105,594	127,822
Selling, general and administrative expenses	42,924	52,470	86,048	100,171

Income from operations	12,426	12,822	19,546	27,651
Other income (expense), net:
Interest expense	(7,027)	(5,465)	(12,890)	(11,263)
Unrealized gain (loss) on investment in equity securities (Note 3)	1,533	—	(5,968)	—
Other income (expense), net	(3,861)	4,803	(2,589)	5,518
Total other income (expense), net	(9,355)	(662)	(21,447)	(5,745)

Income (loss) before income taxes and non-controlling interests	3,071	12,160	(1,901)	21,906
Income tax (provision) benefit	(816)	(2,438)	549	(5,024)

Net income (loss)	2,255	9,722	(1,352)	16,882
Net income attributable to non-controlling interests	(687)	(687)	(1,212)	(1,302)

Net income (loss) attributable to Altisource	$1,568	$9,035	$(2,564)	$15,580

Earnings (loss) per share:
Basic	$0.09	$0.49	$(0.15)	$0.84
Diluted	$0.09	$0.48	$(0.15)	$0.82

Weighted average shares outstanding:
Basic	17,142	18,335	17,260	18,497
Diluted	17,553	18,836	17,260	19,069

Comprehensive income (loss):
Net income (loss)	$2,255	$9,722	$(1,352)	$16,882
Other comprehensive income (loss), net of tax:
Reclassification of unrealized gain on investment in equity securities, net of income tax provision of $200, to retained earnings from the cumulative effect of an accounting change (Note 1)	—	—	(733)	—
Unrealized (loss) gain on investment in equity securities, net of income tax benefit (provision) of $0, $2,593, $0, $(2,132)	—	(6,981)	—	5,742

Comprehensive income (loss), net of tax	2,255	2,741	(2,085)	22,624
Comprehensive income attributable to non-controlling interests	(687)	(687)	(1,212)	(1,302)

Comprehensive income (loss) attributable to Altisource	$1,568	$2,054	$(3,297)	$21,322

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Altisource Equity
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock, at cost	Non-controlling interests	Total
	Shares

Balance, December 31, 2016	25,413	$25,413	$107,288	$333,786	$(1,745)	$(403,953)	$1,405	$62,194

Comprehensive income:
Net income	—	—	—	15,580	—	—	1,302	16,882
Other comprehensive income, net of tax	—	—	—	—	5,742	—	—	5,742
Distributions to non-controlling interest holders	—	—	—	—	—	—	(1,056)	(1,056)
Share-based compensation expense	—	—	1,858	—	—	—	—	1,858
Cumulative effect of an accounting change (Note 13)	—	—	932	(932)	—	—	—	—
Exercise of stock options and issuance of restricted shares	—	—	—	(5,014)	—	5,779	—	765
Treasury shares withheld for the payment of tax on restricted share issuances	—	—	—	(1,494)	—	405	—	(1,089)
Repurchase of shares	—	—	—	—	—	(18,573)	—	(18,573)

Balance, June 30, 2017	25,413	$25,413	$110,078	$341,926	$3,997	$(416,342)	$1,651	$66,723

Balance, December 31, 2017	25,413	$25,413	$112,475	$626,600	$733	$(426,609)	$1,373	$339,985

Net (loss) income	—	—	—	(2,564)	—	—	1,212	(1,352)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(1,181)	(1,181)
Share-based compensation expense	—	—	4,111	—	—	—	—	4,111
Cumulative effect of accounting changes (Note 1)	—	—	—	(9,715)	(733)	—	—	(10,448)
Exercise of stock options and issuance of restricted shares	—	—	—	(17,237)	—	19,944	—	2,707
Treasury shares withheld for the payment of tax on restricted share issuances and stock option exercises	—	—	—	(816)	—	406	—	(410)
Repurchase of shares	—	—	—	—	—	(21,121)	—	(21,121)

Balance, June 30, 2018	25,413	$25,413	$116,586	$596,268	$—	$(427,380)	$1,404	$312,291

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2018	2017

Cash flows from operating activities:
Net (loss) income	$(1,352)	$16,882
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	17,049	18,895
Amortization of intangible assets	14,691	18,539
Change in the fair value of acquisition related contingent consideration	—	16
Unrealized loss on investment in equity securities	5,968	—
Share-based compensation expense	4,111	1,858
Bad debt expense	1,503	2,890
Gain on early extinguishment of debt	—	(3,937)
Amortization of debt discount	298	156
Amortization of debt issuance costs	502	433
Deferred income taxes	(1,349)	—
Loss on disposal of fixed assets	558	2,798
Loss on debt refinancing (Note 10)	4,434	—
Changes in operating assets and liabilities:
Accounts receivable	6,923	11,954
Prepaid expenses and other current assets	(5,267)	(6,811)
Other assets	967	523
Accounts payable and accrued expenses	(17,152)	(10,637)
Other current and non-current liabilities	(8,631)	(41,042)
Net cash provided by operating activities	23,253	12,517

Cash flows from investing activities:
Additions to premises and equipment	(2,756)	(5,658)
Net cash used in investing activities	(2,756)	(5,658)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	407,880	—
Repayments and repurchases of long-term debt	(421,821)	(24,766)
Debt issuance costs	(5,042)	—
Proceeds from stock option exercises	2,707	765
Purchase of treasury shares	(21,121)	(15,531)
Distributions to non-controlling interests	(1,181)	(1,056)
Payment of tax withholding on issuance of restricted shares and stock option exercises	(410)	(1,089)
Net cash used in financing activities	(38,988)	(41,677)

Net decrease in cash, cash equivalents and restricted cash	(18,491)	(34,818)
Cash, cash equivalents and restricted cash at the beginning of the period	108,843	153,421

Cash, cash equivalents and restricted cash at the end of the period	$90,352	$118,603

Supplemental cash flow information:
Interest paid	$11,540	$10,787
Income taxes paid, net	2,865	12,668

Non-cash investing and financing activities:
Increase (decrease) in payables for purchases of premises and equipment	$398	$(378)
Increase in payables for purchases of treasury shares	—	3,042
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
The management agreement between MPA and Lenders One, pursuant to which MPA is the management company, represents a variable interest in a variable interest entity. MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact the cooperative’s economic performance and the right to receive benefits from the cooperative. As a result, Lenders One is presented in the accompanying condensed consolidated financial statements on a consolidated basis and the interests of the members are reflected as non-controlling interests. As of June 30, 2018, Lenders One had total assets of $4.8 million and total liabilities of $3.1 million. As of December 31, 2017, Lenders One had total assets of $4.6 million and total liabilities of $3.1 million.
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
The Company adopted Topic 606 effective January 1, 2018 using the cumulative effect method. As a result of this adoption, the Company recognized an $11.2 million increase in deferred revenue, a $1.1 million increase in unbilled accounts receivable, a $0.3 million increase in other current liabilities and a $10.4 million decrease in retained earnings as of January 1, 2018. Because the Company adopted Topic 606 retrospectively with a cumulative effect as of January 1, 2018, the comparative results as of December 31, 2017 and for the three and six months ended June 30, 2017 have not been restated and continue to be reported under Accounting Standards Codification Topic 605, Revenue Recognition and SEC Staff Accounting Bulletin Topic 13, Revenue Recognition. The details of the significant changes and quantitative impact of the adoption of Topic 606 are described below. Also see Note 14 for additional information on revenue, including disaggregation of revenue and contract balances.
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

•
For real estate brokerage and auction services, we recognize revenue on a net basis as we perform services as an agent without assuming the risks and rewards of ownership of the asset and the commission earned on the sale is a fixed percentage or amount.

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

•
For our renovation services, revenue is recognized over the period of the construction activity, based on the estimated percentage of completion of the projects. We use judgment to determine the period over which we recognize revenue for certain of these services. For real estate brokerage and auction services, we recognize revenue on a net basis as we perform services as an agent without assuming the risks and rewards of ownership of the asset and the commission earned on the sale is a fixed percentage or amount. For the buy-renovate-lease-sell business, we recognize revenue associated with our sales of short-term investments in real estate on a gross basis as we assume the risks and rewards of ownership of the asset.

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

•
For the information technology (“IT”) infrastructure services we provide to Ocwen Financial Corporation (“Ocwen”), Front Yard Residential Corporation (“RESI”) and Altisource Asset Management Corporation (“AAMC”), we recognize revenue primarily based on the number of users of the applicable systems, fixed fees and the number and type of licensed platforms. We recognize revenue associated with implementation services upon completion and maintenance services ratably over the related service period.

The following table summarizes the impact of adopting Topic 606 on the Company’s condensed consolidated balance sheet as of June 30, 2018:

	Impact of the adoption of Topic 606
(in thousands)	As reported	Adjustments	Balances without adoption of Topic 606

Accounts receivable, net	$45,426	$642	$46,068
Total current assets	243,189	642	243,831
Total assets	809,896	642	810,538

Other current liabilities	5,889	(217)	5,672
Deferred revenue	19,131	(9,100)	10,031
Total current liabilities	133,866	(9,317)	124,549

Deferred revenue, non-current	41	1,160	1,201

Retained earnings	596,268	8,799	605,067
Altisource equity	310,887	8,799	319,686
Total equity	312,291	8,799	321,090
Total liabilities and equity	809,896	642	810,538

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

The following table summarizes the impact of adopting Topic 606 on the Company’s condensed consolidated statement of operations and comprehensive income for the three months ended June 30, 2018:

	Impact of the adoption of Topic 606
(in thousands)	As reported	Adjustments	Balances without adoption of Topic 606

Revenue	$218,556	$(1,203)	$217,353
Cost of revenue	163,206	662	163,868
Gross profit	55,350	(1,865)	53,485
Income from operations	12,426	(1,865)	10,561
Income before income taxes and non-controlling interests	3,071	(1,865)	1,206
Income tax provision	(816)	544	(272)
Net income	2,255	(1,321)	934
Net income attributable to Altisource	1,568	(1,321)	247
The following table summarizes the impact of adopting Topic 606 on the Company’s condensed consolidated statement of operations and comprehensive income for the six months ended June 30, 2018:

	Impact of the adoption of Topic 606
(in thousands)	As reported	Adjustments	Balances without adoption of Topic 606

Revenue	$415,994	$(791)	$415,203
Cost of revenue	310,400	1,459	311,859
Gross profit	105,594	(2,250)	103,344
Income from operations	19,546	(2,250)	17,296
Loss before income taxes and non-controlling interests	(1,901)	(2,250)	(4,151)
Income tax benefit	549	650	1,199
Net loss	(1,352)	(1,600)	(2,952)
Net loss attributable to Altisource	(2,564)	(1,600)	(4,164)
The adoption of Topic 606 did not have any impact on net cash flows used in operating, financing or investing activities on the Company’s condensed consolidated statement of cash flows for the six months ended June 30, 2018.
Financial Instruments
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This standard requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The standard also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. It also amends certain financial statement presentation and disclosure requirements associated with the fair value of financial instruments. This standard was effective for the Company on January 1, 2018. The adoption of this standard resulted in a cumulative effect adjustment to increase retained earnings and decrease accumulated other comprehensive income by $0.7 million on January 1, 2018. Changes in the fair value of the Company’s investment in RESI subsequent to January 1, 2018, as well as any equity investments acquired in the future, will be reflected as a component of net income in the Company’s consolidated statements of operations and comprehensive income.
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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This standard requires that companies include restricted cash and restricted cash equivalents in their cash and cash equivalent balances in the statement of cash flows. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard was effective for the Company on January 1, 2018, and was adopted using the retrospective transition method, as required by the standard. The adoption of this standard resulted in the classification of the Company’s restricted cash with cash and cash equivalents reported in the Company’s condensed consolidated statements of cash flows. As a result, the Company included $5.8 million, $3.8 million, $4.4 million and $4.1 million of restricted cash with cash and cash equivalents in its condensed consolidated statements of cash flows as of June 30, 2018, December 31, 2017, June 30, 2017 and December 31, 2016, respectively.
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
Future Adoption of New Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard introduces a new lessee model that brings substantially all leases on the balance sheet. This standard will require companies to recognize lease assets and lease liabilities on their balance sheets and disclose key information about leasing arrangements in their financial statements. This standard will be effective for annual periods beginning after December 15, 2018, including interim periods within that reporting period. Early application of this standard is permitted. The Company is currently evaluating the impact of this guidance on its results of operations and financial position. Based on the Company’s preliminary analysis of arrangements where the Company is a lessee, we estimate that the new standard, if implemented as of June 30, 2018, would result in approximately $17.6 million right-of-use assets and lease liabilities on the Company’s condensed consolidated balance sheet as of June 30, 2018. The Company will continue to analyze the impact of this guidance and refine the estimated impact on its results of operations and financial position.
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
NOTE 2 — CUSTOMER CONCENTRATION
During the three and six months ended June 30, 2018, Ocwen was our largest customer, accounting for 51% of our total revenue for the six months ended June 30, 2018 (50% of our revenue for the second quarter of 2018). Ocwen is a residential mortgage loan servicer of mortgage servicing rights (“MSRs”) it owns, including those MSRs in which others have an economic interest, and a subservicer of MSRs owned by others. Ocwen purchases certain mortgage services and technology services from us under the terms of master services agreements and amendments thereto (collectively, the “Ocwen Services Agreements”) with terms extending through August 2025. Certain of the Ocwen Service Agreements contain a “most favored nation” provision and also grant the parties the right to renegotiate pricing, among other things. Certain of the Ocwen Service Agreements also prohibit Ocwen from establishing fee-based businesses that would directly or indirectly compete with Altisource’s services with respect to the Homeward Residential, Inc. and Residential Capital, LLC loan portfolios acquired by Ocwen in December 2012 and February 2013, respectively. Ocwen also purchases certain origination services from Altisource under an agreement that continues until January 2019, but which is subject to a 90 day termination right by Ocwen.
Revenue from Ocwen primarily consists of revenue earned from the loan portfolios serviced by Ocwen when Ocwen designates us as the service provider and revenue earned directly from Ocwen. For the six months ended June 30, 2018 and 2017, we generated revenue from Ocwen of $210.8 million and $285.6 million, respectively ($108.8 million and $144.2 million for the second quarter of 2018 and 2017, respectively). Revenue from Ocwen as a percentage of segment and consolidated revenue was as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Mortgage Market	60%	68%	60%	68%
Real Estate Market	1%	1%	1%	1%
Other Businesses, Corporate and Eliminations	9%	11%	9%	13%
Consolidated revenue	50%	58%	51%	58%
We earn additional revenue related to the loan portfolios serviced by Ocwen when a party other than Ocwen or the MSR owner selects Altisource as the service provider. For the six months ended June 30, 2018 and 2017, we recognized revenue of $26.2 million and $82.9 million, respectively ($11.0 million and $41.2 million for the second quarter of 2018 and 2017, respectively), related to the loan portfolios serviced by Ocwen when a party other than Ocwen or the MSR owner selected Altisource as the service provider. These amounts are not included in deriving revenue from Ocwen as a percentage of revenue in the table above.
As of June 30, 2018, accounts receivable from Ocwen totaled $16.5 million, $12.2 million of which was billed and $4.3 million of which was unbilled. As of December 31, 2017, accounts receivable from Ocwen totaled $18.9 million, $13.6 million of which was billed and $5.3 million of which was unbilled.
As of March 31, 2018, New Residential Investment Corp. (individually, together with one or more of its subsidiaries or one or more of its subsidiaries individually, “NRZ”) owned Ocwen-serviced MSRs and rights to MSRs (the “Subject MSRs”) with underlying unpaid principal balances (“UPB”) of $98.3 billion. As of March 31, 2018, Ocwen serviced and subserviced MSRs with underlying UPB of $173.4 billion. As previously disclosed, in July 2017, Ocwen and NRZ entered into agreements to convert NRZ’s economic rights to the Subject MSRs into fully-owned MSRs in exchange for payments from NRZ to Ocwen when such

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Subject MSRs were transferred. The transfers are subject to certain third party consents. Ocwen disclosed that under these agreements, Ocwen would subservice the transferred Subject MSRs for an initial term of five years, and the agreements provided for the conversion of the existing arrangements into a more traditional subservicing arrangement.
In January 2018, Ocwen disclosed that it and NRZ entered into new agreements to accelerate the implementation of certain parts of their July 2017 arrangement in order to achieve the intent of the July 2017 agreements sooner while Ocwen continues the process of obtaining the third party consents necessary to transfer the Subject MSRs to NRZ.
On August 28, 2017, Altisource, through its licensed subsidiaries, entered into a Cooperative Brokerage Agreement, as amended, and related letter agreement (collectively, the “Brokerage Agreement”) with NRZ which extends through August 2025. Under this agreement and related amendments, Altisource remains the exclusive provider of brokerage services for REO associated with the Subject MSRs when Ocwen transfers such MSRs to NRZ or when NRZ acquires both an additional economic interest in such Subject MSRs and the right to designate the broker for REO properties in such portfolios. The Brokerage Agreement provides that Altisource is the exclusive provider of brokerage services for REO associated with the Subject MSRs, irrespective of the sub-servicer. NRZ’s brokerage subsidiary receives a cooperative brokerage commission on the sale of certain REO properties from these portfolios subject to certain exceptions.
For the three and six months ended June 30, 2018, we earned revenue from NRZ of $8.9 million and $19.2 million, respectively, following the transfer of certain of the Subject MSRs from Ocwen to NRZ (the “Transferred MSRs”) (no comparative amounts in 2017). For the three and six months ended June 30, 2018, we earned additional revenue of $26.7 million and $42.8 million relating to the Transferred MSRs when a party other than NRZ selects Altisource as the service provider (no comparative amounts in 2017).
On August 28, 2017, Altisource and NRZ also entered into a non-binding Letter of Intent, as amended, to enter into a Services Agreement (the “Services LOI”), setting forth the terms pursuant to which Altisource would remain the exclusive service provider of fee-based services for the Subject MSRs through August 2025. The Services LOI was amended to continue through August 31, 2018.
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
We anticipate that revenue from NRZ will increase over time and revenue from Ocwen will decrease. As Subject MSRs continue to transfer from Ocwen to NRZ and following the anticipated execution of the Services Agreement, we expect that NRZ will become our largest customer. Had all of the Subject MSRs been transferred to NRZ and the Brokerage Agreement and the Services Agreement with NRZ been in place as of January 1, 2018, we estimate that approximately 48% of our revenue for the six months ended June 30, 2018 would have been related to NRZ. There can be no assurance that the parties will reach an agreement with respect to the terms of the Services Agreement or that a Services Agreement will be entered into on a timely basis or at all.
NOTE 3 — INVESTMENT IN EQUITY SECURITIES
During 2016, we purchased 4.1 million shares of RESI common stock for $48.2 million. This investment is reflected in the condensed consolidated balance sheets at a fair value of $43.2 million as of June 30, 2018 and $49.2 million as of December 31, 2017. During the three and six months ended June 30, 2018, we recognized an unrealized gain (loss) of $1.5 million and $(6.0) million, respectively, on our investment in RESI in other income (expense), net in the condensed consolidated statements of operations and comprehensive income as a result of a change in the market value of RESI common shares. During the three and six months ended June 30, 2017, an unrealized gain (loss) on our investment in RESI of $(7.0) million and $5.7 million, respectively, net of income tax expense (benefit), was reflected in other comprehensive income in the condensed consolidated statements of operations and comprehensive income (see Note 1 for additional information on the adoption of the new accounting standard on investments in equity securities). During the six months ended June 30, 2018 and 2017, we earned dividends of $1.2 million in each period related to this investment ($0.6 million in both the second quarter of 2018 and 2017).

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 4 — ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consists of the following:

(in thousands)	June 30, 2018	December 31, 2017

Billed	$39,313	$40,787
Unbilled	17,446	22,532
Subtotal	56,759	63,319
Less: Allowance for doubtful accounts	(11,333)	(10,579)

Total	$45,426	$52,740
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
NOTE 5 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

(in thousands)	June 30, 2018	December 31, 2017

Short-term investments in real estate	$35,289	$29,405
Maintenance agreements, current portion	4,961	8,014
Income taxes receivable	11,396	9,227
Prepaid expenses	7,501	7,898
Other current assets	10,862	10,198

Total	$70,009	$64,742
NOTE 6 — PREMISES AND EQUIPMENT, NET
Premises and equipment, net consists of the following:

(in thousands)	June 30, 2018	December 31, 2017

Computer hardware and software	$182,606	$179,567
Leasehold improvements	32,658	33,417
Furniture and fixtures	13,695	14,092
Office equipment and other	8,887	9,388
	237,846	236,464
Less: Accumulated depreciation and amortization	(179,026)	(163,191)

Total	$58,820	$73,273
Depreciation and amortization expense totaled $17.0 million and $18.9 million for the six months ended June 30, 2018 and 2017, respectively ($8.3 million and $8.9 million for the second quarter of 2018 and 2017, respectively), and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive income.

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following is a summary of goodwill by segment:

(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Total

Balance as of June 30, 2018 and December 31, 2017	$73,259	$10,056	$2,968	$86,283
Intangible Assets, net
Intangible assets, net consist of the following:

	Weighted average estimated useful life (in years)	Gross carrying amount		Accumulated amortization		Net book value
(in thousands)		June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017

Definite lived intangible assets:
Customer related intangible assets	10	$273,172	$277,828	$(196,315)	$(188,258)	$76,857	$89,570
Operating agreement	20	35,000	35,000	(14,748)	(13,865)	20,252	21,135
Trademarks and trade names	14	12,554	15,354	(6,480)	(8,881)	6,074	6,473
Non-compete agreements	4	1,230	1,560	(872)	(897)	358	663
Intellectual property	10	300	300	(130)	(115)	170	185
Other intangible assets	5	3,745	3,745	(2,082)	(1,706)	1,663	2,039

Total		$326,001	$333,787	$(220,627)	$(213,722)	$105,374	$120,065
Amortization expense for definite lived intangible assets was $14.7 million and $18.5 million for the six months ended June 30, 2018 and 2017, respectively ($7.5 million and $9.4 million for the second quarter of 2018 and 2017, respectively). Anticipated annual definite lived intangible asset amortization is $25.7 million in 2018, $20.6 million in 2019, $17.9 million in 2020, $13.4 million in 2021 and $7.3 million in 2022.
NOTE 8 — OTHER ASSETS
Other assets consist of the following:

(in thousands)	June 30, 2018	December 31, 2017

Security deposits	$4,807	$5,304
Restricted cash	5,783	3,837
Other	584	1,054

Total	$11,174	$10,195

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 9 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable and accrued expenses consist of the following:

(in thousands)	June 30, 2018	December 31, 2017

Accounts payable	$13,781	$15,682
Accrued expenses - general	26,343	27,268
Accrued salaries and benefits	27,062	41,363
Income taxes payable	460	87

Total	$67,646	$84,400
Other current liabilities consist of the following:

(in thousands)	June 30, 2018	December 31, 2017

Unfunded cash account balances	$3,147	$5,900
Other	2,742	3,514

Total	$5,889	$9,414
NOTE 10 — LONG-TERM DEBT
Long-term debt consists of the following:

(in thousands)	June 30, 2018	December 31, 2017

Term loans	$403,760	$413,581
Less: Debt issuance costs, net	(4,317)	(3,158)
Less: Unamortized discount, net	(3,911)	(1,142)
Net long-term debt	395,532	409,281
Less: Current portion	(41,200)	(5,945)

Long-term debt, less current portion	$354,332	$403,336
On April 3, 2018, Altisource Portfolio Solutions S.A. and its wholly-owned subsidiary, Altisource S.à r.l. entered into a credit agreement (the “Credit Agreement”) with Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, and certain lenders. Under the Credit Agreement, Altisource borrowed $412.0 million in the form of Term B Loans and obtained a $15.0 million revolving credit facility. The Term B Loans mature in April 2024 and the revolving credit facility matures in April 2023. Altisource Portfolio Solutions S.A. and certain subsidiaries are guarantors of the term loan and the revolving credit facility (collectively, the “Guarantors”).
Proceeds from the Term B Loans were used to repay the Company’s prior senior secured term loan, which had an outstanding balance of $412.1 million as of April 3, 2018. In connection with the refinancing, we recognized a loss of $4.4 million from the write-off of unamortized debt issuance costs and debt discount in the second quarter of 2018. This loss was included in other income (expense), net in the condensed consolidated statements of operations and comprehensive income.
The Term B Loans must be repaid in consecutive quarterly principal installments with $24.7 million due in 2018, $41.2 million due in 2019, $25.7 million due in 2020 and $12.4 million due annually thereafter, with the balance due at maturity. During the three months ended June 30, 2018, the Company repaid $8.2 million of the Term B Loans. All amounts outstanding under the Term B Loans will become due on the earlier of (i) April 3, 2024, and (ii) the date on which the loans are declared to be due and owing by the administrative agent at the request (or with the consent) of the Required Lenders (as defined in the Credit Agreement; other capitalized terms, unless defined herein, are defined in the Credit Agreement) or as otherwise provided in the Credit Agreement upon the occurrence of any event of default.

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

In addition to the scheduled principal payments, subject to certain exceptions, the Term B Loans are subject to mandatory prepayment upon issuances of debt, casualty and condemnation events and sales of assets, as well as from a percentage of Consolidated Excess Cash Flow if the leverage ratio is greater than 3.00 to 1.00, as calculated in accordance with the provisions of the Credit Agreement (the percentage increases if the leverage ratio exceeds 3.50 to 1.00). Certain mandatory prepayments reduce future contractual amortization payments by an amount equal to the mandatory prepayment. No mandatory prepayments were owed for the three months ended June 30, 2018.
Altisource may incur incremental indebtedness under the Credit Agreement from one or more incremental lenders, which may include existing lenders, in an aggregate incremental principal amount not to exceed $125.0 million, subject to certain conditions set forth in the Credit Agreement, including a sublimit of $80.0 million with respect to incremental revolving credit commitments. The lenders have no obligation to provide any incremental indebtedness.
The Term B Loans bear interest at rates based upon, at our option, the Adjusted Eurodollar Rate or the Base Rate. Adjusted Eurodollar Rate term loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Adjusted Eurodollar Rate for a three month interest period and (y) 1.00% plus (ii) 4.00%. Base Rate term loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Base Rate and (y) 2.00% plus (ii) 3.00%. The interest rate at June 30, 2018 was 6.33%.
Loans under the revolving credit facility bear interest at rates based upon, at our option, the Adjusted Eurodollar Rate or the Base Rate. Adjusted Eurodollar Rate revolving loans bear interest at a rate per annum equal to the sum of (i) the Adjusted Eurodollar Rate for a three month interest period plus (ii) 4.00%. Base Rate revolving loans bear interest at a rate per annum equal to the sum of (i) the Base Rate plus (ii) 3.00%. The unused commitment fee is 0.50%. There were no borrowings outstanding under the revolving credit facility as of June 30, 2018.
The payment of all amounts owing by Altisource under the Credit Agreement is guaranteed by the Guarantors and is secured by a pledge of all equity interests of certain subsidiaries of Altisource, as well as a lien on substantially all of the assets of Altisource S.à r.l. and the Guarantors, subject to certain exceptions.
The Credit Agreement includes covenants that restrict or limit, among other things, our ability, subject to certain exceptions and baskets, to incur indebtedness; incur liens on our assets; sell, transfer or dispose of assets; make Restricted Junior Payments including share repurchases, dividends and repayment of junior indebtedness; make investments; dispose of equity interests of any Material Subsidiaries; engage in a line of business substantially different than existing businesses and businesses reasonably related, complimentary or ancillary thereto; amend material debt agreements or other material contracts; engage in certain transactions with affiliates; enter into sale/leaseback transactions; grant negative pledges or agree to such other restrictions relating to subsidiary dividends and distributions; make changes to our fiscal year; and engage in mergers and consolidations; and to the extent any Revolving Credit Loans are outstanding on the last day of a fiscal quarter, permit the Total Leverage Ratio to be greater than 3.50:1.00 as of the last day of such fiscal quarter, subject to a customary cure provision (the “Revolving Financial Covenant”).
The Credit Agreement contains certain events of default including (i) failure to pay principal when due or interest or any other amount owing on any other obligation under the Credit Agreement within five days of becoming due, (ii) material incorrectness of representations and warranties when made, (iii) breach of certain other covenants, subject to cure periods described in the Credit Agreement, (iv) a breach of the Revolving Financial Covenant, subject to a customary cure provision and not an Event of Default with respect to the Term Loans unless and until the Required Revolving Lenders accelerate the Revolving Credit Loans, (v) failure to pay principal or interest on any other debt that equals or exceeds $40.0 million when due, (vi) default on any other debt that equals or exceeds $40.0 million that causes, or gives the holder or holders of such debt the ability to cause, an acceleration of such debt, (vii) occurrence of a Change of Control, (viii) bankruptcy and insolvency events, (ix) entry by a court of one or more judgments against us in an amount in excess of $40.0 million that remain unbonded, undischarged or unstayed for a certain number of days after the entry thereof, (x) the occurrence of certain ERISA events and (x) the failure of certain Loan Documents to be in full force and effect. If any event of default occurs and is not cured within applicable grace periods set forth in the Credit Agreement or waived, all loans and other obligations could become due and immediately payable and the facility could be terminated.
At June 30, 2018, debt issuance costs were $4.3 million, net of $0.2 million of accumulated amortization. At December 31, 2017, debt issuance costs related to the prior term loans were $3.2 million, net of $7.1 million of accumulated amortization.
In the second quarter of 2017, we repurchased portions of our prior senior secured term loan with an aggregate par value of $26.0 million at a weighted average discount of 16.5%, recognizing a net gain of $3.9 million on the early extinguishment of debt (no comparative amounts in 2018). The net gain was included in other income (expense), net in the condensed consolidated statements of operations and comprehensive income.

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 11 — OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following:

(in thousands)	June 30, 2018	December 31, 2017

Income tax liabilities	$5,605	$5,955
Deferred revenue	41	2,101
Other non-current liabilities	3,761	4,226

Total	$9,407	$12,282
NOTE 12 — FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The following table presents the carrying amount and estimated fair value of financial instruments and certain liabilities measured at fair value as of June 30, 2018 and December 31, 2017. The following fair values are estimated using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	June 30, 2018				December 31, 2017
(in thousands)	Carrying amount	Fair value			Carrying amount	Fair value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$84,569	$84,569	$—	$—	$105,006	$105,006	$—	$—
Restricted cash	5,783	5,783	—	—	3,837	3,837	—	—
Investment in equity securities	43,185	43,185	—	—	49,153	49,153	—	—

Liabilities:
Long-term debt	403,760	—	401,067	—	413,581	—	407,377	—
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
Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk primarily consist of cash and cash equivalents and accounts receivable. Our policy is to deposit our cash and cash equivalents with larger, highly rated financial institutions. The Company derives approximately 50% of its revenues from Ocwen (see Note 2 for additional information on Ocwen revenues and accounts receivable balance). The Company mitigates its concentrations of credit risk with respect to accounts receivable by actively monitoring past due accounts and the economic status of larger customers, if known.
NOTE 13 — SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Share Repurchase Program
On May 15, 2018, our shareholders approved the renewal of the share repurchase program previously approved by the shareholders on May 17, 2017, which replaced the previous share repurchase program. We are authorized to purchase up to 4.3 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. As of

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2018, approximately 4.2 million shares of common stock remain available for repurchase under the program. We purchased 0.8 million shares of common stock at an average price of $27.39 per share during the six months ended June 30, 2018 and 0.8 million shares at an average price of $22.15 per share during the six months ended June 30, 2017 (0.4 million shares at an average price of $27.14 per share for the second quarter of 2018 and 0.4 million shares at an average price of $19.17 per share for the second quarter of 2017). Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of June 30, 2018, we can repurchase up to approximately $142 million of our common stock under Luxembourg law. The Credit Agreement also limits the amount we can spend on share repurchases, which was approximately $456 million as of June 30, 2018, and may prevent repurchases in certain circumstances.
Share-Based Compensation
We issue share-based awards in the form of stock options, restricted shares and restricted share units for certain employees, officers and directors. We recognized share-based compensation expense of $4.1 million and $1.9 million for the six months ended June 30, 2018 and 2017, respectively ($1.9 million and $1.2 million for the second quarter of 2018 and 2017, respectively). As of June 30, 2018, estimated unrecognized compensation costs related to share-based awards amounted to $14.5 million, which we expect to recognize over a weighted average remaining requisite service period of approximately 2.12 years.
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
Service-Based Options. These options generally vest over three or four years with equal annual vesting and expire on the earlier of ten years after the date of grant or following termination of service. A total of 575 thousand service-based awards were outstanding as of June 30, 2018.
Market-Based Options. These option grants generally have two components, each of which vests only upon the achievement of certain criteria. The first component, which we refer to as “ordinary performance” grants, generally consists of two-thirds of the market-based grant and begins to vest if the stock price is at least double the exercise price, as long as the stock price realizes a compounded annual gain of at least 20% over the exercise price. The remaining third of the market-based options, which we refer to as “extraordinary performance” grants, generally begins to vest if the stock price is at least triple the exercise price, as long as the stock price realizes a compounded annual gain of at least 25% over the exercise price. Market-based awards vest in three or four year installments with the first installment vesting upon the achievement of the criteria and the remaining installments vesting thereafter in equal annual installments. Market-based options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service or in the final three years of the option term, in which case vesting will generally continue in accordance with the provisions of the award agreement. A total of 684 thousand market-based awards were outstanding as of June 30, 2018.
Performance-Based Options. These option grants generally begin to vest upon the achievement of certain specific financial measures. Generally, the awards begin vesting if the performance criteria are achieved; one-fourth vest on each anniversary of the grant date. For certain other financial measures, awards cliff-vest upon the achievement of the specific performance during the period from 2018 through 2021. The award of performance-based options is adjusted based on the level of achievement specified in the award agreements. If the performance criteria achieved is above threshold performance levels, participants have the opportunity to vest in 50% to 200% of the option grants, depending upon performance achieved. If the performance criteria achieved is below a certain threshold, the award is canceled. The options expire on the earlier of ten years after the date of grant or following termination of service. There were 282 thousand performance-based awards outstanding as of June 30, 2018.
The Company granted 272 thousand stock options (at a weighted average exercise price of $25.06 per share) and 129 thousand stock options (at a weighted average exercise price of $39.13 per share) during the six months ended June 30, 2018 and 2017, respectively.

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

The fair values of the service-based options and performance-based options were determined using the Black-Scholes option pricing model and the fair values of the market-based options were determined using a lattice (binomial) model. The following assumptions were used to determine the fair values as of the grant date:

	Six months ended June 30, 2018		Six months ended June 30, 2017
	Black-Scholes	Binomial	Black-Scholes	Binomial

Risk-free interest rate (%)	2.66 – 2.98	1.64 – 2.83	2.06 – 2.29	0.77 – 2.38
Expected stock price volatility (%)	70.31 – 71.86	71.81 – 71.86	61.49 – 66.68	66.68
Expected dividend yield	—	—	—	—
Expected option life (in years)	6.00 – 6.25	2.56 – 4.32	6.00 – 7.50	3.53 – 3.85
Fair value	$16.17 – $19.06	$14.67 – $18.28	$23.91 – $24.80	$23.54 – $24.30
We determined the expected option life of all service-based stock option grants using the simplified method. We use the simplified method because we believe that our historical data does not provide a reasonable basis upon which to estimate expected option life.
The following table summarizes the weighted average grant date fair value of stock options granted per share, the total intrinsic value of stock options exercised and the grant date fair value of stock options that vested during the periods presented:

	Six months ended June 30,
(in thousands, except per share amounts)	2018	2017

Weighted average grant date fair value of stock options granted per share	$16.27	$24.23
Intrinsic value of options exercised	4,393	875
Grant date fair value of stock options that vested	1,334	1,693
The following table summarizes the activity related to our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2017	1,745,906	$28.20	4.96	$10,202
Granted	271,876	25.06
Exercised	(295,752)	9.48
Forfeited	(180,578)	33.91

Outstanding at June 30, 2018	1,541,452	30.56	5.76	5,235

Exercisable at June 30, 2018	921,627	27.03	3.96	5,132
During the second quarter of 2018, the Company modified the performance thresholds that are required to be met in order for vesting to occur for 263 thousand stock options granted to 16 employees in the first quarter of 2018. The award modification did not change the inputs into the valuation model or the Company’s assessment of the probability of vesting as of the effective date of the modifications. Consequently, no incremental compensation expense was required as a result of this modification.
Other Share-Based Awards
The Company’s other share-based and similar types of awards are composed of restricted shares and, beginning in 2018, restricted share units. The restricted shares and restricted share units are composed of a combination of service-based awards and performance-based awards.
Service-Based Awards. These awards generally vest over one to four years with vesting in equal annual installments, vesting of all of the restricted shares at the end of the vesting period or vesting beginning after two years of service. A total of 475 thousand service-based awards were outstanding as of June 30, 2018.

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Performance-Based Awards. These awards generally begin to vest upon the achievement of certain specific financial measures. Generally, the awards begin vesting if the performance criteria are achieved; one-third vest on each anniversary of the grant date. The number of performance-based restricted shares that may vest will be based on the level of achievement, as specified in the award agreements. If the performance criteria achieved is above threshold performance levels, participants have the opportunity to vest in 80% to 150% of the restricted share award, depending on performance level achieved. If the performance criteria achieved is below a certain threshold, the award is canceled. A total of two thousand performance-based awards were outstanding as of June 30, 2018.
The Company granted 305 thousand restricted shares and restricted share units (at a weighted average grant date fair value of $25.23 per share) during the six months ended June 30, 2018.
The following table summarizes the activity related to our restricted shares and restricted share units:

Number of restricted shares

Outstanding at December 31, 2017	356,509
Granted	305,282
Issued	(88,043)
Forfeited/canceled	(96,853)

Outstanding at June 30, 2018	476,895
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
The components of revenue were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017

Service revenue	$208,861	$238,107	$397,627	$467,946
Reimbursable expenses	9,008	11,891	17,155	21,920
Non-controlling interests	687	687	1,212	1,302

Total	$218,556	$250,685	$415,994	$491,168
As discussed in Note 1, the Company adopted Topic 606 effective January 1, 2018 using the cumulative effect method.

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Disaggregation of Revenue
Disaggregation of total revenues by segment and major source is as follows:

	Three months ended June 30, 2018
(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Mortgage Market:
Servicer Solutions	$139,084	$18,525	$8,460	$166,069
Origination Solutions	10,243	2,292	58	12,593
Total Mortgage Market	149,327	20,817	8,518	178,662

Real Estate Market:
Consumer Real Estate Solutions	2,312	—	—	2,312
Real Estate Investor Solutions	21,352	—	481	21,833
Total Real Estate Market	23,664	—	481	24,145

Other Businesses, Corporate and Eliminations	14,215	1,525	9	15,749
Total revenue	$187,206	$22,342	$9,008	$218,556

	Six months ended June 30, 2018
(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Mortgage Market:
Servicer Solutions	$268,620	$36,798	$16,062	$321,480
Origination Solutions	19,428	4,978	114	24,520
Total Mortgage Market	288,048	41,776	16,176	346,000

Real Estate Market:
Consumer Real Estate Solutions	3,717	—	2	3,719
Real Estate Investor Solutions	34,750	—	956	35,706
Total Real Estate Market	38,467	—	958	39,425

Other Businesses, Corporate and Eliminations	27,647	2,901	21	30,569
Total revenue	$354,162	$44,677	$17,155	$415,994
Contract Balances
Our contract assets consist of unbilled accounts receivable (see Note 4). Our contract liabilities consist of current deferred revenue as reported on the condensed consolidated balance sheets and non-current deferred revenue (see Note 11). Revenue recognized that was included in the contract liability at the beginning of the period, including amounts added to the contract liability as part of the cumulative effect of the adopting Topic 606, was $5.4 million and $11.3 million for the three and six months ended June 30, 2018, respectively.

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017

Compensation and benefits	$54,769	$62,666	$109,635	$125,758
Outside fees and services	68,879	86,255	133,977	167,214
Cost of real estate sold	13,320	7,114	16,499	12,049
Technology and telecommunications	10,852	10,941	20,303	22,292
Reimbursable expenses	9,008	11,891	17,155	21,920
Depreciation and amortization	6,378	6,526	12,831	14,113

Total	$163,206	$185,393	$310,400	$363,346
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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017

Compensation and benefits	$12,197	$15,541	$25,766	$28,047
Occupancy related costs	7,189	9,538	15,623	19,811
Amortization of intangible assets	7,544	9,393	14,691	18,539
Marketing costs	3,978	3,697	7,585	7,966
Professional services	4,328	4,367	7,554	8,097
Depreciation and amortization	1,950	2,361	4,218	4,782
Other	5,738	7,573	10,611	12,929

Total	$42,924	$52,470	$86,048	$100,171
NOTE 17 — OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017

Loss on debt refinancing	$(4,434)	$—	$(4,434)	$—
Gain on early extinguishment of debt	—	3,937	—	3,937
Interest income	100	44	231	142
Other, net	473	822	1,614	1,439

Total	$(3,861)	$4,803	$(2,589)	$5,518

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
Basic and diluted EPS are calculated as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017

Net income (loss) attributable to Altisource	$1,568	$9,035	$(2,564)	$15,580

Weighted average common shares outstanding, basic	17,142	18,335	17,260	18,497
Dilutive effect of stock options, restricted shares and restricted share units	411	501	—	572

Weighted average common shares outstanding, diluted	17,553	18,836	17,260	19,069

Earnings (loss) per share:
Basic	$0.09	$0.49	$(0.15)	$0.84
Diluted	$0.09	$0.48	$(0.15)	$0.82
For the six months ended June 30, 2018 and 2017, 0.3 million options and 0.4 million options, respectively (0.3 million options and 0.4 million options for the second quarter of 2018 and 2017, respectively), were excluded from the computation of diluted EPS because they were anti-dilutive since their exercise price was greater than the average market price of our common stock. Also excluded from the computation of diluted EPS for the six months ended June 30, 2018 and 2017 were 0.5 million options, restricted shares and restricted share units and 0.3 million options and restricted shares, respectively (0.5 million options, restricted shares and restricted share units and 0.3 million options and restricted shares for the second quarter of 2018 and 2017, respectively), which begin to vest upon the achievement of certain market criteria related to our common stock price, performance criteria and an annualized rate of return to shareholders that have not yet been met. Furthermore, as a result of the net loss attributable to Altisource for the six months ended June 30, 2018, 0.5 million options, restricted shares and restricted share units were excluded from the computation of diluted EPS for the six months ended June 30, 2018, as their impact was anti-dilutive.
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
Ocwen Related Matters
As discussed in Note 2, during the three and six months ended June 30, 2018, Ocwen was our largest customer, accounting for 51% of our total revenue for the six months ended June 30, 2018 (50% of our revenue for the second quarter of 2018). Additionally, 6% of our revenue for the six months ended June 30, 2018 (5% of our revenue for the second quarter of 2018) was earned on the loan portfolios serviced by Ocwen, when a party other than Ocwen or the MSR owner selected Altisource as the service provider.
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
Additionally, Ocwen has notified us, disclosed in its filings and stated in connection with resolving several state administrative actions discussed above, that it plans to transition from REALServicing to another mortgage servicing software platform. Furthermore, Ocwen disclosed in its filings that its pending acquisition of PHH Corporation is expected to accelerate its transition to a new servicing platform. Altisource is supporting Ocwen through this transition. We do not anticipate that a servicing technology transition would materially impact the other services we provide to Ocwen. For the six months ended June 30, 2018 and 2017, service revenue from REALServicing was $11.9 million and $13.4 million, respectively ($5.4 million and $6.3 million for the second quarter of 2018 and 2017, respectively).
In addition to the above, as of March 31, 2018, NRZ owned the Subject MSRs with underlying UPB of $98.3 billion. As of March 31, 2018, Ocwen serviced and subserviced MSRs with underlying UPB of $173.4 billion. As previously disclosed, in July 2017, Ocwen and NRZ entered into agreements to convert NRZ’s economic rights to the Subject MSRs into fully-owned MSRs in exchange for payments from NRZ to Ocwen when such Subject MSRs were transferred. The transfers are subject to certain third party consents. Ocwen disclosed that under these agreements, Ocwen would subservice the transferred Subject MSRs for an initial term of five years, and the agreements provided for the conversion of the existing arrangements into a more traditional subservicing arrangement.
In January 2018, Ocwen disclosed that it and NRZ entered into new agreements to accelerate the implementation of certain parts of their July 2017 arrangement in order to achieve the intent of the July 2017 agreements sooner while Ocwen continues the process of obtaining the third party consents necessary to transfer the Subject MSRs to NRZ.
On August 28, 2017, Altisource, through its licensed subsidiaries, entered into the Brokerage Agreement with NRZ which extends through August 2025. Under this agreement and related amendments, Altisource remains the exclusive provider of brokerage services for REO associated with the Subject MSRs when Ocwen transfers such MSRs to NRZ or when NRZ acquires both an additional economic interest in such Subject MSRs and the right to designate the broker for REO properties in such portfolios. The Brokerage Agreement provides that Altisource is the exclusive provider of brokerage services for REO associated with the Subject MSRs, irrespective of the sub-servicer. NRZ’s brokerage subsidiary receives a cooperative brokerage commission on the sale of certain REO properties from these portfolios subject to certain exceptions.
On August 28, 2017, Altisource and NRZ also entered into the Services LOI, setting forth the terms pursuant to which Altisource would remain the exclusive service provider of fee-based services for the Subject MSRs through August 2025. The Services LOI was amended to continue through August 31, 2018.
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
We anticipate that revenue from NRZ will increase over time and revenue from Ocwen will decrease. As Subject MSRs continue to transfer from Ocwen to NRZ and following the anticipated execution of the Services Agreement, we expect that NRZ will become our largest customer. Had all of the Subject MSRs been transferred to NRZ and the Brokerage Agreement and the Services Agreement with NRZ been in place as of January 1, 2018, we estimate that approximately 48% of our revenue for the six months ended June 30, 2018 would have been related to NRZ. There can be no assurance that the parties will reach an agreement with respect to the terms of the Services Agreement or that a Services Agreement will be entered into on a timely basis or at all.
Escrow and Trust Balances
We hold customers’ assets in escrow and trust accounts at various financial institutions pending completion of certain real estate activities. We also hold cash in trust accounts at various financial institutions where contractual obligations mandate maintaining dedicated bank accounts for our asset recovery management business’s collections. These amounts are held in escrow and trust

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

accounts for limited periods of time and are not included in the condensed consolidated balance sheets. Amounts held in escrow and trust accounts were $20.8 million and $35.1 million at June 30, 2018 and December 31, 2017, respectively.
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
Financial information for our segments is as follows:

	Three months ended June 30, 2018
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue	$178,662	$24,145	$15,749	$218,556
Cost of revenue	115,329	28,191	19,686	163,206
Gross profit (loss)	63,333	(4,046)	(3,937)	55,350
Selling, general and administrative expenses	20,604	5,180	17,140	42,924
Income (loss) from operations	42,729	(9,226)	(21,077)	12,426
Total other income (expense), net	(4)	12	(9,363)	(9,355)

Income (loss) before income taxes and non-controlling interests	$42,725	$(9,214)	$(30,440)	$3,071

	Three months ended June 30, 2017
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue	$210,195	$25,130	$15,360	$250,685
Cost of revenue	144,326	26,844	14,223	185,393
Gross profit (loss)	65,869	(1,714)	1,137	65,292
Selling, general and administrative expenses	29,805	5,551	17,114	52,470
Income (loss) from operations	36,064	(7,265)	(15,977)	12,822
Total other income (expense), net	102	—	(764)	(662)

Income (loss) before income taxes and non-controlling interests	$36,166	$(7,265)	$(16,741)	$12,160

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

	Six months ended June 30, 2018
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue	$346,000	$39,425	$30,569	$415,994
Cost of revenue	226,402	46,745	37,253	310,400
Gross profit (loss)	119,598	(7,320)	(6,684)	105,594
Selling, general and administrative expenses	43,978	9,298	32,772	86,048
Income (loss) from operations	75,620	(16,618)	(39,456)	19,546
Total other income (expense), net	12	14	(21,473)	(21,447)

Income (loss) before income taxes and non-controlling interests	$75,632	$(16,604)	$(60,929)	$(1,901)

	Six months ended June 30, 2017
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue	$414,918	$45,193	$31,057	$491,168
Cost of revenue	284,476	48,987	29,883	363,346
Gross profit (loss)	130,442	(3,794)	1,174	127,822
Selling, general and administrative expenses	58,487	9,876	31,808	100,171
Income (loss) from operations	71,955	(13,670)	(30,634)	27,651
Total other income (expense), net	112	—	(5,857)	(5,745)

Income (loss) before income taxes and non-controlling interests	$72,067	$(13,670)	$(36,491)	$21,906

(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Total assets:
June 30, 2018	$265,463	$85,080	$459,353	$809,896
December 31, 2017	304,346	64,624	496,194	865,164
Our services are primarily provided to customers located in the United States. Premises and equipment, net consist of the following, by country:

(in thousands)	June 30, 2018	December 31, 2017

United States	$34,597	$46,268
Luxembourg	16,708	16,688
India	5,575	8,136
Philippines	1,848	2,038
Uruguay	92	143

Total	$58,820	$73,273

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
Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the risks discussed in “Risk Factors” in Part II, Item 1A of this Form 10-Q and the “Risk Factors” section of our Form 10-K for the year ended December 31, 2017 and include the following:

•	our ability to retain Ocwen Financial Corporation (“Ocwen”) as a customer or our ability to receive the anticipated volume of referrals from Ocwen;

•
our ability to reach agreement with New Residential Investment Corp. (individually, together with one or more of its subsidiaries, or one or more of its subsidiaries individually, “NRZ”) on a Services Agreement or the possibility of termination of the Cooperative Brokerage Agreement, as amended, and related letter agreement (collectively, the “Brokerage Agreement”);

•
the contractual provisions in certain of our agreements or contracts that we may enter into in the future may cause a termination event or event of default if a change in control was deemed to have occurred if, among other things, a shareholder group is formed;

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

• Property preservation and inspection services
• Real estate brokerage and auction services
• Title insurance (agent and related services) and settlement services
• Appraisal management services, valuation data, broker and non-broker valuation services
• Foreclosure trustee services
• Residential and commercial loan servicing technologies

• Vendor management, marketplace transaction management and payment management technologies
• Document management platform
• Default services (real estate owned (“REO”), foreclosure, bankruptcy, eviction) technologies
• Mortgage charge-off collections
• Residential and commercial construction inspection and risk mitigation services

Origination Solutions - the solutions, services and technologies typically used or licensed by loan originators (or other similar mortgage market participants) in originating, buying and selling residential mortgages.

• Title insurance (agent and related services) and settlement services
• Appraisal management services, valuation data, broker and non-broker valuation services
• Fulfillment services
• Loan origination system

• Document management platform
• Certified loan insurance, certification services and mortgage fraud insurance
• Vendor management oversight platform
• Mortgage banker cooperative management
• Mortgage trading platform

Real Estate Market: Provides real estate consumers and rental property investors with marketplaces and services that span the real estate lifecycle. Within the Real Estate Market segment, we provide:
Consumer Real Estate Solutions - the solutions, services and technologies typically used by home buyers and sellers to handle key aspects of buying and selling a residence.

• Real estate brokerage doing business as Owners.com® • Title insurance (agent and related services) and settlement services	• Mortgage brokerage • Homeowners insurance
Real Estate Investor Solutions - the solutions, services and technologies used by buyers and sellers of single-family investment homes.

• Property preservation and inspection services • Real estate brokerage and auction services • Data solutions • Title insurance (agent and related services) and settlement services	• Buy-renovate-lease-sell • Renovation services • Property management services • Appraisal management services, valuation data, broker and non-broker valuation services
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
Origination Solutions:
Through this business, we provide a suite of services and technologies to meet the evolving and growing needs of lenders, mortgage purchasers and securitizers. We are focused on growing referrals from our existing customer base, expanding the service and proprietary technology offerings to our customer base, and attracting new customers to our offerings. We have a customer base that includes the Lenders One cooperative mortgage bankers, the Mortgage Builder® loan origination system customers and mid-size and larger bank and non-bank loan originators. We believe our suite of services and technologies position us to grow our relationships with our existing customer base by providing additional products, services and solutions to these customers. Further, we believe we are well positioned to attract new customers as prospects consolidate to larger, full-service providers and outsource services that have historically been performed in-house.
Consumer Real Estate Solutions:
Through this business, we provide real estate buyers and sellers with a technology enabled real estate brokerage and integrated services to support them in buying and selling a home. Our offerings include local real estate agent services and loan brokerage as well as closing and title services. We are focused on continuing to develop this business by capitalizing on Altisource’s experience in online real estate marketing and loan origination services as well as on more recently developed agile execution competencies.
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
Share Repurchase Program
On May 15, 2018, our shareholders approved the renewal of the share repurchase program previously approved by the shareholders on May 17, 2017, which replaced the previous share repurchase program. We are authorized to purchase up to 4.3 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. As of June 30, 2018, approximately 4.2 million shares of common stock remain available for repurchase under the program. We purchased 0.8 million shares of common stock at an average price of $27.39 per share during the six months ended June 30, 2018 and 0.8 million shares at an average price of $22.15 per share during the six months ended June 30, 2017 (0.4 million shares at an average price of $27.14 per share for the second quarter of 2018 and 0.4 million shares at an average price of $19.17 per share for the second quarter of 2017). Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of June 30, 2018, we can repurchase up to approximately $142 million of our common stock under Luxembourg law. The credit agreement (“Credit Agreement”) with Morgan Stanley Senior Funding, Inc. limits the amount we can spend on share repurchases, which was approximately $456 million as of June 30, 2018, and may prevent repurchases in certain circumstances.
Ocwen Related Matters
During the three and six months ended June 30, 2018, Ocwen was our largest customer, accounting for 51% of our total revenue for the six months ended June 30, 2018 (50% of our revenue for the second quarter of 2018). Additionally, 6% of our revenue for the six months ended June 30, 2018 (5% of our revenue for the second quarter of 2018) was earned on the loan portfolios serviced by Ocwen, when a party other than Ocwen or the mortgage servicing rights (“MSRs”) owner selected Altisource as the service provider.
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
Additionally, Ocwen has notified us, disclosed in its filings and stated in connection with resolving several state administrative actions discussed above, that it plans to transition from REALServicing to another mortgage servicing software platform. Furthermore, Ocwen disclosed in its filings that its pending acquisition of PHH Corporation is expected to accelerate its transition to a new servicing platform. Altisource is supporting Ocwen through this transition. We do not anticipate that a servicing technology transition would materially impact the other services we provide to Ocwen. For the six months ended June 30, 2018 and 2017, service revenue from REALServicing was $11.9 million and $13.4 million, respectively ($5.4 million and $6.3 million for the second quarter of 2018 and 2017, respectively).
In addition to the above, as of March 31, 2018, NRZ owned Ocwen-serviced MSRs and rights to MSRs (the “Subject MSRs”) with underlying unpaid principal balances (“UPB”) of $98.3 billion. As of March 31, 2018, Ocwen serviced and subserviced MSRs with underlying UPB of $173.4 billion. As previously disclosed, in July 2017, Ocwen and NRZ entered into agreements to convert NRZ’s economic rights to the Subject MSRs into fully-owned MSRs in exchange for payments from NRZ to Ocwen when such Subject MSRs were transferred. The transfers are subject to certain third party consents. Ocwen disclosed that under these agreements, Ocwen would subservice the transferred Subject MSRs for an initial term of five years, and the agreements provided for the conversion of the existing arrangements into a more traditional subservicing arrangement.
In January 2018, Ocwen disclosed that it and NRZ entered into new agreements to accelerate the implementation of certain parts of their July 2017 arrangement in order to achieve the intent of the July 2017 agreements sooner while Ocwen continues the process of obtaining the third party consents necessary to transfer the Subject MSRs to NRZ.
On August 28, 2017, Altisource, through its licensed subsidiaries, entered into the Brokerage Agreement with NRZ which extends through August 2025. Under this agreement and related amendments, Altisource remains the exclusive provider of brokerage services for REO associated with the Subject MSRs when Ocwen transfers such MSRs to NRZ or when NRZ acquires both an additional economic interest in such Subject MSRs and the right to designate the broker for REO properties in such portfolios. The Brokerage Agreement provides that Altisource is the exclusive provider of brokerage services for REO associated with the Subject MSRs, irrespective of the sub-servicer. NRZ’s brokerage subsidiary receives a cooperative brokerage commission on the sale of certain REO properties from these portfolios subject to certain exceptions.
On August 28, 2017, Altisource and NRZ also entered into a non-binding Letter of Intent, as amended, to enter into a Services Agreement (the “Services LOI”), setting forth the terms pursuant to which Altisource would remain the exclusive service provider of fee-based services for the Subject MSRs through August 2025. The Services LOI was amended to continue through August 31, 2018.
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

We anticipate that revenue from NRZ will increase over time and revenue from Ocwen will decrease. As Subject MSRs continue to transfer from Ocwen to NRZ and following the anticipated execution of the Services Agreement, we expect that NRZ will become our largest customer. Had all of the Subject MSRs been transferred to NRZ and the Brokerage Agreement and the Services Agreement with NRZ were in place as of January 1, 2018, we estimate that approximately 48% of our revenue for the six months ended June 30, 2018 would have been related to NRZ. There can be no assurance that the parties will reach an agreement with respect to the terms of the Services Agreement or that a Services Agreement will be entered into on a timely basis or at all.
Factors Affecting Comparability
The following items may impact the comparability of our results:

•
The average number of loans serviced by Ocwen on REALServicing (including those MSRs owned by NRZ and subserviced by Ocwen) was approximately 1.1 million for the six months ended June 30, 2018 compared to 1.3 million for the six months ended June 30, 2017, a decrease of 13% (1.1 million for the second quarter of 2018 and 1.3 million for the second quarter of 2017, a decrease of 13%). The average number of delinquent non-GSE loans serviced by Ocwen on REALServicing was approximately 162 thousand for the six months ended June 30, 2018 compared to 184 thousand for the six months ended June 30, 2017, a decrease of 12% (153 thousand for the second quarter of 2018 and 177 thousand for the second quarter of 2017, a decrease of 14%).

•
On April 3, 2018, Altisource and its wholly-owned subsidiary, Altisource S.à r.l., entered into the Credit Agreement, pursuant to which, among other things, Altisource borrowed $412.0 million in the form of Term B Loans. Proceeds from the Term B Loans were used to repay the Company’s prior senior secured term loan. The interest rate of the Term B Loans during the second quarter of 2018 was 6.31%. The comparative interest rates under the Credit agreement and the prior credit agreement were 5.71% and 4.51% for the six months ended June 30, 2018 and 2017, respectively (4.51% for the second quarter of 2017). In connection with the refinancing, we recognized a loss of $4.4 million from the write-off of the unamortized debt issuance costs and debt discount in the second quarter of 2018 (no comparative amounts in 2017).

•
Effective January 1, 2018, the Company adopted Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires certain equity investments to be measured at fair value with changes in fair value recognized in net income. Previously, changes in the fair value of the Company’s available for sale securities were included in comprehensive income. For the six months ended June 30, 2018, we recognized an unrealized loss from our investment in RESI common shares of $6.0 million (unrealized gain of $1.5 million for the second quarter of 2018). During the six months ended June 30, 2017, comprehensive income included an unrealized gain from our investment in RESI common shares of $5.7 million, net of a $2.1 million income tax provision (unrealized loss of $7.0 million, net of a $2.6 million income tax benefit for the second quarter of 2017). See Note 1 to the condensed consolidated financial statements for additional information on the adoption of the new accounting standard on investments in equity securities.

•
In the second quarter of 2017, we repurchased portions of our senior secured term loan with an aggregate par value of $26.0 million at a weighted average discount of 16.5%, recognizing a net gain of $3.9 million on the early extinguishment of debt (no comparative amounts in 2018).

CONSOLIDATED RESULTS OF OPERATIONS
Summary Consolidated Results
The following is a discussion of our consolidated results of operations for the periods indicated. For a more detailed discussion of the factors that affected the results of our business segments in these periods, see “Segment Results of Operations” below.
The following table sets forth information regarding our results of operations:

	Three months ended June 30,			Six months ended June 30,
(in thousands, except per share data)	2018	2017	% Increase (decrease)	2018	2017	% Increase (decrease)

Service revenue
Mortgage Market	$169,457	$198,414	(15)	$328,612	$393,387	(16)
Real Estate Market	23,664	24,347	(3)	38,467	43,536	(12)
Other Businesses, Corporate and Eliminations	15,740	15,346	3	30,548	31,023	(2)
Total service revenue	208,861	238,107	(12)	397,627	467,946	(15)
Reimbursable expenses	9,008	11,891	(24)	17,155	21,920	(22)
Non-controlling interests	687	687	—	1,212	1,302	(7)
Total revenue	218,556	250,685	(13)	415,994	491,168	(15)
Cost of revenue	163,206	185,393	(12)	310,400	363,346	(15)
Gross profit	55,350	65,292	(15)	105,594	127,822	(17)
Selling, general and administrative expenses	42,924	52,470	(18)	86,048	100,171	(14)
Income from operations	12,426	12,822	(3)	19,546	27,651	(29)
Other income (expense), net:
Interest expense	(7,027)	(5,465)	29	(12,890)	(11,263)	14
Unrealized gain (loss) on investments in equity securities	1,533	—	N/M	(5,968)	—	N/M
Other income (expense), net	(3,861)	4,803	(180)	(2,589)	5,518	(147)
Total other income (expense), net	(9,355)	(662)	N/M	(21,447)	(5,745)	273

Income (loss) before income taxes and non-controlling interests	3,071	12,160	(75)	(1,901)	21,906	(109)
Income tax (provision) benefit	(816)	(2,438)	(67)	549	(5,024)	(111)

Net income (loss)	2,255	9,722	(77)	(1,352)	16,882	(108)
Net income attributable to non-controlling interests	(687)	(687)	—	(1,212)	(1,302)	(7)

Net income (loss) attributable to Altisource	$1,568	$9,035	(83)	$(2,564)	$15,580	(116)

Margins:
Gross profit/service revenue	27%	27%		27%	27%
Income from operations/service revenue	6%	5%		5%	6%

Earnings (loss) per share:
Basic	$0.09	$0.49	(82)	$(0.15)	$0.84	(118)
Diluted	$0.09	$0.48	(81)	$(0.15)	$0.82	(118)
N/M — not meaningful.
Revenue
We recognized service revenue of $397.6 million for the six months ended June 30, 2018, a 15% decrease compared to the six months ended June 30, 2017 ($208.9 million for the second quarter of 2018, a 12% decrease compared to the second quarter of 2017). The decreases in service revenue in the Mortgage Market segment were primarily a result of the reduction in the size of Ocwen’s portfolio and number of delinquent loans in its portfolio resulting from loan repayments, loan modifications, short sales, REO sales and other forms of resolution, partially offset by service revenue growth in the non-Ocwen property preservation and inspection business. The decreases in service revenue in the Real Estate Market segment were primarily driven by RESI’s smaller portfolio of non-performing loans and REO, partially offset by growth in the number of homes sold in the buy-renovate-lease-sell business, particularly in the second quarter of 2018 compared to the second quarter of 2017, as well as growth in the renovation management and Consumer Real Estate Solutions businesses.
We recognized reimbursable expense revenue of $17.2 million for the six months ended June 30, 2018, a 22% decrease compared to the six months ended June 30, 2017 ($9.0 million for the second quarter of 2018, a 24% decrease compared to the second quarter of 2017). The decreases in reimbursable expense revenue in the Mortgage Market segment were primarily a result of the reduction in the size of Ocwen’s portfolio and number of delinquent loans in its portfolio resulting from loan repayments, loan modifications, short sales, REO sales and other forms of resolution. The decrease in reimbursable expense revenue in the Real Estate Market segment was primarily from RESI’s smaller portfolio of non-performing loans and REO businesses.
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
Cost of revenue consisted of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2018	2017	% Increase (decrease)	2018	2017	% Increase (decrease)

Compensation and benefits	$54,769	$62,666	(13)	$109,635	$125,758	(13)
Outside fees and services	68,879	86,255	(20)	133,977	167,214	(20)
Cost of real estate sold	13,320	7,114	87	16,499	12,049	37
Technology and telecommunications	10,852	10,941	(1)	20,303	22,292	(9)
Reimbursable expenses	9,008	11,891	(24)	17,155	21,920	(22)
Depreciation and amortization	6,378	6,526	(2)	12,831	14,113	(9)

Cost of revenue	$163,206	$185,393	(12)	$310,400	$363,346	(15)
Cost of revenue for the six months ended June 30, 2018 of $310.4 million decreased 15% compared to the six months ended June 30, 2017 ($163.2 million for the second quarter of 2018, a 12% decrease compared to the second quarter of 2017). The decreases in cost of revenue were primarily driven by lower outside fees and services, consistent with the decrease in Mortgage Market and Real Estate Market service revenue discussed in the revenue section above. Compensation and benefits declined in certain of our businesses as we reduced headcount in anticipation of the revenue decline from the Ocwen and RESI portfolios and from the implementation of efficiency initiatives. The decrease in reimbursable expenses was consistent with the decrease in reimbursable expenses revenue discussed in the revenue section above. These decreases were partially offset by an increase in cost of real estate sold in the Real Estate Market segment due to higher transaction volumes, particularly in the second quarter of 2018 compared to the second quarter of 2017, as discussed in the revenue section above.
Gross profit decreased to $105.6 million, representing 27% of service revenue, for the six months ended June 30, 2018 compared to $127.8 million, representing 27% of service revenue, for the six months ended June 30, 2017 (decreased to $55.4 million, representing 27% of service revenue, for the second quarter of 2018 compared to $65.3 million, representing 27% of service revenue, for the second quarter of 2017). Gross profit as a percentage of service revenue for the three and six months ended June 30, 2018 was largely flat compared to the three and six months ended June 30, 2017, as the revenue declines were generally offset by lower cost of revenue, as discussed above.
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

SG&A expenses consisted of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2018	2017	% Increase (decrease)	2018	2017	% Increase (decrease)

Compensation and benefits	$12,197	$15,541	(22)	$25,766	$28,047	(8)
Occupancy related costs	7,189	9,538	(25)	15,623	19,811	(21)
Amortization of intangible assets	7,544	9,393	(20)	14,691	18,539	(21)
Marketing costs	3,978	3,697	8	7,585	7,966	(5)
Professional services	4,328	4,367	(1)	7,554	8,097	(7)
Depreciation and amortization	1,950	2,361	(17)	4,218	4,782	(12)
Other	5,738	7,573	(24)	10,611	12,929	(18)

Selling, general and administrative expenses	$42,924	$52,470	(18)	$86,048	$100,171	(14)
SG&A for the six months ended June 30, 2018 of $86.0 million decreased 14% compared to the six months ended June 30, 2017 ($42.9 million for the second quarter of 2018, an 18% decrease compared to the second quarter of 2017). The decreases in SG&A were primarily due to lower compensation and benefits in certain of our businesses as we reduced headcount from the implementation of efficiency initiatives. In addition, decreases in SG&A were due to lower occupancy costs, driven by the subleasing of certain office facilities, and lower amortization of intangible assets, driven by lower revenue generated by the Homeward Residential, Inc. (“Homeward”) and Residential Capital, LLC (“ResCap”) portfolios (revenue-based amortization) in the Mortgage Market segment, consistent with the reduction in the size of Ocwen’s portfolio discussed in the revenue section above. The decreases in SG&A were also due to the decrease in other from unfavorable loss accrual adjustments of $2.7 million recorded in the second quarter of 2017 (no comparative amounts in 2018).
Income from Operations
Income from operations decreased to $19.5 million, representing 5% of service revenue, for the six months ended June 30, 2018 compared to $27.7 million, representing 6% of service revenue, for the six months ended June 30, 2017 (decreased to $12.4 million, representing 6% of service revenue, for the second quarter of 2018 compared to $12.8 million, representing 5% of service revenue, for the second quarter of 2017). Operating income as a percentage of service revenue for the three and six months ended June 30, 2018 was largely flat compared to the three and six months ended June 30, 2017, as the revenue declines were generally offset by lower cost of revenue and SG&A.
Other Income (Expense), net
Other income (expense), net principally includes interest expense and other non-operating gains and losses. Effective January 1, 2018, other income (expense), net includes unrealized gains and (losses) on our investment in RESI (see Factors Affecting Comparability above).
Other income (expense), net for the six months ended June 30, 2018 of $(21.4) million compares to $(5.7) million for the six months ended June 30, 2017 ($(9.4) million for the second quarter of 2018 and $(0.7) million for the second quarter of 2017). The increase in other expenses, net for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to an unrealized loss of $6.0 million on our investment in RESI in 2018, the $4.4 million loss on debt refinancing during the second quarter of 2018 and higher interest expense for the second quarter of 2018 from a higher interest rate on the Credit Agreement compared to the prior senior secured term loan. In addition, we recorded a net gain of $3.9 million on the early extinguishment of debt in the second quarter of 2017. The increase in other expenses, net for the second quarter of 2018 was primarily due to the loss on debt refinancing, higher interest expense and the net gain on the early extinguishment of debt, as discussed above, partially offset by an unrealized gain of $1.5 million on our investment in RESI for the second quarter of 2018.
Income Tax Benefit (Provision)
We recognized an income tax benefit of $0.5 million for the six months ended June 30, 2018 compared to an income tax provision of $5.0 million for the six months ended June 30, 2017 (income tax provision of $0.8 million and $2.4 million for the second quarter of 2018 and 2017, respectively). Our effective tax rate was 28.9% and 22.9% for the six months ended June 30, 2018 and 2017, respectively (26.6% and 20.0% for the second quarter of 2018 and 2017, respectively). Our effective tax rates differ from the Luxembourg statutory tax rate of 26.0% and 27.1% in 2018 and 2017, respectively, primarily due to the mix of income and losses with varying tax rates in multiple taxing jurisdictions and, for the three and six months ended June 30, 2017, the effect of certain deductions in Luxembourg. Our effective income tax rate can vary due to changes in the mix of taxable income across the jurisdictions in which we operate.

SEGMENT RESULTS OF OPERATIONS
The following section provides a discussion of pretax results of operations of our business segments. Transactions between segments are accounted for as third party arrangements for purposes of presenting segment results of operations.
Financial information for our segments was as follows:

	Three months ended June 30, 2018
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue
Service revenue	$169,457	$23,664	$15,740	$208,861
Reimbursable expenses	8,518	481	9	9,008
Non-controlling interests	687	—	—	687
	178,662	24,145	15,749	218,556
Cost of revenue	115,329	28,191	19,686	163,206
Gross profit (loss)	63,333	(4,046)	(3,937)	55,350
Selling, general and administrative expenses	20,604	5,180	17,140	42,924
Income (loss) from operations	42,729	(9,226)	(21,077)	12,426
Total other income (expense), net	(4)	12	(9,363)	(9,355)

Income (loss) before income taxes and non-controlling interests	$42,725	$(9,214)	$(30,440)	$3,071

Margins:
Gross profit (loss)/service revenue	37%	(17)%	(25)%	27%
Income (loss) from operations/service revenue	25%	(39)%	(134)%	6%

	Three months ended June 30, 2017
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue
Service revenue	$198,414	$24,347	$15,346	$238,107
Reimbursable expenses	11,094	783	14	11,891
Non-controlling interests	687	—	—	687
	210,195	25,130	15,360	250,685
Cost of revenue	144,326	26,844	14,223	185,393
Gross profit (loss)	65,869	(1,714)	1,137	65,292
Selling, general and administrative expenses	29,805	5,551	17,114	52,470
Income (loss) from operations	36,064	(7,265)	(15,977)	12,822
Total other income (expense), net	102	—	(764)	(662)

Income (loss) before income taxes and non-controlling interests	$36,166	$(7,265)	$(16,741)	$12,160

Margins:
Gross profit (loss)/service revenue	33%	(7)%	7%	27%
Income (loss) from operations/service revenue	18%	(30)%	(104)%	5%

	Six months ended June 30, 2018
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue
Service revenue	$328,612	$38,467	$30,548	$397,627
Reimbursable expenses	16,176	958	21	17,155
Non-controlling interests	1,212	—	—	1,212
	346,000	39,425	30,569	415,994
Cost of revenue	226,402	46,745	37,253	310,400
Gross profit (loss)	119,598	(7,320)	(6,684)	105,594
Selling, general and administrative expenses	43,978	9,298	32,772	86,048
Income (loss) from operations	75,620	(16,618)	(39,456)	19,546
Total other income (expense), net	12	14	(21,473)	(21,447)

Income (loss) before income taxes and non-controlling interests	$75,632	$(16,604)	$(60,929)	$(1,901)

Margins:
Gross profit (loss)/service revenue	36%	(19)%	(22)%	27%
Income (loss) from operations/service revenue	23%	(43)%	(129)%	5%

	Six months ended June 30, 2017
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue
Service revenue	$393,387	$43,536	$31,023	$467,946
Reimbursable expenses	20,229	1,657	34	21,920
Non-controlling interests	1,302	—	—	1,302
	414,918	45,193	31,057	491,168
Cost of revenue	284,476	48,987	29,883	363,346
Gross profit (loss)	130,442	(3,794)	1,174	127,822
Selling, general and administrative expenses	58,487	9,876	31,808	100,171
Income (loss) from operations	71,955	(13,670)	(30,634)	27,651
Total other income (expense), net	112	—	(5,857)	(5,745)

Income (loss) before income taxes and non-controlling interests	$72,067	$(13,670)	$(36,491)	$21,906

Margins:
Gross profit (loss)/service revenue	33%	(9)%	4%	27%
Income (loss) from operations/service revenue	18%	(31)%	(99)%	6%

Mortgage Market
Revenue
Revenue by business unit was as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2018	2017	% Increase (decrease)	2018	2017	% Increase (decrease)

Service revenue:
Servicer Solutions	$157,609	$185,756	(15)	$305,418	$369,189	(17)
Origination Solutions	11,848	12,658	(6)	23,194	24,198	(4)
Total service revenue	169,457	198,414	(15)	328,612	393,387	(16)

Reimbursable expenses:
Servicer Solutions	8,460	11,015	(23)	16,062	20,051	(20)
Origination Solutions	58	79	(27)	114	178	(36)
Total reimbursable expenses	8,518	11,094	(23)	16,176	20,229	(20)

Non-controlling interests	687	687	—	1,212	1,302	(7)

Total revenue	$178,662	$210,195	(15)	$346,000	$414,918	(17)
We recognized service revenue of $328.6 million for the six months ended June 30, 2018, a 16% decrease compared to the six months ended June 30, 2017 ($169.5 million for the second quarter of 2018, a 15% decrease compared to the second quarter of 2017). We also recognized reimbursable expense revenue of $16.2 million for the six months ended June 30, 2018, a 20% decrease compared to the six months ended June 30, 2017 ($8.5 million for the second quarter of 2018, a 23% decrease compared to the second quarter of 2017). The decreases in service revenue and reimbursable expense revenue were primarily a result of the reduction in the size of Ocwen’s portfolio and number of delinquent loans in its portfolio resulting from loan repayments, loan modifications, short sales, REO sales and other forms of resolution in the Servicer Solutions business. These decreases were partially offset by growth in the non-Ocwen property preservation and inspection business.
Certain of our Mortgage Market businesses are impacted by seasonality. Revenues from property sales, loan originations and certain property preservation services are generally lowest during the fall and winter months and highest during the spring and summer months.
Cost of Revenue and Gross Profit
Cost of revenue consisted of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2018	2017	% Increase (decrease)	2018	2017	% Increase (decrease)

Compensation and benefits	$33,659	$41,923	(20)	$68,625	$84,678	(19)
Outside fees and services	62,232	78,710	(21)	119,793	154,080	(22)
Reimbursable expenses	8,518	11,094	(23)	16,176	20,229	(20)
Technology and telecommunications	6,344	7,709	(18)	12,690	15,881	(20)
Depreciation and amortization	4,576	4,890	(6)	9,118	9,608	(5)

Cost of revenue	$115,329	$144,326	(20)	$226,402	$284,476	(20)
Cost of revenue for the six months ended June 30, 2018 of $226.4 million decreased by 20% compared to the six months ended June 30, 2017 ($115.3 million for the second quarter of 2018, a 20% decrease compared to the second quarter of 2017). The decreases in cost of revenue were primarily driven by lower service revenue and cost reduction initiatives. Additionally, the decrease in compensation and benefits and the decrease in technology and telecommunications costs were driven by the redeployment of certain technology resources to our Other Businesses, Corporate and Eliminations for the development of enterprise-wide technology initiatives. The decrease in reimbursable expenses was consistent with the decrease in reimbursable expenses revenue discussed in the revenue section above.

Gross profit decreased to $119.6 million, representing 36% of service revenue, for the six months ended June 30, 2018 compared to $130.4 million, representing 33% of service revenue, for the six months ended June 30, 2017 (decreased to $63.3 million, representing 37% of service revenue for the second quarter of 2018, compared to $65.9 million, representing 33% of service revenue for the second quarter of 2017). Gross profit as a percentage of service revenue increased primarily due to service revenue mix from fewer lower margin property preservation referrals related to the reduction in the size of Ocwen’s portfolio, as discussed above. Our margins can vary substantially depending upon service revenue mix.
Selling, General and Administrative Expenses
SG&A expenses consisted of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2018	2017	% Increase (decrease)	2018	2017	% Increase (decrease)

Compensation and benefits	$3,112	$5,947	(48)	$7,969	$11,101	(28)
Occupancy related costs	3,924	6,823	(42)	9,178	12,039	(24)
Amortization of intangible assets	6,618	8,709	(24)	13,137	17,144	(23)
Professional services	1,825	2,469	(26)	3,271	4,699	(30)
Marketing costs	1,603	1,763	(9)	3,331	4,235	(21)
Depreciation and amortization	678	1,006	(33)	1,574	1,869	(16)
Other	2,844	3,088	(8)	5,518	7,400	(25)

Selling, general and administrative expenses	$20,604	$29,805	(31)	$43,978	$58,487	(25)
SG&A for the six months ended June 30, 2018 of $44.0 million decreased by 25% compared to the six months ended June 30, 2017 ($20.6 million for the second quarter of 2018, a 31% decrease compared to the second quarter of 2017). The decreases in SG&A were primarily due to lower amortization of intangible assets, driven by lower revenue generated by the Homeward and ResCap portfolios (revenue-based amortization), consistent with the reduction in the size of Ocwen’s portfolio discussed in the revenue section above. Compensation and benefits decreased due to lower cost allocations driven by declining revenues, as discussed in the revenue section above, and the implementation of efficiency initiatives. In addition, lower occupancy costs were driven by initiatives to reduce our facilities footprint. For the six months ended June 30, 2018, legal costs in professional services decreased in connection with the resolution of, and reduction in activities related to, litigation and regulatory matters.
Income from Operations
Income from operations increased to $75.6 million, representing 23% of service revenue, for the six months ended June 30, 2018 compared to $72.0 million, representing 18% of service revenue, for the six months ended June 30, 2017 (increased to $42.7 million, representing 25% of service revenue for the second quarter of 2018, compared to $36.1 million, representing 18% of service revenue for the second quarter of 2017). The increases in operating income as a percentage of service revenue were primarily the result of higher gross profit margins and lower SG&A, as discussed above.

Real Estate Market
Revenue
Revenue by business unit was as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2018	2017	% Increase (decrease)	2018	2017	% Increase (decrease)

Service revenue:
Consumer Real Estate Solutions	$2,312	$1,290	79	$3,717	$1,999	86
Real Estate Investor Solutions	21,352	23,057	(7)	34,750	41,537	(16)
Total service revenue	23,664	24,347	(3)	38,467	43,536	(12)

Reimbursable expenses:
Consumer Real Estate Solutions	—	—	—	2	—	N/M
Real Estate Investor Solutions	481	783	(39)	956	1,657	(42)
Total reimbursable expenses	481	783	(39)	958	1,657	(42)

Total revenue	$24,145	$25,130	(4)	$39,425	$45,193	(13)
N/M — not meaningful.
We recognized service revenue of $38.5 million for the six months ended June 30, 2018, a 12% decrease compared to the six months ended June 30, 2017 ($23.7 million for the second quarter of 2018, a 3% decrease compared to the second quarter of 2017). The decreases in service revenue were primarily driven by a decline in revenues in the Real Estate Investor Solutions business from RESI’s smaller portfolio of non-performing loans and REO, as RESI continues to sell off this portfolio and instead focuses on directly acquiring, renovating and managing rental homes. These decreases were partially offset by increases in the buy-renovate-lease-sell business in Real Estate Investor Solutions, particularly in the second quarter of 2018 compared to the second quarter of 2017, due to a higher number of homes sold and growth in the renovation management business in Real Estate Investor Solutions. Additionally, the net decreases in Real Estate Investor Solutions were partially offset by increases in the Consumer Real Estate Solutions business from higher transaction volumes and unit revenue in 2018.
Certain of our Real Estate Market businesses are impacted by seasonality. Revenues from property sales and certain property preservation services are generally lowest during the fall and winter months and highest during the spring and summer months.
Cost of Revenue and Gross Loss
Cost of revenue consisted of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2018	2017	% Increase (decrease)	2018	2017	% Increase (decrease)

Compensation and benefits	$7,530	$10,148	(26)	$14,532	$19,390	(25)
Outside fees and services	5,791	6,669	(13)	12,660	11,385	11
Cost of real estate sold	13,320	7,114	87	16,499	12,049	37
Reimbursable expenses	481	783	(39)	958	1,657	(42)
Technology and telecommunications	867	1,734	(50)	1,710	3,456	(51)
Depreciation and amortization	202	396	(49)	386	1,050	(63)

Cost of revenue	$28,191	$26,844	5	$46,745	$48,987	(5)
Cost of revenue for the six months ended June 30, 2018 of $46.7 million decreased by 5% compared to the six months ended June 30, 2017 ($28.2 million for the second quarter of 2018, a 5% increase compared to the second quarter of 2017). The decrease in cost of revenue for the six months ended June 30, 2018 was primarily driven by lower compensation and benefits, which declined in certain of the Real Estate Investor Solutions businesses as we reduced headcount in anticipation of the decreases in revenue volumes from RESI’s portfolio discussed in the revenue section above, and a decrease in technology and telecommunications expense due to the reduction in headcount and transaction volumes. These decreases were partially offset by an increase in the cost of real estate sold, particularly in the second quarter of 2018 compared to the second quarter of 2017, in connection with our buy-renovate-lease-sell program in the Real Estate Investor Solutions business, due to higher transaction volumes.
Gross loss increased to $(7.3) million, representing (19)% of service revenue, for the six months ended June 30, 2018, compared to $(3.8) million, representing (9)% of service revenue, for the six months ended June 30, 2017 (loss of $(4.0) million, representing (17)% of service revenue for the second quarter of 2018, compared to a loss of $(1.7) million, representing (7)% of service revenue for the second quarter of 2017). Gross loss as a percent of service revenue increased primarily as a result of service revenue mix from fewer higher margin REO sales and higher revenues in the lower margin buy-renovate-lease-sell program. Our margins can vary substantially depending upon service revenue mix.
Selling, General and Administrative Expenses
SG&A expenses consisted of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2018	2017	% Increase (decrease)	2018	2017	% Increase (decrease)

Compensation and benefits	$908	$1,138	(20)	$1,617	$1,737	(7)
Occupancy related costs	441	1,050	(58)	1,012	1,722	(41)
Amortization of intangible assets	508	211	141	719	422	70
Professional services	212	312	(32)	370	635	(42)
Marketing costs	2,301	1,880	22	4,095	3,604	14
Depreciation and amortization	132	225	(41)	259	381	(32)
Other	678	735	(8)	1,226	1,375	(11)

Selling, general and administrative expenses	$5,180	$5,551	(7)	$9,298	$9,876	(6)
SG&A for the six months ended June 30, 2018 of $9.3 million decreased by 6% compared to the six months ended June 30, 2017 ($5.2 million for the second quarter of 2018, a 7% decrease compared to the second quarter of 2017). The decreases in SG&A were primarily driven by lower facility costs from initiatives to reduce our facilities footprint, partially offset by higher marketing costs in Consumer Real Estate Solutions to support our anticipated growth of this business.
Loss from Operations
Loss from operations increased to $(16.6) million for the six months ended June 30, 2018 compared to a loss from operations of $(13.7) million for the six months ended June 30, 2017 (loss from operations of $(9.2) million for the second quarter of 2018 compared to loss from operations of $(7.3) million for the second quarter of 2017). The increases in loss from operations was primarily the result of lower gross profit margins, partially offset by lower SG&A, as discussed above.

Other Businesses, Corporate and Eliminations
Revenue
Revenue by business unit was as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2018	2017	% Increase (decrease)	2018	2017	% Increase (decrease)

Service revenue:
Customer relationship management	$7,246	$7,503	(3)	$13,639	$14,860	(8)
Asset recovery management	6,969	6,120	14	14,008	12,197	15
IT infrastructure services	1,525	1,723	(11)	2,901	3,966	(27)
Total service revenue	15,740	15,346	3	30,548	31,023	(2)

Reimbursable expenses:
Asset recovery management	9	14	(36)	21	34	(38)
Total reimbursable expenses	9	14	(36)	21	34	(38)

Total revenue	$15,749	$15,360	3	$30,569	$31,057	(2)
We recognized service revenue of $30.5 million for the six months ended June 30, 2018, a 2% decrease compared to the six months ended June 30, 2017 ($15.7 million for the second quarter of 2018, a 3% increase compared to the second quarter of 2017). The decrease in service revenue for the six months ended June 30, 2018 was primarily due to a decline in customer relationship management services from lower transaction volumes from a customer that expanded its vendor network and a decline in IT infrastructure services (typically billed on a cost plus basis), which was driven by the continuing transition of resources supporting Ocwen’s technology infrastructure from Altisource to Ocwen. These decreases were partially offset by an increase in asset recovery management service revenue from growth in collection referral volumes. For the second quarter of 2018, the increase in service revenue was due to an increase in asset recovery management services, partially offset by decreases in customer relationship management services and IT infrastructure services, as discussed above.
Certain of our other businesses are impacted by seasonality. Revenue in the asset recovery management business tends to be higher in the first quarter, as borrowers may utilize tax refunds and bonuses to pay debts, and generally declines throughout the remainder of the year.
Cost of Revenue and Gross Profit (Loss)
Cost of revenue consisted of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2018	2017	% Increase (decrease)	2018	2017	% Increase (decrease)

Compensation and benefits	$13,580	$10,595	28	$26,478	$21,690	22
Outside fees and services	856	876	(2)	1,524	1,749	(13)
Reimbursable expenses	9	14	(36)	21	34	(38)
Technology and telecommunications	3,641	1,498	143	5,903	2,955	100
Depreciation and amortization	1,600	1,240	29	3,327	3,455	(4)

Cost of revenue	$19,686	$14,223	38	$37,253	$29,883	25
Cost of revenue for the six months ended June 30, 2018 of $37.3 million increased by 25% compared to the six months ended June 30, 2017 ($19.7 million for the second quarter of 2018, a 38% increase compared to the second quarter of 2017). The increases in cost of revenue were primarily due to increases in compensation and benefits and technology and telecommunications costs, driven by the redeployment of certain technology resources from the Mortgage Market segment to Other Businesses, Corporate and Eliminations for the development of enterprise-wide technology initiatives.
Gross profit (loss) decreased to a gross loss of $(6.7) million, representing (22)% of service revenue, for the six months ended June 30, 2018, compared to a gross profit of $1.2 million, representing 4% of service revenue, for the six months ended June 30, 2017 (decreased to a gross loss of $(3.9) million, representing (25)% of service revenue for the second quarter of 2018, compared to gross profit of $1.1 million, representing 7% of service revenue for the second quarter of 2017). Gross profit as a percentage of service revenue decreased due to the increase in cost of revenue, due to the redeployment of certain technology resources from the Mortgage Market segment to Other Businesses, Corporate and Eliminations for the development of enterprise-wide technology initiatives, as described above.
Selling, General and Administrative Expenses
SG&A in Other Businesses, Corporate and Eliminations include SG&A of the customer relationship management, asset recovery management and IT infrastructure services businesses. It also includes costs related to corporate support functions not allocated to the Mortgage Market and Real Estate Market segments.
Other Businesses, Corporate and Eliminations also include eliminations of transactions between the reportable segments.
SG&A consisted of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2018	2017	% Increase (decrease)	2018	2017	% Increase (decrease)

Compensation and benefits	$8,177	$8,456	(3)	$16,180	$15,209	6
Occupancy related costs	2,824	1,665	70	5,433	6,050	(10)
Amortization of intangible assets	418	473	(12)	835	973	(14)
Professional services	2,291	1,586	44	3,913	2,763	42
Marketing costs	74	54	37	159	127	25
Depreciation and amortization	1,140	1,130	1	2,385	2,532	(6)
Other	2,216	3,750	(41)	3,867	4,154	(7)

Selling, general and administrative expenses	$17,140	$17,114	—	$32,772	$31,808	3
SG&A for the six months ended June 30, 2018 of $32.8 million increased by 3% compared to the six months ended June 30, 2017 ($17.1 million for the second quarter of 2018, which is consistent with the second quarter of 2017). The increase in SG&A for the six months ended June 30, 2018 was primarily driven by an increase in professional services, due to increased legal costs in connection with certain legal and regulatory matters, and an increase in compensation and benefits from higher share-based compensation. The higher SG&A for the second quarter of 2018 was from higher professional services due to legal costs in connection with certain legal and regulatory matters and higher occupancy related costs in connection with the redeployment of certain technology resources from the Mortgage Market segment to Other Businesses, Corporate and Eliminations for the development of enterprise-wide technology initiatives, offset by the decrease in other from unfavorable loss accrual adjustments of $2.7 million recorded in the second quarter of 2017 (no comparative amounts in 2018).
Loss from Operations
Loss from operations increased to $(39.5) million for the six months ended June 30, 2018 compared to a loss of $(30.6) million for the six months ended June 30, 2017 ($(21.1) million for the second quarter of 2018 compared to a loss of $(16.0) million for the second quarter of 2017). The increase in operating losses were primarily driven by the decrease in gross profit, as discussed above.
Other Income (Expense), Net
Other income (expense), net principally includes interest expense and other non-operating gains and losses. Effective January 1, 2018, other income (expense), net includes unrealized gains and (losses) on our investment in RESI (see Factors Affecting Comparability above).
Other income (expense), net for the six months ended June 30, 2018 of $(21.5) million compares to $(5.9) million for the six months ended June 30, 2017 ($(9.4) million for the second quarter of 2018 and $(0.8) million for the second quarter of 2017). The increase in other expenses, net for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to an unrealized loss of $6.0 million on our investment in RESI in 2018, the $4.4 million loss on debt refinancing during the second quarter of 2018 and higher interest expense for the second quarter of 2018 from a higher interest rate on the Credit Agreement compared to the prior senior secured term loan. In addition, we recorded a net gain of $3.9 million on the early extinguishment of debt in the second quarter of 2017. The increase in other expenses, net for the second quarter of 2018 was primarily due to the loss on debt refinancing, higher interest expense and the net gain on the early extinguishment of debt, as discussed above, partially offset by an unrealized gain of $1.5 million on our investment in RESI for the second quarter of 2018.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary source of liquidity is cash flow from operations. We seek to deploy cash generated in a disciplined manner. Principally, we intend to use cash to develop and grow complementary services and businesses that we believe will generate attractive margins in line with our core capabilities and strategy. We use cash for scheduled repayments of our long-term debt and seek to use cash from time to time to repurchase shares of our common stock and repurchase portions of our debt. In addition, we consider and evaluate business acquisitions that may arise from time to time that are aligned with our strategy.
For the six months ended June 30, 2018, we used net proceeds from the Term B Loans and operating cash to repay the prior senior secured term loan and repaid $13.9 million of borrowings ($12.5 million for the second quarter of 2018). In addition, we used $21.1 million to repurchase shares of our common stock ($11.1 million for the second quarter of 2018).
Credit Agreement
On April 3, 2018, Altisource entered into the Credit Agreement pursuant to which Altisource borrowed $412.0 million in the form of Term B Loans and obtained a $15.0 million revolving credit facility. The Term B Loans mature in April 2024 and the revolving credit facility matures in April 2023.
Proceeds from the Term B Loans were used to repay the Company’s prior senior secured term loan, which had an outstanding balance of $412.1 million as of April 3, 2018. As of June 30, 2018, $403.8 million of the Term B Loans were outstanding and $413.6 million was outstanding under the prior senior secured term loan as of December 31, 2017. There were no borrowings outstanding under the revolving credit facility as of June 30, 2018.
The Term B Loans must be repaid in consecutive quarterly principal installments with $24.7 million due in 2018, $41.2 million due in 2019, $25.7 million due in 2020 and $12.4 million due annually thereafter, with the balance due at maturity. All amounts outstanding under the Term B Loans will become due on the earlier of (i) April 3, 2024, and (ii) the date on which the loans are declared to be due and owing by the administrative agent at the request (or with the consent) of the Required Lenders (as defined in the Credit Agreement; other capitalized terms, unless defined herein, are defined in the Credit Agreement) or as otherwise provided in the Credit Agreement upon the occurrence of any event of default.
In addition to the scheduled principal payments, subject to certain exceptions, the Term B Loans are subject to mandatory prepayment upon issuances of debt, casualty and condemnation events and sales of assets, as well as from a percentage of Consolidated Excess Cash Flow if the leverage ratio is greater than 3.00 to 1.00, as calculated in accordance with the provisions of the Credit Agreement (the percentage increases if the leverage ratio exceeds 3.50 to 1.00). Certain mandatory prepayments reduce future contractual amortization payments by an amount equal to the mandatory prepayment. No mandatory prepayments were owed for the three months ended June 30, 2018.
The interest rate on the Term B Loans as of June 30, 2018 was 6.33%.
Altisource may incur incremental indebtedness under the Credit Agreement from one or more incremental lenders, which may include existing lenders, in an aggregate incremental principal amount not to exceed $125.0 million, subject to certain conditions set forth in the Credit Agreement, including a sublimit of $80.0 million with respect to incremental revolving credit commitments. The lenders have no obligation to provide any incremental indebtedness.
The Credit Agreement includes covenants that restrict or limit, among other things, our ability, subject to certain exceptions and baskets, to incur additional debt, pay dividends and repurchase shares of our common stock. In the event we require additional liquidity, our ability to obtain it may be limited by the Credit Agreement.

Cash Flows
The following table presents our cash flows for the six months ended June 30:

(in thousands)	2018	2017	% Increase (decrease)

Net (loss) income adjusted for non-cash items	$46,413	$58,530	(21)
Changes in operating assets and liabilities	(23,160)	(46,013)	50
Cash flows provided by operating activities	23,253	12,517	86
Cash flows used in investing activities	(2,756)	(5,658)	51
Cash flows used in financing activities	(38,988)	(41,677)	6
Net decrease in cash, cash equivalents and restricted cash	(18,491)	(34,818)	47
Cash, cash equivalents and restricted cash at the beginning of the period	108,843	153,421	(29)

Cash, cash equivalents and restricted cash at the end of the period	$90,352	$118,603	(24)
Cash Flows from Operating Activities
Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net income. For the six months ended June 30, 2018, cash flows provided by operating activities were $23.3 million, or approximately $0.06 for every dollar of service revenue ($0.15 for every dollar of service revenue for the second quarter of 2018), compared to cash flows provided by operating activities of $12.5 million, or approximately $0.03 for every dollar of service revenue, for the six months ended June 30, 2017 ($0.13 for every dollar of service revenue for the second quarter of 2017). The improvement in cash flows from operations for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was primarily due to a decrease in cash used for changes in operating assets and liabilities, principally driven by the $28.0 million net payment in the prior year period of an accrued litigation settlement. This improvement was partially offset by lower net income, adjusted for non-cash items, of $12.1 million, a decrease of 21% compared to the six months ended June 30, 2017.
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
Cash Flows from Investing Activities
Cash flows from investing activities for the six months ended June 30, 2018 and 2017 consisted of cash used for additions to premises and equipment of $2.8 million and $5.7 million, respectively, primarily related to investments in the development of certain software applications, IT infrastructure and facility improvements.
Cash Flows from Financing Activities
Cash flows from financing activities for the six months ended June 30, 2018 and 2017 primarily consisted of cash flows associated with debt issuances, repayments, repurchases and debt issuance costs. In addition, financing activities include the purchase of treasury shares, proceeds from stock option exercises, distributions to non-controlling interests and the payment of tax withholdings on issuance of restricted shares and stock option exercises. During the six months ended June 30, 2018, we used net cash of $19.0 million to refinance and reduce our debt from the issuance of long-term debt, the costs to issue long-term debt, and prepayments and repurchases of long-term debt, compared to $24.8 million of repurchases and repayments of long-term debt for the six months ended June 30, 2017. In addition, during the six months ended June 30, 2018 and 2017, we used $21.1 million and $15.5 million, respectively, to repurchase our common stock. During the six months ended June 30, 2018 and 2017, we received proceeds from stock option exercises of $2.7 million and $0.8 million, respectively, and distributed $1.2 million and $1.1 million, respectively, to non-controlling interests. Also during the six months ended June 30, 2018 and 2017, we made payments of $0.4 million and $1.1 million, respectively, to satisfy employee tax withholding obligations on the issuance of restricted shares and stock option exercises. These payments were made to tax authorities, at the employees’ direction, to satisfy the employees’ tax obligations rather than issuing a portion of vested restricted shares to employees.

Liquidity Requirements after June 30, 2018
Our primary future liquidity obligations pertain to long-term debt repayments and interest expense under the Credit Agreement (see Liquidity section above) and distributions to Lenders One members. During the next 12 months, we expect to make mandatory repayments of $41.2 million and pay $24.7 million of interest expense (assuming the current interest rate) under the Credit Agreement and distribute approximately $2.6 million to the Lenders One members representing non-controlling interests.
We believe that our existing cash and cash equivalents balances, our anticipated cash flows from operations and availability under our revolving credit facility will be sufficient to meet our liquidity needs, including to fund required debt and interest payments and additions to premises and equipment, for the next 12 months.
Contractual Obligations, Commitments and Contingencies
For the six months ended June 30, 2018, there were no significant changes to our contractual obligations from those identified in our Form 10-K for the fiscal year ended December 31, 2017, other than those that occur in the normal course of business. See Note 19 to the condensed consolidated financial statements.
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
See Note 1 to the condensed consolidated financial statements for the Company’s critical accounting policy for revenue recognition. Our other critical accounting policies are described in the MD&A section of our Form 10-K for the year ended December 31, 2017 filed with the SEC on February 22, 2018. With the exception of the changes to our revenue recognition policy referenced above, there have been no material changes to our critical accounting policies during the six months ended June 30, 2018.
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
Interest Rate Risk
As of June 30, 2018, the interest rate charged on the new Term B Loan was 6.33%. The interest rate was calculated based on the Adjusted Eurodollar Rate (as defined in the Credit Agreement) with a minimum floor of 1.00% plus 4.00%.
Based on the principal amount outstanding at June 30, 2018, a one percentage point increase or decrease in the Eurodollar Rate would have increased or decreased our annual interest expense by approximately $4.0 million, based on the June 30, 2018 Adjusted Eurodollar Rate.
Currency Exchange Risk
We are exposed to currency risk from potential changes in currency values of our non-United States dollar denominated expenses, assets, liabilities and cash flows. Our most significant currency exposure relates to the Indian rupee. Based on expenses incurred in Indian rupees during the second quarter of 2018, a one percentage point increase or decrease in value of the Indian rupee in relation to the United States dollar would increase or decrease our annual expenses by approximately $0.9 million.

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
As of June 30, 2018, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of June 30, 2018.

b)	Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Form 10-K for the year ended December 31, 2017 filed with the SEC on February 22, 2018, except as follows:
Under certain material agreements that we are currently a party to or may enter into in the future, the formation by shareholders of Altisource of a “group” (as that term is used in Section 13(d) and 14(d) of the Securities Exchange Act of 1934 (the “Exchange Act”)) with ownership of Altisource capital stock exceeding a defined percentage may give rise to a termination event or an event of default, which could result in a material adverse impact on the Company’s future revenue, results of operations and financial position.
Under certain of the Company’s material agreements, such as its senior secured term loan agreement, a change of control would be deemed to occur if, among other things, a “group” (as that term is used in Sections 13(d) and 14(d) of the Exchange Act) is formed by shareholders holding beneficial ownership of a defined percentage of the combined voting power and/or economic interest of the Company’s capital stock. The Company’s Brokerage Agreement (as amended) with NRZ’s licensed brokerage subsidiary contains a similar provision, and the Company may enter into material agreements in the future that contain similar provisions. The formation of a “group” could occur without the involvement of or input by the Company, and such a change of control could constitute a termination event or an event of default under these agreements. If any of these agreements were terminated, or if the event of default is not waived, this could have a material adverse impact on the Company’s future revenue, results of operations and financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to our repurchases of our equity securities during the three months ended June 30, 2018:

Period	Total number of shares purchased(1)	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs(2)

Common stock:
April 1 – 30, 2018	219,200	$26.04	219,200	2,843,019
May 1 – 31, 2018	168,500	28.20	168,500	4,199,600
June 1 – 30, 2018	21,854	30.03	21,854	4,177,746

	409,554	$27.14	409,554	4,177,746

(1)
In addition to the repurchases included in the table above, 19,472 common shares were withheld from employees to satisfy tax withholding obligations that arose from the vesting of restricted shares and stock option exercises.

(2)
On May 15, 2018, our shareholders approved the renewal of the share repurchase program originally approved by the shareholders on May 17, 2017, which replaced the previous share repurchase program and authorizes us to purchase up to 4.3 million shares of our common stock in the open market, subject to certain parameters.

Item 6. Exhibits

Exhibit Number	Exhibit Description
10.1 *†	Form of Non-Qualified Stock Option Award Agreement (2018 Performance-Based Stock Options)

10.2
Credit Agreement, dated April 3, 2018 among Altisource S.à r.l. and Altisource Portfolio Solutions S.A., Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 4, 2018)

10.3 *
Amendment No. 1 to Credit Agreement dated as of June 27, 2018 among Altisource S.à r.l. and Altisource Portfolio Solutions S.A., Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent, and the Lenders party thereto

31.1 *	Section 302 Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2 *	Section 302 Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1 *	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018 is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2018 and 2017; (iii) Condensed Consolidated Statements of Equity for the six months ended June 30, 2018 and 2017; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017; and (v) Notes to Condensed Consolidated Financial Statements.

______________________________________
*	Filed herewith.
†	Denotes a management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
(Registrant)

Date:	July 26, 2018	By:	/s/ William B. Shepro
William B. Shepro
Director and Chief Executive Officer
(Principal Executive Officer)

Date:	July 26, 2018	By:	/s/ Michelle D. Esterman
Michelle D. Esterman
Executive Vice President, Finance
(Principal Accounting Officer)