Form 10-Q
period 2018-09-30
Altisource Portfolio Solutions S.A.
filed 2018-10-25
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

(352) 24 69 79 00
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 19, 2018, there were 16,990,838 outstanding shares of the registrant’s shares of beneficial interest (excluding 8,421,910 shares held as treasury stock).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$102,860	$105,006
Investment in equity securities	44,967	49,153
Accounts receivable, net	46,929	52,740
Prepaid expenses and other current assets	81,622	64,742
Total current assets	276,378	271,641

Premises and equipment, net	52,026	73,273
Goodwill	84,027	86,283
Intangible assets, net	98,754	120,065
Deferred tax assets, net	304,383	303,707
Other assets	13,697	10,195

Total assets	$829,265	$865,164

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$96,407	$84,400
Current portion of long-term debt	34,440	5,945
Deferred revenue	12,955	9,802
Other current liabilities	7,912	9,414
Total current liabilities	151,714	109,561

Long-term debt, less current portion	346,544	403,336
Other non-current liabilities	7,866	12,282

Commitments, contingencies and regulatory matters (Note 21)

Equity:
Common stock ($1.00 par value; 100,000 shares authorized, 25,413 issued and 17,048 outstanding as of September 30, 2018; 100,000 shares authorized, 25,413 shares issued and 17,418 outstanding as of December 31, 2017)	25,413	25,413
Additional paid-in capital	118,625	112,475
Retained earnings	603,343	626,600
Accumulated other comprehensive income	—	733
Treasury stock, at cost (8,365 shares as of September 30, 2018 and 7,995 shares as of December 31, 2017)	(425,767)	(426,609)
Altisource equity	321,614	338,612

Non-controlling interests	1,527	1,373
Total equity	323,141	339,985

Total liabilities and equity	$829,265	$865,164

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Revenue	$204,575	$234,979	$620,569	$726,147
Cost of revenue	147,580	174,898	457,980	538,244

Gross profit	56,995	60,081	162,589	187,903
Operating expenses (income):
Selling, general and administrative expenses	46,329	46,622	132,377	146,793
Gain on sale of business (Note 3)	(13,688)	—	(13,688)	—
Restructuring charges (Note 20)	3,436	—	3,436	—

Income from operations	20,918	13,459	40,464	41,110
Other income (expense), net:
Interest expense	(6,725)	(5,599)	(19,615)	(16,862)
Unrealized gain (loss) on investment in equity securities (Note 4)	1,782	—	(4,186)	—
Other income (expense), net	154	2,497	(2,435)	8,015
Total other income (expense), net	(4,789)	(3,102)	(26,236)	(8,847)

Income before income taxes and non-controlling interests	16,129	10,357	14,228	32,263
Income tax provision	(6,608)	(2,591)	(6,059)	(7,615)

Net income	9,521	7,766	8,169	24,648
Net income attributable to non-controlling interests	(854)	(805)	(2,066)	(2,107)

Net income attributable to Altisource	$8,667	$6,961	$6,103	$22,541

Earnings per share:
Basic	$0.51	$0.39	$0.36	$1.23
Diluted	$0.49	$0.38	$0.35	$1.20

Weighted average shares outstanding:
Basic	17,033	18,023	17,184	18,337
Diluted	17,575	18,429	17,669	18,854

Comprehensive income:
Net income	$9,521	$7,766	$8,169	$24,648
Other comprehensive income (loss), net of tax:
Reclassification of unrealized gain on investment in equity securities, net of income tax provision of $200, to retained earnings from the cumulative effect of an accounting change (Note 1)	—	—	(733)	—
Unrealized (loss) gain on investment in equity securities, net of income tax benefit (provision) of $0, $2,054, $0, $(78)	—	(5,530)	—	212

Comprehensive income, net of tax	9,521	2,236	7,436	24,860
Comprehensive income attributable to non-controlling interests	(854)	(805)	(2,066)	(2,107)

Comprehensive income attributable to Altisource	$8,667	$1,431	$5,370	$22,753

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Altisource Equity
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock, at cost	Non-controlling interests	Total
	Shares

Balance, December 31, 2016	25,413	$25,413	$107,288	$333,786	$(1,745)	$(403,953)	$1,405	$62,194

Comprehensive income:
Net income	—	—	—	22,541	—	—	2,107	24,648
Other comprehensive income, net of tax	—	—	—	—	212	—	—	212
Distributions to non-controlling interest holders	—	—	—	—	—	—	(2,143)	(2,143)
Share-based compensation expense	—	—	3,237	—	—	—	—	3,237
Cumulative effect of an accounting change (Note 14)	—	—	932	(932)	—	—	—	—
Exercise of stock options and issuance of restricted shares	—	—	—	(11,787)	—	13,871	—	2,084
Treasury shares withheld for the payment of tax on restricted share issuances	—	—	—	(1,497)	—	409	—	(1,088)
Repurchase of shares	—	—	—	—	—	(24,995)	—	(24,995)

Balance, September 30, 2017	25,413	$25,413	$111,457	$342,111	$(1,533)	$(414,668)	$1,369	$64,149

Balance, December 31, 2017	25,413	$25,413	$112,475	$626,600	$733	$(426,609)	$1,373	$339,985

Net income	—	—	—	6,103	—	—	2,066	8,169
Distributions to non-controlling interest holders	—	—	—	—	—	—	(1,912)	(1,912)
Share-based compensation expense	—	—	6,150	—	—	—	—	6,150
Cumulative effect of accounting changes (Note 1)	—	—	—	(9,715)	(733)	—	—	(10,448)
Exercise of stock options and issuance of restricted shares	—	—	—	(18,524)	—	22,100	—	3,576
Treasury shares withheld for the payment of tax on restricted share issuances and stock option exercises	—	—	—	(1,121)	—	513	—	(608)
Repurchase of shares	—	—	—	—	—	(21,771)	—	(21,771)

Balance, September 30, 2018	25,413	$25,413	$118,625	$603,343	$—	$(425,767)	$1,527	$323,141

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2018	2017

Cash flows from operating activities:
Net income	$8,169	$24,648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,743	27,411
Amortization of intangible assets	21,311	27,143
Change in the fair value of acquisition related contingent consideration	—	24
Unrealized loss on investment in equity securities	4,186	—
Share-based compensation expense	6,150	3,237
Bad debt expense	2,408	3,101
Gain on early extinguishment of debt	—	(5,419)
Amortization of debt discount	513	225
Amortization of debt issuance costs	739	625
Deferred income taxes	(676)	—
Loss on disposal of fixed assets	723	2,776
Gain on sale of business (Note 3)	(13,688)	—
Loss on debt refinancing (Note 11)	4,434	—
Changes in operating assets and liabilities:
Accounts receivable	4,515	21,543
Prepaid expenses and other current assets	(16,880)	(17,272)
Other assets	554	760
Accounts payable and accrued expenses	10,774	165
Other current and non-current liabilities	(14,325)	(41,838)
Net cash provided by operating activities	43,650	47,129

Cash flows from investing activities:
Additions to premises and equipment	(4,207)	(7,485)
Proceeds from the sale of business (Note 3)	15,000	—
Net cash provided by (used in) investing activities	10,793	(7,485)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	407,880	—
Repayments and repurchases of long-term debt	(436,821)	(48,600)
Debt issuance costs	(5,042)	—
Proceeds from stock option exercises	3,576	2,084
Purchase of treasury shares	(21,771)	(24,995)
Distributions to non-controlling interests	(1,912)	(2,143)
Payment of tax withholding on issuance of restricted shares and stock option exercises	(608)	(1,088)
Net cash used in financing activities	(54,698)	(74,742)

Net decrease in cash, cash equivalents and restricted cash	(255)	(35,098)
Cash, cash equivalents and restricted cash at the beginning of the period	108,843	153,421

Cash, cash equivalents and restricted cash at the end of the period	$108,588	$118,323

Supplemental cash flow information:
Interest paid	$17,889	$16,203
Income taxes paid, net	4,162	15,445

Non-cash investing and financing activities:
Increase in payables for purchases of premises and equipment	$12	$52
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
The management agreement between MPA and Lenders One, pursuant to which MPA is the management company, represents a variable interest in a variable interest entity. MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact the cooperative’s economic performance and the right to receive benefits from the cooperative. As a result, Lenders One is presented in the accompanying condensed consolidated financial statements on a consolidated basis and the interests of the members are reflected as non-controlling interests. As of September 30, 2018, Lenders One had total assets of $2.7 million and total liabilities of $0.9 million. As of December 31, 2017, Lenders One had total assets of $4.6 million and total liabilities of $3.1 million.
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
The Company adopted Topic 606 effective January 1, 2018 using the cumulative effect method. As a result of this adoption, the Company recognized an $11.2 million increase in deferred revenue, a $1.1 million increase in unbilled accounts receivable, a $0.3 million increase in other current liabilities and a $10.4 million decrease in retained earnings as of January 1, 2018. Because the Company adopted Topic 606 retrospectively with a cumulative effect as of January 1, 2018, the comparative results as of December 31, 2017 and for the three and nine months ended September 30, 2017 have not been restated and continue to be reported under Accounting Standards Codification Topic 605, Revenue Recognition and SEC Staff Accounting Bulletin Topic 13, Revenue Recognition. The details of the significant changes and quantitative impact of the adoption of Topic 606 are described below. Also see Note 15 for additional information on revenue, including disaggregation of revenue and contract balances.
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
Mortgage Market

•	For the majority of the services we provide through the Mortgage Market segment, we recognize transactional revenue when the service is provided.

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

•
Reimbursable expenses revenue, primarily related to our property preservation and inspection services, real estate sales and our foreclosure trustee services businesses, is included in revenue with an equal amount recognized in cost of revenue. These amounts are recognized on a gross basis, principally because generally we have control over selection of vendors and the vendor relationships are with us, rather than with our customers.

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Real Estate Market

•	For the majority of the services we provide through the Real Estate Market segment, we recognize transactional revenue when the service is provided.

•
For our renovation services, revenue is recognized over the period of the construction activity, based on the estimated percentage of completion of each project. We use judgment to determine the period over which we recognize revenue for certain of these services. For real estate brokerage and auction services, we recognize revenue on a net basis as we perform services as an agent without assuming the risks and rewards of ownership of the asset and the commission earned on the sale is a fixed percentage or amount. For the buy-renovate-lease-sell business, we recognize revenue associated with our sales of short-term investments in real estate on a gross basis as we assume the risks and rewards of ownership of the asset.

•
Reimbursable expenses revenue, primarily related to our real estate sales business, is included in revenue with an equal offsetting expense recognized in cost of revenue. These amounts are recognized on a gross basis, principally because generally we have control over selection of vendors and the vendor relationships are with us, rather than with our customers.

Other Businesses, Corporate and Eliminations

•
For the majority of the services we provide through Other Businesses, Corporate and Eliminations, we recognize transactional revenue when the service is provided. We generally earn fees for our post-charge-off consumer debt collection services as a percentage of the amount we collect on delinquent consumer receivables and recognize revenue following collection from the borrowers. We provide customer relationship management services for which we typically earn and recognize revenue on a per-person, per-call or per-minute basis as the related services are performed.

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

The following table summarizes the impact of adopting Topic 606 on the Company’s condensed consolidated balance sheet as of September 30, 2018:

	Impact of the adoption of Topic 606
(in thousands)	As reported	Adjustments	Balances without adoption of Topic 606

Accounts receivable, net	$46,929	$789	$47,718
Total current assets	276,378	789	277,167
Total assets	829,265	789	830,054

Other current liabilities	7,912	(2,303)	5,609
Deferred revenue	12,955	(4,048)	8,907
Total current liabilities	151,714	(6,351)	145,363

Other non-current liabilities	7,866	686	8,552

Retained earnings	603,343	6,454	609,797
Altisource equity	321,614	6,454	328,068
Total equity	323,141	6,454	329,595
Total liabilities and equity	829,265	789	830,054

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

The following table summarizes the impact of adopting Topic 606 on the Company’s condensed consolidated statement of operations and comprehensive income for the three months ended September 30, 2018:

	Impact of the adoption of Topic 606
(in thousands)	As reported	Adjustments	Balances without adoption of Topic 606

Revenue	$204,575	$(3,966)	$200,609
Cost of revenue	147,580	392	147,972
Gross profit	56,995	(4,358)	52,637
Income from operations	20,918	(4,358)	16,560
Income before income taxes and non-controlling interests	16,129	(4,358)	11,771
Income tax provision	(6,608)	2,164	(4,444)
Net income	9,521	(2,194)	7,327
Net income attributable to Altisource	8,667	(2,194)	6,473
The following table summarizes the impact of adopting Topic 606 on the Company’s condensed consolidated statement of operations and comprehensive income for the nine months ended September 30, 2018:

	Impact of the adoption of Topic 606
(in thousands)	As reported	Adjustments	Balances without adoption of Topic 606

Revenue	$620,569	$(4,757)	$615,812
Cost of revenue	457,980	1,851	459,831
Gross profit	162,589	(6,608)	155,981
Income from operations	40,464	(6,608)	33,856
Income before income taxes and non-controlling interests	14,228	(6,608)	7,620
Income tax provision	(6,059)	2,814	(3,245)
Net income	8,169	(3,794)	4,375
Net income attributable to Altisource	6,103	(3,794)	2,309
The adoption of Topic 606 did not have any impact on net cash flows used in operating, financing or investing activities on the Company’s condensed consolidated statement of cash flows for the nine months ended September 30, 2018.
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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This standard requires that companies include restricted cash and restricted cash equivalents in their cash and cash equivalent balances in the statement of cash flows. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard was effective for the Company on January 1, 2018, and was adopted using the retrospective transition method, as required by the standard. The adoption of this standard resulted in the classification of the Company’s restricted cash with cash and cash equivalents reported in the Company’s condensed consolidated statements of cash flows. As a result, the Company included $5.7 million, $3.8 million, $4.2 million and $4.1 million of restricted cash with cash and cash equivalents in its condensed consolidated statements of cash flows as of September 30, 2018, December 31, 2017, September 30, 2017 and December 31, 2016, respectively.
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
Future Adoption of New Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and in July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (collectively “Topic 842”). Topic 842 introduces a new lessee model that brings substantially all leases on the balance sheet. This standard will require lessees to recognize lease assets and lease liabilities on their balance sheets and disclose key information about leasing arrangements in their financial statements. This standard will be effective for annual periods beginning after December 15, 2018, including interim periods within that reporting period. Based on the Company’s preliminary analysis of arrangements where the Company is a lessee, we estimate that the new standard, if implemented as of September 30, 2018, would have resulted in the addition of approximately $16.8 million right-of-use assets and lease liabilities onto the Company’s condensed consolidated balance sheet. The Company will continue to analyze the impact of this guidance and refine the estimated impact on its results of operations, financial position and financial disclosures.
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
In August 2018, the FASB issued ASU No. 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. This standard requires at a minimum the annual review of the assumptions used for liability measurement with the impact of any change recorded in net income, standardizes the liability discount rate with the effect of rate changes recorded in other comprehensive income, requires the measurement of market risk benefits at fair value, simplifies the amortization of deferred acquisition costs and requires enhanced disclosures. This standard will be effective for annual periods beginning after December 15, 2020, including interim periods within that reporting period. Early adoption of this standard is permitted. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This standard modifies certain disclosure requirements such as the valuation processes for Level 3 fair value measurements. This standard also requires new disclosures such as the disclosure of certain assumptions used to develop significant unobservable inputs for Level 3 fair value measurements. This standard will be effective for annual periods beginning after December 15, 2019, including interim periods within that reporting period. Early adoption of either the entire standard or only the provisions that eliminate or modify requirements is permitted. The Company currently does not expect the adoption of this guidance to have an impact on its results of operations and financial position.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). This standard aligns the requirements for capitalizing implementation costs in a hosting arrangement service contract with the existing guidance for capitalizing implementation costs incurred for an internal-use software license. This standard also requires capitalizing or expensing implementation costs based on the nature of the costs and the project stage during which they are incurred and establishes additional disclosure requirements. This standard will be effective for annual periods beginning after December 15, 2019, including interim periods within that reporting period. Early adoption of this standard is permitted. The Company currently plans to adopt the standard prospectively and is currently evaluating the impact this guidance may have on its consolidated financial statements.
NOTE 2 — CUSTOMER CONCENTRATION
During the three and nine months ended September 30, 2018, Ocwen was our largest customer, accounting for 53% of our total revenue for the nine months ended September 30, 2018 (56% of our revenue for the third quarter of 2018). Ocwen is a residential mortgage loan servicer of mortgage servicing rights (“MSRs”) it owns, including those MSRs in which others have an economic interest, and a subservicer of MSRs owned by others. Ocwen purchases certain mortgage services and technology services from us under the terms of services agreements and amendments thereto (collectively, the “Ocwen Services Agreements”) with terms extending through August 2025. Certain of the Ocwen Service Agreements contain a “most favored nation” provision and also grant the parties the right to renegotiate pricing, among other things. Certain of the Ocwen Service Agreements also prohibit Ocwen from establishing fee-based businesses that would directly or indirectly compete with Altisource’s services with respect to the Homeward Residential, Inc. and Residential Capital, LLC loan portfolios acquired by Ocwen in December 2012 and February 2013, respectively. Ocwen has previously purchased certain origination services from Altisource under an agreement that expires in January 2019, but which is subject to a 90 day termination right by Ocwen.

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Revenue from Ocwen primarily consists of revenue earned from the loan portfolios serviced by Ocwen when Ocwen designates us as the service provider and revenue earned directly from Ocwen. For the nine months ended September 30, 2018 and 2017, we recognized revenue from Ocwen of $325.8 million and $422.1 million, respectively ($115.0 million and $136.4 million for the third quarter of 2018 and 2017, respectively). Revenue from Ocwen as a percentage of segment and consolidated revenue was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Mortgage Market	65%	68%	62%	68%
Real Estate Market	1%	1%	1%	1%
Other Businesses, Corporate and Eliminations	9%	7%	9%	11%
Consolidated revenue	56%	58%	53%	58%
We earn additional revenue related to the loan portfolios serviced by Ocwen when a party other than Ocwen or the MSR owner selects Altisource as the service provider. For the nine months ended September 30, 2018 and 2017, we recognized revenue of $37.3 million and $118.0 million, respectively ($11.1 million and $35.1 million for the third quarter of 2018 and 2017, respectively), related to the loan portfolios serviced by Ocwen when a party other than Ocwen or the MSR owner selected Altisource as the service provider. These amounts are not included in deriving revenue from Ocwen as a percentage of revenue in the table above.
As of September 30, 2018, accounts receivable from Ocwen totaled $17.5 million, $13.9 million of which was billed and $3.6 million of which was unbilled. As of December 31, 2017, accounts receivable from Ocwen totaled $18.9 million, $13.6 million of which was billed and $5.3 million of which was unbilled.
As of June 30, 2018, New Residential Investment Corp. (individually, together with one or more of its subsidiaries or one or more of its subsidiaries individually, “NRZ”) owned Ocwen-serviced MSRs and rights to MSRs (the “Subject MSRs”) with underlying unpaid principal balances (“UPB”) of $94.7 billion. As of June 30, 2018, Ocwen serviced and subserviced MSRs with underlying UPB of $167.1 billion. As previously disclosed, in July 2017, Ocwen and NRZ entered into agreements to convert NRZ’s economic rights to the Subject MSRs into fully-owned MSRs in exchange for payments from NRZ to Ocwen when such Subject MSRs were transferred. The transfers are subject to certain third party consents. Ocwen disclosed that under these agreements, Ocwen would subservice the transferred Subject MSRs for an initial term of five years, and the agreements provided for the conversion of the existing arrangements into a more traditional subservicing arrangement.
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
For the nine months ended September 30, 2018 and 2017, we recognized revenue from NRZ of $24.1 million and $0.8 million, respectively, under the Brokerage Agreement associated with the Subject MSRs transferred from Ocwen to NRZ (the “Transferred MSRs”) ($5.0 million and $0.8 million for the third quarter of 2018 and 2017, respectively). For the nine months ended September 30, 2018 and 2017, we recognized additional revenue of $64.4 million and $1.0 million relating to the Transferred MSRs when a party other than NRZ selects Altisource as the service provider ($21.6 million and $1.0 million for the third quarter of 2018 and 2017, respectively).
On August 28, 2017, Altisource and NRZ also entered into a non-binding Letter of Intent, as amended, to enter into a Services Agreement (the “Services LOI”), setting forth the terms pursuant to which Altisource would remain the exclusive service provider of fee-based services for the Subject MSRs through August 2025. The Services LOI was amended most recently to extend the term through November 15, 2018.

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
We anticipate that revenue from NRZ will increase over time and revenue from Ocwen will decrease. Following the anticipated execution of the Services Agreement, we expect that NRZ will become our largest customer. Had all of the Subject MSRs been transferred to NRZ and the Brokerage Agreement and the Services Agreement with NRZ been in place as of January 1, 2018, we estimate that approximately 48% of our revenue for the nine months ended September 30, 2018 would have been related to NRZ. There can be no assurance that the parties will reach an agreement with respect to the terms of the Services Agreement or that a Services Agreement will be entered into on a timely basis or at all.
NOTE 3 — SALE OF BUSINESS
In August 2018, Altisource entered into an amendment to its agreements with RESI to sell Altisource’s rental property management business to RESI and permit RESI to internalize certain services that had been provided by Altisource. These services were historically provided under an agreement between RESI and Altisource, in which Altisource was the sole provider of rental property management services to RESI through December 2027. The proceeds from the transaction totaled $18.0 million, payable in two installments. The first installment of $15.0 million was received on the closing date of August 8, 2018. The second installment of $3.0 million will be received on the earlier of a RESI change of control or on August 8, 2023. The second installment was recorded as a long-term receivable with a discounted value of $2.2 million as of September 30, 2018 in Other Assets in the condensed consolidated balance sheets. In connection with the sale of the rental property management business, the Company recognized a pretax gain of $13.7 million in the third quarter of 2018 in the accompanying condensed consolidated statements of operations and comprehensive income.
NOTE 4 — INVESTMENT IN EQUITY SECURITIES
During 2016, we purchased 4.1 million shares of RESI common stock for $48.2 million. This investment is reflected in the condensed consolidated balance sheets at a fair value of $45.0 million as of September 30, 2018 and $49.2 million as of December 31, 2017. During the three and nine months ended September 30, 2018, we recognized an unrealized gain (loss) of $1.8 million and $(4.2) million, respectively, on our investment in RESI in other income (expense), net in the condensed consolidated statements of operations and comprehensive income as a result of a change in the market value of RESI common shares. During the three and nine months ended September 30, 2017, an unrealized gain (loss) on our investment in RESI of $(5.5) million and $0.2 million, respectively, net of income tax provision (benefit), was reflected in other comprehensive income in the condensed consolidated statements of operations and comprehensive income (see Note 1 for additional information on the adoption of the new accounting standard on investments in equity securities). During the nine months ended September 30, 2018 and 2017, we earned dividends of $1.9 million in each period related to this investment ($0.6 million in both the third quarter of 2018 and 2017).
Pursuant to the agreement between Altisource and RESI to sell the rental property management business to RESI (see Note 3 for additional information), Altisource will be subject to a lock-up period with respect to the sale or transfer of the shares of common stock of RESI owned by Altisource (the “Shares”). During the period between the closing date of the sale and December 31, 2018, Altisource will be restricted from selling any of the Shares. Following the expiration of that period, in each of the four subsequent quarters, Altisource will be permitted to transfer no more than 25% of the Shares (approximately 1.0 million shares as of September 30, 2018), provided that any Shares not sold in the applicable quarter will increase the amount that may be sold in the subsequent quarters by 50% of the unsold permitted amount. Thereafter, all transfer restrictions will expire and any remaining Shares will be freely transferable. Notwithstanding these restrictions, Altisource retains the right to sell or transfer the Shares at any time: (i) where Altisource has a good faith belief that its or its affiliates’ liquidity should be increased and the sale is necessary to achieve such an increase; (ii) where the proceeds of sales will be used to finance a strategic acquisition transaction; (iii) in privately negotiated block transactions with unrelated third parties or a similar transaction; or (iv) where RESI is the subject of a tender offer that is reasonably likely to result in a change of control or where RESI undergoes a change of control.

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 5 — ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consists of the following:

(in thousands)	September 30, 2018	December 31, 2017

Billed	$44,248	$40,787
Unbilled	14,515	22,532
Subtotal	58,763	63,319
Less: Allowance for doubtful accounts	(11,834)	(10,579)

Total	$46,929	$52,740
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
NOTE 6 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

(in thousands)	September 30, 2018	December 31, 2017

Short-term investments in real estate	$51,688	$29,405
Maintenance agreements, current portion	3,860	8,014
Income taxes receivable	8,354	9,227
Prepaid expenses	7,070	7,898
Other current assets	10,650	10,198

Total	$81,622	$64,742
NOTE 7 — PREMISES AND EQUIPMENT, NET
Premises and equipment, net consists of the following:

(in thousands)	September 30, 2018	December 31, 2017

Computer hardware and software	$181,489	$179,567
Leasehold improvements	32,413	33,417
Furniture and fixtures	13,438	14,092
Office equipment and other	8,542	9,388
	235,882	236,464
Less: Accumulated depreciation and amortization	(183,856)	(163,191)

Total	$52,026	$73,273
Depreciation and amortization expense totaled $24.7 million and $27.4 million for the nine months ended September 30, 2018 and 2017, respectively ($7.7 million and $8.5 million for the third quarter of 2018 and 2017, respectively), and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive income.

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 8 — GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following is a summary of goodwill by segment:

(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Total

Balance as of December 31, 2017	$73,259	$10,056	$2,968	$86,283
Dispositions(1)	—	(2,256)	—	(2,256)

Balance as of September 30, 2018	$73,259	$7,800	$2,968	$84,027
______________________________________

(1)
During the third quarter of 2018, goodwill of $2.3 million attributable to the rental property management business was included in the gain on sale of the rental property management business to RESI (see Note 3).

Intangible Assets, net
Intangible assets, net consist of the following:

	Weighted average estimated useful life (in years)	Gross carrying amount		Accumulated amortization		Net book value
(in thousands)		September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017

Definite lived intangible assets:
Customer related intangible assets	10	$273,172	$277,828	$(202,501)	$(188,258)	$70,671	$89,570
Operating agreement	20	35,000	35,000	(14,896)	(13,865)	20,104	21,135
Trademarks and trade names	14	12,554	15,354	(6,611)	(8,881)	5,943	6,473
Non-compete agreements	4	1,230	1,560	(897)	(897)	333	663
Intellectual property	10	300	300	(132)	(115)	168	185
Other intangible assets	5	3,745	3,745	(2,210)	(1,706)	1,535	2,039

Total		$326,001	$333,787	$(227,247)	$(213,722)	$98,754	$120,065
Amortization expense for definite lived intangible assets was $21.3 million and $27.1 million for the nine months ended September 30, 2018 and 2017, respectively ($6.6 million and $8.6 million for the third quarter of 2018 and 2017, respectively). Anticipated annual definite lived intangible asset amortization is $26.9 million in 2018, $20.6 million in 2019, $17.9 million in 2020, $12.5 million in 2021 and $7.3 million in 2022.
NOTE 9 — OTHER ASSETS
Other assets consist of the following:

(in thousands)	September 30, 2018	December 31, 2017

Security deposits	$4,063	$5,304
Restricted cash	5,728	3,837
Other	3,906	1,054

Total	$13,697	$10,195

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 10 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable and accrued expenses consist of the following:

(in thousands)	September 30, 2018	December 31, 2017

Accounts payable	$30,065	$15,682
Accrued expenses - general	31,208	27,268
Accrued salaries and benefits	33,153	41,363
Income taxes payable	1,981	87

Total	$96,407	$84,400
Other current liabilities consist of the following:

(in thousands)	September 30, 2018	December 31, 2017

Unfunded cash account balances	$3,643	$5,900
Other	4,269	3,514

Total	$7,912	$9,414
NOTE 11 — LONG-TERM DEBT
Long-term debt consists of the following:

(in thousands)	September 30, 2018	December 31, 2017

Senior secured term loans	$388,760	$413,581
Less: Debt issuance costs, net	(4,080)	(3,158)
Less: Unamortized discount, net	(3,696)	(1,142)
Net long-term debt	380,984	409,281
Less: Current portion	(34,440)	(5,945)

Long-term debt, less current portion	$346,544	$403,336
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
The Term B Loans must be repaid in consecutive quarterly principal installments with remaining amounts due as of September 30, 2018 of $1.5 million in the fourth quarter of 2018, $41.2 million in 2019, $25.7 million in 2020 and $12.4 million annually thereafter, with the balance due at maturity. During the three months ended September 30, 2018, the Company used the proceeds received from the sale of the rental property management business to RESI (see Note 3) to repay $15.0 million of the Term B Loans. This repayment is applied to contractual amortization payments in the direct order of maturity. All amounts outstanding under the Term B Loans will become due on the earlier of (i) April 3, 2024, and (ii) the date on which the loans are declared to be due and owing by the administrative agent at the request (or with the consent) of the Required Lenders (as defined in the Credit Agreement; other capitalized terms, unless defined herein, are defined in the Credit Agreement) or as otherwise provided in the Credit Agreement upon the occurrence of any event of default.

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

In addition to the scheduled principal payments, subject to certain exceptions, the Term B Loans are subject to mandatory prepayment upon issuances of debt, casualty and condemnation events and sales of assets, as well as from a percentage of Consolidated Excess Cash Flow if the leverage ratio is greater than 3.00 to 1.00, as calculated in accordance with the provisions of the Credit Agreement (the percentage increases if the leverage ratio exceeds 3.50 to 1.00). Certain mandatory prepayments reduce future contractual amortization payments by an amount equal to the mandatory prepayment. No mandatory prepayments were owed for the three months ended September 30, 2018.
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
The Term B Loans bear interest at rates based upon, at our option, the Adjusted Eurodollar Rate or the Base Rate. Adjusted Eurodollar Rate term loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Adjusted Eurodollar Rate for a three month interest period and (y) 1.00% plus (ii) 4.00%. Base Rate term loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Base Rate and (y) 2.00% plus (ii) 3.00%. The interest rate at September 30, 2018 was 6.39%.
Loans under the revolving credit facility bear interest at rates based upon, at our option, the Adjusted Eurodollar Rate or the Base Rate. Adjusted Eurodollar Rate revolving loans bear interest at a rate per annum equal to the sum of (i) the Adjusted Eurodollar Rate for a three month interest period plus (ii) 4.00%. Base Rate revolving loans bear interest at a rate per annum equal to the sum of (i) the Base Rate plus (ii) 3.00%. The unused commitment fee is 0.50%. There were no borrowings outstanding under the revolving credit facility as of September 30, 2018.
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
The Credit Agreement contains certain events of default including (i) failure to pay principal when due or interest or any other amount owing on any other obligation under the Credit Agreement within five days of becoming due, (ii) material incorrectness of representations and warranties when made, (iii) breach of certain other covenants, subject to cure periods described in the Credit Agreement, (iv) a breach of the Revolving Financial Covenant, subject to a customary cure provision and not an Event of Default with respect to the Term Loans unless and until the Required Revolving Lenders accelerate the Revolving Credit Loans, (v) failure to pay principal or interest on any other debt that equals or exceeds $40.0 million when due, (vi) default on any other debt that equals or exceeds $40.0 million that causes, or gives the holder or holders of such debt the ability to cause, an acceleration of such debt, (vii) occurrence of a Change of Control, (viii) bankruptcy and insolvency events, (ix) entry by a court of one or more judgments against us in an amount in excess of $40.0 million that remain unbonded, undischarged or unstayed for a certain number of days after the entry thereof, (x) the occurrence of certain ERISA events and (xi) the failure of certain Loan Documents to be in full force and effect. If any event of default occurs and is not cured within applicable grace periods set forth in the Credit Agreement or waived, all loans and other obligations could become due and immediately payable and the facility could be terminated.
At September 30, 2018, debt issuance costs were $4.1 million, net of $0.5 million of accumulated amortization. At December 31, 2017, debt issuance costs related to the prior term loans were $3.2 million, net of $7.1 million of accumulated amortization.
During the nine months ended September 30, 2017, we repurchased portions of our prior senior secured term loan with an aggregate par value of $50.1 million at a weighted average discount of 12.2%, recognizing a net gain of $5.4 million on the early extinguishment of debt (repurchased aggregate par value of $24.1 million at a weighted average discount of 7.5%, recognizing a net gain of $1.5 million on the early extinguishment of debt for the third quarter of 2017). There were no similar repurchases in 2018. The net gain was included in other income (expense), net in the condensed consolidated statements of operations and comprehensive income.

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 12 — OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following:

(in thousands)	September 30, 2018	December 31, 2017

Income tax liabilities	$5,227	$5,955
Deferred revenue	21	2,101
Other non-current liabilities	2,618	4,226

Total	$7,866	$12,282
NOTE 13 — FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The following table presents the carrying amount and estimated fair value of financial instruments and certain liabilities as of September 30, 2018 and December 31, 2017. The following fair values are estimated using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	September 30, 2018				December 31, 2017
(in thousands)	Carrying amount	Fair value			Carrying amount	Fair value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$102,860	$102,860	$—	$—	$105,006	$105,006	$—	$—
Restricted cash	5,728	5,728	—	—	3,837	3,837	—	—
Investment in equity securities	44,967	44,967	—	—	49,153	49,153	—	—
Long-term receivable (Note 3)	2,165	—	—	2,165	—	—	—	—

Liabilities:
Long-term debt	388,760	—	388,760	—	413,581	—	407,377	—
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
In connection with the sale of the rental property management business in August 2018, Altisource received cash proceeds of $15.0 million on the closing date and will receive $3.0 million on the earlier of a RESI change of control or on August 8, 2023 (see Note 3 for additional information). We measure long-term receivables without a stated interest rate based on the present value of the future payments.
There were no transfers between different levels during the periods presented.
Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk primarily consist of cash and cash equivalents and accounts receivable. Our policy is to deposit our cash and cash equivalents with larger, highly rated financial institutions. The Company derives over 50% of its revenues from Ocwen (see Note 2 for additional information on Ocwen revenues and accounts receivable balance). The Company mitigates its concentrations of credit risk with respect to accounts receivable by actively monitoring past due accounts and the economic status of larger customers, if known.

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 14 — SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Share Repurchase Program
On May 15, 2018, our shareholders approved the renewal of the share repurchase program previously approved by the shareholders on May 17, 2017, which replaced the previous share repurchase program. We are authorized to purchase up to 4.3 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. As of September 30, 2018, approximately 4.2 million shares of common stock remain available for repurchase under the program. We purchased 0.8 million shares of common stock at an average price of $27.48 per share during the nine months ended September 30, 2018 and 1.1 million shares at an average price of $22.48 per share during the nine months ended September 30, 2017 (21 thousand shares at an average price of $30.93 per share for the third quarter of 2018 and 0.3 million shares at an average price of $23.48 per share for the third quarter of 2017). Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the cost of shares previously repurchased. As of September 30, 2018, we can repurchase up to approximately $141 million of our common stock under Luxembourg law. The Credit Agreement also limits the amount we can spend on share repurchases, which was approximately $477 million as of September 30, 2018, and may prevent repurchases in certain circumstances.
Share-Based Compensation
We issue share-based awards in the form of stock options, restricted shares and restricted share units for certain employees, officers and directors. We recognized share-based compensation expense of $6.2 million and $3.2 million for the nine months ended September 30, 2018 and 2017, respectively ($2.0 million and $1.4 million for the third quarter of 2018 and 2017, respectively). As of September 30, 2018, estimated unrecognized compensation costs related to share-based awards amounted to $11.2 million, which we expect to recognize over a weighted average remaining requisite service period of approximately 1.89 years.
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
Service-Based Options. These options generally vest over three or four years with equal annual vesting and expire on the earlier of ten years after the date of grant or following termination of service. A total of 518 thousand service-based awards were outstanding as of September 30, 2018.
Market-Based Options. These option grants generally have two components, each of which vests only upon the achievement of certain criteria. The first component, which we refer to as “ordinary performance” grants, generally consists of two-thirds of the market-based grant and begins to vest if the stock price is at least double the exercise price, as long as the stock price realizes a compounded annual gain of at least 20% over the exercise price. The remaining third of the market-based options, which we refer to as “extraordinary performance” grants, generally begins to vest if the stock price is at least triple the exercise price, as long as the stock price realizes a compounded annual gain of at least 25% over the exercise price. Market-based awards vest in three or four year installments with the first installment vesting upon the achievement of the criteria and the remaining installments vesting thereafter in equal annual installments. Market-based options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service or in the final three years of the option term, in which case vesting will generally continue in accordance with the provisions of the award agreement. A total of 659 thousand market-based awards were outstanding as of September 30, 2018.
Performance-Based Options. These option grants generally begin to vest upon the achievement of certain specific financial measures. Generally, the awards begin vesting if the performance criteria are achieved; one-fourth vest on each anniversary of the grant date. For certain other financial measures, awards cliff-vest upon the achievement of the specific performance during the period from 2018 through 2021. The award of performance-based options is adjusted based on the level of achievement specified in the award agreements. If the performance criteria achieved is above threshold performance levels, participants have the opportunity to vest in 50% to 200% of the option grants, depending upon performance achieved. If the

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

performance criteria achieved is below a certain threshold, the award is canceled. The options expire on the earlier of ten years after the date of grant or following termination of service. There were 282 thousand performance-based awards outstanding as of September 30, 2018.
The Company granted 272 thousand stock options (at a weighted average exercise price of $25.06 per share) and 216 thousand stock options (at a weighted average exercise price of $34.07 per share) during the nine months ended September 30, 2018 and 2017, respectively.
The fair values of the service-based options and performance-based options were determined using the Black-Scholes option pricing model and the fair values of the market-based options were determined using a lattice (binomial) model. The following assumptions were used to determine the fair values as of the grant date:

	Nine months ended September 30, 2018		Nine months ended September 30, 2017
	Black-Scholes	Binomial	Black-Scholes	Binomial

Risk-free interest rate (%)	2.66 – 2.98	1.64 – 2.83	1.89 – 2.29	0.77 – 2.38
Expected stock price volatility (%)	70.31 – 71.86	71.81 – 71.86	61.49 – 71.31	66.68 – 71.31
Expected dividend yield	—	—	—	—
Expected option life (in years)	6.00 – 6.25	2.56 – 4.32	6.00 – 7.50	2.55 – 4.32
Fair value	$16.17 – $19.06	$14.67 – $18.28	$13.57 – $24.80	$11.94 – $24.30
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
The following table summarizes the weighted average grant date fair value of stock options granted per share, the total intrinsic value of stock options exercised and the grant date fair value of stock options that vested during the periods presented:

	Nine months ended September 30,
(in thousands, except per share amounts)	2018	2017

Weighted average grant date fair value of stock options granted per share	$16.27	$20.95
Intrinsic value of options exercised	4,584	2,524
Grant date fair value of stock options that vested	1,598	2,063
The following table summarizes the activity related to our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2017	1,745,906	$28.20	4.96	$10,202
Granted	271,876	25.06
Exercised	(326,737)	11.24
Forfeited	(232,247)	32.47

Outstanding at September 30, 2018	1,458,798	30.73	5.40	10,053

Exercisable at September 30, 2018	886,720	27.18	3.67	7,364
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
Service-Based Awards. These awards generally vest over one to four years with vesting in equal annual installments, vesting of all of the restricted shares at the end of the vesting period or vesting beginning after two years of service. A total of 455 thousand service-based awards were outstanding as of September 30, 2018.
Performance-Based Awards. These awards generally begin to vest upon the achievement of certain specific financial measures. Generally, the awards begin vesting if the performance criteria are achieved; one-third vest on each anniversary of the grant date. The number of performance-based restricted shares that may vest will be based on the level of achievement, as specified in the award agreements. If the performance criteria achieved is above threshold performance levels, participants have the opportunity to vest in 80% to 150% of the restricted share award, depending on performance level achieved. If the performance criteria achieved is below a certain threshold, the award is canceled. A total of four thousand performance-based awards were outstanding as of September 30, 2018.
The Company granted 318 thousand restricted shares and restricted share units (at a weighted average grant date fair value of $25.51 per share) during the nine months ended September 30, 2018.
The following table summarizes the activity related to our restricted shares and restricted share units:

Number of restricted shares

Outstanding at December 31, 2017	356,509
Granted	317,524
Issued	(99,500)
Forfeited/canceled	(115,301)

Outstanding at September 30, 2018	459,232
During the third quarter of 2018, the Company modified the vesting condition to remove the requirement that a certain employee be employed by the Company in order for the restricted shares to vest for 31 thousand restricted shares granted in the fourth quarter of 2017 and the first quarter of 2018. The award modification did not change the inputs into the valuation model or the Company’s assessment of the probability of vesting as of the effective date of the modifications. Consequently, no incremental compensation expense was required as a result of this modification.
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
The components of revenue were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017

Service revenue	$196,906	$224,308	$594,533	$692,254
Reimbursable expenses	6,815	9,866	23,970	31,786
Non-controlling interests	854	805	2,066	2,107

Total	$204,575	$234,979	$620,569	$726,147

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

As discussed in Note 1, the Company adopted Topic 606 effective January 1, 2018 using the cumulative effect method.
Disaggregation of Revenue
Disaggregation of total revenues by segment and major source is as follows:

	Three months ended September 30, 2018
(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Mortgage Market:
Servicer Solutions	$135,395	$20,565	$6,530	$162,490
Origination Solutions	11,223	2,160	87	13,470
Total Mortgage Market	146,618	22,725	6,617	175,960

Real Estate Market:
Consumer Real Estate Solutions	2,693	—	—	2,693
Real Estate Investor Solutions	10,132	—	185	10,317
Total Real Estate Market	12,825	—	185	13,010

Other Businesses, Corporate and Eliminations	14,138	1,454	13	15,605
Total revenue	$173,581	$24,179	$6,815	$204,575

	Nine months ended September 30, 2018
(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Mortgage Market:
Servicer Solutions	$404,015	$57,363	$22,592	$483,970
Origination Solutions	30,651	7,138	201	37,990
Total Mortgage Market	434,666	64,501	22,793	521,960

Real Estate Market:
Consumer Real Estate Solutions	6,410	—	2	6,412
Real Estate Investor Solutions	44,882	—	1,141	46,023
Total Real Estate Market	51,292	—	1,143	52,435

Other Businesses, Corporate and Eliminations	41,785	4,355	34	46,174
Total revenue	$527,743	$68,856	$23,970	$620,569
Contract Balances
Our contract assets consist of unbilled accounts receivable (see Note 5). Our contract liabilities consist of current deferred revenue as reported on the condensed consolidated balance sheets and non-current deferred revenue (see Note 12). Revenue recognized that was included in the contract liability at the beginning of the period, including amounts added to the contract liability as part of the cumulative effect of adopting Topic 606, was $6.1 million and $17.4 million for the three and nine months ended September 30, 2018, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017

Compensation and benefits	$49,707	$60,332	$159,342	$186,090
Outside fees and services	73,096	83,670	207,073	250,883
Cost of real estate sold	1,092	4,411	17,591	16,461
Technology and telecommunications	10,230	10,389	30,533	32,681
Reimbursable expenses	6,815	9,866	23,970	31,786
Depreciation and amortization	6,640	6,230	19,471	20,343

Total	$147,580	$174,898	$457,980	$538,244
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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017

Compensation and benefits	$11,991	$15,068	$37,757	$43,115
Occupancy related costs	7,428	8,536	23,051	28,347
Amortization of intangible assets	6,620	8,604	21,311	27,143
Marketing costs	4,267	3,992	11,852	11,958
Professional services	4,915	3,886	12,469	11,983
Depreciation and amortization	1,054	2,286	5,272	7,068
Other	10,054	4,250	20,665	17,179

Total	$46,329	$46,622	$132,377	$146,793
NOTE 18 — OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017

Loss on debt refinancing	$—	$—	$(4,434)	$—
Gain on early extinguishment of debt	—	1,482	—	5,419
Interest income	224	27	455	169
Other, net	(70)	988	1,544	2,427

Total	$154	$2,497	$(2,435)	$8,015

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
Basic and diluted EPS are calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017

Net income attributable to Altisource	$8,667	$6,961	$6,103	$22,541

Weighted average common shares outstanding, basic	17,033	18,023	17,184	18,337
Dilutive effect of stock options, restricted shares and restricted share units	542	406	485	517

Weighted average common shares outstanding, diluted	17,575	18,429	17,669	18,854

Earnings per share:
Basic	$0.51	$0.39	$0.36	$1.23
Diluted	$0.49	$0.38	$0.35	$1.20
For the nine months ended September 30, 2018 and 2017, 0.3 million options and 0.5 million options, respectively (0.1 million options and 0.9 million options for the third quarter of 2018 and 2017, respectively), were excluded from the computation of diluted EPS because they were anti-dilutive since their exercise price was greater than the average market price of our common stock. Also excluded from the computation of diluted EPS for the nine months ended September 30, 2018 and 2017 were 0.5 million options, restricted shares and restricted share units and 0.3 million options and restricted shares, respectively (0.5 million options, restricted shares and restricted share units and 0.4 million options and restricted shares for the third quarter of 2018 and 2017, respectively), which begin to vest upon the achievement of certain market criteria related to our common stock price, performance criteria and an annualized rate of return to shareholders that have not yet been met.
NOTE 20 — RESTRUCTURING CHARGES
In August 2018, Altisource initiated Project Catalyst, a restructuring plan intended to optimize our operations and reduce costs to better align our cost structure with our anticipated revenues and improve our operating margins. During the three months ended September 30, 2018, we incurred $3.4 million of severance costs and professional services fees related to the restructuring plan. We expect to incur additional severance costs, facility shut-down costs and professional services fees through 2019 in connection with this restructuring and will expense those costs as incurred. Based on our preliminary analysis, we currently anticipate the future costs relating to the restructuring plan to be in the range of approximately $25 million to $35 million. We currently anticipate annual run-rate operating expense reductions in the range of approximately $65 million to $90 million following completion of the restructuring plan; however, this range could materially change based on business and/or other factors.
NOTE 21 — COMMITMENTS, CONTINGENCIES AND REGULATORY MATTERS
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
Sales Taxes
On June 21, 2018, the United States Supreme Court rendered a 5-4 majority decision in South Dakota v. Wayfair, Inc., holding that a state may require a remote seller with no physical presence in the state to collect and remit sales tax on goods and services provided to purchasers in the state, overturning existing court precedent. The Company is analyzing its services for potential exposure to sales tax in various jurisdictions in the United States and believes that the Company has a related estimated probable loss of $5.9 million. As a result, the Company recognized a $5.9 million loss in the third quarter of 2018 in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income. The Company is in the process of developing a solution that will enable it to invoice, collect and remit sales tax in the applicable jurisdictions. The Company is also analyzing what rights, if any, it has to seek reimbursement for sales tax payments from clients. As the Company completes its evaluation of potential sales tax exposure, the Company may increase its accrual for sales tax exposure and recognize additional losses, which are not currently estimable. These additional losses could result in a material adjustment to our consolidated financial statements which would impact our financial condition and results of operations.
Ocwen Related Matters
As discussed in Note 2, during the three and nine months ended September 30, 2018, Ocwen was our largest customer, accounting for 53% of our total revenue for the nine months ended September 30, 2018 (56% of our revenue for the third quarter of 2018). Additionally, 6% of our revenue for the nine months ended September 30, 2018 (5% of our revenue for the third quarter of 2018) was earned on the loan portfolios serviced by Ocwen, when a party other than Ocwen or the MSR owner selected Altisource as the service provider.
Ocwen has disclosed that it is subject to a number of ongoing federal and state regulatory examinations, cease and desist orders, consent orders, inquiries, subpoenas, civil investigative demand, requests for information and other actions and is subject to pending legal proceedings, some of which include claims against Ocwen for substantial monetary damages. For example, on May 15, 2017, Ocwen disclosed that on April 20, 2017, the CFPB and the State of Florida filed separate complaints in the United States District Court for the Southern District of Florida against Ocwen alleging violations of Federal consumer financial law and, in the case of Florida, Florida statutes. As another example, on May 15, 2017, Ocwen also disclosed that on April 28, 2017, the Commonwealth of Massachusetts filed a lawsuit against Ocwen in the Superior Court for the Commonwealth of Massachusetts alleging violations of state consumer financial laws relating to Ocwen’s servicing business, including lender-placed insurance and property preservation fees. Ocwen disclosed that the complaints seek to obtain permanent injunctive relief, consumer redress, refunds, restitution, disgorgement, damages, civil penalties, costs and fees and other relief. The foregoing or other matters could result in, and in some cases, have resulted in, adverse regulatory or other actions against Ocwen. Previous regulatory actions against Ocwen resulted in subjecting Ocwen to independent oversight of its operations and placing certain restrictions on its ability to acquire servicing rights.
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
Management cannot predict whether any of these events will occur or the amount of any impact they may have on Altisource. However, in the event one or more of these events materially negatively impact Altisource, we believe the variable nature of our cost structure would allow us to realign our cost structure in line with remaining revenue. Furthermore, in the event of a significant reduction in the volume of services purchased or loan portfolios serviced by Ocwen (such as a transfer of Ocwen’s remaining servicing rights to a successor servicer), we believe the impact to Altisource could occur over an extended period of time. During this period, we believe that we will continue to generate revenue from all or a portion of Ocwen’s loan portfolios.
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
Additionally, Ocwen has notified us, disclosed in its filings and stated in connection with resolving several state administrative actions discussed above, that it plans to transition from REALServicing to another mortgage servicing software platform. Furthermore, Ocwen disclosed in its filings that its acquisition of PHH Corporation is expected to accelerate its transition to a new servicing platform. Altisource has been negotiating with Ocwen the terms of a potential termination of the REALServicing services in connection with Ocwen’s planned transition to a new servicing platform. We do not anticipate that a servicing technology transition would materially impact the other services we provide to Ocwen. For the nine months ended September 30, 2018 and 2017, service revenue from REALServicing was $19.5 million and $20.1 million, respectively ($7.6 million and $6.7 million for the third quarter of 2018 and 2017, respectively).
In addition to the above, as of June 30, 2018, NRZ owned the Subject MSRs with underlying UPB of $94.7 billion. As of June 30, 2018, Ocwen serviced and subserviced MSRs with underlying UPB of $167.1 billion. As previously disclosed, in July 2017, Ocwen and NRZ entered into agreements to convert NRZ’s economic rights to the Subject MSRs into fully-owned MSRs in exchange for payments from NRZ to Ocwen when such Subject MSRs were transferred. The transfers are subject to certain third party consents. Ocwen disclosed that under these agreements, Ocwen would subservice the transferred Subject MSRs for an initial term of five years, and the agreements provided for the conversion of the existing arrangements into a more traditional subservicing arrangement. In January 2018, Ocwen disclosed that it and NRZ entered into new agreements to accelerate the implementation of certain parts of their July 2017 arrangement in order to achieve the intent of the July 2017 agreements sooner while Ocwen continues the process of obtaining the third party consents necessary to transfer the Subject MSRs to NRZ.
On August 28, 2017, Altisource, through certain of its licensed subsidiaries, entered into the Brokerage Agreement with NRZ which extends through August 2025. Under this agreement and related amendments, Altisource remains the exclusive provider of brokerage services for REO associated with the Subject MSRs when Ocwen transfers such MSRs to NRZ or when NRZ acquires both an additional economic interest in such Subject MSRs and the right to designate the broker for REO properties in such portfolios. The Brokerage Agreement provides that Altisource is the exclusive provider of brokerage services for REO associated with the Subject MSRs, irrespective of the sub-servicer. NRZ’s brokerage subsidiary receives a cooperative brokerage commission on the sale of certain REO properties from these portfolios subject to certain exceptions.
On August 28, 2017, Altisource and NRZ also entered into the Services LOI, setting forth the terms pursuant to which Altisource would remain the exclusive service provider of fee-based services for the Subject MSRs through August 2025. The Services LOI was amended most recently to extend the term through November 15, 2018.

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
We anticipate that revenue from NRZ will increase over time and revenue from Ocwen will decrease. Following the anticipated execution of the Services Agreement, we expect that NRZ will become our largest customer. Had all of the Subject MSRs been transferred to NRZ and the Brokerage Agreement and the Services Agreement with NRZ been in place as of January 1, 2018, we estimate that approximately 48% of our revenue for the nine months ended September 30, 2018 would have been related to NRZ. There can be no assurance that the parties will reach an agreement with respect to the terms of the Services Agreement or that a Services Agreement will be entered into on a timely basis or at all.
Escrow and Trust Balances
We hold customers’ assets in escrow and trust accounts at various financial institutions pending completion of certain real estate activities. We also hold cash in trust accounts at various financial institutions where contractual obligations mandate maintaining dedicated bank accounts for our asset recovery management business’s collections. These amounts are held in escrow and trust accounts for limited periods of time and are not included in the condensed consolidated balance sheets. Amounts held in escrow and trust accounts were $24.2 million and $35.1 million at September 30, 2018 and December 31, 2017, respectively.
NOTE 22 — SEGMENT REPORTING
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

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Financial information for our segments is as follows:

	Three months ended September 30, 2018
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue	$175,960	$13,010	$15,605	$204,575
Cost of revenue	113,636	15,883	18,061	147,580
Gross profit (loss)	62,324	(2,873)	(2,456)	56,995
Operating expenses (income):
Selling, general and administrative expenses	21,155	5,188	19,986	46,329
Gain on sale of business	—	(13,688)	—	(13,688)
Restructuring charges	901	74	2,461	3,436
Income (loss) from operations	40,268	5,553	(24,903)	20,918
Total other income (expense), net	74	22	(4,885)	(4,789)

Income (loss) before income taxes and non-controlling interests	$40,342	$5,575	$(29,788)	$16,129

	Three months ended September 30, 2017
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue	$199,262	$22,121	$13,596	$234,979
Cost of revenue	137,466	23,497	13,935	174,898
Gross profit (loss)	61,796	(1,376)	(339)	60,081
Selling, general and administrative expenses	28,006	4,208	14,408	46,622
Income (loss) from operations	33,790	(5,584)	(14,747)	13,459
Total other income (expense), net	26	—	(3,128)	(3,102)

Income (loss) before income taxes and non-controlling interests	$33,816	$(5,584)	$(17,875)	$10,357

	Nine months ended September 30, 2018
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue	$521,960	$52,435	$46,174	$620,569
Cost of revenue	340,038	62,628	55,314	457,980
Gross profit (loss)	181,922	(10,193)	(9,140)	162,589
Operating expenses (income):
Selling, general and administrative expenses	65,133	14,486	52,758	132,377
Gain on sale of business	—	(13,688)	—	(13,688)
Restructuring charges	901	74	2,461	3,436
Income (loss) from operations	115,888	(11,065)	(64,359)	40,464
Total other income (expense), net	86	36	(26,358)	(26,236)

Income (loss) before income taxes and non-controlling interests	$115,974	$(11,029)	$(90,717)	$14,228

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

	Nine months ended September 30, 2017
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue	$614,180	$67,314	$44,653	$726,147
Cost of revenue	421,942	72,484	43,818	538,244
Gross profit (loss)	192,238	(5,170)	835	187,903
Selling, general and administrative expenses	86,493	14,084	46,216	146,793
Income (loss) from operations	105,745	(19,254)	(45,381)	41,110
Total other income (expense), net	138	—	(8,985)	(8,847)

Income (loss) before income taxes and non-controlling interests	$105,883	$(19,254)	$(54,366)	$32,263

(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Total assets:
September 30, 2018	$258,814	$118,549	$451,902	$829,265
December 31, 2017	304,346	64,624	496,194	865,164
Our services are primarily provided to customers located in the United States. Premises and equipment, net consist of the following, by country:

(in thousands)	September 30, 2018	December 31, 2017

United States	$29,824	$46,268
Luxembourg	16,065	16,688
India	4,273	8,136
Philippines	1,792	2,038
Uruguay	72	143

Total	$52,026	$73,273

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
FORWARD-LOOKING STATEMENTS
Certain statements in this Form 10-Q regarding anticipated financial outcomes, business and market conditions, outlook and other similar statements related to Altisource’s future financial and operational performance are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of terminology such as “anticipate,” “intend,” “expect,” “may,” “could,” “should,” “would,” “plan,” “estimate,” “believe,” “predict,” “potential” or “continue” or the negative of these terms and other comparable terminology. Forward-looking statements are not guarantees of future performance and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially. The following are examples of such items and are not intended to be all inclusive:

•	assumptions related to sources of liquidity and the adequacy of financial resources;

•	assumptions about our ability to grow our business, including executing on our strategic initiatives;

•	assumptions about our ability to improve margins and anticipated expense reductions as a result of Project Catalyst;

•	assumptions regarding the impact of seasonality;

•	estimates regarding our effective tax rate; and

•	estimates regarding our reserves and valuations.
Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the risks discussed in “Risk Factors” in Part II, Item 1A of the Form 10-Q for the quarterly period ended June 30, 2018 and the “Risk Factors” section of our Form 10-K for the year ended December 31, 2017 and include the following:

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

•
if a change of control is deemed to have occurred including, among other things, through the formation of a shareholder group, this may cause a termination event or event of default under certain of our agreements;

•	our ability to execute on our strategic businesses;

•	our ability to retain our existing customers, expand relationships and attract new customers;

•	the level of loan delinquencies and charge-offs;

•	the level of origination volume;

•	technology failures;

•	the outsourcing trends;

•	our ability to raise debt;

•	our ability to retain our directors, executive officers and key personnel;

•	our ability to integrate acquired businesses;

•	our ability to comply with, and burdens imposed by, governmental regulations and policies and any changes in such regulations and policies; and

•	significant changes in tax regulations and interpretations in the countries, states and local jurisdictions in which we operate.
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

• Real estate brokerage doing business as Owners.com® • Title insurance (agent and related services) and settlement services	• Mortgage brokerage • Homeowners insurance
Real Estate Investor Solutions - the solutions, services and technologies used by buyers and sellers of single-family investment homes.

• Buy-renovate-lease-sell • Property preservation and inspection services • Real estate brokerage and auction services • Data solutions	• Title insurance (agent and related services) and settlement services • Appraisal management services, valuation data, broker and non-broker valuation services
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
Share Repurchase Program
On May 15, 2018, our shareholders approved the renewal of the share repurchase program previously approved by the shareholders on May 17, 2017, which replaced the previous share repurchase program. We are authorized to purchase up to 4.3 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. As of September 30, 2018, approximately 4.2 million shares of common stock remain available for repurchase under the program. We purchased 0.8 million shares of common stock at an average price of $27.48 per share during the nine months ended September 30, 2018 and 1.1 million shares at an average price of $22.48 per share during the nine months ended September 30, 2017 (21 thousand shares at an average price of $30.93 per share for the third quarter of 2018 and 0.3 million shares at an average price of $23.48 per share for the third quarter of 2017). Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the cost of shares previously repurchased. As of September 30, 2018, we can repurchase up to approximately $141 million of our common stock under Luxembourg law. The credit agreement (“Credit Agreement”) with Morgan Stanley Senior Funding, Inc. limits the amount we can spend on share repurchases, which was approximately $477 million as of September 30, 2018, and may prevent repurchases in certain circumstances.
Ocwen Related Matters
During the three and nine months ended September 30, 2018, Ocwen was our largest customer, accounting for 53% of our total revenue for the nine months ended September 30, 2018 (56% of our revenue for the third quarter of 2018). Additionally, 6% of our revenue for the nine months ended September 30, 2018 (5% of our revenue for the third quarter of 2018) was earned on the loan portfolios serviced by Ocwen, when a party other than Ocwen or the mortgage servicing rights (“MSRs”) owner selected Altisource as the service provider.
Ocwen has disclosed that it is subject to a number of ongoing federal and state regulatory examinations, cease and desist orders, consent orders, inquiries, subpoenas, civil investigative demand, requests for information and other actions and is subject to pending legal proceedings, some of which include claims against Ocwen for substantial monetary damages. For example, on May 15, 2017, Ocwen disclosed that on April 20, 2017, the Consumer Financial Protection Bureau (“CFPB”) and the State of Florida filed separate complaints in the United States District Court for the Southern District of Florida against Ocwen alleging violations of Federal consumer financial law and, in the case of Florida, Florida statutes. As another example, on May 15, 2017, Ocwen also disclosed that on April 28, 2017, the Commonwealth of Massachusetts filed a lawsuit against Ocwen in the Superior Court for the Commonwealth of Massachusetts alleging violations of state consumer financial laws relating to Ocwen’s servicing business, including lender-placed insurance and property preservation fees. Ocwen disclosed that the complaints seek to obtain permanent injunctive relief, consumer redress, refunds, restitution, disgorgement, damages, civil penalties, costs and fees and other relief. The foregoing or other matters could result in, and in some cases, have resulted in, adverse regulatory or other actions against Ocwen. Previous regulatory actions against Ocwen resulted in subjecting Ocwen to independent oversight of its operations and placing certain restrictions on its ability to acquire servicing rights.
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
Management cannot predict whether any of these events will occur or the amount of any impact they may have on Altisource. However, in the event one or more of these events materially negatively impact Altisource, we believe the variable nature of our cost structure would allow us to realign our cost structure in line with remaining revenue. Furthermore, in the event of a significant reduction in the volume of services purchased or loan portfolios serviced by Ocwen (such as a transfer of Ocwen’s remaining servicing rights to a successor servicer), we believe the impact to Altisource could occur over an extended period of time. During this period, we believe that we will continue to generate revenue from all or a portion of Ocwen’s loan portfolios.
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
Additionally, Ocwen has notified us, disclosed in its filings and stated in connection with resolving several state administrative actions discussed above, that it plans to transition from REALServicing to another mortgage servicing software platform. Furthermore, Ocwen disclosed in its filings that its acquisition of PHH Corporation is expected to accelerate its transition to a new servicing platform. Altisource has been negotiating with Ocwen the terms of a potential termination of the REALServicing services in connection with Ocwen’s planned transition to a new servicing platform. We do not anticipate that a servicing technology transition would materially impact the other services we provide to Ocwen. For the nine months ended September 30, 2018 and 2017, service revenue from REALServicing was $19.5 million and $20.1 million, respectively ($7.6 million and $6.7 million for the third quarter of 2018 and 2017, respectively).
In addition to the above, as of June 30, 2018, NRZ owned Ocwen-serviced MSRs and rights to MSRs (the “Subject MSRs”) with underlying unpaid principal balances (“UPB”) of $94.7 billion. As of June 30, 2018, Ocwen serviced and subserviced MSRs with underlying UPB of $167.1 billion. As previously disclosed, in July 2017, Ocwen and NRZ entered into agreements to convert NRZ’s economic rights to the Subject MSRs into fully-owned MSRs in exchange for payments from NRZ to Ocwen when such Subject MSRs were transferred. The transfers are subject to certain third party consents. Ocwen disclosed that under these agreements, Ocwen would subservice the transferred Subject MSRs for an initial term of five years, and the agreements provided for the conversion of the existing arrangements into a more traditional subservicing arrangement. In January 2018, Ocwen disclosed that it and NRZ entered into new agreements to accelerate the implementation of certain parts of their July 2017 arrangement in order to achieve the intent of the July 2017 agreements sooner while Ocwen continues the process of obtaining the third party consents necessary to transfer the Subject MSRs to NRZ.
On August 28, 2017, Altisource, through certain of its licensed subsidiaries, entered into the Brokerage Agreement with NRZ which extends through August 2025. Under this agreement and related amendments, Altisource remains the exclusive provider of brokerage services for REO associated with the Subject MSRs when Ocwen transfers such MSRs to NRZ or when NRZ acquires both an additional economic interest in such Subject MSRs and the right to designate the broker for REO properties in such portfolios. The Brokerage Agreement provides that Altisource is the exclusive provider of brokerage services for REO associated with the Subject MSRs, irrespective of the sub-servicer. NRZ’s brokerage subsidiary receives a cooperative brokerage commission on the sale of certain REO properties from these portfolios subject to certain exceptions.
On August 28, 2017, Altisource and NRZ also entered into a non-binding Letter of Intent, as amended, to enter into a Services Agreement (the “Services LOI”), setting forth the terms pursuant to which Altisource would remain the exclusive service provider of fee-based services for the Subject MSRs through August 2025. The Services LOI was amended most recently to extend the term through November 15, 2018.
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

We anticipate that revenue from NRZ will increase over time and revenue from Ocwen will decrease. Following the anticipated execution of the Services Agreement, we expect that NRZ will become our largest customer. Had all of the Subject MSRs been transferred to NRZ and the Brokerage Agreement and the Services Agreement with NRZ were in place as of January 1, 2018, we estimate that approximately 48% of our revenue for the nine months ended September 30, 2018 would have been related to NRZ. There can be no assurance that the parties will reach an agreement with respect to the terms of the Services Agreement or that a Services Agreement will be entered into on a timely basis or at all.
Factors Affecting Comparability
The following items may impact the comparability of our results:

•
The average number of loans serviced by Ocwen on REALServicing (including those MSRs owned by NRZ and subserviced by Ocwen) was approximately 1.1 million for the nine months ended September 30, 2018 compared to 1.3 million for the nine months ended September 30, 2017, a decrease of 13% (1.1 million for the third quarter of 2018 and 1.2 million for the third quarter of 2017, a decrease of 13%). The average number of delinquent non-GSE loans serviced by Ocwen on REALServicing (including those MSRs owned by NRZ and subserviced by Ocwen) was approximately 156 thousand for the nine months ended September 30, 2018 compared to 182 thousand for the nine months ended September 30, 2017, a decrease of 14% (144 thousand for the third quarter of 2018 and 178 thousand for the third quarter of 2017, a decrease of 19%).

•
In August 2018, we sold our rental property management business to RESI for total transaction proceeds of $18.0 million, $15.0 million of which was received on the closing date of August 8, 2018 and $3.0 million of which will be received on the earlier of a RESI change of control or August 8, 2023. We recognized a $13.7 million pretax gain on the sale of this business during the third quarter of 2018 in the condensed consolidated statements of operations and comprehensive income in connection with this transaction. See Note 3 to the condensed consolidated financial statements.

•
In August 2018, we initiated Project Catalyst, a restructuring plan intended to optimize our operations and reduce costs to align our cost structure with our anticipated revenues and improve our operating margins. During the three months ended September 30, 2018, we incurred $3.4 million of severance costs and professional services fees related to the restructuring plan (no comparative amounts in 2017). We expect to incur additional severance costs, facility shut-down costs and professional services fees through 2019 in connection with this restructuring and will expense those costs as incurred. Based on our preliminary analysis, we currently anticipate the future costs relating to the restructuring plan to be in the range of approximately $25 million to $35 million. We currently anticipate annual run-rate operating expense reductions in the range of approximately $65 million to $90 million following completion of the restructuring plan; however, this range could materially change based on business and/or other factors.

•
On June 21, 2018, the United States Supreme Court rendered a 5-4 majority decision in South Dakota v. Wayfair, Inc., holding that a state may require a remote seller with no physical presence in the state to collect and remit sales tax on goods and services provided to purchasers in the state, overturning existing court precedent. The Company is analyzing its services for potential exposure to sales tax in various jurisdictions in the United States and believes that the Company has a related estimated probable loss of $5.9 million. As a result, the Company recognized a $5.9 million loss in the third quarter of 2018 in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income. The Company is in the process of developing a solution that will enable it to invoice, collect and remit sales tax in the applicable jurisdictions. The Company is also analyzing what rights, if any, it has to seek reimbursement for sales tax payments from clients. As the Company completes its evaluation of potential sales tax exposure, the Company may increase its accrual for sales tax exposure and recognize additional losses, which are not currently estimable. These additional losses could result in a material adjustment to our consolidated financial statements which would impact our financial condition and results of operations.

•	In the third quarter of 2018, we recorded an additional expense of $0.5 million related to the fourth quarter 2016 litigation settlement loss.

•
On April 3, 2018, Altisource and its wholly-owned subsidiary, Altisource S.à r.l., entered into the Credit Agreement, pursuant to which, among other things, Altisource borrowed $412.0 million in the form of Term B Loans. Proceeds from the Term B Loans were used to repay the Company’s prior senior secured term loan. The comparative interest rates under the Credit Agreement for the Term B Loans and the prior credit agreement were 5.91% and 4.58% for the nine months ended September 30, 2018 and 2017, respectively (6.33% and 4.73% for the third quarter of 2018 and 2017, respectively). In connection with the refinancing, we recognized a loss of $4.4 million from the write-off of the unamortized debt issuance costs and debt discount for the nine months ended September 30, 2018 (no comparative amount in 2017). See Note 11 to the condensed consolidated financial statements.

•
Effective January 1, 2018, the Company adopted Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires certain equity investments to be measured at fair value with changes in fair value recognized in net income. Previously, changes in the fair value of the Company’s available for sale securities were included in comprehensive income. For the nine months ended September 30, 2018, we recognized an unrealized loss from our investment in RESI common shares of $4.2 million (unrealized gain of $1.8 million for the third quarter of 2018). During the nine months ended September 30, 2017, comprehensive income included an unrealized gain from our investment in RESI common shares of $0.2 million, net of a $0.1 million income tax provision (unrealized loss of $5.5 million, net of a $2.1 million income tax benefit for the third quarter of 2017). See Note 1 to the condensed consolidated financial statements for additional information on the adoption of the new accounting standard on investments in equity securities.

•
During the nine months ended September 30, 2017, we repurchased portions of our senior secured term loan with an aggregate par value of $50.1 million at a weighted average discount of 12.2%, recognizing a net gain of $5.4 million on the early extinguishment of debt (repurchased aggregate par value of $24.1 million at a weighted average discount of 7.5%, recognizing a net gain of $1.5 million on the early extinguishment of debt for the third quarter of 2017). There were no similar repurchases that resulted in a gain or loss on the early extinguishment of debt in 2018.

•
The effective income tax rate increased to 42.6% for the nine months ended September 30, 2018 from 23.6% for the nine months ended September 30, 2017 (increased to 41.0% for the third quarter of 2018 from 25.0% for the third quarter of 2017). The effective income tax rate increases for the nine months ended September 30, 2018 and third quarter of 2018 were primarily due to adjustments of $1.6 million to certain foreign income tax reserves (and related interest) in the third quarter of 2018 and changes in the expected mix of taxable income across the jurisdictions in which we operate.

CONSOLIDATED RESULTS OF OPERATIONS
Summary Consolidated Results
The following is a discussion of our consolidated results of operations for the periods indicated. For a more detailed discussion of the factors that affected the results of our business segments in these periods, see “Segment Results of Operations” below.
The following table sets forth information regarding our results of operations:

	Three months ended September 30,			Nine months ended September 30,
(in thousands, except per share data)	2018	2017	% Increase (decrease)	2018	2017	% Increase (decrease)

Service revenue
Mortgage Market	$168,489	$189,615	(11)	$497,101	$583,002	(15)
Real Estate Market	12,825	21,113	(39)	51,292	64,649	(21)
Other Businesses, Corporate and Eliminations	15,592	13,580	15	46,140	44,603	3
Total service revenue	196,906	224,308	(12)	594,533	692,254	(14)
Reimbursable expenses	6,815	9,866	(31)	23,970	31,786	(25)
Non-controlling interests	854	805	6	2,066	2,107	(2)
Total revenue	204,575	234,979	(13)	620,569	726,147	(15)
Cost of revenue	147,580	174,898	(16)	457,980	538,244	(15)
Gross profit	56,995	60,081	(5)	162,589	187,903	(13)
Operating expenses (income):
Selling, general and administrative expenses	46,329	46,622	(1)	132,377	146,793	(10)
Gain on sale of business	(13,688)	—	N/M	(13,688)	—	N/M
Restructuring charges	3,436	—	N/M	3,436	—	N/M
Income from operations	20,918	13,459	55	40,464	41,110	(2)
Other income (expense), net:
Interest expense	(6,725)	(5,599)	20	(19,615)	(16,862)	16
Unrealized gain (loss) on investments in equity securities	1,782	—	N/M	(4,186)	—	N/M
Other income (expense), net	154	2,497	(94)	(2,435)	8,015	(130)
Total other income (expense), net	(4,789)	(3,102)	54	(26,236)	(8,847)	197

Income before income taxes and non-controlling interests	16,129	10,357	56	14,228	32,263	(56)
Income tax provision	(6,608)	(2,591)	155	(6,059)	(7,615)	(20)

Net income	9,521	7,766	23	8,169	24,648	(67)
Net income attributable to non-controlling interests	(854)	(805)	6	(2,066)	(2,107)	(2)

Net income attributable to Altisource	$8,667	$6,961	25	$6,103	$22,541	(73)

Margins:
Gross profit/service revenue	29%	27%		27%	27%
Income from operations/service revenue	11%	6%		7%	6%

Earnings per share:
Basic	$0.51	$0.39	31	$0.36	$1.23	(71)
Diluted	$0.49	$0.38	29	$0.35	$1.20	(71)
N/M — not meaningful.
Revenue
We recognized service revenue of $594.5 million for the nine months ended September 30, 2018, a 14% decrease compared to the nine months ended September 30, 2017 ($196.9 million for the third quarter of 2018, a 12% decrease compared to the third quarter of 2017). The decreases in service revenue in the Mortgage Market segment were primarily a result of the reduction in the size of Ocwen’s portfolio and number of delinquent loans in its portfolio resulting from loan repayments, loan modifications, short sales, REO sales and other forms of resolution. The decreases in service revenue in the Real Estate Market segment were primarily driven by RESI’s smaller portfolio of non-performing loans and REO, partially offset by increases in the Consumer Real Estate Solutions business and, for the nine months ended September 30, 2018, growth in the buy-renovate-lease-sell and renovation management businesses.
We recognized reimbursable expense revenue of $24.0 million for the nine months ended September 30, 2018, a 25% decrease compared to the nine months ended September 30, 2017 ($6.8 million for the third quarter of 2018, a 31% decrease compared to the third quarter of 2017). The decreases in reimbursable expense revenue in the Mortgage Market segment were primarily a result of the reduction in the size of Ocwen’s portfolio and number of delinquent loans in its portfolio resulting from loan repayments, loan modifications, short sales, REO sales and other forms of resolution. The decrease in reimbursable expense revenue in the Real Estate Market segment was primarily from RESI’s smaller portfolio of non-performing loans and REO businesses.
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
Cost of revenue consisted of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2018	2017	% Increase (decrease)	2018	2017	% Increase (decrease)

Compensation and benefits	$49,707	$60,332	(18)	$159,342	$186,090	(14)
Outside fees and services	73,096	83,670	(13)	207,073	250,883	(17)
Cost of real estate sold	1,092	4,411	(75)	17,591	16,461	7
Technology and telecommunications	10,230	10,389	(2)	30,533	32,681	(7)
Reimbursable expenses	6,815	9,866	(31)	23,970	31,786	(25)
Depreciation and amortization	6,640	6,230	7	19,471	20,343	(4)

Cost of revenue	$147,580	$174,898	(16)	$457,980	$538,244	(15)
Cost of revenue for the nine months ended September 30, 2018 of $458.0 million decreased 15% compared to the nine months ended September 30, 2017 ($147.6 million for the third quarter of 2018, a 16% decrease compared to the third quarter of 2017). The decreases in cost of revenue were primarily driven by lower service revenue in the Mortgage Market and Real Estate Market segments and related cost reduction initiatives. The decreases in outside fees and services in the Mortgage Market segment were driven by lower property preservation and inspection orders from the reduction in the size of Ocwen’s portfolio, as discussed in the revenue section above. The decline in compensation and benefits in certain of our businesses resulted from reduced headcount in anticipation of the revenue decline from the Ocwen and RESI portfolios and from the implementation of efficiency initiatives. The decrease in reimbursable expenses was consistent with the decrease in reimbursable expenses revenue discussed in the revenue section above.
Gross profit decreased to $162.6 million, representing 27% of service revenue, for the nine months ended September 30, 2018 compared to $187.9 million, representing 27% of service revenue, for the nine months ended September 30, 2017 (decreased to $57.0 million, representing 29% of service revenue, for the third quarter of 2018 compared to $60.1 million, representing 27% of service revenue, for the third quarter of 2017). Gross profit as a percentage of service revenue for the nine months ended September 30, 2018 was flat compared to the nine months ended September 30, 2017, as the revenue declines were generally offset by lower cost of revenue, as discussed above. Gross profit as a percentage of service revenue for the third quarter of 2018 increased compared to the third quarter of 2017, as decreases in outside fees and services and compensation and benefits due to reduced headcount, particularly in connection with increased efficiency initiatives implemented in the third quarter of 2018, more than offset the reduction in service revenue.

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
SG&A expenses consisted of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2018	2017	% Increase (decrease)	2018	2017	% Increase (decrease)

Compensation and benefits	$11,991	$15,068	(20)	$37,757	$43,115	(12)
Occupancy related costs	7,428	8,536	(13)	23,051	28,347	(19)
Amortization of intangible assets	6,620	8,604	(23)	21,311	27,143	(21)
Marketing costs	4,267	3,992	7	11,852	11,958	(1)
Professional services	4,915	3,886	26	12,469	11,983	4
Depreciation and amortization	1,054	2,286	(54)	5,272	7,068	(25)
Other	10,054	4,250	137	20,665	17,179	20

Selling, general and administrative expenses	$46,329	$46,622	(1)	$132,377	$146,793	(10)
SG&A for the nine months ended September 30, 2018 of $132.4 million decreased 10% compared to the nine months ended September 30, 2017 ($46.3 million for the third quarter of 2018, a 1% decrease compared to the third quarter of 2017). The decreases in SG&A were driven by lower compensation and benefits, primarily in the Mortgage Market segment, as we reduced headcount from the implementation of efficiency initiatives. In addition, decreases in SG&A were due to lower amortization of intangible assets, due to lower revenue generated by the Homeward Residential, Inc. (“Homeward”) and Residential Capital, LLC (“ResCap”) portfolios (revenue-based amortization) in the Mortgage Market segment, consistent with the reduction in the size of Ocwen’s portfolio discussed in the revenue section above. Decreases in SG&A were also due to lower occupancy costs, driven by initiatives to reduce our facilities footprint in 2017 and 2018, and for the nine months ended September 30, 2018, due to a decrease in other from unfavorable loss accrual adjustments of $2.7 million recorded in the second quarter of 2017 (no comparative amounts in 2018). The increases in other for the nine months ended September 30, 2018 and the third quarter of 2018 were driven by the accrual of a $5.9 million contingent loss accrual for sales tax exposure in the United States recognized in the third quarter of 2018.
Gain on Sale of Business
In August 2018, we sold our rental property management business to RESI for total transaction proceeds of $18.0 million, $15.0 million of which was received on the closing date of August 8, 2018 and $3.0 million of which will be received on the earlier of a RESI change of control or August 8, 2023. We recognized a $13.7 million pretax gain on sale of this business for the nine months ended September 30, 2018 and the third quarter of 2018 in connection with this transaction (no comparative amounts in 2017).
Restructuring Charges
In August 2018, we initiated Project Catalyst, a restructuring plan intended to optimize our operations and reduce costs to align our cost structure with our anticipated revenues and improve our operating margins. During the three months ended September 30, 2018, we incurred $3.4 million of severance costs and professional services fees related to the restructuring plan (no comparative amounts in 2017). We expect to incur additional severance costs, facility shut-down costs and professional services fees through 2019 in connection with this restructuring and will expense those costs as incurred. Based on our preliminary analysis, we currently anticipate the future costs relating to the restructuring plan to be in the range of approximately $25 million to $35 million. We currently anticipate annual run-rate operating expense reductions in the range of approximately $65 million to $90 million following completion of the restructuring plan; however, this range could materially change based on business and/or other factors.
Income from Operations
Income from operations decreased to $40.5 million, representing 7% of service revenue, for the nine months ended September 30, 2018 compared to $41.1 million, representing 6% of service revenue, for the nine months ended September 30, 2017 (increased to $20.9 million, representing 11% of service revenue, for the third quarter of 2018 compared to $13.5 million, representing 6% of service revenue, for the third quarter of 2017). Operating income as a percentage of service revenue increased, primarily due to the gain on sale of business, partially offset by restructuring costs, as discussed above. In addition, operating income as a percentage of service revenue for the third quarter of 2018 increased compared to the third quarter of 2017 from increased gross margins, as decreases in outside fees and services and compensation and benefits in connection with the implementation of efficiency initiatives more than offset the reduction in service revenue, as discussed above.
Other Income (Expense), net
Other income (expense), net principally includes interest expense and other non-operating gains and losses. Effective January 1, 2018, other income (expense), net includes unrealized gains and (losses) on our investment in RESI (see Factors Affecting Comparability above).
Other income (expense), net for the nine months ended September 30, 2018 of $(26.2) million compared to $(8.8) million for the nine months ended September 30, 2017 ($(4.8) million for the third quarter of 2018 and $(3.1) million for the third quarter of 2017). The increase in other expenses, net for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to the $5.4 million net gain on the early extinguishment of debt in the nine months ended September 30, 2017, and, in 2018, a $(4.4) million loss on debt refinancing, $(4.2) million unrealized loss on our investment in RESI and higher interest expense from a higher interest rate on the Credit Agreement compared to the prior senior secured term loan. The increase in other expenses, net for the third quarter of 2018 was primarily due to the $1.5 million net gain on the early extinguishment of debt in the third quarter of 2017 and higher interest expense, as discussed above, partially offset by an unrealized gain of $1.8 million on our investment in RESI in the third quarter of 2018.
Income Tax Provision
The income tax provision for the nine months ended September 30, 2018 of $6.1 million decreased 20% compared to the nine months ended September 30, 2017 ($6.6 million for the third quarter of 2018, a 155% increase compared to the third quarter of 2017). The effective income tax rate increased to 42.6% for the nine months ended September 30, 2018 from 23.6% for the nine months ended September 30, 2017 (increased to 41.0% for the third quarter of 2018 from 25.0% for the third quarter of 2017). The effective income tax rate increases for the nine months ended September 30, 2018 and third quarter 2018 were primarily due to adjustments of $1.6 million to certain foreign income tax reserves (and related interest) in the third quarter of 2018 and changes in the expected mix of taxable income across the jurisdictions in which we operate.

SEGMENT RESULTS OF OPERATIONS
The following section provides a discussion of pretax results of operations of our business segments. Transactions between segments are accounted for as third party arrangements for purposes of presenting segment results of operations.
Financial information for our segments was as follows:

	Three months ended September 30, 2018
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue
Service revenue	$168,489	$12,825	$15,592	$196,906
Reimbursable expenses	6,617	185	13	6,815
Non-controlling interests	854	—	—	854
	175,960	13,010	15,605	204,575
Cost of revenue	113,636	15,883	18,061	147,580
Gross profit (loss)	62,324	(2,873)	(2,456)	56,995
Operating expenses (income):
Selling, general and administrative expenses	21,155	5,188	19,986	46,329
Gain on sale of business	—	(13,688)	—	(13,688)
Restructuring charges	901	74	2,461	3,436
Income (loss) from operations	40,268	5,553	(24,903)	20,918
Total other income (expense), net	74	22	(4,885)	(4,789)

Income (loss) before income taxes and non-controlling interests	$40,342	$5,575	$(29,788)	$16,129

Margins:
Gross profit (loss)/service revenue	37%	(22)%	(16)%	29%
Income (loss) from operations/service revenue	24%	43%	(160)%	11%

	Three months ended September 30, 2017
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue
Service revenue	$189,615	$21,113	$13,580	$224,308
Reimbursable expenses	8,842	1,008	16	9,866
Non-controlling interests	805	—	—	805
	199,262	22,121	13,596	234,979
Cost of revenue	137,466	23,497	13,935	174,898
Gross profit (loss)	61,796	(1,376)	(339)	60,081
Selling, general and administrative expenses	28,006	4,208	14,408	46,622
Income (loss) from operations	33,790	(5,584)	(14,747)	13,459
Total other income (expense), net	26	—	(3,128)	(3,102)

Income (loss) before income taxes and non-controlling interests	$33,816	$(5,584)	$(17,875)	$10,357

Margins:
Gross profit (loss)/service revenue	33%	(7)%	(2)%	27%
Income (loss) from operations/service revenue	18%	(26)%	(109)%	6%

	Nine months ended September 30, 2018
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue
Service revenue	$497,101	$51,292	$46,140	$594,533
Reimbursable expenses	22,793	1,143	34	23,970
Non-controlling interests	2,066	—	—	2,066
	521,960	52,435	46,174	620,569
Cost of revenue	340,038	62,628	55,314	457,980
Gross profit (loss)	181,922	(10,193)	(9,140)	162,589
Operating expenses (income):
Selling, general and administrative expenses	65,133	14,486	52,758	132,377
Gain on sale of business	—	(13,688)	—	(13,688)
Restructuring charges	901	74	2,461	3,436
Income (loss) from operations	115,888	(11,065)	(64,359)	40,464
Total other income (expense), net	86	36	(26,358)	(26,236)

Income (loss) before income taxes and non-controlling interests	$115,974	$(11,029)	$(90,717)	$14,228

Margins:
Gross profit (loss)/service revenue	37%	(20)%	(20)%	27%
Income (loss) from operations/service revenue	23%	(22)%	(139)%	7%

	Nine months ended September 30, 2017
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue
Service revenue	$583,002	$64,649	$44,603	$692,254
Reimbursable expenses	29,071	2,665	50	31,786
Non-controlling interests	2,107	—	—	2,107
	614,180	67,314	44,653	726,147
Cost of revenue	421,942	72,484	43,818	538,244
Gross profit (loss)	192,238	(5,170)	835	187,903
Selling, general and administrative expenses	86,493	14,084	46,216	146,793
Income (loss) from operations	105,745	(19,254)	(45,381)	41,110
Total other income (expense), net	138	—	(8,985)	(8,847)

Income (loss) before income taxes and non-controlling interests	$105,883	$(19,254)	$(54,366)	$32,263

Margins:
Gross profit (loss)/service revenue	33%	(8)%	2%	27%
Income (loss) from operations/service revenue	18%	(30)%	(102)%	6%

Mortgage Market
Revenue
Revenue by business unit was as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2018	2017	% Increase (decrease)	2018	2017	% Increase (decrease)

Service revenue:
Servicer Solutions	$155,960	$176,258	(12)	$461,378	$545,447	(15)
Origination Solutions	12,529	13,357	(6)	35,723	37,555	(5)
Total service revenue	168,489	189,615	(11)	497,101	583,002	(15)

Reimbursable expenses:
Servicer Solutions	6,530	8,803	(26)	22,592	28,854	(22)
Origination Solutions	87	39	123	201	217	(7)
Total reimbursable expenses	6,617	8,842	(25)	22,793	29,071	(22)

Non-controlling interests	854	805	6	2,066	2,107	(2)

Total revenue	$175,960	$199,262	(12)	$521,960	$614,180	(15)
We recognized service revenue of $497.1 million for the nine months ended September 30, 2018, a 15% decrease compared to the nine months ended September 30, 2017 ($168.5 million for the third quarter of 2018, an 11% decrease compared to the third quarter of 2017). We also recognized reimbursable expense revenue of $22.8 million for the nine months ended September 30, 2018, a 22% decrease compared to the nine months ended September 30, 2017 ($6.6 million for the third quarter of 2018, a 25% decrease compared to the third quarter of 2017). The decreases in service revenue and reimbursable expense revenue were primarily a result of the reduction in the size of Ocwen’s portfolio and number of delinquent loans in its portfolio resulting from loan repayments, loan modifications, short sales, REO sales and other forms of resolution in the Servicer Solutions business.
Certain of our Mortgage Market businesses are impacted by seasonality. Revenues from property sales, loan originations and certain property preservation services are generally lowest during the fall and winter months and highest during the spring and summer months.
Cost of Revenue and Gross Profit
Cost of revenue consisted of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2018	2017	% Increase (decrease)	2018	2017	% Increase (decrease)

Compensation and benefits	$31,300	$41,475	(25)	$99,925	$126,153	(21)
Outside fees and services	64,836	74,902	(13)	184,629	228,982	(19)
Reimbursable expenses	6,617	8,842	(25)	22,793	29,071	(22)
Technology and telecommunications	6,123	7,708	(21)	18,813	23,589	(20)
Depreciation and amortization	4,760	4,539	5	13,878	14,147	(2)

Cost of revenue	$113,636	$137,466	(17)	$340,038	$421,942	(19)
Cost of revenue for the nine months ended September 30, 2018 of $340.0 million decreased by 19% compared to the nine months ended September 30, 2017 ($113.6 million for the third quarter of 2018, a 17% decrease compared to the third quarter of 2017). The decreases in cost of revenue were primarily driven by lower service revenue and the implementation of efficiency initiatives. The decreases in outside fees and services were primarily due to lower property preservation and inspection orders from the reduction in the size of Ocwen’s portfolio, as discussed in the revenue section above. The decreases in compensation and benefits were primarily due to reduced headcount in anticipation of the revenue decline from the Ocwen portfolio and from the implementation of efficiency initiatives. In addition, decreases in compensation and benefits and the decreases in technology and telecommunications costs were driven by the redeployment of certain technology resources to our Other Businesses, Corporate and Eliminations for the development of enterprise-wide technology initiatives. The decreases in reimbursable expenses were consistent with the decreases in reimbursable expenses revenue discussed in the revenue section above.
Gross profit decreased to $181.9 million, representing 37% of service revenue, for the nine months ended September 30, 2018 compared to $192.2 million, representing 33% of service revenue, for the nine months ended September 30, 2017 (increased to $62.3 million, representing 37% of service revenue for the third quarter of 2018, compared to $61.8 million, representing 33% of service revenue for the third quarter of 2017). Gross profit as a percentage of service revenue increased primarily due to service revenue mix from fewer lower margin property preservation referrals related to the reduction in the size of Ocwen’s portfolio, the implementation of efficiency initiatives and the redeployment of certain technology resources to Other Businesses, Corporate and Eliminations for the development of enterprise-wide technology initiatives, as discussed above. Our margins can vary substantially depending upon service revenue mix.
Selling, General and Administrative Expenses
SG&A expenses consisted of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2018	2017	% Increase (decrease)	2018	2017	% Increase (decrease)

Compensation and benefits	$4,007	$6,292	(36)	$11,976	$17,393	(31)
Occupancy related costs	4,122	5,648	(27)	13,300	17,687	(25)
Amortization of intangible assets	6,020	7,975	(25)	19,157	25,119	(24)
Professional services	2,227	2,319	(4)	5,498	7,018	(22)
Marketing costs	1,728	2,170	(20)	5,059	6,405	(21)
Depreciation and amortization	595	1,012	(41)	2,169	2,881	(25)
Other	2,456	2,590	(5)	7,974	9,990	(20)

Selling, general and administrative expenses	$21,155	$28,006	(24)	$65,133	$86,493	(25)
SG&A for the nine months ended September 30, 2018 of $65.1 million decreased by 25% compared to the nine months ended September 30, 2017 ($21.2 million for the third quarter of 2018, a 24% decrease compared to the third quarter of 2017). Decreases in SG&A were reported across all cost categories, driven by lower amortization of intangible assets from lower revenue generated by the Homeward and ResCap portfolios (revenue-based amortization) and lower compensation and benefits due to lower cost allocations primarily due to declining revenues, as discussed in the revenue section above, and the implementation of efficiency initiatives. In addition, lower occupancy costs were driven by initiatives to reduce our facilities footprint in 2017 and 2018.
Restructuring Charges
Restructuring charges of $0.9 million for the nine months ended September 30, 2018 and the third quarter of 2018 consist of severance costs related to the restructuring plan we began implementing in the third quarter of 2018 (no comparative amounts in 2017).
Income from Operations
Income from operations increased to $115.9 million, representing 23% of service revenue, for the nine months ended September 30, 2018 compared to $105.7 million, representing 18% of service revenue, for the nine months ended September 30, 2017 (increased to $40.3 million, representing 24% of service revenue for the third quarter of 2018, compared to $33.8 million, representing 18% of service revenue for the third quarter of 2017). The increases in operating income as a percentage of service revenue were primarily the result of higher gross profit margins driven by significantly reduced compensation and benefits, outside fees and services and technology and telecommunication costs and lower SG&A in all cost categories, as discussed above.

Real Estate Market
Revenue
Revenue by business unit was as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2018	2017	% Increase (decrease)	2018	2017	% Increase (decrease)

Service revenue:
Consumer Real Estate Solutions	$2,693	$1,441	87	$6,410	$3,440	86
Real Estate Investor Solutions	10,132	19,672	(48)	44,882	61,209	(27)
Total service revenue	12,825	21,113	(39)	51,292	64,649	(21)

Reimbursable expenses:
Consumer Real Estate Solutions	—	—	—	2	—	N/M
Real Estate Investor Solutions	185	1,008	(82)	1,141	2,665	(57)
Total reimbursable expenses	185	1,008	(82)	1,143	2,665	(57)

Total revenue	$13,010	$22,121	(41)	$52,435	$67,314	(22)
N/M — not meaningful.
We recognized service revenue of $51.3 million for the nine months ended September 30, 2018, a 21% decrease compared to the nine months ended September 30, 2017 ($12.8 million for the third quarter of 2018, a 39% decrease compared to the third quarter of 2017). The decreases in service revenue were primarily driven by a decline in revenues in the Real Estate Investor Solutions business from RESI’s smaller portfolio of non-performing loans and REO, as RESI continues to sell off this portfolio and focus on directly acquiring, renovating and managing rental homes. These decreases were partially offset by increases in the Consumer Real Estate Solutions business from higher transaction volumes and unit revenue in 2018. Additionally, for the nine months ended September 30, 2018, these decreases were also partially offset by growth in the buy-renovate-lease-sell and renovation management businesses in Real Estate Investor Solutions.
Certain of our Real Estate Market businesses are impacted by seasonality. Revenues from property sales and certain property preservation services are generally lowest during the fall and winter months and highest during the spring and summer months.
Cost of Revenue and Gross Loss
Cost of revenue consisted of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2018	2017	% Increase (decrease)	2018	2017	% Increase (decrease)

Compensation and benefits	$5,962	$8,777	(32)	$20,494	$28,167	(27)
Outside fees and services	7,367	7,865	(6)	20,027	19,249	4
Cost of real estate sold	1,092	4,411	(75)	17,591	16,461	7
Reimbursable expenses	185	1,008	(82)	1,143	2,665	(57)
Technology and telecommunications	1,072	1,203	(11)	2,782	4,659	(40)
Depreciation and amortization	205	233	(12)	591	1,283	(54)

Cost of revenue	$15,883	$23,497	(32)	$62,628	$72,484	(14)
Cost of revenue for the nine months ended September 30, 2018 of $62.6 million decreased by 14% compared to the nine months ended September 30, 2017 ($15.9 million for the third quarter of 2018, a 32% decrease compared to the third quarter of 2017). The decreases in cost of revenue were primarily driven by lower compensation and benefits, which declined in certain of the Real Estate Investor Solutions businesses as we reduced headcount in anticipation of the decreases in revenue volumes from RESI’s portfolio discussed in the revenue section above, and decreases in technology and telecommunications expense due to the reduction in headcount and transaction volumes.

Gross loss increased to $(10.2) million, representing (20)% of service revenue, for the nine months ended September 30, 2018, compared to $(5.2) million, representing (8)% of service revenue, for the nine months ended September 30, 2017 (loss of $(2.9) million, representing (22)% of service revenue for the third quarter of 2018, compared to a loss of $(1.4) million, representing (7)% of service revenue for the third quarter of 2017). Gross loss as a percent of service revenue increased primarily as a result of service revenue mix from fewer higher margin REO sales. In addition, gross loss as a percent of service revenue for the nine months ended September 30, 2018 increased from higher revenues in the lower margin buy-renovate-lease-sell program. Our margins can vary substantially depending upon service revenue mix.
Selling, General and Administrative Expenses
SG&A expenses consisted of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2018	2017	% Increase (decrease)	2018	2017	% Increase (decrease)

Compensation and benefits	$900	$732	23	$2,517	$2,469	2
Occupancy related costs	382	631	(39)	1,394	2,353	(41)
Amortization of intangible assets	183	211	(13)	902	633	42
Professional services	741	339	119	1,111	974	14
Marketing costs	2,462	1,786	38	6,557	5,390	22
Depreciation and amortization	121	180	(33)	380	561	(32)
Other	399	329	21	1,625	1,704	(5)

Selling, general and administrative expenses	$5,188	$4,208	23	$14,486	$14,084	3
SG&A for the nine months ended September 30, 2018 of $14.5 million increased by 3% compared to the nine months ended September 30, 2017 ($5.2 million for the third quarter of 2018, a 23% increase compared to the third quarter of 2017). The increases in SG&A were primarily driven by higher marketing costs in Consumer Real Estate Solutions to support our anticipated growth of this business, partially offset by lower occupancy related costs, due to lower facility costs from initiatives to reduce our facilities footprint.
Gain on Sale of Business
In August 2018, we sold our rental property management business to RESI for total transaction proceeds of $18.0 million, $15.0 million of which was received on the closing date of August 8, 2018 and $3.0 million of which will be received on the earlier of a RESI change of control or August 8, 2023. We recognized a $13.7 million pretax gain on sale of this business for the nine months ended September 30, 2018 and the third quarter of 2018 in connection with this transaction (no comparative amounts in 2017).
Restructuring Charges
Restructuring charges of $0.1 million for the nine months ended September 30, 2018 and the third quarter of 2018 consist of severance costs related to the restructuring plan we began implementing in the third quarter of 2018 (no comparative amounts in 2017).
Income (Loss) from Operations
Loss from operations decreased to $(11.1) million for the nine months ended September 30, 2018 compared to a loss from operations of $(19.3) million for the nine months ended September 30, 2017 (income from operations of $5.6 million for the third quarter of 2018 compared to loss from operations of $(5.6) million for the third quarter of 2017). The decreases in loss from operations were primarily the result of the gain on sale of the business, partially offset by lower gross profit margins and increases in SG&A, as discussed above.

Other Businesses, Corporate and Eliminations
Revenue
Revenue by business unit was as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2018	2017	% Increase (decrease)	2018	2017	% Increase (decrease)

Service revenue:
Customer relationship management	$7,389	$6,822	8	$21,028	$21,682	(3)
Asset recovery management	6,750	5,743	18	20,758	17,940	16
IT infrastructure services	1,453	1,015	43	4,354	4,981	(13)
Total service revenue	15,592	13,580	15	46,140	44,603	3

Reimbursable expenses:
Asset recovery management	13	16	(19)	34	50	(32)
Total reimbursable expenses	13	16	(19)	34	50	(32)

Total revenue	$15,605	$13,596	15	$46,174	$44,653	3
We recognized service revenue of $46.1 million for the nine months ended September 30, 2018, a 3% increase compared to the nine months ended September 30, 2017 ($15.6 million for the third quarter of 2018, a 15% increase compared to the third quarter of 2017). The increases in service revenue were primarily due to an increase in asset recovery management service revenue from growth in referral volumes.
Certain of our other businesses are impacted by seasonality. Revenue in the asset recovery management business tends to be higher in the first quarter, as borrowers may utilize tax refunds and bonuses to pay debts, and generally declines throughout the remainder of the year.
Cost of Revenue and Gross Profit (Loss)
Cost of revenue consisted of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2018	2017	% Increase (decrease)	2018	2017	% Increase (decrease)

Compensation and benefits	$12,445	$10,080	23	$38,923	$31,770	23
Outside fees and services	893	903	(1)	2,417	2,652	(9)
Reimbursable expenses	13	16	(19)	34	50	(32)
Technology and telecommunications	3,035	1,478	105	8,938	4,433	102
Depreciation and amortization	1,675	1,458	15	5,002	4,913	2

Cost of revenue	$18,061	$13,935	30	$55,314	$43,818	26
Cost of revenue for the nine months ended September 30, 2018 of $55.3 million increased by 26% compared to the nine months ended September 30, 2017 ($18.1 million for the third quarter of 2018, a 30% increase compared to the third quarter of 2017). The increases in cost of revenue were primarily due to increases in compensation and benefits and technology and telecommunications costs, driven by the redeployment of certain technology resources from the Mortgage Market segment to Other Businesses, Corporate and Eliminations for the development of enterprise-wide technology initiatives.
Gross profit decreased to a gross loss of $(9.1) million, representing (20)% of service revenue, for the nine months ended September 30, 2018, compared to a gross profit of $0.8 million, representing 2% of service revenue, for the nine months ended September 30, 2017 (loss of $(2.5) million, representing (16)% of service revenue for the third quarter of 2018, compared to a loss of $(0.3) million, representing (2)% of service revenue for the third quarter of 2017). Gross profit (loss) as a percentage of service revenue decreased due to the increase in cost of revenue, principally driven by the redeployment of certain technology resources from the Mortgage Market segment for the development of enterprise-wide technology initiatives, which increased Other Businesses, Corporate and Eliminations cost of revenue and decreased cost of revenue in the Mortgage Market segment, as described above.
Selling, General and Administrative Expenses
SG&A in Other Businesses, Corporate and Eliminations include SG&A of the customer relationship management, asset recovery management and IT infrastructure services businesses. It also includes costs related to corporate support functions not allocated to the Mortgage Market and Real Estate Market segments.
Other Businesses, Corporate and Eliminations also include eliminations of transactions between the reportable segments.
SG&A consisted of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2018	2017	% Increase (decrease)	2018	2017	% Increase (decrease)

Compensation and benefits	$7,084	$8,044	(12)	$23,264	$23,253	—
Occupancy related costs	2,924	2,257	30	8,357	8,307	1
Amortization of intangible assets	417	418	—	1,252	1,391	(10)
Professional services	1,947	1,228	59	5,860	3,991	47
Marketing costs	77	36	114	236	163	45
Depreciation and amortization	338	1,094	(69)	2,723	3,626	(25)
Other	7,199	1,331	N/M	11,066	5,485	102

Selling, general and administrative expenses	$19,986	$14,408	39	$52,758	$46,216	14
N/M — not meaningful.
SG&A for the nine months ended September 30, 2018 of $52.8 million increased by 14% compared to the nine months ended September 30, 2017 ($20.0 million for the third quarter of 2018, a 39% increase compared to the third quarter of 2017). The increases in other for the nine months ended September 30, 2018 and the third quarter of 2018 were driven by the accrual of a $5.9 million contingent loss accrual for sales tax exposure in the United States recognized in the third quarter of 2018. In addition, SG&A included increases in professional services, due to increased legal and professional services costs in connection with certain legal and regulatory matters. For the nine months ended September 30, 2018, the increase was partially offset by unfavorable loss accrual adjustments of $2.7 million recorded in the second quarter of 2017 (no comparative amounts in 2018).
Restructuring Charges
Restructuring charges of $2.5 million for the nine months ended September 30, 2018 and the third quarter of 2018 consist of severance costs and professional services fees related to the restructuring plan we began implementing in the third quarter of 2018 (no comparative amounts in 2017).
Loss from Operations
Loss from operations increased to $(64.4) million for the nine months ended September 30, 2018 compared to $(45.4) million for the nine months ended September 30, 2017 ($(24.9) million for the third quarter of 2018 compared to $(14.7) million for the third quarter of 2017). The increases in operating losses were primarily driven by the decrease in gross profit from the shifting of technology resources from the Mortgage Market segment to support corporate initiatives, increases in SG&A, primarily due to increased unfavorable accrual adjustments in 2018, and restructuring charges, as discussed above.
Other Income (Expense), Net
Other income (expense), net principally includes interest expense and other non-operating gains and losses. Effective January 1, 2018, other income (expense), net includes unrealized gains and (losses) on our investment in RESI (see Factors Affecting Comparability above).
Other income (expense), net for the nine months ended September 30, 2018 of $(26.4) million compares to $(9.0) million for the nine months ended September 30, 2017 ($(4.9) million for the third quarter of 2018 and $(3.1) million for the third quarter of 2017). The increase in other expenses, net for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to the $5.4 million net gain on the early extinguishment of debt in the nine months ended September 30, 2017, and, in 2018, a $(4.4) million loss on debt refinancing, $(4.2) million unrealized loss on our investment in RESI and higher interest expense from a higher interest rate on the Credit Agreement compared to the prior senior secured term loan. The increase in other expense, net for the third quarter of 2018 was primarily due to the $1.5 million net gain on the early extinguishment of debt in the third quarter of 2017 and higher interest expense, as discussed above, partially offset by an unrealized gain of $1.8 million on our investment in RESI.
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
During the nine months ended September 30, 2018, we used net proceeds from the Term B Loans and operating cash to repay the prior senior secured term loan and repaid $28.9 million of borrowings ($15.0 million in the third quarter of 2018). During the third quarter of 2018, the Company used the proceeds received from the sale of the rental property management business to RESI to repay $15.0 million of the Term B Loans. This repayment is applied to contractual amortization in the direct order of maturity. During the nine months ended September 30, 2018, we used $21.8 million to repurchase shares of our common stock ($0.7 million for the third quarter of 2018).
Credit Agreement
On April 3, 2018, Altisource entered into the Credit Agreement pursuant to which Altisource borrowed $412.0 million in the form of Term B Loans and obtained a $15.0 million revolving credit facility. The Term B Loans mature in April 2024 and the revolving credit facility matures in April 2023.
Proceeds from the Term B Loans were used to repay the Company’s prior senior secured term loan, which had an outstanding balance of $412.1 million as of April 3, 2018. As of September 30, 2018, $388.8 million of the Term B Loans were outstanding. There were no borrowings outstanding under the revolving credit facility as of September 30, 2018.
The Term B Loans must be repaid in consecutive quarterly principal installments with remaining amounts due as of September 30, 2018 of $1.5 million in the fourth quarter of 2018, $41.2 million in 2019, $25.7 million in 2020 and $12.4 million annually thereafter, with the balance due at maturity. All amounts outstanding under the Term B Loans will become due on the earlier of (i) April 3, 2024, and (ii) the date on which the loans are declared to be due and owing by the administrative agent at the request (or with the consent) of the Required Lenders (as defined in the Credit Agreement; other capitalized terms, unless defined herein, are defined in the Credit Agreement) or as otherwise provided in the Credit Agreement upon the occurrence of any event of default.
In addition to the scheduled principal payments, subject to certain exceptions, the Term B Loans are subject to mandatory prepayment upon issuances of debt, casualty and condemnation events and sales of assets, as well as from a percentage of Consolidated Excess Cash Flow if the leverage ratio is greater than 3.00 to 1.00, as calculated in accordance with the provisions of the Credit Agreement (the percentage increases if the leverage ratio exceeds 3.50 to 1.00). Certain mandatory prepayments reduce future contractual amortization payments by an amount equal to the mandatory prepayment. No mandatory prepayments were owed for the three months ended September 30, 2018.
The interest rate on the Term B Loans as of September 30, 2018 was 6.39%.
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

Cash Flows
The following table presents our cash flows for the nine months ended September 30:

(in thousands)	2018	2017	% Increase (decrease)

Net income adjusted for non-cash items	$59,012	$83,771	(30)
Changes in operating assets and liabilities	(15,362)	(36,642)	58
Cash flows provided by operating activities	43,650	47,129	(7)
Cash flows provided by (used in) investing activities	10,793	(7,485)	244
Cash flows used in financing activities	(54,698)	(74,742)	27
Net decrease in cash, cash equivalents and restricted cash	(255)	(35,098)	99
Cash, cash equivalents and restricted cash at the beginning of the period	108,843	153,421	(29)

Cash, cash equivalents and restricted cash at the end of the period	$108,588	$118,323	(8)
Cash Flows from Operating Activities
Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net income. For the nine months ended September 30, 2018, cash flows provided by operating activities were $43.7 million, or approximately $0.07 for every dollar of service revenue, compared to cash flows provided by operating activities of $47.1 million, or approximately $0.07 for every dollar of service revenue, for the nine months ended September 30, 2017 ($0.10 for every dollar of service revenue for the third quarter of 2018 and $0.15 for every dollar of service revenue for the third quarter of 2017). The decrease in cash flows from operations for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was primarily due to lower net income, adjusted for non-cash items, of $24.8 million, a decrease of 30% compared to the nine months ended September 30, 2017, partially offset by a reduction in cash used for changes in operating assets and liabilities. The decrease in net income, adjusted for non-cash items was primarily driven by lower gross profit in 2018 as a result of decreasing service revenues, which were partially offset a by corresponding reductions in expenses. The decrease in cash used for changes in operating assets and liabilities was principally driven by the $28.0 million net payment in the prior year period of an accrued litigation settlement and the timing of payments of accounts payable for the nine months ended September 30, 2018, partially offset by a lower decrease in accounts receivable for the nine months ended September 30, 2018 due to service revenue mix and the timing of collections.
Operating cash flows can be negatively impacted because of the nature of some of our services and the mix of services provided. Certain services are performed immediately following or shortly after the referral, but the collection of the receivable does not occur until a specific event occurs (e.g., the foreclosure is complete, the REO asset is sold, etc.). In addition, annual incentive compensation bonuses are typically paid during the first quarter of each year. Consequently, our cash flows from operations may not be comparable from one interim period to another.
Cash Flows from Investing Activities
Cash flows from investing activities for the nine months ended September 30, 2018 consisted of $15.0 million in proceeds from the sale of the rental property management business to RESI in the third quarter of 2018 and $4.2 million of cash used for additions to premises and equipment ($7.5 million for the nine months ended September 30, 2017), primarily related to investments in the development of certain software applications, IT infrastructure and facility improvements.
Cash Flows from Financing Activities
Cash flows from financing activities for the nine months ended September 30, 2018 and 2017 primarily consisted of cash flows associated with debt issuances, repayments, repurchases and debt issuance costs. In addition, financing activities include the purchase of treasury shares, proceeds from stock option exercises, distributions to non-controlling interests and the payment of tax withholdings on issuance of restricted shares and stock option exercises. During the nine months ended September 30, 2018, we used net cash of $34.0 million to refinance and reduce our debt, including debt issuance costs and repayments and repurchases of long term debt compared to $48.6 million of repurchases and repayments of long-term debt for the nine months ended September 30, 2017. In addition, during the nine months ended September 30, 2018, we used $21.8 million to repurchase our common stock ($25.0 million for the nine months ended September 30, 2017), received proceeds from stock option exercises of $3.6 million ($2.1 million for the nine months ended September 30, 2017), and distributed $1.9 million ($2.1 million for the nine months ended September 30, 2017) to non-controlling interests. Also during the nine months ended September 30, 2018, we made payments of $0.6 million ($1.1 million for the nine months ended September 30, 2017), to satisfy employee tax withholding obligations on the issuance of restricted shares and stock option exercises. These payments were made to tax authorities, at the employees’ direction, to satisfy the employees’ tax obligations rather than issuing a portion of vested restricted shares to employees.
Liquidity Requirements after September 30, 2018
Our primary future liquidity obligations pertain to long-term debt repayments and interest expense under the Credit Agreement (see Liquidity section above) and distributions to Lenders One members. During the next 12 months, we expect to make mandatory repayments of $34.4 million and pay $24.1 million of interest expense (assuming the current interest rate) under the Credit Agreement and distribute approximately $2.5 million to the Lenders One members representing non-controlling interests.
We believe that our existing cash and cash equivalents balances, our anticipated cash flows from operations and availability under our revolving credit facility will be sufficient to meet our liquidity needs, including to fund required debt and interest payments and additions to premises and equipment, for the next 12 months.
Contractual Obligations, Commitments and Contingencies
For the nine months ended September 30, 2018, there were no significant changes to our contractual obligations from those identified in our Form 10-K for the fiscal year ended December 31, 2017 and this Form 10-Q, other than those that occur in the normal course of business. See Note 21 to the condensed consolidated financial statements.
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
See Note 1 to the condensed consolidated financial statements for the Company’s critical accounting policy for revenue recognition. Our other critical accounting policies are described in the MD&A section of our Form 10-K for the year ended December 31, 2017 filed with the SEC on February 22, 2018. With the exception of the changes to our revenue recognition policy referenced above, there have been no material changes to our critical accounting policies during the nine months ended September 30, 2018.
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
Interest Rate Risk
As of September 30, 2018, the interest rate charged on the new Term B Loan was 6.39%. The interest rate was calculated based on the Adjusted Eurodollar Rate (as defined in the Credit Agreement) with a minimum floor of 1.00% plus 4.00%.
Based on the principal amount outstanding at September 30, 2018, a one percentage point increase or decrease in the Eurodollar Rate would have increased or decreased our annual interest expense by approximately $3.9 million, based on the September 30, 2018 Adjusted Eurodollar Rate.
Currency Exchange Risk
We are exposed to currency risk from potential changes in currency values of our non-United States dollar denominated expenses, assets, liabilities and cash flows. Our most significant currency exposure relates to the Indian rupee. Based on expenses incurred in Indian rupees during the third quarter of 2018, a one percentage point increase or decrease in value of the Indian rupee in relation to the United States dollar would increase or decrease our annual expenses by approximately $0.9 million.

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
As of September 30, 2018, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of September 30, 2018.

b)	Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Form 10-K for the year ended December 31, 2017 filed with the SEC on February 22, 2018, except as discussed in our Form 10‑Q for the quarterly period ended June 30, 2018 at Part II, Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to our repurchases of our equity securities during the three months ended September 30, 2018:

Period	Total number of shares purchased(1)	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs(2)

Common stock:
July 1 – 31, 2018	21,007	$30.93	21,007	4,156,739
August 1 – 31, 2018	—	—	—	4,156,739
September 1 – 30, 2018	—	—	—	4,156,739

	21,007	$30.93	21,007	4,156,739

(1)	In addition to the repurchases included in the table above, 5,991 common shares were withheld from employees to satisfy tax withholding obligations that arose from the vesting of restricted shares.

(2)
On May 15, 2018, our shareholders approved the renewal of the share repurchase program originally approved by the shareholders on May 17, 2017, which replaced the previous share repurchase program and authorizes us to purchase up to 4.3 million shares of our common stock in the open market, subject to certain parameters.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1 *†	Mutual Consent to Termination of Employment Agreement and Full Release dated as of August 31, 2018 between Altisource S.à r.l. and Indroneel Chatterjee

10.2 *†	Employment Agreement dated as of September 1, 2018 between Altisource Solutions, Inc. and Indroneel Chatterjee

10.3
Omnibus Amendment to Master Services Agreement, Waiver Agreement, Services Letter and Fee Letter, dated August 8, 2018 among Altisource S.à r.l. and Front Yard Residential Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 9, 2018)

10.4 *
Fourth Amendment to the Cooperative Brokerage Agreement, dated as of September 11, 2018, between REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp.

10.5 *†	Settlement Agreement and Full Release dated as of October 16, 2018 between Altisource S.à r.l. and Joseph A. Davila

31.1 *	Section 302 Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2 *	Section 302 Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1 *	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2018 and 2017; (iii) Condensed Consolidated Statements of Equity for the nine months ended September 30, 2018 and 2017; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; and (v) Notes to Condensed Consolidated Financial Statements.

______________________________________
*	Filed herewith.
†	Denotes a management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
(Registrant)

Date:	October 25, 2018	By:	/s/ Michelle D. Esterman
Michelle D. Esterman
Chief Financial Officer
(On behalf of the Registrant and as its Principal Financial Officer and Principal Accounting Officer)