Form 10-K
period 2018-12-31
Altisource Portfolio Solutions S.A.
filed 2019-02-26
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
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
None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2018 was $471,036,868 based on the closing share price as quoted on the NASDAQ Global Market on that day and the assumption that all directors and executive officers of the Company, and their families, are affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of February 19, 2019, there were 16,303,345 outstanding shares of the registrant’s shares of beneficial interest (excluding 9,109,403 shares held as treasury stock).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s Annual Meeting of Shareholders to be held on May 14, 2019 are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2018.

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
Reportable Segments
Our reportable segments are as follows:
Mortgage Market: Provides loan servicers and originators with marketplaces, services and technologies that span the mortgage lifecycle. Within the Mortgage Market segment, we provide:
Servicer Solutions - the solutions, services and technologies typically used or licensed primarily by residential loan servicers, including:

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
• Residential and commercial construction inspection and risk mitigation services

Origination Solutions - the solutions, services and technologies typically used or licensed by loan originators (or other similar mortgage market participants) in originating, buying and selling residential mortgages, including:

• Title insurance (agent and related services) and settlement services
• Appraisal management services, valuation data, broker and non-broker valuation services
• Fulfillment services
• Loan origination system
• Document management platform • Loan certification, and loan certification and mortgage fraud insurance • Vendor management oversight platform • Mortgage banker cooperative management
Real Estate Market: Provides real estate consumers and rental property investors with marketplaces and services that span the real estate lifecycle. Within the Real Estate Market segment, we provide:
Consumer Real Estate Solutions - the solutions, services and technologies typically used by home buyers and sellers to handle key aspects of buying and selling a residence, including:

• Real estate brokerage doing business as Owners.com® • Title insurance (agent and related services) and settlement services	• Mortgage brokerage • Homeowners insurance
Real Estate Investor Solutions - the solutions, services and technologies used by buyers and sellers of single-family investment homes, including:

• Buy-renovate-lease-sell (“BRS”) (to be discontinued in 2019) • Property preservation and inspection services • Real estate brokerage and auction services • Data solutions	• Title insurance (agent and related services) and settlement services • Appraisal management services, valuation data, broker and non-broker valuation services
Other Businesses, Corporate and Eliminations: Includes certain ancillary businesses, interest expense and unallocated costs related to corporate support functions. The businesses in this segment include post-charge-off consumer debt collection services primarily to debt originators (e.g., credit card, auto lending and retail credit), customer relationship management services primarily to the utility, insurance and hotel industries, and information technology (“IT”) infrastructure management services. Interest expense relates to the Company’s senior secured term loan and corporate support functions include executive, finance, law, compliance, human resources, vendor management, facilities, risk management and sales and marketing costs, not allocated to the business units. This segment also includes eliminations of transactions between the reportable segments.
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

2018 Highlights
Corporate

•
Generated $68.4 million of cash flows from operating activities and $79.4 million of adjusted cash flows from operating activities (this is a non-GAAP measure that is defined and reconciled to the corresponding GAAP measure on pages 28 to 32)

•
Refinanced our senior secured term loan in April 2018, extending the maturity from December 2020 to April 2024; entered into an agreement for a $15 million revolving line of credit, available for general corporate purposes, as part of our new credit facility

•
Used $15.0 million received from the sale of the rental property management business to Front Yard Residential Corporation (“RESI”) and $49.9 million received and anticipated to be received from the discontinuation of the BRS business to repay debt

•
Launched Project Catalyst to better align the Company’s cost structure with anticipated revenue, and improve operating margins and performance; we incurred $11.6 million of severance costs, professional services fees and facility shut-down costs in connection with Project Catalyst

•	Repurchased 1.6 million shares of our common stock at an average price of $25.53 per share

•	Ended 2018 with $94.5 million of cash, cash equivalents and investment in equity securities

•	Ended 2018 with $244.3 million of net debt less investment in equity securities (this is a non-GAAP measure that is defined and reconciled to the corresponding GAAP measure on pages 28 to 32)

•
Signed agreements with three new enterprise customers in the fourth quarter and was recognized as an industry leader by Forrester® in two Wave reports, one for Journey Visioning Platforms and the other for Journey Orchestration Platforms, in the Pointillist business

Mortgage Market

•
Executed an agreement with one of the largest institutional real estate and mortgage investors in the U.S. to provide REO, foreclosure and short sale auctions, and began receiving REO referrals in the third quarter and foreclosure auction referrals in the fourth quarter (anticipate receiving short sale auction referrals in the first quarter 2019)

•	Executed an agreement with a top-10 servicer to provide REO asset management and related services, and began receiving referrals in January 2019

•	Executed an agreement with a top-5 servicer to provide field services, and anticipate beginning to receive referrals in the second quarter 2019

•
Grew inventory of Hubzu homes by 64% from January 1, 2018 to December 31, 2018 (1,470 units on January 1, 2018 compared to 2,412 units on December 31, 2018) from customers other than Ocwen Financial Corporation (“Ocwen”), New Residential Investment Corp. (individually, together with one or more of its subsidiaries or one or more of its subsidiaries individually, “NRZ”) and RESI

•	Launched the Trelix end-to-end fulfillment services offering
Real Estate Market

•	Launched a new and improved Owners.com user experience (website and mobile applications) for home buyers and sellers and our real estate agents, to improve purchase and sale funnel conversion rates

•	Grew Consumer Real Estate Solutions service revenue by 82% and the number of home purchase and sale transactions by 61%, in 2018 compared to 2017

•	Increased the Consumer Real Estate Solutions active customer base from 2,300 clients at the end of 2017 to 5,300 clients at the end of 2018

•
Sold the Real Estate Investor Solutions rental property management business to RESI for total transaction proceeds of $18.0 million, $15.0 million of which was received on the closing date and $3.0 million of which will be received on the earlier of a RESI change of control or August 8, 2023; recognized a $13.7 million pretax gain on the sale of this business

•
Announced plans to sell the Real Estate Investor Solutions short-term investments in real estate and discontinue the BRS business; used $49.9 million in proceeds and anticipated proceeds from BRS sales to repay a portion of the senior secured term loan

•	Ended 2018 with $39.9 million of BRS inventory consisting of 287 homes; the Company anticipates selling the majority of the BRS inventory in 2019

Customers
Overview
Our customers include some of the largest financial institutions in the United States, government-sponsored enterprises (“GSEs”), utility companies, commercial banks, servicers, investors, non-bank originators and correspondent lenders, mortgage bankers, insurance companies and financial services companies. We also serve consumers through our Owners.com business.
Customer Concentration
Ocwen
Ocwen is a residential mortgage loan servicer of mortgage servicing rights (“MSRs”) it owns, including those MSRs in which others have an economic interest, and a subservicer of MSRs owned by others.
During the year ended December 31, 2018, Ocwen was our largest customer, accounting for 52% of our total revenue. Ocwen purchases certain mortgage services and technology services from us under the terms of services agreements and amendments thereto (collectively, the “Ocwen Services Agreements”) with terms extending through August 2025. Certain of the Ocwen Services Agreements contain a “most favored nation” provision and also grant the parties the right to renegotiate pricing, among other things.
Revenue from Ocwen primarily consists of revenue earned from the loan portfolios serviced and subserviced by Ocwen when Ocwen engages us as the service provider, and revenue earned directly from Ocwen, pursuant to the Ocwen Services Agreements. For the years ended December 31, 2018, 2017 and 2016, we recognized revenue from Ocwen of $437.4 million, $542.0 million and $561.9 million, respectively. Revenue from Ocwen as a percentage of segment and consolidated revenue was as follows for the years ended December 31:

	2018	2017	2016

Mortgage Market	63%	67%	65%
Real Estate Market	1%	1%	—%
Other Businesses, Corporate and Eliminations	9%	11%	27%
Consolidated revenue	52%	58%	56%
We earn additional revenue related to the portfolios serviced and subserviced by Ocwen when a party other than Ocwen or the MSR owner selects Altisource as the service provider. For the years ended December 31, 2018, 2017 and 2016, we recognized revenue of $47.1 million, $148.5 million and $188.0 million, respectively, related to the portfolios serviced by Ocwen when a party other than Ocwen or the MSR owner selected Altisource as the service provider. These amounts are not included in deriving revenue from Ocwen as a percentage of revenue in the table above.
As of December 31, 2018, accounts receivable from Ocwen totaled $15.2 million, $11.6 million of which was billed and $3.6 million of which was unbilled. As of December 31, 2017, accounts receivable from Ocwen totaled $18.9 million, $13.6 million of which was billed and $5.3 million of which was unbilled.
As of February 22, 2019, Altisource and Ocwen entered into agreements that, among other things, facilitate Ocwen’s transition from REALServicing and related technologies to another mortgage servicing software platform, establish a process for Ocwen to review and approve the assignment of one or more of our agreements to potential buyers of Altisource’s business lines, permit Ocwen to use service providers other than Altisource for up to 10% of referrals from certain portfolios (determined on a service-by-service basis), subject to certain restrictions, and affirms Altisource’s role as a strategic service provider to Ocwen through August 2025. We do not anticipate that a servicing technology transition would materially impact the other services we provide to Ocwen. For the years ended December 31, 2018, 2017 and 2016, service revenue from REALServicing and related technologies was $35.1 million, $37.2 million and $40.2 million, respectively.
NRZ
NRZ is a residential investment trust that invests in and manages residential mortgage related assets in the United States including MSRs and excess MSRs.
Ocwen has disclosed that NRZ is its largest client. As of September 30, 2018, NRZ owned MSRs or rights to MSRs relating to approximately 57% of loans serviced and subserviced by Ocwen (measured in unpaid principal balances (“UPB”)) (the “Subject MSRs”). In July 2017 and January 2018, Ocwen and NRZ entered into a series of agreements pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer from Ocwen to NRZ of Ocwen’s legal title to the Subject MSRs and under which Ocwen will subservice mortgage loans underlying the Subject MSRs for an initial term of five years.
On August 28, 2017, Altisource, through its licensed subsidiaries, entered into a Cooperative Brokerage Agreement, as amended, and related letter agreement (collectively, the “Brokerage Agreement”) with NRZ which extends through August 2025. Under this agreement and related amendments, Altisource remains the exclusive provider of brokerage services for REO associated with the Subject MSRs, irrespective of the subservicer, subject to certain limitations. NRZ’s brokerage subsidiary receives a cooperative brokerage commission on the sale of certain REO properties from these portfolios subject to certain exceptions.
The Brokerage Agreement can, at Altisource’s discretion, be terminated by Altisource, if a services agreement is not signed by Altisource and NRZ. The Brokerage Agreement may otherwise only be terminated upon the occurrence of certain specified events. Termination events include, but are not limited to, a breach of the terms of the Brokerage Agreement (including, without limitation, the failure to meet performance standards and non-compliance with law in a material respect), the failure to maintain licenses which failure materially prevents performance of the contract, regulatory allegations of non-compliance resulting in an adversarial proceeding against NRZ, voluntary or involuntary bankruptcy, appointment of a receiver, disclosure in a Form 10-K or Form 10-Q that there is significant uncertainty about Altisource’s ability to continue as a going concern, failure to maintain a specified level of cash and an unapproved change of control.
For the years ended December 31, 2018 and 2017, we recognized revenue from NRZ of $28.7 million and $2.4 million, respectively, under the Brokerage Agreement (no comparative amount in 2016). For the years ended December 31, 2018 and 2017, we recognized additional revenue of $83.6 million and $3.9 million, respectively, relating to the Subject MSRs when a party other than NRZ selects Altisource as the service provider (no comparative amount in 2016).
On August 28, 2017, Altisource and NRZ also entered into a non-binding Letter of Intent, as amended, to enter into a services agreement (the “Services LOI”), setting forth the terms pursuant to which Altisource would remain the exclusive service provider of fee-based services for the Subject MSRs, irrespective of the subservicer, through August 2025. The Services LOI expired on December 15, 2018. Altisource is providing services on the Subject MSRs pursuant to its agreements with Ocwen.
Other
Our services are provided to customers primarily located in the United States. Financial information for our segments can be found in Note 26 to our consolidated financial statements.
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
Our primary sales and marketing focus areas for institutional customers are to:

•
Expand relationships with existing customers by cross-selling additional services and growing the volume of existing services we provide. We believe our customer relationships represent meaningful growth opportunities for us;

•
Develop new customer relationships leveraging a comprehensive suite of services, strong performance and controls. We believe there is a large opportunity to provide our services to potential customers; and

•
Sell new offerings to existing customers and prospects. Some of our newer offerings include our suite of support services for Federal Housing Administration mortgages, Vendorly™, a SaaS-based vendor management platform, Trelix end‑to‑end fulfillment services offering, and residential and commercial loan disbursement processing, risk mitigation and construction inspection services.

Our primary sales and marketing focus areas for consumers are to:

•	Attract home buyers and sellers to Owners.com and Hubzu.com with a compelling value proposition through online marketing, search engine optimization and public relations; and

•	Leverage local real estate agents to provide personalized service to existing and prospective customers.
Given the highly regulated nature of the industries that we serve and the comprehensive purchasing process that our institutional customers and prospects follow, the time and effort we spend in expanding relationships or winning new relationships is significant. For example, it can often take more than one year from the request for proposal or qualified lead stage to the selection of Altisource as a service provider. Furthermore, following the selection of Altisource, it is not unusual for it to take an additional six to twelve months or more to negotiate the services agreement(s), complete the implementation procedures and begin receiving referrals.

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
As of December 31, 2018, we have been awarded one patent that expires in 2023, two patents that expire in 2024, eight patents that expire in 2025, three patents that expire in 2026, two patents that expire in 2027, two patents that expire in 2029, one patent that expires in 2030 and one patent that expires in 2036. In addition, we have registered trademarks, or recently filed applications for the registration of trademarks, in a number of jurisdictions including the United States, the European Union (“EU”), India and nine other jurisdictions. These trademarks generally can be renewed indefinitely, provided they are being used in commerce.
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
The markets to provide services for mortgage servicers and mortgage originators are highly competitive and generally consist of national companies, in-house providers and a large number of regional and local providers. We typically compete based upon product and service awareness and offerings, product and service delivery, quality and control environment, technology integration and support, price and financial strength.
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
Employees
As of December 31, 2018, we had the following number of employees:

	United States	India	Philippines	Uruguay	Luxembourg	Consolidated Altisource

Mortgage Market	592	2,093	125	7	1	2,818
Real Estate Market	103	110	85	1	6	305
Other Businesses, Corporate and Eliminations	493	1,903	473	122	14	3,005

Total employees	1,188	4,106	683	130	21	6,128

We have not experienced any work stoppages and we consider our relations with employees to be good. We believe our future success will depend, in part, on our continuing ability to attract, hire and retain skilled and experienced personnel.
Seasonality
Certain of our revenues are impacted by seasonality. Specifically, revenues from property sales, loan originations and certain property preservation services typically tend to be at their lowest level during the fall and winter months and at their highest level during the spring and summer months. In addition, the asset recovery management business typically tends to be higher in the first quarter, as borrowers may utilize tax refunds and bonuses to pay debts, and generally declines throughout the remainder of the year.
Government Regulation
Our business and the business of our customers are or may be subject to extensive scrutiny and regulation by federal, state and local governmental authorities including the Federal Trade Commission (“FTC”), the Consumer Financial Protection Bureau (“CFPB”), the Securities and Exchange Commission (“SEC”), the Department of Housing and Urban Development (“HUD”), various federal and state banking, financial and consumer regulators and the state and local agencies that license or oversee certain of our auction, real estate brokerage, mortgage and debt collection services, trustee services, property management services and insurance services. We also must comply with a number of federal, state and local consumer protection laws including, among others:

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
In addition to federal and state laws regarding privacy and data security, we are also subject to data protection laws in the countries in which we operate. Additionally, certain of our entities are or may be subject to the European General Data Protection Regulation (“GDPR”).
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

Our failure or the failure of our customers or vendors to comply with applicable laws or regulations or changing interpretation of such laws or regulations could subject the Company to criminal or civil liability, significant penalties, fines, settlements, costs and consent orders affecting us or our customers that may curtail or restrict the business as it is currently conducted and could have an adverse effect on our financial condition or results of operations.
Furthermore, certain of our services are provided at the direction of, and pursuant to, the identified requirements of our customers. The failure of our customers to properly identify or account for regulatory requirements applicable to such services could expose us to significant penalties, fines, settlements, costs and consent orders that could have an adverse effect on our financial condition or results of operations.
We may be subject to licensing and regulation as a provider of certain services including, among others, services as a mortgage origination underwriter, mortgage broker, valuation provider, appraisal management company, asset manager, property manager, property renovator, property lessor, title insurance agent, insurance broker and underwriter, real estate broker, auctioneer, foreclosure trustee and debt collector in a number of jurisdictions. Our employees and subsidiaries may be required to be licensed by or registered with various jurisdictions for the particular type of service sold or provided and to participate in regular continuing education programs. Periodically, we are subject to audits, examinations and investigations by federal, state and local governmental authorities and receive subpoenas, civil investigative demands or other requests for information from such governmental authorities in connection with their regulatory or investigative authority. Due to the inherent uncertainty of such actions, it is often difficult to predict the potential outcome or estimate any potential financial impact in connection with any such inquiries.
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
The performance and growth of certain of our businesses are dependent on the number of outstanding mortgages, mortgage delinquency rates, volume of residential loan originations and single family residential real estate transactions in the United States. In the event of an economic slowdown, increase in interest rates or any other factor that would lead to a decrease in the volume of residential real estate transactions, our origination services and residential real estate brokerage business could be adversely affected. A strengthening economy and housing market, or changes in applicable regulations or requirements in dealing with delinquent borrowers or regarding foreclosure practices, may result in lower delinquencies or foreclosures, negatively impacting our default-related businesses. Further, in the event that adverse economic conditions or other factors lead to a decline in levels of home ownership and a reduction in the aggregate number of United States mortgage loans outstanding, our revenues and results of operations could be adversely affected.
Our business is subject to substantial competition.
The markets for our services are very competitive. Our competitors vary in size and in the scope and breadth of the services they offer. We compete for existing and new customers against both third parties and the in-house capabilities of our customers and potential customers. Some of our competitors are more established, better known, have a stronger reputation and greater resources, and some have widely-used technology platforms which they seek to use as a competitive advantage to drive sales of other competing products and services. Some of our competitors may have additional competitive advantages over us. In addition, we expect the markets in which we compete will continue to attract new competitors, and that our competitors will develop new products, services and technologies. These new products, services and technologies may render our existing offerings obsolete and our competitors’ offerings may gain market acceptance over our offerings. Furthermore, we may not be able to meet the terms of our customers’ service level agreements or otherwise meet our customers’ expectations. There can be no assurance we will be able to compete successfully against current or future competitors or that competitive pressures we face in the markets in which we operate will not adversely affect our business, financial condition and results of operations.
Ocwen is currently our largest customer and the loss of Ocwen as a customer or a significant reduction in the volume of services that we provide to Ocwen could adversely affect our business and results of operations.
During the year ended December 31, 2018, Ocwen was our largest customer, accounting for 52% of our total revenue. Additionally, 6% of our revenue for the year ended December 31, 2018 was earned on the loan portfolios serviced by Ocwen, when a party other than Ocwen or the MSR owner selected Altisource as the service provider.
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
Furthermore, Altisource and Ocwen entered into an agreement on February 22, 2019 that, among other things, facilitates Ocwen’s transition from REALServicing and related technologies to another mortgage servicing software platform. There can be no assurance that we will be able to integrate our systems and technologies with Ocwen’s new mortgage servicing platform or inter-operate with Ocwen’s new mortgage servicing platform without adversely impacting our business and results of operations.
There may be other events that could cause the loss of Ocwen as a customer or reduce the size of our relationship with Ocwen, or that could otherwise adversely affect the revenues we earn from Ocwen, and adversely affect our business and results of operations.
We entered into the Brokerage Agreement with NRZ’s licensed brokerage subsidiary with respect to the Subject MSRs. If the Brokerage Agreement is terminated, our business and results of operations could be affected.
Ocwen has disclosed that NRZ is its largest client. As of September 30, 2018, NRZ owned MSRs or rights to MSRs relating to approximately 57% of loans serviced and subserviced by Ocwen (measured in UPB). In July 2017 and January 2018, Ocwen and NRZ entered into a series of agreements pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer from Ocwen to NRZ of Ocwen’s legal title to the Subject MSRs and under which Ocwen will subservice mortgage loans underlying the Subject MSRs for an initial term of five years.
On August 28, 2017, Altisource, through its licensed subsidiaries, entered into the Brokerage Agreement with NRZ which extends through August 2025. Under this agreement and related amendments, Altisource remains the exclusive provider of brokerage services for REO associated with the Subject MSRs, irrespective of the subservicer. NRZ’s brokerage subsidiary receives a cooperative brokerage commission on the sale of certain REO properties from these portfolios subject to certain exceptions. The Brokerage Agreement can be terminated by Altisource at Altisource’s discretion if a services agreement is not signed by Altisource and NRZ. The Brokerage Agreement may otherwise only be terminated upon the occurrence of certain specified events. Termination events include, but are not limited to, a breach of the terms of the Brokerage Agreement (including, without limitation, the failure to meet performance standards and non-compliance with law in a material respect), the failure to maintain licenses which failure materially prevents performance of the contract, regulatory allegations of non-compliance resulting in an adversarial proceeding against NRZ, voluntary or involuntary bankruptcy, appointment of a receiver, disclosure in a Form 10-K or Form 10-Q that there is significant uncertainty about Altisource’s ability to continue as a going concern, failure to maintain a specified level of cash and an unapproved change of control. The Services LOI expired on December 15, 2018. Altisource is providing services on the Subject MSRs pursuant to its agreements with Ocwen, and we have not exercised our right to terminate the Brokerage Agreement. If any one of these termination events occurs and the Brokerage Agreement is terminated, this could have a material adverse impact on our future revenue and results of operations.
We are providing other default-related services for the Subject MSRs subject to our agreements with Ocwen, and we do not have a services agreement with NRZ. If NRZ significantly reduces the volume of default-related services for the Subject MSRs, our business and results of operations could be affected.
The Services LOI expired on December 15, 2018. Altisource is providing services on the Subject MSRs pursuant to its agreements with Ocwen. Since the Services LOI expired, we believe Altisource has continued to receive the fee-based-service referrals on the Subject MSRs on an uninterrupted basis. While we believe that our agreements with Ocwen require the use of Altisource as service provider on the Subject MSRs, there can be no assurance that NRZ will not challenge our position or exercise its purported right to assign other service providers or that the fee-based service referrals will continue in whole or in part. If Altisource were no longer providing services for some or all of the Subject MSRs, this could have a material adverse impact on our future revenue and results of operations.
Our continuing relationship with Ocwen may inhibit our ability to attract and retain other customers.
Given the significance of our relationship with Ocwen and the regulatory scrutiny of Ocwen and Altisource, we may encounter difficulties in attracting new customers and retaining existing customers. Should these and other potential customers view Altisource as part of Ocwen or as too closely related to or dependent upon Ocwen or view Altisource as being subject to or at risk of regulatory scrutiny, they may be unwilling to utilize our services and our non-Ocwen growth could be inhibited as a result and our results of operations could be adversely impacted.
We have key customer relationships, other than Ocwen and NRZ, the loss of which could affect our business and results of operations.
While no individual client, other than Ocwen and NRZ, represents more than 10% of our consolidated revenue, we are exposed to customer concentration risks beyond Ocwen and NRZ, particularly in our financial services businesses. Most of our customers are not contractually obligated to continue to use our services at historical levels or at all. The loss of any of these key customers or their failure to pay us could reduce our revenue and adversely affect our results of operations.
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
Technology disruptions, failures, defects or inadequacies, development delays or installation difficulties, acts of vandalism or the introduction of harmful code could damage our business operations and increase our costs.
Disruptions, failures, defects or inadequacies in our technology or technology we acquire from third parties, delays in the development of our technology or acts of vandalism, system attacks or the introduction of malicious code to our technology or software, may interrupt or delay our ability to provide services to our customers or cause the loss, corruption or disclosure of data. Any sustained and repeated disruptions in these services may have an adverse impact on our and our customers’ results of operations and, in the case of acts of vandalism or introduction of harmful code, could necessitate improvements to our physical and cyber security practices that may require an investment of money, time and resources. Further, our customers may require changes and improvements to the systems we provide to them to manage the volume and complexity, laws or regulations of their businesses, which changes and improvements may be unfeasible, unsuccessful, costly or time-consuming to implement or may create disruptions in our provision of services to customers, which may have an adverse impact on our business operations or financial condition, or increase our costs. Additionally, the improper implementation or use of Altisource technology by customers could impact the operation of that technology, and potentially cause harm to our reputation, loss of customers, negative publicity or exposure to liability claims or government investigations or actions, and our results of operations could be adversely impacted.
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
We rely on data from public and private sources to maintain and grow some of our businesses (such as Owners.com and RentRange®) and to maintain our databases (such as multiple listing service data). Our data sources could cease providing or reduce the availability, type, details or other aspects of their data to us or increase the price we pay for their data. If a number of suppliers are no longer able or are unwilling to provide us with certain data, or if our sources of data become unavailable or too expensive, we may need to find alternative sources. If we are unable to identify and contract with suitable alternative data suppliers and efficiently and effectively integrate these data sources into our service offerings, we could experience service disruptions, increased costs and reduced quality of our services. New legal restrictions could limit the use or dissemination of data in a manner that adversely impacts our products, services or operations. Significant price increases or restrictions could have a material adverse effect on our business, results of operations or financial condition, in particular if we are unable to arrange for substitute sources of data on commercially reasonable terms or at all.
The Company’s databases containing our proprietary information, the proprietary information of third parties and personal information of our customers, vendors and employees could be breached, which could subject us to adverse publicity, investigations, costly government enforcement actions or private litigation and expenses.
As part of our business and operation of our technology, we maintain proprietary information belonging to the Company or third parties in tangible and electronic forms and electronically receive, process, store and transmit personal information (including, but not limited to personally identifiable information) (“PI”) and confidential and sensitive business information of ourselves and of our customers, vendors and employees. We also rely extensively on the operation of technology networks and systems that are administered by third parties, including the Internet and cloud based solutions. We rely on the security of our facilities, networks, databases, systems and processes and, in certain circumstances, those of third parties, such as vendors, to protect our proprietary information and PI in our possession and information about our customers, vendors and employees. Hackers, criminals and others are constantly devising schemes to circumvent security safeguards and other large and small companies have suffered serious data security breaches. If our controls and those of our vendors are not effective, are outdated or do not exist, unauthorized parties may gain access to our networks or databases, or those of our vendors, and they may be able to steal, publish, delete, or modify our sensitive proprietary information and sensitive third party information, including PI. In addition, employees may intentionally or inadvertently cause data or security breaches that result in unauthorized release of such PI, proprietary or confidential information. In such circumstances, our business could suffer and we could be held liable to our customers, vendors, other parties or employees, as well as be subject to notification requirements or regulatory or other actions for breaching privacy laws or failing to adequately protect such information. This could result in costly investigations and litigation, civil or criminal penalties, large scale remediation requirements, operational changes or other response measures, significant penalties, fines, settlements, costs, consent orders, loss of consumer confidence in our security measures and negative publicity that could adversely affect our financial condition, results of operations and reputation. Furthermore, customer and governmental authorities increasingly impose more stringent security obligations on us, our services and the security of our customers’ data and PI, and impose new liabilities for data breaches, all of which could have an adverse effect on us and our results of operations.
Our business is susceptible to disruption from natural disasters or intentional acts of destruction that may render certain of our assets and business facilities unusable for an extended period of time.
Our physical facilities and technology infrastructure, including infrastructure provided by third parties, is susceptible to disruption due to natural disasters or intentional acts of destruction that could impair or prevent our use of such facilities and infrastructure for an extended period of time. Current business continuity plans, back-up facilities and technology infrastructure may not be adequate or sufficient to remotely operate for an extended period of time, and current business interruption insurance may not be adequate to sufficiently compensate for any loss, in the event of a natural disaster or intentional act of destruction. Furthermore, certain of our assets are concentrated in geographical areas that may be affected by natural disasters, which may result in limited access to those assets, significant damage to such assets or destruction of such assets. Interruptions in our operations for an extended period of time and/or damage or destruction of assets and facilities could have an adverse effect on our business, financial condition or results of operations.
We have long development and sales cycles for many of our services, analytics and technology solutions and if we fail to close sales after expending significant time and resources to do so, our business, financial condition and results of operations may be adversely affected.
We have long development and sales cycles for many of our services, analytics and technology solutions. We may expend significant time and resources in pursuing a particular customer or customers that does not generate revenue or pursuing a particular service or solution for our existing customers that does not generate revenue. We may encounter delays when developing new services or technology solutions. Changes in relevant regulations or industry practices may render existing solutions or ongoing development efforts obsolete or require significant modifications. We may experience difficulties in installing or integrating our services and technologies on platforms used by our customers. Further, defects in our technology solutions, errors or delays in the processing of electronic transactions or other difficulties could result in interruption of business operations, delay in market acceptance, additional development and remediation costs, loss of customers, negative publicity or exposure to liability claims, and our results of operations could be adversely impacted.
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
We also face counterparty risk when purchasing reinsurance from third party reinsurers. The insolvency or unwillingness of any of our present or future reinsurers to contract with us or make timely payments to us under the terms of our reinsurance agreements could have an adverse effect on us. Further, there is no certainty that we will be able to purchase the amount or type of reinsurance we desire in the future or that the reinsurance we desire will be available on terms we consider acceptable or with reinsurers with whom we want to do business. Any failure of our insurance underwriting loss limitation methods or similar insurance related risks described above could adversely impact our results of operations.
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
Under certain of the Company’s material agreements, such as its senior secured term loan agreement, a change of control would be deemed to occur if, among other things, a “group” (as that term is used in Sections 13(d) and 14(d) of the Exchange Act) is formed by shareholders holding beneficial ownership of a defined percentage of the combined voting power and/or economic interest of the Company’s capital stock. The Company’s Brokerage Agreement with NRZ’s licensed brokerage subsidiary contains a similar provision, and the Company may enter into material agreements in the future that contain similar provisions. The formation of a “group” could occur without the involvement of or input by the Company, and the Company is not in a position to prevent such an event from occurring. Such a change of control could constitute a termination event or an event of default under these agreements. If any of these agreements were terminated, or if the event of default is not waived, this could have a material adverse impact on the Company’s future revenue, results of operations and financial position.
Our business and the business of our customers are subject to extensive scrutiny and regulation, and the perceived failure or failure to comply with existing or new regulations or license requirements may adversely impact us.
Our business and the business of our customers are subject to extensive scrutiny and regulation by federal, state and local governmental authorities including the FTC, the CFPB, the SEC, the HUD and the state and local agencies that license or oversee certain of our auction, real estate brokerage, mortgage and debt collection services, trustee services and insurance services. We also must comply with a number of federal, state and local consumer protection laws including, among others, ADA, CHBR, CAN- SPAM, ECOA, FACTA, FCRA, FDCPA, Fair Housing Act, the FTC Act, GLBA, HARP, HMDA, HOEPA, RPAPL, RESPA, the SAFE Act, SCRA, TCPA, TILA, UDAAP and FCPA. We are also subject, or may in the future become subject, to various foreign laws and regulations as well, including those pertaining to data protection, such as the GDPR. These foreign, federal, state and local requirements can and do change as statutes and regulations are enacted, promulgated or amended. Furthermore, the interpretation or enforcement by regulatory authorities of these requirements may change over time. The creation of new regulatory authorities or changes in the regulatory authorities overseeing applicable laws and regulations may also result in changing interpretation or enforcement of such laws or regulations. We are also subject to licensing and regulation as a provider of certain services including, among others, services as a mortgage origination underwriter, valuation provider, appraisal management company, asset manager, property manager, title insurance agent, insurance broker and underwriter, real estate broker, auctioneer, foreclosure trustee and debt collector in a number of states. Our employees and subsidiaries may be required to be licensed by various state commissions for the particular type of service provided and to participate in regular continuing education programs. We incur significant ongoing costs to comply with licensing requirements and governmental regulations and to respond to government and regulatory confidential inquiries, audits, regulatory examinations and other similar matters. We also may lose or fail to maintain required licenses necessary to continue to do business in certain of our markets, which could have an adverse effect on our financial condition or results of operations.
Participants in the industries in which we operate are subject to a high level of government and regulatory scrutiny. This scrutiny has included review by federal and state governmental authorities of all aspects of the mortgage servicing and lending industries and the debt collection industry, including an increased legislative and regulatory focus on consumer protection practices. Our and our customers’ failure to comply with applicable laws, regulations, consent orders or settlements could subject us to civil and criminal liability, loss of licensure, damage to our reputation in the industry, significant penalties, fines, settlements, adverse publicity, litigation, including class action lawsuits or administrative enforcement actions, costs and consent orders against us or our customers that may curtail or restrict our business as it is currently conducted. If governmental authorities continue to impose new or more restrictive requirements or enhanced oversight, we may be required to increase or decrease our prices, modify our contracts or course of dealing and/or we may incur significant additional costs to comply with such requirements. Also, if we are unable to adapt our products and services to conform to the new laws and regulations, or if these laws and regulations have a negative impact on our clients, we may experience client losses or increased operating costs. Any of the foregoing outcomes could have an adverse effect on our financial condition or results of operations. Furthermore, even if we believe we complied with such laws and regulations, we may choose to settle enforcement actions or lawsuits in order to avoid the potentially significant costs of defending such actions or lawsuits and to further avoid the risk of increased damages if we ultimately were to receive an unfavorable outcome.
In addition, certain of our technology and other services are provided at the direction and pursuant to the identified requirements of our customers. The failure of our customers to properly identify or account for regulatory requirements applicable to such technology and services or to use such technology or services in a compliant manner could expose us to significant penalties, fines, settlements, costs and consent orders that could have an adverse effect on our financial condition or results of operations.
Periodically, we are subject to audits and examinations by federal, state and local governmental authorities and receive subpoenas, civil investigative demands or other requests for information from such governmental authorities in connection with their regulatory or investigative authority. We are currently responding to such inquiries from governmental authorities relating to certain aspects of our business, including as set forth in the Government Regulation section of Item 1 of Part I, “Business” above. Responding to such audits, examinations and inquiries will cause us to incur costs, including legal fees or other charges, which may be material in amount, and in addition, may result in management distraction or may cause us to modify or terminate certain services we currently offer. If any such audits, examinations or inquiries result in allegations or findings of non-compliance, we could incur significant penalties, fines, settlements, costs and consent orders that may curtail, restrict or otherwise have an adverse effect on our business and results of operations. Furthermore, even if we believe we complied with applicable laws and regulations, we may choose to settle such allegations with the governmental authorities in order to avoid the potentially significant costs of defending such allegations and to further avoid the risk of increased damages if we ultimately were to receive an unfavorable outcome, but such settlements may also result in further claims or create issues for existing and potential customers.

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
Our customers are subject to government regulation, requiring our customers to, among other things, oversee their vendors and maintain documentation that demonstrates their oversight. If our performance does not meet or is perceived not to meet such requirements, our results of operations could be adversely affected.
Our customers are subject to a variety of federal, state and local government regulations, including the Bank Service Company Act and those promulgated by the CFPB and others, as well as consent orders and settlements. The foregoing may require our customers to oversee their vendors and document the procedures performed to demonstrate that oversight. Altisource, as a vendor, is subject to oversight by our customers. If we do not meet the standards established by or imposed upon our customers or if any other oversight procedures result in a negative outcome for Altisource, we may lose customers, may no longer be granted referrals for certain services, or may have to conform our business to address these standards, negatively impacting our business and results of operations. Even if Altisource satisfies its contractual obligations to its clients, regulators may allege that products or services provided by Altisource fail to meet applicable regulatory requirements.
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
Certain of our subsidiaries provide services in the United States and several countries internationally. Those jurisdictions are subject to changing tax environments, which may result in higher operating expenses and/or taxes and which may introduce uncertainty as to the application of tax laws and regulations to our operations. Furthermore, we may determine that we owe additional taxes or may be required to pay taxes for services provided in prior periods as interpretations of tax laws and regulations are clarified or revised. We may not be able to raise our prices to customers or pass-through such taxes to our customers or vendors, which could adversely affect our results of operations. In addition, if we fail to accurately anticipate or apply tax laws and regulations to our operations, we could be subject to liabilities and penalties.
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
We hold our cash and cash equivalents at various financial institutions. In addition, we hold customers’ deposits in escrow and trust accounts at various financial institutions pending completion of certain real estate activities. We also hold cash in trust accounts at various financial institutions where contractual obligations mandate maintaining dedicated bank accounts. These amounts are held in escrow and trust accounts for limited periods of time and are not included in the accompanying consolidated balance sheets. We may become liable for funds owed to third parties as a result of the failure of one or more of these financial institutions, in addition to loss of our cash and cash equivalents, and there is no guarantee we would recover the funds deposited, whether through Federal Deposit Insurance Corporation coverage, private insurance or otherwise and our results of operations could be adversely impacted.
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
We hold our cash and cash equivalents at various financial institutions. In addition, we hold customers’ deposits in escrow and trust accounts at various financial institutions pending completion of certain real estate activities. These cash balances expose us to purposeful misappropriation of cash by employees or others and unintentional mistakes resulting in a loss of cash which may not be recoverable. In addition, we may become liable for funds owed to third parties as a result of such purposeful misappropriation of cash by employees or others and unintentional mistakes resulting in a loss of cash held in escrow and trust accounts, and there is no guarantee we would recover the lost funds from the party or parties involved in a fraudulent or inadvertent misappropriation of cash and our results of operations could be adversely impacted.
Our primary source of liquidity is cash flows from operations. We seek to deploy cash generated in a disciplined manner, including to repurchase and repay our senior secured term loan and, from time to time, repurchase shares of our common stock, make capital investments and make acquisitions. We may not continue to deploy cash as we have in the past.
While we have historically used cash from operations to repurchase and repay our senior secured term loan, repurchase shares of our common stock, make capital investments and make acquisitions, there is no guarantee that we will continue to do so or that we will do so at attractive prices. Furthermore, there is no guarantee that cash from operations will be available for repurchasing our senior secured term loan, repurchasing shares of our common stock, making capital investments and making acquisitions. Also, we may not repurchase our senior secured term loan and common stock, make capital investments and acquisitions at the same levels as in the past. In addition, while the Company has not historically declared dividends, the Company may decide in the future to declare a dividend rather than, or in addition to, repurchasing our senior secured term loan and/or repurchasing shares of our common stock, making capital investments and/or acquisitions. If we continue or increase such repurchases, make or increase capital investments and acquisitions or declare a dividend, we may not have sufficient cash for other opportunities that may arise.
Our senior secured term loan makes us more sensitive to the effects of economic change, including economic downturns and interest rate increases; our level of debt and provisions in our senior secured term loan agreement could limit our ability to react to changes in the economy or our industry.
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

•
requiring us to use a portion of our excess cash flow, as defined in the debt agreement, to repay debt in the event our net debt less marketable securities to EBITDA ratios, as defined in the debt agreement, exceed certain thresholds; and

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
In addition, our senior secured term loan agreement contains covenants that limit our flexibility in planning for, or reacting to changes in, our business and our industry, including limitations on incurring additional indebtedness, making investments, adding new product lines, granting liens and merging or consolidating with other companies. Complying with these covenants may impair our ability to finance our future operations or capital needs or to engage in other favorable business activities.
Our failure to comply with the covenants or terms contained in our senior secured term loan agreement, including as a result of events beyond our control, could result in an event of default which could adversely affect our operating results and our financial condition.
Our senior secured term loan agreement requires us to comply with various operational, reporting and other covenants or terms including, among other things, limiting us from engaging in certain types of transactions. If there were an event of default under our senior secured term loan agreement that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be immediately due and payable. There can be no assurance that our assets or cash flows would be sufficient to fully repay borrowings under our outstanding senior secured term loan if accelerated upon an event of default or that we would be able to refinance or restructure the payments on the senior secured term loan.
We may be unable to repay the balance of our senior secured term loan upon maturity in April 2024, particularly if cash from operations declines and assets are not readily available for sale.
Our senior secured term loan agreement requires us to repay the outstanding balance due in April 2024 ($283.3 million, based on scheduled repayments through the maturity date). If our cash from operations declines, there can be no assurance that our cash balances and other assets readily available for sale would be sufficient to fully repay borrowings under our outstanding senior secured term loan upon maturity in April 2024 or that we will be able to refinance the remaining portion of the debt prior to the due date.
Our failure to maintain certain net debt less marketable securities to EBITDA ratios contained in our senior secured term loan agreement could result in required payments to the lenders of a percentage of our excess cash flows, which could adversely affect our ability to use our excess cash flows for other purposes.
Our senior secured term loan agreement requires us to distribute to our lenders 50% of our consolidated excess cash flows, as defined in the senior secured term loan agreement, if our net debt less marketable securities to EBITDA ratio, as defined in the senior secured term loan agreement, exceeds 3.50 to 1.00 and 25% of our consolidated excess cash flows if our net debt less marketable securities to EBITDA ratio is 3.50 to 1.00 or less, but greater than 3.00 to 1.00. If we were required to distribute a portion of our excess cash flows to our lenders, we may be limited in our ability to support our business, grow our business through acquisitions or investments in technology and we may be limited in our ability to repurchase our common stock. There can be no assurance that we will maintain net debt less marketable securities to EBITDA ratios at levels that will not require us to distribute a portion of our excess cash flows to lenders.
If we fail to maintain adequate internal controls, our ability to prepare accurate and timely financial statements could be impaired, which could adversely affect investor confidence in our reported financial information.
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
Our ability to retain existing customers and expand those relationships and attract new customers is subject to a number of risks including the risk that we do not:

•	execute on our strategic businesses;

•	maintain or improve the quality and legal, regulatory and contractual compliance of services we provide to our customers;

•	meet or exceed the expectations of our customers;

•	maintain a good reputation;

•	successfully leverage our existing customer relationships to sell additional services; and

•	attract new customers.
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
The markets for our services are characterized by constant technological change, our customers’ and competitors’ frequent introduction of new services and evolving industry standards and government regulation. We are currently in the process of, and from time to time will be, developing and introducing new services and technologies and improvements to existing services and technologies. Our future success will be significantly affected by our ability to complete our current efforts and in the future enhance, primarily through use of automation, econometrics and behavioral science principles, our services and develop and introduce new services that address the increasingly sophisticated needs of our customers and their customers. These initiatives carry the risks associated with any new service development effort, including cost overruns, delays in delivery and performance effectiveness. There can be no assurance that we will be successful in developing, marketing and selling new and improved technologies and services. In addition, we may experience difficulties that could delay or prevent the successful development, introduction and marketing of these services. Our services and their enhancements may also not adequately meet the demands of the marketplace or governmental authorities and achieve market acceptance.
Many of our institutional customers are consolidating the number of service providers, and we may face significant pricing pressures.
Institutional customers of our default-related services and origination services are undergoing vendor consolidation efforts, reducing the number of service providers employed. If we are not able to maintain our customer relationships in the face of such consolidation, we could lose some of our customers. In addition, certain prices that we can charge may be dictated by GSEs and/or our institutional customers and we may not be able to reduce our vendor costs in order to maintain our profitability for those services. Any of these results could have a negative impact on our financial condition and results of operations and our ability to maintain and grow our operations.
Our ability to meet our growth objectives is dependent on the timing and market acceptance of our existing and new service offerings.
Our ability to grow may be adversely affected by difficulties or delays in service development or the inability to gain market acceptance of existing and new services to existing and new customers. There are no guarantees that existing and new services will prove to be commercially successful, and our results of operations could be adversely impacted.
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
We may be unable to reduce our cost structure in a timely manner in connection with a significant loss of revenue and/or customers.
Our cost structure is composed of variable costs, which may be largely controllable with changes in revenue and/or our customer base, and fixed costs, which are less controllable with changes in revenue and/or our customer base, including interest associated with our senior secured term loan. If we are unable to reduce our cost structure consistent with a significant decline in revenue, our results of operations, cash flows and financial position could be adversely affected.
Risks Related to International Business
Our international operations subject us to additional risks which could have an adverse effect on our results of operations.
We have attempted to control our operating expenses by utilizing lower cost labor in foreign countries such as India, the Philippines and Uruguay. As of December 31, 2018, 4,919 of our employees were based in India, the Philippines and Uruguay. These countries are subject to relatively higher degrees of political and social instability and may lack the infrastructure to withstand political unrest or natural disasters. The occurrence of natural disasters or political or economic instability in these countries could interfere with work performed by these labor sources, or could result in our having to replace or reduce these labor sources. Such disruptions could decrease efficiency, increase our costs and have an adverse effect on our financial condition or results of operations.
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
The FCPA and other applicable anti-corruption laws and regulations prohibit certain types of payments by our employees, vendors and agents. Any violation of the applicable anti-corruption laws or regulations by us, our subsidiaries or our local agents could expose us to significant penalties, fines, settlements, costs and consent orders that may curtail or restrict our business as it is currently conducted and could have an adverse effect on our financial condition or results of operations.
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
In the fourth quarter of 2017, the United States amended its tax code which resulted in the reduction of the United States corporate tax rate. This tax code amendment changed our consolidated effective income tax rate, including compared to our competitors, and could adversely affect our results of operations.
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
Our consolidated effective income tax rate for financial reporting purposes may change periodically due to the creation of, and our ability to utilize, net operating loss and tax credit carryforwards, changes in enacted tax rates and fluctuations in the mix of income earned from our domestic and international operations, and could adversely affect our financial condition and results of operations.
The Company has a significant net operating loss recognized by one of Altisource’s Luxembourg subsidiaries, Altisource S.à r.l. The utilization of this net operating loss is dependent on future earnings of Altisource S.à r.l., which may not occur before the net operating loss expires.
In connection with a merger of two of the Company’s wholly-owned subsidiaries in December 2017, which was recognized at fair value, a net operating loss of $1.3 billion with a 17 year life was generated, creating a deferred tax asset of $342.6 million. If Altisource S.à r.l. is unable to generate sufficient pretax income by 2034, the Company may not be able to fully utilize the net operating loss within this 17 year period which could have an adverse effect on our financial condition and results of operations.

Risks Related to Our Employees
Our success depends on members of our Board of Directors, our executive officers and other key personnel.
Our success is dependent on the efforts and abilities of members of our Board of Directors, our executive officers and other key employees, many of whom have significant experience in the real estate and mortgage, financial services and technology industries. In particular, we are dependent on the services of members of our Board of Directors and key executives at our corporate headquarters and personnel at each of our segments. The loss of the services of any of these members of our Board of Directors, executives or key personnel, for any reason, could have an adverse effect upon our business, financial condition and results of operations.
Our inability to attract, motivate and retain skilled employees may adversely impact our business.
Our business is labor intensive and places significant importance on our ability to recruit, engage, train and retain skilled employees. Additionally, demand for qualified technical and software professionals conversant in certain technologies may exceed supply as additional skills are required to keep pace with evolving computer technology. Our ability to recruit and train employees is critical to achieving our growth objective. Our inability to attract and retain skilled employees or an increase in wages or other costs of attracting, training or retaining skilled employees could have an adverse effect on our business, financial condition and results of operations.
We make extensive use of independent contractors in certain of our lines of business. If we are required to reclassify independent contractors as employees, we may incur fines and penalties and additional costs and taxes which could adversely affect our business, financial condition and results of operations.
We are increasingly using independent contractors in our operations for whom we do not pay or withhold any federal, state or local employment tax or provide employee benefits. There are a number of tests used in determining whether an individual is an employee or an independent contractor. There can be no assurance that legislative, judicial or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change, or at least challenge, the classification of our independent contractors. Although we believe we have properly classified our independent contractors, the U.S. Internal Revenue Service or other U.S. federal or state authorities or similar authorities of a foreign government may determine that we have misclassified our independent contractors for employment tax or other purposes and, as a result, seek additional taxes from us, require us to pay certain compensation or benefits to wrongly classified employees, or attempt to impose fines or penalties. If we are required to pay employer taxes, pay backup withholding, or pay compensation or benefits with respect to prior periods with respect to or on behalf of our independent contractors, our operating costs will increase, which could adversely impact our business, financial condition and results of operations.
Risks Related to Our Relationships
We could have conflicts of interest with Ocwen, NRZ, and certain of our shareholders, members of management, and members of our Board of Directors, which may be resolved in a manner adverse to us.
We have significant business relationships with and provide services to Ocwen and to NRZ. We are aware, based on public filings, that our largest shareholder, William C. Erbey, owns or controls common stock in Altisource and Ocwen. As of December 31, 2018 and February 19, 2019, based on public filings, Mr. Erbey reported beneficially owning or controlling approximately 37% of the common stock of Altisource and approximately 5% of the common stock of Ocwen. In addition, certain members of our management and independent members of our Board of Directors (or entities affiliated with such Board of Directors members) have direct or beneficial equity interests in Ocwen or in NRZ, including in one instance, equity interests in Ocwen of slightly less than 10% as well as Ocwen’s debt. Such interests could create, or appear to create, potential conflicts of interest with respect to matters potentially or actually involving or affecting us and Ocwen or NRZ.
There can be no assurance that we will implement measures that will enable us to manage potential conflicts with Ocwen or NRZ. There can be no assurance that any current or future measures that may be implemented to manage potential conflicts will be effective or that we will be able to manage or resolve all potential conflicts with Ocwen or NRZ, and, even if we do, that the resolution will be no less favorable to us than if we were dealing with another third party that has none of the connections we have with Ocwen or NRZ.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our principal executive offices are located in leased office space in Luxembourg, Grand Duchy of Luxembourg. A summary of our principal leased office space as of December 31, 2018 and the segments primarily occupying each location is as follows:

	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations

Luxembourg	X	X	X
United States
Atlanta, GA	X	X	X
Boston, MA	X		X
Endicott, NY			X
Fort Washington, PA	X		X
Plano, TX	X	X	X
Sacramento, CA			X
Southfield, MI	X		X
St. Louis, MO	X	X	X
Tempe, AZ			X
Montevideo, Uruguay	X	X	X
Pasay City, Philippines	X	X	X
India
Bangalore	X	X	X
Mumbai	X	X	X
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
Our businesses are also subject to extensive regulation which may result in regulatory proceedings or actions against us. For further information, see Item 1A of Part I, “Risk Factors” above and Note 25 to the consolidated financial statements.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the NASDAQ Global Select Market under the symbol “ASPS.”
The number of holders of record of our common stock as of February 19, 2019 was 85. The number of beneficial shareholders is substantially greater than the number of holders as a large portion of our common stock is held through brokerage firms.
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
Stock Performance Graph
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Index and the NASDAQ Composite Index for the five year period ending on December 31, 2018. The graph assumes an investment of $100 at the beginning of this period. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	12/31/13	6/30/14	12/31/14	6/30/15	12/31/15	6/30/16	12/31/16	6/30/17	12/31/17	6/30/18	12/31/18

Altisource	$100.00	$72.23	$21.30	$19.41	$17.53	$17.55	$16.76	$13.76	$17.65	$18.39	$14.18
S&P 500 Index	100.00	106.05	111.39	111.62	110.58	113.55	121.13	131.11	144.65	147.07	135.63
NASDAQ Composite Index	100.00	105.54	113.40	119.40	119.89	115.95	128.89	147.02	165.29	179.82	158.87
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2019 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

Issuer Purchases of Equity Securities
On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. As of December 31, 2018, approximately 3.4 million shares of common stock remain available for repurchase under the program. We purchased 1.6 million shares of common stock at an average price of $25.53 per share during the year ended December 31, 2018, 1.6 million shares at an average price of $23.84 per share during the year ended December 31, 2017 and 1.4 million shares at an average price of $26.81 per share during the year ended December 31, 2016. Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of December 31, 2018, we can repurchase up to approximately $139 million of our common stock under Luxembourg law. Our Credit Agreement also limits the amount we can spend on share repurchases, which was approximately $489 million as of December 31, 2018, and may prevent repurchases in certain circumstances.
The following table presents information related to the repurchases of our equity securities during the three months ended December 31, 2018:

Period	Total number of shares purchased (1)	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs(2)

Common stock:
October 1 – 31, 2018	130,629	$27.98	130,629	4,026,110
November 1 – 30, 2018	328,321	22.96	328,321	3,697,789
December 1 – 31, 2018	329,191	22.41	329,191	3,368,598

	788,141	$23.56	788,141	3,368,598
______________________________________

(1)	In addition to the repurchases included in the table above, 9,715 common shares were withheld from employees to satisfy tax withholding obligations that arose from the vesting of restricted shares.

(2)
On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock in the open market, subject to certain parameters, for a period of five years from the date of approval.

ITEM 6.	SELECTED FINANCIAL DATA
The selected financial data as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 has been derived from our audited consolidated financial statements. The historical results may not be indicative of our future performance.
The selected consolidated financial data should be read in conjunction with the information contained in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto in Item 8 of Part II, “Financial Statements and Supplementary Data.”

	For the years ended December 31,
(in thousands, except per share data)	2018	2017	2016	2015	2014

Revenue	$838,202	$942,213	$997,303	$1,051,466	$1,078,916
Cost of revenue	622,165	699,865	690,045	687,327	707,180
Gross profit	216,037	242,348	307,258	364,139	371,736
Operating expenses (income):
Selling, general and administrative expenses	175,670	192,642	214,155	220,868	201,733
Gain on sale of business	(13,688)	—	—	—	—
Restructuring charges	11,560	—	—	—	—
Litigation settlement loss, net of $4,000 insurance recovery	—	—	28,000	—	—
Impairment losses	—	—	—	71,785	37,473
Change in the fair value of Equator® Earn Out	—	—	—	(7,591)	(37,924)
Income from operations	42,495	49,706	65,103	79,077	170,454
Other income (expense), net:
Interest expense	(26,254)	(22,253)	(24,412)	(28,208)	(23,363)
Unrealized loss on investment in equity securities(1)	(12,972)	—	—	—	—
Other income (expense), net	(1,870)	7,922	3,630	2,191	174
Total other income (expense), net	(41,096)	(14,331)	(20,782)	(26,017)	(23,189)

Income before income taxes and non-controlling interests	1,399	35,375	44,321	53,060	147,265
Income tax (provision) benefit	(4,098)	276,256	(12,935)	(8,260)	(10,178)

Net (loss) income	(2,699)	311,631	31,386	44,800	137,087
Net income attributable to non-controlling interests	(2,683)	(2,740)	(2,693)	(3,202)	(2,603)

Net (loss) income attributable to Altisource	$(5,382)	$308,891	$28,693	$41,598	$134,484

(Loss) earnings per share:
Basic	$(0.32)	$16.99	$1.53	$2.13	$6.22
Diluted	$(0.32)	$16.53	$1.46	$2.02	$5.69

Weighted average shares outstanding:
Basic	17,073	18,183	18,696	19,504	21,625
Diluted	17,073	18,692	19,612	20,619	23,634

Outstanding shares (at December 31)	16,276	17,418	18,774	19,021	20,279

Transactions with related parties included above:
Revenue	$—	$—	$—	N/A(2)	$666,800
Cost of revenue	—	—	—	N/A(2)	38,610
Selling, general and administrative expenses	—	—	—	N/A(2)	(268)

Non-GAAP Financial Measures(3)
Adjusted net income attributable to Altisource	$42,609	$55,617	$94,884	$147,942	$171,222
Adjusted diluted earnings per share	$2.43	$2.98	$4.84	$7.18	$7.24
Adjusted EBITDA	$118,279	$130,687	$184,501	$224,544	$236,433

	December 31,
(in thousands)	2018	2017	2016	2015	2014

Cash and cash equivalents	$58,294	$105,006	$149,294	$179,327	$161,361
Investment in equity securities	36,181	49,153	45,754	—	—
Accounts receivable, net	36,466	52,740	87,821	105,023	112,183
Short-term investments in real estate	39,873	29,405	13,025	—	—
Premises and equipment, net	45,631	73,273	103,473	119,121	127,759
Goodwill	81,387	86,283	86,283	82,801	90,851
Intangible assets, net	91,653	120,065	155,432	197,003	245,246
Total assets	741,700	865,164	689,212	721,798	780,122
Long-term debt, net (including current portion)	331,476	409,281	473,545	528,178	580,515
Total liabilities	445,032	525,179	627,018	669,528	738,679
Net debt less investment in equity securities(3)	244,347	259,422	284,605	357,271	430,182

	For the years ended December 31,
(in thousands)	2018	2017	2016	2015	2014

Cash flows from operating activities	$68,402	$66,082	$126,818	$195,352	$197,493
Additions to premises and equipment	3,916	10,514	23,269	36,188	64,846

Non-GAAP Financial Measures(3)
Adjusted cash flows from operating activities	79,370	110,462	139,843	195,352	197,493
Adjusted cash flows from operating activities less additions to premises and equipment	75,454	99,948	116,574	159,164	132,647
_________________________

(1)
Effective January 1, 2018, mark-to-market adjustments of our investment in equity securities are reflected in our results of operations in connection with the adoption of a new accounting principle (previously reflected in comprehensive income).

(2)
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

(3)	These are non-GAAP measures that are defined and reconciled to the corresponding GAAP measures on pages 28 to 32.
Significant events affecting our historical earnings trends from 2016 through 2018, including acquisitions, are described in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

NON-GAAP MEASURES
Adjusted net income attributable to Altisource, adjusted diluted earnings per share, adjusted earnings before interest, taxes depreciation and amortization (“Adjusted EBITDA”), adjusted effective income tax rate, adjusted cash flows from operating activities, adjusted cash flows from operating activities less additions to premises and equipment and net debt less investment in equity securities, which are presented elsewhere in this Annual Report on Form 10-K, are non-GAAP measures used by management, existing shareholders, potential shareholders and other users of our financial information to measure Altisource’s performance and do not purport to be alternatives to net (loss) income attributable to Altisource, diluted (loss) earnings per share, the effective income tax rate, cash flows from operating activities and long-term debt, including current portion, as measures of Altisource’s performance. We believe these measures are useful to management, existing shareholders, potential shareholders and other users of our financial information in evaluating operating profitability and cash flow generation more on the basis of continuing cost and cash flows as they exclude amortization expense related to acquisitions that occurred in prior periods and non-cash share-based compensation expense and/or depreciation expense, financing expense and income taxes, as well as the effect of more significant non-operational items from earnings and cash flows from operating activities and long-term debt net of cash on-hand and investment in equity securities. We believe these measures are also useful in evaluating the effectiveness of our operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. Furthermore, we believe the exclusion of more significant non-operational items enables comparability to prior period performance and trend analysis.
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
Adjusted net income attributable to Altisource is calculated by adding intangible asset amortization expense (net of tax), share-based compensation expense (net of tax), unrealized loss on investment in equity securities (net of tax), sales tax accrual (net of tax), litigation settlement loss, net of insurance recovery (net of tax), restructuring charges (net of tax), loss on debt refinancing (net of tax), goodwill write-off from business exit (net of tax), impairment losses (net of tax) and adding or deducting certain income tax related items relating to the Luxembourg subsidiary merger, other income tax rate changes in Luxembourg and the United States and an increase in foreign income tax reserves (and related interest), and deducting gains associated with reductions of the Equator, LLC (“Equator”) related contingent consideration (“Equator Earn Out”) (net of tax) and gain on sale of business (net of tax) from net (loss) income attributable to Altisource. Adjusted diluted earnings per share is calculated by dividing net income attributable to Altisource plus intangible asset amortization expense (net of tax), share-based compensation expense (net of tax), unrealized loss on investment in equity securities (net of tax), sales tax accrual (net of tax), net litigation settlement loss (net of tax), restructuring charges (net of tax), loss on debt refinancing (net of tax), goodwill write-off from business exit (net of tax), impairment losses (net of tax) and adding or deducting certain income tax related items described above and deducting gains associated with reductions of the Equator Earn Out (net of tax) and gain on sale of business (net of tax), by the weighted average number of diluted shares. Adjusted EBITDA is calculated by deducting income tax benefit from, or adding the income tax provision to, interest expense (net of interest income), depreciation and amortization, intangible asset amortization expense, share-based compensation expense, unrealized loss on investment in equity securities, sales tax accrual, loss on debt refinancing, restructuring charges, goodwill write-off from business exit, the net litigation settlement loss and impairment losses and deducting gains associated with reductions of the Equator Earn Out and gain on sale of business from, net (loss) income attributable to Altisource. The adjusted effective income tax rate is calculated by adding or deducting the net impact of the certain income tax related items described above from the income tax benefit (provision) and dividing the resulting adjusted income tax provision by income before income taxes and non-controlling interests. Adjusted cash flows from operating activities is calculated by adding the cash payment related to the net litigation settlement loss and the increase in short-term investments in real estate to cash flows from operating activities. Adjusted cash flows from operating activities less additions to premises and equipment is calculated by adding the cash payment related to the net litigation settlement loss and the increase in short-term investments in real estate to, and deducting additions to premises and equipment from, cash flows from operating activities. Net debt less investment in equity securities is calculated as long-term debt, including current portion, minus cash and cash equivalents and investment in equity securities.

Reconciliations of the non-GAAP measures to the corresponding GAAP measures are set forth in the following tables:

	For the years ended December 31,
(in thousands, except per share data)	2018	2017	2016	2015	2014

Net (loss) income attributable to Altisource	$(5,382)	$308,891	$28,693	$41,598	$134,484

Intangible asset amortization expense, net of tax	19,905	27,523	36,819	38,187	35,076
Share-based compensation expense, net of tax	7,141	3,311	4,789	4,467	2,081
Gain on sale of business, net of tax	(9,341)	—	—	—	—
Sales tax accrual, net of tax	4,608	—	—	—	—
Restructuring charges, net of tax	8,966	—	—	—	—
Loss on refinancing, net of tax	3,232	—	—	—	—
Goodwill write-off from business exit, net of tax	1,953	—	—	—	—
Unrealized loss on investment in equity securities, net of tax	9,598	—	—	—	—
Certain income tax related items, net	1,588	(284,108)	—	—	—
Net litigation settlement loss, net of tax	341	—	24,583	—	—
Impairment loss, net of tax	—	—	—	70,630	34,884
Gain on Equator Earn Out, net of tax	—	—	—	(6,940)	(35,303)

Adjusted net income attributable to Altisource	$42,609	$55,617	$94,884	$147,942	$171,222

Diluted (loss) earnings per share	$(0.32)	$16.53	$1.46	$2.02	$5.69

Impact of using diluted share count instead of basic share count for a loss per share	0.01	—	—	—	—
Intangible asset amortization expense, net of tax, per diluted share	1.14	1.47	1.88	1.85	1.48
Share-based compensation expense, net of tax, per diluted share	0.41	0.18	0.24	0.22	0.09
Gain on sale of business, net of tax, per diluted share	(0.53)	—	—	—	—
Sales tax accrual, net of tax, per diluted share	0.26	—	—	—	—
Restructuring charges, net of tax, per diluted share	0.51	—	—	—	—
Loss on refinancing, net of tax, per diluted share	0.18	—	—	—	—
Goodwill write-off from business exit, net of tax, per diluted share	0.11	—	—	—	—
Unrealized loss on investment in equity securities, net of tax, per diluted share	0.55	—	—	—	—
Certain income tax related items, net, per diluted share	0.09	(15.20)	—	—	—
Net litigation settlement loss, net of tax, per diluted share	0.02	—	1.25	—	—
Impairment loss, net of tax, per diluted share	—	—	—	3.43	1.48
Gain on Equator Earn Out, net of tax, per diluted share	—	—	—	(0.34)	(1.49)

Adjusted diluted earnings per share	$2.43	$2.98	$4.84	$7.18	$7.24

Calculation of the impact of intangible asset amortization expense, net of tax
Intangible asset amortization expense	$28,412	$35,367	$47,576	$41,135	$37,680
Tax benefit from intangible asset amortization	(8,507)	(7,844)	(10,757)	(2,948)	(2,604)
Intangible asset amortization expense, net of tax	19,905	27,523	36,819	38,187	35,076
Diluted share count	17,523	18,692	19,612	20,619	23,634

Intangible asset amortization expense, net of tax, per diluted share	$1.14	$1.47	$1.88	$1.85	$1.48

	For the years ended December 31,
(in thousands, except per share data)	2018	2017	2016	2015	2014

Calculation of the impact of share-based compensation expense, net of tax
Share-based compensation expense	$10,192	$4,255	$6,188	$4,812	$2,236
Tax benefit from share-based compensation expense	(3,051)	(944)	(1,399)	(345)	(155)
Share-based compensation expense, net of tax	7,141	3,311	4,789	4,467	2,081
Diluted share count	17,523	18,692	19,612	20,619	23,634

Share-based compensation expense, net of tax, per diluted share	$0.41	$0.18	$0.24	$0.22	$0.09

Calculation of the impact of gain on sale of business, net of tax
Gain on sale of business	$(13,688)	$—	$—	$—	$—
Tax provision from gain on sale of business	4,347	—	—	—	—
Gain on sale of business, net of tax	(9,341)	—	—	—	—
Diluted share count	17,523	18,692	19,612	20,619	23,634

Gain on sale of business, net of tax, per diluted share	$(0.53)	$—	$—	$—	$—

Calculation of the impact of sales tax accrual, net of tax
Sales tax accrual	$6,228	$—	$—	$—	$—
Tax benefit from sales tax accrual	(1,620)	—	—	—	—
Sales tax accrual, net of tax	4,608	—	—	—	—
Diluted share count	17,523	18,692	19,612	20,619	23,634

Sales tax accrual, net of tax, per diluted share	$0.26	$—	$—	$—	$—

Calculation of the impact of restructuring charges, net of tax
Restructuring charges	$11,560	$—	$—	$—	$—
Tax benefit from restructuring charges	(2,594)	—	—	—	—
Restructuring charges, net of tax	8,966	—	—	—	—
Diluted share count	17,523	18,692	19,612	20,619	23,634

Restructuring charges, net of tax, per diluted share	$0.51	$—	$—	$—	$—

Calculation of the impact of loss on debt refinancing, net of tax
Loss on debt refinancing	$4,434	$—	$—	$—	$—
Tax benefit from loss on debt refinancing	(1,202)	—	—	—	—
Loss on debt refinancing, net of tax	3,232	—	—	—	—
Diluted share count	17,523	18,692	19,612	20,619	23,634

Loss on debt refinancing, net of tax, per diluted share	$0.18	$—	$—	$—	$—

	For the years ended December 31,
(in thousands, except per share data)	2018	2017	2016	2015	2014

Calculation of goodwill write-off from business exit, net of tax
Goodwill write-off from business exit	$2,640	$—	$—	$—	$—
Tax benefit from goodwill write-off from business exit	(687)	—	—	—	—
Goodwill write-off from business exit, net of tax	1,953	—	—	—	—
Diluted share count	17,523	18,692	19,612	20,619	23,634

Goodwill write-off from business exit, net of tax, per diluted share	$0.11	$—	$—	$—	$—

Calculation of the impact of unrealized loss on investment in equity securities, net of tax
Unrealized loss on investment in equity securities	$12,972	$—	$—	$—	$—
Tax benefit from unrealized loss on investment in equity securities	(3,374)	—	—	—	—
Unrealized loss on investment in equity securities, net of tax	9,598	—	—	—	—
Diluted share count	17,523	18,692	19,612	20,619	23,634

Unrealized loss on investment in equity securities, net of tax, per diluted share	$0.55	$—	$—	$—	$—

Certain income tax related items, net resulting from:
Luxembourg subsidiaries merger, net	$—	$(300,908)	$—	$—	$—
Other income tax rate changes	—	6,270	—	—	—
Foreign income tax reserves	1,588	10,530	—	—	—
Certain income tax related items, net	1,588	(284,108)	—	—	—
Diluted share count	17,523	18,692	19,612	20,619	23,634

Certain income tax related items, net, per diluted share	$0.09	$(15.20)	$—	$—	$—

Calculation of the impact of net litigation settlement loss, net of tax
Net litigation settlement loss	$500	$—	$28,000	$—	$—
Tax benefit from net litigation settlement loss	(159)	—	(3,417)	—	—
Net litigation settlement loss, net of tax	341	—	24,583	—	—
Diluted share count	17,523	18,692	19,612	20,619	23,634

Net litigation settlement loss, net of tax, per diluted share	$0.02	$—	$1.25	$—	$—

Calculation of the impact of impairment loss, net of tax
Impairment loss	$—	$—	$—	$71,785	$37,473
Tax benefit from impairment loss	—	—	—	(1,155)	(2,589)
Impairment loss, net of tax	—	—	—	70,630	34,884
Diluted share count	17,523	18,692	19,612	20,619	23,634

Impairment loss, net of tax, per diluted share	$—	$—	$—	$3.43	$1.48

	For the years ended December 31,
(in thousands, except per share data)	2018	2017	2016	2015	2014

Calculation of gain on Equator Earn Out, net of tax
Gain on Equator Earn Out	$—	$—	$—	$(7,591)	$(37,924)
Tax provision from the gain on Equator Earn Out	—	—	—	651	2,621
Gain on Equator Earn Out, net of tax	—	—	—	(6,940)	(35,303)
Diluted share count	17,523	18,692	19,612	20,619	23,634

Gain on Equator Earn Out, net of tax, per diluted share	$—	$—	$—	$(0.34)	$(1.49)

Net (loss) income attributable to Altisource	$(5,382)	$308,891	$28,693	$41,598	$134,484
Income tax provision (benefit)	4,098	(276,256)	12,935	8,260	10,178
Interest expense (net of interest income)	25,514	21,983	24,321	28,075	23,260
Depreciation and amortization	30,799	36,447	36,788	36,470	29,046
Intangible asset amortization expense	28,412	35,367	47,576	41,135	37,680
Share-based compensation expense	10,192	4,255	6,188	4,812	2,236
Unrealized loss on investment in equity securities	12,972	—	—	—	—
Sales tax accrual	6,228	—	—	—	—
Loss on debt refinancing	4,434	—	—	—	—
Restructuring charges	11,560	—	—	—	—
Goodwill write-off from business exit	2,640	—	—	—	—
Gain on sale of business	(13,688)	—	—	—	—
Net litigation settlement loss	500	—	28,000	—	—
Impairment loss	—	—	—	71,785	37,473
Gain on Equator Earn Out	—	—	—	(7,591)	(37,924)

Adjusted EBITDA	$118,279	$130,687	$184,501	$224,544	$236,433

Income tax (provision) benefit	$(4,098)	$276,256	$(12,935)	$(8,260)	$(10,178)
Certain income tax related items, net	1,588	(284,108)	—	—	—
Income tax provision before certain income tax related items, net	$(2,510)	$(7,852)	$(12,935)	$(8,260)	$(10,178)
Income before income taxes and non-controlling interests	$1,399	$35,375	$44,321	$53,060	$147,265

Adjusted effective income tax rate	179.4%	22.2%	29.2%	15.6%	6.9%

Cash flows from operating activities	$68,402	$66,082	$126,818	$195,352	$197,493
Net litigation settlement loss payment	500	28,000	—	—	—
Increase in short-term investments in real estate	10,468	16,380	13,025	—	—
Adjusted cash flows from operating activities	79,370	110,462	139,843	195,352	197,493
Less: Additions to premises and equipment	(3,916)	(10,514)	(23,269)	(36,188)	(64,846)

Adjusted cash flows from operating activities less additions to premises and equipment	$75,454	$99,948	$116,574	$159,164	$132,647

	December 31,
	2018	2017	2016	2015	2014

Senior secured term loan	$338,822	$413,581	$479,653	$536,598	$591,543
Less: cash and cash equivalents	(58,294)	(105,006)	(149,294)	(179,327)	(161,361)
Less: investment in equity securities	(36,181)	(49,153)	(45,754)	—	—

Net debt less investment in equity securities	$244,347	$259,422	$284,605	$357,271	$430,182

_________________________
Note: Amounts may not add to the total due to rounding.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Consolidated Results of Operations. This section, beginning on page 38, provides an analysis of our consolidated results of operations for the three years ended December 31, 2018.
Segment Results of Operations. This section, beginning on page 44, provides an analysis of each business segment for the three years ended December 31, 2018 as well as Other Businesses, Corporate and Eliminations. In addition, we discuss significant transactions, events and trends that may affect the comparability of the results being analyzed.
Liquidity and Capital Resources. This section, beginning on page 53, provides an analysis of our cash flows for the three years ended December 31, 2018. We also discuss restrictions on cash movements, future commitments and capital resources.
Critical Accounting Policies, Estimates and Recent Accounting Pronouncements. This section, beginning on page 56, identifies those accounting principles we believe are most important to our financial results and that require significant judgment and estimates on the part of management in application. We provide all of our significant accounting policies in Note 2 to the accompanying consolidated financial statements.
Other Matters. This section, beginning on page 59, provides a discussion of off-balance sheet arrangements to the extent they exist. In addition, we provide a tabular discussion of contractual obligations, discuss any significant commitments or contingencies and customer concentration.
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
Servicer Solutions:
Through this business, we provide a suite of services and technologies to meet the evolving and growing needs of loan servicers. We are focused on growing referrals from our existing customer base, expanding the service and proprietary technology offerings to our customer base, and attracting new customers to our offerings. We have a customer base that includes Ocwen, a GSE, NRZ, several large bank and non-bank servicers and asset managers. We believe we are one of only a few providers with a broad suite of servicer solutions, nationwide coverage and demonstrated scalability. Further, we believe we are well positioned to gain market share as delinquency rates rise and as existing customers and prospects consolidate to larger, full-service providers and outsource services that have historically been performed in-house.
Origination Solutions:
Through this business, we provide a suite of services and technologies to meet the evolving and growing needs of lenders, mortgage purchasers and securitizers. We are focused on growing referrals from our existing customer base, expanding the service and proprietary technology offerings to our customer base and attracting new customers to our offerings. We have a customer base that includes the Lenders One cooperative mortgage bankers, the Mortgage Builder® loan origination system customers and mid-size and larger bank and non-bank loan originators. We believe our suite of services and technologies positions us to grow our relationships with our existing customer base by providing additional products, services and solutions to these customers. Further, we believe we are well positioned to attract new customers as prospects consolidate to larger, full-service providers and outsource services that have historically been performed in-house.
Consumer Real Estate Solutions:
Through this business, we provide real estate buyers and sellers with a technology enabled real estate brokerage and the integrated services to support them in buying and selling a home. Our offerings include local real estate agent services, loan brokerage, and closing and title services.  We are focused on continuing to develop this business by capitalizing on Altisource’s experience in online real estate marketing and loan origination services, as well as on more recently developed agile execution competencies.
Real Estate Investor Solutions:
Through this business, we have historically provided a suite of services and technologies to support buyers and sellers of single-family investment homes, including our purchase, renovation, leasing and sale of short-term investments in real estate through our BRS business unit. We have a customer base that includes RESI and other institutional and smaller single-family rental investors. In August 2018, Altisource entered into an amendment to its agreements with RESI to sell Altisource’s rental property management business to RESI and permit RESI to internalize certain services that had been provided by Altisource. These services were historically provided under an agreement between RESI and Altisource, in which Altisource was the sole provider of rental property management services to RESI through December 2027, subject to certain exceptions. In November 2018, we announced plans to sell our short-term investments in real estate and discontinue the BRS business. Except for these changes, we continue focus on supporting and growing referrals from existing and new customers.
Share Repurchase Program
On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. As of December 31, 2018, approximately 3.4 million shares of common stock remain available for repurchase under the program. We purchased 1.6 million shares of common stock at an average price of $25.53 per share during the year ended December 31, 2018, 1.6 million shares at an average price of $23.84 per share during the year ended December 31, 2017 and 1.4 million shares at an average price of $26.81 per share during the year ended December 31, 2016. Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of December 31, 2018, we can repurchase up to approximately $139 million of our common stock under Luxembourg law. Our Credit Agreement also limits the amount we can spend on share repurchases, which was approximately $489 million as of December 31, 2018, and may prevent repurchases in certain circumstances.

Ocwen Related Matters
During the year ended December 31, 2018, Ocwen was our largest customer, accounting for 52% of our total revenue. Additionally, 6% of our revenue for the year ended December 31, 2018 was earned on the loan portfolios serviced by Ocwen, when a party other than Ocwen or the MSR owner selected Altisource as the service provider.
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
Ocwen has disclosed that NRZ is its largest client. As of September 30, 2018, NRZ owned MSRs or rights to MSRs relating to approximately 57% of loans serviced and subserviced by Ocwen (measured in UPB). In July 2017 and January 2018, Ocwen and NRZ entered into a series of agreements pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer from Ocwen to NRZ of Ocwen’s legal title to the Subject MSRs and under which Ocwen will subservice mortgage loans underlying the Subject MSRs for an initial term of five years. NRZ can terminate its sub-servicing agreement with Ocwen in exchange for the payment of a termination fee.
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
Our Servicer Solutions, Origination Solutions and Consumer Real Estate Solutions businesses are focused on diversifying and growing our revenue and customer base and we have a sales and marketing strategy to support these businesses. Management believes our plans, together with current liquidity and cash flows from operations, would be sufficient to meet our working capital, capital expenditures, debt service and other cash needs. However, there can be no assurance that our plans will be successful or our operations will be profitable.
Factors Affecting Comparability
The following items may impact the comparability of our results:

•
The average number of loans serviced by Ocwen on REALServicing (including those MSRs owned by NRZ and subserviced by Ocwen) was approximately 1.1 million, 1.3 million and 1.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. The average number of delinquent non-GSE loans serviced by Ocwen on REALServicing (including those MSRs owned by NRZ and subserviced by Ocwen) was approximately 152 thousand, 182 thousand and 219 thousand for the years ended December 31, 2018, 2017 and 2016, respectively.

•
In August 2018, we sold our rental property management business to RESI for total transaction proceeds of $18.0 million, $15.0 million of which was received on the closing date of August 8, 2018 and $3.0 million of which will be received on the earlier of a RESI change of control or on August 8, 2023. We recognized a $13.7 million pretax gain on the sale of this business during the year ended December 31, 2018 in the accompanying consolidated statements of operations and comprehensive income (loss).

•
In November 2018, the Company announced its plans to sell its short-term investments in real estate and discontinue the Company’s BRS business and recognized a $2.6 million write-off of goodwill attributable to the BRS business in the fourth quarter of 2018.

•
In August 2018, Altisource initiated Project Catalyst, a restructuring plan intended to optimize our operations and reduce costs to better align our cost structure with our anticipated revenues and improve our operating margins. During the year ended December 31, 2018, we incurred $11.6 million of severance costs, professional services fees and facility shut-down costs related to the restructuring plan. We expect to incur additional severance costs and professional services fees through 2019 in connection with this restructuring and will expense those costs as incurred. Based on our preliminary analysis, we currently anticipate the future costs relating to the restructuring plan to be in the range of approximately $25 million to $35 million.

•
On June 21, 2018, the United States Supreme Court rendered a 5-4 majority decision in South Dakota v. Wayfair, Inc., holding that a state may require a remote seller with no physical presence in the state to collect and remit sales tax on goods and services provided to purchasers in the state, overturning existing court precedent. The Company is analyzing its services for potential exposure to sales tax in various jurisdictions in the United States and believes that the Company has a related estimated probable loss of $6.2 million. As a result, the Company recognized a $6.2 million loss for the year ended December 31, 2018 in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). The Company is in the process of developing and implementing a solution that will enable it to invoice, collect and remit sales tax in the applicable jurisdictions. The Company is also analyzing what rights, if any, it has to seek reimbursement for sales tax payments from clients. As the Company completes its evaluation of potential sales tax exposure, the Company may increase its accrual for sales tax exposure and recognize additional losses, which are not currently estimable. These additional losses could result in a material adjustment to our consolidated financial statements which would impact our financial condition and results of operations.

•
On April 3, 2018, Altisource and its wholly-owned subsidiary, Altisource S.à r.l. entered into the Credit Agreement, pursuant to which, among other things, Altisource borrowed $412.0 million in the form of Term B Loans. Proceeds from the Term B Loans were used to repay the Company’s prior senior secured term loan. The comparative average interest rates under the Credit Agreement for the Term B Loans and the prior credit agreement were 6.0%, 4.6% and 4.5% for the years ended December 31, 2018, 2017 and 2016, respectively. In connection with the refinancing, we recognized a loss of $4.4 million from the write-off of unamortized debt issuance costs and debt discount in 2018 (no comparative amounts in 2017 and 2016).

•
In August 2018, the Company used the proceeds received from the sale of the rental property management business to RESI to repay $15.0 million of the Term B Loans. In addition, the Company repaid $49.9 million of the Term B Loans in the fourth quarter of 2018 from proceeds from the sale certain of the BRS inventory received during December 2018 and in anticipation of receiving additional proceeds during the first half of 2019.

•
Effective January 1, 2018, the Company adopted Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires certain equity investments to be measured at fair value with changes in fair value recognized in net income. Previously, changes in the fair value of the Company’s available for sale securities were included in comprehensive income. During the year ended December 31, 2018, we recognized an unrealized loss of $13.0 million (no comparative amounts in 2017 and 2016) on our investment in RESI in other income (expense), net in the consolidated statements of operations and comprehensive income (loss) from a change in the market value of RESI common shares. During the years ended December 31, 2017 and 2016, an unrealized gain (loss) on our investment in RESI of $2.5 million and $(1.7) million, respectively, net of income tax (provision) benefit, was reflected in other comprehensive income in the consolidated statements of operations and comprehensive income (loss).

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

•
The Company’s effective income tax rate for the year ended December 31, 2018 was 292.9%, which differs from the Luxembourg statutory income tax rate of 26.0%. In 2018, the Company’s effective income tax rate was unusually high because certain of the Company’s India and United States subsidiaries generated taxable income based on cost plus transfer pricing to our Luxembourg subsidiary for their services and the Luxembourg subsidiary incurred a taxable loss. As these jurisdictions have different effective income tax rates (i.e., India has a higher effective income tax rate than Luxembourg), and because of a $1.6 million foreign income tax reserve (and related interest), the Company recognized consolidated income tax expense that was greater than income before income taxes and non-controlling interests.

•
The effective income tax rate for the year ended December 31, 2017 was (780.9)%, impacted by three significant items. On December 27, 2017, two of the Company’s wholly-owned subsidiaries, Altisource Solutions S.à r.l. and Altisource Holdings S.à r.l., merged, with Altisource Holdings S.à r.l. as the surviving entity. Altisource Holdings S.à r.l. was subsequently renamed Altisource S.à r.l. The merger is part of a larger subsidiary restructuring plan designed to simplify the Company’s corporate structure, allow it to operate more efficiently and reduce administrative costs. For Luxembourg tax purposes, the merger was recognized at fair value and generated a net operating loss (“NOL”) of $1.3 billion, with a 17 year life, and generated a deferred tax asset of $342.6 million as of December 31, 2017, before a valuation allowance of $41.6 million. This deferred tax asset was partially offset by the impact of other changes in U.S. and Luxembourg income tax rates of $6.3 million and an increase in certain foreign income tax reserves (and related interest) of $10.5 million for the year ended December 31, 2017. Excluding these three items, the Company’s adjusted effective income tax rate would have been 22.2% for the year ended December 31, 2017 (see non-GAAP measures defined and reconciled on pages 28 to 32). For the year ended December 31, 2016, the Company’s effective income tax rate was 29.2% and was consistent with the Company’s statutory rate of 29.2%.

•
In the fourth quarter of 2016, we recorded a litigation settlement loss, net of insurance recovery, of $28.0 million, net of a $4.0 million insurance recovery related to an agreed settlement of a class action lawsuit (no comparative amounts in 2018 and 2017).

•
On July 29, 2016, we acquired certain assets and assumed certain liabilities of Granite for $9.5 million. Granite provides residential and commercial loan disbursement processing, risk mitigation and construction inspection services to lenders and is included in our Origination Solutions business in the Mortgage Market segment.

•
During the year ended December 31, 2016, we purchased 4.1 million shares of RESI common stock for $48.2 million. In addition, we incurred expenses of $3.4 million related to this investment during the year ended December 31, 2016 (no comparative amounts in 2018 and 2017).

CONSOLIDATED RESULTS OF OPERATIONS
Summary Consolidated Results
Following is a discussion of our consolidated results of operations for the years ended December 31, 2018, 2017 and 2016. For a more detailed discussion of the factors that affected the results of our business segments in these periods, see “Segment Results of Operations” below.
The following table sets forth information on our results of operations for the years ended December 31:

(in thousands, except per share data)	2018	% Increase (decrease)	2017	% Increase (decrease)	2016

Service revenue
Mortgage Market	$655,766	(13)	$754,058	(3)	$774,514
Real Estate Market	88,755	2	86,821	2	84,805
Other Businesses, Corporate and Eliminations	60,959	4	58,682	(30)	83,280
Total service revenue	805,480	(10)	899,561	(5)	942,599
Reimbursable expenses	30,039	(25)	39,912	(23)	52,011
Non-controlling interests	2,683	(2)	2,740	2	2,693
Total revenue	838,202	(11)	942,213	(6)	997,303
Cost of revenue	622,165	(11)	699,865	1	690,045
Gross profit	216,037	(11)	242,348	(21)	307,258
Operating expenses (income):
Selling, general and administrative expenses	175,670	(9)	192,642	(10)	214,155
Gain on sale of business	(13,688)	N/M	—	—	—
Restructuring charges	11,560	N/M	—	—	—
Litigation settlement loss, net of $4,000 insurance recovery	—	—	—	(100)	28,000
Income from operations	42,495	(15)	49,706	(24)	65,103
Other income (expense), net:
Interest expense	(26,254)	18	(22,253)	(9)	(24,412)
Unrealized loss on investments in equity securities	(12,972)	N/M	—	—	—
Other income (expense), net	(1,870)	(124)	7,922	118	3,630
Total other income (expense), net	(41,096)	187	(14,331)	(31)	(20,782)

Income before income taxes and non-controlling interests	1,399	(96)	35,375	(20)	44,321
Income tax (provision) benefit	(4,098)	(101)	276,256	N/M	(12,935)

Net (loss) income	(2,699)	(101)	311,631	N/M	31,386
Net income attributable to non-controlling interests	(2,683)	(2)	(2,740)	2	(2,693)

Net (loss) income attributable to Altisource	$(5,382)	(102)	$308,891	N/M	$28,693

Margins:
Gross profit/service revenue	27%		27%		33%
Income from operations/service revenue	5%		6%		7%

(Loss) earnings per share:
Basic	$(0.32)	(102)	$16.99	N/M	$1.53
Diluted	$(0.32)	(102)	$16.53	N/M	$1.46

Weighted average shares outstanding:
Basic	17,073	(6)	18,183	(3)	18,696
Diluted	17,073	(9)	18,692	(5)	19,612
_____________________________________
N/M — not meaningful.

(in thousands, except per share data)	2018	% Increase (decrease)	2017	% Increase (decrease)	2016

Non-GAAP Financial Measures (1)
Adjusted net income attributable to Altisource	$42,609	(23)	$55,617	(41)	$94,884
Adjusted diluted earnings per share	$2.43	(18)	$2.98	(38)	$4.84
Adjusted EBITDA	$118,279	(9)	$130,687	(29)	$184,501
_____________________________________

(1)	These are non-GAAP measures that are defined and reconciled to the corresponding GAAP measures on pages 28 to 32.
Revenue
We recognized service revenue of $805.5 million for the year ended December 31, 2018, a 10% decrease compared to the year ended December 31, 2017. The decrease was driven by the reduction in the size of Ocwen’s portfolio and number of delinquent loans in its portfolio resulting from loan repayments, loan modifications, short sales, REO sales and other forms of resolution in the Mortgage Market segment. Service revenue in the Real Estate Market segment increased for the year ended December 31, 2018 as a result of higher transaction volumes and commission rates per transaction in the Consumer Real Estate Solutions business and growth in home sale revenue in the BRS and renovation management businesses in Real Estate Investor Solutions, largely offset by a decline in revenues in the Real Estate Investor Solutions business from RESI’s smaller portfolio of non-performing loans and REO, as RESI continues to sell off this portfolio and focus on directly acquiring, renovating and managing rental homes.
We recognized service revenue of $899.6 million for the year ended December 31, 2017, a 5% decrease compared to the year ended December 31, 2016. The decrease was primarily due to lower service revenue in our IT infrastructure services and customer relationship management businesses in the Other Businesses, Corporate and Eliminations segment and, in the Mortgage Market segment, a reduction in the size of Ocwen’s portfolio and number of delinquent loans in its portfolio resulting from loan repayments, loan modifications, short sales, REO sales and other forms of resolution. IT infrastructure services revenue declined from the transition of resources supporting Ocwen’s technology infrastructure to Ocwen. Beginning in the fourth quarter of 2015 and continuing through 2017, we transitioned resources supporting Ocwen’s technology infrastructure from Altisource to Ocwen. The decrease in the customer relationship management service revenue was primarily due to severed client relationships with certain non-profitable clients and a reduction in volume from the transition of services from one customer to another. The declines in the Mortgage Market segment were partially offset by growth in property preservation and inspection business from Ocwen as well as non-Ocwen customers and the impact of the 2015 change in the billing model for preservation services on new Ocwen REO referrals that resulted in certain services that were historically reimbursable expenses revenue becoming service revenue. Furthermore, Mortgage Market service revenue from loan disbursement processing services increased from the full year impact of the Granite acquisition in July 2016. Service revenue in the Real Estate Market was lower as a result of RESI’s smaller portfolio of non-performing loans and REO, which was largely offset by increased service revenue from home sales in the BRS business, which began operations in the second half of 2016, and an increase in the renovation management business.
We recognized reimbursable expense revenue of $30.0 million for the year ended December 31, 2018, a 25% decrease compared to the year ended December 31, 2017. We recognized reimbursable expense revenue of $39.9 million for the year ended December 31, 2017, a 23% decrease compared to the year ended December 31, 2016. The decreases in reimbursable expense revenue were primarily a result of, in the Mortgage Market segment, a reduction in the size of Ocwen’s portfolio and number of delinquent loans in its portfolio resulting from loan repayments, loan modifications, short sales, REO sales and other forms of resolution, as discussed in service revenue above. In addition, the decrease for the year ended December 31, 2017 was driven by the change in 2015 in the billing model for preservation services on new Ocwen REO referrals described above, which impacted reimbursable expense revenue in the Mortgage Market.
Certain of our revenues are impacted by seasonality. More specifically, revenues from property sales, loan originations and certain property preservation services typically tend to be at their lowest level during the fall and winter months and at their highest level during the spring and summer months. In addition, revenue in the asset recovery management business typically tends to be higher in the first quarter, as borrowers may utilize tax refunds and bonuses to pay debts, and generally declines throughout the rest of the year.
Cost of Revenue and Gross Profit
Cost of revenue principally includes payroll and employee benefits associated with personnel employed in customer service and operations roles, fees paid to external providers related to the provision of services, cost of real estate sold, reimbursable expenses, technology and telecommunications costs and depreciation and amortization of operating assets.

Cost of revenue consists of the following for the years ended December 31:

(in thousands)	2018	% Increase (decrease)	2017	% Increase (decrease)	2016

Compensation and benefits	$200,486	(17)	$240,487	(9)	$264,796
Outside fees and services	278,380	(14)	325,459	8	301,116
Cost of real estate sold	47,659	95	24,398	N/M	1,040
Reimbursable expenses	30,039	(25)	39,912	(23)	52,011
Technology and telecommunications	41,588	(2)	42,340	(4)	44,295
Depreciation and amortization	24,013	(12)	27,269	2	26,787

Total	$622,165	(11)	$699,865	1	$690,045
N/M — not meaningful.
We recognized cost of revenue of $622.2 million for the year ended December 31, 2018, an 11% decrease compared to the year ended December 31, 2017. The decrease was primarily driven by lower service revenue from Ocwen’s portfolio in the Mortgage Market segment, and related cost reduction initiatives and early benefits of Project Catalyst, partially offset by an increase in cost of real estate sold in the Real Estate Investor Solutions business. The decrease in outside fees and services in the Servicer Solutions business in the Mortgage Market segment was driven by lower property preservation and inspection orders from the reduction in the size of Ocwen’s portfolio, as discussed in the revenue section above. The decline in compensation and benefits in certain of our businesses resulted from reduced headcount consistent with the revenue decline from the Ocwen and RESI portfolios and from the implementation of efficiency initiatives and early benefits of Project Catalyst. The decrease in reimbursable expenses was consistent with the decrease in reimbursable expense revenue discussed in the revenue section above. The increase in cost of real estate sold in the Real Estate Investor Solutions business in the Real Estate Market segment was due to growth in BRS home sale transactions.
We recognized cost of revenue of $699.9 million for the year ended December 31, 2017, a 1% increase compared to the year ended December 31, 2016. The increase was primarily driven by higher outside fees and services and cost of real estate sold, partially offset by decreases in compensation and benefits and reimbursable expenses. Outside fees and services increased in the Mortgage Market due to growth in referrals of certain higher cost property preservation services in the Servicer Solutions business and the change in the billing model discussed in the revenue section above, partially offset by lower costs related to RESI’s smaller portfolio of non-performing loans and REO in the Real Estate Investor Solutions business. The decrease in reimbursable expenses in the Mortgage Market was primarily due to fewer REO properties under the prior billing model discussed in the revenue section above. The increases in cost of real estate sold were the result of properties sold in connection with our BRS business, which began operations in the second half of 2016.
Gross profit decreased to $216.0 million, representing 27% of service revenue, for the year ended December 31, 2018 compared to $242.3 million, representing 27% of service revenue, for the year ended December 31, 2017. Gross profit as a percentage of service revenue in 2018 was consistent with 2017, as the revenue declines were generally offset by lower cost of revenue, as discussed above.
Gross profit decreased to $242.3 million, representing 27% of service revenue, for the year ended December 31, 2017 compared to $307.3 million, representing 33% of service revenue, for the year ended December 31, 2016. Gross profit as a percentage of service revenue decreased in 2017 primarily due to revenue mix and investments in our growth businesses. Revenue mix changed from growth in the lower margin property preservation services, BRS and renovation management businesses and declines in other higher margin businesses.
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

SG&A expenses consist of the following for the years ended December 31:

(in thousands)	2018	% Increase (decrease)	2017	% Increase (decrease)	2016

Compensation and benefits	$51,043	(12)	$58,157	5	$55,577
Professional services	16,950	26	13,421	(42)	23,284
Occupancy related costs	30,851	(15)	36,371	(3)	37,370
Amortization of intangible assets	28,412	(20)	35,367	(26)	47,576
Depreciation and amortization	6,786	(26)	9,178	(8)	10,001
Marketing costs	14,707	(9)	16,171	(42)	27,847
Other	26,921	12	23,977	92	12,500

Selling, general and administrative expenses	$175,670	(9)	$192,642	(10)	$214,155
SG&A for the year ended December 31, 2018 of $175.7 million decreased by 9% compared to the year ended December 31, 2017. The decrease was primarily driven by lower compensation and benefits, primarily in the Mortgage Market segment, as we reduced headcount from the implementation of efficiency initiatives and early benefits of Project Catalyst, and by lower amortization of intangible assets, due to lower revenue generated by the Homeward Residential, Inc. (“Homeward”) and Residential Capital, LLC (“ResCap”) portfolios (revenue-based amortization) in the Mortgage Market segment, consistent with the reduction in the size of Ocwen’s portfolio discussed in the revenue section above. Decreases in SG&A were also due to lower occupancy related costs, driven by initiatives to reduce our facilities footprint in 2017 and 2018. These decreases were partially offset by increases in Other Businesses, Corporate and Eliminations in Other from a $6.2 million contingent loss accrual for sales tax exposure in the United States and an increase in professional services, from increased legal and professional services costs in connection with certain legal and regulatory matters.
SG&A for the year ended December 31, 2017 of $192.6 million decreased by 10% compared to the year ended December 31, 2016. The decrease was primarily due to lower amortization of intangible assets driven by an increase in total projected revenue to be generated by the Homeward and ResCap portfolios over the lives of these portfolios (revenue-based amortization) and lower marketing costs, driven by initial non-recurring Owners.com market launch costs incurred during 2016 and the reduction in Owners.com recurring marketing spend as the business unit focused on improving the lead to closing conversion rate. In addition, legal costs in professional services were lower in connection with the resolution of, and reduction in activities related to, several litigation and regulatory matters. These decreases were partially offset by an increase in Other, primarily due to facility closures, litigation related costs, an increase in bad debt expense and a $3.0 million favorable loss accrual adjustment in Other in 2016.
Other Operating Expenses (Income)
Other operating expenses (income) include the gain on sale of business, restructuring charges and litigation settlement loss, net of insurance recovery.
Other operating expenses (income) consist of the following for the years ended December 31:

(in thousands)	2018	% Increase (decrease)	2017	% Increase (decrease)	2016

Gain on sale of business	$(13,688)	N/M	$—	—	$—
Restructuring charges	11,560	N/M	—	—	—
Litigation settlement loss, net of $4,000 insurance recovery	—	—	—	(100)	28,000

Other operating expenses (income)	$(2,128)	N/M	$—	(100)	$28,000
N/M — not meaningful.
In August 2018, we sold our rental property management business to RESI for total transaction proceeds of $18.0 million, $15.0 million of which was received on the closing date of August 8, 2018 and $3.0 million of which will be received on the earlier of a RESI change of control or August 8, 2023. For the year ended December 31, 2018, we recognized a $13.7 million pretax gain on sale of this business in connection with this transaction (no comparative amounts in 2017 or 2016).

In August 2018, Altisource initiated Project Catalyst, a restructuring plan intended to optimize our operations and reduce costs to better align our cost structure with our anticipated revenues and improve our operating margins. During the year ended December 31, 2018, we incurred $11.6 million of severance costs, professional services fees and facility shut-down costs related to the restructuring plan (no comparative amounts in 2017 or 2016). We expect to incur additional severance costs and professional services fees through 2019 in connection with this restructuring and will expense those costs as incurred. Based on our preliminary analysis, we currently anticipate the future costs relating to the restructuring plan to be in the range of approximately $25 million to $35 million.
For the year ended December 31, 2016, other operating expenses included a litigation settlement loss which consisted of a legal settlement accrual of $28.0 million, net of a $4.0 million insurance recovery (no comparative amounts in 2018 and 2017). The litigation settlement loss related to the agreed settlement of the putative class action litigation designated In re: Altisource Portfolio Solutions, S.A. Securities Litigation in the United States District Court for the Southern District of Florida. Altisource Portfolio Solutions S.A. and the officer and director defendants denied all claims of wrongdoing or liability. The settlement loss was recorded in 2016 and paid in 2017.
Income from Operations
Income from operations decreased to $42.5 million, representing 5% of service revenue, for the year ended December 31, 2018 compared to $49.7 million, representing 6% of service revenue, for the year ended December 31, 2017. Income from operations as a percentage of service revenue decreased slightly in 2018 compared to 2017, as SG&A did not decrease at the same rate as service revenue, driven by the sales tax accrual, as discussed above. The effect of the gain on sale of business was largely offset by restructuring charges.
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
Other Income (Expense), net
Other income (expense), net principally includes interest expense and other non-operating gains and losses. For 2018, other income (expense), net includes an unrealized loss on our investment in RESI (see Factors Affecting Comparability above for additional information).
Other income (expense), net for the year ended December 31, 2018 of $(41.1) million increased by 187% compared to the year ended December 31, 2017. The increase in expenses in 2018 was primarily due to a $(13.0) million unrealized loss on our investment in RESI, a $(4.4) million loss on debt refinancing and higher interest expense from higher average interest rates on the Credit Agreement, partially offset by lower average debt balances as a result of debt repayments and repurchases in the current and prior years. The increase in 2018 expenses was also from a net gain on the early extinguishment of debt recognized in 2017. The comparative average interest rates under the Credit Agreement for the Term B Loans and the prior credit agreement were 6.0% and 4.6% for the years ended December 31, 2018 and 2017, respectively. During 2017, we repurchased portions of our senior secured term loan with an aggregate par value of $60.1 million at a weighted average discount of 10.7%, recognizing a net gain of $5.6 million on the early extinguishment of debt in other income (no comparative amount in 2018).
Other income (expense), net for the year ended December 31, 2017 of $(14.3) million decreased by 31% compared to the year ended December 31, 2016. The decrease was primarily due to lower interest expense due to debt repurchases, partially offset by higher average interest rates, and higher other income in 2017. During 2017, we repurchased portions of our senior secured term loan with an aggregate par value of $60.1 million at a weighted average discount of 10.7%, recognizing a net gain of $5.6 million on the early extinguishment of debt in other income. During 2016, we repurchased portions of our senior secured term loan with an aggregate par value of $51.0 million at a weighted average discount of 13.2%, recognizing a net gain of $5.5 million on the early extinguishment of debt in other income. In addition, during the year ended December 31, 2016, we incurred expenses of $3.4 million related to our investment in RESI (no comparative amounts in 2018 and 2017).

Income Tax (Provision) Benefit
We recognized an income tax (provision) benefit of $(4.1) million, $276.3 million and $(12.9) million for the years ended December 31, 2018, 2017 and 2016, respectively, and our effective income tax rates for the years ended December 31, 2018, 2017 and 2016 were 292.9%, (780.9)% and 29.2%, respectively.
The Company’s effective income tax rate for the year ended December 31, 2018 was 292.9%, which differs from the Luxembourg statutory income tax rate of 26.0%. In 2018, the Company’s effective income tax rate was unusually high because certain of the Company’s India and United States subsidiaries generated taxable income based on cost plus transfer pricing to our Luxembourg subsidiary for their services and the Luxembourg subsidiary incurred a taxable loss. As these jurisdictions have different effective income tax rates (i.e., India has a higher effective income tax rate than Luxembourg), and because of a $1.6 million foreign income tax reserve (and related interest), the Company recognized consolidated income tax expense that was greater than income before income taxes and non-controlling interests.
The effective income tax rate for the year ended December 31, 2017 was impacted by three significant items. On December 27, 2017, two of the Company’s wholly-owned subsidiaries, Altisource Solutions S.à r.l. and Altisource Holdings S.à r.l., merged, with Altisource Holdings S.à r.l. as the surviving entity. Altisource Holdings S.à r.l. was subsequently renamed Altisource S.à r.l. The merger is part of a larger subsidiary restructuring plan designed to simplify the Company’s corporate structure, allow it to operate more efficiently and reduce administrative costs. For Luxembourg tax purposes, the merger was recognized at fair value and generated an NOL of $1.3 billion, with a 17 year life, and generated a deferred tax asset of $342.6 million as of December 31, 2017, before a valuation allowance of $41.6 million. This deferred tax asset was partially offset by the impact of other changes in U.S. and Luxembourg income tax rates of $6.3 million and an increase in certain foreign income tax reserves (and related interest) of $10.5 million for the year ended December 31, 2017. Excluding these three items, the Company’s adjusted effective income tax rate would have been 22.2% (see non-GAAP measures defined and reconciled on pages 28 to 32). Our adjusted effective income tax rate of 22.2% differs from the Luxembourg statutory tax rate of 27.1% for the year ended December 31, 2017 primarily due to certain deductions in Luxembourg and the mix of income and losses with varying tax rates in multiple taxing jurisdictions.
The Company’s effective income tax rate for the year ended December 31, 2016 was consistent with the Luxembourg statutory tax rate of 29.2%.

SEGMENT RESULTS OF OPERATIONS
The following section provides a discussion of pretax results of operations of our business segments. Transactions between segments are accounted for as third party arrangements for purposes of presenting segment results of operations.
Financial information for our segments was as follows:

	For the year ended December 31, 2018
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue
Service revenue	$655,766	$88,755	$60,959	$805,480
Reimbursable expenses	28,456	1,535	48	30,039
Non-controlling interests	2,683	—	—	2,683
	686,905	90,290	61,007	838,202
Cost of revenue	447,108	102,893	72,164	622,165
Gross profit (loss)	239,797	(12,603)	(11,157)	216,037
Operating expenses (income):
Selling, general and administrative expenses	85,013	21,561	69,096	175,670
Gain on sale of business	—	(13,688)	—	(13,688)
Restructuring charges	2,495	113	8,952	11,560
Income (loss) from operations	152,289	(20,589)	(89,205)	42,495
Total other income (expense), net	81	77	(41,254)	(41,096)

Income (loss) before income taxes and non-controlling interests	$152,370	$(20,512)	$(130,459)	$1,399

Margins:
Gross profit (loss)/service revenue	37%	(14)%	(18)%	27%
Income (loss) from operations/service revenue	23%	(23)%	(146)%	5%

	For the year ended December 31, 2017
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue
Service revenue	$754,058	$86,821	$58,682	$899,561
Reimbursable expenses	36,886	2,966	60	39,912
Non-controlling interests	2,740	—	—	2,740
	793,684	89,787	58,742	942,213
Cost of revenue	545,507	96,967	57,391	699,865
Gross profit (loss)	248,177	(7,180)	1,351	242,348
Selling, general and administrative expenses	114,215	18,718	59,709	192,642
Income (loss) from operations	133,962	(25,898)	(58,358)	49,706
Total other income (expense), net	72	(4)	(14,399)	(14,331)

Income (loss) before income taxes and non-controlling interests	$134,034	$(25,902)	$(72,757)	$35,375

Margins:
Gross profit (loss)/service revenue	33%	(8)%	2%	27%
Income (loss) from operations/service revenue	18%	(30)%	(99)%	6%

	For the year ended December 31, 2016
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue
Service revenue	$774,514	$84,805	$83,280	$942,599
Reimbursable expenses	50,117	1,785	109	52,011
Non-controlling interests	2,693	—	—	2,693
	827,324	86,590	83,389	997,303
Cost of revenue	546,540	64,566	78,939	690,045
Gross profit	280,784	22,024	4,450	307,258
Selling, general and administrative expenses	121,508	23,291	69,356	214,155
Litigation settlement loss, net of $4,000 insurance recovery	—	—	28,000	28,000
Income (loss) from operations	159,276	(1,267)	(92,906)	65,103
Total other income (expense), net	154	(5)	(20,931)	(20,782)

Income (loss) before income taxes and non-controlling interests	$159,430	$(1,272)	$(113,837)	$44,321

Margins:
Gross profit/service revenue	36%	26%	5%	33%
Income (loss) from operations/service revenue	21%	(1)%	(112)%	7%

Mortgage Market
Revenue
Revenue by business unit was as follows for the years ended December 31:

(in thousands)	2018	% Increase (decrease)	2017	% Increase (decrease)	2016

Service revenue:
Servicer Solutions	$610,942	(13)	$704,848	(2)	$722,734
Origination Solutions	44,824	(9)	49,210	(5)	51,780
Total service revenue	655,766	(13)	754,058	(3)	774,514

Reimbursable expenses:
Servicer Solutions	28,207	(23)	36,636	(26)	49,838
Origination Solutions	249	—	250	(10)	279
Total reimbursable expenses	28,456	(23)	36,886	(26)	50,117

Non-controlling interests	2,683	(2)	2,740	2	2,693

Total revenue	$686,905	(13)	$793,684	(4)	$827,324
We recognized service revenue of $655.8 million for the year ended December 31, 2018, a 13% decrease compared to the year ended December 31, 2017. The decrease was primarily a result of the reduction in the size of Ocwen’s portfolio and number of delinquent loans in its portfolio resulting from loan repayments, loan modifications, short sales, REO sales and other forms of resolution in the Servicer Solutions business. In addition, Origination Solutions service revenue decreased, primarily from lower origination volumes in 2018.
We recognized service revenue of $754.1 million for the year ended December 31, 2017, a 3% decrease compared to the year ended December 31, 2016. The decrease was primarily a result of the reduction in the size of Ocwen’s portfolio and number of delinquent loans in its portfolio resulting from loan repayments, loan modifications, short sales, REO sales and other forms of resolution in the Servicer Solutions business. The decline in service revenue was partially offset by growth in the Servicer Solutions business in referrals of certain higher fee property preservation services, growth in non-Ocwen service revenues from new and existing customers and increases in loan disbursement processing services in connection with the Granite acquisition in July 2016. In addition, an increase in service revenue and a decrease in reimbursable expenses in the Servicer Solutions business was also the result of an early 2015 change in the billing model for preservation services on new Ocwen REO referrals that resulted in certain services that were historically reimbursable expenses revenue becoming service revenue.
We recognized reimbursable expense revenue of $28.5 million for the year ended December 31, 2018, a 23% decrease compared to the year ended December 31, 2017. We recognized reimbursable expense revenue of $36.9 million for the year ended December 31, 2017, a 26% decrease compared to the year ended December 31, 2016. The decreases were primarily a result of a reduction in the size of Ocwen’s portfolio and number of delinquent loans in its portfolio resulting from loan repayments, loan modifications, short sales, REO sales and other forms of resolution, as discussed in service revenue above. For the year ended December 31, 2017, the decrease was also driven by the change in 2015 in the billing model for preservation services on new Ocwen REO referrals described above, which impacted reimbursable expense revenue.
Certain of our Mortgage Market businesses are impacted by seasonality. Revenues from property sales, loan originations and certain property preservation services are generally lowest during the fall and winter months and highest during the spring and summer months.

Cost of Revenue and Gross Profit
Cost of revenue consisted of the following for the years ended December 31:

(in thousands)	2018	% Increase (decrease)	2017	% Increase (decrease)	2016

Compensation and benefits	$124,817	(24)	$163,370	(8)	$177,473
Outside fees and services	250,779	(15)	295,533	9	272,124
Reimbursable expenses	28,456	(23)	36,886	(26)	50,117
Technology and telecommunications	26,005	(15)	30,467	1	30,017
Depreciation and amortization	17,051	(11)	19,251	15	16,809

Cost of revenue	$447,108	(18)	$545,507	—	$546,540
Cost of revenue for the year ended December 31, 2018 of $447.1 million decreased by 18% compared to the year ended December 31, 2017. The decrease was primarily driven by lower service revenue from Ocwen’s portfolio and related cost reduction initiatives, including early benefits of Project Catalyst. The decrease in outside fees and services was driven by lower property preservation and inspection orders from the reduction in the size of Ocwen’s portfolio, as discussed in the revenue section above. The decline in compensation and benefits was primarily due to a reduction in headcount from lower revenue from the Ocwen portfolio and from the implementation of efficiency initiatives. In addition, decreases in compensation and benefits and technology and telecommunications costs were driven by the redeployment of certain technology resources to our Other Businesses, Corporate and Eliminations for the development of enterprise-wide technology initiatives. The decrease in reimbursable expenses was consistent with the decrease in reimbursable expense revenue discussed in the revenue section above.
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
Gross profit decreased to $239.8 million, representing 37% of service revenue, for the year ended December 31, 2018 compared to $248.2 million, representing 33% of service revenue, for the year ended December 31, 2017. Gross profit as a percentage of service revenue increased in 2018 compared to 2017, primarily from service revenue mix with a lower percentage of revenue from the lower margin property preservation services, the implementation of efficiency initiatives, including early benefits of Project Catalyst, and the redeployment of certain technology resources to Other Businesses, Corporate and Eliminations for the development of enterprise-wide technology initiatives, as discussed above.
Gross profit decreased to $248.2 million, representing 33% of service revenue, for the year ended December 31, 2017 compared to 280.8 million, representing 36% of service revenue, for the year ended December 31, 2016. Gross profit as a percentage of service revenue decreased in 2017 compared to 2016, primarily due to revenue mix from growth in the lower margin property preservation services and declines in other higher margin businesses.
Our margins can vary substantially depending upon service revenue mix.

Selling, General and Administrative Expenses
SG&A expenses consisted of the following for the years ended December 31:

(in thousands)	2018	% Increase (decrease)	2017	% Increase (decrease)	2016

Compensation and benefits	$15,339	(34)	$23,089	5	$22,087
Professional services	8,066	—	8,101	(31)	11,771
Occupancy related costs	17,368	(25)	23,275	12	20,737
Amortization of intangible assets	25,087	(23)	32,715	(27)	44,597
Depreciation and amortization	2,725	(29)	3,814	(5)	4,030
Marketing costs	6,595	(26)	8,925	(19)	10,980
Other	9,833	(31)	14,296	96	7,306

Selling, general and administrative expenses	$85,013	(26)	$114,215	(6)	$121,508
SG&A for the year ended December 31, 2018 of $85.0 million decreased by 26% compared to the year ended December 31, 2017. The decrease was driven by lower compensation and benefits due to lower cost allocations primarily from declining revenues, as discussed in the revenue section above, the implementation of efficiency initiatives, including early benefits of Project Catalyst, and by lower amortization of intangible assets from lower revenue generated by the Homeward and ResCap portfolios (revenue-based amortization). In addition, lower occupancy costs were driven by initiatives to reduce our facilities footprint in 2017 and 2018 and Other decreased from lower bad debt expense in 2018.
SG&A for the year ended December 31, 2017 of $114.2 million decreased by 6% compared to the year ended December 31, 2016. The decrease was primarily driven by lower amortization of intangible assets, as a result of an increase in total projected revenue to be generated by the Homeward and ResCap portfolios over the lives of these portfolios (revenue-based amortization). In addition, legal costs in professional services were lower in connection with the resolution of, and reduction in activities related to, several litigation and regulatory matters. The decrease in SG&A was partially offset by a $3.0 million favorable loss accrual adjustment in Other in 2016 and higher bad debt expense in 2017.
Restructuring charges
Restructuring charges for the year ended December 31, 2018 of $2.5 million consist of severance costs and facility shut-down costs related to the restructuring plan we began implementing in the third quarter of 2018 (no comparative amounts in 2017 or 2016).
Income from Operations
Income from operations was $152.3 million, representing 23% of service revenue, for the year ended December 31, 2018 compared to $134.0 million, representing 18% of service revenue, for the year ended December 31, 2017. Income from operations as a percentage of service revenue increased in 2018 compared to 2017, primarily from higher gross profit margins driven by significantly reduced compensation and benefits, outside fees and services and technology and telecommunication costs and lower SG&A, partially offset by restructuring charges in 2018, as discussed above.
Income from operations was $134.0 million, representing 18% of service revenue, for the year ended December 31, 2017 compared to $159.3 million, representing 21% of service revenue, for the year ended December 31, 2016. Operating income as a percentage of service revenue decreased in 2017 compared to 2016, primarily as a result of lower gross profit margins from revenue mix changes, partially offset by lower SG&A, as discussed above.

Real Estate Market
Revenue
Revenue by business unit was as follows for the years ended December 31:

(in thousands)	2018	% Increase (decrease)	2017	% Increase (decrease)	2016

Service revenue:
Consumer Real Estate Solutions	$8,593	82	$4,713	326	$1,106
Real Estate Investor Solutions	80,162	(2)	82,108	(2)	83,699
Total service revenue	88,755	2	86,821	2	84,805

Reimbursable expenses:
Consumer Real Estate Solutions	2	N/M	—	—	—
Real Estate Investor Solutions	1,533	(48)	2,966	66	1,785
Total reimbursable expenses	1,535	(48)	2,966	66	1,785

Total revenue	$90,290	1	$89,787	4	$86,590
N/M — not meaningful.
We recognized service revenue of $88.8 million for the year ended December 31, 2018, a 2% increase compared to the year ended December 31, 2017. The increase was primarily driven by growth in the Consumer Real Estate Solutions business from higher transaction volumes and commission rates per transaction and growth in home sale and home renovation revenue in the Real Estate Investor Solutions business. These increases were largely offset by a decline in revenue in the Real Estate Investor Solutions business from RESI’s smaller portfolio of non-performing loans and REO, as RESI continues to sell off this portfolio and focus on directly acquiring, renovating and managing rental homes.
We recognized service revenue of $86.8 million for the year ended December 31, 2017, a 2% increase compared to the year ended December 31, 2016. The increase was primarily due to growth in the Consumer Real Estate Solutions business from higher transaction volumes. Significant growth in BRS home sales revenue in the Real Estate Investor Solutions business, which began operations in the second half of 2016, was largely offset by RESI’s lower property preservation referrals and REO sales in the Real Estate Investor Solutions business as RESI continued its transition from buying non-performing loans to directly acquiring rental homes.
Certain of our Real Estate Market businesses are impacted by seasonality. Revenues from property sales and certain property preservation services are generally lowest during the fall and winter months and highest during the spring and summer months.
Cost of Revenue and Gross Profit (Loss)
Cost of revenue consisted of the following for the years ended December 31:

(in thousands)	2018	% Increase (decrease)	2017	% Increase (decrease)	2016

Compensation and benefits	$25,315	(29)	$35,642	20	$29,625
Outside fees and services	24,001	(10)	26,642	2	26,167
Cost of real estate sold	47,659	95	24,398	N/M	1,040
Reimbursable expenses	1,535	(48)	2,966	66	1,785
Technology and telecommunications	3,568	(39)	5,812	12	5,208
Depreciation and amortization	815	(46)	1,507	103	741

Cost of revenue	$102,893	6	$96,967	50	$64,566
N/M — not meaningful.
Cost of revenue for the year ended December 31, 2018 of $102.9 million increased by 6% compared to the year ended December 31, 2017. The increase was primarily due to an increase in the cost of real estate sold, in connection with our BRS program in the Real Estate Investor Solutions business, partially offset by lower compensation and benefits, which declined in certain of the Real

Estate Investor Solutions businesses as we reduced headcount consistent with the decreases in revenue volumes from RESI’s portfolio discussed in the revenue section above and from efficiency initiatives.
Cost of revenue for the year ended December 31, 2017 of $97.0 million increased by 50% compared to the year ended December 31, 2016. The increase was primarily due to BRS’s increased real estate sales in the Real Estate Investor Solutions business. Compensation and benefits increased in the Consumer Real Estate Solutions business to support growth of this business, partially offset by lower compensation and benefits in the Real Estate Investor Solutions business as this business transitioned from supporting non-performing loans and REO to supporting real estate investors through our BRS and other rental and renovation services.
Gross loss increased to $(12.6) million, representing (14)% of service revenue, for the year ended December 31, 2018 compared to $(7.2) million, representing (8)% of service revenue, for the year ended December 31, 2017 and gross profit of $22.0 million, representing 26% of service revenue, for the year ended December 31, 2016. The increases in gross loss as a percentage of service revenue in 2018 and 2017 were primarily the result of service revenue mix from fewer higher margin REO sales for RESI and from higher revenues in the lower margin BRS business. Our margins can vary substantially depending upon service revenue mix.
Selling, General and Administrative Expenses
SG&A expenses consisted of the following for the years ended December 31:

(in thousands)	2018	% Increase (decrease)	2017	% Increase (decrease)	2016

Compensation and benefits	$3,610	7	$3,387	79	$1,890
Professional services	1,556	45	1,073	(37)	1,694
Occupancy related costs	1,857	(39)	3,043	34	2,278
Amortization of intangible assets	1,655	96	843	(14)	976
Depreciation and amortization	485	(33)	727	59	456
Marketing costs	7,741	10	7,020	(57)	16,424
Other	4,657	77	2,625	N/M	(427)

Selling, general and administrative expenses	$21,561	15	$18,718	(20)	$23,291
N/M — not meaningful.
SG&A for the year ended December 31, 2018 of $21.6 million increased by 15% compared to the year ended December 31, 2017. The increase was primarily driven by a $2.6 million write-off of goodwill in Other as a result of our decision in the fourth quarter of 2018 to exit the BRS business, partially offset by lower occupancy related costs, due to lower facility costs from initiatives to reduce our facilities footprint.
SG&A for the year ended December 31, 2017 of $18.7 million decreased by 20% compared to the year ended December 31, 2016. The decrease was primarily the result of lower marketing costs as a result of initial non-recurring Owners.com market launch costs incurred in 2016 and the reduction in Owners.com recurring marketing spend as the business unit focuses on improving the lead to closing conversion rate. This decrease was partially offset by an increase in Other, primarily due to a prior year favorable expense adjustment related to the Owners earn-out.
Gain on Sale of a Business
In August 2018, we sold our rental property management business to RESI for total transaction proceeds of $18.0 million, $15.0 million of which was received on the closing date of August 8, 2018 and $3.0 million of which will be received on the earlier of a RESI change of control or August 8, 2023. For the year ended December 31, 2018, we recognized a $13.7 million pretax gain on sale of this business in connection with this transaction (no comparative amounts in 2017 or 2016).
Restructuring charges
Restructuring charges for the year ended December 31, 2018 of $0.1 million consist of severance costs related to the restructuring plan we began implementing in the third quarter of 2018 (no comparative amounts in 2017 or 2016).
Loss from Operations
Loss from operations was $(20.6) million, representing (23)% of service revenue, for the year ended December 31, 2018 compared to a loss of $(25.9) million, representing (30)% of service revenue, for the year ended December 31, 2017. Loss from operations as a percentage of service revenue decreased in 2018 compared to 2017, primarily due to the gain on sale of business, partially offset by lower gross profit margins and increases in SG&A, as discussed above.
Income from operations decreased to a loss from operations of $(25.9) million, representing (30)% of service revenue, for the year ended December 31, 2017 compared to a loss from operations of $(1.3) million, representing (1)% of service revenue, for the year ended December 31, 2016. Loss from operations as a percentage of service revenue increased in 2017 compared to 2016, primarily as a result of lower gross margins, partially offset by lower SG&A, as discussed above.
Other Businesses, Corporate and Eliminations
Revenue
Revenue by business unit was as follows for the years ended December 31:

(in thousands)	2018	% Increase (decrease)	2017	% Increase (decrease)	2016

Service revenue:
Customer relationship management	$27,821	(2)	$28,469	(23)	$36,977
Asset recovery management	27,405	15	23,782	(1)	24,114
IT infrastructure services	5,733	(11)	6,431	(71)	22,189
Total service revenue	60,959	4	58,682	(30)	83,280

Reimbursable expenses:
Asset recovery management	48	(20)	60	(45)	109
Total reimbursable expenses	48	(20)	60	(45)	109

Total revenue	$61,007	4	$58,742	(30)	$83,389
We recognized service revenue of $61.0 million for the year ended December 31, 2018, a 4% increase compared to the year ended December 31, 2017. The increase was primarily due to growth in asset recovery management service revenue from higher referral volumes.
We recognized service revenue of $58.7 million for the year ended December 31, 2017, a 30% decrease compared to the year ended December 31, 2016. The decrease was primarily due to a decline in IT infrastructure services, which are typically billed on a cost plus basis, as beginning in the fourth quarter of 2015 and continuing through 2017, we transitioned resources supporting Ocwen’s technology infrastructure from Altisource to Ocwen. The decrease in the customer relationship management service revenue was primarily due to severed client relationships with certain non-profitable clients and a reduction in volume from the transition of services from one customer to another.
Certain of our other businesses are impacted by seasonality. Revenue in the asset recovery management business typically tends to be higher in the first quarter, as borrowers may utilize tax refunds and bonuses to pay debts, and generally declines throughout the remainder of the year.
Cost of Revenue and Gross Profit
Cost of revenue consisted of the following for the years ended December 31:

(in thousands)	2018	% Increase (decrease)	2017	% Increase (decrease)	2016

Compensation and benefits	$50,354	21	$41,475	(28)	$57,698
Outside fees and services	3,600	10	3,284	16	2,825
Reimbursable expenses	48	(20)	60	(45)	109
Technology and telecommunications	12,015	98	6,061	(33)	9,070
Depreciation and amortization	6,147	(6)	6,511	(30)	9,237

Cost of revenue	$72,164	26	$57,391	(27)	$78,939
Cost of revenue for the year ended December 31, 2018 of $72.2 million increased by 26% compared to the year ended December 31, 2017. The increase was primarily due to increases in compensation and benefits and technology and telecommunications costs, driven by the redeployment of certain technology resources from the Mortgage Market segment to Other Businesses, Corporate and Eliminations for the development of enterprise-wide technology initiatives.
Cost of revenue for the year ended December 31, 2017 of $57.4 million decreased by 27% compared to the year ended December 31, 2016. The decrease was primarily due to a decrease in compensation and benefits associated with the transition of resources supporting Ocwen’s technology infrastructure to Ocwen and lower headcount levels in our customer relationship management business consistent with the decline in revenue, as discussed in the revenue section above.
Gross profit decreased to a gross loss of $(11.2) million, representing (18)% of service revenue, for the year ended December 31, 2018 compared to gross profit of $1.4 million, representing 2% of service revenue, for the year ended December 31, 2017. Gross profit as a percentage of service revenue decreased in 2018 compared to 2017, due to the increase in cost of revenue, principally driven by the redeployment of certain technology resources from the Mortgage Market segment for the development of enterprise-wide technology initiatives, which increased Other Businesses, Corporate and Eliminations cost of revenue and decreased cost of revenue in the Mortgage Market segment, as described above.
Gross profit decreased to $1.4 million, representing 2% of service revenue, for the year ended December 31, 2017 compared to $4.5 million, representing 5% of service revenue, for the year ended December 31, 2016. Gross profit as a percentage of service revenue decreased in 2017, primarily due to decreases in IT infrastructure and customer relationship management revenue, largely offset by a reduction in compensation and benefits. However, we were not able to reduce costs at the same rate as revenue declined.
Selling, General and Administrative Expenses
SG&A in Other Businesses, Corporate and Eliminations include SG&A expenses of the customer relationship management, asset recovery management and IT infrastructure services businesses. It also includes costs related to corporate support functions not allocated to the Mortgage Market and Real Estate Market segments.
Other Businesses, Corporate and Eliminations also include eliminations of transactions between the reportable segments.
SG&A expenses consisted of the following for the years ended December 31:

(in thousands)	2018	% Increase (decrease)	2017	% Increase (decrease)	2016

Compensation and benefits	$32,094	1	$31,681	—	$31,600
Professional services	7,328	73	4,247	(57)	9,819
Occupancy related costs	11,626	16	10,053	(30)	14,355
Amortization of intangible assets	1,670	(8)	1,809	(10)	2,003
Depreciation and amortization	3,576	(23)	4,637	(16)	5,515
Marketing costs	371	64	226	(49)	443
Other	12,431	76	7,056	26	5,621

Selling, general and administrative expenses	$69,096	16	$59,709	(14)	$69,356
SG&A for the year ended December 31, 2018 of $69.1 million increased by 16% compared to the year ended December 31, 2017. The increase was primarily driven by the accrual of a $6.2 million contingent loss accrual in Other for sales tax exposure in the United States and an increase in professional services, due to increased legal and professional services costs in connection with certain legal and regulatory matters, partially offset by unfavorable loss accrual adjustments of $2.7 million related to facility closures and litigation related costs in Other in 2017.
SG&A for the year ended December 31, 2017 of $59.7 million decreased by 14% compared to the year ended December 31, 2016. The decrease was primarily due to lower legal costs in professional services in connection with the resolution of, and reduction in activities related to, several legal and regulatory matters and lower occupancy costs driven by subleasing certain office facilities, partially offset by unfavorable loss accrual adjustments of $2.7 million related to facility closures and litigation related costs in Other in 2017.

Restructuring charges
Restructuring charges for the year ended December 31, 2018 of $9.0 million consist of severance costs, professional services fees and facility shut-down costs related to the restructuring plan we began implementing in the third quarter of 2018 (no comparative amounts in 2017 or 2016).
Litigation Settlement Loss, Net
For the year ended December 31, 2016, other operating expenses included a litigation settlement loss, which consisted of a legal settlement accrual of $28.0 million, net of a $4.0 million insurance recovery. The litigation settlement loss related to the agreed settlement of the putative class action litigation designated In re: Altisource Portfolio Solutions, S.A. Securities Litigation in the United States District Court for the Southern District of Florida. Altisource Portfolio Solutions S.A. and the officer and director defendants denied all claims of wrongdoing or liability. The settlement loss was recorded in 2016 and paid in 2017.
Loss from Operations
Loss from operations was $(89.2) million for the year ended December 31, 2018 compared to a loss of $(58.4) million for the year ended December 31, 2017. The loss from operations increased in 2018 compared to 2017, primarily driven by the decrease in gross profit from the shifting of technology resources from the Mortgage Market segment to support corporate initiatives, increases in SG&A, primarily due to the accrual for sales tax exposure in 2018, and restructuring charges, as discussed above.
Loss from operations decreased to $(58.4) million for the year ended December 31, 2017 compared to loss from operations of $(92.9) million for the year ended December 31, 2016. The loss from operations decreased in 2017 compared to 2016, primarily as a result of the 2016 litigation settlement loss, net of $28.0 million and lower SG&A, as discussed above.
Other Income (Expense), Net
Other income (expense), net principally includes interest expense and other non-operating gains and losses. For 2018, other income (expense), net includes an unrealized loss on our investment in RESI (see Factors Affecting Comparability above for additional information).
Other income (expense), net for the year ended December 31, 2018 of $(41.3) million increased by 187% compared to the year ended December 31, 2017. The increase in expenses in 2018 was primarily due to a $(13.0) million unrealized loss on our investment in RESI, a $(4.4) million loss on debt refinancing and higher interest expense from higher average interest rates on the Credit Agreement, partially offset by lower average debt balances as a result of debt repayments and repurchases in the current and prior years. The increase in 2018 expenses was also from a net gain on the early extinguishment of debt recognized in 2017. The comparative average interest rates under the Credit Agreement for the Term B Loans and the prior credit agreement were 6.0% and 4.6% for the years ended December 31, 2018 and 2017, respectively. During 2017, we repurchased portions of our senior secured term loan with an aggregate par value of $60.1 million at a weighted average discount of 10.7%, recognizing a net gain of $5.6 million on the early extinguishment of debt in other income (no comparative amount in 2018).
Other income (expense), net for the year ended December 31, 2017 of $(14.4) million decreased by 31% compared to the year ended December 31, 2016. The decrease was primarily due to lower interest expense due to debt repurchases, partially offset by higher average interest rates, and higher other income in 2017. During 2017, we repurchased portions of our senior secured term loan with an aggregate par value of $60.1 million at a weighted average discount of 10.7%, recognizing a net gain of $5.6 million on the early extinguishment of debt in other income. During 2016, we repurchased portions of our senior secured term loan with an aggregate par value of $51.0 million at a weighted average discount of 13.2%, recognizing a net gain of $5.5 million on the early extinguishment of debt in other income. In addition, during the year ended December 31, 2016, we incurred expenses of $3.4 million related to our investment in RESI (no comparative amounts in 2018 and 2017).
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary source of liquidity is cash flow from operations. We seek to deploy cash generated in a disciplined manner. Principally, we intend to use cash to develop and grow complementary services and businesses that we believe will generate attractive margins in line with our core capabilities and strategy. We use cash for repayments of our long-term debt, capital investments and seek to use cash from time to time to repurchase shares of our common stock and repurchase portions of our debt. In addition, we consider and evaluate business acquisitions that may arise from time to time that are aligned with our strategy. We also consider selling or closing businesses that are no longer aligned with our strategy.

For the year ended December 31, 2018, we used cash from operations, proceeds from the sale of the rental property management business to RESI and cash balances as of the beginning of the year to reduce outstanding debt by $74.8 million. These repayments were applied to contractual amortization payments in the direct order of maturity. In 2018, we also used $40.4 million to repurchase shares of our common stock and $3.9 million for purchases of premises and equipment.
In 2017, we used $59.8 million to repay and repurchase portions of the senior secured term loan and $39.0 million to repurchase shares of our common stock. In 2016, we used $50.7 million to repay and repurchase portions of the senior secured term loan, $48.2 million to purchase equity securities in RESI and $37.7 million to repurchase shares of our common stock. In 2017, we also used $10.5 million for additions to premises and equipment.
Credit Agreement
On April 3, 2018, Altisource entered into the Credit Agreement pursuant to which Altisource borrowed $412.0 million in the form of Term B Loans and obtained a $15.0 million revolving credit facility. The Term B Loans mature in April 2024 and the revolving credit facility matures in April 2023.
Proceeds from the Term B Loans were used to repay the Company’s prior senior secured term loan, which had an outstanding balance of $412.1 million as of April 3, 2018. As of December 31, 2018, $338.8 million of the Term B Loans were outstanding. There were no borrowings outstanding under the revolving credit facility as of December 31, 2018.
The Term B Loans must be repaid in consecutive quarterly principal installments with no repayments due in 2019 and the remaining amounts due of $18.5 million in 2020 and $12.4 million annually thereafter, with the balance due at maturity. All amounts outstanding under the Term B Loans will become due on the earlier of (i) April 3, 2024, and (ii) the date on which the loans are declared to be due and owing by the administrative agent at the request (or with the consent) of the Required Lenders (as defined in the Credit Agreement; other capitalized terms, unless defined herein, are defined in the Credit Agreement) or as otherwise provided in the Credit Agreement upon the occurrence of any event of default.
In addition to the scheduled principal payments, subject to certain exceptions, the Term B Loans are subject to mandatory prepayment upon issuances of debt, casualty and condemnation events and sales of assets, as well as from a percentage of Consolidated Excess Cash Flow if the leverage ratio is greater than 3.00 to 1.00, as calculated in accordance with the provisions of the Credit Agreement (the percentage increases if the leverage ratio exceeds 3.50 to 1.00). Certain mandatory prepayments reduce future contractual amortization payments by an amount equal to the mandatory prepayment. Except as discussed above with respect to the BRS homes sales proceeds repayment, no mandatory prepayments were owed for the year ended December 31, 2018.
The interest rate on the Term B Loans as of December 31, 2018 was 6.8%.
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

Cash Flows
The following table presents our cash flows for the years ended December 31:

(in thousands)	2018	% Increase (decrease)	2017	% Increase (decrease)	2016

Net (loss) income adjusted for non-cash items	$72,510	(23)	$93,769	(19)	$115,470
Changes in operating assets and liabilities	(4,108)	85	(27,687)	(344)	11,348
Cash flows provided by operating activities	68,402	4	66,082	(48)	126,818
Cash flows provided by (used in) investing activities	11,084	207	(10,326)	87	(80,897)
Cash flows used in financing activities	(124,283)	(24)	(100,334)	(31)	(76,628)
Net decrease in cash, cash equivalents and restricted cash	(44,797)	—	(44,578)	(45)	(30,707)
Cash, cash equivalents and restricted cash at the beginning of the period	108,843	(29)	153,421	(17)	184,128

Cash, cash equivalents and restricted cash at the end of the period	$64,046	(41)	$108,843	(29)	$153,421

Non-GAAP Financial Measures(1)
Adjusted cash flows from operating activities	$79,370	(28)	$110,462	(21)	$139,843
Adjusted cash flows from operating activities less additions to premises and equipment	75,454	(25)	99,948	(14)	116,574
_________________________

(1)	These are non-GAAP measures that are defined and reconciled to the corresponding GAAP measures on pages 28 to 32.
Cash Flows from Operating Activities
Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net income. For the year ended December 31, 2018, cash flows provided by operating activities were $68.4 million, or approximately $0.08 for every dollar of service revenue, compared to cash flows from operating activities of $66.1 million, or approximately $0.07 for every dollar of service revenue, for the year ended December 31, 2017 and $126.8 million of cash flows from operating activities, or approximately $0.13 for every dollar of service revenue, for the year ended December 31, 2016. Cash flows from operating activities during 2018 were impacted by a $10.5 million increase in short-term investments in real estate in connection with our BRS business. Cash flows from operating activities during 2017 were impacted by the $28.0 million net payment for the previously accrued litigation settlement and a $16.4 million increase in short-term investments in real estate in connection with our BRS business. Cash flows from operating activities during 2016 were impacted by a $13.0 million increase in short-term investments in real estate in connection with our BRS business. Adjusting 2018 cash flows from operating activities for the litigation settlement payment and the increase in short-term investments in real estate, cash flows from operating activities would have been $79.4 million, or approximately $0.10 for every dollar of service revenue. Adjusting 2017 cash flows from operating activities for the net litigation settlement payment and the increase in short-term investments in real estate, cash flows from operating activities would have been $110.5 million, or approximately $0.12 for every dollar of service revenue. Adjusting 2016 cash flows from operating activities for the increase in short-term investments in real estate, cash flows from operating activities would have been $139.8 million, or approximately $0.15 for every dollar of service revenue. See non-GAAP measures defined and reconciled on pages 28 to 32.
The increase in cash flows from operations in 2018 compared to 2017 was primarily due to a decrease in cash used for changes in operating assets and liabilities, largely offset by a $21.3 million decrease in net income, adjusted for non-cash items compared to the year ended December 31, 2017. The decrease in net income, adjusted for non-cash items, was primarily driven by lower gross profit in 2018 as a result of decreasing service revenues, which were partially offset by corresponding reductions in expenses. The decrease in cash used for changes in operating assets and liabilities was principally driven by the $28.0 million net payment in 2017 of an accrued litigation settlement, a decrease in prepaid maintenance and income taxes receivable and a lower increase in short-term investments in real estate. These decreases were partially offset by a lower decrease in accounts receivable for the year ended December 31, 2018 due to service revenue mix and the timing of collections.
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
Cash Flows from Investing Activities
Cash flows from investing activities generally include additions to premises and equipment, acquisitions and sales of businesses, and purchases and sales of equity securities. Cash flows from investing activities were $11.1 million, $(10.3) million and $(80.9) million for the years ended December 31, 2018, 2017 and 2016, respectively. Cash flows from investing activities in 2018 consisted of $15.0 million in proceeds from the sale of the rental property management business to RESI (no comparative amounts in 2017 and 2016). We used $3.9 million, $10.5 million and $23.3 million for the years ended December 31, 2018, 2017 and 2016, respectively, for additions to premises and equipment primarily related to investments in the development of certain software applications, IT infrastructure and facility buildouts. The decreases in additions to premises and equipment in 2018 and 2017 primarily related to the completion of several software development projects prior to 2018 and facility buildouts and relocations prior to 2017.
During 2016, we purchased 4.1 million shares of RESI common stock for $48.2 million including brokers’ commissions. On July 29, 2016, we acquired Granite for $9.5 million.
Cash Flows from Financing Activities
Cash flows from financing activities primarily include activities associated with repayments and repurchases of long-term debt, proceeds from stock option exercises, the purchase of treasury shares, distributions to non-controlling interests and the payment of tax withholdings on issuance of restricted shares and stock option exercises. Cash flows from financing activities were $(124.3) million, $(100.3) million and $(76.6) million for the years ended December 31, 2018, 2017 and 2016, respectively. We used $84.0 million in 2018 to refinance and reduce our debt, including debt issuance costs and repayments and repurchases of long term debt compared to $59.8 million and $50.7 million of repurchases and repayments of long-term debt in 2017 and 2016, respectively. We received proceeds from stock option exercises of $3.6 million, $2.4 million and $9.6 million in 2018, 2017 and 2016, respectively. During 2016, we recognized an excess tax benefit on the exercise of stock options of $4.8 million (no comparative amounts in 2018 and 2017). We also used $40.4 million, $39.0 million and $37.7 million to repurchase shares of our common stock in 2018, 2017 and 2016, respectively. We distributed $2.8 million, $2.8 million and $2.6 million to non-controlling interests during 2018, 2017 and 2016, respectively. In addition, we made payments of $0.8 million and $1.2 million to satisfy employee tax withholding obligations on the issuance of restricted shares during 2018 and 2017, respectively (no comparative amount in 2016). These payments were made to tax authorities, at the employees’ direction, to satisfy the employees’ tax obligations rather than issuing a portion of vested restricted shares to employees.
Liquidity Requirements after December 31, 2018
Our primary future liquidity obligations pertain to long-term debt repayments and interest expense under the Credit Agreement (see Liquidity section above) and distributions to Lenders One members. During the next 12 months, we expect to pay $21.6 million of interest expense (assuming the current interest rate) under the Credit Agreement and distribute approximately $2.8 million to the Lenders One members representing non-controlling interests.
We believe that our existing cash and cash equivalents balances, our anticipated cash flows from operations and availability under our revolving credit facility will be sufficient to meet our liquidity needs, including to fund required interest payments and additions to premises and equipment, for the next 12 months.
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

•
For loan servicing technologies, we recognize revenue based on the number of loans on the system, on a per-transaction basis or over the estimated average number of months the loans and REO are on the platform, as applicable. We generally recognize revenue for professional services relating to loan servicing technologies over the contract period. For our loan origination system, we generally recognize revenue over the contract term, beginning on the commencement date of each contract. For foreclosure trustee services, we recognize revenue over the period during which we perform the related services, with full recognition upon completion and/or recording the related foreclosure deed. For loan disbursement processing services, we recognize revenue over the period during which we perform the processing services with full recognition upon completion of the disbursements. We use judgment to determine the period over which we recognize revenue for certain of these services. For mortgage charge-off collections performed on behalf of our clients, we recognize revenue as a percentage of amounts collected following collection from the borrowers.

•
For real estate brokerage and auction services, we recognize revenue on a net basis (i.e., the commission on the sale) as we perform services as an agent without assuming the risks and rewards of ownership of the asset and the commission earned on the sale is a fixed percentage or amount.

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

•
For renovation services, revenue is recognized over the period of the construction activity, based on the estimated percentage of completion of each project. We use judgment to determine the period over which we recognize revenue for certain of these services. For real estate brokerage and auction services, we recognize revenue on a net basis (i.e., the commission on the sale) as we perform services as an agent without assuming the risks and rewards of ownership of the asset and the commission earned on the sale is a fixed percentage or amount. For the buy-renovate-lease-sell business, we recognize revenue associated with our sales of short-term investments in real estate on a gross basis (i.e., the selling price of the property) as we assume the risks and rewards of ownership of the asset.

•
Reimbursable expenses revenue, primarily related to our real estate sales business, is included in revenue with an equal offsetting expense recognized in cost of revenue. These amounts are recognized on a gross basis, principally because we generally have control over selection of vendors and the vendor relationships are with us, rather than with our customers.

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

•
For the IT infrastructure services we provide to Ocwen, RESI and AAMC, we recognize revenue primarily based on the number of users of the applicable systems, fixed fees and the number and type of licensed platforms. We recognize revenue associated with implementation services upon completion and maintenance services ratably over the related service period.
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
We perform tests for impairment if conditions exist that indicate the carrying value may not be recoverable. When facts and circumstances indicate that the carrying value of intangible assets determined to have definite lives may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of cash flows of discrete intangible assets generally consistent with models utilized for internal planning purposes. If the sum of the undiscounted expected future cash flows is less than the carrying value, we recognize an impairment to the extent the carrying amount exceeds fair value.
Income Taxes
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
We hold customers’ assets in escrow and trust accounts at various financial institutions pending completion of certain real estate activities. We also hold cash in trust accounts at various financial institutions where contractual obligations mandate maintaining dedicated bank accounts for our asset recovery management business’s collections. These amounts are held in escrow and trust accounts for limited periods of time and are not included in the consolidated balance sheets. Amounts held in escrow and trust accounts were $23.6 million and $35.1 million at December 31, 2018 and 2017, respectively.
Contractual Obligations, Commitments and Contingencies
Our long-term contractual obligations generally include our long-term debt and operating lease payments on certain of our premises and equipment. The following table sets forth information relating to our contractual obligations as of December 31, 2018:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Non-cancelable operating lease obligations	$51,908	$17,600	$23,986	$8,999	$1,323
Senior secured term loan	338,822	—	30,852	24,720	283,250
Contractual interest payments(1)	105,422	21,638	41,209	37,953	4,622

Total	$496,152	$39,238	$96,047	$71,672	$289,195
______________________________________

(1)	Represents estimated future interest payments on our Credit Agreement based on the interest rate as of December 31, 2018.
For further information, see Note 14 and Note 25 to the consolidated financial statements.
Customer Concentration
Ocwen
Revenue from Ocwen primarily consists of revenue earned from the loan portfolios serviced and subserviced by Ocwen when Ocwen engages us as the service provider, and revenue earned directly from Ocwen, pursuant to the Ocwen Services Agreements. For the years ended December 31, 2018, 2017 and 2016, we recognized revenue from Ocwen of $437.4 million, $542.0 million and $561.9 million, respectively. Revenue from Ocwen as a percentage of segment and consolidated revenue was as follows for the years ended December 31:

	2018	2017	2016

Mortgage Market	63%	67%	65%
Real Estate Market	1%	1%	—%
Other Businesses, Corporate and Eliminations	9%	11%	27%
Consolidated revenue	52%	58%	56%
We earn additional revenue related to the portfolios serviced and subserviced by Ocwen when a party other than Ocwen or the MSR owner selects Altisource as the service provider. For the years ended December 31, 2018, 2017 and 2016, we recognized revenue of $47.1 million, $148.5 million and $188.0 million, respectively, related to the portfolios serviced by Ocwen when a party other than Ocwen or the MSR owner selected Altisource as the service provider. These amounts are not included in deriving revenue from Ocwen as a percentage of revenue in the table above.
As of February 22, 2019, Altisource and Ocwen entered into agreements that, among other things, facilitate Ocwen’s transition from REALServicing and related technologies to another mortgage servicing software platform, establish a process for Ocwen to review and approve the assignment of one or more of our agreements to potential buyers of Altisource’s business lines, permit Ocwen to use service providers other than Altisource for up to 10% of referrals from certain portfolios (determined on a service-by-service basis), subject to certain restrictions, and affirms Altisource’s role as a strategic service provider to Ocwen through August 2025. We do not anticipate that a servicing technology transition would materially impact the other services we provide to Ocwen. For the years ended December 31, 2018, 2017 and 2016, service revenue from REALServicing and related technologies was $35.1 million, $37.2 million and $40.2 million, respectively.
NRZ
Ocwen has disclosed that NRZ is its largest client. As of September 30, 2018, NRZ owned MSRs or rights to MSRs relating to approximately 57% of loans serviced and subserviced by Ocwen (measured in UPB). In July 2017 and January 2018, Ocwen and NRZ entered into a series of agreements pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer from Ocwen to NRZ of Ocwen’s legal title to the Subject MSRs and under which Ocwen will subservice mortgage loans underlying the Subject MSRs for an initial term of five years.
On August 28, 2017, Altisource, through its licensed subsidiaries, entered into the Brokerage Agreement with NRZ which extends through August 2025. Under this agreement and related amendments, Altisource remains the exclusive provider of brokerage services for REO associated with the Subject MSRs, irrespective of the subservicer, subject to certain limitations. NRZ’s brokerage subsidiary receives a cooperative brokerage commission on the sale of certain REO properties from these portfolios subject to certain exceptions.
The Brokerage Agreement can, at Altisource’s discretion, be terminated by Altisource, if a services agreement is not signed by Altisource and NRZ. The Brokerage Agreement may otherwise only be terminated upon the occurrence of certain specified events. Termination events include, but are not limited to, a breach of the terms of the Brokerage Agreement (including, without limitation, the failure to meet performance standards and non-compliance with law in a material respect), the failure to maintain licenses which failure materially prevents performance of the contract, regulatory allegations of non-compliance resulting in an adversarial proceeding against NRZ, voluntary or involuntary bankruptcy, appointment of a receiver, disclosure in a Form 10-K or Form 10-Q that there is significant uncertainty about Altisource’s ability to continue as a going concern, failure to maintain a specified level of cash and an unapproved change of control.
For the years ended December 31, 2018 and 2017, we recognized revenue from NRZ of $28.7 million and $2.4 million, respectively, under the Brokerage Agreement (no comparative amount in 2016). For the years ended December 31, 2018 and 2017, we recognized additional revenue of $83.6 million and $3.9 million, respectively, relating to the Subject MSRs when a party other than NRZ selects Altisource as the service provider (no comparative amount in 2016).
On August 28, 2017, Altisource and NRZ also entered into Services LOI, setting forth the terms pursuant to which Altisource would remain the exclusive service provider of fee-based services for the Subject MSRs, irrespective of the subservicer, through August 2025. The Services LOI expired on December 15, 2018. Altisource is providing services on the Subject MSRs pursuant to its agreements with Ocwen.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Our financial market risk consists primarily of interest rate and foreign currency exchange rate risk.
Interest Rate Risk
As of December 31, 2018, the interest rate charged on the Term B Loan was 6.8%. The interest rate is calculated based on the Adjusted Eurodollar Rate (as defined in the senior secured term loan agreement) with a minimum floor of 1.00% plus 4.00%.
Based on the principal amount outstanding at December 31, 2018, a one percentage point increase in the Eurodollar rate would increase our annual interest expense by approximately $3.4 million, based on the December 31, 2018 Adjusted Eurodollar Rate. There would be a $3.4 million decrease in our annual interest expense if there was a one percentage point decrease in the Eurodollar Rate.
Currency Exchange Risk
We are exposed to currency risk from potential changes in currency values of our non-United States dollar denominated expenses, assets, liabilities and cash flows. Our most significant currency exposure relates to the Indian rupee. Based on expenses incurred in Indian rupees during 2018, a one percentage point increase or decrease in value of the Indian rupee in relation to the United States dollar would increase or decrease our annual expenses by approximately $0.8 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Altisource Portfolio Solutions S.A.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Altisource Portfolio Solutions S.A. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2019 expressed an unqualified opinion.
Adoption of New Accounting Standard
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue from contracts with customers as a result of the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers effective January 1, 2018, under the modified retrospective method.
Emphasis of Concentration of Revenue and Uncertainties
As discussed in Note 3 to the consolidated financial statements, Ocwen Financial Corporation (“Ocwen”) is the Company’s largest customer.  Ocwen purchases certain mortgage services and technology services from the Company under agreements with terms extending through August 2025. Ocwen has disclosed that New Residential Investment Corp. (“NRZ”) is its largest client.  In July 2017 and January 2018, Ocwen and NRZ entered into a series of agreements pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer from Ocwen to NRZ of Ocwen’s legal title to certain mortgage servicing rights (“MSRs”) and under which Ocwen will subservice mortgage loans underlying these MSRs for an initial term of five years. NRZ can terminate its subservicing agreement with Ocwen in exchange for the payment of a termination fee.  As of February 22, 2019, the Company and Ocwen entered into agreements that, among other things, facilitate Ocwen’s transition from REALServicing and related technologies to another mortgage servicing software platform, establish a process for Ocwen to review and approve the assignment of one or more of the Company’s agreements to potential buyers of the Company’s business lines, permit Ocwen to use service providers other than the Company for up to 10% of referrals from certain portfolios (determined on a service-by-service basis), subject to certain restrictions, and affirms the Company’s role as a strategic service provider to Ocwen through August 2025.  As discussed in Note 25 to the consolidated financial statements, Ocwen has been and is subject to a number of federal and state regulatory matters and is subject to other challenges and uncertainties that could have significant adverse effects on Ocwen’s business.  Note 25 also discusses the potential implications of these uncertainties to the Company including the loss of Ocwen as a customer, the termination of Ocwen’s subservicing agreement with NRZ, or a reduction in the number or volume of services Ocwen purchases from the Company.
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

February 26, 2019
Clearwater, Florida

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Altisource Portfolio Solutions S.A.:
Opinion on Internal Control Over Financial Reporting
We have audited Altisource Portfolio Solutions S.A. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in 2013 Internal Control - Integrated Framework issued by the COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets and related consolidated statements of operations and comprehensive income (loss), consolidated statement of equity, cash flows and financial statement schedule as of December 31, 2018 and 2017 and for the three years in the period ended December 31, 2018 of the Company, and our report dated February 26, 2019, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s change in method of accounting for revenue from contracts with customers as a result of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, effective January 1, 2018, and an emphasis of matter paragraph regarding concentration of revenue with Ocwen Financial Corporation (“Ocwen”) and uncertainties faced by Ocwen.
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

/s/ Mayer Hoffman McCann P.C.

February 26, 2019
Clearwater, Florida

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$58,294	$105,006
Investment in equity securities	36,181	49,153
Accounts receivable, net	36,466	52,740
Short-term investments in real estate (Note 9)	39,873	29,405
Prepaid expenses and other current assets	30,720	35,337
Total current assets	201,534	271,641

Premises and equipment, net	45,631	73,273
Goodwill	81,387	86,283
Intangible assets, net	91,653	120,065
Deferred tax assets, net (Note 22)	309,089	303,707
Other assets	12,406	10,195

Total assets	$741,700	$865,164

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$87,240	$84,400
Current portion of long-term debt	—	5,945
Deferred revenue	10,108	9,802
Other current liabilities	7,030	9,414
Total current liabilities	104,378	109,561

Long-term debt, less current portion	331,476	403,336
Other non-current liabilities	9,178	12,282

Commitments, contingencies and regulatory matters (Note 25)

Equity:
Common stock ($1.00 par value; 100,000 shares authorized, 25,413 issued and 16,276 outstanding as of December 31, 2018; 17,418 outstanding as of December 31, 2017)	25,413	25,413
Additional paid-in capital	122,667	112,475
Retained earnings	590,655	626,600
Accumulated other comprehensive income	—	733
Treasury stock, at cost (9,137 shares as of December 31, 2018 and 7,995 shares as of December 31, 2017)	(443,304)	(426,609)
Altisource equity	295,431	338,612

Non-controlling interests	1,237	1,373
Total equity	296,668	339,985

Total liabilities and equity	$741,700	$865,164

See accompanying notes to consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share data)

	For the years ended December 31,
	2018	2017	2016

Revenue	$838,202	$942,213	$997,303
Cost of revenue	622,165	699,865	690,045

Gross profit	216,037	242,348	307,258
Operating expenses (income):
Selling, general and administrative expenses	175,670	192,642	214,155
Gain on sale of business (Note 4)	(13,688)	—	—
Restructuring charges (Note 24)	11,560	—	—
Litigation settlement loss, net of $4,000 insurance recovery (Note 20)	—	—	28,000
Income from operations	42,495	49,706	65,103
Other income (expense), net:
Interest expense	(26,254)	(22,253)	(24,412)
Unrealized loss on investment in equity securities (Note 6)	(12,972)	—	—
Other (expense) income, net	(1,870)	7,922	3,630
Total other income (expense), net	(41,096)	(14,331)	(20,782)

Income before income taxes and non-controlling interests	1,399	35,375	44,321
Income tax (provision) benefit	(4,098)	276,256	(12,935)

Net (loss) income	(2,699)	311,631	31,386
Net income attributable to non-controlling interests	(2,683)	(2,740)	(2,693)

Net (loss) income attributable to Altisource	$(5,382)	$308,891	$28,693

(Loss) Earnings per share:
Basic	$(0.32)	$16.99	$1.53
Diluted	$(0.32)	$16.53	$1.46

Weighted average shares outstanding:
Basic	17,073	18,183	18,696
Diluted	17,073	18,692	19,612

Comprehensive (loss) income:
Net (loss) income	$(2,699)	$311,631	$31,386
Other comprehensive (loss) income, net of tax:
Reclassification of unrealized gain on investment in equity securities, net of income tax provision of $200, to retained earnings from the cumulative effect of an accounting change (Note 2)	(733)	—	—
Unrealized gain (loss) on investment in equity securities, net of income tax (provision) benefit of $0, $(921), $720	—	2,478	(1,745)

Comprehensive (loss) income, net of tax	(3,432)	314,109	29,641
Comprehensive income attributable to non-controlling interests	(2,683)	(2,740)	(2,693)

Comprehensive (loss) income attributable to Altisource	$(6,115)	$311,369	$26,948

See accompanying notes to consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Consolidated Statements of Equity
(in thousands)

	Altisource Equity
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock, at cost	Non-controlling interests	Total
	Shares

Balance, January 1, 2016	25,413	$25,413	$96,321	$369,270	$—	$(440,026)	$1,292	$52,270

Comprehensive income:
Net income	—	—	—	28,693	—	—	2,693	31,386
Other comprehensive loss, net of tax	—	—	—	—	(1,745)	—	—	(1,745)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(2,580)	(2,580)
Share-based compensation expense	—	—	6,188	—	—	—	—	6,188
Excess tax benefit on stock-based compensation	—	—	4,779	—	—	—	—	4,779
Exercise of stock options and issuance of restricted shares	—	—	—	(64,177)	—	73,735	—	9,558
Repurchase of shares	—	—	—	—	—	(37,662)	—	(37,662)

Balance, December 31, 2016	25,413	25,413	107,288	333,786	(1,745)	(403,953)	1,405	62,194

Comprehensive income:
Net income	—	—	—	308,891	—	—	2,740	311,631
Other comprehensive income, net of tax	—	—	—	—	2,478	—	—	2,478
Distributions to non-controlling interest holders	—	—	—	—	—	—	(2,772)	(2,772)
Share-based compensation expense	—	—	4,255	—	—	—	—	4,255
Cumulative effect of an accounting change (Note 17)	—	—	932	(932)	—	—	—	—
Exercise of stock options and issuance of restricted shares	—	—	—	(13,491)	—	15,865	—	2,374
Treasury shares withheld for the payment of tax on restricted share issuances	—	—	—	(1,654)	—	490	—	(1,164)
Repurchase of shares	—	—	—	—	—	(39,011)	—	(39,011)

Balance, December 31, 2017	25,413	25,413	112,475	626,600	733	(426,609)	1,373	339,985

Net loss	—	—	—	(5,382)	—	—	2,683	(2,699)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(2,819)	(2,819)
Share-based compensation expense	—	—	10,192	—	—	—	—	10,192
Cumulative effect of accounting changes (Note 2)	—	—	—	(9,715)	(733)	—	—	(10,448)
Exercise of stock options and issuance of restricted shares	—	—	—	(19,245)	—	22,889	—	3,644
Treasury shares withheld for the payment of tax on restricted share issuances and stock option exercises	—	—	—	(1,603)	—	778	—	(825)
Repurchase of shares	—	—	—	—	—	(40,362)	—	(40,362)

Balance, December 31, 2018	25,413	$25,413	$122,667	$590,655	$—	$(443,304)	$1,237	$296,668

See accompanying notes to consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Consolidated Statements of Cash Flows
(in thousands)

	For the years ended December 31,
	2018	2017	2016

Cash flows from operating activities:
Net (loss) income	$(2,699)	$311,631	$31,386
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	30,799	36,447	36,788
Amortization of intangible assets	28,412	35,367	47,576
Unrealized loss on investment in equity securities	12,972	—	—
Change in the fair value of acquisition related contingent consideration	—	24	(3,555)
Goodwill write-off from business exit (Note 11)	2,640	—	—
Share-based compensation expense	10,192	4,255	6,188
Bad debt expense	2,830	5,116	1,829
Gain on early extinguishment of debt	—	(5,637)	(5,464)
Amortization of debt discount	717	301	413
Amortization of debt issuance costs	965	833	1,141
Deferred income taxes	(5,791)	(297,336)	(2,597)
Loss on disposal of fixed assets	727	2,768	1,765
Gain on sale of business (Note 4)	(13,688)	—	—
Loss on debt refinancing (Note 14)	4,434	—	—
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	14,556	29,965	15,980
Short-term investments in real estate	(10,468)	(16,380)	(13,025)
Prepaid expenses and other current assets	4,617	(5,754)	(7,856)
Other assets	2,278	770	1,053
Accounts payable and accrued expenses	1,651	2,576	(9,113)
Other current and non-current liabilities	(16,742)	(38,864)	24,309
Net cash provided by operating activities	68,402	66,082	126,818

Cash flows from investing activities:
Additions to premises and equipment	(3,916)	(10,514)	(23,269)
Acquisition of business, net of cash acquired	—	—	(9,409)
Proceeds from the sale of business (Note 4)	15,000	—	—
Purchase of investment in equity securities	—	—	(48,219)
Other investing activities	—	188	—
Net cash provided by (used in) investing activities	11,084	(10,326)	(80,897)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	407,880	—	—
Repayments and repurchases of long-term debt	(486,759)	(59,761)	(50,723)
Debt issuance costs	(5,042)	—	—
Proceeds from stock option exercises	3,644	2,374	9,558
Excess tax benefit on stock-based compensation	—	—	4,779
Purchase of treasury shares	(40,362)	(39,011)	(37,662)
Distributions to non-controlling interests	(2,819)	(2,772)	(2,580)
Payment of tax withholding on issuance of restricted shares and stock option exercises	(825)	(1,164)	—
Net cash used in financing activities	(124,283)	(100,334)	(76,628)

Net decrease in cash, cash equivalents and restricted cash	(44,797)	(44,578)	(30,707)
Cash, cash equivalents and restricted cash at the beginning of the period	108,843	153,421	184,128
Cash, cash equivalents and restricted cash at the end of the period	$64,046	$108,843	$153,421

Supplemental cash flow information:
Interest paid	$24,123	$21,210	$22,717
Income taxes paid, net	7,136	18,332	18,327

Non-cash investing and financing activities:
(Decrease) increase in payables for purchases of premises and equipment	$(32)	$(1,311)	$404

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
The management agreement between MPA and Lenders One, pursuant to which MPA is the management company, represents a variable interest in a variable interest entity. MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact the cooperative’s economic performance and the right to receive benefits from the cooperative. As a result, Lenders One is presented in the accompanying consolidated financial statements on a consolidated basis and the interests of the members are reflected as non-controlling interests. As of December 31, 2018, Lenders One had total assets of $2.7 million and total liabilities of $1.3 million. As of December 31, 2017, Lenders One had total assets of $4.6 million and total liabilities of $3.1 million.
Use of Estimates
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
We review premises and equipment for impairment following events or changes in circumstances that indicate the carrying amount of an asset or asset group may not be recoverable. We measure recoverability of assets to be held and used by comparing the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, we recognize an impairment charge for the amount that the carrying value of the asset or asset group exceeds the fair value of the asset or asset group.
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
Intangible Assets, Net
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

We perform tests for impairment if conditions exist that indicate the carrying value may not be recoverable. When facts and circumstances indicate that the carrying value of intangible assets determined to have definite lives may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of cash flows of discrete intangible assets generally consistent with models utilized for internal planning purposes. If the sum of the undiscounted expected future cash flows is less than the carrying value, we recognize an impairment to the extent the carrying amount exceeds fair value.
Long-Term Debt
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
Functional Currency
The currency of the primary economic environment in which our operations are conducted is the United States dollar. Therefore, the United States dollar has been determined to be our functional and reporting currency. Non-United States dollar transactions and balances have been measured in United States dollars in accordance with ASC Topic 830, Foreign Currency Matters. All transaction gains and losses from the measurement of monetary balance sheet items denominated in non-United States dollar currencies are reflected in the consolidated statements of operations and comprehensive income (loss) as income or expenses, as appropriate.
Defined Contribution 401(k) Plan
Some of our employees currently participate in a defined contribution 401(k) plan under which we may make matching contributions equal to a discretionary percentage determined by us. We recorded expenses of $1.2 million in each of the three years in the period ended December 31, 2018, related to our discretionary contributions.
Revenue Recognition
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

processing services with full recognition upon completion of the disbursements. We use judgment to determine the period over which we recognize revenue for certain of these services. For mortgage charge-off collections performed on behalf of our clients, we recognize revenue as a percentage of amounts collected following collection from the borrowers.

•
For real estate brokerage and auction services, we recognize revenue on a net basis (i.e., the commission on the sale) as we perform services as an agent without assuming the risks and rewards of ownership of the asset and the commission earned on the sale is a fixed percentage or amount.

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

•
For renovation services, revenue is recognized over the period of the construction activity, based on the estimated percentage of completion of each project. We use judgment to determine the period over which we recognize revenue for certain of these services. For real estate brokerage and auction services, we recognize revenue on a net basis (i.e., the commission on the sale) as we perform services as an agent without assuming the risks and rewards of ownership of the asset and the commission earned on the sale is a fixed percentage or amount. For the buy-renovate-lease-sell business, we recognize revenue associated with our sales of short-term investments in real estate on a gross basis (i.e., the selling price of the property) as we assume the risks and rewards of ownership of the asset.

•
Reimbursable expenses revenue, primarily related to our real estate sales business, is included in revenue with an equal offsetting expense recognized in cost of revenue. These amounts are recognized on a gross basis, principally because we generally have control over selection of vendors and the vendor relationships are with us, rather than with our customers.

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

Share-Based Compensation
Share-based compensation is accounted for under the provisions of ASC Topic 718, Compensation - Stock Compensation (“ASC Topic 718”). Under ASC Topic 718, the cost of services received in exchange for an award of equity instruments is generally measured based on the grant date fair value of the award. Share-based awards that do not require future service are expensed immediately. Share-based awards that require future service are recognized over the relevant service period. In 2017, the Company adopted FASB Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). In connection with adopting ASU 2016-09, the Company made an accounting policy election to account for forfeitures in compensation expense as they occur. Prior to adopting ASU No. 2016-09, the Company estimated forfeitures for share-based awards in compensation expense that were not expected to vest.
Income Taxes
We record income taxes in accordance with ASC Topic 740, Income Taxes (“ASC Topic 740”). We account for certain income and expense items differently for financial reporting purposes and income tax purposes. We recognize deferred income tax assets and liabilities for these differences between the financial reporting basis and the tax basis of our assets and liabilities as well as

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

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
Earnings Per Share
We compute earnings per share (“EPS”) in accordance with ASC Topic 260, Earnings Per Share. Basic net income per share is computed by dividing net income attributable to Altisource by the weighted average number of shares of common stock outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities using the treasury stock method.
Recently Adopted Accounting Pronouncements
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
The Company adopted Topic 606 effective January 1, 2018 retrospectively with the cumulative effect recognized on the date of initial application (the modified retrospective approach) for all contracts. As a result of this adoption, the Company recognized an $11.2 million increase in deferred revenue, a $1.1 million increase in unbilled accounts receivable, a $0.3 million increase in other current liabilities and a $10.4 million decrease in retained earnings as of January 1, 2018. Because the Company adopted Topic 606 retrospectively with a cumulative effect as of January 1, 2018, the comparative results as of and for the year ended December 31, 2017 have not been restated and continue to be reported under ASC Topic 605, Revenue Recognition and SEC Staff Accounting Bulletin Topic 13, Revenue Recognition. The details of the significant changes and quantitative impact of the adoption of Topic 606 are described below. Also see Revenue Recognition above and Note 18 for additional information on revenue, including disaggregation of revenue and contract balances.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the impact of adopting Topic 606 on the Company’s consolidated balance sheet as of December 31, 2018:

	Impact of the adoption of Topic 606
(in thousands)	As reported	Adjustments	Balances without adoption of Topic 606

Accounts receivable, net	$36,466	$(455)	$36,011
Total current assets	201,534	(455)	201,079
Total assets	741,700	(455)	741,245

Deferred revenue	10,108	(1,511)	8,597
Other current liabilities	7,030	(3,490)	3,540
Total current liabilities	104,378	(5,001)	99,377

Other non-current liabilities	9,178	269	9,446

Retained earnings	590,655	4,277	594,932
Altisource equity	295,431	4,277	299,708
Total equity	296,668	4,277	300,945
Total liabilities and equity	741,700	(455)	741,245
The following table summarizes the impact of adopting Topic 606 on the Company’s consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2018:

	Impact of the adoption of Topic 606
(in thousands)	As reported	Adjustments	Balances without adoption of Topic 606

Revenue	$838,202	$(6,692)	$831,510
Cost of revenue	622,165	2,116	624,281
Gross profit	216,037	(8,808)	207,229
Income from operations	42,495	(8,808)	33,687
Income (loss) before income taxes and non-controlling interests	1,399	(8,808)	(7,409)
Income tax (provision) benefit	(4,098)	2,637	(1,461)
Net loss	(2,699)	(6,171)	(8,870)
Net loss attributable to Altisource	(5,382)	(6,171)	(11,553)
The adoption of Topic 606 did not have any impact on net cash flows used in operating, financing or investing activities on the Company’s consolidated statement of cash flows for the year ended December 31, 2018.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This standard requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The standard also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. It also amends certain financial statement presentation and disclosure requirements associated with the fair value of financial instruments. This standard was effective for the Company on January 1, 2018. The adoption of this standard resulted in a cumulative effect adjustment to increase retained earnings and decrease accumulated other comprehensive income by $0.7 million on January 1, 2018. Changes in the fair value of the Company’s investment in RESI subsequent to January 1, 2018, as well as any equity investments acquired in the future, are reflected as a component of net income in the Company’s consolidated statements of operations and comprehensive income (loss).
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This standard addresses eight specific cash flow issues with the objective of reducing the existing diversity

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

in practice. This standard was effective for the Company on January 1, 2018, and the adoption of this guidance did not have any effect on the Company’s consolidated statement of cash flows.
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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This standard requires that companies include restricted cash and restricted cash equivalents in their cash and cash equivalent balances in the statement of cash flows. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard was effective for the Company on January 1, 2018, and was adopted using the retrospective transition method, as required by the standard. The adoption of this standard resulted in the classification of the Company’s restricted cash with cash and cash equivalents reflected in the Company’s consolidated statements of cash flows. As a result, the Company included $5.8 million, $3.8 million and $4.1 million of restricted cash with cash and cash equivalents in its consolidated statements of cash flows as of December 31, 2018, 2017 and 2016, respectively.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This standard clarifies the definition of a business and provides a screen to determine if a set of inputs, processes and outputs is a business. The standard specifies that when substantially all of the fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the assets acquired would not be a business. Under the new guidance, in order to be considered a business, an acquisition must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. In addition, the standard narrows the definition of the term “output” so that it is consistent with how it is described in Topic 606. This standard was effective for the Company on January 1, 2018, and the adoption of this guidance did not have any effect on the Company’s results of operations and financial position.
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
Future Adoption of New Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and in July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (collectively “Topic 842”). Topic 842 introduces a new lessee model that brings substantially all leases on the balance sheet. This standard will require lessees to recognize lease assets and lease liabilities on their balance sheets and disclose key information about leasing arrangements in their financial statements. This standard will be effective for annual periods beginning after December 15, 2018, including interim periods within that reporting period. Based on the Company’s analysis of arrangements where the Company is a lessee, we estimate that the new standard will result in the addition of approximately $42.4 million right-of-use assets and lease liabilities onto the Company’s consolidated balance sheet.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard will simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Current guidance requires that companies compute the implied fair value of goodwill under Step 2 by performing procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

in a business combination. This standard will require companies to perform annual or interim goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This standard will be effective for annual periods beginning after December 15, 2019, including interim periods within that reporting period, and will be applied prospectively. Early adoption of this standard is permitted. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements; however, adoption of this standard as of December 31, 2018 would not have had any impact on the Company’s consolidated financial statements.
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
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This standard modifies certain disclosure requirements such as the valuation processes for Level 3 fair value measurements. This standard also requires new disclosures such as the disclosure of certain assumptions used to develop significant unobservable inputs for Level 3 fair value measurements. This standard will be effective for annual periods beginning after December 15, 2019, including interim periods within that reporting period. Early adoption of either the entire standard or only the provisions that eliminate or modify requirements is permitted. The Company currently does not expect the adoption of this guidance to have an impact on its consolidated financial statements.
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
NOTE 3 — CUSTOMER CONCENTRATION
Ocwen
Ocwen is a residential mortgage loan servicer of mortgage servicing rights (“MSRs”) it owns, including those MSRs in which others have an economic interest, and a subservicer of MSRs owned by others.
During the year ended December 31, 2018, Ocwen was our largest customer, accounting for 52% of our total revenue. Ocwen purchases certain mortgage services and technology services from us under the terms of services agreements and amendments thereto (collectively, the “Ocwen Services Agreements”) with terms extending through August 2025. Certain of the Ocwen Services Agreements contain a “most favored nation” provision and also grant the parties the right to renegotiate pricing, among other things.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

Revenue from Ocwen primarily consists of revenue earned from the loan portfolios serviced and subserviced by Ocwen when Ocwen engages us as the service provider, and revenue earned directly from Ocwen, pursuant to the Ocwen Services Agreements. For the years ended December 31, 2018, 2017 and 2016, we recognized revenue from Ocwen of $437.4 million, $542.0 million and $561.9 million, respectively. Revenue from Ocwen as a percentage of segment and consolidated revenue was as follows for the years ended December 31:

	2018	2017	2016

Mortgage Market	63%	67%	65%
Real Estate Market	1%	1%	—%
Other Businesses, Corporate and Eliminations	9%	11%	27%
Consolidated revenue	52%	58%	56%
We earn additional revenue related to the portfolios serviced and subserviced by Ocwen when a party other than Ocwen or the MSR owner selects Altisource as the service provider. For the years ended December 31, 2018, 2017 and 2016, we recognized revenue of $47.1 million, $148.5 million and $188.0 million, respectively, related to the portfolios serviced by Ocwen when a party other than Ocwen or the MSR owner selected Altisource as the service provider. These amounts are not included in deriving revenue from Ocwen as a percentage of revenue in the table above.
As of December 31, 2018, accounts receivable from Ocwen totaled $15.2 million, $11.6 million of which was billed and $3.6 million of which was unbilled. As of December 31, 2017, accounts receivable from Ocwen totaled $18.9 million, $13.6 million of which was billed and $5.3 million of which was unbilled.
As of February 22, 2019, Altisource and Ocwen entered into agreements that, among other things, facilitate Ocwen’s transition from REALServicing and related technologies to another mortgage servicing software platform, establish a process for Ocwen to review and approve the assignment of one or more of our agreements to potential buyers of Altisource’s business lines, permit Ocwen to use service providers other than Altisource for up to 10% of referrals from certain portfolios (determined on a service-by-service basis), subject to certain restrictions, and affirms Altisource’s role as a strategic service provider to Ocwen through August 2025. We do not anticipate that a servicing technology transition would materially impact the other services we provide to Ocwen. For the years ended December 31, 2018, 2017 and 2016, service revenue from REALServicing and related technologies was $35.1 million, $37.2 million and $40.2 million, respectively.
NRZ
New Residential Investment Corp. (individually, together with one or more of its subsidiaries or one or more of its subsidiaries individually, “NRZ”) is a residential investment trust that invests in and manages residential mortgage related assets in the United States including MSRs and excess MSRs.
Ocwen has disclosed that NRZ is its largest client. As of September 30, 2018, NRZ owned MSRs or rights to MSRs relating to approximately 57% of loans serviced and subserviced by Ocwen (measured in unpaid principal balances (“UPB”)) (the “Subject MSRs”). In July 2017 and January 2018, Ocwen and NRZ entered into a series of agreements pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer from Ocwen to NRZ of Ocwen’s legal title to the Subject MSRs and under which Ocwen will subservice mortgage loans underlying the Subject MSRs for an initial term of five years.
On August 28, 2017, Altisource, through its licensed subsidiaries, entered into a Cooperative Brokerage Agreement, as amended, and related letter agreement (collectively, the “Brokerage Agreement”) with NRZ which extends through August 2025. Under this agreement and related amendments, Altisource remains the exclusive provider of brokerage services for REO associated with the Subject MSRs, irrespective of the subservicer, subject to certain limitations. NRZ’s brokerage subsidiary receives a cooperative brokerage commission on the sale of certain REO properties from these portfolios subject to certain exceptions.
The Brokerage Agreement can, at Altisource’s discretion, be terminated by Altisource if a services agreement is not signed by Altisource and NRZ. The Brokerage Agreement may otherwise only be terminated upon the occurrence of certain specified events. Termination events include, but are not limited to, a breach of the terms of the Brokerage Agreement (including, without limitation, the failure to meet performance standards and non-compliance with law in a material respect), the failure to maintain licenses which failure materially prevents performance of the contract, regulatory allegations of non-compliance resulting in an adversarial proceeding against NRZ, voluntary or involuntary bankruptcy, appointment of a receiver, disclosure in a Form 10-K or Form 10-Q that there is significant uncertainty about Altisource’s ability to continue as a going concern, failure to maintain a specified level of cash and an unapproved change of control.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2018 and 2017, we recognized revenue from NRZ of $28.7 million and $2.4 million, respectively, under the Brokerage Agreement (no comparative amount in 2016). For the years ended December 31, 2018 and 2017, we recognized additional revenue of $83.6 million and $3.9 million, respectively, relating to the Subject MSRs when a party other than NRZ selects Altisource as the service provider (no comparative amount in 2016).
On August 28, 2017, Altisource and NRZ also entered into a non-binding Letter of Intent, as amended, to enter into a services agreement (the “Services LOI”), setting forth the terms pursuant to which Altisource would remain the exclusive service provider of fee-based services for the Subject MSRs, irrespective of the subservicer, through August 2025. The Services LOI expired on December 15, 2018. Altisource is providing services on the Subject MSRs pursuant to its agreements with Ocwen.
NOTE 4 — SALE OF BUSINESS
In August 2018, Altisource entered into an amendment to its agreements with RESI to sell Altisource’s rental property management business to RESI and permit RESI to internalize certain services that had been provided by Altisource. These services were historically provided under an agreement between RESI and Altisource, in which Altisource was the sole provider of rental property management services to RESI through December 2027, subject to certain exceptions. The proceeds from the transaction totaled $18.0 million, payable in two installments. The first installment of $15.0 million was received on the closing date of August 8, 2018. The second installment of $3.0 million will be received on the earlier of a RESI change of control or on August 8, 2023. The second installment was recorded as a long-term receivable with a discounted value of $2.2 million as of December 31, 2018 in Other Assets in the consolidated balance sheets. In connection with the sale of the rental property management business, the Company recognized a pretax gain of $13.7 million for the year ended December 31, 2018 in the accompanying consolidated statements of operations and comprehensive income (loss).

NOTE 5 — ACQUISITION
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
NOTE 6 — INVESTMENT IN EQUITY SECURITIES
During the year ended December 31, 2016, we purchased 4.1 million shares of RESI common stock for $48.2 million. This investment is reflected in the consolidated balance sheets at fair value of $36.2 million and $49.2 million as of December 31, 2018 and 2017, respectively. During the year ended December 31, 2018, we recognized an unrealized loss of $13.0 million (no comparative amounts in 2017 and 2016) on our investment in RESI in other income (expense), net in the consolidated statements of operations and comprehensive income (loss) as a result of a change in the market value of RESI common shares. During the years ended December 31, 2017 and 2016, an unrealized gain (loss) on our investment in RESI of $2.5 million and $(1.7) million, respectively, net of income tax (provision) benefit, was reflected in other comprehensive income in the consolidated statements

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

of operations and comprehensive income (loss) (see Note 2 for additional information on the adoption of the new accounting standard on investments in equity securities). During the years ended December 31, 2018, 2017 and 2016, we earned dividends of $2.5 million, $2.5 million and $2.3 million, respectively, related to this investment. In addition, during the year ended December 31, 2016, we incurred expenses of $3.4 million related to this investment (no comparative amounts in 2018 and 2017).
Pursuant to the agreement between Altisource and RESI to sell the rental property management business to RESI (see Note 4 for additional information), Altisource is subject to a lock-up period with respect to the sale or transfer of the shares of common stock of RESI owned by Altisource (the “Shares”). During the period between the closing date of the sale and December 31, 2018, Altisource was restricted from selling any of the Shares. During each quarter of 2019, Altisource is permitted to transfer no more than 25% of the Shares (approximately 1.0 million shares as of December 31, 2018), provided that any Shares not sold in the applicable quarter will increase the amount that may be sold in the subsequent quarters by 50% of the unsold permitted amount. Thereafter, all transfer restrictions will expire and any remaining Shares will be freely transferable. Notwithstanding these restrictions, Altisource retains the right to sell or transfer the Shares at any time: (i) where Altisource has a good faith belief that its or its affiliates’ liquidity should be increased and the sale is necessary to achieve such an increase; (ii) where the proceeds of sales will be used to finance a strategic acquisition transaction; (iii) in privately negotiated block transactions with unrelated third parties or a similar transaction; or (iv) where RESI is the subject of a tender offer that is reasonably likely to result in a change of control or where RESI undergoes a change of control.
NOTE 7 — ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consists of the following as of December 31:

(in thousands)	2018	2017

Billed	$35,590	$40,787
Unbilled	11,759	22,532
	47,349	63,319
Less: Allowance for doubtful accounts	(10,883)	(10,579)

Total	$36,466	$52,740
Unbilled accounts receivable consist primarily of certain real estate asset management, REO sales, title and closing services for which we generally recognize revenue when the service is provided but collect upon closing of the sale, and foreclosure trustee services, for which we generally recognize revenues over the service delivery period but bill following completion of the service. We also include amounts in unbilled accounts receivable that are earned during a month and billed in the following month.
Bad debt expense amounted to $2.8 million, $5.1 million and $1.8 million for the years ended December 31, 2018, 2017 and 2016, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).
NOTE 8 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following as of December 31:

(in thousands)	2018	2017

Maintenance agreements, current portion	$5,600	$8,014
Income taxes receivable	7,940	9,227
Prepaid expenses	7,484	7,898
Other current assets	9,696	10,198

Total	$30,720	$35,337
NOTE 9 — DISCONTINUATION OF THE BUY-RENOVATE-LEASE-SELL BUSINESS

On November 26, 2018, the Company announced its plans to sell its short-term investments in real estate (“BRS Inventory”) and discontinue the Company’s Buy-Renovate-Lease-Sell (“BRS”) business. Altisource’s BRS business is a component of the Real Estate Investor Solutions business and focuses on buying, renovating, leasing and selling single-family homes to real estate investors. The BRS business is not material in relation to the Company’s results of operations or financial position. In anticipation

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

of receiving the majority of the proceeds from the sale of the BRS Inventory over the fourth quarter of 2018 and the first half of 2019, the Company repaid $49.9 million of its debt in the fourth quarter of 2018.
NOTE 10 — PREMISES AND EQUIPMENT, NET
Premises and equipment, net consists of the following as of December 31:

(in thousands)	2018	2017

Computer hardware and software	$182,215	$179,567
Office equipment and other	7,384	9,388
Furniture and fixtures	13,313	14,092
Leasehold improvements	29,781	33,417
	232,693	236,464
Less: Accumulated depreciation and amortization	(187,062)	(163,191)

Total	$45,631	$73,273
Depreciation and amortization expense amounted to $30.8 million, $36.4 million and $36.8 million for the years ended December 31, 2018, 2017 and 2016, respectively, and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the consolidated statements of operations and comprehensive income (loss).
NOTE 11 — GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
Goodwill was recorded in connection with the 2016 acquisition of Granite, the 2015 acquisitions of CastleLine Holdings, LLC and its subsidiaries, GoldenGator, LLC, REIsmart, LLC and Onit Solutions, LLC, the 2014 acquisition of certain assets and assumption of certain liabilities of Owners Advantage, LLC (“Owners”), the 2013 acquisition of the Homeward Residential, Inc. fee-based business, the 2011 acquisitions of Springhouse, LLC and Tracmail and the 2010 acquisition of MPA. See Note 5 for additional information on the 2016 acquisition (there were no acquisitions in 2018 or 2017). Changes in goodwill during the years ended December 31, 2018 and 2017 are summarized below:

(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Total

Balance as of January 1 and December 31, 2017	$73,259	$10,056	$2,968	$86,283
Disposition	—	(2,256)	—	(2,256)
Write-off	—	(2,640)	—	(2,640)

Balance as of December 31, 2018	$73,259	$5,160	$2,968	$81,387
During 2018, goodwill was reduced by $2.3 million in connection with the sale of the rental property management business to RESI (see Note 4). Also during 2018, we recorded a $2.6 million write-off of goodwill attributable to the BRS business, as a result of our decision to discontinue the BRS business in the fourth quarter of 2018 (see Note 9).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

Intangible Assets, Net
Intangible assets, net consist of the following as of December 31:

	Weighted average estimated useful life (in years)	Gross carrying amount		Accumulated amortization		Net book value
(in thousands)		2018	2017	2018	2017	2018	2017

Definite lived intangible assets:
Trademarks and trade names	15	$11,349	$15,354	$(6,244)	$(8,881)	$5,105	$6,473
Customer related intangible assets	10	273,172	277,828	(207,639)	(188,258)	65,533	89,570
Operating agreement	20	35,000	35,000	(15,632)	(13,865)	19,368	21,135
Non-compete agreements	4	1,230	1,560	(1,026)	(897)	204	663
Intellectual property	10	300	300	(145)	(115)	155	185
Other intangible assets	5	3,745	3,745	(2,457)	(1,706)	1,288	2,039

Total		$324,796	$333,787	$(233,143)	$(213,722)	$91,653	$120,065
Amortization expense for definite lived intangible assets was $28.4 million, $35.4 million and $47.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. Expected annual definite lived intangible asset amortization expense for 2019 through 2023 is $20.4 million, $17.7 million, $11.6 million, $7.3 million and $6.3 million, respectively.
NOTE 12 — OTHER ASSETS
Other assets consist of the following as of December 31:

(in thousands)	2018	2017

Security deposits	$3,972	$5,304
Restricted cash	5,752	3,837
Other	2,682	1,054

Total	$12,406	$10,195
NOTE 13 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable and accrued expenses consist of the following as of December 31:

(in thousands)	2018	2017

Accounts payable	$27,853	$15,682
Accrued salaries and benefits	31,356	41,363
Accrued expenses - general	27,866	27,268
Income taxes payable	165	87

Total	$87,240	$84,400
Other current liabilities consist of the following as of December 31:

(in thousands)	2018	2017

Unfunded cash account balances	$4,932	$5,900
Other	2,098	3,514

Total	$7,030	$9,414

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

NOTE 14 — LONG-TERM DEBT
Long-term debt consists of the following as of December 31:

(in thousands)	2018	2017

Senior secured term loans	$338,822	$413,581
Less: Debt issuance costs, net	(3,855)	(3,158)
Less: Unamortized discount, net	(3,491)	(1,142)
Net long-term debt	331,476	409,281
Less: Current portion	—	(5,945)

Long-term debt, less current portion	$331,476	$403,336
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
Proceeds from the Term B Loans were used to repay the Company’s prior senior secured term loan, which had an outstanding balance of $412.1 million as of April 3, 2018. In connection with the refinancing, we recognized a loss of $4.4 million from the write-off of unamortized debt issuance costs and debt discount in the second quarter of 2018. This loss was included in other income (expense), net in the consolidated statements of operations and comprehensive income (loss).
The Term B Loans must be repaid in consecutive quarterly principal installments with remaining amounts due of $18.5 million in 2020 and $12.4 million annually thereafter, with the balance due at maturity. During 2018, the Company used the proceeds received from the sale of the rental property management business to RESI (see Note 4) to repay $15.0 million of the Term B Loans. In addition, the Company repaid $49.9 million of the Term B Loans in the fourth quarter of 2018 from proceeds from the sale certain of the BRS Inventory received during December 2018 and in anticipation of receiving additional proceeds during the first half of 2019 (see Note 9). These repayments were applied to contractual amortization payments in the direct order of maturity. All amounts outstanding under the Term B Loans will become due on the earlier of (i) April 3, 2024, and (ii) the date on which the loans are declared to be due and owing by the administrative agent at the request (or with the consent) of the Required Lenders (as defined in the Credit Agreement; other capitalized terms, unless defined herein, are defined in the Credit Agreement) or as otherwise provided in the Credit Agreement upon the occurrence of any event of default.
In addition to the scheduled principal payments, subject to certain exceptions, the Term B Loans are subject to mandatory prepayment upon issuances of debt, casualty and condemnation events and sales of assets, as well as from a percentage of Consolidated Excess Cash Flow if the leverage ratio is greater than 3.00 to 1.00, as calculated in accordance with the provisions of the Credit Agreement (the percentage increases if the leverage ratio exceeds 3.50 to 1.00). Certain mandatory prepayments reduce future contractual amortization payments by an amount equal to the mandatory prepayment. Except as discussed above with respect to the BRS Inventory proceeds repayment, no mandatory prepayments were owed for the year ended December 31, 2018.
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
The Term B Loans bear interest at rates based upon, at our option, the Adjusted Eurodollar Rate or the Base Rate. Adjusted Eurodollar Rate term loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Adjusted Eurodollar Rate for a three month interest period and (y) 1.00% plus (ii) 4.00%. Base Rate term loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Base Rate and (y) 2.00% plus (ii) 3.00%. The interest rate at December 31, 2018 was 6.80%.
Loans under the revolving credit facility bear interest at rates based upon, at our option, the Adjusted Eurodollar Rate or the Base Rate. Adjusted Eurodollar Rate revolving loans bear interest at a rate per annum equal to the sum of (i) the Adjusted Eurodollar Rate for a three month interest period plus (ii) 4.00%. Base Rate revolving loans bear interest at a rate per annum equal to the sum of (i) the Base Rate plus (ii) 3.00%. The unused commitment fee is 0.50%. There were no borrowings outstanding under the revolving credit facility as of December 31, 2018.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

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
During 2017, we repurchased portions of our senior secured term loan with an aggregate par value of $60.1 million at a weighted average discount of 10.7%, recognizing a net gain of $5.6 million on the early extinguishment of debt. During 2016, we repurchased portions of our senior secured term loan with an aggregate par value of $51.0 million at a weighted average discount of 13.2%, recognizing a net gain of $5.5 million on the early extinguishment of debt. There were no similar repurchases in 2018. These net gains are included in other income (expense), net in the consolidated statements of operations and comprehensive income (loss) (see Note 21).
At December 31, 2018, debt issuance costs were $3.9 million, net of $0.7 million of accumulated amortization. At December 31, 2017, debt issuance costs were $3.2 million, net of $7.1 million of accumulated amortization.
Interest expense on the senior secured term loans, including amortization of debt issuance costs and the net debt discount, totaled $26.3 million, $22.3 million and $24.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Maturities of our long-term debt are as follows:

(in thousands)	Maturities

2019	$—
2020	18,492
2021	12,360
2022	12,360
2023	12,360
2024	283,250

$338,822

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

NOTE 15 — OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following as of December 31:

(in thousands)	2018	2017

Income tax liabilities	$7,069	$5,955
Deferred revenue	19	2,101
Other non-current liabilities	2,090	4,226

Total	$9,178	$12,282
NOTE 16 — FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The following table presents the carrying amount and estimated fair value of financial instruments and certain liabilities measured at fair value as of December 31, 2018 and 2017. The following fair values are estimated using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	December 31, 2018				December 31, 2017
(in thousands)	Carrying amount	Fair value			Carrying amount	Fair value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$58,294	$58,294	$—	$—	$105,006	$105,006	$—	$—
Restricted cash	5,752	5,752	—	—	3,837	3,837	—	—
Investment in equity securities	36,181	36,181	—	—	49,153	49,153	—	—
Long-term receivable (Note 4)	2,221	—	—	2,221	—	—	—	—

Liabilities:
Senior secured term loan	338,822	—	330,351	—	413,581	—	407,377	—
Fair Value Measurements on a Recurring Basis
Cash and cash equivalents and restricted cash are carried at amounts that approximate their fair values due to the highly liquid nature of these instruments and were measured using Level 1 inputs.
Investment in equity securities is carried at fair value and consist of 4.1 million shares of RESI common stock. The investment in equity securities is measured using Level 1 inputs as these securities have quoted prices in active markets.
The fair value of our senior secured term loan is based on quoted market prices. Based on the frequency of trading, we do not believe that there is an active market for our debt. Therefore, the quoted prices are considered Level 2 inputs.
In connection with the sale of the rental property management business in August 2018, Altisource will receive $3.0 million on the earlier of a RESI change of control or on August 8, 2023 (see Note 4 for additional information). We measure long-term receivables without a stated interest rate based on the present value of the future payments.
There were no transfers between different levels during the periods presented.
Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk primarily consist of cash and cash equivalents and accounts receivable. Our policy is to deposit our cash and cash equivalents with larger, highly rated financial institutions. The Company derives over 50% of its revenues from Ocwen (see Note 3 for additional information on Ocwen revenues and accounts receivable balance). The Company mitigates its concentrations of credit risk with respect to accounts receivable by actively monitoring past due accounts and the economic status of larger customers, if known.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

NOTE 17 — SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Common Stock
At December 31, 2018, we had 100 million shares authorized, 25.4 million shares issued and 16.3 million shares of common stock outstanding. At December 31, 2017, we had 100.0 million shares authorized, 25.4 million shares issued and 17.4 million shares of common stock outstanding. The holders of shares of Altisource common stock generally are entitled to one vote for each share on all matters voted on by shareholders, and the holders of such shares generally will possess all voting power.
Equity Incentive Plan
Our 2009 Equity Incentive Plan (the “Plan”) provides for various types of equity awards, including stock options, stock appreciation rights, stock purchase rights, restricted shares, restricted share units and other awards, or a combination of any of the above. Under the Plan, we may grant up to 6.7 million Altisource share-based awards to officers, directors, employees and to employees of our affiliates. As of December 31, 2018, 1.2 million share-based awards were available for future grant under the Plan. Expired and forfeited awards are available for reissuance.
Share Repurchase Program
On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. As of December 31, 2018, approximately 3.4 million shares of common stock remain available for repurchase under the program. We purchased 1.6 million shares of common stock at an average price of $25.53 per share during the year ended December 31, 2018, 1.6 million shares at an average price of $23.84 per share during the year ended December 31, 2017 and 1.4 million shares at an average price of $26.81 per share during the year ended December 31, 2016. Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of December 31, 2018, we can repurchase up to approximately $139 million of our common stock under Luxembourg law. Our Credit Agreement also limits the amount we can spend on share repurchases, which was approximately $489 million as of December 31, 2018, and may prevent repurchases in certain circumstances.
Share-Based Compensation
We issue share-based awards in the form of stock options, restricted shares and restricted share units for certain employees, officers and directors. We recognized share-based compensation expense of $10.2 million, $4.3 million and $6.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, estimated unrecognized compensation costs related to share-based awards amounted to $11.8 million, which we expect to recognize over a weighted average remaining requisite service period of approximately 1.90 years.
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
Service-Based Options. These options generally vest over three or four years with equal annual vesting and expire on the earlier of ten years after the date of grant or following termination of service. A total of 500 thousand service-based awards were outstanding as of December 31, 2018.
Market-Based Options. These option grants generally have two components, each of which vests only upon the achievement of certain criteria. The first component, which we refer to as “ordinary performance” grants, generally consists of two-thirds of the market-based grant and begins to vest if the stock price is at least double the exercise price, as long as the stock price realizes a compounded annual gain of at least 20% over the exercise price. The remaining third of the market-based options, which we refer to as “extraordinary performance” grants, generally begins to vest if the stock price is at least triple the exercise price, as long as the stock price realizes a compounded annual gain of at least 25% over the exercise price. Market-based

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

awards vest in three or four year installments with the first installment vesting upon the achievement of the criteria and the remaining installments vesting thereafter in equal annual installments. Market-based options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service or in the final three years of the option term, in which case vesting will generally continue in accordance with the provisions of the award agreement. A total of 662 thousand market-based awards were outstanding as of December 31, 2018.
Performance-Based Options. These option grants generally begin to vest upon the achievement of certain specific financial measures. Generally, the awards begin vesting if the performance criteria are achieved; one-fourth vest on each anniversary of the grant date. For certain other financial measures, awards cliff-vest upon the achievement of the specific performance during the period from 2018 through 2021. The award of performance-based options is adjusted based on the level of achievement specified in the award agreements. If the performance criteria achieved is above threshold performance levels, participants have the opportunity to vest in 50% to 200% of the option grants, depending upon performance achieved. If the performance criteria achieved is below a certain threshold, the award is canceled. The options expire on the earlier of ten years after the date of grant or following termination of service. There were 279 thousand performance-based awards outstanding as of December 31, 2018.
The Company granted 277 thousand stock options (at a weighted average exercise price of $25.15 per share), 244 thousand stock options (at a weighted average exercise price of $33.28 per share) and 145 thousand stock options (at a weighted average exercise price of $29.17 per share) during the years ended December 31, 2018, 2017 and 2016, respectively.
The fair values of the service-based options and performance-based options were determined using the Black-Scholes option pricing model and the fair values of the market-based options were determined using a lattice (binomial) model. The following assumptions were used to determine the fair values as of the grant date:

	2018		2017		2016
	Black-Scholes	Binomial	Black-Scholes	Binomial	Black-Scholes	Binomial

Risk-free interest rate (%)	2.66 – 3.10	1.64 – 3.22	1.89 – 2.29	0.77 – 2.38	1.25 – 1.89	0.23 – 2.23
Expected stock price volatility (%)	70.31 – 71.86	71.36 – 71.86	61.49 – 71.52	66.68 – 71.52	59.75 – 62.14	59.76 – 62.14
Expected dividend yield	—	—	—	—	—	—
Expected option life (in years)	6.00 – 6.25	2.56 – 4.33	6.00 – 7.50	2.55 – 4.82	6.00 – 6.25	4.06 – 4.88
Fair value	$16.17 – $19.68	$14.67 – $20.26	$13.57 – $24.80	$11.94 – $24.30	$11.15 – $18.60	$11.06 – $19.27
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
The following table summarizes the weighted average grant date fair value of stock options granted per share, the total intrinsic value of stock options exercised and the grant date fair value of stock options that vested during the years ended December 31:

(in thousands, except per share amounts)	2018	2017	2016

Weighted average grant date fair value of stock options granted per share	$16.31	$20.44	$16.82
Intrinsic value of stock options exercised	4,609	3,028	18,209
Grant date fair value of stock options that vested	1,760	2,279	2,698

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the activity related to our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2017	1,745,906	$28.20	4.96	$10,202
Granted	276,876	25.15
Exercised	(330,537)	11.33
Forfeited	(251,679)	32.21

Outstanding at December 31, 2018	1,440,566	30.78	5.04	945

Exercisable at December 31, 2018	874,304	27.42	3.20	902
In 2018, the Company modified the performance thresholds that are required to be met in order for vesting to occur for 263 thousand stock options granted to 16 employees during the year ended December 31, 2018. The award modification did not change the inputs into the valuation model or the Company’s assessment of the probability of vesting as of the effective date of the modifications. Consequently, no incremental compensation expense was required as a result of this modification.
The following table summarizes information about stock options outstanding and exercisable at December 31, 2018:

	Options outstanding			Options exercisable
Exercise price range (1)	Number	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number	Weighted average remaining contractual life (in years)	Weighted average exercise price

$10.01 — $20.00	212,667	6.06	$18.79	203,344	6.05	$18.79
$20.01 — $30.00	925,563	4.79	24.60	537,607	2.07	23.81
$30.01 — $40.00	132,586	6.20	34.63	54,478	3.54	32.82
$60.01 — $70.00	71,000	3.19	60.73	51,375	3.19	60.74
$70.01 — $80.00	25,000	4.51	72.78	6,250	0.45	72.78
$80.01 — $90.00	25,000	5.60	86.69	6,250	5.60	86.69
$90.01 — $100.00	46,875	5.00	95.64	13,125	4.51	95.59
$100.01 — $110.00	1,875	0.45	105.11	1,875	0.45	105.11

	1,440,566			874,304
______________________________________

(1)	These options contain market-based and performance-based components as described above.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the market prices necessary in order for the market-based options to begin to vest:

	Market-based options
Vesting price	Ordinary performance	Extraordinary performance

$40.01 — $50.00	6,400	—
$50.01 — $60.00	60,164	9,323
$60.01 — $70.00	16,648	6,325
$70.01 — $80.00	—	11,500
$80.01 — $90.00	—	19,080
$90.01 — $100.00	—	8,325
$140.01 — $150.00	12,500	—
$170.01 — $180.00	12,500	—
$180.01 — $190.00	7,500	19,625
Over $190.00	15,000	23,750

Total	130,712	97,928

Weighted average share price	$49.46	$47.79
Other Share-Based Awards
The Company’s other share-based and similar types of awards are composed of restricted shares and, beginning in 2018, restricted share units. The restricted shares and restricted share units are composed of a combination of service-based awards and performance-based awards.
Service-Based Awards. These awards generally vest over one to four years with (a) vesting in equal annual installments, (b) vesting of all of the restricted shares and restricted share units at the end of the vesting period or (c) vesting beginning after two years of service. A total of 482 thousand service-based awards were outstanding as of December 31, 2018.
Performance-Based Awards. These awards generally begin to vest upon the achievement of certain specific financial measures. Generally, the awards begin vesting if the performance criteria are achieved; one-third vest on each anniversary of the grant date. The number of performance-based restricted shares that may vest will be based on the level of achievement, as specified in the award agreements. If the performance criteria achieved is above threshold performance levels, participants have the opportunity to vest in 80% to 150% of the restricted share award, depending on performance achieved. If the performance criteria achieved is below a certain threshold, the award is canceled. A total of four thousand performance-based awards were outstanding as of December 31, 2018.
The Company granted 376 thousand restricted shares and restricted share units (at a weighted average grant date fair value of $21.57 per share) during the year ended December 31, 2018.
The following table summarizes the activity related to our restricted shares and restricted share units:

Number of restricted shares and restricted share units

Outstanding at December 31, 2017	356,509
Granted	375,524
Issued	(111,565)
Forfeited/canceled	(134,662)

Outstanding at December 31, 2018	485,806
In 2018, the Company modified the vesting condition to remove the requirement that a certain employee be employed by the Company in order for the restricted shares to vest for 31 thousand restricted shares granted in the fourth quarter of 2017 and the first quarter of 2018. The award modification did not change the inputs into the valuation model or the Company’s assessment of the probability of vesting as of the effective date of the modifications. Consequently, no incremental compensation expense was required as a result of this modification.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

NOTE 18 — REVENUE
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

(in thousands)	2018	2017	2016

Service revenue	$805,480	$899,561	$942,599
Reimbursable expenses	30,039	39,912	52,011
Non-controlling interests	2,683	2,740	2,693

Total	$838,202	$942,213	$997,303
As discussed in Note 2, the Company adopted Topic 606 effective January 1, 2018 using the cumulative effect method.
Disaggregation of Revenue
Disaggregation of total revenues by segments and major source is as follows:

	Twelve months ended December 31, 2018
(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Mortgage Market:
Servicer Solutions	$537,161	$73,782	$28,207	$639,150
Origination Solutions	38,597	8,909	249	47,755
Total Mortgage Market	575,758	82,691	28,456	686,905

Real Estate Market:
Consumer Real Estate Solutions	8,593	—	2	8,595
Real Estate Investor Solutions	80,162	—	1,533	81,695
Total Real Estate Market	88,755	—	1,535	90,290

Other Businesses, Corporate and Eliminations	55,226	5,733	48	61,007

Total revenue	$719,739	$88,424	$30,039	$838,202
Contract Balances
Our contract assets consist of unbilled accounts receivable (see Note 7). Our contract liabilities consist of current deferred revenue as reported on the consolidated balance sheets and non-current deferred revenue (see Note 15). Revenue recognized that was included in the contract liability at the beginning of the period, including amounts added to the contract liability as part of the cumulative effect of adopting Topic 606, was $20.6 million for the year ended December 31, 2018.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

NOTE 19 — COST OF REVENUE
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

(in thousands)	2018	2017	2016

Compensation and benefits	$200,486	$240,487	$264,796
Outside fees and services	278,380	325,459	301,116
Cost of real estate sold	47,659	24,398	1,040
Reimbursable expenses	30,039	39,912	52,011
Technology and telecommunications	41,588	42,340	44,295
Depreciation and amortization	24,013	27,269	26,787

Total	$622,165	$699,865	$690,045
NOTE 20 — SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND OTHER OPERATING EXPENSES
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

(in thousands)	2018	2017	2016

Compensation and benefits	$51,043	$58,157	$55,577
Professional services	16,950	13,421	23,284
Occupancy related costs	30,851	36,371	37,370
Amortization of intangible assets	28,412	35,367	47,576
Depreciation and amortization	6,786	9,178	10,001
Marketing costs	14,707	16,171	27,847
Other	26,921	23,977	12,500

Total	$175,670	$192,642	$214,155
In addition, on September 8, 2014, the West Palm Beach Firefighters’ Pension Fund filed a putative securities class action suit against Altisource Portfolio Solutions S.A. and certain of its current or former officers and directors in the United States District Court for the Southern District of Florida. On January 19, 2017, the parties notified the Court of their agreement to settle the action to resolve all claims related to this matter for a payment by the Company of $32.0 million, $4.0 million of which was funded by insurance proceeds. The net expense of $28.0 million was recorded as a litigation settlement loss, net in other operating expenses for the year ended December 31, 2016.
NOTE 21 — OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following for the years ended December 31:

(in thousands)	2018	2017	2016

Loss on debt refinancing	$(4,434)	$—	$—
Gain on early extinguishment of debt	—	5,637	5,464
Expenses related to the purchase of investment in equity securities	—	—	(3,356)
Interest income	740	270	91
Other, net	1,824	2,015	1,431

Total	$(1,870)	$7,922	$3,630

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

NOTE 22 — INCOME TAXES
The components of income before income taxes and non-controlling interests consist of the following for the years ended December 31:

(in thousands)	2018	2017	2016

Domestic - Luxembourg	$(22,513)	$9,123	$8,498
Foreign - U.S.	8,398	7,967	16,655
Foreign - non-U.S.	15,514	18,285	19,168

Total	$1,399	$35,375	$44,321
The income tax provision (benefit) consists of the following for the years ended December 31:

(in thousands)	2018	2017	2016

Current:
Domestic - Luxembourg	$275	$737	$160
Foreign - U.S. federal	1,838	2,405	9,556
Foreign - U.S. state	336	364	258
Foreign - non-U.S.	7,440	17,574	5,558

	$9,889	$21,080	$15,532
Deferred:
Domestic - Luxembourg	$(4,927)	$(295,318)	$432
Foreign - U.S. federal	(291)	(111)	(3,065)
Foreign - U.S. state	134	(210)	(100)
Foreign - non-U.S.	(707)	(1,697)	136

	$(5,791)	$(297,336)	$(2,597)

Income tax provision (benefit)	$4,098	$(276,256)	$12,935
In June 2010, the Company received a tax ruling regarding the treatment of certain intangibles that existed for determining the Company’s taxable income, which was scheduled to expire in 2019 unless extended, renewed or terminated by the Company. On December 27, 2017, two of the Company’s wholly-owned subsidiaries, Altisource Solutions S.à r.l. and Altisource Holdings S.à r.l., merged, with Altisource Holdings S.à r.l. as the surviving entity. Altisource Holdings S.à r.l. was subsequently renamed Altisource S.à r.l. The merger is part of a larger subsidiary restructuring plan designed to simplify the Company’s corporate structure, allow it to operate more efficiently and reduce administrative costs. For Luxembourg tax purposes, the merger was recognized at fair value and generated a net operating loss (“NOL”) of $1.3 billion, with a 17 year life, and generated a deferred tax asset of $342.6 million as of December 31, 2017, before a valuation allowance of $41.6 million. This deferred tax asset was partially offset by the impact of other changes in U.S. and Luxembourg income tax rates of $6.3 million and an increase in certain foreign income tax reserves (and related interest) of $10.5 million for the year ended December 31, 2017. The Company’s June 2010 tax ruling was terminated in connection with the merger of the Company’s Luxembourg subsidiaries.
We operate under tax holidays in certain geographies in India, the Philippines and Uruguay. The India tax holidays are effective through 2020. The Philippines tax holiday has been extended through June 2019. We operate in a Uruguay free trade zone that provides an indefinite future tax benefit. The tax holidays are conditioned upon our meeting certain employment and investment thresholds. The impact of these tax holidays decreased foreign taxes by $0.7 million ($0.04 per diluted share), $0.9 million ($0.05 per diluted share) and $0.9 million ($0.04 per diluted share) for the years ended December 31, 2018, 2017 and 2016, respectively.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

A summary of the tax effects of the temporary differences is as follows for the years ended December 31:

(in thousands)	2018	2017

Non-current deferred tax assets:
Net operating loss carryforwards	$353,209	$349,154
U.S. federal and state tax credits	314	407
Other non-U.S. deferred tax assets	6,161	5,724
Share-based compensation	1,586	1,496
Accrued expenses	5,242	6,494
Unrealized losses	3,131	—
Non-current deferred tax liabilities:
Intangible assets	(9,855)	(8,015)
Depreciation	(1,225)	(3,318)
Other non-U.S. deferred tax liability	(1,769)	(1,692)
Other	(954)	(260)
	355,840	349,990

Valuation allowance	(46,751)	(46,283)

Non-current deferred tax assets, net	$309,089	$303,707
A valuation allowance is provided when it is deemed more likely than not that some portion or all of a deferred tax asset will not be realized. In determining whether a valuation allowance is needed, the Company considered estimates of future taxable income, future reversals of temporary differences, the tax character of gains and losses and the impact of tax planning strategies that can be implemented, if warranted. The net increase in valuation allowance of $0.5 million during 2018 is primarily related to the portion of the Luxembourg NOL that we project will not be used prior to expiration.
We have not recognized Luxembourg deferred taxes on cumulative earnings of non-Luxembourg affiliates as we have chosen to indefinitely reinvest these earnings. The earnings reinvested as of December 31, 2018 were approximately $82.9 million, which if distributed would result in additional tax due totaling approximately $15.0 million.
The Company had a deferred tax asset of $353.2 million as of December 31, 2018 relating to Luxembourg, U.S. federal, state and foreign net operating losses compared to $349.2 million as of December 31, 2017. As of December 31, 2018 and 2017, a valuation allowance of $45.0 million and $44.4 million, respectively, has been established related to Luxembourg NOLs, and a valuation allowance of $1.5 million and $1.7 million, respectively, has been established related to state NOLs. The gross amount of net operating losses available for carryover to future years is approximately $1,355.5 million as of December 31, 2018 and approximately $1,339.6 million as of December 31, 2017. These losses are scheduled to expire between the years 2023 and 2038. As of December 31, 2018 and 2017, $7.4 million and $8.9 million, respectively, of our NOLs are subject to Section 382 of the Internal Revenue Code which limits the application of these NOLs against federal taxable income to approximately $1.3 million per year.
On December 22, 2017, the Jobs Act was enacted, which reforms corporate tax legislation in the United States and related laws. One of the provisions of the new tax law reduces the U.S. federal corporate tax rate from 35% to 21%. The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. As of December 31, 2018 and 2017, the amount recorded related to the remeasurement of our deferred tax balance was $(0.2) million and $2.9 million, respectively.
In addition, the Company had a deferred tax asset of $0.3 million and $0.4 million as of December 31, 2018 and 2017, respectively, relating to the U.S. federal and state tax credits. The U.S. federal credit carryforward was fully utilized in 2018. The state tax credit carryforwards are scheduled to expire with the filing of state income tax returns for the tax years 2018 through 2028.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

Income tax computed by applying the Luxembourg statutory rate differs from income tax computed at the effective tax rate primarily from differences between the Luxembourg statutory and foreign statutory tax rates applied to entities in different jurisdictions, shown in the tax rate reconciliation table below as tax rate differences on foreign earnings, increases in uncertain tax positions, state taxes, remeasurement of deferred taxes related to tax rate changes, recognition of net operating losses created by the December 27, 2017 legal entity merger (see above), an increase in unrecognized tax benefits and a valuation allowance against deferred tax assets the Company believes it is more likely than not will not be realized.
The following table reconciles the Luxembourg statutory tax rate to our effective tax rate for the years ended December 31:

	2018	2017	2016

Statutory tax rate	26.01%	27.08%	29.22%
Change in valuation allowance	43.08	119.20	(0.08)
State tax expense	28.58	0.50	2.30
Tax credits	—	(2.13)	(1.81)
Uncertain tax positions	114.18	30.16	(3.65)
Unrecognized tax loss	—	(1,008.20)	—
Income tax rate change	—	57.36	—
Tax rate differences on foreign earnings	73.11	—	—
Other	7.96	(4.91)	3.20

Effective tax rate	292.92%	(780.94)%	29.18%
The Company follows ASC Topic 740 which clarifies the accounting and disclosure for uncertainty in tax positions. We analyzed our tax filing positions in all of the domestic and foreign tax jurisdictions where we are required to file income tax returns as well as for all open tax years subject to audit in these jurisdictions. The Company has open tax years in the United States (2015 through 2017), India (2011 through 2018) and Luxembourg (2012 through 2016).
The following table summarizes changes in unrecognized tax benefits during the years ended December 31:

(in thousands)	2018	2017

Amount of unrecognized tax benefits as of the beginning of the year	$8,892	$758
Decreases as a result of tax positions taken in a prior period	(956)	(78)
Increases as a result of tax positions taken in a prior period	1	53
Increases as a result of tax positions taken in the current period	1,750	8,159

Amount of unrecognized tax benefits as of the end of the year	$9,687	$8,892
The total amount of unrecognized tax benefits including interest and penalties that, if recognized, would affect the effective tax rate is $13.0 million and $11.5 million as of December 31, 2018 and 2017, respectively. The Company recognizes interest, if any, related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2018 and 2017, the Company had recorded accrued interest and penalties related to unrecognized tax benefits of $3.3 million and $2.6 million, respectively.
NOTE 23 — EARNINGS PER SHARE
Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities using the treasury stock method.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

Basic and diluted EPS are calculated as follows for the years ended December 31:

(in thousands, except per share data)	2018	2017	2016

Net (loss) income attributable to Altisource	$(5,382)	$308,891	$28,693

Weighted average common shares outstanding, basic	17,073	18,183	18,696
Dilutive effect of stock options, restricted shares and restricted share units	—	509	916

Weighted average common shares outstanding, diluted	17,073	18,692	19,612

(Loss) earnings per share:
Basic	$(0.32)	$16.99	$1.53
Diluted	$(0.32)	$16.53	$1.46
For the years ended December 31, 2018, 2017 and 2016, 0.3 million options, 0.5 million options and 0.4 million options, respectively, that were anti-dilutive have been excluded from the computation of diluted EPS. These options were anti-dilutive and excluded from the computation of diluted EPS because their exercise price was greater than the average market price of our common stock. Also excluded from the computation of diluted EPS are 0.5 million options and restricted shares, 0.4 million options and 0.4 million options for the years ended December 31, 2018, 2017 and 2016, respectively, which begin to vest upon the achievement of certain market criteria related to our common stock price, performance criteria and an annualized rate of return to shareholders that have not yet been met. Furthermore, as a result of the net loss attributable to Altisource for the year ended December 31, 2018, 0.5 million options, restricted shares and restricted share units were excluded from the computation of diluted EPS, as their impact was anti-dilutive.
NOTE 24 — RESTRUCTURING CHARGES
In August 2018, Altisource initiated Project Catalyst, a restructuring plan intended to optimize our operations and reduce costs to better align our cost structure with our anticipated revenues and improve our operating margins. During the year ended December 31, 2018, we incurred $11.6 million of severance costs, professional services fees and facility shut-down costs related to the restructuring plan. We expect to incur additional severance costs and professional services fees through 2019 in connection with this restructuring and will expense those costs as incurred. Based on our preliminary analysis, we currently anticipate the future costs relating to the restructuring plan to be in the range of approximately $25 million to $35 million.
NOTE 25 — COMMITMENTS, CONTINGENCIES AND REGULATORY MATTERS
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

Sales Taxes
On June 21, 2018, the United States Supreme Court rendered a 5-4 majority decision in South Dakota v. Wayfair, Inc., holding that a state may require a remote seller with no physical presence in the state to collect and remit sales tax on goods and services provided to purchasers in the state, overturning existing court precedent. The Company is analyzing its services for potential exposure to sales tax in various jurisdictions in the United States and believes that the Company has a related estimated probable loss of $6.2 million. As a result, the Company recognized a $6.2 million loss for the year ended December 31, 2018 in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). The Company is in the process of developing and implementing a solution that will enable it to invoice, collect and remit sales tax in the applicable jurisdictions. The Company is also analyzing what rights, if any, it has to seek reimbursement for sales tax payments from clients. As the Company completes its evaluation of potential sales tax exposure, the Company may increase its accrual for sales tax exposure and recognize additional losses, which are not currently estimable. These additional losses could result in a material adjustment to our consolidated financial statements which would impact our financial condition and results of operations.
Ocwen Related Matters
As discussed in Note 3, during the year ended December 31, 2018, Ocwen was our largest customer, accounting for 52% of our total revenue. Additionally, 6% of our revenue for the year ended December 31, 2018 was earned on the loan portfolios serviced by Ocwen, when a party other than Ocwen or the MSR owner selected Altisource as the service provider.
Ocwen has disclosed that it is subject to a number of ongoing federal and state regulatory examinations, cease and desist orders, consent orders, inquiries, subpoenas, civil investigative demand, requests for information and other actions and is subject to pending legal proceedings, some of which include claims against Ocwen for substantial monetary damages. For example, on May 15, 2017, Ocwen disclosed that on April 20, 2017, the Consumer Financial Protection Bureau and the State of Florida filed separate complaints in the United States District Court for the Southern District of Florida against Ocwen alleging violations of Federal consumer financial law and, in the case of Florida, Florida statutes. As another example, on May 15, 2017, Ocwen also disclosed that on April 28, 2017, the Commonwealth of Massachusetts filed a lawsuit against Ocwen in the Superior Court for the Commonwealth of Massachusetts alleging violations of state consumer financial laws relating to Ocwen’s servicing business, including lender-placed insurance and property preservation fees. Ocwen disclosed that the complaints seek to obtain permanent injunctive relief, consumer redress, refunds, restitution, disgorgement, damages, civil penalties, costs and fees and other relief. The foregoing or other matters could result in, and in some cases, have resulted in, adverse regulatory or other actions against Ocwen. Previous regulatory actions against Ocwen resulted in subjecting Ocwen to independent oversight of its operations and placing certain restrictions on its ability to acquire servicing rights.
In addition to the above, Ocwen may become subject to future federal and state regulatory investigations, cease and desist orders, consent orders, inquiries, subpoenas, civil investigative demands, requests for information, other matters or legal proceedings, any of which could also result in adverse regulatory or other actions against Ocwen.
Ocwen has disclosed that NRZ is its largest client. As of September 30, 2018, NRZ owned MSRs or rights to MSRs relating to approximately 57% of loans serviced and subserviced by Ocwen (measured in UPB). In July 2017 and January 2018, Ocwen and NRZ entered into a series of agreements pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer from Ocwen to NRZ of Ocwen’s legal title to the Subject MSRs and under which Ocwen will subservice mortgage loans underlying the Subject MSRs for an initial term of five years. NRZ can terminate its sub-servicing agreement with Ocwen in exchange for the payment of a termination fee.
The foregoing may have significant adverse effects on Ocwen’s business and/or our continuing relationship with Ocwen. For example, Ocwen may be required to alter the way it conducts business, including the parties it contracts with for services (including IT and software services), it may be required to seek changes to its existing pricing structure with us, it may lose its non-government-sponsored enterprise (“GSE”) servicing rights or subservicing arrangements or may lose one or more of its state servicing or origination licenses. Additional regulatory actions or adverse financial developments may impose additional restrictions on or require changes in Ocwen’s business that could require it to sell assets or change its business operations. Any or all of these effects could result in our eventual loss of Ocwen as a customer or a reduction in the number and/or volume of services they purchase from us or the loss of other customers.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

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
Our Servicer Solutions, Origination Solutions and Consumer Real Estate Solutions businesses are focused on diversifying and growing our revenue and customer base and we have a sales and marketing strategy to support these businesses. Management believes our plans, together with current liquidity and cash flows from operations, would be sufficient to meet our working capital, capital expenditures, debt service and other cash needs. However, there can be no assurance that our plans will be successful or our operations will be profitable.
Leases
We lease certain premises and equipment under various operating lease agreements. Future minimum lease payments at December 31, 2018 under non-cancelable operating leases with an original term exceeding one year are as follows:

(in thousands)	Operating lease obligations

2019	$17,600
2020	14,137
2021	9,849
2022	5,558
2023	3,441
Thereafter	1,323

$51,908
Total operating lease expense, net of sublease income, was $19.9 million, $19.0 million and $17.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. Sublease income was $1.6 million, $1.3 million and less than $0.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. The minimum lease payments in the table above have not been reduced by minimum sublease rentals totaling $2.8 million expected to be received under non-cancelable subleases. The operating leases generally relate to office locations and reflect customary lease terms which range from less than 1 year to 10 years in duration.
We have executed five standby letters of credit totaling $3.1 million, related to four office leases and a litigation matter that are secured by restricted cash balances.
Escrow and Trust Balances
We hold customers’ assets in escrow and trust accounts at various financial institutions pending completion of certain real estate activities. We also hold cash in trust accounts at various financial institutions where contractual obligations mandate maintaining dedicated bank accounts for our asset recovery management business’s collections. These amounts are held in escrow and trust accounts for limited periods of time and are not included in the consolidated balance sheets. Amounts held in escrow and trust accounts were $23.6 million and $35.1 million at December 31, 2018 and 2017, respectively.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

NOTE 26 — SEGMENT REPORTING
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
Financial information for our segments is as follows:

	For the year ended December 31, 2018
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue	$686,905	$90,290	$61,007	$838,202
Cost of revenue	447,108	102,893	72,164	622,165
Gross profit (loss)	239,797	(12,603)	(11,157)	216,037
Operating expenses (income):
Selling, general and administrative expenses	85,013	21,561	69,096	175,670
Gain on sale of business	—	(13,688)	—	(13,688)
Restructuring charges	2,495	113	8,952	11,560
Income (loss) from operations	152,289	(20,589)	(89,205)	42,495
Total other income (expense), net	81	77	(41,254)	(41,096)

Income (loss) before income taxes and non-controlling interests	$152,370	$(20,512)	$(130,459)	$1,399

	For the year ended December 31, 2017
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue	$793,684	$89,787	$58,742	$942,213
Cost of revenue	545,507	96,967	57,391	699,865
Gross profit (loss)	248,177	(7,180)	1,351	242,348
Selling, general and administrative expenses	114,215	18,718	59,709	192,642
Income (loss) from operations	133,962	(25,898)	(58,358)	49,706
Total other income (expense), net	72	(4)	(14,399)	(14,331)

Income (loss) before income taxes and non-controlling interests	$134,034	$(25,902)	$(72,757)	$35,375

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

	For the year ended December 31, 2016
(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Revenue	$827,324	$86,590	$83,389	$997,303
Cost of revenue	546,540	64,566	78,939	690,045
Gross profit	280,784	22,024	4,450	307,258
Selling, general and administrative expenses	121,508	23,291	69,356	214,155
Litigation settlement loss, net of $4,000 insurance recovery	—	—	28,000	28,000
Income (loss) from operations	159,276	(1,267)	(92,906)	65,103
Total other income (expense), net	154	(5)	(20,931)	(20,782)

Income (loss) before income taxes and non-controlling interests	$159,430	$(1,272)	$(113,837)	$44,321

(in thousands)	Mortgage Market	Real Estate Market	Other Businesses, Corporate and Eliminations	Consolidated Altisource

Total assets:
December 31, 2018	$236,138	$66,772	$438,790	$741,700
December 31, 2017	304,346	64,624	496,194	865,164
Our services are primarily provided to customers located in the United States. Premises and equipment, net consist of the following, by country, as of December 31:

(in thousands)	2018	2017

United States	$25,693	$46,268
India	3,154	8,136
Luxembourg	14,975	16,688
Philippines	1,754	2,038
Uruguay	55	143

Total	$45,631	$73,273

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

NOTE 27 — QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables contain selected unaudited statement of operations information for each quarter of 2018 and 2017. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Our business is affected by seasonality.

	2018 quarter ended (1)(2)(3)(4)(5)(6)(7)
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,

Revenue	$197,438	$218,556	$204,575	$217,633
Gross profit	50,244	55,350	56,995	53,448
(Loss) income before income taxes and non-controlling interests	(4,972)	3,071	16,129	(12,829)
Net (loss) income	(3,607)	2,255	9,521	(10,868)
Net (loss) income attributable to Altisource	(4,132)	1,568	8,667	(11,485)

(Loss) earnings per share:
Basic	$(0.24)	$0.09	$0.51	$(0.69)
Diluted	$(0.24)	$0.09	$0.49	$(0.69)

Weighted average shares outstanding:
Basic	17,378	17,142	17,033	16,745
Diluted	17,378	17,553	17,575	16,745

	2017 quarter ended (1)(8)
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,

Revenue	$240,483	$250,685	$234,979	$216,066
Gross profit	62,530	65,292	60,081	54,445
Income before income taxes and non-controlling interests	9,746	12,160	10,357	3,112
Net income	7,160	9,722	7,766	286,983
Net income attributable to Altisource	6,545	9,035	6,961	286,350

Earnings per share:
Basic	$0.35	$0.49	$0.39	$16.16
Diluted	$0.34	$0.48	$0.38	$15.72

Weighted average shares outstanding:
Basic	18,662	18,335	18,023	17,724
Diluted	19,304	18,836	18,429	18,211
______________________________________

(1)
The sum of quarterly amounts, including per share amounts, may not equal amounts reported for year-to-date periods. This is due to the effects of rounding and changes in the number of weighted average shares outstanding for each period.

(2)
Effective January 1, 2018, the Company adopted Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires certain equity investments to be measured at fair value with changes in fair value recognized in net income. Previously, changes in the fair value of the Company’s available for sale securities were included in comprehensive income. During the three months ended March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018, we recognized unrealized (losses) gains from our investment in RESI common shares of $(7.5) million, $1.5 million, $1.8 million and $(8.8) million, respectively. See Note 6.

(3)
In April 2018, Altisource entered into the Credit Agreement, pursuant to which, among other things, Altisource borrowed $412.0 million in the form of Term B Loans. Proceeds from the Term B Loans were used to repay the Company’s prior senior secured term loan. In connection with the refinancing, we recognized a loss of $4.4 million from the write-off of the unamortized debt issuance costs and debt discount in the second quarter of 2018. See Note 14.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

(4)
In August 2018, we sold our rental property management business to RESI for total transaction proceeds of $18.0 million, $15.0 million of which was received on the closing date of August 8, 2018 and $3.0 million of which will be received on the earlier of a RESI change of control or August 8, 2023. We recognized a $13.7 million pretax gain on the sale of this business during the third quarter of 2018. See Note 4.

(5)
In August 2018, we initiated Project Catalyst, a restructuring plan intended to optimize our operations and reduce costs to align our cost structure with our anticipated revenues and improve our operating margins. During the three months ended September 30, 2018 and December 31, 2018, we incurred $3.4 million and $8.1 million, respectively, of severance costs, facility shut-down costs and professional services fees related to the restructuring plan. See Note 24.

(6)
In connection with a United States Supreme Court decision in June 2018, the Company is analyzing its services for potential exposure to sales tax in various jurisdictions in the United States and believes that the Company has a related estimated probable loss of $6.2 million. The Company recognized $5.9 million and $0.4 million during the three months ended September 30, 2018 and December 31, 2018, respectively. See Note 25.

(7)
In November 2018, the Company announced its plans to sell its BRS Inventory and discontinue the Company’s BRS business. The Company recorded a write-off of goodwill related to its plan to discontinue the BRS business of $2.6 million during the three months ended December 31, 2018. See Notes 9 and 11.

(8)
During the three months ended December, 31, 2017, the Company recognized net tax benefits of $284.1 million. On December 27, 2017, two of the Company’s wholly-owned subsidiaries, Altisource Solutions S.à r.l. and Altisource Holdings S.à r.l., merged, with Altisource Holdings S.à r.l. as the surviving entity. For Luxembourg tax purposes, the merger was recognized at fair value and generated an NOL of $1.3 billion and a deferred tax asset, net of valuation allowance, of $300.9 million. This deferred tax benefit was partially offset by $6.3 million of income tax from changes in U.S. and Luxembourg income tax rates and a $10.5 million increase in certain foreign income tax reserves (and related interest). See Note 22.

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
As of December 31, 2018, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of December 31, 2018.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Mayer Hoffman McCann P.C. has independently assessed the effectiveness of our internal control over financial reporting and its report is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2019 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2019 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2019 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2019 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2019 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

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

10.12 †	Form of Put Option Agreements (incorporated by reference to Exhibit 10.13 of the Company’s 10-K as filed with the Commission on March 17, 2010)

10.13 †
Form of Non-qualified Stock Option Agreement, pursuant to the 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 of the Company’s 10-K as filed with the Commission on February 18, 2011)

10.14
First Amendment to the Transition Services Agreement, dated as of August 10, 2011, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K as filed with the Commission on August 16, 2011)

10.15 †
Employment Agreement dated March 13, 2012 between Altisource Solutions S.à r.l. and Michelle D. Esterman (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K as filed with the Commission on March 16, 2012)

10.16
Support Services Agreement, dated as of August 10, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 16, 2012)

10.17 †
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

10.19
Services Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 5, 2012)

10.20
Technology Products Services Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on October 5, 2012)

10.21
Data Center and Disaster Recovery Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on October 5, 2012)

10.22
Intellectual Property Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on October 5, 2012)

10.23
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

10.28
Support Services Agreement, dated as of December 21, 2012, between Altisource Residential Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 28, 2012)

10.29
Support Services Agreement, dated as of December 21, 2012, between Altisource Asset Management Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on December 28, 2012)

10.30
Tax Matters Agreement, dated as of December 21, 2012, between Altisource Residential Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on December 28, 2012)

10.31
Tax Matters Agreement, dated as of December 21, 2012, between Altisource Asset Management Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on December 28, 2012)

10.32 **
Master Services Agreement, dated as of December 21, 2012, between Altisource Residential Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed on December 28, 2012)

10.33
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

10.35
Technology Products Services Agreement, between Altisource Asset Management Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K filed on December 28, 2012)

10.36
Second Amendment to Services Agreement, dated as of March 29, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 4, 2013)

10.37
Second Amendment to Technology Products Services Agreement, dated as of March 29, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on April 4, 2013)

10.38
Second Amendment to Data Center and Disaster Recovery Services Agreement, dated as of March 29, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on April 4, 2013)

10.39
Second Amendment to Intellectual Property Agreement, dated as of March 29, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on April 4, 2013)

10.40
First Amendment to Services Agreement, dated as of March 29, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed on April 4, 2013)

10.41
First Amendment to Technology Products Services Agreement, dated as of March 29, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed on April 4, 2013)

10.42
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

10.44
Agreement, dated as of April 12, 2013, by and among Altisource Solutions S.à r.l., Ocwen Financial Corporation and Ocwen Mortgage Servicing, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 18, 2013)

10.45
Amendment No. 1 to Credit Agreement, dated as of May 7, 2013, among Altisource Solutions S.à r.l., as borrower, Altisource Portfolio Solutions S.A., Bank of America, N.A., as administrative agent and incremental term lender and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 13, 2013)

10.46 †	Form of Cash Retention Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 21, 2015)

10.47 †	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on April 21, 2015)

10.48 †	Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on July 23, 2015)

10.49 †	Employment Agreement dated April 30, 2013 between Altisource Solutions S.à r.l. and Vivek Bhandari (incorporated by reference to Exhibit 10.60 of the Company’s Form 10-K filed on March 15, 2016)

10.50 †	Employment Agreement dated June 17, 2011 between Altisource Solutions S.à r.l. and Joseph A. Davila (incorporated by reference to Exhibit 10.61 of the Company’s Form 10-K filed on March 15, 2016)

10.51 †
Amended and Restated Employment Agreement effective as of October 1, 2014 between Altisource Solutions S.à r.l. and Gregory J. Ritts (incorporated by reference to Exhibit 10.63 of the Company’s Form 10-K filed on March 15, 2016)

10.52 †
Non-Qualified Stock Option Award Agreement between the Company and Gregory J. Ritts dated as of August 29, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on October 27, 2016)

10.53 †
Non-Qualified Stock Option Award Agreement between the Company and Vivek Bhandari dated as of August 29, 2016 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on October 27, 2016)

10.54 †	Form of Director Restricted Share Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 24, 2016)

10.55
Amendment and Waiver Agreement dated September 30, 2016 between Altisource Solutions S.à r.l. and Altisource Residential Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 3, 2016)

10.56 †	Form of Non-Qualified Stock Option Award Agreement (2017 Performance-Based Stock Options) (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 13, 2017)

10.57 †	Form of Non-Qualified Stock Option Award Agreement (Service Revenue Stock Options) (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on April 13, 2017)
10.58 †	Form of Restricted Stock Award Agreement (2017 Performance-Based Restricted Shares) (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on April 13, 2017)

10.59 †	Form of Restricted Stock Award Agreement (Service-Based Restricted Shares) (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on April 13, 2017)

10.60 †
Employment Agreement dated August 3, 2017 between Altisource Solutions S.à r.l. and Indroneel Chatterjee (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed on October 26, 2017)

10.61 †
Non-Qualified Stock Option Award Agreement between the Company and Indroneel Chatterjee dated as of October 5, 2017 (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q filed on October 26, 2017)

10.62 †
Restricted Stock Award Agreement between the Company and Indroneel Chatterjee dated as of October 5, 2017 (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-Q filed on October 26, 2017)

10.63 **
Cooperative Brokerage Agreement, dated as of August 28, 2017, between REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.8 of the Company’s Form 10-Q filed on October 26, 2017)

10.64 **
Letter Agreement, dated as of August 28, 2017, between New Residential Investment Corp., New Residential Mortgage LLC, REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-Q filed on October 26, 2017)

10.65 **
First Amendment to the Cooperative Brokerage Agreement, dated as of November 16, 2017, between REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.71 of the Company’s Form 10-K filed on February 22, 2018)

10.66 **
Second Amendment to the Cooperative Brokerage Agreement, dated as of January 18, 2018, between REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.72 of the Company’s Form 10-K filed on February 22, 2018)

10.67
Third Amendment to the Cooperative Brokerage Agreement, dated as of March 23, 2018, between REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on April 26, 2018)

10.68 †	Form of Non-Qualified Stock Option Award Agreement (2018 Performance-Based Stock Options) (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on April 26, 2018)

10.69 †	Form of Restricted Share Unit Award Agreement (2018 Service-Based Restricted Share Units) (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on April 26, 2018)

10.70
Credit Agreement, dated April 3, 2018 among Altisource S.à r.l. and Altisource Portfolio Solutions S.A., Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 4, 2018)

10.71 †	Form of Non-Qualified Stock Option Award Agreement (2018 Performance-Based Stock Options) (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on July 26, 2018)

10.72
Amendment No. 1 to Credit Agreement dated as of June 27, 2018 among Altisource S.à r.l. and Altisource Portfolio Solutions S.A., Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on July 26, 2018)

10.73 †
Mutual Consent to Termination of Employment Agreement and Full Release dated as of August 31, 2018 between Altisource S.à r.l. and Indroneel Chatterjee (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on October 25, 2018)

10.74 †
Employment Agreement dated as of September 1, 2018 between Altisource Solutions, Inc. and Indroneel Chatterjee (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on October 25, 2018)

10.75
Omnibus Amendment to Master Services Agreement, Waiver Agreement, Services Letter and Fee Letter, dated August 8, 2018 among Altisource S.à r.l. and Front Yard Residential Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 9, 2018)

10.76
Fourth Amendment to the Cooperative Brokerage Agreement, dated as of September 11, 2018, between REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on October 25, 2018)

10.77 †
Settlement Agreement and Full Release dated as of October 16, 2018 between Altisource S.à r.l. and Joseph A. Davila (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed on October 25, 2018)

10.78 *†	Second Amended and Restated Employment Contract dated as of November 6, 2018 between Altisource Solutions S.à r.l. and Gregory J. Ritts

10.79 *†	Employment Agreement effective as of August 1, 2017 between Altisource Solutions S.à r.l and Marcello Mastioni

10.80 *†	Non-Qualified Stock Option Award Agreement between the Company and Marcello Mastioni dated as of August 1, 2017

10.81 *†	Restricted Share Award Agreement between the Company and Marcello Mastioni dated as of August 1, 2017

10.82 *†	Altisource Portfolio Solutions S.A. Amended and Restated 2009 Equity Incentive Plan, dated as of November 12, 2018

21.1 *	Subsidiaries of the Registrant.

23.1 *	Consent of Independent Registered Public Accounting Firm (Mayer Hoffman McCann P.C.).

31.1 *	Section 302 Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2 *	Section 302 Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1 *	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at December 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2018; (iii) Consolidated Statements of Equity for each of the years in the three-year period ended December 31, 2018 (iv) Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2018; (v) Notes to Consolidated Financial Statements; and (vi) Financial Statement Schedule.

______________________________________

*	Filed herewith

**	Portions of this exhibit have been redacted pursuant to a request for confidential treatment. The non-public information has been filed separately with the Securities and Exchange Commission.

†	Denotes management contract or compensatory arrangement

SCHEDULE II.	VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2018, 2017 and 2016:

		Additions
(in thousands)	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts Note (1)	Deductions Note (2)	Balance at End of Period

Deductions from asset accounts:

Allowance for doubtful accounts:

Year 2018	$10,579	$2,830	$(7)	$2,519	$10,883
Year 2017	10,424	5,116	(3,107)	1,854	10,579
Year 2016	18,456	1,829	250	10,111	10,424

Valuation allowance for deferred tax assets:

Year 2018	$46,283	$468	$—	$—	$46,751
Year 2017	3,467	42,816	—	—	46,283
Year 2016	3,558	228	—	319	3,467
______________________________________

(1)	For allowance for doubtful accounts, primarily includes amounts previously written off which were credited directly to this account when recovered.

(2)	For allowance for doubtful accounts, amounts written off as uncollectible or transferred to other accounts or utilized.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 26, 2019

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

Signature	Title	Date

/s/ Timo Vättö	Chairman of the Board of Directors	February 26, 2019
Timo Vättö

/s/ William B. Shepro	Director and Chief Executive Officer	February 26, 2019
William B. Shepro	(Principal Executive Officer)

/s/ Scott E. Burg	Director	February 26, 2019
Scott E. Burg

/s/ W. Michael Linn	Director	February 26, 2019
W. Michael Linn

/s/ Joseph L. Morettini	Director	February 26, 2019
Joseph L. Morettini

/s/ Roland Müller-Ineichen	Director	February 26, 2019
Roland Müller-Ineichen

/s/ Michelle D. Esterman	Chief Financial Officer	February 26, 2019
Michelle D. Esterman	(Principal Financial Officer and Principal Accounting Officer)