Form 10-Q
period 2019-03-31
Altisource Portfolio Solutions S.A.
filed 2019-04-25
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

(352) 24 69 79 00
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 19, 2019, there were 16,278,696 outstanding shares of the registrant’s shares of beneficial interest (excluding 9,134,052 shares held as treasury stock).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$51,509	$58,294
Investment in equity securities	38,419	36,181
Accounts receivable, net	28,634	36,466
Short-term investments in real estate	40,274	39,873
Assets held for sale (Note 3)	26,557	—
Prepaid expenses and other current assets	29,292	30,720
Total current assets	214,685	201,534

Premises and equipment, net (Notes 1 and 8)	74,991	45,631
Goodwill	79,009	81,387
Intangible assets, net	72,160	91,653
Deferred tax assets, net	308,509	309,089
Other assets	10,194	12,406

Total assets	$759,548	$741,700

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$64,538	$87,240
Current portion of long-term debt	9,222	—
Deferred revenue	7,597	10,108
Liabilities held for sale (Note 3)	8,736	—
Other current liabilities (Notes 1 and 11)	20,743	7,030
Total current liabilities	110,836	104,378

Long-term debt, less current portion	322,577	331,476
Other non-current liabilities (Notes 1 and 13)	30,767	9,178

Commitments, contingencies and regulatory matters (Note 22)

Equity:
Common stock ($1.00 par value; 100,000 shares authorized, 25,413 issued and 16,309 outstanding as of March 31, 2019; 16,276 outstanding as of December 31, 2018)	25,413	25,413
Additional paid-in capital	125,288	122,667
Retained earnings	584,759	590,655
Treasury stock, at cost (9,104 shares as of March 31, 2019 and 9,137 shares as of December 31, 2018)	(441,149)	(443,304)
Altisource equity	294,311	295,431

Non-controlling interests	1,057	1,237
Total equity	295,368	296,668

Total liabilities and equity	$759,548	$741,700

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Three months ended March 31,
	2019	2018

Revenue	$169,935	$197,438
Cost of revenue	124,104	147,194

Gross profit	45,831	50,244
Operating expenses:
Selling, general and administrative expenses	41,240	43,124
Restructuring charges (Note 21)	4,420	—

Income from operations	171	7,120
Other income (expense), net:
Interest expense	(6,749)	(5,863)
Unrealized gain (loss) on investment in equity securities (Note 4)	2,238	(7,501)
Other income (expense), net	374	1,272
Total other income (expense), net	(4,137)	(12,092)

Loss before income taxes and non-controlling interests	(3,966)	(4,972)
Income tax benefit	1,222	1,365

Net loss	(2,744)	(3,607)
Net income attributable to non-controlling interests	(440)	(525)

Net loss attributable to Altisource	$(3,184)	$(4,132)

Loss per share:
Basic	$(0.20)	$(0.24)
Diluted	$(0.20)	$(0.24)

Weighted average shares outstanding:
Basic	16,292	17,378
Diluted	16,292	17,378

Comprehensive loss:
Net loss	$(2,744)	$(3,607)
Other comprehensive loss, net of tax:
Reclassification of unrealized gain on investment in equity securities, net of income tax provision of $200, to retained earnings from the cumulative effect of an accounting change	—	(733)

Comprehensive loss, net of tax	(2,744)	(4,340)
Comprehensive income attributable to non-controlling interests	(440)	(525)

Comprehensive loss attributable to Altisource	$(3,184)	$(4,865)

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Altisource Equity
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock, at cost	Non-controlling interests	Total
	Shares

Balance, December 31, 2017	25,413	$25,413	$112,475	$626,600	$733	$(426,609)	$1,373	$339,985

Net (loss) income	—	—	—	(4,132)	—	—	525	(3,607)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(672)	(672)
Share-based compensation expense	—	—	2,201	—	—	—	—	2,201
Cumulative effect of accounting changes	—	—	—	(9,715)	(733)	—	—	(10,448)
Exercise of stock options and issuance of restricted shares	—	—	—	(12,500)	—	15,117	—	2,617
Repurchase of shares	—	—	—	—	—	(9,994)	—	(9,994)

Balance, March 31, 2018	25,413	$25,413	$114,676	$600,253	$—	$(421,486)	$1,226	$320,082

Balance, December 31, 2018	25,413	$25,413	$122,667	$590,655	$—	$(443,304)	$1,237	$296,668

Net (loss) income	—	—	—	(3,184)	—	—	440	(2,744)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(620)	(620)
Share-based compensation expense	—	—	2,621	—	—	—	—	2,621
Exercise of stock options and issuance of restricted shares	—	—	—	(1,549)	—	1,577	—	28
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances and stock option exercises	—	—	—	(1,163)	—	578	—	(585)

Balance, March 31, 2019	25,413	$25,413	$125,288	$584,759	$—	$(441,149)	$1,057	$295,368

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(2,744)	$(3,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,369	8,721
Amortization of intangible assets	8,647	7,147
Unrealized (gain) loss on investment in equity securities	(2,238)	7,501
Share-based compensation expense	2,621	2,201
Bad debt expense	155	724
Amortization of debt discount	153	89
Amortization of debt issuance costs	170	273
Deferred income taxes	582	(1,972)
Loss on disposal of fixed assets	331	489
Changes in operating assets and liabilities (excludes assets and liabilities held for sale, see Note 3):
Accounts receivable	1,091	2,289
Short-term investments in real estate	(401)	(9,915)
Prepaid expenses and other current assets	(781)	702
Other assets	(92)	481
Accounts payable and accrued expenses	(16,318)	(18,189)
Other current and non-current liabilities	(7,200)	(5,503)
Net cash used in operating activities	(6,655)	(8,569)

Cash flows from investing activities:
Additions to premises and equipment	(790)	(1,258)
Net cash used in investing activities	(790)	(1,258)

Cash flows from financing activities:
Repayments and repurchases of long-term debt	—	(1,486)
Debt issuance costs	—	(496)
Proceeds from stock option exercises	28	2,617
Purchase of treasury shares	—	(9,994)
Distributions to non-controlling interests	(620)	(672)
Payments of tax withholding on issuance of restricted share units and restricted shares	(585)	—
Net cash used in financing activities	(1,177)	(10,031)

Net decrease in cash, cash equivalents and restricted cash	(8,622)	(19,858)
Cash, cash equivalents and restricted cash at the beginning of the period	64,046	108,843

Cash, cash equivalents and restricted cash at the end of the period	$55,424	$88,985

Supplemental cash flow information:
Interest paid	$5,634	$5,269
Income taxes paid, net	2,410	946

Non-cash investing and financing activities:
Increase in payables for purchases of premises and equipment	$28	$264
Acquisition of right-to-use assets with lease obligations	209	—
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
Effective January 1, 2019, the Company reorganized its internal reporting structure in connection with Project Catalyst, a project initiated in August 2018 to optimize our operations and reduce costs to better align our cost structure with our anticipated revenues and improve our operating margins (see Note 21). The internal reorganization included, among other changes, the replacement of segment presidents with a chief operating officer, who is responsible for products, services and operations for the Company’s Mortgage Market and Real Estate Market businesses, reporting to our Chief Executive Officer (our chief operating decision maker) who manages our businesses, regularly reviews operating results and profitability, allocates resources and evaluates performance on a consolidated basis. Prior to January 1, 2019, the Company reported our operations through two reportable segments: Mortgage Market and Real Estate Market. In addition, we reported Other Businesses, Corporate and Eliminations separately. The prior year presentation has been reclassified to conform to the current year presentation.
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
The management agreement between MPA and Lenders One, pursuant to which MPA is the management company, represents a variable interest in a variable interest entity. MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact the cooperative’s economic performance and the right to receive benefits from the cooperative. As a result, Lenders One is presented in the accompanying condensed consolidated financial statements on a consolidated basis and the interests of the members are reflected as non-controlling interests. As of March 31, 2019, Lenders One had total assets of $2.0 million and total liabilities of $0.9 million. As of December 31, 2018, Lenders One had total assets of $2.7 million and total liabilities of $1.3 million.
These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 26, 2019.

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
Recently Adopted Accounting Pronouncement
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) and in July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (collectively “Topic 842”). Topic 842 introduces a new lessee model that brings substantially all leases on the balance sheet. This standard requires lessees to recognize lease assets and lease liabilities on their balance sheets and disclose key information about leasing arrangements in their financial statements. The Company adopted Topic 842 effective January 1, 2019 using the modified retrospective transition approach. In addition, the Company elected the practical expedients permitted under the transition guidance within the new standard, including allowing the Company to carry forward its historical lease classification, using hindsight to determine the lease term for existing leases, combining fixed lease and non-lease components and excluding short-term leases. Adoption of this new standard resulted in the recognition of $42.1 million of right-to-use assets in premises and equipment, net, $45.5 million of lease obligation liabilities ($16.7 million in other current liabilities and $28.8 million in other non-current liabilities) and reduced accrued rent and lease incentives of $3.4 million in accounts payable and accrued expenses and other non-current liabilities on the accompanying condensed consolidated balance sheets.
Future Adoption of New Accounting Pronouncements
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard will simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Current guidance requires that companies compute the implied fair value of goodwill under Step 2 by performing procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. This standard will require companies to perform annual or interim goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This standard will be effective for annual periods beginning after December 15, 2019, including interim periods within that reporting period, and will be applied prospectively. Early adoption of this standard is permitted. The Company is currently evaluating the impact this guidance may have on its condensed consolidated financial statements; however, adoption of this standard as of March 31, 2019 would not have had any impact on the Company’s condensed consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This standard modifies certain disclosure requirements such as the valuation processes for Level 3 fair value measurements. This standard also requires new disclosures such as the disclosure of certain assumptions used to develop significant unobservable inputs for Level 3 fair value measurements. This standard will be effective for annual periods beginning after December 15, 2019, including interim periods within that reporting period. Early adoption of either the entire standard or only the provisions that eliminate or modify requirements is permitted. The Company currently does not expect the adoption of this guidance to have an impact on its condensed consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). This standard aligns the requirements for capitalizing implementation costs in a hosting arrangement service contract with the existing guidance for capitalizing implementation costs incurred for an internal-use software license. This standard also requires capitalizing or expensing implementation costs based on the nature of the costs

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

and the project stage during which they are incurred and establishes additional disclosure requirements. This standard will be effective for annual periods beginning after December 15, 2019, including interim periods within that reporting period. Early adoption of this standard is permitted. The Company currently plans to adopt the standard prospectively and is currently evaluating the impact this guidance may have on its condensed consolidated financial statements.
NOTE 2 — CUSTOMER CONCENTRATION
Ocwen
Ocwen Financial Corporation (“Ocwen”) is a residential mortgage loan servicer of mortgage servicing rights (“MSRs”) it owns, including those MSRs in which others have an economic interest, and a subservicer of MSRs owned by others.
During the three months ended March 31, 2019, Ocwen was our largest customer, accounting for 58% of our total revenue. Ocwen purchases certain mortgage services and technology services from us under the terms of services agreements and amendments thereto (collectively, the “Ocwen Services Agreements”) with terms extending through August 2025. Certain of the Ocwen Services Agreements contain a “most favored nation” provision and also grant the parties the right to renegotiate pricing, among other things.
Revenue from Ocwen primarily consists of revenue earned from the loan portfolios serviced and subserviced by Ocwen when Ocwen engages us as the service provider, and revenue earned directly from Ocwen, pursuant to the Ocwen Services Agreements. For the three months ended March 31, 2019 and 2018, we recognized revenue from Ocwen of $98.3 million and $102.0 million, respectively. Revenue from Ocwen as a percentage of consolidated revenue was 58% and 52% for the three months ended March 31, 2019 and 2018, respectively.
We earn additional revenue related to the portfolios serviced and subserviced by Ocwen when a party other than Ocwen or the MSR owner selects Altisource as the service provider. For the three months ended March 31, 2019 and 2018, we recognized revenue of $11.1 million and $15.2 million, respectively, related to the portfolios serviced by Ocwen when a party other than Ocwen or the MSR owner selected Altisource as the service provider. These amounts are not included in deriving revenue from Ocwen and revenue from Ocwen as a percentage of revenue above.
As of March 31, 2019, accounts receivable from Ocwen totaled $13.3 million, $9.9 million of which was billed and $3.4 million of which was unbilled. As of December 31, 2018, accounts receivable from Ocwen totaled $15.2 million, $11.6 million of which was billed and $3.6 million of which was unbilled.
As of February 22, 2019, Altisource and Ocwen entered into agreements that, among other things, facilitate Ocwen’s transition from REALServicing® and related technologies to another mortgage servicing software platform, establish a process for Ocwen to review and approve the assignment of one or more of our agreements to potential buyers of Altisource’s business lines, permit Ocwen to use service providers other than Altisource for up to 10% of referrals from certain portfolios (determined on a service-by-service basis), subject to certain restrictions, and affirms Altisource’s role as a strategic service provider to Ocwen through August 2025. We do not anticipate that a servicing technology transition would materially impact the other services we provide to Ocwen. For the three months ended March 31, 2019 and 2018, service revenue from REALServicing and related technologies was $8.2 million and $9.6 million, respectively.
NRZ
New Residential Investment Corp. (individually, together with one or more of its subsidiaries or one or more of its subsidiaries individually, “NRZ”) is a residential investment trust that invests in and manages residential mortgage related assets in the United States including MSRs and excess MSRs.
Ocwen has disclosed that NRZ is its largest client. As of December 31, 2018, NRZ owned MSRs or rights to MSRs relating to approximately 57% of loans serviced and subserviced by Ocwen (measured in unpaid principal balances (“UPB”)) (the “Subject MSRs”). In July 2017 and January 2018, Ocwen and NRZ entered into a series of agreements pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer from Ocwen to NRZ of Ocwen’s legal title to the Subject MSRs and under which Ocwen will subservice mortgage loans underlying the Subject MSRs for an initial term of five years.
On August 28, 2017, Altisource, through its licensed subsidiaries, entered into a Cooperative Brokerage Agreement, as amended, and related letter agreement (collectively, the “Brokerage Agreement”) with NRZ which extends through August 2025. Under this agreement and related amendments, Altisource remains the exclusive provider of brokerage services for real estate owned (“REO”) associated with the Subject MSRs, irrespective of the subservicer, subject to certain limitations. NRZ’s brokerage subsidiary receives a cooperative brokerage commission on the sale of REO properties from these portfolios subject to certain exceptions.

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
For the three months ended March 31, 2019 and 2018, we recognized revenue from NRZ of $4.0 million and $10.3 million, respectively, under the Brokerage Agreement. For the three months ended March 31, 2019 and 2018, we recognized additional revenue of $17.7 million and $16.1 million, respectively, relating to the Subject MSRs when a party other than NRZ selects Altisource as the service provider.
NOTE 3 — SALE OF BUSINESSES AND ASSETS AND LIABILITIES HELD FOR SALE
Rental Property Management Business
In August 2018, Altisource entered into an amendment to its agreements with Front Yard Residential Corporation (“RESI”) to sell Altisource’s rental property management business to RESI and permit RESI to internalize certain services that had been provided by Altisource. These services were historically provided under an agreement between RESI and Altisource, in which Altisource was the sole provider of rental property management services to RESI through December 2027, subject to certain exceptions. The proceeds from the transaction totaled $18.0 million, payable in two installments. The first installment of $15.0 million was received on the closing date of August 8, 2018. The second installment of $3.0 million will be received on the earlier of a RESI change of control or on August 8, 2023. The second installment was recorded as a long-term receivable in other assets in the accompanying condensed consolidated balance sheets and has a discounted value of $2.3 million and $2.2 million as of March 31, 2019 and December 31, 2018, respectively.
Financial Services Business
On March 28, 2019, Altisource entered into a definitive agreement to sell its Financial Services business, consisting of its post-charge-off consumer debt collection services and customer relationship management services (the “Financial Services Business”) to Transworld Systems Inc. (“TSI”) for $44.0 million, consisting of an up-front payment of $40.0 million, subject to a working capital adjustment upon closing of the sale, and an additional $4.0 million to be paid on the one year anniversary of the sale closing. In connection with the transaction, the parties will also enter into a transition services agreement that will provide for the management and transition of certain services and technologies to TSI after the sale closes.
Altisource currently estimates it will recognize a pretax gain of more than $20.0 million from the sale, which is anticipated to close before the end of the third quarter 2019, and intends to use the $40.0 million up-front payment, subject to a working capital adjustment, to repay a portion of its senior secured term loan. The sale is subject to closing conditions including the receipt of regulatory consents.

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

As a result of entering into a definitive agreement to sell the Financial Services Business, as of March 31, 2019, the assets and liabilities of the Financial Services Business are reported as assets held for sale and liabilities held for sale in the accompanying condensed consolidated balance sheets, and consist of the following:

(in thousands)	March 31, 2019

Accounts receivable, net	$6,586
Prepaid expenses and other current assets	2,209
Premises and equipment, net	4,073
Goodwill	2,378
Intangible assets, net	10,846
Other assets	465
Total assets held for sale	$26,557

Accounts payable and accrued expenses	$4,680
Other current liabilities	1,661
Other non-current liabilities	2,395
Total liabilities held for sale	$8,736

NOTE 4 — INVESTMENT IN EQUITY SECURITIES
During 2016, we purchased 4.1 million shares of RESI common stock. This investment is reflected in the accompanying condensed consolidated balance sheets at fair value and changes in fair value are included in other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive loss. As of March 31, 2019 and December 31, 2018, the fair value of our investment was $38.4 million and $36.2 million, respectively. During the three months ended March 31, 2019 and 2018, we recognized an unrealized gain (loss) from the change in fair value of $2.2 million and $(7.5) million, respectively. During the three months ended March 31, 2019 and 2018, we earned dividends of $0.6 million in each period related to this investment.
Pursuant to the agreement between Altisource and RESI to sell the rental property management business to RESI (see Note 3 for additional information), Altisource is subject to a lock-up period with respect to the sale or transfer of the shares of common stock of RESI owned by Altisource (the “Shares”). During each quarter of 2019, Altisource is permitted to sell or transfer no more than 25% of the Shares, provided that any Shares not sold in the applicable quarter will increase the amount that may be sold in the subsequent quarters by 50% of the unsold permitted amount. Thereafter, all transfer restrictions will expire and any remaining Shares will be freely transferable. Notwithstanding these restrictions, Altisource retains the right to sell or transfer the Shares at any time: (i) where Altisource has a good faith belief that its or its affiliates’ liquidity should be increased and the sale is necessary to achieve such an increase; (ii) where the proceeds of sales will be used to finance a strategic acquisition transaction; (iii) in privately negotiated block transactions with unrelated third parties or a similar transaction; or (iv) where RESI is the subject of a tender offer that is reasonably likely to result in a change of control or where RESI undergoes a change of control. Altisource did not sell or transfer any of the Shares during the three months ended March 31, 2019.
NOTE 5 — ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consists of the following:

(in thousands)	March 31, 2019	December 31, 2018

Billed	$27,968	$35,590
Unbilled	10,780	11,759
	38,748	47,349
Less: Allowance for doubtful accounts	(10,114)	(10,883)

Total	$28,634	$36,466
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
NOTE 6 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

(in thousands)	March 31, 2019	December 31, 2018

Maintenance agreements, current portion	$3,939	$5,600
Income taxes receivable	11,880	7,940
Prepaid expenses	6,903	7,484
Other current assets	6,570	9,696

Total	$29,292	$30,720
NOTE 7 — DISCONTINUATION OF THE BUY-RENOVATE-LEASE-SELL BUSINESS

On November 26, 2018, the Company announced its plans to sell its short-term investments in real estate (“BRS Inventory”) and discontinue the Company’s Buy-Renovate-Lease-Sell (“BRS”) business. Altisource’s BRS business focuses on buying, renovating, leasing and selling single-family homes to real estate investors. The BRS business is not material in relation to the Company’s results of operations or financial position. In anticipation of receiving the majority of the proceeds from the sale of the BRS Inventory in 2019, the Company repaid $49.9 million of its debt in the fourth quarter of 2018.

NOTE 8 — PREMISES AND EQUIPMENT, NET
Premises and equipment, net consists of the following:

(in thousands)	March 31, 2019	December 31, 2018

Computer hardware and software	$177,868	$182,215
Office equipment and other	5,264	7,384
Furniture and fixtures	12,222	13,313
Leasehold improvements	26,925	29,781
	222,279	232,693
Less: Accumulated depreciation and amortization	(182,882)	(187,062)
Net	39,397	45,631

Right-to-use assets under operating leases	39,046	—
Less: Accumulated depreciation and amortization	(3,452)	—
Net right-to-use assets	35,594	—

Total premises and equipment, net	$74,991	$45,631
Depreciation and amortization expense totaled $9.4 million and $8.7 million for the three months ended March 31, 2019 and 2018, respectively, and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive loss.

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Premises and equipment, net consist of the following, by country:

(in thousands)	March 31, 2019	December 31, 2018

United States	$34,817	$25,693
India	20,405	3,154
Luxembourg	15,874	14,975
Philippines	3,551	1,754
Other	344	55

Total	$74,991	$45,631
NOTE 9 — GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The change in goodwill during the three months ended March 31, 2019 is as follows:

(in thousands)	Total

Balance as of December 31, 2018	$81,387
Reclassification to net assets held for sale (Note 3)	(2,378)
Balance as of March 31, 2019	$79,009

Intangible Assets, net
Intangible assets, net consist of the following:

	Weighted average estimated useful life (in years)	Gross carrying amount		Accumulated amortization		Net book value
(in thousands)		March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018

Definite lived intangible assets:
Customer related intangible assets	8	$219,797	$273,172	$(172,892)	$(207,639)	$46,905	$65,533
Operating agreement	20	35,000	35,000	(16,064)	(15,632)	18,936	19,368
Trademarks and trade names	15	11,349	11,349	(6,412)	(6,244)	4,937	5,105
Non-compete agreements	4	1,230	1,230	(1,103)	(1,026)	127	204
Intellectual property	10	300	300	(145)	(145)	155	155
Other intangible assets	5	3,745	3,745	(2,645)	(2,457)	1,100	1,288

Total		$271,421	$324,796	$(199,261)	$(233,143)	$72,160	$91,653
Amortization expense for definite lived intangible assets was $8.6 million and $7.1 million for three months ended March 31, 2019 and 2018, respectively. Expected annual definite lived intangible asset amortization expense for 2019 through 2023 is $19.6 million, $13.3 million, $10.6 million, $5.3 million and $5.3 million, respectively.

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 10 — OTHER ASSETS
Other assets consist of the following:

(in thousands)	March 31, 2019	December 31, 2018

Security deposits	$3,575	$3,972
Restricted cash	3,915	5,752
Other	2,704	2,682

Total	$10,194	$12,406
NOTE 11 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable and accrued expenses consist of the following:

(in thousands)	March 31, 2019	December 31, 2018

Accounts payable	$20,908	$27,853
Accrued expenses - general	24,442	27,866
Accrued salaries and benefits	19,156	31,356
Income taxes payable	32	165

Total	$64,538	$87,240
Other current liabilities consist of the following:

(in thousands)	March 31, 2019	December 31, 2018

Unfunded cash account balances	$3,906	$4,932
Lease obligation liabilities	15,098	—
Other	1,739	2,098

Total	$20,743	$7,030
NOTE 12 — LONG-TERM DEBT
Long-term debt consists of the following:

(in thousands)	March 31, 2019	December 31, 2018

Senior secured term loans	$338,822	$338,822
Less: Debt issuance costs, net	(3,685)	(3,855)
Less: Unamortized discount, net	(3,338)	(3,491)
Net long-term debt	331,799	331,476
Less: Current portion	(9,222)	—

Long-term debt, less current portion	$322,577	$331,476
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
There are no mandatory repayments of the Term B Loans due until March 2020, when $9.2 million is due to be repaid. Thereafter, the Term B Loans must be repaid in consecutive quarterly principal installments of $3.1 million, with the balance due at maturity. All amounts outstanding under the Term B Loans will become due on the earlier of (i) April 3, 2024, and (ii) the date on which the loans are declared to be due and owing by the administrative agent at the request (or with the consent) of the Required Lenders (as defined in the Credit Agreement; other capitalized terms, unless defined herein, are defined in the Credit Agreement) or as otherwise provided in the Credit Agreement upon the occurrence of any event of default.
In addition to the scheduled principal payments, subject to certain exceptions, the Term B Loans are subject to mandatory prepayment upon issuances of debt, certain casualty and condemnation events and sales of assets, as well as from a percentage of Consolidated Excess Cash Flow if the leverage ratio is greater than 3.00 to 1.00, as calculated in accordance with the provisions of the Credit Agreement (the percentage increases if the leverage ratio exceeds 3.50 to 1.00). Certain mandatory prepayments reduce future contractual amortization payments in direct order of maturity by an amount equal to the mandatory prepayment.
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
The Term B Loans bear interest at rates based upon, at our option, the Adjusted Eurodollar Rate or the Base Rate. Adjusted Eurodollar Rate term loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Adjusted Eurodollar Rate for a three month interest period and (y) 1.00% plus (ii) 4.00%. Base Rate term loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Base Rate and (y) 2.00% plus (ii) 3.00%. The interest rate as of March 31, 2019 was 6.60%.
Loans under the revolving credit facility bear interest at rates based upon, at our option, the Adjusted Eurodollar Rate or the Base Rate. Adjusted Eurodollar Rate revolving loans bear interest at a rate per annum equal to the sum of (i) the Adjusted Eurodollar Rate for a three month interest period plus (ii) 4.00%. Base Rate revolving loans bear interest at a rate per annum equal to the sum of (i) the Base Rate plus (ii) 3.00%. The unused commitment fee is 0.50%. There were no borrowings outstanding under the revolving credit facility as of March 31, 2019.
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

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

As of March 31, 2019, debt issuance costs were $3.7 million, net of $0.9 million of accumulated amortization. As of December 31, 2018, debt issuance costs were $3.9 million, net of $0.7 million of accumulated amortization.
NOTE 13 — OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following:

(in thousands)	March 31, 2019	December 31, 2018

Lease obligation liabilities	$23,202	$—
Income tax liabilities	7,109	7,069
Deferred revenue	52	19
Other non-current liabilities	404	2,090

Total	$30,767	$9,178
NOTE 14 — FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The following table presents the carrying amount and estimated fair value of financial instruments and certain liabilities measured at fair value as of March 31, 2019 and December 31, 2018. The following fair values are estimated using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	March 31, 2019				December 31, 2018
(in thousands)	Carrying amount	Fair value			Carrying amount	Fair value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$51,509	$51,509	$—	$—	$58,294	$58,294	$—	$—
Restricted cash	3,915	3,915	—	—	5,752	5,752	—	—
Investment in equity securities	38,419	38,419	—	—	36,181	36,181	—	—
Long-term receivable (Note 3)	2,258	—	—	2,258	2,221	—	—	2,221

Liabilities:
Senior secured term loan	338,822	—	328,657	—	338,822	—	330,351	—
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
NOTE 15 — SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Share Repurchase Program
On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. As of March 31, 2019, approximately 3.4 million shares of common stock remain available for repurchase under the program. There were no purchases of shares of common stock during the three months ended March 31, 2019. We purchased 0.4 million shares at an average price of $27.67 per share during the three months ended March 31, 2018. Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of March 31, 2019, we can repurchase up to approximately $107 million of our common stock under Luxembourg law. Our Credit Agreement also limits the amount we can spend on share repurchases, which was approximately $459 million as of March 31, 2019, and may prevent repurchases in certain circumstances.
Share-Based Compensation
We issue share-based awards in the form of stock options, restricted shares and restricted share units for certain employees, officers and directors. We recognized share-based compensation expense of $2.6 million and $2.2 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, estimated unrecognized compensation costs related to share-based awards amounted to $17.3 million, which we expect to recognize over a weighted average remaining requisite service period of approximately 1.87 years.
Stock Options
Stock option grants are composed of a combination of service-based, market-based and performance-based options.
Service-Based Options. These options generally vest over three or four years with equal annual vesting and expire on the earlier of ten years after the date of grant or following termination of service. A total of 497 thousand service-based awards were outstanding as of March 31, 2019.
Market-Based Options. These option grants generally have two components, each of which vests only upon the achievement of certain criteria. The first component, which we refer to as “ordinary performance” grants, generally consists of two-thirds of the market-based grant and begins to vest if the stock price is at least double the exercise price, as long as the stock price realizes a compounded annual gain of at least 20% over the exercise price. The remaining third of the market-based options, which we refer to as “extraordinary performance” grants, generally begins to vest if the stock price is at least triple the exercise price, as long as the stock price realizes a compounded annual gain of at least 25% over the exercise price. Market-based awards vest in three or four year installments with the first installment vesting upon the achievement of the criteria and the remaining installments vesting thereafter in equal annual installments. Market-based options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service or in the final three years of the option term, in which case vesting will generally continue in accordance with the provisions of the award agreement. A total of 638 thousand market-based awards were outstanding as of March 31, 2019.
Performance-Based Options. These option grants generally begin to vest upon the achievement of certain specific financial measures. Generally, the awards begin vesting if the performance criteria are achieved; one-fourth vests on each anniversary of the grant date. For certain other financial measures, awards cliff-vest upon the achievement of the specific performance during the period from 2019 through 2021. The award of performance-based options is adjusted based on the level of achievement specified in the award agreements. If the performance criteria achieved is above threshold performance levels, participants have the opportunity to vest in 50% to 200% of the option grants, depending upon performance achieved. If the performance criteria achieved is below a certain threshold, the award is canceled. The options expire on the earlier of ten years after the date of grant or following termination of service. There were 506 thousand performance-based awards outstanding as of March 31, 2019.
There were no stock option grants during the three months ended March 31, 2019. Outstanding stock options increased by 228 thousand in February 2019 in connection with the determination of the level of achievement for certain performance-based options

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

granted in 2018. During the three months ended March 31, 2018, 261 thousand stock options (at a weighted average exercise price of $24.95 per share) were granted.
The fair values of the service-based options and performance-based options are determined using the Black-Scholes option pricing model and the fair values of the market-based options were determined using a lattice (binomial) model. The following assumptions were used to determine the fair values as of the grant date:

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
The following table summarizes the weighted average grant date fair value of stock options granted per share, the total intrinsic value of stock options exercised and the grant date fair value of stock options that vested during the periods presented:

	Three months ended March 31,
(in thousands, except per share amounts)	2019	2018

Weighted average grant date fair value of stock options granted per share	$—	$16.20
Intrinsic value of options exercised	10	4,320
Grant date fair value of stock options that vested	2,182	23
The following table summarizes the activity related to our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding as of December 31, 2018	1,440,566	$30.78	5.04	$945
Performance criteria achieved	227,849	24.98
Exercised	(1,500)	18.79
Forfeited	(25,583)	61.40

Outstanding as of March 31, 2019	1,641,332	29.51	5.14	1,339

Exercisable as of March 31, 2019	1,007,222	27.10	3.41	1,270
Other Share-Based Awards
The Company’s other share-based and similar types of awards are composed of restricted shares and, beginning in 2018, restricted share units. The restricted shares and restricted share units are composed of a combination of service-based awards and performance-based awards.
Service-Based Awards. These awards generally vest over one to four years with (a) vesting in equal annual installments, (b) vesting of all of the restricted shares and restricted share units at the end of the vesting period or (c) vesting beginning after two years of service. A total of 631 thousand service-based awards were outstanding as of March 31, 2019.
Performance-Based Awards. These awards generally begin to vest upon the achievement of certain specific financial measures. Generally, the awards begin vesting if the performance criteria are achieved; one-third vests on each anniversary of the grant date or cliff-vest on the third anniversary of the grant date. The number of performance-based restricted shares and restricted share units that may vest will be based on the level of achievement, as specified in the award agreements. If the performance

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

criteria achieved is above certain financial performance levels and Altisource’s share performance is above certain established criteria, participants have the opportunity to vest in up to 225% of the restricted share unit award for certain awards, depending on performance achieved. If the performance criteria achieved is below a certain threshold, the award is canceled. A total of 140 thousand performance-based awards were outstanding as of March 31, 2019.
The Company granted 359 thousand restricted share units (at a weighted average grant date fair value of $25.02 per share) during three months ended March 31, 2019.
The following table summarizes the activity related to our restricted shares and restricted share units:

Number of restricted shares and restricted share units

Outstanding as of December 31, 2018	485,806
Granted	358,978
Issued	(31,025)
Forfeited/canceled	(43,231)

Outstanding as of March 31, 2019	770,528
NOTE 16 — REVENUE
We classify revenue in three categories: service revenue, revenue from reimbursable expenses and non-controlling interests. Service revenue consists of amounts attributable to our fee-based services and sales of short-term investments in real estate. Reimbursable expenses and non-controlling interests are pass-through items for which we earn no margin. Reimbursable expenses consist of amounts we incur on behalf of our customers in performing our fee-based services that we pass directly on to our customers without a markup. Non-controlling interests represent the earnings of Lenders One, a consolidated entity that is a mortgage cooperative managed, but not owned, by Altisource. Lenders One is included in revenue and reduced from net income to arrive at net income attributable to Altisource (see Note 1). Our services are primarily provided to customers located in the United States. The components of revenue were as follows for the three months ended March 31:

(in thousands)	2019	2018

Service revenue	$164,999	$188,766
Reimbursable expenses	4,496	8,147
Non-controlling interests	440	525

Total	$169,935	$197,438
Disaggregation of Revenue
Disaggregation of total revenues by major source is as follows:

(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Three months ended March 31, 2019	$147,755	$17,684	$4,496	$169,935
Three months ended March 31, 2018	166,956	22,335	8,147	197,438
Contract Balances
Our contract assets consist of unbilled accounts receivable (see Note 5). Our contract liabilities consist of current deferred revenue as reported on the accompanying condensed consolidated balance sheets and non-current deferred revenue (see Note 13). Revenue recognized that was included in the contract liability at the beginning of the period, including amounts added to the contract liability as part of the cumulative effect of adopting Topic 606, was $4.9 million and $5.9 million for the three months ended March 31, 2019 and 2018, respectively.

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

(in thousands)	2019	2018

Compensation and benefits	$41,368	$54,866
Outside fees and services	62,581	65,098
Cost of real estate sold	2,094	3,179
Technology and telecommunications	8,509	9,451
Reimbursable expenses	4,496	8,147
Depreciation and amortization	5,056	6,453

Total	$124,104	$147,194
NOTE 18 — SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND OTHER OPERATING EXPENSES
Selling, general and administrative expenses include payroll and employee benefits associated with personnel employed in executive, finance, law, compliance, human resources, vendor management, facilities, risk management, sales and marketing roles. This category also includes professional services fees, occupancy costs, marketing costs, depreciation and amortization of non-operating assets and other expenses. The components of selling, general and administrative expenses were as follows for three months ended March 31:

(in thousands)	2019	2018

Compensation and benefits	$11,353	$13,569
Amortization of intangible assets	8,647	7,147
Occupancy related costs	3,908	8,434
Marketing costs	2,932	3,607
Professional services	5,476	3,226
Depreciation and amortization	4,313	2,268
Other	4,611	4,873

Total	$41,240	$43,124
NOTE 19 — OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following for the three months ended March 31:

(in thousands)	2019	2018

Interest income	$151	$131
Other, net	223	1,141

Total	$374	$1,272
NOTE 20 — EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities using the treasury stock method.

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Basic and diluted EPS are calculated as follows for the three months ended March 31:

(in thousands, except per share data)	2019	2018

Net loss attributable to Altisource	$(3,184)	$(4,132)

Weighted average common shares outstanding, basic	16,292	17,378

Weighted average common shares outstanding, diluted	16,292	17,378

Loss per share:
Basic	$(0.20)	$(0.24)
Diluted	$(0.20)	$(0.24)
For the three months ended March 31, 2019 and 2018, 0.3 million options in each period were anti-dilutive and have been excluded from the computation of diluted EPS because their exercise price was greater than the average market price of our common stock. Also excluded from the computation of diluted EPS are 0.8 million options, restricted share units and restricted shares for the three months ended March 31, 2019 and 0.6 million options for the three months ended March 31, 2018, which begin to vest upon the achievement of certain market criteria related to our common stock price, performance criteria and an annualized rate of return to shareholders that have not yet been met. Furthermore, as a result of the net loss attributable to Altisource for the three months ended March 31, 2019 and 2018, 0.3 million and 0.5 million, respectively, of total options, restricted share units and restricted shares were excluded from the computation of diluted EPS, as their impact was anti-dilutive.
NOTE 21 — RESTRUCTURING CHARGES
In August 2018, Altisource initiated Project Catalyst, a project intended to optimize our operations and reduce costs to better align our cost structure with our anticipated revenues and improve our operating margins. During the three months ended March 31, 2019, we incurred $4.4 million of severance costs and professional services fees related to the reorganization plan (no comparative amount for the three months ended March 31, 2018). We expect to incur additional severance and related costs through 2019 in connection with this internal reorganization and will expense those costs as incurred. Based on our analysis, we currently anticipate the future costs relating to the internal reorganization plan to be in the range of approximately $13 million to $17 million.
NOTE 22 — COMMITMENTS, CONTINGENCIES AND REGULATORY MATTERS
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
Sales Taxes
On June 21, 2018, the United States Supreme Court rendered a 5-4 majority decision in South Dakota v. Wayfair, Inc., holding that a state may require a remote seller with no physical presence in the state to collect and remit sales tax on goods and services provided to purchasers in the state, overturning certain existing court precedent. During the three months ended March 31, 2019, the Company completed the analysis of its services for potential exposure to sales tax in various jurisdictions in the United States. The Company recognized a $2.1 million loss for the three months ended March 31, 2019 (no comparative amount for the three

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

months ended March 31, 2018) in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss, in addition to the $6.2 million loss recorded in 2018. The Company began invoicing, collecting and remitting sales tax in applicable jurisdictions in 2019. The Company is also in the process of seeking reimbursement for sales tax payments from clients; however, there can be no assurance that the Company will be successful in collecting some or all of such reimbursements. Future changes in our estimated sales tax exposure could result in a material adjustment to our condensed consolidated financial statements which would impact our financial condition and results of operations.
Ocwen Related Matters
As discussed in Note 2, during the three months ended March 31, 2019, Ocwen was our largest customer, accounting for 58% of our total revenue. Additionally, 7% of our revenue for the three months ended March 31, 2019 was earned on the loan portfolios serviced by Ocwen, when a party other than Ocwen or the MSR owner selected Altisource as the service provider.
Ocwen has disclosed that it is subject to a number of ongoing federal and state regulatory examinations, cease and desist orders, consent orders, inquiries, subpoenas, civil investigative demands, requests for information and other actions and is subject to pending legal proceedings, some of which include claims against Ocwen for substantial monetary damages. For example, on May 15, 2017, Ocwen disclosed that on April 20, 2017, the Consumer Financial Protection Bureau and the State of Florida filed separate complaints in the United States District Court for the Southern District of Florida against Ocwen alleging violations of Federal consumer financial law and, in the case of Florida, Florida statutes. Ocwen disclosed that the complaints seek to obtain permanent injunctive relief, consumer redress, refunds, restitution, disgorgement, damages, civil penalties, costs and fees and other relief. The foregoing or other matters could result in, and in some cases, have resulted in, adverse regulatory or other actions against Ocwen. Previous regulatory actions against Ocwen resulted in subjecting Ocwen to independent oversight of its operations and placing certain restrictions on its ability to acquire servicing rights.
In addition to the above, Ocwen may become subject to future federal and state regulatory investigations, cease and desist orders, consent orders, inquiries, subpoenas, civil investigative demands, requests for information, other matters or legal proceedings, any of which could also result in adverse regulatory or other actions against Ocwen.
Ocwen has disclosed that NRZ is its largest client. As of December 31, 2018, NRZ owned MSRs or rights to MSRs relating to approximately 57% of loans serviced and subserviced by Ocwen (measured in UPB). In July 2017 and January 2018, Ocwen and NRZ entered into a series of agreements pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer from Ocwen to NRZ of Ocwen’s legal title to the Subject MSRs and under which Ocwen will subservice mortgage loans underlying the Subject MSRs for an initial term of five years. NRZ can terminate its sub-servicing agreement with Ocwen in exchange for the payment of a termination fee.
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
We are focused on diversifying and growing our revenue and customer base and we have a sales and marketing strategy to support our businesses. Management believes our plans, together with current liquidity and cash flows from operations, would be sufficient to meet our working capital, capital expenditures, debt service and other cash needs. However, there can be no assurance that our plans will be successful or our operations will be profitable.
Leases
We lease certain premises and equipment, primarily consisting of office space and information technology equipment. Effective January 1, 2019, we adopted the provisions of Topic 842, resulting in recognition of $42.1 million of right-to-use assets in premises and equipment, net and $45.5 million of lease obligation liabilities (see Note 1). Certain of our leases include options to renew at our discretion or terminate leases early, and these options are considered in our determination of the expected lease term. Certain of our lease agreements include rental payments adjusted periodically for inflation. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. We sublease certain office space to third parties. Sublease income was $0.4 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively. The depreciable life of right-to-use assets are generally limited by the expected lease term. Our leases generally have expected lease terms at adoption of one to six years.
Information about our lease terms and our discount rate assumption is as follows:

As of March 31, 2019

Weighted average remaining lease term (in years)	3.36
Weighted average discount rate	7.25%
Our lease activity during the period is as follows:

(in thousands)	Three months ended March 31, 2019

Operating lease costs:
Selling, general and administrative expense	$2,880
Cost of revenue	858

Cash used in operating activities for amounts included in the measurement of lease liabilities	4,737
Short-term (less than one year) lease costs	1,157
Maturities of our lease liabilities as of March 31, 2019 are as follows:

(in thousands)	Operating lease liabilities

2019	$13,130
2020	14,583
2021	9,593
2022	5,694
2023	3,465
Thereafter	1,330
Total lease payments	47,795
Less interest	(5,596)
Present value of lease liabilities	$42,199

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Escrow and Trust Balances
We hold customers’ assets in escrow and trust accounts at various financial institutions pending completion of certain real estate activities. We also hold cash in trust accounts at various financial institutions where contractual obligations mandate maintaining dedicated bank accounts for our asset recovery management business’s collections. These amounts are held in escrow and trust accounts for limited periods of time and are not included in the accompanying condensed consolidated balance sheets. Amounts held in escrow and trust accounts were $25.0 million and $23.6 million as of March 31, 2019 and December 31, 2018, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is a supplement to the accompanying interim condensed consolidated financial statements and is intended to provide a reader of our financial statements with a narrative from the perspective of management on our businesses, current developments, financial condition, results of operations and liquidity. Our MD&A should be read in conjunction with our Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2019.
FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may relate to, among other things, future events or our future performance or financial condition. Words such as “anticipate,” “intend,” “expect,” “may,” “could,” “should,” “would,” “plan,” “estimate,” “believe,” “predict,” “potential” or “continue” or the negative of these terms and other comparable terminology are intended to identify such forward-looking statements. Such statements are based on expectations as to the future and are not statements of historical fact. Furthermore, forward-looking statements are not guarantees of future performance and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially. The following are examples of such items and are not intended to be all inclusive:

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
Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the risks discussed in Part II, Item 1A, Risk Factors of this Form 10-Q and the Risk Factors section of our Form 10-K for the year ended December 31, 2018 and including, but not limited to, the following:

•	our ability to retain Ocwen Financial Corporation (“Ocwen”) as a customer or our ability to receive the anticipated volume of referrals from Ocwen;

•
our ability to retain New Residential Investment Corp. (individually, together with one or more of its subsidiaries, or one or more of its subsidiaries individually, “NRZ”) as a customer or our ability to receive the anticipated volume of referrals from NRZ;

•
our ability to close the Financial Services business disposition transaction with Transworld Systems Inc. (“TSI”), including the timing and satisfaction of closing conditions and delays in obtaining regulatory consents in connection with the transaction;

•
our ability to comply with material agreements if a change of control is deemed to have occurred including, among other things, through the formation of a shareholder group, this may cause a termination event or event of default under certain of our agreements;

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
Effective January 1, 2019, the Company reorganized its internal reporting structure in connection with Project Catalyst, a project initiated in August 2018 to optimize our operations and reduce costs to better align our cost structure with our anticipated revenues and improve our operating margins. The internal reorganization included, among other changes, the replacement of segment presidents with a chief operating officer, who is responsible for products, services and operations for the Company’s Mortgage Market and Real Estate Market businesses, reporting to our Chief Executive Officer (our chief operating decision maker) who manages our businesses, regularly reviews operating results and profitability, allocates resources and evaluates performance on a consolidated basis. Prior to January 1, 2019, the Company reported our operations through two reportable segments: Mortgage Market and Real Estate Market. In addition, we reported Other Businesses, Corporate and Eliminations separately. The prior year presentation has been reclassified to conform to the current year presentation.
We provide loan servicers and originators with marketplaces, services and technologies that span the mortgage lifecycle. We provide real estate consumers with marketplaces and services that span the real estate lifecycle. Our offerings include:
Field Services

•
Property preservation and inspection services, including vendor management, marketplace transaction management, payment management technologies and a vendor management oversight software-as-a-service (“Saas”) platform

Marketplace

•	Hubzu® online real estate auction, real estate brokerage and asset management

•	Equator®, a SaaS based technology to manage real estate owned (“REO”), short sales, foreclosure, bankruptcy and eviction processes
Professional Services

•	Mortgage origination loan fulfillment, certification and certification insurance services and technologies

•	Title insurance (as an agent), settlement and valuation services

•	Residential and commercial construction inspection and risk mitigation services

•	Management of Best Partners Mortgage Cooperative, Inc., doing business as Lenders One® (“Lenders One”) mortgage banking cooperative

•	Foreclosure trustee services
Earlier Stage Businesses

•	Owners.com® technology-enabled real estate brokerage and provider of related mortgage brokerage and title services

•	Pointillist® customer journey analytics platform
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
Strategy and Growth Businesses
We are focused on becoming one of the premier providers of mortgage and real estate marketplaces and related services to a broad and diversified customer base. Through our suite of offerings described above, we facilitate transactions and provide products, solutions and services related to home sales, home purchases, home maintenance, mortgage originations and mortgage servicing. Our suite of offerings provide Altisource the potential to grow and diversify our customer and revenue base. We believe we operate in very large markets and directly leverage our core competencies and distinct competitive advantages.
Through our offerings that support residential loan servicers, we provide a suite of services and technologies intended to meet their growing and evolving needs. We are focused on growing referrals from our existing customer base and attracting new customers to our offerings. We have a customer base that includes Ocwen, a government-sponsored enterprise (“GSE”), NRZ, several large bank and non-bank servicers and asset managers. We believe we are one of only a few providers with a broad suite of servicer solutions, nationwide coverage and demonstrated scalability. Further, we believe we are well positioned to gain market share as delinquency rates rise and as existing customers and prospects consolidate to larger, full-service providers and outsource services that have historically been performed in-house.
We also provide services to loan originators (or other similar mortgage market participants) in originating, buying and selling residential mortgages. We provide a suite of services and technologies to meet the evolving and growing needs of lenders, mortgage purchasers and securitizers. We are focused on attempting to grow referrals from our existing customer base and attract new customers to our offerings. We have a customer base that includes the Lenders One cooperative mortgage bankers and mid-size and larger bank and non-bank loan originators. We believe our suite of services and technologies positions us to grow our relationships with our existing customer base by providing additional products, services and solutions to these customers. Further, we believe we are well positioned to attract new customers as prospects consolidate to larger, full-service providers and outsource services that have historically been performed in-house.
We are also continuing to develop our earlier stage businesses, including Owners.com and Pointillist. Through our Owners.com brokerage, we provide real estate buyers and sellers with a technology-enabled real estate brokerage and the integrated services to support them in buying and selling a home. Our offerings include local real estate agent services, loan brokerage, and closing and title services. Pointillist, which was developed by Altisource through our consumer analytics capabilities, is a potentially disruptive SaaS-based platform that provides unique customer journey analytics at scale and enables customers to engage through our intelligent platform. We are focused on continuing to develop these businesses by capitalizing on Altisource’s experience in online real estate marketing, loan origination services and analytics.
Share Repurchase Program
On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. As of March 31, 2019, approximately 3.4 million shares of common stock remain available for repurchase under the program. There were no purchases of shares of common stock during the three months ended March 31, 2019. We purchased 0.4 million shares at an average price of $27.67 per share during the three months ended March 31, 2018. Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of March 31, 2019, we can repurchase up to approximately $107 million of our common stock under Luxembourg law. Our Credit Agreement also limits the amount we can spend on share repurchases, which was approximately $459 million as of March 31, 2019, and may prevent repurchases in certain circumstances.
Ocwen Related Matters
During the three months ended March 31, 2019, Ocwen was our largest customer, accounting for 58% of our total revenue. Additionally, 7% of our revenue for the three months ended March 31, 2019 was earned on the loan portfolios serviced by Ocwen, when a party other than Ocwen or the mortgage servicing rights (“MSRs”) owner selected Altisource as the service provider.
Ocwen has disclosed that it is subject to a number of ongoing federal and state regulatory examinations, cease and desist orders, consent orders, inquiries, subpoenas, civil investigative demands, requests for information and other actions and is subject to pending legal proceedings, some of which include claims against Ocwen for substantial monetary damages. For example, on May 15, 2017, Ocwen disclosed that on April 20, 2017, the Consumer Financial Protection Bureau and the State of Florida filed separate complaints in the United States District Court for the Southern District of Florida against Ocwen alleging violations of Federal consumer financial law and, in the case of Florida, Florida statutes. Ocwen disclosed that the complaints seek to obtain permanent injunctive relief, consumer redress, refunds, restitution, disgorgement, damages, civil penalties, costs and fees and other relief. The foregoing or other matters could result in, and in some cases, have resulted in, adverse regulatory or other actions against Ocwen. Previous regulatory actions against Ocwen resulted in subjecting Ocwen to independent oversight of its operations and placing certain restrictions on its ability to acquire servicing rights.

In addition to the above, Ocwen may become subject to future federal and state regulatory investigations, cease and desist orders, consent orders, inquiries, subpoenas, civil investigative demands, requests for information, other matters or legal proceedings, any of which could also result in adverse regulatory or other actions against Ocwen.
Ocwen has disclosed that NRZ is its largest client. As of December 31, 2018, NRZ owned MSRs or rights to MSRs relating to approximately 57% of loans serviced and subserviced by Ocwen (measured in unpaid principal balances) (the “Subject MSRs”). In July 2017 and January 2018, Ocwen and NRZ entered into a series of agreements pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer from Ocwen to NRZ of Ocwen’s legal title to the Subject MSRs and under which Ocwen will subservice mortgage loans underlying the Subject MSRs for an initial term of five years. NRZ can terminate its sub-servicing agreement with Ocwen in exchange for the payment of a termination fee.
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
We are focused on diversifying and growing our revenue and customer base and we have a sales and marketing strategy to support our businesses. Management believes our plans, together with current liquidity and cash flows from operations, would be sufficient to meet our working capital, capital expenditures, debt service and other cash needs. However, there can be no assurance that our plans will be successful or our operations will be profitable.
Factors Affecting Comparability
The following items may impact the comparability of our results:

•
On March 28, 2019, the Company entered into a definitive agreement to sell its Financial Services business to TSI for $44.0 million, consisting of an up-front payment of $40.0 million, subject to a working capital adjustment upon closing of the sale, and an additional $4.0 million to be paid on the one year anniversary of the sale closing. The sale is subject to closing conditions, including the receipt of regulatory consents. As a result of this pending sale, assets and liabilities subject to the sale have been reported as assets and liabilities held for sale on the accompanying condensed consolidated balance sheets. The Company currently estimates it will recognize a pretax gain of more than $20.0 million from the sale, which is anticipated to close before the end of the third quarter 2019, and intends to use the $40.0 million up-front payment, subject to a working capital adjustment, to repay a portion of its senior secured term loan.

•
Effective January 1, 2019, the Company implemented a new accounting standard on leases, which required the recognition of operating leases by companies as lease obligation liabilities on their balance sheets and also required the recognition of right-of-use assets, resulting in higher depreciation and amortization expense and interest expense and lower occupancy related costs (see Notes 1 and 22 to the condensed consolidated financial statements for additional information regarding this accounting change). Adoption of this new standard resulted in the recognition of $42.1 million of right-to-use assets in premises and equipment, net, $45.5 million of lease obligation liabilities ($16.7 million in other current liabilities and $28.8 million in other non-current liabilities) and reduced accrued rent and lease incentives of $3.4 million in accounts payable and accrued liabilities and other non-current liabilities on the accompanying condensed consolidated balance sheets. Consequently, occupancy related costs were lower by $4.3 million for the three months ended March 31, 2019 and depreciation and amortization expense and interest expense increased by $3.7 million and $0.8 million, respectively.

•
In August 2018, Altisource initiated Project Catalyst, a project intended to optimize its operations and reduce costs to better align its cost structure with its anticipated revenues and improve its operating margins. During the three months ended March 31, 2019, Altisource incurred $4.4 million of severance costs and professional services fees related to the reorganization plan (no comparative amount for the three months ended March 31, 2018). Altisource expects to incur additional severance and related costs through 2019 in connection with this internal reorganization and will expense those costs as incurred. Based on the Company’s analysis, it currently anticipates the future costs relating to the internal reorganization plan to be in the range of approximately $13 million to $17 million.

•
During the three months ended March 31, 2019 and 2018, the Company recognized an unrealized gain of $2.2 million and an unrealized loss of $(7.5) million, respectively, on its investment in Front Yard Residential Corporation (“RESI”) common shares in other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive loss from a change in the market value of RESI common shares.

•
On June 21, 2018, the United States Supreme Court rendered a 5-4 majority decision in South Dakota v. Wayfair, Inc., holding that a state may require a remote seller with no physical presence in the state to collect and remit sales tax on goods and services provided to purchasers in the state, overturning certain existing court precedent. During the three months ended March 31, 2019, the Company completed the analysis of its services for potential exposure to sales tax in various jurisdictions in the United States. The Company recognized a $2.1 million loss for the three months ended March 31, 2019 (no comparative amount for the three months ended March 31, 2018) in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss, in addition to the $6.2 million loss recorded in 2018. The Company began invoicing, collecting and remitting sales tax in applicable jurisdictions in 2019. The Company is also in the process of seeking reimbursement for sales tax payments from clients; however, there can be no assurance that the Company will be successful in collecting some or all of such reimbursements. Future changes in our estimated sales tax exposure could result in a material adjustment to our condensed consolidated financial statements which would impact our financial condition and results of operations.

•
On April 3, 2018, Altisource and its wholly-owned subsidiary, Altisource S.à r.l. entered into the Credit Agreement, pursuant to which, among other things, Altisource borrowed $412.0 million in the form of Term B Loans. Proceeds from the Term B Loans were used to repay the Company’s prior senior secured term loan. The comparative average interest rates under the Credit Agreement for the Term B Loans and the prior credit agreement were 6.8% and 5.1% for the three months ended March 31, 2019 and 2018, respectively. The increase in interest expense from the higher average interest rate was partially offset by a lower average outstanding principal debt balance for the three months ended March 31, 2019 as a result of debt principal repayments of $74.8 million during 2018.

RESULTS OF OPERATIONS
Summary Results
The following is a discussion of our results of operations for the periods indicated.
The following table sets forth information regarding our consolidated results of operations for the three months ended March 31:

(in thousands, except per share data)	2019	2018	% Increase (decrease)

Service revenue	$164,999	$188,766	(13)
Reimbursable expenses	4,496	8,147	(45)
Non-controlling interests	440	525	(16)
Total revenue	169,935	197,438	(14)
Cost of revenue	124,104	147,194	(16)
Gross profit	45,831	50,244	(9)
Operating expenses:
Selling, general and administrative expenses	41,240	43,124	(4)
Restructuring charges	4,420	—	N/M
Income from operations	171	7,120	(98)
Other income (expense), net
Interest expense	(6,749)	(5,863)	15
Unrealized gain (loss) on investment in equity securities	2,238	(7,501)	130
Other income (expense), net	374	1,272	(71)
Total other income (expense), net	(4,137)	(12,092)	(66)

Loss before income taxes and non-controlling interests	(3,966)	(4,972)	(20)
Income tax benefit	1,222	1,365	(10)

Net loss	(2,744)	(3,607)	(24)
Net income attributable to non-controlling interests	(440)	(525)	(16)

Net loss attributable to Altisource	$(3,184)	$(4,132)	(23)

Margins:
Gross profit/service revenue	28%	27%
Income from operations/service revenue	—%	4%

Loss per share:
Basic	$(0.20)	$(0.24)	(17)
Diluted	$(0.20)	$(0.24)	(17)

Weighted average shares outstanding:
Basic	16,292	17,378	(6)
Diluted	16,292	17,378	(6)
N/M — not meaningful.

Revenue
Revenue by line of business was as follows for the three months ended March 31:

(in thousands)	2019	2018	% Increase (decrease)

Service revenue:
Field Services	$70,094	$67,246	4
Marketplace	36,967	50,251	(26)
Professional Services	26,413	31,930	(17)
Earlier Stage Businesses	1,867	1,478	26
Other	29,658	37,861	(22)
Total service revenue	164,999	188,766	(13)

Reimbursable expenses:
Field Services	2,596	5,677	(54)
Marketplace	691	1,146	(40)
Professional Services	1,036	1,310	(21)
Other	173	14	N/M
Total reimbursable expenses	4,496	8,147	(45)

Non-controlling interests:
Professional Services	440	525	(16)

Total revenue	$169,935	$197,438	(14)
N/M — not meaningful.
We recognized service revenue of $165.0 million for the three months ended March 31, 2019, a 13% decrease compared to the three months ended March 31, 2018. Field Services, Marketplace and Professional Services were negatively impacted by the reduction in the size of Ocwen’s portfolio and number of delinquent loans, RESI’s smaller portfolio of non-performing loans and REO, as RESI continued to sell off its portfolio and focus on directly acquiring, renovating and managing rental homes, and higher brokerage commission earned from the NRZ portfolio during the three months ended March 31, 2018 related to REO properties that transferred to NRZ from Ocwen that were already listed on Hubzu. This transitional service revenue ended in 2018. These decreases in service revenue were partially offset by service revenue growth in Field Services driven by growth in referrals of certain higher fee property preservation services. In addition, service revenue growth from Earlier Stage Businesses was driven by increases in transaction volumes at Owners.com and customer wins at Pointillist. Service revenue in Other decreased from lower rental property management service revenue from the sale of this business to RESI in August 2018, lower construction management transactions with RESI and lower revenue in the buy-renovate-lease-sell business from fewer home sales, partially offset by service revenue growth from our Financial Services businesses.
We recognized reimbursable expense revenue of $4.5 million for the three months ended March 31, 2019, a 45% decrease compared to the three months ended March 31, 2018. The decrease in reimbursable expense revenue was primarily a result of a reduction in the size of Ocwen’s portfolio and number of delinquent loans in its portfolio resulting from loan repayments, loan modifications, short sales, REO sales and other forms of resolution, as discussed in service revenue above.
Certain of our revenues are impacted by seasonality. More specifically, revenues from property sales, loan originations and certain Field Services typically tend to be at their lowest level during the fall and winter months and at their highest level during the spring and summer months. In addition, revenue in the asset recovery management business typically tends to be higher in the first quarter, as borrowers may utilize tax refunds and bonuses to pay debts, and generally declines throughout the rest of the year.
Cost of Revenue and Gross Profit
Cost of revenue principally includes payroll and employee benefits associated with personnel employed in customer service and operations roles, fees paid to external providers related to the provision of services, cost of real estate sold, reimbursable expenses, technology and telecommunications costs and depreciation and amortization of operating assets.

Cost of revenue consisted of the following for the three months ended March 31:

(in thousands)	2019	2018	% Increase (decrease)

Compensation and benefits	$41,368	$54,866	(25)
Outside fees and services	62,581	65,098	(4)
Cost of real estate sold	2,094	3,179	(34)
Technology and telecommunications	8,509	9,451	(10)
Reimbursable expenses	4,496	8,147	(45)
Depreciation and amortization	5,056	6,453	(22)

Cost of revenue	$124,104	$147,194	(16)
We recognized cost of revenue of $124.1 million for the three months ended March 31, 2019, a 16% decrease compared to the three months ended March 31, 2018. The decrease was primarily driven by cost reduction initiatives and benefits of Project Catalyst and lower outside fees and services as a result of a reduction in the size of Ocwen’s portfolio, as discussed in the revenue section above. The decline in compensation and benefits in certain of our businesses also resulted from lowering headcount consistent with the revenue decline from the Ocwen and RESI portfolios. The decrease in reimbursable expenses was consistent with the decrease in reimbursable expense revenue discussed in the revenue section above.
Gross profit decreased to $45.8 million, representing 28% of service revenue, for the three months ended March 31, 2019 compared to $50.2 million, representing 27% of service revenue, for the three months ended March 31, 2018. Gross profit as a percentage of service revenue for the three months ended March 31, 2019 increased compared to the three months ended March 31, 2018, as a result of our Project Catalyst cost reduction initiatives. The increase in gross margin as a percentage of service revenue was partially offset by revenue mix changes with a higher percentage of service revenue from our lower margin Field Services business.
Selling, General and Administrative Expenses
Selling, general and administration expenses (“SG&A”) include payroll for personnel employed in executive, finance, law, compliance, human resources, vendor management, facilities, risk management, sales and marketing roles. This category also includes professional services fees, occupancy costs, marketing costs, depreciation and amortization of non-operating assets and other expenses.
SG&A expenses consisted of the following for the three months ended March 31:

(in thousands)	2019	2018	% Increase (decrease)

Compensation and benefits	$11,353	$13,569	(16)
Amortization of intangible assets	8,647	7,147	21
Occupancy related costs	3,908	8,434	(54)
Marketing costs	2,932	3,607	(19)
Professional services	5,476	3,226	70
Depreciation and amortization	4,313	2,268	90
Other	4,611	4,873	(5)

Selling, general and administrative expenses	$41,240	$43,124	(4)
SG&A for the three months ended March 31, 2019 of $41.2 million decreased by 4% compared to the three months ended March 31, 2018. The decrease was primarily driven by lower compensation and benefits as we reduced headcount as a result of our Project Catalyst cost reduction initiatives. Occupancy related costs were lower primarily as a result of the January 1, 2019 implementation of a new accounting standard on operating leases. The new standard required the recognition of operating leases by companies as lease obligation liabilities on their balance sheet and also required the recognition of right-of-use assets, resulting in higher depreciation and amortization expense and interest expense and lower occupancy related costs. Consequently, depreciation and amortization expense related to the right-to-use assets increased for the three months ended March 31, 2019 (see Notes 1 and 22 to the condensed consolidated financial statements for additional information regarding this accounting change). These decreases were partially offset by an increase in professional services, from increased legal and professional services costs in connection with certain legal and regulatory matters and an increase in amortization of intangible assets based on changes in the estimated remaining lives of certain intangible assets.

Other Operating Expenses - Restructuring Charges
In August 2018, Altisource initiated Project Catalyst, a project intended to optimize our operations and reduce costs to better align our cost structure with our anticipated revenues and improve our operating margins. During the three months ended March 31, 2019, we incurred $4.4 million of severance costs and professional services fees related to the reorganization plan. We expect to incur additional severance and related costs through 2019 in connection with this internal reorganization and will expense those costs as incurred. Based on our analysis, we currently anticipate the future costs relating to the internal reorganization plan to be in the range of approximately $13 million to $17 million.
Income from Operations
Income from operations decreased to $0.2 million, representing less than 1% of service revenue, for the three months ended March 31, 2019, compared to $7.1 million, representing 4% of service revenue, for the three months ended March 31, 2018. Income from operations as a percentage of service revenue decreased in 2019 compared to 2018, as SG&A and other operating expenses did not decrease at the same rate as service revenue and from the restructuring costs incurred during 2019, as discussed above.
Other Income (Expense), net
Other income (expense), net principally includes interest expense, unrealized gain (loss) on our investment in RESI common shares and other non-operating gains and losses.
Other expense, net for the three months ended March 31, 2019 of $(4.1) million decreased by 66% compared to $(12.1) million for the three months ended March 31, 2018. The decrease in other expense in 2019 was primarily driven by a $2.2 million unrealized gain on our investment in RESI common shares compared to a $(7.5) million loss in 2018. The decrease was partially offset by an increase in interest expense due to higher average interest rates on the Credit Agreement and from imputed interest expense on leases related to the implementation of a new accounting standard effective January 1, 2019, as discussed in SG&A above. The comparative average interest rates under the Credit Agreement for the Term B Loans and the prior credit agreement were 6.8% and 5.1% for the three months ended March 31, 2019 and 2018, respectively. The increase in interest expense from the higher average interest rate was partially offset by a lower average outstanding principal debt balance for the three months ended March 31, 2019 as a result of debt principal repayments of $74.8 million during 2018.
Income Tax Provision
We recognized an income tax benefit of $1.2 million and $1.4 million for the years ended March 31, 2019 and 2018, respectively, and our effective income tax rates for the three months ended March 31, 2019 and 2018 were 30.8% and 27.5%, respectively. The Company’s effective income tax rates differ from the Luxembourg statutory income tax rate of 26.0% due to the mix of income and losses with varying tax rates in multiple taxing jurisdictions in which we operate.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary source of liquidity is cash flow from operations and cash on hand. We seek to deploy cash generated in a disciplined manner. Principally, we intend to use cash to develop and grow complementary services and businesses that we believe will generate attractive margins in line with our core capabilities and strategy. We use cash for repayments of our long-term debt, capital investments and seek to use cash from time to time to repurchase shares of our common stock and reduce our debt. In addition, we consider and evaluate business acquisitions and dispositions from time to time that are aligned with our strategy.
Credit Agreement
On April 3, 2018, Altisource entered into the Credit Agreement pursuant to which Altisource borrowed $412.0 million in the form of Term B Loans and obtained a $15.0 million revolving credit facility. The Term B Loans mature in April 2024 and the revolving credit facility matures in April 2023.
Proceeds from the Term B Loans were used to repay the Company’s prior senior secured term loan, which had an outstanding balance of $412.1 million as of April 3, 2018. As of March 31, 2019, $338.8 million of the Term B Loans were outstanding. There were no borrowings outstanding under the revolving credit facility as of March 31, 2019.
There are no mandatory repayments of the Term B Loans due until March 2020, when $9.2 million is due to be repaid. Thereafter, the Term B Loans must be repaid in consecutive quarterly principal installments of $3.1 million, with the balance due at maturity. All amounts outstanding under the Term B Loans will become due on the earlier of (i) April 3, 2024, and (ii) the date on which the loans are declared to be due and owing by the administrative agent at the request (or with the consent) of the Required Lenders (as defined in the Credit Agreement; other capitalized terms, unless defined herein, are defined in the Credit Agreement) or as otherwise provided in the Credit Agreement upon the occurrence of any event of default.
In addition to the scheduled principal payments, subject to certain exceptions, the Term B Loans are subject to mandatory prepayment upon issuances of debt, certain casualty and condemnation events and sales of assets, as well as from a percentage of Consolidated Excess Cash Flow if the leverage ratio is greater than 3.00 to 1.00, as calculated in accordance with the provisions of the Credit Agreement (the percentage increases if the leverage ratio exceeds 3.50 to 1.00). Certain mandatory prepayments reduce future contractual amortization payments by an amount equal to the mandatory prepayment.
The interest rate on the Term B Loans as of March 31, 2019 was 6.6%.
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
Cash Flows
The following table presents our cash flows for the three months ended March 31:

(in thousands)	2019	2018	% Increase (decrease)

Net loss adjusted for non-cash items	$17,046	$21,566	(21)
Changes in operating assets and liabilities	(23,701)	(30,135)	21
Net cash used in operating activities	(6,655)	(8,569)	(22)
Net cash used in investing activities	(790)	(1,258)	37
Net cash used in financing activities	(1,177)	(10,031)	88
Net decrease in cash, cash equivalents and restricted cash	(8,622)	(19,858)	57
Cash, cash equivalents and restricted cash at the beginning of the period	64,046	108,843	(41)

Cash, cash equivalents and restricted cash at the end of the period	$55,424	$88,985	(38)
Cash Flows from Operating Activities
Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net income. For the three months ended March 31, 2019, cash flows used in operating activities were $(6.7) million, or approximately $(0.04) for every dollar of service revenue, compared to cash flows used in operating activities of $(8.6) million, or approximately $(0.05) for every dollar of service revenue, for the three months ended March 31, 2018. During the three months ended March 31, 2019, the decrease in cash used in operations compared to the three months ended March 31, 2018 was due to cash used for changes in operating assets and liabilities of $6.4 million, partially offset by a $4.5 million unfavorable change in net loss, adjusted for non-cash items. The decrease in cash used for changes in operating assets and liabilities was driven by lower use of cash for short-term investments in real estate, partially offset by $6.9 million of payments of sales tax accruals during the three months ended March 31, 2019 (no comparative amount during the three months ended March 31, 2018). The decrease in net loss, adjusted for non-cash items, was primarily driven by lower gross profit during the three months ended March 31, 2019 from lower service revenue and the Project Catalyst restructuring charges, partially offset by decreases in expenses as a result of the Project Catalyst cost reduction initiatives. Operating cash flows can be negatively impacted because of the nature of some of our services and the mix of services provided. Certain services are performed immediately following or shortly after the referral, but the collection of the receivable does not occur until a specific event occurs (e.g., the foreclosure is complete, the REO asset is sold, etc.). Furthermore, lower margin services generate lower income and cash flows from operations. Consequently, our cash flows from operations may be negatively impacted when comparing one period to another.
Cash Flows from Investing Activities
Cash flows from investing activities for the three months ended March 31, 2019 and 2018 consisted of additions to premises and equipment. Cash flows used in investing activities were $(0.8) million and $(1.3) million for the three months ended March 31,

2019 and 2018, respectively, for additions to premises and equipment primarily related to investments in the development of certain software applications, IT infrastructure and facility improvements.
Cash Flows from Financing Activities
Cash flows from financing activities for the three months ended March 31, 2019 and 2018 included activities associated with repayments of long-term debt, proceeds from stock option exercises, the purchase of treasury shares, distributions to non-controlling interests and payments of tax withholdings on issuance of restricted share units and restricted shares. Cash flows from financing activities were $(1.2) million and $(10.0) million for the three months ended March 31, 2019 and 2018, respectively. During the three months ended March 31, 2019 and 2018, we distributed $0.6 million and $0.7 million to non-controlling interests, respectively. In addition, during the three months ended March 31, 2019, we made payments of $0.6 million to satisfy employee tax withholding obligations on the issuance of restricted share units and restricted shares (no comparative amount during the three months ended March 31, 2018). These payments were made to tax authorities, at the employees’ direction, to satisfy the employees’ tax obligations rather than issuing a portion of vested restricted share units and restricted shares to employees. In addition, during the three months ended March 31, 2018, we used $10.0 million to repurchase shares of our common stock (no comparative amount during the three months ended March 31, 2019), received proceeds from stock option exercises of $2.6 million (compared to less than $0.1 million during the three months ended March 31, 2019), made repayments of long-term debt of $1.5 million (no comparative amount during the three months ended March 31, 2019) and incurred debt issuance costs of $0.5 million (no comparative amount during the three months ended March 31, 2019).
Liquidity Requirements after March 31, 2019
Our primary future liquidity obligations primarily pertain to long-term debt repayments and interest expense under the Credit Agreement (see Liquidity section above), lease payments and distributions to Lenders One members. During the next 12 months, we expect to pay $22.4 million of interest expense (assuming the current interest rate) under the Credit Agreement, make lease payments of $17.2 million and distribute approximately $2.5 million to the Lenders One members representing non-controlling interests.
We believe that our existing cash and cash equivalents balances, our anticipated cash flows from operations and availability under our revolving credit facility will be sufficient to meet our liquidity needs, including to fund required interest payments and additions to premises and equipment, for the next 12 months.
Contractual Obligations, Commitments and Contingencies
For the three months ended March 31, 2019, there were no significant changes to our contractual obligations from those identified in our Form 10-K for the fiscal year ended December 31, 2018 and this Form 10-Q, other than those that occur in the normal course of business. See Note 22 to the condensed consolidated financial statements.
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
Our critical accounting policies are described in the MD&A section of our Form 10-K for the year ended December 31, 2018 filed with the SEC on February 26, 2019. There have been no material changes to our critical accounting policies during the three months ended March 31, 2019.
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
Interest Rate Risk
As of March 31, 2019, the interest rate charged on the Term B Loan was 6.6%. The interest rate is calculated based on the Adjusted Eurodollar Rate (as defined in the senior secured term loan agreement) with a minimum floor of 1.00% plus 4.00%.
Based on the principal amount outstanding as of March 31, 2019, a one percentage point increase in the Eurodollar rate would increase our annual interest expense by approximately $3.4 million, based on the March 31, 2019 Adjusted Eurodollar Rate. There would be a $3.4 million decrease in our annual interest expense if there was a one percentage point decrease in the Eurodollar Rate.
Currency Exchange Risk
We are exposed to currency risk from potential changes in currency values of our non-United States dollar denominated expenses, assets, liabilities and cash flows. Our most significant currency exposure relates to the Indian rupee. Based on expenses incurred in Indian rupees during the three months ended March 31, 2019, a one percentage point increase or decrease in value of the Indian rupee in relation to the United States dollar would increase or decrease our annual expenses by approximately $0.7 million.
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
As of March 31, 2019, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of March 31, 2019.

b)	Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Form 10-K for the year ended December 31, 2018 filed with the SEC on February 26, 2019, except as follows:
We may not be able to close the Financial Services business disposition transaction with Transworld Systems Inc. (“TSI”), during 2019 or at all because, among other things, we or TSI may not be able to satisfy the closing conditions or there could be a delay in obtaining regulatory and other third party consents in connection with the transaction
On March 28, 2019, Altisource entered into a definitive agreement to sell its Financial Services business to TSI for $44.0 million, consisting of an up-front payment of $40.0 million, subject to a working capital adjustment upon closing of the sale, and an additional $4.0 million to be paid on the one year anniversary of the sale closing. The sale is subject to closing conditions including the receipt of regulatory consents. We may be unable to satisfy the closing conditions, or the closing may be delayed due to difficulties in obtaining regulatory and other third party consents in connection with the transaction. In addition, we may incur unanticipated expenditures relating to or liabilities arising from delays in closing the transaction or ultimately not being able to close the transaction. An inability to close the transaction in a timely manner or at all could have a material adverse impact on our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases of shares of common stock during the three months ended March 31, 2019. On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program originally approved by the shareholders on May 17, 2017, which replaced the previous share repurchase program and authorizes us to purchase up to 4.3 million shares of our common stock in the open market, subject to certain parameters, for a period of five years from the date of approval. The maximum number of shares that may be purchased under the repurchase program is 3.4 million shares of the Company’s common stock. In addition to the share repurchase program, during the three months ended March 31, 2019, 23,969 common shares were withheld from employees to satisfy tax withholding obligations that arose from the vesting of restricted shares.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1 * **	Binding Term Sheet dated as of February 22, 2019 between Altisource S.à r.l., Ocwen Financial Corporation and Ocwen Mortgage Servicing, Inc.

10.2 * †	Amended and Restated Employment Contract of Indefinite Duration dated as of March 22, 2019 between Altisource S.à r.l. and Marcello Mastioni

10.3 * ** †	Separation Agreement and Release dated as of March 22, 2019 between Indroneel Chatterjee and Altisource Solutions, Inc.

10.4 * ** †	Side Letter to Separation Agreement and Release by and between Indroneel Chatterjee and Altisource Solutions, Inc. dated as of March 22, 2019

10.5 * †	Form of Restricted Stock Unit Award Agreement Pursuant to Altisource’s 2009 Equity Incentive Plan and 2019 Long Term Equity Incentive Program

10.6 * †	Form of Restricted Stock Unit Award Agreement Pursuant to Altisource’s 2009 Equity Incentive Plan and 2018 Annual Incentive Plan

31.1 *	Section 302 Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2 *	Section 302 Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1 *	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2019 and 2018; (iii) Condensed Consolidated Statements of Equity for the three months ended March 31, 2019 and 2018; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018; and (v) Notes to Condensed Consolidated Financial Statements.

______________________________________
*	Filed herewith.
**
Portions of this exhibit have been redacted because (a) it is (i) not material and (ii) would be competitively harmful if publicly disclosed or (b) it is personally identifiable information, the disclosure of which would be an unwarranted invasion of personal privacy.

†	Denotes a management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
(Registrant)

Date:	April 25, 2019	By:	/s/ Michelle D. Esterman
Michelle D. Esterman
Chief Financial Officer
(On behalf of the Registrant and as its Principal Financial Officer and Principal Accounting Officer)