Form 10-Q
period 2019-06-30
Altisource Portfolio Solutions S.A.
filed 2019-07-25
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
(352) 24 69 79 00
(Registrant’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $1.00 par value	ASPS	NASDAQ Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 19, 2019, there were 15,998,899 shares of the registrant’s common stock outstanding (excluding 9,413,849 shares held as treasury stock).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$85,379	$58,294
Investment in equity securities (Note 4)	43,730	36,181
Accounts receivable, net	44,247	36,466
Short-term investments in real estate (Note 7)	414	39,873
Assets held for sale (Note 3)	35,656	—
Prepaid expenses and other current assets	23,633	30,720
Total current assets	233,059	201,534

Premises and equipment, net (Notes 1 and 8)	59,980	45,631
Goodwill	79,009	81,387
Intangible assets, net	68,616	91,653
Deferred tax assets, net	293,287	309,089
Other assets	9,920	12,406

Total assets	$743,871	$741,700

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$63,791	$87,240
Current portion of long-term debt	6,502	—
Deferred revenue	5,590	10,108
Liabilities held for sale (Note 3)	14,850	—
Other current liabilities (Notes 1 and 11)	20,410	7,030
Total current liabilities	111,143	104,378

Long-term debt, less current portion	319,854	331,476
Other non-current liabilities (Notes 1 and 13)	27,002	9,178

Commitments, contingencies and regulatory matters (Note 23)

Equity:
Common stock ($1.00 par value; 100,000 shares authorized, 25,413 issued and 16,079 outstanding as of June 30, 2019; 16,276 outstanding as of December 31, 2018)	25,413	25,413
Additional paid-in capital	128,120	122,667
Retained earnings	574,040	590,655
Treasury stock, at cost (9,334 shares as of June 30, 2019 and 9,137 shares as of December 31, 2018)	(443,480)	(443,304)
Altisource equity	284,093	295,431

Non-controlling interests	1,779	1,237
Total equity	285,872	296,668

Total liabilities and equity	$743,871	$741,700

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Revenue	$196,535	$218,556	$366,470	$415,994
Cost of revenue	152,641	163,206	276,745	310,400

Gross profit	43,894	55,350	89,725	105,594
Operating expenses:
Selling, general and administrative expenses	35,851	42,924	77,091	86,048
Restructuring charges (Note 22)	1,899	—	6,319	—

Income from operations	6,144	12,426	6,315	19,546
Other income (expense), net:
Interest expense	(6,550)	(7,027)	(13,299)	(12,890)
Unrealized gain (loss) on investment in equity securities (Note 4)	11,787	1,533	14,025	(5,968)
Other income (expense), net	528	(3,861)	902	(2,589)
Total other income (expense), net	5,765	(9,355)	1,628	(21,447)

Income (loss) before income taxes and non-controlling interests	11,909	3,071	7,943	(1,901)
Income tax (provision) benefit	(16,513)	(816)	(15,291)	549

Net (loss) income	(4,604)	2,255	(7,348)	(1,352)
Net income attributable to non-controlling interests	(1,240)	(687)	(1,680)	(1,212)

Net (loss) income attributable to Altisource	$(5,844)	$1,568	$(9,028)	$(2,564)

(Loss) earnings per share:
Basic	$(0.36)	$0.09	$(0.56)	$(0.15)
Diluted	$(0.36)	$0.09	$(0.56)	$(0.15)

Weighted average shares outstanding:
Basic	16,214	17,142	16,253	17,260
Diluted	16,214	17,553	16,253	17,260

Comprehensive (loss) income:
Net (loss) income	$(4,604)	$2,255	$(7,348)	$(1,352)
Other comprehensive (loss) income, net of tax:
Reclassification of unrealized gain on investment in equity securities, net of income tax provision of $200, to retained earnings from the cumulative effect of an accounting change	—	—	—	(733)

Comprehensive (loss) income, net of tax	(4,604)	2,255	(7,348)	(2,085)
Comprehensive income attributable to non-controlling interests	(1,240)	(687)	(1,680)	(1,212)

Comprehensive (loss) income attributable to Altisource	$(5,844)	$1,568	$(9,028)	$(3,297)

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Altisource Equity
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock, at cost	Non-controlling interests	Total
	Shares

Balance, December 31, 2017	25,413	$25,413	$112,475	$626,600	$733	$(426,609)	$1,373	$339,985

Net (loss) income	—	—	—	(4,132)	—	—	525	(3,607)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(672)	(672)
Share-based compensation expense	—	—	2,201	—	—	—	—	2,201
Cumulative effect of accounting changes	—	—	—	(9,715)	(733)	—	—	(10,448)
Exercise of stock options and issuance of restricted share units and restricted shares	—	—	—	(12,500)	—	15,117	—	2,617
Repurchase of shares	—	—	—	—	—	(9,994)	—	(9,994)

Balance, March 31, 2018	25,413	25,413	114,676	600,253	—	(421,486)	1,226	320,082

Net income	—	—	—	1,568	—	—	687	2,255
Distributions to non-controlling interest holders	—	—	—	—	—	—	(509)	(509)
Share-based compensation expense	—	—	1,910	—	—	—	—	1,910
Exercise of stock options and issuance of restricted share units and restricted shares	—	—	—	(4,737)	—	4,827	—	90
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances and stock option exercises	—	—	—	(816)	—	406	—	(410)
Repurchase of shares	—	—	—	—	—	(11,127)	—	(11,127)

Balance, June 30, 2018	25,413	$25,413	$116,586	$596,268	$—	$(427,380)	$1,404	$312,291

Balance, December 31, 2018	25,413	$25,413	$122,667	$590,655	$—	$(443,304)	$1,237	$296,668

Net (loss) income	—	—	—	(3,184)	—	—	440	(2,744)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(620)	(620)
Share-based compensation expense	—	—	2,621	—	—	—	—	2,621
Exercise of stock options and issuance of restricted share units and restricted shares	—	—	—	(1,549)	—	1,577	—	28
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances and stock option exercises	—	—	—	(1,163)	—	578	—	(585)

Balance, March 31, 2019	25,413	25,413	125,288	584,759	—	(441,149)	1,057	295,368

Net (loss) income	—	—	—	(5,844)	—	—	1,240	(4,604)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(518)	(518)
Share-based compensation expense	—	—	2,832	—	—	—	—	2,832
Exercise of stock options and issuance of restricted share units and restricted shares	—	—	—	(3,473)	—	3,680	—	207
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances and stock option exercises	—	—	—	(1,402)	—	689	—	(713)
Repurchase of shares	—	—	—	—	—	(6,700)	—	(6,700)

Balance, June 30, 2019	25,413	$25,413	$128,120	$574,040	$—	$(443,480)	$1,779	$285,872
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(7,348)	$(1,352)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,315	17,049
Amortization of intangible assets	12,191	14,691
Unrealized (gain) loss on investment in equity securities	(14,025)	5,968
Share-based compensation expense	5,453	4,111
Bad debt expense	131	1,503
Amortization of debt discount	327	298
Amortization of debt issuance costs	363	502
Deferred income taxes	15,846	(1,349)
Loss on disposal of fixed assets	908	558
Loss on debt refinancing (Note 12)	—	4,434
Changes in operating assets and liabilities (excludes assets and liabilities held for sale, see Note 3):
Accounts receivable	(15,789)	6,923
Short-term investments in real estate	39,459	(5,884)
Prepaid expenses and other current assets	5,239	617
Other assets	(511)	967
Accounts payable and accrued expenses	(16,587)	(17,152)
Other current and non-current liabilities	(9,816)	(8,631)
Net cash provided by operating activities	33,156	23,253

Cash flows from investing activities:
Additions to premises and equipment	(934)	(2,756)
Proceeds received from sale of equity securities	6,476	—
Other	1,087	—
Net cash provided by (used in) investing activities	6,629	(2,756)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	407,880
Repayments and repurchases of long-term debt	(5,810)	(421,821)
Debt issuance costs	—	(5,042)
Proceeds from stock option exercises	235	2,707
Purchase of treasury shares	(6,700)	(21,121)
Distributions to non-controlling interests	(1,138)	(1,181)
Payments of tax withholding on issuance of restricted share units and restricted shares	(1,298)	(410)
Net cash used in financing activities	(14,711)	(38,988)

Net increase (decrease) in cash, cash equivalents and restricted cash	25,074	(18,491)
Cash, cash equivalents and restricted cash at the beginning of the period	64,046	108,843

Cash, cash equivalents and restricted cash at the end of the period	$89,120	$90,352

Supplemental cash flow information:
Interest paid	$11,279	$11,540
Income taxes (received) paid, net	(27)	2,865

Non-cash investing and financing activities:
Net (decrease) increase in payables for purchases of premises and equipment	$(25)	$398
Acquisition of right-to-use assets with lease obligations	6,200	—
Reduction of lease obligations from lease terminations and amendments	(3,409)	—
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
Effective January 1, 2019, the Company reorganized its internal reporting structure in connection with Project Catalyst, a project initiated in August 2018 to optimize our operations and reduce costs to better align our cost structure with our anticipated revenues and improve our operating margins (see Note 22). The internal reorganization included, among other changes, the replacement of segment presidents with a chief operating officer, who is responsible for products, services and operations for the Company’s Mortgage Market and Real Estate Market businesses, reporting to our Chairman and Chief Executive Officer (our chief operating decision maker) who manages our businesses, regularly reviews operating results and profitability, allocates resources and evaluates performance on a consolidated basis. Prior to January 1, 2019, the Company reported our operations through two reportable segments: Mortgage Market and Real Estate Market. In addition, we reported Other Businesses, Corporate and Eliminations separately. The prior year presentation has been reclassified to conform to the current year presentation.
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
The management agreement between MPA and Lenders One, pursuant to which MPA is the management company, represents a variable interest in a variable interest entity. MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact the cooperative’s economic performance and the right to receive benefits from the cooperative. As a result, Lenders One is presented in the accompanying condensed consolidated financial statements on a consolidated basis and the interests of the members are reflected as non-controlling interests. As of June 30, 2019, Lenders One had total assets of $3.2 million and total liabilities of $1.6 million. As of December 31, 2018, Lenders One had total assets of $2.7 million and total liabilities of $1.3 million.
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
Future Adoption of New Accounting Pronouncements
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard will simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Current guidance requires that companies compute the implied fair value of goodwill under Step 2 by performing procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. This standard will require companies to perform annual or interim goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This standard will be effective for annual periods beginning after December 15, 2019, including interim periods within that reporting period, and will be applied prospectively. Early adoption of this standard is permitted. The Company is currently evaluating the impact this guidance may have on its condensed consolidated financial statements; however, adoption of this standard as of June 30, 2019 would not have had any impact on the Company’s condensed consolidated financial statements.
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
During the three and six months ended June 30, 2019, Ocwen was our largest customer, accounting for 51% of our total revenue for the six months ended June 30, 2019 (44% of our revenue for the second quarter of 2019). Ocwen purchases certain mortgage services and technology services from us under the terms of services agreements and amendments thereto (collectively, the “Ocwen Services Agreements”) with terms extending through August 2025. Certain of the Ocwen Services Agreements contain a “most favored nation” provision and also grant the parties the right to renegotiate pricing, among other things.
Revenue from Ocwen primarily consists of revenue earned from the loan portfolios serviced and subserviced by Ocwen when Ocwen engages us as the service provider, and revenue earned directly from Ocwen, pursuant to the Ocwen Services Agreements. For the six months ended June 30, 2019 and 2018, we recognized revenue from Ocwen of $185.2 million and $210.8 million, respectively ($87.0 million and $108.8 million for the second quarter of 2019 and 2018, respectively). Revenue from Ocwen as a percentage of consolidated revenue was 51% for both the six months ended June 30, 2019 and 2018 (44% and 50% for the second quarter of 2019 and 2018, respectively).
We earn additional revenue related to the portfolios serviced and subserviced by Ocwen when a party other than Ocwen or the MSR owner selects Altisource as the service provider. For the six months ended June 30, 2019 and 2018, we recognized revenue of $20.3 million and $26.2 million, respectively ($9.2 million and $11.0 million for the second quarter of 2019 and 2018, respectively), related to the portfolios serviced by Ocwen when a party other than Ocwen or the MSR owner selected Altisource as the service provider. These amounts are not included in deriving revenue from Ocwen and revenue from Ocwen as a percentage of revenue above.
As of June 30, 2019, accounts receivable from Ocwen totaled $28.1 million, $24.1 million of which was billed and $4.0 million of which was unbilled. As of December 31, 2018, accounts receivable from Ocwen totaled $15.2 million, $11.6 million of which was billed and $3.6 million of which was unbilled.
As of February 22, 2019, Altisource and Ocwen entered into agreements that, among other things, facilitate Ocwen’s transition from REALServicing® and related technologies to another mortgage servicing software platform, establish a process for Ocwen to review and approve the assignment of one or more of our agreements to potential buyers of Altisource’s business lines, permit Ocwen to use service providers other than Altisource for up to 10% of referrals from certain portfolios (determined on a service-by-service basis), subject to certain restrictions, and affirms Altisource’s role as a strategic service provider to Ocwen through August 2025. If Altisource fails certain performance standards for specified periods of time, then Ocwen may terminate Altisource as a provider for the applicable service(s), subject to certain limitations and Altisource’s right to cure. We do not anticipate that the servicing technology transition will materially impact the other services we provide to Ocwen. For the six months ended June 30, 2019 and 2018, service revenue from REALServicing and related technologies was $11.3 million and $17.5 million, respectively ($3.1 million and $7.9 million for the second quarter of 2019 and 2018, respectively).
NRZ
New Residential Investment Corp. (individually, together with one or more of its subsidiaries or one or more of its subsidiaries individually, “NRZ”) is a real estate investment trust that invests in and manages investments primarily related to residential real estate, including MSRs and excess MSRs.
Ocwen has disclosed that NRZ is its largest client. As of March 31, 2019, NRZ owned MSRs or rights to MSRs relating to approximately 50% of loans serviced and subserviced by Ocwen (measured in unpaid principal balances (“UPB”)). In July 2017 and January 2018, Ocwen and NRZ entered into a series of agreements pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer from Ocwen to NRZ of Ocwen’s legal title to certain of its MSRs (the “Subject MSRs”) and under which Ocwen will subservice mortgage loans underlying the MSRs for an initial term of five years.
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
For the six months ended June 30, 2019 and 2018, we recognized revenue from NRZ of $7.0 million and $19.2 million, respectively ($3.0 million and $8.9 million for the second quarter of 2019 and 2018, respectively), under the Brokerage Agreement. For the six months ended June 30, 2019 and 2018, we recognized additional revenue of $34.1 million and $42.8 million, respectively ($16.4 million and $26.7 million for the second quarter of 2019 and 2018, respectively), relating to the Subject MSRs when a party other than NRZ selects Altisource as the service provider.
NOTE 3 — SALE OF BUSINESSES AND ASSETS AND LIABILITIES HELD FOR SALE
Rental Property Management Business
In August 2018, Altisource entered into an amendment to its agreements with Front Yard Residential Corporation (“RESI”) to sell Altisource’s rental property management business to RESI and permit RESI to internalize certain services that had been provided by Altisource. These services were historically provided under an agreement between RESI and Altisource, in which Altisource was the sole provider of rental property management services to RESI through December 2027, subject to certain exceptions. The proceeds from the transaction totaled $18.0 million, payable in two installments. The first installment of $15.0 million was received on the closing date of August 8, 2018. The second installment of $3.0 million will be received on the earlier of a RESI change of control or on August 8, 2023. The second installment was recorded as a long-term receivable in other assets in the accompanying condensed consolidated balance sheets and has a discounted value of $2.3 million and $2.2 million as of June 30, 2019 and December 31, 2018, respectively.
Financial Services Business
On March 28, 2019, Altisource entered into a definitive agreement to sell its Financial Services business, consisting of its post-charge-off consumer debt and mortgage charge-off collection services and customer relationship management services (the “Financial Services Business”) to Transworld Systems Inc. (“TSI”) for $44.0 million consisting of an up-front payment of $40.0 million, subject to a working capital adjustment and transaction costs upon closing of the sale, and an additional $4.0 million payment on the one year anniversary of the sale closing. The sale of the Financial Services Business to TSI closed on July 1, 2019 (see Note 24). In connection with the transaction, the parties also entered into a transition services agreement to provide for the management and orderly transition of certain services and technologies to TSI for periods ranging from 2 months to 13 months. These services include support for information technology systems and infrastructure, facilities management, finance, compliance and human resources functions and will be charged to TSI on a fixed fee or hourly basis.

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

As a result of entering into a definitive agreement to sell the Financial Services Business, the assets and liabilities of the Financial Services Business are reported as assets held for sale and liabilities held for sale in the accompanying condensed consolidated balance sheets as of June 30, 2019, and consist of the following:

(in thousands)	June 30, 2019

Accounts receivable, net	$7,404
Prepaid expenses and other current assets	1,581
Premises and equipment, net	12,506
Goodwill	2,378
Intangible assets, net	10,846
Other assets	941

Total assets held for sale	$35,656

Accounts payable and accrued expenses	$4,792
Other current liabilities	2,632
Other non-current liabilities	7,426

Total liabilities held for sale	$14,850
NOTE 4 — INVESTMENT IN EQUITY SECURITIES
During 2016, we purchased 4.1 million shares of RESI common stock. This investment is reflected in the accompanying condensed consolidated balance sheets at fair value and changes in fair value are included in other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive income (loss). As of June 30, 2019 and December 31, 2018, we held 3.6 million and 4.1 million shares, respectively, of RESI common stock. As of June 30, 2019 and December 31, 2018, the fair value of our investment was $43.7 million and $36.2 million, respectively. During the six months ended June 30, 2019 and 2018, we recognized an unrealized gain (loss) from the change in fair value of $14.0 million and $(6.0) million, respectively ($11.8 million and $1.5 million for the second quarter of 2019 and 2018, respectively). The unrealized gains for the three and six months ended June 30, 2019 included $1.2 million and $1.5 million, respectively, of net gains recognized on RESI shares sold during the second quarter of 2019. During the six months ended June 30, 2019 and 2018, we earned dividends of $1.2 million, in each period ($0.5 million and $0.6 million for the second quarter of 2019 and 2018, respectively), related to this investment.
Pursuant to the agreement between Altisource and RESI to sell the rental property management business to RESI (see Note 3 for additional information), Altisource was subject to a lock-up period with respect to the sale or transfer of the shares of common stock of RESI owned by Altisource (the “Shares”) through December 31, 2018. In addition, during each quarter of 2019, Altisource is permitted to sell or transfer no more than 25% of the Shares, provided that any Shares not sold in the applicable quarter will increase the amount that may be sold in the subsequent quarters by 50% of the unsold permitted amount. Thereafter, all transfer restrictions will expire and any remaining Shares will be freely transferable. Notwithstanding these restrictions, Altisource retains the right to sell or transfer the Shares at any time: (i) where Altisource has a good faith belief that its or its affiliates’ liquidity should be increased and the sale is necessary to achieve such an increase; (ii) where the proceeds of sales will be used to finance a strategic acquisition transaction; (iii) in privately negotiated block transactions with unrelated third parties or a similar transaction; or (iv) where RESI is the subject of a tender offer that is reasonably likely to result in a change of control or where RESI undergoes a change of control. In May 2019, the Company began selling its investment in RESI common stock. During the three and six months ended June 30, 2019, the Company sold 0.6 million shares for net proceeds of $6.5 million. As required by the senior secured term loan agreement, the Company is using the net proceeds to repay a portion of its senior secured term loan.

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 5 — ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consists of the following:

(in thousands)	June 30, 2019	December 31, 2018

Billed	$39,130	$35,590
Unbilled	14,382	11,759
	53,512	47,349
Less: Allowance for doubtful accounts	(9,265)	(10,883)

Total	$44,247	$36,466
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
NOTE 6 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

(in thousands)	June 30, 2019	December 31, 2018

Maintenance agreements, current portion	$2,435	$5,600
Income taxes receivable	8,229	7,940
Prepaid expenses	4,767	7,484
Other current assets	8,202	9,696

Total	$23,633	$30,720
NOTE 7 — DISCONTINUATION OF THE BUY-RENOVATE-LEASE-SELL BUSINESS

On November 26, 2018, the Company announced its plans to sell its short-term investments in real estate (“BRS Inventory”) and discontinue the Company’s Buy-Renovate-Lease-Sell (“BRS”) business. Altisource’s BRS business focused on buying, renovating, leasing and selling single-family homes to real estate investors. The BRS business is not material in relation to the Company’s results of operations or financial position. In anticipation of receiving the majority of the proceeds from the sale of the BRS Inventory in 2019, the Company repaid $49.9 million of its senior secured term loan in the fourth quarter of 2018.
On June 28, 2019, the Company sold the majority of the BRS Inventory to Lafayette Real Estate for $38.9 million. Following this and previous sales, only two homes with a value of $0.4 million remain to be sold. In connection with the sale of the majority of the BRS Inventory, the Company incurred a $1.8 million loss including closing costs.

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 8 — PREMISES AND EQUIPMENT, NET
Premises and equipment, net consists of the following:

(in thousands)	June 30, 2019	December 31, 2018

Computer hardware and software	$169,684	$182,215
Office equipment and other	4,006	7,384
Furniture and fixtures	9,710	13,313
Leasehold improvements	24,178	29,781
	207,578	232,693
Less: Accumulated depreciation and amortization	(175,861)	(187,062)
Net	31,717	45,631

Right-to-use assets under operating leases	34,503	—
Less: Accumulated depreciation and amortization	(6,240)	—
Net right-to-use assets	28,263	—

Total premises and equipment, net	$59,980	$45,631
Depreciation and amortization expense totaled $17.3 million and $17.0 million for the six months ended June 30, 2019 and 2018, respectively ($7.9 million and $8.3 million for the second quarter of 2019 and 2018, respectively), and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive income (loss).
Premises and equipment, net consist of the following, by country:

(in thousands)	June 30, 2019	December 31, 2018

United States	$27,879	$25,693
India	16,269	3,154
Luxembourg	14,503	14,975
Philippines	1,094	1,754
Other	235	55

Total	$59,980	$45,631

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 9 — GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The change in goodwill during the six months ended June 30, 2019 is as follows:

(in thousands)	Total

Balance as of December 31, 2018	$81,387
Reclassification to assets held for sale (Note 3)	(2,378)

Balance as of June 30, 2019	$79,009

Intangible Assets, net
Intangible assets, net consist of the following:

	Weighted average estimated useful life (in years)	Gross carrying amount		Accumulated amortization		Net book value
(in thousands)		June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018

Definite lived intangible assets:
Customer related intangible assets	9	$214,973	$273,172	$(170,756)	$(207,639)	$44,217	$65,533
Operating agreement	20	35,000	35,000	(16,501)	(15,632)	18,499	19,368
Trademarks and trade names	15	11,140	11,349	(6,342)	(6,244)	4,798	5,105
Non-compete agreements	4	1,230	1,230	(1,180)	(1,026)	50	204
Intellectual property	10	300	300	(160)	(145)	140	155
Other intangible assets	5	3,745	3,745	(2,833)	(2,457)	912	1,288

Total		$266,388	$324,796	$(197,772)	$(233,143)	$68,616	$91,653
Amortization expense for definite lived intangible assets was $12.2 million and $14.7 million for six months ended June 30, 2019 and 2018, respectively ($3.5 million and $7.5 million for the second quarter of 2019 and 2018, respectively). Expected annual definite lived intangible asset amortization expense for 2019 through 2023 is $19.4 million, $13.3 million, $10.8 million, $5.3 million and $5.3 million, respectively.
NOTE 10 — OTHER ASSETS
Other assets consist of the following:

(in thousands)	June 30, 2019	December 31, 2018

Security deposits	$3,779	$3,972
Restricted cash	3,741	5,752
Other	2,400	2,682

Total	$9,920	$12,406

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 11 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable and accrued expenses consist of the following:

(in thousands)	June 30, 2019	December 31, 2018

Accounts payable	$24,819	$27,853
Accrued expenses - general	20,856	27,866
Accrued salaries and benefits	18,116	31,356
Income taxes payable	—	165

Total	$63,791	$87,240
Other current liabilities consist of the following:

(in thousands)	June 30, 2019	December 31, 2018

Unfunded cash account balances	$6,060	$4,932
Lease obligation liabilities	12,255	—
Other	2,095	2,098

Total	$20,410	$7,030
NOTE 12 — LONG-TERM DEBT
Long-term debt consists of the following:

(in thousands)	June 30, 2019	December 31, 2018

Senior secured term loans	$333,012	$338,822
Less: Debt issuance costs, net	(3,492)	(3,855)
Less: Unamortized discount, net	(3,164)	(3,491)
Net long-term debt	326,356	331,476
Less: Current portion	(6,502)	—

Long-term debt, less current portion	$319,854	$331,476
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
There are no mandatory repayments of the Term B Loans due until March 2020, when $3.4 million is due to be repaid. Thereafter, the Term B Loans must be repaid in consecutive quarterly principal installments of $3.1 million, with the balance due at maturity. All amounts outstanding under the Term B Loans will become due on the earlier of (i) April 3, 2024, and (ii) the date on which the loans are declared to be due and owing by the administrative agent at the request (or with the consent) of the Required Lenders (as defined in the Credit Agreement; other capitalized terms, unless defined herein, are defined in the Credit Agreement) or as otherwise provided in the Credit Agreement upon the occurrence of any event of default.
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
On July 1, 2019, Altisource closed the sale of the Financial Services Business to TSI and received a $40.0 million up-front payment less adjustments for working capital and transaction costs (see Note 24). On July 17, 2019, Altisource used $37.0 million to repay a portion of the senior secured term loan.
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
The Term B Loans bear interest at rates based upon, at our option, the Adjusted Eurodollar Rate or the Base Rate. Adjusted Eurodollar Rate term loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Adjusted Eurodollar Rate for a three month interest period and (y) 1.00% plus (ii) 4.00%. Base Rate term loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Base Rate and (y) 2.00% plus (ii) 3.00%. The interest rate as of June 30, 2019 was 6.33%.
Loans under the revolving credit facility bear interest at rates based upon, at our option, the Adjusted Eurodollar Rate or the Base Rate. Adjusted Eurodollar Rate revolving loans bear interest at a rate per annum equal to the sum of (i) the Adjusted Eurodollar Rate for a three month interest period plus (ii) 4.00%. Base Rate revolving loans bear interest at a rate per annum equal to the sum of (i) the Base Rate plus (ii) 3.00%. The unused commitment fee is 0.50%. There were no borrowings outstanding under the revolving credit facility as of June 30, 2019.
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
As of June 30, 2019, debt issuance costs were $3.5 million, net of $1.1 million of accumulated amortization. As of December 31, 2018, debt issuance costs were $3.9 million, net of $0.7 million of accumulated amortization.

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 13 — OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following:

(in thousands)	June 30, 2019	December 31, 2018

Lease obligation liabilities	$19,350	$—
Income tax liabilities	7,151	7,069
Deferred revenue	78	19
Other non-current liabilities	423	2,090

Total	$27,002	$9,178
NOTE 14 — FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The following table presents the carrying amount and estimated fair value of financial instruments and certain liabilities measured at fair value as of June 30, 2019 and December 31, 2018. The following fair values are estimated using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	June 30, 2019				December 31, 2018
(in thousands)	Carrying amount	Fair value			Carrying amount	Fair value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$85,379	$85,379	$—	$—	$58,294	$58,294	$—	$—
Restricted cash	3,741	3,741	—	—	5,752	5,752	—	—
Investment in equity securities	43,730	43,730	—	—	36,181	36,181	—	—
Long-term receivable (Note 3)	2,295	—	—	2,295	2,221	—	—	2,221

Liabilities:
Senior secured term loan	333,012	—	328,433	—	338,822	—	330,351	—
Fair Value Measurements on a Recurring Basis
Cash and cash equivalents and restricted cash are carried at amounts that approximate their fair values due to the highly liquid nature of these instruments and were measured using Level 1 inputs.
Investment in equity securities is carried at fair value and consists of 3.6 million and 4.1 million shares of RESI common stock as of June 30, 2019 and December 31, 2018, respectively. The investment in equity securities is measured using Level 1 inputs as these securities have quoted prices in active markets.
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

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 15 — SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Share Repurchase Program
On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. As of June 30, 2019, approximately 3.1 million shares of common stock remain available for repurchase under the program. We purchased 0.3 million shares of common stock at an average price of $21.89 per share during the six months ended June 30, 2019 and 0.8 million shares at an average price of $27.39 per share during the six months ended June 30, 2018 (0.3 million shares at an average price of $21.89 per share for the second quarter of 2019 and 0.4 million shares at an average price of $27.14 per share for the second quarter of 2018). Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of June 30, 2019, we can repurchase up to approximately $105 million of our common stock under Luxembourg law. Our Credit Agreement also limits the amount we can spend on share repurchases, which was approximately $467 million as of June 30, 2019, and may prevent repurchases in certain circumstances.
Share-Based Compensation
We issue share-based awards in the form of stock options, restricted shares and restricted share units for certain employees, officers and directors. We recognized share-based compensation expense of $5.5 million and $4.1 million for the six months ended June 30, 2019 and 2018, respectively ($2.8 million and $1.9 million for the second quarter of 2019 and 2018, respectively). As of June 30, 2019, estimated unrecognized compensation costs related to share-based awards amounted to $14.6 million, which we expect to recognize over a weighted average remaining requisite service period of approximately 1.72 years.
Stock Options
Stock option grants are composed of a combination of service-based, market-based and performance-based options.
Service-Based Options. These options generally vest over three or four years with equal annual vesting and expire on the earlier of ten years after the date of grant or following termination of service. A total of 460 thousand service-based options were outstanding as of June 30, 2019.
Market-Based Options. These option grants generally have two components, each of which vests only upon the achievement of certain criteria. The first component, which we refer to as “ordinary performance” grants, generally consists of two-thirds of the market-based grant and begins to vest if the stock price is at least double the exercise price, as long as the stock price realizes a compounded annual gain of at least 20% over the exercise price. The remaining third of the market-based options, which we refer to as “extraordinary performance” grants, generally begins to vest if the stock price is at least triple the exercise price, as long as the stock price realizes a compounded annual gain of at least 25% over the exercise price. Market-based options vest in three or four year installments with the first installment vesting upon the achievement of the criteria and the remaining installments vesting thereafter in equal annual installments. Market-based options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service or in the final three years of the option term, in which case vesting will generally continue in accordance with the provisions of the award agreement. A total of 600 thousand market-based options were outstanding as of June 30, 2019.
Performance-Based Options. These option grants generally begin to vest upon the achievement of certain specific financial measures. Generally, the options begin vesting if the performance criteria are achieved; one-fourth vests on each anniversary of the grant date. For certain other financial measures, options cliff-vest upon the achievement of the specific performance during the period from 2019 through 2021. The award of performance-based options is adjusted based on the level of achievement specified in the award agreements. If the performance criteria achieved is above threshold performance levels, participants have the opportunity to vest in 50% to 200% of the option grants, depending upon performance achieved. If the performance criteria achieved is below a certain threshold, the options are canceled. The options expire on the earlier of ten years after the date of grant or following termination of service. There were 503 thousand performance-based options outstanding as of June 30, 2019.
There were no stock option grants during the six months ended June 30, 2019. Outstanding stock options increased by 228 thousand in February 2019 in connection with the determination of the level of achievement for certain performance-based options granted in 2018. During the six months ended June 30, 2018, 272 thousand stock options (at a weighted average exercise price of $25.06 per share) were granted.

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

The fair values of the service-based options and performance-based options are determined using the Black-Scholes option pricing model and the fair values of the market-based options were determined using a lattice (binomial) model. The following assumptions were used to determine the fair values as of the grant date:

Six months ended June 30, 2018
	Black-Scholes	Binomial

Risk-free interest rate (%)	2.66 – 2.98	1.64 – 2.83
Expected stock price volatility (%)	70.31 – 71.86	71.81 – 71.86
Expected dividend yield	—	—
Expected option life (in years)	6.00 – 6.25	2.56 – 4.32
Fair value	$16.17 – $19.06	$14.67 – $18.28
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
The following table summarizes the weighted average grant date fair value of stock options granted per share, the total intrinsic value of stock options exercised and the grant date fair value of stock options that vested during the periods presented:

	Six months ended June 30,
(in thousands, except per share amounts)	2019	2018

Weighted average grant date fair value of stock options granted per share	$—	$16.27
Intrinsic value of options exercised	34	4,393
Grant date fair value of stock options that vested	2,752	1,334
The following table summarizes the activity related to our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding as of December 31, 2018	1,440,566	$30.78	5.04	$945
Performance criteria achieved	227,849	24.98
Exercised	(12,500)	18.79
Forfeited	(93,210)	46.27

Outstanding as of June 30, 2019	1,562,705	29.11	4.93	172

Exercisable as of June 30, 2019	990,130	26.51	3.30	166
Other Share-Based Awards
The Company’s other share-based and similar types of awards are composed of restricted shares and, beginning in 2018, restricted share units. The restricted shares and restricted share units are composed of a combination of service-based awards and performance-based awards.
Service-Based Awards. These awards generally vest over two to four year periods with (a) vesting in equal annual installments, or (b) vesting of all of the restricted shares and restricted share units at the end of the vesting period. In addition, certain awards begin to vest after two years of service. A total of 546 thousand service-based awards were outstanding as of June 30, 2019.
Performance-Based Awards. These awards generally begin to vest upon the achievement of certain specific financial measures. Generally, the awards begin vesting if the performance criteria are achieved; one-third vests on each anniversary of the grant date or cliff-vest on the third anniversary of the grant date. The number of performance-based restricted shares and restricted share units that may vest will be based on the level of achievement, as specified in the award agreements. If the performance criteria achieved is above certain financial performance levels and Altisource’s share performance is above certain established

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

criteria, participants have the opportunity to vest in up to 225% of the restricted share unit award for certain awards, depending on performance achieved. If the performance criteria achieved is below a certain threshold, the award is canceled. A total of 150 thousand performance-based awards were outstanding as of June 30, 2019.
The Company granted 393 thousand restricted share units (at a weighted average grant date fair value of $24.86 per share) during the six months ended June 30, 2019.
The following table summarizes the activity related to our restricted shares and restricted share units:

Number of restricted shares and restricted share units

Outstanding as of December 31, 2018	485,806
Granted	392,579
Issued	(96,432)
Forfeited/canceled	(85,793)

Outstanding as of June 30, 2019	696,160
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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018

Service revenue	$190,520	$208,861	$355,519	$397,627
Reimbursable expenses	4,775	9,008	9,271	17,155
Non-controlling interests	1,240	687	1,680	1,212

Total	$196,535	$218,556	$366,470	$415,994
Disaggregation of Revenue
Disaggregation of total revenues by major source is as follows:

(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Three months ended June 30, 2019	$178,949	$12,811	$4,775	$196,535
Three months ended June 30, 2018	187,206	22,342	9,008	218,556

Six months ended June 30, 2019	326,704	30,495	9,271	366,470
Six months ended June 30, 2018	354,162	44,677	17,155	415,994
Contract Balances
Our contract assets consist of unbilled accounts receivable (see Note 5). Our contract liabilities consist of current deferred revenue as reported on the accompanying condensed consolidated balance sheets and non-current deferred revenue (see Note 13). Revenue

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

recognized that was included in the contract liability at the beginning of the period, including amounts added to the contract liability as part of the cumulative effect of adopting Topic 606, was $8.6 million and $11.3 million for the six months ended June 30, 2019 and 2018, respectively ($3.7 million and $5.4 million for the second quarter of 2019 and 2018, respectively).
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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018

Compensation and benefits	$36,806	$54,769	$78,174	$109,635
Outside fees and services	58,588	68,879	121,169	133,977
Cost of real estate sold	40,276	13,320	42,370	16,499
Technology and telecommunications	8,317	10,852	16,826	20,303
Reimbursable expenses	4,775	9,008	9,271	17,155
Depreciation and amortization	3,879	6,378	8,935	12,831

Total	$152,641	$163,206	$276,745	$310,400
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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018

Compensation and benefits	$15,238	$12,197	$26,591	$25,766
Amortization of intangible assets	3,544	7,544	12,191	14,691
Occupancy related costs	3,871	7,189	7,779	15,623
Marketing costs	2,989	3,978	5,921	7,585
Professional services	3,320	4,328	8,796	7,554
Depreciation and amortization	4,067	1,950	8,380	4,218
Other	2,822	5,738	7,433	10,611

Total	$35,851	$42,924	$77,091	$86,048
NOTE 19 — OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018

Loss on debt refinancing	$—	$(4,434)	$—	$(4,434)
Interest income	116	100	267	231
Other, net	412	473	635	1,614

Total	$528	$(3,861)	$902	$(2,589)

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 20 — INCOME TAXES
We recognized an income tax (provision) benefit of $(15.3) million and $0.5 million for the six months ended June 30, 2019 and 2018, respectively ($(16.5) million and $(0.8) million the second quarter of 2019 and 2018, respectively). The effective income tax rate increased to 192.5% for the six months ended June 30, 2019 from 28.9% for the six months ended June 30, 2018 (increased to 138.7% for the second quarter of 2019 from 26.6% for the second quarter of 2018). The increases in the income tax provision for the six months ended June 30, 2019 and second quarter of 2019 were primarily from a $12.3 million reduction in Luxembourg deferred tax assets in connection with a decrease in the Luxembourg statutory income tax rate from 26.0% to 24.9% in the second quarter of 2019 and a $0.9 million increase in foreign income taxes in connection with an internal legal entity reorganization in advance of the sale of the Financial Services Business (see Note 3). Excluding these two items, the effective tax rate would have been 25.9% for the six months ended June 30, 2019 and 27.6% for the second quarter of 2019.

NOTE 21 — EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities using the treasury stock method.
Basic and diluted EPS are calculated as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018

Net (loss) income attributable to Altisource	$(5,844)	$1,568	$(9,028)	$(2,564)

Weighted average common shares outstanding, basic	16,214	17,142	16,253	17,260
Dilutive effect of stock options, restricted shares and restricted share units	—	411	—	—

Weighted average common shares outstanding, diluted	16,214	17,553	16,253	17,260

(Loss) earnings per share:
Basic	$(0.36)	$0.09	$(0.56)	$(0.15)
Diluted	$(0.36)	$0.09	$(0.56)	$(0.15)
For the six months ended June 30, 2019 and 2018, 1.5 million and 1.3 million, respectively (1.5 million and 0.8 million for the second quarter of 2019 and 2018, respectively), stock options, restricted shares and restricted share units were excluded from the computation of EPS, as a result of the following:

•
For the six months ended June 30, 2019 and 2018, 0.4 million and 0.3 million, respectively (0.5 million and 0.3 million for the second quarter of 2019 and 2018, respectively), stock options were anti-dilutive and have been excluded from the computation of diluted EPS because their exercise price was greater than the average market price of our common stock

•
For the six months ended June 30, 2019 and 2018, 0.8 million and 0.5 million, respectively (0.8 million and 0.5 million for the second quarter of 2019 and 2018, respectively), stock options, restricted shares and restricted share units, which begin to vest upon the achievement of certain market criteria related to our common stock price, performance criteria and an annualized rate of return to shareholders that have not yet been met, and have been excluded from the computation of diluted EPS

•
As a result of the net loss attributable to Altisource for the six months ended June 30, 2019 and 2018, 0.3 million and 0.5 million, respectively (0.3 million for the second quarter of 2019), stock options, restricted shares and restricted share units were excluded from the computation of diluted EPS, as their impacts were anti-dilutive

NOTE 22 — RESTRUCTURING CHARGES
In August 2018, Altisource initiated Project Catalyst, a project intended to optimize our operations and reduce costs to better align our cost structure with our anticipated revenues and improve our operating margins. During the three and six months ended June 30, 2019, we incurred $1.9 million and $6.3 million, respectively, of severance costs, professional services fees and technology costs related to the reorganization plan (no comparative amounts for the three and six months ended June 30, 2018). We expect

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

to incur additional severance costs, professional services fees, technology costs and facility consolidation costs in connection with this internal reorganization, automation and other technology related activities and will expense those costs as incurred. Based on our analysis, we currently anticipate the future costs relating to Project Catalyst to be in the range of approximately $12 million to $15 million.
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
Sales Taxes
On June 21, 2018, the United States Supreme Court rendered a 5-4 majority decision in South Dakota v. Wayfair, Inc., holding that a state may require a remote seller with no physical presence in the state to collect and remit sales tax on goods and services provided to purchasers in the state, overturning certain existing court precedent. During the six months ended June 30, 2019, the Company completed the analysis of its services for potential exposure to sales tax in various jurisdictions in the United States. The Company recognized a $2.1 million loss for the six months ended June 30, 2019 (no comparative amounts for the six months ended June 30, 2018 and the second quarters of 2019 and 2018) in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss). The Company began invoicing, collecting and remitting sales tax in applicable jurisdictions in 2019. The Company is also in the process of seeking reimbursement for sales tax payments from clients; however, there can be no assurance that the Company will be successful in collecting some or all of such reimbursements. Future changes in our estimated sales tax exposure could result in a material adjustment to our condensed consolidated financial statements, which would impact our financial condition and results of operations.
Ocwen Related Matters
As discussed in Note 2, during the three and six months ended June 30, 2019, Ocwen was our largest customer, accounting for 51% of our total revenue (44% of our revenue for the second quarter of 2019). Additionally, 6% of our revenue for the six months ended June 30, 2019 (5% of our revenue for the second quarter of 2019) was earned on the loan portfolios serviced by Ocwen, when a party other than Ocwen or the MSR owner selected Altisource as the service provider.
Ocwen has disclosed that it is subject to a number of ongoing federal and state regulatory examinations, cease and desist orders, consent orders, inquiries, subpoenas, civil investigative demands, requests for information and other actions and is subject to pending legal proceedings, some of which include claims against Ocwen for substantial monetary damages (collectively, “Ocwen Regulatory Matters”). For example, on May 15, 2017, Ocwen disclosed that on April 20, 2017, the Consumer Financial Protection Bureau and the State of Florida filed separate complaints in the United States District Court for the Southern District of Florida against Ocwen alleging violations of Federal consumer financial law and, in the case of Florida, Florida statutes. Ocwen disclosed that the complaints seek to obtain permanent injunctive relief, consumer redress, refunds, restitution, disgorgement, damages, civil penalties, costs and fees and other relief. The foregoing or other matters could result in, and in some cases, have resulted in, adverse regulatory or other actions against Ocwen. Previous regulatory actions against Ocwen resulted in subjecting Ocwen to independent oversight of its operations and placing certain restrictions on its ability to acquire servicing rights.
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

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Ocwen has disclosed that NRZ is its largest client. As of March 31, 2019, NRZ owned MSRs or rights to MSRs relating to approximately 50% of loans serviced and subserviced by Ocwen (measured in UPB). In July 2017 and January 2018, Ocwen and NRZ entered into a series of agreements pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer from Ocwen to NRZ of Ocwen’s legal title to the Subject MSRs and under which Ocwen will subservice mortgage loans underlying the Subject MSRs for an initial term of five years. NRZ can terminate its sub-servicing agreement with Ocwen in exchange for the payment of a termination fee.
The existence or outcome of the Ocwen Regulatory Matters or the termination of the NRZ sub-servicing agreement with Ocwen may have significant adverse effects on Ocwen’s business and/or our continuing relationship with Ocwen. For example, Ocwen may be required to alter the way it conducts business, including the parties it contracts with for services, it may be required to seek changes to its existing pricing structure with us, it may lose its non-government-sponsored enterprise (“GSE”) servicing rights or subservicing arrangements or may lose one or more of its state servicing or origination licenses. Additional regulatory actions or adverse financial developments may impose additional restrictions on or require changes in Ocwen’s business that could require it to sell assets or change its business operations. Any or all of these effects and others could result in our eventual loss of Ocwen as a customer or a reduction in the number and/or volume of services they purchase from us or the loss of other customers.
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
Leases
We lease certain premises and equipment, primarily consisting of office space and information technology equipment. Effective January 1, 2019, we adopted the provisions of Topic 842, resulting in recognition of $42.1 million of right-to-use assets in premises and equipment, net and $45.5 million of lease obligation liabilities (see Note 1). Certain of our leases include options to renew at our discretion or terminate leases early, and these options are considered in our determination of the expected lease term. Certain of our lease agreements include rental payments adjusted periodically for inflation. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. We sublease certain office space to third parties. Sublease income was $0.8 million and $0.9 million for the six months ended June 30, 2019 and 2018, respectively ($0.5 million and $0.4 million for the second quarter of 2019 and 2018, respectively). The depreciable lives of right-to-use assets are generally limited by the expected lease term. Our leases generally have expected lease terms at adoption of one to six years.

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Information about our lease terms and our discount rate assumption is as follows:

As of June 30, 2019

Weighted average remaining lease term (in years)	3.52
Weighted average discount rate	7.08%
Our lease activity during the period is as follows:

(in thousands)	Three months ended June 30, 2019	Six months ended June 30, 2019

Operating lease costs:
Selling, general and administrative expense	$2,385	$5,265
Cost of revenue	670	1,528

Cash used in operating activities for amounts included in the measurement of lease liabilities	3,720	8,457
Short-term (less than one year) lease costs	1,152	2,309
Maturities of our lease liabilities as of June 30, 2019 are as follows:

(in thousands)	Operating lease liabilities

2019	$6,933
2020	11,589
2021	7,863
2022	4,762
2023	3,339
Thereafter	1,338
Total lease payments	35,824
Less interest	(4,219)

Present value of lease liabilities	$31,605
Escrow and Trust Balances
We hold customers’ assets in escrow and trust accounts at various financial institutions pending completion of certain real estate activities. We also hold cash in trust accounts at various financial institutions where contractual obligations mandate maintaining dedicated bank accounts for our asset recovery management business’s collections. These amounts are held in escrow and trust accounts for limited periods of time and are not included in the accompanying condensed consolidated balance sheets. Amounts held in escrow and trust accounts were $21.6 million and $23.6 million as of June 30, 2019 and December 31, 2018, respectively.
NOTE 24 — SUBSEQUENT EVENT
Sale of Financial Services Business
On July 1, 2019, the Company closed the sale of the Financial Services Business to TSI for an aggregate purchase price of $44.0 million. At closing, Altisource received a $40.0 million up-front payment less adjustments for working capital and transaction costs. Pursuant to the terms of the sale agreement, Altisource will receive an additional $4.0 million payment on the one-year anniversary of the closing. In connection with the transaction, the parties have entered into a transition services agreement to provide for the management and orderly transition of certain services and technologies to TSI for periods ranging from 2 months to 13 months. On July 17, 2019, Altisource used $37.0 million of the net up-front payment to repay a portion of its senior secured term loan.

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
Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the risks discussed in the Risk Factors section of our Form 10-K for the year ended December 31, 2018 including:

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

•	our ability to execute on our strategic businesses;

•	our ability to retain our existing customers, expand relationships and attract new customers;

•	our ability to comply with governmental regulations and policies and any changes in such regulations and policies;

•	the level of loan delinquencies and charge-offs;

•	the level of origination volume;

•	technology incidents, data breaches and cybersecurity risks; and

•	significant changes in tax regulations and interpretations in the countries, states and local jurisdictions in which we operate.
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
Effective January 1, 2019, the Company reorganized its internal reporting structure in connection with Project Catalyst, a project initiated in August 2018 to optimize our operations and reduce costs to better align our cost structure with our anticipated revenues and improve our operating margins. The internal reorganization included, among other changes, the replacement of segment presidents with a chief operating officer, who is responsible for products, services and operations for the Company’s Mortgage Market and Real Estate Market businesses, reporting to our Chairman and Chief Executive Officer (our chief operating decision maker) who manages our businesses, regularly reviews operating results and profitability, allocates resources and evaluates performance on a consolidated basis. Prior to January 1, 2019, the Company reported our operations through two reportable segments: Mortgage Market and Real Estate Market. In addition, we reported Other Businesses, Corporate and Eliminations separately. The prior year presentation has been reclassified to conform to the current year presentation.
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

Marketplace

•	Hubzu® online real estate auction platform, real estate auction, real estate brokerage and asset management

•	Equator®, a SaaS based technology to manage real estate owned (“REO”), short sales, foreclosure, bankruptcy and eviction processes
Mortgage and Real Estate Solutions

•	Mortgage origination loan fulfillment, certification and certification insurance services and technologies

•	Title insurance (as an agent), settlement and valuation services

•	Residential and commercial construction inspection and risk mitigation services

•	Management of the Best Partners Mortgage Cooperative, Inc., doing business as Lenders One® (“Lenders One”), mortgage banking cooperative

•	Foreclosure trustee services
Earlier Stage Businesses

•	Owners.com® technology-enabled real estate brokerage and provider of related mortgage brokerage and title services

•	Pointillist® customer journey analytics platform
Other

•	Financial Services business, including post-charge-off consumer debt and mortgage charge-off collection services and customer relationship management services (sold on July 1, 2019)

•	Buy-Renovate-Lease-Sell (“BRS”) short-term investments in real estate (this business is being discontinued in 2019)

•	Residential and commercial loan servicing technologies, loan origination system, document management platform and information technology infrastructure management services
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
We also provide services to loan originators (or other similar mortgage market participants) in originating, buying and selling residential mortgages. We provide a suite of services and technologies to meet the evolving and growing needs of lenders, mortgage purchasers and securitizers. We are focused on attempting to grow referrals from our existing customer base and attract new customers to our offerings. We have a customer base that includes Lenders One cooperative mortgage bankers and mid-size and larger bank and non-bank loan originators. We believe our suite of services and technologies positions us to grow our relationships with our existing customer base by providing additional products, services and solutions to these customers. Further, we believe we are well positioned to attract new customers as prospects consolidate to larger, full-service providers and outsource services that have historically been performed in-house.
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
Share Repurchase Program
On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. As of June 30, 2019, approximately 3.1 million shares of common stock remain available for repurchase under the program. We purchased 0.3 million shares of common stock at an average price of $21.89 per share during the six months ended June 30, 2019 and 0.8 million shares at an average price of $27.39 per share during the six months ended June 30, 2018 (0.3 million shares at an average price of $21.89 per share for the second quarter of 2019 and 0.4 million shares at an average price of $27.14 per share for the second quarter of 2018). Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of June 30, 2019, we can repurchase up to approximately $105 million of our common stock under Luxembourg law. Our Credit Agreement also limits the amount we can spend on share repurchases, which was approximately $467 million as of June 30, 2019, and may prevent repurchases in certain circumstances.
Ocwen Related Matters
During the three and six months ended June 30, 2019, Ocwen was our largest customer, accounting for 51% of our total revenue for the six months ended June 30, 2019 (44% of our revenue for the second quarter of 2019). Additionally, 6% of our revenue for the six months ended June 30, 2019 (5% of our revenue for the second quarter of 2019) was earned on the loan portfolios serviced by Ocwen, when a party other than Ocwen or the mortgage servicing rights (“MSRs”) owner selected Altisource as the service provider.
Ocwen has disclosed that it is subject to a number of ongoing federal and state regulatory examinations, cease and desist orders, consent orders, inquiries, subpoenas, civil investigative demands, requests for information and other actions and is subject to pending legal proceedings, some of which include claims against Ocwen for substantial monetary damages (collectively, “Ocwen Regulatory Matters”). For example, on May 15, 2017, Ocwen disclosed that on April 20, 2017, the Consumer Financial Protection Bureau and the State of Florida filed separate complaints in the United States District Court for the Southern District of Florida against Ocwen alleging violations of Federal consumer financial law and, in the case of Florida, Florida statutes. Ocwen disclosed that the complaints seek to obtain permanent injunctive relief, consumer redress, refunds, restitution, disgorgement, damages, civil penalties, costs and fees and other relief. The foregoing or other matters could result in, and in some cases, have resulted in, adverse regulatory or other actions against Ocwen. Previous regulatory actions against Ocwen resulted in subjecting Ocwen to independent oversight of its operations and placing certain restrictions on its ability to acquire servicing rights.

In addition to the above, Ocwen may become subject to future federal and state regulatory investigations, cease and desist orders, consent orders, inquiries, subpoenas, civil investigative demands, requests for information, other matters or legal proceedings, any of which could also result in adverse regulatory or other actions against Ocwen.
Ocwen has disclosed that NRZ is its largest client. As of March 31, 2019, NRZ owned MSRs or rights to MSRs relating to approximately 50% of loans serviced and subserviced by Ocwen (measured in unpaid principal balances). In July 2017 and January 2018, Ocwen and NRZ entered into a series of agreements pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer from Ocwen to NRZ of Ocwen’s legal title to certain of its MSRs (the “Subject MSRs”) and under which Ocwen will subservice mortgage loans underlying the MSRs for an initial term of five years. NRZ can terminate its sub-servicing agreement with Ocwen in exchange for the payment of a termination fee.
The existence or outcome of the Ocwen Regulatory Matters or the termination of the NRZ sub-servicing agreement with Ocwen may have significant adverse effects on Ocwen’s business and/or our continuing relationship with Ocwen. For example, Ocwen may be required to alter the way it conducts business, including the parties it contracts with for services, it may be required to seek changes to its existing pricing structure with us, it may lose its non-GSE servicing rights or subservicing arrangements or may lose one or more of its state servicing or origination licenses. Additional regulatory actions or adverse financial developments may impose additional restrictions on or require changes in Ocwen’s business that could require it to sell assets or change its business operations. Any or all of these effects and others could result in our eventual loss of Ocwen as a customer or a reduction in the number and/or volume of services they purchase from us or the loss of other customers.
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
Factors Affecting Comparability
The following items may impact the comparability of our results:

•
On March 28, 2019, Altisource entered into a definitive agreement to sell its Financial Services business, consisting of post-charge-off consumer debt and mortgage charge-off collection services and customer relationship management services (the “Financial Services Business”) to Transworld Systems Inc. (“TSI”) for $44.0 million consisting of an up-front payment of $40.0 million, subject to a working capital adjustment and transaction costs upon closing of the sale, and an additional $4.0 million payment on the one year anniversary of the sale closing. As a result, the Company has reclassified the assets and liabilities of the Financial Services Business to assets held for sale and liabilities held for sale on the accompanying condensed consolidated balance sheet as of June 30, 2019. The sale of the Financial Services Business to TSI closed on July 1, 2019. The Company currently expects to recognize a pretax gain of approximately $18 million from the sale of the Financial Services Business in the third quarter of 2019. In connection with the transaction, the parties also entered into a transition services agreement to provide for the management and orderly transition of certain services and technologies to TSI for periods ranging from 2 months to 13 months. On July 17, 2019, Altisource used $37 million of the net up-front payment to repay a portion of its senior secured term loan.

•
On June 28, 2019, the Company sold the majority of its short-term investments in real estate (“BRS Inventory”) to Lafayette Real Estate for $38.9 million. Following this and previous sales, only two homes with a value of $0.4 million remain to be sold. In connection with the sale of the majority of the BRS Inventory, the Company incurred a $1.8 million loss including closing costs.

•
In May 2019, the Company began selling its investment in Front Yard Residential Corporation (“RESI”) common stock. During the three and six months ended June 30, 2019, the Company sold 0.6 million shares for net proceeds of approximately $6.5 million. As required by the senior secured term loan agreement, the Company is using the net proceeds to repay a portion of its senior secured term loan.

•
During the six months ended June 30, 2019 and 2018, the Company recognized an unrealized gain (loss) of $14.0 million and $(6.0) million, respectively ($11.8 million and $1.5 million for the second quarter of 2019 and 2018, respectively) on its investment in RESI common shares in other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive income (loss) from a change in the market value of RESI common shares.

•
Effective January 1, 2019, the Company implemented a new accounting standard on leases which required the recognition of operating leases by companies as lease obligation liabilities on their balance sheets and also required the recognition of right-of-use assets. This resulted in higher depreciation and amortization expense and interest expense and lower occupancy related costs (see Notes 1 and 23 to the condensed consolidated financial statements for additional information regarding this accounting change). Adoption of this new standard resulted in the recognition of $42.1 million of right-to-use assets in premises and equipment, net, $45.5 million of lease obligation liabilities ($16.7 million in other current liabilities and $28.8 million in other non-current liabilities) and reduced accrued rent and lease incentives of $3.4 million in accounts payable and accrued liabilities and other non-current liabilities on the accompanying condensed consolidated balance sheets. Consequently, occupancy related costs were lower by $8.2 million for the six months ended June 30, 2019 and depreciation and amortization expense and interest expense increased by $6.8 million and $1.5 million, respectively (for the second quarter of 2019, occupancy related costs were lower by $3.9 million and depreciation and amortization expense and interest expense increased by $3.1 million and $0.7 million, respectively).

•
In August 2018, Altisource initiated Project Catalyst, a project intended to optimize its operations and reduce costs to better align its cost structure with its anticipated revenues and improve its operating margins. During the three and six months ended June 30, 2019, Altisource incurred $1.9 million and $6.3 million, respectively, of severance costs, professional services fees and technology costs related to the reorganization plan (no comparative amount for the three and six months ended June 30, 2018). Altisource expects to incur additional severance costs, professional services fees, technology costs and facility consolidation costs in connection with this internal reorganization, automation and other technology related activities and will expense those costs as incurred. Based on the Company’s analysis, it currently anticipates the future costs relating to Project Catalyst to be in the range of approximately $12 million to $15 million.

•
On June 21, 2018, the United States Supreme Court rendered a 5-4 majority decision in South Dakota v. Wayfair, Inc., holding that a state may require a remote seller with no physical presence in the state to collect and remit sales tax on goods and services provided to purchasers in the state, overturning certain existing court precedent. During the three months ended March 31, 2019, the Company completed the analysis of its services for potential exposure to sales tax in various jurisdictions in the United States. The Company recognized a $2.1 million loss for the six months ended June 30, 2019 (no comparative amounts for the six months ended June 30, 2018 and the second quarters of 2019 and 2018) in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss). The Company began invoicing, collecting and remitting sales tax in applicable jurisdictions in 2019. The Company is also in the process of seeking reimbursement for sales tax payments from clients; however, there can be no assurance that the Company will be successful in collecting some or all of such reimbursements. Future changes in our estimated sales tax exposure could result in a material adjustment to our condensed consolidated financial statements which would impact our financial condition and results of operations.

•
On April 3, 2018, Altisource and its wholly-owned subsidiary, Altisource S.à r.l. entered into a credit agreement (the “Credit Agreement”) with Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, and certain lenders, pursuant to which, among other things, Altisource borrowed $412.0 million in the form of Term B Loans. Proceeds from the Term B Loans were used to repay the Company’s prior senior secured term loan. In connection with the refinancing, we recognized a loss of $4.4 million from the write-off of unamortized debt issuance costs and debt discount for the six months ended June 30, 2018 and second quarter of 2018 (no comparative amounts for the six months ended June 30, 2019 and the second quarter 2019).

•
The effective income tax rate increased to 192.5% for the six months ended June 30, 2019 from 28.9% for the six months ended June 30, 2018 (increased to 138.7% for the second quarter of 2019 from 26.6% for the second quarter of 2018). The effective income tax rate increases for the six months ended June 30, 2019 and second quarter of 2019 were primarily from a $12.3 million reduction in Luxembourg deferred tax assets in connection with a decrease in the Luxembourg statutory income tax rate from 26.0% to 24.9% in the second quarter of 2019 and a $0.9 million increase in foreign income taxes in connection with an internal legal entity reorganization in advance of the sale of the Financial Services Business. Excluding these two items, the effective tax rate would have been 25.9% for the six months ended June 30, 2019 and 27.6% for the second quarter of 2019.

RESULTS OF OPERATIONS
Summary Results
The following is a discussion of our results of operations for the periods indicated.
The following table sets forth information regarding our consolidated results of operations:

	Three months ended June 30,			Six months ended June 30,
(in thousands, except per share data)	2019	2018	% Increase (decrease)	2019	2018	% Increase (decrease)

Service revenue	$190,520	$208,861	(9)	$355,519	$397,627	(11)
Reimbursable expenses	4,775	9,008	(47)	9,271	17,155	(46)
Non-controlling interests	1,240	687	80	1,680	1,212	39
Total revenue	196,535	218,556	(10)	366,470	415,994	(12)
Cost of revenue	152,641	163,206	(6)	276,745	310,400	(11)
Gross profit	43,894	55,350	(21)	89,725	105,594	(15)
Operating expenses:
Selling, general and administrative expenses	35,851	42,924	(16)	77,091	86,048	(10)
Restructuring charges	1,899	—	N/M	6,319	—	N/M
Income from operations	6,144	12,426	(51)	6,315	19,546	(68)
Other income (expense), net
Interest expense	(6,550)	(7,027)	(7)	(13,299)	(12,890)	3
Unrealized gain (loss) on investment in equity securities	11,787	1,533	N/M	14,025	(5,968)	335
Other income (expense), net	528	(3,861)	114	902	(2,589)	135
Total other income (expense), net	5,765	(9,355)	162	1,628	(21,447)	108

Income (loss) before income taxes and non-controlling interests	11,909	3,071	288	7,943	(1,901)	N/M
Income tax (provision) benefit	(16,513)	(816)	N/M	(15,291)	549	N/M

Net (loss) income	(4,604)	2,255	(304)	(7,348)	(1,352)	N/M
Net income attributable to non-controlling interests	(1,240)	(687)	80	(1,680)	(1,212)	39

Net (loss) income attributable to Altisource	$(5,844)	$1,568	N/M	$(9,028)	$(2,564)	(252)

Margins:
Gross profit/service revenue	23%	27%		25%	27%
Income from operations/service revenue	3%	6%		2%	5%

(Loss) earnings per share:
Basic	$(0.36)	$0.09	N/M	$(0.56)	$(0.15)	(273)
Diluted	$(0.36)	$0.09	N/M	$(0.56)	$(0.15)	(273)

Weighted average shares outstanding:
Basic	16,214	17,142	(5)	16,253	17,260	(6)
Diluted	16,214	17,553	(8)	16,253	17,260	(6)
N/M — not meaningful.

Revenue
Revenue by line of business was as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2019	2018	% Increase (decrease)	2019	2018	% Increase (decrease)

Service revenue:
Field Services	$64,388	$73,062	(12)	$134,482	$140,308	(4)
Marketplace	32,603	52,205	(38)	69,570	102,456	(32)
Mortgage and Real Estate Solutions	26,940	32,681	(18)	53,353	64,611	(17)
Earlier Stage Businesses	2,544	2,359	8	4,411	3,837	15
Other	64,045	48,554	32	93,703	86,415	8
Total service revenue	190,520	208,861	(9)	355,519	397,627	(11)

Reimbursable expenses:
Field Services	2,478	6,526	(62)	5,074	12,203	(58)
Marketplace	1,544	1,149	34	2,235	2,295	(3)
Mortgage and Real Estate Solutions	736	1,325	(44)	1,772	2,635	(33)
Other	17	8	113	190	22	N/M
Total reimbursable expenses	4,775	9,008	(47)	9,271	17,155	(46)

Non-controlling interests:
Mortgage and Real Estate Solutions	1,240	687	80	1,680	1,212	39

Total revenue	$196,535	$218,556	(10)	$366,470	$415,994	(12)
N/M — not meaningful.
We recognized service revenue of $355.5 million for the six months ended June 30, 2019, an 11% decrease compared to the six months ended June 30, 2018 ($190.5 million for the second quarter of 2019, a 9% decrease compared to the second quarter of 2018). Field Services, Marketplace and Mortgage and Real Estate Solutions were negatively impacted during these periods by the reduction in the size of Ocwen’s portfolio and number of delinquent loans, RESI’s smaller portfolio of non-performing loans and REO, as RESI continued to sell off its portfolio and focus on directly acquiring, renovating and managing rental homes, and higher brokerage commission earned from the NRZ portfolio during the three and six months ended June 30, 2018 related to REO properties that transferred to NRZ from Ocwen that were already listed on Hubzu. This transitional service revenue for these transferred properties ended in 2018. In addition, during the second quarter of 2019, we believe foreclosure holds and other temporary effects of Ocwen’s transition to another mortgage servicing software platform negatively impacted referral volume and service revenue. These decreases in service revenue were partially offset by net service revenue growth in Other and service revenue growth from Earlier Stage Businesses. The service revenue increase in Other was from the sale of the majority of the BRS Inventory to Lafayette Real Estate for $38.9 million in the second quarter of 2019, partially offset by lower rental property management and construction management service revenue from RESI as we exited these businesses in 2018. Service revenue growth in the Earlier Stage Businesses was driven by increases in transaction volumes at Owners.com and customer wins at Pointillist.
We recognized reimbursable expense revenue of $9.3 million for the six months ended June 30, 2019, a 46% decrease compared to the six months ended June 30, 2018 ($4.8 million for the second quarter of 2019, a 47% decrease compared to the second quarter of 2018). The decreases in reimbursable expense revenue were primarily for the reasons discussed in service revenue above.
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

Cost of revenue consisted of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2019	2018	% Increase (decrease)	2019	2018	% Increase (decrease)

Compensation and benefits	$36,806	$54,769	(33)	$78,174	$109,635	(29)
Outside fees and services	58,588	68,879	(15)	121,169	133,977	(10)
Cost of real estate sold	40,276	13,320	202	42,370	16,499	157
Technology and telecommunications	8,317	10,852	(23)	16,826	20,303	(17)
Reimbursable expenses	4,775	9,008	(47)	9,271	17,155	(46)
Depreciation and amortization	3,879	6,378	(39)	8,935	12,831	(30)

Cost of revenue	$152,641	$163,206	(6)	$276,745	$310,400	(11)
We recognized cost of revenue of $276.7 million for the six months ended June 30, 2019, an 11% decrease compared to the six months ended June 30, 2018 ($152.6 million for the second quarter of 2019, a 6% decrease compared to the second quarter of 2018). The decreases were primarily driven by cost reduction initiatives and benefits of Project Catalyst and lower outside fees and services from the reduction in the size of Ocwen’s portfolio, as discussed in the revenue section above. The decline in compensation and benefits in certain of our businesses also resulted from lowering headcount consistent with the revenue decline from the Ocwen and RESI portfolios and the transfer of employees to selling, general and administrative functions in connection with the Project Catalyst reorganization. In addition, depreciation and amortization expense decreased, primarily as a result of the completion of the depreciation period of certain premises and equipment during the second quarter of 2019. The increase in cost of real estate sold is primarily due to the sale of the majority of the BRS Inventory in the second quarter of 2019, as discussed in the revenue section above. The decrease in reimbursable expenses was consistent with the decrease in reimbursable expense revenue discussed in the revenue section above.
Gross profit decreased to $89.7 million, representing 25% of service revenue, for the six months ended June 30, 2019 compared to $105.6 million, representing 27% of service revenue, for the six months ended June 30, 2018 (decreased to $43.9 million, representing 23% of service revenue, for the second quarter of 2019 compared to $55.4 million, representing 27% of service revenue, for the second quarter of 2018). Gross profit as a percentage of service revenue for the three and six months ended June 30, 2019 decreased compared to the three and six months ended June 30, 2018, primarily due to revenue mix with higher revenue from the sale of the majority of the BRS Inventory in the second quarter of 2019 and incurred a $1.8 million loss including closing costs and lower revenue from other higher margin businesses. These decreases were partially offset by our Project Catalyst cost reduction initiatives.
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
SG&A expenses consisted of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2019	2018	% Increase (decrease)	2019	2018	% Increase (decrease)

Compensation and benefits	$15,238	$12,197	25	$26,591	$25,766	3
Amortization of intangible assets	3,544	7,544	(53)	12,191	14,691	(17)
Occupancy related costs	3,871	7,189	(46)	7,779	15,623	(50)
Marketing costs	2,989	3,978	(25)	5,921	7,585	(22)
Professional services	3,320	4,328	(23)	8,796	7,554	16
Depreciation and amortization	4,067	1,950	109	8,380	4,218	99
Other	2,822	5,738	(51)	7,433	10,611	(30)

Selling, general and administrative expenses	$35,851	$42,924	(16)	$77,091	$86,048	(10)

SG&A for the six months ended June 30, 2019 of $77.1 million decreased by 10% compared to the six months ended June 30, 2018 ($35.9 million for the second quarter of 2019, a 16% decrease compared to the second quarter of 2018). The decreases were primarily driven by lower occupancy related costs, amortization of intangible assets and Other expenses, partially offset by increases in depreciation and amortization expense and compensation and benefits. Occupancy related costs were lower and depreciation and amortization expense was higher primarily as a result of the January 1, 2019 implementation of a new accounting standard on operating leases. The new standard required the recognition of operating leases by companies as lease obligation liabilities on their balance sheets and also required the recognition of right-of-use assets, resulting in higher depreciation and amortization expense and interest expense and lower occupancy related costs. Consequently, depreciation and amortization expense related to the right-to-use assets increased for the three and six months ended June 30, 2019 (see Notes 1 and 23 to the condensed consolidated financial statements for additional information regarding this accounting change). The decreases in amortization of intangible assets were driven by lower revenue generated by the Homeward Residential, Inc. and Residential Capital, LLC portfolios (revenue-based amortization), consistent with the reduction in the size of Ocwen’s portfolio discussed in the revenue section above. In addition, as a result of reclassifying the Financial Services Business as assets held for sale as of March 28, 2019 (see Note 3 to the condensed consolidated financial statements for additional information), we no longer amortize the Financial Services Business’ intangible assets. Other expenses decreased primarily due to lower travel and entertainment costs driven by Project Catalyst cost reduction initiatives and lower bad debt expense as a result of improved collections. The increase in compensation and benefits was driven by the transfer of employees into selling, general and administrative functions from cost of revenue functions in connection with the Project Catalyst reorganization, as discussed in the cost of revenue section above, and higher share-based compensation expense.
Other Operating Expenses - Restructuring Charges
In August 2018, Altisource initiated Project Catalyst, a project intended to optimize our operations and reduce costs to better align our cost structure with our anticipated revenues and improve our operating margins. During the three and six months ended June 30, 2019, we incurred $1.9 million and $6.3 million, respectively, of severance costs, professional services fees and technology costs related to the reorganization plan. We expect to incur additional severance costs, professional services fees, technology costs and facility consolidation costs in connection with this internal reorganization, automation and other technology related activities and will expense those costs as incurred. Based on our analysis, we currently anticipate the future costs relating to Project Catalyst to be in the range of approximately $12 million to $15 million.
Income from Operations
Income from operations decreased to $6.3 million, representing 2% of service revenue, for the six months ended June 30, 2019, compared to $19.5 million, representing 5% of service revenue, for the six months ended June 30, 2018 (decreased to $6.1 million, representing 3% of service revenue, for the second quarter of 2019 compared to $12.4 million, representing 6% of service revenue, for the second quarter of 2018). Income from operations as a percentage of service revenue decreased in 2019 compared to 2018, as a result of lower gross margins, as discussed above, and from the restructuring costs incurred during 2019.
Other Income (Expense), net
Other income (expense), net principally includes interest expense, unrealized gain (loss) on our investment in RESI common shares and other non-operating gains and losses.
Other income (expense), net was $1.6 million for the six months ended June 30, 2019 compared to $(21.4) million for the six months ended June 30, 2018 ($5.8 million for the second quarter of 2019 and $(9.4) million the second quarter of 2018). The decreases in other expense were primarily driven by a $14.0 million unrealized gain on our investment in RESI common shares compared to a $(6.0) million loss in 2018. In addition, on April 3, 2018, Altisource and its wholly-owned subsidiary, Altisource S.à r.l. entered into the Credit Agreement, pursuant to which, among other things, Altisource borrowed $412.0 million in the form of Term B Loans. Proceeds from the Term B Loans were used to repay the Company’s prior senior secured term loan. In connection with the refinancing, we recognized a loss of $(4.4) million from the write-off of unamortized debt issuance costs and debt discount for the three and six months ended June 30, 2018 (no comparative amounts for the three and six months ended June 30, 2019).
Income Tax (Provision) Benefit
We recognized an income tax (provision) benefit of $(15.3) million and $0.5 million for the six months ended June 30, 2019 and 2018, respectively ($(16.5) million and $(0.8) million the second quarter of 2019 and 2018, respectively). The effective income tax rate increased to 192.5% for the six months ended June 30, 2019 from 28.9% for the six months ended June 30, 2018 (increased to 138.7% for the second quarter of 2019 from 26.6% for the second quarter of 2018). The increases in the income tax provision for the six months ended June 30, 2019 and second quarter of 2019 were primarily from a $12.3 million reduction in Luxembourg deferred tax assets in connection with a decrease in the Luxembourg statutory income tax rate from 26.0% to 24.9% in the second quarter of 2019 and a $0.9 million increase in foreign income taxes in connection with an internal legal entity reorganization in advance of the sale of the Financial Services Business. Excluding these two items, the effective tax rate would have been 25.9% for the six months ended June 30, 2019 and 27.6% for the second quarter of 2019.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary source of liquidity is cash flow from operations and cash on hand. We seek to deploy cash generated in a disciplined manner. Principally, we intend to use cash to develop and grow complementary services and businesses that we believe will generate attractive margins in line with our core capabilities and strategy. We use cash for repayments of our long-term debt, capital investments and seek to use cash from time to time to repurchase shares of our common stock. In addition, we consider and evaluate business acquisitions and dispositions from time to time that are aligned with our strategy.
Credit Agreement
On April 3, 2018, Altisource entered into the Credit Agreement pursuant to which Altisource borrowed $412.0 million in the form of Term B Loans and obtained a $15.0 million revolving credit facility. The Term B Loans mature in April 2024 and the revolving credit facility matures in April 2023.
Proceeds from the Term B Loans were used to repay the Company’s prior senior secured term loan, which had an outstanding balance of $412.1 million as of April 3, 2018. As of June 30, 2019, $333.0 million of the Term B Loans were outstanding. There were no borrowings outstanding under the revolving credit facility as of June 30, 2019.
There are no mandatory repayments of the Term B Loans due until March 2020, when $3.4 million is due to be repaid. Thereafter, the Term B Loans must be repaid in consecutive quarterly principal installments of $3.1 million, with the balance due at maturity. All amounts outstanding under the Term B Loans will become due on the earlier of (i) April 3, 2024, and (ii) the date on which the loans are declared to be due and owing by the administrative agent at the request (or with the consent) of the Required Lenders (as defined in the Credit Agreement; other capitalized terms, unless defined herein, are defined in the Credit Agreement) or as otherwise provided in the Credit Agreement upon the occurrence of any event of default.
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
The interest rate on the Term B Loans as of June 30, 2019 was 6.3%.
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

Cash Flows
The following table presents our cash flows for the six months ended June 30:

(in thousands)	2019	2018	% Increase (decrease)

Net loss adjusted for non-cash items	$31,161	$46,413	(33)
Changes in operating assets and liabilities	1,995	(23,160)	109
Net cash provided by operating activities	33,156	23,253	43
Net cash provided by (used in) investing activities	6,629	(2,756)	341
Net cash used in financing activities	(14,711)	(38,988)	62
Net increase (decrease) in cash, cash equivalents and restricted cash	25,074	(18,491)	236
Cash, cash equivalents and restricted cash at the beginning of the period	64,046	108,843	(41)

Cash, cash equivalents and restricted cash at the end of the period	$89,120	$90,352	(1)
Cash Flows from Operating Activities
Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net income. For the six months ended June 30, 2019, cash flows provided by operating activities were $33.2 million, or approximately $0.09 for every dollar of service revenue ($0.21 for every dollar of service revenue for the second quarter of 2019), compared to cash flows provided by operating activities of $23.3 million, or approximately $0.06 for every dollar of service revenue, for the six months ended June 30, 2018 ($0.15 for every dollar of service revenue for the second quarter of 2018). During the six months ended June 30, 2019, the increase in cash provided by operations was driven by higher cash provided by the changes in operating assets and liabilities of $25.2 million, partially offset by a $15.3 million unfavorable change in net loss, adjusted for non-cash items. The increase in cash provided by changes in operating assets and liabilities was driven by the decrease in short-term investments in real estate of $39.5 million primarily related to the sale of the majority of the remaining BRS Inventory for $38.9 million in the second quarter of 2019. The cash flow impact of the decrease in short-term investments was partially offset by an increase of $15.8 million in accounts receivable during the six months ended June 30, 2019 driven by the timing of collections. During the second quarter of 2019, accounts receivable increased in part as a result of delays in receiving payments from Ocwen in connection with Ocwen’s transition to another mortgage servicing software platform. The decrease in net loss, adjusted for non-cash items, was primarily driven by lower gross profit during the six months ended June 30, 2019 from lower service revenue and the Project Catalyst restructuring charges, partially offset by decreases in expenses as a result of the Project Catalyst cost reduction initiatives and an unrealized gain on investment in equity securities of $14.0 million for the six months ended June 30, 2019, compared to an unrealized loss on investment in equity securities of $(6.0) million for the six months ended June 30, 2018. Operating cash flows can be negatively impacted because of the nature of some of our services and the mix of services provided. Certain services are performed immediately following or shortly after the referral, but the collection of the receivable does not occur until a specific event occurs (e.g., the foreclosure is complete, the REO asset is sold, etc.). Furthermore, lower margin services generate lower income and cash flows from operations. Consequently, our cash flows from operations may be negatively impacted when comparing one period to another.
Cash Flows from Investing Activities
Cash flows from investing activities for the six months ended June 30, 2019 and 2018 consisted of additions to premises and equipment, and for the six months ended June 30, 2019, also included proceeds from the sale of a business and proceeds from the sale of equity securities. Cash flows provided by (used in) investing activities were $6.6 million and $(2.8) million for the six months ended June 30, 2019 and 2018, respectively. The change in cash provided by investing activities was primarily driven by $6.5 million in proceeds received from the sale of a portion of our investment in RESI common stock during the second quarter of 2019.
Cash Flows from Financing Activities
Cash flows from financing activities for the six months ended June 30, 2019 and 2018 included activities associated with long-term debt issuances, repayments and debt issuance costs. In addition, financing activities include proceeds from stock option exercises, the purchase of treasury shares, distributions to non-controlling interests and payments of tax withholdings on issuance of restricted share units and restricted shares. Cash flows used in financing activities were $(14.7) million and $(39.0) million for the six months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019, we used $(5.8) million for repayments of long-term debt and during the six months ended June 30, 2018, we used net cash of $(19.0) million to refinance and reduce our debt. In addition, we received proceeds from stock option exercises of $0.2 million for six months ended June 30,

2019 compared to $2.7 million during the six months ended June 30, 2018. Also, during the six months ended June 30, 2019, we used $(6.7) million to repurchase shares of our common stock compared to $(21.1) million for the six months ended June 30, 2018 and distributed $(1.1) million and $(1.2) million to non-controlling interests, respectively for the six months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019 and 2018, we made payments of $(1.3) million and $(0.4) million to satisfy employee tax withholding obligations on the issuance of restricted share units and restricted shares, respectively. These payments were made to tax authorities, at the employees’ direction, to satisfy the employees’ tax obligations rather than issuing a portion of vested restricted share units and restricted shares to employees.
Liquidity Requirements after June 30, 2019
Our significant future liquidity obligations primarily pertain to long-term debt repayments and interest expense under the Credit Agreement (see Liquidity section above), lease payments and distributions to Lenders One members. During the next 12 months, we expect to pay $21.9 million of interest expense (assuming the June 30, 2019 interest rate, and before considering repayments after June 30, 2019 from proceeds received from the sale of the Financial Services Business and RESI common shares) under the Credit Agreement and make lease payments of $13.2 million. On July 17, 2019, we used $37.0 million to repay a portion of the senior secured term loan in connection with the sale of the Financial Services Business.
We believe that our existing cash and cash equivalents balances, our anticipated cash flows from operations and availability under our revolving credit facility will be sufficient to meet our liquidity needs, including to fund required interest payments and additions to premises and equipment, for the next 12 months.
Contractual Obligations, Commitments and Contingencies
For the six months ended June 30, 2019, there were no significant changes to our contractual obligations from those identified in our Form 10-K for the fiscal year ended December 31, 2018 and this Form 10-Q, other than those that occur in the normal course of business and repayments of the senior secured term loan in connection with the sale of the Financial Services Business and RESI common stock. See Note 24 to the condensed consolidated financial statements.
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
Our critical accounting policies are described in the MD&A section of our Form 10-K for the year ended December 31, 2018 filed with the SEC on February 26, 2019. There have been no material changes to our critical accounting policies during the six months ended June 30, 2019.
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
Interest Rate Risk
As of June 30, 2019, the interest rate charged on the Term B Loan was 6.3%. The interest rate is calculated based on the Adjusted Eurodollar Rate (as defined in the senior secured term loan agreement) with a minimum floor of 1.00% plus 4.00%.
Based on the principal amount outstanding and the Adjusted Eurodollar Rate as of June 30, 2019, a one percentage point increase in the Eurodollar rate would increase our annual interest expense by approximately $3.3 million. There would be a $3.3 million decrease in our annual interest expense if there was a one percentage point decrease in the Eurodollar Rate.
Currency Exchange Risk
We are exposed to currency risk from potential changes in currency values of our non-United States dollar denominated expenses, assets, liabilities and cash flows. Our most significant currency exposure relates to the Indian rupee. Based on expenses incurred in Indian rupees during the six months ended June 30, 2019, a one percentage point increase or decrease in value of the Indian rupee in relation to the United States dollar would increase or decrease our annual expenses by approximately $0.7 million.
Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chairman and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
As of June 30, 2019, an evaluation was conducted under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of June 30, 2019.

b)	Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to our repurchases of our equity securities during the three months ended June 30, 2019:

Period	Total number of shares purchased (1)	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs(2)

Common stock:
April 1 - 30, 2019	82,473	$24.33	82,473	3,286,125
May 1 - 31, 2019	108,184	22.63	108,184	3,177,941
June 1 - 30, 2019	115,029	19.43	115,029	3,062,912

	305,686	$21.89	305,686	3,062,912

(1)
In addition to the repurchases included in the table above, 29,473 common shares were withheld from employees to satisfy tax withholding obligations that arose from the vesting of restricted shares and restricted share units.

(2)
On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock in the open market, subject to certain parameters, for a period of five years from the date of approval.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1 * †	Form of Restricted Stock Unit Award Agreement Pursuant to Altisource’s 2009 Equity Incentive Plan and 2019 Long Term Equity Incentive Program

31.1 *	Section 302 Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2 *	Section 302 Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1 *	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019 is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2019 and 2018; (iii) Condensed Consolidated Statements of Equity for the six months ended June 30, 2019 and 2018; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018; and (v) Notes to Condensed Consolidated Financial Statements.

______________________________________
*	Filed herewith.
†	Denotes a management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
(Registrant)

Date:	July 25, 2019	By:	/s/ Michelle D. Esterman
Michelle D. Esterman
Chief Financial Officer
(On behalf of the Registrant and as its Principal Financial Officer and Principal Accounting Officer)