Form 10-Q
period 2019-09-30
Altisource Portfolio Solutions S.A.
filed 2019-10-24
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

As of October 18, 2019, there were 15,688,752 shares of the registrant’s common stock outstanding (excluding 9,723,996 shares held as treasury stock).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$66,901	$58,294
Investment in equity securities (Note 4)	40,093	36,181
Accounts receivable, net	64,083	36,466
Short-term investments in real estate (Note 7)	—	39,873
Prepaid expenses and other current assets	16,254	30,720
Total current assets	187,331	201,534

Premises and equipment, net (Note 8)	28,431	45,631
Right-of-use assets under operating leases (Notes 1 and 9)	26,028	—
Goodwill	79,009	81,387
Intangible assets, net	65,318	91,653
Deferred tax assets, net	293,412	309,089
Other assets	9,600	12,406

Total assets	$689,129	$741,700

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$66,999	$87,240
Deferred revenue	5,274	10,108
Other current liabilities (Notes 1 and 12)	16,721	7,030
Total current liabilities	88,994	104,378

Long-term debt	287,707	331,476
Other non-current liabilities (Notes 1 and 14)	23,772	9,178

Commitments, contingencies and regulatory matters (Note 24)

Equity:
Common stock ($1.00 par value; 100,000 shares authorized, 25,413 issued and 15,778 outstanding as of September 30, 2019; 16,276 outstanding as of December 31, 2018)	25,413	25,413
Additional paid-in capital	130,951	122,667
Retained earnings	579,557	590,655
Treasury stock, at cost (9,635 shares as of September 30, 2019 and 9,137 shares as of December 31, 2018)	(448,590)	(443,304)
Altisource equity	287,331	295,431

Non-controlling interests	1,325	1,237
Total equity	288,656	296,668

Total liabilities and equity	$689,129	$741,700

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Revenue	$141,493	$204,575	$507,963	$620,569
Cost of revenue	110,906	147,580	387,651	457,980

Gross profit	30,587	56,995	120,312	162,589
Operating expenses (income):
Selling, general and administrative expenses	27,184	46,329	104,275	132,377
Gain on sale of businesses (Note 3)	(17,558)	(13,688)	(17,558)	(13,688)
Restructuring charges (Note 23)	2,761	3,436	9,080	3,436

Income from operations	18,200	20,918	24,515	40,464
Other income (expense), net:
Interest expense	(3,357)	(6,725)	(16,656)	(19,615)
Unrealized (loss) gain on investment in equity securities (Note 4)	(2,294)	1,782	11,731	(4,186)
Other income (expense), net	406	154	1,308	(2,435)
Total other income (expense), net	(5,245)	(4,789)	(3,617)	(26,236)

Income before income taxes and non-controlling interests	12,955	16,129	20,898	14,228
Income tax provision	(5,379)	(6,608)	(20,670)	(6,059)

Net income	7,576	9,521	228	8,169
Net income attributable to non-controlling interests	(411)	(854)	(2,091)	(2,066)

Net income (loss) attributable to Altisource	$7,165	$8,667	$(1,863)	$6,103

Earnings (loss) per share:
Basic	$0.45	$0.51	$(0.12)	$0.36
Diluted	$0.44	$0.49	$(0.12)	$0.35

Weighted average shares outstanding:
Basic	15,897	17,033	16,133	17,184
Diluted	16,151	17,575	16,133	17,669

Comprehensive income (loss):
Net income	$7,576	$9,521	$228	$8,169
Other comprehensive (loss) income, net of tax:
Reclassification of unrealized gain on investment in equity securities, net of income tax provision of $200, to retained earnings from the cumulative effect of an accounting change	—	—	—	(733)

Comprehensive income, net of tax	7,576	9,521	228	7,436
Comprehensive income attributable to non-controlling interests	(411)	(854)	(2,091)	(2,066)

Comprehensive income (loss) attributable to Altisource	$7,165	$8,667	$(1,863)	$5,370

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Altisource Equity
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock, at cost	Non-controlling interests	Total
	Shares

Balance, December 31, 2017	25,413	$25,413	$112,475	$626,600	$733	$(426,609)	$1,373	$339,985

Net (loss) income	—	—	—	(4,132)	—	—	525	(3,607)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(672)	(672)
Share-based compensation expense	—	—	2,201	—	—	—	—	2,201
Cumulative effect of accounting changes	—	—	—	(9,715)	(733)	—	—	(10,448)
Exercise of stock options and issuance of restricted share units and restricted shares	—	—	—	(12,500)	—	15,117	—	2,617
Repurchase of shares	—	—	—	—	—	(9,994)	—	(9,994)

Balance, March 31, 2018	25,413	25,413	114,676	600,253	—	(421,486)	1,226	320,082

Net income	—	—	—	1,568	—	—	687	2,255
Distributions to non-controlling interest holders	—	—	—	—	—	—	(509)	(509)
Share-based compensation expense	—	—	1,910	—	—	—	—	1,910
Exercise of stock options and issuance of restricted share units and restricted shares	—	—	—	(4,737)	—	4,827	—	90
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances and stock option exercises	—	—	—	(816)	—	406	—	(410)
Repurchase of shares	—	—	—	—	—	(11,127)	—	(11,127)

Balance, June 30, 2018	25,413	25,413	116,586	596,268	—	(427,380)	1,404	312,291

Net income	—	—	—	8,667	—	—	854	9,521
Distributions to non-controlling interest holders	—	—	—	—	—	—	(731)	(731)
Share-based compensation expense	—	—	2,039	—	—	—	—	2,039
Exercise of stock options and issuance of restricted share units and restricted shares	—	—	—	(1,287)	—	2,156	—	869
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances and stock option exercises	—	—	—	(305)	—	107	—	(198)
Repurchase of shares	—	—	—	—	—	(650)	—	(650)

Balance, September 30, 2018	25,413	$25,413	$118,625	$603,343	$—	$(425,767)	$1,527	$323,141

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Altisource Equity
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock, at cost	Non-controlling interests	Total
	Shares

Balance, December 31, 2018	25,413	$25,413	$122,667	$590,655	$—	$(443,304)	$1,237	$296,668

Net (loss) income	—	—	—	(3,184)	—	—	440	(2,744)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(620)	(620)
Share-based compensation expense	—	—	2,621	—	—	—	—	2,621
Exercise of stock options and issuance of restricted share units and restricted shares	—	—	—	(1,549)	—	1,577	—	28
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances and stock option exercises	—	—	—	(1,163)	—	578	—	(585)

Balance, March 31, 2019	25,413	25,413	125,288	584,759	—	(441,149)	1,057	295,368

Net (loss) income	—	—	—	(5,844)	—	—	1,240	(4,604)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(518)	(518)
Share-based compensation expense	—	—	2,832	—	—	—	—	2,832
Exercise of stock options and issuance of restricted share units and restricted shares	—	—	—	(3,473)	—	3,680	—	207
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances and stock option exercises	—	—	—	(1,402)	—	689	—	(713)
Repurchase of shares	—	—	—	—	—	(6,700)	—	(6,700)

Balance, June 30, 2019	25,413	25,413	128,120	574,040	—	(443,480)	1,779	285,872

Net income	—	—	—	7,165	—	—	411	7,576
Distributions to non-controlling interest holders	—	—	—	—	—	—	(865)	(865)
Share-based compensation expense	—	—	2,831	—	—	—	—	2,831
Exercise of stock options and issuance of restricted share units and restricted shares	—	—	—	(1,214)	—	1,371	—	157
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances and stock option exercises	—	—	—	(434)	—	216	—	(218)
Repurchase of shares	—	—	—	—	—	(6,697)	—	(6,697)

Balance, September 30, 2019	25,413	$25,413	$130,951	$579,557	$—	$(448,590)	$1,325	$288,656

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$228	$8,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,196	24,743
Amortization of right-of-use assets under operating leases	9,145	—
Amortization of intangible assets	15,489	21,311
Unrealized (gain) loss on investment in equity securities	(11,731)	4,186
Share-based compensation expense	8,284	6,150
Bad debt expense	114	2,408
Amortization of debt discount	499	513
Amortization of debt issuance costs	552	739
Deferred income taxes	15,568	(676)
Loss on disposal of fixed assets	330	723
Gain on sale of businesses (Note 3)	(17,558)	(13,688)
Loss on debt refinancing (Note 13)	—	4,434
Changes in operating assets and liabilities (excludes effect of sale of businesses):
Accounts receivable	(31,580)	4,515
Short-term investments in real estate	39,873	(22,283)
Prepaid expenses and other current assets	12,588	5,403
Other assets	(55)	554
Accounts payable and accrued expenses	(17,058)	10,774
Current and non-current operating lease liabilities	(9,713)	—
Other current and non-current liabilities	(6,977)	(14,325)
Net cash provided by operating activities	22,194	43,650

Cash flows from investing activities:
Additions to premises and equipment	(1,204)	(4,207)
Proceeds received from sale of equity securities	7,819	—
Proceeds from the sale of a business	38,027	15,000
Other	1,087	—
Net cash provided by investing activities	45,729	10,793

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	407,880
Repayments and repurchases of long-term debt	(44,820)	(436,821)
Debt issuance costs	—	(5,042)
Proceeds from stock option exercises	392	3,576
Purchase of treasury shares	(13,397)	(21,771)
Distributions to non-controlling interests	(2,003)	(1,912)
Payments of tax withholding on issuance of restricted share units and restricted shares	(1,516)	(608)
Net cash used in financing activities	(61,344)	(54,698)

Net increase (decrease) in cash, cash equivalents and restricted cash	6,579	(255)
Cash, cash equivalents and restricted cash at the beginning of the period	64,046	108,843

Cash, cash equivalents and restricted cash at the end of the period	$70,625	$108,588

Supplemental cash flow information:
Interest paid	$16,271	$17,889
Income taxes paid, net	2,397	4,162
Acquisition of right-of-use assets with operating lease liabilities	5,888	—
Reduction of right-of-use assets from operating lease modifications or reassessments	(3,458)	—

Non-cash investing and financing activities:
Net increase in payables for purchases of premises and equipment	$203	$12
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
Effective January 1, 2019, the Company reorganized its internal reporting structure in connection with Project Catalyst, a project initiated in August 2018 to optimize our operations and reduce costs to better align our cost structure with our anticipated revenues and improve our operating margins (see Note 23). The internal reorganization included, among other changes, the replacement of segment presidents with a chief operating officer, who is responsible for products, services and operations for the Company’s Mortgage Market and Real Estate Market businesses, reporting to our Chairman and Chief Executive Officer (our chief operating decision maker) who manages our businesses, regularly reviews operating results and profitability, allocates resources and evaluates performance on a consolidated basis. Prior to January 1, 2019, the Company reported our operations through two reportable segments: Mortgage Market and Real Estate Market. In addition, we reported Other Businesses, Corporate and Eliminations separately. The prior year presentation has been reclassified to conform to the current year presentation.
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
The management agreement between MPA and Lenders One, pursuant to which MPA is the management company, represents a variable interest in a variable interest entity. MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact the cooperative’s economic performance and the right to receive benefits from the cooperative. As a result, Lenders One is presented in the accompanying condensed consolidated financial statements on a consolidated basis and the interests of the members are reflected as non-controlling interests. As of September 30, 2019, Lenders One had total assets of $1.8 million and total liabilities of $0.7 million. As of December 31, 2018, Lenders One had total assets of $2.7 million and total liabilities of $1.3 million.
In September 2019, Altisource announced the creation of Pointillist, Inc. (“Pointillist”) and contributed the Pointillist® customer journey analytics business and $8.5 million to it. Pointillist is owned by Altisource and management of Pointillist. Management of Pointillist owns a non-controlling interest representing 12% of the outstanding equity of Pointillist. Altisource has no ongoing obligation to provide future funding to Pointillist. Pointillist is presented in the accompanying condensed consolidated financial statements on a consolidated basis and the portion of Pointillist owned by Pointillist management is reported as non-controlling interests.
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
Recently Adopted Accounting Pronouncement
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) and in July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (collectively “Topic 842”). Topic 842 introduces a new lessee model that brings substantially all leases on the balance sheet. This standard requires lessees to recognize lease assets and lease liabilities on their balance sheets and disclose key information about leasing arrangements in their financial statements. The Company adopted Topic 842 effective January 1, 2019 using the modified retrospective transition approach. In addition, the Company elected the practical expedients permitted under the transition guidance within the new standard, including allowing the Company to carry forward its historical lease classification, using hindsight to determine the lease term for existing leases, combining fixed lease and non-lease components and excluding short-term leases. Adoption of this new standard resulted in the recognition of $42.1 million of right-of-use assets in right-of-use assets under operating leases, $45.5 million of operating lease liabilities ($16.7 million in other current liabilities and $28.8 million in other non-current liabilities) and reduced accrued rent and lease incentives of $3.4 million in accounts payable and accrued expenses and other non-current liabilities on the accompanying condensed consolidated balance sheets.
Future Adoption of New Accounting Pronouncements
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard will simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Current guidance requires that companies compute the implied fair value of goodwill under Step 2 by performing procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. This standard will require companies to perform annual or interim goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This standard will be effective for annual periods beginning after December 15, 2019, including interim periods within that reporting period, and will be applied prospectively. Early adoption of this standard is permitted. The Company is currently evaluating the impact this guidance may have on its condensed consolidated financial statements; however, adoption of this standard as of September 30, 2019 would not have had any impact on the Company’s condensed consolidated financial statements.
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
NOTE 2 — CUSTOMER CONCENTRATION
Ocwen
Ocwen Financial Corporation (together with its subsidiaries, “Ocwen”) is a residential mortgage loan servicer of mortgage servicing rights (“MSRs”) it owns, including those MSRs in which others have an economic interest, and a subservicer of MSRs owned by others.
During the three and nine months ended September 30, 2019, Ocwen was our largest customer, accounting for 54% of our total revenue for the nine months ended September 30, 2019 (63% of our revenue for the third quarter of 2019). Ocwen purchases certain mortgage services and technology services from us under the terms of services agreements and amendments thereto (collectively, the “Ocwen Services Agreements”) with terms extending through August 2025. Certain of the Ocwen Services Agreements contain a “most favored nation” provision and also grant the parties the right to renegotiate pricing, among other things.
Revenue from Ocwen primarily consists of revenue earned from the loan portfolios serviced and subserviced by Ocwen when Ocwen engages us as the service provider, and revenue earned directly from Ocwen, pursuant to the Ocwen Services Agreements. For the nine months ended September 30, 2019 and 2018, we recognized revenue from Ocwen of $275.1 million and $325.8 million, respectively ($89.8 million and $115.0 million for the third quarter of 2019 and 2018, respectively). Revenue from Ocwen as a percentage of consolidated revenue was 54% and 53% for the nine months ended September 30, 2019 and 2018, respectively (63% and 56% for the third quarter of 2019 and 2018, respectively).
We earn additional revenue related to the portfolios serviced and subserviced by Ocwen when a party other than Ocwen or the MSR owner selects Altisource as the service provider. For the nine months ended September 30, 2019 and 2018, we recognized revenue of $28.3 million and $37.3 million, respectively ($8.1 million and $11.1 million for the third quarter of 2019 and 2018, respectively), related to the portfolios serviced by Ocwen when a party other than Ocwen or the MSR owner selected Altisource as the service provider. These amounts are not included in deriving revenue from Ocwen and revenue from Ocwen as a percentage of revenue discussed above.
As of September 30, 2019, accounts receivable from Ocwen totaled $32.9 million, $29.0 million of which was billed and $3.9 million of which was unbilled. As of December 31, 2018, accounts receivable from Ocwen totaled $15.2 million, $11.6 million of which was billed and $3.6 million of which was unbilled.
As of February 22, 2019, Altisource and Ocwen entered into agreements that, among other things, facilitate Ocwen’s transition from REALServicing® and related technologies to another mortgage servicing software platform, establish a process for Ocwen to review and approve the assignment of one or more of our agreements to potential buyers of Altisource’s business lines, permit Ocwen to use service providers other than Altisource for up to 10% of referrals from certain portfolios (determined on a service-by-service basis), subject to certain restrictions, and affirms Altisource’s role as a strategic service provider to Ocwen through August 2025. If Altisource fails certain performance standards for specified periods of time, then Ocwen may terminate Altisource as a provider for the applicable service(s), subject to certain limitations and Altisource’s right to cure. We do not anticipate that the servicing technology transition will materially impact the other services we provide to Ocwen, other than what we believe is a temporary impact on default related referral volume and real estate owned (“REO”) inventory conversion rates from Ocwen’s transition to another servicing system. For the nine months ended September 30, 2019 and 2018, service revenue from REALServicing and related technologies was $13.8 million and $27.8 million, respectively ($2.5 million and $10.3 million for the third quarter of 2019 and 2018, respectively).
NRZ
New Residential Investment Corp. (individually, together with one or more of its subsidiaries or one or more of its subsidiaries individually, “NRZ”) is a real estate investment trust that invests in and manages investments primarily related to residential real estate, including MSRs and excess MSRs.
Ocwen has disclosed that NRZ is its largest client. As of June 30, 2019, NRZ owned MSRs or rights to MSRs relating to approximately 53% of loans serviced and subserviced by Ocwen (measured in unpaid principal balances (“UPB”)). In July 2017 and January 2018, Ocwen and NRZ entered into a series of agreements pursuant to which the parties agreed, among other things,

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

to undertake certain actions to facilitate the transfer from Ocwen to NRZ of Ocwen’s legal title to certain of its MSRs (the “Subject MSRs”) and under which Ocwen will subservice mortgage loans underlying the MSRs for an initial term of five years.
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
For the nine months ended September 30, 2019 and 2018, we recognized revenue from NRZ of $9.6 million and $24.1 million, respectively ($2.6 million and $5.0 million for the third quarter of 2019 and 2018, respectively), under the Brokerage Agreement. For the nine months ended September 30, 2019 and 2018, we recognized additional revenue of $45.5 million and $64.4 million, respectively ($11.4 million and $21.6 million for the third quarter of 2019 and 2018, respectively), relating to the Subject MSRs when a party other than NRZ selects Altisource as the service provider.
NOTE 3 — SALE OF BUSINESSES
Rental Property Management Business
In August 2018, Altisource entered into an amendment to its agreements with Front Yard Residential Corporation (“RESI”) to sell Altisource’s rental property management business to RESI and permit RESI to internalize certain services that had been provided by Altisource. These services were historically provided under an agreement between RESI and Altisource, in which Altisource was the sole provider of rental property management services to RESI through December 2027, subject to certain exceptions. The proceeds from the transaction totaled $18.0 million, payable in two installments. The first installment of $15.0 million was received on the closing date of August 8, 2018. The second installment of $3.0 million will be received on the earlier of a RESI change of control or on August 8, 2023. The present value of the second installment is included in other assets in the accompanying condensed consolidated balance sheets and has a discounted value of $2.3 million and $2.2 million as of September 30, 2019 and December 31, 2018, respectively.
Financial Services Business
On March 28, 2019, Altisource entered into a definitive agreement to sell its Financial Services business, consisting of its post-charge-off consumer debt and mortgage charge-off collection services and customer relationship management services (the “Financial Services Business”) to Transworld Systems Inc. (“TSI”) for $44.0 million consisting of an up-front payment of $40.0 million, subject to a working capital adjustment and transaction costs upon closing of the sale, and an additional $4.0 million payment on the one year anniversary of the sale closing. The sale closed on July 1, 2019 and in connection with this sale, we recognized a $17.6 million pretax gain on sale for the nine months ended September 30, 2019 and the third quarter of 2019. The parties also entered into a transition services agreement to provide for the management and orderly transition of certain services and technologies to TSI for periods ranging from 2 months to 13 months. These services include support for information technology systems and infrastructure, facilities management, finance, compliance and human resources functions and will be charged to TSI on a fixed fee or hourly basis. On July 17, 2019, Altisource used $37.0 million of the net up-front payment to repay a portion of its senior secured term loan.
NOTE 4 — INVESTMENT IN EQUITY SECURITIES
During 2016, we purchased 4.1 million shares of RESI common stock. This investment is reflected in the accompanying condensed consolidated balance sheets at fair value and changes in fair value are included in other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2019 and December 31, 2018, we held 3.5 million and 4.1 million shares, respectively, of RESI common stock. As of September 30, 2019 and December 31, 2018, the fair value of our investment was $40.1 million and $36.2 million, respectively. During the nine months ended September 30, 2019 and 2018, we recognized an unrealized gain (loss) from the change in fair value of $11.7 million and $(4.2)

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

million, respectively ($(2.3) million and $1.8 million for the third quarter of 2019 and 2018, respectively). The unrealized (loss) gain for the three and nine months ended September 30, 2019 included a less than $0.1 million net loss and a $1.9 million net gain, respectively, recognized on RESI shares sold during the periods. During the nine months ended September 30, 2019 and 2018, we earned dividends of $1.7 million and $1.9 million, respectively ($0.5 million and $0.6 million for the third quarter of 2019 and 2018, respectively), related to this investment.
Pursuant to the agreement between Altisource and RESI to sell the rental property management business to RESI (see Note 3 for additional information), Altisource was subject to a lock-up period with respect to the sale or transfer of the shares of common stock of RESI owned by Altisource (the “Shares”) through December 31, 2018. In addition, during each quarter of 2019, Altisource is permitted to sell or transfer no more than 25% of the Shares, subject to the exceptions described below, provided that any Shares not sold in the applicable quarter will increase the amount that may be sold in the subsequent quarters by 50% of the unsold permitted amount. Thereafter, all transfer restrictions will expire and any remaining Shares will be freely transferable. Notwithstanding these restrictions, Altisource retains the right to sell or transfer the Shares at any time: (i) where Altisource has a good faith belief that its or its affiliates’ liquidity should be increased and the sale is necessary to achieve such an increase; (ii) where the proceeds of sales will be used to finance a strategic acquisition transaction; (iii) in privately negotiated block transactions with unrelated third parties or a similar transaction; or (iv) where RESI is the subject of a tender offer that is reasonably likely to result in a change of control or where RESI undergoes a change of control. In May 2019, the Company began selling its investment in RESI common stock. During the nine months ended September 30, 2019, the Company sold 0.7 million shares for net proceeds of $7.8 million (0.1 million shares for net proceeds of $1.3 million for the third quarter of 2019). As required by our senior secured term loan agreement, the Company used the net proceeds to repay a portion of its senior secured term loan.
NOTE 5 — ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consists of the following:

(in thousands)	September 30, 2019	December 31, 2018

Billed	$58,467	$35,590
Unbilled	12,678	11,759
	71,145	47,349
Less: Allowance for doubtful accounts	(7,062)	(10,883)

Total	$64,083	$36,466
Unbilled accounts receivable consists primarily of certain real estate asset management, REO sales, title and closing services for which we generally recognize revenue when the service is provided but collect upon closing of the sale, and foreclosure trustee services, for which we generally recognize revenues over the service delivery period but bill following completion of the service. We also include amounts in unbilled accounts receivable that are earned during a month and billed in the following month.
NOTE 6 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

(in thousands)	September 30, 2019	December 31, 2018

Maintenance agreements, current portion	$1,442	$5,600
Income taxes receivable	6,287	7,940
Prepaid expenses	4,313	7,484
Other current assets	4,212	9,696

Total	$16,254	$30,720
NOTE 7 — DISCONTINUATION OF THE BUY-RENOVATE-LEASE-SELL BUSINESS
On November 26, 2018, the Company announced its plans to sell its short-term investments in real estate (“BRS Inventory”) and discontinue the Company’s Buy-Renovate-Lease-Sell (“BRS”) business. Altisource’s BRS business focused on buying, renovating, leasing and selling single-family homes to real estate investors. The BRS business was not material in relation to the Company’s

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

results of operations or financial position. In anticipation of receiving the majority of the proceeds from the sale of the BRS Inventory in 2019, the Company repaid $49.9 million of its senior secured term loan in the fourth quarter of 2018.
On June 28, 2019, the Company sold the majority of the BRS Inventory to Lafayette Real Estate for $38.9 million and incurred closing costs of $1.8 million. In September 2019, the Company sold the remaining two BRS Inventory homes for $0.4 million.
NOTE 8 — PREMISES AND EQUIPMENT, NET
Premises and equipment, net consists of the following:

(in thousands)	September 30, 2019	December 31, 2018

Computer hardware and software	$169,719	$182,215
Furniture and fixtures	9,730	13,313
Office equipment and other	4,367	7,384
Leasehold improvements	24,064	29,781
	207,880	232,693
Less: Accumulated depreciation and amortization	(179,449)	(187,062)

Total	$28,431	$45,631
Depreciation and amortization expense totaled $14.2 million and $24.7 million for the nine months ended September 30, 2019 and 2018, respectively ($(3.1) million and $7.7 million for the third quarter of 2019 and 2018, respectively), and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive income (loss). During the third quarter of 2019, we reclassified certain operating lease items recorded in the first half of the year. This resulted in a $6.8 million decrease in depreciation and amortization expense for the third quarter of 2019.
Premises and equipment, net consist of the following, by country:

(in thousands)	September 30, 2019	December 31, 2018

United States	$14,964	$25,693
India	708	3,154
Luxembourg	12,615	14,975
Philippines	104	1,754
Other	40	55

Total	$28,431	$45,631
NOTE 9 — RIGHT-OF-USE ASSETS UNDER OPERATING LEASES
Right-of-use assets under operating leases consist of the following:

(in thousands)	September 30, 2019	December 31, 2018

Right-of-use assets under operating leases	$34,422	$—
Less: Accumulated amortization	(8,394)	—

Total	$26,028	$—
The Company adopted Topic 842 effective January 1, 2019, which resulted in the recognition of $42.1 million of right-of-use assets upon adoption for operating leases, primarily for office space (see Note 1). Amortization of operating leases was $9.1 million for the nine months ended September 30, 2019 ($2.9 million for the third quarter 2019) (no comparative amounts for the nine months ended September 30, 2018 and the third quarter of 2018), and is included in cost of revenue for operating assets and

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive income (loss).
NOTE 10 — GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The change in goodwill during the nine months ended September 30, 2019 is as follows:

(in thousands)	Total

Balance as of December 31, 2018	$81,387
Disposition(1)	(2,378)

Balance as of September 30, 2019	$79,009
______________________________________

(1)	During the third quarter of 2019, the Company sold the Financial Services Business (see Note 3) which had $2.4 million of goodwill attributed to it.
Intangible Assets, net
Intangible assets, net consist of the following:

	Weighted average estimated useful life (in years)	Gross carrying amount		Accumulated amortization		Net book value
(in thousands)		September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018

Definite lived intangible assets:
Customer related intangible assets	9	$214,973	$273,172	$(173,253)	$(207,639)	$41,720	$65,533
Operating agreement	20	35,000	35,000	(16,939)	(15,632)	18,061	19,368
Trademarks and trade names	15	11,140	11,349	(6,481)	(6,244)	4,659	5,105
Non-compete agreements	4	1,230	1,230	(1,209)	(1,026)	21	204
Intellectual property	10	300	300	(167)	(145)	133	155
Other intangible assets	5	3,745	3,745	(3,021)	(2,457)	724	1,288

Total		$266,388	$324,796	$(201,070)	$(233,143)	$65,318	$91,653
Amortization expense for definite lived intangible assets was $15.5 million and $21.3 million for nine months ended September 30, 2019 and 2018, respectively ($3.3 million and $6.6 million for the third quarter of 2019 and 2018, respectively). Expected annual definite lived intangible asset amortization expense for 2019 through 2023 is $19.0 million, $13.3 million, $11.1 million, $5.3 million and $5.3 million, respectively.
NOTE 11 — OTHER ASSETS
Other assets consist of the following:

(in thousands)	September 30, 2019	December 31, 2018

Security deposits	$3,429	$3,972
Restricted cash	3,724	5,752
Other	2,447	2,682

Total	$9,600	$12,406

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 12 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable and accrued expenses consist of the following:

(in thousands)	September 30, 2019	December 31, 2018

Accounts payable	$18,209	$27,853
Accrued expenses - general	26,114	27,866
Accrued salaries and benefits	21,303	31,356
Income taxes payable	1,373	165

Total	$66,999	$87,240
Other current liabilities consist of the following:

(in thousands)	September 30, 2019	December 31, 2018

Unfunded cash account balances	$2,632	$4,932
Operating lease liabilities	11,964	—
Other	2,125	2,098

Total	$16,721	$7,030
NOTE 13 — LONG-TERM DEBT
Long-term debt consists of the following:

(in thousands)	September 30, 2019	December 31, 2018

Senior secured term loans	$294,002	$338,822
Less: Debt issuance costs, net	(3,303)	(3,855)
Less: Unamortized discount, net	(2,992)	(3,491)

Long-term debt	$287,707	$331,476
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
There are no mandatory repayments of the Term B Loans due until March 2023, when $1.5 million is due to be repaid. Thereafter, the Term B Loans must be repaid in consecutive quarterly principal installments of $3.1 million, with the balance due at maturity. All amounts outstanding under the Term B Loans will become due on the earlier of (i) April 3, 2024, and (ii) the date on which the loans are declared to be due and owing by the administrative agent at the request (or with the consent) of the Required Lenders (as defined in the Credit Agreement; other capitalized terms, unless defined herein, are defined in the Credit Agreement) or as otherwise provided in the Credit Agreement upon the occurrence of any event of default.
In addition to the scheduled principal payments, subject to certain exceptions, the Term B Loans are subject to mandatory prepayment upon issuances of debt, certain casualty and condemnation events and sales of assets, as well as from a percentage of Consolidated Excess Cash Flow if our leverage ratio is greater than 3.00 to 1.00, as calculated in accordance with the provisions of the Credit

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Agreement (the percentage increases if our leverage ratio exceeds 3.50 to 1.00). Certain mandatory prepayments reduce future contractual amortization payments in direct order of maturity by an amount equal to the mandatory prepayment.
On July 1, 2019, Altisource closed the sale of the Financial Services Business to TSI and received a $40.0 million up-front payment less adjustments for working capital and transaction costs (see Note 3). On July 17, 2019, Altisource used $37.0 million to repay a portion of the senior secured term loan.
During the nine months ended September 30, 2019, the Company sold 0.7 million RESI shares for net proceeds of $7.8 million (0.1 million shares for net proceeds of $1.3 million for the third quarter of 2019). Altisource used the net proceeds of $7.8 million to repay a portion of its senior secured term loan for the nine months ended September 30, 2019 ($2.0 million for the third quarter of 2019).
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
The Term B Loans bear interest at rates based upon, at our option, the Adjusted Eurodollar Rate or the Base Rate. Adjusted Eurodollar Rate term loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Adjusted Eurodollar Rate for a three month interest period and (y) 1.00% plus (ii) 4.00%. Base Rate term loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Base Rate and (y) 2.00% plus (ii) 3.00%. The interest rate as of September 30, 2019 was 6.10%.
Loans under the revolving credit facility bear interest at rates based upon, at our option, the Adjusted Eurodollar Rate or the Base Rate. Adjusted Eurodollar Rate revolving loans bear interest at a rate per annum equal to the sum of (i) the Adjusted Eurodollar Rate for a three month interest period plus (ii) 4.00%. Base Rate revolving loans bear interest at a rate per annum equal to the sum of (i) the Base Rate plus (ii) 3.00%. The unused commitment fee is 0.50%. There were no borrowings outstanding under the revolving credit facility as of September 30, 2019.
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
As of September 30, 2019, debt issuance costs were $3.3 million, net of $1.2 million of accumulated amortization. As of December 31, 2018, debt issuance costs were $3.9 million, net of $0.7 million of accumulated amortization.

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 14 — OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following:

(in thousands)	September 30, 2019	December 31, 2018

Operating lease liabilities	$16,301	$—
Income tax liabilities	6,980	7,069
Deferred revenue	85	19
Other non-current liabilities	406	2,090

Total	$23,772	$9,178
NOTE 15 — FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The following table presents the carrying amount and estimated fair value of financial instruments and certain liabilities measured at fair value as of September 30, 2019 and December 31, 2018. The following fair values are estimated using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	September 30, 2019				December 31, 2018
(in thousands)	Carrying amount	Fair value			Carrying amount	Fair value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$66,901	$66,901	$—	$—	$58,294	$58,294	$—	$—
Restricted cash	3,724	3,724	—	—	5,752	5,752	—	—
Investment in equity securities	40,093	40,093	—	—	36,181	36,181	—	—
Long-term receivable (Note 3)	2,333	—	—	2,333	2,221	—	—	2,221

Liabilities:
Senior secured term loan	294,002	—	282,977	—	338,822	—	330,351	—
Fair Value Measurements on a Recurring Basis
Cash and cash equivalents and restricted cash are carried at amounts that approximate their fair values due to the highly liquid nature of these instruments and were measured using Level 1 inputs.
Investment in equity securities is carried at fair value and consists of 3.5 million and 4.1 million shares of RESI common stock as of September 30, 2019 and December 31, 2018, respectively. The investment in equity securities is measured using Level 1 inputs as these securities have quoted prices in active markets.
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
Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk primarily consist of cash and cash equivalents and accounts receivable. Our policy is to deposit our cash and cash equivalents with larger, highly rated financial institutions. For the three and nine months ended September 30, 2019, 63% and 54%, respectively, of the Company’s revenue was from Ocwen (see Note 2 for additional information on Ocwen revenues and accounts receivable balance). The Company strives to mitigate its

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

concentrations of credit risk with respect to accounts receivable by actively monitoring past due accounts and the economic status of larger customers, if known.
NOTE 16 — SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Share Repurchase Program
On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. As of September 30, 2019, approximately 2.7 million shares of common stock remain available for repurchase under the program. We purchased 0.6 million shares of common stock at an average price of $21.03 per share during the nine months ended September 30, 2019 and 0.8 million shares at an average price of $27.48 per share during the nine months ended September 30, 2018 (0.3 million shares at an average price of $20.24 per share for the third quarter of 2019 and 21 thousand shares at an average price of $30.93 per share for the third quarter of 2018). Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of September 30, 2019, we can repurchase up to approximately $104 million of our common stock under Luxembourg law. Our Credit Agreement also limits the amount we can spend on share repurchases, which was approximately $443 million as of September 30, 2019, and may prevent repurchases in certain circumstances.
Share-Based Compensation
We issue share-based awards in the form of stock options, restricted shares and restricted share units for certain employees, officers and directors. We recognized share-based compensation expense of $8.3 million and $6.2 million for the nine months ended September 30, 2019 and 2018, respectively ($2.8 million and $2.0 million for the third quarter of 2019 and 2018, respectively). As of September 30, 2019, estimated unrecognized compensation costs related to share-based awards amounted to $11.7 million, which we expect to recognize over a weighted average remaining requisite service period of approximately 1.62 years.
Stock Options
Stock option grants are composed of a combination of service-based, market-based and performance-based options.
Service-Based Options. These options generally vest over three or four years with equal annual vesting and expire on the earlier of ten years after the date of grant or following termination of service. A total of 438 thousand service-based options were outstanding as of September 30, 2019.
Market-Based Options. These option grants generally have two components, each of which vests only upon the achievement of certain criteria. The first component, which we refer to as “ordinary performance” grants, generally consists of two-thirds of the market-based grant and begins to vest if the stock price is at least double the exercise price, as long as the stock price realizes a compounded annual gain of at least 20% over the exercise price. The remaining third of the market-based options, which we refer to as “extraordinary performance” grants, generally begins to vest if the stock price is at least triple the exercise price, as long as the stock price realizes a compounded annual gain of at least 25% over the exercise price. Market-based options vest in three or four year installments with the first installment vesting upon the achievement of the criteria and the remaining installments vesting thereafter in equal annual installments. Market-based options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service or in the final three years of the option term, in which case vesting will generally continue in accordance with the provisions of the award agreement. A total of 584 thousand market-based options were outstanding as of September 30, 2019.
Performance-Based Options. These option grants generally will vest if certain specific financial measures are achieved; one-fourth vests on each anniversary of the grant date. For certain other financial measures, options cliff-vest upon the achievement of the specific performance during the period from 2019 through 2021. The award of performance-based options is adjusted based on the level of achievement specified in the award agreements. If the performance criteria achieved is above threshold performance levels, participants have the opportunity to vest in 50% to 200% of the option grants, depending upon performance achieved. If the performance criteria achieved is below a certain threshold, the options are canceled. The options expire on the earlier of ten years after the date of grant or following termination of service. There were 472 thousand performance-based options outstanding as of September 30, 2019.
There were no stock options granted during the nine months ended September 30, 2019. Outstanding stock options increased by 228 thousand in February 2019 in connection with the determination of the level of achievement for certain performance-based

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

options granted in 2018. During the nine months ended September 30, 2018, 272 thousand stock options (at a weighted average exercise price of $25.06 per share) were granted.
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
We determined the expected option life of all service-based stock option grants using the simplified method, determined based on the graded vesting term plus the contractual term of the options, divided by two. We use the simplified method because we believe that our historical data does not provide a reasonable basis upon which to estimate expected option life.
The following table summarizes the weighted average grant date fair value of stock options granted per share, the total intrinsic value of stock options exercised and the grant date fair value of stock options that vested during the periods presented:

	Nine months ended September 30,
(in thousands, except per share amounts)	2019	2018

Weighted average grant date fair value of stock options granted per share	$—	$16.27
Intrinsic value of options exercised	52	4,584
Grant date fair value of stock options that vested	3,014	1,598
The following table summarizes the activity related to our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding as of December 31, 2018	1,440,566	$30.78	5.04	$945
Performance criteria achieved	227,849	24.98
Exercised	(20,635)	18.79
Forfeited	(153,289)	39.68

Outstanding as of September 30, 2019	1,494,491	29.15	4.74	257

Exercisable as of September 30, 2019	945,826	26.45	3.15	248
Other Share-Based Awards
The Company’s other share-based and similar types of awards are composed of restricted shares and restricted share units. The restricted shares and restricted share units are composed of a combination of service-based awards and performance-based awards.
Service-Based Awards. These awards generally vest over two to four year periods with (a) vesting in equal annual installments, or (b) vesting of all of the restricted shares and restricted share units at the end of the vesting period. A total of 520 thousand service-based awards were outstanding as of September 30, 2019. Beginning in 2019, service-based restricted share units were awarded as a component of most employees’ annual incentive compensation rather than cash.
Performance-Based Awards. These awards generally will vest if certain specific financial measures are achieved; one-third vests on each anniversary of the grant date or cliff-vest on the third anniversary of the grant date. The number of performance-based restricted shares and restricted share units that may vest will be based on the level of achievement, as specified in the award agreements. If the performance criteria achieved is above certain financial performance levels and Altisource’s share

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

performance is above certain established criteria, participants have the opportunity to vest in up to 225% of the restricted share unit award for certain awards, depending on performance achieved. If the performance criteria achieved is below a certain threshold, the award is canceled. A total of 150 thousand performance-based awards were outstanding as of September 30, 2019.
The Company granted 401 thousand restricted share units (at a weighted average grant date fair value of $24.61 per share) during the nine months ended September 30, 2019.
The following table summarizes the activity related to our restricted shares and restricted share units:

Number of restricted shares and restricted share units

Outstanding as of December 31, 2018	485,806
Granted	401,458
Issued	(117,312)
Forfeited/canceled	(100,244)

Outstanding as of September 30, 2019	669,708
NOTE 17 — REVENUE
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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018

Service revenue	$133,781	$196,906	$489,300	$594,533
Reimbursable expenses	7,213	6,815	16,484	23,970
Non-controlling interests	499	854	2,179	2,066

Total	$141,493	$204,575	$507,963	$620,569
Disaggregation of Revenue
Disaggregation of total revenues by major source is as follows:

(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Three months ended September 30, 2019	$125,939	$8,341	$7,213	$141,493
Three months ended September 30, 2018	173,581	24,179	6,815	204,575

Nine months ended September 30, 2019	452,643	38,836	16,484	507,963
Nine months ended September 30, 2018	527,743	68,856	23,970	620,569

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Contract Balances
Our contract assets consist of unbilled accounts receivable (see Note 5). Our contract liabilities consist of current deferred revenue as reported on the accompanying condensed consolidated balance sheets and non-current deferred revenue (see Note 14). Revenue recognized that was included in the contract liability at the beginning of the period, including amounts added to the contract liability as part of the cumulative effect of adopting FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), was $9.4 million and $17.4 million for the nine months ended September 30, 2019 and 2018, respectively ($0.9 million and $6.1 million for the third quarter of 2019 and 2018, respectively).
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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018

Compensation and benefits	$30,463	$49,707	$108,637	$159,342
Outside fees and services	61,314	73,096	182,483	207,073
Cost of real estate sold	393	1,092	42,763	17,591
Technology and telecommunications	10,298	10,230	27,124	30,533
Reimbursable expenses	7,213	6,815	16,484	23,970
Depreciation and amortization	1,225	6,640	10,160	19,471

Total	$110,906	$147,580	$387,651	$457,980
During the third quarter of 2019, we reclassified certain lease items recorded in the first half of the year. This resulted in a $1.6 million increase in technology and telecommunications expense and a $1.5 million decrease in depreciation and amortization expense for the third quarter of 2019.
NOTE 19 — SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses include payroll and employee benefits associated with personnel employed in executive, sales and marketing, finance, law, compliance, human resources, vendor management, facilities and risk management roles. This category also includes professional services fees, occupancy costs, marketing costs, depreciation and amortization of non-operating assets and other expenses. The components of selling, general and administrative expenses were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018

Compensation and benefits	$10,395	$11,991	$36,986	$37,757
Occupancy related costs	12,209	7,428	19,988	23,051
Amortization of intangible assets	3,298	6,620	15,489	21,311
Professional services	2,588	4,915	11,384	12,469
Marketing costs	3,481	4,267	9,402	11,852
Depreciation and amortization	(4,344)	1,054	4,036	5,272
Other	(443)	10,054	6,990	20,665

Total	$27,184	$46,329	$104,275	$132,377
During the third quarter of 2019, we reclassified certain operating lease items recorded in the first half of the year. This resulted in a $6.2 million increase in occupancy related costs and a $5.3 million decrease in depreciation and amortization expense for the third quarter of 2019.

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 20 — OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018

Interest income	$69	$224	$336	$455
Loss on debt refinancing	—	—	—	(4,434)
Other, net	337	(70)	972	1,544

Total	$406	$154	$1,308	$(2,435)
During the third quarter of 2019, we reclassified certain operating lease items recorded in the first half on 2019. This resulted in a $1.5 million decrease in interest expense for the third quarter of 2019.
NOTE 21 — INCOME TAXES
We recognized an income tax provision of $20.7 million and $6.1 million for the nine months ended September 30, 2019 and 2018, respectively ($5.4 million and $6.6 million for the third quarter of 2019 and 2018, respectively). The effective income tax rate increased to 98.9% for the nine months ended September 30, 2019 from 42.6% for the nine months ended September 30, 2018 (increased slightly to 41.5% for the third quarter of 2019 from 41.0% for the third quarter of 2018). The increase in the income tax provision for the nine months ended September 30, 2019 was driven by a $12.3 million reduction in Luxembourg deferred tax assets in connection with a decrease in the Luxembourg statutory income tax rate from 26.0% to 24.9% in the second quarter of 2019. The increase in the income tax provision for the nine months ended September 30, 2019 and the third quarter of 2019 was also due to a higher effective tax rate on the sale of the Financial Services Business (see Note 3) as a result of the jurisdictional mix of the net pretax gain on sale of this business. A component of the net gain represented a capital loss that did not result in a tax benefit due to a valuation allowance applied to the tax benefit. Excluding these items, the effective tax rate would have been 6.5% for the nine months ended September 30, 2019 and 40.0% for the third quarter of 2019.

NOTE 22 — EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities using the treasury stock method.
Basic and diluted EPS are calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018

Net income (loss) attributable to Altisource	$7,165	$8,667	$(1,863)	$6,103

Weighted average common shares outstanding, basic	15,897	17,033	16,133	17,184
Dilutive effect of stock options, restricted shares and restricted share units	254	542	—	485

Weighted average common shares outstanding, diluted	16,151	17,575	16,133	17,669

Earnings (loss) per share:
Basic	$0.45	$0.51	$(0.12)	$0.36
Diluted	$0.44	$0.49	$(0.12)	$0.35

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

For the nine months ended September 30, 2019 and 2018, 1.6 million and 0.8 million, respectively (1.5 million and 0.6 million for the third quarter of 2019 and 2018, respectively), stock options, restricted shares and restricted share units were excluded from the computation of EPS, as a result of the following:

•
For the nine months ended September 30, 2019 and 2018, 0.5 million and 0.3 million, respectively (0.7 million and 0.1 million for the third quarter of 2019 and 2018, respectively), stock options were anti-dilutive and have been excluded from the computation of diluted EPS because their exercise price was greater than the average market price of our common stock

•
For the nine months ended September 30, 2019 and 2018, 0.8 million and 0.5 million, respectively (0.8 million and 0.5 million for the third quarter of 2019 and 2018, respectively), stock options, restricted shares and restricted share units, which begin to vest upon the achievement of certain market criteria related to our common stock price, performance criteria and an annualized rate of return to shareholders that have not yet been met, and have been excluded from the computation of diluted EPS

•
As a result of the net loss attributable to Altisource for the nine months ended September 30, 2019, 0.3 million stock options, restricted shares and restricted share units were excluded from the computation of diluted EPS, as their impacts were anti-dilutive

NOTE 23 — RESTRUCTURING CHARGES
In August 2018, Altisource initiated Project Catalyst, a project intended to optimize its operations and reduce costs to better align its cost structure with its anticipated revenues and improve its operating margins. During the nine months ended September 30, 2019 and 2018, Altisource incurred $9.1 million and $3.4 million, respectively, of severance costs, professional services fees and technology costs related to the reorganization plan ($2.8 million and $3.4 million for the third quarter of 2019 and 2018, respectively). We expect to incur additional severance costs, professional services fees, technology costs and facility consolidation costs in connection with this internal reorganization, automation and other technology related activities and will expense those costs as incurred. Based on our analysis, we currently anticipate the future costs relating to Project Catalyst to be in the range of approximately $12 million to $15 million.
NOTE 24 — COMMITMENTS, CONTINGENCIES AND REGULATORY MATTERS
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
Sales Taxes
On June 21, 2018, the United States Supreme Court rendered a 5-4 majority decision in South Dakota v. Wayfair, Inc., holding that a state may require a remote seller with no physical presence in the state to collect and remit sales tax on goods and services provided to purchasers in the state, overturning certain existing court precedent. During the nine months ended September 30, 2019, the Company completed the analysis of its services for potential exposure to sales tax in various jurisdictions in the United States. The Company recognized a $0.4 million and $5.9 million net loss for the nine months ended September 30, 2019 and 2018, respectively ($1.7 million gain and $5.9 million loss for the third quarter of 2019 and 2018, respectively) in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss). During the third quarter of 2019, we recognized a net reimbursement from clients of $1.7 million of sales taxes previously accrued and paid. The Company began invoicing, collecting and remitting sales tax in applicable jurisdictions in 2019. The Company is also in the process of seeking additional reimbursements for sales tax payments from clients; however, there can be no assurance that the Company will be successful in collecting some or all of such additional reimbursements. Future changes in our estimated

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

sales tax exposure could result in a material adjustment to our condensed consolidated financial statements, which would impact our financial condition and results of operations.
Ocwen Related Matters
As discussed in Note 2, during the three and nine months ended September 30, 2019, Ocwen was our largest customer, accounting for 54% of our total revenue (63% of our revenue for the third quarter of 2019). Additionally, 6% of our revenue for the nine months ended September 30, 2019 (6% of our revenue for the third quarter of 2019) was earned on the loan portfolios serviced by Ocwen, when a party other than Ocwen or the MSR owner selected Altisource as the service provider.
Ocwen has disclosed that it is subject to a number of ongoing federal and state regulatory examinations, cease and desist orders, consent orders, inquiries, subpoenas, civil investigative demands, requests for information and other actions and is subject to pending legal proceedings, some of which include claims against Ocwen for substantial monetary damages. In addition to monetary damages, various complaints have sought to obtain permanent injunctive relief, consumer redress, refunds, restitution, disgorgement, civil penalties, costs and fees and other relief. Existing or future similar matters could result in, and in some cases, have resulted in, adverse regulatory or other actions against Ocwen. Previous regulatory actions against Ocwen have subjected Ocwen to independent oversight of its operations and placed certain restrictions on its ability to acquire servicing rights. In addition to the above, Ocwen may become subject to future adverse regulatory or other actions.
Ocwen has disclosed that NRZ is its largest client. As of June 30, 2019, NRZ owned MSRs or rights to MSRs relating to approximately 53% of loans serviced and subserviced by Ocwen (measured in UPB). In July 2017 and January 2018, Ocwen and NRZ entered into a series of agreements pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer from Ocwen to NRZ of Ocwen’s legal title to the Subject MSRs and under which Ocwen will subservice mortgage loans underlying the Subject MSRs for an initial term of five years. NRZ can terminate its sub-servicing agreement with Ocwen in exchange for the payment of a termination fee.
The existence or outcome of Ocwen regulatory matters or the termination of the NRZ sub-servicing agreement with Ocwen may have significant adverse effects on Ocwen’s business and/or our continuing relationship with Ocwen. For example, Ocwen may be required to alter the way it conducts business, including the parties it contracts with for services, it may be required to seek changes to its existing pricing structure with us, it may lose its non-government-sponsored enterprise (“GSE”) servicing rights or subservicing arrangements or may lose one or more of its state servicing or origination licenses. Additional regulatory actions or adverse financial developments may impose additional restrictions on or require changes in Ocwen’s business that could require it to sell assets or change its business operations. Any or all of these effects and others could result in our eventual loss of Ocwen as a customer or a reduction in the number and/or volume of services they purchase from us or the loss of other customers.
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

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Leases
We lease certain premises and equipment, primarily consisting of office space and information technology equipment. Effective January 1, 2019, we adopted the provisions of Topic 842, resulting in recognition of $42.1 million of right-of-use assets in right-of-use-assets under operating leases and $45.5 million of operating lease liabilities (see Note 1). Certain of our leases include options to renew at our discretion or terminate leases early, and these options are considered in our determination of the expected lease term. Certain of our lease agreements include rental payments adjusted periodically for inflation. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. We sublease certain office space to third parties. Sublease income was $1.3 million and $1.2 million for the nine months ended September 30, 2019 and 2018, respectively ($0.5 million and $0.4 million for the third quarter of 2019 and 2018, respectively). The amortization period of right-of-use assets are generally limited by the expected lease term. Our leases generally have expected lease terms at adoption of one to six years.
Information about our lease terms and our discount rate assumption is as follows:

As of September 30, 2019

Weighted average remaining lease term (in years)	3.22
Weighted average discount rate	7.14%
Our lease activity during the period is as follows:

(in thousands)	Three months ended September 30, 2019	Nine months ended September 30, 2019

Operating lease costs:
Selling, general and administrative expense	$3,103	$8,368
Cost of revenue	751	2,279

Cash used in operating activities for amounts included in the measurement of lease liabilities	3,771	12,228
Short-term (less than one year) lease costs	1,539	3,848
Maturities of our lease liabilities as of September 30, 2019 are as follows:

(in thousands)	Operating lease liabilities

2019	$3,460
2020	11,627
2021	7,837
2022	4,736
2023	3,323
Thereafter	1,338
Total lease payments	32,321
Less interest	(4,056)

Present value of lease liabilities	$28,265
Escrow Balances
We hold customers’ assets in escrow accounts at various financial institutions pending completion of certain real estate activities. These amounts are held in escrow accounts for limited periods of time and are not included in the accompanying condensed consolidated balance sheets. Amounts held in escrow accounts were $34.7 million and $23.6 million as of September 30, 2019 and December 31, 2018, respectively.
NOTE 25 — SUBSEQUENT EVENT
On October 8, 2019, the Company announced that it intends to wind down and close the Owners.com business. The Company believes that closing Owners.com supports its simplification strategy, eliminates the cash burn associated with this earlier stage business, and increases focus on our core real estate and mortgage businesses. For the nine months ended September 30, 2019, Owners.com generated $5.9 million of revenue and $12.8 million of loss before income taxes. In connection with the exit of the Owners.com business, the Company estimates that it will recognize a $5.9 million non-cash goodwill and intangible assets impairment charge in the fourth quarter of 2019 as well as wind-down and severance costs. Owners.com is not material in relation to the Company’s results of operations or financial position.

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
Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the risks discussed in the Risk Factors section of our Form 10-K for the year ended December 31, 2018 including:

•	our ability to retain Ocwen Financial Corporation (together with its subsidiaries, “Ocwen”) as a customer or our ability to receive the anticipated volume of referrals from Ocwen;

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

•	our ability to execute on our strategic plan;

•	our ability to retain our existing customers, expand relationships and attract new customers;

•	our ability to comply with governmental regulations and policies and any changes in such regulations and policies;

•	the level of loan delinquencies and charge-offs;

•	the level of origination volume;

•	technology incidents, data breaches and cybersecurity risks; and

•	significant changes in tax regulations and interpretations in the countries, states and local jurisdictions in which we operate.
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
Earlier Stage Businesses

•
Owners.com® technology-enabled real estate brokerage and provider of related mortgage brokerage and title services (on October 8, 2019, we announced the intent to wind down and close the Owners.com business)

•	Pointillist® customer journey analytics platform
Other

•	Financial Services business, including post-charge-off consumer debt and mortgage charge-off collection services and customer relationship management services (sold on July 1, 2019)

•
Buy-Renovate-Lease-Sell (“BRS”) short-term investments in real estate (this business was discontinued in 2019 with the majority of the BRS inventory sold in the second quarter of 2019 and the remaining inventory sold in the third quarter of 2019)

•
Residential loan servicing technologies, document management platform and information technology infrastructure management services (these services are being terminated following Ocwen’s transition to another servicing platform)

•	Commercial loan servicing technology
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

Strategy and Core Businesses
We are focused on becoming one of the premier providers of mortgage and real estate marketplaces and related services to a broad and diversified customer base. The real estate and mortgage marketplaces represent large markets. We believe our scale and suite of offerings to these large markets provide us with competitive advantages that could support our growth.
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
We also provide services to loan originators (or other similar mortgage market participants) in originating, buying and selling residential mortgages. We provide a suite of services and technologies to meet the evolving and growing needs of lenders, mortgage purchasers and securitizers. We are focused on attempting to grow referrals from our existing customer base and attract new customers to our offerings. We have a customer base that includes Lenders One cooperative mortgage bankers and mid-size and larger bank and non-bank loan originators. We believe our suite of services and technologies positions us to grow our relationships with our existing customer base by providing additional products, services and solutions to these customers. During periods of rising delinquency rates, we believe we are well positioned to attract new customers as prospects consolidate to larger, full-service providers and outsource services that have historically been performed in-house.
Our earlier stage businesses include Owners.com and Pointillist. However, on October 8, 2019, we announced our intent to wind down and close the Owners.com business to increase focus on core operations and to support our simplification strategy and eliminate cash burn associated with this earlier stage business. Pointillist was developed by Altisource through our consumer analytics capabilities. We believe it is a potentially disruptive SaaS-based platform which provides unique customer journey analytics at scale and enables customers to engage through our intelligent platform. In September 2019, we announced the creation of Pointillist, Inc. (“Pointillist”) as its own legal entity to position it for accelerated growth and outside investment and contributed the Pointillist business and $8.5 million to it. Pointillist is owned by Altisource and management of Pointillist. Management of Pointillist owns a non-controlling interest representing 12% of the outstanding equity of Pointillist. Additional equity shares of Pointillist are available for issuance to management and board members of Pointillist. Altisource has an option, but no ongoing obligation, to participate in future funding of Pointillist.
Share Repurchase Program
On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. As of September 30, 2019, approximately 2.7 million shares of common stock remain available for repurchase under the program. We purchased 0.6 million shares of common stock at an average price of $21.03 per share during the nine months ended September 30, 2019 and 0.8 million shares at an average price of $27.48 per share during the nine months ended September 30, 2018 (0.3 million shares at an average price of $20.24 per share for the third quarter of 2019 and 21 thousand shares at an average price of $30.93 per share for the third quarter of 2018). Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of September 30, 2019, we can repurchase up to approximately $104 million of our common stock under Luxembourg law. Our Credit Agreement also limits the amount we can spend on share repurchases, which was approximately $443 million as of September 30, 2019, and may prevent repurchases in certain circumstances.
Ocwen Related Matters
During the three and nine months ended September 30, 2019, Ocwen was our largest customer, accounting for 54% of our total revenue for the nine months ended September 30, 2019 (63% of our revenue for the third quarter of 2019). Additionally, 6% of our revenue for the nine months ended September 30, 2019 (6% of our revenue for the third quarter of 2019) was earned on the loan portfolios serviced by Ocwen, when a party other than Ocwen or the mortgage servicing rights (“MSRs”) owner selected Altisource as the service provider.
Ocwen has disclosed that it is subject to a number of ongoing federal and state regulatory examinations, cease and desist orders, consent orders, inquiries, subpoenas, civil investigative demands, requests for information and other actions and is subject to pending legal proceedings, some of which include claims against Ocwen for substantial monetary damages. In addition to monetary damages, various complaints have sought to obtain permanent injunctive relief, consumer redress, refunds, restitution, disgorgement, civil penalties, costs and fees and other relief. Existing or future similar matters could result in, and in some cases, have resulted in, adverse regulatory or other actions against Ocwen. Previous regulatory actions against Ocwen have subjected Ocwen to independent oversight of its operations and placed certain restrictions on its ability to acquire servicing rights. In addition to the above, Ocwen may become subject to future adverse regulatory or other actions.
Ocwen has disclosed that NRZ is its largest client. As of June 30, 2019, NRZ owned MSRs or rights to MSRs relating to approximately 53% of loans serviced and subserviced by Ocwen (measured in unpaid principal balances). In July 2017 and January 2018, Ocwen and NRZ entered into a series of agreements pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer from Ocwen to NRZ of Ocwen’s legal title to certain of its MSRs (the “Subject MSRs”) and under which Ocwen will subservice mortgage loans underlying the MSRs for an initial term of five years. NRZ can terminate its sub-servicing agreement with Ocwen in exchange for the payment of a termination fee.
The existence or outcome of Ocwen regulatory matters or the termination of the NRZ sub-servicing agreement with Ocwen may have significant adverse effects on Ocwen’s business and/or our continuing relationship with Ocwen. For example, Ocwen may be required to alter the way it conducts business, including the parties it contracts with for services, it may be required to seek changes to its existing pricing structure with us, it may lose its non-GSE servicing rights or subservicing arrangements or may lose one or more of its state servicing or origination licenses. Additional regulatory actions or adverse financial developments may impose additional restrictions on or require changes in Ocwen’s business that could require it to sell assets or change its business operations. Any or all of these effects and others could result in our eventual loss of Ocwen as a customer or a reduction in the number and/or volume of services they purchase from us or the loss of other customers.
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
Factors Affecting Comparability
The following items impact the comparability of our results:

•
On March 28, 2019, Altisource entered into a definitive agreement to sell its Financial Services business, consisting of post-charge-off consumer debt and mortgage charge-off collection services and customer relationship management services (the “Financial Services Business”) to Transworld Systems Inc. (“TSI”) for $44.0 million consisting of an up-front payment of $40.0 million, subject to a working capital adjustment and transaction costs upon closing of the sale, and an additional $4.0 million payment on the one year anniversary of the sale closing. The sale closed on July 1, 2019 and in connection with this sale, we recognized a $17.6 million pretax gain on sale for the nine months ended September 30, 2019 and the third quarter of 2019. The parties also entered into a transition services agreement to provide for the management and orderly transition of certain services and technologies to TSI for periods ranging from 2 months to 13 months. On July 17, 2019, Altisource used $37.0 million of the net up-front payment to repay a portion of its senior secured term loan.

•
On June 28, 2019, the Company sold the majority of its short-term investments in real estate (“BRS Inventory”) to Lafayette Real Estate for $38.9 million and incurred closing costs of $1.8 million. In September 2019, the Company sold the remaining two BRS Inventory homes for $0.4 million.

•
In May 2019, the Company began selling its investment in Front Yard Residential Corporation (“RESI”) common stock. During the nine months ended September 30, 2019, the Company sold 0.7 million shares for net proceeds of $7.8 million (0.1 million shares for net proceeds of $1.3 million for the third quarter of 2019). As required by the senior secured term loan agreement, the Company is using the net proceeds to repay a portion of its senior secured term loan.

•
During the nine months ended September 30, 2019 and 2018, the Company recognized an unrealized gain (loss) of $11.7 million and $(4.2) million, respectively ($(2.3) million and $1.8 million for the third quarter of 2019 and 2018, respectively) on its investment in RESI common shares in other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive income (loss) from changes in the market value of RESI common shares.

•
Effective January 1, 2019, the Company implemented a new accounting standard on leases which required the recognition of operating leases by companies as operating lease liabilities on their balance sheets and also required the recognition of right-of-use assets. Adoption of this new standard resulted in the recognition of $42.1 million of right-of-use assets in right-of-use assets under operating leases, $45.5 million of operating lease liabilities ($16.7 million in other current liabilities and $28.8 million in other non-current liabilities) and reduced accrued rent and lease incentives by $3.4 million in accounts payable and accrued liabilities and other non-current liabilities on the accompanying condensed consolidated balance sheets (see Notes 1 and 24 to the condensed consolidated financial statements for additional information regarding this accounting change). In connection with the adoption of the new accounting standard on leases, the Company initially recorded the operating lease expense as components of depreciation and amortization and interest expense. During the third quarter of 2019, the Company reclassified certain operating lease items recorded in the first half of 2019. This resulted in a $1.6 million increase in technology and telecommunications expense and a $1.5 million decrease in depreciation and amortization expense in cost of revenue, a $6.2 million increase in occupancy related costs and a $5.3 million decrease in depreciation and amortization expense in selling, general and administrative expense (“SG&A”), and a $1.5 million decrease in interest expense, for the third quarter of 2019. For the nine months ended September 30, 2019, operating lease expenses in cost of revenue, SG&A and interest expense are consistent with the new accounting standard on leases and comparable with the prior year.

•
In August 2018, Altisource initiated Project Catalyst, a project intended to optimize its operations and reduce costs to better align its cost structure with its anticipated revenues and improve its operating margins. During the nine months ended September 30, 2019 and 2018, Altisource incurred $9.1 million and $3.4 million, respectively, of severance costs, professional services fees and technology costs related to the reorganization plan ($2.8 million and $3.4 million for the third quarter of 2019 and 2018, respectively). Altisource expects to incur additional severance costs, professional services fees, technology costs and facility consolidation costs in connection with this internal reorganization, automation and other technology related activities and will expense those costs as incurred. Based on the Company’s analysis, it currently anticipates the future costs relating to Project Catalyst to be in the range of approximately $12 million to $15 million.

•
In August 2018, the Company sold its rental property management business to RESI for total transaction proceeds of $18.0 million, $15.0 million of which was received on the closing date of August 8, 2018 and $3.0 million of which will be received on the earlier of a RESI change of control or August 8, 2023. The Company recognized a $13.7 million pretax gain on the sale of this business during the third quarter of 2018 in the condensed consolidated statements of operations and comprehensive income (loss) in connection with this transaction. See Note 3 to the condensed consolidated financial statements.

•
On June 21, 2018, the United States Supreme Court rendered a 5-4 majority decision in South Dakota v. Wayfair, Inc., holding that a state may require a remote seller with no physical presence in the state to collect and remit sales tax on goods and services provided to purchasers in the state, overturning certain existing court precedent. During the nine months ended September 30, 2019, the Company completed the analysis of its services for potential exposure to sales tax in various jurisdictions in the United States. The Company recognized a $0.4 million and $5.9 million loss for the nine months ended September 30, 2019 and 2018, respectively ($1.7 million gain and $5.9 million loss for the third quarter of 2019 and 2018, respectively), in SG&A in the accompanying condensed consolidated statements of operations and comprehensive income (loss). During the third quarter of 2019, we recognized a net reimbursement from clients of $1.7 million of sales taxes. The Company began invoicing, collecting and remitting sales tax in applicable jurisdictions in 2019. The Company is also in the process of seeking additional reimbursements for sales tax payments from clients; however, there can be no assurance that the Company will be successful in collecting some or all of such additional reimbursements. Future changes in our estimated sales tax exposure could result in a material adjustment to our condensed consolidated financial statements which would impact our financial condition and results of operations.

•
On April 3, 2018, Altisource and its wholly-owned subsidiary, Altisource S.à r.l. entered into a credit agreement (the “Credit Agreement”) with Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, and certain lenders, pursuant to which, among other things, Altisource borrowed $412.0 million in the form of Term B Loans. Proceeds from the Term B Loans were used to repay the Company’s prior senior secured term loan. In connection with the refinancing, we recognized a loss of $4.4 million from the write-off of unamortized debt issuance costs and debt discount for the nine months ended September 30, 2018 and third quarter of 2018 (no comparative amounts for the nine months ended September 30, 2019 and the third quarter of 2019).

•
The Company recognized an income tax provision of $20.7 million and $6.1 million for the nine months ended September 30, 2019 and 2018, respectively ($5.4 million and $6.6 million for the third quarter of 2019 and 2018, respectively). The effective income tax rate increased to 98.9% for the nine months ended September 30, 2019 from 42.6% for the nine months ended September 30, 2018 (increased slightly to 41.5% for the third quarter of 2019 from 41.0% for the third quarter of 2018). The increase in the income tax provision for the nine months ended September 30, 2019 was driven by a $12.3 million reduction in Luxembourg deferred tax assets in connection with a decrease in the Luxembourg statutory income tax rate from 26.0% to 24.9% in the second quarter of 2019. The increase in the income tax provision for the nine months ended September 30, 2019 and the third quarter of 2019 was also due to a higher effective tax rate on the sale of the Financial Services Business, as discussed above, as a result of the jurisdictional mix of the net pretax gain on the sale of this business. A component of the net gain represented a capital loss that did not result in a tax benefit due to a valuation allowance applied to the tax benefit. Excluding these items, the effective tax rate would have been 6.5% for the nine months ended September 30, 2019 and 40.0% for the third quarter of 2019.

RESULTS OF OPERATIONS
Summary Results
The following is a discussion of our results of operations for the periods indicated.
The following table sets forth information regarding our consolidated results of operations:

	Three months ended September 30,			Nine months ended September 30,
(in thousands, except per share data)	2019	2018	% Increase (decrease)	2019	2018	% Increase (decrease)

Service revenue	$133,781	$196,906	(32)	$489,300	$594,533	(18)
Reimbursable expenses	7,213	6,815	6	16,484	23,970	(31)
Non-controlling interests	499	854	(42)	2,179	2,066	5
Total revenue	141,493	204,575	(31)	507,963	620,569	(18)
Cost of revenue	110,906	147,580	(25)	387,651	457,980	(15)
Gross profit	30,587	56,995	(46)	120,312	162,589	(26)
Operating expenses (income):
Selling, general and administrative expenses	27,184	46,329	(41)	104,275	132,377	(21)
Gain on sale of businesses	(17,558)	(13,688)	28	(17,558)	(13,688)	28
Restructuring charges	2,761	3,436	(20)	9,080	3,436	164
Income from operations	18,200	20,918	(13)	24,515	40,464	(39)
Other income (expense), net
Interest expense	(3,357)	(6,725)	(50)	(16,656)	(19,615)	(15)
Unrealized (loss) gain on investment in equity securities	(2,294)	1,782	(229)	11,731	(4,186)	380
Other income (expense), net	406	154	164	1,308	(2,435)	154
Total other income (expense), net	(5,245)	(4,789)	10	(3,617)	(26,236)	(86)

Income before income taxes and non-controlling interests	12,955	16,129	(20)	20,898	14,228	47
Income tax provision	(5,379)	(6,608)	(19)	(20,670)	(6,059)	241

Net income	7,576	9,521	(20)	228	8,169	(97)
Net income attributable to non-controlling interests	(411)	(854)	(52)	(2,091)	(2,066)	1

Net income (loss) attributable to Altisource	$7,165	$8,667	(17)	$(1,863)	$6,103	(131)

Margins:
Gross profit/service revenue	23%	29%		25%	27%
Income from operations/service revenue	14%	11%		5%	7%

Earnings (loss) per share:
Basic	$0.45	$0.51	(12)	$(0.12)	$0.36	(133)
Diluted	$0.44	$0.49	(10)	$(0.12)	$0.35	(134)

Weighted average shares outstanding:
Basic	15,897	17,033	(7)	16,133	17,184	(6)
Diluted	16,151	17,575	(8)	16,133	17,669	(9)

Revenue
Revenue by line of business was as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2019	2018	% Increase (decrease)	2019	2018	% Increase (decrease)

Service revenue:
Field Services	$69,873	$76,719	(9)	$204,355	$217,027	(6)
Marketplace	25,910	44,033	(41)	95,480	146,489	(35)
Mortgage and Real Estate Solutions	31,728	35,749	(11)	85,081	100,360	(15)
Earlier Stage Businesses	2,492	2,770	(10)	6,903	6,607	4
Other	3,778	37,635	(90)	97,481	124,050	(21)
Total service revenue	133,781	196,906	(32)	489,300	594,533	(18)

Reimbursable expenses:
Field Services	2,008	4,811	(58)	7,082	17,014	(58)
Marketplace	4,175	814	N/M	6,410	3,109	106
Mortgage and Real Estate Solutions	1,030	1,177	(12)	2,802	3,812	(26)
Other	—	13	(100)	190	35	N/M
Total reimbursable expenses	7,213	6,815	6	16,484	23,970	(31)

Non-controlling interests:
Mortgage and Real Estate Solutions	499	854	(42)	2,179	2,066	5

Total revenue	$141,493	$204,575	(31)	$507,963	$620,569	(18)
N/M — not meaningful.
We recognized service revenue of $489.3 million for the nine months ended September 30, 2019, an 18% decrease compared to the nine months ended September 30, 2018 ($133.8 million for the third quarter of 2019, a 32% decrease compared to the third quarter of 2018). Field Services, Marketplace and Mortgage and Real Estate Solutions were negatively impacted during these periods by the reduction in the size of Ocwen’s portfolio and number of delinquent loans, RESI’s smaller portfolio of non-performing loans and REO and the temporary impact that Ocwen’s transition to another servicing system had on default related referral volume and REO inventory conversion rates. The Company estimates that revenue was approximately $7.8 million lower in the third quarter of 2019 because of lower REO inventory conversion rates related to Ocwen’s transition to a new servicing system. The Company believes that the lower conversion rates are largely a timing item and anticipates returning to normal conversion rates during the fourth quarter of 2019 and the first half of 2020. In addition, service revenue declined from the July 1, 2019 sale of the Financial Services Business and lower REALServicing revenue from Ocwen’s second quarter 2019 migration to another servicing system. Service revenue for the third quarter of 2019 was also lower than the third quarter of 2018 from the discontinuation of the BRS business.
We recognized reimbursable expense revenue of $16.5 million for the nine months ended September 30, 2019, a 31% decrease compared to the nine months ended September 30, 2018 ($7.2 million for the third quarter of 2019, a 6% increase compared to the third quarter of 2018). The decrease in reimbursable expense revenue for the nine months ended September 30, 2019 was primarily for the reasons discussed in service revenue above, partially offset by an increase in reimbursable expense revenue for Marketplace related to new early stage disposition services performed. The increase in the third quarter of 2019 was primarily driven by the increase in Marketplace revenue related to new early stage disposition services performed, partially offset by decreases related to the same reasons discussed in service revenue above.
Certain of our revenues are impacted by seasonality. More specifically, revenues from property sales, loan originations and certain Field Services typically tend to be at their lowest level during the fall and winter months and at their highest level during the spring and summer months.
Cost of Revenue and Gross Profit
Cost of revenue principally includes payroll and employee benefits associated with personnel employed in operations roles, fees paid to external providers related to the provision of services, cost of real estate sold, reimbursable expenses, technology and telecommunications costs and depreciation and amortization of operating assets.

Cost of revenue consisted of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2019	2018	% Increase (decrease)	2019	2018	% Increase (decrease)

Compensation and benefits	$30,463	$49,707	(39)	$108,637	$159,342	(32)
Outside fees and services	61,314	73,096	(16)	182,483	207,073	(12)
Cost of real estate sold	393	1,092	(64)	42,763	17,591	143
Technology and telecommunications	10,298	10,230	1	27,124	30,533	(11)
Reimbursable expenses	7,213	6,815	6	16,484	23,970	(31)
Depreciation and amortization	1,225	6,640	(82)	10,160	19,471	(48)

Cost of revenue	$110,906	$147,580	(25)	$387,651	$457,980	(15)
We recognized cost of revenue of $387.7 million for the nine months ended September 30, 2019, a 15% decrease compared to the nine months ended September 30, 2018 ($110.9 million for the third quarter of 2019, a 25% decrease compared to the third quarter of 2018). The decreases were primarily driven by lower revenue in Field Services, Marketplace and Mortgage and Real Estate Solutions businesses, the July 1, 2019 sale of the Financial Services Business, the transfer of employees to SG&A functions in connection with the Project Catalyst reorganization and from the second quarter 2019 completion of the depreciation period for certain premises and equipment. The decrease in cost of revenue for the third quarter of 2019 compared to the same period in 2018 was partially offset by higher cost of real estate sold from the sale of all of the BRS Inventory in 2019. During the third quarter of 2019, we reclassified certain operating lease items recorded in the first half of 2019. This resulted in a $1.6 million increase in technology and telecommunications expense and a $1.5 million decrease in depreciation and amortization expense in cost of revenue for the third quarter of 2019.
Gross profit decreased to $120.3 million, representing 25% of service revenue, for the nine months ended September 30, 2019 compared to $162.6 million, representing 27% of service revenue, for the nine months ended September 30, 2018 (decreased to $30.6 million, representing 23% of service revenue, for the third quarter of 2019 compared to $57.0 million, representing 29% of service revenue, for the third quarter of 2018). Gross profit as a percentage of service revenue for the three and nine months ended September 30, 2019 decreased compared to the three and nine months ended September 30, 2018, primarily due to revenue mix with lower revenue from higher margin businesses, including the impact of the July 1, 2019 sale of the Financial Services Business. The revenue mix change was impacted by Ocwen's servicing system transition as discussed above. Absent the transition, we believe we would have had substantially higher Hubzu sale conversion rates generating substantially more revenue at higher margins. Gross profit as a percentage of service revenue for the nine months ended September 30, 2019 compared to the same period in 2018 was also impacted by higher 2019 revenue from the sale of the BRS Inventory, which incurred a loss. These decreases were partially offset by our Project Catalyst cost reduction initiatives.
Selling, General and Administrative Expenses
SG&A includes payroll for personnel employed in executive, sales and marketing, finance, law, compliance, human resources, vendor management, facilities and risk management roles. This category also includes professional services fees, occupancy costs, marketing costs, depreciation and amortization of non-operating assets and other expenses.
SG&A expenses consisted of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2019	2018	% Increase (decrease)	2019	2018	% Increase (decrease)

Compensation and benefits	$10,395	$11,991	(13)	$36,986	$37,757	(2)
Occupancy related costs	12,209	7,428	64	19,988	23,051	(13)
Amortization of intangible assets	3,298	6,620	(50)	15,489	21,311	(27)
Professional services	2,588	4,915	(47)	11,384	12,469	(9)
Marketing costs	3,481	4,267	(18)	9,402	11,852	(21)
Depreciation and amortization	(4,344)	1,054	N/M	4,036	5,272	(23)
Other	(443)	10,054	(104)	6,990	20,665	(66)

Selling, general and administrative expenses	$27,184	$46,329	(41)	$104,275	$132,377	(21)
N/M — not meaningful.

SG&A for the nine months ended September 30, 2019 of $104.3 million decreased by 21% compared to the nine months ended September 30, 2018 ($27.2 million for the third quarter of 2019, a 41% decrease compared to the third quarter of 2018). The decreases were primarily driven by lower amortization of intangible assets and Other expenses. The decreases in amortization of intangible assets were driven by lower revenue generated by the Homeward Residential, Inc. and Residential Capital, LLC portfolios (revenue-based amortization), consistent with the reduction in the size of Ocwen’s portfolio discussed in the revenue section above, and the July 1, 2019 sale of the Financial Services Business. Other expenses decreased primarily due to a $5.9 million contingent loss accrual for sales tax exposure in the United States recognized in the third quarter of 2018 and a net reimbursement from clients of $1.7 million of sales taxes in the third quarter of 2019, lower travel and entertainment costs driven by Project Catalyst cost reduction initiatives and lower bad debt expense. In addition, during the third quarter of 2019, we reclassified certain operating lease items recorded in the first half of 2019. This resulted in a $6.2 million increase in occupancy related costs and a $5.3 million decrease in depreciation and amortization expense in SG&A for the third quarter of 2019. For the nine months ended September 30, 2019, operating lease expenses in SG&A are consistent with the new accounting standard on leases and comparable with the prior year.
Other Operating Expenses (Income)

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2019	2018	% Increase (decrease)	2019	2018	% Increase (decrease)

Gain on sale of businesses	$(17,558)	$(13,688)	28	$(17,558)	$(13,688)	28
Restructuring charges	2,761	3,436	(20)	9,080	3,436	164

Other operating income, net	$(14,797)	$(10,252)	44	$(8,478)	$(10,252)	(17)
On March 28, 2019, Altisource entered into a definitive agreement to sell the Financial Services Business to TSI for $44.0 million consisting of an up-front payment of $40.0 million, subject to a working capital adjustment and transaction costs upon closing of the sale, and an additional $4.0 million payment on the one year anniversary of the sale closing. The sale closed on July 1, 2019 and in connection with this sale, we recognized a $17.6 million pretax gain on sale for the nine months ended September 30, 2019 and the third quarter of 2019.
In August 2018, we sold our rental property management business to RESI for total transaction proceeds of $18.0 million, $15.0 million of which was received on the closing date of August 8, 2018 and $3.0 million of which will be received on the earlier of a RESI change of control or August 8, 2023. In connection with the sale, we recognized a $13.7 million pretax gain on sale for the nine months ended September 30, 2018 and the third quarter of 2018 in connection with this transaction.
In August 2018, Altisource initiated Project Catalyst, a project intended to optimize our operations and reduce costs to better align its cost structure with its anticipated revenues and improve our operating margins. During the nine months ended September 30, 2019 and 2018, Altisource incurred $9.1 million and $3.4 million, respectively, of severance costs, professional services fees and technology costs related to the reorganization plan ($2.8 million and $3.4 million for the third quarter of 2019 and 2018, respectively). We expect to incur additional severance costs, professional services fees, technology costs and facility consolidation costs in connection with this internal reorganization, automation and other technology related activities and will expense those costs as incurred. Based on our analysis, we currently anticipate the future costs relating to Project Catalyst to be in the range of approximately $12 million to $15 million.
Income from Operations
Income from operations decreased to $24.5 million, representing 5% of service revenue, for the nine months ended September 30, 2019, compared to $40.5 million, representing 7% of service revenue, for the nine months ended September 30, 2018 (decreased to $18.2 million, representing 14% of service revenue, for the third quarter of 2019 compared to $20.9 million, representing 11% of service revenue, for the third quarter of 2018). Income from operations as a percentage of service revenue for the nine months ended September 30, 2019 decreased primarily as a result of lower gross margins and higher restructuring costs, partially offset by lower SG&A expenses and a higher gain on the sale of businesses during the nine months ended September 30, 2019, as discussed above. Income from operations as a percentage of service revenue for the third quarter of 2019 increased primarily as a result of lower SG&A and a higher gain on the sale of businesses, partially offset by lower gross margins, as discussed above.
Other Income (Expense), net
Other income (expense), net principally includes interest expense, unrealized (loss) gain on our investment in RESI common shares and other non-operating gains and losses.

Other income (expense), net was $(3.6) million for the nine months ended September 30, 2019 compared to $(26.2) million for the nine months ended September 30, 2018 ($(5.2) million for the third quarter of 2019 and $(4.8) million for the third quarter of 2018). The decrease in other expense for the nine months ended September 30, 2019 was primarily driven by an $11.7 million unrealized gain on our investment in RESI common shares compared to a $(4.2) million unrealized loss in 2018. In addition, on April 3, 2018, Altisource and its wholly-owned subsidiary, Altisource S.à r.l. entered into the Credit Agreement, pursuant to which, among other things, Altisource borrowed $412.0 million in the form of Term B Loans. Proceeds from the Term B Loans were used to repay the Company’s prior senior secured term loan. In connection with the refinancing, we recognized a loss of $(4.4) million from the write-off of unamortized debt issuance costs and debt discount for the three and nine months ended September 30, 2018. In addition, interest expense was lower for the nine months ended September 30, 2019 primarily due to lower average outstanding balances of the senior secured terms loan as a result of repayments. The increase in other expense for the third quarter of 2019 was primarily driven by a $2.3 million unrealized loss on our investment in RESI common shares compared to a $1.8 million unrealized gain in 2018, largely offset by lower interest expense in 2019. Interest expense was lower in the third quarter of 2019 primarily due to lower average outstanding balances of the senior secured terms loan as a result of repayments. In addition, during the third quarter of 2019, the Company reclassified certain operating lease items recorded in the first half of 2019. This resulted in a $1.5 million decrease in interest expense for the third quarter of 2019. For the nine months ended September 30, 2019, interest expense is consistent with the new accounting standard.
Income Tax Provision
We recognized an income tax provision of $20.7 million and $6.1 million for the nine months ended September 30, 2019 and 2018, respectively ($5.4 million and $6.6 million for the third quarter of 2019 and 2018, respectively). The effective income tax rate increased to 98.9% for the nine months ended September 30, 2019 from 42.6% for the nine months ended September 30, 2018 (increased slightly to 41.5% for the third quarter of 2019 from 41.0% for the third quarter of 2018). The increase in the income tax provision for the nine months ended September 30, 2019 was driven by a $12.3 million reduction in Luxembourg deferred tax assets in connection with a decrease in the Luxembourg statutory income tax rate from 26.0% to 24.9% in the second quarter of 2019. The increase in the income tax provision for the nine months ended September 30, 2019 and the third quarter of 2019 was also due to a higher effective tax rate on the sale of the Financial Services Business, as discussed above, as a result of the jurisdictional mix of the net pretax gain on the sale of this business. A component of the net gain represented a capital loss that did not result in a valuation allowance applied to the tax benefit. Excluding these items, the effective tax rate would have been 6.5% for the nine months ended September 30, 2019 and 40.0% for the third quarter of 2019.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary source of liquidity is cash flow from operations and cash on hand. We seek to deploy cash generated in a disciplined manner. Principally, we intend to use cash to develop and grow complementary services and businesses that we believe will generate attractive margins in line with our core capabilities and strategy. We use cash for repayments of our long-term debt, capital investments and seek to use cash from time to time to repurchase shares of our common stock. In addition, we consider and evaluate business acquisitions, dispositions, closures or other similar actions from time to time that are aligned with our strategy.
Credit Agreement
On April 3, 2018, Altisource entered into the Credit Agreement pursuant to which Altisource borrowed $412.0 million in the form of Term B Loans and obtained a $15.0 million revolving credit facility. The Term B Loans mature in April 2024 and the revolving credit facility matures in April 2023.
Proceeds from the Term B Loans were used to repay the Company’s prior senior secured term loan, which had an outstanding balance of $412.1 million as of April 3, 2018. As of September 30, 2019, $294.0 million of the Term B Loans were outstanding. There were no borrowings outstanding under the revolving credit facility as of September 30, 2019.
There are no mandatory repayments of the Term B Loans due until March 2023, when $1.5 million is due to be repaid. Thereafter, the Term B Loans must be repaid in consecutive quarterly principal installments of $3.1 million, with the balance due at maturity. All amounts outstanding under the Term B Loans will become due on the earlier of (i) April 3, 2024, and (ii) the date on which the loans are declared to be due and owing by the administrative agent at the request (or with the consent) of the Required Lenders (as defined in the Credit Agreement; other capitalized terms, unless defined herein, are defined in the Credit Agreement) or as otherwise provided in the Credit Agreement upon the occurrence of any event of default.
In addition to the scheduled principal payments, subject to certain exceptions, the Term B Loans are subject to mandatory prepayment upon issuances of debt, certain casualty and condemnation events and sales of assets, as well as from a percentage of Consolidated Excess Cash Flow if our leverage ratio is greater than 3.00 to 1.00, as calculated in accordance with the provisions of the Credit

Agreement (the percentage increases if our leverage ratio exceeds 3.50 to 1.00). Certain mandatory prepayments reduce future contractual amortization payments by an amount equal to the mandatory prepayment.
The interest rate on the Term B Loans as of September 30, 2019 was 6.1%.
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
Cash Flows
The following table presents our cash flows for the nine months ended September 30:

(in thousands)	2019	2018	% Increase (decrease)

Net income adjusted for non-cash items	$35,116	$59,012	(40)
Changes in operating assets and liabilities	(12,922)	(15,362)	16
Net cash provided by operating activities	22,194	43,650	(49)
Net cash provided by investing activities	45,729	10,793	324
Net cash used in financing activities	(61,344)	(54,698)	(12)
Net increase (decrease) in cash, cash equivalents and restricted cash	6,579	(255)	N/M
Cash, cash equivalents and restricted cash at the beginning of the period	64,046	108,843	(41)

Cash, cash equivalents and restricted cash at the end of the period	$70,625	$108,588	(35)
N/M — not meaningful.
Cash Flows from Operating Activities
Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net income. For the nine months ended September 30, 2019, cash flows provided by operating activities were $22.2 million, or approximately $0.05 for every dollar of service revenue (cash used for operating activities of $0.08 for every dollar of service revenue for the third quarter of 2019), compared to cash flows provided by operating activities of $43.7 million, or approximately $0.07 for every dollar of service revenue, for the nine months ended September 30, 2018 ($0.15 for every dollar of service revenue for the third quarter of 2018). During the nine months ended September 30, 2019, the decrease in cash provided by operating activities was driven by a decline in net income, adjusted for non-cash items of $23.9 million. The decrease in net income, adjusted for non-cash items, was partially driven by lower gross profit during the nine months ended September 30, 2019 from lower service revenue and the Project Catalyst restructuring charges, partially offset by lower SG&A costs and decreases in expenses as a result of the Project Catalyst cost reduction initiatives. The decrease in cash provided by operating activities was partially offset by lower cash used for operations for changes in operating assets and liabilities of $2.4 million. The changes in operating assets and liabilities was driven by the decrease in short-term investments in real estate of $39.9 million related to the sale of the remaining BRS Inventory, largely offset by an increase of $31.6 million in accounts receivable during the nine months ended September 30, 2019, driven by the timing of collections. During the second and third quarters of 2019, accounts receivable increased in part as a result of delays in receiving payments from Ocwen in connection with Ocwen’s transition to another mortgage servicing software platform. Operating cash flows can be negatively impacted because of the nature of some of our services and the mix of services provided. Certain services are performed immediately following or shortly after the referral, but the collection of the receivable does not occur until a specific event occurs (e.g., the foreclosure is complete, the REO asset is sold, etc.). Furthermore, lower margin services generate lower income and cash flows from operations. Consequently, our cash flows from operations may be negatively impacted when comparing one period to another.
Cash Flows from Investing Activities
Cash flows from investing activities for the nine months ended September 30, 2019 and 2018 primarily consisted of proceeds from the sale of businesses and proceeds from the sale of equity securities. Cash flows provided by investing activities were $45.7 million and $10.8 million for the nine months ended September 30, 2019 and 2018, respectively. The change in cash provided by investing activities was primarily driven by $38.0 million in proceeds received from the sale of the Financial Services Business during 2019. During 2018, the Company sold the rental property management business to RESI for cash proceeds of $15.0 million. In addition, during the nine months ended September 30, 2019, the Company sold 0.7 million shares of RESI stock for net proceeds of $7.8 million. Cash used for investing activities included additions to premises and equipment of $(1.2) million and $(4.2) million for the nine months ended September 30, 2019 and 2018, respectively, primarily related to investments in the development of certain software applications, IT infrastructure and facility improvements.
Cash Flows from Financing Activities
Cash flows from financing activities for the nine months ended September 30, 2019 and 2018 included activities associated with long-term debt issuances, debt repayments, debt issuance costs, proceeds from stock option exercises, the purchase of treasury shares, distributions to non-controlling interests and payments of tax withholdings on issuance of restricted share units and restricted shares. Cash flows used in financing activities were $(61.3) million and $(54.7) million for the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019, we used $(44.8) million for repayments of long-term debt, largely from proceeds from the sale of the Financial Services Business and RESI common shares, and during the nine months ended September 30, 2018, we used net cash of $(34.0) million from proceeds from the sale of the rental property management business and cash on hand, to refinance and reduce our debt (including scheduled debt repayments). In addition, we received proceeds from stock option exercises of $0.4 million for the nine months ended September 30, 2019 compared to $3.6 million during the nine months ended September 30, 2018. Also, during the nine months ended September 30, 2019, we used $(13.4) million to repurchase shares of our common stock compared to $(21.8) million for the nine months ended September 30, 2018 and distributed $(2.0) million and $(1.9) million to non-controlling interests for the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019 and 2018, we made payments of $(1.5) million and $(0.6) million to satisfy employee tax withholding obligations on the issuance of restricted share units and restricted shares, respectively. These payments were made to tax authorities, at the employees’ direction, to satisfy the employees’ tax obligations rather than issuing a portion of vested restricted share units and restricted shares to employees.
Liquidity Requirements after September 30, 2019
Our significant future liquidity obligations primarily pertain to long-term debt repayments and interest expense under the Credit Agreement (see Liquidity section above), lease payments and distributions to Lenders One members. During the next 12 months, we expect to pay $19.4 million of interest expense (assuming no further principal repayments and the September 30, 2019 interest rate) under the Credit Agreement and make lease payments of $12.7 million.
We believe that our existing cash and cash equivalents balances, our anticipated cash flows from operations and availability under our revolving credit facility will be sufficient to meet our liquidity needs, including to fund required interest payments and additions to premises and equipment, for the next 12 months.
Contractual Obligations, Commitments and Contingencies
For the nine months ended September 30, 2019, there were no significant changes to our contractual obligations from those identified in our Form 10-K for the fiscal year ended December 31, 2018 and this Form 10-Q, other than those that occur in the normal course of business. See Note 24 to the condensed consolidated financial statements.
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
Our critical accounting policies are described in the MD&A section of our Form 10-K for the year ended December 31, 2018 filed with the SEC on February 26, 2019. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2019.

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
Interest Rate Risk
As of September 30, 2019, the interest rate charged on the Term B Loan was 6.1%. The interest rate is calculated based on the Adjusted Eurodollar Rate (as defined in the senior secured term loan agreement) with a minimum floor of 1.00% plus 4.00%.
Based on the principal amount outstanding and the Adjusted Eurodollar Rate as of September 30, 2019, a one percentage point increase in the Eurodollar rate would increase our annual interest expense by approximately $2.9 million. There would be a $2.9 million decrease in our annual interest expense if there was a one percentage point decrease in the Eurodollar Rate.
Currency Exchange Risk
We are exposed to currency risk from potential changes in currency values of our non-United States dollar denominated expenses, assets, liabilities and cash flows. Our most significant currency exposure relates to the Indian rupee. Based on expenses incurred in Indian rupees during the nine months ended September 30, 2019, a one percentage point increase or decrease in value of the Indian rupee in relation to the United States dollar would increase or decrease our annual expenses by approximately $0.5 million.
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
As of September 30, 2019, an evaluation was conducted under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of September 30, 2019.

b)	Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to our repurchases of our equity securities during the three months ended September 30, 2019:

Period	Total number of shares purchased (1)	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs(2)

Common stock:
July 1 - 31, 2019	138,957	$21.03	138,957	2,923,955
August 1 - 31, 2019	162,424	19.54	162,424	2,761,531
September 1 - 30, 2019	28,966	20.39	28,966	2,732,565

	330,347	$20.24	330,347	2,732,565

(1)
In addition to the repurchases included in the table above, 9,167 common shares were withheld from employees to satisfy tax withholding obligations that arose from the vesting of restricted shares and restricted share units.

(2)
On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock in the open market, subject to certain parameters, for a period of five years from the date of approval.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1 * †	Agreement dated as of October 11, 2019 between Altisource S.à r.l. and Kevin J. Wilcox

31.1 *	Section 302 Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2 *	Section 302 Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1 *	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2019 and 2018; (iii) Condensed Consolidated Statements of Equity for the nine months ended September 30, 2019 and 2018; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018; and (v) Notes to Condensed Consolidated Financial Statements.

______________________________________
*	Filed herewith.
†	Denotes a management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
(Registrant)

Date:	October 24, 2019	By:	/s/ Michelle D. Esterman
Michelle D. Esterman
Chief Financial Officer
(On behalf of the Registrant and as its Principal Financial Officer and Principal Accounting Officer)