Form 10-Q
period 2020-03-31
Altisource Portfolio Solutions S.A.
filed 2020-04-30
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

As of April 24, 2020, there were 15,570,432 outstanding shares of the registrant’s common stock (excluding 9,842,316 shares held as treasury stock).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$79,098	$82,741
Investment in equity securities (Note 4)	41,271	42,618
Accounts receivable, net	43,576	43,615
Prepaid expenses and other current assets	17,660	15,214
Total current assets	181,605	184,188

Premises and equipment, net (Note 8)	20,984	24,526
Right-of-use assets under operating leases (Note 9)	26,064	29,074
Goodwill	73,849	73,849
Intangible assets, net	56,837	61,046
Deferred tax assets, net	1,244	1,626
Other assets	8,012	10,810

Total assets	$368,595	$385,119

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$64,658	$67,671
Deferred revenue	5,482	5,183
Other current liabilities (Note 12)	14,582	14,724
Total current liabilities	84,722	87,578

Long-term debt	288,233	287,882
Other non-current liabilities (Note 14)	27,164	31,016

Commitments, contingencies and regulatory matters (Note 24)

Equity (deficit):
Common stock ($1.00 par value; 100,000 shares authorized, 25,413 issued and 15,559 outstanding as of March 31, 2020; 15,454 outstanding as of December 31, 2019)	25,413	25,413
Additional paid-in capital	136,563	133,669
Retained earnings	252,466	272,026
Treasury stock, at cost (9,854 shares as of March 31, 2020 and 9,959 shares as of December 31, 2019)	(447,229)	(453,934)
Altisource deficit	(32,787)	(22,826)

Non-controlling interests	1,263	1,469
Total deficit	(31,524)	(21,357)

Total liabilities and deficit	$368,595	$385,119

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Three months ended March 31,
	2020	2019

Revenue	$121,444	$169,935
Cost of revenue	94,581	124,215

Gross profit	26,863	45,720
Operating expenses:
Selling, general and administrative expenses	28,093	41,926
Restructuring charges (Note 23)	2,925	4,420

Loss from operations	(4,155)	(626)
Other income (expense), net:
Interest expense	(4,716)	(5,952)
Unrealized (loss) gain on investment in equity securities (Note 4)	(1,347)	2,238
Other income (expense), net	1,094	374
Total other income (expense), net	(4,969)	(3,340)

Loss before income taxes and non-controlling interests	(9,124)	(3,966)
Income tax (provision) benefit	(2,421)	1,222

Net loss	(11,545)	(2,744)
Net income attributable to non-controlling interests	(105)	(440)

Net loss attributable to Altisource	$(11,650)	$(3,184)

Loss per share:
Basic	$(0.75)	$(0.20)
Diluted	$(0.75)	$(0.20)

Weighted average shares outstanding:
Basic	15,497	16,292
Diluted	15,497	16,292

Comprehensive loss:

Comprehensive loss, net of tax	$(11,545)	$(2,744)
Comprehensive income attributable to non-controlling interests	(105)	(440)

Comprehensive loss attributable to Altisource	$(11,650)	$(3,184)

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Altisource Equity (Deficit)
	Common stock		Additional paid-in capital	Retained earnings	Treasury stock, at cost	Non-controlling interests	Total
	Shares

Balance, December 31, 2018	25,413	$25,413	$122,667	$590,655	$(443,304)	$1,237	$296,668

Net loss	—	—	—	(3,184)	—	440	(2,744)
Distributions to non-controlling interest holders	—	—	—	—	—	(620)	(620)
Share-based compensation expense	—	—	2,621	—	—	—	2,621
Exercise of stock options and issuance of restricted share units and restricted shares	—	—	—	(1,549)	1,577	—	28
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(1,163)	578	—	(585)

Balance, March 31, 2019	25,413	$25,413	$125,288	$584,759	$(441,149)	$1,057	$295,368

Balance, December 31, 2019	25,413	$25,413	$133,669	$272,026	$(453,934)	$1,469	$(21,357)

Net loss	—	—	—	(11,650)	—	105	(11,545)
Distributions to non-controlling interest holders	—	—	—	—	—	(311)	(311)
Share-based compensation expense	—	—	2,894	—	—	—	2,894
Issuance of restricted share units and restricted shares	—	—	—	(4,796)	4,796	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(3,114)	1,909	—	(1,205)

Balance, March 31, 2020	25,413	$25,413	$136,563	$252,466	$(447,229)	$1,263	$(31,524)

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(11,545)	$(2,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,117	5,631
Amortization of right-of-use assets under operating leases	2,706	3,738
Amortization of intangible assets	4,209	8,647
Unrealized loss (gain) on investment in equity securities	1,347	(2,238)
Share-based compensation expense	2,894	2,621
Bad debt expense	342	155
Amortization of debt discount	167	153
Amortization of debt issuance costs	184	170
Deferred income taxes	126	582
Loss on disposal of fixed assets	39	331
Changes in operating assets and liabilities:
Accounts receivable	(303)	1,091
Short-term investments in real estate	—	(401)
Prepaid expenses and other current assets	(36)	(781)
Other assets	612	(92)
Accounts payable and accrued expenses	(3,116)	(16,318)
Current and non-current operating lease liabilities	(3,354)	(3,480)
Other current and non-current liabilities	(37)	(3,720)
Net cash used in operating activities	(1,648)	(6,655)

Cash flows from investing activities:
Additions to premises and equipment	(511)	(790)
Net cash used in investing activities	(511)	(790)

Cash flows from financing activities:
Proceeds from stock option exercises	—	28
Distributions to non-controlling interests	(311)	(620)
Payments of tax withholding on issuance of restricted share units and restricted shares	(1,205)	(585)
Net cash used in financing activities	(1,516)	(1,177)

Net decrease in cash, cash equivalents and restricted cash	(3,675)	(8,622)
Cash, cash equivalents and restricted cash at the beginning of the period	86,583	64,046

Cash, cash equivalents and restricted cash at the end of the period	$82,908	$55,424

Supplemental cash flow information:
Interest paid	$4,415	$5,634
Income taxes (received) paid, net	(1,720)	2,410
Acquisition of right-of-use assets with operating lease liabilities	705	209
Reduction of right-of-use assets from operating lease modifications or reassessments	(1,273)	—

Non-cash investing and financing activities:
Net increase in payables for purchases of premises and equipment	$103	$28
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
The management agreement between MPA and Lenders One, pursuant to which MPA is the management company, represents a variable interest in a variable interest entity. MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact the cooperative’s economic performance and the right to receive benefits from the cooperative. As a result, Lenders One is presented in the accompanying condensed consolidated financial statements on a consolidated basis and the interests of the members are reflected as non-controlling interests. As of March 31, 2020, Lenders One had total assets of $2.0 million and total liabilities of $0.6 million. As of December 31, 2019, Lenders One had total assets of $1.6 million and total liabilities of $0.3 million.
In 2019, Altisource created Pointillist, Inc. (“Pointillist”) and contributed the Pointillist® customer journey analytics business and $8.5 million to it. Pointillist is owned by Altisource and management of Pointillist. Management of Pointillist owns a non-controlling interest representing 12.1% of the outstanding equity of Pointillist. Additional equity shares of Pointillist are available for issuance to management and board members of Pointillist. Altisource has no ongoing obligation to provide future funding to Pointillist. Pointillist is presented in the accompanying condensed consolidated financial statements on a consolidated basis and the portion of Pointillist owned by Pointillist management is reported as non-controlling interests.
These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 5, 2020.

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
Recently Adopted Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard simplified the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Prior guidance required that companies compute the implied fair value of goodwill under Step 2 by performing procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. This standard requires companies to perform annual or interim goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company adopted this standard effective January 1, 2020 and is applied prospectively. Adoption of this new standard did not have any impact on the Company’s condensed consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This standard modified certain disclosure requirements such as the valuation processes for Level 3 fair value measurements. This standard also requires new disclosures such as the disclosure of certain assumptions used to develop significant unobservable inputs for Level 3 fair value measurements. The Company adopted this standard effective January 1, 2020. Adoption of this new standard did not have any impact on the Company’s condensed consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). This standard aligns the requirements for capitalizing implementation costs in a hosting arrangement service contract with the existing guidance for capitalizing implementation costs incurred for an internal-use software license. This standard also requires capitalizing or expensing implementation costs based on the nature of the costs and the project stage during which they are incurred and establishes additional disclosure requirements. The Company adopted this standard effective January 1, 2020 and is applied prospectively. Adoption of this new standard did not have any impact on the Company’s condensed consolidated financial statements.
Future Adoption of New Accounting Pronouncements
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

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard applies only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. This standard provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting, in response to concerns about structural risks of interbank offered rates, and, particularly, the risk of cessation of LIBOR. This standard is effective from the period from March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a topic or an industry subtopic, the standard must be applied prospectively for all eligible contract modifications for that topic or industry subtopic. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements.
NOTE 2 — CUSTOMER CONCENTRATION
Ocwen
Ocwen Financial Corporation (together with its subsidiaries, “Ocwen”) is a residential mortgage loan servicer of mortgage servicing rights (“MSRs”) it owns, including those MSRs in which others have an economic interest, and a subservicer of MSRs owned by others.
During the three months ended March 31, 2020, Ocwen was our largest customer, accounting for 61% of our total revenue. Ocwen purchases certain mortgage services from us under the terms of services agreements and amendments thereto (collectively, the “Ocwen Services Agreements”) with terms extending through August 2025. Certain of the Ocwen Services Agreements contain a “most favored nation” provision and also grant the parties the right to renegotiate pricing, among other things.
In February 2019, Altisource and Ocwen entered into agreements that, among other things, facilitated Ocwen’s transition from REALServicing and related technologies to another mortgage servicing software platform, establish a process for Ocwen to review and approve the assignment of one or more of our agreements to potential buyers of Altisource’s business lines, requiring Ocwen to use Altisource as service provider for certain service referrals totaling an amount equal to 100% of the applicable service referrals on certain portfolios plus an amount equal to not less than 90% of applicable service referrals from certain other portfolios (determined on a service by service basis), subject to certain additional restrictions and limitations, and affirm Altisource’s role as a strategic service provider to Ocwen through August 2025. In connection with these agreements, Altisource expressly preserved and did not waive any of its existing contractual rights relating to service referrals, other than with respect to Ocwen transitioning from the REALServicing and related technologies. If Altisource fails certain performance standards for specified periods of time, then Ocwen may terminate Altisource as a provider for the applicable service(s), subject to certain limitations and Altisource’s right to cure. Ocwen’s transition to another mortgage servicing platform was completed during 2019. For the three months ended March 31, 2020 and 2019, service revenue from REALServicing and related technologies was $0.9 million and $8.2 million, respectively.
Revenue from Ocwen primarily consists of revenue earned from the loan portfolios serviced and subserviced by Ocwen when Ocwen engages us as the service provider, and revenue earned directly from Ocwen, pursuant to the Ocwen Services Agreements. For the three months ended March 31, 2020 and 2019, we recognized revenue from Ocwen of $74.2 million and $98.3 million, respectively. Revenue from Ocwen as a percentage of consolidated revenue was 61% and 58% for the three months ended March 31, 2020 and 2019, respectively.
We earn additional revenue related to the portfolios serviced and subserviced by Ocwen when a party other than Ocwen or the MSR owner selects Altisource as the service provider. For the three months ended March 31, 2020 and 2019, we recognized revenue of $7.8 million and $11.1 million, respectively, related to the portfolios serviced by Ocwen when a party other than Ocwen or the MSR owner selected Altisource as the service provider. These amounts are not included in deriving revenue from Ocwen and revenue from Ocwen as a percentage of revenue discussed above.
As of March 31, 2020, accounts receivable from Ocwen totaled $21.4 million, $18.1 million of which was billed and $3.3 million of which was unbilled. As of December 31, 2019, accounts receivable from Ocwen totaled $19.1 million, $15.7 million of which was billed and $3.4 million of which was unbilled.

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
Ocwen has disclosed that NRZ is its largest client. As of December 31, 2019, NRZ owned MSRs or rights to MSRs relating to approximately 56% of loans serviced and subserviced by Ocwen (measured in unpaid principal balance (“UPB”)). In July 2017 and January 2018, Ocwen and NRZ entered into a series of agreements pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer from Ocwen to NRZ of Ocwen’s legal title to certain of its MSRs (the “Subject MSRs”) and under which Ocwen will subservice mortgage loans underlying the MSRs for an initial term of five years, subject to early termination rights.
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
For the three months ended March 31, 2020 and 2019, we recognized revenue from NRZ of $2.7 million and $4.0 million, respectively, under the Brokerage Agreement. For the three months ended March 31, 2020 and 2019, we recognized additional revenue of $12.0 million and $17.7 million, respectively, relating to the Subject MSRs when a party other than NRZ selects Altisource as the service provider.
NOTE 3 — SALE OF BUSINESSES
Financial Services Business
On July 1, 2019, Altisource sold its Financial Services business, consisting of its post-charge-off consumer debt and mortgage charge-off collection services and customer relationship management services (the “Financial Services Business”) to Transworld Systems Inc. (“TSI”) for $44.0 million consisting of an up-front payment of $40.0 million, subject to a working capital adjustment (finalized during 2019) and transaction costs upon closing of the sale, and an additional $4.0 million payment on the one year anniversary of the sale closing. The parties also entered into a transition services agreement to provide for the management and orderly transition of certain services and technologies to TSI for periods ranging from 2 months to 13 months. These services include support for information technology systems and infrastructure, facilities management, finance, compliance and human resources functions and are charged to TSI on a fixed fee or hourly basis. As of April 1, 2020, all of the transition services other than certain information technology systems and infrastructure have been fully transitioned to TSI.
Rental Property Management Business
In August 2018, Altisource entered into an amendment to its agreements with Front Yard Residential Corporation (“RESI”) to sell Altisource’s rental property management business to RESI and permit RESI to internalize certain services that had been provided by Altisource. The proceeds from the transaction totaled $18.0 million, payable in two installments. The first installment of $15.0 million was received on the closing date of August 8, 2018. The second installment of $3.0 million is required to be paid on the earlier of a RESI change of control or on August 8, 2023 (see Note 4 for a discussion of the February 17, 2020 RESI merger announcement and resulting potential change of control of RESI). The present value of the second installment is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets as of March 31, 2020 at a discounted value of $2.4 million and is included in other assets in the accompanying condensed consolidated balance sheets as of December 31, 2019 and has a discounted value of $2.4 million.

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 4 — INVESTMENT IN EQUITY SECURITIES
During 2016, we purchased 4.1 million shares of RESI common stock. This investment is reflected in the accompanying condensed consolidated balance sheets at fair value and changes in fair value are included in other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive loss. As of March 31, 2020 and December 31, 2019, we held 3.5 million shares of RESI common stock. As of March 31, 2020 and December 31, 2019, the fair value of our investment was $41.3 million and $42.6 million, respectively. During the three months ended March 31, 2020 and 2019, we recognized an unrealized (loss) gain from the change in fair value of $(1.3) million and $2.2 million, respectively. During the three months ended March 31, 2020 and 2019, we earned dividends of $0.5 million and $0.6 million, respectively, related to this investment.
On February 17, 2020, RESI entered into a merger agreement to be acquired by affiliates of Amherst Single Family Residential Partners VI, LP (“Amherst”) for $12.50 in cash per share. Also on February 17, 2020, the Company entered into a Voting and Support Agreement with an affiliate of Amherst pursuant to which the Company agreed, among other things and subject to the terms and conditions of the Voting and Support Agreement, to vote its shares in favor of the merger. Concurrently with the execution of the Voting and Support Agreement, the Company entered into a side letter with RESI pursuant to which RESI agreed, among other things and subject to the terms and conditions of the side letter, to reimburse the Company for: (a) certain out-of-pocket legal fees and legal expenses should the Company or its officers, directors, employees or other representatives (collectively, the “Indemnified Parties”) incur such costs or expenses in connection with any stockholder’s claims or proceedings against RESI or derivatively on behalf of RESI, in which the Indemnified Parties or their representatives are named parties, with respect to any of the merger agreement, the Voting and Support Agreement, the merger or other transactions contemplated thereby; and (b) any amounts for which the Indemnified Parties are found liable or are required to pay pursuant to any settlement or other voluntary disposition with respect to any such proceeding.
NOTE 5 — ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consists of the following:

(in thousands)	March 31, 2020	December 31, 2019

Billed	$36,388	$35,921
Unbilled	12,002	12,166
	48,390	48,087
Less: Allowance for credit losses	(4,814)	(4,472)

Total	$43,576	$43,615
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
NOTE 6 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

(in thousands)	March 31, 2020	December 31, 2019

Maintenance agreements, current portion	$1,845	$1,923
Income taxes receivable	2,605	5,098
Prepaid expenses	6,972	3,924
Other current assets	6,238	4,269

Total	$17,660	$15,214

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 7 — DISCONTINUATION OF LINES OF BUSINESS
Owners.com
In October 2019, the Company announced its plans to wind down and close the Owners.com business, which was completed by December 31, 2019. Owners.com was a technology-enabled real estate brokerage and provider of related mortgage brokerage and title services. Owners.com was not material in relation to the Company’s results of operations or financial position. Wind down expenses were included in the Project Catalyst restructuring charges (see Note 23).
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
NOTE 8 — PREMISES AND EQUIPMENT, NET
Premises and equipment, net consists of the following:

(in thousands)	March 31, 2020	December 31, 2019

Computer hardware and software	$137,838	$144,608
Leasehold improvements	21,756	23,800
Furniture and fixtures	7,893	8,775
Office equipment and other	3,632	4,004
	171,119	181,187
Less: Accumulated depreciation and amortization	(150,135)	(156,661)

Total	$20,984	$24,526
Depreciation and amortization expense amounted to $4.1 million and $5.6 million for the three months ended March 31, 2020 and 2019, respectively, and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive loss.
Premises and equipment, net consist of the following, by country:

(in thousands)	March 31, 2020	December 31, 2019

United States	$11,305	$13,426
Luxembourg	8,819	10,295
India	660	671
Philippines	86	95
Other	114	39

Total	$20,984	$24,526

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 9 — RIGHT-OF-USE ASSETS UNDER OPERATING LEASES, NET
Right-of-use assets under operating leases consist of the following:

(in thousands)	March 31, 2020	December 31, 2019

Right-of-use assets under operating leases	$39,161	$39,729
Less: Accumulated amortization	(13,097)	(10,655)

Total	$26,064	$29,074
Amortization of operating leases was $2.7 million and $3.7 million for the three months ended March 31, 2020 and 2019, respectively, and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive loss.
NOTE 10 — GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
Goodwill during the three months ended March 31, 2020 is as follows:

(in thousands)	Total

Balance as of March 31, 2020 and December 31, 2019	$73,849
Intangible Assets, net
Intangible assets, net consist of the following:

	Weighted average estimated useful life (in years)	Gross carrying amount		Accumulated amortization		Net book value
(in thousands)		March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019

Definite lived intangible assets:
Customer related intangible assets	9	$214,973	$214,973	$(179,164)	$(176,043)	$35,809	$38,930
Operating agreement	20	35,000	35,000	(17,814)	(17,376)	17,186	17,624
Trademarks and trade names	16	9,709	9,709	(5,996)	(5,893)	3,713	3,816
Non-compete agreements	4	1,230	1,230	(1,221)	(1,215)	9	15
Intellectual property	—	—	300	—	(175)	—	125
Other intangible assets	5	1,800	3,745	(1,680)	(3,209)	120	536

Total		$262,712	$264,957	$(205,875)	$(203,911)	$56,837	$61,046
Amortization expense for definite lived intangible assets was $4.2 million and $8.6 million for three months ended March 31, 2020 and 2019, respectively. Expected annual definite lived intangible asset amortization expense for 2020 through 2024 is $13.9 million, $10.3 million, $5.1 million, $5.1 million and $5.1 million, respectively.

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 11 — OTHER ASSETS
Other assets consist of the following:

(in thousands)	March 31, 2020	December 31, 2019

Security deposits	$3,019	$3,473
Restricted cash	3,810	3,842
Other	1,183	3,495

Total	$8,012	$10,810
NOTE 12 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable and accrued expenses consist of the following:

(in thousands)	March 31, 2020	December 31, 2019

Accounts payable	$23,026	$22,431
Accrued expenses - general	24,387	24,558
Accrued salaries and benefits	14,317	18,982
Income taxes payable	2,928	1,700

Total	$64,658	$67,671
Other current liabilities consist of the following:

(in thousands)	March 31, 2020	December 31, 2019

Operating lease liabilities	$11,406	$11,398
Unfunded cash account balances	1,687	1,820
Other	1,489	1,506

Total	$14,582	$14,724
NOTE 13 — LONG-TERM DEBT
Long-term debt consists of the following:

(in thousands)	March 31, 2020	December 31, 2019

Senior secured term loans	$293,826	$293,826
Less: Debt issuance costs, net	(2,935)	(3,119)
Less: Unamortized discount, net	(2,658)	(2,825)

Long-term debt	$288,233	$287,882
Altisource Portfolio Solutions S.A. and its wholly-owned subsidiary, Altisource S.à r.l. entered into a credit agreement (the “Credit Agreement”) in April 2018 with Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, and certain lenders. Under the Credit Agreement, Altisource borrowed $412.0 million in the form of Term B Loans and obtained a $15.0 million revolving credit facility. The Term B Loans mature in April 2024 and the revolving credit facility matures in April 2023. Altisource Portfolio Solutions S.A. and certain subsidiaries are guarantors of the term loan and the revolving credit facility (collectively, the “Guarantors”).
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
The Term B Loans bear interest at rates based upon, at our option, the Adjusted Eurodollar Rate or the Base Rate. Adjusted Eurodollar Rate term loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Adjusted Eurodollar Rate for a three month interest period and (y) 1.00% plus (ii) 4.00%. Base Rate term loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Base Rate and (y) 2.00% plus (ii) 3.00%. The interest rate as of March 31, 2020 was 5.45%.
Loans under the revolving credit facility bear interest at rates based upon, at our option, the Adjusted Eurodollar Rate or the Base Rate. Adjusted Eurodollar Rate revolving loans bear interest at a rate per annum equal to the sum of (i) the Adjusted Eurodollar Rate for a three month interest period plus (ii) 4.00%. Base Rate revolving loans bear interest at a rate per annum equal to the sum of (i) the Base Rate plus (ii) 3.00%. The unused commitment fee is 0.50%. There were no borrowings outstanding under the revolving credit facility as of March 31, 2020.
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
As of March 31, 2020, debt issuance costs were $2.9 million, net of $1.6 million of accumulated amortization. As of December 31, 2019, debt issuance costs were $3.1 million, net of $1.4 million of accumulated amortization.

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 14 — OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following:

(in thousands)	March 31, 2020	December 31, 2019

Operating lease liabilities	$16,041	$19,707
Income tax liabilities	10,557	10,935
Deferred revenue	261	88
Other non-current liabilities	305	286

Total	$27,164	$31,016
NOTE 15 — FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The following table presents the carrying amount and estimated fair value of financial instruments and certain liabilities measured at fair value as of March 31, 2020 and December 31, 2019. The following fair values are estimated using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	March 31, 2020				December 31, 2019
(in thousands)	Carrying amount	Fair value			Carrying amount	Fair value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$79,098	$79,098	$—	$—	$82,741	$82,741	$—	$—
Restricted cash	3,810	3,810	—	—	3,842	3,842	—	—
Investment in equity securities	41,271	41,271	—	—	42,618	42,618	—	—
Short-term receivable (Note 3)	2,410	—	—	2,410	—	—	—	—
Long-term receivable (Note 3)	—	—	—	—	2,371	—	—	2,371

Liabilities:
Senior secured term loan	293,826	—	220,370	—	293,826	—	277,666	—
Fair Value Measurements on a Recurring Basis
Cash and cash equivalents and restricted cash are carried at amounts that approximate their fair values due to the highly liquid nature of these instruments and were measured using Level 1 inputs.
Investment in equity securities is carried at fair value and consists of 3.5 million shares of RESI common stock as of March 31, 2020 and December 31, 2019. The investment in equity securities is measured using Level 1 inputs as these securities have quoted prices in active markets.
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
Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk primarily consist of cash and cash equivalents and accounts receivable. Our policy is to deposit our cash and cash equivalents with larger, highly rated financial institutions. The Company derives over 50% of its revenue from Ocwen (see Note 2 for additional information on Ocwen revenues and accounts receivable

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

balance). The Company strives to mitigate its concentrations of credit risk with respect to accounts receivable by actively monitoring past due accounts and the economic status of larger customers, if known.
NOTE 16 — SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Share Repurchase Program
On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. As of March 31, 2020, approximately 2.4 million shares of common stock remain available for repurchase under the program. There were no purchases of shares of common stock during the three months ended March 31, 2020 and 2019. Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of March 31, 2020, we can repurchase up to approximately $98 million of our common stock under Luxembourg law. Our Credit Agreement also limits the amount we can spend on share repurchases, which limit was approximately $452 million as of March 31, 2020, and may prevent repurchases in certain circumstances.
Share-Based Compensation
We issue share-based awards in the form of stock options, restricted shares and restricted share units for certain employees, officers and directors. We recognized share-based compensation expense of $2.9 million and $2.6 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, estimated unrecognized compensation costs related to share-based awards amounted to $10.8 million, which we expect to recognize over a weighted average remaining requisite service period of approximately 1.68 years.
Stock Options
Stock option grants are composed of a combination of service-based, market-based and performance-based options.
Service-Based Options. These options generally vest over three or four years with equal annual vesting and generally expire on the earlier of ten years after the date of grant or following termination of service. A total of 388 thousand service-based options were outstanding as of March 31, 2020.
Market-Based Options. These option grants generally have two components, each of which vests only upon the achievement of certain criteria. The first component, which we refer to as “ordinary performance” grants, generally consists of two-thirds of the market-based grant and begins to vest if the stock price is at least double the exercise price, as long as the stock price realizes a compounded annual gain of at least 20% over the exercise price. The remaining third of the market-based options, which we refer to as “extraordinary performance” grants, generally begins to vest if the stock price is at least triple the exercise price, as long as the stock price realizes a compounded annual gain of at least 25% over the exercise price. Market-based options vest in three or four year installments with the first installment vesting upon the achievement of the criteria and the remaining installments vesting thereafter in equal annual installments. Market-based options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service or in the final three years of the option term, in which case vesting will generally continue in accordance with the provisions of the award agreement. A total of 496 thousand market-based options were outstanding as of March 31, 2020.
Performance-Based Options. These option grants generally will vest if certain specific financial measures are achieved; one-fourth vests on each anniversary of the grant date. For certain other financial measures, options cliff-vest upon the achievement of the specific performance during the period from 2019 through 2021. The award of performance-based options is adjusted based on the level of achievement specified in the award agreements. If the performance criteria achieved is above threshold performance levels, participants have the opportunity to vest in 50% to 200% of the option grants, depending upon performance achieved. If the performance criteria achieved is below a certain threshold, the options are canceled. The options generally expire on the earlier of ten years after the date of grant or following termination of service. There were 464 thousand performance-based options outstanding as of March 31, 2020.
There were no stock options granted during the three months ended March 31, 2020 and 2019. Outstanding stock options increased by 228 thousand in February 2019 in connection with the determination of the level of achievement for certain performance-based options granted in 2018.
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
The following table summarizes the total intrinsic value of stock options exercised and the grant date fair value of stock options that vested during the periods presented:

	Three months ended March 31,
(in thousands, except per share amounts)	2020	2019

Intrinsic value of options exercised	$—	$10
Grant date fair value of stock options that vested	1,650	2,182
The following table summarizes the activity related to our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding as of December 31, 2019	1,468,046	$29.19	4.60	$94
Forfeited/expired	(119,816)	21.89

Outstanding as of March 31, 2020	1,348,230	29.84	4.68	—

Exercisable as of March 31, 2020	909,530	26.88	3.63	—
Other Share-Based Awards
The Company’s other share-based and similar types of awards are composed of restricted shares and restricted share units. The restricted shares and restricted share units are composed of a combination of service-based awards and performance-based awards.
Service-Based Awards. These awards generally vest over two to four year periods with (a) vesting in equal annual installments, or (b) vesting of all of the restricted shares and restricted share units at the end of the vesting period. A total of 476 thousand service-based awards were outstanding as of March 31, 2020. Beginning in 2019, service-based restricted share units were awarded as a component of most employees’ annual incentive compensation rather than cash.
Performance-Based Awards. These awards generally vest if certain specific financial measures are achieved; one-third vests on each anniversary of the grant date or cliff-vest on the third anniversary of the grant date. The number of performance-based restricted shares and restricted share units that may vest will be based on the level of achievement as specified in the award agreements. If the performance criteria achieved is above certain financial performance levels and Altisource’s share performance is above certain established criteria, participants have the opportunity to vest in up to 225% of the restricted share unit award for certain awards. If the performance criteria achieved is below certain thresholds, the award is canceled. A total of 275 thousand performance-based awards were outstanding as of March 31, 2020.
The Company granted 296 thousand restricted share units (at a weighted average grant date fair value of $18.29 per share) during the three months ended March 31, 2020.
The following table summarizes the activity related to our restricted shares and restricted share units:

Number of restricted shares and restricted share units

Outstanding as of December 31, 2019	636,146
Granted	296,101
Issued	(105,381)
Forfeited/canceled	(76,099)

Outstanding as of March 31, 2020	750,767

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 17 — REVENUE
We classify revenue in three categories: service revenue, revenue from reimbursable expenses and non-controlling interests. Service revenue consists of amounts attributable to our fee-based services and sales of short-term investments in real estate. Reimbursable expenses and non-controlling interests are pass-through items for which we earn no margin. Reimbursable expenses consist of amounts we incur on behalf of our customers in performing our fee-based services that we pass directly on to our customers without a markup. Non-controlling interests represent the earnings of Lenders One, a consolidated entity that is a mortgage cooperative managed, but not owned, by Altisource. The Lenders One members’ earnings are included in revenue and reduced from net income to arrive at net income attributable to Altisource (see Note 1). Our services are provided to customers located in the United States. The components of revenue were as follows for the three months ended March 31:

(in thousands)	2020	2019

Service revenue	$113,176	$164,999
Reimbursable expenses	7,845	4,496
Non-controlling interests	423	440

Total	$121,444	$169,935
Disaggregation of Revenue
Disaggregation of total revenues by major source is as follows:

(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Three months ended March 31, 2020	$108,008	$5,591	$7,845	$121,444
Three months ended March 31, 2019	147,755	17,684	4,496	169,935
Contract Balances
Our contract assets consist of unbilled accounts receivable (see Note 5). Our contract liabilities consist of current deferred revenue as reported on the accompanying condensed consolidated balance sheets and non-current deferred revenue (see Note 14). Revenue recognized that was included in the contract liability at the beginning of the period was $2.5 million and $4.9 million for the three months ended March 31, 2020 and 2019, respectively.
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

(in thousands)	2020	2019

Compensation and benefits	$25,916	$41,368
Outside fees and services	48,140	62,581
Technology and telecommunications	9,232	9,478
Reimbursable expenses	7,845	4,496
Depreciation and amortization	3,448	4,198
Cost of real estate sold	—	2,094

Total	$94,581	$124,215

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

(in thousands)	2020	2019

Compensation and benefits	$12,012	$11,353
Occupancy related costs	5,421	7,474
Amortization of intangible assets	4,209	8,647
Professional services	2,635	5,476
Marketing costs	1,437	2,932
Depreciation and amortization	669	1,433
Other	1,710	4,611

Total	$28,093	$41,926
NOTE 20 — OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following for the three months ended March 31:

(in thousands)	2020	2019

Interest income	$74	$151
Other, net	1,020	223

Total	$1,094	$374
NOTE 21 — INCOME TAXES
We recognized an income tax (provision) benefit of $(2.4) million and $1.2 million for the three months ended March 31, 2020 and 2019, respectively. The increase in the income tax provision for the three months ended March 31, 2020 was driven by income tax on transfer pricing income from US and foreign operations other than our Luxembourg operating company and no tax benefit on the pretax loss from our Luxembourg operating company. In addition, the decrease in the India income tax rate resulted in a higher tax provision for the three months ended March 31, 2020 in connection with adjustments to deferred tax assets in India.
NOTE 22 — LOSS PER SHARE
Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share excludes all dilutive securities because their impact would be anti-dilutive, as described below.
Basic and diluted loss per share are calculated as follows for the three months ended March 31:

(in thousands, except per share data)	2020	2019

Net loss attributable to Altisource	$(11,650)	$(3,184)

Weighted average common shares outstanding, basic	15,497	16,292

Weighted average common shares outstanding, diluted	15,497	16,292

Loss per share:
Basic	$(0.75)	$(0.20)
Diluted	$(0.75)	$(0.20)

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

For the three months ended March 31, 2020 and 2019, 1.9 million and 1.4 million, respectively, stock options, restricted shares and restricted share units were excluded from the computation of loss per share, as a result of the following:

•
As a result of the net loss attributable to Altisource for the three months ended March 31, 2020 and 2019, 0.3 million stock options, restricted shares and restricted share units in each period were excluded from the computation of diluted loss per share, as their impacts were anti-dilutive

•
For the three months ended March 31, 2020 and 2019, 0.9 million and 0.3 million, respectively, stock options were anti-dilutive and have been excluded from the computation of diluted loss per share because their exercise price was greater than the average market price of our common stock

•
For the three months ended March 31, 2020 and 2019, 0.8 million stock options, restricted shares and restricted share units, which begin to vest upon the achievement of certain market criteria related to our common stock price, performance criteria and an annualized rate of return to shareholders that have not yet been met in each period have been excluded from the computation of diluted loss per share

NOTE 23 — RESTRUCTURING CHARGES
In August 2018, Altisource initiated Project Catalyst, a project intended to optimize its operations and reduce costs to better align its cost structure with its anticipated revenues and improve its operating margins. During the three months ended March 31, 2020 and 2019, Altisource incurred $2.9 million and $4.4 million, respectively, of severance costs, professional services fees, facility consolidation costs, technology costs and business wind down costs related to the reorganization plan. We expect to incur additional severance costs, professional services fees, technology costs and facility consolidation costs in connection with this internal reorganization, automation and other technology related activities and will expense those costs as incurred. Based on our analysis, we currently anticipate the future costs relating to Project Catalyst to be in the range of approximately $8 million to $11 million.
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
Sales Taxes
On June 21, 2018, the United States Supreme Court rendered a 5-4 majority decision in South Dakota v. Wayfair, Inc., holding that a state may require a remote seller with no physical presence in the state to collect and remit sales tax on goods and services provided to purchasers in the state, overturning existing court precedent. During the three months ended March 31, 2019, the Company completed the analysis of its services for potential exposure to sales tax in various jurisdictions in the United States. The Company recognized a $2.1 million net loss for the three months ended March 31, 2019 in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss (no comparative amount for the three months ended March 31, 2020). The Company began invoicing, collecting and remitting sales tax in applicable jurisdictions in 2019. The Company is also in the process of seeking additional reimbursements for sales tax payments from clients; however, there can be no assurance that the Company will be successful in collecting some or all of such additional reimbursements. Future changes in our estimated sales tax exposure could result in a material adjustment to our condensed consolidated financial statements, which would impact our financial condition and results of operations.

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Ocwen Related Matters
As discussed in Note 2, during the three months ended March 31, 2020, Ocwen was our largest customer, accounting for 61% of our total revenue. Additionally, 6% of our revenue for the three months ended March 31, 2020 was earned on the loan portfolios serviced by Ocwen, when a party other than Ocwen or the MSR owner selected Altisource as the service provider.
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
Management cannot predict whether any of these events will occur or the amount of any impact they may have on Altisource. However, we are focused on diversifying and growing our revenue and customer base and we have a sales and marketing strategy to support these efforts. Moreover, in the event one or more of these events materially negatively impact Altisource, we believe the variable nature of our cost structure would allow us to realign our cost structure in line with remaining revenue and that current liquidity and cash flows from operations would be sufficient to meet our working capital, capital expenditures, debt service and other cash needs. There can be no assurance that our plans will be successful or our operations will be profitable.
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and in July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (collectively “Topic 842”). Topic 842 introduced a new lessee model that brings substantially all leases on the balance sheet. The Company adopted Topic 842 effective January 1, 2019 using the modified retrospective transition approach. In addition, the Company

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

elected the practical expedients permitted under the transition guidance within the new standard, including allowing the Company to carry forward its historical lease classification, using hindsight to determine the lease term for existing leases, combining fixed lease and non-lease components and excluding short-term leases. Adoption of this new standard resulted in the recognition of $42.1 million of right-of-use assets in right-of-use assets under operating leases, $45.5 million of operating lease liabilities ($16.7 million in other current liabilities and $28.8 million in other non-current liabilities) and reduced accrued rent and lease incentives of $3.4 million in accounts payable and accrued expenses and other non-current liabilities on the accompanying condensed consolidated balance sheets.
We lease certain premises and equipment, primarily consisting of office space and information technology equipment. Certain of our leases include options to renew at our discretion or terminate leases early, and these options are considered in our determination of the expected lease term. Certain of our lease agreements include rental payments adjusted periodically for inflation. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. We sublease certain office space to third parties. Sublease income was $0.3 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively. The amortization period of right-of-use assets are generally limited by the expected lease term. Our leases generally have expected lease terms at adoption of one to six years.
Information about our lease terms and our discount rate assumption is as follows:

As of March 31, 2020

Weighted average remaining lease term (in years)	2.98
Weighted average discount rate	7.16%
Our lease activity during the period is as follows:

(in thousands)	Three months ended March 31, 2020	Three months ended March 31, 2019

Operating lease costs:
Selling, general and administrative expense	$2,281	$3,566
Cost of revenue	634	969

Cash used in operating activities for amounts included in the measurement of lease liabilities	$3,311	$4,737
Short-term (less than one year) lease costs	1,205	1,157
Maturities of our lease liabilities as of March 31, 2020 are as follows:

(in thousands)	Operating lease obligations

2020	$8,728
2021	8,691
2022	5,623
2023	4,584
2024	2,864
Thereafter	599
Total lease payments	31,089
Less: interest	(3,642)

Present value of lease liabilities	$27,447

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Escrow Balances
We hold customers’ assets in escrow accounts at various financial institutions pending completion of certain real estate activities. These amounts are held in escrow accounts for limited periods of time and are not included in the accompanying condensed consolidated balance sheets. Amounts held in escrow accounts were $51.8 million and $12.3 million as of March 31, 2020 and December 31, 2019, respectively.
NOTE 25 — SUBSEQUENT EVENT
The Company began experiencing the negative impacts of the COVID-19 pandemic late in the first quarter of 2020. While we cannot predict the duration or extent of the impact, the Company has undertaken several measures, in addition to cost reduction activities, some of which were planned prior to the pandemic, to reduce its 2020 cash expenses (collectively, “Cost Reduction Measures”). Based upon these Cost Reduction Measures, the Company anticipates further reducing its 2020 cash expenses, excluding outside fees and services that generally decline proportionately with a decline in service referrals. As part of these measures, Altisource’s Chairman and Chief Executive Officer agreed to forgo 40% of his base salary beginning April 1, 2020 through December 31, 2020, Altisource reduced the cash compensation to the members of the Board of Directors by 50% beginning April 1, 2020 through December 31, 2020, reduced the compensation of other named executive officers, all direct reports to the Chairman and Chief Executive Officer and many other employees in an amount between 5% and 25% of base salary, and has plans to furlough or eliminate the positions of 16% of the workforce.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is a supplement to the accompanying interim condensed consolidated financial statements and is intended to provide a reader of our financial statements with a narrative from the perspective of management on our businesses, current developments, financial condition, results of operations and liquidity. Our MD&A should be read in conjunction with our Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on March 5, 2020.
FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may relate to, among other things, future events or our future performance or financial condition. Words such as “anticipate,” “intend,” “expect,” “may,” “could,” “should,” “would,” “plan,” “estimate,” “believe,” “predict,” “potential” or “continue” or the negative of these terms and other comparable terminology are intended to identify such forward-looking statements. Such statements are based on expectations as to the future and are not statements of historical fact. Furthermore, forward-looking statements are not guarantees of future performance and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially. The following are examples of such items and are not intended to be all inclusive:

•	assumptions related to sources of liquidity and the adequacy of financial resources;

•	assumptions about our ability to grow our business, including executing on our strategic initiatives;

•	assumptions about our ability to improve margins and affect anticipated expense reductions as a result of Project Catalyst and otherwise in response to COVID-19;

•	assumptions regarding the impact of seasonality;

•	assumptions regarding the impacts of the COVID-19 pandemic and the timeliness and effectiveness of actions taken in response thereto;

•	estimates regarding our effective tax rate; and

•	estimates regarding our reserves and valuations.
Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the risks discussed in the Risk Factors in Part II, Item 1A of this Form 10-Q and the Risk Factors section of our Form 10-K for the year ended December 31, 2019 including:

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

•
our ability to comply with material agreements if a change of control is deemed to have occurred including, among other things, through the formation of a shareholder group, which may cause a termination event or event of default under certain of our agreements;

•	our ability to execute on our strategic plan;

•	our ability to retain our existing customers, expand relationships and attract new customers;

•	our ability to comply with governmental regulations and policies and any changes in such regulations and policies;

•	the level of loan delinquencies and charge-offs;

•	the level of origination volume;

•	technology incidents, data breaches and cybersecurity risks;

•	significant changes in tax regulations and interpretations in the countries, states and local jurisdictions in which we operate; and

•
the risks and uncertainties related to pandemics, epidemics or other force majeure events, including the COVID-19 pandemic, and associated impacts on the economy, supply chain, transportation, movement of people, availability of vendors and demand for our products or services as well as increased costs, recommendations or restrictions imposed by governmental entities, changes in relevant business practices undertaken or imposed by our clients, vendors or regulators, impacts on contracts and client relationships and potential litigation exposure.

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
We provide loan servicers and originators with marketplaces, services and technologies that span the residential mortgage lifecycle. We provide real estate consumers with marketplaces and services that span the residential real estate lifecycle.
Our principal revenue generating activities are as follows:
Core Businesses
Field Services

•	Property preservation and inspection services and marketplace transaction management, payment management and vendor management oversight software-as-a-service (“SaaS”) technologies
Marketplace

•	Hubzu® online real estate auction platform, real estate auction, real estate brokerage and asset management

•	Equator®, a SaaS-based technology to manage real estate owned (“REO”), short sales, foreclosure, bankruptcy and eviction processes
Mortgage and Real Estate Solutions

•	Mortgage loan fulfillment, certification and certification insurance services and technologies

•	Title insurance (as an agent), settlement and valuation services

•	Residential and commercial construction inspection and risk mitigation services

•	Management of the Best Partners Mortgage Cooperative, Inc., doing business as Lenders One® (“Lenders One”), mortgage banking cooperative

•	Foreclosure trustee services
Other Businesses
Earlier Stage Business

•	Pointillist® customer journey analytics platform
Other

•	Financial Services business including post-charge-off consumer debt, mortgage charge-off collection services and customer relationship management services (sold on July 1, 2019)

•	Buy-Renovate-Lease-Sell (“BRS”) business (wound down in 2019)

•
Residential loan servicing technologies, document management platform and information technology (“IT”) infrastructure management services (wound down in 2019 following Ocwen’s transition to another servicing platform)

•	Commercial loan servicing technology

•	Owners.com® technology-enabled real estate brokerage and provider of related mortgage brokerage and title services (discontinued in the fourth quarter of 2019)
We classify revenue in three categories: service revenue, revenue from reimbursable expenses and non-controlling interests. In evaluating our performance, we focus on service revenue. Service revenue consists of amounts attributable to our fee-based services and sales of short-term investments in real estate. Reimbursable expenses and non-controlling interests are pass-through items for which we earn no margin. Reimbursable expenses consist of amounts we incur on behalf of our customers in performing our fee-based services that we pass directly on to our customers without a markup. Non-controlling interests represent the earnings of Lenders One. Lenders One is a mortgage cooperative managed, but not owned, by Altisource. The Lenders One members’ earnings are included in revenue and reduced from net income to arrive at net income attributable to Altisource.
Strategy and Core Businesses
We are focused on becoming the premier provider of mortgage and real estate marketplaces and related services to a broad and diversified customer base. The real estate and mortgage marketplaces represent very large markets, and we believe our scale and suite of offerings provide us with competitive advantages that could support our growth.
Through our offerings that support residential loan servicers, we provide a suite of services and technologies intended to meet their growing and evolving needs. We are focused on growing referrals from our existing customer base and attracting new customers to our offerings. We have a customer base that includes government-sponsored enterprises (“GSEs”), asset managers, and several large bank and non-bank servicers including Ocwen and NRZ. We believe we are one of only a few providers with a broad suite of servicer solutions, nationwide coverage and scalability. Further, we believe we are well positioned to gain market share from existing and new customers in the event delinquency rates rise, or customers and prospects consolidate to larger, full-service providers or outsource services that have historically been performed in-house.
We also provide services to loan originators (or other similar mortgage market participants) in originating, buying and selling residential mortgages. We provide a suite of services and technologies to meet the evolving and growing needs of lenders, mortgage purchasers and securitizers. We are focused on growing referrals from our existing customer base and attracting new customers to our offerings. We have a customer base that includes the Lenders One cooperative mortgage bankers and mid-size and larger bank and non-bank loan originators. We believe our suite of services, technologies and unique access to the members of the Lenders One mortgage cooperative position us to grow our relationships with our existing customer base by providing additional products, services and solutions to these customers. Further, we believe we are well positioned to gain market share from existing and new customers in the event origination volumes rise, or customers and prospects consolidate to larger, full-service providers or outsource services that have historically been performed in-house.
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
COVID-19 Pandemic Impacts
The COVID-19 pandemic is having an unprecedented impact on human life and the economy, including the real estate, mortgage and servicing industries in which we operate. Our first quarter 2020 financial performance in our default related services businesses was negatively impacted by COVID-19 related governmental restrictions and changing vendor and consumer behavior. This impact was partially offset by stronger performance from our origination related businesses that benefited from lower interest rates throughout most of the quarter. We anticipate the COVID-19 circumstances will continue to have a negative impact on our default related services businesses. We further anticipate that the duration and quantum of this impact will be influenced by economic, regulatory and other factors that influence mortgage delinquency and foreclosure rates, evictions and the market for sales of one to four family homes. As long as these factors persist, we anticipate continued negative impact on our default related services businesses.
Most businesses as well as most of the population in the United States are currently operating under quarantines, social distancing restrictions, and restrictions on travel and commerce. Despite government assistance programs, there has been a significant negative impact on United States employment, with increasing unemployment rates. These factors, together with the general economic impact of the pandemic, have led to a disruption in the real estate, mortgage and servicing markets. While it is too early to estimate the duration of the pandemic and its impact to Altisource, we believe the short- to medium-term revenue impact to Altisource will largely be driven by two factors. First, with most of the population of the United States confined to their homes and with growing unemployment throughout the country, we expect that home buying activity will be significantly lower. We anticipate that this will largely negatively impact our Hubzu and settlement services businesses. Second, with foreclosure and eviction moratoriums, forbearance plans and other borrower relief actions, along with shelter-in-place and social distancing restrictions, we anticipate that foreclosure, eviction and REO referrals will be substantially lower. As long as these factors persist, we anticipate continued negative impact on our Equator, title, foreclosure trustee, valuation, field services and REO businesses.
In addition, governmental restrictions on movement and the provision of certain services, social distancing requirements, the closure of or reduced services provided by certain governmental offices, vendor refusals to provide certain services in certain jurisdictions and limitations on the availability of supplies have negatively impacted our Field Services business. Governmental restrictions and designations of essential services are subject to interpretation and have been evolving, negatively impacting the ability and willingness of our vendors in applicable jurisdictions to perform services and limiting services that we are able to provide to our customers, negatively impacting our Field Services businesses. Limited availability of supplies has also restricted the amount of services that we can provide, and in some cases, has increased the costs that we pay for these services. Some of our vendors have also refused to perform services that may involve contact with the public further limiting the services that we are capable of providing to customers. As long as these factors persist, we anticipate continued negative impact to our Field Services business.
At the same time, our originations businesses benefitted from the decline in mortgage interest rates and the growing refinance market. To the extent these factors continue, we anticipate stronger than planned growth in our origination related services. This potential growth could be limited, however, by the government’s and GSEs’ willingness, and purchase price, to acquire loans in forbearance, higher unemployment rates and economic deterioration.
Altisource is attempting to adapt to the evolving situation, including by:

•	Taking steps designed to maintain the health and safety of our employees

•	Adjusting operations to mitigate the impact to its customers and business while complying with governmental orders

•	Addressing our cost structure and preserving liquidity to prepare for what could be a period of lower revenue than planned
During March 2020, we began implementing our business continuity plans and enabling remote work capabilities across the organization. Altisource has transitioned the majority of its global workforce to work remotely. We have largely been able to maintain our productivity, despite this shift to remote work arrangements. We have implemented heightened hygiene protocols to help safeguard the health of the small number of employees who continue to perform critical functions from certain facilities that cannot be performed remotely.
We adjusted our operations in response to the current environment. In addition to the cost reduction measures described below, we sought to retain and deploy otherwise underutilized employees to increase the capacity of our originations businesses. Our customer relationship management, sales and operations teams are in regular contact with our customers concerning changing circumstances and impacts on services and performance levels. We are seeking to work with our customers to adjust services and operations to address the COVID-19 business related challenges and opportunities.
We are also preparing Altisource for what could be a period of lower revenue than planned from the near-term economic effects of COVID-19. Altisource had $79.1 million in cash and equivalents as of March 31, 2020. In addition, Altisource currently has access to a $15.0 million revolving line of credit. Our liquidity position has been further enhanced by our debt reduction efforts over the last several years. Our current outstanding debt on our senior secured term loan is $293.8 million. The anticipated sale of our 3.5 million Front Yard Residential Corporation (“RESI”) common shares pursuant to the announced RESI merger is expected to generate $43.2 million in cash. The RESI merger proceeds when received would be used to reduce the principal amount of our debt, resulting in no further mandatory amortization payments, other than from any excess cash flow payments if net debt to EBITDA (as defined in the Credit Agreement) exceeds certain levels, until the April 2024 maturity date.
We have and continue to seek to address our cost structure. In addition to undertaking cost reduction activities planned prior to the COVID-19 pandemic, we are taking several additional measures to further reduce our 2020 cash expenses. These measures include employee furloughs and terminations, the elimination of certain discretionary spending and temporary employee and Board compensation reductions. As a result of these cost reduction activities, we anticipate reducing our 2020 cash expenses, in addition to outside fees and services that generally decline proportionately with a decline in service referrals, by an estimated $45 million to $50 million compared to the fourth quarter 2019 annual run rate. Based upon our revenue and working capital forecasts, and the successful implementation of our planned cash expense reductions, we anticipate that we can adequately support the cash needs of the business largely from the results of operations.
We are also attempting to position our businesses to be able to respond to what we believe will be strong medium- to longer-term demand for our default related services from anticipated growth in loan delinquencies. Increasing delinquencies have the potential to result in an increase in demand for our default related services businesses, including an increase in demand for inspection and preservation services, real estate auction and brokerage services, foreclosure trustee services, valuation services, and title and settlement services. We also anticipate that the current unprecedented level of foreclosure, eviction and other mortgage borrower relief will likely subside and, if unemployment rates remain elevated, delinquency levels are likely to be higher than they were before the COVID-19 pandemic began. Given the countercyclical nature of several of our businesses, we believe Altisource has the potential to benefit from such an environment.
Share Repurchase Program
On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. As of March 31, 2020, approximately 2.4 million shares of common stock remain available for repurchase under the program. There were no purchases of shares of common stock during the three months ended March 31, 2020 and 2019. Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of March 31, 2020, we can repurchase up to approximately $98 million of our common stock under Luxembourg law. Our Credit Agreement also limits the amount we can spend on share repurchases, which limit was approximately $452 million as of March 31, 2020, and may prevent repurchases in certain circumstances.
Ocwen Related Matters
During the three months ended March 31, 2020, Ocwen was our largest customer, accounting for 61% of our total revenue. Additionally, 6% of our revenue for the three months ended March 31, 2020 was earned on the loan portfolios serviced by Ocwen, when a party other than Ocwen or the mortgage servicing rights (“MSRs”) owner selected Altisource as the service provider.
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
Ocwen has disclosed that NRZ is its largest client. As of December 31, 2019, NRZ owned MSRs or rights to MSRs relating to approximately 56% of loans serviced and subserviced by Ocwen (measured in unpaid principal balance). In July 2017 and January 2018, Ocwen and NRZ entered into a series of agreements pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer from Ocwen to NRZ of Ocwen’s legal title to certain of its MSRs (the “Subject MSRs”) and under which Ocwen will subservice mortgage loans underlying the MSRs for an initial term of five years. NRZ can terminate its sub-servicing agreement with Ocwen in exchange for the payment of a termination fee.
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
Management cannot predict whether any of these events will occur or the amount of any impact they may have on Altisource. However, we are focused on diversifying and growing our revenue and customer base and we have a sales and marketing strategy to support these efforts. Moreover, in the event one or more of these events materially negatively impact Altisource, we believe the variable nature of our cost structure would allow us to realign our cost structure in line with remaining revenue and that current liquidity and cash flows from operations would be sufficient to meet our working capital, capital expenditures, debt service and other cash needs. There can be no assurance that our plans will be successful or our operations will be profitable.
Factors Affecting Comparability
The following items impact the comparability of our results:

•
The Company’s first quarter 2020 financial performance in its default related services businesses was negatively impacted by COVID-19 related governmental restrictions and changing vendor and consumer behavior. This impact was partially offset by stronger performance from the Company’s origination related businesses that benefited from lower interest rates for the three months ended March 31, 2020. Across the Company’s three core businesses, service revenue from customers other than Ocwen, NRZ and RESI for the three months ended March 31, 2020 grew by 36% compared to the three months ended March 31, 2019, despite the COVID-19 impacts the Company faced late in the first quarter of 2020. Compared to the three months ended March 31, 2019, the increase is primarily from the growth in our customer base and market share expansion. Service revenue from the Mortgage and Real Estate Solutions business grew by 15% compared to the three months ended March 31, 2019 from a strong first quarter 2020 originations market. In the Marketplace and Field Services businesses, revenue growth from customers other than Ocwen and NRZ was more than offset by lower revenue from Ocwen’s declining servicing portfolio and the March 2020 impact of COVID-19.

•
During the three months ended March 31, 2020 and 2019, we recognized an unrealized (loss) gain of $(1.3) million and $2.2 million, respectively, from the change in fair value on our investment in RESI in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss from a change in the market value of RESI common shares.

•
In August 2018, Altisource initiated Project Catalyst, a project intended to optimize its operations and reduce costs to better align its cost structure with its anticipated revenues and improve its operating margins. During the three months ended March 31, 2020 and 2019, Altisource incurred $2.9 million and $4.4 million, respectively, of severance costs, professional services fees, facility consolidation costs, technology costs and business wind down costs related to the reorganization plan. Altisource expects to incur additional severance costs, professional services fees, technology costs and facility consolidation costs in connection with this internal reorganization, automation and other technology related activities and will expense those costs as incurred. Based on the Company’s analysis, it currently anticipates the future costs relating to Project Catalyst to be in the range of approximately $8 million to $11 million.

•
On July 1, 2019, Altisource sold its Financial Services business, consisting of post-charge-off consumer debt and mortgage charge-off collection services and customer relationship management services (the “Financial Services Business”) to Transworld Systems Inc. (“TSI”) for $44.0 million consisting of an upfront payment of $40.0 million, subject to a working capital adjustment (finalized during 2019) and transaction costs upon closing of the sale, and an additional $4.0 million payment on the one year anniversary of the sale closing. The parties also entered into a transition services agreement to provide for the management and orderly transition of certain services and technologies to TSI for periods ranging from 2 months to 13 months. As of April 1, 2020, all of the transition services other than certain information technology systems and infrastructure have been fully transitioned to TSI. For the three months ended March 31, 2019, service revenue from the Financial Services Business was $16.1 million (no comparative amount for the three months ended March 31, 2020).

•
In February 2019, Altisource and Ocwen entered into agreements that, among other things, facilitated Ocwen’s transition from REALServicing and related technologies to another mortgage servicing software platform. The transition was completed during 2019. For the three months ended March 31, 2020 and 2019, service revenue from REALServicing and related technologies was $0.9 million and $8.2 million, respectively.

•
In November 2018, the Company announced its plans to sell its short-term investments in real estate and exit the Company’s BRS business. For the three months ended March 31, 2019, service revenue from BRS was $2.5 million (no comparative amount for the three months ended March 31, 2020).

•
In October 2019, the Company announced its plans to wind down and close the Owners.com business, which was completed by December 31, 2019. For the three months ended March 31, 2019, service revenue from Owners.com was $1.6 million (no comparative amount for the three months ended March 31, 2020).

•
On June 21, 2018, the United States Supreme Court rendered a 5-4 majority decision in South Dakota v. Wayfair, Inc., holding that a state may require a remote seller with no physical presence in the state to collect and remit sales tax on goods and services provided to purchasers in the state, overturning certain existing court precedent. During the three months ended March 31, 2019, the Company completed the analysis of its services for potential exposure to sales tax in various jurisdictions in the United States. The Company recognized a $2.1 million loss for the three months ended March 31, 2019 (no comparative amount for the three months ended March 31, 2020) in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company began invoicing, collecting and remitting sales tax in applicable jurisdictions in 2019. The Company is also in the process of seeking additional reimbursements for sales tax payments from clients; however, there can be no assurance that the Company will be successful in collecting some or all of such additional reimbursements. Future changes in our estimated sales tax exposure could result in a material adjustment to our consolidated financial statements which would impact our financial condition and results of operations.

•
The Company recognized an income tax (provision) benefit of $(2.4) million and $1.2 million for the three months ended March 31, 2020 and 2019, respectively. The increase in the income tax provision for the three months ended March 31, 2020 was driven by income tax on transfer pricing income from US and foreign operations other than our Luxembourg operating company and no tax benefit on the pretax loss from our Luxembourg operating company. In addition, the decrease in the India income tax rate resulted in a higher tax provision for the three months ended March 31, 2020 in connection with adjustments to deferred tax assets in India.

RESULTS OF OPERATIONS
Summary Results
The following is a discussion of our results of operations for the periods indicated.
The following table sets forth information on our consolidated results of operations for the three months ended March 31:

(in thousands, except per share data)	2020	2019	% Increase (decrease)

Service revenue	$113,176	$164,999	(31)
Reimbursable expenses	7,845	4,496	74
Non-controlling interests	423	440	(4)
Total revenue	121,444	169,935	(29)
Cost of revenue	94,581	124,215	(24)
Gross profit	26,863	45,720	(41)
Operating expenses:
Selling, general and administrative expenses	28,093	41,926	(33)
Restructuring charges	2,925	4,420	(34)
Loss from operations	(4,155)	(626)	N/M
Other income (expense), net
Interest expense	(4,716)	(5,952)	(21)
Unrealized (loss) gain on investment in equity securities	(1,347)	2,238	(160)
Other income (expense), net	1,094	374	193
Total other income (expense), net	(4,969)	(3,340)	49

Loss before income taxes and non-controlling interests	(9,124)	(3,966)	130
Income tax (provision) benefit	(2,421)	1,222	(298)

Net loss	(11,545)	(2,744)	N/M
Net income attributable to non-controlling interests	(105)	(440)	(76)

Net loss attributable to Altisource	$(11,650)	$(3,184)	266

Margins:
Gross profit/service revenue	24%	28%
Loss from operations/service revenue	(4)%	—%

Loss per share:
Basic	$(0.75)	$(0.20)	275
Diluted	$(0.75)	$(0.20)	275

Weighted average shares outstanding:
Basic	15,497	16,292	(5)
Diluted	15,497	16,292	(5)
N/M — not meaningful.

Revenue
Revenue by line of business was as follows for the three months ended March 31:

(in thousands)	2020	2019	% Increase (decrease)

Service revenue:
Field Services	$54,913	$70,094	(22)
Marketplace	26,167	36,967	(29)
Mortgage and Real Estate Solutions	30,276	26,413	15
Earlier Stage Business	561	266	111
Other	1,259	31,259	(96)
Total service revenue	113,176	164,999	(31)

Reimbursable expenses:
Field Services	2,320	2,596	(11)
Marketplace	4,230	691	N/M
Mortgage and Real Estate Solutions	1,295	1,036	25
Other	—	173	(100)
Total reimbursable expenses	7,845	4,496	74

Non-controlling interests:
Mortgage and Real Estate Solutions	423	440	(4)

Total revenue	$121,444	$169,935	(29)
N/M — not meaningful.
We recognized service revenue of $113.2 million for the three months ended March 31, 2020, a 31% decrease compared to the three months ended March 31, 2019 primarily from the 2019 sale, discontinuation and exit from certain businesses (resulting in an 18% decline in service revenue). Service revenue was also lower from the reduction in the size of Ocwen’s portfolio, NRZ’s more aggressive sale of homes at the foreclosure auction (which reduces our real estate owned (“REO”) auction, brokerage, field services and title service revenue), and COVID-19 pandemic related governmental restrictions and changing vendor and consumer behavior on demand for our default related services businesses. These decreases were partially offset by a 36% increase in revenue from customers other than Ocwen, NRZ and RESI in our Field Services, Marketplace and Mortgage and Real Estate Solutions businesses from new customer on-boardings, market share expansion with existing customers, and higher origination related volumes driven by lower interest rates. Other service revenue declined for the three months ended March 31, 2020 from the July 1, 2019 sale of the Financial Services Business, lower REALServicing revenue from Ocwen’s migration to another servicing system, the discontinuation of the BRS business and the wind down of Owners.com compared to the three months ended March 31, 2019.
We recognized reimbursable expense revenue of $7.8 million for the three months ended March 31, 2020, a 74% increase compared to the three months ended March 31, 2019. The increase in reimbursable expense revenue for the three months ended March 31, 2020 was primarily driven by an increase for Marketplace related to new early stage disposition services performed.
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

Cost of revenue consists of the following for the three months ended March 31:

(in thousands)	2020	2019	% Increase (decrease)

Compensation and benefits	$25,916	$41,368	(37)
Outside fees and services	48,140	62,581	(23)
Technology and telecommunications	9,232	9,478	(3)
Reimbursable expenses	7,845	4,496	74
Depreciation and amortization	3,448	4,198	(18)
Cost of real estate sold	—	2,094	(100)

Cost of revenue	$94,581	$124,215	(24)
We recognized cost of revenue of $94.6 million for the three months ended March 31, 2020, a 24% decrease compared to the three months ended March 31, 2019. The decrease was primarily driven by lower revenue in Field Services and Marketplace businesses, the July 1, 2019 sale of the Financial Services Business and the discontinuation of the BRS business. Compensation and benefits decreased at a greater percentage than the decline in service revenue due to lower headcount as a result of the Project Catalyst reorganization and the transfer of certain employees to selling, general and administrative (“SG&A”) functions in connection with the Project Catalyst reorganization. In addition, depreciation and amortization was lower from the completion of the depreciation periods of certain premises and equipment and the reduction in capital expenditures. These decreases were partially offset by an increase in reimbursable expenses that was consistent with the increase in reimbursable expense revenue discussed in the revenue section above.
Gross profit decreased to $26.9 million, representing 24% of service revenue, for the three months ended March 31, 2020 compared to $45.7 million, representing 28% of service revenue, for the three months ended March 31, 2019. Gross profit as a percentage of service revenue for the three months ended March 31, 2020 decreased compared to the three months ended March 31, 2019, primarily due to revenue mix with lower revenue from higher margin Marketplace businesses and the impact of the July 1, 2019 sale of the Financial Services Business. These decreases were partially offset by our Project Catalyst cost reduction initiatives.
Selling, General and Administrative Expenses
SG&A includes payroll for personnel employed in executive, sales and marketing, finance, law, compliance, human resources, vendor management, facilities and risk management roles. This category also includes professional services fees, occupancy costs, marketing costs, depreciation and amortization of non-operating assets and other expenses.
SG&A expenses consist of the following for the three months ended March 31:

(in thousands)	2020	2019	% Increase (decrease)

Compensation and benefits	$12,012	$11,353	6
Occupancy related costs	5,421	7,474	(27)
Amortization of intangible assets	4,209	8,647	(51)
Professional services	2,635	5,476	(52)
Marketing costs	1,437	2,932	(51)
Depreciation and amortization	669	1,433	(53)
Other	1,710	4,611	(63)

Selling, general and administrative expenses	$28,093	$41,926	(33)
SG&A for the three months ended March 31, 2020 of $28.1 million decreased by 33% compared to the three months ended March 31, 2019. The decrease was primarily driven by lower amortization of intangible assets, professional services and Other expenses. The decrease in amortization of intangible assets was driven by the completion of the amortization period of certain intangible assets during 2019, the July 1, 2019 sale of the Financial Services Business and lower revenue generated from the Homeward Residential, Inc. and Residential Capital, LLC portfolios (revenue-based amortization) consistent with the reduction in the size of Ocwen’s portfolio, discussed in the revenue section above. Professional services decreased from lower litigation and legal professional services costs in connection with fewer legal and regulatory matters. Other expenses decreased primarily due to a $2.1 million contingent loss accrual for sales tax exposure in the United States recognized during the three months ended March 31, 2019.

Other Operating Expenses
In August 2018, Altisource initiated Project Catalyst, a project intended to optimize our operations and reduce costs to better align its cost structure with its anticipated revenues and improve our operating margins. During the three months ended March 31, 2020 and 2019, Altisource incurred $2.9 million and $4.4 million, respectively, of severance costs, professional services fees, facility consolidation costs, technology costs and business wind down costs related to the reorganization plan. Altisource expects to incur additional severance costs, professional services fees, technology costs and facility consolidation costs in connection with this internal reorganization, automation and other technology related activities and will expense those costs as incurred. Based on the Company’s analysis, it currently anticipates the future costs relating to Project Catalyst to be in the range of approximately $8 million to $11 million.
Loss from Operations
Loss from operations increased to a loss of $(4.2) million, representing (4)% of service revenue, for the three months ended March 31, 2020, compared to a loss of $(0.6) million, representing less than (1)% of service revenue, for the three months ended March 31, 2019. Loss from operations as a percentage of service revenue increased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily as a result of lower gross profit margins, partially offset by lower SG&A expenses and restructuring costs, as discussed above.
Other Income (Expense), net
Other income (expense), net principally includes interest expense, unrealized (loss) gain on our investment in RESI common shares and other non-operating gains and losses.
Other income (expense), net was $(5.0) million for the three months ended March 31, 2020 compared to $(3.3) million for the three months ended March 31, 2019. The increase in other expense for the three months ended March 31, 2020 was primarily driven by a $(1.3) million unrealized loss on our investment in RESI common shares for the three months ended March 31, 2020 compared to a $2.2 million unrealized gain for the three months ended March 31, 2019, largely offset by lower interest expense during the three months ended March 31, 2020. Interest expense decreased primarily due to lower average outstanding balances of the senior secured term loan as a result of repayments during 2019 and lower interest rates. For the three months ended March 31, 2020, the interest rate of the senior secured term loan was 5.94% compared to 6.39% for the three months ended March 31, 2019.
Income Tax (Provision) Benefit
We recognized an income tax (provision) benefit of $(2.4) million and $1.2 million for the three months ended March 31, 2020 and 2019, respectively. The increase in the income tax provision for the three months ended March 31, 2020 was driven by income tax on transfer pricing income from US and foreign operations other than our Luxembourg operating company and no tax benefit on the pretax loss from our Luxembourg operating company in 2020. In addition, the decrease in the India income tax rate resulted in a higher tax provision for the three months ended March 31, 2020 in connection with adjustments to deferred tax assets in India.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary source of liquidity is cash flow from operations and cash on hand. We seek to deploy cash generated in a disciplined manner. Principally, we intend to use cash to develop and grow complementary services and businesses that we believe will generate attractive margins in line with our core capabilities and strategy. We use cash for repayments of our long-term debt, capital investments and we anticipate that we may use cash from time to time to repurchase shares of our common stock. In addition, we consider and evaluate business acquisitions, dispositions, closures or other similar actions from time to time that are aligned with our strategy.
Credit Agreement
In 2018, Altisource entered into the Credit Agreement pursuant to which Altisource borrowed $412.0 million in the form of Term B Loans and obtained a $15.0 million revolving credit facility. The Term B Loans mature in April 2024 and the revolving credit facility matures in April 2023. As of March 31, 2020, $293.8 million of the Term B Loans were outstanding. There were no borrowings outstanding under the revolving credit facility as of March 31, 2020.
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
The interest rate on the Term B Loans as of March 31, 2020 was 5.45%.
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
Cash Flows
The following table presents our cash flows for the three months ended March 31:

(in thousands)	2020	2019	% Increase (decrease)

Net loss adjusted for non-cash items	$4,586	$17,046	(73)
Changes in operating assets and liabilities	(6,234)	(23,701)	74
Net cash used in operating activities	(1,648)	(6,655)	75
Net cash used in investing activities	(511)	(790)	35
Net cash used in financing activities	(1,516)	(1,177)	(29)
Net decrease in cash, cash equivalents and restricted cash	(3,675)	(8,622)	57
Cash, cash equivalents and restricted cash at the beginning of the period	86,583	64,046	35

Cash, cash equivalents and restricted cash at the end of the period	$82,908	$55,424	50
Cash Flows from Operating Activities
Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net income. For the three months ended March 31, 2020, cash flows used in operating activities were $(1.6) million, or approximately $(0.01) for every dollar of service revenue, compared to cash flows used in operating activities of $(6.7) million, or approximately $(0.04) for every dollar of service revenue, for the three months ended March 31, 2019. During the three months ended March 31, 2020, the decrease in cash used in operating activities was driven by lower cash used for changes in operating assets and liabilities of $17.5 million, partially offset by a $12.5 million unfavorable change in net loss, adjusted for non-cash items. The decrease in cash used for changes in operating assets and liabilities was driven by $6.9 million of payments of sales tax accruals during the three months ended March 31, 2019 (no comparative amount during the three months ended March 31, 2020) and lower cash payments for annual incentive compensation bonuses for the three months ended March 31, 2020 by $7.3 million. The change in net loss, adjusted for non-cash items, was primarily driven by lower gross profit during the three months ended March 31, 2020 from lower service revenue, partially offset by decreases in expenses as a result of the Project Catalyst cost reduction initiatives. Operating cash flows can be negatively impacted because of the nature of some of our services and the mix of services provided. Certain services are performed immediately following or shortly after the referral, but the collection of the receivable does not occur until a specific event occurs (e.g., the foreclosure is complete, the REO asset is sold, etc.). Furthermore, lower margin services generate lower income and cash flows from operations. Consequently, our cash flows from operations may be negatively impacted when comparing one period to another.
Cash Flows from Investing Activities
Cash flows from investing activities for the three months ended March 31, 2020 and 2019 consisted of additions to premises and equipment. Cash flows used in investing activities were $(0.5) million and $(0.8) million for the three months ended March 31,

2020 and 2019, respectively, for additions to premises and equipment primarily related to investments in the development of certain software applications, IT infrastructure and facility improvements. The decrease in additions to premises and equipment for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily related to the completion of several software development projects and lower facility improvements, partially offset by increased IT infrastructure additions.
Cash Flows from Financing Activities
Cash flows from financing activities for the three months ended March 31, 2020 and 2019 primarily included distributions to non-controlling interests and payments of tax withholdings on issuance of restricted share units and restricted shares. Cash flows used in financing activities were $(1.5) million and $(1.2) million for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020 and 2019, we distributed $(0.3) million and $(0.6) million to non-controlling interests, respectively. In addition, during the three months ended March 31, 2020 and 2019, we made payments of $(1.2) million and $(0.6) million, respectively, to satisfy employee tax withholding obligations on the issuance of restricted share units and restricted shares. These payments were made to tax authorities, at the employees’ direction, to satisfy the employees’ tax obligations rather than issuing a portion of vested restricted share units and restricted shares to employees.
Liquidity Requirements after March 31, 2020
Our significant future liquidity obligations primarily pertain to long-term debt interest expense under the Credit Agreement (see Liquidity section above) and lease payments. During the next 12 months, we expect to pay $16.0 million of interest expense (assuming no further principal repayments and the March 31, 2020 interest rate) under the Credit Agreement and make lease payments of $11.2 million.
We believe that our existing cash and cash equivalents balances, our anticipated cash flows from operations and availability under our revolving credit facility will be sufficient to meet our liquidity needs, including to fund required interest payments and additions to premises and equipment, for the next 12 months.
Contractual Obligations, Commitments and Contingencies
For the three months ended March 31, 2020, there were no significant changes to our contractual obligations from those identified in our Form 10-K for the fiscal year ended December 31, 2019 and this Form 10-Q, other than those that occur in the normal course of business. See Note 24 to the condensed consolidated financial statements.
CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RECENT ACCOUNTING PRONOUNCEMENTS
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
Our critical accounting policies are described in the MD&A section of our Form 10-K for the year ended December 31, 2019 filed with the SEC on March 5, 2020. There have been no material changes to our critical accounting policies during the three months ended March 31, 2020.
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
Interest Rate Risk
As of March 31, 2020, the interest rate charged on the Term B Loan was 5.45%. The interest rate is calculated based on the Adjusted Eurodollar Rate (as defined in the senior secured term loan agreement) with a minimum floor of 1.00% plus 4.00%.
Based on the principal amount outstanding and the Adjusted Eurodollar Rate as of March 31, 2020, a one percentage point increase in the Eurodollar rate would increase our annual interest expense by approximately $2.9 million. There would be a $1.3 million decrease in our annual interest expense if there was a one percentage point decrease in the Eurodollar Rate, as a result of the 1.00% minimum floor.
Currency Exchange Risk
We are exposed to currency risk from potential changes in currency values of our non-United States dollar denominated expenses, assets, liabilities and cash flows. Our most significant currency exposure relates to the Indian rupee. Based on expenses incurred in Indian rupees for the three months ended March 31, 2020, a one percentage point increase or decrease in value of the Indian rupee in relation to the United States dollar would increase or decrease our annual expenses by approximately $0.5 million.
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
As of March 31, 2020, an evaluation was conducted under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of March 31, 2020.

b)	Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Form 10-K for the year ended December 31, 2019 filed with the SEC on March 5, 2020, except as follows:
Risks Related to Our Business and Industry
We face certain risks related to the COVID-19 pandemic and the measures taken to prevent its spread, which could adversely impact Altisource’s business, financial condition and results of operations.
In recent years the outbreaks of a number of diseases, including Avian Bird Flu, H1N1, and various other "super bugs," have increased the risk of a pandemic. In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread to over 100 countries, including the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19.
The potential impact and duration of COVID-19 or another pandemic could have repercussions across regional and global economies and financial markets. The outbreak of COVID-19 in many countries continues to adversely impact global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and, as cases of the virus have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines and restrictions on travel and commerce. Many states and cities where we have business activities have reacted by instituting quarantines, restrictions on travel, "shelter in place" rules, and restrictions on types of business that may continue to operate. In addition, certain governmental authorities, regulators and GSEs and certain investors have instituted rules preventing actions related to loan delinquencies and foreclosure and certain of our clients (and their clients) have taken such actions voluntarily. The duration of such restrictions is currently unknown. As a result, our business and results of operations may be adversely impacted in a number of ways, including by the additional risks below.
Demand for our services and our vendors’ ability to provide services in a timely and cost effective fashion, has been, and may continue to be, negatively impacted by the COVID-19 pandemic and response, which could result in a reduction in our revenue and/or an increase in our costs, and thus have a material adverse effect on our financial condition and results of operations.
The impact of the COVID-19 pandemic on the United States economy and housing market, together with foreclosure moratoriums and other actions described above has resulted, and could continue to result, in a decline in the demand for our products and services, including reduced demand for real estate auction services, real estate brokerage services, valuations, title insurance and settlement services, foreclosure related services and construction inspection services.
Volatile or uncertain economic conditions, such as those caused by the COVID-19 pandemic, or its consequences, have and may continue to affect our customers and the markets we serve, causing customers to reduce, defer or eliminate spending on our products and services. Such conditions could also lead to the insolvency of certain customers, negatively impacting the demand for our products and services and making amounts owed to us difficult or impossible to collect in whole or in part.

The COVID-19 impact on the United States economy and the housing market has and may continue to increase the number of auction cycles required to sell real estate, lengthen sale and closing timelines for real estate transactions, decrease sale prices which has the potential to decrease buyer’s premiums and brokerage commissions we earn on real estate transactions, and increase the percentage of real estate transactions that fail to close.
Governmental restrictions on movement and the provision of certain services deemed to be non-essential, actions by authorities prohibiting the performance of certain services, social distancing requirements, the closure of or reduced services provided by certain governmental offices, vendor refusals to provide certain services in certain jurisdictions and limitations on the availability of certain supplies have and may continue to negatively impact Altisource’s ability to provide certain products and services, and increase the cost to Altisource of providing certain products and services. For example, certain of our field services offerings are precluded by government orders limiting the performance of non-essential services or are difficult to fulfill due to our field vendors’ reluctance to perform services, especially services that are not clearly specified by authorities as essential or those that present the potential for human contact. If vendors and suppliers are negatively impacted by the COVID-19 pandemic or otherwise unable to perform, we may need to seek alternate vendors or supplies, which may disrupt our operations, negatively impact our ability to provide products and services, and may be more expensive. If needed, we may not be able to obtain or contract with alternate vendors or suppliers. If we are not able to obtain or contract with alternate vendors or suppliers our operations would be negatively impacted.
Further, government or voluntarily imposed travel restrictions and limitations on in-person meetings could negatively impact our sales efforts, our ability to engage and onboard new customers, our ability to recruit new employees, and create other operational challenges.
Our ability to respond to the impacts of COVID-19 on our business, including to reduce our costs in light of a reduction in demand for our services, may be restricted by government actions and our business structure.
There are certain limitations on our ability to mitigate the adverse financial impact described above, including the fixed costs of our operations. In addition, governmental restrictions with regard to terminating employment, reducing compensation or closing facilities during the COVID-19 pandemic could interfere with our cost reduction initiatives, including interfering with the closure of inefficient facilities, the dismissal or furlough of employees and resources, the reduction of compensation and other cost reduction measures, including any of the foregoing that were planned prior to declaration of COVID-19 as a pandemic and the imposition of such restrictions, negatively impacting Altisource’s ability to reduce its cost structure.
Our compliance with work from home, business closure, shelter in place and other similar regulations may impose additional costs on Altisource, and could create additional risks for our business from a productivity and liability standpoint, including by increasing our risk for cybersecurity breaches or failures.
Altisource has transitioned a significant portion of its workforce to work remotely voluntarily to protect the health and safety of our workforce and customers and, in certain instances, in response to government actions. Altisource may incur significant costs associated with such transition, as well as from implementing hygiene protocols for employees continuing to work at certain Altisource facilities. Further, our business continuity plans in the face of remote working and other adjustments required to our business may not be sufficient to address a global pandemic of COVID-19's scale and magnitude, or may not be implemented on a timely or error free basis, resulting in negative operational impacts and errors.
Employing a remote work environment could result in decreased employee productivity, including due to a lower level of employee oversight, distraction caused by the pandemic and its impact on daily life, employee health conditions or illnesses, employees acting as caregivers, disruption due to home schooling and child care obligations, use of slower residential Internet connections, the instability, inadequacy or unavailability of Altisource’s network, and/or unstable electrical services or unreliable Internet access. We also may face increased data privacy and security risks resulting from the use of non-Altisource networks to access information and to provide products and services. Additional risks to Altisource systems and Altisource, client, vendor and/or borrower data are presented by increased phishing activities targeting employees, vendors and counterparties in transactions, the possibility of attacks on Altisource systems or systems of employees working remotely as well as by decreased physical supervision. Remote work arrangements could also negatively impact certain controls, such as our financial reporting systems, internal control over financial reporting and disclosure controls and procedures. If we do face a reduction in productivity, data privacy or cybersecurity failures or breaches, or issues with our controls, we may incur additional costs to address such issues and our financial condition and results may be adversely impacted.

We may not be able to comply with all legal and contractual obligations applicable to us as a result of the response to COVID-19.
The governmental and our voluntary response to the COVID-19 pandemic could adversely impact Altisource’s ability to comply with various legal and contractual obligations, including service level agreements and performance standards in our revenue agreements, restoration obligations in our leases, and obligations to perform or use services in pre-approved locations, whether as a result of an inability to staff personnel for certain services in appropriate locations or as a result of compliance with various imposed regulations. Some of our agreements may not contain force majeure clauses or similar provisions that would sufficiently excuse any non-performance due to the pandemic. Accordingly, counterparties to these contracts may assert Altisource has breached these contracts and caused damages, potentially resulting in additional costs, penalties, fee reductions, termination rights, legal claims and liabilities.
Further, Altisource could face legal claims from employees, contractors, vendors, borrowers or other individuals who claim to have been exposed to and contracted the COVID-19 virus as a result of our failure to comply with legal or hygiene requirements related to COVID-19 in the provision of our products or services.
If we face claims under contracts or claims from employees, contractors, vendors, borrowers or others our insurance coverage may not be applicable to, or sufficient to cover, all claims, costs, and damages we incur, which would result in our bearing these costs and which could have a material adverse effect on our financial condition and results of operations.
The significant volatility in the capital and financial markets resulting from the COVID-19 response and the impact of COVID-19 on our business and financial position may make it more difficult for us to secure financing as needed for the continued operation and growth of our business.
The impact of the COVID-19 pandemic, or its consequences, on the capital markets could adversely affect our ability to borrow money or our cost of borrowing. In addition, reduced revenue or cash flow could negatively impact our ability to access our revolving line of credit or our ability to continue to satisfy the covenants and terms of our senior secured term loan agreements. If we were to have a covenant default under our loan agreements, we would not be able borrow additional funds and our lenders could seek to enforce the remedies available to them under our loan agreements, which could have a material adverse effect on our financial condition. A reduction in our ability to borrow funds to support our operations could also reduce our ability to pursue our business strategy to diversify and grow our customer base.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases of shares of common stock during the three months ended March 31, 2020. On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock in the open market, subject to certain parameters, for a period of five years from the date of approval. The maximum number of shares that may be purchased under the repurchase program is 2.4 million shares of the Company’s common stock. In addition to the share repurchase program, during the three months ended March 31, 2020, 68,418 common shares were withheld from employees to satisfy tax withholding obligations that arose from the vesting of restricted shares.

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

101 *
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2020 and 2019; (iii) Condensed Consolidated Statements of Equity for the three months ended March 31, 2020 and 2019; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019; and (v) Notes to Condensed Consolidated Financial Statements.

______________________________________
*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
(Registrant)

Date:	April 30, 2020	By:	/s/ Michelle D. Esterman
Michelle D. Esterman
Chief Financial Officer
(On behalf of the Registrant and as its Principal Financial Officer and Principal Accounting Officer)