Form 10-Q
period 2020-06-30
Altisource Portfolio Solutions S.A.
filed 2020-08-06
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

As of July 31, 2020, there were 15,631,557 outstanding shares of the registrant’s common stock (excluding 9,781,191 shares held as treasury stock).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$68,177	$82,741
Investment in equity securities	30,047	42,618
Accounts receivable, net	35,337	43,615
Prepaid expenses and other current assets	14,157	15,214
Total current assets	147,718	184,188

Premises and equipment, net	18,661	24,526
Right-of-use assets under operating leases, net	22,843	29,074
Goodwill	73,849	73,849
Intangible assets, net	53,997	61,046
Other assets	11,281	12,436

Total assets	$328,349	$385,119

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$61,406	$67,671
Deferred revenue	5,203	5,183
Other current liabilities	11,991	14,724
Total current liabilities	78,600	87,578

Long-term debt	288,581	287,882
Other non-current liabilities	26,018	31,016

Commitments, contingencies and regulatory matters (Note 24)

Equity (deficit):
Common stock ($1.00 par value; 100,000 shares authorized, 25,413 issued and 15,629 outstanding as of June 30, 2020; 15,454 outstanding as of December 31, 2019)	25,413	25,413
Additional paid-in capital	138,493	133,669
Retained earnings	213,023	272,026
Treasury stock, at cost (9,784 shares as of June 30, 2020 and 9,959 shares as of December 31, 2019)	(443,059)	(453,934)
Altisource deficit	(66,130)	(22,826)

Non-controlling interests	1,280	1,469
Total deficit	(64,850)	(21,357)

Total liabilities and deficit	$328,349	$385,119

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Revenue	$95,342	$196,535	$216,786	$366,470
Cost of revenue	82,628	152,714	177,209	276,929

Gross profit	12,714	43,821	39,577	89,541
Operating expenses:
Selling, general and administrative expenses	24,701	36,516	52,794	78,442
Restructuring charges	5,769	1,899	8,694	6,319

(Loss) income from operations	(17,756)	5,406	(21,911)	4,780
Other income (expense), net
Interest expense	(4,446)	(5,812)	(9,162)	(11,764)
Unrealized (loss) gain on investment in equity securities	(11,224)	11,787	(12,571)	14,025
Other (expense) income, net	(321)	528	773	902
Total other income (expense), net	(15,991)	6,503	(20,960)	3,163

(Loss) income before income taxes and non-controlling interests	(33,747)	11,909	(42,871)	7,943
Income tax provision	(1,117)	(16,513)	(3,538)	(15,291)

Net loss	(34,864)	(4,604)	(46,409)	(7,348)
Net income attributable to non-controlling interests	(197)	(1,240)	(302)	(1,680)

Net loss attributable to Altisource	$(35,061)	$(5,844)	$(46,711)	$(9,028)

Loss per share:
Basic	$(2.25)	$(0.36)	$(3.00)	$(0.56)
Diluted	$(2.25)	$(0.36)	$(3.00)	$(0.56)

Weighted average shares outstanding:
Basic	15,601	16,214	15,549	16,253
Diluted	15,601	16,214	15,549	16,253

Comprehensive loss:

Comprehensive loss, net of tax	$(34,864)	$(4,604)	$(46,409)	$(7,348)
Comprehensive income attributable to non-controlling interests	(197)	(1,240)	(302)	(1,680)

Comprehensive loss attributable to Altisource	$(35,061)	$(5,844)	$(46,711)	$(9,028)

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Altisource Equity (Deficit)
	Common stock		Additional paid-in capital	Retained earnings	Treasury stock, at cost	Non-controlling interests	Total
	Shares

Balance, December 31, 2018	25,413	$25,413	$122,667	$590,655	$(443,304)	$1,237	$296,668

Net loss	—	—	—	(3,184)	—	440	(2,744)
Distributions to non-controlling interest holders	—	—	—	—	—	(620)	(620)
Share-based compensation expense	—	—	2,621	—	—	—	2,621
Exercise of stock options and issuance of restricted share units and restricted shares	—	—	—	(1,549)	1,577	—	28
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(1,163)	578	—	(585)

Balance, March 31, 2019	25,413	25,413	125,288	584,759	(441,149)	1,057	295,368

Net loss	—	—	—	(5,844)	—	1,240	(4,604)
Distributions to non-controlling interest holders	—	—	—	—	—	(518)	(518)
Share-based compensation expense	—	—	2,832	—	—	—	2,832
Exercise of stock options and issuance of restricted share units and restricted shares	—	—	—	(3,473)	3,680	—	207
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(1,402)	689	—	(713)
Repurchase of shares	—	—	—	—	(6,700)	—	(6,700)

Balance, June 30, 2019	25,413	$25,413	$128,120	$574,040	$(443,480)	$1,779	$285,872

Balance, December 31, 2019	25,413	$25,413	$133,669	$272,026	$(453,934)	$1,469	$(21,357)

Net loss	—	—	—	(11,650)	—	105	(11,545)
Distributions to non-controlling interest holders	—	—	—	—	—	(311)	(311)
Share-based compensation expense	—	—	2,894	—	—	—	2,894
Issuance of restricted share units and restricted shares	—	—	—	(4,796)	4,796	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(3,114)	1,909	—	(1,205)

Balance, March 31, 2020	25,413	25,413	136,563	252,466	(447,229)	1,263	(31,524)

Net loss	—	—	—	(35,061)	—	197	(34,864)
Distributions to non-controlling interest holders	—	—	—	—	—	(180)	(180)
Share-based compensation expense	—	—	1,930	—	—	—	1,930
Issuance of restricted share units and restricted shares	—	—	—	(3,177)	3,177	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(1,205)	993	—	(212)

Balance, June 30, 2020	25,413	$25,413	$138,493	$213,023	$(443,059)	$1,280	$(64,850)

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(46,409)	$(7,348)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,701	10,522
Amortization of right-of-use assets under operating leases	5,474	6,793
Amortization of intangible assets	7,049	12,191
Unrealized loss (gain) on investment in equity securities	12,571	(14,025)
Share-based compensation expense	4,824	5,453
Bad debt expense	1,066	131
Amortization of debt discount	333	327
Amortization of debt issuance costs	366	363
Deferred income taxes	261	15,846
Loss on disposal of fixed assets	99	908
Changes in operating assets and liabilities:
Accounts receivable	7,212	(15,789)
Short-term investments in real estate	—	39,459
Prepaid expenses and other current assets	1,057	5,239
Other assets	868	(511)
Accounts payable and accrued expenses	(6,734)	(16,587)
Current and non-current operating lease liabilities	(6,024)	(6,734)
Other current and non-current liabilities	(930)	(3,082)
Net cash (used in) provided by operating activities	(11,216)	33,156

Cash flows from investing activities:
Additions to premises and equipment	(1,466)	(934)
Proceeds received from sale of equity securities	—	6,476
Other	—	1,087
Net cash (used in) provided by investing activities	(1,466)	6,629

Cash flows from financing activities:
Repayments and repurchases of long-term debt	—	(5,810)
Proceeds from stock option exercises	—	235
Purchase of treasury shares	—	(6,700)
Distributions to non-controlling interests	(491)	(1,138)
Payments of tax withholding on issuance of restricted share units and restricted shares	(1,417)	(1,298)
Net cash used in financing activities	(1,908)	(14,711)

Net (decrease) increase in cash, cash equivalents and restricted cash	(14,590)	25,074
Cash, cash equivalents and restricted cash at the beginning of the period	86,583	64,046

Cash, cash equivalents and restricted cash at the end of the period	$71,993	$89,120

Supplemental cash flow information:
Interest paid	$8,463	$11,279
Income taxes received, net	(944)	(27)
Acquisition of right-of-use assets with operating lease liabilities	958	6,200
Reduction of right-of-use assets from operating lease modifications or reassessments	(1,715)	(3,409)

Non-cash investing and financing activities:
Net increase (decrease) in payables for purchases of premises and equipment	$469	$(25)
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
The management agreement between MPA and Lenders One, pursuant to which MPA is the management company, represents a variable interest in a variable interest entity. MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact the cooperative’s economic performance and the right to receive benefits from the cooperative. As a result, Lenders One is presented in the accompanying condensed consolidated financial statements on a consolidated basis and the interests of the members are reflected as non-controlling interests. As of June 30, 2020, Lenders One had total assets of $2.4 million and total liabilities of $0.6 million. As of December 31, 2019, Lenders One had total assets of $1.6 million and total liabilities of $0.3 million.
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
During the three and six months ended June 30, 2020, Ocwen was our largest customer, accounting for 61% of our total revenue for the six months ended June 30, 2020 (60% of our revenue for the second quarter of 2020). Ocwen purchases certain mortgage services from us under the terms of services agreements and amendments thereto (collectively, the “Ocwen Services Agreements”) with terms extending through August 2025. Certain of the Ocwen Services Agreements contain a “most favored nation” provision and also grant the parties the right to renegotiate pricing, among other things.
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
Revenue from Ocwen primarily consists of revenue earned from the loan portfolios serviced and subserviced by Ocwen when Ocwen engages us as the service provider, and revenue earned directly from Ocwen, pursuant to the Ocwen Services Agreements. For the six months ended June 30, 2020 and 2019, we recognized revenue from Ocwen of $131.6 million and $185.2 million, respectively ($57.4 million and $87.0 million for the second quarter of 2020 and 2019, respectively). Revenue from Ocwen as a percentage of consolidated revenue was 61% and 51% for the six months ended June 30, 2020 and 2019, respectively (60% and 44% for the second quarter of 2020 and 2019, respectively).
We earn additional revenue related to the portfolios serviced and subserviced by Ocwen when a party other than Ocwen or the MSR owner selects Altisource as the service provider. For the six months ended June 30, 2020 and 2019, we recognized revenue of $12.8 million and $20.3 million, respectively ($5.0 million and $9.2 million for the second quarter of 2020 and 2019, respectively), related to the portfolios serviced by Ocwen when a party other than Ocwen or the MSR owner selected Altisource as the service provider. These amounts are not included in deriving revenue from Ocwen and revenue from Ocwen as a percentage of revenue discussed above.
During the second quarter of 2020, Ocwen informed us that an investor had instructed Ocwen to use a field services provider other than Altisource on properties associated with certain MSRs. They indicated that they were instructed to begin the transition in July 2020, and that the transition should be completed in a few months. We believe Ocwen commenced using another field services provider for these properties in July 2020. Based upon the impacted portfolios to date and the designated service provider, Altisource believes that Ocwen received these directions from NRZ, but Ocwen has not confirmed this belief. The timing to complete the transition to the replacement field service provider has not been defined, but we anticipate that there will be an impact to revenue and earnings from the transfer of field services that may be material in future periods. We estimate that $58.2 million and

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

$77.5 million of service revenue from Ocwen for the six months ended June 30, 2020 and 2019, respectively ($27.4 million and $35.1 million for the second quarter of 2020 and 2019, respectively) was derived from Field Services referrals from the NRZ owned portfolios. Without providing the timing or specific services impacted, Ocwen also communicated to Altisource that the same investor plans to direct them to transition certain other default related service referrals to other providers. We estimate that revenue from these certain other default related services represented approximately $20.6 million and $22.5 million of service revenue from Ocwen for the six months ended June 30, 2020 and 2019, respectively ($9.0 million and $10.5 million for the second quarter of 2020 and 2019, respectively). Altisource believes that any action taken by Ocwen to redirect these service referrals breaches Altisource's agreement with Ocwen. We are currently in discussions with Ocwen to address this matter, and have reserved all of our rights with respect to this matter.
To address the potential reduction in revenue, Altisource is taking additional measures to reduce its cost structure and strengthen its operations.
As of June 30, 2020, accounts receivable from Ocwen totaled $16.3 million, $14.7 million of which was billed and $1.6 million of which was unbilled. As of December 31, 2019, accounts receivable from Ocwen totaled $19.1 million, $15.7 million of which was billed and $3.4 million of which was unbilled.
NRZ
New Residential Investment Corp. (individually, together with one or more of its subsidiaries or one or more of its subsidiaries individually, “NRZ”) is a real estate investment trust that invests in and manages investments primarily related to residential real estate, including MSRs and excess MSRs.
Ocwen has disclosed that NRZ is its largest client. As of June 30, 2020, NRZ owned MSRs or rights to MSRs relating to approximately 53% of loans serviced and subserviced by Ocwen (measured in unpaid principal balance (“UPB”)). In July 2017 and January 2018, Ocwen and NRZ entered into a series of agreements pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer from Ocwen to NRZ of Ocwen’s legal title to certain of its MSRs (the “Subject MSRs”) and under which Ocwen will subservice mortgage loans underlying the MSRs for an initial term of five years, subject to early termination rights.
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
For the six months ended June 30, 2020 and 2019, we recognized revenue from NRZ of $4.6 million and $7.0 million, respectively ($1.9 million and $3.0 million for the second quarter of 2020 and 2019, respectively), under the Brokerage Agreement. For the six months ended June 30, 2020 and 2019, we recognized additional revenue of $19.1 million and $34.1 million, respectively ($7.1 million and $16.4 million for the second quarter of 2020 and 2019, respectively), relating to the Subject MSRs when a party other than NRZ selects Altisource as the service provider.
NOTE 3 — SALE OF THE FINANCIAL SERVICES BUSINESS
On July 1, 2019, Altisource sold its Financial Services business, consisting of its post-charge-off consumer debt and mortgage charge-off collection services and customer relationship management services (the “Financial Services Business”) to Transworld Systems Inc. (“TSI”) for $44.0 million consisting of an up-front payment of $40.0 million, subject to a working capital adjustment (finalized during 2019) and transaction costs upon closing of the sale, and an additional $4.0 million payment on the one year anniversary of the sale closing, which was received on July 1, 2020. The parties also entered into a transition services agreement to provide for the management and orderly transition of certain services and technologies to TSI for periods ranging from 2 months to 13 months, subject to additional 3 month extensions. These services include support for information technology systems and

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

infrastructure, facilities management, finance, compliance and human resources functions and are charged to TSI on a fixed fee or hourly basis. As of July 1, 2020, nearly all of the transition services and technologies have been fully transitioned to TSI.
NOTE 4 — INVESTMENT IN EQUITY SECURITIES
During 2016, we purchased 4.1 million shares of Front Yard Residential Corporation (“RESI”) common stock. This investment is reflected in the accompanying condensed consolidated balance sheets at fair value and changes in fair value are included in other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive loss. As of June 30, 2020 and December 31, 2019, we held 3.5 million shares of RESI common stock. As of June 30, 2020 and December 31, 2019, the fair value of our investment was $30.0 million and $42.6 million, respectively. During the six months ended June 30, 2020 and 2019, we recognized an unrealized (loss) gain from the change in fair value of $(12.6) million and $14.0 million, respectively ($(11.2) million and $11.8 million for the second quarter of 2020 and 2019, respectively). The unrealized gains for the three and six months ended June 30, 2019 included $1.2 million and $1.5 million, respectively, of net gains recognized on RESI shares sold during the second quarter of 2019. During the six months ended June 30, 2020 and 2019, we earned dividends of $0.5 million and $1.2 million, respectively (no comparative amount for the second quarter of 2020 and $0.5 million for the second quarter of 2019), related to this investment.
In May 2019, the Company began selling its investment in RESI common stock. During the three and six months ended June 30, 2019, the Company sold 0.6 million shares for net proceeds of approximately $6.5 million (no comparative amount for the three and six months ended June 30, 2020). As required by the senior secured term loan agreement, the Company used the net proceeds to repay a portion of its senior secured term loan.
On February 17, 2020, RESI entered into a merger agreement to be acquired by affiliates of Amherst Single Family Residential Partners VI, LP (“Amherst”) for $12.50 in cash per share. On May 4, 2020, RESI announced the termination of the merger agreement.
NOTE 5 — ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consists of the following:

(in thousands)	June 30, 2020	December 31, 2019

Billed	$30,850	$35,921
Unbilled	9,800	12,166
	40,650	48,087
Less: Allowance for credit losses	(5,313)	(4,472)

Total	$35,337	$43,615

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
NOTE 6 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

(in thousands)	June 30, 2020	December 31, 2019

Income taxes receivable	$2,572	$5,098
Maintenance agreements, current portion	1,340	1,923
Prepaid expenses	5,439	3,924
Other current assets	4,806	4,269

Total	$14,157	$15,214

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
NOTE 8 — PREMISES AND EQUIPMENT, NET
Premises and equipment, net consists of the following:

(in thousands)	June 30, 2020	December 31, 2019

Computer hardware and software	$129,966	$144,608
Leasehold improvements	21,807	23,800
Furniture and fixtures	7,269	8,775
Office equipment and other	3,798	4,004
	162,840	181,187
Less: Accumulated depreciation and amortization	(144,179)	(156,661)

Total	$18,661	$24,526

Depreciation and amortization expense amounted to $7.7 million and $10.5 million for the six months ended June 30, 2020 and 2019, respectively ($3.6 million and $4.9 million for the second quarter of 2020 and 2019, respectively), and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive loss.
Premises and equipment, net consist of the following, by country:

(in thousands)	June 30, 2020	December 31, 2019

United States	$9,779	$13,426
Luxembourg	7,660	10,295
India	1,030	671
Uruguay	115	39
Philippines	77	95

Total	$18,661	$24,526

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 9 — RIGHT-OF-USE ASSETS UNDER OPERATING LEASES, NET
Right-of-use assets under operating leases, net consists of the following:

(in thousands)	June 30, 2020	December 31, 2019

Right-of-use assets under operating leases	$38,685	$39,729
Less: Accumulated amortization	(15,842)	(10,655)

Total	$22,843	$29,074

Amortization of operating leases was $5.5 million and $6.8 million for the six months ended June 30, 2020 and 2019, respectively, ($2.8 million and $3.1 million for the second quarter of 2020 and 2019, respectively) and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive loss.
NOTE 10 — GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
Goodwill consists of the following:

(in thousands)	Total

Balance as of June 30, 2020 and December 31, 2019	$73,849

Intangible Assets, net
Intangible assets, net consist of the following:

	Weighted average estimated useful life (in years)	Gross carrying amount		Accumulated amortization		Net book value
(in thousands)		June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019

Definite lived intangible assets:
Customer related intangible assets	9	$214,973	$214,973	$(181,367)	$(176,043)	$33,606	$38,930
Operating agreement	20	35,000	35,000	(18,251)	(17,376)	16,749	17,624
Trademarks and trade names	16	9,709	9,709	(6,099)	(5,893)	3,610	3,816
Non-compete agreements	4	1,230	1,230	(1,228)	(1,215)	2	15
Intellectual property	—	—	300	—	(175)	—	125
Other intangible assets	5	1,800	3,745	(1,770)	(3,209)	30	536

Total		$262,712	$264,957	$(208,715)	$(203,911)	$53,997	$61,046

Amortization expense for definite lived intangible assets was $7.0 million and $12.2 million for six months ended June 30, 2020 and 2019, respectively ($2.8 million and $3.5 million for the second quarter of 2020 and 2019, respectively). Expected annual definite lived intangible asset amortization expense for 2020 through 2024 is $13.7 million, $10.5 million, $5.1 million, $5.1 million and $5.1 million, respectively.

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 11 — OTHER ASSETS
Other assets consist of the following:

(in thousands)	June 30, 2020	December 31, 2019

Restricted cash	$3,816	$3,842
Security deposits	2,777	3,473
Deferred tax assets, net	1,126	1,626
Other	3,562	3,495

Total	$11,281	$12,436

NOTE 12 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable and accrued expenses consist of the following:

(in thousands)	June 30, 2020	December 31, 2019

Accounts payable	$20,926	$22,431
Accrued expenses - general	21,422	24,558
Accrued salaries and benefits	15,704	18,982
Income taxes payable	3,354	1,700

Total	$61,406	$67,671

Other current liabilities consist of the following:

(in thousands)	June 30, 2020	December 31, 2019

Operating lease liabilities	$9,300	$11,398
Other	2,691	3,326

Total	$11,991	$14,724

NOTE 13 — LONG-TERM DEBT
Long-term debt consists of the following:

(in thousands)	June 30, 2020	December 31, 2019

Senior secured term loans	$293,826	$293,826
Less: Debt issuance costs, net	(2,753)	(3,119)
Less: Unamortized discount, net	(2,492)	(2,825)

Long-term debt	$288,581	$287,882

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
The Term B Loans bear interest at rates based upon, at our option, the Adjusted Eurodollar Rate or the Base Rate. Adjusted Eurodollar Rate term loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Adjusted Eurodollar Rate for a three month interest period and (y) 1.00% plus (ii) 4.00%. Base Rate term loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Base Rate and (y) 2.00% plus (ii) 3.00%. The interest rate as of June 30, 2020 was 5.00%.
Loans under the revolving credit facility bear interest at rates based upon, at our option, the Adjusted Eurodollar Rate or the Base Rate. Adjusted Eurodollar Rate revolving loans bear interest at a rate per annum equal to the sum of (i) the Adjusted Eurodollar Rate for a three month interest period plus (ii) 4.00%. Base Rate revolving loans bear interest at a rate per annum equal to the sum of (i) the Base Rate plus (ii) 3.00%. The unused commitment fee is 0.50%. Borrowings under the revolving credit facility are not permitted if our leverage ratio exceeds 3.50 to 1.00. There were no borrowings outstanding under the revolving credit facility as of June 30, 2020.
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
As of June 30, 2020, debt issuance costs were $2.8 million, net of $1.8 million of accumulated amortization. As of December 31, 2019, debt issuance costs were $3.1 million, net of $1.4 million of accumulated amortization.

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 14 — OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following:

(in thousands)	June 30, 2020	December 31, 2019

Operating lease liabilities	$15,024	$19,707
Income tax liabilities	10,552	10,935
Other non-current liabilities	442	374

Total	$26,018	$31,016

NOTE 15 — FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The following table presents the carrying amount and estimated fair value of financial instruments and certain liabilities measured at fair value as of June 30, 2020 and December 31, 2019. The following fair values are estimated using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	June 30, 2020				December 31, 2019
(in thousands)	Carrying amount	Fair value			Carrying amount	Fair value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$68,177	$68,177	$—	$—	$82,741	$82,741	$—	$—
Restricted cash	3,816	3,816	—	—	3,842	3,842	—	—
Investment in equity securities	30,047	30,047	—	—	42,618	42,618	—	—
Long-term receivable	2,436	—	—	2,436	2,371	—	—	2,371

Liabilities:
Senior secured term loan	293,826	—	214,493	—	293,826	—	277,666	—
Fair Value Measurements on a Recurring Basis
Cash and cash equivalents and restricted cash are carried at amounts that approximate their fair values due to the highly liquid nature of these instruments and were measured using Level 1 inputs.
Investment in equity securities is carried at fair value and consists of 3.5 million shares of RESI common stock as of June 30, 2020 and December 31, 2019. The investment in equity securities is measured using Level 1 inputs as these securities have quoted prices in active markets.
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

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 16 — SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Share Repurchase Program
On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. As of June 30, 2020, approximately 2.4 million shares of common stock remain available for repurchase under the program. There were no purchases of shares of common stock during the six months ended June 30, 2020. We purchased 0.3 million shares of common stock at an average price of $21.89 per share during the three and six months ended June 30, 2019. Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of June 30, 2020, we can repurchase up to approximately $94 million of our common stock under Luxembourg law. Our Credit Agreement also limits the amount we can spend on share repurchases, which limit was approximately $448 million as of June 30, 2020, and may prevent repurchases in certain circumstances.
Share-Based Compensation
We issue share-based awards in the form of stock options, restricted shares and restricted share units for certain employees, officers and directors. We recognized share-based compensation expense of $4.8 million and $5.5 million for the six months ended June 30, 2020 and 2019, respectively ($1.9 million and $2.8 million for the second quarter of 2020 and 2019, respectively). As of June 30, 2020, estimated unrecognized compensation costs related to share-based awards amounted to $8.5 million, which we expect to recognize over a weighted average remaining requisite service period of approximately 1.51 years.
Stock Options
Stock option grants are composed of a combination of service-based, market-based and performance-based options.
Service-Based Options. These options generally vest over three or four years with equal annual vesting and generally expire on the earlier of ten years after the date of grant or following termination of service. A total of 280 thousand service-based options were outstanding as of June 30, 2020.
Market-Based Options. These option grants generally have two components, each of which vests only upon the achievement of certain criteria. The first component, which we refer to as “ordinary performance” grants, generally consists of two-thirds of the market-based grant and begins to vest if the stock price is at least double the exercise price, as long as the stock price realizes a compounded annual gain of at least 20% over the exercise price. The remaining third of the market-based options, which we refer to as “extraordinary performance” grants, generally begins to vest if the stock price is at least triple the exercise price, as long as the stock price realizes a compounded annual gain of at least 25% over the exercise price. Market-based options vest in three or four year installments with the first installment vesting upon the achievement of the criteria and the remaining installments vesting thereafter in equal annual installments. Market-based options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service or in the final three years of the option term, in which case vesting will generally continue in accordance with the provisions of the award agreement. A total of 222 thousand market-based options were outstanding as of June 30, 2020.
Performance-Based Options. These option grants generally will vest if certain specific financial measures are achieved; one-fourth vests on each anniversary of the grant date. For certain other financial measures, options cliff-vest upon the achievement of the specific performance during the period from 2019 through 2021. The award of performance-based options is adjusted based on the level of achievement specified in the award agreements. If the performance criteria achieved is above threshold performance levels, participants have the opportunity to vest in 50% to 200% of the option grants, depending upon performance achieved. If the performance criteria achieved is below a certain threshold, the options are canceled. The options generally expire on the earlier of ten years after the date of grant or following termination of service. There were 461 thousand performance-based options outstanding as of June 30, 2020.
There were no stock options granted during the six months ended June 30, 2020 and 2019. Outstanding stock options increased by 228 thousand in February 2019 in connection with the determination of the level of achievement for certain performance-based options granted in 2018.
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
The following table summarizes the total intrinsic value of stock options exercised and the grant date fair value of stock options that vested during the periods presented:

	Six months ended June 30,
(in thousands, except per share amounts)	2020	2019

Intrinsic value of options exercised	$—	$34
Grant date fair value of stock options that vested	2,602	2,752

The following table summarizes the activity related to our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding as of December 31, 2019	1,468,046	$29.19	4.60	$94
Forfeited/expired	(504,911)	23.69

Outstanding as of June 30, 2020	963,135	32.07	6.11	—

Exercisable as of June 30, 2020	589,845	28.52	5.88	—

Other Share-Based Awards
The Company’s other share-based and similar types of awards are composed of restricted shares and restricted share units. The restricted shares and restricted share units are composed of a combination of service-based awards and performance-based awards.
Service-Based Awards. These awards generally vest over two to four year periods with (a) vesting in equal annual installments, or (b) vesting of all of the restricted shares and restricted share units at the end of the vesting period. A total of 411 thousand service-based awards were outstanding as of June 30, 2020. Beginning in 2019, service-based restricted share units were awarded as a component of most employees’ annual incentive compensation rather than cash.
Performance-Based Awards. These awards generally vest if certain specific financial measures are achieved; one-third vests on each anniversary of the grant date or cliff-vest on the third anniversary of the grant date. The number of performance-based restricted shares and restricted share units that may vest will be based on the level of achievement as specified in the award agreements. If the performance criteria achieved is above certain financial performance levels and Altisource’s share performance is above certain established criteria, participants have the opportunity to vest in up to 225% of the restricted share unit award for certain awards. If the performance criteria achieved is below certain thresholds, the award is canceled. A total of 265 thousand performance-based awards were outstanding as of June 30, 2020.
The Company granted 349 thousand restricted share units (at a weighted average grant date fair value of $16.26 per share) during the six months ended June 30, 2020.
The following table summarizes the activity related to our restricted shares and restricted share units:

Number of restricted shares and restricted share units

Outstanding as of December 31, 2019	636,146
Granted	349,459
Issued	(175,533)
Forfeited/canceled	(133,622)

Outstanding as of June 30, 2020	676,450

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019

Service revenue	$91,008	$190,520	$204,184	$355,519
Reimbursable expenses	3,840	4,775	11,685	9,271
Non-controlling interests	494	1,240	917	1,680

Total	$95,342	$196,535	$216,786	$366,470

Disaggregation of Revenue
Disaggregation of total revenues by major source is as follows:

(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Three months ended June 30, 2020	$87,447	$4,055	$3,840	$95,342
Three months ended June 30, 2019	178,949	12,811	4,775	196,535

Six months ended June 30, 2020	195,455	9,646	11,685	216,786
Six months ended June 30, 2019	326,704	30,495	9,271	366,470
Contract Balances
Our contract assets consist of unbilled accounts receivable (see Note 5). Our contract liabilities consist of current deferred revenue and other non-current liabilities as reported on the accompanying condensed consolidated balance sheets. Revenue recognized that was included in the contract liability at the beginning of the period was $3.8 million and $8.6 million for the six months ended June 30, 2020 and 2019, respectively ($1.3 million and $3.7 million for the second quarter of 2020 and 2019, respectively).

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019

Compensation and benefits	$24,913	$36,806	$50,829	$78,174
Outside fees and services	41,761	58,588	89,901	121,169
Technology and telecommunications	9,074	9,060	18,306	18,538
Reimbursable expenses	3,840	4,775	11,685	9,271
Depreciation and amortization	3,040	3,209	6,488	7,407
Cost of real estate sold	—	40,276	—	42,370

Total	$82,628	$152,714	$177,209	$276,929

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019

Compensation and benefits	$9,307	$15,238	$21,319	$26,591
Occupancy related costs	5,668	6,921	11,089	14,395
Amortization of intangible assets	2,840	3,544	7,049	12,191
Professional services	3,841	3,320	6,476	8,796
Marketing costs	951	2,989	2,388	5,921
Depreciation and amortization	544	1,682	1,213	3,115
Other	1,550	2,822	3,260	7,433

Total	$24,701	$36,516	$52,794	$78,442

NOTE 20 — OTHER (EXPENSE) INCOME, NET
Other (expense) income, net consists of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019

Interest income	$6	$116	$80	$267
Other, net	(327)	412	693	635

Total	$(321)	$528	$773	$902

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 21 — INCOME TAXES
We recognized an income tax provision of $3.5 million and $15.3 million for the six months ended June 30, 2020 and 2019, respectively ($1.1 million and $16.5 million for the second quarter of 2020 and 2019, respectively). The decreases in the income tax provision for the three and six months ended June 30, 2020 were primarily from a $12.3 million reduction in Luxembourg deferred tax assets in connection with a decrease in the Luxembourg statutory income tax rate from 26.0% to 24.9% in the second quarter of 2019. The income tax provisions on losses before income taxes and non-controlling interests for the three and six months ended June 30, 2020 were driven by income tax on transfer pricing income from US and foreign operations other than our Luxembourg operating company and no tax benefit on the pretax losses from our Luxembourg operating company for the three and six months ended June 30, 2020.
NOTE 22 — LOSS PER SHARE
Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share excludes all dilutive securities because their impact would be anti-dilutive, as described below.
Basic and diluted loss per share are calculated as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019

Net loss attributable to Altisource	$(35,061)	$(5,844)	$(46,711)	$(9,028)

Weighted average common shares outstanding, basic	15,601	16,214	15,549	16,253

Weighted average common shares outstanding, diluted	15,601	16,214	15,549	16,253

Loss per share:
Basic	$(2.25)	$(0.36)	$(3.00)	$(0.56)
Diluted	$(2.25)	$(0.36)	$(3.00)	$(0.56)

For the six months ended June 30, 2020 and 2019, 1.8 million and 1.5 million, respectively (1.5 million for each of the second quarter of 2020 and 2019), stock options, restricted shares and restricted share units were excluded from the computation of loss per share, as a result of the following:

•
As a result of the net loss attributable to Altisource for the six months ended June 30, 2020 and 2019, 0.2 million and 0.3 million, respectively (0.1 million and 0.3 million for the second quarter of 2020 and 2019, respectively), stock options, restricted shares and restricted share units in each period were excluded from the computation of diluted loss per share, as their impacts were anti-dilutive

•
For the six months ended June 30, 2020 and 2019, 0.6 million and 0.4 million, respectively (0.3 million and 0.5 million for the second quarter of 2020 and 2019, respectively), stock options were anti-dilutive and have been excluded from the computation of diluted loss per share because their exercise price was greater than the average market price of our common stock

•
For the six months ended June 30, 2020 and 2019, 1.0 million and 0.8 million, respectively (1.1 million and 0.7 million for the second quarter of 2020 and 2019, respectively), stock options, restricted shares and restricted share units, which begin to vest upon the achievement of certain market criteria related to our common stock price, performance criteria and an annualized rate of return to shareholders that have not yet been met in each period have been excluded from the computation of diluted loss per share

NOTE 23 — RESTRUCTURING CHARGES
In August 2018, Altisource initiated Project Catalyst, a project intended to optimize its operations and reduce costs to better align its cost structure with its anticipated revenues and improve its operating margins. During the six months ended June 30, 2020 and 2019, Altisource incurred $8.7 million and $6.3 million, respectively ($5.8 million and $1.9 million for the second quarter of 2020 and 2019, respectively), of severance costs, professional services fees, facility consolidation costs, technology costs and business wind down costs related to the reorganization plan. We expect to incur additional severance costs, professional services fees, technology costs and facility consolidation costs in connection with this internal reorganization, automation and other technology

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

related activities and will expense those costs as incurred. Based on our analysis, we currently anticipate the future costs relating to Project Catalyst to be in the range of approximately $4 million to $7 million.
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
Sales Taxes
On June 21, 2018, the United States Supreme Court rendered a 5-4 majority decision in South Dakota v. Wayfair, Inc., holding that a state may require a remote seller with no physical presence in the state to collect and remit sales tax on goods and services provided to purchasers in the state, overturning existing court precedent. During the six months ended June 30, 2019, the Company completed the analysis of its services for potential exposure to sales tax in various jurisdictions in the United States. The Company recognized a $2.1 million net loss for the six months ended June 30, 2019 in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss (no comparative amount for the six months ended June 30, 2020 and the second quarter of 2020 and 2019). The Company began invoicing, collecting and remitting sales tax in applicable jurisdictions in 2019. The Company is also in the process of seeking additional reimbursements for sales tax payments from clients; however, there can be no assurance that the Company will be successful in collecting some or all of such additional reimbursements. Future changes in our estimated sales tax exposure could result in a material adjustment to our condensed consolidated financial statements, which would impact our financial condition and results of operations.
Ocwen Related Matters
As discussed in Note 2, during the six months ended June 30, 2020, Ocwen was our largest customer, accounting for 61% of our total revenue (60% of our revenue for the second quarter of 2020). Additionally, 6% of our revenue for the six months ended June 30, 2020 (5% of our revenue for the second quarter of 2020) was earned on the loan portfolios serviced by Ocwen, when a party other than Ocwen or the MSR owner selected Altisource as the service provider.
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
Ocwen has disclosed that NRZ is its largest client. As of June 30, 2020, NRZ owned MSRs or rights to MSRs relating to approximately 53% of loans serviced and subserviced by Ocwen (measured in UPB). In July 2017 and January 2018, Ocwen and NRZ entered into a series of agreements pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer from Ocwen to NRZ of Ocwen’s legal title to the Subject MSRs and under which Ocwen will subservice mortgage loans underlying the Subject MSRs for an initial term of five years. NRZ can terminate its sub-servicing agreement with Ocwen in exchange for the payment of a termination fee.

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
During the second quarter of 2020, Ocwen informed us that an investor had instructed Ocwen to use a field services provider other than Altisource on properties associated with certain MSRs. They indicated that they were instructed to begin the transition in July 2020, and that the transition should be completed in a few months. We believe Ocwen commenced using another field services provider for these properties in July 2020. Based upon the impacted portfolios to date and the designated service provider, Altisource believes that Ocwen received these directions from NRZ, but Ocwen has not confirmed this belief. The timing to complete the transition to the replacement field service provider has not been defined, but we anticipate that there will be an impact to revenue and earnings from the transfer of field services that may be material in future periods. We estimate that $58.2 million and $77.5 million of service revenue from Ocwen for the six months ended June 30, 2020 and 2019, respectively ($27.4 million and $35.1 million for the second quarter of 2020 and 2019, respectively) was derived from Field Services referrals from the NRZ owned portfolios. Without providing the timing or specific services impacted, Ocwen also communicated to Altisource that the same investor plans to direct them to transition certain other default related service referrals to other providers. We estimate that revenue from these certain other default related services represented approximately $20.6 million and $22.5 million of service revenue from Ocwen for the six months ended June 30, 2020 and 2019, respectively ($9.0 million and $10.5 million for the second quarter of 2020 and 2019, respectively). Altisource believes that any action taken by Ocwen to redirect these service referrals breaches Altisource's agreement with Ocwen. We are currently in discussions with Ocwen to address this matter, and have reserved all of our rights with respect to this matter.
To address the potential reduction in revenue, Altisource is taking additional measures to reduce its cost structure and strengthen its operations.
In addition to expected reductions in our revenue from the Field Services referrals transition, if any of the following events occurred, Altisource’s revenue could be further significantly reduced and our results of operations could be materially adversely affected, including from the possible impairment or write-off of goodwill, intangible assets, property and equipment, other assets and accounts receivable:

•	Altisource loses Ocwen as a customer or there is an additional significant reduction in the volume of services they purchase from us

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
We lease certain premises and equipment, primarily consisting of office space and information technology equipment. Certain of our leases include options to renew at our discretion or terminate leases early, and these options are considered in our determination of the expected lease term. Certain of our lease agreements include rental payments adjusted periodically for inflation. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. We sublease certain office space to third parties. Sublease income was $0.7 million and $0.8 million for the six months ended June 30, 2020 and 2019, respectively ($0.4 million and $0.5 million for the second quarter of 2020 and 2019, respectively). The amortization period of right-of-use assets are generally limited by the expected lease term. Our leases generally have expected lease terms at adoption of one to six years.
Information about our lease terms and our discount rate assumption is as follows:

As of June 30, 2020

Weighted average remaining lease term (in years)	3.37
Weighted average discount rate	6.99%

Our lease activity during the period is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019

Operating lease costs:
Selling, general and administrative expense	$2,529	$3,050	$4,810	$6,616
Cost of revenue	635	743	1,269	1,712

Cash used in operating activities for amounts included in the measurement of lease liabilities	$3,447	$3,720	$6,758	$8,457
Short-term (less than one year) lease costs	1,222	1,152	2,427	2,309

Maturities of our lease liabilities as of June 30, 2020 are as follows:

(in thousands)	Operating lease obligations

2020	$5,652
2021	8,056
2022	5,630
2023	4,582
2024	2,863
Thereafter	599
Total lease payments	27,382
Less: interest	(3,058)

Present value of lease liabilities	$24,324

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Escrow Balances
We hold customers’ assets in escrow accounts at various financial institutions pending completion of certain real estate activities. These amounts are held in escrow accounts for limited periods of time and are not included in the accompanying condensed consolidated balance sheets. Amounts held in escrow accounts were $42.7 million and $12.3 million as of June 30, 2020 and December 31, 2019, respectively.

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

•
assumptions about our ability to improve margins and affect anticipated expense reductions as a result of Project Catalyst and otherwise in response to lower revenues due to COVID-19, the transfer of certain Field Services referrals to another service provider discussed below, or other factors;

•	assumptions about the variable nature of our cost structure that would allow us to realign our cost structure in line with revenue;

•	assumptions regarding the impact of seasonality;

•	assumptions regarding the impacts of the COVID-19 pandemic and the timeliness and effectiveness of actions taken in response thereto;

•	estimates regarding our effective tax rate; and

•	estimates regarding our reserves and valuations.
Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the risks discussed in the Risk Factors in Part II, Item 1A of the Form 10-Q for the quarterly period ended March 31, 2020 and the Risk Factors section of our Form 10-K for the year ended December 31, 2019 including:

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
Strategy and Core Businesses
We are focused on becoming the premier provider of mortgage and real estate marketplaces and related services to a broad and diversified customer base of residential loan investors and servicers, and originators. The real estate and mortgage marketplaces represent very large markets, and we believe our scale and suite of offerings provide us with competitive advantages that could support our growth.
Through our offerings that support residential loan investors and servicers, we provide a suite of services and technologies intended to meet their growing and evolving needs. We are focused on growing referrals from our existing customer base and attracting new customers to our offerings. We have a customer base that includes government-sponsored enterprises (“GSEs”), asset managers, and several large bank and non-bank servicers including Ocwen and NRZ. We believe we are one of only a few providers with a broad suite of servicer solutions, nationwide coverage and scalability. Further, we believe we are well positioned to gain market share from existing and new customers in the event delinquency rates rise, or customers and prospects consolidate to larger, full-service providers or outsource services that have historically been performed in-house.
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
COVID-19 Pandemic Impacts
The COVID-19 pandemic is having an unprecedented impact on human life and the economy, including the real estate, mortgage and servicing industries in which we operate. Our first half of 2020 financial performance in our default related services businesses was negatively impacted by COVID-19 related governmental restrictions on services that could be performed and travel (i.e., only essential services and travel), restrictions on governmental services available (e.g., title offices closed), government measures to provide financial support to borrowers, and changing vendor and consumer behavior. This impact was partially offset by stronger performance from our origination related businesses that benefited from lower interest rates throughout most of the first half of 2020. We anticipate the COVID-19 circumstances will continue to have a negative impact on our default related services businesses. We further anticipate that the duration and quantum of this impact will be influenced by economic, regulatory and other factors that influence mortgage delinquency and foreclosure rates, evictions and the market for sales of one to four family homes. As long as these factors persist, we anticipate continued negative impact on our default related services businesses.
As a result of COVID-19, during portions of the first half of 2020 at differing times, certain jurisdictions in the United States have operated under certain social distancing restrictions, and restrictions on travel and commerce. The government has provided various forms of borrower assistance, including forbearance programs and foreclosure and eviction moratoriums. Despite government assistance programs, there has been a significant negative impact on United States employment, with a June 2020 unemployment rate of 11% according to the Bureau of Labor Statistics. These factors, together with the general economic impact of the pandemic, have led to a disruption in the real estate, mortgage and servicing markets. While we cannot predict the duration of the pandemic and future governmental measures that may continue to reduce foreclosure initiations and sales, we believe the short- to medium-term revenue impact to Altisource will largely be driven by two factors. First, with most of the population of the United States practicing social distancing and limiting interactions with others, and with growing unemployment throughout the country, we expect that home buying activity will continue to be significantly lower. We anticipate that this will largely negatively impact our Hubzu and settlement services businesses. Second, with foreclosure and eviction moratoriums, forbearance plans and other borrower relief actions, along with social distancing restrictions, we anticipate that foreclosure, eviction and REO referrals will be substantially lower. Based upon ATTOM Data Solutions reporting, foreclosure starts and completions declined by approximately 44% for the first half of 2020 compared to the same period in 2019. The decline accelerated in the second quarter of 2020, with foreclosure starts down by approximately 80% compared to the second quarter 2019 and foreclosure completions in June 2020 were 76% lower than compared to June 2019. As long as these factors persist, we anticipate a continued negative impact on our Equator, title, foreclosure trustee, valuation, field services and REO businesses.
In addition, governmental restrictions on movement and the provision of certain services, social distancing requirements, the closure of or reduced services provided by certain governmental offices, vendors’ refusals or inability to provide certain services in certain jurisdictions and limitations on the availability of supplies have negatively impacted our Field Services business. Governmental restrictions and designations of essential services are subject to interpretation and have been evolving, negatively impacting the ability and willingness of our vendors in applicable jurisdictions to perform services and limiting services that we are able to provide to our customers, negatively impacting our Field Services businesses. Limited availability of supplies has also restricted the amount of services that we can provide, and in some cases, has increased the costs that we pay for these services. Some of our vendors have also refused to perform services that may involve contact with the public further limiting the services that we are capable of providing to customers. As long as these factors persist, we anticipate continued negative impact to our Field Services business.
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
Although the default related business experienced a modest rebound late in June, with June 2020 default related service revenue approximately 10% higher than May 2020, we believe this reflects the partial re-opening of businesses that support real estate sales as the industry implements measures to operate in this COVID-19 environment. Given declining default related referrals and inventory and the recent large increases in COVID-19 cases across many states and the extension of the federal foreclosure moratoriums through August 2020, it is too early to determine whether this trend will continue. To address this challenging environment, we implemented cost reduction measures in the second quarter of 2020, and as a result, we have been able to reduce the anticipated cash burn and maintain a strong cash position ending the quarter with $98.2 million in cash, cash equivalents and marketable equity securities.
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
We are also preparing Altisource for what could be an extended period of lower revenue than planned from the near-term economic effects of COVID-19 and the governmental response to it. The Company has $68.2 million in cash and equivalents as of June 30, 2020. Our liquidity position has been further enhanced by our debt reduction efforts over the last several years. Our current outstanding debt on our senior secured term loan is $293.8 million.

We have and continue to seek to address our cost structure. In addition to undertaking cost reduction activities planned prior to the COVID-19 pandemic, we took several additional measures to further reduce our 2020 cash expenses. These measures included employee furloughs and terminations, the elimination of certain discretionary spending and temporary employee and Board compensation reductions. As a result of these cost reduction activities, we anticipate reducing our 2020 cash expenses, in addition to outside fees and services that generally decline proportionately with a decline in service referrals, by an estimated $45 million to $50 million compared to the fourth quarter 2019 annual run rate. Based upon our revenue and working capital forecasts, and the successful implementation of our planned cash expense reductions, we anticipate that we can adequately support the cash needs of the business largely from the results of operations.
We are also positioning our businesses to be able to respond to what we believe will be strong medium- to longer-term demand for our default related services from anticipated growth in loan delinquencies. Increasing delinquencies have the potential to result in an increase in demand for our default related services businesses, including an increase in demand for inspection and preservation services, real estate auction and brokerage services, foreclosure trustee services, valuation services, and title and settlement services. We also anticipate that the current unprecedented level of foreclosure, eviction and other mortgage borrower relief will likely subside and, if unemployment rates remain elevated, delinquency levels are likely to be higher than they were before the COVID-19 pandemic began. Given the countercyclical nature of several of our businesses, we believe Altisource has the potential to benefit from such an environment.
Share Repurchase Program
On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. As of June 30, 2020, approximately 2.4 million shares of common stock remain available for repurchase under the program. There were no purchases of shares of common stock during the six months ended June 30, 2020. We purchased 0.3 million shares of common stock at an average price of $21.89 per share during the three and six months ended June 30, 2019. Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of June 30, 2020, we can repurchase up to approximately $94 million of our common stock under Luxembourg law. Our Credit Agreement also limits the amount we can spend on share repurchases, which limit was approximately $448 million as of June 30, 2020, and may prevent repurchases in certain circumstances.
Ocwen Related Matters
During the six months ended June 30, 2020, Ocwen was our largest customer, accounting for 61% of our total revenue for the six months ended June 30, 2020 (60% of our revenue for the second quarter of 2020). Additionally, 6% of our revenue for the six months ended June 30, 2020 (5% of our revenue for the second quarter of 2020) was earned on the loan portfolios serviced by Ocwen, when a party other than Ocwen or the mortgage servicing rights (“MSRs”) owner selected Altisource as the service provider.
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
Ocwen has disclosed that NRZ is its largest client. As of June 30, 2020, NRZ owned MSRs or rights to MSRs relating to approximately 53% of loans serviced and subserviced by Ocwen (measured in unpaid principal balance). In July 2017 and January 2018, Ocwen and NRZ entered into a series of agreements pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer from Ocwen to NRZ of Ocwen’s legal title to certain of its MSRs (the “Subject MSRs”) and under which Ocwen will subservice mortgage loans underlying the MSRs for an initial term of five years. NRZ can terminate its sub-servicing agreement with Ocwen in exchange for the payment of a termination fee.
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
During the second quarter of 2020, Ocwen informed us that an investor had instructed Ocwen to use a field services provider other than Altisource on properties associated with certain MSRs. They indicated that they were instructed to begin the transition in July 2020, and that the transition should be completed in a few months. We believe Ocwen commenced using another field services provider for these properties in July 2020. Based upon the impacted portfolios to date and the designated service provider, Altisource believes that Ocwen received these directions from NRZ, but Ocwen has not confirmed this belief. The timing to complete the transition to the replacement field service provider has not been defined, but we anticipate that there will be an impact to revenue and earnings from the transfer of field services that may be material in future periods. We estimate that $58.2 million and $77.5 million of service revenue from Ocwen for the six months ended June 30, 2020 and 2019, respectively ($27.4 million and $35.1 million for the second quarter of 2020 and 2019, respectively) was derived from Field Services referrals from the NRZ owned portfolios. Without providing the timing or specific services impacted, Ocwen also communicated to Altisource that the same investor plans to direct them to transition certain other default related service referrals to other providers. We estimate that revenue from these certain other default related services represented approximately $20.6 million and $22.5 million of service revenue from Ocwen for the six months ended June 30, 2020 and 2019, respectively ($9.0 million and $10.5 million for the second quarter of 2020 and 2019, respectively). Altisource believes that any action taken by Ocwen to redirect these service referrals breaches Altisource's agreement with Ocwen. We are currently in discussions with Ocwen to address this matter, and have reserved all of our rights with respect to this matter.
To address the potential reduction in revenue, Altisource is taking additional measures to reduce its cost structure and strengthen its operations.
In addition to expected reductions in our revenue from the Field Services referrals transition, if any of the following events occurred, Altisource’s revenue could be further significantly reduced and our results of operations could be materially adversely affected, including from the possible impairment or write-off of goodwill, intangible assets, property and equipment, other assets and accounts receivable:

•	Altisource loses Ocwen as a customer or there is an additional significant reduction in the volume of services they purchase from us

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
Factors Affecting Comparability
The following items impact the comparability of our results:

•
The Company’s financial performance for the three and six months ended June 30, 2020 in its default related services businesses was negatively impacted by COVID-19 related governmental restrictions and changing vendor and consumer behavior. This impact was partially offset by stronger performance from the Company’s origination related businesses that benefited from lower interest rates for the three and six months ended June 30, 2020. Across the Company’s three core businesses, service revenue from customers other than Ocwen, NRZ and Front Yard Residential Corporation (“RESI”) for the three and six months ended June 30, 2020 grew by 5% and 19%, respectively, compared to the three and six months ended June 30, 2019, despite the COVID-19 impacts the Company started facing late in the first quarter of 2020. Compared to the six months ended June 30, 2019, the increase is primarily from the growth in our customer base and market share expansion. Service revenue from the origination businesses such as loan fulfillment, loan certification, title, settlement and valuation services in Mortgage and Real Estate Solutions grew by 44% for the six months ended June 30, 2020 (35% for the second quarter of 2020). In the Marketplace and Field Services businesses, revenue growth from customers other than Ocwen and NRZ was more than offset by lower revenue from Ocwen’s declining servicing portfolio and the impact of COVID-19.

•
During the six months ended June 30, 2020 and 2019, we recognized an unrealized (loss) gain of $(12.6) million and $14.0 million, respectively, ($(11.2) million and $11.8 million for the second quarter of 2020 and 2019, respectively) from the change in fair value on our investment in RESI in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss from a change in the market value of RESI common shares.

•
In August 2018, Altisource initiated Project Catalyst, a project intended to optimize its operations and reduce costs to better align its cost structure with its anticipated revenues and improve its operating margins. During the six months ended June 30, 2020 and 2019, Altisource incurred $8.7 million and $6.3 million, respectively, ($5.8 million and $1.9 million for the second quarter of 2020 and 2019, respectively) of severance costs, professional services fees, facility consolidation costs, technology costs and business wind down costs related to the reorganization plan. Altisource expects to incur additional severance costs, professional services fees, technology costs and facility consolidation costs in connection with this internal reorganization, automation and other technology related activities and will expense those costs as incurred. Based on the Company’s analysis, it currently anticipates the future costs relating to Project Catalyst to be in the range of approximately $4 million to $7 million and does not include any anticipated costs associated with COVID-19 cost savings initiatives or planned cost reductions in connection with Ocwen’s decision to move certain field services referrals to another provider.

•
On July 1, 2019, Altisource sold its Financial Services business, consisting of post-charge-off consumer debt and mortgage charge-off collection services and customer relationship management services (the “Financial Services Business”) to Transworld Systems Inc. (“TSI”) for $44.0 million consisting of an upfront payment of $40.0 million, subject to a working capital adjustment (finalized during 2019) and transaction costs upon closing of the sale, and an additional $4.0 million payment on the one year anniversary of the sale closing, which was received on July 1, 2020. The parties also entered into a transition services agreement to provide for the management and orderly transition of certain services and technologies to TSI for periods ranging from 2 months to 13 months, subject to additional 3 month extensions. As of July 1, 2020, nearly all of the transition services and technologies have been fully transitioned to TSI. For the three and six months ended June 30, 2019, service revenue from the Financial Services Business was $17.3 million and $33.4 million, respectively (no comparative amount for the three and six months ended June 30, 2020).

•
In February 2019, Altisource and Ocwen entered into agreements that, among other things, facilitated Ocwen’s transition from REALServicing and related technologies to another mortgage servicing software platform. The transition was completed during 2019. For the six months ended June 30, 2019, service revenue from REALServicing and related technologies was $11.6 million ($4.6 million for the second quarter of 2019).

•
In November 2018, the Company announced its plans to sell its short-term investments in real estate and exit the Company’s BRS business. For the three and six months ended June 30, 2019, service revenue from BRS was $39.7 million and $42.2 million, respectively (no comparative amount for the three and six months ended June 30, 2020).

•
In May 2019, the Company began selling its investment in RESI common stock. During the three and six months ended June 30, 2019, the Company sold 0.6 million shares for net proceeds of approximately $6.5 million (no comparative amount for the three and six months ended June 30, 2020). As required by the senior secure term loan agreement, the Company is using the net proceeds to repay a portion of its senior secured term loan.

•
In October 2019, the Company announced its plans to wind down and close the Owners.com business, which was completed by December 31, 2019. For the three and six months ended June 30, 2019, service revenue from Owners.com was $2.2 million and $3.8 million, respectively (no comparative amount for the three and six months ended June 30, 2020).

•
On June 21, 2018, the United States Supreme Court rendered a 5-4 majority decision in South Dakota v. Wayfair, Inc., holding that a state may require a remote seller with no physical presence in the state to collect and remit sales tax on goods and services provided to purchasers in the state, overturning certain existing court precedent. During the six months ended June 30, 2019, the Company completed the analysis of its services for potential exposure to sales tax in various jurisdictions in the United States. The Company recognized a $2.1 million net loss for the six months ended June 30, 2019 in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss (no comparative amount for the six months ended June 30, 2020 and the second quarter of 2020 and 2019). The Company began invoicing, collecting and remitting sales tax in applicable jurisdictions in 2019. The Company is also in the process of seeking additional reimbursements for sales tax payments from clients; however, there can be no assurance that the Company will be successful in collecting some or all of such additional reimbursements.

Future changes in our estimated sales tax exposure could result in a material adjustment to our consolidated financial statements which would impact our financial condition and results of operations.

•
The Company recognized an income tax provision of $3.5 million and $15.3 million for the six months ended June 30, 2020 and 2019, respectively ($1.1 million and $16.5 million for the second quarter of 2020 and 2019, respectively). The decreases in the income tax provision for the three and six months ended June 30, 2020 were primarily from a $12.3 million reduction in Luxembourg deferred tax assets in connection with a decrease in the Luxembourg statutory income tax rate from 26.0% to 24.9% in the second quarter of 2019. The income tax provisions on losses before income taxes and non-controlling interests for the three and six months ended June 30, 2020 were driven by income tax on transfer pricing income from US and foreign operations other than our Luxembourg operating company and no tax benefit on the pretax losses from our Luxembourg operating company for the three and six months ended June 30, 2020.

RESULTS OF OPERATIONS
Summary Results
The following is a discussion of our results of operations for the periods indicated.
The following table sets forth information on our consolidated results of operations:

	Three months ended June 30,			Six months ended June 30,
(in thousands, except per share data)	2020	2019	% Increase (decrease)	2020	2019	% Increase (decrease)

Service revenue	$91,008	$190,520	(52)	$204,184	$355,519	(43)
Reimbursable expenses	3,840	4,775	(20)	11,685	9,271	26
Non-controlling interests	494	1,240	(60)	917	1,680	(45)
Total revenue	95,342	196,535	(51)	216,786	366,470	(41)
Cost of revenue	82,628	152,714	(46)	177,209	276,929	(36)
Gross profit	12,714	43,821	(71)	39,577	89,541	(56)
Operating expenses:
Selling, general and administrative expenses	24,701	36,516	(32)	52,794	78,442	(33)
Restructuring charges	5,769	1,899	204	8,694	6,319	38
(Loss) income from operations	(17,756)	5,406	N/M	(21,911)	4,780	N/M
Other income (expense), net
Interest expense	(4,446)	(5,812)	(24)	(9,162)	(11,764)	(22)
Unrealized (loss) gain on investment in equity securities	(11,224)	11,787	(195)	(12,571)	14,025	(190)
Other (expense) income, net	(321)	528	(161)	773	902	(14)
Total other income (expense), net	(15,991)	6,503	(346)	(20,960)	3,163	N/M

(Loss) income before income taxes and non-controlling interests	(33,747)	11,909	(383)	(42,871)	7,943	N/M
Income tax provision	(1,117)	(16,513)	(93)	(3,538)	(15,291)	(77)

Net loss	(34,864)	(4,604)	N/M	(46,409)	(7,348)	N/M
Net income attributable to non-controlling interests	(197)	(1,240)	(84)	(302)	(1,680)	(82)

Net loss attributable to Altisource	$(35,061)	$(5,844)	N/M	$(46,711)	$(9,028)	N/M

Margins:
Gross profit/service revenue	14%	23%		19%	25%
(Loss) income from operations/service revenue	(20)%	3%		(11)%	1%

Loss per share:
Basic	$(2.25)	$(0.36)	N/M	$(3.00)	$(0.56)	N/M
Diluted	$(2.25)	$(0.36)	N/M	$(3.00)	$(0.56)	N/M

Weighted average shares outstanding:
Basic	15,601	16,214	(4)	15,549	16,253	(4)
Diluted	15,601	16,214	(4)	15,549	16,253	(4)
N/M — not meaningful.

Revenue
Revenue by line of business was as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2020	2019	% Increase (decrease)	2020	2019	% Increase (decrease)

Service revenue:
Field Services	$47,567	$64,388	(26)	$102,480	$134,482	(24)
Marketplace	17,161	32,603	(47)	43,328	69,570	(38)
Mortgage and Real Estate Solutions	25,468	26,940	(5)	55,744	53,353	4
Earlier Stage Business	578	330	75	1,139	596	91
Other	234	66,259	(100)	1,493	97,518	(98)
Total service revenue	91,008	190,520	(52)	204,184	355,519	(43)

Reimbursable expenses:
Field Services	848	2,478	(66)	3,168	5,074	(38)
Marketplace	1,837	1,544	19	6,067	2,235	171
Mortgage and Real Estate Solutions	1,155	736	57	2,450	1,772	38
Other	—	17	(100)	—	190	(100)
Total reimbursable expenses	3,840	4,775	(20)	11,685	9,271	26

Non-controlling interests:
Mortgage and Real Estate Solutions	494	1,240	(60)	917	1,680	(45)

Total revenue	$95,342	$196,535	(51)	$216,786	$366,470	(41)
We recognized service revenue of $204.2 million for the six months ended June 30, 2020, a 43% decrease compared to the six months ended June 30, 2019 ($91.0 million for the second quarter of 2020, a 52% decrease compared to the second quarter of 2019), primarily from the 2019 sale, discontinuation and exit from certain businesses (resulting in a 33% and 26% decline in service revenue for the three and six months ended June 30, 2020, respectively). Service revenue was also lower during these periods from COVID-19 pandemic related governmental restrictions and changing vendor and consumer behavior on demand for Field Services, Marketplace and default related services in Mortgage and Real Estate Solutions. In addition, service revenue declined from a reduction in the size of Ocwen’s portfolio and NRZ’s more aggressive sale of homes at the foreclosure auction (which reduces our REO auction, brokerage, field services and title service revenue). These decreases were partially offset by a 5% and 19% increase in revenue from customers other than Ocwen, NRZ and RESI for the three and six months ended June 30, 2020, respectively, in our Field Services, Marketplace and Mortgage and Real Estate Solutions businesses from new customer on-boardings, market share expansion with existing customers, and higher origination related volumes driven by lower interest rates. Service revenue from the origination businesses such as loan fulfillment, loan certification, title, settlement and valuation services in Mortgage and Real Estate Solutions grew by 44% for the six months ended June 30, 2020 (35% for the second quarter of 2020). Other service revenue declined for the three and six months ended June 30, 2020 from the July 1, 2019 sale of the Financial Services Business, lower REALServicing revenue from Ocwen’s migration to another servicing system, the discontinuation of the BRS business and the wind down of Owners.com compared to the three and six months ended June 30, 2019.
We recognized reimbursable expense revenue of $11.7 million for the six months ended June 30, 2020, a 26% increase compared to the six months ended June 30, 2019 ($3.8 million for the second quarter of 2020, a 20% decrease compared to the second quarter of 2019). The increase for the six months ended June 30, 2020 was primarily driven by an increase in reimbursable expense revenue from a new early stage disposition service offering (cash for keys program and evictions) initiated in June 2019 in Marketplace, partially offset by lower Field Services revenue consistent with the decline in service revenue discussed above. The decrease in reimbursable expense revenue for the second quarter of 2020 was primarily driven by lower Field Services revenue consistent with the decline in service revenue discussed above, partially offset by an increase in certain title and foreclosure trustee volumes in Mortgage and Real Estate Solutions and a new early stage disposition service offering in Marketplace.
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
Cost of revenue consists of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2020	2019	% Increase (decrease)	2020	2019	% Increase (decrease)

Compensation and benefits	$24,913	$36,806	(32)	$50,829	$78,174	(35)
Outside fees and services	41,761	58,588	(29)	89,901	121,169	(26)
Technology and telecommunications	9,074	9,060	—	18,306	18,538	(1)
Reimbursable expenses	3,840	4,775	(20)	11,685	9,271	26
Depreciation and amortization	3,040	3,209	(5)	6,488	7,407	(12)
Cost of real estate sold	—	40,276	(100)	—	42,370	(100)

Cost of revenue	$82,628	$152,714	(46)	$177,209	$276,929	(36)
We recognized cost of revenue of $177.2 million for the six months ended June 30, 2020, a 36% decrease compared to the six months ended June 30, 2019 ($82.6 million for the second quarter of 2020, a 46% decrease compared to the second quarter of 2019). The decreases in compensation and benefits, outside fees and services and cost of real estate sold were primarily driven by lower service revenue in Field Services and Marketplace businesses, the July 1, 2019 sale of the Financial Services Business and the discontinuation of the BRS business and wind down of Owners.com discussed in the revenue section above. Compensation and benefits also decreased due to lower headcount and temporary reductions in compensation in connection with cash cost savings measures initiated in the second quarter of 2020 in response to the COVID-19 related decreases in service revenue discussed in the revenue section above and as a result of the Project Catalyst reorganization. The changes in reimbursable expenses were consistent with the changes in reimbursable expense revenue discussed in the revenue section above.
Gross profit decreased to $39.6 million, representing 19% of service revenue, for the six months ended June 30, 2020 compared to $89.5 million, representing 25% of service revenue, for the six months ended June 30, 2019 (decreased to $12.7 million, representing 14% of service revenue, for the second quarter of 2020 compared to $43.8 million, representing 23% of service revenue, for the second quarter of 2019). Gross profit as a percentage of service revenue for the three and six months ended June 30, 2020 decreased compared to the three and six months ended June 30, 2019, primarily due to revenue mix with lower revenue from higher margin Marketplace businesses and the impact of the July 1, 2019 sale of the Financial Services Business. These decreases were partially offset by our COVID-19 cash cost savings measures, Project Catalyst cost reduction initiatives and higher revenue in the second quarter of 2019 from the sale of the majority of the short-term investments in real estate (“BRS Inventory”) that resulted in a $1.8 million loss.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses include payroll for personnel employed in executive, sales and marketing, finance, law, compliance, human resources, vendor management, facilities and risk management roles. This category also includes professional services fees, occupancy costs, marketing costs, depreciation and amortization of non-operating assets and other expenses.

SG&A expenses consist of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2020	2019	% Increase (decrease)	2020	2019	% Increase (decrease)

Compensation and benefits	$9,307	$15,238	(39)	$21,319	$26,591	(20)
Occupancy related costs	5,668	6,921	(18)	11,089	14,395	(23)
Amortization of intangible assets	2,840	3,544	(20)	7,049	12,191	(42)
Professional services	3,841	3,320	16	6,476	8,796	(26)
Marketing costs	951	2,989	(68)	2,388	5,921	(60)
Depreciation and amortization	544	1,682	(68)	1,213	3,115	(61)
Other	1,550	2,822	(45)	3,260	7,433	(56)

Selling, general and administrative expenses	$24,701	$36,516	(32)	$52,794	$78,442	(33)
SG&A expenses for the six months ended June 30, 2020 of $52.8 million decreased by 33% compared to the six months ended June 30, 2019 ($24.7 million for the second quarter of 2020, a 32% decrease compared to the second quarter of 2019). The decreases were primarily driven by lower compensation and benefits, occupancy related costs, amortization of intangible assets, marketing costs and Other expenses. Compensation and benefits decreased as we reduced headcount and temporarily reduced compensation from COVID-19 cash cost savings measures and Project Catalyst cost reduction initiatives. The decreases in occupancy related costs primarily resulted from the July 1, 2019 sale of the Financial Services Business and facility consolidation initiatives. The decrease in amortization of intangible assets was driven by the completion of the amortization period of certain intangible assets during 2019, the July 1, 2019 sale of the Financial Services Business and lower revenue generated from the Homeward Residential, Inc. and Residential Capital, LLC portfolios (revenue-based amortization) consistent with the reduction in the size of Ocwen’s portfolio, discussed in the revenue section above. The decreases in marketing costs were primarily driven by the wind down of Owners.com in the fourth quarter of 2019. Other expenses decreased primarily due to lower travel and entertainment costs driven by lower headcount and COVID-19 travel restrictions and a $2.1 million contingent loss accrual for sales tax exposure in the United States recognized during the first quarter of 2019.
Other Operating Expenses
In August 2018, Altisource initiated Project Catalyst, a project intended to optimize our operations and reduce costs to better align its cost structure with its anticipated revenues and improve our operating margins. During the six months ended June 30, 2020 and 2019, Altisource incurred $8.7 million and $6.3 million, respectively ($5.8 million and $1.9 million for the second quarter of 2020 and 2019, respectively), of severance costs, professional services fees, facility consolidation costs, technology costs and business wind down costs related to the reorganization plan. Altisource expects to incur additional severance costs, professional services fees, technology costs and facility consolidation costs in connection with this internal reorganization, automation and other technology related activities and will expense those costs as incurred. Based on the Company’s analysis, it currently anticipates the future costs relating to Project Catalyst to be in the range of approximately $4 million to $7 million.
(Loss) Income from Operations
Income from operations decreased to a loss of $(21.9) million, representing (11)% of service revenue, for the six months ended June 30, 2020, compared to $4.8 million, representing 1% of service revenue, for the six months ended June 30, 2019 (decreased to a loss of $(17.8) million, representing (20)% of service revenue, for the second quarter of 2020 compared to $5.4 million, representing 3% of service revenue, for the second quarter of 2019). Income from operations as a percentage of service revenue decreased for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019, primarily as a result of lower gross profit margins and higher restructuring costs, partially offset by lower SG&A expenses, as discussed above.
Other Income (Expense), net
Other income (expense), net principally includes interest expense, unrealized (loss) gain on our investment in RESI common shares and other non-operating gains and losses.
Other income (expense), net was $(21.0) million for the six months ended June 30, 2020 compared to $3.2 million for the six months ended June 30, 2019 ($(16.0) million for the second quarter of 2020 and $6.5 million the second quarter of 2019). The decreases in other income were primarily driven by $(11.2) million and $(12.6) million unrealized losses on our investment in RESI common shares for the three and six months ended June 30, 2020, respectively, compared to $11.8 million and $14.0 million unrealized gains for the three and six months ended June 30, 2019, respectively. These decreases in other income were partially offset by lower interest expense during the three and six months ended June 30, 2020. Interest expense decreased primarily due to lower average outstanding balances of the senior secured term loan as a result of repayments during 2019 and lower interest rates. For the six months ended June 30, 2020, the interest rate of the senior secured term loan was 5.70% compared to 6.49% for the six months ended June 30, 2019 (5.45% for the second quarter of 2020 compared to 6.60% for the second quarter of 2019).
Income Tax Provision
We recognized an income tax provision of $3.5 million and $15.3 million for the six months ended June 30, 2020 and 2019, respectively ($1.1 million and $16.5 million for the second quarter of 2020 and 2019, respectively). The decreases in the income tax provision for the three and six months ended June 30, 2020 were primarily from a $12.3 million reduction in Luxembourg deferred tax assets in connection with a decrease in the Luxembourg statutory income tax rate from 26.0% to 24.9% in the second quarter of 2019. The income tax provisions on losses before income taxes and non-controlling interests for the three and six months ended June 30, 2020 were driven by the income tax on transfer pricing income from US and foreign operations other than our Luxembourg operating company and no tax benefit on the pretax losses from our Luxembourg operating company for the three and six months ended June 30, 2020.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary source of liquidity has historically been cash flow from operations and cash on hand. However, the COVID-19 pandemic has resulted in a reduction in cash flow from operations for the six months ended June 30, 2020, as lower service revenue has not been fully offset by cash cost savings initiatives. We seek to deploy cash generated in a disciplined manner. Principally, we intend to use cash to develop and grow complementary services and businesses that we believe will generate attractive margins in line with our core capabilities and strategy. We use cash for repayments of our long-term debt, capital investments and we anticipate that we may use cash from time to time to repurchase shares of our common stock. In addition, we consider and evaluate business acquisitions, dispositions, closures or other similar actions from time to time that are aligned with our strategy.
Credit Agreement
In 2018, Altisource entered into the Credit Agreement pursuant to which Altisource borrowed $412.0 million in the form of Term B Loans and obtained a $15.0 million revolving credit facility. The Term B Loans mature in April 2024 and the revolving credit facility matures in April 2023. As of June 30, 2020, $293.8 million of the Term B Loans were outstanding. Borrowings under the revolving credit facility are not permitted if our leverage ratio exceeds to 3.50 to 1.00. There were no borrowings outstanding under the revolving credit facility as of June 30, 2020.
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
The interest rate on the Term B Loans as of June 30, 2020 was 5.00%.
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

Cash Flows
The following table presents our cash flows for the six months ended June 30:

(in thousands)	2020	2019	% Increase (decrease)

Net loss adjusted for non-cash items	$(6,665)	$31,161	(121)
Changes in operating assets and liabilities	(4,551)	1,995	(328)
Net cash (used in) provided by operating activities	(11,216)	33,156	(134)
Net cash (used in) provided by investing activities	(1,466)	6,629	(122)
Net cash used in financing activities	(1,908)	(14,711)	87
Net (decrease) increase in cash, cash equivalents and restricted cash	(14,590)	25,074	(158)
Cash, cash equivalents and restricted cash at the beginning of the period	86,583	64,046	35

Cash, cash equivalents and restricted cash at the end of the period	$71,993	$89,120	(19)
Cash Flows from Operating Activities
Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net income. For the six months ended June 30, 2020, cash flows used in operating activities were $(11.2) million, or approximately $(0.05) for every dollar of service revenue ($(0.11) for every dollar of service revenue for the second quarter of 2020), compared to cash flows provided by operating activities of $33.2 million, or approximately $0.09 for every dollar of service revenue for the six months ended June 30, 2019 ($0.21 for every dollar of service revenue for the second quarter of 2019). During the six months ended June 30, 2020, the decrease in cash provided by operating activities was driven by a $37.8 million increase in net loss, adjusted for non-cash items and higher cash used for changes in operating assets and liabilities of $6.5 million. The increase in net loss, adjusted for non-cash items, was primarily due to lower gross profit during the six months ended June 30, 2020 from lower service revenue driven by the COVID-19 pandemic, reduced customer volumes, the July 1, 2019 sale of the Financial Services Business and higher restructuring costs, partially offset by decreases in expenses as a result of COVID-19 cash cost savings measures, the Project Catalyst cost reduction initiatives and lower SG&A expenses. The increase in cash used for changes in operating assets and liabilities was driven by the decrease in short-term investments in real estate of $39.5 million primarily related to the sale of the majority of the remaining BRS Inventory in the six months ended June 30, 2020. The cash flow impact of the prior year decrease in short-term investments was partially offset by a decrease in cash used for changes in operating assets and liabilities driven by $6.9 million of payments of sales tax accruals during the first quarter of 2019, lower cash payments for annual incentive compensation bonuses in the first quarter of 2020 by $7.3 million and a decrease in accounts receivable of $7.2 million for the six months ended June 30, 2020 compared to an increase in accounts receivable of $15.8 million during the six months ended June 30, 2019, largely driven by the timing of collections. During 2019, accounts receivable increased in part as a result of delays in receiving payments from Ocwen in connection with Ocwen’s transition to another mortgage servicing software platform. Operating cash flows can be negatively impacted because of the nature of some of our services and the mix of services provided. Certain services are performed immediately following or shortly after the referral, but the collection of the receivable does not occur until a specific event occurs (e.g., the foreclosure is complete, the REO asset is sold, etc.). Furthermore, lower margin services generate lower income and cash flows from operations. Consequently, our cash flows from operations may be negatively impacted when comparing one period to another.
Cash Flows from Investing Activities
Cash flows from investing activities for the six months ended June 30, 2020 and 2019 consisted of additions to premises and equipment, and for the six months ended June 30, 2019, included proceeds from the sale of a business and proceeds from the sale of equity securities. Cash flows (used in) provided by investing activities were $(1.5) million and $6.6 million for the six months ended June 30, 2020 and 2019, respectively. The change in cash provided by investing activities was primarily driven by $6.5 million in proceeds received from the sale of a portion of our investment in RESI common stock during the second quarter of 2019.
Cash Flows from Financing Activities
Cash flows from financing activities for the six months ended June 30, 2020 and 2019 primarily included payments of tax withholdings on issuance of restricted share units and restricted shares and distributions to non-controlling interests, and for the six months ended June 30, 2019, included repayments of long-term debt, the purchase of treasury shares and proceeds from stock option exercises. Cash flows used in financing activities were $(1.9) million and $(14.7) million for the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020 and 2019, we made payments of $(1.4) million and

$(1.3) million, respectively, to satisfy employee tax withholding obligations on the issuance of restricted share units and restricted shares. These payments were made to tax authorities, at the employees’ direction, to satisfy the employees’ tax obligations rather than issuing a portion of vested restricted share units and restricted shares to employees. In addition, during the six months ended June 30, 2020 and 2019, we distributed $(0.5) million and $(1.1) million to non-controlling interests, respectively. During the six months ended June 30, 2019, we used $(5.8) million for repayments of long-term debt related to proceeds received from the sale of RESI shares and we used $(6.7) million to repurchase shares of our common stock.
Liquidity Requirements after June 30, 2020
Our significant future liquidity obligations primarily pertain to long-term debt interest expense under the Credit Agreement (see Liquidity section above) and lease payments. During the next 12 months, we expect to pay $14.7 million of interest expense (assuming no further principal repayments and the June 30, 2020 interest rate) under the Credit Agreement and make lease payments of $9.9 million.
We believe that our existing cash and cash equivalents balances and our anticipated cash flows from operations will be sufficient to meet our liquidity needs, including to fund required interest payments and lease payments, for the next 12 months.
Contractual Obligations, Commitments and Contingencies
For the six months ended June 30, 2020, there were no significant changes to our contractual obligations from those identified in our Form 10-K for the fiscal year ended December 31, 2019 and this Form 10-Q, other than those that occur in the normal course of business. See Note 24 to the condensed consolidated financial statements.
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
Our critical accounting policies are described in the MD&A section of our Form 10-K for the year ended December 31, 2019 filed with the SEC on March 5, 2020. There have been no material changes to our critical accounting policies during the six months ended June 30, 2020.
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
Interest Rate Risk
As of June 30, 2020, the interest rate charged on the Term B Loan was 5.00%. The interest rate is calculated based on the Adjusted Eurodollar Rate (as defined in the senior secured term loan agreement) with a minimum floor of 1.00% plus 4.00%.
Based on the principal amount outstanding and the Adjusted Eurodollar Rate as of June 30, 2020, a one percentage point increase in the Eurodollar rate would increase our annual interest expense by approximately $2.9 million. There would be no decrease in our annual interest expense if there was a one percentage point decrease in the Eurodollar Rate, as a result of the 1.00% minimum floor.
Currency Exchange Risk
We are exposed to currency risk from potential changes in currency values of our non-United States dollar denominated expenses, assets, liabilities and cash flows. Our most significant currency exposure relates to the Indian rupee. Based on expenses incurred in Indian rupees for the second quarter of 2020, a one percentage point increase or decrease in value of the Indian rupee in relation to the United States dollar would increase or decrease our annual expenses by approximately $0.5 million.
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
As of June 30, 2020, an evaluation was conducted under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of June 30, 2020.

b)	Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Form 10-K for the year ended December 31, 2019 filed with the SEC on March 5, 2020, except as discussed in our Form 10-Q for the quarterly period ended March 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases of shares of common stock during the three months ended June 30, 2020. On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock in the open market, subject to certain parameters, for a period of five years from the date of approval. As of June 30, 2020, the maximum number of shares that may be purchased under the repurchase program is 2.4 million shares of the Company’s common stock. In addition to the share repurchase program, during the three months ended June 30, 2020, 26,530 common shares were withheld from employees to satisfy tax withholding obligations that arose from the vesting of restricted shares.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1 * †	Form of Restricted Stock Unit Award Agreement Pursuant to Altisource’s 2009 Equity Incentive Plan and 2020 Long Term Equity Incentive Program

10.2 * †	Form of Restricted Stock Unit Award Agreement Pursuant to Altisource’s 2009 Equity Incentive Plan and 2019 Annual Incentive Plan

31.1 *	Section 302 Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2 *	Section 302 Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1 *	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 is formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2020 and 2019; (iii) Condensed Consolidated Statements of Equity for the six months ended June 30, 2020 and 2019; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019; and (v) Notes to Condensed Consolidated Financial Statements.

104 *	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

______________________________________
*	Filed herewith.
†	Denotes a management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
(Registrant)

Date:	August 6, 2020	By:	/s/ Michelle D. Esterman
Michelle D. Esterman
Chief Financial Officer
(On behalf of the Registrant and as its Principal Financial Officer and Principal Accounting Officer)