Form 10-Q
period 2020-09-30
Altisource Portfolio Solutions S.A.
filed 2020-10-29
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

As of October 23, 2020, there were 15,649,709 outstanding shares of the registrant’s common stock (excluding 9,763,039 shares held as treasury stock).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$67,023	$82,741
Investment in equity securities	30,185	42,618
Accounts receivable, net	28,056	43,615
Prepaid expenses and other current assets	14,718	15,214
Total current assets	139,982	184,188

Premises and equipment, net	14,983	24,526
Right-of-use assets under operating leases, net	20,303	29,074
Goodwill	73,849	73,849
Intangible assets, net	49,702	61,046
Other assets	11,284	12,436

Total assets	$310,103	$385,119

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$56,362	$67,671
Deferred revenue	4,349	5,183
Other current liabilities	10,749	14,724
Total current liabilities	71,460	87,578

Long-term debt	288,930	287,882
Other non-current liabilities	26,291	31,016

Commitments, contingencies and regulatory matters (Note 24)

Equity (deficit):
Common stock ($1.00 par value; 100,000 shares authorized, 25,413 issued and 15,646 outstanding as of September 30, 2020; 15,454 outstanding as of December 31, 2019)	25,413	25,413
Additional paid-in capital	140,225	133,669
Retained earnings	198,756	272,026
Treasury stock, at cost (9,767 shares as of September 30, 2020 and 9,959 shares as of December 31, 2019)	(442,107)	(453,934)
Altisource deficit	(77,713)	(22,826)

Non-controlling interests	1,135	1,469
Total deficit	(76,578)	(21,357)

Total liabilities and deficit	$310,103	$385,119

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Revenue	$88,795	$141,493	$305,581	$507,963
Cost of revenue	72,570	110,722	249,779	387,651

Gross profit	16,225	30,771	55,802	120,312
Operating expenses (income):
Selling, general and administrative expenses	20,812	25,833	73,606	104,275
Gain on sale of business	—	(17,558)	—	(17,558)
Restructuring charges	2,227	2,761	10,921	9,080

(Loss) income from operations	(6,814)	19,735	(28,725)	24,515
Other income (expense), net
Interest expense	(4,103)	(4,892)	(13,265)	(16,656)
Unrealized gain (loss) on investment in equity securities	138	(2,294)	(12,433)	11,731
Other (expense) income, net	(361)	406	412	1,308
Total other income (expense), net	(4,326)	(6,780)	(25,286)	(3,617)

(Loss) income before income taxes and non-controlling interests	(11,140)	12,955	(54,011)	20,898
Income tax provision	(1,757)	(5,379)	(5,295)	(20,670)

Net (loss) income	(12,897)	7,576	(59,306)	228
Net income attributable to non-controlling interests	(340)	(411)	(642)	(2,091)

Net (loss) income attributable to Altisource	$(13,237)	$7,165	$(59,948)	$(1,863)

(Loss) earnings per share:
Basic	$(0.85)	$0.45	$(3.85)	$(0.12)
Diluted	$(0.85)	$0.44	$(3.85)	$(0.12)

Weighted average shares outstanding:
Basic	15,637	15,897	15,578	16,133
Diluted	15,637	16,151	15,578	16,133

Comprehensive (loss) income:

Comprehensive (loss) income, net of tax	$(12,897)	$7,576	$(59,306)	$228
Comprehensive income attributable to non-controlling interests	(340)	(411)	(642)	(2,091)

Comprehensive (loss) income attributable to Altisource	$(13,237)	$7,165	$(59,948)	$(1,863)

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Altisource Equity (Deficit)
	Common stock		Additional paid-in capital	Retained earnings	Treasury stock, at cost	Non-controlling interests	Total
	Shares

Balance, December 31, 2018	25,413	$25,413	$122,667	$590,655	$(443,304)	$1,237	$296,668

Net loss	—	—	—	(3,184)	—	440	(2,744)
Distributions to non-controlling interest holders	—	—	—	—	—	(620)	(620)
Share-based compensation expense	—	—	2,621	—	—	—	2,621
Exercise of stock options and issuance of restricted share units and restricted shares	—	—	—	(1,549)	1,577	—	28
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(1,163)	578	—	(585)

Balance, March 31, 2019	25,413	25,413	125,288	584,759	(441,149)	1,057	295,368

Net loss	—	—	—	(5,844)	—	1,240	(4,604)
Distributions to non-controlling interest holders	—	—	—	—	—	(518)	(518)
Share-based compensation expense	—	—	2,832	—	—	—	2,832
Exercise of stock options and issuance of restricted share units and restricted shares	—	—	—	(3,473)	3,680	—	207
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(1,402)	689	—	(713)
Repurchase of shares	—	—	—	—	(6,700)	—	(6,700)

Balance, June 30, 2019	25,413	25,413	128,120	574,040	(443,480)	1,779	285,872

Net income	—	—	—	7,165	—	411	7,576
Distributions to non-controlling interest holders	—	—	—	—	—	(865)	(865)
Share-based compensation expense	—	—	2,831	—	—	—	2,831
Exercise of stock options and issuance of restricted share units and restricted shares	—	—	—	(1,214)	1,371	—	157
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(434)	216	—	(218)
Repurchase of shares	—	—	—	—	(6,697)	—	(6,697)

Balance, September 30, 2019	25,413	$25,413	$130,951	$579,557	$(448,590)	$1,325	$288,656
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Altisource Equity (Deficit)
	Common stock		Additional paid-in capital	Retained earnings	Treasury stock, at cost	Non-controlling interests	Total
	Shares

Balance, December 31, 2019	25,413	$25,413	$133,669	$272,026	$(453,934)	$1,469	$(21,357)

Net loss	—	—	—	(11,650)	—	105	(11,545)
Distributions to non-controlling interest holders	—	—	—	—	—	(311)	(311)
Share-based compensation expense	—	—	2,894	—	—	—	2,894
Issuance of restricted share units and restricted shares	—	—	—	(4,796)	4,796	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(3,114)	1,909	—	(1,205)

Balance, March 31, 2020	25,413	25,413	136,563	252,466	(447,229)	1,263	(31,524)

Net loss	—	—	—	(35,061)	—	197	(34,864)
Distributions to non-controlling interest holders	—	—	—	—	—	(180)	(180)
Share-based compensation expense	—	—	1,930	—	—	—	1,930
Issuance of restricted share units and restricted shares	—	—	—	(3,177)	3,177	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(1,205)	993	—	(212)

Balance, June 30, 2020	25,413	25,413	138,493	213,023	(443,059)	1,280	(64,850)

Net loss	—	—	—	(13,237)	—	340	(12,897)
Distributions to non-controlling interest holders	—	—	—	—	—	(485)	(485)
Share-based compensation expense	—	—	1,732	—	—	—	1,732
Issuance of restricted share units and restricted shares	—	—	—	(747)	747	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(283)	205	—	(78)

Balance, September 30, 2020	25,413	$25,413	$140,225	$198,756	$(442,107)	$1,135	$(76,578)

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2020	2019

Cash flows from operating activities:
Net (loss) income	$(59,306)	$228
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	11,521	14,196
Amortization of right-of-use assets under operating leases	8,107	9,145
Amortization of intangible assets	11,344	15,489
Unrealized loss (gain) on investment in equity securities	12,433	(11,731)
Share-based compensation expense	6,556	8,284
Bad debt expense	1,423	114
Amortization of debt discount	500	499
Amortization of debt issuance costs	548	552
Deferred income taxes	274	15,568
Loss on disposal of fixed assets	459	330
Gain on sale of business	—	(17,558)
Changes in operating assets and liabilities (excludes effect of sale of business):
Accounts receivable	10,136	(31,580)
Short-term investments in real estate	—	39,873
Prepaid expenses and other current assets	621	12,588
Other assets	853	(55)
Accounts payable and accrued expenses	(10,676)	(17,058)
Current and non-current operating lease liabilities	(8,518)	(9,713)
Other current and non-current liabilities	(352)	(6,977)
Net cash (used in) provided by operating activities	(14,077)	22,194

Cash flows from investing activities:
Additions to premises and equipment	(2,502)	(1,204)
Proceeds received from sale of equity securities	—	7,819
Proceeds from the sale of business	3,307	38,027
Other	—	1,087
Net cash provided by investing activities	805	45,729

Cash flows from financing activities:
Repayments and repurchases of long-term debt	—	(44,820)
Proceeds from stock option exercises	—	392
Purchase of treasury shares	—	(13,397)
Distributions to non-controlling interests	(976)	(2,003)
Payments of tax withholding on issuance of restricted share units and restricted shares	(1,495)	(1,516)
Net cash used in financing activities	(2,471)	(61,344)

Net (decrease) increase in cash, cash equivalents and restricted cash	(15,743)	6,579
Cash, cash equivalents and restricted cash at the beginning of the period	86,583	64,046

Cash, cash equivalents and restricted cash at the end of the period	$70,840	$70,625

Supplemental cash flow information:
Interest paid	$12,218	$16,271
Income taxes paid, net	742	2,397
Acquisition of right-of-use assets with operating lease liabilities	1,051	5,888
Reduction of right-of-use assets from operating lease modifications or reassessments	(1,715)	(3,458)

Non-cash investing and financing activities:
Net increase in payables for purchases of premises and equipment	$60	$203
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
The management agreement between MPA and Lenders One, pursuant to which MPA is the management company, represents a variable interest in a variable interest entity. MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact the cooperative’s economic performance and the right to receive benefits from the cooperative. As a result, Lenders One is presented in the accompanying condensed consolidated financial statements on a consolidated basis and the interests of the members are reflected as non-controlling interests. As of September 30, 2020, Lenders One had total assets of $2.4 million and total liabilities of $0.5 million. As of December 31, 2019, Lenders One had total assets of $1.6 million and total liabilities of $0.3 million.
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
During the three and nine months ended September 30, 2020, Ocwen was our largest customer, accounting for 57% of our total revenue for the nine months ended September 30, 2020 (48% of our revenue for the third quarter of 2020). Ocwen purchases certain mortgage services from us under the terms of services agreements and amendments thereto (collectively, the “Ocwen Services Agreements”) with terms extending through August 2025. Certain of the Ocwen Services Agreements contain a “most favored nation” provision and also grant the parties the right to renegotiate pricing, among other things.
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
Revenue from Ocwen primarily consists of revenue earned from the loan portfolios serviced and subserviced by Ocwen when Ocwen engages us as the service provider, and revenue earned directly from Ocwen, pursuant to the Ocwen Services Agreements. For the nine months ended September 30, 2020 and 2019, we recognized revenue from Ocwen of $174.1 million and $275.1 million, respectively ($42.5 million and $89.8 million for the third quarter of 2020 and 2019, respectively). Revenue from Ocwen as a percentage of consolidated revenue was 57% and 54% for the nine months ended September 30, 2020 and 2019, respectively (48% and 63% for the third quarter of 2020 and 2019, respectively).
We earn additional revenue related to the portfolios serviced and subserviced by Ocwen when a party other than Ocwen or the MSR owner selects Altisource as the service provider. For the nine months ended September 30, 2020 and 2019, we recognized revenue of $19.9 million and $28.3 million, respectively ($7.2 million and $8.1 million for the third quarter of 2020 and 2019, respectively), related to the portfolios serviced by Ocwen when a party other than Ocwen or the MSR owner selected Altisource as the service provider. These amounts are not included in deriving revenue from Ocwen and revenue from Ocwen as a percentage of revenue discussed above.
During the second quarter of 2020, Ocwen informed us that an investor had instructed Ocwen to use a field services provider other than Altisource on properties associated with certain MSRs. They indicated that they were instructed to begin the transition in July 2020, and that the transition should be completed in a few months. We believe Ocwen commenced using another field services provider for these properties in July 2020 and continued to transition services during the third quarter of 2020. Based upon the impacted portfolios to date and the designated service provider, Altisource believes that Ocwen received

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

these directions from New Residential Investment Corp. (individually, together with one or more of its subsidiaries or one or more of its subsidiaries individually, “NRZ”). The transition to the replacement field service provider has largely been completed as of September 30, 2020. We estimate that $72.3 million and $115.6 million of service revenue from Ocwen for the nine months ended September 30, 2020 and 2019, respectively ($14.1 million and $38.1 million for the third quarter of 2020 and 2019, respectively) was derived from Field Services referrals from the NRZ portfolios. Without providing the timing or specific services impacted, Ocwen also communicated to Altisource that the same investor plans to direct them to transition certain other default related service referrals to other providers. We estimate that revenue from these certain other default related services represented approximately $25.6 million and $34.9 million of service revenue from Ocwen for the nine months ended September 30, 2020 and 2019, respectively ($6.4 million and $12.5 million for the third quarter of 2020 and 2019, respectively). Altisource believes that any action taken by Ocwen to redirect these service referrals breaches Altisource's agreement with Ocwen. We are currently in discussions with Ocwen to address this matter, and have reserved all of our rights with respect to this matter.
To address the reduction in revenue, Altisource has undertaken several measures to further reduce its cost structure and strengthen its operations.
As of September 30, 2020, accounts receivable from Ocwen totaled $10.2 million, $8.9 million of which was billed and $1.3 million of which was unbilled. As of December 31, 2019, accounts receivable from Ocwen totaled $19.1 million, $15.7 million of which was billed and $3.4 million of which was unbilled.
NRZ
NRZ is a real estate investment trust that invests in and manages investments primarily related to residential real estate, including MSRs and excess MSRs.
Ocwen has disclosed that NRZ is its largest client. As of June 30, 2020, NRZ MSRs or rights to MSRs relating to approximately 53% of loans serviced and subserviced by Ocwen (measured in unpaid principal balance (“UPB”)). In July 2017 and January 2018, Ocwen and NRZ entered into a series of agreements pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer from Ocwen to NRZ of Ocwen’s legal title to certain of its MSRs (the “Subject MSRs”) and under which Ocwen will subservice mortgage loans underlying the MSRs for an initial term of five years, subject to early termination rights.
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
For the nine months ended September 30, 2020 and 2019, we recognized revenue from NRZ of $7.1 million and $9.6 million, respectively ($2.5 million and $2.6 million for the third quarter of 2020 and 2019, respectively), under the Brokerage Agreement. For the nine months ended September 30, 2020 and 2019, we recognized additional revenue of $29.3 million and $45.5 million, respectively ($10.2 million and $11.4 million for the third quarter of 2020 and 2019, respectively), relating to the Subject MSRs when a party other than NRZ selects Altisource as the service provider.
NOTE 3 — SALE OF THE FINANCIAL SERVICES BUSINESS
On July 1, 2019, Altisource sold its Financial Services business, consisting of its post-charge-off consumer debt and mortgage charge-off collection services and customer relationship management services (the “Financial Services Business”) to Transworld Systems Inc. (“TSI”) for $44.0 million consisting of an up-front payment of $40.0 million, subject to a working capital adjustment (finalized during 2019) and transaction costs upon closing of the sale, and an additional $4.0 million payment on the one year anniversary of the sale closing. On July 1, 2020, the Company received net proceeds of $3.3 million

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

representing $4.0 million, net of certain amounts owed to TSI under the purchase and sale agreement. The parties also entered into a transition services agreement to provide for the management and orderly transition of certain services and technologies to TSI for periods ranging from 2 months to 13 months, subject to additional 3 month extensions. These services included support for information technology systems and infrastructure, facilities management, finance, compliance and human resources functions and were charged to TSI on a fixed fee or hourly basis. As of October 1, 2020, all of the transition services and technologies have been fully transitioned to TSI.
NOTE 4 — INVESTMENT IN EQUITY SECURITIES
During 2016, we purchased 4.1 million shares of Front Yard Residential Corporation (“RESI”) common stock. This investment is reflected in the accompanying condensed consolidated balance sheets at fair value and changes in fair value are included in other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2020 and December 31, 2019, we held 3.5 million shares of RESI common stock. As of September 30, 2020 and December 31, 2019, the fair value of our investment was $30.2 million and $42.6 million, respectively. During the nine months ended September 30, 2020 and 2019, we recognized an unrealized (loss) gain from the change in fair value of $(12.4) million and $11.7 million, respectively ($0.1 million and $(2.3) million for the third quarter of 2020 and 2019, respectively). The unrealized (loss) gain for the three and nine months ended September 30, 2019 included less than $0.1 million net loss and a $1.9 million net gain, respectively, recognized on RESI shares sold during the periods. During the nine months ended September 30, 2020 and 2019, we earned dividends of $0.5 million and $1.7 million, respectively (no comparative amount for the third quarter of 2020 and $0.5 million for the third quarter of 2019), related to this investment.
In May 2019, the Company began selling its investment in RESI common stock. During the nine months ended September 30, 2019, the Company sold 0.7 million shares for net proceeds of $7.8 million (0.1 million shares for net proceeds of $1.3 million for the third quarter of 2019) (no comparative amounts for the three and nine months ended September 30, 2020). Subsequent to the end of the third quarter 2020, the Company sold 1.6 million shares for net proceeds of $21.1 million. The senior secured term loan agreement requires that the Company use the net proceeds to repay a portion of its senior secured term loan.
On October 19, 2020, RESI announced that it has entered into a definitive merger agreement whereby a partnership led by Pretium and including funds managed by the Real Estate Equity and Alternative Credit strategies of Ares Management Corporation will acquire RESI for $13.50 in cash per share. RESI also announced that the transaction is expected to close in the first quarter of 2021, subject to the approval of the holders of a majority of RESI’s outstanding shares and the satisfaction of customary closing conditions.
NOTE 5 — ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consists of the following:

(in thousands)	September 30, 2020	December 31, 2019

Billed	$23,649	$35,921
Unbilled	10,060	12,166
	33,709	48,087
Less: Allowance for credit losses	(5,653)	(4,472)

Total	$28,056	$43,615
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 6 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

(in thousands)	September 30, 2020	December 31, 2019

Income taxes receivable	$2,368	$5,098
Maintenance agreements, current portion	2,364	1,923
Prepaid expenses	4,502	3,924
Other current assets	5,484	4,269

Total	$14,718	$15,214
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
NOTE 8 — PREMISES AND EQUIPMENT, NET
Premises and equipment, net consists of the following:

(in thousands)	September 30, 2020	December 31, 2019

Computer hardware and software	$68,242	$144,608
Leasehold improvements	17,857	23,800
Furniture and fixtures	6,553	8,775
Office equipment and other	2,812	4,004
	95,464	181,187
Less: Accumulated depreciation and amortization	(80,481)	(156,661)

Total	$14,983	$24,526
Depreciation and amortization expense amounted to $11.5 million and $14.2 million for the nine months ended September 30, 2020 and 2019, respectively ($3.8 million and $3.7 million for the third quarter of 2020 and 2019, respectively), and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Premises and equipment, net consist of the following, by country:

(in thousands)	September 30, 2020	December 31, 2019

United States	$7,332	$13,426
Luxembourg	6,686	10,295
India	824	671
Uruguay	105	39
Philippines	36	95

Total	$14,983	$24,526
NOTE 9 — RIGHT-OF-USE ASSETS UNDER OPERATING LEASES, NET
Right-of-use assets under operating leases, net consists of the following:

(in thousands)	September 30, 2020	December 31, 2019

Right-of-use assets under operating leases	$35,013	$39,729
Less: Accumulated amortization	(14,710)	(10,655)

Total	$20,303	$29,074
Amortization of operating leases was $8.1 million and $9.1 million for the nine months ended September 30, 2020 and 2019, respectively ($2.6 million and $2.4 million for the third quarter of 2020 and 2019, respectively), and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive income (loss).
NOTE 10 — GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
Goodwill consists of the following:

(in thousands)	Total

Balance as of September 30, 2020 and December 31, 2019	$73,849

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Intangible Assets, net
Intangible assets, net consist of the following:

	Weighted average estimated useful life (in years)	Gross carrying amount		Accumulated amortization		Net book value
(in thousands)		September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019

Definite lived intangible assets:
Customer related intangible assets	9	$214,973	$214,973	$(185,089)	$(176,043)	$29,884	$38,930
Operating agreement	20	35,000	35,000	(18,689)	(17,376)	16,311	17,624
Trademarks and trade names	16	9,709	9,709	(6,202)	(5,893)	3,507	3,816
Non-compete agreements	4	1,230	1,230	(1,230)	(1,215)	—	15
Intellectual property	—	—	300	—	(175)	—	125
Other intangible assets	5	1,800	3,745	(1,800)	(3,209)	—	536

Total		$262,712	$264,957	$(213,010)	$(203,911)	$49,702	$61,046
Amortization expense for definite lived intangible assets was $11.3 million and $15.5 million for the nine months ended September 30, 2020 and 2019, respectively ($4.3 million and $3.3 million for the third quarter of 2020 and 2019, respectively). Expected annual definite lived intangible asset amortization expense for 2020 through 2024 is $14.9 million, $9.3 million, $5.1 million, $5.1 million and $5.1 million, respectively.
NOTE 11 — OTHER ASSETS
Other assets consist of the following:

(in thousands)	September 30, 2020	December 31, 2019

Restricted cash	$3,817	$3,842
Security deposits	2,628	3,473
Deferred tax assets, net	1,262	1,626
Other	3,577	3,495

Total	$11,284	$12,436
NOTE 12 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable and accrued expenses consist of the following:

(in thousands)	September 30, 2020	December 31, 2019

Accounts payable	$17,861	$22,431
Accrued expenses - general	18,678	24,558
Accrued salaries and benefits	17,533	18,982
Income taxes payable	2,290	1,700

Total	$56,362	$67,671

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Other current liabilities consist of the following:

(in thousands)	September 30, 2020	December 31, 2019

Operating lease liabilities	$8,186	$11,398
Other	2,563	3,326

Total	$10,749	$14,724
NOTE 13 — LONG-TERM DEBT
Long-term debt consists of the following:

(in thousands)	September 30, 2020	December 31, 2019

Senior secured term loans	$293,826	$293,826
Less: Debt issuance costs, net	(2,571)	(3,119)
Less: Unamortized discount, net	(2,325)	(2,825)

Long-term debt	$288,930	$287,882
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
In addition to the scheduled principal payments, subject to certain exceptions, the Term B Loans are subject to mandatory prepayment upon issuances of debt, certain casualty and condemnation events and sales of assets, as well as from a percentage of Consolidated Excess Cash Flow if our leverage ratio as of each year-end computation date is greater than 3.00 to 1.00, as calculated in accordance with the provisions of the Credit Agreement (the percentage increases if our leverage ratio exceeds 3.50 to 1.00). Certain mandatory prepayments reduce future contractual amortization payments in direct order of maturity by an amount equal to the mandatory prepayment.
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
Altisource may incur incremental indebtedness under the Credit Agreement from one or more incremental lenders, which may include existing lenders, in an aggregate incremental principal amount not to exceed $125.0 million, subject to certain conditions set forth in the Credit Agreement, including a sublimit of $80.0 million with respect to incremental revolving credit commitments and, after giving effect to the incremental borrowing, the Company’s leverage ratio does not exceed 3.00 to 1.00. Our leverage ratio exceeded 3.00 to 1.00 during the third quarter of 2020. The lenders have no obligation to provide any incremental indebtedness.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

The Term B Loans bear interest at rates based upon, at our option, the Adjusted Eurodollar Rate or the Base Rate. Adjusted Eurodollar Rate term loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Adjusted Eurodollar Rate for a three month interest period and (y) 1.00% plus (ii) 4.00%. Base Rate term loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Base Rate and (y) 2.00% plus (ii) 3.00%. The interest rate as of September 30, 2020 was 5.00%.
Loans under the revolving credit facility bear interest at rates based upon, at our option, the Adjusted Eurodollar Rate or the Base Rate. Adjusted Eurodollar Rate revolving loans bear interest at a rate per annum equal to the sum of (i) the Adjusted Eurodollar Rate for a three month interest period plus (ii) 4.00%. Base Rate revolving loans bear interest at a rate per annum equal to the sum of (i) the Base Rate plus (ii) 3.00%. The unused commitment fee is 0.50%. Borrowings under the revolving credit facility are not permitted if our leverage ratio exceeds 3.50 to 1.00. Our leverage ratio exceeded 3.50 to 1.00 during the third quarter of 2020. There were no borrowings outstanding under the revolving credit facility as of September 30, 2020.
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
As of September 30, 2020, debt issuance costs were $2.6 million, net of $2.0 million of accumulated amortization. As of December 31, 2019, debt issuance costs were $3.1 million, net of $1.4 million of accumulated amortization.
NOTE 14 — OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following:

(in thousands)	September 30, 2020	December 31, 2019

Operating lease liabilities	$13,737	$19,707
Income tax liabilities	12,026	10,935
Other non-current liabilities	528	374

Total	$26,291	$31,016

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 15 — FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The following table presents the carrying amount and estimated fair value of financial instruments and certain liabilities measured at fair value as of September 30, 2020 and December 31, 2019. The following fair values are estimated using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	September 30, 2020				December 31, 2019
(in thousands)	Carrying amount	Fair value			Carrying amount	Fair value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$67,023	$67,023	$—	$—	$82,741	$82,741	$—	$—
Restricted cash	3,817	3,817	—	—	3,842	3,842	—	—
Investment in equity securities	30,185	30,185	—	—	42,618	42,618	—	—
Long-term receivable	2,490	—	—	2,490	2,371	—	—	2,371

Liabilities:
Senior secured term loan	293,826	—	205,678	—	293,826	—	277,666	—
Fair Value Measurements on a Recurring Basis
Cash and cash equivalents and restricted cash are carried at amounts that approximate their fair values due to the highly liquid nature of these instruments and were measured using Level 1 inputs.
Investment in equity securities is carried at fair value and consists of 3.5 million shares of RESI common stock as of September 30, 2020 and December 31, 2019. The investment in equity securities is measured using Level 1 inputs as these securities have quoted prices in active markets.
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
Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk primarily consist of cash and cash equivalents and accounts receivable. Our policy is to deposit our cash and cash equivalents with larger, highly rated financial institutions. The Company derived 57% of its revenue from Ocwen for the nine months ended September 30, 2020 (48% of revenue for the third quarter of 2020) (see Note 2 for additional information on Ocwen revenues and accounts receivable balance). The Company strives to mitigate its concentrations of credit risk with respect to accounts receivable by actively monitoring past due accounts and the economic status of larger customers, if known.
NOTE 16 — SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Share Repurchase Program
On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. As of September 30, 2020, approximately 2.4 million shares of common stock remain available for repurchase under the program. There were no purchases of shares of common stock during the nine months ended September 30, 2020. We purchased 0.6 million shares of common stock at an average price of $21.03 per share during the nine months ended September 30, 2019 (0.3 million shares at an average price of $20.24 per share for the third quarter of 2019). Luxembourg law limits share repurchases

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of September 30, 2020, we can repurchase up to approximately $93 million of our common stock under Luxembourg law. Our Credit Agreement also limits the amount we can spend on share repurchases, which limit was approximately $448 million as of September 30, 2020, and may prevent repurchases in certain circumstances, including if our leverage ratio exceeds 3.50 to 1.00. Our leverage ratio exceeded 3.50 to 1.00 during the third quarter of 2020.
Share-Based Compensation
We issue share-based awards in the form of stock options, restricted shares and restricted share units for certain employees, officers and directors. We recognized share-based compensation expense of $6.6 million and $8.3 million for the nine months ended September 30, 2020 and 2019, respectively ($1.7 million and $2.8 million for the third quarter of 2020 and 2019, respectively). As of September 30, 2020, estimated unrecognized compensation costs related to share-based awards amounted to $6.6 million, which we expect to recognize over a weighted average remaining requisite service period of approximately 1.38 years.
Stock Options
Stock option grants are composed of a combination of service-based, market-based and performance-based options.
Service-Based Options. These options generally vest over three or four years with equal annual vesting and generally expire on the earlier of ten years after the date of grant or following termination of service. A total of 271 thousand service-based options were outstanding as of September 30, 2020.
Market-Based Options. These option grants generally have two components, each of which vests only upon the achievement of certain criteria. The first component, which we refer to as “ordinary performance” grants, generally consists of two-thirds of the market-based grant and begins to vest if the stock price is at least double the exercise price, as long as the stock price realizes a compounded annual gain of at least 20% over the exercise price. The remaining third of the market-based options, which we refer to as “extraordinary performance” grants, generally begins to vest if the stock price is at least triple the exercise price, as long as the stock price realizes a compounded annual gain of at least 25% over the exercise price. Market-based options vest in three or four year installments with the first installment vesting upon the achievement of the criteria and the remaining installments vesting thereafter in equal annual installments. Market-based options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service or in the final three years of the option term, in which case vesting will generally continue in accordance with the provisions of the award agreement. A total of 211 thousand market-based options were outstanding as of September 30, 2020.
Performance-Based Options. These option grants generally will vest if certain specific financial measures are achieved; one-fourth vests on each anniversary of the grant date. For certain other financial measures, options cliff-vest upon the achievement of the specific performance during the period from 2019 through 2021. The award of performance-based options is adjusted based on the level of achievement specified in the award agreements. If the performance criteria achieved is above threshold performance levels, participants have the opportunity to vest in 50% to 200% of the option grants, depending upon performance achieved. If the performance criteria achieved is below a certain threshold, the options are canceled. The options generally expire on the earlier of ten years after the date of grant or following termination of service. There were 460 thousand performance-based options outstanding as of September 30, 2020.
There were no stock options granted during the nine months ended September 30, 2020 and 2019. Outstanding stock options increased by 228 thousand in February 2019 in connection with the determination of the level of achievement for certain performance-based options granted in 2018.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

The following table summarizes the total intrinsic value of stock options exercised and the grant date fair value of stock options that vested during the periods presented:

	Nine months ended September 30,
(in thousands, except per share amounts)	2020	2019

Intrinsic value of options exercised	$—	$52
Grant date fair value of stock options that vested	2,717	3,014
The following table summarizes the activity related to our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding as of December 31, 2019	1,468,046	$29.19	4.60	$94
Forfeited/expired	(526,454)	23.86

Outstanding as of September 30, 2020	941,592	32.17	5.85	—

Exercisable as of September 30, 2020	587,899	28.53	5.64	—
Other Share-Based Awards
The Company’s other share-based and similar types of awards are composed of restricted shares and restricted share units. The restricted shares and restricted share units are composed of a combination of service-based awards and performance-based awards.
Service-Based Awards. These awards generally vest over two to four year periods with (a) vesting in equal annual installments, or (b) vesting of all of the restricted shares and restricted share units at the end of the vesting period. A total of 385 thousand service-based awards were outstanding as of September 30, 2020. Beginning in 2019, service-based restricted share units were awarded as a component of most employees’ annual incentive compensation rather than cash.
Performance-Based Awards. These awards generally vest if certain specific financial measures are achieved; one-third vests on each anniversary of the grant date or cliff-vest on the third anniversary of the grant date. The number of performance-based restricted shares and restricted share units that may vest will be based on the level of achievement as specified in the award agreements. If the performance criteria achieved is above certain financial performance levels and Altisource’s share performance is above certain established criteria, participants have the opportunity to vest in up to 225% of the restricted share unit award for certain awards. If the performance criteria achieved is below certain thresholds, the award is canceled. A total of 265 thousand performance-based awards were outstanding as of September 30, 2020.
The Company granted 349 thousand restricted share units (at a weighted average grant date fair value of $16.26 per share) during the nine months ended September 30, 2020.
The following table summarizes the activity related to our restricted shares and restricted share units:

Number of restricted shares and restricted share units

Outstanding as of December 31, 2019	636,146
Granted	349,459
Issued	(192,270)
Forfeited/canceled	(143,118)

Outstanding as of September 30, 2020	650,217

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 17 — REVENUE
We classify revenue in three categories: service revenue, revenue from reimbursable expenses and non-controlling interests. Service revenue consists of amounts attributable to our fee-based services. During the three and nine months ended September 30, 2019, service revenue included sales of short-term investments in real estate (see Note 7). Reimbursable expenses and non-controlling interests are pass-through items for which we earn no margin. Reimbursable expenses consist of amounts we incur on behalf of our customers in performing our fee-based services that we pass directly on to our customers without a markup. Non-controlling interests represent the earnings of Lenders One, a consolidated entity that is a mortgage cooperative managed, but not owned, by Altisource. The Lenders One members’ earnings are included in revenue and reduced from net income to arrive at net income attributable to Altisource (see Note 1). Our services are provided to customers located in the United States. The components of revenue were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019

Service revenue	$85,386	$133,781	$289,570	$489,300
Reimbursable expenses	2,810	7,213	14,495	16,484
Non-controlling interests	599	499	1,516	2,179

Total	$88,795	$141,493	$305,581	$507,963
Disaggregation of Revenue
Disaggregation of total revenues by major source is as follows:

(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Three months ended September 30, 2020	$82,067	$3,918	$2,810	$88,795
Three months ended September 30, 2019	125,939	8,341	7,213	141,493

Nine months ended September 30, 2020	277,522	13,564	14,495	305,581
Nine months ended September 30, 2019	452,643	38,836	16,484	507,963
Contract Balances
Our contract assets consist of unbilled accounts receivable (see Note 5). Our contract liabilities consist of current deferred revenue and other non-current liabilities as reported on the accompanying condensed consolidated balance sheets. Revenue recognized that was included in the contract liability at the beginning of the period was $4.5 million and $9.4 million for the nine months ended September 30, 2020 and 2019, respectively ($0.7 million and $0.9 million for the third quarter of 2020 and 2019, respectively).

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019

Compensation and benefits	$23,947	$30,463	$74,776	$108,637
Outside fees and services	34,013	61,314	123,914	182,483
Technology and telecommunications	8,776	8,586	27,082	27,124
Reimbursable expenses	2,810	7,213	14,495	16,484
Depreciation and amortization	3,024	2,753	9,512	10,160
Cost of real estate sold	—	393	—	42,763

Total	$72,570	$110,722	$249,779	$387,651
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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019

Compensation and benefits	$9,077	$10,395	$30,396	$36,986
Occupancy related costs	4,636	5,593	15,725	19,988
Amortization of intangible assets	4,295	3,298	11,344	15,489
Professional services	2,129	2,588	8,605	11,384
Marketing costs	422	3,481	2,810	9,402
Depreciation and amortization	796	921	2,009	4,036
Other	(543)	(443)	2,717	6,990

Total	$20,812	$25,833	$73,606	$104,275
NOTE 20 — OTHER (EXPENSE) INCOME, NET
Other (expense) income, net consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019

Interest income	$25	$69	$105	$336
Other, net	(386)	337	307	972

Total	$(361)	$406	$412	$1,308
NOTE 21 — INCOME TAXES
We recognized an income tax provision of $5.3 million and $20.7 million for the nine months ended September 30, 2020 and 2019, respectively ($1.8 million and $5.4 million for the third quarter of 2020 and 2019, respectively). The decrease in the

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

income tax provision for the nine months ended September 30, 2020 was primarily from a $12.3 million reduction in Luxembourg deferred tax assets in connection with a decrease in the Luxembourg statutory income tax rate from 26.0% to 24.9% in the second quarter of 2019. The income tax provisions on losses before income taxes and non-controlling interests for the three and nine months ended September 30, 2020 were primarily driven by income in our US and other foreign operations from transfer pricing on services provided to our Luxembourg operating company and no tax benefit on the pretax losses from our Luxembourg operating company for the three and nine months ended September 30, 2020.
NOTE 22 — (LOSS) EARNINGS PER SHARE
Basic (loss) earnings per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share excludes all dilutive securities because their impact would be anti-dilutive, as described below.
Basic and diluted (loss) earnings per share are calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019

Net (loss) income attributable to Altisource	$(13,237)	$7,165	$(59,948)	$(1,863)

Weighted average common shares outstanding, basic	15,637	15,897	15,578	16,133
Dilutive effect of stock options, restricted shares and restricted share units	—	254	—	—

Weighted average common shares outstanding, diluted	15,637	16,151	15,578	16,133

(Loss) earnings per share:
Basic	$(0.85)	$0.45	$(3.85)	$(0.12)
Diluted	$(0.85)	$0.44	$(3.85)	$(0.12)
For both the nine months ended September 30, 2020 and 2019, 1.6 million (1.4 million and 1.5 million for the third quarter of 2020 and 2019, respectively) stock options, restricted shares and restricted share units were excluded from the computation of (loss) earnings per share, as a result of the following:
•As a result of the net loss attributable to Altisource for the nine months ended September 30, 2020 and 2019, 0.2 million and 0.3 million, respectively (0.2 million for the third quarter of 2020) stock options, restricted shares and restricted share units in each period were excluded from the computation of diluted loss per share, as their impacts were anti-dilutive
•For both the nine months ended September 30, 2020 and 2019, 0.5 million (0.3 million and 0.7 million for the third quarter of 2020 and 2019, respectively) stock options were anti-dilutive and have been excluded from the computation of diluted (loss) earnings per share because their exercise price was greater than the average market price of our common stock
•For the nine months ended September 30, 2020 and 2019, 0.9 million and 0.8 million, respectively (0.9 million and 0.8 million for the third quarter of 2020 and 2019, respectively) stock options, restricted shares and restricted share units, which begin to vest upon the achievement of certain market criteria related to our common stock price, performance criteria and an annualized rate of return to shareholders that have not yet been met in each period have been excluded from the computation of diluted (loss) earnings per share
NOTE 23 — RESTRUCTURING CHARGES
In August 2018, Altisource initiated Project Catalyst, a project intended to optimize its operations and reduce costs to better align its cost structure with its anticipated revenues and improve its operating margins. During the nine months ended September 30, 2020 and 2019, Altisource incurred $10.9 million and $9.1 million, respectively ($2.2 million and $2.8 million for the third quarter of 2020 and 2019, respectively), of severance costs, professional services fees, facility consolidation costs, technology costs and business wind down costs related to the reorganization plan. We expect to incur additional severance costs, professional services fees and technology costs in connection with this internal reorganization, automation and other technology related activities and will expense those costs as incurred. Based on our analysis, we currently anticipate the future costs relating to Project Catalyst to be in the range of approximately $2 million to $3 million.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

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
Sales Taxes
On June 21, 2018, the United States Supreme Court rendered a 5-4 majority decision in South Dakota v. Wayfair, Inc., holding that a state may require a remote seller with no physical presence in the state to collect and remit sales tax on goods and services provided to purchasers in the state, overturning existing court precedent. During the nine months ended September 30, 2019, the Company completed the analysis of its services for potential exposure to sales tax in various jurisdictions in the United States. The Company recognized a $(0.6) million and $0.4 million net (loss reimbursement) loss for the nine months ended September 30, 2020 and 2019, respectively ($(0.6) million and $(1.7) million net loss reimbursement for the third quarter of 2020 and 2019, respectively) in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss). In October 2020, the Company received additional reimbursements of $(1.7) million of sales taxes previously accrued and paid. The Company began invoicing, collecting and remitting sales tax in applicable jurisdictions in 2019. The Company is also in the process of seeking additional reimbursements for sales tax payments from clients; however, there can be no assurance that the Company will be successful in collecting some or all of such additional reimbursements. Future changes in our estimated sales tax exposure could result in a material adjustment to our condensed consolidated financial statements, which would impact our financial condition and results of operations.
Ocwen Related Matters
As discussed in Note 2, during the nine months ended September 30, 2020, Ocwen was our largest customer, accounting for 57% of our total revenue (48% of our revenue for the third quarter of 2020). Additionally, 7% of our revenue for the nine months ended September 30, 2020 (8% of our revenue for the third quarter of 2020) was earned on the loan portfolios serviced by Ocwen, when a party other than Ocwen or the MSR owner selected Altisource as the service provider.
Ocwen has disclosed that it is subject to a number of ongoing federal and state regulatory examinations, consent orders, inquiries, subpoenas, civil investigative demands, requests for information and other actions and is subject to pending and threatened legal proceedings, some of which include claims against Ocwen for substantial monetary damages. In addition to monetary damages, various complaints have sought to obtain injunctive relief, consumer redress, refunds, restitution, disgorgement, civil penalties, costs and fees and other relief. Existing or future similar matters could result in, and in some cases, have resulted in, adverse regulatory or other actions against Ocwen. Previous regulatory actions against Ocwen have subjected Ocwen to independent oversight of its operations and placed certain restrictions on its ability to acquire servicing rights. In addition to the above, Ocwen may become subject to future adverse regulatory or other actions.
Ocwen has disclosed that NRZ is its largest client. As of June 30, 2020, NRZ MSRs or rights to MSRs relating to approximately 53% of loans serviced and subserviced by Ocwen (measured in UPB). In July 2017 and January 2018, Ocwen and NRZ entered into a series of agreements pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer from Ocwen to NRZ of Ocwen’s legal title to the Subject MSRs and under which Ocwen will subservice mortgage loans underlying the Subject MSRs for an initial term of five years. NRZ can terminate its sub-servicing agreement with Ocwen in exchange for the payment of a termination fee.

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
During the second quarter of 2020, Ocwen informed us that an investor had instructed Ocwen to use a field services provider other than Altisource on properties associated with certain MSRs. They indicated that they were instructed to begin the transition in July 2020, and that the transition should be completed in a few months. We believe Ocwen commenced using another field services provider for these properties in July 2020 and continued to transition during the third quarter of 2020. Based upon the impacted portfolios to date and the designated service provider, Altisource believes that Ocwen received these directions from NRZ. The transition to the replacement field service provider has largely been completed as of September 30, 2020. We estimate that $72.3 million and $115.6 million of service revenue from Ocwen for the nine months ended September 30, 2020 and 2019, respectively ($14.1 million and $38.1 million for the third quarter of 2020 and 2019, respectively) was derived from Field Services referrals from the NRZ portfolios. Without providing the timing or specific services impacted, Ocwen also communicated to Altisource that the same investor plans to direct them to transition certain other default related service referrals to other providers. We estimate that revenue from these certain other default related services represented approximately $25.6 million and $34.9 million of service revenue from Ocwen for the nine months ended September 30, 2020 and 2019, respectively ($6.4 million and $12.5 million for the third quarter of 2020 and 2019, respectively). Altisource believes that any action taken by Ocwen to redirect these service referrals breaches Altisource's agreement with Ocwen. We are currently in discussions with Ocwen to address this matter, and have reserved all of our rights with respect to this matter.
To address the reduction in revenue, Altisource has undertaken several measures to further reduce its cost structure and strengthen its operations.
In addition to expected reductions in our revenue from the Field Services referrals transition, if any of the following events occurred, Altisource’s revenue could be further significantly reduced and our results of operations could be materially adversely affected, including from the possible impairment or write-off of goodwill, intangible assets, property and equipment, other assets and accounts receivable:
•Altisource loses Ocwen as a customer or there is an additional significant reduction in the volume of services they purchase from us
•Ocwen loses, sells or transfers a significant portion of its GSE and Federal Housing Administration servicing rights or subservicing arrangements or remaining non-GSE servicing rights or subservicing arrangements and Altisource fails to be retained as a service provider
•The contractual relationship between Ocwen and NRZ changes significantly and this change results in a change in our status as a provider of services related to the Subject MSRs
•Ocwen loses state servicing licenses in states with a significant number of loans in Ocwen’s servicing portfolio
•The contractual relationship between Ocwen and Altisource changes significantly or there are significant changes to our pricing to Ocwen for services from which we generate material revenue
•Altisource otherwise fails to be retained as a service provider
Management cannot predict whether any of these events will occur or the amount of any impact they may have on Altisource. However, we are focused on diversifying and growing our revenue and customer base and we have a sales and marketing strategy to support these efforts. Moreover, in the event one or more of these events materially negatively impact Altisource, we believe the variable nature of our cost structure would allow us to realign our cost structure in line with remaining revenue and that current liquidity and cash flows from operations would be sufficient to meet our working capital, capital expenditures, debt service and other cash needs. There can be no assurance that our plans will be successful or our operations will be profitable.
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and in July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

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
We lease certain premises and equipment, primarily consisting of office space and information technology equipment. Certain of our leases include options to renew at our discretion or terminate leases early, and these options are considered in our determination of the expected lease term. Certain of our lease agreements include rental payments adjusted periodically for inflation. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. We sublease certain office space to third parties. Sublease income was $1.0 million and $1.3 million for the nine months ended September 30, 2020 and 2019, respectively ($0.3 million and $0.5 million for the third quarter of 2020 and 2019, respectively). The amortization periods of right-of-use assets are generally limited by the expected lease term. Our leases generally have expected lease terms at adoption of one to six years. As of September 30, 2020, we entered into a five year lease for additional office space which has not yet commenced.
Information about our lease terms and our discount rate assumption is as follows:

As of
September 30, 2020

Weighted average remaining lease term (in years)	3.30
Weighted average discount rate	7.00%
Our lease activity during the period is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019

Operating lease costs:
Selling, general and administrative expense	$2,566	$1,752	$7,376	$8,368
Cost of revenue	479	567	1,748	2,279

Cash used in operating activities for amounts included in the measurement of lease liabilities	$3,496	$3,771	$10,254	$12,228
Short-term (twelve months or less) lease costs	699	1,539	3,126	3,848
Maturities of our lease liabilities as of September 30, 2020 are as follows:

(in thousands)	Operating lease obligations

2020	$2,552
2021	8,200
2022	5,718
2023	4,650
2024	2,892
Thereafter	599
Total lease payments	24,611
Less: interest	(2,688)

Present value of lease liabilities	$21,923

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Escrow Balances
We hold customers’ assets in escrow accounts at various financial institutions pending completion of certain real estate activities. These amounts are held in escrow accounts for limited periods of time and are not included in the accompanying condensed consolidated balance sheets. Amounts held in escrow accounts were $38.7 million and $12.3 million as of September 30, 2020 and December 31, 2019, respectively.

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
FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may relate to, among other things, future events or our future performance or financial condition. Words such as “anticipate,” “intend,” “expect,” “may,” “could,” “should,” “would,” “plan,” “estimate,” “believe,” “predict,” “potential” or “continue” or the negative of these terms and other comparable terminology are intended to identify such forward-looking statements. Such statements are based on expectations as to the future and are not statements of historical fact. Furthermore, forward-looking statements are not guarantees of future performance and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially. The following are examples of such items and are not intended to be all inclusive:
•assumptions related to sources of liquidity and the adequacy of financial resources;
•assumptions about our ability to grow our business, including executing on our strategic initiatives;
•assumptions about our ability to improve margins and affect anticipated expense reductions as a result of Project Catalyst and otherwise in response to lower revenues due to COVID-19, the transfer of certain Field Services referrals to another service provider discussed below, or other factors;
•assumptions about the variable nature of our cost structure that would allow us to realign our cost structure in line with revenue;
•assumptions regarding the impact of seasonality;
•assumptions regarding the impacts of the COVID-19 pandemic and the timeliness and effectiveness of actions taken in response thereto;
•estimates regarding our effective tax rate; and
•estimates regarding our reserves and valuations.
Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the risks discussed in the Risk Factors in Part II, Item 1A of the Form 10-Q for the quarterly period ended March 31, 2020 and the Risk Factors section of our Form 10-K for the year ended December 31, 2019 including:
•our ability to retain Ocwen Financial Corporation (together with its subsidiaries, “Ocwen”) as a customer or our ability to receive the anticipated volume of referrals from Ocwen;
•our ability to retain New Residential Investment Corp. (individually, together with one or more of its subsidiaries, or one or more of its subsidiaries individually, “NRZ”) as a customer or our ability to receive the anticipated volume of referrals from NRZ;
•our ability to comply with material agreements if a change of control is deemed to have occurred including, among other things, through the formation of a shareholder group, which may cause a termination event or event of default under certain of our agreements;
•our ability to execute on our strategic plan;
•our ability to retain our existing customers, expand relationships and attract new customers;
•our ability to comply with governmental regulations and policies and any changes in such regulations and policies;
•the level of loan delinquencies and charge-offs;
•the level of origination volume;
•technology incidents, data breaches and cybersecurity risks;
•significant changes in tax regulations and interpretations in the countries, states and local jurisdictions in which we operate; and
•the risks and uncertainties related to pandemics, epidemics or other force majeure events, including the COVID-19 pandemic, and associated impacts on the economy, supply chain, transportation, movement of people, availability of vendors and demand for our products or services as well as increased costs, recommendations or restrictions imposed by governmental entities, changes in relevant business practices undertaken or imposed by our clients, vendors or regulators, impacts on contracts and client relationships and potential litigation exposure.
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
Our principal revenue generating activities are as follows:
Core Businesses
Field Services
•Property preservation and inspection services and marketplace transaction management, payment management and vendor management oversight software-as-a-service (“SaaS”) technologies
Marketplace
•Hubzu® online real estate auction platform, real estate auction, real estate brokerage and asset management
•Equator®, a SaaS-based technology to manage real estate owned (“REO”), short sales, foreclosure, bankruptcy and eviction processes
Mortgage and Real Estate Solutions
•Mortgage loan fulfillment, certification and certification insurance services and technologies
•Title insurance (as an agent), settlement and valuation services
•Residential and commercial construction inspection and risk mitigation services
•Management of the Best Partners Mortgage Cooperative, Inc., doing business as Lenders One® (“Lenders One”), mortgage banking cooperative
•Foreclosure trustee services
•Business services to assist financial institutions with mortgage-related calls from homeowners
Other Businesses
Earlier Stage Business
•Pointillist® customer journey analytics platform
Other
•Commercial loan servicing technology
•Financial Services business including post-charge-off consumer debt, mortgage charge-off collection services and customer relationship management services (sold on July 1, 2019)
•Buy-Renovate-Lease-Sell (“BRS”) business (wound down in 2019)
•Residential loan servicing technologies, document management platform and information technology (“IT”) infrastructure management services (wound down in 2019 following Ocwen’s transition to another servicing platform)
•Owners.com® technology-enabled real estate brokerage and provider of related mortgage brokerage and title services (discontinued in the fourth quarter of 2019)

We classify revenue in three categories: service revenue, revenue from reimbursable expenses and non-controlling interests. In evaluating our performance, we focus on service revenue. Service revenue consists of amounts attributable to our fee-based services. During the three and nine months ended September 30, 2019, service revenue included sales of short-term investments in real estate. Reimbursable expenses and non-controlling interests are pass-through items for which we earn no margin. Reimbursable expenses consist of amounts we incur on behalf of our customers in performing our fee-based services that we pass directly on to our customers without a markup. Non-controlling interests represent the earnings of Lenders One. Lenders One is a mortgage cooperative managed, but not owned, by Altisource. The Lenders One members’ earnings are included in revenue and reduced from net income to arrive at net income attributable to Altisource.
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
COVID-19 Pandemic Impacts
The COVID-19 pandemic continues to have an unprecedented impact on human life and the economy, including the real estate, mortgage and servicing industries in which we operate. Our financial performance in our default related services businesses during the nine months ended September 30, 2020 was negatively impacted by COVID-19 related governmental restrictions on services that could be performed and travel (i.e., only essential services and travel), restrictions on governmental services available (e.g., title offices closed), governmental and, in some instances, servicer measures to provide financial support to borrowers, including eviction moratoriums and forbearance programs, and changing vendor and consumer behavior. This impact was partially offset by stronger performance from our origination related businesses that benefited from lower interest rates throughout most of the nine months ended September 30, 2020 and the strengthening of the housing market during the third quarter 2020. We anticipate the COVID-19 circumstances will continue to have a negative impact on our default related services businesses. We further anticipate that the duration and quantum of this impact will be influenced by economic, regulatory and other factors that influence mortgage delinquency and foreclosure rates, evictions and the market for sales of one to four family homes. As long as these factors persist, we anticipate continued negative impact on our default related services businesses.
As a result of COVID-19, during portions of the nine months ended September 30, 2020 at differing times, certain jurisdictions in the United States have operated under certain social distancing restrictions, and restrictions on travel and commerce. The government and, in some instances, servicers have provided various forms of borrower assistance, including forbearance programs and foreclosure and eviction moratoriums. Despite government assistance programs, there has been a significant negative impact on United States employment, with a September 2020 unemployment rate of 7.9% according to the Bureau of Labor Statistics. These factors, together with the general economic impact of the pandemic, have led to a disruption in the real estate, mortgage and servicing markets. While we cannot predict the duration of the pandemic and future governmental measures that may continue to reduce foreclosure initiations and sales, we believe the short- to medium-term revenue impact to Altisource will largely be driven by significantly reduced foreclosure sales, significantly reduced inflow of REO, and the depletion of our REO inventory from REO sales. As a result of foreclosure and eviction moratoriums, forbearance plans and other borrower relief actions, along with social distancing restrictions, we anticipate that foreclosure, eviction and REO referrals will be substantially lower. Data from a recent Black Knight report shows that foreclosure initiations were 83% lower for April 2020 through August 2020 compared to the same period in 2019 despite the 87% growth in the number of non-current mortgages in August 2020 compared to August 2019. As long as these factors persist, we anticipate a continued negative impact on our Equator, title, foreclosure trustee, valuation, field services and REO businesses.
In addition, governmental restrictions on movement and the provision of certain services, social distancing requirements, the closure of or reduced services provided by certain governmental offices, vendors’ refusals or inability to provide certain services in certain jurisdictions and limitations on the availability of supplies continued to negatively impact our Field Services business in the third quarter. Governmental restrictions and designations of essential services are subject to interpretation and continue to evolve, negatively impacting the ability and willingness of our vendors in applicable jurisdictions to perform services and limiting services that we are able to provide to our customers, negatively impacting our Field Services businesses. Limited availability of supplies has also restricted the amount of services that we can provide, and in some cases, has increased the costs that we pay for these services. Some of our vendors have also refused to perform services that may involve contact with the public further limiting the services that we are capable of providing to customers. As long as these factors persist, we anticipate continued negative impact to our Field Services business.
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
We continue to experience declining default related referrals from foreclosure and eviction moratoriums and forbearance plans. To address this challenging environment, we implemented cost reduction measures in the second quarter of 2020, and as a result, we have been able to reduce the anticipated cash burn and maintain a strong cash position ending the quarter with $97.2 million in cash, cash equivalents and marketable equity securities.
Altisource is attempting to adapt to the evolving situation, including by:
•Taking steps designed to maintain the health and safety of our employees
•Adjusting operations to mitigate the impact to our customers and business while complying with governmental orders
•Addressing our cost structure and preserving liquidity to prepare for what could be a period of lower revenue than planned
During March 2020, we began implementing our business continuity plans and enabling remote work capabilities across the organization. Altisource has transitioned the majority of its global workforce to work remotely. We have largely been able to maintain our productivity, despite this shift to remote work arrangements. We have implemented heightened hygiene protocols to help safeguard the health of the small number of employees who continue to perform critical functions from certain facilities that cannot be performed remotely.
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

We are also preparing Altisource for what could be an extended period of lower revenue than planned from the near-term economic effects of COVID-19 and the governmental response to it. The Company has $67.0 million in cash and equivalents as of September 30, 2020. Our liquidity position has been further enhanced by our debt reduction efforts over the last several years. The current outstanding balance on our senior secured term loan is $293.8 million.
We have and continue to seek to address our cost structure. In addition to undertaking cost reduction activities planned prior to the COVID-19 pandemic, we took several additional measures to further reduce our 2020 cash expenses as a result of COVID-19 and reductions in referrals from Ocwen (see Ocwen Related Matters below), including employee furloughs and terminations, the elimination of certain discretionary spending and temporary employee and Board compensation reductions (the temporary reductions were largely restored in October 2020). Altisource estimates that the cost reduction measures undertaken since April 2020 will reduce 2020 expenses by approximately $65 million - $75 million compared to the fourth quarter 2019 annual run rate expenses excluding (1) outside fees and services that generally decline proportionately with a decline in service referrals, (2) reimbursable expenses which are the costs associated with reimbursable revenue, (3) depreciation and amortization and (4) amortization of intangible assets. Based upon our revenue and working capital forecasts, and the successful implementation of our planned cash expense reductions, we anticipate that we can adequately support the cash needs of the business largely from the results of operations and cash on hand.
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
Share Repurchase Program
On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. As of September 30, 2020, approximately 2.4 million shares of common stock remain available for repurchase under the program. There were no purchases of shares of common stock during the nine months ended September 30, 2020. We purchased 0.6 million shares of common stock at an average price of $21.03 per share during the nine months ended September 30, 2019 (0.3 million shares at an average price of $20.24 per share for the third quarter of 2019). Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of September 30, 2020, we can repurchase up to approximately $93 million of our common stock under Luxembourg law. Our Credit Agreement also limits the amount we can spend on share repurchases, which limit was approximately $448 million as of September 30, 2020, and may prevent repurchases in certain circumstances, including if our leverage ratio exceeds 3.50 to 1.00. Our leverage ratio exceeded 3.50 to 1.00 during the third quarter of 2020.
Ocwen Related Matters
During the nine months ended September 30, 2020, Ocwen was our largest customer, accounting for 57% of our total revenue for the nine months ended September 30, 2020 (48% of our revenue for the third quarter of 2020). Additionally, 7% of our revenue for the nine months ended September 30, 2020 (8% of our revenue for the third quarter of 2020) was earned on the loan portfolios serviced by Ocwen, when a party other than Ocwen or the mortgage servicing rights (“MSRs”) owner selected Altisource as the service provider.
Ocwen has disclosed that it is subject to a number of ongoing federal and state regulatory examinations, consent orders, inquiries, subpoenas, civil investigative demands, requests for information and other actions and is subject to pending and threatened legal proceedings, some of which include claims against Ocwen for substantial monetary damages. In addition to monetary damages, various complaints have sought to obtain injunctive relief, consumer redress, refunds, restitution, disgorgement, civil penalties, costs and fees and other relief. Existing or future similar matters could result in, and in some cases, have resulted in, adverse regulatory or other actions against Ocwen. Previous regulatory actions against Ocwen have subjected Ocwen to independent oversight of its operations and placed certain restrictions on its ability to acquire servicing rights. In addition to the above, Ocwen may become subject to future adverse regulatory or other actions.

Ocwen has disclosed that NRZ is its largest client. As of June 30, 2020, NRZ MSRs or rights to MSRs relating to approximately 53% of loans serviced and subserviced by Ocwen (measured in unpaid principal balance). In July 2017 and January 2018, Ocwen and NRZ entered into a series of agreements pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer from Ocwen to NRZ of Ocwen’s legal title to certain of its MSRs (the “Subject MSRs”) and under which Ocwen will subservice mortgage loans underlying the MSRs for an initial term of five years. NRZ can terminate its sub-servicing agreement with Ocwen in exchange for the payment of a termination fee.
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
During the second quarter of 2020, Ocwen informed us that an investor had instructed Ocwen to use a field services provider other than Altisource on properties associated with certain MSRs. They indicated that they were instructed to begin the transition in July 2020, and that the transition should be completed in a few months. We believe Ocwen commenced using another field services provider for these properties in July 2020 and continued to transition during the third quarter of 2020. Based upon the impacted portfolios to date and the designated service provider, Altisource believes that Ocwen received these directions from NRZ. The transition to the replacement field service provider has largely been completed as of September 30, 2020. We estimate that $72.3 million and $115.6 million of service revenue from Ocwen for the nine months ended September 30, 2020 and 2019, respectively ($14.1 million and $38.1 million for the third quarter of 2020 and 2019, respectively) was derived from Field Services referrals from the NRZ portfolios. Without providing the timing or specific services impacted, Ocwen also communicated to Altisource that the same investor plans to direct them to transition certain other default related service referrals to other providers. We estimate that revenue from these certain other default related services represented approximately $25.6 million and $34.9 million of service revenue from Ocwen for the nine months ended September 30, 2020 and 2019, respectively ($6.4 million and $12.5 million for the third quarter of 2020 and 2019, respectively). Altisource believes that any action taken by Ocwen to redirect these service referrals breaches Altisource's agreement with Ocwen. We are currently in discussions with Ocwen to address this matter, and have reserved all of our rights with respect to this matter.
To address the reduction in revenue, Altisource has undertaken several measures to further reduce its cost structure and strengthen its operations.
In addition to expected reductions in our revenue from the Field Services referrals transition, if any of the following events occurred, Altisource’s revenue could be further significantly reduced and our results of operations could be materially adversely affected, including from the possible impairment or write-off of goodwill, intangible assets, property and equipment, other assets and accounts receivable:
•Altisource loses Ocwen as a customer or there is an additional significant reduction in the volume of services they purchase from us
•Ocwen loses, sells or transfers a significant portion of its GSE and Federal Housing Administration servicing rights or subservicing arrangements or remaining non-GSE servicing rights or subservicing arrangements and Altisource fails to be retained as a service provider
•The contractual relationship between Ocwen and NRZ changes significantly and this change results in a change in our status as a provider of services related to the Subject MSRs
•Ocwen loses state servicing licenses in states with a significant number of loans in Ocwen’s servicing portfolio
•The contractual relationship between Ocwen and Altisource changes significantly or there are significant changes to our pricing to Ocwen for services from which we generate material revenue
•Altisource otherwise fails to be retained as a service provider
Management cannot predict whether any of these events will occur or the amount of any impact they may have on Altisource. However, we are focused on diversifying and growing our revenue and customer base and we have a sales and marketing strategy to support these efforts. Moreover, in the event one or more of these events materially negatively impact Altisource, we believe the variable nature of our cost structure would allow us to realign our cost structure in line with remaining revenue and that current liquidity and cash flows from operations would be sufficient to meet our working capital, capital expenditures, debt service and other cash needs. There can be no assurance that our plans will be successful or our operations will be profitable.
Factors Affecting Comparability
The following items impact the comparability of our results:
•The Company’s financial performance for the three and nine months ended September 30, 2020 in its default related services businesses was negatively impacted by COVID-19 related governmental restrictions and changing vendor and consumer behavior. This impact was partially offset by stronger performance from the Company’s origination related businesses that benefited from lower interest rates for the three and nine months ended September 30, 2020. Across the Company’s three core businesses, service revenue from customers other than Ocwen, NRZ and Front Yard Residential Corporation (“RESI”) for the nine months ended September 30, 2020 grew by 11% compared to the nine months ended September 30, 2019, despite the COVID-19 impacts the Company started facing late in the first quarter of 2020. Compared to the nine months ended September 30, 2019, the increase is primarily from the growth in our customer base and market share expansion. Service revenue from the origination businesses such as loan fulfillment, loan certification, title, settlement and valuation services in Mortgage and Real Estate Solutions grew by 38% for the nine months ended September 30, 2020 (30% for the third quarter of 2020). In the Marketplace and Field Services businesses, revenue growth from customers other than Ocwen and NRZ was more than offset by lower revenue from Ocwen’s declining servicing portfolio and the impact of COVID-19.
•During the second quarter of 2020, Ocwen informed us that an investor had instructed Ocwen to use a field services provider other than Altisource on properties associated with certain MSRs. They indicated that they were instructed to begin the transition in July 2020, and that the transition should be completed in a few months. Ocwen commenced using another field services provider for these properties in July 2020 and continued to transition services during the third quarter of 2020. Based upon the impacted portfolios to date and the designated service provider, Altisource believes that Ocwen received these directions from NRZ. The transition to the replacement field service provider has largely been completed as of September 30, 2020. We estimate that $72.3 million and $115.6 million of service revenue from Ocwen for the nine months ended September 30, 2020 and 2019, respectively ($14.1 million and $38.1 million for the third quarter of 2020 and 2019, respectively) was derived from Field Services referrals from the NRZ portfolios. Without providing the timing or specific services impacted, Ocwen also communicated to Altisource that the same investor plans to direct them to transition certain other default related service referrals to other providers. We estimate that revenue from these certain other default related services represented approximately $25.6 million and $34.9 million of service revenue from Ocwen for the nine months ended September 30, 2020 and 2019, respectively ($6.4 million and $12.5 million for the third quarter of 2020 and 2019, respectively). To address the reduction in revenue, Altisource has undertaken several measures to further reduce its cost structure and strengthen its operations.
•During the nine months ended September 30, 2020 and 2019, we recognized an unrealized (loss) gain of $(12.4) million and $11.7 million, respectively ($0.1 million and $(2.3) million for the third quarter of 2020 and 2019, respectively), from the change in fair value on our investment in RESI in other income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss) from a change in the market value of RESI common shares.
•In August 2018, Altisource initiated Project Catalyst, a project intended to optimize its operations and reduce costs to better align its cost structure with its anticipated revenues and improve its operating margins. During the nine months ended September 30, 2020 and 2019, Altisource incurred $10.9 million and $9.1 million, respectively ($2.2 million and $2.8 million for the third quarter of 2020 and 2019, respectively), of severance costs, professional services fees, facility consolidation costs, technology costs and business wind down costs related to the reorganization plan. Altisource expects to incur additional severance costs, professional services fees and technology costs in connection with this internal reorganization, automation and other technology related activities and will expense those costs as incurred. Based on the Company’s analysis, it currently anticipates the future costs relating to Project Catalyst to be in the range of approximately $2 million to $3 million and does not include any anticipated costs associated with COVID-19 cost savings initiatives or planned cost reductions in connection with Ocwen’s decision to move certain field services referrals to another provider.
•On July 1, 2019, Altisource sold its Financial Services business, consisting of post-charge-off consumer debt and mortgage charge-off collection services and customer relationship management services (the “Financial Services Business”) to Transworld Systems Inc. (“TSI”) for $44.0 million consisting of an upfront payment of $40.0 million, subject to a working capital adjustment (finalized during 2019) and transaction costs upon closing of the sale, and an additional $4.0 million payment on the one year anniversary of the sale closing. On July 1, 2020, the Company received net proceeds of $3.3 million representing $4.0 million, net of certain amounts owed to TSI under the purchase and sale agreement. The parties also entered into a transition services agreement to provide for the management and orderly transition of certain services and technologies to TSI for periods ranging from 2 months to 13 months, subject to additional 3 month extensions. As of October 1, 2020, all of the transition services and technologies have been fully transitioned to TSI. On July 17, 2019, Altisource used $37.0 million of the net up-front payment to repay a portion of its senior secured term loan. For the nine months ended September 30, 2019, service revenue from the Financial Services Business was $33.4 million (no comparative amounts for the nine months ended September 30, 2020 and the third quarter of 2020 and 2019).
•In February 2019, Altisource and Ocwen entered into agreements that, among other things, facilitated Ocwen’s transition from REALServicing and related technologies to another mortgage servicing software platform. The transition was completed during 2019. For the nine months ended September 30, 2019, service revenue from REALServicing and related technologies was $13.8 million ($2.5 million for the third quarter of 2019).
•In November 2018, the Company announced its plans to sell its short-term investments in real estate and exit the Company’s BRS business. For the three and nine months ended September 30, 2019, service revenue from BRS was $0.4 million and $42.5 million, respectively (no comparative amounts for the three and nine months ended September 30, 2020).
•In May 2019, the Company began selling its investment in RESI common stock. During the nine months ended September 30, 2019, the Company sold 0.7 million shares for net proceeds of $7.8 million (0.1 million shares for net proceeds of $1.3 million for the third quarter of 2019) (no comparative amounts for the three and nine months ended September 30, 2020). As required by the senior secure term loan agreement, the Company used the net proceeds to repay a portion of its senior secured term loan.
•In October 2019, the Company announced its plans to wind down and close the Owners.com business, which was completed by December 31, 2019. For the three and nine months ended September 30, 2019, service revenue from Owners.com was $2.1 million and $5.9 million, respectively (no comparative amounts for the three and nine months ended September 30, 2020).
•On June 21, 2018, the United States Supreme Court rendered a 5-4 majority decision in South Dakota v. Wayfair, Inc., holding that a state may require a remote seller with no physical presence in the state to collect and remit sales tax on goods and services provided to purchasers in the state, overturning certain existing court precedent. During the nine months ended September 30, 2019, the Company completed the analysis of its services for potential exposure to sales tax in various jurisdictions in the United States. The Company recognized a $(0.6) million and $0.4 million net (loss reimbursement) loss for the nine months ended September 30, 2020 and 2019, respectively ($(0.6) million and $(1.7) million net loss reimbursement for the third quarter of 2020 and 2019, respectively) in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss). In October 2020, the Company received additional reimbursements of $(1.7) million of sales taxes previously accrued and paid. The Company began invoicing, collecting and remitting sales tax in applicable jurisdictions in 2019. The Company is also in the process of seeking additional reimbursements for sales tax payments from clients; however, there can be no assurance that the Company will be successful in collecting some or all of such additional reimbursements. Future changes in our estimated sales tax exposure could result in a material adjustment to our consolidated financial statements, which would impact our financial condition and results of operations.
•The Company recognized an income tax provision of $5.3 million and $20.7 million for the nine months ended September 30, 2020 and 2019, respectively ($1.8 million and $5.4 million for the third quarter of 2020 and 2019, respectively). The decrease in the income tax provision for the nine months ended September 30, 2020 was primarily from a $12.3 million reduction in Luxembourg deferred tax assets in connection with a decrease in the Luxembourg statutory income tax rate from 26.0% to 24.9% in the second quarter of 2019. The income tax provisions on losses before income taxes and non-controlling interests for the three and nine months ended September 30, 2020 were primarily driven by income in our US and other foreign operations from transfer pricing on services provided to our Luxembourg operating company and no tax benefit on the pretax losses from our Luxembourg operating company for the three and nine months ended September 30, 2020.

RESULTS OF OPERATIONS
Summary Results
The following is a discussion of our results of operations for the periods indicated.
The following table sets forth information on our consolidated results of operations:

	Three months ended September 30,			Nine months ended September 30,
(in thousands, except per share data)	2020	2019	% Increase (decrease)	2020	2019	% Increase (decrease)

Service revenue	$85,386	$133,781	(36)	$289,570	$489,300	(41)
Reimbursable expenses	2,810	7,213	(61)	14,495	16,484	(12)
Non-controlling interests	599	499	20	1,516	2,179	(30)
Total revenue	88,795	141,493	(37)	305,581	507,963	(40)
Cost of revenue	72,570	110,722	(34)	249,779	387,651	(36)
Gross profit	16,225	30,771	(47)	55,802	120,312	(54)
Operating expenses (income):
Selling, general and administrative expenses	20,812	25,833	(19)	73,606	104,275	(29)
Gain on sale of business	—	(17,558)	(100)	—	(17,558)	(100)
Restructuring charges	2,227	2,761	(19)	10,921	9,080	20
(Loss) income from operations	(6,814)	19,735	(135)	(28,725)	24,515	(217)
Other income (expense), net
Interest expense	(4,103)	(4,892)	(16)	(13,265)	(16,656)	(20)
Unrealized gain (loss) on investment in equity securities	138	(2,294)	106	(12,433)	11,731	(206)
Other (expense) income, net	(361)	406	(189)	412	1,308	(69)
Total other income (expense), net	(4,326)	(6,780)	(36)	(25,286)	(3,617)	N/M

(Loss) income before income taxes and non-controlling interests	(11,140)	12,955	(186)	(54,011)	20,898	N/M
Income tax provision	(1,757)	(5,379)	(67)	(5,295)	(20,670)	(74)

Net (loss) income	(12,897)	7,576	(270)	(59,306)	228	N/M
Net income attributable to non-controlling interests	(340)	(411)	(17)	(642)	(2,091)	(69)

Net (loss) income attributable to Altisource	$(13,237)	$7,165	(285)	$(59,948)	$(1,863)	N/M

Margins:
Gross profit/service revenue	19%	23%		19%	25%
(Loss) income from operations/service revenue	(8)%	15%		(10)%	5%

(Loss) earnings per share:
Basic	$(0.85)	$0.45	(289)	$(3.85)	$(0.12)	N/M
Diluted	$(0.85)	$0.44	(293)	$(3.85)	$(0.12)	N/M

Weighted average shares outstanding:
Basic	15,637	15,897	(2)	15,578	16,133	(3)
Diluted	15,637	16,151	(3)	15,578	16,133	(3)
N/M — not meaningful.

Revenue
Revenue by line of business was as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2020	2019	% Increase (decrease)	2020	2019	% Increase (decrease)

Service revenue:
Field Services	$34,570	$69,873	(51)	$137,050	$204,355	(33)
Marketplace	24,075	25,910	(7)	67,403	95,480	(29)
Mortgage and Real Estate Solutions	25,998	31,728	(18)	81,742	85,081	(4)
Earlier Stage Business	547	399	37	1,686	995	69
Other	196	5,871	(97)	1,689	103,389	(98)
Total service revenue	85,386	133,781	(36)	289,570	489,300	(41)

Reimbursable expenses:
Field Services	693	2,008	(65)	3,861	7,082	(45)
Marketplace	1,453	4,175	(65)	7,520	6,410	17
Mortgage and Real Estate Solutions	664	1,030	(36)	3,114	2,802	11
Other	—	—	—	—	190	(100)
Total reimbursable expenses	2,810	7,213	(61)	14,495	16,484	(12)

Non-controlling interests:
Mortgage and Real Estate Solutions	599	499	20	1,516	2,179	(30)

Total revenue	$88,795	$141,493	(37)	$305,581	$507,963	(40)
We recognized service revenue of $289.6 million for the nine months ended September 30, 2020, a 41% decrease compared to the nine months ended September 30, 2019 ($85.4 million for the third quarter of 2020, a 36% decrease compared to the third quarter of 2019), primarily from COVID-19 pandemic related governmental restrictions, Ocwen’s transition of Field Services referrals associated with certain MSRs to another service provider (which began in July 2020), the reduction in the size of Ocwen’s portfolio, and NRZ’s higher percentage of home sales at the foreclosure auction (resulting in a lower percentage of foreclosures converting to REO, which in turn reduces our REO auction, brokerage, field services and title service revenue). Service revenue also declined as a result of the 2019 sale, discontinuation and exit from certain businesses (resulting in a 4% and 20% decline in service revenue for the three and nine months ended September 30, 2020, respectively). The decrease for the nine months ended September 30, 2020 was partially offset by an 11% increase in revenue from customers other than Ocwen, NRZ and RESI in our Field Services, Marketplace and Mortgage and Real Estate Solutions businesses from new customer on-boardings, market share expansion with existing customers, and higher origination related volumes driven by a lower interest rate environment. Service revenue from the origination businesses in Mortgage and Real Estate Solutions grew by 38% for the nine months ended September 30, 2020 (30% for the third quarter of 2020). Other service revenue declined for the three and nine months ended September 30, 2020 from lower REALServicing revenue from Ocwen’s migration to another servicing system and the wind down of Owners.com compared to the three and nine months ended September 30, 2019. Other service revenue declined for the nine months ended September 30, 2020 from the July 1, 2019 sale of the Financial Services Business and the discontinuation of the BRS business.
We recognized reimbursable expense revenue of $14.5 million for the nine months ended September 30, 2020, a 12% decrease compared to the nine months ended September 30, 2019 ($2.8 million for the third quarter of 2020, a 61% decrease compared to the third quarter of 2019). These decreases in reimbursable expenses for the three and nine months ended September 30, 2020 were consistent with the declines in service revenue discussed above. The decrease in reimbursable expense revenue for the nine months ended September 30, 2020 was partially offset by an increase in certain title and foreclosure trustee volumes in Mortgage and Real Estate Solutions and a new early stage disposition service offering (cash for keys program and evictions) initiated in June 2019 in Marketplace.
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
Cost of revenue consists of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2020	2019	% Increase (decrease)	2020	2019	% Increase (decrease)

Compensation and benefits	$23,947	$30,463	(21)	$74,776	$108,637	(31)
Outside fees and services	34,013	61,314	(45)	123,914	182,483	(32)
Technology and telecommunications	8,776	8,586	2	27,082	27,124	—
Reimbursable expenses	2,810	7,213	(61)	14,495	16,484	(12)
Depreciation and amortization	3,024	2,753	10	9,512	10,160	(6)
Cost of real estate sold	—	393	(100)	—	42,763	(100)

Cost of revenue	$72,570	$110,722	(34)	$249,779	$387,651	(36)
We recognized cost of revenue of $249.8 million for the nine months ended September 30, 2020, a 36% decrease compared to the nine months ended September 30, 2019 ($72.6 million for the third quarter of 2020, a 34% decrease compared to the third quarter of 2019). The decreases in compensation and benefits, outside fees and services and cost of real estate sold were primarily driven by lower service revenue in Field Services and Marketplace businesses and the wind down of Owners.com, and for the nine months ended September 30, 2020, the July 1, 2019 sale of the Financial Services Business and the discontinuation of the BRS business, discussed in the revenue section above. Compensation and benefits also decreased due to lower headcount and temporary reductions in compensation in connection with cash cost savings measures initiated in the second quarter of 2020 in response to the COVID-19 related decreases in service revenue discussed in the revenue section above and as a result of the Project Catalyst reorganization. The decreases in reimbursable expenses were consistent with the changes in reimbursable expense revenue discussed in the revenue section above.
Gross profit decreased to $55.8 million, representing 19% of service revenue, for the nine months ended September 30, 2020 compared to $120.3 million, representing 25% of service revenue, for the nine months ended September 30, 2019 (decreased to $16.2 million, representing 19% of service revenue, for the third quarter of 2020 compared to $30.8 million, representing 23% of service revenue, for the third quarter of 2019). Gross profit as a percentage of service revenue for the nine months ended September 30, 2020 decreased compared to the nine months ended September 30, 2019 primarily due to revenue mix with lower revenue from higher margin Marketplace businesses, the impact of the July 1, 2019 sale of the Financial Services Business and higher revenue in the second quarter of 2019 from the sale of the short-term investments in real estate (“BRS Inventory”), which resulted in a $1.8 million loss. Gross profit as a percentage of service revenue for the third quarter of 2020 decreased compared to the third quarter of 2019 primarily due to a lower gross margin in the Field Services business because decreases in compensation and benefits and technology and telecommunications costs were proportionately less than the decrease in service revenue. These decreases were partially offset by our COVID-19 cash cost savings measures and Project Catalyst cost reduction initiatives.
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

SG&A expenses consist of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2020	2019	% Increase (decrease)	2020	2019	% Increase (decrease)

Compensation and benefits	$9,077	$10,395	(13)	$30,396	$36,986	(18)
Occupancy related costs	4,636	5,593	(17)	15,725	19,988	(21)
Amortization of intangible assets	4,295	3,298	30	11,344	15,489	(27)
Professional services	2,129	2,588	(18)	8,605	11,384	(24)
Marketing costs	422	3,481	(88)	2,810	9,402	(70)
Depreciation and amortization	796	921	(14)	2,009	4,036	(50)
Other	(543)	(443)	(23)	2,717	6,990	(61)

Selling, general and administrative expenses	$20,812	$25,833	(19)	$73,606	$104,275	(29)
SG&A expenses for the nine months ended September 30, 2020 of $73.6 million decreased by 29% compared to the nine months ended September 30, 2019 ($20.8 million for the third quarter of 2020, a 19% decrease compared to the third quarter of 2019). The decreases were primarily driven by lower compensation and benefits, occupancy related costs and marketing costs. Compensation and benefits decreased as we reduced headcount and temporarily reduced compensation from COVID-19 cash cost savings measures and Project Catalyst cost reduction initiatives. The decreases in occupancy related costs primarily resulted from the July 1, 2019 sale of the Financial Services Business and facility consolidation initiatives. The decreases in marketing costs were primarily driven by the wind down of Owners.com in the fourth quarter of 2019. For the nine months ended September 30, 2020, Other expenses decreased primarily due to lower travel and entertainment costs driven by lower headcount and COVID-19 travel restrictions, billings to TSI for transition services and higher net sales tax loss reimbursements, partially offset by higher bad debt expense. In addition, the decrease in amortization of intangible assets for the nine months ended September 30, 2020 was driven by the completion of the amortization period of certain intangible assets during 2019, the July 1, 2019 sale of the Financial Services Business and lower revenue generated from the Homeward Residential, Inc. and Residential Capital, LLC portfolios (revenue-based amortization) consistent with the reduction in the size of Ocwen’s portfolio, discussed in the revenue section above.
Other Operating Expenses (Income)

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2020	2019	% Increase (decrease)	2020	2019	% Increase (decrease)

Gain on sale of business	$—	$(17,558)	(100)	$—	$(17,558)	(100)
Restructuring charges	2,227	2,761	(19)	10,921	9,080	20

Other operating expense (income), net	$2,227	$(14,797)	(115)	$10,921	$(8,478)	(229)
On March 28, 2019, Altisource entered into a definitive agreement to sell the Financial Services Business to TSI for $44.0 million consisting of an up-front payment of $40.0 million, subject to a working capital adjustment (finalized in 2019) and transaction costs upon closing of the sale, and an additional $4.0 million payment on the one year anniversary of the sale closing. On July 1, 2020, the Company received net proceeds of $3.3 million representing $4.0 million, net of certain amounts owed to TSI under the purchase and sale agreement. The sale closed on July 1, 2019 and in connection with this sale, we recognized a $17.6 million pretax gain on sale for the three and nine months ended September 30, 2019.
In August 2018, Altisource initiated Project Catalyst, a project intended to optimize its operations and reduce costs to better align its cost structure with its anticipated revenues and improve its operating margins. During the nine months ended September 30, 2020 and 2019, Altisource incurred $10.9 million and $9.1 million, respectively ($2.2 million and $2.8 million for the third quarter of 2020 and 2019, respectively), of severance costs, professional services fees, facility consolidation costs, technology costs and business wind down costs related to the reorganization plan. Altisource expects to incur additional severance costs, professional services fees and technology costs in connection with this internal reorganization, automation and other technology related activities and will expense those costs as incurred. Based on the Company’s analysis, it currently anticipates the future costs relating to Project Catalyst to be in the range of approximately $2 million to $3 million.

(Loss) Income from Operations
Income from operations decreased to a loss of $(28.7) million, representing (10)% of service revenue, for the nine months ended September 30, 2020, compared to $24.5 million, representing 5% of service revenue, for the nine months ended September 30, 2019 (decreased to a loss of $(6.8) million, representing (8)% of service revenue, for the third quarter of 2020 compared to $19.7 million, representing 15% of service revenue, for the third quarter of 2019). Income from operations as a percentage of service revenue decreased for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019, primarily as a result of lower gross profit and a higher gain on the sale of business during the three and nine months ended September 30, 2019, partially offset by lower SG&A expenses, as discussed above.
Other Income (Expense), net
Other income (expense), net principally includes interest expense, unrealized (loss) gain on our investment in RESI common shares and other non-operating gains and losses.
Other income (expense), net was $(25.3) million for the nine months ended September 30, 2020 compared to $(3.6) million for the nine months ended September 30, 2019 ($(4.3) million for the third quarter of 2020 and $(6.8) million the third quarter of 2019). The increase in other expense for the nine months ended September 30, 2020 was primarily driven by a $(12.4) million unrealized loss on our investment in RESI common shares compared to a $11.7 million unrealized gain in 2019. The increase in other expense was partially offset by lower interest expense during the nine months ended September 30, 2020. Interest expense decreased primarily due to lower average outstanding balances of the senior secured term loan as a result of repayments during 2019 and lower interest rates. For the nine months ended September 30, 2020, the interest rate of the senior secured term loan was 5.46% compared to 6.44% for the nine months ended September 30, 2019. The decrease in other expense for the third quarter of 2020 was primarily driven by a $0.1 million unrealized gain on our investment in RESI common shares compared to a $(2.3) million unrealized loss in 2019, partially offset by lower interest expense in 2020 (interest rate of the senior secured term loan was 5.00% for the third quarter of 2020 compared to 6.33% for the third quarter of 2019).
Income Tax Provision
We recognized an income tax provision of $5.3 million and $20.7 million for the nine months ended September 30, 2020 and 2019, respectively ($1.8 million and $5.4 million for the third quarter of 2020 and 2019, respectively). The decrease in the income tax provision for the nine months ended September 30, 2020 was primarily from a $12.3 million reduction in Luxembourg deferred tax assets in connection with a decrease in the Luxembourg statutory income tax rate from 26.0% to 24.9% in the second quarter of 2019. The income tax provisions on losses before income taxes and non-controlling interests for the three and nine months ended September 30, 2020 were primarily driven by the income in our US and other foreign operations from transfer pricing on services provided to our Luxembourg operating company and no tax benefit on the pretax losses from our Luxembourg operating company for the three and nine months ended September 30, 2020.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary source of liquidity has historically been cash flow from operations, cash proceeds from sales of businesses and equity securities, and cash on hand. However, the COVID-19 pandemic and Ocwen’s transition of Field Services referrals to another service provider associated with certain MSRs have resulted in a reduction in cash flow from operations for the nine months ended September 30, 2020, as lower service revenue has not been fully offset by cash cost savings initiatives. We seek to deploy cash generated in a disciplined manner. Principally, we intend to use cash to develop and grow complementary services and businesses that we believe will generate attractive margins in line with our core capabilities and strategy. We use cash for repayments of our long-term debt, capital investments and we anticipate that we may use cash from time to time to repurchase shares of our common stock. In addition, we consider and evaluate business acquisitions, dispositions, closures or other similar actions from time to time that are aligned with our strategy.
Credit Agreement
In 2018, Altisource entered into the Credit Agreement pursuant to which Altisource borrowed $412.0 million in the form of Term B Loans and obtained a $15.0 million revolving credit facility. The Term B Loans mature in April 2024 and the revolving credit facility matures in April 2023. As of September 30, 2020, $293.8 million of the Term B Loans were outstanding. Borrowings under the revolving credit facility are not permitted if our leverage ratio exceeds to 3.50 to 1.00. Our leverage ratio exceeded 3.50 to 1.00 during the third quarter of 2020. There were no borrowings outstanding under the revolving credit facility as of September 30, 2020.

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
In addition to the scheduled principal payments, subject to certain exceptions, the Term B Loans are subject to mandatory prepayment upon issuances of debt, certain casualty and condemnation events and sales of assets, as well as from a percentage of Consolidated Excess Cash Flow if our leverage ratio as of each year-end computation date is greater than 3.00 to 1.00, as calculated in accordance with the provisions of the Credit Agreement (the percentage increases if our leverage ratio exceeds 3.50 to 1.00). Certain mandatory prepayments reduce future contractual amortization payments by an amount equal to the mandatory prepayment.
The interest rate on the Term B Loans as of September 30, 2020 was 5.00%.
Altisource may incur incremental indebtedness under the Credit Agreement from one or more incremental lenders, which may include existing lenders, in an aggregate incremental principal amount not to exceed $125.0 million, subject to certain conditions set forth in the Credit Agreement, including a sublimit of $80.0 million with respect to incremental revolving credit commitments and, after giving effect to the incremental borrowing, the Company’s leverage ratio does not exceed 3.00 to 1.00. Our leverage ratio exceeded 3.00 to 1.00 during the third quarter of 2020. The lenders have no obligation to provide any incremental indebtedness.
The Credit Agreement includes covenants that restrict or limit, among other things, our ability, subject to certain exceptions and baskets, to incur additional debt, pay dividends and repurchase shares of our common stock. In the event we require additional liquidity, our ability to obtain it may be limited by the Credit Agreement.
Cash Flows
The following table presents our cash flows for the nine months ended September 30:

(in thousands)	2020	2019	% Increase (decrease)

Net (loss) income adjusted for non-cash items	$(6,141)	$35,116	(117)
Changes in operating assets and liabilities	(7,936)	(12,922)	39
Net cash (used in) provided by operating activities	(14,077)	22,194	(163)
Net cash provided by investing activities	805	45,729	(98)
Net cash used in financing activities	(2,471)	(61,344)	96
Net (decrease) increase in cash, cash equivalents and restricted cash	(15,743)	6,579	(339)
Cash, cash equivalents and restricted cash at the beginning of the period	86,583	64,046	35

Cash, cash equivalents and restricted cash at the end of the period	$70,840	$70,625	—
Cash Flows from Operating Activities
Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net (loss) income. For the nine months ended September 30, 2020, cash flows used in operating activities were $(14.1) million, or approximately $(0.05) for every dollar of service revenue ($(0.03) for every dollar of service revenue for the third quarter of 2020), compared to cash flows provided by operating activities of $22.2 million, or approximately $0.05 for every dollar of service revenue for the nine months ended September 30, 2019 (cash used in operating activities of $(0.08) for every dollar of service revenue for the third quarter of 2019). During the nine months ended September 30, 2020, the decrease in cash provided by operating activities was driven by a $41.3 million increase in net loss, adjusted for non-cash items, partially offset by lower cash used for changes in operating assets and liabilities of $5.0 million. The increase in net loss, adjusted for non-cash items, was primarily due to lower gross profit during the nine months ended September 30, 2020 from lower service revenue driven by the COVID-19 pandemic, reduced customer volumes and the July 1, 2019 sale of the Financial Services Business, partially offset by decreases in expenses as a result of COVID-19 cash cost savings measures, the Project Catalyst cost reduction initiatives and lower SG&A expenses. The decrease in cash used for changes in operating assets and liabilities was primarily driven by a decrease in accounts receivable of $10.1 million for the nine months ended September 30, 2020 compared to an increase in accounts receivable of $31.6 million during the nine months ended September 30, 2019, largely driven by the timing of collections, a decrease in cash used for changes in operating assets and liabilities driven by $6.9 million of payments of sales tax accruals during the first quarter of 2019 and lower cash payments for annual incentive compensation bonuses in the first quarter of 2020 by $7.3 million. These decreases in cash used for changes in operating assets and liabilities were largely offset by the decrease in short-term investments in real estate of $39.9 million during the nine months ended September 30, 2019 related to the sale of the majority of the remaining BRS Inventory. During 2019, accounts receivable increased in part as a result of delays in receiving payments from Ocwen in connection with Ocwen’s transition to another mortgage servicing software platform. Operating cash flows can be negatively impacted because of the nature of some of our services and the mix of services provided. Certain services are performed immediately following or shortly after the referral, but the collection of the receivable does not occur until a specific event occurs (e.g., the foreclosure is complete, the REO asset is sold, etc.). Furthermore, lower margin services generate lower income and cash flows from operations. Consequently, our cash flows from operations may be negatively impacted when comparing one period to another.
Cash Flows from Investing Activities
Cash flows from investing activities for the nine months ended September 30, 2020 and 2019 consisted of additions to premises and equipment and proceeds from the sale of a business and, for the nine months ended September 30, 2019, proceeds from the sale of equity securities. Cash flows provided by investing activities were $0.8 million and $45.7 million for the nine months ended September 30, 2020 and 2019, respectively. The change in cash provided by investing activities was primarily driven by $38.0 million in net proceeds received from the sale of the Financial Services Business and $7.8 million in proceeds received from the sale of a portion of our investment in RESI common stock during the nine months ended September 30, 2019 and net proceeds of $3.3 million from the sale of the Financial Services Business received on the one year anniversary of the sale closing received during the nine months ended September 30, 2020.
Cash Flows from Financing Activities
Cash flows from financing activities for the nine months ended September 30, 2020 and 2019 primarily included payments of tax withholdings on issuance of restricted share units and restricted shares and distributions to non-controlling interests, and for the nine months ended September 30, 2019, included repayments of long-term debt, the purchase of treasury shares and proceeds from stock option exercises. Cash flows used in financing activities were $(2.5) million and $(61.3) million for the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020 and 2019, we made payments of $(1.5) million in each period to satisfy employee tax withholding obligations on the issuance of restricted share units and restricted shares. These payments were made to tax authorities, at the employees’ direction, to satisfy the employees’ tax obligations rather than issuing a portion of vested restricted share units and restricted shares to employees. In addition, during the nine months ended September 30, 2020 and 2019, we distributed $(1.0) million and $(2.0) million, respectively, to non-controlling interests. During the nine months ended September 30, 2019, we used $(44.8) million for repayments of long-term debt largely from proceeds received from the sales of the Financial Services Business and RESI shares and we used $(13.4) million to repurchase shares of our common stock.
Liquidity Requirements after September 30, 2020
Our significant future liquidity obligations primarily pertain to long-term debt interest expense under the Credit Agreement (see Liquidity section above) and lease payments. During the next 12 months, we expect to pay $14.7 million of interest expense (assuming no further principal repayments and the September 30, 2020 interest rate) under the Credit Agreement and make lease payments of $8.8 million.
We believe that our existing cash and cash equivalents balances and our anticipated cash flows from operations will be sufficient to meet our liquidity needs, including to fund required interest payments and lease payments, for the next 12 months.
Contractual Obligations, Commitments and Contingencies
For the nine months ended September 30, 2020, there were no significant changes to our contractual obligations from those identified in our Form 10-K for the fiscal year ended December 31, 2019 and this Form 10-Q, other than those that occur in the normal course of business. See Note 24 to the condensed consolidated financial statements.
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
Our critical accounting policies are described in the MD&A section of our Form 10-K for the year ended December 31, 2019 filed with the SEC on March 5, 2020. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2020.
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
Interest Rate Risk
As of September 30, 2020, the interest rate charged on the Term B Loan was 5.00%. The interest rate is calculated based on the Adjusted Eurodollar Rate (as defined in the senior secured term loan agreement) with a minimum floor of 1.00% plus 4.00%.
Based on the principal amount outstanding and the Adjusted Eurodollar Rate as of September 30, 2020, a one percentage point increase in the Eurodollar rate would increase our annual interest expense by approximately $2.9 million. There would be no decrease in our annual interest expense if there was a one percentage point decrease in the Eurodollar Rate, as a result of the 1.00% minimum floor.
Currency Exchange Risk
We are exposed to currency risk from potential changes in currency values of our non-United States dollar denominated expenses, assets, liabilities and cash flows. Our most significant currency exposure relates to the Indian rupee. Based on expenses incurred in Indian rupees for the third quarter of 2020, a one percentage point increase or decrease in value of the Indian rupee in relation to the United States dollar would increase or decrease our annual expenses by approximately $0.4 million.
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
As of September 30, 2020, an evaluation was conducted under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of September 30, 2020.
b)    Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases of shares of common stock during the three months ended September 30, 2020. On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock in the open market, subject to certain parameters, for a period of five years from the date of approval. As of September 30, 2020, the maximum number of shares that may be purchased under the repurchase program is 2.4 million shares of the Company’s common stock. In addition to the share repurchase program, during the three months ended September 30, 2020, 6,012 common shares were withheld from employees to satisfy tax withholding obligations that arose from the vesting of restricted shares.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1 *	Section 302 Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2 *	Section 302 Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1 *	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020 is formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and 2019; (iii) Condensed Consolidated Statements of Equity for the nine months ended September 30, 2020 and 2019; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019; and (v) Notes to Condensed Consolidated Financial Statements.

104 *	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

______________________________________
*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
(Registrant)

Date:	October 29, 2020	By:	/s/ Michelle D. Esterman
Michelle D. Esterman
Chief Financial Officer
(On behalf of the Registrant and as its Principal Financial Officer and Principal Accounting Officer)