Form 10-K
period 2020-12-31
Altisource Portfolio Solutions S.A.
filed 2021-03-11
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 1-34354

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
(Exact name of registrant as specified in its Charter)

Luxembourg	98-0554932
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
40, avenue Monterey
L-2163 Luxembourg
Grand Duchy of Luxembourg
(352) 27 61 49 00
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
Emerging growth company ☐
Indicate by check mark whether the registrant obtained an internal control over financial reporting (“ICFR”) auditor attestation. Yes ☑ No ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2020 was $168,425,446 based on the closing share price as quoted on the NASDAQ Global Select Market on that day and the assumption that all directors and executive officers of the Company are affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of March 5, 2021, there were 15,746,525 outstanding shares of the registrant’s common stock (excluding 9,666,223 shares held as treasury stock).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s Annual Meeting of Shareholders to be held on May 18, 2021 are incorporated by reference into Part III of this report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2020.

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
The Company operates with one reportable segment (total Company). Our principal revenue generating activities are as follows:
Core Businesses
Field Services
•Property preservation and inspection services and vendor management oversight software-as-a-service (“SaaS”) platform
Marketplace
•Hubzu® online real estate auction platform, real estate auction, real estate brokerage and asset management
•Equator®, a SaaS-based technology to manage real estate owned (“REO”), short sales, foreclosure, bankruptcy and eviction processes

Mortgage and Real Estate Solutions
•Mortgage loan fulfillment, certification and certification insurance services and technologies
•Title insurance (as an agent) and settlement services
•Real estate valuation services
•Residential and commercial construction inspection and risk mitigation services
•Management of the Best Partners Mortgage Cooperative, Inc., doing business as Lenders One® (“Lenders One”), mortgage banking cooperative
•Foreclosure trustee services
•Business services
Other Businesses
Earlier Stage Business
•Pointillist® customer journey analytics platform
Other
•Commercial loan servicing technology
•Financial Services business, including post-charge-off consumer debt, mortgage charge-off collection services and customer relationship management services (sold on July 1, 2019)
•Buy-Renovate-Lease-Sell (“BRS”) business (wound down in 2019)
•Residential loan servicing technologies, document management platform and information technology infrastructure management services (wound down in 2019 following Ocwen Financial Corporation’s (together with its subsidiaries, “Ocwen”) transition to another servicing platform)
•Owners.com® technology-enabled real estate brokerage and provider of related mortgage brokerage and title services (discontinued in the fourth quarter of 2019)
We classify revenue in three categories: service revenue, revenue from reimbursable expenses and non-controlling interests. In evaluating our performance, we focus on service revenue. Service revenue consists of amounts attributable to our fee-based services and sales of short-term investments in real estate (wound down in 2019). Reimbursable expenses and non-controlling interests are pass-through items for which we earn no margin. Reimbursable expenses consist of amounts we incur on behalf of our customers in performing our fee-based services that we pass directly on to our customers without a markup. Non-controlling interests represent the earnings of Lenders One. Lenders One is a mortgage cooperative managed, but not owned, by Altisource. The Lenders One members’ earnings are included in revenue and reduced from net income to arrive at net income attributable to Altisource.
2020 Highlights
Corporate and Financial
•Ended 2020 with $58.3 million of cash and cash equivalents
•Ended 2020 with $188.9 million of net debt
•Sold the Company’s remaining 3.5 million Front Yard Residential Corporation (“RESI”) shares for net proceeds of $46.6 million and used the net proceeds to repay a portion of our Senior Secured Term Loan
Business Highlights
•The Company’s 2020 financial performance was negatively impacted by:
◦Temporary servicer and government COVID-19 related measures to provide financial support to borrowers (i.e., foreclosure and eviction moratoriums and borrower forbearance plans), partially offset by growth in our origination business
◦One of Ocwen’s MSR investors directed it to transition field services, title and valuation referrals to that investor’s captive vendors; we believe the transition of these referrals is largely complete
•Service revenue from customers other than Ocwen, New Residential Investment Corp. (“NRZ”) and RESI grew by 9% in 2020 compared to 2019; this reflects 47% growth from our origination business, excluding our construction risk mitigation business that was impacted by the pandemic, partially offset by the negative impact of COVID-19 on our default business

•The Company’s customer base continues to develop and grow increasing the potential backlog of default related business which we anticipate will begin to be available to us in 2022 when we forecast that the default market returns to a more normal operating environment
•The Company has a robust unweighted sales pipeline of approximately $220 million
•To address lower revenue in the default business, the Company aggressively reduced cash costs and simplified the organization; cash costs (other than outside fees and services, severance and fourth quarter 2020 bonus accrual reversals) were $12 million lower in the fourth quarter 2020 compared to the fourth quarter 2019
Customers
Overview
Our customers include large financial institutions, government-sponsored enterprises (“GSEs”), banks, asset managers, servicers, investors, originators and correspondent lenders and mortgage bankers.
Customer Concentration
Ocwen
Ocwen is a residential mortgage loan servicer of mortgage servicing rights (“MSRs”) it owns, including those MSRs in which others have an economic interest, and a subservicer of MSRs owned by others.
During the year ended December 31, 2020, Ocwen was our largest customer, accounting for 54% of our total revenue. Ocwen purchases certain mortgage services from us under the terms of services agreements and amendments thereto (collectively, the “Ocwen Services Agreements”) with terms extending through August 2025. Certain of the Ocwen Services Agreements contain a “most favored nation” provision and also grant the parties the right to renegotiate pricing, among other things.
Revenue from Ocwen primarily consists of revenue earned from the loan portfolios serviced and subserviced by Ocwen when Ocwen engages us as the service provider, and revenue earned directly from Ocwen, pursuant to the Ocwen Services Agreements. For the years ended December 31, 2020, 2019 and 2018, we recognized revenue from Ocwen of $197.8 million, $362.7 million and $437.4 million, respectively. Revenue from Ocwen as a percentage of consolidated revenue was 54%, 56% and 52% for the years ended December 31, 2020, 2019 and 2018, respectively.
We earn additional revenue related to the portfolios serviced and subserviced by Ocwen when a party other than Ocwen or the MSR owner selects Altisource as the service provider. For the years ended December 31, 2020, 2019 and 2018, we recognized revenue of $23.8 million, $37.5 million and $47.1 million, respectively, related to the portfolios serviced by Ocwen when a party other than Ocwen or the MSR owner selected Altisource as the service provider. These amounts are not included in deriving revenue from Ocwen and revenue from Ocwen as a percentage of revenue discussed above.
In February 2019, Altisource and Ocwen entered into agreements that, among other things, facilitated Ocwen’s transition from REALServicing® and related technologies to another mortgage servicing software platform, establish a process for Ocwen to review and approve the assignment of one or more of our agreements to potential buyers of Altisource’s business lines, requiring Ocwen to use Altisource as service provider for certain service referrals totaling an amount equal to 100% of the applicable service referrals on certain portfolios plus an amount equal to not less than 90% of applicable service referrals from certain other portfolios (determined on a service by service basis), subject to certain additional restrictions and limitations, and affirm Altisource’s role as a strategic service provider to Ocwen through August 2025. In connection with these agreements, Altisource expressly preserved and did not waive any of its existing contractual rights relating to service referrals, other than with respect to Ocwen transitioning from the REALServicing and related technologies. If Altisource fails certain performance standards for specified periods of time, then Ocwen may terminate Altisource as a provider for the applicable service(s), subject to certain limitations and Altisource’s right to cure. Ocwen’s transition to another mortgage servicing platform was completed during 2019.
During the second quarter of 2020, Ocwen informed us that an MSR investor instructed Ocwen to use a field services provider other than Altisource on properties associated with certain MSRs. Based upon the impacted portfolios to date and the designated service provider, Altisource believes that Ocwen received these directions from NRZ. We believe Ocwen commenced using another field services provider for these properties in July 2020 and continued to transition services during the third quarter of 2020. We believe that the transition to the replacement field service provider was largely completed as of September 30, 2020. We estimate that $70.1 million, $150.2 million and $171.0 million of service revenue from Ocwen for the years ended December 31, 2020, 2019 and 2018, respectively, was derived from Field Services referrals from the NRZ portfolios. Ocwen also communicated to Altisource in the fourth quarter of 2020 that the same investor instructed Ocwen to use a provider for default valuations and certain default title services other than Altisource on properties associated with such certain MSRs and commenced moving these referrals to other service providers in the fourth quarter of 2020. We anticipate that the transition of such default valuations and title services will continue during the course of 2021. We estimate that $18.2 million, $33.2 million and $40.1 million of service revenue from Ocwen for the years ended December 31, 2020, 2019 and 2018, respectively, was derived from default valuations and title services referrals from the NRZ portfolios. Altisource believes that any action taken by Ocwen to redirect these service referrals breaches Altisource's agreement with Ocwen. We are currently in discussions with Ocwen to address this matter, and have reserved all of our rights with respect to this matter.
To address the reduction in revenue, Altisource is undertaking several measures to further reduce its cost structure and strengthen its operations.
As of December 31, 2020, accounts receivable from Ocwen totaled $5.9 million, $5.1 million of which was billed and $0.8 million of which was unbilled. As of December 31, 2019, accounts receivable from Ocwen totaled $19.1 million, $15.7 million of which was billed and $3.4 million of which was unbilled.
NRZ
NRZ is a real estate investment trust that invests in and manages investments primarily related to residential real estate, including MSRs and excess MSRs.
Ocwen has disclosed that NRZ is its largest client. As of December 31, 2020, NRZ MSRs or rights to MSRs relating to approximately 36% of loans serviced and subserviced by Ocwen (measured in unpaid principal balance (“UPB”)). In July 2017 and January 2018, Ocwen and NRZ entered into a series of agreements pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer from Ocwen to NRZ of Ocwen’s legal title to certain of its MSRs (the “Subject MSRs”) and under which Ocwen will subservice mortgage loans underlying the MSRs for an initial term of five years, subject to early termination rights.
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
For the years ended December 31, 2020, 2019 and 2018, we recognized revenue from NRZ of $8.6 million, $12.5 million and $28.7 million, respectively, under the Brokerage Agreement. For the years ended December 31, 2020, 2019 and 2018, we recognized additional revenue of $35.1 million, $60.0 million and $83.6 million, respectively, relating to the Subject MSRs when a party other than NRZ selects Altisource as the service provider.
Other
Our services are provided to customers predominantly located in the United States.
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
Our primary sales and marketing focus areas are to:
•Expand relationships with existing customers by cross-selling additional services and growing the volume of existing services we provide. We believe our customer relationships represent meaningful growth opportunities for us; and
•Develop new customer relationships by leveraging our comprehensive suite of services, performance and controls. We believe there are meaningful growth opportunities to sell our suite of services to new customers.

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
As of December 31, 2020, we have been awarded two patents that expire in 2023, one patent that expires in 2024, eight patents that expire in 2025, three patents that expire in 2026, two patents that expire in 2029, one patent that expires in 2030 and one patent that expires in 2036. In addition, we have registered trademarks in a number of jurisdictions including the United States, the European Union (“EU”), India and nine other jurisdictions. These trademarks generally can be renewed indefinitely, provided they are being used in commerce.
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
Market and Competition
We sell our suite of services to mortgage servicers, mortgage originators, GSEs, buyers and sellers of homes for investment use and financial services firms. The mortgage and real estate markets are very large and are influenced by macroeconomic factors such as credit availability, interest rates, home prices, inflation, unemployment rates, consumer confidence and, in 2020, the global COVID-19 pandemic.
The markets to provide services for mortgage servicers and mortgage originators are highly competitive and generally consist of national companies, in-house providers and a large number of regional and local providers. We typically compete based upon product and service awareness and offerings, product performance and service delivery, quality and control environment, technology integration and support, price and financial strength.
The markets to provide services for buyers and sellers of homes for investment are highly competitive and generally consist of several national companies, a large number of regional and local providers and start-up companies. We typically compete based upon product and service awareness and offerings, product performance and service delivery, ease of transacting, price and personal service.
Our competitors may have greater financial resources, brand recognition, alternative or disruptive products and technology and other competitive advantages. We cannot determine our market share with certainty, but believe for mortgage servicers we have a modest share of the market, and for the others we have a relatively small market share.
Human Capital:
Every day at Altisource, our global team across four different continents works together to provide industry-leading services and solutions to our clients. We consider our diverse workforce as a key differentiator for our business. The following sections describe some of the key elements of one of our greatest assets, our human capital.

Culture
We function by a set of core values communicated to our employees by management and available on our website. The following core values, which are regularly referenced in our employee communications, guide the conduct of Altisource and its employees:
•Act With Integrity - Exhibit unwavering integrity, compliance and ethical conduct at all times
•Energize People - Enable exceptional people to inspire their teams and drive results
•Empower Innovation - Reward the relentless creation of innovative and compliant solutions to achieve our mission and generate value for our customers
•Exceed Customer Expectations - Deliver best-in-class results and customer service
•Win as a Team - Embrace the passion, energy and power of our global teams to win as “One-Altisource”
•Enrich Communities - Create positive impacts for the communities where we live and serve
We adjusted our social and environmental engagement efforts in 2020 in response to the difficulties presented by COVID-19 pandemic. We undertook many successful community support initiatives including our participation in the “National Wreaths Across America” and the “Toys for Tots” programs to give presents to children across the United States, food donations to soup kitchens in Uruguay and providing “Happiness Kits” to underprivileged children in India.
We also sought to play our part in addressing climate change. During 2020, we continued with programs to reduce waste, and paper, energy and water consumption. In 2021 we intend to continue to assess our real estate portfolio, telecommuting and transport programs to further reduce our impact on the environment, including as employees potentially return from remote work arrangements.
Workforce and Diversity
Given the nature of our business, our global workforce consists of various diverse talent groups. The majority of our employees support our mortgage default-related and originations services. We also have a significant number of technology employees developing and maintaining our technology enabled solutions. In the United States, in addition to supporting operations, a number of our employees fill roles that require professional licenses and work in the product, sales and marketing, and corporate functions. The India workforce primarily comprises the operations teams supporting operations, technology, and corporate functions, while Uruguay supports several of the corporate functions. The executive management team is mostly based out of Luxembourg, our headquarters.
As of December 31, 2020, we employed 2,726 employees across four continents:
•North America, United States: 697 employees
◦50% female / 50% male
•Asia, India: 1,945 employees
◦30% female / 70% male
•South America, Uruguay: 74 employees
◦69% female / 31% male
•Europe, Luxembourg: 10 employees
◦40% female / 60% male
In the United States, 50% of the workforce self-identifies as members of an ethnic minority group. We believe that our globally diverse, inclusive, and collaborative workforce makes us a more innovative and creative company. We are an equal opportunity employer and prohibit any form of unlawful discrimination or harassment. At Altisource, everyone is valued and appreciated for their distinct contributions to the growth and sustainability of our business.
Hiring Practices
At Altisource, we believe in hiring the best talent, empowering our people and encouraging them to deliver their best. Globally our recruiting conversion rate (initial screening to hire) is approximately 5%. Our hiring process comprises of a mix of assessments and interviews, which help us hire the best candidates who are likely to succeed in our organization. In 2020, we added 922 talented professionals to our global workforce. We also place a strong emphasis on internal development and promotion, as well as encouraging mobility within our internal talent. In 2020, 27% of our open positions were filled internally.
We leverage social and networking platforms to identify and engage with key talent for critical and senior positions. We use Altisource talent communities where we can engage inquiring candidates to share information about our Company and accept profiles for future opportunities. For our entry level roles, where we hire in volumes, we often run campaigns on job portals, engage with universities, use career-service platforms and host virtual or walk-in interviews. We may adjust our talent acquisition strategies according to the cultural and social norms of the applicable geographies in which we operate.
People Practices
Our people practices aim to develop our workforce and retain high performers. We maintain various touchpoints along the employee life cycle to support our employees and improve their experiences. At an overall level in 2020, we successfully retained 72% of our workforce, which included the retention of 85% of employees deemed high performers. However, our originations business witnessed significantly higher turnover in 2020 compared to the Companywide average, primarily driven by a highly competitive employment market for experienced originations professionals in the United States and India. Our human resources team partnered with the business to implement measures designed to improve retention rates and develop a steady talent pipeline to meet business requirements for the origination businesses.
We also developed processes in 2020 to adapt to remote working arrangements, including efforts aimed at maintaining employee engagement. We emphasized virtual engagement activities through the year, created virtual recognition forums for our employees and are currently working on further improving our employee experience in a remote environment.
We emphasize employee development and training. Each of our employees invested on average 40 hours in training in 2020, generally including a mix of functional, compliance and behavioral learning programs. We believe that our structured training programs help our employees to acquire and maintain the skills necessary to be effective in their roles. A key focus area for 2021 is to help our employees to improve their work performance in a remote work environment.
We also conduct regular talent review and succession planning exercises that help us identify and develop key talent and to create plans to mitigate potential succession gaps. In 2020, we conducted a detailed succession planning exercise covering several critical roles.
Compensation and Benefits
Our compensation practices strive to attract, retain, motivate, and reward employees to drive performance.
We generally position our compensation levels to the mid-point of the market; however, we may adjust our compensation above the mid-point in response to applicable market conditions or to attract critical resources as may be needed. In 2020, owing to high demand for residential mortgage originations skills, we implemented significant increases in compensation for origination roles in an effort to maintain market competitiveness.
Incentives are a key component of our compensation structure. The incentive plans vary for different businesses and help us drive performance. Our incentive structure primarily comprises of:
•Annual incentives for most of the employees in a managerial role, linked to tangible annual scorecards which are comprised of defined financial goals specific to the Company and/or their respective businesses as well as the employees’ individual performance against pre-established metrics
•Quarterly or annual incentive plan for our sales employees, linked to defined performance and long-term value add metrics
•Monthly or quarterly incentives for our associates in operations, mainly linked to defined production, productivity, quality and compliance metrics
Most of the employees in managerial roles receive a part of their annual incentive in Restricted Stock Units (“RSUs”). The composition of the incentives is determined by the Compensation Committee of our Board of Directors, with the equity component generally constituting between 25% and 40% of the total value of the incentive, depending on the level of the employee, with the Compensation Committee retaining the discretion to increase the equity component up to 100% of the value of the incentive. Employees at senior levels generally receive a larger portion of their incentives in equity. We believe that this methodology helps align the interests of our management level employees with the interests of our shareholders on long term value creation.
Apart from our annual incentive plans, we also employ long-term incentive plans for certain senior executives. Our long-term incentives are primarily comprised of:
•Service-based awards to encourage retention, linked to achieving minimum performance goals. These awards generally vest over three to four year periods with vesting in equal annual installments.
•Performance-Based Awards. These awards generally vest if certain specific financial measures are achieved; generally one-third vests on each anniversary of the grant date or the awards cliff-vest on the third anniversary of the grant date. The number of performance-based restricted shares and restricted share units that may vest will be based on the level of achievement, as specified in the award agreements. If the performance criteria achieved is above certain financial performance levels, participants have the opportunity to vest in up to 150% of the restricted share unit award for certain awards. If the performance criteria achieved is below a certain thresholds, the award is canceled.
•Performance-Based and Market-Based Awards. These awards generally vest if certain specific financial measures are achieved and if certain specific market conditions are achieved (i.e., Total Shareholder Return (“TSR”) compared against the Russell 3000 stock market index). If the performance criteria achieved is above certain financial performance levels and Altisource’s share performance is above certain established criteria, participants have the opportunity to vest in up to 300% of the restricted share unit award for certain awards. If the performance criteria or the market criteria is below certain thresholds, the award is canceled. We believe that the design of the performance-based award and market-based award, incentivizes the leadership team to focus on the long-term value creation for shareholders and other stakeholders.
Our employee benefit programs are customized for each geography. We regularly benchmark our plans to remain competitive.
Impact of COVID-19 Pandemic
Employee health and well-being is critical for us and we are committed to supporting our employees through the COVID-19 pandemic. As part of this support, we ensure our employees in the United States and India have health coverage to help address medical costs related to the treatment of COVID-19. Our employees in other countries are covered by their local applicable social security or health programs. We also provide time off to those employees who are diagnosed with the virus.
Driven by health considerations, as well as local regulations, we temporarily converted most of our workforce to remote out-of-office work arrangements beginning in March 2020. As of December 31, 2020, most of our workforce continued to work remotely, except for a small number of employees who work at our facilities due to client requirements or other requirements related to their job duties.
To provide a safe working environment for our employees who continue to work from our facilities in the United States, we introduced safety measures in line with the United States Centers for Disease Control (CDC) and Prevention guidelines. For our employees who continue to work from our facilities in India, we defined safety measures in line with the guidelines provided by the regulatory bodies of the central and state governments and the local municipal corporations. We intend to continue reviewing our safety measures and recommendations from the relevant authorities as we consider the return of employees to our facilities.
We believe the remote workforce model has allowed us to continue operations without interruption or a significant impact to productivity. We expect the current remote workforce model to continue for most employees until the threat of the COVID-19 pandemic is substantially reduced. As the COVID-19 pandemic progresses, we will continue to assess its impact on our operations and may adjust our working model to respond to changing circumstances.
We undertook several workforce related initiatives in 2020 in response to declines in our default-related businesses as a result of the COVID-19 pandemic and one of the investors of our largest customer instructing our customer to redirect certain referral from us to the investor’s captive service provider. These cost reduction measures included workforce reductions across our operations, employee furloughs and temporary compensation reductions for most of our United States and Luxembourg employees, senior management and independent directors. As of December 31, 2020, our workforce was 17% lower than our workforce as of January 1, 2020. Our workforce compensation was reinstated between June and October, with the compensation of senior management being reinstated in October. The cash compensation of our independent directors remains reduced to 80% of the pre-reduction compensation.
We provided notice of further workforce reductions in February 2021 in response to certain measures and announcements from the federal government regarding the extension and expansion of the national foreclosure and eviction moratoriums, and the anticipated continued impact to our default related businesses. This reduction will impact approximately 8% of our global workforce through the first two quarters of 2021.
Seasonality
Certain of our revenues can be impacted by seasonality. More specifically, revenues from property sales, loan originations and certain property preservation services in Field Services typically tend to be at their lowest level during the fall and winter months and at their highest level during the spring and summer months.

Government Regulation
Our business and the business of our customers are or may be subject to extensive scrutiny and regulation by federal, state and local governmental authorities including the Federal Trade Commission (“FTC”), the Consumer Financial Protection Bureau (“CFPB”), the Securities and Exchange Commission (“SEC”), the Department of Housing and Urban Development (“HUD”), various federal and state banking, financial and consumer regulators and the state and local agencies that license or oversee certain of our auction, real estate brokerage, mortgage and debt collection services, trustee services, mortgage origination underwriter and broker services, property management services and insurance services. We also must comply with a number of federal, state and local laws, which may include, among others:
•the Americans with Disabilities Act (“ADA”);
•the Bank Secrecy Act;
•the California Consumer Privacy Act (“CCPA”);
•the California Homeowner Bill of Rights (“CHBR”);
•the California Privacy Rights Act;
•the Controlling the Assault of Non-Solicited Pornography And Marketing Act (“CAN-SPAM”);
•the Equal Credit Opportunity Act (“ECOA”);
•the Fair and Accurate Credit Transactions Act (“FACTA”);
•the Fair Credit Reporting Act (“FCRA”);
•the Fair Housing Act;
•the Federal Trade Commission Act (“FTC Act”);
•the Gramm-Leach-Bliley Act (“GLBA”);
•the Home Affordable Refinance Program (“HARP”);
•the Home Mortgage Disclosure Act (“HMDA”);
•the Home Ownership and Equity Protection Act (“HOEPA”);
•the National Housing Act;
•the New York Real Property Actions and Proceedings Law (“RPAPL”);
•the Real Estate Settlement Procedures Act (“RESPA”);
•the Secure and Fair Enforcement for Mortgage Licensing (“SAFE”) Act;
•the Servicemembers Civil Relief Act (“SCRA”);
•the Telephone Consumer Protection Act (“TCPA”);
•the Truth in Lending Act (“TILA”); and
•Unfair, Deceptive or Abusive Acts and Practices statutes (“UDAAP”).
We are also subject to the requirements of the Foreign Corrupt Practices Act (“FCPA”) and comparable foreign laws, due to our activities in foreign jurisdictions.
In addition to federal and state laws regarding privacy and data security, we are also subject to data protection laws in the countries in which we operate. Additionally, certain of our entities are or may be subject to the EU General Data Protection Regulation (“GDPR”).
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
We may be subject to licensing and regulation as a provider of certain services including, among others, services as a mortgage origination underwriter, mortgage broker, valuation provider, appraisal management company, asset manager, property inspection and preservation provider, title insurance agent, insurance broker and underwriter, real estate broker, auctioneer and foreclosure trustee in a number of jurisdictions. Our employees and subsidiaries may be required to be licensed by or registered with various jurisdictions for the particular type of service sold or provided and to participate in regular continuing education programs. Periodically, we are subject to audits, examinations and investigations by federal, state and local governmental authorities and receive subpoenas, civil investigative demands or other requests for information from such governmental authorities in connection with their regulatory or investigative authority. Due to the inherent uncertainty of such actions, it is often difficult to predict the potential outcome or estimate any potential financial impact in connection with any such inquiries.
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
ITEM 1A.    RISK FACTORS
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below address the most materials risks, of which we are currently aware but are not the only ones we face. Therefore, the following risk factors should not be considered a complete list of potential risks that we may face.
Any risk factor described in this Annual Report on Form 10-K or in any of our other SEC filings, or any risk not currently known to us or that we currently anticipate to be immaterial may, by itself, or together with other factors, materially adversely affect our business, reputation, prospects, competitive position, liquidity, results of operations, capital position or financial condition, including by materially increasing our expenses or decreasing our revenues, which could result in material losses. If any of these risks occur, the trading price of our common stock could decline, and investors could lose all or part of their investment.
While insurance coverage may be applicable to help address certain risks that may crystalize, recovery pursuant to our insurance policies may not be available, and available insurance may be insufficient to compensate for damages, expenses, fines, penalties, and other losses we may incur as a result of these and other risks.
In this ITEM 1A, unless the context otherwise clearly indicates, references to our “services” include any services, products or solutions provided, or made available, by us.
Risks Related to the COVID-19 Pandemic
We face certain risks related to the COVID-19 pandemic and the measures taken to prevent its spread. The COVID-19 pandemic continues to have a profound impact on our business, our customers, the industries in which we operate, and the societies and economies in which we conduct our business and operations. We anticipate that we will continue to experience the impacts of the COVID-19 pandemic through at least the 2021 calendar year and beyond. The extent and duration of the impact of the COVID-19 pandemic and governmental, mortgage servicer, mortgage investor and societal responses will depend on future developments, including the duration and severity of the pandemic, which remain highly uncertain. As a result, it is difficult to predict the impact on our business. Further, as a result of interruptions caused by the pandemic and responses to the pandemic by our customers’, various governmental bodies and mortgage investors:
•We may not be able to maintain a stable workforce or operate our workforce and facilities in an efficient or productive manner as we respond to changes caused by the COVID-19 pandemic, restrictions on services or work that may be performed, restrictions on workforce reductions, facility closures or remote work arrangements, or mandates from governments or public health authorities, particularly with respect to our services that require travel or an on-site presence.
•The demand for our services and our vendors’ ability to provide services in a timely and cost-effective fashion may be negatively impacted, which could result in a reduction in our revenue and/or an increase in our costs. For example, foreclosure and REO referrals may be impacted by foreclosure and eviction moratoriums. In addition, certain of our field services offerings may be precluded by government orders limiting the performance of non-essential services or become difficult to fulfill due to our field vendors’ reluctance to perform services, especially services that are not clearly specified by authorities as essential or those that present the potential for human contact.
•We may need to seek alternate vendors or suppliers as existing vendors and suppliers may be unable to timely and cost effectively provide services. This may disrupt our operations, negatively impact our ability to provide services, and may be more expensive. If we are not able to obtain or contract with alternate vendors or suppliers our operations would be negatively impacted. In addition, our customers or consumers may be unwilling to interact with our employees or vendors, or visit properties related to our services, which may impact our ability to provide such services.
Volatile or uncertain economic conditions caused by the COVID-19 pandemic, or its consequences, have and may continue to affect our customers and the markets we serve, causing customers to reduce, defer or eliminate spending on our services.
Our compliance with work from home, business closure, shelter in place and other similar regulations may impose additional costs on us and could negatively impact our control environment or create additional risks for our business, including increasing our risk for cybersecurity breaches or failures.
We have transitioned a significant portion of our workforce to work remotely to protect the health and safety of our workforce and customers and, in certain instances, in response to government actions. We are not able to anticipate the potential duration of remote work arrangements necessitated by the COVID-19 pandemic. We may incur significant costs associated with such work arrangements. Further, our business continuity plans in the face of remote working and other adjustments to business may not be sufficient to address business interruptions or a global pandemic of COVID-19's scale and magnitude, or may not be implemented on a timely or error free basis in response to changes, resulting in negative operational impacts and errors.
Employing a remote work environment could decrease employee productivity, including due to a lower level of employee oversight, distraction caused by the pandemic and its impact on daily life, employee health conditions or illnesses, employees acting as caregivers, disruption due to home schooling and child care obligations, use of slower residential Internet connections, the instability, inadequacy or unavailability of our network, or unstable electrical services or unreliable Internet access. We also may face increased data privacy and security risks resulting from the use of non-Altisource networks to access information and to provide services. Additional risks to our systems and data, and customer, vendor and/or borrower data are presented by increased phishing activities targeting employees, vendors and counterparties in transactions, the possibility of attacks on our systems or systems of employees working remotely as well as by decreased supervision or monitoring of employees. Remote work arrangements could also negatively impact certain controls, such as our financial reporting systems, internal control over financial reporting and disclosure controls and procedures. If we do face a reduction in productivity, data privacy or cybersecurity failures or breaches, or issues with our controls, we may incur additional costs to address such issues and our financial condition and results may be adversely impacted.
We may be subject to legal claims from customers, employees and other third parties as a result of the response to COVID-19, including contractual breach claims and personal injury claims.
Interruptions caused by the pandemic and our, our customers’ and various governmental bodies’ responses to the pandemic could adversely impact our ability to comply with various legal and contractual obligations, including service level agreements and performance standards in our revenue agreements, restoration obligations in our leases, and obligations to perform or use services in pre-approved locations, whether as a result of an inability to staff personnel for certain services in appropriate locations or as a result of compliance with various imposed regulations. Some of our agreements may not contain force majeure clauses or similar provisions that would sufficiently excuse any non-performance due to the pandemic. Accordingly, counterparties to these contracts may assert that we have breached these contracts and caused damages. Even if our agreements contain force majeure clauses or similar provisions, our customers may dispute that such provisions are applicable to excuse our failures to perform. In such cases, we could face additional costs, penalties, fee reductions, an exercise of termination rights, legal claims and liabilities.
Further, we could face legal claims from employees, contractors, vendors, borrowers or other individuals who claim to have been exposed to and contracted the COVID-19 virus as a result of our failure to comply with legal or hygiene requirements related to COVID-19 in the provision of our services.

If we face claims under contracts or claims from employees, contractors, vendors, borrowers or others our insurance coverage may not be applicable to, or sufficient to cover, all claims, costs, and damages we incur, which would result in us bearing these costs.
The COVID-19 pandemic and its ramifications could further aggravate, accelerate, or precipitate any of the risk factors discussed below.
Risks Related to Our Business and Operations
We earn the majority of our revenue in connection with providing services to two customers.
The majority of our revenue is earned from providing services to Ocwen and NRZ. If either party substantially reduces the scope or volume of services acquired from us, or otherwise ceases using us as a vendor, it would negatively impact our business. In addition, providing services to these customers affords us the opportunity to provide certain services to third parties. For example, we may have the opportunity to earn commissions or fees from, or we may be able to provide on-line auction services, title insurance and escrow services, or other services to, buyers on certain real estate transactions, and the loss of these customers would also result in the loss of these additional revenue streams.
Customer concentration exposes us to concentrated credit risk, as a significant portion of our accounts receivable may be from one or both of these customers.
If the characteristics of the portfolios of properties on which we provide services for either of these customers were to significantly change, for example to become more rural or lower value, this could impact the type and volume of services that we provide, increase our costs of doing business, or reduce the value of commissions or fees we earn.
Our business concentration or relationships with these two customers may be viewed as a risk or otherwise negatively by other customers or potential customers, impeding our efforts to retain customers or obtain new customers.
Changes that reduce or limit the use of online default real estate auctions or otherwise reduce the volume or rate of success of such auctions can negatively impact our auction marketplace, real estate brokerage and related default services.
Governmental, GSE, servicer or investor actions or action by others that restrict online real estate auctions (foreclosure and REO), or direct the use of auction providers other than us, could negatively impact demand for our auction marketplace, real estate brokerage and related services, and negatively impact our ability to meet certain contractual performance metrics, including those related to aging of assets, time on market and sale price compared to valuation. If we fail to satisfy applicable performance metrics or perform in a manner satisfactory to our customers, such customers may reduce the services they acquire from us or otherwise terminate us as a provider.
We entered into a Cooperative Brokerage Agreement with NRZ’s licensed brokerage subsidiary. If the agreement is terminated, or if there is a significant reduction in the volume of services that we provide pursuant to such agreement, our business and results of operations could be adversely affected.
On August 28, 2017, Altisource, through its licensed subsidiaries, entered into the Brokerage Agreement with NRZ which extends through August 2025. Under this agreement and related amendments, Altisource is the exclusive provider of brokerage services for REO associated with the certain MSRs, irrespective of the subservicer, as long as NRZ owns such MSRs. The Brokerage Agreement may be terminated by NRZ upon the occurrence of certain specified events. Termination events include, but are not limited to, a breach of the terms of the Brokerage Agreement (including, without limitation, the failure to meet performance standards and non-compliance with law in a material respect), the failure to maintain licenses which failure materially prevents performance of the contract, regulatory allegations of non-compliance resulting in an adversarial proceeding against NRZ, voluntary or involuntary bankruptcy, appointment of a receiver, disclosure in a Form 10-K or Form 10-Q that there is significant uncertainty about Altisource’s ability to continue as a going concern, failure to maintain a specified level of cash and an unapproved change of control. If any one of these termination events occurs and the Brokerage Agreement is terminated, this could have an adverse impact on business and results of operations.
In addition, NRZ operational changes or other actions that reduce the number of properties converting to REO status could: (i) reduce the volume of services that we provide on the applicable MSRs pursuant to our agreements with Ocwen, and (ii) reduce the volume of services that we provide pursuant to the Brokerage Agreement.
Technology disruptions, failures, defects or inadequacies, delays or difficulties in implementing software or hardware changes, acts of vandalism or the introduction of harmful code could damage our business operations and increase our costs.
We rely on critical technology to provide certain of our services. We rely on our proprietary technology in our Hubzu real estate marketing, Equator, Trelix Connect, Vendorly and other platforms. We leverage third party technology to provide certain of our services, including using third party order management and billing technology in our default businesses, and using third party technology to access data or take actions, such as governmental filings, and externally hosted and managed data centers and operating environments. Disruptions, failures, defects or inadequacies in our technology or third party technology or related services we utilize, delays or errors in developing of our technology, or acts of vandalism, misuse or malicious use of our solutions, system attacks or the introduction of malicious code in technology we utilize, may interrupt or delay our ability to provide products or services to our customers, impact our ability to satisfy performance requirements, or cause the loss, corruption or disclosure of data. We may be a particular target for network hackers or others with malicious intent due to our storage and processing of consumer information as part of providing our services or as a result of operating public-facing technology platforms, including, for example, our Hubzu marketing platform. Any sustained and repeated disruptions in these services may have an adverse impact on our and our customers’ business and results of operations and, in the case of acts of vandalism or introduction of harmful code, could necessitate improvements to our physical and cybersecurity practices that may require an investment of money, time and resources.
Many of our services and processes require effective interoperation with internal and external technology platforms and services, and failures in such interoperation could have a negative impact on our operations and the operations of our customers.
Further, our customers may require changes and improvements to the systems we provide to them to manage the volume and complexity, laws or regulations of their businesses, or to interoperate with other systems, which changes and improvements may be unfeasible, unsuccessful, costly or time-consuming to implement or may create disruptions in our provision of services to customers. Our customers may refuse to agree to modifications to technology or infrastructure that we provide to them or that interoperate with the technology or infrastructure we provide to them that we may believe are desirable to improve the reliability, performance, efficiency and/or cost in delivering. Additionally, the improper implementation or use of Altisource technology, such as Equator, by customers could adversely impact the operation of that technology, and potentially cause harm to our reputation, loss of customers, negative publicity or exposure to liability claims or government investigations or actions.
We depend on our ability to use services, products, data and infrastructure provided by third parties to maintain and grow our businesses.
We rely on certain third parties to provide services, products and solutions including certain data, infrastructure, technology, systems and functionality including a third party hosted and managed data center and operating environment (collectively, “Technologies”) critical to our services, including our Hubzu real estate marketing, Equator, TrelixTM Connect, Vendorly®, RentRange® and other solutions. The failure of such third parties to provide or make available the Technologies in accordance with applicable requirements could negatively impact our ability to provide our services or perform transactions and to meet our obligations. In addition, these third parties could cease providing or reduce the availability, type, details or other aspects of the Technologies, and change the pricing, performance or functionality of the Technologies. If such Technologies become unavailable or too expensive and we are unable to obtain suitable alternatives and efficiently and effectively integrate these alternatives into our service offerings or infrastructure, we could experience service disruptions, increased costs and reduced quality of our services.
The Company’s databases contain our proprietary information, the proprietary information of third parties and personal information of our customers, consumers, vendors and employees. Our failure to comply with applicable information management requirements or best practices, or the unauthorized disclosure of information, could subject us to adverse publicity, investigations, fines, costly government enforcement actions or private litigation and expenses.
As part of our business we collect, store, process, transfer and dispose in tangible and electronic forms customer, consumer, vendor and employee personal information (“PI”). We and our vendors rely on processes that are intended to provide necessary notices regarding the collection, storage, processing and destruction of PI, and to permit subjects to exercise their legal rights concerning their PI in our possession. If those processes are not sufficient, we or our vendors may fail to comply with applicable requirements concerning PI. In addition, we rely on the security of our facilities, networks, databases, systems and processes and, in certain circumstances, third parties, such as vendors, to protect PI. If our controls and those of our customers or vendors are not effective, are outdated or do not exist, or if we fail to detect or respond to attacks or intrusions, unauthorized parties may gain access to our networks or databases or information, or those of our customers or vendors with which we interconnect or share information, and they may be able to steal, publish, delete, or modify PI. In addition, employees may intentionally or inadvertently cause data or security breaches that result in unauthorized release of such PI. Further, our efforts to delete or destroy PI may not be consistent with our disclosed policies or may not be successful, resulting in the theft or unintentional disclosure of PI, including when disposing of media on which PI may be stored. In such circumstances, our business could be harmed and we could be liable to our customers, employees or vendors, or to regulators, consumers or other parties, as well as be subject to notification requirements or regulatory or other actions for breaching applicable laws or failing to adequately protect such information. This could result in costly investigations and litigation, civil or criminal penalties, large scale remediation requirements, operational changes or other response measures, significant penalties, fines, settlements, costs, consent orders, loss of consumer confidence in our security measures and negative publicity.

The insurance underwriting loss limitation methods we use could fail.
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
Under certain material agreements that we are currently a party to or may enter into in the future, the formation by shareholders of Altisource of a “group” with ownership of Altisource capital stock exceeding a defined percentage may give rise to a termination event or an event of default.
Under certain of our material agreements a change of control would be deemed to occur if, among other things, a “group” (as that term is used in Sections 13(d) and 14(d) of the Exchange Act) is formed by shareholders holding beneficial ownership of a defined percentage of the combined voting power or economic interest of our capital stock. The Brokerage Agreement with NRZ’s licensed brokerage subsidiary contains a similar provision, and we may enter into material agreements in the future that contain similar provisions. The formation of a “group” could occur without the involvement of or input by us, and we are not in a position to prevent such an event from occurring. Such a change of control could constitute a termination event or an event of default under these agreements.
We rely on third party vendors for many aspects of our business. If our vendor oversight activities are ineffective, we may fail to meet customer or regulatory requirements. We may face difficulties sourcing required vendors or managing our relationships with third party vendors.
We rely on third party vendors to provide goods and services in relation to many aspects of our operations, including certain providers of web-based services or software as services. Our dependence on these vendors makes our operations vulnerable to the unavailability of such third parties, the pricing and quality of services offered by such third parties, solvency of those third parties and such third parties’ failure to perform adequately under our agreements with them. In addition, where a vendor provides services that we are required to provide under a contract with a customer, we are generally responsible for such performance and could be held accountable by the customer for any failure of performance by our vendors. If our vendor sourcing efforts are not effective or if we are otherwise not able to secure an appropriate supply and quality of vendors and services, or if vendors are prohibited or prevented from performing the services or providing the products for which we contract, including as the result of restrictions imposed by state or local governments or health departments, we may be unable to provide services or compliant services. If our vendor oversight activities are ineffective or if a vendor fails to provide the services that we require or expect, or fails to meet contractual requirements, such as service levels or compliance with applicable laws, the failure could negatively impact our business by adversely affecting our ability to serve our customers or subjecting us to litigation and regulatory risk for ineffective vendor oversight. Furthermore, the failure to obtain services at anticipated pricing could impact our cost structure and the prices of services we provide. In addition, Altisource may be contractually required by its customers or by applicable regulations to oversee its vendors and document procedures performed to demonstrate that oversight. If we fail to meet such customer or regulatory requirements, or we face difficulties managing our relationships with third party vendors, we may lose customers or may no longer be granted referrals for certain services or could be subject to adverse regulatory action.
We make extensive use of contractors in certain of our lines of business. If we are required to reclassify contractors as employees, we may incur fines and penalties and additional costs and taxes.
A significant number of contractors provide services in our operations for whom we do not pay or withhold any federal, state or local employment tax or provide employee benefits. These contractors may be retained by us or retained by vendors providing services to us. There are a number of tests used in determining whether an individual is an employee or a contractor. There can be no assurance that legislative, judicial or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change, or at least challenge, the classification of our contractors. Although we believe we have properly classified our contractors, and require our vendors to property classify contractors used in connection with providing services to us, the United States Internal Revenue Service or other United States federal or state authorities or similar authorities of a foreign government may determine that we or our vendors have misclassified our contractors for employment tax or other purposes and, as a result, seek additional taxes from us, require us to pay certain compensation or benefits to wrongly classified employees, or attempt to impose fines or penalties. In addition, contractors may assert claims that they are our employees and seek to recover compensation, benefits, damages and penalties from us. If we are required to pay employer taxes, pay backup withholding compensation, benefits, damages or penalties with respect to prior periods with respect to or on behalf of our contractors or those of our vendors, our operating costs will increase.
We could have conflicts of interest with Ocwen, NRZ, and/or certain of our shareholders, members of management, employees and members of our Board of Directors, which may be resolved in a manner adverse to us.
We have significant business relationships with and provide services to Ocwen and to NRZ. Certain members of our management and independent members of our Board of Directors (or entities affiliated with such Board of Directors members) have direct or beneficial equity interests in Ocwen or in NRZ, including in one instance, equity interests in Ocwen (slightly less than 10%) and Altisource (approximately 24%) as well as debt of both of these parties, and equity interests in NRZ (less than 1%). Such interests could create, or appear to create, potential conflicts of interest with respect to matters potentially or actually involving or affecting us and Ocwen or NRZ. There can be no assurance that we will implement measures that will enable us to manage potential conflicts with Ocwen or NRZ. There can be no assurance that any current or future measures that may be implemented to manage potential conflicts will be effective or that we will be able to manage or resolve all potential conflicts with Ocwen or NRZ, and, even if we do, that the resolution will be no less favorable to us than if we were dealing with another third party that has none of the connections we have with Ocwen or NRZ.
Further, certain employees, directors and officers have, and may continue to hold interests in, non-wholly owned subsidiaries. Their ownership of these interests may divert their time and attention away from operating our business and may otherwise create or appear to create potential conflicts of interest with us. There can be no guarantee that we will be able to continue to implement appropriate measures to manage these potential conflicts of interest.
Our success depends on the relevant industry experience and relationships of certain members of our Board of Directors, executive officers and other key personnel.
Our success is dependent on the efforts and abilities of members of our Board of Directors, our executive officers and other key employees, many of whom have significant experience in the real estate and mortgage, financial services and technology industries or play a substantial role in our relationship with certain customers. In particular, we are dependent on the services of members of our Board of Directors and key executives at our corporate headquarters and personnel at each of our lines of business and support groups. In addition, certain members of our Board of Directors, executive officers or other key employees have relationships with certain customers or vendors that facilitate our business and operations. The loss of the services of any of these members of our Board of Directors, executives or key personnel could have an adverse effect on our business and results of operations or relationships with certain customers or vendors.
To maintain our substance and leadership as a Luxembourg company, we seek to convene Board meetings in Luxembourg several times each year and our executive management is largely based in Luxembourg. The travel required by our directors, and current restrictions on and requirements to such travel, to Luxembourg may serve as an impediment to attract and retain directors and director candidates. Our Luxembourg location can also make it difficult to attract and retain executive officers and other senior leadership.
We may face difficulties to attract, motivate and retain skilled employees.
Our business is labor intensive and places significant importance on our ability to recruit, engage, train and retain skilled employees. Additionally, demand for qualified professionals with experience in certain businesses (e.g. residential title, valuation and loan underwriting) or technologies may exceed available supply. Our ability to recruit and train employees is critical to achieving our growth objective. Further, some of our business operations require recruiting and retaining employees with certain professional licenses, particularly in the United States. In 2020, we saw an increase demand for professionals licensed to work in our originations and default business, and significant turnover in that area. Our originations business may continue to encounter significant challenges in attracting and retaining employees as needed to satisfy demand or growth expectations for our services, or to be able to limit compensation related costs to make operations economically viable. We may not be able to attract and retain skilled employees, we may face an increase in wages or other costs of attracting, training or retaining skilled employees.
The presence of our operations in multiple countries subject us to risks endemic to those countries.
We have employees and operations outside of the US in countries such as Luxembourg, India and Uruguay. The occurrence of natural disasters, epidemics or other health emergencies, or political or economic instability impacting these countries could interfere with work performed by these labor sources or could result in us having to replace or reduce these labor sources.
Furthermore, the practice of utilizing labor based in foreign countries has come under increased scrutiny in the United States. Governmental authorities could seek to impose financial costs or restrictions on foreign companies providing services to customers in the United States. Governmental authorities may attempt to prohibit or otherwise discourage our United States-based customers from sourcing services from foreign companies and, as a result, some of our customers may require us to use labor based in the United States or cease doing business with Altisource. In addition, some of our customers may require us to use labor based in the United States for other reasons. To the extent that we are required to use labor based in the United States, we may not be able to pass on the increased costs of higher-priced United States-based labor to our customers.
Risks Related to our Growth Strategy
We may be unable to realize sales represented by our awarded business or sales pipeline.
We have significantly expanded the scope of services that we provide to our existing customer base and expanded our customer portfolio with the addition of several new customers. As part of our business and financial planning, we make assumptions about the quantity and timing of services that each of these customers will order from us. In many instances, however, our customers may not be obligated to acquire our services or may only be obligated to acquire our services to the extent the customer can make use of such services. Our volume of sales may not materialize to the extent our customers elect to use providers of services other than us, or if economic or industry conditions exist such that our clients do not require the assumed quantity of services. For example, economic conditions and restrictions instituted by governmental authorities, GSEs, servicers or investors in response to the COVID-19 pandemic may negatively impact the quantity or timing of customer demand for our services despite the existence of an agreement. Our customers may use more than one provider for given services resulting in such customers varying over time the quantity or mix of services acquired from us versus other providers. Even in cases where our customer contracts require minimum purchases by a customer, we may be unable or we may determine that it is unadvisable for us to seek to enforce or collect upon the contractual minimums.
We may fail to adapt our services to changes in technology or in the marketplace related to mortgage servicing or originations, changing requirements of governmental authorities, GSEs and customers. Customers may seek to reduce reliance upon or the number of service providers.
The markets for our services are characterized by constant technological and other changes, our customers’ and competitors’ frequent introduction of new services, and evolving industry standards and government regulations. We are currently in the process of, and from time to time will be, developing and introducing new services and technologies and improvements to existing services. Our future success will be significantly affected by our ability to complete our current efforts and in the future enhance, our services and develop and introduce new services that address the increasingly sophisticated needs of our customers and their customers, as well as our ability to reduce costs by relying on cloud architecture and other infrastructure advancements. These efforts may include implementing new real estate auction and marketing capabilities, as well as technological and other modifications to increase efficiency and flexibility in supplying our default-related and originations services. These initiatives carry the risks associated with any new service development effort, including cost overruns, delays in delivery and performance effectiveness. There can be no assurance that we will be successful in developing, marketing, selling and implementing new and improved services. In addition, we may experience difficulties that could delay or prevent the successful development, introduction and marketing of these services. Our services and their enhancements may also not adequately meet the demands of the marketplace or governmental authorities and achieve market acceptance.
Customers of our default-related services and origination services may seek to reduce the number of service providers employed through vendor consolidation, insourcing (providing the services itself) or by other means. Such changes could reduce the demand for our services or control over the prices we are able to charge for our services.
Acquisitions to accelerate growth initiatives involve potential risks.
Historically, our strategy has included the acquisition of complementary businesses from time to time. In the future, we may consider acquisitions of or merger with other businesses that could complement our business, offer us greater access in our current markets or offer us greater access and expertise in other asset types and markets that are related to ours but we do not currently serve. Our ability to pursue additional acquisitions in the future is dependent on our access to sufficient capital (equity and/or debt) to fund the acquisition and subsequent integration. Because of the obligations to maintain a minimum cash threshold in the Cooperative Brokerage Agreement and restrictions in our senior secured term loan agreement, we may not be able to secure adequate capital as needed on terms that are acceptable to us, or at all.
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

Failure to properly and timely integrate any acquired business may result in our inability to realize the expected value from the acquisition, which can lead us to sell or otherwise dispose of the acquired business at a loss.
Risks Related to our Industry
Changes in the housing or mortgage originations markets could negatively impact demand for our services.
A decrease in sales of residential properties in the United States could reduce the demand for certain of our services provided in connection with the marketing and sale of real estate, including services ancillary to the sale, such as closing services and title insurance services. In addition, reduced demand for residential property could depress the price of sales that do occur, negatively impacting commissions and other fees we receive which are set as a percentage of the property sale price.
Reductions in the volume of residential mortgage originations in the United States could decrease the demand for mortgage originations and mortgage insurance related products, including services provided to members of the Lenders One mortgage cooperative.
A reduction in residential mortgage delinquencies, defaults or foreclosures in the United States can negatively affect demand for certain of our services.
We provide certain services to residential mortgage servicers and subservicers, as well as government sponsored entities, federal agencies and others, to protect, preserve, manage and potentially dispose of properties securing residential mortgage loans, when such loans become delinquent, default, undergo foreclosure or become a REO asset. Rates of residential mortgage delinquencies, defaults and foreclosures can be negatively impacted by numerous factors, including strengthening economic conditions, a reduction in the number of residential mortgages outstanding or a reduction in home ownership levels or by governmental action. National servicing standards, federal and state government scrutiny and regulation, requirements specifying loan loss mitigation, modification and foreclosure procedures, rules instituted by governmental authorities, GSEs, servicers or investors preventing actions related to loan delinquencies and foreclosures, including moratoriums on foreclosures and mortgage payment forbearance plans, such as those implemented in response to the COVID-19 pandemic, among others may reduce the number of mortgage loans entering the foreclosure process and suspend pending foreclosure and eviction actions. If these conditions continue, they would likely negatively impact demand for our default services. The expiration dates of certain of these requirements may be indefinite or extended in the future making it difficult to predict when such requirements may end. Reductions in the rates of residential mortgage delinquencies, defaults, foreclosures and REO would likely reduce demand for our services related to inspecting, maintaining, valuing, marketing and selling such assets.
If faced with an extended period of decline in demand for and revenue from certain of our services as a result of economic conditions or due to government, GSE, servicer or investor restrictions related to loan delinquencies and foreclosures, including moratoriums on foreclosures and mortgage payment forbearance plans, such as those implemented in response to the COVID-19 pandemic, we may be unable to sufficiently adjust our cost structure to avoid losses in our operations that provide such impacted services or to maintain our ability to offer those services in the future. In response to such conditions, we may be required to modify or suspend such operations which could negatively impact our ability to timely respond to an increase in demand for such services or to provide such services in the future, or which could cause us to incur significant expense to restart or scale such services in response to an increase in demand.
Developments that reduce the supply or sale of REO could negatively affect demand for certain of our services and negatively impact our ability to meet certain contractual performance metrics.
Reduction in the supply of REO or sales of REO in the United States could reduce the demand for and volume of certain of our services, including REO asset management, REO property inspection and preservation, real estate brokerage and real estate auction and marketing services, as well as sales of REO, especially in cases where more desirable properties are sold at foreclosure auctions and do not convert to REO. For example, we anticipate that the continuation of foreclosure and eviction moratoriums will reduce the supply of REO we receive from our customers through 2021. The reduction in the supply of REO or sales of REO could also impact our ability to meet certain contractually required service metrics, including those related to aging of assets, time on market and sale price compared to valuation. If we fail to satisfy applicable performance metrics or perform in a manner satisfactory to our customers, such customers may reduce the services they acquire from us or otherwise terminate us as a service provider.
Risks Related to Financing, Our Indebtedness and Capital Structure
If we are unable to generate sufficient cash flow or access the capital markets or our borrowing capacity is reduced, our liquidity and competitive position may be negatively affected.
An extended period of reduced demand for our default-related services or for our higher margin default-related services could negatively impact our cash flow such that we may need to use unrestricted cash on hand to satisfy our obligations, which would reduce our cash balance negatively impacting our liquidity. If the limitations on foreclosures and evictions, and the forbearance plans, instituted by governmental authorities, GSEs, servicers or investors in response to the COVID-19 pandemic are extended, this could lengthen the period of reduced demand for our default-related services and continue to negatively impact our higher margin default related services, negatively impacting our liquidity.
In addition, our liquidity could be adversely affected by any inability to access the capital markets, volatility in the capital markets, unforeseen outflows of cash, funding for contingencies and increased regulatory liquidity requirements.
Our ability to borrow money could be limited, or our cost of borrowing could increase, due to volatility in the capital markets, worsening terms on which credit is available or limitations in our senior secured term loan agreements. In addition, reduced revenue or cash flow, or volatility in the markets which we support, could negatively impact our ability to borrow or our ability to continue to satisfy the covenants and terms of our senior secured term loan agreements. If we were to have a covenant default under our loan agreements, we would not be able borrow additional funds under our existing agreements and our lenders could seek to enforce the remedies available to them under our loan agreements. A reduction in our ability to borrow funds to support our operations could also reduce our ability to pursue our business strategy to diversify and grow our customer base.
We have a significant net operating loss recognized by one of our Luxembourg subsidiaries, Altisource S.à r.l. We may not be able to fully utilize this deferred tax asset before the net operating loss expires.
In connection with a merger of two of the Company’s wholly-owned subsidiaries in December 2017, which was recognized at fair value, a net operating loss of $1.3 billion with a 17 year life was generated, creating a deferred tax asset of $342.6 million. During 2019, the Company recognized a full valuation allowance with respect to this deferred tax asset. If Altisource S.à r.l. is unable to generate sufficient pretax income by 2034, the Company may not be able to fully utilize this deferred tax asset. In addition, changes in our structure or operations could prevent us from fully realizing the benefit of such deferred tax asset.
Our primary source of liquidity is cash flows from operations. Our level of debt makes us sensitive to the effects of our declining financial performance and interest rate increases; our level of debt and provisions in our senior secured term loan agreement could limit our ability to react to changes in the economy or our industry.
Our senior secured term loan makes us more vulnerable to changes in our results of operations because a portion of our cash flows from operations is dedicated to servicing our debt and is not available for other purposes. Our senior secured term loan is secured by virtually all of our assets and from time to time may trade at a substantial discount to face value. Our ability to raise additional debt is largely limited and in many circumstances would be subject to lender approval and would require modification of certain senior secured term loan agreements. Additionally, increases in interest rates above 1% will negatively impact our cash flows as the interest rate on our debt is variable. The provisions of our senior secured term loan agreements could have other negative consequences to us including the following:
•limiting our ability to borrow money for our working capital, capital expenditures and debt service requirements or other general corporate purposes;
•limiting our flexibility in planning for, or reacting to, changes in our operations, our business or the industry in which we compete;
•requiring us to use a portion of our consolidated excess cash flow, as specified in the senior secured term loan agreements, to repay debt in the event our net debt less marketable securities to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio, as specified in the senior secured term loan agreements, exceed certain thresholds; and
•placing us at a competitive disadvantage by limiting our ability to invest in our business.
Our ability to make payments on our indebtedness depends, in part, on our ability to generate cash in the future. If we do not generate sufficient cash flows and do not have sufficient cash on hand to meet our debt service and working capital requirements, we may need to seek additional financing, raise equity or sell assets, and our ability to take these actions may be limited by the terms of our senior secured term loan. This may make it more difficult for us to obtain financing on terms that are acceptable to us, or at all. Without any such financing, we could be forced to sell assets under unfavorable circumstances to make up for any shortfall in our payment obligations. If necessary, we may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our obligations. Failure to meet our debt service requirements could result in an event of default under our senior secured term loan agreement which, if not cured or waived, could result in the holders of the defaulted debt causing all outstanding amounts with respect to that debt to be immediately due and payable and potentially permitting lenders to execute applicable security interests, impacting our future operations or ability to engage in other favorable business activities.
In addition, certain senior secured term loan agreements contain covenants that may limit our flexibility in planning for, or reacting to changes in, our business and our industry, including limitations on incurring additional indebtedness, making investments, adding new product lines, disposing or selling of assets, granting liens and merging or consolidating with other companies. Complying with these covenants may impair our ability to finance our future operations or capital needs or to engage in other favorable business activities.
Our failure to comply with the covenants or terms contained in our senior secured term loan agreements, including as a result of events beyond our control, could result in an event of default.
Our senior secured term loan agreements require us to comply with various operational, reporting and other covenants or terms including, among other things, limiting us from engaging in certain types of transactions. If we experience an event of default under our senior secured term loan agreements that is not cured or waived, it could result in a going concern uncertainty, which in turn could provide certain of our clients the ability to terminate our agreements, and allows the holders of the defaulted debt to cause all amounts outstanding with respect to that debt to be immediately due and payable or choose to execute on applicable security interests. Our assets or cash flows may not be sufficient to fully repay borrowings under our outstanding senior secured term loan if accelerated upon an event of default and we may not be able to refinance or restructure the payments on the senior secured term loan.
We may be unable to repay the balance of our senior secured term loan upon maturity in April 2024, particularly if cash from operations declines, assets are not readily available for sale or we are unable to refinance on favorable terms or at all.
Our senior secured term loan agreements require us to repay the outstanding balance due in April 2024 ($247.2 million, based on scheduled repayments through the maturity date). If our cash from operations declines, there can be no assurance that our cash balances and other assets readily available for sale would be sufficient to fully repay borrowings under our outstanding senior secured term loan upon maturity in April 2024 or that we will be able to refinance the remaining portion of the debt prior to the due date. If we were to default on the senior secured term loan, our lenders could take action adverse to our interests under the terms of the loan agreement, including seeking to take possession of the applicable collateral. Under such circumstances, if we are not able to agree upon a resolution with our lenders, we might seek applicable legal protections including under bankruptcy law, which in turn could provide certain of our clients the ability to terminate our agreements. If we refinance the loan under less favorable terms, we may be more constrained in our ability to finance and operate our business.
Our failure to maintain the net debt less marketable securities to EBITDA ratio contained in our senior secured term loan agreements could result in required payments to the lenders of a percentage of our excess cash flows.
Our senior secured term loan agreements require us to distribute to our lenders 50% of our consolidated excess cash flows, as specified in the senior secured term loan agreements, if our net debt less marketable securities to EBITDA ratio, as defined in the senior secured term loan agreements, exceed 3.50 to 1.00, and 25% of our consolidated excess cash flows if our net debt less marketable securities to EBITDA ratio is 3.50 to 1.00 or less, but greater than 3.00 to 1.00. If we were required to distribute a portion of our excess cash flows to our lenders, we may be limited in our ability to support our business, grow our business through acquisitions or investments in technology and we may be limited in our ability to repurchase our common stock, pay dividends or take other potentially advantageous actions. There can be no assurance that we will maintain net debt less marketable securities to EBITDA ratio at levels that will not require us to distribute a portion of our excess cash flows to lenders.
We have significant investments in goodwill and intangible assets recorded as a result of prior acquisitions and an impairment of these assets would require a write-down that would reduce our net income.
As a result of prior investments we have made, we significant goodwill and intangible assets recorded in our financial statements. Goodwill and intangible assets are assessed for impairment annually or sooner if circumstances indicate a possible impairment. Factors that could lead to impairment of goodwill and intangible assets include significant under-performance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization and negative industry or economic trends, among other indications of impairment. In the event that the recorded values of goodwill and intangible assets are impaired, any such impairment would be charged to earnings in the period of impairment. In the event of significant volatility in the capital markets or a worsening of current economic conditions, we may be required to record an impairment charge, which would adversely affect our business and results of operations.
Cash, cash equivalents and escrow funds we hold at financial institutions could be lost and not recoverable.
We hold our cash and cash equivalents at various financial institutions, including customer deposits in escrow accounts pending completion of certain real estate activities. These cash balances expose us to purposeful misappropriation of cash by employees or others and unintentional mistakes resulting in a loss of cash which may not be recoverable.
Amounts that are held in escrow accounts for limited periods of time are not included in the accompanying consolidated balance sheets. We may become liable for funds owed to third parties as a result of purposeful misappropriation of cash by employees or others, unintentional mistakes or the failure of one or more of these financial institutions. There is no guarantee we would recover the funds deposited, whether through Federal Deposit Insurance Corporation coverage, private insurance or otherwise.
Foreign Exchange
We have operations in India, Luxembourg and Uruguay which may result in us being party to non-United States dollar denominated transactions or incurring obligations in currencies other than the United States dollar, including, for example, payroll, taxes, facilities-related expenses. Weakness of the United States dollar in relation to these applicable currencies (e.g., Euro, Indian rupee, Uruguayan peso) may increase our costs.
Risks Relating to Luxembourg Organization and Ownership of Our Shares
We are a Luxembourg company. The rights of shareholder under Luxembourg law may differ in certain respects from the rights afforded to shareholders of companies organized under laws in other jurisdictions. It may also be difficult to obtain and enforce judgments against us or our directors and executive officers.
We are a public limited liability company organized under the laws of, and headquartered in, Luxembourg. As a result, Luxembourg law and our articles of incorporation govern the rights of shareholders. The rights of shareholders under Luxembourg law may differ from the rights of shareholders of companies incorporated in other jurisdictions. A significant portion of our assets are owned outside of the United States. It may be difficult for our investors to obtain and enforce, in the United States, judgments obtained in United States courts against us or our directors based on the civil liability provisions of the United States securities laws or to enforce, in Luxembourg, judgments obtained in other jurisdictions including the United States.
A significant challenge of the Luxembourg tax regime or of its interpretation by the Luxembourg tax authorities, or its application of us or our business could negative impact us.
We received and historically operated under a tax ruling from the Luxembourg tax authorities, which would have expired in 2019 unless extended or renewed. In connection with an internal reorganization by the Company during 2017, we no longer operate under this tax ruling. The European Commission (“EC”) has initiated investigations into several EU member states, including Luxembourg, to determine whether these EU member states have provided tax advantages to companies pursuant to tax rulings or otherwise on a basis not allowed by the EU. While the EC’s investigations continue, it has concluded that certain companies in certain EU member states, including Luxembourg, have been provided such tax advantages. The EC is requiring these EU member states to recover from certain companies the prior year tax benefits they received.
Risks Relating to Regulation
Our business and the business of our customers are subject to extensive scrutiny and legal requirements. We, or our services, may fail or be perceived as failing to comply with applicable legal requirements.
Our business and the business of our customers are subject to extensive scrutiny and regulation by federal, state and local governmental authorities including the FTC, the CFPB, the SEC, HUD and state and local agencies, including those which license or oversee certain of our auction, real estate brokerage, mortgage services, trustee services, residential mortgage origination services and insurance services. We also must comply with a number of federal, state and local consumer protection laws including, among others, the laws and regulations listed in the Government Regulation section of Item 1 of Part I, “Business” above. We are also subject to various foreign laws and regulations based on our operations or the location of our affiliates as well, including those pertaining to data protection, such as the GDPR. These foreign, federal, state and local requirements can and do change as statutes and regulations are enacted, promulgated or amended. Furthermore, the interpretation or enforcement by regulatory authorities of these requirements may change over time or may not be predictable or consistent with our interpretations or expectations. The creation of new regulatory authorities or changes in the regulatory authorities overseeing applicable laws and regulations may also result in changing interpretation or enforcement of such laws or regulations.
If governmental authorities impose new or more restrictive requirements or enhanced oversight related to our services, we may be required to increase or decrease our prices, modify our contracts or course of dealing and/or we may incur significant additional costs to comply with such requirements. Additionally, we may be unable to adapt our services to conform to the new laws and regulations.
Periodically, we are subject to audits and examinations by federal, state and local governmental authorities and receive subpoenas, civil investigative demands or other requests for information from such governmental authorities in connection with their regulatory or investigative authority. Responding to audits, examinations and inquiries will cause us to incur costs, including legal fees or other charges, which may be material in amount, and in addition, may result in management distraction or may cause us to modify or terminate certain services we currently offer. If any such audits, examinations or inquiries result in allegations or findings of non-compliance, we could incur significant penalties, fines, settlements, costs and consent orders that may curtail, restrict or otherwise have an adverse effect on our business.
Regulatory inquiries or determinations of failures to comply with applicable requirements could increase our costs and expose us to sanctions which could include limitations on our ability to provide services, or otherwise reduce demand for our services. Furthermore, even if we believe we comply with applicable laws and regulations, we may choose to settle such allegations in order to avoid the potentially significant costs of defending such allegations and to further avoid the risk of increased damages if we ultimately were to receive an unfavorable outcome, but such settlements may also result in further claims or create issues for existing and potential customers. Such settlements and additional actions could increase costs, place limitations on our services, and result in a reduction in demand.
From time to time, we may be subject to costly and time-consuming regulatory or legal proceedings that claim legal violations or wrongful conduct, including claims for violations of consumer protection laws, laws concerning PI or third party intellectual property rights. These proceedings may involve regulators, customers, our customers’ clients, vendors, competitors, third parties or other large groups of plaintiffs and, if resulting in findings of violations, could result in substantial damages or indemnification obligations. Additionally, we may be forced to settle some claims and change our existing practices, services processes or technologies that are currently revenue generating. Certain regulations to which we are subject provide for potentially significant penalties such that even if we believe we have no liability for the alleged regulatory or legal violations or wrongful conduct, we may choose to settle such regulatory or legal proceedings in order to avoid the potentially significant costs of defending such allegations and to further avoid the risk of increased damages if we ultimately were to receive an unfavorable outcome; however, such settlements may also result in further claims or create issues for existing and potential customers. Such proceedings and settlement could increase our costs and expose us to sanctions, including limitations on our ability to provide services, or otherwise reduce demand for our services.
We are subject to licensing and regulation as a provider of certain services. If we fail to maintain our licenses or if our licenses are suspended or terminated, we may not be able to provide certain of our services. In addition, the lack of certain licenses in one or more jurisdictions could cause us to breach applicable contracts.
We are required to have and maintain licenses as a provider of certain product and services including, among others, services as a residential mortgage origination underwriter, valuation provider, appraisal management company, asset manager, property manager, title insurance agent, insurance broker and underwriter, real estate broker, auctioneer and foreclosure trustee in a number of jurisdictions. Our employees and subsidiaries may be required to be licensed by various state or regulatory commissions or bodies for the particular type of product or service provided and to participate in regular continuing education programs. If one or more of our licenses are lost, revoked, expire or limited, or if we fail to maintain or otherwise surrender one or more such license, we may be prohibited from doing business in certain markets. Further, certain of our agreements require that we possess and maintain certain licenses. The failure to hold such licenses may result in us breaching certain agreements, which could cause us to be subject to claims for damages, termination of applicable agreements or unable to obtain inputs required for certain of our services.
A violation by our customers of applicable legal requirements in the selection or use of our services could generate legal liability for us.
Certain of our services are provided at the direction and pursuant to the identified requirements of our customers, including property preservation, inspection, foreclosure and eviction services that are triggered by information provided by our customers. The failure of our customers to properly identify or account for regulatory requirements applicable to the use of our services, in selecting appropriate services for the intended purposes, or in specifying how services are rendered could expose us to significant penalties, fines, litigation, settlements, costs and consent orders.
Certain of our customers are subject to governmental oversight, regulations, orders, judgments or settlements which may impose certain obligations and limitations on their use of our services.
Participants in the industries in which we operate are subject to a high level of oversight and regulation. The failure of our services to meet applicable legal requirements could subject us to civil and criminal liability, loss of licensure, damage to our reputation, significant penalties, fines, settlements, adverse publicity, litigation, including class action lawsuits or administrative enforcement actions, costs and consent orders against us or our customers that may curtail or restrict our business as it is currently conducted. Such failures could also cause customers to reduce or cease using our services.
Certain of our customers are subject to vendor oversight requirements. As such, we are subject to oversight by our customers. If we do not meet the standards established by or imposed upon our customers, regulators allege that products or services provided by Altisource fail to meet applicable legal requirements, or if any other oversight procedures result in a negative outcome for Altisource, we may lose customers, may no longer be granted referrals for certain services, or may have to conform our business to address these standards.

The tax regulations, and the interpretation thereof, in the countries, states and local jurisdictions in which we operate periodically change, which may adversely affect our results due to higher taxes, interest and penalties, or our inability to utilize tax credits available to us.
Certain of our subsidiaries provide services in the United States and several other countries. Those jurisdictions are subject to changing tax environments, which may result in higher operating expenses or taxes and which may introduce uncertainty as to the application of tax laws and regulations to our operations. Furthermore, we may determine that we owe additional taxes or may be required to pay taxes for services provided in prior periods as interpretations of tax laws and regulations are clarified or revised. Changes in laws concerning sales tax, gross recipient tax, dividends, retained earnings, application of operating or other losses, and intercompany transactions and loans, among others, could impact us. We may not be able to raise our prices to customers or pass-through such taxes to our customers or vendors in response to changes, which could adversely affect our results of operations. If we fail to accurately anticipate or apply tax laws and regulations to our operations, we could be subject to liabilities and penalties. We may be unable to take advantage of operating losses or other tax credits to the full extent available or at all due to changes in tax regulations or our results of operations.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our principal executive offices are located in leased office space in Luxembourg, Grand Duchy of Luxembourg. Our principal leased offices in other countries as of December 31, 2020 include four offices in the United States and one office each in India and Uruguay.
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
The number of holders of record of our common stock as of March 5, 2021 was 336. We believe the number of beneficial shareholders is substantially greater than the number of holders as a large portion of our common stock is held through brokerage firms.
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
Stock Performance Graph
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Index and the NASDAQ Composite Index for the five year period ending on December 31, 2020. The graph assumes an investment of $100 at the beginning of this period. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	12/31/15	6/30/16	12/31/16	6/30/17	12/31/17	6/30/18	12/31/18	6/30/19	12/31/19	6/30/20	12/31/20

Altisource	$100.00	$100.11	$95.61	$78.46	$100.68	$104.89	$80.87	$70.69	$69.51	$53.00	$46.31
S&P 500 Index	100.00	102.69	109.54	118.57	130.81	133.00	122.65	143.93	158.07	151.68	183.77
NASDAQ Composite Index	100.00	96.71	107.50	122.63	137.86	149.98	132.51	159.89	179.19	200.88	257.38

Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2021 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.
Issuer Purchases of Equity Securities
On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. As of December 31, 2020, approximately 2.4 million shares of common stock remain available for repurchase under the program. There were no purchases of shares of common stock during the year ended December 31, 2020. We purchased 1.0 million shares at an average price of $20.33 per share during the year ended December 31, 2019 and 1.6 million shares at an average price of $25.53 per share during the year ended December 31, 2018. Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of December 31, 2020, we can repurchase up to approximately $91 million of our common stock under Luxembourg law. Our Credit Agreement also limits the amount we can spend on share repurchases, which limit was approximately $430 million as of December 31, 2020, and may prevent repurchases in certain circumstances, including if our leverage ratio exceeds 3.50 to 1.00. Our leverage ratio exceeded 3.50 to 1.00 during the year ended December 31, 2020.

ITEM 6.    SELECTED FINANCIAL DATA
The selected financial data as of and for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 has been derived from our audited consolidated financial statements. The historical results may not be indicative of our future performance.
The selected consolidated financial data should be read in conjunction with the information contained in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto in Item 8 of Part II, “Financial Statements and Supplementary Data.”

	For the years ended December 31,
(in thousands, except per share data)	2020	2019	2018	2017	2016

Revenue	$365,547	$648,651	$838,202	$942,213	$997,303
Cost of revenue	305,194	493,256	622,165	699,865	690,045
Gross profit	60,353	155,395	216,037	242,348	307,258
Operating expenses (income):
Selling, general and administrative expenses	92,736	141,076	175,670	192,642	214,155
Gain on sale of businesses	—	(17,814)	(13,688)	—	—
Restructuring charges	11,972	14,080	11,560	—	—
Litigation settlement loss, net of $4,000 insurance recovery	—	—	—	—	28,000
(Loss) income from operations	(44,355)	18,053	42,495	49,706	65,103
Other income (expense), net:
Interest expense	(17,730)	(21,393)	(26,254)	(22,253)	(24,412)
Unrealized gain (loss) on investment in equity securities(1)	4,004	14,431	(12,972)	—	—
Other income (expense), net	375	1,348	(1,870)	7,922	3,630
Total other income (expense), net	(13,351)	(5,614)	(41,096)	(14,331)	(20,782)

(Loss) income before income taxes and non-controlling interests	(57,706)	12,439	1,399	35,375	44,321
Income tax (provision) benefit	(8,609)	(318,296)	(4,098)	276,256	(12,935)

Net (loss) income	(66,315)	(305,857)	(2,699)	311,631	31,386
Net income attributable to non-controlling interests	(841)	(2,112)	(2,683)	(2,740)	(2,693)

Net (loss) income attributable to Altisource	$(67,156)	$(307,969)	$(5,382)	$308,891	$28,693

(Loss) income per share:
Basic	$(4.31)	$(19.26)	$(0.32)	$16.99	$1.53
Diluted	$(4.31)	$(19.26)	$(0.32)	$16.53	$1.46

Weighted average shares outstanding:
Basic	15,598	15,991	17,073	18,183	18,696
Diluted	15,598	15,991	17,073	18,692	19,612

Outstanding shares (at December 31)	15,664	15,454	16,276	17,418	18,774

Non-GAAP Financial Measures(2)
Adjusted net (loss) income attributable to Altisource	$(29,121)	$21,802	$42,609	$55,617	$94,884
Adjusted diluted (loss) earnings per share	$(1.87)	$1.34	$2.43	$2.98	$4.84
Adjusted EBITDA	$10,243	$70,800	$118,279	$130,687	$184,501

	December 31,
(in thousands)	2020	2019	2018	2017	2016

Cash and cash equivalents	$58,263	$82,741	$58,294	$105,006	$149,294
Investment in equity securities	—	42,618	36,181	49,153	45,754
Accounts receivable, net	22,413	43,615	36,466	52,740	87,821
Short-term investments in real estate	—	—	39,873	29,405	13,025
Premises and equipment, net	11,894	24,526	45,631	73,273	103,473
Goodwill	73,849	73,849	81,387	86,283	86,283
Intangible assets, net	46,326	61,046	91,653	120,065	155,432
Total assets	265,685	394,256	741,700	865,164	689,212
Long-term debt (including current portion)	242,656	287,882	331,476	409,281	473,545
Total liabilities	348,241	415,613	445,032	525,179	627,018
Net debt less investment in equity securities(2)	188,941	168,467	244,347	259,422	284,605
_________________________
(1)Effective January 1, 2018, mark-to-market adjustments of our investment in equity securities are reflected in our results of operations in connection with the adoption of a new accounting principle (previously reflected in comprehensive income).
(2)    These are non-GAAP measures that are defined and reconciled to the corresponding GAAP measures on pages 28 to 33.
Significant events affecting our historical earnings trends from 2018 through 2020, are described in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

NON-GAAP MEASURES
Adjusted net (loss) income attributable to Altisource, adjusted diluted (loss) earnings per share, adjusted earnings before interest, taxes depreciation and amortization (“Adjusted EBITDA”) and net debt less investment in equity securities, which are presented elsewhere in this Annual Report on Form 10-K, are non-GAAP measures used by management, existing shareholders, potential shareholders and other users of our financial information to measure Altisource’s performance. These measures do not purport to be alternatives to net (loss) income attributable to Altisource, diluted (loss) earnings per share and long-term debt, including current portion, as measures of Altisource’s performance. We believe these measures are useful to management, existing shareholders, potential shareholders and other users of our financial information in evaluating operating profitability and cash flow generation more on the basis of continuing cost and cash flows as they exclude amortization expense related to acquisitions that occurred in prior periods and non-cash share-based compensation expense and/or depreciation expense, financing expense and income taxes, as well as the effect of more significant non-operational items from earnings and long-term debt net of cash on-hand and investment in equity securities. We believe these measures are also useful in evaluating the effectiveness of our operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. Furthermore, we believe the exclusion of more significant non-operational items enables comparability to prior period performance and trend analysis.
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
Adjusted net (loss) income attributable to Altisource is calculated by removing intangible asset amortization expense (net of tax), share-based compensation expense (net of tax), restructuring charges (net of tax), Pointillist losses (net of tax), unrealized gain (loss) on investment in equity securities (net of tax), third quarter 2020 cost saving initiatives (net of tax), loss on BRS portfolio sale (net of tax), gain on sale of businesses (net of tax), sales tax net accrual (reimbursements) (net of tax), goodwill and intangible and other assets write-off from business exits (net of tax), write-off of net discount and debt issuance costs from debt refinancing (net of tax), litigation settlement loss, net of insurance recovery (net of tax) and certain income tax related items relating to adjustments to foreign income tax reserves, the Luxembourg deferred tax asset from the Luxembourg subsidiary merger in 2017 and increase in the valuation allowance in 2019 and income tax rate changes in Luxembourg, India and the United States from net (loss) income attributable to Altisource. Adjusted diluted (loss) earnings per share is calculated by dividing net (loss) income attributable to Altisource after removing intangible asset amortization expense (net of tax), share-based compensation expense (net of tax), restructuring charges (net of tax), Pointillist losses (net of tax), unrealized gain (loss) on investment in equity securities (net of tax), third quarter 2020 cost saving initiatives (net of tax), loss on BRS portfolio sale (net of tax), gain on sale of businesses (net of tax), sales tax net accrual (reimbursements) (net of tax), goodwill and intangible and other assets write-off from business exits (net of tax), write-off of net discount and debt issuance costs from debt refinancing (net of tax), litigation settlement loss, net of insurance recovery (net of tax) and certain income tax related items described above by the weighted average number of diluted shares. Adjusted EBITDA is calculated by removing the income tax (provision) benefit, interest expense (net of interest income), depreciation and amortization, intangible asset amortization expense, share-based compensation expense, restructuring charges, Pointillist losses, unrealized gain (loss) on investment in equity securities, third quarter 2020 cost savings initiatives, loss on BRS portfolio sale, sales tax net accrual (reimbursements), goodwill and intangible and other assets write-off from business exits, write-off of net discount and debt issuance costs from debt refinancing, and litigation settlement loss, net of insurance recovery from net (loss) income attributable to Altisource. Net debt less investment in equity securities is calculated as long-term debt, including current portion, less cash and cash equivalents and investment in equity securities.

Reconciliations of the non-GAAP measures to the corresponding GAAP measures are set forth in the following tables:

	For the years ended December 31,
(in thousands, except per share data)	2020	2019	2018	2017	2016

Net (loss) income attributable to Altisource	$(67,156)	$(307,969)	$(5,382)	$308,891	$28,693

Intangible asset amortization expense, net of tax	14,650	14,277	19,905	27,523	36,819
Share-based compensation expense, net of tax	6,939	8,913	7,141	3,311	4,789
Restructuring charges, net of tax	10,586	10,666	8,966	—	—
Pointillist losses, net of tax	8,914	—	—	—	—
Unrealized (gain) loss on investment in equity securities, net of tax	(4,004)	(10,832)	9,598	—	—
Third quarter 2020 cost savings initiatives, net of tax	565	—	—	—	—
Loss on BRS portfolio sale, net of tax	—	1,405	—	—	—
Gain on sale of businesses, net of tax	—	(10,642)	(9,341)	—	—
Sales tax net accrual (reimbursement), net of tax	(2,677)	233	4,608	—	—
Goodwill and intangible and other assets write-off from business exits, net of tax	—	4,578	1,953	—	—
Write-off of net discount and debt issuance costs from debt refinancing, net of tax	—	—	3,232	—	—
Certain income tax related items, net	3,062	311,173	1,588	(284,108)	—
Net litigation settlement loss, net of tax	—	—	341	—	24,583

Adjusted net (loss) income attributable to Altisource	$(29,121)	$21,802	$42,609	$55,617	$94,884

Diluted (loss) earnings per share	$(4.31)	$(19.26)	$(0.32)	$16.53	$1.46

Impact of using diluted share count instead of basic share count for a loss per share	—	0.34	0.01	—	—
Intangible asset amortization expense, net of tax, per diluted share	0.94	0.88	1.14	1.47	1.88
Share-based compensation expense, net of tax, per diluted share	0.44	0.55	0.41	0.18	0.24
Restructuring charges, net of tax, per diluted share	0.68	0.66	0.51	—	—
Pointillist losses, net of tax, per diluted share	0.57	—	—	—	—
Unrealized (gain) loss on investment in equity securities, net of tax, per diluted share	(0.26)	(0.67)	0.55	—	—
Third quarter 2020 cost savings initiatives, net of tax, per diluted share	0.04	—	—	—	—
Loss on BRS portfolio sale, net of tax, per diluted share	—	0.09	—	—	—
Gain on sale of businesses, net of tax, per diluted share	—	(0.65)	(0.53)	—	—
Sales tax net accrual (reimbursement) net of tax, per diluted share	(0.17)	0.01	0.26	—	—
Goodwill and intangible and other assets write-off from business exits, net of tax, per diluted share	—	0.28	0.11	—	—
Write-off of net discount and debt issuance costs from debt refinancing, net of tax, per diluted share	—	—	0.18	—	—
Certain income tax related items, net, per diluted share	0.20	19.12	0.09	(15.20)	—
Net litigation settlement loss, net of tax, per diluted share	—	—	0.02	—	1.25

Adjusted diluted (loss) earnings per share	$(1.87)	$1.34	$2.43	$2.98	$4.84

	For the years ended December 31,
(in thousands, except per share data)	2020	2019	2018	2017	2016

Calculation of the impact of intangible asset amortization expense, net of tax
Intangible asset amortization expense	$14,720	$19,021	$28,412	$35,367	$47,576
Tax benefit from intangible asset amortization	(70)	(4,744)	(8,507)	(7,844)	(10,757)
Intangible asset amortization expense, net of tax	14,650	14,277	19,905	27,523	36,819
Diluted share count	15,598	16,277	17,523	18,692	19,612

Intangible asset amortization expense, net of tax, per diluted share	$0.94	$0.88	$1.14	$1.47	$1.88

Calculation of the impact of share-based compensation expense, net of tax
Share-based compensation expense	$7,804	$11,874	$10,192	$4,255	$6,188
Tax benefit from share-based compensation expense	(865)	(2,961)	(3,051)	(944)	(1,399)
Share-based compensation expense, net of tax	6,939	8,913	7,141	3,311	4,789
Diluted share count	15,598	16,277	17,523	18,692	19,612

Share-based compensation expense, net of tax, per diluted share	$0.44	$0.55	$0.41	$0.18	$0.24

Calculation of the impact of restructuring charges, net of tax
Restructuring charges	$11,972	$14,080	$11,560	$—	$—
Tax benefit from restructuring charges	(1,386)	(3,414)	(2,594)	—	—
Restructuring charges, net of tax	10,586	10,666	8,966	—	—
Diluted share count	15,598	16,277	17,523	18,692	19,612

Restructuring charges, net of tax, per diluted share	$0.68	$0.66	$0.51	$—	$—

Calculation of the impact of Pointillist losses, net of tax
Pointillist losses	$7,999	$—	$—	$—	$—
Tax provision from Pointillist losses	915	—	—	—	—
Pointillist losses, net of tax	8,914	—	—	—	—
Diluted share count	15,598	16,277	17,523	18,692	19,612

Pointillist losses, net of tax, per diluted share	$0.57	$—	$—	$—	$—

Calculation of the impact of the unrealized (gain) loss on investment in equity securities, net of tax
Unrealized (gain) loss on investment in equity securities	$(4,004)	$(14,431)	$12,972	$—	$—
Tax provision (benefit) from the unrealized (gain) loss on investment in equity securities	—	3,599	(3,374)	—	—
Unrealized (gain) loss on investment in equity securities, net of tax	(4,004)	(10,832)	9,598	—	—
Diluted share count	15,598	16,277	17,523	18,692	19,612

Unrealized (gain) loss on investment in equity securities, net of tax, per diluted share	$(0.26)	$(0.67)	$0.55	$—	$—

Calculation of the impact of third quarter 2020 cost savings initiatives, net of tax
Third quarter 2020 cost savings initiatives	$697	$—	$—	$—	$—
Tax benefit from third quarter 2020 cost savings initiatives	(132)	—	—	—	—
Third quarter 2020 cost savings initiatives, net of tax	565	—	—	—	—
Diluted share count	15,598	16,277	17,523	18,692	19,612

Third quarter 2020 cost savings initiatives, net of tax, per diluted share	$0.04	$—	$—	$—	$—

	For the years ended December 31,
(in thousands, except per share data)	2020	2019	2018	2017	2016

Calculation of the impact of loss on BRS portfolio sale, net of tax
Loss on BRS portfolio sale	$—	$1,770	$—	$—	$—
Tax benefit from loss on BRS portfolio sale	—	(365)	—	—	—
Loss on BRS portfolio sale, net of tax	—	1,405	—	—	—
Diluted share count	15,598	16,277	17,523	18,692	19,612

Loss on BRS portfolio sale, net of tax, per diluted share	$—	$0.09	$—	$—	$—

Calculation of the impact of gain on sale of businesses, net of tax
Gain on sale of businesses	$—	$(17,814)	$(13,688)	$—	$—
Tax provision from gain on sale of businesses	—	7,172	4,347	—	—
Gain on sale of businesses, net of tax	—	(10,642)	(9,341)	—	—
Diluted share count	15,598	16,277	17,523	18,692	19,612

Gain on sale of businesses, net of tax, per diluted share	$—	$(0.65)	$(0.53)	$—	$—

Calculation of the impact of sales tax net accrual (reimbursement), net of tax
Sales tax net accrual (reimbursement)	$(2,677)	$311	$6,228	$—	$—
Tax benefit from sales tax net accrual (reimbursement)	—	(78)	(1,620)	—	—
Sales tax net accrual (reimbursement), net of tax	(2,677)	233	4,608	—	—
Diluted share count	15,598	16,277	17,523	18,692	19,612

Sales tax net accrual (reimbursement) net of tax, per diluted share	$(0.17)	$0.01	$0.26	$—	$—

Calculation of the impact of goodwill and intangible and other assets write-off from business exits, net of tax
Goodwill and intangible and other assets write-off from business exits	$—	$6,102	$2,640	$—	$—
Tax benefit from goodwill and intangible and other assets write-off from business exits	—	(1,524)	(687)	—	—
Goodwill and intangible and other assets write-off from business exits, net of tax	—	4,578	1,953	—	—
Diluted share count	15,598	16,277	17,523	18,692	19,612

Goodwill and intangible and other assets write-off from business exits, net of tax, per diluted share	$—	$0.28	$0.11	$—	$—

Calculation of the impact of the write-off of net discount and debt issuance costs from debt refinancing, net of tax
Write-off of net discount and debt issuance costs from debt refinancing	$—	$—	$4,434	$—	$—
Tax benefit from the write-off of net discount and debt issuance costs from debt refinancing	—	—	(1,202)	—	—
Write-off of net discount and debt issuance costs from debt refinancing, net of tax	—	—	3,232	—	—
Diluted share count	15,598	16,277	17,523	18,692	19,612

Write-off of net discount and debt issuance costs from debt refinancing, net of tax, per diluted share	$—	$—	$0.18	$—	$—

	For the years ended December 31,
(in thousands, except per share data)	2020	2019	2018	2017	2016

Certain income tax related items resulting from:
Luxembourg deferred tax valuation allowance and Luxembourg subsidiaries merger, net	$—	$291,484	$—	$(300,908)	$—
Income tax rate changes	1,384	14,040	—	6,270	—
Foreign income tax reserves	1,678	5,649	1,588	10,530	—
Certain income tax related items, net	3,062	311,173	1,588	(284,108)	—
Diluted share count	15,598	16,277	17,523	18,692	19,612

Certain income tax related items, net, per diluted share	$0.20	$19.12	$0.09	$(15.20)	$—

Calculation of the impact of net litigation settlement loss, net of tax
Net litigation settlement loss	$—	$—	$500	$—	$28,000
Tax benefit from net litigation settlement loss	—	—	(159)	—	(3,417)
Net litigation settlement loss, net of tax	—	—	341	—	24,583
Diluted share count	15,598	16,277	17,523	18,692	19,612

Net litigation settlement loss, net of tax, per diluted share	$—	$—	$0.02	$—	$1.25

Net (loss) income attributable to Altisource	$(67,156)	$(307,969)	$(5,382)	$308,891	$28,693
Income tax provision (benefit)	8,609	318,296	4,098	(276,256)	12,935
Interest expense (net of interest income)	17,616	21,051	25,514	21,983	24,321
Depreciation and amortization	14,890	18,509	30,799	36,447	36,788
Intangible asset amortization expense	14,720	19,021	28,412	35,367	47,576
Share-based compensation expense	7,804	11,874	10,192	4,255	6,188
Restructuring charges	11,972	14,080	11,560	—	—
Pointillist losses	7,772	—	—	—	—
Unrealized (gain) loss on investment in equity securities	(4,004)	(14,431)	12,972	—	—
Third quarter 2020 cost savings initiatives	697	—	—	—	—
Loss on BRS portfolio sale	—	1,770	—	—	—
Gain on sale of businesses	—	(17,814)	(13,688)	—	—
Sales tax net accrual (reimbursement)	(2,677)	311	6,228	—	—
Goodwill and intangible and other assets write-off from business exits	—	6,102	2,640	—	—
Write-off of net discount and debt issuance costs from debt refinancing	—	—	4,434	—	—
Net litigation settlement loss	—	—	500	—	28,000

Adjusted EBITDA	$10,243	$70,800	$118,279	$130,687	$184,501

	December 31,
	2020	2019	2018	2017	2016

Senior secured term loan	$247,204	$293,826	$338,822	$413,581	$479,653
Less: Cash and cash equivalents	(58,263)	(82,741)	(58,294)	(105,006)	(149,294)
Less: Investment in equity securities	—	(42,618)	(36,181)	(49,153)	(45,754)

Net debt less investment in equity securities	$188,941	$168,467	$244,347	$259,422	$284,605

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
Results of Operations. This section, beginning on page 45, provides an analysis of our consolidated results of operations for the three years ended December 31, 2020.
Liquidity and Capital Resources. This section, beginning on page 51, provides an analysis of our cash flows for the three years ended December 31, 2020. We also discuss restrictions on cash movements, future commitments and capital resources.
Critical Accounting Policies, Estimates and Recent Accounting Pronouncements. This section, beginning on page 53, identifies those accounting principles we believe are most important to our financial results and that require significant judgment and estimates on the part of management in application. We provide all of our significant accounting policies in Note 2 to the accompanying consolidated financial statements.
Other Matters. This section, beginning on page 56, provides a discussion of off-balance sheet arrangements to the extent they exist. In addition, we provide a tabular discussion of contractual obligations, discuss any significant commitments or contingencies and customer concentration.
OVERVIEW
Our Business
We are an integrated service provider and marketplace for the real estate and mortgage industries. Combining operational excellence with a suite of innovative services and technologies, Altisource helps solve the demands of the ever-changing markets we serve.
The Company operates with one reportable segment (total Company).
We classify revenue in three categories: service revenue, revenue from reimbursable expenses and non-controlling interests. In evaluating our performance, we focus on service revenue. Service revenue consists of amounts attributable to our fee-based services and sales of short-term investments in real estate (wound down in 2019). Reimbursable expenses and non-controlling interests are pass-through items for which we earn no margin. Reimbursable expenses consist of amounts we incur on behalf of our customers in performing our fee-based services that we pass directly on to our customers without a markup. Non-controlling interests represent the earnings of Lenders One. Lenders One is a mortgage cooperative managed, but not owned, by Altisource. The Lenders One members’ earnings are included in revenue and reduced from net income to arrive at net income attributable to Altisource.
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
Through our offerings that support residential loan investors and servicers, we provide a suite of services and technologies intended to meet their growing and evolving needs. We are focused on growing referrals from our existing customer base and attracting new customers to our offerings. We have a customer base that includes GSEs, asset managers, and several large bank and non-bank servicers including Ocwen and NRZ. We believe we are one of only a few providers with a broad suite of servicer solutions, nationwide coverage and scalability. Further, we believe we are well positioned to gain market share from existing and new customers in the event delinquency rates rise, or customers and prospects consolidate to larger, full-service providers or outsource services that have historically been performed in-house.

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
COVID-19 Pandemic Impacts
In response to the COVID-19 pandemic, various governmental entities and servicers implemented unprecedented foreclosure and eviction moratoriums and forbearance programs to help mitigate the impact to borrowers and renters. Additionally, at various times throughout 2020, certain jurisdictions in the United States placed restrictions on non-essential services and travel. As a result of these measures, foreclosure initiations were 84% lower for April through December 2020 compared to the same period in 2019 despite 271% growth in the number of delinquent mortgages in December 2020 compared to March 2020 (according to data from a recent Black Knight report). The decline in foreclosure initiations resulted in significantly lower REO referrals and negatively impacted virtually all of the default related services performed on delinquent loans, loans in foreclosure and REO. With the expectation that the foreclosure and eviction moratoriums will be extended through at least September 2021, we anticipate that default related referrals will remain severely depressed throughout 2021.
At the same time, to reduce interest rates, the Federal Reserve lowered the target for the federal funds rate to 0% to 0.25% and bought billions of dollars of mortgage backed securities on the secondary market. As a result of the lower interest rate environment, 2020 mortgage originations were 59% higher than 2019 (according to the Mortgage Bankers Association) driving higher demand for origination related services. The higher demand for origination related services is anticipated to continue into 2021.
While we cannot predict the duration of the pandemic and future governmental measures, we anticipate that revenue from our default related businesses will continue to be under significant pressure throughout 2021 with referrals being impacted by the extension of the foreclosure and eviction moratoriums and forbearance plans, and Ocwen’s transition of field services, valuation and title referrals associated with certain investor's MSRs to the investor's captive service provider (see Ocwen Related Matters below). Furthermore, we anticipate that our Marketplace and Field Services businesses will continue to be negatively impacted by low REO referrals and lower REO inventory at the beginning of 2021 compared to the beginning of 2020. We further anticipate that our origination related business will continue to experience growth from a strong originations market, new customer wins and, more recently, new product launches. However, due to the relative size of Altisource’s default related businesses compared to its origination related businesses, we anticipate that Altisource’s total service revenue will decline in 2021 compared to 2020.
To address the lower anticipated revenue, Altisource is working to (1) reduce our cost structure, (2) maintain the infrastructure to deliver default related services for our customer base and support the anticipated surge in demand following the expiration of the moratoriums and forbearance plans, and (3) accelerate the growth of our originations related businesses.
We anticipate that demand for default related services will begin to return in late 2021 and into 2022. We anticipate that the volume of referrals will be significantly higher driven by much higher delinquency rates than before the pandemic began. We currently anticipate that the default related business should stabilize in 2023 when certain post-forbearance plan foreclosures become REO. We further anticipate that our originations related business will continue to grow from new customer wins and product expansion with our originations customers.

Share Repurchase Program
On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. As of December 31, 2020, approximately 2.4 million shares of common stock remain available for repurchase under the program. There were no purchases of shares of common stock during the year ended December 31, 2020. We purchased 1.0 million shares at an average price of $20.33 per share during the year ended December 31, 2019 and 1.6 million shares at an average price of $25.53 per share during the year ended December 31, 2018. Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of December 31, 2020, we can repurchase up to approximately $91 million of our common stock under Luxembourg law. Our Credit Agreement also limits the amount we can spend on share repurchases, which limit was approximately $430 million as of December 31, 2020, and may prevent repurchases in certain circumstances, including if our leverage ratio exceeds 3.50 to 1.00. Our leverage ratio exceeded 3.50 to 1.00 during the year ended December 31, 2020.
Ocwen Related Matters
During the year ended December 31, 2020, Ocwen was our largest customer, accounting for 54% of our total revenue. Additionally, 7% of our revenue for the year ended December 31, 2020 was earned on the loan portfolios serviced by Ocwen, when a party other than Ocwen or the MSR owner selected Altisource as the service provider.
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
Ocwen has disclosed that NRZ is its largest client. As of December 31, 2020, NRZ MSRs or rights to MSRs relating to approximately 36% of loans serviced and subserviced by Ocwen (measured in UPB). In July 2017 and January 2018, Ocwen and NRZ entered into a series of agreements pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer from Ocwen to NRZ of Ocwen’s legal title to the Subject MSRs and under which Ocwen will subservice mortgage loans underlying the MSRs for an initial term of five years. NRZ can terminate its sub-servicing agreement with Ocwen in exchange for the payment of a termination fee.
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
During the second quarter of 2020, Ocwen informed us that an MSR investor instructed Ocwen to use a field services provider other than Altisource on properties associated with certain MSRs. Based upon the impacted portfolios to date and the designated service provider, Altisource believes that Ocwen received these directions from NRZ. We believe Ocwen commenced using another field services provider for these properties in July 2020 and continued to transition services during the third quarter of 2020. We believe that the transition to the replacement field service provider was largely completed as of September 30, 2020. We estimate that $70.1 million, $150.2 million and $171.0 million of service revenue from Ocwen for the years ended December 31, 2020, 2019 and 2018, respectively, was derived from Field Services referrals from the NRZ portfolios. Ocwen also communicated to Altisource in the fourth quarter of 2020 that the same investor instructed Ocwen to use a provider for default valuations and certain default title services other than Altisource on properties associated with such certain MSRs and commenced moving these referrals to other service providers in the fourth quarter of 2020. We anticipate that the transition of such default valuations and title services will continue during the course of 2021. We estimate that $18.2 million, $33.2 million and $40.1 million of service revenue from Ocwen for the years ended December 31, 2020, 2019 and 2018, respectively, was derived from default valuations and title services referrals from the NRZ portfolios. Altisource believes that any action taken by Ocwen to redirect these service referrals breaches Altisource's agreement with Ocwen. We are currently in discussions with Ocwen to address this matter, and have reserved all of our rights with respect to this matter.
To address the reduction in revenue, Altisource is undertaking several measures to further reduce its cost structure and strengthen its operations.
In addition to expected reductions in our revenue from the transition of referrals for default related services previously identified, if any of the following events occurred, Altisource’s revenue could be further significantly reduced and our results of operations could be materially adversely affected, including from the possible impairment or write-off of goodwill, intangible assets, property and equipment, other assets and accounts receivable:
•Altisource loses Ocwen as a customer or there is an additional significant reduction in the volume of services they purchase from us
•Ocwen loses, sells or transfers a significant portion of its GSE servicing rights or subservicing arrangements or remaining non-GSE servicing rights or subservicing arrangements and Altisource fails to be retained as a service provider
•The contractual relationship between Ocwen and NRZ changes significantly and this change results in a change in our status as a provider of services related to the Subject MSRs
•Ocwen loses state servicing licenses in states with a significant number of loans in Ocwen’s servicing portfolio
•The contractual relationship between Ocwen and Altisource changes significantly or there are significant changes to our pricing to Ocwen for services from which we generate material revenue
•Altisource otherwise fails to be retained as a service provider
Management cannot predict whether any of these events will occur or the amount of any impact they may have on Altisource. However, we are focused on diversifying and growing our revenue and customer base and we have a sales and marketing strategy to support these efforts. Moreover, in the event one or more of these events materially negatively impact Altisource, we believe the variable nature of our cost structure would allow us to realign our cost structure to address some of the impact to revenue and that current liquidity would be sufficient to meet our working capital, capital expenditures, debt service and other cash needs. There can be no assurance that our plans will be successful or our operations will be profitable.
Factors Affecting Comparability
The following items impact the comparability of our results:
•The Company’s financial performance for the year ended December 31, 2020 in its default related services businesses was negatively impacted by the COVID-19 pandemic. Governmental, and in some instances, servicer measures to provide support to borrowers, including foreclosure and eviction moratoriums and forbearance programs, reduced referral volumes and inflows of REO. Further, COVID-19 pandemic related governmental restrictions and changing vendor and consumer behavior also impacted revenue. This impact was partially offset by stronger performance from the Company’s origination related businesses that benefited from lower interest rates for the year ended December 31, 2020. Across the Company’s three core businesses, service revenue from customers other than Ocwen, NRZ and RESI for the year ended December 31, 2020 grew by 9% compared to the year ended December 31, 2019, despite the COVID-19 pandemic impacts the Company began facing late in the first quarter of 2020. Compared to the year ended December 31, 2019, the increase is primarily from growth in our customer base and market share expansion. Service revenue from the origination businesses such as loan fulfillment, loan certification, title, settlement and valuation services in Mortgage and Real Estate Solutions, excluding our construction risk mitigation business that was impacted by the pandemic, grew by 47% for the year ended December 31, 2020 compared to 2019. In the Marketplace and Field Services businesses, revenue from customers other than Ocwen and NRZ was relatively flat and the decline in service revenue was primarily driven by lower revenue from Ocwen’s declining servicing portfolio and the impact of the COVID-19 pandemic.
•During the second quarter of 2020, Ocwen informed us that an MSR investor instructed Ocwen to use a field services provider other than Altisource on properties associated with certain MSRs. Based upon the impacted portfolios to date and the designated service provider, Altisource believes that Ocwen received these directions from NRZ. We believe Ocwen commenced using another field services provider for these properties in July 2020 and continued to transition services during the third quarter of 2020. We believe that the transition to the replacement field service provider was largely completed as of September 30, 2020. We estimate that $70.1 million, $150.2 million and $171.0 million of service revenue from Ocwen for the years ended December 31, 2020, 2019 and 2018, respectively, was derived from Field Services referrals from the NRZ portfolios. Ocwen also communicated to Altisource in the fourth quarter of 2020 that the same investor instructed Ocwen to use a provider for default valuations and certain default title services other than Altisource on properties associated with such certain MSRs and commenced moving these referrals to other service providers in the fourth quarter of 2020. We anticipate that the transition of such default valuations and title services will continue during the course of 2021. We estimate that $18.2 million, $33.2 million and $40.1 million of service revenue from Ocwen for the years ended December 31, 2020, 2019 and 2018, respectively, was derived from default valuations and title services referrals from the NRZ portfolios. To address the reduction in revenue, Altisource is undertaking several measures to further reduce its cost structure and strengthen its operations.
•During the years ended December 31, 2020, 2019 and 2018 we recognized an unrealized gain (loss) of $4.0 million, $14.4 million and $(13.0) million, respectively, from the change in fair value on our investment in RESI in other income (expense), net in the consolidated statements of operations and comprehensive loss from a change in the market value of RESI common shares.
•In May 2019, the Company began selling its investment in RESI common stock. During the year ended December 31, 2019, the Company sold 0.7 million shares for net proceeds of $8.0 million. Between October 19, 2020 and November 23, 2020, the Company sold all of its remaining 3.5 million shares for net proceeds of $46.6 million. As required by our senior secured term loan agreement, the Company used the net proceeds to repay a portion of its senior secured term loan.
•In August 2018, Altisource initiated Project Catalyst, a project intended to optimize its operations and reduce costs to better align its cost structure with its anticipated revenues and improve its operating margins (finalized in 2020). During the years ended December 31, 2020, 2019 and 2018, Altisource incurred $12.0 million, $14.1 million and $11.6 million, respectively, of severance costs, professional services fees, facility consolidation costs, technology costs and business wind down costs related to the reorganization plan.
•On July 1, 2019, Altisource sold its Financial Services business, consisting of its post-charge-off consumer debt and mortgage charge-off collection services and customer relationship management services (the “Financial Services Business”) to Transworld Systems Inc. (“TSI”) for $44.0 million consisting of an upfront payment of $40.0 million, subject to a working capital adjustment (finalized during 2019) and transaction costs upon closing of the sale, and an additional $4.0 million payment on the one year anniversary of the sale closing. In connection with the sale, we recognized a $17.8 million pretax gain on sale for the year ended December 31, 2019. On July 1, 2020, the Company received net proceeds of $3.3 million representing TSI’s final installment payment less certain amounts owed to TSI. The parties also entered into a transition services agreement to provide for the management and orderly transition of certain services and technologies to TSI for periods ranging from 2 months to 13 months, subject to additional 3 month extensions. As of December 31, 2020, all of the transition services and technologies have been fully transitioned to TSI. On July 17, 2019, Altisource used $37.0 million of the net up-front payment to repay a portion of its senior secured term loan. For the years ended December 31, 2019 and 2018, service revenue from the Financial Services Business was $33.4 million and $64.1 million, respectively (no comparative amounts for the year ended December 31, 2020).
•In February 2019, Altisource and Ocwen entered into agreements that, among other things, facilitated Ocwen’s transition from REALServicing and related technologies to another mortgage servicing software platform. The transition was completed during 2019. For the years ended December 31, 2019 and 2018, service revenue from REALServicing and related technologies was $14.1 million and $35.1 million, respectively (no comparative amounts for the year ended December 31, 2020).
•In November 2018, the Company announced its plans to sell its short-term investments in real estate (“BRS Inventory”) and exit the Company’s BRS business. For the years ended December 31, 2019 and 2018, service revenue from BRS was $42.5 million and $61.2 million, respectively (no comparative amounts for the year ended December 31, 2020). In anticipation of receiving the majority of the proceeds from the sale of the BRS Inventory in 2019, the Company repaid $49.9 million of its senior secured term loan in the fourth quarter of 2018.
•In October 2019, the Company announced its plans to wind down and close the Owners.com business, which was completed by December 31, 2019. In connection with the wind down of the Owners.com business, the Company recognized a write-off of $5.9 million of goodwill and intangible assets in 2019 as well as wind down and severance costs. For the years ended December 31, 2019 and 2018, service revenue from Owners.com was $7.1 million and $8.6 million, respectively (no comparative amounts for the year ended December 31, 2020).
•Effective January 1, 2019, the Company implemented a new accounting standard on leases which required the recognition of operating leases by companies as operating lease liabilities on their balance sheets and also required the recognition of right-of-use assets. Adoption of this new standard resulted in the recognition of $42.1 million of right-of-use assets in right-of-use assets under operating leases, $45.5 million of operating lease liabilities ($16.7 million in other current liabilities and $28.8 million in other non-current liabilities) and reduced accrued rent and lease incentives by $3.4 million in accounts payable and accrued liabilities and other non-current liabilities on the accompanying consolidated balance sheets.
•On June 21, 2018, the United States Supreme Court rendered a 5-4 majority decision in South Dakota v. Wayfair, Inc., holding that a state may require a remote seller with no physical presence in the state to collect and remit sales tax on goods and services provided to purchasers in the state, overturning certain existing court precedent. During the year ended December 31, 2019, the Company completed the analysis of its services for potential exposure to sales tax in various jurisdictions in the United States. The Company recognized a $(2.7) million loss reimbursement, $0.3 million and $6.2 million net loss for the years ended December 31, 2020, 2019 and 2018, respectively, in selling, general and administrative (“SG&A”) expenses in the accompanying consolidated statements of operations and comprehensive loss. The Company began invoicing, collecting and remitting sales tax in applicable jurisdictions in 2019. Future changes in our estimated sales tax exposure could result in a material adjustment to our consolidated financial statements which would impact our financial condition and results of operations.
•In August 2018, the Company sold its rental property management business to RESI for total transaction proceeds of $18.0 million, $15.0 million of which was received on the closing date of August 8, 2018 and $3.0 million of which is to be received on the earlier of a RESI change of control or August 8, 2023. The Company recognized a $13.7 million pretax gain on the sale of this business during the year ended December 31, 2018 in the consolidated statements of operations and comprehensive income (loss) in connection with this transaction. For the year ended December 31, 2018, service revenue from the rental property management business was $4.2 million (no comparative amounts for the years ended December 31, 2019 and 2020). In addition, the Company used the proceeds received from the sale of the rental property management business to RESI to repay $15.0 million of the Term B Loans in 2018.
•On April 3, 2018, Altisource and its wholly-owned subsidiary, Altisource S.à r.l. entered into the Credit Agreement, pursuant to which, among other things, Altisource borrowed $412.0 million in the form of Term B Loans. Proceeds from the Term B Loans were used to repay the Company’s prior senior secured term loan. In connection with the refinancing, we recognized a loss of $(4.4) million from the write-off of unamortized debt issuance costs and debt discount for the year ended December 31, 2018. The comparative average interest rates under the Credit Agreement for the Term B Loans and the prior credit agreement were 5.3%, 6.4% and 6.0% for the years ended December 31, 2020, 2019 and 2018, respectively.
•The Company recognized an income tax provision of $8.6 million for the year ended December 31, 2020. The income tax provision on losses before income taxes and non-controlling interests for the year ended December 31, 2020 was primarily driven by income in our US and other foreign operations from transfer pricing on services provided to our Luxembourg operating company, no tax benefit on the pretax losses from our Luxembourg operating company for the year ended December 31, 2020 and tax expense on unrepatriated earnings in India, partially offset by lower transfer pricing rates due to the COVID-19 pandemic.
•The Company recognized an income tax provision of $318.3 million for the year ended December 31, 2019, which included an increase in the valuation allowance in connection with Luxembourg net operating loss (“NOL”) carryforward of $291.5 million, the impact of a decrease in the Luxembourg statutory income tax rate on deferred taxes of $14.0 million and foreign income tax reserves of $5.6 million. The resulting effective tax rate differs from Luxembourg statutory income tax rate of 24.9% principally as a result of the increase in the valuation allowance, the impact of the decrease in the Luxembourg statutory income tax rate on deferred taxes and foreign income tax reserves discussed above and the jurisdictional mix of income before income taxes and non-controlling interest. Certain of the Company’s India subsidiaries generated taxable income based on cost plus transfer pricing to our Luxembourg subsidiary for their services and certain US and Luxembourg subsidiaries generated taxable losses that did not result in a tax benefit due to a valuation allowance applied to the tax benefit.
•The Company’s effective income tax rate for the year ended December 31, 2018 was 292.9%, which differs from the Luxembourg statutory income tax rate of 26.0%. In 2018, the Company’s effective income tax rate was unusually high because certain of the Company’s India and United States subsidiaries generated taxable income based on cost plus transfer pricing to our Luxembourg subsidiary for their services and the Luxembourg subsidiary incurred a taxable loss. As these jurisdictions have different effective income tax rates (i.e., India has a higher effective income tax rate than Luxembourg), and because of a $1.6 million foreign income tax reserve (and related interest), the Company recognized consolidated income tax expense that was greater than income before income taxes and non-controlling interest.

RESULTS OF OPERATIONS
Following is a discussion of our results of operations for the years ended December 31, 2020, 2019 and 2018.
The following table sets forth information on our consolidated results of operations for the years ended December 31:

(in thousands, except per share data)	2020	% Increase (decrease)	2019	% Increase (decrease)	2018

Service revenue	$347,313	(44)	$621,866	(23)	$805,480
Reimbursable expenses	16,285	(33)	24,172	(20)	30,039
Non-controlling interests	1,949	(25)	2,613	(3)	2,683
Total Revenue	365,547	(44)	648,651	(23)	838,202
Cost of Revenue	305,194	(38)	493,256	(21)	622,165
Gross profit	60,353	(61)	155,395	(28)	216,037
Operating expenses (income):
Selling, general and administrative expenses	92,736	(34)	141,076	(20)	175,670
Gain on sale of businesses	—	(100)	(17,814)	30	(13,688)
Restructuring charges	11,972	(15)	14,080	22	11,560
(Loss) income from operations	(44,355)	(346)	18,053	(58)	42,495
Other income (expense), net:
Interest expense	(17,730)	(17)	(21,393)	(19)	(26,254)
Unrealized gain (loss) on investment in equity securities	4,004	(72)	14,431	211	(12,972)
Other income (expense), net	375	(72)	1,348	172	(1,870)
Total other income (expense), net	(13,351)	138	(5,614)	(86)	(41,096)

(Loss) income before income taxes and non-controlling interests	(57,706)	N/M	12,439	N/M	1,399
Income tax provision	(8,609)	(97)	(318,296)	N/M	(4,098)

Net loss	(66,315)	(78)	(305,857)	N/M	(2,699)
Net income attributable to non-controlling interests	(841)	(60)	(2,112)	(21)	(2,683)

Net loss attributable to Altisource	$(67,156)	(78)	$(307,969)	N/M	$(5,382)

Margins:
Gross profit/service revenue	17%		25%		27%
(Loss) income from operations/service revenue	(13)%		3%		5%

Loss per share:
Basic	$(4.31)	(78)	$(19.26)	N/M	$(0.32)
Diluted	$(4.31)	(78)	$(19.26)	N/M	$(0.32)

Weighted average shares outstanding:
Basic	15,598	(2)	15,991	(6)	17,073
Diluted	15,598	(2)	15,991	(6)	17,073
_____________________________________
N/M — not meaningful.

Certain non-GAAP financial measures for the years ended December 31:

(in thousands, except per share data)	2020	% Increase (decrease)	2019	% Increase (decrease)	2018

Non-GAAP Financial Measures(1)
Adjusted net (loss) income attributable to Altisource	$(29,121)	(234)	$21,802	(49)	$42,609
Adjusted diluted (loss) earnings per share	$(1.87)	(240)	$1.34	(45)	$2.43
Adjusted EBITDA	$10,243	(86)	$70,800	(40)	$118,279
_____________________________________
(1)    These are non-GAAP measures that are defined and reconciled to the corresponding GAAP measures on pages 28 to 33.
Revenue
Revenue by line of business consists of the following for the years ended December 31:

(in thousands, except per share data)	2020	% Increase (decrease)	2019	% Increase (decrease)	2018

Service revenue:
Field Services	$157,100	(42)	$271,924	(8)	$296,343
Marketplace	82,189	(35)	127,093	(32)	186,620
Mortgage and Real Estate Solutions	103,906	(11)	116,194	(10)	128,926
Earlier Stage Business	2,243	45	1,551	N/M	293
Other	1,875	(98)	105,104	(46)	193,298
Total service revenue	347,313	(44)	621,866	(23)	805,480

Reimbursable expenses:
Field Services	4,344	(53)	9,290	(56)	21,083
Marketplace	8,331	(23)	10,819	183	3,817
Mortgage and Real Estate Solutions	3,610	(7)	3,873	(21)	4,900
Other	—	(100)	190	(21)	239
Total reimbursable expenses	16,285	(33)	24,172	(20)	30,039

Non-controlling interests:
Mortgage and Real Estate Solutions	1,949	(25)	2,613	(3)	2,683

Total revenue	$365,547	(44)	$648,651	(23)	$838,202
N/M — not meaningful.
2020 service revenue of $347.3 million was 44% lower than 2019 primarily from COVID-19 pandemic related foreclosure and eviction moratoriums and borrower forbearance plans, an MSR investor’s instructions to Ocwen to transition field services, title and valuation referrals historically provided to Altisource to the MSR investor’s captive vendors, a higher percentage of a customer’s homes sold at the foreclosure auction (this reduces our REO auction, brokerage, field services and title service revenue) and the 2019 sale, discontinuation and exit from certain businesses, partially offset by an increase in revenue from customers other than Ocwen, NRZ and RESI.
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
We recognized reimbursable expense revenue of $16.3 million for the year ended December 31, 2020, a 33% decrease compared to the year ended December 31, 2019. We recognized reimbursable expense revenue of $24.2 million for the year ended December 31, 2019, a 20% decrease compared to the year ended December 31, 2018. The decreases in reimbursable expense revenue for the years ended December 31, 2020 and 2019 were primarily for the reasons discussed in service revenue above, partially offset by increases in reimbursable expense revenue for a new early stage disposition service offering (cash for keys program and evictions) initiated in June 2019 in Marketplace and, for the year ended December 2020, an increase in certain title and foreclosure trustee volumes in Mortgage and Real Estate Solutions.
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
Cost of revenue consists of the following for the years ended December 31:

(in thousands)	2020	% Increase (decrease)	2019	% Increase (decrease)	2018

Compensation and benefits	$94,365	(30)	$135,502	(32)	$200,486
Outside fees and services	146,322	(39)	240,796	(14)	278,380
Technology and telecommunications	35,912	(1)	36,302	(13)	41,588
Reimbursable expenses	16,285	(33)	24,172	(20)	30,039
Depreciation and amortization	12,310	(10)	13,721	(43)	24,013
Cost of real estate sold	—	(100)	42,763	(10)	47,659

Total	$305,194	(38)	$493,256	(21)	$622,165
We recognized cost of revenue of $305.2 million for the year ended December 31, 2020, a 38% decrease compared to the year ended December 31, 2019. The decreases in compensation and benefits, outside fees and services and cost of real estate sold were primarily driven by lower service revenue in Field Services and Marketplace businesses, the July 1, 2019 sale of the Financial Services Business, the discontinuation of the BRS business and the wind down of Owners.com, discussed in the revenue section above. Compensation and benefits also decreased due to lower headcount and temporary reductions in compensation in connection with cash cost savings measures initiated in the second quarter of 2020 in response to the COVID-19 pandemic related decreases in service revenue discussed in the revenue section above and as a result of the Project Catalyst reorganization. The decreases in reimbursable expenses were consistent with the changes in reimbursable expense revenue discussed in the revenue section above.
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
Gross profit decreased to $60.4 million, representing 17% of service revenue, for the year ended December 31, 2020 compared to $155.4 million, representing 25% of service revenue, for the year ended December 31, 2019. Gross profit as a percentage of service revenue in 2020 decreased compared to 2019, primarily due to revenue mix with lower revenue from the higher margin Marketplace business, lower gross margin in the Field Services business, the impact of the July 1, 2019 sale of the Financial Services Business and higher revenue from the 2019 sale of the BRS Inventory that resulted in a $1.8 million loss. These decreases were partially offset by our COVID-19 pandemic cost savings measures, Project Catalyst cost reduction initiatives.

Gross profit decreased to $155.4 million, representing 25% of service revenue, for the year ended December 31, 2019 compared to $216.0 million, representing 27% of service revenue, for the year ended December 31, 2018. Gross profit as a percentage of service revenue in 2019 decreased compared to 2018, primarily due to revenue mix with lower revenue from the higher margin Marketplace business. The revenue mix change was partially impacted by Ocwen's servicing system transition, as discussed above. Absent the transition, we believe we would have had substantially higher Hubzu sale conversion rates generating more revenue at higher margins. These decreases were partially offset by our Project Catalyst cost reduction initiatives.
Selling, General and Administrative Expenses
SG&A includes payroll for personnel employed in executive, sales and marketing, finance, law, compliance, human resources, vendor management, facilities and risk management roles. This category also includes professional services fees, occupancy costs, marketing costs, depreciation and amortization of non-operating assets and other expenses.
SG&A expenses consist of the following for the years ended December 31:

(in thousands)	2020	% Increase (decrease)	2019	% Increase (decrease)	2018

Compensation and benefits	$35,521	(29)	$49,875	(2)	$51,043
Occupancy related costs	19,363	(26)	26,042	(16)	30,851
Amortization of intangible assets	14,720	(23)	19,021	(33)	28,412
Professional services	11,444	(24)	14,975	(12)	16,950
Marketing costs	3,325	(70)	11,212	(24)	14,707
Depreciation and amortization	2,580	(46)	4,788	(29)	6,786
Other	5,783	(62)	15,163	(44)	26,921

Selling, general and administrative expenses	$92,736	(34)	$141,076	(20)	$175,670
SG&A for the year ended December 31, 2020 of $92.7 million decreased by 34% compared to the year ended December 31, 2019. The decreases were primarily driven by lower compensation and benefits, occupancy related costs, marketing costs and Other expenses. Compensation and benefits decreased as we reduced headcount and temporarily reduced compensation as part of our COVID-19 pandemic cost savings measures and Project Catalyst cost reduction initiatives. The decrease in occupancy related costs primarily resulted from the July 1, 2019 sale of the Financial Services Business and facility consolidation initiatives. The decrease in marketing costs was primarily driven by the wind down of Owners.com in the fourth quarter of 2019. Other expenses decreased primarily due to lower travel and entertainment costs driven by lower headcount and COVID-19 pandemic travel restrictions, billings to TSI for transition services and higher net sales tax loss reimbursements, partially offset by higher bad debt expense. In addition, the decrease in amortization of intangible assets for the year ended December 31, 2020 was driven by the completion of the amortization period of certain intangible assets during 2019, the July 1, 2019 sale of the Financial Services Business and lower revenue generated from the Homeward Residential, Inc. (“Homeward”) and Residential Capital, LLC (“ResCap”) portfolios (revenue-based amortization) consistent with the reduction in the size of Ocwen’s portfolio, discussed in the revenue section above.
SG&A for the year ended December 31, 2019 of $141.1 million decreased by 20% compared to the year ended December 31, 2018. The decrease was primarily driven by lower amortization of intangible assets and Other expenses. The decrease in amortization of intangible assets was driven by lower revenue generated by the Homeward and ResCap portfolios consistent with the reduction in the size of Ocwen’s portfolio, discussed in the revenue section above, and the July 1, 2019 sale of the Financial Services Business. Other expenses decreased primarily due to a $6.2 million contingent loss accrual for sales tax exposure in the United States recognized in 2018, lower travel and entertainment costs driven by lower headcount and lower bad debt expense.

Other Operating Expenses (Income)
Other operating expenses (income) include the gain on sale of businesses and restructuring charges.
Other operating expenses (income) consist of the following for the years ended December 31:

(in thousands)	2020	% Increase (decrease)	2019	% Increase (decrease)	2018

Gain on sale of businesses	$—	(100)	$(17,814)	30	$(13,688)
Restructuring charges	11,972	(15)	14,080	22	11,560

Other operating expenses (income), net	$11,972	421	$(3,734)	75	$(2,128)
On July 1, 2019, we sold the Financial Services Business to TSI for $44.0 million consisting of an up-front payment of $40.0 million, subject to a working capital adjustment (finalized in 2019) and transaction costs upon closing of the sale, and an additional $4.0 million payment on the one year anniversary of the sale closing. On July 1, 2020, the Company received net proceeds of $3.3 million representing TSI’s final installment payment less certain amounts owed to TSI. In connection with the sale, we recognized a $17.8 million pretax gain on sale for the year ended December 31, 2019.
In August 2018, we sold our rental property management business to RESI for total transaction proceeds of $18.0 million, $15.0 million of which was received on the closing date of August 8, 2018 and $3.0 million of which is to be received on the earlier of a RESI change of control or August 8, 2023. In connection with the sale, we recognized a $13.7 million pretax gain on sale for the year ended December 31, 2018. On October 19, 2020, RESI announced that it had entered into a definitive merger agreement to sell RESI. The merger closed on January 11, 2021 and the Company subsequently received the $3.0 million payment.
In August 2018, Altisource initiated Project Catalyst, a project intended to optimize its operations and reduce costs to better align its cost structure with its anticipated revenues and improve its operating margins (finalized in 2020). During the years ended December 31, 2020, 2019 and 2018, we incurred $12.0 million, $14.1 million and $11.6 million, respectively, of severance costs, professional services fees, facility consolidation costs, technology costs and business wind down costs related to the reorganization plan.
Income from Operations
Income from operations decreased to a loss of $(44.4) million, representing (13)% of service revenue, for the year ended December 31, 2020 compared to $18.1 million, representing 3% of service revenue, for the year ended December 31, 2019. Income from operations as a percentage of service revenue decreased for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily as a result of lower gross profit and a higher gain on the sale of business during the year ended December 31, 2019, partially offset by lower SG&A expenses, as discussed above.
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
Other income (expense), net was $(13.4) million for the year ended December 31, 2020 compared to $(5.6) million for the year ended December 31, 2019. The increase in other expense for the year ended December 31, 2020 was primarily driven by a $4.0 million unrealized gain on our investment in RESI common shares in 2020 compared to $14.4 million in 2019. The increase in other expense was partially offset by lower interest expense during the year ended December 31, 2020. Interest expense decreased primarily due to lower average outstanding balances of the senior secured term loan as a result of repayments during

2020 and 2019 and lower interest rates. For the year ended December 31, 2020, the interest rate of the senior secured term loan was 5.3% compared to 6.4% for the year ended December 31, 2019.
Other income (expense), net for the year ended December 31, 2019 of $(5.6) million decreased by 86% compared to the year ended December 31, 2018. The decrease in other expense for the year ended December 31, 2019 was primarily driven by a $14.4 million unrealized gain on our investment in RESI in 2019 compared to a $(13.0) million unrealized loss on our investment in RESI in 2018. In addition, on April 3, 2018, Altisource and its wholly-owned subsidiary, Altisource S.à r.l. entered into the Credit Agreement, pursuant to which, among other things, Altisource borrowed $412.0 million in the form of Term B Loans. Proceeds from the Term B Loans were used to repay the Company’s prior senior secured term loan. In connection with the refinancing, we recognized a loss of $(4.4) million from the write-off of unamortized debt issuance costs and debt discount for the year ended December 31, 2018. Interest expense was lower for the year ended December 31, 2019 primarily due to lower average outstanding balances of the senior secured term loan as a result of repayments.
Income Tax (Provision) Benefit
We recognized an income tax provision of $8.6 million, $318.3 million and $4.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The Company recognized an income tax provision of $8.6 million for the year ended December 31, 2020. The income tax provision on losses before income taxes and non-controlling interests for the year ended December 31, 2020 was primarily driven by income in our US and other foreign operations from transfer pricing on services provided to our Luxembourg operating company, no tax benefit on the pretax losses from our Luxembourg operating company for the year ended December 31, 2020 and tax expense on unrepatriated earnings in India, partially offset by lower transfer pricing rates due to the COVID-19 pandemic.
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

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary source of liquidity has historically been cash flow from operations, cash proceeds from sales of businesses and cash on hand. However, due to the COVID-19 pandemic and an MSR investor’s instructions to Ocwen to transition field services, valuation and title services to the investor's captive service providers, revenue has declined significantly. The lower revenue, partially offset by cost savings initiatives, resulted in negative operating cash flow from operations for the year ended December 31, 2020. To address our current operating environment, we plan to continue our cost reduction initiatives to reduce cash burn. We anticipate that referral volumes from delinquent mortgages will increase following the expiration of the foreclosure moratoriums. We seek to deploy cash generated in a disciplined manner. Principally, we intend to use cash to develop and grow complementary services and businesses that we believe will generate attractive margins in line with our core capabilities and strategy. We use cash for repayments of our long-term debt and capital investments. We anticipate that we may use cash from time to time to repurchase shares of our common stock. In addition, we consider and evaluate business acquisitions, dispositions, closures or other similar actions from time to time that are aligned with our strategy.
Credit Agreement
In April 3, 2018, Altisource entered into the Credit Agreement pursuant to which Altisource borrowed $412.0 million in the form of Term B Loans and obtained a $15.0 million revolving credit facility. The Term B Loans mature in April 2024 and the revolving credit facility matures in April 2023. As of December 31, 2020, $247.2 million of the Term B Loans were outstanding. Borrowings under the revolving credit facility are not permitted if our leverage ratio exceeds to 3.50 to 1.00. Our leverage ratio exceeded 3.50 to 1.00 during the year ended December 31, 2020. There were no borrowings outstanding under the revolving credit facility as of December 31, 2020.
There are no mandatory repayments of the Term B Loans due until maturity in April 2024. All amounts outstanding under the Term B Loans will become due on the earlier of (i) April 3, 2024, and (ii) the date on which the loans are declared to be due and owing by the administrative agent at the request (or with the consent) of the Required Lenders (as defined in the Credit Agreement; other capitalized terms, unless defined herein, are defined in the Credit Agreement) or as otherwise provided in the Credit Agreement upon the occurrence of any event of default.
In addition to the scheduled principal payments, subject to certain exceptions, the Term B Loans are subject to mandatory prepayment upon issuances of debt, certain casualty and condemnation events and sales of assets, as well as from a percentage of Consolidated Excess Cash Flow if our leverage ratio as of each year-end computation date is greater than 3.00 to 1.00, as calculated in accordance with the provisions of the Credit Agreement (the percentage increases if our leverage ratio exceeds 3.50 to 1.00). Our leverage ratio exceeded 3.50 to 1.00 during the year ended December 31, 2020. However, because the Company did not generate any Consolidated Excess Cash Flow in 2020, no amounts are due under this provision.
The interest rate on the Term B Loans as of December 31, 2020 was 5.00%.
Altisource may incur incremental indebtedness under the Credit Agreement from one or more incremental lenders, which may include existing lenders, in an aggregate incremental principal amount not to exceed $125.0 million, subject to certain conditions set forth in the Credit Agreement, including a sublimit of $80.0 million with respect to incremental revolving credit commitments and, after giving effect to the incremental borrowing, the Company’s leverage ratio does not exceed 3.00 to 1.00. Our leverage ratio exceeded 3.00 to 1.00 during the year ended December 31, 2020. The lenders have no obligation to provide any incremental indebtedness.
The Credit Agreement includes covenants that restrict or limit, among other things, our ability, subject to certain exceptions and baskets, to incur additional debt, pay dividends and repurchase shares of our common stock. In the event we require additional liquidity, our ability to obtain it may be limited by the Credit Agreement.

Cash Flows
The following table presents our cash flows for the years ended December 31:

(in thousands)	2020	% Increase (decrease)	2019	% Increase (decrease)	2018

Net (loss) income adjusted for non-cash items	$(13,541)	(135)	$39,182	(46)	$72,510
Changes in operating assets and liabilities	(8,860)	(218)	7,506	283	(4,108)
Cash flows (used in) provided by operating activities	(22,401)	(148)	46,688	(32)	68,402
Cash flows provided by investing activities	47,224	5	44,887	305	11,084
Cash flows used in financing activities	(49,310)	29	(69,038)	44	(124,283)
Net (decrease) increase in cash, cash equivalents and restricted cash	(24,487)	(209)	22,537	150	(44,797)
Cash, cash equivalents and restricted cash at the beginning of the period	86,583	35	64,046	(41)	108,843

Cash, cash equivalents and restricted cash at the end of the period	$62,096	(28)	$86,583	35	$64,046
Cash Flows from Operating Activities
Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net income. For the year ended December 31, 2020, cash flows used in operating activities were $(22.4) million, or approximately $(0.06) for every dollar of service revenue, compared to cash flows provided by operating activities of $46.7 million, or approximately $0.08 for every dollar of service revenue, for the year ended December 31, 2019 and $68.4 million of cash flows from operating activities, or approximately $0.08 for every dollar of service revenue, for the year ended December 31, 2018. During the year ended December 31, 2020, the decrease in cash provided by operating activities was driven by a $52.7 million increase in net loss, adjusted for non-cash items, and lower cash provided by changes in operating assets and liabilities of $16.4 million. The increase in net loss, adjusted for non-cash items, was primarily due to lower gross profit during the year ended December 31, 2020 from lower service revenue driven by the COVID-19 pandemic, reduced customer volumes and the July 1, 2019 sale of the Financial Services Business, partially offset by decreases in expenses as a result of COVID-19 pandemic cash cost savings measures, the Project Catalyst cost reduction initiatives and lower SG&A expenses. The decrease in cash provided by changes in operating assets and liabilities was primarily driven by a decrease in short-term investments in real estate of $39.9 million during the year ended December 31, 2019 related to the sale of the majority of the remaining BRS Inventory. The decrease in cash provided by changes in operating assets and liabilities was largely offset by a decrease in accounts receivable of $15.0 million for the year ended December 31, 2020 compared to an increase in accounts receivable of $12.2 million during the year ended December 31, 2019, largely driven by the timing of collections, a decrease in cash used for changes in operating assets and liabilities driven by $6.9 million of payments of sales tax accruals during the first quarter of 2019 and lower cash payments for annual incentive compensation bonuses in the first quarter of 2020 by $7.3 million. During 2019, accounts receivable increased in part as a result of delays in receiving payments from Ocwen in connection with Ocwen’s transition to another mortgage servicing software platform.
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
Cash Flows from Investing Activities
Cash flows from investing activities generally include additions to premises and equipment, acquisitions and sales of businesses, and sales of equity securities. Cash flows provided by investing activities were $47.2 million, $44.9 million and $11.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. Cash flows from investing activities included $3.3 million and $38.6 million in proceeds from the sale of the Financial Services Business for 2020 and 2019, respectively, and, in 2018, $15.0 million in proceeds from the sale of the rental property management business to RESI. In addition, we sold 3.5 million and 0.7 million shares of RESI stock for net proceeds of $46.6 million and $8.0 million for 2020 and 2019, respectively. We used $2.7 million, $2.2 million and $3.9 million for the years ended December 31, 2020, 2019 and 2018, respectively, for additions to premises and equipment primarily related to investments in the development of certain software applications, IT infrastructure and facility improvements.
Cash Flows from Financing Activities
Cash flows from financing activities primarily include activities associated with long-term debt issuances, debt repayments, debt issuance costs, proceeds from stock option exercises, the purchase of treasury shares, distributions to non-controlling interests and payments of tax withholdings on issuance of restricted share units and restricted shares. Cash flows used in financing activities were $(49.3) million, $(69.0) million and $(124.3) million for the years ended December 31, 2020, 2019 and 2018, respectively. We used $(46.6) million and $(45.0) million in 2020 and 2019, respectively, for repayments of long-term debt, largely from proceeds from the sale of RESI common shares and the sale of the Financial Services Business, $(84.0) million in 2018 to refinance and reduce our debt, including debt issuance costs and repayments. We received proceeds from stock option exercises of $0.4 million and $3.6 million for the years ended December 31, 2019 and 2018, respectively (no comparative amount for the year ended December 31, 2020). We also used $(20.0) million and $(40.4) million to repurchase shares of our common stock for the years ended December 31, 2019 and 2018, respectively (no comparative amount for the year ended December 31, 2020). We distributed $(1.1) million to non-controlling interests for the years ended December 31, 2020 and $(2.8) million in each of the years ended December 31, 2019 and 2018. In addition, we made payments of $(1.6) million, $(1.7) million and $(0.8) million for the years ended December 31, 2020, 2019 and 2018, respectively, to satisfy employee tax withholding obligations on the issuance of restricted shares. These payments were made to tax authorities, at the employees’ direction, to satisfy the employees’ tax obligations rather than issuing a portion of vested restricted shares to employees.
Liquidity Requirements after December 31, 2020
Our significant future liquidity obligations primarily pertain to long-term debt repayments and interest expense under the Credit Agreement (see Liquidity section above), lease payments and distributions to Lenders One members. During the next 12 months, we expect to pay $12.4 million of interest expense (assuming no further principal repayments and the December 31, 2020 interest rate) under the Credit Agreement and make lease payments of $8.3 million.
We believe that our existing cash and cash equivalents balances, our anticipated cash flows from operations and availability under our revolving credit facility will be sufficient to meet our liquidity needs, including to fund operating expenses, required interest and lease payments, for the next 12 months.
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
Descriptions of our principal revenue generating activities are as follows:
Core Businesses
Field Services
•For property preservation and inspection services and payment management technologies, we recognize transactional revenue when the service is provided.
•For vendor management transactions and our vendor management oversight SaaS platform, we recognize revenue over the period during which we perform the services.
•Reimbursable expenses revenue related to our property preservation and inspection services is included in revenue with an equal amount recognized in cost of revenue. These amounts are recognized on a gross basis, principally because generally we have control over selection of vendors and the vendor relationships are with us, rather than with our customers.
Marketplace
•For the real estate auction platform, real estate auction and real estate brokerage services, we recognize revenue on a net basis (i.e., the commission on the sale) as we perform services as an agent without assuming the risks and rewards of ownership of the asset and the commission earned on the sale is a fixed percentage or amount.
•For SaaS based technology to manage REO, short sales, foreclosure, bankruptcy and eviction processes, we recognize revenue over the estimated average number of months the REO are on the platform. We generally recognize revenue for professional services over the contract period.
•Reimbursable expenses revenue related to our real estate sales is included in revenue with an equal amount recognized in cost of revenue. These amounts are recognized on a gross basis, principally because generally we have control over selection of vendors and the vendor relationships are with us, rather than with our customers.
Mortgage and Real Estate Solutions
•For the majority of the services we provide, we recognize transactional revenue when the service is provided.
•For loan disbursement processing services, we recognize revenue over the period during which we perform the processing services with full recognition upon completion of the disbursements. For foreclosure trustee services, we recognize revenue over the period during which we perform the related services, with full recognition upon completion and/or recording the related foreclosure deed. We use judgment to determine the period over which we recognize revenue for certain of these services.
•Reimbursable expenses revenue related to our title and foreclosure trustee services businesses is included in revenue with an equal amount recognized in cost of revenue. These amounts are recognized on a gross basis, principally because generally we have control over selection of vendors and the vendor relationships are with us, rather than with our customers.
Other Businesses
Earlier Stage Business
•For our customer journey analytics platform, we recognize revenue primarily based on subscription fees. We recognize revenue associated with implementation services and maintenance services ratably over the contract term.
Other
•For our Financial Services business (sold on July 1, 2019), we generally earned fees for our post-charge-off consumer debt collection services as a percentage of the amount we collected on delinquent consumer receivables and recognized revenue following collection from the borrowers. For mortgage charge-off collections performed on behalf of our clients, we recognized revenue as a percentage of amounts collected following collection from the borrowers. We provided customer relationship management services for which we typically earned and recognized revenue on a per-person, per-call or per-minute basis as the related services were performed.

•For loan servicing technologies, we recognized revenue based on the number of loans on the system. We generally recognized revenue from professional services over the contract period.
•For short-term investments in real estate (wind down completed in 2019), we recognized revenue associated with our sales of short-term investments in real estate on a gross basis (i.e., the selling price of the property) as we assumed the risks and rewards of ownership of the asset.
•For our consumer real estate brokerage (discontinued in the fourth quarter of 2019), we recognized revenue on a net basis (i.e., the commission on the sale) as we performed services as an agent without assuming the risks and rewards of ownership of the asset and the commission earned on the sale was a fixed percentage or amount.
Goodwill and Identifiable Intangible Assets
Goodwill
We evaluate goodwill for impairment annually during the fourth quarter or more frequently when an event occurs or circumstances change in a manner that indicates the carrying value may not be recoverable. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether we need to perform the quantitative goodwill impairment test. Only if we determine, based on qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying value will we calculate the fair value of the reporting unit. We estimate the fair value of the reporting units using discounted cash flows and market comparisons. The discounted cash flow method is based on the present value of projected cash flows. Forecasts of future cash flows are based on our estimate of future sales and operating expenses, based primarily on estimated pricing, sales volumes, market segment share, cost trends and general economic conditions. The estimated cash flows are discounted using a rate that represents our weighted average cost of capital. The market comparisons include an analysis of revenue and earnings multiples of guideline public companies compared to the Company.
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
We hold customers’ assets in escrow accounts at various financial institutions pending completion of certain real estate activities. These amounts are held in escrow accounts for limited periods of time and are not included in the consolidated balance sheets. Amounts held in escrow accounts were $20.0 million and $12.3 million as of December 31, 2020 and 2019, respectively.
Contractual Obligations, Commitments and Contingencies
Our long-term contractual obligations generally include our long-term debt and operating lease payments on certain of our premises and equipment. The following table sets forth information relating to our contractual obligations as of December 31, 2020:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Senior secured term loan	$247,204	$—	$—	$247,204	$—
Non-cancelable operating lease obligations	22,204	8,268	10,436	3,500	—
Contractual interest payments(1)	40,239	12,360	24,720	3,159	—

Total	$309,647	$20,628	$35,156	$253,863	$—
______________________________________
(1)    Represents estimated future interest payments on our Credit Agreement based on the interest rate as of December 31, 2020.
For further information, see Note 14 and Note 25 to the consolidated financial statements.
Customer Concentration
Ocwen
Revenue from Ocwen primarily consists of revenue earned from the loan portfolios serviced and subserviced by Ocwen when Ocwen engages us as the service provider, and revenue earned directly from Ocwen, pursuant to the Ocwen Services Agreements. For the years ended December 31, 2020, 2019 and 2018, we recognized revenue from Ocwen of $197.8 million, $362.7 million and $437.4 million, respectively. Revenue from Ocwen as a percentage of consolidated revenue was 54%, 56% and 52% for the years ended December 31, 2020, 2019 and 2018, respectively.
We earn additional revenue related to the portfolios serviced and subserviced by Ocwen when a party other than Ocwen or the MSR owner selects Altisource as the service provider. For the years ended December 31, 2020, 2019 and 2018, we recognized revenue of $23.8 million, $37.5 million and $47.1 million, respectively, related to the portfolios serviced by Ocwen when a party other than Ocwen or the MSR owner selected Altisource as the service provider. These amounts are not included in deriving revenue from Ocwen and revenue from Ocwen as a percentage of revenue discussed above.
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
During the second quarter of 2020, Ocwen informed us that an MSR investor instructed Ocwen to use a field services provider other than Altisource on properties associated with certain MSRs. Based upon the impacted portfolios to date and the designated service provider, Altisource believes that Ocwen received these directions from NRZ. We believe Ocwen commenced using another field services provider for these properties in July 2020 and continued to transition services during the third quarter of 2020. We believe that the transition to the replacement field service provider was largely completed as of September 30, 2020. We estimate that $70.1 million, $150.2 million and $171.0 million of service revenue from Ocwen for the years ended December 31, 2020, 2019 and 2018, respectively, was derived from Field Services referrals from the NRZ portfolios. Ocwen also communicated to Altisource in the fourth quarter of 2020 that the same investor instructed Ocwen to use a provider for default valuations and certain default title services other than Altisource on properties associated with such certain MSRs and commenced moving these referrals to other service providers in the fourth quarter of 2020. We anticipate that the transition of such default valuations and title services will continue during the course of 2021. We estimate that $18.2 million, $33.2 million and $40.1 million of service revenue from Ocwen for the years ended December 31, 2020, 2019 and 2018, respectively, was derived from default valuations and title services referrals from the NRZ portfolios. Altisource believes that any action taken by Ocwen to redirect these service referrals breaches Altisource's agreement with Ocwen. We are currently in discussions with Ocwen to address this matter, and have reserved all of our rights with respect to this matter.
To address the reduction in revenue, Altisource is undertaking several measures to further reduce its cost structure and strengthen its operations.
As of December 31, 2020, accounts receivable from Ocwen totaled $5.9 million, $5.1 million of which was billed and $0.8 million of which was unbilled. As of December 31, 2019, accounts receivable from Ocwen totaled $19.1 million, $15.7 million of which was billed and $3.4 million of which was unbilled.
NRZ
Ocwen has disclosed that NRZ is its largest client. As of December 31, 2020, NRZ MSRs or rights to MSRs relating to approximately 36% of loans serviced and subserviced by Ocwen (measured in UPB). In July 2017 and January 2018, Ocwen and NRZ entered into a series of agreements pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer from Ocwen to NRZ of Ocwen’s legal title to the Subject MSRs and under which Ocwen will subservice mortgage loans underlying the MSRs for an initial term of five years, subject to early termination rights.
On August 28, 2017, Altisource, through its licensed subsidiaries, entered into a Cooperative Brokerage Agreement with NRZ which extends through August 2025. Under this agreement and related amendments, Altisource remains the exclusive provider of brokerage services for REO associated with the Subject MSRs, irrespective of the subservicer, subject to certain limitations. NRZ’s brokerage subsidiary receives a cooperative brokerage commission on the sale of REO properties from these portfolios subject to certain exceptions.
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
For the years ended December 31, 2020, 2019 and 2018, we recognized revenue from NRZ of $8.6 million, $12.5 million and $28.7 million, respectively, under the Brokerage Agreement. For the years ended December 31, 2020, 2019 and 2018, we recognized additional revenue of $35.1 million, $60.0 million and $83.6 million, respectively, relating to the Subject MSRs when a party other than NRZ selects Altisource as the service provider.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Our financial market risk consists primarily of interest rate and foreign currency exchange rate risk.
Interest Rate Risk
As of December 31, 2020, the interest rate charged on the Term B Loan was 5.00%. The interest rate is calculated based on the Adjusted Eurodollar Rate (as defined in the senior secured term loan agreement) with a minimum floor of 1.00% plus 4.00%.
Based on the principal amount outstanding and the Adjusted Eurodollar Rate as of December 31, 2020, a one percentage point increase in the Eurodollar rate would increase our annual interest expense by approximately $2.5 million. There would be no decrease in our annual interest expense if there was a one percentage point decrease in the Eurodollar Rate, as a result of the 1.00% minimum floor.
Currency Exchange Risk
We are exposed to currency risk from potential changes in currency values of our non-United States dollar denominated expenses, assets, liabilities and cash flows. Our most significant currency exposure relates to the Indian rupee. Based on expenses incurred in Indian rupees for the year ended December 31, 2020, a one percentage point increase or decrease in value of the Indian rupee in relation to the United States dollar would increase or decrease our annual expenses by approximately $0.4 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Altisource Portfolio Solutions S.A.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Altisource Portfolio Solutions S.A. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2021 expressed an unqualified opinion.

Adoption of New Accounting Standards
As discussed in Note 25 to the financial statements, the Company changed its method of accounting for leases as a result of the adoption of Accounting Standards Codification (“ASC”) Topic 842, Leases, effective January 1, 2019, under the modified retrospective transition approach.
Emphasis of Concentration of Revenue and Uncertainties
As discussed in Note 3 to the financial statements, Ocwen Financial Corporation (“Ocwen”) is the Company’s largest customer. Ocwen purchases certain mortgage services from the Company under the terms of services agreements with terms extending through August 2025. Ocwen has disclosed that New Residential Investment Corp. (“NRZ”) is its largest client. In July 2017 and January 2018, Ocwen and NRZ entered into a series of agreements pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer from Ocwen to NRZ of Ocwen’s legal title to certain mortgage servicing rights (“MSRs”) and under which Ocwen will subservice mortgage loans underlying these MSRs for an initial term of five years. As discussed in Note 25 to the financial statements, NRZ can terminate its sub-servicing agreement with Ocwen in exchange for the payment of a termination fee. During the second quarter of 2020, Ocwen informed the Company that an MSR investor instructed Ocwen to use a field services provider other than the Company on properties associated with certain MSRs. Ocwen also communicated to the Company in the fourth quarter of 2020 that the same investor instructed Ocwen to use a provider for default valuations and certain title services other than the Company on properties associated with certain MSRs and commenced moving these referrals to other providers in the fourth quarter of 2020. Ocwen has disclosed that it is subject to a number of regulatory matters and may become subject to future adverse regulatory or other actions. The existence or outcome of Ocwen regulatory matters or the termination of the NRZ sub-servicing agreement with Ocwen may have significant adverse effects on Ocwen’s business and/or the Company’s continuing relationship with Ocwen. Note 25 also discusses potential events that could further significantly reduce the Company’s revenue.
Opinion on the Supplemental Information
The Schedule II - Valuation and Qualifying Accounts schedule listed in the index at Item 15 of the Form 10-K (the “valuation and qualifying accounts schedule”) has been subjected to audit procedures performed in conjunction with the audit of the Company’s financial statements. The valuation and qualifying accounts schedule is the responsibility of the Company’s management. Our audit procedures included determining whether the valuation and qualifying accounts schedule reconciles to the financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the valuation and qualifying accounts schedule. In forming our opinion on the valuation and qualifying accounts schedule, we evaluated whether the valuation and qualifying accounts schedule, including its form and content, is presented in conformity with accounting principles generally accepted in the United States of America. In our opinion, the valuation and qualifying accounts schedule is fairly stated, in all material respects, in relation to the financial statements as a whole.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Accounting for Income Taxes
As described further in Note 2 and Note 22 to the financial statements, the Company is subject to income taxes in Luxembourg, as well as in the United States and a number of other foreign jurisdictions. The application of tax laws to the Company’s operations can be complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in the application of tax laws to each of the different jurisdictions to determine the consolidated income tax expense. The application of different tax laws also requires judgment in evaluating tax positions including evaluating uncertainties under ASC Topic 740, Income Taxes, and complexities in determining the recoverability of deferred tax assets in both domestic and foreign jurisdictions, based on the weight of positive and negative evidence, which includes anticipated future reversals of deferred tax liabilities, projections of future taxable income, and tax planning strategies. We identified the evaluation of the accounting for income taxes as a critical audit matter.
The principal considerations for our determination that auditing income taxes is a critical audit matter included: (i) the specialized expertise and experience necessary in evaluating the completeness and valuation of the foreign tax provisions primarily due to the Company’s multinational presence in numerous foreign jurisdictions with varying complexity in tax laws and regulations; (ii) the subjective auditor judgment involved in evaluating the transfer pricing methodology and existence of the uncertain tax positions; (iii) the complex auditor judgment involved in evaluating the valuation of the Company’s identified uncertain tax positions; and (iv) the complex auditor judgment involved in evaluating the various forms of available positive and negative evidence regarding the recoverability of deferred tax assets, specifically due to the Company’s multinational presence.
The primary procedures we performed to address this critical audit matter included:
•Testing the design and operating effectiveness of certain internal controls over the Company’s income tax reporting process, including controls related to the identification and application of tax laws in different jurisdictions, the recoverability of deferred tax assets, and the identification and evaluation of significant assumptions used in determining the assessment of uncertain tax positions;
•Obtaining an understanding of the Company’s overall legal entity structure by reading and evaluating the Company’s organizational charts and associated documentation, including legal documents;
•Testing the income tax provision in each significant taxable jurisdiction, including performing procedures designed to test the completeness and accuracy of the permanent and temporary differences by obtaining an understanding of the tax laws applicable in the respective jurisdiction and evaluating communications with tax advisors and governmental taxing authorities, accounting records, tax returns, and other evidential documentation, including assessing the completeness and accuracy of the underlying data used by the Company in its calculations;

•Evaluating and testing the appropriateness of the methods and assumptions used in developing the Company’s estimate of the recoverability of its deferred tax assets and the identification and assessment of the valuation of uncertain tax positions in each of its taxable jurisdictions, including the determination of whether the methods were consistent with the requirements of U.S. GAAP, whether the data was appropriately used, and whether the significant assumptions were reasonable and appropriately applied within the methods.
In addition, we involved domestic and international tax professionals with specialized skills and knowledge who assisted in (1) obtaining an understanding of the tax laws in each respective jurisdiction; (2) assessing tax positions and transfer pricing studies; and (3) evaluating the Company’s interpretation of tax law and its assessment and measurement of certain tax uncertainties and expected outcomes by interpreting tax laws and evaluating and reading advice obtained from the Company’s external specialists as well as correspondence with governmental taxing authorities.

/s/ Mayer Hoffman McCann P.C.

We have served as the Company’s auditor since 2016.

March 11, 2021
Clearwater, Florida

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Altisource Portfolio Solutions S.A.:
Opinion on Internal Control Over Financial Reporting
We have audited Altisource Portfolio Solutions S.A. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2020, based on criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in 2013 Internal Control - Integrated Framework issued by the COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets and related consolidated statements of operations and comprehensive income (loss), consolidated statement of equity, cash flows and financial statement schedule as of December 31, 2020 and 2019 and for the three years in the period ended December 31, 2020 of the Company, and our report dated March 11, 2021, expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the change in the method of accounting for leases as a result of Accounting Standards Codification Topic 842, Leases, effective January 1, 2019, and an emphasis of matter paragraph regarding concentration of revenue and uncertainties with Ocwen Financial Corporation (“Ocwen”) and uncertainties faced by Ocwen.
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

/s/ Mayer Hoffman McCann P.C.

March 11, 2021
Clearwater, Florida

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$58,263	$82,741
Accounts receivable, net	22,413	43,615
Prepaid expenses and other current assets	19,479	15,214
Investment in equity securities	—	42,618
Total current assets	100,155	184,188

Premises and equipment, net	11,894	24,526
Right-of-use assets under operating leases	18,213	29,074
Goodwill	73,849	73,849
Intangible assets, net	46,326	61,046
Deferred tax assets, net	5,398	10,763
Other assets	9,850	10,810

Total assets	$265,685	$394,256

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$56,779	$67,671
Deferred revenue	5,461	5,183
Other current liabilities	9,305	14,724
Total current liabilities	71,545	87,578

Long-term debt	242,656	287,882
Deferred tax liabilities, net	8,801	9,137
Other non-current liabilities	25,239	31,016

Commitments, contingencies and regulatory matters (Note 25)

Equity (deficit):
Common stock ($1.00 par value; 100,000 shares authorized, 25,413 issued and 15,664 outstanding as of December 31, 2020; 15,454 outstanding as of December 31, 2019)	25,413	25,413
Additional paid-in capital	141,473	133,669
Retained earnings	190,383	272,026
Treasury stock, at cost (9,749 shares as of December 31, 2020 and 9,959 shares as of December 31, 2019)	(441,034)	(453,934)
Altisource deficit	(83,765)	(22,826)

Non-controlling interests	1,209	1,469
Total deficit	(82,556)	(21,357)

Total liabilities and deficit	$265,685	$394,256

See accompanying notes to consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	For the years ended December 31,
	2020	2019	2018

Revenue	$365,547	$648,651	$838,202
Cost of revenue	305,194	493,256	622,165

Gross profit	60,353	155,395	216,037
Operating expenses (income):
Selling, general and administrative expenses	92,736	141,076	175,670
Gain on sale of businesses	—	(17,814)	(13,688)
Restructuring charges	11,972	14,080	11,560

(Loss) income from operations	(44,355)	18,053	42,495
Other income (expense), net:
Interest expense	(17,730)	(21,393)	(26,254)
Unrealized gain (loss) on investment in equity securities	4,004	14,431	(12,972)
Other income (expense), net	375	1,348	(1,870)
Total other income (expense), net	(13,351)	(5,614)	(41,096)

(Loss) income before income taxes and non-controlling interests	(57,706)	12,439	1,399
Income tax provision	(8,609)	(318,296)	(4,098)

Net loss	(66,315)	(305,857)	(2,699)
Net income attributable to non-controlling interests	(841)	(2,112)	(2,683)

Net loss attributable to Altisource	$(67,156)	$(307,969)	$(5,382)

Loss per share:
Basic	$(4.31)	$(19.26)	$(0.32)
Diluted	$(4.31)	$(19.26)	$(0.32)

Weighted average shares outstanding:
Basic	15,598	15,991	17,073
Diluted	15,598	15,991	17,073

Comprehensive loss:
Net loss	$(66,315)	$(305,857)	$(2,699)
Other comprehensive loss, net of tax:
Reclassification of unrealized gain on investment in equity securities, net of income tax provision of $200, to retained earnings from the cumulative effect of an accounting change	—	—	(733)

Comprehensive loss, net of tax	(66,315)	(305,857)	(3,432)
Comprehensive income attributable to non-controlling interests	(841)	(2,112)	(2,683)

Comprehensive loss attributable to Altisource	$(67,156)	$(307,969)	$(6,115)

See accompanying notes to consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Consolidated Statements of Equity
(in thousands)

	Altisource Equity (Deficit)
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock, at cost	Non-controlling interests	Total
	Shares

Balance, January 1, 2018	25,413	$25,413	$112,475	$626,600	$733	$(426,609)	$1,373	$339,985

Net loss	—	—	—	(5,382)	—	—	2,683	(2,699)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(2,819)	(2,819)
Share-based compensation expense	—	—	10,192	—	—	—	—	10,192
Cumulative effect of an accounting change (Note 5 and 18)	—	—	—	(9,715)	(733)	—	—	(10,448)
Exercise of stock options and issuance of restricted shares	—	—	—	(19,245)	—	22,889	—	3,644
Treasury shares withheld for the payment of tax on restricted share issuances and stock option exercises	—	—	—	(1,603)	—	778	—	(825)
Repurchase of shares	—	—	—	—	—	(40,362)	—	(40,362)

Balance, December 31, 2018	25,413	25,413	122,667	590,655	—	(443,304)	1,237	296,668

Net loss	—	—	—	(307,969)	—	—	2,112	(305,857)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(2,752)	(2,752)
Share-based compensation expense	—	—	11,002	—	—	—	872	11,874
Exercise of stock options and issuance of restricted share units and restricted shares	—	—	—	(7,222)	—	7,622	—	400
Treasury shares withheld for the payment of tax on restricted share issuances and stock option exercises	—	—	—	(3,438)	—	1,743	—	(1,695)
Repurchase of shares	—	—	—	—	—	(19,995)	—	(19,995)

Balance, December 31, 2019	25,413	25,413	133,669	272,026	—	(453,934)	1,469	(21,357)

Net loss	—	—	—	(67,156)	—	—	841	(66,315)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(1,101)	(1,101)
Share-based compensation expense	—	—	7,804	—	—	—	—	7,804
Exercise of stock options and issuance of restricted share units and restricted shares	—	—	—	(9,548)	—	9,548	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances and stock option exercises	—	—	—	(4,939)	—	3,352	—	(1,587)

Balance, December 31, 2020	25,413	$25,413	$141,473	$190,383	$—	$(441,034)	$1,209	$(82,556)

See accompanying notes to consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Consolidated Statements of Cash Flows
(in thousands)

	For the years ended December 31,
	2020	2019	2018

Cash flows from operating activities:
Net loss	$(66,315)	$(305,857)	$(2,699)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	14,890	18,509	30,799
Amortization of right-of-use assets under operating leases	10,245	11,769	—
Amortization of intangible assets	14,720	19,021	28,412
Unrealized (gain) loss on investment in equity securities	(4,004)	(14,431)	12,972
Goodwill and intangible assets write-off from business exits	—	5,900	2,640
Share-based compensation expense	7,804	11,874	10,192
Bad debt expense	2,229	720	2,830
Amortization of debt discount	666	666	717
Amortization of debt issuance costs	730	736	965
Deferred income taxes	5,033	307,339	(5,791)
Loss on disposal of fixed assets	461	750	727
Gain on sale of businesses	—	(17,814)	(13,688)
Loss on debt refinancing	—	—	4.434
Changes in operating assets and liabilities (excludes effect of sale of businesses):
Accounts receivable	14,973	(12,207)	14,556
Short-term investments in real estate	—	39,873	(10,468)
Prepaid expenses and other current assets	(4,140)	13,628	4,617
Other assets	947	(132)	2,278
Accounts payable and accrued expenses	(10,338)	(16,257)	1,651
Current and non-current operating lease liabilities	(10,599)	(12,738)	—
Other current and non-current liabilities	297	(4,661)	(16,742)
Net cash (used in) provided by operating activities	(22,401)	46,688	68,402

Cash flows from investing activities:
Additions to premises and equipment	(2,705)	(2,161)	(3,916)
Proceeds received from sale of equity securities	46,622	7,994	—
Proceeds from the sale of businesses	3,307	38,632	15,000
Other investing activities	—	422	—
Net cash provided by investing activities	47,224	44,887	11,084

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	407,880
Repayments and repurchases of long-term debt	(46,622)	(44,996)	(486,759)
Debt issuance costs	—	—	(5,042)
Proceeds from stock option exercises	—	400	3,644
Purchase of treasury shares	—	(19,995)	(40,362)
Distributions to non-controlling interests	(1,101)	(2,752)	(2,819)
Payments of tax withholding on issuance of restricted share units and restricted shares	(1,587)	(1,695)	(825)
Net cash used in financing activities	(49,310)	(69,038)	(124,283)

Net (decrease) increase in cash, cash equivalents and restricted cash	(24,487)	22,537	(44,797)
Cash, cash equivalents and restricted cash at the beginning of the period	86,583	64,046	108,843

Cash, cash equivalents and restricted cash at the end of the period	$62,096	$86,583	$64,046

Supplemental cash flow information:
Interest paid	$15,697	$20,856	$24,123
Income taxes paid, net	2,061	2,688	7,136
Acquisition of right-of-use assets with operating lease liabilities	1,075	13,775	—
Reduction of right-of-use assets from operating lease modifications or reassessments	(1,691)	(5,844)	—

Non-cash investing and financing activities:
Net increase (decrease) in payables for purchases of premises and equipment	$139	$(101)	$(32)

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
The Company operates with one reportable segment (total Company).
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
The management agreement between MPA and Lenders One, pursuant to which MPA is the management company, represents a variable interest in a variable interest entity. MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact the cooperative’s economic performance and the right to receive benefits from the cooperative. As a result, Lenders One is presented in the accompanying consolidated financial statements on a consolidated basis and the interests of the members are reflected as non-controlling interests. As of December 31, 2020, Lenders One had total assets of $2.3 million and total liabilities of $0.1 million. As of December 31, 2019, Lenders One had total assets of $1.6 million and total liabilities of $0.3 million.
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
Accounts Receivable, Net
Accounts receivable are presented net of an allowance for expected credit losses. We monitor and estimate the allowance for credit losses based on our historical write-offs, historical collections, our analysis of past due accounts based on the contractual terms of the receivables, relevant market and industry reports and our assessment of the economic status of our customers, if known. The carrying value of accounts receivable, net, approximates fair value.

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
Goodwill
Goodwill represents the excess cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. We evaluate goodwill for impairment annually during the fourth quarter or more frequently when an event occurs or circumstances change in a manner that indicates the carrying value may not be recoverable. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether we need to perform the quantitative goodwill impairment test. Only if we determine, based on qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying value will we calculate the fair value of the reporting unit. We would then test goodwill for impairment by comparing the fair value of the reporting unit with its carrying amount. If the fair value is determined to be less than its carrying amount, we recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. We estimate the fair value of the reporting unit using discounted cash flows and market comparisons. The discounted cash flow method is based on the present value of projected cash flows. Forecasts of future cash flows are based on our estimate of future sales and operating expenses, based primarily on estimated pricing, sales volumes, market segment share, cost trends and general economic conditions. The estimated cash flows are discounted using a rate that represents our weighted average cost of capital. The market comparisons include an analysis of revenue and earnings multiples of guideline public companies compared to the Company.
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
Functional Currency
The currency of the primary economic environment in which our operations are conducted is the United States dollar. Therefore, the United States dollar has been determined to be our functional and reporting currency. Non-United States dollar transactions and balances have been measured in United States dollars in accordance with ASC Topic 830, Foreign Currency Matters. All transaction gains and losses from the measurement of monetary balance sheet items denominated in non-United States dollar currencies are reflected in the consolidated statements of operations and comprehensive loss as income or expenses, as appropriate.
Defined Contribution 401(k) Plan
Some of our employees currently participate in a defined contribution 401(k) plan under which we may make matching contributions equal to a discretionary percentage determined by us. We recorded expenses of $0.6 million, $0.9 million and $1.2 million for the years ended December 31, 2020, 2019 and 2018, respectively, related to our discretionary contributions.
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
Core Businesses
Field Services
•For property preservation and inspection services and payment management technologies, we recognize transactional revenue when the service is provided.
•For vendor management transactions and our vendor management oversight software-as-a-service (“SaaS”) platform, we recognize revenue over the period during which we perform the services.
•Reimbursable expenses revenue related to our property preservation and inspection services is included in revenue with an equal amount recognized in cost of revenue. These amounts are recognized on a gross basis, principally

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
because generally we have control over selection of vendors and the vendor relationships are with us, rather than with our customers.
Marketplace
•For the real estate auction platform, real estate auction and real estate brokerage services, we recognize revenue on a net basis (i.e., the commission on the sale) as we perform services as an agent without assuming the risks and rewards of ownership of the asset and the commission earned on the sale is a fixed percentage or amount.
•For SaaS based technology to manage real estate owned (“REO”), short sales, foreclosure, bankruptcy and eviction processes, we recognize revenue over the estimated average number of months the REO are on the platform. We generally recognize revenue for professional services over the contract period.
•Reimbursable expenses revenue related to our real estate sales is included in revenue with an equal amount recognized in cost of revenue. These amounts are recognized on a gross basis, principally because generally we have control over selection of vendors and the vendor relationships are with us, rather than with our customers.
Mortgage and Real Estate Solutions
•For the majority of the services we provide, we recognize transactional revenue when the service is provided.
•For loan disbursement processing services, we recognize revenue over the period during which we perform the processing services with full recognition upon completion of the disbursements. For foreclosure trustee services, we recognize revenue over the period during which we perform the related services, with full recognition upon completion and/or recording the related foreclosure deed. We use judgment to determine the period over which we recognize revenue for certain of these services.
•Reimbursable expenses revenue related to our title and foreclosure trustee services businesses is included in revenue with an equal amount recognized in cost of revenue. These amounts are recognized on a gross basis, principally because generally we have control over selection of vendors and the vendor relationships are with us, rather than with our customers.
Other Businesses
Earlier Stage Business
•For our customer journey analytics platform, we recognize revenue primarily based on subscription fees. We recognize revenue associated with implementation services and maintenance services ratably over the contract term.
Other
•For our Financial Services business (sold on July 1, 2019, see Note 4), we generally earned fees for our post-charge-off consumer debt collection services as a percentage of the amount we collected on delinquent consumer receivables and recognized revenue following collection from the borrowers. For mortgage charge-off collections performed on behalf of our clients, we recognized revenue as a percentage of amounts collected following collection from the borrowers. We provided customer relationship management services for which we typically earned and recognized revenue on a per-person, per-call or per-minute basis as the related services were performed.
•For loan servicing technologies, we recognized revenue based on the number of loans on the system. We generally recognized revenue from professional services over the contract period.
•For short-term investments in real estate (wind down completed in 2019, see Note 8), we recognized revenue associated with our sales of short-term investments in real estate on a gross basis (i.e., the selling price of the property) as we assumed the risks and rewards of ownership of the asset.
•For our consumer real estate brokerage (discontinued in the fourth quarter of 2019, see Note 8), we recognized revenue on a net basis (i.e., the commission on the sale) as we performed services as an agent without assuming the risks and rewards of ownership of the asset and the commission earned on the sale was a fixed percentage or amount.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
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
Recently Adopted Accounting Pronouncements
In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard simplified the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Prior guidance required that companies compute the implied fair value of goodwill under Step 2 by performing procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. This updated standard requires companies to perform annual or interim goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company adopted this standard effective January 1, 2020 and has applied it prospectively. Adoption of this new standard did not have any impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This standard modified certain disclosure requirements such as the valuation processes for Level 3 fair value measurements. This standard also requires new disclosures such as the disclosure of certain assumptions used to develop significant unobservable inputs for Level 3 fair value measurements. The Company adopted this standard effective January 1, 2020 and has applied it prospectively. Adoption of this new standard did not have any impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). This standard aligns the requirements for capitalizing implementation costs in a hosting arrangement service contract with the existing guidance for capitalizing implementation costs incurred for an internal-use software license. This standard also requires capitalizing or expensing implementation costs based on the nature of the costs and the project stage during which they are incurred and establishes additional disclosure requirements. The Company adopted this standard effective January 1, 2020 and has applied it prospectively. Adoption of this new standard did not have any impact on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU and its related amendments (collectively, the "Credit Loss Standard") introduced the current expected credit losses (“CECL”) methodology for the measurement of credit losses on financial assets measured at

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
amortized cost basis, replacing the previous incurred loss methodology. The CECL model applies to financial assets measured at amortized cost, including trade and other receivables, net, investments in leases, loans receivable held-to-maturity securities and off-balance sheet exposures. The Credit Loss Standard requires consideration of a broader range of information to estimate expected credit losses, including historical information and current conditions through a reasonable forecast period. The Credit Loss Standard requires that the income statement reflect the measurement of credit losses for newly recognized financial assets as well as the expected increase or decrease of expected credit losses that have taken place during the period, which may result in earlier recognition of certain losses. The Company adopted this standard effective January 1, 2020 utilizing a modified retrospective approach, which did not have any impact on the Company’s consolidated financial statements (See Note 6).
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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. This standard applies only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. This standard provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting, in response to concerns about structural risks of interbank offered rates, and, particularly, the risk of cessation of LIBOR. This standard is effective from the period from March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a topic or an industry subtopic, the standard must be applied prospectively for all eligible contract modifications for that topic or industry subtopic. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements.
NOTE 3 — CUSTOMER CONCENTRATION
Ocwen
Ocwen Financial Corporation (together with its subsidiaries, “Ocwen”) is a residential mortgage loan servicer of mortgage servicing rights (“MSRs”) it owns, including those MSRs in which others have an economic interest, and a subservicer of MSRs owned by others.
During the year ended December 31, 2020, Ocwen was our largest customer, accounting for 54% of our total revenue. Ocwen purchases certain mortgage services from us under the terms of services agreements and amendments thereto (collectively, the “Ocwen Services Agreements”) with terms extending through August 2025. Certain of the Ocwen Services Agreements contain a “most favored nation” provision and also grant the parties the right to renegotiate pricing, among other things.
Revenue from Ocwen primarily consists of revenue earned from the loan portfolios serviced and subserviced by Ocwen when Ocwen engages us as the service provider, and revenue earned directly from Ocwen, pursuant to the Ocwen Services Agreements. For the years ended December 31, 2020, 2019 and 2018, we recognized revenue from Ocwen of $197.8 million, $362.7 million and $437.4 million, respectively. Revenue from Ocwen as a percentage of consolidated revenue was 54%, 56% and 52% for the years ended December 31, 2020, 2019 and 2018, respectively.
We earn additional revenue related to the portfolios serviced and subserviced by Ocwen when a party other than Ocwen or the MSR owner selects Altisource as the service provider. For the years ended December 31, 2020, 2019 and 2018, we recognized revenue of $23.8 million, $37.5 million and $47.1 million, respectively, related to the portfolios serviced by Ocwen when a party other than Ocwen or the MSR owner selected Altisource as the service provider. These amounts are not included in deriving revenue from Ocwen and revenue from Ocwen as a percentage of revenue discussed above.
In February 2019, Altisource and Ocwen entered into agreements that, among other things, facilitated Ocwen’s transition from REALServicing® and related technologies to another mortgage servicing software platform, establish a process for Ocwen to review and approve the assignment of one or more of our agreements to potential buyers of Altisource’s business lines, requiring Ocwen to use Altisource as service provider for certain service referrals totaling an amount equal to 100% of the

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
applicable service referrals on certain portfolios plus an amount equal to not less than 90% of applicable service referrals from certain other portfolios (determined on a service by service basis), subject to certain additional restrictions and limitations, and affirm Altisource’s role as a strategic service provider to Ocwen through August 2025. In connection with these agreements, Altisource expressly preserved and did not waive any of its existing contractual rights relating to service referrals, other than with respect to Ocwen transitioning from the REALServicing and related technologies. If Altisource fails certain performance standards for specified periods of time, then Ocwen may terminate Altisource as a provider for the applicable service(s), subject to certain limitations and Altisource’s right to cure. Ocwen’s transition to another mortgage servicing platform was completed during 2019.
During the second quarter of 2020, Ocwen informed us that an MSR investor instructed Ocwen to use a field services provider other than Altisource on properties associated with certain MSRs. Based upon the impacted portfolios to date and the designated service provider, Altisource believes that Ocwen received these directions from New Residential Investment Corp. (individually, together with one or more of its subsidiaries or one or more of its subsidiaries individually, “NRZ”). We believe Ocwen commenced using another field services provider for these properties in July 2020 and continued to transition services during the third quarter of 2020. We believe that the transition to the replacement field service provider was largely completed as of September 30, 2020. We estimate that $70.1 million, $150.2 million and $171.0 million of service revenue from Ocwen for the years ended December 31, 2020, 2019 and 2018, respectively, was derived from Field Services referrals from the NRZ portfolios. Ocwen also communicated to Altisource in the fourth quarter of 2020 that the same investor instructed Ocwen to use a provider for default valuations and certain default title services other than Altisource on properties associated with such certain MSRs and commenced moving these referrals to other service providers in the fourth quarter of 2020. We anticipate that the transition of such default valuations and title services will continue during the course of 2021. We estimate that $18.2 million, $33.2 million and $40.1 million of service revenue from Ocwen for the years ended December 31, 2020, 2019 and 2018, respectively, was derived from default valuations and title services referrals from the NRZ portfolios. Altisource believes that any action taken by Ocwen to redirect these service referrals breaches Altisource's agreement with Ocwen. We are currently in discussions with Ocwen to address this matter, and have reserved all of our rights with respect to this matter.
To address the reduction in revenue, Altisource is undertaking several measures to further reduce its cost structure and strengthen its operations.
As of December 31, 2020, accounts receivable from Ocwen totaled $5.9 million, $5.1 million of which was billed and $0.8 million of which was unbilled. As of December 31, 2019, accounts receivable from Ocwen totaled $19.1 million, $15.7 million of which was billed and $3.4 million of which was unbilled.
NRZ
NRZ is a real estate investment trust that invests in and manages investments primarily related to residential real estate, including MSRs and excess MSRs.
Ocwen has disclosed that NRZ is its largest client. As of December 31, 2020, NRZ MSRs or rights to MSRs relating to approximately 36% of loans serviced and subserviced by Ocwen (measured in unpaid principal balance (“UPB”)). In July 2017 and January 2018, Ocwen and NRZ entered into a series of agreements pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer from Ocwen to NRZ of Ocwen’s legal title to certain of its MSRs (the “Subject MSRs”) and under which Ocwen will subservice mortgage loans underlying the MSRs for an initial term of five years, subject to early termination rights.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
For the years ended December 31, 2020, 2019 and 2018, we recognized revenue from NRZ of $8.6 million, $12.5 million and $28.7 million, respectively, under the Brokerage Agreement. For the years ended December 31, 2020, 2019 and 2018, we recognized additional revenue of $35.1 million, $60.0 million and $83.6 million, respectively, relating to the Subject MSRs when a party other than NRZ selects Altisource as the service provider.
NOTE 4 — SALE OF BUSINESSES
Financial Services Business
On July 1, 2019, Altisource sold its Financial Services business, consisting of its post-charge-off consumer debt and mortgage charge-off collection services and customer relationship management services (the “Financial Services Business”) to Transworld Systems Inc. (“TSI”) for $44.0 million consisting of an up-front payment of $40.0 million, subject to a working capital adjustment (finalized during 2019) and transaction costs upon closing of the sale, and an additional $4.0 million payment on the one year anniversary of the sale closing. In connection with the sale, we recognized a $17.8 million pretax gain on sale for the year ended December 31, 2019. On July 1, 2020, the Company received net proceeds of $3.3 million representing TSI’s final installment payment less certain amounts owed to TSI. The parties also entered into a transition services agreement to provide for the management and orderly transition of certain services and technologies to TSI for periods ranging from 2 months to 13 months, subject to additional 3 month extensions. These services included support for information technology systems and infrastructure, facilities management, finance, compliance and human resources functions and were charged to TSI on a fixed fee or hourly basis. As of December 31, 2020, all of the transition services and technologies have been fully transitioned to TSI.
Rental Property Management Business
In August 2018, Altisource entered into an amendment to its agreements with Front Yard Residential Corporation (“RESI”) to sell Altisource’s rental property management business to RESI and permit RESI to internalize certain services that had been provided by Altisource. The proceeds from the transaction totaled $18.0 million, payable in two installments. The first installment of $15.0 million was received on the closing date of August 8, 2018. The second installment of $3.0 million is to be received on the earlier of a RESI change of control or on August 8, 2023. On October 19, 2020, RESI announced that it had entered into a definitive merger agreement to sell RESI. The merger closed on January 11, 2021 and the Company subsequently received the $3.0 million payment. The present value of the second installment is included in other assets in the accompanying consolidated balance sheets at a discounted value of $2.5 million and $2.4 million as of December 31, 2020 and 2019, respectively.
NOTE 5 — INVESTMENT IN EQUITY SECURITIES
During 2016, we purchased 4.1 million shares of RESI common stock. This investment is reflected in the accompanying consolidated balance sheets at fair value and changes in fair value are included in other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2019, we held 3.5 million shares of RESI common stock (no comparative amount as of December 31, 2020). As of December 31, 2019 and 2018, the fair value of our investment was $42.6 million and $36.2 million, respectively (no comparative amount as of December 31, 2020). During the years ended December 31, 2020, 2019 and 2018, we recognized an unrealized gain (loss) from the change in fair value of $4.0 million, $14.4 million and $(13.0) million, respectively, in the consolidated statements of operations and comprehensive loss.
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
The unrealized gain for years ended December 31, 2020 and 2019 included $4.1 million and $2.0 million of net gains recognized on RESI shares sold during the period, respectively (no comparative amount for the year ended December 31, 2018). During the years ended December 31, 2020, 2019 and 2018, we earned dividends of $0.5 million, $1.7 million and $2.5 million, respectively, related to this investment.
During the year ended December 31, 2020, the Company sold all of its remaining 3.5 million shares for net proceeds of $46.6 million. During the year ended December 31, 2019, the Company sold 0.7 million shares for net proceeds of $8.0 million. As required by our senior secured term loan agreement, the Company used the net proceeds to repay a portion of its senior secured term loan.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
NOTE 6 — ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consists of the following as of December 31:

(in thousands)	2020	2019

Billed	$19,703	$35,921
Unbilled	8,291	12,166
	27,994	48,087
Less: Allowance for credit losses	(5,581)	(4,472)

Total	$22,413	$43,615
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU and its related amendments (collectively, the "Credit Loss Standard") introduced the current expected credit losses (“CECL”) methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The CECL model applies to financial assets measured at amortized cost, including trade and other receivables, net, investments in leases, loans receivable held-to-maturity securities and off-balance sheet exposures. The Credit Loss Standard requires consideration of a broader range of information to estimate expected credit losses, including historical information and current conditions through a reasonable forecast period. The Credit Loss Standard requires that the income statement reflect the measurement of credit losses for newly recognized financial assets as well as the expected increase or decrease of expected credit losses that have taken place during the period, which may result in earlier recognition of certain losses. The Company adopted this standard effective January 1, 2020 utilizing a modified retrospective approach, which did not have any impact on the Company’s consolidated financial statements.
We are exposed to credit losses through our sales of products and services to our customers which are recorded as Accounts Receivable, net on the Company’s consolidated financial statements. We monitor and estimate the allowance for credit losses based on our historical write-offs, historical collections, our analysis of past due accounts based on the contractual terms of the receivables, relevant market and industry reports and our assessment of the economic status of our customers, if known. Estimated credit losses are written off in the period in which the financial asset is no longer collectible. There can be no assurance that actual results will not differ from estimates or that consideration of these factors in the future will not result in an increase or decrease to our allowance for credit losses.
Prior to January 1, 2020, our allowance for credit losses represents an amount that we estimate to be uncollectible.
Bad debt expense amounted to $2.2 million, $0.7 million and $2.8 million for the years ended December 31, 2020, 2019 and 2018, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.
NOTE 7 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following as of December 31:

(in thousands)	2020	2019

Maintenance agreements, current portion	$2,513	$1,923
Income taxes receivable	7,053	5,098
Prepaid expenses	4,812	3,924
Other current assets	5,101	4,269

Total	$19,479	$15,214

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
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
NOTE 9 — PREMISES AND EQUIPMENT, NET
Premises and equipment, net consists of the following as of December 31:

(in thousands)	2020	2019

Computer hardware and software	$52,837	$144,608
Leasehold improvements	14,792	23,800
Furniture and fixtures	5,882	8,775
Office equipment and other	1,817	4,004
	75,328	181,187
Less: Accumulated depreciation and amortization	(63,434)	(156,661)

Total	$11,894	$24,526
Depreciation and amortization expense amounted to $14.9 million, $18.5 million and $30.8 million for the years ended December 31, 2020, 2019 and 2018, respectively, and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the consolidated statements of operations and comprehensive loss.
Premises and equipment, net consist of the following, by country, as of December 31:

(in thousands)	2020	2019

United States	$5,530	$13,426
Luxembourg	5,451	10,295
India	822	671
Uruguay	91	39
Philippines	—	95

Total	$11,894	$24,526

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
NOTE 10 — RIGHT-OF-USE ASSETS UNDER OPERATING LEASES, NET
Right-of-use assets under operating leases, net consists of the following as of December 31:

(in thousands)	2020	2019

Right-of-use assets under operating leases	$31,932	$39,729
Less: Accumulated amortization	(13,719)	(10,655)

Total	$18,213	$29,074
Amortization of operating leases was $10.2 million and $11.8 million for the years ended December 31, 2020 and 2019, respectively (no comparative amount for the year ended December 31, 2018), and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the consolidated statements of operations and comprehensive loss.
NOTE 11 — GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
Changes in goodwill during the years ended December 31, 2020 and 2019 are summarized below:

(in thousands)	Total

Balance as of January 1, 2019	$81,387
Disposition (1)	(2,378)
Write-off (2)	(5,160)

Balance as of December 31, 2020 and 2019	$73,849
______________________________________
(1)    During 2019, the Company sold the Financial Services Business (see Note 4) which had $2.4 million of goodwill attributed to it.
(2)    During 2019, we recorded a $5.2 million write-off of goodwill attributable to the Owners.com business, as a result of our decision to wind down and close the business (see Note 8).
Intangible Assets, Net
Intangible assets, net consist of the following as of December 31:

	Weighted average estimated useful life (in years)	Gross carrying amount		Accumulated amortization		Net book value
(in thousands)		2020	2019	2020	2019	2020	2019

Definite lived intangible assets:
Customer related intangible assets	9	$214,973	$214,973	$(187,923)	$(176,043)	$27,050	$38,930
Operating agreement	20	35,000	35,000	(19,126)	(17,376)	15,874	17,624
Trademarks and trade names	16	9,709	9,709	(6,307)	(5,893)	3,402	3,816
Non-compete agreements	4	1,230	1,230	(1,230)	(1,215)	—	15
Intellectual property	—	—	300	—	(175)	—	125
Other intangible assets	5	1,800	3,745	(1,800)	(3,209)	—	536

Total		$262,712	$264,957	$(216,386)	$(203,911)	$46,326	$61,046

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
Amortization expense for definite lived intangible assets was $14.7 million, $19.0 million and $28.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. Expected annual definite lived intangible asset amortization expense for 2021 through 2025 is $9.5 million, $5.1 million, $5.1 million, $5.1 million and $5.1 million, respectively.
NOTE 12 — OTHER ASSETS
Other assets consist of the following as of December 31:

(in thousands)	2020	2019

Security deposits	$2,416	$3,473
Restricted cash	3,833	3,842
Other	3,601	3,495

Total	$9,850	$10,810
NOTE 13 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable and accrued expenses consist of the following as of December 31:

(in thousands)	2020	2019

Accounts payable	$16,797	$22,431
Accrued expenses - general	24,422	24,558
Accrued salaries and benefits	11,226	18,982
Income taxes payable	4,334	1,700

Total	$56,779	$67,671
Other current liabilities consist of the following as of December 31:

(in thousands)	2020	2019

Operating lease liabilities	$7,609	$11,398
Other	1,696	3,326

Total	$9,305	$14,724
NOTE 14 — LONG-TERM DEBT
Long-term debt consists of the following as of December 31:

(in thousands)	2020	2019

Senior secured term loans	$247,204	$293,826
Less: Debt issuance costs, net	(2,389)	(3,119)
Less: Unamortized discount, net	(2,159)	(2,825)

Long-term debt	$242,656	$287,882
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
Proceeds from the Term B Loans were used to repay the Company’s prior senior secured term loan, which had an outstanding balance of $412.1 million as of April 3, 2018. In connection with the refinancing, we recognized a loss of $4.4 million from the write-off of unamortized debt issuance costs and debt discount in the second quarter of 2018. This loss was included in other income (expense), net in the consolidated statements of operations and comprehensive loss.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
There are no mandatory repayments of the Term B Loans due until April 2024, when the balance is due at maturity. During 2020 and 2019, the Company sold 3.5 million and 0.7 million, respectively, RESI shares for net proceeds of $46.6 million and $8.0 million, respectively, and used the net proceeds to repay a portion of the senior secured term loan (see Note 5). Also during 2019, the Company used net proceeds of $37.0 million from the sale of the Financial Services Business (see Note 4) to repay a portion of the senior secured term loan. In addition, the Company repaid $49.9 million of the Term B Loans in the fourth quarter of 2018 from proceeds from the sale certain of the BRS Inventory received during December 2018 and in anticipation of receiving additional proceeds during the first half of 2019 (see Note 8). Also during 2018, the Company used the proceeds received from the sale of the rental property management business (see Note 4) to repay $15.0 million of the Term B Loans. These repayments were applied to contractual amortization payments in the direct order of maturity. All amounts outstanding under the Term B Loans will become due on the earlier of (i) April 3, 2024, and (ii) the date on which the loans are declared to be due and owing by the administrative agent at the request (or with the consent) of the Required Lenders (as defined in the Credit Agreement; other capitalized terms, unless defined herein, are defined in the Credit Agreement) or as otherwise provided in the Credit Agreement upon the occurrence of any event of default.
In addition to the scheduled principal payments, subject to certain exceptions, the Term B Loans are subject to mandatory prepayment upon issuances of debt, certain casualty and condemnation events and sales of assets, as well as from a percentage of Consolidated Excess Cash Flow if our leverage ratio as of each year-end computation date is greater than 3.00 to 1.00, as calculated in accordance with the provisions of the Credit Agreement (the percentage increases if our leverage ratio exceeds 3.50 to 1.00). Our leverage ratio exceeded 3.50 to 1.00 during the year ended December 31, 2020. However, because the Company did not generate any Consolidated Excess Cash Flow in 2020, no amounts are due under this provision.
Altisource may incur incremental indebtedness under the Credit Agreement from one or more incremental lenders, which may include existing lenders, in an aggregate incremental principal amount not to exceed $125.0 million, subject to certain conditions set forth in the Credit Agreement, including a sublimit of $80.0 million with respect to incremental revolving credit commitments and, after giving effect to the incremental borrowing, the Company’s leverage ratio does not exceed 3.00 to 1.00. Our leverage ratio exceeded 3.00 to 1.00 during the year ended December 31, 2020. The lenders have no obligation to provide any incremental indebtedness.
The Term B Loans bear interest at rates based upon, at our option, the Adjusted Eurodollar Rate or the Base Rate. Adjusted Eurodollar Rate term loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Adjusted Eurodollar Rate for a three month interest period and (y) 1.00% plus (ii) 4.00%. Base Rate term loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Base Rate and (y) 2.00% plus (ii) 3.00%. The interest rate as of December 31, 2020 was 5.00%.
Loans under the revolving credit facility bear interest at rates based upon, at our option, the Adjusted Eurodollar Rate or the Base Rate. Adjusted Eurodollar Rate revolving loans bear interest at a rate per annum equal to the sum of (i) the Adjusted Eurodollar Rate for a three month interest period plus (ii) 4.00%. Base Rate revolving loans bear interest at a rate per annum equal to the sum of (i) the Base Rate plus (ii) 3.00%. The unused commitment fee is 0.50%. Borrowings under the revolving credit facility are not permitted if our leverage ratio exceeds 3.50 to 1.00. Our leverage ratio exceeded 3.50 to 1.00 during the year ended December 31, 2020. There were no borrowings outstanding under the revolving credit facility as of December 31, 2020.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
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
As of December 31, 2020, debt issuance costs were $2.4 million, net of $2.2 million of accumulated amortization. As of December 31, 2019, debt issuance costs were $3.1 million, net of $1.4 million of accumulated amortization.
Interest expense on the senior secured term loans, including amortization of debt issuance costs and the net debt discount, totaled $17.7 million, $21.4 million and $26.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Maturities of our long-term debt are as follows:

(in thousands)	Maturities

2021	$—
2022	—
2023	—
2024	247,204

$247,204
NOTE 15 — OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following as of December 31:

(in thousands)	2020	2019

Operating lease liabilities	$12,281	$19,707
Income tax liabilities	12,414	10,935
Deferred revenue	504	88
Other non-current liabilities	40	286

Total	$25,239	$31,016

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
NOTE 16 — FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The following table presents the carrying amount and estimated fair value of financial instruments and certain liabilities measured at fair value as of December 31, 2020 and 2019. The following fair values are estimated using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	December 31, 2020				December 31, 2019
(in thousands)	Carrying amount	Fair value			Carrying amount	Fair value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$58,263	$58,263	$—	$—	$82,741	$82,741	$—	$—
Restricted cash	3,833	3,833	—	—	3,842	3,842	—	—
Investment in equity securities	—	—	—	—	42,618	42,618	—	—
Long-term receivable	2,531	—	—	2,531	2,371	—	—	2,371

Liabilities:
Senior secured term loan	247,204	—	201,472	—	293,826	—	277,666	—
Fair Value Measurements on a Recurring Basis
Cash and cash equivalents and restricted cash are carried at amounts that approximate their fair values due to the highly liquid nature of these instruments and were measured using Level 1 inputs.
Investment in equity securities is carried at fair value and consists of 3.5 million shares of RESI common stock as of December 31, 2019 (no comparative amount as of December 31, 2020). The investment in equity securities is measured using Level 1 inputs as these securities have quoted prices in active markets.
The fair value of our senior secured term loan is based on quoted market prices. Based on the frequency of trading, we do not believe that there is an active market for our debt. Therefore, the quoted prices are considered Level 2 inputs.
In connection with the sale of the rental property management business in August 2018, Altisource is to receive $3.0 million on the earlier of a RESI change of control or on August 8, 2023. On October 19, 2020, RESI announced that it had entered into a definitive merger agreement to sell RESI. The merger closed on January 11, 2021 and the Company subsequently received the $3.0 million payment (See Note 4 for additional information). We measure long-term receivables without a stated interest rate based on the present value of the future payments.
There were no transfers between different levels during the periods presented.
Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk primarily consist of cash and cash equivalents and accounts receivable. Our policy is to deposit our cash and cash equivalents with larger, highly rated financial institutions. The Company derived 54% of its revenues from Ocwen for the year ended December 31, 2020 (see Note 3 for additional information on Ocwen revenues and accounts receivable balance). The Company strives to mitigate its concentrations of credit risk with respect to accounts receivable by actively monitoring past due accounts and the economic status of larger customers, if known.
NOTE 17 — SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Common Stock
As of December 31, 2020, we had 100.0 million shares authorized, 25.4 million issued and 15.7 million shares of common stock outstanding. As of December 31, 2019, we had 100.0 million shares authorized, 25.4 million shares issued and 15.5 million shares of common stock outstanding. The holders of shares of Altisource common stock generally are entitled to one vote for each share on all matters voted on by shareholders, and the holders of such shares generally will possess all voting power.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
Equity Incentive Plan
Our 2009 Equity Incentive Plan (the “Plan”) provides for various types of equity awards, including stock options, stock appreciation rights, stock purchase rights, restricted shares, restricted share units and other awards, or a combination of any of the above. Under the Plan, we may grant up to 6.7 million Altisource share-based awards to officers, directors, employees and to employees of our affiliates. As of December 31, 2020, 1.0 million share-based awards were available for future grant under the Plan. Expired and forfeited awards are available for reissuance.
Share Repurchase Program
On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. As of December 31, 2020, approximately 2.4 million shares of common stock remain available for repurchase under the program. There were no purchases of shares of common stock during the year ended December 31, 2020. We purchased 1.0 million shares at an average price of $20.33 per share during the year ended December 31, 2019 and 1.6 million shares at an average price of $25.53 per share during the year ended December 31, 2018. Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of December 31, 2020, we can repurchase up to approximately $91 million of our common stock under Luxembourg law. Our Credit Agreement also limits the amount we can spend on share repurchases, which limit was approximately $430 million as of December 31, 2020, and may prevent repurchases in certain circumstances, including if our leverage ratio exceeds 3.50 to 1.00. Our leverage ratio exceeded 3.50 to 1.00 during the year ended December 31, 2020.
Share-Based Compensation
We issue share-based awards in the form of stock options, restricted shares and restricted share units for certain employees, officers and directors. We recognized share-based compensation expense of $7.8 million, $11.9 million and $10.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, estimated unrecognized compensation costs related to share-based awards amounted to $6.6 million, which we expect to recognize over a weighted average remaining requisite service period of approximately 1.48 years.
Stock Options
Stock option grants are composed of a combination of service-based, market-based and performance-based options.
Service-Based Options. These options generally vest over three or four years with equal annual vesting and generally expire on the earlier of ten years after the date of grant or following termination of service. A total of 253 thousand service-based options were outstanding as of December 31, 2020.
Market-Based Options. These option grants generally have two components, each of which vests only upon the achievement of certain criteria. The first component, which we refer to as “ordinary performance” grants, generally consists of two-thirds of the market-based grant and begins to vest if the stock price is at least double the exercise price, as long as the stock price realizes a compounded annual gain of at least 20% over the exercise price. The remaining third of the market-based options, which we refer to as “extraordinary performance” grants, generally begins to vest if the stock price is at least triple the exercise price, as long as the stock price realizes a compounded annual gain of at least 25% over the exercise price. Market-based options vest in three or four year installments with the first installment vesting upon the achievement of the criteria and the remaining installments vesting thereafter in equal annual installments. Market-based options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service or in the final three years of the option term, in which case vesting will generally continue in accordance with the provisions of the award agreement. A total of 201 thousand market-based options were outstanding as of December 31, 2020.
Performance-Based Options. These option grants generally will vest if certain specific financial measures are achieved; one-fourth vests on each anniversary of the grant date. For certain other financial measures, options cliff-vest upon the achievement of the specific performance during the period from 2019 through 2021. The award of performance-based options is adjusted based on the level of achievement specified in the award agreements. If the performance criteria achieved is above threshold performance levels, participants have the opportunity to vest in 50% to 200% of the option grants, depending upon performance achieved. If the performance criteria achieved is below a certain threshold, the options are canceled. The options generally expire on the earlier of ten years after the date of grant or following termination of service. There were 446 thousand performance-based options outstanding as of December 31, 2020.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
There were no stock options granted during 2020 and 2019. Outstanding stock options increased by 228 thousand in February 2019 in connection with the determination of the level of achievement for certain performance-based options granted in 2018. The Company granted 277 thousand stock options (at a weighted average exercise price of $25.15 per share) during the year ended December 31, 2018.
The fair values of the service-based options and performance-based options are determined using the Black-Scholes option pricing model and the fair values of the market-based options were determined using a lattice (binomial) model. The following assumptions were used to determine the fair values as of the grant date for the years ended December 31:

2018
	Black-Scholes	Binomial

Risk-free interest rate (%)	2.66 – 3.10	1.64 – 3.22
Expected stock price volatility (%)	70.31 – 71.86	71.36 – 71.86
Expected dividend yield	—	—
Expected option life (in years)	6.00 – 6.25	2.56 – 4.33
Fair value	$16.17 – $19.68	$14.67 – $20.26
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
The following table summarizes the weighted average grant date fair value of stock options granted per share, the total intrinsic value of stock options exercised and the grant date fair value of stock options that vested during the years ended December 31:

(in thousands, except per share data)	2020	2019	2018

Weighted average grant date fair value of stock options granted per share	$—	$—	$16.31
Intrinsic value of options exercised	—	54	4,609
Grant date fair value of stock options that vested	2,730	3,053	1,760
The following table summarizes the activity related to our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding as of December 31, 2019	1,468,046	$29.19	4.60	$94
Forfeited	(568,132)	24.00

Outstanding as of December 31, 2020	899,914	32.47	5.63	—

Exercisable as of December 31, 2020	557,620	28.69	5.45	—
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
The following table summarizes information about stock options outstanding and exercisable as of December 31, 2020:

	Options outstanding			Options exercisable
Exercise price range (1)	Number	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number	Weighted average remaining contractual life (in years)	Weighted average exercise price

$10.01 — $20.00	154,200	4.29	$18.79	150,038	4.29	$18.79
$20.01 — $30.00	548,348	6.18	25.19	324,937	5.77	25.19
$30.01 — $40.00	68,866	6.08	33.32	21,270	5.59	33.32
$60.01 — $70.00	58,500	1.19	60.76	43,875	1.19	60.76
$80.01 — $90.00	25,000	3.60	86.69	6,250	3.60	86.69
$90.01 — $100.00	45,000	3.18	95.67	11,250	3.18	95.67

	899,914			557,620
______________________________________
(1)    These options contain market-based and performance-based components as described above.
The following table summarizes the market prices necessary in order for the market-based options to begin to vest:

	Market-based options
Vesting price	Ordinary performance	Extraordinary performance

$50.01 — $60.00	36,726	4,162
$60.01 — $70.00	11,648	6,250
$70.01 — $80.00	—	11,500
$80.01 — $90.00	—	7,362
$90.01 — $100.00	—	5,325
$100.01 — $110.00	—	1,000
$170.01 — $180.00	12,500	—
$180.01 — $190.00	7,500	14,625
Over $190.00	15,000	17,500

Total	83,374	67,724

Weighted average share price	$55.14	$50.67
Other Share-Based Awards
The Company’s other share-based and similar types of awards are composed of restricted shares and restricted share units. The restricted shares and restricted share units are composed of a combination of service-based awards, performance-based awards and market-based awards.
Service-Based Awards. These awards generally vest over two to four year periods with (a) vesting in equal annual installments, or (b) vesting of all of the restricted shares and restricted share units at the end of the vesting period. A total of 403 thousand service-based awards were outstanding as of December 31, 2020. Beginning in 2019, service-based restricted share units were awarded as a component of most employees’ annual incentive compensation.
Performance-Based Awards. These awards generally vest if certain specific financial measures are achieved; generally one-third vests on each anniversary of the grant date or the awards cliff-vest on the third anniversary of the grant date. The number of performance-based restricted shares and restricted share units that may vest will be based on the level of achievement, as specified in the award agreements. If the performance criteria achieved is above certain financial performance levels, participants have the opportunity to vest in up to 150% of the restricted share unit award for certain awards. If the performance criteria achieved is below a certain thresholds, the award is canceled. A total of 213 thousand performance-based awards were outstanding as of December 31, 2020.
Market-Based Awards. 50% of these awards generally vest if certain specific market conditions are achieved over a 30-day period and the remaining 50% of these awards generally vest on the one year anniversary of the initial vesting. The

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
Company estimates the grant date fair value of these awards using a lattice (binomial) model. A total of 194 thousand market-based awards were outstanding as of December 31, 2020.
Performance-Based and Market-Based Awards. These awards generally vest if certain specific financial measures are achieved and if certain specific market conditions are achieved. If the performance criteria achieved is above certain financial performance levels and Altisource’s share performance is above certain established criteria, participants have the opportunity to vest in up to 300% of the restricted share unit award for certain awards. If the performance criteria or the market criteria is below certain thresholds, the award is canceled. The Company estimates the grant date fair value of these awards using a Monte Carlo simulation model. A total of 69 thousand performance-based and market-based awards were outstanding as of December 31, 2020.
The Company granted 609 thousand restricted share units (at a weighted average grant date fair value of $13.47 per share) during the year ended December 31, 2020. These grants include 82 thousand performance-based awards that include both a performance condition and a market condition, and 194 thousand market-based awards for the year ended December 31, 2020. The Company granted 68 thousand performance-based awards that include both a performance condition and a market condition for the year ended December 31, 2019 (no comparative amounts for the year ended December 31, 2018). There were no market-based awards granted for the years ended December 31, 2019 and 2018.
The following table summarizes the activity related to our restricted shares and restricted share units:

Number of restricted shares and restricted share units

Outstanding as of December 31, 2019	636,146
Granted	608,695
Issued	(210,556)
Forfeited/canceled	(155,764)

Outstanding as of December 31, 2020	878,521
The following assumptions were used to determine the fair values for the performance-based awards that include both a performance condition and a market condition, and fair values for market-based awards as of the grant date for the years ended December 31:

	2020		2019
	Monte Carlo	Binomial	Monte Carlo	Binomial

Risk-free interest rate (%)	2.47	0.09 – 0.27	2.47	—
Expected stock price volatility (%)	17.72	80.36	58.90	—
Expected dividend yield	—	—	—	—
Expected life (in years)	3	2	3	0
Fair value	$—	$12.58	$20.54	$—
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

(in thousands)	2020	2019	2018

Service revenue	$347,313	$621,866	$805,480
Reimbursable expenses	16,285	24,172	30,039
Non-controlling interests	1,949	2,613	2,683

Total	$365,547	$648,651	$838,202
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
Disaggregation of Revenue
Disaggregation of total revenues by major source is as follows:

(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

For the year ended December 31, 2020	$332,084	$17,178	$16,285	$365,547
For the year ended December 31, 2019	579,929	44,550	24,172	648,651
For the year ended December 31, 2018	719,739	88,424	30,039	838,202
Contract Balances
Our contract assets consist of unbilled accounts receivable (see Note 6). Our contract liabilities consist of current deferred revenue and other non-current liabilities as reported on the accompanying consolidated balance sheets. Revenue recognized that was included in the contract liability at the beginning of the period was $4.8 million, $9.8 million and $20.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

(in thousands)	2020	2019	2018

Compensation and benefits	$94,365	$135,502	$200,486
Outside fees and services	146,322	240,796	278,380
Technology and telecommunications	35,912	36,302	41,588
Reimbursable expenses	16,285	24,172	30,039
Depreciation and amortization	12,310	13,721	24,013
Cost of real estate sold	—	42,763	47,659

Total	$305,194	$493,256	$622,165
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

(in thousands)	2020	2019	2018

Compensation and benefits	$35,521	$49,875	$51,043
Occupancy related costs	19,363	26,042	30,851
Amortization of intangible assets	14,720	19,021	28,412
Professional services	11,444	14,975	16,950
Marketing costs	3,325	11,212	14,707
Depreciation and amortization	2,580	4,788	6,786
Other	5,783	15,163	26,921

Total	$92,736	$141,076	$175,670
NOTE 21 — OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following for the years ended December 31:

(in thousands)	2020	2019	2018

Interest income	$114	$342	$740
Loss on debt refinancing	—	—	(4,434)
Other, net	261	1,006	1,824

Total	$375	$1,348	$(1,870)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
NOTE 22 — INCOME TAXES
The components of income before income taxes and non-controlling interests consist of the following for the years ended December 31:

(in thousands)	2020	2019	2018

Domestic - Luxembourg	$(50,821)	$8,919	$(22,513)
Foreign - U.S.	(13,243)	(12,602)	8,398
Foreign - non-U.S.	6,359	16,122	15,514

Total	$(57,705)	$12,439	$1,399
The income tax (provision) benefit consists of the following for the years ended December 31:

(in thousands)	2020	2019	2018

Current:
Domestic - Luxembourg	$(2,158)	$—	$(275)
Foreign - U.S. federal	4,992	187	(1,838)
Foreign - U.S. state	(322)	(174)	(336)
Foreign - non-U.S.	(6,088)	(10,970)	(7,440)

	$(3,576)	$(10,957)	$(9,889)
Deferred:
Domestic - Luxembourg	$224	$(308,657)	$4,927
Foreign - U.S. federal	(2,808)	329	291
Foreign - U.S. state	(465)	341	(134)
Foreign - non-U.S.	(1,984)	648	707

	$(5,033)	$(307,339)	$5,791

Income tax (provision) benefit	$(8,609)	$(318,296)	$(4,098)
We operate under a tax holiday in Uruguay. The Philippines and India tax holidays expired on June 30, 2019 and March 31, 2019 with the election of the reduced income tax rate, respectively. We operate in a Uruguay free trade zone that provides an indefinite future tax benefit. The tax holiday is conditioned upon our meeting certain employment and investment thresholds. The impact of these tax holidays decreased foreign taxes by $0.1 million ($0.01 per diluted share), $0.3 million ($0.02 per diluted share) and $0.7 million ($0.04 per diluted share) for the years ended December 31, 2020, 2019 and 2018, respectively.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
A summary of the tax effects of the temporary differences is as follows for the years ended December 31:

(in thousands)	2020	2019

Non-current deferred tax assets:
Net operating loss carryforwards	$353,358	$338,403
U.S. federal and state tax credits	242	189
Other non-U.S. deferred tax assets	11,327	13,980
Share-based compensation	1,658	2,010
Accrued expenses	1,205	2,691
Unrealized losses	10,351	9,011
Other	—	526
Non-current deferred tax liabilities:
Intangible assets	(8,133)	(8,325)
Depreciation	(441)	(302)
Other non-U.S. deferred tax liability	(7)	(998)
Other	(736)	—
	368,824	357,185

Valuation allowance	(372,227)	(355,559)

Non-current deferred tax (liabilities) assets, net	$(3,403)	$1,626
A valuation allowance is provided when it is deemed more likely than not that some portion or all of a deferred tax asset will not be realized. In determining whether a valuation allowance is needed requires an extensive analysis of positive and negative evidence regarding realization of the deferred tax assets and, inherent in that, an assessment of the likelihood of sufficient future taxable income. When there is a cumulative pretax loss for financial reporting for the current and two preceding years (i.e., a three year cumulative loss), this is a significant element of negative evidence that would be difficult to overcome on a more likely than not or any other basis. Therefore, the Company recorded a valuation allowance of $372.2 million and $355.6 million for the year ending December 31, 2020 and 2019, respectively.
Previously, the Company has not recognized deferred taxes on cumulative earnings of non-Luxembourg affiliates. In 2019 with the sale of the NCI business and the impending closure of the Philippines, taxes of $0.9 million were provided on the Philippines earnings. In 2020, the Company recognized income tax expense on $68 million of accumulated earnings in India that had previously been considered indefinitely reinvested. The Company also recognized income tax expense on 2020 earnings in India. The Company continues to remain indefinitely reinvested in all other non-Luxembourg earning not previously discussed. The other non-Luxembourg earnings reinvested as of December 31, 2020 were approximately $13.8 million, which if distributed would result in additional tax due totaling approximately $0.5 million.
The Company had a deferred tax asset of $353.4 million as of December 31, 2020 relating to Luxembourg, U.S. federal, state and foreign net operating losses compared to $338.4 million as of December 31, 2019. As of December 31, 2020 and 2019, a valuation allowance of $349.8 million and $337.7 million, respectively, has been established related to Luxembourg net operating loss (“NOL”), a valuation allowance of $0.8 million and $0.5 million, respectively, has been established related to state NOLs and a valuation allowance of $2.4 million and $0.1 million, respectively, has been established related to U.S. federal NOLs. The gross amount of net operating losses available for carryover to future years is approximately $1,415.9 million as of December 31, 2020 and approximately $1,355.4 million as of December 31, 2019. These losses are scheduled to expire between the years 2023 and 2040.
The deferred tax asset created from the sale of the Financial Services Business was adjusted to reflect the final capital loss balance of $10.4 million in the U.S. Because it is not more likely than not the Company will have sufficient taxable income of the appropriate character (a capital gain) in the carryforward period, a full valuation allowance has been established related to the capital loss.
On September 20, 2019, the corporate income tax rate in India lowered from 34.94% to 25.17% retroactive to April 1, 2019. The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. As of December 31, 2020, the amount recorded related to remeasurement of our deferred tax balance was $1.4 million.
On April 25, 2019, the Luxembourg Parliament voted to approve the 2019 Budget Law. The new legislation reduced the overall effective corporate income tax rate from 26.01% to 24.94% for accounting periods beginning on or after January 1,

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
2019. The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 24.94%. As of December 31, 2019, the amount recorded related to remeasurement of our deferred tax balance was $14.0 million.
In addition, the Company had a deferred tax asset of $0.9 million and $0.6 million as of December 31, 2020 and 2019, respectively, relating to state tax credits. Some of the state tax credit carryforwards have an indefinite carryforward period.
The Company is taking advantage of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act signed into law on March 27, 2020 by utilizing a five year carryback of the full net operating loss generated in the U.S. in 2020. The CARES Act allows a five year carryback of the $14.8 million net operating loss generated in the U.S. in 2020
The effective tax rate differs from the Luxembourg statutory tax rate due to tax rate differences on foreign earnings, increases in uncertain tax positions, state taxes, remeasurement of deferred tax assets related to tax rate changes, a decrease in unrecognized tax benefits and a valuation allowance against deferred tax assets the Company believes it is more likely than not will not be realized
The following table reconciles the Luxembourg statutory tax rate to our effective tax rate for the years ended December 31:

	2020	2019	2018

Statutory tax rate	24.94%	24.94%	26.01%
Change in valuation allowance	(29.79)	2,526.53	43.08
State tax expense	(1.25)	(1.63)	28.58
Tax credits	0.10	—	—
Uncertain tax positions	(2.94)	39.60	114.18
Unrecognized tax loss	—	(67.18)	—
Income tax rate change	(2.40)	—	—
Tax rate differences on foreign earnings	(6.62)	28.75	73.11
Other	3.04	7.85	7.96

Effective tax rate	(14.92)%	2,558.86%	292.92%
The Company follows ASC Topic 740 which clarifies the accounting and disclosure for uncertainty in tax positions. We analyzed our tax filing positions in the domestic and foreign tax jurisdictions where we are required to file income tax returns as well as for all open tax years subject to audit in these jurisdictions. The Company has open tax years in the United States (2017 through 2019), India (2011 through 2019) and Luxembourg (2014 through 2018).
The following table summarizes changes in unrecognized tax benefits during the years ended December 31:

(in thousands)	2020	2019

Amount of unrecognized tax benefits as of the beginning of the year	$9,767	$9,687
Decreases as a result of tax positions taken in a prior period	(2,591)	(192)
Increases as a result of tax positions taken in a prior period	767	22
Increases as a result of tax positions taken in the current period	598	250

Amount of unrecognized tax benefits as of the end of the year	$8,541	$9,767
The total amount of unrecognized tax benefits including interest and penalties that, if recognized, would affect the effective tax rate is $13.2 million and $13.5 million as of December 31, 2020 and 2019, respectively. The Company recognizes interest, if any, related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2020 and 2019, the Company had recorded accrued interest and penalties related to unrecognized tax benefits of $4.6 million and $3.7 million, respectively.
NOTE 23 — LOSS PER SHARE
Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the assumed conversion of all dilutive securities using the treasury stock method. Diluted net loss per share excludes all dilutive securities because their impact would be anti-dilutive, as described below.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
Basic and diluted loss per share are calculated as follows for the years ended December 31:

(in thousands, except per share data)	2020	2019	2018

Net loss attributable to Altisource	$(67,156)	$(307,969)	$(5,382)

Weighted average common shares outstanding, basic	15,598	15,991	17,073

Weighted average common shares outstanding, diluted	15,598	15,991	17,073

Loss per share:
Basic	$(4.31)	$(19.26)	$(0.32)
Diluted	$(4.31)	$(19.26)	$(0.32)
For the years ended December 31, 2020, 2019 and 2018, 1.6 million, 1.6 million and 1.2 million, respectively, stock options, restricted shares and restricted share units were excluded from the computation of loss per share, as a result of the following:
•As a result of the net loss attributable to Altisource for the years ended December 31, 2020, 2019 and 2018, 0.2 million, 0.3 million and 0.5 million, respectively, stock options, restricted shares and restricted share units in each period were excluded from the computation of diluted loss per share, as their impacts were anti-dilutive
•For the years ended December 31, 2020, 2019 and 2018, 0.5 million, 0.5 million and 0.3 million, respectively, stock options were anti-dilutive and have been excluded from the computation of diluted loss per share because their exercise price was greater than the average market price of our common stock
•For the years ended December 31, 2020, 2019 and 2018, 0.9 million, 0.8 million and 0.5 million, respectively, stock options, restricted shares and restricted share units, which begin to vest upon the achievement of certain market criteria related to our common stock price, performance criteria and an annualized rate of return to shareholders that have not yet been met in each period have been excluded from the computation of diluted loss per share.
NOTE 24 — RESTRUCTURING CHARGES
In August 2018, Altisource initiated Project Catalyst, a project intended to optimize its operations and reduce costs to better align its cost structure with its anticipated revenues and improve its operating margins (finalized in 2020). During the years ended December 31, 2020, 2019 and 2018, Altisource incurred $12.0 million, $14.1 million and $11.6 million, respectively, of severance costs, professional services fees, facility consolidation costs, technology costs and business wind down costs related to the reorganization plan.
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
Sales Taxes
On June 21, 2018, the United States Supreme Court rendered a 5-4 majority decision in South Dakota v. Wayfair, Inc., holding that a state may require a remote seller with no physical presence in the state to collect and remit sales tax on goods and services provided to purchasers in the state, overturning existing court precedent. During the year ended December 31, 2019,

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
the Company completed the analysis of its services for potential exposure to sales tax in various jurisdictions in the United States. The Company recognized a $(2.7) million loss reimbursement, $0.3 million and $6.2 million net loss for the years ended December 31, 2020, 2019 and 2018, respectively, in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss. The Company began invoicing, collecting and remitting sales tax in applicable jurisdictions in 2019. Future changes in our estimated sales tax exposure could result in a material adjustment to our consolidated financial statements, which would impact our financial condition and results of operations.
Ocwen Related Matters
As discussed in Note 3, during the year ended December 31, 2020, Ocwen was our largest customer, accounting for 54% of our total revenue. Additionally, 7% of our revenue for the year ended December 31, 2020 was earned on the loan portfolios serviced by Ocwen, when a party other than Ocwen or the MSR owner selected Altisource as the service provider.
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
Ocwen has disclosed that NRZ is its largest client. As of December 31, 2020, NRZ MSRs or rights to MSRs relating to approximately 36% of loans serviced and subserviced by Ocwen (measured in UPB). In July 2017 and January 2018, Ocwen and NRZ entered into a series of agreements pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer from Ocwen to NRZ of Ocwen’s legal title to the Subject MSRs and under which Ocwen will subservice mortgage loans underlying the MSRs for an initial term of five years. NRZ can terminate its sub-servicing agreement with Ocwen in exchange for the payment of a termination fee.
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
During the second quarter of 2020, Ocwen informed us that an MSR investor instructed Ocwen to use a field services provider other than Altisource on properties associated with certain MSRs. Based upon the impacted portfolios to date and the designated service provider, Altisource believes that Ocwen received these directions from NRZ. We believe Ocwen commenced using another field services provider for these properties in July 2020 and continued to transition services during the third quarter of 2020. We believe that the transition to the replacement field service provider was largely completed as of September 30, 2020. We estimate that $70.1 million, $150.2 million and $171.0 million of service revenue from Ocwen for the year ended December 31, 2020, 2019 and 2018, respectively, was derived from Field Services referrals from the NRZ portfolios. Ocwen also communicated to Altisource in the fourth quarter of 2020 that the same investor instructed Ocwen to use a provider for default valuations and certain default title services other than Altisource on properties associated with such certain MSRs and commenced moving these referrals to other service providers in the fourth quarter of 2020. We anticipate that the transition of such default valuations and title services will continue during the course of 2021. We estimate that $18.2 million, $33.2 million and $40.1 million of service revenue from Ocwen for the year ended December 31, 2020, 2019 and 2018, respectively, was derived from default valuations and title services referrals from the NRZ portfolios. Altisource believes that any action taken by Ocwen to redirect these service referrals breaches Altisource's agreement with Ocwen. We are currently in discussions with Ocwen to address this matter, and have reserved all of our rights with respect to this matter.
To address the reduction in revenue, Altisource is undertaking several measures to further reduce its cost structure and strengthen its operations.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
In addition to expected reductions in our revenue from the transition of referrals for default related services previously identified, if any of the following events occurred, Altisource’s revenue could be further significantly reduced and our results of operations could be materially adversely affected, including from the possible impairment or write-off of goodwill, intangible assets, property and equipment, other assets and accounts receivable:
•Altisource loses Ocwen as a customer or there is an additional significant reduction in the volume of services they purchase from us
•Ocwen loses, sells or transfers a significant portion of its GSE servicing rights or subservicing arrangements or remaining non-GSE servicing rights or subservicing arrangements and Altisource fails to be retained as a service provider
•The contractual relationship between Ocwen and NRZ changes significantly and this change results in a change in our status as a provider of services related to the Subject MSRs
•Ocwen loses state servicing licenses in states with a significant number of loans in Ocwen’s servicing portfolio
•The contractual relationship between Ocwen and Altisource changes significantly or there are significant changes to our pricing to Ocwen for services from which we generate material revenue
•Altisource otherwise fails to be retained as a service provider
Management cannot predict whether any of these events will occur or the amount of any impact they may have on Altisource. However, we are focused on diversifying and growing our revenue and customer base and we have a sales and marketing strategy to support these efforts. Moreover, in the event one or more of these events materially negatively impact Altisource, we believe the variable nature of our cost structure would allow us to realign our cost structure to address some of the impact to revenue and that current liquidity would be sufficient to meet our working capital, capital expenditures, debt service and other cash needs. There can be no assurance that our plans will be successful or our operations will be profitable.
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
We lease certain premises and equipment, primarily consisting of office space and information technology equipment. Certain of our leases include options to renew at our discretion or terminate leases early, and these options are considered in our determination of the expected lease term. Certain of our lease agreements include rental payments adjusted periodically for inflation. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. We sublease certain office space to third parties. Sublease income was $1.4 million, $1.7 million and $1.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. The amortization periods of right-of-use assets are generally limited by the expected lease term. Our leases generally have expected lease terms at adoption of one to six years. As of December 31, 2020, we entered into a five year lease for additional office space which has not yet commenced.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
Information about our lease terms and our discount rate assumption is as follows as of December 31:

	2020	2019

Weighted average remaining lease term (in years)	3.18	3.23
Weighted average discount rate	7.01%	7.11%
Our lease activity was as follows for the years ended December 31:

(in thousands)	2020	2019

Operating lease costs:
Selling, general and administrative expense	$9,712	$10,698
Cost of revenue	1,919	2,757

Cash used in operating activities for amounts included in the measurement of lease liabilities	$13,113	$15,446
Short-term (twelve months or less) lease costs	3,797	4,999
Maturities of our lease liabilities as of December 31, 2020 are as follows:

(in thousands)	Operating lease obligations

2021	$8,268
2022	5,765
2023	4,671
2024	2,901
2025	599
Total lease payments	22,204
Less: interest	(2,314)

Present value of lease liabilities	$19,890
We have executed three standby letters of credit totaling $0.8 million related to three office leases that are secured by restricted cash balances.
Escrow Balances
We hold customers’ assets in escrow accounts at various financial institutions pending completion of certain real estate activities. These amounts are held in escrow accounts for limited periods of time and are not included in the consolidated balance sheets. Amounts held in escrow accounts were $20.0 million and $12.3 million as of December 31, 2020 and 2019, respectively.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
NOTE 26 — QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables contain selected unaudited statement of operations information for each quarter of 2020 and 2019. The following information reflects all recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Our business can be affected by seasonality.

	2020 quarter ended (1)(2)(3)(4)(5)(6)
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,

Revenue	$121,444	$95,342	$88,795	$59,966
Gross profit	26,863	12,714	16,225	4,551
Loss before income taxes and non-controlling interests	(9,124)	(33,747)	(11,140)	(3,695)
Net loss	(11,545)	(34,864)	(12,897)	(7,009)
Net loss attributable to Altisource	(11,650)	(35,061)	(13,237)	(7,208)

Loss per share:
Basic	$(0.75)	$(2.25)	$(0.85)	$(0.46)
Diluted	$(0.75)	$(2.25)	$(0.85)	$(0.46)

Weighted average shares outstanding:
Basic	15,497	15,601	15,637	15,657
Diluted	15,497	15,601	15,637	15,657

	2019 quarter ended (1)(2)(3)(4)(5)(7)(8)
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,

Revenue	$169,935	$196,535	$141,493	$140,688
Gross profit	45,720	43,821	30,771	35,083
(Loss) income before income taxes and non-controlling interests	(3,966)	11,909	12,955	(8,459)
Net (loss) income	(2,744)	(4,604)	7,576	(306,085)
Net (loss) income attributable to Altisource	(3,184)	(5,844)	7,165	(306,106)

(Loss) earnings per share:
Basic	$(0.20)	$(0.36)	$0.45	$(19.66)
Diluted	$(0.20)	$(0.36)	$0.44	$(19.66)

Weighted average shares outstanding:
Basic	16,292	16,214	15,897	15,568
Diluted	16,292	16,214	16,151	15,568
______________________________________
(1)    The sum of quarterly amounts, including per share amounts, may not equal amounts reported for year-to-date periods. This is due to the effects of rounding and changes in the number of weighted average shares outstanding for each period.
(2)    The income tax provisions on losses before income taxes and non-controlling interests for each quarter of 2020 were primarily driven by the income in our US and other foreign operations from transfer pricing on services provided to our Luxembourg operating company and no tax benefit on pretax losses from our Luxembourg operating company. During the fourth quarter of 2019, we recognized net income tax provision of $318.3 million, which included an increase in the valuation allowance in connection with the Luxembourg net operating loss carryforward of $291.5 million, the impact of a decrease in the Luxembourg statutory income tax rate on deferred taxes of $1.7 million and foreign income tax reserves of $5.6 million. During the second quarter of 2019, we recognized $12.3 million as a result of the change in the Luxembourg statutory income tax rate on deferred taxes. See Note 22.
(3)    During the first quarter of 2020, second quarter of 2020, third quarter of 2020 and fourth quarter of 2020, we recognized unrealized (losses) gains from our investment in RESI common shares of $(1.3) million, $(11.2) million, $0.1 million and $16.4 million, respectively. During the first quarter of 2019, second quarter of 2019, third quarter of 2019 and fourth quarter of 2019, we recognized unrealized gains (losses) from our investment in RESI common shares of $2.2 million, $11.8 million, $(2.3) million and $2.7 million, respectively. See Note 5.
(4)    In August 2018, we initiated Project Catalyst, a restructuring plan intended to optimize our operations and reduce costs to align our cost structure with our anticipated revenues and improve our operating margins. During the first quarter of 2020,

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
second quarter of 2020, third quarter of 2020 and fourth quarter of 2020, we recognized $2.9 million, $5.8 million, $2.2 million and $1.1 million, respectively, of severance costs, professional services fees, facility consolidation costs, technology costs and business wind down costs related to the restructuring plan. During the first quarter of 2019, second quarter of 2019, third quarter of 2019 and fourth quarter of 2019, we recognized $4.4 million, $1.9 million, $2.8 million and $5.0 million, respectively, of severance costs, professional services fees, facility consolidation costs, technology costs and business wind down costs related to the restructuring plan. See Note 24.
(5)    In connection with a United States Supreme Court decision in June 2018, we analyzed our services for potential exposure to sales tax in various jurisdictions in the United States and recognized a net loss reimbursement of $(0.6) million and $(2.1) million for the third and fourth quarter of 2020, respectively. In addition, we recognized a net (loss reimbursement) loss of $2.1 million and $(1.7) million in the first and third quarter of 2019, respectively. See Note 25.
(6)    During the third quarter of 2020 we recognized $0.7 million of severance in connection with cost savings initiatives (no comparable amounts in 2019).
(7)    In July 2019, we sold the Financial Services Business to TSI for $44.0 million consisting of an up-front payment of $40.0 million, subject to a working capital adjustment and transaction costs upon closing of the sale, and an additional $4.0 million payment on the one year anniversary of the sale closing. We recognized a $17.6 million pretax gain on sale in the third quarter of 2019 and a working capital true-up gain of an additional $0.3 million in the fourth quarter of 2019. See Note 4.
(8)    In connection with the wind down of Owners.com, we wrote off $5.2 million of goodwill and $0.7 million of intangible assets during the fourth quarter of 2019. In November 2018, we announced our plans to sell the BRS Inventory and discontinue the BRS business. During the second quarter of 2019, we recognized a loss on the sale of the BRS Inventory of $1.8 million. See Note 8.

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
As of December 31, 2020, an evaluation was conducted under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of December 31, 2020.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Mayer Hoffman McCann P.C. has independently assessed the effectiveness of our internal control over financial reporting and its report is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2021 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2021 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2021 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2021 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2021 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

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

3.1	Amended and Restated Articles of Incorporation of Altisource Portfolio Solutions S.A. (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on August 9, 2017)

4.1	Description of Securities

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

10.81 †	Agreement dated as of October 11, 2019 between Altisource S.à r.l. and Kevin J. Wilcox (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on October 24, 2019)

21.1 *	Subsidiaries of the Registrant.

23.1 *	Consent of Independent Registered Public Accounting Firm (Mayer Hoffman McCann P.C.).

31.1 *	Section 302 Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2 *	Section 302 Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1 *	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 is formatted in Inline XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019; (ii) Consolidated Statements of Operations and Comprehensive Loss for each of the years in the three-year period ended December 31, 2020; (iii) Consolidated Statements of Equity for each of the years in the three-year period ended December 31, 2020 (iv) Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2020; (v) Notes to Consolidated Financial Statements; and (vi) Financial Statement Schedule.

104*	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101
______________________________________

*	Filed herewith

**	Portions of this exhibit have been redacted pursuant to a request for confidential treatment. The non-public information has been filed separately with the Securities and Exchange Commission.

†	Denotes management contract or compensatory arrangement

SCHEDULE II.    VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2020, 2019 and 2018:

		Additions
(in thousands)	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts Note (1)	Deductions Note (2)	Balance at End of Period

Deductions from asset accounts:

Allowance for doubtful accounts and expected credit losses:

Year 2020	$4,472	$2,229	$—	$1,120	$5,581
Year 2019	10,883	720	(70)	7,061	4,472
Year 2018	10,579	2,830	(7)	2,519	10,883

Valuation allowance for deferred tax assets:

Year 2020	$355,559	$16,668	$—	$—	$372,227
Year 2019	46,751	308,808	—	—	355,559
Year 2018	46,283	468	—	—	46,751
______________________________________
(1)    For allowance for credit losses, primarily includes amounts previously written off which were credited directly to this account when recovered.
(2)    For allowance for credit losses, amounts written off as uncollectible or transferred to other accounts or utilized.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 11, 2021

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

Signature	Title	Date

/s/ William B. Shepro	Chairman and Chief Executive Officer	March 11, 2021
William B. Shepro	(Principal Executive Officer)

/s/ Scott E. Burg	Lead Independent Director	March 11, 2021
Scott E. Burg

/s/ Joseph L. Morettini	Director	March 11, 2021
Joseph L. Morettini

/s/ Roland Müller-Ineichen	Director	March 11, 2021
Roland Müller-Ineichen

/s/ Michelle D. Esterman	Chief Financial Officer	March 11, 2021
Michelle D. Esterman	(Principal Financial Officer and Principal Accounting Officer)