Form 10-Q
period 2021-03-31
Altisource Portfolio Solutions S.A.
filed 2021-05-10
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
(352) 27 61 49 00
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

As of May 4, 2021, there were 15,807,497 outstanding shares of the registrant’s common stock (excluding 9,605,251 shares held as treasury stock).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$41,335	$58,263
Accounts receivable, net	19,956	22,413
Prepaid expenses and other current assets	20,965	19,479
Total current assets	82,256	100,155

Premises and equipment, net	11,092	11,894
Right-of-use assets under operating leases	16,301	18,213
Goodwill	73,849	73,849
Intangible assets, net	43,727	46,326
Deferred tax assets, net	5,385	5,398
Other assets	7,091	9,850

Total assets	$239,701	$265,685

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$56,712	$56,779
Deferred revenue	4,595	5,461
Other current liabilities	7,536	9,305
Total current liabilities	68,843	71,545

Long-term debt	243,039	242,656
Deferred tax liabilities, net	9,423	8,801
Other non-current liabilities	23,654	25,239

Commitments, contingencies and regulatory matters (Note 23)

Equity (deficit):
Common stock ($1.00 par value; 100,000 shares authorized, 25,413 issued and 15,795 outstanding as of March 31, 2021; 15,664 outstanding as of December 31, 2020)	25,413	25,413
Additional paid-in capital	142,911	141,473
Retained earnings	158,890	190,383
Treasury stock, at cost (9,618 shares as of March 31, 2021 and 9,749 shares as of December 31, 2020)	(432,373)	(441,034)
Altisource deficit	(105,159)	(83,765)

Non-controlling interests	(99)	1,209
Total deficit	(105,258)	(82,556)

Total liabilities and deficit	$239,701	$265,685

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Three months ended March 31,
	2021	2020

Revenue	$50,465	$121,444
Cost of revenue	50,158	94,581

Gross profit	307	26,863
Operating expenses:
Selling, general and administrative expenses	18,886	28,093
Restructuring charges	—	2,925

Loss from operations	(18,579)	(4,155)
Other income (expense), net
Interest expense	(3,442)	(4,716)
Unrealized loss on investment in equity securities	—	(1,347)
Other income (expense), net	949	1,094
Total other income (expense), net	(2,493)	(4,969)

Loss before income taxes and non-controlling interests	(21,072)	(9,124)
Income tax provision	(843)	(2,421)

Net loss	(21,915)	(11,545)
Net income attributable to non-controlling interests	(87)	(105)

Net loss attributable to Altisource	$(22,002)	$(11,650)

Loss per share:
Basic	$(1.40)	$(0.75)
Diluted	$(1.40)	$(0.75)

Weighted average shares outstanding:
Basic	15,717	15,497
Diluted	15,717	15,497

Comprehensive loss:

Comprehensive loss, net of tax	$(21,915)	$(11,545)
Comprehensive income attributable to non-controlling interests	(87)	(105)

Comprehensive loss attributable to Altisource	$(22,002)	$(11,650)

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Altisource Equity (Deficit)
	Common stock		Additional paid-in capital	Retained earnings	Treasury stock, at cost	Non-controlling interests	Total
	Shares

Balance, December 31, 2019	25,413	$25,413	$133,669	$272,026	$(453,934)	$1,469	$(21,357)

Net loss	—	—	—	(11,650)	—	105	(11,545)
Distributions to non-controlling interest holders	—	—	—	—	—	(311)	(311)
Share-based compensation expense	—	—	2,894	—	—	—	2,894
Issuance of restricted share units and restricted shares	—	—	—	(4,796)	4,796	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(3,114)	1,909	—	(1,205)

Balance, March 31, 2020	25,413	$25,413	$136,563	$252,466	$(447,229)	$1,263	$(31,524)

Balance, December 31, 2020	25,413	$25,413	$141,473	$190,383	$(441,034)	$1,209	$(82,556)

Net loss	—	$—	$—	$(22,002)	$—	$87	$(21,915)
Distributions to non-controlling interest holders	—	—	—	—	—	(1,395)	(1,395)
Share-based compensation expense	—	—	1,438	—	—	—	1,438
Issuance of restricted share units and restricted shares	—	—	—	(5,905)	5,905	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(3,586)	2,756	—	(830)

Balance, March 31, 2021	25,413	$25,413	$142,911	$158,890	$(432,373)	$(99)	$(105,258)
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(21,915)	$(11,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,184	4,117
Amortization of right-of-use assets under operating leases	1,927	2,706
Amortization of intangible assets	2,599	4,209
Unrealized loss on investment in equity securities	—	1,347
Share-based compensation expense	1,438	2,894
Bad debt expense	217	342
Amortization of debt discount	168	167
Amortization of debt issuance costs	215	184
Deferred income taxes	562	126
Loss on disposal of fixed assets	7	39
Changes in operating assets and liabilities:
Accounts receivable	2,240	(303)
Prepaid expenses and other current assets	(1,486)	(36)
Other assets	258	612
Accounts payable and accrued expenses	11	(3,116)
Current and non-current operating lease liabilities	(1,941)	(3,354)
Other current and non-current liabilities	(2,294)	(37)
Net cash used in operating activities	(16,810)	(1,648)

Cash flows from investing activities:
Additions to premises and equipment	(467)	(511)
Proceeds from the sale of business	3,000	—
Net cash provided by (used in) investing activities	2,533	(511)

Cash flows from financing activities:
Distributions to non-controlling interests	(1,395)	(311)
Payments of tax withholding on issuance of restricted share units and restricted shares	(830)	(1,205)
Net cash used in financing activities	(2,225)	(1,516)

Net decrease in cash, cash equivalents and restricted cash	(16,502)	(3,675)
Cash, cash equivalents and restricted cash at the beginning of the period	62,096	86,583

Cash, cash equivalents and restricted cash at the end of the period	$45,594	$82,908

Supplemental cash flow information:
Interest paid	$3,090	$4,415
Income taxes paid (received), net	902	(1,720)
Acquisition of right-of-use assets with operating lease liabilities	15	705
Reduction of right-of-use assets from operating lease modifications or reassessments	—	(1,273)

Non-cash investing and financing activities:
Net (decrease) increase in payables for purchases of premises and equipment	$(78)	$103
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
The management agreement between MPA and Lenders One, pursuant to which MPA is the management company, represents a variable interest in a variable interest entity. MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact the cooperative’s economic performance and the right to receive benefits from the cooperative. As a result, Lenders One is presented in the accompanying condensed consolidated financial statements on a consolidated basis and the interests of the members are reflected as non-controlling interests. As of March 31, 2021, Lenders One had total assets of $1.9 million and total liabilities of $0.7 million. As of December 31, 2020, Lenders One had total assets of $2.3 million and total liabilities of $0.1 million.
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
These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 11, 2021.

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
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard is part of the FASB’s initiative to reduce complexity in accounting standards by instituting several simplifying provisions and removing several exceptions pertaining to income tax accounting. This standard is effective for annual periods beginning after December 15, 2020, including interim periods within that reporting period. Early adoption of this standard is permitted. The Company adopted this standard effective January 1, 2021 and has applied it prospectively. Adoption of this new standard did not have any impact on the Company’s condensed consolidated financial statements.
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
During the three months ended March 31, 2021, Ocwen was our largest customer, accounting for 34% of our total revenue. Ocwen purchases certain mortgage services from us under the terms of services agreements and amendments thereto (collectively, the “Ocwen Services Agreements”) with terms extending through August 2025. Certain of the Ocwen Services Agreements contain a “most favored nation” provision and also grant the parties the right to renegotiate pricing, among other things.
Revenue from Ocwen primarily consists of revenue earned from the loan portfolios serviced and subserviced by Ocwen when Ocwen engages us as the service provider, and revenue earned directly from Ocwen, pursuant to the Ocwen Services Agreements. For the three months ended March 31, 2021 and 2020, we recognized revenue from Ocwen of $16.9 million and $74.2 million, respectively. Revenue from Ocwen as a percentage of consolidated revenue was 34% and 61% for the three months ended March 31, 2021 and 2020, respectively.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

We earn additional revenue related to the portfolios serviced and subserviced by Ocwen when a party other than Ocwen or the MSR owner selects Altisource as the service provider. For the three months ended March 31, 2021 and 2020, we recognized revenue of $2.6 million and $7.8 million, respectively, related to the portfolios serviced by Ocwen when a party other than Ocwen or the MSR owner selected Altisource as the service provider. These amounts are not included in deriving revenue from Ocwen and revenue from Ocwen as a percentage of revenue discussed above.
During the second quarter of 2020, Ocwen informed us that an MSR investor instructed Ocwen to use a field services provider other than Altisource on properties associated with certain MSRs. Based upon the impacted portfolios to date and the designated service provider, Altisource believes that Ocwen received these directions from New Residential Investment Corp. (individually, together with one or more of its subsidiaries or one or more of its subsidiaries individually, “NRZ”). We believe Ocwen commenced using another field services provider for these properties in July 2020 and continued to transition services during the third quarter of 2020. We believe that the transition to the replacement field service provider was largely completed as of September 30, 2020. We estimate that $0.2 million and $29.3 million of service revenue from Ocwen for the three months ended March 31, 2021 and 2020, respectively, was derived from Field Services referrals from the NRZ portfolios. Ocwen also communicated to Altisource in the fourth quarter of 2020 that the same investor instructed Ocwen to use a provider for default valuations and certain default title services other than Altisource on properties associated with such certain MSRs and commenced moving these referrals to other service providers in the fourth quarter of 2020. We anticipate that the transition of such default valuations and title services will continue during the course of 2021. We estimate that $1.0 million and $8.0 million of service revenue from Ocwen for the three months ended March 31, 2021 and 2020, respectively, was derived from default valuations and title services referrals from the NRZ portfolios.
To address the reduction in revenue, Altisource is undertaking several measures to further reduce its cost structure and strengthen its operations.
In addition, we entered into an agreement with Ocwen on May 5, 2021 (the “Agreement”) pursuant to which the term of the services agreements between us and Ocwen were extended from August 2025 through August 2030 and the scope of solutions we provide to Ocwen were expanded to, among other things, include the opportunity to provide field services, first and second chance foreclosure auctions, and title services on Ocwen’s Federal Housing Administration (“F.H.A.”), Veterans Affairs (“V.A.”) and United States Department of Agriculture (“U.S.D.A.”) loans, subject to a process to confirm Altisource’s ability to meet reasonable performance requirements. The Agreement established a framework for us to expand the foreclosure trustee solutions we provide to Ocwen in additional states, and, as mutually agreed upon by the parties, to deliver reverse mortgage related solutions to Ocwen, subject to negotiation of appropriate statements of work or other agreements, a process to confirm Altisource’s ability to meet reasonable performance requirements, and technical integrations, as may be applicable. The Agreement further resolved the contractual dispute between the parties related to Ocwen’s transfer to NRZ the rights to designate service providers other than Altisource, including mutual releases with respect to such dispute. The Agreement also addressed Ocwen’s rights in the event of certain change of control or sale of a business transactions by us on or after September 1, 2028.
As of March 31, 2021, accounts receivable from Ocwen totaled $4.1 million, $3.1 million of which was billed and $1.0 million of which was unbilled. As of December 31, 2020, accounts receivable from Ocwen totaled $5.9 million, $5.1 million of which was billed and $0.8 million of which was unbilled.
NRZ
NRZ is a real estate investment trust that invests in and manages investments primarily related to residential real estate, including MSRs and excess MSRs.
Ocwen has disclosed that NRZ is its largest client. As of March 31, 2021, approximately 36% of loans serviced and subserviced by Ocwen (measured in unpaid principal balance (“UPB”)) were related to NRZ MSRs or rights to MSRs. In July 2017 and January 2018, Ocwen and NRZ entered into a series of agreements pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer from Ocwen to NRZ of Ocwen’s legal title to certain of its MSRs (the “Subject MSRs”) and under which Ocwen will subservice mortgage loans underlying the MSRs for an initial term of five years, subject to early termination rights.
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
For the three months ended March 31, 2021 and 2020, we recognized revenue from NRZ of $0.8 million and $2.7 million, respectively, under the Brokerage Agreement. For the three months ended March 31, 2021 and 2020, we recognized additional revenue of $3.4 million and $12.0 million, respectively, relating to the Subject MSRs when a party other than NRZ selects Altisource as the service provider.
NOTE 3— SALE OF A BUSINESS
In August 2018, Altisource entered into an amendment to its agreements with Front Yard Residential Corporation (“RESI”) to sell Altisource’s rental property management business to RESI and permit RESI to internalize certain services that had been provided by Altisource. The proceeds from the transaction totaled $18.0 million, payable in two installments. The first installment of $15.0 million was received on the closing date of August 8, 2018. The second installment of $3.0 million was to be received on the earlier of a RESI change of control or on August 8, 2023. On October 19, 2020, RESI announced that it had entered into a definitive merger agreement to sell RESI. The merger closed on January 11, 2021 and the Company subsequently received the $3.0 million payment. The present value of the second installment is included in other assets in the accompanying condensed consolidated balance sheets at a discounted value of $2.5 million as of December 31, 2020 (no comparative amount as of March 31, 2021).
NOTE 4 — INVESTMENT IN EQUITY SECURITIES
During 2016, we purchased 4.1 million shares of RESI common stock. This investment is reflected in the accompanying condensed consolidated balance sheets at fair value and changes in fair value are included in other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive loss. As of March 31, 2021 and December 31, 2020, we held no shares of RESI common stock. During the three months ended March 31, 2020, we recognized an unrealized loss from the change in fair value of $(1.3) million (no comparative amount for the three months ended March 31, 2021). During the three months ended March 31, 2020, we earned dividends of $0.5 million (no comparative amount for the three months ended March 31, 2021), related to this investment.
NOTE 5 — ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consists of the following:

(in thousands)	March 31, 2021	December 31, 2020

Billed	$17,489	$19,703
Unbilled	8,215	8,291
	25,704	27,994
Less: Allowance for credit losses	(5,748)	(5,581)

Total	$19,956	$22,413
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
We are exposed to credit losses through our sales of products and services to our customers which are recorded as accounts receivable, net on the Company’s condensed consolidated financial statements. We monitor and estimate the allowance for credit losses based on our historical write-offs, historical collections, our analysis of past due accounts based on the contractual terms of the receivables, relevant market and industry reports and our assessment of the economic status of our customers, if known. Estimated credit losses are written off in the period in which the financial asset is determined to be no longer

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

collectible. There can be no assurance that actual results will not differ from estimates or that consideration of these factors in the future will not result in an increase or decrease to our allowance for credit losses.
Changes in allowance for expected credit losses consist of the following:

		Additions
(in thousands)	Balance at Beginning of Period	Charged to Expenses	Deductions Note (1)	Balance at End of Period

Allowance for expected credit losses:

March 31, 2021	$5,581	$217	$50	$5,748
December 31, 2020	4,472	2,229	1,120	5,581

______________________________________
(1)    Amounts written off as uncollectible or transferred to other accounts or utilized.
NOTE 6 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

(in thousands)	March 31, 2021	December 31, 2020

Income taxes receivable	$8,509	$7,053
Maintenance agreements, current portion	2,205	2,513
Prepaid expenses	5,149	4,812
Other current assets	5,102	5,101

Total	$20,965	$19,479
NOTE 7 — PREMISES AND EQUIPMENT, NET
Premises and equipment, net consists of the following:

(in thousands)	March 31, 2021	December 31, 2020

Computer hardware and software	$52,289	$52,837
Leasehold improvements	14,835	14,792
Furniture and fixtures	5,560	5,882
Office equipment and other	1,694	1,817
	74,378	75,328
Less: Accumulated depreciation and amortization	(63,286)	(63,434)

Total	$11,092	$11,894
Depreciation and amortization expense amounted to $1.2 million and $4.1 million for the three months ended March 31, 2021 and 2020, respectively, and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive loss.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Premises and equipment, net consist of the following, by country:

(in thousands)	March 31, 2021	December 31, 2020

United States	$5,084	$5,530
Luxembourg	5,054	5,451
India	875	822
Uruguay	79	91

Total	$11,092	$11,894
NOTE 8 — RIGHT-OF-USE ASSETS UNDER OPERATING LEASES, NET
Right-of-use assets under operating leases, net consists of the following:

(in thousands)	March 31, 2021	December 31, 2020

Right-of-use assets under operating leases	$30,111	$31,932
Less: Accumulated amortization	(13,810)	(13,719)

Total	$16,301	$18,213
Amortization of operating leases was $1.9 million and $2.7 million for the three months ended March 31, 2021 and 2020, respectively, and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive loss.
NOTE 9 — GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
Goodwill consists of the following:

(in thousands)	Total

Balance as of March 31, 2021 and December 31, 2020	$73,849
Intangible Assets, net
Intangible assets, net consist of the following:

	Weighted average estimated useful life (in years)	Gross carrying amount		Accumulated amortization		Net book value
(in thousands)		March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020

Definite lived intangible assets:
Customer related intangible assets	9	$214,973	$214,973	$(189,981)	$(187,923)	$24,992	$27,050
Operating agreement	20	35,000	35,000	(19,564)	(19,126)	15,436	15,874
Trademarks and trade names	16	9,709	9,709	(6,410)	(6,307)	3,299	3,402
Non-compete agreements	—	—	1,230	—	(1,230)	—	—
Other intangible assets	—	—	1,800	—	(1,800)	—	—

Total		$259,682	$262,712	$(215,955)	$(216,386)	$43,727	$46,326

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Amortization expense for definite lived intangible assets was $2.6 million and $4.2 million for the three months ended March 31, 2021 and 2020, respectively. Expected annual definite lived intangible asset amortization expense for 2021 through 2025 is $9.5 million, $5.1 million, $5.1 million, $5.1 million and $5.1 million, respectively.
NOTE 10 — OTHER ASSETS
Other assets consist of the following:

(in thousands)	March 31, 2021	December 31, 2020

Restricted cash	$4,259	$3,833
Security deposits	1,770	2,416
Other	1,062	3,601

Total	$7,091	$9,850
NOTE 11 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable and accrued expenses consist of the following:

(in thousands)	March 31, 2021	December 31, 2020

Accounts payable	$18,903	$16,797
Accrued expenses - general	20,608	24,422
Accrued salaries and benefits	12,841	11,226
Income taxes payable	4,360	4,334

Total	$56,712	$56,779
Other current liabilities consist of the following:

(in thousands)	March 31, 2021	December 31, 2020

Operating lease liabilities	$7,118	$7,609
Other	418	1,696

Total	$7,536	$9,305
NOTE 12 — LONG-TERM DEBT
Long-term debt consists of the following:

(in thousands)	March 31, 2021	December 31, 2020

Senior secured term loans	$247,204	$247,204
Less: Debt issuance costs, net	(2,174)	(2,389)
Less: Unamortized discount, net	(1,991)	(2,159)

Long-term debt	$243,039	$242,656
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

There are no mandatory repayments of the Term B Loans due until April 2024, when the balance is due at maturity, except as otherwise described herein. All amounts outstanding under the Term B Loans will become due on the earlier of (i) April 3, 2024, and (ii) the date on which the loans are declared to be due and owing by the administrative agent at the request (or with the consent) of the Required Lenders (as defined in the Credit Agreement; other capitalized terms, unless defined herein, are defined in the Credit Agreement) or as otherwise provided in the Credit Agreement upon the occurrence of any event of default.
In addition to the scheduled principal payments, subject to certain exceptions, the Term B Loans are subject to mandatory prepayment upon issuances of debt, certain casualty and condemnation events and sales of assets, as well as from a percentage of Consolidated Excess Cash Flow if our leverage ratio as of each year-end computation date is greater than 3.00 to 1.00, as calculated in accordance with the provisions of the Credit Agreement (the percentage increases if our leverage ratio exceeds 3.50 to 1.00). Our leverage ratio exceeded 3.50 to 1.00 for the twelve months ended March 31, 2021. The Company did not generate any Consolidated Excess Cash Flow in first quarter of 2021.
Altisource may incur incremental indebtedness under the Credit Agreement from one or more incremental lenders, which may include existing lenders, in an aggregate incremental principal amount not to exceed $125.0 million, subject to certain conditions set forth in the Credit Agreement, including a sublimit of $80.0 million with respect to incremental revolving credit commitments and, after giving effect to the incremental borrowing, the Company’s leverage ratio does not exceed 3.00 to 1.00. Our leverage ratio exceeded 3.00 to 1.00 for the twelve months ended March 31, 2021. The lenders have no obligation to provide any incremental indebtedness.
The Term B Loans bear interest at rates based upon, at our option, the Adjusted Eurodollar Rate or the Base Rate. Adjusted Eurodollar Rate term loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Adjusted Eurodollar Rate for a three month interest period and (y) 1.00% plus (ii) 4.00%. Base Rate term loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Base Rate and (y) 2.00% plus (ii) 3.00%. The interest rate as of March 31, 2021 was 5.00%.
Loans under the revolving credit facility bear interest at rates based upon, at our option, the Adjusted Eurodollar Rate or the Base Rate. Adjusted Eurodollar Rate revolving loans bear interest at a rate per annum equal to the sum of (i) the Adjusted Eurodollar Rate for a three month interest period plus (ii) 4.00%. Base Rate revolving loans bear interest at a rate per annum equal to the sum of (i) the Base Rate plus (ii) 3.00%. The unused commitment fee is 0.50%. Borrowings under the revolving credit facility are not permitted if our leverage ratio exceeds 3.50 to 1.00. Our leverage ratio exceeded 3.50 to 1.00 for the twelve months ended March 31, 2021. There were no borrowings outstanding under the revolving credit facility as of March 31, 2021.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

set forth in the Credit Agreement or waived, all loans and other obligations could become due and immediately payable and the facility could be terminated.
As of March 31, 2021, debt issuance costs were $2.2 million, net of $2.3 million of accumulated amortization. As of December 31, 2020, debt issuance costs were $2.4 million, net of $2.2 million of accumulated amortization.
NOTE 13 — OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following:

(in thousands)	March 31, 2021	December 31, 2020

Operating lease liabilities	$10,846	$12,281
Income tax liabilities	12,392	12,414
Deferred revenue	373	504
Other non-current liabilities	43	40

Total	$23,654	$25,239
NOTE 14 — FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The following table presents the carrying amount and estimated fair value of financial instruments and certain liabilities measured at fair value as of March 31, 2021 and December 31, 2020. The following fair values are estimated using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	March 31, 2021				December 31, 2020
(in thousands)	Carrying amount	Fair value			Carrying amount	Fair value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$41,335	$41,335	$—	$—	$58,263	$58,263	$—	$—
Restricted cash	4,259	4,259	—	—	3,833	3,833	—	—
Long-term receivable	—	—	—	—	2,531	—	—	2,531

Liabilities:
Senior secured term loan	247,204	—	210,124	—	247,204	—	201,472	—
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
In connection with the sale of the rental property management business in August 2018, Altisource was to receive $3.0 million on the earlier of a RESI change of control or on August 8, 2023. On October 19, 2020, RESI announced that it had entered into a definitive merger agreement to sell RESI. The merger closed on January 11, 2021 and the Company subsequently received the $3.0 million payment (See Note 3 for additional information). We measure long-term receivables without a stated interest rate based on the present value of the future payments.
There were no transfers between different levels during the periods presented.
Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk primarily consist of cash and cash equivalents and accounts receivable. Our policy is to deposit our cash and cash equivalents with larger, highly rated financial institutions. The Company derived 34% of its revenue from Ocwen for the three months ended March 31, 2021 (see Note 2 for additional information on

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Ocwen revenues and accounts receivable balance). The Company strives to mitigate its concentrations of credit risk with respect to accounts receivable by actively monitoring past due accounts and the economic status of larger customers, if known.
NOTE 15 — SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Share Repurchase Program
On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. As of March 31, 2021, approximately 2.4 million shares of common stock remain available for repurchase under the program. There were no purchases of shares of common stock during the three months ended March 31, 2021 and 2020. Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of March 31, 2021, we can repurchase up to approximately $86 million of our common stock under Luxembourg law. Our Credit Agreement also limits the amount we can spend on share repurchases, which limit was approximately $398 million as of March 31, 2021, and may prevent repurchases in certain circumstances, including if our leverage ratio exceeds 3.50 to 1.00. Our leverage ratio exceeded 3.50 to 1.00 for the twelve months ended March 31, 2021.
Share-Based Compensation
We issue share-based awards in the form of stock options, restricted shares and restricted share units for certain employees, officers and directors. We recognized share-based compensation expense of $1.4 million and $2.9 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, estimated unrecognized compensation costs related to share-based awards amounted to $7.7 million, which we expect to recognize over a weighted average remaining requisite service period of approximately 1.60 years.
Stock Options
Stock option grants are composed of a combination of service-based, market-based and performance-based options.
Service-Based Options. These options generally vest over three or four years with equal annual vesting and generally expire on the earlier of ten years after the date of grant or following termination of service. A total of 249 thousand service-based options were outstanding as of March 31, 2021.
Market-Based Options. These option grants generally have two components, each of which vests only upon the achievement of certain criteria. The first component, which we refer to as “ordinary performance” grants, generally consists of two-thirds of the market-based grant and begins to vest if the stock price is at least double the exercise price, as long as the stock price realizes a compounded annual gain of at least 20% over the exercise price. The remaining third of the market-based options, which we refer to as “extraordinary performance” grants, generally begins to vest if the stock price is at least triple the exercise price, as long as the stock price realizes a compounded annual gain of at least 25% over the exercise price. Market-based options vest in three or four year installments with the first installment vesting upon the achievement of the criteria and the remaining installments vesting thereafter in equal annual installments. Market-based options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service or in the final three years of the option term, in which case vesting will generally continue in accordance with the provisions of the award agreement. A total of 198 thousand market-based options were outstanding as of March 31, 2021.
Performance-Based Options. These option grants generally will vest if certain specific financial measures are achieved; one-fourth vests on each anniversary of the grant date. For certain other financial measures, options cliff-vest upon the achievement of the specific performance during the period from 2019 through 2021. The award of performance-based options is adjusted based on the level of achievement specified in the award agreements. If the performance criteria achieved is above threshold performance levels, participants have the opportunity to vest in 50% to 200% of the option grants, depending upon performance achieved. If the performance criteria achieved is below a certain threshold, the options are canceled. The options generally expire on the earlier of ten years after the date of grant or following termination of service. There were 446 thousand performance-based options outstanding as of March 31, 2021.
There were no stock options granted during the three months ended March 31, 2021 and 2020.
The fair values of the service-based options and performance-based options are determined using the Black-Scholes option

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

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
The following table summarizes the grant date fair value of stock options that vested during the periods presented:

	Three months ended March 31,
(in thousands, except per share amounts)	2021	2020

Grant date fair value of stock options that vested	1,186	1,650
The following table summarizes the activity related to our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding as of December 31, 2020	899,914	$32.47	5.63	$—
Forfeited/expired	(6,762)	29.10

Outstanding as of March 31, 2021	893,152	32.49	5.40	—

Exercisable as of March 31, 2021	627,389	28.23	5.41	—
Other Share-Based Awards
The Company’s other share-based and similar types of awards are composed of restricted shares and restricted share units. The restricted shares and restricted share units are composed of a combination of service-based awards, performance-based awards and market-based awards.
Service-Based Awards. These awards generally vest over two to four year periods with (a) vesting in equal annual installments, or (b) vesting of all of the restricted shares and restricted share units at the end of the vesting period. A total of 433 thousand service-based awards were outstanding as of March 31, 2021. Beginning in 2019, the Company granted service-based restricted share units as a component of most employees’ annual incentive compensation rather than cash.
Performance-Based Awards. These awards generally vest if certain specific financial measures are achieved; generally one-third vests on each anniversary of the grant date or cliff-vest on the third anniversary of the grant date. The number of performance-based restricted shares and restricted share units that may vest is based on the level of achievement as specified in the award agreements. If the performance criteria achieved is above certain financial performance levels and Altisource’s share performance is above certain established criteria, participants have the opportunity to vest in up to 150% of the restricted share unit award for certain awards. If the performance criteria achieved is below certain thresholds, the award is canceled. A total of 252 thousand performance-based awards were outstanding as of March 31, 2021.
Market-Based Awards. 50% of these awards generally vest if certain specific market conditions are achieved over a 30-day period and the remaining 50% of these awards generally vest on the one year anniversary of the initial vesting. The Company estimates the grant date fair value of these awards using a lattice (binomial) model. A total of 176 thousand market-based awards were outstanding as of March 31, 2021.
Performance-Based and Market-Based Awards. These awards generally vest if certain specific financial measures are achieved and if certain specific market conditions are achieved. If the performance criteria achieved is above certain financial performance levels and Altisource’s share performance is above certain established criteria, participants have the opportunity to vest in up to 300% of the restricted share unit award for certain awards. If the performance criteria or the market criteria is below certain thresholds, the award is canceled. The Company estimates the grant date fair value of these awards using a Monte Carlo simulation model. A total of 96 thousand performance-based and market-based awards were outstanding as of March 31, 2021.
The Company granted 338 thousand restricted share units (at a weighted average grant date fair value of $9.53 per share) during the three months ended March 31, 2021. These grants include 29 thousand performance-based awards that include both a

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

performance condition and a market condition. The Company granted 37 thousand performance-based awards that include both a performance condition and a market condition for the three months ended March 31, 2020. There were no market-based awards granted for the three months ended March 31, 2021 and 2020, respectively.
The following table summarizes the activity related to our restricted shares and restricted share units:

Number of restricted shares and restricted share units

Outstanding as of December 31, 2020	878,521
Granted	337,971
Issued	(131,054)
Forfeited/canceled	(128,470)

Outstanding as of March 31, 2021	956,968
NOTE 16 — REVENUE
We classify revenue in three categories: service revenue, revenue from reimbursable expenses and non-controlling interests. Service revenue consists of amounts attributable to our fee-based services. Reimbursable expenses and non-controlling interest are pass-through items for which we earn no margin. Reimbursable expenses consist of amounts we incur on behalf of our customers in performing our fee-based services that we pass directly on to our customers without a markup. Non-controlling interests represent the earnings of Lenders One, a consolidated entity that is a mortgage cooperative managed, but not owned, by Altisource. The Lenders One members’ earnings are included in revenue and reduced from net income to arrive at net income attributable to Altisource (see Note 1). Our services are provided to customers located in the United States. The components of revenue were as follows for the three months ended March 31:

(in thousands)	2021	2020

Service revenue	$48,080	$113,176
Reimbursable expenses	2,013	7,845
Non-controlling interests	372	423

Total	$50,465	$121,444
Disaggregation of Revenue
Disaggregation of total revenues by major source is as follows:

(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Three months ended March 31, 2021	45,251	3,201	2,013	50,465
Three months ended March 31, 2020	108,008	5,591	7,845	121,444
Contract Balances
Our contract assets consist of unbilled accounts receivable (see Note 5). Our contract liabilities consist of current deferred revenue and other non-current liabilities as reported on the accompanying condensed consolidated balance sheets. Revenue recognized that was included in the contract liability at the beginning of the period was $2.2 million and $2.5 million for the three months ended March 31, 2021 and 2020, respectively.

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

(in thousands)	2021	2020

Compensation and benefits	$22,035	$25,916
Outside fees and services	18,723	48,140
Technology and telecommunications	6,587	9,232
Reimbursable expenses	2,013	7,845
Depreciation and amortization	800	3,448

Total	$50,158	$94,581
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

(in thousands)	2021	2020

Compensation and benefits	$7,852	$12,012
Professional services	3,218	2,635
Occupancy related costs	3,180	5,421
Amortization of intangible assets	2,599	4,209
Marketing costs	474	1,437
Depreciation and amortization	384	669
Other	1,179	1,710

Total	$18,886	$28,093
NOTE 19 — OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following for the three months ended March 31:

(in thousands)	2021	2020

Interest (expense) income	$(21)	$74
Other, net	970	1,020

Total	$949	$1,094
NOTE 20 — INCOME TAXES
We recognized an income tax provision of $0.8 million and $2.4 million for the three months ended March 31, 2021 and 2020, respectively. The income tax provision for the three months ended March 31, 2021 was driven by income tax on transfer pricing income from India, minimum tax in Luxembourg, no tax benefit on the pretax loss from our Luxembourg operating company and tax on unrepatriated earnings in India.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 21 — LOSS PER SHARE
Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share excludes all dilutive securities because their impact would be anti-dilutive, as described below.
Basic and diluted loss per share are calculated as follows for the three months ended March 31:

(in thousands, except per share data)	2021	2020

Net loss attributable to Altisource	$(22,002)	$(11,650)

Weighted average common shares outstanding, basic	15,717	15,497

Weighted average common shares outstanding, diluted	15,717	15,497

Loss per share:
Basic	$(1.40)	$(0.75)
Diluted	$(1.40)	$(0.75)
For the three months ended March 31, 2021 and 2020, 1.7 million and 1.9 million stock options, restricted shares and restricted share units, respectively, were excluded from the computation of loss per share, as a result of the following:
•For both the three months ended March 31, 2021 and 2020, 0.3 million stock options, restricted shares and restricted share units were anti-dilutive and have been excluded from the computation of diluted loss per share because the Company incurred a net loss
•For the three months ended March 31, 2021 and 2020, 0.3 million and 0.9 million, respectively, stock options were anti-dilutive and have been excluded from the computation of diluted loss per share because their exercise price was greater than the average market price of our common stock
•For the three months ended March 31, 2021 and 2020, 1.2 million and 0.8 million, respectively, stock options, restricted shares and restricted share units, which begin to vest upon the achievement of certain market criteria related to our common stock price, performance criteria and a total shareholder return compared to the market benchmark, that have not yet been met in each period have been excluded from the computation of diluted loss per share
NOTE 22 — RESTRUCTURING CHARGES
In August 2018, Altisource initiated Project Catalyst, a project intended to optimize its operations and reduce costs to better align its cost structure with its anticipated revenues and improve its operating margins (finalized in 2020). During the three months ended March 31, 2020, Altisource incurred $2.9 million of severance costs, professional services fees, facility consolidation costs, technology costs and business wind down costs related to the plan (no comparative amount for the three months ended March 31, 2021).
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Sales Taxes
On June 21, 2018, the United States Supreme Court rendered a 5-4 majority decision in South Dakota v. Wayfair, Inc., holding that a state may require a remote seller with no physical presence in the state to collect and remit sales tax on goods and services provided to purchasers in the state, overturning existing court precedent. During the year ended December 31, 2019, the Company completed the analysis of its services for potential exposure to sales tax in various jurisdictions in the United States. Future changes in our estimated sales tax exposure could result in a material adjustment to our condensed consolidated financial statements, which would impact our financial condition and results of operations
Ocwen Related Matters
As discussed in Note 2, during the three months ended March 31, 2021, Ocwen was our largest customer, accounting for 34% of our total revenue. Additionally, 5% of our revenue for the three months ended March 31, 2021 was earned on the loan portfolios serviced by Ocwen, when a party other than Ocwen or the MSR owner selected Altisource as the service provider.
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
Ocwen has disclosed that NRZ is its largest client. As of March 31, 2021, approximately 36% of loans serviced and subserviced by Ocwen (measured in UPB) were related to NRZ MSRs or rights to MSRs. In July 2017 and January 2018, Ocwen and NRZ entered into a series of agreements pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer from Ocwen to NRZ of Ocwen’s legal title to the Subject MSRs and under which Ocwen will subservice mortgage loans underlying the Subject MSRs for an initial term of five years. NRZ can terminate its sub-servicing agreement with Ocwen in exchange for the payment of a termination fee.
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
During the second quarter of 2020, Ocwen informed us that an MSR investor instructed Ocwen to use a field services provider other than Altisource on properties associated with certain MSRs. Based upon the impacted portfolios to date and the designated service provider, Altisource believes that Ocwen received these directions from NRZ. We believe Ocwen commenced using another field services provider for these properties in July 2020 and continued to transition services during the third quarter of 2020. We believe that the transition to the replacement field service provider was largely completed as of September 30, 2020. We estimate that $0.2 million and $29.3 million of service revenue from Ocwen for the three months ended March 31, 2021 and 2020, respectively, was derived from Field Services referrals from the NRZ portfolios. Ocwen also communicated to Altisource in the fourth quarter of 2020 that the same investor instructed Ocwen to use a provider for default valuations and certain default title services other than Altisource on properties associated with such certain MSRs and commenced moving these referrals to other service providers in the fourth quarter of 2020. We anticipate that the transition of such default valuations and title services will continue during the course of 2021. We estimate that $1.0 million and $8.0 million of service revenue from Ocwen for the three months ended March 31, 2021 and 2020, respectively, was derived from default valuations and title services referrals from the NRZ portfolios.
To address the reduction in revenue, Altisource is undertaking several measures to further reduce its cost structure and strengthen its operations.
In addition, we entered into an Agreement with Ocwen on May 5, 2021 pursuant to which the term of the services agreements between us and Ocwen were extended from August 2025 through August 2030 and the scope of solutions we provide to Ocwen

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

were expanded to, among other things, include the opportunity to provide field services, first and second chance foreclosure auctions, and title services on Ocwen’s F.H.A., V.A. and U.S.D.A. loans, subject to a process to confirm Altisource’s ability to meet reasonable performance requirements. The Agreement established a framework for us to expand the foreclosure trustee solutions we provide to Ocwen in additional states, and, as mutually agreed upon by the parties, to deliver reverse mortgage related solutions to Ocwen, subject to negotiation of appropriate statements of work or other agreements, a process to confirm Altisource’s ability to meet reasonable performance requirements, and technical integrations, as may be applicable. The Agreement further resolved the contractual dispute between the parties related to Ocwen’s transfer to NRZ the rights to designate service providers other than Altisource, including mutual releases with respect to such dispute. The Agreement also addressed Ocwen’s rights in the event of certain change of control or sale of a business transactions by us on or after September 1, 2028.
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
Leases
We lease certain premises and equipment, primarily consisting of office space and information technology equipment. Certain of our leases include options to renew at our discretion or terminate leases early, and these options are considered in our determination of the expected lease term. Certain of our lease agreements include rental payments adjusted periodically for inflation. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. We sublease certain office space to third parties. Sublease income was $0.3 million for the three months ended March 31, 2021 and 2020. The amortization periods of right-of-use assets are generally limited by the expected lease term. Our leases generally have expected lease terms at adoption of one to six years. As of March 31, 2021, we entered into a five year lease for additional office space which has not yet commenced.
Information about our lease terms and our discount rate assumption is as follows for the three months ended March 31:

	2021	2020

Weighted average remaining lease term (in years)	3.06	3.43
Weighted average discount rate	7.01%	7.16%

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Our lease activity during the period is as follows for the three months ended March 31:

(in thousands)	2021	2020

Operating lease costs:
Selling, general and administrative expense	$2,092	$2,281
Cost of revenue	171	634

Cash used in operating activities for amounts included in the measurement of lease liabilities	$3,078	$3,311
Short-term (twelve months or less) lease costs	481	1,205
Maturities of our lease liabilities as of March 31, 2021 are as follows:

(in thousands)	Operating lease obligations

2021	$5,888
2022	5,731
2023	4,662
2024	2,897
2025	599
Total lease payments	19,777
Less: interest	(2,048)

Present value of lease liabilities	$17,729
Escrow Balances
We hold customers’ assets in escrow accounts at various financial institutions pending completion of certain real estate activities. These amounts are held in escrow accounts for limited periods of time and are not included in the accompanying condensed consolidated balance sheets. Amounts held in escrow accounts were $34.0 million and $20.0 million as of March 31, 2021 and December 31, 2020, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is a supplement to the accompanying interim condensed consolidated financial statements and is intended to provide a reader of our financial statements with a narrative from the perspective of management on our businesses, current developments, financial condition, results of operations and liquidity. Our MD&A should be read in conjunction with our Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on March 11, 2021.
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
•assumptions about our ability to improve margins and affect anticipated expense reductions as a result of Project Catalyst and otherwise in response to lower revenues due to COVID-19, or other factors;
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
Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the risks discussed in the Risk Factors section of our Form 10-K for the year ended December 31, 2020 including:
•the timing of the anticipated increase in default related referrals following the expiration of foreclosure and eviction moratoriums and forbearance programs, the timing of the expiration of such moratoriums and programs, and any other delays occasioned by government, investor or servicer actions;
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
We provide loan servicers and originators with marketplaces, services and technologies that span the residential mortgage lifecycle. We provide buyers, sellers, servicers and investors with the technology enabled marketplaces and other solutions that span the residential real estate lifecycle.
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
Strategy and Core Businesses
We are focused on becoming the premier provider of mortgage and real estate marketplaces and related technology enabled solutions to a broad and diversified customer base of residential loan investors and servicers, and originators. The real estate and mortgage marketplaces represent very large markets, and we believe our scale and suite of offerings provide us with competitive advantages that could support our growth. As we navigate the COVID-19 pandemic and its impacts on our business, we continue to evaluate our strategy and core businesses and seek to position out businesses to provide long term value to our shareholders.
Through our offerings that support residential loan investors and servicers, we provide a suite of solutions and technologies intended to meet their growing and evolving needs. We are focused on growing referrals from our existing customer base and attracting new customers to our offerings. We have a customer base that includes government-sponsored enterprises (“GSEs”), asset managers, and several large bank and non-bank servicers including Ocwen and NRZ. We believe we are one of only a few providers with a broad suite of servicer solutions, nationwide coverage and scalability. Further, we believe we are well positioned to gain market share from existing and new customers in the event delinquency rates rise, or customers and prospects consolidate to larger, full-service providers or outsource services that have historically been performed in-house.
We also provide services to mortgage loan originators (or other similar mortgage market participants) in originating, buying and selling residential mortgages. We provide a suite of solutions and technologies to meet the evolving and growing needs of lenders, mortgage purchasers and securitizers. We are focused on growing referrals from our existing customer base and attracting new customers to our offerings. We have a customer base that includes the Lenders One cooperative mortgage bankers and mid-size and larger bank and non-bank loan originators. We believe our suite of services, technologies and unique access to the members of the Lenders One mortgage cooperative position us to grow our relationships with our existing customer base by cross-selling existing offerings and developing new offerings. Further, we believe we are well positioned to gain market share from existing and new customers as customers and prospects consolidate to larger, full-service providers or outsource services that have historically been performed in-house.
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
COVID-19 Pandemic Impacts
In response to the COVID-19 pandemic, various governmental entities and servicers implemented unprecedented foreclosure and eviction moratoriums and forbearance programs to help mitigate the impact to borrowers and renters. Additionally, at various times throughout 2020, certain jurisdictions in the United States placed restrictions on non-essential services and travel. As a result of these measures, foreclosure initiations were 86% lower for the first quarter of 2021 compared to the first quarter of 2020 despite 232% growth in the number of delinquent mortgages in March 2021 compared to March 2020 (according to data from a recent Black Knight report). The decline in foreclosure initiations resulted in significantly lower REO referrals and negatively impacted virtually all of the default related services performed on delinquent loans, loans in foreclosure and REO. With the expectation that the pandemic-related foreclosure and eviction moratoriums will continue through at least June 30, 2021, and that there will be additional pandemic-related borrower protection measures in place through December 31, 2021, we anticipate that default related referrals will remain severely depressed throughout 2021.
At the same time, to reduce interest rates, the Federal Reserve lowered the target for the federal funds rate to 0% to 0.25% and bought billions of dollars of mortgage backed securities on the secondary market. As a result of the lower interest rate environment, first quarter 2021 mortgage originations were 94% higher than first quarter 2020 (according to the Mortgage Bankers Association) driving higher demand for origination related services. For the full year, the Mortgage Bankers Association forecasts that origination volume will decline by 14%.

While we cannot predict the duration of the pandemic and future governmental measures, we anticipate that revenue from our default related businesses will continue to be under significant pressure throughout 2021 with referrals being impacted by the foreclosure and eviction moratoriums, forbearance plans, and borrower protection measures that may be undertaken, and Ocwen’s transition of field services, valuation and title referrals associated with certain investor's mortgage servicing rights (“MSRs”) to the investor's captive service provider (see Ocwen Related Matters below). Furthermore, we anticipate that our Marketplace and Field Services businesses will continue to be negatively impacted by low REO referrals and declining REO inventory. We further anticipate that our origination related business will continue to experience growth from new customer wins and, more recently, new product launches. However, due to the relative size of Altisource’s default related businesses compared to its origination related businesses, we anticipate that Altisource’s total service revenue will decline in 2021 compared to 2020.
To address the lower anticipated revenue, Altisource is working to (1) reduce our cost structure, (2) maintain the infrastructure to deliver default related services for our customer base and support the anticipated surge in demand following the expiration of the moratoriums and forbearance plans, and (3) accelerate the growth of our originations related businesses.
We anticipate that demand for default related services will begin to return in late 2021 and into 2022 after the expiration of the pandemic related foreclosure and eviction moratoriums, forbearance plans and other loss mitigation activities. We anticipate that the volume of referrals will be significantly higher driven by the return to a more normal default operating environment. We believe the magnitude of the increase in demand for default services will be largely based upon the delinquency rate at the time the foreclosure and eviction moratoriums and forbearance plans expire. We currently anticipate that the default related business should stabilize in 2023 when foreclosures commenced after the expiration of the foreclosure moratoriums and forbearance plans become REO. We further anticipate that our originations related business will continue to grow from new customer wins, and cross selling existing and new offerings to customers.
Share Repurchase Program
On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. As of March 31, 2021, approximately 2.4 million shares of common stock remain available for repurchase under the program. There were no purchases of shares of common stock during the three months ended March 31, 2021 and 2020. Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of March 31, 2021, we can repurchase up to approximately $86 million of our common stock under Luxembourg law. Our Credit Agreement also limits the amount we can spend on share repurchases, which limit was approximately $398 million as of March 31, 2021, and may prevent repurchases in certain circumstances, including if our leverage ratio exceeds 3.50 to 1.00. Our leverage ratio exceeded 3.50 to 1.00 for the twelve months ended March 31, 2021.
Ocwen Related Matters
During the three months ended March 31, 2021, Ocwen was our largest customer, accounting for 34% of our total revenue for the three months ended March 31, 2021. Additionally, 5% of our revenue for the three months ended March 31, 2021 was earned on the loan portfolios serviced by Ocwen, when a party other than Ocwen or the MSRs owner selected Altisource as the service provider.
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
Ocwen has disclosed that NRZ is its largest client. As of March 31, 2021, approximately 36% of loans serviced and subserviced by Ocwen (measured in unpaid principal balance) were related to NRZ MSRs or rights to MSRs. In July 2017 and January 2018, Ocwen and NRZ entered into a series of agreements pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer from Ocwen to NRZ of Ocwen’s legal title to certain of its MSRs (the

“Subject MSRs”) and under which Ocwen will subservice mortgage loans underlying the MSRs for an initial term of five years. NRZ can terminate its sub-servicing agreement with Ocwen in exchange for the payment of a termination fee.
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
During the second quarter of 2020, Ocwen informed us that an MSR investor instructed Ocwen to use a field services provider other than Altisource on properties associated with certain MSRs. Based upon the impacted portfolios to date and the designated service provider, Altisource believes that Ocwen received these directions from NRZ. We believe Ocwen commenced using another field services provider for these properties in July 2020 and continued to transition services during the third quarter of 2020. We believe that the transition to the replacement field service provider was largely completed as of September 30, 2020. We estimate that $0.2 million and $29.3 million of service revenue from Ocwen for the three months ended March 31, 2021 and 2020, respectively, was derived from Field Services referrals from the NRZ portfolios. Ocwen also communicated to Altisource in the fourth quarter of 2020 that the same investor instructed Ocwen to use a provider for default valuations and certain default title services other than Altisource on properties associated with such certain MSRs and commenced moving these referrals to other service providers in the fourth quarter of 2020. We anticipate that the transition of such default valuations and title services will continue during the course of 2021. We estimate that $1.0 million and $8.0 million of service revenue from Ocwen for the three months ended March 31, 2021 and 2020, respectively, was derived from default valuations and title services referrals from the NRZ portfolios.
To address the reduction in revenue, Altisource is undertaking several measures to further reduce its cost structure and strengthen its operations.
In addition, we entered into an agreement with Ocwen on May 5, 2021 (the “Agreement”) pursuant to which the term of the services agreements between us and Ocwen were extended from August 2025 through August 2030 and the scope of solutions we provide to Ocwen were expanded to, among other things, include the opportunity to provide field services, first and second chance foreclosure auctions, and title services on Ocwen’s Federal Housing Administration, Veterans Affairs and United States Department of Agriculture loans, subject to a process to confirm Altisource’s ability to meet reasonable performance requirements. The Agreement established a framework for us to expand the foreclosure trustee solutions we provide to Ocwen in additional states, and, as mutually agreed upon by the parties, to deliver reverse mortgage related solutions to Ocwen, subject to negotiation of appropriate statements of work or other agreements, a process to confirm Altisource’s ability to meet reasonable performance requirements, and technical integrations, as may be applicable. The Agreement further resolved the contractual dispute between the parties related to Ocwen’s transfer to NRZ the rights to designate service providers other than Altisource, including mutual releases with respect to such dispute. The Agreement also addressed Ocwen’s rights in the event of certain change of control or sale of a business transactions by us on or after September 1, 2028.
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
Factors Affecting Comparability
The following items impact the comparability of our results:
•The Company’s financial performance in its default related businesses was negatively impacted by the COVID-19 pandemic for the three months ended March 31, 2021. Governmental, and in some instances, servicer measures to provide support to borrowers, including foreclosure and eviction moratoriums and forbearance programs, reduced referral volumes and inflows of REO. COVID-19 pandemic related governmental restrictions and changing vendor and consumer behavior also impacted financial performance. These impacts were partially offset by stronger performance from the Company’s origination related businesses that benefited from lower interest rates, customer wins and new offerings for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Across the Company’s three core businesses, service revenue from customers other than Ocwen, NRZ and RESI for the three months ended March 31, 2021 grew by 12% compared to the three months ended March 31, 2020. Compared to the three months ended March 31, 2020, the increase is primarily from 68% growth in our origination businesses partially offset by a 70% decline in our default business. Service revenue from our default and other business was $30.5 million and $101.3 million for the three months ended March 31, 2021 and 2020, respectively, and service revenue from our origination business was $16.8 million and $10.0 million for the three months ended March 31, 2021 and 2020, respectively.
•During the second quarter of 2020, Ocwen informed us that an MSR investor instructed Ocwen to use a field services provider other than Altisource on properties associated with certain MSRs. Based upon the impacted portfolios to date and the designated service provider, Altisource believes that Ocwen received these directions from NRZ. We believe Ocwen commenced using another field services provider for these properties in July 2020 and continued to transition services during the third quarter of 2020. We believe that the transition to the replacement field service provider was largely completed as of September 30, 2020. We estimate that $0.2 million and $29.3 million of service revenue from Ocwen for the three months ended March 31, 2021 and 2020, respectively, was derived from Field Services referrals from the NRZ portfolios. Ocwen also communicated to Altisource in the fourth quarter of 2020 that the same investor instructed Ocwen to use a provider for default valuations and certain default title services other than Altisource on properties associated with such certain MSRs and commenced moving these referrals to other service providers in the fourth quarter of 2020. We anticipate that the transition of such default valuations and title services will continue during the course of 2021. We estimate that $1.0 million and $8.0 million of service revenue from Ocwen for the three months ended March 31, 2021 and 2020, respectively, was derived from default valuations and title services referrals from the NRZ portfolios. To address the reduction in revenue, Altisource is undertaking several measures to further reduce its cost structure and strengthen its operations.
•During the three months ended March 31, 2020, we recognized an unrealized loss of $(1.3) million from the change in fair value on our investment in RESI in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss from a change in the market value of RESI common shares (no comparative amount for the three months ended March 31, 2021).
•In August 2018, Altisource initiated Project Catalyst, a project intended to optimize its operations and reduce costs to better align its cost structure with its anticipated revenues and improve its operating margins (finalized in 2020). During the three months ended March 31, 2020, Altisource incurred $2.9 million of severance costs, professional services fees, facility consolidation costs, technology costs and business wind down costs related to the reorganization plan (no comparative amount for the three months ended March 31, 2021).
•The Company recognized an income tax provision of $0.8 million and $2.4 million for the three months ended March 31, 2021 and 2020, respectively. The income tax provision for the three months ended March 31, 2021 was driven by income tax on transfer pricing income from India, minimum tax in Luxembourg, no tax benefit on the pretax loss from our Luxembourg operating company and tax on unrepatriated earnings in India.

RESULTS OF OPERATIONS
Summary Results
The following is a discussion of our results of operations for the periods indicated.
The following table sets forth information on our consolidated results of operations for the three months ended March 31:

(in thousands, except per share data)	2021	2020	% Increase (decrease)

Service revenue	$48,080	$113,176	(58)
Reimbursable expenses	2,013	7,845	(74)
Non-controlling interests	372	423	(12)
Total revenue	50,465	121,444	(58)
Cost of revenue	50,158	94,581	(47)
Gross profit	307	26,863	(99)
Operating expenses:
Selling, general and administrative expenses	18,886	28,093	(33)
Restructuring charges	—	2,925	(100)
Loss from operations	(18,579)	(4,155)	347
Other income (expense), net
Interest expense	(3,442)	(4,716)	(27)
Unrealized loss on investment in equity securities	—	(1,347)	(100)
Other income (expense), net	949	1,094	(13)
Total other income (expense), net	(2,493)	(4,969)	(50)

Loss before income taxes and non-controlling interests	(21,072)	(9,124)	131
Income tax provision	(843)	(2,421)	(65)

Net loss	(21,915)	(11,545)	90
Net income attributable to non-controlling interests	(87)	(105)	(17)

Net loss attributable to Altisource	$(22,002)	$(11,650)	89

Margins:
Gross profit/service revenue	1%	24%
Loss from operations/service revenue	(39)%	(4)%

Loss per share:
Basic	$(1.40)	$(0.75)	86
Diluted	$(1.40)	$(0.75)	86

Weighted average shares outstanding:
Basic	15,717	15,497	1
Diluted	15,717	15,497	1

Revenue
Revenue by line of business consists of the following for the three months ended March 31:

(in thousands)	2021	2020	% Increase (decrease)

Service revenue:
Field Services	$13,322	$54,913	(76)
Marketplace	9,772	26,167	(63)
Mortgage and Real Estate Solutions	24,259	30,276	(20)
Earlier Stage Business	557	561	(1)
Other	170	1,259	(86)
Total service revenue	48,080	113,176	(58)

Reimbursable expenses:
Field Services	335	2,320	(86)
Marketplace	991	4,230	(77)
Mortgage and Real Estate Solutions	687	1,295	(47)
Total reimbursable expenses	2,013	7,845	(74)

Non-controlling interests:
Mortgage and Real Estate Solutions	372	423	(12)

Total revenue	$50,465	$121,444	(58)
We recognized service revenue of $48.1 million for the three months ended March 31, 2021, a 58% decrease compared to the three months ended March 31, 2020, primarily from COVID-19 pandemic related foreclosure and eviction moratoriums and borrower forbearance plans, an MSR investor’s 2020 instructions to Ocwen to transition field services, title and valuation referrals historically provided to Altisource to the MSR investor’s captive vendors. The decrease for the three months ended March 31, 2021 was partially offset by a 70% increase in revenue from customers other than Ocwen, NRZ and RESI in our Mortgage and Real Estate Solutions businesses from higher origination related volumes driven by a lower interest rate environment, customer wins and new offerings.
We recognized reimbursable expense revenue of $2.0 million for the three months ended March 31, 2021, a 74% decrease compared to the three months ended March 31, 2020. The decrease in reimbursable expenses for the three months ended March 31, 2021 was consistent with the decline in service revenue discussed above.
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
Cost of revenue consists of the following for the three months ended March 31:

(in thousands)	2021	2020	% Increase (decrease)

Compensation and benefits	$22,035	$25,916	(15)
Outside fees and services	18,723	48,140	(61)
Technology and telecommunications	6,587	9,232	(29)
Reimbursable expenses	2,013	7,845	(74)
Depreciation and amortization	800	3,448	(77)

Cost of revenue	$50,158	$94,581	(47)

We recognized cost of revenue of $50.2 million for the three months ended March 31, 2021, a 47% decrease compared to the three months ended March 31, 2020. The decrease in outside fees and services were primarily driven by lower service revenue in Field Services and Marketplace businesses, discussed in the revenue section above. Compensation and benefits decreased primarily due to lower headcount in connection with cash cost savings measures taken in 2020 in response to the COVID-19 related decreases in service revenue and reduction in revenue from Ocwen discussed in the revenue section above. The Company also continued to reduce employee costs in the three months ended March 31, 2021 as a result of the extension of the expiration of foreclosure moratoriums and forbearance plans. The decreases in reimbursable expenses were consistent with the changes in reimbursable expense revenue discussed in the revenue section above.
Gross profit decreased to $0.3 million, representing 1% of service revenue, for the three months ended March 31, 2021 compared to $26.9 million, representing 24% of service revenue, for the three months ended March 31, 2020. Gross profit as a percentage of service revenue for the three months ended March 31, 2021 decreased compared to the three months ended March 31, 2020 primarily due to revenue mix with lower revenue from the higher margin Marketplace businesses and lower gross profit margin in the Field Services business. These decreases were partially offset by our COVID-19 cash cost savings measures.
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
SG&A expenses consist of the following for the three months ended March 31:

(in thousands)	2021	2020	% Increase (decrease)

Compensation and benefits	$7,852	$12,012	(35)
Occupancy related costs	3,180	5,421	(41)
Amortization of intangible assets	2,599	4,209	(38)
Professional services	3,218	2,635	22
Marketing costs	474	1,437	(67)
Depreciation and amortization	384	669	(43)
Other	1,179	1,710	(31)

Selling, general and administrative expenses	$18,886	$28,093	(33)
SG&A expenses for the three months ended March 31, 2021 of $18.9 million decreased by 33% compared to the three months ended March 31, 2020. The decreases were primarily driven by lower compensation and benefits, occupancy related costs, amortization of intangible assets and marketing costs. Compensation and benefits decreased primarily due to lower headcount in connection with cash cost savings measures taken in 2020 in response to the COVID-19 related decreases in service revenue and reduction in revenue from Ocwen discussed in the revenue section above. The Company also continued to reduce compensation and benefits costs in the three months ended March 31, 2021 as a result of the extension of the expiration of foreclosure moratoriums and forbearance plans. The decreases in occupancy related costs primarily resulted from facility consolidation initiatives. The decrease in amortization of intangible assets was driven by the completion of the amortization period of certain intangible assets during 2020 and lower revenue generated from the Homeward Residential, Inc. and Residential Capital, LLC portfolios (revenue-based amortization) consistent with the reduction in the size of Ocwen’s portfolio, discussed in the revenue section above. The decreases in marketing costs were primarily driven by COVID-19 cost savings measures and the decline in revenue. For the three months ended March 31, 2021, Other expenses decreased primarily due to lower travel and entertainment costs driven by COVID-19 travel restrictions, lower billings to Transworld Systems Inc. for transition services in connection with the July 1, 2019 sale of the Financial Services Business and lower bad debt expense.
Other Operating Expenses
In August 2018, Altisource initiated Project Catalyst, a project intended to optimize its operations and reduce costs to better align its cost structure with its anticipated revenues and improve its operating margins (finalized in 2020). During the three months ended March 31, 2020, Altisource incurred $2.9 million of severance costs, professional services fees, facility consolidation costs, technology costs and business wind down costs related to the reorganization plan (no comparative amount for the three months ended March 31, 2021).

Loss from Operations
Loss from operations for the three months ended March 31, 2021 was $(18.6) million, representing (39)% of service revenue, compared to $(4.2) million, representing (4)% of service revenue, for the three months ended March 31, 2020. Loss from operations as a percentage of service revenue increased for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily as a result of lower gross profit margins during the three months ended March 31, 2020, partially offset by lower SG&A expenses and restructuring charges, as discussed above.
Because Ocwen is our largest customer, 2021 declines in service revenue from Ocwen and the changes in mix of revenue from Ocwen have had a negative impact on our loss from operations.
Other Income (Expense), net
Other income (expense), net principally includes interest expense, unrealized loss on our investment in RESI common shares and other non-operating gains and losses.
Other income (expense), net was $(2.5) million for the three months ended March 31, 2021 compared to $(5.0) million for the three months ended March 31, 2020. The decrease in other expense for the three months ended March 31, 2021 was primarily driven by a $(1.3) million unrealized loss on our investment in RESI common shares for the three months ended March 31, 2020 (no comparative amount for the three months ended March 31, 2021). The decrease in other expense was partially offset by lower interest expense during the three months ended March 31, 2021. Interest expense decreased primarily due to lower average outstanding balances of the senior secured term loan as a result of repayments during 2020 and lower interest rates. For the three months ended March 31, 2021, the interest rate of the senior secured term loan was 5.00% compared to 5.94% for the three months ended March 31, 2020.
Income Tax Provision
We recognized an income tax provision of $0.8 million and $2.4 million for the three months ended March 31, 2021 and 2020, respectively. The income tax provision for the three months ended March 31, 2021 was driven by income tax on transfer pricing income from India, minimum tax in Luxembourg, no tax benefit on the pretax loss from our Luxembourg operating company and tax on unrepatriated earnings in India.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary source of liquidity has historically been cash flow from operations, cash proceeds from sales of businesses and cash on hand. However, due to the COVID-19 pandemic and an MSR investor’s instructions to Ocwen to transition field services, valuation and title services to the investor’s captive service providers, revenue has declined significantly. The lower revenue, partially offset by cost savings initiatives, resulted in a negative operating cash flow from operations for three months ended March 31, 2021. To address our current operating environment, we plan to continue our cost reduction initiatives to reduce cash burn. We are also evaluating options to increase our liquidity to provide a greater cushion. While we are in active discussions, there is no guaranty that we will be successful. We also anticipate that we will continue to grow our origination businesses and that referral volumes from delinquent mortgages will increase following the expiration of the pandemic related foreclosure moratoriums and other pandemic related borrower relief measures. We seek to deploy cash generated in a disciplined manner. Principally, we intend to use cash to develop and grow complementary services and businesses that we believe will generate attractive margins in line with our core capabilities and strategy. We use cash for repayments of our long-term debt and capital investments. In addition, from time to time, we consider and evaluate business acquisitions, dispositions, closures or other similar actions that are aligned with our strategy.
Credit Agreement
In April 3, 2018, Altisource entered into the Credit Agreement pursuant to which Altisource borrowed $412.0 million in the form of Term B Loans and obtained a $15.0 million revolving credit facility. The Term B Loans mature in April 2024 and the revolving credit facility matures in April 2023. As of March 31, 2021, $247.2 million of the Term B Loans were outstanding. Borrowings under the revolving credit facility are not permitted if our leverage ratio exceeds to 3.50 to 1.00. Our leverage ratio exceeded 3.50 to 1.00 for the twelve months ended March 31, 2021. There were no borrowings outstanding under the revolving credit facility as of March 31, 2021.
There are no mandatory repayments of the Term B Loans due until maturity in April 2024, except as otherwise described herein. All amounts outstanding under the Term B Loans will become due on the earlier of (i) April 3, 2024, and (ii) the date on which the loans are declared to be due and owing by the administrative agent at the request (or with the consent) of the Required Lenders (as defined in the Credit Agreement; other capitalized terms, unless defined herein, are defined in the Credit Agreement) or as otherwise provided in the Credit Agreement upon the occurrence of any event of default.
In addition to the scheduled principal payments, subject to certain exceptions, the Term B Loans are subject to mandatory prepayment upon issuances of debt, certain casualty and condemnation events and sales of assets, as well as from a percentage of Consolidated Excess Cash Flow if our leverage ratio as of each year-end computation date is greater than 3.00 to 1.00, as calculated in accordance with the provisions of the Credit Agreement (the percentage increases if our leverage ratio exceeds 3.50 to 1.00). Our leverage ratio exceeded 3.50 to 1.00 for the twelve months ended March 31, 2021. The Company did not generate any Consolidated Excess Cash Flow during the three months ended March 31, 2021.
The interest rate on the Term B Loans as of March 31, 2021 was 5.00%.
Altisource may incur incremental indebtedness under the Credit Agreement from one or more incremental lenders, which may include existing lenders, in an aggregate incremental principal amount not to exceed $125.0 million, subject to certain conditions set forth in the Credit Agreement, including a sublimit of $80.0 million with respect to incremental revolving credit commitments and, after giving effect to the incremental borrowing, the Company’s leverage ratio does not exceed 3.00 to 1.00. Our leverage ratio exceeded 3.00 to 1.00 for the twelve months ended March 31, 2021. The lenders have no obligation to provide any incremental indebtedness.
The Credit Agreement includes covenants that restrict or limit, among other things, our ability, subject to certain exceptions and baskets, to incur additional debt, pay dividends and repurchase shares of our common stock. In the event we require additional liquidity, our ability to obtain it may be limited by the Credit Agreement.
Cash Flows
The following table presents our cash flows for the three months ended March 31:

(in thousands)	2021	2020	% Increase (decrease)

Net (loss) income adjusted for non-cash items	$(13,598)	$4,586	(397)
Changes in operating assets and liabilities	(3,212)	(6,234)	(48)
Net cash used in operating activities	(16,810)	(1,648)	N/M
Net cash provided by (used in) investing activities	2,533	(511)	N/M
Net cash used in financing activities	(2,225)	(1,516)	47
Net decrease in cash, cash equivalents and restricted cash	(16,502)	(3,675)	349
Cash, cash equivalents and restricted cash at the beginning of the period	62,096	86,583	(28)

Cash, cash equivalents and restricted cash at the end of the period	$45,594	$82,908	(45)
N/M — not meaningful.
Cash Flows from Operating Activities
Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net loss. For the three months ended March 31, 2021, cash flows used in operating activities were $(16.8) million, or approximately $(0.35) for every dollar of service revenue, compared to cash flows used in operating activities of $(1.6) million, or approximately $(0.01) for every dollar of service revenue for the three months ended March 31, 2020. During the three months ended March 31, 2021, the increase in cash used in operating activities was driven by an $18.2 million increase in net loss, adjusted for non-cash items, partially offset by lower cash used for changes in operating assets and liabilities of $3.0 million. The increase in net loss, adjusted for non-cash items, was primarily due to lower gross profit during the three months ended March 31, 2021 from lower service revenue driven by the COVID-19 pandemic and the loss of certain services relating to one of Ocwen’s subservicing customers, partially offset by decreases in expenses as a result of COVID-19 cash cost savings measures, the Project Catalyst cost reduction initiatives and lower SG&A expenses. The decrease in cash used for changes in operating assets and liabilities was primarily driven by a decrease in accounts receivable of $2.2 million for the three months ended March 31, 2021 compared to an increase in accounts receivable of $0.3 million during the three months ended March 31, 2020, largely driven by the timing of collections. Operating cash flows can be negatively impacted because of the nature of some of our services and the mix of services provided. Certain services are performed immediately following or shortly after the referral, but the collection of the receivable does not occur until a specific event occurs (e.g., the foreclosure is complete, the REO asset is sold, etc.). Furthermore, lower margin services generate lower income and cash flows from operations. Consequently, our cash flows from operations may be negatively impacted when comparing one period to another.
Cash Flows from Investing Activities
Cash flows from investing activities for the three months ended March 31, 2021 and 2020 consisted of additions to premises and equipment and proceeds from the sale of a business. Cash flows provided by (used in) investing activities were $2.5 million and $(0.5) million for the three months ended March 31, 2021 and 2020, respectively. The change in cash provided by investing activities was primarily driven by $3.0 million in proceeds received in connection with the second installment from the August 2018 sale of the rental property management business to RESI. In addition, we used $(0.5) million for the three months ended March 31, 2021 and 2020, for additions to premises and equipment primarily related to investments in the development of certain software applications and facility improvements.
Cash Flows from Financing Activities
Cash flows from financing activities for the three months ended March 31, 2021 and 2020 primarily included payments of tax withholdings on issuance of restricted share units and restricted shares and distributions to non-controlling interests. Cash flows used in financing activities were $(2.2) million and $(1.5) million for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021 and 2020, we made payments of $(0.8) million and $(1.2) million, respectively, to satisfy employee tax withholding obligations on the issuance of restricted share units and restricted shares. These payments were made to tax authorities, at the employees’ direction, to satisfy the employees’ tax obligations rather than issuing a portion of vested restricted share units and restricted shares to employees. In addition, during the three months ended March 31, 2021 and 2020, we distributed $(1.4) million and $(0.3) million, respectively, to non-controlling interests.
Liquidity Requirements after March 31, 2021
Our significant future liquidity obligations primarily pertain to long-term debt repayments and interest expense under the Credit Agreement (see Liquidity section above), lease payments and distributions to Lenders One members. During the next 12 months, we expect to pay $12.4 million of interest expense (assuming no further principal repayments and the March 31, 2021 interest rate) under the Credit Agreement and make lease payments of $7.7 million.
We believe that our existing cash and cash equivalents balances, net of our anticipated cash flows used in operations, will be sufficient to meet our liquidity needs, including to fund operating expenses, required interest and lease payments, for the next 12 months.
Contractual Obligations, Commitments and Contingencies
For the three months ended March 31, 2021, there were no significant changes to our contractual obligations from those identified in our Form 10-K for the fiscal year ended December 31, 2020 and this Form 10-Q, other than those that occur in the normal course of business. See Note 23 to the condensed consolidated financial statements.
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
Our critical accounting policies are described in the MD&A section of our Form 10-K for the year ended December 31, 2020 filed with the SEC on March 11, 2021. There have been no material changes to our critical accounting policies during the three months ended March 31, 2021.
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
Interest Rate Risk
As of March 31, 2021, the interest rate charged on the Term B Loan was 5.00%. The interest rate is calculated based on the Adjusted Eurodollar Rate (as defined in the senior secured term loan agreement) with a minimum floor of 1.00% plus 4.00%.
Based on the principal amount outstanding and the Adjusted Eurodollar Rate as of March 31, 2021, a one percentage point increase in the Eurodollar rate would increase our annual interest expense by approximately $2.5 million. There would be no decrease in our annual interest expense if there was a one percentage point decrease in the Eurodollar Rate, as a result of the 1.00% minimum floor.
Currency Exchange Risk
We are exposed to currency risk from potential changes in currency values of our non-United States dollar denominated expenses, assets, liabilities and cash flows. Our most significant currency exposure relates to the Indian rupee. Based on expenses incurred in Indian rupees for the first quarter of 2021, a one percentage point increase or decrease in value of the Indian rupee in relation to the United States dollar would increase or decrease our annual expenses by approximately $0.4 million.
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
As of March 31, 2021, an evaluation was conducted under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of March 31, 2021.
b)    Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Form 10-K for the year ended December 31, 2020 filed with the SEC on March 11, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases of shares of common stock during the three months ended March 31, 2021. On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock in the open market, subject to certain parameters, for a period of five years from the date of approval. As of March 31, 2021, the maximum number of shares that may be purchased under the repurchase program is 2.4 million shares of the Company’s common stock. In addition to the share repurchase program, during the three months ended March 31, 2021, 79,260 common shares were withheld from employees to satisfy tax withholding obligations that arose from the vesting of restricted shares.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1 *	Binding Term Sheet dated as of May 5, 2021 between Altisource S.à r.l., Ocwen Financial Corporation and and Ocwen USVI Services, LLC

10.2 *	Settlement Agreement and Full Release dated as of April 28, 2021 between Marcello Mastioni and Altisource S.à r.l.

10.3 *	Post-Separation Covenant Agreement dated as of April 28, 2021 between Marcello Mastioni and Altisource S.à r.l.

31.1 *	Section 302 Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2 *	Section 302 Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1 *	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 is formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2021 and 2020; (iii) Condensed Consolidated Statements of Equity for the three months ended March 31, 2021 and 2020; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020; and (v) Notes to Condensed Consolidated Financial Statements.

104 *	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

______________________________________
*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
(Registrant)

Date:	May 10, 2021	By:	/s/ Michelle D. Esterman
Michelle D. Esterman
Chief Financial Officer
(On behalf of the Registrant and as its Principal Financial Officer and Principal Accounting Officer)