Form 10-Q
period 2021-06-30
Altisource Portfolio Solutions S.A.
filed 2021-07-29
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of July 23, 2021, there were 15,896,932 outstanding shares of the registrant’s common stock (excluding 9,515,816 shares held as treasury stock).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$35,329	$58,263
Accounts receivable, net	17,756	22,413
Prepaid expenses and other current assets	19,074	19,479
Total current assets	72,159	100,155

Premises and equipment, net	10,196	11,894
Right-of-use assets under operating leases	12,287	18,213
Goodwill	73,849	73,849
Intangible assets, net	40,816	46,326
Deferred tax assets, net	5,284	5,398
Other assets	7,525	9,850

Total assets	$222,116	$265,685

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$59,693	$56,779
Deferred revenue	5,727	5,461
Other current liabilities	6,828	9,305
Total current liabilities	72,248	71,545

Long-term debt	243,386	242,656
Deferred tax liabilities, net	9,290	8,801
Convertible debt payable to related parties (Note 1)	1,200	—
Other non-current liabilities	19,716	25,239

Commitments, contingencies and regulatory matters (Note 23)

Equity (deficit):
Common stock ($1.00 par value; 100,000 shares authorized, 25,413 issued and 15,897 outstanding as of June 30, 2021; 15,664 outstanding as of December 31, 2020)	25,413	25,413
Additional paid-in capital	143,552	141,473
Retained earnings	135,270	190,383
Treasury stock, at cost (9,516 shares as of June 30, 2021 and 9,749 shares as of December 31, 2020)	(427,325)	(441,034)
Altisource deficit	(123,090)	(83,765)

Non-controlling interests	(634)	1,209
Total deficit	(123,724)	(82,556)

Total liabilities and deficit	$222,116	$265,685

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Revenue	$46,041	$95,342	$96,506	$216,786
Cost of revenue	44,037	82,628	94,195	177,209

Gross profit	2,004	12,714	2,311	39,577
Operating expenses:
Selling, general and administrative expenses	16,556	24,701	35,442	52,794
Restructuring charges	—	5,769	—	8,694

Loss from operations	(14,552)	(17,756)	(33,131)	(21,911)
Other income (expense), net
Interest expense	(3,475)	(4,446)	(6,917)	(9,162)
Unrealized loss on investment in equity securities	—	(11,224)	—	(12,571)
Other income (expense), net	(43)	(321)	906	773
Total other income (expense), net	(3,518)	(15,991)	(6,011)	(20,960)

Loss before income taxes and non-controlling interests	(18,070)	(33,747)	(39,142)	(42,871)
Income tax provision	(584)	(1,117)	(1,427)	(3,538)

Net loss	(18,654)	(34,864)	(40,569)	(46,409)
Net loss (income) attributable to non-controlling interests	179	(197)	92	(302)

Net loss attributable to Altisource	$(18,475)	$(35,061)	$(40,477)	$(46,711)

Loss per share:
Basic	$(1.17)	$(2.25)	$(2.57)	$(3.00)
Diluted	$(1.17)	$(2.25)	$(2.57)	$(3.00)

Weighted average shares outstanding:
Basic	15,830	15,601	15,774	15,549
Diluted	15,830	15,601	15,774	15,549

Comprehensive loss:

Comprehensive loss, net of tax	$(18,654)	$(34,864)	$(40,569)	$(46,409)
Comprehensive loss (income) attributable to non-controlling interests	179	(197)	92	(302)

Comprehensive loss attributable to Altisource	$(18,475)	$(35,061)	$(40,477)	$(46,711)

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Altisource Equity (Deficit)
	Common stock		Additional paid-in capital	Retained earnings	Treasury stock, at cost	Non-controlling interests	Total
	Shares

Balance, December 31, 2019	25,413	$25,413	$133,669	$272,026	$(453,934)	$1,469	$(21,357)

Net loss	—	—	—	(11,650)	—	105	(11,545)
Distributions to non-controlling interest holders	—	—	—	—	—	(311)	(311)
Share-based compensation expense	—	—	2,894	—	—	—	2,894
Issuance of restricted share units and restricted shares	—	—	—	(4,796)	4,796	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(3,114)	1,909	—	(1,205)

Balance, March 31, 2020	25,413	$25,413	$136,563	$252,466	$(447,229)	$1,263	$(31,524)

Net loss	—	—	—	(35,061)	—	197	(34,864)
Distributions to non-controlling interest holders	—	—	—	—	—	(180)	(180)
Share-based compensation expense	—	—	1,930	—	—	—	1,930
Issuance of restricted share units and restricted shares	—	—	—	(3,177)	3,177	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(1,205)	993	—	(212)

Balance, June 30, 2020	25,413	$25,413	$138,493	$213,023	$(443,059)	$1,280	$(64,850)

Balance, December 31, 2020	25,413	$25,413	$141,473	$190,383	$(441,034)	$1,209	$(82,556)

Net loss	—	—	—	(22,002)	—	87	(21,915)
Distributions to non-controlling interest holders	—	—	—	—	—	(1,395)	(1,395)
Share-based compensation expense	—	—	1,438	—	—	—	1,438
Issuance of restricted share units and restricted shares	—	—	—	(5,905)	5,905	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(3,586)	2,756	—	(830)

Balance, March 31, 2021	25,413	$25,413	$142,911	$158,890	$(432,373)	$(99)	$(105,258)

Net loss	—	—	—	(18,475)	—	(179)	(18,654)
Distributions to non-controlling interest holders	—	—	—	—	—	(356)	(356)
Share-based compensation expense	—	—	641	—	—	—	641
Issuance of restricted share units and restricted shares	—	—	—	(4,574)	4,574	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(571)	474	—	(97)

Balance, June 30, 2021	25,413	$25,413	$143,552	$135,270	$(427,325)	$(634)	$(123,724)
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(40,569)	$(46,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,335	7,701
Amortization of right-of-use assets under operating leases	4,513	5,474
Amortization of intangible assets	5,510	7,049
Unrealized loss on investment in equity securities	—	12,571
Share-based compensation expense	2,079	4,824
Bad debt expense	615	1,066
Amortization of debt discount	334	333
Amortization of debt issuance costs	396	366
Deferred income taxes	65	261
Loss on disposal of fixed assets	8	99
Changes in operating assets and liabilities:
Accounts receivable	4,042	7,212
Prepaid expenses and other current assets	405	1,057
Other assets	851	868
Accounts payable and accrued expenses	2,962	(6,734)
Current and non-current operating lease liabilities	(4,855)	(6,024)
Other current and non-current liabilities	(1,466)	(930)
Net cash used in operating activities	(22,775)	(11,216)

Cash flows from investing activities:
Additions to premises and equipment	(693)	(1,466)
Proceeds from the sale of business	3,000	—
Net cash provided by (used in) investing activities	2,307	(1,466)

Cash flows from financing activities:
Proceeds from convertible debt payable to related parties (Note 1)	1,200	—
Distributions to non-controlling interests	(1,751)	(491)
Payments of tax withholding on issuance of restricted share units and restricted shares	(927)	(1,417)
Net cash used in financing activities	(1,478)	(1,908)

Net decrease in cash, cash equivalents and restricted cash	(21,946)	(14,590)
Cash, cash equivalents and restricted cash at the beginning of the period	62,096	86,583

Cash, cash equivalents and restricted cash at the end of the period	$40,150	$71,993

Supplemental cash flow information:
Interest paid	$6,214	$8,463
Income taxes paid (received), net	1,515	(944)
Acquisition of right-of-use assets with operating lease liabilities	2,327	958
Reduction of right-of-use assets from operating lease modifications or reassessments	(3,740)	(1,715)

Non-cash investing and financing activities:
Net (decrease) increase in payables for purchases of premises and equipment	$(48)	$469
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
The management agreement between MPA and Lenders One, pursuant to which MPA is the management company, represents a variable interest in a variable interest entity. MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact the cooperative’s economic performance and the right to receive benefits from the cooperative. As a result, Lenders One is presented in the accompanying condensed consolidated financial statements on a consolidated basis and the interests of the members are reflected as non-controlling interests. As of June 30, 2021, Lenders One had total assets of $1.1 million and total liabilities of $0.9 million. As of December 31, 2020, Lenders One had total assets of $2.3 million and total liabilities of $0.1 million.
In 2019, Altisource created Pointillist, Inc. (“Pointillist”) and contributed the Pointillist® customer journey analytics business and $8.5 million to it. Pointillist is owned by Altisource and management of Pointillist. Management of Pointillist owns a non-controlling interest representing 12.1% of the outstanding equity of Pointillist. Additional equity shares of Pointillist are available for issuance to management and board members of Pointillist. On May 27, 2021, Pointillist issued $1.2 million in principal of convertible notes to related parties with a maturity date of January 1, 2023. The notes bear interest at a rate of 7% per annum. The principal and unpaid accrued interest then outstanding under the notes (1) automatically converts to Pointillist equity at the earlier of the time Pointillist receives proceeds of $5.0 million or more from the sale of its equity or January 1, 2023, or (2) are repaid in cash or Pointillist equity (at the Lenders’ option) in the event of a corporate transaction or initial public offering of Pointillist. Altisource has no ongoing obligation to provide future funding to Pointillist. Pointillist is presented in the accompanying condensed consolidated financial statements on a consolidated basis and the portion of Pointillist owned by Pointillist management is reported as non-controlling interests.
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
In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Topic 815). This standard simplifies the accounting for certain financial instruments with characteristics of liability and equity, particularly convertible debt instruments. This standard is effective for annual periods beginning after December 15, 2021, including interim periods within that reporting period. Early adoption is permitted for annual periods beginning after December 15, 2020. The Company early adopted this standard effective January 1, 2021 and has applied it prospectively. Adoption of this new standard did not have a material impact on the Company’s condensed consolidated financial statements.
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
During the three and six months ended June 30, 2021, Ocwen was our largest customer, accounting for 32% of our total revenue for the six months ended June 30, 2021 (31% of our revenue for the second quarter of 2021). Ocwen purchases certain mortgage services from us under the terms of services agreements and amendments thereto (collectively, the “Ocwen Services

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Agreements”) with terms extending through August 2030. Certain of the Ocwen Services Agreements contain a “most favored nation” provision and also grant the parties the right to renegotiate pricing, among other things.
Revenue from Ocwen primarily consists of revenue earned from the loan portfolios serviced and subserviced by Ocwen when Ocwen engages us as the service provider, and revenue earned directly from Ocwen, pursuant to the Ocwen Services Agreements. For the six months ended June 30, 2021 and 2020, we recognized revenue from Ocwen of $31.2 million and $131.6 million, respectively ($14.2 million and $57.4 million for the second quarter of 2021 and 2020, respectively). Revenue from Ocwen as a percentage of consolidated revenue was 32% and 61% for the six months ended June 30, 2021 and 2020, respectively (31% and 60% for the second quarter of 2021 and 2020, respectively).
We earn additional revenue related to the portfolios serviced and subserviced by Ocwen when a party other than Ocwen or the MSR owner selects Altisource as the service provider. For the six months ended June 30, 2021 and 2020, we recognized revenue of $5.5 million and $12.8 million, respectively ($2.9 million and $5.0 million for the second quarter of 2021 and 2020, respectively), related to the portfolios serviced by Ocwen when a party other than Ocwen or the MSRs owner selected Altisource as the service provider. These amounts are not included in deriving revenue from Ocwen and revenue from Ocwen as a percentage of revenue discussed above.
During the second quarter of 2020, Ocwen informed us that an MSR investor instructed Ocwen to use a field services provider other than Altisource on properties associated with certain MSRs. Based upon the impacted portfolios to date and the designated service provider, Altisource believes that Ocwen received these directions from New Residential Investment Corp. (individually, together with one or more of its subsidiaries or one or more of its subsidiaries individually, “NRZ”). We believe Ocwen commenced using another field services provider for these properties in July 2020 and continued to transition services during the third quarter of 2020. We believe that the transition to the replacement field service provider was largely completed as of September 30, 2020. We estimate that $0.3 million and $55.0 million of service revenue from Ocwen for the six months ended June 30, 2021 and 2020, respectively (less than $0.1 million and $25.7 million for the second quarter of 2021 and 2020, respectively), was derived from Field Services referrals from the NRZ portfolios. Ocwen also communicated to Altisource in the fourth quarter of 2020 that the same investor instructed Ocwen to use a provider for default valuations and certain default title services other than Altisource on properties associated with such certain MSRs and commenced moving these referrals to other service providers in the fourth quarter of 2020. We anticipate that the transition of such default valuations and title services will continue during the course of 2021. We estimate that $1.8 million and $12.7 million of service revenue from Ocwen for the six months ended June 30, 2021 and 2020, respectively ($0.9 million and $4.8 million for the second quarter of 2021 and 2020, respectively), was derived from default valuations and title services referrals from the NRZ portfolios. To address the reduction in revenue, Altisource is undertaking several measures to further reduce its cost structure and strengthen its operations.
On May 5, 2021 we entered into an agreement with Ocwen (the “Agreement”) pursuant to which the terms of certain services agreements between us and Ocwen were extended from August 2025 through August 2030 and the scope of solutions we provide to Ocwen was expanded to include, among other things, the opportunity for the Company to provide first and second chance foreclosure auctions on Federal Housing Administration (“FHA”) loans and field services on Ocwen’s FHA, Veterans Affairs and United States Department of Agriculture loans (collectively, “Government Loans”), and title services on FHA and Veterans Affairs loans, subject to a process to confirm Altisource’s ability to meet reasonable performance requirements. The Agreement established a framework for us to expand the foreclosure trustee solutions we provide to Ocwen in additional states, and, as mutually agreed upon by the parties, to deliver reverse mortgage related solutions to Ocwen, subject to negotiation of appropriate statements of work or other agreements, a process to confirm Altisource’s ability to meet reasonable performance requirements, and technical integrations, as may be applicable. The Agreement further resolved the contractual dispute between the parties related to Ocwen’s transfer to NRZ the rights to designate service providers other than Altisource, including mutual releases with respect to such dispute. The Agreement also addressed Ocwen’s rights in the event of certain change of control or sale of a business transactions by us on or after September 1, 2028. During the second quarter of 2021, Ocwen transitioned over 1,900 of its FHA first chance auction inventory to us and increased our percentage of field services referrals on its Government Loans.
As of June 30, 2021, accounts receivable from Ocwen totaled $4.2 million, $3.7 million of which was billed and $0.5 million of which was unbilled. As of December 31, 2020, accounts receivable from Ocwen totaled $5.9 million, $5.1 million of which was billed and $0.8 million of which was unbilled.
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
For the six months ended June 30, 2021 and 2020, we recognized revenue from NRZ of $1.7 million and $4.6 million, respectively ($0.9 million and $1.9 million for the second quarter of 2021 and 2020, respectively), under the Brokerage Agreement. For the six months ended June 30, 2021 and 2020, we recognized additional revenue of $7.6 million and $19.1 million, respectively ($4.1 million and $7.1 million for the second quarter of 2021 and 2020, respectively), relating to the Subject MSRs when a party other than NRZ selects Altisource as the service provider.
NOTE 3 — SALE OF A BUSINESS
In August 2018, Altisource entered into an amendment to its agreements with Front Yard Residential Corporation (“RESI”) to sell Altisource’s rental property management business to RESI and permit RESI to internalize certain services that had been provided by Altisource. The proceeds from the transaction totaled $18.0 million, payable in two installments. The first installment of $15.0 million was received on the closing date of August 8, 2018. The second installment of $3.0 million was to be received on the earlier of a RESI change of control or on August 8, 2023. On October 19, 2020, RESI announced that it had entered into a definitive merger agreement to sell RESI. The merger closed on January 11, 2021 and the Company subsequently received the $3.0 million payment. The present value of the second installment is included in other assets in the accompanying condensed consolidated balance sheets at a discounted value of $2.5 million as of December 31, 2020 (no comparative amount as of June 30, 2021).
NOTE 4 — INVESTMENT IN EQUITY SECURITIES
During 2016, we purchased 4.1 million shares of RESI common stock. This investment is reflected in the accompanying condensed consolidated balance sheets at fair value and changes in fair value are included in other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive loss. As of June 30, 2021 and December 31, 2020, we held no shares of RESI common stock. During the three and six months ended June 30, 2020, we recognized an unrealized loss from the change in fair value of $(11.2) million and $(12.6) million, respectively (no comparative amount for the three and six months ended June 30, 2021). During the six months ended June 30, 2020, we earned dividends of $0.5 million related to this investment (no comparative amount for the three and six months ended June 30, 2021 and for the second quarter of 2020).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 5 — ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consists of the following:

(in thousands)	June 30, 2021	December 31, 2020

Billed	$17,086	$19,703
Unbilled	6,106	8,291
	23,192	27,994
Less: Allowance for credit losses	(5,436)	(5,581)

Total	$17,756	$22,413
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
We are exposed to credit losses through our sales of products and services to our customers which are recorded as accounts receivable, net on the Company’s condensed consolidated financial statements. We monitor and estimate the allowance for credit losses based on our historical write-offs, historical collections, our analysis of past due accounts based on the contractual terms of the receivables, relevant market and industry reports and our assessment of the economic status of our customers, if known. Estimated credit losses are written off in the period in which the financial asset is determined to be no longer collectible. There can be no assurance that actual results will not differ from estimates or that consideration of these factors in the future will not result in an increase or decrease to our allowance for credit losses.
Changes in allowance for expected credit losses consist of the following:

		Additions
(in thousands)	Balance at Beginning of Period	Charged to Expenses	Deductions Note (1)	Balance at End of Period

Allowance for expected credit losses:

Six months ended June 30, 2021	$5,581	$615	$760	$5,436
Twelve months ended December 31, 2020	4,472	2,229	1,120	5,581

______________________________________
(1)    Amounts written off as uncollectible or transferred to other accounts or utilized.
NOTE 6 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

(in thousands)	June 30, 2021	December 31, 2020

Income taxes receivable	$8,144	$7,053
Maintenance agreements, current portion	1,826	2,513
Prepaid expenses	3,931	4,812
Other current assets	5,173	5,101

Total	$19,074	$19,479

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 7 — PREMISES AND EQUIPMENT, NET
Premises and equipment, net consists of the following:

(in thousands)	June 30, 2021	December 31, 2020

Computer hardware and software	$52,458	$52,837
Leasehold improvements	10,760	14,792
Furniture and fixtures	5,251	5,882
Office equipment and other	1,193	1,817
	69,662	75,328
Less: Accumulated depreciation and amortization	(59,466)	(63,434)

Total	$10,196	$11,894
Depreciation and amortization expense amounted to $2.3 million and $7.7 million for the six months ended June 30, 2021 and 2020, respectively ($1.2 million and $3.6 million for the second quarter of 2021 and 2020, respectively), and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive loss.
Premises and equipment, net consist of the following, by country:

(in thousands)	June 30, 2021	December 31, 2020

United States	$4,633	$5,530
Luxembourg	4,658	5,451
India	792	822
Uruguay	113	91

Total	$10,196	$11,894
NOTE 8 — RIGHT-OF-USE ASSETS UNDER OPERATING LEASES, NET
Right-of-use assets under operating leases, net consists of the following:

(in thousands)	June 30, 2021	December 31, 2020

Right-of-use assets under operating leases	$25,793	$31,932
Less: Accumulated amortization	(13,506)	(13,719)

Total	$12,287	$18,213
Amortization of operating leases was $4.5 million and $5.5 million for the six months ended June 30, 2021 and 2020, respectively ($2.6 million and $2.8 million for the second quarter of 2021 and 2020, respectively), and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive loss.
NOTE 9 — GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
Goodwill consists of the following:

(in thousands)	Total

Balance as of June 30, 2021 and December 31, 2020	$73,849

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Intangible Assets, net
Intangible assets, net consist of the following:

	Weighted average estimated useful life (in years)	Gross carrying amount		Accumulated amortization		Net book value
(in thousands)		June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020

Definite lived intangible assets:
Customer related intangible assets	9	$214,973	$214,973	$(192,352)	$(187,923)	$22,621	$27,050
Operating agreement	20	35,000	35,000	(20,001)	(19,126)	14,999	15,874
Trademarks and trade names	16	9,709	9,709	(6,513)	(6,307)	3,196	3,402
Non-compete agreements	—	—	1,230	—	(1,230)	—	—
Other intangible assets	—	—	1,800	—	(1,800)	—	—

Total		$259,682	$262,712	$(218,866)	$(216,386)	$40,816	$46,326
Amortization expense for definite lived intangible assets was $5.5 million and $7.0 million for the six months ended June 30, 2021 and 2020, respectively ($2.9 million and $2.8 million for the second quarter of 2021 and 2020, respectively). Expected annual definite lived intangible asset amortization expense for 2021 through 2025 is $9.5 million, $5.1 million, $5.1 million, $5.1 million and $5.1 million, respectively.
NOTE 10 — OTHER ASSETS
Other assets consist of the following:

(in thousands)	June 30, 2021	December 31, 2020

Restricted cash	$4,821	$3,833
Security deposits	1,645	2,416
Other	1,059	3,601

Total	$7,525	$9,850
NOTE 11 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable and accrued expenses consist of the following:

(in thousands)	June 30, 2021	December 31, 2020

Accounts payable	$22,400	$16,797
Accrued expenses - general	19,879	24,422
Accrued salaries and benefits	13,037	11,226
Income taxes payable	4,377	4,334

Total	$59,693	$56,779

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Other current liabilities consist of the following:

(in thousands)	June 30, 2021	December 31, 2020

Operating lease liabilities	$6,567	$7,609
Other	261	1,696

Total	$6,828	$9,305
NOTE 12 — LONG-TERM DEBT
Long-term debt consists of the following:

(in thousands)	June 30, 2021	December 31, 2020

Senior secured term loans	$247,204	$247,204
Less: Debt issuance costs, net	(1,993)	(2,389)
Less: Unamortized discount, net	(1,825)	(2,159)

Long-term debt	$243,386	$242,656
Credit Agreement
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
In addition to the scheduled principal payments, subject to certain exceptions, the Term B Loans are subject to mandatory prepayment upon issuances of debt, certain casualty and condemnation events and sales of assets, as well as from a percentage of Consolidated Excess Cash Flow if our leverage ratio as of each year-end computation date is greater than 3.00 to 1.00, as calculated in accordance with the provisions of the Credit Agreement (the percentage increases if our leverage ratio exceeds 3.50 to 1.00). Our leverage ratio exceeded 3.50 to 1.00 for the twelve months ended June 30, 2021. The Company did not generate any Consolidated Excess Cash Flow in the second quarter of 2021.
Altisource may incur incremental indebtedness under the Credit Agreement from one or more incremental lenders, which may include existing lenders, in an aggregate incremental principal amount not to exceed $125.0 million, subject to certain conditions set forth in the Credit Agreement, including a sublimit of $80.0 million with respect to incremental revolving credit commitments and, after giving effect to the incremental borrowing, the Company’s leverage ratio does not exceed 3.00 to 1.00. Our leverage ratio exceeded 3.00 to 1.00 for the twelve months ended June 30, 2021. The lenders have no obligation to provide any incremental indebtedness.
The Term B Loans bear interest at rates based upon, at our option, the Adjusted Eurodollar Rate or the Base Rate. Adjusted Eurodollar Rate term loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Adjusted Eurodollar Rate for a three month interest period and (y) 1.00% plus (ii) 4.00%. Base Rate term loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Base Rate and (y) 2.00% plus (ii) 3.00%. The interest rate as of June 30, 2021 was 5.00%.
Loans under the revolving credit facility bear interest at rates based upon, at our option, the Adjusted Eurodollar Rate or the Base Rate. Adjusted Eurodollar Rate revolving loans bear interest at a rate per annum equal to the sum of (i) the Adjusted Eurodollar Rate for a three month interest period plus (ii) 4.00%. Base Rate revolving loans bear interest at a rate per annum

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

equal to the sum of (i) the Base Rate plus (ii) 3.00%. The unused commitment fee is 0.50%. Borrowings under the revolving credit facility are not permitted if our leverage ratio exceeds 3.50 to 1.00. Our leverage ratio exceeded 3.50 to 1.00 for the twelve months ended June 30, 2021. There were no borrowings outstanding under the revolving credit facility as of June 30, 2021.
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
As of June 30, 2021, debt issuance costs were $2.0 million, net of $2.5 million of accumulated amortization. As of December 31, 2020, debt issuance costs were $2.4 million, net of $2.2 million of accumulated amortization.
Credit Facility
On June 22, 2021 Altisource S.à r.l, a subsidiary of Altisource Portfolio Solutions S.A., entered into a revolving credit facility with a related party, STS Master Fund, Ltd. (“STS”) (the “Credit Facility”). STS is an investment fund managed by Deer Park Road Management Company, LP. Deer Park Road Management, LP owns approximately 24% of Altisource’s common stock as of June 30, 2021 and its Chief Investment Officer and managing partner is a member of Altisource’s Board of Directors. Under the terms of the Credit Facility, STS will make loans to Altisource from time to time, in amounts requested by Altisource and Altisource may voluntarily prepay all or any portion of the outstanding loans at any time. The Credit Facility provides Altisource the ability to borrow a maximum amount of $20 million through June 22, 2022, $15 million through June 22, 2023, and $10 million until the end of the term. Amounts that are repaid may be re-borrowed in accordance with the limitations set forth below.
Outstanding amounts borrowed pursuant to the Credit Facility will amortize over the three-year term as follows: on June 22, 2022, the difference between the then outstanding balance above $15 million and $15 million, on June 22, 2023, the difference between the then outstanding balance above $10 million and $10 million, and on June 22, 2024, the then outstanding balance of the loan will be due and payable by Altisource.
Borrowings under the Credit Facility bear interest at 9.00% per annum and are payable quarterly on the last business day of each March, June, September and December, commencing on September 30, 2021. In connection with the Credit Facility, Altisource is required to pay customary fees, including an upfront fee equal to $0.5 million at the initial extension of credit pursuant to the facility, an unused line fee of 0.5% and, an early termination fee in the event of a refinancing transaction.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Altisource’s obligations under the Credit Facility are secured by a lien on all equity in Altisource’s subsidiary incorporated in India, Altisource Business Solutions Private Limited, pursuant to a pledge agreement entered into by Altisource Asia Holdings Ltd I, a wholly owned subsidiary Altisource.
The Credit Facility contains additional representations, warranties, covenants, terms and conditions customary for transactions of this type, that restrict or limit, among other things, our ability to use the proceeds of credit only for general corporate purposes.
The Credit Facility contains certain events of default including (i) failure to pay principal when due or interest or any other amount owing on any other obligation under the Credit Facility within three business days of becoming due, (ii) failure to perform or observe any material provisions of the Credit Documents to be performed or complied with, (iii) material incorrectness of representations and warranties when made, (iv) default on any other debt that equals or exceeds $40.0 million that causes, or gives the holder or holders of such debt the ability to cause, an acceleration of such debt, (v) entry by a court of one or more judgments against us in an amount in excess of $40.0 million that remain unbonded, undischarged or unstayed for a certain number of days after the entry thereof, (vi) occurrence of a Change of Control, (vii) bankruptcy and insolvency events. If any event of default occurs and is not cured within applicable grace periods set forth in the Credit Facility or waived, all loans and other obligations could become due and immediately payable and the facility could be terminated.
As of June 30, 2021, there were no borrowing outstanding under the Credit Facility. On July 6, 2021, the Company borrowed $6 million under the Credit Facility.
NOTE 13 — OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following:

(in thousands)	June 30, 2021	December 31, 2020

Operating lease liabilities	$7,055	$12,281
Income tax liabilities	12,322	12,414
Deferred revenue	289	504
Other non-current liabilities	50	40

Total	$19,716	$25,239
NOTE 14 — FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The following table presents the carrying amount and estimated fair value of financial instruments and certain liabilities measured at fair value as of June 30, 2021 and December 31, 2020. The following fair values are estimated using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	June 30, 2021				December 31, 2020
(in thousands)	Carrying amount	Fair value			Carrying amount	Fair value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$35,329	$35,329	$—	$—	$58,263	$58,263	$—	$—
Restricted cash	4,821	4,821	—	—	3,833	3,833	—	—
Long-term receivable	—	—	—	—	2,531	—	—	2,531

Liabilities:
Senior secured term loan	247,204	—	207,652	—	247,204	—	201,472	—
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
Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk primarily consist of cash and cash equivalents and accounts receivable. Our policy is to deposit our cash and cash equivalents with larger, highly rated financial institutions. The Company derived 31% and 32% of its revenue from Ocwen for the three and six months ended June 30, 2021, respectively (see Note 2 for additional information on Ocwen revenues and accounts receivable balance). The Company strives to mitigate its concentrations of credit risk with respect to accounts receivable by actively monitoring past due accounts and the economic status of larger customers, if known.
NOTE 15 — SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Share Repurchase Program
On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. As of June 30, 2021, approximately 2.4 million shares of common stock remain available for repurchase under the program. There were no purchases of shares of common stock during the six months ended June 30, 2021 and 2020. Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of June 30, 2021, we can repurchase up to approximately $82 million of our common stock under Luxembourg law. Our Credit Agreement also limits the amount we can spend on share repurchases, which limit was approximately $395 million as of June 30, 2021, and may prevent repurchases in certain circumstances, including if our leverage ratio exceeds 3.50 to 1.00. Our leverage ratio exceeded 3.50 to 1.00 for the twelve months ended June 30, 2021.
Share-Based Compensation
We issue share-based awards in the form of stock options, restricted shares and restricted share units for certain employees, officers and directors. We recognized share-based compensation expense of $2.1 million and $4.8 million for the six months ended June 30, 2021 and 2020, respectively ($0.6 million and $1.9 million for the second quarter of 2021 and 2020, respectively). As of June 30, 2021, estimated unrecognized compensation costs related to share-based awards amounted to $4.2 million, which we expect to recognize over a weighted average remaining requisite service period of approximately 1.36 years.
Stock Options
Stock option grants are composed of a combination of service-based, market-based and performance-based options.
Service-Based Options. These options generally vest over three or four years with equal annual vesting and generally expire on the earlier of ten years after the date of grant or following termination of service. A total of 223 thousand service-based options were outstanding as of June 30, 2021.
Market-Based Options. These option grants generally have two components, each of which vests only upon the achievement of certain criteria. The first component, which we refer to as “ordinary performance” grants, generally consists of two-thirds of the market-based grant and begins to vest if the stock price is at least double the exercise price, as long as the stock price realizes a compounded annual gain of at least 20% over the exercise price. The remaining third of the market-based options, which we refer to as “extraordinary performance” grants, generally begins to vest if the stock price is at least triple the exercise price, as long as the stock price realizes a compounded annual gain of at least 25% over the exercise price. Market-based options vest in three or four year installments with the first installment vesting upon the achievement of the criteria and the remaining installments vesting thereafter in equal annual installments. Market-based options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service or in the final three years of the option term, in which case vesting will generally continue in accordance with the provisions of the award agreement. A total of 187 thousand market-based options were outstanding as of June 30, 2021.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Performance-Based Options. These option grants generally will vest if certain specific financial measures are achieved; one-fourth vests on each anniversary of the grant date. For certain other financial measures, options cliff-vest upon the achievement of the specific performance during 2021. The award of performance-based options is adjusted based on the level of achievement specified in the award agreements. If the performance criteria achieved is above threshold performance levels, participants have the opportunity to vest in 50% to 200% of the option grants, depending upon performance achieved. If the performance criteria achieved is below a certain threshold, the options are canceled. The options generally expire on the earlier of ten years after the date of grant or following termination of service. There were 427 thousand performance-based options outstanding as of June 30, 2021.
There were no stock options granted during the six months ended June 30, 2021 and 2020.
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
The following table summarizes the grant date fair value of stock options that vested during the periods presented:

	Six months ended June 30,
(in thousands, except per share amounts)	2021	2020

Grant date fair value of stock options that vested	1,203	2,602
The following table summarizes the activity related to our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding as of December 31, 2020	899,914	$32.47	5.63	$—
Forfeited/expired	(63,324)	25.17

Outstanding as of June 30, 2021	836,590	33.02	5.14	—

Exercisable as of June 30, 2021	594,901	28.61	5.20	—
Other Share-Based Awards
The Company’s other share-based and similar types of awards are composed of restricted shares and restricted share units. The restricted shares and restricted share units are composed of a combination of service-based awards, performance-based awards and market-based awards.
Service-Based Awards. These awards generally vest over two to four year periods with (a) vesting in equal annual installments, or (b) vesting of all of the restricted shares and restricted share units at the end of the vesting period. A total of 278 thousand service-based awards were outstanding as of June 30, 2021. Beginning in 2019, the Company granted service-based restricted share units as a component of most employees’ annual incentive compensation rather than cash.
Performance-Based Awards. These awards generally vest if certain specific financial measures are achieved; generally one-third vests on each anniversary of the grant date or cliff-vest on the third anniversary of the grant date. The number of performance-based restricted shares and restricted share units that may vest is based on the level of achievement as specified in the award agreements. If the performance criteria achieved is above certain financial performance levels and Altisource’s share performance is above certain established criteria, participants have the opportunity to vest in up to 150% of the restricted share unit award for certain awards. If the performance criteria achieved is below certain thresholds, the award is canceled. A total of 189 thousand performance-based awards were outstanding as of June 30, 2021.
Market-Based Awards. 50% of these awards generally vest if certain specific market conditions are achieved over a 30-day period and the remaining 50% of these awards generally vest on the one year anniversary of the initial vesting. The

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Company estimates the grant date fair value of these awards using a lattice (binomial) model. A total of 112 thousand market-based awards were outstanding as of June 30, 2021.
Performance-Based and Market-Based Awards. These awards generally vest if certain specific financial measures are achieved and if certain specific market conditions are achieved. If the performance criteria achieved is above certain financial performance levels and Altisource’s share performance is above certain established criteria, participants have the opportunity to vest in up to 300% of the restricted share unit award for certain awards. If the performance criteria or the market criteria is below certain thresholds, the award is canceled. The Company estimates the grant date fair value of these awards using a Monte Carlo simulation model. A total of 77 thousand performance-based and market-based awards were outstanding as of June 30, 2021.
The Company granted 338 thousand restricted share units (at a weighted average grant date fair value of $9.53 per share) during the six months ended June 30, 2021. These grants include 29 thousand performance-based awards that include both a performance condition and a market condition. The Company granted 37 thousand performance-based awards that include both a performance condition and a market condition for the six months ended June 30, 2020. There were no market-based awards granted for the six months ended June 30, 2021 and 2020, respectively.
The following table summarizes the activity related to our restricted shares and restricted share units:

Number of restricted shares and restricted share units

Outstanding as of December 31, 2020	878,521
Granted	338,445
Issued	(232,900)
Forfeited/canceled	(328,358)

Outstanding as of June 30, 2021	655,708
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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020

Service revenue	$43,966	$91,008	$92,046	$204,184
Reimbursable expenses	1,936	3,840	3,949	11,685
Non-controlling interests	139	494	511	917

Total	$46,041	$95,342	$96,506	$216,786

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Disaggregation of Revenue
Disaggregation of total revenues by major source is as follows:

(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Three months ended June 30, 2021	$40,712	$3,393	$1,936	$46,041
Three months ended June 30, 2020	87,447	4,055	3,840	95,342

Six months ended June 30, 2021	85,963	6,594	3,949	96,506
Six months ended June 30, 2020	195,455	9,646	11,685	216,786
Contract Balances
Our contract assets consist of unbilled accounts receivable (see Note 5). Our contract liabilities consist of current deferred revenue and other non-current liabilities as reported on the accompanying condensed consolidated balance sheets. Revenue recognized that was included in the contract liability at the beginning of the period was $3.8 million and $3.8 million for the six months ended June 30, 2021 and 2020, respectively ($1.6 million and $1.3 million for the second quarter of 2021 and 2020, respectively).
NOTE 17 — COST OF REVENUE
Cost of revenue principally includes payroll and employee benefits associated with personnel employed in customer service, operations and technology roles, fees paid to external providers related to the provision of services, reimbursable expenses, technology and telecommunications costs as well as depreciation and amortization of operating assets. The components of cost of revenue were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020

Compensation and benefits	$18,449	$24,913	$40,484	$50,829
Outside fees and services	16,859	41,761	35,582	89,901
Technology and telecommunications	5,994	9,074	12,581	18,306
Reimbursable expenses	1,936	3,840	3,949	11,685
Depreciation and amortization	799	3,040	1,599	6,488

Total	$44,037	$82,628	$94,195	$177,209

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 18 — SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses include payroll and employee benefits associated with personnel employed in executive, sales and marketing, finance, technology, law, compliance, human resources, vendor management, facilities and risk management roles. This category also includes professional services fees, occupancy costs, marketing costs, depreciation and amortization of non-operating assets and other expenses. The components of selling, general and administrative expenses were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020

Compensation and benefits	$6,296	$9,307	$14,148	$21,319
Professional services	2,360	3,841	5,578	6,476
Occupancy related costs	2,290	5,668	5,470	11,089
Amortization of intangible assets	2,911	2,840	5,510	7,049
Marketing costs	699	951	1,173	2,388
Depreciation and amortization	352	544	736	1,213
Other	1,648	1,550	2,827	3,260

Total	$16,556	$24,701	$35,442	$52,794
NOTE 19 — OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020

Interest (expense) income	$(7)	$6	$(28)	$80
Other, net	(36)	(327)	934	693

Total	$(43)	$(321)	$906	$773
NOTE 20 — INCOME TAXES
We recognized an income tax provision of $1.4 million and $3.5 million for the six months ended June 30, 2021 and 2020, respectively ($0.6 million and $1.1 million for the second quarter of 2021 and 2020, respectively). The income tax provision for the three and six months ended June 30, 2021 was driven by income tax on transfer pricing income from India, no tax benefit on the pretax loss from our Luxembourg operating company and Pointillist, uncertain tax positions and tax on unrepatriated earnings in India.

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
Basic and diluted loss per share are calculated as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020

Net loss attributable to Altisource	$(18,475)	$(35,061)	$(40,477)	$(46,711)

Weighted average common shares outstanding, basic	15,830	15,601	15,774	15,549

Weighted average common shares outstanding, diluted	15,830	15,601	15,774	15,549

Loss per share:
Basic	$(1.17)	$(2.25)	$(2.57)	$(3.00)
Diluted	$(1.17)	$(2.25)	$(2.57)	$(3.00)
For the six months ended June 30, 2021 and 2020, 1.6 million and 1.8 million, respectively (1.5 million and 1.5 million for the second quarter of 2021 and 2020, respectively), stock options, restricted shares and restricted share units, were excluded from the computation of loss per share, as a result of the following:
•For both the six months ended June 30, 2021 and 2020, 0.3 million and 0.2 million, respectively (0.3 million and 0.1 million for the second quarter of 2021 and 2020, respectively) stock options, restricted shares and restricted share units were anti-dilutive and have been excluded from the computation of diluted loss per share because the Company incurred a net loss
•For the six months ended June 30, 2021 and 2020, 0.2 million and 0.6 million, respectively (0.2 million and 0.3 million for the second quarter of 2021 and 2020, respectively), stock options were anti-dilutive and have been excluded from the computation of diluted loss per share because their exercise price was greater than the average market price of our common stock
•For the six months ended June 30, 2021 and 2020, 1.1 million and 1.0 million, respectively (1.0 million and 1.1 million for the second quarter of 2021 and 2020, respectively), stock options, restricted shares and restricted share units, which begin to vest upon the achievement of certain market criteria related to our common stock price, performance criteria and a total shareholder return compared to the market benchmark, that have not yet been met in each period have been excluded from the computation of diluted loss per share
NOTE 22 — RESTRUCTURING CHARGES
In August 2018, Altisource initiated Project Catalyst, a project intended to optimize its operations and reduce costs to better align its cost structure with its anticipated revenues and improve its operating margins (finalized in 2020). During the three and six months ended June 30, 2020, Altisource incurred $5.8 million and $8.7 million, respectively, of severance costs, professional services fees, facility consolidation costs, technology costs and business wind down costs related to the plan (no comparative amount for the three and six months ended June 30, 2021).
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
Ocwen Related Matters
As discussed in Note 2, during the six months ended June 30, 2021, Ocwen was our largest customer, accounting for 32% of our total revenue (31% of our revenue for the second quarter of 2021). Additionally, 6% of our revenue for the six months ended June 30, 2021 (6% of our revenue for the second quarter of 2021) was earned on the loan portfolios serviced by Ocwen, when a party other than Ocwen or the MSRs owner selected Altisource as the service provider.
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
During the second quarter of 2020, Ocwen informed us that an MSR investor instructed Ocwen to use a field services provider other than Altisource on properties associated with certain MSRs. Based upon the impacted portfolios to date and the designated service provider, Altisource believes that Ocwen received these directions from NRZ. We believe Ocwen commenced using another field services provider for these properties in July 2020 and continued to transition services during the third quarter of 2020. We believe that the transition to the replacement field service provider was largely completed as of September 30, 2020. We estimate that $0.3 million and $55.0 million of service revenue from Ocwen for the six months ended June 30, 2021 and 2020, respectively (less than $0.1 million and $25.7 million for the second quarter of 2021 and 2020, respectively), was derived from Field Services referrals from the NRZ portfolios. Ocwen also communicated to Altisource in the fourth quarter of 2020 that the same investor instructed Ocwen to use a provider for default valuations and certain default title services other than Altisource on properties associated with such certain MSRs and commenced moving these referrals to

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

other service providers in the fourth quarter of 2020. We anticipate that the transition of such default valuations and title services will continue during the course of 2021. We estimate that $1.8 million and $12.7 million of service revenue from Ocwen for the six months ended June 30, 2021 and 2020, respectively ($0.9 million and $4.8 million for the second quarter of 2021 and 2020, respectively), was derived from default valuations and title services referrals from the NRZ portfolios. To address the reduction in revenue, Altisource is undertaking several measures to further reduce its cost structure and strengthen its operations.
On May 5, 2021 we entered into an agreement with Ocwen pursuant to which the terms of certain services agreements between us and Ocwen were extended from August 2025 through August 2030 and the scope of solutions we provide to Ocwen was expanded to include, among other things, the opportunity for the Company to provide first and second chance foreclosure auctions on FHA loans and field services on Ocwen’s Government Loans, and title services on FHA and Veterans Affairs loans, subject to a process to confirm Altisource’s ability to meet reasonable performance requirements. The Agreement established a framework for us to expand the foreclosure trustee solutions we provide to Ocwen in additional states, and, as mutually agreed upon by the parties, to deliver reverse mortgage related solutions to Ocwen, subject to negotiation of appropriate statements of work or other agreements, a process to confirm Altisource’s ability to meet reasonable performance requirements, and technical integrations, as may be applicable. The Agreement further resolved the contractual dispute between the parties related to Ocwen’s transfer to NRZ the rights to designate service providers other than Altisource, including mutual releases with respect to such dispute. The Agreement also addressed Ocwen’s rights in the event of certain change of control or sale of a business transactions by us on or after September 1, 2028. During the second quarter of 2021, Ocwen transitioned over 1,900 of its FHA first chance auction inventory to us and increased our percentage of field services referrals on its Government Loans.
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
Leases
We lease certain premises and equipment, primarily consisting of office space and information technology equipment. Certain of our leases include options to renew at our discretion or terminate leases early, and these options are considered in our determination of the expected lease term. Certain of our lease agreements include rental payments adjusted periodically for inflation. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. We sublease certain office space to third parties. Sublease income was $0.4 million and $0.7 million for the six months ended June 30, 2021 and 2020, respectively ($0.1 million and $0.4 million for the second quarter of 2021 and 2020, respectively). The amortization periods of right-of-use assets are generally limited by the expected lease term. Our leases generally have expected lease terms at adoption of one to six years. As of June 30, 2021, we entered into a five year lease for additional office space which has not yet commenced.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Information about our lease terms and our discount rate assumption is as follows for the six months ended June 30:

	2021	2020

Weighted average remaining lease term (in years)	2.72	3.37
Weighted average discount rate	6.43%	6.99%
Our lease activity during the period is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020

Operating lease costs:
Selling, general and administrative expense	$1,118	$2,529	$3,210	$4,810
Cost of revenue	1,327	635	1,498	1,269

Cash used in operating activities for amounts included in the measurement of lease liabilities	$2,375	$3,447	$5,453	$6,758
Short-term (twelve months or less) lease costs	(940)	1,222	(459)	2,427
Maturities of our lease liabilities as of June 30, 2021 are as follows:

(in thousands)	Operating lease obligations

2021	$4,053
2022	4,661
2023	3,086
2024	2,225
2025	599
Total lease payments	14,624
Less: interest	(1,235)

Present value of lease liabilities	$13,389
Escrow Balances
We hold customers’ assets in escrow accounts at various financial institutions pending completion of certain real estate activities. These amounts are held in escrow accounts for limited periods of time and are not included in the accompanying condensed consolidated balance sheets. Amounts held in escrow accounts were $15.6 million and $20.0 million as of June 30, 2021 and December 31, 2020, respectively.

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
Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the risks discussed in the Risk Factors section of our Form 10-K for the year ended December 31, 2020 including:
•the timing of the anticipated increase in default related referrals following the expiration of foreclosure and eviction moratoriums, forbearance programs and temporary governmental loss mitigation requirements, the timing of the expiration of such moratoriums and programs, and any other delays occasioned by government, investor or servicer actions;
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
•our ability to develop, launch and gain market acceptance of new solutions or recoup our investments in developing such new solutions;
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
Through our offerings that support residential loan investors and servicers, we provide a suite of solutions and technologies intended to meet their growing and evolving needs. We are focused on growing referrals from our existing customer base and attracting new customers to our offerings. We have a customer base that includes government-sponsored enterprises (“GSEs”), asset managers, and several large bank and non-bank servicers including Ocwen and NRZ. We believe we are one of only a few providers with a broad suite of servicer solutions, nationwide coverage and scalability. Further, we believe we are well positioned to gain market share from existing and new customers in the event delinquency rates remain elevated following the expiration of the foreclosure moratoriums and forbearance plans, or customers and prospects consolidate to larger, full-service providers or outsource services that have historically been performed in-house.
We also provide services to mortgage loan originators (or other similar mortgage market participants) in originating, buying and selling residential mortgages. We provide a suite of solutions and technologies to meet the evolving and growing needs of lenders, mortgage purchasers and securitizers. We are focused on growing business from our existing customer base, attracting new customers to our offerings and developing new offerings. We have a customer base that includes the Lenders One cooperative independent mortgage bankers, credit unions, and mid-size and larger bank and non-bank loan originators. We believe our suite of services, technologies and unique access to the members of the Lenders One mortgage cooperative position us to grow our relationships with our existing customer base by growing membership of Lenders One, increasing member adoption of existing solutions and developing and cross-selling new offerings. Further, we believe we are well positioned to gain market share from existing and new customers as customers and prospects consolidate to larger, full-service providers or outsource services that have historically been performed in-house. With our Origination business’s unique distribution engine, mission critical solutions and strong growth prospects, we believe this business will be a significant catalyst to create value for shareholders. Notably, there are several companies that we believe have similar business models which recently executed capital market transactions at attractive valuations. Given the attractive market comparables and the progress we are making with the Origination business, we are evaluating ways to enhance shareholder value. These options may include a potential divestiture, joint venture, third party investment in or other strategic transaction, as well as retaining and further investing in this business. There can be no assurance that this exploration will result in any transaction by us. We do not intend to provide updates regarding these matters unless and until we determine that further disclosure is appropriate or required.
Our earlier stage business consists of Pointillist, Inc. (“Pointillist”). The Pointillist business was developed by Altisource through our consumer analytics capabilities. We believe the Pointillist business is a potentially disruptive SaaS-based platform which provides unique customer journey analytics at scale and enables customers to engage through our intelligent platform. During 2019, we created Pointillist as a separate legal entity to position it for accelerated growth and outside investment and contributed the Pointillist business and $8.5 million to it. Pointillist is owned by Altisource and management of Pointillist. Management of Pointillist owns a non-controlling interest representing 12.1% of the outstanding equity of Pointillist. Additional equity shares of Pointillist are available for issuance to management and board members of Pointillist. On May 27, 2021, Pointillist issued $1.2 million in principal of convertible notes to related parties with a maturity date of January 1, 2023. The notes bear interest at a rate of 7% per annum. The principal and unpaid accrued interest then outstanding under the notes (1) automatically converts to Pointillist equity at the earlier of the time Pointillist receives proceeds of $5.0 million or more from the sale of its equity or January 1, 2023, or (2) are repaid in cash or Pointillist equity (at the Lenders’ option) in the event of a corporate transaction or initial public offering of Pointillist. Altisource has no ongoing obligation to provide future funding to Pointillist.

Credit Facility
On June 22, 2021, we entered into a revolving credit facility with STS Master Fund, Ltd. (“STS”), an investment fund managed by Deer Park Road Management Company, LP (the “Credit Facility”).
The Credit Facility provides us with the ability to borrow up to $20 million through June 22, 2022, up to $15 million through June 22, 2023, and up to $10 million until the end of the term. We may voluntarily prepay all or any portion of the outstanding loans at any time. Amounts available under the Credit Facility are for general corporate purposes. As of June 30, 2021, there were no borrowing outstanding under the Credit Facility. On July 6, 2021, the Company borrowed $6 million under the Credit Facility. The Credit Facility was filed in a Form 8-K filed on June 21, 2021.
COVID-19 Pandemic Impacts
In response to the COVID-19 pandemic, various governmental entities and servicers implemented unprecedented foreclosure and eviction moratoriums and forbearance programs to help mitigate the impact to borrowers and renters. As a result of these measures and other related actions, foreclosure initiations were 81% lower for January through May 2021 compared to the same period in 2020 (with such foreclosure initiations representing 1% of seriously delinquent loans as of the beginning of the year compared to 27% in the same period in 2020). The decline in foreclosure initiations resulted in significantly lower REO referrals and negatively impacted virtually all of the default related services performed on delinquent loans, loans in foreclosure and REO.
At the same time, beginning in the first half of 2020 the Federal Reserve lowered the target for the federal funds rate to 0% to 0.25% and bought billions of dollars of mortgage backed securities on the secondary market to reduce interest rates. As a result of the lower interest rate environment, second quarter 2021 mortgage originations were 13% higher than second quarter 2020 (according to the Mortgage Bankers Association) driving higher demand for origination related services. For the full year, the Mortgage Bankers Association forecasts that origination volume will decline by 7% compared to 2020.
We cannot predict the duration of the pandemic and future governmental measures. However, we recently gained additional clarity on the timing of the recovery of the default market. The Federal government extended its foreclosure and eviction moratoriums by one month through July 2021 and indicated this will be the last extension. The CFPB also finalized its rules on temporary loss mitigation measures, which essentially prohibits foreclosure initiations until January 1, 2022 other than a few exceptions, including for those loans that were 120 days or more delinquent prior to the pandemic. Based on this clarity, we believe the Default business will grow in 2022 and stabilize during 2023 when we anticipate foreclosures commenced after the expiration of the foreclosure moratoriums, forbearance plans and temporary loss mitigation rules become REO and are sold. We further anticipate that our originations business will continue to grow from new customer wins, and cross selling existing and new offerings to customers.
To address the lower anticipated revenue, Altisource is working to (1) reduce our cost structure, (2) maintain the infrastructure to deliver default related services for our customer base and support the anticipated increase in demand following the expiration of the moratoriums and forbearance plans, and (3) accelerate the growth of our originations businesses.
Share Repurchase Program
On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. As of June 30, 2021, approximately 2.4 million shares of common stock remain available for repurchase under the program. There were no purchases of shares of common stock during the six months ended June 30, 2021 and 2020. Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of June 30, 2021, we can repurchase up to approximately $82 million of our common stock under Luxembourg law. Our Credit Agreement also limits the amount we can spend on share repurchases, which limit was approximately $395 million as of June 30, 2021, and may prevent repurchases in certain circumstances, including if our leverage ratio exceeds 3.50 to 1.00. Our leverage ratio exceeded 3.50 to 1.00 for the twelve months ended June 30, 2021.
Ocwen Related Matters
During the six months ended June 30, 2021, Ocwen was our largest customer, accounting for 32% of our total revenue for the six months ended June 30, 2021 (31% of our revenue for the second quarter of 2021). Additionally, 6% of our revenue for the six months ended June 30, 2021 (6% of our revenue for the second quarter of 2021) was earned on the loan portfolios serviced by Ocwen, when a party other than Ocwen or the MSRs owner selected Altisource as the service provider.

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
During the second quarter of 2020, Ocwen informed us that an MSR investor instructed Ocwen to use a field services provider other than Altisource on properties associated with certain MSRs. Based upon the impacted portfolios to date and the designated service provider, Altisource believes that Ocwen received these directions from NRZ. We believe Ocwen commenced using another field services provider for these properties in July 2020 and continued to transition services during the third quarter of 2020. We believe that the transition to the replacement field service provider was largely completed as of September 30, 2020. We estimate that $0.3 million and $55.0 million of service revenue from Ocwen for the six months ended June 30, 2021 and 2020, respectively (less than $0.1 million and $25.7 million for the second quarter of 2021 and 2020, respectively), was derived from Field Services referrals from the NRZ portfolios. Ocwen also communicated to Altisource in the fourth quarter of 2020 that the same investor instructed Ocwen to use a provider for default valuations and certain default title services other than Altisource on properties associated with such certain MSRs and commenced moving these referrals to other service providers in the fourth quarter of 2020. We anticipate that the transition of such default valuations and title services will continue during the course of 2021. We estimate that $1.8 million and $12.7 million of service revenue from Ocwen for the six months ended June 30, 2021 and 2020, respectively ($0.9 million and $4.8 million for the second quarter of 2021 and 2020, respectively), was derived from default valuations and title services referrals from the NRZ portfolios. To address the reduction in revenue, Altisource is undertaking several measures to further reduce its cost structure and strengthen its operations.
On May 5, 2021 we entered into an agreement with Ocwen (the “Agreement”) pursuant to which the terms of certain services agreements between us and Ocwen were extended from August 2025 through August 2030 and the scope of solutions we provide to Ocwen was expanded to include, among other things, the opportunity for the Company to provide first and second chance foreclosure auctions on Federal Housing Administration (“FHA”) loans and field services on Ocwen’s FHA, Veterans Affairs and United States Department of Agriculture loans (collectively, “Government Loans”), and title services on FHA and Veterans Affairs loans, subject to a process to confirm Altisource’s ability to meet reasonable performance requirements. The Agreement established a framework for us to expand the foreclosure trustee solutions we provide to Ocwen in additional states, and, as mutually agreed upon by the parties, to deliver reverse mortgage related solutions to Ocwen, subject to negotiation of appropriate statements of work or other agreements, a process to confirm Altisource’s ability to meet reasonable performance requirements, and technical integrations, as may be applicable. The Agreement further resolved the contractual dispute between the parties related to Ocwen’s transfer to NRZ the rights to designate service providers other than Altisource, including mutual releases with respect to such dispute. The Agreement also addressed Ocwen’s rights in the event of certain change of control or sale of a business transactions by us on or after September 1, 2028. During the second quarter of 2021, Ocwen transitioned over 1,900 of its FHA first chance auction inventory to us and increased our percentage of field services referrals on its Government Loans.

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
Factors Affecting Comparability
The following items impact the comparability of our results:
•The Company’s financial performance in its default businesses was negatively impacted by the COVID-19 pandemic for the three and six months ended June 30, 2021. Governmental, and in some instances, servicer measures to provide support to borrowers, including foreclosure and eviction moratoriums and forbearance programs, reduced referral volumes and inflows of REO. COVID-19 pandemic related governmental restrictions and changing vendor and consumer behavior also impacted financial performance. These impacts were partially offset by stronger performance from the Company’s origination businesses that benefited from lower interest rates, customer wins and new offerings for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020. Across the Company’s three core businesses, service revenue from customers other than Ocwen, NRZ and RESI for the three and six months ended June 30, 2021 grew by less than 1% and 6%, respectively, compared to the three and six months ended June 30, 2020. Compared to the six months ended June 30, 2020, the increase is primarily from 39% growth in our origination businesses partially offset by a 68% decline in our default business. Service revenue from our default and other business was $58.9 million and $179.0 million for the six months ended June 30, 2021 and 2020, respectively ($28.3 million and $77.7 million for the second quarter of 2021 and 2020, respectively), and service revenue from our origination business was $31.3 million and $22.6 million for the six months ended June 30, 2021 and 2020, respectively ($14.5 million and $12.5 million for the second quarter of 2021 and 2020, respectively).
•During the second quarter of 2020, Ocwen informed us that an MSR investor instructed Ocwen to use a field services provider other than Altisource on properties associated with certain MSRs. Based upon the impacted portfolios to date and the designated service provider, Altisource believes that Ocwen received these directions from NRZ. We believe Ocwen commenced using another field services provider for these properties in July 2020 and continued to transition services during the third quarter of 2020. We believe that the transition to the replacement field service provider was largely completed as of September 30, 2020. We estimate that $0.3 million and $55.0 million of service revenue from Ocwen for the six months ended June 30, 2021 and 2020, respectively (less than $0.1 million and $25.7 million for the second quarter of 2021 and 2020, respectively), was derived from Field Services referrals from the NRZ portfolios. Ocwen also communicated to Altisource in the fourth quarter of 2020 that the same investor instructed Ocwen to use a provider for default valuations and certain default title services other than Altisource on properties associated with such certain MSRs and commenced moving these referrals to other service providers in the fourth quarter of 2020. We anticipate that the transition of such default valuations and title services will continue during the course of 2021. We estimate that $1.8 million and $12.7 million of service revenue from Ocwen for the six months ended June 30, 2021 and 2020, respectively ($0.9 million and $4.8 million for the second quarter of 2021 and 2020, respectively), was derived from default valuations and title services referrals from the NRZ portfolios. To address the reduction in revenue, Altisource is undertaking several measures to further reduce its cost structure and strengthen its operations.
•During the six months ended June 30, 2020, we recognized an unrealized loss of $(12.6) million ($(11.2) million for the second quarter of 2020) from the change in fair value on our investment in Front Yard Residential Corporation (“RESI”) in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss from a change in the market value of RESI common shares (no comparative amount for the three and six months ended June 30, 2021).
•In August 2018, Altisource initiated Project Catalyst, a project intended to optimize its operations and reduce costs to better align its cost structure with its anticipated revenues and improve its operating margins (finalized in 2020). During the three and six months ended June 30, 2020, Altisource incurred $5.8 million and $8.7 million, respectively, of severance costs, professional services fees, facility consolidation costs, technology costs and business wind down costs related to the reorganization plan (no comparative amount for the three and six months ended June 30, 2021).
•The Company recognized an income tax provision of $1.4 million and $3.5 million for the six months ended June 30, 2021 and 2020, respectively ($0.6 million and $1.1 million for the second quarter of 2021 and 2020, respectively). The income tax provision for the three and six months ended June 30, 2021 was driven by income tax on transfer pricing income from India, no tax benefit on the pretax loss from our Luxembourg operating company and Pointillist, uncertain tax positions and tax on unrepatriated earnings in India.

RESULTS OF OPERATIONS
Summary Results
The following is a discussion of our results of operations for the periods indicated.
The following table sets forth information on our consolidated results of operations:

	Three months ended June 30,			Six months ended June 30,
(in thousands, except per share data)	2021	2020	% Increase (decrease)	2021	2020	% Increase (decrease)

Service revenue	$43,966	$91,008	(52)	$92,046	$204,184	(55)
Reimbursable expenses	1,936	3,840	(50)	3,949	11,685	(66)
Non-controlling interests	139	494	(72)	511	917	(44)
Total revenue	46,041	95,342	(52)	96,506	216,786	(55)
Cost of revenue	44,037	82,628	(47)	94,195	177,209	(47)
Gross profit	2,004	12,714	(84)	2,311	39,577	(94)
Operating expenses:
Selling, general and administrative expenses	16,556	24,701	(33)	35,442	52,794	(33)
Restructuring charges	—	5,769	(100)	—	8,694	(100)
Loss from operations	(14,552)	(17,756)	(18)	(33,131)	(21,911)	51
Other income (expense), net
Interest expense	(3,475)	(4,446)	(22)	(6,917)	(9,162)	(25)
Unrealized loss on investment in equity securities	—	(11,224)	(100)	—	(12,571)	(100)
Other income (expense), net	(43)	(321)	(87)	906	773	17
Total other income (expense), net	(3,518)	(15,991)	(78)	(6,011)	(20,960)	(71)

Loss before income taxes and non-controlling interests	(18,070)	(33,747)	(46)	(39,142)	(42,871)	(9)
Income tax provision	(584)	(1,117)	(48)	(1,427)	(3,538)	(60)

Net loss	(18,654)	(34,864)	(46)	(40,569)	(46,409)	(13)
Net loss (income) attributable to non-controlling interests	179	(197)	191	92	(302)	130

Net loss attributable to Altisource	$(18,475)	$(35,061)	(47)	$(40,477)	$(46,711)	(13)

Margins:
Gross profit/service revenue	5%	14%		3%	19%
Loss from operations/service revenue	(33)%	(20)%		(36)%	(11)%

Loss per share:
Basic	$(1.17)	$(2.25)	(48)	$(2.57)	$(3.00)	(14)
Diluted	$(1.17)	$(2.25)	(48)	$(2.57)	$(3.00)	(14)

Weighted average shares outstanding:
Basic	15,830	15,601	1	15,774	15,549	1
Diluted	15,830	15,601	1	15,774	15,549	1

Revenue
Revenue by line of business consists of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2021	2020	% Increase (decrease)	2021	2020	% Increase (decrease)

Service revenue:
Field Services	$11,373	$47,567	(76)	$24,695	$102,480	(76)
Marketplace	10,761	17,161	(37)	20,533	43,328	(53)
Mortgage and Real Estate Solutions	20,721	25,468	(19)	44,981	55,744	(19)
Earlier Stage Business	965	578	67	1,522	1,139	34
Other	146	234	(38)	315	1,493	(79)
Total service revenue	43,966	91,008	(52)	92,046	204,184	(55)

Reimbursable expenses:
Field Services	607	848	(28)	942	3,168	(70)
Marketplace	679	1,837	(63)	1,670	6,067	(72)
Mortgage and Real Estate Solutions	650	1,155	(44)	1,337	2,450	(45)
Total reimbursable expenses	1,936	3,840	(50)	3,949	11,685	(66)

Non-controlling interests:
Mortgage and Real Estate Solutions	139	494	(72)	511	917	(44)

Total revenue	$46,041	$95,342	(52)	$96,506	$216,786	(55)
We recognized service revenue of $92.0 million for the six months ended June 30, 2021, a 55% decrease compared to the six months ended June 30, 2020 ($44.0 million for the second quarter of 2021, a 52% decrease compared to the second quarter of 2020), primarily from COVID-19 pandemic related foreclosure and eviction moratoriums and borrower forbearance plans, and an MSR investor’s 2020 instructions to Ocwen to transition field services, title and valuation referrals historically provided to Altisource to the MSR investor’s captive vendors. The decreases for the three and six months ended June 30, 2021 were partially offset by an increase in revenue from our origination business of 16% and 39%, respectively, from higher origination related volumes driven by a lower interest rate environment, customer wins and new offerings.
We recognized reimbursable expense revenue of $3.9 million for the six months ended June 30, 2021, a 66% decrease compared to the six months ended June 30, 2020 ($1.9 million for the second quarter of 2021, a 50% decrease compared to the second quarter of 2020). The decrease in reimbursable expenses for the six months ended June 30, 2021 was consistent with the decline in service revenue discussed above.
Certain of our revenues can be impacted by seasonality. More specifically, revenues from property sales, loan originations and certain property preservation services in Field Services typically tend to be at their lowest level during the fall and winter months and at their highest level during the spring and summer months. However, as a result of the pandemic and related measures, the seasonal impact to revenue may not follow historical patterns.
Cost of Revenue and Gross Profit
Cost of revenue principally includes payroll and employee benefits associated with personnel employed in customer service, operations and technology roles, fees paid to external providers related to the provision of services, reimbursable expenses, technology and telecommunications costs and depreciation and amortization of operating assets.

Cost of revenue consists of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2021	2020	% Increase (decrease)	2021	2020	% Increase (decrease)

Compensation and benefits	$18,449	$24,913	(26)	$40,484	$50,829	(20)
Outside fees and services	16,859	41,761	(60)	35,582	89,901	(60)
Technology and telecommunications	5,994	9,074	(34)	12,581	18,306	(31)
Reimbursable expenses	1,936	3,840	(50)	3,949	11,685	(66)
Depreciation and amortization	799	3,040	(74)	1,599	6,488	(75)

Cost of revenue	$44,037	$82,628	(47)	$94,195	$177,209	(47)
We recognized cost of revenue of $94.2 million for the six months ended June 30, 2021, a 47% decrease compared to the six months ended June 30, 2020 ($44.0 million for the second quarter of 2021, a 47% decrease compared to the second quarter of 2020). The decreases in outside fees and services were primarily driven by lower service revenue in Field Services and Marketplace businesses, discussed in the revenue section above. Compensation and benefits for the three and six months ended June 30, 2021 decreased primarily due to lower headcount in connection with cash cost savings measures taken in 2020 in response to the COVID-19 related decreases in service revenue and reduction in revenue from Ocwen discussed in the revenue section above. The Company also continued to reduce employee costs in the three and six months ended June 30, 2021 as a result of the extension of the expiration of foreclosure moratoriums and forbearance plans. The decreases in reimbursable expenses were consistent with the changes in reimbursable expense revenue discussed in the revenue section above.
Gross profit decreased to $2.3 million, representing 3% of service revenue, for the six months ended June 30, 2021 compared to $39.6 million, representing 19% of service revenue, for the six months ended June 30, 2020 (decreased to $2.0 million, representing 5% of service revenue, for the second quarter of 2021, compared to $12.7 million, representing 14% of service revenue, for the second quarter of 2020). Gross profit as a percentage of service revenue for the three and six months ended June 30, 2021 decreased compared to the three and six months ended June 30, 2020 primarily due to revenue mix with lower revenue from the higher margin Marketplace businesses and lower gross profit margin in the Field Services business. These decreases were partially offset by our COVID-19 cash cost savings measures.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses include payroll for personnel employed in executive, sales and marketing, finance, technology, law, compliance, human resources, vendor management, facilities and risk management roles. This category also includes professional services fees, occupancy costs, marketing costs, depreciation and amortization of non-operating assets and other expenses.
SG&A expenses consist of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2021	2020	% Increase (decrease)	2021	2020	% Increase (decrease)

Compensation and benefits	$6,296	$9,307	(32)	$14,148	$21,319	(34)
Occupancy related costs	2,290	5,668	(60)	5,470	11,089	(51)
Amortization of intangible assets	2,911	2,840	3	5,510	7,049	(22)
Professional services	2,360	3,841	(39)	5,578	6,476	(14)
Marketing costs	699	951	(26)	1,173	2,388	(51)
Depreciation and amortization	352	544	(35)	736	1,213	(39)
Other	1,648	1,550	6	2,827	3,260	(13)

Selling, general and administrative expenses	$16,556	$24,701	(33)	$35,442	$52,794	(33)
SG&A expenses for the six months ended June 30, 2021 of $35.4 million decreased by 33% compared to the six months ended June 30, 2020 ($16.6 million for the second quarter of 2021, a 33% decrease compared to the second quarter of 2020). The decreases were primarily driven by lower compensation and benefits, occupancy related costs and marketing costs. Compensation and benefits for the three and six months ended June 30, 2021 decreased primarily due to lower headcount in connection with cash cost savings measures taken in 2020 in response to the COVID-19 related decreases in service revenue and reduction in revenue from Ocwen discussed in the revenue section above. The Company also continued to reduce compensation and benefits costs in the three and six months ended June 30, 2021 as a result of the extension of the expiration of foreclosure moratoriums and forbearance plans. The decreases in occupancy related costs primarily resulted from facility consolidation initiatives. The decreases in marketing costs were primarily driven by COVID-19 cost savings measures and the decline in revenue. For the six months ended June 30, 2021, the decrease in amortization of intangible assets was driven by the completion of the amortization period of certain intangible assets during 2020 and lower revenue generated from the Homeward Residential, Inc. and Residential Capital, LLC portfolios (revenue-based amortization) consistent with the reduction in the size of Ocwen’s portfolio, discussed in the revenue section above. In addition, Other expenses decreased for the six months ended June 30, 2021 primarily due to lower travel and entertainment costs driven by COVID-19 travel restrictions, lower billings to Transworld Systems Inc. for transition services in connection with the July 1, 2019 sale of the Financial Services Business and lower bad debt expense.
Other Operating Expenses
In August 2018, Altisource initiated Project Catalyst, a project intended to optimize its operations and reduce costs to better align its cost structure with its anticipated revenues and improve its operating margins (finalized in 2020). During the three and six months ended June 30, 2020, Altisource incurred $5.8 million and $8.7 million, respectively, of severance costs, professional services fees, facility consolidation costs, technology costs and business wind down costs related to the reorganization plan (no comparative amount for the three and six months ended June 30, 2021).
Loss from Operations
Loss from operations for the six months ended June 30, 2021 was $(33.1) million, representing (36)% of service revenue, compared to $(21.9) million, representing (11)% of service revenue, for the six months ended June 30, 2020 (decreased to $(14.6) million, representing (33)% of service revenue, for the second quarter of 2021, compared to $(17.8) million, representing (20)% of service revenue, for the second quarter of 2020). Loss from operations as a percentage of service revenue increased for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, primarily as a result of lower gross profit margins during the six months ended June 30, 2020, partially offset by lower SG&A expenses and restructuring charges, as discussed above.
Because Ocwen is our largest customer, 2021 declines in service revenue from Ocwen and the changes in mix of revenue from Ocwen have had a negative impact on our loss from operations.
Other Income (Expense), net
Other income (expense), net principally includes interest expense, unrealized loss on our investment in RESI common shares and other non-operating gains and losses.
Other income (expense), net was $(6.0) million for the six months ended June 30, 2021 compared to $(21.0) million for the six months ended June 30, 2020 ($(3.5) million for the second quarter of 2021 and $(16.0) million for the second quarter of 2020). The decrease in other expense for the three and six months ended June 30, 2021 was primarily driven by a $(11.2) million and $(12.6) million unrealized loss on our investment in RESI common shares for the three and six months ended June 30, 2020, respectively (no comparative amount for the three and six months ended June 30, 2021). In addition, other expense also decreased due to lower interest expense during the three and six months ended June 30, 2021. Interest expense decreased primarily due to the lower average outstanding balances of the senior secured term loan as a result of repayments during 2020 and lower interest rates. For the six months ended June 30, 2021, the interest rate of the senior secured term loan was 5.00% compared to 5.70% for the six months ended June 30, 2020 (5.00% for the second quarter of 2021 compared to 5.45% for the second quarter of 2020).
Income Tax Provision
We recognized an income tax provision of $1.4 million and $3.5 million for the six months ended June 30, 2021 and 2020, respectively ($0.6 million and $1.1 million for the second quarter of 2021 and 2020, respectively). The income tax provision for the three and six months ended June 30, 2021 was driven by income tax on transfer pricing income from India, no tax benefit on the pretax loss from our Luxembourg operating company and Pointillist, uncertain tax positions and tax on unrepatriated earnings in India.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary source of liquidity has historically been cash flow from operations, cash proceeds from sales of businesses and cash on hand. However, due to the COVID-19 pandemic and an MSR investor’s instructions to Ocwen to transition field services, valuation and title services to the investor’s captive service providers, revenue has declined significantly. The lower revenue, partially offset by cost savings initiatives, resulted in a negative operating cash flow from operations for six months ended June 30, 2021. To address our current operating environment, we plan to continue our cost reduction initiatives to reduce cash burn. To increase our liquidity to provide a greater cushion, we entered into a Credit Facility during the second quarter of 2021. We also anticipate that we will continue to grow our origination businesses and that referral volumes from delinquent mortgages will increase following the expiration of the pandemic related foreclosure moratoriums, the CFPB's temporary loss mitigation measures and other pandemic related borrower relief measures. We seek to deploy cash generated in a disciplined manner. Principally, we intend to use cash to develop and grow complementary services and businesses that we believe will generate attractive margins in line with our core capabilities and strategy. We use cash for repayments of our long-term debt and capital investments. In addition, from time to time, we consider and evaluate business acquisitions, dispositions, closures or other similar actions that are aligned with our strategy.
Credit Agreement
In April 3, 2018, Altisource entered into the Credit Agreement pursuant to which Altisource borrowed $412.0 million in the form of Term B Loans and obtained a $15.0 million revolving credit facility. The Term B Loans mature in April 2024 and the revolving credit facility matures in April 2023. As of June 30, 2021, $247.2 million of the Term B Loans were outstanding. Borrowings under the revolving credit facility are not permitted if our leverage ratio exceeds to 3.50 to 1.00. Our leverage ratio exceeded 3.50 to 1.00 for the twelve months ended June 30, 2021. There were no borrowings outstanding under the revolving credit facility as of June 30, 2021.
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
In addition to the scheduled principal payments, subject to certain exceptions, the Term B Loans are subject to mandatory prepayment upon issuances of debt, certain casualty and condemnation events and sales of assets, as well as from a percentage of Consolidated Excess Cash Flow if our leverage ratio as of each year-end computation date is greater than 3.00 to 1.00, as calculated in accordance with the provisions of the Credit Agreement (the percentage increases if our leverage ratio exceeds 3.50 to 1.00). Our leverage ratio exceeded 3.50 to 1.00 for the twelve months ended June 30, 2021. The Company did not generate any Consolidated Excess Cash Flow during the six months ended June 30, 2021.
The interest rate on the Term B Loans as of June 30, 2021 was 5.00%.
Altisource may incur incremental indebtedness under the Credit Agreement from one or more incremental lenders, which may include existing lenders, in an aggregate incremental principal amount not to exceed $125.0 million, subject to certain conditions set forth in the Credit Agreement, including a sublimit of $80.0 million with respect to incremental revolving credit commitments and, after giving effect to the incremental borrowing, the Company’s leverage ratio does not exceed 3.00 to 1.00. Our leverage ratio exceeded 3.00 to 1.00 for the twelve months ended June 30, 2021. The lenders have no obligation to provide any incremental indebtedness.
The Credit Agreement includes covenants that restrict or limit, among other things, our ability, subject to certain exceptions and baskets, to incur additional debt, pay dividends and repurchase shares of our common stock. In the event we require additional liquidity, our ability to obtain it may be limited by the Credit Agreement.
Credit Facility
On June 22, 2021 Altisource S.à r.l, a subsidiary of Altisource Portfolio Solutions S.A., entered into a revolving credit facility with a related party, STS. STS is an investment fund managed by Deer Park Road Management Company, LP. Deer Park Road Management Company, LP owns approximately 24% of Altisource’s common stock as of June 30, 2021 and its Chief Investment Officer and managing partner is a member of Altisource’s Board of Directors. Under the terms of the Credit Facility, STS will make loans to Altisource from time to time, in amounts requested by Altisource and Altisource may voluntarily prepay all or any portion of the outstanding loans at any time. The Credit Facility provides Altisource the ability to borrow a maximum amount of $20 million through June 22, 2022, $15 million through June 22, 2023, and $10 million until the end of the term. Amounts that are repaid may be re-borrowed in accordance with the limitations set forth below.
Outstanding amounts borrowed pursuant to the Credit Facility will amortize over the three-year term as follows: on June 22, 2022, the difference between the then outstanding balance above $15 million and $15 million, will be due and payable by Altisource; on June 22, 2023, the difference between the then outstanding balance above $10 million and $10 million, will be due and payable by Altisource; and on June 22, 2024, the then outstanding balance of the loan will be due and payable by Altisource.
Borrowings under the Credit Facility bear interest of 9.00% per annum and are payable quarterly on the last business day of each March, June, September and December, commencing on September 30, 2021. In connection with the Credit Facility, Altisource is required to pay customary fees, including an upfront fee equal to $0.5 million at the initial extension of credit pursuant to the facility, an unused line fee of 0.5% and, an early termination fee in the event of a refinancing transaction.
Altisource’s obligations under the Credit Facility are secured by a lien on all equity in Altisource’s subsidiary incorporated in India, Altisource Business Solutions Private Limited, pursuant to a pledge agreement entered into by Altisource Asia Holdings Ltd I, a wholly owned subsidiary Altisource.
The Credit Facility contains additional representations, warranties, covenants, terms and conditions customary for transactions of this type, that restrict or limit, among other things, our ability to use the proceeds of credit only for general corporate purposes.
The Credit Facility contains certain events of default including (i) failure to pay principal when due or interest or any other amount owing on any other obligation under the Credit Facility within three business days of becoming due, (ii) failure to perform or observe any material provisions of the Credit Documents to be performed or complied with, (iii) material incorrectness of representations and warranties when made, (iv) default on any other debt that equals or exceeds $40.0 million that causes, or gives the holder or holders of such debt the ability to cause, an acceleration of such debt, (v) entry by a court of one or more judgments against us in an amount in excess of $40.0 million that remain unbonded, undischarged or unstayed for a certain number of days after the entry thereof, (vi) occurrence of a Change of Control, (vii) bankruptcy and insolvency events. If any event of default occurs and is not cured within applicable grace periods set forth in the Credit Facility or waived, all loans and other obligations could become due and immediately payable and the facility could be terminated.
As of June 30, 2021, there were no borrowing outstanding under the Credit Facility. On July 6, 2021, the Company borrowed $6 million under the Credit Facility.
Cash Flows
The following table presents our cash flows for the six months ended June 30:

(in thousands)	2021	2020	% Increase (decrease)

Net loss adjusted for non-cash items	$(24,714)	$(6,665)	(271)
Changes in operating assets and liabilities	1,939	(4,551)	(143)
Net cash used in operating activities	(22,775)	(11,216)	(103)
Net cash provided by (used in) investing activities	2,307	(1,466)	257
Net cash used in financing activities	(1,478)	(1,908)	(23)
Net decrease in cash, cash equivalents and restricted cash	(21,946)	(14,590)	50
Cash, cash equivalents and restricted cash at the beginning of the period	62,096	86,583	(28)

Cash, cash equivalents and restricted cash at the end of the period	$40,150	$71,993	(44)

Cash Flows from Operating Activities
Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net loss. For the six months ended June 30, 2021, cash flows used in operating activities were $(22.8) million, or approximately $(0.25) for every dollar of service revenue ($(0.14) for every dollar of service revenue for the second quarter of 2021), compared to cash flows used in operating activities of $(11.2) million, or approximately $(0.05) for every dollar of service revenue for the six months ended June 30, 2020 ($(0.11) for every dollar of service revenue for the second quarter of 2020). During the six months ended June 30, 2021, the increase in cash used in operating activities was driven by an $18.0 million increase in net loss, adjusted for non-cash items, partially offset by lower cash used for changes in operating assets and liabilities of $6.5 million. The increase in net loss, adjusted for non-cash items, was primarily due to lower gross profit during the six months ended June 30, 2021 from lower service revenue driven by the COVID-19 pandemic and the loss of certain services relating to one of Ocwen’s subservicing customers, partially offset by decreases in expenses as a result of COVID-19 cash cost savings measures, the Project Catalyst cost reduction initiatives and lower SG&A expenses. The decrease in cash used for changes in operating assets and liabilities was primarily driven by lower cash payments for annual incentive compensation bonuses in the first quarter of 2021 by $7.2 million partially offset by a decrease in accounts receivable of $4.0 million for the six months ended June 30, 2021 compared to a decrease in accounts receivable of $7.2 million during the six months ended June 30, 2020, largely driven by the timing of collections. Operating cash flows can be negatively impacted because of the nature of some of our services and the mix of services provided. Certain services are performed immediately following or shortly after the referral, but the collection of the receivable does not occur until a specific event occurs (e.g., the foreclosure is complete, the REO asset is sold, etc.). Furthermore, lower margin services generate lower income and cash flows from operations. Consequently, our cash flows from operations may be negatively impacted when comparing one period to another.
Cash Flows from Investing Activities
Cash flows from investing activities for the six months ended June 30, 2021 and 2020 consisted of additions to premises and equipment and proceeds from the sale of a business. Cash flows provided by (used in) investing activities were $2.3 million and $(1.5) million for the six months ended June 30, 2021 and 2020, respectively. The change in cash provided by investing activities was primarily driven by $3.0 million in proceeds received in connection with the second installment from the August 2018 sale of the rental property management business to RESI. In addition, we used $(0.7) million and $(1.5) million for the six months ended June 30, 2021 and 2020, for additions to premises and equipment primarily related to investments in the development of certain software applications and facility improvements.
Cash Flows from Financing Activities
Cash flows from financing activities for the six months ended June 30, 2021 and 2020 primarily included payments of tax withholdings on issuance of restricted share units and restricted shares, distributions to non-controlling interests and proceeds from convertible notes payable to related parties. Cash flows used in financing activities were $(1.5) million and $(1.9) million for the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021 and 2020, we made payments of $(0.9) million and $(1.4) million, respectively, to satisfy employee tax withholding obligations on the issuance of restricted share units and restricted shares. These payments were made to tax authorities, at the employees’ direction, to satisfy the employees’ tax obligations rather than issuing a portion of vested restricted share units and restricted shares to employees. In addition, during the six months ended June 30, 2021 and 2020, we distributed $(1.8) million and $(0.5) million, respectively, to non-controlling interests. During the six months ended June 30, 2021, we also received proceeds from the Pointillist convertible notes payable to related parties of $1.2 million (no comparable amount for the six months ended June 30, 2020).
Liquidity Requirements after June 30, 2021
Our significant future liquidity obligations primarily pertain to long-term debt repayments and interest expense under the Credit Agreement and Credit Facility (see Liquidity section above), lease payments and distributions to Lenders One members. During the next 12 months, we expect to pay $12.4 million of interest expense (assuming no further principal repayments and the June 30, 2021 interest rate) under the Credit Agreement, $0.8 million of interest expense under the Credit Facility and make lease payments of $6.9 million.
We believe that our existing cash and cash equivalents balances and available borrowings under the Credit Facility, net of our anticipated cash flows used in operations, will be sufficient to meet our liquidity needs, including to fund operating expenses, required interest and lease payments, for the next 12 months.

Contractual Obligations, Commitments and Contingencies
For the six months ended June 30, 2021, there were no significant changes to our contractual obligations from those identified in our Form 10-K for the fiscal year ended December 31, 2020 and this Form 10-Q, other than those that occur in the normal course of business. See Note 23 to the condensed consolidated financial statements.
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
Our critical accounting policies are described in the MD&A section of our Form 10-K for the year ended December 31, 2020 filed with the SEC on March 11, 2021. There have been no material changes to our critical accounting policies during the six months ended June 30, 2021.
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
Interest Rate Risk
As of June 30, 2021, the interest rate charged on the Term B Loan was 5.00%. The interest rate is calculated based on the Adjusted Eurodollar Rate (as defined in the senior secured term loan agreement) with a minimum floor of 1.00% plus 4.00%.
Based on the principal amount outstanding and the Adjusted Eurodollar Rate as of June 30, 2021, a one percentage point increase in the Eurodollar rate would increase our annual interest expense by approximately $2.5 million. There would be no decrease in our annual interest expense if there was a one percentage point decrease in the Eurodollar Rate, as a result of the 1.00% minimum floor.
Currency Exchange Risk
We are exposed to currency risk from potential changes in currency values of our non-United States dollar denominated expenses, assets, liabilities and cash flows. Our most significant currency exposure relates to the Indian rupee. Based on expenses incurred in Indian rupees for the first quarter of 2021, a one percentage point increase or decrease in value of the Indian rupee in relation to the United States dollar would increase or decrease our annual expenses by approximately $0.3 million.
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
As of June 30, 2021, an evaluation was conducted under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of June 30, 2021.
b)    Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Form 10-K for the year ended December 31, 2020 filed with the SEC on March 11, 2021, except as provided below.
Risks Related to Our Business and Operations
Our level of debt and provisions in our Credit Facility could limit our ability to react to changes in the economy or our industry. Our failure to comply with the covenants or terms contained in our Credit Facility, could result in an event of default.
We are subject to a credit agreement dated as of June 22, 2021 providing us with a revolving credit facility in an initial amount of $20 million. Our Credit Facility agreements require us to repay amounts in excess of specified thresholds as of certain dates as follows: repay outstanding amounts in excess of $15 million as of June 23, 2022; repay outstanding amounts in excess of $10 million as of June 23, 2023; and repay all outstanding amounts as of June 22, 2024. In addition, the Credit Facility agreements obligate us to comply with certain covenants or terms, the failure of which could give risk to an event of default.
If our cash from operations declines, there can be no assurance that our cash balances and other assets readily available for sale would be sufficient to fully repay borrowings as the same become due or that we will be able to refinance the remaining portion of the debt prior to the due date. If we were to default on our debt, our lenders could take action adverse to our interests under the terms of the Credit Facility agreements, including the lender seeking to take possession of the applicable collateral. Under such circumstances, if we are not able to agree upon a resolution with our lender, we might seek applicable legal protections including under bankruptcy law, which in turn could provide certain of our clients the ability to terminate our agreements. If we refinance the loan under less favorable terms, we may be more constrained in our ability to finance and operate our business. Furthermore, an event of default of the Credit Facility agreements could permit the lender to terminate its obligations to extend credit and to cause all outstanding amounts to become immediately due and payable, as well as permitting lender to avail itself to certain other remedies set forth in such agreements. Our assets or cash flows may not be sufficient to fully repay borrowings under the Credit Facility agreements if accelerated upon an event of default and we may not be able to refinance or restructure the payments on such debt.
An event of default under the Credit Facility could result in a going concern uncertainty, which in turn could result in a default to our Senior Secured Term Loan agreements.
Our Credit Facility required the pledge of a substantial portion of our available collateral and impacts our ability to incur additional debt under the terms of our senior secured term loan agreements which could make it difficult to obtain additional debt financing.
Our Senior Secured Term Loan agreements place certain limitations on incurring additional debt and on assets that may function as collateral on other debt. Amounts borrowed pursuant to the Credit Facility reduce the additional borrowing (outside of the revolver) permitted, without lender approval, under our Senior Secured Term Loan agreements. To the extent we exhaust permitted additional borrowing under the Senior Secured Term Loan agreements, we may be unable to secured future debt or secure such debt on favorable terms. In addition, the Credit Facility is secured by a lien on all equity in Altisource Business Solutions Private Limited (“ABSPL”), our main India subsidiary. The ABSPL equity was the remaining significant Altisource asset that was not subject to a security interest under the Senior Secured Term Loan agreements. Pledging the equity in ABSPL as collateral for the Credit Facility could leave us unable secure additional debt at reasonable rates if we are unable to provide collateral sufficient to satisfy potential lenders.
Our Senior Secured Term Loan agreements limit the additional borrowing permitted by the Company, amounts outstanding under the Credit Facility would apply to this capacity, impacting our ability to obtain additional debt financing.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases of shares of common stock during the three months ended June 30, 2021. On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock in the open market, subject to certain parameters, for a period of five years from the date of approval. As of June 30, 2021, the maximum number of shares that may be purchased under the repurchase program is 2.4 million shares of the Company’s common stock. In addition to the share repurchase program, during the three months ended June 30, 2021, 12,652 common shares were withheld from employees to satisfy tax withholding obligations that arose from the vesting of restricted shares.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1	Credit Agreement, dated June 22, 2021 among Altisource S.à r.l. and STS Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 23, 2021)

31.1 *	Section 302 Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2 *	Section 302 Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1 *	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2021 is formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2021 and 2020; (iii) Condensed Consolidated Statements of Equity for the six months ended June 30, 2021 and 2020; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020; and (v) Notes to Condensed Consolidated Financial Statements.

104 *	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

______________________________________
*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
(Registrant)

Date:	July 29, 2021	By:	/s/ Michelle D. Esterman
Michelle D. Esterman
Chief Financial Officer
(On behalf of the Registrant and as its Principal Financial Officer and Principal Accounting Officer)