Form 10-Q
period 2021-09-30
Altisource Portfolio Solutions S.A.
filed 2021-11-04
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 1-34354

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
(Exact name of registrant as specified in its Charter)

Luxembourg	98-0554932
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
42, avenue Monterey
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

Large accelerated filer	☐	Accelerated filer ☑
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of October 29, 2021, there were 15,904,323 outstanding shares of the registrant’s common stock (excluding 9,508,425 shares held as treasury stock).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$36,492	$58,263
Accounts receivable, net	19,299	22,413
Prepaid expenses and other current assets	18,881	19,479
Total current assets	74,672	100,155

Premises and equipment, net	9,376	11,894
Right-of-use assets under operating leases	13,184	18,213
Goodwill	73,849	73,849
Intangible assets, net	38,143	46,326
Deferred tax assets, net	5,279	5,398
Other assets	6,427	9,850

Total assets	$220,930	$265,685

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$53,994	$56,779
Current portion of long-term debt	5,000	—
Deferred revenue	7,124	5,461
Other current liabilities	6,462	9,305
Total current liabilities	72,580	71,545

Long-term debt, less current portion	258,247	242,656
Deferred tax liabilities, net	9,264	8,801
Convertible debt payable to related parties (Note 1)	1,337	—
Other non-current liabilities	21,185	25,239

Commitments, contingencies and regulatory matters (Note 23)

Equity (deficit):
Common stock ($1.00 par value; 100,000 shares authorized, 25,413 issued and 15,899 outstanding as of September 30, 2021; 15,664 outstanding as of December 31, 2020)	25,413	25,413
Additional paid-in capital	143,983	141,473
Retained earnings	116,881	190,383
Treasury stock, at cost (9,514 shares as of September 30, 2021 and 9,749 shares as of December 31, 2020)	(427,214)	(441,034)
Altisource deficit	(140,937)	(83,765)

Non-controlling interests	(746)	1,209
Total deficit	(141,683)	(82,556)

Total liabilities and deficit	$220,930	$265,685

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Revenue	$43,243	$88,795	$139,749	$305,581
Cost of revenue	40,667	72,570	134,862	249,779

Gross profit	2,576	16,225	4,887	55,802
Operating expenses:
Selling, general and administrative expenses	16,604	20,812	52,046	73,606
Restructuring charges	—	2,227	—	10,921

Loss from operations	(14,028)	(6,814)	(47,159)	(28,725)
Other income (expense), net
Interest expense	(3,755)	(4,103)	(10,672)	(13,265)
Unrealized gain (loss) on investment in equity securities	—	138	—	(12,433)
Other (expense) income, net	(115)	(361)	791	412
Total other income (expense), net	(3,870)	(4,326)	(9,881)	(25,286)

Loss before income taxes and non-controlling interests	(17,898)	(11,140)	(57,040)	(54,011)
Income tax provision	(430)	(1,757)	(1,857)	(5,295)

Net loss	(18,328)	(12,897)	(58,897)	(59,306)
Net loss (income) attributable to non-controlling interests	59	(340)	151	(642)

Net loss attributable to Altisource	$(18,269)	$(13,237)	$(58,746)	$(59,948)

Loss per share:
Basic	$(1.15)	$(0.85)	$(3.71)	$(3.85)
Diluted	$(1.15)	$(0.85)	$(3.71)	$(3.85)

Weighted average shares outstanding:
Basic	15,831	15,637	15,816	15,578
Diluted	15,831	15,637	15,816	15,578

Comprehensive loss:

Comprehensive loss, net of tax	$(18,328)	$(12,897)	$(58,897)	$(59,306)
Comprehensive loss (income) attributable to non-controlling interests	59	(340)	151	(642)

Comprehensive loss attributable to Altisource	$(18,269)	$(13,237)	$(58,746)	$(59,948)

See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Altisource Equity (Deficit)
	Common stock		Additional paid-in capital	Retained earnings	Treasury stock, at cost	Non-controlling interests	Total
	Shares

Balance, December 31, 2019	25,413	$25,413	$133,669	$272,026	$(453,934)	$1,469	$(21,357)

Net loss	—	—	—	(11,650)	—	105	(11,545)
Distributions to non-controlling interest holders	—	—	—	—	—	(311)	(311)
Share-based compensation expense	—	—	2,894	—	—	—	2,894
Issuance of restricted share units and restricted shares	—	—	—	(4,796)	4,796	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(3,114)	1,909	—	(1,205)

Balance, March 31, 2020	25,413	$25,413	$136,563	$252,466	$(447,229)	$1,263	$(31,524)

Net loss	—	—	—	(35,061)	—	197	(34,864)
Distributions to non-controlling interest holders	—	—	—	—	—	(180)	(180)
Share-based compensation expense	—	—	1,930	—	—	—	1,930
Issuance of restricted share units and restricted shares	—	—	—	(3,177)	3,177	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(1,205)	993	—	(212)

Balance, June 30, 2020	25,413	$25,413	$138,493	$213,023	$(443,059)	$1,280	$(64,850)

Net loss	—	—	—	(13,237)	—	340	(12,897)
Distributions to non-controlling interest holders	—	—	—	—	—	(485)	(485)
Share-based compensation expense	—	—	1,732	—	—	—	1,732
Issuance of restricted share units and restricted shares	—	—	—	(747)	747	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(283)	205	—	(78)

Balance, September 30, 2020	25,413	$25,413	$140,225	$198,756	$(442,107)	$1,135	$(76,578)

See accompanying notes to condensed consolidated financial statements.

	Altisource Equity (Deficit)
	Common stock		Additional paid-in capital	Retained earnings	Treasury stock, at cost	Non-controlling interests	Total
	Shares
Balance, December 31, 2020	25,413	$25,413	$141,473	$190,383	$(441,034)	$1,209	$(82,556)

Net loss	—	—	—	(22,002)	—	87	(21,915)
Distributions to non-controlling interest holders	—	—	—	—	—	(1,395)	(1,395)
Share-based compensation expense	—	—	1,438	—	—	—	1,438
Issuance of restricted share units and restricted shares	—	—	—	(5,905)	5,905	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(3,586)	2,756	—	(830)

Balance, March 31, 2021	25,413	$25,413	$142,911	$158,890	$(432,373)	$(99)	$(105,258)

Net loss	—	—	—	(18,475)	—	(179)	(18,654)
Distributions to non-controlling interest holders	—	—	—	—	—	(356)	(356)
Share-based compensation expense	—	—	641	—	—	—	641
Issuance of restricted share units and restricted shares	—	—	—	(4,574)	4,574	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(571)	474	—	(97)

Balance, June 30, 2021	25,413	$25,413	$143,552	$135,270	$(427,325)	$(634)	$(123,724)

Net loss	—	—	—	(18,269)	—	(59)	(18,328)
Distributions to non-controlling interest holders	—	—	—	—	—	(53)	(53)
Share-based compensation expense	—	—	431	—	—	—	431
Issuance of restricted share units and restricted shares	—	—	—	(84)	84	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(36)	27	—	(9)

Balance, September 30, 2021	25,413	$25,413	$143,983	$116,881	$(427,214)	$(746)	$(141,683)
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(58,897)	$(59,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,479	11,521
Amortization of right-of-use assets under operating leases	6,340	8,107
Amortization of intangible assets	8,183	11,344
Unrealized loss on investment in equity securities	—	12,433
Share-based compensation expense	2,510	6,556
Bad debt expense	1,268	1,423
Amortization of debt discount	499	500
Amortization of debt issuance costs	623	548
Deferred income taxes	8	274
Loss on disposal of fixed assets	117	459
Other non-cash items	137	—
Changes in operating assets and liabilities:
Accounts receivable	1,846	10,136
Prepaid expenses and other current assets	598	621
Other assets	1,439	853
Accounts payable and accrued expenses	(2,738)	(10,676)
Current and non-current operating lease liabilities	(6,958)	(8,518)
Other current and non-current liabilities	413	(352)
Net cash used in operating activities	(41,133)	(14,077)

Cash flows from investing activities:
Additions to premises and equipment	(1,125)	(2,502)
Proceeds from the sale of business	3,000	3,307
Net cash provided by investing activities	1,875	805

Cash flows from financing activities:
Proceeds from revolving credit facility	20,000	—
Debt issuance costs	(531)	—
Proceeds from convertible debt payable to related parties (Note 1)	1,200	—
Distributions to non-controlling interests	(1,804)	(976)
Payments of tax withholding on issuance of restricted share units and restricted shares	(936)	(1,495)
Net cash provided by (used in) financing activities	17,929	(2,471)

Net decrease in cash, cash equivalents and restricted cash	(21,329)	(15,743)
Cash, cash equivalents and restricted cash at the beginning of the period	62,096	86,583

Cash, cash equivalents and restricted cash at the end of the period	$40,767	$70,840

Supplemental cash flow information:
Interest paid	$9,373	$12,218
Income taxes paid, net	2,736	742
Acquisition of right-of-use assets with operating lease liabilities	6,976	1,051
Reduction of right-of-use assets from operating lease modifications or reassessments	(5,665)	(1,715)

Non-cash investing and financing activities:
Net (decrease) increase in payables for purchases of premises and equipment	$(47)	$60
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
The management agreement between MPA and Lenders One, pursuant to which MPA is the management company, represents a variable interest in a variable interest entity. MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact the cooperative’s economic performance and the right to receive benefits from the cooperative. As a result, Lenders One is presented in the accompanying condensed consolidated financial statements on a consolidated basis and the interests of the members are reflected as non-controlling interests. As of September 30, 2021, Lenders One had total assets of $1.2 million and total liabilities of $0.8 million. As of December 31, 2020, Lenders One had total assets of $2.3 million and total liabilities of $0.1 million.
In 2019, Altisource created Pointillist, Inc. (“Pointillist”) and contributed the Pointillist® customer journey analytics business and $8.5 million to it. Pointillist is owned by Altisource and management of Pointillist. Management of Pointillist owns a non-controlling interest representing 12.1% of the outstanding equity of Pointillist. Additional equity shares of Pointillist are available for issuance to management and board members of Pointillist. On May 27, 2021, Pointillist issued $1.3 million in principal of convertible notes to related parties with a maturity date of January 1, 2023. The notes bear interest at a rate of 7% per annum. The principal and unpaid accrued interest then outstanding under the notes (1) automatically converts to Pointillist equity at the earlier of the time Pointillist receives proceeds of $5.0 million or more from the sale of its equity or January 1, 2023, or (2) are repaid in cash or converted into Pointillist common stock equity based on a $13.1 million Pointillist valuation (at the Lenders’ option) in the event of a corporate transaction or initial public offering of Pointillist. Altisource has no ongoing obligation to provide future funding to Pointillist. Pointillist is presented in the accompanying condensed consolidated financial statements on a consolidated basis and the portion of Pointillist owned by Pointillist management is reported as non-controlling interests.
On October 6, 2021, Altisource entered into a definitive Stock Purchase Agreement to sell all of our equity interest in Pointillist to Genesys Cloud Services, Inc. (“Genesys”). On a fully diluted basis, Altisource owns approximately 69% of the equity in Pointillist. See Note 24, Subsequent Event.
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
During the three and nine months ended September 30, 2021, Ocwen was our largest customer, accounting for 32% of our total revenue for the nine months ended September 30, 2021 (31% of our revenue for the third quarter of 2021). Ocwen purchases certain mortgage services from us under the terms of services agreements and amendments thereto (collectively, the “Ocwen

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Services Agreements”) with terms extending through August 2030. Certain of the Ocwen Services Agreements contain a “most favored nation” provision and also grant the parties the right to renegotiate pricing, among other things.
Revenue from Ocwen primarily consists of revenue earned from the loan portfolios serviced and subserviced by Ocwen when Ocwen engages us as the service provider, and revenue earned directly from Ocwen, pursuant to the Ocwen Services Agreements. For the nine months ended September 30, 2021 and 2020, we recognized revenue from Ocwen of $44.7 million and $174.1 million, respectively ($13.6 million and $42.5 million for the third quarter of 2021 and 2020, respectively). Revenue from Ocwen as a percentage of consolidated revenue was 32% and 57% for the nine months ended September 30, 2021 and 2020, respectively (31% and 48% for the third quarter of 2021 and 2020, respectively).
We earn additional revenue related to the portfolios serviced and subserviced by Ocwen when a party other than Ocwen or the MSR owner selects Altisource as the service provider. For the nine months ended September 30, 2021 and 2020, we recognized revenue of $7.4 million and $19.9 million, respectively ($1.9 million and $7.2 million for the third quarter of 2021 and 2020, respectively), related to the portfolios serviced by Ocwen when a party other than Ocwen or the MSRs owner selected Altisource as the service provider. These amounts are not included in deriving revenue from Ocwen and revenue from Ocwen as a percentage of revenue discussed above.
During the second quarter of 2020, Ocwen informed us that an MSR investor instructed Ocwen to use a field services provider other than Altisource on properties associated with certain MSRs. Based upon the impacted portfolios to date and the designated service provider, Altisource believes that Ocwen received these directions from New Residential Investment Corp. (individually, together with one or more of its subsidiaries or one or more of its subsidiaries individually, “NRZ”). We believe Ocwen commenced using another field services provider for these properties in July 2020 and continued to transition services during the third quarter of 2020. We believe that the transition to the replacement field service provider was largely completed as of September 30, 2020. We estimate that $0.4 million and $69.1 million of service revenue from Ocwen for the nine months ended September 30, 2021 and 2020, respectively ($0.1 million and $14.1 million for the third quarter of 2021 and 2020, respectively), was derived from Field Services referrals from the NRZ portfolios. Ocwen also communicated to Altisource in the fourth quarter of 2020 that the same investor instructed Ocwen to use a provider for default valuations and certain default title services other than Altisource on properties associated with such certain MSRs and commenced moving these referrals to other service providers in the fourth quarter of 2020. We anticipate that the transition of such default valuations and title services will continue during the course of 2021. We estimate that $2.5 million and $16.7 million of service revenue from Ocwen for the nine months ended September 30, 2021 and 2020, respectively ($0.6 million and $3.9 million for the third quarter of 2021 and 2020, respectively), was derived from default valuations and title services referrals from the NRZ portfolios. To address the reduction in revenue, Altisource undertook several measures to further reduce its cost structure, strengthen its operations and generate cash.
On May 5, 2021 we entered into an agreement with Ocwen (the “Agreement”) pursuant to which the terms of certain services agreements between us and Ocwen were extended from August 2025 through August 2030 and the scope of solutions we provide to Ocwen was expanded to include, among other things, the opportunity for the Company to provide first and second chance foreclosure auctions on Federal Housing Administration (“FHA”) loans and field services on Ocwen’s FHA, Veterans Affairs and United States Department of Agriculture loans (collectively, “Government Loans”), and title services on FHA and Veterans Affairs loans, subject to a process to confirm Altisource’s ability to meet reasonable performance requirements, which process is continuing. The Agreement established a framework for us to expand the foreclosure trustee solutions we provide to Ocwen in additional states, and, as mutually agreed upon by the parties, to deliver reverse mortgage related solutions to Ocwen, subject to negotiation of appropriate statements of work or other agreements, a process to confirm Altisource’s ability to meet reasonable performance requirements, and technical integrations, as may be applicable. The Agreement further resolved the contractual dispute between the parties related to Ocwen’s transfer to NRZ the rights to designate service providers other than Altisource, including mutual releases with respect to such dispute. The Agreement also addressed Ocwen’s rights in the event of certain change of control or sale of a business transactions by us on or after September 1, 2028. Since the date of the Agreement, Ocwen has transitioned over 2,100 of its FHA first chance auction inventory to us and increased our percentage of field services referrals on its Government Loans.
As of September 30, 2021, accounts receivable from Ocwen totaled $4.5 million, $4.2 million of which was billed and $0.3 million of which was unbilled. As of December 31, 2020, accounts receivable from Ocwen totaled $5.9 million, $5.1 million of which was billed and $0.8 million of which was unbilled.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NRZ
NRZ is a real estate investment trust that invests in and manages investments primarily related to residential real estate, including MSRs and excess MSRs.
Ocwen has disclosed that NRZ is its largest client. As of June 30, 2021, approximately 26% of loans serviced and subserviced by Ocwen (measured in unpaid principal balance (“UPB”)) were related to NRZ MSRs or rights to MSRs. In July 2017 and January 2018, Ocwen and NRZ entered into a series of agreements pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer from Ocwen to NRZ of Ocwen’s legal title to certain of its MSRs (the “Subject MSRs”) and under which Ocwen will subservice mortgage loans underlying the MSRs for an initial term of five years, subject to early termination rights.
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
For the nine months ended September 30, 2021 and 2020, we recognized revenue from NRZ of $2.4 million and $7.1 million, respectively ($0.7 million and $2.5 million for the third quarter of 2021 and 2020, respectively), under the Brokerage Agreement. For the nine months ended September 30, 2021 and 2020, we recognized additional revenue of $10.9 million and $29.3 million, respectively ($3.4 million and $10.2 million for the third quarter of 2021 and 2020, respectively), relating to the Subject MSRs when a party other than NRZ selects Altisource as the service provider.
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
Rental Property Management Business
In August 2018, Altisource entered into an amendment to its agreements with Front Yard Residential Corporation (“RESI”) to sell Altisource’s rental property management business to RESI and permit RESI to internalize certain services that had been provided by Altisource. The proceeds from the transaction totaled $18.0 million, payable in two installments. The first installment of $15.0 million was received on the closing date of August 8, 2018. The second installment of $3.0 million was to be received on the earlier of a RESI change of control or on August 8, 2023. On October 19, 2020, RESI announced that it had entered into a definitive merger agreement to sell RESI. The merger closed on January 11, 2021 and the Company subsequently received the $3.0 million payment. The present value of the second installment is included in other assets in the accompanying condensed consolidated balance sheets at a discounted value of $2.5 million as of December 31, 2020 (no comparative amount as of September 30, 2021).
NOTE 4 — INVESTMENT IN EQUITY SECURITIES
During 2016, we purchased 4.1 million shares of RESI common stock. This investment is reflected in the accompanying condensed consolidated balance sheets at fair value and changes in fair value are included in other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive loss. As of September 30, 2021 and

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

December 31, 2020, we held no shares of RESI common stock. During the three and nine months ended September 30, 2020, we recognized an unrealized gain (loss) from the change in fair value of $0.1 million and $(12.4) million, respectively (no comparative amount for the three and nine months ended September 30, 2021). During the nine months ended September 30, 2020, we earned dividends of $0.5 million related to this investment (no comparative amount for the three and nine months ended September 30, 2021 and for the third quarter of 2020).
NOTE 5 — ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consists of the following:

(in thousands)	September 30, 2021	December 31, 2020

Billed	$20,087	$19,703
Unbilled	5,155	8,291
	25,242	27,994
Less: Allowance for credit losses	(5,943)	(5,581)

Total	$19,299	$22,413
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
Changes in allowance for expected credit losses consist of the following:

		Additions
(in thousands)	Balance at Beginning of Period	Charged to Expenses	Deductions Note (1)	Balance at End of Period

Allowance for expected credit losses:

Nine months ended September 30, 2021	$5,581	$1,268	$906	$5,943
Twelve months ended December 31, 2020	4,472	2,229	1,120	5,581

______________________________________
(1)    Amounts written off as uncollectible or transferred to other accounts or utilized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 6 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

(in thousands)	September 30, 2021	December 31, 2020

Income taxes receivable	$8,286	$7,053
Maintenance agreements, current portion	2,288	2,513
Prepaid expenses	3,096	4,812
Other current assets	5,211	5,101

Total	$18,881	$19,479
NOTE 7 — PREMISES AND EQUIPMENT, NET
Premises and equipment, net consists of the following:

(in thousands)	September 30, 2021	December 31, 2020

Computer hardware and software	$52,682	$52,837
Leasehold improvements	9,719	14,792
Furniture and fixtures	5,049	5,882
Office equipment and other	874	1,817
	68,324	75,328
Less: Accumulated depreciation and amortization	(58,948)	(63,434)

Total	$9,376	$11,894
Depreciation and amortization expense amounted to $3.5 million and $11.5 million for the nine months ended September 30, 2021 and 2020, respectively ($1.1 million and $3.8 million for the third quarter of 2021 and 2020, respectively), and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive loss.
Premises and equipment, net consist of the following, by country:

(in thousands)	September 30, 2021	December 31, 2020

Luxembourg	$4,265	$5,451
United States	4,192	5,530
India	816	822
Uruguay	103	91

Total	$9,376	$11,894
NOTE 8 — RIGHT-OF-USE ASSETS UNDER OPERATING LEASES, NET
Right-of-use assets under operating leases, net consists of the following:

(in thousands)	September 30, 2021	December 31, 2020

Right-of-use assets under operating leases	$26,554	$31,932
Less: Accumulated amortization	(13,370)	(13,719)

Total	$13,184	$18,213
Amortization of operating leases was $6.3 million and $8.1 million for the nine months ended September 30, 2021 and 2020, respectively ($1.8 million and $2.6 million for the third quarter of 2021 and 2020, respectively), and is included in cost of

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive loss.
NOTE 9 — GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
Goodwill consists of the following:

(in thousands)	Total

Balance as of September 30, 2021 and December 31, 2020	$73,849
Intangible Assets, net
Intangible assets, net consist of the following:

	Weighted average estimated useful life (in years)	Gross carrying amount		Accumulated amortization		Net book value
(in thousands)		September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020

Definite lived intangible assets:
Customer related intangible assets	9	$214,307	$214,973	$(193,844)	$(187,923)	$20,463	$27,050
Operating agreement	20	35,000	35,000	(20,417)	(19,126)	14,583	15,874
Trademarks and trade names	16	9,709	9,709	(6,612)	(6,307)	3,097	3,402
Non-compete agreements	—	—	1,230	—	(1,230)	—	—
Other intangible assets	—	—	1,800	—	(1,800)	—	—

Total		$259,016	$262,712	$(220,873)	$(216,386)	$38,143	$46,326
Amortization expense for definite lived intangible assets was $8.2 million and $11.3 million for the nine months ended September 30, 2021 and 2020, respectively ($2.7 million and $4.3 million for the third quarter of 2021 and 2020, respectively). Expected annual definite lived intangible asset amortization expense for 2021 through 2025 is $9.5 million, $5.1 million, $5.1 million, $5.1 million and $5.1 million, respectively.
NOTE 10 — OTHER ASSETS
Other assets consist of the following:

(in thousands)	September 30, 2021	December 31, 2020

Restricted cash	$4,275	$3,833
Security deposits	1,060	2,416
Other	1,092	3,601

Total	$6,427	$9,850

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 11 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable and accrued expenses consist of the following:

(in thousands)	September 30, 2021	December 31, 2020

Accounts payable	$20,411	$16,797
Accrued expenses - general	16,866	24,422
Accrued salaries and benefits	13,030	11,226
Income taxes payable	3,687	4,334

Total	$53,994	$56,779
Other current liabilities consist of the following:

(in thousands)	September 30, 2021	December 31, 2020

Operating lease liabilities	$5,698	$7,609
Other	764	1,696

Total	$6,462	$9,305
NOTE 12 — LONG-TERM DEBT
Long-term debt consists of the following:

(in thousands)	September 30, 2021	December 31, 2020

Senior secured term loans	$247,204	$247,204
Less: Debt issuance costs, net	(1,812)	(2,389)
Less: Unamortized discount, net	(1,660)	(2,159)
Total Senior secured term loans	243,732	242,656

Credit Facility	20,000	—
Less: Debt issuance costs, net	(485)	—
Net Credit Facility	19,515	—
Less: Current portion	(5,000)	—
Credit Facility, less current portion	14,515	—

Total Long-term debt, less current portion	$258,247	$242,656
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
In addition to the scheduled principal payments, subject to certain exceptions, the Term B Loans are subject to mandatory prepayment upon issuances of debt, certain casualty and condemnation events and sales of assets, as well as from a percentage

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

of Consolidated Excess Cash Flow if our leverage ratio as of each year-end computation date is greater than 3.00 to 1.00, as calculated in accordance with the provisions of the Credit Agreement (the percentage increases if our leverage ratio exceeds 3.50 to 1.00). Our leverage ratio exceeded 3.50 to 1.00 for the twelve months ended September 30, 2021. The Company did not generate any Consolidated Excess Cash Flow for the twelve months ended September 30, 2021.
Altisource may incur incremental indebtedness under the Credit Agreement from one or more incremental lenders, which may include existing lenders, in an aggregate incremental principal amount not to exceed $125.0 million, subject to certain conditions set forth in the Credit Agreement, including a sublimit of $80.0 million with respect to incremental revolving credit commitments and, after giving effect to the incremental borrowing, the Company’s leverage ratio does not exceed 3.00 to 1.00. Our leverage ratio exceeded 3.00 to 1.00 for the twelve months ended September 30, 2021. The lenders have no obligation to provide any incremental indebtedness.
The Term B Loans bear interest at rates based upon, at our option, the Adjusted Eurodollar Rate or the Base Rate. Adjusted Eurodollar Rate term loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Adjusted Eurodollar Rate for a three month interest period and (y) 1.00% plus (ii) 4.00%. Base Rate term loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Base Rate and (y) 2.00% plus (ii) 3.00%. The interest rate as of September 30, 2021 was 5.00%.
Loans under the revolving credit facility bear interest at rates based upon, at our option, the Adjusted Eurodollar Rate or the Base Rate. Adjusted Eurodollar Rate revolving loans bear interest at a rate per annum equal to the sum of (i) the Adjusted Eurodollar Rate for a three month interest period plus (ii) 4.00%. Base Rate revolving loans bear interest at a rate per annum equal to the sum of (i) the Base Rate plus (ii) 3.00%. The unused commitment fee is 0.50%. Borrowings under the revolving credit facility are not permitted if our leverage ratio exceeds 3.50 to 1.00. Our leverage ratio exceeded 3.50 to 1.00 for the twelve months ended September 30, 2021. There were no borrowings outstanding under the revolving credit facility as of September 30, 2021.
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
As of September 30, 2021, debt issuance costs were $1.8 million, net of $2.7 million of accumulated amortization. As of December 31, 2020, debt issuance costs were $2.4 million, net of $2.2 million of accumulated amortization.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Credit Facility
On June 22, 2021 Altisource S.à r.l, a subsidiary of Altisource Portfolio Solutions S.A., entered into a revolving credit facility with a related party, STS Master Fund, Ltd. (“STS”) (the “Credit Facility”). STS is an investment fund managed by Deer Park Road Management Company, LP. Deer Park Road Management Company, LP owns approximately 24% of Altisource’s common stock as of September 30, 2021 and its Chief Investment Officer and managing partner is a member of Altisource’s Board of Directors. Under the terms of the Credit Facility, STS will make loans to Altisource from time to time, in amounts requested by Altisource and Altisource may voluntarily prepay all or any portion of the outstanding loans at any time. The Credit Facility provides Altisource the ability to borrow a maximum amount of $20 million through June 22, 2022, $15 million through June 22, 2023, and $10 million until the end of the term. Amounts that are repaid may be re-borrowed in accordance with the limitations set forth below.
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
As of September 30, 2021, outstanding debt under the Credit Facility was $20.0 million and debt issuance costs were $0.5 million, net of less than $0.1 million of accumulated amortization.
NOTE 13 — OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following:

(in thousands)	September 30, 2021	December 31, 2020

Operating lease liabilities	$8,545	$12,281
Income tax liabilities	12,314	12,414
Deferred revenue	247	504
Other non-current liabilities	79	40

Total	$21,185	$25,239

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 14 — FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The following table presents the carrying amount and estimated fair value of financial instruments and certain liabilities measured at fair value as of September 30, 2021 and December 31, 2020. The following fair values are estimated using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	September 30, 2021				December 31, 2020
(in thousands)	Carrying amount	Fair value			Carrying amount	Fair value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$36,492	$36,492	$—	$—	$58,263	$58,263	$—	$—
Restricted cash	4,275	4,275	—	—	3,833	3,833	—	—
Long-term receivable	—	—	—	—	2,531	—	—	2,531

Liabilities:
Senior secured term loan	247,204	—	204,562	—	247,204	—	201,472	—
Credit Facility	20,000	—	—	20,000	—	—	—	—
Convertible debt payable to related parties	1,337	—	—	1,337	—	—	—	—
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
Our Credit Facility was measured using Level 3 inputs based on the present value of the future payments. As a quoted market price is not available, there is no trading, and the interest rate environment has remained relatively consistent as has our debt rating, we believe that the contractual interest rate represents the market rate at the measurement date and therefore the fair value equals the Credit Facility book value.
Our Convertible debt payable to related parties was measured using Level 3 inputs based on the present value of the future payments. As a quoted market price is not available, there is no trading, and the interest rate environment has remained relatively consistent as has our debt rating, we believe that the contractual interest rate represents the market rate at the measurement date and therefore the fair value equals the convertible debt payable to related parties book value.
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
Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk primarily consist of cash and cash equivalents and accounts receivable. Our policy is to deposit our cash and cash equivalents with larger, highly rated financial institutions. The Company derived 31% and 32% of its revenue from Ocwen for the three and nine months ended September 30, 2021, respectively (see Note 2 for additional information on Ocwen revenues and accounts receivable balance). The Company strives to mitigate its concentrations of credit risk with respect to accounts receivable by actively monitoring past due accounts and the economic status of larger customers, if known.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 15 — SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Share Repurchase Program
On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. As of September 30, 2021, approximately 2.4 million shares of common stock remain available for repurchase under the program. There were no purchases of shares of common stock during the nine months ended September 30, 2021 and 2020. Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of September 30, 2021, we can repurchase up to approximately $81 million of our common stock under Luxembourg law. Our Credit Agreement also limits the amount we can spend on share repurchases, which limit was approximately $376 million as of September 30, 2021, and may prevent repurchases in certain circumstances, including if our leverage ratio exceeds 3.50 to 1.00. Our leverage ratio exceeded 3.50 to 1.00 for the twelve months ended September 30, 2021.
Share-Based Compensation
We issue share-based awards in the form of stock options, restricted shares and restricted share units for certain employees, officers and directors. We recognized share-based compensation expense of $2.5 million and $6.6 million for the nine months ended September 30, 2021 and 2020, respectively ($0.4 million and $1.7 million for the third quarter of 2021 and 2020, respectively). As of September 30, 2021, estimated unrecognized compensation costs related to share-based awards amounted to $3.3 million, which we expect to recognize over a weighted average remaining requisite service period of approximately 1.27 years.
Stock Options
Stock option grants are composed of a combination of service-based, market-based and performance-based options.
Service-Based Options. These options generally vest over three or four years with equal annual vesting and generally expire on the earlier of ten years after the date of grant or following termination of service. A total of 213 thousand service-based options were outstanding as of September 30, 2021.
Market-Based Options. These option grants generally have two components, each of which vests only upon the achievement of certain criteria. The first component, which we refer to as “ordinary performance” grants, generally consists of two-thirds of the market-based grant and begins to vest if the stock price is at least double the exercise price, as long as the stock price realizes a compounded annual gain of at least 20% over the exercise price. The remaining third of the market-based options, which we refer to as “extraordinary performance” grants, generally begins to vest if the stock price is at least triple the exercise price, as long as the stock price realizes a compounded annual gain of at least 25% over the exercise price. Market-based options vest in three or four year installments with the first installment vesting upon the achievement of the criteria and the remaining installments vesting thereafter in equal annual installments. Market-based options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service or in the final three years of the option term, in which case vesting will generally continue in accordance with the provisions of the award agreement. A total of 155 thousand market-based options were outstanding as of September 30, 2021.
Performance-Based Options. These option grants generally will vest if certain specific financial measures are achieved; one-fourth vests on each anniversary of the grant date. For certain other financial measures, options cliff-vest upon the achievement of the specific performance during 2021. The award of performance-based options is adjusted based on the level of achievement specified in the award agreements. If the performance criteria achieved is above threshold performance levels, participants have the opportunity to vest in 50% to 200% of the option grants, depending upon performance achieved. If the performance criteria achieved is below a certain threshold, the options are canceled. The options generally expire on the earlier of ten years after the date of grant or following termination of service. There were 427 thousand performance-based options outstanding as of September 30, 2021.
There were no stock options granted during the nine months ended September 30, 2021 and 2020.
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
The following table summarizes the grant date fair value of stock options that vested during the periods presented:

	Nine months ended September 30,
(in thousands, except per share amounts)	2021	2020

Grant date fair value of stock options that vested	1,203	2,717
The following table summarizes the activity related to our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding as of December 31, 2020	899,914	$32.47	5.63	$—
Forfeited/expired	(104,991)	25.68

Outstanding as of September 30, 2021	794,923	33.36	4.85	—

Exercisable as of September 30, 2021	585,751	28.62	4.95	—
Other Share-Based Awards
The Company’s other share-based and similar types of awards are composed of restricted shares and restricted share units. The restricted shares and restricted share units are composed of a combination of service-based awards, performance-based awards and market-based awards.
Service-Based Awards. These awards generally vest over two to four year periods with vesting in equal annual installments. A total of 278 thousand service-based awards were outstanding as of September 30, 2021. Beginning in 2019, the Company granted service-based restricted share units as a component of most employees’ annual incentive compensation rather than cash.
Performance-Based Awards. These awards generally vest if certain specific financial measures are achieved; generally one-third vests on each anniversary of the grant date or cliff-vest on the third anniversary of the grant date. The number of performance-based restricted shares and restricted share units that may vest is based on the level of achievement as specified in the award agreements. If the performance criteria achieved is above certain financial performance levels and Altisource’s share performance is above certain established criteria, participants have the opportunity to vest in up to 150% of the restricted share unit award for certain awards. If the performance criteria achieved is below certain thresholds, the award is canceled. A total of 187 thousand performance-based awards were outstanding as of September 30, 2021.
Market-Based Awards. 50% of these awards generally vest if certain specific market conditions are achieved over a 30-day period and the remaining 50% of these awards generally vest on the one year anniversary of the initial vesting. The Company estimates the grant date fair value of these awards using a lattice (binomial) model. A total of 112 thousand market-based awards were outstanding as of September 30, 2021.
Performance-Based and Market-Based Awards. These awards generally vest if certain specific financial measures are achieved and if certain specific market conditions are achieved. If the performance criteria achieved is above certain financial performance levels and Altisource’s share performance is above certain established criteria, participants have the opportunity to vest in up to 300% of the restricted share unit award for certain awards. If the performance criteria or the market criteria is below certain thresholds, the award is canceled. The Company estimates the grant date fair value of these awards using a Monte Carlo simulation model. A total of 77 thousand performance-based and market-based awards were outstanding as of September 30, 2021.
The Company granted 363 thousand restricted share units (at a weighted average grant date fair value of $9.50 per share) during the nine months ended September 30, 2021. These grants include 29 thousand performance-based awards that include both a performance condition and a market condition. The Company granted 37 thousand performance-based awards that include both

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

a performance condition and a market condition for the nine months ended September 30, 2020. There were no market-based awards granted for the nine months ended September 30, 2021 and 2020, respectively.
The following table summarizes the activity related to our restricted shares and restricted share units:

Number of restricted shares and restricted share units

Outstanding as of December 31, 2020	878,521
Granted	363,412
Issued	(234,579)
Forfeited/canceled	(352,799)

Outstanding as of September 30, 2021	654,555
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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020

Service revenue	$41,626	$85,386	$133,672	$289,570
Reimbursable expenses	1,416	2,810	5,365	14,495
Non-controlling interests	201	599	712	1,516

Total	$43,243	$88,795	$139,749	$305,581
Disaggregation of Revenue
Disaggregation of total revenues by major source is as follows:

(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Three months ended September 30, 2021	$38,147	$3,680	$1,416	$43,243
Three months ended September 30, 2020	82,067	3,918	2,810	88,795

Nine months ended September 30, 2021	124,111	10,273	5,365	139,749
Nine months ended September 30, 2020	277,522	13,564	14,495	305,581
Contract Balances
Our contract assets consist of unbilled accounts receivable (see Note 5). Our contract liabilities consist of current deferred revenue and other non-current liabilities as reported on the accompanying condensed consolidated balance sheets. Revenue recognized that was included in the contract liability at the beginning of the period was $4.7 million and $4.5 million for the nine months ended September 30, 2021 and 2020, respectively ($0.9 million and $0.7 million for the third quarter of 2021 and 2020, respectively).

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020

Compensation and benefits	$15,171	$23,947	$55,655	$74,776
Outside fees and services	16,891	34,013	52,473	123,914
Technology and telecommunications	6,391	8,776	18,972	27,082
Reimbursable expenses	1,416	2,810	5,365	14,495
Depreciation and amortization	798	3,024	2,397	9,512

Total	$40,667	$72,570	$134,862	$249,779
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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020

Compensation and benefits	$6,859	$9,077	$21,007	$30,396
Amortization of intangible assets	2,673	4,295	8,183	11,344
Professional services	2,318	2,129	7,896	8,605
Occupancy related costs	2,182	4,636	7,652	15,725
Marketing costs	327	422	1,500	2,810
Depreciation and amortization	346	796	1,082	2,009
Other	1,899	(543)	4,726	2,717

Total	$16,604	$20,812	$52,046	$73,606
NOTE 19 — OTHER (EXPENSE) INCOME, NET
Other (expense) income, net consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020

Interest (expense) income	$—	$25	$(28)	$105
Other, net	(115)	(386)	819	307

Total	$(115)	$(361)	$791	$412
NOTE 20 — INCOME TAXES
We recognized an income tax provision of $1.9 million and $5.3 million for the nine months ended September 30, 2021 and 2020, respectively ($0.4 million and $1.8 million for the third quarter of 2021 and 2020, respectively). The income tax provision for the three and nine months ended September 30, 2021 was driven by income tax on transfer pricing income from

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

India, no tax benefit on the pretax loss from our Luxembourg operating company and Pointillist, uncertain tax positions and tax on unrepatriated earnings in India.
NOTE 21 — LOSS PER SHARE
Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share excludes all dilutive securities because their impact would be anti-dilutive, as described below.
Basic and diluted loss per share are calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020

Net loss attributable to Altisource	$(18,269)	$(13,237)	$(58,746)	$(59,948)

Weighted average common shares outstanding, basic	15,831	15,637	15,816	15,578

Weighted average common shares outstanding, diluted	15,831	15,637	15,816	15,578

Loss per share:
Basic	$(1.15)	$(0.85)	$(3.71)	$(3.85)
Diluted	$(1.15)	$(0.85)	$(3.71)	$(3.85)
For the nine months ended September 30, 2021 and 2020, 1.5 million and 1.6 million, respectively (1.3 million and 1.4 million for the third quarter of 2021 and 2020, respectively), stock options, restricted shares and restricted share units, were excluded from the computation of loss per share, as a result of the following:
•For the nine months ended September 30, 2021 and 2020, 0.2 million and 0.2 million, respectively (0.2 million and 0.2 million for the third quarter of 2021 and 2020, respectively) stock options, restricted shares and restricted share units were anti-dilutive and have been excluded from the computation of diluted loss per share because the Company incurred a net loss
•For the nine months ended September 30, 2021 and 2020, 0.3 million and 0.5 million, respectively (0.3 million and 0.3 million for the third quarter of 2021 and 2020, respectively), stock options were anti-dilutive and have been excluded from the computation of diluted loss per share because their exercise price was greater than the average market price of our common stock
•For the nine months ended September 30, 2021 and 2020, 1.0 million and 0.9 million, respectively (0.8 million and 0.9 million for the third quarter of 2021 and 2020, respectively), stock options, restricted shares and restricted share units, which begin to vest upon the achievement of certain market criteria related to our common stock price, performance criteria and a total shareholder return compared to the market benchmark, that have not yet been met in each period have been excluded from the computation of diluted loss per share
NOTE 22 — RESTRUCTURING CHARGES
In August 2018, Altisource initiated Project Catalyst, a project intended to optimize its operations and reduce costs to better align its cost structure with its anticipated revenues and improve its operating margins (finalized in 2020). During the three and nine months ended September 30, 2020, Altisource incurred $2.2 million and $10.9 million, respectively, of severance costs, professional services fees, facility consolidation costs, technology costs and business wind down costs related to the plan (no comparative amount for the three and nine months ended September 30, 2021).
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
Sales Taxes
On June 21, 2018, the United States Supreme Court rendered a 5-4 majority decision in South Dakota v. Wayfair, Inc., holding that a state may require a remote seller with no physical presence in the state to collect and remit sales tax on goods and services provided to purchasers in the state, overturning existing court precedent. During the year ended December 31, 2019, the Company completed the analysis of its services for potential exposure to sales tax in various jurisdictions in the United States. The Company recognized a $(0.6) million net loss reimbursement for the three and nine months ended September 30, 2020 (no comparative amount for the three and nine months ended September 30, 2021), in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. Future changes in our estimated sales tax exposure could result in a material adjustment to our condensed consolidated financial statements, which would impact our financial condition and results of operations.
Ocwen Related Matters
As discussed in Note 2, during the nine months ended September 30, 2021, Ocwen was our largest customer, accounting for 32% of our total revenue (31% of our revenue for the third quarter of 2021). Additionally, 5% of our revenue for the nine months ended September 30, 2021 (4% of our revenue for the third quarter of 2021) was earned on the loan portfolios serviced by Ocwen, when a party other than Ocwen or the MSRs owner selected Altisource as the service provider.
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
Ocwen has disclosed that NRZ is its largest client. As of June 30, 2021, approximately 26% of loans serviced and subserviced by Ocwen (measured in UPB) were related to NRZ MSRs or rights to MSRs. In July 2017 and January 2018, Ocwen and NRZ entered into a series of agreements pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer from Ocwen to NRZ of Ocwen’s legal title to the Subject MSRs and under which Ocwen will subservice mortgage loans underlying the Subject MSRs for an initial term of five years. NRZ can terminate its sub-servicing agreement with Ocwen in exchange for the payment of a termination fee.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

During the second quarter of 2020, Ocwen informed us that an MSR investor instructed Ocwen to use a field services provider other than Altisource on properties associated with certain MSRs. Based upon the impacted portfolios to date and the designated service provider, Altisource believes that Ocwen received these directions from NRZ. We believe Ocwen commenced using another field services provider for these properties in July 2020 and continued to transition services during the third quarter of 2020. We believe that the transition to the replacement field service provider was largely completed as of September 30, 2020. We estimate that $0.4 million and $69.1 million of service revenue from Ocwen for the nine months ended September 30, 2021 and 2020, respectively ($0.1 million and $14.1 million for the third quarter of 2021 and 2020, respectively), was derived from Field Services referrals from the NRZ portfolios. Ocwen also communicated to Altisource in the fourth quarter of 2020 that the same investor instructed Ocwen to use a provider for default valuations and certain default title services other than Altisource on properties associated with such certain MSRs and commenced moving these referrals to other service providers in the fourth quarter of 2020. We anticipate that the transition of such default valuations and title services will continue during the course of 2021. We estimate that $2.5 million and $16.7 million of service revenue from Ocwen for the nine months ended September 30, 2021 and 2020, respectively ($0.6 million and $3.9 million for the third quarter of 2021 and 2020, respectively), was derived from default valuations and title services referrals from the NRZ portfolios. To address the reduction in revenue, Altisource undertook several measures to further reduce its cost structure, strengthen its operations and generate cash.
On May 5, 2021 we entered into an agreement with Ocwen pursuant to which the terms of certain services agreements between us and Ocwen were extended from August 2025 through August 2030 and the scope of solutions we provide to Ocwen was expanded to include, among other things, the opportunity for the Company to provide first and second chance foreclosure auctions on FHA loans and field services on Ocwen’s Government Loans, and title services on FHA and Veterans Affairs loans, subject to a process to confirm Altisource’s ability to meet reasonable performance requirements, which process is continuing. The Agreement established a framework for us to expand the foreclosure trustee solutions we provide to Ocwen in additional states, and, as mutually agreed upon by the parties, to deliver reverse mortgage related solutions to Ocwen, subject to negotiation of appropriate statements of work or other agreements, a process to confirm Altisource’s ability to meet reasonable performance requirements, and technical integrations, as may be applicable. The Agreement further resolved the contractual dispute between the parties related to Ocwen’s transfer to NRZ the rights to designate service providers other than Altisource, including mutual releases with respect to such dispute. The Agreement also addressed Ocwen’s rights in the event of certain change of control or sale of a business transactions by us on or after September 1, 2028. Since the date of the Agreement, Ocwen has transitioned over 2,100 of its FHA first chance auction inventory to us and increased our percentage of field services referrals on its Government Loans.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Leases
We lease certain premises and equipment, primarily consisting of office space and information technology equipment. Certain of our leases include options to renew at our discretion or terminate leases early, and these options are considered in our determination of the expected lease term. Certain of our lease agreements include rental payments adjusted periodically for inflation. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. We sublease certain office space to third parties. Sublease income was $0.6 million and $1.0 million for the nine months ended September 30, 2021 and 2020, respectively ($0.2 million and $0.3 million for the third quarter of 2021 and 2020, respectively). The amortization periods of right-of-use assets are generally limited by the expected lease term. Our leases generally have expected lease terms at adoption of one to six years.
Information about our lease terms and our discount rate assumption is as follows for the nine months ended September 30:

	2021	2020

Weighted average remaining lease term (in years)	3.28	3.30
Weighted average discount rate	6.24%	7.00%
Our lease activity during the period is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020

Operating lease costs:
Selling, general and administrative expense	$1,486	$2,566	$4,696	$7,376
Cost of revenue	398	479	1,896	1,748

Cash used in operating activities for amounts included in the measurement of lease liabilities	$1,690	$3,496	$7,143	$10,254
Short-term (twelve months or less) lease costs	(343)	699	(802)	3,126
Maturities of our lease liabilities as of September 30, 2021 are as follows:

(in thousands)	Operating lease obligations

2021	$2,039
2022	4,809
2023	3,405
2024	3,002
2025	1,708
Thereafter	563
Total lease payments	15,526
Less: interest	(1,329)

Present value of lease liabilities	$14,197
Escrow Balances
We hold customers’ assets in escrow accounts at various financial institutions pending completion of certain real estate activities. These amounts are held in escrow accounts for limited periods of time and are not included in the accompanying condensed consolidated balance sheets. Amounts held in escrow accounts were $48.1 million and $20.0 million as of September 30, 2021 and December 31, 2020, respectively.
NOTE 24 — SUBSEQUENT EVENT
On October 6, 2021, the shareholders of Pointillist, a majority owned subsidiary of Altisource, entered into a definitive Stock Purchase Agreement to sell all of the equity interests in Pointillist to Genesys for $150 million (the “Purchase Price”). The Purchase Price consists of an up-front payment of $145 million, subject to certain adjustments at closing, including a working capital adjustment, and an additional $5 million to be held in an escrow account to satisfy certain Genesys indemnification claims that may arise on or prior to the first anniversary of the sale closing, with the balance to be paid thereafter. On a fully

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

diluted basis, Altisource owns approximately 69% of the equity of Pointillist. The Company estimates that it will receive approximately $100 million in cash at closing, subject to a working capital adjustment, and an additional $3.7 million following the one-year anniversary of closing, assuming no indemnification claims. We estimate recognizing a pre-tax and after-tax gain of approximately $107 million from the sale before any potential reduction of goodwill. The transaction is anticipated to close before the end of the 2021 calendar year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is a supplement to the accompanying interim condensed consolidated financial statements and is intended to provide a reader of our financial statements with a narrative from the perspective of management on our businesses, current developments, financial condition, results of operations and liquidity. Our MD&A should be read in conjunction with our Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on March 11, 2021. We determined that as of June 30, 2021, Altisource qualifies as a smaller reporting company (“SRC”) pursuant to Regulation S-K promulgated by the SEC (“Reg. S-K”) since its public float (as defined by Reg. S-K) was less than $250 million as of such date. We have elected to file as an SRC. Altisource remains an accelerated filer for SEC filing purposes based on its annual revenues.
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
Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, risks relating to the transaction with Genesys Cloud Services, Inc. (“Genesys”) including in respect of the satisfaction of closing conditions and the timing thereof, delays in obtaining regulatory and other third party consents in connection with the transaction, unanticipated expenditures relating to or liabilities arising from the transaction, litigation or regulatory issues relating to the transaction, the risks discussed in the Risk Factors section of our Form 10-K for the year ended December 31, 2020 and in our Form 10-Q for the quarterly period ended June 30, 2021 including:
•the timing of the anticipated increase in default related referrals following the expiration of foreclosure and eviction moratoriums, forbearance programs and temporary governmental loss mitigation requirements, the timing of the expiration of such moratoriums, programs and requirements, and any other delays occasioned by government, investor or servicer actions;
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
Our earlier stage business consists of Pointillist, Inc. (“Pointillist”). The Pointillist business was developed by Altisource through our consumer analytics capabilities. We believe the Pointillist business is a potentially disruptive SaaS-based platform which provides unique customer journey analytics at scale and enables customers to engage through our intelligent platform. During 2019, we created Pointillist as a separate legal entity to position it for accelerated growth and outside investment and contributed the Pointillist business and $8.5 million to it. Pointillist is owned by Altisource and management of Pointillist. Management of Pointillist owns a non-controlling interest representing 12.1% of the outstanding equity of Pointillist. Additional equity shares of Pointillist are available for issuance to management and board members of Pointillist. On May 27, 2021, Pointillist issued $1.3 million in principal of convertible notes to related parties with a maturity date of January 1, 2023.

The notes bear interest at a rate of 7% per annum. The principal and unpaid accrued interest then outstanding under the notes (1) automatically converts to Pointillist equity at the earlier of the time Pointillist receives proceeds of $5.0 million or more from the sale of its equity or January 1, 2023, or (2) are repaid in cash or converted into Pointillist common stock equity based on a $13.1 million Pointillist valuation (at the Lenders’ option) in the event of a corporate transaction or initial public offering of Pointillist. Altisource has no ongoing obligation to provide future funding to Pointillist. On October 6, 2021, the shareholders of Pointillist, a majority owned subsidiary of Altisource, entered into a definitive Stock Purchase Agreement to sell all of the equity interests in Pointillist to Genesys for $150 million (the “Purchase Price”). The Purchase Price consists of an up-front payment of $145 million, subject to certain adjustments at closing, including a working capital adjustment, and an additional $5 million to be held in an escrow account to satisfy certain Genesys indemnification claims that may arise on or prior to the first anniversary of the sale closing, with the balance to be paid thereafter. On a fully diluted basis, Altisource owns approximately 69% of the equity of Pointillist. The Company estimates that it will receive approximately $100 million in cash at closing, subject to a working capital adjustment, and an additional $3.7 million following the one-year anniversary of closing, assuming no indemnification claims. We estimate recognizing a pre-tax and after-tax gain of approximately $107 million from the sale before any potential reduction of goodwill. The transaction is anticipated to close before the end of the 2021 calendar year.
Credit Facility
On June 22, 2021, we entered into a revolving credit facility with STS Master Fund, Ltd. (“STS”), an investment fund managed by Deer Park Road Management Company, LP (the “Credit Facility”).
The Credit Facility provides us with the ability to borrow up to $20 million through June 22, 2022, up to $15 million through June 22, 2023, and up to $10 million until the end of the term. We may voluntarily prepay all or any portion of the outstanding loans at any time. Amounts available under the Credit Facility are for general corporate purposes. As of September 30, 2021, the outstanding balance on the Credit Facility was $20 million.
COVID-19 Pandemic Impacts
In response to the COVID-19 pandemic, various governmental entities and servicers implemented unprecedented foreclosure and eviction moratoriums and forbearance programs to help mitigate the impact to borrowers and renters. As a result of these measures and other related actions, foreclosure initiations were 70% and 61% lower for January through September 2021 and 2020, compared to the same period in 2020 and 2019, respectively (with such foreclosure initiations representing 2%, 34% and 73% of seriously delinquent loans as of the beginning of the year in 2021, 2020 and 2019, respectively). The decline in foreclosure initiations resulted in significantly lower REO referrals and negatively impacted virtually all of the default related services performed on delinquent loans, loans in foreclosure and REO.
At the same time, beginning in the first half of 2020 the Federal Reserve lowered the target for the federal funds rate to 0% to 0.25% and bought billions of dollars of mortgage backed securities on the secondary market to reduce interest rates. As a result of the lower interest rate environment, mortgage originations were 11% and 86% higher for the nine months ended September 2021 and 2020 compared to the same period in 2020 and 2019, respectively (according to the Mortgage Bankers Association) driving higher demand for origination related services. For the full year, the Mortgage Bankers Association forecasts that origination volume will decline by 6% compared to 2020.
We cannot predict the duration of the pandemic and future governmental measures. However, we have some clarity on the timing of the recovery of the default market. The Federal government’s foreclosure and eviction moratoriums expired at the end of July 2021. The CFPB’s rules on temporary loss mitigation measures essentially prohibit foreclosure initiations until January 1, 2022 other than a few exceptions, including for those loans that were 120 days or more delinquent prior to the pandemic. Based on these events, we believe the demand for our Default business will grow in 2022 after the expiration of the CFPB’s temporary loss mitigation rules, and stabilize during 2023 when we anticipate foreclosures commenced after the expiration of the foreclosure moratoriums, forbearance plans and temporary loss mitigation rules become REO and are sold. We further anticipate that our originations business will continue to grow from new customer wins, and cross selling existing and new offerings to customers.
To address the lower anticipated revenue, Altisource is working to (1) reduce our cost structure, (2) maintain the infrastructure to deliver default related services for our customer base and support the anticipated increase in demand following the expiration of the moratoriums and forbearance plans, (3) accelerate the growth of our originations businesses, and (4) generate cash .
Share Repurchase Program
On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. As of September 30, 2021, approximately 2.4 million shares of common stock remain available for repurchase under the program. There were no purchases of shares of common stock during the nine months ended September 30, 2021 and 2020. Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of September 30, 2021, we can repurchase up to approximately $81 million of our common stock under Luxembourg law. Our Credit Agreement also limits the amount we can spend on share repurchases, which limit was approximately $376 million as of September 30, 2021, and may prevent repurchases in certain circumstances, including if our leverage ratio exceeds 3.50 to 1.00. Our leverage ratio exceeded 3.50 to 1.00 for the twelve months ended September 30, 2021.
Ocwen Related Matters
During the nine months ended September 30, 2021, Ocwen was our largest customer, accounting for 32% of our total revenue for the nine months ended September 30, 2021 (31% of our revenue for the third quarter of 2021). Additionally, 5% of our revenue for the nine months ended September 30, 2021 (4% of our revenue for the third quarter of 2021) was earned on the loan portfolios serviced by Ocwen, when a party other than Ocwen or the mortgage servicing rights (“MSRs”) owner selected Altisource as the service provider.
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
Ocwen has disclosed that NRZ is its largest client. As of June 30, 2021, approximately 26% of loans serviced and subserviced by Ocwen (measured in unpaid principal balance) were related to NRZ MSRs or rights to MSRs. In July 2017 and January 2018, Ocwen and NRZ entered into a series of agreements pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer from Ocwen to NRZ of Ocwen’s legal title to certain of its MSRs (the “Subject MSRs”) and under which Ocwen will subservice mortgage loans underlying the MSRs for an initial term of five years. NRZ can terminate its sub-servicing agreement with Ocwen in exchange for the payment of a termination fee.
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
During the second quarter of 2020, Ocwen informed us that an MSR investor instructed Ocwen to use a field services provider other than Altisource on properties associated with certain MSRs. Based upon the impacted portfolios to date and the designated service provider, Altisource believes that Ocwen received these directions from NRZ. We believe Ocwen commenced using another field services provider for these properties in July 2020 and continued to transition services during the third quarter of 2020. We believe that the transition to the replacement field service provider was largely completed as of September 30, 2020. We estimate that $0.4 million and $69.1 million of service revenue from Ocwen for the nine months ended September 30, 2021 and 2020, respectively ($0.1 million and $14.1 million for the third quarter of 2021 and 2020, respectively), was derived from Field Services referrals from the NRZ portfolios. Ocwen also communicated to Altisource in the fourth quarter of 2020 that the same investor instructed Ocwen to use a provider for default valuations and certain default title services other than Altisource on properties associated with such certain MSRs and commenced moving these referrals to other service providers in the fourth quarter of 2020. We anticipate that the transition of such default valuations and title services will continue during the course of 2021. We estimate that $2.5 million and $16.7 million of service revenue from Ocwen for the nine months ended September 30, 2021 and 2020, respectively ($0.6 million and $3.9 million for the third quarter of 2021 and 2020, respectively), was derived from default valuations and title services referrals from the NRZ portfolios. To address the reduction in revenue, Altisource undertook several measures to further reduce its cost structure, strengthen its operations and generate cash.

On May 5, 2021 we entered into an agreement with Ocwen (the “Agreement”) pursuant to which the terms of certain services agreements between us and Ocwen were extended from August 2025 through August 2030 and the scope of solutions we provide to Ocwen was expanded to include, among other things, the opportunity for the Company to provide first and second chance foreclosure auctions on Federal Housing Administration (“FHA”) loans and field services on Ocwen’s FHA, Veterans Affairs and United States Department of Agriculture loans (collectively, “Government Loans”), and title services on FHA and Veterans Affairs loans, subject to a process to confirm Altisource’s ability to meet reasonable performance requirements, which process is continuing. The Agreement established a framework for us to expand the foreclosure trustee solutions we provide to Ocwen in additional states, and, as mutually agreed upon by the parties, to deliver reverse mortgage related solutions to Ocwen, subject to negotiation of appropriate statements of work or other agreements, a process to confirm Altisource’s ability to meet reasonable performance requirements, and technical integrations, as may be applicable. The Agreement further resolved the contractual dispute between the parties related to Ocwen’s transfer to NRZ the rights to designate service providers other than Altisource, including mutual releases with respect to such dispute. The Agreement also addressed Ocwen’s rights in the event of certain change of control or sale of a business transactions by us on or after September 1, 2028. Since the date of the Agreement, Ocwen has transitioned over 2,100 of its FHA first chance auction inventory to us and increased our percentage of field services referrals on its Government Loans.
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

Factors Affecting Comparability
The following items impact the comparability of our results:
•The Company’s financial performance in its default businesses was negatively impacted by the COVID-19 pandemic for the three and nine months ended September 30, 2021. Governmental, and in some instances, servicer measures to provide support to borrowers, including foreclosure and eviction moratoriums and forbearance programs, reduced referral volumes and inflows of REO. COVID-19 pandemic related governmental restrictions and changing vendor and consumer behavior also impacted financial performance. These impacts were partially offset by stronger performance from the Company’s origination businesses that benefited from lower interest rates, customer wins and new offerings for the three and nine months ended September 30, 2021 compared to nine months ended September 30, 2020. Across the Company’s three core businesses, service revenue from customers other than Ocwen, NRZ and Front Yard Residential Corporation (“RESI”) for the nine months ended September 30, 2021 decreased by 1% compared to the nine months ended September 30, 2020 (decreased by 14% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020). Compared to the nine months ended September 30, 2020, the decrease is primarily from a 67% decline in our default business, partially offset by a 23% growth in our origination businesses. Service revenue from our default and other business was $84.3 million and $249.1 million for the nine months ended September 30, 2021 and 2020, respectively ($25.4 million and $70.1 million for the third quarter of 2021 and 2020, respectively), and service revenue from our origination business was $45.5 million and $37.1 million for the nine months ended September 30, 2021 and 2020, respectively ($14.2 million and $14.5 million for the third quarter of 2021 and 2020, respectively).
•During the second quarter of 2020, Ocwen informed us that an MSR investor instructed Ocwen to use a field services provider other than Altisource on properties associated with certain MSRs. Based upon the impacted portfolios to date and the designated service provider, Altisource believes that Ocwen received these directions from NRZ. We believe Ocwen commenced using another field services provider for these properties in July 2020 and continued to transition services during the third quarter of 2020. We believe that the transition to the replacement field service provider was largely completed as of September 30, 2020. We estimate that $0.4 million and $69.1 million of service revenue from Ocwen for the nine months ended September 30, 2021 and 2020, respectively ($0.1 million and $14.1 million for the third quarter of 2021 and 2020, respectively), was derived from Field Services referrals from the NRZ portfolios. Ocwen also communicated to Altisource in the fourth quarter of 2020 that the same investor instructed Ocwen to use a provider for default valuations and certain default title services other than Altisource on properties associated with such certain MSRs and commenced moving these referrals to other service providers in the fourth quarter of 2020. We anticipate that the transition of such default valuations and title services will continue during the course of 2021. We estimate that $2.5 million and $16.7 million of service revenue from Ocwen for the nine months ended September 30, 2021 and 2020, respectively ($0.6 million and $3.9 million for the third quarter of 2021 and 2020, respectively), was derived from default valuations and title services referrals from the NRZ portfolios. To address the reduction in revenue, Altisource undertook several measures to further reduce its cost structure, strengthen its operations and generate cash.
•During the three and nine months ended September 30, 2020, we recognized an unrealized gain (loss) of $0.1 million and $(12.4) million, respectively, from the change in fair value on our investment in RESI in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss from a change in the market value of RESI common shares (no comparative amount for the three and nine months ended September 30, 2021).
•In August 2018, Altisource initiated Project Catalyst, a project intended to optimize its operations and reduce costs to better align its cost structure with its anticipated revenues and improve its operating margins (finalized in 2020). During the three and nine months ended September 30, 2020, Altisource incurred $2.2 million and $10.9 million, respectively, of severance costs, professional services fees, facility consolidation costs, technology costs and business wind down costs related to the reorganization plan (no comparative amount for the three and nine months ended September 30, 2021).
•The Company recognized an income tax provision of $1.9 million and $5.3 million for the nine months ended September 30, 2021 and 2020, respectively ($0.4 million and $1.8 million for the third quarter of 2021 and 2020, respectively). The income tax provision for the three and nine months ended September 30, 2021 was driven by income tax on transfer pricing income from India, no tax benefit on the pretax loss from our Luxembourg operating company and Pointillist, uncertain tax positions and tax on unrepatriated earnings in India.

RESULTS OF OPERATIONS
Summary Results
The following is a discussion of our results of operations for the periods indicated.
The following table sets forth information on our consolidated results of operations:

	Three months ended September 30,			Nine months ended September 30,
(in thousands, except per share data)	2021	2020	% Increase (decrease)	2021	2020	% Increase (decrease)

Service revenue	$41,626	$85,386	(51)	$133,672	$289,570	(54)
Reimbursable expenses	1,416	2,810	(50)	5,365	14,495	(63)
Non-controlling interests	201	599	(66)	712	1,516	(53)
Total revenue	43,243	88,795	(51)	139,749	305,581	(54)
Cost of revenue	40,667	72,570	(44)	134,862	249,779	(46)
Gross profit	2,576	16,225	(84)	4,887	55,802	(91)
Operating expenses:
Selling, general and administrative expenses	16,604	20,812	(20)	52,046	73,606	(29)
Restructuring charges	—	2,227	(100)	—	10,921	(100)
Loss from operations	(14,028)	(6,814)	(106)	(47,159)	(28,725)	(64)
Other income (expense), net
Interest expense	(3,755)	(4,103)	(8)	(10,672)	(13,265)	(20)
Unrealized gain (loss) on investment in equity securities	—	138	(100)	—	(12,433)	(100)
Other (expense) income, net	(115)	(361)	(68)	791	412	92
Total other income (expense), net	(3,870)	(4,326)	(11)	(9,881)	(25,286)	(61)

Loss before income taxes and non-controlling interests	(17,898)	(11,140)	(61)	(57,040)	(54,011)	(6)
Income tax provision	(430)	(1,757)	(76)	(1,857)	(5,295)	(65)

Net loss	(18,328)	(12,897)	(42)	(58,897)	(59,306)	1
Net loss (income) attributable to non-controlling interests	59	(340)	117	151	(642)	124

Net loss attributable to Altisource	$(18,269)	$(13,237)	(38)	$(58,746)	$(59,948)	2

Margins:
Gross profit/service revenue	6%	19%		4%	19%
Loss from operations/service revenue	(34)%	(8)%		(35)%	(10)%

Loss per share:
Basic	$(1.15)	$(0.85)	(36)	$(3.71)	$(3.85)	3
Diluted	$(1.15)	$(0.85)	(36)	$(3.71)	$(3.85)	3

Weighted average shares outstanding:
Basic	15,831	15,637	1	15,816	15,578	2
Diluted	15,831	15,637	1	15,816	15,578	2

Revenue
Revenue by line of business consists of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2021	2020	% Increase (decrease)	2021	2020	% Increase (decrease)

Service revenue:
Field Services	$11,760	$34,570	(66)	$36,455	$137,050	(73)
Marketplace	7,585	24,075	(68)	28,118	67,403	(58)
Mortgage and Real Estate Solutions	20,238	25,998	(22)	65,218	81,742	(20)
Earlier Stage Business	1,888	547	245	3,410	1,686	102
Other	155	196	(21)	471	1,689	(72)
Total service revenue	41,626	85,386	(51)	133,672	289,570	(54)

Reimbursable expenses:
Field Services	241	693	(65)	1,183	3,861	(69)
Marketplace	444	1,453	(69)	2,114	7,520	(72)
Mortgage and Real Estate Solutions	731	664	10	2,068	3,114	(34)
Total reimbursable expenses	1,416	2,810	(50)	5,365	14,495	(63)

Non-controlling interests:
Mortgage and Real Estate Solutions	201	599	(66)	712	1,516	(53)

Total revenue	$43,243	$88,795	(51)	$139,749	$305,581	(54)
We recognized service revenue of $133.7 million for the nine months ended September 30, 2021, a 54% decrease compared to the nine months ended September 30, 2020 ($41.6 million for the third quarter of 2021, a 51% decrease compared to the third quarter of 2020), primarily from COVID-19 pandemic related foreclosure and eviction moratoriums and borrower forbearance plans, and an MSR investor’s 2020 instructions to Ocwen to transition field services, title and valuation referrals historically provided to Altisource to the MSR investor’s captive vendors. The decrease for the nine months ended September 30, 2021 was partially offset by an increase in revenue from our origination business of 23%, from higher origination related volumes driven by a lower interest rate environment, customer wins and new offerings.
We recognized reimbursable expense revenue of $5.4 million for the nine months ended September 30, 2021, a 63% decrease compared to the nine months ended September 30, 2020 ($1.4 million for the third quarter of 2021, a 50% decrease compared to the third quarter of 2020). The decrease in reimbursable expenses for the nine months ended September 30, 2021 was consistent with the decline in service revenue discussed above.
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

Cost of revenue consists of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2021	2020	% Increase (decrease)	2021	2020	% Increase (decrease)

Compensation and benefits	$15,171	$23,947	(37)	$55,655	$74,776	(26)
Outside fees and services	16,891	34,013	(50)	52,473	123,914	(58)
Technology and telecommunications	6,391	8,776	(27)	18,972	27,082	(30)
Reimbursable expenses	1,416	2,810	(50)	5,365	14,495	(63)
Depreciation and amortization	798	3,024	(74)	2,397	9,512	(75)

Cost of revenue	$40,667	$72,570	(44)	$134,862	$249,779	(46)
We recognized cost of revenue of $134.9 million for the nine months ended September 30, 2021, a 46% decrease compared to the nine months ended September 30, 2020 ($40.7 million for the third quarter of 2021, a 44% decrease compared to the third quarter of 2020). The decreases in outside fees and services were primarily driven by lower service revenue in the Field Services, Marketplace and Mortgage and Real Estate Solutions businesses, discussed in the revenue section above. Compensation and benefits for the three and nine months ended September 30, 2021 decreased primarily due to cash cost savings measures taken in 2020 in response to the COVID-19 related decreases in service revenue and reduction in revenue from Ocwen discussed in the revenue section above. The Company also continued to reduce employee costs in the three and nine months ended September 30, 2021 as a result of the extension of the expiration of foreclosure moratoriums and forbearance plans. In addition, depreciation and amortization was lower from the completion of the depreciation periods of certain premises and equipment and the reduction in capital expenditures, and the decreases in reimbursable expenses were consistent with the changes in reimbursable expense revenue discussed in the revenue section above.
Gross profit decreased to $4.9 million, representing 4% of service revenue, for the nine months ended September 30, 2021 compared to $55.8 million, representing 19% of service revenue, for the nine months ended September 30, 2020 (decreased to $2.6 million, representing 6% of service revenue, for the third quarter of 2021, compared to $16.2 million, representing 19% of service revenue, for the third quarter of 2020). Gross profit as a percentage of service revenue for the three and nine months ended September 30, 2021 decreased compared to the three and nine months ended September 30, 2020 primarily due to revenue mix with lower revenue from the higher margin Marketplace businesses and lower gross profit margin in the Field Services business. These decreases were partially offset by our COVID-19 cash cost savings measures.
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
SG&A expenses consist of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2021	2020	% Increase (decrease)	2021	2020	% Increase (decrease)

Compensation and benefits	$6,859	$9,077	(24)	$21,007	$30,396	(31)
Occupancy related costs	2,182	4,636	(53)	7,652	15,725	(51)
Amortization of intangible assets	2,673	4,295	(38)	8,183	11,344	(28)
Professional services	2,318	2,129	9	7,896	8,605	(8)
Marketing costs	327	422	(23)	1,500	2,810	(47)
Depreciation and amortization	346	796	(57)	1,082	2,009	(46)
Other	1,899	(543)	N/M	4,726	2,717	74

Selling, general and administrative expenses	$16,604	$20,812	(20)	$52,046	$73,606	(29)
_____________________________________
N/M — not meaningful.

SG&A expenses for the nine months ended September 30, 2021 of $52.0 million decreased by 29% compared to the nine months ended September 30, 2020 ($16.6 million for the third quarter of 2021, a 20% decrease compared to the third quarter of 2020). The decreases were primarily driven by lower compensation and benefits, occupancy related costs and marketing costs. Compensation and benefits for the three and nine months ended September 30, 2021 decreased primarily due to cash cost savings measures taken in 2020 in response to the COVID-19 related decreases in service revenue and reduction in revenue from Ocwen discussed in the revenue section above. The Company also continued to reduce compensation and benefits costs in the three and nine months ended September 30, 2021 as a result of the extension of the expiration of foreclosure moratoriums and forbearance plans. The decreases in occupancy related costs primarily resulted from facility consolidation initiatives. The decreases in marketing costs were primarily driven by COVID-19 cost savings measures and the decline in revenue. For the nine months ended September 30, 2021, the decrease in amortization of intangible assets was driven by the completion of the amortization period of certain intangible assets during 2020 and lower revenue generated from the Homeward Residential, Inc. and Residential Capital, LLC portfolios (revenue-based amortization) consistent with the reduction in the size of Ocwen’s portfolio, discussed in the revenue section above. In addition, Other expenses decreased for the nine months ended September 30, 2021 primarily due to lower travel and entertainment costs driven by COVID-19 travel restrictions, lower billings to Transworld Systems Inc. for transition services in connection with the July 1, 2019 sale of the Financial Services Business and lower bad debt expense.
Other Operating Expenses
In August 2018, Altisource initiated Project Catalyst, a project intended to optimize its operations and reduce costs to better align its cost structure with its anticipated revenues and improve its operating margins (finalized in 2020). During the three and nine months ended September 30, 2020, Altisource incurred $2.2 million and $10.9 million, respectively, of severance costs, professional services fees, facility consolidation costs, technology costs and business wind down costs related to the reorganization plan (no comparative amount for the three and nine months ended September 30, 2021).
Loss from Operations
Loss from operations for the nine months ended September 30, 2021 was $(47.2) million, representing (35)% of service revenue, compared to $(28.7) million, representing (10)% of service revenue, for the nine months ended September 30, 2020 (decreased to $(14.0) million, representing (34)% of service revenue, for the third quarter of 2021, compared to $(6.8) million, representing (8)% of service revenue, for the third quarter of 2020). Loss from operations as a percentage of service revenue increased for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, primarily as a result of lower gross profit margins during the nine months ended September 30, 2020, partially offset by lower SG&A expenses and restructuring charges, as discussed above.
Other Income (Expense), net
Other income (expense), net principally includes interest expense, unrealized gain (loss) on our investment in RESI common shares and other non-operating gains and losses.
Other income (expense), net was $(9.9) million for the nine months ended September 30, 2021 compared to $(25.3) million for the nine months ended September 30, 2020 ($(3.9) million for the third quarter of 2021 and $(4.3) million for the third quarter of 2020). The decrease in other expense for the nine months ended September 30, 2021 was primarily driven by a $(12.4) million unrealized loss on our investment in RESI common shares for the nine months ended September 30, 2020. In addition, other expense also decreased due to lower interest expense during the three and nine months ended September 30, 2021. Interest expense decreased primarily due to the lower average outstanding balances of the senior secured term loan as a result of repayments during 2020 and lower interest rates, partially offset by interest expense on our Credit Facility which closed on June 22, 2021. For the nine months ended September 30, 2021, the interest rate of the senior secured term loan was 5.00% compared to 5.46% for the nine months ended September 30, 2020 (5.00% for the third quarter of 2021 compared to 5.00% for the third quarter of 2020). For the three and nine months ended September 30, 2021 the interest rate of the Credit Facility was 9.00% (no comparative amount for the three and nine months ended September 30, 2020).
Income Tax Provision
We recognized an income tax provision of $1.9 million and $5.3 million for the nine months ended September 30, 2021 and 2020, respectively ($0.4 million and $1.8 million for the third quarter of 2021 and 2020, respectively). The income tax provision for the three and nine months ended September 30, 2021 was driven by income tax on transfer pricing income from India, no tax benefit on the pretax loss from our Luxembourg operating company and Pointillist, uncertain tax positions and tax on unrepatriated earnings in India.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary source of liquidity has historically been cash flow from operations, cash proceeds from sales of businesses and cash on hand. However, due to the COVID-19 pandemic and an MSR investor’s instructions to Ocwen to transition field services, valuation and title services to the investor’s captive service providers, revenue has declined significantly. The lower revenue, partially offset by cost savings initiatives, resulted in a negative operating cash flow from operations for nine months ended September 30, 2021. To address our current operating environment, we plan to continue our cost reduction initiatives to reduce cash burn. To increase our liquidity to provide a greater cushion, we entered into a Credit Facility during the second quarter of 2021. In addition, the transaction between the shareholders of Pointillist and Genesys to sell all of the equity interests in Pointillist is anticipated to close before the end of the 2021 calendar year, and we estimate that we will receive approximately $100 million in cash at closing, subject to a working capital adjustment, and an additional $3.7 million following the one-year anniversary of closing, assuming no indemnification claims. We also anticipate that we will continue to grow our origination businesses and that referral volumes from delinquent mortgages will increase following the expiration of the pandemic related foreclosure moratoriums, the CFPB's temporary loss mitigation measures and other pandemic related borrower relief measures. We seek to deploy cash generated in a disciplined manner. Principally, we intend to use cash to develop and grow complementary services and businesses that we believe will generate attractive margins in line with our core capabilities and strategy. We use cash for repayments of our long-term debt and capital investments. In addition, from time to time, we consider and evaluate business acquisitions, dispositions, closures or other similar actions that are aligned with our strategy.
Credit Agreement
In April 3, 2018, Altisource entered into the Credit Agreement pursuant to which Altisource borrowed $412.0 million in the form of Term B Loans and obtained a $15.0 million revolving credit facility. The Term B Loans mature in April 2024 and the revolving credit facility matures in April 2023. As of September 30, 2021, $247.2 million of the Term B Loans were outstanding. Borrowings under the revolving credit facility are not permitted if our leverage ratio exceeds to 3.50 to 1.00. Our leverage ratio exceeded 3.50 to 1.00 for the twelve months ended September 30, 2021. There were no borrowings outstanding under the revolving credit facility as of September 30, 2021.
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
In addition to the scheduled principal payments, subject to certain exceptions, the Term B Loans are subject to mandatory prepayment upon issuances of debt, certain casualty and condemnation events and sales of assets, as well as from a percentage of Consolidated Excess Cash Flow if our leverage ratio as of each year-end computation date is greater than 3.00 to 1.00, as calculated in accordance with the provisions of the Credit Agreement (the percentage increases if our leverage ratio exceeds 3.50 to 1.00). Our leverage ratio exceeded 3.50 to 1.00 for the twelve months ended September 30, 2021. The Company did not generate any Consolidated Excess Cash Flow for the twelve months ended September 30, 2021.
The interest rate on the Term B Loans as of September 30, 2021 was 5.00%.
Altisource may incur incremental indebtedness under the Credit Agreement from one or more incremental lenders, which may include existing lenders, in an aggregate incremental principal amount not to exceed $125.0 million, subject to certain conditions set forth in the Credit Agreement, including a sublimit of $80.0 million with respect to incremental revolving credit commitments and, after giving effect to the incremental borrowing, the Company’s leverage ratio does not exceed 3.00 to 1.00. Our leverage ratio exceeded 3.00 to 1.00 for the twelve months ended September 30, 2021. The lenders have no obligation to provide any incremental indebtedness.
The Credit Agreement includes covenants that restrict or limit, among other things, our ability, subject to certain exceptions and baskets, to incur additional debt, pay dividends and repurchase shares of our common stock. In the event we require additional liquidity, our ability to obtain it may be limited by the Credit Agreement.
Credit Facility
On June 22, 2021 Altisource S.à r.l, a subsidiary of Altisource Portfolio Solutions S.A., entered into a revolving credit facility with a related party, STS. STS is an investment fund managed by Deer Park Road Management Company, LP. Deer Park

Road Management Company, LP owns approximately 24% of Altisource’s common stock as of September 30, 2021 and its Chief Investment Officer and managing partner is a member of Altisource’s Board of Directors. Under the terms of the Credit Facility, STS will make loans to Altisource from time to time, in amounts requested by Altisource and Altisource may voluntarily prepay all or any portion of the outstanding loans at any time. The Credit Facility provides Altisource the ability to borrow a maximum amount of $20 million through June 22, 2022, $15 million through June 22, 2023, and $10 million until the end of the term. Amounts that are repaid may be re-borrowed in accordance with the limitations set forth below.
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
As of September 30, 2021, outstanding debt under the Credit Facility was $20.0 million.
Cash Flows
The following table presents our cash flows for the nine months ended September 30:

(in thousands)	2021	2020	% Increase (decrease)

Net loss adjusted for non-cash items	$(35,733)	$(6,141)	N/M
Changes in operating assets and liabilities	(5,400)	(7,936)	(32)
Net cash used in operating activities	(41,133)	(14,077)	(192)
Net cash provided by investing activities	1,875	805	133
Net cash provided by (used in) financing activities	17,929	(2,471)	N/M
Net decrease in cash, cash equivalents and restricted cash	(21,329)	(15,743)	35
Cash, cash equivalents and restricted cash at the beginning of the period	62,096	86,583	(28)

Cash, cash equivalents and restricted cash at the end of the period	$40,767	$70,840	(42)
_____________________________________
N/M — not meaningful.

Cash Flows from Operating Activities
Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net loss. For the nine months ended September 30, 2021, cash flows used in operating activities were $(41.1) million, or approximately $(0.31) for every dollar of service revenue ($(0.44) for every dollar of service revenue for the third quarter of 2021), compared to cash flows used in operating activities of $(14.1) million, or approximately $(0.05) for every dollar of service revenue for the nine months ended September 30, 2020 ($(0.03) for every dollar of service revenue for the third quarter of 2020). During the nine months ended September 30, 2021, the increase in cash used in operating activities was driven by an $29.6 million increase in net loss, adjusted for non-cash items, partially offset by lower cash used for changes in operating assets and liabilities of $2.5 million. The increase in net loss, adjusted for non-cash items, was primarily due to lower gross profit during the nine months ended September 30, 2021 from lower service revenue driven by the COVID-19 pandemic and the loss of certain services relating to one of Ocwen’s subservicing customers, partially offset by decreases in expenses as a result of COVID-19 cash cost savings measures, the Project Catalyst cost reduction initiatives and lower SG&A expenses. The decrease in cash used for changes in operating assets and liabilities was primarily driven by lower cash payments for annual incentive compensation bonuses in the first quarter of 2021 by $7.2 million partially offset by a decrease in accounts receivable of $1.8 million for the nine months ended September 30, 2021 compared to a decrease in accounts receivable of $10.1 million during the nine months ended September 30, 2020, largely driven by the timing of collections. Operating cash flows can be negatively impacted because of the nature of some of our services and the mix of services provided. Certain services are performed immediately following or shortly after the referral, but the collection of the receivable does not occur until a specific event occurs (e.g., the foreclosure is complete, the REO asset is sold, etc.). Furthermore, lower margin services generate lower income and cash flows from operations. Consequently, our cash flows from operations may be negatively impacted when comparing one period to another.
Cash Flows from Investing Activities
Cash flows from investing activities for the nine months ended September 30, 2021 and 2020 consisted of additions to premises and equipment and proceeds from the sale of a business. Cash flows provided by investing activities were $1.9 million and $0.8 million for the nine months ended September 30, 2021 and 2020, respectively. The change in cash provided by investing activities was primarily driven by the use of $(1.1) million for the nine months ended September 30, 2021 compared to $(2.5) million in 2020, for additions to premises and equipment primarily related to investments in the development of certain software applications and facility improvements. In addition, during the nine months ended September 30, 2021, we received $3.0 million in proceeds in connection with the second installment from the August 2018 sale of the rental property management business to RESI and net proceeds of $3.3 million from the sale of the Financial Services Business received on the one year anniversary of the sale closing received during the nine months ended September 30, 2020.
Cash Flows from Financing Activities
Cash flows from financing activities for the nine months ended September 30, 2021 and 2020 primarily included payments of tax withholdings on issuance of restricted share units and restricted shares and distributions to non-controlling interests, and for the nine months ended September 30, 2021, included proceeds from issuance of long-term debt, debt issuance costs and proceeds from convertible notes payable to related parties. Cash flows provided by (used in) financing activities were $17.9 million and $(2.5) million for the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021 and 2020, we made payments of $(0.9) million and $(1.5) million, respectively, to satisfy employee tax withholding obligations on the issuance of restricted share units and restricted shares. These payments were made to tax authorities, at the employees’ direction, to satisfy the employees’ tax obligations rather than issuing a portion of vested restricted share units and restricted shares to employees. In addition, during the nine months ended September 30, 2021 and 2020, we distributed $(1.8) million and $(1.0) million, respectively, to non-controlling interests. During the nine months ended September 30, 2021, we received proceeds from the issuance of long-term debt of $20.0 million and used $(0.5) million in debt issuance costs in connection with borrowings under the Credit Facility, and received proceeds from the Pointillist convertible notes payable to related parties of $1.2 million (no comparable amounts for the nine months ended September 30, 2020).
Liquidity Requirements after September 30, 2021
Our significant future liquidity obligations primarily pertain to long-term debt repayments and interest expense under the Credit Agreement and Credit Facility (see Liquidity section above), lease payments and distributions to Lenders One members. During the next 12 months, we expect to pay $12.4 million of interest expense (assuming no further principal repayments and the September 30, 2021 interest rate) under the Credit Agreement, $1.8 million of interest expense under the Credit Facility and make lease payments of $5.9 million.

We believe that our existing cash and cash equivalents balances, available borrowings under the Credit Facility and the estimated proceeds from the transaction between the shareholders of Pointillist and Genesys to sell all of the equity interests in Pointillist anticipated to close before the end of the 2021 calendar year, net of our anticipated cash flows used in operations, will be sufficient to meet our liquidity needs, including to fund operating expenses, required interest and lease payments, for the next 12 months.
Contractual Obligations, Commitments and Contingencies
For the nine months ended September 30, 2021, there were no significant changes to our contractual obligations from those identified in our Form 10-K for the fiscal year ended December 31, 2020 and this Form 10-Q, other than those that occur in the normal course of business. See Note 23 to the condensed consolidated financial statements.
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
Our critical accounting policies are described in the MD&A section of our Form 10-K for the year ended December 31, 2020 filed with the SEC on March 11, 2021. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2021.
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
Interest Rate Risk
As of September 30, 2021, the interest rate charged on the Term B Loan was 5.00%. The interest rate is calculated based on the Adjusted Eurodollar Rate (as defined in the senior secured term loan agreement) with a minimum floor of 1.00% plus 4.00%.
Based on the principal amount outstanding and the Adjusted Eurodollar Rate as of September 30, 2021, a one percentage point increase in the Eurodollar rate would increase our annual interest expense by approximately $2.5 million. There would be no decrease in our annual interest expense if there was a one percentage point decrease in the Eurodollar Rate, as a result of the 1.00% minimum floor.
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
As of September 30, 2021, an evaluation was conducted under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of September 30, 2021.
b)    Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Form 10-K for the year ended December 31, 2020 filed with the SEC on March 11, 2021, except as discussed in our Form 10-Q for the quarterly period ended June 30, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases of shares of common stock during the three months ended September 30, 2021. On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock in the open market, subject to certain parameters, for a period of five years from the date of approval. As of September 30, 2021, the maximum number of shares that may be purchased under the repurchase program is 2.4 million shares of the Company’s common stock. In addition to the share repurchase program, during the three months ended September 30, 2021, 994 common shares were withheld from employees to satisfy tax withholding obligations that arose from the vesting of restricted shares.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1 *	Section 302 Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2 *	Section 302 Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1 *	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021 is formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020; (iii) Condensed Consolidated Statements of Equity for the nine months ended September 30, 2021 and 2020; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020; and (v) Notes to Condensed Consolidated Financial Statements.

104 *	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

______________________________________
*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
(Registrant)

Date:	November 4, 2021	By:	/s/ Michelle D. Esterman
Michelle D. Esterman
Chief Financial Officer
(On behalf of the Registrant and as its Principal Financial Officer and Principal Accounting Officer)