Form 10-K
period 2021-12-31
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
filed 2022-03-03
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 1-34354

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
(Exact name of registrant as specified in its Charter)

Luxembourg	98-0554932
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
33, Boulevard Prince Henri
L-1724 Luxembourg
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2021 was $101,710,917 based on the closing share price as quoted on the NASDAQ Global Select Market on that day and the assumption that all directors and executive officers of the Company are affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of February 25, 2022, there were 15,936,269 outstanding shares of the registrant’s common stock (excluding 9,476,479 shares held as treasury stock).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s Annual Meeting of Shareholders to be held on May 17, 2022 are incorporated by reference into Part III of this report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2021.

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
This is the first Annual Report on Form 10-K we are filing as a smaller reporting company within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934, as amended. As a smaller reporting company, we may choose to comply with certain scaled or non-scaled financial and non-financial disclosure requirements on an item by item basis.
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
•Business services
Other Businesses
Earlier Stage Business
•Pointillist® customer journey analytics platform (sold on December 1, 2021, see Corporate and Financial Highlights for more detail)
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
2021 Highlights
Corporate and Financial
•Ended 2021 with $98.1 million of cash and cash equivalents, a 68% increase from December 31, 2020
•On December 1, 2021 Altisource sold all of its equity interest in Pointillist, Inc. (“Pointillist”). Altisource received approximately $106.0 million from the sale of its Pointillist equity and the collection of outstanding receivables, with $102.2 million received at closing, approximately $0.3 million deposited into the Working Capital Escrow and approximately $3.5 million deposited into the Indemnification Escrow. We recognized a pre-tax and after-tax gain of $88.9 million from the sale
•The Company reduced 2021 cash operating costs (excluding outside fees and services) by $49.3 million, representing a 25% reduction from 2020
•The Company announced on July 29, 2021 that it was evaluating ways to enhance shareholder value with the Origination business, including the potential for a divestiture, joint venture, third party investment in or other strategic transaction. Altisource recently concluded this process and, after exploring a range of alternatives, determined that it is in the best interests of the Company and its shareholders to retain and further invest in the business. The Company believes that the Origination business’s unique distribution engine and strong growth prospects will be a significant catalyst to create value for shareholders

Business Highlights
•Hubzu referrals in 2021 were 30% higher than 2020, including a 62% increase in foreclosure referrals and a 6% decrease in REO referrals. As of December 31, 2021 Hubzu inventory was over 6,300 homes, representing a 27% increase compared to December 31, 2020, including a 67% increase in foreclosure inventory and a 5% decrease in REO inventory
•Service revenue from our Origination business grew by 11% in 2021 to $58.0 million compared to 2020 and Lenders One membership grew by 13% to 251 members over the same period
•The Company launched a tri-merge credit report solution and other related products required to manufacture a loan which include verification of employment, income and assets and undisclosed debt notification
•The Company launched the Lenders One Loan Automation technology (“LOLA”). LOLA is an internally developed technology solution designed to make it easier for Lenders One members to order and receive our solutions through a single point of entry and automate loan manufacturing processes to improve Lenders One members’ operational efficiency and reduce costs
•On May 5, 2021 Altisource entered into an agreement with Ocwen Financial Corporation (together with its subsidiaries, “Ocwen”) that extended the terms of certain services agreements from August 2025 through August 2030 and expanded the scope of solutions to include, among others, the opportunity for the Company to provide first and second chance foreclosure auctions on Federal Housing Administration (“FHA”) loans, field services on Ocwen’s FHA, Veterans Affairs and United States Department of Agriculture loans (collectively, “Government Loans”), and title services on FHA and Veterans Affairs loans, subject to a process to confirm Altisource’s ability to meet reasonable performance requirements
Customers
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
During the year ended December 31, 2021, Ocwen was our largest customer, accounting for 31% of our total revenue. Ocwen purchases certain mortgage services from us under the terms of services agreements and amendments thereto (collectively, the “Ocwen Services Agreements”) with terms extending through August 2030. Certain of the Ocwen Services Agreements contain a “most favored nation” provision and also grant the parties the right to renegotiate pricing, among other things.
Revenue from Ocwen primarily consists of revenue earned from the loan portfolios serviced and subserviced by Ocwen when Ocwen engages us as the service provider, and revenue earned directly from Ocwen, pursuant to the Ocwen Services Agreements. For the years ended December 31, 2021 and 2020, we recognized revenue from Ocwen of $55.6 million and $197.8 million, respectively. Revenue from Ocwen as a percentage of consolidated revenue was 31% and 54% for the years ended December 31, 2021 and 2020, respectively.
We earn additional revenue related to the portfolios serviced and subserviced by Ocwen when a party other than Ocwen or the MSR owner selects Altisource as the service provider. For the years ended December 31, 2021 and 2020, we recognized $9.5 million and $23.8 million, respectively, of such revenue. These amounts are not included in deriving revenue from Ocwen and revenue from Ocwen as a percentage of revenue discussed above.
During the second quarter of 2020, Ocwen informed us that an MSR investor instructed Ocwen to use a field services provider other than Altisource on properties associated with certain MSRs. Based upon the impacted portfolios and the designated service provider, Altisource believes that Ocwen received these directions from New Residential Investment Corp. (individually, together with one or more of its subsidiaries or one or more of its subsidiaries individually, “NRZ”). We believe Ocwen commenced using another field services provider for these properties in July 2020 and continued to transition services during the third quarter of 2020. We believe that the transition to the replacement field service provider was largely completed as of September 30, 2020. We estimate that $0.5 million and $70.1 million of service revenue from Ocwen for the years ended December 31, 2021 and 2020, respectively, was derived from Field Services referrals from the NRZ portfolios. Ocwen also communicated to Altisource in the fourth quarter of 2020 that the same investor instructed Ocwen to use a provider for default valuations and certain default title services other than Altisource on properties associated with such certain MSRs and commenced moving these referrals to other service providers in the fourth quarter of 2020, with the bulk of such transition occurring during 2021. We anticipate that the transition of such default valuations and title services will continue during the course of 2022. We estimate that $2.9 million and $18.2 million of service revenue from Ocwen for the years ended December 31, 2021 and 2020, respectively, was derived from default valuations and title services referrals from the NRZ portfolios. To address the reduction in revenue, Altisource undertook several measures to further reduce its cost structure, strengthen its operations and generate cash.
On May 5, 2021 we entered into an agreement with Ocwen (the “Agreement”) pursuant to which the terms of certain services agreements between us and Ocwen were extended from August 2025 through August 2030 and the scope of solutions we provide to Ocwen was expanded to include, among other things, the opportunity for the Company to provide first and second chance foreclosure auctions on Government Loans, and title services on FHA and Veterans Affairs loans, subject to a process to confirm Altisource’s ability to meet reasonable performance requirements, which process is continuing. The Agreement established a framework for us to expand the foreclosure trustee solutions we provide to Ocwen in additional states, and, as mutually agreed upon by the parties, to deliver reverse mortgage related solutions to Ocwen, subject to negotiation of appropriate statements of work or other agreements, a process to confirm Altisource’s ability to meet reasonable performance requirements, and technical integrations, as may be applicable. The Agreement further resolved the contractual dispute between the parties related to Ocwen’s transfer to NRZ the rights to designate service providers other than Altisource, including mutual releases with respect to such dispute. The Agreement also addressed Ocwen’s rights in the event of certain change of control or sale of a business transactions by us on or after September 1, 2028. Since the date of the Agreement, Ocwen has transitioned over 2,300 of its foreclosure auction inventory on Government Loans to us and increased our percentage of field services referrals on its Government Loans.
As of December 31, 2021, accounts receivable from Ocwen totaled $3.0 million, $2.8 million of which was billed and $0.2 million of which was unbilled. As of December 31, 2020, accounts receivable from Ocwen totaled $5.9 million, $5.1 million of which was billed and $0.8 million of which was unbilled.
NRZ
NRZ is a real estate investment trust that invests in and manages investments primarily related to residential real estate, including MSRs and excess MSRs.
Ocwen has disclosed that NRZ is its largest client. As of December 31, 2021 approximately 21% of loans serviced and subserviced by Ocwen (measured in unpaid principal balance (“UPB”)) were related to NRZ MSRs or rights to MSRs. In July 2017 and January 2018, Ocwen and NRZ entered into a series of agreements pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer from Ocwen to NRZ of Ocwen’s legal title to certain of its MSRs (the “Subject MSRs”) and under which Ocwen will subservice mortgage loans underlying the MSRs for an initial term of five years, subject to early termination rights.
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
For the years ended December 31, 2021 and 2020, we recognized revenue from NRZ of $3.1 million and $8.6 million, respectively, under the Brokerage Agreement. For the years ended December 31, 2021 and 2020, we recognized additional revenue of $13.6 million and $35.1 million, respectively, relating to the Subject MSRs when a party other than NRZ selects Altisource as the service provider.
Other
Our services are provided to customers predominantly located in the United States.

Sales and Marketing
Our sales and marketing team has extensive relationship management and industry experience. These individuals cultivate and maintain relationships throughout the industry sectors we serve. We sell our suite of services to mortgage servicers, mortgage originators, GSEs, buyers and sellers of homes for investment use and financial services firms.
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
Intellectual Property and Data
We rely on a combination of contractual restrictions, internal security practices, patents, trademarks and copyrights to establish and protect our trade secrets, intellectual property, software, technology and expertise. We also own or, as we deem necessary and appropriate, have obtained licenses from third parties to intellectual property relating to our services, processes and businesses. These intellectual property rights are important factors in the success of our businesses.
As of December 31, 2021, we have been awarded two patents that expire in 2023, one patent that expires in 2024, seven patents that expire in 2025, three patents that expire in 2026, one patent that expires in 2027, two patents that expire in 2029, one patent that expires in 2030 and one patent that expires in 2036. In addition, we have registered trademarks in a number of jurisdictions including the United States, the European Union (“EU”), India and five other jurisdictions. These trademarks generally can be renewed indefinitely, provided they are being used in commerce.
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
Market and Competition
We sell our suite of services to mortgage servicers, mortgage originators, GSEs, buyers and sellers of homes for investment use and financial services firms. The mortgage and real estate markets are very large and are influenced by macroeconomic factors such as credit availability, interest rates, home prices, inflation, unemployment rates, consumer confidence and the COVID-19 pandemic.
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

Employees
As of December 31, 2021, we had the following number of employees:

	United States	India	Uruguay	Luxembourg	Consolidated Altisource

Total employees	437	1,516	63	8	2,024
Seasonality
Certain of our revenues can be impacted by seasonality. More specifically, revenues from property sales, loan originations and certain property preservation services in Field Services typically tend to be at their lowest level during the fall and winter months and at their highest level during the spring and summer months.
Government Regulation
Our business and the business of our customers are or may be subject to extensive scrutiny and regulation by federal, state and local governmental authorities including the Federal Trade Commission (“FTC”), the Consumer Financial Protection Bureau (“CFPB”), the Securities and Exchange Commission (“SEC”), the Department of Housing and Urban Development (“HUD”), the Treasury Department, various federal and state banking, financial and consumer regulators and the state and local agencies that license or oversee certain of our auction, real estate brokerage, mortgage and debt collection services, trustee services, mortgage origination underwriter and broker services, property management services, insurance services and credit report reselling services. We also must comply with a number of federal, state and local laws, which may include, among others:
•the Americans with Disabilities Act (“ADA”);
•the Bank Secrecy Act;
•the California Homeowner Bill of Rights (“CHBR”);
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
•the Real Estate Settlement Procedures Act (“RESPA”);
•the Secure and Fair Enforcement for Mortgage Licensing (“SAFE”) Act;
•the Servicemembers Civil Relief Act (“SCRA”);
•the Telephone Consumer Protection Act (“TCPA”);
•the Truth in Lending Act (“TILA”); and
•Unfair, Deceptive or Abusive Acts and Practices statutes (“UDAAP”); and
•Applicable state laws addressing consumer data privacy, use or disclosure.
We are also subject to the requirements of the Foreign Corrupt Practices Act (“FCPA”) and comparable foreign laws due to our activities in foreign jurisdictions.
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
We are subject to licensing and regulation as a provider of certain services including, among others, services as a mortgage origination underwriter, mortgage broker, valuation provider, appraisal management company, asset manager, property inspection and preservation provider, title insurance agent, insurance broker and underwriter, real estate broker, auctioneer, foreclosure trustee and credit report reseller in a number of jurisdictions. Our employees and subsidiaries may be required to be licensed by or registered with various jurisdictions for the particular type of service sold or provided and to participate in regular continuing education programs. Periodically, we are subject to audits, examinations and investigations by federal, state and local governmental authorities and receive subpoenas, civil investigative demands or other requests for information from such governmental authorities in connection with their regulatory or investigative authority. Due to the inherent uncertainty of such actions, it is often difficult to predict the potential outcome or estimate any potential financial impact in connection with any such inquiries.
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

Risks Related to the COVID-19 Pandemic
We face certain risks related to the COVID-19 pandemic and the measures taken to prevent its spread. The COVID-19 pandemic continues to have a profound impact on our business, our customers, the industries in which we operate, and the societies and economies in which we conduct our business and operations. We anticipate that we will continue to experience significant impacts of the COVID-19 pandemic through at least the middle of the 2023 calendar year. However, the extent and duration of the impact of the COVID-19 pandemic and governmental, mortgage servicer, mortgage investor and societal responses will depend on future developments, including the duration, cycles and severity of the pandemic, which remain highly uncertain. As a result, it is difficult to predict the impact on our business. Further, as a result of interruptions caused by the pandemic and responses to the pandemic by our customers, various governmental bodies and mortgage investors:
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
•The demand for our services and our vendors’ ability to provide services in a timely and cost-effective fashion may be negatively impacted, which could result in a reduction in our revenue, a delay in the planned growth of our revenue and/or an increase in our costs; we may not be able to increase our fees to cover the additional costs. For example, foreclosure and REO referrals may be impacted by continuing or new foreclosure and eviction moratoriums, growing homeowner equity or loss mitigation measures. In addition, certain of our field services offerings may be precluded by government orders limiting the performance of non-essential services or become difficult to fulfill due to our field vendors’ reluctance to perform services, especially services that are not clearly specified by authorities as essential or those that present the potential for human contact.
•We may need to seek alternate vendors or suppliers as existing vendors and suppliers may be unable to timely and cost effectively provide services or products. Vendors may be unable to hire or retain personnel or acquire the supplies necessary to provide us with services or products. If we are not able to contract with alternate vendors or suppliers our operations could be negatively impacted. There may be an insufficient number of vendors or suppliers available to meet demand, which may result in an increase in the cost or unavailability of services or products required for operations; we may not be able to increase our fees to cover the additional costs. The foregoing may disrupt our operations, negatively impact our ability to provide services, increase our costs, cause us to breach contractual obligations or forgo business opportunities, or otherwise negatively impact our financial performance. In addition, our customers or consumers may be unwilling to interact with our employees or vendors, or visit properties related to our services, which may impact our ability to provide such services.
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
We transitioned a significant portion of our workforce to work remotely to protect the health and safety of our workforce and customers and, in certain instances, in response to government actions. We may incur significant costs associated with such work arrangements and we may not be able to increase our fees to cover the additional costs. Our business continuity plans in the face of remote working and other adjustments to business may not be sufficient to address business interruptions or a global pandemic of COVID-19's scale and magnitude, or may not be implemented on a timely or error free basis in response to changes, resulting in negative operational impacts and errors. Our oversight of employees and controls intended to maintain consistent operations and quality of products and services or to avoid employee error or misconduct may be compromised or no longer effective and we may not become aware of the same on a timely basis to avoid or reduce negative impacts.
Employing a remote work environment could decrease employee productivity, including due to a lower level of employee oversight, distraction caused by the pandemic and its impact on daily life, employee health conditions or illnesses, employees acting as caregivers, disruption due to home schooling and child care obligations, use of slower residential Internet connections, the instability, inadequacy or unavailability of our network, or unstable electrical services or unreliable Internet access. We also may face increased data privacy and security risks resulting from the use of non-Altisource networks to access information and to provide services. Additional risks to our systems and data, and customer, vendor and/or borrower data are presented by increased phishing activities targeting employees, vendors and counterparties in transactions, the possibility of attacks on our systems or systems of employees working remotely as well as by decreased supervision or monitoring of employees and the potential for increased employee distractions. Remote work arrangements could also negatively impact certain controls, such as our financial reporting systems, internal control over financial reporting and disclosure controls and procedures, and controls designed to detect or prevent misconduct. If we do face a reduction in productivity, data privacy or cybersecurity failures or breaches, or issues with our controls, we may incur additional costs to address such issues and our financial condition and results may be adversely impacted.
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
Further, we could face legal claims from employees, contractors, vendors, borrowers or other individuals who claim to have been exposed to and contracted the COVID-19 virus as a result of our failure to comply with legal or hygiene requirements related to COVID-19 in the provision of our services. We could face exposure to fines, regulatory or legal actions if we fail to timely or effectively implement or comply with sanitary, health, employment or other measures mandated by applicable governmental or health authorities, but we could also face exposure to fines or regulatory or legal actions from employees, vendors, governmental authorities or others related to our efforts to comply with such measures.
If we face claims under contracts or claims from employees, contractors, vendors, borrowers, authorities or others our insurance coverage may not be applicable to, or sufficient to cover, all claims, costs, and damages we incur, which would result in us bearing these costs.
The COVID-19 pandemic and its ramifications could further aggravate, accelerate, or precipitate any of the risk factors discussed below.
Risks Related to Our Business and Operations
We earn a significant portion of our revenue in connection with providing services to two customers.
A significant portion of our revenue is earned from providing services to Ocwen and NRZ. If either party substantially reduces the scope or volume of services acquired from us, or otherwise ceases using us as a vendor, it would negatively impact our business. For example, we could experience a reduction in scope or volume of business as a direct or indirect result of the existence or outcome of regulatory matters impacting one or more of these clients or a change in the servicing relationship between these clients. In addition, providing services to these customers affords us the opportunity to provide certain services to third parties and the loss of these customers would also result in the loss of these additional revenue streams. For example, we may have the opportunity to earn commissions or fees from, or we may be able to provide on-line auction services, title insurance and escrow services, or other services to, buyers on certain real estate transactions, and the loss of these customers would also prevent us from offering these additional services related to the underlying transaction.
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
We entered into a Brokerage Agreement with NRZ’s licensed brokerage subsidiary. If the agreement is terminated, expires, is breached or if there is a significant reduction in the volume of services that we provide pursuant to such agreement, our business and results of operations could be adversely affected.
On August 28, 2017, Altisource, through its licensed subsidiaries, entered into the Brokerage Agreement with NRZ which extends through August 2025. Under this agreement and related amendments, Altisource is the exclusive provider of brokerage services for REO associated with the certain MSRs through August 2025, irrespective of the subservicer, as long as NRZ owns such MSRs. The Brokerage Agreement may be terminated by NRZ upon the occurrence of certain specified events. Termination events include, but are not limited to, a breach of the terms of the Brokerage Agreement (including, without limitation, the failure to meet performance standards and non-compliance with law in a material respect), the failure to maintain licenses which failure materially prevents performance of the contract, regulatory allegations of non-compliance resulting in an adversarial proceeding against NRZ, voluntary or involuntary bankruptcy, appointment of a receiver, disclosure in a Form 10-K or Form 10-Q that there is significant uncertainty about Altisource’s ability to continue as a going concern, failure to maintain a specified level of cash and an unapproved change of control. NRZ could decide to not renew or extend the term of the Brokerage Agreement upon its termination in August 2025, in which case NRZ may elect to use a brokerage service provider other than the Altisource subsidiaries for some or all of its REO. If any one of these termination events occurs and the Brokerage Agreement is terminated or if the Brokerage Agreement is not renewed or extended Altisource’s business and results of operations could be adversely affected.
In addition, NRZ operational changes, breach of the Brokerage Agreement or other actions that reduce the number of properties converting to REO status could: (i) reduce the volume of services that we provide on the applicable MSRs pursuant to our agreements with Ocwen, and (ii) reduce the volume of services that we provide pursuant to the Brokerage Agreement.
Technology disruptions, failures, defects or inadequacies, delays or difficulties in implementing software or hardware changes, acts of vandalism or the introduction of harmful code could damage our business operations and increase our costs.
We rely on critical technology to provide certain of our services. We rely on our proprietary technology in our Hubzu real estate marketing, Equator®, Equator.com, TrelixTM Connect, Vendorly®, RentRange®, REALSynergy®, Lenders One Loan Automation and other platforms. We leverage third party technology to provide certain of our services, including using third party order management and billing technology in our default businesses, and using third party technology to access data or take actions, such as governmental filings, and externally hosted and managed data centers and operating environments. Disruptions, failures, defects or inadequacies in our technology or third party technology or related services we utilize, delays or errors in developing of our technology, or acts of vandalism, misuse or malicious use of our solutions, system attacks or the introduction of malicious code in technology we utilize, may interrupt or delay our ability to provide products or services to our customers, impact our ability to satisfy performance requirements, or cause the loss, corruption or disclosure of data. We may be a particular target for network hackers or others with malicious intent due to our storage and processing of consumer information as part of providing our services or as a result of operating public-facing technology platforms, including, for example, our Hubzu marketing platform. Any sustained and repeated disruptions in these services may have an adverse impact on our and our customers’ business and results of operations and, in the case of acts of vandalism or introduction of harmful code, could necessitate improvements to our physical and cybersecurity practices that may require an investment of money, time and resources.
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
We rely on certain third parties to provide services, products and solutions including certain data, infrastructure, technology, systems and functionality including a third party hosted and managed data center and operating environment (collectively, “Inputs”) critical to our services, including our Hubzu real estate marketing, Field Services, Equator, Trelix Connect, Vendorly, RentRange and other solutions. The failure of such third parties to provide or make available the Inputs in accordance with applicable requirements could negatively impact our ability to provide our services or perform transactions and to meet our obligations. In addition, these third parties could cease providing or reduce the availability, type, details or other aspects of the Inputs, and change the pricing, performance or functionality of the Inputs. If such Inputs become unavailable or too expensive and we are unable to obtain suitable alternatives and efficiently and effectively integrate these alternatives into our service offerings or infrastructure, we could experience service disruptions, increased costs and reduced quality of our services.
The Company’s databases contain our proprietary information, the proprietary information of third parties and personal information of our customers, consumers, vendors and employees. Our failure to comply with applicable information management requirements or best practices or the legal rights of individuals about whom we collect or process personal information, or an unauthorized disclosure of information, could subject us to adverse publicity, investigations, fines, costly government enforcement actions or private litigation and expenses.
As part of our business we collect, store, process, transfer and dispose in tangible and electronic forms customer, consumer, vendor and employee personal information (“PI”). We and our vendors rely on processes that are intended to provide necessary notices regarding the collection, storage, processing and destruction of PI, and to permit subjects to exercise their legal rights concerning their PI in our possession. If those processes are not sufficient or experience an error, we or our vendors may fail to comply with applicable requirements concerning PI. In addition, we rely on the security of our facilities, networks, databases, systems and processes and, in certain circumstances, third parties, such as vendors, to protect PI. If our controls and those of our customers or vendors are not effective, are outdated or do not exist, or if we fail to detect or respond to attacks or intrusions, unauthorized parties may gain access to our networks or databases or information, or those of our customers or vendors with which we interconnect or share information, and they may be able to steal, publish, delete, or modify PI. In addition, employees may intentionally or inadvertently cause data or security breaches that result in unauthorized release of such PI. Further, our efforts to delete or destroy PI may not be consistent with our disclosed policies or may not be successful, resulting in the theft or unintentional disclosure of PI, including when disposing of media on which PI may be stored. In such circumstances, our business could be harmed and we could be liable to our customers, employees or vendors, or to regulators, consumers or other parties, as well as be subject to notification requirements or regulatory or other actions for breaching applicable laws or failing to adequately protect such information. This could result in costly investigations and litigation, civil or criminal penalties, large scale remediation requirements, operational changes or other response measures, significant penalties, fines, settlements, costs, consent orders, loss of consumer confidence in our security measures and negative publicity.
The insurance underwriting loss limitation methods we use could fail.
Altisource, through its subsidiary Association of Certified Mortgage Originators Risk Retention Group, Inc., provides certified loan insurance to its customers. Altisource reduces a portion of its risk of insurance loss through third party reinsurance. The incidence and severity of claims against insurance policies are inherently unpredictable. Although we attempt to manage our exposure to insurance underwriting risk through the use of disciplined underwriting controls and the purchase of third party reinsurance, we maintain first loss exposure and the frequency and severity of claims could be greater than contemplated in our pricing and risk management methods and our controls and mitigation efforts may not be effective or sufficient.
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

Under certain material agreements to which we are currently a party or into which we may enter in the future, the formation by shareholders of Altisource of a “group” with ownership of Altisource capital stock exceeding a defined percentage may give rise to a termination event or an event of default.
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
We rely on third party vendors to provide goods and services in relation to many aspects of our operations, including certain providers of web-based services or software as services. Our dependence on these vendors makes our operations vulnerable to the unavailability of such third parties, the pricing and quality of services and products offered by such third parties, solvency of those third parties and such third parties’ failure to perform adequately under our agreements with them. In addition, where a vendor provides services or products that we are required to provide under a contract with a customer, we are generally responsible for such performance and could be held accountable by the customer for any failure of performance by our vendors or related defects. If our vendor sourcing efforts are not effective or if we are otherwise not able to secure an appropriate supply and quality of vendors, services or supplies, or if vendors are prohibited or prevented from performing the services or providing the products for which we contract, including as the result of restrictions imposed by state or local governments or health departments, we may be unable to provide services or compliant services. If our vendor oversight activities are ineffective or if a vendor fails to provide the services or products that we require or expect, or fails to meet contractual requirements, such as service levels or compliance with applicable laws, the failure could negatively impact our business by adversely affecting our ability to serve our customers or subjecting us to litigation and regulatory risk for ineffective vendor oversight. Furthermore, the failure to obtain services or products at anticipated pricing could impact our cost structure and the prices of services we provide and we may not be able to increase our fees to cover the additional costs. In addition, Altisource may be contractually required by its customers or by applicable regulations to oversee its vendors and document procedures performed to demonstrate that oversight. If we fail to meet such customer or regulatory requirements, or we face difficulties managing our relationships with third party vendors, we may lose customers or may no longer be granted referrals for certain services or could be subject to adverse regulatory action.
We make extensive use of contractors in certain of our lines of business. If we are required to reclassify contractors as employees, we may incur fines and penalties and additional costs and taxes.
A significant number of contractors provide services in our operations for whom we do not pay or withhold any federal, state or local employment tax or provide employee benefits. These contractors may be retained by us or retained by vendors providing services to us. There are a number of tests used in determining whether an individual is an employee or a contractor. There can be no assurance that legislative, judicial or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change, or at least challenge, the classification of our contractors. The United States Internal Revenue Service or other United States federal or state authorities or similar authorities of a foreign government may determine that we or our vendors have misclassified our contractors for employment tax or other purposes and, as a result, seek additional taxes from us, require us to pay certain compensation or benefits to wrongly classified employees, or attempt to impose fines or penalties. In addition, contractors or contractors or employees of our vendors may assert claims that they are our employees and seek to recover compensation, benefits, damages and penalties from us. If we are required to pay employer taxes, pay backup withholding compensation, benefits, damages or penalties with respect to prior periods with respect to or on behalf of our contractors or contractors or employees of our vendors, our operating costs will increase.
We could have conflicts of interest with Ocwen, NRZ, Deer Park Road Management Company L.P., or affiliates of the foregoing, and/or certain of our shareholders, members of management, employees and members of our Board of Directors, which may be resolved in a manner adverse to us.
We have significant business relationships with and provide services to Ocwen and to NRZ, a $20 million revolving line of credit with a fund managed by Deer Park Road Management Company L.P (“Deer Park”) and business relationships with certain companies, in which William C. Erbey has invested. Deer Park and William C. Erbey have disclosed that they own equity interest in Altisource representing approximately 24% and 38%, respectively, of Altisource’s outstanding common stock as of February 2, 2022. Certain members of our management and independent members of our Board of Directors (or entities affiliated with such Board of Directors members) have direct or beneficial equity interests in Ocwen or in NRZ, including in one instance, equity interests in Ocwen (estimated to be slightly less than 9%) and Altisource (approximately 24%) as well as debt of both of these parties, equity interests in NRZ (less than 1%) and a management position at and equity interest in Deer Park. Such interests and relationships could create, or appear to create, potential conflicts of interest with respect to matters potentially or actually involving or affecting us and Ocwen, NRZ, Deer Park, William C. Erbey or their affiliates. There can be no assurance that we will implement measures that will enable us to manage such potential conflicts. There can be no assurance that any current or future measures that may be implemented to manage potential conflicts will be effective or that we will be able to manage or resolve all potential conflicts with Ocwen, NRZ, Deer Park, William C. Erbey or their affiliates and, even if we do, that the resolution will be no less favorable to us than if we were dealing with another third party that has none of the connections we have with Ocwen, NRZ, William C. Erbey or Deer Park. There can be no guarantee that we will be able to continue to implement appropriate measures to manage these potential conflicts of interest.
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
To maintain our substance and leadership as a Luxembourg company, we seek to convene Board meetings in Luxembourg several times each year and our executive management is largely based in Luxembourg. The travel required by our directors, and current restrictions on and requirements for such travel, to Luxembourg may serve as an impediment to attract and retain directors and director candidates. Our Luxembourg location can also make it difficult to attract and retain executive officers and other senior leadership and to achieve diversity in such roles.
We may face difficulties to attract, motivate and retain skilled employees.
Our business is labor intensive and places significant importance on our ability to recruit, engage, train and retain skilled employees. Additionally, demand for qualified professionals with experience in certain businesses or technologies may exceed available supply. Our ability to recruit and train employees is critical to achieving our growth objective. Further, some of our business operations require recruiting and retaining employees with certain professional licenses, particularly in the United States. In 2021, we saw an increase in demand for professionals licensed to work in our originations, real estate brokerage and auction, and default business, and significant turnover in those areas. So far in 2022, we face inflationary wage pressures which may continue for an extended period. We may continue to encounter significant challenges in attracting and retaining employees as needed to satisfy demand or growth expectations for our services, or to be able to limit compensation related costs to make operations economically viable. We may not be able to attract and retain skilled employees. We may face an increase in wages or other costs of attracting, training or retaining skilled employees. In addition, attrition of current employees may negatively impact our ability to provide services of a quality or volume that satisfy applicable contractual obligations or that support our planned growth or expansion of services.
The presence of our operations in multiple countries subjects us to risks endemic to those countries.
We have employees and operations outside of the United States in countries such as Luxembourg, India and Uruguay. The occurrence of natural disasters, epidemics or other health emergencies, or political or economic instability impacting these countries could interfere with work performed by these labor sources or could result in us having to replace or reduce these labor sources.
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
We have significantly expanded the scope of services that we provide to our existing customer base and expanded our customer portfolio with the addition of new customers. As part of our business and financial planning, we make assumptions about the quantity and timing of services that each of these customers will order from us. In many instances, however, our customers may not be obligated to acquire our services or may only be obligated to acquire our services to the extent the customer can make use of such services. Our volume of sales may not materialize to the extent our customers elect to use providers of services other than us, or if economic or industry conditions exist such that our customers do not require the assumed quantity of services. For example, economic conditions and restrictions instituted by governmental authorities, GSEs, servicers or investors may negatively impact the quantity or timing of customer demand for our services despite the existence of an agreement. Our customers may use more than one provider for given services resulting in such customers varying over time the quantity or mix of services acquired from us versus other providers. Even in cases where our customer contracts require minimum purchases by a customer, we may be unable or we may determine that it is inadvisable for us to seek to enforce or collect upon the contractual minimums.
We may fail to adapt our services to changes in technology or in the marketplace related to mortgage servicing or originations, changing requirements of governmental authorities, GSEs and customers. Customers may seek to reduce reliance upon or the number of service providers.
The markets for our services are characterized by constant technological and other changes, our customers’ and competitors’ frequent introduction of new services, and evolving industry standards and government regulations. We are currently in the process of, and from time to time will be, developing and introducing new services and technologies and improvements to existing services and technologies. Our future success will be significantly affected by our ability to complete our current efforts and in the future enhance, our services and technologies, and to develop and introduce new services that address the increasingly sophisticated needs of our customers and their customers, as well as our ability to reduce costs by relying on cloud architecture and other infrastructure advancements. These efforts may include implementing new real estate auction and marketing capabilities, as well as technological and other modifications to increase efficiency and flexibility in supplying our default-related and originations services. These initiatives carry the risks associated with any new service development effort, including cost overruns, delays in delivery and performance effectiveness. There can be no assurance that we will be successful in developing, marketing, selling and implementing new and improved services. In addition, we may experience difficulties that could delay or prevent the successful development, introduction and marketing of these services. Our services and their enhancements may also not adequately meet the demands of the marketplace or governmental authorities and achieve market acceptance.
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
Historically, our strategy has included the acquisition of complementary businesses from time to time. In the future, we may consider acquisitions of or merger with other businesses that we believe could complement our business, offer us greater access in our current markets or offer us greater access and expertise in other asset types and markets that are related to ours but we do not currently serve. Our ability to pursue additional acquisitions in the future is dependent on our access to sufficient capital (equity and/or debt) to fund the acquisition and subsequent integration. Because of the obligations to maintain a minimum cash threshold in the Cooperative Brokerage Agreement and restrictions in our senior secured term loan agreement, we may not be able to secure adequate capital as needed on terms that are acceptable to us, or at all.
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

Failure to properly and timely integrate any acquired business may result in our inability to realize the expected value from the acquisition, which can lead us to generate less revenue and/or earnings than anticipated, and/or sell or otherwise dispose of the acquired business at a loss.
Risks Related to our Industry
Changes in economic and market conditions that reduce residential real estate sales or values or mortgage originations could negatively impact demand for our services.
Economic or market fluctuations such as a decrease in sales of residential properties or an increase in sales transaction timelines could reduce the demand for certain of our services related to marketing and real estate sale transactions, including services ancillary to such transactions, such as closing services and title insurance services. Typically, the volume of residential property sales decline and transaction timelines increase as residential mortgage interest rates increase, financing options and availability for borrowers decline or consumer confidence falls. A reduction in the volume of real estate transactions or the sales price of real estate could negatively impact our residential real estate brokerage and auction businesses which have commission fees that are generally set as a percentage based on the property sale price. Demand for services from other businesses, such as mortgage origination, valuation, title and closing, may also decline as a result of a reduction in real estate transaction volumes. Home price appreciation typically increases equity in the borrowers’ homes providing borrowers with more options to avoid foreclosure and, therefore, reducing foreclosure auction and REO referrals and ancillary services such as closing and title insurance services.
Economic or market fluctuations that reduce the volume or value of residential mortgage originations or re-financings could decrease the demand for our mortgage origination and mortgage insurance related services, including those provided to members of the Lenders One mortgage cooperative. An increase in interest rates for residential mortgages or a decline in financing available for borrowers as a result of an inflationary environment or government action responding to the same could result in a decrease in such demand. Increasing housing prices could reduce the number of sale transactions resulting in a decrease in new mortgage originations.
A reduction in residential mortgage delinquencies, defaults or foreclosures in the United States can negatively affect demand for certain of our services.
We provide certain services to residential mortgage servicers and subservicers, as well as government sponsored entities, federal agencies and others, to protect, preserve, manage and potentially dispose of properties securing residential mortgage loans, when such loans become delinquent, default, undergo foreclosure or become a REO asset. Rates of residential mortgage delinquencies, defaults and foreclosures can be negatively impacted by numerous factors, including strengthening economic conditions, increasing housing values, decreasing residential mortgage interest rates, a reduction in the number of residential mortgages outstanding or a reduction in home ownership levels or by governmental action. National servicing standards, federal and state government scrutiny and regulation, requirements specifying loan loss mitigation, modification and foreclosure procedures, rules instituted by governmental authorities, GSEs, servicers or investors preventing actions related to loan delinquencies and foreclosures, including moratoriums on foreclosures and mortgage payment forbearance plans may also reduce the number of mortgage loans entering the foreclosure process or suspend pending foreclosure and eviction actions. Such conditions could negatively impact demand for our default services. Reductions in the rates of residential mortgage delinquencies, defaults, foreclosures and REO would likely reduce demand for our services related to inspecting, maintaining, valuing, marketing and selling such assets.
If faced with an extended period of decline in demand for and revenue from certain of our services as a result of economic conditions or due to government, GSE, servicer or investor restrictions related to loan delinquencies and foreclosures, including moratoriums on foreclosures and mortgage payment forbearance plans, we may be unable to sufficiently adjust our cost structure to avoid losses in our operations that provide such impacted services or to maintain our ability to offer those services in the future. The expiration dates of certain requirements that impact demand for our services may be indefinite or extended in the future making it difficult to predict when such requirements may end. In response to such conditions, we may be required to modify or suspend such operations which could negatively impact our ability to timely respond to an increase in demand for such services or to provide such services in the future, or which could cause us to incur significant expense to restart or scale such services in response to an increase in demand.
Developments that impact residential foreclosures or the supply or sale of REO could negatively affect demand for certain of our default services and negatively impact our ability to meet certain contractual performance metrics.
Reduction in residential foreclosures or the supply or sales of REO in the United States could reduce the demand for and volume of certain of our services, including foreclosure auction, REO asset management, REO property inspection and preservation, real estate brokerage, real estate auction and marketing services, as well as sales of REO, especially in cases where more desirable properties are sold at foreclosure auctions and do not convert to REO. For example, we anticipate that the continuing impact of foreclosure and eviction moratoriums and residential mortgage loss mitigation requirements will extend the period of reduced foreclosure sales and supply of foreclosure auctions and REO we receive from our customers through the middle of 2023 compared to historical levels. The reduced supply of REO or sales of REO could also impact our ability to meet certain contractually required service metrics, especially those metrics tied to satisfying certain conversion percentage requirements as the size of the applicable population declines and the population of REO that remains is often the most difficult to sell. Reduced volumes may make it more difficult to provide services in an economic manner, undermine beneficial efficiencies, and increase the risks and costs of securing vendors to provide required services and products on a smaller scale.
We may not be able to effectively manage rapid or unanticipated increases in foreclosures or the supply or sale of REO which could negatively impact our ability to satisfy service level metrics that are tied to conversion rates or other percentage requirements. For example, if a service metric specifies that a certain percentage of the total population of REO is to be sold within a defined period of time, a rapid increase in the total REO population may increase the risk of failing to meet the defined percentage metric during the period required to prepare the newly added REO to be marketed.
Service metrics which may be impacted include those related to REO conversion rates, aging of REO, time on market and sale price compared to valuation. If we fail to satisfy applicable performance metrics or perform in a manner satisfactory to our customers, such customers may reduce the services they acquire from us or otherwise terminate us as a service provider.
Risks Related to Financing, Our Indebtedness and Capital Structure
If we are unable to generate sufficient cash flow or access the capital markets or our borrowing capacity is reduced, our liquidity and competitive position may be negatively affected.
An extended period of reduced demand for all or certain of our default-related services could negatively impact our cash flow such that we may need to use unrestricted cash on hand to satisfy our obligations, which would reduce our cash balance negatively impacting our liquidity. If the limitations on foreclosures and evictions, and the forbearance plans, instituted by governmental authorities, GSEs, servicers or investors in response to the COVID-19 pandemic are reimposed, this could lengthen the period of reduced demand for our default-related services, negatively impacting our liquidity.
In addition, our liquidity could be adversely affected by any inability to access the capital markets, volatility in the capital markets, unforeseen outflows of cash, funding for contingencies and increased regulatory liquidity requirements.
Our ability to borrow money could be limited, or our cost of borrowing could increase, due to volatility in the capital markets, worsening terms on which credit is available or limitations in our senior secured term loan agreements. In addition, reduced revenue or cash flow, or volatility in the markets which we support, could negatively impact our ability to borrow or our ability to continue to satisfy the covenants and terms of our senior secured term loan agreements. If we were to have a default under our loan agreements, we would not be able borrow additional funds under our existing agreements and our lenders could seek to enforce the remedies available to them under our loan agreements. A reduction in our ability to borrow funds to support our operations could also reduce our ability to pursue our business strategy to diversify and grow our customer base.
Our primary source of liquidity is cash flows from operations and unrestricted cash. Our level of debt makes us sensitive to the effects of our declining financial performance and interest rate increases; our level of debt and provisions in our senior secured term loan agreements and credit facility could limit our ability to react to changes in the economy or our industry.
Our senior secured term loan makes us more vulnerable to changes in our results of operations because a portion of our cash flows from operations is dedicated to servicing our debt and is not available for other purposes. Our senior secured term loan is secured by virtually all of our assets and from time to time may trade at a substantial discount to face value. We are also subject to a credit agreement dated June 22, 2021 providing us with a revolving credit facility. This credit facility is secured by a lien on all equity in Altisource Business Solutions Private Limited (“ABSPL”), our main India subsidiary. The ABSPL equity was the sole remaining significant Altisource asset that was not subject to a security interest under the senior secured term loan agreements. Amounts borrowed pursuant to the credit facility also reduced the additional borrowing (outside of the revolver) permitted under our senior secured term loan agreements without lender approval. Our ability to raise additional debt is therefore largely limited and in many circumstances would be subject to lender approval and could require modification of certain loan agreements. Additionally, increases in interest rates above 1% would negatively impact our cash flows as the interest rate on our senior secured term loan is variable. The provisions of our senior secured term loan agreements could have other negative consequences to us including the following:
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
Our ability to make payments on our indebtedness depends, in part, on our ability to generate cash in the future. If we do not generate sufficient cash flows and do not have sufficient cash on hand to meet our debt service and working capital requirements, we may need to seek additional financing, raise equity or sell assets, and our ability to take these actions may be limited by the terms of our senior secured term loan and the market. This may make it more difficult for us to obtain financing on terms that are acceptable to us, or at all. Without any such financing, we could be forced to sell assets under unfavorable circumstances to make up for any shortfall in our payment obligations. If necessary, we may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our obligations. Failure to meet our debt service requirements could result in an event of default under our senior secured term loan agreement which, if not cured or waived, could result in the holders of the defaulted debt causing all outstanding amounts with respect to that debt to be immediately due and payable and potentially permitting lenders to execute applicable security interests, impacting our future operations or ability to engage in other favorable business activities. An event of default under the senior secured term loan agreement would also constitute an event of default under our credit facility.
In addition, our senior secured term loan agreement contains covenants that may limit our flexibility in planning for, or reacting to changes in, our business and our industry, including limitations on incurring additional indebtedness, making investments, adding new product lines, disposing or selling of assets, granting liens and merging or consolidating with other companies. Complying with these covenants may impair our ability to finance our future operations or capital needs or to engage in other favorable business activities.
Our failure to comply with the covenants or terms contained in our senior secured term loan agreements or our credit facility, including as a result of events beyond our control, could result in an event of default.
Our senior secured term loan agreements require us to comply with various operational, reporting and other covenants or terms including, among other things, limiting us from engaging in certain types of transactions. If we experience an event of default under our senior secured term loan agreements that is not cured or waived, it could result in a going concern uncertainty, which in turn could provide certain of our customers the ability to terminate our agreements, and allow the holders of the defaulted debt to cause all amounts outstanding with respect to that debt to be immediately due and payable or choose to execute on applicable security interests. Our assets or cash flows may not be sufficient to fully repay borrowings under our outstanding senior secured term loan if accelerated upon an event of default and we may not be able to refinance or restructure the payments on the senior secured term loan.
In addition, our revolving credit facility requires us to comply with certain covenants or terms. If we experience an event of default under our credit facility that is not cured or waived, it could result in a going concern uncertainty, which in turn could result in a default to our senior secured term loan agreements or provide certain of our customers the ability to terminate our agreements.
We may be unable to repay the balance of our senior secured term loan upon maturity in April 2024, particularly if cash from operations fails to significantly improve, assets are not readily available for sale or we are unable to timely refinance on favorable terms or at all.
Our senior secured term loan agreements require us to repay the outstanding balance due in April 2024 ($247.2 million, based on scheduled repayments through the maturity date). If our cash from operations fails to significantly improve, there can be no assurance that our cash balances and other assets readily available for sale would be sufficient to fully repay borrowings under our outstanding senior secured term loan upon maturity in April 2024 or that we will be able to refinance the remaining portion of the debt sufficiently prior to the due date or on terms acceptable to us. If we were to default on the senior secured term loan, our lenders could take action adverse to our interests under the terms of the loan agreement, including seeking to take possession of the applicable collateral. Under such circumstances, if we are not able to agree upon a resolution with our lenders, we might seek applicable legal protections including under bankruptcy law, which in turn could provide certain of our customers the ability to terminate our agreements. If we refinance the loan under less favorable terms, we may be required to accept a higher interest rate and debt-related costs, as well as additional restrictions and covenants which constrain our ability to finance and operate our business.

Our failure to maintain the net debt less marketable securities to EBITDA ratio contained in our senior secured term loan agreements could result in required payments to the lenders of a percentage of our excess cash flows.
Our senior secured term loan agreements require us to distribute to our lenders 50% of our consolidated excess cash flows, as specified in the senior secured term loan agreements, if our net debt less marketable securities to EBITDA ratio, as defined in the senior secured term loan agreements, exceeds 3.50 to 1.00, and 25% of our consolidated excess cash flows if our net debt less marketable securities to EBITDA ratio is 3.50 to 1.00 or less, but greater than 3.00 to 1.00. If we were required to distribute a portion of our excess cash flows to our lenders, we may be limited in our ability to support our business, grow our business through acquisitions or investments in technology and we may be limited in our ability to repurchase our common stock, pay dividends or take other potentially advantageous actions. There can be no assurance that we will maintain net debt less marketable securities to EBITDA ratio at levels that will not require us to distribute a portion of our excess cash flows to lenders.
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
Risks Relating to Luxembourg Organization and Ownership of Our Shares
We are a Luxembourg company. The rights of shareholders under Luxembourg law may differ in certain respects from the rights afforded to shareholders of companies organized under laws in other jurisdictions. It may also be difficult to obtain and enforce judgments against us or our directors and executive officers.
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
Our business and the business of our customers are subject to extensive scrutiny and regulation by federal, state and local governmental authorities including the FTC, the CFPB, the SEC, HUD and state and local agencies, including those which license or oversee certain of our auction, real estate brokerage, mortgage services, trustee services, residential mortgage origination services and insurance services, as well as collection and use of personal data.. We also must comply with a number of federal, state and local consumer protection laws including, among others, the laws and regulations listed in the Government Regulation section of Item 1 of Part I, “Business” above. We are also subject to various foreign laws and regulations based on our operations or the location of our affiliates as well, including those pertaining to data protection, such as the GDPR. These foreign, federal, state and local requirements can and do change as statutes and regulations are enacted, promulgated or amended. Furthermore, the interpretation or enforcement by regulatory authorities of these requirements may change over time or may not be predictable or consistent with our interpretations or expectations. The creation of new regulatory authorities or changes in the regulatory authorities overseeing applicable laws and regulations may also result in changing interpretation or enforcement of such laws or regulations.
If governmental authorities impose new or more restrictive requirements or enhanced oversight related to our services or operations, we may be required to increase or decrease our prices, modify our contracts or course of dealing and/or we may incur significant additional costs to comply with such requirements. Additionally, we may be unable to adapt our services or operations to conform to the new laws and regulations.
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
We are required to have and maintain licenses as a provider of certain product and services including, among others, services as a residential mortgage origination underwriter, valuation provider, appraisal management company, asset manager, property manager, title insurance agent, insurance broker and underwriter, real estate broker, auctioneer, foreclosure trustee and credit report provider in a number of jurisdictions. Our employees and subsidiaries may be required to be licensed by various state or regulatory commissions or bodies for the particular type of product or service provided and to participate in regular continuing education programs. If one or more of our licenses are lost, revoked, expire or limited, or if we fail to maintain or otherwise surrender one or more such license, we may be prohibited from doing business in certain markets. Further, certain of our agreements require that we possess and maintain certain licenses. The failure to hold such licenses may result in us breaching certain agreements, which could cause us to be subject to claims for damages, termination of applicable agreements or unable to obtain inputs required for certain of our services.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our principal executive offices are located in leased office space in Luxembourg, Grand Duchy of Luxembourg. Our principal leased offices in other countries as of December 31, 2021 include three offices in the United States and one office each in India and Uruguay.
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
The number of holders of record of our common stock as of February 25, 2022 was 449. We believe the number of beneficial shareholders is substantially greater than the number of holders as a large portion of our common stock is held through brokerage firms.
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
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2022 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.
Issuer Purchases of Equity Securities
On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. As of December 31, 2021, approximately 2.4 million shares of common stock remain available for repurchase under the program. There were no purchases of shares of common stock during the years ended December 31, 2021 and 2020. Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of December 31, 2021, we can repurchase up to approximately $80 million of our common stock under Luxembourg law. Our senior secured term loan agreement also limits the amount we can spend on share repurchases, which limit was approximately $437 million as of December 31, 2021, and may prevent repurchases in certain circumstances, including if our leverage ratio exceeds 3.50 to 1.00.
ITEM 6.    SELECTED FINANCIAL DATA [Reserved]

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
Results of Operations. This section, beginning on page 31, provides an analysis of our consolidated results of operations for the two years ended December 31, 2021.
Liquidity and Capital Resources. This section, beginning on page 36, provides an analysis of our cash flows for the two years ended December 31, 2021. We also discuss restrictions on cash movements, future commitments and capital resources.
Critical Accounting Policies, Estimates and Recent Accounting Pronouncements. This section, beginning on page 39, identifies those accounting principles we believe are most important to our financial results and that require significant judgment and estimates on the part of management in application. We provide all of our significant accounting policies in Note 2 to the accompanying consolidated financial statements.
Other Matters. This section, beginning on page 41, provides a discussion of customer concentration.
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
Strategy and Core Businesses
We are focused on becoming the premier provider of mortgage and real estate marketplaces and related technology enabled solutions to a broad and diversified customer base of residential loan investors, servicers, and originators. The real estate and mortgage marketplaces represent very large markets, and we believe our scale and suite of offerings provide us with competitive advantages that could support our growth. As we navigate the COVID-19 pandemic and its impacts on our business, we continue to evaluate our strategy and core businesses and seek to position our businesses to provide long term value to our shareholders.
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

We also provide services to mortgage loan originators (or other similar mortgage market participants). We provide a suite of solutions and technologies to meet the evolving and growing needs of lenders, mortgage purchasers and securitizers. We are focused on growing business from our existing customer base, attracting new customers to our offerings and developing new offerings. We have a customer base that includes the Lenders One cooperative members, which includes independent mortgage bankers, credit unions, and banks, as well as bank and non-bank loan originators. We believe our suite of services, technologies and unique access to the members of the Lenders One mortgage cooperative position us to grow our relationships with our existing customer base by growing membership of Lenders One, increasing member adoption of existing solutions and developing and cross-selling new offerings. Further, we believe we are well positioned to gain market share from existing and new customers as customers and prospects consolidate to larger, full-service providers or outsource services that have historically been performed in-house.
Our earlier stage business consists of Pointillist, a majority owned subsidiary of Altisource. We developed the Pointillist business through our consumer analytics capabilities. We believe the Pointillist business is a potentially disruptive SaaS-based platform which provides unique customer journey analytics at scale and enables customers to engage through our intelligent platform. During 2019, we created Pointillist as a separate legal entity to position it for accelerated growth and outside investment and contributed the Pointillist business and $8.5 million to it. On May 27, 2021, Pointillist issued $1.3 million in principal of convertible notes to related parties with a maturity date of January 1, 2023. The notes bore interest at a rate of 7% per annum. The principal and unpaid accrued interest then outstanding under the notes (1) would automatically convert to Pointillist equity at the earlier of the time Pointillist receives proceeds of $5.0 million or more from the sale of its equity or January 1, 2023, or (2) are repaid in cash or converted into Pointillist common stock equity based on a $13.1 million Pointillist valuation (at the Lenders’ option) in the event of a corporate transaction or initial public offering of Pointillist. On October 6, 2021, the shareholders of Pointillist, entered into a definitive Stock Purchase Agreement to sell all of the equity interests in Pointillist to Genesys for $150.0 million. The Purchase Price consisted of (1) an up-front payment of $144.5 million, subject to certain adjustments, (2) $0.5 million deposited into the Working Capital Escrow, with excess amounts remaining after satisfying such deficits (if any) being paid to the sellers, and (3) $5.0 million deposited into an escrow account to satisfy certain Genesys indemnification claims that may arise on or prior to the first anniversary of the sale closing and, at Genesys’ election, any working capital deficits that exceed the Working Capital Escrow, with the balance to be paid to the sellers thereafter. The transaction closed on December 1, 2021 and the notes were converted to Pointillist equity in connection with the transaction. On a fully diluted basis, we owned approximately 69% of the equity of Pointillist. After working capital and other applicable adjustments, we received approximately $106.0 million from the sale of its Pointillist equity and the collection of outstanding receivables, with $102.2 million received at closing, approximately $0.3 million deposited into the Working Capital Escrow and approximately $3.5 million deposited into the Indemnification Escrow. We recognized a pre-tax and after-tax gain of $88.9 million from the sale.
COVID-19 Pandemic Impacts
In response to the COVID-19 pandemic, various governmental entities and servicers implemented unprecedented foreclosure and eviction moratoriums, forbearance programs and loss mitigation measures to help mitigate the impact to borrowers and renters. As a result of these measures and other related actions, industry-wide foreclosure initiations were 89% and 67% lower for the years ended December 31, 2021 and 2020, compared to the same period in 2019, respectively (with such foreclosure initiations representing 3%, 38% and 96% of seriously delinquent loans as of the beginning of the year in 2021, 2020 and 2019, respectively). The decline in foreclosure initiations resulted in significantly lower REO referrals to Altisource and negatively impacted virtually all of Altisource’s default related services performed on delinquent loans, loans in foreclosure and REO.
At the same time, beginning in the first half of 2020 the Federal Reserve lowered the target for the federal funds rate to 0% to 0.25% and bought billions of dollars of mortgage backed securities on the secondary market to reduce interest rates. As a result of the lower interest rate environment, mortgage originations were 77% and 82% higher for the years ended December 31, 2021 and 2020 compared to 2019, respectively (according to the Mortgage Bankers Association) driving higher demand for origination related services.
We cannot predict the duration of the pandemic and future governmental measures. The Federal government’s foreclosure and eviction moratoriums expired at the end of July 2021. The CFPB’s rules on temporary loss mitigation measures essentially prohibited foreclosure initiations until January 1, 2022 other than a few exceptions, including for those loans that were 120 days or more delinquent prior to the pandemic. Based on these events, we believe the demand for our Default business will grow in 2022 after the expiration of the CFPB’s temporary loss mitigation rules, and stabilize during 2023 when we anticipate foreclosures commenced after the expiration of the foreclosure moratoriums, forbearance plans and temporary loss mitigation rules become REO and are sold. We further anticipate that despite the forecasted decline in origination volumes in 2022 compared to 2021, our origination business will continue to grow from new customer wins, and cross selling existing and new offerings to customers.

During 2021, to address lower revenue, Altisource worked to (1) reduce our cost structure, (2) maintain the infrastructure to deliver default related services for our customer base and support the anticipated increase in demand following the expiration of the moratoriums and forbearance plans, (3) accelerate the growth of our originations businesses, and (4) generate cash.
Share Repurchase Program
On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. As of December 31, 2021, approximately 2.4 million shares of common stock remain available for repurchase under the program. There were no purchases of shares of common stock during the years ended December 31, 2021 and 2020. Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of December 31, 2021, we can repurchase up to approximately $80 million of our common stock under Luxembourg law. Our senior secured term loan agreement also limits the amount we can spend on share repurchases, which limit was approximately $437 million as of December 31, 2021, and may prevent repurchases in certain circumstances, including if our leverage ratio exceeds 3.50 to 1.00.
Ocwen Related Matters
During the year ended December 31, 2021, Ocwen was our largest customer, accounting for 31% of our total revenue. Additionally, 5% of our revenue for the year ended December 31, 2021 was earned on the loan portfolios serviced by Ocwen, when a party other than Ocwen or the MSR owner selected Altisource as the service provider.
Ocwen has disclosed that it is subject to a number of ongoing federal and state regulatory examinations, consent orders, inquiries, subpoenas, civil investigative demands, requests for information and other actions and is subject to pending and threatened legal proceedings, some of which include claims against Ocwen for substantial monetary damages. Previous regulatory actions against Ocwen have subjected Ocwen to independent oversight of its operations and placed certain restrictions on its ability to acquire servicing rights. Existing or future similar matters could result in adverse regulatory or other actions against Ocwen. In addition to the above, Ocwen may become subject to future adverse regulatory or other actions.
Ocwen has disclosed that NRZ is its largest client. As of December 31, 2021, approximately 21% of loans serviced and subserviced by Ocwen (measured in UPB) were related to NRZ MSRs or rights to MSRs. In July 2017 and January 2018, Ocwen and NRZ entered into a series of agreements pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer from Ocwen to NRZ of Ocwen’s legal title to the Subject MSRs and under which Ocwen will subservice mortgage loans underlying the MSRs for an initial term of five years. NRZ can terminate its sub-servicing agreement with Ocwen in exchange for the payment of a termination fee.
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
During the second quarter of 2020, Ocwen informed us that an MSR investor instructed Ocwen to use a field services provider other than Altisource on properties associated with certain MSRs. Based upon the impacted portfolios and the designated service provider, Altisource believes that Ocwen received these directions from NRZ. We believe Ocwen commenced using another field services provider for these properties in July 2020 and continued to transition services during the third quarter of 2020. We believe that the transition to the replacement field service provider was largely completed as of September 30, 2020. We estimate that $0.5 million and $70.1 million of service revenue from Ocwen for the years ended December 31, 2021 and 2020, respectively, was derived from Field Services referrals from the NRZ portfolios. Ocwen also communicated to Altisource in the fourth quarter of 2020 that the same investor instructed Ocwen to use a provider for default valuations and certain default title services other than Altisource on properties associated with such certain MSRs and commenced moving these referrals to other service providers in the fourth quarter of 2020, with the bulk of such transition occurring during 2021. We anticipate that the transition of such default valuations and title services will continue during the course of 2022. We estimate that $2.9 million and $18.2 million of service revenue from Ocwen for the years ended December 31, 2021 and 2020, respectively, was derived from default valuations and title services referrals from the NRZ portfolios. To address the reduction in revenue, Altisource undertook several measures to further reduce its cost structure, strengthen its operations and generate cash.
On May 5, 2021 we entered into an Agreement with Ocwen pursuant to which the terms of certain services agreements between us and Ocwen were extended from August 2025 through August 2030 and the scope of solutions we provide to Ocwen was expanded to include, among other things, the opportunity for the Company to provide first and second chance foreclosure auctions on Government Loans, and title services on FHA and Veterans Affairs loans, subject to a process to confirm Altisource’s ability to meet reasonable performance requirements, which process is continuing. The Agreement established a framework for us to expand the foreclosure trustee solutions we provide to Ocwen in additional states, and, as mutually agreed upon by the parties, to deliver reverse mortgage related solutions to Ocwen, subject to negotiation of appropriate statements of work or other agreements, a process to confirm Altisource’s ability to meet reasonable performance requirements, and technical integrations, as may be applicable. The Agreement further resolved the contractual dispute between the parties related to Ocwen’s transfer to NRZ the rights to designate service providers other than Altisource, including mutual releases with respect to such dispute. The Agreement also addressed Ocwen’s rights in the event of certain change of control or sale of a business transactions by us on or after September 1, 2028. Since the date of the Agreement, Ocwen has transitioned over 2,300 of its foreclosure auction inventory on Government Loans to us and increased our percentage of field services referrals on its Government Loans.
In addition to expected reductions in our revenue from the transition of referrals for default related services previously identified, if any of the following events occurred, Altisource’s revenue could be further significantly reduced and our results of operations could be materially adversely affected, including from the possible impairment or write-off of goodwill, intangible assets, property and equipment, other assets and accounts receivable:
•Altisource loses Ocwen as a customer or there is an additional significant reduction in the volume of services they purchase from us
•Ocwen loses, sells or transfers a significant portion of its servicing rights or subservicing arrangements and Altisource fails to be retained as a service provider
•The contractual relationship between Ocwen and NRZ changes significantly, including Ocwen’s sub-servicing arrangement with NRZ expiring without renewal, and this change results in a change in our status as a provider of services related to the Subject MSRs
•Ocwen loses state servicing licenses in states with a significant number of loans in Ocwen’s servicing portfolio
•The contractual relationship between Ocwen and Altisource changes significantly or there are significant changes to our pricing to Ocwen for services from which we generate material revenue
•Altisource otherwise fails to be retained as a service provider
Management cannot predict whether any of these events will occur or the amount of any impact they may have on Altisource. However, we are focused on diversifying and growing our revenue and customer base and we have a sales and marketing strategy to support these efforts. Moreover, in the event one or more of these events materially negatively impact Altisource, we believe the variable nature of our cost structure would allow us to realign our cost structure to address some of the impact to revenue and that current liquidity would be sufficient to meet our working capital, capital expenditures, debt service and other cash needs. There can be no assurance that our plans will be successful or our operations will be profitable.
Factors Affecting Comparability
The following items impact the comparability of our results:
•The Company’s financial performance in its default businesses was negatively impacted by the COVID-19 pandemic for the year ended December 31, 2021. Governmental, and in some instances servicer, measures to provide support to borrowers, including foreclosure and eviction moratoriums, forbearance programs, and loss mitigation measures, reduced referral volumes and inflows of REO. COVID-19 pandemic related governmental restrictions and changing vendor and consumer behavior also impacted financial performance. These impacts were partially offset by stronger performance from the Company’s origination businesses that benefited from lower interest rates, customer wins and new offerings for the year ended December 31, 2021 compared to 2020. Across the Company’s three core businesses, service revenue from customers other than Ocwen, NRZ and Front Yard Residential Corporation (“RESI”) for the year ended December 31, 2021 decreased by 5% compared to 2020. Compared to the year ended December 31, 2020, the decrease is primarily from a 64% decline in our default business, partially offset by a 11% growth in our origination businesses. Service revenue from our default and other business was $107.2 million and $290.9 million for the years ended December 31, 2021 and 2020, respectively, and service revenue from our origination business was $58.0 million and $52.3 million for the years ended December 31, 2021 and 2020, respectively.
•On October 6, 2021, the shareholders of Pointillist, a majority owned subsidiary of Altisource, entered into a definitive Stock Purchase Agreement to sell all of the equity interests in Pointillist to Genesys for $150.0 million. The Purchase Price consisted of (1) an up-front payment of $144.5 million, subject to certain adjustments, (2) $0.5 million deposited into the Working Capital Escrow, with excess amounts remaining after satisfying such deficits (if any) being paid to the sellers, and (3) $5.0 million deposited into an escrow account to satisfy certain Genesys indemnification claims that may arise on or prior to the first anniversary of the sale closing and, at Genesys’ election, any working capital deficits that exceed the Working Capital Escrow, with the balance to be paid to the sellers thereafter. The transaction closed on December 1, 2021. On a fully diluted basis, Altisource owned approximately 69% of the equity of Pointillist. After working capital and other applicable adjustments, Altisource received approximately $106.0 million from the sale of its Pointillist equity and the collection of outstanding receivables, with $102.2 million received at closing, approximately $0.3 million deposited into the Working Capital Escrow and approximately $3.5 million deposited into the Indemnification Escrow. We recognized a pre-tax and after-tax gain of $88.9 million from the sale. For the year ended December 31, 2021 and 2020, service revenue from Pointillist was $4.8 million and $2.2 million, respectively.
•Altisource used approximately $20.0 million of the proceeds from the sale of its equity interest in Pointillist to repay the outstanding balance on its revolving line of credit. This revolving line of credit remains available to Altisource according to its terms.
•During the second quarter of 2020, Ocwen informed us that an MSR investor instructed Ocwen to use a field services provider other than Altisource on properties associated with certain MSRs. Based upon the impacted portfolios and the designated service provider, Altisource believes that Ocwen received these directions from NRZ. We believe Ocwen commenced using another field services provider for these properties in July 2020 and continued to transition services during the third quarter of 2020. We believe that the transition to the replacement field service provider was largely completed as of September 30, 2020. We estimate that $0.5 million and $70.1 million of service revenue from Ocwen for the years ended December 31, 2021 and 2020, respectively, was derived from Field Services referrals from the NRZ portfolios. Ocwen also communicated to Altisource in the fourth quarter of 2020 that the same investor instructed Ocwen to use a provider for default valuations and certain default title services other than Altisource on properties associated with such certain MSRs and commenced moving these referrals to other service providers in the fourth quarter of 2020, with the bulk of such transition occurring during 2021. We anticipate that the transition of such default valuations and title services will continue during the course of 2022. We estimate that $2.9 million and $18.2 million of service revenue from Ocwen for the years ended December 31, 2021 and 2020, respectively, was derived from default valuations and title services referrals from the NRZ portfolios. To address the reduction in revenue, Altisource undertook several measures to further reduce its cost structure, strengthen its operations and generate cash.
•During the year ended December 31, 2020 we recognized an unrealized gain of $4.0 million from the change in fair value on our investment in RESI in other income (expense), net in the consolidated statements of operations and comprehensive income (loss) from a change in the market value of RESI common shares (no comparative amount for the year ended December 31, 2021). In 2020, the Company sold all of its remaining 3.5 million shares of RESI for net proceeds of $46.6 million. As required by our senior secured term loan agreement, the Company used the net proceeds to repay a portion of its senior secured term loan.
•In August 2018, Altisource initiated Project Catalyst, a project intended to optimize its operations and reduce costs to better align its cost structure with its anticipated revenues and improve its operating margins (finalized in 2020). During the year ended December 31, 2020, Altisource incurred $12.0 million of severance costs, professional services fees, facility consolidation costs, technology costs and business wind down costs related to the reorganization plan (no comparative amount for the year ended December 31, 2021).
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
•The Company recognized an income tax provision of $3.2 million for the year ended December 31, 2021. The income tax provision for the year ended December 31, 2021 was driven by no income tax provision on the gain on sale of Pointillist, income tax on transfer pricing income from India, no tax benefit on the pretax loss from our Luxembourg operating company and Pointillist, uncertain tax position and tax on unrepatriated earnings in India.
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

RESULTS OF OPERATIONS
Following is a discussion of our results of operations for the years ended December 31, 2021 and 2020.
The following table sets forth information on our consolidated results of operations for the years ended December 31:

(in thousands, except per share data)	2021	% Increase (decrease)	2020

Service revenue	$170,613	(51)	$347,313
Reimbursable expenses	6,555	(60)	16,285
Non-controlling interests	1,285	(34)	1,949
Total Revenue	178,453	(51)	365,547
Cost of Revenue	171,366	(44)	305,194
Gross profit	7,087	(88)	60,353
Operating expense (income):
Selling, general and administrative expenses	67,049	(28)	92,736
Gain on sale of businesses	(88,930)	N/M	—
Restructuring charges	—	(100)	11,972
Income (loss) from operations	28,968	165	(44,355)
Other income (expense), net:
Interest expense	(14,547)	(18)	(17,730)
Unrealized gain on investment in equity securities	—	(100)	4,004
Other income, net	864	130	375
Total other income (expense), net	(13,683)	(2)	(13,351)

Income (loss) before income taxes and non-controlling interests	15,285	126	(57,706)
Income tax provision	(3,232)	(62)	(8,609)

Net income (loss)	12,053	118	(66,315)
Net income attributable to non-controlling interests	(241)	(71)	(841)

Net income (loss) attributable to Altisource	$11,812	118	$(67,156)

Margins:
Gross profit/service revenue	4%		17%
Income (loss) from operations/service revenue	17%		(13)%

Earnings (loss) per share:
Basic	$0.75	117	$(4.31)
Diluted	$0.74	117	$(4.31)

Weighted average shares outstanding:
Basic	15,839	2	15,598
Diluted	16,063	3	15,598
_____________________________________
N/M — not meaningful.

Revenue
Revenue by line of business consists of the following for the years ended December 31:

(in thousands, except per share data)	2021	% Increase (decrease)	2020

Service revenue:
Field Services	$45,576	(71)	$157,100
Marketplace	35,956	(56)	82,189
Mortgage and Real Estate Solutions	83,627	(20)	103,906
Earlier Stage Business	4,821	115	2,243
Other	633	(66)	1,875
Total service revenue	170,613	(51)	347,313

Reimbursable expenses:
Field Services	1,459	(66)	4,344
Marketplace	2,481	(70)	8,331
Mortgage and Real Estate Solutions	2,615	(28)	3,610
Total reimbursable expenses	6,555	(60)	16,285

Non-controlling interests:
Mortgage and Real Estate Solutions	1,285	(34)	1,949

Total revenue	$178,453	(51)	$365,547
N/M — not meaningful.
2021 service revenue of $170.6 million was 51% lower than 2020 primarily from COVID-19 pandemic related foreclosure and eviction moratoriums and borrower forbearance plans, and an MSR investor’s 2020 instructions to Ocwen to transition field services, title and valuation referrals historically provided to Altisource to the MSR investor’s captive vendors. The decrease for the year ended December 31, 2021 was partially offset by an increase in revenue from our origination business of 11%, from higher origination related volumes driven by a lower interest rate environment, customer wins and new offerings.
We recognized reimbursable expense revenue of $6.6 million for the year ended December 31, 2021, a 60% decrease compared to the year ended December 31, 2020. The decreases in reimbursable expense revenue for the year ended December 31, 2021 was consistent with the decline in service revenue discussed above.
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

Cost of revenue consists of the following for the years ended December 31:

(in thousands)	2021	% Increase (decrease)	2020

Compensation and benefits	$69,990	(26)	$94,365
Outside fees and services	66,386	(55)	146,322
Technology and telecommunications	25,273	(30)	35,912
Reimbursable expenses	6,555	(60)	16,285
Depreciation and amortization	3,162	(74)	12,310

Total	$171,366	(44)	$305,194
We recognized cost of revenue of $171.4 million for the year ended December 31, 2021, a 44% decrease compared to the year ended December 31, 2020. The decrease in outside fees and services was primarily driven by lower service revenue in the Field Services, Marketplace and Mortgage and Real Estate Solutions businesses, discussed in the revenue section above. Compensation and benefits decreased primarily due to cash cost savings measures taken in 2020 in response to the COVID-19 related decrease in service revenue and reduction in revenue from Ocwen discussed in the revenue section above. The Company also continued to reduce employee costs in the year ended December 31, 2021 as a result of the extension of the expiration of foreclosure moratoriums and forbearance plans. In addition, depreciation and amortization was lower from the completion of the depreciation periods of certain premises and equipment and the reduction in capital expenditures. The decrease in reimbursable expenses was consistent with the changes in reimbursable expense revenue discussed in the revenue section above.
Gross profit decreased to $7.1 million, representing 4% of service revenue, for the year ended December 31, 2021 compared to $60.4 million, representing 17% of service revenue, for the year ended December 31, 2020. Gross profit as a percentage of service revenue in 2021 decreased compared to 2020, primarily due to revenue mix with lower revenue from the higher margin Marketplace businesses and lower gross profit margin in the Field Services business. These decreases were partially offset by our COVID-19 cash cost savings measures.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses includes payroll for personnel employed in executive, sales and marketing, finance, technology, law, compliance, human resources, vendor management, facilities and risk management roles. This category also includes professional services fees, occupancy costs, marketing costs, depreciation and amortization of non-operating assets and other expenses.
SG&A expenses consist of the following for the years ended December 31:

(in thousands)	2021	% Increase (decrease)	2020

Compensation and benefits	$28,367	(20)	$35,521
Occupancy related costs	9,332	(52)	19,363
Amortization of intangible assets	9,467	(36)	14,720
Professional services	10,163	(11)	11,444
Marketing costs	2,157	(35)	3,325
Depreciation and amortization	1,430	(45)	2,580
Other	6,133	6	5,783

Selling, general and administrative expenses	$67,049	(28)	$92,736
SG&A for the year ended December 31, 2021 of $67.0 million decreased by 28% compared to the year ended December 31, 2020. The decrease was primarily driven by lower compensation and benefits, occupancy related costs and amortization of intangible assets. Compensation and benefits decreased primarily due to cash cost savings measures taken in 2020 and 2021 in response to the COVID-19 related decrease in service revenue and reduction in revenue from Ocwen discussed in the revenue section above. The decreases in occupancy related costs primarily resulted from facility consolidation initiatives. The decrease in amortization of intangible assets was driven by the completion of the amortization period of certain intangible assets during 2021 and 2020. In addition, the decrease in marketing costs were primarily driven by COVID-19 cost savings measures and the decline in revenue.

Other Operating Expenses (Income)
Other operating expenses (income) include the gain on sale of businesses and restructuring charges.
Other operating expenses (income) consist of the following for the years ended December 31:

(in thousands)	2021	% Increase (decrease)	2020

Gain on sale of businesses	$(88,930)	N/M	$—
Restructuring charges	—	(100)	11,972

Other operating (income) expenses, net	$(88,930)	N/M	$11,972
N/M — not meaningful.
On December 1, 2021, Altisource sold its equity interest in Pointillist (see subsection Strategy and Core Businesses in MD&A Overview for more details). After working capital and other applicable adjustments, Altisource received approximately $106.0 million from the sale of its Pointillist equity and the collection of outstanding receivables, with $102.2 million received at closing, approximately $0.3 million deposited into the Working Capital Escrow and approximately $3.5 million deposited into the Indemnification Escrow. We recognized a pre-tax and after-tax gain of $88.9 million from the sale.
In August 2018, Altisource initiated Project Catalyst, a project intended to optimize its operations and reduce costs to better align its cost structure with its anticipated revenues and improve its operating margins (finalized in 2020). During the year ended December 31, 2020 we incurred $12.0 million (no comparative amount for the year ended December 31, 2021), of severance costs, professional services fees, facility consolidation costs, technology costs and business wind down costs related to the reorganization plan.
Income (Loss) from Operations
Income from operations increased to $29.0 million, representing 17% of service revenue, for the year ended December 31, 2021 compared to a loss from operations of $(44.4) million, representing (13)% of service revenue, for the year ended December 31, 2020. Income from operations as a percentage of service revenue increased for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily as a result of the gain on sale of business recognized during the year ended December 31, 2021, lower SG&A expenses and restructuring charges, partially offset by lower gross profit margins, as discussed above.
Other Income (Expense), net
Other income (expense), net principally includes interest expense, unrealized gain (loss) on our investment in RESI common shares and other non-operating gains and losses.
Other income (expense), net was $(13.7) million for the year ended December 31, 2021 compared to $(13.4) million for the year ended December 31, 2020. The increase in other expense for the year ended December 31, 2021 was primarily driven by a $4.0 million unrealized gain on our investment in RESI common shares in 2020 (no comparative amount in 2021). The increase in other expense was partially offset by lower interest expense during the year ended December 31, 2021. Interest expense decreased primarily due to lower average outstanding balances of the senior secured term loan as a result of repayments during 2020 and lower interest rates. For the year ended December 31, 2021, the interest rate of the senior secured term loan was 5.0% compared to 5.3% for the year ended December 31, 2020.
Income Tax Provision
We recognized an income tax provision of $3.2 million and $8.6 million for the years ended December 31, 2021 and 2020, respectively.
The income tax provision for the year ended December 31, 2021 was driven by no income tax provision on the gain on sale of Pointillist, income tax on transfer pricing income from India, no tax benefit on the pretax loss from our Luxembourg operating company and Pointillist, uncertain tax position and tax on unrepatriated earnings in India.
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

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary source of liquidity has historically been cash flow from operations, cash proceeds from sales of businesses and cash on hand. However, due to the COVID-19 pandemic and an MSR investor’s instructions to Ocwen to transition field services, valuation and title services to the investor's captive service providers, revenue has declined significantly. The lower revenue, partially offset by cost savings initiatives, resulted in negative operating cash flow from operations for the year ended December 31, 2021. To increase our liquidity we entered into a $20 million revolving credit facility during the second quarter of 2021. In addition, Altisource’s December 1, 2021 sale of its equity interest in Pointillist increased our liquidity. The Pointillist sale generated approximately $106.0 million in cash, with $102.2 million received at closing, approximately $0.3 million deposited into the Working Capital Escrow and approximately $3.5 million deposited into the Indemnification Escrow. Finally, we believe the anticipated 2022 growth in our origination and default businesses along with our reduced cost structure should help reduce negative operating cash flow. We seek to deploy cash generated in a disciplined manner. Principally, we intend to use cash to develop and grow complementary services and businesses that we believe will generate attractive margins in line with our core capabilities and strategy and fund negative operating cash flow. We also use cash for repayments of our long-term debt and capital investments. In addition, from time to time we consider and evaluate business acquisitions, dispositions, closures or other similar actions that are aligned with our strategy.
Credit Agreement
In April 3, 2018, Altisource Portfolio Solutions S.A. and its wholly-owned subsidiary, Altisource S.à r.l. entered into a credit agreement (the “Credit Agreement”) pursuant to which Altisource borrowed $412.0 million in the form of Term B Loans and obtained a $15.0 million revolving credit facility. The Term B Loans mature in April 2024. We terminated the revolving credit facility on December 1, 2021. As of December 31, 2021, the principal balance of the Term B Loans was $247.2 million.
There are no mandatory repayments of the Term B Loans due until maturity in April 2024, except as otherwise described herein and in the Credit Agreement. All amounts outstanding under the Term B Loans will become due on the earlier of (i) April 3, 2024, and (ii) the date on which the loans are declared to be due and owing by the administrative agent at the request (or with the consent) of the Required Lenders (as defined in the Credit Agreement; other capitalized terms, unless defined herein, are defined in the Credit Agreement) or as otherwise provided in the Credit Agreement upon the occurrence of any event of default.
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
The interest rate on the Term B Loans as of December 31, 2021 was 5.00%, representing the sum of (i) the greater of (x) the Adjusted Eurodollar Rate for a three month interest period and (y) 1.00% plus (ii) 4.00%.
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
Credit Facility
On June 22, 2021 Altisource S.à r.l, a subsidiary of Altisource Portfolio Solutions S.A., entered into a revolving credit facility with a related party, STS. STS is an investment fund managed by Deer Park Road Management Company, LP. Deer Park Road Management Company, LP owns approximately 24% of Altisource’s common stock as of December 31, 2021 and its Chief Investment Officer and managing partner is a member of Altisource’s Board of Directors. Under the terms of the Credit Facility, STS will make loans to Altisource from time to time, in amounts requested by Altisource and Altisource may voluntarily prepay all or any portion of the outstanding loans at any time. The Credit Facility provides Altisource the ability to borrow a maximum amount of $20.0 million through June 22, 2022, $15.0 million through June 22, 2023, and $10.0 million until the end of the term. Amounts that are repaid may be re-borrowed in accordance with the limitations set forth below.

Outstanding amounts borrowed pursuant to the Credit Facility will amortize over the three-year term as follows: on June 22, 2022, the difference between the then outstanding balance above $15.0 million and $15.0 million, will be due and payable by Altisource; on June 22, 2023, the difference between the then outstanding balance above $10.0 million and $10.0 million, will be due and payable by Altisource; and on June 22, 2024, the then outstanding balance of the loan will be due and payable by Altisource.
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
As of December 31, 2021, there was no outstanding debt under the Credit Facility.
Cash Flows
The following table presents our cash flows for the years ended December 31:

(in thousands)	2021	% Increase (decrease)	2020

Cash flows used in operating activities	$(60,405)	(170)	$(22,401)
Cash flows provided by investing activities	102,762	118	47,224
Cash flows used in financing activities	(2,304)	95	(49,310)
Net increase (decrease) in cash, cash equivalents and restricted cash	40,053	264	(24,487)
Cash, cash equivalents and restricted cash at the beginning of the period	62,096	(28)	86,583

Cash, cash equivalents and restricted cash at the end of the period	$102,149	65	$62,096
Cash Flows from Operating Activities
Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net income. For the year ended December 31, 2021, cash flows used in operating activities were $(60.4) million, or approximately $(0.35) for every dollar of service revenue, compared to cash flows used in operating activities of $(22.4) million, or approximately $(0.06) for every dollar of service revenue, for the year ended December 31, 2020. During the year ended December 31, 2021, the increase in cash used in operating activities was primarily driven by a $10.6 million increase in net loss excluding the gain on sale of business and a $26.3 million decrease in non-cash depreciation, amortization of intangibles, stock based compensation and deferred income tax expenses. The increase in net loss excluding the gain on sale of business was primarily due to lower gross profit during the year ended December 31, 2021 from lower service revenue driven by the COVID-19 pandemic and the loss of certain services relating to one of Ocwen’s subservicing customers, partially offset by decreases in expenses as a result of COVID-19 cash cost savings measures, the Project Catalyst cost reduction initiatives and lower SG&A expenses. Operating cash flows can be negatively impacted because of the nature of some of our services and the mix of services provided. Certain services are performed immediately following or shortly after the referral, but the collection of the receivable does not occur until a specific event occurs (e.g., the foreclosure is complete, the REO asset is sold, etc.). Furthermore, lower margin services generate lower income and cash flows from operations. Consequently, our cash flows from operations may be negatively impacted when comparing one period to another.
Cash Flows from Investing Activities
Cash flows from investing activities generally include additions to premises and equipment, acquisitions and sales of businesses, and sales of equity securities. Cash flows provided by investing activities were $102.8 million and $47.2 million for the years ended December 31, 2021 and 2020, respectively. The change in cash provided by investing activities was primarily driven by $104.1 million in proceeds from the sale of businesses for the year ended December 31, 2021, including $101.1 million from the sale of equity in Pointillist and $3.0 million in connection with the second installment from the August 2018 sale of the rental property management business to RESI, compared to $3.3 million in proceeds from the sale of the Financial Services Business for 2020. We used $1.4 million and $2.7 million for the years ended December 31, 2021 and 2020, respectively, for additions to premises and equipment primarily related to investments in the development of certain software applications and facility improvements. In addition, we sold 3.5 million shares of RESI stock for net proceeds of $46.6 million during the year ended December 31, 2020.
Cash Flows from Financing Activities
Cash flows from financing activities primarily included payments of tax withholdings on issuance of restricted share units and restricted shares, distributions to non-controlling interests, debt repayments and for the year ended December 31, 2021, included proceeds from issuance of debt and debt issuance costs. Cash flows used in financing activities were $(2.3) million and $(49.3) million for the years ended December 31, 2021 and 2020, respectively. During the years ended December 31, 2021 and 2020, we used $(20.0) million and $(46.6) million, respectively, for repayments of debt from proceeds from the sale of equity in Pointillist and from proceeds from the sale of RESI common shares as discussed in the cash flows from investing activities section above. We distributed $(2.0) million and $(1.1) million, to non-controlling interests for the years ended December 31, 2021 and 2020, respectively. In addition, we made payments of $(1.0) million and $(1.6) million for the years ended December 31, 2021 and 2020, respectively, to satisfy employee tax withholding obligations on the issuance of restricted shares. These payments were made to tax authorities, at the employees’ direction, to satisfy the employees’ tax obligations rather than issuing a portion of vested restricted shares to employees. During the year ended December 31, 2021, we received proceeds from the issuance of debt of $20.0 million and used $(0.5) million in debt issuance costs in connection with borrowings under the Credit Facility, and received proceeds from the Pointillist convertible notes payable to related parties of $1.2 million (no comparable amounts for the year ended December 31, 2020)
Short-term Liquidity Requirements after December 31, 2021
Our significant future short-term liquidity obligations primarily pertain to interest expense under the Credit Agreement (see Liquidity section above), lease payments and distributions to Lenders One members. During the next 12 months, we expect to pay $12.4 million of interest expense (assuming no further principal repayments and the December 31, 2021 interest rate) under the Credit Agreement and make lease payments of $3.1 million.
We believe that our existing cash and cash equivalents balances and available borrowings under the Credit Facility, net of our anticipated cash flows used in operations, will be sufficient to meet our liquidity needs, including required interest and lease payments, for the next 12 months.
Long-term Liquidity Requirements after December 31, 2021
Our significant future long-term liquidity obligations primarily pertain to long-term debt repayments, interest expense under the Credit Agreement (see Liquidity section above) and operating lease payments on certain of our premises and equipment. The outstanding balance of our Credit Agreement of $247.2 million is due on April 1, 2024. During 2023 and 2024, we expect to pay $15.5 million of interest expense under the Credit Agreement (estimated future interest payments based on the interest rate as of December 31, 2021 and the April 1, 2024 maturity date). During 2023 and 2024, we expect to make lease payments of $3.7 million. During 2025 and 2026 we expect to make lease payments of $1.7 million. For further information, see Note 13 and Note 24 to the consolidated financial statements.

We expect to fund long-term liquidity requirements with a combination of existing cash balances, cash generated by operating activities and proceeds from the refinancing of our Credit Agreement.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of escrow arrangements.
We hold customers’ assets in escrow accounts at various financial institutions pending completion of certain real estate activities. These amounts are held in escrow accounts for limited periods of time and are not included in the consolidated balance sheets. Amounts held in escrow accounts were $27.5 million and $20.0 million as of December 31, 2021 and 2020, respectively.

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
•For reimbursable expenses related to our property preservation and inspection services, we recognize revenue when the service is provided and recognize an equal amount in cost of revenue. These amounts are recognized on a gross basis, principally because generally we have control over selection of vendors and the vendor relationships are with us, rather than with our customers.
Marketplace
•For the real estate auction platform, real estate auction and real estate brokerage services, we recognize revenue on a net basis (i.e., the commission we retain on the sale) as we perform services as an agent without assuming the risks and rewards of ownership of the asset and the commission earned on the sale is a fixed percentage or amount.
•For SaaS based technology to manage REO, short sales, foreclosure, bankruptcy and eviction processes, we recognize revenue over the estimated average number of months the REO are on the platform. We generally recognize revenue for professional services over the contract period.
•For reimbursable expenses revenue related to our real estate sales is included in revenue with an equal amount recognized in cost of revenue. These amounts are recognized on a gross basis, principally because generally we have control over selection of vendors and the vendor relationships are with us, rather than with our customers.

Mortgage and Real Estate Solutions
•For the majority of the services we provide, we recognize transactional revenue when the service is provided.
•For title insurance services on real estate closings, we recognize revenue on a gross basis as we assume the responsibilities of the searches conducted and we are the primary obligor in the arrangement. Underwriting fees related to the issuance of the title policy are recognized separately as outside fees and services.
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
•For reimbursable expenses related to our title and foreclosure trustee services businesses, we recognize revenue when the service is provided and recognize an equal amount in cost of revenue. These amounts are recognized on a gross basis, principally because generally we have control over selection of vendors and the vendor relationships are with us, rather than with our customers.
Other Businesses
Earlier Stage Business
•For our customer journey analytics platform (sold on December 1, 2021), we recognized revenue primarily based on subscription fees. We recognized revenue associated with implementation services and maintenance services ratably over the contract term.
Other
•For loan servicing technologies, we recognized revenue based on the number of loans on the system. We generally recognized revenue from professional services over the contract period.
Goodwill and Identifiable Intangible Assets
Goodwill
We evaluate goodwill for impairment annually during the fourth quarter or more frequently when an event occurs or circumstances change in a manner that indicates the carrying value may not be recoverable. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether we need to perform the quantitative goodwill impairment test. Only if we determine, based on qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying value will we calculate the fair value of the reporting unit. We estimate the fair value of the reporting units using discounted cash flows and market comparisons. The discounted cash flow method is based on the present value of projected cash flows. Forecasts of future cash flows are based on our estimate of future sales and operating expenses, based primarily on estimated pricing, sales volumes, market segment share, cost trends and general economic conditions. The estimated cash flows are discounted using a rate that represents our estimated weighted average cost of capital. The market comparisons include an analysis of revenue and earnings multiples of guideline public companies compared to the Company.
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
OTHER MATTERS
Customer Concentration
Ocwen
Revenue from Ocwen primarily consists of revenue earned from the loan portfolios serviced and subserviced by Ocwen when Ocwen engages us as the service provider, and revenue earned directly from Ocwen, pursuant to the Ocwen Services Agreements. For the years ended December 31, 2021 and 2020, we recognized revenue from Ocwen of $55.6 million and $197.8 million, respectively. Revenue from Ocwen as a percentage of consolidated revenue was 31% and 54% for the years ended December 31, 2021 and 2020, respectively.
We earn additional revenue related to the portfolios serviced and subserviced by Ocwen when a party other than Ocwen or the MSR owner selects Altisource as the service provider. For the years ended December 31, 2021 and 2020, we recognized $9.5 million and $23.8 million, respectively, of such revenue. These amounts are not included in deriving revenue from Ocwen and revenue from Ocwen as a percentage of revenue discussed above.
During the second quarter of 2020, Ocwen informed us that an MSR investor instructed Ocwen to use a field services provider other than Altisource on properties associated with certain MSRs. Based upon the impacted portfolios and the designated service provider, Altisource believes that Ocwen received these directions from NRZ. We believe Ocwen commenced using another field services provider for these properties in July 2020 and continued to transition services during the third quarter of 2020. We believe that the transition to the replacement field service provider was largely completed as of September 30, 2020. We estimate that $0.5 million and $70.1 million of service revenue from Ocwen for the years ended December 31, 2021 and 2020, respectively, was derived from Field Services referrals from the NRZ portfolios. Ocwen also communicated to Altisource in the fourth quarter of 2020 that the same investor instructed Ocwen to use a provider for default valuations and certain default title services other than Altisource on properties associated with such certain MSRs and commenced moving these referrals to other service providers in the fourth quarter of 2020, with the bulk of such transition occurring during 2021. We anticipate that the transition of such default valuations and title services will continue during the course of 2022. We estimate that $2.9 million and $18.2 million of service revenue from Ocwen for the years ended December 31, 2021 and 2020, respectively, was derived from default valuations and title services referrals from the NRZ portfolios. To address the reduction in revenue, Altisource undertook several measures to further reduce its cost structure, strengthen its operations and generate cash.
On May 5, 2021 we entered into an Agreement with Ocwen pursuant to which the terms of certain services agreements between us and Ocwen were extended from August 2025 through August 2030 and the scope of solutions we provide to Ocwen was expanded to include, among other things, the opportunity for the Company to provide first and second chance foreclosure auctions on Government Loans, and title services on FHA and Veterans Affairs loans, subject to a process to confirm Altisource’s ability to meet reasonable performance requirements, which process is continuing. The Agreement established a framework for us to expand the foreclosure trustee solutions we provide to Ocwen in additional states, and, as mutually agreed upon by the parties, to deliver reverse mortgage related solutions to Ocwen, subject to negotiation of appropriate statements of work or other agreements, a process to confirm Altisource’s ability to meet reasonable performance requirements, and technical integrations, as may be applicable. The Agreement further resolved the contractual dispute between the parties related to Ocwen’s transfer to NRZ the rights to designate service providers other than Altisource, including mutual releases with respect to such dispute. The Agreement also addressed Ocwen’s rights in the event of certain change of control or sale of a business transactions by us on or after September 1, 2028. Since the date of the Agreement, Ocwen has transitioned over 2,300 of its foreclosure auction inventory on Government Loans to us and increased our percentage of field services referrals on its Government Loans.
As of December 31, 2021, accounts receivable from Ocwen totaled $3.0 million, $2.8 million of which was billed and $0.2 million of which was unbilled. As of December 31, 2020, accounts receivable from Ocwen totaled $5.9 million, $5.1 million of which was billed and $0.8 million of which was unbilled.
NRZ
Ocwen has disclosed that NRZ is its largest client. As of December 31, 2021, approximately 21% of loans serviced and subserviced by Ocwen (measured in UPB) were related to NRZ MSRs or rights to MSRs. In July 2017 and January 2018, Ocwen and NRZ entered into a series of agreements pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer from Ocwen to NRZ of Ocwen’s legal title to certain of its Subject MSRs and under which Ocwen will subservice mortgage loans underlying the MSRs for an initial term of five years, subject to early termination rights.
On August 28, 2017, Altisource, through its licensed subsidiaries, entered into a Brokerage Agreement with NRZ which extends through August 2025. Under this agreement and related amendments, Altisource remains the exclusive provider of brokerage services for REO associated with the Subject MSRs, irrespective of the subservicer, subject to certain limitations. NRZ’s brokerage subsidiary receives a cooperative brokerage commission on the sale of REO properties from these portfolios subject to certain exceptions.
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
For the years ended December 31, 2021 and 2020, we recognized revenue from NRZ of $3.1 million and $8.6 million, respectively, under the Brokerage Agreement. For the years ended December 31, 2021 and 2020, we recognized additional revenue of $13.6 million and $35.1 million, respectively, relating to the Subject MSRs when a party other than NRZ selects Altisource as the service provider.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Our financial market risk consists primarily of interest rate and foreign currency exchange rate risk.
Interest Rate Risk
As of December 31, 2021, the interest rate charged on the Term B Loan was 5.00%. The interest rate is calculated based on the Adjusted Eurodollar Rate for a three month interest period (as defined in the senior secured term loan agreement) with a minimum floor of 1.00% plus 4.00%.
Based on the principal amount outstanding and the Adjusted Eurodollar Rate as of December 31, 2021, a one percentage point increase in the Eurodollar rate above the minimum floor would increase our annual interest expense by approximately $2.5 million. There would be no decrease in our annual interest expense if there was a one percentage point decrease in the Eurodollar Rate, as a result of the 1.00% minimum floor.

Currency Exchange Risk
We are exposed to currency risk from potential changes in currency values of our non-United States dollar denominated expenses, assets, liabilities and cash flows. Our most significant currency exposure relates to the Indian rupee. Based on expenses incurred in Indian rupees for the year ended December 31, 2021, a one percentage point increase or decrease in value of the Indian rupee in relation to the United States dollar would increase or decrease our annual expenses by approximately $0.3 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Shareholders of Altisource Portfolio Solutions S.A.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Altisource Portfolio Solutions S.A. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March March 3, 2022 expressed an unqualified opinion
Emphasis of Concentration of Revenue and Uncertainties
As discussed in Note 3 to the financial statements, Ocwen Financial Corporation (together with its subsidiaries, “Ocwen”) is the Company’s largest customer. Ocwen purchases certain mortgage services from the Company under the terms of services agreements with terms extending through August 2030. Ocwen has disclosed that New Residential Investment Corp. (“NRZ”) is its largest client. In July 2017 and January 2018, Ocwen and NRZ entered into a series of agreements pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer from Ocwen to NRZ of Ocwen’s legal title to certain mortgage servicing rights (“MSRs”) and under which Ocwen will subservice mortgage loans underlying these MSRs for an initial term of five years, subject to early termination rights. As discussed in Note 24 to the financial statements, NRZ can terminate its sub-servicing agreement with Ocwen in exchange for the payment of a termination fee. During the second quarter of 2020, Ocwen informed the Company that an MSR investor instructed Ocwen to use a field services provider other than the Company on properties associated with certain MSRs. Ocwen also communicated to the Company in the fourth quarter of 2020 that the same investor instructed Ocwen to use a provider for default valuations and certain default title services other than the Company on properties associated with certain MSRs and commenced moving these referrals to other providers in the fourth quarter of 2020. Ocwen has disclosed that it is subject to a number of regulatory matters and may become subject to future adverse regulatory or other actions. The existence or outcome of Ocwen regulatory matters or the termination of the NRZ sub-servicing agreement with Ocwen may have significant adverse effects on Ocwen’s business and/or the Company’s continuing relationship with Ocwen. Note 24 also discusses potential events that could further significantly reduce the Company’s revenue.
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

Critical Audit Matter
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Accounting for Income Taxes
As described further in Note 2 and Note 21 to the financial statements, the Company is subject to income taxes in Luxembourg, as well as the United States and a number of other foreign jurisdictions. The application of tax laws to the Company’s operations can be complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in the application of tax laws to each of the different jurisdictions to determine the consolidated income tax expense. The application of different tax laws also requires judgment in evaluating tax positions, uncertainties under ASC Topic 740, Income Taxes, and complexities in determining the recoverability of deferred tax assets in both domestic and foreign jurisdictions. We identified the evaluation of the accounting for income taxes as a critical audit matter.
The principal considerations for our determination that auditing income taxes is a critical audit matter included: (i) the specialized expertise and experience necessary in evaluating the completeness and accuracy of the foreign tax provisions primarily due to the Company’s presence in numerous foreign jurisdictions with varying complexity in tax laws and regulations; (ii) the subjective auditor judgment involved in evaluating the transfer pricing methodology and existence of uncertain tax positions; (iii) the complex auditor judgment involved in evaluating the valuation of the Company’s identified uncertain tax positions; and (iv) the complex auditor judgment involved in evaluating the various forms of available positive and negative evidence regarding the recoverability of deferred tax assets, specifically due to the Company’s multinational presence.
The primary procedures we performed to address this critical audit matter included:
•Testing the design and operating effectiveness of certain internal controls over the Company’s income tax reporting process, including controls related to the identification and application of tax laws in different jurisdictions, the recoverability of deferred tax assets, and the identification and evaluation of significant assumptions used in determining the assessment of uncertain tax positions in foreign locations;
•Obtaining an understanding of the Company’s overall legal entity structure by reading and evaluating the Company’s organizational charts and associated documentation, including legal documents;
•Testing the income tax provision in each significant taxable jurisdiction, including performing procedures designed to test the completeness and accuracy of the statutory rates used and permanent and temporary differences identified by obtaining an understanding of the tax laws applicable in the respective jurisdiction and evaluating communications with tax advisors and governmental taxing authorities, accounting records, tax returns, and other evidential documentation, including assessing the completeness and accuracy of the underlying data used by the Company in its calculations;
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

Disposal of Business - Fair Value of the Single Reporting Unit
As described in Note 4 to the financial statements, the Company and other shareholders of Pointillist, Inc. (“Pointillist”) entered into a definitive Stock Purchase Agreement to sell all of the equity interests in Pointillist to Genesys Cloud Services, Inc. (the “Transaction”). The Company received approximately $106.0 million from the sale. During 2021, as a result of this Transaction, the Company performed a relative fair value analysis, resulting in the allocation of approximately $17.9 million of goodwill attributable to the operations of Pointillist used to determine the gain on disposal.
We identified the auditing of the reporting unit operations retained in performing the relative fair value analysis used to determine the goodwill associated with the sale of Pointillist as a critical audit matter. The principal consideration for this determination was the degree of auditor judgment necessary in evaluating the significant assumptions used by the Company in developing the estimate of the fair value of the Company’s remaining single reporting unit using the discounted cash flow and guideline public company approach.
The primary procedures we performed to address this critical audit matter included:
•Obtaining an understanding of management’s process for developing the estimated fair value of the Company’s operations after the Transaction.
•Testing the effectiveness of certain internal controls over the Company’s process for estimating the fair value, including controls related to the identification of the appropriate valuation models and determination of significant assumptions used in determining the fair value estimate under the income and market approach.
•Evaluating the appropriateness of the valuation methods used in developing the fair value estimate using the discounted cash flow and guideline public company approaches, including the determination of whether the methods were consistent with best practices for estimating fair value in financial reporting and requirements of U.S. GAAP, whether the inputs and assumptions were appropriately used, the significant inputs and assumptions were appropriately applied within each method, and evaluating the weighting of each method in determining the overall conclusion of fair value.
•Testing the data used in developing the fair value estimate under the discounted cash flow and guideline public company approach, including procedures to determine whether the data was complete and accurate, sufficiently precise, and whether the changes in the sources of data from the prior year were reasonable. • Identifying and evaluating the significant assumptions used in developing the fair value of the reporting unit retained under the discounted cash flow and guideline public company approach, including evaluating whether:
◦The projected future cash flows, including the long term revenue growth rates and gross margin assumptions, used by management were reasonable considering current and past performance, consistency with the external market and industry data, and consistency with evidence obtained from procedures performed in other areas of the audit;
◦The discount rate was reasonable by comparing it to a weighted average cost of capital that was independently developed using publicly available market data for comparable entities and discount rates used in previous impairment analyses;
◦Relevant market multiples of comparable publicly-traded companies with similar characteristics were selected by management.
In addition, the audit effort involved the use of valuation professionals with specialized skill and knowledge to assist in the evaluation of the Company’s valuation models and the application of the methods and assumptions used in developing the discounted cash flow and guideline public company approach, including the discount rate and applicable market multiples.
/s/ Mayer Hoffman McCann P.C.
We have served as the Company’s auditor since 2016.
March 3, 2022
St. Petersburg, Florida

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Shareholders of Altisource Portfolio Solutions S.A.:
Opinion on Internal Control Over Financial Reporting
We have audited Altisource Portfolio Solutions S.A. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2021, based on criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in 2013 Internal Control - Integrated Framework issued by the COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets and related consolidated statements of operations and comprehensive income (loss), consolidated statement of equity and consolidated statement of cash flows as of December 31, 2021 and 2020 and for the two years in the period ended December 31, 2021 of the Company, and our report dated March 3, 2022, expressed an unqualified opinion on those consolidated financial statements and included an emphasis of matter paragraph regarding concentration of revenue and uncertainties
Basis for Opinion
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
/s/ Mayer Hoffman McCann P.C.
March 3, 2022
St. Petersburg, Florida

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$98,132	$58,263
Accounts receivable, net	18,008	22,413
Prepaid expenses and other current assets	21,864	19,479
Total current assets	138,004	100,155

Premises and equipment, net	6,873	11,894
Right-of-use assets under operating leases	7,594	18,213
Goodwill	55,960	73,849
Intangible assets, net	36,859	46,326
Deferred tax assets, net	6,386	5,398
Other assets	6,132	9,850

Total assets	$257,808	$265,685

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$46,535	$56,779
Deferred revenue	4,342	5,461
Other current liabilities	3,870	9,305
Total current liabilities	54,747	71,545

Long-term debt	243,637	242,656
Deferred tax liabilities, net	9,028	8,801
Other non-current liabilities	19,266	25,239

Commitments, contingencies and regulatory matters (Note 24)

Equity (deficit):
Common stock ($1.00 par value; 100,000 shares authorized, 25,413 issued and 15,911 outstanding as of December 31, 2021; 15,664 outstanding as of December 31, 2020)	25,413	25,413
Additional paid-in capital	144,298	141,473
Retained earnings	186,592	190,383
Treasury stock, at cost (9,502 shares as of December 31, 2021 and 9,749 shares as of December 31, 2020)	(426,445)	(441,034)
Altisource deficit	(70,142)	(83,765)

Non-controlling interests	1,272	1,209
Total deficit	(68,870)	(82,556)

Total liabilities and deficit	$257,808	$265,685

See accompanying notes to consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share data)

	For the years ended December 31,
	2021	2020

Revenue	$178,453	$365,547
Cost of revenue	171,366	305,194

Gross profit	7,087	60,353
Operating expense (income):
Selling, general and administrative expenses	67,049	92,736
Gain on sale of businesses	(88,930)	—
Restructuring charges	—	11,972

Income (loss) from operations	28,968	(44,355)
Other income (expense), net:
Interest expense	(14,547)	(17,730)
Unrealized gain on investment in equity securities	—	4,004
Other income, net	864	375
Total other income (expense), net	(13,683)	(13,351)

Income (loss) before income taxes and non-controlling interests	15,285	(57,706)
Income tax provision	(3,232)	(8,609)

Net income (loss)	12,053	(66,315)
Net income attributable to non-controlling interests	(241)	(841)

Net income (loss) attributable to Altisource	$11,812	$(67,156)

Earnings (loss) per share:
Basic	$0.75	$(4.31)
Diluted	$0.74	$(4.31)

Weighted average shares outstanding:
Basic	15,839	15,598
Diluted	16,063	15,598

Comprehensive income (loss):
Comprehensive income (loss), net of tax	12,053	(66,315)
Comprehensive income attributable to non-controlling interests	(241)	(841)

Comprehensive income (loss) attributable to Altisource	$11,812	$(67,156)

See accompanying notes to consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Consolidated Statements of Equity
(in thousands)

	Altisource Equity (Deficit)
	Common stock		Additional paid-in capital	Retained earnings	Treasury stock, at cost	Non-controlling interests	Total
	Shares

Balance, January 1, 2020	25,413	$25,413	$133,669	$272,026	$(453,934)	$1,469	$(21,357)

Net loss	—	—	—	(67,156)	—	841	(66,315)
Distributions to non-controlling interest holders	—	—	—	—	—	(1,101)	(1,101)
Share-based compensation expense	—	—	7,804	—	—	—	7,804
Issuance of restricted share units and restricted shares	—	—	—	(9,548)	9,548	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances and stock option exercises	—	—	—	(4,939)	3,352	—	(1,587)

Balance, December 31, 2020	25,413	25,413	141,473	190,383	(441,034)	1,209	(82,556)

Net income	—	—	—	11,812	—	241	12,053
Non-controlling interests eliminated on deconsolidation (Note 2)	—	—	—	—	—	1,781	1,781
Distributions to non-controlling interest holders	—	—	—	—	—	(1,959)	(1,959)
Share-based compensation expense	—	—	2,825	—	—	—	2,825
Issuance of restricted share units and restricted shares	—	—	—	(11,092)	11,092	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances and stock option exercises	—	—	—	(4,511)	3,497	—	(1,014)

Balance, December 31, 2021	25,413	$25,413	$144,298	$186,592	$(426,445)	$1,272	$(68,870)

See accompanying notes to consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Consolidated Statements of Cash Flows
(in thousands)

	For the years ended December 31,
	2021	2020

Cash flows from operating activities:
Net income (loss)	$12,053	$(66,315)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,592	14,890
Amortization of right-of-use assets under operating leases	7,935	10,245
Amortization of intangible assets	9,467	14,720
Unrealized gain on investment in equity securities	—	(4,004)
Share-based compensation expense	2,825	7,804
Bad debt expense	1,354	2,229
Amortization of debt discount	665	666
Amortization of debt issuance costs	847	730
Deferred income taxes	(705)	5,033
Loss on disposal of fixed assets	47	461
Gain on sale of businesses	(88,930)	—
Other non-cash items	137	—
Changes in operating assets and liabilities:
Accounts receivable	2,963	14,973
Prepaid expenses and other current assets	1,146	(4,140)
Other assets	902	947
Accounts payable and accrued expenses	(8,442)	(10,338)
Current and non-current operating lease liabilities	(8,803)	(10,599)
Other current and non-current liabilities	1,542	297
Net cash used in operating activities	(60,405)	(22,401)

Cash flows from investing activities:
Additions to premises and equipment	(1,379)	(2,705)
Proceeds received from sale of equity securities	—	46,622
Proceeds from the sale of businesses	104,141	3,307
Net cash provided by investing activities	102,762	47,224

Cash flows from financing activities:
Proceeds from revolving credit facility	20,000	—
Repayments of long-term debt and revolving credit facility	(20,000)	(46,622)
Debt issuance costs	(531)	—
Proceeds from convertible debt payable to related parties (Note 2)	1,200	—
Distributions to non-controlling interests	(1,959)	(1,101)
Payments of tax withholding on issuance of restricted share units and restricted shares	(1,014)	(1,587)
Net cash used in financing activities	(2,304)	(49,310)

Net increase (decrease) in cash, cash equivalents and restricted cash	40,053	(24,487)
Cash, cash equivalents and restricted cash at the beginning of the period	62,096	86,583

Cash, cash equivalents and restricted cash at the end of the period	$102,149	$62,096

Supplemental cash flow information:
Interest paid	$12,532	$15,697
Income taxes paid, net	2,455	2,061
Acquisition of right-of-use assets with operating lease liabilities	7,318	1,075
Reduction of right-of-use assets from operating lease modifications or reassessments	(6,119)	(1,691)

Non-cash investing and financing activities:
Net (decrease) increase in payables for purchases of premises and equipment	$(116)	$139

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
The management agreement between MPA and Lenders One, pursuant to which MPA is the management company, represents a variable interest in a variable interest entity. MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact the cooperative’s economic performance and the right to receive benefits from the cooperative. As a result, Lenders One is presented in the accompanying consolidated financial statements on a consolidated basis and the interests of the members are reflected as non-controlling interests. As of December 31, 2021, Lenders One had total assets of $2.2 million and total liabilities of $1.4 million. As of December 31, 2020, Lenders One had total assets of $2.3 million and total liabilities of $0.1 million.
In 2019, Altisource created Pointillist, Inc. (“Pointillist”) and contributed the Pointillist® customer journey analytics business and $8.5 million to it. On May 27, 2021, Pointillist issued $1.3 million in principal of convertible notes to related parties with a maturity date of January 1, 2023. The notes bore interest at a rate of 7% per annum. The principal and unpaid accrued interest then outstanding under the notes (1) would automatically convert to Pointillist equity at the earlier of the time Pointillist receives proceeds of $5.0 million or more from the sale of its equity or January 1, 2023, or (2) are repaid in cash or converted into Pointillist common stock equity based on a $13.1 million Pointillist valuation (at the Lenders’ option) in the event of a corporate transaction or initial public offering of Pointillist. On December 1, 2021, the notes were converted to Pointillist equity and Altisource and other shareholders of Pointillist sold all of the equity interests in Pointillist (See Note 4 for additional information). Prior to the sale, Pointillist was owned by Altisource and management of Pointillist, with management of Pointillist owning a non-controlling interest representing 12.1% of the outstanding equity of Pointillist. Through December 1, 2021 Pointillist is presented in the accompanying consolidated financial statements on a consolidated basis and the portion of Pointillist owned by Pointillist management is reported as non-controlling interests as of December 31, 2020.
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
Defined Contribution 401(k) Plan
Some of our employees currently participate in a defined contribution 401(k) plan under which we may make matching contributions equal to a discretionary percentage determined by us. We recorded expenses of $0.5 million and $0.6 million for the years ended December 31, 2021 and 2020, respectively, related to our discretionary contributions.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
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
Other Businesses
Earlier Stage Business
•For our customer journey analytics platform (sold on December 1, 2021), we recognized revenue primarily based on subscription fees. We recognized revenue associated with implementation services and maintenance services ratably over the contract term.
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
In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Topic 815). This standard simplifies the accounting for certain financial instruments with characteristics of liability and equity, particularly convertible debt instruments. This standard is effective for annual periods beginning after December 15, 2021, including interim periods within that reporting period. Early adoption is permitted for annual periods beginning after December 15, 2020. The Company early adopted this standard effective January 1, 2021 and has applied it prospectively. Adoption of this new standard did not have a material impact on the Company’s consolidated financial statements.
Future Adoption of New Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform on Financial Reporting and in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. This standard applies only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. This standard provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting, in response to concerns about structural risks of interbank offered rates, and, particularly, the risk of cessation of LIBOR. This standard is effective from the period from March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a topic or an industry subtopic, the standard must be applied prospectively for all eligible contract modifications for that topic or industry subtopic. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
NOTE 3 — CUSTOMER CONCENTRATION
Ocwen
Ocwen Financial Corporation (together with its subsidiaries, “Ocwen”) is a residential mortgage loan servicer of mortgage servicing rights (“MSRs”) it owns, including those MSRs in which others have an economic interest, and a subservicer of MSRs owned by others.
During the year ended December 31, 2021, Ocwen was our largest customer, accounting for 31% of our total revenue. Ocwen purchases certain mortgage services from us under the terms of services agreements and amendments thereto (collectively, the “Ocwen Services Agreements”) with terms extending through August 2030. Certain of the Ocwen Services Agreements contain a “most favored nation” provision and also grant the parties the right to renegotiate pricing, among other things.
Revenue from Ocwen primarily consists of revenue earned from the loan portfolios serviced and subserviced by Ocwen when Ocwen engages us as the service provider, and revenue earned directly from Ocwen, pursuant to the Ocwen Services Agreements. For the years ended December 31, 2021 and 2020, we recognized revenue from Ocwen of $55.6 million and $197.8 million, respectively. Revenue from Ocwen as a percentage of consolidated revenue was 31% and 54% for the years ended December 31, 2021 and 2020, respectively.
We earn additional revenue related to the portfolios serviced and subserviced by Ocwen when a party other than Ocwen or the MSR owner selects Altisource as the service provider. For the years ended December 31, 2021 and 2020, we recognized $9.5 million and $23.8 million, respectively, of such revenue. These amounts are not included in deriving revenue from Ocwen and revenue from Ocwen as a percentage of revenue discussed above.
During the second quarter of 2020, Ocwen informed us that an MSR investor instructed Ocwen to use a field services provider other than Altisource on properties associated with certain MSRs. Based upon the impacted portfolios and the designated service provider, Altisource believes that Ocwen received these directions from New Residential Investment Corp. (individually, together with one or more of its subsidiaries or one or more of its subsidiaries individually, “NRZ”). We believe Ocwen commenced using another field services provider for these properties in July 2020 and continued to transition services during the third quarter of 2020. We believe that the transition to the replacement field service provider was largely completed as of September 30, 2020. We estimate that $0.5 million and $70.1 million of service revenue from Ocwen for the years ended December 31, 2021 and 2020, respectively, was derived from Field Services referrals from the NRZ portfolios. Ocwen also communicated to Altisource in the fourth quarter of 2020 that the same investor instructed Ocwen to use a provider for default valuations and certain default title services other than Altisource on properties associated with such certain MSRs and commenced moving these referrals to other service providers in the fourth quarter of 2020, with the bulk of such transition occurring during 2021. We anticipate that the transition of such default valuations and title services will continue during the course of 2022. We estimate that $2.9 million and $18.2 million of service revenue from Ocwen for the years ended December 31, 2021 and 2020, respectively, was derived from default valuations and title services referrals from the NRZ portfolios. To address the reduction in revenue, Altisource undertook several measures to further reduce its cost structure, strengthen its operations and generate cash.
On May 5, 2021 we entered into an agreement with Ocwen (the “Agreement”) pursuant to which the terms of certain services agreements between us and Ocwen were extended from August 2025 through August 2030 and the scope of solutions we provide to Ocwen was expanded to include, among other things, the opportunity for the Company to provide first and second chance foreclosure auctions on Federal Housing Administration (“FHA”) loans and field services on Ocwen’s FHA, Veterans Affairs and United States Department of Agriculture loans (collectively, “Government Loans”), and title services on FHA and Veterans Affairs loans, subject to a process to confirm Altisource’s ability to meet reasonable performance requirements, which process is continuing. The Agreement established a framework for us to expand the foreclosure trustee solutions we provide to Ocwen in additional states, and, as mutually agreed upon by the parties, to deliver reverse mortgage related solutions to Ocwen, subject to negotiation of appropriate statements of work or other agreements, a process to confirm Altisource’s ability to meet reasonable performance requirements, and technical integrations, as may be applicable. The Agreement further resolved the contractual dispute between the parties related to Ocwen’s transfer to NRZ the rights to designate service providers other than Altisource, including mutual releases with respect to such dispute. The Agreement also addressed Ocwen’s rights in the event of certain change of control or sale of a business transactions by us on or after September 1, 2028. Since the date of the Agreement, Ocwen has transitioned over 2,300 of its foreclosure auction inventory on Government Loans to us and increased our percentage of field services referrals on its Government Loans.
As of December 31, 2021, accounts receivable from Ocwen totaled $3.0 million, $2.8 million of which was billed and $0.2 million of which was unbilled. As of December 31, 2020, accounts receivable from Ocwen totaled $5.9 million, $5.1 million of which was billed and $0.8 million of which was unbilled.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
NRZ
NRZ is a real estate investment trust that invests in and manages investments primarily related to residential real estate, including MSRs and excess MSRs.
Ocwen has disclosed that NRZ is its largest client. As of December 31, 2021, approximately 21% of loans serviced and subserviced by Ocwen (measured in unpaid principal balance (“UPB”) were related to NRZ MSRs or rights to MSRs. In July 2017 and January 2018, Ocwen and NRZ entered into a series of agreements pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer from Ocwen to NRZ of Ocwen’s legal title to certain of its MSRs (the “Subject MSRs”) and under which Ocwen will subservice mortgage loans underlying the MSRs for an initial term of five years, subject to early termination rights.
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
For the years ended December 31, 2021 and 2020, we recognized revenue from NRZ of $3.1 million and $8.6 million, respectively, under the Brokerage Agreement. For the years ended December 31, 2021 and 2020, we recognized additional revenue of $13.6 million and $35.1 million, respectively, relating to the Subject MSRs when a party other than NRZ selects Altisource as the service provider.
NOTE 4 — SALE OF BUSINESSES
Pointillist Business
On October 6, 2021 Altisource and other shareholders of Pointillist entered into a definitive Stock Purchase Agreement (as amended, the “SPA”) to sell all of the equity interests in Pointillist to Genesys Cloud Services, Inc. (“Genesys”) for $150.0 million (the “Purchase Price”) (the “Transaction”). The Purchase Price consisted of (1) an up-front payment of $144.5 million, subject to certain adjustments, (2) $0.5 million deposited into an escrow account to be used to satisfy potential deficits between estimated closing date working capital and actual closing date working capital (the “Working Capital Escrow”), with excess amounts remaining after satisfying such deficits (if any) being paid to the sellers, and (3) $5.0 million deposited into an escrow account to satisfy certain Genesys indemnification claims that may arise on or prior to the first anniversary of the sale closing and, at Genesys’ election, any working capital deficits that exceed the Working Capital Escrow (the “Indemnification Escrow”), with the balance to be paid to the sellers thereafter. The Transaction closed on December 1, 2021. On a fully diluted basis, Altisource owned approximately 69% of the equity of Pointillist. After working capital and other applicable adjustments, Altisource received approximately $106.0 million from the sale of its Pointillist equity and the collection of outstanding receivables, with $102.2 million received at closing, approximately $0.3 million deposited into the Working Capital Escrow and approximately $3.5 million deposited into the Indemnification Escrow. The present value of the amounts in escrow is included in other current assets in the accompanying consolidated balance sheets at a discounted value of $3.6 million as of December 31, 2021 (no comparative amount as of December 31, 2020). Altisource recognized a pre-tax and after-tax gain of approximately $88.9 million from the sale.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
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
Rental Property Management Business
In August 2018, Altisource entered into an amendment to its agreements with Front Yard Residential Corporation (“RESI”) to sell Altisource’s rental property management business to RESI and permit RESI to internalize certain services that had been provided by Altisource. The proceeds from the transaction totaled $18.0 million, payable in two installments. The first installment of $15.0 million was received in August 2018 and the second installment of $3.0 million was received in January 2021. The present value of the second installment is included in other assets in the accompanying consolidated balance sheets at a discounted value of $2.5 million as of December 31, 2020 (no comparative amount as of December 31, 2021).
NOTE 5 — INVESTMENT IN EQUITY SECURITIES
During 2016, we purchased 4.1 million shares of RESI common stock. This investment is reflected in the accompanying consolidated balance sheets at fair value and changes in fair value are included in other income (expense), net in the accompanying consolidated statements of operations and comprehensive income (loss). As of December 31, 2021 and December 31, 2020, we held no shares of RESI common stock. During the year ended December 31, 2020 we recognized an unrealized gain from the change in fair value of $4.0 million in the consolidated statements of operations and comprehensive income (loss) (no comparative amount for the year ended December 31, 2021).
The unrealized gain for year ended December 31, 2020 included $4.1 million of net gains recognized on RESI shares sold during the period (no comparative amount for the year ended December 31, 2021). During the year ended December 31, 2020 we earned dividends of $0.5 million related to this investment (no comparative amount for the year ended December 31, 2021).
During the year ended December 31, 2020, the Company sold all of its remaining 3.5 million shares for net proceeds of $46.6 million. As required by our senior secured term loan agreement, the Company used the net proceeds to repay a portion of its senior secured term loan.
NOTE 6 — ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consists of the following as of December 31:

(in thousands)	2021	2020

Billed	$17,907	$19,703
Unbilled	5,398	8,291
	23,305	27,994
Less: Allowance for credit losses	(5,297)	(5,581)

Total	$18,008	$22,413
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
Changes in allowance for expected credit losses consist of the following:

		Additions
(in thousands)	Balance at Beginning of Period	Charged to Expenses	Deductions Note (1)	Balance at End of Period

Allowance for expected credit losses:

Year ended December 31, 2021	$5,581	$1,354	$1,638	$5,297
Year ended December 31, 2020	4,472	2,229	1,120	5,581

______________________________________
(1)    Amounts written off as uncollectible or transferred to other accounts or utilized.
NOTE 7 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following as of December 31:

(in thousands)	2021	2020

Income taxes receivable	$8,403	$7,053
Prepaid expenses	2,865	4,812
Maintenance agreements, current portion	1,717	2,513
Other current assets	8,879	5,101

Total	$21,864	$19,479
NOTE 8 — PREMISES AND EQUIPMENT, NET
Premises and equipment, net consists of the following as of December 31:

(in thousands)	2021	2020

Computer hardware and software	$50,452	$52,837
Leasehold improvements	5,927	14,792
Furniture and fixtures	4,441	5,882
Office equipment and other	811	1,817
	61,631	75,328
Less: Accumulated depreciation and amortization	(54,758)	(63,434)

Total	$6,873	$11,894
Depreciation and amortization expense amounted to $4.6 million and $14.9 million for the years ended December 31, 2021 and 2020, respectively, and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the consolidated statements of operations and comprehensive income (loss).
Premises and equipment, net consist of the following, by country, as of December 31:

(in thousands)	2021	2020

Luxembourg	$3,883	$5,451
United States	1,932	5,530
India	999	822
Uruguay	59	91

Total	$6,873	$11,894

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
NOTE 9 — RIGHT-OF-USE ASSETS UNDER OPERATING LEASES, NET
Right-of-use assets under operating leases, net consists of the following as of December 31:

(in thousands)	2021	2020

Right-of-use assets under operating leases	$19,595	$31,932
Less: Accumulated amortization	(12,001)	(13,719)

Total	$7,594	$18,213
Amortization of operating leases was $7.9 million and $10.2 million for the years ended December 31, 2021 and 2020, respectively, and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the consolidated statements of operations and comprehensive income (loss).
NOTE 10 — GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
Changes in goodwill during the years ended December 31, 2021 and 2020 are summarized below:

(in thousands)	Total

Balance as of January 1, 2020 and December 31, 2020	$73,849
Write-off (1)	(17,889)

Balance as of December 31, 2021	$55,960
______________________________________
(1)    During 2021, the Company sold its equity interest in Pointillist (See Note 4 for additional information) which had $17.9 million of goodwill attributed to it. The amount of goodwill attributable to Pointillist was based on the relative fair values of Pointillist and the Company excluding Pointillist. Pointillist was determined to be a business within the Company’s existing reporting unit.
Intangible Assets, Net
Intangible assets, net consist of the following as of December 31:

	Weighted average estimated useful life (in years)	Gross carrying amount		Accumulated amortization		Net book value
(in thousands)		2021	2020	2021	2020	2021	2020

Definite lived intangible assets:
Customer related intangible assets	9	$214,307	$214,973	$(194,594)	$(187,923)	$19,713	$27,050
Operating agreement	20	35,000	35,000	(20,854)	(19,126)	14,146	15,874
Trademarks and trade names	16	9,709	9,709	(6,709)	(6,307)	3,000	3,402
Non-compete agreements	—	—	1,230	—	(1,230)	—	—
Other intangible assets	—	—	1,800	—	(1,800)	—	—

Total		$259,016	$262,712	$(222,157)	$(216,386)	$36,859	$46,326
Amortization expense for definite lived intangible assets was $9.5 million and $14.7 million for the years ended December 31, 2021 and 2020, respectively. Forecasted annual definite lived intangible asset amortization expense for 2022 through 2026 is $5.1 million, $5.1 million, $5.1 million, $5.1 million and $4.9 million, respectively.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
NOTE 11 — OTHER ASSETS
Other assets consist of the following as of December 31:

(in thousands)	2021	2020

Restricted cash	$4,017	$3,833
Security deposits	1,043	2,416
Other	1,072	3,601

Total	$6,132	$9,850
NOTE 12 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable and accrued expenses consist of the following as of December 31:

(in thousands)	2021	2020

Accounts payable	$15,978	$16,797
Accrued expenses - general	13,653	24,422
Accrued salaries and benefits	12,254	11,226
Income taxes payable	4,650	4,334

Total	$46,535	$56,779
Other current liabilities consist of the following as of December 31:

(in thousands)	2021	2020

Operating lease liabilities	$2,893	$7,609
Other	977	1,696

Total	$3,870	$9,305
NOTE 13 — LONG-TERM DEBT
Long-term debt consists of the following as of December 31:

(in thousands)	2021	2020

Senior secured term loans	$247,204	$247,204
Less: Debt issuance costs, net	(1,632)	(2,389)
Less: Unamortized discount, net	(1,494)	(2,159)
Total Senior secured term loans	244,078	242,656

Credit Facility	—	—
Less: Debt issuance costs, net	(441)	—
Total Credit facility	(441)	—

Total Long-term debt	$243,637	$242,656
Credit Agreement
Altisource Portfolio Solutions S.A. and its wholly-owned subsidiary, Altisource S.à r.l. entered into a credit agreement (the “Credit Agreement”) in April 2018 with Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, and certain lenders. Under the Credit Agreement, Altisource borrowed $412.0 million in the form of Term B Loans and obtained a $15.0 million revolving credit facility. The Term B Loans mature in April 2024. Altisource terminated the revolving credit facility on December 1, 2021. Altisource Portfolio Solutions S.A. and certain subsidiaries are guarantors of the Term B Loans (collectively, the “Guarantors”).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
There are no mandatory repayments of the Term B Loans except as set forth below until the April 2024 maturity when the balance is due. During 2020, the Company sold 3.5 million RESI shares for net proceeds of $46.6 million, and used the net proceeds to repay a portion of the senior secured term loan (see Note 5). This repayment was applied to contractual amortization payments in the direct order of maturity. All amounts outstanding under the Term B Loans will become due on the earlier of (i) April 3, 2024, and (ii) the date on which the loans are declared to be due and owing by the administrative agent at the request (or with the consent) of the Required Lenders (as defined in the Credit Agreement; other capitalized terms, unless defined herein, are defined in the Credit Agreement) or as otherwise provided in the Credit Agreement upon the occurrence of any event of default.
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
The Term B Loans bear interest at rates based upon, at our option, the Adjusted Eurodollar Rate or the Base Rate. Adjusted Eurodollar Rate term loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Adjusted Eurodollar Rate for a three month interest period and (y) 1.00% plus (ii) 4.00%. Base Rate term loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Base Rate and (y) 2.00% plus (ii) 3.00%. The interest rate as of December 31, 2021 was 5.00%.
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
The Credit Agreement contains certain events of default including (i) failure to pay principal when due or interest or any other amount owing on any other obligation under the Credit Agreement within five days of becoming due, (ii) material incorrectness of representations and warranties when made, (iii) breach of certain other covenants, subject to cure periods described in the Credit Agreement, (iv) failure to pay principal or interest on any other debt that equals or exceeds $40.0 million when due, (v) default on any other debt that equals or exceeds $40.0 million that causes, or gives the holder or holders of such debt the ability to cause, an acceleration of such debt, (vi) occurrence of a Change of Control, (vii) bankruptcy and insolvency events, (viii) entry by a court of one or more judgments against us in an amount in excess of $40.0 million that remain unbonded, undischarged or unstayed for a certain number of days after the entry thereof, (ix) the occurrence of certain ERISA events and (x) the failure of certain Loan Documents to be in full force and effect. If any event of default occurs and is not cured within applicable grace periods set forth in the Credit Agreement or waived, all loans and other obligations could become due and immediately payable and the facility could be terminated.
As of December 31, 2021, debt issuance costs were $1.6 million, net of $2.9 million of accumulated amortization. As of December 31, 2020, debt issuance costs were $2.4 million, net of $2.2 million of accumulated amortization.
Interest expense on the senior secured term loans, including amortization of debt issuance costs and the net debt discount, totaled $13.9 million and $17.7 million for the years ended December 31, 2021 and 2020, respectively.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
Maturities of our long-term debt are as follows:

(in thousands)	Maturities

2022	$—
2023	—
2024	247,204

$247,204
Credit Facility
On June 22, 2021 Altisource S.à r.l, a subsidiary of Altisource Portfolio Solutions S.A., entered into a revolving credit facility with a related party, STS Master Fund, Ltd. (“STS”) (the “Credit Facility”). STS is an investment fund managed by Deer Park Road Management Company, LP. Deer Park Road Management Company, LP owns approximately 24% of Altisource’s common stock as of December 31, 2021 and its Chief Investment Officer and managing partner is a member of Altisource’s Board of Directors. Under the terms of the Credit Facility, STS will make loans to Altisource from time to time, in amounts requested by Altisource and Altisource may voluntarily prepay all or any portion of the outstanding loans at any time. The Credit Facility provides Altisource the ability to borrow a maximum amount of $20.0 million through June 22, 2022, $15.0 million through June 22, 2023, and $10.0 million until the end of the term. Amounts that are repaid may be re-borrowed in accordance with the limitations set forth below.
Outstanding amounts borrowed pursuant to the Credit Facility will amortize over the three-year term as follows: on June 22, 2022, the difference between the then outstanding balance above $15.0 million and $15.0 million, on June 22, 2023, the difference between the then outstanding balance above $10.0 million and $10.0 million, and on June 22, 2024, the then outstanding balance of the loan will be due and payable by Altisource.
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
As of December 31, 2021, there was no outstanding debt under the Credit Facility. Debt issuance costs were $0.4 million, net of $0.1 million of accumulated amortization.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
NOTE 14 — OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following as of December 31:

(in thousands)	2021	2020

Operating lease liabilities	$5,029	$12,281
Income tax liabilities	14,156	12,414
Deferred revenue	—	504
Other non-current liabilities	81	40

Total	$19,266	$25,239
NOTE 15 — FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The following table presents the carrying amount and estimated fair value of financial instruments and certain liabilities measured at fair value as of December 31, 2021 and 2020. The following fair values are estimated using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	December 31, 2021				December 31, 2020
(in thousands)	Carrying amount	Fair value			Carrying amount	Fair value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$98,132	$98,132	$—	$—	$58,263	$58,263	$—	$—
Restricted cash	4,017	4,017	—	—	3,833	3,833	—	—
Short-term receivable	3,643	—	—	3,643	—	—	—	—
Long-term receivable	—	—	—	—	2,531	—	—	2,531

Liabilities:
Senior secured term loan	247,204	—	224,956	—	247,204	—	201,472	—
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
In connection with the sale of Pointillist in December 1, 2021, Altisource is to receive $3.5 million on the first anniversary of the sale closing and $0.3 million following the confirmation of closing date working capital (See Note 4 for additional information). We measure short-term receivables without a stated interest rate based on the present value of the future payments.
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
Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk primarily consist of cash and cash equivalents and accounts receivable. Our policy is to deposit our cash and cash equivalents with larger, highly rated financial institutions. The Company derived 31% of its revenue from Ocwen for the year ended December 31, 2021 (see Note 3 for additional information on Ocwen revenues and accounts receivable balance). The Company strives to mitigate its concentrations of credit risk with respect to accounts receivable by actively monitoring past due accounts and the economic status of larger customers, if known.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
NOTE 16 — SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Common Stock
As of December 31, 2021, we had 100.0 million shares authorized, 25.4 million issued and 15.9 million shares of common stock outstanding. As of December 31, 2020, we had 100.0 million shares authorized, 25.4 million shares issued and 15.7 million shares of common stock outstanding. The holders of shares of Altisource common stock generally are entitled to one vote for each share on all matters voted on by shareholders, and the holders of such shares generally will possess all voting power.
Equity Incentive Plan
Our 2009 Equity Incentive Plan (the “Plan”) provides for various types of equity awards, including stock options, stock appreciation rights, stock purchase rights, restricted shares, restricted share units and other awards, or a combination of any of the above. Under the Plan, we may grant up to 6.7 million Altisource share-based awards to officers, directors, employees and to employees of our affiliates. As of December 31, 2021, 1.2 million share-based awards were available for future grant under the Plan. Expired and forfeited awards are available for reissuance.
Share Repurchase Program
On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. As of December 31, 2021, approximately 2.4 million shares of common stock remain available for repurchase under the program. There were no purchases of shares of common stock during the years ended December 31, 2021 and 2020. Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of December 31, 2021, we can repurchase up to approximately $80 million of our common stock under Luxembourg law. Our Credit Agreement also limits the amount we can spend on share repurchases, which limit was approximately $437 million as of December 31, 2021, and may prevent repurchases in certain circumstances, including if our leverage ratio exceeds 3.50 to 1.00.
Share-Based Compensation
We issue share-based awards in the form of stock options, restricted shares and restricted share units for certain employees, officers and directors. We recognized share-based compensation expense of $2.8 million and $7.8 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, estimated unrecognized compensation costs related to share-based awards amounted to $2.4 million, which we expect to recognize over a weighted average remaining requisite service period of approximately 1.29 years.
Stock Options
Stock option grants are composed of a combination of service-based, market-based and performance-based options.
Service-Based Options. These options generally vest over three or four years with equal annual vesting and generally expire on the earlier of ten years after the date of grant or following termination of service. A total of 181 thousand service-based options were outstanding as of December 31, 2021.
Market-Based Options. These option grants generally have two components, each of which vests only upon the achievement of certain criteria. The first component, which we refer to as “ordinary performance” grants, generally consists of two-thirds of the market-based grant and begins to vest if the stock price is at least double the exercise price, as long as the stock price realizes a compounded annual gain of at least 20% over the exercise price. The remaining third of the market-based options, which we refer to as “extraordinary performance” grants, generally begins to vest if the stock price is at least triple the exercise price, as long as the stock price realizes a compounded annual gain of at least 25% over the exercise price. Market-based options vest in three or four year installments with the first installment vesting upon the achievement of the criteria and the remaining installments vesting thereafter in equal annual installments. Market-based options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service or in the final three years of the option term, in which case vesting will generally continue in accordance with the provisions of the award agreement. A total of 140 thousand market-based options were outstanding as of December 31, 2021.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
Performance-Based Options. These option grants generally will vest if certain specific financial measures are achieved; typically with one-fourth vesting on each anniversary of the grant date. The award of performance-based options is adjusted based on the level of achievement specified in the award agreements. If the performance criteria achieved is above threshold performance levels, participants have the opportunity to vest in 50% to 200% of the option grants, depending upon performance achieved. If the performance criteria achieved is below a certain threshold, the options are canceled. The options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service in which case vesting will generally continue in accordance with the provisions of the award agreement. There were 366 thousand performance-based options outstanding as of December 31, 2021.
There were no stock options granted during 2021 and 2020.
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
The following table summarizes the weighted average grant date fair value of stock options granted per share, the total intrinsic value of stock options exercised and the grant date fair value of stock options that vested during the years ended December 31:

(in thousands, except per share data)	2021	2020

Grant date fair value of stock options that vested	$1,203	$2,730
The following table summarizes the activity related to our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding as of December 31, 2020	899,914	$32.47	5.63	$—
Forfeited	(212,575)	32.18

Outstanding as of December 31, 2021	687,339	27.99	4.57	—

Exercisable as of December 31, 2021	525,707	28.48	4.63	—
The following table summarizes information about stock options outstanding and exercisable as of December 31, 2021:

	Options outstanding			Options exercisable
Exercise price range (1)	Number	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number	Weighted average remaining contractual life (in years)	Weighted average exercise price

$10.01 — $20.00	127,400	3.29	$18.79	123,238	3.29	$18.79
$20.01 — $30.00	415,710	5.13	24.87	326,338	4.95	24.84
$30.01 — $40.00	30,729	4.61	33.10	18,506	4.57	33.40
$60.01 — $70.00	58,500	0.19	60.76	43,875	0.19	60.76
$80.01 — $90.00	25,000	2.60	86.69	6,250	2.60	86.69
$90.01 — $100.00	30,000	2.75	96.87	7,500	2.75	96.87

	687,339			525,707
______________________________________
(1)    These options contain market-based and performance-based components as described above.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
The following table summarizes the market prices necessary in order for the market-based options to begin to vest:

	Market-based options
Vesting price	Ordinary performance	Extraordinary performance

$50.01 — $60.00	7,756	4,162
$60.01 — $70.00	8,148	6,250
$80.01 — $90.00	—	3,878
$90.01 — $100.00	—	4,075
$170.01 — $180.00	12,500	—
$180.01 — $190.00	—	14,625
Over $190.00	15,000	13,750

Total	43,404	46,740

Weighted average share price	$69.52	$55.89
Other Share-Based Awards
The Company’s other share-based and similar types of awards are comprised of restricted shares and restricted share units. The restricted shares and restricted share units are comprised of a combination of service-based awards, performance-based awards and market-based awards.
Service-Based Awards. These awards generally vest over two to four year periods with vesting in equal annual installments. A total of 249 thousand service-based awards were outstanding as of December 31, 2021.
Performance-Based Awards. These awards generally vest if certain specific financial measures are achieved; generally one-third vests on each anniversary of the grant date or cliff-vest on the third anniversary of the grant date. The number of performance-based restricted shares and restricted share units that may vest is based on the level of achievement, as specified in the award agreements. If the performance criteria achieved is above certain financial performance levels and Altisource’s share performance is above certain established criteria, participants have the opportunity to vest in up to 150% of the restricted share unit award for certain awards. If the performance criteria achieved is below certain thresholds, the award is canceled. A total of 187 thousand performance-based awards were outstanding as of December 31, 2021.
Market-Based Awards. 50% of these awards generally vest if certain specific market conditions are achieved over a 30-day period and the remaining 50% of these awards generally vest on the one year anniversary of the initial vesting. The Company estimates the grant date fair value of these awards using a lattice (binomial) model. A total of 112 thousand market-based awards were outstanding as of December 31, 2021.
Performance-Based and Market-Based Awards. These awards generally vest if certain specific financial measures are achieved and if certain specific market conditions are achieved. If the performance criteria achieved is above certain financial performance levels and Altisource’s share performance is above certain established criteria, participants have the opportunity to vest in up to 300% of the restricted share unit award for certain awards. If the performance criteria or the market criteria is below certain thresholds, the award is canceled. The Company estimates the grant date fair value of these awards using a Monte Carlo simulation model. A total of 77 thousand performance-based and market-based awards were outstanding as of December 31, 2021.
The Company granted 368 thousand restricted share units (at a weighted average grant date fair value of $9.57 per share) during the year ended December 31, 2021. These grants include 29 thousand performance-based awards that include both a performance condition and a market condition, and 89 thousand performance-based awards for the year ended December 31, 2021.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
The following table summarizes the activity related to our restricted shares and restricted share units:

Number of restricted shares and restricted share units

Outstanding as of December 31, 2020	878,521
Granted	368,412
Issued	(246,382)
Forfeited/canceled	(374,913)

Outstanding as of December 31, 2021	625,638
The following assumptions were used to determine the fair values for the performance-based awards that include both a performance condition and a market condition, and fair values for market-based awards as of the grant date for the years ended December 31:

	2021		2020
	Monte Carlo	Binomial	Monte Carlo	Binomial

Risk-free interest rate (%)	0.16	—	2.47	0.09 - 0.27
Expected stock price volatility (%)	39.54	—	17.72	80.36
Expected dividend yield	—	—	—	—
Expected life (in years)	3	—	3	2
Fair value	$10.16	$—	$—	$12.58
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

(in thousands)	2021	2020

Service revenue	$170,613	$347,313
Reimbursable expenses	6,555	16,285
Non-controlling interests	1,285	1,949

Total	$178,453	$365,547
Disaggregation of Revenue
Disaggregation of total revenues by major source is as follows:

(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

For the year ended December 31, 2021	$157,855	$14,043	$6,555	$178,453
For the year ended December 31, 2020	332,084	17,178	16,285	365,547

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
Contract Balances
Our contract assets consist of unbilled accounts receivable (see Note 6). Our contract liabilities consist of current deferred revenue and other non-current liabilities as reported on the accompanying consolidated balance sheets. Revenue recognized that was included in the contract liability at the beginning of the period was $5.5 million and $4.8 million for the years ended December 31, 2021 and 2020, respectively.
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

(in thousands)	2021	2020

Compensation and benefits	$69,990	$94,365
Outside fees and services	66,386	146,322
Technology and telecommunications	25,273	35,912
Reimbursable expenses	6,555	16,285
Depreciation and amortization	3,162	12,310

Total	$171,366	$305,194
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

(in thousands)	2021	2020

Compensation and benefits	$28,367	$35,521
Professional services	10,163	11,444
Amortization of intangible assets	9,467	14,720
Occupancy related costs	9,332	19,363
Marketing costs	2,157	3,325
Depreciation and amortization	1,430	2,580
Other	6,133	5,783

Total	$67,049	$92,736
NOTE 20 — OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following for the years ended December 31:

(in thousands)	2021	2020

Interest income	$4	$114
Other, net	860	261

Total	$864	$375

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
NOTE 21 — INCOME TAXES
The components of income before income taxes and non-controlling interests consist of the following for the years ended December 31:

(in thousands)	2021	2020

Domestic - Luxembourg	$25,490	$(50,822)
Foreign - U.S.	(9,536)	(13,243)
Foreign - non-U.S.	(669)	6,359

Total	$15,285	$(57,706)
The income tax provision consists of the following for the years ended December 31:

(in thousands)	2021	2020

Current:
Domestic - Luxembourg	$—	$(2,158)
Foreign - U.S. federal	(432)	4,992
Foreign - U.S. state	(308)	(322)
Foreign - non-U.S.	(3,197)	(6,088)

	$(3,937)	$(3,576)
Deferred:
Domestic - Luxembourg	$(140)	$224
Foreign - U.S. federal	519	(2,808)
Foreign - U.S. state	836	(465)
Foreign - non-U.S.	(510)	(1,984)

	$705	$(5,033)

Income tax provision	$(3,232)	$(8,609)
We operate in a Uruguay free trade zone that provides an indefinite future tax benefit. The tax holiday is conditioned upon our meeting certain employment and investment thresholds. The impact of these tax holidays decreased foreign taxes by $0.1 million ($0.01 per diluted share) and $0.1 million ($0.01 per diluted share) for the years ended December 31, 2021 and 2020, respectively.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
A summary of the tax effects of the temporary differences is as follows for the years ended December 31:

(in thousands)	2021	2020

Non-current deferred tax assets:
Net operating loss carryforwards	$368,824	$353,358
U.S. federal and state tax credits	194	242
Other non-U.S. deferred tax assets	13,326	11,327
Share-based compensation	1,220	1,658
Accrued expenses	962	1,205
Unrealized losses	10,397	10,351
Non-current deferred tax liabilities:
Intangible assets	(8,290)	(8,133)
Depreciation	61	(441)
Other non-U.S. deferred tax liability	(523)	(7)
Other	334	(736)
	386,505	368,824

Valuation allowance	(389,147)	(372,227)

Non-current deferred tax liabilities, net	$(2,642)	$(3,403)
A valuation allowance is provided when it is deemed more likely than not that some portion or all of a deferred tax asset will not be realized. In determining whether a valuation allowance is needed requires an extensive analysis of positive and negative evidence regarding realization of the deferred tax assets and, inherent in that, an assessment of the likelihood of sufficient future taxable income. When there is a cumulative pretax loss for financial reporting for the current and two preceding years (i.e., a three year cumulative loss), this is a significant element of negative evidence that would be difficult to overcome on a more likely than not or any other basis. Therefore, the Company’s valuation allowance was $389.1 million and $372.2 million for the year ending December 31, 2021 and 2020, respectively.
Prior to 2020, the Company did not recognize deferred taxes on cumulative earnings of subsidiaries other than Luxembourg and the Philippines because the Company intended for those earnings to be indefinitely reinvested. In 2020, the Company recognized income tax expense on $68 million of accumulated earnings in India that had previously been considered indefinitely reinvested and began recognizing income tax expense on earnings in India. In 2021, the Company recognized income tax expense on a $15 million dividend from the Company’s India subsidiary to its parent. The Company continues to remain indefinitely reinvested in all other non-Luxembourg earnings not previously discussed. The other non-Luxembourg earnings reinvested as of December 31, 2021 were approximately $3.7 million, which if distributed would result in no additional tax due.
The Company had a deferred tax asset of $368.8 million as of December 31, 2021 relating to Luxembourg, U.S. federal, state and foreign net operating losses compared to $353.4 million as of December 31, 2020. As of December 31, 2021 and 2020, a valuation allowance of $367.8 million and $349.8 million, respectively, has been established related to Luxembourg net operating loss (“NOL”). As of December 31, 2020 a valuation allowance of $0.8 million has been established related to state NOLs and a valuation allowance of $2.4 million has been established related to U.S. federal NOLs (no comparative amounts for the year ended December 31, 2021). The gross amount of net operating losses available for carryover to future years is approximately $1,476.8 million as of December 31, 2021 and approximately $1,415.9 million as of December 31, 2020. These losses are scheduled to expire between the years 2023 and 2041.
In addition, the Company had a deferred tax asset of $0.8 million and $0.9 million as of December 31, 2021 and 2020, respectively, relating to state tax credits. Some of the state tax credit carryforwards have an indefinite carryforward period.
The Company is taking advantage of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act signed into law on March 27, 2020 by utilizing a five year carryback of the full $14.8 million net operating loss generated in the U.S. in 2020.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
The effective tax rate differs from the Luxembourg statutory tax rate due to tax rate differences on foreign earnings, increases in uncertain tax positions, state taxes, remeasurement of deferred tax assets related to tax rate changes, a decrease in unrecognized tax benefits, tax exempt income primarily from the sale of Pointillist (see Note 4) and a valuation allowance against deferred tax assets the Company believes it is more likely than not will not be realized
The following table reconciles the Luxembourg statutory tax rate to our effective tax rate for the years ended December 31:

	2021	2020

Statutory tax rate	24.94%	24.94%
Change in valuation allowance	130.03	(29.79)
State tax expense	(3.87)	(1.25)
Tax credits	0.36	0.10
Uncertain tax positions	11.82	(2.94)
Income tax rate change	—	(2.40)
Tax rate differences on foreign earnings	6.46	(6.62)
Tax Exempt Income	(145.91)	—
Other	(2.70)	3.04

Effective tax rate	21.14%	(14.92)%
The Company follows ASC Topic 740 which clarifies the accounting and disclosure for uncertainty in tax positions. We analyzed our tax filing positions in the domestic and foreign tax jurisdictions where we are required to file income tax returns as well as for all open tax years subject to audit in these jurisdictions. The Company has open tax years in the United States (2015 through 2020), India (2011 through 2021) and Luxembourg (2015 through 2019).
The following table summarizes changes in unrecognized tax benefits during the years ended December 31:

(in thousands)	2021	2020

Amount of unrecognized tax benefits as of the beginning of the year	$8,541	$9,767
Decreases as a result of tax positions taken in a prior period	(1,648)	(2,591)
Increases as a result of tax positions taken in a prior period	2,130	767
Increases as a result of tax positions taken in the current period	—	598

Amount of unrecognized tax benefits as of the end of the year	$9,023	$8,541
The total amount of unrecognized tax benefits including interest and penalties that, if recognized, would affect the effective tax rate is $14.9 million and $13.2 million as of December 31, 2021 and 2020, respectively. The Company recognizes interest, if any, related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2021 and 2020, the Company had recorded accrued interest and penalties related to unrecognized tax benefits of $5.8 million and $4.6 million, respectively.
NOTE 22 — EARNINGS PER SHARE
Basic earnings (loss) per share is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the assumed conversion of all dilutive securities using the treasury stock method. Diluted net earnings (loss) per share excludes all dilutive securities because their impact would be anti-dilutive, as described below.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
Basic and diluted earnings (loss) per share are calculated as follows for the years ended December 31:

(in thousands, except per share data)	2021	2020

Net income (loss) attributable to Altisource	$11,812	$(67,156)

Weighted average common shares outstanding, basic	15,839	15,598
Dilutive effect of stock options, restricted shares and restricted share units	224	—

Weighted average common shares outstanding, diluted	16,063	15,598

Earnings (loss) per share:
Basic	$0.75	$(4.31)
Diluted	$0.74	$(4.31)
For the years ended December 31, 2021 and, 2020, 1.2 million and 1.6 million, respectively, stock options, restricted shares and restricted share units were excluded from the computation of earnings (loss) per share, as a result of the following:
•For the year ended December 31, 2020, 0.2 million stock options, restricted shares and restricted share units were anti-dilutive and have been excluded from the computation of diluted earnings (loss) per share as a result of the net loss attributable to Altisource for the year ended December 31, 2020.
•For the years ended December 31, 2021 and 2020, 0.3 million and 0.5 million, respectively, stock options were anti-dilutive and have been excluded from the computation of diluted earnings (loss) per share because their exercise price was greater than the average market price of our common stock
•For the years ended December 31, 2021 and 2020, 0.9 million and 0.9 million, respectively, stock options, restricted shares and restricted share units, which begin to vest upon the achievement of certain market criteria related to our common stock price, performance criteria and a total shareholder return compared to the market benchmark that have not yet been met in each period have been excluded from the computation of diluted earnings (loss) per share.
NOTE 23 — RESTRUCTURING CHARGES
In August 2018, Altisource initiated Project Catalyst, a project intended to optimize its operations and reduce costs to better align its cost structure with its anticipated revenues and improve its operating margins (finalized in 2020). During the year ended December 31, 2020 Altisource incurred $12.0 million of severance costs, professional services fees, facility consolidation costs, technology costs and business wind down costs related to the plan (no comparative amount for the year ended December 31, 2021).
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
Sales Taxes
On June 21, 2018, the United States Supreme Court rendered a 5-4 majority decision in South Dakota v. Wayfair, Inc., holding that a state may require a remote seller with no physical presence in the state to collect and remit sales tax on goods and services provided to purchasers in the state, overturning existing court precedent. During the year ended December 31, 2019, the Company completed the analysis of its services for potential exposure to sales tax in various jurisdictions in the United States. The Company recognized a $(2.7) million net loss reimbursement for the year ended December 31, 2020 (no comparative amount for the year ended December 31, 2021), in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss). The Company began invoicing, collecting and remitting sales tax in applicable jurisdictions in 2019. Future changes in our estimated sales tax exposure could result in a material adjustment to our consolidated financial statements, which would impact our financial condition and results of operations.
Ocwen Related Matters
As discussed in Note 3, during the year ended December 31, 2021, Ocwen was our largest customer, accounting for 31% of our total revenue. Additionally, 5% of our revenue for the year ended December 31, 2021 was earned on the loan portfolios serviced by Ocwen, when a party other than Ocwen or the MSRs owner selected Altisource as the service provider.
Ocwen has disclosed that it is subject to a number of ongoing federal and state regulatory examinations, consent orders, inquiries, subpoenas, civil investigative demands, requests for information and other actions and is subject to pending and threatened legal proceedings, some of which include claims against Ocwen for substantial monetary damages. Previous regulatory actions against Ocwen have subjected Ocwen to independent oversight of its operations and placed certain restrictions on its ability to acquire servicing rights. Existing or future similar matters could result in adverse regulatory or other actions against Ocwen. In addition to the above, Ocwen may become subject to future adverse regulatory or other actions.
Ocwen has disclosed that NRZ is its largest client. As of December 31, 2021, approximately 21% of loans serviced and subserviced by Ocwen (measured in UPB) were related to NRZ MSRs or rights to MSRs. In July 2017 and January 2018, Ocwen and NRZ entered into a series of agreements pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer from Ocwen to NRZ of Ocwen’s legal title to the Subject MSRs and under which Ocwen will subservice mortgage loans underlying the MSRs for an initial term of five years. NRZ can terminate its sub-servicing agreement with Ocwen in exchange for the payment of a termination fee.
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
During the second quarter of 2020, Ocwen informed us that an MSR investor instructed Ocwen to use a field services provider other than Altisource on properties associated with certain MSRs. Based upon the impacted portfolios and the designated service provider, Altisource believes that Ocwen received these directions from NRZ. We believe Ocwen commenced using another field services provider for these properties in July 2020 and continued to transition services during the third quarter of 2020. We believe that the transition to the replacement field service provider was largely completed as of September 30, 2020. We estimate that $0.5 million and $70.1 million of service revenue from Ocwen for the years ended December 31, 2021 and 2020, respectively, was derived from Field Services referrals from the NRZ portfolios. Ocwen also communicated to Altisource in the fourth quarter of 2020 that the same investor instructed Ocwen to use a provider for default valuations and certain default title services other than Altisource on properties associated with such certain MSRs and commenced moving these referrals to other service providers in the fourth quarter of 2020, , with the bulk of such transition occurring during 2021. We anticipate that the transition of such default valuations and title services will continue during the course of 2022. We estimate that $2.9 million and $18.2 million of service revenue from Ocwen for the years ended December 31, 2021 and 2020, respectively, was derived from default valuations and title services referrals from the NRZ portfolios. To address the reduction in revenue, Altisource undertook several measures to further reduce its cost structure, strengthen its operations and generate cash.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
On May 5, 2021 we entered into an Agreement with Ocwen pursuant to which the terms of certain services agreements between us and Ocwen were extended from August 2025 through August 2030 and the scope of solutions we provide to Ocwen was expanded to include, among other things, the opportunity for the Company to provide first and second chance foreclosure auctions on Government Loans, and title services on FHA and Veterans Affairs loans, subject to a process to confirm Altisource’s ability to meet reasonable performance requirements, which process is continuing. The Agreement established a framework for us to expand the foreclosure trustee solutions we provide to Ocwen in additional states, and, as mutually agreed upon by the parties, to deliver reverse mortgage related solutions to Ocwen, subject to negotiation of appropriate statements of work or other agreements, a process to confirm Altisource’s ability to meet reasonable performance requirements, and technical integrations, as may be applicable. The Agreement further resolved the contractual dispute between the parties related to Ocwen’s transfer to NRZ the rights to designate service providers other than Altisource, including mutual releases with respect to such dispute. The Agreement also addressed Ocwen’s rights in the event of certain change of control or sale of a business transactions by us on or after September 1, 2028. Since the date of the Agreement, Ocwen has transitioned over 2,300 of its foreclosure auction inventory on Government Loans to us and increased our percentage of field services referrals on its Government Loans.
In addition to expected reductions in our revenue from the transition of referrals for default related services previously identified, if any of the following events occurred, Altisource’s revenue could be further significantly reduced and our results of operations could be materially adversely affected, including from the possible impairment or write-off of goodwill, intangible assets, property and equipment, other assets and accounts receivable:
•Altisource loses Ocwen as a customer or there is an additional significant reduction in the volume of services they purchase from us
•Ocwen loses, sells or transfers a significant portion of its GSE or FHA servicing rights or subservicing arrangements or remaining other servicing rights or subservicing arrangements and Altisource fails to be retained as a service provider
•The contractual relationship between Ocwen and NRZ changes significantly, including Ocwen’s sub-servicing arrangement with NRZ expiring without renewal, and this change results in a change in our status as a provider of services related to the Subject MSRs
•Ocwen loses state servicing licenses in states with a significant number of loans in Ocwen’s servicing portfolio
•The contractual relationship between Ocwen and Altisource changes significantly or there are significant changes to our pricing to Ocwen for services from which we generate material revenue
•Altisource otherwise fails to be retained as a service provider
Management cannot predict whether any of these events will occur or the amount of any impact they may have on Altisource. However, we are focused on diversifying and growing our revenue and customer base and we have a sales and marketing strategy to support these efforts. Moreover, in the event one or more of these events materially negatively impact Altisource, we believe the variable nature of our cost structure would allow us to realign our cost structure to address some of the impact to revenue and that current liquidity would be sufficient to meet our working capital, capital expenditures, debt service and other cash needs. There can be no assurance that our plans will be successful or our operations will be profitable.
Leases
We lease certain premises and equipment, primarily consisting of office space and information technology equipment. Certain of our leases include options to renew at our discretion or terminate leases early, and these options are considered in our determination of the expected lease term. Certain of our lease agreements include rental payments adjusted periodically for inflation. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. We sublease certain office space to third parties. Sublease income was $1.0 million and $1.4 million for the years ended December 31, 2021 and 2020, respectively. The amortization periods of right-of-use assets are generally limited by the expected lease term. Our leases generally have expected lease terms at adoption of one to six years.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
Information about our lease terms and our discount rate assumption is as follows as of December 31:

	2021	2020

Weighted average remaining lease term (in years)	3.30	3.18
Weighted average discount rate	5.84%	7.01%
Our lease activity was as follows for the years ended December 31:

(in thousands)	2021	2020

Operating lease costs:
Selling, general and administrative expense	$6,026	$9,712
Cost of revenue	2,294	1,919

Cash used in operating activities for amounts included in the measurement of lease liabilities	$9,072	$13,113
Short-term (twelve months or less) lease costs	(1,017)	3,797
Maturities of our lease liabilities as of December 31, 2021 are as follows:

(in thousands)	Operating lease obligations

2022	$3,090
2023	2,145
2024	1,576
2025	1,109
2026	563
Total lease payments	8,483
Less: interest	(561)

Present value of lease liabilities	$7,922
We have executed two standby letters of credit totaling $0.6 million related to two office leases that are secured by restricted cash balances.
Escrow Balances
We hold customers’ assets in escrow accounts at various financial institutions pending completion of certain real estate activities. These amounts are held in escrow accounts for limited periods of time and are not included in the consolidated balance sheets. Amounts held in escrow accounts were $27.5 million and $20.0 million as of December 31, 2021 and 2020, respectively.

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
As of December 31, 2021, an evaluation was conducted under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of December 31, 2021.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Mayer Hoffman McCann P.C. has independently assessed the effectiveness of our internal control over financial reporting and its report is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C.    DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2022 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2022 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2022 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2022 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2022 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this annual report.

1.	Financial Statements

See Item 8 above.

2.	Financial Statement Schedules:

Financial statements schedules are omitted because they are not required or applicable or the required information is included elsewhere in this Annual Report on Form 10-K.

3.	Exhibits:

Exhibit Number	Exhibit Description

2.1
Form of Separation Agreement between Altisource Portfolio Solutions S.A. and Ocwen Financial Corporation (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 10-12B/A — Amendment No. 1 to Form 10 as filed with the Commission on June 29, 2009)

2.2
Separation Agreement, dated as of December 21, 2012, between Altisource Residential Corporation and Altisource Portfolio Solutions S.A. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on December 28, 2012)

2.3
Separation Agreement, dated as of December 21, 2012, between Altisource Asset Management Corporation and Altisource Portfolio Solutions S.A. (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed on December 28, 2012)

2.4
Purchase and Sale Agreement, dated as of March 29, 2013, by and among Altisource Portfolio Solutions, Inc., Altisource Solutions S.à r.l., Ocwen Financial Corporation, Homeward Residential, Inc. and Power Valuation Services, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on April 4, 2013)

2.5
Purchase and Sale Agreement, dated as of August 19, 2013, by and among Altisource Portfolio Solutions S.A., Altisource Solutions S.à r.l. and the Equity Interestholders of Equator, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 21, 2013)

2.6 **
Stock Purchase Agreement dated as of October 6, 2021 by and among Genesys Cloud Services, Inc., Altisource S.à r.l., Pointillist, Inc,. and other holders of the outstanding capital stock of Pointillist, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on October 7, 2021)

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

10.82
Binding Term Sheet dated as of May 5, 2021 between Altisource S.à r.l., Ocwen Financial Corporation and and Ocwen USVI Services, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on May10, 2021)

10.83
Settlement Agreement and Full Release dated as of April 28, 2021 between Marcello Mastioni and Altisource S.à r.l. (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on May10, 2021)

10.84
Post-Separation Covenant Agreement dated as of April 28, 2021 between Marcello Mastioni and Altisource S.à r.l. (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on May10, 2021)

10.85	Credit Agreement, dated June 22, 2021 among Altisource S.à r.l. and STS Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 23, 2021)

21.1 *	Subsidiaries of the Registrant.

23.1 *	Consent of Independent Registered Public Accounting Firm (Mayer Hoffman McCann P.C.).

31.1 *	Section 302 Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2 *	Section 302 Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1 *	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 is formatted in Inline XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the years in the two-year period ended December 31, 2021; (iii) Consolidated Statements of Equity for each of the years in the two-year period ended December 31, 2021 (iv) Consolidated Statements of Cash Flows for each of the years in the two-year period ended December 31, 2021; (v) Notes to Consolidated Financial Statements; and (vi) Financial Statement Schedule.

104*	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101
______________________________________

*	Filed herewith

**	Portions of this exhibit have been redacted pursuant to a request for confidential treatment. The non-public information has been filed separately with the Securities and Exchange Commission.

†	Denotes management contract or compensatory arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 3, 2022

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

Signature	Title	Date

/s/ William B. Shepro	Chairman and Chief Executive Officer	March 3, 2022
William B. Shepro	(Principal Executive Officer)

/s/ Joseph L. Morettini	Director	March 3, 2022
Joseph L. Morettini

/s/ Roland Müller-Ineichen	Director	March 3, 2022
Roland Müller-Ineichen

/s/ Michelle D. Esterman	Chief Financial Officer	March 3, 2022
Michelle D. Esterman	(Principal Financial Officer and Principal Accounting Officer)