Form 10-Q
period 2022-03-31
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
filed 2022-04-28
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of April 22, 2022, there were 16,056,981 outstanding shares of the registrant’s common stock (excluding 9,355,767 shares held as treasury stock).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$79,952	$98,132
Accounts receivable, net	18,318	18,008
Prepaid expenses and other current assets	25,422	21,864
Total current assets	123,692	138,004

Premises and equipment, net	5,927	6,873
Right-of-use assets under operating leases	6,306	7,594
Goodwill	55,960	55,960
Intangible assets, net	35,575	36,859
Deferred tax assets, net	6,308	6,386
Other assets	6,009	6,132

Total assets	$239,777	$257,808

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$41,958	$46,535
Deferred revenue	3,947	4,342
Other current liabilities	2,967	3,870
Total current liabilities	48,872	54,747

Long-term debt	244,079	243,637
Deferred tax liabilities, net	9,119	9,028
Other non-current liabilities	18,594	19,266

Commitments, contingencies and regulatory matters (Note 21)

Equity (deficit):
Common stock ($1.00 par value; 100,000 shares authorized, 25,413 issued and 16,057 outstanding as of March 31, 2022; 15,911 outstanding as of December 31, 2021)	25,413	25,413
Additional paid-in capital	145,588	144,298
Retained earnings	163,796	186,592
Treasury stock, at cost (9,356 shares as of March 31, 2022 and 9,502 shares as of December 31, 2021)	(416,853)	(426,445)
Altisource deficit	(82,056)	(70,142)

Non-controlling interests	1,169	1,272
Total deficit	(80,887)	(68,870)

Total liabilities and deficit	$239,777	$257,808
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Three months ended March 31,
	2022	2021

Revenue	$39,516	$50,465
Cost of revenue	33,869	50,158

Gross profit	5,647	307
Operating expenses:
Selling, general and administrative expenses	13,974	18,886

Loss from operations	(8,327)	(18,579)
Other income (expense), net
Interest expense	(3,556)	(3,442)
Other income, net	740	949
Total other income (expense), net	(2,816)	(2,493)

Loss before income taxes and non-controlling interests	(11,143)	(21,072)
Income tax provision	(886)	(843)

Net loss	(12,029)	(21,915)
Net income attributable to non-controlling interests	(161)	(87)

Net loss attributable to Altisource	$(12,190)	$(22,002)

Loss per share:
Basic	$(0.76)	$(1.40)
Diluted	$(0.76)	$(1.40)

Weighted average shares outstanding:
Basic	15,956	15,717
Diluted	15,956	15,717

Comprehensive loss:

Comprehensive loss, net of tax	$(12,029)	$(21,915)
Comprehensive income attributable to non-controlling interests	(161)	(87)

Comprehensive loss attributable to Altisource	$(12,190)	$(22,002)
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Altisource Equity (Deficit)
	Common stock		Additional paid-in capital	Retained earnings	Treasury stock, at cost	Non-controlling interests	Total
	Shares

Balance, December 31, 2020	25,413	$25,413	$141,473	$190,383	$(441,034)	$1,209	$(82,556)

Net loss	—	—	—	(22,002)	—	87	(21,915)
Distributions to non-controlling interest holders	—	—	—	—	—	(1,395)	(1,395)
Share-based compensation expense	—	—	1,438	—	—	—	1,438
Issuance of restricted share units and restricted shares	—	—	—	(5,905)	5,905	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(3,586)	2,756	—	(830)

Balance, March 31, 2021	25,413	$25,413	$142,911	$158,890	$(432,373)	$(99)	$(105,258)

Balance, December 31, 2021	25,413	$25,413	$144,298	$186,592	$(426,445)	$1,272	$(68,870)

Net loss	—	—	—	(12,190)	—	161	(12,029)
Distributions to non-controlling interest holders	—	—	—	—	—	(264)	(264)
Share-based compensation expense	—	—	1,290	—	—	—	1,290
Issuance of restricted share units and restricted shares	—	—	—	(6,560)	6,560	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(4,046)	3,032	—	(1,014)

Balance, March 31, 2022	25,413	$25,413	$145,588	$163,796	$(416,853)	$1,169	$(80,887)
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(12,029)	$(21,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	958	1,184
Amortization of right-of-use assets under operating leases	1,144	1,927
Amortization of intangible assets	1,284	2,599
Share-based compensation expense	1,290	1,438
Bad debt expense	343	217
Amortization of debt discount	166	168
Amortization of debt issuance costs	276	215
Deferred income taxes	67	562
Loss on disposal of fixed assets	—	7
Changes in operating assets and liabilities:
Accounts receivable	(653)	2,240
Prepaid expenses and other current assets	(3,558)	(1,486)
Other assets	143	258
Accounts payable and accrued expenses	(4,515)	11
Current and non-current operating lease liabilities	(1,279)	(1,941)
Other current and non-current liabilities	(547)	(2,294)
Net cash used in operating activities	(16,910)	(16,810)

Cash flows from investing activities:
Additions to premises and equipment	(74)	(467)
Proceeds from the sale of business	—	3,000
Net cash (used in) provided by investing activities	(74)	2,533

Cash flows from financing activities:
Distributions to non-controlling interests	(264)	(1,395)
Payments of tax withholding on issuance of restricted share units and restricted shares	(1,014)	(830)
Net cash used in financing activities	(1,278)	(2,225)

Net decrease in cash, cash equivalents and restricted cash	(18,262)	(16,502)
Cash, cash equivalents and restricted cash at the beginning of the period	102,149	62,096

Cash, cash equivalents and restricted cash at the end of the period	$83,887	$45,594

Supplemental cash flow information:
Interest paid	$3,090	$3,090
Income taxes paid, net	3,257	902
Acquisition of right-of-use assets with operating lease liabilities	29	15
Reduction of right-of-use assets from operating lease modifications or reassessments	(173)	—

Non-cash investing and financing activities:
Net decrease in payables for purchases of premises and equipment	$(62)	$(78)
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
Effective January 1, 2022, our reportable segments changed as a result of a change in the way our Chief Executive Officer (our chief operating decision maker) manages our businesses, allocates resources and evaluates performance, and the related changes in our internal organization. We now report our operations through two new reportable segments: Servicer and Real Estate and Origination. In addition, we report Corporate and Others separately. Prior to the January 1, 2022 change in reportable segments, the Company operated with one reportable segment (total Company). Prior year comparable period segment disclosures have been restated to conform to the current year presentation. See Note 22 for a description of our business segments.
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
The management agreement between MPA and Lenders One, pursuant to which MPA is the management company, represents a variable interest in a variable interest entity. MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact the cooperative’s economic performance and the right to receive benefits from the cooperative. As a result, Lenders One is presented in the accompanying condensed consolidated financial statements on a consolidated basis and the interests of the members are reflected as non-controlling interests. As of March 31, 2022, Lenders One had total assets of $1.7 million and total liabilities of $1.0 million. As of December 31, 2021, Lenders One had total assets of $2.2 million and total liabilities of $1.4 million.
In 2019, Altisource created Pointillist, Inc. (“Pointillist”) and contributed the Pointillist® customer journey analytics business and $8.5 million to it. On May 27, 2021, Pointillist issued $1.3 million in principal of convertible notes to related parties with a maturity date of January 1, 2023. The notes bore interest at a rate of 7% per annum. The principal and unpaid accrued interest then outstanding under the notes (1) would automatically convert to Pointillist equity at the earlier of the time Pointillist receives proceeds of $5.0 million or more from the sale of its equity or January 1, 2023, or (2) are repaid in cash or converted into Pointillist common stock equity based on a $13.1 million Pointillist valuation (at the Lenders’ option) in the event of a corporate transaction or initial public offering of Pointillist. On December 1, 2021, the notes were converted to Pointillist equity and Altisource and other shareholders of Pointillist sold all of the equity interests in Pointillist (See Note 3 for additional information). Prior to the sale, Pointillist was owned by Altisource and management of Pointillist, with management of Pointillist owning a non-controlling interest representing 12.1% of the outstanding equity of Pointillist. Through December 1, 2021, Pointillist is presented in the accompanying condensed consolidated financial statements on a consolidated basis and the portion of Pointillist owned by Pointillist management is reported as non-controlling interests.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 3, 2022.
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
During the three months ended March 31, 2022, Ocwen was our largest customer, accounting for 35% of our total revenue. Ocwen purchases certain mortgage services from us under the terms of services agreements and amendments thereto (collectively, the “Ocwen Services Agreements”) with terms extending through August 2030. Certain of the Ocwen Services Agreements contain a “most favored nation” provision and also grant the parties the right to renegotiate pricing, among other things.
Revenue from Ocwen primarily consists of revenue earned from the loan portfolios serviced and subserviced by Ocwen when Ocwen engages us as the service provider, and revenue earned directly from Ocwen, pursuant to the Ocwen Services Agreements. For the three months ended March 31, 2022 and 2021, we recognized revenue from Ocwen of $13.7 million and $16.9 million, respectively. Revenue from Ocwen as a percentage of segment and consolidated revenue was as follows for the three months ended March 31:

	2022	2021

Servicer and Real Estate	48%	52%
Origination	—%	—%
Corporate and Others	—%	2%
Consolidated revenue	35%	34%

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
We earn additional revenue related to the portfolios serviced and subserviced by Ocwen when a party other than Ocwen or the MSR owner selects Altisource as the service provider. For the three months ended March 31, 2022 and 2021, we recognized revenue of $2.4 million and $2.6 million, respectively, of such revenue. These amounts are not included in deriving revenue from Ocwen and revenue from Ocwen as a percentage of revenue discussed above.
As of March 31, 2022, accounts receivable from Ocwen totaled $4.3 million, $3.3 million of which was billed and $1.0 million of which was unbilled. As of December 31, 2021, accounts receivable from Ocwen totaled $3.0 million, $2.8 million of which was billed and $0.2 million of which was unbilled.
NRZ
New Residential Investment Corp. (individually, together with one or more of its subsidiaries or one or more of its subsidiaries individually, “NRZ”) is a real estate investment trust that invests in and manages investments primarily related to residential real estate, including MSRs and excess MSRs.
Ocwen has disclosed that NRZ is its largest client. As of December 31, 2021, approximately 21% of loans serviced and subserviced by Ocwen (measured in unpaid principal balance (“UPB”)) were related to NRZ MSRs or rights to MSRs (the “Subject MSRs”).
NRZ purchases brokerage services for real estate owned (“REO”) exclusively from us, irrespective of the subservicer, subject to certain limitations, for certain MSRs set forth in and pursuant to the terms of a Cooperative Brokerage Agreement, as amended, and related letter agreement (collectively, the “Brokerage Agreement”) with terms extending through August 2025.
For the three months ended March 31, 2022 and 2021, we recognized revenue from NRZ of $0.9 million and $0.8 million, respectively, under the Brokerage Agreement. For the three months ended March 31, 2022 and 2021, we recognized additional revenue of $3.7 million and $3.4 million, respectively, relating to the Subject MSRs when a party other than NRZ selects Altisource as the service provider.
NOTE 3 — SALE OF BUSINESSES
Pointillist Business
On October 6, 2021, Altisource and other shareholders of Pointillist entered into a definitive Stock Purchase Agreement (as amended, the “SPA”) to sell all of the equity interests in Pointillist to Genesys Cloud Services, Inc. (“Genesys”) for $150.0 million (the “Purchase Price”) (the “Transaction”). The Purchase Price consisted of (1) an up-front payment of $144.5 million, subject to certain adjustments, (2) $0.5 million deposited into an escrow account to be used to satisfy potential deficits between estimated closing date working capital and actual closing date working capital (the “Working Capital Escrow”), with excess amounts remaining after satisfying such deficits (if any) being paid to the sellers, and (3) $5.0 million deposited into an escrow account to satisfy certain Genesys indemnification claims that may arise on or prior to the first anniversary of the sale closing and, at Genesys’ election, any working capital deficits that exceed the Working Capital Escrow (the “Indemnification Escrow”), with the balance to be paid to the sellers thereafter. The Transaction closed on December 1, 2021. On a fully diluted basis, Altisource owned approximately 69% of the equity of Pointillist. After working capital and other applicable adjustments, Altisource received approximately $106.0 million from the sale of its Pointillist equity and the collection of outstanding receivables, with $102.2 million received at closing, approximately $0.3 million deposited into the Working Capital Escrow and approximately $3.5 million deposited into the Indemnification Escrow. The present value of the amounts in escrow is included in other current assets in the accompanying condensed consolidated balance sheets at a discounted value of $3.7 million and $3.6 million as of March 31, 2022 and December 31, 2021, respectively.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
NOTE 4 — ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consists of the following:

(in thousands)	March 31, 2022	December 31, 2021

Billed	$15,717	$17,907
Unbilled	7,412	5,398
	23,129	23,305
Less: Allowance for credit losses	(4,811)	(5,297)

Total	$18,318	$18,008
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
Changes in the allowance for expected credit losses consist of the following:

		Additions
(in thousands)	Balance at Beginning of Period	Charged to Expenses	Deductions Note (1)	Balance at End of Period

Allowance for expected credit losses:

Three months ended March 31, 2022	$5,297	$343	$829	$4,811
Twelve months ended December 31, 2021	5,581	1,354	1,638	5,297

______________________________________
(1)    Amounts written off as uncollectible or transferred to other accounts or utilized.
NOTE 5 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

(in thousands)	March 31, 2022	December 31, 2021

Income taxes receivable	$7,650	$8,403
Maintenance agreements, current portion	1,281	1,717
Prepaid expenses	5,783	2,865
Other current assets	10,708	8,879

Total	$25,422	$21,864

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
NOTE 6 — PREMISES AND EQUIPMENT, NET
Premises and equipment, net consists of the following:

(in thousands)	March 31, 2022	December 31, 2021

Computer hardware and software	$48,935	$50,452
Leasehold improvements	5,837	5,927
Furniture and fixtures	3,856	4,441
Office equipment and other	438	811
	59,066	61,631
Less: Accumulated depreciation and amortization	(53,139)	(54,758)

Total	$5,927	$6,873
Depreciation and amortization expense amounted to $1.0 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively, and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive loss.
NOTE 7 — RIGHT-OF-USE ASSETS UNDER OPERATING LEASES, NET
Right-of-use assets under operating leases, net consists of the following:

(in thousands)	March 31, 2022	December 31, 2021

Right-of-use assets under operating leases	$14,886	$19,595
Less: Accumulated amortization	(8,580)	(12,001)

Total	$6,306	$7,594
Amortization of operating leases was $1.1 million and $1.9 million for the three months ended March 31, 2022 and 2021, respectively, and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive loss.
NOTE 8 — GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following is a summary of goodwill by segment:

(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Total

Balance as of March 31, 2022 and December 31, 2021	$30,681	$25,279	$—	$55,960
We determined that each reportable segment represents a reporting unit. Goodwill was allocated to each reporting unit based on the relative fair value of each of our reporting units.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Intangible Assets, net
Intangible assets, net consist of the following:

	Weighted average estimated useful life (in years)	Gross carrying amount		Accumulated amortization		Net book value
(in thousands)		March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021

Definite lived intangible assets:
Customer related intangible assets	9	$214,307	$214,307	$(195,344)	$(194,594)	$18,963	$19,713
Operating agreement	20	35,000	35,000	(21,292)	(20,854)	13,708	14,146
Trademarks and trade names	16	9,709	9,709	(6,805)	(6,709)	2,904	3,000

Total		$259,016	$259,016	$(223,441)	$(222,157)	$35,575	$36,859
Amortization expense for definite lived intangible assets was $1.3 million and $2.6 million for the three months ended March 31, 2022 and 2021, respectively. Forecasted annual definite lived intangible asset amortization expense for 2022 through 2026 is $5.1 million, $5.1 million, $5.1 million, $5.1 million and $4.9 million, respectively.
NOTE 9 — OTHER ASSETS
Other assets consist of the following:

(in thousands)	March 31, 2022	December 31, 2021

Restricted cash	$3,935	$4,017
Security deposits	966	1,043
Other	1,108	1,072

Total	$6,009	$6,132
NOTE 10 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable and accrued expenses consist of the following:

(in thousands)	March 31, 2022	December 31, 2021

Accounts payable	$18,240	$15,978
Accrued expenses - general	13,565	13,653
Accrued salaries and benefits	8,833	12,254
Income taxes payable	1,320	4,650

Total	$41,958	$46,535
Other current liabilities consist of the following:

(in thousands)	March 31, 2022	December 31, 2021

Operating lease liabilities	$2,090	$2,893
Other	877	977

Total	$2,967	$3,870

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
NOTE 11 — LONG-TERM DEBT
Long-term debt consists of the following:

(in thousands)	March 31, 2022	December 31, 2021

Senior secured term loans	$247,204	$247,204
Less: Debt issuance costs, net	(1,400)	(1,632)
Less: Unamortized discount, net	(1,328)	(1,494)
Total Senior secured term loans	244,476	244,078

Credit Facility	—	—
Less: Debt issuance costs, net	(397)	(441)
Net Credit Facility	(397)	(441)

Total Long-term debt	$244,079	$243,637
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
The Term B Loans bear interest at rates based upon, at our option, the Adjusted Eurodollar Rate or the Base Rate. Adjusted Eurodollar Rate term loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Adjusted Eurodollar Rate for a three month interest period and (y) 1.00% plus (ii) 4.00%. Base Rate term loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Base Rate and (y) 2.00% plus (ii) 3.00%. The interest rate as of March 31, 2022 was 5.00%.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
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
As of March 31, 2022, debt issuance costs were $1.4 million, net of $3.1 million of accumulated amortization. As of December 31, 2021, debt issuance costs were $1.6 million, net of $2.9 million of accumulated amortization.
Credit Facility
On June 22, 2021 Altisource S.à r.l, a subsidiary of Altisource Portfolio Solutions S.A., entered into a revolving credit facility with a related party, STS Master Fund, Ltd. (“STS”) (the “Credit Facility”). STS is an investment fund managed by Deer Park Road Management Company, LP. Deer Park Road Management Company, LP owns approximately 24% of Altisource’s common stock as of March 31, 2022. Deer Park’s Chief Investment Officer and managing partner was a member of Altisource’s Board of Directors until his resignation on March 1, 2022. The replacement director appointed by the Board of Directors is a current employee of Deer Park. Under the terms of the Credit Facility, STS will make loans to Altisource from time to time, in amounts requested by Altisource and Altisource may voluntarily prepay all or any portion of the outstanding loans at any time. The Credit Facility provides Altisource the ability to borrow a maximum amount of $20.0 million through June 22, 2022, $15.0 million through June 22, 2023, and $10.0 million until the end of the term. Amounts that are repaid may be re-borrowed in accordance with the limitations set forth below.
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
Altisource’s obligations under the Credit Facility are secured by a lien on all equity in Altisource’s subsidiary incorporated in India, Altisource Business Solutions Private Limited, pursuant to a pledge agreement entered into by Altisource Asia Holdings Ltd I, a wholly owned Altisource subsidiary.
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
As of March 31, 2022 and December 31, 2021, there was no outstanding debt under the Credit Facility. As of March 31, 2022 and December 31, 2021, debt issuance costs were $0.4 million, net of $0.1 million of accumulated amortization.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
NOTE 12 — OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following:

(in thousands)	March 31, 2022	December 31, 2021

Operating lease liabilities	$4,409	$5,029
Income tax liabilities	14,034	14,156
Deferred revenue	70	—
Other non-current liabilities	81	81

Total	$18,594	$19,266
NOTE 13 — FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The following table presents the carrying amount and estimated fair value of financial instruments and certain liabilities measured at fair value as of March 31, 2022 and December 31, 2021. The following fair values are estimated using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	March 31, 2022				December 31, 2021
(in thousands)	Carrying amount	Fair value			Carrying amount	Fair value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$79,952	$79,952	$—	$—	$98,132	$98,132	$—	$—
Restricted cash	3,935	3,935	—	—	4,017	4,017	—	—
Short-term receivable	3,688	—	—	3,688	3,643	—	—	3,643

Liabilities:
Senior secured term loan	247,204	—	220,012	—	247,204	—	224,956	—
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
In connection with the sale of Pointillist in December 1, 2021, Altisource is to receive $3.5 million on the first anniversary of the sale closing and $0.3 million following the confirmation of closing date working capital (See Note 3 for additional information). We measure short-term receivables without a stated interest rate based on the present value of the future payments.
There were no transfers between different levels during the periods presented.
Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk primarily consist of cash and cash equivalents and accounts receivable. Our policy is to deposit our cash and cash equivalents with larger, highly rated financial institutions. The Company derived 35% of its revenue from Ocwen for the three months ended March 31, 2022 (see Note 2 for additional information on Ocwen revenues and accounts receivable balance). The Company strives to mitigate its concentrations of credit risk with respect to accounts receivable by actively monitoring past due accounts and the economic status of larger customers, if known.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
NOTE 14 — SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Share Repurchase Program
On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. As of March 31, 2022, approximately 2.4 million shares of common stock remain available for repurchase under the program. There were no purchases of shares of common stock during the three months ended March 31, 2022 and 2021. Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of March 31, 2022, we can repurchase up to approximately $74 million of our common stock under Luxembourg law. Our Credit Agreement also limits the amount we can spend on share repurchases, which limit was approximately $420 million as of March 31, 2022, and may prevent repurchases in certain circumstances, including if our leverage ratio exceeds 3.50 to 1.00.
Share-Based Compensation
We issue share-based awards in the form of stock options, restricted shares and restricted share units for certain employees, officers and directors. We recognized share-based compensation expense of $1.3 million and $1.4 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, estimated unrecognized compensation costs related to share-based awards amounted to $6.1 million, which we expect to recognize over a weighted average remaining requisite service period of approximately 1.64 years.
Stock Options
Stock option grants are composed of a combination of service-based, market-based and performance-based options.
Service-Based Options. These options generally vest over three or four years with equal annual vesting and generally expire on the earlier of ten years after the date of grant or following termination of service. A total of 186 thousand service-based options were outstanding as of March 31, 2022.
Market-Based Options. These option grants generally have two components, each of which vests only upon the achievement of certain criteria. The first component, which we refer to as “ordinary performance” grants, generally consists of two-thirds of the market-based grant and begins to vest if the stock price is at least double the exercise price, as long as the stock price realizes a compounded annual gain of at least 20% over the exercise price. The remaining third of the market-based options, which we refer to as “extraordinary performance” grants, generally begins to vest if the stock price is at least triple the exercise price, as long as the stock price realizes a compounded annual gain of at least 25% over the exercise price. Market-based options vest in three or four year installments with the first installment vesting upon the achievement of the criteria and the remaining installments vesting thereafter in equal annual installments. Market-based options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service or in the final three years of the option term, in which case vesting will generally continue in accordance with the provisions of the award agreement. A total of 96 thousand market-based options were outstanding as of March 31, 2022.
Performance-Based Options. These option grants generally will vest if certain specific financial measures are achieved; typically with one-fourth vesting on each anniversary of the grant date. The award of performance-based options is adjusted based on the level of achievement specified in the award agreements. If the performance criteria achieved is above threshold performance levels, participants generally have the opportunity to vest in 50% to 200% of the option grants, depending upon performance achieved. If the performance criteria achieved is below a certain threshold, the options are canceled. The options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service in which case vesting will generally continue in accordance with the provisions of the award agreement. There were 450 thousand performance-based options outstanding as of March 31, 2022.
The Company granted 105 thousand stock options (at a weighted average exercise price of $11.86 per share) for the three months ended March 31, 2022 (no comparative amount for the three months ended March 31, 2021).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
The fair values of the performance-based options are determined using the Black-Scholes option pricing model. The following assumptions were used to determine the fair values as of the grant date:

Three months ended March 31, 2022
Black-Scholes

Risk-free interest rate (%)	1.62
Expected stock price volatility (%)	67.75%
Expected dividend yield	—
Expected option life (in years)	6.00
Fair value	$7.27
We determined the expected option life of all service-based stock option grants using the simplified method, determined based on the graded vesting term plus the contractual term of the options, divided by two. We use the simplified method because we believe that our historical data does not provide a reasonable basis upon which to estimate expected option life.
The following table summarizes the grant date fair value of stock options that vested during the periods presented:

	Three months ended March 31,
(in thousands, except per share data)	2022	2021

Weighted average grant date fair value of stock options granted per share	$8.19	$—
Intrinsic value of options exercised	—	—
Grant date fair value of stock options that vested	1,031	1,186
The following table summarizes the activity related to our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding as of December 31, 2021	687,339	$27.99	4.57	$—
Granted	105,000	11.86
Forfeited	(59,900)	59.99

Outstanding as of March 31, 2022	732,439	27.35	5.47	—

Exercisable as of March 31, 2022	544,190	25.45	4.92	—
Other Share-Based Awards
The Company’s other share-based and similar types of awards are comprised of restricted shares and restricted share units. The restricted shares and restricted share units are comprised of a combination of service-based awards, performance-based awards and market-based awards.
Service-Based Awards. These awards generally vest over one to four year periods with vesting in equal annual installments. A total of 422 thousand service-based awards were outstanding as of March 31, 2022.
Performance-Based Awards. These awards generally vest if certain specific financial measures are achieved; generally one-third vests on each anniversary of the grant date or cliff-vest on the third anniversary of the grant date. The number of performance-based restricted shares and restricted share units that may vest is based on the level of achievement as specified in the award agreements. If the performance criteria achieved is above certain financial performance levels and Altisource’s share performance is above certain established criteria, participants have the opportunity to vest in up to 150% of the restricted share unit award for certain awards. If the performance criteria achieved is below certain thresholds, the award is canceled. A total of 159 thousand performance-based awards were outstanding as of March 31, 2022.
Market-Based Awards. 50% of these awards generally vest if certain specific market conditions are achieved over a 30-day period and the remaining 50% of these awards generally vest on the one year anniversary of the initial vesting. The

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Company estimates the grant date fair value of these awards using a lattice (binomial) model. A total of 112 thousand market-based awards were outstanding as of March 31, 2022.
Performance-Based and Market-Based Awards. These awards generally vest if certain specific financial measures are achieved and if certain specific market conditions are achieved. If the performance criteria achieved is above certain financial performance levels and Altisource’s share performance is above certain established criteria, participants have the opportunity to vest in up to 300% of the restricted share unit award for certain awards. If the performance criteria or the market criteria is below certain thresholds, the award is canceled. The Company estimates the grant date fair value of these awards using a Monte Carlo simulation model. A total of 98 thousand performance-based and market-based awards were outstanding as of March 31, 2022.
The Company granted 388 thousand restricted share units (at a weighted average grant date fair value of $10.81 per share) during the three months ended March 31, 2022. These grants include 46 thousand performance-based awards that include both a performance condition and a market condition, and 46 thousand performance-based awards for the three months ended March 31, 2022.
The following table summarizes the activity related to our restricted shares and restricted share units:

Number of restricted shares and restricted share units

Outstanding as of December 31, 2021	677,175
Granted	387,761
Issued	(146,567)
Forfeited/canceled	(126,564)

Outstanding as of March 31, 2022	791,805
NOTE 15 — REVENUE
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

	Three months ended March 31,
(in thousands)	2022	2021

Service revenue	$37,763	$48,080
Reimbursable expenses	1,592	2,013
Non-controlling interests	161	372

Total	$39,516	$50,465

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Disaggregation of Revenue
Disaggregation of total revenues by segment and major source is as follows:

	Three months ended March 31, 2022
(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Servicer and Real Estate	$24,659	$2,498	$1,379	$28,536
Origination	10,759	8	213	10,980
Total revenue	$35,418	$2,506	$1,592	$39,516

	Three months ended March 31, 2021
(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Servicer and Real Estate	$28,045	$2,631	$1,965	$32,641
Origination	17,206	13	48	17,267
Corporate and Others	—	557	—	557
Total revenue	$45,251	$3,201	$2,013	$50,465
Contract Balances
Our contract assets consist of unbilled accounts receivable (see Note 4). Our contract liabilities consist of current deferred revenue and other non-current liabilities as reported on the accompanying condensed consolidated balance sheets. Revenue recognized that was included in the contract liability at the beginning of the period was $1.8 million and $2.2 million for the three months ended March 31, 2022 and 2021, respectively.
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

	Three months ended March 31,
(in thousands)	2022	2021

Compensation and benefits	$13,521	$22,035
Outside fees and services	12,903	18,723
Technology and telecommunications	5,232	6,587
Reimbursable expenses	1,592	2,013
Depreciation and amortization	621	800

Total	$33,869	$50,158

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

	Three months ended March 31,
(in thousands)	2022	2021

Compensation and benefits	$5,409	$7,852
Amortization of intangible assets	1,284	2,599
Professional services	2,749	3,218
Occupancy related costs	1,624	3,180
Marketing costs	887	474
Depreciation and amortization	337	384
Other	1,684	1,179

Total	$13,974	$18,886
NOTE 18 — OTHER (EXPENSE) INCOME, NET
Other (expense) income, net consists of the following:

	Three months ended March 31,
(in thousands)	2022	2021

Interest income (expense)	$45	$(21)
Other, net	695	970

Total	$740	$949
NOTE 19 — INCOME TAXES
We recognized an income tax provision of $0.9 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively. The income tax provision for the three months ended March 31, 2022 was driven by income tax on transfer pricing income from India, no tax benefit on the pretax loss from our Luxembourg operating company and uncertain tax positions.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
NOTE 20 — LOSS PER SHARE
Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share excludes all dilutive securities because their impact would be anti-dilutive, as described below.
Basic and diluted loss per share are calculated as follows:

	Three months ended March 31,
(in thousands, except per share data)	2022	2021

Net loss attributable to Altisource	$(12,190)	$(22,002)

Weighted average common shares outstanding, basic	15,956	15,717

Weighted average common shares outstanding, diluted	15,956	15,717

Loss per share:
Basic	$(0.76)	$(1.40)
Diluted	$(0.76)	$(1.40)
For the three months ended March 31, 2022 and 2021, 1.5 million and 1.7 million, respectively, stock options, restricted shares and restricted share units, were excluded from the computation of loss per share, as a result of the following:
•For both the three months ended March 31, 2022 and 2021, 0.3 million stock options, restricted shares and restricted share units were anti-dilutive and have been excluded from the computation of diluted loss per share because the Company incurred a net loss
•For both the three months ended March 31, 2022 and 2021, 0.3 million stock options were anti-dilutive and have been excluded from the computation of diluted loss per share because their exercise price was greater than the average market price of our common stock
•For the three months ended March 31, 2022 and 2021, 0.9 million and 1.2 million, respectively, stock options, restricted shares and restricted share units, which begin to vest upon the achievement of certain market criteria related to our common stock price, performance criteria and a total shareholder return compared to the market benchmark, that have not yet been met in each period have been excluded from the computation of diluted loss per share
NOTE 21 — COMMITMENTS, CONTINGENCIES AND REGULATORY MATTERS
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
Ocwen Related Matters
As discussed in Note 2, during the three months ended March 31, 2022, Ocwen was our largest customer, accounting for 35% of our total revenue. Additionally, 6% of our revenue for the three months ended March 31, 2022 was earned on the loan portfolios serviced by Ocwen, when a party other than Ocwen or the MSRs owner selected Altisource as the service provider.

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
If any of the following events occurred, Altisource’s revenue could be significantly reduced and our results of operations could be materially adversely affected, including from the possible impairment or write-off of goodwill, intangible assets, property and equipment, other assets and accounts receivable:
•Altisource loses Ocwen as a customer or there is a significant reduction in the volume of services they purchase from us
•Ocwen loses, sells or transfers a significant portion of its GSE or Federal Housing Administration servicing rights or subservicing arrangements or remaining other servicing rights or subservicing arrangements and Altisource fails to be retained as a service provider
•The contractual relationship between Ocwen and NRZ changes significantly, including Ocwen’s sub-servicing arrangement with NRZ expiring without renewal, and this change results in a change in our status as a provider of services related to the Subject MSRs
•Ocwen loses state servicing licenses in states with a significant number of loans in Ocwen’s servicing portfolio
•The contractual relationship between Ocwen and Altisource changes significantly or there are significant changes to our pricing to Ocwen for services from which we generate material revenue
•Altisource otherwise fails to be retained as a service provider
Management cannot predict whether any of these events will occur or the amount of any impact they may have on Altisource.
Leases
We lease certain premises and equipment, primarily consisting of office space and information technology equipment. Certain of our leases include options to renew at our discretion or terminate leases early, and these options are considered in our determination of the expected lease term. Certain of our lease agreements include rental payments adjusted periodically for inflation. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. We sublease certain office space to third parties. Sublease income was $0.3 million for the three months ended March 31, 2022 and 2021. The amortization periods of right-of-use assets are generally limited by the expected lease term. Our leases generally have expected lease terms at adoption of one to six years.
Information about our lease terms and our discount rate assumption is as follows for the three months ended March 31:

	2022	2021

Weighted average remaining lease term (in years)	3.48	3.06
Weighted average discount rate	5.70%	7.01%

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Our lease activity during the period is as follows:

	Three months ended March 31,
(in thousands)	2022	2021

Operating lease costs:
Selling, general and administrative expense	$934	$2,092
Cost of revenue	265	171

Cash used in operating activities for amounts included in the measurement of lease liabilities	$1,182	$3,078
Short-term (twelve months or less) lease costs	28	481
Maturities of our lease liabilities as of March 31, 2022 are as follows:

(in thousands)	Operating lease obligations

2022	$1,658
2023	2,047
2024	1,543
2025	1,109
2026	563
Total lease payments	6,920
Less: interest	(421)

Present value of lease liabilities	$6,499
Escrow Balances
We hold customers’ assets in escrow accounts at various financial institutions pending completion of certain real estate activities. These amounts are held in escrow accounts for limited periods of time and are not included in the accompanying condensed consolidated balance sheets. Amounts held in escrow accounts were $23.3 million and $27.5 million as of March 31, 2022 and December 31, 2021, respectively.
NOTE 22 — SEGMENT REPORTING
Our business segments are based upon our organizational structure, which focuses primarily on the services offered, and are consistent with the internal reporting used by our Chief Executive Officer (our chief operating decision maker) to evaluate operating performance and to assess the allocation of our resources.
Effective January 1, 2022, our reportable segments changed as a result of a change in the way our Chief Executive Officer (our chief operating decision maker) manages our businesses, allocates resources and evaluates performance, and the related changes in our internal organization. We now report our operations through two new reportable segments: Servicer and Real Estate and Origination. In addition, we report Corporate and Others separately. Prior to the January 1, 2022 change in reportable segments, the Company operated with one reportable segment (total Company). Prior year comparable period segment disclosures have been restated to conform to the current year presentation.
The Servicer and Real Estate segment provides loan servicers and real estate investors with solutions and technologies that span the mortgage and real estate lifecycle. The Origination segment provides originators with solutions and technologies that span the mortgage origination lifecycle. Corporate and Others includes Pointillist (sold on December 1, 2021), interest expense and costs related to corporate functions including executive, finance, law, compliance, human resources, vendor management, facilities, risk management, as well as eliminations between reportable segments.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Financial information for our segments is as follows:

	Three months ended March 31, 2022
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$28,536	$10,980	$—	$39,516
Cost of revenue	19,740	9,307	4,822	33,869
Gross profit (loss)	8,796	1,673	(4,822)	5,647
Selling, general and administrative expenses	3,059	2,120	8,795	13,974
Income (loss) from operations	5,737	(447)	(13,617)	(8,327)
Total other income (expense), net	—	—	(2,816)	(2,816)

Income (loss) before income taxes and non-controlling interests	$5,737	$(447)	$(16,433)	$(11,143)

	Three months ended March 31, 2021
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$32,641	$17,267	$557	$50,465
Cost of revenue	25,771	14,286	10,101	50,158
Gross profit (loss)	6,870	2,981	(9,544)	307
Selling, general and administrative expenses	3,854	1,310	13,722	18,886
Income (loss) from operations	3,016	1,671	(23,266)	(18,579)
Total other income (expense), net	2	—	(2,495)	(2,493)

Income (loss) before income taxes and non-controlling interests	$3,018	$1,671	$(25,761)	$(21,072)

(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Total assets:
March 31, 2022	$64,451	$59,829	$115,497	$239,777
December 31, 2021	61,832	59,741	136,235	257,808
Our services are provided to customers primarily located in the United States. Premises and equipment net, consist of the following, by country:

(in thousands)	March 31, 2022	December 31, 2021

Luxembourg	$3,526	$3,883
United States	1,475	1,932
India	878	999
Uruguay	48	59

Total	$5,927	$6,873

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is a supplement to the accompanying interim condensed consolidated financial statements and is intended to provide a reader of our financial statements with a narrative from the perspective of management on our businesses, current developments, financial condition, results of operations and liquidity. Our MD&A should be read in conjunction with our Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 3, 2022. We determined that as of June 30, 2021, Altisource qualifies as a smaller reporting company (“SRC”) pursuant to Regulation S-K promulgated by the SEC (“Reg. S-K”) since its public float (as defined by Reg. S-K) was less than $250 million as of such date. We have elected to file as an SRC. Altisource remains an accelerated filer for SEC filing purposes based on its annual revenue.
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
•assumptions about our ability to improve margins and affect anticipated expense reductions in response to lower revenue due to COVID-19, or other factors;
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
Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the risks discussed in the Risk Factors section of our Form 10-K for the year ended December 31, 2021 including:
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
Effective January 1, 2022, our reportable segments changed as a result of a change in the way our Chief Executive Officer (our chief operating decision maker) manages our businesses, allocates resources and evaluates performance, and the related changes in our internal organization. We now report our operations through two new reportable segments: Servicer and Real Estate and Origination. In addition, we report Corporate and Others separately. Prior to the January 1, 2022 change in reportable segments, the Company operated with one reportable segment (total Company). Prior year comparable period segment disclosures have been restated to conform to the current year presentation.
The Servicer and Real Estate segment provides loan servicers and real estate investors with solutions and technologies that span the mortgage and real estate lifecycle. Within the Servicer and Real Estate segment we provide:
Solutions
Our Solutions business includes property preservation and inspection services, title insurance (as an agent) and settlement services, real estate valuation services, foreclosure trustee services, and residential and commercial construction inspection and risk mitigation services.
Marketplace
Our Marketplace business includes the Hubzu® online real estate auction platform and real estate auction, real estate brokerage and asset management services.
Technology and software-as-a-service (“SaaS”) Products
Our Technology and SaaS Products business includes Equator® (a SaaS-based technology to manage real estate owned (“REO”), short sales, foreclosure, bankruptcy and eviction processes), Vendorly Invoice (a vendor invoicing and payment system), RentRange® (a single family rental data, analytics and rent-based valuation solution), and REALSynergy® (a commercial loan servicing platform).
The Origination segment provides originators with solutions and technologies that span the mortgage origination lifecycle. Within the Origination segment we provide:
Solutions
Our Solutions business includes title insurance (as an agent) and settlement services, real estate valuation services, and loan fulfillment, certification and certification insurance services.

Lenders One
Our Lenders One business includes management services provided to the Best Partners Mortgage Cooperative, Inc., doing business as Lenders One® (“Lenders One”), and certain loan manufacturing and capital markets services provided to the members of the Lenders One cooperative.
Technology and SaaS Products
Our Technology and SaaS Products business includes Vendorly Monitor (a vendor management platform), Lenders One Loan Automation (“LOLA”) (a solution designed to automate the entire loan manufacturing process), TrelixAITM (technology to manage the workflow and automate components of the loan fulfillment, pre and post-close quality control and service transfer processes), ADMS (a document management and data analytics delivery platform), and automated valuation technology.
Corporate and Others includes Pointillist, Inc. (“Pointillist”) (sold on December 1, 2021), interest expense and costs related to corporate functions including executive, finance, law, compliance, human resources, vendor management, facilities, risk management and eliminations between reportable segments.
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
Strategy and Core Businesses
We are focused on becoming the premier provider of mortgage and real estate marketplaces and related technology enabled solutions to a broad and diversified customer base of residential real estate and loan investors, servicers, and originators. The real estate and mortgage marketplaces represent very large markets, and we believe our scale and suite of offerings provide us with competitive advantages that could support our growth. As we navigate the COVID-19 pandemic and its impacts on our business, we continue to evaluate our strategy and core businesses and seek to position our businesses to provide long term value to our customers and shareholders.
Each of our business segments provides Altisource the potential to grow and diversify our customer and revenue base. We believe these business segments address very large markets and directly leverage our core competencies and distinct competitive advantages. Our business segments and strategic initiatives follow:
Servicer and Real Estate:
Through our offerings that support residential real estate and loan investors and servicers, we provide a suite of solutions and technologies intended to meet their growing and evolving needs. We are focused on growing referrals from our existing customer base and attracting new customers to our offerings. We have a customer base that includes government-sponsored enterprises (“GSEs”), asset managers, and several large bank and non-bank servicers including Ocwen and NRZ. We believe we are one of only a few providers with a broad suite of servicer solutions, nationwide coverage and scalability. Further, we believe we are well positioned to gain market share from existing and new customers as they consolidate to larger, full-service providers or outsource services that have historically been performed in-house.
Origination:
Through our offerings that support mortgage loan originators (or other similar mortgage market participants), we provide a suite of solutions and technologies to meet the evolving and growing needs of lenders, mortgage purchasers and securitizers. We are focused on growing business from our existing customer base, attracting new customers to our offerings and developing new offerings. We have a customer base that includes the Lenders One cooperative members, which includes independent mortgage bankers, credit unions, and banks, as well as bank and non-bank loan originators. We believe our suite of services, technologies and unique access to the members of the Lenders One mortgage cooperative position us to grow our relationships with our existing customer base by growing membership of Lenders One, increasing member adoption of existing solutions and developing and cross-selling new offerings. Further, we believe we are well positioned to gain market share from existing and new customers as customers and prospects look to Lenders One to help them improve their profitability and better compete.

Corporate and Others includes Pointillist, a majority owned subsidiary of Altisource. We developed the Pointillist business through our consumer analytics capabilities. On December 1, 2021, the shareholders of Pointillist sold all of the equity interests in Pointillist to Genesys Cloud Services, Inc. for $150.0 million. On a fully diluted basis, we owned approximately 69% of the equity of Pointillist. After working capital and other applicable adjustments, we received approximately $106.0 million from the sale of its Pointillist equity and the collection of outstanding receivables, with $102.2 million received at closing, approximately $0.3 million deposited into the Working Capital Escrow and approximately $3.5 million deposited into the Indemnification Escrow.
COVID-19 Pandemic Impacts
In response to the COVID-19 pandemic, various governmental entities and servicers implemented unprecedented foreclosure and eviction moratoriums, forbearance programs and loss mitigation measures to help mitigate the impact to borrowers and renters. As a result of these measures and other related actions, industry wide foreclosure initiations were 91% lower for the three months ended March 31, 2021, compared to the same period in 2020. The Federal government’s foreclosure moratorium expired on July 1, 2021 and the Consumer Financial Protection Bureau’s (“CFPB’s”) temporary loss mitigation measures expired on December 31, 2021. As a result, industry-wide foreclosure initiations were 458% for the three months ended March 31, 2022 compared to the same period in 2021, although still 20% lower than the same period in 2020 as the foreclosure market begins to normalize. The decline in foreclosure initiations throughout the pandemic resulted in significantly lower REO referrals to Altisource and negatively impacted virtually all of Altisource’s default related services performed on delinquent loans, loans in foreclosure and REO.
At the same time, beginning in March 2020 the Federal Reserve lowered the target for the federal funds rate to 0% to 0.25% and bought billions of dollars of mortgage backed securities on the secondary market to reduce interest rates. As a result of the lower interest rate environment, mortgage originations were 82% higher for the three months ended March 31, 2021 compared to the same period in 2020 (according to the Mortgage Bankers Association) driving higher demand for origination related services. In November of 2021, the Federal Reserve began reducing the volume of mortgage backed securities it was purchasing and ended its monthly purchases in March 2022. Additionally, the Federal Reserve increased the target for the federal funds rate to 0.25% to 0.50% in March 2022. As a result of the higher interest rate environment, mortgage originations were 37% lower for the three months ended March 31, 2022 compared to the same period in 2021 (according to the Mortgage Bankers Association).
We cannot predict the duration of the pandemic and future governmental measures. Based on the expirations of the Federal government’s foreclosure and eviction moratoriums and the CFPB’s rules on temporary loss mitigation measures, we believe the demand for our Default business will grow in 2022 and stabilize during 2023 when we anticipate foreclosures commenced after the expiration of the foreclosure moratoriums, forbearance plans and temporary loss mitigation rules become REO and are sold. We further anticipate that despite the forecasted decline in origination volumes in 2022 compared to 2021 and increase in the target federal funds rate, our Origination business will be roughly flat for the full year compared to 2021 from new customer wins, and cross selling existing and new offerings to customers.
During 2021 and 2022, to address lower revenue, we worked to (1) reduce our cost structure, (2) maintain the infrastructure to deliver default related services for our customer base and support the anticipated increase in demand following the expiration of the moratoriums and forbearance plans and CFPB’s rules on temporary loss mitigation measures, (3) grow Lenders One membership, launch new solutions and grew customer adoption of our solutions to accelerate the growth of our origination business, and (4) generate cash.
Share Repurchase Program
On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. As of March 31, 2022, approximately 2.4 million shares of common stock remain available for repurchase under the program. There were no purchases of shares of common stock during the three months ended March 31, 2022 and 2021. Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of March 31, 2022, we can repurchase up to approximately $74 million of our common stock under Luxembourg law. Our senior secured term loan agreement also limits the amount we can spend on share repurchases, which limit was approximately $420 million as of March 31, 2022, and may prevent repurchases in certain circumstances, including if our leverage ratio exceeds 3.50 to 1.00.

Ocwen Related Matters
During the three months ended March 31, 2022, Ocwen was our largest customer, accounting for 35% of our total revenue for the three months ended March 31, 2022. Additionally, 6% of our revenue for the three months ended March 31, 2022 was earned on the loan portfolios serviced by Ocwen, when a party other than Ocwen or the mortgage servicing rights (“MSRs”) owner selected Altisource as the service provider.
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
Ocwen has disclosed that NRZ is its largest client. As of December 31, 2021, approximately 21% of loans serviced and subserviced by Ocwen (measured in unpaid principal balance) were related to NRZ MSRs or rights to MSRs.
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
If any of the following events occurred, Altisource’s revenue could be significantly reduced and our results of operations could be materially adversely affected, including from the possible impairment or write-off of goodwill, intangible assets, property and equipment, other assets and accounts receivable:
•Altisource loses Ocwen as a customer or there is a significant reduction in the volume of services they purchase from us
•Ocwen loses, sells or transfers a significant portion of its GSE or Federal Housing Administration servicing rights or subservicing arrangements or remaining other servicing rights or subservicing arrangements and Altisource fails to be retained as a service provider
•The contractual relationship between Ocwen and NRZ changes significantly, including Ocwen’s sub-servicing arrangement with NRZ expiring without renewal, and this change results in a change in our status as a provider of services related to the NRZ MSRs or rights to MSRs
•Ocwen loses state servicing licenses in states with a significant number of loans in Ocwen’s servicing portfolio
•The contractual relationship between Ocwen and Altisource changes significantly or there are significant changes to our pricing to Ocwen for services from which we generate material revenue
•Altisource otherwise fails to be retained as a service provider
Management cannot predict whether any of these events will occur or the amount of any impact they may have on Altisource. However, we are focused on diversifying and growing our revenue and customer base and we have a sales and marketing strategy to support these efforts. Moreover, in the event one or more of these events materially negatively impact Altisource, we believe the variable nature of our cost structure would allow us to realign our cost structure to address some of the impact to revenue and that current liquidity would be sufficient to meet our working capital, capital expenditures, debt service and other cash needs. There can be no assurance that our plans will be successful or our operations will be profitable.

Factors Affecting Comparability
The following items impact the comparability of our results:
•Industrywide foreclosure initiations were 458% higher for the three months ended March 31, 2022 compared to the same period in 2021 as a result of the Federal government’s foreclosure moratorium expiration on July 1, 2021 and the CFPB’s temporary loss mitigation measures expiration on December 31, 2021; however, industry wide foreclosure initiations were still 20% lower for the three months ended March 31, 2022 compared to the same period in 2020 despite similar delinquency levels as the foreclosure market begins to normalize
•Industrywide mortgage originations were 37% lower for the three months ended March 31, 2022 compared to the same period in 2021 and 23% lower compared to the fourth quarter of 2021 resulting from a higher interest rate environment
•On December 1, 2021 the shareholders of Pointillist, a majority owned subsidiary of Altisource, sold all of the equity interests in Pointillist. For the three months ended 2021, service revenue from Pointillist was $0.6 million and loss before income taxes and non-controlling interest was $2.1 million (no comparative amounts for the three months ended March 31, 2022).
•The Company recognized an income tax provision of $0.9 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively. The income tax provision for the three months ended March 31, 2022 was driven by income tax on transfer pricing income from India, no tax benefit on the pretax loss from our Luxembourg operating company and uncertain tax positions.

CONSOLIDATED RESULTS OF OPERATIONS
Summary Results
The following is a discussion of our consolidated results of operations for the periods indicated. For a more detailed discussion of the factors that affected the results of our business segments in these periods, see “Segment Results of Operations” below.
The following table sets forth information on our consolidated results of operations for the three months ended March 31:

(in thousands, except per share data)	2022	2021	% Increase (decrease)

Service revenue
Servicer and Real Estate	$27,157	$30,676	(11)
Origination	10,606	16,847	(37)
Corporate and Others	—	557	(100)
Total service revenue	37,763	48,080	(21)
Reimbursable expenses	1,592	2,013	(21)
Non-controlling interests	161	372	(57)
Total revenue	39,516	50,465	(22)
Cost of revenue	33,869	50,158	(32)
Gross profit	5,647	307	N/M
Operating expenses:
Selling, general and administrative expenses	13,974	18,886	(26)
Loss from operations	(8,327)	(18,579)	55
Other income (expense), net
Interest expense	(3,556)	(3,442)	3
Other income, net	740	949	(22)
Total other income (expense), net	(2,816)	(2,493)	13

Loss before income taxes and non-controlling interests	(11,143)	(21,072)	47
Income tax provision	(886)	(843)	5

Net loss	(12,029)	(21,915)	45
Net income attributable to non-controlling interests	(161)	(87)	(85)

Net loss attributable to Altisource	$(12,190)	$(22,002)	45

Margins:
Gross profit/service revenue	15%	1%
Loss from operations/service revenue	(22)%	(39)%

Loss per share:
Basic	$(0.76)	$(1.40)	45
Diluted	$(0.76)	$(1.40)	45

Weighted average shares outstanding:
Basic	15,956	15,717	2
Diluted	15,956	15,717	2
_____________________________________
N/M — not meaningful.
Revenue
We recognized service revenue of $37.8 million for the three months ended March 31, 2022, a 21% decrease compared to the three months ended March 31, 2021.
The decrease in service revenue in the Servicer and Real Estate segment is primarily from lower revenue in our Solutions business, partially offset by higher revenue in our Marketplace business. The decline in our Solutions business is primarily driven by fewer preservation referrals per property in the Field Services business, partially offset by higher revenue in the other Solutions businesses. Revenue in the other Solutions businesses and Marketplace are grew as the default market began to recover following the expiration of the pandemic related borrower relief measures.
The decrease in service revenue in the Origination segment was primarily driven by the overall market decline in mortgage originations. The decline in Lenders One revenue was lower than the overall market decline due to member adoption of our newer product launches. The decline in the Solutions business revenue was greater than the overall market decline as customers brought certain services in-house to retain their employees.
The decrease in service revenue in Corporate and Other is from the December 2021 Pointillist sale.
We recognized reimbursable expense revenue of $1.6 million for the three months ended March 31, 2022, a 21% decrease compared to the three months ended March 31, 2021. The decrease in reimbursable expenses for the three months ended March 31, 2022 was consistent with the decline in service revenue discussed above.
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
Cost of revenue consists of the following:

	Three months ended March 31,
(in thousands)	2022	2021	% Increase (decrease)

Compensation and benefits	$13,521	$22,035	(39)
Outside fees and services	12,903	18,723	(31)
Technology and telecommunications	5,232	6,587	(21)
Reimbursable expenses	1,592	2,013	(21)
Depreciation and amortization	621	800	(22)

Cost of revenue	$33,869	$50,158	(32)
We recognized cost of revenue of $33.9 million for the three months ended March 31, 2022, a 32% decrease compared to the three months ended March 31, 2021. The decreases in outside fees and services were primarily driven by lower service revenue in the field services business within the Solutions business of the Servicer and Real Estate segment, discussed in the revenue section above. Compensation and benefits for the three months ended March 31, 2022 decreased primarily due to cash cost savings measures taken in 2021. In addition, the decreases in reimbursable expenses were consistent with the changes in reimbursable expense revenue discussed in the revenue section above.
Gross profit increased to $5.6 million, representing 15% of service revenue, for the three months ended March 31, 2022 compared to $0.3 million, representing 1% of service revenue, for the three months ended March 31, 2021. Gross profit as a percentage of service revenue for the three months ended March 31, 2022 increased compared to the three months ended March 31, 2021 primarily due to revenue mix with higher revenue from the higher margin businesses in Servicer and Real Estate, the December 1, 2021, Pointillist sale and our COVID-19 cash cost savings measures and lower revenue and gross profit margin in the Origination business.
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

SG&A expenses consist of the following:

	Three months ended March 31,
(in thousands)	2022	2021	% Increase (decrease)

Compensation and benefits	$5,409	$7,852	(31)
Occupancy related costs	1,624	3,180	(49)
Amortization of intangible assets	1,284	2,599	(51)
Professional services	2,749	3,218	(15)
Marketing costs	887	474	87
Depreciation and amortization	337	384	(12)
Other	1,684	1,179	43

Selling, general and administrative expenses	$13,974	$18,886	(26)
SG&A expenses for the three months ended March 31, 2022 of $14.0 million decreased by 26% compared to the three months ended March 31, 2021. The decreases were primarily driven by lower compensation and benefits, occupancy related costs and amortization of intangible assets. Compensation and benefits for the three months ended March 31, 2022 decreased primarily due to cash cost savings measures taken in 2021. The decrease in occupancy related costs primarily resulted from facility consolidation initiatives. For the three months ended March 31, 2022, the decrease in amortization of intangible assets was driven by the completion of the amortization period of certain intangible assets during 2021.
Loss from Operations
Loss from operations for the three months ended March 31, 2022 was $(8.3) million, representing (22)% of service revenue, compared to $(18.6) million, representing (39)% of service revenue, for the three months ended March 31, 2021. Loss from operations as a percentage of service revenue improved for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily as a result of higher gross profit margins and reductions in SG&A expenses in excess of the change in revenue, discussed above.
Other Income (Expense), net
Other income (expense), net principally includes interest expense and other non-operating gains and losses.
Other income (expense), net was $(2.8) million for the three months ended March 31, 2022 compared to $(2.5) million for the three months ended March 31, 2021. The change was primarily driven by a $0.2 million decrease in other income from interest recognized in 2021 from a short-term receivable related to the second installment from the August 2018 sale of the rental property management business to Front Yard Residential Corporation (“RESI”) and an increase of $0.1 million in interest expense driven by higher amortization of debt issuance costs and interest expense of our Credit Facility.
Income Tax Provision
We recognized an income tax provision of $0.9 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively. The income tax provision for the three months ended March 31, 2022 was driven by income tax on transfer pricing income from India, no tax benefit on the pretax loss from our Luxembourg operating company and uncertain tax positions.

SEGMENT RESULTS OF OPERATIONS
The following section provides a discussion of pretax results of operations of our business segments. Transactions between segments are accounted for as third party arrangements for purposes of presenting segment results of operations.
Financial information for our segments was as follows:

	Three months ended March 31, 2022
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$27,157	$10,606	$—	$37,763
Reimbursable expenses	1,379	213	—	1,592
Non-controlling interests	—	161	—	161
	28,536	10,980	—	39,516
Cost of revenue	19,740	9,307	4,822	33,869
Gross profit (loss)	8,796	1,673	(4,822)	5,647
Selling, general and administrative expenses	3,059	2,120	8,795	13,974
Income (loss) from operations	5,737	(447)	(13,617)	(8,327)
Total other income (expense), net	—	—	(2,816)	(2,816)

Income (loss) before income taxes and non-controlling interests	$5,737	$(447)	$(16,433)	$(11,143)

Margins:
Gross profit (loss)/service revenue	32%	16%	N/M	15%
Income (loss) from operations/service revenue	21%	(4)%	N/M	(22)%
_____________________________________
N/M — not meaningful.

	Three months ended March 31, 2021
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$30,676	$16,847	$557	$48,080
Reimbursable expenses	1,965	48	—	2,013
Non-controlling interests	—	372	—	372
	32,641	17,267	557	50,465
Cost of revenue	25,771	14,286	10,101	50,158
Gross profit (loss)	6,870	2,981	(9,544)	307
Selling, general and administrative expenses	3,854	1,310	13,722	18,886
Income (loss) from operations	3,016	1,671	(23,266)	(18,579)
Total other income (expense), net	2	—	(2,495)	(2,493)

Income (loss) before income taxes and non-controlling interests	$3,018	$1,671	$(25,761)	$(21,072)

Margins:
Gross profit (loss)/service revenue	22%	18%	N/M	1%
Income (loss) from operations/service revenue	10%	10%	N/M	(39)%
_____________________________________
N/M — not meaningful.

Servicer and Real Estate
Revenue
Revenue by business unit was as follows for the three months ended March 31, 2022:

(in thousands)	2022	2021	% Increase (decrease)

Service revenue:
Solutions	$16,306	$20,345	(20)
Marketplace	8,091	7,456	9
Technology and SaaS Products	2,760	2,875	(4)
Total service revenue	27,157	30,676	(11)

Reimbursable expenses:
Solutions	568	974	(42)
Marketplace	811	991	(18)
Total reimbursable expenses	1,379	1,965	(30)

Total revenue	$28,536	$32,641	(13)
We recognized service revenue of $27.2 million for the three months ended March 31, 2022, an 11% decrease compared to the three months ended March 31, 2021. We also recognized reimbursable expense revenue of $1.4 million for the three months ended March 31, 2022, a 30% decrease compared to the three months ended March 31, 2021. The decrease in service revenue in the Servicer and Real Estate segment is primarily from lower revenue in our Solutions business, partially offset by higher revenue in our Marketplace business. The decline in our Solutions business is primarily driven by fewer preservation referrals per property in the Field Services business, partially offset by higher revenue in the other Solutions businesses. Revenue in the other Solutions businesses and Marketplace are growing as the default market begins to recover following the expiration of the pandemic related borrower relief measures.
Certain of our Servicer and Real Estate businesses are impacted by seasonality. Revenues from property sales and certain property preservation services are generally lowest during the fall and winter months and highest during the spring and summer months. However, as a result of the pandemic and related measures, the seasonal impact to revenue may not follow historical patterns.
Cost of Revenue and Gross Profit
Cost of revenue consisted of the following for the three months ended March 31:

(in thousands)	2022	2021	% Increase (decrease)

Compensation and benefits	$7,098	$9,181	(23)
Outside fees and services	8,624	11,742	(27)
Technology and telecommunications	2,391	2,607	(8)
Reimbursable expenses	1,379	1,965	(30)
Depreciation and amortization	248	276	(10)

Cost of revenue	$19,740	$25,771	(23)
Cost of revenue for the three months ended March 31, 2022 of $19.7 million decreased by 23% compared to the three months ended March 31, 2021. The decrease in cost of revenue was primarily driven by lower outside fees and services from lower Field Services revenue in the Solutions business, as discussed above. Compensation and benefits declined primarily due to cash cost savings measures taken in 2021. In addition, the decreases in reimbursable expenses were consistent with the changes in reimbursable expense revenue discussed in the revenue section above.
Gross profit increased to $8.8 million, representing 32% of service revenue, for the three months ended March 31, 2022 compared to $6.9 million, representing 22% of service revenue, for the three months ended March 31, 2021. Gross profit as a percentage of service revenue increased primarily due to revenue mix with higher revenue from the higher margin Marketplace business and our COVID-19 cash cost savings measures, partially offset by lower gross profit margin in our property preservation business. Our margins can vary substantially depending upon the service revenue mix.
Selling, General and Administrative Expenses
SG&A expenses consisted of the following for the three months ended March 31:

(in thousands)	2022	2021	% Increase (decrease)

Compensation and benefits	$653	$23	N/M
Occupancy related costs	311	167	86
Amortization of intangible assets	744	2,052	(64)
Professional services	559	1,081	(48)
Marketing costs	357	198	80
Depreciation and amortization	3	4	(25)
Other	432	329	31

Selling, general and administrative expenses	$3,059	$3,854	(21)
_____________________________________
N/M — not meaningful.
SG&A for the three months ended March 31, 2022 of $3.1 million decreased by 21% compared to the three months ended March 31, 2021. The decrease in SG&A was primarily due to lower amortization of intangible assets driven by the completion of the amortization period of certain intangible assets during 2021 and a decrease in professional services from certain non-recurring expenses incurred in the first quarter of 2021. These decreases were partially offset by higher compensation and benefits from the assignment of sales and marketing employees to the business segments beginning in January 1, 2022.
Income from Operations
Income from operations increased to $5.7 million, representing 21% of service revenue, for the three months ended March 31, 2022 compared to $3.0 million, representing 10% of service revenue, for the three months ended March 31, 2021. The increase in operating income as a percentage of service revenue was primarily the result of higher gross profit margins, as discussed above.
Origination
Revenue
Revenue by business unit was as follows for the three months ended March 31, 2022:

(in thousands)	2022	2021	% Increase (decrease)

Service revenue:
Lenders One	$5,674	$6,842	(17)
Solutions	4,746	9,824	(52)
Technology and SaaS Products	186	181	3
Total service revenue	10,606	16,847	(37)

Reimbursable expenses:
Solutions	213	48	344
Total reimbursable expenses	213	48	344

Non-controlling interests	161	372	(57)

Total revenue	$10,980	$17,267	(36)
We recognized service revenue of $10.6 million for the three months ended March 31, 2022, a (37)% decrease compared to the three months ended March 31, 2021. We also recognized reimbursable expense revenue of $0.2 million for the three months ended March 31, 2022, a 344% increase compared to the three months ended March 31, 2021. The decrease in service revenue in the Origination segment was primarily driven by the overall market decline in mortgage originations. The decline in Lenders One revenue was lower than the overall market decline from Lenders One member adoption of our newer product launches. The decline in the Solutions business revenue was greater than the overall market decline as some customers brought certain services in-house to retain their employees.
Cost of Revenue and Gross Profit
Cost of revenue consisted of the following for the three months ended March 31:

(in thousands)	2022	2021	% Increase (decrease)

Compensation and benefits	$4,305	$6,798	(37)
Outside fees and services	4,279	6,981	(39)
Technology and telecommunications	501	441	14
Reimbursable expenses	213	48	344
Depreciation and amortization	9	18	(50)

Cost of revenue	$9,307	$14,286	(35)
Cost of revenue for the three months ended March 31, 2022 of $9.3 million decreased by 35% compared to the three months ended March 31, 2021. The decrease in cost of revenue was primarily driven by lower compensation and benefits and outside fees and services, consistent with the decrease in service revenue discussed above. Compensation and benefits declined due to cost reductions from lower revenue as well as efficiency initiatives. In addition, the decreases in reimbursable expenses were consistent with the changes in reimbursable expense revenue discussed in the revenue section above.
Gross profit decreased to $1.7 million, representing 16% of service revenue, for the three months ended March 31, 2022 compared to $3.0 million, representing 18% of service revenue, for the three months ended March 31, 2021. Gross profit as a percentage of service revenue decreased primarily as costs did not decline at the same rate that revenue declined.
Selling, General and Administrative Expenses
SG&A expenses consisted of the following for the three months ended March 31:

(in thousands)	2022	2021	% Increase (decrease)

Compensation and benefits	$403	$259	56
Occupancy related costs	183	75	144
Amortization of intangible assets	540	547	(1)
Professional services	222	178	25
Marketing costs	530	102	420
Other	242	149	62

Selling, general and administrative expenses	$2,120	$1,310	62
SG&A for the three months ended March 31, 2022 of $2.1 million increased by 62% compared to the three months ended March 31, 2021. The increase in SG&A was primarily due to higher compensation and benefits from the assignment of sales and marketing employees to the business segments beginning in January 1, 2022. In addition, the increase in marketing costs and other was from Lenders One convention activities that were cancelled in first quarter of 2021 due to the pandemic.
(Loss) Income from Operations
(Loss) income from operations decreased to $(0.4) million, representing (4)% of service revenue, for the three months ended March 31, 2022 compared to $1.7 million, representing 10% of service revenue, for the three months ended March 31, 2021. The decrease in operating (loss) income as a percentage of service revenue was primarily the result of lower gross profit margins and higher SG&A costs, as discussed above.

Corporate and Others
Revenue
Revenue by business unit was as follows for the three months ended March 31, 2022:

(in thousands)	2022	2021	% Increase (decrease)

Service revenue:
Pointillist	$—	$557	(100)
Total service revenue	—	557	(100)

Total revenue	$—	$557	(100)
We recognized service revenue of $0.6 million for the three months ended March 31, 2021 (no comparative amount for the three months ended March 31, 2022). The decrease in service revenue was driven by the December 1, 2021, Pointillist sale.
Cost of Revenue
Cost of revenue consisted of the following for the three months ended March 31:

(in thousands)	2022	2021	% Increase (decrease)

Compensation and benefits	$2,118	$6,056	(65)
Technology and telecommunications	2,340	3,539	(34)
Depreciation and amortization	364	506	(28)

Cost of revenue	$4,822	$10,101	(52)
Cost of revenue for the three months ended March 31, 2022 of $4.8 million decreased by 52% compared to the three months ended March 31, 2021. The decrease in cost of revenue was primarily driven by lower compensation and benefits due to cash cost savings measures taken in 2021 and the December 1, 2021, Pointillist sale. In addition, technology and telecommunications decreased due to lower service contract costs as a result of the December 1, 2021, Pointillist sale and cost savings initiatives.
Selling, General and Administrative Expenses
SG&A in Corporate and Others include costs related to the corporate functions including executive, finance, law, compliance, human resources, vendor management, facilities, risk management and eliminations between reportable segments.
SG&A expenses consisted of the following for the three months ended March 31:

(in thousands)	2022	2021	% Increase (decrease)

Compensation and benefits	$4,353	$7,570	(42)
Occupancy related costs	1,130	2,938	(62)
Professional services	1,968	1,959	—
Marketing costs	—	174	(100)
Depreciation and amortization	334	380	(12)
Other	1,010	701	44

Selling, general and administrative expenses	$8,795	$13,722	(36)
SG&A for the three months ended March 31, 2022 of $8.8 million decreased by 36% compared to the three months ended March 31, 2021. Compensation and benefits decreased primarily due to cash cost savings measures taken in 2021, and from the assignment of sales and marketing employees to the business segments beginning in January 1, 2022. In addition, the decrease in occupancy related costs primarily resulted from facility consolidation initiatives.

Other Income (Expense), net
Other income (expense), net principally includes interest expense and other non-operating gains and losses.
Other income (expense), net was $(2.8) million for the three months ended March 31, 2022 compared to $(2.5) million for the three months ended March 31, 2021. The change was primarily driven by a $0.2 million decrease in other income from interest recognized in 2021 from a short-term receivable related to the second installment from the August 2018 sale of the rental property management business to RESI and an increase of $0.1 million in interest expense driven by higher amortization on debt issuance costs and interest expense of our Credit Facility.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary source of liquidity has historically been cash flow from operations, cash proceeds from sales of businesses and cash on hand. However, due to the COVID-19 pandemic revenue has declined significantly. The lower revenue, partially offset by cost savings initiatives, resulted in negative operating cash flow from operations for three months ended March 31, 2022. To increase our liquidity we entered into a $20 million revolving credit facility during the second quarter of 2021. In addition, Altisource’s December 1, 2021, sale of its equity interest in Pointillist increased our liquidity. The Pointillist sale generated approximately $106.0 million in cash, with $102.2 million received at closing, approximately $0.3 million deposited into the Working Capital Escrow and approximately $3.5 million deposited into the Indemnification Escrow. Finally, we believe the anticipated 2022 growth in our Origination and Servicer and Real Estate businesses along with our reduced cost structure should help reduce negative operating cash flow. We seek to deploy cash generated in a disciplined manner. Principally, we intend to use cash to develop and grow complementary services and businesses that we believe will generate attractive margins in line with our core capabilities and strategy and fund negative operating cash flow. We also use cash for repayments of our long-term debt and capital investments. In addition, from time to time we consider and evaluate business acquisitions, dispositions, closures or other similar actions that are aligned with our strategy.
Credit Agreement
On April 3, 2018, Altisource Portfolio Solutions S.A. and its wholly-owned subsidiary, Altisource S.à r.l. entered into a credit agreement (the “Credit Agreement”) pursuant to which Altisource borrowed $412.0 million in the form of Term B Loans and obtained a $15.0 million revolving credit facility. The Term B Loans mature in April 2024. We terminated the revolving credit facility on December 1, 2021. As of March 31, 2022, the principal balance of the Term B Loans was $247.2 million.
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
The interest rate on the Term B Loans as of March 31, 2022 was 5.00%, representing the sum of (i) the greater of (x) the Adjusted Eurodollar Rate for a three month interest period and (y) 1.00% plus (ii) 4.00%.
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

Credit Facility
On June 22, 2021 Altisource S.à r.l, a subsidiary of Altisource Portfolio Solutions S.A., entered into a revolving credit facility with a related party, STS. STS is an investment fund managed by Deer Park Road Management Company, LP. Deer Park Road Management Company, LP owns approximately 24% of Altisource’s common stock as of March 31, 2022. Deer Park’s Chief Investment Officer and managing partner was a member of Altisource’s Board of Directors until his resignation on March 1, 2022. The replacement director appointed by the Board of Directors is a current employee of Deer Park. Under the terms of the Credit Facility, STS will make loans to Altisource from time to time, in amounts requested by Altisource and Altisource may voluntarily prepay all or any portion of the outstanding loans at any time. The Credit Facility provides Altisource the ability to borrow a maximum amount of $20.0 million through June 22, 2022, $15.0 million through June 22, 2023, and $10.0 million until the end of the term. Amounts that are repaid may be re-borrowed in accordance with the limitations set forth below.
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
Altisource’s obligations under the Credit Facility are secured by a lien on all equity in Altisource’s subsidiary incorporated in India, Altisource Business Solutions Private Limited, pursuant to a pledge agreement entered into by Altisource Asia Holdings Ltd I, a wholly owned Altisource subsidiary.
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
As of March 31, 2022, there was no outstanding debt under the Credit Facility.
Cash Flows
The following table presents our cash flows for the three months ended March 31:

(in thousands)	2022	2021	% Increase (decrease)

Net cash used in operating activities	(16,910)	(16,810)	(1)
Net cash (used in) provided by investing activities	(74)	2,533	(103)
Net cash used in financing activities	(1,278)	(2,225)	43
Net decrease in cash, cash equivalents and restricted cash	(18,262)	(16,502)	11
Cash, cash equivalents and restricted cash at the beginning of the period	102,149	62,096	65

Cash, cash equivalents and restricted cash at the end of the period	$83,887	$45,594	84

Cash Flows from Operating Activities
Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net loss. For the three months ended March 31, 2022, cash flows used in operating activities were $(16.9) million compared to cash flows used in operating activities of $(16.8) million for the three months ended March 31, 2021. During the three months ended March 31, 2022, the increase in cash used in operating activities was driven by a $9.9 million decrease in net loss that was more than offset by a $2.2 million decrease in non-cash depreciation, amortization of intangibles, stock based compensation and deferred income tax expenses, and a $7.9 million increase in cash used for working capital. The decrease in net loss was primarily due to higher gross profit during the three months ended March 31, 2022 from revenue mix with higher revenue from the higher margin businesses in Servicer and Real Estate, our cash cost savings measures and lower SG&A expenses, partially offset by modestly lower gross profit in the Origination business. The increase in cash used for changes in working capital was primarily driven by higher cash payments for annual incentive compensation bonuses in the first quarter of 2022 by $3.7 million and by an increase in accounts receivable of $0.7 million for the three months ended March 31, 2022 compared to a decrease in accounts receivable of $2.2 million during the three months ended March 31, 2021, largely driven by the timing of collections. Operating cash flows can be negatively impacted because of the nature of some of our services and the mix of services provided. Certain services are performed immediately following or shortly after the referral, but the collection of the receivable does not occur until a specific event occurs (e.g., the foreclosure is complete, the REO asset is sold, etc.). Furthermore, lower margin services generate lower income and cash flows from operations. Consequently, our cash flows from operations may be negatively impacted when comparing one period to another.
Cash Flows from Investing Activities
Cash flows from investing activities for the three months ended March 31, 2022 and 2021 consisted of additions to premises and equipment and proceeds from the sale of a business. Cash flows (used in) provided by investing activities were $(0.1) million and $2.5 million for the three months ended March 31, 2022 and 2021, respectively. The change in cash provided by investing activities was driven by $3.0 million in proceeds received in the quarter ended March 31, 2021 in connection with the second installment from the August 2018 sale of the rental property management business to RESI. In addition, we used $(0.1) million for the three months ended March 31, 2022 compared to $(0.5) million in 2021, for additions to premises and equipment primarily related to investments in the development of certain software applications and facility improvements.
Cash Flows from Financing Activities
Cash flows from financing activities for the three months ended March 31, 2022 and 2021 primarily included payments of tax withholdings on issuance of restricted share units and restricted shares and distributions to non-controlling interests. Cash flows used in financing activities were $(1.3) million and $(2.2) million for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022 and 2021, we made payments of $(1.0) million and $(0.8) million, respectively, to satisfy employee tax withholding obligations on the issuance of restricted share units and restricted shares. These payments were made to tax authorities, at the employees’ direction, to satisfy the employees’ tax obligations rather than issuing a portion of vested restricted share units and restricted shares to employees. In addition, during the three months ended March 31, 2022 and 2021, we distributed $(0.3) million and $(1.4) million, respectively, to non-controlling interests.
Short-term Liquidity Requirements after March 31, 2022
Our significant future short-term liquidity obligations primarily pertain to interest expense under the Credit Agreement (see Liquidity section above), lease payments and distributions to Lenders One members. During the next 12 months, we expect to pay $12.4 million of interest expense (assuming no further principal repayments and the March 31, 2022 interest rate) under the Credit Agreement and make lease payments of $2.2 million.
We believe that our existing cash and cash equivalents balances and available borrowings under the Credit Facility, net of our anticipated cash flows used in operations, will be sufficient to meet our liquidity needs, including required interest and lease payments, for the next 12 months.
Long-term Liquidity Requirements after March 31, 2022
Our significant future long-term liquidity obligations primarily pertain to long-term debt repayments, interest expense under the Credit Agreement (see Liquidity section above) and operating lease payments on certain of our premises and equipment. The outstanding balance of our Credit Agreement of $247.2 million is due on April 1, 2024. During 2023 and 2024, we expect to pay $15.5 million of interest expense under the Credit Agreement (estimated future interest payments based on the interest rate as of March 31, 2022 and the April 1, 2024 maturity date). During 2023 and 2024, we expect to make lease payments of $3.6 million. During 2025 and 2026 we expect to make lease payments of $1.7 million. For further information, see Note 11 and Note 21 to the condensed consolidated financial statements.

We expect to fund long-term liquidity requirements with a combination of existing cash balances, cash anticipated to be generated by operating activities and anticipated proceeds from a refinancing of our Credit Agreement.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of escrow arrangements.
We hold customers’ assets in escrow accounts at various financial institutions pending completion of certain real estate activities. These amounts are held in escrow accounts for limited periods of time and are not included in the condensed consolidated balance sheets. Amounts held in escrow accounts were $23.3 million and $27.5 million as of March 31, 2022 and December 31, 2021, respectively.
Contractual Obligations, Commitments and Contingencies
For the three months ended March 31, 2022, there were no significant changes to our contractual obligations from those identified in our Form 10-K for the fiscal year ended December 31, 2021 and this Form 10-Q, other than those that occur in the normal course of business. See Note 21 to the condensed consolidated financial statements.
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
Our critical accounting policies are described in the MD&A section of our Form 10-K for the year ended December 31, 2021 filed with the SEC on March 3, 2022. There have been no material changes to our critical accounting policies during the three months ended March 31, 2022.
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
Interest Rate Risk
As of March 31, 2022, the interest rate charged on the Term B Loan was 5.00%. The interest rate is calculated based on the Adjusted Eurodollar Rate for a three month interest period (as defined in the senior secured term loan agreement) with a minimum floor of 1.00% plus 4.00%.
Based on the principal amount outstanding and the Adjusted Eurodollar Rate as of March 31, 2022, a one percentage point increase in the Eurodollar rate above the minimum floor would increase our annual interest expense by approximately $2.5 million. There would be no decrease in our annual interest expense if there was a one percentage point decrease in the Eurodollar Rate, as a result of the 1.00% minimum floor.
Currency Exchange Risk
We are exposed to currency risk from potential changes in currency values of our non-United States dollar denominated expenses, assets, liabilities and cash flows. Our most significant currency exposure relates to the Indian rupee. Based on expenses incurred in Indian rupees for the first quarter of 2022, a one percentage point increase or decrease in value of the Indian rupee in relation to the United States dollar would increase or decrease our annual expenses by approximately $0.2 million.

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
As of March 31, 2022, an evaluation was conducted under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of March 31, 2022.
b)    Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Form 10-K for the year ended December 31, 2021 filed with the SEC on March 3, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases of shares of common stock during the three months ended March 31, 2022. On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock in the open market, subject to certain parameters, for a period of five years from the date of approval. As of March 31, 2022, the maximum number of shares that may be purchased under the repurchase program is 2.4 million shares of the Company’s common stock. In addition to the share repurchase program, during the three months ended March 31, 2022, 90,388 common shares were withheld from employees to satisfy tax withholding obligations that arose from the vesting of restricted shares.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1 *	Director Restricted Share Award Agreement dated as of April 13, 2022 between Mary C. Hickok and Altisource Portfolio Solutions S.A.

31.1 *	Section 302 Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2 *	Section 302 Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1 *	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022 is formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2022 and 2021; (iii) Condensed Consolidated Statements of Equity for the three months ended March 31, 2022 and 2021; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021; and (v) Notes to Condensed Consolidated Financial Statements.

104 *	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

______________________________________
*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
(Registrant)

Date:	April 28, 2022	By:	/s/ Michelle D. Esterman
Michelle D. Esterman
Chief Financial Officer
(On behalf of the Registrant and as its Principal Financial Officer and Principal Accounting Officer)