Form 10-Q
period 2022-06-30
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
filed 2022-07-28
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of July 22, 2022, there were 16,111,907 outstanding shares of the registrant’s common stock (excluding 9,300,841 shares held as treasury stock).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$70,693	$98,132
Accounts receivable, net	16,580	18,008
Prepaid expenses and other current assets	23,430	21,864
Total current assets	110,703	138,004

Premises and equipment, net	5,767	6,873
Right-of-use assets under operating leases	6,386	7,594
Goodwill	55,960	55,960
Intangible assets, net	34,291	36,859
Deferred tax assets, net	6,148	6,386
Other assets	5,584	6,132

Total assets	$224,839	$257,808

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$41,781	$46,535
Deferred revenue	3,368	4,342
Other current liabilities	2,688	3,870
Total current liabilities	47,837	54,747

Long-term debt	244,458	243,637
Deferred tax liabilities, net	9,194	9,028
Other non-current liabilities	18,764	19,266

Commitments, contingencies and regulatory matters (Note 21)

Equity (deficit):
Common stock ($1.00 par value; 100,000 shares authorized, 25,413 issued and 16,111 outstanding as of June 30, 2022; 15,911 outstanding as of December 31, 2021)	25,413	25,413
Additional paid-in capital	146,877	144,298
Retained earnings	145,879	186,592
Treasury stock, at cost (9,302 shares as of June 30, 2022 and 9,502 shares as of December 31, 2021)	(414,440)	(426,445)
Altisource deficit	(96,271)	(70,142)

Non-controlling interests	857	1,272
Total deficit	(95,414)	(68,870)

Total liabilities and deficit	$224,839	$257,808
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Revenue	$40,421	$46,041	$79,937	$96,506
Cost of revenue	36,355	44,037	70,224	94,195

Gross profit	4,066	2,004	9,713	2,311
Operating expenses:
Selling, general and administrative expenses	14,525	16,556	28,499	35,442

Loss from operations	(10,459)	(14,552)	(18,786)	(33,131)
Other income (expense), net
Interest expense	(3,534)	(3,475)	(7,090)	(6,917)
Other income (expense), net	193	(43)	933	906
Total other income (expense), net	(3,341)	(3,518)	(6,157)	(6,011)

Loss before income taxes and non-controlling interests	(13,800)	(18,070)	(24,943)	(39,142)
Income tax provision	(1,521)	(584)	(2,407)	(1,427)

Net loss	(15,321)	(18,654)	(27,350)	(40,569)
Net (income) loss attributable to non-controlling interests	(174)	179	(335)	92

Net loss attributable to Altisource	$(15,495)	$(18,475)	$(27,685)	$(40,477)

Loss per share:
Basic	$(0.96)	$(1.17)	$(1.73)	$(2.57)
Diluted	$(0.96)	$(1.17)	$(1.73)	$(2.57)

Weighted average shares outstanding:
Basic	16,083	15,830	16,020	15,774
Diluted	16,083	15,830	16,020	15,774

Comprehensive loss:

Comprehensive loss, net of tax	$(15,321)	$(18,654)	$(27,350)	$(40,569)
Comprehensive (income) loss attributable to non-controlling interests	(174)	179	(335)	92

Comprehensive loss attributable to Altisource	$(15,495)	$(18,475)	$(27,685)	$(40,477)
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Altisource Equity (Deficit)
	Common stock		Additional paid-in capital	Retained earnings	Treasury stock, at cost	Non-controlling interests	Total
	Shares

Balance, December 31, 2020	25,413	$25,413	$141,473	$190,383	$(441,034)	$1,209	$(82,556)

Net loss	—	—	—	(22,002)	—	87	(21,915)
Distributions to non-controlling interest holders	—	—	—	—	—	(1,395)	(1,395)
Share-based compensation expense	—	—	1,438	—	—	—	1,438
Issuance of restricted share units and restricted shares	—	—	—	(5,905)	5,905	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(3,586)	2,756	—	(830)

Balance, March 31, 2021	25,413	$25,413	$142,911	$158,890	$(432,373)	$(99)	$(105,258)

Net loss	—	—	—	(18,475)	—	(179)	(18,654)
Distributions to non-controlling interest holders	—	—	—	—	—	(356)	(356)
Share-based compensation expense	—	—	641	—	—	—	641
Issuance of restricted share units and restricted shares	—	—	—	(4,574)	4,574	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(571)	474	—	(97)

Balance, June 30, 2021	25,413	$25,413	$143,552	$135,270	$(427,325)	$(634)	$(123,724)

Balance, December 31, 2021	25,413	$25,413	$144,298	$186,592	$(426,445)	$1,272	$(68,870)

Net loss	—	—	—	(12,190)	—	161	(12,029)
Distributions to non-controlling interest holders	—	—	—	—	—	(264)	(264)
Share-based compensation expense	—	—	1,290	—	—	—	1,290
Issuance of restricted share units and restricted shares	—	—	—	(6,560)	6,560	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(4,046)	3,032	—	(1,014)

Balance, March 31, 2022	25,413	$25,413	$145,588	$163,796	$(416,853)	$1,169	$(80,887)

Net loss	—	—	—	(15,495)	—	174	(15,321)
Distributions to non-controlling interest holders	—	—	—	—	—	(486)	(486)
Share-based compensation expense	—	—	1,289	—	—	—	1,289
Issuance of restricted share units and restricted shares	—	—	—	(2,384)	2,384	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(38)	29	—	(9)

Balance, June 30, 2022	25,413	$25,413	$146,877	$145,879	$(414,440)	$857	$(95,414)
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(27,350)	$(40,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,846	2,335
Amortization of right-of-use assets under operating leases	1,745	4,513
Amortization of intangible assets	2,568	5,510
Share-based compensation expense	2,579	2,079
Bad debt expense	600	615
Amortization of debt discount	329	334
Amortization of debt issuance costs	492	396
Deferred income taxes	75	65
Loss on disposal of fixed assets	1	8
Changes in operating assets and liabilities:
Accounts receivable	828	4,042
Prepaid expenses and other current assets	(1,566)	405
Other assets	125	851
Accounts payable and accrued expenses	(4,861)	2,962
Current and non-current operating lease liabilities	(1,935)	(4,855)
Other current and non-current liabilities	(1,260)	(1,466)
Net cash used in operating activities	(25,784)	(22,775)

Cash flows from investing activities:
Additions to premises and equipment	(634)	(693)
Proceeds from the sale of business	346	3,000
Net cash (used in) provided by investing activities	(288)	2,307

Cash flows from financing activities:
Proceeds from convertible debt payable to related parties (Note 1)	—	1,200
Distributions to non-controlling interests	(750)	(1,751)
Payments of tax withholding on issuance of restricted share units and restricted shares	(1,023)	(927)
Net cash used in financing activities	(1,773)	(1,478)

Net decrease in cash, cash equivalents and restricted cash	(27,845)	(21,946)
Cash, cash equivalents and restricted cash at the beginning of the period	102,149	62,096

Cash, cash equivalents and restricted cash at the end of the period	$74,304	$40,150

Supplemental cash flow information:
Interest paid	$6,218	$6,214
Income taxes paid, net	3,497	1,515
Acquisition of right-of-use assets with operating lease liabilities	710	2,327
Reduction of right-of-use assets from operating lease modifications or reassessments	(173)	(3,740)

Non-cash investing and financing activities:
Net increase (decrease) in payables for purchases of premises and equipment	$107	$(48)
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
The management agreement between MPA and Lenders One, pursuant to which MPA is the management company, represents a variable interest in a variable interest entity. MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact the cooperative’s economic performance and the right to receive benefits from the cooperative. As a result, Lenders One is presented in the accompanying condensed consolidated financial statements on a consolidated basis and the interests of the members are reflected as non-controlling interests. As of June 30, 2022, Lenders One had total assets of $1.7 million and total liabilities of $1.4 million. As of December 31, 2021, Lenders One had total assets of $2.2 million and total liabilities of $1.4 million.
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
Future Adoption of New Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. This standard applies only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. This standard provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting, in response to concerns about structural risks of interbank offered rates, and, particularly, the risk of cessation of LIBOR. This standard is effective from the period from March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a topic or an industry subtopic, the standard must be applied prospectively for all eligible contract modifications for that topic or industry subtopic. The Company is currently evaluating the impact this guidance may have on its condensed consolidated financial statements.
NOTE 2 — CUSTOMER CONCENTRATION
Ocwen
Ocwen Financial Corporation (together with its subsidiaries, “Ocwen”) is a residential mortgage loan servicer of mortgage servicing rights (“MSRs”) it owns, including those MSRs in which others have an economic interest, and a subservicer of MSRs owned by others.
During the three and six months ended June 30, 2022, Ocwen was our largest customer, accounting for 37% of our total revenue for the six months ended June 30, 2022 (40% of our revenue for the second quarter of 2022). Ocwen purchases certain mortgage services from us under the terms of services agreements and amendments thereto (collectively, the “Ocwen Services Agreements”) with terms extending through August 2030. Certain of the Ocwen Services Agreements contain a “most favored nation” provision and also grant the parties the right to renegotiate pricing, among other things.
Revenue from Ocwen primarily consists of revenue earned from the loan portfolios serviced and subserviced by Ocwen when Ocwen engages us as the service provider, and revenue earned directly from Ocwen, pursuant to the Ocwen Services Agreements. For the six months ended June 30, 2022 and 2021, we recognized revenue from Ocwen of $29.9 million and $31.2 million, respectively ($16.2 million and $14.2 million for the second quarter of 2022 and 2021, respectively). Revenue from Ocwen as a percentage of segment and consolidated revenue was as follows:

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Servicer and Real Estate	51%	47%	49%	50%
Origination	—%	—%	—%	—%
Corporate and Others	—%	1%	—%	1%
Consolidated revenue	40%	31%	37%	32%
We earn additional revenue related to the portfolios serviced and subserviced by Ocwen when a party other than Ocwen or the MSR owner selects Altisource as the service provider. For the six months ended June 30, 2022 and 2021, we recognized revenue of $5.1 million and $5.5 million, respectively ($2.7 million and $2.9 million for the second quarter of 2022 and 2021, respectively), of such revenue. These amounts are not included in deriving revenue from Ocwen and revenue from Ocwen as a percentage of revenue discussed above.
As of June 30, 2022, accounts receivable from Ocwen totaled $4.4 million, $3.5 million of which was billed and $0.9 million of which was unbilled. As of December 31, 2021, accounts receivable from Ocwen totaled $3.0 million, $2.8 million of which was billed and $0.2 million of which was unbilled.
NRZ
New Residential Investment Corp. (individually, together with one or more of its subsidiaries or one or more of its subsidiaries individually, “NRZ”) is a real estate investment trust that invests in and manages investments primarily related to residential real estate, including MSRs and excess MSRs.
Ocwen has disclosed that NRZ is its largest client. As of March 31, 2022, approximately 19% of loans serviced and subserviced by Ocwen (measured in unpaid principal balance (“UPB”)) were related to NRZ MSRs or rights to MSRs (the “Subject MSRs”).
NRZ purchases brokerage services for real estate owned (“REO”) exclusively from us, irrespective of the subservicer, subject to certain limitations, for certain MSRs set forth in and pursuant to the terms of a Cooperative Brokerage Agreement, as amended, and related letter agreement (collectively, the “Brokerage Agreement”) with terms extending through August 2025.
For the six months ended June 30, 2022 and 2021, we recognized revenue from NRZ of $1.8 million and $1.7 million, respectively ($1.0 million and $0.9 million for the second quarter of 2022 and 2021, respectively), under the Brokerage Agreement. For the six months ended June 30, 2022 and 2021, we recognized additional revenue of $7.4 million and $7.6 million, respectively ($3.7 million and $4.1 million for the second quarter of 2022 and 2021, respectively), relating to the Subject MSRs when a party other than NRZ selects Altisource as the service provider.
NOTE 3 — SALE OF BUSINESSES
Pointillist Business
On October 6, 2021, Altisource and other shareholders of Pointillist entered into a definitive Stock Purchase Agreement (as amended, the “SPA”) to sell all of the equity interests in Pointillist to Genesys Cloud Services, Inc. (“Genesys”) for $150.0 million (the “Purchase Price”) (the “Transaction”). The Purchase Price consisted of (1) an up-front payment of $144.5 million, subject to certain adjustments, (2) $0.5 million deposited into an escrow account to be used to satisfy potential deficits between estimated closing date working capital and actual closing date working capital (the “Working Capital Escrow”), with excess amounts remaining after satisfying such deficits (if any) being paid to the sellers, and (3) $5.0 million deposited into an escrow account to satisfy certain Genesys indemnification claims that may arise on or prior to the first anniversary of the sale closing and, at Genesys’ election, any working capital deficits that exceed the Working Capital Escrow (the “Indemnification Escrow”), with the balance to be paid to the sellers thereafter. The Transaction closed on December 1, 2021. On a fully diluted basis, Altisource owned approximately 69% of the equity of Pointillist. After working capital and other applicable adjustments, Altisource received approximately $106.0 million from the sale of its Pointillist equity and the collection of outstanding receivables, with $102.2 million received at closing, approximately $0.3 million deposited into the Working Capital Escrow and approximately $3.5 million deposited into the Indemnification Escrow. The Working Capital Escrow was received on May 9, 2022. The present value of the amounts in escrow is included in other current assets in the accompanying condensed consolidated balance sheets at a discounted value of $3.4 million and $3.6 million as of June 30, 2022 and December 31, 2021, respectively.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
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
NOTE 4 — ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consists of the following:

(in thousands)	June 30, 2022	December 31, 2021

Billed	$14,189	$17,907
Unbilled	7,183	5,398
	21,372	23,305
Less: Allowance for credit losses	(4,792)	(5,297)

Total	$16,580	$18,008
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
Changes in the allowance for expected credit losses consist of the following:

		Additions
(in thousands)	Balance at Beginning of Period	Charged to Expenses	Deductions Note (1)	Balance at End of Period

Allowance for expected credit losses:

Six months ended June 30, 2022	$5,297	$600	$1,105	$4,792
Twelve months ended December 31, 2021	5,581	1,354	1,638	5,297

______________________________________
(1)    Amounts written off as uncollectible or transferred to other accounts or utilized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
NOTE 5 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

(in thousands)	June 30, 2022	December 31, 2021

Income taxes receivable	$7,196	$8,403
Maintenance agreements, current portion	1,175	1,717
Prepaid expenses	5,028	2,865
Other current assets	10,031	8,879

Total	$23,430	$21,864
NOTE 6 — PREMISES AND EQUIPMENT, NET
Premises and equipment, net consists of the following:

(in thousands)	June 30, 2022	December 31, 2021

Computer hardware and software	$49,484	$50,452
Leasehold improvements	5,839	5,927
Furniture and fixtures	3,856	4,441
Office equipment and other	613	811
	59,792	61,631
Less: Accumulated depreciation and amortization	(54,025)	(54,758)

Total	$5,767	$6,873
Depreciation and amortization expense amounted to $1.8 million and $2.3 million for the six months ended June 30, 2022 and 2021, respectively ($0.9 million and $1.2 million for the second quarter of 2022 and 2021, respectively), and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive loss.
NOTE 7 — RIGHT-OF-USE ASSETS UNDER OPERATING LEASES, NET
Right-of-use assets under operating leases, net consists of the following:

(in thousands)	June 30, 2022	December 31, 2021

Right-of-use assets under operating leases	$12,486	$19,595
Less: Accumulated amortization	(6,100)	(12,001)

Total	$6,386	$7,594
Amortization of operating leases was $1.7 million and $4.5 million for the six months ended June 30, 2022 and 2021, respectively ($0.6 million and $2.6 million for the second quarter of 2022 and 2021, respectively), and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive loss.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
NOTE 8 — GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following is a summary of goodwill by segment:

(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Total

Balance as of June 30, 2022 and December 31, 2021	$30,681	$25,279	$—	$55,960
We determined that each reportable segment represents a reporting unit. Goodwill was allocated to each reporting unit based on the relative fair value of each of our reporting units.
Intangible Assets, net
Intangible assets, net consist of the following:

	Weighted average estimated useful life (in years)	Gross carrying amount		Accumulated amortization		Net book value
(in thousands)		June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021

Definite lived intangible assets:
Customer related intangible assets	9	$214,307	$214,307	$(196,094)	$(194,594)	$18,213	$19,713
Operating agreement	20	35,000	35,000	(21,729)	(20,854)	13,271	14,146
Trademarks and trade names	16	9,709	9,709	(6,902)	(6,709)	2,807	3,000

Total		$259,016	$259,016	$(224,725)	$(222,157)	$34,291	$36,859
Amortization expense for definite lived intangible assets was $2.6 million and $5.5 million for the six months ended June 30, 2022 and 2021, respectively ($1.3 million and $2.9 million for the second quarter of 2022 and 2021, respectively). Forecasted annual definite lived intangible asset amortization expense for 2022 through 2026 is $5.1 million, $5.1 million, $5.1 million, $5.1 million and $4.9 million, respectively.
NOTE 9 — OTHER ASSETS
Other assets consist of the following:

(in thousands)	June 30, 2022	December 31, 2021

Restricted cash	$3,611	$4,017
Security deposits	868	1,043
Other	1,105	1,072

Total	$5,584	$6,132

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
NOTE 10 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable and accrued expenses consist of the following:

(in thousands)	June 30, 2022	December 31, 2021

Accounts payable	$15,468	$15,978
Accrued expenses - general	14,367	13,653
Accrued salaries and benefits	10,139	12,254
Income taxes payable	1,807	4,650

Total	$41,781	$46,535
Other current liabilities consist of the following:

(in thousands)	June 30, 2022	December 31, 2021

Operating lease liabilities	$2,285	$2,893
Other	403	977

Total	$2,688	$3,870
NOTE 11 — LONG-TERM DEBT
Long-term debt consists of the following:

(in thousands)	June 30, 2022	December 31, 2021

Senior secured term loans	$247,204	$247,204
Less: Debt issuance costs, net	(1,228)	(1,632)
Less: Unamortized discount, net	(1,165)	(1,494)
Total Senior secured term loans	244,811	244,078

Credit Facility	—	—
Less: Debt issuance costs, net	(353)	(441)
Net Credit Facility	(353)	(441)

Total Long-term debt	$244,458	$243,637
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
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
The Term B Loans bear interest at rates based upon, at our option, the Adjusted Eurodollar Rate or the Base Rate. Adjusted Eurodollar Rate term loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Adjusted Eurodollar Rate for a three month interest period and (y) 1.00% plus (ii) 4.00%. Base Rate term loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Base Rate and (y) 2.00% plus (ii) 3.00%. The interest rate as of June 30, 2022 was 5.01%.
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
As of June 30, 2022, debt issuance costs were $1.2 million, net of $3.3 million of accumulated amortization. As of December 31, 2021, debt issuance costs were $1.6 million, net of $2.9 million of accumulated amortization.
Credit Facility
On June 22, 2021 Altisource S.à r.l, a subsidiary of Altisource Portfolio Solutions S.A., entered into a revolving credit facility with a related party, STS Master Fund, Ltd. (“STS”) (the “Credit Facility”). STS is an investment fund managed by Deer Park Road Management Company, LP. Deer Park Road Management Company, LP owns approximately 24% of Altisource’s common stock as of June 30, 2022. Deer Park’s Chief Investment Officer and managing partner was a member of Altisource’s Board of Directors until his resignation on March 1, 2022. The replacement director appointed by the Board of Directors is a current employee of Deer Park. Under the terms of the Credit Facility, STS will make loans to Altisource from time to time, in amounts requested by Altisource and Altisource may voluntarily prepay all or any portion of the outstanding loans at any time. The Credit Facility provides Altisource the ability to borrow a maximum amount of $20.0 million through June 22, 2022, $15.0 million through June 22, 2023, and $10.0 million until the end of the term. Amounts that are repaid may be re-borrowed in accordance with the limitations set forth below.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
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
As of June 30, 2022 and December 31, 2021, there was no outstanding debt under the Credit Facility. As of June 30, 2022 and December 31, 2021, debt issuance costs were $0.4 million, net of $0.2 million of accumulated amortization, and $0.4 million, net of $0.1 million of accumulated amortization, respectively.
NOTE 12 — OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following:

(in thousands)	June 30, 2022	December 31, 2021

Operating lease liabilities	$4,239	$5,029
Income tax liabilities	13,785	14,156
Deferred revenue	659	—
Other non-current liabilities	81	81

Total	$18,764	$19,266

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
NOTE 13 — FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The following table presents the carrying amount and estimated fair value of financial instruments and certain liabilities measured at fair value as of June 30, 2022 and December 31, 2021. The following fair values are estimated using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	June 30, 2022				December 31, 2021
(in thousands)	Carrying amount	Fair value			Carrying amount	Fair value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$70,693	$70,693	$—	$—	$98,132	$98,132	$—	$—
Restricted cash	3,611	3,611	—	—	4,017	4,017	—	—
Short-term receivable	3,387	—	—	3,387	3,643	—	—	3,643

Liabilities:
Senior secured term loan	247,204	—	205,179	—	247,204	—	224,956	—
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
In connection with the sale of Pointillist on December 1, 2021, Altisource is scheduled to receive, assuming no indemnification claims, $3.5 million on the first anniversary of the sale closing (See Note 3 for additional information). We measure short-term receivables without a stated interest rate based on the present value of the future payments.
There were no transfers between different levels during the periods presented.
Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk primarily consist of cash and cash equivalents and accounts receivable. Our policy is to deposit our cash and cash equivalents with larger, highly rated financial institutions. The Company derived 40% and 37% of its revenue from Ocwen for the three and six months ended June 30, 2022 (see Note 2 for additional information on Ocwen revenues and accounts receivable balance). The Company strives to mitigate its concentrations of credit risk with respect to accounts receivable by actively monitoring past due accounts and the economic status of larger customers, if known.
NOTE 14 — SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Share Repurchase Program
On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. As of June 30, 2022, approximately 2.4 million shares of common stock remain available for repurchase under the program. There were no purchases of shares of common stock during the six months ended June 30, 2022 and 2021. Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of June 30, 2022, we can repurchase up to approximately $72 million of our common stock under Luxembourg law. Our Credit Agreement also limits the amount we can spend on share repurchases, which limit was approximately $420 million as of June 30, 2022, and may prevent repurchases in certain circumstances, including if our leverage ratio exceeds 3.50 to 1.00.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Share-Based Compensation
We issue share-based awards in the form of stock options, restricted shares and restricted share units for certain employees, officers and directors. We recognized share-based compensation expense of $2.6 million and $2.1 million for the six months ended June 30, 2022 and 2021, respectively ($1.3 million and $0.6 million for the second quarter of 2022 and 2021, respectively). As of June 30, 2022, estimated unrecognized compensation costs related to share-based awards amounted to $5.4 million, which we expect to recognize over a weighted average remaining requisite service period of approximately 1.51 years.
Stock Options
Stock option grants are composed of a combination of service-based, market-based and performance-based options.
Service-Based Options. These options generally vest over three or four years with equal annual vesting and generally expire on the earlier of ten years after the date of grant or following termination of service. A total of 185 thousand service-based options were outstanding as of June 30, 2022.
Market-Based Options. These option grants generally have two components, each of which vests only upon the achievement of certain criteria. The first component, which we refer to as “ordinary performance” grants, generally consists of two-thirds of the market-based grant and begins to vest if the stock price is at least double the exercise price, as long as the stock price realizes a compounded annual gain of at least 20% over the exercise price. The remaining third of the market-based options, which we refer to as “extraordinary performance” grants, generally begins to vest if the stock price is at least triple the exercise price, as long as the stock price realizes a compounded annual gain of at least 25% over the exercise price. Market-based options vest in three or four year installments with the first installment vesting upon the achievement of the criteria and the remaining installments vesting thereafter in equal annual installments. Market-based options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service or in the final three years of the option term, in which case vesting will generally continue in accordance with the provisions of the award agreement. A total of 96 thousand market-based options were outstanding as of June 30, 2022.
Performance-Based Options. These option grants generally will vest if certain specific financial measures are achieved; typically with one-fourth vesting on each anniversary of the grant date. The award of performance-based options is adjusted based on the level of achievement specified in the award agreements. If the performance criteria achieved is above threshold performance levels, participants generally have the opportunity to vest in 50% to 200% of the option grants, depending upon performance achieved. If the performance criteria achieved is below a certain threshold, the options are canceled. The options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service in which case vesting will generally continue in accordance with the provisions of the award agreement. There were 450 thousand performance-based options outstanding as of June 30, 2022.
The Company granted 105 thousand stock options (at a weighted average exercise price of $11.86 per share) for the six months ended June 30, 2022 (no comparative amount for the six months ended June 30, 2021).
The fair values of the performance-based options are determined using the Black-Scholes option pricing model. The following assumptions were used to determine the fair values as of the grant date:

Six months ended June 30, 2022
Black-Scholes

Risk-free interest rate (%)	1.62
Expected stock price volatility (%)	67.75
Expected dividend yield	—
Expected option life (in years)	6.00
Fair value	$7.27
We determined the expected option life of all service-based stock option grants using the simplified method, determined based on the graded vesting term plus the contractual term of the options, divided by two. We use the simplified method because we believe that our historical data does not provide a reasonable basis upon which to estimate expected option life.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
The following table summarizes the grant date fair value of stock options that vested during the periods presented:

	Six months ended June 30,
(in thousands, except per share data)	2022	2021

Weighted average grant date fair value of stock options granted per share	$8.19	$—
Intrinsic value of options exercised	—	—
Grant date fair value of stock options that vested	1,031	1,203
The following table summarizes the activity related to our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding as of December 31, 2021	687,339	$27.99	4.57	$—
Granted	105,000	11.86
Forfeited	(61,800)	59.07

Outstanding as of June 30, 2022	730,539	27.34	5.23	—

Exercisable as of June 30, 2022	542,290	25.44	4.67	—
Other Share-Based Awards
The Company’s other share-based and similar types of awards are comprised of restricted shares and restricted share units. The restricted shares and restricted share units are comprised of a combination of service-based awards, performance-based awards and market-based awards.
Service-Based Awards. These awards generally vest over one to four year periods with vesting in equal annual installments. A total of 413 thousand service-based awards were outstanding as of June 30, 2022.
Performance-Based Awards. These awards generally vest if certain specific financial measures are achieved; generally one-third vests on each anniversary of the grant date or cliff-vest on the third anniversary of the grant date. The number of performance-based restricted shares and restricted share units that may vest is based on the level of achievement as specified in the award agreements. If the performance criteria achieved is above certain financial performance levels and Altisource’s share performance is above certain established criteria, participants have the opportunity to vest in up to 150% of the restricted share unit award for certain awards. If the performance criteria achieved is below certain thresholds, the award is canceled. A total of 154 thousand performance-based awards were outstanding as of June 30, 2022.
Market-Based Awards. 50% of these awards generally vest if certain specific market conditions are achieved over a 30-day period and the remaining 50% of these awards generally vest on the one year anniversary of the initial vesting. The Company estimates the grant date fair value of these awards using a lattice (binomial) model. A total of 112 thousand market-based awards were outstanding as of June 30, 2022.
Performance-Based and Market-Based Awards. These awards generally vest if certain specific financial measures are achieved and if certain specific market conditions are achieved. If the performance criteria achieved is above certain financial performance levels and Altisource’s share performance is above certain established criteria, participants have the opportunity to vest in up to 300% of the restricted share unit award for certain awards. If the performance criteria or the market criteria is below certain thresholds, the award is canceled. The Company estimates the grant date fair value of these awards using a Monte Carlo simulation model. A total of 98 thousand performance-based and market-based awards were outstanding as of June 30, 2022.
The Company granted 440 thousand restricted share units (at a weighted average grant date fair value of $10.69 per share) during the six months ended June 30, 2022. These grants include 46 thousand performance-based awards that include both a performance condition and a market condition and 46 thousand performance-based awards, for the six months ended June 30, 2022. The Company granted 29 thousand performance-based awards that include both a performance condition and a market condition and 88 thousand performance-based awards, for the six months ended June 30, 2021.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
The following table summarizes the activity related to our restricted shares and restricted share units:

Number of restricted shares and restricted share units

Outstanding as of December 31, 2021	677,175
Granted	440,072
Issued	(200,078)
Forfeited/canceled	(140,831)

Outstanding as of June 30, 2022	776,338
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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021

Service revenue	$37,638	$43,966	$75,401	$92,046
Reimbursable expenses	2,609	1,936	4,201	3,949
Non-controlling interests	174	139	335	511

Total	$40,421	$46,041	$79,937	$96,506
Disaggregation of Revenue
Disaggregation of total revenues by segment and major source is as follows:

	Three months ended June 30, 2022
(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Servicer and Real Estate	$26,901	$2,523	$2,523	$31,947
Origination	8,382	6	86	8,474
Total revenue	$35,283	$2,529	$2,609	$40,421

	Three months ended June 30, 2021
(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Servicer and Real Estate	$26,067	$2,420	$1,663	$30,150
Origination	14,645	8	273	14,926
Corporate and Others	—	965	—	965
Total revenue	$40,712	$3,393	$1,936	$46,041

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

	Six months ended June 30, 2022
(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Servicer and Real Estate	$51,560	$5,021	$3,902	$60,483
Origination	19,141	14	299	19,454
Total revenue	$70,701	$5,035	$4,201	$79,937

	Six months ended June 30, 2021
(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Servicer and Real Estate	$54,112	$5,051	$3,628	$62,791
Origination	31,851	21	321	32,193
Corporate and Others	—	1,522	—	1,522
Total revenue	$85,963	$6,594	$3,949	$96,506
Contract Balances
Our contract assets consist of unbilled accounts receivable (see Note 4). Our contract liabilities consist of current deferred revenue and other non-current liabilities as reported on the accompanying condensed consolidated balance sheets. Revenue recognized that was included in the contract liability at the beginning of the period was $2.9 million and $3.8 million for the six months ended June 30, 2022 and 2021, respectively ($1.2 million and $1.6 million for the second quarter of 2022 and 2021, respectively).
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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021

Compensation and benefits	$13,825	$18,449	$27,346	$40,484
Outside fees and services	14,351	16,859	27,254	35,582
Technology and telecommunications	4,956	5,994	10,188	12,581
Reimbursable expenses	2,609	1,936	4,201	3,949
Depreciation and amortization	614	799	1,235	1,599

Total	$36,355	$44,037	$70,224	$94,195

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021

Compensation and benefits	$6,296	$6,296	$11,705	$14,148
Amortization of intangible assets	1,284	2,911	2,568	5,510
Professional services	3,099	2,360	5,848	5,578
Occupancy related costs	1,417	2,290	3,041	5,470
Marketing costs	785	699	1,672	1,173
Depreciation and amortization	274	352	611	736
Other	1,370	1,648	3,054	2,827

Total	$14,525	$16,556	$28,499	$35,442
NOTE 18 — OTHER (EXPENSE) INCOME, NET
Other (expense) income, net consists of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021

Interest income (expense)	$61	$(7)	$106	$(28)
Other, net	132	(36)	827	934

Total	$193	$(43)	$933	$906
NOTE 19 — INCOME TAXES
We recognized an income tax provision of $2.4 million and $1.4 million for the six months ended June 30, 2022 and 2021, respectively ($1.5 million and $0.6 million for the second quarter of 2022 and 2021, respectively). The income tax provision for the six months ended June 30, 2022 was driven by income tax on transfer pricing income from India, no tax benefit on the pretax loss from our Luxembourg operating company and uncertain tax positions.

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
Basic and diluted loss per share are calculated as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021

Net loss attributable to Altisource	$(15,495)	$(18,475)	$(27,685)	$(40,477)

Weighted average common shares outstanding, basic	16,083	15,830	16,020	15,774

Weighted average common shares outstanding, diluted	16,083	15,830	16,020	15,774

Loss per share:
Basic	$(0.96)	$(1.17)	$(1.73)	$(2.57)
Diluted	$(0.96)	$(1.17)	$(1.73)	$(2.57)
For the six months ended June 30, 2022 and 2021, 1.3 million and 1.6 million, respectively (1.2 million and 1.5 million for the second quarter of 2022 and 2021, respectively), stock options, restricted shares and restricted share units, were excluded from the computation of loss per share, as a result of the following:
•For the six months ended June 30, 2022 and 2021, 0.2 million and 0.3 million, respectively (0.1 million and 0.3 million for the second quarter of 2022 and 2021, respectively), stock options, restricted shares and restricted share units were anti-dilutive and have been excluded from the computation of diluted loss per share because the Company incurred a net loss
•For both the six months ended June 30, 2022 and 2021, 0.2 million (0.2 million for both the second quarter of 2022 and 2021), stock options were anti-dilutive and have been excluded from the computation of diluted loss per share because their exercise price was greater than the average market price of our common stock
•For the six months ended June 30, 2022 and 2021, 0.9 million and 1.1 million, respectively (0.9 million and 1.0 million for the second quarter of 2022 and 2021, respectively), stock options, restricted shares and restricted share units, which begin to vest upon the achievement of certain market criteria related to our common stock price, performance criteria and a total shareholder return compared to the market benchmark, that have not yet been met in each period have been excluded from the computation of diluted loss per share
NOTE 21 — COMMITMENTS, CONTINGENCIES AND REGULATORY MATTERS
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Ocwen Related Matters
As discussed in Note 2, during the six months ended June 30, 2022, Ocwen was our largest customer, accounting for 37% of our total revenue (40% of our revenue for the second quarter of 2022). Additionally, 6% of our revenue for the six months ended June 30, 2022 (7% of our revenue for the second quarter of 2022) was earned on the loan portfolios serviced by Ocwen, when a party other than Ocwen or the MSRs owner selected Altisource as the service provider.
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
Ocwen has disclosed that NRZ is its largest client. As of March 31, 2022, approximately 19% of loans serviced and subserviced by Ocwen (measured in UPB) were related to NRZ MSRs or rights to MSRs.
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
Leases
We lease certain premises and equipment, primarily consisting of office space and information technology equipment. Certain of our leases include options to renew at our discretion or terminate leases early, and these options are considered in our determination of the expected lease term. Certain of our lease agreements include rental payments adjusted periodically for inflation. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. We sublease certain office space to third parties. Sublease income was $0.4 million for the six months ended June 30, 2022 and 2021 ($0.1 million for the second quarter of 2022 and 2021). The amortization periods of right-of-use assets are generally limited by the expected lease term. Our leases generally have expected lease terms at adoption of one to six years.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Information about our lease terms and our discount rate assumption is as follows for the six months ended June 30:

	2022	2021

Weighted average remaining lease term (in years)	3.35	2.72
Weighted average discount rate	5.66%	6.43%
Our lease activity during the period is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021

Operating lease costs:
Selling, general and administrative expense	$697	$1,118	$1,631	$3,210
Cost of revenue	—	1,327	265	1,498

Cash used in operating activities for amounts included in the measurement of lease liabilities	$325	$2,375	$1,507	$5,453
Short-term (twelve months or less) lease costs	397	(940)	425	(459)
Maturities of our lease liabilities as of June 30, 2022 are as follows:

(in thousands)	Operating lease obligations

2022	$1,124
2023	2,238
2024	1,685
2025	1,233
2026	636
Total lease payments	6,916
Less: interest	(638)

Present value of lease liabilities	$6,278
Escrow Balances
We hold customers’ assets in escrow accounts at various financial institutions pending completion of certain real estate activities. These amounts are held in escrow accounts for limited periods of time and are not included in the accompanying condensed consolidated balance sheets. Amounts held in escrow accounts were $21.9 million and $27.5 million as of June 30, 2022 and December 31, 2021, respectively.
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
The Servicer and Real Estate segment provides loan servicers and real estate investors with solutions and technologies that span the mortgage and real estate lifecycle. The Origination segment provides originators with solutions and technologies that span the mortgage origination lifecycle. Corporate and Others includes Pointillist (sold on December 1, 2021), interest expense and costs related to corporate functions including executive, infrastructure and certain technology groups, finance, law,

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
compliance, human resources, vendor management, facilities, risk management, as well as eliminations between reportable segments.
Financial information for our segments is as follows:

	Three months ended June 30, 2022
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$31,947	$8,474	$—	$40,421
Cost of revenue	22,413	9,245	4,697	36,355
Gross profit (loss)	9,534	(771)	(4,697)	4,066
Selling, general and administrative expenses	3,237	2,220	9,068	14,525
Income (loss) from operations	6,297	(2,991)	(13,765)	(10,459)
Total other income (expense), net	—	—	(3,341)	(3,341)

Income (loss) before income taxes and non-controlling interests	$6,297	$(2,991)	$(17,106)	$(13,800)

	Three months ended June 30, 2021
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$30,150	$14,926	$965	$46,041
Cost of revenue	22,204	12,881	8,952	44,037
Gross profit (loss)	7,946	2,045	(7,987)	2,004
Selling, general and administrative expenses	3,566	1,572	11,418	16,556
Income (loss) from operations	4,380	473	(19,405)	(14,552)
Total other income (expense), net	2	—	(3,520)	(3,518)

Income (loss) before income taxes and non-controlling interests	$4,382	$473	$(22,925)	$(18,070)

	Six months ended June 30, 2022
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$60,483	$19,454	$—	$79,937
Cost of revenue	42,153	18,552	9,519	70,224
Gross profit (loss)	18,330	902	(9,519)	9,713
Selling, general and administrative expenses	6,296	4,340	17,863	28,499
Income (loss) from operations	12,034	(3,438)	(27,382)	(18,786)
Total other income (expense), net	—	—	(6,157)	(6,157)

Income (loss) before income taxes and non-controlling interests	$12,034	$(3,438)	$(33,539)	$(24,943)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

	Six months ended June 30, 2021
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$62,791	$32,193	$1,522	$96,506
Cost of revenue	47,975	27,167	19,053	94,195
Gross profit (loss)	14,816	5,026	(17,531)	2,311
Selling, general and administrative expenses	7,420	2,882	25,140	35,442
Income (loss) from operations	7,396	2,144	(42,671)	(33,131)
Total other income (expense), net	4	—	(6,015)	(6,011)

Income (loss) before income taxes and non-controlling interests	$7,400	$2,144	$(48,686)	$(39,142)

(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Total assets:
June 30, 2022	$76,651	$56,941	$91,247	$224,839
December 31, 2021	61,832	59,741	136,235	257,808
Our services are provided to customers primarily located in the United States. Premises and equipment, net consist of the following, by country:

(in thousands)	June 30, 2022	December 31, 2021

Luxembourg	$3,169	$3,883
United States	1,079	1,932
India	1,440	999
Uruguay	79	59

Total	$5,767	$6,873

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
Technology and software-as-a-service (“SaaS”) Products
Our Technology and SaaS Products business includes Equator® (a SaaS-based technology to manage real estate owned (“REO”), short sales, foreclosure, bankruptcy and eviction processes), Vendorly Invoice (a vendor invoicing and payment system), RentRange® (a single family rental data, analytics and rent-based valuation solution), REALSynergy® (a commercial loan servicing platform), and NestRangeTM (an automated valuation model and analytics solution).
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
Technology and SaaS Products
Our Technology and SaaS Products business includes Vendorly Monitor (a vendor management platform), Lenders One Loan Automation (“LOLA”) (a marketplace to order services and a tool to automate components of the loan manufacturing process), TrelixAITM (technology to manage the workflow and automate components of the loan fulfillment, pre and post-close quality control and service transfer processes), ADMS (a document management and data analytics delivery platform), and automated valuation technology.
Corporate and Others includes Pointillist, Inc. (“Pointillist”) (sold on December 1, 2021), interest expense and costs related to corporate functions including executive, infrastructure and certain technology groups, finance, law, compliance, human resources, vendor management, facilities, risk management and eliminations between reportable segments.
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

Corporate and Others includes Pointillist (sold on December 1, 2021), interest expense and costs related to corporate functions including executive, infrastructure and certain technology groups, finance, law, compliance, human resources, vendor management, facilities, risk management and eliminations between reportable segments. We developed the Pointillist business through our consumer analytics capabilities. On December 1, 2021, the shareholders of Pointillist sold all of the equity interests in Pointillist to Genesys Cloud Services, Inc. for $150.0 million. On a fully diluted basis, we owned approximately 69% of the equity of Pointillist. After working capital and other applicable adjustments, we received approximately $106.0 million from the sale of our Pointillist equity and the collection of outstanding receivables, with $102.2 million received at closing, approximately $0.3 million deposited into the Working Capital Escrow and approximately $3.5 million deposited into the Indemnification Escrow. The Working Capital Escrow was received on May 9, 2022.
COVID-19 Pandemic Impacts
In response to the COVID-19 pandemic, beginning in March 2020, various governmental entities and servicers implemented unprecedented foreclosure and eviction moratoriums, forbearance programs and loss mitigation measures to help mitigate the impact to borrowers and renters. As a result of these measures and other related actions, industry wide foreclosure initiations were 89% lower for the six months ended June 30, 2022 compared to the same pre-COVID-19 period in 2019. The Federal government’s foreclosure moratorium expired on July 1, 2021 and the Consumer Financial Protection Bureau’s (“CFPB’s”) temporary loss mitigation measures expired on December 31, 2021. As a result, industry-wide foreclosure initiations were 451% higher for the six months ended June 30, 2022 compared to the same period in 2021, although still 42% lower than the same pre-COVID-19 period in 2019. The decline in foreclosure initiations throughout the pandemic resulted in significantly lower REO referrals to Altisource and negatively impacted virtually all of Altisource’s default related services performed on delinquent loans, loans in foreclosure and REO.
At the same time, beginning in March 2020 the Federal Reserve lowered the target for the federal funds rate to 0% to 0.25% and bought billions of dollars of mortgage backed securities on the secondary market to reduce interest rates. As a result of the lower interest rate environment, mortgage originations were 34% higher for the six months ended June 30, 2021 compared to the same period in 2020 (according to the Mortgage Bankers Association) driving higher demand for origination related services. In November of 2021, the Federal Reserve began reducing the volume of mortgage backed securities it was purchasing and ended its monthly purchases in March 2022. Additionally, the Federal Reserve increased the target for the federal funds rate to 1.50% to 1.75% in June 2022. As a result of the higher interest rate environment, mortgage originations were 36% lower for the six months ended June 30, 2022 compared to the same period in 2021 (according to the Mortgage Bankers Association).
We cannot predict the duration of the pandemic and future governmental measures. Based on the expirations of the Federal government’s foreclosure and eviction moratoriums and the CFPB’s rules on temporary loss mitigation measures, we believe the demand for our Default business will grow in 2022 and stabilize during 2023 when we anticipate foreclosures commenced after the expiration of the foreclosure moratoriums, forbearance plans and temporary loss mitigation rules become REO and are sold. We further anticipate that despite the forecasted decline in origination volumes in 2022 compared to 2021 and increase in the target federal funds rate, our Origination business may outperform the market for the full year compared to 2021 from new customer wins, and cross selling existing and new offerings to customers that are intended to help reduce their costs.
During 2021 and 2022, to address lower revenue, we worked to (1) reduce our cost structure, (2) maintain the infrastructure to deliver default related services for our customer base and support the anticipated increase in demand following the expiration of the moratoriums and forbearance plans and CFPB’s rules on temporary loss mitigation measures, (3) grow Lenders One membership, launch new solutions and increase customer adoption of our solutions to accelerate the growth of our origination business, and (4) generate cash from the 2021 sale of Pointillist.
Share Repurchase Program
On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. As of June 30, 2022, approximately 2.4 million shares of common stock remain available for repurchase under the program. There were no purchases of shares of common stock during the six months ended June 30, 2022 and 2021. Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of June 30, 2022, we can repurchase up to approximately $72 million of our common stock under Luxembourg law. Our senior secured term loan agreement also limits the amount we can spend on share repurchases, which limit was approximately $420 million as of June 30, 2022, and may prevent repurchases in certain circumstances, including if our leverage ratio exceeds 3.50 to 1.00.

Ocwen Related Matters
During the six months ended June 30, 2022, Ocwen was our largest customer, accounting for 37% of our total revenue for the six months ended June 30, 2022 (40% of our revenue for the second quarter of 2022). Additionally, 6% of our revenue for the six months ended June 30, 2022 (7% of our revenue for the second quarter of 2022) was earned on the loan portfolios serviced by Ocwen, when a party other than Ocwen or the mortgage servicing rights (“MSRs”) owner selected Altisource as the service provider.
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
Ocwen has disclosed that NRZ is its largest client. As of March 31, 2022, approximately 19% of loans serviced and subserviced by Ocwen (measured in unpaid principal balance) were related to NRZ MSRs or rights to MSRs.
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
If any of the following events occurred, Altisource’s revenue could be significantly reduced and our results of operations could be materially adversely affected, including from the possible impairment or write-off of goodwill, intangible assets, property and equipment, other assets and accounts receivable:
•Altisource loses Ocwen as a customer or there is a significant reduction in the volume of services they purchase from us
•Ocwen loses, sells or transfers a significant portion of its GSE or Federal Housing Administration servicing rights or subservicing arrangements or remaining other servicing rights or subservicing arrangements and Altisource fails to be retained as a service provider
•The contractual relationship between Ocwen and NRZ changes significantly, including Ocwen’s sub-servicing arrangement with NRZ expiring without renewal, and this change results in a change in our status as a provider of services related to the NRZ MSRs or rights to MSRs
•Ocwen loses state servicing licenses in states with a significant number of loans in Ocwen’s servicing portfolio
•The contractual relationship between Ocwen and Altisource changes significantly or there are significant changes to our pricing to Ocwen for services from which we generate material revenue
•Altisource otherwise fails to be retained as a service provider
Management cannot predict whether any of these events will occur or the amount of any impact they may have on Altisource. We are seeking to diversify and grow our revenue and customer base and we have a sales and marketing strategy to support these efforts. Moreover, in the event one or more of these events materially negatively impact Altisource, we believe the variable nature of our cost structure would allow us to realign our cost structure to address some of the impact to revenue and that current liquidity would be sufficient to meet our working capital, capital expenditures, debt service and other cash needs. There can be no assurance that our plans will be successful or our operations will be profitable.

Factors Affecting Comparability
The following items impact the comparability of our results:
•Industrywide foreclosure initiations were 451% higher for January through May 2022 compared to the same period in 2021 as the foreclosure market begins to normalize following the Federal government’s foreclosure moratorium expiration on July 1, 2021 and the CFPB’s temporary loss mitigation measures expiration on December 31, 2021.
•Industrywide mortgage originations were 36% lower for the six months ended June 30, 2022 compared to the same period in 2021 resulting from a higher interest rate environment.
•On December 1, 2021 the shareholders of Pointillist, a majority owned subsidiary of Altisource, sold all of the equity interests in Pointillist. For the three and six months ended 2021, service revenue from Pointillist was $1.0 million and $1.5 million, respectively, and loss before income taxes and non-controlling interest was $2.3 million and $4.4 million, respectively (no comparative amounts for the three and six months ended June 30, 2022).
•The Company recognized an income tax provision of $2.4 million and $1.4 million for the six months ended June 30, 2022 and 2021, respectively ($1.5 million and $0.6 million for the second quarter of 2022 and 2021, respectively). The income tax provision for the three and six months ended June 30, 2022 was driven by income tax on transfer pricing income from India, no tax benefit on the pretax loss from our Luxembourg operating company and uncertain tax positions.

CONSOLIDATED RESULTS OF OPERATIONS
Summary Results
The following is a discussion of our consolidated results of operations for the periods indicated. For a more detailed discussion of the factors that affected the results of our business segments in these periods, see “Segment Results of Operations” below.
The following table sets forth information on our consolidated results of operations:

	Three months ended June 30,			Six months ended June 30,
(in thousands, except per share data)	2022	2021	% Increase (decrease)	2022	2021	% Increase (decrease)

Service revenue
Servicer and Real Estate	$29,424	$28,487	3	$56,581	$59,163	(4)
Origination	8,214	14,514	(43)	18,820	31,361	(40)
Corporate and Others	—	965	(100)	—	1,522	(100)
Total service revenue	37,638	43,966	(14)	75,401	92,046	(18)
Reimbursable expenses	2,609	1,936	35	4,201	3,949	6
Non-controlling interests	174	139	25	335	511	(34)
Total revenue	40,421	46,041	(12)	79,937	96,506	(17)
Cost of revenue	36,355	44,037	(17)	70,224	94,195	(25)
Gross profit	4,066	2,004	103	9,713	2,311	320
Operating expenses:
Selling, general and administrative expenses	14,525	16,556	(12)	28,499	35,442	(20)
Loss from operations	(10,459)	(14,552)	28	(18,786)	(33,131)	43
Other income (expense), net
Interest expense	(3,534)	(3,475)	2	(7,090)	(6,917)	3
Other income (expense), net	193	(43)	N/M	933	906	3
Total other income (expense), net	(3,341)	(3,518)	(5)	(6,157)	(6,011)	2

Loss before income taxes and non-controlling interests	(13,800)	(18,070)	24	(24,943)	(39,142)	36
Income tax provision	(1,521)	(584)	160	(2,407)	(1,427)	69

Net loss	(15,321)	(18,654)	18	(27,350)	(40,569)	33
Net (income) loss attributable to non-controlling interests	(174)	179	(197)	(335)	92	N/M

Net loss attributable to Altisource	$(15,495)	$(18,475)	16	$(27,685)	$(40,477)	32

Margins:
Gross profit/service revenue	11%	5%		13%	3%
Loss from operations/service revenue	(28)%	(33)%		(25)%	(36)%

Loss per share:
Basic	$(0.96)	$(1.17)	18	$(1.73)	$(2.57)	33
Diluted	$(0.96)	$(1.17)	18	$(1.73)	$(2.57)	33

Weighted average shares outstanding:
Basic	16,083	15,830	2	16,020	15,774	2
Diluted	16,083	15,830	2	16,020	15,774	2
_____________________________________
N/M — not meaningful.

Revenue
We recognized service revenue of $75.4 million for the six months ended June 30, 2022, an 18% decrease compared to the six months ended June 30, 2021 ($37.6 million for the second quarter of 2022, a 14% decrease compared to the second quarter of 2021).
The decrease in service revenue in the Servicer and Real Estate segment for the six months ended June 30, 2022 is primarily from lower revenue in our Solutions business, partially offset by slightly higher revenue in our Marketplace business. The decline in our Solutions business is primarily driven by fewer preservation referrals per property in the Field Services business, partially offset by higher revenue in the other Solutions businesses. Revenue in the other Solutions businesses grew as the default market began to recover following the expiration of the pandemic related borrower relief measures. The increase in the Marketplace business is driven by a higher number of homes sold, partially offset by lower average sales prices and lower commission rate from a higher percentage of foreclosure auctions. For the three months ended June 30, 2022 the increase in service revenue is driven by an increase in our Solutions business as the default market begins to recover, partially offset by lower revenue in our Marketplace business from lower average sales price and lower commission rate from a higher percentage of foreclosures auctions, partially offset by a higher number of homes sold.
The decrease in service revenue in the Origination segment for the three and six months ended June 30, 2022 was primarily driven by the overall market decline in mortgage originations. The decline in Lenders One revenue was lower than the overall market decline as we gained traction with our solutions that are designed to help our members save money. The decline in the Solutions business revenue was greater than the overall market decline as customers transitioned services in-house to retain their employees in some of our Solutions businesses and a greater percentage of revenue in some of these businesses was derived from refinance transactions which declined faster than the market.
The decrease in service revenue in Corporate and Other was from the December 2021 Pointillist sale.
We recognized reimbursable expense revenue of $4.2 million for the six months ended June 30, 2022, a 6% increase compared to the six months ended June 30, 2021 ($2.6 million for the second quarter of 2022, a 35% increase compared to the second quarter of 2021). The increase in reimbursable expenses for the six months ended June 30, 2022 was from a higher volume of asset resolution activities.
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
Cost of revenue consists of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2022	2021	% Increase (decrease)	2022	2021	% Increase (decrease)

Compensation and benefits	$13,825	$18,449	(25)	$27,346	$40,484	(32)
Outside fees and services	14,351	16,859	(15)	27,254	35,582	(23)
Technology and telecommunications	4,956	5,994	(17)	10,188	12,581	(19)
Reimbursable expenses	2,609	1,936	35	4,201	3,949	6
Depreciation and amortization	614	799	(23)	1,235	1,599	(23)

Cost of revenue	$36,355	$44,037	(17)	$70,224	$94,195	(25)
We recognized cost of revenue of $70.2 million for the six months ended June 30, 2022, a 25% decrease compared to the six months ended June 30, 2021 ($36.4 million for the second quarter of 2022, a 17% decrease compared to the second quarter of 2021). Compensation and benefits for the three and six months ended June 30, 2022 decreased primarily due to cash cost savings measures taken in 2021 and the December 2021 sale of Pointillist. Outside fees and services for the six months ended June 30, 2022 decreased primarily from lower service revenue in the Field Services business within the Solutions business of the Servicer and Real Estate segment, discussed in the revenue section above. Outside fees and services for the three months ended June 30, 2022 decreased primarily from lower service revenue in the Origination segment, discussed in the revenue section above. In addition, the increases in reimbursable expenses were consistent with the changes in reimbursable expense revenue discussed in the revenue section above.
Gross profit increased to $9.7 million, representing 13% of service revenue, for the six months ended June 30, 2022 compared to $2.3 million, representing 3% of service revenue, for the six months ended June 30, 2021 (increased to $4.1 million, representing 11% of service revenue, for the second quarter of 2022, compared to $2.0 million, representing 5% of service revenue, for the second quarter of 2021). Gross profit as a percentage of service revenue for the three and six months ended June 30, 2022 increased compared to the three and six months ended June 30, 2021 primarily due to revenue mix with higher revenue from the higher margin businesses in Servicer and Real Estate, the December 1, 2021, Pointillist sale and our COVID-19 cash cost savings measures, partially offset by lower gross profit margin in the Origination business from lower revenue.
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
SG&A expenses consist of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2022	2021	% Increase (decrease)	2022	2021	% Increase (decrease)

Compensation and benefits	$6,296	$6,296	—	$11,705	$14,148	(17)
Occupancy related costs	1,417	2,290	(38)	3,041	5,470	(44)
Amortization of intangible assets	1,284	2,911	(56)	2,568	5,510	(53)
Professional services	3,099	2,360	31	5,848	5,578	5
Marketing costs	785	699	12	1,672	1,173	43
Depreciation and amortization	274	352	(22)	611	736	(17)
Other	1,370	1,648	(17)	3,054	2,827	8

Selling, general and administrative expenses	$14,525	$16,556	(12)	$28,499	$35,442	(20)
SG&A expenses for the six months ended June 30, 2022 of $28.5 million decreased by 20% compared to the six months ended June 30, 2021 ($14.5 million for the second quarter of 2022, a 12% decrease compared to the second quarter of 2021). Compensation and benefits for the six months ended June 30, 2022 decreased primarily due to cash cost savings measures taken in the first half of 2021. Occupancy related costs for the three and six months ended June 30, 2022 decreased primarily from facility consolidation initiatives. For the three and six months ended June 30, 2022, the decreases in amortization of intangible assets were driven by the completion of the amortization period of certain intangible assets during 2021.
Loss from Operations
Loss from operations for the six months ended June 30, 2022 was $(18.8) million, representing (25)% of service revenue, compared to $(33.1) million, representing (36)% of service revenue, for the six months ended June 30, 2021 (decreased to $(10.5) million, representing (28)% of service revenue, for the second quarter of 2022, compared to $(14.6) million, representing (33)% of service revenue for the second quarter of 2021). Loss from operations as a percentage of service revenue improved for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, primarily as a result of higher gross profit margins and, for the six months ended June 30, 2022, reductions in SG&A expenses in excess of the change in revenue, discussed above.
Other Income (Expense), net
Other income (expense), net principally includes interest expense and other non-operating gains and losses.
Other income (expense), net was $(6.2) million for the six months ended June 30, 2022 compared to $(6.0) million for the six months ended June 30, 2021 ($(3.3) million for the second quarter of 2022 and $(3.5) million for the second quarter of 2021).

The change for the six months ended June 30, 2022 was primarily driven by an increase of $0.2 million in interest expense driven by higher amortization of debt issuance costs and interest expense on our Credit Facility. The change for the three months ended June 30, 2022 was driven by lower interest expense on our Credit Facility ($0 outstanding in 2022).
Income Tax Provision
We recognized an income tax provision of $2.4 million and $1.4 million for the six months ended June 30, 2022 and 2021, respectively ($1.5 million and $0.6 million for the second quarter of 2022 and 2021, respectively). The income tax provision for the three and six months ended June 30, 2022 was driven by income tax on transfer pricing income from India, no tax benefit on the pretax loss from our Luxembourg operating company and uncertain tax positions.

SEGMENT RESULTS OF OPERATIONS
The following section provides a discussion of pretax results of operations of our business segments. Transactions between segments are accounted for as third party arrangements for purposes of presenting segment results of operations.
Financial information for our segments was as follows:

	Three months ended June 30, 2022
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$29,424	$8,214	$—	$37,638
Reimbursable expenses	2,523	86	—	2,609
Non-controlling interests	—	174	—	174
	31,947	8,474	—	40,421
Cost of revenue	22,413	9,245	4,697	36,355
Gross profit (loss)	9,534	(771)	(4,697)	4,066
Selling, general and administrative expenses	3,237	2,220	9,068	14,525
Income (loss) from operations	6,297	(2,991)	(13,765)	(10,459)
Total other income (expense), net	—	—	(3,341)	(3,341)

Income (loss) before income taxes and non-controlling interests	$6,297	$(2,991)	$(17,106)	$(13,800)

Margins:
Gross profit (loss) /service revenue	32%	(9)%	N/M	11%
Income (loss) from operations/service revenue	21%	(36)%	N/M	(28)%
_____________________________________
N/M — not meaningful.

	Three months ended June 30, 2021
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$28,487	$14,514	$965	$43,966
Reimbursable expenses	1,663	273	—	1,936
Non-controlling interests	—	139	—	139
	30,150	14,926	965	46,041
Cost of revenue	22,204	12,881	8,952	44,037
Gross profit (loss)	7,946	2,045	(7,987)	2,004
Selling, general and administrative expenses	3,566	1,572	11,418	16,556
Income (loss) from operations	4,380	473	(19,405)	(14,552)
Total other income (expense), net	2	—	(3,520)	(3,518)

Income (loss) before income taxes and non-controlling interests	$4,382	$473	$(22,925)	$(18,070)

Margins:
Gross profit (loss) /service revenue	28%	14%	N/M	5%
Income (loss) from operations/service revenue	15%	3%	N/M	(33)%
_____________________________________
N/M — not meaningful.

	Six months ended June 30, 2022
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$56,581	$18,820	$—	$75,401
Reimbursable expenses	3,902	299	—	4,201
Non-controlling interests	—	335	—	335
	60,483	19,454	—	79,937
Cost of revenue	42,153	18,552	9,519	70,224
Gross profit (loss)	18,330	902	(9,519)	9,713
Selling, general and administrative expenses	6,296	4,340	17,863	28,499
Income (loss) from operations	12,034	(3,438)	(27,382)	(18,786)
Total other income (expense), net	—	—	(6,157)	(6,157)

Income (loss) before income taxes and non-controlling interests	$12,034	$(3,438)	$(33,539)	$(24,943)

Margins:
Gross profit (loss) /service revenue	32%	5%	N/M	13%
Income (loss) from operations/service revenue	21%	(18)%	N/M	(25)%
_____________________________________
N/M — not meaningful.

	Six months ended June 30, 2021
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$59,163	$31,361	$1,522	$92,046
Reimbursable expenses	3,628	321	—	3,949
Non-controlling interests	—	511	—	511
	62,791	32,193	1,522	96,506
Cost of revenue	47,975	27,167	19,053	94,195
Gross profit (loss)	14,816	5,026	(17,531)	2,311
Selling, general and administrative expenses	7,420	2,882	25,140	35,442
Income (loss) from operations	7,396	2,144	(42,671)	(33,131)
Total other income (expense), net	4	—	(6,015)	(6,011)

Income (loss) before income taxes and non-controlling interests	$7,400	$2,144	$(48,686)	$(39,142)

Margins:
Gross profit (loss) /service revenue	25%	16%	N/M	3%
Income (loss) from operations/service revenue	13%	7%	N/M	(36)%
_____________________________________
N/M — not meaningful.

Servicer and Real Estate
Revenue
Revenue by business unit was as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2022	2021	% Increase (decrease)	2022	2021	% Increase (decrease)

Service revenue:
Solutions	$18,454	$17,064	8	$34,760	$37,409	(7)
Marketplace	8,196	8,621	(5)	16,287	16,077	1
Technology and SaaS Products	2,774	2,802	(1)	5,534	5,677	(3)
Total service revenue	29,424	28,487	3	56,581	59,163	(4)

Reimbursable expenses:
Solutions	933	984	(5)	1,501	1,958	(23)
Marketplace	1,590	679	134	2,401	1,670	44
Total reimbursable expenses	2,523	1,663	52	3,902	3,628	8

Total revenue	$31,947	$30,150	6	$60,483	$62,791	(4)
We recognized service revenue of $56.6 million for the six months ended June 30, 2022, a 4% decrease compared to the six months ended June 30, 2021 ($29.4 million for the second quarter of 2022, a 3% increase compared to the second quarter of 2021). We also recognized reimbursable expense revenue of $3.9 million for the six months ended June 30, 2022, an 8% increase compared to the six months ended June 30, 2021 ($2.5 million for the second quarter of 2022, a 52% increase compared to the second quarter of 2021). The decrease in service revenue in the Servicer and Real Estate segment for the six months ended June 30, 2022 is primarily from lower revenue in our Solutions business, partially offset by marginally higher revenue in our Marketplace business. The decline in our Solutions business is primarily driven by fewer preservation referrals per property in the Field Services business, partially offset by higher revenue in the other Solutions businesses. Revenue in the other Solutions businesses grew as the default market began to recover following the expiration of the pandemic related borrower relief measures. The increase in the Marketplace business is driven by a higher number of homes sold, partially offset by lower average sales price and lower commission rate from a higher percentage of foreclosure auction sales.
For the three months ended June 30, 2022, the increase in service revenue is driven by an increase in our Solutions business as the default market continues to recover, partially offset by lower revenue in our Marketplace business from lower average sales price and lower commission rate from a higher percentage of foreclosure auction sales, partially offset by a higher number of homes sold.
Certain of our Servicer and Real Estate businesses are impacted by seasonality. Revenues from property sales and certain property preservation services are generally lowest during the fall and winter months and highest during the spring and summer months. However, as a result of the pandemic and related measures, the seasonal impact to revenue may not follow historical patterns.
Cost of Revenue and Gross Profit
Cost of revenue consisted of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2022	2021	% Increase (decrease)	2022	2021	% Increase (decrease)

Compensation and benefits	$7,167	$7,699	(7)	$14,265	$16,880	(15)
Outside fees and services	10,210	10,626	(4)	18,834	22,368	(16)
Technology and telecommunications	2,273	1,940	17	4,664	4,547	3
Reimbursable expenses	2,523	1,663	52	3,902	3,628	8
Depreciation and amortization	240	276	(13)	488	552	(12)

Cost of revenue	$22,413	$22,204	1	$42,153	$47,975	(12)

Cost of revenue for the six months ended June 30, 2022 of $42.2 million decreased by 12% compared to the six months ended June 30, 2021 ($22.4 million for the second quarter of 2022, a 1% increase compared to the second quarter of 2021). The decrease in cost of revenue for the six months ended June 30, 2022 was primarily driven by lower outside fees and services from lower Field Services revenue in the Solutions business, as discussed above, and lower compensation and benefits primarily due to cash cost savings measures taken in 2021. These decreases were partially offset by an increase in reimbursable expenses from a higher volume of asset resolution activities. The increase in cost of revenue for the three months ended June 30, 2022 was primarily driven by an increase in reimbursable expenses from a higher volume of asset resolution activities. This increase was largely offset by lower compensation and benefits primarily due to cash costs savings measures taken in 2021 and lower outside fees and services in the Field Services business in the Solutions business.
Gross profit increased to $18.3 million, representing 32% of service revenue, for the six months ended June 30, 2022 compared to $14.8 million, representing 25% of service revenue, for the six months ended June 30, 2021 (increased to $9.5 million, representing 32% of service revenue, for the second quarter of 2022, compared to $7.9 million, representing 28% of service revenue, for the second quarter of 2021). Gross profit as a percentage of service revenue for the three and six months ended June 30, 2022 increased primarily due to revenue mix, with higher revenue from the higher margin Marketplace business and lower revenue from the lower margin property preservation business, and our COVID-19 cash cost savings measures. Our margins can vary substantially depending upon the service revenue mix.
Selling, General and Administrative Expenses
SG&A expenses consisted of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2022	2021	% Increase (decrease)	2022	2021	% Increase (decrease)

Compensation and benefits	$744	$18	N/M	$1,397	$41	N/M
Occupancy related costs	217	202	7	528	369	43
Amortization of intangible assets	744	2,365	(69)	1,488	4,417	(66)
Professional services	923	425	117	1,482	1,506	(2)
Marketing costs	455	160	184	812	358	127
Depreciation and amortization	3	2	50	6	6	—
Other	151	394	(62)	583	723	(19)

Selling, general and administrative expenses	$3,237	$3,566	(9)	$6,296	$7,420	(15)
_____________________________________
N/M — not meaningful.
SG&A for the six months ended June 30, 2022 of $6.3 million decreased by 15% compared to the six months ended June 30, 2021 ($3.2 million for the second quarter of 2022, a 9% decrease compared to the second quarter of 2021). The decrease in SG&A for the three and six months ended June 30, 2022 was primarily due to lower amortization of intangible assets driven by the completion of the amortization period of certain intangible assets during 2021. These decreases were partially offset by higher compensation and benefits for the three and six months ended June 30, 2022 from the assignment of sales and marketing employees to the business segments beginning in January 1, 2022.
Income from Operations
Income from operations increased to $12.0 million, representing 21% of service revenue, for the six months ended June 30, 2022 compared to $7.4 million, representing 13% of service revenue, for the six months ended June 30, 2021 (increased to $6.3 million, representing 21% of service revenue, for the second quarter of 2022, compared to $4.4 million, representing 15% of service revenue for the second quarter of 2021). The increase in operating income as a percentage of service revenue for the three and six months ended June 30, 2022 was primarily the result of higher gross profit margins, as discussed above.

Origination
Revenue
Revenue by business unit was as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2022	2021	% Increase (decrease)	2022	2021	% Increase (decrease)

Service revenue:
Lenders One	$5,067	$5,952	(15)	$10,741	$12,794	(16)
Solutions	2,967	8,375	(65)	7,713	18,199	(58)
Technology and SaaS Products	180	187	(4)	366	368	(1)
Total service revenue	8,214	14,514	(43)	18,820	31,361	(40)

Reimbursable expenses:
Solutions	86	273	(68)	299	321	(7)
Total reimbursable expenses	86	273	(68)	299	321	(7)

Non-controlling interests	174	139	25	335	511	(34)

Total revenue	$8,474	$14,926	(43)	$19,454	$32,193	(40)
We recognized service revenue of $18.8 million for the six months ended June 30, 2022, a 40% decrease compared to the six months ended June 30, 2021 ($8.2 million for the second quarter of 2022, a 43% decrease compared to the second quarter of 2021). We also recognized reimbursable expense revenue of $0.3 million for the six months ended June 30, 2022, a 7% decrease compared to the six months ended June 30, 2021 ($0.1 million for the second quarter of 2022, a 68% decrease compared to the second quarter of 2021). The decrease in service revenue in the Origination segment for the three and six months ended June 30, 2022 was primarily driven by the overall market decline in mortgage originations. The decline in Lenders One revenue for the three and six months ended June 30, 2022 was lower than the overall market decline from Lenders One member adoption of our newer product launches. The decline in the Solutions business revenue for the three and six months ended June 30, 2022 was greater than the overall market decline as some customers transitioned services in-house to retain their employees in some of our Solutions businesses and a greater percentage of revenue in some of these businesses was derived from refinance transactions which declined faster than the market.
Cost of Revenue and Gross Profit
Cost of revenue consisted of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2022	2021	% Increase (decrease)	2022	2021	% Increase (decrease)

Compensation and benefits	$4,521	$5,864	(23)	$8,826	$12,662	(30)
Outside fees and services	4,141	6,233	(34)	8,420	13,214	(36)
Technology and telecommunications	487	497	(2)	988	938	5
Reimbursable expenses	86	273	(68)	299	321	(7)
Depreciation and amortization	10	14	(29)	19	32	(41)

Cost of revenue	$9,245	$12,881	(28)	$18,552	$27,167	(32)
Cost of revenue for the six months ended June 30, 2022 of $18.6 million decreased by 32% compared to the six months ended June 30, 2021 ($9.2 million for the second quarter of 2022, a 28% decrease compared to the second quarter of 2021). The decrease in cost of revenue for the three and six months ended June 30, 2022 was primarily driven by lower compensation and benefits and outside fees and services, consistent with the decrease in service revenue discussed above. In addition, the decrease in reimbursable expenses for the three and six months ended June 30, 2022 was consistent with the changes in reimbursable expense revenue discussed in the revenue section above.

Gross profit decreased to $0.9 million, representing 5% of service revenue, for the six months ended June 30, 2022 compared to $5.0 million, representing 16% of service revenue, for the six months ended June 30, 2021 (decreased to $(0.8) million, representing (9)% of service revenue, for the second quarter of 2022, compared to $2.0 million, representing 14% of service revenue for the second quarter of 2021). Gross profit as a percentage of service revenue decreased primarily as costs did not decline at the same rate that revenue declined.
Selling, General and Administrative Expenses
SG&A expenses consisted of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2022	2021	% Increase (decrease)	2022	2021	% Increase (decrease)

Compensation and benefits	$544	$121	350	$947	$380	149
Occupancy related costs	167	71	135	350	146	140
Amortization of intangible assets	540	546	(1)	1,080	1,093	(1)
Professional services	254	321	(21)	476	499	(5)
Marketing costs	320	261	23	850	363	134
Other	395	252	57	637	401	59

Selling, general and administrative expenses	$2,220	$1,572	41	$4,340	$2,882	51
SG&A for the six months ended June 30, 2022 of $4.3 million increased by 51% compared to the six months ended June 30, 2021 ($2.2 million for the second quarter of 2022, increased by 41% compared to the second quarter of 2021). The increase in SG&A for the three and six months ended June 30, 2022 was primarily due to higher compensation and benefits from the assignment of sales and marketing employees to the business segments beginning in January 1, 2022. In addition, the increase in marketing costs and other for the six months ended June 30, 2022 was from Lenders One convention activities that were cancelled in first quarter of 2021 due to the pandemic.
(Loss) Income from Operations
(Loss) income from operations decreased to $(3.4) million, representing (18)% of service revenue, for the six months ended June 30, 2022 compared to $2.1 million, representing 7% of service revenue, for the six months ended June 30, 2021 (decreased to $(3.0) million, representing (36)% of service revenue, for the second quarter of 2022, compared to $0.5 million, representing 3% of service revenue for the second quarter of 2021). The decrease in operating (loss) income as a percentage of service revenue for the three and six months ended June 30, 2022 was primarily the result of lower gross profit margins and higher SG&A costs, as discussed above.
Corporate and Others
Revenue
Revenue by business unit was as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2022	2021	% Increase (decrease)	2022	2021	% Increase (decrease)

Service revenue:
Pointillist	$—	$965	(100)	$—	$1,522	(100)
Total service revenue	—	965	(100)	—	1,522	(100)

Total revenue	$—	$965	(100)	$—	$1,522	(100)
We recognized service revenue of $1.0 million and $1.5 million for the three and six months ended June 30, 2021, respectively (no comparative amount for the three and six months ended June 30, 2022). The decrease in service revenue for the three and six months ended June 30, 2022 was driven by the December 1, 2021, Pointillist sale.

Cost of Revenue
Cost of revenue consisted of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2022	2021	% Increase (decrease)	2022	2021	% Increase (decrease)

Compensation and benefits	$2,137	$4,886	(56)	$4,255	$10,942	(61)
Technology and telecommunications	2,196	3,557	(38)	4,536	7,096	(36)
Depreciation and amortization	364	509	(28)	728	1,015	(28)

Cost of revenue	$4,697	$8,952	(48)	$9,519	$19,053	(50)
Cost of revenue for the six months ended June 30, 2022 of $9.5 million decreased by 50% compared to the six months ended June 30, 2021 ($4.7 million for the second quarter of 2022, a 48% decrease compared to the second quarter of 2021). The decrease in cost of revenue for the three and six months ended June 30, 2022 was primarily driven by lower compensation and benefits due to cash cost savings measures taken in 2021, the December 1, 2021 Pointillist sale and the assignment of sales and marketing employees to the business segments beginning in January 1, 2022. In addition, technology and telecommunications decreased due to lower service contract costs as a result of the December 1, 2021, Pointillist sale and cost savings initiatives.
Selling, General and Administrative Expenses
SG&A in Corporate and Others include costs related to the corporate functions including executive, finance, technology, law, compliance, human resources, vendor management, facilities, risk management and eliminations between reportable segments.
SG&A expenses consisted of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2022	2021	% Increase (decrease)	2022	2021	% Increase (decrease)

Compensation and benefits	$5,008	$6,157	(19)	$9,361	$13,727	(32)
Occupancy related costs	1,033	2,017	(49)	2,163	4,955	(56)
Professional services	1,922	1,614	19	3,890	3,573	9
Marketing costs	10	278	(96)	10	452	(98)
Depreciation and amortization	271	350	(23)	605	730	(17)
Other	824	1,002	(18)	1,834	1,703	8

Selling, general and administrative expenses	$9,068	$11,418	(21)	$17,863	$25,140	(29)
SG&A for the six months ended June 30, 2022 of $17.9 million decreased by 29% compared to the six months ended June 30, 2021 ($9.1 million for the second quarter of 2022, a 21% decrease compared to the second quarter of 2021). Compensation and benefits for the three and six months ended June 30, 2022 decreased primarily due to cash cost savings measures taken in 2021, and from the assignment of sales and marketing employees to the business segments beginning in January 1, 2022. In addition, the decrease in occupancy related costs for the three and six months ended June 30, 2022 primarily resulted from facility consolidation initiatives.
Other Income (Expense), net
Other income (expense), net principally includes interest expense and other non-operating gains and losses.
Other income (expense), net was $(6.2) million for the six months ended June 30, 2022 compared to $(6.0) million for the six months ended June 30, 2021 ($(3.3) million for the second quarter of 2022 and $(3.5) million for the second quarter of 2021). The change for the six months ended June 30, 2022 was primarily driven by an increase of $0.2 million in interest expense driven by higher amortization of debt issuance costs and interest expense of our Credit Facility. The change for the three months ended June 30, 2022 was driven by lower interest expense on our Credit Facility ($0 outstanding in 2022).

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary source of liquidity has historically been cash flow from operations, cash proceeds from sales of businesses and cash on hand. However, due to the COVID-19 pandemic revenue has declined significantly. The lower revenue, partially offset by cost savings initiatives, resulted in negative operating cash flow from operations for six months ended June 30, 2022. To increase our liquidity we entered into a $20 million revolving credit facility during the second quarter of 2021 ($15 million available as of June 22, 2022). In addition, Altisource’s December 1, 2021 sale of its equity interest in Pointillist increased our liquidity. The Pointillist sale generated approximately $106.0 million in cash, with $102.2 million received at closing, approximately $0.3 million deposited into the Working Capital Escrow and received in May 2022, and approximately $3.5 million deposited into the Indemnification Escrow. Finally, we believe the anticipated 2022 revenue growth and revenue mix along with our reduced cost structure should help reduce negative operating cash flow. We seek to deploy cash generated in a disciplined manner. Principally, we intend to use cash to develop and grow complementary services and businesses that we believe will generate attractive margins in line with our core capabilities and strategy and fund negative operating cash flow. We also use cash for repayments of our long-term debt and capital investments. In addition, from time to time we consider and evaluate business acquisitions, dispositions, closures or other similar actions that are aligned with our strategy.
Credit Agreement
On April 3, 2018, Altisource Portfolio Solutions S.A. and its wholly-owned subsidiary, Altisource S.à r.l. entered into a credit agreement (the “Credit Agreement”) pursuant to which Altisource borrowed $412.0 million in the form of Term B Loans and obtained a $15.0 million revolving credit facility. The Term B Loans mature in April 2024. We terminated the revolving credit facility on December 1, 2021. As of June 30, 2022, the principal balance of the Term B Loans was $247.2 million.
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
The interest rate on the Term B Loans as of June 30, 2022 was 5.01%, representing the sum of (i) the greater of (x) the Adjusted Eurodollar Rate for a three month interest period and (y) 1.00% plus (ii) 4.00%.
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
Credit Facility
On June 22, 2021 Altisource S.à r.l, a subsidiary of Altisource Portfolio Solutions S.A., entered into a revolving credit facility with a related party, STS Master Fund, Ltd. (“STS”) (the “Credit Facility”). STS is an investment fund managed by Deer Park Road Management Company, LP. Deer Park Road Management Company, LP owns approximately 24% of Altisource’s common stock as of June 30, 2022. Deer Park’s Chief Investment Officer and managing partner was a member of Altisource’s Board of Directors until his resignation on March 1, 2022. The replacement director appointed by the Board of Directors is a current employee of Deer Park. Under the terms of the Credit Facility, STS will make loans to Altisource from time to time, in amounts requested by Altisource and Altisource may voluntarily prepay all or any portion of the outstanding loans at any time. The Credit Facility provides Altisource the ability to borrow a maximum amount of $20.0 million through June 22, 2022, $15.0 million through June 22, 2023, and $10.0 million until the end of the term. Amounts that are repaid may be re-borrowed in accordance with the limitations set forth below.
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
As of June 30, 2022, there was no outstanding debt under the Credit Facility.
Cash Flows
The following table presents our cash flows for the six months ended June 30:

(in thousands)	2022	2021	% Increase (decrease)

Net cash used in operating activities	(25,784)	(22,775)	(13)
Net cash (used in) provided by investing activities	(288)	2,307	(112)
Net cash used in financing activities	(1,773)	(1,478)	(20)
Net decrease in cash, cash equivalents and restricted cash	(27,845)	(21,946)	27
Cash, cash equivalents and restricted cash at the beginning of the period	102,149	62,096	65

Cash, cash equivalents and restricted cash at the end of the period	$74,304	$40,150	85

Cash Flows from Operating Activities
Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net loss. For the six months ended June 30, 2022, net cash used in operating activities was $(25.8) million compared to net cash used in operating activities of $(22.8) million for the six months ended June 30, 2021. During the six months ended June 30, 2022, the increase in cash used in operating activities was driven by a $13.2 million decrease in net loss that was more than offset by a $2.9 million decrease in non-cash depreciation, amortization of intangibles and stock based compensation expenses, and a $13.5 million increase in cash used for working capital. The decrease in net loss was primarily due to higher gross profit during the six months ended June 30, 2022 from revenue mix with higher revenue from the higher margin businesses in Servicer and Real Estate, our cash cost savings measures, the sale of Pointillist and lower SG&A expenses, partially offset by lower gross profit in the Origination business from lower revenue. The increase in cash used for changes in working capital was primarily driven by higher cash payments for annual incentive compensation bonuses in the first quarter of 2022 by $3.7 million and by an increase in accounts receivable of $0.8 million for the six months ended June 30, 2022 compared to a decrease in accounts receivable of $4.0 million during the six months ended June 30, 2021, largely driven by the timing of collections. Operating cash flows can be negatively impacted because of the nature of some of our services and the mix of services provided. Certain services are performed immediately following or shortly after the referral, but the collection of the receivable does not occur until a specific event occurs (e.g., the foreclosure is complete, the REO asset is sold, etc.). Furthermore, lower margin services generate lower income and cash flows from operations. Consequently, our cash flows from operations may be negatively impacted when comparing one period to another.
Cash Flows from Investing Activities
Cash flows from investing activities for the six months ended June 30, 2022 and 2021 consisted of additions to premises and equipment and proceeds from the sale of a business. Net cash (used in) provided by investing activities was $(0.3) million and $2.3 million for the six months ended June 30, 2022 and 2021, respectively. The change in cash provided by investing activities was driven by $3.0 million in proceeds received in the quarter ended March 31, 2021 in connection with the second installment from the August 2018 sale of the rental property management business to Front Yard Residential Corporation (“RESI”). In addition, we used $(0.6) million for the six months ended June 30, 2022 compared to $(0.7) million in 2021, for additions to premises and equipment primarily related to investments in the development of certain software applications and facility improvements.
Cash Flows from Financing Activities
Cash flows from financing activities for the six months ended June 30, 2022 and 2021 primarily included payments of tax withholdings on issuance of restricted share units and restricted shares and distributions to non-controlling interests. Net cash used in financing activities were $(1.8) million and $(1.5) million for the six months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022 and 2021, we made payments of $(1.0) million and $(0.9) million, respectively, to satisfy employee tax withholding obligations on the issuance of restricted share units and restricted shares. These payments were made to tax authorities, at the employees’ direction, to satisfy the employees’ tax obligations rather than issuing a portion of vested restricted share units and restricted shares to employees. In addition, during the six months ended June 30, 2022 and 2021, we distributed $(0.8) million and $(1.8) million, respectively, to non-controlling interests. During the six months ended June 30, 2021, we also received proceeds from the Pointillist convertible notes payable to related parties of $1.2 million (no comparable amount for the six months ended June 30, 2022).
Short-term Liquidity Requirements after June 30, 2022
Our significant future short-term liquidity obligations primarily pertain to interest expense under the Credit Agreement (see Liquidity section above), lease payments and distributions to Lenders One members. During the next 12 months, we expect to pay $12.4 million of interest expense (assuming no further principal repayments and the June 30, 2022 interest rate) under the Credit Agreement and make lease payments of $2.2 million.
We believe that our existing cash and cash equivalents balances and available borrowings under the Credit Facility, net of our anticipated cash flows used in operations, will be sufficient to meet our liquidity needs, including required interest and lease payments, for the next 12 months.
Long-term Liquidity Requirements after June 30, 2022
Our significant future long-term liquidity obligations primarily pertain to long-term debt repayments, interest expense under the Credit Agreement (see Liquidity section above) and operating lease payments on certain of our premises and equipment. The outstanding balance of our Credit Agreement of $247.2 million is due on April 1, 2024. During 2023 and 2024, we expect to make total interest expense payments of $15.5 million under the Credit Agreement (estimated future interest payments based on the interest rate as of June 30, 2022 and the April 1, 2024 maturity date). Based on the April 1, 2024 maturity date, no interest expense has been included beyond April 1, 2024. During 2023 and 2024, we expect to make total lease payments of $3.9 million. During 2025 and 2026 we expect to make total lease payments of $1.9 million. For further information, see Note 11 and Note 21 to the condensed consolidated financial statements.
We expect to fund long-term liquidity requirements with a combination of existing cash balances, cash anticipated to be generated by operating activities and anticipated proceeds from a refinancing of our Credit Agreement.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of escrow arrangements.
We hold customers’ assets in escrow accounts at various financial institutions pending completion of certain real estate activities. These amounts are held in escrow accounts for limited periods of time and are not included in the condensed consolidated balance sheets. Amounts held in escrow accounts were $21.9 million and $27.5 million as of June 30, 2022 and December 31, 2021, respectively.
Contractual Obligations, Commitments and Contingencies
For the six months ended June 30, 2022, there were no significant changes to our contractual obligations from those identified in our Form 10-K for the fiscal year ended December 31, 2021 and this Form 10-Q, other than those that occur in the normal course of business. See Note 21 to the condensed consolidated financial statements.
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
Our critical accounting policies are described in the MD&A section of our Form 10-K for the year ended December 31, 2021 filed with the SEC on March 3, 2022. There have been no material changes to our critical accounting policies during the six months ended June 30, 2022.
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
Interest Rate Risk
As of June 30, 2022, the interest rate charged on the Term B Loan was 5.01%. The interest rate is calculated based on the Adjusted Eurodollar Rate for a three month interest period (as defined in the senior secured term loan agreement) with a minimum floor of 1.00% plus 4.00%.
Based on the principal amount outstanding and the Adjusted Eurodollar Rate as of June 30, 2022, a one percentage point increase in the Eurodollar rate above the minimum floor would increase our annual interest expense by approximately $2.5 million. There would be a $2.5 million decrease in our annual interest expense if there was a one percentage point decrease in the Eurodollar Rate.
Currency Exchange Risk
We are exposed to currency risk from potential changes in currency values of our non-United States dollar denominated expenses, assets, liabilities and cash flows. Our most significant currency exposure relates to the Indian rupee. Based on expenses incurred in Indian rupees for the second quarter of 2022, a one percentage point increase or decrease in value of the Indian rupee in relation to the United States dollar would increase or decrease our annual expenses by approximately $0.3 million.
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
As of June 30, 2022, an evaluation was conducted under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of June 30, 2022.
b)    Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases of shares of common stock during the three months ended June 30, 2022. On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock in the open market, subject to certain parameters, for a period of five years from the date of approval. As of June 30, 2022, the maximum number of shares that may be purchased under the repurchase program is 2.4 million shares of the Company’s common stock. In addition to the share repurchase program, during the three months ended June 30, 2022, 91,216 common shares were withheld from employees to satisfy tax withholding obligations that arose from the vesting of restricted shares.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1 *	Section 302 Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2 *	Section 302 Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1 *	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2022 is formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2022 and 2021; (iii) Condensed Consolidated Statements of Equity for the six months ended June 30, 2022 and 2021; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021; and (v) Notes to Condensed Consolidated Financial Statements.

104 *	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

______________________________________
*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
(Registrant)

Date:	July 28, 2022	By:	/s/ Michelle D. Esterman
Michelle D. Esterman
Chief Financial Officer
(On behalf of the Registrant and as its Principal Financial Officer and Principal Accounting Officer)