Form 10-Q
period 2022-09-30
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
filed 2022-11-03
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of October 28, 2022, there were 16,123,433 outstanding shares of the registrant’s common stock (excluding 9,289,315 shares held as treasury stock).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$63,812	$98,132
Accounts receivable, net	14,335	18,008
Prepaid expenses and other current assets	21,704	21,864
Total current assets	99,851	138,004

Premises and equipment, net	4,970	6,873
Right-of-use assets under operating leases	5,965	7,594
Goodwill	55,960	55,960
Intangible assets, net	33,010	36,859
Deferred tax assets, net	6,023	6,386
Other assets	5,503	6,132

Total assets	$211,282	$257,808

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$41,456	$46,535
Deferred revenue	4,050	4,342
Other current liabilities	3,095	3,870
Total current liabilities	48,601	54,747

Long-term debt	244,844	243,637
Deferred tax liabilities, net	8,849	9,028
Other non-current liabilities	17,508	19,266

Commitments, contingencies and regulatory matters (Note 21)

Equity (deficit):
Common stock ($1.00 par value; 100,000 shares authorized, 25,413 issued and 16,117 outstanding as of September 30, 2022; 15,911 outstanding as of December 31, 2021)	25,413	25,413
Additional paid-in capital	148,197	144,298
Retained earnings	131,124	186,592
Treasury stock, at cost (9,296 shares as of September 30, 2022 and 9,502 shares as of December 31, 2021)	(414,102)	(426,445)
Altisource deficit	(109,368)	(70,142)

Non-controlling interests	848	1,272
Total deficit	(108,520)	(68,870)

Total liabilities and deficit	$211,282	$257,808
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Revenue	$38,380	$43,243	$118,317	$139,749
Cost of revenue	34,387	40,667	104,611	134,862

Gross profit	3,993	2,576	13,706	4,887

Selling, general and administrative expenses	14,556	16,604	43,055	52,046

Loss from operations	(10,563)	(14,028)	(29,349)	(47,159)
Other income (expense), net:
Interest expense	(4,349)	(3,755)	(11,439)	(10,672)
Other income (expense), net	459	(115)	1,392	791
Total other income (expense), net	(3,890)	(3,870)	(10,047)	(9,881)

Loss before income taxes and non-controlling interests	(14,453)	(17,898)	(39,396)	(57,040)
Income tax benefit (provision)	197	(430)	(2,210)	(1,857)

Net loss	(14,256)	(18,328)	(41,606)	(58,897)
Net (income) loss attributable to non-controlling interests	(133)	59	(468)	151

Net loss attributable to Altisource	$(14,389)	$(18,269)	$(42,074)	$(58,746)

Loss per share:
Basic	$(0.89)	$(1.15)	$(2.62)	$(3.71)
Diluted	$(0.89)	$(1.15)	$(2.62)	$(3.71)

Weighted average shares outstanding:
Basic	16,087	15,831	16,051	15,816
Diluted	16,087	15,831	16,051	15,816

Comprehensive loss:

Comprehensive loss, net of tax	$(14,256)	$(18,328)	$(41,606)	$(58,897)
Comprehensive (income) loss attributable to non-controlling interests	(133)	59	(468)	151

Comprehensive loss attributable to Altisource	$(14,389)	$(18,269)	$(42,074)	$(58,746)
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Altisource Equity (Deficit)
	Common stock		Additional paid-in capital	Retained earnings	Treasury stock, at cost	Non-controlling interests	Total
	Shares

Balance, December 31, 2020	25,413	$25,413	$141,473	$190,383	$(441,034)	$1,209	$(82,556)

Net loss	—	—	—	(22,002)	—	87	(21,915)
Distributions to non-controlling interest holders	—	—	—	—	—	(1,395)	(1,395)
Share-based compensation expense	—	—	1,438	—	—	—	1,438
Issuance of restricted share units and restricted shares	—	—	—	(5,905)	5,905	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(3,586)	2,756	—	(830)

Balance, March 31, 2021	25,413	$25,413	$142,911	$158,890	$(432,373)	$(99)	$(105,258)

Net loss	—	—	—	(18,475)	—	(179)	(18,654)
Distributions to non-controlling interest holders	—	—	—	—	—	(356)	(356)
Share-based compensation expense	—	—	641	—	—	—	641
Issuance of restricted share units and restricted shares	—	—	—	(4,574)	4,574	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(571)	474	—	(97)

Balance, June 30, 2021	25,413	$25,413	$143,552	$135,270	$(427,325)	$(634)	$(123,724)

Net loss	—	—	—	(18,269)	—	(59)	(18,328)
Distributions to non-controlling interest holders	—	—	—	—	—	(53)	(53)
Share-based compensation expense	—	—	431	—	—	—	431
Issuance of restricted share units and restricted shares	—	—	—	(84)	84	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(36)	27	—	(9)

Balance, September 30, 2021	25,413	$25,413	$143,983	$116,881	$(427,214)	$(746)	$(141,683)

See accompanying notes to condensed consolidated financial statements.

	Altisource Equity (Deficit)
	Common stock		Additional paid-in capital	Retained earnings	Treasury stock, at cost	Non-controlling interests	Total
	Shares
Balance, December 31, 2021	25,413	$25,413	$144,298	$186,592	$(426,445)	$1,272	$(68,870)

Net loss	—	—	—	(12,190)	—	161	(12,029)
Distributions to non-controlling interest holders	—	—	—	—	—	(264)	(264)
Share-based compensation expense	—	—	1,290	—	—	—	1,290
Issuance of restricted share units and restricted shares	—	—	—	(6,560)	6,560	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(4,046)	3,032	—	(1,014)

Balance, March 31, 2022	25,413	$25,413	$145,588	$163,796	$(416,853)	$1,169	$(80,887)

Net loss	—	—	—	(15,495)	—	174	(15,321)
Distributions to non-controlling interest holders	—	—	—	—	—	(486)	(486)
Share-based compensation expense	—	—	1,289	—	—	—	1,289
Issuance of restricted share units and restricted shares	—	—	—	(2,384)	2,384	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(38)	29	—	(9)

Balance, June 30, 2022	25,413	$25,413	$146,877	$145,879	$(414,440)	$857	$(95,414)

Net loss	—	—	—	(14,389)	—	133	(14,256)
Distributions to non-controlling interest holders	—	—	—	—	—	(142)	(142)
Share-based compensation expense	—	—	1,320	—	—	—	1,320
Issuance of restricted share units and restricted shares	—	—	—	(260)	260	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(106)	78	—	(28)

Balance, September 30, 2022	25,413	$25,413	$148,197	$131,124	$(414,102)	$848	$(108,520)
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(41,606)	$(58,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,700	3,479
Amortization of right-of-use assets under operating leases	2,254	6,340
Amortization of intangible assets	3,849	8,183
Share-based compensation expense	3,899	2,510
Bad debt expense	578	1,268
Amortization of debt discount	495	499
Amortization of debt issuance costs	712	623
Deferred income taxes	(329)	8
Loss on disposal of fixed assets	1	117
Other non-cash items	—	137
Changes in operating assets and liabilities:
Accounts receivable	3,095	1,846
Prepaid expenses and other current assets	160	598
Other assets	363	1,439
Accounts payable and accrued expenses	(5,014)	(2,738)
Current and non-current operating lease liabilities	(2,444)	(6,958)
Other current and non-current liabilities	(1,006)	413
Net cash used in operating activities	(32,293)	(41,133)

Cash flows from investing activities:
Additions to premises and equipment	(863)	(1,125)
Proceeds from the sale of business	346	3,000
Net cash (used in) provided by investing activities	(517)	1,875

Cash flows from financing activities:
Proceeds from revolving credit facility	—	20,000
Debt issuance costs	—	(531)
Proceeds from convertible debt payable to related parties (Note 1)	—	1,200
Distributions to non-controlling interests	(892)	(1,804)
Payments of tax withholding on issuance of restricted share units and restricted shares	(1,051)	(936)
Net cash (used in) provided by financing activities	(1,943)	17,929

Net decrease in cash, cash equivalents and restricted cash	(34,753)	(21,329)
Cash, cash equivalents and restricted cash at the beginning of the period	102,149	62,096

Cash, cash equivalents and restricted cash at the end of the period	$67,396	$40,767

Supplemental cash flow information:
Interest paid	$10,167	$9,373
Income taxes paid, net	2,556	2,736
Acquisition of right-of-use assets with operating lease liabilities	797	6,976
Reduction of right-of-use assets from operating lease modifications or reassessments	(172)	(5,665)

Non-cash investing and financing activities:
Net decrease in payables for purchases of premises and equipment	$(65)	$(47)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets and the unaudited consolidated statements of cash flows:
	September 30, 2022	September 30, 2021

Cash and cash equivalents	$63,812	$36,492
Restricted cash	3,584	4,275
Total cash, cash equivalents and restricted cash reported in the statements of cash flows	$67,396	$40,767
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
Basis of Accounting and Presentation
The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the interim data includes all normal recurring adjustments considered necessary to fairly state the results for the interim periods presented. The preparation of interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our interim condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Intercompany transactions and accounts have been eliminated in consolidation.
Effective January 1, 2022, our reportable segments changed as a result of a change in the way our Chief Executive Officer (our chief operating decision maker) manages our businesses, allocates resources and evaluates performance, and the related changes in our internal organization. We now report our operations through two reportable segments: Servicer and Real Estate and Origination. In addition, we report Corporate and Others separately. Prior to the January 1, 2022 change in reportable segments, the Company operated with one reportable segment (total Company). Prior year comparable period segment disclosures have been restated to conform to the current year presentation. See Note 22 for a description of our business segments.
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
The management agreement between MPA and Lenders One, pursuant to which MPA is the management company, represents a variable interest in a variable interest entity. MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact the cooperative’s economic performance and the right to receive benefits from the cooperative. As a result, Lenders One is presented in the accompanying condensed consolidated financial statements on a consolidated basis and the interests of the members are reflected as non-controlling interests. As of September 30, 2022, Lenders One had total assets of $1.1 million and total liabilities of $0.8 million. As of December 31, 2021, Lenders One had total assets of $2.2 million and total liabilities of $1.4 million.
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
During the three and nine months ended September 30, 2022, Ocwen was our largest customer, accounting for 40% of our total revenue for the nine months ended September 30, 2022 (45% of our revenue for the third quarter of 2022). Ocwen purchases certain mortgage services from us under the terms of services agreements and amendments thereto (collectively, the “Ocwen Services Agreements”) with terms extending through August 2030. Certain of the Ocwen Services Agreements contain a “most favored nation” provision and also grant the parties the right to renegotiate pricing, among other things.
Revenue from Ocwen primarily consists of revenue earned from the loan portfolios serviced and subserviced by Ocwen when Ocwen engages us as the service provider, and revenue earned directly from Ocwen, pursuant to the Ocwen Services Agreements. For the nine months ended September 30, 2022 and 2021, we recognized revenue from Ocwen of $47.2 million and $44.7 million, respectively ($17.2 million and $13.6 million for the third quarter of 2022 and 2021, respectively). Revenue from Ocwen as a percentage of segment and consolidated revenue was as follows:

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Servicer and Real Estate	56%	51%	52%	50%
Origination	—%	—%	—%	—%
Corporate and Others	—%	—%	—%	1%
Consolidated revenue	45%	31%	40%	32%
We earn additional revenue related to the portfolios serviced and subserviced by Ocwen when a party other than Ocwen or the MSR owner selects Altisource as the service provider. For the nine months ended September 30, 2022 and 2021, we recognized revenue of $7.3 million and $7.4 million, respectively ($2.2 million and $1.9 million for the third quarter of 2022 and 2021, respectively), of such revenue. These amounts are not included in deriving revenue from Ocwen and revenue from Ocwen as a percentage of revenue discussed above.
As of September 30, 2022, accounts receivable from Ocwen totaled $4.9 million, $4.3 million of which was billed and $0.6 million of which was unbilled. As of December 31, 2021, accounts receivable from Ocwen totaled $3.0 million, $2.8 million of which was billed and $0.2 million of which was unbilled.
RITM
Rithm Capital Corp. (individually, together with one or more of its subsidiaries or one or more of its subsidiaries individually, “RITM”) (formerly New Residential Investment Corp., or “NRZ”) is a real estate investment trust that invests in and manages investments primarily related to residential real estate, including MSRs and excess MSRs.
Ocwen has disclosed that RITM is its largest client. As of June 30, 2022, approximately 18% of loans serviced and subserviced by Ocwen (measured in unpaid principal balance (“UPB”)) were related to RITM MSRs or rights to MSRs (the “Subject MSRs”).
RITM purchases brokerage services for real estate owned (“REO”) exclusively from us, irrespective of the subservicer, subject to certain limitations, for certain MSRs set forth in and pursuant to the terms of a Cooperative Brokerage Agreement, as amended, and related letter agreement (collectively, the “Brokerage Agreement”) with terms extending through August 2025.
For the nine months ended September 30, 2022 and 2021, we recognized revenue from RITM of $2.6 million and $2.4 million, respectively ($0.8 million and $0.7 million for the third quarter of 2022 and 2021, respectively), under the Brokerage Agreement. For the nine months ended September 30, 2022 and 2021, we recognized additional revenue of $10.4 million and $10.9 million, respectively ($3.0 million and $3.4 million for the third quarter of 2022 and 2021, respectively), relating to the Subject MSRs when a party other than RITM selects Altisource as the service provider.
NOTE 3 — SALE OF BUSINESSES
Pointillist Business
On October 6, 2021, Altisource and other shareholders of Pointillist entered into a definitive Stock Purchase Agreement (as amended, the “SPA”) to sell all of the equity interests in Pointillist to Genesys Cloud Services, Inc. (“Genesys”) for $150.0 million (the “Purchase Price”) (the “Transaction”). The Purchase Price consisted of (1) an up-front payment of $144.5 million, subject to certain adjustments, (2) $0.5 million deposited into an escrow account to be used to satisfy potential deficits between estimated closing date working capital and actual closing date working capital (the “Working Capital Escrow”), with excess amounts remaining after satisfying such deficits (if any) being paid to the sellers, and (3) $5.0 million deposited into an escrow account to satisfy certain Genesys indemnification claims that may arise on or prior to the first anniversary of the sale closing and, at Genesys’ election, any working capital deficits that exceed the Working Capital Escrow (the “Indemnification Escrow”), with the balance to be paid to the sellers thereafter. The Transaction closed on December 1, 2021. On a fully diluted basis, Altisource owned approximately 69% of the equity of Pointillist. After working capital and other applicable adjustments, Altisource received approximately $106.0 million from the sale of its Pointillist equity and the collection of outstanding receivables, with $102.2 million received at closing, approximately $0.3 million deposited into the Working Capital Escrow and approximately $3.5 million deposited into the Indemnification Escrow. The Working Capital Escrow was received in May 2022. The present value of the amounts in escrow is included in other current assets in the accompanying condensed consolidated balance sheets at a discounted value of $3.4 million and $3.6 million as of September 30, 2022 and December 31, 2021, respectively.

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
NOTE 4 — ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consists of the following:

(in thousands)	September 30, 2022	December 31, 2021

Billed	$13,384	$17,907
Unbilled	5,432	5,398
	18,816	23,305
Less: Allowance for credit losses	(4,481)	(5,297)

Total	$14,335	$18,008
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
Changes in the allowance for expected credit losses consist of the following:

		Additions
(in thousands)	Balance at Beginning of Period	Charged to Expenses	Deductions Note (1)	Balance at End of Period

Allowance for expected credit losses:

Nine months ended September 30, 2022	$5,297	$578	$1,394	$4,481
Twelve months ended December 31, 2021	5,581	1,354	1,638	5,297
______________________________________
(1)    Amounts written off as uncollectible or transferred to other accounts or utilized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
NOTE 5 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

(in thousands)	September 30, 2022	December 31, 2021

Income taxes receivable	$6,214	$8,403
Maintenance agreements, current portion	1,794	1,717
Prepaid expenses	3,614	2,865
Surety bond collateral	4,000	2,000
Other current assets	6,082	6,879

Total	$21,704	$21,864
NOTE 6 — PREMISES AND EQUIPMENT, NET
Premises and equipment, net consists of the following:

(in thousands)	September 30, 2022	December 31, 2021

Computer hardware and software	$49,339	$50,452
Leasehold improvements	5,848	5,927
Furniture and fixtures	3,840	4,441
Office equipment and other	440	811
	59,467	61,631
Less: Accumulated depreciation and amortization	(54,497)	(54,758)

Total	$4,970	$6,873
Depreciation and amortization expense amounted to $2.7 million and $3.5 million for the nine months ended September 30, 2022 and 2021, respectively ($0.9 million and $1.1 million for the third quarter of 2022 and 2021, respectively), and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive loss.
NOTE 7 — RIGHT-OF-USE ASSETS UNDER OPERATING LEASES, NET
Right-of-use assets under operating leases, net consists of the following:

(in thousands)	September 30, 2022	December 31, 2021

Right-of-use assets under operating leases	$12,529	$19,595
Less: Accumulated amortization	(6,564)	(12,001)

Total	$5,965	$7,594
Amortization of operating leases was $2.3 million and $6.3 million for the nine months ended September 30, 2022 and 2021, respectively ($0.5 million and $1.8 million for the third quarter of 2022 and 2021, respectively), and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive loss.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
NOTE 8 — GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following is a summary of goodwill by segment:

(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Total

Balance as of September 30, 2022 and December 31, 2021	$30,681	$25,279	$—	$55,960
We determined that each reportable segment represents a reporting unit. Goodwill was allocated to each reporting unit based on the relative fair value of each of our reporting units.
Intangible Assets, net
Intangible assets, net consist of the following:

	Weighted average estimated useful life (in years)	Gross carrying amount		Accumulated amortization		Net book value
(in thousands)		September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021

Definite lived intangible assets:
Customer related intangible assets	9	$214,307	$214,307	$(196,844)	$(194,594)	$17,463	$19,713
Operating agreement	20	35,000	35,000	(22,166)	(20,854)	12,834	14,146
Trademarks and trade names	16	9,709	9,709	(6,996)	(6,709)	2,713	3,000

Total		$259,016	$259,016	$(226,006)	$(222,157)	$33,010	$36,859
Amortization expense for definite lived intangible assets was $3.8 million and $8.2 million for the nine months ended September 30, 2022 and 2021, respectively ($1.3 million and $2.7 million for the third quarter of 2022 and 2021, respectively). Forecasted annual definite lived intangible asset amortization expense for 2022 through 2026 is $5.1 million, $5.1 million, $5.1 million, $5.1 million and $4.9 million, respectively.
NOTE 9 — OTHER ASSETS
Other assets consist of the following:

(in thousands)	September 30, 2022	December 31, 2021

Restricted cash	$3,584	$4,017
Security deposits	825	1,043
Other	1,094	1,072

Total	$5,503	$6,132

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
NOTE 10 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable and accrued expenses consist of the following:

(in thousands)	September 30, 2022	December 31, 2021

Accounts payable	$13,937	$15,978
Accrued expenses - general	14,920	13,653
Accrued salaries and benefits	10,711	12,254
Income taxes payable	1,888	4,650

Total	$41,456	$46,535
Other current liabilities consist of the following:

(in thousands)	September 30, 2022	December 31, 2021

Operating lease liabilities	$2,303	$2,893
Other	792	977

Total	$3,095	$3,870
NOTE 11 — LONG-TERM DEBT
Long-term debt consists of the following:

(in thousands)	September 30, 2022	December 31, 2021

Senior secured term loans	$247,204	$247,204
Less: Debt issuance costs, net	(1,053)	(1,632)
Less: Unamortized discount, net	(999)	(1,494)
Total Senior secured term loans	245,152	244,078

Credit Facility	—	—
Less: Debt issuance costs, net	(308)	(441)
Net Credit Facility	(308)	(441)

Total Long-term debt	$244,844	$243,637
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
The Term B Loans bear interest at rates based upon, at our option, the Adjusted Eurodollar Rate or the Base Rate. Adjusted Eurodollar Rate term loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Adjusted Eurodollar Rate for a three month interest period and (y) 1.00% plus (ii) 4.00%. Base Rate term loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Base Rate and (y) 2.00% plus (ii) 3.00%. The interest rate as of September 30, 2022 was 6.25%.
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
As of September 30, 2022, debt issuance costs were $1.1 million, net of $3.5 million of accumulated amortization. As of December 31, 2021, debt issuance costs were $1.6 million, net of $2.9 million of accumulated amortization.
Credit Facility
On June 22, 2021 Altisource S.à r.l, a subsidiary of Altisource Portfolio Solutions S.A., entered into a revolving credit facility with a related party, STS Master Fund, Ltd. (“STS”) (the “Credit Facility”). STS is an investment fund managed by Deer Park Road Management Company, LP. Deer Park Road Management Company, LP owns approximately 24% of Altisource’s common stock as of September 30, 2022. Deer Park’s Chief Investment Officer and managing partner was a member of Altisource’s Board of Directors until his resignation on March 1, 2022. The replacement director appointed by the Board of Directors is a current employee of Deer Park. Under the terms of the Credit Facility, STS will make loans to Altisource from time to time, in amounts requested by Altisource and Altisource may voluntarily prepay all or any portion of the outstanding loans at any time. The Credit Facility provides Altisource the ability to borrow a maximum amount of $20.0 million through June 22, 2022, $15.0 million through June 22, 2023, and $10.0 million until the end of the term. Amounts that are repaid may be re-borrowed in accordance with the limitations set forth below.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
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
Borrowings under the Credit Facility bear interest at 9.00% per annum and are payable quarterly on the last business day of each March, June, September and December. In connection with the Credit Facility, Altisource is required to pay customary fees, including an upfront fee equal to $0.5 million at the initial extension of credit pursuant to the facility, an unused line fee of 0.5% and, an early termination fee in the event of a refinancing transaction.
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
As of September 30, 2022 and December 31, 2021, there was no outstanding debt under the Credit Facility. As of September 30, 2022 and December 31, 2021, debt issuance costs were $0.3 million, net of $0.2 million of accumulated amortization, and $0.4 million, net of $0.1 million of accumulated amortization, respectively.
NOTE 12 — OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following:

(in thousands)	September 30, 2022	December 31, 2021

Operating lease liabilities	$3,800	$5,029
Income tax liabilities	13,588	14,156
Deferred revenue	36	—
Other non-current liabilities	84	81

Total	$17,508	$19,266

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
NOTE 13 — FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The following table presents the carrying amount and estimated fair value of financial instruments and certain liabilities measured at fair value as of September 30, 2022 and December 31, 2021. The following fair values are estimated using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	September 30, 2022				December 31, 2021
(in thousands)	Carrying amount	Fair value			Carrying amount	Fair value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$63,812	$63,812	$—	$—	$98,132	$98,132	$—	$—
Restricted cash	3,584	3,584	—	—	4,017	4,017	—	—
Short-term receivable	3,433	—	—	3,433	3,643	—	—	3,643

Liabilities:
Senior secured term loan	247,204	—	200,235	—	247,204	—	224,956	—
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
In connection with the sale of Pointillist on December 1, 2021, Altisource is scheduled to receive, assuming no indemnification claims, $3.5 million on the first anniversary of the sale closing and received $0.3 million from the Working Capital Escrow in May 2022 (See Note 3 for additional information). We measure short-term receivables without a stated interest rate based on the present value of the future payments.
There were no transfers between different levels during the periods presented.
Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk primarily consist of cash and cash equivalents and accounts receivable. Our policy is to deposit our cash and cash equivalents with larger, highly rated financial institutions. The Company derived 45% and 40% of its revenue from Ocwen for the three and nine months ended September 30, 2022, respectively (see Note 2 for additional information on Ocwen revenues and accounts receivable balance). The Company strives to mitigate its concentrations of credit risk with respect to accounts receivable by actively monitoring past due accounts and the economic status of larger customers, if known.
NOTE 14 — SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Share Repurchase Program
On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. As of September 30, 2022, approximately 2.4 million shares of common stock remain available for repurchase under the program. There were no purchases of shares of common stock during the nine months ended September 30, 2022 and 2021. Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of September 30, 2022, we can repurchase up to approximately $71 million of our common stock under Luxembourg law. Our Credit Agreement also limits the amount we can spend on share repurchases, which limit was approximately $421 million as of September 30, 2022, and may prevent repurchases in certain circumstances, including if our leverage ratio exceeds 3.50 to 1.00.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Share-Based Compensation
We issue share-based awards in the form of stock options, restricted shares and restricted share units for certain employees, officers and directors. We recognized share-based compensation expense of $3.9 million and $2.5 million for the nine months ended September 30, 2022 and 2021, respectively ($1.3 million and $0.4 million for the third quarter of 2022 and 2021, respectively). As of September 30, 2022, estimated unrecognized compensation costs related to share-based awards amounted to $4.0 million, which we expect to recognize over a weighted average remaining requisite service period of approximately 1.43 years.
Stock Options
Stock option grants are composed of a combination of service-based, market-based and performance-based options.
Service-Based Options. These options generally vest over three or four years with equal annual vesting and generally expire on the earlier of ten years after the date of grant or following termination of service. A total of 185 thousand service-based options were outstanding as of September 30, 2022.
Market-Based Options. These option grants generally have two components, each of which vests only upon the achievement of certain criteria. The first component, which we refer to as “ordinary performance” grants, generally consists of two-thirds of the market-based grant and begins to vest if the stock price is at least double the exercise price, as long as the stock price realizes a compounded annual gain of at least 20% over the exercise price. The remaining third of the market-based options, which we refer to as “extraordinary performance” grants, generally begins to vest if the stock price is at least triple the exercise price, as long as the stock price realizes a compounded annual gain of at least 25% over the exercise price. Market-based options vest in three or four year installments with the first installment vesting upon the achievement of the criteria and the remaining installments vesting thereafter in equal annual installments. Market-based options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service or in the final three years of the option term, in which case vesting will generally continue in accordance with the provisions of the award agreement. A total of 96 thousand market-based options were outstanding as of September 30, 2022.
Performance-Based Options. These option grants generally will vest if certain specific financial measures are achieved; typically with one-fourth vesting on each anniversary of the grant date. The award of performance-based options is adjusted based on the level of achievement specified in the award agreements. If the performance criteria achieved is above threshold performance levels, participants generally have the opportunity to vest in 50% to 200% of the option grants, depending upon performance achieved. If the performance criteria achieved is below a certain threshold, the options are canceled. The options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service in which case vesting will generally continue in accordance with the provisions of the award agreement. There were 450 thousand performance-based options outstanding as of September 30, 2022.
The Company granted 105 thousand stock options (at a weighted average exercise price of $11.86 per share) for the nine months ended September 30, 2022 (no comparative amount for the nine months ended September 30, 2021).
The fair values of the performance-based options are determined using the Black-Scholes option pricing model. The following assumptions were used to determine the fair values as of the grant date:

Nine months ended September 30, 2022
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
The following table summarizes the grant date fair value of stock options that vested during the periods presented:

	Nine months ended September 30,
(in thousands, except per share data)	2022	2021

Weighted average grant date fair value of stock options granted per share	$8.19	$—
Intrinsic value of options exercised	—	—
Grant date fair value of stock options that vested	1,031	1,203
The following table summarizes the activity related to our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding as of December 31, 2021	687,339	$27.99	4.57	$—
Granted	105,000	11.86
Forfeited	(61,800)	59.07

Outstanding as of September 30, 2022	730,539	27.34	4.98	131

Exercisable as of September 30, 2022	542,290	25.44	4.42	—
Other Share-Based Awards
The Company’s other share-based and similar types of awards are comprised of restricted shares and restricted share units. The restricted shares and restricted share units are comprised of a combination of service-based awards, performance-based awards, market-based awards and performance and market-based awards.
Service-Based Awards. These awards generally vest over one to four year periods with vesting in equal annual installments. A total of 402 thousand service-based awards were outstanding as of September 30, 2022.
Performance-Based Awards. These awards generally vest if certain specific financial measures are achieved; generally one-third vests on each anniversary of the grant date or cliff-vest on the third anniversary of the grant date. The number of performance-based restricted shares and restricted share units that may vest is based on the level of achievement as specified in the award agreements. If the performance criteria achieved is above certain financial performance levels and Altisource’s share performance is above certain established criteria, participants have the opportunity to vest in up to 150% of the restricted share unit award for certain awards. If the performance criteria achieved is below certain thresholds, the award is canceled. A total of 154 thousand performance-based awards were outstanding as of September 30, 2022.
Market-Based Awards. 50% of these awards generally vest if certain specific market conditions are achieved over a 30-day period and the remaining 50% of these awards generally vest on the one year anniversary of the initial vesting. The Company estimates the grant date fair value of these awards using a lattice (binomial) model. A total of 112 thousand market-based awards were outstanding as of September 30, 2022.
Performance-Based and Market-Based Awards. These awards generally vest if certain specific financial measures are achieved and if certain specific market conditions are achieved. If the performance criteria achieved is above certain financial performance levels and Altisource’s share performance is above certain established criteria, participants have the opportunity to vest in up to 300% of the restricted share unit award for certain awards. If the performance criteria or the market criteria is below certain thresholds, the award is canceled. The Company estimates the grant date fair value of these awards using a Monte Carlo simulation model. A total of 98 thousand performance-based and market-based awards were outstanding as of September 30, 2022.
The Company granted 440 thousand restricted share units (at a weighted average grant date fair value of $10.69 per share) during the nine months ended September 30, 2022. These grants include 46 thousand performance-based awards that include both a performance condition and a market condition and 46 thousand performance-based awards, for the nine months ended September 30, 2022. The Company granted 29 thousand performance-based awards that include both a performance condition and a market condition and 89 thousand performance-based awards, for the nine months ended September 30, 2021.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
The following table summarizes the activity related to our restricted shares and restricted share units:

Number of restricted shares and restricted share units

Outstanding as of December 31, 2021	677,175
Granted	440,072
Issued	(205,905)
Forfeited/canceled	(145,377)

Outstanding as of September 30, 2022	765,965
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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021

Service revenue	$36,290	$41,626	$111,691	$133,672
Reimbursable expenses	1,957	1,416	6,158	5,365
Non-controlling interests	133	201	468	712

Total	$38,380	$43,243	$118,317	$139,749
Disaggregation of Revenue
Disaggregation of total revenues by segment and major source was as follows:

	Three months ended September 30, 2022
(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Servicer and Real Estate	$26,387	$2,633	$1,846	$30,866
Origination	7,392	11	111	7,514
Total revenue	$33,779	$2,644	$1,957	$38,380

	Three months ended September 30, 2021
(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Servicer and Real Estate	$23,785	$1,782	$1,226	$26,793
Origination	14,362	11	190	14,563
Corporate and Others	—	1,887	—	1,887
Total revenue	$38,147	$3,680	$1,416	$43,243

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

	Nine months ended September 30, 2022
(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Servicer and Real Estate	$77,947	$7,654	$5,748	$91,349
Origination	26,533	25	410	26,968
Total revenue	$104,480	$7,679	$6,158	$118,317

	Nine months ended September 30, 2021
(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Servicer and Real Estate	$77,898	$6,832	$4,854	$89,584
Origination	46,213	32	511	46,756
Corporate and Others	—	3,409	—	3,409
Total revenue	$124,111	$10,273	$5,365	$139,749
Contract Balances
Our contract assets consist of unbilled accounts receivable (see Note 4). Our contract liabilities consist of current deferred revenue and other non-current liabilities as reported on the accompanying condensed consolidated balance sheets. Revenue recognized that was included in the contract liability at the beginning of the period was $3.7 million and $4.7 million for the nine months ended September 30, 2022 and 2021, respectively ($0.8 million and $0.9 million for the third quarter of 2022 and 2021, respectively).
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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021

Compensation and benefits	$11,885	$15,171	$39,231	$55,655
Outside fees and services	15,319	16,891	42,573	52,473
Technology and telecommunications	4,656	6,391	14,844	18,972
Reimbursable expenses	1,957	1,416	6,158	5,365
Depreciation and amortization	570	798	1,805	2,397

Total	$34,387	$40,667	$104,611	$134,862

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021

Compensation and benefits	$7,388	$6,859	$19,093	$21,007
Amortization of intangible assets	1,281	2,673	3,849	8,183
Professional services	2,584	2,318	8,432	7,896
Occupancy related costs	1,008	2,182	4,049	7,652
Marketing costs	774	327	2,446	1,500
Depreciation and amortization	284	346	895	1,082
Other	1,237	1,899	4,291	4,726

Total	$14,556	$16,604	$43,055	$52,046
NOTE 18 — OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021

Interest income (expense)	$212	$—	$318	$(28)
Other, net	247	(115)	1,074	819

Total	$459	$(115)	$1,392	$791
NOTE 19 — INCOME TAXES
We recognized an income tax (provision) benefit of $(2.2) million and $(1.9) million for the nine months ended September 30, 2022 and 2021, respectively ($0.2 million and $(0.4) million for the third quarter of 2022 and 2021, respectively). The income tax (provision) benefit for the three and nine months ended September 30, 2022 was driven by income tax expense on transfer pricing income from India, income tax benefit from losses in the United States, no tax benefit on the pretax loss from our Luxembourg operating company and uncertain tax positions.

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
Basic and diluted loss per share are calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021

Net loss attributable to Altisource	$(14,389)	$(18,269)	$(42,074)	$(58,746)

Weighted average common shares outstanding, basic	16,087	15,831	16,051	15,816

Weighted average common shares outstanding, diluted	16,087	15,831	16,051	15,816

Loss per share:
Basic	$(0.89)	$(1.15)	$(2.62)	$(3.71)
Diluted	$(0.89)	$(1.15)	$(2.62)	$(3.71)
For the nine months ended September 30, 2022 and 2021, 1.3 million and 1.5 million, respectively (1.3 million and 1.3 million for the third quarter of 2022 and 2021, respectively), stock options, restricted shares and restricted share units, were excluded from the computation of loss per share, as a result of the following:
•For both the nine months ended September 30, 2022 and 2021, 0.2 million (0.2 million for both the third quarter of 2022 and 2021), stock options, restricted shares and restricted share units were anti-dilutive and have been excluded from the computation of diluted loss per share because the Company incurred a net loss
•For the nine months ended September 30, 2022 and 2021, 0.2 million and 0.3 million, respectively (0.2 million and 0.3 million for the third quarter of 2022 and 2021, respectively), stock options were anti-dilutive and have been excluded from the computation of diluted loss per share because their exercise price was greater than the average market price of our common stock
•For the nine months ended September 30, 2022 and 2021, 0.9 million and 1.0 million, respectively (0.9 million and 0.8 million for the third quarter of 2022 and 2021, respectively), stock options, restricted shares and restricted share units, which begin to vest upon the achievement of certain market criteria related to our common stock price, performance criteria and a total shareholder return compared to the market benchmark, that have not yet been met in each period have been excluded from the computation of diluted loss per share
NOTE 21 — COMMITMENTS, CONTINGENCIES AND REGULATORY MATTERS
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Ocwen Related Matters
As discussed in Note 2, during the nine months ended September 30, 2022, Ocwen was our largest customer, accounting for 40% of our total revenue (45% of our revenue for the third quarter of 2022). Additionally, 6% of our revenue for the three and nine months ended September 30, 2022 was earned on the loan portfolios serviced by Ocwen, when a party other than Ocwen or the MSRs owner selected Altisource as the service provider.
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
Ocwen has disclosed that RITM is its largest client. As of June 30, 2022, approximately 18% of loans serviced and subserviced by Ocwen (measured in UPB) were related to RITM MSRs or rights to MSRs.
The existence or outcome of Ocwen regulatory matters or the termination of the RITM sub-servicing agreement with Ocwen may have significant adverse effects on Ocwen’s business and/or our continuing relationship with Ocwen. For example, Ocwen may be required to alter the way it conducts business, including the parties it contracts with for services, it may be required to seek changes to its existing pricing structure with us, it may lose its non-government-sponsored enterprise (“GSE”) servicing rights or subservicing arrangements or may lose one or more of its state servicing or origination licenses. Additional regulatory actions or adverse financial developments may impose additional restrictions on or require changes in Ocwen’s business that could require it to sell assets or change its business operations. Any or all of these effects and others could result in our eventual loss of Ocwen as a customer or a reduction in the number and/or volume of services they purchase from us or the loss of other customers.
If any of the following events occurred, Altisource’s revenue could be significantly reduced and our results of operations could be materially adversely affected, including from the possible impairment or write-off of goodwill, intangible assets, property and equipment, other assets and accounts receivable:
•Altisource loses Ocwen as a customer or there is a significant reduction in the volume of services they purchase from us
•Ocwen loses, sells or transfers a significant portion of its GSE or Federal Housing Administration servicing rights or subservicing arrangements or remaining other servicing rights or subservicing arrangements and Altisource fails to be retained as a service provider
•The contractual relationship between Ocwen and RITM changes significantly, including Ocwen’s sub-servicing arrangement with RITM expiring without renewal, and this change results in a change in our status as a provider of services related to the Subject MSRs
•Ocwen loses state servicing licenses in states with a significant number of loans in Ocwen’s servicing portfolio
•The contractual relationship between Ocwen and Altisource changes significantly or there are significant changes to our pricing to Ocwen for services from which we generate material revenue
•Altisource otherwise fails to be retained as a service provider
Management cannot predict whether any of these events will occur or the amount of any impact they may have on Altisource.
Leases
We lease certain premises and equipment, primarily consisting of office space and information technology equipment. Certain of our leases include options to renew at our discretion or terminate leases early, and these options are considered in our determination of the expected lease term. Certain of our lease agreements include rental payments adjusted periodically for inflation. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. We sublease certain office space to third parties. Sublease income was $0.4 million and $0.6 million for the nine months ended September 30, 2022 and 2021, respectively (less than $0.1 million and $0.2 million for the third quarter of 2022 and 2021, respectively). The amortization periods of right-of-use assets are generally limited by the expected lease term. Our leases generally have expected lease terms at adoption of one to six years.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Information about our lease terms and our discount rate assumption was as follows for the nine months ended September 30:

	2022	2021

Weighted average remaining lease term (in years)	3.15	3.28
Weighted average discount rate	5.66%	6.24%
Our lease activity during the period was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021

Operating lease costs:
Selling, general and administrative expense	$586	$1,486	$2,217	$4,696
Cost of revenue	—	398	265	1,896

Cash used in operating activities for amounts included in the measurement of lease liabilities	$515	$1,690	$2,022	$7,143
Short-term (twelve months or less) lease costs	402	(343)	827	(802)
Maturities of our lease liabilities as of September 30, 2022 are as follows:

(in thousands)	Operating lease obligations

2022	$557
2023	2,233
2024	1,715
2025	1,233
2026	636
Total lease payments	6,374
Less: interest	(271)

Present value of lease liabilities	$6,103
Escrow Balances
We hold customers’ assets in escrow accounts at various financial institutions pending completion of certain real estate activities. These amounts are held in escrow accounts for limited periods of time and are not included in the accompanying condensed consolidated balance sheets. Amounts held in escrow accounts were $20.0 million and $27.5 million as of September 30, 2022 and December 31, 2021, respectively.
NOTE 22 — SEGMENT REPORTING
Our business segments are based upon our organizational structure, which focuses primarily on the services offered, and are consistent with the internal reporting used by our Chief Executive Officer (our chief operating decision maker) to evaluate operating performance and to assess the allocation of our resources.
Effective January 1, 2022, our reportable segments changed as a result of a change in the way our Chief Executive Officer (our chief operating decision maker) manages our businesses, allocates resources and evaluates performance, and the related changes in our internal organization. We now report our operations through two reportable segments: Servicer and Real Estate and Origination. In addition, we report Corporate and Others separately. Prior to the January 1, 2022 change in reportable segments, the Company operated with one reportable segment (total Company). Prior year comparable period segment disclosures have been restated to conform to the current year presentation.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
The Servicer and Real Estate segment provides loan servicers and real estate investors with solutions and technologies that span the mortgage and real estate lifecycle. The Origination segment provides originators with solutions and technologies that span the mortgage origination lifecycle. Corporate and Others includes Pointillist (sold on December 1, 2021), interest expense and costs related to corporate functions including executive, infrastructure and certain technology groups, finance, law, compliance, human resources, vendor management, facilities, risk management, as well as eliminations between reportable segments.
Financial information for our segments is as follows:

	Three months ended September 30, 2022
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$30,866	$7,514	$—	$38,380
Cost of revenue	22,082	7,654	4,651	34,387
Gross profit (loss)	8,784	(140)	(4,651)	3,993
Selling, general and administrative expenses	2,931	2,399	9,226	14,556
Income (loss) from operations	5,853	(2,539)	(13,877)	(10,563)
Total other income (expense), net	4	—	(3,894)	(3,890)

Income (loss) before income taxes and non-controlling interests	$5,857	$(2,539)	$(17,771)	$(14,453)

	Three months ended September 30, 2021
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$26,793	$14,563	$1,887	$43,243
Cost of revenue	21,088	11,555	8,024	40,667
Gross profit (loss)	5,705	3,008	(6,137)	2,576
Selling, general and administrative expenses	3,289	1,586	11,729	16,604
Income (loss) from operations	2,416	1,422	(17,866)	(14,028)
Total other income (expense), net	2	—	(3,872)	(3,870)

Income (loss) before income taxes and non-controlling interests	$2,418	$1,422	$(21,738)	$(17,898)

	Nine months ended September 30, 2022
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$91,349	$26,968	$—	$118,317
Cost of revenue	64,235	26,206	14,170	104,611
Gross profit (loss)	27,114	762	(14,170)	13,706
Selling, general and administrative expenses	9,227	6,739	27,089	43,055
Income (loss) from operations	17,887	(5,977)	(41,259)	(29,349)
Total other income (expense), net	4	—	(10,051)	(10,047)

Income (loss) before income taxes and non-controlling interests	$17,891	$(5,977)	$(51,310)	$(39,396)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

	Nine months ended September 30, 2021
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$89,584	$46,756	$3,409	$139,749
Cost of revenue	69,063	38,722	27,077	134,862
Gross profit (loss)	20,521	8,034	(23,668)	4,887
Selling, general and administrative expenses	10,709	4,468	36,869	52,046
Income (loss) from operations	9,812	3,566	(60,537)	(47,159)
Total other income (expense), net	6	—	(9,887)	(9,881)

Income (loss) before income taxes and non-controlling interests	$9,818	$3,566	$(70,424)	$(57,040)

(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Total assets:
September 30, 2022	$64,885	$54,501	$91,896	$211,282
December 31, 2021	61,832	59,741	136,235	257,808
Our services are provided to customers primarily located in the United States. Premises and equipment, net consist of the following, by country:

(in thousands)	September 30, 2022	December 31, 2021

Luxembourg	$2,812	$3,883
United States	779	1,932
India	1,314	999
Uruguay	65	59

Total	$4,970	$6,873

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
•assumptions about our ability to improve margins and affect anticipated expense reductions in response to lower revenue due to COVID-19 or other factors;
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
Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the risks discussed in the Risk Factors section of our Form 10-K for the year ended December 31, 2021 including:
•the timing of the anticipated increase in default related referrals following the expiration of foreclosure and eviction moratoriums, forbearance programs and temporary governmental or servicer loss mitigation requirements, the timing of the expiration of such moratoriums, programs and requirements, and any other delays occasioned by government, investor or servicer actions;
•our ability to retain Ocwen Financial Corporation (together with its subsidiaries, “Ocwen”) as a customer or our ability to receive the anticipated volume of referrals from Ocwen;
•our ability to retain Rithm Capital Corp. (individually, together with one or more of its subsidiaries, or one or more of its subsidiaries individually, “RITM”) (formerly New Residential Investment Corp., or “NRZ”) as a customer or our ability to receive the anticipated volume of referrals from RITM;
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
Effective January 1, 2022, our reportable segments changed as a result of a change in the way our Chief Executive Officer (our chief operating decision maker) manages our businesses, allocates resources and evaluates performance, and the related changes in our internal organization. We now report our operations through two reportable segments: Servicer and Real Estate and Origination. In addition, we report Corporate and Others separately. Prior to the January 1, 2022 change in reportable segments, the Company operated with one reportable segment (total Company). Prior year comparable period segment disclosures have been restated to conform to the current year presentation.
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
Servicer and Real Estate:
Through our offerings that support residential real estate and loan investors and servicers, we provide a suite of solutions and technologies intended to meet their growing and evolving needs. We are focused on growing referrals from our existing customer base and attracting new customers to our offerings. We have a customer base that includes government-sponsored enterprises (“GSEs”), asset managers, and several large bank and non-bank servicers including Ocwen and RITM. We believe we are one of only a few providers with a broad suite of servicer solutions, nationwide coverage and scalability. Further, we believe we are well positioned to gain market share from existing and new customers as they consolidate to larger, full-service providers or outsource services that have historically been performed in-house.
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
COVID-19 Pandemic Impacts
In response to the COVID-19 pandemic, beginning in March 2020, various governmental entities and servicers implemented unprecedented foreclosure and eviction moratoriums, forbearance programs and loss mitigation measures to help mitigate the impact to borrowers and renters. As a result of these measures and other related actions, industrywide foreclosure initiations were 89% lower for the nine months ended September 2021 compared to the same pre-COVID-19 period in 2019 and foreclosure sales were 79% lower for the same periods. The Federal government’s foreclosure moratorium expired on July 1, 2021 and the Consumer Financial Protection Bureau’s (“CFPB’s”) temporary loss mitigation measures expired on December 31, 2021. Despite the expiration of such governmental measures, we believe servicers are proceeding slowly with foreclosure initiations for borrowers in default. Industrywide foreclosure initiations were 386% higher for the nine months ended September 2022 compared to the same period in 2021, although still 45% lower than the same pre-COVID-19 period in 2019. Industrywide foreclosure sales were 45% higher for the nine months ended September 2022 compared to the same period in 2021, although still 69% lower than the same pre-COVID-19 period in 2019. The decline in foreclosure initiations and foreclosure sales throughout the pandemic, partially offset by the restart of the default market, significantly decreased default related referrals to Altisource and continues to negatively impact virtually all of Altisource’s default related services revenue.
At the same time, beginning in March 2020 the Federal Reserve lowered the target for the federal funds rate to 0% to 0.25% and bought billions of dollars of mortgage backed securities on the secondary market to reduce interest rates. As a result of the lower interest rate environment, mortgage originations were 25% higher for the nine months ended September 30, 2021 compared to the same period in 2020 (according to the Mortgage Bankers Association) driving higher demand for origination related services. In November of 2021, the Federal Reserve began reducing the volume of mortgage backed securities it was purchasing and ended its monthly purchases in March 2022. Additionally, the Federal Reserve increased the target for the federal funds rate several times in 2022, most recently to 3.75% to 4.00% in November 2022. As a result of the higher interest rate environment, mortgage originations were 46% lower for the nine months ended September 30, 2022 compared to the same period in 2021 (according to the Mortgage Bankers Association).
We cannot predict the duration of the pandemic and future governmental and industry measures. Based on the expirations of the Federal government’s foreclosure and eviction moratoriums and the CFPB’s rules on temporary loss mitigation measures, we believe the demand for our Default business will grow. We estimate that in today’s environment it typically takes on average two years to convert foreclosure initiations to foreclosure sales and six months to market and sell the REO. Due to this timing, we anticipate that our later stage foreclosure auction and REO asset management services will not fully benefit from the early 2022 higher foreclosure initiations until late 2023 or early 2024. We further anticipate that despite the forecasted decline in origination volumes in 2022 compared to 2021 and increases in the target federal funds rate, our Lenders One business within our Origination segment may outperform the market for the full year compared to 2021 from new customer wins, and cross selling existing and new offerings to customers that are intended to help reduce their costs.
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
Share Repurchase Program
On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. As of September 30, 2022, approximately 2.4 million shares of common stock remain available for repurchase under the program. There were no purchases of shares of common stock during the nine months ended September 30, 2022 and 2021. Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of September 30, 2022, we can repurchase up to approximately $71 million of our common stock under Luxembourg law. Our senior secured term loan agreement also limits the amount we can spend on share repurchases, which limit was approximately $421 million as of September 30, 2022, and may prevent repurchases in certain circumstances, including if our leverage ratio exceeds 3.50 to 1.00.
Ocwen Related Matters
During the nine months ended September 30, 2022, Ocwen was our largest customer, accounting for 40% of our total revenue for the nine months ended September 30, 2022 (45% of our revenue for the third quarter of 2022). Additionally, 6% of our revenue for the three and nine months ended September 30, 2022 was earned on the loan portfolios serviced by Ocwen, when a party other than Ocwen or the mortgage servicing rights (“MSRs”) owner selected Altisource as the service provider.
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
Ocwen has disclosed that RITM is its largest client. As of June 30, 2022, approximately 18% of loans serviced and subserviced by Ocwen (measured in unpaid principal balance) were related to RITM MSRs or rights to MSRs.
The existence or outcome of Ocwen regulatory matters or the termination of the RITM sub-servicing agreement with Ocwen may have significant adverse effects on Ocwen’s business and/or our continuing relationship with Ocwen. For example, Ocwen may be required to alter the way it conducts business, including the parties it contracts with for services, it may be required to seek changes to its existing pricing structure with us, it may lose its non-GSE servicing rights or subservicing arrangements or may lose one or more of its state servicing or origination licenses. Additional regulatory actions or adverse financial developments may impose additional restrictions on or require changes in Ocwen’s business that could require it to sell assets or change its business operations. Any or all of these effects and others could result in our eventual loss of Ocwen as a customer or a reduction in the number and/or volume of services they purchase from us or the loss of other customers.
If any of the following events occurred, Altisource’s revenue could be significantly reduced and our results of operations could be materially adversely affected, including from the possible impairment or write-off of goodwill, intangible assets, property and equipment, other assets and accounts receivable:
•Altisource loses Ocwen as a customer or there is a significant reduction in the volume of services they purchase from us
•Ocwen loses, sells or transfers a significant portion of its GSE or Federal Housing Administration servicing rights or subservicing arrangements or remaining other servicing rights or subservicing arrangements and Altisource fails to be retained as a service provider
•The contractual relationship between Ocwen and RITM changes significantly, including Ocwen’s sub-servicing arrangement with RITM expiring without renewal, and this change results in a change in our status as a provider of services related to the RITM MSRs or rights to MSRs
•Ocwen loses state servicing licenses in states with a significant number of loans in Ocwen’s servicing portfolio
•The contractual relationship between Ocwen and Altisource changes significantly or there are significant changes to our pricing to Ocwen for services from which we generate material revenue
•Altisource otherwise fails to be retained as a service provider
Management cannot predict whether any of these events will occur or the amount of any impact they may have on Altisource. We are seeking to diversify and grow our revenue and customer base and we have a sales and marketing strategy to support these efforts. Moreover, in the event one or more of these events materially negatively impact Altisource, we believe the variable nature of our cost structure would allow us to realign our cost structure to address some of the impact to revenue and that current liquidity would be sufficient to meet our working capital, capital expenditures, debt service and other cash needs. There can be no assurance that our plans will be successful or our operations will be profitable.

Factors Affecting Comparability
The following items impact the comparability of our results:
•Industrywide foreclosure initiations were 386% higher for the nine months ended September 30, 2022 compared to the same period in 2021 as the foreclosure market begins to normalize following the Federal government’s foreclosure moratorium expiration on July 1, 2021 and the CFPB’s temporary loss mitigation measures expiration on December 31, 2021.
•Industrywide foreclosure sales were 45% higher for the nine months ended September 30, 2022, compared to the same period in 2021.
•Industrywide mortgage originations were 46% lower for the nine months ended September 30, 2022 compared to the same period in 2021 resulting from a higher interest rate environment.
•On December 1, 2021 the shareholders of Pointillist, a majority owned subsidiary of Altisource, sold all of the equity interests in Pointillist. For the three and nine months ended 2021, service revenue from Pointillist was $1.9 million and $3.4 million, respectively, and loss before income taxes and non-controlling interest was $1.9 million and $6.3 million, respectively (no comparative amounts for the three and nine months ended September 30, 2022).
•The Company recognized an income tax (provision) benefit of $(2.2) million and $(1.9) million for the nine months ended September 30, 2022 and 2021, respectively ($0.2 million and $(0.4) million for the third quarter of 2022 and 2021, respectively). The income tax (provision) benefit for the three and nine months ended September 30, 2022 was driven by income tax expense on transfer pricing income from India, income tax benefit from losses in the United States, no tax benefit on the pretax loss from our Luxembourg operating company and uncertain tax positions.

CONSOLIDATED RESULTS OF OPERATIONS
Summary Results
The following is a discussion of our consolidated results of operations for the periods indicated. For a more detailed discussion of the factors that affected the results of our business segments in these periods, see “Segment Results of Operations” below.
The following table sets forth information on our consolidated results of operations:

	Three months ended September 30,			Nine months ended September 30,
(in thousands, except per share data)	2022	2021	% Increase (decrease)	2022	2021	% Increase (decrease)

Service revenue
Servicer and Real Estate	$29,020	$25,567	14	$85,601	$84,730	1
Origination	7,270	14,172	(49)	26,090	45,533	(43)
Corporate and Others	—	1,887	(100)	—	3,409	(100)
Total service revenue	36,290	41,626	(13)	111,691	133,672	(16)
Reimbursable expenses	1,957	1,416	38	6,158	5,365	15
Non-controlling interests	133	201	(34)	468	712	(34)
Total revenue	38,380	43,243	(11)	118,317	139,749	(15)
Cost of revenue	34,387	40,667	(15)	104,611	134,862	(22)
Gross profit	3,993	2,576	55	13,706	4,887	180
Selling, general and administrative expenses	14,556	16,604	(12)	43,055	52,046	(17)
Loss from operations	(10,563)	(14,028)	25	(29,349)	(47,159)	38
Other income (expense), net:
Interest expense	(4,349)	(3,755)	16	(11,439)	(10,672)	7
Other income (expense), net	459	(115)	N/M	1,392	791	76
Total other income (expense), net	(3,890)	(3,870)	1	(10,047)	(9,881)	2

Loss before income taxes and non-controlling interests	(14,453)	(17,898)	19	(39,396)	(57,040)	31
Income tax benefit (provision)	197	(430)	(146)	(2,210)	(1,857)	19

Net loss	(14,256)	(18,328)	22	(41,606)	(58,897)	29
Net (income) loss attributable to non-controlling interests	(133)	59	N/M	(468)	151	(410)

Net loss attributable to Altisource	$(14,389)	$(18,269)	21	$(42,074)	$(58,746)	28

Margins:
Gross profit/service revenue	11%	6%		12%	4%
Loss from operations/service revenue	(29)%	(34)%		(26)%	(35)%

Loss per share:
Basic	$(0.89)	$(1.15)	23	$(2.62)	$(3.71)	29
Diluted	$(0.89)	$(1.15)	23	$(2.62)	$(3.71)	29

Weighted average shares outstanding:
Basic	16,087	15,831	2	16,051	15,816	1
Diluted	16,087	15,831	2	16,051	15,816	1
_____________________________________
N/M — not meaningful.

Revenue
We recognized service revenue of $111.7 million for the nine months ended September 30, 2022, a 16% decrease compared to the nine months ended September 30, 2021 ($36.3 million for the third quarter of 2022, a 13% decrease compared to the third quarter of 2021).
The increase in service revenue in the Servicer and Real Estate segment for the nine months ended September 30, 2022 is primarily from higher revenue in our Marketplace and Technology and SaaS Products businesses, partially offset by lower revenue in our Solutions business. The increase in the Marketplace business is driven by a higher number of homes sold, partially offset by lower average sales prices and lower commission rate from a higher percentage of foreclosure auctions. The increase in the Technology and SaaS Products business is from higher professional services revenue in the Equator business. The decline in our Solutions business is primarily driven by fewer preservation referrals per property in the Field Services business, largely offset by higher revenues from our other Solutions businesses. Revenue in the other Solutions businesses grew as the default market began to recover following the expiration of the pandemic related borrower relief measures. For the three months ended September 30, 2022, the increase in service revenue is driven by increases across all our Solutions, Marketplace and Technology and SaaS Products businesses as the default market continues to recover.
The decrease in service revenue in the Origination segment for the three and nine months ended September 30, 2022 is primarily driven by the overall market decline in mortgage originations. The decline in Lenders One revenue is lower than the overall market decline as we gained traction with our solutions that are designed to help our members save money. The decline in the Solutions business revenue was greater than the overall market decline as customers transitioned services in-house to retain their employees in some of our Solutions businesses and a greater percentage of revenue in some of these businesses was derived from refinance transactions which declined faster than the market.
The decrease in service revenue in Corporate and Other is from the December 2021 Pointillist sale.
We recognized reimbursable expense revenue of $6.2 million for the nine months ended September 30, 2022, a 15% increase compared to the nine months ended September 30, 2021 ($2.0 million for the third quarter of 2022, a 38% increase compared to the third quarter of 2021). The increase in reimbursable expenses for the three and nine months ended September 30, 2022 is largely due to a higher volume of asset resolution and asset management activities.
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
Cost of revenue consists of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2022	2021	% Increase (decrease)	2022	2021	% Increase (decrease)

Compensation and benefits	$11,885	$15,171	(22)	$39,231	$55,655	(30)
Outside fees and services	15,319	16,891	(9)	42,573	52,473	(19)
Technology and telecommunications	4,656	6,391	(27)	14,844	18,972	(22)
Reimbursable expenses	1,957	1,416	38	6,158	5,365	15
Depreciation and amortization	570	798	(29)	1,805	2,397	(25)

Cost of revenue	$34,387	$40,667	(15)	$104,611	$134,862	(22)
We recognized cost of revenue of $104.6 million for the nine months ended September 30, 2022, a 22% decrease compared to the nine months ended September 30, 2021 ($34.4 million for the third quarter of 2022, a 15% decrease compared to the third quarter of 2021). Compensation and benefits for the three and nine months ended September 30, 2022 decreased primarily due to cash cost savings measures taken in 2021, the December 2021 sale of Pointillist and from lower service revenue in the Origination segment. Outside fees and services for the nine months ended September 30, 2022 decreased primarily from lower service revenue in the Origination segment, as discussed in the revenue section above, and from lower Field Services revenue in the Solutions business of the Servicer and Real Estate segment. In addition, the increases in reimbursable expenses are consistent with the changes in reimbursable expense revenue discussed in the revenue section above.
Gross profit increased to $13.7 million, representing 12% of service revenue, for the nine months ended September 30, 2022 compared to $4.9 million, representing 4% of service revenue, for the nine months ended September 30, 2021 (increased to $4.0 million, representing 11% of service revenue, for the third quarter of 2022, compared to $2.6 million, representing 6% of service revenue, for the third quarter of 2021). Gross profit as a percentage of service revenue for the three and nine months ended September 30, 2022 increased compared to the three and nine months ended September 30, 2021 primarily due to revenue mix with higher revenue from the higher margin businesses in Servicer and Real Estate, the December 1, 2021 Pointillist sale and our COVID-19 cash cost savings measures, partially offset by lower gross profit margin in the Origination business from lower revenue.
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
SG&A expenses consist of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2022	2021	% Increase (decrease)	2022	2021	% Increase (decrease)

Compensation and benefits	$7,388	$6,859	8	$19,093	$21,007	(9)
Occupancy related costs	1,008	2,182	(54)	4,049	7,652	(47)
Amortization of intangible assets	1,281	2,673	(52)	3,849	8,183	(53)
Professional services	2,584	2,318	11	8,432	7,896	7
Marketing costs	774	327	137	2,446	1,500	63
Depreciation and amortization	284	346	(18)	895	1,082	(17)
Other	1,237	1,899	(35)	4,291	4,726	(9)

Selling, general and administrative expenses	$14,556	$16,604	(12)	$43,055	$52,046	(17)
SG&A expenses for the nine months ended September 30, 2022 of $43.1 million decreased by 17% compared to the nine months ended September 30, 2021 ($14.6 million for the third quarter of 2022, a 12% decrease compared to the third quarter of 2021). Compensation and benefits for the nine months ended September 30, 2022 decreased primarily due to cash cost savings initiatives. Occupancy related costs for the three and nine months ended September 30, 2022 decreased primarily from facility consolidation initiatives. Amortization of intangible assets for the three and nine months ended September 30, 2022 decreased from the completion of the amortization period of certain intangible assets during 2021. The decreases for the nine months ended September 30, 2022 are partially offset by increases in marketing costs from Lenders One convention activities that were cancelled in first quarter of 2021 due to the pandemic.
Loss from Operations
Loss from operations for the nine months ended September 30, 2022 was $(29.3) million, representing (26)% of service revenue, compared to $(47.2) million, representing (35)% of service revenue, for the nine months ended September 30, 2021 (increased to $(10.6) million, representing (29)% of service revenue, for the third quarter of 2022, compared to $(14.0) million, representing (34)% of service revenue for the third quarter of 2021). Loss from operations as a percentage of service revenue improved for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, primarily as a result of higher gross profit margins and, for the nine months ended September 30, 2022, the percentage reduction in SG&A expenses in excess of the percentage change in revenue, discussed above.
Other Income (Expense), net
Other income (expense), net principally includes interest expense and other non-operating gains and losses.

Other income (expense), net was $(10.0) million for the nine months ended September 30, 2022 compared to $(9.9) million for the nine months ended September 30, 2021 ($(3.9) million for the third quarter of 2022 and $(3.9) million for the third quarter of 2021). The change for the nine months ended September 30, 2022 is primarily driven by an increase of $0.8 million in interest expense driven by higher interest rate on our Credit Facility partially offset by higher interest income and foreign currency exchange gains. For the three months ended September 30, 2022, higher interest expense from higher interest rates on our Credit Facility was largely offset by higher interest income and foreign currency exchange gains.
Income Tax Provision
We recognized an income tax (provision) benefit of $(2.2) million and $(1.9) million for the nine months ended September 30, 2022 and 2021, respectively ($0.2 million and $(0.4) million for the third quarter of 2022 and 2021, respectively). The income tax (provision) benefit for the three and nine months ended September 30, 2022 was driven by income tax expense on transfer pricing income from India, income tax benefit from losses in the United States, no tax benefit on the pretax loss from our Luxembourg operating company and uncertain tax positions.

SEGMENT RESULTS OF OPERATIONS
The following section provides a discussion of pretax results of operations of our business segments. Transactions between segments are accounted for as third party arrangements for purposes of presenting segment results of operations.
Financial information for our segments was as follows:

	Three months ended September 30, 2022
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$29,020	$7,270	$—	$36,290
Reimbursable expenses	1,846	111	—	1,957
Non-controlling interests	—	133	—	133
	30,866	7,514	—	38,380
Cost of revenue	22,082	7,654	4,651	34,387
Gross profit (loss)	8,784	(140)	(4,651)	3,993
Selling, general and administrative expenses	2,931	2,399	9,226	14,556
Income (loss) from operations	5,853	(2,539)	(13,877)	(10,563)
Total other income (expense), net	4	—	(3,894)	(3,890)

Income (loss) before income taxes and non-controlling interests	$5,857	$(2,539)	$(17,771)	$(14,453)

Margins:
Gross profit (loss) /service revenue	30%	(2)%	N/M	11%
Income (loss) from operations/service revenue	20%	(35)%	N/M	(29)%
_____________________________________
N/M — not meaningful.

	Three months ended September 30, 2021
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$25,567	$14,172	$1,887	$41,626
Reimbursable expenses	1,226	190	—	1,416
Non-controlling interests	—	201	—	201
	26,793	14,563	1,887	43,243
Cost of revenue	21,088	11,555	8,024	40,667
Gross profit (loss)	5,705	3,008	(6,137)	2,576
Selling, general and administrative expenses	3,289	1,586	11,729	16,604
Income (loss) from operations	2,416	1,422	(17,866)	(14,028)
Total other income (expense), net	2	—	(3,872)	(3,870)

Income (loss) before income taxes and non-controlling interests	$2,418	$1,422	$(21,738)	$(17,898)

Margins:
Gross profit (loss) /service revenue	22%	21%	(325)%	6%
Income (loss) from operations/service revenue	9%	10%	N/M	(34)%
_____________________________________
N/M — not meaningful.

	Nine months ended September 30, 2022
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$85,601	$26,090	$—	$111,691
Reimbursable expenses	5,748	410	—	6,158
Non-controlling interests	—	468	—	468
	91,349	26,968	—	118,317
Cost of revenue	64,235	26,206	14,170	104,611
Gross profit (loss)	27,114	762	(14,170)	13,706
Selling, general and administrative expenses	9,227	6,739	27,089	43,055
Income (loss) from operations	17,887	(5,977)	(41,259)	(29,349)
Total other income (expense), net	4	—	(10,051)	(10,047)

Income (loss) before income taxes and non-controlling interests	$17,891	$(5,977)	$(51,310)	$(39,396)

Margins:
Gross profit (loss) /service revenue	32%	3%	N/M	12%
Income (loss) from operations/service revenue	21%	(23)%	N/M	(26)%
_____________________________________
N/M — not meaningful.

	Nine months ended September 30, 2021
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$84,730	$45,533	$3,409	$133,672
Reimbursable expenses	4,854	511	—	5,365
Non-controlling interests	—	712	—	712
	89,584	46,756	3,409	139,749
Cost of revenue	69,063	38,722	27,077	134,862
Gross profit (loss)	20,521	8,034	(23,668)	4,887
Selling, general and administrative expenses	10,709	4,468	36,869	52,046
Income (loss) from operations	9,812	3,566	(60,537)	(47,159)
Total other income (expense), net	6	—	(9,887)	(9,881)

Income (loss) before income taxes and non-controlling interests	$9,818	$3,566	$(70,424)	$(57,040)

Margins:
Gross profit (loss) /service revenue	24%	18%	N/M	4%
Income (loss) from operations/service revenue	12%	8%	N/M	(35)%
_____________________________________
N/M — not meaningful.

Servicer and Real Estate
Revenue
Revenue by line of business was as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2022	2021	% Increase (decrease)	2022	2021	% Increase (decrease)

Service revenue:
Solutions	$19,418	$17,432	11	$54,178	$54,841	(1)
Marketplace	6,727	6,138	10	23,014	22,215	4
Technology and SaaS Products	2,875	1,997	44	8,409	7,674	10
Total service revenue	29,020	25,567	14	85,601	84,730	1

Reimbursable expenses:
Solutions	915	781	17	2,416	2,739	(12)
Marketplace	931	445	109	3,332	2,115	58
Total reimbursable expenses	1,846	1,226	51	5,748	4,854	18

Total revenue	$30,866	$26,793	15	$91,349	$89,584	2
We recognized service revenue of $85.6 million for the nine months ended September 30, 2022, a 1% increase compared to the nine months ended September 30, 2021 ($29.0 million for the third quarter of 2022, a 14% increase compared to the third quarter of 2021). We also recognized reimbursable expense revenue of $5.7 million for the nine months ended September 30, 2022, an 18% increase compared to the nine months ended September 30, 2021 ($1.8 million for the third quarter of 2022, a 51% increase compared to the third quarter of 2021). The increase in service revenue in the Servicer and Real Estate segment for the nine months ended September 30, 2022 is primarily from higher revenue in our Marketplace and Technology and SaaS Products businesses, partially offset by lower revenue in our Solutions business. The increase in the Marketplace business is driven by a higher number of homes sold, partially offset by lower average sales prices and lower commission rate from a higher percentage of foreclosure auctions. The increase in the Technology and SaaS Products business is from higher professional services revenue in the Equator business. The decline in our Solutions business is primarily driven by fewer preservation referrals per property in the Field Services business, largely offset by higher revenues from our other Solutions businesses. Revenue in the other Solutions businesses grew as the default market began to recover following the expiration of the pandemic related borrower relief measures. For the three months ended September 30, 2022 the increase in service revenue is driven by increases across all our Solutions, Marketplace and Technology and SaaS Products businesses as the default market continues to recover.
For the three months ended September 30, 2022, the increase in service revenue is driven by an increase in our Solutions business as the default market continues to recover, higher revenue in our Marketplace business driven by a higher number of homes sold, partially offset by lower average sales prices and lower commission rate from a higher percentage of foreclosure auction sales, and an increase in our Technology and SaaS Products business from higher professional services revenue in the Equator business.
Certain of our Servicer and Real Estate businesses are impacted by seasonality. Revenues from property sales and certain property preservation services are generally lowest during the fall and winter months and highest during the spring and summer months. However, as a result of the pandemic and related measures, the seasonal impact to revenue may not follow historical patterns.

Cost of Revenue and Gross Profit
Cost of revenue consisted of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2022	2021	% Increase (decrease)	2022	2021	% Increase (decrease)

Compensation and benefits	$6,554	$6,658	(2)	$20,819	$23,538	(12)
Outside fees and services	11,382	10,729	6	30,216	33,097	(9)
Technology and telecommunications	2,059	2,204	(7)	6,723	6,751	—
Reimbursable expenses	1,846	1,227	50	5,748	4,855	18
Depreciation and amortization	241	270	(11)	729	822	(11)

Cost of revenue	$22,082	$21,088	5	$64,235	$69,063	(7)
Cost of revenue for the nine months ended September 30, 2022 of $64.2 million decrease by 7% compared to the nine months ended September 30, 2021 ($22.1 million for the third quarter of 2022, a 5% increase compared to the third quarter of 2021). The decrease in cost of revenue for the nine months ended September 30, 2022 is primarily driven by lower outside fees and services from lower Field Services revenue in the Solutions business, as discussed above, and lower compensation and benefits primarily due to cash cost savings initiatives. These decreases are partially offset by an increase in reimbursable expenses from a higher volume of asset resolution and asset management activities.
The increase in cost of revenue for the three months ended September 30, 2022 is primarily driven by an increase in reimbursable expenses from a higher volume of asset resolution and asset management activities and higher outside fees and services in the Field Services business in the Solutions business from revenue growth. This increase is partially offset by slightly lower compensation and benefits primarily due to cash costs savings initiatives.
Gross profit increased to $27.1 million, representing 32% of service revenue, for the nine months ended September 30, 2022 compared to $20.5 million, representing 24% of service revenue, for the nine months ended September 30, 2021 (increase to $8.8 million, representing 30% of service revenue, for the third quarter of 2022, compared to $5.7 million, representing 22% of service revenue, for the third quarter of 2021). Gross profit as a percentage of service revenue for the three and nine months ended September 30, 2022 increased primarily due to our COVID-19 cash cost savings and efficiency measures. Our margins can vary substantially depending upon the service revenue mix.
Selling, General and Administrative Expenses
SG&A expenses consisted of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2022	2021	% Increase (decrease)	2022	2021	% Increase (decrease)

Compensation and benefits	$733	$(16)	N/M	$2,130	$25	N/M
Occupancy related costs	228	195	17	756	564	34
Amortization of intangible assets	742	2,131	(65)	2,230	6,548	(66)
Professional services	558	510	9	2,040	2,016	1
Marketing costs	336	152	121	1,148	510	125
Depreciation and amortization	4	4	—	10	10	—
Other	330	313	5	913	1,036	(12)

Selling, general and administrative expenses	$2,931	$3,289	(11)	$9,227	$10,709	(14)
_____________________________________
N/M — not meaningful.

SG&A for the nine months ended September 30, 2022 of $9.2 million decreased by 14% compared to the nine months ended September 30, 2021 ($2.9 million for the third quarter of 2022, a 11% decrease compared to the third quarter of 2021). The decrease in SG&A for the three and nine months ended September 30, 2022 is primarily due to lower amortization of intangible assets driven by the completion of the amortization period of certain intangible assets during 2021. These decreases are partially offset by higher compensation and benefits for the three and nine months ended September 30, 2022 from the assignment of sales and marketing employees to the business segments beginning in January 1, 2022 and higher marketing costs from higher participation in convention activities for the Solutions businesses and related Technology and SaaS Products business.
Income from Operations
Income from operations increased to $17.9 million, representing 21% of service revenue, for the nine months ended September 30, 2022 compared to $9.8 million, representing 12% of service revenue, for the nine months ended September 30, 2021 (increased to $5.9 million, representing 20% of service revenue, for the third quarter of 2022, compared to $2.4 million, representing 9% of service revenue for the third quarter of 2021). The increase in operating income as a percentage of service revenue for the three and nine months ended September 30, 2022 is primarily the result of higher gross profit margins and, for the nine months ended September 30, 2022, the percentage reduction in SG&A expenses in excess of the percentage change in revenue, discussed above.
Origination
Revenue
Revenue by business unit was as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2022	2021	% Increase (decrease)	2022	2021	% Increase (decrease)

Service revenue:
Lenders One	$4,962	$6,003	(17)	$15,703	$18,797	(16)
Solutions	2,126	7,970	(73)	9,839	26,169	(62)
Technology and SaaS Products	182	199	(9)	548	567	(3)
Total service revenue	7,270	14,172	(49)	26,090	45,533	(43)

Reimbursable expenses:
Solutions	111	190	(42)	410	511	(20)
Total reimbursable expenses	111	190	(42)	410	511	(20)

Non-controlling interests	133	201	(34)	468	712	(34)

Total revenue	$7,514	$14,563	(48)	$26,968	$46,756	(42)
We recognized service revenue of $26.1 million for the nine months ended September 30, 2022, a 43% decrease compared to the nine months ended September 30, 2021 ($7.3 million for the third quarter of 2022, a 49% decrease compared to the third quarter of 2021). We also recognized reimbursable expense revenue of $0.4 million for the nine months ended September 30, 2022, a 20% decrease compared to the nine months ended September 30, 2021 ($0.1 million for the third quarter of 2022, a 42% decrease compared to the third quarter of 2021). The decrease in service revenue in the Origination segment for the three and nine months ended September 30, 2022 is primarily driven by the overall market decline in mortgage originations. The decline in Lenders One revenue for the three and nine months ended September 30, 2022 is lower than the overall market decline as we gained traction with our solutions, comprising existing and recent product launches, that are designed to help our members save money. The decline in our other Solutions business revenue for the three and nine months ended September 30, 2022 is greater than the overall market decline as customers transitioned services in-house to retain their employees in some of our Solutions businesses and a greater percentage of revenue in some of these businesses was derived from refinance transactions which declined faster than the market.

Cost of Revenue and Gross Profit
Cost of revenue consisted of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2022	2021	% Increase (decrease)	2022	2021	% Increase (decrease)

Compensation and benefits	$3,121	$4,752	(34)	$11,947	$17,414	(31)
Outside fees and services	3,937	6,111	(36)	12,357	19,325	(36)
Technology and telecommunications	476	486	(2)	1,464	1,424	3
Reimbursable expenses	111	190	(42)	410	511	(20)
Depreciation and amortization	9	16	(44)	28	48	(42)

Cost of revenue	$7,654	$11,555	(34)	$26,206	$38,722	(32)
Cost of revenue for the nine months ended September 30, 2022 of $26.2 million decreased by 32% compared to the nine months ended September 30, 2021 ($7.7 million for the third quarter of 2022, a 34% decrease compared to the third quarter of 2021). The decrease in cost of revenue for the three and nine months ended September 30, 2022 are primarily driven by lower compensation and benefits and outside fees and services driven by the decrease in service revenue discussed above. In addition, the decrease in reimbursable expenses for the three and nine months ended September 30, 2022 is consistent with the changes in reimbursable expense revenue discussed in the revenue section above.
Gross profit decreased to $0.8 million, representing 3% of service revenue, for the nine months ended September 30, 2022 compared to $8.0 million, representing 18% of service revenue, for the nine months ended September 30, 2021 (decreased to $(0.1) million, representing (2)% of service revenue, for the third quarter of 2022, compared to $3.0 million, representing 21% of service revenue for the third quarter of 2021). Gross profit as a percentage of service revenue decreased primarily as costs did not decline at the same rate that revenue declined.
Selling, General and Administrative Expenses
SG&A expenses consisted of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2022	2021	% Increase (decrease)	2022	2021	% Increase (decrease)

Compensation and benefits	$1,172	$107	N/M	$2,119	$487	335
Occupancy related costs	133	68	96	483	214	126
Amortization of intangible assets	539	542	(1)	1,619	1,635	(1)
Professional services	149	249	(40)	625	748	(16)
Marketing costs	436	(41)	N/M	1,286	322	299
Other	(30)	661	(105)	607	1,062	(43)

Selling, general and administrative expenses	$2,399	$1,586	51	$6,739	$4,468	51
____________________________________
N/M — not meaningful.
SG&A for the nine months ended September 30, 2022 of $6.7 million increased by 51% compared to the nine months ended September 30, 2021 ($2.4 million for the third quarter of 2022, increased by 51% compared to the third quarter of 2021). The increase in SG&A for the three and nine months ended September 30, 2022 is primarily due to higher compensation and benefits from the assignment of sales and marketing employees to the business segments beginning in January 1, 2022. In addition, the increase in marketing costs and other for the nine months ended September 30, 2022 is from Lenders One convention activities that were cancelled in first quarter of 2021 due to the pandemic.

(Loss) Income from Operations
(Loss) income from operations decreased to $(6.0) million, representing (23)% of service revenue, for the nine months ended September 30, 2022 compared to $3.6 million, representing 8% of service revenue, for the nine months ended September 30, 2021 (decreased to $(2.5) million, representing (35)% of service revenue, for the third quarter of 2022, compared to $1.4 million, representing 10% of service revenue for the third quarter of 2021). The decrease in operating (loss) income as a percentage of service revenue for the three and nine months ended September 30, 2022 is primarily the result of lower gross profit margins and higher SG&A costs, as discussed above.
Corporate and Others
Revenue
Revenue by business unit was as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2022	2021	% Increase (decrease)	2022	2021	% Increase (decrease)

Service revenue:
Pointillist	$—	$1,887	(100)	$—	$3,409	(100)
Total service revenue	—	1,887	(100)	—	3,409	(100)

Total revenue	$—	$1,887	(100)	$—	$3,409	(100)
We recognized service revenue of $1.9 million and $3.4 million for the three and nine months ended September 30, 2021, respectively (no comparative amount for the three and nine months ended September 30, 2022). The decrease in service revenue for the three and nine months ended September 30, 2022 is driven by the December 1, 2021, Pointillist sale.
Cost of Revenue
Cost of revenue consisted of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2022	2021	% Increase (decrease)	2022	2021	% Increase (decrease)

Compensation and benefits	$2,210	$3,761	(41)	$6,465	$14,703	(56)
Outside fees and services	—	50	(100)	—	50	(100)
Technology and telecommunications	2,121	3,701	(43)	6,657	10,797	(38)
Depreciation and amortization	320	512	(38)	1,048	1,527	(31)

Cost of revenue	$4,651	$8,024	(42)	$14,170	$27,077	(48)
Cost of revenue for the nine months ended September 30, 2022 of $14.2 million decreased by 48% compared to the nine months ended September 30, 2021 ($4.7 million for the third quarter of 2022, a 42% decrease compared to the third quarter of 2021). The decrease in cost of revenue for the three and nine months ended September 30, 2022 is primarily driven by lower compensation and benefits due to cash cost savings initiatives, the December 1, 2021 Pointillist sale and the assignment of sales and marketing employees to the business segments beginning in January 1, 2022. In addition, technology and telecommunications decreased due to lower service contract costs as a result of the December 1, 2021, Pointillist sale and cost savings initiatives.

Selling, General and Administrative Expenses
SG&A in Corporate and Others include costs related to the corporate functions including executive, finance, technology, law, compliance, human resources, vendor management, facilities, risk management and eliminations between reportable segments.
SG&A expenses consisted of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2022	2021	% Increase (decrease)	2022	2021	% Increase (decrease)

Compensation and benefits	$5,483	$6,768	(19)	$14,844	$20,495	(28)
Occupancy related costs	647	1,919	(66)	2,810	6,874	(59)
Professional services	1,877	1,559	20	5,767	5,132	12
Marketing costs	2	216	(99)	12	668	(98)
Depreciation and amortization	280	342	(18)	885	1,072	(17)
Other	937	925	1	2,771	2,628	5

Selling, general and administrative expenses	$9,226	$11,729	(21)	$27,089	$36,869	(27)
SG&A for the nine months ended September 30, 2022 of $27.1 million decreased by 27% compared to the nine months ended September 30, 2021 ($9.2 million for the third quarter of 2022, a 21% decrease compared to the third quarter of 2021). Compensation and benefits for the three and nine months ended September 30, 2022 decreased primarily due to cash cost savings initiatives, and from the assignment of sales and marketing employees to the business segments beginning in January 1, 2022. In addition, the decrease in occupancy related costs for the three and nine months ended September 30, 2022 primarily resulted from facility elimination initiatives.
Other Income (Expense), net
Other income (expense), net principally includes interest expense and other non-operating gains and losses.
Other income (expense), net was $(10.1) million for the nine months ended September 30, 2022 compared to $(9.9) million for the nine months ended September 30, 2021 ($(3.9) million for the third quarter of 2022 and $(3.9) million for the third quarter of 2021). The change for the nine months ended September 30, 2022 is primarily driven by an increase of $0.8 million in interest expense driven by higher interest rate of our Credit Facility, partially offset by higher interest income and foreign currency exchange gains.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary source of liquidity has historically been cash flow from operations, cash proceeds from sales of businesses and cash on hand. However, due to the COVID-19 pandemic revenue has declined significantly. The lower revenue, partially offset by cost savings initiatives, resulted in negative operating cash flow from operations for nine months ended September 30, 2022 and 2021. To increase our liquidity we entered into a $20 million revolving credit facility during the second quarter of 2021 ($15 million available as of September 30, 2022). In addition, Altisource’s December 1, 2021 sale of its equity interest in Pointillist increased our liquidity. The Pointillist sale generated approximately $106.0 million in cash, with $102.2 million received at closing, approximately $0.3 million deposited into the Working Capital Escrow and received in May 2022, and approximately $3.5 million deposited into the Indemnification Escrow. Finally, we believe the anticipated revenue growth as the default market returns and revenue mix along with our reduced cost structure should help reduce negative operating cash flow. We seek to deploy cash generated in a disciplined manner. Principally, we intend to use cash to develop and grow complementary services and businesses that we believe will generate attractive margins in line with our core capabilities and strategy and fund negative operating cash flow. We also use cash for repayments of our long-term debt and capital investments. In addition, from time to time we consider and evaluate business acquisitions, dispositions, closures or other similar actions that are aligned with our strategy.

Credit Agreement
On April 3, 2018, Altisource Portfolio Solutions S.A. and its wholly-owned subsidiary, Altisource S.à r.l. entered into a credit agreement (the “Credit Agreement”) pursuant to which Altisource borrowed $412.0 million in the form of Term B Loans and obtained a $15.0 million revolving credit facility. The Term B Loans mature in April 2024. We terminated the revolving credit facility on December 1, 2021. As of September 30, 2022, the principal balance of the Term B Loans was $247.2 million.
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
The interest rate on the Term B Loans as of September 30, 2022 was 6.25%, representing the sum of (i) the greater of (x) the Adjusted Eurodollar Rate for a three month interest period and (y) 1.00% plus (ii) 4.00%.
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
Credit Facility
On June 22, 2021 Altisource S.à r.l, a subsidiary of Altisource Portfolio Solutions S.A., entered into a revolving credit facility with a related party, STS Master Fund, Ltd. (“STS”) (the “Credit Facility”). STS is an investment fund managed by Deer Park Road Management Company, LP. Deer Park Road Management Company, LP owns approximately 24% of Altisource’s common stock as of September 30, 2022. Deer Park’s Chief Investment Officer and managing partner was a member of Altisource’s Board of Directors until his resignation on March 1, 2022. The replacement director appointed by the Board of Directors is a current employee of Deer Park. Under the terms of the Credit Facility, STS will make loans to Altisource from time to time, in amounts requested by Altisource and Altisource may voluntarily prepay all or any portion of the outstanding loans at any time. The Credit Facility provides Altisource the ability to borrow a maximum amount of $20.0 million through June 22, 2022, $15.0 million through June 22, 2023, and $10.0 million until the end of the term. Amounts that are repaid may be re-borrowed in accordance with the limitations set forth below.
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
As of September 30, 2022, there was no outstanding debt under the Credit Facility.
Cash Flows
The following table presents our cash flows for the nine months ended September 30:

(in thousands)	2022	2021	% Increase (decrease)

Net cash used in operating activities	$(32,293)	$(41,133)	21
Net cash (used in) provided by investing activities	(517)	1,875	(128)
Net cash (used in) provided by financing activities	(1,943)	17,929	(111)
Net decrease in cash, cash equivalents and restricted cash	(34,753)	(21,329)	63
Cash, cash equivalents and restricted cash at the beginning of the period	102,149	62,096	65

Cash, cash equivalents and restricted cash at the end of the period	$67,396	$40,767	65
Cash Flows from Operating Activities
Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net loss. For the nine months ended September 30, 2022, net cash used in operating activities was $(32.3) million compared to net cash used in operating activities of $(41.1) million for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, the decrease in cash used in operating activities was driven by a $17.3 million decrease in net loss partially offset by a $4.1 million decrease in non-cash depreciation, amortization of intangibles and stock based compensation expenses, and a $4.0 million increase in cash used for working capital. The decrease in net loss was primarily due to higher gross profit during the nine months ended September 30, 2022 from revenue mix with higher revenue from the higher margin businesses in Servicer and Real Estate, our cash cost savings measures, the sale of Pointillist and lower SG&A expenses, partially offset by lower gross profit in the Origination business from lower revenue. The increase in cash used for changes in working capital was primarily driven by higher cash payments for annual incentive compensation bonuses in the first quarter of 2022 by $3.7 million partially offset by $1.3 million more cash generated from the change in accounts receivable for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, largely driven by the timing of collections. Operating cash flows can be negatively impacted because of the nature of some of our services and the mix of services provided. Certain services are performed immediately following or shortly after the referral, but the collection of the receivable does not occur until a specific event occurs (e.g., the foreclosure is complete, the REO asset is sold, etc.). Furthermore, lower margin services generate lower income and cash flows from operations. Consequently, our cash flows from operations may be negatively impacted when comparing one period to another.
Cash Flows from Investing Activities
Cash flows from investing activities for the nine months ended September 30, 2022 and 2021 consisted of additions to premises and equipment and proceeds from the sale of a business. Net cash (used in) provided by investing activities was $(0.5) million and $1.9 million for the nine months ended September 30, 2022 and 2021, respectively. The change in cash provided by investing activities was driven by $3.0 million in proceeds received in 2021 in connection with the second installment from the August 2018 sale of the rental property management business to Front Yard Residential Corporation (“RESI”). In addition, we used $(0.9) million for the nine months ended September 30, 2022 compared to $(1.1) million in 2021, for additions to premises and equipment primarily related to investments in the development of certain software applications and facility improvements.

Cash Flows from Financing Activities
Net cash used in financing activities were $(1.9) million and $17.9 million for the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022 and 2021, we made payments of $(1.1) million and $(0.9) million, respectively, to satisfy employee tax withholding obligations on the issuance of restricted share units and restricted shares. These payments were made to tax authorities, at the employees’ direction, to satisfy the employees’ tax obligations rather than issuing a portion of vested restricted share units and restricted shares to employees. In addition, during the nine months ended September 30, 2022 and 2021, we distributed $(0.9) million and $(1.8) million, respectively, to non-controlling interests. During the nine months ended September 30, 2021, we received proceeds from the issuance of long-term debt of $20.0 million and paid $0.5 million in debt issuance costs in connection with borrowings under the Credit Facility (no comparable amount for the nine months ended September 30, 2022). During the nine months ended September 30, 2021, we also received proceeds from the Pointillist convertible notes payable to related parties of $1.2 million (no comparable amount for the nine months ended September 30, 2022).
Future Uses of Cash
Our significant future liquidity obligations primarily pertain to the maturity of the Credit Agreement, interest expense under the Credit Agreement (see Liquidity section above), distributions to Lenders One members and operating lease payments on certain of our premises and equipment.
Significant future uses of cash include the following:

		Payments Due by Period
(in thousands)	Total	2022	2023-2024	2025-2026

Credit Agreement outstanding balance (1)	$247,204	$—	$247,204	$—
Interest expense payments (2)	28,562	4,743	23,819	—
Lease payments	6,919	1,102	3,948	1,869

Total	$282,685	$5,845	$274,971	$1,869

______________________________________
(1)    The outstanding balance of our Credit Agreement of $247.2 million is due on April 1, 2024.
(2)    Assuming no further principal repayments, estimated future interest payments based on the interest rate as of September 30, 2022 and the April 1, 2024 maturity date. Based on the April 1, 2024 maturity date, no interest expense has been included beyond April 1, 2024.
We anticipate to fund future liquidity requirements with a combination of existing cash balances, cash anticipated to be generated by operating activities and anticipated proceeds from a refinancing of our Credit Agreement. For further information, see Note 11 and Note 21 to the condensed consolidated financial statements.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of escrow arrangements.
We hold customers’ assets in escrow accounts at various financial institutions pending completion of certain real estate activities. These amounts are held in escrow accounts for limited periods of time and are not included in the condensed consolidated balance sheets. Amounts held in escrow accounts were $20.0 million and $27.5 million as of September 30, 2022 and December 31, 2021, respectively.
Contractual Obligations, Commitments and Contingencies
For the nine months ended September 30, 2022, there were no significant changes to our contractual obligations from those identified in our Form 10-K for the fiscal year ended December 31, 2021 and this Form 10-Q, other than those that occur in the normal course of business. See Note 21 to the condensed consolidated financial statements.
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
Our critical accounting policies are described in the MD&A section of our Form 10-K for the year ended December 31, 2021 filed with the SEC on March 3, 2022. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2022.
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
Interest Rate Risk
As of September 30, 2022, the interest rate charged on the Term B Loan was 6.25%. The interest rate is calculated based on the Adjusted Eurodollar Rate for a three month interest period (as defined in the senior secured term loan agreement) with a minimum floor of 1.00% plus 4.00%.
Based on the principal amount outstanding and the Adjusted Eurodollar Rate as of September 30, 2022, a one percentage point increase in the Eurodollar rate above the minimum floor would increase our annual interest expense by approximately $2.5 million. There would be a $2.5 million decrease in our annual interest expense if there was a one percentage point decrease in the Eurodollar Rate.
Currency Exchange Risk
We are exposed to currency risk from potential changes in currency values of our non-United States dollar denominated expenses, assets, liabilities and cash flows. Our most significant currency exposure relates to the Indian rupee. Based on expenses incurred in Indian rupees for the third quarter of 2022, a one percentage point increase or decrease in value of the Indian rupee in relation to the United States dollar would increase or decrease our annual expenses by approximately $0.3 million.
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
As of September 30, 2022, an evaluation was conducted under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of September 30, 2022.
b)    Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases of shares of common stock during the three months ended September 30, 2022. On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock in the open market, subject to certain parameters, for a period of five years from the date of approval. As of September 30, 2022, the maximum number of shares that may be purchased under the repurchase program is 2.4 million shares of the Company’s common stock. In addition to the share repurchase program, during the three months ended September 30, 2022, 93,628 common shares were withheld from employees to satisfy tax withholding obligations that arose from the vesting of restricted shares.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1 *	Section 302 Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2 *	Section 302 Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1 *	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022 is formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2022 and 2021; (iii) Condensed Consolidated Statements of Equity for the nine months ended September 30, 2022 and 2021; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021; and (v) Notes to Condensed Consolidated Financial Statements.

104 *	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

______________________________________
*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
(Registrant)

Date:	November 3, 2022	By:	/s/ Michelle D. Esterman
Michelle D. Esterman
Chief Financial Officer
(On behalf of the Registrant and as its Principal Financial Officer and Principal Accounting Officer)