Form 10-K
period 2022-12-31
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
filed 2023-03-30
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 1-34354

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
(Exact name of registrant as specified in its Charter)

Luxembourg	98-0554932
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
33, Boulevard Prince Henri
L-1724 Luxembourg
Grand Duchy of Luxembourg
(352) 2060 2055
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2022 was $60,214,003 based on the closing share price as quoted on the NASDAQ Global Select Market on that day and the assumption that all directors and executive officers of the Company are affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of March 24, 2023, there were 20,814,821 outstanding shares of the registrant’s common stock (excluding 9,147,927 shares held as treasury stock).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s Annual Meeting of Shareholders to be held on May 16, 2023 are incorporated by reference into Part III of this report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2022.

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
Technology and SaaS Products
Our Technology and SaaS Products business includes Vendorly Monitor (a vendor management platform), Lenders One Loan AutomationTM (“LOLA”) (a marketplace to order services and a tool to automate components of the loan manufacturing process), TrelixAITM (technology to manage the workflow and automate components of the loan fulfillment, pre and post-close quality control and service transfer processes), ADMS (a document management and data analytics delivery platform), and automated valuation technology.
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
2022 Highlights
Corporate and Financial
•Focused on growing the sales pipeline, improving operational efficiencies, reducing costs, and strengthening liquidity as the Company continued to seek to mitigate the impacts of the COVID-19 pandemic, governmental moratoriums and loss mitigation measures that affect the timing of the recovery of the market for default-related services
•Reduced 2022 Corporate and Others costs by $31.0 million, representing a 32% reduction, compared to 2021
•Ended 2022 with $51.0 million of cash and cash equivalents
•Ended 2022 with $196.2 million of net debt
•On February 14, 2023, the Company executed amendments to its senior secured term loans and revolving credit facility (together, “Credit Agreements”) that, among other things, extended the maturity dates to April 2025, with an option to extend to April 2026, subject to certain terms and conditions
•On February 14, 2023, Altisource generated approximately $21 million in net proceeds from the sale of its common stock (after deducting the underwriting discounts and commissions and other offering expenses)
•On February 22, 2023, the Company used $20 million of the proceeds of the offering to repay its term loans
Business and Industry
•The Servicer and Real Estate segment continues to benefit from the restart of the default business and efficiency initiatives with 47% gross profit growth on 4% service revenue growth compared to 2021
•Industrywide foreclosure initiations were 368% higher in 2022, compared to 2021 (although still 45% lower than the pre-COVID-19 period in 2019), as the foreclosure market is beginning to recover following expiration of the Federal government’s foreclosure moratorium on July 31, 2021 and the Consumer Financial Protection Bureau’s (“CFPB’s”) temporary loss mitigation measures on December 31, 2021

•Industrywide foreclosure sales were 39% higher in 2022, compared to 2021 (although still 67% lower than the same pre-COVID-19 period in 2019)
•The Servicer and Real Estate segment and Origination segment had strong sales wins that we estimate represent $9.4 million and $21.6 million, respectively, of annualized revenue on a stabilized basis
•The weighted sales pipeline in the Servicer and Real Estate segment represents $41 million to $51 million in estimated annual revenue on a stabilized basis based upon our forecasted probability of closing
•The weighted sales pipeline in the Origination segment represents $20 million to $25 million in estimated annual revenue on a stabilized basis based upon our forecasted probability of closing
Customers
Overview
Our customers include large financial institutions, government-sponsored enterprises (“GSEs”), banks, asset managers, servicers, investors, property management firms, real estate brokerages, insurance companies, mortgage bankers, originators, correspondent and private money lenders.
Customer Concentration
Ocwen
Ocwen Financial Corporation (together with its subsidiaries, “Ocwen”) is a residential mortgage loan servicer of mortgage servicing rights (“MSRs”) it owns, including those MSRs in which others have an economic interest, and a subservicer of loans owned by others.
During the year ended December 31, 2022, Ocwen was our largest customer, accounting for 41% of our total revenue. Ocwen purchases certain mortgage services from us under the terms of services agreements and amendments thereto (collectively, the “Ocwen Services Agreements”) with terms extending through August 2030. Certain of the Ocwen Services Agreements contain a “most favored nation” provision and also grant the parties the right to renegotiate pricing, among other things.
Revenue from Ocwen primarily consists of revenue earned from the loan portfolios serviced and subserviced by Ocwen when Ocwen engages us as the service provider, and revenue earned directly from Ocwen, pursuant to the Ocwen Services Agreements. For the years ended December 31, 2022 and 2021, we recognized revenue from Ocwen of $63.5 million and $55.6 million, respectively. Revenue from Ocwen as a percentage of segment and consolidated revenue was as follows:

	2022	2021

Servicer and Real Estate	53%	49%
Origination	—%	—%
Corporate and Others	—%	—%
Consolidated revenue	41%	31%
We earn additional revenue related to the portfolios serviced and subserviced by Ocwen when a party other than Ocwen or the MSRs owner selects Altisource as the service provider. For both the years ended December 31, 2022 and 2021, we recognized $9.5 million of such revenue. These amounts are not included in deriving revenue from Ocwen and revenue from Ocwen as a percentage of revenue discussed above.
As of December 31, 2022, accounts receivable from Ocwen totaled $4.0 million, $3.2 million of which was billed and $0.8 million of which was unbilled. As of December 31, 2021, accounts receivable from Ocwen totaled $3.0 million, $2.8 million of which was billed and $0.2 million of which was unbilled.
Rithm
Rithm Capital Corp. (individually, together with one or more of its subsidiaries or one or more of its subsidiaries individually, “Rithm”) (formerly New Residential Investment Corp., or “NRZ”) is a real estate investment trust that invests in and manages investments primarily related to residential real estate, including MSRs and excess MSRs.
Ocwen has disclosed that Rithm is its largest client. As of December 31, 2022 approximately 17% of loans serviced and subserviced by Ocwen (measured in unpaid principal balance (“UPB”)) were related to Rithm MSRs or rights to MSRs (the “Subject MSRs”).

Rithm purchases brokerage services for REO exclusively from us, irrespective of the subservicer, subject to certain limitations, for certain MSRs set forth in and pursuant to the terms of a Cooperative Brokerage Agreement, as amended, and related letter agreement (collectively, the “Brokerage Agreement”) with terms extending through August 2025.
For the years ended December 31, 2022 and 2021, we recognized revenue from Rithm of $3.2 million and $3.1 million, respectively, under the Brokerage Agreement. For the years ended December 31, 2022 and 2021, we recognized additional revenue of $13.0 million and $13.6 million, respectively, relating to the Subject MSRs when a party other than Rithm selects Altisource as the service provider.
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
Our primary sales and marketing focus areas are to:
•Expand relationships with existing customers by cross-selling additional services and growing the volume of existing services we provide. We believe our customer relationships represent meaningful growth opportunities for us.
•Develop new customer relationships by leveraging our comprehensive suite of services, performance and controls. We believe there are meaningful growth opportunities to sell our suite of services to new customers.
Given the highly regulated nature of the industries that we serve, and the comprehensive purchasing process that our institutional customers and prospects follow, the time and effort we spend in expanding relationships or winning new relationships is significant. For example, it can often take more than one year from the request for proposal or qualified lead stage to the selection of Altisource as a service provider. Furthermore, following the selection of Altisource, it is not unusual for it to take an additional six to twelve months or more to negotiate the services agreement(s), complete the implementation procedures and begin receiving referrals.
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
As of December 31, 2022, we have been awarded one patent that expires in 2023, one patent that expires in 2024, seven patents that expire in 2025, two patents that expire in 2026, one patent that expires in 2027, two patents that expire in 2029, one patent that expires in 2030 and one patent that expires in 2036. In addition, we have registered trademarks in a number of jurisdictions including the United States, the European Union (“EU”), India and five other jurisdictions. These trademarks generally can be renewed indefinitely, provided they are being used in commerce.
We actively protect our rights and intend to continue our policy of taking the measures we deem reasonable and necessary to develop and protect our patents, trademarks, copyrights, trade secrets and other intellectual property rights.
In addition, we may make use of data in connection with certain of our services. This data generally relates to mortgage information, real property information and consumer information. We gather this data from a variety of third party sources, including from governmental entities and, subject to licensed usage rights, we use this data in connection with the delivery of certain of our services, including combining it with proprietary data we generate to further enhance data and metrics in connection with our services.
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
Common Stock Offering
On February 14, 2023, we closed an underwritten public offering of 4,550,000 shares of common stock (inclusive of 550,000 shares that were sold pursuant to the underwriters’ full exercise of their option to purchase additional shares of common stock), at a price to the public of $5.00 per share. We received net proceeds from the offering of approximately $21 million, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by us.
On February 22, 2023, we used $20 million of the net proceeds of the offering to repay our term loans.
Term Loan Amendment
On February 9, 2023, we executed Amendment No. 2 (the “Second Amendment”) to the Credit Agreement effective February 14, 2023 (as amended by the Second Amendment, the “Amended Credit Agreement”).
The following is a summary of certain key terms of the Second Amendment and the Amended Credit Agreement.
•The maturity date of the term loans under the Amended Credit Agreement is April 30, 2025
•If the amount of par paydown that we make on the term loans (excluding amortization and other required payments) in the aggregate using proceeds of junior capital raises (the “Par Paydown”) prior to February 14, 2024 (the “Paydown Measurement Date”) is equal to or greater than $30 million, then (subject to the representations and warranties being true and correct as of such date and there being no default or event of default being in existence as of such date) the maturity date of the term loans will be extended to April 30, 2026. Such extension is conditioned upon our payment of a 2% payment-in-kind extension fee
•The principal amortization of the term loans under the Amended Credit Agreement is 1.00% per year through April 30, 2025 and, if applicable, 12% per year for the year ended April 30, 2026
•The interest rate on the term loans will initially be Secured Overnight Financing Rate (“SOFR”) plus 5.00% per annum payable in cash plus 5.00% per annum payable in kind (“PIK”). The PIK component of the interest rate will be subject to adjustment based on the amount of Par Paydown prior to the Paydown Measurement Date as set forth in the table below:

Par Paydown	PIK Component of Interest Rate
Less than $20 million	5.00%
$20 million+ but less than below	4.50%
$30 million+ but less than below	3.75%
$40 million+ but less than below	3.50%
$45 million+ but less than below	3.00%
$50 million+ but less than below	2.50%
$55 million+ but less than below	2.00%
$60 million+ but less than below	1.00%
$65 million+ but less than below	0.50%
$70 million+	0.00%
•If, as of the end of any calendar quarter, (i) our amount of unencumbered cash and cash equivalents on a consolidated basis plus (ii) the undrawn commitment amount under our revolving credit facility is, or is forecast as of the end of the immediately subsequent calendar quarter to be, less than $35 million, then up to 2.00% in interest otherwise payable in cash in the following quarter may be paid in kind at our election
•The lenders under the Amended Credit Agreement received warrants (the “Warrants”) to purchase 3,223,851 shares of Altisource common stock (the “Warrant Shares”). The number of Warrant Shares is subject to reduction based on the amount of Par Paydown by the Paydown Measurement Date as set forth in the table below.

Par Paydown	Warrant Shares
Less than $20 million	3,223,851
$20 million+ but less than below	2,578,743
$30 million+	1,612,705
•The exercise price per share of common stock under each Warrant is equal to $0.01. The Warrants may be exercised at any time on and after the Paydown Measurement Date and prior to their expiration date. The Warrants are exercisable on a cashless basis and will be subject to customary anti-dilution provisions. The Warrants, if not previously exercised or terminated, will be automatically exercised on May 22, 2027. The Warrants are subject to a lock-up agreement, subject to customary exceptions, ending two business days after the Paydown Measurement Date
•The lenders under the Amended Credit Agreement were paid an amendment fee equal to 1.0%, substantially all of which was paid in cash at closing
•Various of the affirmative and negative covenants, mandatory prepayments, events of default and other terms to which we are subject under the Amended Credit Agreement have been modified including in many cases to be more restrictive or to reduce certain permissions previously available to us.
•Based on the February 2023 $20 million repayment of the term loans under the Amended Credit Agreement, the PIK component of the interest rate decreased to 4.50% and the number of Warrant Shares decreased to 2,578,743.
Revolver Amendment
On February 9, 2023, we entered into Amendment No. 1 (the “First Revolver Amendment”) to our revolving credit facility effective February 14, 2023. The First Revolver Amendment establishes the credit available under our revolving credit facility at $15 million, extends the facility termination and maturity date to coincide with the maturity date of the term loans under the Amended Credit Agreement, and increases the interest rate under our revolving credit facility to 10% per annum payable in cash and 3% per annum PIK. A usage fee of $750,000 will be payable upon the initial drawing under our revolving credit facility following the effectiveness of the First Revolver Amendment. Our revolving credit facility is secured by a first-priority lien on substantially all of our assets, which lien will be pari passu with liens securing the term loans under the Amended Credit Agreement, and our revolving credit facility will continue to be guaranteed by Altisource and substantially all of our material subsidiaries.
Employees
As of December 31, 2022, we had the following number of employees:

	United States	India	Uruguay	Luxembourg	Consolidated Altisource

Total employees	279	1,142	66	9	1,496
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

Government Regulation
Our business and the business of our customers are or may be subject to extensive scrutiny and regulation by federal, state and local governmental authorities including the Federal Trade Commission (“FTC”), the CFPB, the Securities and Exchange Commission (“SEC”), the Department of Housing and Urban Development (“HUD”), the Treasury Department, various federal and state banking, financial and consumer regulators and the state and local agencies that license or oversee certain of our auction, real estate brokerage, title insurance agency, appraisal management, valuation, property preservation and inspection, mortgage and debt collection, trustee, mortgage origination underwriter and broker, property and asset management, insurance and credit report reselling services. We also must comply with a number of federal, state and local laws, which may include, among others:
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
We are subject to licensing and regulation as a provider of certain services including, among others, auction, real estate brokerage, title insurance agency, appraisal management, valuation, property preservation and inspection, mortgage and debt collection, trustee, mortgage origination underwriter and broker, property and asset management, insurance and credit report reselling services in a number of jurisdictions. Our employees and subsidiaries may be required to be licensed by or registered with various jurisdictions for the particular type of service sold or provided and to participate in regular continuing education programs. Periodically, we are subject to audits, examinations and investigations by federal, state and local governmental authorities and receive subpoenas, civil investigative demands or other requests for information from such governmental authorities in connection with their regulatory or investigative authority. Due to the inherent uncertainty of such actions, it is often difficult to predict the potential outcome or estimate any potential financial impact in connection with any such inquiries.
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
Any risk factor described in this Annual Report on Form 10-K or in any of our other SEC filings, or any risk not currently known to us or that we currently anticipate to be immaterial may, by itself, or together with other factors, materially adversely affect our business, reputation, prospects, competitive position, liquidity, results of operations, capital position or financial condition, including by materially increasing our expenses or decreasing our revenues or profits, which could result in material losses. If any of these risks occur, the trading price of our common stock could decline, and investors could lose all or part of their investment.
While insurance coverage may be applicable to help address certain risks that may result in losses, recovery pursuant to our insurance policies may not be available, and available insurance may be insufficient to compensate for damages, expenses, fines, penalties, and other losses we may incur as a result of these and other risks.
In this ITEM 1A, unless the context otherwise clearly indicates, references to our “services” include any services, products or solutions provided, or made available, by us.
Summary
•We may experience a significant and extended reduction in the demand for our default-related services due to the continued low number of residential mortgage foreclosures and reduced supply of Real Estates Owned inventory resulting from COVID-19 foreclosure and eviction moratoriums.
•We may be subject to legal claims from customers, employees, vendors and other third parties as a result of the response to COVID-19.
•We earn a significant portion of our revenue in connection with providing services to two customers.
•Changes that reduce or limit the use of online default real estate auctions or otherwise reduce the volume or rate of success of such auctions can negatively impact us.
•If our agreement with Rithm is terminated, expires, is breached, or suffers a significant reduction in volume we could be adversely affected.

•Technology disruptions, failures, defects or inadequacies, delays or difficulties in implementing software or hardware changes, acts of vandalism or the introduction of harmful code could negatively impact us.
•We depend on our ability to use services, products, data and infrastructure provided by third parties to maintain and grow our businesses.
•The Company’s databases contain our proprietary information, the proprietary information of third parties and personal information of our customers, consumers, vendors and employees. Our failure to comply with applicable information management requirements or best practices or the legal rights of individuals about whom we collect or process personal information, or an unauthorized disclosure of information, could subject us to adverse publicity, investigations, fines, costly government enforcement actions or private litigation and expenses.
•Our business continuity and disaster recovery plans and other adjustments to business may not be sufficient to anticipate impacts of, or address or adequately recover from, business interruptions or a pandemic.
•The insurance underwriting loss limitation methods we use could fail.
•Under certain material agreements to which we are currently a party or into which we may enter in the future, the formation by shareholders of Altisource of a “group” with ownership of Altisource capital stock exceeding a defined percentage may give rise to a termination event or an event of default.
•The majority of our employees and contractors work from locations other than our facilities, which could negatively impact our control environment or productivity and create additional risks.
•We rely on vendors for many aspects of our business. If our vendor oversight activities are ineffective, we may fail to meet customer or regulatory requirements.
•We make extensive use of contractors in certain of our lines of business. If we are required to reclassify contractors as employees, we may incur fines and penalties and additional costs and taxes.
•There can be no guarantee that we will be able to continue to implement appropriate measures to manage potential conflicts of interest.
•Our success depends on the relevant industry experience and relationships of certain members of our Board of Directors, executive officers and other key personnel.
•We may face difficulties to attract, motivate and retain skilled employees.
•The presence of our operations in multiple countries subjects us to risks endemic to those countries.
•We may be unable to realize sales represented by our awarded business or sales pipeline.
•We may fail to adapt our services to changes in technology or in the marketplace related to mortgage servicing or origination, changing requirements of governmental authorities, GSEs and customers.
•Acquisitions to accelerate growth initiatives involve potential risks.
•Changes in economic and market conditions that reduce residential real estate sales or values or mortgage origination volumes could negatively impact demand for our services.
•A reduction in residential mortgage delinquencies, defaults or foreclosures in the United States can negatively affect demand for certain of our services.
•Developments that impact residential foreclosures or the supply, sale price or sale of REO could negatively impact us.
•We may never pay dividends on our common stock so any returns would be limited to the potential appreciation of our stock.
•We may take advantage of specified reduced disclosure requirements applicable to a “smaller reporting company” under Regulation S-K, and the information that we provide to stockholders may be different than they might receive from other public companies.
•The market price and trading volume of our stock may be volatile.
•If we are unable to generate sufficient cash flow or access the capital markets or our borrowing capacity is reduced, our liquidity and competitive position may be negatively affected.
•Our primary source of liquidity is cash flows from operations and unrestricted cash. Our level of debt and the variable interest rate on our term loan makes us sensitive to the effects of our current financial performance and interest rate increases; our level of debt and provisions in our senior secured term loan and revolving credit facility could limit our ability to react to changes in the economy or our industry.
•Our failure to comply with the covenants or terms contained in our senior secured term loan agreements or our credit facility, including as a result of events beyond our control, could result in an event of default.

•We may be unable to extend the maturity of our loan agreements from April 2025 to April 2026 if we are unable to raise sufficient funds from the proceeds of issuances of equity interests or from junior indebtedness. We may be unable to repay or refinance the balance of our senior secured term loan or revolving credit loan upon maturity.
•We have a significant net operating loss recognized by one of our Luxembourg subsidiaries. We may not be able to fully utilize this deferred tax asset before the net operating loss expires.
•Cash, cash equivalents and escrow funds we hold at financial institutions could be lost and not recoverable.
•The rights of shareholders under Luxembourg law may differ in certain respects from the rights afforded to shareholders of companies organized under laws in other jurisdictions.
•Luxembourg tax law could have a negative impact on us.
•Our business and the business of our customers are subject to extensive scrutiny and legal requirements.
•Failure to comply with US sanctions, including blocking certain activities in Sanctioned Countries, could expose the company to penalties and other adverse consequences.
•We are subject to licensing and regulation as a provider of certain services and our failure to maintain licensing or to comply with licensing or regulatory requirements could adversely impact our ability to continue performing the services in compliance with the applicable legal or contractual requirements.
•A violation by our customers of applicable legal requirements in the selection or use of our services could generate legal liability or additional expense for us.
•Certain of our customers are subject to governmental oversight, regulations, orders, judgments or settlements which may impose certain obligations and limitations on their use of our services.
•The tax regulations, and the interpretation thereof, in the countries, states and local jurisdictions in which we operate periodically change and our operations and intercompany arrangements are subject to the tax laws of various jurisdictions.
Risks Related to the COVID-19 Pandemic
We may experience a significant and extended reduction in the demand for our default-related services due to the continued reduction in residential mortgage foreclosures and reduced supply of REO inventory resulting from COVID-19 foreclosure and eviction moratoriums.
The COVID-19 pandemic continues to have a profound impact on our business, our customers, and the industries in which we operate. In response to the COVID-19 pandemic, beginning in March 2020, various governmental entities and servicers implemented unprecedented foreclosure and eviction moratoriums, forbearance programs and loss mitigation measures to help mitigate the impact to borrowers and renters. As a result of these measures and other related actions, industry wide foreclosure initiations were 88% lower in 2021 compared to the same pre-COVID-19 period in 2019. The federal government’s foreclosure moratorium expired on July 1, 2021 and the CFPB’s temporary loss mitigation measures expired on December 31, 2021. Despite the expiration of such governmental measures, new foreclosure initiations for borrowers in default continue to be lower than pre-pandemic rates. Industrywide foreclosure initiations were 368% higher in 2022 compared to 2021, although still 45% lower than the pre-COVID-19 period in 2019.
Industrywide foreclosure sales were 39% higher in 2022 compared to 2021 (although still 67% lower than the pre-COVID-19 period in 2019). The decline in foreclosure initiations and foreclosure sales throughout the pandemic, partially offset by the restart of the default market, significantly decreased default related referrals to us and continues to negatively impact virtually all of our default related services revenue.
We anticipate that we will continue to experience significant impacts of the COVID-19 pandemic through at least the middle of the 2024 calendar year. Based on the expirations of the Federal government’s foreclosure and eviction moratoriums and the CFPB’s rules on temporary loss mitigation measures, we believe the demand for our Default business will grow, but our estimate may not be correct and is subject to macro and micro economic factors that could negatively impact us. We estimate that in today’s environment it typically takes on average two years to convert foreclosure initiations to foreclosure sales and six months to market and sell the REO. Due to this timing, we anticipate that our later stage foreclosure auction and REO asset management services will not fully benefit from the early 2022 higher foreclosure initiations until late 2023 or early 2024. The extent and duration of the impact of the COVID-19 pandemic and governmental, mortgage servicer, mortgage investor and societal responses will depend on future developments, including the duration, cycles and severity of the pandemic, which remain highly uncertain. We cannot predict the duration of the pandemic and future governmental and industry measures. As a result, it is difficult to predict the impact on our business and the timing for the recovery of the default market, if it recovers at all.

Volatile or uncertain economic conditions caused by the COVID-19 pandemic, or its consequences, have and may continue to affect our customers and the markets we serve, causing customers to reduce, defer or eliminate spending on our services.
We may be subject to legal claims from customers, employees, vendors and other third parties as a result of the response to COVID-19, including contractual breach claims.
Interruptions caused by the pandemic and our customers’ and various governmental bodies’ responses to the pandemic could adversely impact our ability to comply with various legal and contractual obligations, including service level agreements and performance standards in our revenue agreements, order volume or other requirements in our vendor agreements, restoration obligations in our leases, and obligations to perform or use services in pre-approved locations, whether as a result of an inability to staff personnel for certain services in appropriate locations or as a result of compliance with various imposed regulations. Some of our agreements may not contain force majeure clauses or similar provisions that would sufficiently excuse any non-performance due to the pandemic. Accordingly, counterparties to these contracts may assert that we have breached these contracts and caused damages. Even if our agreements contain force majeure clauses or similar provisions, parties to the agreements may dispute that such provisions are applicable to excuse our failures to perform. In such cases, we could face additional costs, penalties, fee reductions, an exercise of termination rights, legal claims and liabilities.
The COVID-19 pandemic and its ramifications could further aggravate, accelerate, or precipitate any of the risk factors discussed below.
Risks Related to Our Business and Operations
We earn a significant portion of our revenue in connection with providing services to two customers.
A significant portion of our revenue is earned from providing services to Ocwen and Rithm. If either party substantially reduces the scope or volume of services acquired from us, or otherwise ceases using us as a vendor, it would negatively impact our business. For example, we could experience a reduction in scope or volume of business as a direct or indirect result of the existence or outcome of regulatory matters impacting one or more of these clients, a change in the servicing relationship between these clients, a reduction in the MSRs for which Ocwen acts as a servicer or subservicer, or a change in the contractual relationship between Altisource and Ocwen or Rithm. In addition, providing services to these customers affords us the opportunity to provide certain services to third parties and the loss of these customers or reduction in the quantity of services provided to these customers would also result in the loss or reduction of these additional revenue streams. For example, we may have the opportunity to earn commissions or fees from, or we may be able to provide on-line auction services, title insurance and escrow services, or other services to, buyers on certain real estate transactions, and the loss or reduction in the number of these customers would also prevent us from offering these additional services related to the underlying transaction. Customer concentration also exposes us to concentrated credit risk, as a significant portion of our accounts receivable may be from one or both of these customers.
If the characteristics of the portfolios of properties on which we provide services for either of these customers were to significantly change, for example to become less delinquent, more rural or lower value, this could impact the type and volume of services that we provide, increase our costs of doing business, or reduce the value of commissions or fees we earn.
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
Governmental, GSE, servicer or investor actions or action by others that restrict online real estate auctions (foreclosure and REO), reduce the permissible fees or direct the use of auction providers other than us, could negatively impact demand for our auction marketplace, real estate brokerage and related services, and negatively impact our ability to meet certain contractual performance metrics, including those related to aging of assets, time on market and sale price compared to valuation. If we fail to satisfy applicable performance metrics or perform in a manner satisfactory to our customers, such customers may reduce the services they acquire from us or otherwise terminate us as a provider.
We entered into a brokerage agreement with Rithm’s licensed brokerage subsidiary. If the agreement is terminated, expires, is breached or if there is a significant reduction in the volume of services that we provide pursuant to such agreement, our business and results of operations could be adversely affected.
On August 28, 2017, Altisource, through its licensed subsidiaries, entered into the Brokerage Agreement with Rithm which extends through August 2025 (“Brokerage Agreement”). Under this agreement and related amendments, Altisource is the exclusive provider (with certain exceptions) of brokerage services for REO associated with the certain MSR through August 2025, irrespective of the subservicer, as long as Rithm owns such MSRs. The Brokerage Agreement may be terminated by Rithm upon the occurrence of certain specified events. Termination events include, but are not limited to, a breach of the terms of the Brokerage Agreement (including, without limitation, the failure to meet performance standards and non-compliance with law in a material respect), the failure to maintain licenses which failure materially prevents performance of the contract, regulatory allegations of non-compliance resulting in an adversarial proceeding against Rithm, voluntary or involuntary bankruptcy, appointment of a receiver, disclosure in a Form 10-K or Form 10-Q that there is significant uncertainty about Altisource’s ability to continue as a going concern, failure to maintain a specified level of cash and an unapproved change of control. Rithm could decide to not renew or extend the term of the Brokerage Agreement upon its termination in August 2025, in which case Rithm may elect to use a brokerage service provider other than the Altisource subsidiaries for some or all of its REO. If any one of these termination events occurs and the Brokerage Agreement is terminated or if the Brokerage Agreement is not renewed or extended Altisource’s business and results of operations could be adversely affected.
In addition, Rithm operational changes, breach of the Brokerage Agreement or other actions that reduce the number of properties converting to REO status could: (i) reduce the volume of services that we provide on the applicable MSRs pursuant to our agreements with Ocwen, and (ii) reduce the volume of services that we provide pursuant to the Brokerage Agreement.
Technology disruptions, failures, defects or inadequacies, delays or difficulties in implementing software or hardware changes, acts of vandalism or the introduction of harmful code could damage our business operations and increase our costs.
We rely on critical technology to provide certain of our services. We rely on our proprietary technology in our Hubzu real estate marketing, Equator, Equator.com, NestRange, LOLA, REALSynergy, RentRange, TrelixTM Connect, Vendorly® and other platforms. Certain of our proprietary technology includes licensed open source and third-party code or may be created or maintained by using low-code or other coding techniques that contain inherent risks. We also leverage third-party technology to provide certain of our services, including using third-party order management and billing technology, and using third-party technology to access data or take actions, such as governmental filings, and externally hosted and managed data centers and operating environments. Disruptions, failures, defects or inadequacies in our technology or third-party technology or related services we utilize, delays or errors in developing or maintaining our technology, or acts of vandalism, misuse or malicious use of our solutions, system attacks or the introduction of malicious code in technology we utilize, or the use of outdated or unsupported open source or third-party code may interrupt or delay our ability to provide products or services to our customers, impact our ability to satisfy performance requirements, or cause the loss, corruption or disclosure of data. We may be a target for network hackers or others with malicious intent due to our storage and processing of consumer information as part of providing our services or as a result of operating public-facing technology platforms, including, for example, our Hubzu marketing platform. Any sustained and repeated disruptions in these services may have an adverse impact on our and our customers’ business and results of operations and, in the case of acts of vandalism or introduction of harmful code, could necessitate improvements to our physical and cybersecurity practices that may require an investment of money, time and resources.
Many of our services and processes require effective interoperation with internal and external technology platforms and services, and failures in such interoperation could have a negative impact on our operations and the operations of our customers.
Further, our customers may require changes and improvements to the systems we provide to them to manage the volume and complexity, laws or regulations of their businesses, or to interoperate with other systems, which changes and improvements may be unfeasible, unsuccessful, costly or time-consuming to implement or may create disruptions in our provision of services to customers. Our customers may refuse to agree to modifications to technology or infrastructure that we provide to them or that interoperate with the technology or infrastructure we provide to them that we may believe are desirable to improve the reliability, performance, efficiency or cost in delivering. Additionally, the improper implementation or use of Altisource technology, such as Equator, by customers could adversely impact the operation of that technology, and potentially cause harm to our reputation, loss of customers, negative publicity or exposure to liability claims or government investigations or actions.
We depend on our ability to use services, products, data and infrastructure provided by third parties to maintain and grow our businesses.
We rely on certain third parties to provide services, products and solutions including certain data, infrastructure, technology, systems and functionality including a third-party hosted and managed data center and operating environment (collectively, “Inputs”) critical to our services, including our Hubzu real estate marketing, Equator, Field Services, NestRange, RentRange, Trelix Connect, Vendorly, and other solutions. The failure of such third parties to provide or make available the Inputs in accordance with applicable requirements could negatively impact our ability to provide our services or perform transactions and to meet our obligations. In addition, these third parties could cease providing or reduce the availability, type, details or other aspects of the Inputs, and change the pricing, performance or functionality of the Inputs. If such Inputs become unavailable or too expensive and we are unable to obtain suitable alternatives and efficiently and effectively integrate these alternatives into our service offerings or infrastructure, we could experience service disruptions, increased costs and reduced quality of our services.
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
As part of our business we collect, store, process, transfer and dispose in tangible and electronic forms customer, consumer, vendor and employee personal information (“PI”). We and our vendors rely on processes that are intended to provide necessary notices regarding the collection, storage, processing and destruction of PI, and to permit subjects to exercise their legal rights concerning their PI in our possession. If those processes are not sufficient or experience an error or other disruption, we or our vendors may fail to comply with applicable requirements concerning PI. In addition, we rely on the security of our facilities, networks, databases, systems and processes and, in certain circumstances, third parties, such as vendors, to protect PI. If our controls and those of our customers or vendors are not effective, are outdated or do not exist, or if we fail to detect or respond to attacks or intrusions, unauthorized parties may gain access to our networks or databases or information, or those of our customers or vendors with which we interconnect or share information, and they may be able to steal, publish, delete, or modify PI. In addition, employees may intentionally or inadvertently cause data or security breaches that result in unauthorized release of such PI. Further, our efforts to delete or destroy PI may not be consistent with our disclosed policies or may not be successful, resulting in the theft or unintentional disclosure of PI, including when disposing of media on which PI may be stored. In such circumstances, our business could be harmed and we could be liable to our customers, employees or vendors, or to regulators, consumers or other parties, as well as be subject to notification requirements or regulatory or other actions for breaching applicable laws or failing to adequately protect such information. This could result in costly investigations and litigation, civil or criminal penalties, large scale remediation requirements, operational changes or other response measures, significant penalties, fines, settlements, costs, consent orders, loss of consumer confidence in our security measures and negative publicity.
The inadequacy, disruption or failure of our business continuity or disaster recovery plans and procedures in response to significant business or system disruption could adversely affect our business.
Our business continuity and disaster recovery plans and other adjustments to business may not be sufficient to anticipate impacts of, or address or adequately recover from, business interruptions or a pandemic, or may not be implemented on a timely or error free basis in response to business interruptions or a pandemic, resulting in negative operational impacts and errors.
The insurance underwriting loss limitation methods we use could fail.
Altisource, through its subsidiary Association of Certified Mortgage Originators Risk Retention Group, Inc., provides certified loan insurance to its customers. Altisource reduces a portion of its risk of insurance loss through third-party reinsurance. The incidence and severity of claims against insurance policies are inherently unpredictable. Although we attempt to manage our exposure to insurance underwriting risk through the use of disciplined underwriting controls and the purchase of third-party reinsurance, we maintain first loss exposure and the frequency and severity of claims could be greater than contemplated in our pricing and risk management methods and our controls and mitigation efforts may not be effective or sufficient.
We also face counterparty risk when purchasing reinsurance from third-party reinsurers. The insolvency or unwillingness of any of our present or future reinsurers to contract with us or make timely payments to us under the terms of our reinsurance agreements could have an adverse effect on us. Further, there is no certainty that we will be able to purchase the amount or type of reinsurance we desire in the future or that the reinsurance we desire will be available on terms we consider acceptable or with reinsurers with whom we want to do business.
Under certain material agreements to which we are currently a party or into which we may enter in the future, the formation by shareholders of Altisource of a “group” with ownership of Altisource capital stock exceeding a defined percentage may give rise to a termination event or an event of default.
Under certain of our material agreements a change of control would be deemed to occur if, among other things, a “group” (as that term is used in Sections 13(d) and 14(d) of the Exchange Act) is formed by shareholders holding beneficial ownership of a defined percentage of the combined voting power or economic interest of our capital stock. The Brokerage Agreement with Rithm’s licensed brokerage subsidiary contains a similar provision, and we may enter into material agreements in the future that contain similar provisions. The formation of a “group” could occur without the involvement of or input by us, and we are not in a position to prevent such an event from occurring. Such a change of control could constitute a termination event or an event of default under these agreements.
Risks Related to Human Capital
The majority of our employees and contractors work from locations other than in our facilities, which could negatively impact our control environment or productivity and create additional risks for our business, including increasing our risk for cybersecurity breaches or failures.
A significant portion of our workforce works from locations other than our facilities (“Remote Work Environment”). We may incur significant costs associated with the Remote Work Environment and we may not be able to increase our fees to cover the additional costs. Employing a Remote Work Environment could decrease workforce productivity, including due to a lower level of oversight, supervision or monitoring, increased distractions, impediments to real-time communication or other challenges to effective collaboration, use of slower residential internet connections, the instability, inadequacy or unavailability of our network, unstable electrical services or unreliable internet access. We also may face increased data privacy and security risks resulting from the use of non-Altisource networks to access information and to provide services.
Additional risks to our systems and data as well as customer, vendor and borrower data include increased phishing activities targeting our workforce, vendors and counterparties in transactions and the possibility of attacks on our systems or systems of our remote workforce. A Remote Work Environment could also negatively impact certain controls, such as our financial reporting systems, internal control over financial reporting and disclosure controls and procedures, and controls designed to detect or prevent misconduct. If any reduction in productivity or data privacy or cybersecurity failures or breaches or issues with our controls occurs, we may incur additional costs to address such issues and our financial condition and results may be adversely impacted.
In addition, our Remote Work Environment may result in difficulties creating and maintaining accurate records of where our employees are working from. Such uncertainty in employee location may subject us to risks related to certain state taxes or maintaining certain state licenses.
We rely on vendors for many aspects of our business. If our vendor oversight activities are ineffective, we may fail to meet customer or regulatory requirements. We may face difficulties sourcing required vendors or supplies or managing our relationships with vendors.
We rely on vendors to provide goods and services in relation to many aspects of our operations, including field services providers and certain providers of web-based services or software as services. Our dependence on these vendors makes our operations vulnerable to the unavailability of such vendors, the pricing and quality of services and products offered by such vendors, solvency of those vendors, security failures of those vendors, deficiencies and failures of business continuity and disaster recovery plans and efforts of such vendors, and such vendors’ failure to perform adequately under our agreements with them. In addition, where a vendor provides services or products that we are required to provide under a contract with a customer, we are generally responsible for such performance and could be held accountable by the customer for any failure of performance by our vendors or related defects. If our vendor sourcing efforts are not effective or if we are otherwise not able to secure an appropriate supply and quality of vendors, services or supplies, if vendors are unable to hire or retain employees or acquire supplies or are prohibited or prevented from performing the services or providing the products for which we contract, including as the result of restrictions imposed by state or local governments or health departments, we may be unable to provide services or compliant services or services may become more expensive. If our vendor oversight activities are ineffective, if a vendor fails to provide the services or products that we require or expect or fails to meet contractual requirements, such as service levels or compliance with applicable laws, or a vendor engages in misconduct, the failure or misconduct could negatively impact our business by adversely affecting our ability to serve our customers or subjecting us to litigation and regulatory risk for ineffective vendor oversight. Furthermore, the failure to obtain services or products at anticipated pricing could impact our cost structure and the prices of our services and we may not be able to increase our fees to cover the additional costs. In addition, Altisource may be contractually required by its customers or by applicable regulations to oversee its vendors and document procedures performed to demonstrate that oversight. If we fail to meet such customer or regulatory requirements, or we face difficulties managing our relationships with vendors, we may lose customers or may no longer be granted referrals for certain services or could be subject to adverse regulatory action.
We make extensive use of contractors in certain of our lines of business. If we are required to reclassify contractors as employees, we may incur fines and penalties and additional costs and taxes.

A significant number of contractors provide services in our operations for which we do not pay or withhold any federal, state or local employment tax or provide employee benefits. These contractors may be retained by us or retained by vendors providing services to us. There are a number of tests used in determining whether an individual is an employee or a contractor. There can be no assurance that we are in compliance, or that legislative, judicial or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change, or at least challenge, the classification of our contractors. The United States Internal Revenue Service or other United States federal or state authorities or similar authorities of a foreign government may determine that we or our vendors have misclassified our contractors for employment tax or other purposes and, as a result, seek additional taxes from us, require us to pay certain compensation or benefits to wrongly classified employees, or attempt to impose fines or penalties. In addition, contractors, or contractors or employees of our vendors, may assert claims that they are our employees and seek to recover compensation, benefits, damages and penalties from us. If we are required to pay employer taxes, pay backup withholding compensation, benefits, damages or penalties with respect to or on behalf of our contractors or contractors or employees of our vendors, our operating costs will increase.
We could have conflicts of interest with Ocwen, Rithm, Deer Park Road Management Company L.P., or affiliates of the foregoing, and/or certain of our shareholders, members of management, employees and members of our Board of Directors, which may be resolved in a manner adverse to us.
We have significant business relationships with and provide services to Ocwen and to Rithm, and have business relationships with certain companies in which William C. Erbey has invested. We also have a revolving credit facility with a fund managed by Deer Park Road Management Company L.P (“Deer Park”), and Deer Park owns Altisource debt as a lender pursuant to our senior secured term loan agreement, as amended and restated with an effective date of February 14, 2023 (the “Amended Credit Agreement”). Deer Park and William C. Erbey have disclosed that they own equity interest in Altisource representing approximately 24% and 38%, respectively, of Altisource’s outstanding common stock as of December 31, 2022. In addition, as of February 22, 2023, Deer Park holds 466,723 warrants entitling it to purchase an equal number of shares of Altisource common stock, subject to potential reduction prior to February 14, 2024. As of February 14, 2023, Deer Park owned approximately 18% of Altisource’s debt under the Amended Credit Agreement. Certain members of our management and independent members of our Board of Directors (or entities affiliated with such Board of Directors members) have direct or beneficial equity interests in Ocwen or in Rithm, including in one instance, equity interests in Ocwen (estimated to be approximately 11%) and Altisource (approximately 24%) as well as debt of both of these parties, equity interests in Rithm (less than 1%) and equity interest in Deer Park. Such interests and relationships could create, or appear to create, potential conflicts of interest with respect to matters potentially or actually involving or affecting us and Ocwen, Rithm, Deer Park, William C. Erbey or their affiliates. There can be no assurance that we will implement measures that will enable us to manage such potential conflicts. There can be no assurance that any current or future measures that may be implemented to manage potential conflicts will be effective or that we will be able to manage or resolve all potential conflicts with Ocwen, Rithm, Deer Park, William C. Erbey or their affiliates and, even if we do, that the resolution will be no less favorable to us than if we were dealing with another third-party that has none of the connections we have with Ocwen, Rithm, William C. Erbey or Deer Park. There can be no guarantee that we will be able to continue to implement appropriate measures to manage these potential conflicts of interest.
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
To maintain our substance and leadership as a Luxembourg company, we seek to convene at least one Board of Directors meeting in Luxembourg each year and our executive management is largely based in Luxembourg. The travel required by our directors to Luxembourg, and potential future restrictions on and requirements for such travel, may serve as an impediment to attract and retain directors and director candidates. Our Luxembourg location can also make it difficult to attract and retain executive officers and other senior leadership and to achieve diversity and succession planning in such roles.
We may face difficulties to attract, motivate and retain skilled employees.

Our business is labor intensive and places significant importance on our ability to recruit, engage, train and retain skilled employees. Additionally, demand for qualified professionals with experience in certain businesses or technologies may exceed available supply. Our ability to recruit and train employees is critical to achieving our growth objective. Further, some of our business operations require recruiting and retaining employees with certain professional licenses, particularly in the United States. An increase in demand for professionals licensed to work in our origination, real estate brokerage and auction, and default business, and significant turnover in those areas, may negatively impact our ability to attract and retain such professionals. We face inflationary wage pressures which may continue for an extended period. We may continue to encounter significant challenges in attracting and retaining employees as needed to satisfy demand or growth expectations for our services, or to be able to limit compensation related costs to make operations economically viable. We may not be able to attract and retain skilled employees. We may face an increase in wages or other costs of attracting, training or retaining skilled employees. In addition, attrition of current employees may negatively impact our ability to provide services of a quality or volume that satisfy applicable contractual obligations or that support our planned growth or expansion of services.
The presence of our operations in multiple countries subjects us to risks endemic to those countries.
We have employees and operations outside of the United States, in countries such as Luxembourg, India and Uruguay. The occurrence of natural disasters, epidemics or other health emergencies, or political or economic instability impacting these countries, could interfere with work performed by these labor sources or could result in us having to replace or reduce these labor sources.
We operate in jurisdictions that have experienced corruption, bribery and other similar practices from time-to-time. We are subject to the Foreign Corrupt Practices Act and similar anti-corruption laws in other jurisdictions, and the failure to comply with these laws could result in substantial penalties.
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
As part of our business and financial planning, we make assumptions about the quantity and timing of services that our customers and prospect customers will order from us. In many instances, however, our customers may not be obligated to acquire our services or may only be obligated to acquire our services to the extent the customer can make use of such services. Our volume of sales may not materialize to the extent our customers or prospect customers elect to use providers of services other than us, or if economic or industry conditions exist such that our customers or prospect customers do not require the assumed quantity of services or reduce the fees paid for the services. For example, economic conditions and restrictions instituted by governmental authorities, GSEs, servicers or investors may negatively impact the quantity or timing of customer demand for our services despite the existence of an agreement. Our customers may use more than one provider for given services resulting in such customers varying over time the quantity or mix of services acquired from us versus other providers. Even in cases where our customer contracts require minimum purchases by a customer, we may be unable or we may determine that it is inadvisable for us to seek to enforce or collect upon the contractual minimums.
We may fail to adapt our services to changes in technology or in the marketplace related to mortgage servicing or origination, changing requirements of governmental authorities, GSEs and customers. Customers may seek to reduce reliance upon the number of service providers.
The markets for our services are characterized by constant technological and other changes, our customers’ and competitors’ frequent introduction of new services, and evolving industry standards and government regulations. We are currently in the process of, and from time to time will be, developing and introducing new services and technologies and improvements to existing services and technologies. Our future success will be significantly affected by our ability to complete our current efforts and in the future enhance, our services and technologies, and to develop and introduce new services that address the increasingly sophisticated needs of our customers and their customers, as well as our ability to reduce costs by relying on cloud architecture and other infrastructure advancements. These efforts may include implementing new real estate auction and marketing capabilities, as well as technological and other modifications to increase efficiency and flexibility in supplying our default-related and origination services. These initiatives carry the risks associated with any new service development effort, including cost overruns, delays in delivery and performance effectiveness. There can be no assurance that we will continue with our current efforts and be successful in developing, enhancing, marketing, selling and implementing new and improved services. In addition, we may experience difficulties that could delay or prevent the successful development, enhancement, introduction and marketing of these services. Our services and their enhancements may also not adequately meet the demands of the marketplace or governmental authorities and achieve market acceptance.
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
Historically, our strategy has included the acquisition of complementary businesses from time to time. In the future, we may consider acquisitions of or merger with other businesses that we believe could complement our business, offer us greater access in our current markets or offer us greater access and expertise in other asset types and markets that are related to ours, but we do not currently serve. Our ability to pursue additional acquisitions in the future depends on our access to sufficient capital (equity and/or debt) to fund the acquisition and subsequent integration. Because of the obligations to maintain a minimum cash threshold in the Cooperative Brokerage Agreement and restrictions in our Amended Credit Agreement, we may not be able to secure adequate capital as needed on terms that are acceptable to us, or at all.
When we acquire new businesses, we may face a number of integration risks, including a loss of focus on our daily operations, the need for additional management, constraints on operating resources, constraints on financial resources from integration and system conversion costs, and the inability to maintain key pre-acquisition relationships with customers, suppliers and employees. We may have particular integration risks as we are a Luxembourg-domiciled company, resulting in numerous changes that may need to be made immediately or promptly following closing of such an acquisition. In addition, any acquisition may result in the incurrence of additional amortization expense of related intangible assets, which could reduce our profitability.
Failure to properly and timely integrate any acquired business may result in our inability to realize the expected value from the acquisition, which can lead us to generate less revenue and/or earnings than anticipated, and/or sell or otherwise dispose of the acquired business at a loss.
Risks Related to Our Industry
Changes in economic and market conditions that reduce residential real estate sales or values or mortgage origination volumes could negatively impact demand for our services.
Economic or market fluctuations such as a decrease in sales or sales prices of residential properties or an increase in sales transaction timelines could reduce the demand for certain of our services related to marketing and real estate sale transactions, including services ancillary to such transactions, such as closing services and title insurance services. Typically, the volume of residential property sales decline and transaction timelines increase as residential mortgage interest rates increase, financing options and availability for borrowers decline or consumer confidence falls. A reduction in the volume of real estate transactions or the sales price of real estate could negatively impact our residential real estate brokerage and auction businesses which earn commission fees that are generally set as a percentage based on the property sale price. Demand for services from other businesses, such as mortgage origination, valuation, title and closing, may also decline as a result of a reduction in real estate transaction volumes including from increasing residential mortgage interest rates. Home price appreciation typically increases equity in the borrowers’ homes providing borrowers with more options to avoid foreclosure and, therefore, reducing foreclosure auction and REO referrals and ancillary services such as closing and title insurance services.
Economic or market fluctuations that reduce the volume or value of residential mortgage origination or re-financings could decrease the demand for our mortgage origination and mortgage insurance related services, including those provided to members of the Lenders One mortgage cooperative. An increase in residential mortgage interest rates or a decline in financing available for borrowers as a result of an inflationary environment or government action responding to the same could result in a decrease in such demand. Increasing housing prices could also reduce the number of sale transactions resulting in a decrease in new mortgage origination.
A reduction in residential mortgage delinquencies, defaults or foreclosures in the United States can negatively affect demand for certain of our services.

We provide certain services to residential mortgage servicers and subservicers, as well as government sponsored entities, federal agencies and others, to protect, preserve, manage and potentially dispose of properties securing residential mortgage loans, when such loans become delinquent, default, undergo foreclosure or become a REO asset. Rates of residential mortgage delinquencies, defaults and foreclosures can be negatively impacted by numerous factors, including strengthening economic conditions, increasing housing equity from rising home values, decreasing residential mortgage interest rates, a reduction in the number of residential mortgages outstanding or a reduction in home ownership levels or governmental or servicer action. National servicing standards, federal and state government scrutiny and regulation, requirements specifying loan loss mitigation, modification and foreclosure procedures, rules instituted by governmental authorities, GSEs, servicers or investors preventing actions related to loan delinquencies and foreclosures, including moratoriums on foreclosures and mortgage payment forbearance plans, may also reduce the number of mortgage loans entering the foreclosure process or suspend pending foreclosure and eviction actions. Such conditions could negatively impact demand for our default services. Reductions in the rates of residential mortgage delinquencies, defaults, foreclosures and REO would likely reduce demand for our services related to non-judicial foreclosures, inspecting, maintaining, valuing, marketing and selling such assets.
If faced with an extended period of decline in demand for and revenue from certain of our services as a result of economic conditions or due to government, GSE, servicer or investor restrictions related to loan delinquencies and foreclosures, including moratoriums on foreclosures and mortgage payment forbearance plans, we may be unable to sufficiently adjust our cost structure, in our operations that provide such impacted services or at the corporate level, to avoid negative impacts to net revenue or profits. We also may be unable to maintain our ability to offer such services in the future. The expiration dates of certain requirements that impact demand for our services may be indefinite or extended in the future making it difficult to predict when such requirements may end. In response to such conditions, we may be required to modify or suspend such operations which could negatively impact our ability to timely respond to an increase in demand for such services or to provide such services in the future, or which could cause us to incur significant expense to restart or scale such services in response to an increase in demand.
Developments that impact residential foreclosures or the supply, sale price or sale of REO could negatively affect demand for certain of our default-related services and negatively impact our ability to meet certain contractual performance metrics.
Reduction in residential foreclosures or the supply or sales of REO in the United States could reduce the demand for and volume of certain of our services, including foreclosure trustee, foreclosure auction, REO asset management, REO property inspection and preservation, real estate brokerage, real estate auction and marketing services, as well as sales of REO, especially in cases where more desirable properties are sold at foreclosure auctions and do not convert to REO. For example, we anticipate that the continuing impact of foreclosure and eviction moratoriums and residential mortgage loss mitigation requirements will extend the period of reduced foreclosure sales and supply of foreclosure auctions and REO we receive from our customers through the middle of 2024 compared to historical levels. Due to this timing, we anticipate that our later stage foreclosure auction and REO asset management services will not fully benefit from the 2022 higher foreclosure initiations until late 2023 or early 2024, but it is possible that this estimate will not materialize at the level anticipated or at all. The reduced supply of REO or sales of REO could also impact our ability to meet certain contractually required service metrics, including those metrics tied to satisfying certain conversion percentage requirements as the size of the applicable population declines and the population of REO that remains is often the most difficult to sell. Reduced volumes may make it more difficult to provide services in an economic manner, undermine beneficial efficiencies, and increase the risks and costs of securing vendors to provide required services and products on a smaller scale.
We may not be able to effectively manage rapid or unanticipated increases in foreclosures or the supply, sale price or sale of REO which could negatively impact our ability to satisfy service level metrics that are tied to conversion rates or other percentage requirements. For example, if a service metric specifies that a certain percentage of the total population of REO is to be sold within a defined period of time, a rapid increase in the total REO population may increase the risk of failing to meet the defined percentage metric during the period required to prepare the newly added REO to be marketed.
Some of the service metrics which may be impacted include those related to REO conversion rates, aging of REO, time on market and sale price compared to valuation. If we fail to satisfy applicable performance metrics or perform in a manner satisfactory to our customers, such customers may reduce the services they acquire from us or otherwise terminate us as a service provider.
Risks Related to Our Common Stock
We may never pay dividends on our common stock so any returns would be limited to the potential appreciation of our stock.
We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate we will declare or pay any cash dividends for the foreseeable future. In addition, the terms of any future debt agreements may preclude us from paying dividends. Any return to stockholders will therefore be limited to the potential appreciation of their stock.
We may take advantage of specified reduced disclosure requirements applicable to a “smaller reporting company” under Regulation S-K, and the information that we provide to stockholders may be different than they might receive from other public companies.
We are a “smaller reporting company,” as defined under Regulation S-K. As a smaller reporting company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include, among other things, scaled disclosure requirements, including simplified executive compensation disclosures in our filings, exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that an independent registered accounting firm provide an attestation report on the effectiveness of internal control over financial reporting and certain other decreased disclosure obligations in our SEC filings.
We intend to continue to take advantage of certain of the scaled disclosure requirements of smaller reporting companies. We may continue to take advantage of these allowances until we are no longer a smaller reporting company. Therefore, the information that we provide stockholders may be different than one might get from other public companies. Further, if some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares of common stock and the market price of such shares of common stock may be more volatile.
Although we are currently eligible to file new short form registration statements on Form S-3, we cannot guarantee we will remain eligible to do so. If we were to lose such eligibility, it may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.
Form S-3 permits eligible issuers to conduct registered offerings using a short form registration statement that allows the issuer to incorporate by reference its past and future filings and reports made under the Exchange Act. In addition, Form S-3 enables eligible issuers to conduct primary offerings “off the shelf” under Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”). The shelf registration process, combined with the ability to forward incorporate information, allows issuers to avoid delays and interruptions in the offering process and to access the capital markets in a more expeditious and efficient manner than raising capital in a standard registered offering pursuant to a registration statement on Form S-1. The ability to newly register securities for resale may also be limited as a result of the loss of Form S-3 eligibility with respect to such registrations.
SEC regulations limit the amount of funds we may raise during any 12-month period pursuant to our shelf registration statement on Form S-3
Our public float was less than $75 million as of the date of filing of this Annual Report on Form 10-K. As a result, under General Instruction I.B.6 to Form S-3, the amount of funds we can raise through primary public offerings of securities, in any 12-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of our common stock held by our non-affiliates. We are subject to this limitation until such time as our public float exceeds $75 million. If we are required to file a new registration statement on another form, we may incur additional costs and be subject to delays due to review by the SEC.
The market price and trading volume of our stock may be volatile.
The market price of our common stock could be subject to significant fluctuations. Stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies or our sector. These broad market fluctuations, in addition to our operating performance, may also adversely affect the trading price of our common stock.
If we issue common stock, warrants or other securities, the trading price of our common stock or other Company securities could experience significant volatility or be negatively impacted.
In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management’s attention and resources, which could significantly impact our profitability and reputation.
Owners of our securities could be diluted.
We may issue new shares of common stock or other forms of securities which could dilute the economic and voting interests of current shareholders. We may issue warrants and holders of outstanding warrants may exercise their warrant rights to acquire

Company securities, which actions would dilute the economic and voting interests of current shareholders. We may fail to make sufficient prepayments of our existing term loans under the Amended Credit Agreement in advance of the applicable deadline to reduce the number of shares of common stock which could be acquired by the holders of warrants issued in connection with the Amended Credit Agreement, which would dilute the economic and voting interests of current shareholders.
Risks Related to Financing, Our Indebtedness and Capital Structure
If we are unable to generate sufficient cash flow or access the capital markets or our borrowing capacity is reduced, our liquidity and competitive position will be negatively affected.
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
In addition, our liquidity would be adversely affected by any inability to access the capital markets, volatility in the capital markets, unforeseen outflows of cash, funding for contingencies and increased regulatory liquidity requirements.
Our ability to borrow money could be limited, or our cost of borrowing could increase, due to volatility in the capital markets, worsening terms on which credit is available or limitations in our loan agreements. In addition, our financial results, reduced revenue or cash flow, or volatility in the markets which we support, could negatively impact our customer and prospective customer relationships, as well as our ability to borrow or our ability to continue to satisfy the covenants and terms of our loan agreements. If we were to have a default under our loan agreements, we would not be able borrow additional funds under our existing agreements and our lenders could seek to enforce the remedies available to them under our loan agreements. A reduction in our ability to borrow funds to support our operations or a reduction in cash flow would also reduce our ability to pursue our business strategy to diversify and grow our customer base.
Our primary source of liquidity is cash flows from operations and unrestricted cash. Our level of debt and the variable interest rate on our term loan makes us sensitive to the effects of our current financial performance and interest rate increases; our level of debt and provisions in our Amended Credit Agreement and revolving credit facility could limit our ability to react to changes in the economy or our industry.
Our term loans under the Amended Credit Agreement make us more vulnerable to changes in our results of operations because a portion of our cash flows from operations is dedicated to servicing our debt and is not available for other purposes. Our term loans under the Amended Credit Agreement, and the revolving credit facility (amended with an effective date of February 14, 2023 (the “Revolver”)), are secured by virtually all of our assets and from time to time may trade at a substantial discount to face value.
Our ability to raise additional debt is limited, and in many circumstances is subject to lender approval and could require modification of certain of the loan agreements. The provisions of our Amended Credit Agreement could have other negative consequences to us including the following:
•limiting our ability to borrow money for our working capital, capital expenditures and debt service requirements or other general corporate purposes;
•limiting our flexibility in planning for, or reacting to, changes in our operations, our business or the industry in which we compete;
•requiring us to use 50% of our excess cash flow, as defined in the Amended Credit Agreement, to repay debt;
•requiring us to use 75% of the first $50 million of net proceeds received from equity issuances or capital contributions to repay debt; and
•placing us at a competitive disadvantage by limiting our ability to invest in our business
Our ability to make payments on our indebtedness depends on our ability to generate cash in the future. As a result of the foreclosure and eviction moratoriums related to the COVID-19 pandemic, and declining origination volumes in the recent rising interest rate environment, our cash flows were and remain severely impacted. There can be no assurance that we will be able to achieve pre-COVID-19 levels of revenues and cash flows (adjusted for businesses sold or discontinued). If we do not generate sufficient cash flows and do not have sufficient cash on hand to meet our debt service and working capital requirements, we may need to seek additional financing, raise equity or sell assets, and our ability to take these actions may be limited by the terms of the Amended Credit Agreement, Revolver or the market. We may not be able to refinance our existing indebtedness when it becomes due or obtain alternative financing on terms that are acceptable to us, or at all. Without any such financing, we could be forced to sell assets or reduce costs under unfavorable circumstances to make up for any shortfall in our payment obligations. Even if necessary, we may not be able to sell assets or reduce costs quickly enough or for sufficient amounts to enable us to meet our obligations. Failure to meet our debt service requirements could result in an event of default under our loans agreement which, if not cured or waived, would result in the holders of the defaulted debt causing all outstanding amounts with respect to that debt to be immediately due and payable and potentially permitting lenders to execute applicable security interests, negatively impacting our future operations or ability to engage in other favorable business activities. An event of default under the loan agreements would provide certain of our customers, including Ocwen and Rithm, with the ability to terminate our agreements.
In addition, our Amended Credit Agreement contains covenants that limit our flexibility in planning for, or reacting to changes in, our business and our industry, including limitations on incurring additional indebtedness, making investments, adding new product lines, disposing or selling of assets, granting liens and merging or consolidating with other companies. Complying with these covenants may impair our ability to finance our future operations or capital needs or to engage in other favorable business activities.
Our failure to comply with the covenants or terms contained in our Amended Credit Agreement or Revolver, including as a result of events beyond our control, could result in an event of default.
Our Amended Credit Agreement requires us to comply with various operational, reporting and other covenants or terms including, among other things, limiting us from engaging in certain types of transactions. If we do not have appropriate controls, or the controls we implement fail or are not effective, we could experience an event of default under our Amended Credit Agreement or Revolver. If we experience an event of default under our Amended Credit Agreement or Revolver that is not cured or waived, it could result in the debt being called and immediately due and payable in full. a going concern uncertainty, which in turn could provide certain of our customers the ability to terminate our agreements and allow the holders of the defaulted debt to cause all amounts outstanding with respect to that debt to be immediately due and payable or choose to execute on applicable security interests. Our assets or cash flows may not be sufficient to fully repay borrowings under our outstanding Amended Credit Agreement and Revolver if accelerated upon an event of default and we may not be able to refinance or restructure the payments on the borrowings under the Amended Credit Agreement and Revolver.
We may be unable to extend the maturity of our Amended Credit Agreement and Revolver from April 2025 to April 2026 if we are unable to raise sufficient funds from the proceeds of issuances of equity interests or from junior indebtedness. We may be unable to repay or refinance the balance of our loans under the Amended Credit Agreement or Revolver upon maturity, particularly if cash from operations fails to significantly improve, assets are not readily available for sale and sold or we are unable to timely refinance on favorable terms or at all.
Our loan agreements require us to repay the outstanding balance due in April 2025, with an option to extend to April 2026 if we make par paydowns from the proceeds of issuances of equity interests or from junior indebtedness totaling at least $30 million on or before February 13, 2024, and there is no continuing default of the loan agreements. We made a paydown in the amount of $20 million in February 2023, leaving an additional paydown of $10 million required on or before February 13, 2024 to be able to extend the maturity date of our debt to April 2026. There can be no assurance that we will be able to generate proceeds of at least $10 million from equity issuances or junior indebtedness within the applicable timeframe to pay down the debt to qualify for the one-year term extension.
If our cash from operations fails to significantly improve, there can be no assurance that our cash balances and other assets readily available for sale and sold would be sufficient to fully repay borrowings under our outstanding Amended Credit Agreement and Revolver upon maturity, or that we will be able to refinance the remaining portion of the debt sufficiently prior to the due date or on terms acceptable to us. If we were to default on our debt, our lenders could take action adverse to our interests under the terms of the loan agreements, including seeking to take possession of the applicable collateral. In addition, a default under the loan agreements could constitute a termination event under certain of our client or vendor agreements, which could adversely impact our revenue or cash flow or our ability to provide products and services. Under such circumstances, if we are not able to agree upon a resolution with our lenders, we might seek applicable legal protections including under bankruptcy law, which further could provide certain of our customers or vendors the ability to terminate our agreements. If we refinance the loans under less favorable terms, we may be required to accept a higher interest rate and debt-related costs, as well as additional restrictions and covenants which constrain our ability to finance and operate our business.
We have a significant net operating loss recognized by one of our Luxembourg subsidiaries, Altisource S.à r.l. We may not be able to fully utilize this deferred tax asset before the net operating loss expires.
In connection with a merger of two of the Company’s wholly owned subsidiaries in December 2017, which was recognized at fair value, a net operating loss of $1.3 billion with a 17-year life was generated, creating a deferred tax asset of $342.6 million.

During 2019, the Company recognized a full valuation allowance with respect to this deferred tax asset. If Altisource S.à r.l. is unable to generate sufficient pretax income by 2034, the Company may not be able to fully utilize this deferred tax asset. In addition, changes in our structure or operations could prevent us from fully realizing some or all of the benefit of such deferred tax asset.
We have significant investments in goodwill and intangible assets recorded as a result of prior acquisitions and an impairment of these assets would require a write-down that would reduce our net income.
As a result of prior investments, we have significant goodwill and intangible assets recorded in our financial statements. Goodwill and intangible assets are assessed for impairment annually or sooner if circumstances indicate a possible impairment. Factors that could lead to impairment of goodwill and intangible assets include significant under-performance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization and negative industry or economic trends, among other indications of impairment. If the recorded values of goodwill and intangible assets are impaired, any such impairment would be charged to earnings in the period of impairment. In the event of significant volatility in the capital markets or a worsening of current economic conditions, we may be required to record an impairment charge, which would adversely affect our business and results of operations.
Cash, cash equivalents and escrow funds we hold at financial institutions could be lost and not recoverable.
We hold our cash and cash equivalents, including customer deposits held in escrow accounts pending completion of certain real estate activities, at various financial institutions. These cash balances expose us to purposeful misappropriation of cash by employees or others and unintentional mistakes resulting in a loss of cash which may not be recoverable.
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
Foreign Exchange
We have operations in India, Luxembourg and Uruguay which may result in us being party to transactions denominated, or incurring obligations, in currencies other than the United States dollar, including, for example, payroll, taxes, facilities-related expenses. Weakness of the United States dollar in relation to these applicable currencies (e.g., Euro, Indian rupee, Uruguayan peso) may increase our costs.
Risks Relating to Luxembourg Organization and Ownership of Our Shares
We are a Luxembourg company. The rights of shareholders under Luxembourg law may differ in certain respects from the rights afforded to shareholders of companies organized under laws in other jurisdictions. It may also be difficult to obtain and enforce judgments against us or our directors and executive officers.
We are a public limited liability company (société anonyme) organized and existing under the laws of, and headquartered in, Luxembourg. As a result, Luxembourg law and our amended and restated articles of incorporation, as amended from time to time (“Articles”) govern the rights of shareholders. The rights of shareholders under Luxembourg law may differ from the rights of shareholders of companies incorporated in other jurisdictions. A significant portion of our assets are owned outside of the United States. It may be difficult for our investors to obtain and enforce, in the United States, judgments obtained in United States courts against us or our directors based on the civil liability provisions of the United States securities laws or to enforce, in Luxembourg, judgments obtained in other jurisdictions including the United States.
A significant challenge of the Luxembourg tax regime or of its interpretation by the Luxembourg tax authorities, or its application of us or our business could have a negative impact us.
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
Our business and the business of our customers are subject to extensive scrutiny and regulation by federal, state and local governmental authorities including the FTC, the CFPB, the SEC, HUD and state and local agencies, including those which license or oversee certain of our auction, real estate brokerage, mortgage services, trustee services, residential mortgage origination services and insurance services, as well as collection and use of personal information. We also must comply with a number of federal, state and local consumer protection laws. We are also subject to various foreign laws and regulations based on our operations or the location of our affiliates as well, including those pertaining to data protection, such as the GDPR. These foreign, federal, state and local requirements can and do change as statutes and regulations are enacted, promulgated or amended. Furthermore, the interpretation or enforcement by regulatory authorities of these requirements may change over time or may not be predictable or consistent with our interpretations or expectations. The creation of new regulatory authorities or changes in the regulatory authorities overseeing applicable laws and regulations may also result in changing interpretation or enforcement of such laws or regulations.
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
From time to time, we may be subject to costly and time-consuming regulatory or legal proceedings that claim legal violations or wrongful conduct, including claims for violations of consumer protection laws, laws concerning PI or third-party intellectual property rights. These proceedings may involve regulators, customers, our customers’ clients, vendors, competitors, third parties or other large groups of plaintiffs and, if resulting in findings of violations, could result in substantial damages or indemnification obligations. Additionally, we may be forced to settle some claims and change our existing practices, services processes or technologies that are currently revenue generating. Certain regulations to which we are subject provide for potentially significant penalties such that even if we believe we have no liability for the alleged regulatory or legal violations or wrongful conduct, we may choose to settle such regulatory or legal proceedings in order to avoid the potentially significant costs of defending such allegations and to further avoid the risk of increased damages if we ultimately were to receive an unfavorable outcome; however, such settlements may also result in further claims or create issues for existing and potential customers. Such proceedings and settlement could increase our costs and expose us to sanctions, including limitations on our ability to provide services, or otherwise reduce demand for our services.
Failure to comply with US sanctions, including blocking certain activities in Sanctioned Countries, could expose us to penalties and other adverse consequences.
Our business activities may be subject to U.S. sanctions laws administered and maintained by the US government, including restrictions or prohibitions on transactions with, or on dealing in funds transfers to/ from certain embargoed jurisdictions (currently, Iran, North Korea, Syria, Cuba, and the Crimea, so-called- Donetsk People’s Republic, and so-called Luhansk People’s Republic regions of Ukraine). We have recently implemented internet protocol (“IP”) address blocking and screening mechanisms to promote compliance with US sanctions rules and regulations, although the blocking and screening mechanisms may not be able to completely block all unwanted IP access. A determination that we have failed to comply with US sanctions, whether knowingly or inadvertently, could result in the imposition of substantial penalties, including enforcement actions, fines, and civil and/or criminal penalties, and may adversely affect our business.
If we fail to timely make required disclosure filings with the U.S. Department of Treasury Financial Crimes Enforcement Network, we could be subject to fines and penalties.
We operate as a title insurance agent through one or more subsidiaries. As a title insurance agent, we are contractually required by insurance underwriters to make Financial Crimes Enforcement Network Currency Transaction Report filings with the U.S. Department of the Treasury in connection with cash real estate transactions in specified United States jurisdictions which satisfy certain requirements (the “Filing Requirements”). Filings pursuant to the Filing Requirements must be made within a specified time period after a subject transaction closes and must be accompanied by certain information concerning the applicable transaction. If our procedures fail to identify transactions which are subject to the Filing Requirements, or if we fail to make required filings or fail to provide the required transaction information, we could be subject to civil, criminal and monetary penalties. The failure to satisfy the Filing Requirements could also cause us to be in breach of our agreements with the title insurance underwriter and could subject us to liability and lead to termination of such agreements.
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
Certain of our services are provided at the direction and pursuant to the identified requirements of our customers, including property preservation, inspection, title, valuations, brokerage, auction, foreclosure and eviction services that are triggered by information provided by our customers. The failure of our customers to properly identify or account for regulatory requirements applicable to the use of our services, in selecting appropriate services for the intended purposes, or in specifying how services are rendered could expose us to significant penalties, fines, litigation, settlements, costs and consent orders.
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
Our operations and intercompany arrangements are subject to the tax laws of various jurisdictions, and we could be obligated to pay additional taxes, which would harm our results of operations.
We conduct our operations in several countries, states and local jurisdictions and may be required to report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The amount of taxes paid in different jurisdictions may depend on the application of the tax laws of the various jurisdictions to our business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations.
We are subject to income, withholding, transaction and other taxes in numerous jurisdictions. Significant judgment will be required in evaluating our tax positions and our worldwide provision for taxes. During the ordinary course of our business, there are many activities and transactions for which the ultimate tax determination may be uncertain. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes, sales taxes and value added taxes against it. Even if we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have an adverse effect on our results of operations or cash flows in the period or periods for which a determination is made.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our principal executive offices are located in leased office space in Luxembourg, Grand Duchy of Luxembourg. Our principal leased offices in other countries as of December 31, 2022 include three offices in the United States and one office each in India and Uruguay.
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
Our businesses are also subject to extensive regulation which may result in regulatory proceedings or actions against us. For further information, see Item 1A of Part I, “Risk Factors” above and Note 22 to the consolidated financial statements.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the NASDAQ Global Select Market under the symbol “ASPS.”
The number of holders of record of our common stock as of March 24, 2023 was 300. We believe the number of beneficial shareholders is substantially greater than the number of holders as a large portion of our common stock is held through brokerage firms.
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
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2023 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.
Issuer Purchases of Equity Securities
On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. As of December 31, 2022, approximately 2.4 million shares of common stock remain available for repurchase under the program. There were no purchases of shares of common stock during the years ended December 31, 2022 and 2021. Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of December 31, 2022, we can repurchase up to approximately $69 million of our common stock under Luxembourg law. Under the Amended Credit Agreement, we are not permitted to repurchase shares except for limited circumstances.
ITEM 6.    [Reserved]

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
Consolidated Results of Operations. This section, beginning on page 35, provides an analysis of our consolidated results of operations for the two years ended December 31, 2022 and 2021.
Segment Results of Operations. This section, beginning on page 39, provides analysis of our business segments’ results of operations for the years ended December 31, 2022 and 2021.
Liquidity and Capital Resources. This section, beginning on page 46, provides an analysis of our cash flows for the two years ended December 31, 2022 and 2021. We also discuss restrictions on cash movements, future commitments and capital resources.
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
Other Matters. This section, beginning on page 51, provides a discussion of customer concentration.
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
Marketplace
Our Marketplace business includes the Hubzu online real estate auction platform and real estate auction, real estate brokerage and asset management services.
Technology and SaaS Products
Our Technology and SaaS Products business includes Equator (a SaaS-based technology to manage REO, short sales, foreclosure, bankruptcy and eviction processes), Vendorly Invoice (a vendor invoicing and payment system),

RentRange (a single family rental data, analytics and rent-based valuation solution), REALSynergy (a commercial loan servicing platform), and NestRange (an automated valuation model and analytics solution).
The Origination segment provides originators with solutions and technologies that span the mortgage origination lifecycle. Within the Origination segment we provide:
Solutions
Our Solutions business includes title insurance (as an agent) and settlement services, real estate valuation services, and loan fulfillment, certification and certification insurance services.
Lenders One
Our Lenders One business includes management services provided to the Best Partners Mortgage Cooperative, Inc., doing business as Lenders One, and certain loan manufacturing and capital markets services provided to the members of the Lenders One cooperative.
Technology and SaaS Products
Our Technology and SaaS Products business includes Vendorly Monitor (a vendor management platform), LOLA (a marketplace to order services and a tool to automate components of the loan manufacturing process), TrelixAI (technology to manage the workflow and automate components of the loan fulfillment, pre and post-close quality control and service transfer processes), ADMS (a document management and data analytics delivery platform), and automated valuation technology.
Corporate and Others includes Pointillist (sold on December 1, 2021), interest expense and costs related to corporate functions including executive, infrastructure and certain technology groups, finance, law, compliance, human resources, vendor management, facilities and risk management.
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
Strategy and Core Businesses
We are focused on becoming the premier provider of mortgage and real estate marketplaces and related technology enabled solutions to a broad and diversified customer base of residential real estate and loan investors, servicers, and originators. The real estate and mortgage marketplaces represent very large markets, and we believe our scale and suite of offerings provide us with competitive advantages that could support our growth. As we navigate the COVID-19 pandemic and its impacts on our business, we continue to evaluate our strategy and core businesses and seek to position our businesses to provide long term value to our customers and stakeholders.
Each of our business segments provides Altisource the potential to grow and diversify our customer and revenue base. We believe these business segments address very large markets and directly leverage our core competencies and distinct competitive advantages. Our business segments and strategic initiatives follow:
Servicer and Real Estate:
Through our offerings that support residential real estate and loan investors and servicers, we provide a suite of solutions and technologies intended to meet their growing and evolving needs. We are focused on growing referrals from our existing customer base and attracting new customers to our offerings. We have a customer base that includes GSEs, asset managers, and several large bank and non-bank servicers including Ocwen and Rithm. We believe we are one of only a few providers with a broad suite of servicer solutions, nationwide coverage and scalability. Further, we believe we are well positioned to gain market share from existing and new customers as they consolidate to larger, full-service providers or outsource services that have historically been performed in-house.

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
Corporate and Others includes Pointillist (sold on December 1, 2021), interest expense and costs related to corporate functions including executive, infrastructure and certain technology groups, finance, law, compliance, human resources, vendor management, facilities, risk management and eliminations between reportable segments. We developed the Pointillist business through our consumer analytics capabilities. During 2019, we created Pointillist as a separate legal entity to position it for accelerated growth and outside investment and contributed the Pointillist business and $8.5 million to it. On May 27, 2021, Pointillist issued $1.3 million in principal of convertible notes to related parties with a maturity date of January 1, 2023. The notes bore interest at a rate of 7% per annum. The principal and unpaid accrued interest then outstanding under the notes (1) would automatically convert to Pointillist equity at the earlier of the time Pointillist receives proceeds of $5.0 million or more from the sale of its equity or January 1, 2023, or (2) are repaid in cash or converted into Pointillist common stock equity based on a $13.1 million Pointillist valuation (at the Lenders’ option) in the event of a corporate transaction or initial public offering of Pointillist. On October 6, 2021, the shareholders of Pointillist, entered into a definitive Stock Purchase Agreement to sell all of the equity interests in Pointillist to Genesys Cloud Services, Inc. (“Genesys”) for $150.0 million. The Purchase Price consisted of (1) an up-front payment of $144.5 million, subject to certain adjustments, (2) $0.5 million deposited into the Working Capital Escrow, with excess amounts remaining after satisfying such deficits (if any) being paid to the sellers, and (3) $5.0 million deposited into an escrow account to satisfy certain Genesys indemnification claims that may arise on or prior to the first anniversary of the sale closing and, at Genesys’ election, any working capital deficits that exceed the Working Capital Escrow, with the balance to be paid to the sellers thereafter. The transaction closed on December 1, 2021 and the notes were converted to Pointillist equity in connection with the transaction. On a fully diluted basis, we owned approximately 69% of the equity of Pointillist. After working capital and other applicable adjustments, we received approximately $106.0 million from the sale of our Pointillist equity and the collection of outstanding receivables, with $102.2 million received at closing, approximately $0.3 million deposited into the Working Capital Escrow and approximately $3.5 million deposited into the Indemnification Escrow. Altisource received the Working Capital Escrow in May 2022. The Indemnification Escrow funds have not yet been received. During the year ended December 31, 2022, the Company recognized a loss of $(0.2) million based on estimated losses from claims expected to be made against the Indemnification Escrow account. During the year ended December 31, 2021, the Company recognized a pre-tax and after-tax gain of $88.9 million from the sale of Pointillist.
COVID-19 Pandemic Impacts
In response to the COVID-19 pandemic, beginning in March 2020, various governmental entities and servicers implemented unprecedented foreclosure and eviction moratoriums, forbearance programs and loss mitigation measures to help mitigate the impact to borrowers and renters. As a result of these measures and other related actions, industrywide foreclosure initiations were 88% lower in 2021, compared to 2019, and foreclosure sales were 76% lower. The Federal government’s foreclosure moratorium expired on July 1, 2021 and the CFPB’s temporary loss mitigation measures expired on December 31, 2021. Despite the expiration of such governmental measures, we believe servicers are proceeding slowly with foreclosure initiations for borrowers in default. Industrywide foreclosure initiations were 368% higher in 2022 compared to 2021, although still 45% lower than the pre-COVID-19 period in 2019. Industrywide foreclosure sales were 39% higher in 2022 compared to 2021, although still 67% lower than the pre-COVID-19 period in 2019. The decline in foreclosure initiations and foreclosure sales throughout the pandemic, partially offset by the restart of the default market, significantly decreased default related referrals to Altisource and continues to negatively impact virtually all of Altisource’s default related services revenue.
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
Share Repurchase Program
On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. As of December 31, 2022, approximately 2.4 million shares of common stock remain available for repurchase under the program. There were no purchases of shares of common stock during the years ended December 31, 2022 and 2021. Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of December 31, 2022, we can repurchase up to approximately $69 million of our common stock under Luxembourg law. Under the Amended Credit Agreement, we are not permitted to repurchase shares except for limited circumstances.
Ocwen Related Matters
During the year ended December 31, 2022, Ocwen was our largest customer, accounting for 41% of our total revenue. Additionally, 6% of our revenue for the year ended December 31, 2022 was earned on the loan portfolios serviced by Ocwen, when a party other than Ocwen or the MSR owner selected Altisource as the service provider.
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
Ocwen has disclosed that Rithm is its largest client. As of December 31, 2022, approximately 17% of loans serviced and subserviced by Ocwen (measured in UPB) were related to Rithm MSRs or rights to MSRs.
The existence or outcome of Ocwen regulatory matters or the termination of the Rithm sub-servicing agreement with Ocwen may have significant adverse effects on Ocwen’s business. For example, Ocwen may be required to alter the way it conducts business, including the parties it contracts with for services, it may be required to seek changes to its existing pricing structure with us, it may lose its non-GSE servicing rights or subservicing arrangements or may lose one or more of its state servicing or origination licenses. Additional regulatory actions or adverse financial developments may impose additional restrictions on or require changes in Ocwen’s business that could require it to sell assets or change its business operations. Any or all of these effects and others could result in our eventual loss of Ocwen as a customer or a reduction in the number and/or volume of services they purchase from us or the loss of other customers.
If any of the following events occurred, Altisource’s revenue could be significantly reduced and our results of operations could be materially adversely affected, including from the possible impairment or write-off of goodwill, intangible assets, property and equipment, other assets and accounts receivable:
•Altisource loses Ocwen as a customer or there is a significant reduction in the volume of services they purchase from us
•Ocwen loses, sells or transfers a significant portion of its GSE or Federal Housing Administration servicing rights or subservicing arrangements or remaining other servicing rights or subservicing arrangements and Altisource fails to be retained as a service provider
•The contractual relationship between Ocwen and Rithm changes significantly, including Ocwen’s sub-servicing arrangement with Rithm expiring without renewal, and this change results in a change in our status as a provider of services related to the Subject MSRs
•Ocwen loses state servicing licenses in states with a significant number of loans in Ocwen’s servicing portfolio

•The contractual relationship between Ocwen and Altisource changes significantly or there are significant changes to our pricing to Ocwen for services from which we generate material revenue
•Altisource otherwise fails to be retained as a service provider.
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
Factors Affecting Comparability
The following items impact the comparability of our results:
•Industrywide foreclosure initiations were 368% higher in 2022, compared to 2021 (although still 45% lower than the pre-COVID-19 period in 2019), as the foreclosure market is beginning to recover following expiration of the Federal government’s foreclosure moratorium on July 31, 2021 and the CFPB’s temporary loss mitigation measures on December 31, 2021
•Industrywide foreclosure sales were 39% higher in 2022, compared to 2021 (although still 67% lower than the same pre-COVID-19 period in 2019)
•On December 1, 2021, the equity interests of Pointillist, a majority owned subsidiary of Altisource, were sold for $150.0 million. On a fully diluted basis, Altisource owned approximately 69% of the equity of Pointillist. After working capital and other applicable adjustments, Altisource received approximately $106.0 million from the sale of its Pointillist equity and the collection of outstanding receivables, with $102.2 million received at closing, approximately $0.3 million deposited into the Working Capital Escrow and approximately $3.5 million deposited into the Indemnification Escrow. We recognized a pre-tax and after-tax (loss) gain of $(0.2) million and $88.9 million from the sale for the years ended December 31, 2022 and 2021, respectively. For the year ended December 31 2021, service revenue from Pointillist was $4.8 million (no comparative amount for the year ended December 31, 2022)
•During the year ended December 31, 2021, Altisource used approximately $20.0 million of the proceeds from the sale of its equity interest in Pointillist to repay the outstanding balance on its revolving line of credit. This revolving line of credit remains available to Altisource according to its terms
•The Company recognized an income tax provision of $5.3 million for the year ended December 31, 2022. The income tax provision for the year ended December 31, 2022 was driven by income tax expense on transfer pricing income from India, no tax benefit on the pretax loss from our Luxembourg operating company, uncertain tax positions and anticipated withholdings tax on current year earnings in India.
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

CONSOLIDATED RESULTS OF OPERATIONS
The following is a discussion of our consolidated results of operations for the years ended December 31, 2022 and 2021. For a more detailed discussion of the factors that affected the results of our business segments in these periods, see “Segment Results of Operations” below.
The following table sets forth information on our consolidated results of operations for the years ended December 31:

(in thousands, except per share data)	2022	% Increase (decrease)	2021

Service revenue
Servicer and Real Estate	$112,132	4	$107,790
Originations	32,364	(44)	58,002
Corporate and Others	—	(100)	4,821
Service revenue	144,496	(15)	170,613
Reimbursable expenses	8,039	23	6,555
Non-controlling interests	585	(54)	1,285
Total revenue	153,120	(14)	178,453
Cost of revenue	131,305	(23)	171,366
Gross profit	21,815	208	7,087
Operating expense (income):
Selling, general and administrative expenses	54,755	(18)	67,049
Loss (gain) on sale of business	242	100	(88,930)
(Loss) income from operations	(33,182)	(215)	28,968
Other income (expense), net:
Interest expense	(16,639)	14	(14,547)
Other income, net	2,254	161	864
Total other income (expense), net	(14,385)	(5)	(13,683)

(Loss) income before income taxes and non-controlling interests	(47,567)	(411)	15,285
Income tax provision	(5,266)	63	(3,232)

Net (loss) income	(52,833)	N/M	12,053
Net income attributable to non-controlling interests	(585)	143	(241)

Net (loss) income attributable to Altisource	$(53,418)	N/M	$11,812

Margins:
Gross profit/service revenue	15%		4%
Income (loss) from operations/service revenue	(23)%		17%

(Loss) earnings per share:
Basic	$(3.32)	N/M	$0.75
Diluted	$(3.32)	N/M	$0.74

Weighted average shares outstanding:
Basic	16,070	1	15,839
Diluted	16,070	—	16,063
_____________________________________
N/M — not meaningful.

Revenue
We recognized service revenue of $144.5 million for the year ended December 31, 2022, a 15% decrease compared to the year ended December 31, 2021. The increase in service revenue in the Servicer and Real Estate segment for the year ended December 31, 2022 was primarily driven by increases across all our Solutions, Marketplace and Technology and SaaS Products businesses as the default market continues to recover. The increase in the Solutions business was driven by revenue growth in all of the businesses except for Field Services. Revenue in the Solutions businesses grew as the default market continues to recover. Revenue in the Field Services declined due to fewer preservation referrals per property. Revenue in the other Solutions businesses grew as the default market began to recover following the expiration of the pandemic related borrower relief measures. The increase in the Marketplace business was driven by a higher number of homes sold, partially offset by lower average sales prices and lower average commission rate from a higher percentage of foreclosure auctions. The increase in the Technology and SaaS Products business was from higher professional services revenue in the Equator business.
The decrease in service revenue in the Origination segment for the year ended December 31, 2022 was primarily driven by the overall market decline in mortgage origination. The decline in Lenders One revenue was lower than the overall market decline as we gained traction with our solutions that are designed to help our members save money. The decline in the Solutions business revenue was greater than the overall market decline as customers transitioned services in-house to retain their employees in some of our Solutions businesses and a greater percentage of revenue in some of these businesses was derived from refinance transactions which declined faster than the market.
The decrease in service revenue in Corporate and Other was from the December 2021 Pointillist sale.
We recognized reimbursable expense revenue of $8.0 million for the year ended December 31, 2022, a 23% increase compared to the year ended December 31, 2021. The increase in reimbursable expense revenue for the year ended December 31, 2022 was largely due to a higher volume of asset resolution and asset management activities.
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
Cost of revenue consists of the following for the years ended December 31:

(in thousands)	2022	% Increase (decrease)	2021

Compensation and benefits	$48,064	(31)	$69,990
Outside fees and services	55,979	(16)	66,386
Technology and telecommunications	16,937	(33)	25,273
Reimbursable expenses	8,039	23	6,555
Depreciation and amortization	2,286	(28)	3,162

Total	$131,305	(23)	$171,366
We recognized cost of revenue of $131.3 million for the year ended December 31, 2022, a 23% decrease compared to the year ended December 31, 2021. Compensation and benefits for the year ended December 31, 2022 decreased primarily due to cash cost savings measures taken in 2021, the December 2021 sale of Pointillist and from lower service revenue in the Origination segment. Outside fees and services for the year ended December 31, 2022 decreased primarily from lower service revenue in the Origination segment, as discussed in the revenue section above, and from lower Field Services revenue in the Solutions business of the Servicer and Real Estate segment. In addition, the increases in reimbursable expenses were consistent with the changes in reimbursable expense revenue discussed in the revenue section above.
Gross profit increased to $21.8 million, representing 15% of service revenue, for the year ended December 31, 2022 compared to $7.1 million, representing 4% of service revenue, for the year ended December 31, 2021. Gross profit as a percentage of service revenue for the year ended December 31, 2022 increased compared to the year ended December 31, 2021 primarily due to revenue mix with higher revenue from the higher margin businesses in Servicer and Real Estate, the December 1, 2021 Pointillist sale, our COVID-19 cash cost savings measures and lower incentive payments as well as the payment of incentive payments in stock as opposed to cash, partially offset by lower gross profit margin in the Origination business from lower revenue.
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
SG&A expenses consist of the following for the years ended December 31:

(in thousands)	2022	% Increase (decrease)	2021

Compensation and benefits	$22,973	(19)	$28,367
Occupancy related costs	5,000	(46)	9,332
Amortization of intangible assets	5,129	(46)	9,467
Professional services	11,595	14	10,163
Marketing costs	3,107	44	2,157
Depreciation and amortization	1,154	(19)	1,430
Other	5,797	(5)	6,133

Selling, general and administrative expenses	$54,755	(18)	$67,049
SG&A for the year ended December 31, 2022 of $54.8 million decreased by 18% compared to the year ended December 31, 2021. The decrease was primarily driven by lower compensation and benefits, occupancy related costs and amortization of intangible assets. Compensation and benefits for the year ended December 31, 2022 decreased primarily due to cash cost savings initiatives and lower incentive payments as well as the payment of incentive payments in stock as opposed to cash. Occupancy related costs for the year ended December 31, 2022 decreased primarily from facility consolidation initiatives. Amortization of intangible assets for the year ended December 31, 2022 decreased from the completion of the amortization period of certain intangible assets during 2021. The decreases for year ended December 31, 2022 were partially offset by increases in marketing costs from Lenders One convention activities that were cancelled in the first quarter of 2021 due to the pandemic.
Other Operating Income
On December 1, 2021, Altisource sold its equity interest in Pointillist (see subsection Strategy and Core Businesses in MD&A Overview for more details). After working capital and other applicable adjustments, Altisource received approximately $106.0 million from the sale of its Pointillist equity and the collection of outstanding receivables, with $102.2 million received at closing, approximately $0.3 million deposited into the Working Capital Escrow and approximately $3.5 million deposited into the Indemnification Escrow. Altisource received the Working Capital Escrow in May 2022. The Indemnification Escrow funds have not yet been received. During the year ended December 31, 2022, the Company recognized a loss of $(0.2) million based on estimated losses from claims expected to be made against the Indemnification Escrow account. During the year ended December 31, 2021, the Company recognized a pre-tax and after-tax gain of $88.9 million from the sale of Pointillist.
(Loss) income from operations
Loss from operations was $(33.2) million, representing (23)% of service revenue, for the year ended December 31, 2022 compared to income from operations of $29.0 million, representing 17% of service revenue, for the year ended December 31, 2021. (Loss) income from operations as a percentage of service revenue decreased for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily as a result of the gain on sale of business recognized during the year ended December 31, 2021, partially offset by higher 2022 gross profit margins and a greater percentage reduction in 2022 SG&A expenses than the percentage change in revenue, discussed above.
Other Income (Expense), net
Other income (expense), net principally includes interest expense and other non-operating gains and losses.

Other income (expense), net was $(14.4) million for the year ended December 31, 2022 compared to $(13.7) million for the year ended December 31, 2021. The change for the year ended December 31, 2022 is primarily driven by an increase of $(2.1) million in interest expense driven by higher interest rate on our senior secured term loan partially offset by lower average outstanding balance on the Revolver and higher interest income and foreign currency exchange gains.
Income Tax Provision
We recognized an income tax provision of $5.3 million and $3.2 million for the years ended December 31, 2022 and 2021, respectively.
The income tax provision for the year ended December 31, 2022 was driven by income tax expense on transfer pricing income from India, no tax benefit on the pretax loss from our Luxembourg operating company, uncertain tax positions and anticipated withholdings tax on current year earnings in India.
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
Financial information for our segments was as follows:

	For the year ended December 31, 2022
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$112,132	$32,364	$—	$144,496
Reimbursable expenses	7,529	510	—	8,039
Non-controlling interest	—	585	—	585
	119,661	33,459	—	153,120
Cost of revenue	81,148	32,052	18,105	131,305
Gross profit (loss)	38,513	1,407	(18,105)	21,815
Selling, general and administrative expenses	12,057	8,825	33,873	54,755
Loss on sale of businesses	—	—	242	242
Income (loss) from operations	26,456	(7,418)	(52,220)	(33,182)
Total other income (expense), net	4	—	(14,389)	(14,385)

Income (loss) before income taxes and non-controlling interests	$26,460	$(7,418)	$(66,609)	$(47,567)

Margins:
Gross profit (loss) /service revenue	34%	4%	N/M	15%
Income (loss) from operations/service revenue	24%	(23)%	N/M	(23)%
_____________________________________
N/M — not meaningful.

	For the year ended December 31, 2021
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$107,790	$58,002	$4,821	$170,613
Reimbursable expenses	5,846	709	—	6,555
Non-controlling interest	—	1,285	—	1,285
	113,636	59,996	4,821	178,453
Cost of revenue	87,427	49,012	34,927	171,366
Gross profit (loss)	26,209	10,984	(30,106)	7,087
Selling, general and administrative expenses	12,557	5,702	48,790	67,049
Gain on sale of businesses	—	—	(88,930)	(88,930)
Income from operations	13,652	5,282	10,034	28,968
Total other income (expense), net	8	—	(13,691)	(13,683)

Income (loss) before income taxes and non-controlling interests	$13,660	$5,282	$(3,657)	$15,285

Margins:
Gross profit (loss) /service revenue	24%	19%	N/M	4%
Income from operations/service revenue	13%	9%	208%	17%
_____________________________________
N/M — not meaningful.

Servicer and Real Estate
Revenue
Revenue by line of business was as follows for the years ended December 31:

(in thousands)	2022	2021	% Increase (decrease)

Service revenue:
Solutions	$71,686	$69,475	3
Marketplace	29,020	28,009	4
Technology and SaaS Products	11,426	10,306	11
Total service revenue	112,132	107,790	4

Reimbursable expenses:
Solutions	3,203	3,364	(5)
Marketplace	4,326	2,482	74
Total reimbursable expenses	7,529	5,846	29

Total revenue	$119,661	$113,636	5
We recognized service revenue of $112.1 million for the year ended December 31, 2022, a 4% increase compared to the year ended December 31, 2021. We also recognized reimbursable expense revenue of $7.5 million for the year ended December 31, 2022, a 29% increase compared to the year ended December 31, 2021. The increase in service revenue in the Servicer and Real Estate segment for the year ended December 31, 2022 was primarily driven by increases across all our Solutions, Marketplace and Technology and SaaS Products businesses as the default market continues to recover. The increase in the Solutions business was primarily driven by higher revenues from our other Solutions businesses, partially offset by fewer preservation referrals per property in the Field Services business. Revenue in the other Solutions businesses grew as the default market began to recover following the expiration of the pandemic related borrower relief measures. The increase in the Marketplace business was driven by a higher number of homes sold, partially offset by lower average sales prices and lower average commission rate from a higher percentage of foreclosure auctions. The increase in the Technology and SaaS Products business was from higher professional services revenue in the Equator business.
Certain of our Servicer and Real Estate businesses are impacted by seasonality. Revenues from property sales and certain property preservation services are generally lowest during the fall and winter months and highest during the spring and summer months. However, as a result of the pandemic and related measures, the seasonal impact to revenue may not follow historical patterns.
Cost of Revenue and Gross Profit
Cost of revenue consisted of the following for the years ended December 31:

(in thousands)	2022	2021	% Increase (decrease)

Compensation and benefits	$25,786	$29,573	(13)
Outside fees and services	40,235	41,860	(4)
Technology and telecommunications	6,627	9,066	(27)
Reimbursable expenses	7,529	5,846	29
Depreciation and amortization	971	1,082	(10)

Cost of revenue	$81,148	$87,427	(7)
Cost of revenue for the year ended December 31, 2022 of $81.1 million decreased by 7% compared to the year ended December 31, 2021. The decrease in cost of revenue for the year ended December 31, 2022 is primarily driven by lower compensation and benefits primarily due to cash cost savings initiatives and lower incentive payments as well as the payment of incentive payments in stock as opposed to cash and lower technology and telecommunications. The decrease in technology and telecommunications was driven by a change in the terms of the vendor agreement for property management technologies executed in December 2021 and other cost savings initiatives. In addition, outside fees and services decreased from lower Field

Services revenue in the Solutions business, as discussed above. These decreases are partially offset by an increase in reimbursable expenses from a higher volume of asset resolution and asset management activities.
Gross profit increased to $38.5 million, representing 34% of service revenue, for the year ended December 31, 2022 compared to $26.2 million, representing 24% of service revenue, for the year ended December 31, 2021. Gross profit as a percentage of service revenue in 2022 increased compared to 2021 due to our COVID-19 cash cost savings and efficiency measures as well as from revenue mix with higher revenue from the other higher margin default solution businesses.
Selling, General and Administrative Expenses
SG&A expenses consisted of the following for the years ended December 31:

(in thousands)	2022	2021	% Increase (decrease)

Compensation and benefits	$2,594	$14	N/M
Occupancy related costs	931	828	12
Amortization of intangible assets	2,970	7,292	(59)
Professional services	2,711	2,473	10
Marketing costs	1,524	697	119
Depreciation and amortization	12	14	(14)
Other	1,315	1,239	6

Selling, general and administrative expenses	$12,057	$12,557	(4)
_____________________________________
N/M — not meaningful.
SG&A for the year ended December 31, 2022 of $12.1 million decreased by 4% compared to the year ended December 31, 2021. The decrease in SG&A for the year ended December 31, 2021 was primarily due to lower amortization of intangible assets driven by the completion of the amortization period of certain intangible assets during 2021. These decreases were partially offset by higher compensation and benefits for the year ended December 31, 2021 from the assignment of sales and marketing employees to the business segments beginning in January 1, 2022 and higher marketing costs from higher participation in convention activities for the Solutions businesses and related Technology and SaaS Products business.
Income from Operations
Income from operations increased to $26.5 million, representing 24% of service revenue, for the year ended December 31, 2022 compared to $13.7 million, representing 13% of service revenue, for the year ended December 31, 2021. The increase in operating income as a percentage of service revenue for the year ended December 31, 2022 was primarily the result of higher gross profit margins and the percentage reduction in SG&A expenses in excess of the percentage change in revenue, discussed above.

Origination
Revenue
Revenue by business unit was as follows for the years ended December 31:

(in thousands)	2022	2021	% Increase (decrease)

Service revenue:
Solutions	$11,025	$32,745	(66)
Lenders One	20,612	24,492	(16)
Technology and SaaS Products	727	765	(5)
Total service revenue	32,364	58,002	(44)

Reimbursable expenses:
Solutions	510	709	(28)
Total reimbursable expenses	510	709	(28)

Non-controlling interest	585	1,285	(54)

Total revenue	$33,459	$59,996	(44)
We recognized service revenue of $32.4 million for the year ended December 31, 2022, a 44% decrease compared to the year ended December 31, 2021. We also recognized reimbursable expense revenue of $0.5 million for the year ended December 31, 2022, a 28% decrease compared to the year ended December 31, 2021. The decrease in service revenue in the Origination segment for the year ended December 31, 2022 was primarily driven by the overall market decline in mortgage origination. The decline in Lenders One revenue was lower than the overall market decline as we gained traction with selling our solutions that are designed to help our members save money. The decline in the Solutions business revenue was greater than the overall market decline as customers transitioned services in-house to retain their employees in some of our Solutions businesses and a greater percentage of revenue in some of these businesses was derived from refinance transactions which declined faster than the market.
Cost of Revenue and Gross Profit
Cost of revenue consisted of the following for the years ended December 31:

(in thousands)	2022	2021	% Increase (decrease)

Compensation and benefits	$13,955	$21,868	(36)
Outside fees and services	15,744	24,476	(36)
Technology and telecommunications	1,806	1,895	(5)
Reimbursable expenses	510	709	(28)
Depreciation and amortization	37	64	(42)

Cost of revenue	$32,052	$49,012	(35)
Cost of revenue for the year ended December 31, 2022 of $32.1 million decreased by 35% compared to the year ended December 31, 2021. The decrease in cost of revenue for the year ended December 31, 2022 was primarily driven by lower compensation and benefits and outside fees and services driven by the decrease in service revenue discussed above. In addition, the decrease in reimbursable expenses for the year ended December 31, 2022 is consistent with the changes in reimbursable expense revenue discussed in the revenue section above.
Gross profit decreased to $1.4 million, representing 4% of service revenue, for the year ended December 31, 2022 compared to $11.0 million, representing 19% of service revenue, for the year ended December 31, 2021. Gross profit as a percentage of service revenue decreased primarily as costs did not decline at the same rate that revenue declined.

Selling, General and Administrative Expenses
SG&A expenses consisted of the following for the years ended December 31:

(in thousands)	2022	2021	% Increase (decrease)

Compensation and benefits	$2,887	$568	408
Occupancy related costs	543	303	79
Amortization of intangible assets	2,159	2,175	(1)
Professional services	815	934	(13)
Marketing costs	1,569	617	154
Other	852	1,105	(23)

Selling, general and administrative expenses	$8,825	$5,702	55
SG&A for the year ended December 31, 2022 of $8.8 million increased by 55% compared to the year ended December 31, 2021. The increase in SG&A for the year ended December 31, 2022 was primarily due to higher compensation and benefits from the assignment of sales and marketing employees to the business segments beginning in January 1, 2022. In addition, the increase in marketing costs and other for the year ended December 31, 2022 was primarily from Lenders One convention activities that were cancelled in first quarter of 2021 due to the pandemic.
(Loss) income from Operations
Loss from operations was $(7.4) million, representing (23)% of service revenue, for the year ended December 31, 2022 compared to income from operations of $5.3 million, representing 9% of service revenue, for the year ended December 31, 2021. The decrease in operating (loss) income as a percentage of service revenue for the year ended December 31, 2022 was primarily the result of lower gross profit margins and higher SG&A costs, as discussed above.
Corporate and Others
Revenue
Revenue by business unit was as follows for the years ended December 31:

(in thousands)	2022	2021	% Increase (decrease)

Service revenue:
Pointillist	$—	$4,821	(100)
Total service revenue	—	4,821	(100)

Total revenue	$—	$4,821	(100)
We recognized service revenue of $4.8 million for the year ended December 31, 2021 (no comparative amount for the year ended December 31, 2022). The decrease in service revenue for the year ended December 31, 2022 was driven by the December 1, 2021 Pointillist sale.

Cost of Revenue
Cost of revenue consisted of the following for the years ended December 31:

(in thousands)	2022	2021	% Increase (decrease)

Compensation and benefits	$8,323	$18,549	(55)
Outside fees and services	—	50	(100)
Technology and telecommunications	8,504	14,312	(41)
Depreciation and amortization	1,278	2,016	(37)

Cost of revenue	$18,105	$34,927	(48)
Cost of revenue for the year ended December 31, 2022 of $18.1 million decreased by 48% compared to the year ended December 31, 2021. The decrease in cost of revenue for the year ended December 31, 2022 is primarily driven by lower compensation and benefits due to cash cost savings initiatives and the December 1, 2021 Pointillist sale. In addition, technology and telecommunications decreased due to lower service contract costs as a result of the December 1, 2021, Pointillist sale and cost savings initiatives.
Selling, General and Administrative Expenses
SG&A in Corporate and Others include costs related to the corporate functions including executive, finance, technology, law, compliance, human resources, vendor management, facilities, risk management and eliminations between reportable segments.
SG&A expenses consisted of the following for the years ended December 31:

(in thousands)	2022	2021	% Increase (decrease)

Compensation and benefits	$17,492	$27,785	(37)
Occupancy related costs	3,526	8,201	(57)
Professional services	8,069	6,756	19
Marketing costs	14	843	(98)
Depreciation and amortization	1,142	1,416	(19)
Other	3,630	3,789	(4)

Selling, general and administrative expenses	$33,873	$48,790	(31)
SG&A for the year ended December 31, 2022 of $33.9 million decreased by 31% compared to the year ended December 31, 2021. Compensation and benefits for the year ended December 31, 2022 decreased primarily due to cash cost savings initiatives, and from the assignment of sales and marketing employees to the business segments beginning in January 1, 2022. In addition, the decrease in occupancy related costs for the year ended December 31, 2022 is primarily from facility consolidation initiatives.
Other Operating Income
On December 1, 2021, Altisource sold its equity interest in Pointillist (see subsection Strategy and Core Businesses in MD&A Overview for more details). After working capital and other applicable adjustments, Altisource received approximately $106.0 million from the sale of its Pointillist equity and the collection of outstanding receivables, with $102.2 million received at closing, approximately $0.3 million deposited into the Working Capital Escrow and approximately $3.5 million deposited into the Indemnification Escrow. Altisource received the Working Capital Escrow in May 2022. The Indemnification Escrow funds have not yet been received. During the year ended December 31, 2022, the Company recognized a loss of $(0.2) million based on estimated losses from claims expected to be made against the Indemnification Escrow account. During the year ended December 31, 2021, the Company recognized a pre-tax and after-tax gain of $88.9 million from the sale of Pointillist.

Other Income (Expense), net
Other income (expense), net principally includes interest expense and other non-operating gains and losses.
Other income (expense), net was $(14.4) million for the year ended December 31, 2022 compared to $(13.7) million for the year ended December 31, 2021. The change for the year ended December 31, 2022 was primarily driven by an increase of $2.1 million in interest expense driven by higher interest rate on our senior secured term loan partially offset by higher interest income and foreign currency exchange gains.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary source of liquidity has historically been cash flow from operations, cash proceeds from sales of businesses and cash on hand. However, due to governmental and market responses to the COVID-19 pandemic, revenue has declined significantly. The lower revenue, partially offset by cost savings initiatives, resulted in negative operating cash flow from operations for the years ended December 31, 2022 and 2021. To increase our liquidity we entered into a $20.0 million revolving credit facility during the second quarter of 2021 ($15.0 million available as of December 31, 2022). In addition, Altisource’s December 1, 2021 sale of its equity interest in Pointillist increased our liquidity. The Pointillist sale generated approximately $106.0 million in cash, with $102.2 million received at closing, approximately $0.3 million deposited into the Working Capital Escrow and received in May 2022, and approximately $3.5 million deposited into the Indemnification Escrow. Finally, we believe our anticipated revenue growth from the return of the default market, on-boarding sales wins, and revenue mix together with our reduced cost structure, should help reduce negative operating cash flow. We seek to deploy cash generated in a disciplined manner. Principally, we intend to use cash to develop and grow complementary services and businesses that we believe will generate attractive margins in line with our core capabilities and strategy and fund negative operating cash flow. We also use cash for repayments of our long-term debt and capital investments. In addition, from time to time we consider and evaluate business acquisitions, dispositions, closures or other similar actions that are aligned with our strategy.
Credit Agreement
On April 3, 2018, Altisource Portfolio Solutions S.A. and its wholly-owned subsidiary, Altisource S.à r.l. entered into a credit agreement (the “Credit Agreement”) pursuant to which Altisource borrowed $412.0 million in the form of Term B Loans and obtained a $15.0 million revolving credit facility. We terminated the revolving credit facility on December 1, 2021. As of December 31, 2022, the principal balance of the Term B Loans was $247.2 million. The Credit Agreement was amended effective February 14, 2023 (the “Amended Credit Agreement”). The Term B Loans under the Amended Credit Agreement mature in April 2025. The maturity date can be extended by one year, to April 2026, at Altisource’s option if certain par paydowns in the aggregate using proceeds from issuances of equity interest or from junior indebtedness made prior to February 14, 2024 (“Aggregate Paydowns”) total $30 million or more and certain other conditions are satisfied. In February 2023, the Company made payments toward the determination of Aggregate Paydowns of $20 million.
The principal amortization of the Term B Loans under the Amended Credit Agreement is 1% per year through April 2025 and, if applicable, 12% per year paid monthly for the year ended April 2026. All amounts outstanding under the Term B Loans will become due on the earlier of (i) the maturity date described above, and (ii) the date on which the loans are declared to be due and owing by the administrative agent at the request (or with the consent) of the Required Lenders (as defined in the Credit Agreement; other capitalized terms, unless defined herein, are defined in the Credit Agreement) or as otherwise provided in the Credit Agreement upon the occurrence of any event of default.
In addition to the scheduled principal payments, subject to certain exceptions, the Term B Loans are subject to mandatory prepayment upon issuances of debt, certain casualty and condemnation events and sales of assets, as well as 50% of Consolidated Excess Cash Flow, as calculated in accordance with the provisions of the Amended Credit Agreement.
The interest rate on the Term B Loans as of December 31, 2022 was 7.67%, representing the sum of (i) the greater of (x) the Adjusted Eurodollar Rate for a three month interest period and (y) 1.00% plus (ii) 4.00%. Under the Amended Credit Agreement, the Term B Loans bear interest at rates based upon, at our option, the Secured Overnight Financing Rate (“SOFR”) or the Base Rate. SOFR term loans initially bear interest at a rate per annum equal to SOFR plus 5.00% payable in cash plus 5.00% payable in kind (“PIK”). Base Rate loans initially bear interest at a rate per annum equal to the Base Rate plus 4.00% payable in cash plus 5.00% PIK. Base Rate term loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Base Rate and (y) 2.00% plus (ii) 4.00%.
Altisource may incur incremental indebtedness under the Amended Credit Agreement from one or more incremental lenders, which may include existing lenders, in an aggregate incremental principal amount not to exceed $50.0 million, subject to certain conditions set forth in the Amended Credit Agreement. The lenders have no obligation to provide any incremental indebtedness.
The Credit Agreement includes covenants that restrict or limit, among other things, our ability, subject to certain exceptions and baskets, to incur additional debt, pay dividends and repurchase shares of our common stock. Under the Amended Credit Agreement, we are not permitted to repurchase shares except for limited circumstances. In the event we require additional liquidity, our ability to obtain it may be limited by the Credit Agreement.

Revolver
On June 22, 2021 Altisource S.à r.l, a subsidiary of Altisource Portfolio Solutions S.A., entered into a revolving credit facility with a related party, STS Master Fund, Ltd. (“STS”) (the “Revolver”). STS is an investment fund managed by Deer Park. Deer Park owns approximately 24% of Altisource’s common stock as of December 31, 2022 and owns Altisource debt as a lender pursuant to our senior secured term loan agreement, as amended and restated with an effective date of February 14, 2023. Deer Park’s Chief Investment Officer and managing partner was a member of Altisource’s Board of Directors until his resignation on March 1, 2022. The replacement director appointed by the Board of Directors is a current employee of Deer Park. The Revolver was amended effective February 14, 2023 (the “Amended Revolver”). Under the terms of the Amended Revolver, STS will make loans to Altisource from time to time, in amounts requested by Altisource and Altisource may voluntarily prepay all or any portion of the outstanding loans at any time. The Amended Revolver provides Altisource the ability to borrow a maximum amount of $15.0 million. Amounts that are repaid may be re-borrowed in accordance with the limitations set forth below.
The maturity date of the Amended Revolver coincides with the maturity date of the Term B Loans under the Amended Credit Agreement, as it may be extended. The outstanding balance on the Amended Revolver is due and payable on such maturity date.
Borrowings under the Amended Revolver bear interest of 10.00% per annum in cash and 3.00% per annum PIK and are payable quarterly on the last business day of each March, June, September and December. In connection with the Amended Revolver, Altisource is required to pay a usage fee equal to $0.75 million at the initial extension of credit pursuant to the Amended Revolver.
Altisource’s obligations under the Amended Revolver are secured by first-priority lien on substantially all of the assets of the Company, which lien will be pari passu with liens securing the Term B Loans under the Amended Credit Agreement.
The Amended Revolver contains additional representations, warranties, covenants, terms and conditions customary for transactions of this type, that restrict or limit, among other things, our ability to use the proceeds of credit only for general corporate purposes.
As of December 31, 2022, there was no outstanding debt under the Revolver.
Cash Flows
The following table presents our cash flows for the years ended December 31:

(in thousands)	2022	% Increase (decrease)	2021

Net Cash used in operating activities	$(44,888)	26	$(60,405)
Net Cash (used in) provided by investing activities	(767)	(101)	102,762
Net Cash used in financing activities	(2,221)	4	(2,304)
Net (decrease) increase in cash, cash equivalents and restricted cash	(47,876)	(220)	40,053
Cash, cash equivalents and restricted cash at the beginning of the period	102,149	65	62,096

Cash, cash equivalents and restricted cash at the end of the period	$54,273	(47)	$102,149
Cash Flows from Operating Activities
Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net (loss) income. For the year ended December 31, 2022, net cash used in operating activities was $(44.9) million, compared to net cash used in operating activities of $(60.4) million for the year ended December 31, 2021. During the year ended December 31, 2022, the increase in cash used in operating activities was driven by a $24.3 million decrease in net loss excluding the gain (loss) on sale of business partially offset by a $1.5 million decrease in non-cash depreciation, amortization of intangibles, stock based compensation expenses and deferred income tax expenses, and a $7.4 million increase in cash used for working capital. The decrease in net loss excluding the gain on sale of business was primarily due to higher gross profit during the year ended December 31, 2022 from revenue mix with higher revenue from the higher margin businesses in Servicer and Real Estate, our cash cost savings measures, the sale of Pointillist and lower SG&A expenses, partially offset by lower gross profit in the Origination business from lower revenue. The increase in cash used for changes in working capital was primarily driven by higher cash payments for annual incentive compensation bonuses in the first quarter of 2022 by $3.7 million ($0 accrued as of December 31, 2022) and a fourth quarter of 2022 prepayment of insurance premiums of $2.4 million (prior year was paid in the first quarter of 2022). Operating cash flows can be negatively impacted because of the nature of some of our services and the mix of services provided. Certain services are performed immediately following or shortly after the referral, but the collection of the receivable does not occur until a specific event occurs (e.g., the foreclosure is complete, the REO asset is sold, etc.). Furthermore, lower margin services generate lower income and cash flows from operations. Consequently, our cash flows from operations may be negatively impacted when comparing one period to another.
Cash Flows from Investing Activities
Cash flows from investing activities generally include additions to premises and equipment, acquisitions and sales of businesses, and sales of equity securities. Net cash (used in) provided by investing activities was $(0.8) million and $102.8 million for the years ended December 31, 2022 and 2021, respectively. The change in cash provided by investing activities was primarily driven by $104.1 million in proceeds from the sale of businesses for the year ended December 31, 2021, including $101.1 million from the sale of equity in Pointillist and $3.0 million in connection with the second installment from the August 2018 sale of the rental property management business to RESI. In addition, we used $0.9 million for the year ended December 31, 2022 compared to $1.4 million in 2021, for additions to premises and equipment primarily related to investments in the development of certain software applications and facility improvements.
Cash Flows from Financing Activities
Cash flows from financing activities primarily included payments of tax withholdings on issuance of restricted share units and restricted shares, distributions to non-controlling interests, debt repayments and, for the year ended December 31, 2021, included proceeds from issuance of debt and debt issuance costs and the repayment of debt. Net cash used in financing activities were $(2.2) million and $(2.3) million for the years ended December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, we made payments of $(1.1) million and $(1.0) million, respectively, to satisfy employee tax withholding obligations on the issuance of restricted share units and restricted shares. These payments were made to tax authorities, at the employees’ direction, to satisfy the employees’ tax obligations rather than issuing a portion of vested restricted share units and restricted shares to employees. In addition, during the years ended December 31, 2022 and 2021, we distributed $(1.1) million and $(2.0) million, respectively, to non-controlling interests. During the year ended December 31, 2021, we used $(20.0) million for repayments of debt from proceeds from the sale of equity in Pointillist and from proceeds from the sale of RESI common shares as discussed in the cash flows from investing activities section above. During the year ended December 31, 2021, we received proceeds from the issuance of long-term debt of $20.0 million and paid $0.5 million in debt issuance costs in connection with borrowings under the Credit Facility (no comparable amount for the year ended December 31, 2022). During the year ended December 31, 2021, we also received proceeds from the Pointillist convertible notes payable to related parties of $1.2 million (no comparable amount for the year ended December 31, 2022).
Future Uses of Cash
Our significant future liquidity obligations primarily pertain to the maturity of the Amended Credit Agreement, interest expense under the Amended Credit Agreement (see Liquidity section above), distributions to Lenders One members and operating lease payments on certain of our premises and equipment.
Significant future uses of cash include the following:

		Payments Due by Period
(in thousands)	Total	2023	2024-2025	2026-2027

Credit Agreement outstanding balance (1) (2)	$271,293	$20,000	$251,293	$—
Interest expense payments (3)	54,997	22,899	32,099	—
Lease payments	6,415	2,657	3,122	636

Total	$332,705	$45,556	$286,514	$636

______________________________________
(1)    The outstanding balance of our Amended Credit Agreement of $247.2 million is due on April 30, 2025 and can be extended to April 30, 2026 if Aggregate Paydowns made prior to February 14, 2024 total $30 million or more. The table herein reflects a maturity of April 2025 as the Company has not made Aggregate Paydowns of $30 million or more at the time of this filing. The increase in outstanding balance is from the PIK component of our interest expense and is assumed to be paid in kind.

(2)    In the first quarter of 2023, the Company made $20 million of payments toward the determination of Aggregate Paydowns. Such amount is reflected in the 2023 column herein.
(3)    Estimated future interest payments based on the SOFR interest rate as of February 14, 2023, the effective date of the Amended Credit Agreement, and the April 30, 2025 maturity date. Based on the April 30, 2025 maturity date, no interest expense has been included beyond April 30, 2025.
We anticipate to fund future liquidity requirements with a combination of existing cash balances, cash anticipated to be generated by operating activities and, if needed, proceeds from the Amended Revolver. For further information, see Note 12, Note 22 and Note 24 to the consolidated financial statements.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of escrow arrangements.
We hold customers’ assets in escrow accounts at various financial institutions pending completion of certain real estate activities. These amounts are held in escrow accounts for limited periods of time and are not included in the consolidated balance sheets. Amounts held in escrow accounts were $13.2 million and $27.5 million as of December 31, 2022 and 2021, respectively.
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
Servicer and Real Estate
•For property preservation and inspection services and payment management technologies, we recognize transactional revenue when the service is provided.
•For vendor management transactions, we recognize revenue over the period during which we perform the services.
•For loan disbursement review services, we recognize revenue over the period during which we perform the processing services with full recognition upon completion of the disbursements.
•For foreclosure trustee services, we recognize revenue over the period during which we perform the related services, with full recognition upon completion and/or recording the related foreclosure deed. We use judgment to determine the period over which we recognize revenue for certain of these services.
•For the real estate auction platform, real estate auction and real estate brokerage services, we recognize revenue on a net basis (i.e., the commission on the sale) as we perform services as an agent without assuming the risks and rewards of ownership of the asset and the commission earned on the sale is a fixed percentage or amount.

•For SaaS based technology to manage REO, we recognize revenue over the estimated average number of months the REO are on the platform or ratably over the contract period. We generally recognize revenue for professional services as services are provided.
•For loan servicing technologies, we recognize revenue based on the number of loans on the system. We generally recognized revenue from professional services over the contract period.
•Reimbursable expenses revenue related to property preservation and inspection services, real estate sales, title services and foreclosure trustee services is included in revenue with an equal amount recognized in cost of revenue. These amounts are recognized on a gross basis, principally because generally we have control over selection of vendors and the vendor relationships are with us, rather than with our customers.
Origination
•For the majority of the services we provide, we recognize transactional revenue when the service is provided. We recognize membership fees from Lender One members ratably over the term of membership.
•For vendor management oversight SaaS, we recognize revenue over the period during which we perform the services.
Corporate and Others
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
OTHER MATTERS
Customer Concentration
Ocwen
Revenue from Ocwen primarily consists of revenue earned from the loan portfolios serviced and subserviced by Ocwen when Ocwen engages us as the service provider, and revenue earned directly from Ocwen, pursuant to the Ocwen Services Agreements. For the years ended December 31, 2022 and 2021, we recognized revenue from Ocwen of $63.5 million and $55.6 million, respectively. Revenue from Ocwen as a percentage of segment and consolidated revenue was as follows:

	2022	2021

Servicer and Real Estate	53%	49%
Origination	—%	—%
Corporate and Others	—%	—%
Consolidated revenue	41%	31%
We earn additional revenue related to the portfolios serviced and subserviced by Ocwen when a party other than Ocwen or the MSRs owner selects Altisource as the service provider. For both the years ended December 31, 2022 and 2021, we recognized $9.5 million, of such revenue. These amounts are not included in deriving revenue from Ocwen and revenue from Ocwen as a percentage of revenue discussed above.
As of December 31, 2022, accounts receivable from Ocwen totaled $4.0 million, $3.2 million of which was billed and $0.8 million of which was unbilled. As of December 31, 2021, accounts receivable from Ocwen totaled $3.0 million, $2.8 million of which was billed and $0.2 million of which was unbilled.
Rithm
Ocwen has disclosed that Rithm is its largest client. As of December 31, 2022, approximately 17% of loans serviced and subserviced by Ocwen (measured in UPB) were related to Rithm MSRs or rights to MSRs.
Rithm purchases brokerage services for REO exclusively from us, irrespective of the subservicer, subject to certain limitations, for certain MSRs set forth in and pursuant to the terms of a Cooperative Brokerage Agreement, as amended, and related letter agreement (collectively, the “Brokerage Agreement”) with terms extending through August 2025.
For the years ended December 31, 2022 and 2021, we recognized revenue from Rithm of $3.2 million and $3.1 million, respectively, under the Brokerage Agreement. For the years ended December 31, 2022 and 2021, we recognized additional revenue of $13.0 million and $13.6 million, respectively, relating to the Subject MSRs when a party other than Rithm selects Altisource as the service provider.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Our financial market risk consists primarily of interest rate and foreign currency exchange rate risk.
Interest Rate Risk
Under the terms of the Amended Credit Agreement, the interest rate charged on the Term B Loans is SOFR (as defined in the Amended Credit Agreement) with a minimum floor of 1.00% plus 5.00% paid in cash plus 5.00% PIK. Based on the first quarter 2023 par paydown of $20 million, the PIK component was reduced to 4.50% and may be further reduced on a prospective basis based on the Aggregate Paydowns made prior to February 14, 2024.
Based on the principal amount outstanding and SOFR as of February 14, 2023, the effective date of the Amended Credit Agreement, a one percentage point increase in SOFR above the minimum floor would increase our annual interest expense by approximately $2.5 million. There would be $2.5 million decrease in our annual cash interest expense if there was a one percentage point decrease in SOFR.
Currency Exchange Risk
We are exposed to currency risk from potential changes in currency values of our non-United States dollar denominated expenses, assets, liabilities and cash flows. Our most significant currency exposure relates to the Indian rupee. Based on expenses incurred in Indian rupees for the year ended December 31, 2022, a one percentage point increase or decrease in value of the Indian rupee in relation to the United States dollar would increase or decrease our annual expenses by approximately $0.2 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Altisource Portfolio Solutions S.A.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Altisource Portfolio Solutions S.A. and subsidiaries (the Company) as of December 31, 2022, the related consolidated statements of operations and comprehensive (loss) income, equity, and cash flows for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
Emphasis of a Matter
As discussed in Notes 3, 14, and 22 to the financial statements, the Company has a concentration of revenue associated with its largest customer, Ocwen Financial Corporation (together with its subsidiaries, Ocwen). The Company has disclosed various uncertainties associated with Ocwen.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Accounting for Income Taxes
As described in Notes 2 and Note 20 to the financial statements, the Company is subject to income taxes in the United States and a number of foreign jurisdictions. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties. The Company recorded $5.0 million of net deferred tax assets, $9.0 million of net deferred tax liabilities, and $16.7 million of total unrecognized tax benefits, including interest and penalties, as of December 31, 2022. The Company also recorded a $5.3 million income tax provision for the year ending December 31, 2022.
We identified the accounting for income taxes as a critical audit matter because of the specialized expertise and high degree of auditor judgment required in auditing the income tax provision due to the Company’s presence in foreign jurisdictions, transfer pricing determinations, and evaluating the reasonableness of uncertain tax positions.
Our audit procedures related to the Company’s accounting for income taxes included the following, among others:

•We tested components of the income tax provision for significant jurisdictions, including evaluating permanent and temporary differences between book and tax reporting balances, and tested the application of statutory tax rates;
•With the assistance of our tax professionals, including international tax professionals, we:
◦Evaluated the reasonableness of management's estimates by considering the application of foreign tax jurisdiction laws and regulations;
◦Evaluated the transfer pricing analyses provided by the Company and tested certain transfer pricing computations;
◦Evaluated the completeness of uncertain tax positions and the reasonableness of the outcomes and measurements.
/s/ RSM US LLP
We have served as the Company’s auditor since 2022.
Jacksonville, Florida
March 30, 2023

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Shareholders of Altisource Portfolio Solutions S.A.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Altisource Portfolio Solutions S.A. and subsidiaries (the “Company”) as of December 31, 2021, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for the year in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements, present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Emphasis of Concentration of Revenue and Uncertainties
As discussed in Note 3 to the financial statements, Ocwen Financial Corporation (together with its subsidiaries, “Ocwen”) is the Company’s largest customer. Ocwen purchases certain mortgage services from the Company under the terms of services agreements with terms extending through August 2030. Ocwen has disclosed that Rithm Capital Corp. (“Rithm”, formerly New Residential Investment Corp., or “NRZ” is its largest client. In July 2017 and January 2018, Ocwen and Rithm entered into a series of agreements pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer from Ocwen to Rithm of Ocwen’s legal title to certain mortgage servicing rights (“MSRs”) and under which Ocwen will subservice mortgage loans underlying these MSRs for an initial term of five years, subject to early termination rights. As discussed in Note 22 to the financial statements, NRZ can terminate its sub-servicing agreement with Ocwen in exchange for the payment of a termination fee. During the second quarter of 2020, Ocwen informed the Company that an MSR investor instructed Ocwen to use a field services provider other than the Company on properties associated with certain MSRs. Ocwen also communicated to the Company in the fourth quarter of 2020 that the same investor instructed Ocwen to use a provider for default valuations and certain default title services other than the Company on properties associated with certain MSRs and commenced moving these referrals to other providers in the fourth quarter of 2020. Ocwen has disclosed that it is subject to a number of regulatory matters and may become subject to future adverse regulatory or other actions. The existence or outcome of Ocwen regulatory matters or the termination of the NRZ sub-servicing agreement with Ocwen may have significant adverse effects on Ocwen’s business and/or the Company’s continuing relationship with Ocwen. Note 22 also discusses potential events that could further significantly reduce the Company’s revenue.
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
/s/ Mayer Hoffman McCann P.C.
We have served as the Company’s auditor from 2016 through 2022.
March 3, 2022, except for Note 23, as to which the date is December 12, 2022
St. Petersburg, Florida

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$51,025	$98,132
Accounts receivable, net	12,989	18,008
Prepaid expenses and other current assets	23,544	21,864
Total current assets	87,558	138,004

Premises and equipment, net	4,222	6,873
Right-of-use assets under operating leases	5,321	7,594
Goodwill	55,960	55,960
Intangible assets, net	31,730	36,859
Deferred tax assets, net	5,048	6,386
Other assets	5,166	6,132

Total assets	$195,005	$257,808

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$33,507	$46,535
Deferred revenue	3,711	4,342
Other current liabilities	2,867	3,870
Total current liabilities	40,085	54,747

Long-term debt	245,230	243,637
Deferred tax liabilities, net	9,028	9,028
Other non-current liabilities	19,536	19,266

Commitments, contingencies and regulatory matters (Note 22)

Equity (deficit):
Common stock ($1.00 par value; 100,000 shares authorized, 25,413 issued and 16,129 outstanding as of December 31, 2022; 15,911 outstanding as of December 31, 2021)	25,413	25,413
Additional paid-in capital	149,348	144,298
Retained earnings	118,948	186,592
Treasury stock, at cost (9,284 shares as of December 31, 2022 and 9,502 shares as of December 31, 2021)	(413,358)	(426,445)
Altisource deficit	(119,649)	(70,142)

Non-controlling interests	775	1,272
Total deficit	(118,874)	(68,870)

Total liabilities and deficit	$195,005	$257,808
See accompanying notes to consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Consolidated Statements of Operations and Comprehensive (Loss) Income
(in thousands, except per share data)

	For the years ended December 31,
	2022	2021

Revenue	$153,120	$178,453
Cost of revenue	131,305	171,366

Gross profit	21,815	7,087
Operating expense (income):
Selling, general and administrative expenses	54,755	67,049
Loss (gain) on sale of business	242	(88,930)

(Loss) income from operations	(33,182)	28,968
Other income (expense), net:
Interest expense	(16,639)	(14,547)
Other income, net	2,254	864
Total other income (expense), net	(14,385)	(13,683)

(Loss) income before income taxes and non-controlling interests	(47,567)	15,285
Income tax provision	(5,266)	(3,232)

Net (loss) income	(52,833)	12,053
Net income attributable to non-controlling interests	(585)	(241)

Net (loss) income attributable to Altisource	$(53,418)	$11,812

(Loss) earnings per share:
Basic	$(3.32)	$0.75
Diluted	$(3.32)	$0.74

Weighted average shares outstanding:
Basic	16,070	15,839
Diluted	16,070	16,063

Comprehensive (loss) income:
Comprehensive (loss) income, net of tax	(52,833)	12,053
Comprehensive income attributable to non-controlling interests	(585)	(241)

Comprehensive (loss) income attributable to Altisource	$(53,418)	$11,812
See accompanying notes to consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Consolidated Statements of Equity
(in thousands)

	Altisource Equity (Deficit)
	Common stock		Additional paid-in capital	Retained earnings	Treasury stock, at cost	Non-controlling interests	Total
	Shares

Balance, January 1, 2021	25,413	$25,413	$141,473	$190,383	$(441,034)	$1,209	$(82,556)

Net income	—	—	—	11,812	—	241	12,053
Non-controlling interests eliminated on deconsolidation (Note 2)	—	—	—	—	—	1,781	1,781
Distributions to non-controlling interest holders	—	—	—	—	—	(1,959)	(1,959)
Share-based compensation expense	—	—	2,825	—	—	—	2,825
Issuance of restricted share units and restricted shares	—	—	—	(11,092)	11,092	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(4,511)	3,497	—	(1,014)

Balance, December 31, 2021	25,413	25,413	144,298	186,592	(426,445)	1,272	(68,870)

Net loss	—	—	—	(53,418)	—	585	(52,833)
Distributions to non-controlling interest holders	—	—	—	—	—	(1,082)	(1,082)
Share-based compensation expense	—	—	5,050	—	—	—	5,050
Issuance of restricted share units and restricted shares	—	—	—	(9,747)	9,747	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(4,479)	3,340	—	(1,139)

Balance, December 31, 2022	25,413	$25,413	$149,348	$118,948	$(413,358)	$775	$(118,874)
See accompanying notes to consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Consolidated Statements of Cash Flows
(in thousands)

	For the years ended December 31,
	2022	2021

Cash flows from operating activities:
Net (loss) income	$(52,833)	$12,053
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	3,440	4,592
Amortization of right-of-use assets under operating leases	2,730	7,935
Amortization of intangible assets	5,129	9,467
Share-based compensation expense	5,050	2,825
Bad debt expense	885	1,354
Amortization of debt discount	661	665
Amortization of debt issuance costs	932	847
Deferred income taxes	1,098	(705)
Loss on disposal of fixed assets	10	47
Loss (gain) on sale of business	242	(88,930)
Other non-cash items	—	137
Changes in operating assets and liabilities:
Accounts receivable	4,134	2,963
Prepaid expenses and other current assets	(1,922)	1,146
Other assets	341	902
Accounts payable and accrued expenses	(12,964)	(8,442)
Current and non-current operating lease liabilities	(2,911)	(8,803)
Other current and non-current liabilities	1,090	1,542
Net cash used in operating activities	(44,888)	(60,405)

Cash flows from investing activities:
Additions to premises and equipment	(863)	(1,379)
Proceeds from the sale of businesses	346	104,141
Other investing activities	(250)	—
Net cash (used in) provided by investing activities	(767)	102,762

Cash flows from financing activities:
Proceeds from revolving credit facility	—	20,000
Repayments of long-term debt and revolving credit facility	—	(20,000)
Debt issuance costs	—	(531)
Proceeds from convertible debt payable to related parties (Note 2)	—	1,200
Distributions to non-controlling interests	(1,082)	(1,959)
Payments of tax withholding on issuance of restricted share units and restricted shares	(1,139)	(1,014)
Net cash used in financing activities	(2,221)	(2,304)

Net (decrease) increase in cash, cash equivalents and restricted cash	(47,876)	40,053
Cash, cash equivalents and restricted cash at the beginning of the period	102,149	62,096

Cash, cash equivalents and restricted cash at the end of the period	$54,273	$102,149

Supplemental cash flow information:
Interest paid	$14,962	$12,532
Income taxes paid, net	3,299	2,455
Acquisition of right-of-use assets with operating lease liabilities	920	7,318
Reduction of right-of-use assets from operating lease modifications or reassessments	(463)	(6,119)

Non-cash investing and financing activities:
Net decrease in payables for purchases of premises and equipment	$(64)	$(116)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets and the consolidated statements of cash flows as of December 31:
	2022	2021

Cash and cash equivalents	$51,025	$98,132
Restricted cash	3,248	4,017
Total cash, cash equivalents and restricted cash reported in the statements of cash flow	$54,273	$102,149
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
The management agreement between MPA and Lenders One, pursuant to which MPA is the management company, represents a variable interest in a variable interest entity. MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact the cooperative’s economic performance and the right to receive benefits from the cooperative. As a result, Lenders One is presented in the accompanying consolidated financial statements on a consolidated basis and the interests of the members are reflected as non-controlling interests. As of December 31, 2022, Lenders One had total assets of $1.2 million and total liabilities of $1.1 million. As of December 31, 2021, Lenders One had total assets of $2.2 million and total liabilities of $1.4 million.
In 2019, Altisource created Pointillist, Inc. (“Pointillist”) and contributed the Pointillist® customer journey analytics business and $8.5 million to it. On May 27, 2021, Pointillist issued $1.3 million in principal of convertible notes to related parties with a maturity date of January 1, 2023. The notes bore interest at a rate of 7% per annum. The principal and unpaid accrued interest then outstanding under the notes (1) would automatically convert to Pointillist equity at the earlier of the time Pointillist receives proceeds of $5.0 million or more from the sale of its equity or January 1, 2023, or (2) are repaid in cash or converted into Pointillist common stock equity based on a $13.1 million Pointillist valuation (at the Lenders’ option) in the event of a corporate transaction or initial public offering of Pointillist. On December 1, 2021, the notes were converted to Pointillist equity and Altisource and other shareholders of Pointillist sold all of the equity interests in Pointillist (See Note 4 for additional information). Prior to the sale, Pointillist was owned by Altisource and management of Pointillist, with management of Pointillist owning a non-controlling interest representing 12.1% of the outstanding equity of Pointillist. Through December 1, 2021 Pointillist is presented in the accompanying consolidated financial statements on a consolidated basis and the portion of Pointillist owned by Pointillist management is reported as non-controlling interests as of December 31, 2021.
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
Functional Currency
The currency of the primary economic environment in which our operations are conducted is the United States dollar. Therefore, the United States dollar has been determined to be our functional and reporting currency. Non-United States dollar transactions and balances have been measured in United States dollars in accordance with ASC Topic 830, Foreign Currency Matters. All transaction gains and losses from the measurement of monetary balance sheet items denominated in non-United States dollar currencies are reflected in the consolidated statements of operations and comprehensive (loss) income as income or expenses, as appropriate.
Defined Contribution 401(k) Plan
Some of our employees participate in a defined contribution 401(k) plan under which we may make matching contributions equal to a discretionary percentage determined by us. We recorded expenses of $0.2 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively, related to our discretionary contributions.
Revenue Recognition
We recognize revenue when we satisfy a performance obligation by transferring control of a product or service to a customer in an amount that reflects the consideration that we expect to receive. This revenue can be recognized at a point in time or over time. We invoice customers based on our contractual arrangements with each customer, which may not be consistent with the period that revenues are recognized. When there is a timing difference between when we invoice customers and when revenues

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
are recognized, we record either a contract asset (unbilled accounts receivable) or a contract liability (deferred revenue or other current liabilities), as appropriate. See Note 23 for descriptions of our principal revenue generating activities.
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
Income Taxes
We record income taxes in accordance with ASC Topic 740, Income Taxes (“ASC Topic 740”). We account for certain income and expense items differently for financial reporting purposes and income tax purposes. We recognize deferred income tax assets and liabilities for these differences between the financial reporting basis and the tax basis of our assets and liabilities as well as expected benefits of utilizing net operating loss and credit carryforwards. The most significant temporary differences relate to accrued compensation, interest expense, amortization, loss carryforwards and valuation allowances. We measure deferred income tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we anticipate recovery or settlement of those temporary differences. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.
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
NOTE 3 — CUSTOMER CONCENTRATION
Ocwen
Ocwen Financial Corporation (together with its subsidiaries, “Ocwen”) is a residential mortgage loan servicer of mortgage servicing rights (“MSRs”) it owns, including those MSRs in which others have an economic interest, and a subservicer of loans owned by others.
During the year ended December 31, 2022, Ocwen was our largest customer, accounting for 41% of our total revenue. Ocwen purchases certain mortgage services from us under the terms of services agreements and amendments thereto (collectively, the “Ocwen Services Agreements”) with terms extending through August 2030. Certain of the Ocwen Services Agreements contain a “most favored nation” provision and also grant the parties the right to renegotiate pricing, among other things.
Revenue from Ocwen primarily consists of revenue earned from the loan portfolios serviced and subserviced by Ocwen when Ocwen engages us as the service provider, and revenue earned directly from Ocwen, pursuant to the Ocwen Services Agreements. For the years ended December 31, 2022 and 2021, we recognized revenue from Ocwen of $63.5 million and $55.6 million, respectively. Revenue from Ocwen as a percentage of consolidated revenue was 41% and 31% for the years ended December 31, 2022 and 2021, respectively.
We earn additional revenue related to the portfolios serviced and subserviced by Ocwen when a party other than Ocwen or the MSRs owner selects Altisource as the service provider. For both the years ended December 31, 2022 and 2021, we recognized $9.5 million of such revenue. These amounts are not included in deriving revenue from Ocwen and revenue from Ocwen as a percentage of revenue discussed above.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
As of December 31, 2022, accounts receivable from Ocwen totaled $4.0 million, $3.2 million of which was billed and $0.8 million of which was unbilled. As of December 31, 2021, accounts receivable from Ocwen totaled $3.0 million, $2.8 million of which was billed and $0.2 million of which was unbilled.
Rithm
Rithm Capital Corp. (individually, together with one or more of its subsidiaries or one or more of its subsidiaries individually, “Rithm”) (formerly New Residential Investment Corp., or “NRZ”) is a real estate investment trust that invests in and manages investments primarily related to residential real estate, including MSRs and excess MSRs.
Ocwen has disclosed that Rithm is its largest client. As of December 31, 2022, approximately 17% of loans serviced and subserviced by Ocwen (measured in unpaid principal balance (“UPB”)) were related to Rithm MSRs or rights to MSRs (the “Subject MSRs”).
Rithm purchases brokerage services for real estate owned (“REO”) exclusively from us, irrespective of the subservicer, subject to certain limitations, for certain MSRs set forth in and pursuant to the terms of a Cooperative Brokerage Agreement, as amended, and related letter agreement (collectively, the “Brokerage Agreement”) with terms extending through August 2025.
For the years ended December 31, 2022 and 2021, we recognized revenue from Rithm of $3.2 million and $3.1 million, respectively, under the Brokerage Agreement. For the years ended December 31, 2022 and 2021, we recognized additional revenue of $13.0 million and $13.6 million, respectively, relating to the Subject MSRs when a party other than Rithm selects Altisource as the service provider.
NOTE 4 — SALE OF BUSINESSES
Pointillist Business
On October 6, 2021 Altisource and other shareholders of Pointillist entered into a definitive Stock Purchase Agreement to sell all of the equity interests in Pointillist to Genesys Cloud Services, Inc. (“Genesys”) for $150.0 million (the “Purchase Price”) (the “Transaction”). The Purchase Price consisted of (1) an up-front payment of $144.5 million, subject to certain adjustments, (2) $0.5 million deposited into an escrow account to be used to satisfy potential deficits between estimated closing date working capital and actual closing date working capital (the “Working Capital Escrow”), with excess amounts remaining after satisfying such deficits (if any) being paid to the sellers, and (3) $5.0 million deposited into an escrow account to satisfy certain Genesys indemnification claims that may arise on or prior to the first anniversary of the sale closing and, at Genesys’ election, any working capital deficits that exceed the Working Capital Escrow (the “Indemnification Escrow”), with the balance to be paid to the sellers thereafter. The Transaction closed on December 1, 2021. On a fully diluted basis, Altisource owned approximately 69% of the equity of Pointillist. After working capital and other applicable adjustments, Altisource received approximately $106.0 million from the sale of its Pointillist equity and the collection of outstanding receivables, with $102.2 million received at closing, approximately $0.3 million deposited into the Working Capital Escrow and approximately $3.5 million deposited into the Indemnification Escrow. Altisource received the working Capital Escrow in May 2022. The Indemnification Escrow funds have not yet been received. During the year ended December 31, 2022, the Company recognized a loss of $(0.2) million based on estimated losses from claims expected to be made against the Indemnification Escrow account. The present value of the amounts in escrow is included in other current assets in the accompanying consolidated balance sheets at a discounted value of $3.2 million and $3.6 million as of December 31, 2022 and 2021, respectively. During the year ended December 31, 2021, the Company recognized a pre-tax and after-tax gain of $88.9 million from the sale of Pointillist.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
NOTE 5 — ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consists of the following as of December 31:

(in thousands)	2022	2021

Billed	$11,993	$17,907
Unbilled	5,359	5,398
	17,352	23,305
Less: Allowance for credit losses	(4,363)	(5,297)

Total	$12,989	$18,008
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
Changes in the allowance for expected credit losses consist of the following:

		Additions
(in thousands)	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts Note(1)	Deductions Note(2)	Balance at End of Period

Allowance for expected credit losses:

Year ended December 31, 2022	$5,297	$885	$(260)	$1,559	$4,363
Year ended December 31, 2021	5,581	1,354	—	1,638	5,297

______________________________________
(1) Primarily includes amounts previously written off which were credited directly to this account when recovered.
(2) Amounts written off as uncollectible or transferred to other accounts or utilized.
NOTE 6 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following as of December 31:

(in thousands)	2022	2021

Income taxes receivable	$7,031	$8,403
Prepaid expenses	5,165	2,865
Maintenance agreements, current portion	1,498	1,717
Surety bond collateral	4,000	2,000
Other current assets	5,850	6,879

Total	$23,544	$21,864

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
NOTE 7 — PREMISES AND EQUIPMENT, NET
Premises and equipment, net consists of the following as of December 31:

(in thousands)	2022	2021

Computer hardware and software	$49,339	$50,452
Leasehold improvements	5,794	5,927
Furniture and fixtures	3,832	4,441
Office equipment and other	346	811
	59,311	61,631
Less: Accumulated depreciation and amortization	(55,089)	(54,758)

Total	$4,222	$6,873
Depreciation and amortization expense amounted to $3.4 million and $4.6 million for the years ended December 31, 2022 and 2021, respectively, and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the consolidated statements of operations and comprehensive (loss) income.
Premises and equipment, net consist of the following by country as of December 31:

(in thousands)	2022	2021

Luxembourg	$2,455	$3,883
United States	586	1,932
India	1,129	999
Uruguay	52	59

Total	$4,222	$6,873
NOTE 8 — RIGHT-OF-USE ASSETS UNDER OPERATING LEASES, NET
Right-of-use assets under operating leases, net consists of the following as of December 31:

(in thousands)	2022	2021

Right-of-use assets under operating leases	$11,808	$19,595
Less: Accumulated amortization	(6,487)	(12,001)

Total	$5,321	$7,594
Amortization of operating leases was $2.7 million and $7.9 million for the years ended December 31, 2022 and 2021, respectively, and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the consolidated statements of operations and comprehensive (loss) income.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
NOTE 9 — GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
Changes in goodwill during the years ended December 31, 2022 and 2021 are summarized below:

(in thousands)	Total

Balance as of January 1, 2021	$73,849
Write-off (1)	(17,889)

Balance as of December 31, 2021 and 2022	$55,960
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
Intangible Assets, net
Intangible assets, net consist of the following as of December 31:

	Weighted average estimated useful life (in years)	Gross carrying amount		Accumulated amortization		Net book value
(in thousands)		2022	2021	2022	2021	2022	2021

Definite lived intangible assets:
Customer related intangible assets	9	$214,307	$214,307	$(197,594)	$(194,594)	$16,713	$19,713
Operating agreement	20	35,000	35,000	(22,604)	(20,854)	12,396	14,146
Trademarks and trade names	16	9,709	9,709	(7,088)	(6,709)	2,621	3,000

Total		$259,016	$259,016	$(227,286)	$(222,157)	$31,730	$36,859
Amortization expense for definite lived intangible assets was $5.1 million and $9.5 million for the years ended December 31, 2022 and 2021, respectively. Forecasted annual definite lived intangible asset amortization expense for 2023 through 2027 is $5.1 million, $5.1 million, $5.1 million, $4.9 million and $4.7 million, respectively.
NOTE 10 — OTHER ASSETS
Other assets consist of the following as of December 31:

(in thousands)	2022	2021

Restricted cash	$3,248	$4,017
Security deposits	596	1,043
Other	1,322	1,072

Total	$5,166	$6,132

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
NOTE 11 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable and accrued expenses consist of the following as of December 31:

(in thousands)	2022	2021

Accounts payable	$14,981	$15,978
Accrued expenses - general	11,858	13,653
Accrued salaries and benefits	5,501	12,254
Income taxes payable	1,167	4,650

Total	$33,507	$46,535
Other current liabilities consist of the following as of December 31:

(in thousands)	2022	2021

Operating lease liabilities	$2,097	$2,893
Other	770	977

Total	$2,867	$3,870
NOTE 12 — LONG-TERM DEBT
Long-term debt consists of the following as of December 31:

(in thousands)	2022	2021

Senior secured term loans	$247,204	$247,204
Less: Debt issuance costs, net	(878)	(1,632)
Less: Unamortized discount, net	(833)	(1,494)
Total Senior secured term loans	245,493	244,078

Credit Facility	—	—
Less: Debt issuance costs, net	(263)	(441)
Total Credit facility	(263)	(441)

Total Long-term debt	$245,230	$243,637
Credit Agreement
Altisource Portfolio Solutions S.A. and its wholly-owned subsidiary, Altisource S.à r.l., entered into a credit agreement (the “Credit Agreement”) in April 2018 with Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, and certain lenders. Under the Credit Agreement, Altisource borrowed $412.0 million in the form of Term B Loans and obtained a $15.0 million revolving credit facility. The Term B Loans mature in April 2024. Altisource terminated the revolving credit facility on December 1, 2021. Altisource Portfolio Solutions S.A. and certain subsidiaries are guarantors of the Term B Loans (collectively, the “Guarantors”).
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
In addition to the scheduled principal payments, subject to certain exceptions, the Term B Loans are subject to mandatory prepayment upon issuances of debt, certain casualty and condemnation events and sales of assets, as well as from a percentage of Consolidated Excess Cash Flow if our leverage ratio as of each year-end computation date is greater than 3.00 to 1.00, as calculated in accordance with the provisions of the Credit Agreement (the percentage increases if our leverage ratio exceeds

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
3.50 to 1.00). Our leverage ratio exceeded 3.50 to 1.00 during the year ended December 31, 2022. However, because the Company did not generate any Consolidated Excess Cash Flow in 2022, no amounts were due under this provision.
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
The Term B Loans bear interest at rates based upon, at our option, the Adjusted Eurodollar Rate or the Base Rate. Adjusted Eurodollar Rate term loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Adjusted Eurodollar Rate for a three month interest period and (y) 1.00% plus (ii) 4.00%. Base Rate term loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Base Rate and (y) 2.00% plus (ii) 3.00%. The interest rate as of December 31, 2022 was 7.67%.
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
As of December 31, 2022, debt issuance costs were $0.9 million, net of $3.6 million of accumulated amortization. As of December 31, 2021, debt issuance costs were $1.6 million, net of $2.9 million of accumulated amortization.
Interest expense on the senior secured term loans, including amortization of debt issuance costs and the net debt discount, totaled $16.4 million and $13.9 million for the years ended December 31, 2022 and 2021, respectively.
As of December 31, 2022, maturities of our long-term debt are as follows:

(in thousands)	Maturities

2023	$—
2024	247,204

$247,204
Altisource entered into an amendment to the Credit Agreement effective February 14, 2023. See Note 24, Subsequent Events.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
Revolver
On June 22, 2021 Altisource S.à r.l, a subsidiary of Altisource Portfolio Solutions S.A., entered into a revolving credit facility with a related party, STS Master Fund, Ltd. (“STS”) (the “Revolver”). STS is an investment fund managed by Deer Park Road Management Company, LP (“Deer Park”). Deer Park owns approximately 24% of Altisource’s common stock as of December 31, 2022. Deer Park’s Chief Investment Officer and managing partner was a member of Altisource’s Board of Directors until his resignation on March 1, 2022. The replacement director appointed by the Board of Directors is a current employee of Deer Park. Under the terms of the Revolver, STS will make loans to Altisource from time to time, in amounts requested by Altisource and Altisource may voluntarily prepay all or any portion of the outstanding loans at any time. The Revolver provides Altisource the ability to borrow a maximum amount of $20.0 million through June 22, 2022, $15.0 million through June 22, 2023, and $10.0 million until the end of the term. Amounts that are repaid may be re-borrowed in accordance with the limitations set forth below.
Outstanding amounts borrowed pursuant to the Revolver will amortize over the three-year term as follows: on June 22, 2022, the difference between the then outstanding balance above $15.0 million and $15.0 million, on June 22, 2023, the difference between the then outstanding balance above $10.0 million and $10.0 million, and on June 22, 2024, the then outstanding balance of the loan will be due and payable by Altisource.
Borrowings under the Revolver bear interest at 9.00% per annum and are payable quarterly on the last business day of each March, June, September and December. In connection with the Revolver, Altisource is required to pay customary fees, including an upfront fee equal to $0.5 million at the initial extension of credit pursuant to the facility, an unused line fee of 0.5% and, an early termination fee in the event of a refinancing transaction.
Altisource’s obligations under the Revolver are secured by a lien on all equity in Altisource’s subsidiary incorporated in India, Altisource Business Solutions Private Limited, pursuant to a pledge agreement entered into by Altisource Asia Holdings Ltd I, a wholly owned Altisource subsidiary.
The Revolver contains additional representations, warranties, covenants, terms and conditions customary for transactions of this type, that restrict or limit, among other things, our ability to use the proceeds of credit only for general corporate purposes.
The Revolver contains certain events of default including (i) failure to pay principal when due or interest or any other amount owing on any other obligation under the Revolver within three business days of becoming due, (ii) failure to perform or observe any material provisions of the Revolver Documents to be performed or complied with, (iii) material incorrectness of representations and warranties when made, (iv) default on any other debt that equals or exceeds $40.0 million that causes, or gives the holder or holders of such debt the ability to cause, an acceleration of such debt, (v) entry by a court of one or more judgments against us in an amount in excess of $40.0 million that remain unbonded, undischarged or unstayed for a certain number of days after the entry thereof, (vi) occurrence of a Change of Control, (vii) bankruptcy and insolvency events. If any event of default occurs and is not cured within applicable grace periods set forth in the Revolver or waived, all loans and other obligations could become due and immediately payable and the facility could be terminated.
As of December 31, 2022 and 2021, there was no outstanding debt under the Revolver. As of December 31, 2022, debt issuance costs were $0.3 million, net of $0.3 million of accumulated amortization. As of December 31, 2021, debt issuance costs were $0.4 million, net of $0.1 million of accumulated amortization.
Altisource entered into an amendment to the Revolver effective February 14, 2023. See Note 24, Subsequent Events.
NOTE 13 — OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following as of December 31:

(in thousands)	2022	2021

Operating lease liabilities	$3,371	$5,029
Income tax liabilities	16,079	14,156
Deferred revenue	82	—
Other non-current liabilities	4	81

Total	$19,536	$19,266

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
NOTE 14 — FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The following table presents the carrying amount and estimated fair value of financial instruments and certain liabilities measured at fair value as of December 31, 2022 and 2021. The following fair values are estimated using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	December 31, 2022				December 31, 2021
(in thousands)	Carrying amount	Fair value			Carrying amount	Fair value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$51,025	$51,025	$—	$—	$98,132	$98,132	$—	$—
Restricted cash	3,248	3,248	—	—	4,017	4,017	—	—
Short-term receivable	3,223	—	—	3,223	3,643	—	—	3,643

Liabilities:
Senior secured term loan	247,204	—	200,235	—	247,204	—	224,956	—
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
In connection with the sale of Pointillist on December 1, 2021, $3.5 million was deposited into the Indemnification Escrow and $0.3 million was deposited into the Working Capital Escrow. These amounts were recorded as short-term receivables. Altisource received the Working Capital Escrow in May 2022. The Indemnification Escrow funds have not yet been received. (See Note 4 for additional information). We measure short-term receivables without a stated interest rate based on the present value of the future payments.
There were no transfers between different levels during the periods presented.
Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk primarily consist of cash and cash equivalents and accounts receivable. Our policy is to deposit our cash and cash equivalents with larger, highly rated financial institutions. The Company derived 41% of its revenue from Ocwen for the year ended December 31, 2022 (see Note 3 for additional information on Ocwen revenues and accounts receivable balance). The Company strives to mitigate its concentrations of credit risk with respect to accounts receivable by actively monitoring past due accounts and the economic status of larger customers, if known.
NOTE 15 — SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Common Stock
As of December 31, 2022, we had 100.0 million shares authorized, 25.4 million issued and 16.1 million shares of common stock outstanding. As of December 31, 2021, we had 100.0 million shares authorized, 25.4 million shares issued and 15.9 million shares of common stock outstanding. The holders of shares of Altisource common stock generally are entitled to one vote for each share on all matters voted on by shareholders, and the holders of such shares generally will possess all voting power.
Equity Incentive Plan
Our 2009 Equity Incentive Plan (the “Plan”) provides for various types of equity awards, including stock options, stock appreciation rights, stock purchase rights, restricted shares, restricted share units and other awards, or a combination of any of the above. Under the Plan, we may grant up to 6.7 million Altisource share-based awards to officers, directors, employees and to employees of our affiliates. As of December 31, 2022, 2.5 million share-based awards were available for future grant under the Plan. Expired and forfeited awards are available for reissuance.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
Share Repurchase Program
On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. As of December 31, 2022, approximately 2.4 million shares of common stock remain available for repurchase under the program. There were no purchases of shares of common stock during the years ended December 31, 2022 and 2021. Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of December 31, 2022, we can repurchase up to approximately $69 million of our common stock under Luxembourg law. Our Credit Agreement also limits the amount we can spend on share repurchases and may prevent repurchases in certain circumstances, including if our leverage ratio exceeds 3.50 to 1.00. Our leverage ratio exceeded 3.50 to 1.00 during the year ended December 31, 2022.
Share-Based Compensation
We issue share-based awards in the form of stock options, restricted shares and restricted share units for certain employees, officers and directors. We recognized share-based compensation expense of $5.1 million and $2.8 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, estimated unrecognized compensation costs related to share-based awards amounted to $3.1 million, which we expect to recognize over a weighted average remaining requisite service period of approximately 1.46 years.
Stock Options
Stock option grants are composed of a combination of service-based, market-based and performance-based options.
Service-Based Options. These options generally vest over three or four years with equal annual vesting and generally expire on the earlier of ten years after the date of grant or following termination of service. A total of 188 thousand service-based options were outstanding as of December 31, 2022.
Market-Based Options. These option grants generally have two components, each of which vests only upon the achievement of certain criteria. The first component, which we refer to as “ordinary performance” grants, generally consists of two-thirds of the market-based grant and begins to vest if the stock price is at least double the exercise price, as long as the stock price realizes a compounded annual gain of at least 20% over the exercise price. The remaining third of the market-based options, which we refer to as “extraordinary performance” grants, generally begins to vest if the stock price is at least triple the exercise price, as long as the stock price realizes a compounded annual gain of at least 25% over the exercise price. Market-based options vest in three or four year installments with the first installment vesting upon the achievement of the criteria and the remaining installments vesting thereafter in equal annual installments. Market-based options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service or in the final three years of the option term, in which case vesting will generally continue in accordance with the provisions of the award agreement. A total of 96 thousand market-based options were outstanding as of December 31, 2022.
Performance-Based Options. These option grants generally will vest if certain specific financial measures are achieved; typically with one-fourth vesting on each anniversary of the grant date. The award of performance-based options is adjusted based on the level of achievement specified in the award agreements. If the performance criteria achieved is above threshold performance levels, participants have the opportunity to vest in 50% to 200% of the option grants, depending upon performance achieved. If the performance criteria achieved is below a certain threshold, the options are canceled. The options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service in which case vesting will generally continue in accordance with the provisions of the award agreement. There were 461 thousand performance-based options outstanding as of December 31, 2022.
The Company granted 120 thousand stock options (at a weighted average exercise price of $11.86 per share) for the year ended December 31, 2022 (no comparative amount for the year ended December 31, 2021).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
The fair values of the performance-based options are determined using the Black-Scholes option pricing model. The following assumptions were used to determine the fair values as of the grant date for the year ended December 31,:

2022
Black-Scholes

Risk-free interest rate (%)	1.62 - 4.20
Expected stock price volatility (%)	67.75 - 67.99
Expected dividend yield	—
Expected option life (in years)	6
Fair value	$7.27 - $7.63
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
The following table summarizes the weighted average grant date fair value of stock options granted per share, the total intrinsic value of stock options exercised and the grant date fair value of stock options that vested during the years ended December 31:

(in thousands, except per share data)	2022	2021

Weighted average grant date fair value of stock options granted per share	$8.25	$—
Intrinsic value of options exercised	—	—
Grant date fair value of stock options that vested	$1,031	$1,203
The following table summarizes the activity related to our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding as of December 31, 2021	687,339	$27.99	4.57	$—
Granted	120,000	11.86
Forfeited	(62,062)	58.95

Outstanding as of December 31, 2022	745,277	27.03	4.83	—

Exercisable as of December 31, 2022	542,290	25.44	4.17	—

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
The following table summarizes information about stock options outstanding and exercisable as of December 31, 2022:

	Options outstanding			Options exercisable
Exercise price range (1)	Number	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number	Weighted average remaining contractual life (in years)	Weighted average exercise price

$10.01 — $20.00	247,400	5.66	$15.43	123,238	2.29	$18.79
$20.01 — $30.00	413,398	4.14	24.85	388,046	4.15	24.82
$30.01 — $40.00	29,479	3.65	33.19	17,256	3.65	33.58
$80.01 — $90.00	25,000	1.60	86.69	6,250	1.60	86.69
$90.01 — $100.00	30,000	1.75	96.87	7,500	1.75	96.87

	745,277			542,290
______________________________________
(1) These options contain market-based and performance-based components as described above.
The following table summarizes the market prices necessary in order for the market-based options to begin to vest:

	Market-based options
Vesting price	Ordinary performance	Extraordinary performance

$50.01 — $60.00	7,581	4,162
$60.01 — $70.00	8,148	6,250
$80.01 — $90.00	—	3,791
$90.01 — $100.00	—	4,075
$170.01 — $180.00	12,500	—
Over $190.00	15,000	13,750

Total	43,229	32,028

Weighted average share price	$69.69	$53.74
Other Share-Based Awards
The Company’s other share-based and similar types of awards are comprised of restricted shares and restricted share units. The restricted shares and restricted share units are comprised of a combination of service-based awards, performance-based awards and market-based awards.
Service-Based Awards. These awards generally vest over two to four year periods. A total of 391 thousand service-based awards were outstanding as of December 31, 2022.
Performance-Based Awards. These awards generally vest if certain specific financial measures are achieved; generally one-third vests on each anniversary of the grant date or cliff-vest on the third anniversary of the grant date. The number of performance-based restricted shares and restricted share units that may vest is based on the level of achievement, as specified in the award agreements. If the performance criteria achieved is above certain financial performance levels and Altisource’s share performance is above certain established criteria, participants have the opportunity to vest in up to 150% of the restricted share unit award for certain awards. If the performance criteria achieved is below certain thresholds, the award is canceled. A total of 154 thousand performance-based awards were outstanding as of December 31, 2022.
Market-Based Awards. 50% of these awards generally vest if certain specific market conditions are achieved over a 30-day period and the remaining 50% of these awards generally vest on the one year anniversary of the initial vesting. The Company estimates the grant date fair value of these awards using a lattice (binomial) model. A total of 112 thousand market-based awards were outstanding as of December 31, 2022.
Performance-Based and Market-Based Awards. These awards generally vest if certain specific financial measures are achieved and if certain specific market conditions are achieved. If the performance criteria achieved is above certain financial performance levels and Altisource’s share performance is above certain established criteria, participants have the

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
opportunity to vest in up to 300% of the restricted share unit award for certain awards. If the performance criteria or the market criteria is below certain thresholds, the award is canceled. The Company estimates the grant date fair value of these awards using a Monte Carlo simulation model. A total of 98 thousand performance-based and market-based awards were outstanding as of December 31, 2022.
The Company granted 501 thousand restricted share units (at a weighted average grant date fair value of $10.33 per share) during the year ended December 31, 2022. These grants include 46 thousand performance-based awards that include both a performance condition and a market condition, and 46 thousand performance-based awards for the year ended December 31, 2022.
The following table summarizes the activity related to our restricted shares and restricted share units:

Number of restricted shares and restricted share units

Outstanding as of December 31, 2021	625,638
Granted	500,631
Issued	(218,106)
Forfeited/canceled	(153,157)

Outstanding as of December 31, 2022	755,006
The following assumptions were used to determine the fair values for the performance-based awards that include both a performance condition and a market condition, and fair values for market-based awards as of the grant date for the years ended December 31:

	2022		2021
	Monte Carlo	Binomial	Monte Carlo	Binomial

Risk-free interest rate (%)	1.04	—	0.16	—
Expected stock price volatility (%)	59.90	—	39.54	—
Expected dividend yield	—	—	—	—
Expected life (in years)	3	0	3	0
Fair value	$—	$—	$10.16	$—
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

(in thousands)	2022	2021

Service revenue	$144,496	$170,613
Reimbursable expenses	8,039	6,555
Non-controlling interests	585	1,285

Total	$153,120	$178,453

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
Disaggregation of Revenue
Disaggregation of total revenues by major source was as follows:

(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

For the year ended December 31, 2022	$134,631	$10,450	$8,039	$153,120
For the year ended December 31, 2021	157,855	14,043	6,555	178,453
Contract Balances
Our contract assets consist of unbilled accounts receivable (see Note 5). Our contract liabilities consist of current deferred revenue and other non-current liabilities as reported on the accompanying consolidated balance sheets. Revenue recognized that was included in the contract liability at the beginning of the period was $4.2 million and $5.5 million for the years ended December 31, 2022 and 2021, respectively.
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

(in thousands)	2022	2021

Compensation and benefits	$48,064	$69,990
Outside fees and services	55,979	66,386
Technology and telecommunications	16,937	25,273
Reimbursable expenses	8,039	6,555
Depreciation and amortization	2,286	3,162

Total	$131,305	$171,366
Transactions with Related Parties
In May 2022, John G. Aldridge, Jr., the Managing Partner of Aldridge Pite LLP (“Aldridge Pite”), joined the Board of Directors of Altisource. Aldridge Pite provides eviction and other real estate related services to the Company. Between May 2022 and December 2022, the Company recognized $0.5 million of reimbursable expenses relating to services provided to Aldridge Pite.

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

(in thousands)	2022	2021

Compensation and benefits	$22,973	$28,367
Professional services	11,595	10,163
Amortization of intangible assets	5,129	9,467
Occupancy related costs	5,000	9,332
Marketing costs	3,107	2,157
Depreciation and amortization	1,154	1,430
Other	5,797	6,133

Total	$54,755	$67,049
NOTE 19 — OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following for the years ended December 31:

(in thousands)	2022	2021

Interest income	$665	$4
Other, net	1,589	860

Total	$2,254	$864
NOTE 20 — INCOME TAXES
The components of (loss) income before income taxes and non-controlling interests consist of the following for the years ended December 31:

(in thousands)	2022	2021

Domestic - Luxembourg	$(47,432)	$25,490
Foreign - U.S.	912	(9,536)
Foreign - non-U.S.	(1,047)	(669)

Total	$(47,567)	$15,285

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
The income tax provision consists of the following for the years ended December 31:

(in thousands)	2022	2021

Current:
Domestic - Luxembourg	$(570)	$—
Foreign - U.S. federal	547	(432)
Foreign - U.S. state	497	(308)
Foreign - non-U.S.	(4,642)	(3,197)

	$(4,168)	$(3,937)
Deferred:
Domestic - Luxembourg	$—	$(140)
Foreign - U.S. federal	(495)	519
Foreign - U.S. state	(400)	836
Foreign - non-U.S.	(203)	(510)

	$(1,098)	$705

Income tax provision	$(5,266)	$(3,232)
We operate in a Uruguay free trade zone that provides an indefinite future tax benefit. The tax holiday is conditioned upon our meeting certain employment and investment thresholds. The impact of these tax holidays decreased foreign taxes by $0.1 million ($0.01 per diluted share) and $0.1 million ($0.01 per diluted share) for the years ended December 31, 2022 and 2021, respectively.
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
A summary of the tax effects of the temporary differences is as follows for the years ended December 31:

(in thousands)	2022	2021

Non-current deferred tax assets:
Net operating loss carryforwards	$383,908	$368,824
U.S. federal and state tax credits	282	194
Other non-U.S. deferred tax assets	12,775	13,326
Share-based compensation	1,317	1,220
Accrued expenses	1,369	962
Unrealized losses	10,112	10,397
Other	—	334
Depreciation	144	61

Non-current deferred tax liabilities:
Intangible assets	(9,082)	(8,290)
Other non-U.S. deferred tax liability	(420)	(523)
Other	(244)	—
	400,161	386,505

Valuation allowance	(404,141)	(389,147)

Non-current deferred tax liabilities, net	$(3,980)	$(2,642)
A valuation allowance is provided when it is deemed more likely than not that some portion or all of a deferred tax asset will not be realized. In determining whether a valuation allowance is needed requires an extensive analysis of positive and negative evidence regarding realization of the deferred tax assets and, inherent in that, an assessment of the likelihood of sufficient future

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
taxable income. When there is a cumulative pretax loss for financial reporting for the current and two preceding years (i.e., a three year cumulative loss), this is a significant element of negative evidence that would be difficult to overcome on a more likely than not or any other basis. Therefore, the Company’s valuation allowance was $404.1 million and $389.1 million as of December 31, 2022 and 2021, respectively.
The Company does not recognize deferred taxes on cumulative earnings of its U.S. subsidiaries because the Company intends for those earnings to be indefinitely reinvested. As of January 1, 2021, approximately $15 million of earnings in India were deemed to be indefinitely reinvested. During 2021, the Company recognized income tax expense on the $15 million as the Company no longer intended for India earnings to be indefinitely reinvested. The other non-Luxembourg earnings that are indefinitely reinvested as of December 31, 2022 were approximately $3.8 million, which if distributed would result in no additional tax due.
The Company had a deferred tax asset of $383.9 million as of December 31, 2022 relating to Luxembourg, U.S. federal, state and foreign net operating losses compared to $368.8 million as of December 31, 2021. As of December 31, 2022 and 2021, a valuation allowance of $383.1 million and $367.8 million, respectively, has been established related to Luxembourg net operating loss (“NOL”). The gross amount of net operating losses available for carryover to future years is approximately $1,537.7 million as of December 31, 2022 and approximately $1,476.8 million as of December 31, 2021. These losses are scheduled to expire between the years 2024 and 2042.
In addition, the Company had a deferred tax asset of $0.8 million and $0.8 million as of December 31, 2022 and 2021, respectively, relating to state tax credits. Some of the state tax credit carryforwards have an indefinite carryforward period.
The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act signed into law on March 27, 2020 allowed the Company to utilize a five year carryback of the full $14.8 million net operating loss generated in the U.S. in 2020. The Company’s income tax receivable related to such carryback was $5.1 million and $6.0 million as of December 31, 2022 and 2021, respectively. The Company received $5.1 million related to such receivable in the first quarter of 2023.
The effective tax rate differs from the Luxembourg statutory tax rate due to tax rate differences on foreign earnings, increases in uncertain tax positions, state taxes, a decrease in unrecognized tax benefits, tax exempt income primarily from the sale of Pointillist (see Note 4) and a valuation allowance against deferred tax assets the Company believes it is more likely than not will not be realized
The following table reconciles the Luxembourg statutory tax rate to our effective tax rate for the years ended December 31:

	2022	2021

Statutory tax rate	24.94%	24.94%
Change in valuation allowance	(32.14)	130.03
State tax expense	(0.01)	(3.87)
Tax credits	—	0.36
Uncertain tax positions	(6.80)	11.82
Tax rate differences on foreign earnings	(1.21)	6.46
Tax Exempt Income	0.19	(145.91)
Provision to Return	3.45	—
Other	0.51	(2.70)

Effective tax rate	(11.07)%	21.14%
The Company follows ASC Topic 740 which clarifies the accounting and disclosure for uncertainty in tax positions. We analyzed our tax filing positions in the domestic and foreign tax jurisdictions where we are required to file income tax returns as well as for all open tax years subject to audit in these jurisdictions. The Company has open tax years in the United States (2016 through 2021), India (2011 through 2022) and Luxembourg (2016 through 2021).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
The following table summarizes changes in unrecognized tax benefits during the years ended December 31:

(in thousands)	2022	2021

Amount of unrecognized tax benefits as of the beginning of the year	$9,023	$8,541
Decreases as a result of tax positions taken in a prior period	(1,595)	(1,648)
Increases as a result of tax positions taken in a prior period	11	2,130
Increases as a result of tax positions taken in the current period	1,576	—

Amount of unrecognized tax benefits as of the end of the year	$9,015	$9,023
The total amount of unrecognized tax benefits including interest and penalties that, if recognized, would affect the effective tax rate is $16.7 million and $14.9 million as of December 31, 2022 and 2021, respectively. The Company recognizes interest, if any, related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2022 and 2021, the Company had recorded accrued interest and penalties related to unrecognized tax benefits of $7.6 million and $5.8 million, respectively.
NOTE 21 — (LOSS) EARNINGS PER SHARE
Basic (loss) earnings per share is computed by dividing (loss) earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted (loss) earnings per share reflects the assumed conversion of all dilutive securities using the treasury stock method. Diluted net (loss) earnings per share excludes all dilutive securities because their impact would be anti-dilutive, as described below.
Basic and diluted (loss) earnings per share are calculated as follows for the years ended December 31:

(in thousands, except per share data)	2022	2021

Net (loss) income attributable to Altisource	$(53,418)	$11,812

Weighted average common shares outstanding, basic	16,070	15,839
Dilutive effect of stock options, restricted shares and restricted share units	—	224

Weighted average common shares outstanding, diluted	16,070	16,063

(Loss) earnings per share:
Basic	$(3.32)	$0.75
Diluted	$(3.32)	$0.74
For the years ended December 31, 2022 and 2021, 1.3 million and 1.2 million, respectively, of stock options, restricted shares and restricted share units were excluded from the computation of (loss) earnings per share, as a result of the following:
•For the year ended December 31, 2022, 0.2 million stock options, restricted shares and restricted share units were anti-dilutive and have been excluded from the computation of diluted (loss) earnings per share as a result of the net (loss) income attributable to Altisource for the year ended December 31, 2022.
•For the years ended December 31, 2022 and 2021, 0.2 million and 0.3 million, respectively, of stock options were anti-dilutive and have been excluded from the computation of diluted (loss) earnings per share because their exercise price was greater than the average market price of our common stock.
•For the years ended December 31, 2022 and 2021, 0.9 million and 0.9 million, respectively, of stock options, restricted shares and restricted share units, which begin to vest upon the achievement of certain market criteria related to our common stock price, performance criteria and a total shareholder return compared to the market benchmark that have not yet been met in each period have been excluded from the computation of diluted (loss) earnings per share.
NOTE 22 — COMMITMENTS, CONTINGENCIES AND REGULATORY MATTERS
We record a liability for contingencies if an unfavorable outcome is probable and the amount of loss can be reasonably estimated, including expected insurance coverage. For proceedings where the reasonable estimate of loss is a range, we record a best estimate of loss within the range.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
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
Ocwen Related Matters
As discussed in Note 3, during the year ended December 31, 2022, Ocwen was our largest customer, accounting for 41% of our total revenue. Additionally, 6% of our revenue for the year ended December 31, 2022 was earned on the loan portfolios serviced by Ocwen, when a party other than Ocwen or the MSRs owner selected Altisource as the service provider.
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
Ocwen has disclosed that Rithm is its largest client. As of December 31, 2022, approximately 17% of loans serviced and subserviced by Ocwen (measured in UPB) were related to Rithm MSRs or rights to MSRs.
The existence or outcome of Ocwen regulatory matters or the termination of the Rithm sub-servicing agreement with Ocwen may have significant adverse effects on Ocwen’s business. For example, Ocwen may be required to alter the way it conducts business, including the parties it contracts with for services, it may be required to seek changes to its existing pricing structure with us, it may lose its non-government-sponsored enterprise (“GSE”) servicing rights or subservicing arrangements or may lose one or more of its state servicing or origination licenses. Additional regulatory actions or adverse financial developments may impose additional restrictions on or require changes in Ocwen’s business that could require it to sell assets or change its business operations. Any or all of these effects and others could result in our eventual loss of Ocwen as a customer or a reduction in the number and/or volume of services they purchase from us or the loss of other customers.
If any of the following events occurred, Altisource’s revenue could be significantly reduced and our results of operations could be materially adversely affected, including from the possible impairment or write-off of goodwill, intangible assets, property and equipment, other assets and accounts receivable:
•Altisource loses Ocwen as a customer or there is a significant reduction in the volume of services they purchase from us
•Ocwen loses, sells or transfers a significant portion of its GSE or Federal Housing Administration servicing rights or subservicing arrangements or remaining other servicing rights or subservicing arrangements and Altisource fails to be retained as a service provider
•The contractual relationship between Ocwen and Rithm changes significantly, including Ocwen’s sub-servicing arrangement with Rithm expiring without renewal, and this change results in a change in our status as a provider of services related to the Subject MSRs
•Ocwen loses state servicing licenses in states with a significant number of loans in Ocwen’s servicing portfolio
•The contractual relationship between Ocwen and Altisource changes significantly or there are significant changes to our pricing to Ocwen for services from which we generate material revenue
•Altisource otherwise fails to be retained as a service provider
Management cannot predict whether any of these events will occur or the amount of any impact they may have on Altisource.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
Leases
We lease certain premises and equipment, primarily consisting of office space and information technology equipment. Certain of our leases include options to renew at our discretion or terminate leases early, and these options are considered in our determination of the expected lease term. Certain of our lease agreements include rental payments adjusted periodically for inflation. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. We sublease certain office space to third parties. Sublease income was $0.5 million and $1.0 million for the years ended December 31, 2022 and 2021, respectively. The amortization periods of right-of-use assets are generally limited by the expected lease term. Our leases generally have expected lease terms at adoption of one to six years.
Information about our lease terms and our discount rate assumption was as follows as of December 31:

	2022	2021

Weighted average remaining lease term (in years)	2.99	3.30
Weighted average discount rate	5.68%	5.84%
Our lease activity was as follows for the years ended December 31:

(in thousands)	2022	2021

Operating lease costs:
Selling, general and administrative expense	$2,787	$6,026
Cost of revenue	265	2,294

Cash used in operating activities for amounts included in the measurement of lease liabilities	$2,198	$9,072
Short-term (twelve months or less) lease costs	1,183	(1,017)
Maturities of our lease liabilities as of December 31, 2022 are as follows:

(in thousands)	Operating lease obligations

2023	$2,657
2024	1,889
2025	1,233
2026	636
2027	—
Total lease payments	6,415
Less: interest	(947)

Present value of lease liabilities	$5,468
We have executed no standby letters of credit related to office leases that are secured by restricted cash balances.
Escrow Balances
We hold customers’ assets in escrow accounts at various financial institutions pending completion of certain real estate activities. These amounts are held in escrow accounts for limited periods of time and are not included in the consolidated balance sheets. Amounts held in escrow accounts were $13.2 million and $27.5 million as of December 31, 2022 and 2021, respectively.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
NOTE 23 — SEGMENT REPORTING
Overview
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
Revenue
Descriptions of our principal revenue generating activities are as follows:
Servicer and Real Estate
•For property preservation and inspection services and payment management technologies, we recognize transactional revenue when the service is provided.
•For vendor management transactions, we recognize revenue over the period during which we perform the services.
•For loan disbursement review services, we recognize revenue over the period during which we perform the processing services with full recognition upon completion of the disbursements.
•For foreclosure trustee services, we recognize revenue over the period during which we perform the related services, with full recognition upon completion and/or recording the related foreclosure deed. We use judgment to determine the period over which we recognize revenue for certain of these services.
•For the real estate auction platform, real estate auction and real estate brokerage services, we recognize revenue on a net basis (i.e., the commission on the sale) as we perform services as an agent without assuming the risks and rewards of ownership of the asset and the commission earned on the sale is a fixed percentage or amount.
•For SaaS based technology to manage REO, we recognize revenue over the estimated average number of months the REO are on the platform or ratably over the contract period. We generally recognize revenue for professional services as services are provided.
•For loan servicing technologies, we recognized revenue based on the number of loans on the system. We generally recognize revenue from professional services over the contract period.
•Reimbursable expenses revenue related to property preservation and inspection services, real estate sales title services and foreclosure trustee services is included in revenue with an equal amount recognized in cost of revenue. These amounts are recognized on a gross basis, principally because generally we have control over selection of vendors and the vendor relationships are with us, rather than with our customers.
Origination
•For the majority of the services we provide, we recognize transactional revenue when the service is provided. We recognize membership fees from Lender One members ratably over the term of membership.
•For vendor management oversight software-as-a-service (“SaaS”), we recognize revenue over the period during which we perform the services.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
Corporate and Others
•For our customer journey analytics platform (sold on December 1, 2021), we recognized revenue primarily based on subscription fees. We recognized revenue associated with implementation services and maintenance services ratably over the contract term.
During the years ended December 31, 2022 and 2021, Ocwen was our largest customer. Revenue from Ocwen as a percentage of segment and consolidated revenue was as follows:

	2022	2021

Servicer and Real Estate	53%	49%
Origination	—%	—%
Corporate and Others	—%	—%
Consolidated revenue	41%	31%
Disaggregation of Revenue
Disaggregation of total revenues by segment and major source was as follows for the years ended December 31:

	2022
(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Servicer and Real Estate	$101,716	$10,416	$7,529	$119,661
Originations	32,915	34	510	33,459
For the year ended December 31, 2022	$134,631	$10,450	$8,039	$153,120

	2021
(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Servicer and Real Estate	$98,610	$9,180	$5,846	$113,636
Originations	59,245	42	709	59,996
Corporate and Others	—	4,821	—	4,821
For the year ended December 31, 2021	$157,855	$14,043	$6,555	$178,453

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
Financial Information
Financial information for our segments is as follows:

	For the year ended December 31, 2022
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$119,661	$33,459	$—	$153,120
Cost of revenue	81,148	32,052	18,105	131,305
Gross profit (loss)	38,513	1,407	(18,105)	21,815
Selling, general and administrative expenses	12,057	8,825	33,873	54,755
Loss on sale of businesses	—	—	242	242
Income (loss) from operations	26,456	(7,418)	(52,220)	(33,182)
Total other income (expense), net	4	—	(14,389)	(14,385)

Income (loss) before income taxes and non-controlling interests	$26,460	$(7,418)	$(66,609)	$(47,567)

	For the year ended December 31, 2021
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$113,636	$59,996	$4,821	$178,453
Cost of revenue	87,427	49,012	34,927	171,366
Gross profit (loss)	26,209	10,984	(30,106)	7,087
Selling, general and administrative expenses	12,557	5,702	48,790	67,049
Gain on sale of businesses	—	—	(88,930)	(88,930)
Income from operations	13,652	5,282	10,034	28,968
Total other income (expense), net	8	—	(13,691)	(13,683)

Income (loss) before income taxes and non-controlling interests	$13,660	$5,282	$(3,657)	$15,285

Total Assets
Total assets for our segments are as follows:

(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Total assets:
December 31, 2022	$63,696	$53,984	$77,325	$195,005
December 31, 2021	61,832	59,741	136,235	257,808

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

Goodwill
Changes in goodwill during the years ended December 31, 2022 and 2021 are summarized below:

(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Total

Balance as of January 1, 2021	$30,681	$25,279	$17,889	$73,849
Write-off (1)	—	—	(17,889)	(17,889)

Balance as of December 31, 2021 and 2022	$30,681	$25,279	$—	$55,960
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
NOTE 24 — SUBSEQUENT EVENTS
Public offering of Common Stock
On February 14, 2023, Altisource closed on an underwritten public offering to sell 4,550,000 shares of its common stock, at a price of $5.00 per share, generating net proceeds of approximately $21 million, after deducting the underwriting discounts and commissions and other offering expenses.
On February 22, 2023, Altisource used $20 million of the net proceeds of the offering to repay its term loans.
Term Loan Amendment
Altisource Portfolio Solutions S.A. and its wholly-owned subsidiary, Altisource S.a.r.l., executed Amendment No. 2 (the “Second Amendment”) to the Credit Agreement effective February 14, 2023 (as amended by the Second Amendment, the “Amended Credit Agreement”).
The following is a summary of certain key terms of the Second Amendment and the Amended Credit Agreement.
•The maturity date of the term loans under the Amended Credit Agreement is April 30, 2025
•If the amount of par paydown that the Company makes on the term loans (excluding amortization and other required payments) in the aggregate using proceeds of junior capital raises (the “Par Paydown”) prior to February 14, 2024 (the “Paydown Measurement Date”) is equal to or greater than $30 million, then (subject to the representations and warranties being true and correct as of such date and there being no default or event of default being in existence as of such date) the maturity date of the term loans will be extended to April 30, 2026. Such extension is conditioned upon the Company’s payment of a 2% payment-in-kind extension fee
•The principal amortization of the term loans under the Amended Credit Agreement is 1.00% per year through April 30, 2025 and, if applicable, 12% per year for the year ended April 30, 2026
•The interest rate on the term loans will initially be Secured Overnight Financing Rate (“SOFR”) plus 5.00% per annum payable in cash plus 5.00% per annum payable in kind (“PIK”). The PIK component of the interest rate will be subject to adjustment based on the amount of Par Paydown prior to the Paydown Measurement Date as set forth in the table below:

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

Par Paydown	PIK Component of Interest Rate
Less than $20 million	5.00%
$20 million+ but less than below	4.50%
$30 million+ but less than below	3.75%
$40 million+ but less than below	3.50%
$45 million+ but less than below	3.00%
$50 million+ but less than below	2.50%
$55 million+ but less than below	2.00%
$60 million+ but less than below	1.00%
$65 million+ but less than below	0.50%
$70 million+	0.00%
•If, as of the end of any calendar quarter, (i) the amount of unencumbered cash and cash equivalents of Altisource S.à r.l. and its direct and indirect subsidiaries on a consolidated basis plus (ii) the undrawn commitment amount under the Revolver is, or is forecast as of the end of the immediately subsequent calendar quarter to be, less than $35 million, then up to 2.00% in interest otherwise payable in cash in the following quarter may be paid in kind at the Company’s election
•The lenders under the Amended Credit Agreement received warrants (the “Warrants”) to purchase 3,223,851 shares of Altisource common stock (the “Warrant Shares”). The number of Warrant Shares is subject to reduction based on the amount of Par Paydown by the Paydown Measurement Date as set forth in the table below.

Par Paydown	Warrant Shares
Less than $20 million	3,223,851
$20 million+ but less than below	2,578,743
$30 million+	1,612,705
•The exercise price per share of common stock under each Warrant is equal to $0.01. The Warrants may be exercised at any time on and after the Paydown Measurement Date and prior to their expiration date. The Warrants are exercisable on a cashless basis and will be subject to customary anti-dilution provisions. The Warrants, if not previously exercised or terminated, will be automatically exercised on May 22, 2027. The Warrants are subject to a lock-up agreement, subject to customary exceptions, ending two business days after the Paydown Measurement Date
•The lenders under the Amended Credit Agreement were paid an amendment fee equal to 1.0%, substantially all of which was paid in cash at closing
•Various of the affirmative and negative covenants, mandatory prepayments, events of default and other terms to which the Company is subject under the Amended Credit Agreement have been modified including in many cases to be more restrictive or to reduce certain permissions previously available to the Company.
Revolver Amendment
The Company entered into Amendment No. 1 (the “First Revolver Amendment”) to the Revolver effective February 14, 2023. The First Revolver Amendment establishes the credit available under the Revolver at $15 million, extends the facility termination and maturity date to coincide with the maturity date of the term loans under the Amended Credit Agreement, and increases the interest rate under the Revolver to 10% per annum payable in cash and 3% per annum PIK. A usage fee of $750,000 will be payable upon the initial drawing under the Revolver following the effectiveness of the First Revolver Amendment. The Revolver is secured by a first-priority lien on substantially all of the assets of the Company, which lien will be pari passu with liens securing the term loans under the Amended Credit Agreement, and the Revolver will continue to be guaranteed by Altisource and substantially all of the material subsidiaries of the Borrower.

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
As of December 31, 2022, an evaluation was conducted under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of December 31, 2022.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2023 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2023 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2023 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2023 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2023 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

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

2.3
Purchase and Sale Agreement, dated as of August 19, 2013, by and among Altisource Portfolio Solutions S.A., Altisource Solutions S.à r.l. and the Equity Interestholders of Equator, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 21, 2013)

2.4 **
Stock Purchase Agreement dated as of October 6, 2021 by and among Genesys Cloud Services, Inc., Altisource S.à r.l., Pointillist, Inc,. and other holders of the outstanding capital stock of Pointillist, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on October 7, 2021)

3.1	Amended and Restated Articles of Incorporation of Altisource Portfolio Solutions S.A. (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on August 9, 2017)

4.1	Description of Securities

4.2	Form of Warrant issued February 14, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 21, 2023)

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

10.16 †
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

10.18
Services Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 5, 2012)

10.19
Technology Products Services Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on October 5, 2012)

10.20
Data Center and Disaster Recovery Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on October 5, 2012)

10.21
Intellectual Property Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on October 5, 2012)

10.22
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

10.27
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

10.29
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

10.31 **
Master Services Agreement, dated as of December 21, 2012, between Altisource Residential Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed on December 28, 2012)

10.32
Trademark License Agreement, dated as of December 21, 2012, between Altisource Asset Management Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K filed on December 28, 2012)

10.33
Technology Products Services Agreement, between Altisource Asset Management Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K filed on December 28, 2012)

10.34
Second Amendment to Services Agreement, dated as of March 29, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 4, 2013)

10.35
Second Amendment to Technology Products Services Agreement, dated as of March 29, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on April 4, 2013)

10.36
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

10.38
First Amendment to Services Agreement, dated as of March 29, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed on April 4, 2013)

10.39
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

10.42
Agreement, dated as of April 12, 2013, by and among Altisource Solutions S.à r.l., Ocwen Financial Corporation and Ocwen Mortgage Servicing, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 18, 2013)

10.43 †	Form of Cash Retention Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 21, 2015)

10.44 †	Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on July 23, 2015)

10.45 †
Amended and Restated Employment Agreement effective as of October 1, 2014 between Altisource Solutions S.à r.l. and Gregory J. Ritts (incorporated by reference to Exhibit 10.63 of the Company’s Form 10-K filed on March 15, 2016)

10.46 †
Non-Qualified Stock Option Award Agreement between the Company and Gregory J. Ritts dated as of August 29, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on October 27, 2016)

10.47 †	Form of Director Restricted Share Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 24, 2016)

10.48
Amendment and Waiver Agreement dated September 30, 2016 between Altisource Solutions S.à r.l. and Altisource Residential Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 3, 2016)

10.49 †	Form of Non-Qualified Stock Option Award Agreement (2017 Performance-Based Stock Options) (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 13, 2017)

10.50 †	Form of Non-Qualified Stock Option Award Agreement (Service Revenue Stock Options) (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on April 13, 2017)

10.51 †	Form of Restricted Stock Award Agreement (2017 Performance-Based Restricted Shares) (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on April 13, 2017)

10.52 †	Form of Restricted Stock Award Agreement (Service-Based Restricted Shares) (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on April 13, 2017)

10.53 **
Cooperative Brokerage Agreement, dated as of August 28, 2017, between REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.8 of the Company’s Form 10-Q filed on October 26, 2017)

10.54 **
Letter Agreement, dated as of August 28, 2017, between New Residential Investment Corp., New Residential Mortgage LLC, REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-Q filed on October 26, 2017)

10.55 **
First Amendment to the Cooperative Brokerage Agreement, dated as of November 16, 2017, between REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.71 of the Company’s Form 10-K filed on February 22, 2018)

10.56 **
Second Amendment to the Cooperative Brokerage Agreement, dated as of January 18, 2018, between REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.72 of the Company’s Form 10-K filed on February 22, 2018)

10.57
Third Amendment to the Cooperative Brokerage Agreement, dated as of March 23, 2018, between REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on April 26, 2018)

10.58 †	Form of Non-Qualified Stock Option Award Agreement (2018 Performance-Based Stock Options) (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on April 26, 2018)

10.59 †	Form of Restricted Share Unit Award Agreement (2018 Service-Based Restricted Share Units) (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on April 26, 2018)

10.60
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

10.62
Amendment No. 1 to Credit Agreement dated as of June 27, 2018 among Altisource S.à r.l. and Altisource Portfolio Solutions S.A., Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on July 26, 2018)

10.63
Omnibus Amendment to Master Services Agreement, Waiver Agreement, Services Letter and Fee Letter, dated August 8, 2018 among Altisource S.à r.l. and Front Yard Residential Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 9, 2018)

10.64
Fourth Amendment to the Cooperative Brokerage Agreement, dated as of September 11, 2018, between REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on October 25, 2018)

10.65 †
Second Amended and Restated Employment Contract dated as of November 6, 2018 between Altisource Solutions S.à r.l. and Gregory J. Ritts (incorporated by reference to Exhibit 10.78 of the Company’s Form 10-K filed on February 26, 2019)

10.66 †
Employment Agreement effective as of August 1, 2017 between Altisource Solutions S.à r.l and Marcello Mastioni (incorporated by reference to Exhibit 10.79 of the Company’s Form 10-K filed on February 26, 2019)

10.67 †
Non-Qualified Stock Option Award Agreement between the Company and Marcello Mastioni dated as of August 1, 2017 (incorporated by reference to Exhibit 10.80 of the Company’s Form 10-K filed on February 26, 2019)

10.68 †	Restricted Share Award Agreement between the Company and Marcello Mastioni dated as of August 1, 2017 (incorporated by reference to Exhibit 10.81 of the Company’s Form 10-K filed on February 26, 2019)

10.69 †
Altisource Portfolio Solutions S.A. Amended and Restated 2009 Equity Incentive Plan, dated as of November 12, 2018 (incorporated by reference to Exhibit 10.82 of the Company’s Form 10-K filed on February 26, 2019)

10.70 **
Binding Term Sheet dated as of February 22, 2019 between Altisource S.à r.l., Ocwen Financial Corporation and Ocwen Mortgage Servicing, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on April 25, 2019)

10.71 †
Amended and Restated Employment Contract of Indefinite Duration dated as of March 22, 2019 between Altisource S.à r.l. and Marcello Mastioni (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on April 25, 2019)

10.72 ** †
Separation Agreement and Release dated as of March 22, 2019 between Indroneel Chatterjee and Altisource Solutions, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on April 25, 2019)

10.73 ** †
Side Letter to Separation Agreement and Release by and between Indroneel Chatterjee and Altisource Solutions, Inc. dated as of March 22, 2019 (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on April 25, 2019)

10.74†
Form of Restricted Stock Unit Award Agreement Pursuant to Altisource’s 2009 Equity Incentive Plan and 2019 Long Term Equity Incentive Program (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed on April 25, 2019)

10.75 †
Form of Restricted Stock Unit Award Agreement Pursuant to Altisource’s 2009 Equity Incentive Plan and 2018 Annual Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q filed on April 25, 2019)

10.76 †
Form of Restricted Stock Unit Award Agreement Pursuant to Altisource’s 2009 Equity Incentive Plan and 2019 Long Term Equity Incentive Program (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on July 25, 2019)

10.77 †	Agreement dated as of October 11, 2019 between Altisource S.à r.l. and Kevin J. Wilcox (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on October 24, 2019)

10.78
Binding Term Sheet dated as of May 5, 2021 between Altisource S.à r.l., Ocwen Financial Corporation and and Ocwen USVI Services, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on May10, 2021)

10.79
Settlement Agreement and Full Release dated as of April 28, 2021 between Marcello Mastioni and Altisource S.à r.l. (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on May10, 2021)

10.80
Post-Separation Covenant Agreement dated as of April 28, 2021 between Marcello Mastioni and Altisource S.à r.l. (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on May10, 2021)

10.81	Credit Agreement, dated June 22, 2021 among Altisource S.à r.l. and STS Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 23, 2021)

10.82
Director Restricted Share Award Agreement dated as of April 13, 2022 between Mary C. Hickok and Altisource Portfolio Solutions S.A. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on April 28, 2022)

10.83	Transaction Support Agreement (including the Term Sheet) dated as of February 2, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 3, 2023)

10.84	Registration Rights Agreement, dated February 14, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 21, 2023)

10.85	Warrant Purchase Agreement, dated February 14, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 21, 2023)

10.86 * **
Amended and Restated Credit Agreement, dated February 9, 2023 among Altisource S.à r.l. and Altisource Portfolio Solutions S.A., Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent, and the Lenders party thereto

10.87 *	Amended Credit Agreement dated February 9, 2023 by among Altisource S.à r.l and STS Master Fund, Ltd

21.1 *	Subsidiaries of the Registrant.

23.1 *	Consent of Independent Registered Public Accounting Firm (RSM US LLP).

23.2 *	Consent of Independent Registered Public Accounting Firm (Mayer Hoffman McCann P.C.).

31.1 *	Section 302 Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2 *	Section 302 Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1 *	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 is formatted in Inline XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021; (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income for each of the years in the two-year period ended December 31, 2022; (iii) Consolidated Statements of Equity for each of the years in the two-year period ended December 31, 2022 (iv) Consolidated Statements of Cash Flows for each of the years in the two-year period ended December 31, 2022; (v) Notes to Consolidated Financial Statements; and (vi) Financial Statement Schedule.

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
Date: March 30, 2023

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

Signature	Title	Date

/s/ William B. Shepro	Chairman and Chief Executive Officer	March 30, 2023
William B. Shepro	(Principal Executive Officer)

/s/ Joseph L. Morettini	Director	March 30, 2023
Joseph L. Morettini

/s/ Roland Müller-Ineichen	Director	March 30, 2023
Roland Müller-Ineichen

/s/ John G. Aldridge	Director	March 30, 2023
John G. Aldridge

/s/ Mary Hickok	Director	March 30, 2023
Mary Hickok

/s/ Michelle D. Esterman	Chief Financial Officer	March 30, 2023
Michelle D. Esterman	(Principal Financial Officer and Principal Accounting Officer)