Form 10-Q
period 2023-03-31
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
filed 2023-04-27
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
(352) 2060 2055
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of April 21, 2023, there were 20,814,813 outstanding shares of the registrant’s common stock (excluding 9,147,935 shares held as treasury stock).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	March 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$43,113	$51,025
Accounts receivable, net	14,257	12,989
Prepaid expenses and other current assets	13,061	23,544
Total current assets	70,431	87,558

Premises and equipment, net	3,500	4,222
Right-of-use assets under operating leases	5,107	5,321
Goodwill	55,960	55,960
Intangible assets, net	30,450	31,730
Deferred tax assets, net	5,031	5,048
Other assets	7,104	5,166

Total assets	$177,583	$195,005

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$33,029	$33,507
Warrant liability	7,402	—
Deferred revenue	2,874	3,711
Other current liabilities	2,680	2,867
Total current liabilities	45,985	40,085

Long-term debt	213,879	245,230
Deferred tax liabilities, net	8,806	9,028
Other non-current liabilities	19,310	19,536

Commitments, contingencies and regulatory matters (Note 21)

Equity (deficit):
Common stock ($1.00 par value; 100,000 shares authorized, 29,963 issued and 20,815 outstanding as of March 31, 2023; 16,129 outstanding as of December 31, 2022)	29,963	25,413
Additional paid-in capital	166,704	149,348
Retained earnings	96,243	118,948
Treasury stock, at cost (9,148 shares as of March 31, 2023 and 9,284 shares as of December 31, 2022)	(404,060)	(413,358)
Altisource deficit	(111,150)	(119,649)

Non-controlling interests	753	775
Total deficit	(110,397)	(118,874)

Total liabilities and deficit	$177,583	$195,005
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	Three months ended March 31,
	2023	2022

Revenue	$39,461	$39,516
Cost of revenue	30,957	33,869

Gross profit	8,504	5,647

Selling, general and administrative expenses	12,094	13,974

Loss from operations	(3,590)	(8,327)
Other income (expense), net:
Interest expense	(6,760)	(3,556)
Change in fair value of warrant liability	694	—
Debt amendment costs	(3,242)	—
Other income (expense), net	1,560	740
Total other income (expense), net	(7,748)	(2,816)

Loss before income taxes and non-controlling interests	(11,338)	(11,143)
Income tax provision	(1,529)	(886)

Net loss	(12,867)	(12,029)
Net income attributable to non-controlling interests	(80)	(161)

Net loss attributable to Altisource	$(12,947)	$(12,190)

Loss per share:
Basic	$(0.70)	$(0.76)
Diluted	$(0.70)	$(0.76)

Weighted average shares outstanding:
Basic	18,442	15,956
Diluted	18,442	15,956

Comprehensive loss:
Comprehensive loss, net of tax	$(12,867)	$(12,029)
Comprehensive income attributable to non-controlling interests	(80)	(161)

Comprehensive loss attributable to Altisource	$(12,947)	$(12,190)
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Statements of Equity (Deficit)
(in thousands)

	Altisource Equity (Deficit)
	Common stock		Additional paid-in capital	Retained earnings	Treasury stock, at cost	Non-controlling interests	Total
	Shares

Balance, December 31, 2021	25,413	$25,413	$144,298	$186,592	$(426,445)	$1,272	$(68,870)

Net loss	—	—	—	(12,190)	—	161	(12,029)
Distributions to non-controlling interest holders	—	—	—	—	—	(264)	(264)
Share-based compensation expense	—	—	1,290	—	—	—	1,290
Issuance of restricted share units and restricted shares	—	—	—	(6,560)	6,560	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(4,046)	3,032	—	(1,014)

Balance, March 31, 2022	25,413	$25,413	$145,588	$163,796	$(416,853)	$1,169	$(80,887)

Balance, December 31, 2022	25,413	$25,413	$149,348	$118,948	$(413,358)	$775	$(118,874)

Net loss	—	—	—	(12,947)	—	80	(12,867)
Distributions to non-controlling interest holders	—	—	—	—	—	(102)	(102)
Share-based compensation expense	—	—	1,445	—	—	—	1,445
Issuance of restricted share units and restricted shares	—	—	—	(6,058)	6,058	—	—
Issuance of common stock, net of issuance costs	4,550	4,550	15,911	—	—	—	20,461
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(3,700)	3,240	—	(460)

Balance, March 31, 2023	29,963	$29,963	$166,704	$96,243	$(404,060)	$753	$(110,397)
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three months ended March 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(12,867)	$(12,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	699	958
Amortization of right-of-use assets under operating leases	472	1,144
Amortization of intangible assets	1,280	1,284
Share-based compensation expense	1,445	1,290
Bad debt expense	40	343
Amortization of debt discount	904	166
Amortization of debt issuance costs	627	276
Deferred income taxes	(155)	67
Loss on disposal of fixed assets	23	—
Change in fair value of warrant liability	(694)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,308)	(653)
Prepaid expenses and other current assets	10,506	(3,558)
Other assets	(2,044)	143
Accounts payable and accrued expenses	(478)	(4,515)
Current and non-current operating lease liabilities	(465)	(1,279)
Other current and non-current liabilities	(1,043)	(547)
Net cash used in operating activities	(3,058)	(16,910)

Cash flows from investing activities:
Additions to premises and equipment	—	(74)
Net cash used in investing activities	—	(74)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	20,461	—
Debt issuance and amendment costs	(4,786)	—
Repayments of long-term debt	(20,000)	—
Distributions to non-controlling interests	(102)	(264)
Payments of tax withholding on issuance of restricted share units and restricted shares	(460)	(1,014)
Net cash used in financing activities	(4,887)	(1,278)

Net decrease in cash, cash equivalents and restricted cash	(7,945)	(18,262)
Cash, cash equivalents and restricted cash at the beginning of the period	54,273	102,149

Cash, cash equivalents and restricted cash at the end of the period	$46,328	$83,887

Supplemental cash flow information:
Interest paid	$5,221	$3,090
Income taxes (refunded) paid, net	(4,663)	3,257
Acquisition of right-of-use assets with operating lease liabilities	258	29
Reduction of right-of-use assets from operating lease modifications or reassessments	—	(173)

Non-cash investing and financing activities:
Net decrease in payables for purchases of premises and equipment	$—	$(62)
Warrants issued in connection with Amended Credit Agreement	8,096	—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets and the unaudited condensed consolidated statements of cash flows:
	March 31, 2023	March 31, 2022

Cash and cash equivalents	$43,113	$79,952
Restricted cash	3,215	3,935
Total cash, cash equivalents and restricted cash reported in the statements of cash flows	$46,328	$83,887
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
We conduct our operations through two reportable segments: Servicer and Real Estate and Origination. In addition, we report Corporate and Others separately (See Note 22 for a description of our business segments).
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
The management agreement between MPA and Lenders One, pursuant to which MPA is the management company, represents a variable interest in a variable interest entity. MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact the cooperative’s economic performance and the right to receive benefits from the cooperative. As a result, Lenders One is presented in the accompanying condensed consolidated financial statements on a consolidated basis and the interests of the members are reflected as non-controlling interests. As of March 31, 2023, Lenders One had total assets of $1.3 million and total liabilities of $1.2 million. As of December 31, 2022, Lenders One had total assets of $1.2 million and total liabilities of $1.1 million.
These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 30, 2023.
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
During the three months ended March 31, 2023, Ocwen was our largest customer, accounting for 45% of our total revenue. Ocwen purchases certain mortgage services from us under the terms of services agreements and amendments thereto (collectively, the “Ocwen Services Agreements”) with terms extending through August 2030. Certain of the Ocwen Services Agreements contain a “most favored nation” provision and also grant the parties the right to renegotiate pricing, among other things.
Revenue from Ocwen primarily consists of revenue earned from the loan portfolios serviced and subserviced by Ocwen when Ocwen engages us as the service provider, and revenue earned directly from Ocwen, pursuant to the Ocwen Services Agreements. For the three months ended March 31, 2023 and 2022, we recognized revenue from Ocwen of $17.6 million and $13.7 million, respectively. Revenue from Ocwen as a percentage of segment and consolidated revenue was as follows:

	March 31, 2023	March 31, 2022

Servicer and Real Estate	55%	48%
Origination	—%	—%
Corporate and Others	—%	—%
Consolidated revenue	45%	35%
We earn additional revenue related to the portfolios serviced and subserviced by Ocwen when a party other than Ocwen or the MSRs owner selects Altisource as the service provider. For the three months ended March 31, 2023 and 2022, we recognized revenue of $2.9 million and $2.4 million, respectively, of such revenue. These amounts are not included in deriving revenue from Ocwen and revenue from Ocwen as a percentage of revenue discussed above.
As of March 31, 2023, accounts receivable from Ocwen totaled $4.2 million, $3.5 million of which was billed and $0.7 million of which was unbilled. As of December 31, 2022, accounts receivable from Ocwen totaled $4.0 million, $3.2 million of which was billed and $0.8 million of which was unbilled.
Rithm
Rithm Capital Corp. (individually, together with one or more of its subsidiaries or one or more of its subsidiaries individually, “Rithm”) (formerly New Residential Investment Corp., or “NRZ”) is a real estate investment trust that invests in and manages investments primarily related to residential real estate, including MSRs and excess MSRs.
Ocwen has disclosed that Rithm is a significant client of Ocwen’s. As of December 31, 2022, approximately 17% of loans serviced and subserviced by Ocwen (measured in unpaid principal balance (“UPB”)) and approximately 68% of all delinquent loans that Ocwen services were related to Rithm MSRs or rights to MSRs (the “Subject MSRs”).
Rithm purchases brokerage services for real estate owned (“REO”) exclusively from us, irrespective of the subservicer, subject to certain limitations, for certain MSRs set forth in and pursuant to the terms of a Cooperative Brokerage Agreement, as amended, and related letter agreement (collectively, the “Brokerage Agreement”) with terms extending through August 2025.
For the three months ended March 31, 2023 and 2022, we recognized revenue from Rithm of $0.8 million and $0.9 million, respectively, under the Brokerage Agreement. For the three months ended March 31, 2023 and 2022, we recognized additional revenue of $3.3 million and $3.7 million, respectively, relating to the Subject MSRs when a party other than Rithm selects Altisource as the service provider.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
NOTE 3 — ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consists of the following:

(in thousands)	March 31, 2023	December 31, 2022

Billed	$11,702	$11,993
Unbilled	6,760	5,359
	18,462	17,352
Less: Allowance for credit losses	(4,205)	(4,363)

Total	$14,257	$12,989
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
Changes in the allowance for expected credit losses consist of the following:

		Additions
(in thousands)	Balance at Beginning of Period	Charged to Expenses	Deductions Note(1)	Balance at End of Period

Allowance for expected credit losses:

Three months ended March 31, 2023	$4,363	$40	$198	$4,205
Three months ended March 31, 2022	5,297	343	829	4,811

______________________________________
(1)    Amounts written off as uncollectible or transferred to other accounts or utilized.
NOTE 4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

(in thousands)	March 31, 2023	December 31, 2022

Prepaid expenses	$4,455	$5,165
Income taxes receivable	1,432	7,031
Maintenance agreements, current portion	1,304	1,498
Indemnity escrow receivable from Pointillist sale	3,223	3,223
Restricted cash	23	—
Surety bond collateral	—	4,000
Other current assets	2,624	2,627

Total	$13,061	$23,544

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
NOTE 5 — PREMISES AND EQUIPMENT, NET
Premises and equipment, net consists of the following:

(in thousands)	March 31, 2023	December 31, 2022

Computer hardware and software	$46,859	$49,339
Leasehold improvements	2,457	5,794
Furniture and fixtures	1,346	3,832
Office equipment and other	262	346
	50,924	59,311
Less: Accumulated depreciation and amortization	(47,424)	(55,089)

Total	$3,500	$4,222
Depreciation and amortization expense amounted to $0.7 million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively, and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive loss.
Premises and equipment, net consist of the following, by country:

(in thousands)	March 31, 2023	December 31, 2022

Luxembourg	$2,117	$2,455
India	960	1,129
United States	376	586
Uruguay	47	52

Total	$3,500	$4,222
NOTE 6 — RIGHT-OF-USE ASSETS UNDER OPERATING LEASES, NET
Right-of-use assets under operating leases, net consists of the following:

(in thousands)	March 31, 2023	December 31, 2022

Right-of-use assets under operating leases	$12,063	$11,808
Less: Accumulated amortization	(6,956)	(6,487)

Total	$5,107	$5,321
Amortization of operating leases was $0.5 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively, and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive loss.
NOTE 7 — GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following is a summary of goodwill by segment:

(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Total

Balance as of March 31, 2023 and December 31, 2022	$30,681	$25,279	$—	$55,960

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Intangible Assets, net
Intangible assets, net consist of the following:

	Weighted average estimated useful life (in years)	Gross carrying amount		Accumulated amortization		Net book value
(in thousands)		March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022

Definite lived intangible assets:
Customer related intangible assets	9	$214,307	$214,307	$(198,343)	$(197,594)	$15,964	$16,713
Operating agreement	20	35,000	35,000	(23,042)	(22,604)	11,958	12,396
Trademarks and trade names	16	9,709	9,709	(7,181)	(7,088)	2,528	2,621

Total		$259,016	$259,016	$(228,566)	$(227,286)	$30,450	$31,730
Amortization expense for definite lived intangible assets was $1.3 million and $1.3 million for the three months ended March 31, 2023 and 2022, respectively. Forecasted annual definite lived intangible asset amortization expense for 2023 through 2027 is $5.1 million, $5.1 million, $5.1 million, $4.9 million and $4.7 million, respectively.
NOTE 8 — OTHER ASSETS
Other assets consist of the following:

(in thousands)	March 31, 2023	December 31, 2022

Restricted cash	$3,192	$3,248
Security deposits	600	596
Other	3,312	1,322

Total	$7,104	$5,166
NOTE 9 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable and accrued expenses consist of the following:

(in thousands)	March 31, 2023	December 31, 2022

Accounts payable	$14,147	$14,981
Accrued expenses - general	11,766	11,858
Accrued salaries and benefits	5,116	5,501
Income taxes payable	2,000	1,167

Total	$33,029	$33,507
Other current liabilities consist of the following:

(in thousands)	March 31, 2023	December 31, 2022

Operating lease liabilities	$2,157	$2,097
Other	523	770

Total	$2,680	$2,867

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
NOTE 10 — WARRANT LIABILITY
On February 14, 2023, the lenders under the Amended Credit Agreement (See Note 11 for additional information) received warrants (the “Warrants”) to purchase 3,223,851 shares of Altisource common stock (the “Warrant Shares”). The number of Warrant Shares is subject to reduction based on the amount of par paydowns on the senior secured term loans (“SSTL”) in the aggregate using proceeds from issuances of equity interests or from junior indebtedness made prior to February 14, 2024 (“Aggregate Paydowns”) as set forth in the table below.

Aggregate Paydowns	Warrant Shares
Less than $20 million	3,223,851
$20 million+ but less than below	2,578,743
$30 million+	1,612,705
During the three months ended March 31, 2023, the Company made payments toward the determination of Aggregate Paydowns of $20 million. As a result, the number of Warrant Shares as of March 31, 2023 is 2,578,743.
The exercise price per share of common stock under each Warrant is equal to $0.01. The Warrants may be exercised at any time on and after February 14, 2024 and prior to their expiration date. The Warrants are exercisable on a cashless basis and are subject to customary anti-dilution provisions. The Warrants, if not previously exercised or terminated, will be automatically exercised on May 22, 2027. The Warrants are subject to a lock-up agreement, subject to customary exceptions, ending two business days after the Paydown Measurement Date.
The Company determined that the Warrants are free standing financial instruments that are legally detachable and separately exercisable from term loans under the Amended Credit Agreement. The Company also determined that the Warrants are not considered to be indexed to the Company’s stock because the number of Warrant Shares varies based on Aggregate Paydowns and as such required classification as a liability pursuant to ASC 815-40, Derivatives and Hedging–Contracts in Entity’s Own Equity. The outstanding Warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income (expense) in the statement of operations.
The fair value of the warrant liability is based on the number of Warrant Shares that are expected to be exercisable on and after February 14, 2024 and the Altisource share price less $0.01 at the measurement date.
The fair value of the warrant liability at each of the respective valuation dates is summarized below:

Warrant Liability	Warrant Shares based on Aggregate Paydowns	Expected Warrant Shares that will be exercisable on February 14, 2024	Fair Value per Warrant Share	Fair Value (in thousands)

Fair value at initial measurement date of February 14, 2023	3,223,851	1,612,705	$5.02	$8,096
Gain on change in fair value of warrant liability				(694)
Fair value at March 31, 2023	2,578,743	1,612,705	$4.59	$7,402
During the three months ended March 31, 2023, the Company recorded a gain on changes in fair value of warrant liability of $0.7 million. During the three months ended March 31, 2022, there were no warrant liabilities outstanding.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
NOTE 11 — LONG-TERM DEBT
Long-term debt consists of the following:

(in thousands)	March 31, 2023	December 31, 2022

Senior Secured Term Loans	$227,204	$247,204
Less: Debt issuance and amendment costs, net	(5,070)	(878)
Less: Unamortized discount, net	(8,025)	(833)
Net Senior secured term loans	214,109	245,493

Revolver	—	—
Less: Debt issuance costs, net	(230)	(263)
Net Revolver	(230)	(263)

Total Long-term debt	$213,879	$245,230
Senior Secured Term Loans
In April 2018, Altisource Portfolio Solutions S.A. and its wholly-owned subsidiary, Altisource S.à r.l., entered into a credit agreement with Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, and certain lenders (the “Credit Agreement”). Under the Credit Agreement, Altisource borrowed $412 million in the form of SSTL. Effective February 14, 2023, Altisource Portfolio Solutions S.A. and Altisource S.à r.l. entered into Amendment No. 2 to the Credit Agreement (as amended by Amendment No. 2, the “Amended Credit Agreement”). Altisource Portfolio Solutions S.A. and certain subsidiaries are guarantors of the SSTL (collectively, the “Guarantors”).
The maturity date of the SSTL under the Amended Credit Agreement is April 30, 2025. If Aggregate Paydowns are equal to or greater than $30 million, then (subject to the representations and warranties being true and correct as of such date and there being no default or event of default being in existence as of such date) the maturity date of the SSTL may be extended at the Company’s option to April 30, 2026. Such extension is conditioned upon the Company’s payment of a 2% payment-in-kind extension fee.
In February 2023, the Company made payments of $20 million toward the determination of Aggregate Paydowns.
All amounts outstanding under the SSTL will become due on the earlier of (i) the maturity date, and (ii) the date on which the loans are declared to be due and owing by the administrative agent at the request (or with the consent) of the Required Lenders (as defined in the Amended Credit Agreement; other capitalized terms, unless defined herein, are defined in the Amended Credit Agreement) or as otherwise provided in the Amended Credit Agreement upon the occurrence of any event of default. There are no mandatory repayments of the SSTL except as set forth herein until the April 30, 2025 maturity when the balance is due.
In addition to the scheduled principal payments, subject to certain exceptions, the SSTL is subject to mandatory prepayment upon issuances of debt, certain casualty and condemnation events and sales of assets, as well as 50% of Consolidated Excess Cash Flow, as calculated in accordance with the provisions of the Amended Credit Agreement.
Altisource may incur incremental indebtedness under the Amended Credit Agreement from one or more incremental lenders, which may include existing lenders, in an aggregate incremental principal amount not to exceed $50 million, subject to certain conditions set forth in the Amended Credit Agreement. The lenders have no obligation to provide any incremental indebtedness.
Through March 29, 2023, the SSTL’s interest rate was the Adjusted Eurodollar Rate plus 4.00%. Beginning March 30, 2023, the SSTL bears interest at rates based upon, at our option, the Secured Ovnernight Financing Rate (“SOFR”) or the Base Rate. SOFR term loans initially bear interest at a rate per annum equal to SOFR plus 5.00% payable in cash plus 5.00% payable in kind (“PIK”). Base Rate loans initially bear interest at a rate per annum equal to the Base Rate plus 4.00% payable in cash plus 5.00% PIK. Base Rate term loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Base Rate and (y) 2.00% plus (ii) 4.00%. The interest rate as of March 31, 2023 was 14.49%. The PIK component of the interest rate is subject to adjustment based on the amount of Aggregate Paydowns as set forth in the table below. Based on Aggregate Paydowns of $20 million through March 31, 2023, the PIK component of the interest rate declined to 4.50%.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Aggregate Paydowns	PIK Component of Interest Rate
Less than $20 million	5.00%
$20 million+ but less than below	4.50%
$30 million+ but less than below	3.75%
$40 million+ but less than below	3.50%
$45 million+ but less than below	3.00%
$50 million+ but less than below	2.50%
$55 million+ but less than below	2.00%
$60 million+ but less than below	1.00%
$65 million+ but less than below	0.50%
$70 million+	0.00%
If, as of the end of any calendar quarter, (i) the amount of unencumbered cash and cash equivalents of Altisource S.à r.l. and its direct and indirect subsidiaries on a consolidated basis plus (ii) the undrawn commitment amount under the Revolver is, or is forecast as of the end of the immediately subsequent calendar quarter to be, less than $35 million, then up to 2.00% in interest otherwise payable in cash in the following quarter may be paid in kind at the Company’s election.
The payment of all amounts owing by Altisource under the Amended Credit Agreement is guaranteed by the Guarantors and is secured by a pledge of all equity interests of certain subsidiaries of Altisource, as well as a lien on substantially all of the assets of Altisource S.à r.l. and the Guarantors, subject to certain exceptions.
The Amended Credit Agreement includes covenants that restrict or limit, among other things, our ability, subject to certain exceptions and baskets, to incur indebtedness; incur liens on our assets; sell, transfer or dispose of assets; make Restricted Junior Payments including share repurchases, dividends and repayment of junior indebtedness; make investments; dispose of equity interests of any Material Subsidiaries; engage in a line of business substantially different than existing businesses and businesses reasonably related, complimentary or ancillary thereto; amend material debt agreements or other material contracts; engage in certain transactions with affiliates; enter into sale/leaseback transactions; grant negative pledges or agree to such other restrictions relating to subsidiary dividends and distributions; make changes to our fiscal year; and engage in mergers and consolidations.
The Amended Credit Agreement contains certain events of default including (i) failure to pay principal when due or interest or any other amount owing on any other obligation under the Amended Credit Agreement within five days of becoming due, (ii) material incorrectness of representations and warranties when made, (iii) breach of certain other covenants, subject to cure periods described in the Amended Credit Agreement, (iv) failure to pay principal or interest on any other debt that equals or exceeds $5.0 million when due, (v) default on any other debt that equals or exceeds $5.0 million that causes, or gives the holder or holders of such debt the ability to cause, an acceleration of such debt, (vi) occurrence of a Change of Control, (vii) bankruptcy and insolvency events, (viii) entry by a court of one or more judgments against us in an aggregate amount in excess of $10.0 million that remain unbonded, undischarged or unstayed for a certain number of days after the entry thereof, (ix) the occurrence of certain ERISA events, (x) the failure of certain Loan Documents to be in full force and effect and (xi) failure to comply in any material respects with the terms of the Warrants or the Warrant Purchase Agreement. If any event of default occurs and is not cured within applicable grace periods set forth in the Credit Agreement or waived, all loans and other obligations could become due and immediately payable and the facility could be terminated.
The lenders under the Amended Credit Agreement received Warrants to purchase 3,223,851 shares of Altisource common stock. The number of Warrant Shares is subject to reduction based on the amount of Aggregate Paydowns (See Note 10 for additional information).
The fair value of the Warrants on February 14, 2023 was $8.1 million and was recorded as an increase in debt discount. In connection with Amendment No. 2, the Company paid $4.8 million to the lenders and to third parties on behalf of the lenders. The $4.8 million payment was recorded as an increase in debt issuance and amendment costs. In connection with Amendment No. 2, the Company paid $3.2 million to advisors and recorded these payments as other expense in the condensed consolidated statements of operations and comprehensive loss.
Deer Park Road Management Company, LP (“Deer Park”), a related party, owns approximately 20% of Altisource’s common stock and $44.7 million of Altisource debt under the Amended Credit Agreement as of March 31, 2023. Deer Park’s Chief Investment Officer and managing partner was a member of Altisource’s Board of Directors until his resignation on March 1, 2022. The replacement director appointed by the Board of Directors is a current employee of Deer Park. In connection with

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
the Amended Credit Agreement, Deer Park received 583 thousand Warrants. During the three months ended March 31, 2023, Deer Park received interest of $0.9 million from the Altisource SSTL.
As of March 31, 2023, debt issuance and amendment costs were $5.1 million, net of $4.2 million of accumulated amortization. As of December 31, 2022, debt issuance costs were $0.9 million, net of $3.6 million of accumulated amortization.
Revolver
On June 22, 2021 Altisource S.à r.l, a subsidiary of Altisource Portfolio Solutions S.A., entered into a revolving credit facility with STS Master Fund, Ltd. (“STS”) (the “Revolver”). STS is an investment fund managed by Deer Park.
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
The maturity date of the Amended Revolver coincides with the maturity date of the SSTL under the Amended Credit Agreement, as it may be extended. The outstanding balance on the Amended Revolver is due and payable on such maturity date.
Borrowings under the Amended Revolver bear interest of 10.00% per annum in cash and 3.00% per annum PIK and are payable quarterly on the last business day of each March, June, September and December. In connection with the Amended Revolver, Altisource is required to pay a usage fee equal to $0.75 million at the initial extension of credit pursuant to the Amended Revolver.
Altisource’s obligations under the Amended Revolver are secured by a first-priority lien on substantially all of the assets of the Company, which lien will be pari passu with liens securing the SSTL under the Amended Credit Agreement.
The Amended Revolver contains additional representations, warranties, covenants, terms and conditions customary for transactions of this type, that restrict or limit, among other things, our ability to use the proceeds of credit only for general corporate purposes.
The Amended Revolver contains certain events of default including (i) failure to pay principal when due or interest or any other amount owing on any other obligation under the Amended Revolver within three business days of becoming due, (ii) failure to perform or observe any material provisions of the Amended Revolver Documents to be performed or complied with and such failure continues for a period of 30 days after written notice is given by the Lender to the Borrower, (iii) material incorrectness of representations and warranties when made, (iv) default on any other debt that equals or exceeds $40.0 million that causes, or gives the holder or holders of such debt the ability to cause, an acceleration of such debt, (v) entry by a court of one or more judgments against us in an aggregate amount in excess of $40.0 million that remain unbonded, undischarged or unstayed for a certain number of days after the entry thereof, (vi) occurrence of a Change of Control, (vii) bankruptcy and insolvency events. If any event of default occurs and is not cured within applicable grace periods set forth in the Amended Revolver or waived, all loans and other obligations could become due and immediately payable and the facility could be terminated.
As of March 31, 2023 and December 31, 2022, there was no outstanding debt under the Amended Revolver and Revolver, respectively. As of March 31, 2023 and December 31, 2022, debt issuance costs were $0.2 million, net of $0.3 million of accumulated amortization, and $0.3 million, net of $0.3 million of accumulated amortization, respectively.
NOTE 12 — OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following:

(in thousands)	March 31, 2023	December 31, 2022

Income tax liabilities	$16,145	$16,079
Operating lease liabilities	3,104	3,371
Deferred revenue	56	82
Other non-current liabilities	5	4

Total	$19,310	$19,536

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
NOTE 13 — FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The following table presents the carrying amount and estimated fair value of financial instruments and certain liabilities measured at fair value as of March 31, 2023 and December 31, 2022. The following fair values are estimated using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	March 31, 2023				December 31, 2022
(in thousands)	Carrying amount	Fair value			Carrying amount	Fair value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$43,113	$43,113	$—	$—	$51,025	$51,025	$—	$—
Restricted cash	3,215	3,215	—	—	3,248	3,248	—	—
Short-term receivable	3,223	—	—	3,223	3,223	—	—	3,223

Liabilities:
Warrant liability	7,402	—	—	7,402	—	—	—	—
Senior secured term loans	227,204	—	179,775	—	247,204	—	200,235	—
Fair Value Measurements on a Recurring Basis
Cash and cash equivalents and restricted cash are carried at amounts that approximate their fair values due to the highly liquid nature of these instruments and were measured using Level 1 inputs.
The fair value of our SSTL is based on quoted market prices. Based on the frequency of trading, we do not believe that there is an active market for our debt. Therefore, the quoted prices are considered Level 2 inputs.
In connection with the sale of Pointillist on December 1, 2021, $3.5 million was deposited into an escrow account to satisfy certain indemnification claims that may arise on or prior to the first anniversary of the sale closing. The deposit was recorded as a short-term receivable. We measure short-term receivables without a stated interest rate based on the present value of the future payments.
Warrant liability is carried at fair value. The fair value of the warrant liability is based on the number of Warrant Shares that are expected to be exercisable and the Altisource share price less $0.01 at the measurement date. The Warrant liability is measured using Level 3 inputs as the determination of fair value includes various assumptions of future Aggregate Paydowns (see Note 10 for additional information).
There were no transfers between different levels during the periods presented.
Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk primarily consist of cash and cash equivalents and accounts receivable. Our policy is to deposit our cash and cash equivalents with larger, highly rated financial institutions. The Company derived 45% of its revenue from Ocwen for the three months ended March 31, 2023 (see Note 2 for additional information on Ocwen revenues and accounts receivable balance). The Company strives to mitigate its concentrations of credit risk with respect to accounts receivable by actively monitoring past due accounts and the economic status of larger customers, if known.
NOTE 14 — SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Share Repurchase Program
On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. As of March 31, 2023, approximately 2.4 million shares of common stock remain available for repurchase under the program. There were no purchases of shares of common stock during the three months ended March 31, 2023 and 2022. Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of March 31, 2023, we can repurchase up to approximately $64 million of our common stock under Luxembourg law. Under the Amended Credit Agreement, we are not permitted to repurchase shares except for limited circumstances.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Public offering of Common Stock
On February 14, 2023, Altisource closed on an underwritten public offering to sell 4,550,000 shares of its common stock, at a price of $5.00 per share, generating net proceeds of $20.5 million, after deducting the underwriting discounts and commissions and other offering expenses.
Share-Based Compensation
We issue share-based awards in the form of stock options, restricted shares and restricted share units for certain employees, officers and directors. We recognized share-based compensation expense of $1.4 million and $1.3 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, estimated unrecognized compensation costs related to share-based awards amounted to $5.1 million, which we expect to recognize over a weighted average remaining requisite service period of approximately 1.58 years.
Stock Options
Stock option grants are composed of a combination of service-based, market-based and performance-based options.
Service-Based Options. These options generally vest over three or four years with equal annual vesting and generally expire on the earlier of ten years after the date of grant or following termination of service. A total of 188 thousand service-based options were outstanding as of March 31, 2023.
Market-Based Options. These option grants generally have two components, each of which vests only upon the achievement of certain criteria. The first component, which we refer to as “ordinary performance” grants, generally consists of two-thirds of the market-based grant and begins to vest if the stock price is at least double the exercise price, as long as the stock price realizes a compounded annual gain of at least 20% over the exercise price. The remaining third of the market-based options, which we refer to as “extraordinary performance” grants, generally begins to vest if the stock price is at least triple the exercise price, as long as the stock price realizes a compounded annual gain of at least 25% over the exercise price. Market-based options vest in three or four year installments with the first installment vesting upon the achievement of the criteria and the remaining installments vesting thereafter in equal annual installments. Market-based options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service or in the final three years of the option term, in which case vesting will generally continue in accordance with the provisions of the award agreement. A total of 96 thousand market-based options were outstanding as of March 31, 2023.
Performance-Based Options. These option grants generally will vest if certain specific financial measures are achieved; typically with one-fourth vesting on each anniversary of the grant date. The award of performance-based options is adjusted based on the level of achievement specified in the award agreements. If the performance criteria achieved is above threshold performance levels, participants generally have the opportunity to vest in 50% to 200% of the option grants, depending upon performance achieved. If the performance criteria achieved is below a certain threshold, the options are canceled. The options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service in which case vesting will generally continue in accordance with the provisions of the award agreement. There were 461 thousand performance-based options outstanding as of March 31, 2023.
There were no stock option grants during the three months ended March 31, 2023. The Company granted 105 thousand stock options (at a weighted average exercise price of $11.86 per share) for the three months ended March 31, 2022.
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
The following table summarizes the grant date fair value of stock options that vested during the periods presented:

	Three months ended March 31,
(in thousands, except per share data)	2023	2022

Weighted average grant date fair value of stock options granted per share	$—	$8.19
Intrinsic value of options exercised	—	—
Grant date fair value of stock options that vested	83	1,031
The following table summarizes the activity related to our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding as of December 31, 2022	745,277	$27.03	4.83	$—
Granted	—	—
Forfeited	(500)	32.64

Outstanding as of March 31, 2023	744,777	27.02	4.58	—

Exercisable as of March 31, 2023	549,289	25.26	3.99	—
Other Share-Based Awards
The Company’s other share-based and similar types of awards are comprised of restricted shares and restricted share units. The restricted shares and restricted share units are comprised of a combination of service-based awards, performance-based awards, market-based awards and performance and market-based awards.
Service-Based Awards. These awards generally vest over one-to-four-year periods. A total of 853 thousand service-based awards were outstanding as of March 31, 2023.
Performance-Based Awards. These awards generally vest if certain specific financial measures are achieved; generally one-third vests on each anniversary of the grant date or cliff-vest on the third anniversary of the grant date. The number of performance-based restricted shares and restricted share units that may vest is based on the level of achievement as specified in the award agreements. If the performance criteria achieved is above certain financial performance levels and Altisource’s share performance is above certain established criteria, participants have the opportunity to vest in up to 150% of the restricted share unit award for certain awards. If the performance criteria achieved is below certain thresholds, the award is canceled. A total of 148 thousand performance-based awards were outstanding as of March 31, 2023.
Market-Based Awards. 50% of these awards generally vest if certain specific market conditions are achieved over a 30-day period and the remaining 50% of these awards generally vest on the one year anniversary of the initial vesting. The Company estimates the grant date fair value of these awards using a lattice (binomial) model. A total of 112 thousand market-based awards were outstanding as of March 31, 2023.
Performance-Based and Market-Based Awards. These awards generally vest if certain specific financial measures are achieved and if certain specific market conditions are achieved. If the performance criteria achieved is above certain financial performance levels and Altisource’s share performance is above certain established criteria, participants have the opportunity to vest in up to 300% of the restricted share unit award for certain awards. If the performance criteria or the market criteria is below certain thresholds, the award is canceled. The Company estimates the grant date fair value of these awards using a Monte Carlo simulation model. A total of 127 thousand performance-based and market-based awards were outstanding as of March 31, 2023.
The Company granted 744 thousand restricted share units (at a weighted average grant date fair value of $4.94 per share) during the three months ended March 31, 2023. These grants include 57 thousand awards that include both a performance condition and a market condition and 57 thousand performance-based awards. During the three months ended March 31, 2022 the

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Company granted 46 thousand awards that include both a performance condition and a market condition and 46 thousand performance-based awards.
The following table summarizes the activity related to our restricted shares and restricted share units:

Number of restricted shares and restricted share units

Outstanding as of December 31, 2022	755,006
Granted	743,856
Issued	(136,293)
Forfeited/canceled	(122,267)

Outstanding as of March 31, 2023	1,240,302
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

(in thousands)	2023	2022

Service revenue	$37,071	$37,763
Reimbursable expenses	2,310	1,592
Non-controlling interests	80	161

Total	$39,461	$39,516
Disaggregation of Revenue
Disaggregation of total revenues by segment and major source was as follows:

	Three months ended March 31, 2023
(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Servicer and Real Estate	$26,553	$3,208	$2,184	$31,945
Origination	7,382	8	126	7,516
Total revenue	$33,935	$3,216	$2,310	$39,461

	Three months ended March 31, 2022
(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Servicer and Real Estate	$24,659	$2,498	$1,379	$28,536
Origination	10,759	8	213	10,980
Total revenue	$35,418	$2,506	$1,592	$39,516

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Contract Balances
Our contract assets consist of unbilled accounts receivable (see Note 3). Our contract liabilities consist of current deferred revenue and other non-current liabilities as reported on the accompanying condensed consolidated balance sheets. Revenue recognized that was included in the contract liability at the beginning of the period was $1.9 million and $1.8 million for the three months ended March 31, 2023 and 2022, respectively.
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

(in thousands)	2023	2022

Compensation and benefits	$9,701	$13,521
Outside fees and services	15,094	12,903
Technology and telecommunications	3,397	5,232
Reimbursable expenses	2,310	1,592
Depreciation and amortization	455	621

Total	$30,957	$33,869
Transactions with Related Parties
In May 2022, John G. Aldridge, Jr., the Managing Partner of Aldridge Pite LLP (“Aldridge Pite”), joined the Board of Directors of Altisource. Aldridge Pite provides eviction and other real estate related services to the Company. The Company recognized $0.2 million for the three months ended March 31, 2023 of reimbursable expenses relating to services provided to Aldridge Pite (no comparable amount for the three months ended March 31, 2022). As of March 31, 2023, the Company had no payable to Aldridge Pite.
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

(in thousands)	2023	2022

Compensation and benefits	$6,030	$5,409
Amortization of intangible assets	1,280	1,284
Professional services	1,571	2,749
Occupancy related costs	1,442	1,624
Marketing costs	382	887
Depreciation and amortization	244	337
Other	1,145	1,684

Total	$12,094	$13,974

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
NOTE 18 — OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following for the three months ended March 31:

(in thousands)	2023	2022

Interest income (expense)	$434	$45
Other, net	1,126	695

Total	$1,560	$740
NOTE 19 — INCOME TAXES
We recognized an income tax provision of $1.5 million and $0.9 million for the three months ended March 31, 2023 and 2022, respectively. The income tax provision for the three months ended March 31, 2023 was driven by income tax expense on transfer pricing income from India and the United States, reduction in deferred tax assets related to intangible assets, no tax benefit on the pretax loss from our Luxembourg operating company and uncertain tax positions.
NOTE 20 — LOSS PER SHARE
Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share excludes all dilutive securities because their impact would be anti-dilutive, as described below.
Basic and diluted loss per share are calculated as follows for the three months ended March 31:

(in thousands, except per share data)	2023	2022

Net loss attributable to Altisource	$(12,947)	$(12,190)

Weighted average common shares outstanding, basic	18,442	15,956

Weighted average common shares outstanding, diluted	18,442	15,956

Loss per share:
Basic	$(0.70)	$(0.76)
Diluted	$(0.70)	$(0.76)
For the three months ended March 31, 2023 and 2022, 2.9 million and 1.5 million, respectively, warrants, stock options, restricted shares and restricted share units, were excluded from the computation of loss per share, as a result of the following:
•For both the three months ended March 31, 2023 and 2022, 1.7 million and 0.3 million, respectively, warrants, stock options, restricted shares and restricted share units were anti-dilutive and have been excluded from the computation of diluted loss per share because the Company incurred a net loss
•For the three months ended March 31, 2023 and 2022, 0.3 million and 0.3 million, respectively, stock options were anti-dilutive and have been excluded from the computation of diluted loss per share because their exercise price was greater than the average market price of our common stock
•For the three months ended March 31, 2023 and 2022, 0.9 million and 0.9 million, respectively, stock options, restricted shares and restricted share units, which begin to vest upon the achievement of certain market criteria related to our common stock price, performance criteria and a total shareholder return compared to the market benchmark, that have not yet been met in each period have been excluded from the computation of diluted loss per share
NOTE 21 — COMMITMENTS, CONTINGENCIES AND REGULATORY MATTERS
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
Ocwen Related Matters
As discussed in Note 2, during the three months ended March 31, 2023, Ocwen was our largest customer, accounting for 45% of our total revenue. Additionally, 7% of our revenue for the three months ended March 31, 2023 was earned on the loan portfolios serviced by Ocwen, when a party other than Ocwen or the MSRs owner selected Altisource as the service provider.
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
Ocwen has disclosed that Rithm is a significant client of Ocwen’s. As of December 31, 2022, approximately 17% of loans serviced and subserviced by Ocwen (measured in UPB) and approximately 68% of all delinquent loans that Ocwen services were related to Rithm MSRs or rights to MSRs.
The existence or outcome of Ocwen regulatory matters or the termination of Ocwen’s sub-servicing agreements with Rithm or other significant Ocwen clients may have significant adverse effects on Ocwen’s business. For example, Ocwen may be required to alter the way it conducts business, including the parties it contracts with for services, it may be required to seek changes to its existing pricing structure with us, it may lose its non-government-sponsored enterprise (“GSE”) servicing rights or subservicing arrangements or may lose one or more of its state servicing or origination licenses. Additional regulatory actions or adverse financial developments may impose additional restrictions on or require changes in Ocwen’s business that could require it to sell assets or change its business operations. Any or all of these effects and others could result in our eventual loss of Ocwen as a customer or a reduction in the number and/or volume of services they purchase from us or the loss of other customers.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Leases
We lease certain premises and equipment, primarily consisting of office space and information technology equipment. Certain of our leases include options to renew at our discretion or terminate leases early, and these options are considered in our determination of the expected lease term. Certain of our lease agreements include rental payments adjusted periodically for inflation. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. We sublease certain office space to third parties. Sublease income was $0.1 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively. The amortization periods of right-of-use assets are generally limited by the expected lease term. Our leases generally have expected lease terms at adoption of one to six years.
Information about our lease terms and our discount rate assumption was as follows for the three months ended March 31:

	2023	2022

Weighted average remaining lease term (in years)	2.78	3.48
Weighted average discount rate	5.84%	5.70%
Our lease activity during the period was as follows for the three months ended March 31:

(in thousands)	2023	2022

Operating lease costs:
Selling, general and administrative expense	$556	$934
Cost of revenue	—	265

Cash used in operating activities for amounts included in the measurement of lease liabilities	$1,135	$1,182
Short-term (twelve months or less) lease costs	419	28
Maturities of our lease liabilities as of March 31, 2023 are as follows:

(in thousands)	Operating lease obligations

2023	$2,092
2024	1,991
2025	1,320
2026	638
2027	—
Total lease payments	6,041
Less: interest	(780)

Present value of lease liabilities	$5,261
Escrow Balances
We hold customers’ assets in escrow accounts at various financial institutions pending completion of certain real estate activities. These amounts are held in escrow accounts for limited periods of time and are not included in the accompanying condensed consolidated balance sheets. Amounts held in escrow accounts were $15.8 million and $13.2 million as of March 31, 2023 and December 31, 2022, respectively.
NOTE 22 — SEGMENT REPORTING
Our business segments are based upon our organizational structure, which focuses primarily on the services offered, and are consistent with the internal reporting used by our Chief Executive Officer (our chief operating decision maker) to evaluate operating performance and to assess the allocation of our resources.
We conduct our operations through two reportable segments: Servicer and Real Estate and Origination. In addition, we report Corporate and Others separately.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
The Servicer and Real Estate segment provides loan servicers and real estate investors with solutions and technologies that span the mortgage and real estate lifecycle. The Origination segment provides originators with solutions and technologies that span the mortgage origination lifecycle. Corporate and Others includes interest expense and costs related to corporate functions including executive, infrastructure and certain technology groups, finance, law, compliance, human resources, vendor management, facilities, risk management, as well as eliminations between reportable segments.
Financial information for our segments is as follows:

	Three months ended March 31, 2023
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$31,945	$7,516	$—	$39,461
Cost of revenue	19,725	7,454	3,778	30,957
Gross profit (loss)	12,220	62	(3,778)	8,504
Selling, general and administrative expenses	2,301	1,726	8,067	12,094
Income (loss) from operations	9,919	(1,664)	(11,845)	(3,590)
Total other income (expense), net	—	—	(7,748)	(7,748)

Income (loss) before income taxes and non-controlling interests	$9,919	$(1,664)	$(19,593)	$(11,338)

	Three months ended March 31, 2022
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$28,536	$10,980	$—	$39,516
Cost of revenue	19,740	9,307	4,822	33,869
Gross profit (loss)	8,796	1,673	(4,822)	5,647
Selling, general and administrative expenses	3,059	2,120	8,795	13,974
Income (loss) from operations	5,737	(447)	(13,617)	(8,327)
Total other income (expense), net	—	—	(2,816)	(2,816)

Income (loss) before income taxes and non-controlling interests	$5,737	$(447)	$(16,433)	$(11,143)

(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Total assets:
March 31, 2023	$61,898	$54,681	$61,004	$177,583
December 31, 2022	63,696	53,984	77,325	195,005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is a supplement to the accompanying interim condensed consolidated financial statements and is intended to provide a reader of our financial statements with a narrative from the perspective of management on our businesses, current developments, financial condition, results of operations and liquidity. Our MD&A should be read in conjunction with our Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on March 30, 2023.
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
Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the risks discussed in the Risk Factors section of our Form 10-K for the year ended December 31, 2022 including:
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
•our ability to retain Rithm Capital Corp. (individually, together with one or more of its subsidiaries, or one or more of its subsidiaries individually, “Rithm”) (formerly New Residential Investment Corp., or “NRZ”) as a customer or our ability to receive the anticipated volume of referrals from Rithm;
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
We conduct our operations through two reportable segments: Servicer and Real Estate and Origination. In addition, we report Corporate and Others separately.
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
Corporate and Others includes interest expense and costs related to corporate functions including executive, infrastructure and certain technology groups, finance, law, compliance, human resources, vendor management, facilities, risk management and eliminations between reportable segments.
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

Corporate and Others includes interest expense and costs related to corporate functions including executive, infrastructure and certain technology groups, finance, law, compliance, human resources, vendor management, facilities, risk management and eliminations between reportable segments.
COVID-19 Pandemic Impacts
In response to the COVID-19 pandemic, beginning in March 2020, various governmental entities and servicers implemented unprecedented foreclosure and eviction moratoriums, forbearance programs and loss mitigation measures to help mitigate the impact to borrowers and renters. The Federal government’s foreclosure moratorium expired on July 31, 2021 and the Consumer Financial Protection Bureau’s (“CFPB’s”) temporary loss mitigation measures expired on December 31, 2021. Despite the expiration of such governmental measures, we believe servicers are proceeding slowly with foreclosure initiations for borrowers in default. Industrywide foreclosure initiations were 10% lower for the three months ended March 31, 2023 compared to the same period in 2022, and 28% lower than the same period in 2019. Industrywide foreclosure sales were 45% higher for the three months ended March 31, 2023 compared to the same period in 2022, although still 44% lower than the same pre-COVID-19 period in 2019. The decline in foreclosure initiations and foreclosure sales throughout the pandemic, partially offset by the restart of the default market, significantly decreased default related referrals to Altisource and continues to negatively impact virtually all of Altisource’s default related services revenue.
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
During 2022 and the three months ended March 2023, to address lower revenue, we worked to (1) reduce our cost structure, (2) maintain the infrastructure to deliver default related services for our customer base and support the anticipated increase in demand following the expiration of the moratoriums and forbearance plans and CFPB’s rules on temporary loss mitigation measures, and (3) grow Lenders One membership, launch new solutions and increase customer adoption of our solutions to accelerate the growth of our origination business.
Share Repurchase Program
On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock, based on a limit of 25% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $500.00 per share, for a period of five years from the date of approval. As of March 31, 2023, approximately 2.4 million shares of common stock remain available for repurchase under the program. There were no purchases of shares of common stock during the three months ended March 31, 2023 and 2022. Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of March 31, 2023, we can repurchase up to approximately $64 million of our common stock under Luxembourg law. Under the Amended Credit Agreement, we are not permitted to repurchase shares except for limited circumstances.
Ocwen Related Matters
During the three months ended March 31, 2023, Ocwen was our largest customer, accounting for 45% of our total revenue for the three months ended March 31, 2023. Additionally, 7% of our revenue for the three months ended March 31, 2023 was earned on the loan portfolios serviced by Ocwen, when a party other than Ocwen or the mortgage servicing rights (“MSRs”) owner selected Altisource as the service provider.
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

Ocwen has disclosed that Rithm is a significant client of Ocwen’s. As of December 31, 2022, approximately 17% of loans serviced and subserviced by Ocwen (measured in unpaid principal balance) and approximately 68% of all delinquent loans that Ocwen services were related to Rithm MSRs or rights to MSRs.
The existence or outcome of Ocwen regulatory matters or the termination of Ocwen’s sub-servicing agreements with Rithm or other significant Ocwen clients may have significant adverse effects on Ocwen’s business. For example, Ocwen may be required to alter the way it conducts business, including the parties it contracts with for services, it may be required to seek changes to its existing pricing structure with us, it may lose its non-GSE servicing rights or subservicing arrangements or may lose one or more of its state servicing or origination licenses. Additional regulatory actions or adverse financial developments may impose additional restrictions on or require changes in Ocwen’s business that could require it to sell assets or change its business operations. Any or all of these effects and others could result in our eventual loss of Ocwen as a customer or a reduction in the number and/or volume of services they purchase from us or the loss of other customers.
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
Factors Affecting Comparability
The following items impact the comparability of our results:
•Industrywide foreclosure initiations were 10% lower for the three months ended March 31, 2023 compared to the same period in 2022 (and 28% lower than the pre-COVID-19 period in 2019)
•Industrywide foreclosure sales were 45% higher for the three months ended March 31, 2023 compared to the same period in 2022 (although still 44% lower than the pre-COVID-19 period in 2019)
•The interest rate on the Company’s senior secured term loans was 8.73% for the three months ended March 31, 2023 compared to 5.00% for the same period in 2022
•On February 14, 2023, Altisource Portfolio Solutions S.A. and its wholly-owned subsidiary, Altisource S.à r.l., entered into Amendment No. 2 to the Credit Agreement. In connection with Amendment No. 2, the Company paid $3.2 million to advisors and recorded these payments as other expense in the condensed consolidated statements of operations and comprehensive loss
•The Company recognized an income tax provision of $1.5 million and $0.9 million for the three months ended March 31, 2023 and 2022, respectively. The income tax provision for the three months ended March 31, 2023 was driven by income tax expense on transfer pricing income from India and the United States, reduction in deferred tax assets related to intangible assets, no tax benefit on the pretax loss from our Luxembourg operating company and uncertain tax positions

CONSOLIDATED RESULTS OF OPERATIONS
Summary Results
The following is a discussion of our consolidated results of operations for the periods indicated. For a more detailed discussion of the factors that affected the results of our business segments in these periods, see “Segment Results of Operations” below.
The following table sets forth information on our consolidated results of operations for the three months ended March 31:

(in thousands, except per share data)	2023	2022	% Increase (decrease)

Service revenue
Servicer and Real Estate	$29,761	$27,157	10
Origination	7,310	10,606	(31)
Total service revenue	37,071	37,763	(2)
Reimbursable expenses	2,310	1,592	45
Non-controlling interests	80	161	(50)
Total revenue	39,461	39,516	—
Cost of revenue	30,957	33,869	(9)
Gross profit	8,504	5,647	51
Selling, general and administrative expenses	12,094	13,974	(13)
Loss from operations	(3,590)	(8,327)	57
Other income (expense), net:
Interest expense	(6,760)	(3,556)	90
Change in fair value of warrant liability	694	—	N/M
Debt amendment costs	(3,242)	—	N/M
Other income (expense), net	1,560	740	111
Total other income (expense), net	(7,748)	(2,816)	175

Loss before income taxes and non-controlling interests	(11,338)	(11,143)	(2)
Income tax provision	(1,529)	(886)	73

Net loss	(12,867)	(12,029)	(7)
Net income attributable to non-controlling interests	(80)	(161)	50

Net loss attributable to Altisource	$(12,947)	$(12,190)	(6)

Margins:
Gross profit / service revenue	23%	15%
Loss from operations / service revenue	(10)%	(22)%

Loss per share:
Basic	$(0.70)	$(0.76)	8
Diluted	$(0.70)	$(0.76)	8

Weighted average shares outstanding:
Basic	18,442	15,956	16
Diluted	18,442	15,956	16
_____________________________________
N/M — not meaningful.

Revenue
We recognized service revenue of $37.1 million for the three months ended March 31, 2023, a 2% decrease compared to the three months ended March 31, 2022. The decline is primarily driven by lower revenue in the Origination segment from the overall market decline in mortgage originations partially offset by growth in the Servicer and Real Estate segment from the continuing recovery of the default market.
We recognized reimbursable expense revenue of $2.3 million for the three months ended March 31, 2023, a 45% increase compared to the three months ended March 31, 2022. The increase in reimbursable expenses for the three months ended March 31, 2023 is primarily driven by an increase in property preservation, asset resolution and asset management activities.
Certain of our revenues can be impacted by seasonality. More specifically, revenues from property sales, loan originations and certain property preservation services in Field Services typically tend to be at their lowest level during the fall and winter months and at their highest level during the spring and summer months. However, as a result of the pandemic and related measures and the rapid rise in mortgage interest rates the seasonal impact to revenue may not follow historical patterns.
Cost of Revenue and Gross Profit
Cost of revenue principally includes payroll and employee benefits associated with personnel employed in customer service, operations and technology roles, fees paid to external providers related to the provision of services, reimbursable expenses, technology and telecommunications costs as well as depreciation and amortization of operating assets.
Cost of revenue consists of the following:

	Three months ended March 31,
(in thousands)	2023	2022	% Increase (decrease)

Outside fees and services	$15,094	$12,903	17
Compensation and benefits	9,701	13,521	(28)
Technology and telecommunications	3,397	5,232	(35)
Reimbursable expenses	2,310	1,592	45
Depreciation and amortization	455	621	(27)

Cost of revenue	$30,957	$33,869	(9)
We recognized cost of revenue of $31.0 million for the three months ended March 31, 2023, a 9% decrease compared to the three months ended March 31, 2022. Compensation and benefits for the three months ended March 31, 2023 decreased primarily due to cost savings measures taken in 2022 and early 2023 and the alignment of compensation and benefits in the Origination segment with lower revenue. Technology and telecommunications decreased primarily due to the renegotiation of certain contracts and lower overall headcount. Outside fees and services for the three months ended March 31, 2023 increased primarily from higher Field Services revenue in the Solutions business of the Servicer and Real Estate segment. In addition, the increases in reimbursable expenses are consistent with the changes in reimbursable expense revenue discussed in the revenue section above.
Gross profit increased to $8.5 million, representing 23% of service revenue, for the three months ended March 31, 2023 compared to $5.6 million, representing 15% of service revenue, for the three months ended March 31, 2022. Gross profit as a percentage of service revenue for the three months ended March 31, 2023 increased compared to the three months ended March 31, 2022 primarily due to margin expansion in the Servicer and Real Estate segment from efficiency initiatives and cost savings measures partially offset by revenue mix and lower gross profit margin in the Origination segment from product mix and lower revenue.
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

SG&A expenses consist of the following:

	Three months ended March 31,
(in thousands)	2023	2022	% Increase (decrease)

Compensation and benefits	$6,030	$5,409	11
Professional services	1,571	2,749	(43)
Occupancy related costs	1,442	1,624	(11)
Amortization of intangible assets	1,280	1,284	—
Marketing costs	382	887	(57)
Depreciation and amortization	244	337	(28)
Other	1,145	1,684	(32)

Selling, general and administrative expenses	$12,094	$13,974	(13)
SG&A expenses for the three months ended March 31, 2023 of $12.1 million decreased by 13% compared to the three months ended March 31, 2022. The decrease was primarily driven by lower professional services, marketing costs and Other expenses. Professional services for the three months ended March 31, 2023 decreased primarily due to lower legal and litigation fees. Marketing costs for the three months ended March 31, 2023 decreased from efficiency measures primarily in the Origination segment. The decreases for the three months ended March 31, 2023 were partially offset by an increase in compensation and benefits in the first quarter of 2023.
Loss from Operations
Loss from operations for the three months ended March 31, 2023 was $(3.6) million, representing (10)% of service revenue, compared to $(8.3) million, representing (22)% of service revenue, for the three months ended March 31, 2022. Loss from operations as a percentage of service revenue improved for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily as a result of higher gross profit margins and the percentage reduction in SG&A expenses in excess of the percentage change in revenue, discussed above.
Other Income (Expense), net
Other income (expense), net principally includes interest expense and other non-operating gains and losses.
Other income (expense), net was $(7.7) million for the three months ended March 31, 2023 compared to $(2.8) million for the three months ended March 31, 2022. The change for the three months ended March 31, 2023 was primarily driven by an increase of $3.2 million in interest expense driven by higher interest rates on our SSTL and higher amortization of debt discount and debt issuance and amendment costs, and $3.2 million of debt amendment costs in the three months ended March 31, 2023, partially offset by higher interest and other income.
Income Tax Provision
We recognized an income tax provision of $1.5 million and $0.9 million for the three months ended March 31, 2023 and 2022, respectively. The income tax provision for the three months ended March 31, 2023 was driven by income tax expense on transfer pricing income from India and the United States, reduction in deferred tax assets related to intangible assets, no tax benefit on the pretax loss from our Luxembourg operating company and uncertain tax positions.

SEGMENT RESULTS OF OPERATIONS
The following section provides a discussion of pretax results of operations of our business segments. Transactions between segments are accounted for as third party arrangements for purposes of presenting segment results of operations.
Financial information for our segments was as follows:

	Three months ended March 31, 2023
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$29,761	$7,310	$—	$37,071
Reimbursable expenses	2,184	126	—	2,310
Non-controlling interests	—	80	—	80
	31,945	7,516	—	39,461
Cost of revenue	19,725	7,454	3,778	30,957
Gross profit (loss)	12,220	62	(3,778)	8,504
Selling, general and administrative expenses	2,301	1,726	8,067	12,094
Income (loss) from operations	9,919	(1,664)	(11,845)	(3,590)
Total other income (expense), net	—	—	(7,748)	(7,748)

Income (loss) before income taxes and non-controlling interests	$9,919	$(1,664)	$(19,593)	$(11,338)

Margins:
Gross profit (loss) / service revenue	41%	1%	N/M	23%
Income (loss) from operations / service revenue	33%	(23)%	N/M	(10)%
_____________________________________
N/M — not meaningful.

	Three months ended March 31, 2022
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$27,157	$10,606	$—	$37,763
Reimbursable expenses	1,379	213	—	1,592
Non-controlling interests	—	161	—	161
	28,536	10,980	—	39,516
Cost of revenue	19,740	9,307	4,822	33,869
Gross profit (loss)	8,796	1,673	(4,822)	5,647
Selling, general and administrative expenses	3,059	2,120	8,795	13,974
Income (loss) from operations	5,737	(447)	(13,617)	(8,327)
Total other income (expense), net	—	—	(2,816)	(2,816)

Income (loss) before income taxes and non-controlling interests	$5,737	$(447)	$(16,433)	$(11,143)

Margins:
Gross profit (loss) / service revenue	32%	16%	N/M	15%
Income (loss) from operations / service revenue	21%	(4)%	N/M	(22)%
_____________________________________
N/M — not meaningful.

Servicer and Real Estate
Revenue
Revenue by line of business was as follows for the three months ended March 31:

(in thousands)	2023	2022	% Increase (decrease)

Service revenue:
Solutions	$18,534	$16,306	14
Marketplace	7,712	8,091	(5)
Technology and SaaS Products	3,515	2,760	27
Total service revenue	29,761	27,157	10

Reimbursable expenses:
Solutions	1,004	568	77
Marketplace	1,180	811	45
Total reimbursable expenses	2,184	1,379	58

Total revenue	$31,945	$28,536	12
We recognized service revenue of $29.8 million for the three months ended March 31, 2023, a 10% increase compared to the three months ended March 31, 2022. We also recognized reimbursable expense revenue of $2.2 million for the three months ended March 31, 2023, a 58% increase compared to the three months ended March 31, 2022. The increase in service revenue in the Servicer and Real Estate segment for the three months ended March 31, 2023 was driven by the continuing recovery of the default market. The increase in our Solutions business is primarily driven by higher property preservation referrals in the Field Services business. The increase in the Technology and SaaS Products business was from higher professional services revenue in the Equator business.
Certain of our Servicer and Real Estate businesses are impacted by seasonality. Revenues from property sales and certain property preservation services are generally lowest during the fall and winter months and highest during the spring and summer months. However, as a result of the pandemic and related measures and the rapid rise in mortgage interest rates the seasonal impact to revenue may not follow historical patterns.
Cost of Revenue and Gross Profit
Cost of revenue consisted of the following for the three months ended March 31:

(in thousands)	2023	2022	% Increase (decrease)

Outside fees and services	$10,255	$8,624	19
Compensation and benefits	5,719	7,098	(19)
Reimbursable expenses	2,184	1,379	58
Technology and telecommunications	1,351	2,391	(43)
Depreciation and amortization	216	248	(13)

Cost of revenue	$19,725	$19,740	—
Cost of revenue for the three months ended March 31, 2023 of $19.7 million was relatively flat compared to the three months ended March 31, 2022. The stable cost of revenue for the three months ended March 31, 2023 is primarily driven by lower compensation and benefits primarily due to cost savings initiatives and lower technology and telecommunications due to a change in the terms of a vendor agreement for property management technologies and other cost savings initiatives. These decreases are largely offset by higher outside fees and services in the Field Services business in the Solutions business from revenue growth and an increase in reimbursable expenses largely due to revenue growth and a higher volume of asset resolution and asset management activities.
Gross profit increased to $12.2 million, representing 41% of service revenue, for the three months ended March 31, 2023 compared to $8.8 million, representing 32% of service revenue, for the three months ended March 31, 2022. Gross profit as a percentage of service revenue for the three months ended March 31, 2023 increased primarily due to efficiency initiatives and cost savings measures, partially offset by revenue mix with revenue growth in our lower margin Field Services business. Our margins can vary substantially depending upon the service revenue mix.
Selling, General and Administrative Expenses
SG&A expenses consisted of the following for the three months ended March 31:

(in thousands)	2023	2022	% Increase (decrease)

Amortization of intangible assets	$740	$744	(1)
Compensation and benefits	642	653	(2)
Professional services	281	559	(50)
Marketing costs	299	357	(16)
Occupancy related costs	174	311	(44)
Depreciation and amortization	1	3	(67)
Other	164	432	(62)

Selling, general and administrative expenses	$2,301	$3,059	(25)
SG&A for the three months ended March 31, 2023 of $2.3 million decreased by 25% compared to the three months ended March 31, 2022. The decrease in SG&A for the three months ended March 31, 2023 is primarily due to lower professional services driven by certain non-recurring expenses incurred in the first quarter of 2022, lower Other expenses, including reversal of bad debt expense from collection of aged receivables in the first quarter of 2023, and lower occupancy related costs relating to cost savings initiatives.
Income from Operations
Income from operations increased to $9.9 million, representing 33% of service revenue, for the three months ended March 31, 2023 compared to $5.7 million, representing 21% of service revenue, for the three months ended March 31, 2022. The increase in operating income as a percentage of service revenue for the three months ended March 31, 2023 is primarily the result of higher gross profit margins and a reduction in SG&A expenses with growth in revenue, discussed above.
Origination
Revenue
Revenue by business unit was as follows for the three months ended March 31:

(in thousands)	2023	2022	% Increase (decrease)

Service revenue:
Lenders One	$5,624	$5,674	(1)
Solutions	1,510	4,746	(68)
Technology and SaaS Products	176	186	(5)
Total service revenue	7,310	10,606	(31)

Reimbursable expenses:
Solutions	126	213	(41)
Total reimbursable expenses	126	213	(41)

Non-controlling interests	80	161	(50)

Total revenue	$7,516	$10,980	(32)
We recognized service revenue of $7.3 million for the three months ended March 31, 2023, a 31% decrease compared to the three months ended March 31, 2022. We also recognized reimbursable expense revenue of $0.1 million for the three months ended March 31, 2023, a 41% decrease compared to the three months ended March 31, 2022. The decrease in service revenue in the Origination segment for the three months ended March 31, 2023 is primarily driven by the overall market decline in mortgage originations. The 1% decline in Lenders One revenue is lower than the estimated 52% overall market decline as we onboarded sales wins with our solutions that are designed to help our members save money. The decline in the Solutions business revenue was greater than the overall market decline as a greater percentage of revenue in some of our Solutions businesses was derived from refinance transactions which declined at a greater rate than the overall market.
Cost of Revenue and Gross Profit
Cost of revenue consisted of the following for the three months ended March 31:

(in thousands)	2023	2022	% Increase (decrease)

Outside fees and services	$4,839	$4,279	13
Compensation and benefits	2,148	4,305	(50)
Technology and telecommunications	332	501	(34)
Reimbursable expenses	126	213	(41)
Depreciation and amortization	9	9	—

Cost of revenue	$7,454	$9,307	(20)
Cost of revenue for the three months ended March 31, 2023 of $7.5 million decreased by 20% compared to the three months ended March 31, 2022. The decrease in cost of revenue for the three months ended March 31, 2023 was primarily driven by the alignment of compensation and benefits with lower service revenue discussed above, partially offset by an increase in outside fees and services from growth in sales of certain Lenders One reseller solutions.
Gross profit decreased to $0.1 million, representing 1% of service revenue, for the three months ended March 31, 2023 compared to $1.7 million, representing 16% of service revenue, for the three months ended March 31, 2022. Gross profit as a percentage of service revenue decreased primarily as costs did not decline at the same rate that revenue declined.
Selling, General and Administrative Expenses
SG&A expenses consisted of the following for the three months ended March 31:

(in thousands)	2023	2022	% Increase (decrease)

Compensation and benefits	$665	$403	65
Amortization of intangible assets	540	540	—
Professional services	181	222	(18)
Marketing costs	94	530	(82)
Occupancy related costs	78	183	(57)
Other	168	242	(31)

Selling, general and administrative expenses	$1,726	$2,120	(19)
SG&A for the three months ended March 31, 2023 of $1.7 million decreased by 19% compared to the three months ended March 31, 2022. The decrease in SG&A for the three months ended March 31, 2023 is primarily due to lower marketing costs from efficiency measures and lower occupancy related costs. The decrease for the three months ended March 31, 2023 was partially offset by an increase in the number of sales employees.
Loss from Operations
Loss from operations increased to $(1.7) million, representing (23)% of service revenue, for the three months ended March 31, 2023 compared to $(0.4) million, representing (4)% of service revenue, for the three months ended March 31, 2022. The increase in operating loss as a percentage of service revenue for the three months ended March 31, 2023 is primarily the result of lower gross profit margins, as discussed above, and the percentage reduction in SG&A expenses was lower than the percentage change in revenue.

Corporate and Others
Cost of Revenue
Cost of revenue consisted of the following for the three months ended March 31:

(in thousands)	2023	2022	% Increase (decrease)

Compensation and benefits	$1,834	$2,118	(13)
Technology and telecommunications	1,714	2,340	(27)
Depreciation and amortization	230	364	(37)

Cost of revenue	$3,778	$4,822	(22)
Cost of revenue for the three months ended March 31, 2023 of $3.8 million decreased by 22% compared to the three months ended March 31, 2022. The decrease in cost of revenue for the three months ended March 31, 2023 is primarily driven by lower compensation and benefits and technology and telecommunications due to cost savings initiatives.
Selling, General and Administrative Expenses
SG&A in Corporate and Others include costs related to the corporate functions including executive, finance, technology, law, compliance, human resources, vendor management, facilities, risk management and eliminations between reportable segments.
SG&A expenses consisted of the following for the three months ended March 31:

(in thousands)	2023	2022	% Increase (decrease)

Compensation and benefits	$4,723	$4,353	8
Occupancy related costs	1,190	1,130	5
Professional services	1,109	1,968	(44)
Marketing costs	(11)	—	N/M
Depreciation and amortization	243	334	(27)
Other	813	1,010	(20)

Selling, general and administrative expenses	$8,067	$8,795	(8)
_____________________________________
N/M — not meaningful.
SG&A for the three months ended March 31, 2023 of $8.1 million decreased by 8% compared to the three months ended March 31, 2022. The decrease was primarily driven by lower professional services and Other expenses. Professional services for the three months ended March 31, 2023 decreased due to lower insurance, legal and audit related expenses. The decreases for the three months ended March 31, 2023 were partially offset by an increase in compensation and benefits in the first quarter of 2023.
Other Income (Expense), net
Other income (expense), net principally includes interest expense and other non-operating gains and losses.
Other income (expense), net was $(7.7) million for the three months ended March 31, 2023 compared to $(2.8) million for the three months ended March 31, 2022. The change for the three months ended March 31, 2023 was primarily driven by an increase of $3.2 million in interest expense driven by higher interest rates on our SSTL and higher amortization of debt discount and debt issuance and amendment costs, and $3.2 million of debt amendment costs in the three months ended March 31, 2023, partially offset by higher interest and other income.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary source of liquidity has historically been cash flow from operations, cash proceeds from sales of businesses and cash on hand. However, due to governmental and market responses to the COVID-19 pandemic, revenue has declined significantly. The lower revenue, partially offset by cost savings initiatives, resulted in negative operating cash flow from operations for the three months ended March 31, 2023 and 2022. We believe our anticipated revenue growth from the return of the default market, on-boarding sales wins, and revenue mix together with our reduced cost structure, should help reduce negative operating cash flow. We seek to deploy cash generated in a disciplined manner. Principally, we intend to use cash to develop and grow complementary services and businesses that we believe will generate attractive margins in line with our core capabilities and strategy and fund negative operating cash flow. We also use cash for repayments of our long-term debt and capital investments. In addition, from time to time we consider and evaluate business acquisitions, dispositions, closures or other similar actions that are aligned with our strategy.
Senior Secured Term Loans
In April 2018, Altisource Portfolio Solutions S.A. and its wholly-owned subsidiary, Altisource S.à r.l., entered into a credit agreement with Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, and certain lenders (the “Credit Agreement”). Under the Credit Agreement, Altisource borrowed $412 million in the form of senior secured term loans (“SSTL”). Effective February 14, 2023, Altisource Portfolio Solutions S.A. and Altisource S.à r.l. entered into Amendment No. 2 to the Credit Agreement (as amended by Amendment No. 2, the “Amended Credit Agreement”). Altisource Portfolio Solutions S.A. and certain subsidiaries are guarantors of the SSTL (collectively, the “Guarantors”).
The maturity date of the SSTL under the Amended Credit Agreement is April 30, 2025. If Aggregate Paydowns are equal to or greater than $30 million, then (subject to the representations and warranties being true and correct as of such date and there being no default or event of default being in existence as of such date) the maturity date of the SSTL may be extended at the Company’s option to April 30, 2026. Such extension is conditioned upon the Company’s payment of a 2% payment-in-kind extension fee.
In February 2023, the Company made payments of $20 million toward the determination of Aggregate Paydowns.
All amounts outstanding under the SSTL will become due on the earlier of (i) the maturity date, and (ii) the date on which the loans are declared to be due and owing by the administrative agent at the request (or with the consent) of the Required Lenders (as defined in the Amended Credit Agreement; other capitalized terms, unless defined herein, are defined in the Amended Credit Agreement) or as otherwise provided in the Amended Credit Agreement upon the occurrence of any event of default. There are no mandatory repayments of the SSTL except as set forth herein until the April 30, 2025 maturity when the balance is due.
In addition to the scheduled principal payments, subject to certain exceptions, the SSTL is subject to mandatory prepayment upon issuances of debt, certain casualty and condemnation events and sales of assets, as well as 50% of Consolidated Excess Cash Flow, as calculated in accordance with the provisions of the Amended Credit Agreement.
Altisource may incur incremental indebtedness under the Amended Credit Agreement from one or more incremental lenders, which may include existing lenders, in an aggregate incremental principal amount not to exceed $50 million, subject to certain conditions set forth in the Amended Credit Agreement. The lenders have no obligation to provide any incremental indebtedness.
Through March 29, 2023, the SSTL’s interest rate was the Adjusted Eurodollar Rate plus 4.00%. Beginning March 30, 2023, the SSTL bears interest at rates based upon, at our option, the Secured Overnight Financing Rate (“SOFR”) or the Base Rate. SOFR term loans initially bear interest at a rate per annum equal to SOFR plus 5.00% payable in cash plus 5.00% payable in kind (“PIK”). Base Rate loans initially bear interest at a rate per annum equal to the Base Rate plus 4.00% payable in cash plus 5.00% PIK. Base Rate term loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Base Rate and (y) 2.00% plus (ii) 4.00%. The interest rate as of March 31, 2023 was 14.49%. The PIK component of the interest rate is subject to adjustment based on the amount of Aggregate Paydowns as set forth in the table below. Based on Aggregate Paydowns of $20 million through March 31, 2023, the PIK component of the interest rate declined to 4.50%.

Aggregate Paydowns	PIK Component of Interest Rate
Less than $20 million	5.00%
$20 million+ but less than below	4.50%
$30 million+ but less than below	3.75%
$40 million+ but less than below	3.50%
$45 million+ but less than below	3.00%
$50 million+ but less than below	2.50%
$55 million+ but less than below	2.00%
$60 million+ but less than below	1.00%
$65 million+ but less than below	0.50%
$70 million+	0.00%
If, as of the end of any calendar quarter, (i) the amount of unencumbered cash and cash equivalents of Altisource S.à r.l. and its direct and indirect subsidiaries on a consolidated basis plus (ii) the undrawn commitment amount under the Revolver is, or is forecast as of the end of the immediately subsequent calendar quarter to be, less than $35 million, then up to 2.00% in interest otherwise payable in cash in the following quarter may be paid in kind at the Company’s election.
The payment of all amounts owing by Altisource under the Amended Credit Agreement is guaranteed by the Guarantors and is secured by a pledge of all equity interests of certain subsidiaries of Altisource, as well as a lien on substantially all of the assets of Altisource S.à r.l. and the Guarantors, subject to certain exceptions.
The Amended Credit Agreement includes covenants that restrict or limit, among other things, our ability, subject to certain exceptions and baskets, to incur additional debt, pay dividends and repurchase shares of our common stock. Under the Amended Credit Agreement, we are not permitted to repurchase shares except for limited circumstances. In the event we require additional liquidity, our ability to obtain it may be limited by the Credit Agreement.
As of March 31, 2023, the outstanding principal balance of the SSTL was $227.2 million.
Revolver
On June 22, 2021 Altisource S.à r.l, a subsidiary of Altisource Portfolio Solutions S.A., entered into a revolving credit facility with a related party, STS Master Fund, Ltd. (“STS”) (the “Revolver”). STS is an investment fund managed by Deer Park. Deer Park owns approximately 20% of Altisource’s common stock as of March 31, 2023 and owns Altisource debt as a lender under the Amended Credit Agreement. Deer Park’s Chief Investment Officer and managing partner was a member of Altisource’s Board of Directors until his resignation on March 1, 2022. The replacement director appointed by the Board of Directors is a current employee of Deer Park.
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
The maturity date of the Amended Revolver coincides with the maturity date of the SSTL under the Amended Credit Agreement, as it may be extended. The outstanding balance on the Amended Revolver is due and payable on such maturity date.
Borrowings under the Amended Revolver bear interest of 10.00% per annum in cash and 3.00% per annum PIK and are payable quarterly on the last business day of each March, June, September and December. In connection with the Amended Revolver, Altisource is required to pay a usage fee equal to $0.75 million at the initial extension of credit pursuant to the Amended Revolver.
Altisource’s obligations under the Amended Revolver are secured by a first-priority lien on substantially all of the assets of the Company, which lien will be pari passu with liens securing the SSTL under the Amended Credit Agreement.
The Amended Revolver contains additional representations, warranties, covenants, terms and conditions customary for transactions of this type, that restrict or limit, among other things, our ability to use the proceeds of credit only for general corporate purposes.

As of March 31, 2023, there was no outstanding debt under the Amended Revolver.
Cash Flows
The following table presents our cash flows for the three months ended March 31:

(in thousands)	2023	2022	% Increase (decrease)

Net cash used in operating activities	$(3,058)	$(16,910)	82
Net cash used in investing activities	—	(74)	100
Net cash used in financing activities	(4,887)	(1,278)	(282)
Net decrease in cash, cash equivalents and restricted cash	(7,945)	(18,262)	(56)
Cash, cash equivalents and restricted cash at the beginning of the period	54,273	102,149	(47)

Cash, cash equivalents and restricted cash at the end of the period	$46,328	$83,887	(45)
Cash Flows from Operating Activities
Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net loss. For the three months ended March 31, 2023, net cash used in operating activities was $(3.1) million compared to net cash used in operating activities of $(16.9) million for the three months ended March 31, 2022. During the three months ended March 31, 2023, the decrease in cash used in operating activities was driven by a $14.8 million decrease in cash used for working capital and a $1.1 million increase in non-cash interest expense (amortization of debt discount and amortization of debt issuance and amendment costs), partially offset by a $0.8 million increase in net loss and a $0.3 million decrease in non-cash depreciation, amortization of intangibles, stock based compensation expenses and deferred income tax expenses. The increase in net loss was primarily due to higher interest expense driven by higher interest rates on our SSTL, debt amendment costs and lower gross profit in the Origination segment from lower revenue, partially offset by higher gross profit in the Servicer and Real Estate segment from revenue growth, our cash cost savings measures, and lower SG&A expenses. The decrease in cash used for changes in working capital was primarily driven by the $4.7 million net collection of taxes receivable in the first quarter of 2023 compared to a net payment of taxes of $3.3 million in the first quarter of 2022, a $2.0 million return of surety bonds, and no cash bonuses paid in the three months ended March 31, 2023. Non-cash interest expense increased as a result of the February 2023 Amended Credit Agreement. Operating cash flows can be negatively impacted because of the nature of some of our services and the mix of services provided. Certain services are performed immediately following or shortly after the referral, but the collection of the receivable does not occur until a specific event occurs (e.g., the foreclosure is complete, the REO asset is sold, etc.). Furthermore, lower margin services generate lower income and cash flows from operations. Consequently, our cash flows from operations may be negatively impacted when comparing one period to another.
Cash Flows from Investing Activities
Cash flows from investing activities for the three months ended March 31, 2022 consisted of additions to premises and equipment and proceeds from the sale of a business. Net cash used in investing activities was $(0.1) million for the three months ended March 31, 2022 (no comparable amount for the three months ended March 31, 2023). In addition, we used $(0.1) million for the three months ended March 31, 2022 for additions to premises and equipment primarily related to investments in the development of certain software applications and facility improvements (no comparable amount for the three months ended March 31, 2023).
Cash Flows from Financing Activities
Net cash used in financing activities were $(4.9) million and $(1.3) million for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, we received proceeds from the issuance of common stock, net of issuance costs of $20.5 million and used $(20.0) million of the proceeds for repayment of debt. Also during the three months ended March 31, 2023, we paid $(4.8) million to lenders or others on behalf of the lenders related to the debt amendment. During the three months ended March 31, 2023 and 2022, we made payments of $(0.5) million and $(1.0) million, respectively, to satisfy employee tax withholding obligations on the issuance of restricted share units and restricted shares. These payments were made to tax authorities, at the employees’ direction, to satisfy the employees’ tax obligations rather than issuing a portion of vested restricted share units and restricted shares to employees. In addition, during the three months ended March 31, 2023 and 2022, we distributed $(0.1) million and $(0.3) million, respectively, to non-controlling interests.

Future Uses of Cash
Our significant future liquidity obligations primarily pertain to the maturity of the Amended Credit Agreement, interest expense under the Amended Credit Agreement (see Liquidity section above), distributions to Lenders One members and operating lease payments on certain of our premises and equipment.
Significant future uses of cash include the following:

		Payments Due by Period
(in thousands)	Total	2023	2024-2025	2026-2027

Senior secured term loans (1)	$249,409	$—	$249,409	$—
Interest expense payments (2)	50,017	17,537	32,480	—
Lease payments	6,041	2,092	3,311	638

Total	$305,467	$19,629	$285,200	$638

______________________________________
(1)    The outstanding balance of our SSTL as of March 31, 2023 is $227.2 million and is due on April 30, 2025. The maturity date of the SSTL may be extended to April 30, 2026 at the Company’s option if Aggregate Paydowns made prior to February 14, 2024 total $30 million or more. In the first quarter of 2023, the Company made $20 million of payments toward the determination of Aggregate Paydowns. The table herein reflects a maturity of April 2025 as the Company has not made Aggregate Paydowns of $30 million or more at the time of this filing. The increase in outstanding balance is from the PIK component of our interest expense and is assumed to be paid in kind.
(2)    Estimated future interest payments based on the SOFR interest rate as of March 31, 2023 and the April 30, 2025 maturity date. Based on the April 30, 2025 maturity date, no interest expense has been included beyond April 30, 2025.
We anticipate to fund future liquidity requirements with a combination of existing cash balances, cash anticipated to be generated by operating activities and, as needed, proceeds from the Amended Revolver. For further information, see Note 11 and Note 21 to the condensed consolidated financial statements.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of escrow arrangements.
We hold customers’ assets in escrow accounts at various financial institutions pending completion of certain real estate activities. These amounts are held in escrow accounts for limited periods of time and are not included in the condensed consolidated balance sheets. Amounts held in escrow accounts were $15.8 million and $13.2 million as of March 31, 2023 and December 31, 2022, respectively.
Contractual Obligations, Commitments and Contingencies
For the three months ended March 31, 2023, there were no significant changes to our contractual obligations from those identified in our Form 10-K for the fiscal year ended December 31, 2022 and this Form 10-Q, other than those that occur in the normal course of business. See Note 21 to the condensed consolidated financial statements.
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
Our critical accounting policies are described in the MD&A section of our Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023. There have been no material changes to our critical accounting policies during the three months ended March 31, 2023.

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
Interest Rate Risk
Under the terms of the Amended Credit Agreement, the interest rate charged on the SSTL is SOFR (as defined in the Amended Credit Agreement) with a minimum floor of 1.00% plus 5.00% paid in cash plus 5.00% PIK. Based on the first quarter 2023 par paydown of $20 million, the PIK component was reduced to 4.50% and may be further reduced on a prospective basis based on the Aggregate Paydowns made prior to February 14, 2024.
Based on the principal amount outstanding and SOFR as of March 31, 2023, a one percentage point increase in SOFR above the minimum floor would increase our annual interest expense by approximately $2.3 million. There would be a $2.3 million decrease in our annual interest expense if there was a one percentage point decrease in SOFR.
Currency Exchange Risk
We are exposed to currency risk from potential changes in currency values of our non-United States dollar denominated expenses, assets, liabilities and cash flows. Our most significant currency exposure relates to the Indian rupee. Based on expenses incurred in Indian rupees for the first quarter of 2023, a one percentage point increase or decrease in value of the Indian rupee in relation to the United States dollar would increase or decrease our annual expenses by approximately $0.1 million.
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
As of March 31, 2023, an evaluation was conducted under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of March 31, 2023.
b)    Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases of shares of common stock during the three months ended March 31, 2023. On May 15, 2018, our shareholders approved the renewal and replacement of the share repurchase program previously approved by the shareholders on May 17, 2017. Under the program, we are authorized to purchase up to 4.3 million shares of our common stock in the open market, subject to certain parameters, for a period of five years from the date of approval. As of March 31, 2023, the maximum number of shares that may be purchased under the repurchase program is 2.4 million shares of the Company’s common stock. In addition to the share repurchase program, during the three months ended March 31, 2023, 83,250 common shares were withheld from employees to satisfy tax withholding obligations that arose from the vesting of restricted shares.
On February 14, 2023, the lenders under the Amended Credit Agreement received warrants to purchase 3,223,851 shares of Altisource common stock (the “Warrant Shares”). The exercise price per share of common stock under each Warrant is equal to $0.01. The number of Warrant Shares is subject to reduction based on the amount of par paydowns on the SSTL in the aggregate using proceeds from issuances of equity interests or from junior indebtedness made prior to February 14, 2024 (“Aggregate Paydowns”) as set forth in the table below.

Aggregate Paydowns	Warrant Shares
Less than $20 million	3,223,851
$20 million+ but less than below	2,578,743
$30 million+	1,612,705
During the three months ended March 31, 2023, the Company made payments toward the determination of Aggregate Paydowns of $20 million. As a result, the number of Warrant Shares as of March 31, 2023 is 2,578,743.

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

101 *
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023 is formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2023 and 2022; (iii) Condensed Consolidated Statements of Equity for the three months ended March 31, 2023 and 2022; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022; and (v) Notes to Condensed Consolidated Financial Statements.

104 *	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

______________________________________
*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
(Registrant)

Date:	April 27, 2023	By:	/s/ Michelle D. Esterman
Michelle D. Esterman
Chief Financial Officer
(On behalf of the Registrant and as its Principal Financial Officer and Principal Accounting Officer)