Form 10-Q
period 2023-06-30
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
filed 2023-07-27
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of July 21, 2023, there were 20,865,944 outstanding shares of the registrant’s common stock (excluding 9,096,804 shares held as treasury stock).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$35,041	$51,025
Accounts receivable, net of allowance for doubtful accounts of $4,314 and $4,363, respectively	13,681	12,989
Prepaid expenses and other current assets	11,063	23,544
Total current assets	59,785	87,558

Premises and equipment, net	2,842	4,222
Right-of-use assets under operating leases	4,689	5,321
Goodwill	55,960	55,960
Intangible assets, net	29,170	31,730
Deferred tax assets, net	5,029	5,048
Other assets	7,081	5,166

Total assets	$164,556	$195,005

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$32,320	$33,507
Warrant liability	9,176	—
Deferred revenue	3,075	3,711
Other current liabilities	2,585	2,867
Total current liabilities	47,156	40,085

Long-term debt	217,881	245,230
Deferred tax liabilities, net	8,745	9,028
Other non-current liabilities	18,869	19,536

Commitments, contingencies and regulatory matters (Note 21)

Equity (deficit):
Common stock ($1.00 par value; 100,000 shares authorized, 29,963 issued and 20,866 outstanding as of June 30, 2023; 16,129 outstanding as of December 31, 2022)	29,963	25,413
Additional paid-in capital	167,946	149,348
Retained earnings	75,104	118,948
Treasury stock, at cost (9,097 shares as of June 30, 2023 and 9,284 shares as of December 31, 2022)	(401,774)	(413,358)
Altisource deficit	(128,761)	(119,649)

Non-controlling interests	666	775
Total deficit	(128,095)	(118,874)

Total liabilities and deficit	$164,556	$195,005
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Revenue	$35,235	$40,421	$74,696	$79,937
Cost of revenue	29,703	36,355	60,660	70,224

Gross profit	5,532	4,066	14,036	9,713

Selling, general and administrative expenses	12,341	14,525	24,435	28,499

Loss from operations	(6,809)	(10,459)	(10,399)	(18,786)
Other income (expense), net:
Interest expense	(9,904)	(3,534)	(16,664)	(7,090)
Change in fair value of warrant liability	(1,774)	—	(1,080)	—
Debt amendment costs	(101)	—	(3,343)	—
Other income (expense), net	390	193	1,950	933
Total other income (expense), net	(11,389)	(3,341)	(19,137)	(6,157)

Loss before income taxes and non-controlling interests	(18,198)	(13,800)	(29,536)	(24,943)
Income tax provision	(639)	(1,521)	(2,168)	(2,407)

Net loss	(18,837)	(15,321)	(31,704)	(27,350)
Net income attributable to non-controlling interests	(13)	(174)	(93)	(335)

Net loss attributable to Altisource	$(18,850)	$(15,495)	$(31,797)	$(27,685)

Loss per share:
Basic	$(0.90)	$(0.96)	$(1.62)	$(1.73)
Diluted	$(0.90)	$(0.96)	$(1.62)	$(1.73)

Weighted average shares outstanding:
Basic	20,840	16,083	19,648	16,020
Diluted	20,840	16,083	19,648	16,020

Comprehensive loss:
Comprehensive loss, net of tax	$(18,837)	$(15,321)	$(31,704)	$(27,350)
Comprehensive income attributable to non-controlling interests	(13)	(174)	(93)	(335)

Comprehensive loss attributable to Altisource	$(18,850)	$(15,495)	$(31,797)	$(27,685)
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Statements of Equity (Deficit)
(in thousands)

	Altisource Equity (Deficit)
	Common stock		Additional paid-in capital	Retained earnings	Treasury stock, at cost	Non-controlling interests	Total
	Shares

Balance, December 31, 2021	25,413	$25,413	$144,298	$186,592	$(426,445)	$1,272	$(68,870)

Net loss	—	—	—	(12,190)	—	161	(12,029)
Distributions to non-controlling interest holders	—	—	—	—	—	(264)	(264)
Share-based compensation expense	—	—	1,290	—	—	—	1,290
Issuance of restricted share units and restricted shares	—	—	—	(6,560)	6,560	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(4,046)	3,032	—	(1,014)

Balance, March 31, 2022	25,413	$25,413	$145,588	$163,796	$(416,853)	$1,169	$(80,887)

Net loss	—	—	—	(15,495)	—	174	(15,321)
Distributions to non-controlling interest holders	—	—	—	—	—	(486)	(486)
Share-based compensation expense	—	—	1,289	—	—	—	1,289
Issuance of restricted share units and restricted shares	—	—	—	(2,384)	2,384	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(38)	29	—	(9)

Balance, June 30, 2022	25,413	$25,413	$146,877	$145,879	$(414,440)	$857	$(95,414)

Balance, December 31, 2022	25,413	$25,413	$149,348	$118,948	$(413,358)	$775	$(118,874)

Net loss	—	—	—	(12,947)	—	80	(12,867)
Distributions to non-controlling interest holders	—	—	—	—	—	(102)	(102)
Share-based compensation expense	—	—	1,445	—	—	—	1,445
Issuance of restricted share units and restricted shares	—	—	—	(6,058)	6,058	—	—
Issuance of common stock, net of issuance costs	4,550	4,550	15,911	—	—	—	20,461
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(3,700)	3,240	—	(460)

Balance, March 31, 2023	29,963	$29,963	$166,704	$96,243	$(404,060)	$753	$(110,397)

Net loss	—	—	—	(18,850)	—	13	(18,837)
Distributions to non-controlling interest holders	—	—	—	—	—	(100)	(100)
Share-based compensation expense	—	—	1,242	—	—	—	1,242
Issuance of restricted share units and restricted shares	—	—	—	(2,259)	2,259	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(30)	27	—	(3)

Balance, June 30, 2023	29,963	$29,963	$167,946	$75,104	$(401,774)	$666	$(128,095)
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(31,704)	$(27,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,353	1,846
Amortization of right-of-use assets under operating leases	930	1,745
Amortization of intangible assets	2,560	2,568
PIK accrual	2,556	—
Share-based compensation expense	2,687	2,579
Bad debt expense	522	600
Amortization of debt discount	1,828	329
Amortization of debt issuance costs	1,249	492
Deferred income taxes	(203)	75
Loss on disposal of fixed assets	27	1
Change in fair value of warrant liability	1,080	—
Changes in operating assets and liabilities:
Accounts receivable	(1,214)	828
Prepaid expenses and other current assets	12,504	(1,566)
Other assets	(2,045)	125
Accounts payable and accrued expenses	(1,187)	(4,861)
Current and non-current operating lease liabilities	(960)	(1,935)
Other current and non-current liabilities	(923)	(1,260)
Net cash used in operating activities	(10,940)	(25,784)

Cash flows from investing activities:
Additions to premises and equipment	—	(634)
Proceeds from the sale of business	—	346
Net cash used in investing activities	—	(288)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	20,461	—
Debt issuance and amendment costs	(4,886)	—
Repayments of long-term debt	(20,000)	—
Distributions to non-controlling interests	(202)	(750)
Payments of tax withholding on issuance of restricted share units and restricted shares	(463)	(1,023)
Net cash used in financing activities	(5,090)	(1,773)

Net decrease in cash, cash equivalents and restricted cash	(16,030)	(27,845)
Cash, cash equivalents and restricted cash at the beginning of the period	54,273	102,149

Cash, cash equivalents and restricted cash at the end of the period	$38,243	$74,304

Supplemental cash flow information:
Interest paid	$11,022	$6,218
Income taxes (refunded) paid, net	(4,509)	3,497
Acquisition of right-of-use assets with operating lease liabilities	298	710
Reduction of right-of-use assets from operating lease modifications or reassessments	—	(173)

Non-cash investing and financing activities:
Net decrease in payables for purchases of premises and equipment	$—	$107
Warrants issued in connection with Amended Credit Agreement	8,096	—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets and the unaudited condensed consolidated statements of cash flows:
	June 30, 2023	June 30, 2022

Cash and cash equivalents	$35,041	$70,693
Restricted cash	3,202	3,611
Total cash, cash equivalents and restricted cash reported in the statements of cash flows	$38,243	$74,304
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
The management agreement between MPA and Lenders One, pursuant to which MPA is the management company, represents a variable interest in a variable interest entity. MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact the cooperative’s economic performance and the right to receive benefits from the cooperative. As a result, Lenders One is presented in the accompanying condensed consolidated financial statements on a consolidated basis and the interests of the members are reflected as non-controlling interests. As of June 30, 2023, Lenders One had total assets of $0.9 million and total liabilities of $1.1 million. As of December 31, 2022, Lenders One had total assets of $1.2 million and total liabilities of $1.1 million.
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
During the three and six months ended June 30, 2023, Ocwen was our largest customer, accounting for 42% of our total revenue for the six months ended June 30, 2023 (40% of our revenue for the second quarter of 2023). Ocwen purchases certain mortgage services from us under the terms of services agreements and amendments thereto (collectively, the “Ocwen Services Agreements”) with terms extending through August 2030. Certain of the Ocwen Services Agreements contain a “most favored nation” provision and also grant the parties the right to renegotiate pricing, among other things.
Revenue from Ocwen primarily consists of revenue earned from the loan portfolios serviced and subserviced by Ocwen when Ocwen engages us as the service provider, and revenue earned directly from Ocwen, pursuant to the Ocwen Services Agreements. For the six months ended June 30, 2023 and 2022, we recognized revenue from Ocwen of $31.6 million and $29.9 million, respectively ($14.0 million and $16.2 million for the second quarter of 2023 and 2022, respectively). Revenue from Ocwen as a percentage of segment and consolidated revenue was as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Servicer and Real Estate	52%	51%	54%	49%
Origination	—%	—%	—%	—%
Corporate and Others	—%	—%	—%	—%
Consolidated revenue	40%	40%	42%	37%
We earn additional revenue related to the portfolios serviced and subserviced by Ocwen when a party other than Ocwen or the MSRs owner selects Altisource as the service provider. For the six months ended June 30, 2023 and 2022, we recognized revenue of $5.0 million and $5.1 million, respectively ($2.1 million and $2.7 million for the second quarter of 2023 and 2022, respectively), of such revenue. These amounts are not included in deriving revenue from Ocwen and revenue from Ocwen as a percentage of revenue discussed above.
As of June 30, 2023, accounts receivable from Ocwen totaled $3.7 million, $3.0 million of which was billed and $0.7 million of which was unbilled. As of December 31, 2022, accounts receivable from Ocwen totaled $4.0 million, $3.2 million of which was billed and $0.8 million of which was unbilled.
Rithm
Rithm Capital Corp. (individually, together with one or more of its subsidiaries or one or more of its subsidiaries individually, “Rithm”) (formerly New Residential Investment Corp., or “NRZ”) is a real estate investment trust that invests in and manages investments primarily related to residential real estate, including MSRs and excess MSRs.
Ocwen has disclosed that Rithm is a significant client of Ocwen’s. As of March 31, 2023, approximately 16% of loans serviced and subserviced by Ocwen (measured in unpaid principal balance (“UPB”)) and approximately 68% of all delinquent loans that Ocwen services were related to Rithm MSRs or rights to MSRs (the “Subject MSRs”).
Rithm purchases brokerage services for real estate owned (“REO”) exclusively from us, irrespective of the subservicer, subject to certain limitations, for certain MSRs set forth in and pursuant to the terms of a Cooperative Brokerage Agreement, as amended, and related letter agreement (collectively, the “Brokerage Agreement”) with terms extending through August 2025.
For the six months ended June 30, 2023 and 2022, we recognized revenue from Rithm of $1.6 million and $1.8 million, respectively ($0.80 and $1.0 million for the second quarter of 2023 and 2022, respectively), under the Brokerage Agreement. For the six months ended June 30, 2023 and 2022, we recognized additional revenue of $6.8 million and $7.4 million, respectively ($3.5 million and $3.7 million for the second quarter of 2023 and 2022, respectively), relating to the Subject MSRs when a party other than Rithm selects Altisource as the service provider.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
NOTE 3 — ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consists of the following:

(in thousands)	June 30, 2023	December 31, 2022

Billed	$11,832	$11,993
Unbilled	6,163	5,359
	17,995	17,352
Less: Allowance for credit losses	(4,314)	(4,363)

Total	$13,681	$12,989
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
Changes in the allowance for expected credit losses consist of the following:

		Additions
(in thousands)	Balance at Beginning of Period	Charged to Expenses	Deductions Note(1)	Balance at End of Period

Allowance for expected credit losses:

Six months ended June 30, 2023	$4,363	$522	$571	$4,314
Six months ended June 30, 2022	5,297	600	1,105	4,792

______________________________________
(1)    Amounts written off as uncollectible or transferred to other accounts or utilized.
NOTE 4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

(in thousands)	June 30, 2023	December 31, 2022

Prepaid expenses	$3,527	$5,165
Income taxes receivable	291	7,031
Maintenance agreements, current portion	1,259	1,498
Indemnity escrow receivable from Pointillist sale	3,201	3,223
Restricted cash	23	—
Surety bond collateral	—	4,000
Other current assets	2,762	2,627

Total	$11,063	$23,544

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
NOTE 5 — PREMISES AND EQUIPMENT, NET
Premises and equipment, net consists of the following:

(in thousands)	June 30, 2023	December 31, 2022

Computer hardware and software	$46,581	$49,339
Leasehold improvements	2,390	5,794
Furniture and fixtures	102	3,832
Office equipment and other	261	346
	49,334	59,311
Less: Accumulated depreciation and amortization	(46,492)	(55,089)

Total	$2,842	$4,222
Depreciation and amortization expense amounted to $1.4 million and $1.8 million for the six months ended June 30, 2023 and 2022, respectively ($0.7 million and $0.9 million for the second quarter of 2023 and 2022, respectively), and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive loss.
Premises and equipment, net consist of the following, by country:

(in thousands)	June 30, 2023	December 31, 2022

Luxembourg	$1,788	$2,455
India	809	1,129
United States	213	586
Uruguay	32	52

Total	$2,842	$4,222
NOTE 6 — RIGHT-OF-USE ASSETS UNDER OPERATING LEASES, NET
Right-of-use assets under operating leases, net consists of the following:

(in thousands)	June 30, 2023	December 31, 2022

Right-of-use assets under operating leases	$12,072	$11,808
Less: Accumulated amortization	(7,383)	(6,487)

Total	$4,689	$5,321
Amortization of operating leases was $0.9 million and $1.7 million for the six months ended June 30, 2023 and 2022, respectively ($0.5 million and $0.6 million for the second quarter of 2023 and 2022, respectively), and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive loss.
NOTE 7 — GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following is a summary of goodwill by segment:

(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Total

Balance as of June 30, 2023 and December 31, 2022	$30,681	$25,279	$—	$55,960

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Intangible Assets, net
Intangible assets, net consist of the following:

	Weighted average estimated useful life (in years)	Gross carrying amount		Accumulated amortization		Net book value
(in thousands)		June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022

Definite lived intangible assets:
Customer related intangible assets	9	$214,307	$214,307	$(199,094)	$(197,594)	$15,213	$16,713
Operating agreement	20	35,000	35,000	(23,479)	(22,604)	11,521	12,396
Trademarks and trade names	16	9,709	9,709	(7,273)	(7,088)	2,436	2,621

Total		$259,016	$259,016	$(229,846)	$(227,286)	$29,170	$31,730
Amortization expense for definite lived intangible assets was $2.6 million and $2.6 million for the six months ended June 30, 2023 and 2022, respectively ($1.3 million and $1.3 million for the second quarter of 2023 and 2022, respectively). Forecasted annual definite lived intangible asset amortization expense for 2023 through 2027 is $5.1 million, $5.1 million, $5.1 million, $4.9 million and $4.7 million, respectively.
NOTE 8 — OTHER ASSETS
Other assets consist of the following:

(in thousands)	June 30, 2023	December 31, 2022

Restricted cash	$3,179	$3,248
Security deposits	600	596
Other	3,302	1,322

Total	$7,081	$5,166
NOTE 9 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable and accrued expenses consist of the following:

(in thousands)	June 30, 2023	December 31, 2022

Accounts payable	$14,868	$14,981
Accrued expenses - general	10,449	11,858
Accrued salaries and benefits	5,808	5,501
Income taxes payable	1,195	1,167

Total	$32,320	$33,507
Other current liabilities consist of the following:

(in thousands)	June 30, 2023	December 31, 2022

Operating lease liabilities	$2,113	$2,097
Other	472	770

Total	$2,585	$2,867

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
During the six months ended June 30, 2023, the Company made payments toward the determination of Aggregate Paydowns of $20 million. As a result, the number of Warrant Shares as of June 30, 2023 is 2,578,743.
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
The Company determined that the Warrants are free standing financial instruments that are legally detachable and separately exercisable from the term loans under the Amended Credit Agreement. The Company also determined that the Warrants are not considered to be indexed to the Company’s stock because the number of Warrant Shares varies based on Aggregate Paydowns and as such are required to be classified as a liability pursuant to ASC 815-40, Derivatives and Hedging–Contracts in Entity’s Own Equity. The outstanding Warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income (expense) in the statement of operations.
The fair value of the warrant liability is based on the number of Warrant Shares that are expected to be exercisable on and after February 14, 2024 and the Altisource share price less $0.01 at the measurement date.
The fair value of the warrant liability at each of the respective valuation dates is summarized below:

Warrant Liability	Warrant Shares based on Aggregate Paydowns	Expected Warrant Shares that will be exercisable on February 14, 2024	Fair Value per Warrant Share	Fair Value (in thousands)

Fair value at initial measurement date of February 14, 2023	3,223,851	1,612,705	$5.02	$8,096
Gain on change in fair value of warrant liability				(694)
Fair value at March 31, 2023	2,578,743	1,612,705	$4.59	7,402
Loss on change in fair value of warrant liability				1,774
Fair value at June 30, 2023	2,578,743	1,612,705	$5.69	$9,176
During the six months ended June 30, 2023, the Company recorded a loss on changes in fair value of warrant liability of $1.1 million ($1.8 million for the second quarter of 2023). During the three and six months ended June 30, 2022, there were no warrant liabilities outstanding.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
NOTE 11 — LONG-TERM DEBT
Long-term debt consists of the following:

(in thousands)	June 30, 2023	December 31, 2022

Senior Secured Term Loans	$229,760	$247,204
Less: Debt issuance and amendment costs, net	(4,575)	(878)
Less: Unamortized discount, net	(7,101)	(833)
Net Senior secured term loans	218,084	245,493

Revolver	—	—
Less: Debt issuance costs, net	(203)	(263)
Net Revolver	(203)	(263)

Total Long-term debt	$217,881	$245,230
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
Through March 29, 2023, the SSTL’s interest rate was the Adjusted Eurodollar Rate plus 4.00%. Beginning March 30, 2023, the SSTL bears interest at rates based upon, at our option, the Secured Overnight Financing Rate (“SOFR”) or the Base Rate, as defined in the Amended Credit Agreement. If the Company selects SOFR, the term loans initially bear interest at a rate per annum equal to SOFR plus 5.00% payable in cash plus 5.00% payable in kind (“PIK”). If the Company selects Base Rate, the loans initially bear interest at a rate per annum equal to the Base Rate plus 4.00% payable in cash plus 5.00% PIK. Base Rate term loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Base Rate and (y) 2.00% plus (ii) 4.00%. The PIK component of the interest rate is subject to adjustment based on the amount of Aggregate Paydowns as set forth in the table below. Based on Aggregate Paydowns of $20 million through June 30, 2023, the PIK component of the interest rate was 4.50%. The interest rate as of June 30, 2023 was 14.49%.

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
The fair value of the Warrants on February 14, 2023 was $8.1 million and was recorded as an increase in debt discount. In connection with Amendment No. 2, the Company paid $4.8 million to the lenders and to third parties on behalf of the lenders. The $4.8 million payment was recorded as an increase in debt issuance and amendment costs. In connection with Amendment No. 2, the Company paid $3.3 million to advisors and recorded these payments as other expense in the condensed consolidated statements of operations and comprehensive loss.
Deer Park Road Management Company, LP (“Deer Park”), a related party, owns approximately 20% of Altisource’s common stock and $41.6 million of Altisource debt under the Amended Credit Agreement as of June 30, 2023. Deer Park’s Chief Investment Officer and managing partner was a member of Altisource’s Board of Directors until his resignation on March 1, 2022. The replacement director appointed by the Board of Directors is a current employee of Deer Park. In connection with

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
the Amended Credit Agreement, Deer Park received 583 thousand Warrants. During the six months ended June 30, 2023, Deer Park received interest of $2.0 million from the Altisource SSTL.
As of June 30, 2023, debt issuance and amendment costs were $4.6 million, net of $4.8 million of accumulated amortization. As of December 31, 2022, debt issuance costs were $0.9 million, net of $3.6 million of accumulated amortization.
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
As of June 30, 2023 and December 31, 2022, there was no outstanding debt under the Amended Revolver and Revolver, respectively. As of June 30, 2023 and December 31, 2022, debt issuance costs were $0.2 million, net of $0.3 million of accumulated amortization, and $0.3 million, net of $0.3 million of accumulated amortization, respectively.
NOTE 12 — OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following:

(in thousands)	June 30, 2023	December 31, 2022

Income tax liabilities	$16,141	$16,079
Operating lease liabilities	2,693	3,371
Deferred revenue	30	82
Other non-current liabilities	5	4

Total	$18,869	$19,536

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
NOTE 13 — FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The following table presents the carrying amount and estimated fair value of financial instruments and certain liabilities measured at fair value as of June 30, 2023 and December 31, 2022. The following fair values are estimated using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	June 30, 2023				December 31, 2022
(in thousands)	Carrying amount	Fair value			Carrying amount	Fair value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$35,041	$35,041	$—	$—	$51,025	$51,025	$—	$—
Restricted cash	3,202	3,202	—	—	3,248	3,248	—	—
Short-term receivable	3,201	—	—	3,201	3,223	—	—	3,223

Liabilities:
Warrant liability	9,176	—	—	9,176	—	—	—	—
Senior secured term loans	229,760	—	181,798	—	247,204	—	200,235	—
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
Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk primarily consist of cash and cash equivalents and accounts receivable. Our policy is to deposit our cash and cash equivalents with larger, highly rated financial institutions. The Company derived 40% and 42% of its revenue from Ocwen for the three and six months ended June 30, 2023 (see Note 2 for additional information on Ocwen revenues and accounts receivable balance). The Company strives to mitigate its concentrations of credit risk with respect to accounts receivable by actively monitoring past due accounts and the economic status of larger customers, if known.
NOTE 14 — SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Share Repurchase Program
On May 16, 2023, our shareholders approved the renewal and amendment of the share repurchase program previously approved by the shareholders on May 15, 2018. Under the program, we are authorized to purchase up to 3.1 million shares of our common stock, based on a limit of 15% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $25.00 per share, for a period of five years from the date of approval. As of June 30, 2023, approximately 3.1 million shares of common stock remain available for repurchase under the program. There were no purchases of shares of common stock during the six months ended June 30, 2023 and 2022. Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of June 30, 2023, we can repurchase up to approximately $61 million of our common stock

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
under Luxembourg law. Under the Amended Credit Agreement, we are not permitted to repurchase shares except for limited circumstances.
Public offering of Common Stock
On February 14, 2023, Altisource closed on an underwritten public offering to sell 4,550,000 shares of its common stock, at a price of $5.00 per share, generating net proceeds of $20.5 million, after deducting the underwriting discounts and commissions and other offering expenses.
Share-Based Compensation
We issue share-based awards in the form of stock options, restricted shares and restricted share units for certain employees, officers and directors. We recognized share-based compensation expense of $2.7 million and $2.6 million for the six months ended June 30, 2023 and 2022, respectively ($1.2 million and $1.3 million for the second quarter of 2023 and 2022, respectively). As of June 30, 2023, estimated unrecognized compensation costs related to share-based awards amounted to $4.5 million, which we expect to recognize over a weighted average remaining requisite service period of approximately 1.28 years.
Stock Options
Stock option grants are composed of a combination of service-based, market-based and performance-based options.
Service-Based Options. These options generally vest over three or four years with equal annual vesting and generally expire on the earlier of ten years after the date of grant or following termination of service. A total of 186 thousand service-based options were outstanding as of June 30, 2023.
Market-Based Options. These option grants generally have two components, each of which vests only upon the achievement of certain criteria. The first component, which we refer to as “ordinary performance” grants, generally consists of two-thirds of the market-based grant and begins to vest if the stock price is at least double the exercise price, as long as the stock price realizes a compounded annual gain of at least 20% over the exercise price. The remaining third of the market-based options, which we refer to as “extraordinary performance” grants, generally begins to vest if the stock price is at least triple the exercise price, as long as the stock price realizes a compounded annual gain of at least 25% over the exercise price. Market-based options vest in three or four year installments with the first installment vesting upon the achievement of the criteria and the remaining installments vesting thereafter in equal annual installments. Market-based options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service or in the final three years of the option term, in which case vesting will generally continue in accordance with the provisions of the award agreement. A total of 96 thousand market-based options were outstanding as of June 30, 2023.
Performance-Based Options. These option grants generally will vest if certain specific financial measures are achieved; typically with one-fourth vesting on each anniversary of the grant date. The award of performance-based options is adjusted based on the level of achievement specified in the award agreements. If the performance criteria achieved is above threshold performance levels, participants generally have the opportunity to vest in 50% to 200% of the option grants, depending upon performance achieved. If the performance criteria achieved is below a certain threshold, the options are canceled. The options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service in which case vesting will generally continue in accordance with the provisions of the award agreement. There were 461 thousand performance-based options outstanding as of June 30, 2023.
There were no stock option grants during the six months ended June 30, 2023. The Company granted 105 thousand stock options (at a weighted average exercise price of $11.86 per share) for the six months ended June 30, 2022.

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
The following table summarizes the grant date fair value of stock options that vested during the periods presented:

	Six months ended June 30,
(in thousands, except per share data)	2023	2022

Weighted average grant date fair value of stock options granted per share	$—	$8.19
Intrinsic value of options exercised	—	—
Grant date fair value of stock options that vested	83	1,031
The following table summarizes the activity related to our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding as of December 31, 2022	745,277	$27.03	4.83	$—
Granted	—	—
Forfeited	(2,288)	29.76

Outstanding as of June 30, 2023	742,989	27.02	4.34	—

Exercisable as of June 30, 2023	547,501	25.25	3.74	—
Other Share-Based Awards
The Company’s other share-based and similar types of awards are comprised of restricted shares and restricted share units. The restricted shares and restricted share units are comprised of a combination of service-based awards, performance-based awards, market-based awards and performance and market-based awards.
Service-Based Awards. These awards generally vest over one-to-four-year periods. A total of 948 thousand service-based awards were outstanding as of June 30, 2023.
Performance-Based Awards. These awards generally vest if certain specific financial measures are achieved; generally one-third vests on each anniversary of the grant date or cliff-vest on the third anniversary of the grant date. The number of performance-based restricted shares and restricted share units that may vest is based on the level of achievement as specified in the award agreements. If the performance criteria achieved is above certain financial performance levels and Altisource’s share performance is above certain established criteria, participants have the opportunity to vest in up to 150% of the restricted share unit award for certain awards. If the performance criteria achieved is below certain thresholds, the award is canceled. A total of 143 thousand performance-based awards were outstanding as of June 30, 2023.
Market-Based Awards. 50% of these awards generally vest if certain specific market conditions are achieved over a 30-day period and the remaining 50% of these awards generally vest on the one year anniversary of the initial vesting. The

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Company estimates the grant date fair value of these awards using a lattice (binomial) model. A total of 112 thousand market-based awards were outstanding as of June 30, 2023.
Performance-Based and Market-Based Awards. These awards generally vest if certain specific financial measures are achieved and if certain specific market conditions are achieved. If the performance criteria achieved is above certain financial performance levels and Altisource’s share performance is above certain established criteria, participants have the opportunity to vest in up to 300% of the restricted share unit award for certain awards. If the performance criteria or the market criteria is below certain thresholds, the award is canceled. The Company estimates the grant date fair value of these awards using a Monte Carlo simulation model. A total of 127 thousand performance-based and market-based awards were outstanding as of June 30, 2023.
The Company granted 891 thousand restricted share units (at a weighted average grant date fair value of $4.82 per share) during the six months ended June 30, 2023. These grants include 57 thousand awards that include both a performance condition and a market condition and 57 thousand performance-based awards, for the six months ended June 30, 2023. The Company granted 46 thousand awards that include both a performance condition and a market condition and 46 thousand performance-based awards, for the six months ended June 30, 2022.
The following table summarizes the activity related to our restricted shares and restricted share units:

Number of restricted shares and restricted share units

Outstanding as of December 31, 2022	755,006
Granted	890,810
Issued	(187,424)
Forfeited/canceled	(128,596)

Outstanding as of June 30, 2023	1,329,796
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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022

Service revenue	$33,173	$37,638	$70,244	$75,401
Reimbursable expenses	2,049	2,609	4,359	4,201
Non-controlling interests	13	174	93	335

Total	$35,235	$40,421	$74,696	$79,937

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Disaggregation of Revenue
Disaggregation of total revenues by segment and major source was as follows:

	Three months ended June 30, 2023
(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Servicer and Real Estate	$22,538	$2,380	$1,930	$26,848
Origination	8,262	6	119	8,387
Total revenue	$30,800	$2,386	$2,049	$35,235

	Three months ended June 30, 2022
(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Servicer and Real Estate	$26,901	$2,523	$2,523	$31,947
Origination	8,382	6	86	8,474
Total revenue	$35,283	$2,529	$2,609	$40,421

	Six months ended June 30, 2023
(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Servicer and Real Estate	$49,091	$5,588	$4,114	$58,793
Origination	15,644	14	245	15,903
Total revenue	$64,735	$5,602	$4,359	$74,696

	Six months ended June 30, 2022
(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Servicer and Real Estate	$51,560	$5,021	$3,902	$60,483
Origination	19,141	14	299	19,454
Total revenue	$70,701	$5,035	$4,201	$79,937
Contract Balances
Our contract assets consist of unbilled accounts receivable (see Note 3). Our contract liabilities consist of current deferred revenue and other non-current liabilities as reported on the accompanying condensed consolidated balance sheets. Revenue recognized that was included in the contract liability at the beginning of the period was $2.8 million and $2.9 million for the six months ended June 30, 2023 and 2022, respectively ($0.9 million and $1.2 million for the second quarter of 2023 and 2022, respectively).

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022

Outside fees and services	$14,057	$14,351	$29,151	$27,254
Compensation and benefits	9,281	13,825	18,982	27,346
Technology and telecommunications	3,865	4,956	7,262	10,188
Reimbursable expenses	2,049	2,609	4,359	4,201
Depreciation and amortization	451	614	906	1,235

Total	$29,703	$36,355	$60,660	$70,224
Transactions with Related Parties
In May 2022, John G. Aldridge, Jr., the Managing Partner of Aldridge Pite LLP (“Aldridge Pite”), joined the Board of Directors of Altisource. Aldridge Pite provides eviction and other real estate related services to the Company. The Company recognized $0.3 million and $0.5 million for the three and six months ended June 30, 2023 of reimbursable expenses relating to services provided to Aldridge Pite (no comparable amount for the three and six months ended June 30, 2022). As of June 30, 2023, the Company had no payable to Aldridge Pite.
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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022

Compensation and benefits	$5,376	$6,296	$11,406	$11,705
Professional services	2,275	3,099	3,846	5,848
Occupancy related costs	1,216	1,417	2,658	3,041
Amortization of intangible assets	1,280	1,284	2,560	2,568
Marketing costs	559	785	941	1,672
Depreciation and amortization	204	274	448	611
Other	1,431	1,370	2,576	3,054

Total	$12,341	$14,525	$24,435	$28,499

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
NOTE 18 — OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022

Interest income (expense)	$315	$61	$749	$106
Other, net	75	132	1,201	827

Total	$390	$193	$1,950	$933
NOTE 19 — INCOME TAXES
We recognized an income tax provision of $2.2 million and $2.4 million for the six months ended June 30, 2023 and 2022, respectively ($0.6 million and $1.5 million for the second quarter of 2023 and 2022, respectively). The income tax provision for the three and six months ended June 30, 2023 was driven primarily by income tax expense on transfer pricing income from India and the United States, reduction in deferred tax assets related to intangible assets, no tax benefit on the pretax loss from our Luxembourg operating company and uncertain tax positions.
NOTE 20 — LOSS PER SHARE
Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share excludes all dilutive securities because their impact would be anti-dilutive, as described below.
Basic and diluted loss per share are calculated as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022

Net loss attributable to Altisource	$(18,850)	$(15,495)	$(31,797)	$(27,685)

Weighted average common shares outstanding, basic	20,840	16,083	19,648	16,020

Weighted average common shares outstanding, diluted	20,840	16,083	19,648	16,020

Loss per share:
Basic	$(0.90)	$(0.96)	$(1.62)	$(1.73)
Diluted	$(0.90)	$(0.96)	$(1.62)	$(1.73)
For the six months ended June 30, 2023 and 2022, 3.5 million and 1.3 million, respectively (4.1 million and 1.2 million for the second quarter of 2023 and 2022, respectively), warrants, stock options, restricted shares and restricted share units, were excluded from the computation of loss per share, as a result of the following:
•For the six months ended June 30, 2023 and 2022, 2.2 million and 0.2 million, respectively (2.8 million and 0.1 million for the second quarter of 2023 and 2022, respectively), warrants, stock options, restricted shares and restricted share units were anti-dilutive and have been excluded from the computation of diluted loss per share because the Company incurred a net loss
•For the six months ended June 30, 2023 and 2022, 0.3 million and 0.2 million, respectively (0.3 million and 0.2 million for the second quarter of 2023 and 2022, respectively), stock options were anti-dilutive and have been excluded from the computation of diluted loss per share because their exercise price was greater than the average market price of our common stock
•For the six months ended June 30, 2023 and 2022, 1.0 million and 0.9 million, respectively (1.0 million and 0.9 million for the second quarter of 2023 and 2022, respectively) , stock options, restricted shares and restricted share units, which begin to vest upon the achievement of certain market criteria related to our common stock price, performance criteria and

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
a total shareholder return compared to the market benchmark, that have not yet been met in each period have been excluded from the computation of diluted loss per share
NOTE 21 — COMMITMENTS, CONTINGENCIES AND REGULATORY MATTERS
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
Ocwen Related Matters
As discussed in Note 2, during the six months ended June 30, 2023, Ocwen was our largest customer, accounting for 42% of our total revenue (40% of our revenue for the second quarter of 2023). Additionally, 7% of our revenue for the the six months ended June 30, 2023 (6% of our revenue for the second quarter of 2023) was earned on the loan portfolios serviced by Ocwen, when a party other than Ocwen or the MSRs owner selected Altisource as the service provider.
Ocwen has disclosed that it is subject to a number of ongoing regulatory examinations, consent orders, inquiries, subpoenas, civil investigative demands, requests for information and other actions and is subject to pending and threatened legal proceedings, some of which include claims against Ocwen for substantial monetary damages. Previous regulatory actions against Ocwen have subjected Ocwen to independent oversight of its operations and placed certain restrictions on its ability to acquire servicing rights or proceed with default-related actions on the loans it services. Existing or future similar matters could result in adverse regulatory or other actions against Ocwen. In addition to the above, Ocwen may become subject to future adverse regulatory or other actions.
Ocwen has disclosed that Rithm is a significant client of Ocwen’s. As of March 31, 2023, approximately 16% of loans serviced and subserviced by Ocwen (measured in UPB) and approximately 68% of all delinquent loans that Ocwen services were related to Rithm MSRs or rights to MSRs.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
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
Leases
We lease certain premises and equipment, primarily consisting of office space and information technology equipment. Certain of our leases include options to renew at our discretion or terminate leases early, and these options are considered in our determination of the expected lease term. Certain of our lease agreements include rental payments adjusted periodically for inflation. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. We sublease certain office space to third parties. Sublease income was $0.1 million and $0.4 million for the six months ended June 30, 2023 and 2022, respectively (less than $0.1 million and $0.1 million for the second quarter of 2023 and 2022, respectively). The amortization periods of right-of-use assets are generally limited by the expected lease term. Our leases generally have expected lease terms at adoption of one to six years.
Information about our lease terms and our discount rate assumption were as follows for the six months ended June 30:

	2023	2022

Weighted average remaining lease term (in years)	2.58	3.35
Weighted average discount rate	5.91%	5.66%
Our lease activity during the period was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022

Operating lease costs:
Selling, general and administrative expense	$530	$697	$1,085	$1,631
Cost of revenue	—	—	—	265

Cash used in operating activities for amounts included in the measurement of lease liabilities	$591	$325	$1,131	$1,507
Short-term (twelve months or less) lease costs	430	397	849	425
Maturities of our lease liabilities as of June 30, 2023 are as follows:

(in thousands)	Operating lease obligations

2023	$1,198
2024	1,887
2025	1,404
2026	677
2027	—
Total lease payments	5,166
Less: interest	(360)

Present value of lease liabilities	$4,806

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Escrow Balances
We hold customers’ assets in escrow accounts at various financial institutions pending completion of certain real estate activities. These amounts are held in escrow accounts for limited periods of time and are not included in the accompanying condensed consolidated balance sheets. Amounts held in escrow accounts were $19.2 million and $13.2 million as of June 30, 2023 and December 31, 2022, respectively.
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
Financial information for our segments is as follows:

	Three months ended June 30, 2023
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$26,848	$8,387	$—	$35,235
Cost of revenue	18,038	8,018	3,647	29,703
Gross profit (loss)	8,810	369	(3,647)	5,532
Selling, general and administrative expenses	2,638	2,350	7,353	12,341
Income (loss) from operations	6,172	(1,981)	(11,000)	(6,809)
Total other income (expense), net	—	—	(11,389)	(11,389)

Income (loss) before income taxes and non-controlling interests	$6,172	$(1,981)	$(22,389)	$(18,198)

	Three months ended June 30, 2022
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$31,947	$8,474	$—	$40,421
Cost of revenue	22,413	9,245	4,697	36,355
Gross profit (loss)	9,534	(771)	(4,697)	4,066
Selling, general and administrative expenses	3,237	2,220	9,068	14,525
Income (loss) from operations	6,297	(2,991)	(13,765)	(10,459)
Total other income (expense), net	—	—	(3,341)	(3,341)

Income (loss) before income taxes and non-controlling interests	$6,297	$(2,991)	$(17,106)	$(13,800)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

	Six months ended June 30, 2023
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$58,793	$15,903	$—	$74,696
Cost of revenue	37,763	15,472	7,425	60,660
Gross profit (loss)	21,030	431	(7,425)	14,036
Selling, general and administrative expenses	4,939	4,076	15,420	24,435
Income (loss) from operations	16,091	(3,645)	(22,845)	(10,399)
Total other income (expense), net	—	—	(19,137)	(19,137)

Income (loss) before income taxes and non-controlling interests	$16,091	$(3,645)	$(41,982)	$(29,536)

	Six months ended June 30, 2022
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$60,483	$19,454	$—	$79,937
Cost of revenue	42,153	18,552	9,519	70,224
Gross profit (loss)	18,330	902	(9,519)	9,713
Selling, general and administrative expenses	6,296	4,340	17,863	28,499
Income (loss) from operations	12,034	(3,438)	(27,382)	(18,786)
Total other income (expense), net	—	—	(6,157)	(6,157)

Income (loss) before income taxes and non-controlling interests	$12,034	$(3,438)	$(33,539)	$(24,943)

(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Total assets:
June 30, 2023	$57,808	$54,598	$52,150	$164,556
December 31, 2022	63,696	53,984	77,325	195,005

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

•significant changes in tax regulations and interpretations in the countries, states and local jurisdictions in which we operate; and
•the risks and uncertainties related to pandemics, epidemics or other force majeure events, including the COVID-19 pandemic, and associated impacts and the duration of such impacts on the economy, supply chain, transportation, movement of people, availability of vendors and demand for our products or services as well as increased costs, recommendations or restrictions imposed by governmental entities, changes in relevant business practices undertaken or imposed by our clients, vendors or regulators, impacts on contracts and client relationships and potential litigation exposure.
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
Technology and SaaS Products
Our Technology and SaaS Products business includes Vendorly Monitor (a vendor management platform), Lenders One Loan Automation (“LOLA”) (a marketplace to order services and a tool to automate components of the loan manufacturing process), TrelixAITM (technology to manage the workflow and automate components of the loan fulfillment, pre and post-close quality control and service transfer processes), and ADMS (a document management and data analytics delivery platform).
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
COVID-19 Pandemic Impacts
In response to the COVID-19 pandemic, beginning in March 2020, various governmental entities and servicers implemented unprecedented foreclosure and eviction moratoriums, forbearance programs and loss mitigation measures to help mitigate the impact to borrowers and renters. The Federal government’s foreclosure moratorium expired on July 31, 2021 and the Consumer Financial Protection Bureau’s (“CFPB’s”) temporary loss mitigation measures expired on December 31, 2021. Despite the expiration of such governmental measures, we believe servicers are proceeding slowly with foreclosure initiations for borrowers in default. Industrywide foreclosure initiations were 13% lower from January through May 2023 compared to the same period in 2022, and 31% lower than the same period in 2019. Industrywide foreclosure sales were 23% higher from January through May 2023 compared to the same period in 2022, although still 46% lower than the same pre-COVID-19 period in 2019. The decline in foreclosure initiations and foreclosure sales throughout the pandemic, partially offset by the restart of the default market, significantly decreased default related referrals to Altisource and continues to negatively impact virtually all of Altisource’s default related services revenue.
We cannot predict whether the default market will return to a pre-pandemic operating environment or the timing of such return or future government and industry actions. Based on the expirations of the Federal government’s foreclosure and eviction moratoriums and the CFPB’s rules on temporary loss mitigation measures, we believe the demand for our Default business will grow. We estimate that in today’s environment it typically takes on average two years to convert foreclosure initiations to foreclosure sales and six months to market and sell the REO. Due to this timing, we anticipate that our later stage foreclosure auction and REO asset management services will not fully benefit from the early 2022 higher foreclosure initiations until late 2023 or early 2024.
During 2022 and the six months ended June 2023, to address lower revenue, we worked to (1) reduce our cost structure, (2) maintain the infrastructure to deliver default related services for our customer base and support the anticipated increase in demand following the expiration of the moratoriums and forbearance plans and CFPB’s rules on temporary loss mitigation measures, and (3) grow Lenders One membership, launch new solutions and increase customer adoption of our solutions to accelerate the growth of our origination business.
Share Repurchase Program
On May 16, 2023, our shareholders approved the renewal and amendment of the share repurchase program previously approved by the shareholders on May 15, 2018. Under the program, we are authorized to purchase up to 3.1 million shares of our common stock, based on a limit of 15% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $25.00 per share, for a period of five years from the date of approval. As of June 30, 2023, approximately 3.1 million shares of common stock remain available for repurchase under the program. There were no purchases of shares of common stock during the six months ended June 30, 2023 and 2022. Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of June 30, 2023, we can repurchase up to approximately $61 million of our common stock under Luxembourg law. Under the Amended Credit Agreement, we are not permitted to repurchase shares except for limited circumstances.
Ocwen Related Matters
During the six months ended June 30, 2023, Ocwen was our largest customer, accounting for 42% of our total revenue for the six months ended June 30, 2023 (40% of our revenue for the second quarter of 2023). Additionally, 7% of our revenue for the three and six months ended June 30, 2023 (6% of our revenue for the second quarter of 2023) was earned on the loan portfolios serviced by Ocwen, when a party other than Ocwen or the mortgage servicing rights (“MSRs”) owner selected Altisource as the service provider.
Ocwen has disclosed that it is subject to a number of ongoing regulatory examinations, consent orders, inquiries, subpoenas, civil investigative demands, requests for information and other actions and is subject to pending and threatened legal proceedings, some of which include claims against Ocwen for substantial monetary damages. Previous regulatory actions against Ocwen have subjected Ocwen to independent oversight of its operations and placed certain restrictions on its ability to acquire servicing rights or proceed with default-related actions on the loans it services. Existing or future similar matters could result in adverse regulatory or other actions against Ocwen. In addition to the above, Ocwen may become subject to future adverse regulatory or other actions.

Ocwen has disclosed that Rithm is a significant client of Ocwen’s. As of March 31, 2023, approximately 16% of loans serviced and subserviced by Ocwen (measured in unpaid principal balance) and approximately 68% of all delinquent loans that Ocwen services were related to Rithm MSRs or rights to MSRs.
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
If any of the following events occurred, Altisource’s revenue could be significantly reduced and our results of operations could be materially adversely affected, including from the possible impairment or write-off of goodwill, intangible assets, property and equipment, other assets and accounts receivable:
•Altisource loses Ocwen as a customer or there is a significant reduction in the volume of services they purchase from us
•Ocwen loses, sells or transfers a significant portion of its GSE or Federal Housing Administration servicing rights or subservicing arrangements or remaining other servicing rights or subservicing arrangements and Altisource fails to be retained as a service provider
•The contractual relationship between Ocwen and Rithm changes significantly, including Ocwen’s sub-servicing arrangement with Rithm expiring without renewal, and this change results in a change in our status as a provider of services related to the Subject MSRs
•Ocwen loses state servicing licenses in states with a significant number of loans in Ocwen’s servicing portfolio
•Ocwen is subject to stays, moratoriums, suspensions or other restrictions that limit or delay default-related actions on the loans it services
•The contractual relationship between Ocwen and Altisource changes significantly or there are significant changes to our pricing to Ocwen for services from which we generate material revenue
•Altisource otherwise fails to be retained as a service provider
The foregoing list is not intended to be exhaustive. Management cannot predict whether any of these events or other events will occur or the amount of any impact they may have on Altisource. We are seeking to diversify and grow our revenue and customer base and we have a sales and marketing strategy to support these efforts. Moreover, in the event one or more of these events materially negatively impact Altisource, we believe the variable nature of our cost structure would allow us to realign our cost structure to address some of the impact to revenue and that current liquidity would be sufficient to meet our working capital, capital expenditures, debt service and other cash needs. There can be no assurance that our plans will be successful or our operations will be profitable.
Factors Affecting Comparability
The following items impact the comparability of our results:
•Industrywide foreclosure initiations were 13% lower for the six months ended June 30, 2023 compared to the same period in 2022 (and 31% lower than the same pre-COVID-19 period in 2019)
•Industrywide foreclosure sales were 23% higher for the six months ended June 30, 2023 compared to the same period in 2022 (and 46% lower than the same pre-COVID-19 period in 2019)
•Temporary delay in certain California foreclosures during the three months ended June 30, 2023 negatively impacted revenue in the Servicer and Real Estate segment
•The interest rate on the Company’s senior secured term loans was 14.49% for the six months ended June 30, 2023 compared to 5.01% for the same period in 2022
•On February 14, 2023, Altisource Portfolio Solutions S.A. and its wholly-owned subsidiary, Altisource S.à r.l., entered into Amendment No. 2 to the Credit Agreement. In connection with Amendment No. 2, the Company paid $3.3 million to advisors and recorded these payments as other expense in the condensed consolidated statements of operations and comprehensive loss
•The Company recognized an income tax provision of $2.2 million and $2.4 million for the six months ended June 30,

2023 and 2022, respectively ($0.6 million and $1.5 million for the second quarter of 2023 and 2022, respectively). The income tax provision for the three and six months ended June 30, 2023 was driven primarily by income tax expense on transfer pricing income from India and the United States, reduction in deferred tax assets related to intangible assets, no tax benefit on the pretax loss from our Luxembourg operating company and uncertain tax positions

CONSOLIDATED RESULTS OF OPERATIONS
Summary Results
The following is a discussion of our consolidated results of operations for the periods indicated. For a more detailed discussion of the factors that affected the results of our business segments in these periods, see “Segment Results of Operations” below.
The following table sets forth information on our consolidated results of operations:

	Three months ended June 30,			Six months ended June 30,
(in thousands, except per share data)	2023	2022	% Increase (decrease)	2023	2022	% Increase (decrease)

Service revenue
Servicer and Real Estate	$24,918	$29,424	(15)	$54,679	$56,581	(3)
Origination	8,255	8,214	—	15,565	18,820	(17)
Total service revenue	33,173	37,638	(12)	70,244	75,401	(7)
Reimbursable expenses	2,049	2,609	(21)	4,359	4,201	4
Non-controlling interests	13	174	(93)	93	335	(72)
Total revenue	35,235	40,421	(13)	74,696	79,937	(7)
Cost of revenue	29,703	36,355	(18)	60,660	70,224	(14)
Gross profit	5,532	4,066	36	14,036	9,713	45
Selling, general and administrative expenses	12,341	14,525	(15)	24,435	28,499	(14)
Loss from operations	(6,809)	(10,459)	35	(10,399)	(18,786)	45
Other income (expense), net:
Interest expense	(9,904)	(3,534)	180	(16,664)	(7,090)	135
Change in fair value of warrant liability	(1,774)	—	N/M	(1,080)	—	N/M
Debt amendment costs	(101)	—	N/M	(3,343)	—	N/M
Other income (expense), net	390	193	102	1,950	933	109
Total other income (expense), net	(11,389)	(3,341)	241	(19,137)	(6,157)	211

Loss before income taxes and non-controlling interests	(18,198)	(13,800)	(32)	(29,536)	(24,943)	(18)
Income tax provision	(639)	(1,521)	(58)	(2,168)	(2,407)	(10)

Net loss	(18,837)	(15,321)	(23)	(31,704)	(27,350)	(16)
Net income attributable to non-controlling interests	(13)	(174)	93	(93)	(335)	72

Net loss attributable to Altisource	$(18,850)	$(15,495)	(22)	$(31,797)	$(27,685)	(15)

Margins:
Gross profit/service revenue	17%	11%		20%	13%
Loss from operations/service revenue	(21)%	(28)%		(15)%	(25)%

Loss per share:
Basic	$(0.90)	$(0.96)	6	$(1.62)	$(1.73)	6
Diluted	$(0.90)	$(0.96)	6	$(1.62)	$(1.73)	6

Weighted average shares outstanding:
Basic	20,840	16,083	30	19,648	16,020	23
Diluted	20,840	16,083	30	19,648	16,020	23
_____________________________________
N/M — not meaningful.

Revenue
We recognized service revenue of $70.2 million for the six months ended June 30, 2023, a 7% decrease compared to the six months ended June 30, 2022 ($33.2 million for the second quarter of 2023, a 12% decrease compared to the second quarter of 2022). The decline in service revenue for the six months ended June 30, 2023 is primarily driven by lower revenue in the Origination segment from the overall market decline in mortgage originations and lower revenue in the Servicer and Real Estate segment from the exit of a low margin customer care business in the fourth quarter 2022, the apparent decline in a customer’s propensity to order services in two of our lower margin default related businesses and unexpected temporary delays in certain California foreclosures.
We recognized reimbursable expense revenue of $4.4 million for the six months ended June 30, 2023, a 4% increase compared to the six months ended June 30, 2022 ($2.0 million for the second quarter of 2023, a 21% decrease compared to the second quarter of 2022). The increase in reimbursable expenses for the six months ended June 30, 2023 is primarily driven by an increase in property preservation, asset resolution and asset management activities. The decrease in reimbursable expenses for the three months ended June 30, 2023 is primarily driven by lower asset resolution and asset management activities.
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
Cost of revenue consists of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2023	2022	% Increase (decrease)	2023	2022	% Increase (decrease)

Outside fees and services	$14,057	$14,351	(2)	$29,151	$27,254	7
Compensation and benefits	9,281	13,825	(33)	18,982	27,346	(31)
Technology and telecommunications	3,865	4,956	(22)	7,262	10,188	(29)
Reimbursable expenses	2,049	2,609	(21)	4,359	4,201	4
Depreciation and amortization	451	614	(27)	906	1,235	(27)

Cost of revenue	$29,703	$36,355	(18)	$60,660	$70,224	(14)
We recognized cost of revenue of $60.7 million for the six months ended June 30, 2023, a 14% decrease compared to the six months ended June 30, 2022 ($29.7 million for the second quarter of 2023, a 18% decrease compared to the second quarter of 2022). Compensation and benefits for the three and six months ended June 30, 2023 decreased primarily due to cost savings measures taken in 2022 and early 2023. Technology and telecommunications for the three and six months ended June 30, 2023 decreased primarily due to the renegotiation of certain contracts and lower overall headcount. Outside fees and services for the six months ended June 30, 2023 increased primarily from growth of reseller products in the Origination segment and from higher Field Services revenue in the Solutions business of the Servicer and Real Estate segment. In addition, changes in reimbursable expenses for the three and six months ended June 30, 2023 are consistent with the changes in reimbursable expense revenue discussed in the revenue section above.
Gross profit increased to $14.0 million, representing 20% of service revenue, for the six months ended June 30, 2023 compared to $9.7 million, representing 13% of service revenue, for the six months ended June 30, 2022 (increased to $5.5 million, representing 17% of service revenue, for the second quarter of 2023, compared to $4.1 million, representing 11% of service revenue, for the second quarter of 2022). Gross profit as a percentage of service revenue for the three and six months ended June 30, 2023 increased compared to the three and six months ended June 30, 2022 primarily due to margin expansion in the Servicer and Real Estate segment from efficiency initiatives and lower corporate costs as a percentage of revenue. Gross profit as a percentage of service revenue for the three months ended June 30, 2023 also increased from margin expansion in the Origination segment from cost savings measures.

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
SG&A expenses consist of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2023	2022	% Increase (decrease)	2023	2022	% Increase (decrease)

Compensation and benefits	$5,376	$6,296	(15)	$11,406	$11,705	(3)
Professional services	2,275	3,099	(27)	3,846	5,848	(34)
Occupancy related costs	1,216	1,417	(14)	2,658	3,041	(13)
Amortization of intangible assets	1,280	1,284	—	2,560	2,568	—
Marketing costs	559	785	(29)	941	1,672	(44)
Depreciation and amortization	204	274	(26)	448	611	(27)
Other	1,431	1,370	4	2,576	3,054	(16)

Selling, general and administrative expenses	$12,341	$14,525	(15)	$24,435	$28,499	(14)
SG&A expenses for the six months ended June 30, 2023 of $24.4 million decreased by 14% compared to the six months ended June 30, 2022 ($12.3 million for the second quarter of 2023, a 15% decrease compared to the second quarter of 2022). The decrease for the three and six months ended June 30, 2022 was primarily driven by lower professional services, compensation and benefits, marketing costs and Other expenses. Professional services for the three and six months ended June 30, 2023 decreased primarily due to lower legal and litigation fees. Compensation and benefits and marketing costs for the three and six months ended June 30, 2023 decreased from efficiency and cost reduction measures.
Loss from Operations
Loss from operations for the six months ended June 30, 2023 was $(10.4) million, representing (15)% of service revenue, compared to $(18.8) million, representing (25)% of service revenue, for the six months ended June 30, 2022 (decreased to $(6.8) million, representing (21)% of service revenue, for the second quarter of 2023, compared to $(10.5) million representing (28)% of service revenue for the second quarter of 2022). Loss from operations as a percentage of service revenue improved for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, primarily as a result of higher gross profit margins and, for the six months ended June 30, 2022, the percentage reduction in SG&A expenses in excess of the percentage change in revenue.
Other Income (Expense), net
Other income (expense), net principally includes interest expense and other non-operating gains and losses.
Other income (expense), net was $(19.1) million for the six months ended June 30, 2023 compared to $(6.2) million for the six months ended June 30, 2022 ($(11.4) million for the second quarter of 2023 and $(3.3) million for the second quarter of 2022). The change for the six months ended June 30, 2023 was primarily driven by an increase of $9.6 million in interest expense driven by higher interest rates on our SSTL and higher amortization of debt discount and debt issuance and amendment costs, $3.3 million of debt amendment costs in the six months ended June 30, 2023 and $1.1 million higher change in fair value of warrant liability, partially offset by higher interest and other income.
Income Tax Provision
We recognized an income tax provision of $2.2 million and $2.4 million for the six months ended June 30, 2023 and 2022, respectively ($0.6 million and $1.5 million for the second quarter of 2023 and 2022, respectively). The income tax provision was driven primarily by income tax expense on transfer pricing income from India and the United States, reduction in deferred tax assets related to intangible assets, no tax benefit on the pretax loss from our Luxembourg operating company and uncertain tax positions.

SEGMENT RESULTS OF OPERATIONS
The following section provides a discussion of pretax results of operations of our business segments. Transactions between segments are accounted for as third party arrangements for purposes of presenting segment results of operations.
Financial information for our segments was as follows:

	Three months ended June 30, 2023
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$24,918	$8,255	$—	$33,173
Reimbursable expenses	1,930	119	—	2,049
Non-controlling interests	—	13	—	13
	26,848	8,387	—	35,235
Cost of revenue	18,038	8,018	3,647	29,703
Gross profit (loss)	8,810	369	(3,647)	5,532
Selling, general and administrative expenses	2,638	2,350	7,353	12,341
Income (loss) from operations	6,172	(1,981)	(11,000)	(6,809)
Total other income (expense), net	—	—	(11,389)	(11,389)

Income (loss) before income taxes and non-controlling interests	$6,172	$(1,981)	$(22,389)	$(18,198)

Margins:
Gross profit (loss) / service revenue	35%	4%	N/M	17%
Income (loss) from operations / service revenue	25%	(24)%	N/M	(21)%
_____________________________________
N/M — not meaningful.

	Three months ended June 30, 2022
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$29,424	$8,214	$—	$37,638
Reimbursable expenses	2,523	86	—	2,609
Non-controlling interests	—	174	—	174
	31,947	8,474	—	40,421
Cost of revenue	22,413	9,245	4,697	36,355
Gross profit (loss)	9,534	(771)	(4,697)	4,066
Selling, general and administrative expenses	3,237	2,220	9,068	14,525
Income (loss) from operations	6,297	(2,991)	(13,765)	(10,459)
Total other income (expense), net	—	—	(3,341)	(3,341)

Income (loss) before income taxes and non-controlling interests	$6,297	$(2,991)	$(17,106)	$(13,800)

Margins:
Gross profit (loss) / service revenue	32%	(9)%	N/M	11%
Income (loss) from operations / service revenue	21%	(36)%	N/M	(28)%
_____________________________________
N/M — not meaningful.

	Six months ended June 30, 2023
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$54,679	$15,565	$—	$70,244
Reimbursable expenses	4,114	245	—	4,359
Non-controlling interests	—	93	—	93
	58,793	15,903	—	74,696
Cost of revenue	37,763	15,472	7,425	60,660
Gross profit (loss)	21,030	431	(7,425)	14,036
Selling, general and administrative expenses	4,939	4,076	15,420	24,435
Income (loss) from operations	16,091	(3,645)	(22,845)	(10,399)
Total other income (expense), net	—	—	(19,137)	(19,137)

Income (loss) before income taxes and non-controlling interests	$16,091	$(3,645)	$(41,982)	$(29,536)

Margins:
Gross profit (loss) / service revenue	38%	3%	N/M	20%
Income (loss) from operations / service revenue	29%	(23)%	N/M	(15)%
_____________________________________
N/M — not meaningful.

	Six months ended June 30, 2022
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$56,581	$18,820	$—	$75,401
Reimbursable expenses	3,902	299	—	4,201
Non-controlling interests	—	335	—	335
	60,483	19,454	—	79,937
Cost of revenue	42,153	18,552	9,519	70,224
Gross profit (loss)	18,330	902	(9,519)	9,713
Selling, general and administrative expenses	6,296	4,340	17,863	28,499
Income (loss) from operations	12,034	(3,438)	(27,382)	(18,786)
Total other income (expense), net	—	—	(6,157)	(6,157)

Income (loss) before income taxes and non-controlling interests	$12,034	$(3,438)	$(33,539)	$(24,943)

Margins:
Gross profit (loss) / service revenue	32%	5%	N/M	13%
Income (loss) from operations / service revenue	21%	(18)%	N/M	(25)%
_____________________________________
N/M — not meaningful.

Servicer and Real Estate
Revenue
Revenue by line of business was as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2023	2022	% Increase (decrease)	2023	2022	% Increase (decrease)

Service revenue:
Solutions	$15,142	$18,454	(18)	$33,676	$34,760	(3)
Marketplace	7,142	8,196	(13)	14,854	16,287	(9)
Technology and SaaS Products	2,634	2,774	(5)	6,149	5,534	11
Total service revenue	24,918	29,424	(15)	54,679	56,581	(3)

Reimbursable expenses:
Solutions	823	933	(12)	1,827	1,501	22
Marketplace	1,107	1,590	(30)	2,287	2,401	(5)
Total reimbursable expenses	1,930	2,523	(24)	4,114	3,902	5

Total revenue	$26,848	$31,947	(16)	$58,793	$60,483	(3)
We recognized service revenue of $54.7 million for the six months ended June 30, 2023, a 3% decrease compared to the six months ended June 30, 2022 ($24.9 million for the second quarter of 2023, a 15% decrease compared to the second quarter of 2022). We also recognized reimbursable expense revenue of $4.1 million for the six months ended June 30, 2023, a 5% increase compared to the six months ended June 30, 2022 ($1.9 million for the second quarter of 2023, a 24% decrease compared to the second quarter of 2022). The decrease in service revenue in the Servicer and Real Estate segment for the three and six months ended June 30, 2023 was driven by the exit of a low margin customer care business in the fourth quarter 2022, the apparent decline in a customer’s propensity to order services in two of our lower margin default related businesses and unexpected temporary delays in certain California foreclosures.
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
Cost of Revenue and Gross Profit
Cost of revenue consisted of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2023	2022	% Increase (decrease)	2023	2022	% Increase (decrease)

Outside fees and services	$8,092	$10,210	(21)	$18,347	$18,834	(3)
Compensation and benefits	5,760	7,167	(20)	11,479	14,265	(20)
Reimbursable expenses	1,930	2,523	(24)	4,114	3,902	5
Technology and telecommunications	2,042	2,273	(10)	3,393	4,664	(27)
Depreciation and amortization	214	240	(11)	430	488	(12)

Cost of revenue	$18,038	$22,413	(20)	$37,763	$42,153	(10)
Cost of revenue for the six months ended June 30, 2023 of $37.8 million decreased by 10% compared to the six months ended June 30, 2022 ($18.0 million for the second quarter of 2023, a 20% decrease compared to the second quarter of 2022). The decrease in cost of revenue for the three and six months ended June 30, 2023 is primarily driven by lower compensation and benefits primarily due to cost savings initiatives and lower technology and telecommunications due to a change in the terms of a vendor agreement for property management technologies and other cost savings initiatives. The decrease in cost of revenue for the three months ended June 30, 2023 is also driven by a decrease in outside fees and services from lower revenue.

Gross profit increased to $21.0 million, representing 38% of service revenue, for the six months ended June 30, 2023 compared to $18.3 million, representing 32% of service revenue, for the six months ended June 30, 2022 (decreased to $8.8 million, representing 35% of service revenue, for the second quarter of 2023, compared to $9.5 million, representing 32% of service revenue, for the second quarter of 2023. Gross profit as a percentage of service revenue for the three and six months ended June 30, 2023 increased primarily due to efficiency initiatives and cost savings measures. Our margins can vary substantially depending upon the service revenue mix.
Selling, General and Administrative Expenses
SG&A expenses consisted of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2023	2022	% Increase (decrease)	2023	2022	% Increase (decrease)

Amortization of intangible assets	$740	$744	(1)	$1,480	$1,488	(1)
Compensation and benefits	680	744	(9)	1,322	1,397	(5)
Professional services	365	923	(60)	646	1,482	(56)
Marketing costs	375	455	(18)	674	812	(17)
Occupancy related costs	183	217	(16)	357	528	(32)
Depreciation and amortization	—	3	(100)	1	6	(83)
Other	295	151	95	459	583	(21)

Selling, general and administrative expenses	$2,638	$3,237	(19)	$4,939	$6,296	(22)
SG&A for the six months ended June 30, 2023 of $4.9 million decreased by 22% compared to the six months ended June 30, 2022 ($2.6 million for the second quarter of 2023, a 19% decrease compared to the second quarter of 2022). The decrease in SG&A for the six months ended June 30, 2023 is primarily due to lower professional services driven by certain non-recurring expenses incurred in the first quarter of 2022 and lower occupancy related costs relating to cost savings initiatives. The decrease in SG&A for the three months ended June 30, 2023 is primarily due to lower professional services driven by lower litigation related expenses.
Income from Operations
Income from operations increased to $16.1 million, representing 29% of service revenue, for the six months ended June 30, 2023 compared to $12.0 million, representing 21% of service revenue, for the six months ended June 30, 2022 (decreased to $6.2 million, representing 25% of service revenue, for the second quarter of 2023, compared to $6.3 million, representing 21% of service revenue for the second quarter of 2022). The increase in operating income as a percentage of service revenue for the three and six months ended June 30, 2023 is primarily the result of higher gross profit margins.

Origination
Revenue
Revenue by business unit was as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2023	2022	% Increase (decrease)	2023	2022	% Increase (decrease)

Service revenue:
Lenders One	$6,620	$5,067	31	$12,244	$10,741	14
Solutions	1,466	2,967	(51)	2,976	7,713	(61)
Technology and SaaS Products	169	180	(6)	345	366	(6)
Total service revenue	8,255	8,214	—	15,565	18,820	(17)

Reimbursable expenses:
Solutions	119	86	38	245	299	(18)
Total reimbursable expenses	119	86	38	245	299	(18)

Non-controlling interests	13	174	(93)	93	335	(72)

Total revenue	$8,387	$8,474	(1)	$15,903	$19,454	(18)
We recognized service revenue of $15.6 million for the six months ended June 30, 2023, a 17% decrease compared to the six months ended June 30, 2022 ($8.3 million for the second quarter of 2023, a less than 1% increase compared to the second quarter of 2022). We also recognized reimbursable expense revenue of $0.2 million for the six months ended June 30, 2023, a 18% decrease compared to the six months ended June 30, 2022 ($0.1 million for the second quarter of 2023, a 38% decrease compared to the second quarter of 2022). The decrease in service revenue in the Origination segment for the six months ended June 30, 2023 is primarily driven by the overall market decline in mortgage originations. The decline in the Solutions business revenue was greater than the overall market decline as a greater percentage of revenue in some of our Solutions businesses was derived from refinance transactions which declined at a greater rate than the overall market. The decline in our Solutions businesses was partially offset by an increase in Lenders One revenue driven by growth with our newer reseller products. The increase in service revenue in the Origination segment for the three months ended June 30, 2023 is primarily driven by an increase in Lenders One revenue driven by growth with our newer reseller products partially offset by a decline in the Solutions businesses driven by the overall market decline in mortgage originations.
Cost of Revenue and Gross Profit
Cost of revenue consisted of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2023	2022	% Increase (decrease)	2023	2022	% Increase (decrease)

Outside fees and services	$5,965	$4,141	44	$10,804	$8,420	28
Compensation and benefits	1,666	4,521	(63)	3,814	8,826	(57)
Technology and telecommunications	258	487	(47)	590	988	(40)
Reimbursable expenses	119	86	38	245	299	(18)
Depreciation and amortization	10	10	—	19	19	—

Cost of revenue	$8,018	$9,245	(13)	$15,472	$18,552	(17)
Cost of revenue for the six months ended June 30, 2023 of $15.5 million decreased by 17% compared to the six months ended June 30, 2022 ($8.0 million for the second quarter of 2023, a 13% decrease compared to the second quarter of 2022). The decrease in cost of revenue for the six months ended June 30, 2023 was primarily driven by the alignment of compensation and benefits with lower service revenue discussed above, partially offset by an increase in outside fees and services from growth in sales of certain Lenders One reseller solutions.

Gross profit decreased to $0.4 million, representing 3% of service revenue, for the six months ended June 30, 2023 compared to $0.9 million, representing 5% of service revenue, for the six months ended June 30, 2022 (decreased to $0.4 million, representing 4% of service revenue, for the second quarter of 2023, compared to $(0.8) million, representing (9)% of service revenue for the second quarter of 2022). Gross profit as a percentage of service revenue for the six months ended June 30, 2022 decreased primarily as costs did not decline at the same rate that revenue declined.
Selling, General and Administrative Expenses
SG&A expenses consisted of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2023	2022	% Increase (decrease)	2023	2022	% Increase (decrease)

Compensation and benefits	$579	$544	6	$1,244	$947	31
Amortization of intangible assets	540	540	—	1,080	1,080	—
Professional services	500	254	97	681	476	43
Marketing costs	184	320	(43)	278	850	(67)
Occupancy related costs	64	167	(62)	142	350	(59)
Other	483	395	22	651	637	2

Selling, general and administrative expenses	$2,350	$2,220	6	$4,076	$4,340	(6)
SG&A for the six months ended June 30, 2023 of $4.1 million decreased by 6% compared to the six months ended June 30, 2022 ($2.4 million for the second quarter of 2023, increased by 6% compared to the second quarter of 2022). The decrease in SG&A for the six months ended June 30, 2023 is primarily due to lower marketing costs from efficiency measures and lower occupancy related costs partially offset by non-recurring professional services expenses for the first six months of 2023 of $0.4 million. The decrease for the six months ended June 30, 2023 was partially offset by an increase in the number of sales employees.
Loss from Operations
Loss from operations increased to $(3.6) million, representing (23)% of service revenue, for the six months ended June 30, 2023 compared to $(3.4) million, representing (18)% of service revenue, for the six months ended June 30, 2022 (decreased to $(2.0) million, representing (24)% of service revenue for the second quarter of 2023, compared to $(3.0) million, representing (36)% of service revenue for the second quarter of 2022). The increase in operating loss as a percentage of service revenue for the six months ended June 30, 2023 is primarily the result of lower gross profit margins, as discussed above, and the percentage reduction in SG&A expenses was lower than the percentage change in revenue.
Corporate and Others
Cost of Revenue
Cost of revenue consisted of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2023	2022	% Increase (decrease)	2023	2022	% Increase (decrease)

Compensation and benefits	$1,855	$2,137	(13)	$3,689	$4,255	(13)
Technology and telecommunications	1,565	2,196	(29)	3,279	4,536	(28)
Depreciation and amortization	227	364	(38)	457	728	(37)

Cost of revenue	$3,647	$4,697	(22)	$7,425	$9,519	(22)
Cost of revenue for the six months ended June 30, 2023 of $7.4 million decreased by 22% compared to the six months ended June 30, 2022 ($3.6 million for the second quarter of 2023, a 22% decrease compared to the second quarter of 2022). The decrease in cost of revenue for the three and six months ended June 30, 2023 is primarily driven by lower compensation and benefits and technology and telecommunications due to cost savings initiatives.

Selling, General and Administrative Expenses
SG&A in Corporate and Others include costs related to the corporate functions including executive, finance, technology, law, compliance, human resources, vendor management, facilities, risk management and eliminations between reportable segments.
SG&A expenses consisted of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2023	2022	% Increase (decrease)	2023	2022	% Increase (decrease)

Compensation and benefits	$4,117	$5,008	(18)	$8,840	$9,361	(6)
Professional services	1,410	1,922	(27)	2,519	3,890	(35)
Occupancy related costs	969	1,033	(6)	2,159	2,163	—
Depreciation and amortization	204	271	(25)	447	605	(26)
Marketing costs	—	10	(100)	(11)	10	(210)
Other	653	824	(21)	1,466	1,834	(20)

Selling, general and administrative expenses	$7,353	$9,068	(19)	$15,420	$17,863	(14)
SG&A for the six months ended June 30, 2023 of $15.4 million decreased by 14% compared to the six months ended June 30, 2022 ($7.4 million for the second quarter of 2023, a 19% decrease compared to second quarter of 2022). The decrease for the three and six months ended June 30, 2023 is primarily driven by lower professional services, compensation and benefits and Other expenses. Professional services for the three and six months ended June 30, 2023 decreased due to lower insurance, legal and audit related expenses. The decreases for the three and six months ended June 30, 2023 in compensation and benefits was driven by lower cash incentive compensation accruals.
Other Income (Expense), net
Other income (expense), net principally includes interest expense and other non-operating gains and losses.
Other income (expense), net was $(19.1) million for the six months ended June 30, 2023 compared to $(6.2) million for the six months ended June 30, 2022 ($(11.4) million for the second quarter of 2023 and $(3.3) million for the second quarter of 2022). The change for the six months ended June 30, 2023 was primarily driven by an increase of $9.6 million in interest expense driven by higher interest rates on our SSTL and higher amortization of debt discount and debt issuance and amendment costs, and $3.3 million of debt amendment costs in the six months ended June 30, 2023 and $1.1 million higher change in fair value of warrant liability, partially offset by higher interest and other income.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary source of liquidity has historically been cash flow from operations, cash proceeds from sales of businesses and cash on hand. However, due to governmental and market responses to the COVID-19 pandemic, revenue has declined significantly. The lower revenue, partially offset by cost savings initiatives, resulted in negative operating cash flow from operations for the six months ended June 30, 2023 and 2022. We believe our anticipated revenue growth from the return of the default market, on-boarding sales wins, and revenue mix together with our reduced cost structure, should help reduce negative operating cash flow. We seek to deploy cash generated in a disciplined manner. Principally, we intend to use cash to develop and grow complementary services and businesses that we believe will generate attractive margins in line with our core capabilities and strategy and fund negative operating cash flow. We also use cash for repayments of our long-term debt and capital investments. In addition, from time to time we consider and evaluate business acquisitions, dispositions, closures or other similar actions that are aligned with our strategy.

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
Through March 29, 2023, the SSTL’s interest rate was the Adjusted Eurodollar Rate plus 4.00%. Beginning March 30, 2023, the SSTL bears interest at rates based upon, at our option, the Secured Overnight Financing Rate (“SOFR”) or the Base Rate. If the Company selects SOFR, the term loans initially bear interest at a rate per annum equal to SOFR plus 5.00% payable in cash plus 5.00% payable in kind (“PIK”). If the Company selects Base Rate, the loans initially bear interest at a rate per annum equal to the Base Rate plus 4.00% payable in cash plus 5.00% PIK. Base Rate term loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Base Rate and (y) 2.00% plus (ii) 4.00%. The PIK component of the interest rate is subject to adjustment based on the amount of Aggregate Paydowns as set forth in the table below. Based on Aggregate Paydowns of $20 million through June 30, 2023, the PIK component of the interest rate was 4.50%. The interest rate as of June 30, 2023 was 14.49%.

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
As of June 30, 2023, the outstanding principal balance of the SSTL was $229.8 million.
Revolver
On June 22, 2021 Altisource S.à r.l, a subsidiary of Altisource Portfolio Solutions S.A., entered into a revolving credit facility with a related party, STS Master Fund, Ltd. (“STS”) (the “Revolver”). STS is an investment fund managed by Deer Park. Deer Park owns approximately 20% of Altisource’s common stock as of June 30, 2023 and owns Altisource debt as a lender under the Amended Credit Agreement. Deer Park’s Chief Investment Officer and managing partner was a member of Altisource’s Board of Directors until his resignation on March 1, 2022. The replacement director appointed by the Board of Directors is a current employee of Deer Park.
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
As of June 30, 2023, there was no outstanding debt under the Amended Revolver.
Cash Flows
The following table presents our cash flows for the six months ended June 30:

(in thousands)	2023	2022	% Increase (decrease)

Net cash used in operating activities	$(10,940)	$(25,784)	58
Net cash used in investing activities	—	(288)	100
Net cash used in financing activities	(5,090)	(1,773)	(187)
Net decrease in cash, cash equivalents and restricted cash	(16,030)	(27,845)	(42)
Cash, cash equivalents and restricted cash at the beginning of the period	54,273	102,149	(47)

Cash, cash equivalents and restricted cash at the end of the period	$38,243	$74,304	(49)

Cash Flows from Operating Activities
Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net loss. For the six months ended June 30, 2023, net cash used in operating activities was $(10.9) million compared to net cash used in operating activities of $(25.8) million for the six months ended June 30, 2022. During the six months ended June 30, 2023, the decrease in cash used in operating activities was driven by a $13.9 million improvement in cash provided by (used for) working capital and a $4.8 million increase in non-cash interest expense (amortization of debt discount and amortization of debt issuance and amendment costs), partially offset by a $4.4 million increase in net loss and a $4.8 million decrease in non-cash depreciation, amortization of intangibles, stock based compensation expenses and deferred income tax expenses. The increase in net loss was primarily due to higher interest expense driven by higher interest rates on our SSTL, debt amendment costs and lower gross profit in the Origination segment from lower revenue, partially offset by lower corporate costs and higher gross profit in the Servicer and Real Estate segment from our cash cost savings measures and lower SG&A expenses. The improvement in cash provided by (used for) changes in working capital was primarily driven by the $4.5 million net collection of taxes receivable for the six months ended June 30, 2023 compared to a net payment of taxes of $3.5 million for the six months ended June 30, 2022, a $2.0 million return of surety bonds, and no cash bonuses paid in the six months ended June 30, 2023. Non-cash interest expense increased as a result of the February 2023 Amended Credit Agreement. Operating cash flows can be negatively impacted because of the nature of some of our services and the mix of services provided. Certain services are performed immediately following or shortly after the referral, but the collection of the receivable does not occur until a specific event occurs (e.g., the foreclosure is complete, the REO asset is sold, etc.). Furthermore, lower margin services generate lower income and cash flows from operations. Consequently, our cash flows from operations may be negatively impacted when comparing one period to another.
Cash Flows from Investing Activities
Cash flows from investing activities for the six months ended June 30, 2022 consisted of additions to premises and equipment and proceeds from the sale of a business. Net cash used in investing activities was $(0.3) million for the six months ended June 30, 2022 (no comparable amount for the six months ended June 30, 2023). We used $(0.6) million for the six months ended June 30, 2022 (no comparable amount for the six month ended June 30, 2023), for additions to premises and equipment primarily related to investments in the development of certain software applications and facility improvements.
Cash Flows from Financing Activities
Net cash used in financing activities were $(5.1) million and $(1.8) million for the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023, we received proceeds from the issuance of common stock, net of issuance costs of $20.5 million and used $(20.0) million of the proceeds for repayment of debt. Also during the six months ended June 30, 2023, we paid $(4.9) million to lenders or others on behalf of the lenders related to the debt amendment. During the six months ended June 30, 2023 and 2022, we made payments of $(0.5) million and $(1.0) million, respectively, to satisfy employee tax withholding obligations on the issuance of restricted share units and restricted shares. These payments were made to tax authorities, at the employees’ direction, to satisfy the employees’ tax obligations rather than issuing a portion of vested restricted share units and restricted shares to employees. In addition, during the six months ended June 30, 2023 and 2022, we distributed $(0.2) million and $(0.8) million, respectively, to non-controlling interests.

Future Uses of Cash
Our significant future liquidity obligations primarily pertain to the maturity of the Amended Credit Agreement, interest expense under the Amended Credit Agreement (see Liquidity section above), distributions to Lenders One members and operating lease payments on certain of our premises and equipment.
Significant future uses of cash include the following:

		Payments Due by Period
(in thousands)	Total	2023	2024-2025	2026-2027

Senior secured term loans (1)	$249,409	$—	$249,409	$—
Interest expense payments (2)	44,279	11,799	32,480	—
Lease payments	5,166	1,198	3,291	677

Total	$298,854	$12,997	$285,180	$677

______________________________________
(1)    The outstanding balance of our SSTL as of June 30, 2023 is $229.8 million and is due on April 30, 2025. The maturity date of the SSTL may be extended to April 30, 2026 at the Company’s option if Aggregate Paydowns made prior to February 14, 2024 total $30 million or more and subject to certain other conditions. In the first quarter of 2023, the Company made $20 million of payments toward the determination of Aggregate Paydowns. The table herein reflects a maturity of April 2025 as the Company has not made Aggregate Paydowns of $30 million or more at the time of this filing. The increase in outstanding balance is from the PIK component of our interest expense and is assumed to be paid in kind.
(2)    Estimated future interest payments based on the SOFR interest rate as of June 30, 2023 and the April 30, 2025 maturity date. Based on the April 30, 2025 maturity date, no interest expense has been included beyond April 30, 2025.
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
We hold customers’ assets in escrow accounts at various financial institutions pending completion of certain real estate activities. These amounts are held in escrow accounts for limited periods of time and are not included in the condensed consolidated balance sheets. Amounts held in escrow accounts were $19.2 million and $13.2 million as of June 30, 2023 and December 31, 2022, respectively.
Contractual Obligations, Commitments and Contingencies
For the six months ended June 30, 2023, there were no significant changes to our contractual obligations from those identified in our Form 10-K for the fiscal year ended December 31, 2022 and this Form 10-Q, other than those that occur in the normal course of business. See Note 21 to the condensed consolidated financial statements.
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
Our critical accounting policies are described in the MD&A section of our Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023. There have been no material changes to our critical accounting policies during the six months ended June 30, 2023.

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
Based on the principal amount outstanding and SOFR as of June 30, 2023, a one percentage point increase in SOFR above the minimum floor would increase our annual interest expense by approximately $2.3 million. There would be a $2.3 million decrease in our annual interest expense if there was a one percentage point decrease in SOFR.
Currency Exchange Risk
We are exposed to currency risk from potential changes in currency values of our non-United States dollar denominated expenses, assets, liabilities and cash flows. Our most significant currency exposure relates to the Indian rupee. Based on expenses incurred in Indian rupees for the second quarter of 2023, a one percentage point increase or decrease in value of the Indian rupee in relation to the United States dollar would increase or decrease our annual expenses by approximately $0.2 million.
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
As of June 30, 2023, an evaluation was conducted under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of June 30, 2023.
b)    Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Regulatory Matters
Periodically, we are subject to audits, examinations and investigations by governmental authorities and receive subpoenas, civil investigative demands or other requests for information from such governmental authorities in connection with their regulatory or investigative authority. We are currently responding to such inquiries from governmental authorities relating to certain aspects of our business. We believe it is premature to predict the potential outcome or to estimate any potential financial impact in connection with these inquiries.
Item 1A. Risk Factors
As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases of shares of common stock during the three months ended June 30, 2023. On May 16, 2023, our shareholders approved the renewal and amendment of the share repurchase program previously approved by the shareholders on May 15, 2018. Under the program, we are authorized to purchase up to 3.1 million shares of our common stock in the open market, subject to certain parameters, for a period of five years from the date of approval. As of June 30, 2023, the maximum number of shares that may be purchased under the repurchase program is 3.1 million shares of the Company’s common stock. In addition to the share repurchase program, during the three months ended June 30, 2023, 83,939 common shares were withheld from employees to satisfy tax withholding obligations that arose from the vesting of restricted shares.
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
During the six months ended June 30, 2023, the Company made payments toward the determination of Aggregate Paydowns of 20.0 million. As a result, the number of Warrant Shares as of June 30, 2023 is 2,578,743.

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

101 *
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2023 is formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2023 and 2022; (iii) Condensed Consolidated Statements of Equity for the six months ended June 30, 2023 and 2022; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022; and (v) Notes to Condensed Consolidated Financial Statements.

104 *	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

______________________________________
*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
(Registrant)

Date:	July 27, 2023	By:	/s/ Michelle D. Esterman
Michelle D. Esterman
Chief Financial Officer
(On behalf of the Registrant and as its Principal Financial Officer and Principal Accounting Officer)