Form 10-Q
period 2023-09-30
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
filed 2023-10-26
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of October 20, 2023, there were 26,492,632 outstanding shares of the registrant’s common stock (excluding 3,470,116 shares held as treasury stock).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	September 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$36,640	$51,025
Accounts receivable, net of allowance for doubtful accounts of $3,379 and $4,363, respectively	12,981	12,989
Prepaid expenses and other current assets	11,217	23,544
Total current assets	60,838	87,558

Premises and equipment, net	2,168	4,222
Right-of-use assets under operating leases	3,628	5,321
Goodwill	55,960	55,960
Intangible assets, net	27,818	31,730
Deferred tax assets, net	4,982	5,048
Other assets	7,242	5,429

Total assets	$162,636	$195,268

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$31,032	$33,507
Deferred revenue	3,303	3,711
Other current liabilities	2,299	2,867
Total current liabilities	36,634	40,085

Long-term debt	211,980	245,493
Deferred tax liabilities, net	8,724	9,028
Other non-current liabilities	18,232	19,536

Commitments, contingencies and regulatory matters (Note 21)

Equity (deficit):
Common stock ($1.00 par value; 100,000 shares authorized, 29,963 issued and 26,482 outstanding as of September 30, 2023; 16,129 outstanding as of December 31, 2022)	29,963	25,413
Additional paid-in capital	176,128	149,348
Retained earnings	(166,125)	118,948
Treasury stock, at cost (3,481 shares as of September 30, 2023 and 9,284 shares as of December 31, 2022)	(153,561)	(413,358)
Altisource deficit	(113,595)	(119,649)

Non-controlling interests	661	775
Total deficit	(112,934)	(118,874)

Total liabilities and deficit	$162,636	$195,268
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Revenue	$36,213	$38,380	$110,909	$118,317
Cost of revenue	29,024	34,387	89,684	104,611

Gross profit	7,189	3,993	21,225	13,706

Selling, general and administrative expenses	10,734	14,556	35,169	43,055

Loss from operations	(3,545)	(10,563)	(13,944)	(29,349)
Other income (expense), net:
Interest expense	(9,890)	(4,349)	(26,554)	(11,439)
Change in fair value of warrant liability	2,225	—	1,145	—
Debt amendment costs	(59)	—	(3,402)	—
Other income (expense), net	407	459	2,357	1,392
Total other income (expense), net	(7,317)	(3,890)	(26,454)	(10,047)

Loss before income taxes and non-controlling interests	(10,862)	(14,453)	(40,398)	(39,396)
Income tax (provision) benefit	(418)	197	(2,586)	(2,210)

Net loss	(11,280)	(14,256)	(42,984)	(41,606)
Net income attributable to non-controlling interests	(62)	(133)	(155)	(468)

Net loss attributable to Altisource	$(11,342)	$(14,389)	$(43,139)	$(42,074)

Loss per share:
Basic	$(0.51)	$(0.89)	$(2.10)	$(2.62)
Diluted	$(0.51)	$(0.89)	$(2.10)	$(2.62)

Weighted average shares outstanding:
Basic	22,181	16,087	20,538	16,051
Diluted	22,181	16,087	20,538	16,051

Comprehensive loss:
Comprehensive loss, net of tax	$(11,280)	$(14,256)	$(42,984)	$(41,606)
Comprehensive income attributable to non-controlling interests	(62)	(133)	(155)	(468)

Comprehensive loss attributable to Altisource	$(11,342)	$(14,389)	$(43,139)	$(42,074)
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Statements of Equity (Deficit)
(in thousands)

	Altisource Equity (Deficit)
	Common stock		Additional paid-in capital	Retained earnings	Treasury stock, at cost	Non-controlling interests	Total
	Shares

Balance, December 31, 2021	25,413	$25,413	$144,298	$186,592	$(426,445)	$1,272	$(68,870)

Net loss	—	—	—	(12,190)	—	161	(12,029)
Distributions to non-controlling interest holders	—	—	—	—	—	(264)	(264)
Share-based compensation expense	—	—	1,290	—	—	—	1,290
Issuance of restricted share units and restricted shares	—	—	—	(6,560)	6,560	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(4,046)	3,032	—	(1,014)

Balance, March 31, 2022	25,413	$25,413	$145,588	$163,796	$(416,853)	$1,169	$(80,887)

Net loss	—	—	—	(15,495)	—	174	(15,321)
Distributions to non-controlling interest holders	—	—	—	—	—	(486)	(486)
Share-based compensation expense	—	—	1,289	—	—	—	1,289
Issuance of restricted share units and restricted shares	—	—	—	(2,384)	2,384	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(38)	29	—	(9)

Balance, June 30, 2022	25,413	$25,413	$146,877	$145,879	$(414,440)	$857	$(95,414)

Net loss	—	—	—	(14,389)	—	133	(14,256)
Distribution to non-controlling interest holders	—	—	—	—	—	(142)	(142)
Share-based compensation expense	—	—	1,320	—	—	—	1,320
Issuance of restricted share units and restricted shares	—	—	—	(260)	260	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(106)	78	—	(28)

Balance, September 30, 2022	25,413	$25,413	$148,197	$131,124	$(414,102)	$848	$(108,520)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Statements of Equity (Deficit)
(in thousands)

	Altisource Equity (Deficit)
	Common stock		Additional paid-in capital	Retained earnings	Treasury stock, at cost	Non-controlling interests	Total
	Shares

Balance, December 31, 2022	25,413	$25,413	$149,348	$118,948	$(413,358)	$775	$(118,874)

Net loss	—	—	—	(12,947)	—	80	(12,867)
Distributions to non-controlling interest holders	—	—	—	—	—	(102)	(102)
Share-based compensation expense	—	—	1,445	—	—	—	1,445
Issuance of restricted share units and restricted shares	—	—	—	(6,058)	6,058	—	—
Issuance of common stock, net of issuance costs	4,550	4,550	15,911	—	—	—	20,461
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(3,700)	3,240	—	(460)

Balance, March 31, 2023	29,963	$29,963	$166,704	$96,243	$(404,060)	$753	$(110,397)

Net loss	—	—	—	(18,850)	—	13	(18,837)
Distributions to non-controlling interest holders	—	—	—	—	—	(100)	(100)
Share-based compensation expense	—	—	1,242	—	—	—	1,242
Issuance of restricted share units and restricted shares	—	—	—	(2,259)	2,259	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(30)	27	—	(3)

Balance, June 30, 2023	29,963	$29,963	$167,946	$75,104	$(401,774)	$666	$(128,095)

Net loss	—	—	—	(11,342)	—	62	(11,280)
Distributions to non-controlling interest holders	—	—	—	—	—	(67)	(67)
Reclassification of warrant liability to equity	—	—	6,951	—	—	—	6,951
Share-based compensation expense	—	—	1,231	—	—	—	1,231
Sale of treasury stock, net of transaction costs	—	—	—	(228,269)	246,643	—	18,374
Issuance of restricted share units and restricted shares	—	—	—	(1,153)	1,153	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(465)	417	—	(48)

Balance, September 30, 2023	29,963	$29,963	$176,128	$(166,125)	$(153,561)	$661	$(112,934)
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(42,984)	$(41,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,933	2,700
Amortization of right-of-use assets under operating leases	1,351	2,254
Amortization of intangible assets	3,912	3,849
PIK accrual	4,777	—
Share-based compensation expense	3,918	3,899
Bad debt expense	319	578
Amortization of debt discount	2,846	495
Amortization of debt issuance costs	1,846	712
Deferred income taxes	(224)	(329)
Loss on disposal of fixed assets	121	1
Change in fair value of warrant liability	(1,145)	—
Changes in operating assets and liabilities:
Accounts receivable	(311)	3,095
Prepaid expenses and other current assets	12,350	160
Other assets	(1,891)	363
Accounts payable and accrued expenses	(2,475)	(5,014)
Current and non-current operating lease liabilities	(1,351)	(2,444)
Other current and non-current liabilities	(587)	(1,006)
Net cash used in operating activities	(17,595)	(32,293)

Cash flows from investing activities:
Additions to premises and equipment	—	(863)
Proceeds from the sale of business	—	346
Net cash used in investing activities	—	(517)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	20,461	—
Proceeds from sale of treasury stock, net of transaction costs	18,374	—
Debt issuance and amendment costs	(4,886)	—
Repayments of long-term debt	(30,000)	—
Distributions to non-controlling interests	(269)	(892)
Payments of tax withholding on issuance of restricted share units and restricted shares	(511)	(1,051)
Net cash provided by (used in) financing activities	3,169	(1,943)

Net decrease in cash, cash equivalents and restricted cash	(14,426)	(34,753)
Cash, cash equivalents and restricted cash at the beginning of the period	54,273	102,149

Cash, cash equivalents and restricted cash at the end of the period	$39,847	$67,396

Supplemental cash flow information:
Interest paid	$16,989	$10,167
Income taxes (refunded) paid, net	(4,034)	2,556
Acquisition of right-of-use assets with operating lease liabilities	329	797
Reduction of right-of-use assets from operating lease modifications or reassessments	(671)	(172)

Non-cash investing and financing activities:
Net decrease in payables for purchases of premises and equipment	$—	$(65)
Warrants issued in connection with Amended Credit Agreement	8,096	—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets and the unaudited condensed consolidated statements of cash flows:
	September 30, 2023	September 30, 2022

Cash and cash equivalents	$36,640	$63,812
Restricted cash	3,207	3,584
Total cash, cash equivalents and restricted cash reported in the statements of cash flows	$39,847	$67,396
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
Basis of Accounting and Presentation
The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the interim data includes all normal recurring adjustments considered necessary to fairly state the results for the interim periods presented. The preparation of interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our interim condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Intercompany transactions and accounts have been eliminated in consolidation. Certain prior year balance sheet amounts have been reclassified for consistency with the current year presentation.
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
The management agreement between MPA and Lenders One, pursuant to which MPA is the management company, represents a variable interest in a variable interest entity. MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact the cooperative’s economic performance and the right to receive benefits from the cooperative. As a result, Lenders One is presented in the accompanying condensed consolidated financial statements on a consolidated basis and the interests of the members are reflected as non-controlling interests. As of September 30, 2023, Lenders One had total assets of $0.2 million and total liabilities of $0.4 million. As of December 31, 2022, Lenders One had total assets of $1.2 million and total liabilities of $1.1 million.
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
During the three and nine months ended September 30, 2023, Ocwen was our largest customer, accounting for 43% of our total revenue. Ocwen purchases certain mortgage services from us under the terms of services agreements and amendments thereto (collectively, the “Ocwen Services Agreements”) with terms extending through August 2030. Certain of the Ocwen Services Agreements contain a “most favored nation” provision and also grant the parties the right to renegotiate pricing, among other things.
Revenue from Ocwen primarily consists of revenue earned from the loan portfolios serviced and subserviced by Ocwen when Ocwen engages us as the service provider, and revenue earned directly from Ocwen, pursuant to the Ocwen Services Agreements. For the nine months ended September 30, 2023 and 2022, we recognized revenue from Ocwen of $47.3 million and $47.2 million, respectively ($15.7 million and $17.2 million for the third quarter of 2023 and 2022, respectively). Revenue from Ocwen as a percentage of segment and consolidated revenue was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Servicer and Real Estate	55%	56%	54%	52%
Origination	—%	—%	—%	—%
Corporate and Others	—%	—%	—%	—%
Consolidated revenue	43%	45%	43%	40%
We earn additional revenue related to the portfolios serviced and subserviced by Ocwen when a party other than Ocwen or the MSRs owner selects Altisource as the service provider. For the nine months ended September 30, 2023 and 2022, we recognized revenue of $7.3 million ($2.3 million and $2.2 million for the third quarter of 2023 and 2022, respectively), of such revenue. These amounts are not included in deriving revenue from Ocwen and revenue from Ocwen as a percentage of revenue discussed above.
As of September 30, 2023, accounts receivable from Ocwen totaled $4.0 million, $2.8 million of which was billed and $1.2 million of which was unbilled. As of December 31, 2022, accounts receivable from Ocwen totaled $4.0 million, $3.2 million of which was billed and $0.8 million of which was unbilled.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Rithm
Rithm Capital Corp. (individually, together with one or more of its subsidiaries or one or more of its subsidiaries individually, “Rithm”) (formerly New Residential Investment Corp.) is a real estate investment trust that invests in and manages investments primarily related to residential real estate, including MSRs and excess MSRs.
Ocwen has disclosed that Rithm is a significant client of Ocwen’s. As of June 30, 2023, approximately 16% of loans serviced and subserviced by Ocwen (measured in unpaid principal balance (“UPB”)) and approximately 68% of all delinquent loans that Ocwen services were related to Rithm MSRs or rights to MSRs (the “Subject MSRs”).
Rithm purchases brokerage services for real estate owned (“REO”) exclusively from us, irrespective of the subservicer, subject to certain limitations, for certain MSRs set forth in and pursuant to the terms of a Cooperative Brokerage Agreement, as amended, and related letter agreement (collectively, the “Brokerage Agreement”) with terms extending through August 2025.
For the nine months ended September 30, 2023 and 2022, we recognized revenue from Rithm of $2.3 million and $2.6 million, respectively ($0.7 million and $0.8 million for the third quarter of 2023 and 2022, respectively), under the Brokerage Agreement. For the nine months ended September 30, 2023 and 2022, we recognized additional revenue of $10.1 million and $10.4 million, respectively ($3.2 million and $3.0 million for the third quarter of 2023 and 2022, respectively), relating to the Subject MSRs when a party other than Rithm selects Altisource as the service provider.
NOTE 3 — ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consists of the following:

(in thousands)	September 30, 2023	December 31, 2022

Billed	$10,386	$11,993
Unbilled	5,974	5,359
	16,360	17,352
Less: Allowance for credit losses	(3,379)	(4,363)

Total	$12,981	$12,989
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Changes in the allowance for expected credit losses consist of the following:

		Additions
(in thousands)	Balance at Beginning of Period	Charged to Expenses	Deductions Note(1)	Balance at End of Period

Allowance for expected credit losses:

Three months ended September 30, 2023	$4,314	$(203)	$732	$3,379
Three months ended September 30, 2022	4,792	(22)	289	4,481

Nine months ended September 30, 2023	$4,363	$319	$1,303	$3,379
Nine months ended September 30, 2022	5,297	578	1,394	4,481

______________________________________
(1)    Amounts written off as uncollectible or transferred to other accounts or utilized.
NOTE 4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

(in thousands)	September 30, 2023	December 31, 2022

Prepaid expenses	$2,746	$5,165
Income taxes receivable	510	7,031
Maintenance agreements, current portion	1,868	1,498
Indemnity escrow receivable from Pointillist sale	3,201	3,223
Restricted cash	23	—
Surety bond collateral	—	4,000
Other current assets	2,869	2,627

Total	$11,217	$23,544
NOTE 5 — PREMISES AND EQUIPMENT, NET
Premises and equipment, net consists of the following:

(in thousands)	September 30, 2023	December 31, 2022

Computer hardware and software	$46,568	$49,339
Leasehold improvements	1,011	5,794
Furniture and fixtures	102	3,832
Office equipment and other	24	346
	47,705	59,311
Less: Accumulated depreciation and amortization	(45,537)	(55,089)

Total	$2,168	$4,222
Depreciation and amortization expense amounted to $1.9 million and $2.7 million for the nine months ended September 30, 2023 and 2022, respectively ($0.6 million and $0.9 million for the third quarter of 2023 and 2022, respectively), and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive loss.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Premises and equipment, net consist of the following, by country:

(in thousands)	September 30, 2023	December 31, 2022

Luxembourg	$1,459	$2,455
India	602	1,129
United States	80	586
Uruguay	27	52

Total	$2,168	$4,222
NOTE 6 — RIGHT-OF-USE ASSETS UNDER OPERATING LEASES, NET
Right-of-use assets under operating leases, net consists of the following:

(in thousands)	September 30, 2023	December 31, 2022

Right-of-use assets under operating leases	$7,334	$11,808
Less: Accumulated amortization	(3,706)	(6,487)

Total	$3,628	$5,321
Amortization of operating leases was $1.4 million and $2.3 million for the nine months ended September 30, 2023 and 2022, respectively ($0.4 million and $0.5 million for the third quarter of 2023 and 2022, respectively), and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive loss.
NOTE 7 — GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following is a summary of goodwill by segment:

(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Total

Balance as of September 30, 2023 and December 31, 2022	$30,681	$25,279	$—	$55,960
Intangible Assets, net
Intangible assets, net consist of the following:

	Weighted average estimated useful life (in years)	Gross carrying amount		Accumulated amortization		Net book value
(in thousands)		September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022

Definite lived intangible assets:
Customer related intangible assets	9	$214,307	$214,307	$(199,915)	$(197,594)	$14,392	$16,713
Operating agreement	20	35,000	35,000	(23,917)	(22,604)	11,083	12,396
Trademarks and trade names	16	9,709	9,709	(7,366)	(7,088)	2,343	2,621

Total		$259,016	$259,016	$(231,198)	$(227,286)	$27,818	$31,730
Amortization expense for definite lived intangible assets was $3.9 million and $3.8 million for the nine months ended September 30, 2023 and 2022, respectively ($1.4 million and $1.3 million for the third quarter of 2023 and 2022, respectively).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Forecasted annual definite lived intangible asset amortization expense for 2023 through 2027 is $5.2 million, $5.1 million, $5.1 million, $4.9 million and $4.7 million, respectively.
NOTE 8 — OTHER ASSETS
Other assets consist of the following:

(in thousands)	September 30, 2023	December 31, 2022

Restricted cash	$3,184	$3,248
Security deposits	597	596
Other	3,461	1,585

Total	$7,242	$5,429
NOTE 9 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable and accrued expenses consist of the following:

(in thousands)	September 30, 2023	December 31, 2022

Accounts payable	$16,404	$14,981
Accrued expenses - general	8,425	11,858
Accrued salaries and benefits	4,937	5,501
Income taxes payable	1,266	1,167

Total	$31,032	$33,507
Other current liabilities consist of the following:

(in thousands)	September 30, 2023	December 31, 2022

Operating lease liabilities	$1,596	$2,097
Other	703	770

Total	$2,299	$2,867
NOTE 10 — WARRANTS
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
During the first quarter of 2023, Company made $20 million of Aggregate Paydowns. In the third quarter of 2023, the Company made an additional $10 million of Aggregate Paydowns. As a result, the number of Warrant Shares as of September 30, 2023 is 1,612,705.
The exercise price per share of common stock under each Warrant is equal to $0.01. The Warrants may be exercised at any time on and after February 14, 2024 and prior to their expiration date. The Warrants are exercisable on a cashless basis and are subject to customary anti-dilution provisions. The Warrants, if not previously exercised or terminated, will be automatically

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
exercised on May 22, 2027. The Warrants are subject to a lock-up agreement, subject to customary exceptions, ending on February 16, 2024.
The Company determined that the Warrants are free standing financial instruments that are legally detachable and separately exercisable from the term loans under the Amended Credit Agreement. At inception, the Company also determined that the Warrants were not considered to be indexed to the Company’s stock because the number of Warrant Shares varies based on Aggregate Paydowns and as such were required to be classified as a liability pursuant to ASC 815-40, Derivatives and Hedging–Contracts in Entity’s Own Equity. The outstanding Warrants were recognized as a warrant liability on the balance sheet and were measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income (expense) in the statement of operations. On September 18, 2023, the Company reached the $30 million in Aggregate Paydowns threshold and the number of Warrant Shares is no longer variable. As a result, the Warrants are considered to be indexed to the Company’s stock and the Warrant Liability was reclassified to equity.
The fair value of the warrant liability was based on the number of Warrant Shares that were expected to be exercisable on and after February 14, 2024 and the Altisource share price less $0.01 at the measurement date.
The fair value of the warrant liability at each of the respective valuation dates is summarized below:

Warrant Liability	Warrant Shares based on Aggregate Paydowns	Expected Warrant Shares that will be exercisable on February 14, 2024	Fair Value per Warrant Share	Fair Value (in thousands)

Fair value at initial measurement date of February 14, 2023	3,223,851	1,612,705	$5.02	$8,096
Gain on change in fair value of warrant liability				(694)
Fair value at March 31, 2023	2,578,743	1,612,705	$4.59	7,402
Loss on change in fair value of warrant liability				1,774
Fair value at June 30, 2023	2,578,743	1,612,705	$5.69	$9,176
Gain on change in fair value of warrant liability				(2,225)
Fair value at September 18, 2023	1,612,705	1,612,705	$4.31	$6,951
During the nine months ended September 30, 2023, the Company recorded a gain on changes in fair value of warrant liability of $1.1 million ($2.2 million for the third quarter of 2023). During the three and nine months ended September 30, 2022, there were no warrant liabilities outstanding.
NOTE 11 — LONG-TERM DEBT
Long-term debt consists of the following:

(in thousands)	September 30, 2023	December 31, 2022

Senior Secured Term Loans	$221,981	$247,204
Less: Debt issuance and amendment costs, net	(3,918)	(878)
Less: Unamortized discount, net	(6,083)	(833)
Net Senior secured term loans	211,980	245,493

Total Long-term debt	$211,980	$245,493
Senior Secured Term Loans
In April 2018, Altisource Portfolio Solutions S.A. and its wholly-owned subsidiary, Altisource S.à r.l., entered into a credit agreement with Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, and certain lenders (the “Credit Agreement”). Under the Credit Agreement, Altisource borrowed $412 million in the form of SSTL. Effective February 14, 2023, Altisource Portfolio Solutions S.A. and Altisource S.à r.l. entered into Amendment No. 2 to the Credit Agreement (as amended by Amendment No. 2, the “Amended Credit Agreement”). Altisource Portfolio Solutions S.A. and its subsidiaries, subject to the applicable exclusions in the Amended Credit Agreement, are guarantors on the SSTL (collectively,

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
the “Guarantors”). Effective June 1, 2023, the administrative agent and collateral agent of the Amended Credit Agreement changed to Wilmington Trust, N.A.
The maturity date of the SSTL under the Amended Credit Agreement is April 30, 2025. If Aggregate Paydowns are equal to or greater than $30 million, then the maturity date of the SSTL may be extended at the Company’s option to April 30, 2026. Such extension is conditioned upon the Company’s payment of a 2% payment-in-kind extension fee on or before April 30, 2025 and subject to the representations and warranties being true and correct as of such date and there being no default or event of default being in existence as of such date. During the nine months ended September 30, 2023, Company made $30 million of Aggregate Paydowns.
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
Through March 29, 2023, the SSTL’s interest rate was the Adjusted Eurodollar Rate plus 4.00%. Beginning March 30, 2023, the SSTL bears interest at rates based upon, at our option, the Secured Overnight Financing Rate (“SOFR”) or the Base Rate, as defined in the Amended Credit Agreement. If the Company selects SOFR, the term loans initially bear interest at a rate per annum equal to SOFR plus 5.00% payable in cash plus 5.00% payable in kind (“PIK”). If the Company selects Base Rate, the loans initially bear interest at a rate per annum equal to the Base Rate plus 4.00% payable in cash plus 5.00% PIK. Base Rate term loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Base Rate and (y) 2.00% plus (ii) 4.00%. The PIK component of the interest rate is subject to adjustment based on the amount of Aggregate Paydowns as set forth in the table below. The PIK component of the interest rate was 3.75% for the three months ended September 30, 2023 and 4.50% for the three months ended June 30, 2023. The interest rate as of September 30, 2023 was 14.09%.

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
The lenders under the Amended Credit Agreement received Warrants to purchase shares of Altisource common stock. The number of Warrant Shares is subject to reduction based on the amount of Aggregate Paydowns (see Note 10 for additional information).
The fair value of the Warrants on February 14, 2023 was $8.1 million and was recorded as an increase in debt discount. In connection with Amendment No. 2, the Company paid $4.9 million to the lenders and to third parties on behalf of the lenders. The $4.9 million payment was recorded as an increase in debt issuance and amendment costs. In connection with Amendment No. 2, the Company paid $3.4 million to advisors and recorded these payments as other expense in the condensed consolidated statements of operations and comprehensive loss.
Deer Park Road Management Company, LP (“Deer Park”), a related party, owns approximately 15% of Altisource’s common stock and $40.2 million of Altisource debt under the Amended Credit Agreement as of September 30, 2023. Deer Park’s Chief Investment Officer and managing partner was a member of Altisource’s Board of Directors until his resignation on March 1, 2022. The replacement director appointed by the Board of Directors is a current employee of Deer Park. In connection with the Amended Credit Agreement, Deer Park received 583 thousand Warrants. During the nine months ended September 30, 2023, Deer Park received interest of $2.0 million from the Altisource SSTL.
As of September 30, 2023, debt issuance and amendment costs were $3.9 million, net of $5.5 million of accumulated amortization. As of December 31, 2022, debt issuance costs were $0.9 million, net of $3.6 million of accumulated amortization.
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
As of September 30, 2023 and December 31, 2022, there was no outstanding debt under the Amended Revolver and Revolver, respectively. As of September 30, 2023 and December 31, 2022, debt issuance costs were $0.2 million, net of $0.4 million of accumulated amortization, and $0.3 million, net of $0.3 million of accumulated amortization, respectively. Debt issuance costs for the Amended Revolver and Revolver are included in other assets in the accompanying consolidated balance sheet.
NOTE 12 — OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following:

(in thousands)	September 30, 2023	December 31, 2022

Income tax liabilities	$16,036	$16,079
Operating lease liabilities	2,179	3,371
Deferred revenue	13	82
Other non-current liabilities	4	4

Total	$18,232	$19,536

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
NOTE 13 — FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The following table presents the carrying amount and estimated fair value of financial instruments and certain liabilities measured at fair value as of September 30, 2023 and December 31, 2022. The following fair values are estimated using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	September 30, 2023				December 31, 2022
(in thousands)	Carrying amount	Fair value			Carrying amount	Fair value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$36,640	$36,640	$—	$—	$51,025	$51,025	$—	$—
Restricted cash	3,207	3,207	—	—	3,248	3,248	—	—
Short-term receivable	3,201	—	—	3,201	3,223	—	—	3,223

Liabilities:
Senior secured term loans	221,981	—	177,585	—	247,204	—	200,235	—
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
Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk primarily consist of cash and cash equivalents and accounts receivable. Our policy is to deposit our cash and cash equivalents with larger, highly rated financial institutions. The Company derived 43% of its revenue from Ocwen for the three and nine months ended September 30, 2023 (see Note 2 for additional information on Ocwen revenues and accounts receivable balance). The Company strives to mitigate its concentrations of credit risk with respect to accounts receivable by actively monitoring past due accounts and the economic status of larger customers, if known.
NOTE 14 — SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Share Repurchase Program
On May 16, 2023, our shareholders approved the renewal and amendment of the share repurchase program previously approved by the shareholders on May 15, 2018. Under the program, we are authorized to purchase up to 3.1 million shares of our common stock, based on a limit of 15% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $25.00 per share, for a period of five years from the date of approval. As of September 30, 2023, approximately 3.1 million shares of common stock remain available for repurchase under the program. There were no purchases of shares of common stock during the nine months ended September 30, 2023 and 2022. Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of September 30, 2023, we can repurchase up to approximately $60 million of our common stock under Luxembourg law. Under the Amended Credit Agreement, we are not permitted to repurchase shares except for limited circumstances.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Public offerings of Common Stock
On February 14, 2023, Altisource closed on an underwritten public offering to sell 4,550,000 shares of its common stock, at a price of $5.00 per share, generating net proceeds of $20.5 million, after deducting the underwriting discounts and commissions and other offering expenses.
On September 7, 2023, Altisource closed on an underwritten public offering to sell 5,590,277 shares of its common stock, at a price of $3.60 per share, generating net proceeds of $18.4 million, after deducting the underwriting discounts and commissions and other offering expenses.
Share-Based Compensation
We issue share-based awards in the form of stock options, restricted shares and restricted share units for certain employees, officers and directors. We recognized share-based compensation expense of $3.9 million and $3.9 million for the nine months ended September 30, 2023 and 2022, respectively ($1.2 million and $1.3 million for the third quarter of 2023 and 2022, respectively). As of September 30, 2023, estimated unrecognized compensation costs related to share-based awards amounted to $3.2 million, which we expect to recognize over a weighted average remaining requisite service period of approximately 1.16 years.
Stock Options
Stock option grants are composed of a combination of service-based, market-based and performance-based options.
Service-Based Options. These options generally vest over three or four years with equal annual vesting and generally expire on the earlier of ten years after the date of grant or following termination of service. A total of 182 thousand service-based options were outstanding as of September 30, 2023.
Market-Based Options. These option grants generally have two components, each of which vests only upon the achievement of certain criteria. The first component, which we refer to as “ordinary performance” grants, generally consists of two-thirds of the market-based grant and begins to vest if the stock price is at least double the exercise price, as long as the stock price realizes a compounded annual gain of at least 20% over the exercise price. The remaining third of the market-based options, which we refer to as “extraordinary performance” grants, generally begins to vest if the stock price is at least triple the exercise price, as long as the stock price realizes a compounded annual gain of at least 25% over the exercise price. Market-based options vest in three or four year installments with the first installment vesting upon the achievement of the criteria and the remaining installments vesting thereafter in equal annual installments. Market-based options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service or in the final three years of the option term, in which case vesting will generally continue in accordance with the provisions of the award agreement. A total of 96 thousand market-based options were outstanding as of September 30, 2023.
Performance-Based Options. These option grants generally will vest if certain specific financial measures are achieved; typically with one-fourth vesting on each anniversary of the grant date. The award of performance-based options is adjusted based on the level of achievement specified in the award agreements. If the performance criteria achieved is above threshold performance levels, participants generally have the opportunity to vest in 50% to 200% of the option grants, depending upon performance achieved. If the performance criteria achieved is below a certain threshold, the options are canceled. The options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service in which case vesting will generally continue in accordance with the provisions of the award agreement. There were 461 thousand performance-based options outstanding as of September 30, 2023.
There were no stock option grants during the nine months ended September 30, 2023. The Company granted 105 thousand stock options (at a weighted average exercise price of $11.86 per share) for the nine months ended September 30, 2022.

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
The following table summarizes the grant date fair value of stock options that vested during the periods presented:

	Nine months ended September 30,
(in thousands, except per share data)	2023	2022

Weighted average grant date fair value of stock options granted per share	$—	$8.19
Intrinsic value of options exercised	—	—
Grant date fair value of stock options that vested	83	1,031
The following table summarizes the activity related to our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding as of December 31, 2022	745,277	$27.03	4.83	$—
Granted	—	—
Forfeited	(6,088)	25.26

Outstanding as of September 30, 2023	739,189	27.04	4.09	—

Exercisable as of September 30, 2023	543,701	25.27	3.50	—
Other Share-Based Awards
The Company’s other share-based and similar types of awards are comprised of restricted shares and restricted share units. The restricted shares and restricted share units are comprised of a combination of service-based awards, performance-based awards, market-based awards and performance and market-based awards.
Service-Based Awards. These awards generally vest over one-to-four-year periods. A total of 907 thousand service-based awards were outstanding as of September 30, 2023.
Performance-Based Awards. These awards generally vest if certain specific financial measures are achieved; generally one-third vests on each anniversary of the grant date or cliff-vest on the third anniversary of the grant date. The number of performance-based restricted shares and restricted share units that may vest is based on the level of achievement as specified in the award agreements. If the performance criteria achieved is above certain financial performance levels and Altisource’s share performance is above certain established criteria, participants have the opportunity to vest in up to 150% of the restricted share unit award for certain awards. If the performance criteria achieved is below certain thresholds, the award is canceled. A total of 141 thousand performance-based awards were outstanding as of September 30, 2023.
Market-Based Awards. 50% of these awards generally vest if certain specific market conditions are achieved over a 30-day period and the remaining 50% of these awards generally vest on the one year anniversary of the initial vesting. The

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Company estimates the grant date fair value of these awards using a lattice (binomial) model. A total of 112 thousand market-based awards were outstanding as of September 30, 2023.
Performance-Based and Market-Based Awards. These awards generally vest if certain specific financial measures are achieved and if certain specific market conditions are achieved. If the performance criteria achieved is above certain financial performance levels and Altisource’s share performance is above certain established criteria, participants have the opportunity to vest in up to 300% of the restricted share unit award for certain awards. If the performance criteria or the market criteria is below certain thresholds, the award is canceled. The Company estimates the grant date fair value of these awards using a Monte Carlo simulation model. A total of 125 thousand performance-based and market-based awards were outstanding as of September 30, 2023.
The Company granted 891 thousand restricted share units (at a weighted average grant date fair value of $4.82 per share) during the nine months ended September 30, 2023. These grants include 57 thousand awards that include both a performance condition and a market condition and 57 thousand performance-based awards, for the nine months ended September 30, 2023. The Company granted 46 thousand awards that include both a performance condition and a market condition and 46 thousand performance-based awards, for the nine months ended September 30, 2022.
The following table summarizes the activity related to our restricted shares and restricted share units:

Number of restricted shares and restricted share units

Outstanding as of December 31, 2022	755,006
Granted	890,810
Issued	(213,576)
Forfeited/canceled	(147,241)

Outstanding as of September 30, 2023	1,284,999
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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022

Service revenue	$34,112	$36,290	$104,356	$111,691
Reimbursable expenses	2,039	1,957	6,398	6,158
Non-controlling interests	62	133	155	468

Total	$36,213	$38,380	$110,909	$118,317

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Disaggregation of Revenue
Disaggregation of total revenues by segment and major source was as follows:

	Three months ended September 30, 2023
(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Servicer and Real Estate	$24,223	$2,677	$1,802	$28,702
Origination	7,264	10	237	7,511
Total revenue	$31,487	$2,687	$2,039	$36,213

	Three months ended September 30, 2022
(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Servicer and Real Estate	$26,387	$2,633	$1,846	$30,866
Origination	7,392	11	111	7,514
Total revenue	$33,779	$2,644	$1,957	$38,380

	Nine months ended September 30, 2023
(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Servicer and Real Estate	$73,314	$8,265	$5,916	$87,495
Origination	22,908	24	482	23,414
Total revenue	$96,222	$8,289	$6,398	$110,909

	Nine months ended September 30, 2022
(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Servicer and Real Estate	$77,947	$7,654	$5,748	$91,349
Origination	26,533	25	410	26,968
Total revenue	$104,480	$7,679	$6,158	$118,317
Transactions with Related Parties
In May 2022, John G. Aldridge, Jr., the Managing Partner of Aldridge Pite LLP (“Aldridge Pite”), joined the Board of Directors of Altisource. Aldridge Pite provides eviction and other real estate related services to the Company. The Company recognized $0.1 million and $0.1 million for the nine months ended September 30, 2023 and 2022, respectively (less than $0.1 million and less than $0.1 million for the third quarter of 2023 and 2022, respectively) of service revenue relating to services provided to Aldridge Pite.
Contract Balances
Our contract assets consist of unbilled accounts receivable (see Note 3). Our contract liabilities consist of current deferred revenue and other non-current liabilities as reported on the accompanying condensed consolidated balance sheets. Revenue recognized that was included in the contract liability at the beginning of the period was $3.3 million and $3.7 million for the nine months ended September 30, 2023 and 2022, respectively ($0.5 million and $0.8 million for the third quarter of 2023 and 2022, respectively).

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022

Outside fees and services	$13,659	$15,319	$42,810	$42,573
Compensation and benefits	9,090	11,885	28,072	39,231
Technology and telecommunications	3,786	4,656	11,048	14,844
Reimbursable expenses	2,039	1,957	6,398	6,158
Depreciation and amortization	450	570	1,356	1,805

Total	$29,024	$34,387	$89,684	$104,611
Transactions with Related Parties
The Company recognized $0.6 million and $0.3 million for the nine months ended September 30, 2023 and 2022, respectively ($0.2 million and $0.1 million for the third quarter of 2023 and 2022, respectively) of reimbursable expenses relating to services provided to Aldridge Pite. As of September 30, 2023, the Company had no payable to Aldridge Pite.
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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022

Compensation and benefits	$4,906	$7,388	$16,312	$19,093
Professional services	1,897	2,584	5,743	8,432
Occupancy related costs	1,266	1,008	3,924	4,049
Amortization of intangible assets	1,352	1,281	3,912	3,849
Marketing costs	440	774	1,381	2,446
Depreciation and amortization	129	284	577	895
Other	744	1,237	3,320	4,291

Total	$10,734	$14,556	$35,169	$43,055
NOTE 18 — OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022

Interest income (expense)	$262	$212	$1,011	$318
Other, net	145	247	1,346	1,074

Total	$407	$459	$2,357	$1,392

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
NOTE 19 — INCOME TAXES
We recognized an income tax (provision) benefit of $(2.6) million and $(2.2) million for the nine months ended September 30, 2023 and 2022, respectively ($(0.4) million and $0.2 million for the third quarter of 2023 and 2022, respectively). Income tax (provision) benefit for the three and nine months ended September 30, 2023 was driven primarily by income tax expense on transfer pricing income from India and the United States, reduction in deferred tax assets related to intangible assets, no tax benefit on the pretax loss from our Luxembourg operating company and uncertain tax positions.
NOTE 20 — LOSS PER SHARE
Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. In accordance with ASC 260, penny warrants are included in the calculation of weighted average basic and diluted earnings (loss) per share for the period of time that they are classified as equity. For the three and nine months ended, September 30, 2023, 0.2 million and 0.1 million penny warrants have been included in the calculation of weighted average basic and diluted loss per share. Diluted net loss per share excludes all dilutive securities because their impact would be anti-dilutive, as described below.
Basic and diluted loss per share are calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022

Net loss attributable to Altisource	$(11,342)	$(14,389)	$(43,139)	$(42,074)

Weighted average common shares outstanding, basic	22,181	16,087	20,538	16,051

Weighted average common shares outstanding, diluted	22,181	16,087	20,538	16,051

Loss per share:
Basic	$(0.51)	$(0.89)	$(2.10)	$(2.62)
Diluted	$(0.51)	$(0.89)	$(2.10)	$(2.62)
For the nine months ended September 30, 2023 and 2022, 1.5 million and 1.3 million, respectively (1.5 million and 1.3 million for the third quarter of 2023 and 2022, respectively), stock options, restricted shares and restricted share units, were excluded from the computation of loss per share, as a result of the following:
•For the nine months ended September 30, 2023 and 2022, 0.3 million and 0.2 million, respectively (0.4 million and 0.2 million for the third quarter of 2023 and 2022, respectively), stock options, restricted shares and restricted share units were anti-dilutive and have been excluded from the computation of diluted loss per share because the Company incurred a net loss
•For the nine months ended September 30, 2023 and 2022, 0.3 million and 0.2 million, respectively (0.2 million and 0.2 million for the third quarter of 2023 and 2022, respectively), stock options were anti-dilutive and have been excluded from the computation of diluted loss per share because their exercise price was greater than the average market price of our common stock
•For the nine months ended September 30, 2023 and 2022, 0.9 million and 0.9 million, respectively (0.9 million and 0.9 million for the third quarter of 2023 and 2022, respectively) , stock options, restricted shares and restricted share units, which begin to vest upon the achievement of certain market criteria related to our common stock price, performance criteria and a total shareholder return compared to the market benchmark, that have not yet been met in each period have been excluded from the computation of diluted loss per share
NOTE 21 — COMMITMENTS, CONTINGENCIES AND REGULATORY MATTERS
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
Ocwen Related Matters
As discussed in Note 2, during the three and nine months ended September 30, 2023, Ocwen was our largest customer, accounting for 43% of our total revenue. Additionally, 7% of our revenue for the nine months ended September 30, 2023 (6% of our revenue for the third quarter of 2023) was earned on the loan portfolios serviced by Ocwen, when a party other than Ocwen or the MSRs owner selected Altisource as the service provider.
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
Ocwen has disclosed that Rithm is a significant client of Ocwen’s. As of June 30, 2023, approximately 16% of loans serviced and subserviced by Ocwen (measured in UPB) and approximately 68% of all delinquent loans that Ocwen services were related to Rithm MSRs or rights to MSRs.
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
Leases
We lease certain premises and equipment, primarily consisting of office space and information technology equipment. Certain of our leases include options to renew at our discretion or terminate leases early, and these options are considered in our determination of the expected lease term. Certain of our lease agreements include rental payments adjusted periodically for inflation. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. We sublease certain office space to third parties. Sublease income was $0.1 million and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively (less than $0.1 million and less than $0.1 million for the third quarter of 2023 and 2022, respectively). The amortization periods of right-of-use assets are generally limited by the expected lease term. Our leases generally have expected lease terms at adoption of one to six years.
Information about our lease terms and our discount rate assumption were as follows for the nine months ended September 30:

	2023	2022

Weighted average remaining lease term (in years)	2.51	3.15
Weighted average discount rate	5.93%	5.66%
Our lease activity during the period was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022

Operating lease costs:
Selling, general and administrative expense	$553	$586	$1,638	$2,217
Cost of revenue	—	—	—	265

Cash used in operating activities for amounts included in the measurement of lease liabilities	$507	$515	$1,638	$2,022
Short-term (twelve months or less) lease costs	789	402	1,638	827
Maturities of our lease liabilities as of September 30, 2023 are as follows:

(in thousands)	Operating lease obligations

2023	$559
2024	1,796
2025	1,322
2026	638
2027	—
Total lease payments	4,315
Less: interest	(540)

Present value of lease liabilities	$3,775
Escrow Balances
We hold customers’ assets in escrow accounts at various financial institutions pending completion of certain real estate activities. These amounts are held in escrow accounts for limited periods of time and are not included in the accompanying condensed consolidated balance sheets. Amounts held in escrow accounts were $39.0 million and $13.2 million as of September 30, 2023 and December 31, 2022, respectively.
NOTE 22 — SEGMENT REPORTING
Our business segments are based upon our organizational structure, which focuses primarily on the services offered, and are consistent with the internal reporting used by our Chief Executive Officer (our chief operating decision maker) to evaluate operating performance and to assess the allocation of our resources.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
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
Financial information for our segments is as follows:

	Three months ended September 30, 2023
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$28,702	$7,511	$—	$36,213
Cost of revenue	18,312	7,151	3,561	29,024
Gross profit (loss)	10,390	360	(3,561)	7,189
Selling, general and administrative expenses	1,966	1,797	6,971	10,734
Income (loss) from operations	8,424	(1,437)	(10,532)	(3,545)
Total other income (expense), net	—	—	(7,317)	(7,317)

Income (loss) before income taxes and non-controlling interests	$8,424	$(1,437)	$(17,849)	$(10,862)

	Three months ended September 30, 2022
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$30,866	$7,514	$—	$38,380
Cost of revenue	22,082	7,654	4,651	34,387
Gross profit (loss)	8,784	(140)	(4,651)	3,993
Selling, general and administrative expenses	2,931	2,399	9,226	14,556
Income (loss) from operations	5,853	(2,539)	(13,877)	(10,563)
Total other income (expense), net	4	—	(3,894)	(3,890)

Income (loss) before income taxes and non-controlling interests	$5,857	$(2,539)	$(17,771)	$(14,453)

	Nine months ended September 30, 2023
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$87,495	$23,414	$—	$110,909
Cost of revenue	56,075	22,623	10,986	89,684
Gross profit (loss)	31,420	791	(10,986)	21,225
Selling, general and administrative expenses	6,905	5,873	22,391	35,169
Income (loss) from operations	24,515	(5,082)	(33,377)	(13,944)
Total other income (expense), net	—	—	(26,454)	(26,454)

Income (loss) before income taxes and non-controlling interests	$24,515	$(5,082)	$(59,831)	$(40,398)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

	Nine months ended September 30, 2022
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$91,349	$26,968	$—	$118,317
Cost of revenue	64,235	26,206	14,170	104,611
Gross profit (loss)	27,114	762	(14,170)	13,706
Selling, general and administrative expenses	9,227	6,739	27,089	43,055
Income (loss) from operations	17,887	(5,977)	(41,259)	(29,349)
Total other income (expense), net	4	—	(10,051)	(10,047)

Income (loss) before income taxes and non-controlling interests	$17,891	$(5,977)	$(51,310)	$(39,396)

(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Total assets:
September 30, 2023	$57,143	$51,191	$54,302	$162,636
December 31, 2022	63,696	53,984	77,588	195,268

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
Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the risks discussed in the Risk Factors section of our Form 10-K for the year ended December 31, 2022 as updated by this Form 10-Q including:
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
•our ability to retain Rithm Capital Corp. (individually, together with one or more of its subsidiaries, or one or more of its subsidiaries individually, “Rithm”) (formerly New Residential Investment Corp.) as a customer or our ability to receive the anticipated volume of referrals from Rithm;
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
COVID-19 Pandemic Impacts
In response to the COVID-19 pandemic, beginning in March 2020, various governmental entities and servicers implemented unprecedented foreclosure and eviction moratoriums, forbearance programs and loss mitigation measures to help mitigate the impact to borrowers and renters. The Federal government’s foreclosure moratorium expired on July 31, 2021 and the Consumer Financial Protection Bureau’s (“CFPB’s”) temporary loss mitigation measures expired on December 31, 2021. Despite the expiration of such governmental measures, we believe servicers are proceeding slowly with foreclosure initiations for borrowers in default. Industrywide foreclosure initiations were 7% lower for the nine months ended September 30, 2023 compared to the same period in 2022, and 30% lower than the same period in 2019. Industrywide foreclosure sales were 11% higher for the nine months ended September 30, 2023 compared to the same period in 2022, although still 46% lower than the same pre-COVID-19 period in 2019. The decline in foreclosure initiations and foreclosure sales throughout the pandemic, partially offset by the restart of the default market, significantly decreased default related referrals to Altisource and continues to negatively impact virtually all of Altisource’s default related services revenue.
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
During 2022 and the nine months ended September 2023, to address lower revenue, we worked to (1) reduce our cost structure, (2) maintain the infrastructure to deliver default related services for our customer base and support the anticipated increase in demand following the expiration of the moratoriums and forbearance plans and CFPB’s rules on temporary loss mitigation measures, and (3) add new Lenders One members, launch new solutions and increase customer adoption of our solutions to accelerate the growth of our origination business.
Share Repurchase Program
On May 16, 2023, our shareholders approved the renewal and amendment of the share repurchase program previously approved by the shareholders on May 15, 2018. Under the program, we are authorized to purchase up to 3.1 million shares of our common stock, based on a limit of 15% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $25.00 per share, for a period of five years from the date of approval. As of September 30, 2023, approximately 3.1 million shares of common stock remain available for repurchase under the program. There were no purchases of shares of common stock during the nine months ended September 30, 2023 and 2022. Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of September 30, 2023, we can repurchase up to approximately $60 million of our common stock under Luxembourg law. Under the Amended Credit Agreement, we are not permitted to repurchase shares except for limited circumstances.
Ocwen Related Matters
During the three and nine months ended September 30, 2023, Ocwen was our largest customer, accounting for 43% of our total revenue. Additionally, 7% of our revenue for the nine months ended September 30, 2023 (6% of our revenue for the third quarter of 2023) was earned on the loan portfolios serviced by Ocwen, when a party other than Ocwen or the mortgage servicing rights (“MSRs”) owner selected Altisource as the service provider.
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

Ocwen has disclosed that Rithm is a significant client of Ocwen’s. As of June 30, 2023, approximately 16% of loans serviced and subserviced by Ocwen (measured in unpaid principal balance) and approximately 68% of all delinquent loans that Ocwen services were related to Rithm MSRs or rights to MSRs.
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
Factors Affecting Comparability
The following items impact the comparability of our results:
•Industrywide foreclosure initiations were 7% lower for the nine months ended September 30, 2023 compared to the same period in 2022, and 30% lower than the same pre-COVID-19 period in 2019.
•Industrywide foreclosure sales were 11% higher for the nine months ended September 30, 2023 compared to the same period in 2022, although still 46% lower than the same pre-COVID-19 period in 2019.
•Temporary delay in certain California foreclosures during the three months ended June 30, 2023 negatively impacted revenue in the Servicer and Real Estate segment
•The interest rate on the Company’s senior secured term loans was 14.09% for the nine months ended September 30, 2023 compared to 5.01% for the same period in 2022
•On February 14, 2023, Altisource Portfolio Solutions S.A. and its wholly-owned subsidiary, Altisource S.à r.l., entered into Amendment No. 2 to the Credit Agreement. In connection with Amendment No. 2, the Company paid $3.4 million to advisors and recorded these payments as other expense in the condensed consolidated statements of operations and comprehensive loss
•The Company recognized an income tax (provision) benefit of $(2.6) million and $(2.2) million for the nine months ended September 30, 2023 and 2022, respectively ($(0.4) million and $0.2 million for the third quarter of 2023 and 2022, respectively). The income tax (provision) benefit for the nine months ended September 30, 2023 was driven primarily by income tax expense on transfer pricing income from India and the United States, reduction in deferred tax assets related to intangible assets, no tax benefit on the pretax loss from our Luxembourg operating company and uncertain tax positions

CONSOLIDATED RESULTS OF OPERATIONS
Summary Results
The following is a discussion of our consolidated results of operations for the periods indicated. For a more detailed discussion of the factors that affected the results of our business segments in these periods, see “Segment Results of Operations” below.
The following table sets forth information on our consolidated results of operations:

	Three months ended September 30,			Nine months ended September 30,
(in thousands, except per share data)	2023	2022	% Increase (decrease)	2023	2022	% Increase (decrease)

Service revenue
Servicer and Real Estate	$26,900	$29,020	(7)	$81,579	$85,601	(5)
Origination	7,212	7,270	(1)	22,777	26,090	(13)
Total service revenue	34,112	36,290	(6)	104,356	111,691	(7)
Reimbursable expenses	2,039	1,957	4	6,398	6,158	4
Non-controlling interests	62	133	(53)	155	468	(67)
Total revenue	36,213	38,380	(6)	110,909	118,317	(6)
Cost of revenue	29,024	34,387	(16)	89,684	104,611	(14)
Gross profit	7,189	3,993	80	21,225	13,706	55
Selling, general and administrative expenses	10,734	14,556	(26)	35,169	43,055	(18)
Loss from operations	(3,545)	(10,563)	66	(13,944)	(29,349)	52
Other income (expense), net:
Interest expense	(9,890)	(4,349)	127	(26,554)	(11,439)	132
Change in fair value of warrant liability	2,225	—	N/M	1,145	—	N/M
Debt amendment costs	(59)	—	N/M	(3,402)	—	N/M
Other income (expense), net	407	459	(11)	2,357	1,392	69
Total other income (expense), net	(7,317)	(3,890)	88	(26,454)	(10,047)	163

Loss before income taxes and non-controlling interests	(10,862)	(14,453)	25	(40,398)	(39,396)	(3)
Income tax (provision) benefit	(418)	197	N/M	(2,586)	(2,210)	17

Net loss	(11,280)	(14,256)	21	(42,984)	(41,606)	(3)
Net income attributable to non-controlling interests	(62)	(133)	53	(155)	(468)	67

Net loss attributable to Altisource	$(11,342)	$(14,389)	21	$(43,139)	$(42,074)	(3)

Margins:
Gross profit/service revenue	21%	11%		20%	12%
Loss from operations/service revenue	(10)%	(29)%		(13)%	(26)%

Loss per share:
Basic	$(0.51)	$(0.89)	43	$(2.10)	$(2.62)	20
Diluted	$(0.51)	$(0.89)	43	$(2.10)	$(2.62)	20

Weighted average shares outstanding:
Basic	22,181	16,087	38	20,538	16,051	28
Diluted	22,181	16,087	38	20,538	16,051	28
_____________________________________
N/M — not meaningful.

Revenue
We recognized service revenue of $104.4 million for the nine months ended September 30, 2023, a 7% decrease compared to the nine months ended September 30, 2022 ($34.1 million for the third quarter of 2023, a 6% decrease compared to the third quarter of 2022). The decline in service revenue for the nine months ended September 30, 2023 is driven by lower revenue in both segments. Revenue was lower in the Servicer and Real Estate segment from the exit of a low margin customer care business in the fourth quarter 2022 and the apparent decline in a customer’s propensity to order services in two of our lower margin default related businesses. Revenue was lower in the Origination segment from the overall market decline in mortgage originations. The decline in service revenue for the three months ended September 30, 2023 is primarily driven by the apparent decline in a customer’s propensity to order services in two of our lower margin default related businesses, partially offset by growth in our foreclosure trustee business within the Servicer and Real Estate segment.
We recognized reimbursable expense revenue of $6.4 million for the nine months ended September 30, 2023, a 4% increase compared to the nine months ended September 30, 2022 ($2.0 million for the third quarter of 2023, a 4% increase compared to the third quarter of 2022). The increase in reimbursable expenses for the nine months ended September 30, 2023 is primarily driven by an increase in property preservation services in the Solutions business within the Servicer and Real Estate segment partially offset by lower asset resolution and asset management activities in the Marketplace business within the Servicer and Real Estate segment. The increase in reimbursable expenses for the three months ended September 30, 2023 is primarily driven by an increase in asset resolution and asset management activities in the Marketplace business within the Servicer and Real Estate segment.
Certain of our revenues can be impacted by seasonality. More specifically, revenues from property sales, loan originations and certain property preservation services in Field Services typically tend to be at their lowest level during the fall and winter months and at their highest level during the spring and summer months. However, as a result of the pandemic and related measures and the rapid rise in mortgage interest rates, the seasonal impact to revenue may not follow historical patterns.
Cost of Revenue and Gross Profit
Cost of revenue principally includes payroll and employee benefits associated with personnel employed in customer service, operations and technology roles, fees paid to external providers related to the provision of services, reimbursable expenses, technology and telecommunications costs as well as depreciation and amortization of operating assets.
Cost of revenue consists of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2023	2022	% Increase (decrease)	2023	2022	% Increase (decrease)

Outside fees and services	$13,659	$15,319	(11)	$42,810	$42,573	1
Compensation and benefits	9,090	11,885	(24)	28,072	39,231	(28)
Technology and telecommunications	3,786	4,656	(19)	11,048	14,844	(26)
Reimbursable expenses	2,039	1,957	4	6,398	6,158	4
Depreciation and amortization	450	570	(21)	1,356	1,805	(25)

Cost of revenue	$29,024	$34,387	(16)	$89,684	$104,611	(14)
We recognized cost of revenue of $89.7 million for the nine months ended September 30, 2023, a 14% decrease compared to the nine months ended September 30, 2022 ($29.0 million for the third quarter of 2023, a 16% decrease compared to the third quarter of 2022). Compensation and benefits for the three and nine months ended September 30, 2023 decreased primarily due to efficiency initiatives and cost savings measures taken in 2022 and 2023. Technology and telecommunications for the three and nine months ended September 30, 2023 decreased primarily due to the renegotiation of certain contracts and lower overall headcount. Outside fees and services for the nine months ended September 30, 2023 increased primarily from growth of reseller products in the Origination segment, partially offset by lower costs in certain default related businesses from fewer orders in the Servicer and Real Estate segment. Outside fees and services for the three months ended September 30, 2023 decreased primarily from fewer orders in certain default related businesses in the Servicer and Real Estate segment. In addition, changes in reimbursable expenses for the three and nine months ended September 30, 2023 are consistent with the changes in reimbursable expense revenue discussed in the revenue section above.
Gross profit increased to $21.2 million, representing 20% of service revenue, for the nine months ended September 30, 2023 compared to $13.7 million, representing 12% of service revenue, for the nine months ended September 30, 2022 (increased to

$7.2 million, representing 21% of service revenue, for the third quarter of 2023, compared to $4.0 million, representing 11% of service revenue, for the third quarter of 2022). Gross profit as a percentage of service revenue for the three and nine months ended September 30, 2023 increased compared to the three and nine months ended September 30, 2022 primarily due to margin expansion in both the Servicer and Real Estate segment and the Origination segment from efficiency initiatives and lower corporate costs as a percentage of revenue.
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
SG&A expenses consist of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2023	2022	% Increase (decrease)	2023	2022	% Increase (decrease)

Compensation and benefits	$4,906	$7,388	(34)	$16,312	$19,093	(15)
Professional services	1,897	2,584	(27)	5,743	8,432	(32)
Occupancy related costs	1,266	1,008	26	3,924	4,049	(3)
Amortization of intangible assets	1,352	1,281	6	3,912	3,849	2
Marketing costs	440	774	(43)	1,381	2,446	(44)
Depreciation and amortization	129	284	(55)	577	895	(36)
Other	744	1,237	(40)	3,320	4,291	(23)

Selling, general and administrative expenses	$10,734	$14,556	(26)	$35,169	$43,055	(18)
SG&A expenses for the nine months ended September 30, 2023 of $35.2 million decreased by 18% compared to the nine months ended September 30, 2022 ($10.7 million for the third quarter of 2023, a 26% decrease compared to the third quarter of 2022). The decrease for the three and nine months ended September 30, 2022 was primarily driven by lower compensation and benefits, professional services and marketing costs. Compensation and benefits and marketing costs for the three and nine months ended September 30, 2023 decreased from efficiency initiatives and cost savings measures. Professional services for the three and nine months ended September 30, 2023 decreased primarily due to lower legal and litigation fees.
Loss from Operations
Loss from operations for the nine months ended September 30, 2023 was $(13.9) million, representing (13)% of service revenue, compared to $(29.3) million, representing (26)% of service revenue, for the nine months ended September 30, 2022 (decreased to $(3.5) million, representing (10)% of service revenue, for the third quarter of 2023, compared to $(10.6) million representing (29)% of service revenue for the third quarter of 2022). Loss from operations as a percentage of service revenue improved for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, primarily as a result of higher gross profit margins and the percentage reduction in SG&A expenses in excess of the percentage change in revenue.
Other Income (Expense), net
Other income (expense), net principally includes interest expense and other non-operating gains and losses.
Other income (expense), net was $(26.5) million for the nine months ended September 30, 2023 compared to $(10.0) million for the nine months ended September 30, 2022 ($(7.3) million for the third quarter of 2023 and $(3.9) million for the third quarter of 2022). The change for the three and nine months ended September 30, 2023 was primarily driven by higher interest expense and debt amendment costs, partially offset by a gain on the change in fair value of the warrant liability and higher interest and other income. The higher interest expense was driven by higher interest rates, higher interest rates on our amended SSTL and higher amortization of debt discount and debt issuance and amendment costs.

Income Tax Provision
We recognized an income tax (provision) benefit of $(2.6) million and $(2.2) million for the nine months ended September 30, 2023 and 2022, respectively ($(0.4) million and $0.2 million for the third quarter of 2023 and 2022, respectively). The income tax (provision) benefit was driven primarily by income tax expense on transfer pricing income from India and the United States, reduction in deferred tax assets related to intangible assets, no tax benefit on the pretax loss from our Luxembourg operating company and uncertain tax positions.

SEGMENT RESULTS OF OPERATIONS
The following section provides a discussion of pretax results of operations of our business segments. Transactions between segments are accounted for as third party arrangements for purposes of presenting segment results of operations.
Financial information for our segments was as follows:

	Three months ended September 30, 2023
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$26,900	$7,212	$—	$34,112
Reimbursable expenses	1,802	237	—	2,039
Non-controlling interests	—	62	—	62
	28,702	7,511	—	36,213
Cost of revenue	18,312	7,151	3,561	29,024
Gross profit (loss)	10,390	360	(3,561)	7,189
Selling, general and administrative expenses	1,966	1,797	6,971	10,734
Income (loss) from operations	8,424	(1,437)	(10,532)	(3,545)
Total other income (expense), net	—	—	(7,317)	(7,317)

Income (loss) before income taxes and non-controlling interests	$8,424	$(1,437)	$(17,849)	$(10,862)

Margins:
Gross profit (loss) / service revenue	39%	5%	N/M	21%
Income (loss) from operations / service revenue	31%	(20)%	N/M	(10)%
_____________________________________
N/M — not meaningful.

	Three months ended September 30, 2022
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$29,020	$7,270	$—	$36,290
Reimbursable expenses	1,846	111	—	1,957
Non-controlling interests	—	133	—	133
	30,866	7,514	—	38,380
Cost of revenue	22,082	7,654	4,651	34,387
Gross profit (loss)	8,784	(140)	(4,651)	3,993
Selling, general and administrative expenses	2,931	2,399	9,226	14,556
Income (loss) from operations	5,853	(2,539)	(13,877)	(10,563)
Total other income (expense), net	4	—	(3,894)	(3,890)

Income (loss) before income taxes and non-controlling interests	$5,857	$(2,539)	$(17,771)	$(14,453)

Margins:
Gross profit (loss) / service revenue	30%	(2)%	N/M	11%
Income (loss) from operations / service revenue	20%	(35)%	N/M	(29)%
_____________________________________
N/M — not meaningful.

	Nine months ended September 30, 2023
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$81,579	$22,777	$—	$104,356
Reimbursable expenses	5,916	482	—	6,398
Non-controlling interests	—	155	—	155
	87,495	23,414	—	110,909
Cost of revenue	56,075	22,623	10,986	89,684
Gross profit (loss)	31,420	791	(10,986)	21,225
Selling, general and administrative expenses	6,905	5,873	22,391	35,169
Income (loss) from operations	24,515	(5,082)	(33,377)	(13,944)
Total other income (expense), net	—	—	(26,454)	(26,454)

Income (loss) before income taxes and non-controlling interests	$24,515	$(5,082)	$(59,831)	$(40,398)

Margins:
Gross profit (loss) / service revenue	39%	3%	N/M	20%
Income (loss) from operations / service revenue	30%	(22)%	N/M	(13)%
_____________________________________
N/M — not meaningful.

	Nine months ended September 30, 2022
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$85,601	$26,090	$—	$111,691
Reimbursable expenses	5,748	410	—	6,158
Non-controlling interests	—	468	—	468
	91,349	26,968	—	118,317
Cost of revenue	64,235	26,206	14,170	104,611
Gross profit (loss)	27,114	762	(14,170)	13,706
Selling, general and administrative expenses	9,227	6,739	27,089	43,055
Income (loss) from operations	17,887	(5,977)	(41,259)	(29,349)
Total other income (expense), net	4	—	(10,051)	(10,047)

Income (loss) before income taxes and non-controlling interests	$17,891	$(5,977)	$(51,310)	$(39,396)

Margins:
Gross profit (loss) / service revenue	32%	3%	N/M	12%
Income (loss) from operations / service revenue	21%	(23)%	N/M	(26)%
_____________________________________
N/M — not meaningful.

Servicer and Real Estate
Revenue
Revenue by line of business was as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2023	2022	% Increase (decrease)	2023	2022	% Increase (decrease)

Service revenue:
Solutions	$16,744	$19,418	(14)	$50,420	$54,178	(7)
Marketplace	7,174	6,727	7	22,028	23,014	(4)
Technology and SaaS Products	2,982	2,875	4	9,131	8,409	9
Total service revenue	26,900	29,020	(7)	81,579	85,601	(5)

Reimbursable expenses:
Solutions	830	915	(9)	2,657	2,416	10
Marketplace	972	931	4	3,259	3,332	(2)
Total reimbursable expenses	1,802	1,846	(2)	5,916	5,748	3

Total revenue	$28,702	$30,866	(7)	$87,495	$91,349	(4)
We recognized service revenue of $81.6 million for the nine months ended September 30, 2023, a 5% decrease compared to the nine months ended September 30, 2022 ($26.9 million for the third quarter of 2023, a 7% decrease compared to the third quarter of 2022). We also recognized reimbursable expense revenue of $5.9 million for the nine months ended September 30, 2023, a 3% increase compared to the nine months ended September 30, 2022 ($1.8 million for the third quarter of 2023, a 2% decrease compared to the third quarter of 2022). The decrease in service revenue for the nine months ended September 30, 2023 was driven by the exit of a low margin customer care business in the fourth quarter 2022 and the apparent decline in a customer’s propensity to order services in two of our lower margin businesses within our Solutions business. The decline in service revenue for the three months ended September 30, 2023 is primarily driven by the apparent decline in a customer’s propensity to order services in two of our lower margin businesses within our Solutions business, partially offset by growth in our foreclosure trustee business in the Solutions business within the Servicer and Real Estate segment.
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
Cost of Revenue and Gross Profit
Cost of revenue consisted of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2023	2022	% Increase (decrease)	2023	2022	% Increase (decrease)

Outside fees and services	$8,469	$11,382	(26)	$26,816	$30,216	(11)
Compensation and benefits	5,757	6,554	(12)	17,236	20,819	(17)
Reimbursable expenses	1,802	1,846	(2)	5,916	5,748	3
Technology and telecommunications	2,069	2,059	—	5,462	6,723	(19)
Depreciation and amortization	215	241	(11)	645	729	(12)

Cost of revenue	$18,312	$22,082	(17)	$56,075	$64,235	(13)
Cost of revenue for the nine months ended September 30, 2023 of $56.1 million decreased by 13% compared to the nine months ended September 30, 2022 ($18.3 million for the third quarter of 2023, a 17% decrease compared to the third quarter of 2022). The decrease in cost of revenue for the nine months ended September 30, 2023 is primarily driven by lower compensation and benefits primarily due to cost savings initiatives, outside fees and services from lower revenue and lower technology and telecommunications due to a change in the terms of a vendor agreement for property management technologies in the Solutions business within the Servicer and Real Estate segment and other cost savings initiatives. The decrease in cost of revenue for the three months ended September 30, 2023 is driven by a decrease in outside fees and services from lower revenue and lower compensation and benefits primarily due to cost savings initiatives.
Gross profit increased to $31.4 million, representing 39% of service revenue, for the nine months ended September 30, 2023 compared to $27.1 million, representing 32% of service revenue, for the nine months ended September 30, 2022 (increased to $10.4 million, representing 39% of service revenue, for the third quarter of 2023, compared to $8.8 million, representing 30% of service revenue, for the third quarter of 2022). Gross profit as a percentage of service revenue for the three and nine months ended September 30, 2023 increased primarily due to efficiency initiatives and cost savings measures. Our margins can vary substantially depending upon the service revenue mix.
Selling, General and Administrative Expenses
SG&A expenses consisted of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2023	2022	% Increase (decrease)	2023	2022	% Increase (decrease)

Amortization of intangible assets	$740	$742	—	$2,220	$2,230	—
Compensation and benefits	563	733	(23)	1,885	2,130	(12)
Professional services	439	558	(21)	1,085	2,040	(47)
Marketing costs	187	336	(44)	861	1,148	(25)
Occupancy related costs	170	228	(25)	527	756	(30)
Depreciation and amortization	1	4	(75)	2	10	(80)
Other	(134)	330	(141)	325	913	(64)

Selling, general and administrative expenses	$1,966	$2,931	(33)	$6,905	$9,227	(25)
SG&A for the nine months ended September 30, 2023 of $6.9 million decreased by 25% compared to the nine months ended September 30, 2022 ($2.0 million for the third quarter of 2023, a 33% decrease compared to the third quarter of 2022). The decrease in SG&A for the three and nine months ended September 30, 2023 is primarily due to lower professional services, marketing costs, compensation and benefits, occupancy related costs and Other expenses. Professional services for the nine months ended September 30, 2023 decreased primarily due to certain non-recurring expenses incurred in the first quarter of 2022. Compensation and benefits, occupancy related costs, marketing costs and Other expenses for the three and nine months ended September 30, 2023 decreased from efficiency and cost reduction measures.
Income from operations
Income from operations increased to $24.5 million, representing 30% of service revenue, for the nine months ended September 30, 2023 compared to $17.9 million, representing 21% of service revenue, for the nine months ended September 30, 2022 (decreased to $8.4 million, representing 31% of service revenue, for the third quarter of 2023, compared to $5.9 million, representing 20% of service revenue for the third quarter of 2022). The increase in operating income as a percentage of service revenue for the three and nine months ended September 30, 2023 is primarily the result of higher gross profit margins and a percentage reduction in SG&A in excess of the percentage reduction in revenue.

Origination
Revenue
Revenue by business unit was as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2023	2022	% Increase (decrease)	2023	2022	% Increase (decrease)

Service revenue:
Lenders One	$5,784	$4,962	17	$18,028	$15,703	15
Solutions	1,294	2,126	(39)	4,270	9,839	(57)
Technology and SaaS Products	134	182	(26)	479	548	(13)
Total service revenue	7,212	7,270	(1)	22,777	26,090	(13)

Reimbursable expenses:
Solutions	237	111	114	482	410	18
Total reimbursable expenses	237	111	114	482	410	18

Non-controlling interests	62	133	(53)	155	468	(67)

Total revenue	$7,511	$7,514	—	$23,414	$26,968	(13)
We recognized service revenue of $22.8 million for the nine months ended September 30, 2023, a 13% decrease compared to the nine months ended September 30, 2022 ($7.2 million for the third quarter of 2023, a 1% decrease compared to the third quarter of 2022). We also recognized reimbursable expense revenue of $0.5 million for the nine months ended September 30, 2023, a 18% increase compared to the nine months ended September 30, 2022 ($0.2 million for the third quarter of 2023, a 114% increase compared to the third quarter of 2022). The decrease in service revenue in the Origination segment for the three and nine months ended September 30, 2023 is primarily driven by the overall market decline in mortgage originations partially offset by Lenders One growth with our new reseller products. The decline in the Solutions business revenue was greater than the overall market decline as a greater percentage of revenue in some of our Solutions businesses was derived from refinance transactions which declined at a greater rate than the overall market.
Cost of Revenue and Gross Profit
Cost of revenue consisted of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2023	2022	% Increase (decrease)	2023	2022	% Increase (decrease)

Outside fees and services	$5,190	$3,937	32	$15,994	$12,357	29
Compensation and benefits	1,468	3,121	(53)	5,282	11,947	(56)
Technology and telecommunications	248	476	(48)	838	1,464	(43)
Reimbursable expenses	237	111	114	482	410	18
Depreciation and amortization	8	9	(11)	27	28	(4)

Cost of revenue	$7,151	$7,654	(7)	$22,623	$26,206	(14)
Cost of revenue for the nine months ended September 30, 2023 of $22.6 million decreased by 14% compared to the nine months ended September 30, 2022 ($7.2 million for the third quarter of 2023, a 7% decrease compared to the third quarter of 2022). The decrease in cost of revenue for the three and nine months ended September 30, 2023 was primarily driven by the alignment of compensation and benefits with lower service revenue discussed above, partially offset by an increase in outside fees and services from growth in sales of certain Lenders One reseller solutions.
Gross profit decreased to $0.8 million, representing 3% of service revenue, for the nine months ended September 30, 2023 compared to $0.8 million, representing 3% of service revenue, for the nine months ended September 30, 2022 (increased to $0.4 million, representing 5% of service revenue, for the third quarter of 2023, compared to $(0.1) million, representing (2)% of service revenue for the third quarter of 2022). Gross profit as a percentage of service revenue for the three months ended September 30, 2022 increased from margin expansion from efficiency initiatives and cost savings measures.
Selling, General and Administrative Expenses
SG&A expenses consisted of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2023	2022	% Increase (decrease)	2023	2022	% Increase (decrease)

Compensation and benefits	$511	$1,172	(56)	$1,755	$2,119	(17)
Amortization of intangible assets	612	539	14	1,692	1,619	5
Professional services	125	149	(16)	806	625	29
Marketing costs	252	436	(42)	530	1,286	(59)
Occupancy related costs	79	133	(41)	221	483	(54)
Other	218	(30)	N/M	869	607	43

Selling, general and administrative expenses	$1,797	$2,399	(25)	$5,873	$6,739	(13)
_____________________________________
N/M — not meaningful.
SG&A for the nine months ended September 30, 2023 of $5.9 million decreased by 13% compared to the nine months ended September 30, 2022 ($1.8 million for the third quarter of 2023, decreased by 25% compared to the third quarter of 2022). The decrease in SG&A for the nine months ended September 30, 2023 is primarily due to lower marketing costs and compensation and benefits from efficiency and cost reduction measures and lower occupancy related costs partially offset by non-recurring professional services expenses for the first nine months of 2023 of $0.4 million.
Loss from operations
Loss from operations decreased to $(5.1) million, representing (22)% of service revenue, for the nine months ended September 30, 2023 compared to $(6.0) million, representing (23)% of service revenue, for the nine months ended September 30, 2022 (decreased to $(1.4) million, representing (20)% of service revenue for the third quarter of 2023, compared to $(2.5) million, representing (35)% of service revenue for the third quarter of 2022). The improvement in operating loss as a percentage of service revenue for the nine months ended September 30, 2023 is primarily from a greater percentage reduction in SG&A expenses than the percentage change in revenue. The improvement in operating loss as a percentage of service revenue for the three months ended September 30, 2023 is primarily from higher gross profit margins and from a greater percentage reduction in SG&A expenses than the percentage change in revenue.
Corporate and Others
Cost of Revenue
Cost of revenue consisted of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2023	2022	% Increase (decrease)	2023	2022	% Increase (decrease)

Compensation and benefits	$1,865	$2,210	(16)	$5,554	$6,465	(14)
Technology and telecommunications	1,469	2,121	(31)	4,748	6,657	(29)
Depreciation and amortization	227	320	(29)	684	1,048	(35)

Cost of revenue	$3,561	$4,651	(23)	$10,986	$14,170	(22)
Cost of revenue for the nine months ended September 30, 2023 of $11.0 million decreased by 22% compared to the nine months ended September 30, 2022 ($3.6 million for the third quarter of 2023, a 23% decrease compared to the third quarter of

2022). The decrease in cost of revenue for the three and nine months ended September 30, 2023 is primarily driven by lower technology and telecommunications and compensation and benefits due to efficiency initiatives and cost savings initiatives.
Selling, General and Administrative Expenses
SG&A in Corporate and Others include costs related to the corporate functions including executive, finance, technology, law, compliance, human resources, vendor management, facilities, risk management and eliminations between reportable segments.
SG&A expenses consisted of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2023	2022	% Increase (decrease)	2023	2022	% Increase (decrease)

Compensation and benefits	$3,832	$5,483	(30)	$12,672	$14,844	(15)
Professional services	1,333	1,877	(29)	3,852	5,767	(33)
Occupancy related costs	1,017	647	57	3,176	2,810	13
Depreciation and amortization	128	280	(54)	575	885	(35)
Marketing costs	1	2	(50)	(10)	12	(183)
Other	660	937	(30)	2,126	2,771	(23)

Selling, general and administrative expenses	$6,971	$9,226	(24)	$22,391	$27,089	(17)
SG&A for the nine months ended September 30, 2023 of $22.4 million decreased by 17% compared to the nine months ended September 30, 2022 ($7.0 million for the third quarter of 2023, a 24% decrease compared to third quarter of 2022). The decrease for the three and nine months ended September 30, 2023 is primarily driven by lower compensation and benefits, professional services and Other expenses. The decrease for the three and nine months ended September 30, 2023 in compensation and benefits was driven by lower cash incentive compensation accruals, efficiency initiatives and cost savings measures. Professional services for the three and nine months ended September 30, 2023 decreased due to lower insurance, legal and audit related expenses.
Other Income (Expense), net
Other income (expense), net principally includes interest expense and other non-operating gains and losses.
Other income (expense), net was $(26.5) million for the nine months ended September 30, 2023 compared to $(10.0) million for the nine months ended September 30, 2022 ($(7.3) million for the third quarter of 2023 and $(3.9) million for the third quarter of 2022). The change for the three and nine months ended September 30, 2023 was primarily driven by higher interest expense and debt amendment costs, partially offset by a gain on the change in fair value of the warrant liability and higher interest and other income. The higher interest expense was driven by higher interest rates, higher interest rates on our amended SSTL and higher amortization of debt discount and debt issuance and amendment costs.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary source of liquidity has historically been cash flow from operations, cash proceeds from sales of businesses, cash proceeds from the sale of equity securities and cash on hand. However, due to governmental and market responses to the COVID-19 pandemic, revenue has declined significantly. The lower revenue, partially offset by cost savings initiatives, resulted in negative operating cash flow from operations for the nine months ended September 30, 2023 and 2022. We believe our anticipated revenue growth from the return of the default market, on-boarding sales wins, and revenue mix together with our reduced cost structure, should help reduce negative operating cash flow. We seek to deploy cash generated in a disciplined manner. Principally, we intend to use cash to develop and grow complementary services and businesses that we believe will generate attractive margins in line with our core capabilities and strategy and fund negative operating cash flow. We also use cash for repayments of our long-term debt and capital investments. In addition, from time to time we consider and evaluate business acquisitions, dispositions, closures, sale of equity securities or other similar actions that are aligned with our strategy.

Senior Secured Term Loans
In April 2018, Altisource Portfolio Solutions S.A. and its wholly-owned subsidiary, Altisource S.à r.l., entered into a credit agreement with Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, and certain lenders (the “Credit Agreement”). Under the Credit Agreement, Altisource borrowed $412 million in the form of senior secured term loans (“SSTL”). Effective February 14, 2023, Altisource Portfolio Solutions S.A. and Altisource S.à r.l. entered into Amendment No. 2 to the Credit Agreement (as amended by Amendment No. 2, the “Amended Credit Agreement”). Altisource Portfolio Solutions S.A. and its subsidiaries, subject to the applicable exclusions in the Amended Credit Agreement, are guarantors on the SSTL (collectively, the “Guarantors”). Effective June 1, 2023, the administrative agent and collateral agent of the Amended Credit Agreement changed to Wilmington Trust, N.A.
The maturity date of the SSTL under the Amended Credit Agreement is April 30, 2025. If Aggregate Paydowns are equal to or greater than $30 million, then (subject to the representations and warranties being true and correct as of such date and there being no default or event of default being in existence as of such date) the maturity date of the SSTL may be extended at the Company’s option to April 30, 2026. Such extension is conditioned upon the Company’s payment of a 2% payment-in-kind extension fee on or before April 30, 2025.
During the nine months ended September 30, 2023, Company made $30 million of Aggregate Paydowns.
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
Through March 29, 2023, the SSTL’s interest rate was the Adjusted Eurodollar Rate plus 4.00%. Beginning March 30, 2023, the SSTL bears interest at rates based upon, at our option, the Secured Overnight Financing Rate (“SOFR”) or the Base Rate. If the Company selects SOFR, the term loans initially bear interest at a rate per annum equal to SOFR plus 5.00% payable in cash plus 5.00% payable in kind (“PIK”). If the Company selects Base Rate, the loans initially bear interest at a rate per annum equal to the Base Rate plus 4.00% payable in cash plus 5.00% PIK. Base Rate term loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Base Rate and (y) 2.00% plus (ii) 4.00%. The PIK component of the interest rate is subject to adjustment based on the amount of Aggregate Paydowns as set forth in the table below. The PIK component of the interest rate was 3.75% for the three months ended September 30, 2023 and 4.50% for the three months ended June 30, 2023. The interest rate as of September 30, 2023 was 14.09%.

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
As of September 30, 2023, the outstanding principal balance of the SSTL was $222.0 million.
Revolver
On June 22, 2021 Altisource S.à r.l, a subsidiary of Altisource Portfolio Solutions S.A., entered into a revolving credit facility with a related party, STS Master Fund, Ltd. (“STS”) (the “Revolver”). STS is an investment fund managed by Deer Park. Deer Park owns approximately 15% of Altisource’s common stock as of September 30, 2023 and owns Altisource debt as a lender under the Amended Credit Agreement. Deer Park’s Chief Investment Officer and managing partner was a member of Altisource’s Board of Directors until his resignation on March 1, 2022. The replacement director appointed by the Board of Directors is a current employee of Deer Park.
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
As of September 30, 2023, there was no outstanding debt under the Amended Revolver.

Cash Flows
The following table presents our cash flows for the nine months ended September 30:

(in thousands)	2023	2022	% Increase (decrease)

Net cash used in operating activities	$(17,595)	$(32,293)	(46)
Net cash used in investing activities	—	(517)	100
Net cash provided by (used in) financing activities	3,169	(1,943)	263
Net decrease in cash, cash equivalents and restricted cash	(14,426)	(34,753)	(58)
Cash, cash equivalents and restricted cash at the beginning of the period	54,273	102,149	(47)

Cash, cash equivalents and restricted cash at the end of the period	$39,847	$67,396	(41)
Cash Flows from Operating Activities
Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net loss. For the nine months ended September 30, 2023, net cash used in operating activities was $(17.6) million compared to net cash used in operating activities of $(32.3) million for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, the decrease in cash used in operating activities was driven by a $9.5 million improvement in cash provided by (used for) working capital and a $8.3 million increase in non-cash interest expense (amortization of debt discount and amortization of debt issuance and amendment costs), partially offset by a $1.4 million increase in net loss and a $0.6 million decrease in non-cash depreciation, amortization of intangibles, stock based compensation expenses and deferred income tax expenses. The increase in net loss was primarily due to higher interest expense driven by higher interest rates on our SSTL and debt amendment costs, partially offset by lower corporate costs and higher gross profit in the Servicer and Real Estate segment from our cash cost savings measures and lower SG&A expenses. The improvement in cash provided by (used for) changes in working capital was primarily driven by the $4.0 million net collection of taxes receivable for the nine months ended September 30, 2023 compared to a net payment of taxes of $2.6 million for the nine months ended September 30, 2022, a $2.0 million return of surety bonds, and no cash bonuses paid in the nine months ended September 30, 2023. Non-cash interest expense increased as a result of the February 2023 Amended Credit Agreement. Operating cash flows can be negatively impacted because of the nature of some of our services and the mix of services provided. Certain services are performed immediately following or shortly after the referral, but the collection of the receivable does not occur until a specific event occurs (e.g., the foreclosure is complete, the REO asset is sold, etc.). Furthermore, lower margin services generate lower income and cash flows from operations. Consequently, our cash flows from operations may be negatively impacted when comparing one period to another.
Cash Flows from Investing Activities
Cash flows from investing activities for the nine months ended September 30, 2022 consisted of additions to premises and equipment and proceeds from the sale of a business. Net cash used in investing activities was $(0.5) million for the nine months ended September 30, 2022 (no comparable amount for the nine months ended September 30, 2023). We used $0.9 million for the nine months ended September 30, 2022 (no comparable amount for the nine months ended September 30, 2023), for additions to premises and equipment primarily related to the purchase of technology hardware.
Cash Flows from Financing Activities
Net cash provided by (used in) financing activities were $3.2 million and $(1.9) million for the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023, we received $20.5 million in proceeds from the issuance of common stock, net of issuance costs, received $18.4 million in proceeds from the issuance of treasury stock, net of issuance costs and used $30.0 million of the proceeds for repayment of debt. Also during the nine months ended September 30, 2023, we paid $4.9 million to lenders or others on behalf of the lenders related to the debt amendment. During the nine months ended September 30, 2023 and 2022, we made payments of $0.5 million and $1.1 million, respectively, to satisfy employee tax withholding obligations on the issuance of restricted share units and restricted shares. These payments were made to tax authorities, at the employees’ direction, to satisfy the employees’ tax obligations rather than issuing a portion of vested restricted share units and restricted shares to employees. In addition, during the nine months ended September 30, 2023 and 2022, we distributed $0.3 million and $0.9 million, respectively, to non-controlling interests.

Future Uses of Cash
Our significant future liquidity obligations primarily pertain to the maturity of the Amended Credit Agreement, interest expense under the Amended Credit Agreement (see Liquidity section above), and operating lease payments on certain of our premises and equipment.
Significant future uses of cash include the following:

		Payments Due by Period
(in thousands)	Total	2023	2024-2025	2026-2027

Senior secured term loans (1)	$235,741	$—	$235,741	$—
Interest expense payments (2)	37,832	5,822	32,010	—
Lease payments	4,315	559	3,118	638

Total	$277,888	$6,381	$270,869	$638

______________________________________
(1)    The outstanding balance of our SSTL as of September 30, 2023 is $222.0 million and is due on April 30, 2025. If Aggregate Paydowns are equal to or greater than $30 million, then (subject to a payment of a 2% payment-in-kind extension fee on or before April 30, 2025 and subject to the representations and warranties being true and correct as of such date and there being no default or event of default being in existence as of such date) the maturity date of the SSTL may be extended at the Company’s option to April 30, 2026. During the nine month ended September 30, 2023, Company made $30 million of Aggregate Paydowns. The table herein reflects a maturity of April 2025. The increase in outstanding balance is from the PIK component of our interest expense and is assumed to be paid in kind.
(2)    Estimated future interest payments based on the SOFR interest rate as of September 30, 2023 and the April 30, 2025 maturity date. Based on the April 30, 2025 maturity date, no interest expense has been included beyond April 30, 2025.
We anticipate funding future liquidity requirements with a combination of existing cash balances, cash anticipated to be generated by operating activities and, as needed, proceeds from the Amended Revolver. For further information, see Note 11 and Note 21 to the condensed consolidated financial statements.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of escrow arrangements.
We hold customers’ assets in escrow accounts at various financial institutions pending completion of certain real estate activities. These amounts are held in escrow accounts for limited periods of time and are not included in the condensed consolidated balance sheets. Amounts held in escrow accounts were $39.0 million and $13.2 million as of September 30, 2023 and December 31, 2022, respectively.
Contractual Obligations, Commitments and Contingencies
For the nine months ended September 30, 2023, there were no significant changes to our contractual obligations from those identified in our Form 10-K for the fiscal year ended December 31, 2022 and this Form 10-Q, other than those that occur in the normal course of business. See Note 21 to the condensed consolidated financial statements.
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
Our critical accounting policies are described in the MD&A section of our Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2023.

Recently Adopted and Future Adoption of New Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market Risk
Our financial market risk consists primarily of interest rate and foreign currency exchange rate risk.
Interest Rate Risk
Under the terms of the Amended Credit Agreement, the initial interest rate charged on the SSTL is SOFR (as defined in the Amended Credit Agreement) with a minimum floor of 1.00% plus 5.00% paid in cash plus 5.00% PIK. Based on par paydowns of $30 million during the nine months ended September 30, 2023, the PIK component was reduced to 3.75% and may be further reduced on a prospective basis based on the Aggregate Paydowns made prior to February 14, 2024.
Based on the principal amount outstanding and SOFR as of September 30, 2023, a one percentage point increase in SOFR above the minimum floor would increase our annual interest expense by approximately $2.2 million. There would be a $2.2 million decrease in our annual interest expense if there was a one percentage point decrease in SOFR.
Currency Exchange Risk
We are exposed to currency risk from potential changes in currency values of our non-United States dollar denominated expenses, assets, liabilities and cash flows. Our most significant currency exposure relates to the Indian rupee. Based on expenses incurred in Indian rupees for the third quarter of 2023, a one percentage point increase or decrease in value of the Indian rupee in relation to the United States dollar would increase or decrease our annual expenses by approximately $0.2 million.
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
As of September 30, 2023, an evaluation was conducted under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of September 30, 2023.
b)    Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
The disclosure below relating to potential risks around the extension of the maturity of our Amended Credit Agreement and Revolver contains material changes and/or additions to the risk factors disclosed in Part I, Item 1A, of our Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023.
We may be unable to exercise the option to extend the maturity of our Amended Credit Agreement and Revolver from April 2025 to April 2026. We may be unable to repay or refinance the balance of our loans under the Amended Credit Agreement or Revolver upon maturity, particularly if cash from operations fails to significantly improve, assets are not readily available for sale and sold or we are unable to timely refinance on favorable terms or at all.
Our loan agreements require us to repay the outstanding balance due in April 2025, with an option to extend to April 2026 if we make par paydowns from the proceeds of issuances of equity interests or from junior indebtedness totaling at least $30 million on or before February 13, 2024, and there is no continuing default of the loan agreements. We satisfied the $30 million paydown requirement through a par paydown in the amount of $20 million in February 2023 and an additional par paydown of $10 million in September 2023 each from the proceeds of equity issuances, providing us with the option to be able to extend the maturity date of our debt to April 2026. However, there can be no assurance that we will be permitted under our Amended Credit Agreement and Revolver to exercise the option to extend the maturity of our Amended Credit Agreement and Revolver to April 2026.
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
As of the date of this filing, there have been no other material changes in our risk factors from those previously disclosed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases of shares of common stock during the three months ended September 30, 2023. On May 16, 2023, our shareholders approved the renewal and amendment of the share repurchase program previously approved by the shareholders on May 15, 2018. Under the program, we are authorized to purchase up to 3.1 million shares of our common stock in the open market, subject to certain parameters, for a period of five years from the date of approval. As of September 30, 2023, the maximum number of shares that may be purchased under the repurchase program is 3.1 million shares of the Company’s common stock. In addition to the share repurchase program, during the three months ended September 30, 2023, 94,442 common shares were withheld from employees to satisfy tax withholding obligations that arose from the vesting of restricted shares.
On February 14, 2023, the lenders under the Amended Credit Agreement received warrants to purchase 3,223,851 shares of Altisource common stock (the “Warrant Shares”). The Warrants may be exercised at any time on and after February 14, 2024 and prior to their expiration date. The exercise price per share of common stock under each Warrant is equal to $0.01. The number of Warrant Shares was subject to reduction based on the amount of par paydowns on the SSTL in the aggregate using proceeds from issuances of equity interests or from junior indebtedness made prior to February 14, 2024 (“Aggregate Paydowns”) as set forth in the table below.

Aggregate Paydowns	Warrant Shares
Less than $20 million	3,223,851
$20 million+ but less than below	2,578,743
$30 million+	1,612,705
During the nine months ended September 30, 2023, the Company made payments toward the determination of Aggregate Paydowns of $30.0 million. As a result, the number of Warrant Shares as of September 30, 2023 is 1,612,705.

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

101 *
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2023 is formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2023 and 2022; (iii) Condensed Consolidated Statements of Equity for the nine months ended September 30, 2023 and 2022; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022; and (v) Notes to Condensed Consolidated Financial Statements.

104 *	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

______________________________________
*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
(Registrant)

Date:	October 26, 2023	By:	/s/ Michelle D. Esterman
Michelle D. Esterman
Chief Financial Officer
(On behalf of the Registrant and as its Principal Financial Officer and Principal Accounting Officer)