Form 10-K
period 2023-12-31
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
filed 2024-03-07
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2023 was $55,147,580 based on the closing share price as quoted on the NASDAQ Global Select Market on that day and the assumption that all directors and executive officers of the Company are affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of March 1, 2024, there were 26,569,887 outstanding shares of the registrant’s common stock (excluding 3,392,861 shares held as treasury stock).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s Annual Meeting of Shareholders to be held on May 30, 2023 are incorporated by reference into Part III of this report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2023.

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
PART I
Except as otherwise indicated or unless the context requires otherwise “Altisource,” the “Company,” “we,” “us” or “our” mean Altisource Portfolio Solutions S.A., a Luxembourg société anonyme, or public limited liability company, and its subsidiaries.
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
Technology and software-as-a-service (“SaaS”) Products
Our Technology and SaaS Products business includes Equator® (a SaaS-based technology to manage real estate owned (“REO”), short sales, foreclosure, bankruptcy and eviction processes), Vendorly Invoice (a vendor invoicing and payment system), RentRange® (a single and multi-family rental data, analytics and rent-based valuation solution), REALSynergy® (a commercial loan servicing platform), and NestRangeTM (an automated residential valuation model and analytics solution).

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
2023 Highlights
Company, Corporate and Financial:
•Improved total Company loss from operations by $16.4 million in 2023 compared to 2022 by (1) improving operating income as a percentage of service revenue in the Servicer and Real Estate and Origination segments (together, “Business Segments”) to 19.1% in 2023 from 13.2% in 2022, and (2) reducing Corporate and Others operating loss as a percentage of total Company service revenue to (31.4)% in 2023 from (36.1)% in 2022, primarily through efficiency initiatives and cost savings measures
•Amended the senior secured term loans (“SSTL”) and revolving credit facility to, among other things, extend the maturity dates to April 2025, with options to extend both to April 2026, subject to certain terms and conditions
•Generated $38.8 million in net proceeds from the sale of common stock and used $30 million to partially repay the SSTL
•Ended the year with $32.5 million of cash and cash equivalents, $15.0 million available under a revolving credit facility and $191.6 million of net debt
Business Segments:
•In the face of serious market headwinds for both Business Segments, service revenue in the Servicer and Real Estate segment was only down 4% and service revenue in the Origination segment outperformed the overall market with a decline of 11% compared to a 36% decline in industrywide residential origination volume
•Improved income from operations in the Business Segments by $7.0 million to $26.1 million, representing 19.1% of service revenue, in 2023 compared to $19.0 million, representing 13.2% of service revenue, in 2022, primarily through efficiency and cost cutting initiatives
•Ended 2023 with a weighted average sales pipeline between $43 million and $53 million of potential estimated revenue on a stabilized basis based upon forecasted probability of closing (comprised of between $27 million and $33 million in the Servicer and Real Estate segment and between $16 million and $20 million in the Origination segment)

•Generated 2023 sales wins which we estimate represent potential annualized revenue on a stabilized basis of $58.4 million for the Servicer and Real Estate segment and $10.3 million for the Origination segment
Industry:
•Industrywide foreclosure initiations were 4% lower in 2023 compared to 2022 (and 31% lower than the same pre-COVID-19 period in 2019)
•Industrywide foreclosure sales were 8% higher in 2023 compared to 2022 (and 46% lower than the same pre-COVID-19 period in 2019)
•Industrywide early-stage mortgage delinquencies (30-days late) increased by 15% and borrowers who have missed two payments (60-days past due) increased by 16% in December 2023 compared to December 2022
•Industrywide mortgage origination volume decreased by 36% in 2023 compared to 2022
•Industrywide seriously delinquent mortgage rate (90+ day past due and loans in foreclosure) decreased to 1.3% in December 2023 compared to 1.6% in December 2022
Customers
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
During the year ended December 31, 2023, Ocwen was our largest customer, accounting for 44% of our total revenue. Ocwen purchases certain mortgage services from us under the terms of services agreements and amendments thereto (collectively, the “Ocwen Services Agreements”) with terms extending through August 2030. Certain of the Ocwen Services Agreements contain a “most favored nation” provision and also grant the parties the right to renegotiate pricing, among other things.
Revenue from Ocwen primarily consists of revenue earned from the loan portfolios serviced and subserviced by Ocwen when Ocwen engages us as the service provider, and revenue earned directly from Ocwen, pursuant to the Ocwen Services Agreements. For the years ended December 31, 2023 and 2022, we recognized revenue from Ocwen of $63.2 million and $63.5 million, respectively. Revenue from Ocwen as a percentage of segment and consolidated revenue was as follows:

	2023	2022

Servicer and Real Estate	55%	53%
Origination	—%	—%
Corporate and Others	—%	—%
Consolidated revenue	44%	41%
We earn additional revenue related to the portfolios serviced and subserviced by Ocwen when a party other than Ocwen or the MSRs owner selects Altisource as the service provider. For the years ended December 31, 2023 and 2022, we recognized $9.2 million and $9.5 million, respectively, of such revenue. These amounts are not included in deriving revenue from Ocwen and revenue from Ocwen as a percentage of revenue discussed above.
As of December 31, 2023, accounts receivable from Ocwen totaled $3.4 million, $2.2 million of which was billed and $1.2 million of which was unbilled. As of December 31, 2022, accounts receivable from Ocwen totaled $4.0 million, $3.2 million of which was billed and $0.8 million of which was unbilled.

Rithm
Rithm Capital Corp. (individually, together with one or more of its subsidiaries or one or more of its subsidiaries individually, “Rithm”) (formerly New Residential Investment Corp.) is an asset manager focused on the real estate and financial services industries.
Ocwen has disclosed that Rithm is a significant client of Ocwen’s. As of December 31, 2023, Ocwen reported that approximately 16% of loans serviced and subserviced by Ocwen (measured in unpaid principal balance (“UPB”)) and approximately 67% of all delinquent loans that Ocwen services were related to Rithm MSRs or rights to MSRs (the “Subject MSRs”).
Rithm purchases brokerage services for REO exclusively from us, irrespective of the subservicer, subject to certain limitations, for certain MSRs set forth in and pursuant to the terms of a Cooperative Brokerage Agreement, as amended, and related letter agreement (collectively, the “Brokerage Agreement”) with terms extending through August 2025.
For the years ended December 31, 2023 and 2022, we recognized revenue from Rithm of $2.8 million and $3.2 million, respectively, under the Brokerage Agreement. For the years ended December 31, 2023 and 2022, we recognized additional revenue of $12.6 million and $13.0 million, respectively, relating to the Subject MSRs when a party other than Rithm selects Altisource as the service provider.
Other
Our services are provided to customers predominantly located in the United States.
Sales and Marketing
We believe our sales and marketing team has extensive relationship management and industry experience. These individuals cultivate and maintain relationships throughout the industry sectors we serve. We sell our suite of services to mortgage servicers, mortgage originators, GSEs, buyers and sellers of homes for investment use and financial services firms.
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
Given the highly regulated nature of the industries we serve, and the comprehensive purchasing process that our institutional customers and prospects follow, the time and effort we spend in expanding relationships or winning new relationships is significant. For example, it can often take more than one year from the request for proposal or qualified lead stage to the selection of Altisource as a service provider. Furthermore, following the selection of Altisource, it is not unusual for it to take an additional six to twelve months or more to negotiate the services agreement(s), complete the implementation procedures and begin receiving referrals.
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
As of December 31, 2023, we have been awarded five patents that expire in 2025, one patent that expires in 2026, one patent that expires in 2027, one patent that expires in 2029, one patent that expires in 2030. In addition, we have registered trademarks in a number of jurisdictions including the United States, the European Union (“EU”), India and five other jurisdictions. These trademarks generally can be renewed indefinitely, provided they are being used in commerce.
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
Market and Competition
We sell our suite of services to mortgage servicers, mortgage originators, GSEs, buyers and sellers of homes for investment use and financial services firms. The mortgage and real estate markets are very large and are influenced by macroeconomic factors such as credit availability, interest rates, home prices, inflation, unemployment rates, consumer confidence, natural disasters and pandemics, and responses to such factors.
The markets for services provided to mortgage servicers and mortgage originators are highly competitive and generally consist of national companies, in-house providers and a large number of regional and local providers. We typically compete based upon product and service awareness and offerings, product performance and service delivery, quality and control environment, technology integration and support, national coverage, price, financial strength, reputation and customer service.
The markets for services provided to buyers and sellers of home for investment are highly competitive and generally consist of several national companies, a large number of regional and local providers and start-up companies. We typically compete based upon product and service awareness and offerings, product performance and service delivery, national coverage, ease of transacting, price, quality and control environment, technology integration and support, customer service and personal service.
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
•The maturity date of the term loans under the Amended Credit Agreement is April 30, 2025
•If the amount of par paydown that we make on the term loans (excluding amortization and other required payments) in the aggregate using proceeds from issuances of equity interest or from junior indebtedness prior to February 14, 2024 ("Aggregate Paydowns”) is equal to or greater than $30 million, then (subject to the representations and warranties being true and correct as of such date and there being no default or event of default being in existence as of such date) the maturity date of the term loans may be extended to April 30, 2026, at our option subject to Company's payment of a 2% payment-in-kind extension fee.
•The principal amortization of the term loans under the Amended Credit Agreement is 1.00% per year through April 30, 2025 and, if the maturity date is extended, 1% per month during the 12 month extension period.
•The interest rate on the term loans will initially be Secured Overnight Financing Rate (“SOFR”) plus 5.00% per annum payable in cash plus 5.00% per annum payable in kind (“PIK”). The PIK component of the interest rate is subject to adjustment based on the amount of Aggregate Paydowns as set forth in the table below:

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
•If, as of the end of any calendar quarter, (i) our amount of unencumbered cash and cash equivalents on a consolidated basis plus (ii) the undrawn commitment amount under our revolving credit facility is, or is forecast as of the end of the immediately subsequent calendar quarter to be, less than $35 million, then up to 2.00% in interest otherwise payable in cash in the following quarter may be paid in kind at our election
•The lenders under the Amended Credit Agreement received warrants (the “Warrants”) to purchase 3,223,851 shares of Altisource common stock (the “Warrant Shares”). The number of Warrant Shares is subject to reduction based on the amount of Aggregate Paydowns as set forth in the table below.

Aggregate Paydowns	Warrant Shares
Less than $20 million	3,223,851
$20 million+ but less than below	2,578,743
$30 million+	1,612,705
•The exercise price per share of common stock under each Warrant is equal to $0.01. The Warrants may be exercised at any time on and after February 14, 2024 and prior to their expiration date. The Warrants are exercisable on a cashless basis and are subject to customary anti-dilution provisions. The Warrants, if not previously exercised or terminated, will be automatically exercised on May 22, 2027. The Warrants are subject to a lock-up agreement, subject to customary exceptions, ending on February 16, 2024
•The lenders under the Amended Credit Agreement were paid an amendment fee equal to 1.0%, substantially all of which was paid in cash at closing
•Various of the affirmative and negative covenants, mandatory prepayments, events of default and other terms to which we are subject under the Amended Credit Agreement have been modified including in many cases to be more restrictive or to reduce certain permissions previously available to us
•Based on the $30 million of Aggregate Paydowns made by Company during the year ended December 31, 2023, the maturity date may be extended to April 30, 2026 at the Company's option (subject to conditions described above), the PIK component of the interest rate decreased to 3.75%, the number of Warrant Shares decreased to 1,612,705 and there is no contractual amortization due until the April 30, 2025 maturity date. If the maturity date is extended to April 30, 2026, the Company is required to make mandatory repayments of $5.2 million in the first quarter of 2026 with the remaining balance due at the April 2026 maturity
•As of December 31, 2023 the outstanding amount of our SSTL was $224.1 million.
Revolver Amendment
On February 9, 2023, we entered into Amendment No. 1 (the “First Revolver Amendment”) to our revolving credit facility (the “Revolver”) effective February 14, 2023. The First Revolver Amendment establishes the credit available under our revolving credit facility at $15 million, extends the facility termination and maturity date to coincide with the maturity date of the term loans under the Amended Credit Agreement, and increases the interest rate under our revolving credit facility to 10% per annum payable in cash and 3% per annum PIK. A usage fee of $0.75 million will be payable upon the initial drawing under our revolving credit facility following the effectiveness of the First Revolver Amendment. Our revolving credit facility is secured by a first-priority lien on substantially all of our assets, which lien will be pari passu with liens securing the term loans under the Amended Credit Agreement, and our revolving credit facility will continue to be guaranteed by Altisource and substantially all of our material subsidiaries. As of December 31, 2023, there are no outstanding amounts under the First Revolver Amendment and the First Amendment Revolver has never been drawn.

Employees
As of December 31, 2023, we had the following number of employees:

	United States	India	Uruguay	Luxembourg	Consolidated Altisource

Total employees	187	810	66	8	1,071
Seasonality
Certain of our revenues can be impacted by seasonality. More specifically, revenues from property sales, loan originations and certain property preservation services in Field Services typically tend to be at their lowest level during the fall and winter months and at their highest level during the spring and summer months. However, as a result of the COVID-19 pandemic and related measures and the rapid rise in mortgage interest rates, the seasonal impact to revenue may not follow historical patterns.
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

Summary
•We may experience a significant and extended reduction in the demand for our default-related services due to the continued low number of residential mortgage foreclosures, extended time periods from foreclosure starts to sales, the reduction in rates of foreclosures starts converting to foreclosure sales and reduced supply of Real Estates Owned inventory resulting from loss mitigation and borrower relief measures, fiscal policies, and other relevant economic conditions.
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
•We may not successfully detect fraudulent activity, which could impact our services, our clients or third parties and could adversely affect our reputation and our results of operations.
•The Company’s databases contain our proprietary information, the proprietary information of third parties and personal information of our customers, consumers, vendors and employees. Our failure to comply with applicable information management requirements or best practices or the legal rights of individuals about whom we collect or process personal information, or an unauthorized disclosure or processing of information, or our failure to comply with required disclosures or notifications related to unauthorized disclosure or processing of information, could subject us to adverse publicity, investigations, fines, costly government enforcement actions or private litigation and expenses.
•Our business continuity and disaster recovery plans and other adjustments to business may not be sufficient to anticipate impacts of, or address or adequately recover from, business interruptions or a pandemic.
•The insurance underwriting loss limitation methods we use may not be effective or sufficient.
•Under certain material agreements to which we are currently a party or into which we may enter in the future, the formation by shareholders of Altisource of a “group” with beneficial ownership of a defined percentage of the combined voting power or economic interest of Altisource capital stock exceeding a defined percentage may give rise to a termination event or an event of default.
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
•Business expansion involves potential risks.
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
•Changes to real estate brokerage commission structures or rates paid for residential property transactions could negatively impact us.
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
•Our level of debt and the variable interest rate on our term loan makes us sensitive to the effects of our current financial performance and interest rate increases; our level of debt and provisions in our senior secured term loan and revolving credit facility could limit our ability to react to changes in the economy or our industry.
•Our failure to comply with the covenants or terms contained in our senior secured term loan agreements or our credit facility, including as a result of events beyond our control, could result in an event of default.
•We may be unable to exercise the option to extend the maturity of our loan agreements (Amended Credit Agreement and Revolver) from April 2025 to April 2026. We may be unable to repay or refinance the balance of our loans under the Amended Credit Agreement or Revolver upon maturity, particularly if cash from operations fails to significantly improve, assets are not readily available for sale and sold or we are unable to timely refinance on favorable terms or at all.
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
Risks Related to the COVID-19 Pandemic
We may experience a significant and extended reduction in the demand for our default-related services due to the continued reduction in residential mortgage foreclosures, extended time periods from foreclosure starts to sales, the reduction in rates of foreclosure starts converting to foreclosure sales and reduced supply of REO inventory resulting from loss mitigation and borrower relief measures, fiscal policies, and other relevant economic conditions.
Actions taken by federal, state and local governments, GSEs and mortgage servicers in connection with the COVID-19 pandemic continue to have a profound impact on our business, our customers, and the industries in which we operate. In response to the COVID-19 pandemic, beginning in March 2020, various governmental entities and servicers implemented unprecedented foreclosure and eviction moratoriums, forbearance programs and loss mitigation measures to help mitigate the impact to borrowers and renters (collectively, “Relief Measures”). The Federal government’s foreclosure moratorium expired on July 1, 2021 and the CFPB’s temporary loss mitigation measures expired on December 31, 2021. Despite the expiration of these and certain other governmental measures, we believe servicers are proceeding slowly with foreclosure initiations for borrowers in default. Industrywide foreclosure starts were 4% lower in 2023 compared to 2022, and 31% lower than the same pre-COVID-19 period in 2019. The average length of time loans in foreclosure have been delinquent extended to 34 months in 2023 from 29 months in 2019.
Industrywide foreclosure sales were 8% higher in 2023 compared to 2022, and 46% lower than the same pre-COVID-19 period in 2019. Foreclosure sales as a percentage of foreclosure inventory has declined to 37% in 2023 from 51% in 2019. The decline in foreclosure initiations and foreclosure sales throughout the pandemic, partially offset by the restart of the default market, significantly decreased default related referrals to us and continues to negatively impact virtually all of our default related services revenue.
We anticipate that we will continue to experience significant impacts of the Relief Measures and cannot predict when those impacts may begin to abate. Based on the expirations of certain Relief Measures, we believe the demand for our Default business will grow, but our estimate may not be correct and is subject to macro and micro economic factors that could negatively impact us. We estimate that in today’s environment it typically takes on average two years to convert foreclosure initiations to foreclosure sales and six months to market and sell the REO, but multiple factors could impact this estimate. The extent and duration of the impact of the Relief Measures and societal responses will depend on future developments which remain highly uncertain. As a result, it is difficult to predict the impact on our business and the timing for the recovery of the default market, if it recovers at all.
Volatile or uncertain economic conditions caused by the COVID-19 pandemic and its consequences, as well as governmental fiscal policies and other relevant economic conditions, have and may continue to affect our customers and the markets we serve, causing customers to reduce, defer or eliminate spending on our services.
Risks Related to Our Business and Operations
We earn a significant portion of our revenue in connection with providing services to two customers.
A significant portion of our revenue is earned from providing services to Ocwen and Rithm. If either party substantially reduces the scope or volume of services acquired from us, or otherwise ceases using us as a vendor, it would negatively impact our business. For example, we could experience a reduction in scope or volume of business as a direct or indirect result of the existence or outcome of regulatory matters impacting one or more of these clients, a change in the servicing relationship between these clients, a reduction in the MSRs for which Ocwen or Rithm acts as a servicer or subservicer or controls the rights to designate service providers, or a change in the contractual relationship between Altisource and Ocwen or Rithm. In addition, providing services to these customers affords us the opportunity to provide certain services to third parties and the loss of these customers or reduction in the quantity of services provided to these customers would also result in the loss or reduction of these additional revenue streams. For example, we may have the opportunity to earn commissions or fees from, or we may be able to provide on-line auction services, title insurance and escrow services, or other services to, buyers on certain real estate transactions, and the loss or reduction in the number of these customers would also prevent us from offering these additional services related to the underlying transaction. Customer concentration also exposes us to concentrated credit risk, as a significant portion of our accounts receivable may be from one or both of these customers.
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
On August 28, 2017, Altisource, through its licensed subsidiaries, entered into the Brokerage Agreement with Rithm which extends through August 2025 (“Brokerage Agreement”). Under this agreement and related amendments, Altisource is the exclusive provider (with certain exceptions) of brokerage services for REO associated with the certain MSR through August 2025, irrespective of the subservicer, as long as Rithm owns such MSRs. The Brokerage Agreement may be terminated by Rithm upon the occurrence of certain specified events. Termination events include, but are not limited to, a breach of the terms of the Brokerage Agreement (including, without limitation, the failure to meet performance standards and non-compliance with law in a material respect), the failure to maintain licenses which failure materially prevents performance of the contract, regulatory allegations of non-compliance resulting in an adversarial proceeding against Rithm, voluntary or involuntary bankruptcy, appointment of a receiver, disclosure in a Form 10-K or Form 10-Q that there is significant uncertainty about Altisource’s ability to continue as a going concern, failure to maintain a specified level of cash and an unapproved change of control. Rithm could decide to not renew or extend the term of the Brokerage Agreement upon its termination in August 2025, in which case Rithm may elect to use a brokerage service provider other than the Altisource subsidiaries for some or all of its REO. If any one of these termination events occurs and the Brokerage Agreement is terminated or if the Brokerage Agreement is not renewed or extended, Altisource’s business and results of operations could be adversely affected.
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
We rely on critical technology to provide certain of our services. We rely on our proprietary technology in our Hubzu real estate marketing, Equator, Equator.com, NestRange, LOLA, REALSynergy, RentRange, TrelixTM Connect, Vendorly® and other platforms. Certain of our proprietary technology includes licensed open source and third-party code or may be created or maintained by using artificial intelligence, low-code or other coding techniques that contain inherent risks. We also leverage third-party technology to provide certain of our services, including using third-party order management and billing technology, and using third-party technology to access data or take actions, such as governmental filings, and externally hosted and managed data centers and operating environments. Disruptions, failures, defects or inadequacies in our technology or third-party technology or related services we utilize, delays or errors in developing or maintaining our technology, or acts of vandalism, misuse or malicious use of our solutions, system attacks or the introduction of malicious code in technology we utilize, the use of outdated or unsupported open source or third-party code, or the use of defective, compromised or insecure code may interrupt or delay our ability to provide products or services to our customers, impact our ability to satisfy performance requirements, or cause the loss, corruption or disclosure of data. We may be a target for network hackers or others with malicious intent due to our storage and processing of consumer information as part of providing our services or as a result of operating public-facing technology platforms, including, for example, our Hubzu marketing platform. Any sustained and repeated disruptions in these services may have an adverse impact on our and our customers’ business and results of operations and, in the case of acts of vandalism or introduction of harmful code, could necessitate improvements to our physical and cybersecurity practices that may require an investment of money, time and resources.
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
We may not successfully detect fraudulent activity, which could impact our services, our clients or third parties and could adversely affect our reputation and our results of operations.
Our provision of certain services in connection with real estate-related transactions relies upon information provided by employees and third parties, including our vendors, and upon certain technology systems. The provisions of such services could be negatively impacted by fraudulent or incorrect information provided by employees or third parties. Vulnerabilities in technology systems on which we rely to provide certain services could permit employees or third parties to introduce fraudulent information into those systems or otherwise compromise those systems, impacting our ability to provide services without error. If we are not able to detect that information on which we rely to provide services is inaccurate or fraudulent, or that systems are compromised, we may take actions in providing certain services which could damage third parties or our clients. Employees and third parties have in the past conducted, and may attempt in the future to conduct, fraudulent activity, which may result in, among others, transferring funds to fraudulent actors, paying for services which were not performed or failed to meet applicable requirements, disbursing construction funds when applicable conditions have not been satisfied, selling real estate for below market values, issuing title insurance based on fraudulent ownership documentation, underwriting mortgage applications based on fraudulent information and insuring fraudulent mortgages. Persistent and pervasive fraudulent activity may harm our client relationships and our reputation and could result in financial loss, thereby adversely affecting our business and results of operations.
The Company’s databases contain our proprietary information, the proprietary information of third parties and personal information of our customers, consumers, vendors and employees. Our failure to comply with applicable information management requirements or best practices or the legal rights of individuals about whom we collect or process personal information, or an unauthorized disclosure or processing of information, or our failure to comply with required disclosures or notifications related to unauthorized disclosure or processing of information, could subject us to adverse publicity, investigations, fines, costly government enforcement actions or private litigation and expenses.
As part of our business we collect, store, process, transfer and dispose in tangible and electronic forms customer, consumer, vendor and employee personal information (“PI”). We and our vendors rely on processes that are intended to provide necessary notices, processes and controls regarding the collection, storage, processing and destruction of PI, and to permit subjects to exercise their legal rights concerning their PI in our possession. If those notices, processes or controls are not sufficient, or our processes or controls experience an error or other disruption, we or our vendors may fail to comply with applicable requirements concerning PI. In addition, we rely on the security of our facilities, networks, databases, systems, processes and controls, and, in certain circumstances, third parties, such as vendors, to protect PI. If such facilities, networks, databases, systems, processes and controls, or those of our customers or vendors, are not effective, are outdated or compromised, or do not exist, or if we, our customers or vendors fail to detect or respond to attacks or intrusions, unauthorized parties may gain access to our networks or databases or information, or those of our customers or vendors with which we interconnect or share information, and they may be able to steal, publish, delete, or modify PI. In addition, employees may intentionally or inadvertently process PI in an unauthorized manner or cause data or security breaches that result in unauthorized release of such PI. Further, our efforts to process, delete or destroy PI may not be consistent with our disclosed policies or may not be successful, resulting in the theft or unintentional disclosure of PI, including when disposing of media on which PI may be stored. In such circumstances, our business could be harmed and we could be liable to our customers, employees or vendors, or to regulators, consumers or other parties, as well as be subject to disclosure or notification requirements, and regulatory or other actions for breaching applicable laws, failing to make or provide required disclosures or notifications, or failing to adequately protect such information. This could result in costly investigations and litigation, civil or criminal penalties, large scale remediation requirements, operational changes or other response measures, significant penalties, fines, settlements, costs, consent orders, loss of consumer confidence in our security measures and negative publicity.
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
The insurance underwriting loss limitation methods we use may not be effective or sufficient.
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
Under certain material agreements to which we are currently a party or into which we may enter in the future, the formation by shareholders of Altisource of a “group” with beneficial ownership of a defined percentage of the combined voting power or economic interest of Altisource capital stock exceeding a defined percentage may give rise to a termination event or an event of default.
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
In addition, our Remote Work Environment may result in difficulties creating and maintaining current and accurate records of where our employees are working. Such uncertainty in employee location may subject us to risks related to taxing jurisdictions or maintaining certain licenses.
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
We have significant business relationships with and provide services to Ocwen and to Rithm, and we have business relationships with certain companies in which William C. Erbey has invested. We also have a revolving credit facility with a fund managed by Deer Park Road Management Company L.P. (together with its affiliates and managed funds, “Deer Park”), and Deer Park owns Altisource debt as a lender pursuant to our senior secured term loan agreement, as amended and restated with an effective date of February 14, 2023 (the “Amended Credit Agreement”). Deer Park and William C. Erbey (directly or through trust or investment vehicles in which he has sole voting and investment power) have disclosed that they own equity interests in Altisource representing approximately 16% and 23%, respectively, of Altisource’s outstanding common stock as of December 31, 2023. As of December 31, 2023, Deer Park owned approximately 18% of Altisource’s debt under the Amended Credit Agreement and held 292 thousand warrants received in connection with the February 2023 debt amendment. Certain members of our management and independent members of our Board of Directors (or entities affiliated with such members of the Board of Directors) have direct or beneficial equity interests in one or more of Altisource, Ocwen and Rithm, including in one instance, equity interests in both Ocwen (estimated to be approximately 8%) and Altisource (approximately 16%) as well as debt of both of these companies. Such interests and relationships could create, or appear to create, potential conflicts of interest with respect to matters involving or affecting us and Ocwen, Rithm, Deer Park, William C. Erbey or their affiliates. There can be no assurance that we will implement measures that will enable us to manage such potential conflicts. There can be no assurance that any current or future measures that may be implemented to manage potential conflicts will be effective or that we will be able to manage or resolve all potential conflicts with Ocwen, Rithm, Deer Park, William C. Erbey or their affiliates and, even if we do, that the resolution will be no less favorable to us than if we were dealing with another third-party that has none of the connections we have with Ocwen, Rithm, Deer Park or William C. Erbey. There can be no guarantee that we will be able to continue to implement appropriate measures to manage these potential conflicts of interest.
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
Furthermore, the practice of utilizing labor based in foreign countries has at times come under increased scrutiny in the United States. Governmental authorities could seek to impose financial costs or restrictions on foreign companies providing services to customers in the United States. Governmental authorities may attempt to prohibit or otherwise discourage our United States-based customers from sourcing services from foreign companies and, as a result, some of our customers may require us to use labor based in the United States or cease doing business with Altisource. In addition, some of our customers may require us to use labor based in the United States for other reasons. To the extent that we are required to use labor based in the United States, we may not be able to pass on the increased costs of higher-priced United States-based labor to our customers.

Risks Related to Our Growth Strategy
We may be unable to realize sales represented by our awarded business or sales pipeline.
As part of our business and financial planning, we make assumptions about the quantity and timing of services that our customers and prospective customers will order from us. In many instances, however, our customers may not be obligated to acquire our services or may only be obligated to acquire our services to the extent the customer can make use of such services. Our volume of sales may not materialize to the extent our customers or prospect customers elect to use providers of services other than us, or if economic, industry or company specific conditions exist such that our customers or prospect customers do not require the assumed quantity of services or reduce the fees paid for the services. For example, economic conditions and restrictions instituted by governmental authorities, GSEs, servicers or investors, or the sale, consolidation or failure of current or potential customers, may negatively impact the quantity or timing of customer demand for our services despite the existence of an agreement. Our customers may use more than one provider for given services resulting in such customers varying over time the quantity or mix of services acquired from us versus other providers. Even in cases where our customer contracts require minimum purchases by a customer, we may be unable or we may determine that it is inadvisable for us to seek to enforce or collect upon the contractual minimums.
We may fail to adapt our services to changes in technology or in the marketplace related to mortgage servicing or origination, changing requirements of governmental authorities, GSEs and customers. Customers may seek to reduce reliance upon the number of service providers.
The markets for our services are characterized by constant technological and other changes, our customers’ and competitors’ frequent introduction of new services, and evolving industry standards and government regulations. We are currently in the process of, and from time to time will be, developing and introducing new services and technologies and improvements to existing services and technologies. Our future success will be significantly affected by our ability to complete our current efforts and in the future enhance, our services and technologies, and to develop and introduce new services that address changes in technology or applicable marketplaces or the increasingly sophisticated needs of our customers and their customers, as well as our ability to reduce costs by relying on cloud architecture and other infrastructure advancements. These efforts may include implementing new real estate auction and marketing capabilities, as well as technological and other modifications to increase efficiency and flexibility in supplying our default-related and origination services. These initiatives carry the risks associated with any new technology or service development effort, including cost overruns, delays in delivery and performance effectiveness. There can be no assurance that we will continue with our current efforts and be successful in developing, enhancing, marketing, selling and implementing new and improved technology or services. In addition, we may experience difficulties that could delay or prevent the successful development, enhancement, introduction and marketing of technologies or services. Our technology and services and their enhancements may also not adequately meet the demands of the marketplace or governmental authorities and achieve market acceptance.
Customers of our default-related services and origination services may seek to reduce the number of service providers employed through vendor consolidation, insourcing (providing the services itself) or by other means. Such changes could reduce the demand for our services or control over the prices we are able to charge for our services.
Business expansion involves potential risks.
Entry into new business sectors, expansion beyond our core services, and organic growth initiatives may not result in the anticipated benefits, may take longer or be more costly than expected, which may adversely affect our financial results, ability to conduct investments in other businesses, reputation and growth prospects. We may not accurately identify market needs. New products and services may not function as intended or achieve anticipated rates of market adoption or commercial success. Because of the obligations to maintain a minimum cash threshold in the Cooperative Brokerage Agreement and restrictions in our Amended Credit Agreement, we may not be able to provide adequate funding to new initiatives.
Newly-developed businesses, products, services or initiatives may have lower or negative margins. Growth related investments may increase our costs and lower our margins in the short term and potentially over longer periods. We may not be able to recoup our investments in such initiatives or achieve anticipated financial returns, and such initiatives may negatively impact our ability to identify or pursue other potential opportunities.
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
If faced with an extended period of decline in demand for and revenue from certain of our services as a result of economic conditions, borrower loss mitigation or relief measures, or due to government, GSE, servicer or investor restrictions related to loan delinquencies and foreclosures, including moratoriums on foreclosures and mortgage payment forbearance plans, we may be unable to sufficiently adjust our cost structure, in our operations that provide such impacted services or at the corporate level, to avoid negative impacts to net revenue or profits. We also may be unable to maintain our ability to offer such services in the future. The expiration dates of certain requirements, loss mitigation or relief measures that impact demand for our services may be indefinite or extended in the future making it difficult to predict when such requirements or measures may end. In response to such conditions, we may be required to modify or suspend such operations which could negatively impact our ability to timely respond to an increase in demand for such services or to provide such services in the future, or which could cause us to incur significant expense to restart or scale such services in response to an increase in demand.
Developments that impact residential foreclosures or the supply, sale price or sale of REO could negatively affect demand for certain of our default-related services and negatively impact our ability to meet certain contractual performance metrics.
Reduction in residential foreclosures or the supply or sales of REO in the United States could reduce the demand for and volume of certain of our services, including foreclosure trustee, foreclosure auction, REO asset management, REO property inspection and preservation, real estate brokerage, real estate auction and marketing services, as well as sales of REO, especially in cases where more loans are resolved prior to foreclosure or sold at foreclosure auctions and therefore do not convert to REO. The reduced supply of REO or sales of REO could also impact our ability to meet certain contractually required service metrics, including those metrics tied to satisfying certain conversion percentage requirements as the size of the applicable population declines and the population of REO that remains is often the most difficult to sell. Reduced volumes may make it more difficult to provide services in an economic manner, undermine beneficial efficiencies, and increase the risks and costs of securing vendors to provide required services and products on a smaller scale.
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
Changes to real estate brokerage commission structures or rates paid for residential property transactions could negatively impact us.
Changes to real estate brokerage commission structures or rates paid for residential property transactions as a result of litigation, claims, settlements, governmental regulations or other reasons, which reduce real estate brokerage compensation or limit commission sharing or cooperative commissions amongst among brokerages or brokers, could negatively impact the value of commissions to which we are entitled or receive and could negatively impact certain contractual obligations.
Risks Related to Our Common Stock
We may never pay dividends on our common stock so any returns would be limited to the potential appreciation of our stock.
We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate we will declare or pay any cash dividends for the foreseeable future. In addition, the terms of applicable debt agreements may preclude us from paying dividends. Any return to stockholders will therefore be limited to the potential appreciation of their stock.
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
SEC regulations limit the amount of funds we may raise during any 12-month period pursuant to our shelf registration statement on Form S-3
Our public float was less than $75 million as of the date of filing of this Annual Report on Form 10-K. As a result, under General Instruction I.B.6 to Form S-3, the amount of funds we can raise through primary public offerings of securities, in any 12-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of our common stock held by our non-affiliates. We are subject to this limitation until such time as our public float exceeds $75 million. If we are required to file a new registration statement on another form, we may incur additional costs and be subject to delays due to review by the SEC. As of January 23, 2024, our public float (i.e., the aggregate market value of our outstanding equity securities held by non-affiliates) was approximately $48.8 million, based on 15.3 million shares of outstanding common stock held by non-affiliates and on the closing price of $3.20 per share of our common stock as reported on Nasdaq on January 23, 2024 (a date within 60 days of the date hereof), as calculated in accordance with General Instruction I.B.6 of Form S-3. In addition, during the 12 calendar month period that ends on the date of this filing of this Annual Report on Form 10-K, we had offered and sold $20.1 million of our common stock pursuant to the prospectus supplement dated September 7, 2023. After giving effect to the $16.3 million offering limit imposed by General Instruction I.B.6 of Form S-3, and after deducting the shares we sold within the preceding 12 months, as of the date of filing this Annual Report, we may sell $0 shares of our common stock at this time under our shelf registration statement.
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
Our term loans under the Amended Credit Agreement make us more vulnerable to changes in our results of operations because a portion of our cash flows from operations and current cash on the balance sheet is dedicated to servicing our debt and is not available for other purposes. Our term loans under the Amended Credit Agreement, and the Revolver (amended with an effective date of February 14, 2023) are secured by virtually all of our assets. From time to time, our debt under the Amended Credit Agreement may trade at a substantial discount to face value.
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
•requiring us to use 75% of the first $50 million of net proceeds received from equity issuances or capital contributions to repay debt; and
•placing us at a competitive disadvantage by limiting our ability to invest in our business
Our ability to make payments on our indebtedness depends on our ability to generate cash in the future. As a result of the low default, foreclosure and REO levels and declining origination volumes in the recent rising interest rate environment, our cash flows were and remain severely impacted. There can be no assurance that we will be able to achieve historical levels of revenues and cash flows (adjusted for businesses sold or discontinued). If we do not generate sufficient cash flows and do not have sufficient cash on hand to meet our debt service and working capital requirements, we may need to seek additional financing, raise equity or sell assets, and our ability to take these actions may be limited by the terms of the Amended Credit Agreement, Revolver or the market. We may not be able to refinance our existing indebtedness when it becomes due or obtain alternative financing on terms that are acceptable to us, or at all. Without any such financing, we could be forced to sell assets or reduce costs under unfavorable circumstances to make up for any shortfall in our payment obligations. Even if necessary, we may not be able to sell assets or reduce costs quickly enough or for sufficient amounts to enable us to meet our obligations.

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
Our business and the business of our customers are subject to extensive scrutiny and regulation by federal, state and local governmental authorities including the FTC, the CFPB, the SEC, HUD and state and local agencies, including those which license or oversee certain of our auction, real estate brokerage, mortgage services, trustee services, residential mortgage origination services, title insurance and other insurance services, as well as collection and use of personal information. We also must comply with a number of federal, state and local consumer protection laws. We are subject to various foreign laws and regulations based on our operations or the location of our affiliates as well, including those pertaining to data protection, such as the GDPR. These foreign, federal, state and local requirements can and do change as statutes and regulations are enacted, promulgated or amended. Furthermore, the interpretation or enforcement by regulatory authorities of these requirements may change over time or may not be predictable or consistent with our interpretations or expectations. The creation of new regulatory authorities or changes in the regulatory authorities overseeing applicable laws and regulations may also result in changing interpretation or enforcement of such laws or regulations.
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
Our business activities may be subject to U.S. sanctions laws administered and maintained by the US government, including restrictions or prohibitions on transactions with, or on dealing in funds transfers to/ from certain embargoed jurisdictions (currently, Iran, North Korea, Syria, Cuba, and the Crimea, so-called- Donetsk People’s Republic, and so-called Luhansk People’s Republic regions of Ukraine). We have implemented internet protocol (“IP”) address blocking and screening mechanisms to promote compliance with US sanctions rules and regulations, although the blocking and screening mechanisms may not be able to completely block all unwanted IP access. A determination that we have failed to comply with US sanctions, whether knowingly or inadvertently, could result in the imposition of substantial penalties, including enforcement actions, fines, and civil and/or criminal penalties, and may adversely affect our business.
If we fail to timely make required disclosure filings with the U.S. Department of Treasury Financial Crimes Enforcement Network, we could be subject to fines and penalties.
We operate as a title insurance agent through one or more subsidiaries. As a title insurance agent, we are contractually required by certain insurance underwriters to make Financial Crimes Enforcement Network Currency Transaction Report filings with the U.S. Department of the Treasury in connection with cash real estate transactions in specified United States jurisdictions which satisfy certain requirements (the “Filing Requirements”). Filings pursuant to the Filing Requirements must be made within a specified time period after a subject transaction closes and must be accompanied by certain information concerning the applicable transaction. If our procedures fail to identify transactions which are subject to the Filing Requirements, or if we fail to make required filings or fail to provide the required transaction information, we could be subject to civil, criminal and monetary penalties. The failure to satisfy the Filing Requirements could also cause us to be in breach of our agreements with the title insurance underwriter and could subject us to liability and lead to termination of such agreements.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
The Board of Directors is responsible for the Company’s risk management strategy and overseeing the Company’s risk management program, of which cybersecurity is a critical element. The Chief Strategy and Technology Officer (“CSTO”) and the Chief Information Security Officer (“CISO”) are responsible for designing, implementing and administering the Company’s cybersecurity risk management policies, processes and practices, business continuity planning and disaster recovery functions and activities. The CSTO and CISO meet on a quarterly basis with other members of Management as the Technology and Information Security Committee (“TIS Committee”) to review the Company’s cybersecurity risk management, business continuity planning and disaster recovery strategy and performance.
The Company’s cybersecurity policies, standards, processes, and practices are based on recognized frameworks established by the National Institute of Standards and Technology (“NIST”), the International Organization for Standardization (“ISO”), applicable industry standards, and applicable data privacy and cybersecurity regulations. Annual technology and cybersecurity risk assessments are conducted to identify and evaluate applicable risks and controls designed to address such risks. In general, the Company seeks to identify, assess and manage material cybersecurity risks through a company-wide approach addressing the confidentiality, integrity, and availability of the Company’s information systems and the information that the Company collects and processes.
Cybersecurity Risk Management and Strategy
The Company’s cybersecurity risk management strategy focuses on several areas:
•Identification and Reporting: The Company has controls and procedures designed to identify, assess, manage and respond to cybersecurity threats and incidents, including fulfilling potential public disclosure or reporting requirements as may be applicable.

•Technical Safeguards: The Company implements and maintains technical safeguards designed to protect the Company’s information systems and data from cybersecurity threats, including perimeter and web application firewalls, proxy, intrusion prevention and detection systems, anti-malware, endpoint detection response functionality, data loss prevention systems, security incident event management, geo-blocking and access controls. Such safeguards are generally evaluated through internal security testing, third party penetration testing and vulnerability assessments, as well as outside audits and certifications, and revised as warranted. The Company seeks to comply with the cybersecurity framework guidelines issued by the NIST and ISO.
•Education and Awareness: The Company provides periodic, mandatory training for all levels of employees regarding information security, cybersecurity threats, business continuity planning and disaster recovery to equip Company employees with tools to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes and practices.
•Incident Response and Recovery Planning: The Company’s Security Operations Center (“SOC”), reporting to the CISO, provides 24x7 incident monitoring. If an incident occurs which SOC determines qualifies as a “critical risk” according to predetermined criteria, the SOC engages an incident management team to assist with evaluating, responding to and managing the response of the incident. The Company has established and maintains comprehensive incident identification, containment, response and business continuity plans designed to respond to potential cybersecurity incidents. The Company conducts periodic drills and tabletop exercises to test these.
•Third-Party Risk Management: The Company conducts initial, and on a periodic basis, subsequent risk evaluations of vendors that satisfy certain preestablished criteria classifying such vendors as presenting higher potential cybersecurity risks based upon vendor access to or provision of information systems or data to the Company that present significant potential risks.
The Company conducts periodic assessments of the Company’s policies, standards, processes and practices. Summary results of such assessments are evaluated by the CISO to assist the Company in adjusting its cybersecurity policies, standards, processes and practices; the CISO reviews critical results with the TIS Committee.
Governance
The Board of Directors oversees the Company’s risk management program, including the management of cybersecurity threats. The Board of Directors receives regular reports from the CTSO on cybersecurity threats and the Company’s strategy to manage the risks associated with such threats. The TIS Committee provides Management oversight of the Company’s cybersecurity risk management, business continuity planning and disaster recovery strategy and performance.
To facilitate the success of the Company’s cybersecurity program, cross-functional teams work with the CISO and SOC to address cybersecurity threats and respond to cybersecurity incidents. Through ongoing communications with these teams, the CISO and Management are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents and report such threats and incidents to the Board of Directors, as appropriate.
The CISO has served in various roles in information technology, information security, and business continuity for over 20 years. The CISO holds undergraduate and graduate degrees in Information Systems Management and has attained the professional certification of Certified Information Security Manager from the Information Systems Audit and Control Association.
Material Effects of Cybersecurity Incidents
Previous cybersecurity incidents did not have, and are not reasonably likely to have, a material effect on the Company, including its business strategy, results of operations, or financial condition.
ITEM 2.    PROPERTIES
Our principal executive offices are located in leased office space in Luxembourg, Grand Duchy of Luxembourg. Our principal leased offices in other countries as of December 31, 2023 include two offices in the United States and one office each in India and Uruguay.
We do not own any office facilities. We consider these facilities to be suitable and currently adequate for the management and operations of our businesses.

ITEM 3.    LEGAL PROCEEDINGS
We may become, from time to time, involved in various disputes, litigation, regulatory inquiry, audit, examinations and investigation matters that arise in the course of business. Given the inherent unpredictability of these proceedings, it is possible that future adverse outcomes could have a material adverse effect on our financial condition or results of operations.
Litigation
We are currently involved in legal actions in the course of our business, most of which seek monetary damages. Although the outcome of these proceedings cannot be predicted with certainty, we currently believe that their outcome, both individually and in the aggregate, will not have a material impact on our financial condition, results of operations or cash flows.
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
The number of holders of record of our common stock as of March 1, 2024 was 304. We believe the number of beneficial shareholders is substantially greater than the number of holders as a large portion of our common stock is held through brokerage firms.
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
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2024 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.
Issuer Purchases of Equity Securities
On May 16, 2023, our shareholders approved the renewal and amendment of the share repurchase program previously approved by the shareholders on May 15, 2018. Under the program, we are authorized to purchase up to 3.1 million shares of our common stock, based on a limit of 15% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $25.00 per share, for a period of five years from the date of approval. As of December 31, 2023, approximately 3.1 million shares of common stock remain available for repurchase under the program. There were no purchases of shares of common stock during the years ended December 31, 2023 and 2022. Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of December 31, 2023, we can repurchase up to approximately $116 million of our common stock under Luxembourg law. Under the Amended Credit Agreement, we are not permitted to repurchase shares except for limited circumstances.
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
Consolidated Results of Operations. This section, beginning on page 37, provides an analysis of our consolidated results of operations for the two years ended December 31, 2023 and 2022.
Segment Results of Operations. This section, beginning on page 40, provides analysis of our business segments’ results of operations for the years ended December 31, 2023 and 2022.
Liquidity and Capital Resources. This section, beginning on page 45, provides an analysis of our cash flows for the two years ended December 31, 2023 and 2022. We also discuss restrictions on cash movements, future commitments and capital resources.
Critical Accounting Policies, Estimates and Recent Accounting Pronouncements. This section, beginning on page 48, identifies those accounting principles we believe are most important to our financial results and that require significant judgment and estimates on the part of management in application. We provide all of our significant accounting policies in Note 2 to the accompanying consolidated financial statements.
Other Matters. This section, beginning on page 50, provides a discussion of customer concentration.
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
Technology and SaaS Products
Our Technology and SaaS Products business includes Equator (a SaaS-based technology to manage REO, short sales, foreclosure, bankruptcy and eviction processes), Vendorly Invoice (a vendor invoicing and payment system), RentRange (a single and multi-family rental data, analytics and rent-based valuation solution), REALSynergy (a commercial loan servicing platform), and NestRange (an automated valuation model and analytics solution).

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
Strategy and Core Businesses
We are focused on becoming the premier provider of mortgage and real estate marketplaces and related technology enabled solutions to a broad and diversified customer base of residential real estate and loan investors, servicers, and originators. The real estate and mortgage marketplaces represent very large markets, and we believe our scale and suite of offerings provide us with competitive advantages that could support our growth. As we navigate the continuing unsettled nature of the housing and mortgage servicing markets in the wake of governmental mandates taken in connection with the COVID-19 pandemic and other macro-economic trends, we continue to evaluate our strategy and core businesses and seek to position our businesses to provide long term value to our customers and shareholders.
Each of our business segments provides Altisource the potential to grow and diversify our customer and revenue base. We believe these business segments address very large markets and directly leverage our core competencies and distinct competitive advantages. Our business segments and strategic initiatives follow:
Servicer and Real Estate:
Through our offerings that support residential real estate and loan investors and forward and reverse servicers, we provide a suite of solutions and technologies intended to meet their growing and evolving needs. We are focused on growing referrals from our existing customer base and attracting new customers to our offerings. We have a customer base that includes GSEs, asset managers, and several large bank and non-bank servicers including Ocwen and Rithm. We believe we are one of only a few providers with a broad suite of solutions, nationwide coverage and scalability. Further, we believe we are well positioned to gain market share from existing and new customers if they consolidate to larger, full-service providers or outsource services that have historically been performed in-house.
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
COVID-19 Pandemic Impacts
Actions taken by federal, state and local governments, GSEs and mortgage servicers in connection with the COVID-19 pandemic continue to have a profound impact on our business, our customers, and the industries in which we operate. Despite the expiration of certain such measures, we believe servicers are proceeding slowly with foreclosure initiations for borrowers in default and foreclosure initiations may not convert to foreclosure sales and REO at the same pace as prior to the pandemic due to improved home equity and borrower relief options. The decline in foreclosure initiations and foreclosure sales throughout the pandemic, partially offset by the restart of the default market, significantly decreased default related referrals to Altisource and continues to negatively impact virtually all of Altisource’s default related services revenue.
While we cannot predict whether the default market will return to a pre-pandemic operating environment, we believe the demand for our Default business will grow. We estimate that in today’s environment it typically takes on average two years to convert foreclosure initiations to foreclosure sales and six months to market and sell the REO. The foreclosure timelines could vary significantly based upon, for example, upon the state where the property is located and whether the foreclosure is contested. The REO sale timelines could also vary significantly based upon, for example, the local real estate market, whether the home is located in a redemption state and whether the home is occupied post foreclosure.
During 2022 and 2023, to address lower revenue, we worked to (1) reduce our cost structure, (2) maintain the infrastructure to deliver default related services for our customer base and support the anticipated increase in demand following the expiration of the moratoriums and forbearance plans and CFPB’s rules on temporary loss mitigation measures, and (3) add new Lenders One members, launch new solutions and increase customer adoption of our solutions to accelerate the growth of our origination business.
Share Repurchase Program
On May 16, 2023, our shareholders approved the renewal and amendment of the share repurchase program previously approved by the shareholders on May 15, 2018. Under the program, we are authorized to purchase up to 3.1 million shares of our common stock, based on a limit of 15% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $25.00 per share, for a period of five years from the date of approval. As of December 31, 2023, approximately 3.1 million shares of common stock remain available for repurchase under the program. There were no purchases of shares of common stock during the years ended December 31, 2023 and 2022. Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of December 31, 2023, we can repurchase up to approximately $116 million of our common stock under Luxembourg law. Under the Amended Credit Agreement, we are not permitted to repurchase shares except for limited circumstances.
Ocwen Related Matters
During the year ended December 31, 2023, Ocwen was our largest customer, accounting for 44% of our total revenue. Additionally, 6% of our revenue for the year ended December 31, 2023 was earned on the loan portfolios serviced by Ocwen, when a party other than Ocwen or the MSR owner selected Altisource as the service provider.
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

Ocwen has disclosed that Rithm is a significant client of Ocwen’s. As of December 31, 2023, Ocwen reported that approximately 16% of loans serviced and subserviced by Ocwen (measured in UPB) and approximately 67% of all delinquent loans that Ocwen services were related to Rithm MSRs or rights to MSRs.
The existence or outcome of Ocwen regulatory matters or the termination of Ocwen’s sub-servicing agreements with Rithm or other significant Ocwen clients may have significant adverse effects on Ocwen’s business. For example, Ocwen may be required to alter the way it conducts business, including the parties it contracts with for services, it may be required to seek changes to its existing pricing structure with us, it may lose its non-GSE servicing rights or subservicing arrangements or may lose one or more of its state servicing or origination licenses. Additional regulatory actions or adverse financial developments may impose additional restrictions on or require changes in Ocwen’s business that could require it to sell assets or change its business operations. Any or all of these effects and others could result in our eventual loss of Ocwen as a customer or a reduction in the number and/or volume of services it purchases from us or the loss of other customers.
If any of the following events occurred, Altisource’s revenue could be significantly reduced and our results of operations could be materially adversely affected, including from the possible impairment or write-off of goodwill, intangible assets, property and equipment, other assets and accounts receivable:
•Altisource loses Ocwen as a customer or there is a significant reduction in the volume of services it purchases from us
•Ocwen loses, sells or transfers a significant portion of its GSE or Federal Housing Administration servicing rights or subservicing arrangements or remaining other servicing rights or subservicing arrangements and Altisource fails to be retained as a service provider
•The contractual relationship between Ocwen and Rithm changes significantly, including Ocwen’s sub-servicing arrangement with Rithm expiring without renewal, and this change results in a change in our status as a provider of services related to the Subject MSRs
•Ocwen loses state servicing licenses in states with a significant number of loans in Ocwen’s servicing portfolio
•Ocwen is subject to stays, moratoriums, suspensions or other restrictions that limit or delay default-related actions on the loans it services
•The contractual relationship between Ocwen and Altisource changes significantly or there are significant changes to our pricing to Ocwen for services from which we generate material revenue
•Altisource otherwise fails to be retained as a service provider and/or there is a reduction in referral volumes
The foregoing list is not intended to be exhaustive. Management cannot predict whether any of these events or other events will occur or the amount of any impact they may have on Altisource. We are seeking to diversify and grow our revenue and customer base and we have a sales and marketing strategy to support these efforts. Moreover, in the event one or more of these events materially negatively impact Altisource, we believe the variable nature of our cost structure would allow us to realign our cost structure to address some of the impact to revenue and that current liquidity would be sufficient to meet our working capital, capital expenditures, debt service and other cash needs. There can be no assurance that our plans will be successful or our operations will be profitable.
Factors Affecting Comparability
The following items impact the comparability of our results:
•Industrywide foreclosure initiations were 4% lower in 2023, compared to 2022, and 31% lower than the same pre-COVID-19 period in 2019
•Industrywide foreclosure sales were 8% higher in 2023, compared to 2022, and 46% lower than the same pre-COVID-19 period in 2019
•The interest rate on the Company’s senior secured term loans was 14.24% for the year ended December 31, 2023, compared to 7.67% for the same period in 2022
•On February 14, 2023, Altisource Portfolio Solutions S.A. and its wholly-owned subsidiary, Altisource S.à r.l., entered into Amendment No. 2 to the Credit Agreement. In connection with Amendment No. 2, the Company paid $3.4 million to advisors and recorded these payments as other expense in the consolidated statements of operations and comprehensive loss
•The Company recognized an income tax provision of $3.7 million for the year ended December 31, 2023. The income tax provision for the year ended December 31, 2023 was driven primarily by income tax expense on transfer pricing income from India and the United States, reduction in deferred tax assets related to intangible assets, no tax benefit on the pretax loss from our Luxembourg operating company and uncertain tax positions

•The Company recognized an income tax provision of $5.3 million for the year ended December 31, 2022. The income tax provision for the year ended December 31, 2022 was driven by income tax expense on transfer pricing income from India, no tax benefit on the pretax loss from our Luxembourg operating company, uncertain tax positions and anticipated withholding tax on current year earnings in India

CONSOLIDATED RESULTS OF OPERATIONS
The following is a discussion of our consolidated results of operations for the years ended December 31, 2023 and 2022. For a more detailed discussion of the factors that affected the results of our business segments in these periods, see “Segment Results of Operations” below.
The following table sets forth information on our consolidated results of operations for the years ended December 31:

(in thousands, except per share data)	2023	% Increase (decrease)	2022

Service revenue
Servicer and Real Estate	$107,779	(4)	$112,132
Origination	28,786	(11)	32,364
Total service revenue	136,565	(5)	144,496
Reimbursable expenses	8,273	3	8,039
Non-controlling interests	228	(61)	585
Total revenue	145,066	(5)	153,120
Cost of revenue	115,414	(12)	131,305
Gross profit	29,652	36	21,815
Operating expense (income):
Selling, general and administrative expenses	46,420	(15)	54,755
Loss on sale of business	—	(100)	242
Loss from operations	(16,768)	49	(33,182)
Other income (expense), net:
Interest expense	(36,103)	117	(16,639)
Change in fair value of warrant liability	1,145	N/M	—
Debt amendment costs	(3,410)	N/M	—
Other income (expense), net	2,788	24	2,254
Total other income (expense), net	(35,580)	(147)	(14,385)

Loss before income taxes and non-controlling interests	(52,348)	(10)	(47,567)
Income tax provision	(3,714)	(29)	(5,266)

Net loss	(56,062)	(6)	(52,833)
Net income attributable to non-controlling interests	(228)	(61)	(585)

Net loss attributable to Altisource	$(56,290)	(5)	$(53,418)

Margins:
Gross profit / service revenue	22%		15%
Loss from operations / service revenue	(12)%		(23)%

Loss per share:
Basic	$(2.51)	24	$(3.32)
Diluted	$(2.51)	24	$(3.32)

Weighted average shares outstanding:
Basic	22,418	40	16,070
Diluted	22,418	40	16,070
_____________________________________
N/M — not meaningful.

Revenue
We recognized service revenue of $136.6 million for the year ended December 31, 2023, a 5% decrease compared to the year ended December 31, 2022. The decrease in service revenue for the year ended December 31, 2023 is driven by lower revenue in both segments. Revenue was lower in the Servicer and Real Estate segment from the exit of a low margin customer care business in the fourth quarter 2022 and the apparent decline in a customer’s propensity to order services in two of our lower margin Solutions businesses within the Servicer and Real Estate segment, partially offset by growth in our foreclosure trustee business in the Solutions business within the Servicer and Real Estate segment. Revenue was lower in the Origination segment from the overall market decline in mortgage originations partially offset by Lenders One growth driven by our new reseller products.
We recognized reimbursable expense revenue of $8.3 million for the year ended December 31, 2023, a 3% increase compared to the year ended December 31, 2022. The increase in reimbursable expenses for the year ended December 31, 2023 is primarily driven by an increase in property preservation services in the Solutions business within the Servicer and Real Estate segment partially offset by lower asset resolution and asset management activities in the Marketplace business within the Servicer and Real Estate segment.
Certain of our revenues can be impacted by seasonality. More specifically, revenues from property sales, loan originations and certain property preservation services in Field Services typically tend to be at their lowest level during the fall and winter months and at their highest level during the spring and summer months. However, as a result of the COVID-19 pandemic and related measures and the rapid rise in mortgage interest rates, the seasonal impact to revenue may not follow historical patterns.
Cost of Revenue and Gross Profit
Cost of revenue principally includes payroll and employee benefits associated with personnel employed in customer service, operations and technology roles, fees paid to external providers related to the provision of services, reimbursable expenses, technology and telecommunications costs as well as depreciation and amortization of operating assets.
Cost of revenue consists of the following for the years ended December 31:

(in thousands)	2023	% Increase (decrease)	2022

Outside fees and services	$55,858	—	$55,979
Compensation and benefits	35,396	(26)	48,064
Technology and telecommunications	14,196	(16)	16,937
Reimbursable expenses	8,273	3	8,039
Depreciation and amortization	1,691	(26)	2,286

Total	$115,414	(12)	$131,305
We recognized cost of revenue of $115.4 million for the year ended December 31, 2023, a 12% decrease compared to the year ended December 31, 2022. Compensation and benefits for the year ended December 31, 2023 decreased primarily due to efficiency initiatives and cost savings measures taken in 2022 and 2023. Technology and telecommunications for the year ended December 31, 2023 decreased primarily due to the renegotiation of certain contracts and lower overall headcount. Depreciation and amortization was lower from the completion of the depreciation periods of certain premises and equipment and the reduction in capital expenditures.
Gross profit increased to $29.7 million, representing 22% of service revenue, for the year ended December 31, 2023 compared to $21.8 million, representing 15% of service revenue, for the year ended December 31, 2022. Gross profit as a percentage of service revenue for the year ended December 31, 2023 increased compared to the year ended December 31, 2022 primarily due to margin expansion in both the Servicer and Real Estate segment and the Origination segment from efficiency initiatives and cost savings measures and lower corporate costs as a percentage of revenue.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses includes payroll for personnel employed in executive, sales and marketing, finance, technology, law, compliance, audit, human resources, vendor management, facilities and risk management roles. This category also includes professional services fees, occupancy costs, marketing costs, depreciation and amortization of non-operating assets and other expenses.

SG&A expenses consist of the following for the years ended December 31:

(in thousands)	2023	% Increase (decrease)	2022

Compensation and benefits	$20,879	(9)	$22,973
Professional services	7,885	(32)	11,595
Amortization of intangible assets	5,182	1	5,129
Occupancy related costs	4,917	(2)	5,000
Marketing costs	1,977	(36)	3,107
Depreciation and amortization	701	(39)	1,154
Other	4,879	(16)	5,797

Selling, general and administrative expenses	$46,420	(15)	$54,755
SG&A expenses for the year ended December 31, 2023 of $46.4 million decreased by 15% compared to the year ended December 31, 2022. The decrease for the year ended December 31, 2023 was primarily driven by lower compensation and benefits, professional services and marketing costs. Compensation and benefits and marketing costs for the year ended December 31, 2023 decreased from efficiency initiatives and cost savings measures. Professional services for the year ended December 31, 2023 decreased primarily due to lower legal and litigation fees.
Loss from Operations
Loss from operations was $(16.8) million, representing (12)% of service revenue, for the year ended December 31, 2023 compared to loss from operations of $(33.2) million, representing (23)% of service revenue, for the year ended December 31, 2022. Loss from operations as a percentage of service revenue improved for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily as a result of higher gross profit margins and the percentage reduction in SG&A expenses in excess of the percentage change in revenue.
Other income (expense), net
Other income (expense), net, principally includes interest expense and other non-operating gains and losses.
Other income (expense), net was $(35.6) million for the year ended December 31, 2023 compared to $(14.4) million for the year ended December 31, 2022. The change for the year ended December 31, 2023 was primarily driven by higher interest expense and debt amendment costs, partially offset by a gain on the change in fair value of the warrant liability and higher interest and other income. The higher interest expense was driven by higher interest rates due to the increase in SOFR and the increase in the SOFR spread on our amended SSTL and higher amortization of debt discount and debt issuance and amendment costs.
Income Tax Provision
We recognized an income tax provision of $3.7 million and $5.3 million for the years ended December 31, 2023 and 2022, respectively.
The income tax provision for the year ended December 31, 2023 was driven primarily by income tax expense on transfer pricing income from India and the United States, reduction in deferred tax assets related to intangible assets, no tax benefit on the pretax loss from our Luxembourg operating company and uncertain tax positions.
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
Financial information for our segments was as follows:

	For the year ended December 31, 2023
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$107,779	$28,786	$—	$136,565
Reimbursable expenses	7,688	585	—	8,273
Non-controlling interests	—	228	—	228
	115,467	29,599	—	145,066
Cost of revenue	73,746	27,946	13,722	115,414
Gross profit (loss)	41,721	1,653	(13,722)	29,652
Selling, general and administrative expenses	9,622	7,693	29,105	46,420
Income (loss) from operations	32,099	(6,040)	(42,827)	(16,768)
Total other income (expense), net	—	—	(35,580)	(35,580)

Income (loss) before income taxes and non-controlling interests	$32,099	$(6,040)	$(78,407)	$(52,348)

Margins:
Gross profit (loss) / service revenue	39%	6%	N/M	22%
Income (loss) from operations / service revenue	30%	(21)%	N/M	(12)%
_____________________________________
N/M — not meaningful.

	For the year ended December 31, 2022
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$112,132	$32,364	$—	$144,496
Reimbursable expenses	7,529	510	—	8,039
Non-controlling interests	—	585	—	585
	119,661	33,459	—	153,120
Cost of revenue	81,148	32,052	18,105	131,305
Gross profit (loss)	38,513	1,407	(18,105)	21,815
Selling, general and administrative expenses	12,057	8,825	33,873	54,755
Gain on sale of business	—	—	242	242
Income (loss) from operations	26,456	(7,418)	(52,220)	(33,182)
Total other income (expense), net	4	—	(14,389)	(14,385)

Income (loss) before income taxes and non-controlling interests	$26,460	$(7,418)	$(66,609)	$(47,567)

Margins:
Gross profit (loss) / service revenue	34%	4%	N/M	15%
Income (loss) from operations / service revenue	24%	(23)%	N/M	(23)%
_____________________________________
N/M — not meaningful.

Servicer and Real Estate
Revenue
Revenue by line of business was as follows for the years ended December 31:

(in thousands)	2023	2022	% Increase (decrease)

Service revenue:
Solutions	$67,946	$71,686	(5)
Marketplace	27,878	29,020	(4)
Technology and SaaS Products	11,955	11,426	5
Total service revenue	107,779	112,132	(4)

Reimbursable expenses:
Solutions	3,551	3,203	11
Marketplace	4,137	4,326	(4)
Total reimbursable expenses	7,688	7,529	2

Total revenue	$115,467	$119,661	(4)
We recognized service revenue of $107.8 million for the year ended December 31, 2023, a 4% decrease compared to the year ended December 31, 2022. We also recognized reimbursable expense revenue of $7.7 million for the year ended December 31, 2023, a 2% increase compared to the year ended December 31, 2022. The decrease in service revenue for the year ended December 31, 2023 was driven by the exit of a low margin customer care business within the Solutions business in the fourth quarter 2022 and the apparent decline in a customer’s propensity to order services in two of our lower margin businesses within the Solutions business, partially offset by growth in our foreclosure trustee business in the Solutions business.
Certain of our Servicer and Real Estate businesses are impacted by seasonality. Revenues from property sales and certain property preservation services are generally lowest during the fall and winter months and highest during the spring and summer months. However, as a result of the COVID-19 pandemic and related measures and the rapid rise in mortgage interest rates, the seasonal impact to revenue may not follow historical patterns.
Cost of Revenue and Gross Profit
Cost of revenue consisted of the following for the years ended December 31:

(in thousands)	2023	2022	% Increase (decrease)

Outside fees and services	$35,962	$40,235	(11)
Compensation and benefits	22,214	25,786	(14)
Reimbursable expenses	7,688	7,529	2
Technology and telecommunications	7,138	6,627	8
Depreciation and amortization	744	971	(23)

Cost of revenue	$73,746	$81,148	(9)
Cost of revenue for the year ended December 31, 2023 of $73.7 million decreased by 9% compared to the year ended December 31, 2022.
The decrease in cost of revenue for the year ended December 31, 2023 is primarily driven by lower compensation and benefits primarily due to efficiency initiatives and cost savings measures and outside fees and services from lower revenue, partially offset by higher technology and telecommunications in the Solutions business from a prior year credit received related to the renegotiation of a vendor agreement for property management technologies.
Gross profit increased to $41.7 million, representing 39% of service revenue, for the year ended December 31, 2023 compared to $38.5 million, representing 34% of service revenue, for the year ended December 31, 2022. Gross profit as a percentage of service revenue for the year ended December 31, 2023 increased primarily due to efficiency initiatives and cost savings measures. Our margins can vary substantially depending upon the service revenue mix.
Selling, General and Administrative Expenses
SG&A expenses consisted of the following for the years ended December 31:

(in thousands)	2023	2022	% Increase (decrease)

Amortization of intangible assets	$2,960	$2,970	—
Compensation and benefits	2,311	2,594	(11)
Professional services	1,734	2,711	(36)
Marketing costs	1,258	1,524	(17)
Occupancy related costs	631	931	(32)
Depreciation and amortization	2	12	(83)
Other	726	1,315	(45)

Selling, general and administrative expenses	$9,622	$12,057	(20)
SG&A for the year ended December 31, 2023 of $9.6 million decreased by 20% compared to the year ended December 31, 2022.
The decrease in SG&A for the year ended December 31, 2023 is primarily due to lower professional services, marketing costs, compensation and benefits, occupancy related costs and other expenses. Professional services for the year ended December 31, 2023 decreased primarily due to lower legal fees. Compensation and benefits, occupancy related costs, marketing costs and other expenses for the year ended December 31, 2023 decreased from efficiency initiatives and cost savings measures.
Income from operations
Income from operations increased to $32.1 million, representing 30% of service revenue, for the year ended December 31, 2023 compared to $26.5 million, representing 24% of service revenue, for the year ended December 31, 2022. The increase in operating income as a percentage of service revenue for the year ended December 31, 2023 is primarily the result of higher gross profit margins and a percentage reduction in SG&A in excess of the percentage reduction in revenue.
Origination
Revenue
Revenue by business unit was as follows for the years ended December 31:

(in thousands)	2023	2022	% Increase (decrease)

Service revenue:
Lenders One	$22,644	$20,027	13
Solutions	5,507	11,610	(53)
Technology and SaaS Products	635	727	(13)
Total service revenue	28,786	32,364	(11)

Reimbursable expenses:
Solutions	585	510	15
Total reimbursable expenses	585	510	15

Non-controlling interests	228	585	(61)

Total revenue	$29,599	$33,459	(12)
We recognized service revenue of $28.8 million for the year ended December 31, 2023, an 11% decrease compared to the year ended December 31, 2022. We also recognized reimbursable expense revenue of $0.6 million for the year ended December 31, 2023, a 15% increase compared to the year ended December 31, 2022. The decrease in service revenue in the Origination segment for the year ended December 31, 2023 is primarily driven by the overall market decline in mortgage originations partially offset by Lenders One growth with our new reseller products. The decline in the Solutions business revenue was greater than the overall market decline as a greater percentage of revenue in some of our Solutions businesses was derived from refinance transactions which declined at a greater rate than the overall market.
Cost of Revenue and Gross Profit
Cost of revenue consisted of the following for the years ended December 31:

(in thousands)	2023	2022	% Increase (decrease)

Outside fees and services	$19,896	$15,744	26
Compensation and benefits	6,320	13,955	(55)
Technology and telecommunications	1,108	1,806	(39)
Reimbursable expenses	585	510	15
Depreciation and amortization	37	37	—

Cost of revenue	$27,946	$32,052	(13)
Cost of revenue for the year ended December 31, 2023 of $27.9 million decreased by 13% compared to the year ended December 31, 2022. The decrease in cost of revenue for the year ended December 31, 2023 was primarily driven by the alignment of compensation and benefits and technology and telecommunications with lower service revenue discussed above, partially offset by the increase in outside fees and services from Lenders One revenue growth.
Gross profit increased to $1.7 million, representing 6% of service revenue, for the year ended December 31, 2023 compared to $1.4 million, representing 4% of service revenue, for the year ended December 31, 2022. Gross profit as a percentage of service revenue increased from margin expansion from efficiency initiatives and cost savings measures.
Selling, General and Administrative Expenses
SG&A expenses consisted of the following for the years ended December 31:

(in thousands)	2023	2022	% Increase (decrease)

Compensation and benefits	$2,194	$2,887	(24)
Amortization of intangible assets	2,222	2,159	3
Professional services	894	815	10
Marketing costs	728	1,569	(54)
Occupancy related costs	302	543	(44)
Depreciation and amortization	1	—	N/M
Other	1,352	852	59

Selling, general and administrative expenses	$7,693	$8,825	(13)
_____________________________________
N/M — not meaningful.
SG&A for the year ended December 31, 2023 of $7.7 million decreased by 13% compared to the year ended December 31, 2022. The decrease in SG&A for the year ended December 31, 2023 was primarily due to lower marketing costs and compensation and benefits from efficiency initiatives and cost savings measures and lower occupancy related costs.
Income from Operations
Loss from operations was $(6.0) million, representing (21)% of service revenue, for the year ended December 31, 2023 compared to loss from operations of $(7.4) million, representing (23)% of service revenue, for the year ended December 31, 2022. The improvement in operating loss as a percentage of service revenue for the year ended December 31, 2023 is primarily from higher gross profit margins and from a greater percentage reduction in SG&A expenses than the percentage change in revenue.
Corporate and Others
Cost of Revenue
Cost of revenue consisted of the following for the years ended December 31:

(in thousands)	2023	2022	% Increase (decrease)

Compensation and benefits	$6,862	$8,323	(18)
Technology and telecommunications	5,950	8,504	(30)
Depreciation and amortization	910	1,278	(29)

Cost of revenue	$13,722	$18,105	(24)
Cost of revenue for the year ended December 31, 2023 of $13.7 million decreased by 24% compared to the year ended December 31, 2022. The decrease in cost of revenue for the year ended December 31, 2023 is primarily driven by lower technology and telecommunications and compensation and benefits due to efficiency initiatives and cost savings initiatives.
Selling, General and Administrative Expenses
SG&A in Corporate and Others include costs related to the corporate functions including executive, finance, technology, law, compliance, human resources, vendor management, facilities, risk management and eliminations between reportable segments.
SG&A expenses consisted of the following for the years ended December 31:

(in thousands)	2023	2022	% Increase (decrease)

Compensation and benefits	$16,374	$17,492	(6)
Professional services	5,257	8,069	(35)
Occupancy related costs	3,984	3,526	13
Depreciation and amortization	698	1,142	(39)
Marketing costs	(9)	14	(164)
Other	2,801	3,630	(23)

Selling, general and administrative expenses	$29,105	$33,873	(14)
SG&A for the year ended December 31, 2023 of $29.1 million decreased by 14% compared to the year ended December 31, 2022. The decrease for the year ended December 31, 2023 is primarily driven by lower professional services, compensation and benefits and other expenses. Professional services for the year ended December 31, 2023 decreased due to lower insurance, legal and audit related expenses. The decrease in compensation and benefits was driven by efficiency initiatives and cost savings measures.
Other Income (Expense), net
Other Income (Expense), net principally includes interest expense and other non-operating gains and losses.
Other Income (Expense), net was $(35.6) million for the year ended December 31, 2023 compared to $(14.4) million for the year ended December 31, 2022. The change for the year ended December 31, 2023 was primarily driven by higher interest expense and debt amendment costs, partially offset by a gain on the change in fair value of the warrant liability and higher interest and other income. The higher interest expense was driven by higher interest rates, higher interest rates on our amended SSTL and higher amortization of debt discount and debt issuance and amendment costs.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary source of liquidity has historically been cash flow from operations, cash proceeds from sales of businesses, cash proceeds from the sale of equity securities and cash on hand. However, due to governmental and market responses to the COVID-19 pandemic, revenue has declined significantly. The lower revenue, partially offset by efficiency initiatives and cost savings measures, resulted in negative operating cash flow from operations for the years ended December 31, 2023 and 2022. We believe our anticipated revenue growth from the return of the default market, on-boarding sales wins, and revenue mix together with our reduced cost structure, should help reduce negative operating cash flow. We seek to deploy cash generated in a disciplined manner. Principally, we intend to use cash to develop and grow complementary services and businesses that we believe will generate attractive margins in line with our core capabilities and strategy and fund negative operating cash flow. We also use cash for repayments of our long-term debt and capital investments. In addition, from time to time we consider and evaluate business acquisitions, dispositions, closures, sales of equity securities or other similar actions that are aligned with our strategy.
Senior Secured Term Loans
In April 2018, Altisource Portfolio Solutions S.A. and its wholly-owned subsidiary, Altisource S.à r.l., entered into a credit agreement with Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, and certain lenders (the “Credit Agreement”). Under the Credit Agreement, Altisource borrowed $412 million in the form of the SSTL. Effective February 14, 2023, Altisource Portfolio Solutions S.A. and Altisource S.à r.l. entered into Amendment No. 2 to the Credit Agreement (as amended by Amendment No. 2, the “Amended Credit Agreement”). Altisource Portfolio Solutions S.A. and its subsidiaries, subject to the applicable exclusions in the Amended Credit Agreement, are guarantors on the SSTL (collectively, the “Guarantors”). Effective June 1, 2023, the administrative agent and collateral agent of the Amended Credit Agreement changed to Wilmington Trust, N.A.
The maturity date of the Amended Credit Agreement is April 30, 2025. If Aggregate Paydowns under the Amended Credit Agreement are equal to or greater than $30 million by February 13, 2024, then (subject to the representations and warranties being true and correct as of such date and there being no default or event of default being in existence as of such date) the maturity date of the SSTL may be extended at the Company’s option to April 30, 2026. Such extension is conditioned upon the Company’s payment of a 2% payment-in-kind extension fee on or before April 30, 2025.
During the year ended December 31, 2023, Company made $30 million of Aggregate Paydowns.
All amounts outstanding under the SSTL become due on the earlier of (i) the maturity date, and (ii) the date on which the loans are declared to be due and owing by the administrative agent at the request (or with the consent) of the Required Lenders (as defined in the Amended Credit Agreement; other capitalized terms, unless defined herein, are defined in the Amended Credit Agreement) or as otherwise provided in the Amended Credit Agreement upon the occurrence of any event of default. There are no mandatory repayments of the SSTL, except as set forth herein, until the April 30, 2025 maturity when the balance is due. If the maturity date is extended to April 30, 2026, the Company is required to make mandatory repayments of $5.2 million in the first quarter of 2026 with the remaining balance due at the April 2026 maturity.
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
Through March 29, 2023, the SSTL’s interest rate was the Adjusted Eurodollar Rate plus 4.00%. Beginning March 30, 2023, the SSTL bears interest at rates based upon, at our option, the Secured Overnight Financing Rate (“SOFR”) or the Base Rate, as defined in the Amended Credit Agreement. If the Company selects SOFR, the term loans initially bear interest at a rate per annum equal to SOFR plus 5.00% payable in cash plus 5.00% payable in kind (“PIK”). If the Company selects Base Rate, the loans initially bear interest at a rate per annum equal to the Base Rate plus 4.00% payable in cash plus 5.00% PIK. Base Rate term loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Base Rate and (y) 2.00% plus (ii) 4.00%. The PIK component of the interest rate is subject to adjustment based on the amount of Aggregate Paydowns as set forth in the table below. The PIK component of the interest rate was 3.75% for the six months ended December 31, 2023 and

4.50% for the three months ended June 30, 2023. The interest rate as of December 31, 2023, including the PIK component, was 14.24%.

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
The Amended Credit Agreement includes covenants that restrict or limit, among other things, our ability, subject to certain exceptions and baskets, to incur additional debt, pay dividends and repurchase shares of our common stock. Under the Amended Credit Agreement, we are not permitted to repurchase shares except for limited circumstances. In the event we require additional liquidity, our ability to obtain it may be limited by the Amended Credit Agreement.
As of December 31, 2023, the outstanding principal balance of the SSTL was $224 million.
Revolver
On June 22, 2021 Altisource S.à r.l, a subsidiary of Altisource Portfolio Solutions S.A., entered into a revolving credit facility with a related party, STS Master Fund, Ltd. (“STS”) (the “Revolver”). STS is an investment fund managed by Deer Park. Deer Park owns approximately 16% of Altisource’s common stock as of December 31, 2023 and owns Altisource debt as a lender under the Amended Credit Agreement. Deer Park’s Chief Investment Officer and managing partner was a member of Altisource’s Board of Directors until his resignation on March 1, 2022. The replacement director appointed by the Board of Directors and subsequently elected by shareholders is a current employee of Deer Park. The Revolver was amended effective February 14, 2023 (the “Amended Revolver”). Under the terms of the Amended Revolver, STS will make loans to Altisource from time to time, in amounts requested by Altisource and Altisource may voluntarily prepay all or any portion of the outstanding loans at any time. The Amended Revolver provides Altisource the ability to borrow a maximum amount of $15.0 million. Amounts that are repaid may be re-borrowed in accordance with the limitations set forth below.
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

As of December 31, 2023, there was no outstanding debt under the Amended Revolver and since obtaining the Amended Revolver, the Company has not borrowed any amount under the Amended Revolver.
Cash Flows
The following table presents our cash flows for the years ended December 31:

(in thousands)	2023	% Increase (decrease)	2022

Net cash used in operating activities	$(21,833)	(51)	$(44,888)
Net cash used in investing activities	—	(100)	(767)
Net cash provided by (used in) financing activities	2,976	234	(2,221)
Net decrease in cash, cash equivalents and restricted cash	(18,857)	(61)	(47,876)
Cash, cash equivalents and restricted cash at the beginning of the period	54,273	(47)	102,149

Cash, cash equivalents and restricted cash at the end of the period	$35,416	(35)	$54,273
Cash Flows from Operating Activities
Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net loss. For the year ended December 31, 2023, net cash used in operating activities was $(21.8) million compared to net cash used in operating activities of $(44.9) million for the year ended December 31, 2022. During the year ended December 31, 2023, the decrease in cash used in operating activities was driven by a $17.9 million improvement in cash provided by (used for) working capital and a $11.5 million increase in non-cash interest expense (amortization of debt discount and amortization of debt issuance and amendment costs), partially offset by a $3.2 million increase in net loss and a $2.1 million decrease in non-cash depreciation and deferred income tax expenses. The increase in net loss was primarily due to higher interest expense driven by higher interest rates on our Amended Credit Agreement and debt amendment costs, partially offset by lower corporate costs and higher operating income in the Servicer and Real Estate segment from our cash cost savings measures. The improvement in cash provided by (used for) changes in working capital was primarily driven by the $3.8 million net collection of taxes receivable for the year ended December 31, 2023 compared to a net payment of taxes of $3.3 million for the year ended December 31, 2022, a $2.0 million return of surety bonds, and no cash bonuses paid in the year ended December 31, 2023. Non-cash interest expense increased as a result of the February 2023 Amended Credit Agreement. Operating cash flows can be negatively impacted because of the nature of some of our services and the mix of services provided. Certain services are performed immediately following or shortly after the referral, but the collection of the receivable does not occur until a specific event occurs (e.g., the foreclosure is complete, the REO asset is sold, etc.). Furthermore, lower margin services generate lower income and cash flows from operations. Consequently, our cash flows from operations may not be comparable from one period to another.
Cash Flows from Investing Activities
Cash flows from investing activities generally include additions to premises and equipment and proceeds from the sale of businesses. Net cash used in investing activities was $(0.8) million for the year ended 2022 (no comparable amount for the year ended December 31, 2023). We used $0.9 million for the year ended December 31, 2022 (no comparable amount for the year ended December 31, 2023), for additions to premises and equipment primarily related to the purchase of technology hardware.
Cash Flows from Financing Activities
Cash flows from financing activities primarily included payments of tax withholding on issuance of restricted share units and restricted shares, distributions to non-controlling interests, proceeds from the sale of equity securities, debt repayments and debt amendment costs. Net cash provided by (used in) financing activities were $3.0 million and $(2.2) million for the years ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, we received $38.8 million in proceeds from the issuance of common stock, net of issuance costs and used $30.0 million of the proceeds for repayment of debt. Also during the year ended December 31, 2023, we paid $4.9 million to lenders or others on behalf of the lenders related to the debt amendment. During the years ended December 31, 2023 and 2022, we made payments of $0.5 million and $1.1 million, respectively, to satisfy employee tax withholding obligations on the issuance of restricted share units and restricted shares. These payments were made to tax authorities, at the employees’ direction, to satisfy the employees’ tax obligations rather than issuing a portion of vested restricted share units and restricted shares to employees. In addition, during the years ended December 31, 2023 and 2022, we distributed $0.4 million and $1.1 million, respectively, to non-controlling interests.

Future Uses of Cash
Our significant future liquidity obligations primarily pertain to the maturity of the SSTL under the Amended Credit Agreement, interest expense under the Amended Credit Agreement (see Liquidity section above), and operating lease payments on certain of our premises and equipment.
Significant future uses of cash include the following:

		Payments Due by Period
(in thousands)	Total	2024	2025-2026	2027-2028

Senior secured term loans (1)	$235,741	$—	$235,741	$—
Interest expense payments (2)	31,880	23,752	8,128	—
Lease payments	3,785	1,762	2,023	—

Total	$271,406	$25,514	$245,892	$—

______________________________________
(1)    The outstanding balance of our SSTL as of December 31, 2023 is $224 million and is due on April 30, 2025. If Aggregate Paydowns are equal to or greater than $30 million, then (subject to a payment of a 2% payment-in-kind extension fee on or before April 30, 2025 and subject to the representations and warranties being true and correct as of such date and there being no default or event of default being in existence as of such date) the maturity date of the SSTL may be extended at the Company’s option to April 30, 2026. During the year ended December 31, 2023, Company made $30 million of Aggregate Paydowns. The table herein reflects a maturity of April 2025. The increase in outstanding balance is from the PIK component of our interest expense and is assumed to be paid in kind through the April 2025 maturity date.
(2)    Estimated future interest payments based on the SOFR interest rate as of December 31, 2023 and the April 30, 2025 maturity date. Based on the April 30, 2025 maturity date, no interest expense has been included beyond April 30, 2025.
We anticipate funding future liquidity requirements with a combination of existing cash balances, cash anticipated to be generated by operating activities and, as needed, proceeds from the Amended Revolver. For further information, see Note 11 and Note 22 to the consolidated financial statements.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of escrow arrangements.
We hold customers’ assets in escrow accounts at various financial institutions pending completion of certain real estate activities. These amounts are held in escrow accounts for limited periods of time and are not included in the accompanying consolidated balance sheets. Amounts held in escrow accounts were $21.6 million and $13.2 million as of December 31, 2023 and 2022, respectively.
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
Descriptions of our principal revenue generating activities are as follows:
Servicer and Real Estate
•For property preservation and inspection services and payment management technologies, we recognize transactional revenue when the service is provided
•For vendor management transactions, we recognize revenue over the period during which we perform the services. We use judgment to determine the period over which we recognize revenue for certain of these services
•For loan disbursement review services, we recognize revenue over the period during which we perform the processing services with full recognition upon completion of the disbursements
•For foreclosure trustee services, we recognize revenue over the period during which we perform the related services, with full recognition upon completion and/or recording the related foreclosure deed. We use judgment to determine the period over which we recognize revenue for certain of these services
•For the real estate auction platform, real estate auction and real estate brokerage services, we recognize revenue on a net basis (i.e., commission and/or auction fee, as applicable, on the sale) at the closing of the sale of the REO as we perform services as an agent without assuming the risks and rewards of ownership of the asset and the commission earned on the sale is a fixed percentage or amount
•For SaaS based technology to manage REO, we recognize revenue over the estimated average number of months the REO are on the platform or ratably over the contract period. We generally recognize revenue for professional services as services are provided. We use judgment to determine the period over which we recognize revenue for certain of these services
•For loan servicing technologies, we generally recognize revenue based on the number of loans on the system. We generally recognized revenue from professional services as services are provided. We use judgment to determine the period over which we recognize revenue for certain of these services
•Reimbursable expenses revenue related to property preservation and inspection services, real estate sales, title services and foreclosure trustee services is included in revenue with an equal amount recognized in cost of revenue. These amounts are recognized on a gross basis, principally because generally we have control over selection of vendors and the vendor relationships are with us, rather than with our customers
Origination
•For the majority of the services we provide, we recognize transactional revenue when the service is provided. We recognize membership fees from Lender One members ratably over the term of membership
•For vendor management oversight SaaS, we recognize revenue over the period during which we perform the services. We use judgment to determine the period over which we recognize revenue for certain of these services.
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
OTHER MATTERS
Customer Concentration
Ocwen
Revenue from Ocwen primarily consists of revenue earned from the loan portfolios serviced and subserviced by Ocwen when Ocwen engages us as the service provider, and revenue earned directly from Ocwen, pursuant to the Ocwen Services Agreements. For the years ended December 31, 2023 and 2022, we recognized revenue from Ocwen of $63.2 million and $63.5 million, respectively. Revenue from Ocwen as a percentage of segment and consolidated revenue was as follows:

	2023	2022

Servicer and Real Estate	55%	53%
Origination	—%	—%
Corporate and Others	—%	—%
Consolidated revenue	44%	41%

We earn additional revenue related to the portfolios serviced and subserviced by Ocwen when a party other than Ocwen or the MSRs owner selects Altisource as the service provider. For the years ended December 31, 2023 and 2022, we recognized $9.2 million and $9.5 million, respectively, of such revenue. These amounts are not included in deriving revenue from Ocwen and revenue from Ocwen as a percentage of revenue discussed above.
As of December 31, 2023, accounts receivable from Ocwen totaled $3.4 million, $2.2 million of which was billed and $1.2 million of which was unbilled. As of December 31, 2022, accounts receivable from Ocwen totaled $4.0 million, $3.2 million of which was billed and $0.8 million of which was unbilled.
Rithm
Ocwen has disclosed that Rithm is a significant client of Ocwen’s. As of December 31, 2023, Ocwen reported that approximately 16% of loans serviced and subserviced by Ocwen (measured in UPB) and approximately 67% of all delinquent loans that Ocwen services were related to Rithm MSRs or rights to MSRs.
Rithm purchases brokerage services for REO exclusively from us, irrespective of the subservicer, subject to certain limitations, for certain MSRs set forth in and pursuant to the terms of a Cooperative Brokerage Agreement, as amended, and related letter agreement (collectively, the “Brokerage Agreement”) with terms extending through August 2025.
For the years ended December 31, 2023 and 2022, we recognized revenue from Rithm of $2.8 million and $3.2 million, respectively, under the Brokerage Agreement. For the years ended December 31, 2023 and 2022, we recognized additional revenue of $12.6 million and $13.0 million, respectively, relating to the Subject MSRs when a party other than Rithm selects Altisource as the service provider.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Our financial market risk consists primarily of interest rate and foreign currency exchange rate risk.
Interest Rate Risk
Under the terms of the Amended Credit Agreement, the initial interest rate charged on the SSTL is SOFR (as defined in the Amended Credit Agreement), with a minimum floor of 1.00%, plus 5.00% paid in cash plus 5.00% PIK. Based on par paydowns of $30 million during the year ended December 31, 2023, the PIK component was reduced to 3.75% and may be further reduced on a prospective basis based on the Aggregate Paydowns made prior to February 14, 2024.
Based on the principal amount outstanding and SOFR as of December 31, 2023, a one percentage point increase in SOFR above the minimum floor would increase our annual interest expense by approximately $2.2 million. There would be a $2.2 million decrease in our annual interest expense if there was a one percentage point decrease in SOFR.
Currency Exchange Risk
We are exposed to currency risk from potential changes in currency values of our non-United States dollar denominated expenses, assets, liabilities and cash flows. Our most significant currency exposure relates to the Indian rupee. Based on expenses incurred in Indian rupees for the year ended December 31, 2023, a one percentage point increase or decrease in value of the Indian rupee in relation to the United States dollar would increase or decrease our annual expenses by approximately $0.1 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Altisource Portfolio Solutions S.A.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Altisource Portfolio Solutions S.A. and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, equity (deficit), and cash flows for the years then ended and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Accounting for Income Taxes
As described in Notes 2 and 20 to the financial statements, the Company is subject to income taxes in the United States and a number of foreign jurisdictions. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties. The Company recorded $5.0 million of net deferred tax assets, $9.0 million of net deferred tax liabilities, and $18.1 million of total unrecognized tax benefits, including interest and penalties, as of December 31, 2023. The Company also recorded a $3.7 million income tax provision for the year ending December 31, 2023.
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
•With the assistance of our tax professionals, including international tax professionals, we:
–Evaluated the reasonableness of management’s estimates by considering the application of foreign tax jurisdiction laws and regulations;
–Evaluated the transfer pricing analyses provided by the Company and tested certain transfer pricing computations;
–Evaluated the completeness of uncertain tax positions and the reasonableness of the outcomes and measurements.

/s/ RSM US LLP
We have served as the Company’s auditor since 2022.
Jacksonville, Florida
March 7, 2024

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$32,522	$51,025
Accounts receivable, net of allowance for doubtful accounts of $3,123 and $4,363, respectively	11,682	12,989
Prepaid expenses and other current assets	11,336	23,544
Total current assets	55,540	87,558

Premises and equipment, net	1,709	4,222
Right-of-use assets under operating leases	3,379	5,321
Goodwill	55,960	55,960
Intangible assets, net	26,548	31,730
Deferred tax assets, net	4,992	5,048
Other assets	6,730	5,429

Total assets	$154,858	$195,268

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$30,088	$33,507
Deferred revenue	3,195	3,711
Other current liabilities	2,477	2,867
Total current liabilities	35,760	40,085

Long-term debt	215,615	245,493
Deferred tax liabilities, net	9,028	9,028
Other non-current liabilities	19,510	19,536

Commitments, contingencies and regulatory matters (Note 22)

Deficit:
Common stock ($1.00 par value; 100,000 shares authorized, 29,963 issued and 26,496 outstanding as of December 31, 2023; 25,413 issued and 16,129 outstanding as of December 31, 2022)	29,963	25,413
Additional paid-in capital	177,278	149,348
(Accumulated deficit) retained earnings	(180,162)	118,948
Treasury stock, at cost (3,467 shares as of December 31, 2023 and 9,284 shares as of December 31, 2022)	(152,749)	(413,358)
Altisource deficit	(125,670)	(119,649)

Non-controlling interests	615	775
Total deficit	(125,055)	(118,874)

Total liabilities and deficit	$154,858	$195,268
See accompanying notes to consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	For the years ended December 31,
	2023	2022

Revenue	$145,066	$153,120
Cost of revenue	115,414	131,305

Gross profit	29,652	21,815
Operating expense (income):
Selling, general and administrative expenses	46,420	54,755
Loss on sale of business	—	242

Loss from operations	(16,768)	(33,182)
Other income (expense), net:
Interest expense	(36,103)	(16,639)
Change in fair value of warrant liability	1,145	—
Debt amendment costs	(3,410)	—
Other income (expense), net	2,788	2,254
Total other income (expense), net	(35,580)	(14,385)

Loss before income taxes and non-controlling interests	(52,348)	(47,567)
Income tax provision	(3,714)	(5,266)

Net loss	(56,062)	(52,833)
Net income attributable to non-controlling interests	(228)	(585)

Net loss attributable to Altisource	$(56,290)	$(53,418)

Loss per share:
Basic	$(2.51)	$(3.32)
Diluted	$(2.51)	$(3.32)

Weighted average shares outstanding:
Basic	22,418	16,070
Diluted	22,418	16,070

Comprehensive loss:
Comprehensive loss, net of tax	(56,062)	(52,833)
Comprehensive income attributable to non-controlling interests	(228)	(585)

Comprehensive loss attributable to Altisource	$(56,290)	$(53,418)
See accompanying notes to consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Consolidated Statements of Equity (Deficit)
(in thousands)

	Altisource Deficit
	Common stock		Additional paid-in capital	(Accumulated deficit) retained earnings	Treasury stock, at cost	Non-controlling interests	Total
	Shares

Balance, January 1, 2022	25,413	$25,413	$144,298	$186,592	$(426,445)	$1,272	$(68,870)

Net loss	—	—	—	(53,418)	—	585	(52,833)
Distributions to non-controlling interest holders	—	—	—	—	—	(1,082)	(1,082)
Share-based compensation expense	—	—	5,050	—	—	—	5,050
Issuance of restricted share units and restricted shares	—	—	—	(9,747)	9,747	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(4,479)	3,340	—	(1,139)

Balance, December 31, 2022	25,413	25,413	149,348	118,948	(413,358)	775	(118,874)

Net loss	—	—	—	(56,290)	—	228	(56,062)
Distributions to non-controlling interest holders	—	—	—	—	—	(388)	(388)
Reclassification of warrant liability to equity	—	—	6,951	—	—	—	6,951
Share-based compensation expense	—	—	5,068	—	—	—	5,068
Issuance of common stock, net of issuance costs	4,550	4,550	15,911	—	—	—	20,461
Sale of treasury stock, net of transaction costs	—	—	—	(228,322)	246,643	—	18,321
Issuance of restricted share units and restricted shares	—	—	—	(10,071)	10,071	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(4,427)	3,895	—	(532)

Balance, December 31, 2023	29,963	$29,963	$177,278	$(180,162)	$(152,749)	$615	$(125,055)
See accompanying notes to consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Consolidated Statements of Cash Flows
(in thousands)

	For the years ended December 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(56,062)	$(52,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,392	3,440
Amortization of right-of-use assets under operating leases	1,771	2,730
Amortization of intangible assets	5,182	5,129
PIK accrual	6,881	—
Share-based compensation expense	5,068	5,050
Bad debt expense	858	885
Amortization of debt discount	3,777	661
Amortization of debt issuance costs	2,446	932
Deferred income taxes	45	1,098
Loss on disposal of fixed assets	121	10
Loss on sale of business	—	242
Change in fair value of warrant liability	(1,145)	—
Changes in operating assets and liabilities:
Accounts receivable	449	4,134
Prepaid expenses and other current assets	12,231	(1,922)
Other assets	(1,667)	341
Accounts payable and accrued expenses	(3,419)	(12,964)
Current and non-current operating lease liabilities	(1,777)	(2,911)
Other current and non-current liabilities	1,016	1,090
Net cash used in operating activities	(21,833)	(44,888)

Cash flows from investing activities:
Additions to premises and equipment	—	(863)
Proceeds from the sale of business	—	346
Other investing activities	—	(250)
Net cash used in investing activities	—	(767)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	20,461	—
Proceeds from sale of treasury stock, net of transaction costs	18,321	—
Debt issuance and amendment costs	(4,886)	—
Repayments of long-term debt	(30,000)	—
Distributions to non-controlling interests	(388)	(1,082)
Payments of tax withholding on issuance of restricted share units and restricted shares	(532)	(1,139)
Net cash provided by (used in) financing activities	2,976	(2,221)

Net decrease in cash, cash equivalents and restricted cash	(18,857)	(47,876)
Cash, cash equivalents and restricted cash at the beginning of the period	54,273	102,149

Cash, cash equivalents and restricted cash at the end of the period	$35,416	$54,273

Supplemental cash flow information:
Interest paid	$22,876	$14,962
Income taxes (refunded) paid, net	(3,775)	3,299
Acquisition of right-of-use assets with operating lease liabilities	500	920
Reduction of right-of-use assets from operating lease modifications or reassessments	(671)	(463)

Non-cash investing and financing activities:
Net decrease in payables for purchases of premises and equipment	$—	$(64)
Warrants issued in connection with Amended Credit Agreement	8,096	—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets and the consolidated statements of cash flows as of December 31:
	2023	2022

Cash and cash equivalents	$32,522	$51,025
Restricted cash	2,894	3,248
Total cash, cash equivalents and restricted cash reported in the statements of cash flows	$35,416	$54,273
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
The management agreement between MPA and Lenders One, pursuant to which MPA is the management company, represents a variable interest in a variable interest entity. MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact the cooperative’s economic performance and the right to receive benefits from the cooperative. As a result, Lenders One is presented in the accompanying consolidated financial statements on a consolidated basis and the interests of the members are reflected as non-controlling interests. As of December 31, 2023, Lenders One had total assets of $0.4 million and total liabilities of $0.6 million. As of December 31, 2022, Lenders One had total assets of $1.2 million and total liabilities of $1.1 million.
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
Defined Contribution 401(k) Plan
Some of our employees participate in a defined contribution 401(k) plan under which we may make matching contributions equal to a discretionary percentage determined by us. We recorded expenses of $0.2 million and $0.2 million for the years ended December 31, 2023 and 2022, respectively, related to our discretionary contributions.
Revenue Recognition
We recognize revenue when we satisfy a performance obligation by transferring control of a product or service to a customer in an amount that reflects the consideration that we expect to receive. This revenue can be recognized at a point in time or over time. We invoice customers based on our contractual arrangements with each customer, which may not be consistent with the period that revenues are recognized. When there is a timing difference between when we invoice customers and when revenues are recognized, we record either a contract asset (unbilled accounts receivable) or a contract liability (deferred revenue or other current liabilities), as appropriate. A description of our principal revenue generating activities are as follows:
Servicer and Real Estate
•For property preservation and inspection services and payment management technologies, we recognize transactional revenue when the service is provided.
•For vendor management transactions, we recognize revenue over the period during which we perform the services. We use judgment to determine the period over which we recognize revenue for certain of these services
•For loan disbursement review services, we recognize revenue over the period during which we perform the processing services with full recognition upon completion of the disbursements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
•For foreclosure trustee services, we recognize revenue over the period during which we perform the related services, with full recognition upon completion and/or recording the related foreclosure deed. We use judgment to determine the period over which we recognize revenue for certain of these services.
•For the real estate auction platform, real estate auction and real estate brokerage services, we recognize revenue on a net basis (i.e., the commission on the sale) at the closing of the sale of the REO as we perform services as an agent without assuming the risks and rewards of ownership of the asset and the commission earned on the sale is a fixed percentage or amount.
•For SaaS based technology to manage REO, we recognize revenue over the estimated average number of months the REO are on the platform or ratably over the contract period. We generally recognize revenue for professional services as services are provided. We use judgment to determine the period over which we recognize revenue for certain of these services
•For loan servicing technologies, we generally recognize revenue based on the number of loans on the system. We generally recognized revenue from professional services as services are provided. We use judgment to determine the period over which we recognize revenue for certain of these services
•Reimbursable expenses revenue related to property preservation and inspection services, real estate sales title services and foreclosure trustee services is included in revenue with an equal amount recognized in cost of revenue. These amounts are recognized on a gross basis, principally because generally we have control over selection of vendors and the vendor relationships are with us, rather than with our customers.
Origination
•For the majority of the services we provide, we recognize transactional revenue when the service is provided. We recognize membership fees from Lender One members ratably over the term of membership.
•For vendor management oversight software-as-a-service (“SaaS”), we recognize revenue over the period during which we perform the services. We use judgment to determine the period over which we recognize revenue for certain of these services
Share-Based Compensation
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
Future Adoption of New Accounting Pronouncement
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses that are part of an entity’s segment measure of profit or loss and regularly provided to the chief operating decision maker. In addition, it adds or makes clarifications to other segment-related disclosures, such as clarifying that the disclosure requirements in ASC 280 are required for entities with a single reportable segment and that an entity may disclose multiple measures of segment profit and loss. This standard will be effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption of this standard is permitted. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard amends the Codification to enhance the transparency and decision usefulness of income tax disclosures, to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This standard will be effective for annual periods beginning after December 15, 2024. Early adoption of this standard is permitted. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements.
NOTE 3 — CUSTOMER CONCENTRATION
Ocwen
Ocwen Financial Corporation (together with its subsidiaries, “Ocwen”) is a residential mortgage loan servicer of mortgage servicing rights (“MSRs”) it owns, including those MSRs in which others have an economic interest, and a subservicer of loans owned by others.
During the year ended December 31, 2023, Ocwen was our largest customer, accounting for 44% of our total revenue. Ocwen purchases certain mortgage services from us under the terms of services agreements and amendments thereto (collectively, the “Ocwen Services Agreements”) with terms extending through August 2030. Certain of the Ocwen Services Agreements contain a “most favored nation” provision and also grant the parties the right to renegotiate pricing, among other things.
Revenue from Ocwen primarily consists of revenue earned from the loan portfolios serviced and subserviced by Ocwen when Ocwen engages us as the service provider, and revenue earned directly from Ocwen, pursuant to the Ocwen Services Agreements. For the years ended December 31, 2023 and 2022, we recognized revenue from Ocwen of $63.2 million and $63.5 million, respectively. Revenue from Ocwen as a percentage of segment and consolidated revenue was as follows for the years ended December 31:

	2023	2022

Servicer and Real Estate	55%	53%
Origination	—%	—%
Corporate and Others	—%	—%
Consolidated revenue	44%	41%
We earn additional revenue related to the portfolios serviced and subserviced by Ocwen when a party other than Ocwen or the MSRs owner selects Altisource as the service provider. For the years ended December 31, 2023 and 2022, we recognized $9.2 million and $9.5 million, respectively, of such revenue. These amounts are not included in deriving revenue from Ocwen and revenue from Ocwen as a percentage of revenue discussed above.
As of December 31, 2023, accounts receivable from Ocwen totaled $3.4 million, $2.2 million of which was billed and $1.2 million of which was unbilled. As of December 31, 2022, accounts receivable from Ocwen totaled $4.0 million, $3.2 million of which was billed and $0.8 million of which was unbilled.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
Rithm
Rithm Capital Corp. (individually, together with one or more of its subsidiaries or one or more of its subsidiaries individually, “Rithm”) (formerly New Residential Investment Corp.) is an asset manager focused on the real estate and financial services industries.
Ocwen has disclosed that Rithm is a significant client of Ocwen’s. As of December 31, 2023, Ocwen reported that approximately 16% of loans serviced and subserviced by Ocwen (measured in unpaid principal balance (“UPB”)) and approximately 67% of all delinquent loans that Ocwen services were related to Rithm MSRs or rights to MSRs (the “Subject MSRs”).
Rithm purchases brokerage services for real estate owned (“REO”) exclusively from us, irrespective of the subservicer, subject to certain limitations, for certain MSRs set forth in and pursuant to the terms of a Cooperative Brokerage Agreement, as amended, and related letter agreement (collectively, the “Brokerage Agreement”) with terms extending through August 2025.
For the years ended December 31, 2023 and 2022, we recognized revenue from Rithm of $2.8 million and $3.2 million, respectively, under the Brokerage Agreement. For the years ended December 31, 2023 and 2022, we recognized additional revenue of $12.6 million and $13.0 million, respectively, relating to the Subject MSRs when a party other than Rithm selects Altisource as the service provider.
NOTE 4 — ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consists of the following as of December 31:

(in thousands)	2023	2022

Billed	$9,826	$11,993
Unbilled	4,979	5,359
	14,805	17,352
Less: Allowance for credit losses	(3,123)	(4,363)

Total	$11,682	$12,989
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
Changes in the allowance for expected credit losses consist of the following:

		Additions
(in thousands)	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts Note(1)	Deductions Note(2)	Balance at End of Period

Allowance for expected credit losses:

Year ended December 31, 2023	$4,363	$858	$—	$2,098	$3,123
Year ended December 31, 2022	5,297	885	(260)	1,559	4,363

______________________________________
(1) Primarily includes amounts previously written off which were credited directly to this account when recovered.
(2) Amounts written off as uncollectible or transferred to other accounts or utilized.
NOTE 5 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following as of December 31:

(in thousands)	2023	2022

Prepaid expenses	$3,722	$5,165
Income taxes receivable	325	7,031
Indemnity escrow receivable from Pointillist sale	3,201	3,223
Maintenance agreements, current portion	1,327	1,498
Surety bond collateral	—	4,000
Restricted cash	23	—
Other current assets	2,738	2,627

Total	$11,336	$23,544
NOTE 6 — PREMISES AND EQUIPMENT, NET
Premises and equipment, net consists of the following as of December 31:

(in thousands)	2023	2022

Computer hardware and software	$46,519	$49,339
Leasehold improvements	1,011	5,794
Furniture and fixtures	102	3,832
Office equipment and other	17	346
	47,649	59,311
Less: Accumulated depreciation and amortization	(45,940)	(55,089)

Total	$1,709	$4,222
Depreciation and amortization expense amounted to $2.4 million and $3.4 million for the years ended December 31, 2023 and 2022, respectively, and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying consolidated statements of operations and comprehensive loss.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
Premises and equipment, net consist of the following by country as of December 31:

(in thousands)	2023	2022

Luxembourg	$1,131	$2,455
India	492	1,129
United States	64	586
Uruguay	22	52

Total	$1,709	$4,222
NOTE 7 — RIGHT-OF-USE ASSETS UNDER OPERATING LEASES, NET
Right-of-use assets under operating leases, net consists of the following as of December 31:

(in thousands)	2023	2022

Right-of-use assets under operating leases	$7,242	$11,808
Less: Accumulated amortization	(3,863)	(6,487)

Total	$3,379	$5,321
Amortization of operating leases was $1.8 million and $2.7 million for the years ended December 31, 2023 and 2022, respectively, and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying consolidated statements of operations and comprehensive loss.
NOTE 8 — GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following is a summary of goodwill by segment:

(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Total

Balance as of December 31, 2023 and 2022	$30,681	$25,279	$—	$55,960
We determined that each reportable segment represents a reporting unit. Goodwill was allocated to each reporting unit based on the relative fair value of each of our reporting units.
Intangible Assets, net
Intangible assets, net consist of the following as of December 31:

	Weighted average estimated useful life (in years)	Gross carrying amount		Accumulated amortization		Net book value
(in thousands)		2023	2022	2023	2022	2023	2022

Definite lived intangible assets:
Customer related intangible assets	9	$214,307	$214,307	$(200,656)	$(197,594)	$13,651	$16,713
Operating agreement	20	35,000	35,000	(24,354)	(22,604)	10,646	12,396
Trademarks and trade names	16	9,709	9,709	(7,458)	(7,088)	2,251	2,621

Total		$259,016	$259,016	$(232,468)	$(227,286)	$26,548	$31,730

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
Amortization expense for definite lived intangible assets was $5.2 million and $5.1 million for the years ended December 31, 2023 and 2022, respectively. Forecasted annual definite lived intangible asset amortization expense for 2024 through 2028 is $5.1 million, $5.1 million, $4.9 million, $4.7 million and $4.4 million, respectively.
NOTE 9 — OTHER ASSETS
Other assets consist of the following as of December 31:

(in thousands)	2023	2022

Restricted cash	$2,871	$3,248
Security deposits	397	596
Surety bond collateral	2,000	—
Other	1,462	1,585

Total	$6,730	$5,429
NOTE 10 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable and accrued expenses consist of the following as of December 31:

(in thousands)	2023	2022

Accounts payable	$15,275	$14,981
Accrued expenses - general	8,637	11,858
Accrued salaries and benefits	5,048	5,501
Income taxes payable	1,128	1,167

Total	$30,088	$33,507
Other current liabilities consist of the following as of December 31:

(in thousands)	2023	2022

Operating lease liabilities	$1,570	$2,097
Other	907	770

Total	$2,477	$2,867
NOTE 11 — LONG-TERM DEBT
Long-term debt consists of the following as of December 31:

(in thousands)	2023	2022

Senior secured term loans	$224,085	$247,204
Less: Debt issuance and amendment costs, net	(3,318)	(878)
Less: Unamortized discount, net	(5,152)	(833)
Net Senior secured term loans	215,615	245,493

Total Long-term debt	$215,615	$245,493
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
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
The maturity date of the SSTL under the Amended Credit Agreement is April 30, 2025. If the aggregate amount of par paydowns on the SSTL made prior to February 14, 2024 using proceeds from issuances of equity interests or from junior indebtedness (“Aggregate Paydowns”) are equal to or greater than $30 million, then the maturity date of the SSTL may be extended at the Company’s option to April 30, 2026. Such extension is conditioned upon the Company’s payment of a 2% payment-in-kind extension fee on or before April 30, 2025 and subject to the representations and warranties being true and correct as of such date and there being no default or event of default being in existence as of such date. During 2023, Company made $30 million of Aggregate Paydowns.
All amounts outstanding under the SSTL will become due on the earlier of (i) the maturity date, and (ii) the date on which the loans are declared to be due and owing by the administrative agent at the request (or with the consent) of the Required Lenders (as defined in the Amended Credit Agreement; other capitalized terms, unless defined herein, are defined in the Amended Credit Agreement) or as otherwise provided in the Amended Credit Agreement upon the occurrence of any event of default. There are no mandatory repayments of the SSTL, except as set forth herein, until the April 30, 2025 maturity when the balance is due. If the maturity date is extended to April 30, 2026, the Company is required to make mandatory repayments of $5.2 million in the first quarter of 2026 with the remaining balance due at the April 2026 maturity.
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
Through March 29, 2023, the SSTL’s interest rate was the Adjusted Eurodollar Rate plus 4.00%. Beginning March 30, 2023, the SSTL bears interest at rates based upon, at our option, the Secured Overnight Financing Rate (“SOFR”) or the Base Rate, as defined in the Amended Credit Agreement. If the Company selects SOFR, the term loans initially bear interest at a rate per annum equal to SOFR plus 5.00% payable in cash plus 5.00% payable in kind (“PIK”). If the Company selects Base Rate, the loans initially bear interest at a rate per annum equal to the Base Rate plus 4.00% payable in cash plus 5.00% PIK. Base Rate term loans bear interest at a rate per annum equal to the sum of (i) the greater of (x) the Base Rate and (y) 2.00% plus (ii) 4.00%. The PIK component of the interest rate is subject to adjustment based on the amount of Aggregate Paydowns as set forth in the table below. The PIK component of the interest rate was 3.75% for the six months ended December 31, 2023 and 4.50% for the three months ended June 30, 2023. The interest rate as of December 31, 2023, including the PIK component, was 14.24%.

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
The Amended Credit Agreement contains certain events of default including (i) failure to pay principal when due or interest or any other amount owing on any other obligation under the Amended Credit Agreement within five days of becoming due, (ii) material incorrectness of representations and warranties when made, (iii) breach of certain other covenants, subject to cure periods described in the Amended Credit Agreement, (iv) failure to pay principal or interest on any other debt that equals or exceeds $5 million when due, (v) default on any other debt that equals or exceeds $5 million that causes, or gives the holder or holders of such debt the ability to cause, an acceleration of such debt, (vi) occurrence of a Change of Control, (vii) bankruptcy and insolvency events, (viii) entry by a court of one or more judgments against us in an aggregate amount in excess of $10 million that remain unbonded, undischarged or unstayed for a certain number of days after the entry thereof, (ix) the occurrence of certain ERISA events, (x) the failure of certain Loan Documents to be in full force and effect and (xi) failure to comply in any material respects with the terms of the Warrants or the Warrant Purchase Agreement. If any event of default occurs and is not cured within applicable grace periods set forth in the Amended Credit Agreement or waived, all loans and other obligations could become due and immediately payable and the facility could be terminated.
The lenders under the Amended Credit Agreement received Warrants to purchase shares of Altisource common stock. The number of Warrant Shares is subject to reduction based on the amount of Aggregate Paydowns (see Note 12 for additional information). The fair value of the Warrants on February 14, 2023 was $8.1 million and was recorded as an increase in debt discount.
In connection with Amendment No. 2, the Company paid $4.9 million to the lenders and to third parties on behalf of the lenders. The $4.9 million payment was recorded as an increase in debt issuance and amendment costs. In connection with Amendment No. 2, the Company paid $3.4 million to advisors and recorded these payments as other expense in the consolidated statements of operations and comprehensive loss.
Deer Park Road Management Company, LP (“Deer Park”), a related party, owns approximately 16% and 24% of Altisource’s common stock as of December 31, 2023 and 2022, respectively, and $40.6 million of Altisource debt under the Amended Credit Agreement as of December 31, 2023 (no comparative amount as of December 31, 2022). Deer Park’s Chief Investment Officer and managing partner was a member of Altisource’s Board of Directors until his resignation on March 1, 2022. The replacement director appointed by the Board of Directors and subsequently elected by shareholders is a current employee of Deer Park. In connection with the Amended Credit Agreement, Deer Park received 292 thousand Warrants. During the year ended December 31, 2023, Deer Park received interest of $4.1 million from the Altisource SSTL (no comparative amount for the year ended December 31, 2022).
As of December 31, 2023, debt issuance and amendment costs were $3.3 million, net of $6.1 million of accumulated amortization. As of December 31, 2022, debt issuance costs were $0.9 million, net of $3.6 million of accumulated amortization.
Interest expense on the SSTL, including amortization of debt issuance costs and the net debt discount, totaled $32.6 million and $16.4 million for the years ended December 31, 2023 and 2022, respectively.
As of December 31, 2023, maturities of our long-term debt are as follows:

(in thousands)	Maturities

2024	$—
2025	224,085

$224,085

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
As of December 31, 2023 and 2022, there was no outstanding debt under the Amended Revolver and Revolver, respectively. As of December 31, 2023, debt issuance costs were $0.2 million, net of $0.4 million of accumulated amortization. As of December 31, 2022, debt issuance costs were $0.3 million, net of $0.3 million of accumulated amortization. Debt issuance costs for the Amended Revolver and Revolver are included in other assets in the accompanying consolidated balance sheet.
NOTE 12 — WARRANTS
On February 14, 2023, the lenders under the Amended Credit Agreement (see Note 11 for additional information) received warrants (the “Warrants”) to purchase 3,223,851 shares of Altisource common stock (the “Warrant Shares”). The number of Warrant Shares is subject to reduction based on the amount of Aggregate Paydowns as set forth in the table below.

Aggregate Paydowns	Warrant Shares
Less than $20 million	3,223,851
$20 million+ but less than below	2,578,743
$30 million+	1,612,705
During 2023, the Company made $30 million of Aggregate Paydowns. As a result, the number of Warrant Shares as of December 31, 2023 is 1,612,705.
The exercise price per share of common stock under each Warrant is equal to $0.01. The Warrants may be exercised at any time on and after February 14, 2024 and prior to their expiration date. The Warrants are exercisable on a cashless basis and are subject to customary anti-dilution provisions. The Warrants, if not previously exercised or terminated, will be automatically

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
exercised on May 22, 2027. The Warrants are subject to a lock-up agreement, subject to customary exceptions, ending on February 16, 2024.
The Warrants are free standing financial instruments that are legally detachable and separately exercisable from the term loans under the Amended Credit Agreement. At inception, the Warrants were not considered to be indexed to the Company’s stock because the number of Warrant Shares varied based on Aggregate Paydowns. Pursuant to ASC 815-40, Derivatives and Hedging–Contracts in Entity’s Own Equity, the outstanding Warrants were recognized as a warrant liability on the balance sheet based on their inception date fair value and subsequently re-measured at each reporting period with changes recorded as a component of other income (expense) in the statement of operations. On September 18, 2023, the Company reached the $30 million in Aggregate Paydowns threshold and the number of Warrant Shares was no longer variable. As a result, the Warrants are considered to be indexed to the Company’s stock and the Warrant Liability was reclassified to equity.
The fair value of the warrant liability was based on the number of Warrant Shares that were expected to be exercisable on and after February 14, 2024 and the Altisource share price less $0.01 at the measurement date.
The fair value of the warrant liability at each of the respective valuation dates is summarized below:

Warrant Liability	Warrant Shares based on Aggregate Paydowns	Expected Warrant Shares that will be exercisable on February 14, 2024	Fair Value per Warrant Share	Fair Value (in thousands)

Fair value at initial measurement date of February 14, 2023	3,223,851	1,612,705	$5.02	$8,096
Gain on change in fair value of warrant liability				(1,145)
Fair value at September 18, 2023	1,612,705	1,612,705	$4.31	$6,951
During the year ended December 31, 2023, the Company recorded a gain on changes in fair value of warrant liability of $1.1 million. During the year ended December 31, 2022, there were no warrant liabilities outstanding.
NOTE 13 — OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following as of December 31:

(in thousands)	2023	2022

Income tax liabilities	$17,506	$16,079
Operating lease liabilities	1,950	3,371
Deferred revenue	9	82
Other non-current liabilities	45	4

Total	$19,510	$19,536
NOTE 14 — FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The following table presents the carrying amount and estimated fair value of financial instruments and certain liabilities measured at fair value as of December 31, 2023 and 2022. The following fair values are estimated using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	December 31, 2023				December 31, 2022
(in thousands)	Carrying amount	Fair value			Carrying amount	Fair value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$32,522	$32,522	$—	$—	$51,025	$51,025	$—	$—
Restricted cash	2,894	2,894	—	—	3,248	3,248	—	—
Short-term receivable	3,201	—	—	3,201	3,223	—	—	3,223

Liabilities:
Senior secured term loan	224,085	—	177,027	—	247,204	—	200,235	—

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
Fair Value Measurements on a Recurring Basis
Cash and cash equivalents and restricted cash are carried at amounts that approximate their fair values due to the highly liquid nature of these instruments and are measured using Level 1 inputs.
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
Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk primarily consist of cash and cash equivalents and accounts receivable. Our policy is to deposit our cash and cash equivalents with larger, highly rated financial institutions. The Company derived 44% of its revenue from Ocwen for the year ended December 31, 2023 (see Note 3 for additional information on Ocwen revenues and accounts receivable balance). The Company strives to mitigate its concentrations of credit risk with respect to accounts receivable by actively monitoring past due accounts and the economic status of larger customers, if known.
NOTE 15 — SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Common Stock
As of December 31, 2023, we had 100.0 million shares authorized, 30.0 million issued and 26.5 million shares of common stock outstanding. As of December 31, 2022, we had 100.0 million shares authorized, 25.4 million shares issued and 16.1 million shares of common stock outstanding. The holders of shares of Altisource common stock generally are entitled to one vote for each share on all matters voted on by shareholders, and the holders of such shares generally will possess all voting power.
Equity Incentive Plan
Our 2009 Equity Incentive Plan (the “Plan”) provides for various types of equity awards, including stock options, stock appreciation rights, stock purchase rights, restricted shares, restricted share units and other awards, or a combination of any of the above. Under the Plan, we may grant up to 8.4 million Altisource share-based awards to officers, directors, employees and to employees of our affiliates. As of December 31, 2023, 1.8 million share-based awards were available for future grant under the Plan. Expired and forfeited awards are available for reissuance.
Share Repurchase Program
On May 16, 2023, our shareholders approved the renewal and amendment of the share repurchase program previously approved by the shareholders on May 15, 2018. Under the program, we are authorized to purchase up to 3.1 million shares of our common stock, based on a limit of 15% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $25.00 per share, for a period of five years from the date of approval. As of December 31, 2023, approximately 3.1 million shares of common stock remain available for repurchase under the program. There were no purchases of shares of common stock during the years ended December 31, 2023 and 2022. Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of December 31, 2023, we can repurchase up to approximately $116 million of our common stock under Luxembourg law. Under the Amended Credit Agreement, we are not permitted to repurchase shares except for limited circumstances.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
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
Share-Based Compensation
We issue share-based awards in the form of stock options, restricted shares and restricted share units for certain employees, officers and directors. We recognized share-based compensation expense of $5.1 million and $5.1 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, estimated unrecognized compensation costs related to share-based awards amounted to $2.1 million, which we expect to recognize over a weighted average remaining requisite service period of approximately 1.14 years.
Stock Options
Stock option grants are composed of a combination of service-based, market-based and performance-based options.
Service-Based Options. These options generally vest over three or four years with equal annual vesting and generally expire on the earlier of ten years after the date of grant or following termination of service. A total of 182 thousand service-based options were outstanding as of December 31, 2023.
Market-Based Options. These option grants generally have two components, each of which vests only upon the achievement of certain criteria. The first component, which we refer to as “ordinary performance” grants, generally consists of two-thirds of the market-based grant and begins to vest if the stock price is at least double the exercise price, as long as the stock price realizes a compounded annual gain of at least 20% over the exercise price. The remaining third of the market-based options, which we refer to as “extraordinary performance” grants, generally begins to vest if the stock price is at least triple the exercise price, as long as the stock price realizes a compounded annual gain of at least 25% over the exercise price. Market-based options generally vest in three or four year installments with the first installment vesting upon the achievement of the criteria and the remaining installments vesting thereafter in equal annual installments. Market-based options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service or in the final three years of the option term, in which case vesting will generally continue in accordance with the provisions of the award agreement. A total of 96 thousand market-based options were outstanding as of December 31, 2023.
Performance-Based Options. These option grants generally will vest if certain specific financial measures are achieved; typically with one-fourth vesting on each anniversary of the grant date. The award of performance-based options is adjusted based on the level of achievement specified in the award agreements. If the performance criteria achieved is above threshold performance levels, participants generally have the opportunity to vest in 50% to 200% of the option grants, depending upon performance achieved. If the performance criteria achieved is below a certain threshold, the options are canceled. The options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service in which case vesting will generally continue in accordance with the provisions of the award agreement. There were 461 thousand performance-based options outstanding as of December 31, 2023.
There were no stock option grants during the year ended December 31, 2023. The Company granted 120 thousand stock options (at a weighted average exercise price of $11.86 per share) for the year ended December 31, 2022.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
The fair values of the performance-based options are determined using the Black-Scholes option pricing model. The following assumptions were used to determine the fair values as of the grant date for the year ended December 31:

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
The following table summarizes the grant date fair value of stock options that vested during the years ended December 31:

(in thousands, except per share data)	2023	2022

Weighted average grant date fair value of stock options granted per share	$—	$8.25
Intrinsic value of options exercised	—	—
Grant date fair value of stock options that vested	$98	$1,031
The following table summarizes the activity related to our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding as of December 31, 2022	745,277	$27.03	4.83	$—
Granted	—	—
Forfeited	(6,088)	25.26

Outstanding as of December 31, 2023	739,189	27.04	3.84	—

Exercisable as of December 31, 2023	544,951	25.24	3.26	—

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
The following table summarizes information about stock options outstanding and exercisable as of December 31, 2023:

	Options outstanding			Options exercisable
Exercise price range (1)	Number	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number	Weighted average remaining contractual life (in years)	Weighted average exercise price

$10.01 — $20.00	245,100	4.70	$15.40	129,187	1.73	$18.35
$20.01 — $30.00	410,610	3.15	24.83	385,258	3.16	24.80
$30.01 — $40.00	28,479	2.65	33.21	16,756	2.65	33.61
$80.01 — $90.00	25,000	0.60	86.69	6,250	0.60	86.69
$90.01 — $100.00	30,000	0.75	96.87	7,500	0.75	96.87

	739,189			544,951
______________________________________
(1) These options contain market-based and performance-based components as described above.
The following table summarizes the market prices necessary in order for the market-based options to begin to vest:

	Market-based options
Vesting price	Ordinary performance	Extraordinary performance

$50.01 — $60.00	7,581	4,162
$60.01 — $70.00	7,815	6,250
$80.01 — $90.00	—	3,791
$90.01 — $100.00	—	3,908
$170.01 — $180.00	12,500	—
Over $190.00	15,000	13,750

Total	42,896	31,861

Weighted average share price	$69.98	$53.85
Other Share-Based Awards
The Company’s other share-based and similar types of awards are comprised of restricted shares and restricted share units. The restricted shares and restricted share units are comprised of a combination of service-based awards, performance-based awards, market-based awards and performance and market-based awards.
Service-Based Awards. These awards generally vest over one-to-four year periods. A total of 884 thousand service-based awards were outstanding as of December 31, 2023.
Performance-Based Awards. These awards generally vest if certain specific financial measures are achieved; generally one-third vests on each anniversary of the grant date or cliff-vest on the third anniversary of the grant date. The number of performance-based restricted shares and restricted share units that may vest is based on the level of achievement as specified in the award agreements. If the performance criteria achieved is above certain financial performance levels and Altisource’s share performance is above certain established criteria, participants have the opportunity to vest in up to 150% of the restricted share unit award for certain awards. If the performance criteria achieved is below certain thresholds, the award is canceled. A total of 141 thousand performance-based awards were outstanding as of December 31, 2023.
Market-Based Awards. 50% of these awards generally vest if certain specific market conditions are achieved over a 30-day period and the remaining 50% of these awards generally vest on the one year anniversary of the initial vesting. The Company estimates the grant date fair value of these awards using a lattice (binomial) model. A total of 112 thousand market-based awards were outstanding as of December 31, 2023.
Performance-Based and Market-Based Awards. These awards generally vest if certain specific financial measures are achieved and if certain specific market conditions are achieved. If the performance criteria achieved is above certain

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
financial performance levels and Altisource’s share performance is above certain established criteria, participants have the opportunity to vest in up to 300% of the restricted share unit award for certain awards. If the performance criteria or the market criteria is below certain thresholds, the award is canceled. The Company estimates the grant date fair value of these awards using a Monte Carlo simulation model. A total of 125 thousand performance-based and market-based awards were outstanding as of December 31, 2023.
The Company granted 891 thousand restricted share units (at a weighted average grant date fair value of $4.82 per share) during the year ended December 31, 2023. These grants include 57 thousand performance-based awards and 57 thousand awards that include both a performance condition and a market condition. The Company granted 501 thousand restricted share units (at a weighted average grant date fair value of $10.33 per share) during the year ended December 31, 2022. These grants include 46 thousand performance-based awards and 46 thousand awards that include both a performance condition and a market condition.
The following table summarizes the activity related to our restricted shares and restricted share units:

Number of restricted shares and restricted share units

Outstanding as of December 31, 2022	755,006
Granted	890,810
Issued	(227,182)
Forfeited / canceled	(155,892)

Outstanding as of December 31, 2023	1,262,742
The following assumptions were used to determine the fair values for the awards that include both a performance condition and a market condition for the years ended December 31:

	2023	2022

Risk-free interest rate (%)	4.18	1.04
Expected stock price volatility (%)	62.13	59.90
Expected dividend yield	—	—
Expected life (in years)	3	3
Fair value	$9.63	$—
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

(in thousands)	2023	2022

Service revenue	$136,565	$144,496
Reimbursable expenses	8,273	8,039
Non-controlling interests	228	585

Total	$145,066	$153,120

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
Disaggregation of Revenue
Disaggregation of total revenue by segment and major source was as follows for the years ended December 31:

	2023
(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Servicer and Real Estate	$95,643	$12,136	$7,688	$115,467
Origination	28,379	635	585	29,599
Total revenue	$124,022	$12,771	$8,273	$145,066

	2022
(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Servicer and Real Estate	$100,477	$11,655	$7,529	$119,661
Origination	32,223	726	510	33,459
Total revenue	$132,700	$12,381	$8,039	$153,120
Transactions with Related Parties
In May 2022, John G. Aldridge, Jr., the Managing Partner of Aldridge Pite LLP (“Aldridge Pite”), joined the Board of Directors of Altisource. Aldridge Pite provides eviction and other real estate related services to the Company. The Company recognized less than $0.1 million for both the years ended December 31, 2023 and 2022, of service revenue relating to services provided to Aldridge Pite.
Contract Balances
Our contract assets consist of unbilled accounts receivable (see Note 4). Our contract liabilities consist of current deferred revenue and other non-current liabilities as reported on the accompanying consolidated balance sheets. Revenue recognized that was included in the contract liability at the beginning of the period was $3.5 million and $4.2 million for the years ended December 31, 2023 and 2022, respectively.
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

(in thousands)	2023	2022

Outside fees and services	$55,858	$55,979
Compensation and benefits	35,396	48,064
Technology and telecommunications	14,196	16,937
Reimbursable expenses	8,273	8,039
Depreciation and amortization	1,691	2,286

Total	$115,414	$131,305

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
Transactions with Related Parties
The Company recognized $0.7 million and $0.5 million for the years ended December 31, 2023 and 2022, respectively of reimbursable expenses relating to services provided to Aldridge Pite. As of December 31, 2023, the Company had no payable to Aldridge Pite.
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

(in thousands)	2023	2022

Compensation and benefits	$20,879	$22,973
Professional services	7,885	11,595
Amortization of intangible assets	5,182	5,129
Occupancy related costs	4,917	5,000
Marketing costs	1,977	3,107
Depreciation and amortization	701	1,154
Other	4,879	5,797

Total	$46,420	$54,755
NOTE 19 — OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following for the years ended December 31:

(in thousands)	2023	2022

Interest income (expense)	$1,314	$665
Other, net	1,474	1,589

Total	$2,788	$2,254
NOTE 20 — INCOME TAXES
The components of loss before income taxes and non-controlling interests consist of the following for the years ended December 31:

(in thousands)	2023	2022

Domestic - Luxembourg	$(56,506)	$(47,432)
Foreign - U.S.	(453)	912
Foreign - non-U.S.	4,611	(1,047)

Total	$(52,348)	$(47,567)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
The income tax provision consists of the following for the years ended December 31:

(in thousands)	2023	2022

Current:
Domestic - Luxembourg	$—	$(570)
Foreign - U.S. federal	(1,014)	547
Foreign - U.S. state	(206)	497
Foreign - non-U.S.	(2,449)	(4,642)

	$(3,669)	$(4,168)
Deferred:
Domestic - Luxembourg	$—	$—
Foreign - U.S. federal	257	(495)
Foreign - U.S. state	(11)	(400)
Foreign - non-U.S.	(291)	(203)

	$(45)	$(1,098)

Income tax provision	$(3,714)	$(5,266)
We operate in a Uruguay free trade zone that provides an indefinite future tax benefit. The tax holiday is conditioned upon our meeting certain employment and investment thresholds. The impact of these tax holidays decreased foreign taxes by $0.1 million (less than $0.01 per diluted share) and $0.1 million ($0.01 per diluted share) for the years ended December 31, 2023 and 2022, respectively.
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
A summary of the tax effects of the temporary differences is as follows for the years ended December 31:

(in thousands)	2023	2022

Non-current deferred tax assets:
Net operating loss carryforwards	$481,741	$383,908
U.S. federal and state tax credits	228	282
Other non-U.S. deferred tax assets	12,487	12,775
Share-based compensation	1,420	1,317
Accrued expenses	1,931	1,369
Capital loss carryforward	10,046	10,112
Depreciation	8	144

Non-current deferred tax liabilities:
Intangible assets	(9,122)	(9,082)
Other non-U.S. deferred tax liability	(433)	(420)
Other	(415)	(244)
	497,891	400,161

Valuation allowance	(501,927)	(404,141)

Non-current deferred tax liabilities, net	$(4,036)	$(3,980)
A valuation allowance is provided when it is deemed more likely than not that some portion or all of a deferred tax asset will not be realized. In determining whether a valuation allowance is needed requires an extensive analysis of positive and negative

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
evidence regarding realization of the deferred tax assets and, inherent in that, an assessment of the likelihood of sufficient future taxable income. When there is a cumulative pretax loss for financial reporting for the current and two preceding years (i.e., a three year cumulative loss), this is a significant element of negative evidence that would be difficult to overcome on a more likely than not or any other basis. Therefore, the Company’s valuation allowance was $501.9 million and $404.1 million as of December 31, 2023 and 2022, respectively.
The Company does not recognize deferred taxes on cumulative earnings of its U.S. subsidiaries because the Company intends for those earnings to be indefinitely reinvested. The other non-Luxembourg earnings that are indefinitely reinvested as of December 31, 2023 were approximately $4.2 million, which if distributed would result in no additional tax due.
The Company had a deferred tax asset of $481.7 million as of December 31, 2023 relating to Luxembourg, U.S. federal, state and foreign net operating losses compared to $383.9 million as of December 31, 2022. As of December 31, 2023 and 2022, a valuation allowance of $481.0 million and $383.1 million, respectively, has been established related to Luxembourg net operating loss (“NOL”). The gross amount of net operating losses available for carryover to future years is approximately $1,930.0 million as of December 31, 2023 and approximately $1,537.7 million as of December 31, 2022. These losses are scheduled to expire between the years 2024 and 2043.
In addition, the Company had a deferred tax asset of $0.8 million and $0.8 million as of December 31, 2023 and 2022, respectively, relating to state tax credits. Some of the state tax credit carryforwards have an indefinite carryforward period.
The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act signed into law on March 27, 2020 allowed the Company to utilize a five year carryback of the full $14.8 million net operating loss generated in the U.S. in 2020. The Company’s income tax receivable related to such carryback was $5.1 million as of December 31, 2022. The Company received the full receivable in the first quarter of 2023.
The effective tax rate differs from the Luxembourg statutory tax rate due to tax rate differences on foreign earnings, increases in uncertain tax positions, state taxes, a decrease in unrecognized tax benefits, tax exempt income primarily from the sale of Pointillist and a valuation allowance against deferred tax assets the Company believes it is more likely than not will not be realized
The following table reconciles the Luxembourg statutory tax rate to our effective tax rate for the years ended December 31:

	2023	2022

Statutory tax rate	24.94%	24.94%
Change in valuation allowance	(186.89)	(32.14)
State tax expense	(0.33)	(0.01)
Uncertain tax positions	(2.98)	(6.80)
Tax rate differences on foreign earnings	(1.58)	(1.21)
Tax exempt income	0.18	0.19
Provision to return	—	3.45
Loss on treasury shares	160.11	3.91
Other	(0.54)	(3.40)

Effective tax rate	(7.09)%	(11.07)%
The Company follows ASC Topic 740 which clarifies the accounting and disclosure for uncertainty in tax positions. We analyzed our tax filing positions in the domestic and foreign tax jurisdictions where we are required to file income tax returns as well as for all open tax years subject to audit in these jurisdictions. The Company has open tax years in the United States (2016 through 2022), India (2011 through 2023) and Luxembourg (2016 through 2022).
Under Luxembourg legal and regulatory requirements, the public offering of common stock and the share-based compensation are issued out of treasury shares. The difference between the cost of the own shares when acquired and when reissued results in tax deductible losses on owned shares of $336.0 million and $7.9 million for the years ended December 31, 2023 and 2022, respectively.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
The following table summarizes changes in unrecognized tax benefits during the years ended December 31:

(in thousands)	2023	2022

Amount of unrecognized tax benefits as of the beginning of the year	$9,015	$9,023
Decreases as a result of tax positions taken in a prior period	(65)	(1,595)
Increases as a result of tax positions taken in a prior period	—	11
Increases as a result of tax positions taken in the current period	258	1,576

Amount of unrecognized tax benefits as of the end of the year	$9,208	$9,015
The total amount of unrecognized tax benefits including interest and penalties that, if recognized, would affect the effective tax rate is $18.1 million and $16.7 million as of December 31, 2023 and 2022, respectively. The Company recognizes interest, if any, related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2023 and 2022, the Company had recorded accrued interest and penalties related to unrecognized tax benefits of $8.9 million and $7.6 million, respectively.
NOTE 21 — LOSS PER SHARE
Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. In accordance with ASC 260, penny warrants are included in the calculation of weighted average basic and diluted loss per share for the period that they are classified as equity. For the twelve months ended December 31, 2023, 0.5 million penny warrants have been included in the calculation of weighted average basic and diluted loss per share. Diluted net loss per share excludes all dilutive securities because their impact would be anti-dilutive, as described below.
Basic and diluted loss per share are calculated as follows for the years ended December 31:

(in thousands, except per share data)	2023	2022

Net loss attributable to Altisource	$(56,290)	$(53,418)

Weighted average common shares outstanding, basic	22,418	16,070

Weighted average common shares outstanding, diluted	22,418	16,070

Loss per share:
Basic	$(2.51)	$(3.32)
Diluted	$(2.51)	$(3.32)
For the years ended December 31, 2023 and 2022, 1.6 million and 1.3 million, respectively, stock options, restricted shares and restricted share units were excluded from the computation of loss per share, as a result of the following:
•For the year ended December 31, 2023, and 2022, 0.4 million and 0.2 million, respectively, stock options, restricted shares and restricted share units were anti-dilutive and have been excluded from the computation of diluted loss per share because the Company incurred a net loss
•For the years ended December 31, 2023 and 2022, 0.3 million and 0.2 million, respectively, stock options were anti-dilutive and have been excluded from the computation of diluted loss per share because their exercise price was greater than the average market price of our common stock.
•For the years ended December 31, 2023 and 2022, 0.9 million and 0.9 million, respectively, stock options, restricted shares and restricted share units, which begin to vest upon the achievement of certain market criteria related to our common stock price, performance criteria and a total shareholder return compared to the market benchmark, that have not yet been met in each period have been excluded from the computation of diluted loss per share.

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
Litigation
We are currently involved in legal actions in the course of our business, most of which seek monetary damages. Although the outcome of these proceedings cannot be predicted with certainty, we currently believe that their outcome, both individually and in the aggregate, will not have a material impact on our financial condition, results of operations or cash flows.
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
Ocwen Related Matters
As discussed in Note 3, during the year ended December 31, 2023, Ocwen was our largest customer, accounting for 44% of our total revenue. Additionally, 6% of our revenue for the year ended December 31, 2023 was earned on the loan portfolios serviced by Ocwen, when a party other than Ocwen or the MSRs owner selected Altisource as the service provider.
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
Ocwen has disclosed that Rithm is a significant client of Ocwen’s. As of December 31, 2023, Ocwen reported that approximately 16% of loans serviced and subserviced by Ocwen (measured in UPB) and approximately 67% of all delinquent loans that Ocwen services were related to Rithm MSRs or rights to MSRs.
The existence or outcome of Ocwen regulatory matters or the termination of Ocwen’s sub-servicing agreements with Rithm, or other significant Ocwen clients may have significant adverse effects on Ocwen’s business. For example, Ocwen may be required to alter the way it conducts business, including the parties it contracts with for services, it may be required to seek changes to its existing pricing structure with us, it may lose its non-government-sponsored enterprise (“GSE”) servicing rights or subservicing arrangements or may lose one or more of its state servicing or origination licenses. Additional regulatory actions or adverse financial developments may impose additional restrictions on or require changes in Ocwen’s business that could require it to sell assets or change its business operations. Any or all of these effects and others could result in our eventual loss of Ocwen as a customer or a reduction in the number and/or volume of services it purchases from us or the loss of other customers.
If any of the following events occurred, Altisource’s revenue could be significantly reduced and our results of operations could be materially adversely affected, including from the possible impairment or write-off of goodwill, intangible assets, property and equipment, other assets and accounts receivable:
•Altisource loses Ocwen as a customer or there is a significant reduction in the volume of services it purchases from us
•Ocwen loses, sells or transfers a significant portion of its GSE or Federal Housing Administration servicing rights or subservicing arrangements or remaining other servicing rights or subservicing arrangements and Altisource fails to be retained as a service provider
•The contractual relationship between Ocwen and Rithm changes significantly, including Ocwen’s sub-servicing arrangement with Rithm expiring without renewal, and this change results in a change in our status as a provider of services related to the Subject MSRs
•Ocwen loses state servicing licenses in states with a significant number of loans in Ocwen’s servicing portfolio

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
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
Leases
We lease certain premises and equipment, primarily consisting of office space and information technology equipment. Certain of our leases include options to renew at our discretion or terminate leases early, and these options are considered in our determination of the expected lease term. Certain of our lease agreements include rental payments adjusted periodically for inflation. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. We sublease certain office space to third parties. Sublease income was $0.2 million and $0.5 million for the years ended December 31, 2023 and 2022, respectively. The amortization periods of right-of-use assets are generally limited by the expected lease term. Our leases generally have expected lease terms at adoption of one to six years.
Information about our lease terms and our discount rate assumption were as follows as of December 31:

	2023	2022

Weighted average remaining lease term (in years)	2.27	2.99
Weighted average discount rate	6.44%	5.68%
Our lease activity was as follows for the years ended December 31:

(in thousands)	2023	2022

Operating lease costs:
Selling, general and administrative expense	$2,127	$2,787
Cost of revenue	—	265

Cash used in operating activities for amounts included in the measurement of lease liabilities	$2,127	$2,198
Short-term (twelve months or less) lease costs	2,127	1,183
Maturities of our lease liabilities as of December 31, 2023 are as follows:

(in thousands)	Operating lease obligations

2024	$1,762
2025	1,385
2026	638
2027	—
2028	—
Total lease payments	3,785
Less: interest	(265)

Present value of lease liabilities	$3,520
We have executed no standby letters of credit related to office leases that are secured by restricted cash balances.
Escrow Balances
We hold customers’ assets in escrow accounts at various financial institutions pending completion of certain real estate activities. These amounts are held in escrow accounts for limited periods of time and are not included in the accompanying

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
consolidated balance sheets. Amounts held in escrow accounts were $21.6 million and $13.2 million as of December 31, 2023 and 2022, respectively.
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
The Servicer and Real Estate segment provides loan servicers and real estate investors with solutions and technologies that span the mortgage and real estate lifecycle. The Origination segment provides originators with solutions and technologies that span the mortgage origination lifecycle. Corporate and Others includes interest expense and costs related to corporate functions including executive, infrastructure and certain technology groups, finance, law, compliance, human resources, vendor management, facilities, risk management, and eliminations between reportable segments.
Financial Information
Financial information for our segments is as follows:

	For the year ended December 31, 2023
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$115,467	$29,599	$—	$145,066
Cost of revenue	73,746	27,946	13,722	115,414
Gross profit (loss)	41,721	1,653	(13,722)	29,652
Selling, general and administrative expenses	9,622	7,693	29,105	46,420
Income (loss) from operations	32,099	(6,040)	(42,827)	(16,768)
Total other income (expense), net	—	—	(35,580)	(35,580)

Income (loss) before income taxes and non-controlling interests	$32,099	$(6,040)	$(78,407)	$(52,348)

	For the year ended December 31, 2022
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$119,661	$33,459	$—	$153,120
Cost of revenue	81,148	32,052	18,105	131,305
Gross profit (loss)	38,513	1,407	(18,105)	21,815
Selling, general and administrative expenses	12,057	8,825	33,873	54,755
Gain on sale of business	—	—	242	242
Income (loss) from operations	26,456	(7,418)	(52,220)	(33,182)
Total other income (expense), net	4	—	(14,389)	(14,385)

Income (loss) before income taxes and non-controlling interests	$26,460	$(7,418)	$(66,609)	$(47,567)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
Total Assets
Total assets for our segments are as follows:

(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Total assets:
December 31, 2023	$57,535	$50,431	$46,892	$154,858
December 31, 2022	63,696	53,984	77,588	195,268

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
As of December 31, 2023, an evaluation was conducted under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of December 31, 2023.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2024 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2024 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2024 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2024 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2024 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

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

101*
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 is formatted in Inline XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022; (ii) Consolidated Statements of Operations and Comprehensive Loss for each of the years in the two-year period ended December 31, 2023; (iii) Consolidated Statements of Equity (Deficit) for each of the years in the two-year period ended December 31, 2023 (iv) Consolidated Statements of Cash Flows for each of the years in the two-year period ended December 31, 2023; (v) Notes to Consolidated Financial Statements; and (vi) Financial Statement Schedule.

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
Date: March 7, 2024

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

Signature	Title	Date

/s/ William B. Shepro	Chairman and Chief Executive Officer	March 7, 2024
William B. Shepro	(Principal Executive Officer)

/s/ Joseph L. Morettini	Director	March 7, 2024
Joseph L. Morettini

/s/ Roland Müller-Ineichen	Director	March 7, 2024
Roland Müller-Ineichen

/s/ John G. Aldridge	Director	March 7, 2024
John G. Aldridge

/s/ Mary Hickok	Director	March 7, 2024
Mary Hickok

/s/ Michelle D. Esterman	Chief Financial Officer	March 7, 2024
Michelle D. Esterman	(Principal Financial Officer and Principal Accounting Officer)