Form 10-Q
period 2024-03-31
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
filed 2024-04-25
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of April 19, 2024, there were 26,959,686 outstanding shares of the registrant’s common stock (excluding 3,003,062 shares held as treasury stock).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	March 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$29,599	$32,522
Accounts receivable, net of allowance for doubtful accounts of $3,555 and $3,123, respectively	13,625	11,682
Prepaid expenses and other current assets	8,350	11,336
Total current assets	51,574	55,540

Premises and equipment, net	1,413	1,709
Right-of-use assets under operating leases	2,983	3,379
Goodwill	55,960	55,960
Intangible assets, net	25,278	26,548
Deferred tax assets, net	4,985	4,992
Other assets	6,675	6,730

Total assets	$148,868	$154,858

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$28,465	$30,088
Deferred revenue	3,445	3,195
Other current liabilities	2,171	2,477
Total current liabilities	34,081	35,760

Long-term debt	219,266	215,615
Deferred tax liabilities, net	8,998	9,028
Other non-current liabilities	19,221	19,510

Commitments, contingencies and regulatory matters (Note 21)

Deficit:
Common stock ($1.00 par value; 100,000 shares authorized, 29,963 issued and 26,953 outstanding as of March 31, 2024; 29,963 issued and 26,496 outstanding as of December 31, 2023)	29,963	29,963
Additional paid-in capital	179,093	177,278
Accumulated deficit	(218,517)	(180,162)
Treasury stock, at cost (3,010 shares as of March 31, 2024 and 3,467 shares as of December 31, 2023)	(123,874)	(152,749)
Altisource deficit	(133,335)	(125,670)

Non-controlling interests	637	615
Total deficit	(132,698)	(125,055)

Total liabilities and deficit	$148,868	$154,858
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	Three months ended March 31,
	2024	2023

Revenue	$39,469	$39,461
Cost of revenue	27,165	30,957

Gross profit	12,304	8,504

Selling, general and administrative expenses	12,852	12,094

Loss from operations	(548)	(3,590)
Other income (expense), net:
Interest expense	(9,529)	(6,760)
Change in fair value of warrant liability	—	694
Debt amendment costs	—	(3,242)
Other income (expense), net	1,642	1,560
Total other income (expense), net	(7,887)	(7,748)

Loss before income taxes and non-controlling interests	(8,435)	(11,338)
Income tax provision	(722)	(1,529)

Net loss	(9,157)	(12,867)
Net income attributable to non-controlling interests	(41)	(80)

Net loss attributable to Altisource	$(9,198)	$(12,947)

Loss per share:
Basic	$(0.33)	$(0.70)
Diluted	$(0.33)	$(0.70)

Weighted average shares outstanding:
Basic	28,181	18,442
Diluted	28,181	18,442

Comprehensive loss:
Comprehensive loss, net of tax	$(9,157)	$(12,867)
Comprehensive income attributable to non-controlling interests	(41)	(80)

Comprehensive loss attributable to Altisource	$(9,198)	$(12,947)
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Statements of Equity (Deficit)
(in thousands)

	Altisource Equity (Deficit)
	Common stock		Additional paid-in capital	Retained earnings	Treasury stock, at cost	Non-controlling interests	Total
	Shares

Balance, December 31, 2022	25,413	$25,413	$149,348	$118,948	$(413,358)	$775	$(118,874)

Net loss	—	—	—	(12,947)	—	80	(12,867)
Distributions to non-controlling interest holders	—	—	—	—	—	(102)	(102)
Share-based compensation expense	—	—	1,445	—	—	—	1,445
Issuance of restricted share units and restricted shares	—	—	—	(6,058)	6,058	—	—
Issuance of common stock, net of issuance costs	4,550	4,550	15,911	—	—	—	20,461
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(3,700)	3,240	—	(460)

Balance, March 31, 2023	29,963	$29,963	$166,704	$96,243	$(404,060)	$753	$(110,397)

Balance, December 31, 2023	29,963	$29,963	$177,278	$(180,162)	$(152,749)	$615	$(125,055)

Net loss	—	—	—	(9,198)	—	41	(9,157)
Distributions to non-controlling interest holders	—	—	—	—	—	(19)	(19)
Share-based compensation expense	—	—	2,213	—	—	—	2,213
Exercise of warrants, net of costs	—	—	(398)	(3,722)	4,030	—	(90)
Issuance of restricted share units and restricted shares	—	—	—	(15,860)	15,860	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(9,575)	8,985	—	(590)

Balance, March 31, 2024	29,963	$29,963	$179,093	$(218,517)	$(123,874)	$637	$(132,698)
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three months ended March 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(9,157)	$(12,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	296	699
Amortization of right-of-use assets under operating leases	410	472
Amortization of intangible assets	1,270	1,280
PIK accrual	2,102	—
Share-based compensation expense	2,213	1,445
Bad debt expense	558	40
Amortization of debt discount	942	904
Amortization of debt issuance costs	607	627
Deferred income taxes	(30)	(155)
Loss on disposal of fixed assets	—	23
Change in fair value of warrant liability	—	(694)
Changes in operating assets and liabilities:
Accounts receivable	(2,501)	(1,308)
Prepaid expenses and other current assets	2,986	10,506
Other assets	49	(2,044)
Accounts payable and accrued expenses	(1,623)	(478)
Current and non-current operating lease liabilities	(420)	(465)
Other current and non-current liabilities	61	(1,043)
Net cash used in operating activities	(2,237)	(3,058)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	20,461
Exercise of Warrants, net of costs	(90)	—
Debt issuance and amendment costs	—	(4,786)
Repayments of long-term debt	—	(20,000)
Distributions to non-controlling interests	(19)	(102)
Payments of tax withholding on issuance of restricted share units and restricted shares	(590)	(460)
Net cash used in financing activities	(699)	(4,887)

Net decrease in cash, cash equivalents and restricted cash	(2,936)	(7,945)
Cash, cash equivalents and restricted cash at the beginning of the period	35,416	54,273

Cash, cash equivalents and restricted cash at the end of the period	$32,480	$46,328

Supplemental cash flow information:
Interest paid	$5,853	$5,221
Income taxes paid (refunded), net	229	(4,663)
Acquisition of right-of-use assets with operating lease liabilities	14	258

Non-cash investing and financing activities:
Warrants issued in connection with Amended Credit Agreement	—	8,096

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets and the unaudited condensed consolidated statements of cash flows:
	March 31, 2024	March 31, 2023

Cash and cash equivalents	$29,599	$43,113
Restricted cash	2,881	3,215
Total cash, cash equivalents and restricted cash reported in the statements of cash flows	$32,480	$46,328
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
The management agreement between MPA and Lenders One, pursuant to which MPA is the management company, represents a variable interest in a variable interest entity. MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact the cooperative’s economic performance and the right to receive benefits from the cooperative. As a result, Lenders One is presented in the accompanying condensed consolidated financial statements on a consolidated basis and the interests of the members are reflected as non-controlling interests. As of March 31, 2024, Lenders One had total assets of $0.4 million and total liabilities of $0.6 million. As of December 31, 2023, Lenders One had total assets of $0.4 million and total liabilities of $0.6 million.
These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 7, 2024.

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
During the three months ended March 31, 2024, Ocwen was our largest customer, accounting for 45% of our total revenue. Ocwen purchases certain mortgage services from us under the terms of services agreements and amendments thereto (collectively, the “Ocwen Services Agreements”) with terms extending through August 2030. Certain of the Ocwen Services Agreements contain a “most favored nation” provision and also grant the parties the right to renegotiate pricing, among other things.
Revenue from Ocwen primarily consists of revenue earned from the loan portfolios serviced and subserviced by Ocwen when Ocwen engages us as the service provider, and revenue earned directly from Ocwen, pursuant to the Ocwen Services Agreements. For the three months ended March 31, 2024 and 2023, we recognized revenue from Ocwen of $17.7 million and $17.6 million, respectively. Revenue from Ocwen as a percentage of segment and consolidated revenue was as follows:

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

	Three months ended March 31,
	2024	2023

Servicer and Real Estate	56%	55%
Origination	—%	—%
Corporate and Others	—%	—%
Consolidated revenue	45%	45%
We earn additional revenue related to the portfolios serviced and subserviced by Ocwen when a party other than Ocwen or the MSRs owner selects Altisource as the service provider. For the three months ended March 31, 2024 and 2023, we recognized $2.8 million and $2.9 million, respectively, of such revenue. These amounts are not included in deriving revenue from Ocwen and revenue from Ocwen as a percentage of revenue discussed above.
As of March 31, 2024, accounts receivable from Ocwen totaled $4.9 million, $4.2 million of which was billed and $0.7 million of which was unbilled. As of December 31, 2023, accounts receivable from Ocwen totaled $3.4 million, $2.2 million of which was billed and $1.2 million of which was unbilled.
Rithm
Rithm Capital Corp. (individually, together with one or more of its subsidiaries or one or more of its subsidiaries individually, “Rithm”) (formerly New Residential Investment Corp.) is an asset manager focused on the real estate and financial services industries.
Ocwen has disclosed that Rithm is one of its largest servicing clients. As of December 31, 2023, Ocwen reported that approximately 16% of loans serviced and subserviced by Ocwen (measured in unpaid principal balance (“UPB”)) and approximately 67% of all delinquent loans that Ocwen services were related to Rithm MSRs or rights to MSRs (the “Subject MSRs”).
Rithm purchases brokerage services for real estate owned (“REO”) exclusively from us, irrespective of the subservicer, subject to certain limitations, for certain MSRs set forth in and pursuant to the terms of a Cooperative Brokerage Agreement, as amended, and related letter agreement (collectively, the “Brokerage Agreement”) with terms extending through August 2025.
For the three months ended March 31, 2024 and 2023, we recognized revenue from Rithm of $0.7 million and $0.8 million, respectively, under the Brokerage Agreement. For the three months ended March 31, 2024 and 2023, we recognized additional revenue of $2.9 million and $3.3 million, respectively, relating to the Subject MSRs when a party other than Rithm selects Altisource as the service provider.
NOTE 3 — ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consists of the following:

(in thousands)	March 31, 2024	December 31, 2023

Billed	$10,719	$9,826
Unbilled	6,461	4,979
	17,180	14,805
Less: Allowance for credit losses	(3,555)	(3,123)

Total	$13,625	$11,682
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
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
Changes in the allowance for expected credit losses consist of the following:

		Additions
(in thousands)	Balance at Beginning of Period	Charged to Expenses	Deductions Note(1)	Balance at End of Period

Allowance for expected credit losses:

Three months ended March 31, 2024	$3,123	$558	$(126)	$3,555
Three months ended March 31, 2023	4,363	40	(198)	4,205

______________________________________
(1)    Amounts written off as uncollectible or transferred to other accounts or utilized.
NOTE 4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

(in thousands)	March 31, 2024	December 31, 2023

Prepaid expenses	$3,281	$3,722
Indemnity escrow receivable from Pointillist sale	3,170	3,201
Maintenance agreements, current portion	1,334	1,327
Income taxes receivable	165	325
Restricted cash	23	23
Other current assets	377	2,738

Total	$8,350	$11,336
NOTE 5 — PREMISES AND EQUIPMENT, NET
Premises and equipment, net consists of the following:

(in thousands)	March 31, 2024	December 31, 2023

Computer hardware and software	$46,487	$46,519
Leasehold improvements	1,011	1,011
Furniture and fixtures	102	102
Office equipment and other	17	17
	47,617	47,649
Less: Accumulated depreciation and amortization	(46,204)	(45,940)

Total	$1,413	$1,709
Depreciation and amortization expense amounted to $0.3 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively, and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive loss.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Premises and equipment, net consist of the following by country:

(in thousands)	March 31, 2024	December 31, 2023

Luxembourg	$954	$1,131
India	393	492
United States	49	64
Uruguay	17	22

Total	$1,413	$1,709
NOTE 6 — RIGHT-OF-USE ASSETS UNDER OPERATING LEASES, NET
Right-of-use assets under operating leases, net consists of the following:

(in thousands)	March 31, 2024	December 31, 2023

Right-of-use assets under operating leases	$7,256	$7,242
Less: Accumulated amortization	(4,273)	(3,863)

Total	$2,983	$3,379
Amortization of operating leases was $0.4 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively, and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive loss.
NOTE 7 — GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following is a summary of goodwill by segment:

(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Total

Balance as of March 31, 2024 and December 31, 2023	$30,681	$25,279	$—	$55,960
Intangible Assets, net
Intangible assets, net consist of the following:

	Weighted average estimated useful life (in years)	Gross carrying amount		Accumulated amortization		Net book value
(in thousands)		March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023

Definite lived intangible assets:
Customer related intangible assets	9	$214,307	$214,307	$(201,396)	$(200,656)	$12,911	$13,651
Operating agreement	20	35,000	35,000	(24,792)	(24,354)	10,208	10,646
Trademarks and trade names	16	9,709	9,709	(7,550)	(7,458)	2,159	2,251

Total		$259,016	$259,016	$(233,738)	$(232,468)	$25,278	$26,548
Amortization expense for definite lived intangible assets was $1.3 million and $1.3 million for the three months ended March 31, 2024 and 2023, respectively. Forecasted annual definite lived intangible asset amortization expense for 2024 through 2028 is $5.1 million, $5.1 million, $4.9 million, $4.7 million and $4.4 million, respectively.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
NOTE 8 — OTHER ASSETS
Other assets consist of the following:

(in thousands)	March 31, 2024	December 31, 2023

Restricted cash	$2,858	$2,871
Security deposits	395	397
Surety bond collateral	2,000	2,000
Other	1,422	1,462

Total	$6,675	$6,730
NOTE 9 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable and accrued expenses consist of the following:

(in thousands)	March 31, 2024	December 31, 2023

Accounts payable	$13,419	$15,275
Accrued expenses - general	8,934	8,637
Accrued salaries and benefits	4,656	5,048
Income taxes payable	1,456	1,128

Total	$28,465	$30,088
Other current liabilities consist of the following:

(in thousands)	March 31, 2024	December 31, 2023

Operating lease liabilities	$1,459	$1,570
Other	712	907

Total	$2,171	$2,477
NOTE 10 — LONG-TERM DEBT
Long-term debt consists of the following:

(in thousands)	March 31, 2024	December 31, 2023

Senior secured term loans	$226,187	$224,085
Less: Debt issuance and amendment costs, net	(2,711)	(3,318)
Less: Unamortized discount, net	(4,210)	(5,152)
Total long-term debt	$219,266	$215,615
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
The maturity date of the SSTL under the Amended Credit Agreement is April 30, 2025. Since the aggregate amount of par paydowns on the SSTL made prior to February 14, 2024 using proceeds from issuances of equity interests or from junior indebtedness (“Aggregate Paydowns”) was equal to or greater than $30 million, the maturity date of the SSTL may be extended at the Company’s option to April 30, 2026. Such extension is conditioned upon the Company’s payment of a 2% payment-in-kind extension fee on or before April 30, 2025 and subject to the representations and warranties being true and correct as of such date and there being no default or event of default being in existence as of such date.
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
Through March 29, 2023, the SSTL’s interest rate was the Adjusted Eurodollar Rate plus 4.00%. Beginning March 30, 2023, the SSTL bears interest at rates based upon, at our option, the Secured Overnight Financing Rate (“SOFR”) or the Base Rate, as defined in the Amended Credit Agreement. SOFR-based term loans bear interest at a rate per annum equal to SOFR plus 5.00% payable in cash plus a payable in kind (“PIK”) component. Base Rate-based term loans bear interest at a rate per annum equal to the Base Rate plus 4.00% payable in cash plus a PIK component. The PIK component of the interest rate was subject to adjustment based on the amount of Aggregate Paydowns. Since Aggregate Paydowns were $20 million in the first quarter of 2023 and an additional $10 million in the third quarter of 2023, the PIK component was 4.50% for the period March 30, 2023 through June 30, 2023 and 3.75% for periods thereafter. The interest rate as of March 31, 2024, including the PIK component, was 14.20%.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
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
The lenders under the Amended Credit Agreement received Warrants to purchase shares of Altisource common stock. The number of Warrant Shares is subject to reduction based on the amount of Aggregate Paydowns (see Note 11 for additional information). The fair value of the Warrants on February 14, 2023 was $8.1 million and was recorded as an increase in debt discount.
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
Deer Park Road Management Company, LP (“Deer Park”), a related party, owns approximately 16% and 20% of Altisource’s common stock as of March 31, 2024 and 2023, respectively, and $40.9 million and $44.7 million of Altisource debt under the Amended Credit Agreement as of March 31, 2024 and 2023, respectively. An employee of Deer Park is a member of Altisource’s Board of Directors. In connection with the Amended Credit Agreement, Deer Park received 292 thousand Warrants. During the three months ended March 31, 2024 and 2023, Deer Park received interest of $1.1 million and $0.9 million, respectively from the Altisource SSTL.
As of March 31, 2024, debt issuance and amendment costs were $2.7 million, net of $6.7 million of accumulated amortization. As of December 31, 2023, debt issuance and amendment costs were $3.3 million, net of $6.1 million of accumulated amortization.
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
As of March 31, 2024 and December 31, 2023, there was no outstanding debt under the Amended Revolver and Revolver, respectively. As of March 31, 2024 debt issuance costs were $0.1 million, net of $0.4 million of accumulated amortization. As of December 31, 2023 debt issuance costs were $0.2 million, net of $0.4 million of accumulated amortization. Debt issuance costs for the Amended Revolver and Revolver are included in other assets in the accompanying consolidated balance sheet.
NOTE 11 — WARRANTS
On February 14, 2023, the lenders under the Amended Credit Agreement (see Note 10 for additional information) received warrants (the “Warrants”) to purchase 3,223,851 shares of Altisource common stock (the “Warrant Shares”). The number of Warrant Shares was subject to reduction based on the amount of Aggregate Paydowns. During 2023, the Company made $30 million of Aggregate Paydowns. Since Aggregate Paydowns were equal to or greater than $30 million, the number of Warrant Shares was reduced to 1,612,705.
The following table summarizes the activity related to our Warrant Shares:

Warrant Shares
Outstanding as of December 31, 2023	1,612,705
Exercised	(92,077)
Outstanding as of March 31, 2024	1,520,628
The exercise price per share of common stock under each Warrant is equal to $0.01. The Warrants may be exercised at any time on and after February 14, 2024 and prior to their expiration date. The Warrants are exercisable on a cashless basis and are subject to customary anti-dilution provisions. The Warrants, if not previously exercised or terminated, will be automatically exercised on May 22, 2027. The Warrants are subject to a lock-up agreement, subject to customary exceptions, which expired on February 16, 2024.
The Warrants are free standing financial instruments that are legally detachable and separately exercisable from the term loans under the Amended Credit Agreement. At inception, the Warrants were not considered to be indexed to the Company’s stock because the number of Warrant Shares varied based on Aggregate Paydowns. Pursuant to ASC 815-40, Derivatives and Hedging–Contracts in Entity’s Own Equity, the outstanding Warrants were recognized as a warrant liability on the balance sheet based on their inception date fair value and subsequently re-measured at each reporting period with changes recorded as a component of other income (expense) in the statement of operations. On September 18, 2023, the Company reached the $30 million in Aggregate Paydowns threshold and the number of Warrant Shares was no longer variable. As a result, the Warrants were considered to be indexed to the Company’s stock and the Warrant Liability was reclassified to equity.
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
During the three months ended March 31, 2023, the Company recorded a gain on changes in fair value of warrant liability of $0.7 million (no comparative amount for the three months ended March 31, 2024).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
NOTE 12 — OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following:

(in thousands)	March 31, 2024	December 31, 2023

Income tax liabilities	$17,488	$17,506
Operating lease liabilities	1,655	1,950
Deferred revenue	13	9
Other non-current liabilities	65	45

Total	$19,221	$19,510
NOTE 13 — FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The following table presents the carrying amount and estimated fair value of financial instruments and certain liabilities measured at fair value as of March 31, 2024 and December 31, 2023. The following fair values are estimated using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	March 31, 2024				December 31, 2023
(in thousands)	Carrying amount	Fair value			Carrying amount	Fair value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$29,599	$29,599	$—	$—	$32,522	$32,522	$—	$—
Restricted cash	2,881	2,881	—	—	2,894	2,894	—	—
Short-term receivable	3,170	—	—	3,170	3,201	—	—	3,201

Liabilities:
Senior secured term loan	226,187	—	135,712	—	224,085	—	177,027	—
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
Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk primarily consist of cash and cash equivalents and accounts receivable. Our policy is to deposit our cash and cash equivalents with larger, highly rated financial institutions. The Company derived 45% of its revenue from Ocwen for the three months ended March 31, 2024 (see Note 2 for additional information on Ocwen revenues and accounts receivable balance). The Company strives to mitigate its concentrations of credit risk with respect to accounts receivable by actively monitoring past due accounts and the economic status of larger customers, if known.
NOTE 14 — SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Share Repurchase Program
On May 16, 2023, our shareholders approved the renewal and amendment of the share repurchase program previously approved by the shareholders on May 15, 2018. Under the program, we are authorized to purchase up to 3.1 million shares of our

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
common stock, based on a limit of 15% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $25.00 per share, for a period of five years from the date of approval. As of March 31, 2024, approximately 3.1 million shares of common stock remain available for repurchase under the program. There were no purchases of shares of common stock during the three months ended March 31, 2024 and 2023. Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of March 31, 2024, we can repurchase up to approximately $115 million of our common stock under Luxembourg law. Under the Amended Credit Agreement, we are not permitted to repurchase shares except for limited circumstances.
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
Share-Based Compensation
We issue share-based awards in the form of stock options, restricted shares and restricted share units for certain employees, officers and directors. We recognized share-based compensation expense of $2.2 million and $1.4 million for the three months ended March 31, 2024 and 2023, respectively. The increase for the three months ended 2024 was primarily driven by the accelerated amortization for awards granted to retirement-eligible employees. As of March 31, 2024, estimated unrecognized compensation costs related to share-based awards amounted to $2.9 million, which we expect to recognize over a weighted average remaining requisite service period of approximately 1.32 years.
Stock Options
Stock option grants are composed of a combination of service-based, market-based and performance-based options.
Service-Based Options. These options generally vest over three or four years with equal annual vesting and generally expire on the earlier of ten years after the date of grant or following termination of service. A total of 180 thousand service-based options were outstanding as of March 31, 2024.
Market-Based Options. These option grants generally have two components, each of which vests only upon the achievement of certain criteria. The first component, which we refer to as “ordinary performance” grants, generally consists of two-thirds of the market-based grant and begins to vest if the stock price is at least double the exercise price, as long as the stock price realizes a compounded annual gain of at least 20% over the exercise price. The remaining third of the market-based options, which we refer to as “extraordinary performance” grants, generally begins to vest if the stock price is at least triple the exercise price, as long as the stock price realizes a compounded annual gain of at least 25% over the exercise price. Market-based options generally vest in three or four year installments with the first installment vesting upon the achievement of the criteria and the remaining installments vesting thereafter in equal annual installments. Market-based options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service or in the final three years of the option term, in which case vesting will generally continue in accordance with the provisions of the award agreement. A total of 96 thousand market-based options were outstanding as of March 31, 2024.
Performance-Based Options. These option grants generally will vest if certain specific financial measures are achieved; typically with one-fourth vesting on each anniversary of the grant date. The award of performance-based options is adjusted based on the level of achievement specified in the award agreements. If the performance criteria achieved is above threshold performance levels, participants generally have the opportunity to vest in 50% to 200% of the option grants, depending upon performance achieved. If the performance criteria achieved is below a certain threshold, the options are canceled. The options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service in which case vesting will generally continue in accordance with the provisions of the award agreement. There were 461 thousand performance-based options outstanding as of March 31, 2024.
There were no stock option grants during the three months ended March 31, 2024 and 2023.

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
The following table summarizes the grant date fair value of stock options that vested during the periods presented:

	Three months ended March 31,
(in thousands, except per share data)	2024	2023

Weighted average grant date fair value of stock options granted per share	$—	$—
Intrinsic value of options exercised	—	—
Grant date fair value of stock options that vested	83	83
The following table summarizes the activity related to our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding as of December 31, 2023	739,189	$27.04	4.83	$—
Granted	—	—
Forfeited	(2,500)	28.95

Outstanding as of March 31, 2024	736,689	27.04	3.60	—

Exercisable as of March 31, 2024	549,450	25.05	3.08	—
Other Share-Based Awards
The Company’s other share-based and similar types of awards are comprised of restricted shares and restricted share units. The restricted shares and restricted share units are comprised of a combination of service-based awards, performance-based awards, market-based awards and performance and market-based awards.
Service-Based Awards. These awards generally vest over one-to-four-year periods. A total of 522 thousand service-based awards were outstanding as of March 31, 2024.
Performance-Based Awards. These awards generally vest if certain specific financial measures are achieved; generally one-third vests on each anniversary of the grant date or cliff-vest on the third anniversary of the grant date. The number of performance-based restricted shares and restricted share units that may vest is based on the level of achievement as specified in the award agreements. If the performance criteria achieved is above certain financial performance levels and Altisource’s share performance is above certain established criteria, participants have the opportunity to vest in up to 150% of the restricted share unit award for certain awards. If the performance criteria achieved is below certain thresholds, the award is canceled. A total of 187 thousand performance-based awards were outstanding as of March 31, 2024.
Market-Based Awards. 50% of these awards generally vest if certain specific market conditions are achieved over a 30-day period and the remaining 50% of these awards generally vest on the one year anniversary of the initial vesting. The Company estimates the grant date fair value of these awards using a lattice (binomial) model. A total of 112 thousand market-based awards were outstanding as of March 31, 2024.
Performance-Based and Market-Based Awards. These awards generally vest if certain specific financial measures are achieved and if certain specific market conditions are achieved. If the performance criteria achieved is above certain financial performance levels and Altisource’s share performance is above certain established criteria, participants have the opportunity to vest in up to 300% of the restricted share unit award for certain awards. If the performance criteria or the market criteria is below certain thresholds, the award is canceled. The Company estimates the grant date fair value of these awards using a Monte Carlo simulation model. A total of 187 thousand performance-based and market-based awards were outstanding as of March 31, 2024.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
The Company granted 366 thousand restricted share units (at a weighted average grant date fair value of $2.31 per share) during the three months ended March 31, 2024. These grants included 86 thousand performance-based awards and 86 thousand awards that include both a performance condition and a market condition. The Company granted 744 thousand restricted share units (at a weighted average grant date fair value of $4.94 per share) during the three months ended March 31, 2023. These grants included 57 thousand performance-based awards and 57 thousand awards that include both a performance condition and a market condition.
The following table summarizes the activity related to our restricted shares and restricted share units:

Number of restricted shares and restricted share units

Outstanding as of December 31, 2023	1,262,742
Granted	365,501
Issued	(364,955)
Forfeited/canceled	(254,963)

Outstanding as of March 31, 2024	1,008,325
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

	Three months ended March 31,
(in thousands)	2024	2023

Service revenue	$36,891	$37,071
Reimbursable expenses	2,537	2,310
Non-controlling interests	41	80

Total	$39,469	$39,461
Disaggregation of Revenue
Disaggregation of total revenue by segment and major source was as follows:

	Three months ended March 31, 2024
(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Servicer and Real Estate	$26,397	$2,684	$2,421	$31,502
Origination	7,696	155	116	7,967
Total revenue	$34,093	$2,839	$2,537	$39,469

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

	Three months ended March 31, 2023
(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Servicer and Real Estate	$26,553	$3,208	$2,184	$31,945
Origination	7,382	8	126	7,516
Total revenue	$33,935	$3,216	$2,310	$39,461
Transactions with Related Parties
John G. Aldridge, Jr., the Managing Partner of Aldridge Pite LLP (“Aldridge Pite”), is a member of the Board of Directors of Altisource. Aldridge Pite provides eviction and other real estate related services to the Company and pays for the use of certain of the Company’s technology in connection with providing these services. The Company recognized service revenue of $0.1 million and less than $0.1 million for the three months ended March 31, 2024 and 2023, respectively, relating to services provided to Aldridge Pite.
Contract Balances
Our contract assets consist of unbilled accounts receivable (see Note 3). Our contract liabilities consist of current deferred revenue and other non-current liabilities as reported on the accompanying condensed consolidated balance sheets. Revenue recognized that was included in the contract liability at the beginning of the period was $1.3 million and $1.9 million for the three months ended March 31, 2024 and 2023, respectively.
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

	Three months ended March 31,
(in thousands)	2024	2023

Outside fees and services	$14,446	$15,094
Compensation and benefits	7,113	9,701
Technology and telecommunications	2,886	3,397
Reimbursable expenses	2,537	2,310
Depreciation and amortization	183	455

Total	$27,165	$30,957
Transactions with Related Parties
The Company recognized $0.2 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively of reimbursable expenses relating to services provided to Aldridge Pite. As of March 31, 2024, the Company had no payable to Aldridge Pite.

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

	Three months ended March 31,
(in thousands)	2024	2023

Compensation and benefits	$5,842	$6,030
Professional services	2,531	1,571
Amortization of intangible assets	1,270	1,280
Occupancy related costs	925	1,442
Marketing costs	508	382
Depreciation and amortization	113	244
Other	1,663	1,145

Total	$12,852	$12,094
NOTE 18 — OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following:

	Three months ended March 31,
(in thousands)	2024	2023

Interest income (expense)	$223	$434
Other, net	1,419	1,126

Total	$1,642	$1,560
NOTE 19 — INCOME TAXES
We recognized an income tax provision of $0.7 million and $1.5 million for the three months ended March 31, 2024 and 2023, respectively. Income tax provision for the three months ended March 31, 2024 was driven primarily by income tax expense on transfer pricing income from India and the United States, no tax benefit on the pretax loss from our Luxembourg operating company and uncertain tax positions.
NOTE 20 — LOSS PER SHARE
Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. In accordance with ASC 260, penny warrants are included in the calculation of weighted average basic and diluted loss per share for the period that they are classified as equity. For the three months ended March 31, 2024, 1.6 million penny warrants have been included in the calculation of weighted average basic and diluted loss

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
per share. Diluted net loss per share excludes all dilutive securities because their impact would be anti-dilutive, as described below.
Basic and diluted loss per share are calculated as follows:

	Three months ended March 31,
(in thousands, except per share data)	2024	2023

Net loss attributable to Altisource	$(9,198)	$(12,947)

Weighted average common shares outstanding, basic	28,181	18,442

Weighted average common shares outstanding, diluted	28,181	18,442

Loss per share:
Basic	$(0.33)	$(0.70)
Diluted	$(0.33)	$(0.70)
For the three months ended March 31, 2024 and 2023, 2.1 million and 2.9 million, respectively, stock options, restricted shares and restricted share units were excluded from the computation of loss per share, as a result of the following:
•For the three months ended March 31, 2024 and 2023, 0.7 million and 1.7 million, respectively, stock options, restricted shares and restricted share units were anti-dilutive and have been excluded from the computation of diluted loss per share because the Company incurred a net loss
•For the three months ended March 31, 2024 and 2023, 0.4 million and 0.3 million, respectively, stock options were anti-dilutive and have been excluded from the computation of diluted loss per share because their exercise price was greater than the average market price of our common stock
•For the three months ended March 31, 2024 and 2023, 1.0 million and 0.9 million, respectively, stock options, restricted shares and restricted share units, which begin to vest upon the achievement of certain market criteria related to our common stock price, performance criteria and a total shareholder return compared to the market benchmark, that have not yet been met in each period have been excluded from the computation of diluted loss per share.
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
Ocwen Related Matters
As discussed in Note 2, during the three months ended March 31, 2024, Ocwen was our largest customer, accounting for 45% of our total revenue. Additionally, 7% of our revenue for the three months ended March 31, 2024 was earned on the loan portfolios serviced by Ocwen, when a party other than Ocwen or the MSRs owner selected Altisource as the service provider.
Ocwen has disclosed that it is subject to a number of ongoing regulatory examinations, orders, inquiries, subpoenas, civil investigative demands, requests for information and other actions and is subject to pending and threatened legal proceedings,

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
some of which include claims against Ocwen for substantial monetary damages. Previous regulatory actions against Ocwen have subjected Ocwen to independent oversight of its operations and placed certain restrictions on its ability to acquire servicing rights or proceed with default-related actions on the loans it services. Existing or future similar matters could result in adverse regulatory or other actions against Ocwen. In addition to the above, Ocwen may become subject to future adverse regulatory or other actions.
Ocwen has disclosed that Rithm is one of its largest servicing clients. As of December 31, 2023, Ocwen reported that approximately 16% of loans serviced and subserviced by Ocwen (measured in UPB) and approximately 67% of all delinquent loans that Ocwen services were related to Rithm MSRs or rights to MSRs.
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
Leases
We lease certain premises and equipment, primarily consisting of office space and information technology equipment. Certain of our leases include options to renew at our discretion or terminate leases early, and these options are considered in our determination of the expected lease term. Certain of our lease agreements include rental payments adjusted periodically for inflation. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. We sublease certain office space to third parties. Sublease income was $0.2 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively. The amortization periods of right-of-use assets are generally limited by the expected lease term. Our leases generally have expected lease terms at adoption of one to six years.
Information about our lease terms and our discount rate assumption were as follows for the three months ended March 31:

	2024	2023

Weighted average remaining lease term (in years)	2.06	2.78
Weighted average discount rate	6.39%	5.84%

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Our lease activity during the period was as follows:

	Three months ended March 31,
(in thousands)	2024	2023

Operating lease costs:
Selling, general and administrative expense	$475	$556

Cash used in operating activities for amounts included in the measurement of lease liabilities	$483	$540
Short-term (twelve months or less) lease costs	18	419
Maturities of our lease liabilities as of March 31, 2024 are as follows:

(in thousands)	Operating lease obligations

2024	$1,786
2025	1,385
2026	638
2027	—
2028	—
Total lease payments	3,809
Less: interest	(695)

Present value of lease liabilities	$3,114
Escrow and Other Balances
We hold customers’ assets in escrow and other accounts at various financial institutions pending completion of certain real estate activities. These amounts are held in escrow and other accounts for limited periods of time and are not included in the accompanying condensed consolidated balance sheets. Amounts held in escrow and other accounts were $24.9 million and $21.6 million as of March 31, 2024 and December 31, 2023, respectively.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Financial Information
Financial information for our segments is as follows:

	Three months ended March 31, 2024
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$31,502	$7,967	$—	$39,469
Cost of revenue	19,132	6,133	1,900	27,165
Gross profit (loss)	12,370	1,834	(1,900)	12,304
Selling, general and administrative expenses	3,098	1,959	7,795	12,852
Income (loss) from operations	9,272	(125)	(9,695)	(548)
Total other income (expense), net	—	—	(7,887)	(7,887)

Income (loss) before income taxes and non-controlling interests	$9,272	$(125)	$(17,582)	$(8,435)

	Three months ended March 31, 2023
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$31,945	$7,516	$—	$39,461
Cost of revenue	19,725	7,454	3,778	30,957
Gross profit (loss)	12,220	62	(3,778)	8,504
Selling, general and administrative expenses	2,301	1,726	8,067	12,094
Income (loss) from operations	9,919	(1,664)	(11,845)	(3,590)
Total other income (expense), net	—	—	(7,748)	(7,748)

Income (loss) before income taxes and non-controlling interests	$9,919	$(1,664)	$(19,593)	$(11,338)

Total Assets
Total assets for our segments are as follows:

(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Total assets:
March 31, 2024	$56,428	$49,693	$42,747	$148,868
December 31, 2023	57,535	50,431	46,892	154,858

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is a supplement to the accompanying interim condensed consolidated financial statements and is intended to provide a reader of our financial statements with a narrative from the perspective of management on our businesses, current developments, financial condition, results of operations and liquidity. Our MD&A should be read in conjunction with our Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on March 7, 2024.
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
•assumptions about our ability to improve margins and affect anticipated expense reductions in response to lower revenue due to the impacts of COVID-19 or other factors;
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
Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the risks discussed in the Risk Factors section of our Form 10-K for the year ended December 31, 2023 as updated by this Form 10-Q including:
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
During 2023 and the three months ended March 31, 2024, to address lower revenue, we worked to (1) reduce our cost structure, (2) maintain the infrastructure to deliver default related services for our customer base and support the anticipated increase in demand following the expiration of the moratoriums and forbearance plans and CFPB’s rules on temporary loss mitigation measures, and (3) add new Lenders One members, launch new solutions and increase customer adoption of our solutions to accelerate the growth of our origination business.
Share Repurchase Program
On May 16, 2023, our shareholders approved the renewal and amendment of the share repurchase program previously approved by the shareholders on May 15, 2018. Under the program, we are authorized to purchase up to 3.1 million shares of our common stock, based on a limit of 15% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $25.00 per share, for a period of five years from the date of approval. As of March 31, 2024, approximately 3.1 million shares of common stock remain available for repurchase under the program. There were no purchases of shares of common stock during the three months ended March 31, 2024 and 2023. Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of March 31, 2024, we can repurchase up to approximately $115 million of our common stock under Luxembourg law. Under the Amended Credit Agreement, we are not permitted to repurchase shares except for limited circumstances.
Ocwen Related Matters
During the three months ended March 31, 2024, Ocwen was our largest customer, accounting for 45% of our total revenue. Additionally, 7% of our revenue for the three months ended March 31, 2024 was earned on the loan portfolios serviced by Ocwen, when a party other than Ocwen or the mortgage servicing rights (“MSRs”) owner selected Altisource as the service provider.
Ocwen has disclosed that it is subject to a number of ongoing regulatory examinations, orders, inquiries, subpoenas, civil investigative demands, requests for information and other actions and is subject to pending and threatened legal proceedings, some of which include claims against Ocwen for substantial monetary damages. Previous regulatory actions against Ocwen have subjected Ocwen to independent oversight of its operations and placed certain restrictions on its ability to acquire servicing rights or proceed with default-related actions on the loans it services. Existing or future similar matters could result in adverse regulatory or other actions against Ocwen. In addition to the above, Ocwen may become subject to future adverse regulatory or other actions.
Ocwen has disclosed that Rithm is one of its largest servicing clients. As of December 31, 2023, Ocwen reported that approximately 16% of loans serviced and subserviced by Ocwen (measured in UPB) and approximately 67% of all delinquent loans that Ocwen services were related to Rithm MSRs or rights to MSRs.
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
Factors Affecting Comparability
The following items impact the comparability of our results:
•Industrywide foreclosure initiations were 5% lower for January and February of 2024 compared to the same period in 2023 (and 35% lower than the same pre-COVID-19 period in 2019)
•Industrywide foreclosure sales were 11% lower for January and February of 2024 compared to the same period in 2023 (and 52% lower than the same pre-COVID-19 period in 2019)
•The interest rate on the Company’s senior secured term loans was 14.20% for the three months ended March 31, 2024 compared to 8.73% for the same period in 2023
•On February 14, 2023, Altisource Portfolio Solutions S.A. and its wholly-owned subsidiary, Altisource S.à r.l., entered into Amendment No. 2 to the Credit Agreement. In connection with Amendment No. 2, the Company paid $3.4 million for the three months ended March 31, 2023, to advisors and recorded these payments as other expense in the condensed consolidated statements of operations and comprehensive loss (no comparative amount for the three months ended March 31, 2024)
•The Company recognized an income tax provision of $0.7 million and $1.5 million for the three months ended March 31, 2024 and 2023, respectively. The income tax provision for the three months ended March 31, 2024 was driven primarily by income tax expense on transfer pricing income from India and the United States, no tax benefit on the pretax loss from our Luxembourg operating company and uncertain tax positions.

CONSOLIDATED RESULTS OF OPERATIONS
Summary Results
The following is a discussion of our consolidated results of operations for the periods indicated. For a more detailed discussion of the factors that affected the results of our business segments in these periods, see “Segment Results of Operations” below.
The following table sets forth information on our consolidated results of operations:

	Three months ended March 31,
(in thousands, except per share data)	2024	2023	% Increase (decrease)

Service revenue:
Servicer and Real Estate	$29,081	$29,761	(2)
Origination	7,810	7,310	7
Total service revenue	36,891	37,071	0
Reimbursable expenses	2,537	2,310	10
Non-controlling interests	41	80	(49)
Total revenue	39,469	39,461	0
Cost of revenue	27,165	30,957	(12)
Gross profit	12,304	8,504	45
Selling, general and administrative expenses	12,852	12,094	6
Loss from operations	(548)	(3,590)	85
Other income (expense), net:
Interest expense	(9,529)	(6,760)	41
Change in fair value of warrant liability	—	694	(100)
Debt amendment costs	—	(3,242)	100
Other income (expense), net	1,642	1,560	5
Total other income (expense), net	(7,887)	(7,748)	2

Loss before income taxes and non-controlling interests	(8,435)	(11,338)	26
Income tax provision	(722)	(1,529)	(53)

Net loss	(9,157)	(12,867)	29
Net income attributable to non-controlling interests	(41)	(80)	49

Net loss attributable to Altisource	$(9,198)	$(12,947)	29

Margins:
Gross profit / service revenue	33%	23%
Loss from operations / service revenue	(1)%	(10)%

Loss per share:
Basic	$(0.33)	$(0.70)	53
Diluted	$(0.33)	$(0.70)	53

Weighted average shares outstanding:
Basic	28,181	18,442	53
Diluted	28,181	18,442	53

Revenue
We recognized service revenue of $36.9 million for the three months ended March 31, 2024, a less than 1% decrease compared to the three months ended March 31, 2023. The decrease is primarily driven by higher revenue in the Origination segment largely offset by lower revenue in the Servicer and Real Estate segment. Revenue was higher in the Origination segment from Lenders One growth driven by our newer reseller products and the overall market increase in mortgage originations. Revenue was lower in the Servicer and Real Estate segment from $0.8 million of first quarter 2023 non-recurring professional services revenue in the Equator business within the Technology and SaaS Products business and fewer home sales in the Marketplace business, partially offset by growth in our foreclosure trustee business in the Solutions business.
We recognized reimbursable expense revenue of $2.5 million for the three months ended March 31, 2024, a 10% increase compared to the three months ended March 31, 2023. The increase in reimbursable expenses was primarily driven by higher-value REO title related expenses in connection the default title business in the Solutions business within the Servicer and Real Estate segment partially offset by a decrease in property preservation services in the Solutions business within the Servicer and Real Estate segment.
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
Cost of revenue consists of the following:

	Three months ended March 31,
(in thousands)	2024	2023	% Increase (decrease)

Outside fees and services	$14,446	$15,094	(4)
Compensation and benefits	7,113	9,701	(27)
Technology and telecommunications	2,886	3,397	(15)
Reimbursable expenses	2,537	2,310	10
Depreciation and amortization	183	455	(60)

Cost of revenue	$27,165	$30,957	(12)
We recognized cost of revenue of $27.2 million for the three months ended March 31, 2024, a 12% decrease compared to the three months ended March 31, 2023. Compensation and benefits for the three months ended March 31, 2024 decreased primarily due to efficiency initiatives and cost savings measures taken in 2023. Outside fees and services for the three months ended March 31, 2024 decreased primarily from lower Field Services revenue in the Solutions business within the Servicer and Real Estate segment. Technology and telecommunications for the three months ended March 31, 2024 decreased primarily due to lower overall headcount. In addition, changes in reimbursable expenses for the three months ended March 31, 2024 are consistent with the changes in reimbursable expense revenue discussed in the revenue section above.
Gross profit increased to $12.3 million, representing 33% of service revenue, for the three months ended March 31, 2024 compared to $8.5 million, representing 23% of service revenue, for the three months ended March 31, 2023. Gross profit as a percentage of service revenue for the three months ended March 31, 2024 increased compared to the three months ended March 31, 2023 primarily due to margin expansion in both the Servicer and Real Estate segment and the Origination segment from efficiency initiatives and lower corporate costs as a percentage of revenue.
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

SG&A expenses consist of the following:

	Three months ended March 31,
(in thousands)	2024	2023	% Increase (decrease)

Compensation and benefits	$5,842	$6,030	(3)
Professional services	2,531	1,571	61
Amortization of intangible assets	1,270	1,280	(1)
Occupancy related costs	925	1,442	(36)
Marketing costs	508	382	33
Depreciation and amortization	113	244	(54)
Other	1,663	1,145	45

Selling, general and administrative expenses	$12,852	$12,094	6
SG&A expenses for the three months ended March 31, 2024 of $12.9 million increased by 6% compared to the three months ended March 31, 2023. The increase for the three months ended March 31, 2024 was primarily driven by higher professional services and other expenses partially offset by lower occupancy related costs. Professional services for the three months ended March 31, 2024 increased primarily due to accruals for potential settlements of certain legacy indemnity claims and estimated legal matters. Other expenses increased due to the reversal of bad debt expense from collection of aged receivables in the first quarter of 2023. Occupancy related costs and compensation and benefits decreased from efficiency and cost reductions measures.
Loss from operations
Loss from operations for the three months ended March 31, 2024 was $(0.5) million, representing (1)% of service revenue, compared to $(3.6) million, representing (10)% of service revenue, for the three months ended March 31, 2023. Loss from operations as a percentage of service revenue improved for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily as a result of higher gross profit margins.
Other Income (Expense), net
Other income (expense), net principally includes interest expense and other non-operating gains and losses.
Other income (expense), net was $(7.9) million for the three months ended March 31, 2024 compared to $(7.7) million for the three months ended March 31, 2023. The change for the three months ended March 31, 2024 was primarily driven by higher interest expense and a gain on the change in fair value of the warrant liability for the three months ended March 31, 2023 (no comparable amount for the three months ended March 31, 2024), largely offset by lower debt amendment costs. The higher interest expense was driven by higher interest rates on our amended SSTL and higher amortization of debt discount and debt issuance and amendment costs.
Income Tax Provision
We recognized an income tax provision of $0.7 million and $1.5 million for the three months ended March 31, 2024 and 2023, respectively. The income tax provision was driven primarily by income tax expense on transfer pricing income from India and the United States, no tax benefit on the pretax loss from our Luxembourg operating company and uncertain tax positions.

SEGMENT RESULTS OF OPERATIONS
The following section provides a discussion of pretax results of operations of our business segments. Transactions between segments are accounted for as third party arrangements for purposes of presenting segment results of operations.
Financial information for our segments was as follows:

	Three months ended March 31, 2024
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$29,081	$7,810	$—	$36,891
Reimbursable expenses	2,421	116	—	2,537
Non-controlling interests	—	41	—	41
	31,502	7,967	—	39,469
Cost of revenue	19,132	6,133	1,900	27,165
Gross profit (loss)	12,370	1,834	(1,900)	12,304
Selling, general and administrative expenses	3,098	1,959	7,795	12,852
Income (loss) from operations	9,272	(125)	(9,695)	(548)
Total other income (expense), net	—	—	(7,887)	(7,887)

Income (loss) before income taxes and non-controlling interests	$9,272	$(125)	$(17,582)	$(8,435)

Margins:
Gross profit (loss) / service revenue	43%	23%	N/M	33%
Income (loss) from operations / service revenue	32%	(2)%	N/M	(1)%
_____________________________________
N/M — not meaningful.

	Three months ended March 31, 2023
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$29,761	$7,310	$—	$37,071
Reimbursable expenses	2,184	126	—	2,310
Non-controlling interests	—	80	—	80
	31,945	7,516	—	39,461
Cost of revenue	19,725	7,454	3,778	30,957
Gross profit (loss)	12,220	62	(3,778)	8,504
Selling, general and administrative expenses	2,301	1,726	8,067	12,094
Income (loss) from operations	9,919	(1,664)	(11,845)	(3,590)
Total other income (expense), net	—	—	(7,748)	(7,748)

Income (loss) before income taxes and non-controlling interests	$9,919	$(1,664)	$(19,593)	$(11,338)

Margins:
Gross profit (loss) / service revenue	41%	1%	N/M	23%
Income (loss) from operations / service revenue	33%	(23)%	N/M	(10)%
_____________________________________
N/M — not meaningful.

Servicer and Real Estate
Revenue
Revenue by line of business was as follows:

	Three months ended March 31,
(in thousands)	2024	2023	% Increase (decrease)

Service revenue:
Solutions	$19,258	$18,534	4
Marketplace	7,176	7,712	(7)
Technology and SaaS Products	2,647	3,515	(25)
Total service revenue	29,081	29,761	(2)

Reimbursable expenses:
Solutions	1,256	1,004	25
Marketplace	1,165	1,180	(1)
Total reimbursable expenses	2,421	2,184	11

Total revenue	$31,502	$31,945	(1)
We recognized service revenue of $29.1 million for the three months ended March 31, 2024, a 2% decrease compared to the three months ended March 31, 2023. We also recognized reimbursable expense revenue of $2.4 million for the three months ended March 31, 2024, a 11% increase compared to the three months ended March 31, 2023. The decrease in service revenue for the three months ended March 31, 2024 was driven by $0.8 million of first quarter 2023 non-recurring professional services revenue in the Equator business within the Technology and SaaS Products business and fewer home sales in the Marketplace business, partially offset by growth in our foreclosure trustee business in the Solutions business.
Certain of our Servicer and Real Estate businesses are impacted by seasonality. Revenues from property sales and certain property preservation services are generally lowest during the fall and winter months and highest during the spring and summer months. However, as a result of the COVID-19 pandemic and related measures and the rapid rise in mortgage interest rates the seasonal impact to revenue may not follow historical patterns.
Cost of Revenue and Gross Profit
Cost of revenue consisted of the following:

	Three months ended March 31,
(in thousands)	2024	2023	% Increase (decrease)

Outside fees and services	$9,595	$10,255	(6)
Compensation and benefits	5,394	5,719	(6)
Reimbursable expenses	2,421	2,184	11
Technology and telecommunications	1,632	1,351	21
Depreciation and amortization	90	216	(58)

Cost of revenue	$19,132	$19,725	(3)
Cost of revenue for the three months ended March 31, 2024 of $19.1 million decreased by 3% compared to the three months ended March 31, 2023. The decrease in cost of revenue for the three months ended March 31, 2024 is primarily driven by lower outside fees and services primarily in Field Services in the Solutions business and lower compensation and benefits from efficiency initiatives.
Gross profit increased to $12.4 million, representing 43% of service revenue, for the three months ended March 31, 2024 compared to $12.2 million, representing 41% of service revenue, for the three months ended March 31, 2023. Gross profit as a percentage of service revenue for the three months ended March 31, 2024 increased primarily due to price increases for certain services and efficiency initiatives and cost savings measures. Our margins can vary substantially depending upon the service revenue mix.
Selling, General and Administrative Expenses
SG&A expenses consisted of the following:

	Three months ended March 31,
(in thousands)	2024	2023	% Increase (decrease)

Professional services	$1,017	$281	262
Amortization of intangible assets	740	740	—
Compensation and benefits	527	642	(18)
Marketing costs	344	299	15
Occupancy related costs	141	174	(19)
Depreciation and amortization	—	1	(100)
Other	329	164	101

Selling, general and administrative expenses	$3,098	$2,301	35
SG&A for the three months ended March 31, 2024 of $3.1 million increased by 35% compared to the three months ended March 31, 2023. The increase in SG&A for the three months ended March 31, 2024 is primarily due to higher professional services and other expenses, partially offset by lower compensation and benefits. Professional services for the three months ended March 31, 2024 increased primarily due to accruals for potential settlements of certain legacy indemnity claims. Other expenses increased due to the reversal of bad debt expense from collection of aged receivables in the first quarter of 2023. Compensation and benefits decreased from efficiency and cost reduction measures.
Income from operations
Income from operations decreased to $9.3 million, representing 32% of service revenue, for the three months ended March 31, 2024 compared to $9.9 million, representing 33% of service revenue, for the three months ended March 31, 2023. The decrease in operating income as a percentage of service revenue for the three months ended March 31, 2024 is primarily the result of higher SG&A expenses, partially offset by higher gross profit margins.
Origination
Revenue
Revenue by business unit was as follows:

	Three months ended March 31,
(in thousands)	2024	2023	% Increase (decrease)

Service revenue:
Lenders One	$6,473	$5,624	15
Solutions	1,182	1,510	(22)
Technology and SaaS Products	155	176	(12)
Total service revenue	7,810	7,310	7

Reimbursable expenses:
Solutions	116	126	(8)
Total reimbursable expenses	116	126	(8)

Non-controlling interests	41	80	(49)

Total revenue	$7,967	$7,516	6
We recognized service revenue of $7.8 million for the three months ended March 31, 2024, a 7% increase compared to the three months ended March 31, 2023. We also recognized reimbursable expense revenue of $0.1 million for the three months ended

March 31, 2024, a 8% decrease compared to the three months ended March 31, 2023. The increase in service revenue in the Origination segment for the three months ended March 31, 2024 is primarily driven by Lenders One growth with our new reseller products and the market increase in mortgage originations. The decline in the Solutions business revenue was driven by a lower volume of outsourced fulfillment services.
Cost of Revenue and Gross Profit
Cost of revenue consisted of the following:

	Three months ended March 31,
(in thousands)	2024	2023	% Increase (decrease)

Outside fees and services	$4,851	$4,839	0
Compensation and benefits	1,029	2,148	(52)
Technology and telecommunications	130	332	(61)
Reimbursable expenses	116	126	(8)
Depreciation and amortization	7	9	(22)

Cost of revenue	$6,133	$7,454	(18)
Cost of revenue for the three months ended March 31, 2024 of $6.1 million decreased by 18% compared to the three months ended March 31, 2023. The decrease in cost of revenue in the Solutions business for the three months ended March 31, 2024 was primarily driven by the prior year alignment of compensation and benefits with lower origination volume.
Gross profit increased to $1.8 million, representing 23% of service revenue, for the three months ended March 31, 2024 compared to $0.1 million, representing 1% of service revenue, for the three months ended March 31, 2023. Gross profit as a percentage of service revenue for the three months ended March 31, 2024 increased from revenue growth and efficiency initiatives and cost savings measures.
Selling, General and Administrative Expenses
SG&A expenses consisted of the following:

	Three months ended March 31,
(in thousands)	2024	2023	% Increase (decrease)

Amortization of intangible assets	$530	$540	(2)
Compensation and benefits	471	665	(29)
Professional services	140	181	(23)
Marketing costs	160	94	70
Occupancy related costs	119	78	53
Other	539	168	221

Selling, general and administrative expenses	$1,959	$1,726	13
SG&A for the three months ended March 31, 2024 of $2.0 million increased by 13% compared to the three months ended March 31, 2023. The increase in SG&A for the three months ended March 31, 2024 is primarily due to higher other expenses from the first quarter 2023 reversal of bad debt expense from collection of aged receivables partially offset by lower compensation and benefits from efficiency and cost reduction measures.
Loss from operations
Loss from operations decreased to $(0.1) million, representing (2)% of service revenue, for the three months ended March 31, 2024 compared to $(1.7) million, representing (23)% of service revenue, for the three months ended March 31, 2023. The improvement in operating loss as a percentage of service revenue for the three months ended March 31, 2024 is primarily from higher gross profit margins.

Corporate and Others
Cost of Revenue
Cost of revenue consisted of the following:

	Three months ended March 31,
(in thousands)	2024	2023	% Increase (decrease)

Technology and telecommunications	$1,124	$1,714	(34)
Compensation and benefits	690	1,834	(62)
Depreciation and amortization	86	230	(63)

Cost of revenue	$1,900	$3,778	(50)
Cost of revenue for the three months ended March 31, 2024 of $1.9 million decreased by 50% compared to the three months ended March 31, 2023. The decrease in cost of revenue for the three months ended March 31, 2024 is primarily driven by lower compensation and benefits and technology and telecommunications due to efficiency initiatives and cost savings initiatives.
Selling, General and Administrative Expenses
SG&A in Corporate and Others include costs related to the corporate functions including executive, finance, technology, law, compliance, human resources, vendor management, facilities, risk management and eliminations between reportable segments.
SG&A expenses consisted of the following:

	Three months ended March 31,
(in thousands)	2024	2023	% Increase (decrease)

Compensation and benefits	$4,844	$4,723	3
Professional services	1,374	1,109	24
Occupancy related costs	665	1,190	(44)
Depreciation and amortization	113	243	(53)
Marketing costs	4	(11)	136
Other	795	813	(2)

Selling, general and administrative expenses	$7,795	$8,067	(3)
SG&A for the three months ended March 31, 2024 of $7.8 million decreased by 3% compared to the three months ended March 31, 2023. The decrease for the three months ended March 31, 2024 is primarily driven by lower occupancy related costs partially offset by higher professional services. The decrease for the three months ended March 31, 2024 in occupancy related costs was driven by efficiency initiatives and cost savings measures. Professional services for the three months ended March 31, 2024 increased primarily due to accruals for estimated legal matters.
Other Income (Expense), net
Other income (expense), net principally includes interest expense and other non-operating gains and losses.
Other income (expense), net was $(7.9) million for the three months ended March 31, 2024 compared to $(7.7) million for the three months ended March 31, 2023. The change for the three months ended March 31, 2024 was primarily driven by higher interest expense and a gain on the change in fair value of the warrant liability for the three months ended March 31, 2023 (no comparable amount for the three months ended March 31, 2024), largely offset by lower debt amendment costs. The higher interest expense was driven by higher interest rates on our amended SSTL and higher amortization of debt discount and debt issuance and amendment costs.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary source of liquidity has historically been cash flow from operations, cash proceeds from sales of businesses, cash proceeds from the sale of equity securities and cash on hand. However, due to governmental and market responses to the COVID-19 pandemic, revenue has declined significantly compared to pre-pandemic levels. The lower revenue, partially offset by efficiency initiatives and cost savings measures, resulted in negative operating cash flow from operations for the three months ended March 31, 2024 and 2023. We believe our anticipated revenue growth from the return of the default market, on-boarding sales wins, and revenue mix together with our reduced cost structure, should help reduce negative operating cash flow. We seek to deploy cash generated in a disciplined manner. Principally, we intend to use cash to develop and grow complementary services and businesses that we believe will generate attractive margins in line with our core capabilities and strategy and fund negative operating cash flow. We also use cash for repayments of our long-term debt and capital investments. In addition, from time to time we consider and evaluate business acquisitions, dispositions, closures, sales of equity securities or other similar actions that are aligned with our strategy.
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
The maturity date of the Amended Credit Agreement is April 30, 2025. Since Aggregate Paydowns under the Amended Credit Agreement were equal to or greater than $30 million, the maturity date of the SSTL may be extended at the Company’s option to April 30, 2026 (subject to the representations and warranties being true and correct as of such date and there being no default or event of default being in existence as of such date). Such extension is conditioned upon the Company’s payment of a 2% payment-in-kind extension fee on or before April 30, 2025.
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
In addition to the scheduled principal payments, subject to certain exceptions, the SSTL is subject to mandatory prepayment upon issuances of debt, certain casualty and condemnation events and sales of assets, as well as from 50% of Consolidated Excess Cash Flow, as calculated in accordance with the provisions of the Amended Credit Agreement.
Altisource may incur incremental indebtedness under the Amended Credit Agreement from one or more incremental lenders, which may include existing lenders, in an aggregate incremental principal amount not to exceed $50 million, subject to certain conditions set forth in the Amended Credit Agreement. The lenders have no obligation to provide any incremental indebtedness.
Through March 29, 2023, the SSTL’s interest rate was the Adjusted Eurodollar Rate plus 4.00%. Beginning March 30, 2023, the SSTL bears interest at rates based upon, at our option, the Secured Overnight Financing Rate (“SOFR”) or the Base Rate, as defined in the Amended Credit Agreement. SOFR-based term loans bear interest at a rate per annum equal to SOFR plus 5.00% payable in cash plus a payable in kind (“PIK”) component. Base Rate-based term loans bear interest at a rate per annum equal to the Base Rate plus 4.00% payable in cash plus a PIK component. The PIK component of the interest rate was subject to adjustment based on the amount of Aggregate Paydowns. Since Aggregate Paydowns were $20 million in the first quarter of 2023 and an additional $10 million in the third quarter of 2023, the PIK component was 4.50% for the period March 30, 2023 through June 30, 2023 and 3.75% for periods thereafter. The interest rate as of March 31, 2024, including the PIK component, was 14.20%.

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
As of March 31, 2024, the outstanding principal balance of the SSTL was $226.2 million.
Revolver
On June 22, 2021 Altisource S.à r.l, a subsidiary of Altisource Portfolio Solutions S.A., entered into a revolving credit facility with a related party, STS Master Fund, Ltd. (“STS”) (the “Revolver”). STS is an investment fund managed by Deer Park. Deer Park owns approximately 16% of Altisource’s common stock as of March 31, 2024 and owns Altisource debt as a lender under the Amended Credit Agreement. An employee of Deer Park is a member of Altisource’s Board of Directors.
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
As of March 31, 2024, there was no outstanding debt under the Amended Revolver, and since amending the Revolver, the Company has not borrowed any amount under the Amended Revolver.
Cash Flows
The following table presents our cash flows for the three months ended March 31:

(in thousands)	2024	2023	% Increase (decrease)

Net cash used in operating activities	$(2,237)	$(3,058)	(27)
Net cash used in financing activities	(699)	(4,887)	86
Net decrease in cash, cash equivalents and restricted cash	(2,936)	(7,945)	(63)
Cash, cash equivalents and restricted cash at the beginning of the period	35,416	54,273	(35)

Cash, cash equivalents and restricted cash at the end of the period	$32,480	$46,328	(30)

Cash Flows from Operating Activities
Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net loss. For the three months ended March 31, 2024, net cash used in operating activities was $(2.2) million compared to net cash used in operating activities of $(3.1) million for the three months ended March 31, 2023. The improvement in cash used in operating activities was driven by a $7.5 million improvement in net loss adjusted for non-cash items included in the determination of net loss (PIK interest, stock based compensation, change in the fair value of warrant liability, bad debt expense, depreciation and amortization, deferred income taxes, amortization of debt discount, amortization of debt issuance and amendment costs, loss on disposal of fixed assets and amortization of intangible assets). This was partially offset by a $6.7 million decrease in cash provided by working capital from the $0.2 million net payment of taxes in the first quarter of 2024 compared to the $4.7 million net collection of taxes receivable in the first quarter of 2023 and a $2.0 million return of surety bonds in the first quarter of 2023. Operating cash flows can be negatively impacted because of the nature of some of our services and the mix of services provided. Certain services are performed immediately following or shortly after the referral, but the collection of the receivable does not occur until a specific event occurs (e.g., the foreclosure is complete, the REO asset is sold, etc.). Furthermore, lower margin services generate lower income and cash flows from operations. Consequently, our cash flows from operations may be negatively impacted when comparing one period to another.
Cash Flows from Financing Activities
Net cash provided by (used in) financing activities were $(0.7) million and $(4.9) million for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024 and 2023, we made payments of $0.6 million and $0.5 million, respectively, to satisfy employee tax withholding obligations on the issuance of restricted share units and restricted shares. These payments were made to tax authorities, at the employees’ direction, to satisfy the employees’ tax obligations rather than issuing a portion of vested restricted share units and restricted shares to employees. In addition, during the three months ended March 31, 2024 and 2023, we distributed less than $0.1 million and $0.1 million, respectively, to non-controlling interests. During the three months ended March 31, 2023, we received $20.5 million in proceeds from the issuance of common stock, net of issuance costs, and used $20.0 million of the proceeds for repayment of debt. Also during the three months ended March 31, 2023, we paid $4.8 million to lenders or others on behalf of the lenders related to the debt amendment.
Future Uses of Cash
Our significant future liquidity obligations primarily pertain to the maturity of the SSTL under the Amended Credit Agreement, interest expense under the Amended Credit Agreement (see Liquidity section above), and operating lease payments on certain of our premises and equipment.
Significant future uses of cash include the following:

		Payments Due by Period
(in thousands)	Total	2024	2025-2026	2027-2028

Senior secured term loans (1)	$235,741	$—	$235,741	$—
Interest expense payments (2)	25,927	17,830	8,097	—
Lease payments	3,809	1,786	2,023	—

Total	$265,477	$19,616	$245,861	$—

______________________________________
(1)    The outstanding balance of our SSTL as of March 31, 2024 is $226.2 million and is due on April 30, 2025. Since Aggregate Paydowns were equal to or greater than $30 million, the maturity date of the SSTL may be extended at the Company’s option to April 30, 2026 (subject to a payment of a 2% payment-in-kind extension fee on or before April 30, 2025 and subject to the representations and warranties being true and correct as of such date and there being no default or event of default being in existence as of such date). The table herein reflects a maturity of April 2025. The increase in outstanding balance is from the PIK component of our interest expense and is assumed to be paid in kind through the April 2025 maturity date.
(2)    Estimated future interest payments based on the SOFR interest rate as of March 31, 2024 and the April 30, 2025 maturity date. Based on the April 30, 2025 maturity date, no interest expense has been included beyond April 30, 2025.

We anticipate funding future liquidity requirements with a combination of existing cash balances, cash anticipated to be generated by operating activities and, as needed, proceeds from the Amended Revolver. For further information, see Note 10 and Note 21 to the condensed consolidated financial statements.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of escrow arrangements.
We hold customers’ assets in escrow and other accounts at various financial institutions pending completion of certain real estate and construction review activities. These amounts are held in escrow and other accounts for limited periods of time and are not included in the accompanying condensed consolidated balance sheets. Amounts held in escrow and other accounts were $24.9 million and $21.6 million as of March 31, 2024 and December 31, 2023, respectively.
Contractual Obligations, Commitments and Contingencies
For the three months ended March 31, 2024, there were no significant changes to our contractual obligations from those identified in our Form 10-K for the fiscal year ended December 31, 2023 and this Form 10-Q, other than those that occur in the normal course of business. See Note 21 to the condensed consolidated financial statements.
CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RECENT ACCOUNTING PRONOUNCEMENTS
We prepare our interim condensed consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses in our condensed consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and judgments, however, are often subjective. Actual results may be negatively affected based on changing circumstances. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.
Our critical accounting policies are described in the MD&A section of our Form 10-K for the year ended December 31, 2023 filed with the SEC on March 7, 2024. There have been no material changes to our critical accounting policies during the three months ended March 31, 2024.
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
Interest Rate Risk
Under the terms of the Amended Credit Agreement, the initial interest rate charged on the SSTL is SOFR (as defined in the Amended Credit Agreement), with a minimum floor of 1.00%, plus 5.00% paid in cash plus 5.00% PIK. Based on par paydowns of $30 million during the year ended December 31, 2023, the PIK component was reduced to 3.75%.
Based on the principal amount outstanding and SOFR as of March 31, 2024, a one percentage point increase in SOFR above the minimum floor would increase our annual interest expense by approximately $2.3 million. There would be a $2.3 million decrease in our annual interest expense if there was a one percentage point decrease in SOFR.
Currency Exchange Risk
We are exposed to currency risk from potential changes in currency values of our non-United States dollar denominated expenses, assets, liabilities and cash flows. Our most significant currency exposure relates to the Indian rupee. Based on expenses incurred in Indian rupees for the first quarter of 2024, a one percentage point increase or decrease in value of the Indian rupee in relation to the United States dollar would increase or decrease our annual expenses by approximately $0.2 million.

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
As of March 31, 2024, an evaluation was conducted under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of March 31, 2024.
b)    Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Form 10-K for the year ended December 31, 2023 filed with the SEC on March 7, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases of shares of common stock during the three months ended March 31, 2024. On May 16, 2023, our shareholders approved the renewal and amendment of the share repurchase program previously approved by the shareholders on May 15, 2018. Under the program, we are authorized to purchase up to 3.1 million shares of our common stock in the open market, subject to certain parameters, for a period of five years from the date of approval. As of March 31, 2024, the maximum number of shares that may be purchased under the repurchase program is 3.1 million shares of the Company’s common stock. In addition to the share repurchase program, during the three months ended March 31, 2024, 220,259 common shares were withheld from employees to satisfy tax withholding obligations that arose from the vesting of restricted shares.
On February 20, 2024, the Company issued a total of 232,580 Restricted share units (“RSUs”) as equity compensation under the Altisource 2024 Long Term Incentive Plan to the Company’s Chairman and Chief Executive Officer, Chief Financial Officer, and Chief Legal and Compliance Officer as unregistered securities in a private placement exempt from registration pursuant to Rule 4(a)(2) of the Securities Act of 1933, as amended.

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

101 *
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2024 is formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2024 and 2023; (iii) Condensed Consolidated Statements of Equity for the three months ended March 31, 2024 and 2023; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023; and (v) Notes to Condensed Consolidated Financial Statements.

104 *	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

______________________________________
*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
(Registrant)

Date:	April 25, 2024	By:	/s/ Michelle D. Esterman
Michelle D. Esterman
Chief Financial Officer
(On behalf of the Registrant and as its Principal Financial Officer and Principal Accounting Officer)