Form 10-Q
period 2024-06-30
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
filed 2024-07-25
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of July 19, 2024, there were 27,109,831 outstanding shares of the registrant’s common stock (excluding 2,852,917 shares held as treasury stock).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$29,702	$32,522
Accounts receivable, net of allowance for doubtful accounts of $3,421 and $3,123, respectively	13,190	11,682
Prepaid expenses and other current assets	8,309	11,336
Total current assets	51,201	55,540

Premises and equipment, net	1,124	1,709
Right-of-use assets under operating leases	2,612	3,379
Goodwill	55,960	55,960
Intangible assets, net	24,008	26,548
Deferred tax assets, net	4,983	4,992
Other assets	6,669	6,730

Total assets	$146,557	$154,858

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$30,044	$30,088
Current portion of long-term debt	223,009	—
Deferred revenue	3,634	3,195
Other current liabilities	2,245	2,477
Total current liabilities	258,932	35,760

Long-term debt	—	215,615
Deferred tax liabilities, net	9,047	9,028
Other non-current liabilities	18,778	19,510

Commitments, contingencies and regulatory matters (Note 21)

Deficit:
Common stock ($1.00 par value; 100,000 shares authorized, 29,963 issued and 27,110 outstanding as of June 30, 2024; 29,963 issued and 26,496 outstanding as of December 31, 2023)	29,963	29,963
Additional paid-in capital	179,937	177,278
Accumulated deficit	(234,351)	(180,162)
Treasury stock, at cost (2,853 shares as of June 30, 2024 and 3,467 shares as of December 31, 2023)	(116,389)	(152,749)
Altisource deficit	(140,840)	(125,670)

Non-controlling interests	640	615
Total deficit	(140,200)	(125,055)

Total liabilities and deficit	$146,557	$154,858
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Revenue	$39,121	$35,235	$78,590	$74,696
Cost of revenue	26,404	29,703	53,569	60,660

Gross profit	12,717	5,532	25,021	14,036

Selling, general and administrative expenses	10,634	12,341	23,486	24,435

Income (loss) from operations	2,083	(6,809)	1,535	(10,399)
Other income (expense), net:
Interest expense	(9,788)	(9,904)	(19,317)	(16,664)
Change in fair value of warrant liability	—	(1,774)	—	(1,080)
Debt amendment costs	—	(101)	—	(3,343)
Other income (expense), net	139	390	1,781	1,950
Total other income (expense), net	(9,649)	(11,389)	(17,536)	(19,137)

Loss before income taxes and non-controlling interests	(7,566)	(18,198)	(16,001)	(29,536)
Income tax provision	(706)	(639)	(1,428)	(2,168)

Net loss	(8,272)	(18,837)	(17,429)	(31,704)
Net income attributable to non-controlling interests	(35)	(13)	(76)	(93)

Net loss attributable to Altisource	$(8,307)	$(18,850)	$(17,505)	$(31,797)

Loss per share:
Basic	$(0.29)	$(0.90)	$(0.62)	$(1.62)
Diluted	$(0.29)	$(0.90)	$(0.62)	$(1.62)

Weighted average shares outstanding:
Basic	28,551	20,840	28,366	19,648
Diluted	28,551	20,840	28,366	19,648

Comprehensive loss:
Comprehensive loss, net of tax	$(8,272)	$(18,837)	$(17,429)	$(31,704)
Comprehensive income attributable to non-controlling interests	(35)	(13)	(76)	(93)

Comprehensive loss attributable to Altisource	$(8,307)	$(18,850)	$(17,505)	$(31,797)
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Statements of Equity (Deficit)
(in thousands)

	Altisource Equity (Deficit)
	Common stock		Additional paid-in capital	Retained earnings	Treasury stock, at cost	Non-controlling interests	Total
	Shares

Balance, December 31, 2022	25,413	$25,413	$149,348	$118,948	$(413,358)	$775	$(118,874)

Net loss	—	—	—	(12,947)	—	80	(12,867)
Distributions to non-controlling interest holders	—	—	—	—	—	(102)	(102)
Share-based compensation expense	—	—	1,445	—	—	—	1,445
Issuance of restricted share units and restricted shares	—	—	—	(6,058)	6,058	—	—
Issuance of common stock, net of issuance costs	4,550	4,550	15,911	—	—	—	20,461
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(3,700)	3,240	—	(460)

Balance, March 31, 2023	29,963	$29,963	$166,704	$96,243	$(404,060)	$753	$(110,397)

Net loss	—	—	—	(18,850)	—	13	(18,837)
Distributions to non-controlling interest holders	—	—	—	—	—	(100)	(100)
Share-based compensation expense	—	—	1,242	—	—	—	1,242
Issuance of restricted share units and restricted shares	—	—	—	(2,259)	2,259	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(30)	27	—	(3)

Balance, June 30, 2023	29,963	$29,963	$167,946	$75,104	$(401,774)	$666	$(128,095)

Balance, December 31, 2023	29,963	$29,963	$177,278	$(180,162)	$(152,749)	$615	$(125,055)

Net loss	—	—	—	(9,198)	—	41	(9,157)
Distributions to non-controlling interest holders	—	—	—	—	—	(19)	(19)
Share-based compensation expense	—	—	2,213	—	—	—	2,213
Exercise of warrants, net of costs	—	—	(398)	(3,722)	4,030	—	(90)
Issuance of restricted share units and restricted shares	—	—	—	(15,860)	15,860	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(9,575)	8,985	—	(590)

Balance, March 31, 2024	29,963	$29,963	$179,093	$(218,517)	$(123,874)	$637	$(132,698)

Net loss	—	—	—	(8,307)	—	35	(8,272)
Distributions to non-controlling interest holders	—	—	—	—	—	(32)	(32)
Share-based compensation expense	—	—	844	—	—	—	844
Issuance of restricted share units and restricted shares	—	—	—	(6,427)	6,427	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(1,100)	1,058	—	(42)

Balance, June 30, 2024	29,963	$29,963	$179,937	$(234,351)	$(116,389)	$640	$(140,200)
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(17,429)	$(31,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	572	1,353
Amortization of right-of-use assets under operating leases	811	930
Amortization of intangible assets	2,540	2,560
PIK accrual	4,269	2,556
Share-based compensation expense	3,057	2,687
Bad debt expense	550	522
Amortization of debt discount	1,901	1,828
Amortization of debt issuance costs	1,224	1,249
Deferred income taxes	18	(203)
Loss on disposal of fixed assets	13	27
Change in fair value of warrant liability	—	1,080
Changes in operating assets and liabilities:
Accounts receivable	(2,058)	(1,214)
Prepaid expenses and other current assets	3,027	12,504
Other assets	61	(2,045)
Accounts payable and accrued expenses	(44)	(1,187)
Current and non-current operating lease liabilities	(838)	(960)
Other current and non-current liabilities	269	(923)
Net cash used in operating activities	(2,057)	(10,940)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	20,461
Exercise of Warrants, net of costs	(90)	—
Debt issuance and amendment costs	—	(4,886)
Repayments of long-term debt	—	(20,000)
Distributions to non-controlling interests	(51)	(202)
Payments of tax withholding on issuance of restricted share units and restricted shares	(632)	(463)
Net cash used in financing activities	(773)	(5,090)

Net decrease in cash, cash equivalents and restricted cash	(2,830)	(16,030)
Cash, cash equivalents and restricted cash at the beginning of the period	35,416	54,273

Cash, cash equivalents and restricted cash at the end of the period	$32,586	$38,243

Supplemental cash flow information:
Interest paid	$11,870	$11,022
Income taxes paid (refunded), net	1,121	(4,509)
Acquisition of right-of-use assets with operating lease liabilities	44	298

Non-cash investing and financing activities:
Warrants issued in connection with Amended Credit Agreement	—	8,096

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets and the unaudited condensed consolidated statements of cash flows:
	June 30, 2024	June 30, 2023

Cash and cash equivalents	$29,702	$35,041
Restricted cash	2,884	3,202
Total cash, cash equivalents and restricted cash reported in the statements of cash flows	$32,586	$38,243
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
The management agreement between MPA and Lenders One, pursuant to which MPA is the management company, represents a variable interest in a variable interest entity. MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact the cooperative’s economic performance and the right to receive benefits from the cooperative. As a result, Lenders One is presented in the accompanying condensed consolidated financial statements on a consolidated basis and the interests of the members are reflected as non-controlling interests. As of June 30, 2024, Lenders One had total assets of $0.4 million and total liabilities of $0.5 million. As of December 31, 2023, Lenders One had total assets of $0.4 million and total liabilities of $0.6 million.
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
NOTE 2 — CUSTOMER CONCENTRATION
Onity
Onity Group Inc. (together with its subsidiaries, “Onity”) (formerly Ocwen Financial Corporation, or “Ocwen”) is a residential mortgage loan servicer of mortgage servicing rights (“MSRs”) it owns, including those MSRs in which others have an economic interest, and a subservicer of loans owned by others.
During the three and six months ended June 30, 2024, Onity was our largest customer, accounting for 44% of our total revenue. Onity purchases certain mortgage services from us under the terms of services agreements and amendments thereto (collectively, the “Onity Services Agreements”) with terms extending through August 2030. Certain of the Onity Services Agreements contain a “most favored nation” provision and also grant the parties the right to renegotiate pricing, among other things.
Revenue from Onity primarily consists of revenue earned from the loan portfolios serviced and subserviced by Onity when Onity engages us as the service provider, and revenue earned directly from Onity, pursuant to the Onity Services Agreements. For the six months ended June 30, 2024 and 2023, we recognized revenue from Onity of $34.9 million and $31.6 million, respectively ($17.2 million and $14.0 million for the second quarter of 2024 and 2023, respectively). Revenue from Onity as a percentage of segment and consolidated revenue was as follows:

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Servicer and Real Estate	55%	52%	56%	54%
Origination	—%	—%	—%	—%
Corporate and Others	—%	—%	—%	—%
Consolidated revenue	44%	40%	44%	42%
We earn additional revenue related to the portfolios serviced and subserviced by Onity when a party other than Onity or the MSR owner selects Altisource as the service provider. For the six months ended June 30, 2024 and 2023, we recognized $5.2 million and $5.0 million, respectively ($2.4 million and $2.1 million for the second quarter of 2024 and 2023, respectively), of such revenue. These amounts are not included in deriving revenue from Onity and revenue from Onity as a percentage of revenue discussed above.
As of June 30, 2024, accounts receivable from Onity totaled $4.4 million, $3.5 million of which was billed and $0.9 million of which was unbilled. As of December 31, 2023, accounts receivable from Onity totaled $3.4 million, $2.2 million of which was billed and $1.2 million of which was unbilled.
Rithm
Rithm Capital Corp. (individually, together with one or more of its subsidiaries or one or more of its subsidiaries individually, “Rithm”) is an asset manager focused on the real estate and financial services industries.
Onity has disclosed that Rithm is one of its largest servicing clients. As of March 31, 2024, Onity reported that approximately 15% of loans serviced and subserviced by Onity (measured in unpaid principal balance (“UPB”)) and approximately 66% of all delinquent loans that Onity services were related to Rithm MSRs or rights to MSRs (the “Subject MSRs”).
Rithm purchases brokerage services for real estate owned (“REO”) exclusively from us, irrespective of the subservicer, subject to certain limitations, for certain MSRs set forth in and pursuant to the terms of a Cooperative Brokerage Agreement, as amended, and related letter agreement (collectively, the “Brokerage Agreement”) with terms extending through August 2025.
For the six months ended June 30, 2024 and 2023, we recognized revenue from Rithm of $1.3 million and $1.6 million, respectively ($0.6 million and $0.8 million for the second quarter of 2024 and 2023, respectively), under the Brokerage Agreement. For the six months ended June 30, 2024 and 2023, we recognized additional revenue of $6.1 million and $6.8 million, respectively ($3.2 million and $3.5 million for the second quarter of 2024 and 2023, respectively), relating to the Subject MSRs when a party other than Rithm selects Altisource as the service provider.
NOTE 3 — ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consists of the following:

(in thousands)	June 30, 2024	December 31, 2023

Billed	$10,146	$9,826
Unbilled	6,465	4,979
	16,611	14,805
Less: Allowance for credit losses	(3,421)	(3,123)

Total	$13,190	$11,682
Unbilled accounts receivable consist primarily of certain real estate asset management services, REO and foreclosure sales, title and closing services, for which we generally recognize revenue when the service is provided but collect upon closing of the sale, as well as foreclosure trustee services and the recently launched property renovation services, for which we generally recognize revenues over the service delivery period but bill following completion of the service. We also include amounts in unbilled accounts receivable that are earned during a month and billed in the following month.
We are exposed to credit losses through our sales of products and services to our customers which are recorded as accounts receivable, net on the Company’s condensed consolidated financial statements. We monitor and estimate the allowance for credit losses based on our historical write-offs, historical collections, our analysis of past due accounts based on the contractual

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
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
Changes in the allowance for expected credit losses consist of the following:

		Additions
(in thousands)	Balance at Beginning of Period	Charged to Expenses	Deductions Note(1)	Balance at End of Period

Allowance for expected credit losses:

Three months ended June 30, 2024	$3,555	$(8)	$(126)	$3,421
Three months ended June 30, 2023	4,205	482	(373)	4,314

Six months ended June 30, 2024	$3,123	$550	$(252)	$3,421
Six months ended June 30, 2023	4,363	522	(571)	4,314

______________________________________
(1)    Amounts written off as uncollectible or transferred to other accounts or utilized.
NOTE 4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

(in thousands)	June 30, 2024	December 31, 2023

Indemnity escrow receivable from Pointillist sale	$3,126	$3,201
Prepaid expenses	2,743	3,722
Maintenance agreements, current portion	1,289	1,327
Income taxes receivable	689	325
Restricted cash	23	23
Other current assets	439	2,738

Total	$8,309	$11,336
NOTE 5 — PREMISES AND EQUIPMENT, NET
Premises and equipment, net consists of the following:

(in thousands)	June 30, 2024	December 31, 2023

Computer hardware and software	$46,098	$46,519
Leasehold improvements	709	1,011
Furniture and fixtures	72	102
Office equipment and other	17	17
	46,896	47,649
Less: Accumulated depreciation and amortization	(45,772)	(45,940)

Total	$1,124	$1,709
Depreciation and amortization expense amounted to $0.6 million and $1.4 million for the six months ended June 30, 2024 and 2023, respectively ($0.3 million and $0.7 million for the second quarter of 2024 and 2023, respectively), and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive loss.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Premises and equipment, net consist of the following by country:

(in thousands)	June 30, 2024	December 31, 2023

Luxembourg	$788	$1,131
India	296	492
United States	40	64
Uruguay	—	22

Total	$1,124	$1,709
NOTE 6 — RIGHT-OF-USE ASSETS UNDER OPERATING LEASES, NET
Right-of-use assets under operating leases, net consists of the following:

(in thousands)	June 30, 2024	December 31, 2023

Right-of-use assets under operating leases	$7,286	$7,242
Less: Accumulated amortization	(4,674)	(3,863)

Total	$2,612	$3,379
Amortization of operating leases was $0.8 million and $0.9 million for the six months ended June 30, 2024 and 2023, respectively ($0.4 million and $0.5 million for the second quarter of 2024 and 2023, respectively), and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive loss.
NOTE 7 — GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following is a summary of goodwill by segment:

(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Total

Balance as of June 30, 2024 and December 31, 2023	$30,681	$25,279	$—	$55,960
Intangible Assets, net
Intangible assets, net consist of the following:

	Weighted average estimated useful life (in years)	Gross carrying amount		Accumulated amortization		Net book value
(in thousands)		June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023

Definite lived intangible assets:
Customer related intangible assets	9	$213,912	$214,307	$(201,741)	$(200,656)	$12,171	$13,651
Operating agreement	20	35,000	35,000	(25,229)	(24,354)	9,771	10,646
Trademarks and trade names	16	9,709	9,709	(7,643)	(7,458)	2,066	2,251

Total		$258,621	$259,016	$(234,613)	$(232,468)	$24,008	$26,548
Amortization expense for definite lived intangible assets was $2.5 million and $2.6 million for the six months ended June 30, 2024 and 2023, respectively ($1.3 million and $1.3 million for the second quarter of 2024 and 2023, respectively). Forecasted annual definite lived intangible asset amortization expense for 2024 through 2028 is $5.1 million, $5.1 million, $4.9 million, $4.7 million and $4.4 million, respectively .

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
NOTE 8 — OTHER ASSETS
Other assets consist of the following:

(in thousands)	June 30, 2024	December 31, 2023

Restricted cash	$2,861	$2,871
Surety bond collateral	2,000	2,000
Security deposits	396	397
Other	1,412	1,462

Total	$6,669	$6,730
NOTE 9 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable and accrued expenses consist of the following:

(in thousands)	June 30, 2024	December 31, 2023

Accounts payable	$14,280	$15,275
Accrued expenses - general	8,885	8,637
Accrued salaries and benefits	5,113	5,048
Income taxes payable	1,766	1,128

Total	$30,044	$30,088
Other current liabilities consist of the following:

(in thousands)	June 30, 2024	December 31, 2023

Operating lease liabilities	$1,511	$1,570
Other	734	907

Total	$2,245	$2,477
Revolving Loan Agreement
In connection with the Company’s residential real estate renovation services business, on June 3, 2024 Altisource Solutions, Inc., an indirect subsidiary of Altisource Portfolio Solutions S.A, entered into a revolving loan agreement with a related party, Altisource Asset Management Corporation (“AAMC”) (the “Revolving Loan Agreement”).
Under the terms of the Revolving Loan Agreement, AAMC will make loans to Altisource from time to time, as may be requested by Altisource. The Revolving Loan Agreement provides Altisource the ability to borrow an initial aggregate amount of up to $1.0 million, with the potential for this to be increased up to $3.0 million at the option of AAMC. Amounts that are repaid may be re-borrowed in accordance with the limitations set forth below.
The maturity date of the Revolving Loan Agreement is June 3, 2025 and may be automatically extended for one year on each anniversary of the maturity date. During any extension period, AAMC may terminate the Revolving Loan Agreement upon 150 days prior written notice and the loan will mature upon such termination. The outstanding balance on the Revolving Loan Agreement is due and payable on such maturity date.
Borrowings under the Revolving Loan Agreement bear interest of 12.00% per annum in cash and are payable monthly in arrears on the first business day of each calendar month. Altisource will pay AAMC a monthly unused commitment fee in an amount equal to 0.25% per annum of the average amount of the unused available credit under the Revolving Loan Agreement.
Altisource’s obligation under the Revolving Loan Agreement is secured by certain receivables related to the Company’s residential real estate renovation services business.
As of June 30, 2024, there was no outstanding debt under the Revolving Loan Agreement.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
NOTE 10 — LONG-TERM DEBT
Long-term debt consists of the following:

(in thousands)	June 30, 2024	December 31, 2023

Senior secured term loans	$228,354	$224,085
Less: Debt issuance and amendment costs, net	(2,094)	(3,318)
Less: Unamortized discount, net	(3,251)	(5,152)
Net long-term debt	223,009	215,615
Less: Current portion of long-term debt	(223,009)	—

Total long-term debt, less current portion	$—	$215,615
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
Through March 29, 2023, the SSTL’s interest rate was the Adjusted Eurodollar Rate plus 4.00%. Beginning March 30, 2023, the SSTL bears interest at rates based upon, at our option, the Secured Overnight Financing Rate (“SOFR”) or the Base Rate, as defined in the Amended Credit Agreement. SOFR-based term loans bear interest at a rate per annum equal to SOFR plus 5.00% payable in cash plus a payable in kind (“PIK”) component. Base Rate-based term loans bear interest at a rate per annum equal to the Base Rate plus 4.00% payable in cash plus a PIK component. The PIK component of the interest rate was subject to adjustment based on the amount of Aggregate Paydowns. Since Aggregate Paydowns were $20 million in the first quarter of 2023 and an additional $10 million in the third quarter of 2023, the PIK component was 4.50% for the period March 30, 2023 through June 30, 2023 and 3.75% for periods thereafter. The interest rate as of June 30, 2024, including the PIK component, was 14.16%.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
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
Deer Park Road Management Company, LP (“Deer Park”), a related party, owns approximately 16% and 20% of Altisource’s common stock as of June 30, 2024 and 2023, respectively, and $41.3 million and $41.6 million of Altisource debt under the Amended Credit Agreement as of June 30, 2024 and 2023, respectively. An employee of Deer Park is a member of Altisource’s Board of Directors. In connection with the Amended Credit Agreement, Deer Park received 292 thousand Warrants. During the six months ended June 30, 2024 and 2023, Deer Park received interest of $1.1 million and $2.0 million, respectively from the Altisource SSTL.
As of June 30, 2024, debt issuance and amendment costs were $2.1 million, net of $7.3 million of accumulated amortization. As of December 31, 2023, debt issuance and amendment costs were $3.3 million, net of $6.1 million of accumulated amortization.
Revolver
On June 22, 2021 Altisource S.à r.l, a subsidiary of Altisource Portfolio Solutions S.A., entered into a revolving credit facility with STS Master Fund, Ltd. (“STS”) (the “Revolver”). STS is an investment fund managed by Deer Park.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
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
As of June 30, 2024 and December 31, 2023, there was no outstanding debt under the Amended Revolver and Revolver, respectively. As of June 30, 2024 debt issuance costs were $0.1 million, net of $0.4 million of accumulated amortization. As of December 31, 2023 debt issuance costs were $0.2 million, net of $0.4 million of accumulated amortization. Debt issuance costs for the Amended Revolver and Revolver are included in other assets in the accompanying consolidated balance sheet.
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
The following table summarizes the activity related to our Warrant Shares:

Warrant Shares
Outstanding as of December 31, 2023	1,612,705
Exercised	(92,077)
Outstanding as of June 30, 2024	1,520,628
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
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
During the six months ended June 30, 2023, the Company recorded a loss on changes in fair value of warrant liability of $1.1 million ($1.8 million for the second quarter of 2023) (no comparative amount for the three and six months ended June 30, 2024).
NOTE 12 — OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following:

(in thousands)	June 30, 2024	December 31, 2023

Income tax liabilities	$17,486	$17,506
Operating lease liabilities	1,215	1,950
Deferred revenue	13	9
Other non-current liabilities	64	45

Total	$18,778	$19,510

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
NOTE 13 — FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The following table presents the carrying amount and estimated fair value of financial instruments and certain liabilities measured at fair value as of June 30, 2024 and December 31, 2023. The following fair values are estimated using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	June 30, 2024				December 31, 2023
(in thousands)	Carrying amount	Fair value			Carrying amount	Fair value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$29,702	$29,702	$—	$—	$32,522	$32,522	$—	$—
Restricted cash	2,884	2,884	—	—	2,894	2,894	—	—
Short-term receivable	3,126	—	—	3,126	3,201	—	—	3,201

Liabilities:
Senior secured term loan	228,354	—	114,177	—	224,085	—	177,027	—
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
Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk primarily consist of cash and cash equivalents and accounts receivable. Our policy is to deposit our cash and cash equivalents with larger, highly rated financial institutions. The Company derived 44% of its revenue from Onity for the three and six months ended June 30, 2024 (see Note 2 for additional information on Onity revenues and accounts receivable balance). The Company strives to mitigate its concentrations of credit risk with respect to accounts receivable by actively monitoring past due accounts and the economic status of larger customers, if known.
NOTE 14 — SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Share Repurchase Program
On May 16, 2023, our shareholders approved the renewal and amendment of the share repurchase program previously approved by the shareholders on May 15, 2018. Under the program, we are authorized to purchase up to 3.1 million shares of our common stock, based on a limit of 15% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $25.00 per share, for a period of five years from the date of approval. As of June 30, 2024, approximately 3.1 million shares of common stock remain available for repurchase under the program. There were no purchases of shares of common stock during the six months ended June 30, 2024 and 2023. Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of June 30, 2024, we can repurchase up to approximately $115 million of our common stock under Luxembourg law. Under the Amended Credit Agreement, we are not permitted to repurchase shares except for limited circumstances.
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
Share-Based Compensation
We issue share-based awards in the form of stock options, restricted shares and restricted share units for certain employees, officers and directors. We recognized share-based compensation expense of $3.1 million and $2.7 million for the six months ended June 30, 2024 and 2023, respectively ($0.8 million and $1.2 million for the second quarter of 2024 and 2023, respectively). The increase for the six months ended June 30, 2024 was primarily driven by the accelerated amortization for awards granted to retirement-eligible employees. As of June 30, 2024, estimated unrecognized compensation costs related to share-based awards amounted to $2.7 million, which we expect to recognize over a weighted average remaining requisite service period of approximately 1.16 years.
Stock Options
Stock option grants are composed of a combination of service-based, market-based and performance-based options.
Service-Based Options. These options generally vest over three or four years with equal annual vesting and generally expire on the earlier of ten years after the date of grant or following termination of service. A total of 180 thousand service-based options were outstanding as of June 30, 2024.
Market-Based Options. These option grants generally have two components, each of which vests only upon the achievement of certain criteria. The first component, which we refer to as “ordinary performance” grants, generally consists of two-thirds of the market-based grant and begins to vest if the stock price is at least double the exercise price, as long as the stock price realizes a compounded annual gain of at least 20% over the exercise price. The remaining third of the market-based options, which we refer to as “extraordinary performance” grants, generally begins to vest if the stock price is at least triple the exercise price, as long as the stock price realizes a compounded annual gain of at least 25% over the exercise price. Market-based options generally vest in three or four year installments with the first installment vesting upon the achievement of the criteria and the remaining installments vesting thereafter in equal annual installments. Market-based options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service or in the final three years of the option term, in which case vesting will generally continue in accordance with the provisions of the award agreement. A total of 96 thousand market-based options were outstanding as of June 30, 2024.
Performance-Based Options. These option grants generally will vest if certain specific financial measures are achieved; typically with one-fourth vesting on each anniversary of the grant date. The award of performance-based options is adjusted based on the level of achievement specified in the award agreements. If the performance criteria achieved is above threshold performance levels, participants generally have the opportunity to vest in 50% to 200% of the option grants, depending upon performance achieved. If the performance criteria achieved is below a certain threshold, the options are canceled. The options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service in which case vesting will generally continue in accordance with the provisions of the award agreement. There were 461 thousand performance-based options outstanding as of June 30, 2024.
There were no stock option grants during the six months ended June 30, 2024 and 2023.
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
The following table summarizes the grant date fair value of stock options that vested during the periods presented:

	Six months ended June 30,
(in thousands, except per share data)	2024	2023

Weighted average grant date fair value of stock options granted per share	$—	$—
Intrinsic value of options exercised	—	—
Grant date fair value of stock options that vested	83	83

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
The following table summarizes the activity related to our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding as of December 31, 2023	739,189	$27.04	4.83	$—
Granted	—	—
Forfeited	(2,500)	28.95

Outstanding as of June 30, 2024	736,689	27.04	3.35	—

Exercisable as of June 30, 2024	549,450	25.05	2.83	—
Other Share-Based Awards
The Company’s other share-based and similar types of awards are comprised of restricted shares and restricted share units. The restricted shares and restricted share units are comprised of a combination of service-based awards, performance-based awards, market-based awards and performance and market-based awards.
Service-Based Awards. These awards generally vest over one-to-four-year periods. A total of 1,521 thousand service-based awards were outstanding as of June 30, 2024.
Performance-Based Awards. These awards generally vest if certain specific financial measures are achieved; generally one-third vests on each anniversary of the grant date or cliff-vest on the third anniversary of the grant date. The number of performance-based restricted shares and restricted share units that may vest is based on the level of achievement as specified in the award agreements. If the performance criteria achieved is above certain financial performance levels and Altisource’s share performance is above certain established criteria, participants have the opportunity to vest in up to 150% of the restricted share unit award for certain awards. If the performance criteria achieved is below certain thresholds, the award is canceled. A total of 190 thousand performance-based awards were outstanding as of June 30, 2024.
Market-Based Awards. 50% of these awards generally vest if certain specific market conditions are achieved over a 30-day period and the remaining 50% of these awards generally vest on the one year anniversary of the initial vesting. The Company estimates the grant date fair value of these awards using a lattice (binomial) model. A total of 112 thousand market-based awards were outstanding as of June 30, 2024.
Performance-Based and Market-Based Awards. These awards generally vest if certain specific financial measures are achieved and if certain specific market conditions are achieved. If the performance criteria achieved is above certain financial performance levels and Altisource’s share performance is above certain established criteria, participants have the opportunity to vest in up to 300% of the restricted share unit award for certain awards. If the performance criteria or the market criteria is below certain thresholds, the award is canceled. The Company estimates the grant date fair value of these awards using a Monte Carlo simulation model. A total of 189 thousand performance-based and market-based awards were outstanding as of June 30, 2024.
The Company granted 1,554 thousand restricted share units (at a weighted average grant date fair value of $2.52 per share) during the six months ended June 30, 2024. These grants included 88 thousand performance-based awards and 88 thousand awards that include both a performance condition and a market condition. The Company granted 891 thousand restricted share units (at a weighted average grant date fair value of $4.82 per share) during the six months ended June 30, 2023. These grants included 57 thousand performance-based awards and 57 thousand awards that include both a performance condition and a market condition.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
The following table summarizes the activity related to our restricted shares and restricted share units:

Number of restricted shares and restricted share units

Outstanding as of December 31, 2023	1,262,742
Granted	1,554,003
Issued	(522,126)
Forfeited/canceled	(282,178)

Outstanding as of June 30, 2024	2,012,441
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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023

Service revenue	$36,863	$33,173	$73,754	$70,244
Reimbursable expenses	2,223	2,049	4,760	4,359
Non-controlling interests	35	13	76	93

Total	$39,121	$35,235	$78,590	$74,696

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Disaggregation of Revenue
Disaggregation of total revenue by segment and major source was as follows:

	Three months ended June 30, 2024
(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Servicer and Real Estate	$26,494	$2,531	$2,099	$31,124
Origination	7,714	159	124	7,997
Total revenue	$34,208	$2,690	$2,223	$39,121

	Three months ended June 30, 2023
(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Servicer and Real Estate	$22,538	$2,380	$1,930	$26,848
Origination	8,262	6	119	8,387
Total revenue	$30,800	$2,386	$2,049	$35,235

	Six months ended June 30, 2024
(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Servicer and Real Estate	$52,891	$5,215	$4,520	$62,626
Origination	15,410	314	240	15,964
Total revenue	$68,301	$5,529	$4,760	$78,590

	Six months ended June 30, 2023
(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Servicer and Real Estate	$49,091	$5,588	$4,114	$58,793
Origination	15,644	14	245	15,903
Total revenue	$64,735	$5,602	$4,359	$74,696
Transactions with Related Parties
John G. Aldridge, Jr., the Managing Partner of Aldridge Pite LLP (“Aldridge Pite”), is a member of the Board of Directors of Altisource. Aldridge Pite provides eviction and other real estate related services to the Company and pays for the use of certain of the Company’s technology in connection with providing these services. The Company recognized less than $0.1 million for the three and six months ended June 30, 2024 and 2023, respectively, of service revenue relating to services provided to Aldridge Pite.
Contract Balances
Our contract assets consist of unbilled accounts receivable (see Note 3). Our contract liabilities consist of current deferred revenue and other non-current liabilities as reported on the accompanying condensed consolidated balance sheets. Revenue recognized that was included in the contract liability at the beginning of the period was $2.2 million and $2.8 million for the six months ended June 30, 2024 and 2023, respectively ($0.9 million for the second quarter of 2024 and 2023).

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023

Outside fees and services	$14,321	$14,057	$28,767	$29,151
Compensation and benefits	7,343	9,281	14,456	18,982
Technology and telecommunications	2,344	3,865	5,230	7,262
Reimbursable expenses	2,223	2,049	4,760	4,359
Depreciation and amortization	173	451	356	906

Total	$26,404	$29,703	$53,569	$60,660
Transactions with Related Parties
The Company recognized $0.4 million and $0.5 million for the six months ended June 30, 2024 and 2023, respectively ($0.2 million and $0.3 million for the second quarter of 2024 and 2023, respectively), of cost of revenue relating to services received from Aldridge Pite. As of June 30, 2024, the Company had no payable to Aldridge Pite.
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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023

Compensation and benefits	$4,510	$5,376	$10,352	$11,406
Professional services	2,082	2,275	4,613	3,846
Amortization of intangible assets	1,270	1,280	2,540	2,560
Occupancy related costs	1,050	1,216	1,975	2,658
Marketing costs	539	559	1,047	941
Depreciation and amortization	103	204	216	448
Other	1,080	1,431	2,743	2,576

Total	$10,634	$12,341	$23,486	$24,435
NOTE 18 — OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023

Interest income (expense)	$206	$315	$429	$749
Other, net	(67)	75	1,352	1,201

Total	$139	$390	$1,781	$1,950

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
NOTE 19 — INCOME TAXES
We recognized an income tax provision of $1.4 million and $2.2 million for the six months ended June 30, 2024 and 2023, respectively ($0.7 million and $0.6 million for the second quarter of 2024 and 2023, respectively). Income tax provision for the three and six months ended June 30, 2024 was driven primarily by income tax expense on transfer pricing income from India and the United States, no tax benefit on the pretax loss from our Luxembourg operating company, and uncertain tax positions.
NOTE 20 — LOSS PER SHARE
Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. In accordance with ASC 260, penny warrants are included in the calculation of weighted average basic and diluted loss per share for the period that they are classified as equity. For the three and six months ended June 30, 2024, 1.5 million and 1.5 million penny warrants have been included in the calculation of weighted average basic and diluted loss per share. Diluted net loss per share excludes all dilutive securities because their impact would be anti-dilutive, as described below.
Basic and diluted loss per share are calculated as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023

Net loss attributable to Altisource	$(8,307)	$(18,850)	$(17,505)	$(31,797)

Weighted average common shares outstanding, basic	28,551	20,840	28,366	19,648

Weighted average common shares outstanding, diluted	28,551	20,840	28,366	19,648

Loss per share:
Basic	$(0.29)	$(0.90)	$(0.62)	$(1.62)
Diluted	$(0.29)	$(0.90)	$(0.62)	$(1.62)
For the six months ended June 30, 2024 and 2023, 2.2 million and 3.5 million, respectively (2.5 million and 4.1 million for the second quarter of 2024 and 2023, respectively), stock options, restricted shares and restricted share units were excluded from the computation of loss per share, as a result of the following:
•For the six months ended June 30, 2024 and 2023, 0.7 million and 2.2 million, respectively (0.7 million and 2.8 million for the second quarter of 2024 and 2023, respectively), stock options, restricted shares and restricted share units were anti-dilutive and have been excluded from the computation of diluted loss per share because the Company incurred a net loss
•For the six months ended June 30, 2024 and 2023, 0.6 million and 0.3 million, respectively (0.7 million and 0.3 million for the second quarter of 2024 and 2023, respectively), stock options were anti-dilutive and have been excluded from the computation of diluted loss per share because their exercise price was greater than the average market price of our common stock
•For the six months ended June 30, 2024 and 2023, 0.9 million and 1.0 million, respectively (1.1 million and 1.0 million for the second quarter of 2024 and 2023, respectively), stock options, restricted shares and restricted share units, which begin to vest upon the achievement of certain market criteria related to our common stock price, performance criteria and a total shareholder return compared to the market benchmark, that have not yet been met in each period have been excluded from the computation of diluted loss per share.
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
Onity Related Matters
As discussed in Note 2, during the three and six months ended June 30, 2024, Onity was our largest customer, accounting for 44% of our total revenue. Additionally, 7% of our revenue for the six months ended June 30, 2024 (6% of our revenue for the second quarter of 2024) was earned on the loan portfolios serviced by Onity, when a party other than Onity or the MSRs owner selected Altisource as the service provider.
Onity has disclosed that it is subject to a number of ongoing regulatory examinations, orders, inquiries, subpoenas, civil investigative demands, requests for information and other actions and is subject to pending and threatened legal proceedings, some of which include claims against Onity for substantial monetary damages. Previous regulatory actions against Onity have subjected Onity to independent oversight of its operations and placed certain restrictions on its ability to acquire servicing rights or proceed with default-related actions on the loans it services. Existing or future similar matters could result in adverse regulatory or other actions against Onity. In addition to the above, Onity may become subject to future adverse regulatory or other actions.
Onity has disclosed that Rithm is one of its largest servicing clients. As of March 31, 2024, Onity reported that approximately 15% of loans serviced and subserviced by Onity (measured in UPB) and approximately 66% of all delinquent loans that Onity services were related to Rithm MSRs or rights to MSRs.
The existence or outcome of Onity regulatory matters or the termination of Onity’s sub-servicing agreements with Rithm, or other significant Onity clients may have significant adverse effects on Onity’s business. For example, Onity may be required to alter the way it conducts business, including the parties it contracts with for services, it may be required to seek changes to its existing pricing structure with us, it may lose its non-government-sponsored enterprise (“GSE”) servicing rights or subservicing arrangements or may lose one or more of its state servicing or origination licenses. Additional regulatory actions or adverse financial developments may impose additional restrictions on or require changes in Onity’s business that could require it to sell assets or change its business operations. Any or all of these effects and others could result in our eventual loss of Onity as a customer or a reduction in the number and/or volume of services it purchases from us or the loss of other customers.
If any of the following events occurred, Altisource’s revenue could be significantly reduced and our results of operations could be materially adversely affected, including from the possible impairment or write-off of goodwill, intangible assets, property and equipment, other assets and accounts receivable:
•Altisource loses Onity as a customer or there is a significant reduction in the volume of services it purchases from us
•Onity loses, sells or transfers a significant portion of its GSE or Federal Housing Administration servicing rights or subservicing arrangements or remaining other servicing rights or subservicing arrangements and Altisource fails to be retained as a service provider
•The contractual relationship between Onity and Rithm changes significantly, including Onity’s sub-servicing arrangement with Rithm expiring without renewal, and this change results in a change in our status as a provider of services related to the Subject MSRs
•Onity loses state servicing licenses in states with a significant number of loans in Onity’s servicing portfolio
•Onity is subject to stays, moratoriums, suspensions or other restrictions that limit or delay default-related actions on the loans it services
•The contractual relationship between Onity and Altisource changes significantly or there are significant changes to our pricing to Onity for services from which we generate material revenue
•Altisource otherwise fails to be retained as a service provider.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
The foregoing list is not intended to be exhaustive. Management cannot predict whether any of these events or other events will occur or the amount of any impact they may have on Altisource.
Leases
We lease certain premises and equipment, primarily consisting of office space and information technology equipment. Certain of our leases include options to renew at our discretion or terminate leases early, and these options are considered in our determination of the expected lease term. Certain of our lease agreements include rental payments adjusted periodically for inflation. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. We sublease certain office space to third parties. Sublease income was $0.3 million and $0.1 million for the six months ended June 30, 2024 and 2023, respectively ($0.1 million and $0.1 million for the second quarter of 2024 and 2023, respectively). The amortization periods of right-of-use assets are generally limited by the expected lease term. Our leases generally have expected lease terms at adoption of one to six years.
Information about our lease terms and our discount rate assumption were as follows for the six months ended June 30:

	2024	2023

Weighted average remaining lease term (in years)	1.86	2.58
Weighted average discount rate	6.44%	5.91%
Our lease activity during the period was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023

Operating lease costs:
Selling, general and administrative expense	$468	$530	$943	$1,085

Cash used in operating activities for amounts included in the measurement of lease liabilities	$483	$591	$966	$1,131
Short-term (twelve months or less) lease costs	3	430	21	849
Maturities of our lease liabilities as of June 30, 2024 are as follows:

(in thousands)	Operating lease obligations

2024	$853
2025	1,404
2026	638
2027	—
2028	—
Total lease payments	2,895
Less: interest	(169)

Present value of lease liabilities	$2,726
Escrow and Other Balances
We hold customers’ assets in escrow and other accounts at various financial institutions pending completion of certain real estate activities. These amounts are held in escrow and other accounts for limited periods of time and are not included in the accompanying condensed consolidated balance sheets. Amounts held in escrow and other accounts were $24.8 million and $21.6 million as of June 30, 2024 and December 31, 2023, respectively.
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
Financial Information
Financial information for our segments is as follows:

	Three months ended June 30, 2024
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$31,124	$7,997	$—	$39,121
Cost of revenue	18,716	6,356	1,332	26,404
Gross profit (loss)	12,408	1,641	(1,332)	12,717
Selling, general and administrative expenses	2,395	1,746	6,493	10,634
Income (loss) from operations	10,013	(105)	(7,825)	2,083
Total other income (expense), net	(1)	—	(9,648)	(9,649)

Income (loss) before income taxes and non-controlling interests	$10,012	$(105)	$(17,473)	$(7,566)

	Three months ended June 30, 2023
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$26,848	$8,387	$—	$35,235
Cost of revenue	18,038	8,018	3,647	29,703
Gross profit (loss)	8,810	369	(3,647)	5,532
Selling, general and administrative expenses	2,638	2,350	7,353	12,341
Income (loss) from operations	6,172	(1,981)	(11,000)	(6,809)
Total other income (expense), net	—	—	(11,389)	(11,389)

Income (loss) before income taxes and non-controlling interests	$6,172	$(1,981)	$(22,389)	$(18,198)

	Six months ended June 30, 2024
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$62,626	$15,964	$—	$78,590
Cost of revenue	37,848	12,489	3,232	53,569
Gross profit (loss)	24,778	3,475	(3,232)	25,021
Selling, general and administrative expenses	5,493	3,705	14,288	23,486
Income (loss) from operations	19,285	(230)	(17,520)	1,535
Total other income (expense), net	(1)	—	(17,535)	(17,536)

Income (loss) before income taxes and non-controlling interests	$19,284	$(230)	$(35,055)	$(16,001)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

	Six months ended June 30, 2023
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$58,793	$15,903	$—	$74,696
Cost of revenue	37,763	15,472	7,425	60,660
Gross profit (loss)	21,030	431	(7,425)	14,036
Selling, general and administrative expenses	4,939	4,076	15,420	24,435
Income (loss) from operations	16,091	(3,645)	(22,845)	(10,399)
Total other income (expense), net	—	—	(19,137)	(19,137)

Income (loss) before income taxes and non-controlling interests	$16,091	$(3,645)	$(41,982)	$(29,536)
Total Assets
Total assets for our segments are as follows:

(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Total assets:
June 30, 2024	$57,411	$48,550	$40,596	$146,557
December 31, 2023	57,535	50,431	46,892	154,858

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
•our ability to retain Onity Group Inc. (together with its subsidiaries, “Onity”) (formerly Ocwen Financial Corporation, or “Ocwen”) as a customer or our ability to receive the anticipated volume of referrals from Onity;
•our ability to retain Rithm Capital Corp. (individually, together with one or more of its subsidiaries, or one or more of its subsidiaries individually, “Rithm”) as a customer or our ability to receive the anticipated volume of referrals from Rithm;
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
Solutions
Our Solutions business includes property preservation and inspection services, title insurance (as an agent) and settlement services, real estate valuation services, foreclosure trustee services, residential and commercial construction inspection and risk mitigation services, and residential real estate renovation services.
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
Servicer and Real Estate:
Through our offerings that support residential real estate and loan investors and forward and reverse servicers, we provide a suite of solutions and technologies intended to meet their growing and evolving needs. We are focused on growing referrals from our existing customer base and attracting new customers to our offerings. We have a customer base that includes government-sponsored enterprises (“GSEs”), asset managers, and several large bank and non-bank servicers including Onity and Rithm. We believe we are one of only a few providers with a broad suite of solutions, nationwide coverage and scalability. Further, we believe we are well positioned to gain market share from existing and new customers if they consolidate to larger, full-service providers or outsource services that have historically been performed in-house.
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
COVID-19 Pandemic Impacts
Actions taken by federal, state and local governments, GSEs and mortgage servicers in connection with the COVID-19 pandemic continue to have a profound impact on our business, our customers, and the industries in which we operate. Despite the expiration of certain such measures, we believe servicers are proceeding slowly with foreclosure initiations for borrowers in default and foreclosure initiations may not convert to foreclosure sales and REO at the same rate or pace as prior to the pandemic due to improved home equity and borrower relief options. The decline in foreclosure initiations and foreclosure sales throughout the pandemic, partially offset by the restart of the default market, significantly decreased default related referrals to Altisource and continue to negatively impact virtually all of Altisource’s default related services revenue.
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
During 2023 and the six months ended June 30, 2024, to address lower revenue, we worked to (1) reduce our cost structure, (2) maintain the infrastructure to deliver default related services for our customer base and support the anticipated increase in demand following the expiration of the moratoriums and forbearance plans and CFPB’s rules on temporary loss mitigation measures, and (3) add new Lenders One members, launch new solutions and increase customer adoption of our solutions to accelerate the growth of our origination business.
Share Repurchase Program
On May 16, 2023, our shareholders approved the renewal and amendment of the share repurchase program previously approved by the shareholders on May 15, 2018. Under the program, we are authorized to purchase up to 3.1 million shares of our common stock, based on a limit of 15% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $25.00 per share, for a period of five years from the date of approval. As of June 30, 2024, approximately 3.1 million shares of common stock remain available for repurchase under the program. There were no purchases of shares of common stock during the six months ended June 30, 2024 and 2023. Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of June 30, 2024, we can repurchase up to approximately $115 million of our common stock under Luxembourg law. Under the Amended Credit Agreement, we are not permitted to repurchase shares except for limited circumstances.
Onity Related Matters
During the three and six months ended June 30, 2024, Onity was our largest customer, accounting for 44% of our total revenue. Additionally, 7% of our revenue for the six months ended June 30, 2024 (6% of our revenue for the second quarter of 2024) was earned on the loan portfolios serviced by Onity, when a party other than Onity or the mortgage servicing rights (“MSRs”) owner selected Altisource as the service provider.
Onity has disclosed that it is subject to a number of ongoing regulatory examinations, orders, inquiries, subpoenas, civil investigative demands, requests for information and other actions and is subject to pending and threatened legal proceedings, some of which include claims against Onity for substantial monetary damages. Previous regulatory actions against Onity have subjected Onity to independent oversight of its operations and placed certain restrictions on its ability to acquire servicing rights or proceed with default-related actions on the loans it services. Existing or future similar matters could result in adverse regulatory or other actions against Onity. In addition to the above, Onity may become subject to future adverse regulatory or other actions.
Onity has disclosed that Rithm is one of its largest servicing clients. As of March 31, 2024, Onity reported that approximately 15% of loans serviced and subserviced by Onity (measured in UPB) and approximately 66% of all delinquent loans that Onity services were related to Rithm MSRs or rights to MSRs.
The existence or outcome of Onity regulatory matters or the termination of Onity’s sub-servicing agreements with Rithm or other significant Onity clients may have significant adverse effects on Onity’s business. For example, Onity may be required to alter the way it conducts business, including the parties it contracts with for services, it may be required to seek changes to its existing pricing structure with us, it may lose its non-GSE servicing rights or subservicing arrangements or may lose one or more of its state servicing or origination licenses. Additional regulatory actions or adverse financial developments may impose additional restrictions on or require changes in Onity’s business that could require it to sell assets or change its business operations. Any or all of these effects and others could result in our eventual loss of Onity as a customer or a reduction in the number and/or volume of services it purchases from us or the loss of other customers.
If any of the following events occurred, Altisource’s revenue could be significantly reduced and our results of operations could be materially adversely affected, including from the possible impairment or write-off of goodwill, intangible assets, property and equipment, other assets and accounts receivable:
•Altisource loses Onity as a customer or there is a significant reduction in the volume of services it purchases from us
•Onity loses, sells or transfers a significant portion of its GSE or Federal Housing Administration servicing rights or subservicing arrangements or remaining other servicing rights or subservicing arrangements and Altisource fails to be retained as a service provider
•The contractual relationship between Onity and Rithm changes significantly, including Onity’s sub-servicing arrangement with Rithm expiring without renewal, and this change results in a change in our status as a provider of services related to the Subject MSRs
•Onity loses state servicing licenses in states with a significant number of loans in Onity’s servicing portfolio
•Onity is subject to stays, moratoriums, suspensions or other restrictions that limit or delay default-related actions on the loans it services
•The contractual relationship between Onity and Altisource changes significantly or there are significant changes to our pricing to Onity for services from which we generate material revenue
•Altisource otherwise fails to be retained as a service provider and/or there is a reduction in referral volumes
The foregoing list is not intended to be exhaustive. Management cannot predict whether any of these events or other events will occur or the amount of any impact they may have on Altisource. We are seeking to diversify and grow our revenue and customer base and we have a sales and marketing strategy to support these efforts. Moreover, in the event one or more of these events materially negatively impact Altisource, we believe the variable nature of our cost structure would allow us to realign our cost structure to address some of the impact to revenue and that current liquidity would be sufficient to meet our working capital, capital expenditures, debt service and other cash needs. There can be no assurance that our plans will be successful or our operations will be profitable.
Factors Affecting Comparability
The following items impact the comparability of our results:
•Industrywide foreclosure initiations were 9% lower for the six months ended June 30, 2024 compared to the same period in 2023 (and 37% lower than the same pre-COVID-19 period in 2019)
•Industrywide foreclosure sales were 14% lower for the six months ended June 30, 2024 compared to the same period in 2023 (and 53% lower than the same pre-COVID-19 period in 2019)
•Industrywide mortgage origination volume decreased by 4% for the six months ended June 30, 2024 compared to the same period in 2023
•Temporary delay in certain California foreclosures during the three months ended June 30, 2023 negatively impacted revenue in the Servicer and Real Estate segment
•The interest rate on the Company’s senior secured term loans was 14.18% for the six months ended June 30, 2024 compared to 11.61% for the same period in 2023
•On February 14, 2023, Altisource Portfolio Solutions S.A. and its wholly-owned subsidiary, Altisource S.à r.l., entered into Amendment No. 2 to the Credit Agreement. In connection with Amendment No. 2, the Company paid $3.3 million for the six months ended June 30, 2023, to advisors and recorded these payments as other expense in the condensed consolidated statements of operations and comprehensive loss (no comparative amount for the six months ended June 30, 2024)
•The Company recognized an income tax provision of $1.4 million and $2.2 million for the six months ended June 30, 2024 and 2023, respectively ($0.7 million and $0.6 million for the second quarter of 2024 and 2023, respectively). The income tax provision for the three and six months ended June 30, 2024 was driven primarily by income tax expense on transfer pricing income from India and the United States, no tax benefit on the pretax loss from our Luxembourg operating company, and uncertain tax positions.

CONSOLIDATED RESULTS OF OPERATIONS
Summary Results
The following is a discussion of our consolidated results of operations for the periods indicated. For a more detailed discussion of the factors that affected the results of our business segments in these periods, see “Segment Results of Operations” below.
The following table sets forth information on our consolidated results of operations:

	Three months ended June 30,			Six months ended June 30,
(in thousands, except per share data)	2024	2023	% Increase (decrease)	2024	2023	% Increase (decrease)

Service revenue:
Servicer and Real Estate	$29,025	$24,918	16	$58,106	$54,679	6
Origination	7,838	8,255	(5)	15,648	15,565	1
Total service revenue	36,863	33,173	11	73,754	70,244	5
Reimbursable expenses	2,223	2,049	8	4,760	4,359	9
Non-controlling interests	35	13	169	76	93	(18)
Total revenue	39,121	35,235	11	78,590	74,696	5
Cost of revenue	26,404	29,703	(11)	53,569	60,660	(12)
Gross profit	12,717	5,532	130	25,021	14,036	78
Selling, general and administrative expenses	10,634	12,341	(14)	23,486	24,435	(4)
Income (loss) from operations	2,083	(6,809)	131	1,535	(10,399)	115
Other income (expense), net:
Interest expense	(9,788)	(9,904)	(1)	(19,317)	(16,664)	16
Change in fair value of warrant liability	—	(1,774)	100	—	(1,080)	100
Debt amendment costs	—	(101)	100	—	(3,343)	100
Other income (expense), net	139	390	(64)	1,781	1,950	(9)
Total other income (expense), net	(9,649)	(11,389)	(15)	(17,536)	(19,137)	(8)

Loss before income taxes and non-controlling interests	(7,566)	(18,198)	58	(16,001)	(29,536)	46
Income tax provision	(706)	(639)	(10)	(1,428)	(2,168)	(34)

Net loss	(8,272)	(18,837)	56	(17,429)	(31,704)	45
Net income attributable to non-controlling interests	(35)	(13)	(169)	(76)	(93)	18

Net loss attributable to Altisource	$(8,307)	$(18,850)	56	$(17,505)	$(31,797)	45

Margins:
Gross profit / service revenue	34%	17%		34%	20%
Income (loss) from operations / service revenue	6%	(21)%		2%	(15)%

Loss per share:
Basic	$(0.29)	$(0.90)	68	$(0.62)	$(1.62)	62
Diluted	$(0.29)	$(0.90)	68	$(0.62)	$(1.62)	62

Weighted average shares outstanding:
Basic	28,551	20,840	37	28,366	19,648	44
Diluted	28,551	20,840	37	28,366	19,648	44

Revenue
We recognized service revenue of $73.8 million for the six months ended June 30, 2024, a 5% increase compared to the six months ended June 30, 2023 ($36.9 million for the second quarter of 2024, an 11% increase compared to the second quarter of 2023). The increase in service revenue for the three and six months ended June 30, 2024 is primarily driven by higher revenue in the Servicer and Real Estate segment from growth in our foreclosure trustee and field services businesses in the Solutions business, partially offset by $0.8 million of first quarter 2023 non-recurring professional services revenue in the Equator business within the Technology and SaaS Products business.
We recognized reimbursable expense revenue of $4.8 million for the six months ended June 30, 2024, a 9% increase compared to the six months ended June 30, 2023 ($2.2 million for the second quarter of 2024, an 8% increase compared to the second quarter of 2023). The increase in reimbursable expenses for the six months ended June 30, 2024 was primarily driven by higher-value REO title related expenses in connection the default title business in the Solutions business within the Servicer and Real Estate segment partially offset by a decrease in property preservation services in the Solutions business within the Servicer and Real Estate segment. The increase in reimbursable expenses for the three months ended June 30, 2024 was primarily driven by an increase in property preservation services in the Solutions business within the Servicer and Real Estate segment.
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
Cost of revenue consists of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2024	2023	% Increase (decrease)	2024	2023	% Increase (decrease)

Outside fees and services	$14,321	$14,057	2	$28,767	$29,151	(1)
Compensation and benefits	7,343	9,281	(21)	14,456	18,982	(24)
Technology and telecommunications	2,344	3,865	(39)	5,230	7,262	(28)
Reimbursable expenses	2,223	2,049	8	4,760	4,359	9
Depreciation and amortization	173	451	(62)	356	906	(61)

Cost of revenue	$26,404	$29,703	(11)	$53,569	$60,660	(12)
We recognized cost of revenue of $53.6 million for the six months ended June 30, 2024, a 12% decrease compared to the six months ended June 30, 2023 ($26.4 million for the second quarter of 2024, an 11% decrease compared to the second quarter of 2023). Compensation and benefits for the three and six months ended June 30, 2024 decreased primarily due to efficiency initiatives and cost savings measures taken in 2023. Technology and telecommunications for the three and six months ended June 30, 2024 decreased primarily due to lower overall headcount. In addition, changes in reimbursable expenses for the six months ended June 30, 2024 are consistent with the changes in reimbursable expense revenue discussed in the revenue section above.
Gross profit increased to $25.0 million, representing 34% of service revenue, for the six months ended June 30, 2024 compared to $14.0 million, representing 20% of service revenue, for the six months ended June 30, 2023 (increased to $12.7 million, representing 34% of service revenue, for the second quarter of 2024, compared to $5.5 million, representing 17% of service revenue, for the second quarter of 2023) . Gross profit as a percentage of service revenue for the three and six months ended ended June 30, 2024 increased compared to the three and six months ended ended June 30, 2023 primarily due to margin expansion in both the Servicer and Real Estate segment and the Origination segment from efficiency initiatives and lower corporate costs as a percentage of revenue.

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
SG&A expenses consist of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2024	2023	% Increase (decrease)	2024	2023	% Increase (decrease)

Compensation and benefits	$4,510	$5,376	(16)	$10,352	$11,406	(9)
Professional services	2,082	2,275	(8)	4,613	3,846	20
Amortization of intangible assets	1,270	1,280	(1)	2,540	2,560	(1)
Occupancy related costs	1,050	1,216	(14)	1,975	2,658	(26)
Marketing costs	539	559	(4)	1,047	941	11
Depreciation and amortization	103	204	(50)	216	448	(52)
Other	1,080	1,431	(25)	2,743	2,576	6

Selling, general and administrative expenses	$10,634	$12,341	(14)	$23,486	$24,435	(4)
SG&A expenses for the six months ended June 30, 2024 of $23.5 million decreased by 4% compared to the six months ended June 30, 2023 ($10.6 million for the second quarter of 2024, a 14% decrease compared to the second quarter of 2023). The decrease for the six months ended June 30, 2024 was primarily driven by lower compensation and benefits and occupancy related costs, partially offset by higher professional services. Compensation and benefits and occupancy related costs for the three and six months ended months ended June 30, 2024 decreased from efficiency and cost reductions measures. Professional services for the six months ended June 30, 2024 increased primarily due to accruals for potential settlements of certain legacy indemnity claims and estimated legal matters.
Income (loss) from operations
Income (loss) from operations for the six months ended June 30, 2024 was $1.5 million, representing 2% of service revenue, compared to $(10.4) million, representing (15)% of service revenue, for the six months ended June 30, 2023 (increased to $2.1 million, representing 6% of service revenue, for the second quarter of 2024, compared to $(6.8) million representing (21)% of service revenue for the second quarter of 2023). Income (loss) from operations as a percentage of service revenue improved for the three and six months ended June 30, 2024 compared to the three and six months ended ended June 30, 2023, primarily as a result of higher gross profit margins and lower SG&A expenses.
Other Income (Expense), net
Other income (expense), net principally includes interest expense and other non-operating gains and losses.
Other income (expense), net was $(17.5) million for the six months ended June 30, 2024 compared to $(19.1) million for the six months ended June 30, 2023 ($(9.6) million for the second quarter of 2024 and $(11.4) million for the second quarter of 2023). The change for the three and six months ended June 30, 2024 was primarily driven by lower debt amendment costs and a loss on the change in fair value of the warrant liability for the three and six months ended June 30, 2023 (no comparable amount for the three and six months ended June 30, 2024). The lower costs for the six months ended June 30, 2024 was partially offset by higher interest expense driven by higher interest rates on our amended SSTL.
Income Tax Provision
We recognized an income tax provision of $1.4 million and $2.2 million for the six months ended June 30, 2024 and 2023, respectively ($0.7 million and $0.6 million for the second quarter of 2024 and 2023, respectively). The income tax provision for the three and six months ended June 30, 2024 was driven primarily by income tax expense on transfer pricing income from India and the United States, no tax benefit on the pretax loss from our Luxembourg operating company, and uncertain tax positions.

SEGMENT RESULTS OF OPERATIONS
The following section provides a discussion of pretax results of operations of our business segments. Transactions between segments are accounted for as third party arrangements for purposes of presenting segment results of operations.
Financial information for our segments was as follows:

	Three months ended June 30, 2024
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$29,025	$7,838	—	$36,863
Reimbursable expenses	2,099	124	—	2,223
Non-controlling interests	—	35	—	35
	31,124	7,997	—	39,121
Cost of revenue	18,716	6,356	1,332	26,404
Gross profit (loss)	12,408	1,641	(1,332)	12,717
Selling, general and administrative expenses	2,395	1,746	6,493	10,634
Income (loss) from operations	10,013	(105)	(7,825)	2,083
Total other income (expense), net	(1)	—	(9,648)	(9,649)

Income (loss) before income taxes and non-controlling interests	$10,012	$(105)	$(17,473)	$(7,566)

Margins:
Gross profit (loss) / service revenue	43%	21%	N/M	34%
Income (loss) from operations / service revenue	34%	(1)%	N/M	6%
_____________________________________
N/M — not meaningful.

	Three months ended June 30, 2023
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$24,918	$8,255	$—	$33,173
Reimbursable expenses	1,930	119	—	2,049
Non-controlling interests	—	13	—	13
	26,848	8,387	—	35,235
Cost of revenue	18,038	8,018	3,647	29,703
Gross profit (loss)	8,810	369	(3,647)	5,532
Selling, general and administrative expenses	2,638	2,350	7,353	12,341
Income (loss) from operations	6,172	(1,981)	(11,000)	(6,809)
Total other income (expense), net	—	—	(11,389)	(11,389)

Income (loss) before income taxes and non-controlling interests	$6,172	$(1,981)	$(22,389)	$(18,198)

Margins:
Gross profit (loss) / service revenue	35%	4%	N/M	17%
Income (loss) from operations / service revenue	25%	(24)%	N/M	(21)%
______________________________________
N/M — not meaningful.

	Six months ended June 30, 2024
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$58,106	$15,648	$—	$73,754
Reimbursable expenses	4,520	240	—	4,760
Non-controlling interests	—	76	—	76
	62,626	15,964	—	78,590
Cost of revenue	37,848	12,489	3,232	53,569
Gross profit (loss)	24,778	3,475	(3,232)	25,021
Selling, general and administrative expenses	5,493	3,705	14,288	23,486
Income (loss) from operations	19,285	(230)	(17,520)	1,535
Total other income (expense), net	(1)	—	(17,535)	(17,536)

Income (loss) before income taxes and non-controlling interests	$19,284	$(230)	$(35,055)	$(16,001)

Margins:
Gross profit (loss) / service revenue	43%	22%	N/M	34%
Income (loss) from operations / service revenue	33%	(1)%	N/M	2%
_____________________________________
N/M — not meaningful.

	Six months ended June 30, 2023
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$54,679	$15,565	$—	$70,244
Reimbursable expenses	4,114	245	—	4,359
Non-controlling interests	—	93	—	93
	58,793	15,903	—	74,696
Cost of revenue	37,763	15,472	7,425	60,660
Gross profit (loss)	21,030	431	(7,425)	14,036
Selling, general and administrative expenses	4,939	4,076	15,420	24,435
Income (loss) from operations	16,091	(3,645)	(22,845)	(10,399)
Total other income (expense), net	—	—	(19,137)	(19,137)

Income (loss) before income taxes and non-controlling interests	$16,091	$(3,645)	$(41,982)	$(29,536)

Margins:
Gross profit (loss) / service revenue	38%	3%	N/M	20%
Income (loss) from operations / service revenue	29%	(23)%	N/M	(15)%
_____________________________________
N/M — not meaningful.

Servicer and Real Estate
Revenue
Revenue by line of business was as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2024	2023	% Increase (decrease)	2024	2023	% Increase (decrease)

Service revenue:
Solutions	$19,198	$15,142	27	$38,456	$33,676	14
Marketplace	7,333	7,142	3	14,509	14,854	(2)
Technology and SaaS Products	2,494	2,634	(5)	5,141	6,149	(16)
Total service revenue	29,025	24,918	16	58,106	54,679	6

Reimbursable expenses:
Solutions	967	823	17	2,223	1,827	22
Marketplace	1,132	1,107	2	2,297	2,287	—
Total reimbursable expenses	2,099	1,930	9	4,520	4,114	10

Total revenue	$31,124	$26,848	16	$62,626	$58,793	7
We recognized service revenue of $58.1 million for the six months ended June 30, 2024, a 6% increase compared to the six months ended June 30, 2023 ($29.0 million for the second quarter of 2024, a 16% increase compared to the second quarter of 2023). We also recognized reimbursable expense revenue of $4.5 million for the six months ended June 30, 2024, a 10% increase compared to the six months ended June 30, 2023 ($2.1 million for the second quarter of 2024, a 9% increase compared to the second quarter of 2023) . The increase in service revenue for the three and six months ended June 30, 2024 was driven by growth in our foreclosure trustee and field services businesses in the Solutions business, partially offset by $0.8 million of first quarter 2023 non-recurring professional services revenue in the Equator business within the Technology and SaaS Products business.
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
Cost of Revenue and Gross Profit
Cost of revenue consisted of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2024	2023	% Increase (decrease)	2024	2023	% Increase (decrease)

Outside fees and services	$9,289	$8,092	15	$18,884	$18,347	3
Compensation and benefits	5,585	5,760	(3)	10,979	11,479	(4)
Reimbursable expenses	2,099	1,930	9	4,520	4,114	10
Technology and telecommunications	1,663	2,042	(19)	3,295	3,393	(3)
Depreciation and amortization	80	214	(63)	170	430	(60)

Cost of revenue	$18,716	$18,038	4	$37,848	$37,763	1
Cost of revenue for the six months ended June 30, 2024 of $37.8 million increased by less than 1% compared to the six months ended June 30, 2023 ($18.7 million for the second quarter of 2024, a 4% increased compared to the second quarter of 2023). The increase in cost of revenue for the three and six months ended June 30, 2024 is primarily driven by higher outside fees and services primarily in the foreclosure trustee business in the Solutions business and higher reimbursable expenses, partially offset by lower compensation and benefits from efficiency initiatives and cost savings measures.
Gross profit increased to $24.8 million, representing 43% of service revenue, for the six months ended June 30, 2024 compared to $21.0 million, representing 38% of service revenue, for the six months ended June 30, 2023 (increased to $12.4 million, representing 43% of service revenue, for the second quarter of 2024, compared to $8.8 million, representing 35% of service revenue, for the second quarter of 2023). Gross profit as a percentage of service revenue for the three and six months ended June 30, 2024 increased primarily due to price increases for certain services and efficiency initiatives and cost savings measures. Our margins can vary substantially depending upon the service revenue mix.
Selling, General and Administrative Expenses
SG&A expenses consisted of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2024	2023	% Increase (decrease)	2024	2023	% Increase (decrease)

Professional services	$635	$365	74	$1,652	$646	156
Amortization of intangible assets	740	740	—	1,480	1,480	—
Compensation and benefits	497	680	(27)	1,024	1,322	(23)
Marketing costs	329	375	(12)	673	674	—
Occupancy related costs	171	183	(7)	312	357	(13)
Depreciation and amortization	1	—	N/M	1	1	—
Other	22	295	(93)	351	459	(24)

Selling, general and administrative expenses	$2,395	$2,638	(9)	$5,493	$4,939	11
SG&A for the six months ended June 30, 2024 of $5.5 million increased by 11% compared to the six months ended June 30, 2023 ($2.4 million for the second quarter of 2024, a 9% decrease compared to the second quarter of 2023). The increase in SG&A for the six months ended June 30, 2024 is primarily due to higher professional services, partially offset by lower compensation and benefits. The decrease in SG&A for the three months ended June 30, 2024 is primarily due to lower compensation and benefits and other expenses, partially offset by higher professional services. Professional services for the three and six months ended June 30, 2024 increased primarily due to accruals for potential settlements of certain legacy indemnity claims. Compensation and benefits for the three and six months ended June 30, 2024 decreased from efficiency and cost reduction measures. Other expenses for the three months ended June 30, 2024 decreased from lower bad debt expense.
Income from operations
Income from operations increased to $19.3 million, representing 33% of service revenue, for the six months ended June 30, 2024 compared to $16.1 million, representing 29% of service revenue, for the six months ended June 30, 2023 (increased to $10.0 million, representing 34% of service revenue, for the second quarter of 2024, compared to $6.2 million, representing 25% of service revenue for the second quarter of 2023). The increase in operating income as a percentage of service revenue for the six months ended June 30, 2024 is primarily the result of higher gross profit margins, as discussed above, partially offset by higher SG&A expenses. The increase in operating income as a percentage of service revenue for the three months ended June 30, 2024 is primarily the result of higher gross profit margins and lower SG&A expenses.

Origination
Revenue
Revenue by business unit was as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2024	2023	% Increase (decrease)	2024	2023	% Increase (decrease)

Service revenue:
Lenders One	$6,270	$6,620	(5)	$12,743	$12,244	4
Solutions	1,409	1,466	(4)	2,591	2,976	(13)
Technology and SaaS Products	159	169	(6)	314	345	(9)
Total service revenue	7,838	8,255	(5)	15,648	15,565	1

Reimbursable expenses:
Solutions	124	119	4	240	245	(2)
Total reimbursable expenses	124	119	4	240	245	(2)

Non-controlling interests	35	13	169	76	93	(18)

Total revenue	$7,997	$8,387	(5)	$15,964	$15,903	—
We recognized service revenue of $15.6 million for the six months ended June 30, 2024, a 1% increase compared to the six months ended June 30, 2023 ($7.8 million for the second quarter of 2024, a 5% decrease compared to the second quarter of 2023). We also recognized reimbursable expense revenue of $0.2 million for the six months ended June 30, 2024, a 2% decrease compared to the six months ended June 30, 2023 ($0.1 million for the second quarter of 2024, a 4% increase compared to the second quarter of 2023). The increase in service revenue in the Origination segment for the six months ended June 30, 2024 is primarily driven by Lenders One growth with our new reseller products, partially offset by the 4% market decrease in mortgage origination volume and the decline in the Solutions business revenue driven by a lower volume of outsourced fulfillment services. The decrease in service revenue in the Origination segment for the three months ended June 30, 2024 is primarily driven by the 13% market decrease in mortgage origination volume, partially offset by sales wins from our newer reseller products.
Cost of Revenue and Gross Profit
Cost of revenue consisted of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2024	2023	% Increase (decrease)	2024	2023	% Increase (decrease)

Outside fees and services	$5,032	$5,965	(16)	$9,883	$10,804	(9)
Compensation and benefits	1,039	1,666	(38)	2,068	3,814	(46)
Technology and telecommunications	155	258	(40)	285	590	(52)
Reimbursable expenses	124	119	4	240	245	(2)
Depreciation and amortization	6	10	(40)	13	19	(32)

Cost of revenue	$6,356	$8,018	(21)	$12,489	$15,472	(19)
Cost of revenue for the six months ended June 30, 2024 of $12.5 million decreased by 19% compared to the six months ended June 30, 2023 ($6.4 million for the second quarter of 2024, a 21% decrease compared to the second quarter of 2023). The decrease in cost of revenue for the three and six months ended June 30, 2024 was primarily driven by the prior year alignment of compensation and benefits with lower origination volume and lower outside fees and services from lower revenue.
Gross profit increased to $3.5 million, representing 22% of service revenue, for the six months ended June 30, 2024 compared to $0.4 million, representing 3% of service revenue, for the six months ended June 30, 2023 (increased to $1.6 million, representing 21% of service revenue, for the second quarter of 2024, compared to $0.4 million, representing 4% of service revenue for the second quarter of 2023). Gross profit as a percentage of service revenue for the three and six months ended June 30, 2024 increased from efficiency initiatives and cost savings measures.
Selling, General and Administrative Expenses
SG&A expenses consisted of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2024	2023	% Increase (decrease)	2024	2023	% Increase (decrease)

Amortization of intangible assets	$530	$540	(2)	$1,060	$1,080	(2)
Compensation and benefits	494	579	(15)	965	1,244	(22)
Professional services	141	500	(72)	281	681	(59)
Marketing costs	209	184	14	369	278	33
Occupancy related costs	124	64	94	243	142	71
Depreciation and amortization	1	—	N/M	1	—	N/M
Other	247	483	(49)	786	651	21

Selling, general and administrative expenses	$1,746	$2,350	(26)	$3,705	$4,076	(9)
SG&A for the six months ended June 30, 2024 of $3.7 million decreased by 9% compared to the six months ended June 30, 2023 ($1.7 million for the second quarter of 2024, a 26% decrease compared to the second quarter of 2023). The decrease in SG&A for the three and six months ended June 30, 2024 is primarily due to lower professional services from lower legal-related costs and lower compensation and benefits from efficiency and cost reduction measures. The decrease in SG&A for the six months ended June 30, 2024 is partially offset by higher other expenses from the first quarter 2023 reversal of bad debt expense from collection of aged receivables.
Loss from operations
Loss from operations decreased to $(0.2) million, representing (1)% of service revenue, for the six months ended June 30, 2024 compared to $(3.6) million, representing (23)% of service revenue, for the six months ended June 30, 2023 (decreased to $(0.1) million, representing (1)% of service revenue for the second quarter of 2024, compared to $(2.0) million, representing (24)% of service revenue for the second quarter of 2023). The improvement in operating loss as a percentage of service revenue for the three and six months ended June 30, 2024 is primarily from lower SG&A expenses and higher gross profit margins.
Corporate and Others
Cost of Revenue
Cost of revenue consisted of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2024	2023	% Increase (decrease)	2024	2023	% Increase (decrease)

Technology and telecommunications	$526	$1,565	(66)	$1,650	$3,279	(50)
Compensation and benefits	719	1,855	(61)	1,409	3,689	(62)
Depreciation and amortization	87	227	(62)	173	457	(62)

Cost of revenue	$1,332	$3,647	(63)	$3,232	$7,425	(56)
Cost of revenue for the six months ended June 30, 2024 of $3.2 million decreased by 56% compared to the six months ended June 30, 2023 ($1.3 million for the second quarter of 2024, a 63% decrease compared to the second quarter of 2023). The decrease in cost of revenue for the three and six months ended June 30, 2024 is primarily driven by lower compensation and benefits and technology and telecommunications due to efficiency initiatives and cost savings initiatives.

Selling, General and Administrative Expenses
SG&A in Corporate and Others include costs related to the corporate functions including executive, finance, technology, law, compliance, human resources, vendor management, facilities, risk management and eliminations between reportable segments.
SG&A expenses consisted of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2024	2023	% Increase (decrease)	2024	2023	% Increase (decrease)

Compensation and benefits	$3,519	$4,117	(15)	$8,363	$8,840	(5)
Professional services	1,306	1,410	(7)	2,680	2,519	6
Occupancy related costs	755	969	(22)	1,420	2,159	(34)
Depreciation and amortization	101	204	(50)	214	447	(52)
Marketing costs	1	—	N/M	5	(11)	145
Other	811	653	24	1,606	1,466	10

Selling, general and administrative expenses	$6,493	$7,353	(12)	$14,288	$15,420	(7)
SG&A for the six months ended June 30, 2024 of $14.3 million decreased by 7% compared to the six months ended June 30, 2023 ($6.5 million for the second quarter of 2024, a 12% decrease compared to the second quarter of 2023). The decrease for the three and six months ended June 30, 2024 is primarily driven by lower compensation and benefits and occupancy related costs driven by efficiency initiatives and cost savings measures. The decrease for the six months ended June 30, 2024 is partially offset by higher professional services primarily due to higher legal-related costs.
Other Income (Expense), net
Other income (expense), net principally includes interest expense and other non-operating gains and losses.
Other income (expense), net was $(17.5) million for the six months ended June 30, 2024 compared to $(19.1) million for the six months ended June 30, 2023 ($(9.6) million for the second quarter of 2024 and $(11.4) million for the second quarter of 2023). The change for the three and six months ended June 30, 2024 was primarily driven by lower debt amendment costs and a loss on the change in fair value of the warrant liability for the three and six months ended June 30, 2023 (no comparable amount for the three and six months ended June 30, 2024). The lower costs for the six months ended June 30, 2024 was partially offset by higher interest expense driven by higher interest rates on our amended SSTL.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary source of liquidity has historically been cash flow from operations, cash proceeds from sales of businesses, cash proceeds from the sale of equity securities and cash on hand. However, due to governmental and market responses to the COVID-19 pandemic, revenue has declined significantly compared to pre-pandemic levels. The lower revenue, partially offset by efficiency initiatives and cost savings measures, resulted in negative operating cash flow from operations for the six months ended June 30, 2024 and 2023. We believe our anticipated revenue growth from the return of the default market, on-boarding sales wins, and revenue mix together with our reduced cost structure, should help reduce negative operating cash flow. We seek to deploy cash generated in a disciplined manner. Principally, we intend to use cash to develop and grow complementary services and businesses that we believe will generate attractive margins in line with our core capabilities and strategy and fund negative operating cash flow. We also use cash for repayments of our long-term debt and capital investments. In addition, from time to time we consider and evaluate business acquisitions, dispositions, closures, sales of equity securities or other similar actions that are aligned with our strategy.

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
Through March 29, 2023, the SSTL’s interest rate was the Adjusted Eurodollar Rate plus 4.00%. Beginning March 30, 2023, the SSTL bears interest at rates based upon, at our option, the Secured Overnight Financing Rate (“SOFR”) or the Base Rate, as defined in the Amended Credit Agreement. SOFR-based term loans bear interest at a rate per annum equal to SOFR plus 5.00% payable in cash plus a payable in kind (“PIK”) component. Base Rate-based term loans bear interest at a rate per annum equal to the Base Rate plus 4.00% payable in cash plus a PIK component. The PIK component of the interest rate was subject to adjustment based on the amount of Aggregate Paydowns. Since Aggregate Paydowns were $20 million in the first quarter of 2023 and an additional $10 million in the third quarter of 2023, the PIK component was 4.50% for the period March 30, 2023 through June 30, 2023 and 3.75% for periods thereafter. The interest rate as of June 30, 2024, including the PIK component, was 14.16%.
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
As of June 30, 2024, the outstanding principal balance of the SSTL was $228.4 million.

Revolver
On June 22, 2021 Altisource S.à r.l, a subsidiary of Altisource Portfolio Solutions S.A., entered into a revolving credit facility with a related party, STS Master Fund, Ltd. (“STS”) (the “Revolver”). STS is an investment fund managed by Deer Park. Deer Park owns approximately 16% of Altisource’s common stock as of June 30, 2024 and owns Altisource debt as a lender under the Amended Credit Agreement. An employee of Deer Park is a member of Altisource’s Board of Directors.
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
As of June 30, 2024, there was no outstanding debt under the Amended Revolver, and since amending the Revolver, the Company has not borrowed any amount under the Amended Revolver.
Revolving Loan Agreement
In connection with the Company’s residential real estate renovation services business, on June 3, 2024 Altisource Solutions, Inc., an indirect subsidiary of Altisource Portfolio Solutions S.A, entered into a revolving loan agreement with a related party, Altisource Asset Management Corporation (“AAMC”) (the “Revolving Loan Agreement”).
Under the terms of the Revolving Loan Agreement, AAMC will make loans to Altisource from time to time, as may be requested by Altisource. The Revolving Loan Agreement provides Altisource the ability to borrow an initial aggregate amount of up to $1.0 million, with the potential for this to be increased up to $3.0 million at the option of AAMC. Amounts that are repaid may be re-borrowed in accordance with the limitations set forth below.
The maturity date of the Revolving Loan Agreement is June 3, 2025 and may be automatically extended for one year on each anniversary of the maturity date. During any extension period, AAMC may terminate the Revolving Loan Agreement upon 150 days prior written notice and the loan will mature upon such termination. The outstanding balance on the Revolving Loan Agreement is due and payable on such maturity date.
Borrowings under the Revolving Loan Agreement bear interest of 12.00% per annum in cash and are payable monthly in arrears on the first business day of each calendar month. Altisource will pay AAMC a monthly unused commitment fee in an amount equal to 0.25% per annum of the average amount of the unused available credit under the Revolving Loan Agreement.
Altisource’s obligation under the Revolving Loan Agreement is secured by certain receivables related to the Company’s residential real estate renovation services business.
As of June 30, 2024, there was no outstanding debt under the Revolving Loan Agreement.

Cash Flows
The following table presents our cash flows for the six months ended June 30:

(in thousands)	2024	2023	% Increase (decrease)

Net cash used in operating activities	$(2,057)	$(10,940)	(81)
Net cash used in financing activities	(773)	(5,090)	85
Net decrease in cash, cash equivalents and restricted cash	(2,830)	(16,030)	(82)
Cash, cash equivalents and restricted cash at the beginning of the period	35,416	54,273	(35)

Cash, cash equivalents and restricted cash at the end of the period	$32,586	$38,243	(15)
Cash Flows from Operating Activities
Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net loss. For the six months ended June 30, 2024, net cash used in operating activities was $(2.1) million compared to net cash used in operating activities of $(10.9) million for the six months ended June 30, 2023. The improvement in cash used in operating activities was driven by a $14.6 million improvement in net loss adjusted for non-cash items included in the determination of net loss (PIK interest, stock based compensation, change in the fair value of warrant liability, bad debt expense, depreciation and amortization, deferred income taxes, amortization of debt discount, amortization of debt issuance and amendment costs, loss on disposal of fixed assets and amortization of intangible assets). This was partially offset by a $5.9 million decrease in cash provided by working capital from the $1.1 million net payment of taxes for the six months ended June 30, 2024 compared to the $4.5 million net collection of taxes receivable for the six months ended June 30, 2023 and a $2.0 million return of surety bonds in the six months ended June 30, 2023. Operating cash flows can be negatively impacted because of the nature of some of our services and the mix of services provided. Certain services are performed immediately following or shortly after the referral, but the collection of the receivable does not occur until a specific event occurs (e.g., the foreclosure is complete, the REO asset is sold, etc.). Furthermore, lower margin services generate lower income and cash flows from operations. Consequently, our cash flows from operations may be negatively impacted when comparing one period to another.
Cash Flows from Financing Activities
Net cash used in financing activities were $(0.8) million and $(5.1) million for the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024 and 2023, we made payments of $0.6 million and $0.5 million, respectively, to satisfy employee tax withholding obligations on the issuance of restricted share units and restricted shares. These payments were made to tax authorities, at the employees’ direction, to satisfy the employees’ tax obligations rather than issuing a portion of vested restricted share units and restricted shares to employees. In addition, during the six months ended June 30, 2024 and 2023, we distributed $0.1 million and $0.2 million, respectively, to non-controlling interests. During the six months ended June 30, 2023, we received $20.5 million in proceeds from the issuance of common stock, net of issuance costs, and used $20.0 million of the proceeds for repayment of debt. Also during the six months ended June 30, 2023, we paid $4.8 million to lenders or others on behalf of the lenders related to the debt amendment.

Future Uses of Cash
Our significant future liquidity obligations primarily pertain to the maturity of the SSTL under the Amended Credit Agreement, interest expense under the Amended Credit Agreement (see Liquidity section above), and operating lease payments on certain of our premises and equipment.
Significant future uses of cash include the following:

		Payments Due by Period
(in thousands)	Total	2024	2025-2026	2027-2028

Senior secured term loans (1)	$235,741	$—	$235,741	$—
Interest expense payments (2)	20,554	12,437	8,117	—
Lease payments	2,895	853	2,042	—

Total	$259,190	$13,290	$245,900	$—

______________________________________
(1)    The outstanding balance of our SSTL as of June 30, 2024 is $228.4 million and is due on April 30, 2025. Since Aggregate Paydowns were equal to or greater than $30 million, the maturity date of the SSTL may be extended at the Company’s option to April 30, 2026 (subject to a payment of a 2% payment-in-kind extension fee on or before April 30, 2025 and subject to the representations and warranties being true and correct as of such date and there being no default or event of default being in existence as of such date). The table herein reflects a maturity of April 2025. The increase in outstanding balance is from the PIK component of our interest expense and is assumed to be paid in kind through the April 2025 maturity date.
(2)    Estimated future interest payments based on the SOFR interest rate as of June 30, 2024 and the April 30, 2025 maturity date. Based on the April 30, 2025 maturity date, no interest expense has been included beyond April 30, 2025.
We anticipate funding future liquidity requirements with a combination of existing cash balances, cash anticipated to be generated by operating activities and, as needed, proceeds from the Amended Revolver. For further information, see Note 10 and Note 21 to the condensed consolidated financial statements.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of escrow and certain other account arrangements.
We hold customers’ assets in escrow and other accounts at various financial institutions pending completion of certain real estate and construction review activities. These amounts are held in escrow and other accounts for limited periods of time and are not included in the accompanying condensed consolidated balance sheets. Amounts held in escrow and other accounts were $24.8 million and $21.6 million as of June 30, 2024 and December 31, 2023, respectively.
Contractual Obligations, Commitments and Contingencies
For the six months ended June 30, 2024, there were no significant changes to our contractual obligations from those identified in our Form 10-K for the fiscal year ended December 31, 2023 and this Form 10-Q, other than those that occur in the normal course of business. See Note 21 to the condensed consolidated financial statements.
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
Our critical accounting policies are described in the MD&A section of our Form 10-K for the year ended December 31, 2023 filed with the SEC on March 7, 2024. There have been no material changes to our critical accounting policies during the six months ended June 30, 2024.

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
Based on the principal amount outstanding and SOFR as of June 30, 2024, a one percentage point increase in SOFR above the minimum floor would increase our annual interest expense by approximately $2.3 million. There would be a $2.3 million decrease in our annual interest expense if there was a one percentage point decrease in SOFR.
Currency Exchange Risk
We are exposed to currency risk from potential changes in currency values of our non-United States dollar denominated expenses, assets, liabilities and cash flows. Our most significant currency exposure relates to the Indian rupee. Based on expenses incurred in Indian rupees for the second quarter of 2024, a one percentage point increase or decrease in value of the Indian rupee in relation to the United States dollar would increase or decrease our annual expenses by approximately $0.3 million.
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
As of June 30, 2024, an evaluation was conducted under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of June 30, 2024.
b)    Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases of shares of common stock during the three months ended June 30, 2024. On May 16, 2023, our shareholders approved the renewal and amendment of the share repurchase program previously approved by the shareholders on May 15, 2018. Under the program, we are authorized to purchase up to 3.1 million shares of our common stock in the open market, subject to certain parameters, for a period of five years from the date of approval. As of June 30, 2024, the maximum number of shares that may be purchased under the repurchase program is 3.1 million shares of the Company’s common stock. In addition to the share repurchase program, during the three months ended June 30, 2024, 26,786 and common shares were withheld from employees to satisfy tax withholding obligations that arose from the vesting of restricted shares.
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
Item 5. Other Information
Director and Officer Trading Arrangements
During the three months ended June 30, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101 *
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024 is formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2024 and 2023; (iii) Condensed Consolidated Statements of Equity for the six months ended June 30, 2024 and 2023; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023; and (v) Notes to Condensed Consolidated Financial Statements.

104 *	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

______________________________________
*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
(Registrant)

Date:	July 25, 2024	By:	/s/ Michelle D. Esterman
Michelle D. Esterman
Chief Financial Officer
(On behalf of the Registrant and as its Principal Financial Officer and Principal Accounting Officer)