Form 10-Q
period 2024-09-30
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
filed 2024-10-24
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of October 18, 2024, there were 27,173,867 outstanding shares of the registrant’s common stock (excluding 2,788,881 shares held as treasury stock).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	September 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$28,339	$32,522
Accounts receivable, net of allowance for credit losses of $3,486 and $3,123, respectively	14,241	11,682
Prepaid expenses and other current assets	8,244	11,336
Total current assets	50,824	55,540

Premises and equipment, net	901	1,709
Right-of-use assets under operating leases	2,544	3,379
Goodwill	55,960	55,960
Intangible assets, net	22,738	26,548
Deferred tax assets, net	4,968	4,992
Other assets	6,568	6,730

Total assets	$144,503	$154,858

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$32,500	$30,088
Current portion of long-term debt	226,708	—
Deferred revenue	3,769	3,195
Other current liabilities	2,402	2,477
Total current liabilities	265,379	35,760

Long-term debt	—	215,615
Deferred tax liabilities, net	9,104	9,028
Other non-current liabilities	18,706	19,510

Commitments, contingencies and regulatory matters (Note 21)

Deficit:
Common stock ($1.00 par value; 100,000 shares authorized, 29,963 issued and 27,171 outstanding as of September 30, 2024; 29,963 issued and 26,496 outstanding as of December 31, 2023)	29,963	29,963
Additional paid-in capital	180,776	177,278
Accumulated deficit	(247,545)	(180,162)
Treasury stock, at cost (2,792 shares as of September 30, 2024 and 3,467 shares as of December 31, 2023)	(112,580)	(152,749)
Altisource deficit	(149,386)	(125,670)

Non-controlling interests	700	615
Total deficit	(148,686)	(125,055)

Total liabilities and deficit	$144,503	$154,858
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Revenue	$40,531	$36,213	$119,121	$110,909
Cost of revenue	28,461	29,024	82,030	89,684

Gross profit	12,070	7,189	37,091	21,225

Selling, general and administrative expenses	10,965	10,734	34,451	35,169

Income (loss) from operations	1,105	(3,545)	2,640	(13,944)
Other income (expense), net:
Interest expense	(9,960)	(9,890)	(29,277)	(26,554)
Change in fair value of warrant liability	—	2,225	—	1,145
Debt amendment costs	—	(59)	—	(3,402)
Other income (expense), net	362	407	2,143	2,357
Total other income (expense), net	(9,598)	(7,317)	(27,134)	(26,454)

Loss before income taxes and non-controlling interests	(8,493)	(10,862)	(24,494)	(40,398)
Income tax provision	(809)	(418)	(2,237)	(2,586)

Net loss	(9,302)	(11,280)	(26,731)	(42,984)
Net income attributable to non-controlling interests	(60)	(62)	(136)	(155)

Net loss attributable to Altisource	$(9,362)	$(11,342)	$(26,867)	$(43,139)

Loss per share:
Basic	$(0.33)	$(0.51)	$(0.94)	$(2.10)
Diluted	$(0.33)	$(0.51)	$(0.94)	$(2.10)

Weighted average shares outstanding:
Basic	28,672	22,181	28,469	20,538
Diluted	28,672	22,181	28,469	20,538

Comprehensive loss:
Comprehensive loss, net of tax	$(9,302)	$(11,280)	$(26,731)	$(42,984)
Comprehensive income attributable to non-controlling interests	(60)	(62)	(136)	(155)

Comprehensive loss attributable to Altisource	$(9,362)	$(11,342)	$(26,867)	$(43,139)
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Statements of Equity (Deficit)
(in thousands)

	Altisource Equity (Deficit)
	Common stock		Additional paid-in capital	Retained earnings	Treasury stock, at cost	Non-controlling interests	Total
	Shares

Balance, December 31, 2022	25,413	$25,413	$149,348	$118,948	$(413,358)	$775	$(118,874)

Net loss	—	—	—	(12,947)	—	80	(12,867)
Distributions to non-controlling interest holders	—	—	—	—	—	(102)	(102)
Share-based compensation expense	—	—	1,445	—	—	—	1,445
Issuance of restricted share units and restricted shares	—	—	—	(6,058)	6,058	—	—
Issuance of common stock, net of issuance costs	4,550	4,550	15,911	—	—	—	20,461
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(3,700)	3,240	—	(460)

Balance, March 31, 2023	29,963	$29,963	$166,704	$96,243	$(404,060)	$753	$(110,397)

Net loss	—	—	—	(18,850)	—	13	(18,837)
Distributions to non-controlling interest holders	—	—	—	—	—	(100)	(100)
Share-based compensation expense	—	—	1,242	—	—	—	1,242
Issuance of restricted share units and restricted shares	—	—	—	(2,259)	2,259	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(30)	27	—	(3)

Balance, June 30, 2023	29,963	$29,963	$167,946	$75,104	$(401,774)	$666	$(128,095)

Net loss	—	—	—	(11,342)	—	62	(11,280)
Distribution to non-controlling interest holders	—	—	—	—	—	(67)	(67)
Reclassification of warrant liability to equity	—	—	6,951	—	—	—	6,951
Share-based compensation expense	—	—	1,231	—	—	—	1,231
Sale of treasury stock, net of transaction costs	—	—	—	(228,269)	246,643	—	18,374
Issuance of restricted share units and restricted shares	—	—	—	(1,153)	1,153	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(465)	417	—	(48)

Balance, September 30, 2023	29,963	$29,963	$176,128	$(166,125)	$(153,561)	$661	$(112,934)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Statements of Equity (Deficit)
(in thousands)

	Altisource Equity (Deficit)
	Common stock		Additional paid-in capital	Retained earnings	Treasury stock, at cost	Non-controlling interests	Total
	Shares

Balance, December 31, 2023	29,963	$29,963	$177,278	$(180,162)	$(152,749)	$615	$(125,055)

Net loss	—	—	—	(9,198)	—	41	(9,157)
Distributions to non-controlling interest holders	—	—	—	—	—	(19)	(19)
Share-based compensation expense	—	—	2,213	—	—	—	2,213
Exercise of warrants, net of costs	—	—	(398)	(3,722)	4,030	—	(90)
Issuance of restricted share units and restricted shares	—	—	—	(15,860)	15,860	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(9,575)	8,985	—	(590)

Balance, March 31, 2024	29,963	$29,963	$179,093	$(218,517)	$(123,874)	$637	$(132,698)

Net loss	—	—	—	(8,307)	—	35	(8,272)
Distributions to non-controlling interest holders	—	—	—	—	—	(32)	(32)
Share-based compensation expense	—	—	844	—	—	—	844
Issuance of restricted share units and restricted shares	—	—	—	(6,427)	6,427	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(1,100)	1,058	—	(42)

Balance, June 30, 2024	29,963	$29,963	$179,937	$(234,351)	$(116,389)	$640	$(140,200)

Net loss	—	—	—	(9,362)	—	60	(9,302)
Share-based compensation expense	—	—	859	—	—	—	859
Exercise of warrants, net of costs	—	—	(20)	(171)	191	—	—
Issuance of restricted share units and restricted shares	—	—	—	(2,290)	2,290	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(1,371)	1,328	—	(43)

Balance, September 30, 2024	29,963	$29,963	$180,776	$(247,545)	$(112,580)	$700	$(148,686)
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(26,731)	$(42,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	794	1,933
Amortization of right-of-use assets under operating leases	1,190	1,351
Amortization of intangible assets	3,810	3,912
PIK accrual	6,505	4,777
Share-based compensation expense	3,916	3,918
Bad debt expense	776	319
Amortization of debt discount	2,791	2,846
Amortization of debt issuance costs	1,797	1,846
Deferred income taxes	76	(224)
Loss on disposal of fixed assets	14	121
Change in fair value of warrant liability	—	(1,145)
Changes in operating assets and liabilities:
Accounts receivable	(3,335)	(311)
Prepaid expenses and other current assets	3,092	12,350
Other assets	179	(1,891)
Accounts payable and accrued expenses	2,412	(2,475)
Current and non-current operating lease liabilities	(1,233)	(1,351)
Other current and non-current liabilities	323	(587)
Net cash used in operating activities	(3,624)	(17,595)

Cash flows from financing activities:
Proceeds from revolving loan agreement	250	—
Proceeds from issuance of common stock, net of issuance costs	—	20,461
Proceeds from issuance of treasury stock, net of issuance costs	—	18,374
Exercise of Warrants, net of costs	(90)	—
Debt issuance and amendment costs	—	(4,886)
Repayments of long-term debt	—	(30,000)
Distributions to non-controlling interests	(51)	(269)
Payments of tax withholding on issuance of restricted share units and restricted shares	(675)	(511)
Net cash (used in) provided by financing activities	(566)	3,169

Net decrease in cash, cash equivalents and restricted cash	(4,190)	(14,426)
Cash, cash equivalents and restricted cash at the beginning of the period	35,416	54,273

Cash, cash equivalents and restricted cash at the end of the period	$31,226	$39,847

Supplemental cash flow information:
Interest paid	$18,092	$16,989
Income taxes paid (refunded), net	1,393	(4,034)
Acquisition of right-of-use assets with operating lease liabilities	442	329
Reduction of right-of-use assets from operating lease modifications or reassessments	(87)	(671)

Non-cash investing and financing activities:
Warrants issued in connection with Amended Credit Agreement	—	8,096

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets and the unaudited condensed consolidated statements of cash flows:
	September 30, 2024	September 30, 2023

Cash and cash equivalents	$28,339	$36,640
Restricted cash	2,887	3,207
Total cash, cash equivalents and restricted cash reported in the statements of cash flows	$31,226	$39,847
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
The management agreement between MPA and Lenders One, pursuant to which MPA is the management company, represents a variable interest in a variable interest entity. MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact the cooperative’s economic performance and the right to receive benefits from the cooperative. As a result, Lenders One is presented in the accompanying condensed consolidated financial statements on a consolidated basis and the interests of the members are reflected as non-controlling interests. As of September 30, 2024, Lenders One had total assets of $0.4 million and total liabilities of $0.4 million. As of December 31, 2023, Lenders One had total assets of $0.4 million and total liabilities of $0.6 million.
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
During the three and nine months ended September 30, 2024, Onity was our largest customer, accounting for 43% and 44%, respectively, of our total revenue. Onity purchases certain mortgage services from us under the terms of services agreements and amendments thereto (collectively, the “Onity Services Agreements”) with terms extending through August 2030. Certain of the Onity Services Agreements contain a “most favored nation” provision and also grant the parties the right to renegotiate pricing, among other things.
Revenue from Onity primarily consists of revenue earned from the loan portfolios serviced and subserviced by Onity when Onity engages us as the service provider, and revenue earned directly from Onity, pursuant to the Onity Services Agreements. For the nine months ended September 30, 2024 and 2023, we recognized revenue from Onity of $52.6 million and $47.3 million, respectively ($17.6 million and $15.7 million for the third quarter of 2024 and 2023, respectively). Revenue from Onity as a percentage of segment and consolidated revenue was as follows:

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Servicer and Real Estate	54%	55%	55%	54%
Origination	—%	—%	—%	—%
Corporate and Others	—%	—%	—%	—%
Consolidated revenue	43%	43%	44%	43%
We earn additional revenue related to the portfolios serviced and subserviced by Onity when a party other than Onity or the MSR owner selects Altisource as the service provider. For the nine months ended September 30, 2024 and 2023, we recognized $7.5 million and $7.3 million, respectively ($2.3 million and $2.3 million for the third quarter of 2024 and 2023, respectively), of such revenue. These amounts are not included in deriving revenue from Onity and revenue from Onity as a percentage of revenue discussed above.
As of September 30, 2024, accounts receivable from Onity totaled $3.9 million, $2.8 million of which was billed and $1.1 million of which was unbilled. As of December 31, 2023, accounts receivable from Onity totaled $3.4 million, $2.2 million of which was billed and $1.2 million of which was unbilled.
Rithm
Rithm Capital Corp. (individually, together with one or more of its subsidiaries or one or more of its subsidiaries individually, “Rithm”) is an asset manager focused on the real estate and financial services industries.
Onity has disclosed that Rithm is one of its largest servicing clients. As of June 30, 2024, Onity reported that approximately 14% of loans serviced and subserviced by Onity (measured in unpaid principal balance (“UPB”)) and approximately 64% of all delinquent loans that Onity services were related to Rithm MSRs or rights to MSRs (the “Subject MSRs”).
Rithm purchases brokerage services for real estate owned (“REO”) exclusively from us, irrespective of the subservicer, subject to certain limitations, for certain MSRs set forth in and pursuant to the terms of a Cooperative Brokerage Agreement, as amended, and related letter agreement (collectively, the “Brokerage Agreement”) with terms extending through August 2025.
For the nine months ended September 30, 2024 and 2023, we recognized revenue from Rithm of $1.8 million and $2.3 million, respectively ($0.5 million and $0.7 million for the third quarter of 2024 and 2023, respectively), under the Brokerage Agreement. For the nine months ended September 30, 2024 and 2023, we recognized additional revenue of $8.6 million and $10.1 million, respectively ($2.5 million and $3.2 million for the third quarter of 2024 and 2023, respectively), relating to the Subject MSRs when a party other than Rithm selects Altisource as the service provider.
NOTE 3 — ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consists of the following:

(in thousands)	September 30, 2024	December 31, 2023

Billed	$10,548	$9,826
Unbilled	7,179	4,979
	17,727	14,805
Less: Allowance for credit losses	(3,486)	(3,123)

Total	$14,241	$11,682
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
Changes in the allowance for expected credit losses consist of the following:

		Additions
(in thousands)	Balance at Beginning of Period	Charged to Expenses	Deductions Note(1)	Balance at End of Period

Allowance for expected credit losses:

Three months ended September 30, 2024	$3,421	$226	$(161)	$3,486
Three months ended September 30, 2023	4,314	(203)	(732)	3,379

Nine months ended September 30, 2024	$3,123	$776	$(413)	$3,486
Nine months ended September 30, 2023	4,363	319	(1,303)	3,379

______________________________________
(1)    Amounts written off as uncollectible or transferred to other accounts or utilized.
NOTE 4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

(in thousands)	September 30, 2024	December 31, 2023

Indemnity escrow receivable from Pointillist sale	$3,160	$3,201
Prepaid expenses	2,207	3,722
Maintenance agreements, current portion	1,311	1,327
Income taxes receivable	965	325
Restricted cash	23	23
Other current assets	578	2,738

Total	$8,244	$11,336
NOTE 5 — PREMISES AND EQUIPMENT, NET
Premises and equipment, net consists of the following:

(in thousands)	September 30, 2024	December 31, 2023

Computer hardware and software	$46,078	$46,519
Leasehold improvements	709	1,011
Furniture and fixtures	72	102
Office equipment and other	17	17
	46,876	47,649
Less: Accumulated depreciation and amortization	(45,975)	(45,940)

Total	$901	$1,709
Depreciation and amortization expense amounted to $0.8 million and $1.9 million for the nine months ended September 30, 2024 and 2023, respectively ($0.2 million and $0.6 million for the third quarter of 2024 and 2023, respectively), and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive loss.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Premises and equipment, net consist of the following by country:

(in thousands)	September 30, 2024	December 31, 2023

Luxembourg	$671	$1,131
India	199	492
United States	31	64
Uruguay	—	22

Total	$901	$1,709
NOTE 6 — RIGHT-OF-USE ASSETS UNDER OPERATING LEASES, NET
Right-of-use assets under operating leases, net consists of the following:

(in thousands)	September 30, 2024	December 31, 2023

Right-of-use assets under operating leases	$6,132	$7,242
Less: Accumulated amortization	(3,588)	(3,863)

Total	$2,544	$3,379
Amortization of operating leases was $1.2 million and $1.4 million for the nine months ended September 30, 2024 and 2023, respectively ($0.4 million and $0.4 million for the third quarter of 2024 and 2023, respectively), and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive loss.
NOTE 7 — GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following is a summary of goodwill by segment:

(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Total

Balance as of September 30, 2024 and December 31, 2023	$30,681	$25,279	$—	$55,960
Intangible Assets, net
Intangible assets, net consist of the following:

	Weighted average estimated useful life (in years)	Gross carrying amount		Accumulated amortization		Net book value
(in thousands)		September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023

Definite lived intangible assets:
Customer related intangible assets	9	$213,912	$214,307	$(202,481)	$(200,656)	$11,431	$13,651
Operating agreement	20	35,000	35,000	(25,666)	(24,354)	9,334	10,646
Trademarks and trade names	16	9,709	9,709	(7,736)	(7,458)	1,973	2,251

Total		$258,621	$259,016	$(235,883)	$(232,468)	$22,738	$26,548
Amortization expense for definite lived intangible assets was $3.8 million and $3.9 million for the nine months ended September 30, 2024 and 2023, respectively ($1.3 million and $1.4 million for the third quarter of 2024 and 2023, respectively). Forecasted annual definite lived intangible asset amortization expense for 2024 through 2028 is $5.1 million, $5.1 million, $4.9 million, $4.7 million and $4.4 million, respectively.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
NOTE 8 — OTHER ASSETS
Other assets consist of the following:

(in thousands)	September 30, 2024	December 31, 2023

Restricted cash	$2,864	$2,871
Surety bond collateral	2,000	2,000
Security deposits	339	397
Other	1,365	1,462

Total	$6,568	$6,730
NOTE 9 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable and accrued expenses consist of the following:

(in thousands)	September 30, 2024	December 31, 2023

Accounts payable	$15,616	$15,275
Accrued expenses - general	9,263	8,637
Accrued salaries and benefits	5,127	5,048
Income taxes payable	2,494	1,128

Total	$32,500	$30,088
Other current liabilities consist of the following:

(in thousands)	September 30, 2024	December 31, 2023

Operating lease liabilities	$1,502	$1,570
Revolving loan agreement	250	—
Other	650	907

Total	$2,402	$2,477
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
Altisource’s obligation under the Revolving Loan Agreement is secured by certain receivables related to the Company’s residential real estate renovation services business. The outstanding balance on the Revolving Loan Agreement is due and payable on the maturity date.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
As of September 30, 2024, there was $250 thousand outstanding debt under the Revolving Loan Agreement which is included in other current liabilities in the accompanying consolidated balance sheet.
NOTE 10 — LONG-TERM DEBT
Long-term debt consists of the following:

(in thousands)	September 30, 2024	December 31, 2023

Senior secured term loans	$230,590	$224,085
Less: Debt issuance and amendment costs, net	(1,521)	(3,318)
Less: Unamortized discount, net	(2,361)	(5,152)
Net long-term debt	226,708	215,615
Less: Current portion of long-term debt	(226,708)	—

Total long-term debt, less current portion	$—	$215,615
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
Through March 29, 2023, the SSTL’s interest rate was the Adjusted Eurodollar Rate plus 4.00%. Beginning March 30, 2023, the SSTL bears interest at rates based upon, at our option, the Secured Overnight Financing Rate (“SOFR”) or the Base Rate, as defined in the Amended Credit Agreement. SOFR-based term loans bear interest at a rate per annum equal to SOFR plus 5.00% payable in cash plus a payable in kind (“PIK”) component. Base Rate-based term loans bear interest at a rate per annum equal to the Base Rate plus 4.00% payable in cash plus a PIK component. The PIK component of the interest rate was subject to adjustment based on the amount of Aggregate Paydowns. Since Aggregate Paydowns were $20 million in the first quarter of 2023 and an additional $10 million in the third quarter of 2023, the PIK component was 4.50% for the period March 30, 2023

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
through June 30, 2023 and 3.75% for periods thereafter. The interest rate as of September 30, 2024, including the PIK component, was 14.18%.
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
Deer Park Road Management Company, LP (“Deer Park”), a related party, owns approximately 16% and 15% of Altisource’s common stock as of September 30, 2024 and 2023, respectively, and $41.7 million and $40.2 million of Altisource debt under the Amended Credit Agreement as of September 30, 2024 and 2023, respectively. An employee of Deer Park is a member of Altisource’s Board of Directors. In connection with the Amended Credit Agreement, Deer Park received 292 thousand Warrants. During the nine months ended September 30, 2024 and 2023, Deer Park received interest of $1.1 million and $2.0 million, respectively from the Altisource SSTL.
As of September 30, 2024, debt issuance and amendment costs were $1.5 million, net of $7.9 million of accumulated amortization. As of December 31, 2023, debt issuance and amendment costs were $3.3 million, net of $6.1 million of accumulated amortization.
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
As of September 30, 2024 and December 31, 2023, there was no outstanding debt under the Amended Revolver and Revolver, respectively. As of September 30, 2024 debt issuance costs were $0.1 million, net of $0.5 million of accumulated amortization. As of December 31, 2023 debt issuance costs were $0.2 million, net of $0.4 million of accumulated amortization. Debt issuance costs for the Amended Revolver and Revolver are included in other assets in the accompanying consolidated balance sheet.
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
The following table summarizes the activity related to our Warrant Shares:

Warrant Shares
Outstanding as of December 31, 2023	1,612,705
Exercised	(96,808)
Outstanding as of September 30, 2024	1,515,897
The exercise price per share of common stock under each Warrant is equal to $0.01. The Warrants may be exercised at any time on and after February 14, 2024 and prior to their expiration date. The Warrants are exercisable on a cashless basis and are subject to customary anti-dilution provisions. The Warrants, if not previously exercised or terminated, will be automatically exercised on May 22, 2027. The Warrants were subject to a lock-up agreement, subject to customary exceptions, which expired on February 16, 2024.

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
The fair value of the warrant liability at each of the respective valuation dates is summarized below:

Warrant Liability	Warrant Shares based on Aggregate Paydowns	Expected Warrant Shares that will be exercisable on February 14, 2024	Fair Value per Warrant Share	Fair Value (in thousands)

Fair value at initial measurement date of February 14, 2023	3,223,851	1,612,705	$5.02	$8,096
Gain on change in fair value of warrant liability				(694)
Fair value at March 31, 2023	2,578,743	1,612,705	$4.59	7,402
Loss on change in fair value of warrant liability				1,774
Fair value at June 30, 2023	2,578,743	1,612,705	$5.69	9,176
Gain on change in fair value of warrant liability				(2,225)
Fair value at September 18, 2023	1,612,705	1,612,705	$4.31	$6,951
During the nine months ended September 30, 2023, the Company recorded a gain on changes in fair value of warrant liability of $1.1 million ($2.2 million for the third quarter of 2023) (no comparative amount for the three and nine months ended September 30, 2024).
NOTE 12 — OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following:

(in thousands)	September 30, 2024	December 31, 2023

Income tax liabilities	$17,450	$17,506
Operating lease liabilities	1,140	1,950
Deferred revenue	—	9
Other non-current liabilities	116	45

Total	$18,706	$19,510

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
NOTE 13 — FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The following table presents the carrying amount and estimated fair value of financial instruments and certain liabilities measured at fair value as of September 30, 2024 and December 31, 2023. The following fair values are estimated using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	September 30, 2024				December 31, 2023
(in thousands)	Carrying amount	Fair value			Carrying amount	Fair value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$28,339	$28,339	$—	$—	$32,522	$32,522	$—	$—
Restricted cash	2,887	2,887	—	—	2,894	2,894	—	—
Short-term receivable	3,160	—	—	3,160	3,201	—	—	3,201

Liabilities:
Revolving loan agreement	250	—	—	250	—	—	—	—
Senior secured term loan	230,590	—	123,366	—	224,085	—	177,027	—
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
Our Revolving Loan Agreement was measured using Level 3 inputs based on the present value of the future payments. As quoted market price is not available and there is no trading, we believe that the contractual interest rate represents the market rate at the measurement date and therefore the fair value equals the Revolving Loan Agreement book value.
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
Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk primarily consist of cash and cash equivalents and accounts receivable. Our policy is to deposit our cash and cash equivalents with larger, highly rated financial institutions. The Company derived 43% and 44% of its revenue from Onity for the three and nine months ended September 30, 2024, respectively (see Note 2 for additional information on Onity revenues and accounts receivable balance). The Company strives to mitigate its concentrations of credit risk with respect to accounts receivable by actively monitoring past due accounts and the economic status of larger customers, if known.
NOTE 14 — SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Share Repurchase Program
On May 16, 2023, our shareholders approved the renewal and amendment of the share repurchase program previously approved by the shareholders on May 15, 2018. Under the program, we are authorized to purchase up to 3.1 million shares of our common stock, based on a limit of 15% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $25.00 per share, for a period of five years from the date of approval. As of September 30, 2024, approximately 3.1 million shares of common stock remain available for repurchase under the program. There were no purchases of shares of common stock during the nine months ended September 30, 2024 and 2023. Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of September 30, 2024, we can repurchase up to approximately $114 million of our common stock under Luxembourg law. Under the Amended Credit Agreement, we are not permitted to repurchase shares except for limited circumstances.

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
Share-Based Compensation
We issue share-based awards in the form of stock options, restricted shares and restricted share units for certain employees, officers and directors. We recognized share-based compensation expense of $3.9 million and $3.9 million for the nine months ended September 30, 2024 and 2023, respectively ($0.9 million and $1.2 million for the third quarter of 2024 and 2023, respectively). As of September 30, 2024, estimated unrecognized compensation costs related to share-based awards amounted to $1.9 million, which we expect to recognize over a weighted average remaining requisite service period of approximately 1.02 years.
Stock Options
Stock option grants are composed of a combination of service-based, market-based and performance-based options.
Service-Based Options. These options generally vest over three or four years with equal annual vesting and generally expire on the earlier of ten years after the date of grant or following termination of service. A total of 174 thousand service-based options were outstanding as of September 30, 2024.
Market-Based Options. These option grants generally have two components, each of which vests only upon the achievement of certain criteria. The first component, which we refer to as “ordinary performance” grants, generally consists of two-thirds of the market-based grant and begins to vest if the stock price is at least double the exercise price, as long as the stock price realizes a compounded annual gain of at least 20% over the exercise price. The remaining third of the market-based options, which we refer to as “extraordinary performance” grants, generally begins to vest if the stock price is at least triple the exercise price, as long as the stock price realizes a compounded annual gain of at least 25% over the exercise price. Market-based options generally vest in three or four year installments with the first installment vesting upon the achievement of the criteria and the remaining installments vesting thereafter in equal annual installments. Market-based options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service or in the final three years of the option term, in which case vesting will generally continue in accordance with the provisions of the award agreement. A total of 77 thousand market-based options were outstanding as of September 30, 2024.
Performance-Based Options. These option grants generally will vest if certain specific financial measures are achieved; typically with one-fourth vesting on each anniversary of the grant date. The award of performance-based options is adjusted based on the level of achievement specified in the award agreements. If the performance criteria achieved is above threshold performance levels, participants generally have the opportunity to vest in 50% to 200% of the option grants, depending upon performance achieved. If the performance criteria achieved is below a certain threshold, the options are canceled. The options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service in which case vesting will generally continue in accordance with the provisions of the award agreement. There were 461 thousand performance-based options outstanding as of September 30, 2024.
There were no stock option grants during the nine months ended September 30, 2024 and 2023.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
The following table summarizes the grant date fair value of stock options that vested during the periods presented:

	Nine months ended September 30,
(in thousands, except per share data)	2024	2023

Weighted average grant date fair value of stock options granted per share	$—	$—
Intrinsic value of options exercised	—	—
Grant date fair value of stock options that vested	83	83
The following table summarizes the activity related to our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding as of December 31, 2023	739,189	$27.04	4.83	$—
Granted	—	—
Forfeited	(27,500)	81.44

Outstanding as of September 30, 2024	711,689	24.94	3.21	—

Exercisable as of September 30, 2024	543,200	24.34	2.61	—
Other Share-Based Awards
The Company’s other share-based and similar types of awards are comprised of restricted shares and restricted share units. The restricted shares and restricted share units are comprised of a combination of service-based awards, performance-based awards, market-based awards and performance and market-based awards.
Service-Based Awards. These awards generally vest over one-to-four-year periods. A total of 1,512 thousand service-based awards were outstanding as of September 30, 2024.
Performance-Based Awards. These awards generally vest if certain specific financial measures are achieved; generally one-third vests on each anniversary of the grant date or cliff-vest on the third anniversary of the grant date. The number of performance-based restricted shares and restricted share units that may vest is based on the level of achievement as specified in the award agreements. If the performance criteria achieved is above certain financial performance levels and Altisource’s share performance is above certain established criteria, participants have the opportunity to vest in up to 150% of the restricted share unit award for certain awards. If the performance criteria achieved is below certain thresholds, the award is canceled. A total of 190 thousand performance-based awards were outstanding as of September 30, 2024.
Market-Based Awards. 50% of these awards generally vest if certain specific market conditions are achieved over a 30-day period and the remaining 50% of these awards generally vest on the one year anniversary of the initial vesting. The Company estimates the grant date fair value of these awards using a lattice (binomial) model. A total of 112 thousand market-based awards were outstanding as of September 30, 2024.
Performance-Based and Market-Based Awards. These awards generally vest if certain specific financial measures are achieved and if certain specific market conditions are achieved. If the performance criteria achieved is above certain financial performance levels and Altisource’s share performance is above certain established criteria, participants have the opportunity to vest in up to 300% of the restricted share unit award for certain awards. If the performance criteria or the market criteria is below certain thresholds, the award is canceled. The Company estimates the grant date fair value of these awards using a Monte Carlo simulation model. A total of 189 thousand performance-based and market-based awards were outstanding as of September 30, 2024.
The Company granted 1,638 thousand restricted share units (at a weighted average grant date fair value of $2.46 per share) during the nine months ended September 30, 2024. These grants included 88 thousand performance-based awards and 88 thousand awards that include both a performance condition and a market condition. The Company granted 891 thousand restricted share units (at a weighted average grant date fair value of $4.82 per share) during the nine months ended September 30, 2023. These grants included 57 thousand performance-based awards and 57 thousand awards that include both a performance condition and a market condition.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
The following table summarizes the activity related to our restricted shares and restricted share units:

Number of restricted shares and restricted share units

Outstanding as of December 31, 2023	1,262,742
Granted	1,637,880
Issued	(578,325)
Forfeited/canceled	(319,708)

Outstanding as of September 30, 2024	2,002,589
NOTE 15 — REVENUE
We classify revenue in three categories: service revenue, revenue from reimbursable expenses and non-controlling interests. Service revenue consists of amounts attributable to our fee-based services. Reimbursable expenses and non-controlling interests are pass-through items for which we earn no margin. Reimbursable expenses consist of amounts we incur on behalf of our customers in performing our fee-based services that we pass directly on to our customers without a markup. Non-controlling interests represent the earnings of Lenders One, a consolidated entity that is a mortgage cooperative managed, but not owned, by Altisource. The Lenders One members’ earnings are included in revenue and reduced from net loss to arrive at net loss attributable to Altisource (see Note 1). Our services are provided to customers located in the United States. The components of revenue were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023

Service revenue	$38,150	$34,112	$111,904	$104,356
Reimbursable expenses	2,321	2,039	7,081	6,398
Non-controlling interests	60	62	136	155

Total	$40,531	$36,213	$119,121	$110,909

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Disaggregation of Revenue
Disaggregation of total revenue by segment and major source was as follows:

	Three months ended September 30, 2024
(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Servicer and Real Estate	$27,467	$2,922	$2,160	$32,549
Origination	7,654	167	161	7,982
Total revenue	$35,121	$3,089	$2,321	$40,531

	Three months ended September 30, 2023
(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Servicer and Real Estate	$24,223	$2,677	$1,802	$28,702
Origination	7,264	10	237	7,511
Total revenue	$31,487	$2,687	$2,039	$36,213

	Nine months ended September 30, 2024
(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Servicer and Real Estate	$80,358	$8,137	$6,680	$95,175
Origination	23,064	481	401	23,946
Total revenue	$103,422	$8,618	$7,081	$119,121

	Nine months ended September 30, 2023
(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Servicer and Real Estate	$73,314	$8,265	$5,916	$87,495
Origination	22,908	24	482	23,414
Total revenue	$96,222	$8,289	$6,398	$110,909
Transactions with Related Parties
John G. Aldridge, Jr., the Managing Partner of Aldridge Pite LLP (“Aldridge Pite”), is a member of the Board of Directors of Altisource. Aldridge Pite provides eviction and other real estate related services to the Company and pays for the use of certain of the Company’s technology in connection with providing these services. The Company recognized less than $0.1 million for the three and nine months ended September 30, 2024 and 2023, respectively, of service revenue relating to services provided to Aldridge Pite.
Contract Balances
Our contract assets consist of unbilled accounts receivable (see Note 3). Our contract liabilities consist of current deferred revenue and other non-current liabilities as reported on the accompanying condensed consolidated balance sheets. Revenue recognized that was included in the contract liability at the beginning of the period was $2.7 million and $3.3 million for the nine months ended September 30, 2024 and 2023, respectively ($0.5 million and $0.5 million for the third quarter of 2024 and 2023 respectively).

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023

Outside fees and services	$15,534	$13,659	$44,301	$42,810
Compensation and benefits	7,457	9,090	21,913	28,072
Technology and telecommunications	3,026	3,786	8,256	11,048
Reimbursable expenses	2,321	2,039	7,081	6,398
Depreciation and amortization	123	450	479	1,356

Total	$28,461	$29,024	$82,030	$89,684
Transactions with Related Parties
The Company recognized $0.7 million and $0.6 million for the nine months ended September 30, 2024 and 2023, respectively ($0.3 million and $0.2 million for the third quarter of 2024 and 2023, respectively), of cost of revenue relating to services received from Aldridge Pite. As of September 30, 2024, the Company had no payable to Aldridge Pite.
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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023

Compensation and benefits	$4,413	$4,906	$14,765	$16,312
Professional services	2,547	1,897	7,160	5,743
Amortization of intangible assets	1,270	1,352	3,810	3,912
Occupancy related costs	801	1,266	2,776	3,924
Marketing costs	489	440	1,536	1,381
Depreciation and amortization	99	129	315	577
Other	1,346	744	4,089	3,320

Total	$10,965	$10,734	$34,451	$35,169
NOTE 18 — OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023

Interest income (expense)	$319	$262	$748	$1,011
Other, net	43	145	1,395	1,346

Total	$362	$407	$2,143	$2,357

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
NOTE 19 — INCOME TAXES
We recognized an income tax provision of $2.2 million and $2.6 million for the nine months ended September 30, 2024 and 2023, respectively ($0.8 million and $0.4 million for the third quarter of 2024 and 2023, respectively). Income tax provision for the three and nine months ended September 30, 2024 was driven primarily by income tax expense on transfer pricing income from India and the United States, no tax benefit on the pretax loss from our Luxembourg operating company, and uncertain tax positions.
NOTE 20 — LOSS PER SHARE
Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. In accordance with ASC 260, penny warrants are included in the calculation of weighted average basic and diluted loss per share for the period that they are classified as equity. For the three and nine months ended September 30, 2024, 1.5 million and 1.5 million penny warrants have been included in the calculation of weighted average basic and diluted loss per share. Diluted net loss per share excludes all dilutive securities because their impact would be anti-dilutive, as described below.
Basic and diluted loss per share are calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023

Net loss attributable to Altisource	$(9,362)	$(11,342)	$(26,867)	$(43,139)

Weighted average common shares outstanding, basic	28,672	22,181	28,469	20,538

Weighted average common shares outstanding, diluted	28,672	22,181	28,469	20,538

Loss per share:
Basic	$(0.33)	$(0.51)	$(0.94)	$(2.10)
Diluted	$(0.33)	$(0.51)	$(0.94)	$(2.10)
For the nine months ended September 30, 2024 and 2023, 2.3 million and 1.5 million, respectively (2.4 million and 1.5 million for the third quarter of 2024 and 2023, respectively), stock options, restricted shares and restricted share units were excluded from the computation of loss per share, as a result of the following:
•For the nine months ended September 30, 2024 and 2023, 0.7 million and 0.3 million, respectively (0.6 million and 0.4 million for the third quarter of 2024 and 2023, respectively), stock options, restricted shares and restricted share units were anti-dilutive and have been excluded from the computation of diluted loss per share because the Company incurred a net loss
•For the nine months ended September 30, 2024 and 2023, 0.7 million and 0.3 million, respectively (0.7 million and 0.2 million for the third quarter of 2024 and 2023, respectively), stock options were anti-dilutive and have been excluded from the computation of diluted loss per share because their exercise price was greater than the average market price of our common stock
•For the nine months ended September 30, 2024 and 2023, 0.9 million and 0.9 million, respectively (1.1 million and 0.9 million for the third quarter of 2024 and 2023, respectively), stock options, restricted shares and restricted share units, which begin to vest upon the achievement of certain market criteria related to our common stock price, performance criteria and a total shareholder return compared to the market benchmark, have been excluded from the computation of diluted loss per share because the achievement levels have not yet been met.
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
Onity Related Matters
As discussed in Note 2, during the three and nine months ended September 30, 2024, Onity was our largest customer, accounting for 43% and 44% respectively, of our total revenue. Additionally, 6% of our revenue for the nine months ended September 30, 2024 (6% of our revenue for the third quarter of 2024) was earned on the loan portfolios serviced by Onity, when a party other than Onity or the MSRs owner selected Altisource as the service provider.
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
Onity has disclosed that Rithm is one of its largest servicing clients. As of June 30, 2024, Onity reported that approximately 14% of loans serviced and subserviced by Onity (measured in UPB) and approximately 64% of all delinquent loans that Onity services were related to Rithm MSRs or rights to MSRs.
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
Leases
We lease certain premises and equipment, primarily consisting of office space and information technology equipment. Certain of our leases include options to renew at our discretion or terminate leases early, and these options are considered in our determination of the expected lease term. Certain of our lease agreements include rental payments adjusted periodically for inflation. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. We sublease certain office space to third parties. Sublease income was $0.5 million and $0.1 million for the nine months ended September 30, 2024 and 2023, respectively ($0.2 million and less than $0.1 million for the third quarter of 2024 and 2023, respectively). The amortization periods of right-of-use assets are generally limited by the expected lease term. Our leases generally have expected lease terms at adoption of one to six years.
Information about our lease terms and our discount rate assumption were as follows for the nine months ended September 30:

	2024	2023

Weighted average remaining lease term (in years)	2.07	2.51
Weighted average discount rate	7.77%	5.93%
Our lease activity during the period was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023

Operating lease costs:
Selling, general and administrative expense	$407	$553	$1,350	$1,639

Cash used in operating activities for amounts included in the measurement of lease liabilities	$430	$512	$1,396	$1,343
Short-term (twelve months or less) lease costs	12	398	33	1,247
Maturities of our lease liabilities as of September 30, 2024 are as follows:

(in thousands)	Operating lease obligations

2024	$400
2025	1,527
2026	742
2027	104
2028	104
2029	52
Total lease payments	2,929
Less: interest	(287)

Present value of lease liabilities	$2,642
Escrow and Other Balances
We hold customers’ assets in escrow and other accounts at various financial institutions pending completion of certain real estate activities. These amounts are held in escrow and other accounts for limited periods of time and are not included in the accompanying condensed consolidated balance sheets. Amounts held in escrow and other accounts were $19.0 million and $21.6 million as of September 30, 2024 and December 31, 2023, respectively.

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
Financial Information
Financial information for our segments is as follows:

	Three months ended September 30, 2024
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$32,549	$7,982	$—	$40,531
Cost of revenue	20,509	6,312	1,640	28,461
Gross profit (loss)	12,040	1,670	(1,640)	12,070
Selling, general and administrative expenses	3,194	1,325	6,446	10,965
Income (loss) from operations	8,846	345	(8,086)	1,105
Total other income (expense), net	62	—	(9,660)	(9,598)

Income (loss) before income taxes and non-controlling interests	$8,908	$345	$(17,746)	$(8,493)

	Three months ended September 30, 2023
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$28,702	$7,511	$—	$36,213
Cost of revenue	18,312	7,151	3,561	29,024
Gross profit (loss)	10,390	360	(3,561)	7,189
Selling, general and administrative expenses	1,966	1,797	6,971	10,734
Income (loss) from operations	8,424	(1,437)	(10,532)	(3,545)
Total other income (expense), net	—	—	(7,317)	(7,317)

Income (loss) before income taxes and non-controlling interests	$8,424	$(1,437)	$(17,849)	$(10,862)

	Nine months ended September 30, 2024
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$95,175	$23,946	$—	$119,121
Cost of revenue	58,357	18,801	4,872	82,030
Gross profit (loss)	36,818	5,145	(4,872)	37,091
Selling, general and administrative expenses	8,687	5,030	20,734	34,451
Income (loss) from operations	28,131	115	(25,606)	2,640
Total other income (expense), net	61	—	(27,195)	(27,134)

Income (loss) before income taxes and non-controlling interests	$28,192	$115	$(52,801)	$(24,494)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

	Nine months ended September 30, 2023
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$87,495	$23,414	$—	$110,909
Cost of revenue	56,075	22,623	10,986	89,684
Gross profit (loss)	31,420	791	(10,986)	21,225
Selling, general and administrative expenses	6,905	5,873	22,391	35,169
Income (loss) from operations	24,515	(5,082)	(33,377)	(13,944)
Total other income (expense), net	—	—	(26,454)	(26,454)

Income (loss) before income taxes and non-controlling interests	$24,515	$(5,082)	$(59,831)	$(40,398)
Total Assets
Total assets for our segments are as follows:

(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Total assets:
September 30, 2024	$56,465	$48,342	$39,696	$144,503
December 31, 2023	57,535	50,431	46,892	154,858

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
Marketplace
Our Marketplace business includes the Hubzu® online real estate auction platform, real estate brokerage and asset management services.
Technology and software-as-a-service (“SaaS”) Products
Our Technology and SaaS Products business includes Equator® (a SaaS-based technology to manage real estate owned (“REO”), short sales, foreclosure, bankruptcy and eviction processes), Vendorly Invoice (a vendor invoicing and payment system), RentRange® (a single and multi-family rental data, analytics and rent-based valuation solution), REALSynergy® (a commercial loan servicing platform), and NestRangeTM (a single-family automated valuation model and analytics solution).
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
We classify revenue in three categories: service revenue, revenue from reimbursable expenses and non-controlling interests. In evaluating our performance, we focus on service revenue. Service revenue consists of amounts attributable to our fee-based services. Reimbursable expenses and non-controlling interests are pass-through items for which we earn no margin. Reimbursable expenses consist of amounts we incur on behalf of our customers in performing our fee-based services that we pass directly on to our customers without a markup. Non-controlling interests represent the earnings of Lenders One. Lenders One is a mortgage cooperative managed, but not owned, by Altisource. The Lenders One members’ earnings are included in revenue and reduced from net loss to arrive at net loss attributable to Altisource.
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
During 2023 and the nine months ended September 30, 2024, to address lower revenue, we worked to (1) reduce our cost structure, (2) maintain the infrastructure to deliver default related services for our customer base and support the anticipated increase in demand following the expiration of the moratoriums and forbearance plans and CFPB’s rules on temporary loss mitigation measures, and (3) add new Lenders One members, launch new solutions and increase customer adoption of our solutions to accelerate the growth of our origination business.
Share Repurchase Program
On May 16, 2023, our shareholders approved the renewal and amendment of the share repurchase program previously approved by the shareholders on May 15, 2018. Under the program, we are authorized to purchase up to 3.1 million shares of our common stock, based on a limit of 15% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $25.00 per share, for a period of five years from the date of approval. As of September 30, 2024, approximately 3.1 million shares of common stock remain available for repurchase under the program. There were no purchases of shares of common stock during the nine months ended September 30, 2024 and 2023. Luxembourg law limits share repurchases to the balance of Altisource Portfolio Solutions S.A. (unconsolidated parent company) retained earnings, less the value of shares repurchased. As of September 30, 2024, we can repurchase up to approximately $114 million of our common stock under Luxembourg law. Under the Amended Credit Agreement, we are not permitted to repurchase shares except for limited circumstances.
Onity Related Matters
During the three and nine months ended September 30, 2024, Onity was our largest customer, accounting for 43% and 44% respectively, of our total revenue. Additionally, 6% of our revenue for the nine months ended September 30, 2024 (6% of our revenue for the third quarter of 2024) was earned on the loan portfolios serviced by Onity, when a party other than Onity or the mortgage servicing rights (“MSRs”) owner selected Altisource as the service provider.
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
Onity has disclosed that Rithm is one of its largest servicing clients. As of June 30, 2024, Onity reported that approximately 14% of loans serviced and subserviced by Onity (measured in UPB) and approximately 64% of all delinquent loans that Onity services were related to Rithm MSRs or rights to MSRs.
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
Factors Affecting Comparability
The following items impact the comparability of our results:
•Industrywide foreclosure initiations were 7% lower for the eight months ended August 31, 2024 compared to the same period in 2023 (and 34% lower than the same pre-COVID-19 period in 2019)
•Industrywide foreclosure sales were 14% lower for the eight months ended August 31, 2024 compared to the same period in 2023 (and 54% lower than the same pre-COVID-19 period in 2019)
•Industrywide mortgage origination volume increased by 1% for the nine months ended September 30, 2024 compared to the same period in 2023
•Temporary delay in certain California foreclosures during the three months ended June 30, 2023 negatively impacted revenue in the Servicer and Real Estate segment
•The interest rate on the Company’s senior secured term loans was 14.18% for the nine months ended September 30, 2024 compared to 12.44% for the same period in 2023
•On February 14, 2023, Altisource Portfolio Solutions S.A. and its wholly-owned subsidiary, Altisource S.à r.l., entered into Amendment No. 2 to the Credit Agreement. In connection with Amendment No. 2, the Company paid $3.4 million for the nine months ended September 30, 2023, to advisors and recorded these payments as other expense in the condensed consolidated statements of operations and comprehensive loss (no comparative amount for the nine months ended September 30, 2024)
•The Company recognized an income tax provision of $2.2 million and $2.6 million for the nine months ended September 30, 2024 and 2023, respectively ($0.8 million and $0.4 million for the third quarter of 2024 and 2023, respectively). The income tax provision for the three and nine months ended September 30, 2024 was driven primarily by income tax expense on transfer pricing income from India and the United States, no tax benefit on the pretax loss from our Luxembourg operating company, and uncertain tax positions.

CONSOLIDATED RESULTS OF OPERATIONS
Summary Results
The following is a discussion of our consolidated results of operations for the periods indicated. For a more detailed discussion of the factors that affected the results of our business segments in these periods, see “Segment Results of Operations” below.
The following table sets forth information on our consolidated results of operations:

	Three months ended September 30,			Nine months ended September 30,
(in thousands, except per share data)	2024	2023	% Increase (decrease)	2024	2023	% Increase (decrease)

Service revenue:
Servicer and Real Estate	$30,389	$26,900	13	$88,495	$81,579	8
Origination	7,761	7,212	8	23,409	22,777	3
Total service revenue	38,150	34,112	12	111,904	104,356	7
Reimbursable expenses	2,321	2,039	14	7,081	6,398	11
Non-controlling interests	60	62	(3)	136	155	(12)
Total revenue	40,531	36,213	12	119,121	110,909	7
Cost of revenue	28,461	29,024	(2)	82,030	89,684	(9)
Gross profit	12,070	7,189	68	37,091	21,225	75
Selling, general and administrative expenses	10,965	10,734	2	34,451	35,169	(2)
Income (loss) from operations	1,105	(3,545)	131	2,640	(13,944)	119
Other income (expense), net:
Interest expense	(9,960)	(9,890)	1	(29,277)	(26,554)	10
Change in fair value of warrant liability	—	2,225	(100)	—	1,145	(100)
Debt amendment costs	—	(59)	100	—	(3,402)	100
Other income (expense), net	362	407	(11)	2,143	2,357	(9)
Total other income (expense), net	(9,598)	(7,317)	31	(27,134)	(26,454)	3

Loss before income taxes and non-controlling interests	(8,493)	(10,862)	22	(24,494)	(40,398)	39
Income tax provision	(809)	(418)	(94)	(2,237)	(2,586)	(13)

Net loss	(9,302)	(11,280)	18	(26,731)	(42,984)	38
Net income attributable to non-controlling interests	(60)	(62)	3	(136)	(155)	12

Net loss attributable to Altisource	$(9,362)	$(11,342)	17	$(26,867)	$(43,139)	38

Margins:
Gross profit / service revenue	32%	21%		33%	20%
Income (loss) from operations / service revenue	3%	(10)%		2%	(13)%

Loss per share:
Basic	$(0.33)	$(0.51)	35	$(0.94)	$(2.10)	55
Diluted	$(0.33)	$(0.51)	35	$(0.94)	$(2.10)	55

Weighted average shares outstanding:
Basic	28,672	22,181	29	28,469	20,538	39
Diluted	28,672	22,181	29	28,469	20,538	39

Revenue
We recognized service revenue of $111.9 million for the nine months ended September 30, 2024, a 7% increase compared to the nine months ended September 30, 2023 ($38.2 million for the third quarter of 2024, a 12% increase compared to the third quarter of 2023). The increase in service revenue for the three and nine months ended September 30, 2024 is primarily driven by higher revenue in both segments. Revenue was higher in the Servicer and Real Estate segment from growth in our field services, foreclosure trustee and property renovation services businesses in the Solutions business, partially offset by $0.8 million of first quarter 2023 non-recurring professional services revenue in the Equator business within the Technology and SaaS Products business and fewer home sales in the Marketplace business. Revenue was higher in the Origination segment from growth of reseller products in the Lenders One business.
We recognized reimbursable expenses revenue of $7.1 million for the nine months ended September 30, 2024, an 11% increase compared to the nine months ended September 30, 2023 ($2.3 million for the third quarter of 2024, a 14% increase compared to the third quarter of 2023). The increase in reimbursable expenses for the nine months ended September 30, 2024 was primarily driven by higher-value REO title related expenses in the Solutions business within the Servicer and Real Estate segment. The increase in reimbursable expenses for the three months ended September 30, 2024 was primarily driven by an increase in property preservation services in the Solutions business within the Servicer and Real Estate segment.
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
Cost of revenue consists of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2024	2023	% Increase (decrease)	2024	2023	% Increase (decrease)

Outside fees and services	$15,534	$13,659	14	$44,301	$42,810	3
Compensation and benefits	7,457	9,090	(18)	21,913	28,072	(22)
Technology and telecommunications	3,026	3,786	(20)	8,256	11,048	(25)
Reimbursable expenses	2,321	2,039	14	7,081	6,398	11
Depreciation and amortization	123	450	(73)	479	1,356	(65)

Cost of revenue	$28,461	$29,024	(2)	$82,030	$89,684	(9)
We recognized cost of revenue of $82.0 million for the nine months ended September 30, 2024, a 9% decrease compared to the nine months ended September 30, 2023 ($28.5 million for the third quarter of 2024, a 2% decrease compared to the third quarter of 2023). Compensation and benefits for the three and nine months ended September 30, 2024 decreased primarily due to efficiency initiatives and cost savings measures taken in 2023. Technology and telecommunications for the three and nine months ended September 30, 2024 decreased primarily due to lower overall headcount. Outside fees and services for the three and nine months ended September 30, 2024 increased primarily from higher revenue in the Solutions business within the Servicer and Real Estate segment partially offset by lower outside fees and services in the Origination segment from a change in revenue mix. In addition, changes in reimbursable expenses for the three and nine months ended September 30, 2024 are consistent with the changes in reimbursable expenses revenue discussed in the revenue section above.
Gross profit increased to $37.1 million, representing 33% of service revenue, for the nine months ended September 30, 2024 compared to $21.2 million, representing 20% of service revenue, for the nine months ended September 30, 2023 (increased to $12.1 million, representing 32% of service revenue, for the third quarter of 2024, compared to $7.2 million, representing 21% of service revenue, for the third quarter of 2023). Gross profit as a percentage of service revenue for the three and nine months ended September 30, 2024 increased compared to the three and nine months ended September 30, 2023 primarily due to margin expansion in both the Servicer and Real Estate segment and the Origination segment from efficiency initiatives and lower corporate costs as a percentage of revenue, partially offset by service revenue mix in the Servicer and Real Estate segment.

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
SG&A expenses consist of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2024	2023	% Increase (decrease)	2024	2023	% Increase (decrease)

Compensation and benefits	$4,413	$4,906	(10)	$14,765	$16,312	(9)
Professional services	2,547	1,897	34	7,160	5,743	25
Amortization of intangible assets	1,270	1,352	(6)	3,810	3,912	(3)
Occupancy related costs	801	1,266	(37)	2,776	3,924	(29)
Marketing costs	489	440	11	1,536	1,381	11
Depreciation and amortization	99	129	(23)	315	577	(45)
Other	1,346	744	81	4,089	3,320	23

Selling, general and administrative expenses	$10,965	$10,734	2	$34,451	$35,169	(2)
SG&A expenses for the nine months ended September 30, 2024 of $34.5 million decreased by 2% compared to the nine months ended September 30, 2023 ($11.0 million for the third quarter of 2024, a 2% increase compared to the third quarter of 2023). The decrease for the nine months ended September 30, 2024 was primarily driven by lower compensation and benefits and occupancy related costs, partially offset by higher professional services. The increase for the three months ended September 30, 2024 was primarily driven by higher professional services, partially offset by lower compensation and benefits and occupancy related costs. Compensation and benefits and occupancy related costs for the three and nine months ended September 30, 2024 decreased from efficiency and cost reductions measures. Professional services for the three and nine months ended September 30, 2024 increased primarily due to accruals for potential settlements of certain legacy indemnity claims and estimated legal matters.
Income (loss) from operations
Income (loss) from operations for the nine months ended September 30, 2024 was $2.6 million, representing 2% of service revenue, compared to $(13.9) million, representing (13)% of service revenue, for the nine months ended September 30, 2023 ($1.1 million, representing 3% of service revenue, for the third quarter of 2024, compared to $(3.5) million representing (10)% of service revenue for the third quarter of 2023). Income (loss) from operations as a percentage of service revenue improved for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, primarily as a result of higher gross profit margins and lower SG&A expenses as a percentage of service revenue.
Other Income (Expense), net
Other income (expense), net principally includes interest expense and other non-operating gains and losses.
Other income (expense), net was $(27.1) million for the nine months ended September 30, 2024 compared to $(26.5) million for the nine months ended September 30, 2023 ($(9.6) million for the third quarter of 2024 and $(7.3) million for the third quarter of 2023). The change for the nine months ended September 30, 2024 was primarily driven by higher interest expense and a gain on the change in fair value of the warrant liability for the nine months ended September 30, 2023 (no comparable amount for the nine months ended September 30, 2024), partially offset by lower debt amendment costs. The higher interest expense was driven by higher interest rates on our amended SSTL.
Income Tax Provision
We recognized an income tax provision of $2.2 million and $2.6 million for the nine months ended September 30, 2024 and 2023, respectively ($0.8 million and $0.4 million for the third quarter of 2024 and 2023, respectively). The income tax provision for the three and nine months ended September 30, 2024 was driven primarily by income tax expense on transfer pricing income from India and the United States, no tax benefit on the pretax loss from our Luxembourg operating company, and uncertain tax positions.

SEGMENT RESULTS OF OPERATIONS
The following section provides a discussion of pretax results of operations of our business segments. Transactions between segments are accounted for as third party arrangements for purposes of presenting segment results of operations.
Financial information for our segments is as follows:

	Three months ended September 30, 2024
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$30,389	$7,761	$—	$38,150
Reimbursable expenses	2,160	161	—	2,321
Non-controlling interests	—	60	—	60
	32,549	7,982	—	40,531
Cost of revenue	20,509	6,312	1,640	28,461
Gross profit (loss)	12,040	1,670	(1,640)	12,070
Selling, general and administrative expenses	3,194	1,325	6,446	10,965
Income (loss) from operations	8,846	345	(8,086)	1,105
Total other income (expense), net	62	—	(9,660)	(9,598)

Income (loss) before income taxes and non-controlling interests	$8,908	$345	$(17,746)	$(8,493)

Margins:
Gross profit (loss) / service revenue	40%	22%	N/M	32%
Income (loss) from operations / service revenue	29%	4%	N/M	3%
_____________________________________
N/M — not meaningful.

	Three months ended September 30, 2023
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$26,900	$7,212	$—	$34,112
Reimbursable expenses	1,802	237	—	2,039
Non-controlling interests	—	62	—	62
	28,702	7,511	—	36,213
Cost of revenue	18,312	7,151	3,561	29,024
Gross profit (loss)	10,390	360	(3,561)	7,189
Selling, general and administrative expenses	1,966	1,797	6,971	10,734
Income (loss) from operations	8,424	(1,437)	(10,532)	(3,545)
Total other income (expense), net	—	—	(7,317)	(7,317)

Income (loss) before income taxes and non-controlling interests	$8,424	$(1,437)	$(17,849)	$(10,862)

Margins:
Gross profit (loss) / service revenue	39%	5%	N/M	21%
Income (loss) from operations / service revenue	31%	(20)%	N/M	(10)%
______________________________________
N/M — not meaningful.

	Nine months ended September 30, 2024
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$88,495	$23,409	$—	$111,904
Reimbursable expenses	6,680	401	—	7,081
Non-controlling interests	—	136	—	136
	95,175	23,946	—	119,121
Cost of revenue	58,357	18,801	4,872	82,030
Gross profit (loss)	36,818	5,145	(4,872)	37,091
Selling, general and administrative expenses	8,687	5,030	20,734	34,451
Income (loss) from operations	28,131	115	(25,606)	2,640
Total other income (expense), net	61	—	(27,195)	(27,134)

Income (loss) before income taxes and non-controlling interests	$28,192	$115	$(52,801)	$(24,494)

Margins:
Gross profit (loss) / service revenue	42%	22%	N/M	33%
Income (loss) from operations / service revenue	32%	—%	N/M	2%
_____________________________________
N/M — not meaningful.

	Nine months ended September 30, 2023
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$81,579	$22,777	$—	$104,356
Reimbursable expenses	5,916	482	—	6,398
Non-controlling interests	—	155	—	155
	87,495	23,414	—	110,909
Cost of revenue	56,075	22,623	10,986	89,684
Gross profit (loss)	31,420	791	(10,986)	21,225
Selling, general and administrative expenses	6,905	5,873	22,391	35,169
Income (loss) from operations	24,515	(5,082)	(33,377)	(13,944)
Total other income (expense), net	—	—	(26,454)	(26,454)

Income (loss) before income taxes and non-controlling interests	$24,515	$(5,082)	$(59,831)	$(40,398)

Margins:
Gross profit (loss) / service revenue	39%	3%	N/M	20%
Income (loss) from operations / service revenue	30%	(22)%	N/M	(13)%
_____________________________________
N/M — not meaningful.

Servicer and Real Estate
Revenue
Revenue by line of business is as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2024	2023	% Increase (decrease)	2024	2023	% Increase (decrease)

Service revenue:
Solutions	$21,090	$16,744	26	$59,546	$50,420	18
Marketplace	6,406	7,174	(11)	20,915	22,028	(5)
Technology and SaaS Products	2,893	2,982	(3)	8,034	9,131	(12)
Total service revenue	30,389	26,900	13	88,495	81,579	8

Reimbursable expenses:
Solutions	1,085	830	31	3,308	2,657	25
Marketplace	1,075	972	11	3,372	3,259	3
Total reimbursable expenses	2,160	1,802	20	6,680	5,916	13

Total revenue	$32,549	$28,702	13	$95,175	$87,495	9
We recognized service revenue of $88.5 million for the nine months ended September 30, 2024, an 8% increase compared to the nine months ended September 30, 2023 ($30.4 million for the third quarter of 2024, a 13% increase compared to the third quarter of 2023). We also recognized reimbursable expenses revenue of $6.7 million for the nine months ended September 30, 2024, a 13% increase compared to the nine months ended September 30, 2023 ($2.2 million for the third quarter of 2024, a 20% increase compared to the third quarter of 2023). The increase in service revenue for the three and nine months ended September 30, 2024 was driven by growth in our field services, property renovation services and foreclosure trustee businesses in the Solutions business, partially offset by fewer home sales in the Marketplace business. The increase in service revenue for the nine months ended was also partially offset by $0.8 million of first quarter 2023 non-recurring professional services revenue in the Equator business within the Technology and SaaS Products business.
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
Cost of Revenue and Gross Profit
Cost of revenue consists of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2024	2023	% Increase (decrease)	2024	2023	% Increase (decrease)

Outside fees and services	$10,778	$8,469	27	$29,662	$26,816	11
Compensation and benefits	5,590	5,757	(3)	16,569	17,236	(4)
Reimbursable expenses	2,159	1,802	20	6,679	5,916	13
Technology and telecommunications	1,905	2,069	(8)	5,200	5,462	(5)
Depreciation and amortization	77	215	(64)	247	645	(62)

Cost of revenue	$20,509	$18,312	12	$58,357	$56,075	4
Cost of revenue for the nine months ended September 30, 2024 of $58.4 million increased by 4% compared to the nine months ended September 30, 2023 ($20.5 million for the third quarter of 2024, a 12% increase compared to the third quarter of 2023). The increase in cost of revenue for the three and nine months ended September 30, 2024 is primarily driven by higher outside fees and services from higher revenue in the field services, property renovation services and foreclosure trustee businesses in the Solutions business and higher reimbursable expenses, partially offset by lower compensation and benefits from efficiency initiatives and cost savings measures.

Gross profit increased to $36.8 million, representing 42% of service revenue, for the nine months ended September 30, 2024 compared to $31.4 million, representing 39% of service revenue, for the nine months ended September 30, 2023 (increased to $12.0 million, representing 40% of service revenue, for the third quarter of 2024, compared to $10.4 million, representing 39% of service revenue, for the third quarter of 2023). Gross profit as a percentage of service revenue for the three and nine months ended September 30, 2024 increased primarily due to price increases for certain services and efficiency initiatives and cost savings measures partially offset by a change in revenue mix from fewer homes sold in our higher margin Hubzu business and growth in the lower margin Field Services and recently launched Renovation businesses. Our margins can vary substantially depending upon the service revenue mix.
Selling, General and Administrative Expenses
SG&A expenses consists of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2024	2023	% Increase (decrease)	2024	2023	% Increase (decrease)

Professional services	$1,082	$439	146	$2,734	$1,085	152
Amortization of intangible assets	740	740	—	2,220	2,220	—
Compensation and benefits	473	563	(16)	1,497	1,885	(21)
Marketing costs	296	187	58	969	861	13
Occupancy related costs	122	170	(28)	434	527	(18)
Depreciation and amortization	—	1	(100)	1	2	(50)
Other	481	(134)	N/M	832	325	156

Selling, general and administrative expenses	$3,194	$1,966	62	$8,687	$6,905	26
_____________________________________
N/M — not meaningful.
SG&A for the nine months ended September 30, 2024 of $8.7 million increased by 26% compared to the nine months ended September 30, 2023 ($3.2 million for the third quarter of 2024, a 62% increase compared to the third quarter of 2023). The increase in SG&A for the three and nine months ended September 30, 2024 is primarily due to higher professional services and other expenses, partially offset by lower compensation and benefits. Professional services for the three and nine months ended September 30, 2024 increased primarily due to accruals for potential settlements of certain legacy indemnity claims. Other expenses for the three and nine months ended September 30, 2024 increased from higher bad debt expense. Compensation and benefits for the three and nine months ended September 30, 2024 decreased from efficiency and cost reduction measures.
Income from operations
Income from operations increased to $28.1 million, representing 32% of service revenue, for the nine months ended September 30, 2024 compared to $24.5 million, representing 30% of service revenue, for the nine months ended September 30, 2023 (increased to $8.8 million, representing 29% of service revenue, for the third quarter of 2024, compared to $8.4 million, representing 31% of service revenue for the third quarter of 2023). The increase in operating income as a percentage of service revenue for the nine months ended September 30, 2024 is primarily the result of higher gross profit margins, partially offset by higher SG&A expenses. The decrease in operating income as a percentage of service revenue for the three months ended September 30, 2024 is primarily the result of higher SG&A expenses.

Origination
Revenue
Revenue by business unit is as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2024	2023	% Increase (decrease)	2024	2023	% Increase (decrease)

Service revenue:
Lenders One	$5,937	$5,784	3	$18,680	$18,028	4
Solutions	1,657	1,294	28	4,248	4,270	(1)
Technology and SaaS Products	167	134	25	481	479	—
Total service revenue	7,761	7,212	8	23,409	22,777	3

Reimbursable expenses:
Solutions	161	237	(32)	401	482	(17)
Total reimbursable expenses	161	237	(32)	401	482	(17)

Non-controlling interests	60	62	(3)	136	155	(12)

Total revenue	$7,982	$7,511	6	$23,946	$23,414	2
We recognized service revenue of $23.4 million for the nine months ended September 30, 2024, a 3% increase compared to the nine months ended September 30, 2023 ($7.8 million for the third quarter of 2024, an 8% increase compared to the third quarter of 2023). We also recognized reimbursable expenses revenue of $0.4 million for the nine months ended September 30, 2024, a 17% decrease compared to the nine months ended September 30, 2023 ($0.2 million for the third quarter of 2024, a 32% decrease compared to the third quarter of 2023). The increase in service revenue in the Origination segment for the three and nine months ended September 30, 2024 is primarily driven by growth of reseller products in the Lenders One business.
Cost of Revenue and Gross Profit
Cost of revenue consists of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2024	2023	% Increase (decrease)	2024	2023	% Increase (decrease)

Outside fees and services	$4,756	$5,190	(8)	$14,639	$15,994	(8)
Compensation and benefits	1,170	1,468	(20)	3,238	5,282	(39)
Technology and telecommunications	220	248	(11)	505	838	(40)
Reimbursable expenses	162	237	(32)	402	482	(17)
Depreciation and amortization	4	8	(50)	17	27	(37)

Cost of revenue	$6,312	$7,151	(12)	$18,801	$22,623	(17)
Cost of revenue for the nine months ended September 30, 2024 of $18.8 million decreased by 17% compared to the nine months ended September 30, 2023 ($6.3 million for the third quarter of 2024, a 12% decrease compared to the third quarter of 2023). The decrease in cost of revenue for the three and nine months ended September 30, 2024 was primarily driven by the prior year alignment of compensation and benefits with lower origination volume and lower outside fees and services from a change in revenue mix.
Gross profit increased to $5.1 million, representing 22% of service revenue, for the nine months ended September 30, 2024 compared to $0.8 million, representing 3% of service revenue, for the nine months ended September 30, 2023 (increased to $1.7 million, representing 22% of service revenue, for the third quarter of 2024, compared to $0.4 million, representing 5% of service revenue for the third quarter of 2023). Gross profit as a percentage of service revenue for the three and nine months ended September 30, 2024 increased from efficiency initiatives, cost savings measures and price increase for certain services.

Selling, General and Administrative Expenses
SG&A expenses consists of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2024	2023	% Increase (decrease)	2024	2023	% Increase (decrease)

Amortization of intangible assets	$530	$612	(13)	$1,590	$1,692	(6)
Compensation and benefits	440	511	(14)	1,405	1,755	(20)
Professional services	69	125	(45)	350	806	(57)
Marketing costs	193	252	(23)	562	530	6
Occupancy related costs	68	79	(14)	311	221	41
Depreciation and amortization	—	—	—	1	—	N/M
Other	25	218	(89)	811	869	(7)

Selling, general and administrative expenses	$1,325	$1,797	(26)	$5,030	$5,873	(14)
_____________________________________
N/M — not meaningful.
SG&A for the nine months ended September 30, 2024 of $5.0 million decreased by 14% compared to the nine months ended September 30, 2023 ($1.3 million for the third quarter of 2024, a 26% decrease compared to the third quarter of 2023). The decrease in SG&A for the three and nine months ended September 30, 2024 is primarily due to lower professional services from lower legal-related costs and lower compensation and benefits from efficiency and cost reduction measures.
Income (loss) from operations
Income (loss) from operations increased to $0.1 million, representing less than 1% of service revenue, for the nine months ended September 30, 2024 compared to $(5.1) million, representing (22)% of service revenue, for the nine months ended September 30, 2023 (increased to $0.3 million, representing 4% of service revenue for the third quarter of 2024, compared to $(1.4) million, representing (20)% of service revenue for the third quarter of 2023). The improvement in operating income as a percentage of service revenue for the three and nine months ended September 30, 2024 is primarily from higher gross profit margins and lower SG&A expenses.
Corporate and Others
Cost of Revenue
Cost of revenue consists of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2024	2023	% Increase (decrease)	2024	2023	% Increase (decrease)

Technology and telecommunications	$901	$1,469	(39)	$2,551	$4,748	(46)
Compensation and benefits	697	1,865	(63)	2,106	5,554	(62)
Depreciation and amortization	42	227	(81)	215	684	(69)

Cost of revenue	$1,640	$3,561	(54)	$4,872	$10,986	(56)
Cost of revenue for the nine months ended September 30, 2024 of $4.9 million decreased by 56% compared to the nine months ended September 30, 2023 ($1.6 million for the third quarter of 2024, a 54% decrease compared to the third quarter of 2023). The decrease in cost of revenue for the three and nine months ended September 30, 2024 is primarily driven by lower compensation and benefits and technology and telecommunications due to efficiency initiatives and cost savings initiatives.

Selling, General and Administrative Expenses
SG&A in Corporate and Others include costs related to the corporate functions including executive, finance, technology, law, compliance, human resources, vendor management, facilities, risk management and eliminations between reportable segments.
SG&A expenses consists of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2024	2023	% Increase (decrease)	2024	2023	% Increase (decrease)

Compensation and benefits	$3,500	$3,832	(9)	$11,863	$12,672	(6)
Professional services	1,396	1,333	5	4,076	3,852	6
Occupancy related costs	611	1,017	(40)	2,031	3,176	(36)
Depreciation and amortization	99	128	(23)	313	575	(46)
Marketing costs	—	1	(100)	5	(10)	150
Other	840	660	27	2,446	2,126	15

Selling, general and administrative expenses	$6,446	$6,971	(8)	$20,734	$22,391	(7)
SG&A for the nine months ended September 30, 2024 of $20.7 million decreased by 7% compared to the nine months ended September 30, 2023 ($6.4 million for the third quarter of 2024, an 8% decrease compared to the third quarter of 2023). The decrease for the three and nine months ended September 30, 2024 is primarily driven by lower occupancy related costs and compensation and benefits driven by efficiency initiatives and cost savings measures.
Other Income (Expense), net
Other income (expense), net principally includes interest expense and other non-operating gains and losses.
Other income (expense), net was $(27.1) million for the nine months ended September 30, 2024 compared to $(26.5) million for the nine months ended September 30, 2023 ($(9.6) million for the third quarter of 2024 and $(7.3) million for the third quarter of 2023). The change for the nine months ended September 30, 2024 was primarily driven by higher interest expense and a gain on the change in fair value of the warrant liability for the nine months ended September 30, 2023 (no comparable amount for the nine months ended September 30, 2024), partially offset by lower debt amendment costs. The higher interest expense was driven by higher interest rates on our amended SSTL.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary source of liquidity has historically been cash flow from operations, cash proceeds from sales of businesses, cash proceeds from the sale of equity securities and cash on hand. However, due to governmental and market responses to the COVID-19 pandemic, revenue has declined significantly compared to pre-pandemic levels. The lower revenue, partially offset by efficiency initiatives and cost savings measures, resulted in negative operating cash flow from operations for the nine months ended September 30, 2024 and 2023. We believe our anticipated revenue growth from the return of the default market, on-boarding sales wins, and revenue mix together with our reduced cost structure, should help reduce negative operating cash flow. We seek to deploy cash generated in a disciplined manner. Principally, we intend to use cash to develop and grow complementary services and businesses that we believe will generate attractive margins in line with our core capabilities and strategy and fund negative operating cash flow. We also use cash for repayments of our long-term debt and capital investments. In addition, from time to time we consider and evaluate business acquisitions, dispositions, closures, sales of equity securities or other similar actions that are aligned with our strategy.

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
Through March 29, 2023, the SSTL’s interest rate was the Adjusted Eurodollar Rate plus 4.00%. Beginning March 30, 2023, the SSTL bears interest at rates based upon, at our option, the Secured Overnight Financing Rate (“SOFR”) or the Base Rate, as defined in the Amended Credit Agreement. SOFR-based term loans bear interest at a rate per annum equal to SOFR plus 5.00% payable in cash plus a payable in kind (“PIK”) component. Base Rate-based term loans bear interest at a rate per annum equal to the Base Rate plus 4.00% payable in cash plus a PIK component. The PIK component of the interest rate was subject to adjustment based on the amount of Aggregate Paydowns. Since Aggregate Paydowns were $20 million in the first quarter of 2023 and an additional $10 million in the third quarter of 2023, the PIK component was 4.50% for the period March 30, 2023 through June 30, 2023 and 3.75% for periods thereafter. The interest rate as of September 30, 2024, including the PIK component, was 14.18%.
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
As of September 30, 2024, the outstanding principal balance of the SSTL was $230.6 million.

Revolver
On June 22, 2021 Altisource S.à r.l, a subsidiary of Altisource Portfolio Solutions S.A., entered into a revolving credit facility with a related party, STS Master Fund, Ltd. (“STS”) (the “Revolver”). STS is an investment fund managed by Deer Park. Deer Park owns approximately 16% of Altisource’s common stock as of September 30, 2024 and owns Altisource debt as a lender under the Amended Credit Agreement. An employee of Deer Park is a member of Altisource’s Board of Directors.
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
As of September 30, 2024, there was no outstanding debt under the Amended Revolver, and since amending the Revolver, the Company has not borrowed any amount under the Amended Revolver.
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
As of September 30, 2024, there was $250 thousand outstanding debt under the Revolving Loan Agreement.

Cash Flows
The following table presents our cash flows for the nine months ended September 30:

(in thousands)	2024	2023	% Increase (decrease)

Net cash used in operating activities	$(3,624)	$(17,595)	(79)
Net cash (used in) provided by financing activities	(566)	3,169	(118)
Net decrease in cash, cash equivalents and restricted cash	(4,190)	(14,426)	(71)
Cash, cash equivalents and restricted cash at the beginning of the period	35,416	54,273	(35)

Cash, cash equivalents and restricted cash at the end of the period	$31,226	$39,847	(22)
Cash Flows from Operating Activities
Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net loss. For the nine months ended September 30, 2024, net cash used in operating activities was $(3.6) million compared to net cash used in operating activities of $(17.6) million for the nine months ended September 30, 2023. The improvement in cash used in operating activities was driven by an $18.4 million improvement in net loss adjusted for non-cash items included in the determination of net loss (PIK interest, stock based compensation, change in the fair value of warrant liability, bad debt expense, depreciation and amortization, deferred income taxes, amortization of debt discount, amortization of debt issuance and amendment costs, loss on disposal of fixed assets and amortization of intangible assets). This was partially offset by a $4.4 million decrease in cash provided by working capital from the $1.4 million net payment of taxes for the nine months ended September 30, 2024 compared to the $4.0 million net collection of taxes receivable for the nine months ended September 30, 2023 and a $2.0 million return of surety bonds in the nine months ended September 30, 2023. Operating cash flows can be negatively impacted because of the nature of some of our services and the mix of services provided. Certain services are performed immediately following or shortly after the referral, but the collection of the receivable does not occur until a specific event occurs (e.g., the foreclosure is complete, the REO asset is sold, etc.). Furthermore, lower margin services generate lower income and cash flows from operations. Consequently, our cash flows from operations may be negatively impacted when comparing one period to another.
Cash Flows from Financing Activities
Net cash (used in) provided by financing activities were $(0.6) million and $3.2 million for the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024 and 2023, we made payments of $0.7 million and $0.5 million, respectively, to satisfy employee tax withholding obligations on the issuance of restricted share units and restricted shares. These payments were made to tax authorities, at the employees’ direction, to satisfy the employees’ tax obligations rather than issuing a portion of vested restricted share units and restricted shares to employees. In addition, during the nine months ended September 30, 2024 and 2023, we distributed $0.1 million and $0.3 million, respectively, to non-controlling interests. During the nine months ended September 30, 2024, we received proceeds from the issuance of short-term debt of $0.3 million in connection with borrowings under the Revolving Loan Agreement. During the nine months ended September 30, 2023, we received $20.5 million in proceeds from the issuance of common stock, net of issuance costs, received $18.4 million in proceeds from the sale of treasury stock, net of issuance costs and used $30.0 million of the proceeds for repayment of debt. Also during the nine months ended September 30, 2023, we paid $4.9 million to lenders or others on behalf of the lenders related to the debt amendment.

Future Uses of Cash
Our significant future liquidity obligations primarily pertain to the maturity of the SSTL under the Amended Credit Agreement, interest expense under the Amended Credit Agreement (see Liquidity section above), and operating lease payments on certain of our premises and equipment.
Significant future uses of cash include the following:

		Payments Due by Period
(in thousands)	Total	2024	2025-2026	2027-2029

Senior secured term loans (1)	$235,741	$—	$235,741	$—
Revolving loan agreement (2)	250	—	250	—
Interest expense payments (3)	13,329	5,718	7,611	—
Lease payments	2,929	400	2,269	260

Total	$252,249	$6,118	$245,871	$260

______________________________________
(1)    The outstanding balance of our SSTL as of September 30, 2024 is $230.6 million and is due on April 30, 2025. Since Aggregate Paydowns were equal to or greater than $30 million, the maturity date of the SSTL may be extended at the Company’s option to April 30, 2026 (subject to a payment of a 2% payment-in-kind extension fee on or before April 30, 2025 and subject to the representations and warranties being true and correct as of such date and there being no default or event of default being in existence as of such date). The table herein reflects a maturity of April 2025. The increase in outstanding balance is from the PIK component of our interest expense and is assumed to be paid in kind through the April 2025 maturity date.
(2)    The outstanding balance of our Revolving Loan Agreement as of September 30, 2024 is $250 thousand and is due on June 3, 2025, and may be automatically extended for one year on each anniversary of the maturity date. The table herein reflects a maturity of June 3, 2025.
(3)    Estimated future interest payments based on the SOFR interest rate as of September 30, 2024 and the April 30, 2025 maturity date. Based on the April 30, 2025 maturity date, no interest expense has been included beyond April 30, 2025.
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
We hold customers’ assets in escrow and other accounts at various financial institutions pending completion of certain real estate and construction review activities. These amounts are held in escrow and other accounts for limited periods of time and are not included in the accompanying condensed consolidated balance sheets. Amounts held in escrow and other accounts were $19.0 million and $21.6 million as of September 30, 2024 and December 31, 2023, respectively.
Contractual Obligations, Commitments and Contingencies
For the nine months ended September 30, 2024, there were no significant changes to our contractual obligations from those identified in our Form 10-K for the fiscal year ended December 31, 2023 and this Form 10-Q, other than those that occur in the normal course of business. See Note 21 to the condensed consolidated financial statements.
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

Our critical accounting policies are described in the MD&A section of our Form 10-K for the year ended December 31, 2023 filed with the SEC on March 7, 2024. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2024.
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
Based on the principal amount outstanding and SOFR as of September 30, 2024, a one percentage point increase in SOFR above the minimum floor would increase our annual interest expense by approximately $2.3 million. There would be a $2.3 million decrease in our annual interest expense if there was a one percentage point decrease in SOFR.
Currency Exchange Risk
We are exposed to currency risk from potential changes in currency values of our non-United States dollar denominated expenses, assets, liabilities and cash flows. Our most significant currency exposure relates to the Indian rupee. Based on expenses incurred in Indian rupees for the third quarter of 2024, a one percentage point increase or decrease in value of the Indian rupee in relation to the United States dollar would increase or decrease our annual expenses by approximately $0.1 million.
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
As of September 30, 2024, an evaluation was conducted under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of September 30, 2024.
b)    Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases of shares of common stock during the three months ended September 30, 2024. On May 16, 2023, our shareholders approved the renewal and amendment of the share repurchase program previously approved by the shareholders on May 15, 2018. Under the program, we are authorized to purchase up to 3.1 million shares of our common stock in the open market, subject to certain parameters, for a period of five years from the date of approval. As of September 30, 2024, the maximum number of shares that may be purchased under the repurchase program is 3.1 million shares of the Company’s common stock. In addition to the share repurchase program, during the three months ended September 30, 2024, 33,610 common shares were withheld from employees to satisfy tax withholding obligations that arose from the vesting of restricted shares.
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
Item 5. Other Information
Director and Officer Trading Arrangements
During the three months ended September 30, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101 *
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2024 is formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2024 and 2023; (iii) Condensed Consolidated Statements of Equity for the nine months ended September 30, 2024 and 2023; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023; and (v) Notes to Condensed Consolidated Financial Statements.

104 *	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

______________________________________
*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
(Registrant)

Date:	October 24, 2024	By:	/s/ Michelle D. Esterman
Michelle D. Esterman
Chief Financial Officer
(On behalf of the Registrant and as its Principal Financial Officer and Principal Accounting Officer)