Form 10-K
period 2024-12-31
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
filed 2025-03-31
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 1-34354

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
(Exact name of registrant as specified in its Charter)

Luxembourg	98-0554932
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
33, Boulevard Prince Henri
L-1724 Luxembourg
Grand Duchy of Luxembourg
(352) 2060 2055
(Address and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	ASPS	NASDAQ Global Select Market
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2024 was $21,905,027 based on the closing share price as quoted on the NASDAQ Global Select Market on that day and the assumption that all directors and executive officers of the Company are affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of March 25, 2025, there were 87,582,129 outstanding shares of the registrant’s common stock (excluding 547,637 shares held as treasury stock).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s Annual Meeting of Shareholders to be held on May 21, 2025 are incorporated by reference into Part III of this report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2024.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
FORM 10-K

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include all statements that are not historical fact, including statements that relate to, among other things, future events or our future performance or financial condition. These statements may be identified by words such as “anticipate,” “intend,” “expect,” “may,” “could,” “should,” “would,” “plan,” “estimate,” “seek,” “believe,” “potential” or “continue” or the negative of these terms and comparable terminology. Such statements are based on expectations as to the future and are not statements of historical fact. Furthermore, forward-looking statements are not guarantees of future performance and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the risks discussed in Item 1A of Part I “Risk Factors.” We caution you not to place undue reliance on these forward-looking statements which reflect our view only as of the date of this report. We are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any such statement is based.
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
Technology and software-as-a-service (“SaaS”) Products
Our Technology and SaaS Products business includes Equator® (a SaaS-based technology to manage real estate owned (“REO”) and investor homes, short sales, foreclosure, bankruptcy and eviction processes), Vendorly Invoice (a vendor invoicing and payment system), RentRange® (a single and multi-family rental data, analytics and rent-based valuation solution), REALSynergy® (a commercial loan servicing platform), and NestRangeTM (a single family automated valuation model and analytics solution).

Origination segment provides originators with solutions and technologies that span the mortgage origination lifecycle. Within the Origination segment we provide:
Solutions
Our Solutions business includes title insurance (as an agent) and settlement services, real estate valuation services, loan fulfillment and insurance services.
Lenders One
Our Lenders One business includes management services provided to the Best Partners Mortgage Cooperative, Inc., doing business as Lenders One® (“Lenders One”), and certain loan manufacturing and capital markets services provided to the members of the Lenders One cooperative.
Technology and SaaS Products
Our Technology and SaaS Products business includes Vendorly Monitor (a vendor management platform), Lenders One Loan Automation (“LOLA”) (a marketplace to order services and a tool to automate components of the loan manufacturing process), TrelixAITM (technology to manage the workflow and automate components of the loan fulfillment and pre and post-close quality control), and ADMS (a document management and data analytics delivery platform).
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
2024 Highlights and Certain Subsequent Events
Company, Corporate and Financial:
•Grew service revenue by $13.8 million, or 10%, to $150.4 million in 2024 compared to 2023
•Full year 2024 total Company income (loss) from operations of $3.2 million was $20.0 million higher than 2023 due to (1) improving operating income as a percentage of service revenue in the Servicer and Real Estate and Origination segments (together “Business Segments”) to 25.3% in 2024 from 19.1% in 2023, and (2) reducing Corporate and Others operating loss as a percentage of total Company service revenue to (23.1)% in 2024 from (31.4)% in 2023, primarily through efficiency initiatives and cost savings measures and service revenue growth
•Ended the year with $29.8 million of cash and cash equivalents
•On February 19, 2025, the Company executed and closed an exchange transaction with 100% of lenders under the Company’s senior secured term loans whereby the lenders exchanged the Company’s senior secured term loans with an outstanding balance of $232.8 million for a $160.0 million new first lien loan and the issuance of approximately 58.2 million common shares of Altisource (the “Term Loan Exchange Transaction”); the new first lien loan is comprised of a $110 million term loan and a $50 million non-interest bearing exit fee which is reduced on a pro-rata basis with the repayment of the term loan
•In connection with the Term Loan Exchange Transaction, Altisource will be issuing transferable warrants to holders as of February 14, 2025 of the Company’s (i) common stock, (ii) restricted share units and (iii) outstanding penny warrants, to purchase approximately 114.5 million shares of Altisource common stock for $1.20 per share (the “Stakeholder Warrants”); once issued, the Stakeholder Warrants will provide Stakeholders with the ability to purchase approximately 3.25 shares of Altisource common stock for each share of or right to common stock held
•On February 19, 2025, Altisource also executed and closed on a $12.5 million super senior credit facility to fund transaction costs related to the Term Loan Exchange Transaction and for general corporate purposes

Business and Industry:
•In the face of serious market headwinds for both Business Segments, service revenue in the Servicer and Real Estate segment increased by 11% to $120 million and service revenue in the Origination segment increased by 6% to $30 million
•Improved income from operations in the Business Segments by $12.0 million to $38.0 million in 2024 compared to $26.1 million in 2023; improved income from operations as a percentage of service revenue in the Business Segments to 25.3% in 2024 from 19.1% in 2023; improvements were primarily through scale benefits and efficiency and cost cutting initiatives
•Ended 2024 with a weighted average sales pipeline between $38 million and $47 million of potential estimated revenue on a stabilized basis based upon forecasted probability of closing (comprised of between $26 million and $33 million in the Servicer and Real Estate segment and between $12 million and $15 million in the Origination segment)
•Generated 2024 sales wins which we estimate represent potential annualized service revenue on a stabilized basis of $25.8 million for the servicer and Real Estate segment and $13.6 million for the Origination segment
•Industrywide foreclosure initiations were 6% lower in 2024 compared to 2023 (and 35% lower than the same pre-COVID-19 period in 2019)
•Industrywide foreclosure sales were 14% lower in 2024 compared to 2023 (and 53% lower than the same pre-COVID-19 period in 2019)
•Industrywide mortgage origination volume increased by 20% in 2024 compared to 2023, comprised of a 2% decline in purchase origination and a 112% increase in refinance origination
•Industrywide seriously delinquent mortgage rate (90+ day past due and loans in foreclosure) increased to 1.4% in December 2024 compared to 1.3% in December 2023
Customers
Overview
Our customers include large financial institutions, government-sponsored enterprises (“GSEs”), banks, asset managers, servicers, real estate and mortgage investors, property management firms, real estate brokerages, insurance companies, mortgage bankers, originators, correspondent and private money lenders.
Customer Concentration
Onity
Onity Group Inc. (together with its subsidiaries, “Onity”) (formerly Ocwen Financial Corporation, or “Ocwen”) is a residential mortgage loan servicer of mortgage servicing rights (“MSRs”) it owns, including those MSRs in which others have an economic interest, and a subservicer of loans owned by others.
During the year ended December 31, 2024, Onity was our largest customer, accounting for 44% of our total revenue. Onity purchases certain mortgage services from us under the terms of services agreements and amendments thereto (collectively, the “Onity Services Agreements”) with terms extending through August 2030. Certain of the Onity Services Agreements contain a “most favored nation” provision and also grant the parties the right to renegotiate pricing, among other things.
Revenue from Onity primarily consists of revenue earned from the loan portfolios serviced and subserviced by Onity when Onity engages us as the service provider, and revenue earned directly from Onity, pursuant to the Onity Services Agreements. For the years ended December 31, 2024 and 2023, we recognized revenue from Onity of $70.4 million and $63.2 million, respectively. Revenue from Onity as a percentage of segment and consolidated revenue was as follows:

	2024	2023

Servicer and Real Estate	55%	55%
Origination	0%	0%
Corporate and Others	—%	—%
Consolidated revenue	44%	44%
We earn additional revenue related to the portfolios serviced and subserviced by Onity when a party other than Onity or the MSR owner selects Altisource as the service provider. For the years ended December 31, 2024 and 2023, we recognized $9.6 million and $9.2 million, respectively, of such revenue. These amounts are not included in deriving revenue from Onity and revenue from Onity as a percentage of revenue discussed above.

As of December 31, 2024, accounts receivable from Onity totaled $4.4 million, $3.1 million of which was billed and $1.3 million of which was unbilled. As of December 31, 2023, accounts receivable from Onity totaled $3.4 million, $2.2 million of which was billed and $1.2 million of which was unbilled.
Rithm
Rithm Capital Corp. (individually, together with one or more of its subsidiaries or one or more of its subsidiaries individually, “Rithm”) is an asset manager focused on the real estate and financial services industries.
Onity has disclosed that Rithm is one of its largest servicing clients. As of December 31, 2024, Onity reported that approximately 14% of loans serviced and subserviced by Onity (measured in unpaid principal balance (“UPB”)) and approximately 63% of all delinquent loans that Onity services were related to Rithm MSRs or rights to MSRs (the “Subject MSRs”).
Rithm purchases brokerage services for REO exclusively from us, irrespective of the subservicer, subject to certain limitations, for certain MSRs set forth in and pursuant to the terms of a Cooperative Brokerage Agreement, as amended, and related letter agreement (collectively, the “Rithm Brokerage Agreement”) with terms extending through August 2025.
For the years ended December 31, 2024 and 2023, we recognized revenue from Rithm of $2.3 million and $2.8 million, respectively, under the Rithm Brokerage Agreement. For the years ended December 31, 2024 and 2023, we recognized additional revenue of $10.8 million and $12.6 million, respectively, relating to the Subject MSRs when a party other than Rithm selects Altisource as the service provider.
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
Intellectual Property and Data
We rely on a combination of contractual restrictions, internal security practices, trademarks and copyrights to establish and protect our trade secrets, intellectual property, software, technology and expertise. We also own or, as we deem necessary and appropriate, have obtained licenses from third parties to intellectual property relating to our services, processes and businesses. These intellectual property rights are important factors in the success of our businesses.
As of December 31, 2024, we hold registered trademarks in a number of jurisdictions including the United States, the European Union (“EU”), India and four other jurisdictions. These trademarks are generally renewable indefinitely, subject to continued use in commerce.
We strive to actively protect our rights and intend to continue our policy of taking the measures we deem reasonable and necessary to develop and protect our trademarks, copyrights, trade secrets and other intellectual property rights.
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
The markets for services provided to buyers and sellers of homes for investment are highly competitive and generally consist of several national companies, a large number of regional and local providers and start-up companies. We typically compete based upon product and service awareness and offerings, product performance and service delivery, national coverage, ease of transacting, price, quality and control environment, technology integration and support, reputation, customer service and personal service.
Our competitors may have greater financial resources, brand recognition, alternative or disruptive products and technology and other competitive advantages. We cannot determine our market share with certainty, but believe for mortgage servicers we have a modest share of the market, and for the others we have a relatively small market share.
Debt and Equity Transactions
In April 2018, Altisource Portfolio Solutions S.A. and its wholly-owned subsidiary, Altisource S.à r.l. (the “Borrower”), entered into a credit agreement with Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, and certain lenders (the “Credit Agreement”). Under the Credit Agreement, Altisource borrowed $412 million in the form of senior secured term loans (the “SSTL”). Effective February 14, 2023, Altisource Portfolio Solutions S.A. and Altisource S.à r.l. entered into Amendment No. 2 to the Credit Agreement (as amended by Amendment No. 2, the “Amended Credit Agreement”).
On December 16, 2024, Altisource Portfolio Solutions S.A. and the Borrower entered into that certain Transaction Support Agreement, dated as of December 16, 2024 (the “Transaction Support Agreement”), with certain holders of the Company’s SSTL under the Amended Credit Agreement.
The transactions described below (the “Transactions”) were conducted pursuant to the Transaction Support Agreement.
On February 13, 2025, the Company granted approximately 4.6 million restricted share units (“RSUs”) (at a weighted average grant date fair value of $1.06 per share) under the Company’s 2009 Equity Incentive Plan (the “Equity Plan”) to senior management in connection with the Transactions.
On February 18, 2025, the Company’s shareholders approved an increase in the number of authorized shares of Altisource Portfolio Solutions S.A. common stock (“common stock”) from 100.0 million to 250.0 million, a decrease in the par value of the Company’s common stock from $1.00 to $0.01 and an increase the number of shares of common stock reserved for issuance under the Equity Plan from approximately 11.7 million to approximately 16.3 million.
On February 18, 2025, the Company’s shareholders also approved proposals to enable, among other things, an issuance of warrants (the “Warrant Distribution”) to purchase approximately 114.5 million shares of common stock for $1.20 per share, subject to adjustment (the “Stakeholder Warrants”) to record and beneficial holders of the following securities of Altisource Portfolio Solutions S.A. (collectively, “Stakeholders”): (i) shares of common stock, (ii) RSUs, and (iii) warrants to purchase shares of common stock at an exercise price of $0.01 per share granted on February 14, 2023 (the “Penny Warrants”), in each case, as of 5:00 p.m., New York City time, on February 14, 2025 (such date and time, the “Distribution Record Date”). Subject to the right of the Board of Directors to change the Distribution Record Date, the issuance of Stakeholder Warrants shall occur on a date to be subsequently determined by the Board of Directors that will be within 60 days after the Distribution Record Date (i.e., by April 15, 2025). Fifty percent of the Stakeholder Warrants will expire on April 2, 2029 and require settlement through the cash payment to the Company of the exercise price of such Stakeholder Warrant (“Cash Exercise Stakeholder Warrants”). Fifty percent of the Stakeholder Warrants will expire on April 30, 2032 and require settlement through the forfeiture of shares of common stock to the Company equal to the exercise price of such Stakeholder Warrants. Pursuant to the Warrant

Distribution, each Stakeholder is expected to receive: one Cash Exercise Stakeholder Warrant to purchase 1.625 shares of our common stock and one Net Settle Stakeholder Warrant to purchase 1.625 shares of our common stock for each (a) share of common stock held as of the Distribution Record Date, (b) RSU held as of the Distribution Record Date and (c) share of common stock that could be acquired upon exercise of Penny Warrants held as of the Distribution Record Date. The Stakeholder Warrants are expected to be exercisable on the later of (i) 90 days after their issuance and (ii) first date on which the VWAP (as defined in the Warrant Agent Agreement for the Stakeholder Warrants (the “Warrant Agent Agreement”)) of the common stock equals or exceeds the Implied Per Share Exercise Price (as such term is defined in the Warrant Agent Agreement) of the Stakeholder Warrants, which is expected to initially be $1.20, for a period of fifteen consecutive trading days (the “VWAP Condition”). The exercise price of the Stakeholder Warrants is $1.95 per Stakeholder Warrant.
On February 18, 2025, the Lenders exercised Penny Warrants for approximately 1.5 million shares of common stock.
On February 19, 2025, Altisource Portfolio Solutions S.A. and the Borrower entered into agreements with 100% of the lenders under the SSTL (the “Lenders”) under the Amended Credit Agreement. Under these agreements, the Lenders exchanged the SSTL with an outstanding balance of $232.8 million for a $160.0 million new first lien loan facility (the “New Facility”) and 58.2 million shares of common stock (the “Debt Exchange Shares”). The New Facility is comprised of a $110.0 million interest-bearing loan (the “New Debt”) and a $50.0 million non-interest-bearing exit fee (the “Exit Fee”). The following is a summary of certain terms of the New Facility:
•$158.6 million of the New Facility matures on April 30, 2030 and $1.4 million of the New Facility matures on January 15, 2029
•The interest rate on the New Debt is the Secured Overnight Financing Rate (“SOFR”) plus 6.50% per annum with a 3.50% SOFR floor
•The interest rate on the Exit Fee is 0%
•All mandatory and voluntary prepayments under the New Facility are allocated between the New Debt and the Exit Fee on a pro rata basis
•The principal amortization of the New Facility is 1.0% of the New Debt per year
•A minimum of 95% of the net proceeds the Company receives from the exercise of Cash Exercise Stakeholder Warrants (defined below) are to be used to prepay the New Facility
•Beginning with the fiscal year ending December 31, 2025, the lesser of (a) 75% of the aggregate Excess Cash Flow (as defined in the credit agreement) for the most recently ended fiscal year of the Company for which financial statements have been delivered and (b) such amount which, immediately after giving effect to such repayment, would result in the Company having no less than $30 million of total cash on its balance sheet, shall be applied first to the prepayment of the Super Senior Facility (defined below) and, second, to the prepayment of the New Facility
The payment of all amounts owing by the Borrower under the New Facility is guaranteed by Altisource Portfolio Solutions S.A. and certain of its wholly-owned subsidiaries (the “Guarantors”) and is secured by a lien on substantially all of the assets of the Borrower, Altisource and the other Guarantors, subject to certain exceptions. The liens securing the New Facility are junior to the liens securing the Super Senior Facility (defined below) pursuant to, and as set forth in, an intercreditor agreement.
Pursuant to the terms of the Exchange Agreement, dated February 19, 2025, by and among the Borrower and Altisource Portfolio Solutions S.A., on the one hand, and the Lenders, on the other hand, with limited exceptions, the Lenders may not, among other things, sell, offer to sell, grant any option to purchase or otherwise dispose of any Debt Exchange Shares, without the prior written consent of Altisource Portfolio Solutions S.A., until the date that is the earlier of (i) September 17, 2025 or (ii) the date on which Altisource Portfolio Solutions S.A. completes a liquidation, merger, stock exchange or other similar transaction that results in all of Altisource’s shareholders having the right to exchange their shares of common stock for cash, securities or other property (“Lock-Up”).
On February 19, 2025, Altisource Portfolio Solutions S.A. and the Borrower also entered into a $12.5 million super senior credit facility (the “Super Senior Facility”) to fund transaction costs related to the Transactions (defined below) and for general corporate purposes. The following is a summary of certain terms of the Super Senior Facility:
•The maturity date of the Super Senior Facility is February 19, 2029
•The original issue discount on the Super Senior Facility is 10.0%
•The interest rate on the Super Senior Facility is SOFR plus 6.50% with a 3.50% SOFR floor
•Beginning with the fiscal year ending December 31, 2025, the lesser of (a) 75% of the aggregate Excess Cash Flow (as defined in the credit agreement) for the most recently ended fiscal year of the Company for which financial statements have been delivered and (b) such amount which, immediately after giving effect to such repayment, would result in the Company having no less than $30 million of total cash on its balance sheet, shall be applied first to the prepayment of the Super Senior Facility and, second, to the prepayment of the New Facility
On February 19, 2025, Altisource entered into an agreement to terminate the $15.0 million revolving credit facility with STS Master Fund, Ltd, an investment fund managed by Deer Park Road Management Company, L.P.
Employees
As of December 31, 2024, we had the following number of employees:

	United States	India	Uruguay	Luxembourg	Consolidated Altisource

Total employees	192	892	68	8	1,160
Seasonality
Certain of our revenues can be impacted by seasonality. More specifically, revenues from property sales, loan originations and certain property preservation services in field services typically tend to be at their lowest level during the fall and winter months and at their highest level during the spring and summer months. Current economic conditions, residential mortgage default rates and interest rates may impact historical revenue patterns.
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
ITEM 1A.    RISK FACTORS
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below address the most material risks of which we are currently aware but are not the only ones we face. Therefore, the following risk factors should not be considered a complete list of potential risks that we may face.
Any risk factor described in this Annual Report on Form 10-K or in any of our other SEC filings, or any risk not currently known to us or that we currently anticipate to be immaterial, may, by itself or together with other factors, materially adversely affect our business, reputation, prospects, competitive position, liquidity, results of operations, capital position, or financial condition, including by materially increasing our expenses or decreasing our revenues or profits, which could result in material losses. If any of these risks materialize, they could negatively impact the trading price of our common stock and investors could lose all or part of their investment in our common stock.

While insurance coverage may help address certain risks that result in losses, recovery under our insurance policies may not be available or sufficient to compensate for damages, expenses, fines, penalties, and other losses we may incur as a result of these and other risks.
In this ITEM 1A unless the context otherwise clearly indicates, references to our “services” include any services, products or solutions provided, or made available by us.
Summary
•A significant portion of our revenue is generated from providing services to two customers, the loss of some or all of these customer(s)’ business would negatively impact us.
•If the Rithm Brokerage Agreement is terminated, expires, is breached, or if there is a significant reduction in the volume of services that we provide pursuant to such agreement, our business and results of operations would be adversely affected.
•Technology disruptions, failures, defects, inadequacies, delays, difficulties in implementing software or hardware modifications, acts of vandalism, or the introduction of harmful code could negatively affect our operations and relationships with clients and stakeholders.
•We depend on third-party services, products, data, infrastructure and solutions to maintain and grow our businesses, the loss or disruption of which could negatively impact us.
•We may not successfully prevent or detect fraudulent activity, which could harm our services, clients, third parties, reputation, and our results of operations.
•Our databases contain our proprietary information, the proprietary information of third parties, and personal information about our customers, consumers, vendors, and employees. Unauthorized disclosure, access or processing of such information, whether due to a cybersecurity incident, human error or other vulnerabilities, or our failure to comply with applicable information management requirements, privacy laws, or notification obligations, could result in adverse publicity, loss of trust, investigations, regulatory fines, loss of customers, government enforcement actions, private litigation, claims from third parties, and significant financial and operational costs.
•Our business continuity and disaster recovery plans may not adequately address potential impacts from business interruptions or pandemics, which could result in operational disruptions, financial losses, or regulatory compliance issues.
•The insurance underwriting loss limitation methods we used may not be effective or sufficient.
•Certain shareholder arrangements could trigger termination or events of defaults under some of our material agreements.
•Changes in economic or market conditions that reduce residential real estate sales, values, or mortgage origination volumes could negatively impact demand for our services.
•Changes in residential mortgage delinquencies, defaults, or foreclosures could negatively affect demand for some of our services.
•Adapting to changes in technology or marketplace dynamics related to mortgage servicing or origination and changing requirements of governmental authorities, GSEs and customers, could pose risks to us.
•Changes to compensation paid in connection with residential property transactions could negatively impact us.
•Changes that reduce the frequency or alter or eliminate requirements to use default or origination services of the type we provide may reduce the volume of sales of our services.
•Developments impacting residential foreclosures, REO supply, or sales could negatively affect us.
•Changes to real estate brokerage commission structures or transaction rates could adversely affect us by reducing revenue from brokerage activities and impacting profitability.
•Sales from our awarded business or pipeline may not occur or may take longer than anticipated to develop which could result in lower-than-expected revenue and impact our financial performance.
•Business expansion carries potential risks and uncertainties, which could lead to operational inefficiencies, increased costs, or failure to achieve anticipated growth.
•Acquisitions to support growth initiatives involve inherent risks.
•A majority of our employees and contractors work remotely, potentially impacting control environments, productivity, and cybersecurity.
•Dependence on vendors for many aspects of our business exposes us to risks related to vendor availability, performance, and oversight.

•Extensive use of contractors could result in reclassification risks, incurring additional costs or penalties.
•Our performance could be negatively impacted by the loss of the experience and relationships of certain directors, executives, and key personnel.
•Attracting, motivating, and retaining skilled employees could prove difficult.
•The presence of operations in multiple countries subjects us to unique risks endemic to those countries and regions.
•We may not pay cash dividends, limiting returns to stock appreciation.
•Our smaller market capitalization could increase the volatility, and limit investors in and analyst coverage, of our stock.
•The market price and trading volume of our stock may be volatile.
•As a "smaller reporting company," reduced disclosure requirements may affect the information we provide to stockholders.
•Loss of Form S-3 eligibility or offering limitations under SEC regulations could restrict our ability to raise capital efficiently and on favorable terms.
•The large number of authorized shares and outstanding warrants may make the market price and trading volume of our stock volatile.
•Future issuances of common stock, warrants, or equity grants could dilute existing shareholders' economic and voting interests, potentially negatively impacting the trading price of our stock and leading to litigation.
•We may be delisted from the Nasdaq Global Select Market, which could negatively impact the market for our common stock and our business.
•We could have conflicts of interest with certain shareholders, lenders, members of management and our Board of Directors. These conflicts may be resolved in a manner adverse to us.
•Insufficient cash flow or access to capital markets could negatively affect liquidity and competitive positioning.
•Debt levels and variable interest rates may constrain our financial flexibility and responses to customer, industry or economic changes.
•The New Facility and the Super Senior Facility terms could limit cash and reduce liquidity available for operations and strategic investments.
•Failure to comply with loan covenants in the New Facility or the Super Senior Facility would result in a loan default and could result in termination of either or both facilities and acceleration of amounts owing which, in turn, could have a negative impact on liquidity and our business.
•The maturity extension risk under the New Facility or the Super Senior Facility and restrictions on refinancing could lead to challenges if market conditions worsen or alternative financing is unavailable.
•Utilizing a significant deferred tax asset depends on future profitability; if profitability does not materialize, we may not be able to realize some or all of the tax benefit.
•Cash, cash equivalents, and escrow funds held at financial institutions could be at risk.
•Fluctuations in currency exchange rates could expose us to losses.
•Shareholder rights under Luxembourg law differ from other jurisdictions.
•Luxembourg requirements and limitations on company governance and actions could negatively impact our ability to manage the company and respond to market conditions.
•Risks related to Luxembourg tax law could negatively impact our finances. Changes in trade policies, including tariffs, taxes or restrictions on foreign service providers, could adversely affect our business.
•Non-compliance with sanctions or licensing requirements could result in penalties.
•Failure to comply with anti-money laundering and financial crime reporting requirements could result in penalties, contractual breaches, and potential termination of agreements with title insurance underwriters.
•Failure to maintain regulatory compliance, required licenses, or timely filings could result in penalties, contract terminations, or operational restrictions.
•Our business and customers are subject to extensive legal and regulatory scrutiny.
•Our global operations and intercompany arrangements are subject to evolving tax laws, audits, and regulatory interpretations in multiple jurisdictions. Changes in tax rates, disputes over taxable income allocation, or challenges to our transfer pricing practices could result in additional taxes, penalties, interest, or prevent us from utilizing operating losses or other tax credits, any of which would negatively impact our cash flow and profitability.

Risks Related to Our Business and Operations
We earn a significant portion of our revenue in connection with providing services to two customers.
A significant portion of our revenue is earned from providing services to Onity and Rithm. If either party substantially reduces the scope or volume of services acquired from us, or otherwise ceases using us as a vendor, it would negatively impact our business. For example, we could experience a reduction in scope or volume of business as a direct or indirect result of the existence or outcome of regulatory matters impacting one or more of these clients, a change in the servicing relationship between these clients, a reduction in the MSRs for which Onity or Rithm acts as a servicer or subservicer or controls the rights to designate service providers, or a change in the contractual relationship between Altisource and Onity or Rithm. In addition, providing services to these customers affords us the opportunity to provide certain services to third parties and the loss of these customers or reduction in the quantity of services provided to these customers would also result in the loss or reduction of these additional revenue streams. For example, we may have the opportunity to earn commissions or fees from, or we may be able to provide on-line auction services, title insurance and escrow services, or other services to, buyers on certain real estate transactions, and the loss or reduction in the number of these customers would also prevent us from offering these additional services related to the underlying transaction. Customer concentration also exposes us to concentrated credit risk, as a significant portion of our accounts receivable may be from one or both of these customers.
If the characteristics of the portfolios of properties on which we provide services for either of these customers were to change, for example to become less delinquent, more rural or lower value, this could impact the type and volume of services that we provide, increase our costs of doing business, or reduce the value of commissions or fees we earn.
Our business concentration or relationships with these two customers may be viewed as a risk or otherwise negatively by other customers or potential customers, impeding our efforts to retain customers or obtain new customers.
If the Rithm Brokerage Agreement is terminated, expires, breached, or if there is a significant reduction in the volume of services that we provide pursuant to such agreement, our business and results of operations would be adversely affected.
On August 28, 2017, Altisource, through its licensed subsidiaries, entered into the Rithm Brokerage Agreement. Under this agreement and related amendments, Altisource is the exclusive provider (with certain exceptions) of brokerage services for REO associated with certain MSRs through August 2025, irrespective of the subservicer, as long as Rithm owns such MSRs. The Rithm Brokerage Agreement may be terminated by Rithm upon the occurrence of certain specified events. Termination events include, but are not limited to, a breach of the terms of the Rithm Brokerage Agreement (including, without limitation, the failure to meet performance standards and non-compliance with law in a material respect), a failure to maintain licenses which materially prevents performance of the contract, regulatory allegations of non-compliance resulting in an adversarial proceeding against Rithm, voluntary or involuntary bankruptcy, appointment of a receiver, disclosure in a Form 10-K or Form 10-Q that there is significant uncertainty about Altisource’s ability to continue as a going concern, failure to maintain a specified level of cash and an unapproved change of control. Rithm could decide to not renew or extend the term of the Rithm Brokerage Agreement upon its termination in August 2025, in which case Rithm may elect to use a brokerage service provider other than the Altisource subsidiaries for some or all of its REO. If any one of these termination events occurs and the Rithm Brokerage Agreement is terminated or if the Rithm Brokerage Agreement is not renewed or extended or the volume of referrals under the Rithm Brokerage Agreement is reduced, Altisource’s business and results of operations would be adversely affected. In addition to loss of the direct revenue from the Rithm Brokerage Agreement, we would likely experience the loss of significant revenue related to the Subject MSRs when a party other than Rithm selects us as the service provider.
In addition, Rithm operational changes, a breach of the Rithm Brokerage Agreement, or other actions that reduce the number of properties converting to REO status could: (i) reduce the volume of services that we provide on the applicable MSRs pursuant to our agreements with Onity, and (ii) reduce the volume of services that we provide pursuant to the Rithm Brokerage Agreement.
Technology disruptions, failures, defects, inadequacies, delays, difficulties in implementing software or hardware modifications, acts of vandalism, or the introduction of harmful code could damage our business operations and relationships with clients and stakeholders, and increase our costs.
We rely on critical technology to provide certain of our services, including our proprietary platforms such as Hubzu real estate marketing, Equator, Equator.com, NestRange, LOLA, Keystone, REALSynergy, RentRange, TrelixAI, Vendorly®, and others. Certain of our proprietary technologies incorporate licensed open source and third-party code or may be created or maintained using artificial intelligence, low-code, or other coding techniques, all of which carry inherent risks.
The integration of artificial intelligence into our services and operations introduces specific risks. Artificial intelligence systems may produce errors or exhibit biases, leading to inaccurate or misleading information. Such outcomes could result in liability or reputational harm. Additionally, delays or difficulties in implementing artificial intelligence-related software changes may disrupt our operations. Failure to effectively leverage these technologies could also place us at a competitive disadvantage, adversely affecting our business and results of operations.
We also leverage third-party technology to provide certain of our services, including using third-party order management and billing technology, and using third-party technology to access data or take actions, such as governmental filings, and externally hosted and managed data centers and operating environments.
Our ability to provide services, satisfy performance and legal requirements, and maintain the confidentiality and integrity of data could be negative impacted by disruptions, failures, defects, inadequacies in our technology or third-party technology or related services we utilize, delays or errors in developing or maintaining our technology, difficulties in implementing software or hardware modifications, acts of vandalism, misuse or malicious use of our services, system attacks or the introduction of malicious code in technology we utilize, the use of outdated or unsupported open source or third-party code, or the use of defective, compromised or insecure code. We may be a target for network hackers or others with malicious intent due to our storage and processing of consumer information as part of providing our services or as a result of operating public-facing technology platforms, including, for example, our Hubzu marketing platform. Any sustained and repeated negative issues with these services may have an adverse impact on our and our customers’ business and results of operations and our relationships with clients and other stakeholders. In the case of acts of vandalism or the introduction of harmful code, we may need to implement improvements to our physical and cybersecurity practices that may require an investment of money, time and resources.
In addition, we may be subject to ransomware attacks or other attempts by malicious third parties to interrupt or prevent our access to systems or data to extract payment of a ransom or meeting other conditions. We may determine that it is necessary or expedient to pay a ransom or meet other conditions which could be harmful to the Company in seeking to regain access to our systems or data. There can be no guarantee that paying a ransom or satisfying conditions would enable us to regain access to our systems or data or that the same would not be corrupted or made more vulnerable to subsequent attacks. If we were to pay a ransom or satisfy other conditions, our actions could encourage further malicious acts. We may not be able to recover ransom from the third-party malicious actors. We may not have insurance coverage for any resulting losses or may be unable to recover our losses from insurance.
Many of our services and processes require effective interoperation with internal and external technology platforms and services, and failures in such interoperation could have a negative impact on our operations and the operations of our customers.
Further, our customers may require modifications to the services we provide to them to manage the volume and complexity of or laws or regulations applicable to their businesses, or to interoperate with other systems, which modifications may be unfeasible, unsuccessful, costly or time-consuming to implement, or may create disruptions in our provision of systems to customers. Our customers may refuse to agree to modifications to technology or infrastructure services which we provide or which interoperate with the technology or infrastructure services which we provide and we believe are desirable to improve the reliability, performance, efficiency or cost in delivering services. Additionally, the improper implementation or use of Altisource services, such as Equator and others, by customers could adversely impact the operation of our services. The forgoing could potentially cause harm to our reputation, loss of customers, negative publicity, or exposure to liability claims or government investigations or actions.
We depend on our ability to use services, products, data, infrastructure and solutions provided by third parties to maintain and grow our businesses.
We rely on certain third parties to provide services, products data, infrastructure and solutions (collectively, “Inputs”) critical to our services, including our Hubzu real estate marketing, Equator, Field Services, credit reporting, NestRange, RentRange, TrelixAI and Vendorly. The failure of such third parties to provide or make available the Inputs in accordance with applicable requirements could negatively impact our ability to provide our services or perform transactions and to meet our obligations. In addition, these third parties could cease providing or reduce the availability, type, details or other aspects of the Inputs, and change the pricing, performance or functionality of the Inputs. If such Inputs become unavailable or too expensive, and we are unable to obtain suitable alternatives and efficiently and effectively integrate these alternatives into our services or infrastructure, we could experience service disruptions, increased costs and reduced quality of our services.
We also provide certain third-party services for resale or distribution to our clients. The third-party providers of such services could seek to compete with us by offering the same services directly to our clients. If we are not able to provide substitute services on competitive pricing to our clients, our sales, profits, ability to resell or distribute, or compete with such offerings could be negatively impacted.

We may not successfully prevent or detect fraudulent activity which could harm our services, clients, third parties, reputation, and our results of operations.
Our provision of certain services in connection with real estate-related transactions relies upon information provided by employees and third parties, including our vendors, and upon certain technology systems. The provisions of such services could be negatively impacted by fraudulent or incorrect information provided by employees or third parties. Vulnerabilities in technology systems and controls on which we rely to provide certain services could permit employees or third parties to introduce fraudulent information into those systems or otherwise compromise those systems or applicable controls, impacting our ability to provide services without error, negatively impacting, us, our clients and third parties.
Employees and third parties have, in the past, engaged in fraudulent activity and may attempt to do so in the future. This activity may result in, among others, transferring funds to fraudulent actors, paying for services which were not performed or failed to meet applicable requirements, disbursing construction funds when applicable conditions have not been satisfied, selling real estate for below market values, issuing title insurance based on fraudulent ownership documentation, underwriting mortgage applications based on fraudulent information, and insuring fraudulent mortgages. Persistent and pervasive fraudulent activity may harm our client relationships and our reputation and could result in financial loss, thereby adversely affecting our business and results of operations.
Our databases contain our proprietary information, the proprietary information of third parties, and personal information about our customers, consumers, vendors and employees. Unauthorized disclosure, access or processing of such information, whether due to a cybersecurity incident, human error or other vulnerabilities, or our failure to comply with applicable information management requirements, privacy laws, or notification obligations, could result in adverse publicity, loss of trust, investigations, regulatory fines, government enforcement actions, private litigation, claims from third parties, and significant financial and operational costs.
As part of our business, we collect, store, process, transfer and dispose in tangible and electronic forms customer, consumer, vendor and employee personal information (“PI”). We and our vendors rely on processes that are intended to provide necessary notices, processes and controls regarding the collection, access, storage, processing and destruction of PI, and to permit subjects to exercise their legal rights concerning their PI in our possession. If those notices, processes or controls are not sufficient, or our processes or controls experience an error or other disruption, we or our vendors may fail to comply with applicable requirements concerning PI. In addition, we rely on the security of our facilities, networks, databases, systems, processes and controls, and, in certain circumstances, third parties, such as vendors, to protect PI. If such facilities, networks, databases, systems, processes and controls, or those of our customers or vendors, are not effective, are outdated or compromised, or do not exist, or if we, our customers or vendors fail to detect or respond to attacks or intrusions, unauthorized parties may gain access to our networks or databases or information, or those of our customers or vendors with which we interconnect or share information, and they may be able to steal, publish, delete, or modify PI. In addition, employees may intentionally or inadvertently process PI in an unauthorized manner or cause data or security breaches that result in unauthorized release of such PI. Further, our efforts to process, delete or destroy PI may not be consistent with our disclosed policies or may not be successful, resulting in the theft or unintentional disclosure of PI, including when disposing of media on which PI may be stored. In such circumstances, our business could be harmed, and we could be liable to our customers, employees or vendors, or to regulators, consumers or other parties, as well as be subject to disclosure or notification requirements, and regulatory or other actions for breaching applicable laws, failing to make or provide required disclosures or notifications, or failing to adequately protect such information. This could result in costly investigations and litigation, civil or criminal penalties, large scale remediation requirements, operational changes or other response measures, significant penalties, fines, settlements, costs, consent orders, loss of consumer confidence in our security measures and negative publicity.
Our business continuity and disaster recovery plans may not adequately address potential impacts from business interruptions or pandemics, which could result in operational disruptions, financial losses, or regulatory compliance issues.
Our business continuity and disaster recovery plans and other adjustments to business may not be sufficient to anticipate impacts of, or address or adequately recover from, business interruptions or a pandemic, or may not be maintained, updated and implemented on a timely or error free basis in response to business interruptions or a pandemic, resulting in negative operational impacts and errors.
The insurance underwriting loss limitation methods we used may not be effective or sufficient.
Altisource, through its subsidiary Association of Certified Mortgage Originators Risk Retention Group, Inc., provided certified loan insurance to its customers. Altisource reduces a portion of its risk of insurance loss through third-party reinsurance. The incidence and severity of claims against insurance policies are inherently unpredictable. Although we attempted to manage our exposure to insurance underwriting risk through the use of disciplined underwriting controls and the purchase of third-party reinsurance, we maintain first loss exposure and the frequency and severity of claims could be greater than contemplated in our pricing and risk management methods and our controls and mitigation efforts may not be effective or sufficient.
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
Under certain of our material agreements a change of control would be deemed to occur if, among other things, a “group” (as that term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) is formed by shareholders holding beneficial ownership of a defined percentage of the combined voting power or economic interest of our capital stock. The Rithm Brokerage Agreement contains such a provision, and we may enter into material agreements in the future that contain similar provisions. The formation of a “group” could occur without the involvement of or input by us, and we are not in a position to prevent such an event from occurring. Such a change of control could constitute a termination event or an event of default under these agreements which could negatively impact us.
Risks Related to Our Industry
Changes in economic and market conditions that reduce residential real estate sales, values or mortgage origination volumes could negatively impact demand for our services.
Economic or market fluctuations such as a decrease in sales, sales prices or values of residential properties or origination volumes or an increase in sales transaction timelines could reduce the demand for certain of our services related to marketing and real estate sale transactions, including services ancillary to such transactions, such as closing services and title insurance services. Typically, the volume of residential property sales decline and transaction timelines increase as residential mortgage interest rates increase, financing options and availability for borrowers decline or consumer confidence falls. A reduction in the volume of real estate transactions or the sales price of real estate could negatively impact our residential real estate brokerage and auction businesses which earn commission fees generally set as a percentage based on the property sale price. Demand for services from other businesses, such as mortgage origination, valuation, title and closing, may also decline as a result of a reduction in real estate transaction volumes including from increasing residential real estate values or mortgage interest rates. Residential real estate value appreciation typically increases equity in borrowers’ homes providing borrowers with more options to avoid foreclosure and, therefore, reducing foreclosure auction and REO referrals and ancillary services such as closing and title insurance services.
Economic or market fluctuations that reduce the volume or value of residential mortgage origination or refinancings could decrease the demand for our mortgage origination and mortgage insurance related services, including those provided to members of the Lenders One mortgage cooperative. An increase in residential mortgage interest rates or a decline in financing availability for borrowers, potentially due to an inflationary environment or government actions, could reduce demand for these services. Rising residential real estate values could also reduce the number of sale transactions, leading to a decrease in new mortgage origination.
A reduction in residential mortgage delinquencies, defaults or foreclosures, and REO volume in the United States can negatively affect demand for certain of our services.
We provide certain services to residential mortgage servicers and subservicers, as well as government sponsored entities, federal agencies and others, to protect, preserve, manage and potentially dispose of properties securing residential mortgage loans, when such loans become delinquent, default, undergo foreclosure or become REO assets. Rates of residential mortgage delinquencies, defaults and foreclosures, and REO volume can be negatively impacted by numerous factors, such as strengthening economic conditions, increasing housing equity from rising home values, decreasing residential mortgage interest rates, reductions in the number of residential mortgages outstanding, reductions in homeownership levels or governmental or servicer action. National servicing standards, federal and state government scrutiny and regulation, requirements specifying loan loss mitigation, modification and foreclosure procedures, rules instituted by governmental authorities, GSEs, servicers or investors preventing actions related to loan delinquencies and foreclosures, including moratoriums on foreclosures and mortgage payment forbearance plans, may also reduce the number of mortgage loans entering the foreclosure process or suspend pending foreclosure and eviction actions. Such conditions could negatively impact demand for our default services. Reductions in the rates of residential mortgage delinquencies, defaults, foreclosures and REO volume would likely reduce demand for our services related to non-judicial foreclosures, inspecting, maintaining, valuing, marketing and selling such assets.
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
We may fail to adapt our services to changes in technology or in the marketplace related to mortgage servicing or origination, changing requirements of governmental authorities, GSEs and customers. Customers may seek to reduce the number of their service providers.
The markets for our services are characterized by constant technological and other changes, frequent introduction of new services by competitors, and evolving industry standards and government regulations. We are currently in the process of, and from time to time will be, developing and introducing new services and technologies and improving existing services and technologies. Our future success will depend on completing these efforts, enhancing our services and technologies, and developing new services that address changes in technology, competing services, applicable marketplaces, or customer needs. These efforts carry risks, including of cost overruns, delays, lack of market acceptance, and performance shortfalls. There is no assurance that we will successfully develop, enhance, market, sell, or implement new or improved technologies or services.
Customers may also reduce the number of service providers employed through vendor consolidation, insourcing, or other means, which could decrease demand for our services and impact pricing control.
Changes that reduce or limit the use of online default real estate auctions or otherwise reduce the volume or rate of success of such auctions can negatively impact our auction marketplace, real estate brokerage and related default services.
Governmental, GSE, servicer or investor actions or action by others that restrict online real estate auctions (foreclosure and REO), reduce the permissible fees or direct the use of auction providers other than us, could negatively impact demand for our auction marketplace, real estate brokerage and related services, revenues we receive related to such real estate auctions and impact our ability to meet certain contractual performance metrics. If we fail to satisfy applicable performance metrics or perform in a manner satisfactory to our customers, such customers may reduce the services they acquire from us or otherwise terminate us as a provider.
Changes that reduce the frequency or alter or eliminate requirements to use default or origination services of the type we provide may reduce the volume of sales of our services.
Industry or regulatory changes related to servicing residential mortgages which are delinquent, in default or in foreclosure, or related to residential mortgage loan origination requirements, could reduce the frequency and volume of orders for our services. Any reduction in frequency or volume of providing services would have a negative impact on our cash flow and financial condition.
Developments that impact residential foreclosures or the supply, sale price or sale of REO could negatively affect demand for certain of our default-related services and impact our ability to meet certain contractual performance metrics.
A reduction in residential foreclosures or the supply or sale of REO in the United States could reduce the demand for services, including foreclosure trustee, foreclosure auction, REO asset management, REO property inspection and preservation, real estate brokerage, real estate auction and marketing services, as well as sales of REO, especially in cases where more loans are resolved prior to foreclosure or sold at foreclosure auctions, and therefore do not convert to REO. The reduced supply of REO or sales of REO could also impact our ability to meet certain contractually required service metrics, including those metrics tied to satisfying certain conversion percentage requirements as the size of the applicable population declines and the population of REO that remains is often the most difficult to sell. Reduced volumes may make it more difficult to provide services in an economic manner, undermine beneficial efficiencies, and increase risks and costs of securing vendors to provide services on a smaller scale.

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
Changes to compensation paid in connection with residential property transactions could negatively impact us.
Changes to residential real estate brokerage commission structures or compensation paid in connection with residential real estate transactions, such as auction fees or buyers’ premiums, which reduce compensation for services or limit commission sharing or cooperative commissions among brokerages or brokers could negatively impact the commissions we receive and certain contractual arrangements. Changes to fees paid permitted or paid in connection with foreclosure or REO sales or auctions could negatively impact our revenue.
Risks Related to Our Growth Strategy
Sales from our awarded business or pipeline may not occur or may take longer than anticipated to develop, which could result in lower-than-expected revenue and impact our financial performance.
As part of our business and financial planning, we make assumptions about the quantity and timing of services that our customers and prospective customers will order from us. In many instances, however, our customers may not be obligated to acquire our services or may only be obligated to acquire our services to the extent they can make use of them. Our anticipated sales volume may not materialize if customers or prospective customers choose other service providers, or if economic, industry, or company-specific conditions reduce their demand for services or fees paid for the services. For example, economic conditions, restrictions imposed by governmental authorities, GSEs, servicers or investors, or the sale, consolidation or failure of current or potential customers may negatively impact the quantity or timing of customer demand for our services despite existing agreements. Customers may also reduce the quantity or mix of services acquired from us versus other providers. Even in cases where our customer contracts require minimum purchases, we may be unable or decide not to enforce or collect the contractual minimums.
Business expansion involves potential risks and uncertainties.
Efforts to enter new business sectors or expand beyond our core services may not achieve anticipated benefits, may take longer or be more costly than expected. This could negatively impact our financial results, reputation and growth prospects. We may not accurately identify market needs. New services may not function as intended or achieve market adoption or commercial success. Financial obligations in the Rithm Brokerage Agreement and restrictions in our loan agreements may limit funding for new initiatives.
Newly-developed businesses, services or initiatives may have lower or negative margins. Growth related investments may increase operating cash requirements, increase costs and reduce margins in the short term or over longer periods. We may not recoup our investments or achieve anticipated financial returns, potentially limiting opportunities to pursue other investments.
Acquisitions to accelerate growth initiatives involve potential risks.
Historically, our strategy has included the acquisition of complementary businesses from time to time. In the future, we may consider acquisitions or mergers to complement our business or to access to new markets. However, our ability to pursue acquisitions depends on access to sufficient capital (equity or debt) to fund the acquisition and subsequent integration. Financial obligations in the Rithm Brokerage Agreement and restrictions in our loan agreements may limit our ability to undertake acquisitions or to secure adequate capital on acceptable terms to fund acquisitions.
Acquisitions carry risks, including risks of operational disruptions, which could negatively impact relationships with customers, suppliers, and employees. As a Luxembourg-domiciled company, acquisitions may require immediate or significant changes post-closing to the acquired business, increasing the complexity of acquisitions. Acquisitions may also increase amortization expenses related to intangible assets, reducing profitability.
Failure to properly and timely integrate acquired businesses may prevent us from realizing expected value and may reduce revenue or earnings anticipated as a result of the acquisition.

Risks Related to Human Capital
A majority of our employees and contractors work from locations other than in our facilities (“Remote Work Environment”), which could negatively impact our control environment or productivity and create additional risks for our business, including increasing our risk for cybersecurity breaches or failures.
A majority of our workforce works from a Remote Work Environment. We may incur significant costs associated with the Remote Work Environment and we may not be able to increase our fees to cover the additional costs. Employing a Remote Work Environment could decrease workforce productivity, including due to a lower level of oversight, supervision or monitoring, increased distractions, impediments to real-time communication or other challenges to effective collaboration, use of slower residential internet connections, the instability, inadequacy or unavailability of our network, unstable electrical services or unreliable internet access. We also may face increased data privacy and security risks resulting from the use of non-Altisource networks to access and process information and to provide services.
Additional risks to our systems and data, as well as customer, vendor and borrower data, include increased phishing activities targeting our workforce, vendors and counterparties in transactions, and potential attacks on our systems or systems of our remote workforce. A Remote Work Environment could also negatively impact certain controls, such as our financial reporting systems, internal control over financial reporting, disclosures and procedures, as well as controls designed to detect or prevent misconduct.
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
We rely on vendors to provide goods and services in relation to many aspects of our operations, including field services and renovation providers, data providers, and certain providers of web-based services or software as services. Our dependence on these vendors makes our operations vulnerable to the unavailability of such vendors, the pricing and quality of services and products offered by such vendors, solvency of those vendors, deficiencies and failures of technology, security and business continuity and disaster recovery plans and efforts of such vendors, and such vendors’ failure to perform adequately under our agreements with them. In addition, where a vendor provides services or products that we are required to provide under a contract with a customer, we are generally responsible for such performance and could be held accountable by the customer for any failure of performance by our vendors or related defects. If our vendor sourcing efforts are not effective or if we are otherwise not able to secure an appropriate supply and quality of vendors, services or supplies, if vendors are unable to hire or retain employees or acquire supplies, or are prohibited or prevented from performing the services or providing the products for which we contract, including as the result of restrictions imposed by state or local governments or health departments, we may be unable to provide services or compliant services, or our services may become more expensive. If our vendor oversight activities are ineffective, if a vendor fails to provide the services or products that we require or expect, or fails to meet contractual requirements, such as service levels or compliance with applicable laws, or if a vendor engages in misconduct, the failure or misconduct could negatively impact our business by adversely affecting our ability to serve our customers or by subjecting us to litigation and regulatory risk for ineffective vendor oversight. Furthermore, the failure to obtain services or products at anticipated pricing could impact our cost structure and the prices of our services and we may not be able to increase our fees to cover the additional costs. In addition, Altisource may be contractually required by its customers or by applicable regulations to oversee its vendors and document procedures performed to demonstrate that oversight. If we fail to meet such customer or regulatory requirements, or we face difficulties managing our relationships with vendors, we may lose customers or may no longer be granted referrals for certain services or could be subject to adverse regulatory action.
We make extensive use of contractors in certain of our lines of business. If we are required to reclassify contractors as employees, we may incur fines and penalties and additional costs and taxes.
A significant number of contractors provide services in our operations for which we do not pay or withhold any federal, state or local employment tax or provide employee benefits. These contractors may be retained by us or retained by vendors providing services to us. There can be no assurance that we are or will be in compliance the various tests used in determining whether an individual is an employee or a contractor, or that legislative, judicial or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change, or at least challenge, the classification of our contractors. Authorities may determine that we or our vendors have misclassified contractors for employment tax or other purposes and, as a result, seek additional taxes from us, require us to pay certain compensation or benefits to wrongly classified employees, or attempt to impose fines or penalties. In addition, our contractor, and contractors and employees of our vendors may assert claims that they are our employees and seek to recover compensation, benefits, damages and penalties from us. If we are required to pay employer taxes, pay backup withholding compensation, benefits, damages or penalties with respect to or on behalf of our contractors or contractors or employees of our vendors, our costs would increase and we would be financially harmed.
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
Attracting, motivating, and retaining skilled employees could prove difficult.
Our business is labor intensive and places significant importance on our ability to recruit, engage, train and retain skilled employees. Additionally, demand for qualified employees with experience in certain businesses or technologies may exceed available supply. Our ability to recruit and train employees is critical to achieving our growth objective. Further, some of our business operations require recruiting and retaining employees with certain professional licenses, particularly in the United States. An increase in demand for professionals licensed to work in our origination, real estate brokerage and auction, and default business, and significant turnover in those areas, may negatively impact our ability to attract and retain such professionals. We face inflationary wage pressures which may continue for an extended period. We may continue to encounter significant challenges in attracting and retaining employees as needed to satisfy demand or growth expectations for our services, or to be able to limit compensation related costs to make operations economically viable. We may not be able to attract or retain skilled employees. We may face an increase in wages or other costs of attracting, training or retaining skilled employees. In addition, attrition of current employees may negatively impact our ability to provide services of a quality or volume that satisfies applicable contractual obligations or supports our planned growth or expansion of services.
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
Furthermore, the practice of utilizing labor based in foreign countries has at times come under increased scrutiny in the United States. Governmental authorities could seek to impose financial costs or restrictions on foreign companies providing services to customers in the United States. Governmental authorities may attempt to prohibit or otherwise discourage our United States-based customers from sourcing services from foreign companies. Some of our customers may require us to use labor based in the United States or cease doing business with Altisource. To the extent that we are required to use labor based in the United States, we may not be able to pass on the increased costs of higher-priced United States-based labor to our customers.

Risks Related to Our Common Stock
We may never pay cash dividends on our common stock so any returns would be limited to the potential appreciation of our stock.
We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate we will declare or pay any cash dividends for the foreseeable future. In addition, the terms of applicable debt agreements may preclude us from paying dividends. Any return to stockholders could therefore, be limited to potential stock appreciation.
Our smaller market capitalization could increase the volatility, and limit investors in and analyst coverage, of our stock.
As a company with a relatively small market capitalization, our stock may be subject to increased volatility compared to larger, more established companies. Small-cap stocks can experience greater price fluctuations due to lower trading volumes, which may result in limited liquidity for shareholders. This volatility may make it more difficult for investors to buy or sell shares at favorable prices. Additionally, our market capitalization may make it harder to access capital through public markets or secure favorable financing terms. Furthermore, the limited liquidity and volatility of our stock may restrict certain institutional investors, such as mutual funds or pension funds, from investing, as they may have policies that exclude smaller-cap companies.
Moreover, as a small-cap company, we may not receive the same level of analyst coverage as larger firms, which can lead to a lack of publicly available information about our performance, prospects, and financial health. This lack of visibility     may make it more difficult for investors to make informed decisions about our stock. As a result, potential investors should be aware that investing in small-cap companies involves heightened risks, including the possibility of significant losses, limited investor participation, and limited access to research and analysis.
Owners of our securities could be diluted.
Issuing new shares of common stock or other securities could dilute the economic and voting interests of current shareholders. We have 250 million authorized shares of common stock, approximately 87.6 million of which were outstanding as of March 25, 2025. The unissued shares are available for future issuance by our Board of Directors. Our Board of Directors has the authority to issue shares without requiring shareholder approval and may, under certain circumstances, limit or cancel the preferential subscription rights of shareholders. If the Board exercises this authority, shareholders may not have the opportunity to participate in future issuances on a pro rata basis and could have their economic and voting interests diluted.
In addition, on February 4, 2025, we announced the proposed issuance under Luxembourg law of transferable Stakeholder Warrants to purchase, subject to certain conditions, up to approximately 114.5 million shares of common stock for $1.20 per share. In addition, as of March 25, 2025, we had approximately 7.4 million RSUs outstanding. Outstanding warrants and RSUs entitle the holders thereof to receive shares of our common stock upon the exercise of the warrants or the vesting of RSUs. If the Stakeholder Warrants are exercised and/or the outstanding RSUs vest, a significant number of additional shares of common stock will be issued, which could adversely impact the trading price of our common stock and would further dilute the economic and voting interests of existing shareholders. Similarly, any future equity grants to employees, executives, or directors under the Equity Plan, or issuance of additional warrants, if exercised, would increase the number of outstanding shares, further diluting the ownership percentage of existing shareholders.
The market price and trading volume of our stock may be volatile.
The recent Transactions, including the issuance of the Debt Exchange Shares and the proposed issuance of Stakeholder Warrants could result in increased volatility in the price and trading volume of our common stock.
It is expected that the Lock-Up on the Debt Exchange Shares will expire on September 17, 2025. The potential for large-scale resales of the Debt Exchange Shares in the public market, or the perception that such sales could occur, may contribute to significant fluctuations in the trading volume and trading price of our common stock. Volatility in our stock could negatively affect investor confidence and impair our ability to raise additional capital in future equity financings.
Additionally, the existence of the Stakeholder Warrants may further affect trading patterns and market price dynamics. If the VWAP Condition is satisfied and the market price of our common stock exceeds the Implied Per Share Exercise Price of the Stakeholder Warrants, a substantial number of shares could be issued upon exercise of the Stakeholder Warrants. The potential for such issuances could create an overhang on our stock, adversely affecting trading volume and market price.

We may take advantage of specified reduced disclosure requirements applicable to a “smaller reporting company” or a “non-accelerated filer” under Regulation S-K, and the information that we provide to stockholders may be different than they might receive from other public companies.
We are a “smaller reporting company,” as defined under Item 10(f)(1) of Regulation S-K. As such, we intend to take advantage of reduced disclosure and other requirements applicable to smaller reporting companies, including scaled disclosure requirements, simplified executive compensation disclosures, and certain other reduced disclosure obligations in our SEC filings.
Because of our status, as a “non-accelerated filer” under SEC rules we are not required to comply with Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires an independent registered public accounting firm to provide an attestation report on management’s assessment of the Company’s internal control over financial reporting.
We intend to utilize these allowances until we no longer qualify as a smaller reporting company or are no longer a “non-accelerated filer”, as applicable. Therefore, the information we provide stockholders may differ from that provided by other public companies which are not smaller reporting companies. If some investors find our shares less attractive as a result, our stock could experience reduced trading activity and increased volatility in the market price.
We are not currently eligible to file new short form registration statements on Form S-3 for the primary offering of securities, except in limited circumstances. As a result, our ability to raise capital on favorable terms or at all may be impaired.
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
We registered the sale of $100,000,000 of common stock and warrants on Form S-3 on December 12, 2022 (the “Form S-3”), of which $62.5 million remains available as of the date of the filing of this Form 10-K. However, our public float was less than $75.0 million as of the date of filing of this Annual Report on Form 10-K. As a result, under General Instruction I.B.6 to Form S-3, the amount of funds we can raise through primary public offerings of securities, in any 12-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of our common stock held by our non-affiliates. We are subject to this limitation until such time as our public float exceeds $75.0 million. If we are required to file a new registration statement on another form, we may incur additional costs and be subject to delays due to review by the SEC. As of March 25, 2025, our public float (i.e., the aggregate market value of our outstanding equity securities held by non-affiliates) was approximately $62.5 million, based on 54.3 million shares of outstanding common stock held by non-affiliates and on the closing price of $1.15 per share of our common stock on February 13, 2025 (a date within 60 days of the date hereof), as calculated in accordance with General Instruction I.B.6 of Form S-3. In accordance with General Instruction I.B.6 of Form S-3, we can only sell $20.8 million (one-third of our public float) of common stock and warrants pursuant to the Form S-3 in a 12-month period, and that amount will not increase unless the market value of the shares of our common stock held by our non-affiliates increases.
Volatility in the trading price of our common stock or other securities could result in litigation.
In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and divert management’s attention adversely affecting profitability and reputation.
We may be delisted from Nasdaq, which could negatively impact the value of our common stock and our business.
On December 19, 2024, the Company received a letter (the “Bid Price Notice”) from The Nasdaq Stock Market (“Nasdaq”) notifying the Company that, because the closing bid price for its common stock has been below $1.00 per share for 30 consecutive business days, it no longer complies with the minimum bid price requirement for continued listing on The Nasdaq Global Select Market. Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Rule”), and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Rule exists if the deficiency continues for a period of 30 consecutive business days. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial compliance period of 180 calendar days, or until June 17, 2025, to regain compliance with the Minimum Bid Price Rule. The Bid Price Notice states that the Nasdaq staff will provide written confirmation that the Company has achieved compliance with the Minimum Bid Price Rule if at any time before June 17, 2025, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of ten consecutive business days.
In the event the Company is not in compliance with the Minimum Bid Price Rule by June 17, 2025, the Company may be afforded a second 180 calendar day grace period. To qualify, the Company must submit an application to transfer the listing of its common stock to the Nasdaq Capital Market, which requires the Company to meet the continued listing requirement for the market value of publicly held shares (“MVPHS”) and all other initial listing standards for the Nasdaq Capital Market, other than the Minimum Bid Price Rule. There is no assurance that the Company will be able to meet the Nasdaq Capital Market continued listing requirements with respect to MVPHS or all other Nasdaq Capital Market initial listing requirements if it does not regain compliance with the Minimum Bid Price Rule before June 17, 2025.
If necessary, the Company intends to conduct a reverse stock split in an effort to regain compliance with the Minimum Bid Price Rule. While a reverse stock split could help the Company regain compliance with the Minimum Bid Price Rule, it carries several risks. Reverse stock splits can be perceived negatively by the market, potentially leading to a decline in the price of our common stock and the Warrants. Additionally, a reverse stock split reduces the number of shares outstanding, which may decrease the trading volume and liquidity of our common stock. There is no assurance that a reverse stock split would result in an initially higher or sustained higher price for our common stock, and the price of our common stock could decline again, leading to further non-compliance with listing standards.
If we fail to regain compliance with the Minimum Bid Price Rule by June 17, 2025 and we are unable to meet the requirements to transfer the listing of our common stock to the Nasdaq Capital Market, our common stock (and the Warrants, to the extent they are listed on Nasdaq) will likely be delisted from Nasdaq, which could significantly reduce the liquidity and marketability of our common stock (and the Warrants, to the extent they are listed on Nasdaq). A delisting could result in increased volatility, reduced market interest, and difficulty in attracting institutional shareholders and investors who are restricted from investing in stocks not listed on a major securities exchange. Additionally, delisting may adversely impact employee retention and recruitment, our ability to raise capital, and our relationships with customers and business partners.
Risks Related to Shareholder Structure and Governance
We could have conflicts of interest with certain shareholders, lenders, members of management and our Board of Directors. These conflicts may be resolved in a manner adverse to us.
Significant shareholders, management and members of the Board of Directors may have direct or beneficial ownership interests in certain of our clients or vendors.
These relationships and interests could create, or appear to create, conflicts of interest in matters involving or affecting us and our business dealings with certain of our clients or vendors, or with our lenders.
As a result of the Transactions, the Lenders received approximately 63.5% of our outstanding common stock. The individual and collective interests and objectives of the lenders under our New Facility who are also our shareholders (collectively, the “Lender Shareholders”) may not align or may conflict with those of our other shareholders. Lender Shareholders may, as shareholders or lenders, take actions or support decisions that prioritize debt recovery over equity appreciation, pursue strategies that prioritize short-term liquidity at the expense of long-term growth, or resist initiatives requiring additional capital investment that could dilute their ownership or delay repaying of the debt.
The Lender Shareholders may exert significant influence over the composition of our Board of Directors, operational decisions, and key business initiatives, which do not align with the interests of non-debt-holding shareholders. In particular, two Lender Shareholders (one of whom beneficially owns approximately 22.6% of our common stock) each have a one-time right to nominate one member of our Board of Directors at our next meeting of shareholders at which directors will be elected.
Lender Shareholders may seek to implement governance or leadership changes that could create uncertainty or disruption to our business operations. The Lender Shareholders, who in the aggregate control a majority of the shares of common stock, could create governance challenges and increase the risk of conflicts in decision-making, particularly in areas such as corporate strategy, capital allocation, and management oversight.
There can be no assurance that the interests of Lender Shareholders will align with the long-term interests of the Company or all of its other stakeholders. Potential conflicts between the Lender Shareholders and non-debt-holding shareholders could complicate decision-making and negatively impact our operations. Non-debt-holding shareholders may have limited ability to influence the direction or governance of the company.

There is no assurance that we will be able to implement or maintain measures to manage these potential conflicts effectively. Even if such measures are in place, they may not fully mitigate all conflicts of interest, and any resolution could be less favorable to us than if we were dealing with unrelated third parties.
Risks Related to Financing, Our Indebtedness and Capital Structure
If we are unable to generate sufficient cash flow or access the capital markets or our borrowing capacity is reduced, our liquidity and competitive position would be negatively affected.
An extended period of reduced demand for all or certain of our services would negatively impact our cash flow such that we may need to use unrestricted cash to satisfy our obligations, which would reduce our cash balance negatively impacting our liquidity.
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
Our level of debt and the variable interest rate on our New Facility and the Super Senior Facility make us sensitive to the effects of our financial performance and interest rate increases; our level of debt and provisions of the New Facility and the Super Senior Facility could limit our ability to react to changes in the economy or our industry.
Our term loans under the New Facility and Super Senior Facility exposes us to potential risks because a portion of our cash flows from operations and current cash on the balance sheet is dedicated to servicing our debt and is not available for other purposes. The term loans under the New Facility and the Super Senior Facility are secured by virtually all of our assets.
Our ability to raise additional debt is limited, and in many circumstances, is subject to lender approval and could require modifications to certain loan agreements. The provisions of the New Facility and the Super Senior Facility could have other negative consequences to us, including the following:
•limiting our ability to borrow money for our working capital, capital expenditures, debt service requirements, or other general corporate purposes;
•limiting our flexibility in planning for, or reacting to, changes in our operations, business, or the industry in which we compete;
•if we have Excess Cash Flow, requiring us to prepay the debt by the lesser of (a) 75% of the Excess Cash Flow and (b) the amount that would leave the Company with no less than $30 million of total cash on the balance sheet to prepay outstanding debt, beginning with the fiscal year ending December 31, 2025;
•to the extent we receive proceeds from the exercise of the Cash Exercise Stakeholder Warrants, requiring us to use 95% of the proceeds to prepay debt; and
•placing us at a competitive disadvantage by limiting our ability to invest in our business.
Our ability to make payments on our indebtedness depends on our ability to generate cash in the future. As a result of the low default, foreclosure and REO levels, and declining origination volumes in the recent rising interest rate environment, our cash flows were and remain severely impacted. There can be no assurance that we will be able to achieve historical levels of revenues and cash flows (adjusted for businesses sold or discontinued). If we do not generate sufficient cash flows and do not have sufficient cash on hand to meet our debt service and working capital requirements, we may need to seek additional financing, raise equity, or sell assets, and our ability to take these actions may be limited by the terms of the New Facility and the Super Senior Facility or the market.
In addition, the New Facility and the Super Senior Facility contain covenants that limit our flexibility in planning for, or reacting to, changes in our business and our industry, including limitations on incurring additional indebtedness, making investments, adding new lines of service, disposing or selling of assets or equity, granting liens, and merging or consolidating with other companies. Complying with these covenants may impair our ability to finance our future operations or capital needs or to engage in other favorable business activities.
Our failure to comply with the covenants or terms contained in the New Facility or the Super Senior Facility, including as a result of events beyond our control, could result in an event of default.
The New Facility and the Super Senior Facility require us to comply with various operational, reporting and other covenants or terms including, among other things, limiting us from engaging in certain types of transactions. If we do not have appropriate controls, or the controls we implement fail or are not effective, we could experience an event of default. If we experience an event of default that is not cured or waived, it could result in the debt being called and immediately due and payable in full. Our assets or cash flows may not be sufficient to fully repay the accelerated debt and we may not be able to refinance or restructure the payments on such debt, which could lead to a going concern uncertainty, which in turn could provide certain of our customers the ability to terminate our agreements. An event of default would allow the holders of the defaulted debt to cause all amounts outstanding with respect to that debt to be immediately due and payable and permit the lenders to execute on applicable security interests.
We may be unable to repay or refinance the balance of our loans under the New Facility or the Super Senior Facility upon maturity, particularly if cash from operations fails to improve, assets are not readily available for sale, or we are unable to refinance on favorable terms or at all.
The New Facility requires us to repay the outstanding balance by April 30, 2030. The Super Senior Facility requires us to repay the outstanding balance by February 19, 2029.
The New Facility and the Super Senior Facility impose restrictions on our ability to incur additional indebtedness or refinancing.
There can be no assurance that our cash from operations, cash balances, or other assets readily available for sale will be sufficient to meet our debt obligations. If we are unable to generate sufficient cash flow or refinance our debt under favorable terms, we may be required to sell assets, raise equity, or seek alternative financing. There can be no assurance that such actions will be available to us, or that we will be able to refinance the remaining debt on acceptable terms or at all.
We may not be able to refinance our then-existing indebtedness when it becomes due or obtain alternative financing on terms that are acceptable to us or at all. If we refinance our then-existing debt, the refinancing could be on less favorable terms which would further limit our ability to finance and operate our business.
We could be forced to sell assets or reduce costs under unfavorable circumstances to make up for any shortfall in our payment obligations. We may be unable to sell assets or reduce costs quickly enough or for sufficient consideration to enable us to meet our obligations. Failure to meet our debt service obligations would result in an event of default under our loan agreements which, if not cured or waived, could result in the holders of the defaulted debt causing all outstanding amounts with respect to that debt to be immediately due and payable and permit lenders to execute applicable security interests. If we were to default on our debt, our lenders could take action adverse to our interests under the loan agreements, including seeking to take possession of applicable collateral, negatively impacting our future operations or ability to engage in other favorable business activities. Additionally, a default could trigger termination events under certain of our client or vendor agreements, including the Rithm Brokerage Agreement with Rithm, which could negatively impact our revenue, cash flow, or ability to provide services. If we are unable to agree upon a resolution with our lenders, we might seek applicable legal protections, including under bankruptcy law, which could further provide certain of our customers or vendors the ability to terminate our agreements.
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
We hold our cash and cash equivalents, including customer deposits held in escrow accounts pending completion of certain real estate activities, at various financial institutions. These cash balances expose us to purposeful misappropriation of cash by employees or others and unintentional mistakes resulting in a loss of cash which may not be recoverable. Cash may be invested in certain securities or products which could lose value. Cash deposits could exceed amounts insured by the Federal Deposit Insurance Corporation or other applicable depository insurers.
Amounts that are held in escrow accounts for limited periods of time are not included in the accompanying consolidated balance sheets. We may become liable for funds owed to third parties as a result of purposeful misappropriation of cash by employees or others, unintentional mistakes or the failure of one or more of these financial institutions. There is no guarantee we would recover the funds deposited, whether through depository insurer coverage, private insurance or otherwise.
Fluctuations in currency exchange rates could expose us to losses.
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
Risks Relating to Luxembourg Organization and Ownership of Our Shares
We are a Luxembourg company. The rights of shareholders under Luxembourg law may differ in certain respects from the rights afforded to shareholders of companies organized under laws in other jurisdictions. Luxembourg may also impose additional limitations and requirements on company actions which may limit our ability to manage the company and respond to market conditions.
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
As a Luxembourg company, we face legal requirements and limitations on company governance and actions which may negatively impact our ability to manage the company and respond to market conditions.
Our corporate governance and activities are subject to Luxembourg’s legal and regulatory framework. Certain legal limitations and regulatory requirements may impose constraints on how we operate and actions which we may undertake. These may include, but are not limited to, restrictions related to corporate governance, financial reporting, tax obligations, and compliance with European Union directives and regulations.
Luxembourg law imposes specific requirements regarding the structure and governance of companies which could limit flexibility in decision-making or lead to increased operational complexity.
Additionally, Luxembourg has a rigorous legal framework concerning anti-money laundering (AML) and counter-terrorism financing (CTF) regulations. Compliance with this framework can impose significant burdens on our corporate action and require significant expenditure of resources. Non-compliance with these laws could result in legal penalties, reputational damage, or restrictions on doing business in certain sectors or regions.

Changes to Luxembourg’s legal environment or an interpretation of laws in a manner unfavorable to our operations, the company could face increased legal and operational risks, higher compliance costs, or limitations on business activities, which may adversely impact our financial results, strategic objectives, and growth prospects.
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
Changes in trade policies, including tariffs, taxes or restrictions on foreign service providers, could adversely affect our business.
As a Luxembourg-based company providing services primarily to customers located in the United States, we are subject to risks related to changes in trade, tax and tariff policies of the United States or the European Union. Tariffs, trade restrictions, or other protectionist measures affecting us as a non-United States domiciled service provider or owner of intellectual property, our ability to contract with clients or our transfer pricing structure could negatively impact our operations and financial performance. Additionally, new or increased tariffs, cross-border taxation, or regulatory burdens on foreign businesses operating in the United States could increase our costs, reduce our competitiveness, or limit our ability to expand our operations. We may not be able to increase our prices to cover our increases in costs.
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
Regulatory inquiries or determinations of failures to comply with applicable requirements could increase our costs and expose us to sanctions which could include limitations on our ability to provide services or otherwise reduce demand for our services. Furthermore, even if we believe we comply with applicable laws and regulations, we may choose to settle such allegations to avoid the potentially significant costs of defending such allegations and to further avoid the risk of increased damages if we ultimately were to receive an unfavorable outcome, but such settlements may also result in further claims or create issues for existing and potential customers. Such settlements and additional actions could increase costs, place limitations on our services, and result in a reduction in demand.
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
Failure to comply with applicable sanctions, including blocking certain activities in sanctioned countries, could expose us to penalties and other adverse consequences.
Our business activities may be subject to sanctions laws in the jurisdictions in which we operate, including restrictions or prohibitions on transactions with, or on dealing in funds transfers to or from certain embargoed jurisdictions. We have implemented internet protocol (“IP”) address blocking and screening mechanisms to promote compliance with US sanctions rules and regulations, although the blocking and screening mechanisms may not be able to completely block all unwanted IP access. A determination that we have failed to comply with applicable sanctions, whether knowingly or inadvertently, could result in the imposition of substantial penalties, including enforcement actions, fines, and civil and/or criminal penalties, and may adversely affect our business.
If we fail to timely make required disclosure filings with the United States Department of Treasury Financial Crimes Enforcement Network, we could be subject to penalties.
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
We are required to have and maintain licenses as a provider of certain services including, among others, services as a residential mortgage origination underwriter, valuation provider, appraisal management company, asset manager, property manager, title insurance agent, insurance broker and underwriter, real estate broker, auctioneer, foreclosure trustee and credit report provider in a number of jurisdictions. Our employees and subsidiaries may be required to be licensed by various state or regulatory commissions or bodies for the particular type of service provided and to participate in regular continuing education programs. If one or more of our licenses are lost, revoked, expire or limited, or if we fail to maintain or otherwise surrender one or more such license, we may be prohibited from doing business in certain markets. Further, certain of our agreements require that we possess and maintain certain licenses. The failure to hold such licenses may result in us breaching certain agreements, which could cause us to be subject to claims for damages, termination of applicable agreements or unable to obtain inputs required for certain of our services.
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
Certain of our customers are subject to vendor oversight requirements. As such, we are subject to oversight by our customers. If we do not meet the standards established by or imposed upon our customers, regulators allege that services provided by Altisource fail to meet applicable legal requirements, or if any other oversight procedures result in a negative outcome for Altisource, we may lose customers, may no longer be granted referrals for certain services, or may have to conform our business to address these standards.
The tax regulations, and the interpretation thereof, in the countries, states and local jurisdictions in which we operate periodically change, which may adversely affect our results due to higher taxes, interest and penalties, or our inability to utilize operating losses or other tax credits available to us.
Certain of our subsidiaries provide services in the United States and several other countries. Those jurisdictions are subject to changing tax environments, which may result in higher operating expenses or taxes and which may introduce uncertainty as to the application of tax laws and regulations to our operations. Furthermore, we may determine that we owe additional taxes or may be required to pay taxes for services provided in prior periods as interpretations of tax laws and regulations are clarified or revised. Changes in laws concerning sales tax, gross recipient tax, dividends, retained earnings, application of operating or other losses, and intercompany transactions and loans, among others, could impact us. We may not be able to raise our prices to customers or pass-through such taxes to our customers or vendors in response to changes, which would adversely affect our results of operations. If we fail to accurately anticipate or apply tax laws and regulations to our operations, we could be subject to liabilities and penalties. We may be unable to take advantage of operating losses or other tax credits to the full extent available or at all due to changes in tax regulations or our results of operations.
Our operations and intercompany arrangements are subject to the tax laws of various jurisdictions, and we could be obligated to pay additional taxes, which would harm our results of operations.
We conduct our operations in several countries, states and local jurisdictions and may be required to report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. These regulations are designed to ensure that transactions between related entities are conducted at arm’s length, i.e., at prices that would be agreed upon by unrelated parties in the open market. Transfer pricing regulations, and associated guidelines, are complex and vary from country to country, and changes in the tax treatment of transfer pricing could have a material effect on the Company.
The amount of taxes paid in different jurisdictions may depend on the application of the tax laws of the various jurisdictions to our business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The relevant taxing authorities may disagree with our determinations as to the transfer pricing, income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations.
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

Additionally, evolving tax policies focused on combating base erosion and profit shifting may lead to more aggressive tax enforcement by authorities, increased documentation and compliance requirements, and the potential for disputes with tax authorities. This could lead to unexpected tax adjustments, higher operating costs, and delays in operations as the Company seeks to address any tax challenges or compliance issues.
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
The Company’s cybersecurity policies, standards, processes, and practices are generally based on recognized frameworks established by the National Institute of Standards and Technology (“NIST”), the International Organization for Standardization (“ISO”), applicable industry standards, and applicable data privacy and cybersecurity regulations. Annual technology and cybersecurity risk assessments are conducted to identify and evaluate applicable risks and controls designed to address such risks. In general, the Company seeks to identify, assess and manage material cybersecurity risks through a company-wide approach addressing the confidentiality, integrity, and availability of the Company’s information systems and the information that the Company collects and processes.
Cybersecurity Risk Management and Strategy
The Company’s cybersecurity risk management strategy focuses on several areas:
•Identification and Reporting: The Company strives to have controls and procedures designed to identify, assess, manage and respond to cybersecurity threats and incidents, including fulfilling potential public disclosure or reporting requirements as may be applicable.
•Technical Safeguards: The Company strives to implement and maintain technical safeguards designed to protect the Company’s information systems and data from cybersecurity threats, including perimeter and web application firewalls, proxy, intrusion prevention and detection systems, anti-malware, endpoint detection response functionality, data loss prevention systems, security incident event management, geo-blocking and access controls. Such safeguards are generally evaluated through internal security testing, third party penetration testing and vulnerability assessments, as well as outside audits and certifications, and revised as warranted. The Company seeks to comply with the cybersecurity framework guidelines issued by the NIST and ISO.
•Education and Awareness: The Company provides periodic, mandatory training for all levels of employees regarding information security, cybersecurity threats, business continuity planning and disaster recovery in an effort to equip Company employees with tools to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes and practices.
•Incident Response and Recovery Planning: The Company’s Security Operations Center (“SOC”), reporting to the CISO, strives to provide 24x7 incident monitoring. If an incident occurs which SOC determines qualifies as a “critical risk” according to predetermined criteria, Company policy requires the SOC to engage an incident management team to assist with evaluating, responding to and managing the response of the incident. The Company has established and seeks to maintain comprehensive incident identification, containment, response and business continuity plans designed to respond to potential cybersecurity incidents. The Company strives to conduct periodic drills and tabletop exercises to test these.
•Third-Party Risk Management: The Company strives to conduct initial and periodic risk evaluations of vendors meeting predefined criteria for heightened cybersecurity risk, based on their access to or provision of critical information systems or data.

The Company strives to conduct periodic assessments of the Company’s policies, standards, processes and practices. Summary results of such assessments are evaluated by the CISO to assist the Company in adjusting its cybersecurity policies, standards, processes and practices; the CISO reviews critical results with the TIS Committee.
Governance
The Board of Directors oversees the Company’s risk management program, including the management of cybersecurity threats. The Board of Directors receives regular reports from the CTSO on cybersecurity threats and the Company’s mitigation strategies. The TIS Committee provides Management oversight of the Company’s cybersecurity risk management, business continuity planning and disaster recovery strategy and performance.
To facilitate the success of the Company’s cybersecurity program, cross-functional teams work with the CISO and SOC seek to address cybersecurity threats and respond to cybersecurity incidents. Through ongoing communications with these teams, the CISO and Management are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents and report such threats and incidents to the Board of Directors, as appropriate.
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
Material Effects of Cybersecurity Incidents
Past cybersecurity incidents have not had, and are not reasonably expected to have, a material impact on the Company’s business strategy, operations, or financial condition.
ITEM 2.    PROPERTIES
Our principal executive offices are located in leased office space in Luxembourg, Grand Duchy of Luxembourg. Our principal leased offices in other countries as of December 31, 2024 include two offices in the United States and one office each in India and Uruguay.
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
The number of holders of record of our common stock as of March 25, 2025 was 387. We believe the number of beneficial shareholders is substantially greater than the number of holders as a large portion of our common stock is held through brokerage firms.
Dividends
We have not historically declared or paid cash dividends on our common stock, but may declare dividends in the future. Under Luxembourg law, shareholders need to approve certain dividends. Such approval typically occurs during a company’s annual meeting of shareholders. Luxembourg law imposes limits on our ability to pay dividends based on annual net income and net income carried forward, less any amounts placed in reserve. The provisions of the New Facility and the Super Senior Facility also limit our ability to pay dividends.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2025 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.
Issuer Purchases of Equity Securities
On May 16, 2023, our shareholders approved the renewal and amendment of the share repurchase program previously approved by the shareholders on May 15, 2018. Under the program, we are authorized to purchase up to 3.1 million shares of our common stock, based on a limit of 15% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $25.00 per share, for a period of five years from the date of approval. As of December 31, 2024, approximately 3.1 million shares of common stock remain available for repurchase under the program. There were no purchases of shares of common stock during the years ended December 31, 2024 and 2023. Under the New Facility and the Super Senior Facility, we are not permitted to repurchase shares except for limited circumstances.
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
Consolidated Results of Operations. This section, beginning on page 38, provides an analysis of our consolidated results of operations for the two years ended December 31, 2024 and 2023.
Segment Results of Operations. This section, beginning on page 41, provides analysis of our business segments’ results of operations for the years ended December 31, 2024 and 2023.
Liquidity and Capital Resources. This section, beginning on page 46, provides an analysis of our cash flows for the two years ended December 31, 2024 and 2023. We also discuss restrictions on cash movements, future commitments and capital resources.
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
Other Matters. This section, beginning on page 49, provides a discussion of customer concentration.
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
Marketplace
Our Marketplace business includes the Hubzu online real estate auction platform, real estate brokerage and asset management services.
Technology and SaaS Products
Our Technology and SaaS Products business includes Equator (a SaaS-based technology to manage REO, short sales, foreclosure, bankruptcy and eviction processes), Vendorly Invoice (a vendor invoicing and payment system), RentRange (a single and multi-family rental data, analytics and rent-based valuation solution), REALSynergy (a commercial loan servicing platform), and NestRange (a single-family automated valuation model and analytics solution).

The Origination segment provides originators with solutions and technologies that span the mortgage origination lifecycle. Within the Origination segment we provide:
Solutions
Our Solutions business includes title insurance (as an agent) and settlement services, real estate valuation services, loan fulfillment and insurance services.
Lenders One
Our Lenders One business includes management services provided to the Best Partners Mortgage Cooperative, Inc., doing business as Lenders One, and certain loan manufacturing and capital markets services provided to the members of the Lenders One cooperative.
Technology and SaaS Products
Our Technology and SaaS Products business includes Vendorly Monitor (a vendor management platform), LOLA (a marketplace to order services and a tool to automate components of the loan manufacturing process), TrelixAI (technology to manage the workflow and automate components of the loan fulfillment and pre and post-close quality control), and ADMS (a document management and data analytics delivery platform).
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
Strategy and Core Businesses
We are focused on becoming the premier provider of mortgage and real estate marketplaces and related technology enabled solutions to a broad and diversified customer base of residential real estate and loan investors, servicers, and originators. The real estate and mortgage marketplaces represent very large markets, and we believe our scale and suite of offerings provide us with competitive advantages that could support our growth. As we navigate the current state of the economy, interest rate environment, housing supply, and other macro-economic trends, we continue to evaluate our strategy and core businesses and seek to position our businesses to provide long term value to our customers and shareholders.
Each of our business segments provides Altisource the potential to grow and diversify our customer and revenue base. We believe these business segments address very large markets and directly leverage our core competencies and distinct competitive advantages. Our business segments and strategic initiatives follow:
Servicer and Real Estate:
Through our offerings that support residential real estate and loan investors and forward and reverse servicers, we provide a suite of solutions and technologies intended to meet their growing and evolving needs. We are focused on growing referrals from our existing customer base and attracting new customers to our offerings. We have a customer base that includes GSEs, asset managers, and several large bank and non-bank servicers including Onity and Rithm. We believe we are one of only a few providers with a broad suite of solutions, nationwide coverage and scalability. Further, we believe we are well positioned to gain market share from existing and new customers if they consolidate to larger, full-service providers or outsource services that have historically been performed in-house.

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
Default Related Mortgage Market
Serious delinquency rates, foreclosure initiations and foreclosure sales are very low relative to historical levels. Additionally, foreclosure initiations and sales as a percentage of seriously delinquent loans for 2020 through 2024 are significantly lower than prior years. During 2020 and 2021, these percentages were significantly impacted by COVID-19 borrower relief measures, including foreclosure moratoriums and forbearance programs. These measures largely expired at the end of 2021. Beginning in 2022, these percentages were impacted by servicer practices, home price appreciation, the general state of the economy, the interest rate environment, housing supply, and other factors. In 2021 and 2022, a very low interest environment drove a high volume of refinance transactions and home prices appreciated significantly. Although interest rates began to increase in 2022, home prices remained high. With greater home equity from home price appreciation, troubled borrowers have more options to avoid foreclosure.
While we cannot predict whether the default market will return to a pre-pandemic operating environment, we believe the demand for our Default business is likely to grow. We estimate that in today’s environment it typically takes on average two years to convert foreclosure initiations to foreclosure sales and six months to market and sell the REO. The foreclosure timelines could vary significantly based upon, for example, the state where the property is located, whether the foreclosure is contested, amount of borrower equity in the home and available borrower relief programs. The REO sale timelines could also vary significantly based upon, for example, mortgage interest rates, the local real estate market, whether the home is located in a redemption state and whether the home is occupied post foreclosure.
During 2023 and 2024, to address the close to historically low delinquency rates, we worked to (1) reduce our cost structure, (2) maintain the infrastructure to deliver default related services for our customer base and support the anticipated increase in demand should delinquency rates rise, (3) launch a residential renovation business to renovate single family homes, and (4) in Lenders One members, launch new solutions and increase customer adoption of our solutions to accelerate the growth of our origination business.
Share Repurchase Program
On May 16, 2023, our shareholders approved the renewal and amendment of the share repurchase program previously approved by the shareholders on May 15, 2018. Under the program, we are authorized to purchase up to 3.1 million shares of our common stock, based on a limit of 15% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $25.00 per share, for a period of five years from the date of approval. As of December 31, 2024, approximately 3.1 million shares of common stock remain available for repurchase under the program. There were no purchases of shares of common stock during the years ended December 31, 2024 and 2023. Under the New Facility and the Super Senior Facility, we are not permitted to repurchase shares except for limited circumstances.
Onity Related Matters
During the year ended December 31, 2024, Onity was our largest customer, accounting for 44% of our total revenue. Additionally, 6% of our revenue for the year ended December 31, 2024 was earned on the loan portfolios serviced by Onity, when a party other than Onity or the MSR owner selected Altisource as the service provider.
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
Onity has disclosed that Rithm is one of its largest servicing clients. As of December 31, 2024, Onity reported that approximately 14% of loans serviced and subserviced by Onity (measured in UPB) and approximately 63% of all delinquent loans that Onity services were related to Rithm MSRs or rights to MSRs.
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
Factors Affecting Comparability
The following items impact the comparability of our results:
•Industrywide foreclosure initiations were 6% lower in 2024 compared to 2023 (and 35% lower than the same pre-COVID-19 period in 2019)
•Industrywide foreclosure sales were 14% lower in 2024 compared to 2023 (and 53% lower than the same pre-COVID-19 period in 2019)
•Industrywide mortgage origination volume increased by 20% in 2024 compared to 2023, comprised of a 2% decline in purchase origination and a 112% increase in refinancing origination
•Temporary delay in certain California foreclosures during the three months ended June 30, 2023 negatively impacted revenue in the Servicer and Real Estate segment in 2023
•The average interest rate on the Company’s SSTL was 14.00% for the year ended December 31, 2024, compared to 12.89% for the same period in 2023
•On February 14, 2023, Altisource Portfolio Solutions S.A. and its wholly-owned subsidiary, Altisource S.à r.l., entered into Amendment No. 2 to the Credit Agreement. In connection with Amendment No. 2, the Company paid $3.4 million to advisors and recorded these payments as other expense in the consolidated statements of operations and comprehensive loss (no comparative amount for the year ended December 31, 2024)

•The Company recognized an income tax provision of $2.6 million for the year ended December 31, 2024. The income tax provision for the year ended December 31, 2024 was driven primarily by income tax expense on transfer pricing income from India and the United States, no tax benefit on the pretax loss from our Luxembourg operating company and uncertain tax positions
•The Company recognized an income tax provision of $3.7 million for the year ended December 31, 2023. The income tax provision for the year ended December 31, 2023 was driven primarily by income tax expense on transfer pricing income from India and the United States, reduction in deferred tax assets related to intangible assets, no tax benefit on the pretax loss from our Luxembourg operating company and uncertain tax positions.

CONSOLIDATED RESULTS OF OPERATIONS
The following is a discussion of our consolidated results of operations for the years ended December 31, 2024 and 2023. For a more detailed discussion of the factors that affected the results of our business segments in these periods, see “Segment Results of Operations” below.
The following table sets forth information on our consolidated results of operations for the years ended December 31:

(in thousands, except per share data)	2024	2023	% Increase (decrease)

Service revenue
Servicer and Real Estate	$119,939	$107,779	11
Origination	30,415	28,786	6
Total service revenue	150,354	136,565	10
Reimbursable expenses	9,592	8,273	16
Non-controlling interests	188	228	(18)
Total revenue	160,134	145,066	10
Cost of revenue	110,605	115,414	(4)
Gross profit	49,529	29,652	67
Operating expense:
Selling, general and administrative expenses	45,620	46,420	(2)
Loss on sale of business	685	—	N/M
Income (loss) from operations	3,224	(16,768)	119
Other income (expense), net:
Interest expense	(38,877)	(36,103)	8
Change in fair value of warrant liability	—	1,145	(100)
Debt amendment costs	—	(3,410)	100
Other income (expense), net	2,786	2,788	—
Total other income (expense), net	(36,091)	(35,580)	(1)

Loss before income taxes and non-controlling interests	(32,867)	(52,348)	37
Income tax provision	(2,581)	(3,714)	(31)

Net loss	(35,448)	(56,062)	37
Net income attributable to non-controlling interests	(188)	(228)	(18)

Net loss attributable to Altisource	$(35,636)	$(56,290)	37

Margins:
Gross profit / service revenue	33%	22%
Income (loss) from operations / service revenue	2%	(12)%

Loss per share:
Basic	$(1.25)	$(2.51)	50
Diluted	$(1.25)	$(2.51)	50

Weighted average shares outstanding:
Basic	28,534	22,418	27
Diluted	28,534	22,418	27
_____________________________________
N/M — not meaningful.

Revenue
We recognized service revenue of $150.4 million for the year ended December 31, 2024, a 10% increase compared to the year ended December 31, 2023. The increase in service revenue for the year ended December 31, 2024 was driven by higher revenue in both segments. Revenue was higher in the Servicer and Real Estate segment from growth in our Field Services, Foreclosure Trustee and Property Renovation Services businesses in the Solutions business, partially offset by $0.8 million of first quarter 2023 non-recurring professional services revenue in the Equator business within the Technology and SaaS Products business and fewer home sales in the Marketplace business. Revenue was higher in the Origination segment from growth of reseller products in the Lenders One business.
We recognized reimbursable expense revenue of $9.6 million for the year ended December 31, 2024, a 16% increase compared to the year ended December 31, 2023. The increase in reimbursable expenses for the year ended December 31, 2024 was primarily driven by higher asset resolution and asset management activities in the Marketplace business, higher-value REO title related expenses and growth in the foreclosure trustee business in the Solutions business within the Servicer and Real Estate segment.
Certain of our revenues can be impacted by seasonality. More specifically, revenues from property sales, loan originations and certain property preservation services in field services typically tend to be at their lowest level during the fall and winter months and at their highest level during the spring and summer months. However, as a result of the current default market, home price appreciation and higher mortgage interest rates, the seasonal impact to revenue may not follow historical patterns.
Cost of Revenue and Gross Profit
Cost of revenue principally includes payroll and employee benefits associated with personnel employed in customer service, operations and technology roles, fees paid to external providers related to the provision of services, reimbursable expenses, technology and telecommunications costs as well as depreciation and amortization of operating assets.
Cost of revenue consists of the following for the years ended December 31:

(in thousands)	2024	2023	% Increase (decrease)

Outside fees and services	$59,808	$55,858	7
Compensation and benefits	29,321	35,396	(17)
Technology and telecommunications	11,282	14,196	(21)
Reimbursable expenses	9,592	8,273	16
Depreciation and amortization	602	1,691	(64)

Total	$110,605	$115,414	(4)
We recognized cost of revenue of $110.6 million for the year ended December 31, 2024, a 4% decrease compared to the year ended December 31, 2023. Compensation and benefits for the year ended December 31, 2024 decreased primarily due to efficiency initiatives and cost savings measures taken in 2023. Technology and telecommunications costs for the year ended December 31, 2024 decreased primarily due to lower overall headcount. Depreciation and amortization was lower from the completion of the depreciation periods of certain premises and equipment with only modest additions. Outside fees and services increased primarily from higher revenue in the Solutions business within the Servicer and Real Estate segment partially offset by lower outside fees and services in the Origination segment from a change in revenue mix. In addition, changes in reimbursable expenses for the year ended December 31, 2024 are consistent with the changes in reimbursable expenses revenue discussed in the revenue section above.
Gross profit increased to $49.5 million, representing 33% of service revenue, for the year ended December 31, 2024 compared to $29.7 million, representing 22% of service revenue, for the year ended December 31, 2023. Gross profit as a percentage of service revenue for the year ended December 31, 2024 increased compared to the year ended December 31, 2023 primarily due to margin expansion in both the Servicer and Real Estate segment and the Origination segment from efficiency initiatives and lower corporate costs as a percentage of service revenue growth, and service revenue growth.
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
SG&A expenses consist of the following for the years ended December 31:

(in thousands)	2024	2023	% Increase (decrease)

Compensation and benefits	$19,212	$20,879	(8)
Professional services	10,118	7,885	28
Amortization of intangible assets	5,080	5,182	(2)
Occupancy related costs	3,556	4,917	(28)
Marketing costs	2,051	1,977	4
Depreciation and amortization	395	701	(44)
Other	5,208	4,879	7

Selling, general and administrative expenses	$45,620	$46,420	(2)
SG&A expenses for the year ended December 31, 2024 of $45.6 million decreased by 2% compared to the year ended December 31, 2023. The decrease for the year ended December 31, 2024 was primarily driven by lower compensation and benefits and occupancy related costs, partially offset by higher professional services. Compensation and benefits and occupancy related costs for the year ended December 31, 2024 decreased from efficiency and cost reductions measures. Professional services for the year ended December 31, 2024 increased primarily due to accruals for potential settlements of certain legacy indemnity claims, estimated legal matters and costs associated with the Transactions.
Income (loss) from Operations
Income from operations was $3.2 million, representing 2% of service revenue, for the year ended December 31, 2024 compared to loss from operations of $(16.8) million, representing (12)% of service revenue, for the year ended December 31, 2023. Income (loss) from operations as a percentage of service revenue improved for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily as a result of higher gross profit margins and lower SG&A expenses as a percentage of service revenue.
Other income (expense), net
Other income (expense), net, principally includes interest expense and other non-operating gains and losses.
Other income (expense), net was $(36.1) million for the year ended December 31, 2024 compared to $(35.6) million for the year ended December 31, 2023. The change for the year ended December 31, 2024 was primarily driven by higher interest expense and a gain on the change in fair value of the warrant liability for the year ended December 31, 2023 (no comparable amount for the year ended December 31, 2024), partially offset by lower debt amendment costs. The higher interest expense was driven by higher interest rates on the SSTL.
Income Tax Provision
We recognized an income tax provision of $2.6 million and $3.7 million for the years ended December 31, 2024 and 2023, respectively.
The income tax provision for the year ended December 31, 2024 was driven primarily by income tax expense on transfer pricing income from India and the United States, no tax benefit on the pretax loss from our Luxembourg operating company and uncertain tax positions.
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
Financial information for our segments was as follows:

	For the year ended December 31, 2024
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$119,939	$30,415	$—	$150,354
Reimbursable expenses	9,011	581	—	9,592
Non-controlling interests	—	188	—	188
	128,950	31,184	—	160,134
Cost of revenue	79,631	24,473	6,501	110,605
Gross profit (loss)	49,319	6,711	(6,501)	49,529
Selling, general and administrative expenses	11,421	6,584	27,615	45,620
Loss on sale of business	—	—	685	685
Income (loss) from operations	37,898	127	(34,801)	3,224
Total other income (expense), net	120	—	(36,211)	(36,091)

Income (loss) before income taxes and non-controlling interests	$38,018	$127	$(71,012)	$(32,867)

Margins:
Gross profit (loss) / service revenue	41%	22%	N/M	33%
Income (loss) from operations / service revenue	32%	1%	N/M	2%
_____________________________________
N/M — not meaningful.

	For the year ended December 31, 2023
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$107,779	$28,786	$—	$136,565
Reimbursable expenses	7,688	585	—	8,273
Non-controlling interests	—	228	—	228
	115,467	29,599	—	145,066
Cost of revenue	73,746	27,946	13,722	115,414
Gross profit (loss)	41,721	1,653	(13,722)	29,652
Selling, general and administrative expenses	9,622	7,693	29,105	46,420
Income (loss) from operations	32,099	(6,040)	(42,827)	(16,768)
Total other income (expense), net	—	—	(35,580)	(35,580)

Income (loss) before income taxes and non-controlling interests	$32,099	$(6,040)	$(78,407)	$(52,348)

Margins:
Gross profit (loss) / service revenue	39%	6%	N/M	22%
Income (loss) from operations / service revenue	30%	(21)%	N/M	(12)%
_____________________________________
N/M — not meaningful.

Servicer and Real Estate
Revenue
Revenue by line of business was as follows for the years ended December 31:

(in thousands)	2024	2023	% Increase (decrease)

Service revenue:
Solutions	$82,438	$67,946	21
Marketplace	26,894	27,878	(4)
Technology and SaaS Products	10,607	11,955	(11)
Total service revenue	119,939	107,779	11

Reimbursable expenses:
Solutions	4,409	3,551	24
Marketplace	4,602	4,137	11
Total reimbursable expenses	9,011	7,688	17

Total revenue	$128,950	$115,467	12
We recognized service revenue of $119.9 million for the year ended December 31, 2024, an 11% increase compared to the year ended December 31, 2023. We also recognized reimbursable expense revenue of $9.0 million for the year ended December 31, 2024, a 17% increase compared to the year ended December 31, 2023. The increase in service revenue for the year ended December 31, 2024 was driven by growth in our Field Services, Foreclosure Trustee and Property Renovation Services businesses in the Solutions business, partially offset by $0.8 million of first quarter 2023 non-recurring professional services revenue in the Equator business within the Technology and SaaS Products business and fewer home sales in the Marketplace business.
Certain of our Servicer and Real Estate businesses are impacted by seasonality. Revenues from property sales and certain property preservation services are generally lowest during the fall and winter months and highest during the spring and summer months. However, as a result of the current default market, home price appreciation and higher mortgage interest rates, the seasonal impact to revenue may not follow historical patterns.
Cost of Revenue and Gross Profit
Cost of revenue consisted of the following for the years ended December 31:

(in thousands)	2024	2023	% Increase (decrease)

Outside fees and services	$41,011	$35,962	14
Compensation and benefits	22,104	22,214	—
Reimbursable expenses	9,011	7,688	17
Technology and telecommunications	7,182	7,138	1
Depreciation and amortization	323	744	(57)

Cost of revenue	$79,631	$73,746	8
Cost of revenue for the year ended December 31, 2024 of $79.6 million increased by 8% compared to the year ended December 31, 2023. The increase in cost of revenue for the year ended December 31, 2024 is primarily driven by higher outside fees and services from higher revenue in the Field Services, Property Renovation Services and Foreclosure Trustee businesses in the Solutions business and higher reimbursable expenses, partially offset by lower depreciation and amortization from the completion of the depreciation periods of certain premises and equipment.
Gross profit increased to $49.3 million, representing 41% of service revenue, for the year ended December 31, 2024 compared to $41.7 million, representing 39% of service revenue, for the year ended December 31, 2023. Gross profit as a percentage of service revenue for the year ended December 31, 2024 increased primarily due to price increases for certain services and efficiency initiatives and cost savings measures partially offset by a change in revenue mix from fewer homes sold in our higher margin Hubzu business and growth in the lower margin Field Services and recently launched Property Renovation Services businesses. Our margins can vary substantially depending upon the service revenue mix.
Selling, General and Administrative Expenses
SG&A expenses consisted of the following for the years ended December 31:

(in thousands)	2024	2023	% Increase (decrease)

Amortization of intangible assets	$2,960	$2,960	—
Compensation and benefits	1,991	2,311	(14)
Professional services	3,563	1,734	105
Marketing costs	1,249	1,258	(1)
Occupancy related costs	545	631	(14)
Depreciation and amortization	2	2	—
Other	1,111	726	53

Selling, general and administrative expenses	$11,421	$9,622	19
SG&A for the year ended December 31, 2024 of $11.4 million increased by 19% compared to the year ended December 31, 2023. The increase in SG&A for the year ended December 31, 2024 is primarily due to higher professional services and other expenses, partially offset by lower compensation and benefits. Professional services for the year ended December 31, 2024 increased primarily due to accruals for potential settlements of certain legacy indemnity claims. Other expenses for the year ended December 31, 2024 increased from higher bad debt expense. Compensation and benefits for the year ended December 31, 2024 decreased from efficiency and cost reduction measures.
Income from operations
Income from operations increased to $37.9 million, representing 32% of service revenue, for the year ended December 31, 2024 compared to $32.1 million, representing 30% of service revenue, for the year ended December 31, 2023. The increase in operating income as a percentage of service revenue for the year ended December 31, 2024 is primarily the result of higher gross profit margins.
Origination
Revenue
Revenue by business unit was as follows for the years ended December 31:

(in thousands)	2024	2023	% Increase (decrease)

Service revenue:
Lenders One	$23,837	$22,644	5
Solutions	5,915	5,507	7
Technology and SaaS Products	663	635	4
Total service revenue	30,415	28,786	6

Reimbursable expenses:
Solutions	581	585	(1)
Total reimbursable expenses	581	585	(1)

Non-controlling interests	188	228	(18)

Total revenue	$31,184	$29,599	5
We recognized service revenue of $30.4 million for the year ended December 31, 2024, a 6% increase compared to the year ended December 31, 2023. We also recognized reimbursable expense revenue of $0.6 million for the year ended December 31, 2024, a 1% decrease compared to the year ended December 31, 2023. The increase in service revenue in the Origination segment for the year ended December 31, 2024 was primarily driven by an increase in product adoption in the Lenders One business.
Cost of Revenue and Gross Profit
Cost of revenue consisted of the following for the years ended December 31:

(in thousands)	2024	2023	% Increase (decrease)

Outside fees and services	$18,800	$19,896	(6)
Compensation and benefits	4,413	6,320	(30)
Technology and telecommunications	659	1,108	(41)
Reimbursable expenses	581	585	(1)
Depreciation and amortization	20	37	(46)

Cost of revenue	$24,473	$27,946	(12)
Cost of revenue for the year ended December 31, 2024 of $24.5 million decreased by 12% compared to the year ended December 31, 2023. The decrease in cost of revenue for the year ended December 31, 2024 was primarily driven by the prior year alignment of compensation and benefits with lower origination volume and lower outside fees and services from a change in revenue mix.
Gross profit increased to $6.7 million, representing 22% of service revenue, for the year ended December 31, 2024 compared to $1.7 million, representing 6% of service revenue, for the year ended December 31, 2023. Gross profit as a percentage of service revenue increased from efficiency initiatives, cost savings measures and price increase for certain services.
Selling, General and Administrative Expenses
SG&A expenses consisted of the following for the years ended December 31:

(in thousands)	2024	2023	% Increase (decrease)

Compensation and benefits	$1,941	$2,194	(12)
Amortization of intangible assets	2,120	2,222	(5)
Professional services	435	894	(51)
Marketing costs	796	728	9
Occupancy related costs	325	302	8
Depreciation and amortization	1	1	—
Other	966	1,352	(29)

Selling, general and administrative expenses	$6,584	$7,693	(14)
SG&A for the year ended December 31, 2024 of $6.6 million decreased by 14% compared to the year ended December 31, 2023. The decrease in SG&A for the year ended December 31, 2024 was primarily due to lower professional services from lower legal-related costs, lower compensation and benefits from efficiency and cost reduction measures and lower other expenses from lower bad debt expense.
Income (loss) from Operations
Income (loss) from operations was $0.1 million, representing less than 1% of service revenue, for the year ended December 31, 2024 compared to income (loss) from operations of $(6.0) million, representing (21)% of service revenue, for the year ended December 31, 2023. The improvement in operating income as a percentage of service revenue for the year ended December 31, 2024 is primarily from higher gross profit margins and lower SG&A expenses and to a lesser degree, service revenue growth.

Corporate and Others
Cost of Revenue
Cost of revenue consisted of the following for the years ended December 31:

(in thousands)	2024	2023	% Increase (decrease)

Compensation and benefits	$2,804	$6,862	(59)
Outside fees and services	(3)	—	N/M
Technology and telecommunications	3,441	5,950	(42)
Depreciation and amortization	259	910	(72)

Cost of revenue	$6,501	$13,722	(53)
_____________________________________
N/M — not meaningful.
Cost of revenue for the year ended December 31, 2024 of $6.5 million decreased by 53% compared to the year ended December 31, 2023. The decrease in cost of revenue for the year ended December 31, 2024 is primarily driven by lower compensation and benefits and technology and telecommunications costs due to efficiency initiatives and cost savings initiatives.
Selling, General and Administrative Expenses
SG&A in Corporate and Others include costs related to the corporate functions including executive, finance, technology, law, compliance, human resources, vendor management, facilities, risk management and eliminations between reportable segments.
SG&A expenses consisted of the following for the years ended December 31:

(in thousands)	2024	2023	% Increase (decrease)

Compensation and benefits	$15,280	$16,374	(7)
Professional services	6,120	5,257	16
Occupancy related costs	2,686	3,984	(33)
Depreciation and amortization	392	698	(44)
Marketing costs	6	(9)	167
Other	3,131	2,801	12

Selling, general and administrative expenses	$27,615	$29,105	(5)
SG&A for the year ended December 31, 2024 of $27.6 million decreased by 5% compared to the year ended December 31, 2023. The decrease for the year ended December 31, 2024 is primarily driven by lower occupancy related costs and compensation and benefits driven by efficiency initiatives and cost savings measures partially offset by higher professional services expenses due to higher legal-related costs and costs associated with the Transactions.
Other Income (Expense), net
Other income (expense), net principally includes interest expense and other non-operating gains and losses.
Other income (expense), net was $(36.2) million for the year ended December 31, 2024 compared to $(35.6) million for the year ended December 31, 2023. The change for the year ended December 31, 2024 was primarily driven by higher interest expense and a gain on the change in fair value of the warrant liability for the year ended December 31, 2023 (no comparable amount for the year ended December 31, 2024), partially offset by lower debt amendment costs. The higher interest expense was driven by higher interest rates on the SSTL.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary source of liquidity has historically been cash flow from operations, cash proceeds from sales of businesses, cash proceeds from the sale of equity securities and cash on hand. However, primarily due to governmental and market responses to the COVID-19 pandemic, lower delinquency rates, and higher home equity, revenue has declined significantly compared to pre pandemic levels. The lower revenue, partially offset by efficiency initiatives and cost savings measures, has resulted in negative operating cash flow from operations. We believe lower interest expense as a result of the February 2025 Transactions, our anticipated revenue growth from the renovation business launched in 2024, the anticipated improvement in the default market, on-boarding sales wins, and revenue mix together with our reduced cost structure, should help improve operating cash flow. For a description of the Transactions undertaken in February 2025, see the disclosure under the heading, “Debt and Equity Transactions” in Item 1 (“Business”) of this Annual Report on Form 10-K, which disclosure is incorporated herein by reference.
We seek to deploy cash generated in a disciplined manner. Principally, we intend to use cash to develop and grow complementary services and businesses that we believe will generate attractive margins in line with our core capabilities and strategy and fund negative operating cash flow. We also use cash for repayments of our long-term debt and capital investments. In addition, from time to time we may consider and evaluate business acquisitions, dispositions, closures, sales of equity securities or other similar actions that are aligned with our strategy.
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
As of December 31, 2024, there was $1.0 million outstanding debt under the Revolving Loan Agreement.

Cash Flows
The following table presents our cash flows for the years ended December 31:

(in thousands)	2024	2023	% Increase (decrease)

Net cash used in operating activities	$(5,025)	$(21,833)	(77)
Net cash provided by investing activities	2,254	—	N/M
Net cash provided by financing activities	55	2,976	(98)
Net decrease in cash, cash equivalents and restricted cash	(2,716)	(18,857)	(86)
Cash, cash equivalents and restricted cash at the beginning of the period	35,416	54,273	(35)

Cash, cash equivalents and restricted cash at the end of the period	$32,700	$35,416	(8)
_____________________________________
N/M — not meaningful.
Cash Flows from Operating Activities
Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net loss. For the year ended December 31, 2024, net cash used in operating activities was $(5.0) million compared to net cash used in operating activities of $(21.8) million for the year ended December 31, 2023. During the year ended December 31, 2024, the decrease in cash used in operating activities was driven by a $20.9 million improvement in net loss adjusted for non-cash items included in the determination of net loss (PIK interest, stock based compensation, change in the fair value of warrant liability, bad debt expense, depreciation and amortization, deferred income taxes, amortization of debt discount, amortization of debt issuance and amendment costs, loss on disposal of fixed assets and amortization of intangible assets). This improvement was partially offset by a $4.7 million decrease in cash provided by working capital primarily from the $2.1 million net payment of taxes for the year ended December 31, 2024 compared to $3.8 million net collection of taxes receivable for the year ended December 31, 2023 and a $2.0 million return of surety bonds in the year ended December 31, 2023. Operating cash flows can be negatively impacted because of the nature of some of our services and the mix of services provided. Certain services are performed immediately following or shortly after the referral, but the collection of the receivable does not occur until a specific event occurs (e.g., the foreclosure is complete, the REO asset is sold, etc.). Furthermore, lower margin services generate lower income and cash flows from operations. Consequently, our cash flows from operations may be negatively impacted when comparing one period to another.
Cash Flows from Investing Activities
Cash flows from investing activities generally include additions to premises and equipment and proceeds from the sale of businesses. Net cash provided by investing activities was $2.3 million for the year ended December 31, 2024 (no comparable amount for the year ended 2023). The change in cash provided by investing activities was primarily driven by $2.3 million in proceeds received in the year ended December 31, 2024 in connection with the indemnity escrow from the Pointillist sale (no comparable amount for the year ended December 31, 2023). In addition, we used less than $0.1 million for the year ended December 31, 2024 (no comparable amount for the year ended December 31, 2023), for additions to premises and equipment primarily related to the purchase of technology hardware.
Cash Flows from Financing Activities
Net cash provided by financing activities was $0.1 million and $3.0 million for the years ended December 31, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, we made payments of $0.7 million and $0.5 million, respectively, to satisfy employee tax withholding obligations on the issuance of restricted share units and restricted shares. These payments were made to tax authorities, at the employees’ direction, to satisfy the employees’ tax obligations rather than issuing a portion of vested restricted share units and restricted shares to employees. In addition, during the years ended December 31, 2024 and 2023, we distributed $0.1 million and $0.4 million, respectively, to non-controlling interests. During the year ended December 31, 2024, we received proceeds from the issuance of short-term debt of $1.0 million in connection with borrowings under the Revolving Loan Agreement. During the year ended December 31, 2023, we received $20.5 million in proceeds from the issuance of common stock, net of issuance costs, received $18.3 million in proceeds from the sale of treasury stock, net of issuance costs and used $30.0 million of the proceeds for repayment of debt. Also during the year ended December 31, 2023, we paid $4.9 million to lenders or others on behalf of the lenders related to the debt amendment.

Future Uses of Cash
Our significant future liquidity obligations primarily pertain to amortization of the New Facility, amortization and maturity of the Super Senior Facility, interest expense under the New Facility and the Super Senior Facility (see Liquidity section above), and operating lease payments on certain of our premises and equipment.
Significant future uses of cash include the following:

		Payments Due by Period
(in thousands)	Total	2025	2026-2027	2028-2029

New Facility (1)	$6,568	$825	$2,200	$3,543
Super Senior Facility (2)	12,500	94	250	12,156
Revolving Loan Agreement (3)	1,000	1,000	—	—
Interest expense payments (4)	66,071	14,610	26,520	24,941
Lease payments	2,567	1,557	854	156

Total	$88,706	$18,086	$29,824	$40,796
______________________________________
(1)    $158.6 million of the New Facility matures on April 30, 2030 and $1.4 million of the New Facility matures on January 15, 2029
(2)    The Super Senior Facility matures on February 19, 2029
(3)    The outstanding balance of our Revolving Loan Agreement as of December 31, 2024 is $1.0 million and is due on June 3, 2025, and may be automatically extended for one year on each anniversary of the maturity date. The table herein reflects a maturity date of June 3, 2025.
(4)    Estimated future interest payments based on the three-month SOFR interest rate as of March 25, 2025
We anticipate funding future liquidity requirements with a combination of existing cash balances and cash anticipated to be generated by operating activities. For further information, see Note 11, Note 22, and Note 24 to the consolidated financial statements.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of escrow and certain other account arrangements.
We hold customers’ assets in escrow and other accounts at various financial institutions pending completion of certain real estate and construction review activities. These amounts are held in escrow and other accounts for limited periods of time and are not included in the accompanying consolidated balance sheets. Amounts held in escrow and other accounts were $20.4 million and $21.6 million as of December 31, 2024 and 2023, respectively.
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
Goodwill
We evaluate goodwill for impairment annually during the fourth quarter or more frequently when an event occurs or circumstances change in a manner that indicates the carrying value may not be recoverable. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether we need to perform the quantitative goodwill impairment test. Only if we determine, based on qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying value, will we calculate the fair value of the reporting unit. When performing the quantitative assessment, we make use of estimates and assumptions to evaluate the fair value of each reporting unit, using a weighting of the income and market valuation approaches as described below.
The income approach applies a fair value methodology to each reporting unit using discounted cash flows, including an estimation of future cash flows, which is based on our internally-developed revenue and profitability forecasts, including estimations of the long-term rate of growth of our business; estimations of the useful life over which cash flows will occur and the determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. The market approach includes an analysis of revenue and earnings multiples of guideline public companies compared to the Company. We base fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Our forecasts may change compared to prior period projections due to a variety of factors, including reductions in the rates of residential mortgage delinquencies, defaults, foreclosures and REO volume and economic or market fluctuations that reduce the volume or value of residential mortgage origination or refinancings. We also perform sensitivity analyses of certain significant assumptions in our forecasts and assess the historical accuracy of our estimates. Actual future results may differ from those estimates.
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
Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions including evaluating uncertainties under ASC Topic 740. We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on our results of operations. See Note 20 to the consolidated financial statements for a discussion on the uncertain tax positions.
Recently Adopted and Future Adoption of New Accounting Pronouncements
See Note 2 to the consolidated financial statements for a discussion of the recent adoption of new accounting pronouncements and the future adoption of new accounting pronouncements.
OTHER MATTERS
Customer Concentration
Onity
Revenue from Onity primarily consists of revenue earned from the loan portfolios serviced and subserviced by Onity when Onity engages us as the service provider, and revenue earned directly from Onity, pursuant to the Onity Services Agreements. For the years ended December 31, 2024 and 2023, we recognized revenue from Onity of $70.4 million and $63.2 million, respectively. Revenue from Onity as a percentage of segment and consolidated revenue was as follows:

	2024	2023

Servicer and Real Estate	55%	55%
Origination	0%	0%
Corporate and Others	—%	—%
Consolidated revenue	44%	44%
We earn additional revenue related to the portfolios serviced and subserviced by Onity when a party other than Onity or the MSR owner selects Altisource as the service provider. For the years ended December 31, 2024 and 2023, we recognized $9.6 million and $9.2 million, respectively, of such revenue. These amounts are not included in deriving revenue from Onity and revenue from Onity as a percentage of revenue discussed above.
As of December 31, 2024, accounts receivable from Onity totaled $4.4 million, $3.1 million of which was billed and $1.3 million of which was unbilled. As of December 31, 2023, accounts receivable from Onity totaled $3.4 million, $2.2 million of which was billed and $1.2 million of which was unbilled.
Rithm
Onity has disclosed that Rithm is one of its largest servicing clients. As of December 31, 2024, Onity reported that approximately 14% of loans serviced and subserviced by Onity (measured in UPB) and approximately 63% of all delinquent loans that Onity services were related to Rithm MSRs or rights to MSRs.
Rithm purchases brokerage services for REO exclusively from us, irrespective of the subservicer, subject to certain limitations, for certain MSRs set forth in and pursuant to the terms of the Rithm Brokerage Agreement with terms extending through August 2025.
For the years ended December 31, 2024 and 2023, we recognized revenue from Rithm of $2.3 million and $2.8 million, respectively, under the Rithm Brokerage Agreement. For the years ended December 31, 2024 and 2023, we recognized additional revenue of $10.8 million and $12.6 million, respectively, relating to the Subject MSRs when a party other than Rithm selects Altisource as the service provider.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Our financial market risk consists primarily of interest rate and foreign currency exchange rate risk.
Interest Rate Risk
Under the terms of the New Facility, the interest rate charged on the New Debt is SOFR, with a minimum floor of 3.50%, plus 6.50%. The interest rate charged on the Super Senior Facility is SOFR, with a minimum floor of 3.50%, plus 6.50%. Based on the terms of the New Facility and the Super Senior Facility, a one percentage point increase in SOFR would increase our annual interest expense by approximately $1.2 million, and there would be a $1.2 million decrease in our annual interest expense if there was a one percentage point decrease in SOFR.
Currency Exchange Risk
We are exposed to currency risk from potential changes in currency values of our non-United States dollar denominated expenses, assets, liabilities and cash flows. Our most significant currency exposure relates to the Indian rupee. Based on expenses incurred in Indian rupees for the year ended December 31, 2024, a one percentage point increase or decrease in value of the Indian rupee in relation to the United States dollar would increase or decrease our annual expenses by approximately $0.04 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Altisource Portfolio Solutions S.A.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Altisource Portfolio Solutions S.A. and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, equity (deficit), and cash flows for the years then ended and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Emphasis of a Matter
As discussed in Notes 3, 14, and 22 to the financial statements, the Company has a concentration of revenue associated with its largest customer, Onity Group Inc. (together with its subsidiaries, Onity). The Company has disclosed various uncertainties associated with Onity.
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
Accounting for Income Taxes
As described in Notes 2 and 20 to the financial statements, the Company is subject to income taxes in the United States and a number of foreign jurisdictions. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining foreign tax expense and in evaluating tax positions, including evaluating uncertainties. The Company recorded a foreign non-U.S. income tax provision of $2.7 million for the year ending December 31, 2024 and $19.2 million of total unrecognized tax benefits, including interest and penalties, as of December 31, 2024.
We identified the accounting for income taxes in foreign jurisdictions as a critical audit matter because of the specialized expertise and high degree of auditor judgment required in auditing the foreign income tax provision related to transfer pricing determinations and evaluating the reasonableness of uncertain tax positions.

Our audit procedures related to the Company’s accounting for foreign income taxes included the following, among others:
•We tested components of the income tax provision for significant foreign jurisdictions, including evaluating permanent and temporary differences between book and tax reporting balances, and tested the application of statutory tax rates;
•With the assistance of our tax professionals, including international tax professionals and specialists, we:
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
Jacksonville, Florida
March 31, 2025

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$29,811	$32,522
Accounts receivable, net of allowance for credit losses of $3,124 and $3,123, respectively	15,050	11,682
Prepaid expenses and other current assets	6,240	11,336
Total current assets	51,101	55,540

Premises and equipment, net	701	1,709
Right-of-use assets under operating leases	2,243	3,379
Goodwill	55,960	55,960
Intangible assets, net	21,468	26,548
Deferred tax assets, net	5,629	4,992
Other assets	6,504	6,730

Total assets	$143,606	$154,858

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$33,512	$30,088
Current portion of long-term debt	230,544	—
Deferred revenue	3,979	3,195
Other current liabilities	3,238	2,477
Total current liabilities	271,273	35,760

Long-term debt	—	215,615
Deferred tax liabilities, net	9,028	9,028
Other non-current liabilities	20,016	19,510

Commitments, contingencies and regulatory matters (Note 22)

Deficit:
Common stock ($1.00 par value; 100,000 shares authorized, 29,963 issued and 27,226 outstanding as of December 31, 2024; 29,963 issued and 26,496 outstanding as of December 31, 2023)	29,963	29,963
Additional paid-in capital	181,597	177,278
Accumulated deficit	(259,977)	(180,162)
Treasury stock, at cost (2,737 shares as of December 31, 2024 and 3,467 shares as of December 31, 2023)	(108,959)	(152,749)
Altisource deficit	(157,376)	(125,670)

Non-controlling interests	665	615
Total deficit	(156,711)	(125,055)

Total liabilities and deficit	$143,606	$154,858
See accompanying notes to consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	For the years ended December 31,
	2024	2023

Revenue	$160,134	$145,066
Cost of revenue	110,605	115,414

Gross profit	49,529	29,652
Operating expense:
Selling, general and administrative expenses	45,620	46,420
Loss on sale of business	685	—

Income (loss) from operations	3,224	(16,768)
Other income (expense), net:
Interest expense	(38,877)	(36,103)
Change in fair value of warrant liability	—	1,145
Debt amendment costs	—	(3,410)
Other income (expense), net	2,786	2,788
Total other income (expense), net	(36,091)	(35,580)

Loss before income taxes and non-controlling interests	(32,867)	(52,348)
Income tax provision	(2,581)	(3,714)

Net loss	(35,448)	(56,062)
Net income attributable to non-controlling interests	(188)	(228)

Net loss attributable to Altisource	$(35,636)	$(56,290)

Loss per share:
Basic	$(1.25)	$(2.51)
Diluted	$(1.25)	$(2.51)

Weighted average shares outstanding:
Basic	28,534	22,418
Diluted	28,534	22,418

Comprehensive loss:
Comprehensive loss, net of tax	$(35,448)	$(56,062)
Comprehensive income attributable to non-controlling interests	(188)	(228)

Comprehensive loss attributable to Altisource	$(35,636)	$(56,290)
See accompanying notes to consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Consolidated Statements of Equity (Deficit)
(in thousands)

	Altisource Deficit
	Common stock		Additional paid-in capital	Accumulated deficit	Treasury stock, at cost	Non-controlling interests	Total
	Shares

Balance, January 1, 2023	25,413	$25,413	$149,348	$118,948	$(413,358)	$775	$(118,874)

Net loss	—	—	—	(56,290)	—	228	(56,062)
Distributions to non-controlling interest holders	—	—	—	—	—	(388)	(388)
Reclassification of warrant liability to equity	—	—	6,951	—	—	—	6,951
Share-based compensation expense	—	—	5,068	—	—	—	5,068
Issuance of common stock, net of issuance costs	4,550	4,550	15,911	—	—	—	20,461
Sale of treasury stock, net of transaction costs	—	—	—	(228,322)	246,643	—	18,321
Issuance of restricted share units and restricted shares	—	—	—	(10,071)	10,071	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(4,427)	3,895	—	(532)

Balance, December 31, 2023	29,963	29,963	177,278	(180,162)	(152,749)	615	(125,055)

Net loss	—	—	—	(35,636)	—	188	(35,448)
Distributions to non-controlling interest holders	—	—	—	—	—	(138)	(138)
Share-based compensation expense	—	—	4,737	—	—	—	4,737
Exercise of Warrants, net of costs	—	—	(418)	(3,893)	4,221	—	(90)
Issuance of restricted share units and restricted shares	—	—	—	(26,805)	26,805	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(13,481)	12,764	—	(717)

Balance, December 31, 2024	29,963	$29,963	$181,597	$(259,977)	$(108,959)	$665	$(156,711)
See accompanying notes to consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Consolidated Statements of Cash Flows
(in thousands)

	For the years ended December 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(35,448)	$(56,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	997	2,392
Amortization of right-of-use assets under operating leases	1,537	1,771
Amortization of intangible assets	5,080	5,182
PIK accrual	8,715	6,881
Share-based compensation expense	4,737	5,068
Bad debt expense	840	858
Amortization of debt discount	3,780	3,777
Amortization of debt issuance costs	2,434	2,446
Deferred income taxes	(684)	45
Loss on disposal of fixed assets	14	121
Loss on sale of business	685	—
Change in fair value of warrant liability	—	(1,145)
Changes in operating assets and liabilities:
Accounts receivable	(4,208)	449
Prepaid expenses and other current assets	1,658	12,231
Other assets	268	(1,667)
Accounts payable and accrued expenses	3,704	(3,419)
Current and non-current operating lease liabilities	(1,595)	(1,777)
Other current and non-current liabilities	2,461	1,016
Net cash used in operating activities	(5,025)	(21,833)

Cash flows from investing activities:
Additions to premises and equipment	(3)	—
Proceeds from the sale of business	2,257	—
Net cash provided by investing activities	2,254	—

Cash flows from financing activities:
Proceeds from revolving loan agreement	1,000	—
Proceeds from issuance of common stock, net of issuance costs	—	20,461
Proceeds from issuance of treasury stock, net of issuance costs	—	18,321
Exercise of Warrants, net of costs	(90)	—
Debt issuance and amendment costs	—	(4,886)
Repayments of long-term debt	—	(30,000)
Distributions to non-controlling interests	(138)	(388)
Payments of tax withholding on issuance of restricted share units and restricted shares	(717)	(532)
Net cash provided by financing activities	55	2,976

Net decrease in cash, cash equivalents and restricted cash	(2,716)	(18,857)
Cash, cash equivalents and restricted cash at the beginning of the period	35,416	54,273

Cash, cash equivalents and restricted cash at the end of the period	$32,700	$35,416

Supplemental cash flow information:
Interest paid	$23,810	$22,876
Income taxes paid (refunded), net	2,053	(3,775)
Acquisition of right-of-use assets with operating lease liabilities	488	500
Reduction of right-of-use assets from operating lease modifications or reassessments	(87)	(671)

Non-cash investing and financing activities:
Warrants issued in connection with Amended Credit Agreement	—	8,096

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets and the consolidated statements of cash flows as of December 31:
	2024	2023

Cash and cash equivalents	$29,811	$32,522
Restricted cash	2,889	2,894
Total cash, cash equivalents and restricted cash reported in the statements of cash flows	$32,700	$35,416
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
NOTE 2 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting and Presentation
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Intercompany transactions and accounts have been eliminated in consolidation. As described in Note 23, we conduct our operations through two reportable segments: Servicer and Real Estate and Origination. In addition, we report Corporate and Others separately.
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
The management agreement between MPA and Lenders One, pursuant to which MPA is the management company, represents a variable interest in a variable interest entity. MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact the cooperative’s economic performance and the right to receive benefits from the cooperative. As a result, Lenders One is presented in the accompanying consolidated financial statements on a consolidated basis and the interests of the members are reflected as non-controlling interests. As of December 31, 2024, Lenders One had total assets of $0.4 million and total liabilities of $0.3 million. As of December 31, 2023, Lenders One had total assets of $0.4 million and total liabilities of $0.6 million.
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
Defined Contribution 401(k) Plan
Some of our employees participate in a defined contribution 401(k) plan under which we may make matching contributions equal to a discretionary percentage determined by us. We recorded expenses of $0.2 million for both the years ended December 31, 2024 and 2023, related to our discretionary contributions.
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
•For residential real estate renovation services, we recognize revenue over time as work is completed, measured by the percentage of work performed relative to the total project. Field inspections by qualified professionals form a fundamental part of the Company’s assessment, measure and documentation of work completed on real estate renovations.
•For vendor management transactions, we recognize revenue over the period during which services are provided.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
•For fund disbursement services, we recognize revenue over the period during which we perform the processing services with full recognition upon completion of the disbursements.
•For foreclosure trustee services, we recognize revenue as work progresses, in accordance with agreed upon milestones with full recognition upon completion and/or recording the related foreclosure deed.
•For the real estate auction platform, real estate auction and real estate brokerage services, we recognize revenue on a net basis (i.e., the commission on the sale) at the closing of the sale of the REO as we perform services as an agent without assuming the risks and rewards of ownership of the asset and the commission earned on the sale is a fixed percentage or amount.
•For SaaS based technology to manage REO, we recognize revenue over the estimated average number of months the REO properties are on the platform before they are sold.
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
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses that are part of an entity’s segment measure of profit or loss and regularly provided to the chief operating decision maker. In addition, it adds or makes clarifications to other segment-related disclosures, such as clarifying that the disclosure requirements in ASC 280 are required for entities with a single reportable segment and that an entity may disclose multiple measures of segment profit and loss. The Company adopted this standard effective January 1, 2024 and has applied it prospectively. Adoption of this new standard did not have a material impact on the Company’s consolidated financial statements, we have updated our disclosures based on the requirements.
Future Adoption of New Accounting Pronouncement
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). This standard amends the Codification to enhance the disclosure requirements in the notes to the financial statements, of specified information about certain costs and expenses in interim and year-end reporting periods. This standard will be effective for annual periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Early adoption of this standard is permitted. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements.
NOTE 3 — CUSTOMER CONCENTRATION
Onity
Onity Group Inc. (together with its subsidiaries, “Onity”) (formerly Ocwen Financial Corporation, or “Ocwen”) is a residential mortgage loan servicer of mortgage servicing rights (“MSRs”) it owns, including those MSRs in which others have an economic interest, and a subservicer of loans owned by others.
During the year ended December 31, 2024, Onity was our largest customer, accounting for 44% of our total revenue. Onity purchases certain mortgage services from us under the terms of services agreements and amendments thereto (collectively, the “Onity Services Agreements”) with terms extending through August 2030. Certain of the Onity Services Agreements contain a “most favored nation” provision and also grant the parties the right to renegotiate pricing, among other things.
Revenue from Onity primarily consists of revenue earned from the loan portfolios serviced and subserviced by Onity when Onity engages us as the service provider, and revenue earned directly from Onity, pursuant to the Onity Services Agreements. For the years ended December 31, 2024 and 2023, we recognized revenue from Onity of $70.4 million and $63.2 million, respectively. Revenue from Onity as a percentage of segment and consolidated revenue was as follows for the years ended December 31:

	2024	2023

Servicer and Real Estate	55%	55%
Origination	0%	0%
Corporate and Others	—%	—%
Consolidated revenue	44%	44%

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
We earn additional revenue related to the portfolios serviced and subserviced by Onity when a party other than Onity or the MSR owner selects Altisource as the service provider. For the years ended December 31, 2024 and 2023, we recognized $9.6 million and $9.2 million, respectively, of such revenue. These amounts are not included in deriving revenue from Onity and revenue from Onity as a percentage of revenue discussed above.
As of December 31, 2024, accounts receivable from Onity totaled $4.4 million, $3.1 million of which was billed and $1.3 million of which was unbilled. As of December 31, 2023, accounts receivable from Onity totaled $3.4 million, $2.2 million of which was billed and $1.2 million of which was unbilled.
Rithm
Rithm Capital Corp. (individually, together with one or more of its subsidiaries or one or more of its subsidiaries individually, “Rithm”) is an asset manager focused on the real estate and financial services industries.
Onity has disclosed that Rithm is one of its largest servicing clients. As of December 31, 2024, Onity reported that approximately 14% of loans serviced and subserviced by Onity (measured in unpaid principal balance (“UPB”)) and approximately 63% of all delinquent loans that Onity services were related to Rithm MSRs or rights to MSRs (the “Subject MSRs”).
Rithm purchases brokerage services for real estate owned (“REO”) exclusively from us, irrespective of the subservicer, subject to certain limitations, for certain MSRs set forth in and pursuant to the terms of a Cooperative Brokerage Agreement, as amended, and related letter agreement (collectively, the “Rithm Brokerage Agreement”) with terms extending through August 2025.
For the years ended December 31, 2024 and 2023, we recognized revenue from Rithm of $2.3 million and $2.8 million, respectively, under the Rithm Brokerage Agreement. For the years ended December 31, 2024 and 2023, we recognized additional revenue of $10.8 million and $12.6 million, respectively, relating to the Subject MSRs when a party other than Rithm selects Altisource as the service provider.
NOTE 4 — ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consists of the following as of December 31:

(in thousands)	2024	2023

Billed	$10,728	$9,826
Unbilled	7,446	4,979
	18,174	14,805
Less: Allowance for credit losses	(3,124)	(3,123)

Total	$15,050	$11,682
Unbilled accounts receivable consist primarily of certain real estate asset management services, REO and foreclosure sales, title and closing services, for which we generally recognize revenue when the service is provided but collect upon closing of the sale, as well as foreclosure trustee services and the recently launched property renovation services, for which we generally recognize revenues over the service delivery period but bill following completion of the service. We also include amounts in unbilled accounts receivable that are earned during a month and billed in the following month. As of January 1, 2024, gross accounts receivable totaled $14.8 million, $9.8 million of which was billed and $5.0 million of which was unbilled, less allowance for credit losses of $3.1 million, resulting in net accounts receivable of $11.7 million. As of January 1, 2023, accounts receivable totaled $17.4 million, $12.0 million of which was billed and $5.4 million of which was unbilled, less allowance for credit losses of $4.4 million, resulting in net accounts receivable of $13.0 million. The increase in unbilled accounts receivable in 2024 relates to the recently launched residential real estate renovation services. We are exposed to credit losses through our sales of products and services to our customers which are recorded as accounts receivable, net on the Company’s consolidated financial statements. We monitor and estimate the allowance for credit losses based on our historical write-offs, historical collections, our analysis of past due accounts based on the contractual terms of the receivables, relevant market and industry reports and our assessment of the economic status of our customers, if known. Estimated credit losses are written off in the period in which the financial asset is determined to be no longer collectible. There can be no assurance that actual results will not differ from estimates or that consideration of these factors in the future will not result in an increase or decrease to our allowance for credit losses.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
Changes in the allowance for expected credit losses consist of the following:

		Additions
(in thousands)	Balance at Beginning of Period	Charged to Expenses	Deductions Note(1)	Balance at End of Period

Allowance for expected credit losses:

Year ended December 31, 2024	$3,123	$840	$839	$3,124
Year ended December 31, 2023	4,363	858	2,098	3,123

______________________________________
(1) Amounts written off as uncollectible or transferred to other accounts or utilized.
NOTE 5 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following as of December 31:

(in thousands)	2024	2023

Prepaid expenses	$3,620	$3,722
Income taxes receivable	1,043	325
Indemnity escrow receivable from Pointillist sale	—	3,201
Maintenance agreements, current portion	962	1,327
Restricted cash	23	23
Other current assets	592	2,738

Total	$6,240	$11,336
NOTE 6 — PREMISES AND EQUIPMENT, NET
Premises and equipment, net consists of the following as of December 31:

(in thousands)	2024	2023

Computer hardware and software	$46,074	$46,519
Leasehold improvements	709	1,011
Furniture and fixtures	72	102
Office equipment and other	17	17
	46,872	47,649
Less: Accumulated depreciation and amortization	(46,171)	(45,940)

Total	$701	$1,709
Depreciation and amortization expense amounted to $1.0 million and $2.4 million for the years ended December 31, 2024 and 2023, respectively, and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying consolidated statements of operations and comprehensive loss.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
Premises and equipment, net consist of the following by country as of December 31:

(in thousands)	2024	2023

Luxembourg	$554	$1,131
India	124	492
United States	23	64
Uruguay	—	22

Total	$701	$1,709
NOTE 7 — RIGHT-OF-USE ASSETS UNDER OPERATING LEASES, NET
Right-of-use assets under operating leases, net consists of the following as of December 31:

(in thousands)	2024	2023

Right-of-use assets under operating leases	$6,177	$7,242
Less: Accumulated amortization	(3,934)	(3,863)

Total	$2,243	$3,379
Amortization of operating leases was $1.5 million and $1.8 million for the years ended December 31, 2024 and 2023, respectively, and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying consolidated statements of operations and comprehensive loss.
NOTE 8 — GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following is a summary of goodwill by segment:

(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Total

Balance as of December 31, 2024 and 2023	$30,681	$25,279	$—	$55,960
We determined that each reportable segment represents a reporting unit. Goodwill was allocated to each reporting unit based on the relative fair value of each of our reporting units.
Intangible Assets, net
Intangible assets, net consist of the following as of December 31:

	Weighted average estimated useful life (in years)	Gross carrying amount		Accumulated amortization		Net book value
(in thousands)		2024	2023	2024	2023	2024	2023

Definite lived intangible assets:
Customer related intangible assets	9	$213,912	$214,307	$(203,221)	$(200,656)	$10,691	$13,651
Operating agreement	20	35,000	35,000	(26,104)	(24,354)	8,896	10,646
Trademarks and trade names	16	9,709	9,709	(7,828)	(7,458)	1,881	2,251

Total		$258,621	$259,016	$(237,153)	$(232,468)	$21,468	$26,548

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
Amortization expense for definite lived intangible assets was $5.1 million and $5.2 million for the years ended December 31, 2024 and 2023, respectively. Forecasted annual definite lived intangible asset amortization expense for 2025 through 2029 is $5.1 million, $4.9 million, $4.7 million, $4.4 million and $2.1 million, respectively.
NOTE 9 — OTHER ASSETS
Other assets consist of the following as of December 31:

(in thousands)	2024	2023

Restricted cash	$2,866	$2,871
Security deposits	332	397
Surety bond collateral	2,000	2,000
Other	1,306	1,462

Total	$6,504	$6,730
NOTE 10 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable and accrued expenses consist of the following as of December 31:

(in thousands)	2024	2023

Accounts payable	$17,887	$15,275
Accrued expenses - general	9,591	8,637
Accrued salaries and benefits	5,022	5,048
Income taxes payable	1,012	1,128

Total	$33,512	$30,088
Other current liabilities consist of the following as of December 31:

(in thousands)	2024	2023

Operating lease liabilities	$1,495	$1,570
Revolving loan agreement	992	—
Other	751	907

Total	$3,238	$2,477
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
Altisource’s obligation under the Revolving Loan Agreement is secured by certain receivables related to the Company’s residential real estate renovation services business. The outstanding balance on the Revolving Loan Agreement is due and payable on the maturity date.
As of December 31, 2024, there was $1.0 million outstanding debt under the Revolving Loan Agreement which is included in other current liabilities in the accompanying consolidated balance sheet.
NOTE 11 — LONG-TERM DEBT
Long-term debt consists of the following as of December 31:

(in thousands)	2024	2023

Senior secured term loans	$232,800	$224,085
Less: Debt issuance and amendment costs, net	(884)	(3,318)
Less: Unamortized discount, net	(1,372)	(5,152)
Net long-term debt	230,544	215,615
Less: Current portion of long-term debt	(230,544)	—

Total long-term debt, less current portion	$—	$215,615
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
Through March 29, 2023, the SSTL’s interest rate was the Adjusted Eurodollar Rate plus 4.00%. Beginning March 30, 2023, the SSTL bears interest at rates based upon, at our option, the Secured Overnight Financing Rate (“SOFR”) or the Base Rate, as defined in the Amended Credit Agreement. SOFR-based term loans bear interest at a rate per annum equal to SOFR plus 5.00% payable in cash plus a payable in kind (“PIK”) component. Base Rate-based term loans bear interest at a rate per

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
annum equal to the Base Rate plus 4.00% payable in cash plus a PIK component. The PIK component of the interest rate was subject to adjustment based on the amount of Aggregate Paydowns. Since Aggregate Paydowns were $20 million in the first quarter of 2023 and an additional $10 million in the third quarter of 2023, the PIK component was 4.50% for the period March 30, 2023 through June 30, 2023 and 3.75% for periods thereafter. The interest rate as of December 31, 2024, including the PIK component, was 13.45%.
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
The Amended Credit Agreement contains certain events of default including (i) failure to pay principal when due or interest or any other amount owing on any other obligation under the Amended Credit Agreement within five days of becoming due, (ii) material incorrectness of representations and warranties when made, (iii) breach of certain other covenants, subject to cure periods described in the Amended Credit Agreement, (iv) failure to pay principal or interest on any other debt that equals or exceeds $5 million when due, (v) default on any other debt that equals or exceeds $5 million that causes, or gives the holder or holders of such debt the ability to cause, an acceleration of such debt, (vi) occurrence of a Change of Control, (vii) bankruptcy and insolvency events, (viii) entry by a court of one or more judgments against us in an aggregate amount in excess of $10 million that remain unbonded, undischarged or unstayed for a certain number of days after the entry thereof, (ix) the occurrence of certain ERISA events, (x) the failure of certain Loan Documents to be in full force and effect and (xi) failure to comply in any material respects with the terms of the Penny Warrants (as defined below) or the purchase agreement with respect to the Penny Warrants. If any event of default occurs and is not cured within applicable grace periods set forth in the Amended Credit Agreement or waived, all loans and other obligations could become due and immediately payable and the facility could be terminated.
The lenders under the Amended Credit Agreement received Penny Warrants to purchase shares of Altisource common stock. The number of Warrant Shares is subject to reduction based on the amount of Aggregate Paydowns (see Note 12 for additional information). The fair value of the Penny Warrants on February 14, 2023 was $8.1 million and was recorded as an increase in debt discount.
In connection with Amendment No. 2 to the Credit Agreement in 2023, the Company paid $4.9 million to the lenders and to third parties on behalf of the lenders. The $4.9 million payment was recorded as an increase in debt issuance and amendment costs. In connection with Amendment No. 2 to the Credit Agreement, the Company paid $3.4 million to advisors and recorded these payments as other expense in the consolidated statements of operations and comprehensive loss.
Deer Park Road Management Company, L.P. (together with its affiliates and managed funds, “Deer Park”), a related party, owns approximately 16% of Altisource’s common stock as of December 31, 2024 and 2023, and $42.1 million and $40.6 million of Altisource debt under the Amended Credit Agreement as of December 31, 2024 and 2023, respectively. An employee of Deer Park is a member of Altisource’s Board of Directors. In connection with the Amended Credit Agreement, Deer Park received 292 thousand Penny Warrants in 2023. During the year ended December 31, 2024 and 2023, Deer Park received interest of $4.3 million and $4.1 million, respectively from the Altisource SSTL.
As of December 31, 2024, debt issuance and amendment costs were $0.9 million, net of $8.5 million of accumulated amortization. As of December 31, 2023, debt issuance and amendment costs were $3.3 million, net of $6.1 million of accumulated amortization.
On February 19, 2025, Altisource Portfolio Solutions S.A. and its wholly-owned subsidiary, Altisource S.a r.l., entered into agreements with 100% of the lenders under the Company’s senior secured term loans (the “Lenders”). Under these agreements,

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
the Lenders exchanged the Company’s senior secured term loans with an outstanding balance of $232.8 million for a $160.0 million new first lien loan (the “New Facility”) and 58.2 million common shares of Altisource (the “Debt Exchange Shares”). The New Facility is comprised of a $110.0 million interest-bearing loan (the “New Debt”) and a $50.0 million non-interest-bearing exit fee (the “Exit Fee”). See Note 24, Subsequent Events.
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
As of December 31, 2024 and 2023, there was no outstanding debt under the Amended Revolver. As of December 31, 2024 debt issuance costs were less than $0.1 million, net of $0.5 million of accumulated amortization. As of December 31, 2023 debt issuance costs were $0.2 million, net of $0.4 million of accumulated amortization. Debt issuance costs for the Amended Revolver and Revolver are included in other assets in the accompanying consolidated balance sheet.
On February 19, 2025, Altisource entered into an agreement to terminate the Amended Revolver. See Note 24, Subsequent Events.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
NOTE 12 — WARRANTS
On February 14, 2023, the lenders under the Amended Credit Agreement (see Note 11 for additional information) received warrants (the “Penny Warrants”) to purchase 3,223,851 shares of Altisource common stock (the “Penny Warrant Shares”) at an exercise price of $0.01 per share. The number of Penny Warrant Shares was subject to reduction based on the amount of Aggregate Paydowns. During 2023, the Company made $30 million of Aggregate Paydowns. Since Aggregate Paydowns were equal to or greater than $30 million, the number of Warrant Shares was reduced to 1,612,705.
The following table summarizes the activity related to our Penny Warrant Shares:

Penny Warrant Shares

Outstanding as of December 31, 2023	1,612,705
Exercised	(96,841)
Outstanding as of December 31, 2024	1,515,864
The Penny Warrants may be exercised at any time on and after February 14, 2024 and prior to their expiration date. The Penny Warrants are exercisable on a cashless basis and are subject to customary anti-dilution provisions. The Penny Warrants, if not previously exercised or terminated, will be automatically exercised on May 22, 2027. The Penny Warrants were subject to a lock-up agreement, subject to customary exceptions, which expired on February 16, 2024.
The Penny Warrants are free standing financial instruments that are legally detachable and separately exercisable from the term loans under the Amended Credit Agreement. At inception, the Penny Warrants were not considered to be indexed to the Company’s stock because the number of Penny Warrant Shares varied based on Aggregate Paydowns. Pursuant to ASC 815-40, Derivatives and Hedging–Contracts in Entity’s Own Equity, the outstanding Penny Warrants were recognized as a warrant liability on the balance sheet based on their inception date fair value and subsequently re-measured at each reporting period with changes recorded as a component of other income (expense) in the statement of operations. On September 18, 2023, the Company reached the $30 million in Aggregate Paydowns threshold and the number of Penny Warrant Shares was no longer variable. As a result, the Penny Warrants were considered to be indexed to the Company’s stock and the warrant liability was reclassified to equity.
The fair value of the warrant liability was based on the number of Penny Warrant Shares that were expected to be exercisable on and after February 14, 2024 and the Altisource share price less $0.01 at the measurement date.
The fair value of the warrant liability at each of the respective valuation dates is summarized below:

Penny Warrant Liability	Penny Warrant Shares based on Aggregate Paydowns	Expected Penny Warrant Shares that will be exercisable on February 14, 2024	Fair Value per Penny Warrant Share	Fair Value (in thousands)

Fair value at initial measurement date of February 14, 2023	3,223,851	1,612,705	$5.02	$8,096
Gain on change in fair value of warrant liability				(1,145)
Fair value at September 18, 2023	1,612,705	1,612,705	$4.31	$6,951
During the year ended December 31, 2023, the Company recorded a gain on changes in fair value of warrant liability of $1.1 million (no comparative amount for the year ended December 31, 2024).
On February 19, 2025, all outstanding Penny Warrants were exercised. See Note 24, Subsequent Events.
On February 18, 2025, the Company’s shareholders also approved proposals to enable, among other things, an issuance of warrants to purchase approximately 114.5 million shares of common stock for $1.20 per share to record and beneficial holders of the following securities of Altisource Portfolio Solutions S.A. (collectively, “Stakeholders”): (i) shares of common stock, (ii) restricted share units (“RSUs”), and (iii) Penny Warrants, in each case, as of 5:00 p.m., New York City time, on February 14, 2025. See Note 24, Subsequent Events.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
NOTE 13 — OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following as of December 31:

(in thousands)	2024	2023

Income tax liabilities	$19,068	$17,506
Operating lease liabilities	831	1,950
Deferred revenue	—	9
Other non-current liabilities	117	45

Total	$20,016	$19,510
NOTE 14 — FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The following table presents the carrying amount and estimated fair value of financial instruments and certain liabilities measured at fair value as of December 31, 2024 and 2023. The following fair values are estimated using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	December 31, 2024				December 31, 2023
(in thousands)	Carrying amount	Fair value			Carrying amount	Fair value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$29,811	$29,811	$—	$—	$32,522	$32,522	$—	$—
Restricted cash	2,889	2,889	—	—	2,894	2,894	—	—
Short-term receivable	—	—	—	—	3,201	—	—	3,201

Liabilities:
Revolving loan agreement	1,000	—	—	1,000	—	—	—	—
Senior secured term loans	232,800	—	128,040	—	224,085	—	177,027	—
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
In connection with the sale of Pointillist on December 1, 2021, $3.5 million was deposited into an escrow account to satisfy certain indemnification claims that may arise on or prior to the first anniversary of the sale closing. The deposit was recorded as a short-term receivable. Altisource received the indemnity escrow, net of $0.7 million of claims, in December 2024. We measure short-term receivables without a stated interest rate based on the present value of the future payments.
There were no transfers between different levels during the periods presented.
Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk primarily consist of cash and cash equivalents and accounts receivable. Our policy is to deposit our cash and cash equivalents with larger, highly rated financial institutions. The Company derived 44% of its revenue from Onity for the year ended December 31, 2024 (see Note 3 for additional information on Onity revenues and accounts receivable balance). The Company strives to mitigate its concentrations of credit risk with respect to accounts receivable by actively monitoring past due accounts and the economic status of larger customers, if known.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
NOTE 15 — SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Common Stock
As of December 31, 2024, we had 100.0 million shares authorized, 30.0 million issued and 27.2 million shares of common stock outstanding. As of December 31, 2023, we had 100.0 million shares authorized, 30.0 million shares issued and 26.5 million shares of common stock outstanding. The holders of shares of Altisource common stock generally are entitled to one vote for each share on all matters voted on by shareholders, and the holders of such shares generally will possess all voting power.
On February 18, 2025, the Company’s shareholders approved an increase in the number of authorized shares from 100.0 million to 250.0 million and a decrease in the par value of the Company’s common stock from $1.00 to $0.01. See Note 24, Subsequent Events.
On February 19, 2025, the Company issued 58.2 million shares of common stock to lenders under the SSTL. See Note 24, Subsequent Events.
Equity Incentive Plan
Our 2009 Equity Incentive Plan (the “Plan”) provides for various types of equity awards, including stock options, stock appreciation rights, stock purchase rights, restricted shares, RSUs and other awards, or a combination of any of the above. Under the Plan, we may grant up to 11.7 million Altisource share-based awards to officers, directors, employees and to employees of our affiliates. As of December 31, 2024, 4.0 million share-based awards were available for future grant under the Plan. Expired and forfeited awards are available for reissuance.
On February 18, 2025, the Company’s shareholders approved an increase in the number of Altisource share-based awards that may be granted from 11.7 million to 16.3 million. See Note 24, Subsequent Events.
Share Repurchase Program
On May 16, 2023, our shareholders approved the renewal and amendment of the share repurchase program previously approved by the shareholders on May 15, 2018. Under the program, we are authorized to purchase up to 3.1 million shares of our common stock, based on a limit of 15% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $25.00 per share, for a period of five years from the date of approval. As of December 31, 2024, approximately 3.1 million shares of common stock remain available for repurchase under the program. There were no purchases of shares of common stock during the years ended December 31, 2024 and 2023. Under the Amended Credit Agreement, we are not permitted to repurchase shares except for limited circumstances.
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
Share-Based Compensation
We issue share-based awards in the form of stock options, restricted shares and RSUs for certain employees, officers and directors. We recognized share-based compensation expense of $4.7 million and $5.1 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, estimated unrecognized compensation costs related to share-based awards amounted to $1.2 million, which we expect to recognize over a weighted average remaining requisite service period of approximately 0.98 years.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
Stock Options
Stock option grants are composed of a combination of service-based, market-based and performance-based options.
Service-Based Options. These options generally vest over three or four years with equal annual vesting and generally expire on the earlier of ten years after the date of grant or following termination of service. A total of 165 thousand service-based options were outstanding as of December 31, 2024.
Market-Based Options. These option grants generally have two components, each of which vests only upon the achievement of certain criteria. The first component, which we refer to as “ordinary performance” grants, generally consists of two-thirds of the market-based grant and begins to vest if the stock price is at least double the exercise price, as long as the stock price realizes a compounded annual gain of at least 20% over the exercise price. The remaining third of the market-based options, which we refer to as “extraordinary performance” grants, generally begins to vest if the stock price is at least triple the exercise price, as long as the stock price realizes a compounded annual gain of at least 25% over the exercise price. Market-based options generally vest in three or four year installments with the first installment vesting upon the achievement of the criteria and the remaining installments vesting thereafter in equal annual installments. Market-based options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service or in the final three years of the option term, in which case vesting will generally continue in accordance with the provisions of the award agreement. A total of 54 thousand market-based options were outstanding as of December 31, 2024.
Performance-Based Options. These option grants generally will vest if certain specific financial measures are achieved; typically with one-fourth vesting on each anniversary of the grant date. The award of performance-based options is adjusted based on the level of achievement specified in the award agreements. If the performance criteria achieved is above threshold performance levels, participants generally have the opportunity to vest in 50% to 200% of the option grants, depending upon performance achieved. If the performance criteria achieved is below a certain threshold, the options are canceled. The options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service in which case vesting will generally continue in accordance with the provisions of the award agreement. There were 461 thousand performance-based options outstanding as of December 31, 2024.
There were no stock option grants during the years ended December 31, 2024 and 2023.
We determined the expected option life of all service-based stock option grants using the simplified method, determined based on the graded vesting term plus the contractual term of the options, divided by two. We use the simplified method because we believe that our historical data does not provide a reasonable basis upon which to estimate expected option life.
The following table summarizes the grant date fair value of stock options that vested during the years ended December 31:

(in thousands, except per share data)	2024	2023

Weighted average grant date fair value of stock options granted per share	$—	$—
Intrinsic value of options exercised	—	—
Grant date fair value of stock options that vested	$98	$98
The following table summarizes the activity related to our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding as of December 31, 2023	739,189	$27.04	4.83	$—
Granted	—	—
Forfeited	(58,947)	88.10

Outstanding as of December 31, 2024	680,242	21.75	3.11	—

Exercisable as of December 31, 2024	536,226	23.29	2.41	—

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
The following table summarizes information about stock options outstanding and exercisable as of December 31, 2024:

	Options outstanding			Options exercisable
Exercise price range (1)	Number	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number	Weighted average remaining contractual life (in years)	Weighted average exercise price

$10.01 — $20.00	245,100	3.69	$15.40	137,436	1.12	$17.96
$20.01 — $30.00	408,110	2.16	24.81	382,758	2.17	24.77
$30.01 — $40.00	27,032	1.65	33.24	16,032	1.64	33.66

	680,242			536,226
______________________________________
(1) These options contain market-based and performance-based components as described above.
The following table summarizes the market prices necessary in order for the market-based options to begin to vest:

	Market-based options
Vesting price	Ordinary performance	Extraordinary performance

$50.01 — $60.00	7,581	4,162
$60.01 — $70.00	7,333	6,250
$80.01 — $90.00	—	3,791
$90.01 — $100.00	—	3,667

Total	14,914	17,870

Weighted average share price	$30.12	$24.60
Other Share-Based Awards
The Company’s other share-based and similar types of awards are comprised of restricted shares and RSUs. The restricted shares and RSUs are comprised of a combination of service-based awards, performance-based awards, market-based awards and performance and market-based awards.
Service-Based Awards. These awards generally vest over one-to-four year periods. A total of 1,507 thousand service-based awards were outstanding as of December 31, 2024.
Performance-Based Awards. These awards generally vest if certain specific financial measures are achieved; generally one-third vests on each anniversary of the grant date or cliff-vest on the third anniversary of the grant date. The number of performance-based restricted shares and RSUs that may vest is based on the level of achievement as specified in the award agreements. If the performance criteria achieved is above certain financial performance levels and Altisource’s share performance is above certain established criteria, participants have the opportunity to vest in up to 150% of the RSU award for certain awards. If the performance criteria achieved is below certain thresholds, the award is canceled. A total of 190 thousand performance-based awards were outstanding as of December 31, 2024.
Market-Based Awards. 50% of these awards generally vest if certain specific market conditions are achieved over a 30-day period and the remaining 50% of these awards generally vest on the one year anniversary of the initial vesting. The Company estimates the grant date fair value of these awards using a lattice (binomial) model. A total of 112 thousand market-based awards were outstanding as of December 31, 2024.
Performance-Based and Market-Based Awards. These awards generally vest if certain specific financial measures are achieved and if certain specific market conditions are achieved. If the performance criteria achieved is above certain financial performance levels and Altisource’s share performance is above certain established criteria, participants have the opportunity to vest in up to 300% of the RSU award for certain awards. If the performance criteria or the market criteria is below certain thresholds, the award is canceled. The Company estimates the grant date fair value of these awards using a

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
Monte Carlo simulation model. A total of 189 thousand performance-based and market-based awards were outstanding as of December 31, 2024.
The Company granted 1,725 thousand RSUs (at a weighted average grant date fair value of $2.39 per share) during the year ended December 31, 2024. These grants included 88 thousand performance-based awards and 88 thousand awards that include both a performance condition and a market condition. The Company granted 891 thousand RSUs (at a weighted average grant date fair value of $4.82 per share) during the year ended December 31, 2023. These grants included 57 thousand performance-based awards and 57 thousand awards that include both a performance condition and a market condition.
The following table summarizes the activity related to our restricted shares and RSUs:

Number of restricted shares and restricted share units

Outstanding as of December 31, 2023	1,262,742
Granted	1,724,910
Issued	(633,597)
Forfeited / canceled	(356,168)

Outstanding as of December 31, 2024	1,997,887
The following assumptions were used to determine the fair values for the awards that include both a performance condition and a market condition for the years ended December 31:

	2024	2023

Risk-free interest rate (%)	4.09	4.18
Expected stock price volatility (%)	66.24	62.13
Expected dividend yield	—	—
Expected life (in years)	3	3
Fair value	$—	$9.63
On February 13, 2025, the Company granted 4.6 million RSUs (at a weighted average grant date fair value of $1.06 per share) to senior management in connection with the Transactions (defined in Note 24) under the Plan. See Note 24, Subsequent Events.
NOTE 16 — REVENUE
We classify revenue in three categories: service revenue, revenue from reimbursable expenses and non-controlling interests. Service revenue consists of amounts attributable to our fee-based services. Reimbursable expenses and non-controlling interests are pass-through items for which we earn no margin. Reimbursable expenses consist of amounts we incur on behalf of our customers in performing our fee-based services that we pass directly on to our customers without a markup. Non-controlling interests represent the earnings of Lenders One, a consolidated entity that is a mortgage cooperative managed, but not owned, by Altisource. The Lenders One members’ earnings are included in revenue and reduced from net loss to arrive at net loss attributable to Altisource (see Note 2). Our services are provided to customers located in the United States. The components of revenue were as follows for the years ended December 31:

(in thousands)	2024	2023

Service revenue	$150,354	$136,565
Reimbursable expenses	9,592	8,273
Non-controlling interests	188	228

Total	$160,134	$145,066

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
Disaggregation of Revenue
Disaggregation of total revenue by segment and major source was as follows for the years ended December 31:

	2024
(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Servicer and Real Estate	$109,198	$10,741	$9,011	$128,950
Origination	29,940	663	581	31,184
Total revenue	$139,138	$11,404	$9,592	$160,134

	2023
(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Servicer and Real Estate	$95,643	$12,136	$7,688	$115,467
Origination	28,379	635	585	29,599
Total revenue	$124,022	$12,771	$8,273	$145,066
Disaggregation of service revenue by the timing of revenue recognition was as follow for the years ended December 31:

(in thousands)	2024	2023

Over-time revenue recognition	$30,532	$23,595
Point-in-time revenue recognition	119,822	112,970

Total service revenue	$150,354	$136,565
The timing of revenue recognition, billings, and cash collections results in billed accounts receivables, unbilled receivables (presented as unbilled revenue on our condensed consolidated balance sheets), and customer advances (presented as deferred revenue on our condensed consolidated balance sheets), where applicable.
The over-time revenue recognition model consists primarily of the following services for which revenue is recognized over the period during which services are provided:
•For foreclosure trustee services, revenue is recognized as work progresses, in accordance with agreed upon milestones with full recognition upon completion and/or recording the related foreclosure deed.
•For SaaS based technology to manage REO, we recognize revenue over the estimated average number of months the REO properties are on the platform before they are sold.
•For vendor management transactions, revenue is recognized over the period during which services are provided.
•For fund disbursement services, we recognize revenue over the period during which we perform the processing services with full recognition upon completion of the disbursements.
•For residential real estate renovation services, we recognize revenue over time as work is completed, measured by the percentage of work performed relative to the total project. Field inspections by qualified professionals form a fundamental part of the Company’s assessment, measure and documentation of work completed on real estate renovations. As of December 31, 2024, the value of unfulfilled orders amounted to $4.1 million, with the majority of this backlog expected to be completed and recognized as revenue within the first quarter of 2025 and the remainder anticipated to be completed in the second quarter of 2025.
•We recognize membership fees from Lender One members ratably over the term of membership.
•For vendor management oversight software-as-a-service (“SaaS”), we recognize revenue over the period during which we perform the services.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
Transactions with Related Parties
John G. Aldridge, Jr., the Managing Partner of Aldridge Pite LLP (“Aldridge Pite”), is a member of the Board of Directors of Altisource. Aldridge Pite provides eviction and other real estate related services to the Company and pays for the use of certain of the Company’s technology in connection with providing these services. The Company recognized $0.1 million and less than $0.1 million for the years ended December 31, 2024 and 2023, respectively, of service revenue relating to services provided to Aldridge Pite.
Contract Balances
Our contract assets consist of unbilled accounts receivable (see Note 4). Our contract liabilities consist of current deferred revenue and other non-current liabilities as reported on the accompanying consolidated balance sheets. The deferred revenue opening and closing balances are presented below for the years ended December 31:

(in thousands)	2024	2023

Deferred revenue, beginning balance	$3,204	$3,793
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(3,047)	(3,561)
Increase due to billing, excluding amounts recognized as revenue during the period	3,822	2,972
Deferred revenue, ending balance	$3,979	$3,204
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

(in thousands)	2024	2023

Outside fees and services	$59,808	$55,858
Compensation and benefits	29,321	35,396
Technology and telecommunications	11,282	14,196
Reimbursable expenses	9,592	8,273
Depreciation and amortization	602	1,691

Total	$110,605	$115,414
Transactions with Related Parties
The Company recognized $1.0 million and $0.7 million for the years ended December 31, 2024 and 2023, respectively, of cost of revenue relating to services received from Aldridge Pite. As of December 31, 2024, the Company had no payable to Aldridge Pite.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
NOTE 18 — SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses includes payroll and employee benefits associated with personnel employed in executive, sales and marketing, finance, technology, law, compliance, human resources, vendor management, facilities and risk management roles. This category also includes professional services fees, occupancy costs, marketing costs, depreciation and amortization of non-operating assets and other expenses. The components of selling, general and administrative expenses were as follows for the years ended December 31:

(in thousands)	2024	2023

Compensation and benefits	$19,212	$20,879
Professional services	10,118	7,885
Amortization of intangible assets	5,080	5,182
Occupancy related costs	3,556	4,917
Marketing costs	2,051	1,977
Depreciation and amortization	395	701
Other	5,208	4,879

Total	$45,620	$46,420
NOTE 19 — OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following for the years ended December 31:

(in thousands)	2024	2023

Interest income (expense)	$1,029	$1,314
Other, net	1,757	1,474

Total	$2,786	$2,788
NOTE 20 — INCOME TAXES
The components of loss before income taxes and non-controlling interests consist of the following for the years ended December 31:

(in thousands)	2024	2023

Domestic - Luxembourg	$(34,896)	$(56,506)
Foreign - U.S.	(283)	(453)
Foreign - non-U.S.	2,312	4,611

Total	$(32,867)	$(52,348)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
The income tax provision consists of the following for the years ended December 31:

(in thousands)	2024	2023

Current:
Foreign - U.S. federal	$(313)	$(1,014)
Foreign - U.S. state	72	(206)
Foreign - non-U.S.	(3,024)	(2,449)

	$(3,265)	$(3,669)
Deferred:
Foreign - U.S. federal	$458	$257
Foreign - U.S. state	(117)	(11)
Foreign - non-U.S.	343	(291)

	$684	$(45)

Income tax provision	$(2,581)	$(3,714)
On June 30, 2024, we exited the Uruguay free trade zone and, as a result, no longer benefit from the Uruguay tax holiday. The impact of this tax holiday decreased foreign taxes by $0.1 million (less than $0.01 per diluted share) for both the years ended December 31, 2024 and 2023.
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
A summary of the tax effects of the temporary differences is as follows for the years ended December 31:

(in thousands)	2024	2023

Non-current deferred tax assets:
Net operating loss carryforwards	$527,180	$481,741
U.S. federal and state tax credits	622	228
Other non-U.S. deferred tax assets	12,346	12,487
Share-based compensation	1,308	1,420
Accrued expenses	2,308	1,931
Capital loss carryforward	—	10,046
Depreciation	14	8

Non-current deferred tax liabilities:
Intangible assets	(9,141)	(9,122)
Other non-U.S. deferred tax liability	(15)	(433)
Other	(596)	(415)
	534,026	497,891

Valuation allowance	(537,425)	(501,927)

Non-current deferred tax liabilities, net	$(3,399)	$(4,036)
A valuation allowance is provided when it is deemed more likely than not that some portion or all of a deferred tax asset will not be realized. In determining whether a valuation allowance is needed requires an extensive analysis of positive and negative evidence regarding realization of the deferred tax assets and, inherent in that, an assessment of the likelihood of sufficient future taxable income. When there is a cumulative pretax loss for financial reporting for the current and two preceding years (i.e., a three year cumulative loss), this is a significant element of negative evidence that would be difficult to overcome on a more

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
likely than not or any other basis. Therefore, the Company’s valuation allowance was $537.4 million and $501.9 million as of December 31, 2024 and 2023, respectively.
The Company does not recognize deferred taxes on cumulative earnings of its U.S. subsidiaries because the Company intends for those earnings to be indefinitely reinvested. The other non-Luxembourg earnings that are indefinitely reinvested as of December 31, 2024 were approximately $0.1 million which, if distributed, would result in no additional tax due.
The Company had a deferred tax asset of $527.2 million as of December 31, 2024 relating to Luxembourg, U.S. federal, state and foreign net operating losses compared to $481.7 million as of December 31, 2023. As of December 31, 2024 and 2023, a valuation allowance of $526.6 million and $481.0 million, respectively, has been established related to Luxembourg net operating loss (“NOL”). The gross amount of net operating losses available for carryover to future years is approximately $2,112.5 million as of December 31, 2024 and approximately $1,930.0 million as of December 31, 2023. These losses are scheduled to expire between the years 2025 and 2043.
In addition, the Company had a deferred tax asset of $0.8 million as of December 31, 2024 and 2023, relating to state tax credits. Some of the state tax credit carryforwards have an indefinite carryforward period.
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

	2024	2023

Statutory tax rate	24.94%	24.94%
Change in valuation allowance	(110.68)	(186.89)
State tax expense	(0.18)	(0.33)
Uncertain tax positions	(5.02)	(2.98)
Unrealized losses	(27.90)	—
Tax rate differences on foreign earnings	0.89	(1.58)
Tax exempt income	0.04	0.18
Provision to return	0.06	—
Loss on treasury shares	112.55	160.11
Other	(2.55)	(0.54)

Effective tax rate	(7.85)%	(7.09)%
The Company follows ASC Topic 740 which clarifies the accounting and disclosure for uncertainty in tax positions. We analyzed our tax filing positions in the domestic and foreign tax jurisdictions where we are required to file income tax returns as well as for all open tax years subject to audit in these jurisdictions. The Company has open tax years in the United States (2017 through 2023), India (2011 through 2024) and Luxembourg (2017 through 2023).
Under Luxembourg legal and regulatory requirements, the public offering of common stock and the share-based compensation are issued out of treasury shares. The difference between the cost of treasury shares when acquired and when reissued results in tax deductible losses of $26.4 million and $336.0 million for the years ended December 31, 2024 and 2023, respectively.
The following table summarizes changes in unrecognized tax benefits during the years ended December 31:

(in thousands)	2024	2023

Amount of unrecognized tax benefits as of the beginning of the year	$9,208	$9,015
Decreases as a result of tax positions taken in a prior period	(191)	(65)
Increases as a result of tax positions taken in a prior period	1,009	—
Increases as a result of tax positions taken in the current period	214	258

Amount of unrecognized tax benefits as of the end of the year	$10,240	$9,208

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
The total amount of unrecognized tax benefits including interest and penalties that, if recognized, would affect the effective tax rate is $19.2 million and $18.1 million as of December 31, 2024 and 2023, respectively. The Company recognizes interest, if any, related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2024 and 2023, the Company had recorded accrued interest and penalties related to unrecognized tax benefits of $9.1 million and $8.9 million, respectively.
NOTE 21 — LOSS PER SHARE
Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. In accordance with ASC 260, Penny Warrants are included in the calculation of weighted average basic and diluted loss per share for the period that they are classified as equity. For the twelve months ended December 31, 2024, 1.5 million Penny Warrants have been included in the calculation of weighted average basic and diluted loss per share. Diluted net loss per share excludes all dilutive securities because their impact would be anti-dilutive, as described below.
Basic and diluted loss per share are calculated as follows for the years ended December 31:

(in thousands, except per share data)	2024	2023

Net loss attributable to Altisource	$(35,636)	$(56,290)

Weighted average common shares outstanding, basic	28,534	22,418

Weighted average common shares outstanding, diluted	28,534	22,418

Loss per share:
Basic	$(1.25)	$(2.51)
Diluted	$(1.25)	$(2.51)
For the years ended December 31, 2024 and 2023, 2.3 million and 1.6 million, respectively, stock options, restricted shares and RSUs were excluded from the computation of loss per share, as a result of the following:
•For the years ended December 31, 2024, and 2023, 0.7 million and 0.4 million, respectively, stock options, restricted shares and RSUs were anti-dilutive and have been excluded from the computation of diluted loss per share because the Company incurred a net loss
•For the years ended December 31, 2024 and 2023, 0.6 million and 0.3 million, respectively, stock options were anti-dilutive and have been excluded from the computation of diluted loss per share because their exercise price was greater than the average market price of our common stock.
•For the years ended December 31, 2024 and 2023, 1.0 million and 0.9 million, respectively, stock options, restricted shares and RSUs, which begin to vest upon the achievement of certain market criteria related to our common stock price, performance criteria and a total shareholder return compared to the market benchmark, have been excluded from the computation of diluted loss per share because the achievement levels have not yet been met.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
aspects of our business. We believe it is premature to predict the potential outcome or to estimate any potential financial impact in connection with these inquiries.
Onity Related Matters
As discussed in Note 3, during the year ended December 31, 2024, Onity was our largest customer, accounting for 44% of our total revenue. Additionally, 6% of our revenue for the year ended December 31, 2024 was earned on the loan portfolios serviced by Onity, when a party other than Onity or the MSRs owner selected Altisource as the service provider.
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
Onity has disclosed that Rithm is one of its largest servicing clients. As of December 31, 2024, Onity reported that approximately 14% of loans serviced and subserviced by Onity (measured in UPB) and approximately 63% of all delinquent loans that Onity services were related to Rithm MSRs or rights to MSRs.
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
Leases
We lease certain premises and equipment, primarily consisting of office space and information technology equipment. Certain of our leases include options to renew at our discretion or terminate leases early, and these options are considered in our determination of the expected lease term. Certain of our lease agreements include rental payments adjusted periodically for inflation. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. We sublease certain office space to third parties. Sublease income was $0.6 million and $0.2 million for the years

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
ended December 31, 2024 and 2023, respectively. The amortization periods of right-of-use assets are generally limited by the expected lease term. Our leases generally have expected lease terms at adoption of one to six years.
Information about our lease terms and our discount rate assumption were as follows as of December 31:

	2024	2023

Weighted average remaining lease term (in years)	1.87	2.27
Weighted average discount rate	7.93%	6.44%
Our lease activity was as follows for the years ended December 31:

(in thousands)	2024	2023

Operating lease costs:
Selling, general and administrative expense	$1,747	$2,127

Cash used in operating activities for amounts included in the measurement of lease liabilities	$1,794	$2,147
Short-term (twelve months or less) lease costs	20	1,081
Maturities of our lease liabilities as of December 31, 2024 are as follows:

(in thousands)	Operating lease obligations

2025	$1,557
2026	750
2027	104
2028	104
2029	52
Total lease payments	2,567
Less: interest	(241)

Present value of lease liabilities	$2,326
We have executed no standby letters of credit related to office leases that are secured by restricted cash balances.
Escrow and Other Balances
We hold customers’ assets in escrow and other accounts at various financial institutions pending completion of certain real estate activities. These amounts are held in escrow and other accounts for limited periods of time and are not included in the accompanying consolidated balance sheets. Amounts held in escrow and other accounts were $20.4 million and $21.6 million as of December 31, 2024 and 2023, respectively.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
Income (loss) before income taxes and non-controlling interests is the measure of segment profit and loss that is determined in accordance with the measurement principles used in measuring the corresponding amounts in the consolidated financial statements and used by the chief operating decision maker to evaluate segment results.
Financial Information
Financial information for our segments is as follows:

	For the year ended December 31, 2024
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$128,950	$31,184	$—	$160,134
Cost of revenue	79,631	24,473	6,501	110,605
Gross profit (loss)	49,319	6,711	(6,501)	49,529
Selling, general and administrative expenses[1]	11,421	6,584	27,615	45,620
Loss on sale of business[2]	—	—	685	685
Income (loss) from operations	37,898	127	(34,801)	3,224

Other income (expense), net:
Interest income (expense)	(30)	—	(38,847)	(38,877)
Other, net[3]	150	—	2,636	2,786
Total other income (expense), net	120	—	(36,211)	(36,091)

Income (loss) before income taxes and non-controlling interests	$38,018	$127	$(71,012)	$(32,867)

1.Servicer and Real Estate and Origination selling, general and administrative expenses include $1.1 million and $1.0 million of other expenses primarily related to bad debt expense and other operating expenses. Corporate and Others selling, general and administrative expenses include $3.1 million of other expenses primarily related to other operating expenses.
2.Loss on sale of business includes a $0.7 million loss in connection with the indemnity escrow from the Pointillist sale.
3.Servicer and Real Estate other income is primarily interest income. Corporate and Others other income primarily include other non-operating gains and losses.

	For the year ended December 31, 2023
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$115,467	$29,599	$—	$145,066
Cost of revenue	73,746	27,946	13,722	115,414
Gross profit (loss)	41,721	1,653	(13,722)	29,652
Selling, general and administrative expenses[1]	9,622	7,693	29,105	46,420
Income (loss) from operations	32,099	(6,040)	(42,827)	(16,768)

Other income (expense), net
Interest income (expense)	—	—	(36,103)	(36,103)
Change in fair value of warrant liability	—	—	1,145	1,145
Debt amendment costs	—	—	(3,410)	(3,410)
Other, net[2]	—	—	2,788	2,788
Total other income (expense), net	—	—	(35,580)	(35,580)

Income (loss) before income taxes and non-controlling interests	$32,099	$(6,040)	$(78,407)	$(52,348)

1.Servicer and Real Estate and Origination Selling, general and administrative expenses include $0.7 million and $1.4 million of other expenses primarily related to bad debt expense and other operating expenses. Corporate and Others other selling, general and administrative expenses include $2.8 million of other expenses primarily related to other operating expenses.
2.Corporate and Others other income primarily include other non-operating gains and losses.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
Total Assets
Total assets for our segments are as follows:

(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Total assets:
December 31, 2024	$58,000	$47,251	$38,355	$143,606
December 31, 2023	57,535	50,431	46,892	154,858
NOTE 24 — SUBSEQUENT EVENTS
In April 2018, Altisource Portfolio Solutions S.A. and its wholly-owned subsidiary, Altisource S.à r.l. (the “Borrower”), entered into the Credit Agreement. Under the Credit Agreement, Altisource borrowed $412 million in the form of the SSTL. Effective February 14, 2023, Altisource Portfolio Solutions S.A. and Altisource S.à r.l. entered into the Amended Credit Agreement.
On December 16, 2024, Altisource Portfolio Solutions S.A. and the Borrower entered into that certain Transaction Support Agreement, dated as of December 16, 2024 (the “Transaction Support Agreement”), with certain holders of the Company’s SSTL under the Amended Credit Agreement.
The transactions described below (the “Transactions”) were conducted pursuant to the Transaction Support Agreement.
On February 13, 2025, the Company granted approximately 4.6 million RSUs (at a weighted average grant date fair value of $1.06 per share) under the Company’s 2009 Equity Incentive Plan (the “Equity Plan”) to senior management in connection with the Transactions.
On February 18, 2025, the Company’s shareholders approved an increase in the number of authorized shares of Altisource Portfolio Solutions S.A. common stock (“common stock”) from 100.0 million to 250.0 million, a decrease in the par value of the Company’s common stock from $1.00 to $0.01 and an increase the number of shares of common stock reserved for issuance under the Equity Plan from approximately 11.7 million to approximately 16.3 million.
On February 18, 2025, the Company’s shareholders also approved proposals to enable, among other things, an issuance of warrants (the “Warrant Distribution”) to purchase approximately 114.5 million shares of common stock for $1.20 per share, subject to adjustment (the “Stakeholder Warrants”) to Stakeholders: (i) shares of common stock, (ii) RSUs, and (iii) Penny Warrants, in each case, as of 5:00 p.m., New York City time, on February 14, 2025 (such date and time, the “Distribution Record Date”). Subject to the right of the Board of Directors to change the Distribution Record Date, the issuance of Stakeholder Warrants shall occur on a date to be subsequently determined by the Board of Directors that will be within 60 days after the Distribution Record Date (i.e., by April 15, 2025). Fifty percent of the Stakeholder Warrants will expire on April 2, 2029 and require settlement through the cash payment to the Company of the exercise price of such Stakeholder Warrant (“Cash Exercise Stakeholder Warrants”). Fifty percent of the Stakeholder Warrants will expire on April 30, 2032 and require settlement through the forfeiture of shares of common stock to the Company equal to the exercise price of such Stakeholder Warrants. Pursuant to the Warrant Distribution, each Stakeholder is expected to receive: one Cash Exercise Stakeholder Warrant to purchase 1.625 shares of our common stock and one Net Settle Stakeholder Warrant to purchase 1.625 shares of our common stock for each (a) share of common stock held as of the Distribution Record Date, (b) RSU held as of the Distribution Record Date and (c) share of common stock that could be acquired upon exercise of Penny Warrants held as of the Distribution Record Date. The Stakeholder Warrants are expected to be exercisable on the later of (i) 90 days after their issuance and (ii) first date on which the VWAP (as defined in the Warrant Agent Agreement for the Stakeholder Warrants (the “Warrant Agent Agreement”)) of the common stock equals or exceeds the Implied Per Share Exercise Price (as such term is defined in the Warrant Agent Agreement) of the Stakeholder Warrants, which is expected to initially be $1.20, for a period of fifteen consecutive trading days (the “VWAP Condition”).
On February 18, 2025, the Lenders exercised Penny Warrants for approximately 1.5 million shares of common stock.
On February 19, 2025, Altisource Portfolio Solutions S.A. and the Borrower entered into agreements with the Lenders under the Amended Credit Agreement. Under these agreements, the Lenders exchanged the SSTL with an outstanding balance of $232.8 million for a $160.0 million New Facility and 58.2 million Debt Exchange Shares. The New Facility is comprised of a $110.0 million New Debt and a $50.0 million Exit Fee. The following is a summary of certain terms of the New Facility:
•$158.6 million of the New Facility matures on April 30, 2030 and $1.4 million of the New Facility matures on January 15, 2029

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
•The interest rate on the New Debt is the SOFR plus 6.50% per annum with a 3.50% SOFR floor
•The interest rate on the Exit Fee is 0%
•All mandatory and voluntary prepayments under the New Facility are allocated between the New Debt and the Exit Fee on a pro rata basis
•The principal amortization of the New Facility is 1.0% of the New Debt per year
•A minimum of 95% of the net proceeds the Company receives from the exercise of Cash Exercise Stakeholder Warrants (defined below) are to be used to prepay the New Facility
•Beginning with the fiscal year ending December 31, 2025, the lesser of (a) 75% of the aggregate Excess Cash Flow (as defined in the credit agreement) for the most recently ended fiscal year of the Company for which financial statements have been delivered and (b) such amount which, immediately after giving effect to such repayment, would result in the Company having no less than $30 million of total cash on its balance sheet, shall be applied first to the prepayment of the Super Senior Facility (defined below) and, second, to the prepayment of the New Facility
The payment of all amounts owing by the Borrower under the New Facility is guaranteed by Altisource Portfolio Solutions S.A. and the Guarantors and is secured by a lien on substantially all of the assets of the Borrower, Altisource and the other Guarantors, subject to certain exceptions. The liens securing the New Facility are junior to the liens securing the Super Senior Facility (defined below) pursuant to, and as set forth in, an intercreditor agreement.
Pursuant to the terms of the Exchange Agreement, dated February 19, 2025, by and among the Borrower and Altisource Portfolio Solutions S.A., on the one hand, and the Lenders, on the other hand, with limited exceptions, the Lenders may not, among other things, sell, offer to sell, grant any option to purchase or otherwise dispose of any Debt Exchange Shares, without the prior written consent of Altisource Portfolio Solutions S.A., until the date that is the earlier of (i) September 17, 2025 or (ii) the date on which Altisource Portfolio Solutions S.A. completes a liquidation, merger, stock exchange or other similar transaction that results in all of Altisource’s shareholders having the right to exchange their shares of common stock for cash, securities or other property (“Lock-Up”).
On February 19, 2025, Altisource Portfolio Solutions S.A. and the Borrower also entered into a $12.5 million super senior credit facility (the “Super Senior Facility”) to fund transaction costs related to the Transactions (defined below) and for general corporate purposes. The following is a summary of certain terms of the Super Senior Facility:
•The maturity date of the Super Senior Facility is February 19, 2029
•The original issue discount on the Super Senior Facility is 10.0%
•The interest rate on the Super Senior Facility is SOFR plus 6.50% with a 3.50% SOFR floor
•Beginning with the fiscal year ending December 31, 2025, the lesser of (a) 75% of the aggregate Excess Cash Flow (as defined in the credit agreement) for the most recently ended fiscal year of the Company for which financial statements have been delivered and (b) such amount which, immediately after giving effect to such repayment, would result in the Company having no less than $30 million of total cash on its balance sheet, shall be applied first to the prepayment of the Super Senior Facility and, second, to the prepayment of the New Facility
On February 19, 2025, Altisource entered into an agreement to terminate the $15.0 million revolving credit facility with STS Master Fund, Ltd, an investment fund managed by Deer Park Road Management Company, L.P.

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
As of December 31, 2024, an evaluation was conducted under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of December 31, 2024.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B.    OTHER INFORMATION
Director and Officer Trading Arrangements
During the three months ended December 31, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C.    DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2025 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.
The Company maintains an insider trading policy designed to ensure compliance with applicable securities laws by its directors, executive officers, and employees. This policy governs the purchase, sale, and other dispositions of the Company’s securities and is intended to promote ethical conduct and prevent insider trading. The full text of the insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2025 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2025 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2025 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2025 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this annual report.

1.	Financial Statements

See Item 8 above.

2.	Financial Statement Schedules:

Financial statements schedules are omitted because they are not required or applicable or the required information is included elsewhere in this Annual Report on Form 10-K.

3.	Exhibits:

Exhibit Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of Altisource Portfolio Solutions S.A. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on February 24, 2025)

4.1	Form of Warrant issued February 14, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 21, 2023)

10.1
Services Agreement, dated as of August 10, 2009, by and between Altisource Solutions S.à r.l. and Ocwen Financial Corporation (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K as filed with the SEC on August 13, 2009)

10.2
Intellectual Property Agreement, dated as of August 10, 2009, by and between Altisource Solutions S.à r.l. and Ocwen Financial Corporation (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K as filed with the SEC on August 13, 2009)

10.3 †
Employment Contract between Altisource Solutions S.à r.l. and William B. Shepro (incorporated by reference from Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form 10 of Altisource Portfolio Solutions S.A. as filed with the SEC on June 29, 2009)

10.4 †
First Amendment to the Employment Contract dated as of August 15, 2012 between Altisource Solutions S.à r.l. and William B. Shepro (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on August 20, 2012)

10.5
Services Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on October 5, 2012)

10.6
First Amendment to Services Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed with the SEC on October 5, 2012)

10.7
Second Amendment to Services Agreement, dated as of March 29, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on April 4, 2013)

10.8
First Amendment to Services Agreement, dated as of March 29, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed with the SEC on April 4, 2013)

10.9 †	Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed with the SEC on July 23, 2015)

10.10 †	Form of Director Restricted Share Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on August 24, 2016)

10.11 †	Form of Non-Qualified Stock Option Award Agreement (2017 Performance-Based Stock Options) (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on April 13, 2017)

10.12 †	Form of Non-Qualified Stock Option Award Agreement (Service Revenue Stock Options) (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on April 13, 2017)

10.13 **
Cooperative Brokerage Agreement, dated as of August 28, 2017, between REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.8 of the Company’s Form 10-Q filed with the SEC on October 26, 2017)

10.14 **
Letter Agreement, dated as of August 28, 2017, between New Residential Investment Corp., New Residential Mortgage LLC, REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-Q filed with the SEC on October 26, 2017)

10.15 **
First Amendment to the Cooperative Brokerage Agreement, dated as of November 16, 2017, between REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.71 of the Company’s Form 10-K filed with the SEC on February 22, 2018)

10.16 **
Second Amendment to the Cooperative Brokerage Agreement, dated as of January 18, 2018, between REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.72 of the Company’s Form 10-K filed with the SEC on February 22, 2018)

10.17
Third Amendment to the Cooperative Brokerage Agreement, dated as of March 23, 2018, between REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed with the SEC on April 26, 2018)

10.18 †	Form of Non-Qualified Stock Option Award Agreement (2018 Performance-Based Stock Options) (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed with the SEC on April 26, 2018)

10.19 †	Form of Restricted Share Unit Award Agreement (2018 Service-Based Restricted Share Units) (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed with the SEC on April 26, 2018)

10.20
Fourth Amendment to the Cooperative Brokerage Agreement, dated as of September 11, 2018, between REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed with the SEC on October 25, 2018)

10.21 †
Second Amended and Restated Employment Contract dated as of November 6, 2018 between Altisource Solutions S.à r.l. and Gregory J. Ritts (incorporated by reference to Exhibit 10.78 of the Company’s Form 10-K filed with the SEC on February 26, 2019)

10.22 **
Binding Term Sheet dated as of February 22, 2019 between Altisource S.à r.l., Ocwen Financial Corporation and Ocwen Mortgage Servicing, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed with the SEC on April 25, 2019)

10.23 †
Form of Restricted Stock Unit Award Agreement Pursuant to Altisource’s 2009 Equity Incentive Plan and 2019 Long Term Equity Incentive Program (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed with the SEC on April 25, 2019)

10.24 †
Form of Restricted Stock Unit Award Agreement Pursuant to Altisource’s 2009 Equity Incentive Plan and 2018 Annual Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q filed with the SEC on April 25, 2019)

10.25
Binding Term Sheet dated as of May 5, 2021 between Altisource S.à r.l., Ocwen Financial Corporation and Ocwen USVI Services, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed with the SEC on May 10, 2021)

10.26 †
Director Restricted Share Award Agreement dated as of April 13, 2022 between Mary C. Hickok and Altisource Portfolio Solutions S.A. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed with the SEC on April 28, 2022)

10.27 * †
Altisource Portfolio Solutions S.A. Amended and Restated 2009 Equity Incentive Plan, dated as of February 18, 2025 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed February 18, 2025)

10.28 **
Exchange First Lien Loan Credit Agreement, dated February 19, 2025 by and among Altisource S.à r.l. and Altisource Portfolio Solutions S.A., Cantor Fitzgerald Securities, as Administrative Agent and Collateral Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed with the SEC on February 25, 2025)

10.29 **
Super Senior Loan Credit Agreement, dated as of February 19, 2025 by and among Altisource S.à r.l. and Altisource Portfolio Solutions S.A., Cantor Fitzgerald Securities, as Administrative Agent and Collateral Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed with the SEC on February 25, 2025)

10.30
Exchange Agreement, dated as of February 19, 2025 by and among Altisource S.à r.l. and Altisource Portfolio Solutions S.A., and the Lenders party thereto (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed with the SEC on February 25, 2025)

10.31
Registration Rights Agreement, dated as of February 19, 2025 by and among Altisource Portfolio Solutions S.A. and the investors party thereto (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K filed with the SEC on February 25, 2025)

10.32	Form of Director Nomination Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed with the SEC on February 25, 2025)

10.33 * †	Form of Restricted Stock Award Agreement (Service-Based Restricted Shares)

19.1 *	Prevention of Insider Trading and Other Prohibitions

21.1 *	Subsidiaries of the Registrant

23.1 *	Consent of Independent Registered Public Accounting Firm (RSM US LLP)

31.1 *	Section 302 Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2 *	Section 302 Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1 *	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 is formatted in Inline XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023; (ii) Consolidated Statements of Operations and Comprehensive Loss for each of the years in the two-year period ended December 31, 2024; (iii) Consolidated Statements of Equity (Deficit) for each of the years in the two-year period ended December 31, 2024 (iv) Consolidated Statements of Cash Flows for each of the years in the two-year period ended December 31, 2024; (v) Notes to Consolidated Financial Statements; and (vi) Financial Statement Schedule.

104*	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101
______________________________________

*	Filed herewith

**	The schedules and exhibits to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of omitted schedules and exhibits upon request by the SEC.

†	Denotes management contract or compensatory arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 31, 2025

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

Signature	Title	Date

/s/ William B. Shepro	Chairman and Chief Executive Officer	March 31, 2025
William B. Shepro	(Principal Executive Officer)

/s/ Joseph L. Morettini	Director	March 31, 2025
Joseph L. Morettini

/s/ Roland Müller-Ineichen	Director	March 31, 2025
Roland Müller-Ineichen

/s/ John G. Aldridge	Director	March 31, 2025
John G. Aldridge

/s/ Mary Hickok	Director	March 31, 2025
Mary Hickok

/s/ Michelle D. Esterman	Chief Financial Officer	March 31, 2025
Michelle D. Esterman	(Principal Financial Officer and Principal Accounting Officer)