Form 10-K/A
period 2024-12-31
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
filed 2025-04-01
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)

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

EXPLANATORY NOTE

Altisource Portfolio Solutions S.A., (the “Company,” “we,” “us” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2024. We are filing this Amendment No. 1 to the Form 10-K (“Form 10-K/A” and, together with the Form 10-K, the “Annual Report”) solely for the purpose of filing Exhibit 97.1, which was inadvertently omitted from the Form 10-K. Accordingly, this Form 10-K/A consists solely of the cover page, this explanatory note, the exhibit index, and the exhibits filed herewith.
Except as expressly noted in this Form 10-K/A, this Form 10-K/A does not reflect events occurring after the original filing of our Form 10-K or modify or update in any way any of the other disclosures contained in our Form 10-K including, without limitation, the financial statements or other financial information included therein. Accordingly, this Form 10-K/A should be read in conjunction with our Form 10-K and our other filings with the SEC.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this annual report.

1.	Financial Statements

No financial Statements are filed with this Form 10-K/A. See the consolidated financial statements of Altisource Portfolio Solutions S.A. included in Part II, Item 8 of the Form 10-K.

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

10.27 †
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

10.32	Form of Director Nomination Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed with the SEC on February 25, 2025)

10.33 †	Form of Restricted Stock Award Agreement (Service-Based Restricted Shares) (incorporated by reference to Exhibit 10.33 of the Company’s Form 10-K filed with the SEC on March 31, 2025)

19.1	Prevention of Insider Trading and Other Prohibitions (incorporated by reference to Exhibit 19.1 of the Company’s Form 10-K filed with the SEC on March 31, 2025)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Company’s Form 10-K filed with the SEC on March 31, 2025)

23.1	Consent of Independent Registered Public Accounting Firm (RSM US LLP) (incorporated by reference to Exhibit 23.1 of the Company’s Form 10-K filed with the SEC on March 31, 2025)

31.1 *	Section 302 Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2 *	Section 302 Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1 ***	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1 *	Clawback Policy

101*
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 31, 2025 is formatted in Inline XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023; (ii) Consolidated Statements of Operations and Comprehensive Loss for each of the years in the two-year period ended December 31, 2024; (iii) Consolidated Statements of Equity (Deficit) for each of the years in the two-year period ended December 31, 2024 (iv) Consolidated Statements of Cash Flows for each of the years in the two-year period ended December 31, 2024; (v) Notes to Consolidated Financial Statements; and (vi) Financial Statement Schedule.

104*	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101
______________________________________

*	Filed herewith

**	The schedules and exhibits to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of omitted schedules and exhibits upon request by the SEC.

***	Previously filed.

†	Denotes management contract or compensatory arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: April 1, 2025

Altisource Portfolio Solutions S.A.

By:	/s/ William B. Shepro
	Name:	William B. Shepro
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michelle D. Esterman
	Name:	Michelle D. Esterman
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)