Form 10-Q
period 2025-03-31
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
filed 2025-05-01
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
(352) 2060 2055
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	ASPS	NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of April 28, 2025, there were 87,589,517 outstanding shares of the registrant’s common stock (excluding 540,249 shares held as treasury stock).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	March 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$30,817	$29,811
Accounts receivable, net of allowance for credit losses of $2,628 and $3,124, respectively	18,188	15,050
Prepaid expenses and other current assets	5,904	6,240
Total current assets	54,909	51,101

Premises and equipment, net	541	701
Right-of-use assets under operating leases	1,922	2,243
Goodwill	55,960	55,960
Intangible assets, net	20,198	21,468
Deferred tax assets, net	5,630	5,629
Other assets	6,499	6,504

Total assets	$145,659	$143,606

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$33,927	$33,512
Current portion of long-term debt	1,225	230,544
Deferred revenue	3,594	3,979
Other current liabilities	3,431	3,238
Total current liabilities	42,177	271,273

Long-term debt	193,732	—
Deferred tax liabilities, net	9,074	9,028
Other non-current liabilities	19,705	20,016

Commitments, contingencies and regulatory matters (Note 21)

Deficit:
Common stock ($0.01 par value; 250,000 shares authorized, 88,130 issued and 87,582 outstanding as of March 31, 2025; 29,963 issued and 27,226 outstanding as of December 31, 2024)	882	300
Additional paid-in capital	253,951	211,260
Accumulated deficit	(363,082)	(259,977)
Treasury stock, at cost (548 shares as of March 31, 2025 and 2,737 shares as of December 31, 2024)	(11,516)	(108,959)
Altisource deficit	(119,765)	(157,376)

Non-controlling interests	736	665
Total deficit	(119,029)	(156,711)

Total liabilities and deficit	$145,659	$143,606
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	Three months ended March 31,
	2025	2024

Revenue	$43,439	$39,469
Cost of revenue	30,114	27,165

Gross profit	13,325	12,304

Selling, general and administrative expenses	10,080	12,852

Income (loss) from operations	3,245	(548)
Other income (expense), net:
Interest expense	(4,938)	(9,529)
Debt exchange transaction expenses	(2,980)	—
Other income (expense), net	144	1,642
Total other income (expense), net	(7,774)	(7,887)

Loss before income taxes and non-controlling interests	(4,529)	(8,435)
Income tax provision	(742)	(722)

Net loss	(5,271)	(9,157)
Net income attributable to non-controlling interests	(73)	(41)

Net loss attributable to Altisource	$(5,344)	$(9,198)

Loss per share:
Basic	$(0.09)	$(0.33)
Diluted	$(0.09)	$(0.33)

Weighted average shares outstanding:
Basic	58,122	28,181
Diluted	58,122	28,181

Comprehensive loss:
Comprehensive loss, net of tax	$(5,271)	$(9,157)
Comprehensive income attributable to non-controlling interests	(73)	(41)

Comprehensive loss attributable to Altisource	$(5,344)	$(9,198)
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Statements of Equity (Deficit)
(in thousands)

	Altisource Equity (Deficit)
	Common stock		Additional paid-in capital	Retained earnings	Treasury stock, at cost	Non-controlling interests	Total
	Shares

Balance, December 31, 2023	29,963	$300	$206,941	$(180,162)	$(152,749)	$615	$(125,055)

Net loss	—	—	—	(9,198)	—	41	(9,157)
Distributions to non-controlling interest holders	—	—	—	—	—	(19)	(19)
Share-based compensation expense	—	—	2,213	—	—	—	2,213
Exercise of warrants, net of costs	—	—	(398)	(3,722)	4,030	—	(90)
Issuance of restricted share units and restricted shares	—	—	—	(15,860)	15,860	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(9,575)	8,985	—	(590)

Balance, March 31, 2024	29,963	$300	$208,756	$(218,517)	$(123,874)	$637	$(132,698)

Balance, December 31, 2024	29,963	$300	$211,260	$(259,977)	$(108,959)	$665	$(156,711)

Net loss	—	—	—	(5,344)	—	73	(5,271)
Distributions to non-controlling interest holders	—	—	—	—	—	(2)	(2)
Share-based compensation expense	—	—	1,094	—	—	—	1,094
Issuance of common stock, net of issuance costs	58,167	582	41,597	—	—	—	42,179
Exercise of warrants, net of costs	—	—	—	(57,525)	57,525	—	—
Issuance of restricted share units and restricted shares	—	—	—	(25,456)	25,456	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(14,780)	14,462	—	(318)

Balance, March 31, 2025	88,130	$882	$253,951	$(363,082)	$(11,516)	$736	$(119,029)
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three months ended March 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(5,271)	$(9,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	185	296
Amortization of right-of-use assets under operating leases	185	410
Amortization of intangible assets	1,270	1,270
PIK accrual	—	2,102
Share-based compensation expense	1,094	2,213
Bad debt expense	(137)	558
Amortization of debt premium	(766)	—
Amortization of debt discount	641	942
Amortization of debt issuance costs	407	607
Deferred income taxes	46	(30)
Changes in operating assets and liabilities:
Accounts receivable	(3,001)	(2,501)
Prepaid expenses and other current assets	336	2,986
Other assets	(9)	49
Accounts payable and accrued expenses	415	(1,623)
Current and non-current operating lease liabilities	(195)	(420)
Other current and non-current liabilities	(172)	61
Net cash used in operating activities	(4,972)	(2,237)

Cash flows from investing activities:
Additions to premises and equipment	(25)	—
Net cash used in investing activities	(25)	—

Cash flows from financing activities:
Proceeds from the Super Senior Facility	11,250	—
Debt issuance costs	(1,749)	—
Equity issuance costs	(3,191)	—
Exercise of Warrants, net of costs	—	(90)
Distributions to non-controlling interests	(2)	(19)
Payments of tax withholding on issuance of restricted share units and restricted shares	(318)	(590)
Net cash provided by (used in) financing activities	5,990	(699)

Net increase (decrease) in cash, cash equivalents and restricted cash	993	(2,936)
Cash, cash equivalents and restricted cash at the beginning of the period	32,700	35,416

Cash, cash equivalents and restricted cash at the end of the period	$33,693	$32,480

Supplemental cash flow information:
Interest paid	$4,535	$5,853
Income taxes paid, net	96	229
Acquisition of right-of-use assets with operating lease liabilities	26	14
Reduction of right-of-use assets from operating lease modifications or reassessments	(162)	—

Non-cash investing and financing activities:
Equity issued in exchange for debt reduction	45,370	—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets and the unaudited condensed consolidated statements of cash flows:
	March 31, 2025	March 31, 2024

Cash and cash equivalents	$30,817	$29,599
Restricted cash	2,876	2,881
Total cash, cash equivalents and restricted cash reported in the statements of cash flows	$33,693	$32,480
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
The management agreement between MPA and Lenders One, pursuant to which MPA is the management company, represents a variable interest in a variable interest entity. MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact the cooperative’s economic performance and the right to receive benefits from the cooperative. As a result, Lenders One is presented in the accompanying condensed consolidated financial statements on a consolidated basis and the interests of the members are reflected as non-controlling interests. As of March 31, 2025, Lenders One had total assets of $0.4 million and total liabilities of $0.1 million. As of December 31, 2024, Lenders One had total assets of $0.4 million and total liabilities of $0.3 million.
These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 31, 2025.

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
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard amends the Codification to enhance the transparency and decision usefulness of income tax disclosures, to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The Company adopted this standard effective January 1, 2025 and has applied it prospectively. Adoption of this new standard did not have a material impact on the Company’s condensed consolidated financial statements.
Future Adoption of New Accounting Pronouncement
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
During the three months ended March 31, 2025, Onity was our largest customer, accounting for 45% of our total revenue. Onity purchases certain mortgage services from us under the terms of services agreements and amendments thereto (collectively, the “Onity Services Agreements”) with terms extending through August 2030. Certain of the Onity Services Agreements contain a “most favored nation” provision and also grant the parties the right to renegotiate pricing, among other things.
Revenue from Onity primarily consists of revenue earned from the loan portfolios serviced and subserviced by Onity when Onity engages us as the service provider, and revenue earned directly from Onity, pursuant to the Onity Services Agreements. For the three months ended March 31, 2025 and 2024, we recognized revenue from Onity of $19.4 million and $17.6 million, respectively. Revenue from Onity as a percentage of segment and consolidated revenue was as follows:

	Three months ended March 31,
	2025	2024

Servicer and Real Estate	55%	56%
Origination	—%	—%
Corporate and Others	—%	—%
Consolidated revenue	45%	45%

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
We earn additional revenue related to the portfolios serviced and subserviced by Onity when a party other than Onity or the MSR owner selects Altisource as the service provider. For the three months ended March 31, 2025 and 2024, we recognized $2.2 million and $2.8 million, respectively, of such revenue. These amounts are not included in deriving revenue from Onity and revenue from Onity as a percentage of revenue discussed above.
As of March 31, 2025, accounts receivable from Onity totaled $5.6 million, $4.0 million of which was billed and $1.6 million of which was unbilled. As of December 31, 2024, accounts receivable from Onity totaled $4.4 million, $3.1 million of which was billed and $1.3 million of which was unbilled.
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
For the three months ended March 31, 2025 and 2024, we recognized revenue from Rithm of $0.6 million and $0.7 million, respectively, under the Rithm Brokerage Agreement. For the three months ended March 31, 2025 and 2024, we recognized additional revenue of $2.5 million and $2.9 million, respectively, relating to the Subject MSRs when a party other than Rithm selects Altisource as the service provider.
NOTE 3 — ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consists of the following:

(in thousands)	March 31, 2025	December 31, 2024

Billed	$10,512	$10,728
Unbilled	10,304	7,446
	20,816	18,174
Less: Allowance for credit losses	(2,628)	(3,124)

Total	$18,188	$15,050
Unbilled accounts receivable includes receivables from certain real estate asset management services, REO and foreclosure sales, and title and closing services, for which we generally recognize revenue when the service is provided but collect upon closing of the sale. Unbilled accounts receivable also includes receivables from foreclosure trustee services and property renovation services, for which we generally recognize revenues over the service delivery period but bill following completion of the service. We also include amounts in unbilled accounts receivable that are earned during a month and billed in the following month. As of January 1, 2025, gross accounts receivable totaled $18.2 million, $10.7 million of which was billed and $7.4 million of which was unbilled, less allowance for credit losses of $3.1 million, resulting in net accounts receivable of $15.1 million. As of January 1, 2024, gross accounts receivable totaled $14.8 million, $9.8 million of which was billed and $5.0 million of which was unbilled, less allowance for credit losses of $3.1 million, resulting in net accounts receivable of $11.7 million.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Changes in the allowance for expected credit losses consist of the following:

		Additions
(in thousands)	Balance at Beginning of Period	Charged to Expenses	Deductions Note(1)	Balance at End of Period

Allowance for expected credit losses:

Three months ended March 31, 2025	$3,124	$(137)	$(359)	$2,628
Three months ended March 31, 2024	$3,123	$558	$(126)	$3,555
______________________________________
(1)    Amounts written off as uncollectible or transferred to other accounts or utilized.
NOTE 4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

(in thousands)	March 31, 2025	December 31, 2024

Prepaid expenses	$3,530	$3,620
Maintenance agreements, current portion	1,015	962
Income taxes receivable	606	1,043
Restricted cash	23	23
Other current assets	730	592

Total	$5,904	$6,240
NOTE 5 — PREMISES AND EQUIPMENT, NET
Premises and equipment, net consists of the following:

(in thousands)	March 31, 2025	December 31, 2024

Computer hardware and software	$46,070	$46,074
Leasehold improvements	709	709
Furniture and fixtures	72	72
Office equipment and other	22	17
	46,873	46,872
Less: Accumulated depreciation and amortization	(46,332)	(46,171)

Total	$541	$701
Depreciation and amortization expense amounted to $0.2 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively, and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive loss.
Premises and equipment, net consist of the following by country:

(in thousands)	March 31, 2025	December 31, 2024

Luxembourg	$440	$554
India	78	124
United States	19	23
Uruguay	4	—

Total	$541	$701

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
NOTE 6 — RIGHT-OF-USE ASSETS UNDER OPERATING LEASES, NET
Right-of-use assets under operating leases, net consists of the following:

(in thousands)	March 31, 2025	December 31, 2024

Right-of-use assets under operating leases	$6,041	$6,177
Less: Accumulated amortization	(4,119)	(3,934)

Total	$1,922	$2,243
Amortization of operating leases was $0.2 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively, and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive loss.
NOTE 7 — GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following is a summary of goodwill by segment:

(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Total

Balance as of March 31, 2025 and December 31, 2024	$30,681	$25,279	$—	$55,960
Intangible Assets, net
Intangible assets, net consist of the following:

	Weighted average estimated useful life (in years)	Gross carrying amount		Accumulated amortization		Net book value
(in thousands)		March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024

Definite lived intangible assets:
Customer related intangible assets	9	$213,912	$213,912	$(203,961)	$(203,221)	$9,951	$10,691
Operating agreement	20	35,000	35,000	(26,541)	(26,104)	8,459	8,896
Trademarks and trade names	16	9,709	9,709	(7,921)	(7,828)	1,788	1,881

Total		$258,621	$258,621	$(238,423)	$(237,153)	$20,198	$21,468
Amortization expense for definite lived intangible assets was $1.3 million and $1.3 million for the three months ended March 31, 2025 and 2024, respectively. Forecasted annual definite lived intangible asset amortization expense for 2025 through 2029 is $5.1 million, $4.9 million, $4.7 million, $4.4 million and $2.1 million, respectively.
NOTE 8 — OTHER ASSETS
Other assets consist of the following:

(in thousands)	March 31, 2025	December 31, 2024

Restricted cash	$2,853	$2,866
Surety bond collateral	2,000	2,000
Security deposits	335	332
Other	1,311	1,306

Total	$6,499	$6,504

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
NOTE 9 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable and accrued expenses consist of the following:

(in thousands)	March 31, 2025	December 31, 2024

Accounts payable	$16,538	$17,887
Accrued expenses - general	10,648	9,591
Accrued salaries and benefits	5,521	5,022
Income taxes payable	1,220	1,012

Total	$33,927	$33,512
Other current liabilities consist of the following:

(in thousands)	March 31, 2025	December 31, 2024

Operating lease liabilities	$1,469	$1,495
Revolving loan agreement	997	992
Other	965	751

Total	$3,431	$3,238
Revolving Loan Agreement
On June 3, 2024, in connection with the Company’s Renovation business, Altisource Solutions, Inc., an indirect subsidiary of Altisource Portfolio Solutions S.A, entered into a revolving loan agreement with a then related party, Altisource Asset Management Corporation (“AAMC”) (the “Revolving Loan Agreement”).
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
As of March 31, 2025 and December 31, 2024, there was $1.0 million of outstanding debt under the Revolving Loan Agreement which is included in other current liabilities in the accompanying consolidated balance sheet.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
NOTE 10 — LONG-TERM DEBT
Long-term debt consists of the following:

(in thousands)	March 31, 2025	December 31, 2024

Senior secured term loans	$160,000	$232,800
Super senior term loan	12,500	—
Total principal debt	172,500	232,800
Plus: Unamortized premium	25,498	—
Less: Unamortized discount	(1,981)	(1,372)
Less: Debt issuance and amendment costs, net	(1,060)	(884)
Long-term debt, net	194,957	230,544
Less: Current maturities of long-term debt	(1,225)	(230,544)
Total long-term debt	$193,732	$—
Principal payments are due as follows:

(in thousands)	Total

2025	$919
2026	1,225
2027	1,225
2028	1,225
2029	14,474
2030	153,432
Total debt	$172,500
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
On February 19, 2025, Altisource Portfolio Solutions S.A. and the Borrower entered into agreements with 100% of the lenders under the SSTL (the “Lenders”). Under these agreements, the Lenders exchanged the SSTL with an outstanding balance of $232.8 million for a $160.0 million new first lien loan facility (the “New Facility”) and 58.2 million shares of common stock (the “Debt Exchange Shares”) (collectively, the “Debt Exchange Transaction”). The New Facility is comprised of a $110.0 million interest-bearing loan (the “New Debt”) and a $50.0 million non-interest-bearing exit fee (the “Exit Fee”). Altisource Portfolio Solutions S.A. and its subsidiaries, subject to applicable exclusions in the New Facility credit agreement, are guarantors on the New Facility (collectively, the “Guarantors”).
We evaluated the Debt Exchange Transaction in accordance with ASC 470-60 Troubled Debt Restructuring. The evaluation for troubled debt restructuring includes assessing both qualitative and quantitative factors to determine whether the creditor granted a concession and if the Company is experiencing financial difficulties. Our quantitative analysis consisted of comparing the effective borrowing rate on the New Facility to the effective borrowing rate on the SSTL immediately before the Debt Exchange Transaction. For purposes of ASC 470-60, the Company concluded that (1) the lenders granted the Company a concession by reducing the effective borrowing rate on the debt and (2) the Company is experiencing financial difficulties. As a result, the Debt Exchange Transaction is accounted for as a troubled debt restructuring. The carrying value of the New Facility was determined as follows:

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

(in thousands)	Total

SSTL immediately before the Debt Exchange Transaction	$232,800
Unamortized debt issuance costs and discount immediately before the Debt Exchange Transaction	(1,296)
Less: fair value of equity issued to the SSTL lenders	(45,370)
Less: fees paid to third parties on behalf of the SSTL lenders	(1,166)
Carrying value of the New Facility	$184,968
Comprised of:
Par value of the New Facility	$160,000
Premium	26,264
Unamortized debt issuance costs and discount	(1,296)
Carrying value of the New Facility	$184,968
In connection with the Debt Exchange Transaction, the Company also paid $3.0 million to advisors and others and recorded these payments as other expense in the consolidated statements of operations and comprehensive loss.
The maturity date for $158.6 million of the New Facility is April 30, 2030 and the maturity date for $1.4 million of the New Facility is January 15, 2029.
The New Facility requires mandatory prepayments of the term loans, subject to customary exceptions, as follows: (i) 100% of the proceeds of any other debt not permitted by the Exchange Credit Agreement, (ii) 95% of the net proceeds from the exercise of the Cash Exercise Stakeholder Warrants, (iii) 100% of the proceeds of Asset Sales, subject to customary reinvestment rights for net proceeds of less than $3 million and certain exceptions, where applicable, (iv) 100% of insurance or condemnation proceeds in excess of $10,000,000 in the aggregate for all losses in any fiscal year, subject to customary reinvestment rights, where applicable, and (v) beginning with the fiscal year ending December 31, 2025, the lesser of (a) 75% of the aggregate Excess Cash Flow for the most recently ended fiscal year of the Borrower for which financial statements have been delivered and (b) such amount which, immediately after giving effect to such repayment, would result in the Borrower and its subsidiaries having no less than $30 million of cash, shall be applied first to the prepayment of the Super Senior Facility (defined below) and, second, to the prepayment of the New Facility. All mandatory and voluntary prepayments under the New Facility are allocated between the New Debt and the Exit Fee on a pro rata basis.
All amounts outstanding under the New Facility will become due on the earlier of (i) the maturity date, and (ii) the date on which the loans are declared to be due and owing by the administrative agent at the request (or with the consent) of the Required Lenders (as defined in the New Facility credit agreement; other capitalized terms, unless defined herein, are defined in the New Facility credit agreement) or as otherwise provided in the New Facility credit agreement upon the occurrence of any event of default.
The New Debt bears interest at rates based upon, at our option, the Secured Overnight Financing Rate (“SOFR”) or the Base Rate, as defined in the New Facility credit agreement. SOFR-based term loans bear interest at a rate per annum equal to SOFR plus 6.50% (with a 3.50% SOFR floor) payable in cash. Base Rate-based term loans bear interest at a rate per annum equal to the Base Rate plus 5.50% payable in cash. The interest rate on the SSTL through February 19, 2025 was SOFR plus 5.00% payable in cash.
The payment of all amounts owing by the Borrower under the New Facility credit agreement is guaranteed by the Guarantors and is secured by a lien on substantially all of the assets of the Borrower, Altisource and the other Guarantors, subject to certain exceptions. The liens securing the New Facility are junior to the liens securing the Super Senior Facility (defined below) pursuant to, and as set forth in, an intercreditor agreement.
The New Facility contains representations, warranties, covenants, term and conditions customary for transactions of this type. This include covenants limiting Altisource, the Borrower and its subsidiaries, subject to certain exceptions and baskets, to (i) incur indebtedness, (ii) incur liens on its assets, (iii) agree to additional negative pledges, (iv) make Restricted Junior Payments, (v) pay dividends or distribute assets, (vi) make investments, (vii) enter into any transaction of merger or consolidation, liquidate, wind-up or dissolve, or convey any part of its business, assets or property, or acquire the business, property or assets of another person, (viii) dispose of the equity interests of any Significant Subsidiaries, (ix) enter into sale and leaseback transactions, (x) enter into certain transactions with shareholders and affiliates, (xi) engage in a line of business substantially different than existing business and businesses reasonably related, complimentary or ancillary thereto, (xii) modify the terms of

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
certain indebtedness, (xiii) modify the terms of its organizational documents, (xiv) change its fiscal year, and (xv) enter into any transactions undertaken in connection with a Liability Management Transaction.
The New Facility contains certain events of default including (i) failure to pay (x) principal when due or (y) interest or any other amount owing on any other obligation under the Credit Agreement within 5 days of becoming due, (ii) material incorrectness of representations and warranties when made, (iii) breach of certain other covenants, subject to cure periods described therein, (iv) failure to pay principal or interest on any other debt that equals or exceeds $10 million when due, (v) default on any other debt that equals or exceeds $10 million that causes, or gives the holder or holders of such debt the ability to cause, an acceleration of such debt, (vi) bankruptcy and insolvency events with respect to Altisource, Borrower or any Material Subsidiary, (vii) entry by a court of one or more judgments against Altisource, Borrower or any Material Subsidiary in an amount in excess of $15 million that remain undischarged, unvacated, unbonded or unstayed for a certain number of days after the entry thereof, (viii) the occurrence of certain ERISA events, (ix) occurrence of a Change in Control, (x) the failure of certain Loan Documents to be in full force and effect or Altisource or any Guarantor challenges the validity of any such Loan Document, (xi) the termination of certain material contracts and (xii) failure to comply in any material respects with the terms of the Shareholder Warrants or the Warrant Agreement. If any event of default occurs and is not cured within applicable grace periods set forth in the Exchange Credit Agreement or waived, all loans and other obligations could become due and immediately payable.
Deer Park Road Management Company, LP (together with its affiliates and managed funds, “Deer Park”), a related party, owns approximately 14% and 16% of Altisource’s common stock as of March 31, 2025 and 2024, respectively, and $20.0 million and $40.9 million of Altisource debt as of March 31, 2025 and 2024, respectively. An employee of Deer Park is a member of Altisource’s Board of Directors. During the three months ended March 31, 2025 and 2024, Deer Park received interest of $0.7 million and $1.1 million, respectively. On April 3, 2025, Deer Park received Stakeholder Warrants to purchase 14.8 million shares of Altisource for $1.20 per share.
During the three months ended March 31, 2025, UBS Asset Management (Americas) LLC (together with its affiliates and managed funds, “UBS”) and Benefit Street Partners L.L.C. (together with its affiliates and managed funds, “Benefit Street”) became related parties of Altisource. As of March 31, 2025, UBS owns approximately 23% of Altisource’s common stock and $65.3 million of Altisource debt. During the three months ended March 31, 2025, UBS received interest of $1.6 million. On April 3, 2025, UBS received Stakeholder Warrants to purchase 1.8 million shares of Altisource for $1.20 per share. As of March 31, 2025, Benefit Street owns approximately 16% of Altisource’s common stock and $29.5 million of Altisource debt. During the three months ended March 31, 2025, Benefit Street received interest of $0.4 million. On April 3, 2025, Benefit Street received Stakeholder Warrants to purchase 17.4 million shares of Altisource for $1.20 per share.
For additional information on the Stakeholder Warrants, see Note 11.
As of March 31, 2025, debt issuance and amendment costs were $1.1 million, net of $8.9 million of accumulated amortization. As of December 31, 2024, debt issuance and amendment costs were $0.9 million, net of $8.5 million of accumulated amortization.
Super Senior Credit Facility
On February 19, 2025, Altisource Portfolio Solutions S.A. and the Borrower also entered into a $12.5 million super senior credit facility (the “Super Senior Facility”) to fund transaction costs related to the Transactions (defined above) and for general corporate purposes.
The maturity date of the Super Senior Facility is February 19, 2029.
The interest rate on the Super Senior Facility is SOFR plus 6.50% with a 3.50% SOFR floor. The original issue discount on the Super Senior Facility is 10.0%.
Beginning with the fiscal year ending December 31, 2025, the lesser of (a) 75% of the aggregate Excess Cash Flow (as defined in the credit agreement) for the most recently ended fiscal year of the Company for which financial statements have been delivered and (b) such amount which, immediately after giving effect to such repayment, would result in the Company having no less than $30 million of total cash on its balance sheet, shall be applied first to the prepayment of the Super Senior Facility and, second, to the prepayment of the New Facility.
The payment of all amounts owing by the Borrower under the Super Senior Credit Agreement is guaranteed by the Guarantors and is secured by a lien on substantially all of the assets of Altisource and the Guarantors, subject to certain exceptions. The liens securing the Super Senior Facility are senior to the liens securing the Exchange First Lien Facility pursuant to, and as set forth in, the Super Senior Intercreditor Agreement.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
The Super Senior Credit Agreement contains representations, warranties, covenants, terms and conditions customary for transactions of this type. These include covenants limiting Altisource, the Borrower and its subsidiaries, subject to certain exceptions and baskets, to (i) incur indebtedness, (ii) incur liens on its assets, (iii) agree to additional negative pledges, (iv) make Restricted Junior Payments, (v) pay dividends or distribute assets, (vi) make investments, (vii) enter into any transaction of merger or consolidation, liquidate, wind-up or dissolve, or convey any part of its business, assets or property, or acquire the business, property or assets of another person, (viii) dispose of the equity interests of any Significant Subsidiaries, (ix) enter into sale and leaseback transactions, (x) enter into certain transactions with shareholders and affiliates, (xi) engage in a line of business substantially different than existing business and businesses reasonably related, complimentary or ancillary thereto, (xii) modify the terms of certain indebtedness, (xiii) modify the terms of its organizational documents, (xiv) change its fiscal year, and (xv) enter into any transactions undertaken in connection with a Liability Management Transaction. The Super Senior Credit Agreement also requires that the Borrower maintain minimum daily liquidity of not less than the lesser of (a) $12.5 million and (b) the aggregate principal amount of Term Loans under the Super Senior Facility outstanding on such date.
The Super Senior Credit Agreement requires mandatory prepayments of the term loans, subject to customary exceptions, as follows: (i) 100% of the proceeds of any other debt not permitted by the Super Senior Credit Agreement, (ii) 95% of the proceeds from the exercise of the Cash Exercise Stakeholder Warrants, (iii) 100% of the proceeds of Asset Sales, subject to customary reinvestment rights for net proceeds of less than $3 million and certain exceptions, where applicable, (iv) 100% of insurance or condemnation proceeds in excess of $10,000,000 in the aggregate for all losses in any fiscal year, subject to customary reinvestment rights, where applicable, and (v) beginning with the fiscal year ending December 31, 2025, the lesser of (a) 75% of the aggregate Excess Cash Flow for the most recently ended fiscal year of the Borrower for which financial statements have been delivered and (b) such amount which, immediately after giving effect to such repayment, would result in the Borrower and its subsidiaries having no less than $30 million of cash.
All amounts outstanding under the Super Senior Credit Agreement will become due on the earlier of (i) the maturity date, and (ii) the date on which the loans are declared to be due and owing by the administrative agent at the request (or with the consent) of the Required Lenders (as defined in the Super Senior Credit Agreement; other capitalized terms, unless defined herein, are defined in the Super Senior Credit Agreement) or as otherwise provided in the Super Senior Credit Agreement upon the occurrence of any event of default.
The Super Senior Credit Facility bears interest at rates based upon, at our option, the SOFR or the Base Rate, as defined in the Super Senior Credit Agreement. SOFR-based term loans bear interest at a rate per annum equal to SOFR plus 6.50% (with a 3.50% SOFR floor) payable in cash. Base Rate-based term loans bear interest at a rate per annum equal to the Base Rate plus 5.50% payable in cash.
The Super Senior Credit Agreement contains certain events of default, including (i) failure to pay (x) principal when due or (y) interest or any other amount owing on any other obligation under the Credit Agreement within 5 days of becoming due, (ii) material incorrectness of representations and warranties when made, (iii) breach of certain other covenants, subject to cure periods described therein, (iv) failure to pay principal or interest on any other debt that equals or exceeds $10 million when due, (v) default on any other debt that equals or exceeds $10 million that causes, or gives the holder or holders of such debt the ability to cause, an acceleration of such debt, (vi) bankruptcy and insolvency events with respect to Altisource, Borrower or any Material Subsidiary, (vii) entry by a court of one or more judgments against Altisource, Borrower or any Material Subsidiary in an amount in excess of $15 million that remain undischarged, unvacated, unbonded or unstayed for a certain number of days.
Revolver
On June 22, 2021 Altisource S.à r.l, a subsidiary of Altisource Portfolio Solutions S.A., entered into a revolving credit facility with STS Master Fund, Ltd. (“STS”) (the “Revolver”). STS is an investment fund managed by Deer Park. The Revolver was amended effective February 14, 2023 (the “Amended Revolver”).
On February 19, 2025, Altisource entered into an agreement to terminate the $15.0 million revolver with STS. The Company did not have any borrowings outstanding under the Revolver.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
NOTE 11 — WARRANTS
Penny Warrants
On February 14, 2023, the lenders under the Amended Credit Agreement (see Note 10 for additional information) received warrants (the “Penny Warrants”) to purchase 3,223,851 shares of Altisource common stock (the “Penny Warrant Shares”). The number of Penny Warrant Shares was subject to reduction based on the amount of Aggregate Paydowns. During 2023, the Company made $30 million of Aggregate Paydowns. Since Aggregate Paydowns were equal to or greater than $30 million, the number of Penny Warrant Shares was reduced to 1,612,705.
The following table summarizes the activity related to our Penny Warrant Shares:

Penny Warrant Shares
Outstanding as of December 31, 2023	1,612,705
Exercised	(96,841)
Outstanding as of December 31, 2024	1,515,864
Exercised	(1,515,864)
Outstanding as of March 31, 2025	—
The exercise price per share of common stock under each Penny Warrant is equal to $0.01. As of March 31, 2025, no Penny Warrant Shares remain outstanding.
Stakeholder Warrants
On April 3, 2025, the Company distributed 70.5 million warrants to purchase approximately 114.5 million shares of Altisource common stock for $1.20 per share (the “Stakeholder Warrants”). The distribution of Stakeholder Warrants was contingent upon, among other things, approval of the distribution by the Company’s shareholders and the consummation of the Debt Exchange Transaction (such conditions, collectively, the “Distribution Conditions”). The Distribution Conditions were satisfied during the quarter ended March 31, 2025.
Fifty percent of the Stakeholder Warrants will expire on April 2, 2029 and require settlement through the cash payment to the Company of the exercise price of such Stakeholder Warrant (“Cash Exercise Stakeholder Warrants”). Fifty percent of the Stakeholder Warrants will expire on April 30, 2032 and require settlement through the forfeiture of shares of common stock to the Company equal to the exercise price of such Stakeholder Warrants (“Net Exercise Stakeholder Warrants”). Each Cash Exercise Stakeholder Warrant is exercisable for 1.625 shares of our common stock (“Cash Exercise Stakeholder Warrant Shares). Each Net Settle Stakeholder Warrant is exercisable for 1.625 shares of our common stock (“Net Exercise Stakeholder Warrant Shares”). The Stakeholder Warrants are exercisable on the later of (i) 90 days after their issuance and (ii) first date on which the VWAP (as defined in the Warrant Agent Agreement for the Stakeholder Warrants (the “Warrant Agent Agreement”)) of the common stock equals or exceeds the Implied Per Share Exercise Price (as such term is defined in the Warrant Agent Agreement) of the Stakeholder Warrants, which is initially $1.20, for a period of fifteen consecutive trading days (the “VWAP Condition”). The exercise price of the Stakeholder Warrants is $1.95 per Stakeholder Warrant.
The fair values of the Cash Exercise Stakeholder Warrants and the Net Exercise Stakeholder Warrants were determined using the Black-Scholes option pricing model. The following table summarizes the fair value of the Stakeholder Warrants and the assumptions used to determine the fair value:

	Cash Exercise Stakeholder Warrants	Net Exercise Stakeholder Warrants

Risk-free interest rate (%)	4.29%	4.42%
Expected stock price volatility (%)	57.50%	57.50%
Expected dividend yield	0.00%	0.00%
Expected option life (in years)	4.12	7.19
Fair value per Stakeholder Warrant	$0.47	$0.68
The Stakeholder Warrants are indexed to Altisource’s stock and are classified as equity under ASC 815, resulting in a $40.5 million increase in Additional paid-in capital. The distribution of the Stakeholder Warrants are non-reciprocal pro rata distributions and are accounted for as a dividend. Because the Company has negative retained earnings, the Company recorded the dividend as a $40.5 million reduction to Additional paid-in capital. Since the transaction is accounted for as both an

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
increase and a decrease in Additional paid-in capital, the net result is zero and is not reflected in the Condensed Consolidated Statements of Equity (Deficit).
The following table summarizes outstanding Stakeholder Warrants and Stakeholder Warrant Shares following the distribution:

Cash Exercise Stakeholder Warrants	Cash Exercise Stakeholder Warrant Shares	Net Exercise Stakeholder Warrants	Net Exercise Stakeholder Warrant Shares	Total Stakeholder Warrants	Total Stakeholder Warrant Shares
35,230,503	57,249,567	35,230,503	57,249,567	70,461,006	114,499,134
NOTE 12 — OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following:

(in thousands)	March 31, 2025	December 31, 2024

Income tax liabilities	$19,070	$19,068
Operating lease liabilities	526	831
Deferred revenue	45	—
Other non-current liabilities	64	117

Total	$19,705	$20,016
NOTE 13 — FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The following table presents the carrying amount and estimated fair value of financial instruments and certain liabilities measured at fair value as of March 31, 2025 and December 31, 2024. The following fair values are estimated using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	March 31, 2025				December 31, 2024
(in thousands)	Carrying amount	Fair value			Carrying amount	Fair value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$30,817	$30,817	$—	$—	$29,811	$29,811	$—	$—
Restricted cash	2,876	2,876	—	—	2,889	2,889	—	—

Liabilities:
Revolving loan agreement	1,000	—	—	1,000	1,000	—	—	1,000
Senior secured term loan	185,499	—	160,000	—	232,800	—	128,040	—
Super senior term loan	12,500	—	—	12,500	—	—	—	—
Fair Value Measurements on a Recurring Basis
Cash and cash equivalents and restricted cash are carried at amounts that approximate their fair values due to the highly liquid nature of these instruments and are measured using Level 1 inputs.
The fair value of our SSTL is based on quoted mark prices. Based on the frequency of trading, we do not believe that there is an active market for our debt. Therefore, the quoted prices are considered Level 2 input
Our Super senior term loan and Revolving Loan Agreement were measured using Level 3 inputs based on the present value of the future payments. As quoted market prices are not available and there is no trading, we believe that the contractual interest rates represent the market rate at the measurement date and therefore the fair value equals the book value.
There were no transfers between different levels during the periods presented.
Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk primarily consist of cash and cash equivalents and accounts receivable. Our policy is to deposit our cash and cash equivalents with larger, highly rated financial institutions. The Company

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
derived 45% of its revenue from Onity for the three months ended March 31, 2025 (see Note 2 for additional information on Onity revenues and accounts receivable balance). The Company strives to mitigate its concentrations of credit risk with respect to accounts receivable by actively monitoring past due accounts and the economic status of larger customers, if known.
NOTE 14 — SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Common stock
On February 18, 2025, the Company’s shareholders approved an increase in the number of authorized shares from 100 million to 250 million, a decrease in the par value of the Company’s common stock from $1.00 to $0.01 and an increase in the number of shares of common stock reserved for issuance under the Equity Plan from approximately 11.7 million to approximately 16.3 million. Common stock and Additional paid-in capital for prior periods have been restated to reflect the change in par value.
On February 19, 2025, the Company issued 58.2 million shares of common stock to lenders under the Debt Exchange Shares in connection with the Debt Exchange Transaction. See Note 10, Long-Term Debt. Pursuant to the terms of the Exchange Agreement, dated February 19, 2025, by and among the Borrower and Altisource Portfolio Solutions S.A., on the one hand, and the Lenders, on the other hand, with limited exceptions, the Lenders may not, among other things, sell, offer to sell, grant any option to purchase or otherwise dispose of any Debt Exchange Shares, without the prior written consent of Altisource Portfolio Solutions S.A., until the date that is the earlier of (i) September 17, 2025 or (ii) the date on which Altisource Portfolio Solutions S.A. completes a liquidation, merger, stock exchange or other similar transaction that results in all of Altisource’s shareholders having the right to exchange their shares of common stock for cash, securities or other property (“Lock-Up”).
Share Repurchase Program
On May 16, 2023, our shareholders approved the renewal and amendment of the share repurchase program previously approved by the shareholders on May 15, 2018. Under the program, we are authorized to purchase up to 3.1 million shares of our common stock, based on a limit of 15% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $25.00 per share, for a period of five years from the date of approval. As of March 31, 2025, approximately 3.1 million shares of common stock remain available for repurchase under the program. There were no purchases of shares of common stock during the three months ended March 31, 2025 and 2024. Under the Amended Credit Agreement, we are not permitted to repurchase shares except for limited circumstances.
Share-Based Compensation
We issue share-based awards in the form of stock options, restricted shares and restricted share units (“RSUs”) for certain employees, officers and directors. We recognized share-based compensation expense of $1.1 million and $2.2 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, estimated unrecognized compensation costs related to share-based awards amounted to $6.2 million, which we expect to recognize over a weighted average remaining requisite service period of approximately 1.74 years.
Stock Options
Stock option grants are composed of a combination of service-based, market-based and performance-based options.
Service-Based Options. These options generally vest over three or four years with equal annual vesting and generally expire on the earlier of ten years after the date of grant or following termination of service. A total of 159 thousand service-based options were outstanding as of March 31, 2025.
Market-Based Options. These option grants generally have two components, each of which vests only upon the achievement of certain criteria. The first component, which we refer to as “ordinary performance” grants, generally consists of two-thirds of the market-based grant and begins to vest if the stock price is at least double the exercise price, as long as the stock price realizes a compounded annual gain of at least 20% over the exercise price. The remaining third of the market-based options, which we refer to as “extraordinary performance” grants, generally begins to vest if the stock price is at least triple the exercise price, as long as the stock price realizes a compounded annual gain of at least 25% over the exercise price. Market-based options generally vest in three or four year installments with the first installment vesting upon the achievement of the criteria and the remaining installments vesting thereafter in equal annual installments. Market-based options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service or in the final three years of the option term, in which case vesting will generally continue in accordance with the provisions of the award agreement. A total of 35 thousand market-based options were outstanding as of March 31, 2025.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Performance-Based Options. These option grants generally will vest if certain specific financial measures are achieved; typically with one-fourth vesting on each anniversary of the grant date. The award of performance-based options is adjusted based on the level of achievement specified in the award agreements. If the performance criteria achieved is above threshold performance levels, participants generally have the opportunity to vest in 50% to 200% of the option grants, depending upon performance achieved. If the performance criteria achieved is below a certain threshold, the options are canceled. The options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service in which case vesting will generally continue in accordance with the provisions of the award agreement. There were 461 thousand performance-based options outstanding as of March 31, 2025.
There were no stock option grants during the three months ended March 31, 2025 and 2024.
We determined the expected option life of all service-based stock option grants using the simplified method, determined based on the graded vesting term plus the contractual term of the options, divided by two. We use the simplified method because we believe that our historical data does not provide a reasonable basis upon which to estimate expected option life.
The following table summarizes the grant date fair value of stock options that vested during the periods presented:

	Three months ended March 31,
(in thousands, except per share data)	2025	2024

Weighted average grant date fair value of stock options granted per share	$—	$—
Intrinsic value of options exercised	—	—
Grant date fair value of stock options that vested	83	83
The following table summarizes the activity related to our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding as of December 31, 2024	680,242	$21.75	3.11	$—
Granted	—	—
Forfeited	(25,000)	21.89

Outstanding as of March 31, 2025	655,242	21.75	2.97	—

Exercisable as of March 31, 2025	524,478	23.19	2.31	—
Other Share-Based Awards
The Company’s other share-based and similar types of awards are comprised of restricted shares and RSUs. The restricted shares and RSUs are comprised of a combination of service-based awards, performance-based awards and performance and market-based awards.
Service-Based Awards. These awards generally vest over one-to-four-year periods. A total of 7,207 thousand service-based awards were outstanding as of March 31, 2025.
Performance-Based Awards. These awards generally vest if certain specific financial measures are achieved; generally one-third vests on each anniversary of the grant date or cliff-vest on the third anniversary of the grant date. The number of performance-based restricted shares and RSUs that may vest is based on the level of achievement as specified in the award agreements. If the performance criteria achieved is above certain financial performance levels and Altisource’s share performance is above certain established criteria, participants have the opportunity to vest in up to 150% of the restricted share unit award for certain awards. If the performance criteria achieved is below certain thresholds, the award is canceled. A total of 235 thousand performance-based awards were outstanding as of March 31, 2025.
Performance-Based and Market-Based Awards. These awards generally vest if certain specific financial measures are achieved and if certain specific market conditions are achieved. If the performance criteria achieved is above certain financial performance levels and Altisource’s share performance is above certain established criteria, participants have the

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
opportunity to vest in up to 300% of the restricted share unit award for certain awards. If the performance criteria or the market criteria is below certain thresholds, the award is canceled. The Company estimates the grant date fair value of these awards using a Monte Carlo simulation model. A total of 235 thousand performance-based and market-based awards were outstanding as of March 31, 2025.
The Company granted 6.8 million RSUs (at a weighted average grant date fair value of $0.97 per share) during the three months ended March 31, 2025. Approximately 4.6 million of these RSUs were granted to senior management in connection with the Debt Exchange Transaction. These grants included 91 thousand performance-based awards and 91 thousand awards that include both a performance condition and a market condition. The Company granted 366 thousand RSUs (at a weighted average grant date fair value of $2.31 per share) during the three months ended March 31, 2024. These grants included 86 thousand performance-based awards and 86 thousand awards that include both a performance condition and a market condition.
The following table summarizes the activity related to our restricted shares and RSUs:

Number of restricted shares and restricted share units

Outstanding as of December 31, 2024	1,997,887
Granted	6,763,136
Issued	(580,329)
Forfeited/canceled	(503,365)

Outstanding as of March 31, 2025	7,677,329
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

	Three months ended March 31,
(in thousands)	2025	2024

Service revenue	$40,895	$36,891
Reimbursable expenses	2,471	2,537
Non-controlling interests	73	41

Total	$43,439	$39,469

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Disaggregation of Revenue
Disaggregation of total revenue by segment and major source was as follows:

	Three months ended March 31, 2025
(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Servicer and Real Estate	$30,485	$2,380	$2,292	$35,157
Origination	7,926	177	179	8,282
Total revenue	$38,411	$2,557	$2,471	$43,439

	Three months ended March 31, 2024
(in thousands)	Revenue recognized when services are performed or assets are sold	Revenue related to technology platforms and professional services	Reimbursable expenses revenue	Total revenue

Servicer and Real Estate	$26,397	$2,684	$2,421	$31,502
Origination	7,696	155	116	7,967
Total revenue	$34,093	$2,839	$2,537	$39,469
Disaggregation of service revenue by the timing of revenue recognition was as follows for the three months ended March 31:

(in thousands)	2025	2024

Over-time revenue recognition	$10,744	$6,394
Point-in-time revenue recognition	30,151	30,497

Total service revenue	$40,895	$36,891
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
•For residential real estate renovation services, we recognize revenue over time as work is completed, measured by the percentage of work performed relative to the total project. Field inspections by qualified professionals form a fundamental part of the Company’s assessment, measure and documentation of work completed on real estate renovations. As of March 31, 2025, the value of unfulfilled orders amounted to $3.5 million, with the majority of this backlog expected to be completed and recognized as revenue within the second quarter of 2025 and the remainder anticipated to be completed in the third quarter of 2025.
•We recognize membership fees from Lender One members ratably over the term of membership.
•For vendor management oversight software-as-a-service (“SaaS”), we recognize revenue over the period during which we perform the services.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Transactions with Related Parties
John G. Aldridge, Jr., the Managing Partner of Aldridge Pite LLP (“Aldridge Pite”), is a member of the Board of Directors of Altisource. Aldridge Pite provides eviction and other real estate related services to the Company and pays for the use of certain of the Company’s technology in connection with providing these services. The Company recognized less than $0.1 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively, of service revenue relating to services provided to Aldridge Pite.
Contract Balances
Our contract assets consist of unbilled accounts receivable (see Note 3). Our contract liabilities consist of current deferred revenue and other non-current liabilities as reported on the accompanying condensed consolidated balance sheets. The deferred revenue opening and closing balances are presented below for the three months ended March 31:

(in thousands)	2025	2024

Deferred revenue, beginning balance	$(3,979)	$(3,204)
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	1,825	1,394
Increase due to billing, excluding amounts recognized as revenue during the period	(1,485)	(1,649)
Deferred revenue, ending balance	$(3,639)	$(3,459)
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

	Three months ended March 31,
(in thousands)	2025	2024

Outside fees and services	$17,021	$14,446
Compensation and benefits	7,519	7,113
Technology and telecommunications	2,982	2,886
Reimbursable expenses	2,471	2,537
Depreciation and amortization	121	183

Total	$30,114	$27,165
Transactions with Related Parties
The Company recognized $0.2 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively, of cost of revenue relating to services received from Aldridge Pite. As of March 31, 2025, the Company had no payable to Aldridge Pite.

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

	Three months ended March 31,
(in thousands)	2025	2024

Compensation and benefits	$4,897	$5,842
Professional services	1,620	2,531
Amortization of intangible assets	1,270	1,270
Occupancy related costs	800	925
Marketing costs	527	508
Depreciation and amortization	64	113
Other	902	1,663

Total	$10,080	$12,852
NOTE 18 — OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following:

	Three months ended March 31,
(in thousands)	2025	2024

Interest income (expense)	$193	$223
Other, net	(49)	1,419

Total	$144	$1,642
NOTE 19 — INCOME TAXES
We recognized an income tax provision of $0.7 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively. Income tax provision for the three months ended March 31, 2025 was driven primarily by income tax expense on transfer pricing income from India and the United States, no tax benefit on the pretax loss from our Luxembourg operating company, and uncertain tax positions.
NOTE 20 — LOSS PER SHARE
Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. In accordance with ASC 260, Penny Warrants are included in the calculation of weighted average basic and diluted loss per share for the period that they are classified as equity. For the three months ended March 31, 2025, 0.8 million Penny Warrants have been included in the calculation of weighted average basic and diluted loss per share. Diluted net loss per share excludes all dilutive securities because their impact would be anti-dilutive, as described below.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Basic and diluted loss per share are calculated as follows:

	Three months ended March 31,
(in thousands, except per share data)	2025	2024

Net loss attributable to Altisource	$(5,344)	$(9,198)

Weighted average common shares outstanding, basic	58,122	28,181

Weighted average common shares outstanding, diluted	58,122	28,181

Loss per share:
Basic	$(0.09)	$(0.33)
Diluted	$(0.09)	$(0.33)
For the three months ended March 31, 2025 and 2024, 5.3 million and 2.1 million, respectively, stock options, restricted shares and RSUs were excluded from the computation of loss per share, as a result of the following:
•For the three months ended March 31, 2025 and 2024, 4.2 million and 0.7 million, respectively, stock options, restricted shares and RSUs were anti-dilutive and have been excluded from the computation of diluted loss per share because the Company incurred a net loss
•For the three months ended March 31, 2025 and 2024, 0.2 million and 0.4 million, respectively, stock options were anti-dilutive and have been excluded from the computation of diluted loss per share because their exercise price was greater than the average market price of our common stock
•For the three months ended March 31, 2025 and 2024, 0.9 million and 1.0 million, respectively, stock options, restricted shares and RSUs, which begin to vest upon the achievement of certain market criteria related to our common stock price, performance criteria and a total shareholder return compared to the market benchmark, have been excluded from the computation of diluted loss per share because the achievement levels have not yet been met
•For the three months ended March 31, 2025, Stakeholder Warrants were anti-dilutive and have been excluded from the computation of diluted loss per share because their exercise price was greater than the average market price of our common stock.
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
Onity Related Matters
As discussed in Note 2, during the three months ended March 31, 2025, Onity was our largest customer, accounting for 45% of our total revenue. Additionally, 5% of our revenue for the three months ended March 31, 2025 was earned on the loan portfolios serviced by Onity, when a party other than Onity or the MSRs owner selected Altisource as the service provider.

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
Leases
We lease certain premises and equipment, primarily consisting of office space. Certain of our leases include options to renew at our discretion or terminate leases early, and these options are considered in our determination of the expected lease term. Certain of our lease agreements include rental payments adjusted periodically for inflation. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. We sublease certain office space to third parties. Sublease income was $0.1 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively. The amortization periods of right-of-use assets are generally limited by the expected lease term. Our leases generally have expected lease terms at adoption of one to six years.
Information about our lease terms and our discount rate assumption were as follows for the three months ended March 31:

	2025	2024

Weighted average remaining lease term (in years)	1.68	2.06
Weighted average discount rate	8.09%	6.39%

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Our lease activity during the period was as follows:

	Three months ended March 31,
(in thousands)	2025	2024

Operating lease costs:
Selling, general and administrative expense	$395	$475

Cash used in operating activities for amounts included in the measurement of lease liabilities	$407	$483
Short-term (twelve months or less) lease costs	26	18
Maturities of our lease liabilities as of March 31, 2025 are as follows:

(in thousands)	Operating lease obligations

2025	$1,177
2026	754
2027	104
2028	104
2029	52
Total lease payments	2,191
Less: interest	(196)

Present value of lease liabilities	$1,995
Escrow and Other Balances
We hold customers’ assets in escrow and other accounts at various financial institutions pending completion of certain real estate activities. These amounts are held in escrow and other accounts for limited periods of time and are not included in the accompanying condensed consolidated balance sheets. Amounts held in escrow and other accounts were $35.7 million and $24.9 million as of March 31, 2025 and December 31, 2024, respectively.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Financial Information
Financial information for our segments is as follows:

	Three months ended March 31, 2025
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$35,157	$8,282	$—	$43,439
Cost of revenue	21,861	6,690	1,563	30,114
Gross profit (loss)	13,296	1,592	(1,563)	13,325
Selling, general and administrative expenses[1]	2,340	1,665	6,075	10,080
Income (loss) from operations	10,956	(73)	(7,638)	3,245

Other income (expense), net:
Interest income (expense)	(33)	—	(4,905)	(4,938)
Debt amendment costs	—	—	(2,980)	(2,980)
Other, net[2]	6	—	138	144
Total other income (expense), net	(27)	—	(7,747)	(7,774)

Income (loss) before income taxes and non-controlling interests	$10,929	$(73)	$(15,385)	$(4,529)
____________________________________________________
1.Servicer and Real Estate and Origination selling, general and administrative expenses include $0.1 million and $0.1 million of other expenses primarily related to bad debt expense and other operating expenses, respectively. Corporate and Others selling, general and administrative expenses include $0.7 million of other expenses primarily related to other operating expenses.
2.Servicer and Real Estate other income is primarily interest income. Corporate and Others other income primarily include other non-operating gains and losses.

	Three months ended March 31, 2024
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$31,502	$7,967	$—	$39,469
Cost of revenue	19,132	6,133	1,900	27,165
Gross profit (loss)	12,370	1,834	(1,900)	12,304
Selling, general and administrative expenses[1]	3,098	1,959	7,795	12,852
Income (loss) from operations	9,272	(125)	(9,695)	(548)

Other income (expense), net:
Interest income (expense)	—	—	(9,529)	(9,529)
Other, net[2]	—	—	1,642	1,642
Total other income (expense), net	—	—	(7,887)	(7,887)

Income (loss) before income taxes and non-controlling interests	$9,272	$(125)	$(17,582)	$(8,435)
_________________________________________________
1.Servicer and Real Estate and Origination selling, general and administrative expenses include $0.3 million and $0.5 million of other expenses primarily related to bad debt expense and other operating expenses, respectively. Corporate and Others selling, general and administrative expenses include $0.8 million of other expenses primarily related to other operating expenses.
2.Servicer and Real Estate other income is primarily interest income. Corporate and Others other income primarily include other non-operating gains and losses.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Total Assets
Total assets for our segments are as follows:

(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Total assets:
March 31, 2025	$59,315	$47,344	$39,000	$145,659
December 31, 2024	58,000	47,251	38,355	143,606

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is a supplement to the accompanying interim condensed consolidated financial statements and is intended to provide a reader of our financial statements with a narrative from the perspective of management on our businesses, current developments, financial condition, results of operations and liquidity. Our MD&A should be read in conjunction with our Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2025.
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
•assumptions about our ability to grow our business, including executing on our strategic initiatives and improve margins;
•assumptions about the variable nature of our cost structure that would allow us to realign our cost structure in line with revenue;
•assumptions regarding the impact of seasonality;
•estimates regarding our effective tax rate; and
•estimates regarding our reserves and valuations.
Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the risks discussed in the Risk Factors section of our Form 10-K for the year ended December 31, 2024 as updated by this Form 10-Q including:
•Changes in residential mortgage delinquencies, foreclosure initiations and foreclosure sales could negatively effect demand for some of our services;
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
•the level of origination volume;
•technology incidents, data breaches and cybersecurity risks; and
•significant changes in tax regulations and interpretations in the countries, states and local jurisdictions in which we operate.
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
Servicer and Real Estate:
Through our offerings that support residential real estate and loan investors and forward and reverse servicers, we provide a suite of loan default and real estate investor solutions and technologies intended to meet their growing and evolving needs. We are focused on gaining market share on existing solutions and launching new solutions with our existing customer base and attracting new customers to our offerings. We have a customer base that includes government-sponsored enterprises (“GSEs”), asset managers, and several large bank and non-bank servicers including Onity and Rithm. We believe we are one of only a few providers with a broad suite of solutions, nationwide coverage and scalability. Further, we believe we are well positioned to gain market share from existing and new customers if loan delinquency rates and foreclosure initiations and sales rise, or if they consolidate to larger, full-service providers or outsource services that have historically been performed in-house.
Origination:
Through our offerings that support mortgage loan originators (or other similar mortgage market participants), we provide a suite of solutions and technologies to meet the evolving and growing needs of lenders, mortgage purchasers and securitizers. We are focused on growing business from our existing customer base, attracting new customers to our offerings and developing new offerings. We have a customer base that includes the Lenders One cooperative members (Lenders One is a residential mortgage cooperative managed by Altisource), which includes independent mortgage bankers, credit unions, and banks, as well as bank and non-bank loan originators. We believe our suite of services, technologies and unique access to the members of the Lenders One mortgage cooperative position us to grow our relationships with our existing customer base by growing membership of Lenders One, increasing member adoption of existing solutions and developing and cross-selling new offerings. Further, we believe we are well positioned to gain market share from existing and new customers as customers and prospects look to Lenders One to help them improve their profitability and better compete.
Corporate and Others includes interest expense and costs related to corporate functions including executive, infrastructure and certain technology groups, finance, law, compliance, human resources, vendor management, facilities, risk management and eliminations between reportable segments.
Default Related Mortgage Market
Serious delinquency rates, foreclosure initiations and foreclosure sales are low relative to historical levels. Additionally, foreclosure initiations and sales as a percentage of seriously delinquent loans for 2020 through 2024 are significantly lower than prior years. During 2020 and 2021, these percentages were significantly impacted by COVID-19 borrower relief measures, including foreclosure moratoriums and forbearance programs. These measures largely expired at the end of 2021. Beginning in 2022, we believe these percentages were impacted by servicer practices, home price appreciation, the interest rate environment, housing supply, the general state of the economy, and other factors. In 2021 and 2022, a low interest environment drove a high volume of refinance transactions and home prices appreciated significantly. Although interest rates began to increase in 2022, home prices remained high. With greater home equity from home price appreciation, we believe troubled borrowers have more options to avoid foreclosure.
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
During 2024 and the three months ended March 31, 2025, to address the close to historically low delinquency rates, we worked to (1) reduce our cost structure, (2) maintain the infrastructure to deliver default related services for our customer base and support the anticipated increase in demand should delinquency rates, foreclosure initiations and/or foreclosure sales rise, (3) launch a residential renovation business to renovate single family homes and launch a commercial real estate auction business on Hubzu, our online auction platform, and (4) launch new solutions and increase customer adoption of our existing solutions to accelerate the growth of our Origination segment.
Share Repurchase Program
On May 16, 2023, our shareholders approved the renewal and amendment of the share repurchase program previously approved by the shareholders on May 15, 2018. Under the program, we are authorized to purchase up to 3.1 million shares of our common stock, based on a limit of 15% of the outstanding shares of common stock on the date of approval, at a minimum price of $1.00 per share and a maximum price of $25.00 per share, for a period of five years from the date of approval. As of March 31, 2025, approximately 3.1 million shares of common stock remain available for repurchase under the program. There were no purchases of shares of common stock during the three months ended March 31, 2025 and 2024. Under the new first lien loan facility (the “New Facility”) and the super senior credit facility (the “Super Senior Facility”), we are not permitted to repurchase shares except for limited circumstances.
Onity Related Matters
During the three months ended March 31, 2025, Onity was our largest customer, accounting for 45% of our total revenue. Additionally, 5% of our revenue for the three months ended March 31, 2025 was earned on the loan portfolios serviced by Onity, when a party other than Onity or the mortgage servicing rights (“MSRs”) owner selected Altisource as the service provider.
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
Factors Affecting Comparability
The following items impact the comparability of our results:
•Industrywide foreclosure initiations were 25% higher for the three months ended March 31, 2025 compared to the same period in 2024 (and 18% lower than the same pre-COVID-19 period in 2019)
•Industrywide foreclosure sales were 2% lower for the three months ended March 31, 2025 compared to the same period in 2024 (and 53% lower than the same pre-COVID-19 period in 2019)
•Industrywide mortgage origination volume decreased by 1% for the three months ended March 31, 2025 compared to the same period in 2024, comprised of an 11% decline in purchase origination and a 25% increase in refinancing origination
•On February 19, 2025, Altisource Portfolio Solutions S.A and Altisource S.à r.l. (the “Borrower”) entered into agreements with 100% of the lenders under the SSTL (the “Lenders”). Under these agreements, the Lenders exchanged the senior secured term loans (“SSTL”) with an outstanding balance of $232.8 million for a $160.0 million New Facility and 58.2 million shares of common stock (the “Debt Exchange Shares”) (collectively, the “Debt Exchange Transaction”). The New Facility is comprised of a $110.0 million interest-bearing loan (the “New Debt”) and a $50.0 million non-interest-bearing exit fee. In connection with the Debt Exchange Transaction, the Company expensed $3.0 million relating to fees paid to advisors and others
•The weighted average interest rate on the Company’s SSTL was 8.75% for the three months ended March 31, 2025 compared to 14.20% for the same period in 2024
•The Company recognized an income tax provision of $0.7 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively. The income tax provision for the three months ended March 31, 2025 was driven primarily by income tax expense on transfer pricing income from India and the United States, no tax benefit on the pretax loss from our Luxembourg operating company, and uncertain tax positions.

CONSOLIDATED RESULTS OF OPERATIONS
Summary Results
The following is a discussion of our consolidated results of operations for the periods indicated. For a more detailed discussion of the factors that affected the results of our business segments in these periods, see “Segment Results of Operations” below.
The following table sets forth information on our consolidated results of operations:

	Three months ended March 31,
(in thousands, except per share data)	2025	2024	% Increase (decrease)

Service revenue:
Servicer and Real Estate	$32,865	$29,081	13
Origination	8,030	7,810	3
Total service revenue	40,895	36,891	11
Reimbursable expenses	2,471	2,537	(3)
Non-controlling interests	73	41	78
Total revenue	43,439	39,469	10
Cost of revenue	30,114	27,165	11
Gross profit	13,325	12,304	8
Selling, general and administrative expenses	10,080	12,852	(22)
Income (loss) from operations	3,245	(548)	N/M
Other income (expense), net:
Interest expense	(4,938)	(9,529)	(48)
Debt exchange transaction expenses	(2,980)	—	N/M
Other income (expense), net	144	1,642	(91)
Total other income (expense), net	(7,774)	(7,887)	(1)

Loss before income taxes and non-controlling interests	(4,529)	(8,435)	46
Income tax provision	(742)	(722)	3

Net loss	(5,271)	(9,157)	42
Net income attributable to non-controlling interests	(73)	(41)	(78)

Net loss attributable to Altisource	$(5,344)	$(9,198)	42

Margins:
Gross profit / service revenue	33%	33%
Income (loss) from operations / service revenue	8%	(1)%

Loss per share:
Basic	$(0.09)	$(0.33)	73
Diluted	$(0.09)	$(0.33)	73

Weighted average shares outstanding:
Basic	58,122	28,181	106
Diluted	58,122	28,181	106
_____________________________________
N/M — not meaningful.

Revenue
We recognized service revenue of $40.9 million for the three months ended March 31, 2025, an 11% increase compared to the three months ended March 31, 2024. The increase in service revenue for the three months ended March 31, 2025 was primarily driven by higher revenue in both segments. Revenue was higher in the Servicer and Real Estate segment from growth in our Property Renovation Services and Foreclosure Trustee businesses in the Solutions business, partially offset by fewer home sales in the Marketplace business. Revenue was higher in the Origination segment from higher volumes in the Trelix business within the Solutions business.
We recognized reimbursable expenses revenue of $2.5 million for the three months ended March 31, 2025, a 3% decrease compared to the three months ended March 31, 2024. The decrease in reimbursable expenses for the three months ended March 31, 2025 was primarily driven by lower REO title related expenses in the Servicer and Real Estate Solutions business and fewer asset resolution and asset management activities in the Marketplace business, partially offset by an increase in property preservation services in the Solutions business within the Servicer and Real Estate segment.
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
Cost of revenue consists of the following:

	Three months ended March 31,
(in thousands)	2025	2024	% Increase (decrease)

Outside fees and services	$17,021	$14,446	18
Compensation and benefits	7,519	7,113	6
Technology and telecommunications	2,982	2,886	3
Reimbursable expenses	2,471	2,537	(3)
Depreciation and amortization	121	183	(34)

Cost of revenue	$30,114	$27,165	11
We recognized cost of revenue of $30.1 million for the three months ended March 31, 2025, an 11% increase compared to the three months ended March 31, 2024. Outside fees and services increased primarily from higher revenue in both Segments. Compensation and benefits for the three months ended March 31, 2025 increased primarily due to higher annual incentive compensation accruals. Depreciation and amortization was lower from the completion of the depreciation periods of certain premises and equipment with only modest additions. In addition, changes in reimbursable expenses for the three months ended March 31, 2024 are consistent with the changes in reimbursable expenses revenue discussed in the revenue section above.
Gross profit increased to $13.3 million, representing 33% of service revenue, for the three months ended March 31, 2025 compared to $12.3 million, representing 33% of service revenue, for the three months ended March 31, 2024. Gross profit as a percentage of service revenue for the three months ended March 31, 2025 was relatively flat compared to the three months ended March 31, 2024.
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

SG&A expenses consist of the following:

	Three months ended March 31,
(in thousands)	2025	2024	% Increase (decrease)

Compensation and benefits	$4,897	$5,842	(16)
Professional services	1,620	2,531	(36)
Amortization of intangible assets	1,270	1,270	—
Occupancy related costs	800	925	(14)
Marketing costs	527	508	4
Depreciation and amortization	64	113	(43)
Other	902	1,663	(46)

Selling, general and administrative expenses	$10,080	$12,852	(22)
SG&A expenses for the three months ended March 31, 2025 of $10.1 million decreased by 22% compared to the three months ended March 31, 2024. The decrease for the three months ended March 31, 2024 was primarily driven by lower compensation and benefits, professional services and other costs. Compensation and benefits for the three months ended March 31, 2025 decreased from efficiency and cost reductions measures. Professional services for the three months ended March 31, 2025 decreased primarily due to lower costs related to legacy indemnification accruals. Other SG&A expenses for the three months ended March 31, 2025 decreased primarily due to lower bad debt expense.
Income (loss) from operations
Income (loss) from operations for the three months ended March 31, 2025 was $3.2 million, representing 8% of service revenue, compared to $(0.5) million, representing (1)% of service revenue, for the three months ended March 31, 2024. Income (loss) from operations as a percentage of service revenue improved for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily as a result of lower SG&A expenses as a percentage of service revenue.
Other Income (Expense), net
Other income (expense), net principally includes interest expense and other non-operating gains and losses.
Other income (expense), net was $(7.8) million for the three months ended March 31, 2025 compared to $(7.9) million for the three months ended March 31, 2024. The change for the three months ended March 31, 2025 was primarily driven by lower interest expense, partially offset by higher debt exchange transaction expenses. The lower interest expense was driven by the decrease in the SSTL balance and a lower interest rate from the February 19, 2025 Debt Exchange Transaction.
Income Tax Provision
We recognized an income tax provision of $0.7 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively. The income tax provision for the three months ended March 31, 2025 was driven primarily by income tax expense on transfer pricing income from India and the United States, no tax benefit on the pretax loss from our Luxembourg operating company, and uncertain tax positions.

SEGMENT RESULTS OF OPERATIONS
The following section provides a discussion of pretax results of operations of our business segments. Transactions between segments are accounted for as third party arrangements for purposes of presenting segment results of operations.
Financial information for our segments was as follows:

	Three months ended March 31, 2025
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$32,865	$8,030	$—	$40,895
Reimbursable expenses	2,292	179	—	2,471
Non-controlling interests	—	73	—	73
	35,157	8,282	—	43,439
Cost of revenue	21,861	6,690	1,563	30,114
Gross profit (loss)	13,296	1,592	(1,563)	13,325
Selling, general and administrative expenses	2,340	1,665	6,075	10,080
Income (loss) from operations	10,956	(73)	(7,638)	3,245
Total other income (expense), net	(27)	—	(7,747)	(7,774)

Income (loss) before income taxes and non-controlling interests	$10,929	$(73)	$(15,385)	$(4,529)

Margins:
Gross profit (loss) / service revenue	40%	20%	N/M	33%
Income (loss) from operations / service revenue	33%	(1)%	N/M	8%
_____________________________________
N/M — not meaningful.

	Three months ended March 31, 2024
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$29,081	$7,810	$—	$36,891
Reimbursable expenses	2,421	116	—	2,537
Non-controlling interests	—	41	—	41
	31,502	7,967	—	39,469
Cost of revenue	19,132	6,133	1,900	27,165
Gross profit (loss)	12,370	1,834	(1,900)	12,304
Selling, general and administrative expenses	3,098	1,959	7,795	12,852
Income (loss) from operations	9,272	(125)	(9,695)	(548)
Total other income (expense), net	—	—	(7,887)	(7,887)

Income (loss) before income taxes and non-controlling interests	$9,272	$(125)	$(17,582)	$(8,435)

Margins:
Gross profit (loss) / service revenue	43%	23%	N/M	33%
Income (loss) from operations / service revenue	32%	(2)%	N/M	(1)%
_____________________________________
N/M — not meaningful.

Servicer and Real Estate
Revenue
Revenue by line of business was as follows:

	Three months ended March 31,
(in thousands)	2025	2024	% Increase (decrease)

Service revenue:
Solutions	$23,899	$19,258	24
Marketplace	6,588	7,176	(8)
Technology and SaaS Products	2,378	2,647	(10)
Total service revenue	32,865	29,081	13

Reimbursable expenses:
Solutions	1,243	1,256	(1)
Marketplace	1,049	1,165	(10)
Total reimbursable expenses	2,292	2,421	(5)

Total revenue	$35,157	$31,502	12
We recognized service revenue of $32.9 million for the three months ended March 31, 2025, a 13% increase compared to the three months ended March 31, 2024. We also recognized reimbursable expenses revenue of $2.3 million for the three months ended March 31, 2025, a 5% decrease compared to the three months ended March 31, 2024. The increase in service revenue for the three months ended March 31, 2025 was driven by growth in our Property Renovation Services and Foreclosure Trustee businesses in the Solutions business, partially offset by fewer home sales in the Marketplace business. The decrease in reimbursable expenses for the three months ended March 31, 2025 was primarily driven by fewer assets resolution and asset management activities in the Marketplace business and lower REO title related expenses in our Title business in the Solutions business, partially offset by an increase in property preservation services in our Field Services business in the Solutions business.
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
Cost of Revenue and Gross Profit
Cost of revenue consisted of the following:

	Three months ended March 31,
(in thousands)	2025	2024	% Increase (decrease)

Outside fees and services	$11,879	$9,595	24
Compensation and benefits	5,698	5,394	6
Reimbursable expenses	2,292	2,421	(5)
Technology and telecommunications	1,917	1,632	17
Depreciation and amortization	75	90	(17)

Cost of revenue	$21,861	$19,132	14
Cost of revenue for the three months ended March 31, 2025 of $21.9 million increased by 14% compared to the three months ended March 31, 2024. The increase in cost of revenue for the three months ended March 31, 2025 is primarily driven by higher outside fees and services from higher revenue in the Property Renovation Services and Foreclosure Trustee businesses in the Solutions business and higher compensation and benefits primarily due to higher annual incentive compensation accruals and higher technology and telecommunications from a benefit recognized in 2024, partially offset by lower reimbursable expenses discussed above.
Gross profit increased to $13.3 million, representing 40% of service revenue, for the three months ended March 31, 2025 compared to $12.4 million, representing 43% of service revenue, for the three months ended March 31, 2024. Gross profit as a percentage of service revenue for the three months ended March 31, 2025 decreased primarily due to a change in revenue mix from greater growth in the lower margin Property Renovations Services business than in the higher margin Foreclosure Trsutee business. Our margins can vary substantially depending upon the service revenue mix.
Selling, General and Administrative Expenses
SG&A expenses consisted of the following:

	Three months ended March 31,
(in thousands)	2025	2024	% Increase (decrease)

Professional services	$582	$1,017	(43)
Amortization of intangible assets	740	740	—
Compensation and benefits	490	527	(7)
Marketing costs	344	344	—
Occupancy related costs	106	141	(25)
Other	78	329	(76)

Selling, general and administrative expenses	$2,340	$3,098	(24)
SG&A for the three months ended March 31, 2025 of $2.3 million decreased by 24% compared to the three months ended March 31, 2024. The decrease in SG&A for the three months ended March 31, 2025 is primarily due to lower professional services and other expenses. Professional services for the three months ended March 31, 2025 decreased primarily due to lower legal-related costs. Other expenses for the three months ended March 31, 2025 decreased from lower bad debt expense.
Income from operations
Income from operations increased to $11.0 million, representing 33% of service revenue, for the three months ended March 31, 2025 compared to $9.3 million, representing 32% of service revenue, for the three months ended March 31, 2024. The increase in operating income as a percentage of service revenue for the three months ended March 31, 2025 is primarily the result of lower SG&A expenses, partially offset by lower gross profit margins.

Origination
Revenue
Revenue by business unit was as follows:

	Three months ended March 31,
(in thousands)	2025	2024	% Increase (decrease)

Service revenue:
Lenders One	$6,354	$6,473	(2)
Solutions	1,499	1,182	27
Technology and SaaS Products	177	155	14
Total service revenue	8,030	7,810	3

Reimbursable expenses:
Solutions	179	116	54
Total reimbursable expenses	179	116	54

Non-controlling interests	73	41	78

Total revenue	$8,282	$7,967	4
We recognized service revenue of $8.0 million for the three months ended March 31, 2025, a 3% increase compared to the three months ended March 31, 2024. We also recognized reimbursable expenses revenue of $0.2 million for the three months ended March 31, 2025, a 54% increase compared to the three months ended March 31, 2024. The increase in service revenue in the Origination segment for the three months ended March 31, 2025 is primarily driven by higher volumes in the Trelix business within the Solutions business.
Cost of Revenue and Gross Profit
Cost of revenue consisted of the following:

	Three months ended March 31,
(in thousands)	2025	2024	% Increase (decrease)

Outside fees and services	$5,142	$4,851	6
Compensation and benefits	1,146	1,029	11
Technology and telecommunications	220	130	69
Reimbursable expenses	179	116	54
Depreciation and amortization	3	7	(57)

Cost of revenue	$6,690	$6,133	9
Cost of revenue for the three months ended March 31, 2025 of $6.7 million increased by 9% compared to the three months ended March 31, 2024. The increase in cost of revenue for the three months ended March 31, 2025 was primarily driven by higher outside fees and services from a change in revenue mix and higher compensation and benefits from an increase in headcount to support growth in the Trelix business.
Gross profit decreased to $1.6 million, representing 20% of service revenue, for the three months ended March 31, 2025 compared to $1.8 million, representing 23% of service revenue, for the three months ended March 31, 2024. Gross profit as a percentage of service revenue for the three months ended March 31, 2025 decreased from a change in revenue mix.

Selling, General and Administrative Expenses
SG&A expenses consisted of the following:

	Three months ended March 31,
(in thousands)	2025	2024	% Increase (decrease)

Amortization of intangible assets	$530	$530	—
Compensation and benefits	508	471	8
Professional services	319	140	128
Marketing costs	183	160	14
Occupancy related costs	50	119	(58)
Depreciation and amortization	—	—	—
Other	75	539	(86)

Selling, general and administrative expenses	$1,665	$1,959	(15)
SG&A for the three months ended March 31, 2025 of $1.7 million decreased by 15% compared to the three months ended March 31, 2024. The decrease in SG&A for the three months ended March 31, 2025 is primarily due to lower other expenses from lower bad debt expense, partially offset by higher professional services from higher legal-related costs.
Loss from operations
Loss from operations was $(0.1) million, representing (1)% of service revenue, for the three months ended March 31, 2025 compared to $(0.1) million, representing (2)% of service revenue, for the three months ended March 31, 2024. The improvement in operating income as a percentage of service revenue for the three months ended March 31, 2025 is primarily from lower SG&A expenses, partially offset by lower gross profit margins.
Corporate and Others
Cost of Revenue
Cost of revenue consisted of the following:

	Three months ended March 31,
(in thousands)	2025	2024	% Increase (decrease)

Technology and telecommunications	$845	$1,124	(25)
Compensation and benefits	675	690	(2)
Depreciation and amortization	43	86	(50)

Cost of revenue	$1,563	$1,900	(18)
Cost of revenue for the three months ended March 31, 2025 of $1.6 million decreased by 18% compared to the three months ended March 31, 2024. The decrease in cost of revenue for the three months ended March 31, 2025 is primarily driven by lower technology and telecommunications due to efficiency initiatives and cost savings initiatives and lower depreciation and amortization from the completion of the depreciation periods for certain premises and equipment.

Selling, General and Administrative Expenses
SG&A in Corporate and Others include costs related to the corporate functions including executive, finance, technology, law, compliance, human resources, vendor management, facilities, risk management and eliminations between reportable segments.
SG&A expenses consisted of the following:

	Three months ended March 31,
(in thousands)	2025	2024	% Increase (decrease)

Compensation and benefits	$3,899	$4,844	(20)
Professional services	719	1,374	(48)
Occupancy related costs	644	665	(3)
Depreciation and amortization	64	113	(43)
Marketing costs	—	4	(100)
Other	749	795	(6)

Selling, general and administrative expenses	$6,075	$7,795	(22)
SG&A for the three months ended March 31, 2025 of $6.1 million decreased by 22% compared to the three months ended March 31, 2024. The decrease for the three months ended March 31, 2025 is primarily driven by lower compensation and benefits driven by efficiency initiatives and cost savings initiatives and lower professional services from lower accruals for estimated legal matters.
Other Income (Expense), net
Other income (expense), net principally includes interest expense and other non-operating gains and losses.
Other income (expense), net was $(7.8) million for the three months ended March 31, 2025 compared to $(7.9) million for the three months ended March 31, 2024. The change for the three months ended March 31, 2025 was primarily driven by lower interest expense, partially offset by higher debt exchange transaction expenses. The lower interest expense was driven by the decrease in the SSTL balance and a lower interest rate from the February 19, 2025 Debt Exchange Transaction.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary source of liquidity has historically been cash flow from operations, cash proceeds from sales of businesses, cash proceeds from the sale of equity securities and cash on hand. However, primarily due to lower delinquency and foreclosure rates, and higher home equity, revenue has declined significantly compared to pre-pandemic levels. The lower revenue, partially offset by efficiency initiatives and cost savings initiatives, has resulted in negative operating cash flow from operations. We believe lower interest expense as a result of the February 2025 Debt Exchange Transaction, anticipated growth from the renovation business launched in 2024, the anticipated improvement in the default market, on-boarding sales wins, and revenue mix together with our reduced cost structure, should help improve operating cash flow.
We seek to deploy cash generated in a disciplined manner. Principally, we intend to use cash to develop and grow complementary services and businesses that we believe will generate attractive margins in line with our core capabilities and strategy and fund negative operating cash flow, if necessary. We also use cash for repayments of our long-term debt and capital investments. In addition, from time to time we may consider and evaluate business acquisitions, dispositions, closures, sales of equity securities or other similar actions that are aligned with our strategy.
Revolving Loan Agreement
In connection with the Company’s Renovation business, on June 3, 2024 Altisource Solutions, Inc., an indirect subsidiary of Altisource Portfolio Solutions S.A, entered into a revolving loan agreement with a then related party, Altisource Asset Management Corporation (“AAMC”) (the “Revolving Loan Agreement”).
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
As of March 31, 2025, there was $1.0 million outstanding debt under the Revolving Loan Agreement.
Cash Flows
The following table presents our cash flows for the three months ended March 31:

(in thousands)	2025	2024	% Increase (decrease)

Net cash used in operating activities	$(4,972)	$(2,237)	(122)
Net cash used in investing activities	(25)	—	N/M
Net cash provided by (used in) financing activities	5,990	(699)	N/M
Net increase (decrease) in cash, cash equivalents and restricted cash	993	(2,936)	(134)
Cash, cash equivalents and restricted cash at the beginning of the period	32,700	35,416	(8)

Cash, cash equivalents and restricted cash at the end of the period	$33,693	$32,480	4
_____________________________________
N/M — not meaningful.
Cash Flows from Operating Activities
Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net loss. For the three months ended March 31, 2025, net cash used in operating activities was $(5.0) million compared to net cash used in operating activities of $(2.2) million for the three months ended March 31, 2024. The increase in cash used in operating activities was driven by $3.0 million in expenses related to the Debt Exchange Transaction in the first quarter of 2025, a $1.4 million increase in cash used for working capital, partially offset by improving income from operations and lower cash paid for interest expense. Cash used in working capital increased from a $2.0 million return of surety bonds in the first quarter of 2024 and a higher increase in 2025 accounts receivable from revenue growth, partially offset by higher growth in accounts payable. Operating cash flows can be negatively impacted because of the nature of some of our services and the mix of services provided. Certain services are performed immediately following or shortly after the referral, but the collection of the receivable does not occur until a specific event occurs (e.g., the foreclosure is complete, the REO asset is sold, etc.). Furthermore, lower margin services generate lower income and cash flows from operations. Consequently, our cash flows from operations may be negatively impacted when comparing one period to another.
Cash Flows from Financing Activities
Net cash provided by (used in) financing activities was $6.0 million and $(0.7) million for the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2024, we received $11.3 million in proceeds from the Super Senior Credit Facility, net of original issuance discount. We used $(1.7) million for debt issuance costs and $(3.2) million related to the issuance of equity, in connection to the Debt Exchange Transaction. During the three months ended March 31, 2025 and 2024, we made payments of $0.3 million and $0.6 million, respectively, to satisfy employee tax withholding obligations on the issuance of restricted share units (“RSUs”) and restricted shares. These payments were made to tax authorities, at the employees’ direction, to satisfy the employees’ tax obligations rather than issuing a portion of vested restricted share units and restricted shares to employees. In addition, during both the three months ended March 31, 2025 and 2024, we distributed less than $0.1 million to non-controlling interests.

Future Uses of Cash
Our significant future liquidity obligations primarily pertain to amortization of the New Facility, amortization and maturity of the Super Senior Facility, interest expense under the New Facility and the Super Senior Facility (see Liquidity section above), and operating lease payments on certain of our premises and equipment.
Significant future uses of cash include the following:

		Payments Due by Period
(in thousands)	Total	2025	2026-2027	2028-2029

New Facility (1)	$6,568	$825	$2,200	$3,543
Super Senior Facility (2)	12,500	94	250	12,156
Revolving Loan Agreement (3)	1,000	1,000	—	—
Interest payments (4)	61,467	10,077	26,484	24,906
Lease payments	2,191	1,177	858	156

Total	$83,726	$13,173	$29,792	$40,761
______________________________________
(1)    $158.6 million of the New Facility matures on April 30, 2030 and $1.4 million of the New Facility matures on January 15, 2029.
(2)    The Super Senior Facility matures on February 19, 2029.
(3)    The outstanding balance of our Revolving Loan Agreement as of March 31, 2025 is $1.0 million and is due on June 3, 2025, and may be automatically extended for one year on each anniversary of the maturity date. The table herein reflects a maturity date of June 3, 2025.
(4)    Estimated future interest payments for the New Facility and the Super Senior Facility based on the three-month Secured Overnight Financing Rate (“SOFR”) interest rate as of March 31, 2025.
We anticipate funding future liquidity requirements with a combination of existing cash balances and cash anticipated to be generated by operating activities. For further information, see Note 10 and Note 21 to the condensed consolidated financial statements.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of escrow and certain other account arrangements.
We hold customers’ assets in escrow and other accounts at various financial institutions pending completion of certain real estate and construction review activities. These amounts are held in escrow and other accounts for limited periods of time and are not included in the accompanying condensed consolidated balance sheets. Amounts held in escrow and other accounts were $35.7 million and $24.9 million as of March 31, 2025 and December 31, 2024, respectively.
Contractual Obligations, Commitments and Contingencies
For the three months ended March 31, 2025, there were no significant changes to our contractual obligations from those identified in our Form 10-K for the fiscal year ended December 31, 2024 and this Form 10-Q, other than those that occur in the normal course of business. See Note 21 to the condensed consolidated financial statements.
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
Our critical accounting policies are described in the MD&A section of our Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025. There have been no material changes to our critical accounting policies during the three months ended March 31, 2025.

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
Interest Rate Risk
Under the terms of the New Facility, the interest rate charged on the New Debt is SOFR, with a minimum floor of 3.5%, plus 6.5%. The interest rate charged on the Super Senior Facility is SOFR, with a minimum floor of 3.5%, plus 6.5%. Based on the terms of the New Facility and the Super Senior Facility, a one percentage point increase in SOFR would increase our annual interest expense by approximately $1.2 million, and there would be a $1.2 million decrease in our annual interest expense if there was a one percentage point decrease in SOFR.
Currency Exchange Risk
We are exposed to currency risk from potential changes in currency values of our non-United States dollar denominated expenses, assets, liabilities and cash flows. Our most significant currency exposure relates to the Indian rupee. Based on expenses incurred in Indian rupees for the first quarter of 2025, a one percentage point increase or decrease in value of the Indian rupee in relation to the United States dollar would increase or decrease our annual expenses by approximately $0.1 million.
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
As of March 31, 2025, an evaluation was conducted under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of March 31, 2025.
b)    Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. Capitalized terms used but not defined in this section have the meanings given to them in the 2024 Form 10-K. The risk factors in our Annual Report continue to describe risks that could materially affect our business, financial condition, results of operations, and stock price. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially adversely affect us.
The expiration of restrictions on the sale or transfer of shares of common stock issued to lenders in connection with the Debt Exchange Transaction may increase the volatility of our common stock.
A significant number of shares of our common stock were issued to lenders in connection with the Debt Exchange Transaction and are subject to restrictions on sale or transfer through approximately September 17, 2025. Upon expiration of these restrictions, these shares may become eligible for resale in the public market, subject to applicable securities laws. Any actual or perceived future sales of these shares may negatively affect the market price of our common stock or increase volatility. The potential for these shares to be sold may also limit our ability to raise additional capital through equity offerings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases of shares of common stock during the three months ended March 31, 2025. On May 16, 2023, our shareholders approved the renewal and amendment of the share repurchase program previously approved by the shareholders on May 15, 2018. Under the program, we are authorized to purchase up to 3.1 million shares of our common stock in the open market, subject to certain parameters, for a period of five years from the date of approval. As of March 31, 2025, the maximum number of shares that may be purchased under the repurchase program is 3.1 million shares of the Company’s common stock. Under the New Facility and the Super Senior Facility, we are not permitted to repurchase shares except for limited circumstances. In addition to the share repurchase program, during the three months ended March 31, 2025, 323,559 common shares were withheld from employees to satisfy tax withholding obligations that arose from the vesting of restricted shares.
On February 20, 2024, the Company issued a total of 232,580 RSUs as equity compensation under the Altisource 2024 Long Term Incentive Plan to the Company’s Chairman and Chief Executive Officer, Chief Financial Officer, and Chief Legal and Compliance Officer as unregistered securities in a private placement exempt from registration pursuant to Rule 4(a)(2) of the Securities Act of 1933, as amended.
Item 5. Other Information
Director and Officer Trading Arrangements
During the three months ended March 31, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101 *
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025 is formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2025 and 2024; (iii) Condensed Consolidated Statements of Equity for the three months ended March 31, 2025 and 2024; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024; and (v) Notes to Condensed Consolidated Financial Statements.

104 *	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

______________________________________
*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
(Registrant)

Date:	May 1, 2025	By:	/s/ Michelle D. Esterman
Michelle D. Esterman
Chief Financial Officer
(On behalf of the Registrant and as its Principal Financial Officer and Principal Accounting Officer)