Form 10-Q
period 2025-06-30
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
filed 2025-07-24
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
(352) 2060 2055
(Registrant’s telephone number, including area code)
Securities registered or to be registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	ASPS	The Nasdaq Stock Market LLC
Cash Exercise Stakeholder Warrants	ASPSZ	The Nasdaq Stock Market LLC
Net Settle Stakeholder Warrants	ASPSW	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of July 18, 2025, there were 10,986,709 outstanding shares of the registrant’s common stock (excluding 29,511 shares held as treasury stock).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$29,985	$29,811
Accounts receivable, net of allowance for credit losses of $2,575 and $3,124, respectively	18,442	15,050
Prepaid expenses and other current assets	5,503	6,240
Total current assets	53,930	51,101

Premises and equipment, net	366	701
Right-of-use assets under operating leases	1,612	2,243
Goodwill	55,960	55,960
Intangible assets, net	18,928	21,468
Deferred tax assets, net	5,632	5,629
Other assets	6,513	6,504

Total assets	$142,941	$143,606

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$31,991	$33,512
Current portion of long-term debt	1,225	230,544
Deferred revenue	3,401	3,979
Other current liabilities	3,507	3,238
Total current liabilities	40,124	271,273

Long-term debt	192,641	—
Deferred tax liabilities, net	9,098	9,028
Other non-current liabilities	3,008	20,016

Commitments, contingencies and regulatory matters (Note 21)

Deficit:
Common stock ($0.01 par value; 250,000 shares authorized, 11,016 issued and 10,983 outstanding as of June 30, 2025; 3,745 issued and 3,403 outstanding as of December 31, 2024)	110	37
Additional paid-in capital	255,228	211,523
Accumulated deficit	(352,608)	(259,977)
Treasury stock, at cost (33 shares as of June 30, 2025 and 342 shares as of December 31, 2024)	(5,419)	(108,959)
Altisource deficit	(102,689)	(157,376)

Non-controlling interests	759	665
Total deficit	(101,930)	(156,711)

Total liabilities and deficit	$142,941	$143,606
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Revenue	$43,288	$39,121	$86,727	$78,590
Cost of revenue	30,261	26,404	60,375	53,569

Gross profit	13,027	12,717	26,352	25,021

Selling, general and administrative expenses	9,796	10,634	19,876	23,486

Income from operations	3,231	2,083	6,476	1,535
Other income (expense), net:
Interest expense	(2,615)	(9,788)	(7,553)	(19,317)
Debt exchange transaction expenses	(472)	—	(3,452)	—
Other income (expense), net	43	139	187	1,781
Total other income (expense), net	(3,044)	(9,649)	(10,818)	(17,536)

Income (loss) before income taxes and non-controlling interests	187	(7,566)	(4,342)	(16,001)
Income tax benefit (provision)	16,471	(706)	15,729	(1,428)

Net income (loss)	16,658	(8,272)	11,387	(17,429)
Net income attributable to non-controlling interests	(76)	(35)	(149)	(76)

Net income (loss) attributable to Altisource	$16,582	$(8,307)	$11,238	$(17,505)

Earnings (loss) per share:
Basic	$1.51	$(2.33)	$1.22	$(4.94)
Diluted	$1.48	$(2.33)	$1.19	$(4.94)

Weighted average shares outstanding:
Basic	10,966	3,569	9,178	3,546
Diluted	11,206	3,569	9,439	3,546

Comprehensive income (loss):
Net income (loss)	$16,658	$(8,272)	$11,387	$(17,429)
Comprehensive income attributable to non-controlling interests	(76)	(35)	(149)	(76)

Comprehensive income (loss) attributable to Altisource	$16,582	$(8,307)	$11,238	$(17,505)
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Statements of Equity (Deficit)
(in thousands)

	Altisource Equity (Deficit)
	Common stock		Additional paid-in capital	Accumulated Deficit	Treasury stock, at cost	Non-controlling interests	Total
	Shares

Balance, December 31, 2023	3,745	$37	$207,204	$(180,162)	$(152,749)	$615	$(125,055)

Net loss	—	—	—	(9,198)	—	41	(9,157)
Distributions to non-controlling interest holders	—	—	—	—	—	(19)	(19)
Share-based compensation expense	—	—	2,213	—	—	—	2,213
Exercise of warrants, net of costs	—	—	(398)	(3,722)	4,030	—	(90)
Issuance of restricted share units and restricted shares	—	—	—	(15,860)	15,860	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(9,575)	8,985	—	(590)

Balance, March 31, 2024	3,745	$37	$209,019	$(218,517)	$(123,874)	$637	$(132,698)

Net loss	—	—	—	(8,307)	—	35	(8,272)
Distributions to non-controlling interest holders	—	—	—	—	—	(32)	(32)
Share-based compensation expense	—	—	844	—	—	—	844
Issuance of restricted share units and restricted shares	—	—	—	(6,427)	6,427	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(1,100)	1,058	—	(42)

Balance, June 30, 2024	3,745	$37	$209,863	$(234,351)	$(116,389)	$640	$(140,200)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Statements of Equity (Deficit)
(in thousands)

	Altisource Equity (Deficit)
	Common stock		Additional paid-in capital	Accumulated Deficit	Treasury stock, at cost	Non-controlling interests	Total
	Shares

Balance, December 31, 2024	3,745	$37	$211,523	$(259,977)	$(108,959)	$665	$(156,711)

Net loss	—	—	—	(5,344)	—	73	(5,271)
Distributions to non-controlling interest holders	—	—	—	—	—	(2)	(2)
Share-based compensation expense	—	—	1,094	—	—	—	1,094
Issuance of common stock, net of issuance costs	7,271	73	42,106	—	—	—	42,179
Exercise of warrants, net of costs	—	—	—	(57,525)	57,525	—	—
Issuance of restricted share units and restricted shares	—	—	—	(25,456)	25,456	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(14,780)	14,462	—	(318)

Balance, March 31, 2025	11,016	$110	$254,723	$(363,082)	$(11,516)	$736	$(119,029)

Net income	—	—	—	16,582	—	76	16,658
Distributions to non-controlling interest holders	—	—	—	—	—	(53)	(53)
Share-based compensation expense	—	—	664	—	—	—	664
Issuance of common stock, net of issuance costs	—	—	(159)	—	—	—	(159)
Issuance of restricted share units and restricted shares	—	—	—	(5,910)	5,910	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(198)	188	—	(10)
Purchase of fractional shares	—	—	—	—	(1)	—	(1)

Balance, June 30, 2025	11,016	$110	$255,228	$(352,608)	$(5,419)	$759	$(101,930)
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30,
	2025	2024

Cash flows from operating activities:
Net income (loss)	$11,387	$(17,429)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	363	572
Amortization of right-of-use assets under operating leases	546	811
Amortization of intangible assets	2,540	2,540
Paid-in-kind accrual	—	4,269
Share-based compensation expense	1,758	3,057
Bad debt expense	(38)	550
Amortization of debt premium	(1,677)	—
Amortization of debt discount	718	1,901
Amortization of debt issuance costs	448	1,224
Deferred income taxes	70	18
Loss on disposal of fixed assets	—	13
Changes in operating assets and liabilities:
Accounts receivable	(3,354)	(2,058)
Prepaid expenses and other current assets	737	3,027
Other assets	(23)	61
Accounts payable and accrued expenses	(1,521)	(44)
Current and non-current operating lease liabilities	(563)	(838)
Other current and non-current liabilities	(16,669)	269
Net cash used in operating activities	(5,278)	(2,057)

Cash flows from investing activities:
Additions to premises and equipment	(28)	—
Net cash used in investing activities	(28)	—

Cash flows from financing activities:
Proceeds from the Super Senior Facility	11,250	—
Debt issuance costs	(1,741)	—
Repayments of long-term debt	(306)	—
Equity issuance costs	(3,350)	—
Purchase of fractional shares	(1)	—
Exercise of Warrants, net of costs	—	(90)
Distributions to non-controlling interests	(55)	(51)
Payments of tax withholding on issuance of restricted share units and restricted shares	(328)	(632)
Net cash provided by (used in) financing activities	5,469	(773)

Net increase (decrease) in cash, cash equivalents and restricted cash	163	(2,830)
Cash, cash equivalents and restricted cash at the beginning of the period	32,700	35,416

Cash, cash equivalents and restricted cash at the end of the period	$32,863	$32,586

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30,
	2025	2024

Supplemental cash flow information:
Interest paid	$7,910	$11,870
Income taxes (refunded) paid, net	(682)	1,121
Acquisition of right-of-use assets with operating lease liabilities	77	65
Reduction of right-of-use assets from operating lease modifications or reassessments	(162)	(21)

Non-cash investing and financing activities:
Equity issued in exchange for debt reduction	45,370	—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets and the unaudited condensed consolidated statements of cash flows:
	June 30, 2025	June 30, 2024

Cash and cash equivalents	$29,985	$29,702
Restricted cash	2,878	2,884
Total cash, cash equivalents and restricted cash reported in the statements of cash flows	$32,863	$32,586
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
The management agreement between MPA and Lenders One, pursuant to which MPA is the management company, represents a variable interest in a variable interest entity. MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact the cooperative’s economic performance and the right to receive benefits from the cooperative. As a result, Lenders One is presented in the accompanying condensed consolidated financial statements on a consolidated basis and the interests of the members are reflected as non-controlling interests. As of June 30, 2025, Lenders One had total assets of $0.9 million and total liabilities of $0.4 million. As of December 31, 2024, Lenders One had total assets of $0.5 million and total liabilities of $0.4 million.
These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 31, 2025.
Share Consolidation
On May 28, 2025, Altisource effected a consolidation of its shares (also known as a reverse stock split) at a ratio of 1-for-8 (the “Share Consolidation”). As a result of the Share Consolidation, every 8 shares of common stock outstanding immediately prior to effectiveness of the Share Consolidation were combined and converted into one share of common stock, reducing the total number of issued and outstanding shares from 88,129,766 to 11,016,220. No fractional shares were issued in connection with the Share Consolidation. Instead, shareholders received cash in lieu of fractional shares, based on the closing price of Altisource’s common stock on May 27, 2025.
The Share Consolidation did not change the authorized number of shares of Altisource’s common stock.
All share and per share amounts and exercise prices of stock options, and warrants in the accompanying condensed consolidated financial statements and notes to the condensed consolidated financial statements have been retroactively adjusted to reflect the Share Consolidation for all periods presented.

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
During the three and six months ended June 30, 2025, Onity was our largest customer, accounting for 43% and 44%, respectively, of our total revenue. Onity purchases certain mortgage services from us under the terms of services agreements and amendments thereto (collectively, the “Onity Services Agreements”) with terms extending through August 2030. Certain of the Onity Services Agreements contain a “most favored nation” provision and also grant the parties the right to renegotiate pricing, among other things.
Revenue from Onity primarily consists of revenue earned from the loan portfolios serviced and subserviced by Onity when Onity engages us as the service provider, and revenue earned directly from Onity, pursuant to the Onity Services Agreements. For the six months ended June 30, 2025 and 2024, we recognized revenue from Onity of $37.8 million and $34.9 million, respectively ($18.5 million and $17.2 million for the second quarter of 2025 and 2024, respectively). Revenue from Onity as a percentage of segment and consolidated revenue was as follows:

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Servicer and Real Estate	54%	55%	55%	56%
Origination	—%	—%	—%	—%
Corporate and Others	—%	—%	—%	—%
Consolidated revenue	43%	44%	44%	44%
We earn additional revenue related to the portfolios serviced and subserviced by Onity when a party other than Onity or the MSR owner selects Altisource as the service provider. For the six months ended June 30, 2025 and 2024, we recognized $4.1 million and $5.2 million, respectively ($1.9 million and $2.4 million for the second quarter of 2025 and 2024, respectively), of such revenue. These amounts are not included in deriving revenue from Onity and revenue from Onity as a percentage of revenue discussed above.
As of June 30, 2025, accounts receivable from Onity totaled $5.7 million, $3.6 million of which was billed and $2.1 million of which was unbilled. As of December 31, 2024, accounts receivable from Onity totaled $4.4 million, $3.1 million of which was billed and $1.3 million of which was unbilled.
Rithm
Rithm Capital Corp. (individually, together with one or more of its subsidiaries or one or more of its subsidiaries individually, “Rithm”) is an asset manager focused on the real estate and financial services industries.
Onity has disclosed that Rithm is one of its largest servicing clients. As of March 31, 2025, Onity reported that approximately 11% of loans serviced and subserviced by Onity (measured in unpaid principal balance (“UPB”)) and approximately 58% of all delinquent loans that Onity services were related to Rithm MSRs or rights to MSRs (the “Subject MSRs”).
Rithm purchases brokerage services for real estate owned (“REO”) exclusively from us, irrespective of the subservicer, subject to certain limitations, for certain MSRs set forth in and pursuant to the terms of a Cooperative Brokerage Agreement, as amended, and related letter agreement (collectively, the “Rithm Brokerage Agreement”) with terms extending through August 2025. In addition, Rithm also purchases property inspection, preservation and other services from us pursuant to other agreements.
For the six months ended June 30, 2025 and 2024, we recognized revenue from Rithm of $1.8 million and $1.3 million, respectively ($1.1 million and $0.6 million for the second quarter of 2025 and 2024, respectively), under the Rithm Brokerage Agreement. For the six months ended June 30, 2025 and 2024, we recognized additional revenue of $5.3 million and $6.1 million, respectively ($2.7 million and $3.2 million for the second quarter of 2025 and 2024, respectively), relating to the Subject MSRs when a party other than Rithm selects Altisource as the service provider.
NOTE 3 — ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consists of the following:

(in thousands)	June 30, 2025	December 31, 2024

Billed	$13,206	$12,169
Unbilled	7,811	6,005
	21,017	18,174
Less: Allowance for credit losses	(2,575)	(3,124)

Total	$18,442	$15,050
Billed accounts receivable includes receivables from certain real estate asset management services, REO and foreclosure sales, and title and closing services, for which we generally recognize revenue when the service is provided but collect upon closing of the sale. Unbilled accounts receivable also includes receivables from foreclosure trustee services and property renovation services, for which we generally recognize revenues over the service delivery period but bill following completion of the service. We also include amounts in unbilled accounts receivable that are earned during a month and billed in the following month. As of January 1, 2025, gross accounts receivable totaled $18.2 million, $12.2 million of which was billed and $6.0

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
million of which was unbilled, less allowance for credit losses of $3.1 million, resulting in net accounts receivable of $15.1 million. As of January 1, 2024, gross accounts receivable totaled $14.8 million, $11.2 million of which was billed and $3.6 million of which was unbilled, less allowance for credit losses of $3.1 million, resulting in net accounts receivable of $11.7 million.
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
Changes in the allowance for expected credit losses consist of the following:

		(Additions) / Subtractions
(in thousands)	Balance at Beginning of Period	Charged to Expenses	Deductions Note(1)	Balance at End of Period

Allowance for expected credit losses:

Three months ended June 30, 2025	$2,628	$99	$(152)	$2,575
Three months ended June 30, 2024	3,555	(8)	(126)	3,421

Six months ended June 30, 2025	$3,124	$(38)	$(511)	$2,575
Six months ended June 30, 2024	3,123	550	(252)	3,421
______________________________________
(1)    Amounts written off as uncollectible or transferred to other accounts or utilized.
NOTE 4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

(in thousands)	June 30, 2025	December 31, 2024

Prepaid expenses	$3,076	$3,620
Maintenance agreements, current portion	1,028	962
Income taxes receivable	522	1,043
Restricted cash	23	23
Other current assets	854	592

Total	$5,503	$6,240
NOTE 5 — PREMISES AND EQUIPMENT, NET
Premises and equipment, net consists of the following:

(in thousands)	June 30, 2025	December 31, 2024

Computer hardware and software	$46,071	$46,074
Leasehold improvements	709	709
Furniture and fixtures	72	72
Office equipment and other	17	17
	46,869	46,872
Less: Accumulated depreciation and amortization	(46,503)	(46,171)

Total	$366	$701

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Depreciation and amortization expense amounted to $0.4 million and $0.6 million for the six months ended June 30, 2025 and 2024, respectively ($0.2 million and $0.3 million for the second quarter of 2025 and 2024, respectively), and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive income (loss).
Premises and equipment, net consist of the following by country:

(in thousands)	June 30, 2025	December 31, 2024

Luxembourg	$328	$554
India	24	124
United States	11	23
Uruguay	3	—

Total	$366	$701
NOTE 6 — RIGHT-OF-USE ASSETS UNDER OPERATING LEASES, NET
Right-of-use assets under operating leases, net consists of the following:

(in thousands)	June 30, 2025	December 31, 2024

Right-of-use assets under operating leases	$6,092	$6,177
Less: Accumulated amortization	(4,480)	(3,934)

Total	$1,612	$2,243
Amortization of operating leases was $0.5 million and $0.8 million for the six months ended June 30, 2025 and 2024, respectively ($0.4 million and $0.4 million for the second quarter of 2025 and 2024, respectively), and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive income (loss).
NOTE 7 — GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following is a summary of goodwill by segment:

(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Total

Balance as of June 30, 2025 and December 31, 2024	$30,681	$25,279	$—	$55,960
Intangible Assets, net
Intangible assets, net consist of the following:

	Weighted average estimated useful life (in years)	Gross carrying amount		Accumulated amortization		Net book value
(in thousands)		June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024

Definite lived intangible assets:
Customer related intangible assets	9	$213,912	$213,912	$(204,701)	$(203,221)	$9,211	$10,691
Operating agreement	20	35,000	35,000	(26,979)	(26,104)	8,021	8,896
Trademarks and trade names	16	9,709	9,709	(8,013)	(7,828)	1,696	1,881

Total		$258,621	$258,621	$(239,693)	$(237,153)	$18,928	$21,468

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Amortization expense for definite lived intangible assets was $2.5 million and $2.5 million for the six months ended June 30, 2025 and 2024, respectively ($1.3 million and $1.3 million for the second quarter of 2025 and 2024, respectively). Forecasted annual definite lived intangible asset amortization expense for 2025 through 2029 is $5.1 million, $4.9 million, $4.7 million, $4.4 million and $2.1 million, respectively.
NOTE 8 — OTHER ASSETS
Other assets consist of the following:

(in thousands)	June 30, 2025	December 31, 2024

Restricted cash	$2,855	$2,866
Surety bond collateral	2,000	2,000
Security deposits	339	332
Other	1,319	1,306

Total	$6,513	$6,504
NOTE 9 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable and accrued expenses consist of the following:

(in thousands)	June 30, 2025	December 31, 2024

Accounts payable	$13,406	$17,887
Accrued expenses - general	10,130	9,591
Accrued salaries and benefits	6,523	5,022
Income taxes payable	1,932	1,012

Total	$31,991	$33,512
Other current liabilities consist of the following:

(in thousands)	June 30, 2025	December 31, 2024

Operating lease liabilities	$1,452	$1,495
Revolving loan agreement	999	992
Other	1,056	751

Total	$3,507	$3,238
Revolving Loan Agreement
On June 3, 2024, in connection with the Company’s Renovation business, Altisource Solutions, Inc., an indirect subsidiary of Altisource Portfolio Solutions S.A, entered into a revolving loan agreement with a then related-party, Altisource Asset Management Corporation (“AAMC”) (the “Revolving Loan Agreement”).
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
The maturity date of the Revolving Loan Agreement was June 3, 2025 and can be automatically extended for one year on each anniversary of the maturity date. During any extension period, AAMC may terminate the Revolving Loan Agreement upon 150 days prior written notice and the loan will mature upon such termination. During the second quarter of 2025, the Revolving Loan Agreement maturity date was extended to June 3, 2026.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Borrowings under the Revolving Loan Agreement bear interest of 12.00% per annum in cash and are payable monthly in arrears on the first business day of each calendar month. Altisource pays AAMC a monthly unused commitment fee in an amount equal to 0.25% per annum of the average amount of the unused available credit under the Revolving Loan Agreement.
Altisource’s obligation under the Revolving Loan Agreement is secured by certain receivables related to the Company’s residential real estate renovation services business. The outstanding balance on the Revolving Loan Agreement is due and payable on the maturity date.
As of June 30, 2025 and December 31, 2024, there was $1.0 million of outstanding debt under the Revolving Loan Agreement which is included in other current liabilities in the accompanying consolidated balance sheet.
NOTE 10 — LONG-TERM DEBT
Long-term debt consists of the following:

(in thousands)	June 30, 2025	December 31, 2024

Senior secured term loans	$159,725	$232,800
Super senior term loan	12,469	—
Total principal debt	172,194	232,800
Plus: Unamortized premium	24,608	—
Less: Unamortized discount	(1,904)	(1,372)
Less: Unamortized debt issuance and amendment costs	(1,032)	(884)
Long-term debt, net	193,866	230,544
Less: Current maturities of long-term debt	(1,225)	(230,544)
Total long-term debt	$192,641	$—
Principal payments are due as follows:

(in thousands)	Total

2025	$613
2026	1,225
2027	1,225
2028	1,225
2029	14,474
2030	153,432
Total debt	$172,194
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
On February 19, 2025, Altisource Portfolio Solutions S.A. and the Borrower entered into agreements with 100% of the lenders under the SSTL (the “Lenders”). Under these agreements, the Lenders exchanged the SSTL with an outstanding balance of $232.8 million for a $160.0 million new first lien loan facility (the “New Facility”) and 7.3 million shares of common stock (the “Debt Exchange Shares”) (collectively, the “Debt Exchange Transaction”). The New Facility is comprised of a $110.0 million interest-bearing loan (the “New Debt”) and a $50.0 million non-interest-bearing exit fee (the “Exit Fee”). Altisource Portfolio Solutions S.A. and its subsidiaries, subject to applicable exclusions in the New Facility credit agreement, are guarantors on the New Facility (collectively, the “Guarantors”).
We evaluated the Debt Exchange Transaction in accordance with ASC 470-60 Troubled Debt Restructuring. The evaluation for troubled debt restructuring includes assessing both qualitative and quantitative factors to determine whether the creditor granted a concession and whether the Company is experiencing financial difficulties. Our quantitative analysis consisted of comparing

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
the effective borrowing rate on the New Facility to the effective borrowing rate on the SSTL immediately before the Debt Exchange Transaction. For purposes of ASC 470-60 Troubled Debt Restructuring, the Company concluded that (1) the lenders granted the Company a concession by reducing the effective borrowing rate on the debt and (2) the Company was experiencing financial difficulties. As a result, the Debt Exchange Transaction was accounted for as a troubled debt restructuring. The carrying value of the New Facility was determined as follows:

(in thousands)	Total

SSTL immediately before the Debt Exchange Transaction	$232,800
Unamortized debt issuance costs and discount immediately before the Debt Exchange Transaction	(1,296)
Less: fair value of equity issued to the SSTL lenders	(45,370)
Less: fees paid to third parties on behalf of the SSTL lenders	(1,145)
Carrying value of the New Facility	$184,989
Comprised of:
Par value of the New Facility	$160,000
Premium	26,285
Unamortized debt issuance costs and discount	(1,296)
Carrying value of the New Facility	$184,989
In connection with the Debt Exchange Transaction, the Company also paid $3.5 million to advisors and others and recorded these payments as other expense in the consolidated statements of operations and comprehensive income (loss).
The maturity date for $158.3 million of the New Facility is April 30, 2030 and the maturity date for $1.4 million of the New Facility is January 15, 2029.
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
The New Debt bears interest at rates based upon, at our option, the Secured Overnight Financing Rate (“SOFR”) or the Base Rate, as defined in the New Facility credit agreement. SOFR-based term loans bear interest at a rate per annum equal to SOFR plus 6.50% (with a 3.50% SOFR floor) payable in cash. Base Rate-based term loans bear interest at a rate per annum equal to the Base Rate plus 5.50% payable in cash. The interest rate on the SSTL from January 1, 2025 through February 19, 2025 was SOFR plus 5.00% payable in cash. The interest rate on the SSTL in 2024 was SOFR plus 5.00% payable in cash plus 3.75% payable in kind. The interest rate as of June 30, 2025 was 10.90%.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
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
Deer Park Road Management Company, LP (together with its affiliates and managed funds, “Deer Park”), a related party, owns approximately 13% and 16% of Altisource’s common stock as of June 30, 2025 and December 31, 2024, respectively, and $19.9 million and $42.1 million of Altisource debt as of June 30, 2025 and December 31, 2024, respectively. An employee of Deer Park is a member of Altisource’s Board of Directors. During the six months ended June 30, 2025 and 2024, Deer Park received interest of $1.1 million and $1.1 million, respectively ($0.4 million and $0.4 million for the second quarter of 2025 and 2024, respectively). On April 3, 2025, Deer Park received Stakeholder Warrants to purchase 1.9 million shares of Altisource common stock for $9.5998 per share.
During the first quarter of 2025, UBS Asset Management (Americas) LLC (together with its affiliates and managed funds, “UBS”) and Benefit Street Partners L.L.C. (together with its affiliates and managed funds, “Benefit Street”) became related parties of Altisource. As of June 30, 2025, UBS owns approximately 22% of Altisource’s common stock and $64.0 million of Altisource debt. During the three and six months ended June 30, 2025, UBS received interest of $1.3 million and $2.9 million, respectively. On April 3, 2025, UBS received Stakeholder Warrants to purchase 0.2 million shares of Altisource common stock for $9.5998 per share.
As of June 30, 2025, Benefit Street owns approximately 16% of Altisource’s common stock and $31.0 million of Altisource debt. During the three and six months ended June 30, 2025, Benefit Street received interest of $0.6 million and $1.0 million, respectively. On April 3, 2025, Benefit Street received Stakeholder Warrants to purchase 2.2 million shares of Altisource common stock for $9.5998 per share.
For additional information on the Stakeholder Warrants, see Note 11.
As of June 30, 2025, debt issuance and amendment costs were $1.0 million, net of $9.0 million of accumulated amortization. As of December 31, 2024, debt issuance and amendment costs were $0.9 million, net of $8.5 million of accumulated amortization.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
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
The Super Senior Credit Facility bears interest at rates based upon, at our option, the SOFR or the Base Rate, as defined in the Super Senior Credit Agreement. SOFR-based term loans bear interest at a rate per annum equal to SOFR plus 6.50% (with a 3.50% SOFR floor) payable in cash. Base Rate-based term loans bear interest at a rate per annum equal to the Base Rate plus 5.50% payable in cash. The interest rate as of June 30, 2025 was 10.90%.
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
Revolver
On June 22, 2021, Altisource S.à r.l; a subsidiary of Altisource Portfolio Solutions S.A., entered into a revolving credit facility with STS Master Fund, Ltd. (“STS”) (the “Revolver”). STS is an investment fund managed by Deer Park. The Revolver was amended effective February 14, 2023.
On February 19, 2025, Altisource entered into an agreement to terminate the $15.0 million revolver with STS. As of June 30, 2025, the Company did not have any borrowings outstanding under the Revolver.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
NOTE 11 — WARRANTS
Penny Warrants
On February 14, 2023, the lenders under the Amended Credit Agreement (see Note 10 for additional information) received warrants (the “Penny Warrants”) to purchase 402,981 shares of Altisource common stock (the “Penny Warrant Shares”). The number of Penny Warrant Shares was subject to reduction based on the amount of Aggregate Paydowns. Based on Aggregate Paydowns made during 2023, the number of Penny Warrant Shares was reduced to 201,588.
The following table summarizes the activity related to our Penny Warrant Shares:

Penny Warrant Shares
Outstanding as of December 31, 2023	201,588
Exercised	(12,105)
Outstanding as of December 31, 2024	189,483
Exercised	(189,483)
Outstanding as of June 30, 2025	—
The exercise price per share of common stock under each Penny Warrant was equal to $0.01. As of June 30, 2025, no Penny Warrant Shares remain outstanding.
Stakeholder Warrants
On April 3, 2025, the Company distributed 70.5 million warrants to purchase approximately 14.3 million shares of Altisource common stock for $9.5998 per share (the “Stakeholder Warrants”). The distribution of Stakeholder Warrants was contingent upon, among other things, approval of the distribution by the Company’s shareholders and the consummation of the Debt Exchange Transaction (such conditions, collectively, the “Distribution Conditions”). The Distribution Conditions were satisfied during the quarter ended March 31, 2025.
Fifty percent of the Stakeholder Warrants will expire on April 2, 2029 and require settlement through the cash payment to the Company of the exercise price of such Stakeholder Warrant (“Cash Exercise Stakeholder Warrants”). Fifty percent of the Stakeholder Warrants will expire on April 30, 2032 and require settlement through the forfeiture of shares of common stock to the Company equal to the exercise price of such Stakeholder Warrants (“Net Settle Stakeholder Warrants”). Each Cash Exercise Stakeholder Warrant is exercisable for 0.20313 shares of our common stock (“Cash Exercise Stakeholder Warrant Shares). Each Net Settle Stakeholder Warrant is exercisable for 0.20313 shares of our common stock (“Net Settle Stakeholder Warrant Shares”). The Stakeholder Warrants are exercisable on the later of (i) 90 days after their issuance and (ii) the first date on which the VWAP (as defined in the Warrant Agent Agreement for the Stakeholder Warrants (the “Warrant Agent Agreement”)) of the common stock equals or exceeds the Implied Per Share Exercise Price (as such term is defined in the Warrant Agent Agreement) of the Stakeholder Warrants, which is currently $9.5998, for a period of fifteen consecutive trading days (the “VWAP Condition”). The exercise price of the Stakeholder Warrants is $1.95 per Stakeholder Warrant.
The Stakeholder Warrants are listed on the NASDAQ Global Select Market and began trading on May 7, 2025. The Cash Exercise Stakeholder Warrants trade under the symbol “ASPSZ” and the Net Settle Stakeholder Warrants trade under the symbol “ASPSW”.
For purposes of recording the distribution of the Stakeholder Warrants during the three months ended March 31, 2025, the fair values of the Cash Exercise Stakeholder Warrants and the Net Exercise Stakeholder Warrants were determined using the Black-Scholes option pricing model. The following table summarizes the fair value of the Stakeholder Warrants and the assumptions used to determine the fair value:

	Cash Exercise Stakeholder Warrants	Net Settle Stakeholder Warrants

Risk-free interest rate (%)	4.29%	4.42%
Expected stock price volatility (%)	57.50%	57.50%
Expected dividend yield	0.00%	0.00%
Expected option life (in years)	4.12	7.19
Fair value per Stakeholder Warrant	$0.47	$0.68

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
The Stakeholder Warrants are indexed to Altisource’s stock and are classified as equity under ASC 815 Derivatives and Hedging, resulting in a $40.5 million increase in Additional paid-in capital. The distribution of the Stakeholder Warrants are non-reciprocal pro rata distributions and are accounted for as a dividend. Because the Company has negative retained earnings, the Company recorded the dividend as a $40.5 million reduction to Additional paid-in capital. Since the transaction is accounted for as both an increase and a decrease in Additional paid-in capital, the net result is zero and is not reflected in the Condensed Consolidated Statements of Equity (Deficit).
The following table summarizes outstanding Stakeholder Warrants and Stakeholder Warrant Shares following the distribution:

Cash Exercise Stakeholder Warrants	Cash Exercise Stakeholder Warrant Shares	Net Settle Stakeholder Warrants	Net Settle Stakeholder Warrant Shares	Total Stakeholder Warrants	Total Stakeholder Warrant Shares
35,230,503	7,156,372	35,230,503	7,156,372	70,461,006	14,312,744
NOTE 12 — OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following:

(in thousands)	June 30, 2025	December 31, 2024

Income tax liabilities	$2,661	$19,068
Operating lease liabilities	226	831
Deferred revenue	56	—
Other non-current liabilities	65	117

Total	$3,008	$20,016
See Note 19 for discussion of the reduction in income tax liabilities.
NOTE 13 — FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The following table presents the carrying amount and estimated fair value of financial instruments and certain liabilities measured at fair value as of June 30, 2025 and December 31, 2024. The following fair values are estimated using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	June 30, 2025				December 31, 2024
(in thousands)	Carrying amount	Fair value			Carrying amount	Fair value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$29,985	$29,985	$—	$—	$29,811	$29,811	$—	$—
Restricted cash	2,878	2,878	—	—	2,889	2,889	—	—

Liabilities:
Senior secured term loan	184,333	—	156,531	—	232,800	—	128,040	—
Super senior term loan	12,469	—	—	12,469	—	—	—	—
Revolving loan agreement	1,000	—	—	1,000	1,000	—	—	1,000
Fair Value Measurements on a Recurring Basis
Cash and cash equivalents and restricted cash are carried at amounts that approximate their fair values due to the highly liquid nature of these instruments and are measured using Level 1 inputs.
The fair value of our senior secured term loan is based on quoted mark prices. Based on the frequency of trading, we do not believe that there is an active market for our debt. Therefore, the quoted prices are considered Level 2 input
Our Super senior term loan and Revolving Loan Agreement were measured using Level 3 inputs based on the present value of the future payments. As quoted market prices are not available and there is no trading, we believe that the contractual interest rates represent the market rate at the measurement date and therefore the fair value equals the book value.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
There were no transfers between different levels during the periods presented.
Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk primarily consist of cash and cash equivalents and accounts receivable. Our policy is to deposit our cash and cash equivalents with larger, highly rated financial institutions. The Company derived 43% and 44% of its revenue from Onity for the three and six months ended June 30, 2025, respectively (see Note 2 for additional information on Onity revenues and accounts receivable balance). The Company strives to mitigate its concentrations of credit risk with respect to accounts receivable by actively monitoring past due accounts and the economic status of larger customers, if known.
NOTE 14 — SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Common stock
On February 18, 2025, the Company’s shareholders approved an increase in the number of authorized shares from 100 million to 250 million, a decrease in the par value of the Company’s common stock from $1.00 to $0.01 and an increase in the number of shares of common stock reserved for issuance under the Equity Plan from approximately 1.5 million to approximately 2.0 million.
On February 19, 2025, the Company issued 7.3 million shares of common stock to lenders under the Debt Exchange Shares in connection with the Debt Exchange Transaction. See Note 10, Long-Term Debt. Pursuant to the terms of the Exchange Agreement, dated February 19, 2025, by and among the Borrower and Altisource Portfolio Solutions S.A., on the one hand, and the Lenders, on the other hand, with limited exceptions, the Lenders may not, among other things, sell, offer to sell, grant any option to purchase or otherwise dispose of any Debt Exchange Shares, without the prior written consent of Altisource Portfolio Solutions S.A., until the date that is the earlier of (i) September 17, 2025 or (ii) the date on which Altisource Portfolio Solutions S.A. completes a liquidation, merger, stock exchange or other similar transaction that results in all of Altisource’s shareholders having the right to exchange their shares of common stock for cash, securities or other property (“Lock-Up”).
Share Repurchase Program
On May 16, 2023, our shareholders approved the renewal and amendment of the share repurchase program previously approved by the shareholders on May 15, 2018. Under the program, we are authorized to purchase up to 0.4 million shares of our common stock, based on a limit of 15% of the outstanding shares of common stock on the date of approval, at a minimum price of $8.00 per share and a maximum price of $200.00 per share, for a period of five years from the date of approval. As of June 30, 2025, approximately 0.4 million shares of common stock remain available for repurchase under the program. In connection with the Share Consolidation, the Company purchased 204 shares of common stock during the six months ended June 30, 2025. There were no purchases of shares of common stock during the six months ended June 30, 2024. Under the New Facility and the Super Senior Facility, we are not permitted to repurchase shares except for limited circumstances.
Share-Based Compensation
We issue share-based awards in the form of stock options, restricted shares and restricted share units (“RSUs”) for certain employees, officers and directors. We recognized share-based compensation expense of $1.8 million and $3.1 million for the six months ended June 30, 2025 and 2024, respectively ($0.7 million and $0.8 million for the second quarter of 2025 and 2024, respectively). As of June 30, 2025, estimated unrecognized compensation costs related to share-based awards amounted to $5.6 million, which we expect to recognize over a weighted average remaining requisite service period of approximately 1.52 years.
Stock Options
Stock option grants are composed of a combination of service-based, market-based and performance-based options.
Service-Based Options. These options generally vest over three or four years with equal annual vesting and generally expire on the earlier of ten years after the date of grant or following termination of service. A total of 5 thousand service-based options were outstanding as of June 30, 2025.
Market-Based Options. These option grants generally have two components, each of which vests only upon the achievement of certain criteria. The first component, which we refer to as “ordinary performance” grants, generally consists of two-thirds of the market-based grant and begins to vest if the stock price is at least double the exercise price, as long as the stock price realizes a compounded annual gain of at least 20% over the exercise price. The remaining third of the market-based options, which we refer to as “extraordinary performance” grants, generally begins to vest if the stock price is at least triple the exercise price, as long as the stock price realizes a compounded annual gain of at least 25% over

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
the exercise price. Market-based options generally vest in three or four year installments with the first installment vesting upon the achievement of the criteria and the remaining installments vesting thereafter in equal annual installments. Market-based options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service or in the final three years of the option term, in which case vesting will generally continue in accordance with the provisions of the award agreement. A total of 3 thousand market-based options were outstanding as of June 30, 2025.
Performance-Based Options. These option grants generally will vest if certain specific financial measures are achieved; typically with one-fourth vesting on each anniversary of the grant date. The award of performance-based options is adjusted based on the level of achievement specified in the award agreements. If the performance criteria achieved is above threshold performance levels, participants generally have the opportunity to vest in 50% to 200% of the option grants, depending upon performance achieved. If the performance criteria achieved is below a certain threshold, the options are canceled. The options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service in which case vesting will generally continue in accordance with the provisions of the award agreement. There were 35 thousand performance-based options outstanding as of June 30, 2025.
There were no stock option grants during the six months ended June 30, 2025 and 2024.
We determined the expected option life of all service-based stock option grants using the simplified method, determined based on the graded vesting term plus the contractual term of the options, divided by two. We use the simplified method because we believe that our historical data does not provide a reasonable basis upon which to estimate expected option life.
The following table summarizes the grant date fair value of stock options that vested during the periods presented:

	Six months ended June 30,
(in thousands, except per share data)	2025	2024

Weighted average grant date fair value of stock options granted per share	$—	$—
Intrinsic value of options exercised	—	—
Grant date fair value of stock options that vested	83	83
The following table summarizes the activity related to our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding as of December 31, 2024	85,008	$174.02	3.11	$—
Granted	—	—
Forfeited	(41,860)	156.12

Outstanding as of June 30, 2025	43,148	191.43	3.02	—

Exercisable as of June 30, 2025	36,910	194.19	2.86	—
Other Share-Based Awards
The Company’s other share-based and similar types of awards are comprised of restricted shares and RSUs. The restricted shares and RSUs are comprised of a combination of service-based awards, performance-based awards and performance and market-based awards.
Service-Based Awards. These awards generally vest over one-to-four-year periods. A total of 976 thousand service-based awards were outstanding as of June 30, 2025.
Performance-Based Awards. These awards generally vest if certain specific financial measures are achieved; generally one-third vests on each anniversary of the grant date or cliff-vest on the third anniversary of the grant date. The number of performance-based restricted shares and RSUs that may vest is based on the level of achievement as specified in the award agreements. If the performance criteria achieved is above certain financial performance levels and Altisource’s share

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
performance is above certain established criteria, participants have the opportunity to vest in up to 150% of the restricted share unit award for certain awards. If the performance criteria achieved is below certain thresholds, the award is canceled. A total of 28 thousand performance-based awards were outstanding as of June 30, 2025.
Performance-Based and Market-Based Awards. These awards generally vest if certain specific financial measures are achieved and if certain specific market conditions are achieved. If the performance criteria achieved is above certain financial performance levels and Altisource’s share performance is above certain established criteria, participants have the opportunity to vest in up to 300% of the restricted share unit award for certain awards. If the performance criteria or the market criteria is below certain thresholds, the award is canceled. The Company estimates the grant date fair value of these awards using a Monte Carlo simulation model. A total of 28 thousand performance-based and market-based awards were outstanding as of June 30, 2025.
The Company granted 1.0 million RSUs (at a weighted average grant date fair value of $7.56 per share) during the six months ended June 30, 2025. These grants included approximately 0.6 million of RSUs granted to senior management in connection with the Debt Exchange Transaction, 11 thousand performance-based awards and 11 thousand awards that include both a performance condition and a market condition. The Company granted 194 thousand RSUs (at a weighted average grant date fair value of $20.16 per share) during the six months ended June 30, 2024. These grants included 11 thousand performance-based awards and 11 thousand awards that include both a performance condition and a market condition.
The following table summarizes the activity related to our restricted shares and RSUs:

Number of restricted shares and restricted share units

Outstanding as of December 31, 2024	249,562
Granted	959,493
Issued	(107,966)
Forfeited/canceled	(68,809)

Outstanding as of June 30, 2025	1,032,280
NOTE 15 — REVENUE
We classify revenue in three categories: service revenue, revenue from reimbursable expenses and non-controlling interests. Service revenue consists of amounts attributable to our fee-based services. Reimbursable expenses and non-controlling interests are pass-through items for which we earn no margin. Reimbursable expenses consist of amounts we incur on behalf of our customers in performing our fee-based services that we pass directly on to our customers without a markup. Non-controlling interests represent the earnings of Lenders One, a consolidated entity that is a mortgage cooperative managed, but not owned, by Altisource. Lenders One’s earnings are included in revenue and reduced from net income (loss) to arrive at net income (loss) attributable to Altisource (see Note 1). Our services are provided to customers located in the United States. The components of revenue were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024

Service revenue	$40,787	$36,863	$81,682	$73,754
Reimbursable expenses	2,425	2,223	4,896	4,760
Non-controlling interests	76	35	149	76

Total	$43,288	$39,121	$86,727	$78,590

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Disaggregation of Revenue
Disaggregation of total revenue by segment and major source was as follows:

	Three months ended June 30, 2025			Three months ended June 30, 2024
(in thousands)	Servicer and Real Estate	Origination	Total revenue	Servicer and Real Estate	Origination	Total revenue

Revenue recognized when services are performed or assets are sold	$29,644	$8,711	$38,355	$26,494	$7,714	$34,208
Revenue related to technology platforms and professional services	2,308	200	2,508	2,531	159	2,690
Reimbursable expenses revenue	2,246	179	2,425	2,099	124	2,223
Total revenue	$34,198	$9,090	$43,288	$31,124	$7,997	$39,121

	Six months ended June 30, 2025			Six months ended June 30, 2024
(in thousands)	Servicer and Real Estate	Origination	Total revenue	Servicer and Real Estate	Origination	Total revenue

Revenue recognized when services are performed or assets are sold	$60,129	$16,637	$76,766	$52,891	$15,410	$68,301
Revenue related to technology platforms and professional services	4,688	377	5,065	5,215	314	5,529
Reimbursable expenses revenue	4,538	358	4,896	4,520	240	4,760
Total revenue	$69,355	$17,372	$86,727	$62,626	$15,964	$78,590

Disaggregation of service revenue by the timing of revenue recognition was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024

Over-time revenue recognition	$9,499	$6,374	$20,243	$12,769
Point-in-time revenue recognition	31,288	30,489	61,439	60,985

Total service revenue	$40,787	$36,863	$81,682	$73,754
The timing of revenue recognition, billings, and cash collections results in billed and unbilled accounts receivables (presented as accounts receivable on our condensed consolidated balance sheets), and customer advances (presented as deferred revenue on our condensed consolidated balance sheets), where applicable.
The over-time revenue recognition model consists primarily of the following services for which revenue is recognized over the period during which services are provided:
•For foreclosure trustee services, revenue is recognized as work progresses, in accordance with agreed upon milestones with full recognition upon completion and/or recording the related foreclosure deed
•For SaaS based technology to manage REO, we recognize revenue over the estimated average number of months the REO properties are on the platform before they are sold
•For vendor management transactions, revenue is recognized over the period during which services are provided
•For fund disbursement services, we recognize revenue over the period during which we perform the processing services with full recognition upon completion of the disbursements
•For residential real estate renovation services, we recognize revenue over time as work is completed, measured by the percentage of work performed relative to the total project. Field inspections by qualified professionals form a fundamental part of the Company’s assessment, measure and documentation of work completed on real estate renovations. As of June 30, 2025, the value of unfulfilled renovation orders amounted to $3.4 million, with the majority of this backlog expected to be completed and recognized as revenue within the third quarter of 2025 and the remainder anticipated to be completed in the fourth quarter of 2025
•We recognize membership fees from Lender One members ratably over the term of membership

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
•For vendor management oversight software-as-a-service (“SaaS”), we recognize revenue over the period during which we perform the services.
Transactions with Related Parties
John G. Aldridge, Jr., the Managing Partner of Aldridge Pite LLP (“Aldridge Pite”), is a member of the Board of Directors of Altisource. Aldridge Pite provides eviction and other real estate related services to the Company and pays for the use of certain of the Company’s technology in connection with providing these services. The Company recognized service revenue of $0.1 million and less than $0.1 million for the six months ended June 30, 2025 and 2024, respectively (less than $0.1 million and less than $0.1 million for the second quarter of 2025 and 2024, respectively), relating to services provided to Aldridge Pite.
Contract Balances
Our contract assets consist of unbilled accounts receivable (see Note 3). Our contract liabilities consist of current deferred revenue and other non-current liabilities as reported on the accompanying condensed consolidated balance sheets. The deferred revenue opening and closing balances were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024

Deferred revenue, beginning balance	$(3,639)	$(3,459)	$(3,979)	$(3,204)
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	1,095	1,068	2,920	2,463
Increase due to billing, excluding amounts recognized as revenue during the period	(913)	(1,256)	(2,398)	(2,906)
Deferred revenue, ending balance	$(3,457)	$(3,647)	$(3,457)	$(3,647)
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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024

Outside fees and services	$17,475	$14,321	$34,496	$28,767
Compensation and benefits	7,340	7,343	14,859	14,456
Technology and telecommunications	2,903	2,344	5,885	5,230
Reimbursable expenses	2,425	2,223	4,896	4,760
Depreciation and amortization	118	173	239	356

Total	$30,261	$26,404	$60,375	$53,569
Transactions with Related Parties
The Company recognized cost of revenue of $0.5 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively ($0.3 million and $0.2 million for the second quarter of 2025 and 2024, respectively), relating to services received from Aldridge Pite. As of June 30, 2025, the Company had no payable to Aldridge Pite.

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024

Compensation and benefits	$5,008	$4,510	$9,905	$10,352
Professional services	808	2,082	2,428	4,613
Amortization of intangible assets	1,270	1,270	2,540	2,540
Occupancy related costs	866	1,050	1,666	1,975
Marketing costs	599	539	1,126	1,047
Depreciation and amortization	60	103	124	216
Other	1,185	1,080	2,087	2,743

Total	$9,796	$10,634	$19,876	$23,486
NOTE 18 — OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024

Interest income (expense)	$198	$206	$391	$429
Other, net	(155)	(67)	(204)	1,352

Total	$43	$139	$187	$1,781
NOTE 19 — INCOME TAXES
We recognized an income tax benefit (provision) of $15.7 million and $(1.4) million for the six months ended June 30, 2025 and 2024, respectively ($16.5 million and $(0.7) million for the second quarter of 2025 and 2024, respectively). The income tax benefit for the three and six months ended June 30, 2025 was driven primarily by the reversal of liabilities for uncertain tax positions, income tax expense on transfer pricing income from India and the United States and no tax benefit on the pretax loss from our Luxembourg operating company.
The income tax benefit (provision) consists of the following:

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Current:
Foreign - U.S. federal	$(443)	$(157)	$(622)	$(123)
Foreign - U.S. state	(48)	(37)	(69)	(50)
Foreign - non-U.S.	16,962	(512)	16,420	(1,255)

	$16,471	$(706)	$15,729	$(1,428)
Deferred
Foreign - U.S. federal	$—	$—	$—	$—
Foreign - U.S. state	—	—	—	—
Foreign - non-U.S.	—	—	—	—

	$—	$—	$—	$—

Income tax benefit (provision)	$16,471	$(706)	$15,729	$(1,428)
Uncertain Tax Positions
The Company follows ASC Topic 740 Income Taxes, which clarifies the accounting and disclosure for uncertainty in tax positions. We analyzed our tax filing positions in the domestic and foreign tax jurisdictions where we are required to file income tax returns as well as for all open tax years subject to audit in these jurisdictions. The Company has open tax years in the United States (2017 through 2023), India (2011 through 2024) and Luxembourg (2017 through 2023).
During the second quarter of 2025, Management concluded that certain of its India tax positions for several years were more likely than not to be sustained based on current quarter developments (including, among other reasons, a net refund received of $1.3 million). As a result, the Company recognized a $9.6 million reversal of its reserve for uncertain tax positions related to India and a $9.0 million reversal of related accrued interest.
The effective tax rate differs from the Luxembourg statutory tax rate due to tax rate differences on foreign earnings, increases in uncertain tax positions, state taxes, a decrease in unrecognized tax benefits, tax exempt income primarily from the sale of Pointillist and a valuation allowance against deferred tax assets the Company believes it is more likely than not will not be realized.
The following table summarizes changes in unrecognized tax benefits:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Amount of unrecognized tax benefit as of the beginning of the year	$10,322	$10,126	$10,240	$9,208
Decreases as a result of tax positions taken in a prior period	(8,282)	(1)	(8,443)	—
Increases as a result of tax positions taken in a prior period	—	—	—	700
Increases as a result of tax positions taken in the current period	68	58	311	275

Amount of unrecognized tax benefit as of the end of the period	$2,108	$10,183	$2,108	$10,183

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
The following table reconciles the Luxembourg statutory tax rate to our effective tax rate:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Statutory tax rate	24.94%	24.94%	24.94%	24.94%
Change in valuation allowance	185.47	(26.23)	(42.09)	(27.71)
State tax expense	8.25	0.04	(0.83)	0.03
Uncertain tax positions	(9,175.13)	(4.67)	386.02	(4.40)
Unrealized losses	—	—	—	—
Tax rate differences on foreign earnings	(17.99)	(0.68)	1.30	(0.62)
Tax exempt income	—	0.35	—	0.33
Other	165.40	(3.08)	(7.12)	(1.49)

Effective tax rate	(8,809.06)%	(9.33)%	362.22%	(8.92)%
The total amount of unrecognized tax benefits including interest and penalties that, if recognized, would affect the effective tax rate is $2.8 million and $19.2 million as of June 30, 2025 and December 31, 2024, respectively. The Company recognizes interest, if any, related to unrecognized tax benefits as a component of income tax expense. As of June 30, 2025 and 2024, the Company had recorded accrued interest and penalties related to unrecognized tax benefits of $0.8 million and $8.7 million, respectively.
NOTE 20 — EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. For the three and six months ended June 30, 2025, diluted earnings per share reflects the assumed conversion of all dilutive securities using the treasury stock method. For the three and six months ended June 30, 2024, diluted net earnings (loss) per share excludes all dilutive securities because their impact would be anti-dilutive, as described below. Basic and diluted earnings (loss) per share has been retroactively adjusted for all prior periods presented to reflect the effects of the Share Consolidation.
Basic and diluted earnings (loss) per share are calculated as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024

Net income (loss) attributable to Altisource	$16,582	$(8,307)	$11,238	$(17,505)

Weighted average common shares outstanding, basic	10,966	3,569	9,178	3,546

Weighted average common shares outstanding, diluted	11,206	3,569	9,439	3,546

Earnings (loss) per share:
Basic	$1.51	$(2.33)	$1.22	$(4.94)
Diluted	$1.48	$(2.33)	$1.19	$(4.94)
For the six months ended June 30, 2025 and 2024, 0.1 million and 0.3 million, respectively (0.1 million and 0.3 million for the second quarter of 2025 and 2024, respectively), stock options, restricted shares and RSUs were excluded from the computation of earnings (loss) per share, as a result of the following:
•For the three and six months ended June 30, 2024, 0.1 million and 0.1 million, respectively, stock options, restricted shares and RSUs were anti-dilutive and have been excluded from the computation of diluted earnings (loss) per share because the Company incurred a net loss
•For the three and six months ended June 30, 2024, 0.1 million and 0.1 million, respectively (less than 0.1 million for both the three and six months ended June 30, 2025), stock options were anti-dilutive and have been excluded from the computation of diluted earnings (loss) per share because their exercise price was greater than the average market price of our common stock

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
•For the six months ended June 30, 2025 and 2024, 0.1 million and 0.1 million, respectively (0.1 million and 0.1 million for the second quarter of 2025 and 2024, respectively), stock options, restricted shares and RSUs, which begin to vest upon the achievement of certain market criteria related to our common stock price, performance criteria and a total shareholder return compared to the market benchmark, have been excluded from the computation of diluted earnings (loss) per share because the achievement levels have not yet been met
•For the three and six months ended June 30, 2025, Stakeholder Warrants were anti-dilutive and have been excluded from the computation of diluted earnings (loss) per share because their exercise price was greater than the average market price of our common stock.
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
Onity Related Matters
As discussed in Note 2, during the three and six months ended June 30, 2025, Onity was our largest customer, accounting for 43% and 44% of our total revenue, respectively. Additionally, 5% of our revenue for the six months ended June 30, 2025 (4% of our revenue for the second quarter of 2025) was earned on the loan portfolios serviced by Onity, when a party other than Onity or the MSRs owner selected Altisource as the service provider.
Onity has disclosed that it is subject to a number of ongoing federal and state regulatory examinations, consent orders, inquiries, subpoenas, civil investigative demands, requests for information and other actions and is subject to pending and threatened legal proceedings, some of which include claims against Onity for substantial monetary damages. Previous regulatory actions against Onity have subjected Onity to independent oversight of its operations and placed certain restrictions on its ability to acquire servicing rights or proceed with default-related actions on the loans it services. Existing or future similar matters could result in adverse regulatory or other actions against Onity. In addition to the above, Onity may become subject to future adverse regulatory or other actions.
Onity has disclosed that Rithm is one of its largest servicing clients. As of March 31, 2025, Onity reported that approximately 11% of loans serviced and subserviced by Onity (measured in UPB) and approximately 58% of all delinquent loans that Onity services were related to Rithm MSRs or rights to MSRs.
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
Leases
We lease certain premises and equipment, primarily consisting of office space. Certain of our leases include options to renew at our discretion or terminate leases early, and these options are considered in our determination of the expected lease term. Certain of our lease agreements include rental payments adjusted periodically for inflation. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. We sublease certain office space to third parties. Sublease income was $0.2 million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively (less than $0.1 million and $0.1 million for the second quarter of 2025 and 2024, respectively). The amortization periods of right-of-use assets are generally limited by the expected lease term. Our leases generally have expected lease terms at adoption of one to six years.
Information about our lease terms and our discount rate assumption were as follows as of June 30:

	2025	2024

Weighted average remaining lease term (in years)	1.52	1.86
Weighted average discount rate	8.10%	6.44%
Our lease activity during the periods was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024

Operating lease costs:
Selling, general and administrative expense	$399	$468	$794	$943

Cash used in operating activities for amounts included in the measurement of lease liabilities	$412	$483	$819	$966
Short-term (twelve months or less) lease costs	22	3	48	21

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Maturities of our lease liabilities as of June 30, 2025 are as follows:

(in thousands)	Operating lease obligations

2025	$799
2026	774
2027	108
2028	104
2029	52
Total lease payments	1,837
Less: interest	(159)

Present value of lease liabilities	$1,678
Escrow and Other Balances
We hold customers’ assets in escrow and other accounts at various financial institutions pending completion of certain real estate activities. These amounts are held in escrow and other accounts for limited periods of time and are not included in the accompanying condensed consolidated balance sheets. Amounts held in escrow and other accounts were $41.2 million and $24.9 million as of June 30, 2025 and December 31, 2024, respectively.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Financial Information
Financial information for our segments is as follows:

	Three months ended June 30, 2025
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$34,198	$9,090	$—	$43,288
Cost of revenue	21,886	6,779	1,596	30,261
Gross profit (loss)	12,312	2,311	(1,596)	13,027
Selling, general and administrative expenses	1,023	1,758	7,015	9,796
Income (loss) from operations	11,289	553	(8,611)	3,231

Other income (expense), net:
Interest income (expense)	(34)	—	(2,581)	(2,615)
Debt amendment costs	—	—	(472)	(472)
Other, net[1]	16	—	27	43
Total other income (expense), net	(18)	—	(3,026)	(3,044)

Income (loss) before income taxes and non-controlling interests	$11,271	$553	$(11,637)	$187
____________________________________________________
1.Corporate and Others other income primarily include other non-operating gains and losses.

	Three months ended June 30, 2024
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$31,124	$7,997	$—	$39,121
Cost of revenue	18,716	6,356	1,332	26,404
Gross profit (loss)	12,408	1,641	(1,332)	12,717
Selling, general and administrative expenses	2,395	1,746	6,493	10,634
Income (loss) from operations	10,013	(105)	(7,825)	2,083

Other income (expense), net:
Interest income (expense)	(1)	—	(9,787)	(9,788)
Other, net[1]	—	—	139	139
Total other income (expense), net	(1)	—	(9,648)	(9,649)

Income (loss) before income taxes and non-controlling interests	$10,012	$(105)	$(17,473)	$(7,566)
____________________________________________________
1.Corporate and Others other income primarily include other non-operating gains and losses.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

	Six months ended June 30, 2025
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$69,355	$17,372	$—	$86,727
Cost of revenue	43,747	13,469	3,159	60,375
Gross profit (loss)	25,608	3,903	(3,159)	26,352
Selling, general and administrative expenses	3,363	3,423	13,090	19,876
Income (loss) from operations	22,245	480	(16,249)	6,476

Other income (expense), net:
Interest income (expense)	(67)	—	(7,486)	(7,553)
Debt amendment costs	—	—	(3,452)	(3,452)
Other, net[1]	22	—	165	187
Total other income (expense), net	(45)	—	(10,773)	(10,818)

Income (loss) before income taxes and non-controlling interests	$22,200	$480	$(27,022)	$(4,342)
____________________________________________________
1.Corporate and Others other income primarily include other non-operating gains and losses.

	Six months ended June 30, 2024
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$62,626	$15,964	$—	$78,590
Cost of revenue	37,848	12,489	3,232	53,569
Gross profit (loss)	24,778	3,475	(3,232)	25,021
Selling, general and administrative expenses	5,493	3,705	14,288	23,486
Income (loss) from operations	19,285	(230)	(17,520)	1,535

Other income (expense), net:
Interest income (expense)	(1)	—	(19,316)	(19,317)
Other, net[1]	—	—	1,781	1,781
Total other income (expense), net	(1)	—	(17,535)	(17,536)

Income (loss) before income taxes and non-controlling interests	$19,284	$(230)	$(35,055)	$(16,001)
_________________________________________________
1.Corporate and Others other income primarily include other non-operating gains and losses.
Total Assets
Total assets for our segments are as follows:

(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Total assets:
June 30, 2025	$60,383	$47,167	$35,391	$142,941
December 31, 2024	58,000	47,251	38,355	143,606

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
•assumptions about our ability to grow our business, execute on our strategic initiatives and improve margins;
•assumptions about the variable nature of our cost structure that would allow us to realign our cost structure in line with revenue;
•assumptions regarding the impact of seasonality;
•estimates regarding our effective tax rate; and
•estimates regarding our reserves and valuations.
Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the risks discussed in the Risk Factors section of our Form 10-K for the year ended December 31, 2024, as supplemented or amended by the Risk Factors set forth in our subsequent Form 10-Q filings, including this Form 10-Q, such as:
•changes in residential mortgage delinquencies, foreclosure initiations and foreclosure sales could negatively affect demand for some of our services;
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
Solutions
Our Solutions business includes property preservation and inspection services, foreclosure trustee services, residential real estate renovation services, residential and commercial construction inspection and risk mitigation services, title insurance (as an agent) and settlement services, and real estate valuation services.
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
The Origination segment provides originators with solutions and technologies that span the mortgage origination lifecycle. Within the Origination segment we provide:
Lenders One
Our Lenders One business includes management services provided to the Best Partners Mortgage Cooperative, Inc., doing business as Lenders One® (“Lenders One”), and certain loan manufacturing and capital markets solutions provided to the members of the Lenders One cooperative.
Solutions
Our Solutions business includes loan fulfillment services, real estate valuation services, title insurance (as an agent) and settlement services, and insurance services.
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

We classify revenue in three categories: service revenue, revenue from reimbursable expenses and non-controlling interests. In evaluating our performance, we focus on service revenue. Service revenue consists of amounts attributable to our fee-based services. Reimbursable expenses and non-controlling interests are pass-through items for which we earn no margin. Reimbursable expenses consist of amounts we incur on behalf of our customers in performing our fee-based services that we pass directly on to our customers without a markup. Non-controlling interests represent the earnings of Lenders One. Lenders One is a mortgage cooperative managed, but not owned, by Altisource. Lenders One’s earnings are included in revenue and reduced from net income (loss) to arrive at net income (loss) attributable to Altisource.
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
During 2024 and the six months ended June 30, 2025, to address the close to historically low delinquency rates, we worked to (1) reduce our cost structure, (2) maintain the infrastructure to deliver default related services for our customer base and support the anticipated increase in demand should delinquency rates, foreclosure initiations and/or foreclosure sales rise, (3) launch a residential renovation business to renovate single family homes and launch a commercial real estate auction business on Hubzu, our online auction platform, and (4) launch new solutions and increase customer adoption of our existing solutions to accelerate the growth of our Origination segment.
Share Repurchase Program
On May 16, 2023, our shareholders approved the renewal and amendment of the share repurchase program previously approved by the shareholders on May 15, 2018. Under the program, we are authorized to purchase up to 0.4 million shares of our common stock, based on a limit of 15% of the outstanding shares of common stock on the date of approval, at a minimum price of $8.00 per share and a maximum price of $200.00 per share, for a period of five years from the date of approval. As of June 30, 2025, approximately 0.4 million shares of common stock remain available for repurchase under the program. There were no purchases of shares of common stock during the six months ended June 30, 2025 and 2024. Under the new first lien loan facility (the “New Facility”) and the super senior credit facility (the “Super Senior Facility”), we are not permitted to repurchase shares except for limited circumstances.
Onity Related Matters
During the three and six months ended June 30, 2025, Onity was our largest customer, accounting for 43% and 44% of our total revenue, respectively. Additionally, 5% of our revenue for the six months ended June 30, 2025 (4% of our revenue for the second quarter of 2025) was earned on the loan portfolios serviced by Onity, when a party other than Onity or the mortgage servicing rights (“MSRs”) owner selected Altisource as the service provider.
Onity has disclosed that it is subject to a number of ongoing federal and state regulatory examinations, consent orders, inquiries, subpoenas, civil investigative demands, requests for information and other actions and is subject to pending and threatened legal proceedings, some of which include claims against Onity for substantial monetary damages. Previous regulatory actions against Onity have subjected Onity to independent oversight of its operations and placed certain restrictions on its ability to acquire servicing rights or proceed with default-related actions on the loans it services. Existing or future similar matters could result in adverse regulatory or other actions against Onity. In addition to the above, Onity may become subject to future adverse regulatory or other actions.
Onity has disclosed that Rithm is one of its largest servicing clients. As of March 31, 2025, Onity reported that approximately 11% of loans serviced and subserviced by Onity (measured in UPB) and approximately 58% of all delinquent loans that Onity services were related to Rithm MSRs or rights to MSRs.
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

If any of the following events occurred, Altisource’s revenue could be significantly reduced and our results of operations could be materially adversely affected, including from the possible impairment or write-off of goodwill, intangible assets, property and equipment, other assets and accounts receivable:
•Altisource loses Onity as a customer or there is a significant reduction in the volume of services it purchases from us
•Onity loses, sells or transfers a significant portion of its GSE or Federal Housing Administration servicing rights or subservicing arrangements or remaining other servicing rights or subservicing arrangements and Altisource fails to be retained as a service provider
•The contractual relationship between Onity and Rithm changes significantly, including Onity’s sub-servicing arrangement with Rithm expiring without renewal, and this change results in a change in our status as a provider of services related to the Subject MSRs
•Onity loses state servicing licenses in states with a significant number of loans in Onity’s servicing portfolio
•Onity is subject to stays, moratoriums, suspensions or other restrictions that limit or delay default-related actions on the loans it services
•The contractual relationship between Onity and Altisource changes significantly or there are significant changes to our pricing to Onity for services from which we generate material revenue
•Altisource otherwise fails to be retained as a service provider and/or there is a reduction in referral volumes.
The foregoing list is not intended to be exhaustive. Management cannot predict whether any of these events or other events will occur or the amount of any impact they may have on Altisource.
Factors Affecting Comparability
The following items impact the comparability of our results:
•Industrywide foreclosure initiations were 22% higher for the five months ended May 31, 2025 compared to the same period in 2024 (and 22% lower than the same pre-COVID-19 period in 2019)
•Industrywide foreclosure sales were 3% higher for the five months ended May 31, 2025 compared to the same period in 2024 (and 51% lower than the same pre-COVID-19 period in 2019)
•Industrywide mortgage origination volume increased by 14% for the six months ended June 30, 2025 compared to the same period in 2024, comprised of a 2% decline in purchase origination and a 58% increase in refinancing origination
•On February 19, 2025, Altisource Portfolio Solutions S.A. and Altisource S.à r.l. (the “Borrower”) entered into agreements with 100% of the lenders under the SSTL (the “Lenders”). Under these agreements, the Lenders exchanged the senior secured term loans (“SSTL”) with an outstanding balance of $232.8 million for a $160.0 million New Facility and 7.3 million shares of common stock (the “Debt Exchange Shares”) (collectively, the “Debt Exchange Transaction”). The New Facility is comprised of a $110.0 million interest-bearing loan (the “New Debt”) and a $50.0 million non-interest-bearing exit fee. In connection with the Debt Exchange Transaction, the Company expensed $3.5 million relating to fees paid to advisors and others
•The weighted average interest rate on the Company’s SSTL was 8.24% for the six months ended June 30, 2025 compared to 14.20% for the same period in 2024
•The Company recognized an income tax benefit (provision) of $15.7 million and $(1.4) million for the six months ended June 30, 2025 and 2024, respectively ($16.5 million and $(0.7) million for the second quarter of 2025 and 2024, respectively). The income tax benefit (provision) for the three and six months ended June 30, 2025 was driven primarily by the reversal of liabilities for uncertain tax positions, income tax expense on transfer pricing income from India and the United States and no tax benefit on the pretax loss from our Luxembourg operating company. For further information, see Note 19.

CONSOLIDATED RESULTS OF OPERATIONS
Summary Results
The following is a discussion of our consolidated results of operations for the periods indicated. For a more detailed discussion of the factors that affected the results of our business segments in these periods, see “Segment Results of Operations” below.
The following table sets forth information on our consolidated results of operations:

	Three months ended June 30,			Six months ended June 30,
(in thousands, except per share data)	2025	2024	% Increase (decrease)	2025	2024	% Increase (decrease)

Service revenue:
Servicer and Real Estate	$31,952	$29,025	10	$64,817	$58,106	12
Origination	8,835	7,838	13	16,865	15,648	8
Total service revenue	40,787	36,863	11	81,682	73,754	11
Reimbursable expenses	2,425	2,223	9	4,896	4,760	3
Non-controlling interests	76	35	117	149	76	96
Total revenue	43,288	39,121	11	86,727	78,590	10
Cost of revenue	30,261	26,404	15	60,375	53,569	13
Gross profit	13,027	12,717	2	26,352	25,021	5
Selling, general and administrative expenses	9,796	10,634	(8)	19,876	23,486	(15)
Income from operations	3,231	2,083	55	6,476	1,535	322
Other income (expense), net:
Interest expense	(2,615)	(9,788)	(73)	(7,553)	(19,317)	(61)
Debt exchange transaction expenses	(472)	—	N/M	(3,452)	—	N/M
Other income (expense), net	43	139	(69)	187	1,781	(90)
Total other income (expense), net	(3,044)	(9,649)	(68)	(10,818)	(17,536)	(38)

Income (loss) before income taxes and non-controlling interests	187	(7,566)	102	(4,342)	(16,001)	73
Income tax benefit (provision)	16,471	(706)	N/M	15,729	(1,428)	N/M

Net income (loss)	16,658	(8,272)	N/M	11,387	(17,429)	165
Net income attributable to non-controlling interests	(76)	(35)	(117)	(149)	(76)	(96)

Net income (loss) attributable to Altisource	$16,582	$(8,307)	300	$11,238	$(17,505)	164

Margins:
Gross profit / service revenue	32%	34%		32%	34%
Income from operations / service revenue	8%	6%		8%	2%

Earnings (loss) per share:
Basic	$1.51	$(2.33)	165	$1.22	$(4.94)	125
Diluted	$1.48	$(2.33)	164	$1.19	$(4.94)	124

Weighted average shares outstanding:
Basic	10,966	3,569	207	9,178	3,546	159
Diluted	11,206	3,569	214	9,439	3,546	166
_____________________________________
N/M — not meaningful.

Revenue
We recognized service revenue of $81.7 million for the six months ended June 30, 2025, an 11% increase compared to the six months ended June 30, 2024 ($40.8 million for the second quarter of 2025, an 11% increase compared to the second quarter of 2024). The increase in service revenue for the three and six months ended June 30, 2025 was primarily driven by higher revenue in both segments. Revenue was higher in the Servicer and Real Estate segment from growth in our Property Renovation Services and Foreclosure Trustee businesses in the Solutions business, partially offset by fewer home sales in the Marketplace business. Revenue was higher in the Origination segment from growth in reseller products in the Lenders One business and higher volumes in the loan fulfillment services business within the Solutions business.
We recognized reimbursable expenses revenue of $4.9 million for the six months ended June 30, 2025, a 3% increase compared to the six months ended June 30, 2024 ($2.4 million for the second quarter of 2025, a 9% increase compared to the second quarter of 2024). The increase in reimbursable expenses for the three and six months ended June 30, 2025 was primarily driven by growth in the Foreclosure Trustee business in the Solutions business within the Servicer and Real Estate segment and certain Title orders within the Origination segment. The increase in reimbursable expenses for the six months ended June 30, 2025 was partially offset by lower REO title related expenses in the Servicer and Real Estate Solutions business and fewer asset resolution and asset management activities in the Marketplace business.
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
Cost of revenue consists of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2025	2024	% Increase (decrease)	2025	2024	% Increase (decrease)

Outside fees and services	$17,475	$14,321	22	$34,496	$28,767	20
Compensation and benefits	7,340	7,343	—	14,859	14,456	3
Technology and telecommunications	2,903	2,344	24	5,885	5,230	13
Reimbursable expenses	2,425	2,223	9	4,896	4,760	3
Depreciation and amortization	118	173	(32)	239	356	(33)

Cost of revenue	$30,261	$26,404	15	$60,375	$53,569	13
We recognized cost of revenue of $60.4 million for the six months ended June 30, 2025, a 13% increase compared to the six months ended June 30, 2024 ($30.3 million for the second quarter of 2025, a 15% increase compared to the second quarter of 2024). Outside fees and services for the three and six months ended June 30, 2025 increased primarily from service revenue growth in the Property Renovations Services and Foreclosure Trustee businesses and higher preservation services in the Field Services business within the Servicer and Real Estate segment and service revenue growth in the Lenders One business in the Origination segment. Technology and telecommunications for the three and six months ended June 30, 2025 increased primarily from a benefit recognized in 2024. Compensation and benefits for the six months ended June 30, 2025 increased primarily due to higher share-based compensation. Depreciation and amortization was lower for the three and six months ended June 30, 2025 from the completion of the depreciation periods of certain premises and equipment with only modest additions. In addition, changes in reimbursable expenses for the three and six months ended June 30, 2024 are consistent with the changes in reimbursable expenses revenue discussed in the revenue section above.
Gross profit increased to $26.4 million, representing 32% of service revenue, for the six months ended June 30, 2025 compared to $25.0 million, representing 34% of service revenue, for the six months ended June 30, 2024 (increased to $13.0 million, representing 32% of service revenue, for the second quarter of 2025, compared to $12.7 million, representing 34% of service revenue, for the second quarter of 2024). Gross profit as a percentage of service revenue for the three and six months ended June 30, 2025 decreased compared to the three and six months ended June 30, 2024 primarily from a change in revenue mix from growth in the lower margin Property Renovations Services and Lenders One businesses, partially offset by growth in the higher margin Foreclosure Trustee business.
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
SG&A expenses consist of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2025	2024	% Increase (decrease)	2025	2024	% Increase (decrease)

Compensation and benefits	$5,008	$4,510	11	$9,905	$10,352	(4)
Professional services	808	2,082	(61)	2,428	4,613	(47)
Amortization of intangible assets	1,270	1,270	—	2,540	2,540	—
Occupancy related costs	866	1,050	(18)	1,666	1,975	(16)
Marketing costs	599	539	11	1,126	1,047	8
Depreciation and amortization	60	103	(42)	124	216	(43)
Other	1,185	1,080	10	2,087	2,743	(24)

Selling, general and administrative expenses	$9,796	$10,634	(8)	$19,876	$23,486	(15)
SG&A expenses for the six months ended June 30, 2025 of $19.9 million decreased by 15% compared to the six months ended June 30, 2024 ($9.8 million for the second quarter of 2025, an 8% decrease compared to the second quarter of 2024). The decrease in SG&A for the six months ended June 30, 2025 was primarily driven by lower professional services, other SG&A expenses and compensation and benefits. Professional services for the six months ended June 30, 2025 decreased primarily due to lower costs related to legacy indemnification accruals. Other SG&A expenses for the six months ended June 30, 2025 decreased primarily due to lower bad debt expense. Compensation and benefits for the six months ended June 30, 2025 decreased from lower share-based compensation. The decrease in SG&A for the three months ended June 30, 2025 was driven by lower professional services, partially offset by higher Compensation and benefits. Professional services for the three months ended June 30, 2025, decreased primarily from lower costs related to legacy indemnification accruals. Compensation and benefits for the three months ended June 30, 2025 increased primarily due to higher annual incentive compensation accruals.
Income from operations
Income from operations for the six months ended June 30, 2025 was $6.5 million, representing 8% of service revenue, compared to $1.5 million, representing 2% of service revenue, for the six months ended June 30, 2024 (increased to $3.2 million, representing 8% of service revenue, for the second quarter of 2025, compared to $2.1 million representing 6% of service revenue for the second quarter of 2024). Income from operations as a percentage of service revenue improved for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, primarily as a result of lower SG&A expenses as a percentage of service revenue.
Other Income (Expense), net
Other income (expense), net principally includes interest expense and other non-operating gains and losses.
Other income (expense), net was $(10.8) million for the six months ended June 30, 2025 compared to $(17.5) million for the six months ended June 30, 2024 ($(3.0) million for the second quarter of 2025 and $(9.6) million for the second quarter of 2024). The change for the three and six months ended June 30, 2025 was primarily driven by lower interest expense, partially offset by higher debt exchange transaction expenses. The lower interest expense was driven by the decrease in outstanding debt and a lower interest rate from the February 19, 2025 Debt Exchange Transaction.

Income Tax Provision
We recognized an income tax benefit (provision) of $15.7 million and $(1.4) million for the six months ended June 30, 2025 and 2024, respectively ($16.5 million and $(0.7) million for the second quarter of 2025 and 2024, respectively). The income tax benefit (provision) for the six months ended June 30, 2025 was driven primarily by the reversal of liabilities for uncertain tax positions, income tax expense on transfer pricing income from India and the United States and no tax benefit on the pretax loss from our Luxembourg operating company. For further information, see Note 19.

SEGMENT RESULTS OF OPERATIONS
The following section provides a discussion of pretax results of operations of our business segments. Transactions between segments are accounted for as third party arrangements for purposes of presenting segment results of operations.
Financial information for our segments was as follows:

	Three months ended June 30, 2025
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$31,952	$8,835	$—	$40,787
Reimbursable expenses	2,246	179	—	2,425
Non-controlling interests	—	76	—	76
	34,198	9,090	—	43,288
Cost of revenue	21,886	6,779	1,596	30,261
Gross profit (loss)	12,312	2,311	(1,596)	13,027
Selling, general and administrative expenses	1,023	1,758	7,015	9,796
Income (loss) from operations	11,289	553	(8,611)	3,231
Total other income (expense), net	(18)	—	(3,026)	(3,044)

Income (loss) before income taxes and non-controlling interests	$11,271	$553	$(11,637)	$187

Margins:
Gross profit (loss) / service revenue	39%	26%	N/M	32%
Income (loss) from operations / service revenue	35%	6%	N/M	8%
_____________________________________
N/M — not meaningful.

	Three months ended June 30, 2024
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$29,025	$7,838	$—	$36,863
Reimbursable expenses	2,099	124	—	2,223
Non-controlling interests	—	35	—	35
	31,124	7,997	—	39,121
Cost of revenue	18,716	6,356	1,332	26,404
Gross profit (loss)	12,408	1,641	(1,332)	12,717
Selling, general and administrative expenses	2,395	1,746	6,493	10,634
Income (loss) from operations	10,013	(105)	(7,825)	2,083
Total other income (expense), net	(1)	—	(9,648)	(9,649)

Income (loss) before income taxes and non-controlling interests	$10,012	$(105)	$(17,473)	$(7,566)

Margins:
Gross profit (loss) / service revenue	43%	21%	N/M	34%
Income (loss) from operations / service revenue	34%	(1)%	N/M	6%
_____________________________________
N/M — not meaningful.

	Six months ended June 30, 2025
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$64,817	$16,865	$—	$81,682
Reimbursable expenses	4,538	358	—	4,896
Non-controlling interests	—	149	—	149
	69,355	17,372	—	86,727
Cost of revenue	43,747	13,469	3,159	60,375
Gross profit (loss)	25,608	3,903	(3,159)	26,352
Selling, general and administrative expenses	3,363	3,423	13,090	19,876
Income (loss) from operations	22,245	480	(16,249)	6,476
Total other income (expense), net	(45)	—	(10,773)	(10,818)

Income (loss) before income taxes and non-controlling interests	$22,200	$480	$(27,022)	$(4,342)

Margins:
Gross profit (loss) / service revenue	40%	23%	N/M	32%
Income (loss) from operations / service revenue	34%	3%	N/M	8%
_____________________________________
N/M — not meaningful.

	Six months ended June 30, 2024
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$58,106	$15,648	$—	$73,754
Reimbursable expenses	4,520	240	—	4,760
Non-controlling interests	—	76	—	76
	62,626	15,964	—	78,590
Cost of revenue	37,848	12,489	3,232	53,569
Gross profit (loss)	24,778	3,475	(3,232)	25,021
Selling, general and administrative expenses	5,493	3,705	14,288	23,486
Income (loss) from operations	19,285	(230)	(17,520)	1,535
Total other income (expense), net	(1)	—	(17,535)	(17,536)

Income (loss) before income taxes and non-controlling interests	$19,284	$(230)	$(35,055)	$(16,001)

Margins:
Gross profit (loss) / service revenue	43%	22%	N/M	34%
Income (loss) from operations / service revenue	33%	(1)%	N/M	2%
_____________________________________
N/M — not meaningful.

Servicer and Real Estate
Revenue
Revenue by line of business was as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2025	2024	% Increase (decrease)	2025	2024	% Increase (decrease)

Service revenue:
Solutions	$23,215	$19,198	21	$47,114	$38,456	23
Marketplace	6,429	7,333	(12)	13,017	14,509	(10)
Technology and SaaS Products	2,308	2,494	(7)	4,686	5,141	(9)
Total service revenue	31,952	29,025	10	64,817	58,106	12

Reimbursable expenses:
Solutions	1,052	967	9	2,295	2,223	3
Marketplace	1,194	1,132	5	2,243	2,297	(2)
Total reimbursable expenses	2,246	2,099	7	4,538	4,520	—

Total revenue	$34,198	$31,124	10	$69,355	$62,626	11
We recognized service revenue of $64.8 million for the six months ended June 30, 2025, a 12% increase compared to the six months ended June 30, 2024 ($32.0 million for the second quarter of 2025, a 10% increase compared to the second quarter of 2024). We also recognized reimbursable expenses revenue of $4.5 million for the six months ended June 30, 2025, a less than 1% increase compared to the six months ended June 30, 2024 ($2.2 million for the second quarter of 2025, a 7% increase compared to the second quarter of 2024). The increase in service revenue for the three and six months ended June 30, 2025 was driven by growth in our Property Renovation Services and Foreclosure Trustee businesses in the Solutions business, partially offset by fewer home sales in the Marketplace business. The relatively flat reimbursable expenses revenue for the six months ended June 30, 2025 was driven by growth in the Foreclosure Trustee business in the Solutions business largely offset by fewer asset resolution and asset management activities in the Marketplace business. The increase in reimbursable expenses for the three months ended June 30, 2025 was primarily driven by growth in the Foreclosure Trustee business in the Solutions business and higher asset resolution and asset management activities in the Marketplace business.
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
Cost of Revenue and Gross Profit
Cost of revenue consisted of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2025	2024	% Increase (decrease)	2025	2024	% Increase (decrease)

Outside fees and services	$12,010	$9,289	29	$23,889	$18,884	27
Compensation and benefits	5,649	5,585	1	11,347	10,979	3
Reimbursable expenses	2,246	2,099	7	4,538	4,520	—
Technology and telecommunications	1,909	1,663	15	3,826	3,295	16
Depreciation and amortization	72	80	(10)	147	170	(14)

Cost of revenue	$21,886	$18,716	17	$43,747	$37,848	16
Cost of revenue for the six months ended June 30, 2025 of $43.7 million increased by 16% compared to the six months ended June 30, 2024 ($21.9 million for the second quarter of 2025, a 17% increase compared to the second quarter of 2024). The increase in cost of revenue for the three and six months ended June 30, 2025 is primarily driven by higher outside fees and services, technology and telecommunications and compensation and benefits. Outside fees and services for the three and six months ended June 30, 2025 increased from higher revenue in the Property Renovation Services and Foreclosure Trustee businesses and higher preservation services in the Field Services business in the Solutions business. Technology and telecommunications for the three and six months ended June 30, 2025 increased from higher cloud services costs from higher volumes and, for the six months ended June 30, 2025, from a benefit recognized in the first quarter of 2024. Compensation and benefits for the three and six months ended June 30, 2025 increased primarily due to higher annual incentive compensation accruals.
Gross profit increased to $25.6 million, representing 40% of service revenue, for the six months ended June 30, 2025 compared to $24.8 million, representing 43% of service revenue, for the six months ended June 30, 2024 (decreased to $12.3 million, representing 39% of service revenue, for the second quarter of 2025, compared to $12.4 million, representing 43% of service revenue, for the second quarter of 2024). Gross profit as a percentage of service revenue for the three and six months ended June 30, 2025 decreased primarily due to a change in revenue mix from greater growth in the lower margin Property Renovations Services business than in the higher margin Foreclosure Trustee business. Our margins can vary substantially depending upon the service revenue mix.
Selling, General and Administrative Expenses
SG&A expenses consisted of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2025	2024	% Increase (decrease)	2025	2024	% Increase (decrease)

Professional services	$(823)	$635	(230)	$(241)	$1,652	(115)
Amortization of intangible assets	740	740	—	1,480	1,480	—
Compensation and benefits	464	497	(7)	954	1,024	(7)
Marketing costs	338	329	3	682	673	1
Occupancy related costs	109	171	(36)	215	312	(31)
Depreciation and amortization	1	1	—	1	1	—
Other	194	22	N/M	272	351	(23)

Selling, general and administrative expenses	$1,023	$2,395	(57)	$3,363	$5,493	(39)
_____________________________________
N/M — not meaningful.
SG&A for the six months ended June 30, 2025 of $3.4 million decreased by 39% compared to the six months ended June 30, 2024 ($1.0 million for the second quarter of 2025, a 57% decrease compared to the second quarter of 2024). The decrease in SG&A for the three and six months ended June 30, 2025 is primarily due to lower professional services. Professional services for the three and six months ended June 30, 2025 decreased primarily due to a settlement received related to a legacy matter.
Income from operations
Income from operations increased to $22.2 million, representing 34% of service revenue, for the six months ended June 30, 2025 compared to $19.3 million, representing 33% of service revenue, for the six months ended June 30, 2024 (increased to $11.3 million, representing 35% of service revenue, for the second quarter of 2025, compared to $10.0 million, representing 34% of service revenue for the second quarter of 2024). The increase in operating income as a percentage of service revenue for the three and six months ended June 30, 2025 is primarily the result of lower SG&A expenses, partially offset by lower gross profit margins.

Origination
Revenue
Revenue by business unit was as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2025	2024	% Increase (decrease)	2025	2024	% Increase (decrease)

Service revenue:
Lenders One	$6,873	$6,270	10	$13,227	$12,743	4
Solutions	1,762	1,409	25	3,261	2,591	26
Technology and SaaS Products	200	159	26	377	314	20
Total service revenue	8,835	7,838	13	16,865	15,648	8

Reimbursable expenses:
Solutions	179	124	44	358	240	49
Total reimbursable expenses	179	124	44	358	240	49

Non-controlling interests	76	35	117	149	76	96

Total revenue	$9,090	$7,997	14	$17,372	$15,964	9
We recognized service revenue of $16.9 million for the six months ended June 30, 2025, an 8% increase compared to the six months ended June 30, 2024 ($8.8 million for the second quarter of 2025, a 13% increase compared to the second quarter of 2024). We also recognized reimbursable expenses revenue of $0.4 million for the six months ended June 30, 2025, a 49% increase compared to the six months ended June 30, 2024 ($0.2 million for the second quarter of 2025, a 44% increase compared to the second quarter of 2024). The increase in service revenue in the Origination segment for the three and six months ended June 30, 2025 is primarily driven by growth in reseller products in the Lenders One business and higher volumes in the loan fulfillment services business within the Solutions business. The increase in reimbursable expenses for the three and six months ended June 30, 2025 was primarily driven by certain Title orders within the Solutions business.
Cost of Revenue and Gross Profit
Cost of revenue consisted of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2025	2024	% Increase (decrease)	2025	2024	% Increase (decrease)

Outside fees and services	$5,465	$5,032	9	$10,607	$9,883	7
Compensation and benefits	965	1,039	(7)	2,111	2,068	2
Technology and telecommunications	167	155	8	387	285	36
Reimbursable expenses	179	124	44	358	240	49
Depreciation and amortization	3	6	(50)	6	13	(54)

Cost of revenue	$6,779	$6,356	7	$13,469	$12,489	8
Cost of revenue for the six months ended June 30, 2025 of $13.5 million increased by 8% compared to the six months ended June 30, 2024 ($6.8 million for the second quarter of 2025, a 7% increase compared to the second quarter of 2024). The increase in cost of revenue for the three and six months ended June 30, 2025 was primarily driven by higher outside fees and services from a growth in the reseller products in the Lenders One business.
Gross profit increased to $3.9 million, representing 23% of service revenue, for the six months ended June 30, 2025 compared to $3.5 million, representing 22% of service revenue, for the six months ended June 30, 2024 (increased to $2.3 million, representing 26% of service revenue, for the second quarter of 2025, compared to $1.6 million, representing 21% of service revenue for the second quarter of 2024). Gross profit as a percentage of service revenue for the three and six months ended

June 30, 2025 increased from margin expansion in the Lenders One and loan fulfillment services businesses primarily due to scale benefits of revenue growth.
Selling, General and Administrative Expenses
SG&A expenses consisted of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2025	2024	% Increase (decrease)	2025	2024	% Increase (decrease)

Amortization of intangible assets	$530	$530	—	$1,060	$1,060	—
Compensation and benefits	487	494	(1)	995	965	3
Professional services	225	141	60	544	281	94
Marketing costs	261	209	25	444	369	20
Occupancy related costs	52	124	(58)	102	243	(58)
Depreciation and amortization	—	1	(100)	—	1	(100)
Other	203	247	(18)	278	786	(65)

Selling, general and administrative expenses	$1,758	$1,746	1	$3,423	$3,705	(8)
SG&A for the six months ended June 30, 2025 of $3.4 million decreased by 8% compared to the six months ended June 30, 2024 ($1.8 million for the second quarter of 2025, a 1% increase compared to the second quarter of 2024). The decrease in SG&A for the six months ended June 30, 2025 is primarily due to lower other expenses from lower bad debt expense, partially offset by higher professional services from higher legal-related costs. SG&A for the three months ended June 30, 2025 was relatively flat compared to the three months ended June 30, 2024.
Income (loss) from operations
Income (loss) from operations was $0.5 million, representing 3% of service revenue, for the six months ended June 30, 2025 compared to $(0.2) million, representing (1)% of service revenue, for the six months ended June 30, 2024 (increased to $0.6 million, representing 6% of service revenue for the second quarter of 2025, compared to $(0.1) million, representing (1)% of service revenue for the second quarter of 2024). The improvement in operating income as a percentage of service revenue for the three and six months ended June 30, 2025 is primarily from higher gross profit margins and, for the six months ended June 30, 2025, lower SG&A expenses on higher revenue.
Corporate and Others
Cost of Revenue
Cost of revenue consisted of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2025	2024	% Increase (decrease)	2025	2024	% Increase (decrease)

Technology and telecommunications	$827	$526	57	$1,672	$1,650	1
Compensation and benefits	726	719	1	1,401	1,409	(1)
Depreciation and amortization	43	87	(51)	86	173	(50)

Cost of revenue	$1,596	$1,332	20	$3,159	$3,232	(2)
Cost of revenue for the six months ended June 30, 2025 of $3.2 million decreased by 2% compared to the six months ended     June 30, 2024 ($1.6 million for the second quarter of 2025, a 20% increase compared to the second quarter of 2024). The decrease in cost of revenue for the six months ended June 30, 2025 is primarily driven by lower depreciation and amortization from the completion of the depreciation periods for certain premises and equipment. The increase in cost of revenue for the three months ended June 30, 2025 is primarily driven by a benefit recognized in 2024, partially offset by lower licensing costs for certain third party technology.

Selling, General and Administrative Expenses
SG&A in Corporate and Others includes costs related to the corporate functions including executive, finance, technology, law, compliance, human resources, vendor management, facilities, risk management and eliminations between reportable segments.
SG&A expenses consisted of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2025	2024	% Increase (decrease)	2025	2024	% Increase (decrease)

Compensation and benefits	$4,057	$3,519	15	$7,956	$8,363	(5)
Professional services	1,406	1,306	8	2,125	2,680	(21)
Occupancy related costs	705	755	(7)	1,349	1,420	(5)
Depreciation and amortization	59	101	(42)	123	214	(43)
Marketing costs	—	1	(100)	—	5	(100)
Other	788	811	(3)	1,537	1,606	(4)

Selling, general and administrative expenses	$7,015	$6,493	8	$13,090	$14,288	(8)
SG&A for the six months ended June 30, 2025 of $13.1 million decreased by 8% compared to the six months ended June 30, 2024 ($7.0 million for the second quarter of 2025, an 8% increase compared to the second quarter of 2024). The decrease in SG&A for the six months ended June 30, 2025 is primarily driven by lower professional services from lower accruals for estimated legal matters and lower compensation and benefits driven by lower share-based compensation. The increase for the three months ended June 30, 2025 is primarily driven by the grant of RSUs to executive officers, which were awarded in connection with the debt refinancing.
Other Income (Expense), net
Other income (expense), net principally includes interest expense and other non-operating gains and losses.
Other income (expense), net was $(10.8) million for the six months ended June 30, 2025 compared to $(17.5) million for the six months ended June 30, 2024 ($(3.0) million for the second quarter of 2025 and $(9.6) million for the second quarter of 2024). The change for the three and six months ended June 30, 2025 was primarily driven by lower interest expense, partially offset by higher debt exchange transaction expenses. The lower interest expense was driven by the decrease in outstanding debt and a lower interest rate from the February 19, 2025 Debt Exchange Transaction.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary source of liquidity has historically been cash flow from operations, cash proceeds from sales of businesses, cash proceeds from the sale of equity securities and cash on hand. However, primarily due to lower delinquency and foreclosure rates, and higher home equity, revenue has declined significantly compared to pre-pandemic levels (although revenue grew in 2024 compared to 2023 and for the first six months of 2025 compared to the first six months of 2024). The lower revenue, partially offset by efficiency initiatives and cost savings initiatives, has resulted in negative operating cash flow from operations. We believe lower interest expense as a result of the February 2025 Debt Exchange Transaction, more recent revenue growth from the renovation business launched in 2024, the anticipated improvement in the default market, on-boarding sales wins, and revenue mix together with our reduced cost structure, should help improve operating cash flow.
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
Revolving Loan Agreement
In connection with the Company’s Renovation business, on June 3, 2024 Altisource Solutions, Inc., an indirect subsidiary of Altisource Portfolio Solutions S.A, entered into a revolving loan agreement with a then related-party, Altisource Asset Management Corporation (“AAMC”) (the “Revolving Loan Agreement”).

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
The maturity date of the Revolving Loan Agreement was June 3, 2025 and can be automatically extended for one year on each anniversary of the maturity date. During any extension period, AAMC may terminate the Revolving Loan Agreement upon 150 days prior written notice and the loan will mature upon such termination. During the second quarter of 2025 the Revolving Loan Agreement was renewed, extending the maturity date to June 3, 2026. The outstanding balance on the Revolving Loan Agreement is due and payable on such maturity date.
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
As of June 30, 2025, there was $1.0 million outstanding debt under the Revolving Loan Agreement.
Cash Flows
The following table presents our cash flows for the six months ended June 30:

(in thousands)	2025	2024	% Increase (decrease)

Net cash used in operating activities	$(5,278)	$(2,057)	(157)
Net cash used in investing activities	(28)	—	N/M
Net cash provided by (used in) financing activities	5,469	(773)	N/M
Net increase (decrease) in cash, cash equivalents and restricted cash	163	(2,830)	(106)
Cash, cash equivalents and restricted cash at the beginning of the period	32,700	35,416	(8)

Cash, cash equivalents and restricted cash at the end of the period	$32,863	$32,586	1
_____________________________________
N/M — not meaningful.
Cash Flows from Operating Activities
Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net income (loss). For the six months ended June 30, 2025, net cash used in operating activities was $(5.3) million compared to net cash used in operating activities of $(2.1) million for the six months ended June 30, 2024. The increase in cash used in operating activities was driven by a $5.1 million higher use of cash for accounts receivable, prepaid expenses and other current assets and accounts payable and accrued expenses, $7.9 million lower non-cash interest expense and $1.3 million lower non-cash share based compensation, partially offset by $11.7 million higher income (loss) before income taxes and non-controlling interests. Operating cash flows can be negatively impacted because of the nature of some of our services and the mix of services provided. Certain services are performed immediately following or shortly after the referral, but the collection of the receivable does not occur until a specific event occurs (e.g., the foreclosure is complete, the REO asset is sold, etc.). Furthermore, lower margin services generate lower income and cash flows from operations. Consequently, our cash flows from operations may be negatively impacted when comparing one period to another.
Cash Flows from Financing Activities
Net cash provided by (used in) financing activities was $5.5 million and $(0.8) million for the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025, we received $11.3 million in proceeds from the Super Senior Credit Facility, net of the original issuance discount. We used $(1.7) million for debt issuance costs and $(3.4) million related to the issuance of equity, in connection to the Debt Exchange Transaction. During the six months ended June 30, 2025, we used $0.3 million to make scheduled repayments of our senior secured term loan (no comparative amount for the six months ended June 30, 2024). During the six months ended June 30, 2025 and 2024, we made payments of $0.3 million and $0.6 million, respectively, to satisfy employee tax withholding obligations on the issuance of restricted share units (“RSUs”) and restricted shares. These payments were made to tax authorities, at the employees’ direction, to satisfy the employees’ tax obligations rather than issuing a portion of vested restricted share units and restricted shares to employees. In addition, during both the six months ended June 30, 2025 and 2024, we distributed less than $0.1 million to non-controlling interests.
Future Uses of Cash
Our significant future liquidity obligations primarily pertain to amortization of the New Facility, amortization and maturity of the Super Senior Facility, interest expense under the New Facility and the Super Senior Facility, and operating lease payments on certain of our premises and equipment.
Significant future uses of cash include the following:

		Payments Due by Period
(in thousands)	Total	2025	2026-2027	2028-2029

New Facility (1)	$6,293	$550	$2,200	$3,543
Super Senior Facility (2)	12,469	63	250	12,156
Revolving Loan Agreement (3)	1,000	—	1,000	—
Interest payments (4)	58,821	6,863	26,799	25,159
Lease payments	1,837	799	882	156

Total	$80,420	$8,275	$31,131	$41,014
______________________________________
(1)    $158.3 million of the New Facility matures on April 30, 2030 and $1.4 million of the New Facility matures on January 15, 2029.
(2)    The Super Senior Facility matures on February 19, 2029.
(3)    The outstanding balance of our Revolving Loan Agreement as of June 30, 2025 is $1.0 million and is currently due on June 3, 2026, and can be automatically extended for one year on each anniversary of the maturity date.
(4)    Estimated future interest payments for the New Facility and the Super Senior Facility based on the three-month Secured Overnight Financing Rate (“SOFR”) interest rate as of June 30, 2025.
We anticipate funding future liquidity requirements with a combination of existing cash balances and cash anticipated to be generated by operating activities. For further information, see Note 10 and Note 21 to the condensed consolidated financial statements.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of escrow and certain other account arrangements.
We hold customers’ assets in escrow and other accounts at various financial institutions pending completion of certain real estate and construction review activities. These amounts are held in escrow and other accounts for limited periods of time and are not included in the accompanying condensed consolidated balance sheets. Amounts held in escrow and other accounts were $41.2 million and $24.9 million as of June 30, 2025 and December 31, 2024, respectively.
Contractual Obligations, Commitments and Contingencies
For the six months ended June 30, 2025, there were no significant changes to our contractual obligations from those identified in our Form 10-K for the fiscal year ended December 31, 2024 and this Form 10-Q, other than those that occur in the normal course of business. See Note 21 to the condensed consolidated financial statements.
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

Our critical accounting policies are described in the MD&A section of our Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025. There have been no material changes to our critical accounting policies during the six months ended June 30, 2025.
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
Interest Rate Risk
Under the terms of the New Facility, the interest rate charged on the New Debt is SOFR, with a floor of 3.50%, plus 6.50%. The interest rate charged on the Super Senior Facility is SOFR, with a floor of 3.50%, plus 6.50%. Based on the terms of the New Facility and the Super Senior Facility, a one percentage point increase in SOFR would increase our annual interest expense by approximately $1.2 million, and there would be a $1.2 million decrease in our annual interest expense if there was a one percentage point decrease in SOFR.
Currency Exchange Risk
We are exposed to currency risk from potential changes in currency values of our non-United States dollar denominated expenses, assets, liabilities and cash flows. Our most significant currency exposure relates to the Indian rupee. Based on expenses incurred in Indian rupees for the second quarter of 2025, a one percentage point increase or decrease in value of the Indian rupee in relation to the United States dollar would increase or decrease our annual expenses by approximately $0.3 million.
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
As of June 30, 2025, an evaluation was conducted under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of June 30, 2025.
b)    Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 as supplemented or amended with risk factors disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. Capitalized terms used but not defined in this section have the meanings given to them in the 2024 Form 10-K. The risk factors disclosed in our Annual Report, as supplemented, continue to describe risks that could materially affect our business, financial condition, results of operations, and stock price. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially adversely affect us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases of shares of common stock during the three months ended June 30, 2025. On May 16, 2023, our shareholders approved the renewal and amendment of the share repurchase program previously approved by the shareholders on May 15, 2018. Under the program, we are authorized to purchase up to 0.4 million shares of our common stock in the open market, subject to certain parameters, for a period of five years from the date of approval. As of June 30, 2025, the maximum number of shares that may be purchased under the repurchase program is 0.4 million shares of the Company’s common stock. Under the New Facility and the Super Senior Facility, we are not permitted to repurchase shares except for limited circumstances. In addition to the share repurchase program, during the three months ended June 30, 2025, 41,462 common shares were withheld from employees to satisfy tax withholding obligations that arose from the vesting of restricted shares.
On February 20, 2024, the Company issued a total of 29,072 RSUs as equity compensation under the Altisource 2024 Long Term Incentive Plan to the Company’s Chairman and Chief Executive Officer, Chief Financial Officer, and Chief Legal and Compliance Officer as unregistered securities in a private placement exempt from registration pursuant to Rule 4(a)(2) of the Securities Act of 1933, as amended.
Item 5. Other Information
Director and Officer Trading Arrangements
During the three months ended June 30, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101 *
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2025 is formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2025 and 2024; (iii) Condensed Consolidated Statements of Equity for the six months ended June 30, 2025 and 2024; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024; and (v) Notes to Condensed Consolidated Financial Statements.

104 *	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

______________________________________
*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
(Registrant)

Date:	July 24, 2025	By:	/s/ Michelle D. Esterman
Michelle D. Esterman
Chief Financial Officer
(On behalf of the Registrant and as its Principal Financial Officer and Principal Accounting Officer)