Form 10-Q
period 2025-09-30
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
filed 2025-10-23
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of October 17, 2025, there were 10,991,850 outstanding shares of the registrant’s common stock (excluding 29,106 shares held as treasury stock).

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	September 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$28,598	$29,811
Accounts receivable, net of allowance for credit losses of $2,407 and $3,124, respectively	17,419	15,050
Prepaid expenses and other current assets	8,349	6,240
Total current assets	54,366	51,101

Premises and equipment, net	307	701
Right-of-use assets under operating leases	1,288	2,243
Goodwill	55,960	55,960
Intangible assets, net	17,658	21,468
Deferred tax assets, net	5,560	5,629
Other assets	4,771	6,504

Total assets	$139,910	$143,606

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$32,030	$33,512
Current portion of long-term debt	1,225	230,544
Deferred revenue	3,502	3,979
Other current liabilities	2,900	3,238
Total current liabilities	39,657	271,273

Long-term debt	191,268	—
Deferred tax liabilities, net	9,119	9,028
Other non-current liabilities	3,338	20,016

Commitments, contingencies and regulatory matters (Note 21)

Deficit:
Common stock ($0.01 par value; 250,000 shares authorized, 11,019 issued and 10,990 outstanding as of September 30, 2025; 3,745 issued and 3,403 outstanding as of December 31, 2024)	110	37
Additional paid-in capital	256,117	211,523
Accumulated deficit	(355,876)	(259,977)
Treasury stock, at cost (29 shares as of September 30, 2025 and 342 shares as of December 31, 2024)	(4,562)	(108,959)
Altisource deficit	(104,211)	(157,376)

Non-controlling interests	739	665
Total deficit	(103,472)	(156,711)

Total liabilities and deficit	$139,910	$143,606
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Revenue	$41,908	$40,531	$128,635	$119,121
Cost of revenue	30,561	28,461	90,936	82,030

Gross profit	11,347	12,070	37,699	37,091

Selling, general and administrative expenses	10,826	10,965	30,702	34,451

Income from operations	521	1,105	6,997	2,640
Other income (expense), net:
Interest expense	(2,368)	(9,960)	(9,921)	(29,277)
Debt exchange transaction expenses	(194)	—	(3,646)	—
Other income (expense), net	376	362	563	2,143
Total other income (expense), net	(2,186)	(9,598)	(13,004)	(27,134)

Loss before income taxes and non-controlling interests	(1,665)	(8,493)	(6,007)	(24,494)
Income tax (provision) benefit	(660)	(809)	15,069	(2,237)

Net (loss) income	(2,325)	(9,302)	9,062	(26,731)
Net income attributable to non-controlling interests	(71)	(60)	(220)	(136)

Net (loss) income attributable to Altisource	$(2,396)	$(9,362)	$8,842	$(26,867)

(Loss) earnings per share:
Basic	$(0.22)	$(2.61)	$0.91	$(7.55)
Diluted	$(0.22)	$(2.61)	$0.81	$(7.55)

Weighted average shares outstanding:
Basic	10,988	3,584	9,755	3,559
Diluted	10,988	3,584	10,890	3,559

Comprehensive (loss) income:
Net (loss) income	$(2,325)	$(9,302)	$9,062	$(26,731)
Comprehensive income attributable to non-controlling interests	(71)	(60)	(220)	(136)

Comprehensive (loss) income attributable to Altisource	$(2,396)	$(9,362)	$8,842	$(26,867)
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Statements of Equity (Deficit)
(in thousands)

	Altisource Equity (Deficit)
	Common stock		Additional paid-in capital	Accumulated Deficit	Treasury stock, at cost	Non-controlling interests	Total
	Shares

Balance, December 31, 2023	3,745	$37	$207,204	$(180,162)	$(152,749)	$615	$(125,055)

Net loss	—	—	—	(9,198)	—	41	(9,157)
Distributions to non-controlling interest holders	—	—	—	—	—	(19)	(19)
Share-based compensation expense	—	—	2,213	—	—	—	2,213
Exercise of warrants, net of costs	—	—	(398)	(3,722)	4,030	—	(90)
Issuance of restricted share units and restricted shares	—	—	—	(15,860)	15,860	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(9,575)	8,985	—	(590)

Balance, March 31, 2024	3,745	$37	$209,019	$(218,517)	$(123,874)	$637	$(132,698)

Net loss	—	—	—	(8,307)	—	35	(8,272)
Distributions to non-controlling interest holders	—	—	—	—	—	(32)	(32)
Share-based compensation expense	—	—	844	—	—	—	844
Issuance of restricted share units and restricted shares	—	—	—	(6,427)	6,427	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(1,100)	1,058	—	(42)

Balance, June 30, 2024	3,745	$37	$209,863	$(234,351)	$(116,389)	$640	$(140,200)

Net loss	—	—	—	(9,362)	—	60	(9,302)
Share-based compensation expense	—	—	859	—	—	—	859
Exercise of warrants, net of costs	—	—	(20)	(171)	191	—	—
Issuance of restricted share units and restricted shares	—	—	—	(2,290)	2,290	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(1,371)	1,328	—	(43)

Balance, September 30, 2024	3,745	$37	$210,702	$(247,545)	$(112,580)	$700	$(148,686)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Statements of Equity (Deficit)
(in thousands)

	Altisource Equity (Deficit)
	Common stock		Additional paid-in capital	Accumulated Deficit	Treasury stock, at cost	Non-controlling interests	Total
	Shares

Balance, December 31, 2024	3,745	$37	$211,523	$(259,977)	$(108,959)	$665	$(156,711)

Net loss	—	—	—	(5,344)	—	73	(5,271)
Distributions to non-controlling interest holders	—	—	—	—	—	(2)	(2)
Share-based compensation expense	—	—	1,094	—	—	—	1,094
Issuance of common stock, net of issuance costs	7,271	73	42,106	—	—	—	42,179
Exercise of warrants, net of costs	—	—	—	(57,525)	57,525	—	—
Issuance of restricted share units and restricted shares	—	—	—	(25,456)	25,456	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(14,780)	14,462	—	(318)

Balance, March 31, 2025	11,016	$110	$254,723	$(363,082)	$(11,516)	$736	$(119,029)

Net income	—	—	—	16,582	—	76	16,658
Distributions to non-controlling interest holders	—	—	—	—	—	(53)	(53)
Share-based compensation expense	—	—	664	—	—	—	664
Issuance of common stock, net of issuance costs	—	—	(159)	—	—	—	(159)
Issuance of restricted share units and restricted shares	—	—	—	(5,910)	5,910	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(198)	188	—	(10)
Purchase of fractional shares	—	—	—	—	(1)	—	(1)

Balance, June 30, 2025	11,016	$110	$255,228	$(352,608)	$(5,419)	$759	$(101,930)

Net loss	—	—	—	(2,396)	—	71	(2,325)
Distributions to non-controlling interest holders	—	—	—	—	—	(91)	(91)
Share-based compensation expense	—	—	1,308	—	—	—	1,308
Issuance of common stock, net of issuance costs	—	—	(434)	—	—	—	(434)
Issuance of restricted share units and restricted shares	—	—	—	(608)	608	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(264)	249	—	(15)
Exercise of warrants, net of costs	3	—	15	—	—	—	15

Balance, September 30, 2025	11,019	$110	$256,117	$(355,876)	$(4,562)	$739	$(103,472)
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30,
	2025	2024

Cash flows from operating activities:
Net income (loss)	$9,062	$(26,731)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	443	794
Amortization of right-of-use assets under operating leases	914	1,190
Amortization of intangible assets	3,810	3,810
Paid-in-kind accrual	—	6,505
Share-based compensation expense	3,066	3,916
Bad debt expense	125	776
Amortization of debt premium	(2,893)	—
Amortization of debt discount	815	2,791
Amortization of debt issuance costs	501	1,797
Deferred income taxes	91	76
Loss on disposal of fixed assets	—	14
Changes in operating assets and liabilities:
Accounts receivable	(2,494)	(3,335)
Prepaid expenses and other current assets	(1,110)	3,092
Other assets	2,044	179
Accounts payable and accrued expenses	(1,482)	2,412
Current and non-current operating lease liabilities	(952)	(1,233)
Other current and non-current liabilities	(16,500)	323
Net cash used in operating activities	(4,560)	(3,624)

Cash flows from investing activities:
Additions to premises and equipment	(49)	—
Other investing activities	(250)	—
Net cash used in investing activities	(299)	—

Cash flows from financing activities:
Proceeds from revolving loan agreement	—	250
Proceeds from the Super Senior Facility	11,250	—
Proceeds from exercise of cash settle stakeholder warrants	15	—
Debt issuance costs	(1,741)	—
Repayments of long-term debt	(613)	—
Equity issuance costs	(3,784)	—
Purchase of fractional shares	(1)	—
Exercise of Warrants, net of costs	—	(90)
Distributions to non-controlling interests	(146)	(51)
Payments of tax withholding on issuance of restricted share units and restricted shares	(343)	(675)
Net cash provided by (used in) financing activities	4,637	(566)

Net decrease in cash, cash equivalents and restricted cash	(222)	(4,190)
Cash, cash equivalents and restricted cash at the beginning of the period	32,700	35,416

Cash, cash equivalents and restricted cash at the end of the period	$32,478	$31,226

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30,
	2025	2024

Supplemental cash flow information:
Interest paid	$11,315	$18,092
Income taxes (refunded) paid, net	(710)	1,393
Acquisition of right-of-use assets with operating lease liabilities	121	442
Reduction of right-of-use assets from operating lease modifications or reassessments	(162)	(87)

Non-cash investing and financing activities:
Equity issued in exchange for debt reduction	45,370	—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets and the unaudited condensed consolidated statements of cash flows:
	September 30, 2025	September 30, 2024

Cash and cash equivalents	$28,598	$28,339
Restricted cash	3,880	2,887
Total cash, cash equivalents and restricted cash reported in the statements of cash flows	$32,478	$31,226
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
The management agreement between MPA and Lenders One, pursuant to which MPA is the management company, represents a variable interest in a variable interest entity. MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact the cooperative’s economic performance and the right to receive benefits from the cooperative. As a result, Lenders One is presented in the accompanying condensed consolidated financial statements on a consolidated basis and the interests of the members are reflected as non-controlling interests. As of September 30, 2025, Lenders One had total assets of $1.0 million and total liabilities of $0.4 million. As of December 31, 2024, Lenders One had total assets of $0.5 million and total liabilities of $0.4 million.
These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 31, 2025.
Share Consolidation
On May 28, 2025, Altisource Portfolio Solutions S.A. effected a consolidation of its shares of common stock (the “common stock”) (also known as a reverse stock split) at a ratio of 1-for-8 (the “Share Consolidation”). As a result of the Share Consolidation, every 8 shares of common stock outstanding immediately prior to effectiveness of the Share Consolidation were combined and converted into one share of common stock, reducing the total number of issued and outstanding shares from 88,129,766 to 11,016,220. No fractional shares were issued in connection with the Share Consolidation. Instead, shareholders received cash in lieu of fractional shares, based on the closing price of Altisource’s common stock on May 27, 2025.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This standard provides a practical expedient to assume that conditions as of the balance sheet date remains unchanged over the life of the asset estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This standard will be effective for annual periods beginning after December 15, 2025, and for interim periods within those annual reporting periods. Early adoption of this standard is permitted. The Company is currently evaluating the impact this guidance may have on its condensed consolidated financial statements.
In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. This standard adds a new derivative scope exception for certain non-exchange-traded contracts whose underlying is based on operations or activities specific to one party, and clarifies that share-based payments received from a customer in a revenue contract should be accounted for under ASC 606 until the entity’s right to receive or retain them is unconditional. This standard will be effective for annual periods beginning after December 15, 2026, and for interim periods within those annual reporting periods. Early adoption of this standard is permitted. The Company is currently evaluating the impact this guidance may have on its condensed consolidated financial statements.
NOTE 2 — CUSTOMER CONCENTRATION
Onity
Onity Group Inc. (together with its subsidiaries, “Onity”) (formerly Ocwen Financial Corporation, or “Ocwen”) is a residential mortgage loan servicer of mortgage servicing rights (“MSRs”) it owns, including those MSRs in which others have an economic interest, and a subservicer of loans owned by others.
During the three and nine months ended September 30, 2025, Onity was our largest customer, accounting for 42% and 43%, respectively, of our total revenue. Onity purchases certain mortgage services from us under the terms of services agreements

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
and amendments thereto (collectively, the “Onity Services Agreements”) with terms extending through August 2030. Certain of the Onity Services Agreements contain a “most favored nation” provision and also grant the parties the right to renegotiate pricing, among other things.
Revenue from Onity primarily consists of revenue earned from the loan portfolios serviced and subserviced by Onity when Onity engages us as the service provider, and revenue earned directly from Onity, pursuant to the Onity Services Agreements. For the nine months ended September 30, 2025 and 2024, we recognized revenue from Onity of $55.5 million and $52.6 million, respectively ($17.7 million and $17.6 million for the third quarter of 2025 and 2024, respectively). Revenue from Onity as a percentage of segment and consolidated revenue was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Servicer and Real Estate	53%	54%	54%	55%
Origination	—%	—%	—%	—%
Corporate and Others	—%	—%	—%	—%
Consolidated revenue	42%	43%	43%	44%
We earn additional revenue related to the portfolios serviced and subserviced by Onity when a party other than Onity or the MSR owner selects Altisource as the service provider. For the nine months ended September 30, 2025 and 2024, we recognized $5.9 million and $7.5 million, respectively ($1.9 million and $2.3 million for the third quarter of 2025 and 2024, respectively), of such revenue. These amounts are not included in deriving revenue from Onity and revenue from Onity as a percentage of revenue discussed above.
As of September 30, 2025, accounts receivable from Onity totaled $5.1 million, $2.7 million of which was billed and $2.4 million of which was unbilled. As of December 31, 2024, accounts receivable from Onity totaled $4.4 million, $3.1 million of which was billed and $1.3 million of which was unbilled.
Rithm
Rithm Capital Corp. (individually, together with one or more of its subsidiaries or one or more of its subsidiaries individually, “Rithm”) is an asset manager focused on the real estate and financial services industries.
Onity has disclosed that Rithm is one of its largest servicing clients. As of June 30, 2025, Onity reported that approximately 11% of loans serviced and subserviced by Onity (measured in unpaid principal balance (“UPB”)) and approximately 59% of all delinquent loans that Onity services were related to Rithm MSRs or rights to MSRs (the “Subject MSRs”).
Rithm purchased brokerage services for real estate owned (“REO”) exclusively from us, irrespective of the subservicer, subject to certain limitations, for certain MSRs set forth in and pursuant to the terms of a Cooperative Brokerage Agreement, as amended, and related letter agreement (collectively, the ‘Rithm Brokerage Agreement”) through August 2025. The Rithm Brokerage Agreement expired on August 31, 2025. At Rithm’s discretion, Altisource has continued to manage REO and receive referrals with limited exceptions from portfolios previously subject to the Rithm Brokerage Agreement despite the expiration of the Rithm Brokerage Agreement. In addition, Rithm also purchases property inspection, preservation and other services from us pursuant to other agreements.
For the nine months ended September 30, 2025 and 2024, we recognized revenue from Rithm of $3.3 million and $1.8 million, respectively ($1.5 million and $0.5 million for the third quarter of 2025 and 2024, respectively), under the Rithm Brokerage Agreement and other agreements. For the nine months ended September 30, 2025 and 2024, we recognized additional revenue of $7.5 million and $8.6 million, respectively ($2.2 million and $2.5 million for the third quarter of 2025 and 2024, respectively), relating to the Subject MSRs when a party other than Rithm selected us as the service provider.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
NOTE 3 — ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consists of the following:

(in thousands)	September 30, 2025	December 31, 2024

Billed	$12,164	$12,169
Unbilled	7,662	6,005
	19,826	18,174
Less: Allowance for credit losses	(2,407)	(3,124)

Total	$17,419	$15,050
Billed accounts receivable includes receivables from certain real estate asset management services, REO and foreclosure sales, and title and closing services, for which we generally recognize revenue when the service is provided but collect upon closing of the sale. Unbilled accounts receivable also includes receivables from foreclosure trustee services and property renovation services, for which we generally recognize revenues over the service delivery period but bill following completion of the service. We also include amounts in unbilled accounts receivable that are earned during a month and billed in the following month. As of January 1, 2025, gross accounts receivable totaled $18.2 million, $12.2 million of which was billed and $6.0 million of which was unbilled, less allowance for credit losses of $3.1 million, resulting in net accounts receivable of $15.1 million. As of January 1, 2024, gross accounts receivable totaled $14.8 million, $11.2 million of which was billed and $3.6 million of which was unbilled, less allowance for credit losses of $3.1 million, resulting in net accounts receivable of $11.7 million.
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
Changes in the allowance for expected credit losses consist of the following:

		(Additions) / Subtractions
(in thousands)	Balance at Beginning of Period	Charged to Expenses	Deductions Note(1)	Balance at End of Period

Allowance for expected credit losses:

Three months ended September 30, 2025	$2,575	$163	$(331)	$2,407
Three months ended September 30, 2024	3,421	226	(161)	3,486

Nine months ended September 30, 2025	$3,124	$125	$(842)	$2,407
Nine months ended September 30, 2024	3,123	776	(413)	3,486
______________________________________
(1)    Amounts written off as uncollectible or transferred to other accounts or utilized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
NOTE 4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

(in thousands)	September 30, 2025	December 31, 2024

Prepaid expenses	$2,565	$3,620
Maintenance agreements, current portion	1,421	962
Income taxes receivable	396	1,043
Restricted cash	1,022	23
Surety bond collateral	2,000	—
Other current assets	945	592

Total	$8,349	$6,240
NOTE 5 — PREMISES AND EQUIPMENT, NET
Premises and equipment, net consists of the following:

(in thousands)	September 30, 2025	December 31, 2024

Computer hardware and software	$46,090	$46,074
Leasehold improvements	709	709
Furniture and fixtures	72	72
Office equipment and other	17	17
	46,888	46,872
Less: Accumulated depreciation and amortization	(46,581)	(46,171)

Total	$307	$701
Depreciation and amortization expense amounted to $0.4 million and $0.8 million for the nine months ended September 30, 2025 and 2024, respectively ($0.1 million and $0.2 million for the third quarter of 2025 and 2024, respectively), and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.
Premises and equipment, net consist of the following by country:

(in thousands)	September 30, 2025	December 31, 2024

Luxembourg	$259	$554
India	23	124
United States	22	23
Uruguay	3	—

Total	$307	$701

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
NOTE 6 — RIGHT-OF-USE ASSETS UNDER OPERATING LEASES, NET
Right-of-use assets under operating leases, net consists of the following:

(in thousands)	September 30, 2025	December 31, 2024

Right-of-use assets under operating leases	$6,136	$6,177
Less: Accumulated amortization	(4,848)	(3,934)

Total	$1,288	$2,243
Amortization of operating leases was $0.9 million and $1.2 million for the nine months ended September 30, 2025 and 2024, respectively ($0.4 million and $0.4 million for the third quarter of 2025 and 2024, respectively), and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.
NOTE 7 — GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following is a summary of goodwill by segment:

(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Total

Balance as of September 30, 2025 and December 31, 2024	$30,681	$25,279	$—	$55,960
Intangible Assets, net
Intangible assets, net consist of the following:

	Weighted average estimated useful life (in years)	Gross carrying amount		Accumulated amortization		Net book value
(in thousands)		September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024

Definite lived intangible assets:
Customer related intangible assets	9	$213,912	$213,912	$(205,440)	$(203,221)	$8,472	$10,691
Operating agreement	20	35,000	35,000	(27,417)	(26,104)	7,583	8,896
Trademarks and trade names	16	9,709	9,709	(8,106)	(7,828)	1,603	1,881

Total		$258,621	$258,621	$(240,963)	$(237,153)	$17,658	$21,468
Amortization expense for definite lived intangible assets was $3.8 million and $3.8 million for the nine months ended September 30, 2025 and 2024, respectively ($1.3 million and $1.3 million for the third quarter of 2025 and 2024, respectively). Forecasted annual definite lived intangible asset amortization expense for 2025 through 2029 is $5.1 million, $4.9 million, $4.7 million, $4.4 million and $2.1 million, respectively.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
NOTE 8 — OTHER ASSETS
Other assets consist of the following:

(in thousands)	September 30, 2025	December 31, 2024

Restricted cash	$2,858	$2,866
Surety bond collateral	—	2,000
Security deposits	337	332
Other	1,576	1,306

Total	$4,771	$6,504
NOTE 9 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable and accrued expenses consist of the following:

(in thousands)	September 30, 2025	December 31, 2024

Accounts payable	$12,756	$17,887
Accrued expenses - general	10,408	9,591
Accrued salaries and benefits	6,799	5,022
Income taxes payable	2,067	1,012

Total	$32,030	$33,512
Other current liabilities consist of the following:

(in thousands)	September 30, 2025	December 31, 2024

Operating lease liabilities	$1,131	$1,495
Revolving loan agreement	1,000	992
Other	769	751

Total	$2,900	$3,238
Revolving Loan Agreement
On June 3, 2024, in connection with the Company’s Property Renovation Services business, Altisource Solutions, Inc., an indirect subsidiary of Altisource Portfolio Solutions S.A, entered into a revolving loan agreement with a then related-party, Altisource Asset Management Corporation (“AAMC”) (the “Revolving Loan Agreement”).
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
As of September 30, 2025 and December 31, 2024, there was $1.0 million of outstanding debt under the Revolving Loan Agreement which is included in other current liabilities in the accompanying consolidated balance sheet.
NOTE 10 — LONG-TERM DEBT
Long-term debt consists of the following:

(in thousands)	September 30, 2025	December 31, 2024

Senior secured term loans	$159,450	$232,800
Super senior term loan	12,438	—
Total principal debt	171,888	232,800
Plus: Unamortized premium	23,391	—
Less: Unamortized discount	(1,807)	(1,372)
Less: Unamortized debt issuance and amendment costs	(979)	(884)
Long-term debt, net	192,493	230,544
Less: Current maturities of long-term debt	(1,225)	(230,544)
Total long-term debt	$191,268	$—
Principal payments are due as follows:

(in thousands)	Total

2025	$306
2026	1,225
2027	1,225
2028	1,225
2029	14,474
2030	153,433
Total debt	$171,888
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
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
In connection with the Debt Exchange Transaction, the Company also paid $3.6 million to advisors and others and recorded these payments as other expense in the consolidated statements of operations and comprehensive (loss) income.
The maturity date for $158.1 million of the New Facility is April 30, 2030 and the maturity date for $1.4 million of the New Facility is January 15, 2029.
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
The New Debt bears interest at rates based upon, at our option, the Secured Overnight Financing Rate (“SOFR”) or the Base Rate, as defined in the New Facility credit agreement. SOFR-based term loans bear interest at a rate per annum equal to SOFR plus 6.50% (with a 3.50% SOFR floor) payable in cash. Base Rate-based term loans bear interest at a rate per annum equal to the Base Rate plus 5.50% payable in cash. The interest rate on the SSTL from January 1, 2025 through February 19, 2025 was SOFR plus 5.00% payable in cash. The interest rate on the SSTL in 2024 was SOFR plus 5.00% payable in cash plus 3.75% payable in kind. The interest rate as of September 30, 2025 was 10.90%.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
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
Deer Park Road Management Company, LP (together with its affiliates and managed funds, “Deer Park”), a related party, owns approximately 13% and 16% of Altisource’s common stock as of September 30, 2025 and December 31, 2024, respectively, and $19.9 million and $42.1 million of Altisource debt as of September 30, 2025 and December 31, 2024, respectively. An employee of Deer Park is a member of Altisource’s Board of Directors. During the nine months ended September 30, 2025 and 2024, Deer Park received interest of $1.5 million and $1.1 million, respectively ($0.4 million and $0.4 million for the third quarter of 2025 and 2024, respectively). On April 3, 2025, Deer Park received Stakeholder Warrants to purchase 1.9 million shares of Altisource common stock for $9.5998 per share.
During the first quarter of 2025, UBS Asset Management (Americas) LLC (together with its affiliates and managed funds, “UBS”) and Benefit Street Partners L.L.C. (together with its affiliates and managed funds, “Benefit Street”) became related parties of Altisource. As of September 30, 2025, UBS owns approximately 22% of Altisource’s common stock and $63.9 million of Altisource debt. During the three and nine months ended September 30, 2025, UBS received interest of $1.3 million and $4.2 million, respectively. On April 3, 2025, UBS received Stakeholder Warrants to purchase 0.2 million shares of Altisource common stock for $9.5998 per share.
As of September 30, 2025, Benefit Street owns approximately 16% of Altisource’s common stock and $30.9 million of Altisource debt. During the three and nine months ended September 30, 2025, Benefit Street received interest of $0.6 million and $1.6 million, respectively. On April 3, 2025, Benefit Street received Stakeholder Warrants to purchase 2.2 million shares of Altisource common stock for $9.5998 per share.
For additional information on the Stakeholder Warrants, see Note 11.
As of September 30, 2025, debt issuance and amendment costs were $1.0 million, net of $9.0 million of accumulated amortization. As of December 31, 2024, debt issuance and amendment costs were $0.9 million, net of $8.5 million of accumulated amortization.
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
The payment of all amounts owing by the Borrower under the Super Senior Credit Agreement is guaranteed by the Guarantors and is secured by a lien on substantially all of the assets of Altisource and the Guarantors, subject to certain exceptions. The

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
liens securing the Super Senior Facility are senior to the liens securing the New Facility pursuant to, and as set forth in, the Super Senior Intercreditor Agreement.
The Super Senior Credit Agreement contains representations, warranties, covenants, terms and conditions customary for transactions of this type. These include covenants limiting Altisource Portfolio Solutions S.A., the Borrower and their subsidiaries, subject to certain exceptions and baskets, to (i) incur indebtedness, (ii) incur liens on its assets, (iii) agree to additional negative pledges, (iv) make Restricted Junior Payments, (v) pay dividends or distribute assets, (vi) make investments, (vii) enter into any transaction of merger or consolidation, liquidate, wind-up or dissolve, or convey any part of its business, assets or property, or acquire the business, property or assets of another person, (viii) dispose of the equity interests of any Significant Subsidiaries, (ix) enter into sale and leaseback transactions, (x) enter into certain transactions with shareholders and affiliates, (xi) engage in a line of business substantially different than existing business and businesses reasonably related, complimentary or ancillary thereto, (xii) modify the terms of certain indebtedness, (xiii) modify the terms of its organizational documents, (xiv) change its fiscal year, and (xv) enter into any transactions undertaken in connection with a Liability Management Transaction. The Super Senior Credit Agreement also requires that the Borrower maintain minimum daily liquidity of not less than the lesser of (a) $12.5 million and (b) the aggregate principal amount of Term Loans under the Super Senior Facility outstanding on such date.
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
The Super Senior Credit Facility bears interest at rates based upon, at our option, the SOFR or the Base Rate, as defined in the Super Senior Credit Agreement. SOFR-based term loans bear interest at a rate per annum equal to SOFR plus 6.50% (with a 3.50% SOFR floor) payable in cash. Base Rate-based term loans bear interest at a rate per annum equal to the Base Rate plus 5.50% payable in cash. The interest rate as of September 30, 2025 was 10.90%.
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
On February 19, 2025, Altisource entered into an agreement to terminate the $15.0 million Revolver with STS. As of December 31, 2024, the Company did not have any borrowings outstanding under the Revolver.

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
The following table summarizes the activity related to our Penny Warrant Shares:

Penny Warrant Shares
Outstanding as of December 31, 2023	201,588
Exercised	(12,105)
Outstanding as of December 31, 2024	189,483
Exercised	(189,483)
Outstanding as of September 30, 2025	—
The exercise price per share of common stock under each Penny Warrant was equal to $0.01. As of September 30, 2025, no Penny Warrant Shares remain outstanding.
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
Fifty percent of the Stakeholder Warrants will expire on April 2, 2029 and require settlement through the cash payment to the Company of the exercise price of such Stakeholder Warrant (“Cash Exercise Stakeholder Warrants”). Fifty percent of the Stakeholder Warrants will expire on April 30, 2032 and require settlement through the forfeiture of shares of common stock to the Company equal to the exercise price of such Stakeholder Warrants (“Net Settle Stakeholder Warrants”). Each Cash Exercise Stakeholder Warrant is exercisable for 0.20313 shares of our common stock (“Cash Exercise Stakeholder Warrant Shares). Each Net Settle Stakeholder Warrant is exercisable for 0.20313 shares of our common stock (“Net Settle Stakeholder Warrant Shares” and, collectively with the Cash Exercise Stakeholder Warrant Shares, the “Stakeholder Warrant Shares”). The Stakeholder Warrants became exercisable pursuant to their term on July 28, 2025. The exercise price of the Stakeholder Warrants is $1.95 per Stakeholder Warrant.
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
The Stakeholder Warrants are indexed to the common stock and are classified as equity under ASC 815 Derivatives and Hedging, resulting in a $40.5 million increase in Additional paid-in capital. The distribution of the Stakeholder Warrants are non-reciprocal pro rata distributions and are accounted for as a dividend. Because the Company has negative retained earnings,

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
the Company recorded the dividend as a $40.5 million reduction to Additional paid-in capital. Since the transaction is accounted for as both an increase and a decrease in Additional paid-in capital, the net result is zero and is not reflected in the Condensed Consolidated Statements of Equity (Deficit).
The following table summarizes outstanding Stakeholder Warrants and Stakeholder Warrant Shares issuable upon the exercise of outstanding Stakeholder Warrants following the distribution:

Cash Exercise Stakeholder Warrants	Cash Exercise Stakeholder Warrant Shares	Net Settle Stakeholder Warrants	Net Settle Stakeholder Warrant Shares	Total Stakeholder Warrants	Total Stakeholder Warrant Shares
35,230,503	7,156,372	35,230,503	7,156,372	70,461,006	14,312,744
The following table summarizes the activity related to Stakeholder Warrants:

	Cash Exercise Stakeholder Warrants	Net Settle Stakeholder Warrants

Outstanding at December 31, 2024	—	—
Granted	35,230,503	35,230,503
Exercised	(8,205)	(58,302)
Outstanding at September 30, 2025	35,222,298	35,172,201
NOTE 12 — OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following:

(in thousands)	September 30, 2025	December 31, 2024

Income tax liabilities	$3,021	$19,068
Operating lease liabilities	202	831
Deferred revenue	51	—
Other non-current liabilities	64	117

Total	$3,338	$20,016
See Note 19 for a discussion of the reduction in income tax liabilities.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
NOTE 13 — FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The following table presents the carrying amount and estimated fair value of financial instruments and certain liabilities measured at fair value as of September 30, 2025 and December 31, 2024. The following fair values are estimated using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	September 30, 2025				December 31, 2024
(in thousands)	Carrying amount	Fair value			Carrying amount	Fair value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$28,598	$28,598	$—	$—	$29,811	$29,811	$—	$—
Restricted cash	3,880	3,880	—	—	2,889	2,889	—	—

Liabilities:
Senior secured term loan	182,841	—	130,731	—	232,800	—	128,040	—
Super senior term loan	12,438	—	—	12,438	—	—	—	—
Revolving loan agreement	1,000	—	—	1,000	1,000	—	—	1,000
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
Our Super Senior Facility and Revolving Loan Agreement were measured using Level 3 inputs based on the present value of the future payments. As quoted market prices are not available and there is no trading, we believe that the contractual interest rates represent the market rate at the measurement date and therefore the fair value equals the book value.
There were no transfers between different levels during the periods presented.
Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk primarily consist of cash and cash equivalents and accounts receivable. Our policy is to deposit our cash and cash equivalents with larger, highly rated financial institutions. The Company derived 42% and 43% of its revenue from Onity for the three and nine months ended September 30, 2025, respectively (see Note 2 for additional information on Onity revenues and accounts receivable balance). The Company strives to mitigate its concentrations of credit risk with respect to accounts receivable by actively monitoring past due accounts and the economic status of larger customers, if known.
NOTE 14 — SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Common stock
On February 18, 2025, the Company’s shareholders approved an increase in the number of authorized shares from 100 million to 250 million, a decrease in the par value of the common stock from $1.00 to $0.01 and an increase in the number of shares of common stock reserved for issuance under the Equity Plan from approximately 1.5 million to approximately 2.0 million.
On February 19, 2025, the Company issued 7.3 million Debt Exchange Shares to lenders in connection with the Debt Exchange Transaction. See Note 10, Long-Term Debt. Pursuant to the terms of the Exchange Agreement, dated February 19, 2025, by and among the Borrower and Altisource Portfolio Solutions S.A., on the one hand, and the Lenders, on the other hand, with limited exceptions, the Lenders were not, among other things, permitted to sell, offer to sell, grant any option to purchase or otherwise dispose of any Debt Exchange Shares, without the prior written consent of Altisource Portfolio Solutions S.A., until September 17, 2025.
Share Repurchase Program
On May 16, 2023, our shareholders approved the renewal and amendment of the share repurchase program previously approved by our shareholders on May 15, 2018. Under the program, we are authorized to purchase up to 0.4 million shares of our

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
common stock, based on a limit of 15% of the outstanding shares of common stock on the date of approval, at a minimum price of $8.00 per share and a maximum price of $200.00 per share, until May 16, 2028. As of September 30, 2025, approximately 0.4 million shares of common stock remain available for repurchase under the program. In connection with the Share Consolidation, the Company purchased 204 shares of common stock during the nine months ended September 30, 2025. There were no other purchases of shares of common stock during the nine months ended September 30, 2025 and 2024. Under the New Facility and the Super Senior Facility, we are not permitted to repurchase shares except under limited circumstances.
Share-Based Compensation
We issue share-based awards in the form of stock options, restricted shares and restricted share units (“RSUs”) for certain employees, officers and directors. We recognized share-based compensation expense of $3.1 million and $3.9 million for the nine months ended September 30, 2025 and 2024, respectively ($1.3 million and $0.9 million for the third quarter of 2025 and 2024, respectively). As of September 30, 2025, estimated unrecognized compensation costs related to share-based awards amounted to $4.4 million, which we expect to recognize over a weighted average remaining requisite service period of approximately 1.42 years.
Stock Options
Stock option grants are composed of a combination of service-based, market-based and performance-based options.
Service-Based Options. These options generally vest over three or four years with equal annual vesting and generally expire on the earlier of ten years after the date of grant or following termination of service. A total of five thousand service-based options were outstanding as of September 30, 2025.
Market-Based Options. These option grants generally have two components, each of which vests only upon the achievement of certain criteria. The first component, which we refer to as “ordinary performance” grants, generally consists of two-thirds of the market-based grant and begins to vest if the stock price is at least double the exercise price, as long as the stock price realizes a compounded annual gain of at least 20% over the exercise price. The remaining third of the market-based options, which we refer to as “extraordinary performance” grants, generally begins to vest if the stock price is at least triple the exercise price, as long as the stock price realizes a compounded annual gain of at least 25% over the exercise price. Market-based options generally vest in three or four year installments with the first installment vesting upon the achievement of the criteria and the remaining installments vesting thereafter in equal annual installments. Market-based options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service or in the final three years of the option term, in which case vesting will generally continue in accordance with the provisions of the award agreement. A total of three thousand market-based options were outstanding as of September 30, 2025.
Performance-Based Options. These option grants generally will vest if certain specific financial measures are achieved; typically with one-fourth vesting on each anniversary of the grant date. The award of performance-based options is adjusted based on the level of achievement specified in the award agreements. If the performance criteria achieved is above threshold performance levels, participants generally have the opportunity to vest in 50% to 200% of the option grants, depending upon performance achieved. If the performance criteria achieved is below a certain threshold, the options are canceled. The options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service in which case vesting will generally continue in accordance with the provisions of the award agreement. There were 34 thousand performance-based options outstanding as of September 30, 2025.
There were no stock option grants during the nine months ended September 30, 2025 and 2024.
We determined the expected option life of all service-based stock option grants using the simplified method, determined based on the graded vesting term plus the contractual term of the options, divided by two. We use the simplified method because we believe that our historical data does not provide a reasonable basis upon which to estimate expected option life.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
The following table summarizes the grant date fair value of stock options that vested during the periods presented:

	Nine months ended September 30,
(in thousands, except per share data)	2025	2024

Weighted average grant date fair value of stock options granted per share	$—	$—
Intrinsic value of options exercised	—	—
Grant date fair value of stock options that vested	97	83
The following table summarizes the activity related to our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding as of December 31, 2024	85,008	$174.02	3.11	$—
Granted	—	—
Forfeited	(42,815)	155.65

Outstanding as of September 30, 2025	42,193	191.34	2.72	—

Exercisable as of September 30, 2025	36,894	193.20	2.66	—
Other Share-Based Awards
The Company’s other share-based and similar types of awards are comprised of restricted shares and RSUs. The restricted shares and RSUs are comprised of a combination of service-based awards, performance-based awards and performance and market-based awards.
Service-Based Awards. These awards generally vest over one-to-four-year periods. A total of 973 thousand service-based awards were outstanding as of September 30, 2025.
Performance-Based Awards. These awards generally vest if certain specific financial measures are achieved; generally one-third vests on each anniversary of the grant date or cliff-vest on the third anniversary of the grant date. The number of performance-based restricted shares and RSUs that may vest is based on the level of achievement as specified in the award agreements. If the performance criteria achieved is above certain financial performance levels and Altisource’s share performance is above certain established criteria, participants have the opportunity to vest in up to 150% of the restricted share unit award for certain awards. If the performance criteria achieved is below certain thresholds, the award is canceled. A total of 29 thousand performance-based awards were outstanding as of September 30, 2025.
Performance-Based and Market-Based Awards. These awards generally vest if certain specific financial measures are achieved and if certain specific market conditions are achieved. If the performance criteria achieved is above certain financial performance levels and Altisource’s share performance is above certain established criteria, participants have the opportunity to vest in up to 300% of the restricted share unit award for certain awards. If the performance criteria or the market criteria is below certain thresholds, the award is canceled. The Company estimates the grant date fair value of these awards using a Monte Carlo simulation model. A total of 29 thousand performance-based and market-based awards were outstanding as of September 30, 2025.
The Company granted 1.0 million RSUs (at a weighted average grant date fair value of $7.62 per share) during the nine months ended September 30, 2025. These grants included approximately 0.6 million of RSUs granted to senior management in connection with the Debt Exchange Transaction, 12 thousand performance-based awards and 12 thousand awards that include both a performance condition and a market condition. The Company granted 205 thousand RSUs (at a weighted average grant date fair value of $19.65 per share) during the nine months ended September 30, 2024. These grants included 11 thousand performance-based awards and 11 thousand awards that include both a performance condition and a market condition.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
The following table summarizes the activity related to our restricted shares and RSUs:

Number of restricted shares and restricted share units

Outstanding as of December 31, 2024	249,562
Granted	964,138
Issued	(111,697)
Forfeited/canceled	(71,055)

Outstanding as of September 30, 2025	1,030,948
NOTE 15 — REVENUE
We classify revenue in three categories: service revenue, revenue from reimbursable expenses and non-controlling interests. Service revenue consists of amounts attributable to our fee-based services. Reimbursable expenses and non-controlling interests are pass-through items for which we earn no margin. Reimbursable expenses consist of amounts we incur on behalf of our customers in performing our fee-based services that we pass directly on to our customers without a markup. Non-controlling interests represent the earnings of Lenders One, a consolidated entity that is a mortgage cooperative managed, but not owned, by Altisource. Lenders One’s earnings are included in revenue and reduced from net (loss) income to arrive at net (loss) income attributable to Altisource (see Note 1). Our services are provided to customers located in the United States. The components of revenue were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024

Service revenue	$39,666	$38,150	$121,348	$111,904
Reimbursable expenses	2,171	2,321	7,067	7,081
Non-controlling interests	71	60	220	136

Total	$41,908	$40,531	$128,635	$119,121

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Disaggregation of Revenue
Disaggregation of total revenue by segment and major source was as follows:

	Three months ended September 30, 2025			Three months ended September 30, 2024
(in thousands)	Servicer and Real Estate	Origination	Total revenue	Servicer and Real Estate	Origination	Total revenue

Revenue recognized when services are performed or assets are sold	$28,877	$8,398	$37,275	$27,467	$7,654	$35,121
Revenue related to technology platforms and professional services	2,298	164	2,462	2,922	167	3,089
Reimbursable expenses revenue	2,067	104	2,171	2,160	161	2,321
Total revenue	$33,242	$8,666	$41,908	$32,549	$7,982	$40,531

	Nine months ended September 30, 2025			Nine months ended September 30, 2024
(in thousands)	Servicer and Real Estate	Origination	Total revenue	Servicer and Real Estate	Origination	Total revenue

Revenue recognized when services are performed or assets are sold	$89,006	$25,035	$114,041	$80,358	$23,064	$103,422
Revenue related to technology platforms and professional services	6,986	541	7,527	8,137	481	8,618
Reimbursable expenses revenue	6,605	462	7,067	6,680	401	7,081
Total revenue	$102,597	$26,038	$128,635	$95,175	$23,946	$119,121

Disaggregation of service revenue by the timing of revenue recognition was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024

Over-time revenue recognition	$8,773	$8,026	$29,016	$20,794
Point-in-time revenue recognition	30,893	30,124	92,332	91,110

Total service revenue	$39,666	$38,150	$121,348	$111,904
The timing of revenue recognition, billings, and cash collections results in billed and unbilled accounts receivable (presented as accounts receivable on our condensed consolidated balance sheets), and customer advances (presented as deferred revenue on our condensed consolidated balance sheets), where applicable.
The over-time revenue recognition model consists primarily of the following services for which revenue is recognized over the period during which services are provided:
•For foreclosure trustee services, revenue is recognized as work progresses, in accordance with agreed upon milestones with full recognition upon completion and/or recording the related foreclosure deed
•For software-as-a-service (“SaaS”) based technology to manage REO, we recognize revenue over the estimated average number of months the REO properties are on the platform before they are sold
•For vendor management transactions, revenue is recognized over the period during which services are provided
•For fund disbursement services, we recognize revenue over the period during which we perform the processing services with full recognition upon completion of the disbursements
•For residential real estate renovation services, we recognize revenue over time as work is completed, measured by the percentage of work performed relative to the total project. Field inspections by qualified professionals form a fundamental part of the Company’s assessment, measure and documentation of work completed on real estate renovations. As of September 30, 2025, the value of unfulfilled renovation orders amounted to $3.7 million, with the majority of this backlog expected to be completed and recognized as revenue within the fourth quarter of 2025 and the remainder anticipated to be completed in the first quarter of 2026
•We recognize membership fees from Lender One members ratably over the term of membership
•For vendor management oversight SaaS, we recognize revenue over the period during which we perform the services.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Transactions with Related Parties
John G. Aldridge, Jr., the Managing Partner of Aldridge Pite LLP (“Aldridge Pite”), is a member of the Board of Directors of Altisource. Aldridge Pite provides eviction and other real estate related services to the Company and pays for the use of certain of the Company’s technology in connection with providing these services. The Company recognized service revenue of $0.1 million and less than $0.1 million for the nine months ended September 30, 2025 and 2024, respectively (less than $0.1 million and less than $0.1 million for the third quarter of 2025 and 2024, respectively), relating to services provided to Aldridge Pite.
Contract Balances
Our contract assets consist of unbilled accounts receivable (see Note 3). Our contract liabilities consist of current deferred revenue and other non-current liabilities as reported on the accompanying condensed consolidated balance sheets. The deferred revenue opening and closing balances were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024

Deferred revenue, beginning balance	$3,457	$3,647	$3,979	$3,204
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(663)	(705)	(3,582)	(3,167)
Increase due to billing, excluding amounts recognized as revenue during the period	759	827	3,156	3,732
Deferred revenue, ending balance	$3,553	$3,769	$3,553	$3,769
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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024

Outside fees and services	$17,261	$15,534	$51,757	$44,301
Compensation and benefits	8,112	7,457	22,971	21,913
Technology and telecommunications	2,945	3,026	8,830	8,256
Reimbursable expenses	2,171	2,321	7,067	7,081
Depreciation and amortization	72	123	311	479

Total	$30,561	$28,461	$90,936	$82,030
Transactions with Related Parties
The Company recognized cost of revenue of $0.8 million and $0.7 million for the nine months ended September 30, 2025 and 2024, respectively ($0.3 million and $0.3 million for the third quarter of 2025 and 2024, respectively), relating to services received from Aldridge Pite. As of September 30, 2025, the Company had no amounts payable to Aldridge Pite.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024

Compensation and benefits	$5,206	$4,413	$15,111	$14,765
Professional services	1,581	2,547	4,009	7,160
Amortization of intangible assets	1,270	1,270	3,810	3,810
Occupancy related costs	875	801	2,541	2,776
Marketing costs	593	489	1,719	1,536
Depreciation and amortization	8	99	132	315
Other	1,293	1,346	3,380	4,089

Total	$10,826	$10,965	$30,702	$34,451
NOTE 18 — OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024

Interest income (expense)	$243	$319	$634	$748
Other, net	133	43	(71)	1,395

Total	$376	$362	$563	$2,143
NOTE 19 — INCOME TAXES
We recognized an income tax benefit (provision) of $15.1 million and $(2.2) million for the nine months ended September 30, 2025 and 2024, respectively ($0.7 million and $(0.8) million for the third quarter of 2025 and 2024, respectively). The income tax benefit for the nine months ended September 30, 2025 was driven primarily by the reversal of liabilities for uncertain tax positions. The income tax (provision) benefit for the three and nine months ended September 30, 2025 was also driven by income tax expense on transfer pricing income from India and the United States and no tax benefit on the pretax loss from our Luxembourg operating company.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
The income tax (provision) benefit consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Current:
Foreign - U.S. federal	$(138)	$51	$(660)	$(53)
Foreign - U.S. state	(25)	196	(97)	164
Foreign - non-U.S.	(476)	(998)	15,917	(2,272)

	$(639)	$(751)	$15,160	$(2,161)
Deferred:
Domestic	$(21)	$(58)	$(91)	$(76)
Foreign - U.S. state	—	—	—	—
Foreign - non-U.S.	—	—	—	—

	$(21)	$(58)	$(91)	$(76)

Income tax (provision) benefit	$(660)	$(809)	$15,069	$(2,237)
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
During the second quarter of 2025, Management concluded that certain of its India tax positions for several years were more likely than not to be sustained based on second quarter developments (including, among other reasons, a net refund received of $1.3 million). As a result, the Company recognized a $9.6 million reversal of its reserve for uncertain tax positions related to India and a $9.0 million reversal of related accrued interest.
The effective tax rate differs from the Luxembourg statutory tax rate due to tax rate differences on foreign earnings, increases in uncertain tax positions, state taxes, a decrease in unrecognized tax benefits, tax exempt income primarily from the sale of Pointillist and a valuation allowance against deferred tax assets the Company believes it is more likely than not will not be realized.
The following table summarizes changes in unrecognized tax benefits:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Amount of unrecognized tax benefit as of the beginning of the period	$2,108	$10,183	$10,240	$9,208
Decreases as a result of tax positions taken in a prior period	—	(193)	(8,012)	—
Increases as a result of tax positions taken in a prior period	431	260	—	767
Decreases as a result of tax positions taken in the current period	(135)	—	—	—
Increases as a result of tax positions taken in the current period	—	54	176	329

Amount of unrecognized tax benefit as of the end of the period	$2,404	$10,304	$2,404	$10,304

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
The following table reconciles the Luxembourg statutory tax rate to our effective tax rate:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Statutory tax rate	24.94%	24.94%	24.94%	24.94%
Change in valuation allowance	(67.29)	(23.68)	(49.07)	(26.46)
State tax expense	(1.52)	0.82	(1.06)	0.38
Uncertain tax positions	(13.63)	(7.25)	275.29	(5.39)
Tax rate differences on foreign earnings	2.89	(1.13)	2.27	(0.47)
Tax exempt income	—	—	—	0.21
Other	14.94	(3.23)	(1.50)	(2.34)

Effective tax rate	(39.67)%	(9.53)%	250.87%	(9.13)%
The total amount of unrecognized tax benefits including interest and penalties that, if recognized, would affect the effective tax rate is $3.5 million and $19.2 million as of September 30, 2025 and December 31, 2024, respectively. The Company recognizes interest, if any, related to unrecognized tax benefits as a component of income tax expense. As of September 30, 2025 and 2024, the Company had recorded accrued interest and penalties related to unrecognized tax benefits of $1.1 million and $9.1 million, respectively.
NOTE 20 — EARNINGS (LOSS) PER SHARE
Basic (loss) earnings per share is computed by dividing net (loss) income available to common shareholders by the weighted average number of common shares outstanding for the period. For the three and nine months ended September 30, 2025, diluted earnings per share reflects the assumed conversion of all dilutive securities using the treasury stock method. For three and nine months ended September 30, 2025, diluted net (loss) earnings per share excludes all dilutive securities because their impact would be anti-dilutive, as described below. Basic and diluted (loss) earnings per share has been retroactively adjusted for all prior periods presented to reflect the effects of the Share Consolidation.
Basic and diluted (loss) earnings per share are calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024

Net (loss) income attributable to Altisource	$(2,396)	$(9,362)	$8,842	$(26,867)

Weighted average common shares outstanding, basic	10,988	3,584	9,755	3,559

Weighted average common shares outstanding, diluted	10,988	3,584	10,890	3,559

(Loss) earnings per share:
Basic	$(0.22)	$(2.61)	$0.91	$(7.55)
Diluted	$(0.22)	$(2.61)	$0.81	$(7.55)
For the nine months ended September 30, 2025 and 2024, 0.1 million and 0.3 million, respectively (3.0 million and 0.2 million for the third quarter of 2025 and 2024, respectively), stock options, warrants, restricted shares and RSUs were excluded from the computation of (loss) earnings per share, as a result of the following:
•For the nine months ended September 30, 2024, 0.1 million (2.9 million and 0.1 million for the third quarter of 2025 and 2024, respectively) (no comparative amount for the nine months ended September 30, 2025), stock options, warrants, restricted shares and RSUs were anti-dilutive and have been excluded from the computation of diluted (loss) earnings per share because the Company incurred a net loss
•For the nine months ended September 30, 2025 and 2024, less than 0.1 million and 0.1 million, respectively (less than 0.1 million for the third quarter of 2025 and 2024), stock options were anti-dilutive and have been excluded from the computation of diluted (loss) earnings per share because their exercise price was greater than the average market price of our common stock

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
•For the nine months ended September 30, 2025 and 2024, 0.1 million and 0.1 million, respectively (0.1 million and 0.1 million for the third quarter of 2025 and 2024, respectively), stock options, restricted shares and RSUs, which begin to vest upon the achievement of certain market criteria related to our common stock price, performance criteria and a total shareholder return compared to the market benchmark, have been excluded from the computation of diluted (loss) earnings per share because the achievement levels have not yet been met
NOTE 21 — COMMITMENTS, CONTINGENCIES AND REGULATORY MATTERS
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
National Fair Housing Alliance v. Altisource Solutions, Inc., et al.
On or about February 1, 2018, the National Fair Housing Alliance (“NFHA”) and eighteen regional housing groups filed a civil complaint, subsequently amended, against Altisource Solutions, Inc., a wholly owned subsidiary of the Company, Deutsche Bank National Trust, as Trustee, Deutsche Bank Trust Company Americas, as Trustee, and Ocwen Loan Servicing, LLC, n/k/a Onity Group, Inc. in the United States District Court for the Northern District of Illinois. The complaint alleges violations of the federal Fair Housing Act in connection with the maintenance and marketing of certain real estate owned properties. Plaintiffs seek monetary damages, including attorneys’ fees. Trial is currently scheduled to begin in February 2026, although the schedule could change.
The Company believes it has meritorious defenses and intends to defend itself vigorously in this matter. While it is too early to predict the outcome of the proceedings or whether an adverse result would have a material impact on our operations or financial position, an adverse outcome could result in a material damages award. At this time, the Company cannot reasonably estimate the potential loss or range of loss, if any, associated with this matter.
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
Onity Related Matters
As discussed in Note 2, during the three and nine months ended September 30, 2025, Onity was our largest customer, accounting for 42% and 43% of our total revenue, respectively. Additionally, 5% of our revenue for the nine months ended September 30, 2025 (4% of our revenue for the third quarter of 2025) was earned on the loan portfolios serviced by Onity, when a party other than Onity or the MSRs owner selected Altisource as the service provider.
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
Onity has disclosed that Rithm is one of its largest servicing clients. As of June 30, 2025, Onity reported that approximately 11% of loans serviced and subserviced by Onity (measured in UPB) and approximately 59% of all delinquent loans that Onity services were related to Rithm MSRs or rights to MSRs.
The existence or outcome of Onity regulatory matters or the termination of Onity’s sub-servicing agreements with Rithm, or other significant Onity clients may have significant adverse effects on Onity’s business. For example, Onity may be required to

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
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
Leases
We lease certain premises and equipment, primarily consisting of office space. Certain of our leases include options to renew at our discretion or terminate leases early, and these options are considered in our determination of the expected lease term. Certain of our lease agreements include rental payments adjusted periodically for inflation. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. We sublease certain office space to third parties. Sublease income was $0.2 million and $0.5 million for the nine months ended September 30, 2025 and 2024, respectively (less than $0.1 million and $0.2 million for the third quarter of 2025 and 2024, respectively). The amortization periods of right-of-use assets are generally limited by the expected lease term. Our leases generally have expected lease terms at adoption of one to six years.
Information about our lease terms and our discount rate assumption were as follows as of September 30:

	2025	2024

Weighted average remaining lease term (in years)	1.41	2.07
Weighted average discount rate	8.17%	7.77%
Our lease activity during the periods was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024

Operating lease costs:
Selling, general and administrative expense	$400	$407	$1,194	$1,350

Cash used in operating activities for amounts included in the measurement of lease liabilities	$418	$430	$1,237	$1,396
Short-term (twelve months or less) lease costs	23	12	71	33

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Maturities of our lease liabilities as of September 30, 2025 are as follows:

(in thousands)	Operating lease obligations

2025	$392
2026	805
2027	109
2028	104
2029	52
Total lease payments	1,462
Less: interest	(129)

Present value of lease liabilities	$1,333
Escrow and Other Balances
We hold customers’ assets in escrow and other accounts at various financial institutions pending completion of certain real estate activities. These amounts are held in escrow and other accounts for limited periods of time and are not included in the accompanying condensed consolidated balance sheets. Amounts held in escrow and other accounts were $52.5 million and $27.1 million as of September 30, 2025 and December 31, 2024, respectively.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Financial Information
Financial information for our segments is as follows:

	Three months ended September 30, 2025
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$33,242	$8,666	$—	$41,908
Cost of revenue	21,977	6,984	1,600	30,561
Gross profit (loss)	11,265	1,682	(1,600)	11,347
Selling, general and administrative expenses	2,344	2,040	6,442	10,826
Income (loss) from operations	8,921	(358)	(8,042)	521

Other income (expense), net:
Interest income (expense)	(30)	—	(2,338)	(2,368)
Debt amendment costs	—	—	(194)	(194)
Other, net[1]	83	—	293	376
Total other income (expense), net	53	—	(2,239)	(2,186)

Income (loss) before income taxes and non-controlling interests	$8,974	$(358)	$(10,281)	$(1,665)
____________________________________________________
1.Corporate and Others other income primarily include other non-operating gains and losses.

	Three months ended September 30, 2024
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$32,549	$7,982	$—	$40,531
Cost of revenue	20,509	6,312	1,640	28,461
Gross profit (loss)	12,040	1,670	(1,640)	12,070
Selling, general and administrative expenses	3,194	1,325	6,446	10,965
Income (loss) from operations	8,846	345	(8,086)	1,105

Other income (expense), net:
Interest income (expense)	(12)	—	(9,948)	(9,960)
Other, net[1]	74	—	288	362
Total other income (expense), net	62	—	(9,660)	(9,598)

Income (loss) before income taxes and non-controlling interests	$8,908	$345	$(17,746)	$(8,493)
____________________________________________________
1.Corporate and Others other income primarily include other non-operating gains and losses.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

	Nine months ended September 30, 2025
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$102,597	$26,038	$—	$128,635
Cost of revenue	65,724	20,453	4,759	90,936
Gross profit (loss)	36,873	5,585	(4,759)	37,699
Selling, general and administrative expenses	5,707	5,463	19,532	30,702
Income (loss) from operations	31,166	122	(24,291)	6,997

Other income (expense), net:
Interest income (expense)	(97)	—	(9,824)	(9,921)
Debt amendment costs	—	—	(3,646)	(3,646)
Other, net[1]	105	—	458	563
Total other income (expense), net	8	—	(13,012)	(13,004)

Income (loss) before income taxes and non-controlling interests	$31,174	$122	$(37,303)	$(6,007)
____________________________________________________
1.Corporate and Others other income primarily include other non-operating gains and losses.

	Nine months ended September 30, 2024
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$95,175	$23,946	$—	$119,121
Cost of revenue	58,357	18,801	4,872	82,030
Gross profit (loss)	36,818	5,145	(4,872)	37,091
Selling, general and administrative expenses	8,687	5,030	20,734	34,451
Income (loss) from operations	28,131	115	(25,606)	2,640

Other income (expense), net:
Interest income (expense)	(13)	—	(29,264)	(29,277)
Other, net[1]	74	—	2,069	2,143
Total other income (expense), net	61	—	(27,195)	(27,134)

Income (loss) before income taxes and non-controlling interests	$28,192	$115	$(52,801)	$(24,494)
_________________________________________________
1.Corporate and Others other income primarily include other non-operating gains and losses.
Total Assets
Total assets for our segments are as follows:

(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Total assets:
September 30, 2025	$58,652	$46,280	$34,978	$139,910
December 31, 2024	58,000	47,251	38,355	143,606

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
•assumptions about our ability to grow our business, execute our strategic initiatives and improve margins;
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
Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the risks discussed in the Risk Factors section of our Form 10-K for the year ended December 31, 2024, as supplemented or amended by the Risk Factors set forth in our subsequent Form 10-Q filings, including this Form 10-Q, such as:
•a reduction in the level of residential mortgage delinquencies, foreclosure initiations and foreclosure sales could negatively affect demand for some of our services;
•our ability to retain Onity Group Inc. (together with its subsidiaries, “Onity”) (formerly Ocwen Financial Corporation, or “Ocwen”) as a customer or our ability to receive the anticipated volume of referrals from Onity;
•the impact of the expiration of the Rithm Brokerage Agreement in August 2025 and our ability to mitigate its impact;
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
•a reduction in the level of origination volume;
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

We classify revenue in three categories: service revenue, revenue from reimbursable expenses and non-controlling interests. In evaluating our performance, we focus on service revenue. Service revenue consists of amounts attributable to our fee-based services. Reimbursable expenses and non-controlling interests are pass-through items for which we earn no margin. Reimbursable expenses consist of amounts we incur on behalf of our customers in performing our fee-based services that we pass directly on to our customers without a markup. Non-controlling interests represent the earnings of Lenders One. Lenders One is a mortgage cooperative managed, but not owned, by Altisource. Lenders One’s earnings are included in revenue and reduced from net (loss) income to arrive at net (loss) income attributable to Altisource.
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
Default Related Mortgage Market
Serious delinquency rates, foreclosure initiations and foreclosure sales are low relative to historical levels but have been increasing for the nine months ended September 30, 2025 relative to the same period in 2024. Additionally, foreclosure initiations and sales as a percentage of seriously delinquent loans for 2020 through 2025 are significantly lower than prior years. During 2020 and 2021, these percentages were significantly impacted by COVID-19 borrower relief measures, including foreclosure moratoriums and forbearance programs. These measures largely expired at the end of 2021. Beginning in 2022, we believe these percentages were impacted by servicer practices, home price appreciation, the interest rate environment, housing supply, the general state of the economy, and other factors. In 2021 and 2022, a low interest environment drove a high volume of refinance transactions and home prices appreciated significantly. Although interest rates began to increase in 2022, home prices remained high. With greater home equity from home price appreciation, we believe troubled borrowers have more options to avoid foreclosure. Foreclosure initiations and sales increased during the nine months ended September 30, 2025 compared to the same period in 2024. However, both measures remain below pre-pandemic levels.
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
During 2024 and the nine months ended September 30, 2025, to address the close to historically low delinquency rates, we worked to (1) reduce our cost structure, (2) maintain the infrastructure to deliver default related services for our customer base and support the anticipated increase in demand should delinquency rates, foreclosure initiations and/or foreclosure sales rise, (3) launch a residential renovation business to renovate single family homes and launch a commercial real estate auction business on Hubzu, our online auction platform, and (4) launch new solutions and increase customer adoption of our existing solutions to accelerate the growth of our Origination segment.
Share Repurchase Program
On May 16, 2023, our shareholders approved the renewal and amendment of the share repurchase program previously approved by our shareholders on May 15, 2018. Under the program, we are authorized to purchase up to 0.4 million shares of our common stock, based on a limit of 15% of the outstanding shares of common stock on the date of approval, at a minimum price of $8.00 per share and a maximum price of $200.00 per share, until May 16, 2028. As of September 30, 2025, approximately 0.4 million shares of common stock remain available for repurchase under the program. In connection with the Share Consolidation, the Company purchased 204 shares of common stock during the nine months ended September 30, 2025. There were no other purchases of shares of common stock during the nine months ended September 30, 2025 and 2024. Under the new first lien loan facility (the “New Facility”) and the super senior credit facility (the “Super Senior Facility”), we are not permitted to repurchase shares except for limited circumstances.
Onity Related Matters
During the three and nine months ended September 30, 2025, Onity was our largest customer, accounting for 42% and 43% of our total revenue, respectively. Additionally, 5% of our revenue for the nine months ended September 30, 2025 (4% of our revenue for the third quarter of 2025) was earned on the loan portfolios serviced by Onity, when a party other than Onity or the mortgage servicing rights (“MSRs”) owner selected Altisource as the service provider.
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
Onity has disclosed that Rithm is one of its largest servicing clients. As of June 30, 2025, Onity reported that approximately 11% of loans serviced and subserviced by Onity (measured in UPB) and approximately 59% of all delinquent loans that Onity services were related to Rithm MSRs or rights to MSRs.
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
Factors Affecting Comparability
The following items impact the comparability of our results:
•Industrywide foreclosure initiations were 19% higher for the eight months ended August 31, 2025 compared to the same period in 2024 (and 21% lower than the same pre-COVID-19 period in 2019)
•Industrywide foreclosure sales were 10% higher for the eight months ended August 31, 2025 compared to the same period in 2024 (and 49% lower than the same pre-COVID-19 period in 2019)
•Industrywide mortgage origination volume increased by 17% for the nine months ended September 30, 2025 compared to the same period in 2024, comprised of a 4% decline in purchase origination and a 103% increase in refinancing origination
•On February 19, 2025, Altisource Portfolio Solutions S.A. and Altisource S.à r.l. (the “Borrower”) entered into agreements with 100% of the lenders under the SSTL (the “Lenders”). Under these agreements, the Lenders exchanged the senior secured term loans (“SSTL”) with an outstanding balance of $232.8 million for a $160.0 million New Facility and 7.3 million shares of common stock (the “Debt Exchange Shares”) (collectively, the “Debt Exchange Transaction”). The New Facility is comprised of a $110.0 million interest-bearing loan (the “New Debt”) and a $50.0 million non-interest-bearing exit fee. In connection with the Debt Exchange Transaction, the Company expensed $3.6 million relating to fees paid to advisors and others
•The weighted average interest rate on the Company’s long-term debt was 12.35% for the nine months ended September 30, 2025 compared to 14.18% for the same period in 2024
•The Company recognized an income tax benefit (provision) of $15.1 million and $(2.2) million for the nine months ended September 30, 2025 and 2024, respectively ($(0.7) million and $(0.8) million for the third quarter of 2025 and 2024, respectively). The income tax benefit for the nine months ended September 30, 2025 was driven primarily by the reversal of liabilities for uncertain tax positions. The income tax (provision) benefit for the three and nine months ended September 30, 2025 was also driven by income tax expense on transfer pricing income from India and the United States and no tax benefit on the pretax loss from our Luxembourg operating company. For further information, see Note 19.

CONSOLIDATED RESULTS OF OPERATIONS
Summary Results
The following is a discussion of our consolidated results of operations for the periods indicated. For a more detailed discussion of the factors that affected the results of our business segments in these periods, see “Segment Results of Operations” below.
The following table sets forth information on our consolidated results of operations:

	Three months ended September 30,			Nine months ended September 30,
(in thousands, except per share data)	2025	2024	% Increase (decrease)	2025	2024	% Increase (decrease)

Service revenue:
Servicer and Real Estate	$31,175	$30,389	3	$95,992	$88,495	8
Origination	8,491	7,761	9	25,356	23,409	8
Total service revenue	39,666	38,150	4	121,348	111,904	8
Reimbursable expenses	2,171	2,321	(6)	7,067	7,081	—
Non-controlling interests	71	60	18	220	136	62
Total revenue	41,908	40,531	3	128,635	119,121	8
Cost of revenue	30,561	28,461	7	90,936	82,030	11
Gross profit	11,347	12,070	(6)	37,699	37,091	2
Selling, general and administrative expenses	10,826	10,965	(1)	30,702	34,451	(11)
Income from operations	521	1,105	(53)	6,997	2,640	165
Other income (expense), net:
Interest expense	(2,368)	(9,960)	(76)	(9,921)	(29,277)	(66)
Debt exchange transaction expenses	(194)	—	N/M	(3,646)	—	N/M
Other income (expense), net	376	362	4	563	2,143	(74)
Total other income (expense), net	(2,186)	(9,598)	(77)	(13,004)	(27,134)	(52)

Loss before income taxes and non-controlling interests	(1,665)	(8,493)	80	(6,007)	(24,494)	75
Income tax (provision) benefit	(660)	(809)	18	15,069	(2,237)	N/M

Net (loss) income	(2,325)	(9,302)	75	9,062	(26,731)	134
Net income attributable to non-controlling interests	(71)	(60)	(18)	(220)	(136)	(62)

Net (loss) income attributable to Altisource	$(2,396)	$(9,362)	74	$8,842	$(26,867)	133

Margins:
Gross profit / service revenue	29%	32%		31%	33%
Income from operations / service revenue	1%	3%		6%	2%

(Loss) earnings per share:
Basic	$(0.22)	$(2.61)	92	$0.91	$(7.55)	112
Diluted	$(0.22)	$(2.61)	92	$0.81	$(7.55)	111

Weighted average shares outstanding:
Basic	10,988	3,584	207	9,755	3,559	174
Diluted	10,988	3,584	207	10,890	3,559	206
_____________________________________
N/M — not meaningful.

Revenue
We recognized service revenue of $121.3 million for the nine months ended September 30, 2025, an 8% increase compared to the nine months ended September 30, 2024 ($39.7 million for the third quarter of 2025, a 4% increase compared to the third quarter of 2024). The increase in service revenue for the three and nine months ended September 30, 2025 was primarily driven by higher revenue in both segments. Revenue was higher in the Servicer and Real Estate segment from growth in our Property Renovation Services, Foreclosure Trustee, Granite and Field Services businesses in the Solutions business, partially offset by fewer home sales in the Marketplace business and lower professional services revenue in the Equator business within the Technology and SaaS products. Revenue was higher in the Origination segment from growth in reseller products in the Lenders One business and, for the nine months ended September 30, 2025, higher volumes in the loan fulfillment services business within the Solutions business.
We recognized reimbursable expenses revenue of $7.1 million for the nine months ended September 30, 2025, a less than 1% decrease compared to the nine months ended September 30, 2024 ($2.2 million for the third quarter of 2025, a 6% decrease compared to the third quarter of 2024). The decrease in reimbursable expenses for the three and nine months ended September 30, 2025 was primarily driven by fewer asset resolution and asset management activities in the Marketplace business and a decrease in property preservation services in our Field Services business in the Servicer and Real Estate Solutions business partially offset by growth in the Foreclosure Trustee business in the Solutions business within the Servicer and Real Estate segment. For the nine months ended September 30, 2025, the decrease in reimbursable expenses was also from lower REO title related expenses in our Title business in the Solutions business.
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
Cost of revenue consists of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2025	2024	% Increase (decrease)	2025	2024	% Increase (decrease)

Outside fees and services	$17,261	$15,534	11	$51,757	$44,301	17
Compensation and benefits	8,112	7,457	9	22,971	21,913	5
Technology and telecommunications	2,945	3,026	(3)	8,830	8,256	7
Reimbursable expenses	2,171	2,321	(6)	7,067	7,081	—
Depreciation and amortization	72	123	(41)	311	479	(35)

Cost of revenue	$30,561	$28,461	7	$90,936	$82,030	11
We recognized cost of revenue of $90.9 million for the nine months ended September 30, 2025, an 11% increase compared to the nine months ended September 30, 2024 ($30.6 million for the third quarter of 2025, a 7% increase compared to the third quarter of 2024). Outside fees and services for the three and nine months ended September 30, 2025 increased primarily from service revenue growth in the Property Renovations Services, Foreclosure Trustee and Field Services businesses within the Servicer and Real Estate segment and service revenue growth in the Lenders One business in the Origination segment. Compensation and benefits for the three and nine months ended September 30, 2025 increased primarily due to growth in the Property Renovation Services business and higher annual incentive compensation accruals. Technology and telecommunications for the nine months ended September 30, 2025 increased primarily from a benefit recognized in 2024. Depreciation and amortization was lower for the three and nine months ended September 30, 2025 from the completion of the depreciation periods of certain premises and equipment with only modest additions. In addition, changes in reimbursable expenses for the three and nine months ended September 30, 2024 are consistent with the changes in reimbursable expenses revenue discussed in the revenue section above.

Gross profit increased to $37.7 million, representing 31% of service revenue, for the nine months ended September 30, 2025 compared to $37.1 million, representing 33% of service revenue, for the nine months ended September 30, 2024 (decreased to $11.3 million, representing 29% of service revenue, for the third quarter of 2025, compared to $12.1 million, representing 32% of service revenue, for the third quarter of 2024). Gross profit as a percentage of service revenue for the nine months ended September 30, 2025 decreased compared to the three and nine months ended September 30, 2024 primarily due to a change in revenue mix from greater growth in the lower margin Property Renovations Services business and Lenders One businesses than in the higher margin Foreclosure Trustee business and Hubzu business. Our margins can vary substantially depending upon the service revenue mix.
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
SG&A expenses consist of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2025	2024	% Increase (decrease)	2025	2024	% Increase (decrease)

Compensation and benefits	$5,206	$4,413	18	$15,111	$14,765	2
Professional services	1,581	2,547	(38)	4,009	7,160	(44)
Amortization of intangible assets	1,270	1,270	—	3,810	3,810	—
Occupancy related costs	875	801	9	2,541	2,776	(8)
Marketing costs	593	489	21	1,719	1,536	12
Depreciation and amortization	8	99	(92)	132	315	(58)
Other	1,293	1,346	(4)	3,380	4,089	(17)

Selling, general and administrative expenses	$10,826	$10,965	(1)	$30,702	$34,451	(11)
SG&A expenses for the nine months ended September 30, 2025 of $30.7 million decreased by 11% compared to the nine months ended September 30, 2024 ($10.8 million for the third quarter of 2025, a 1% decrease compared to the third quarter of 2024). The decrease in SG&A for the three and nine months ended September 30, 2025 was primarily driven by lower professional services and other SG&A expenses, partially offset by higher compensation and benefits. Professional services for the three and nine months ended September 30, 2025 decreased primarily due to lower costs related to legacy indemnification accruals. Other SG&A expenses for the three and nine months ended September 30, 2025 decreased primarily due to lower bad debt expense. Compensation and benefits for the nine months ended September 30, 2025 increased primarily from higher annual incentive compensation accruals, partially offset by lower share based compensation. Compensation and benefits for the three months ended September 30, 2025 increased from higher annual incentive compensation accruals and higher share based compensation.
Income from operations
Income from operations for the nine months ended September 30, 2025 was $7.0 million, representing 6% of service revenue, compared to $2.6 million, representing 2% of service revenue, for the nine months ended September 30, 2024 (decreased to $0.5 million, representing 1% of service revenue, for the third quarter of 2025, compared to $1.1 million representing 3% of service revenue for the third quarter of 2024). Income from operations as a percentage of service revenue improved for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily as a result of lower SG&A expenses as a percentage of service revenue, partially offset by lower gross profit margins. Income from operations as a percentage of service revenue decreased for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily from lower gross profit margins.
Other Income (Expense), net
Other income (expense), net principally includes interest expense and other non-operating gains and losses.
Other income (expense), net was $(13.0) million for the nine months ended September 30, 2025 compared to $(27.1) million for the nine months ended September 30, 2024 ($(2.2) million for the third quarter of 2025 and $(9.6) million for the third quarter of 2024). The change for the three and nine months ended September 30, 2025 was primarily driven by lower interest expense, partially offset by higher debt exchange transaction expenses. The lower interest expense was driven by the decrease in outstanding debt and a lower interest rate from the February 19, 2025 Debt Exchange Transaction.
Income Tax Provision
We recognized an income tax benefit (provision) of $15.1 million and $(2.2) million for the nine months ended September 30, 2025 and 2024, respectively ($(0.7) million and $(0.8) million for the third quarter of 2025 and 2024, respectively). The income tax (provision) benefit for the nine months ended September 30, 2025 was driven primarily by the reversal of liabilities for uncertain tax positions. The income tax (provision) benefit for the three and nine months ended September 30, 2025 was also driven by income tax expense on transfer pricing income from India and the United States and no tax benefit on the pretax loss from our Luxembourg operating company. For further information, see Note 19.

SEGMENT RESULTS OF OPERATIONS
The following section provides a discussion of pretax results of operations of our business segments. Transactions between segments are accounted for as third party arrangements for purposes of presenting segment results of operations.
Financial information for our segments was as follows:

	Three months ended September 30, 2025
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$31,175	$8,491	$—	$39,666
Reimbursable expenses	2,067	104	—	2,171
Non-controlling interests	—	71	—	71
	33,242	8,666	—	41,908
Cost of revenue	21,977	6,984	1,600	30,561
Gross profit (loss)	11,265	1,682	(1,600)	11,347
Selling, general and administrative expenses	2,344	2,040	6,442	10,826
Income (loss) from operations	8,921	(358)	(8,042)	521
Total other income (expense), net	53	—	(2,239)	(2,186)

Income (loss) before income taxes and non-controlling interests	$8,974	$(358)	$(10,281)	$(1,665)

Margins:
Gross profit (loss) / service revenue	36%	20%	N/M	29%
Income (loss) from operations / service revenue	29%	(4)%	N/M	1%
_____________________________________
N/M — not meaningful.

	Three months ended September 30, 2024
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$30,389	$7,761	$—	$38,150
Reimbursable expenses	2,160	161	—	2,321
Non-controlling interests	—	60	—	60
	32,549	7,982	—	40,531
Cost of revenue	20,509	6,312	1,640	28,461
Gross profit (loss)	12,040	1,670	(1,640)	12,070
Selling, general and administrative expenses	3,194	1,325	6,446	10,965
Income (loss) from operations	8,846	345	(8,086)	1,105
Total other income (expense), net	62	—	(9,660)	(9,598)

Income (loss) before income taxes and non-controlling interests	$8,908	$345	$(17,746)	$(8,493)

Margins:
Gross profit (loss) / service revenue	40%	22%	N/M	32%
Income (loss) from operations / service revenue	29%	4%	N/M	3%
_____________________________________
N/M — not meaningful.

	Nine months ended September 30, 2025
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$95,992	$25,356	$—	$121,348
Reimbursable expenses	6,605	462	—	7,067
Non-controlling interests	—	220	—	220
	102,597	26,038	—	128,635
Cost of revenue	65,724	20,453	4,759	90,936
Gross profit (loss)	36,873	5,585	(4,759)	37,699
Selling, general and administrative expenses	5,707	5,463	19,532	30,702
Income (loss) from operations	31,166	122	(24,291)	6,997
Total other income (expense), net	8	—	(13,012)	(13,004)

Income (loss) before income taxes and non-controlling interests	$31,174	$122	$(37,303)	$(6,007)

Margins:
Gross profit (loss) / service revenue	38%	22%	N/M	31%
Income (loss) from operations / service revenue	32%	—%	N/M	6%
_____________________________________
N/M — not meaningful.

	Nine months ended September 30, 2024
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$88,495	$23,409	$—	$111,904
Reimbursable expenses	6,680	401	—	7,081
Non-controlling interests	—	136	—	136
	95,175	23,946	—	119,121
Cost of revenue	58,357	18,801	4,872	82,030
Gross profit (loss)	36,818	5,145	(4,872)	37,091
Selling, general and administrative expenses	8,687	5,030	20,734	34,451
Income (loss) from operations	28,131	115	(25,606)	2,640
Total other income (expense), net	61	—	(27,195)	(27,134)

Income (loss) before income taxes and non-controlling interests	$28,192	$115	$(52,801)	$(24,494)

Margins:
Gross profit (loss) / service revenue	42%	22%	N/M	33%
Income (loss) from operations / service revenue	32%	—%	N/M	2%
_____________________________________
N/M — not meaningful.

Servicer and Real Estate
Revenue
Revenue by line of business was as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2025	2024	% Increase (decrease)	2025	2024	% Increase (decrease)

Service revenue:
Solutions	$23,186	$21,090	10	$70,300	$59,546	18
Marketplace	5,691	6,406	(11)	18,708	20,915	(11)
Technology and SaaS Products	2,298	2,893	(21)	6,984	8,034	(13)
Total service revenue	31,175	30,389	3	95,992	88,495	8

Reimbursable expenses:
Solutions	1,159	1,085	7	3,454	3,308	4
Marketplace	908	1,075	(16)	3,151	3,372	(7)
Total reimbursable expenses	2,067	2,160	(4)	6,605	6,680	(1)

Total revenue	$33,242	$32,549	2	$102,597	$95,175	8
We recognized service revenue of $96.0 million for the nine months ended September 30, 2025, an 8% increase compared to the nine months ended September 30, 2024 ($31.2 million for the third quarter of 2025, a 3% increase compared to the third quarter of 2024). We also recognized reimbursable expenses revenue of $6.6 million for the nine months ended September 30, 2025, a 1% decrease compared to the nine months ended September 30, 2024 ($2.1 million for the third quarter of 2025, a 4% decrease compared to the third quarter of 2024). The increase in service revenue for the three and nine months ended September 30, 2025 was driven by growth in our Property Renovation Services, Foreclosure Trustee businesses, Granite and Field Services businesses in the Solutions business, partially offset by fewer home sales in the Marketplace business and lower professional services revenue in the Equator business within the Technology and SaaS products business. The decrease in reimbursable expenses for the three and nine months ended September 30, 2025 was primarily driven by fewer asset resolution and asset management activities in the Marketplace business and a decrease in property preservation services in our Field Services business partially offset by growth in the Foreclosure Trustee business in the Solutions business. For the nine months ended September 30, 2025, the decrease in reimbursable expenses was also from lower REO title related expenses in our Title business in the Solutions business.
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
Cost of Revenue and Gross Profit
Cost of revenue consisted of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2025	2024	% Increase (decrease)	2025	2024	% Increase (decrease)

Outside fees and services	$11,686	$10,778	8	$35,575	$29,662	20
Compensation and benefits	6,276	5,590	12	17,623	16,569	6
Reimbursable expenses	2,067	2,159	(4)	6,605	6,679	(1)
Technology and telecommunications	1,898	1,905	—	5,724	5,200	10
Depreciation and amortization	50	77	(35)	197	247	(20)

Cost of revenue	$21,977	$20,509	7	$65,724	$58,357	13

Cost of revenue for the nine months ended September 30, 2025 of $65.7 million increased by 13% compared to the nine months ended September 30, 2024 ($22.0 million for the third quarter of 2025, a 7% increase compared to the third quarter of 2024). The increase in cost of revenue for the three and nine months ended September 30, 2025 was primarily driven by higher outside fees and services and compensation and benefits. The increase in cost of revenue for the nine months ended September 30, 2025 was also from higher technology and telecommunications. Outside fees and services for the three and nine months ended September 30, 2025 increased from service revenue growth in the Property Renovation Services, Foreclosure Trustee and Field Services businesses in the Solutions business. Compensation and benefits for the three and nine months ended September 30, 2025 increased primarily due to growth in the Property Renovation Services business and higher annual incentive compensation accruals. Technology and telecommunications for the nine months ended September 30, 2025 increased from higher cloud services costs from higher volumes and from a benefit recognized in the first quarter of 2024.
Gross profit increased to $36.9 million, representing 38% of service revenue, for the nine months ended September 30, 2025 compared to $36.8 million, representing 42% of service revenue, for the nine months ended September 30, 2024 (decreased to $11.3 million, representing 36% of service revenue, for the third quarter of 2025, compared to $12.0 million, representing 40% of service revenue, for the third quarter of 2024). Gross profit as a percentage of service revenue for the three and nine months ended September 30, 2025 decreased primarily due to a change in revenue mix from greater growth in the lower margin Property Renovations Services business than in the higher margin Foreclosure Trustee business in the Solutions business and fewer homes sales in the Marketplace business. Our margins can vary substantially depending upon the service revenue mix.
Selling, General and Administrative Expenses
SG&A expenses consisted of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2025	2024	% Increase (decrease)	2025	2024	% Increase (decrease)

Professional services	$421	$1,082	(61)	$180	$2,734	(93)
Amortization of intangible assets	740	740	—	2,220	2,220	—
Compensation and benefits	491	473	4	1,445	1,497	(3)
Marketing costs	278	296	(6)	960	969	(1)
Occupancy related costs	108	122	(11)	323	434	(26)
Depreciation and amortization	—	—	—	1	1	—
Other	306	481	(36)	578	832	(31)

Selling, general and administrative expenses	$2,344	$3,194	(27)	$5,707	$8,687	(34)
_____________________________________
N/M — not meaningful.
SG&A for the nine months ended September 30, 2025 of $5.7 million decreased by 34% compared to the nine months ended September 30, 2024 ($2.3 million for the third quarter of 2025, a 27% decrease compared to the third quarter of 2024). The decrease in SG&A for the three and nine months ended September 30, 2025 was primarily due to lower professional services. Professional services for the nine months ended September 30, 2025 decreased primarily due to a settlement received related to a legacy matter and lower costs related to legacy indemnification accruals. Professional services for the three months ended September 30, 2025 decreased primarily due to lower costs related to legacy indemnification accruals.
Income from operations
Income from operations increased to $31.2 million, representing 32% of service revenue, for the nine months ended September 30, 2025 compared to $28.1 million, representing 32% of service revenue, for the nine months ended September 30, 2024 (increased to $8.9 million, representing 29% of service revenue, for the third quarter of 2025, compared to $8.8 million, representing 29% of service revenue for the third quarter of 2024). Operating income as a percentage of service revenue for the three and nine months ended September 30, 2025 remained flat compared to September 30, 2024 as a result of lower SG&A expenses, offset by lower gross profit margins.

Origination
Revenue
Revenue by business unit was as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2025	2024	% Increase (decrease)	2025	2024	% Increase (decrease)

Service revenue:
Lenders One	$6,781	$5,937	14	$20,008	$18,680	7
Solutions	1,547	1,657	(7)	4,808	4,248	13
Technology and SaaS Products	163	167	(2)	540	481	12
Total service revenue	8,491	7,761	9	25,356	23,409	8

Reimbursable expenses:
Solutions	104	161	(35)	462	401	15
Total reimbursable expenses	104	161	(35)	462	401	15

Non-controlling interests	71	60	18	220	136	62

Total revenue	$8,666	$7,982	9	$26,038	$23,946	9
We recognized service revenue of $25.4 million for the nine months ended September 30, 2025, an 8% increase compared to the nine months ended September 30, 2024 ($8.5 million for the third quarter of 2025, a 9% increase compared to the third quarter of 2024). We also recognized reimbursable expenses revenue of $0.5 million for the nine months ended September 30, 2025, a 15% increase compared to the nine months ended September 30, 2024 ($0.1 million for the third quarter of 2025, a 35% decrease compared to the third quarter of 2024). The increase in service revenue in the Origination segment for the nine months ended September 30, 2025 was primarily driven by growth in reseller products in the Lenders One business and higher volumes in the loan fulfillment services business within the Solutions business. The increase in service revenue for the three months ended September 30, 2025 was primarily driven by growth in reseller products in the Lenders One business partially offset by lower volumes in the loan fulfillment services business within the Solutions business. The increase in reimbursable expenses for the nine months ended September 30, 2025 was primarily driven by certain Title orders partially offset by lower volumes in the loan fulfillment services business within the Solutions business. The decrease in reimbursable expenses for the three months ended September 30, 2025 was primarily driven by lower volumes in the loan fulfillment services business within the Solutions business.
Cost of Revenue and Gross Profit
Cost of revenue consisted of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2025	2024	% Increase (decrease)	2025	2024	% Increase (decrease)

Outside fees and services	$5,575	$4,756	17	$16,182	$14,639	11
Compensation and benefits	1,107	1,170	(5)	3,218	3,238	(1)
Technology and telecommunications	196	220	(11)	583	505	15
Reimbursable expenses	104	162	(36)	462	402	15
Depreciation and amortization	2	4	(50)	8	17	(53)

Cost of revenue	$6,984	$6,312	11	$20,453	$18,801	9
Cost of revenue for the nine months ended September 30, 2025 of $20.5 million increased by 9% compared to the nine months ended September 30, 2024 ($7.0 million for the third quarter of 2025, an 11% increase compared to the third quarter of 2024). The increase in cost of revenue for the three and nine months ended September 30, 2025 was primarily driven by higher outside fees and services from growth in the reseller products in the Lenders One business.

Gross profit increased to $5.6 million, representing 22% of service revenue, for the nine months ended September 30, 2025 compared to $5.1 million, representing 22% of service revenue, for the nine months ended September 30, 2024 (remained relatively flat at $1.7 million, representing 20% of service revenue, for the third quarter of 2025, compared to $1.7 million, representing 22% of service revenue for the third quarter of 2024). Gross profit as a percentage of service revenue for the nine months ended September 30, 2025 was relatively flat compared to the nine months ended September 30, 2024. Gross profit as a percentage of service revenue for the three months ended September 30, 2025 decreased compared to the three months ended September 30, 2024 from revenue mix.
Selling, General and Administrative Expenses
SG&A expenses consisted of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2025	2024	% Increase (decrease)	2025	2024	% Increase (decrease)

Amortization of intangible assets	$530	$530	—	$1,590	$1,590	—
Compensation and benefits	574	440	30	1,569	1,405	12
Professional services	399	69	N/M	943	350	169
Marketing costs	315	193	63	759	562	35
Occupancy related costs	46	68	(32)	148	311	(52)
Depreciation and amortization	1	—	N/M	1	1	—
Other	175	25	N/M	453	811	(44)

Selling, general and administrative expenses	$2,040	$1,325	54	$5,463	$5,030	9
SG&A for the nine months ended September 30, 2025 of $5.5 million increased by 9% compared to the nine months ended September 30, 2024 ($2.0 million for the third quarter of 2025, a 54% increase compared to the third quarter of 2024). The increase in SG&A for the three and nine months ended September 30, 2025 was primarily due to higher professional services, compensation and benefits and marketing costs, partially offset by lower occupancy related costs. The increase in SG&A for the nine months ended September 30, 2025, 2025 was also partially offset by lower bad debt expense. Professional services for the three and nine months increased primarily from a legacy litigation matter. Compensation and benefits for the three and nine months increased primarily from revenue growth in the Lenders One business. Marketing costs for the three and nine months increased primarily from revenue growth in the Lenders One business.
Income (loss) from operations
Income (loss) from operations was $0.1 million, representing less than 1% of service revenue, for the nine months ended September 30, 2025 compared to $0.1 million, representing less than 1% of service revenue, for the nine months ended September 30, 2024 (decreased to $(0.4) million, representing (4)% of service revenue for the third quarter of 2025, compared to $0.3 million, representing 4% of service revenue for the third quarter of 2024). Income from operations for the nine months ended September 30, 2025 was relatively flat compared to the nine months ended September 30, 2024. The decline in operating (loss) income as a percentage of service revenue for the three months ended September 30, 2025 was primarily from higher SG&A expenses and lower gross profit margins.

Corporate and Others
Cost of Revenue
Cost of revenue consisted of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2025	2024	% Increase (decrease)	2025	2024	% Increase (decrease)

Technology and telecommunications	$851	$901	(6)	$2,523	$2,551	(1)
Compensation and benefits	729	697	5	2,130	2,106	1
Depreciation and amortization	20	42	(52)	106	215	(51)

Cost of revenue	$1,600	$1,640	(2)	$4,759	$4,872	(2)
Cost of revenue for the nine months ended September 30, 2025 of $4.8 million decreased by 2% compared to the nine months ended September 30, 2024 ($1.6 million for the third quarter of 2025, a 2% decrease compared to the third quarter of 2024). The decrease in cost of revenue for the three and nine months ended September 30, 2025 was primarily driven by lower depreciation and amortization from the completion of the depreciation periods for certain premises and equipment.
Selling, General and Administrative Expenses
SG&A in Corporate and Others includes costs related to the corporate functions including executive, finance, technology, law, compliance, human resources, vendor management, facilities, risk management and eliminations between reportable segments.
SG&A expenses consisted of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2025	2024	% Increase (decrease)	2025	2024	% Increase (decrease)

Compensation and benefits	$4,141	$3,500	18	$12,097	$11,863	2
Professional services	761	1,396	(45)	2,886	4,076	(29)
Occupancy related costs	721	611	18	2,070	2,031	2
Depreciation and amortization	7	99	(93)	130	313	(58)
Marketing costs	—	—	—	—	5	(100)
Other	812	840	(3)	2,349	2,446	(4)

Selling, general and administrative expenses	$6,442	$6,446	—	$19,532	$20,734	(6)
SG&A for the nine months ended September 30, 2025 of $19.5 million decreased by 6% compared to the nine months ended September 30, 2024 ($6.4 million for the third quarter of 2025, a less than 1% decrease compared to the third quarter of 2024). The decrease in SG&A for the nine months ended September 30, 2025 was primarily driven by lower professional services from lower accruals for estimated legal matters. The decrease in professional services for the three months ended September 30, 2025 was primarily driven by lower accruals for estimated legal matters. The increase in compensation and benefits for the three months ended September 30, 2025 was primarily from higher share based compensation.
Other Income (Expense), net
Other income (expense), net principally includes interest expense and other non-operating gains and losses.
Other income (expense), net was $(13.0) million for the nine months ended September 30, 2025 compared to $(27.1) million for the nine months ended September 30, 2024 ($(2.2) million for the third quarter of 2025 and $(9.6) million for the third quarter of 2024). The change for the three and nine months ended September 30, 2025 was primarily driven by lower interest expense, partially offset by higher debt exchange transaction expenses. The lower interest expense was driven by the decrease in outstanding debt and a lower interest rate from the February 19, 2025 Debt Exchange Transaction.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary source of liquidity has historically been cash flow from operations, cash proceeds from sales of businesses, cash proceeds from the sale of equity securities and cash on hand. However, primarily due to lower delinquency and foreclosure rates, and higher home equity, revenue has declined significantly compared to pre-pandemic levels (although revenue grew in 2024 compared to 2023 and for the first nine months of 2025 compared to the first nine months of 2024). The lower revenue, partially offset by efficiency initiatives and cost savings initiatives, has resulted in negative operating cash flow from operations. We believe lower interest expense as a result of the February 2025 Debt Exchange Transaction, more recent revenue growth from the renovation business launched in 2024, the anticipated improvement in the default market, on-boarding sales wins, and revenue mix together with our reduced cost structure, should help improve operating cash flow.
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
As of September 30, 2025, there was $1.0 million outstanding debt under the Revolving Loan Agreement.
Cash Flows
The following table presents our cash flows for the nine months ended September 30:

(in thousands)	2025	2024	% Increase (decrease)

Net cash used in operating activities	$(4,560)	$(3,624)	(26)
Net cash used in investing activities	(299)	—	N/M
Net cash provided by (used in) financing activities	4,637	(566)	N/M
Net decrease in cash, cash equivalents and restricted cash	(222)	(4,190)	(95)
Cash, cash equivalents and restricted cash at the beginning of the period	32,700	35,416	(8)

Cash, cash equivalents and restricted cash at the end of the period	$32,478	$31,226	4
_____________________________________
N/M — not meaningful.

Cash Flows from Operating Activities
Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net (loss) income. For the nine months ended September 30, 2025, net cash used in operating activities was $(4.6) million compared to net cash used in operating activities of $(3.6) million for the nine months ended September 30, 2024. The increase in cash used in operating activities was driven by a $5.4 million higher use of cash for working capital (accounts receivable, prepaid expenses and other current assets, other assets, and accounts payable and accrued expenses), $12.7 million lower non-cash interest expense and $0.9 million lower non-cash share based compensation, partially offset by an $18.5 million improvement in income (loss) before income taxes and non-controlling interests. Operating cash flows can be negatively impacted because of the nature of some of our services and the mix of services provided. Certain services are performed immediately following or shortly after the referral, but the collection of the receivable does not occur until a specific event occurs (e.g., the foreclosure is complete, the REO asset is sold, etc.). Furthermore, lower margin services generate lower income and cash flows from operations. Consequently, our cash flows from operations may be negatively impacted when comparing one period to another.
Cash Flows from Financing Activities
Net cash provided by (used in) financing activities was $4.6 million and $(0.6) million for the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, we received $11.3 million in proceeds from the Super Senior Credit Facility, net of the original issuance discount. We used $(1.7) million for debt issuance costs and $(3.8) million related to the issuance of equity, in connection to the Debt Exchange Transaction. During the nine months ended September 30, 2025, we used $0.6 million to make scheduled repayments of our senior secured term loan (no comparative amount for the nine months ended September 30, 2024). During the nine months ended September 30, 2024, we received proceeds from the issuance of short-term debt of $0.3 million in connection with borrowings under the Revolving Loan Agreement (no comparative amount for the nine months ended September 30, 2025). During the nine months ended September 30, 2025 and 2024, we made payments of $0.3 million and $0.7 million, respectively, to satisfy employee tax withholding obligations on the issuance of restricted share units (“RSUs”) and restricted shares. These payments were made to tax authorities, at the employees’ direction, to satisfy the employees’ tax obligations rather than issuing a portion of vested restricted share units and restricted shares to employees. In addition, during the nine months ended September 30, 2025 and 2024, we distributed $0.1 million and less than $0.1 million, respectively, to non-controlling interests.
Future Uses of Cash
Our significant future liquidity obligations primarily pertain to amortization of the New Facility, amortization and maturity of the Super Senior Facility, interest expense under the New Facility and the Super Senior Facility, and operating lease payments on certain of our premises and equipment.
Significant future uses of cash include the following:

		Payments Due by Period
(in thousands)	Total	2025	2026-2027	2028-2029

New Facility (1)	$6,018	$275	$2,200	$3,543
Super Senior Facility (2)	12,437	31	250	12,156
Revolving Loan Agreement (3)	1,000	—	1,000	—
Interest payments (4)	53,894	3,337	26,077	24,480
Lease payments	1,462	392	914	156

Total	$74,811	$4,035	$30,441	$40,335
______________________________________
(1)    $158.1 million of the New Facility matures on April 30, 2030 and $1.4 million of the New Facility matures on January 15, 2029.
(2)    The Super Senior Facility matures on February 19, 2029.
(3)    The outstanding balance of our Revolving Loan Agreement as of September 30, 2025 is $1.0 million and is currently due on June 3, 2026, and can be automatically extended for one year on each anniversary of the maturity date.
(4)    Estimated future interest payments for the New Facility and the Super Senior Facility based on the three-month Secured Overnight Financing Rate (“SOFR”) interest rate as of September 30, 2025.

We anticipate funding future liquidity requirements with a combination of existing cash balances and cash anticipated to be generated by operating activities. For further information, see Note 10 and Note 21 to the condensed consolidated financial statements.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of escrow and certain other account arrangements.
We hold customers’ assets in escrow and other accounts at various financial institutions pending completion of certain real estate and construction review activities. These amounts are held in escrow and other accounts for limited periods of time and are not included in the accompanying condensed consolidated balance sheets. Amounts held in escrow and other accounts were $52.5 million and $27.1 million as of September 30, 2025 and December 31, 2024, respectively.
Contractual Obligations, Commitments and Contingencies
For the nine months ended September 30, 2025, there were no significant changes to our contractual obligations from those identified in our Form 10-K for the fiscal year ended December 31, 2024 and this Form 10-Q, other than those that occur in the normal course of business. See Note 21 to the condensed consolidated financial statements.
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
Our critical accounting policies are described in the MD&A section of our Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2025.
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
Currency Exchange Risk
We are exposed to currency risk from potential changes in currency values of our non-United States dollar denominated expenses, assets, liabilities and cash flows. Our most significant currency exposure relates to the Indian rupee. Based on expenses incurred in Indian rupees for the third quarter of 2025, a one percentage point increase or decrease in value of the Indian rupee in relation to the United States dollar would increase or decrease our annual expenses by approximately $0.3 million.

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
As of September 30, 2025, an evaluation was conducted under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of September 30, 2025.
b)    Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
National Fair Housing Alliance v. Altisource Solutions, Inc., et al.
On or about February 1, 2018, the National Fair Housing Alliance (“NFHA”) and eighteen regional housing groups filed a civil complaint, subsequently amended, against Altisource Solutions, Inc., a wholly owned subsidiary of the Company, Deutsche Bank National Trust, as Trustee, Deutsche Bank Trust Company Americas, as Trustee, and Ocwen Loan Servicing, LLC, n/k/a Onity Group, Inc. in the United States District Court for the Northern District of Illinois. The complaint alleges violations of the federal Fair Housing Act in connection with the maintenance and marketing of certain real estate owned properties. Plaintiffs seek monetary damages, including attorneys’ fees. Trial is currently scheduled to begin in February 2026, although the schedule could change.
The Company believes it has meritorious defenses and intends to defend itself vigorously in this matter. While it is too early to predict the outcome of the proceedings or whether an adverse result would have a material impact on our operations or financial position, an adverse outcome could result in a material damages award. At this time, the Company cannot reasonably estimate the potential loss or range of loss, if any, associated with this matter.
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
Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, as supplemented by the risk factor disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. Capitalized terms used but not defined in this section have the meanings given to them in the 2024 Form 10-K. The risk factors in our Annual Report, as supplemented, continue to describe risks that could materially affect our business, financial condition, results of operations, and stock price. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially adversely affect us.
Certain of the risk factors in our Annual Report address risks associated with the potential non-renewal or termination of the Rithm Brokerage Agreement, or risks created by its obligations and limitations. The Rithm Brokerage Agreement expired on August 31, 2025 and was not renewed. While Altisource has continued to manage real estate owned (“REO”) and receive referrals with limited exceptions from portfolios previously subject to the Rithm Brokerage Agreement, Rithm is under no contractual obligation to continue to use Altisource to manage REO or provide referrals and such use and referrals may be reduced or terminated at any time. Accordingly, those risk factors should now be read to reflect that risks associated with the obligations or limitations of the Rithm Brokerage Agreement referenced in the risk factors no longer apply. In addition, we are amending and restating the following risk factor.
Expiration of the Rithm Brokerage Agreement may reduce related revenue
As previously disclosed, Rithm purchased brokerage services for REO exclusively from us, irrespective of the subservicer, subject to certain limitations, for certain MSRs set forth in and pursuant to the terms of the Rithm Brokerage Agreement through August 2025. The Rithm Brokerage Agreement expired on August 31, 2025. At Rithm’s discretion, Altisource has continued to manage REO and receive referrals with limited exceptions from portfolios previously subject to the Rithm Brokerage Agreement despite the expiration of the Rithm Brokerage Agreement. If Altisource does not continue to manage

REO and receive referrals from portfolios previously subject to the Rithm Brokerage Agreement, or Rithm’s use of or referrals to Altisource are reduced, the level of Rithm brokerage and ancillary service revenue we generate going forward would decline. We are evaluating opportunities to replace or mitigate the potential impact of this lost revenue, but there can be no assurance that such efforts will be successful or sufficient.
Item 5. Other Information
Director and Officer Trading Arrangements
During the three months ended September 30, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101 *
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2025 is formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024; (ii) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2025 and 2024; (iii) Condensed Consolidated Statements of Equity for the nine months ended September 30, 2025 and 2024; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024; and (v) Notes to Condensed Consolidated Financial Statements.

104 *	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

______________________________________
*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
(Registrant)

Date:	October 23, 2025	By:	/s/ Michelle D. Esterman
Michelle D. Esterman
Chief Financial Officer
(On behalf of the Registrant and as its Principal Financial Officer and Principal Accounting Officer)