Form 10-K
period 2025-12-31
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
filed 2026-03-04
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 1-34354

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
(Exact name of registrant as specified in its Charter)

Luxembourg	98-0554932
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
33, Boulevard Prince Henri
L-1724 Luxembourg
Grand Duchy of Luxembourg
(352) 2060 2055
(Address and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	ASPS	The Nasdaq Stock Market LLC
Cash Exercise Stakeholder Warrants	ASPSZ	The Nasdaq Stock Market LLC
Net Settle Stakeholder Warrants	ASPSW	The Nasdaq Stock Market LLC
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2025 was $32,444,904 based on the closing share price as quoted on the NASDAQ Global Select Market on that day and the assumption that all directors and executive officers of the Company are affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of February 26, 2026, there were 11,276,236 outstanding shares of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s Annual Meeting of Shareholders to be held on May 20, 2026 are incorporated by reference into Part III of this report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2025.

Table of Content

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
FORM 10-K

Table of Content
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include all statements that are not historical fact, including statements that relate to, among other things, future events or our future financial/operating performance or financial condition. These statements may be identified by words such as “anticipate,” “intend,” “expect,” “may,” “could,” “should,” “would,” “plan,” “estimate,” “seek,” “believe,” “potential” or “continue” or the negative of these terms and comparable terminology. Such statements are based on expectations as to the future and are not statements of historical fact. Furthermore, forward-looking statements are not guarantees of future performance and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the risks discussed in Item 1A of Part I “Risk Factors.” We caution you not to place undue reliance on these forward-looking statements which reflect our view only as of the date of this report. We are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any such statement is based.
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
Technology and software-as-a-service (“SaaS”) Products
Our Technology and SaaS Products business includes Equator® (a SaaS-based technology to manage real estate owned (“REO”) and investor homes, short sales, foreclosure, bankruptcy and eviction processes), Vendorly Invoice (a vendor invoicing and payment system), RentRange® (a single and multi-family rental data, analytics and rent-based valuation solution) and REALSynergy® (a commercial loan servicing platform).

Table of Content
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
Technology and SaaS Products
Our Technology and SaaS Products business includes Vendorly Monitor (a vendor management platform), Lenders One Loan Automation (“LOLA”) (a marketplace to order services and a tool to automate components of the loan manufacturing process) and TrelixAITM (technology to manage the workflow and automate components of the loan fulfillment and pre and post-close quality control).
Corporate and Others includes interest expense and costs related to corporate functions including executive, infrastructure and certain technology groups, finance, law, compliance, human resources, vendor management, facilities, risk management and eliminations between reportable segments.
We classify revenue in three categories: service revenue, revenue from reimbursable expenses and non-controlling interests. In evaluating our performance, we focus on service revenue. Service revenue consists of amounts attributable to our fee-based services. Reimbursable expenses and non-controlling interests are pass-through items for which we earn no margin. Reimbursable expenses consist of amounts we incur on behalf of our customers in performing our fee-based services that we pass directly on to our customers without a markup. Non-controlling interests represent the earnings of Lenders One. Lenders One is a mortgage cooperative managed, but not owned, by Altisource. The Lenders One members’ earnings are included in revenue and reduced from net income (loss) to arrive at net income (loss) attributable to Altisource.
2025 Highlights
Company, Corporate and Financial:
•Grew service revenue by $10.9 million, or 7%, to $161.3 million in 2025 compared to 2024
•Full year 2025 loss before income taxes and non-controlling interest of $14.1 million was an $18.7 million improvement compared to full year 2024
•Full year 2025 net income attributable to Altisource of $1.6 million was a $37.3 million improvement compared to the full year 2024
•Full year 2025 diluted earnings per share of $0.15 was a $10.14 improvement compared to the full year 2024
•Ended the year with $26.6 million of cash and cash equivalents
•On February 19, 2025, the Company executed and closed an exchange transaction with 100% of lenders under the Company’s senior secured term loans whereby the lenders exchanged the Company’s senior secured term loans with an outstanding balance of $232.8 million for a $160.0 million new first lien loan and the issuance of approximately 7.3 million common shares of Altisource (collectively, the “Debt Exchange Transaction”); the new first lien loan is comprised of a $110.0 million term loan and a $50.0 million non-interest bearing exit fee which is reduced on a pro-rata basis with the repayment of the term loan
•On February 19, 2025, Altisource also executed and closed on a $12.5 million super senior credit facility to fund transaction costs related to the Debt Exchange Transaction and for general corporate purposes (the “Super Senior Facility Transaction”)
•On April 3, 2025, in connection with the Debt Exchange Transaction, the Company distributed 70.5 million warrants to purchase approximately 14.3 million shares of Altisource common stock for $9.5998 per share
•On a pro forma basis, the Debt Exchange Transaction and the Super Senior Facility Transaction (a) reduce annual cash and payment-in-kind interest by approximately $18 million to $13 million, (b) reduce annual GAAP interest expense by $23 million to approximately $9.5 million and (c) extend the maturity dates of the Company’s senior secured debt

Table of Content
•During the second quarter of 2025, Management concluded that certain of its India tax positions for several years were more likely than not to be sustained based on current quarter developments. As a result, the Company recognized a net income tax benefit of $17.7 million, comprised of a $9.6 million reversal of its reserve for uncertain tax positions related to its India operations and a $9.0 million reversal of associated accrued interest, partially offset by related Mauritius Income tax expense of $0.9 million
•On May 28, 2025, Altisource effected a consolidation of its shares (also known as a reverse stock split) at a ratio of 1-for-8 (the “Share Consolidation”). As a result of the Share Consolidation, every eight shares of common stock outstanding immediately prior to effectiveness of the Share Consolidation were combined and converted into one share of common stock, reducing the total number of issued and outstanding shared from 88,129,766 to 11,116,220. No fractional shares were issued in connection with the Share Consolidation. Instead, shareholders received cash in lieu of fractional shares, based on the closing price of Altisource’s common stock on May 27, 2025. All share and per share amounts and exercise prices of stock options and warrants in this Form 10-K have been retroactively adjusted to reflect the Share Consolidation for all periods presented
Business and Industry:
•Generated 2025 sales wins which we estimate represent potential annualized service revenue on a stabilized basis of $20.6 million for the servicer and Real Estate segment and $20.9 million for the Origination segment
•Primarily from fourth quarter 2025 sales wins in the Servicer and Real Estate segment, significantly grew Hubzu foreclosure auction and REO inventory, reducing the percentage of total Hubzu assets from Rithm Capital Corp, (“Rithm”) to 7.7% of total inventory as of February 15, 2026

(in thousands)	February 15, 2026	September 30, 2025	% Change
Foreclosure Auction Inventory(5)	10.1	4.0	154%
REO Inventory - Customers other than Rithm	2.4	0.7	230%
REO Inventory - Rithm	1.0	1.0	5%
Total Hubzu Inventory	13.5	5.7	137%
•Ended 2025 with a weighted average sales pipeline between $30.4 million and $38.0 million of potential estimated annual revenue on a stabilized basis based upon forecasted probability of closing (comprised of between $17.1 million and $21.4 million in the Servicer and Real Estate segment and between $13.2 million and $16.6 million in the Origination segment)
•Industrywide foreclosure initiations were 25% higher in 2025 compared to the same period in 2024 (although still 19% lower than the same pre-COVID-19 period in 2019)
•Industrywide foreclosure sales were 17% higher in 2025 compared to the same period in 2024 (although still 45% lower than the same pre-COVID-19 period in 2019)
•Industrywide mortgage origination unit volume increased by 19% in 2025 compared to 2024, comprised of a 2% decline in purchase origination and a 92% increase in refinance origination
Customers
Overview
Our customers include large financial institutions, government-sponsored enterprises (“GSEs”), banks, asset managers, servicers, real estate and mortgage investors, property management firms, real estate brokerages, insurance companies, mortgage bankers, originators, correspondent and private money lenders.
Customer Concentration
Onity
Onity Group Inc. (together with its subsidiaries, “Onity”) is a residential mortgage loan servicer of mortgage servicing rights (“MSRs”) it owns, including those MSRs in which others have an economic interest, and a subservicer of loans owned by others.
During the year ended December 31, 2025, Onity was our largest customer, accounting for 42% of our total revenue. Onity purchases certain mortgage services from us under the terms of services agreements and amendments thereto (collectively, the “Onity Services Agreements”) with terms extending through August 2030. Certain of the Onity Services Agreements contain a “most favored nation” provision and also grant the parties the right to renegotiate pricing, among other things.

Table of Content
Revenue from Onity primarily consists of revenue earned from the loan portfolios serviced and subserviced by Onity when Onity engages us as the service provider, and revenue earned directly from Onity, pursuant to the Onity Services Agreements. For the years ended December 31, 2025 and 2024, we recognized revenue from Onity of $72.3 million and $70.4 million, respectively. Revenue from Onity as a percentage of segment and consolidated revenue was as follows:

	2025	2024

Servicer and Real Estate	54%	55%
Origination	0%	0%
Corporate and Others	—%	—%
Consolidated revenue	42%	44%
We earn additional revenue related to the portfolios serviced and subserviced by Onity when a party other than Onity or the MSR owner selects Altisource as the service provider. For the years ended December 31, 2025 and 2024, we recognized $7.7 million and $9.6 million, respectively, of such revenue. These amounts are not included in deriving revenue from Onity and revenue from Onity as a percentage of revenue discussed above.
As of December 31, 2025, accounts receivable from Onity totaled $5.1 million, $2.6 million of which was billed and $2.5 million of which was unbilled. As of December 31, 2024, accounts receivable from Onity totaled $4.4 million, $3.1 million of which was billed and $1.3 million of which was unbilled.
Rithm
Rithm Capital Corp. (individually, together with one or more of its subsidiaries or one or more of its subsidiaries individually, “Rithm”) is an asset manager focused on the real estate and financial services industries.
Onity has disclosed that Rithm is one of its largest servicing clients. As of December 31, 2025, Onity reported that approximately 10% of loans serviced and subserviced by Onity (measured in unpaid principal balance (“UPB”)) and approximately 50% of all delinquent loans that Onity services were related to Rithm MSRs or rights to MSRs (the “Subject MSRs”). In November 2025, Onity disclosed that it had received notification from Rithm that Rithm does not intend to renew its subservicing agreements with Onity effective January 31, 2026.
Rithm purchased brokerage services for REO exclusively from us, irrespective of the subservicer, subject to certain limitations, for certain MSRs set forth in and pursuant to the terms of a Cooperative Brokerage Agreement, as amended, and related letter agreement (collectively, the “Rithm Brokerage Agreement”) through August 2025. The Rithm Brokerage Agreement expired on August 31, 2025. At Rithm’s discretion, Altisource has continued to manage REO and receive referrals with limited exceptions from portfolios subject to the Rithm Brokerage Agreement despite the expiration of the Rithm Brokerage Agreement. In addition, Rithm also purchases property inspection, preservation and other services from us.
For the years ended December 31, 2025 and 2024, we recognized revenue from Rithm of $4.2 million and $2.3 million, respectively, under the Rithm Brokerage Agreement. For the years ended December 31, 2025 and 2024, we recognized additional revenue of $9.6 million and $10.8 million, respectively, relating to the Subject MSRs when a party other than Rithm selects Altisource as the service provider.
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
Our primary sales and marketing focus areas are to:
•Expand relationships with existing customers by cross-selling additional services and increasing market share of existing services we provide. We believe our customer relationships represent meaningful growth opportunities for us
•Develop new customer relationships by leveraging our comprehensive suite of services, performance and controls. We believe there are meaningful growth opportunities to sell our suite of services to new customers

Table of Content
Given the highly regulated nature of the industries we serve, and the comprehensive purchasing process that our institutional customers and prospects follow, the time and effort we spend in expanding relationships or winning new relationships is significant. For example, it can often take more than one year from the request for proposal or qualified lead stage to the selection of Altisource as a service provider. Furthermore, following the selection of Altisource, it is not unusual for it to take an additional six to twelve months or more to negotiate the services agreement(s), complete the implementation procedures and begin receiving referrals.
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
As of December 31, 2025, we hold registered trademarks in a number of jurisdictions including the United States, the European Union (“EU”), India and four other jurisdictions. These trademarks are generally renewable indefinitely, subject to continued use in commerce.
We strive to actively protect our rights and intend to continue our policy of taking measures we deem reasonable and necessary to develop and protect our trademarks, copyrights, trade secrets and other intellectual property rights.
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
On February 18, 2025, the Company’s shareholders approved an increase in the number of authorized shares of Altisource Portfolio Solutions S.A. common stock (“common stock”) from 100 million to 250 million, a decrease in the par value of the Company’s common stock from $1.00 to $0.01 and an increase the number of shares of common stock reserved for issuance under the Equity Plan from approximately 1.5 million to approximately 2.0 million.
On February 18, 2025, the Lenders exercised Penny Warrants for approximately 1.5 million shares of common stock.

Table of Content
On February 19, 2025, Altisource Portfolio Solutions S.A. and the Borrower entered into agreements with 100% of the lenders under the SSTL (the “Lenders”) under the Amended Credit Agreement. Under these agreements, the Lenders exchanged the SSTL with an outstanding balance of $232.8 million for a $160.0 million new first lien loan facility (the “New Facility”) and 7.3 million shares of common stock (the “Debt Exchange Shares”). The New Facility is comprised of a $110.0 million interest-bearing loan (the “New Debt”) and a $50.0 million non-interest-bearing exit fee (the “Exit Fee”). The following is a summary of certain terms of the New Facility.
The payment of all amounts owing by the Borrower under the New Facility is guaranteed by Altisource Portfolio Solutions S.A. and certain of its wholly-owned subsidiaries (the “Guarantors”) and is secured by a lien on substantially all of the assets of the Borrower, Altisource Portfolio Solutions S.A. and the other Guarantors, subject to certain exceptions. The liens securing the New Facility are junior to the liens securing the Super Senior Facility (defined below) pursuant to, and as set forth in, an intercreditor agreement.
On February 19, 2025, Altisource Portfolio Solutions S.A. and the Borrower also entered into a $12.5 million super senior credit facility (the “Super Senior Facility”) to fund transaction costs related to the 2025 debt and equity transactions described above (collectively, the “Transactions”) and for general corporate purposes. The following is a summary of certain terms of the Super Senior Facility:
•The maturity date of the Super Senior Facility is February 19, 2029
•The original issue discount on the Super Senior Facility is 10.0%
•The interest rate on the Super Senior Facility is SOFR plus 6.50% with a 3.50% SOFR floor
•Beginning with the fiscal year ending December 31, 2025, the lesser of (a) 75% of the aggregate Consolidated Excess Cash Flow (as defined in the Super Senior Facility) for the most recently ended fiscal year of the Company for which financial statements have been delivered and (b) such amount which, immediately after giving effect to such repayment, would result in the Company having no less than $30 million of total cash on its balance sheet, shall be applied first to the prepayment of the Super Senior Facility and, second, to the prepayment of the New Facility
On February 19, 2025, Altisource entered into an agreement to terminate the $15.0 million revolving credit facility with STS Master Fund, Ltd, an investment fund managed by Deer Park Road Management Company, L.P., a related party.
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
Fifty percent of the Stakeholder Warrants will expire on April 2, 2029 and require settlement through the cash payment to the Company of the exercise price of such Stakeholder Warrant (“Cash Exercise Stakeholder Warrants”). Fifty percent of the Stakeholder Warrants will expire on April 30, 2032 and require settlement through the forfeiture of shares of common stock to the Company equal to the exercise price of such Stakeholder Warrants (“Net Settle Stakeholder Warrants”). Each Cash Exercise Stakeholder Warrant is exercisable for 0.20313 shares of our common stock (“Cash Exercise Stakeholder Warrant Shares”). Each Net Settle Stakeholder Warrant is exercisable for 0.20313 shares of our common stock (“Net Settle Stakeholder Warrant Shares” and, collectively with the Cash Exercise Stakeholder Warrant Shares, the “Stakeholder Warrant Shares”). The Stakeholder Warrants became exercisable pursuant to their term on July 28, 2025.
The Stakeholder Warrants are listed on the NASDAQ Global Select Market and began trading on May 7, 2025. The Cash Exercise Stakeholder Warrants trade under the symbol “ASPSZ” and the Net Settle Stakeholder Warrants trade under the symbol “ASPSW”.
Employees
As of December 31, 2025, we had the following number of employees:

	United States	India	Uruguay	Luxembourg	Consolidated Altisource

Total employees	204	942	82	8	1,236

Table of Content
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
•    the Bank Secrecy Act;
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
•    the National Housing Act;
•    the New York Real Property Actions and Proceedings Law (“RPAPL”);
•    the Real Estate Settlement Procedures Act (“RESPA”);
•    the Secure and Fair Enforcement for Mortgage Licensing (“SAFE”) Act;
•    the Servicemembers Civil Relief Act (“SCRA”);
•    the Telephone Consumer Protection Act (“TCPA”);
•    the Truth in Lending Act (“TILA”);
•    Unfair, Deceptive or Abusive Acts and Practices statutes (“UDAAP”); and
•    Applicable state laws addressing consumer data privacy, use or disclosure.

In addition, an increasing number of U.S. states (including California, Virginia, Colorado, Connecticut, Texas and others) have enacted comprehensive privacy, data-governance, automated-decision-making, and consumer-rights laws, with additional states adopting similar laws each year. These laws impose requirements relating to data-minimization, consent, sensitive-data handling, individual rights requests, data-protection assessments, and restrictions on certain automated decision-making practices.

In addition to federal and state laws regarding privacy, data security and processing, and automated decision-making practices, we are also subject to legal requirements concerning data protection and processing and use of artificial intelligence in the countries in which we operate. Additionally, certain of our entities are or may be subject to the EU General Data Protection Regulation (“GDPR”). The European Union has also adopted the EU Artificial Intelligence Act, which imposes obligations on providers and deployers of certain artificial intelligence systems based on risk classification. Depending on the nature of the Company’s technology or services used within the EU, additional governance, documentation, testing, or oversight requirements may apply.

We are also subject to the requirements of the Foreign Corrupt Practices Act (“FCPA”) and comparable foreign laws due to our activities in foreign jurisdictions.

Table of Content
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
Our principal Internet address is www.altisource.com. We are providing the address to our website solely for the information of investors. The information contained on, or accessible through, our website is not a part of, nor is it incorporated by reference into this Form 10-K. We promptly make the reports we file or furnish with the SEC, corporate governance information (including our Code of Business Conduct and Ethics), select press releases and other related information available on this website.
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

Table of Content
Summary
•We derive a significant portion of revenue from Onity and Rithm. The Rithm Brokerage Agreement expired on August 31, 2025 and was not renewed. Separately, Rithm notified Onity of termination of its subservicing agreement effective January 31, 2026. Any material reduction in referrals, MSR volumes or scope of services, or termination by either customer, would adversely affect our revenue, liquidity and financial condition.
•Technology failures or intellectual property disputes could disrupt operations, impair service delivery and increase costs or regulatory exposure.
•Cyberattacks, ransomware, data breaches, AI exploitation or other security incidents could disrupt operations, expose us to liability, penalties or litigation and materially harm our financial condition and reputation. Insurance may be unavailable or insufficient.
•Failure to prevent or detect fraudulent activity could result in financial loss, liability and reputational harm.
•Unauthorized access, disclosure or processing of proprietary or personal information, or non-compliance with privacy, data protection, AI or notification laws, could result in investigations, fines, litigation and significant costs.
•Business interruptions, pandemics, governmental shutdowns or system failures may not be adequately addressed by our continuity and recovery plans, resulting in operational or compliance disruptions.
•Formation of a stockholder “group,” change-of-control events or certain business sales may trigger termination or default rights under material agreements, limiting strategic flexibility.
•Certain economic or housing market conditions adverse to our businesses could reduce demand for certain of our services.
•Government shutdowns or funding lapses affecting courts or agencies could delay foreclosures and REO activity, reduce volumes and impair performance metrics.
•Failure to adapt to technological change, regulatory developments or customer consolidation may reduce demand or competitiveness.
•Restrictions on online foreclosure or REO auctions could negatively impact our auction and brokerage revenues.
•Changes reducing the frequency or requirement for default or origination services may decrease demand for certain of our services.
•Reduced foreclosures, constrained REO supply, buyer participation limits or inability to meet contractual performance metrics could adversely affect our default and related services.
•Changes to brokerage commissions, auction fees or other transaction compensation structures could reduce revenues.
•Anticipated sales from awarded contracts or pipeline opportunities may not materialize or may be delayed.
•Our remote work environment may reduce productivity, impair controls and increase cybersecurity, tax and regulatory risks.
•Reliance on vendors exposes us to service failures, pricing increases, compliance deficiencies and potential liability for vendor misconduct.
•Reclassification of contractors as employees could result in taxes, penalties and increased compensation costs.
•Loss of key directors, executives or personnel, or difficulty attracting leadership in Luxembourg, could adversely affect operations.
•Failure to attract and retain skilled and licensed employees could impair service delivery and growth.
•International operations expose us to political, economic, corruption, sanctions, trade and labor risks.
•We do not expect to pay cash dividends; stockholder returns depend on stock appreciation.
•Our relatively small market capitalization may increase stock volatility, limit liquidity and restrict access to capital or analyst coverage.
•Issuance of additional shares, exercise of warrants or vesting of equity awards could dilute stockholders and affect trading prices.
•The market price and trading volume of our common stock and Stakeholder Warrants have been and may remain volatile, and significant resales could increase volatility or lead to litigation.
•Public float limitations restrict our use of Form S-3 and may impair our ability to raise capital efficiently.
•Significant ownership by lender stockholders may create conflicts.
•Insufficient cash flow, limited capital access or reduced borrowing capacity could impair liquidity and strategic flexibility.

Table of Content
•Our indebtedness, variable interest rates, mandatory prepayments and covenant restrictions limit financial flexibility and increase sensitivity to performance.
•Failure to comply with loan covenants could result in default, acceleration and enforcement against collateral.
•We may be unable to repay or refinance debt at maturity on favorable terms or at all.
•Luxembourg net operating loss may expire unused, and changes in tax laws, audits or transfer pricing determinations could result in additional taxes, interest, penalties and reduced realization of deferred tax assets. Impairment of goodwill or intangible assets could require write-downs and reduce earnings.
•Loss, misappropriation or insolvency of financial institutions holding our cash or escrow funds could result in unrecoverable losses.
•Currency exchange rate fluctuations could increase costs and reduce profitability.
•As a Luxembourg company, stockholder rights differ from those of U.S. companies, enforcement of judgments may be difficult, and Luxembourg requirements may increase compliance burdens and limit operational flexibility. Challenges to Luxembourg tax treatment or interpretations could result in additional liabilities.
•Changes in trade, tariff or cross-border tax policies affecting foreign service providers could increase costs or reduce competitiveness.
•Extensive and evolving regulation may require operational changes and expose us to audits, penalties or litigation.
•Loss or suspension of required licenses could restrict our ability to provide services.
•Violations by customers in selecting or using our services could expose us to liability.
•Allegations of legal violations or litigation could result in penalties, customer loss or operational restrictions.

Risks Related to Our Business and Operations
We earn a significant portion of our revenue in connection with providing services to two customers.
A significant portion of our revenue is earned from providing services to Onity and Rithm. The Rithm Brokerage Agreement expired on August 31, 2025 and was not renewed. Rithm has no contractual obligation to continue to use Altisource for REO management or provide referrals. However, following the expiration of the Rithm Brokerage Agreement, Rithm has continued to provide discretionary referrals with limited exceptions. Any reduction or cessation would negatively affect related brokerage and ancillary revenue. Additionally, Rithm notified Onity that it is terminating their subservicing agreement effective January 31, 2026. If Rithm were to remove Onity as its subservicer, we would experience a reduction in the volume of services provided to Onity which would negatively impact our business, results of operations, liquidity, and financial condition. If either party substantially reduces the scope or volume of services acquired from us or otherwise ceases using us as a vendor, it would negatively impact our business, results of operations, liquidity, and financial condition. For example, we could experience a reduction in scope or volume of business as a direct or indirect result of the existence or outcome of regulatory matters impacting one or more of these clients, a reduction in the MSRs for which Onity acts as a servicer or subservicer or controls the rights to designate service providers, or a change in the contractual relationship between Altisource and Onity. In addition, providing services to these customers affords us the opportunity to provide certain services to third parties and the loss of these customers or reduction in the quantity of services provided to these customers would also result in the loss or reduction of these additional revenue streams. For example, we may have the opportunity to earn commissions or fees from, or we may be able to provide on-line auction services, title insurance and escrow services, or other services to, buyers on certain real estate transactions, and the loss or reduction in the number of these customers would also prevent us from offering these additional services related to the underlying transaction. Customer concentration also exposes us to concentrated credit risk, as a significant portion of our accounts receivables may be from one or both of these customers.
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

Table of Content
Technology disruptions, failures, defects, inadequacies, delays, difficulties in implementing technology modifications, acts of vandalism, the introduction of harmful code or intellectual property disputes could damage our business operations and relationships with clients and stakeholders, and increase our costs.
We rely on critical technology to provide certain of our services, including our proprietary platforms such as Hubzu real estate marketing, Equator, Equator.com, LOLA, Keystone, REALSynergy, RentRange, Trelix Connect, Vendorly®, and others . Certain of these technologies incorporate licensed open source and third-party code or may be created or maintained using artificial intelligence, low-code, or similar techniques, each of which carry inherent risks. Any material defect, outage, data integrity issue, or required redesign could disrupt our services and negatively impact revenue and customer relationships. The use of outdated, unsupported, unpatched, misconfigured, or improperly licensed components or third-party libraries could expose us to cybersecurity vulnerabilities, operational failures, service disruptions, business interruptions, or intellectual-property disputes.
We also depend on access to critical third-party technology and data sources, including MLS feeds, GSE systems, application programming interfaces (APIs), and consumer credit-reporting data. Loss, restriction, degradation, or increased cost of access to any such technology or data sources could impair our ability to perform services, meet contractual or regulatory requirements, satisfy service-level expectations, or retain customers
The integration of artificial intelligence into our services and operations introduces distinct risks, including operational failures unrelated to malicious misuse, training-data vulnerabilities, transparency and explainability obligations, automated-decision-making restrictions, and emerging state and federal artificial intelligence governance requirements. Failure to manage these risks could result in defective outputs, disclosure of proprietary or personal information, operational failures, regulatory scrutiny, customer disputes, or litigation.
We also leverage third-party technology to provide certain of our services, including using third-party order-management and billing technology, and using third-party technology to access data or take actions, such as governmental filings, and externally hosted and managed data centers and operating environments. Our reliance on one or more major cloud-service providers for hosting, storage, and processing creates concentration risk. Outages, service limitations, pricing increases, security failures, or termination of services by these providers could disrupt our operations, impair service delivery, increase costs, or require significant time and investment to migrate to alternative environments. Any such event could negatively impact our business, customer relationships, or results of operations.
Many of our services and processes require effective interoperation with internal and external technology platforms, data feeds, services and other systems. Failures in such interoperation may result in service disruptions, service level agreement breaches, regulatory exposure, or other negative impact on our operations and the operations of our customers. Our customers may require modifications to the services we provide to them to manage the volume and complexity of or laws or regulations applicable to their businesses, or to interoperate with other systems, which modifications may be unfeasible, unsuccessful, costly or time-consuming to implement, or may create disruptions in our provision of systems to customers. Our customers may refuse to agree to modifications to technology or infrastructure services which we provide or which interoperate with the technology or infrastructure services we provide and we believe are desirable to improve the reliability, performance, efficiency or cost in delivering services. Additionally, the improper implementation or use of Altisource services, such as Equator and others, by customers could adversely impact the operation of our services. The foregoing could potentially cause harm to our reputation, loss of customers, negative publicity, or exposure to liability claims or government investigations or actions.
Cyberattacks, ransomware, data breaches, malicious activity or other security incidents targeting our systems, data or platforms could disrupt our operations, expose us to liability, and materially harm our financial condition and reputation.
Because we store and process consumer information and operate public-facing technology platforms, including our Hubzu marketing platform, we may be a target for network hackers or others with malicious intent. We may be subject to ransomware attacks or other attempts by malicious third parties to interrupt or prevent our access to systems or data to extract payment of a ransom or meet other conditions. We may determine that it is necessary or expedient to pay a ransom or meet other conditions which could be harmful to the Company in seeking to regain access to our systems or data. There can be no guarantee that paying a ransom or satisfying conditions would enable us to regain access to our systems or data or that the same would not be corrupted or made more vulnerable to subsequent attacks. If we were to pay a ransom or satisfy other conditions, our actions could encourage further malicious acts. We may not be able to recover ransom from the third-party malicious actors.
We may not have insurance coverage for any resulting losses or may be unable to recover our losses from insurance. Our cyber, technology, errors and omissions, and other insurance coverages may be unavailable, insufficient, subject to exclusions, limited by aggregate caps, contain retroactive-date gaps, or may not apply to certain cyber incidents, operational failures, or regulatory

Table of Content
actions. We may also be unable to renew coverage on favorable terms or obtain coverage. Any uncovered losses could materially impact our liquidity, financial condition, or results of operations.
Malicious exploitation of artificial intelligence models — such as model-poisoning attacks, prompt-injection, input-manipulation, or inference attacks — could compromise the integrity of our systems, expose proprietary or personal information, or disrupt operations. These risks are distinct from normal AI operational risks and may increase as AI adoption may expand. We depend on our ability to use services, products, data, infrastructure and solutions provided by third parties to maintain and grow our businesses.
We may not successfully prevent or detect fraudulent activity which could harm our services, clients, third parties, reputation, and our results of operations.

Our provision of certain services in connection with real estate-related transactions relies upon information provided by and actions of employees and in some cases third parties, including our vendors and customers, and upon certain technology systems. The provisions of such services could be negatively impacted by fraudulent or incorrect information provided by employees or third parties. Vulnerabilities in technology systems and controls on which we rely to provide certain services could permit employees or third parties to introduce fraudulent information into those systems or otherwise compromise those systems or applicable controls, impacting our ability to provide services without error, negatively impacting, us, our clients and third parties.
Employees and third parties have, in the past, engaged in fraudulent activity and may attempt to do so in the future. This activity may result in, among others, transferring funds or real estate property titles to fraudulent actors, paying for services which were not performed or failed to meet applicable requirements, disbursing construction funds when applicable conditions have not been satisfied, selling real estate for below market values, issuing title insurance based on fraudulent ownership documentation, underwriting mortgage applications based on fraudulent information, and insuring fraudulent mortgages. Persistent and pervasive fraudulent activity may harm our client relationships and our reputation and could result in financial loss, thereby adversely affecting our business and results of operations.
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

Table of Content
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
In addition, under our long-term agreements with Onity, beginning September 1, 2028 a change of control of Altisource to a competitor of Onity would give Onity a contractual right to terminate the agreement if Onity reasonably believes the transaction may negatively impact it and the parties cannot agree on remedial actions. These agreements also provide that, after September 1, 2028, a sale or transfer to an Onity competitor of all or part of the Altisource business supporting Onity— even if not constituting a change of control of Altisource — would give Onity a right to terminate the applicable services if the parties cannot agree on remedial measures. These provisions may limit our flexibility to pursue certain strategic transactions, including change-of-control transactions or sales of business lines, and could delay, restrict or prevent transactions that might otherwise be in the interests of our shareholders.
Risks Related to Our Industry
Changes in economic and market conditions that depress residential real estate sales, values or mortgage origination volumes could negatively impact demand for our services.
Economic or market fluctuations such as a low number of residential real estate sales, depressed sales prices or values of residential properties or origination volumes or lengthy sales transaction timelines could reduce the demand for certain of our services related to marketing and real estate sale transactions, including services ancillary to such transactions, such as closing services and title insurance services. Typically, the volume of residential property sales decline and transaction timelines increase as residential mortgage interest rates increase, financing options and availability for borrowers decline or consumer confidence falls. Governmental actions or announcements intended to influence mortgage interest rates or mortgage market functioning, including large-scale purchases of mortgage-backed securities by government-sponsored enterprises or other policy interventions, may alter borrower and investor behavior, and create volatility in origination, refinancing, servicing and default activity. These actions may be reversed, modified, delayed, or challenged through legislative, regulatory or judicial processes, making the timing and demand for our services less predictable and potentially adversely affecting our results of operations. A reduction in the volume of real estate transactions or the sales price of real estate could negatively impact our residential real estate brokerage and auction businesses which earn commission fees generally set as a percentage based on the property sale price. Demand for services from other businesses, such as mortgage origination, valuation, title and closing, may also decline as a result of depressed residential real estate transaction volumes including from increased residential real estate values or mortgage interest rates. Residential real estate value appreciation typically increases equity in borrowers’ homes providing borrowers with more options to avoid foreclosure, potentially reducing foreclosure auction and REO referrals and ancillary services such as closing and title insurance services.
Economic or market fluctuations that depress the volume or value of residential mortgage origination or refinancings could depress the demand for our mortgage origination and mortgage insurance related services, including those provided to members of the Lenders One mortgage cooperative. Relatively high residential mortgage interest rates or a scarcity of financing availability for borrowers, potentially due to an inflationary environment or government actions, could depress demand for these services. Elevated residential real estate values could also depress the number of sale transactions, leading to a decrease in new mortgage origination.

Table of Content
Government shutdowns, funding lapses or other disruptions affecting federal, state or local governmental operations could adversely affect our business, results of operations and cash flows.
A full or partial shutdown of federal, state or local government operations, or a lapse in appropriations or funding, could delay, restrict or suspend the operations of courts, bankruptcy courts, recording offices and governmental authorities involved in residential mortgage servicing, foreclosure, eviction and REO conveyance, including HUD, the Federal Housing Administration (“FHA”), VA, USDA and government-sponsored enterprises. Such disruptions could slow or halt foreclosure proceedings, approvals, recordings, REO conveyance, marketing and sale activities, create operational backlogs that persist after governmental operations resume, and reduce or delay the volume and timing of orders for our services. Government shutdowns or funding lapses could also adversely affect liquidity in REO and residential real estate markets, lengthen transaction timelines, increase costs, adversely affect pricing, and impair our ability to meet contractual performance metrics tied to conversion rates, aging, time-on-market or other percentage-based or timing requirements. Any failure to satisfy applicable service levels or performance metrics could result in reduced volumes, fee adjustments, termination of services or loss of referrals by customers, which could negatively impact our business, cash flows, results of operations and financial condition.
A depressed rate of residential mortgage delinquencies, defaults or foreclosures, and REO volume can negatively affect demand for certain of our services.

We provide certain services to residential mortgage servicers and subservicers, as well as government sponsored entities, federal agencies and others, to protect, preserve, manage and potentially dispose of properties securing residential mortgage loans, when such loans become delinquent, default, undergo foreclosure or become REO assets. Rates of residential mortgage delinquencies, defaults and foreclosures, and REO volume can be negatively impacted by numerous factors, such as strengthening economic conditions, increasing housing equity from high home values, low residential mortgage interest rates, reductions in the number of residential mortgages outstanding, reductions in homeownership levels or governmental or servicer action. National servicing standards, federal and state government scrutiny and regulation, requirements specifying loan loss mitigation, modification and foreclosure procedures, rules instituted by governmental authorities, GSEs, servicers or investors preventing actions related to loan delinquencies and foreclosures, including moratoriums on foreclosures and mortgage payment forbearance plans, may also reduce the number of mortgage loans entering the foreclosure process or suspend pending foreclosure and eviction actions. Such conditions could negatively impact demand for our default services. Depressed rates of residential mortgage delinquencies, defaults, foreclosures and REO volume would likely negatively impact demand for our services related to non-judicial foreclosures, inspecting, maintaining, valuing, marketing and selling such assets. Policies or programs intended to improve housing affordability, suppress borrowing costs, extend loan amortization periods or otherwise seek to increase borrower leverage, may distort housing market dynamics or delay or suppress the normal progression of credit stress and foreclosure activity and could reduce near-term demand for our default-related services, obscure underlying credit conditions or disrupt historical demand patterns. These effects could adversely affect the timing, volume and mix of our default and transactional service activity, impair planning and resource allocation, reduce operating efficiency, and increase volatility and unpredictability in our results of operations.
If faced with an extended period of depressed demand for and revenue from certain of our services as a result of economic conditions, borrower loss mitigation or relief measures, or due to government, GSE, servicer or investor restrictions related to loan delinquencies and foreclosures, including moratoriums on foreclosures and mortgage payment forbearance plans, we may be unable to sufficiently adjust our cost structure, in our operations that provide such impacted services or at the corporate level, to avoid negative impacts to net revenue or profits. We also may be unable to maintain our ability to offer such services in the future. The expiration dates of certain requirements, loss mitigation or relief measures that impact demand for our services may be indefinite or extended in the future making it difficult to predict when such requirements or measures may end. In response to such conditions, we may be required to modify or suspend such operations which could negatively impact our ability to timely respond to an increase in demand for such services or to provide such services in the future, or which could cause us to incur significant expense to restart or scale such services in response to an increase in demand.
We may fail to adapt our services to changes in technology or in the marketplace related to mortgage servicing or origination, changing requirements of governmental authorities, GSEs and customers. Customers may seek to reduce the number of their service providers.
The markets for our services are characterized by constant technological and other changes, frequent introduction of new services by competitors, and evolving industry standards and government regulations. We frequently develop and introduce new services and technologies and modify existing services and technologies. Our future success depends on our ability to complete these efforts, enhance our services and technologies, and developing new services that address changes in technology, competing services, applicable marketplaces, or customer needs. These efforts carry risks, including of cost overruns, delays,

Table of Content
lack of market acceptance, and performance shortfalls. There is no assurance that we will successfully develop, enhance, market, sell, or implement new or improved technologies or services.
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
A reduction in residential foreclosures or the supply or sale of REO in the United States could reduce the demand for services, including foreclosure trustee, foreclosure auction, REO asset management, REO property inspection and preservation, real estate brokerage, real estate auction and marketing services, as well as sales of REO, especially in cases where more loans are resolved prior to foreclosure or sold at foreclosure auctions, and therefore do not convert to REO. REO properties, or lower sales volumes, could impair our ability to meet certain contractually required service metrics, including conversion percentage requirements, as the size of the applicable REO inventory declines and the remaining properties are often the most difficult to sell. Reduced volumes may also diminish operating efficiencies, increase per unit costs, and make it more challenging to secure and retain vendors at economically viable scale.
Proposals or actions which seek to limit or restrict participation by institutional investors or other buyer classes in single-family housing or REO markets could depress demand for REO, change the composition of the pool of potential REO buyers, lengthen REO sales cycles, or negatively impact pricing for REO assets. Any such developments could adversely affect demand for our REO disposition, auction, brokerage, marketplace and related services, increase execution complexity, reduce the value of REO and associated sales commission and auction fees, or impair our ability to satisfy contractual performance metrics.
In addition, changes in policies, regulations, or program requirements imposed by federal housing agencies or government-sponsored enterprises, including the FHA, HUD, Fannie Mae and Freddie Mac, could adversely affect foreclosure and post-foreclosure processes, auction participation, reimbursement programs and related economics. For example, changes to foreclosure bidding requirements, credit bidding thresholds, eligibility for claims without conveyance of title or similar programs, reimbursement of foreclosure or auction-related costs, conveyance requirements, or other loss mitigation and post-foreclosure programs could reduce the volume of assets eligible for third-party sale, alter servicer behavior at foreclosure auctions, reduce referral volumes, lengthen timelines, negatively impact pricing or fees associated with foreclosure auctions and REO disposition services, or impair our ability to meet contractual performance metrics. Governmental actions that influence mortgage interest rates, mortgage-backed securities markets, or participation by certain buyer classes in residential real estate markets could further reduce demand for our services or increase volatility in volumes and execution complexity.
We may not be able to effectively manage rapid or unanticipated increases in foreclosures or the supply, sale price or sale of REO which could negatively impact our ability to satisfy service level metrics that are tied to conversion rates or other percentage requirements. For example, if a service metric specifies that a certain percentage of the total REO inventory is to be sold within a defined period of time, a rapid increase in the total REO inventory may increase the risk of failing to meet the defined percentage metric during the period required to prepare the newly added REO to be marketed. Some of the service metrics which may be impacted include those related to REO conversion rates, aging of REO, time on market and sale price

Table of Content
compared to valuation. If we fail to satisfy applicable performance metrics or perform in a manner satisfactory to our customers, such customers may reduce the services they acquire from us or otherwise terminate us as a service provider.
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

Table of Content
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
Our success is dependent on the efforts and abilities of members of our Board of Directors, our executive officers and other key employees, many of whom have significant experience in the real estate and mortgage, financial services and technology industries or play a substantial role in our relationship with certain customers. In addition, certain executive officers or other key employees have relationships with certain customers or vendors that facilitate our business and operations. The loss of the services of any of these members of our Board of Directors, executives or key personnel could have an adverse effect on our business and results of operations or relationships with certain customers or vendors.
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

Table of Content
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
We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate we will declare or pay any cash dividends for the foreseeable future. In addition, the terms of applicable debt agreements may preclude us from paying dividends. Any return to shareholders could therefore, be limited to potential stock appreciation.
Our smaller market capitalization could increase the volatility, and limit investors in and analyst coverage, of our stock
As a company with a relatively small market capitalization, our stock may be subject to increased volatility compared to larger, more established companies. Small-cap stocks can experience greater price fluctuations due to lower trading volumes, which may result in limited liquidity for shareholders. This volatility may make it more difficult for investors to buy or sell shares at favorable prices. Additionally, our market capitalization may make it harder to access capital through public markets or secure favorable financing terms. Furthermore, the limited liquidity and volatility of our stock may restrict certain institutional investors, such as mutual funds or pension funds, from investing, as they may have policies that exclude smaller-cap companies.
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
Issuing new shares of common stock or other securities could dilute the economic and voting interests of current shareholders. We have 250 million authorized shares of common stock, approximately 11.3 million of which were outstanding as of February 26, 2026. The unissued shares are available for future issuance by our Board of Directors. Our Board of Directors has the authority to issue shares without requiring shareholder approval and may, under certain circumstances, limit or cancel the preferential subscription rights of shareholders. If the Board exercises this authority, shareholders may not have the opportunity to participate in future issuances on a pro rata basis and could have their economic and voting interests diluted.
In addition, as of February 26, 2026, the Stakeholder Warrants could be exercised for up to approximately 14.3 million shares of common stock at an implied per share exercise price of $9.5998 per share. In addition, as of February 26, 2026, we had approximately 0.6 million RSUs outstanding. Outstanding warrants and RSUs entitle the holders thereof to receive shares of our common stock upon the exercise of the warrants or the vesting of RSUs. If the Stakeholder Warrants are exercised and/or the outstanding RSUs vest, a significant number of additional shares of common stock will be issued, which could adversely

Table of Content
impact the trading price of our common stock and would further dilute the economic and voting interests of existing shareholders. Similarly, any future equity grants to employees, executives, or directors under the Equity Plan, or issuance of additional warrants, if exercised, would increase the number of outstanding shares, further diluting the ownership percentage of existing shareholders.
The market price and trading volume of our common stock and Stakeholder Warrants has been and may continue to be volatile.
The price of our common stock has fluctuated significantly, and it may continue to do so. As of February 26, 2026, the closing price of our common stock on the Nasdaq Global Select Market was $7.94. From May 28, 2025 (the first day of trading of our common shares after we consolidated our common shares at a ratio of 1-for-8) to February 26, 2026, the closing price of our common stock on the Nasdaq Global Select Market ranged from a high of $15.04 to a low of $4.34. The price of our common stock may continue to fluctuate due to a variety of factors, including those set forth in this Item 1A of this Annual Report Form 10-K (this “Form 10-K”).
The resale of the Debt Exchange Shares has been registered under the Securities Act of 1933, as amended, on a registration statement filed with the SEC (the “Resale Registration Statement”), which covers the resale of up to 7,224,028 of our common shares, or approximately 66% of our outstanding common shares as of December 31, 2025. Accordingly, the Debt Exchange Shares may be freely sold pursuant to that Resale Registration Statement. Further, certain persons that may sell shares of our common stock pursuant to the Resale Registration Statement beneficially own a significant percentage of our common stock. Matthew Winkler, a member of our Board of Directors, is a Managing Director at Benefit Street Partners, LLC (“BSP”), which is an investment adviser registered with the SEC pursuant to the Investment Advisers Act of 1940, as amended. BSP serves, either directly or through one or more of its advisory affiliates, as the investment adviser to several funds that beneficially own in the aggregate 3,945,232 shares of our common stock (including 2,173,114 shares of common stock issuable upon exercise of Stakeholder Warrants), or approximately 36% of our common stock as of December 31, 2025. Mary C. Hickok, a member of our Board of Directors, serves as Managing Director at Deer Park Road Management, LP (“Deer Park”), which is the investment manager for certain funds that beneficially own 3,340,589 shares of common stock (including 1,855,050 shares of common stock issuable upon exercise of Stakeholder Warrants), or approximately 30% of our common stock as of December 31, 2025. The resale of many of the shares beneficially owned by BSP and Deer Park are covered by the Resale Registration Statement.
The potential for large-scale resales of the Debt Exchange Shares by significant shareholders or otherwise in the public market, or the perception that such sales could occur, may contribute to significant fluctuations in the trading volume and trading price of our common stock. Volatility in our stock could negatively affect investor confidence and impair our ability to raise additional capital in future equity financings.
Additionally, the existence of the Stakeholder Warrants may further affect trading patterns and market price dynamics. If the market price of our common stock exceeds the Implied Per Share Exercise Price of the Stakeholder Warrants, a substantial number of shares could be issued upon exercise of the Stakeholder Warrants. The potential for such issuances and the resulting dilution could adversely affect trading volume and market price.
In addition, the trading prices of the Stakeholder Warrants has also fluctuated significantly. As of February 26, 2026, the closing prices of the Cash Exercise Stakeholder Warrants and the Net Settle Stakeholder Warrants and the on the Nasdaq Global Select Market were $0.33 and $0.39, respectively. From May 7, 2025 (the first day of trading of Stakeholder Warrants) to February 26, 2026, the closing price of the Cash Exercise Stakeholder Warrants ranged from a high of $1.13 to a low of $0.21 and the closing price of the Net Settle Stakeholder Warrants ranged from a high of $1.15 to a low of $0.28, in each case, on the Nasdaq Global Select Market.
We may take advantage of specified reduced disclosure requirements applicable to a “smaller reporting company” or a “non-accelerated filer” under Regulation S-K, and the information that we provide to shareholders may be different from the information they might receive from other public companies.
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

Table of Content
We intend to utilize these allowances until we no longer qualify as a smaller reporting company or are no longer a “non-accelerated filer”, as applicable. Therefore, the information we provide shareholders may differ from that provided by other public companies which are not smaller reporting companies. If some investors find our shares less attractive as a result, our stock could experience reduced trading activity and increased volatility in the market price.
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
We registered the sale of $100,000,000 of common stock and warrants on Form S-3 on December 12, 2022 (the “Form S-3”), of which $62.5 million remains available as of the date of the filing of this Form 10-K. However, our public float was less than $75.0 million as of the date of filing of this Annual Report on Form 10-K. As a result, under General Instruction I.B.6 to Form S-3, the amount of funds we can raise through primary public offerings of securities, in any 12-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of our common stock held by our non-affiliates. We are subject to this limitation until such time as our public float exceeds $75.0 million. If we are required to file a new registration statement on another form, we may incur additional costs and be subject to delays due to review by the SEC. As of February 26, 2026, our public float (i.e., the aggregate market value of our outstanding equity securities held by non-affiliates) was approximately $18.9 million, based on 2.4 million shares of outstanding common stock held by non-affiliates and on the closing price of $7.94 per share of our common stock, as calculated in accordance with General Instruction I.B.6 of Form S-3. In accordance with General Instruction I.B.6 of Form S-3, we can only sell $6.3 million (one-third of our public float) of common stock and warrants pursuant to the Form S-3 in a 12-month period, and that amount will not increase unless the market value of the shares of our common stock held by our non-affiliates increases.
Volatility in the trading price of our common stock or other securities could result in litigation.
In the past, following periods of volatility in the market price of a company’s securities, shareholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and divert management’s attention adversely affecting profitability and reputation.
Risks Related to Shareholder Structure and Governance
The individual and collective interests and objectives of the lenders under our New Facility which are also our shareholders (collectively, the “Lender Shareholders”) may conflict with those of our other shareholders.
As a result of the Transactions, the Lenders received approximately 63.5% of our outstanding common stock (including RSUs granted to management) as of the closing of the Transactions. The individual and collective interests and objectives of Lender Shareholders may not align or may conflict with those of our other shareholders. Lender Shareholders may, as shareholders or lenders, take actions or support decisions that prioritize debt recovery over equity appreciation, pursue strategies that prioritize short-term liquidity at the expense of long-term growth, or resist initiatives requiring additional capital investment that could dilute their ownership or delay repaying of the debt.
Because the Lender Shareholders collectively hold a significant portion of our outstanding common stock, they may exert significant influence over the composition of our Board of Directors, operational decisions, and key business initiatives, which may not align with the interests of non-debt-holding shareholders. In particular, two directors currently serving on our Board were nominated by the Lender Shareholders pursuant to one-time nomination rights granted in connection with the Transactions and were elected at our most recent annual meeting of shareholders. One of these directors is Matthew Winkler, a Managing Director at BSP, which through its affiliates, is a Lender Shareholder. In addition, a third director, Mary C. Hickok, is employed by Deer Park, which, through its affiliates is a Lender Shareholder.
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

Table of Content
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
In addition, our liquidity could be adversely affected by an inability to access the capital markets, volatility in the capital markets, unforeseen outflows of cash, funding for contingencies and increased regulatory liquidity requirements.
Our ability to borrow money could be limited, or our cost of borrowing could increase, due to volatility in the capital markets, worsening terms on which credit is available or limitations in our loan agreements. In addition, our financial results, reduced revenue or cash flow, or volatility in the markets which we support, could negatively impact our customer and prospective customer relationships, as well as our ability to borrow or our ability to continue to satisfy the covenants and terms of our loan agreements. If we were to have a default under our loan agreements, we would not be able borrow additional funds under our existing agreements and our lenders could seek to enforce the remedies available to them under our loan agreements. A reduction in our ability to borrow funds to support our operations or a reduction in cash flow would also reduce our ability to pursue our business strategy to diversify and grow our customer base. Significant litigation, regulatory penalties, indemnification obligations, or settlements could require substantial cash outflows, impair liquidity, reduce capital available for operations, or cause us to breach covenants under our loan agreements.
Our level of debt and the variable interest rate on our New Facility and the Super Senior Facility make us sensitive to the effects of our financial performance and interest rate increases; our level of debt and provisions of the New Facility and the Super Senior Facility could limit our ability to react to changes in the economy or our industry.
Our term loans under the New Facility and Super Senior Facility expose us to potential risks because a portion of our cash flows from operations and current cash on the balance sheet is dedicated to servicing our debt and is not available for other purposes. The term loans under the New Facility and the Super Senior Facility are secured by virtually all of our assets.
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
•if we have Consolidated Excess Cash Flow, requiring us to prepay the debt by the lesser of (a) 75% of the Consolidated Excess Cash Flow and (b) the amount that would leave the Company with no less than $30 million of total cash on the balance sheet to prepay outstanding debt, beginning with the fiscal year ending December 31, 2025;
•to the extent we receive proceeds from the exercise of the Cash Exercise Stakeholder Warrants, requiring us to use 95% of the proceeds to prepay debt; and
•placing us at a competitive disadvantage by limiting our ability to invest in our business.
Our ability to make payments on our indebtedness depends on our ability to generate cash in the future. As a result of low default, foreclosure and REO levels, and lower origination volumes, compared to historical levels, our cash flows were and remain severely impacted. There can be no assurance that we will be able to achieve historical levels of revenues and cash flows (adjusted for businesses sold or discontinued). If we do not generate sufficient cash flows and do not have sufficient cash on hand to meet our debt service and working capital requirements, we may need to seek additional financing, raise equity, or sell assets, and our ability to take these actions may be limited by the terms of the New Facility and the Super Senior Facility or the market.
In addition, the New Facility and the Super Senior Facility contain covenants that limit our flexibility in planning for, or reacting to, changes in our business and our industry, including limitations on incurring additional indebtedness, making

Table of Content
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
We may be unable to repay or refinance the balance of our loans under the New Facility or the Super Senior Facility prior to maturity, particularly if cash from operations is not sufficient, assets are not readily available for sale, or we are unable to refinance on favorable terms or at all.
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
We could be forced to sell assets or reduce costs under unfavorable circumstances to make up for any shortfall in our payment obligations. We may be unable to sell assets or reduce costs quickly enough or for sufficient consideration to enable us to meet our obligations. Failure to meet our debt service obligations would result in an event of default under our loan agreements which, if not cured or waived, could result in the holders of the defaulted debt causing all outstanding amounts with respect to that debt to be immediately due and payable and permit lenders to execute applicable security interests. If we were to default on our debt, our lenders could take action adverse to our interests under the loan agreements, including seeking to take possession of applicable collateral, negatively impacting our future operations or ability to engage in other favorable business activities. Additionally, a default could result in conditions triggering termination events under certain of our client or vendor agreements, which could negatively impact our revenue, cash flow, or ability to provide services. If we are unable to agree upon a resolution with our lenders, we might seek applicable legal protections, including under bankruptcy law, which could further provide certain of our customers or vendors the ability to terminate our agreements.
We have a significant net operating loss recognized by our Luxembourg entities. We may not be able to fully utilize this deferred tax asset before the net operating loss expires.
As of December 31, 2025, our Luxembourg entities have net operating losses of approximately $2.1 billion, creating a deferred tax asset of $498.9 million. The Company has recognized a full valuation allowance with respect to this deferred tax asset. The net operating losses are scheduled to expire between the years 2034 and 2042. If our Luxembourg entities are unable to generate sufficient pretax income prior to the expiration of the net operating losses, the Company may not be able to fully utilize this deferred tax asset. In addition, changes in our structure or operations could prevent us from fully realizing some or all of the benefit of such deferred tax asset.
We have significant investments in goodwill and intangible assets recorded as a result of prior acquisitions and an impairment of these assets would require a write-down that would reduce our net income.

Table of Content
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
Risks Relating to Luxembourg Organization and Ownership of Our Shares
We are a Luxembourg company. The rights of shareholders under Luxembourg law may differ in certain respects from the rights afforded to shareholders of companies organized under laws in other jurisdictions. Luxembourg may also impose additional requirements which may limit our ability to manage the company and respond to market conditions.
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
As a Luxembourg company, we are subject to Luxembourg requirements which may limit our operational flexibility and affect how we manage and govern the Company.
Our corporate governance and activities are subject to Luxembourg’s legal and regulatory framework. Luxembourg law imposes certain requirements regarding corporate structure, board composition, director duties and the conduct and location of board and shareholder meetings. In addition, evolving substance expectations may require that certain strategic decisions, management functions and oversight activities be conducted in Luxembourg, and that directors or officers maintain an appropriate level of local presence and involvement.

These requirements may limit our management and operational flexibility, present challenges to attendance of stockholders annual or extraordinary meetings of the Company, and may increase operational complexity and costs. Failure to comply with Luxembourg legal requirements could result in regulatory scrutiny, tax challenges, reputational harm or other adverse consequences.

Additionally, Luxembourg maintains a rigorous legal framework relating to anti-money laundering (AML) and counter-terrorism financing (CTF), including oversight of corporate governance and internal controls. Compliance with these requirements may require significant resources and ongoing monitoring. Non-compliance could result in penalties, enforcement actions, restrictions on business activities or reputational damage.

Table of Content
Changes in Luxembourg law, regulatory interpretation, tax guidance, or increased enforcement focus on corporate substance or; director presence in Luxembourg, governance oversight or operational decision-making could increase our compliance obligations, limit our operational flexibility, or adversely affect our financial condition, results of operations and growth prospects.
A significant challenge of the Luxembourg tax regime or of its interpretation by the Luxembourg tax authorities, or its application to us or our business could have a negative impact us.
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
Evolving privacy, data-protection, artificial-intelligence, and automated-decision-making regulations may impose new obligations on our technology and services. These requirements may include restrictions on training-data use, data-minimization mandates, documentation and testing obligations, explainability and transparency requirements, risk assessments, or limitations on automated decision-making. Such regulations continue to develop in the United States and in the European Union and EEA, including under U.S. state privacy and artificial intelligence laws, GDPR, and the EU Artificial Intelligence Act. Compliance may require changes to our technology, processes, or services, may increase operational costs, and may expose us to government inquiries, enforcement actions, or litigation.
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

Table of Content
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

Table of Content
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
Our services, regulatory obligations and tax compliance requirements expose us to significant penalties, litigation, customer loss and increased costs.
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
Certain of our subsidiaries provide services in the United States, India and other countries. Those jurisdictions are subject to changing tax environments, which may result in higher operating expenses or taxes and which may introduce uncertainty as to the application of tax laws and regulations to our operations. Furthermore, we may determine that we owe additional taxes or may be required to pay taxes for services provided in prior periods as interpretations of tax laws and regulations are clarified or revised. Changes in laws concerning sales tax, gross recipient tax, dividends, retained earnings, application of operating or other losses, and intercompany transactions and loans, among others, could impact us. We may not be able to raise our prices to customers or pass-through such taxes to our customers or vendors in response to changes, which would adversely affect our results of operations. If we fail to accurately anticipate or apply tax laws and regulations to our operations, we could be subject to liabilities and penalties. We may be unable to take advantage of operating losses or other tax credits to the full extent available or at all due to changes in tax regulations or our results of operations.
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

Table of Content
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

Cybersecurity Risk Management and Strategy
The Company’s cybersecurity risk management strategy focuses on several areas:
•Identification and Reporting: The Company strives to have controls and procedures reasonably designed to identify, assess, manage and respond to cybersecurity threats and incidents, including fulfilling potential public disclosure or reporting requirements as may be applicable.
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
•Independent Assessments: The Company engages independent third-party service providers to support and enhance its cybersecurity risk management program. These third parties perform periodic security testing, assessments, and reviews designed to evaluate the effectiveness of the Company’s security controls and identify potential vulnerabilities. Such activities include: (i) vulnerability assessments and penetration testing of web applications, infrastructure, and select mobile environments conducted using industry-recognized methodologies; (ii) the use of an independent certification body to conduct ISO-based assessments and certifications of the Company’s information security management program; (iii) testing of information technology general controls by an external audit firm as part of the Company’s Sarbanes-Oxley (“SOX”) compliance program; (iv) periodic reviews conducted by the Company’s cybersecurity insurance provider in connection with underwriting and renewal processes; and (v) independent

Table of Content
cybersecurity testing and assessments performed by certain clients as part of their vendor risk management and regulatory oversight processes. Management reviews the results of these third-party activities and incorporates relevant findings into its ongoing cybersecurity risk management efforts.
•Education and Awareness: The Company provides periodic, training for all levels of employees regarding information security, cybersecurity threats, business continuity planning and disaster recovery in an effort to equip Company employees with tools to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes and practices.
•Incident Response and Recovery Planning: The Company’s Security Operations Center (“SOC”), reporting to the CISO, strives to provide 24x7 incident monitoring. If an incident occurs which SOC determines qualifies as a “critical risk” according to predetermined criteria, Company policy requires the SOC to engage an incident management team to assist with evaluating, responding to and managing the response of the incident. The Company has established and seeks to maintain comprehensive incident identification, containment, response and business continuity plans designed to respond to potential cybersecurity incidents. The Company strives to conduct periodic drills and tabletop exercises to test its procedure.
•Third-Party Risk Management: The Company strives to conduct initial and periodic risk evaluations of vendors meeting predefined criteria for heightened cybersecurity risk, based on their access to or provision of critical information systems or data.
The Company strives to conduct periodic assessments of the Company’s policies, standards, processes and practices. Summary results of such assessments are evaluated by the CISO to assist the Company in adjusting its cybersecurity policies, standards, processes and practices; the CISO reviews critical results with the TIS Committee. There can be no assurance that these risks management strategies and assessments will be effective.
Governance
The Company maintains a formal cybersecurity governance structure. The SOC monitors the Company’s information systems on an ongoing basis and escalates identified threats and incidents to CISO. The Company maintains a cross-functional incident response team composed of representatives from the following departments: Information Security, Information Technology, Law and Compliance, and Enterprise Risk.
Significant cybersecurity incidents and risks are escalated to management through the TIS Committee. The Board of Directors receives quarterly updates regarding cybersecurity risk management, threat landscape developments, and mitigation efforts. In the event of a material cybersecurity incident, the Board would be notified and would receive updates regarding investigation status, impact assessment, and remediation activities. The Company conducts periodic incident response drills and tabletop exercises to test its incident response procedures, business continuity plans, crisis management processes, and management preparedness in the event of a significant cybersecurity incident.
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
ITEM 2.    PROPERTIES
Our principal executive offices are located in leased office space in Luxembourg, Grand Duchy of Luxembourg. Our principal leased offices in other countries as of December 31, 2025 include two offices in the United States and one office each in India and Uruguay.
We do not own any office facilities. We consider these facilities to be suitable and currently adequate for the management and operations of our businesses.

Table of Content
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
National Fair Housing Alliance v. Altisource Solutions, Inc., et al.
On or about February 1, 2018, the National Fair Housing Alliance (“NFHA”) and eighteen regional housing groups (collectively, the “Plaintiffs”) filed a civil complaint, subsequently amended, against Altisource Solutions, Inc. (“ASI”), a wholly owned subsidiary of the Company, Deutsche Bank National Trust, as Trustee, Deutsche Bank Trust Company Americas, as Trustee, and Ocwen Loan Servicing, LLC (n/k/a Onity Group, Inc.) (collectively, the “Defendants”) in the United States District Court for the Northern District of Illinois (the “Litigation”). The complaint alleged violations of the federal Fair Housing Act in connection with the maintenance and marketing of certain real estate owned properties.
On February 11, 2026, Defendants entered into a settlement agreement with the Plaintiffs, providing for a full release of claims against the defendants and dismissal of the Litigation with prejudice. Altisource recorded a $7.5 million loss for the three months ended December 31, 2025 reflecting the settlement and associated defense costs. The settlement agreement contains customary terms and conditions and does not include any admission of liability, fault or unlawful conduct by the defendants.
The Company expects to fund its portion of the settlement from available cash. The Company expects that a significant portion of the liability may be eligible for reimbursement under applicable insurance, subject to the terms and conditions of the applicable insurance policies. However, one insurer is disputing the extent of its available insurance coverage. There can be no assurance as to the timing or amount of any such reimbursement, if any.

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

Table of Content
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock and publicly traded warrants are listed on the NASDAQ Global Select Market under the symbols “ASPS”, “ASPSW” and “ASPSZ.”
The number of holders of record of our common stock as of February 26, 2026 was 368. We believe the number of beneficial shareholders is substantially greater than the number of holders as a large portion of our common stock is held through brokerage firms.
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
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2026 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.
Issuer Purchases of Equity Securities
On May 16, 2023, our shareholders approved the renewal and amendment of the share repurchase program previously approved by our shareholders on May 15, 2018. Under the program, we are authorized to purchase up to 0.4 million shares of our common stock, based on a limit of 15% of the outstanding shares of common stock on the date of approval, at a minimum price of $8.00 per share and a maximum price of $200.00 per share, until May 16, 2028. As of December 31, 2025, approximately 0.4 million shares of common stock remain available for repurchase under the program. In connection with the elimination of fractional shares resulting from the Share Consolidation, the Company purchased 204 shares of common stock during the year ended December 31, 2025. There were no other purchases of shares of common stock during the years ended December 31, 2025 and 2024. Under the New Facility and the Super Senior Facility, we are not permitted to repurchase shares except under limited circumstances.
ITEM 6.    [Reserved]

Table of Content
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
Consolidated Results of Operations. This section, beginning on page 38, provides an analysis of our consolidated results of operations for the two years ended December 31, 2025 and 2024.
Segment Results of Operations. This section, beginning on page 42, provides analysis of our business segments’ results of operations for the years ended December 31, 2025 and 2024.
Liquidity and Capital Resources. This section, beginning on page 48, provides an analysis of our cash flows for the two years ended December 31, 2025 and 2024. We also discuss restrictions on cash movements, future commitments and capital resources.
Critical Accounting Policies, Estimates and Recent Accounting Pronouncements. This section, beginning on page 50, identifies those accounting principles we believe are most important to our financial results and that require significant judgment and estimates on the part of management in application. We provide all of our significant accounting policies in Note 2 to the accompanying consolidated financial statements.
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
Technology and SaaS Products
Our Technology and SaaS Products business includes Equator (a SaaS-based technology to manage REO and investor homes, short sales, foreclosure, bankruptcy and eviction processes), Vendorly Invoice (a vendor invoicing and payment system), RentRange (a single and multi-family rental data, analytics and rent-based valuation solution) and REALSynergy (a commercial loan servicing platform).

Table of Content
The Origination segment provides originators with solutions and technologies that span the mortgage origination lifecycle. Within the Origination segment we provide:
Lenders One
Our Lenders One business includes management services provided to the Best Partners Mortgage Cooperative, Inc., doing business as Lenders One, and certain loan manufacturing and capital markets solutions provided to the members of the Lenders One cooperative.
Solutions
Our Solutions business includes loan fulfillment services, real estate valuation services, title insurance (as an agent) and settlement services, and insurance services.
Technology and SaaS Products
Our Technology and SaaS Products business includes Vendorly Monitor (a vendor management platform), LOLA (a marketplace to order services and a tool to automate components of the loan manufacturing process) and TrelixAI (technology to manage the workflow and automate components of the loan fulfillment and pre and post-close quality control).
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

Table of Content
Origination:
Through our offerings that support mortgage loan originators (or other similar mortgage market participants), we provide a suite of solutions and technologies to meet the evolving and growing needs of lenders, mortgage purchasers and securitizers. We are focused on growing business from our existing customer base, attracting new customers to our offerings and developing new offerings. We have a customer base that includes the Lenders One cooperative members (Lenders One is a residential mortgage cooperative managed by Altisource), which includes independent mortgage bankers, credit unions, and banks. We believe our suite of services, technologies and unique access to the members of the Lenders One mortgage cooperative position us to grow our relationships with our existing customer base by growing membership of Lenders One, increasing member adoption of existing solutions and developing and cross-selling new offerings. Further, we believe we are well positioned to gain market share from existing and new customers as customers and prospects look to Lenders One to help them improve their profitability and better compete.
Default Related Mortgage Market
Serious delinquency rates, foreclosure initiations and foreclosure sales are low relative to historical levels but increased during the year ended December 31, 2025 relative to the year ended December 31, 2024. Additionally, foreclosure initiations and sales as a percentage of seriously delinquent loans for 2020 through 2025 are significantly lower than prior years. During 2020 and 2021, these percentages were significantly impacted by COVID-19 borrower relief measures, including foreclosure moratoriums and forbearance programs. These measures largely expired at the end of 2021. Beginning in 2022, we believe these percentages were impacted by servicer practices, home price appreciation, the interest rate environment, housing supply, the general state of the economy, and other factors. In 2021 and 2022, a low interest rate environment drove a high volume of refinance transactions and home prices appreciated significantly. Although interest rates began to increase in 2022, home prices remained high. With greater home equity from home price appreciation, we believe troubled borrowers have more options to avoid foreclosure. Foreclosure initiations and sales increased during the year ended December 31, 2025 compared to the same period in 2024. However, both measures remain below pre-pandemic levels.
While we cannot predict whether the default market will return to a pre-pandemic operating environment, we believe the demand for our default-related business is likely to grow. We estimate that in today’s environment it typically takes on average two years to convert foreclosure initiations to foreclosure sales and six months to market and sell the REO. The foreclosure timelines could vary significantly based upon, for example, the state where the property is located, whether the foreclosure is contested, amount of borrower equity in the home and available borrower relief programs. The REO sale timelines could also vary significantly based upon, for example, mortgage interest rates, the local real estate market, whether the home is located in a redemption state and whether the home is occupied post foreclosure.

During 2024 and 2025, to address the close to historically low delinquency rates, we worked to (1) reduce our cost structure, (2) maintain the infrastructure to deliver default related services for our customer base and support the anticipated increase in demand should delinquency rates, foreclosure initiations and/or foreclosure sales rise, (3) launch a residential renovation business to renovate single family homes and launch a commercial real estate auction business on Hubzu, our online auction platform, and (4) launch new solutions and increase customer adoption of our existing solutions to accelerate the growth of our Origination segment.

Share Repurchase Program
On May 16, 2023, our shareholders approved the renewal and amendment of the share repurchase program previously approved by our shareholders on May 15, 2018. Under the program, we are authorized to purchase up to 0.4 million shares of our common stock, based on a limit of 15% of the outstanding shares of common stock on the date of approval, at a minimum price of $8.00 per share and a maximum price of $200.00 per share, until May 16, 2028. As of December 31, 2025, approximately 0.4 million shares of common stock remain available for repurchase under the program. In connection with the elimination of fractional shares resulting from the Share Consolidation, the Company purchased 204 shares of common stock during the year ended December 31, 2025 (no comparative amount for the year ended December 31, 2024). There were no other purchases of shares of common stock during the years ended December 31, 2025 and 2024. Under the New Facility and the Super Senior Facility, we are not permitted to repurchase shares except for limited circumstances.
Onity Related Matters
During the year ended December 31, 2025, Onity was our largest customer, accounting for 42% of our total revenue. Additionally, 5% of our revenue for the year ended December 31, 2025 was earned on the loan portfolios serviced by Onity, when a party other than Onity or the MSR owner selected Altisource as the service provider.

Table of Content
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
Onity has disclosed that Rithm is one of its largest servicing clients. As of December 31, 2025, Onity reported that approximately 10% of loans serviced and subserviced by Onity (measured in UPB) and approximately 50% of all delinquent loans that Onity services were related to Rithm MSRs or rights to MSRs. In November 2025, Onity disclosed that it had received notification from Rithm that Rithm does not intend to renew its subservicing agreements with Onity effective January 31, 2026.
The termination of Onity’s subservicing agreements with Rithm may have significant adverse effects on Onity’s business. Additionally, Altisource’s revenue from Onity and Rithm (and revenue associated with the Rithm MSRs) will be reduced and our results of operations will be adversely affected by this termination.
The existence or outcome of Onity regulatory matters or Onity’s loss of significant clients may have significant adverse effects on Onity’s business. For example, Onity may be required to alter the way it conducts business, including the parties it contracts with for services, it may be required to seek changes to its existing pricing structure with us, it may lose its non-GSE servicing rights or subservicing arrangements or may lose one or more of its state servicing or origination licenses. Additional regulatory actions or adverse financial developments may impose additional restrictions on or require changes in Onity’s business that could require it to sell assets or change its business operations. Any or all of these effects and others could result in our eventual loss of Onity as a customer or a reduction in the number and/or volume of services it purchases from us or the loss of other customers.
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
Factors Affecting Comparability
The following items impact the comparability of our results:
•Industrywide foreclosure initiations were 25% higher in 2025 compared to 2024 (although still 19% lower than the same pre-COVID-19 period in 2019)
•Industrywide foreclosure sales were 17% higher in 2025 compared to 2024 (although still 45% lower than the same pre-COVID-19 period in 2019)
•Industrywide mortgage origination unit volume increased by 19% in 2025 compared to 2024, comprised of a 2% decline in purchase origination and a 92% increase in refinancing origination
•The weighted average interest rate on the Company’s long-term debt was 8.11% for the year ended December 31, 2025, compared to 14.00% for the same period in 2024

Table of Content
•The Company recognized a $7.5 million litigation settlement loss for the year ended December 31, 2025 related to a settlement agreement with NFHA and associated defense costs. For further information, see Item 3. of Part I, “Legal Proceedings” and Note 22 to the consolidated financial statements
•The Company recognized $3.6 million of expenses related to the Debt Exchange Transaction for the year ended December 31, 2025
•The Company recognized an income tax benefit of $16.1 million for the year ended December 31, 2025, which was driven primarily by the reversal of liabilities for uncertain tax positions, partially offset by income tax expense on transfer pricing income from India and the United States and no tax benefit on the pretax loss from our Luxembourg operating company and uncertain tax positions
•The Company recognized an income tax provision of $2.6 million for the year ended December 31, 2024, which was driven primarily by income tax expense on transfer pricing income from India and the United States, no tax benefit on the pretax loss from our Luxembourg operating company and uncertain tax positions.

Table of Content
CONSOLIDATED RESULTS OF OPERATIONS
The following is a discussion of our consolidated results of operations for the years ended December 31, 2025 and 2024. For a more detailed discussion of the factors that affected the results of our business segments in these periods, see “Segment Results of Operations” below.
The following table sets forth information on our consolidated results of operations for the years ended December 31:

(in thousands, except per share data)	2025	2024	% Increase (decrease)

Service revenue
Servicer and Real Estate	$126,057	$119,939	5
Origination	35,200	30,415	16
Total service revenue	161,257	150,354	7
Reimbursable expenses	9,405	9,592	(2)
Non-controlling interests	313	188	66
Total revenue	170,975	160,134	7
Cost of revenue	122,065	110,605	10
Gross profit	48,910	49,529	(1)
Selling, general and administrative expenses	40,976	45,620	(10)
Litigation settlement loss	7,517	—	N/M
Loss on sale of business	—	685	(100)
Income from operations	417	3,224	(87)
Other income (expense), net:
Interest expense	(12,173)	(38,877)	(69)
Debt exchange transaction expenses	(3,646)	—	N/M
Other income (expense), net	1,256	2,786	(55)
Total other income (expense), net	(14,563)	(36,091)	60

Loss before income taxes and non-controlling interests	(14,146)	(32,867)	57
Income tax benefit (provision)	16,074	(2,581)	N/M

Net income (loss)	1,928	(35,448)	105
Net income attributable to non-controlling interests	(313)	(188)	66

Net income (loss) attributable to Altisource	$1,615	$(35,636)	105

Margins:
Gross profit / service revenue	30%	33%
Income from operations / service revenue	—%	2%

Earnings (loss) per share:
Basic	$0.16	$(9.99)	102
Diluted	$0.15	$(9.99)	102

Weighted average shares outstanding:
Basic	10,066	3,567	182
Diluted	11,067	3,567	210
_____________________________________
N/M — not meaningful.

Table of Content
Revenue
We recognized service revenue of $161.3 million for the year ended December 31, 2025, a 7% increase compared to the year ended December 31, 2024. The increase in service revenue for the year ended December 31, 2025 was driven by higher revenue in both segments. Revenue was higher in the Servicer and Real Estate segment from growth in our Property Renovation Services, Foreclosure Trustee, Granite and Field Services businesses in the Solutions business, partially offset by fewer home sales in the Marketplace business and lower professional services revenue in the Equator business within the Technology and SaaS products business. Revenue was higher in the Origination segment from growth in reseller products in the Lenders One business.
We recognized reimbursable expense revenue of $9.4 million for the year ended December 31, 2025, a 2% decrease compared to the year ended December 31, 2024. The decrease in reimbursable expenses for the year ended December 31, 2025 was primarily driven by fewer asset resolution and asset management activities in the Marketplace business, lower REO title related expenses and a decrease in property preservation services in the Servicer and Real Estate Solutions business, partially offset by growth in the Foreclosure Trustee business in the Servicer and Real Estate Solutions business.
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
Cost of revenue consists of the following for the years ended December 31:

(in thousands)	2025	2024	% Increase (decrease)

Outside fees and services	$69,317	$59,808	16
Compensation and benefits	31,115	29,321	6
Technology and telecommunications	11,848	11,282	5
Reimbursable expenses	9,405	9,592	(2)
Depreciation and amortization	380	602	(37)

Total	$122,065	$110,605	10
We recognized cost of revenue of $122.1 million for the year ended December 31, 2025, a 10% increase compared to the year ended December 31, 2024. Outside fees and services for the year ended December 31, 2025 increased primarily from service revenue growth in the Property Renovations Services, Foreclosure Trustee and Field Services businesses within the Servicer and Real Estate segment and service revenue growth in the Lenders One business in the Origination segment. Compensation and benefits for the year ended December 31, 2025 increased primarily due to growth in the Property Renovation Services business and higher annual incentive compensation accruals. Technology and telecommunications for the year ended December 31, 2025 increased primarily from a benefit recognized in 2024. Depreciation and amortization was lower for the year ended December 31, 2025 from the completion of the depreciation periods of certain premises and equipment with only modest additions. In addition, changes in reimbursable expenses for the year ended December 31, 2025 are consistent with the changes in reimbursable expenses revenue discussed in the revenue section above.
Gross profit decreased to $48.9 million, representing 30% of service revenue, for the year ended December 31, 2025 compared to $49.5 million, representing 33% of service revenue, for the year ended December 31, 2024. Gross profit as a percentage of service revenue for the year ended December 31, 2025 decreased compared to the year ended December 31, 2024 primarily due to a change in revenue mix from greater growth in the lower margin Property Renovations Services and Lenders One businesses than in the higher margin Hubzu business. Our margins can vary substantially depending upon the service revenue mix.

Table of Content
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
SG&A expenses consist of the following for the years ended December 31:

(in thousands)	2025	2024	% Increase (decrease)

Compensation and benefits	$20,008	$19,212	4
Professional services	5,157	10,118	(49)
Amortization of intangible assets	5,183	5,080	2
Occupancy related costs	3,388	3,556	(5)
Marketing costs	2,375	2,051	16
Depreciation and amortization	137	395	(65)
Other	4,728	5,208	(9)

Selling, general and administrative expenses	$40,976	$45,620	(10)
SG&A expenses for the year ended December 31, 2025 of $41.0 million decreased by 10% compared to the year ended December 31, 2024. The decrease in SG&A for the year ended December 31, 2025 was primarily driven by lower professional services and other SG&A expenses, partially offset by higher compensation and benefits. Professional services for the year ended December 31, 2025 decreased primarily due to lower costs related to legacy indemnification accruals and a settlement payment received related to a legacy matter. Other SG&A expenses for the year ended December 31, 2025 decreased primarily due to lower bad debt expense, as well as a loss on sale of business recognized during the year ended December 31, 2024 in connection with the indemnity escrow related to the Pointillist sale. Compensation and benefits for the year ended December 31, 2025 increased primarily from higher annual incentive compensation accruals.
Income from operations
Income from operations was $0.4 million, representing less than 1% of service revenue, for the year ended December 31, 2025 compared to income from operations of $3.2 million, representing 2% of service revenue, for the year ended December 31, 2024. Income from operations as a percentage of service revenue declined for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily from a $7.5 million loss from litigation settlement with NFHA and associated defense costs and lower gross profit margins, partially offset by lower SG&A expenses as a percentage of service revenue. For further information on the settlement, see Item 3 “Legal Proceedings” above and Note 22 to the consolidated financial statements.
Other income (expense), net
Other income (expense), net, principally includes interest expense and other non-operating gains and losses.
Other income (expense), net was $(14.6) million for the year ended December 31, 2025 compared to $(36.1) million for the year ended December 31, 2024. The change for the year ended December 31, 2025 was primarily driven by lower interest expense, partially offset by higher debt exchange transaction expenses. The lower interest expense was driven by the decrease in outstanding debt and a lower interest rate from the February 19, 2025 Debt Exchange Transaction.

Table of Content
Income Tax Provision
We recognized an income tax benefit (provision) of $16.1 million and $(2.6) million for the years ended December 31, 2025 and 2024, respectively.
Income tax benefit for the year ended December 31, 2025 was driven primarily by the reversal of liabilities for uncertain tax positions partially offset by income tax expense on transfer pricing income from India and the United States and no tax benefit on the pretax loss from our Luxembourg operating company. For further information, see Note 20.
The income tax provision for the year ended December 31, 2024 was driven primarily by income tax expense on transfer pricing income from India and the United States, no tax benefit on the pretax loss from our Luxembourg operating company and uncertain tax positions.

Table of Content
SEGMENT RESULTS OF OPERATIONS
The following section provides a discussion of pretax results of operations of our business segments. Transactions between segments are accounted for as third party arrangements for purposes of presenting segment results of operations.
Financial information for our segments was as follows:

	For the year ended December 31, 2025
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$126,057	$35,200	$—	$161,257
Reimbursable expenses	8,780	625	—	9,405
Non-controlling interests	—	313	—	313
	134,837	36,138	—	170,975
Cost of revenue	86,752	28,861	6,452	122,065
Gross profit (loss)	48,085	7,277	(6,452)	48,910
Selling, general and administrative expenses	7,503	7,162	26,311	40,976
Litigation settlement loss	7,517	—	—	7,517
Income (loss) from operations	33,065	115	(32,763)	417
Total other income (expense), net	228	(5)	(14,786)	(14,563)

Income (loss) before income taxes and non-controlling interests	$33,293	$110	$(47,549)	$(14,146)

Margins:
Gross profit (loss) / service revenue	38%	21%	N/M	30%
Income (loss) from operations / service revenue	26%	—%	N/M	0%
_____________________________________
N/M — not meaningful.

	For the year ended December 31, 2024
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$119,939	$30,415	$—	$150,354
Reimbursable expenses	9,011	581	—	9,592
Non-controlling interests	—	188	—	188
	128,950	31,184	—	160,134
Cost of revenue	79,631	24,473	6,501	110,605
Gross profit (loss)	49,319	6,711	(6,501)	49,529
Selling, general and administrative expenses	11,421	6,584	27,615	45,620
Loss on sale of business	—	—	685	685
Income (loss) from operations	37,898	127	(34,801)	3,224
Total other income (expense), net	120	—	(36,211)	(36,091)

Income (loss) before income taxes and non-controlling interests	$38,018	$127	$(71,012)	$(32,867)

Margins:
Gross profit (loss) / service revenue	41%	22%	N/M	33%
Income (loss) from operations / service revenue	32%	0%	N/M	2%
_____________________________________
N/M — not meaningful.

Table of Content
Servicer and Real Estate
Revenue
Revenue by line of business was as follows for the years ended December 31:

(in thousands)	2025	2024	% Increase (decrease)

Service revenue:
Solutions	$92,338	$82,438	12
Marketplace	24,293	26,894	(10)
Technology and SaaS Products	9,426	10,607	(11)
Total service revenue	126,057	119,939	5

Reimbursable expenses:
Solutions	4,528	4,409	3
Marketplace	4,252	4,602	(8)
Total reimbursable expenses	8,780	9,011	(3)

Total revenue	$134,837	$128,950	5
We recognized service revenue of $126.1 million for the year ended December 31, 2025, a 5% increase compared to the year ended December 31, 2024. The increase in service revenue for the year ended December 31, 2025 was driven by growth in our Property Renovation Services, Foreclosure Trustee businesses, Granite and Field Services businesses in the Solutions business, partially offset by fewer home sales in the Marketplace business and lower professional services revenue in the Equator business within the Technology and SaaS products business. The decrease in reimbursable expenses for the year ended December 31, 2025 was primarily driven by fewer asset resolution and asset management activities in the Marketplace business, lower REO title related expenses and a decrease in property preservation services in the Servicer and Real Estate Solutions business, partially offset by growth in the Foreclosure Trustee business in the Solutions business.
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
Cost of Revenue and Gross Profit
Cost of revenue consisted of the following for the years ended December 31:

(in thousands)	2025	2024	% Increase (decrease)

Outside fees and services	$46,435	$41,011	13
Compensation and benefits	23,611	22,104	7
Reimbursable expenses	8,780	9,011	(3)
Technology and telecommunications	7,678	7,182	7
Depreciation and amortization	248	323	(23)

Cost of revenue	$86,752	$79,631	9
Cost of revenue for the year ended December 31, 2025 of $86.8 million increased by 9% compared to the year ended December 31, 2024. The increase in cost of revenue for the year ended December 31, 2025 was primarily driven by higher outside fees and services, compensation and benefits and higher technology and telecommunications. Outside fees and services for the year ended December 31, 2025 increased from service revenue growth in the Property Renovation Services, Foreclosure Trustee and Field Services businesses in the Solutions business. Compensation and benefits for the year ended December 31, 2025 increased primarily due to growth in the Property Renovation Services business and higher annual incentive compensation accruals. Technology and telecommunications for the year ended December 31, 2025 increased from higher cloud services costs from higher volumes and from a benefit recognized in 2024.

Table of Content
Gross profit decreased to $48.1 million, representing 38% of service revenue, for the year ended December 31, 2025 compared to $49.3 million, representing 41% of service revenue, for the year ended December 31, 2024. Gross profit as a percentage of service revenue for the year ended December 31, 2025 decreased primarily due to a change in revenue mix from greater growth in the lower margin Property Renovations Services business than in the higher margin Foreclosure Trustee business in the Solutions business and fewer homes sales in the higher margin Marketplace business. Our margins can vary substantially depending upon the service revenue mix.
Selling, General and Administrative Expenses
SG&A expenses consisted of the following for the years ended December 31:

(in thousands)	2025	2024	% Increase (decrease)

Amortization of intangible assets	$2,960	$2,960	—
Compensation and benefits	1,932	1,991	(3)
Professional services	33	3,563	(99)
Marketing costs	1,352	1,249	8
Occupancy related costs	420	545	(23)
Depreciation and amortization	1	2	(50)
Other	805	1,111	(28)

Selling, general and administrative expenses	$7,503	$11,421	(34)
SG&A for the year ended December 31, 2025 of $7.5 million decreased by 34% compared to the year ended December 31, 2024. The decrease in SG&A for the year ended December 31, 2025 was primarily due to lower professional services. Professional services for the year ended December 31, 2025 decreased primarily due to a settlement payment received related to a legacy matter and lower costs related to legacy indemnification accruals.
Income from operations
Income from operations decreased to $33.1 million, representing 26% of service revenue, for the year ended December 31, 2025 compared to $37.9 million, representing 32% of service revenue, for the year ended December 31, 2024. Operating income as a percentage of service revenue for the year ended December 31, 2025 declined compared to the year ended December 31, 2024 primarily from a $7.5 million loss from litigation settlement with NFHA and lower gross profit margins, partially offset by lower SG&A expenses.

Table of Content
Origination
Revenue
Revenue by business unit was as follows for the years ended December 31:

(in thousands)	2025	2024	% Increase (decrease)

Service revenue:
Lenders One	$28,158	$23,837	18
Solutions	6,306	5,915	7
Technology and SaaS Products	736	663	11
Total service revenue	35,200	30,415	16

Reimbursable expenses:
Solutions	625	581	8
Total reimbursable expenses	625	581	8

Non-controlling interests	313	188	66

Total revenue	$36,138	$31,184	16
We recognized service revenue of $35.2 million for the year ended December 31, 2025, a 16% increase compared to the year ended December 31, 2024. We also recognized reimbursable expense revenue of $0.6 million for the year ended December 31, 2025, an 8% increase compared to the year ended December 31, 2024. The increase in service revenue in the Origination segment for the year ended December 31, 2025 was primarily driven by growth in reseller products in the Lenders One business. The increase in reimbursable expenses for the year ended December 31, 2025 was primarily driven by certain Title orders partially offset by lower volumes in the loan fulfillment services business within the Solutions business.
Cost of Revenue and Gross Profit
Cost of revenue consisted of the following for the years ended December 31:

(in thousands)	2025	2024	% Increase (decrease)

Outside fees and services	$22,882	$18,800	22
Compensation and benefits	4,566	4,413	3
Technology and telecommunications	777	659	18
Reimbursable expenses	625	581	8
Depreciation and amortization	11	20	(45)

Cost of revenue	$28,861	$24,473	18
Cost of revenue for the year ended December 31, 2025 of $28.9 million increased by 18% compared to the year ended December 31, 2024. The increase in cost of revenue for the year ended December 31, 2025 was primarily driven by higher outside fees and services from growth in the reseller products in the Lenders One business.
Gross profit increased to $7.3 million, representing 21% of service revenue, for the year ended December 31, 2025 compared to $6.7 million, representing 22% of service revenue, for the year ended December 31, 2024. Gross profit as a percentage of service revenue for the year ended December 31, 2025 decreased slightly compared to the year ended December 31, 2024 from revenue mix.

Table of Content
Selling, General and Administrative Expenses
SG&A expenses consisted of the following for the years ended December 31:

(in thousands)	2025	2024	% Increase (decrease)

Compensation and benefits	$2,097	$1,941	8
Amortization of intangible assets	2,223	2,120	5
Professional services	865	435	99
Marketing costs	1,022	796	28
Occupancy related costs	188	325	(42)
Depreciation and amortization	—	1	(100)
Other	767	966	(21)

Selling, general and administrative expenses	$7,162	$6,584	9
SG&A for the year ended December 31, 2025 of $7.2 million increased by 9% compared to the year ended December 31, 2024. The increase in SG&A for the year ended December 31, 2025 was primarily due to higher professional services and compensation and benefits, partially offset by lower occupancy related costs. Professional services for the year ended December 31, 2025 increased primarily from a legacy litigation matter. Compensation and benefits for the year ended December 31, 2025 increased primarily from revenue growth in the Lenders One business.
Income from Operations
Income from operations was $0.1 million, representing less than 1% of service revenue, for the year ended December 31, 2025 compared to income from operations of $0.1 million, representing less than 1% of service revenue, for the year ended December 31, 2024. Income from operations for the year ended December 31, 2025 was relatively flat compared to the year ended December 31, 2024.
Corporate and Others
Cost of Revenue
Cost of revenue consisted of the following for the years ended December 31:

(in thousands)	2025	2024	% Increase (decrease)

Compensation and benefits	$2,938	$2,804	5
Outside fees and services	—	(3)	100
Technology and telecommunications	3,393	3,441	(1)
Depreciation and amortization	121	259	(53)

Cost of revenue	$6,452	$6,501	(1)
_____________________________________
N/M — not meaningful.
Cost of revenue for the year ended December 31, 2025 of $6.5 million decreased by 1% compared to the year ended December 31, 2024. The decrease in cost of revenue for the year ended December 31, 2025 was primarily driven by lower depreciation and amortization from the completion of the depreciation periods for certain premises and equipment.

Table of Content
Selling, General and Administrative Expenses
SG&A in Corporate and Others include costs related to the corporate functions including executive, finance, technology, law, compliance, human resources, vendor management, facilities, risk management and eliminations between reportable segments.
SG&A expenses consisted of the following for the years ended December 31:

(in thousands)	2025	2024	% Increase (decrease)

Compensation and benefits	$15,979	$15,280	5
Professional services	4,259	6,120	(30)
Occupancy related costs	2,780	2,686	3
Depreciation and amortization	136	392	(65)
Marketing costs	1	6	(83)
Other	3,156	3,131	1

Selling, general and administrative expenses	$26,311	$27,615	(5)
SG&A for the year ended December 31, 2025 of $26.3 million decreased by 5% compared to the year ended December 31, 2024. The decrease for the year ended December 31, 2025 is primarily driven by lower professional services from lower accruals for estimated legal matters.
Other Income (Expense), net
Other income (expense), net principally includes interest expense and other non-operating gains and losses.
Other income (expense), net was $(14.8) million for the year ended December 31, 2025 compared to $(36.2) million for the year ended December 31, 2024. The change for the year ended December 31, 2025 was primarily driven by lower interest expense, partially offset by higher debt exchange transaction expenses. The lower interest expense was driven by the decrease in outstanding debt and a lower interest rate from the February 19, 2025 Debt Exchange Transaction.

Table of Content
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary source of liquidity has historically been cash flow from operations, cash proceeds from sales of businesses, cash proceeds from the sale of equity securities and cash on hand. However, primarily due to lower delinquency and foreclosure rates, and higher home equity, revenue has declined significantly compared to pre pandemic levels (although revenue grew in 2025 compared to 2024 and in 2024 compared to 2023). The lower revenue, partially offset by efficiency initiatives and cost savings initiatives, has resulted in negative operating cash flow from operations. We believe lower interest expense as a result of the February 2025 Debt Exchange Transactions, more recent revenue growth from the renovation business launched in 2024, the anticipated improvement in the default market, on-boarding sales wins, converting sales prospects to wins and revenue mix together with our reduced cost structure, should help improve operating cash flow.
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
As of December 31, 2025, there was no outstanding debt under the Revolving Loan Agreement.

Table of Content
Cash Flows
The following table presents our cash flows for the years ended December 31:

(in thousands)	2025	2024	% Increase (decrease)

Net cash used in operating activities	$(5,065)	$(5,025)	1
Net cash (used in) provided by investing activities	(319)	2,254	(114)
Net cash provided by financing activities	3,177	55	N/M
Net decrease in cash, cash equivalents and restricted cash	(2,207)	(2,716)	(19)
Cash, cash equivalents and restricted cash at the beginning of the period	32,700	35,416	(8)

Cash, cash equivalents and restricted cash at the end of the period	$30,493	$32,700	(7)
_____________________________________
N/M — not meaningful.
Cash Flows from Operating Activities
Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net income (loss). For the year ended December 31, 2025, net cash used in operating activities was $(5.1) million compared to net cash used in operating activities of $(5.0) million for the year ended December 31, 2024. The increase in cash used in operating activities was driven by $17.6 million lower non-cash interest expense and $2.2 million lower adjustments to net income for depreciation and amortization, bad debt expense, share based compensation and loss on sale of business, partially offset by an $18.7 million improvement in loss before income taxes and non-controlling interests and a $1.1 million lower use of cash for working capital (accounts receivable, prepaid expenses and other current assets, other assets, and accounts payable and accrued expenses). Operating cash flows can be negatively impacted because of the nature of some of our services and the mix of services provided. Certain services are performed immediately following or shortly after the referral, but the collection of the receivable does not occur until a specific event occurs (e.g., the foreclosure is complete, the REO asset is sold, etc.). Furthermore, lower margin services generate lower income and cash flows from operations. Consequently, our cash flows from operations may be negatively impacted when comparing one period to another.
Cash Flows from Investing Activities
Cash flows from investing activities generally include additions to premises and equipment and proceeds from the sale of businesses. Net cash (used in) provided by investing activities was $(0.3) million and $2.3 million for the years ended December 31, 2025 and 2024, respectively. The change in cash provided by investing activities was primarily driven by $2.3 million in proceeds received in the year ended December 31, 2024 in connection with the indemnity escrow from the Pointillist sale (no comparable amount for the year ended December 31, 2025). In addition, we used less than $0.1 million for each of the years ended December 31, 2025 and 2024 for additions to premises and equipment primarily related to the purchase of technology hardware.
Cash Flows from Financing Activities
Net cash provided by financing activities was $3.2 million and $0.1 million for the years ended December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, we received $11.3 million in proceeds from the Super Senior Facility, net of the original issuance discount. We used $(1.7) million for debt issuance costs and $(3.8) million related to the issuance of equity, in connection to the Debt Exchange Transaction. During the year ended December 31, 2025, we used $0.9 million to make scheduled repayments of our senior secured term loan (no comparative amount for the year ended December 31, 2024). During the year ended December 31, 2025, we repaid $1.0 million under the Revolving Loan Agreement. During the year ended December 31, 2024 we received proceeds from the issuance of short-term debt of $1.0 million in connection with borrowings under the Revolving Loan Agreement. During the years ended December 31, 2025 and 2024, we made payments of $0.4 million and $0.7 million, respectively, to satisfy employee tax withholding obligations on the issuance of restricted share units (“RSUs”) and restricted shares. These payments were made to tax authorities, at the employees’ direction, to satisfy the employees’ tax obligations rather than issuing a portion of vested restricted share units and restricted shares to employees. In addition, during the years ended December 31, 2025 and 2024, we distributed $0.2 million and $0.1 million, respectively, to non-controlling interests.

Table of Content
Future Uses of Cash
Our significant future liquidity obligations primarily pertain to amortization of the New Facility, amortization and maturity of the Super Senior Facility, interest expense under the New Facility and the Super Senior Facility, and operating lease payments on certain of our premises and equipment.
Significant future uses of cash include the following:

		Payments Due by Period
(in thousands)	Total	2026	2027-2028	2029-2030

New Facility (1)	$159,175	$1,100	$2,200	$155,875
Super Senior Facility (2)	12,391	125	250	12,016
Interest payments (3)	52,371	12,653	23,802	15,916
Lease payments	1,256	922	282	52

Total	$225,193	$14,800	$26,534	$183,859
______________________________________
(1)    $157.8 million of the New Facility matures on April 30, 2030 and $1.4 million of the New Facility matures on January 15, 2029
(2)    The Super Senior Facility matures on February 19, 2029
(3)    Estimated future interest payments for the New Facility and the Super Senior Facility based on the three-month Secured Overnight Financing Rate (“SOFR”) interest rate as of December 31, 2025.
We believe we have sufficient sources of liquidity to fund our business requirements for the next 12 months and in the longer term. Our primary sources of liquidity are existing cash balances and cash generated from operating activities. We expect that debt related obligations will be satisfied through a combination of repayments prior to maturity, including from potential proceeds received from the exercise of Cash Exercise Stakeholder Warrants, and the issuance of new debt. We will continue to routinely monitor our funding requirements to ensure we maintain adequate liquidity to meet our business needs. For further information, see Note 11 and Note 22 to the consolidated financial statements and Item 1A. Risk Factors - Risks Related to Financing, Our Indebtedness and Capital Structure.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of escrow and certain other account arrangements.
We hold customers’ assets in escrow and other accounts at various financial institutions pending completion of certain real estate and construction review activities. These amounts are held in escrow and other accounts for limited periods of time and are not included in the accompanying consolidated balance sheets. Amounts held in escrow and other accounts were $50.5 million and $20.4 million as of December 31, 2025 and 2024, respectively.
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

Table of Content
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
OTHER MATTERS
Customer Concentration
Onity
Revenue from Onity primarily consists of revenue earned from the loan portfolios serviced and subserviced by Onity when Onity engages us as the service provider, and revenue earned directly from Onity, pursuant to the Onity Services Agreements. For the years ended December 31, 2025 and 2024, we recognized revenue from Onity of $72.3 million and $70.4 million, respectively. Revenue from Onity as a percentage of segment and consolidated revenue was as follows:

Table of Content

	2025	2024

Servicer and Real Estate	54%	55%
Origination	0%	0%
Corporate and Others	—%	—%
Consolidated revenue	42%	44%
We earn additional revenue related to the portfolios serviced and subserviced by Onity when a party other than Onity or the MSR owner selects Altisource as the service provider. For the years ended December 31, 2025 and 2024, we recognized $7.7 million and $9.6 million, respectively, of such revenue. These amounts are not included in deriving revenue from Onity and revenue from Onity as a percentage of revenue discussed above.
As of December 31, 2025, accounts receivable from Onity totaled $5.1 million, $2.6 million of which was billed and $2.5 million of which was unbilled. As of December 31, 2024, accounts receivable from Onity totaled $4.4 million, $3.1 million of which was billed and $1.3 million of which was unbilled.
Rithm
Onity has disclosed that Rithm is one of its largest servicing clients. As of December 31, 2025, Onity reported that approximately 10% of loans serviced and subserviced by Onity (measured in UPB) and approximately 50% of all delinquent loans that Onity services were related to Rithm MSRs or rights to MSRs. In November 2025, Onity disclosed that it had received notification from Rithm that Rithm does not intend to renew its subservicing agreements with Onity effective January 31, 2026.
Rithm purchased brokerage services for REO exclusively from us, irrespective of the subservicer, subject to certain limitations, for certain MSRs set forth in and pursuant to the terms of a Cooperative Brokerage Agreement, as amended, and related letter agreement (collectively, the ‘Rithm Brokerage Agreement”) through August 2025. The Rithm Brokerage Agreement expired on August 31, 2025. At Rithm’s discretion, Altisource has continued to manage REO and receive referrals from portfolios subject to the Rithm Brokerage Agreement despite the expiration of the Rithm Brokerage Agreement. In addition, Rithm also purchases property inspection, preservation and other services from us.
For the years ended December 31, 2025 and 2024, we recognized revenue from Rithm of $4.2 million and $2.3 million, respectively, under the Rithm Brokerage Agreement and other agreements. For the years ended December 31, 2025 and 2024, we recognized additional revenue of $9.6 million and $10.8 million, respectively, relating to the Subject MSRs when a party other than Rithm selected us as the service provider.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Our financial market risk consists primarily of interest rate and foreign currency exchange rate risk.
Interest Rate Risk
Under the terms of the New Facility, the interest rate charged on each of the New Debt and the Super Senior Facility is SOFR plus 6.50% (with a 3.50% SOFR floor). Based on the terms of the New Facility and the Super Senior Facility, a one percentage point increase in SOFR would increase our annual interest expense by approximately $1.2 million, and there would be a $1.2 million decrease in our annual interest expense if there was a one percentage point decrease in SOFR.
Currency Exchange Risk
We are exposed to currency risk from potential changes in currency values of our non-United States dollar denominated expenses, assets, liabilities and cash flows. Our most significant currency exposure relates to the Indian rupee. Based on expenses incurred in Indian rupees for the year ended December 31, 2025, a one percentage point increase or decrease in value of the Indian rupee in relation to the United States dollar would increase or decrease our annual expenses by approximately $0.6 million.

Table of Content
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Content
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Altisource Portfolio Solutions S.A.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Altisource Portfolio Solutions S.A. and its subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), equity (deficit), and cash flows for the years then ended and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Emphasis of a Matter
As discussed in Notes 3, 14 and 22 to the financial statements, the Company has a concentration of revenue associated with its largest customer, Onity Group Inc. (together with its subsidiaries, Onity). The Company has disclosed various developments and uncertainties associated with Onity.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Accounting for Income Taxes
As described in Notes 2 and 20 to the financial statements, the Company is subject to income taxes in the United States and a number of foreign jurisdictions. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining foreign tax expense and in evaluating tax positions, including evaluating uncertainties. During the year, management concluded that certain of its previously unrecognized foreign tax positions were more likely than not to be sustained. As a result, the Company recognized a $9.6 million reversal of its reserve for uncertain tax positions related to a foreign tax position and a $9.0 million reversal of related accrued interest. The Company’s foreign non-U.S. income tax benefit amounted to $15.1 million for the year ending December 31, 2025, and the total unrecognized tax benefits, including interest and penalties, amounted to $3.3 million as of December 31, 2025.

Table of Content
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
Our audit procedures related to the Company’s accounting for foreign income taxes included the following, among others:
•We tested components of the income tax provision for significant foreign jurisdictions, including evaluating permanent and temporary differences between book and tax reporting balances, and tested the application of statutory tax rates; and
•With the assistance of our tax professionals, including international tax professionals and specialists, we:
–Evaluated the reasonableness of management’s estimates including the reversal of the reserve for uncertain tax positions by considering the application of foreign tax jurisdiction laws and regulations;
–Evaluated the transfer pricing analyses provided by the Company and tested certain transfer pricing computations; and
–Evaluated the completeness of uncertain tax positions and the reasonableness of the outcomes and measurements.

/s/ RSM US LLP
We have served as the Company’s auditor since 2022.
Jacksonville, Florida
March 4, 2026

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$26,603	$29,811
Accounts receivable, net of allowance for credit losses of $2,492 and $3,124, respectively	17,984	15,050
Prepaid expenses and other current assets	9,690	6,240
Total current assets	54,277	51,101

Premises and equipment, net	253	701
Right-of-use assets under operating leases	1,117	2,243
Goodwill	55,960	55,960
Intangible assets, net	17,085	21,468
Deferred tax assets, net	6,342	5,629
Other assets	4,767	6,504

Total assets	$139,801	$143,606

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$39,595	$33,512
Current portion of long-term debt	1,225	230,544
Deferred revenue	3,440	3,979
Other current liabilities	2,805	3,238
Total current liabilities	47,065	271,273

Long-term debt	189,861	—
Deferred tax liabilities, net	8,641	9,028
Other non-current liabilities	3,697	20,016

Commitments, contingencies and regulatory matters (Note 22)

Deficit:
Common stock ($0.01 par value; 250,000 shares authorized, 11,021 issued and 10,994 outstanding as of December 31, 2025; 3,745 issued and 3,403 outstanding as of December 31, 2024)	110	37
Additional paid-in capital	257,359	211,523
Accumulated deficit	(363,735)	(259,977)
Treasury stock, at cost (27 shares as of December 31, 2025 and 342 shares as of December 31, 2024)	(3,948)	(108,959)
Altisource deficit	(110,214)	(157,376)

Non-controlling interests	751	665
Total deficit	(109,463)	(156,711)

Total liabilities and deficit	$139,801	$143,606
See accompanying notes to consolidated financial statements.

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share data)

	For the years ended December 31,
	2025	2024

Revenue	$170,975	$160,134
Cost of revenue	122,065	110,605

Gross profit	48,910	49,529
Operating expense:
Selling, general and administrative expenses	40,976	45,620
Litigation settlement loss (Note 22)	7,517	—
Loss on sale of business	—	685

Income from operations	417	3,224
Other income (expense), net:
Interest expense	(12,173)	(38,877)
Debt exchange transaction expenses	(3,646)	—
Other income (expense), net	1,256	2,786
Total other income (expense), net	(14,563)	(36,091)

Loss before income taxes and non-controlling interests	(14,146)	(32,867)
Income tax benefit (provision)	16,074	(2,581)

Net income (loss)	1,928	(35,448)
Net income attributable to non-controlling interests	(313)	(188)

Net income (loss) attributable to Altisource	$1,615	$(35,636)

Earnings (loss) per share:
Basic	$0.16	$(9.99)
Diluted	$0.15	$(9.99)

Weighted average shares outstanding:
Basic	10,066	3,567
Diluted	11,067	3,567

Comprehensive income (loss):
Comprehensive income (loss), net of tax	$1,928	$(35,448)
Comprehensive income attributable to non-controlling interests	(313)	(188)

Comprehensive income (loss) attributable to Altisource	$1,615	$(35,636)
See accompanying notes to consolidated financial statements.

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Consolidated Statements of Equity (Deficit)
(in thousands)

	Altisource Deficit
	Common stock		Additional paid-in capital	Accumulated deficit	Treasury stock, at cost	Non-controlling interests	Total
	Shares

Balance, January 1, 2024	3,745	$37	$207,204	$(180,162)	$(152,749)	$615	$(125,055)

Net loss	—	—	—	(35,636)	—	188	(35,448)
Distributions to non-controlling interest holders	—	—	—	—	—	(138)	(138)
Share-based compensation expense	—	—	4,737	—	—	—	4,737
Issuance of restricted share units and restricted shares	—	—	—	(26,805)	26,805	—	—
Exercise of warrants, net of costs	—	—	(418)	(3,893)	4,221	—	(90)
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(13,481)	12,764	—	(717)

Balance, December 31, 2024	3,745	37	211,523	(259,977)	(108,959)	665	(156,711)

Net income	—	—	—	1,615	—	313	1,928
Distributions to non-controlling interest holders	—	—	—	—	—	(227)	(227)
Share-based compensation expense	—	—	4,347	—	—	—	4,347
Issuance of common stock, net of issuance costs	7,271	73	41,458	—	—	—	41,531
Exercise of warrants, net of costs	5	—	31	(57,525)	57,525	—	31
Issuance of restricted share units and restricted shares	—	—	—	(32,373)	32,373	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(15,475)	15,114	—	(361)
Purchase of fractional shares	—	—	—	—	(1)	—	(1)

Balance, December 31, 2025	11,021	$110	$257,359	$(363,735)	$(3,948)	$751	$(109,463)
See accompanying notes to consolidated financial statements.

Table of Content
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Consolidated Statements of Cash Flows
(in thousands)

	For the years ended December 31,
	2025	2024

Cash flows from operating activities:
Net income (loss)	$1,928	$(35,448)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	517	997
Amortization of right-of-use assets under operating leases	1,289	1,537
Amortization of intangible assets	5,183	5,080
PIK accrual	—	8,715
Share-based compensation expense	4,347	4,737
Bad debt expense	228	840
Amortization of debt premium	(4,127)	—
Amortization of debt discount	915	3,780
Amortization of debt issuance costs	550	2,434
Deferred income taxes	(1,193)	(684)
Loss on disposal of fixed assets	—	14
Loss on sale of business	—	685
Changes in operating assets and liabilities:
Accounts receivable	(3,162)	(4,208)
Prepaid expenses and other current assets	(2,442)	1,658
Other assets	2,073	268
Accounts payable and accrued expenses	6,083	3,704
Current and non-current operating lease liabilities	(1,342)	(1,595)
Other current and non-current liabilities	(15,912)	2,461
Net cash used in operating activities	(5,065)	(5,025)

Cash flows from investing activities:
Additions to premises and equipment	(69)	(3)
Proceeds from the sale of business	—	2,257
Other investing activities	(250)	—
Net cash (used in) provided by investing activities	(319)	2,254

Cash flows from financing activities:
Proceeds from the Super Senior Facility	11,250	—
Debt issuance costs	(1,742)	—
Repayments of long-term debt	(934)	—
Equity issuance costs	(3,839)	—
Purchase of fractional shares	(1)	—
(Repayment of) proceeds from revolving loan	(1,000)	1,000
Proceeds from exercise of warrants, net of costs	31	(90)
Distributions to non-controlling interests	(227)	(138)
Payments of tax withholding on issuance of restricted share units and restricted shares	(361)	(717)
Net cash provided by financing activities	3,177	55

Net decrease in cash, cash equivalents and restricted cash	(2,207)	(2,716)
Cash, cash equivalents and restricted cash at the beginning of the period	32,700	35,416

Cash, cash equivalents and restricted cash at the end of the period	$30,493	$32,700

Table of Content

	For the years ended December 31,
	2025	2024

Supplemental cash flow information:
Interest paid	$14,622	$23,810
Income taxes paid, net	(13)	2,053
Acquisition of right-of-use assets with operating lease liabilities	325	488
Reduction of right-of-use assets from operating lease modifications or reassessments	(162)	(87)

Non-cash investing and financing activities:
Equity issued in exchange for debt reduction	45,370	—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets and the consolidated statements of cash flows as of December 31:
	2025	2024

Cash and cash equivalents	$26,603	$29,811
Restricted cash	3,890	2,889
Total cash, cash equivalents and restricted cash reported in the statements of cash flows	$30,493	$32,700

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
Altisource consolidates Best Partners Mortgage Cooperative, Inc., which is managed by The Mortgage Partnership of America, L.L.C. (“MPA”), a wholly-owned subsidiary of Altisource. Best Partners Mortgage Cooperative, Inc. is a mortgage cooperative doing business as Lenders One® (“Lenders One”). MPA provides services to Lenders One under a management agreement. The initial term of the management agreement ended on December 31, 2025 and automatically renewed for five-year renewal term ending December 31, 2030. The management agreement provides for up to two additional automatic five-year renewal terms thereafter.
The management agreement between MPA and Lenders One, pursuant to which MPA is the management company, represents a variable interest in a variable interest entity. MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact the cooperative’s economic performance and the right to receive benefits from the cooperative. As a result, Lenders One is presented in the accompanying consolidated financial statements on a consolidated basis and the interests of the members are reflected as non-controlling interests. As of December 31, 2025, Lenders One had total assets of $0.6 million and total liabilities of $0.4 million. As of December 31, 2024, Lenders One had total assets of $0.4 million and total liabilities of $0.3 million.
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
All share and per share amounts and exercise prices of stock options, and warrants in the accompanying consolidated financial statements and notes to the consolidated financial statements have been retroactively adjusted to reflect the Share Consolidation for all periods presented.
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
Defined Contribution 401(k) Plan
Some of our employees participate in a defined contribution 401(k) plan under which we may make matching contributions equal to a discretionary percentage determined by us. We recorded expenses of $0.2 million for both the years ended December 31, 2025 and 2024, related to our discretionary contributions.
Revenue Recognition
We recognize revenue when we satisfy a performance obligation by transferring control of a product or service to a customer in an amount that reflects the consideration that we expect to receive. This revenue can be recognized at a point in time or over

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
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
•For construction loan fund disbursement services, we recognize revenue over the period during which we perform the processing services with full recognition upon completion of the disbursements.
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
Origination
•For the majority of the services we provide, we recognize transactional revenue when the service is provided. We recognize membership fees from Lenders One members ratably over the term of membership.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This standard clarifies the form and content requirements for interim financial statements and introduces a disclosure principle requiring entities to report material events and changes occurring after the most recent annual period. This standard will be effective for interim periods within fiscal years beginning after December 15, 2027, for public business entities. Early adoption of this standard is permitted. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements. This standard provides clarification and minor updates to various Topics in the FASB Accounting Standards Codification, including guidance related to earnings per share, lease receivables, beneficial interests, treasury stock, and transfers of receivables. This standard will be effective for annual periods beginning after December 15, 2026, and for interim periods within those annual reporting periods. Early adoption of this standard is permitted. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
NOTE 3 — CUSTOMER CONCENTRATION
Onity
Onity Group Inc. (together with its subsidiaries, “Onity”) is a residential mortgage loan servicer of mortgage servicing rights (“MSRs”) it owns, including those MSRs in which others have an economic interest, and a subservicer of loans owned by others.
During the year ended December 31, 2025, Onity was our largest customer, accounting for 42% of our total revenue. Onity purchases certain mortgage services from us under the terms of services agreements and amendments thereto (collectively, the “Onity Services Agreements”) with terms extending through August 2030. Certain of the Onity Services Agreements contain a “most favored nation” provision and also grant the parties the right to renegotiate pricing, among other things.
Revenue from Onity primarily consists of revenue earned from the loan portfolios serviced and subserviced by Onity when Onity engages us as the service provider, and revenue earned directly from Onity, pursuant to the Onity Services Agreements. For the years ended December 31, 2025 and 2024, we recognized revenue from Onity of $72.3 million and $70.4 million, respectively. Revenue from Onity as a percentage of segment and consolidated revenue was as follows for the years ended December 31:

	2025	2024

Servicer and Real Estate	54%	55%
Origination	0%	0%
Corporate and Others	—%	—%
Consolidated revenue	42%	44%
We earn additional revenue related to the portfolios serviced and subserviced by Onity when a party other than Onity or the MSR owner selects Altisource as the service provider. For the years ended December 31, 2025 and 2024, we recognized $7.7 million and $9.6 million, respectively, of such revenue. These amounts are not included in deriving revenue from Onity and revenue from Onity as a percentage of revenue discussed above.
As of December 31, 2025, accounts receivable from Onity totaled $5.1 million, $2.6 million of which was billed and $2.5 million of which was unbilled. As of December 31, 2024, accounts receivable from Onity totaled $4.4 million, $3.1 million of which was billed and $1.3 million of which was unbilled.
Rithm
Rithm Capital Corp. (individually, together with one or more of its subsidiaries or one or more of its subsidiaries individually, “Rithm”) is an asset manager focused on the real estate and financial services industries.
Onity has disclosed that Rithm is one of its largest servicing clients. As of December 31, 2025, Onity reported that approximately 10% of loans serviced and subserviced by Onity (measured in unpaid principal balance (“UPB”)) and approximately 50% of all delinquent loans that Onity services were related to Rithm MSRs or rights to MSRs (the “Subject MSRs”). In November 2025, Onity disclosed that it had received notification from Rithm that Rithm does not intend to renew its subservicing agreements with Onity effective January 31, 2026.
Rithm purchased brokerage services for real estate owned (“REO”) exclusively from us, irrespective of the subservicer, subject to certain limitations, for certain MSRs set forth in and pursuant to the terms of a Cooperative Brokerage Agreement, as amended, and related letter agreement (collectively, the “Rithm Brokerage Agreement”) through August 2025. The Rithm Brokerage Agreement expired on August 31, 2025. At Rithm’s discretion, Altisource has continued to manage REO and receive referrals with limited exceptions from portfolios subject to the Rithm Brokerage Agreement despite the expiration of the Rithm Brokerage Agreement. In addition, Rithm also purchases property inspection, preservation and other services from us.
For the years ended December 31, 2025 and 2024, we recognized revenue from Rithm of $4.2 million and $2.3 million, respectively. For the years ended December 31, 2025 and 2024, we recognized additional revenue of $9.6 million and $10.8 million, respectively, relating to the Subject MSRs when a party other than Rithm selected us as the service provider.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
NOTE 4 — ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consists of the following as of December 31:

(in thousands)	2025	2024

Billed	$12,796	$12,169
Unbilled	7,680	6,005
	20,476	18,174
Less: Allowance for credit losses	(2,492)	(3,124)

Total	$17,984	$15,050
Billed accounts receivable includes receivables from certain real estate asset management services, REO and foreclosure sales and title and closing services, for which we generally recognize revenue when the service is provided but collect upon closing of the sale. Unbilled accounts receivable also includes receivables from foreclosure trustee services and property renovation services, for which we generally recognize revenues over the service delivery period but bill following completion of the service. We also include amounts in unbilled accounts receivable that are earned during a month and billed in the following month. As of January 1, 2025, gross accounts receivable totaled $18.2 million, $12.2 million of which was billed and $6.0 million of which was unbilled, less allowance for credit losses of $3.1 million, resulting in net accounts receivable of $15.1 million. As of January 1, 2024, gross accounts receivable totaled $14.8 million, $11.2 million of which was billed and $3.6 million of which was unbilled, less allowance for credit losses of $3.1 million, resulting in net accounts receivable of $11.7 million.
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
Changes in the allowance for expected credit losses consist of the following:

		(Additions) / Subtractions
(in thousands)	Balance at Beginning of Period	Charged to Expenses	Deductions Note(1)	Balance at End of Period

Allowance for expected credit losses:

Year ended December 31, 2025	$3,124	$228	$(860)	$2,492
Year ended December 31, 2024	3,123	840	(839)	3,124

______________________________________
(1) Amounts written off as uncollectible or transferred to other accounts or utilized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
NOTE 5 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following as of December 31:

(in thousands)	2025	2024

Prepaid expenses	$4,291	$3,620
Maintenance agreements, current portion	1,203	962
Income taxes receivable	1,243	1,043
Restricted cash	1,031	23
Surety bond collateral	1,000	—
Other current assets	922	592

Total	$9,690	$6,240
NOTE 6 — PREMISES AND EQUIPMENT, NET
Premises and equipment, net consists of the following as of December 31:

(in thousands)	2025	2024

Computer hardware and software	$46,093	$46,074
Leasehold improvements	709	709
Furniture and fixtures	72	72
Office equipment and other	17	17
	46,891	46,872
Less: Accumulated depreciation and amortization	(46,638)	(46,171)

Total	$253	$701
Depreciation and amortization expense amounted to $0.5 million and $1.0 million for the years ended December 31, 2025 and 2024, respectively, and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying consolidated statements of operations and comprehensive income (loss).
Premises and equipment, net consist of the following by country as of December 31:

(in thousands)	2025	2024

Luxembourg	$190	$554
India	40	124
United States	20	23
Uruguay	3	—

Total	$253	$701

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
NOTE 7 — RIGHT-OF-USE ASSETS UNDER OPERATING LEASES, NET
Right-of-use assets under operating leases, net consists of the following as of December 31:

(in thousands)	2025	2024

Right-of-use assets under operating leases	$6,340	$6,177
Less: Accumulated amortization	(5,223)	(3,934)

Total	$1,117	$2,243
Amortization of operating leases was $1.3 million and $1.5 million for the years ended December 31, 2025 and 2024, respectively, and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying consolidated statements of operations and comprehensive income (loss).
NOTE 8 — GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following is a summary of goodwill by segment:

(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Total

Balance as of December 31, 2025 and 2024	$30,681	$25,279	$—	$55,960
Intangible Assets, net
Intangible assets, net consist of the following as of December 31:

	Weighted average estimated useful life (in years)	Gross carrying amount		Accumulated amortization		Net book value
(in thousands)		2025	2024	2025	2024	2025	2024

Definite lived intangible assets:
Customer related intangible assets	9	$213,912	$213,912	$(206,182)	$(203,221)	$7,730	$10,691
Operating agreement	20	35,000	35,000	(27,854)	(26,104)	7,146	8,896
Trademarks and trade names	16	$9,709	$9,709	$(8,198)	$(7,828)	$1,511	$1,881
Non-compete agreements	2	432	—	(41)	—	391	—
Intellectual property	1	368	—	(61)	—	307	—

Total		$259,421	$258,621	$(242,336)	$(237,153)	$17,085	$21,468
Amortization expense for definite lived intangible assets was $5.2 million and $5.1 million for the years ended December 31, 2025 and 2024, respectively. Forecasted annual definite lived intangible asset amortization expense for 2026 through 2030 is $5.5 million, $4.9 million, $4.4 million, $2.1 million and $0.2 million, respectively.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
NOTE 9 — OTHER ASSETS
Other assets consist of the following as of December 31:

(in thousands)	2025	2024

Restricted cash	$2,859	$2,866
Surety bond collateral	—	2,000
Security deposits	337	332
Other	1,571	1,306

Total	$4,767	$6,504
NOTE 10 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable and accrued expenses consist of the following as of December 31:

(in thousands)	2025	2024

Accounts payable	$13,487	$17,887
Accrued expenses - general	17,282	9,591
Accrued salaries and benefits	6,659	5,022
Income taxes payable	2,167	1,012

Total	$39,595	$33,512
Other current liabilities consist of the following as of December 31:

(in thousands)	2025	2024

Operating lease liabilities	$899	$1,495
Revolving loan agreement	—	992
Other	1,906	751

Total	$2,805	$3,238
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
As of December 31, 2024, there was $1.0 million of outstanding debt under the Revolving Loan Agreement which is included in other current liabilities in the accompanying consolidated balance sheet (no comparative amount for the year ended December 31, 2025).
NOTE 11 — LONG-TERM DEBT
Long-term debt consists of the following as of December 31:

(in thousands)	2025	2024

Senior secured term loans	$159,175	$232,800
Super senior term loan	12,391	—
Total principal debt	171,566	232,800
Plus: Unamortized premium	22,157	—
Less: Unamortized discount	(1,707)	(1,372)
Less: Unamortized debt issuance and amendment costs	(930)	(884)
Long-term debt, net	191,086	230,544
Less: Current maturities of long-term debt	(1,225)	(230,544)
Total long-term debt	$189,861	$—
Principal payments are due as follows:

(in thousands)	Total

2026	1,225
2027	1,225
2028	1,225
2029	14,459
2030	153,432
Total debt	$171,566
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
On February 19, 2025, Altisource Portfolio Solutions S.A. and the Borrower entered into agreements with 100% of the lenders under the SSTL (the “Lenders”). Under these agreements, the Lenders exchanged the SSTL with an outstanding balance of $232.8 million for a $160.0 million new first lien loan facility (the “New Facility”) and 7.3 million shares of common stock (the “Debt Exchange Shares”) (collectively, the “Debt Exchange Transaction”). The New Facility is comprised of a $110.0 million interest-bearing loan (the “New Debt”) and a $50.0 million non-interest-bearing exit fee (the “Exit Fee”). Altisource Portfolio Solutions S.A. and its subsidiaries, subject to applicable exclusions in the New Facility credit agreement (the “New Facility Credit Agreement”), are guarantors on the New Facility (collectively, the “Guarantors”).
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
Notes to Consolidated Financial Statements (Continued)

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
The maturity date for $157.8 million of the New Facility is April 30, 2030 and the maturity date for $1.4 million of the New Facility is January 15, 2029.
The New Facility requires mandatory prepayments of the term loans, subject to customary exceptions, as follows: (i) 100% of the proceeds of any other debt not permitted by the New Facility Credit Agreement, (ii) 95% of the net proceeds from the exercise of the Cash Exercise Stakeholder Warrants, (iii) 100% of the proceeds of Asset Sales (as defined in the New Facility Credit Agreement), subject to customary reinvestment rights for net proceeds of less than $3 million and certain exceptions, where applicable, (iv) 100% of insurance or condemnation proceeds in excess of $10,000,000 in the aggregate for all losses in any fiscal year, subject to customary reinvestment rights, where applicable, and (v) beginning with the fiscal year ending December 31, 2025, the lesser of (a) 75% of the Consolidated Excess Cash Flow (as defined in the New Facility Credit Agreement) for the most recently ended fiscal year of the Borrower for which financial statements have been delivered and (b) such amount which, immediately after giving effect to such repayment, would result in the Borrower and its subsidiaries having no less than $30 million of cash, shall be applied first to the prepayment of the Super Senior Facility (defined below) and, second, to the prepayment of the New Facility. All mandatory and voluntary prepayments under the New Facility are allocated between the New Debt and the Exit Fee on a pro rata basis.
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
The New Debt bears interest at rates based upon, at our option, the Secured Overnight Financing Rate (“SOFR”) or the Base Rate, as defined in the New Facility credit agreement. SOFR-based term loans bear interest at a rate per annum equal to SOFR plus 6.50% (with a 3.50% SOFR floor) payable in cash. Base Rate-based term loans bear interest at a rate per annum equal to the Base Rate plus 5.50% payable in cash. The interest rate on the SSTL in 2024 was SOFR plus 5.00% payable in cash plus 3.75% payable in kind. The interest rate as of December 31, 2025 was 10.60%.
The payment of all amounts owing by the Borrower under the New Facility credit agreement is guaranteed by the Guarantors and is secured by a lien on substantially all of the assets of the Borrower, Altisource Portfolio Solutions S.A. and the other Guarantors, subject to certain exceptions. The liens securing the New Facility are junior to the liens securing the Super Senior Facility (defined below) pursuant to, and as set forth in, an intercreditor agreement.
The New Facility Credit Agreement contains representations, warranties, covenants, term and conditions customary for transactions of this type. This include covenants limiting Altisource, the Borrower and its subsidiaries, subject to certain exceptions and baskets, to (i) incur indebtedness, (ii) incur liens on its assets, (iii) agree to additional negative pledges, (iv) make Restricted Junior Payments (as defined in the New Facility Credit Agreement), (v) pay dividends or distribute assets, (vi) make investments, (vii) enter into any transaction of merger or consolidation, liquidate, wind-up or dissolve, or convey any part of its business, assets or property, or acquire the business, property or assets of another person, (viii) dispose of the equity interests of any Significant Subsidiaries, (ix) enter into sale and leaseback transactions, (x) enter into certain transactions with shareholders and affiliates, (xi) engage in a line of business substantially different than existing business and businesses

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
reasonably related, complementary or ancillary thereto, (xii) modify the terms of certain indebtedness, (xiii) modify the terms of its organizational documents, (xiv) change its fiscal year, and (xv) enter into any transactions undertaken in connection with a Liability Management Transaction (as defined in the New Facility Credit Agreement).
The New Facility contains certain events of default including (i) failure to pay (x) principal when due or (y) interest or any other amount owing on any other obligation under the New Facility Credit Agreement within 5 days of becoming due, (ii) material incorrectness of representations and warranties when made, (iii) breach of certain other covenants, subject to cure periods described therein, (iv) failure to pay principal or interest on any other debt that equals or exceeds $10 million when due, (v) default on any other debt that equals or exceeds $10 million that causes, or gives the holder or holders of such debt the ability to cause, an acceleration of such debt, (vi) bankruptcy and insolvency events with respect to Altisource Portfolio Solutions S.A., Borrower or any Material Subsidiary (as defined in the New Facility Credit Agreement), (vii) entry by a court of one or more judgments against Altisource, Borrower or any Material Subsidiary in an amount in excess of $15 million that remain undischarged, unvacated, unbonded or unstayed for a certain number of days after the entry thereof, (viii) the occurrence of certain ERISA events, (ix) occurrence of a Change in Control, (x) the failure of certain Loan Documents (as defined in the New Facility Credit Agreement) to be in full force and effect or Altisource or any Guarantor challenges the validity of any such Loan Document, (xi) the termination of certain material contracts and (xii) failure to comply in any material respects with the terms of the Shareholder Warrants or the Warrant Agreement. If any event of default occurs and is not cured within applicable grace periods set forth in the New Facility Credit Agreement or waived, all loans and other obligations could become due and immediately payable.
Deer Park Road Management Company, LP (together with its affiliates and managed funds, “Deer Park”), a related party, owned approximately 13% and 16% of Altisource’s common stock as of December 31, 2025 and 2024, respectively, and $19.8 million and $40.6 million of Altisource debt as of December 31, 2025 and 2024, respectively. An employee of Deer Park is a member of Altisource’s Board of Directors. During the years ended December 31, 2025 and 2024, Deer Park received interest of $1.8 million and $4.1 million, respectively. On April 3, 2025, Altisource Portfolio Solutions S.A. issued Deer Park Stakeholder Warrants to purchase 1.9 million shares of Altisource common stock for $9.5998 per share, which was its pro-rata share of the Stakeholder Warrants issued to all holders of common stock, RSUs and Penny Warrants (as defined in Note 12) as of the record date for the issuance of Stakeholder Warrants.
During the first quarter of 2025, UBS Asset Management (Americas) LLC (together with its affiliates and managed funds, “UBS”) and Benefit Street Partners L.L.C. (together with its affiliates and managed funds, “Benefit Street”) became related parties of Altisource. As of December 31, 2025, UBS owns approximately 22% of the common stock and $63.7 million of Altisource debt. During the year ended December 31, 2025, UBS received interest of $5.5 million. On April 3, 2025, Altisource Portfolio Solutions S.A. issued UBS Stakeholder Warrants to purchase 0.2 million shares of Altisource common stock for $9.5998 per share, which was its pro-rata share of the Stakeholder Warrants issued to all holders of common stock, RSUs and Penny Warrants as of the record date for the issuance of Stakeholder Warrants.
As of December 31, 2025, Benefit Street owned approximately 16% of the common stock and $30.8 million of Altisource debt. During the year ended December 31, 2025, Benefit Street received interest of $2.2 million. On April 3, 2025, Altisource Portfolio Solutions S.A. issued Benefit Street Stakeholder Warrants to purchase 2.2 million shares of Altisource common stock for $9.5998 per share, which was its pro-rata share of the Stakeholder Warrants issued to all holders of common stock, RSUs and Penny Warrants as of the record date for the issuance of Stakeholder Warrants.
For additional information on the Stakeholder Warrants, see Note 12.
As of December 31, 2025, debt issuance and amendment costs were $0.9 million, net of $9.1 million of accumulated amortization. As of December 31, 2024, debt issuance and amendment costs were $0.9 million, net of $8.5 million of accumulated amortization.
Super Senior Credit Facility
On February 19, 2025, Altisource Portfolio Solutions S.A. and the Borrower also entered into a $12.5 million super senior credit facility (the “Super Senior Facility”) to fund transaction costs related to the Debt Exchange Transactions (defined above) and for general corporate purposes. The maturity date of the Super Senior Facility is February 19, 2029. The original issue discount on the Super Senior Facility is 10.0%.
Beginning with the fiscal year ending December 31, 2025, the lesser of (a) 75% of the aggregate Consolidated Excess Cash Flow (as defined in the Super Senior Facility credit agreement (the “Super Senior Credit Agreement”)) for the most recently ended fiscal year of the Company for which financial statements have been delivered and (b) such amount which, immediately

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
after giving effect to such repayment, would result in the Company having no less than $30 million of total cash on its balance sheet, shall be applied first to the prepayment of the Super Senior Facility and, second, to the prepayment of the New Facility.
The payment of all amounts owing by the Borrower under the Super Senior Credit Agreement is guaranteed by the Guarantors and is secured by a lien on substantially all of the assets of Altisource Portfolio Solutions S.A. and the Guarantors, subject to certain exceptions. The liens securing the Super Senior Facility are senior to the liens securing the New Facility pursuant to, and as set forth in, the Super Senior Intercreditor Agreement.
The Super Senior Credit Agreement contains representations, warranties, covenants, terms and conditions customary for transactions of this type. These include covenants limiting Altisource Portfolio Solutions S.A., the Borrower and their subsidiaries, subject to certain exceptions and baskets, to (i) incur indebtedness, (ii) incur liens on its assets, (iii) agree to additional negative pledges, (iv) make Restricted Junior Payments (as defined in the Super Senior Credit Agreement), (v) pay dividends or distribute assets, (vi) make investments, (vii) enter into any transaction of merger or consolidation, liquidate, wind-up or dissolve, or convey any part of its business, assets or property, or acquire the business, property or assets of another person, (viii) dispose of the equity interests of any Significant Subsidiaries, (ix) enter into sale and leaseback transactions, (x) enter into certain transactions with shareholders and affiliates, (xi) engage in a line of business substantially different than existing business and businesses reasonably related, complementary or ancillary thereto, (xii) modify the terms of certain indebtedness, (xiii) modify the terms of its organizational documents, (xiv) change its fiscal year, and (xv) enter into any transactions undertaken in connection with a Liability Management Transaction (as defined in the Super Senior Credit Agreement). The Super Senior Credit Agreement also requires that the Borrower maintain minimum daily liquidity of not less than the lesser of (a) $12.5 million and (b) the aggregate principal amount of Term Loans (as defined in the Super Senior Credit Agreement) under the Super Senior Facility outstanding on such date.
The Super Senior Credit Agreement requires mandatory prepayments of the term loans, subject to customary exceptions, as follows: (i) 100% of the proceeds of any other debt not permitted by the Super Senior Credit Agreement, (ii) 95% of the proceeds from the exercise of the Cash Exercise Stakeholder Warrants, (iii) 100% of the proceeds of Asset Sales (as defined in the Super Senior Credit Agreement), subject to customary reinvestment rights for net proceeds of less than $3 million and certain exceptions, where applicable, (iv) 100% of insurance or condemnation proceeds in excess of $10,000,000 in the aggregate for all losses in any fiscal year, subject to customary reinvestment rights, where applicable, and (v) beginning with the fiscal year ending December 31, 2025, the lesser of (a) 75% of the aggregate Consolidated Excess Cash Flow for the most recently ended fiscal year of the Borrower for which financial statements have been delivered and (b) such amount which, immediately after giving effect to such repayment, would result in the Borrower and its subsidiaries having no less than $30 million of cash.
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
The Super Senior Facility bears interest at rates based upon, at our option, the SOFR or the Base Rate, as defined in the Super Senior Credit Agreement. SOFR-based term loans bear interest at a rate per annum equal to SOFR plus 6.50% (with a 3.50% SOFR floor) payable in cash. Base Rate-based term loans bear interest at a rate per annum equal to the Base Rate plus 5.50% payable in cash. The interest rate as of December 31, 2025 was 10.60%.
The Super Senior Credit Agreement contains certain events of default, including (i) failure to pay (x) principal when due or (y) interest or any other amount owing on any other obligation under the Credit Agreement within 5 days of becoming due, (ii) material incorrectness of representations and warranties when made, (iii) breach of certain other covenants, subject to cure periods described therein, (iv) failure to pay principal or interest on any other debt that equals or exceeds $10 million when due, (v) default on any other debt that equals or exceeds $10 million that causes, or gives the holder or holders of such debt the ability to cause, an acceleration of such debt, (vi) bankruptcy and insolvency events with respect to Altisource Portfolio Solutions S.A., Borrower or any Material Subsidiary (as defined in the Super Senior Credit Agreement), (vii) entry by a court of one or more judgments against Altisource Portfolio Solutions S.A., Borrower or any Material Subsidiary in an amount in excess of $15 million that remain undischarged, unvacated, unbonded or unstayed for a certain number of days.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
Revolver
On June 22, 2021 Altisource S.à r.l; a subsidiary of Altisource Portfolio Solutions S.A., entered into a revolving credit facility with STS Master Fund, Ltd. (“STS”) (the “Revolver”). STS is an investment fund managed by Deer Park. The Revolver was amended effective February 14, 2023.
On February 19, 2025, Altisource entered into an agreement to terminate the $15.0 million Revolver with STS. As of December 31, 2024, the Company did not have any borrowings outstanding under the Revolver.
NOTE 12 — WARRANTS
Penny Warrants
On February 14, 2023, the lenders under the Amended Credit Agreement (see Note 11 for additional information) received warrants (the “Penny Warrants”) to purchase 402,981 shares of Altisource common stock (the “Penny Warrant Shares”). The number of Penny Warrant Shares was subject to reduction based on the amount of Aggregate Paydowns (as defined in the Amended Credit Agreement). Based on Aggregate Paydowns made during 2023, the number of Penny Warrant Shares was reduced to 201,588.
The following table summarizes the activity related to our Penny Warrant Shares:

Penny Warrant Shares

Outstanding as of December 31, 2023	201,588
Exercised	(12,105)
Outstanding as of December 31, 2024	189,483
Exercised	(189,483)
Outstanding as of December 31, 2025	—
The exercise price per share of common stock under each Penny Warrant was equal to $0.01. As of December 31, 2025, no Penny Warrant Shares remain outstanding.
Stakeholder Warrants
On April 3, 2025, the Company issued 70.5 million warrants to purchase approximately 14.3 million shares of Altisource common stock for $9.5998 per share (the “Stakeholder Warrants”). The distribution of Stakeholder Warrants was contingent upon, among other things, approval of the issuance by the Company’s shareholders and the consummation of the Debt Exchange Transaction (such conditions, collectively, the “Distribution Conditions”). The Distribution Conditions were satisfied during the quarter ended March 31, 2025.
Fifty percent of the Stakeholder Warrants will expire on April 2, 2029 and require settlement through the cash payment to the Company of the exercise price of such Stakeholder Warrant (“Cash Exercise Stakeholder Warrants”). Fifty percent of the Stakeholder Warrants will expire on April 30, 2032 and require settlement through the forfeiture of shares of common stock to the Company equal to the exercise price of such Stakeholder Warrants (“Net Settle Stakeholder Warrants”). Each Stakeholder Warrant is exercisable for 0.20313 shares of our common stock, subject to adjustment in accordance with the terms of the Stakeholder Warrants. The Stakeholder Warrants became exercisable pursuant to their term on July 28, 2025.
The Stakeholder Warrants are listed on the NASDAQ Global Select Market and began trading on May 7, 2025. The Cash Exercise Stakeholder Warrants trade under the symbol “ASPSZ” and the Net Settle Stakeholder Warrants trade under the symbol “ASPSW”.
For purposes of recording the issuance of the Stakeholder Warrants during the three months ended March 31, 2025, the fair values of the Cash Exercise Stakeholder Warrants and the Net Settle Stakeholder Warrants were determined using the Black-Scholes option pricing model. The following table summarizes the fair value of the Stakeholder Warrants and the assumptions used to determine the fair value:

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

	Cash Exercise Stakeholder Warrants	Net Settle Stakeholder Warrants

Risk-free interest rate (%)	4.29%	4.42%
Expected stock price volatility (%)	57.50%	57.50%
Expected dividend yield	0.00%	0.00%
Expected option life (in years)	4.12	7.19
Fair value per Stakeholder Warrant	$0.47	$0.68
The Stakeholder Warrants are indexed to the common stock and are classified as equity under ASC 815 Derivatives and Hedging, resulting in a $40.5 million increase in Additional paid-in capital. The distribution of the Stakeholder Warrants are non-reciprocal pro rata distributions and are accounted for as a dividend. Because the Company has negative retained earnings, the Company recorded the dividend as a $40.5 million reduction to Additional paid-in capital. Since the transaction is accounted for as both an increase and a decrease in Additional paid-in capital, the net result is zero and is not reflected in the Consolidated Statements of Equity (Deficit).
The following table summarizes outstanding Stakeholder Warrants and Stakeholder Warrant Shares issuable upon the exercise of outstanding Stakeholder Warrants following the distribution:

Cash Exercise Stakeholder Warrants	Cash Exercise Stakeholder Warrant Shares	Net Settle Stakeholder Warrants	Net Settle Stakeholder Warrant Shares	Total Stakeholder Warrants	Total Stakeholder Warrant Shares
35,230,503	7,156,372	35,230,503	7,156,372	70,461,006	14,312,744
The following table summarizes the activity related to Stakeholder Warrants:

	Cash Exercise Stakeholder Warrants	Net Settle Stakeholder Warrants

Outstanding at December 31, 2024	—	—
Granted	35,230,503	35,230,503
Exercised	16,551	61,123
Outstanding at December 31, 2025	35,213,952	35,169,380
NOTE 13 — OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following as of December 31:

(in thousands)	2025	2024

Income tax liabilities	$3,338	$19,068
Operating lease liabilities	248	831
Deferred revenue	47	—
Other non-current liabilities	64	117

Total	$3,697	$20,016
See Note 20 for a discussion of the reduction in income tax liabilities.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
NOTE 14 — FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The following table presents the carrying amount and estimated fair value of financial instruments and certain liabilities measured at fair value as of December 31, 2025 and 2024. The following fair values are estimated using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	December 31, 2025				December 31, 2024
(in thousands)	Carrying amount	Fair value			Carrying amount	Fair value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$26,603	$26,603	$—	$—	$29,811	$29,811	$—	$—
Restricted cash	3,890	3,890	—	—	2,889	2,889	—	—

Liabilities:
Senior secured term loans	159,175	—	113,810	—	232,800	—	128,040	—
Super senior term loan	12,391	—	—	12,391	—	—	—	—
Revolving loan agreement	—	—	—	—	1,000	—	—	1,000
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
Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk primarily consist of cash and cash equivalents and accounts receivable. Our policy is to deposit our cash and cash equivalents with larger, highly rated financial institutions. The Company derived 42% of its revenue from Onity for the year ended December 31, 2025 (see Note 3 for additional information on Onity revenues and accounts receivable balance). The Company strives to mitigate its concentrations of credit risk with respect to accounts receivable by actively monitoring past due accounts and the economic status of larger customers, if known.
NOTE 15 — SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Common stock
As of December 31, 2025, we had 250.0 million shares authorized, 11.0 million issued and 11.0 million shares of common stock outstanding. As of December 31, 2024, we had 100.0 million shares authorized, 3.7 million shares issued and 3.4 million shares of common stock outstanding. The holders of shares of Altisource common stock generally are entitled to one vote for each share on all matters voted on by shareholders, and the holders of such shares generally possess all voting power.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
Equity Incentive Plan
Our 2009 Equity Incentive Plan (the “Plan”) provides for various types of equity awards, including stock options, stock appreciation rights, stock purchase rights, restricted shares, restricted stock units (“RSUs”) and other awards, or a combination of any of the above. Under the Plan, we may grant up to 2.0 million Altisource share-based awards to officers, directors, employees and to employees of our affiliates. As of December 31, 2025, 0.2 million share-based awards were available for future grant under the Plan. Expired and forfeited awards are available for reissuance.
Share Repurchase Program
On May 16, 2023, our shareholders approved the renewal and amendment of the share repurchase program previously approved by our shareholders on May 15, 2018. Under the program, we are authorized to purchase up to 0.4 million shares of our common stock, based on a limit of 15% of the outstanding shares of common stock on the date of approval, at a minimum price of $8.00 per share and a maximum price of $200.00 per share, until May 16, 2028. As of December 31, 2025, approximately 0.4 million shares of common stock remain available for repurchase under the program. In connection with the elimination of the fractional shares resulting from the Share Consolidation, the Company purchased 204 shares of common stock during the second quarter of the year ended December 31, 2025. There were no other purchases of shares of common stock during the years ended December 31, 2025 and 2024. Under the New Facility and the Super Senior Facility, we are not permitted to repurchase shares except under limited circumstances.
Share-Based Compensation
We issue share-based awards in the form of stock options, restricted shares and restricted share units (RSUs) for certain employees, officers and directors. We recognized share-based compensation expense of $4.3 million and $4.7 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, estimated unrecognized compensation costs related to share-based awards amounted to $3.1 million, which we expect to recognize over a weighted average remaining requisite service period of approximately 1.40 years.
Stock Options
Stock option grants are composed of a combination of service-based, market-based and performance-based options.
Service-Based Options. These options generally vest over three or four years with equal annual vesting and generally expire on the earlier of ten years after the date of grant or following termination of service. A total of 4 thousand service-based options were outstanding as of December 31, 2025.
Market-Based Options. These option grants generally have two components, each of which vests only upon the achievement of certain criteria. The first component, which we refer to as “ordinary performance” grants, generally consists of two-thirds of the market-based grant and begins to vest if the stock price is at least double the exercise price, as long as the stock price realizes a compounded annual gain of at least 20% over the exercise price. The remaining third of the market-based options, which we refer to as “extraordinary performance” grants, generally begins to vest if the stock price is at least triple the exercise price, as long as the stock price realizes a compounded annual gain of at least 25% over the exercise price. Market-based options generally vest in three or four year installments with the first installment vesting upon the achievement of the criteria and the remaining installments vesting thereafter in equal annual installments. Market-based options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service or in the final three years of the option term, in which case vesting will generally continue in accordance with the provisions of the award agreement. A total of 3 thousand market-based options were outstanding as of December 31, 2025.
Performance-Based Options. These option grants generally will vest if certain specific financial measures are achieved; typically with one-fourth vesting on each anniversary of the grant date. The award of performance-based options is adjusted based on the level of achievement specified in the award agreements. If the performance criteria achieved is above threshold performance levels, participants generally have the opportunity to vest in 50% to 200% of the option grants, depending upon performance achieved. If the performance criteria achieved is below a certain threshold, the options are canceled. The options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service in which case vesting will generally continue in accordance with the provisions of the award agreement. There were 33 thousand performance-based options outstanding as of December 31, 2025.
There were no stock option grants during the years ended December 31, 2025 and 2024.

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
The following table summarizes the grant date fair value of stock options that vested during the years ended December 31:

(in thousands, except per share data)	2025	2024

Weighted average grant date fair value of stock options granted per share	$—	$—
Intrinsic value of options exercised	—	—
Grant date fair value of stock options that vested	$112	$98
The following table summarizes the activity related to our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding as of December 31, 2024	85,008	$174.02	3.11	$—
Granted	—	—
Forfeited	(44,689)	153.10

Outstanding as of December 31, 2025	40,319	191.34	2.29	—

Exercisable as of December 31, 2025	36,175	195.15	2.33	—
The following table summarizes information about stock options outstanding and exercisable as of December 31, 2025:

	Options outstanding			Options exercisable
Exercise price range (1)	Number	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number	Weighted average remaining contractual life (in years)	Weighted average exercise price

$50.01 — $100.00	2,919	6.42	$94.85	2,452	6.35	$94.86
$150.01 — $200.00	32,845	2.12	198.56	31,879	2.12	198.56
$200.01 — $250.00	1,434	1.41	220.66	93	0.38	217.04
$250.01 — $300.00	3,121	0.73	267.41	1,751	0.79	272.33

	40,319			36,175
______________________________________
(1) These options contain market-based and performance-based components as described above.
The following table summarizes the market prices necessary in order for the market-based options to begin to vest:

	Market-based options
Vesting price	Ordinary performance	Extraordinary performance

Over $190.00	1,859	2,229

Total	1,859	2,229

Weighted average share price	$241.24	$241.22
Other Share-Based Awards

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
The Company’s other share-based and similar types of awards are comprised of restricted shares and RSUs. The restricted shares and RSUs are comprised of a combination of service-based awards, performance-based awards and performance and market-based awards.
Service-Based Awards. These awards generally vest over one-to-four year periods. A total of 968 thousand service-based awards were outstanding as of December 31, 2025.
Performance-Based Awards. These awards generally vest if certain specific financial measures are achieved; generally one-third vests on each anniversary of the grant date or cliff-vest on the third anniversary of the grant date. The number of performance-based restricted shares and RSUs that may vest is based on the level of achievement as specified in the award agreements. If the performance criteria achieved is above certain financial performance levels and Altisource’s share performance is above certain established criteria, participants have the opportunity to vest in up to 150% of the restricted share unit award for certain awards. If the performance criteria achieved is below certain thresholds, the award is canceled. A total of 29 thousand performance-based awards were outstanding as of December 31, 2025.
Performance-Based and Market-Based Awards. These awards generally vest if certain specific financial measures are achieved and if certain specific market conditions are achieved. If the performance criteria achieved is above certain financial performance levels and Altisource’s share performance is above certain established criteria, participants have the opportunity to vest in up to 300% of the restricted share unit award for certain awards. If the performance criteria or the market criteria is below certain thresholds, the award is canceled. The Company estimates the grant date fair value of these awards using a Monte Carlo simulation model. A total of 29 thousand performance-based and market-based awards were outstanding as of December 31, 2025.
The Company granted 964 thousand RSUs (at a weighted average grant date fair value of $7.62 per share) during the year ended December 31, 2025. These grants included approximately 0.6 million of RSUs granted to senior management in connection with the Debt Exchange Transaction, 12 thousand performance-based awards and 12 thousand awards that include both a performance condition and a market condition. The Company granted 216 thousand RSUs (at a weighted average grant date fair value of $19.12 per share) during the year ended December 31, 2024. These grants included 11 thousand performance-based awards and 11 thousand awards that include both a performance condition and a market condition.
The following table summarizes the activity related to our restricted shares and RSUs:

Number of restricted shares and restricted share units

Outstanding as of December 31, 2024	249,562
Granted	964,138
Issued	(114,300)
Forfeited / canceled	(73,555)

Outstanding as of December 31, 2025	1,025,845
The following assumptions were used to determine the fair values for the awards that include both a performance condition and a market condition for the years ended December 31:

	2025	2024

Risk-free interest rate (%)	4.29	4.09
Expected stock price volatility (%)	136.82	66.24
Expected dividend yield	—	—
Expected life (in years)	3	3
Fair value	$17.04	$—

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
NOTE 16 — REVENUE
We classify revenue in three categories: service revenue, revenue from reimbursable expenses and non-controlling interests. Service revenue consists of amounts attributable to our fee-based services. Reimbursable expenses and non-controlling interests are pass-through items for which we earn no margin. Reimbursable expenses consist of amounts we incur on behalf of our customers in performing our fee-based services that we pass directly on to our customers without a markup. Non-controlling interests represent the earnings of Lenders One, a consolidated entity that is a mortgage cooperative managed, but not owned, by Altisource. Lenders One’s earnings are included in revenue and reduced from net income (loss) to arrive at net income (loss) attributable to Altisource (see Note 2). Our services are provided to customers primarily located in the United States. The components of revenue were as follows for the years ended December 31:

(in thousands)	2025	2024

Service revenue	$161,257	$150,354
Reimbursable expenses	9,405	9,592
Non-controlling interests	313	188

Total	$170,975	$160,134
Disaggregation of Revenue
Disaggregation of total revenue by segment and major source was as follows for the years ended December 31:

	2025			2024
(in thousands)	Servicer and Real Estate	Origination	Total revenue	Servicer and Real Estate	Origination	Total revenue

Revenue recognized when services are performed or assets are sold	$116,630	$34,777	$151,407	$109,198	$29,940	$139,138
Revenue related to technology platforms and professional services	9,427	736	10,163	10,741	663	11,404
Reimbursable expenses revenue	8,780	625	9,405	9,011	581	9,592
Total revenue	$134,837	$36,138	$170,975	$128,950	$31,184	$160,134
Disaggregation of service revenue by the timing of revenue recognition was as follow for the years ended December 31:

(in thousands)	2025	2024

Over-time revenue recognition	$37,810	$30,384
Point-in-time revenue recognition	123,447	119,970

Total service revenue	$161,257	$150,354
The timing of revenue recognition, billings, and cash collections results in billed, and unbilled accounts receivable (presented as accounts receivable on our consolidated balance sheets), and customer advances (presented as deferred revenue on our consolidated balance sheets), where applicable.
The over-time revenue recognition model consists primarily of the following services for which revenue is recognized over the period during which services are provided:
•For foreclosure trustee services, revenue is recognized as work progresses, in accordance with agreed upon milestones with full recognition upon completion and/or recording the related foreclosure deed
•For software-as-a-service (“SaaS”) based technology to manage REO, we recognize revenue over the estimated average number of months the REO properties are on the platform before they are sold
•For vendor management transactions, revenue is recognized over the period during which services are provided
•For fund disbursement services, we recognize revenue over the period during which we perform the processing services with full recognition upon completion of the disbursements

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
•For residential real estate renovation services, we recognize revenue over time as work is completed, measured by the percentage of work performed relative to the total project. Field inspections by qualified professionals form a fundamental part of the Company’s assessment, measure and documentation of work completed on real estate renovations. As of December 31, 2025, the value of unfulfilled renovation orders amounted to $3.7 million, with the majority of this backlog expected to be completed and recognized as revenue within the first quarter of 2026 and the remainder anticipated to be completed in the second quarter of 2026
•We recognize membership fees from Lender One members ratably over the term of membership
•For vendor management oversight SaaS, we recognize revenue over the period during which we perform the services.
Transactions with Related Parties
John G. Aldridge, Jr., the Managing Partner of Aldridge Pite LLP (“Aldridge Pite”), is a member of the Board of Directors of Altisource. Aldridge Pite provides eviction and other real estate related services to the Company and pays for the use of certain of the Company’s technology in connection with providing these services. The Company recognized service revenue of $0.1 million and $0.1 million for the years ended December 31, 2025 and 2024, respectively, relating to services provided to Aldridge Pite.
Contract Balances
Our contract assets consist of unbilled accounts receivable (see Note 4). Our contract liabilities consist of current deferred revenue and other non-current liabilities as reported on the accompanying consolidated balance sheets. The deferred revenue opening and closing balances were as follows for the years ended December 31:

(in thousands)	2025	2024

Deferred revenue, beginning balance	$3,979	$3,204
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(3,801)	(3,581)
Increase due to billing, excluding amounts recognized as revenue during the period	3,309	4,356
Deferred revenue, ending balance	$3,487	$3,979
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

(in thousands)	2025	2024

Outside fees and services	$69,317	$59,808
Compensation and benefits	31,115	29,321
Technology and telecommunications	11,848	11,282
Reimbursable expenses	9,405	9,592
Depreciation and amortization	380	602

Total	$122,065	$110,605
Transactions with Related Parties
The Company recognized cost of revenue of $1.1 million and $1.0 million for the years ended December 31, 2025 and 2024, respectively, relating to services received from Aldridge Pite. As of December 31, 2025, the Company had no amounts payable to Aldridge Pite.

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

(in thousands)	2025	2024

Compensation and benefits	$20,008	$19,212
Professional services	5,157	10,118
Amortization of intangible assets	5,183	5,080
Occupancy related costs	3,388	3,556
Marketing costs	2,375	2,051
Depreciation and amortization	137	395
Other	4,728	5,208

Total	$40,976	$45,620
NOTE 19 — OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following for the years ended December 31:

(in thousands)	2025	2024

Interest income (expense)	$1,403	$1,029
Other, net	(147)	1,757

Total	$1,256	$2,786
NOTE 20 — INCOME TAXES
The components of loss before income taxes and non-controlling interests consist of the following for the years ended December 31:

(in thousands)	2025	2024

Domestic - Luxembourg	$(14,147)	$(34,896)
Foreign - U.S.	(4,347)	(283)
Foreign - non-U.S.	4,348	2,312

Total	$(14,146)	$(32,867)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
The income tax benefit (provision) consists of the following for the years ended December 31:

(in thousands)	2025	2024

Current:
Foreign - U.S.	(129)	(241)
Foreign - non-U.S.	15,010	(3,024)
	14,881	(3,265)
Deferred:
Domestic - Luxembourg	$387	$—
Foreign - U.S.	712	341
Foreign - non-U.S.	94	343
	1,193	684
Total:
Domestic - Luxembourg	$387	$—
Foreign - U.S.	583	100
Foreign - non-U.S.	15,104	(2,681)

Income tax benefit (provision)	$16,074	$(2,581)
On June 30, 2024, we exited the Uruguay free trade zone and, as a result, no longer benefit from the Uruguay tax holiday. The impact of this tax holiday decreased foreign taxes by $0.1 million (less than $0.01, per diluted share) for the year ended December 31 2024.
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
A summary of the tax effects of the temporary differences is as follows for the years ended December 31:

(in thousands)	2025	2024

Non-current deferred tax assets:
Net operating loss carryforwards	$498,892	$527,180
Other non-U.S. deferred tax assets	11,073	12,346
Share-based compensation	1,095	1,308
Accrued expenses	2,461	2,308
U.S. federal and state tax credits	482	622
Depreciation	8	14

Non-current deferred tax liabilities:
Intangible assets	(8,755)	(9,141)
Other	(278)	(611)
	504,978	534,026
Valuation allowance	(507,277)	(537,425)

Non-current deferred tax liabilities, net	$(2,299)	$(3,399)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
A valuation allowance is provided when it is deemed more likely than not that some portion or all of a deferred tax asset will not be realized. In determining whether a valuation allowance is needed requires an extensive analysis of positive and negative evidence regarding realization of the deferred tax assets and, inherent in that, an assessment of the likelihood of sufficient future taxable income. When there is a cumulative pretax loss for financial reporting for the current and two preceding years (i.e., a three year cumulative loss), this is a significant element of negative evidence that would be difficult to overcome on a more likely than not or any other basis. Therefore, the Company’s valuation allowance was $507.3 million and $537.4 million as of December 31, 2025 and 2024, respectively.
The Company does not recognize deferred taxes on cumulative earnings of its U.S. and certain other non-Luxembourg subsidiaries because the Company intends for those earnings to be indefinitely reinvested. There are no cumulative earnings in the Company’s U.S. subsidiaries. The other non-Luxembourg earnings that are indefinitely reinvested as of December 31, 2025 were approximately $0.5 million which, if distributed, would result in additional tax due totaling $0.02 million.
The Company had a deferred tax asset of $498.9 million as of December 31, 2025 relating to Luxembourg, U.S. federal, state and foreign net operating losses compared to $527.2 million as of December 31, 2024. As of December 31, 2025 and 2024, a valuation allowance of $497.8 million and $526.6 million, respectively, has been established related to Luxembourg net operating losses (“NOL”). The gross amount of net operating losses available for carryover to future years is approximately $2,088.7 million as of December 31, 2025 and approximately $2,112.5 million as of December 31, 2024. These losses are scheduled to expire between the years 2026 and 2044. The current year Luxembourg deferred tax asset, and related valuation allowance, include a $2.9 million decrease related to a prior year correction of net operating losses. The correction had no impact on the deferred tax asset reported on the balance sheet or income tax expense on the income statement.
In addition, the Company had a deferred tax asset of $0.6 million and $0.8 million, respectively, as of December 31, 2025 and 2024 relating to state tax credits. Some of the state tax credit carryforwards have an indefinite carryforward period.
The effective tax rate differs from the Luxembourg statutory tax rate due to tax rate differences on foreign earnings, changes in uncertain tax positions, state taxes, tax exempt income primarily from the sale of Pointillist and a valuation allowance against deferred tax assets the Company believes it is more likely than not will not be realized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
The following table reconciles the Luxembourg statutory tax rate to our effective tax rate for the years ended December 31:

(in thousands)	2025		2024
	Amount	% of Pretax Income	Amount	% of Pretax Income

Statutory tax rate	$(3,377)	23.87%	$(8,197)	24.94%

Domestic - Luxembourg:
Nontaxable and nondeductible items (loss on treasury shares)	(802)	5.67	(36,991)	112.55
Nontaxable and nondeductible items (gain on debt)	1,220	(8.62)	—	—
Nontaxable and nondeductible items (intercompany)	3,438	(24.30)	—	—
Change in enacted rates	22,208	(156.99)	—	—
Change in valuation allowance	(30,028)	212.27	45,615	(138.79)
Other	6,953	(49.15)	79	(0.24)

Foreign tax effects:
India:
Tax rate differences on foreign earnings	414	(2.93)	(148)	0.45
Local statutory accounting differences	(252)	1.78	234	(0.71)
Effect of cross-border tax laws	968	(6.84)	25	(0.08)
Other	63	(0.45)	(98)	0.30

United States:
Tax rate differences on foreign earnings	40	(0.27)	(95)	0.29
Excess tax benefits on share-based payments	458	(3.24)	419	(1.27)
Change in valuation allowance	—	—	(9,168)	27.90
Nontaxable and nondeductible items (unrecognized tax loss)	—	—	9,168	(27.90)
Other	(42)	0.30	43	(0.13)

Other foreign jurisdictions	(46)	0.33	44	(0.14)

Worldwide changes in unrecognized tax benefits	(17,289)	122.22	1,651	(5.02)

Effective tax rate	$(16,074)	113.65%	$2,581	(7.85)%
The Company follows ASC Topic 740 which clarifies the accounting and disclosure for uncertainty in tax positions. We analyzed our tax filing positions in the domestic and foreign tax jurisdictions where we are required to file income tax returns as well as for all open tax years subject to audit in these jurisdictions. The Company has open tax years in the United States (2018 through 2024), India (2011 through 2025) and Luxembourg (2017 through 2024).
Under Luxembourg legal and regulatory requirements, the public offering of common stock and the share-based compensation are issued out of treasury shares. The difference between the cost of treasury shares when acquired and when reissued results in tax deductible losses of $3.4 million and $26.4 million for the years ended December 31, 2025 and 2024, respectively.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes changes in unrecognized tax benefits during the years ended December 31:

(in thousands)	2025	2024

Amount of unrecognized tax benefits as of the beginning of the year	$10,240	$9,208
Decreases as a result of tax positions taken in a prior period	(7,969)	(191)
Increases as a result of tax positions taken in a prior period	—	1,009
Increases as a result of tax positions taken in the current period	112	214

Amount of unrecognized tax benefits as of the end of the year	$2,383	$10,240
The total amount of unrecognized tax benefits including interest and penalties that, if recognized, would affect the effective tax rate is $3.3 million and $19.2 million as of December 31, 2025 and 2024, respectively. The Company recognizes interest, if any, related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2025 and 2024, the Company had recorded accrued interest and penalties related to unrecognized tax benefits of $1.1 million and $9.1 million, respectively. During the second quarter of 2025, management concluded that certain of its India tax positions for several years were more likely than not to be sustained based on current quarter developments. As a result, the Company recognized a net income tax benefit of $17.7 million, comprised of a $9.6 million reversal of its reserve for uncertain tax positions related to its India operations and a $9.0 million reversal of associated accrued interest, partially offset by related Mauritius Income tax expense of $0.9 million.
The following table summarizes Income taxes paid (net of refunds received) for the years ended December 31:

(in thousands)	2025	2024

Foreign:
India	$(915)	$1,228
United States - federal	640	690
United States - state	84	134
Other	178	1

Total income taxes paid, net of refunds received	$(13)	$2,053
NOTE 21 — EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share: is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. For the year ended December 31, 2025, diluted earnings (loss) per share reflects the assumed conversion of all dilutive securities using the treasury stock method. For the year ended December 31, 2025 diluted net earnings (loss) per share excludes all dilutive securities because their impact would be anti-dilutive, as described below. Basic and diluted (loss) earnings per share has been retroactively adjusted for all prior periods presented to reflect the effects of the Share Consolidation.
Basic and diluted earnings (loss) per share: are calculated as follows for the years ended December 31:

(in thousands, except per share data)	2025	2024

Net income (loss) attributable to Altisource	$1,615	$(35,636)

Weighted average common shares outstanding, basic	10,066	3,567

Weighted average common shares outstanding, diluted	11,067	3,567

Earnings (loss) per share:
Basic	$0.16	$(9.99)
Diluted	$0.15	$(9.99)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
For the years ended December 31, 2025 and 2024, 0.1 million and 0.3 million, respectively, stock options, warrants, restricted shares and RSUs were excluded from the computation of earnings (loss) per share as a result of the following:
•For the year ended December 31, 2024, 0.1 million (no comparative amount for the year ended December 31, 2025) stock options, warrants, restricted shares and RSUs were anti-dilutive and have been excluded from the computation of diluted earnings (loss) per share because the Company incurred a net loss.
•For the years ended December 31, 2025 and 2024, less than 0.1 million and less than 0.1 million, respectively, stock options were anti-dilutive and have been excluded from the computation of diluted earnings (loss) per share because their exercise price was greater than the average market price of our common stock.
•For the years ended December 31, 2025 and 2024, 0.1 million and 0.1 million, respectively, stock options, restricted shares and RSUs, which begin to vest upon the achievement of certain market criteria related to our common stock price, performance criteria and a total shareholder return compared to the market benchmark, have been excluded from the computation of diluted earnings (loss) per share because the achievement levels have not yet been met.
NOTE 22 — COMMITMENTS, CONTINGENCIES AND REGULATORY MATTERS
We record a liability for contingencies if an unfavorable outcome is probable and the amount of loss can be reasonably estimated, including expected insurance coverage. For proceedings where the reasonable estimate of loss is a range, we record a best estimate of loss within the range.
Litigation
We are currently involved in legal actions in the course of our business, most of which seek monetary damages. Although the outcome of these proceedings cannot be predicted with certainty, we currently believe that their outcome, both individually and in the aggregate, other than as described below, will not have a material impact on our financial condition, results of operations or cash flows.
National Fair Housing Alliance v. Altisource Solutions, Inc., et al.
On or about February 1, 2018, the National Fair Housing Alliance (“NFHA”) and eighteen regional housing groups (collectively, the “Plaintiffs”) filed a civil complaint, subsequently amended, against Altisource Solutions, Inc. (“ASI”), a wholly owned subsidiary of the Company, Deutsche Bank National Trust, as Trustee, Deutsche Bank Trust Company Americas, as Trustee, and Ocwen Loan Servicing, LLC (n/k/a Onity Group, Inc.) (collectively, the “Defendants”) in the United States District Court for the Northern District of Illinois (the “Litigation”). The complaint alleged violations of the federal Fair Housing Act in connection with the maintenance and marketing of certain real estate owned properties.
On February 11, 2026, Defendants entered into a settlement agreement (the “Settlement Agreement”) with the Plaintiffs, providing for a full release of claims against the defendants and dismissal of the Litigation with prejudice. Altisource recorded a $7.5 million loss for the year ended December 31, 2025 reflecting the settlement and associated defense costs. The Settlement Agreement contains customary terms and conditions and does not include any admission of liability, fault or unlawful conduct by the defendants.
The Company expects to fund its portion of the settlement from available cash. The Company expects that a significant portion of the liability may be eligible for reimbursement under applicable insurance, subject to the terms and conditions of the applicable insurance policies. However, one insurer is disputing the extent of its available insurance coverage. There can be no assurance as to the timing or amount of any such reimbursement, if any.

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
Onity Related Matters
As discussed in Note 3, during the year ended December 31, 2025, Onity was our largest customer, accounting for 42% of our total revenue. Additionally, 5% of our revenue for the year ended December 31, 2025 was earned on the loan portfolios serviced by Onity, when a party other than Onity or the MSR owner selected Altisource as the service provider.

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
Onity has disclosed that Rithm is one of its largest servicing clients. As of December 31, 2025, Onity reported that approximately 10% of loans serviced and subserviced by Onity (measured in UPB) and approximately 50% of all delinquent loans that Onity services were related to Rithm MSRs or rights to MSRs. In November 2025, Onity disclosed that it had received notification from Rithm that Rithm does not intend to renew its subservicing agreements with Onity effective January 31, 2026.
The termination of Onity’s subservicing agreements with Rithm may have significant adverse effects on Onity’s business. Additionally, Altisource’s revenue from Onity and Rithm (and revenue associated with the Rithm MSRs) will be reduced and our results of operations will be adversely affected by this termination.
The existence or outcome of Onity regulatory matters or Onity’s loss of significant clients may have significant adverse effects on Onity’s business. For example, Onity may be required to alter the way it conducts business, including the parties it contracts with for services, it may be required to seek changes to its existing pricing structure with us, it may lose its non-government-sponsored enterprise (“GSE”) servicing rights or subservicing arrangements or may lose one or more of its state servicing or origination licenses. Additional regulatory actions or adverse financial developments may impose additional restrictions on or require changes in Onity’s business that could require it to sell assets or change its business operations. Any or all of these effects and others could result in our eventual loss of Onity as a customer or a reduction in the number and/or volume of services it purchases from us or the loss of other customers.
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
Leases
We lease certain premises and equipment, primarily consisting of office space. Certain of our leases include options to renew at our discretion or terminate leases early, and these options are considered in our determination of the expected lease term. Certain of our lease agreements include rental payments adjusted periodically for inflation. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. We sublease certain office space to third parties. Sublease income was $0.2 million and $0.6 million for the years ended December 31, 2025 and 2024, respectively. The amortization periods of right-of-use assets are generally limited by the expected lease term. Our leases generally have expected lease terms at adoption of one to six years.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
Information about our lease terms and our discount rate assumption were as follows as of December 31:

	2025	2024

Weighted average remaining lease term (in years)	1.41	1.87
Weighted average discount rate	8.05%	7.93%
Our lease activity was as follows for the years ended December 31:

(in thousands)	2025	2024

Operating lease costs:
Selling, general and administrative expense	$1,596	$1,747

Cash used in operating activities for amounts included in the measurement of lease liabilities	$1,655	$1,794
Short-term (twelve months or less) lease costs	93	20
Maturities of our lease liabilities as of December 31, 2025 are as follows:

(in thousands)	Operating lease obligations

2026	$922
2027	178
2028	104
2029	52
Total lease payments	1,256
Less: interest	(109)

Present value of lease liabilities	$1,147
We have executed no standby letters of credit related to office leases that are secured by restricted cash balances.
Escrow and Other Balances
We hold customers’ assets in escrow and other accounts at various financial institutions pending completion of certain real estate activities and construction review activities. These amounts are held in escrow and other accounts for limited periods of time and are not included in the accompanying consolidated balance sheets. Amounts held in escrow and other accounts were $50.5 million and $20.4 million as of December 31, 2025 and 2024, respectively.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
Financial Information
Financial information for our segments is as follows:

	For the year ended December 31, 2025
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$134,837	$36,138	$—	$170,975
Cost of revenue	86,752	28,861	6,452	122,065
Gross profit (loss)	48,085	7,277	(6,452)	48,910
Selling, general and administrative expenses	7,503	7,162	26,311	40,976
Litigation settlement loss (Note 22)	7,517	—	—	7,517
Income (loss) from operations	33,065	115	(32,763)	417

Other income (expense), net:
Interest income (expense)	(119)	(5)	(12,049)	(12,173)
Debt amendment costs	—	—	(3,646)	(3,646)
Other, net[1]	347	—	909	1,256
Total other income (expense), net	228	(5)	(14,786)	(14,563)

Income (loss) before income taxes and non-controlling interests	$33,293	$110	$(47,549)	$(14,146)

1.Servicer and Real Estate other income is primarily interest income. Corporate and Others other income primarily include other non-operating gains and losses.

	For the year ended December 31, 2024
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$128,950	$31,184	$—	$160,134
Cost of revenue	79,631	24,473	6,501	110,605
Gross profit (loss)	49,319	6,711	(6,501)	49,529
Selling, general and administrative expenses	11,421	6,584	27,615	45,620
Loss on sale of business[1]	—	—	685	685
Income (loss) from operations	37,898	127	(34,801)	3,224

Other income (expense), net
Interest income (expense)	(30)	—	(38,847)	(38,877)
Other, net[2]	150	—	2,636	2,786
Total other income (expense), net	120	—	(36,211)	(36,091)

Income (loss) before income taxes and non-controlling interests	$38,018	$127	$(71,012)	$(32,867)

1.Loss on sale of business includes a $0.7 million loss in connection with the indemnity escrow from the Pointillist sale.
2.Servicer and Real Estate other income is primarily interest income. Corporate and Others other income primarily include other non-operating gains and losses.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Consolidated Financial Statements (Continued)
Total Assets
Total assets for our segments are as follows:

(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Total assets:
December 31, 2025	$56,545	$47,271	$35,985	$139,801
December 31, 2024	58,000	47,251	38,355	143,606

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
As of December 31, 2025, an evaluation was conducted under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of December 31, 2025.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B.    OTHER INFORMATION
Director and Officer Trading Arrangements
During the three months ended December 31, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C.    DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2026 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2026 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2026 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2026 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2026 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this annual report.

1.	Financial Statements

See Item 8 above.

2.	Financial Statement Schedules:

Financial statements schedules are omitted because they are not required or applicable or the required information is included elsewhere in this Annual Report on Form 10-K.

3.	Exhibits:

Exhibit Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of Altisource Portfolio Solutions S.A. (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed with the SEC on October 23, 2025)

4.2	Warrant Agent Agreement (including forms of Warrant issued on April 3, 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on April 2, 2025))

4.3*	Description of Securities

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

10.20 †
Second Amended and Restated Employment Contract dated as of November 6, 2018 between Altisource Solutions S.à r.l. and Gregory J. Ritts (incorporated by reference to Exhibit 10.78 of the Company’s Form 10-K filed with the SEC on February 26, 2019)

10.21 **
Binding Term Sheet dated as of February 22, 2019 between Altisource S.à r.l., Ocwen Financial Corporation and Ocwen Mortgage Servicing, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed with the SEC on April 25, 2019)

10.22
Binding Term Sheet dated as of May 5, 2021 between Altisource S.à r.l., Ocwen Financial Corporation and Ocwen USVI Services, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed with the SEC on May 10, 2021)

10.23 †
Altisource Portfolio Solutions S.A. Amended and Restated 2009 Equity Incentive Plan, dated as of February 18, 2025 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed February 18, 2025)

10.24 **
Exchange First Lien Loan Credit Agreement, dated February 19, 2025 by and among Altisource S.à r.l. and Altisource Portfolio Solutions S.A., Cantor Fitzgerald Securities, as Administrative Agent and Collateral Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed with the SEC on February 25, 2025)

10.25 **
Super Senior Loan Credit Agreement, dated as of February 19, 2025 by and among Altisource S.à r.l. and Altisource Portfolio Solutions S.A., Cantor Fitzgerald Securities, as Administrative Agent and Collateral Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed with the SEC on February 25, 2025)

10.26
Exchange Agreement, dated as of February 19, 2025 by and among Altisource S.à r.l. and Altisource Portfolio Solutions S.A., and the Lenders party thereto (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed with the SEC on February 25, 2025)

10.27
Registration Rights Agreement, dated as of February 19, 2025 by and among Altisource Portfolio Solutions S.A. and the investors party thereto (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K filed with the SEC on February 25, 2025)

10.28	Form of Director Nomination Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed with the SEC on February 25, 2025)

10.29 †	Form of Restricted Stock Award Agreement (Service-Based Restricted Shares) (incorporated by reference to Exhibit 10.33 of the Company's Form 10-K filed with the SEC on March 1, 2025)

19.1	Prevention of Insider Trading and Other Prohibitions (incorporated by reference to Exhibit 19.1 of the Company’s Form 10-K filed with the SEC on March 1, 2025)

21.1 *	Subsidiaries of the Registrant

23.1 *	Consent of Independent Registered Public Accounting Firm (RSM US LLP)

31.1 *	Section 302 Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2 *	Section 302 Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1 *	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 of the Company's Form 10-K/A filed with the SEC on April 1, 2025)

101*
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 is formatted in Inline XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the years in the two-year period ended December 31, 2025; (iii) Consolidated Statements of Equity (Deficit) for each of the years in the two-year period ended December 31, 2025 (iv) Consolidated Statements of Cash Flows for each of the years in the two-year period ended December 31, 2025; (v) Notes to Consolidated Financial Statements; and (vi) Financial Statement Schedule.

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
Date: March 4, 2026

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

Signature	Title	Date

/s/ William B. Shepro	Chairman and Chief Executive Officer	March 4, 2026
William B. Shepro	(Principal Executive Officer)

/s/ Joseph L. Morettini	Director	March 4, 2026
Joseph L. Morettini

/s/ Roland Müller-Ineichen	Director	March 4, 2026
Roland Müller-Ineichen

/s/ John G. Aldridge	Director	March 4, 2026
John G. Aldridge

/s/ Mary Hickok	Director	March 4, 2026
Mary Hickok

/s/ Michelle D. Esterman	Chief Financial Officer	March 4, 2026
Michelle D. Esterman	(Principal Financial Officer and Principal Accounting Officer)