Form 10-Q
period 2026-03-31
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
filed 2026-04-23
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of April 17, 2026, there were 11,278,949 outstanding shares of the registrant’s common stock

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	March 31, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$30,340	$26,603
Accounts receivable, net of allowance for credit losses of $1,855 and $2,492, respectively	20,691	17,984
Prepaid expenses and other current assets	7,799	9,690
Total current assets	58,830	54,277

Premises and equipment, net	333	253
Right-of-use assets under operating leases	943	1,117
Goodwill	55,960	55,960
Intangible assets, net	15,661	17,085
Deferred tax assets, net	6,246	6,342
Other assets	4,181	4,767

Total assets	$142,154	$139,801

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$43,725	$39,595
Current portion of long-term debt	1,225	1,225
Deferred revenue	3,986	3,440
Other current liabilities	2,055	2,805
Total current liabilities	50,991	47,065

Long-term debt	188,526	189,861
Deferred tax liabilities, net	8,600	8,641
Other non-current liabilities	3,679	3,697

Commitments, contingencies and regulatory matters (Note 21)

Deficit:
Common stock ($0.01 par value; 250,000 shares authorized, 11,279 issued and outstanding as of March 31, 2026; 11,021 issued and 10,994 outstanding as of December 31, 2025)	113	110
Additional paid-in capital	257,765	257,359
Accumulated deficit	(368,337)	(363,735)
Treasury stock, at cost (27 shares as of December 31, 2025)	—	(3,948)
Altisource deficit	(110,459)	(110,214)

Non-controlling interests	817	751
Total deficit	(109,642)	(109,463)

Total liabilities and deficit	$142,154	$139,801
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	Three months ended March 31,
	2026	2025

Revenue	$47,584	$43,439
Cost of revenue	34,473	30,114

Gross profit	13,111	13,325
Operating expense:
Selling, general and administrative expenses	11,386	10,080

Income from operations	1,725	3,245
Other income (expense), net:
Interest expense	(2,109)	(4,938)
Debt exchange transaction expenses	—	(2,980)
Other income (expense), net	740	144
Total other income (expense), net	(1,369)	(7,774)

Income (loss) before income taxes and non-controlling interests	356	(4,529)
Income tax provision	(887)	(742)

Net loss	(531)	(5,271)
Net income attributable to non-controlling interests	(104)	(73)

Net loss attributable to Altisource	$(635)	$(5,344)

Loss per share:
Basic	$(0.06)	$(0.74)
Diluted	$(0.06)	$(0.74)

Weighted average shares outstanding:
Basic	11,111	7,265
Diluted	11,111	7,265

Comprehensive loss:
Comprehensive loss, net of tax	$(531)	$(5,271)
Comprehensive income attributable to non-controlling interests	(104)	(73)

Comprehensive loss attributable to Altisource	$(635)	$(5,344)
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Statements of Equity (Deficit)
(in thousands)

	Altisource Equity (Deficit)
	Common stock		Additional paid-in capital	Accumulated Deficit	Treasury stock, at cost	Non-controlling interests	Total
	Shares

Balance, December 31, 2024	3,745	$37	$211,523	$(259,977)	$(108,959)	$665	$(156,711)

Net loss	—	—	—	(5,344)	—	73	(5,271)
Distributions to non-controlling interest holders	—	—	—	—	—	(2)	(2)
Share-based compensation expense	—	—	1,094	—	—	—	1,094
Issuance of common stock, net of issuance costs	7,271	73	42,106	—	—	—	42,179
Exercise of warrants, net of costs	—	—	—	(57,525)	57,525	—	—
Vesting of restricted share units and restricted shares	—	—	—	(25,456)	25,456	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(14,780)	14,462	—	(318)

Balance, March 31, 2025	11,016	$110	$254,723	$(363,082)	$(11,516)	$736	$(119,029)

Balance, December 31, 2025	11,021	$110	$257,359	$(363,735)	$(3,948)	$751	$(109,463)

Net loss	—	—	—	(635)	—	104	(531)
Distributions to non-controlling interest holders	—	—	—	—	—	(38)	(38)
Share-based compensation expense	—	—	1,193	—	—	—	1,193
Vesting of restricted share units and restricted shares	258	3	(787)	(3,472)	4,256	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(495)	(308)	—	(803)

Balance, March 31, 2026	11,279	$113	$257,765	$(368,337)	$—	$817	$(109,642)
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three months ended March 31,
	2026	2025

Cash flows from operating activities:
Net loss	$(531)	$(5,271)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	58	185
Amortization of right-of-use assets under operating leases	377	185
Amortization of intangible assets	1,424	1,270
Share-based compensation expense	1,193	1,094
Bad debt expense	74	(137)
Amortization of debt premium	(1,185)	(766)
Amortization of debt discount	102	641
Amortization of debt issuance costs	54	407
Deferred income taxes	(41)	46
Changes in operating assets and liabilities:
Accounts receivable	(2,781)	(3,001)
Prepaid expenses and other current assets	1,899	336
Other assets	105	(9)
Accounts payable and accrued expenses	4,130	415
Current and non-current operating lease liabilities	(399)	(195)
Other current and non-current liabilities	(26)	(172)
Net cash provided by (used in) operating activities	4,453	(4,972)

Cash flows from investing activities:
Additions to premises and equipment	(138)	(25)
Net cash used in investing activities	(138)	(25)

Cash flows from financing activities:
Proceeds from the Super Senior Facility	—	11,250
Debt issuance costs	—	(1,749)
Repayments of long-term debt	(306)	—
Equity issuance costs	—	(3,191)
Distributions to non-controlling interests	(38)	(2)
Payments of tax withholding on vesting of restricted share units and restricted shares	(803)	(318)
Net cash (used in) provided by financing activities	(1,147)	5,990

Net increase in cash, cash equivalents and restricted cash	3,168	993
Cash, cash equivalents and restricted cash at the beginning of the period	30,493	32,700

Cash, cash equivalents and restricted cash at the end of the period	$33,661	$33,693

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three months ended March 31,
	2026	2025

Supplemental cash flow information:
Interest paid	$3,128	$4,535
Income taxes paid, net	352	96
Acquisition of right-of-use assets with operating lease liabilities	206	26
Reduction of right-of-use assets from operating lease modifications or reassessments	(4)	(162)

Non-cash investing and financing activities:
Equity issued in exchange for debt reduction	—	45,370

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets and the unaudited condensed consolidated statements of cash flows:
	March 31, 2026	March 31, 2025

Cash and cash equivalents	$30,340	$30,817
Restricted cash	3,321	2,876
Total cash, cash equivalents and restricted cash reported in the statements of cash flows	$33,661	$33,693
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
Basis of Accounting and Presentation
The unaudited interim condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the interim data includes all normal recurring adjustments considered necessary to fairly state the results for the interim periods presented. The preparation of interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our interim condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Intercompany transactions and accounts have been eliminated in consolidation. Certain prior year balance sheet amounts have been reclassified for consistency with the current year presentation.
Principles of Consolidation
The financial statements include the accounts of the Company, its wholly-owned subsidiaries and those entities in which we have a variable interest and are the primary beneficiary.
Altisource consolidates Best Partners Mortgage Cooperative, Inc., which is managed by The Mortgage Partnership of America, L.L.C. (“MPA”), a wholly-owned subsidiary of Altisource. Best Partners Mortgage Cooperative, Inc. is a mortgage cooperative doing business as Lenders One® (“Lenders One”). MPA provides services to Lenders One under a management agreement. The management agreement expires on December 31, 2030 and provides for up to two automatic five-year renewal terms to December 31, 2040.
The management agreement between MPA and Lenders One, pursuant to which MPA is the management company, represents a variable interest in a variable interest entity. MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact the cooperative’s economic performance and the right to receive benefits from the cooperative. As a result, Lenders One is presented in the accompanying condensed consolidated financial statements on a consolidated basis and the interests of the members are reflected as non-controlling interests. As of March 31, 2026, Lenders One had total assets of $0.7 million and total liabilities of $0.4 million. As of December 31, 2025, Lenders One had total assets of $0.6 million and total liabilities of $0.4 million.
These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 4, 2026.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
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
Recently Adopted Accounting Pronouncements
In July 2025, the Financial Accounting Standards Board (the “FASB”) issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This standard provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This standard allows companies to assume that conditions as of the balance sheet date remain unchanged for the remaining life of the asset. The Company adopted this standard effective January 1, 2026 and has applied it prospectively. Adoption of this new standard did not have a material impact on the Company’s condensed consolidated financial statements.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This standard clarifies the form and content requirements for interim financial statements and introduces a disclosure principle requiring entities to report material events and changes occurring after the most recent annual period. This standard will be effective for interim periods within fiscal years beginning after December 15, 2027 for public business entities. Early adoption

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
of this standard is permitted. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements. This standard provides clarification and minor updates to various Topics in the FASB Accounting Standards Codification, including guidance related to earnings per share, lease receivables, beneficial interests, treasury stock, and transfers of receivables. This standard will be effective for annual periods beginning after December 15, 2026 and for interim periods within those annual reporting periods. Early adoption of this standard is permitted. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements.
NOTE 2 — CUSTOMER CONCENTRATION
Onity
Onity Group Inc. (together with its subsidiaries, “Onity”) is a residential mortgage loan servicer of mortgage servicing rights (“MSRs”) it owns, including those MSRs in which others have an economic interest, and a subservicer of loans owned by others.
During the three months ended March 31, 2026, Onity was our largest customer, accounting for 37% of our total revenue. Onity purchases certain mortgage services from us under the terms of services agreements and amendments thereto (collectively, the “Onity Services Agreements”) with terms extending through August 2030. Certain of the Onity Services Agreements contain a “most favored nation” provision and also grant the parties the right to renegotiate pricing, among other things.
Revenue from Onity primarily consists of revenue earned from the loan portfolios serviced and subserviced by Onity when Onity engages us as the service provider, and revenue earned directly from Onity, pursuant to the Onity Services Agreements. For the three months ended March 31, 2026 and 2025, we recognized revenue from Onity of $19.5 million and $19.4 million, respectively. Revenue from Onity as a percentage of segment and consolidated revenue was as follows:

	Three months ended March 31,
	2026	2025

Servicer and Real Estate	53%	55%
Origination	—%	—%
Corporate and Others	—%	—%
Consolidated revenue	37%	45%
We earn additional revenue related to the portfolios serviced and subserviced by Onity when a party other than Onity or the MSR owner selects Altisource as the service provider. For the three months ended March 31, 2026 and 2025, we recognized $1.8 million and $2.2 million, respectively, of such revenue. These amounts are not included in deriving revenue from Onity and revenue from Onity as a percentage of revenue discussed above.
As of March 31, 2026, accounts receivable from Onity totaled $6.0 million, $3.5 million of which was billed and $2.5 million of which was unbilled. As of December 31, 2025, accounts receivable from Onity totaled $5.1 million, $2.6 million of which was billed and $2.5 million of which was unbilled.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Rithm purchases brokerage services for real estate owned (“REO”) exclusively from us, irrespective of the subservicer, subject to certain limitations, for certain MSRs set forth in and pursuant to the terms of a Cooperative Brokerage Agreement, as amended, and related letter agreement (collectively, the “Rithm Brokerage Agreement”). The Rithm Brokerage Agreement expired on August 31, 2025. At Rithm’s discretion, Altisource has continued to manage REO and receive referrals from portfolios subject to the Rithm Brokerage Agreement (“Rithm REO”) despite the expiration of the Rithm Brokerage Agreement. Beginning in March 2026, Altisource began transferring Rithm REO to Rithm. We expect most of the transfers of Rithm REO to Rithm will be complete in the second quarter of 2026.
For the three months ended March 31, 2026 and 2025, we recognized revenue from Rithm of $0.6 million and $0.6 million, respectively. For the three months ended March 31, 2026 and 2025, we recognized additional revenue of $2.5 million and $2.5 million, respectively, relating to the Subject MSRs when a party other than Rithm selected us as the service provider.
NOTE 3 — ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consists of the following:

(in thousands)	March 31, 2026	December 31, 2025

Billed	$12,739	$12,796
Unbilled	9,807	7,680
	22,546	20,476
Less: Allowance for credit losses	(1,855)	(2,492)

Total	$20,691	$17,984
Billed accounts receivable includes receivables from certain real estate asset management services, REO and foreclosure sales and title and closing services, for which we generally recognize revenue when the service is provided but collect upon closing of the sale. Unbilled accounts receivable also includes receivables from foreclosure trustee services and property renovation services, for which we generally recognize revenue over the service delivery period but bill following completion of the service. We also include amounts in unbilled accounts receivable that are earned during a month and billed in the following month. As of January 1, 2026, gross accounts receivable totaled $20.5 million, $12.8 million of which was billed and $7.7 million of which was unbilled, less allowance for credit losses of $2.5 million, resulting in net accounts receivable of $18.0 million. As of January 1, 2025, gross accounts receivable totaled $18.2 million, $12.2 million of which was billed and $6.0 million of which was unbilled, less allowance for credit losses of $3.1 million, resulting in net accounts receivable of $15.1 million.
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
Changes in the allowance for expected credit losses consist of the following:

		(Additions) / Subtractions
(in thousands)	Balance at Beginning of Period	Charged to Expenses	Deductions Note(1)	Balance at End of Period

Allowance for expected credit losses:

Three months ended March 31, 2026	$2,492	$74	$(711)	$1,855
Three months ended March 31, 2025	3,124	(137)	(359)	2,628
______________________________________
(1)    Amounts written off as uncollectible or transferred to other accounts or utilized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
NOTE 4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

(in thousands)	March 31, 2026	December 31, 2025

Prepaid expenses	$3,415	$4,291
Maintenance agreements, current portion	1,009	1,203
Income taxes receivable	1,110	1,243
Restricted cash	1,039	1,031
Surety bond collateral	—	1,000
Other current assets	1,226	922

Total	$7,799	$9,690
NOTE 5 — PREMISES AND EQUIPMENT, NET
Premises and equipment, net consists of the following:

(in thousands)	March 31, 2026	December 31, 2025

Computer hardware and software	$45,894	$46,093
Leasehold improvements	709	709
Furniture and fixtures	72	72
Office equipment and other	17	17
	46,692	46,891
Less: Accumulated depreciation and amortization	(46,359)	(46,638)

Total	$333	$253
Depreciation and amortization expense amounted to $0.1 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively, and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive loss.
Premises and equipment, net consist of the following by country:

(in thousands)	March 31, 2026	December 31, 2025

Luxembourg	$142	$190
India	171	40
United States	18	20
Uruguay	2	3

Total	$333	$253

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
NOTE 6 — RIGHT-OF-USE ASSETS UNDER OPERATING LEASES, NET
Right-of-use assets under operating leases, net consists of the following:

(in thousands)	March 31, 2026	December 31, 2025

Right-of-use assets under operating leases	$6,336	$6,340
Less: Accumulated amortization	(5,393)	(5,223)

Total	$943	$1,117
Amortization of operating leases was $0.4 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively, and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive loss.
NOTE 7 — GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following is a summary of goodwill by segment:

(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Total

Balance as of March 31, 2026 and December 31, 2025	$30,681	$25,279	$—	$55,960
Intangible Assets, net
Intangible assets, net consist of the following:

	Weighted average estimated useful life (in years)	Gross carrying amount		Accumulated amortization		Net book value
(in thousands)		March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025

Definite lived intangible assets:
Customer related intangible assets	9	$213,912	$213,912	$(206,921)	$(206,182)	$6,991	$7,730
Operating agreement	20	35,000	35,000	(28,292)	(27,854)	6,708	7,146
Trademarks and trade names	16	9,709	9,709	(8,291)	(8,198)	1,418	1,511
Non-compete agreements	2	432	432	(103)	(41)	329	391
Intellectual property	1	368	368	(153)	(61)	215	307

Total		$259,421	$259,421	$(243,760)	$(242,336)	$15,661	$17,085
Amortization expense for definite lived intangible assets was $1.4 million and $1.3 million for the three months ended March 31, 2026 and 2025, respectively. Forecasted annual definite lived intangible asset amortization expense for 2026 through 2030 is $5.5 million, $4.9 million, $4.4 million, $2.1 million and $0.2 million, respectively.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
NOTE 8 — OTHER ASSETS
Other assets consist of the following:

(in thousands)	March 31, 2026	December 31, 2025

Restricted cash	$2,282	$2,859
Security deposits	335	337
Other	1,564	1,571

Total	$4,181	$4,767
NOTE 9 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable and accrued expenses consist of the following:

(in thousands)	March 31, 2026	December 31, 2025

Accounts payable	$18,157	$13,487
Accrued expenses - general	17,816	17,282
Accrued salaries and benefits	4,997	6,659
Income taxes payable	2,755	2,167

Total	$43,725	$39,595
Other current liabilities consist of the following:

(in thousands)	March 31, 2026	December 31, 2025

Operating lease liabilities	$636	$899
Other	1,419	1,906

Total	$2,055	$2,805
Revolving Loan Agreement
On June 3, 2024, in connection with the Company’s Property Renovation Services business, Altisource Solutions, Inc., an indirect subsidiary of Altisource Portfolio Solutions S.A, entered into a revolving loan agreement (the “Revolving Loan Agreement”) with a then related-party, Accelitron Advanced Motor Controls, Inc. (“AAMC”) (formerly Altisource Asset Management Corporation) .
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
The maturity date of the Revolving Loan Agreement was extended in June 2025 to June 3, 2026 and may be automatically extended for one year on each anniversary of the maturity date. During any extension period, AAMC may terminate the Revolving Loan Agreement upon 150 days prior written notice and the loan will mature upon such termination.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
As of March 31, 2026 and December 31, 2025, there was no outstanding debt under the Revolving Loan Agreement.
NOTE 10 — LONG-TERM DEBT
Long-term debt consists of the following:

(in thousands)	March 31, 2026	December 31, 2025

Senior secured term loans	$158,900	$159,175
Super senior term loan	12,360	12,391
Total principal debt	171,260	171,566
Plus: Unamortized premium	20,972	22,157
Less: Unamortized discount	(1,605)	(1,707)
Less: Unamortized debt issuance and amendment costs	(876)	(930)
Long-term debt, net	189,751	191,086
Less: Current maturities of long-term debt	(1,225)	(1,225)
Total long-term debt	$188,526	$189,861
Principal payments are due as follows:

(in thousands)	Total

2026	919
2027	1,225
2028	1,225
2029	14,458
2030	153,433
Total debt	$171,260
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
In connection with the Debt Exchange Transaction, the Company also paid $3.6 million to advisors and others and recorded these payments as other expense in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2025. Of the total $3.6 million, $3.0 million was recorded for the three months ended March 31, 2025.
The maturity date for $157.5 million of the New Facility is April 30, 2030 and the maturity date for $1.4 million of the New Facility is January 15, 2029.
The New Facility requires mandatory prepayments of the term loans, subject to customary exceptions, as follows: (i) 100% of the proceeds of any other debt not permitted by the New Facility Credit Agreement, (ii) 95% of the net proceeds from the exercise of the Cash Exercise Stakeholder Warrants (as defined in Note 11 below), (iii) 100% of the proceeds of Asset Sales (as defined in the New Facility Credit Agreement), subject to customary reinvestment rights for net proceeds of less than $3 million and certain exceptions, where applicable, (iv) 100% of insurance or condemnation proceeds in excess of $10,000,000 in the aggregate for all losses in any fiscal year, subject to customary reinvestment rights, where applicable, and (v) beginning with the fiscal year ending December 31, 2025, the lesser of (a) 75% of the Consolidated Excess Cash Flow (as defined in the New Facility Credit Agreement) for the most recently ended fiscal year of the Borrower for which financial statements have been delivered and (b) such amount which, immediately after giving effect to such repayment, would result in the Borrower and its subsidiaries having no less than $30 million of cash, shall be applied first to the prepayment of the Super Senior Facility (defined below) and, second, to the prepayment of the New Facility. All mandatory and voluntary prepayments under the New Facility are allocated between the New Debt and the Exit Fee on a pro rata basis.
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
The New Debt bears interest at rates based upon, at our option, the Secured Overnight Financing Rate (“SOFR”) or the Base Rate, as defined in the New Facility credit agreement. SOFR-based term loans bear interest at a rate per annum equal to SOFR plus 6.50% (with a 3.50% SOFR floor) payable in cash. Base Rate-based term loans bear interest at a rate per annum equal to the Base Rate plus 5.50% payable in cash. The interest rate as of March 31, 2026 was 10.27%.
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
The New Facility Credit Agreement contains representations, warranties, covenants, term and conditions customary for transactions of this type. These include covenants limiting the ability of Altisource, the Borrower and its subsidiaries, subject to certain exceptions and baskets, to (i) incur indebtedness, (ii) incur liens on its assets, (iii) agree to additional negative pledges, (iv) make Restricted Junior Payments (as defined in the New Facility Credit Agreement), (v) pay dividends or distribute assets, (vi) make investments, (vii) enter into any transaction of merger or consolidation, liquidate, wind-up or dissolve, or convey any part of its business, assets or property, or acquire the business, property or assets of another person, (viii) dispose of the equity interests of any Significant Subsidiary (as such term is defined in the New Credit Facility Credit Agreement), (ix) enter into sale and leaseback transactions, (x) enter into certain transactions with shareholders and affiliates, (xi) engage in a line of business substantially different than existing business and businesses reasonably related, complementary

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
or ancillary thereto, (xii) modify the terms of certain indebtedness, (xiii) modify the terms of its organizational documents, (xiv) change its fiscal year, and (xv) enter into any transactions undertaken in connection with a Liability Management Transaction (as defined in the New Facility Credit Agreement).
The New Facility contains certain events of default including (i) failure to pay (x) principal when due or (y) interest or any other amount owing on any other obligation under the New Facility Credit Agreement within 5 days of becoming due, (ii) material incorrectness of representations and warranties when made, (iii) breach of certain other covenants, subject to cure periods described therein, (iv) failure to pay principal or interest on any other debt that equals or exceeds $10 million when due, (v) default on any other debt that equals or exceeds $10 million that causes, or gives the holder or holders of such debt the ability to cause, an acceleration of such debt, (vi) bankruptcy and insolvency events with respect to Altisource Portfolio Solutions S.A., Borrower or any Material Subsidiary (as defined in the New Facility Credit Agreement), (vii) entry by a court of one or more judgments against Altisource, Borrower or any Material Subsidiary in an amount in excess of $15 million that remain undischarged, unvacated, unbonded or unstayed for a certain number of days after the entry thereof, (viii) the occurrence of certain ERISA events, (ix) occurrence of a Change of Control (as defined in the New Credit Facility Credit Agreement), (x) the failure of certain Loan Documents (as defined in the New Facility Credit Agreement) to be in full force and effect or Altisource or any Guarantor challenges the validity of any such Loan Document, (xi) the termination of certain material contracts and (xii) failure to comply in any material respects with the terms of the Shareholder Warrants or the Warrant Agreement (as those terms are defined in the New Credit Facility Credit Agreement). If any event of default occurs and is not cured within applicable grace periods set forth in the New Facility Credit Agreement or waived, all loans and other obligations could become due and immediately payable.
Deer Park Road Management Company, LP (together with its affiliates and managed funds, “Deer Park”), a related party, owned approximately 13% of Altisource’s common stock as of March 31, 2026 and December 31, 2025, and $19.8 million of Altisource debt as of March 31, 2026 and December 31, 2025, respectively. An employee of Deer Park is a member of Altisource’s Board of Directors. During the three months ended March 31, 2026 and 2025, Deer Park received interest of $0.4 million and $0.4 million, respectively. On April 3, 2025, Altisource Portfolio Solutions S.A. issued Deer Park Stakeholder Warrants to purchase 1.9 million shares of Altisource common stock for $9.5998 per share, which was its pro-rata share of the Stakeholder Warrants issued to all holders of common stock, restricted share units (“RSUs”) and Penny Warrants (as defined in Note 11) as of the record date for the issuance of Stakeholder Warrants.
UBS Asset Management (Americas) LLC (together with its affiliates and managed funds, “UBS”), a related party, owned approximately 22% of Altisource’s common stock as of March 31, 2026 and December 31, 2025, and $63.6 million and $63.7 million of Altisource debt (including the Super Senior Facility), as of March 31, 2026 and December 31, 2025, respectively. During the three months ended March 31, 2026 and 2025, UBS received interest of $1.3 million and $1.6 million, respectively. On April 3, 2025, Altisource Portfolio Solutions S.A. issued UBS Stakeholder Warrants to purchase 0.2 million shares of Altisource common stock for $9.5998 per share, which was its pro-rata share of the Stakeholder Warrants issued to all holders of common stock, RSUs and Penny Warrants as of the record date for the issuance of Stakeholder Warrants.
Benefit Street Partners L.L.C. (together with its affiliates and managed funds, “Benefit Street”), a related party, owned approximately 16% of Altisource’s common stock as of March 31, 2026 and December 31, 2025, and $30.8 million of Altisource debt, as of March 31, 2026 and December 31, 2025, respectively. During the three months ended March 31, 2026 and 2025, Benefit Street received interest of $0.5 million and $0.4 million, respectively. On April 3, 2025, Altisource Portfolio Solutions S.A. issued Benefit Street Stakeholder Warrants to purchase 2.2 million shares of Altisource common stock for $9.5998 per share, which was its pro-rata share of the Stakeholder Warrants issued to all holders of common stock, RSUs and Penny Warrants as of the record date for the issuance of Stakeholder Warrants.
For additional information on the Stakeholder Warrants, see Note 11.
As of March 31, 2026, debt issuance and amendment costs were $0.9 million, net of $9.1 million of accumulated amortization. As of December 31, 2025, debt issuance and amendment costs were $0.9 million, net of $9.1 million of accumulated amortization.
Super Senior Credit Facility
On February 19, 2025, Altisource Portfolio Solutions S.A. and the Borrower also entered into a $12.5 million super senior credit facility (the “Super Senior Facility”) to fund transaction costs related to the Debt Exchange Transactions (defined above) and for general corporate purposes. The maturity date of the Super Senior Facility is February 19, 2029. The original issue discount on the Super Senior Facility was 10.0%.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
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
The Super Senior Credit Agreement contains representations, warranties, covenants, terms and conditions customary for transactions of this type. These include covenants limiting the ability of Altisource Portfolio Solutions S.A., the Borrower and their subsidiaries, subject to certain exceptions and baskets, to (i) incur indebtedness, (ii) incur liens on its assets, (iii) agree to additional negative pledges, (iv) make Restricted Junior Payments (as defined in the Super Senior Credit Agreement), (v) pay dividends or distribute assets, (vi) make investments, (vii) enter into any transaction of merger or consolidation, liquidate, wind-up or dissolve, or convey any part of its business, assets or property, or acquire the business, property or assets of another person, (viii) dispose of the equity interests of any Significant Subsidiary (as defined in the New Credit Facility Credit Agreement), (ix) enter into sale and leaseback transactions, (x) enter into certain transactions with shareholders and affiliates, (xi) engage in a line of business substantially different than existing business and businesses reasonably related, complementary or ancillary thereto, (xii) modify the terms of certain indebtedness, (xiii) modify the terms of its organizational documents, (xiv) change its fiscal year, and (xv) enter into any transactions undertaken in connection with a Liability Management Transaction (as defined in the Super Senior Credit Agreement). The Super Senior Credit Agreement also requires that the Borrower maintain minimum daily liquidity of not less than the lesser of (a) $12.5 million and (b) the aggregate principal amount of Term Loans (as defined in the Super Senior Credit Agreement) under the Super Senior Facility outstanding on such date.
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
The Super Senior Facility bears interest at rates based upon, at our option, the SOFR or the Base Rate, as defined in the Super Senior Credit Agreement. SOFR-based term loans bear interest at a rate per annum equal to SOFR plus 6.50% (with a 3.50% SOFR floor) payable in cash. Base Rate-based term loans bear interest at a rate per annum equal to the Base Rate plus 5.50% payable in cash. The interest rate as of March 31, 2026 was 10.27%.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
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
NOTE 11 — WARRANTS
Penny Warrants
On February 14, 2023, the lenders under the Amended Credit Agreement (see Note 10 for additional information) received warrants (the “Penny Warrants”) to purchase 402,981 shares of Altisource common stock (the “Penny Warrant Shares”). The number of Penny Warrant Shares was subject to reduction based on the amount of Aggregate Paydowns (as defined in the Amended Credit Agreement). Based on Aggregate Paydowns made during 2023, the number of Penny Warrant Shares was reduced to 201,588. The exercise price per share of common stock under each Penny Warrant was equal to $0.01. During the three months ended March 31, 2025, the remaining 189,483 Penny Warrant Shares were exercised, leaving no remaining Penny Warrants outstanding.
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
The following table summarizes outstanding Stakeholder Warrants and Stakeholder Warrant Shares issuable upon the exercise of outstanding Stakeholder Warrants following the distribution:

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

Cash Exercise Stakeholder Warrants	Cash Exercise Stakeholder Warrant Shares	Net Settle Stakeholder Warrants	Net Settle Stakeholder Warrant Shares	Total Stakeholder Warrants	Total Stakeholder Warrant Shares
35,230,503	7,156,372	35,230,503	7,156,372	70,461,006	14,312,744
The following table summarizes the activity related to Stakeholder Warrants:

	Cash Exercise Stakeholder Warrants	Net Settle Stakeholder Warrants

Outstanding at December 31, 2025	35,213,952	35,169,380
Granted	—	—
Exercised	—	—
Outstanding at March 31, 2026	35,213,952	35,169,380
NOTE 12 — OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following:

(in thousands)	March 31, 2026	December 31, 2025

Income tax liabilities	$3,245	$3,338
Operating lease liabilities	315	248
Deferred revenue	55	47
Other non-current liabilities	64	64

Total	$3,679	$3,697
NOTE 13 — FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The following table presents the carrying amount and estimated fair value of financial instruments and certain liabilities measured at fair value as of March 31, 2026 and December 31, 2025. The following fair values are estimated using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	March 31, 2026				December 31, 2025
(in thousands)	Carrying amount	Fair value			Carrying amount	Fair value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$30,340	$30,340	$—	$—	$26,603	$26,603	$—	$—
Restricted cash	3,321	3,321	—	—	3,890	3,890	—	—

Liabilities:
Senior secured term loan	158,900	—	110,336	—	159,175	—	113,810	—
Super senior term loan	12,360	—	—	12,360	12,391	—	—	12,391
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
Our Super Senior Facility was measured using Level 3 inputs based on the present value of the future payments. As quoted market prices are not available and there is no trading, we believe that the contractual interest rates represent the market rate at the measurement date and therefore the fair value equals the book value.
There were no transfers between different levels during the periods presented.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk primarily consist of cash and cash equivalents and accounts receivable. Our policy is to deposit our cash and cash equivalents with larger, highly rated financial institutions. The Company derived 37% of its revenue from Onity for the three months ended March 31, 2026 (see Note 2 for additional information on Onity revenues and accounts receivable balance). The Company strives to mitigate its concentrations of credit risk with respect to accounts receivable by actively monitoring past due accounts and the economic status of larger customers, if known.
NOTE 14 — SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Common stock
As of March 31, 2026, we had 250.0 million shares authorized, 11.3 million issued and outstanding shares of common stock. As of December 31, 2025, we had 250.0 million shares authorized, 11.0 million shares issued and outstanding shares of common stock. The holders of shares of Altisource common stock generally are entitled to one vote for each share on all matters voted on by shareholders, and the holders of such shares generally possess all voting power.
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
Share Repurchase Program
On May 16, 2023, our shareholders approved the renewal and amendment of the share repurchase program previously approved by our shareholders on May 15, 2018. Under the program, we are authorized to purchase up to 0.4 million shares of our common stock, based on a limit of 15% of the outstanding shares of common stock on the date of approval, at a minimum price of $8.00 per share and a maximum price of $200.00 per share, until May 16, 2028. As of March 31, 2026, approximately 0.4 million shares of common stock remain available for repurchase under the program. In connection with the elimination of the fractional shares resulting from the Share Consolidation, the Company purchased 204 shares of common stock during the second quarter of the year ended December 31, 2025 (no comparative amount for the three months ended March 31, 2026). There were no other purchases of shares of common stock during the year ended December 31, 2025 nor the three months ended March 31, 2026. Under the New Facility and the Super Senior Facility, we are not permitted to repurchase shares except under limited circumstances.
Share-Based Compensation
We issue share-based awards in the form of stock options, restricted shares and RSUs for certain employees, officers and directors. We recognized share-based compensation expense of $1.2 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, estimated unrecognized compensation costs related to share-based awards amounted to $2.8 million, which we expect to recognize over a weighted average remaining requisite service period of approximately 1.41 years.
Stock Options
Stock option grants are composed of a combination of service-based, market-based and performance-based options.
Service-Based Options. These options generally vest over three or four years with equal annual vesting and generally expire on the earlier of ten years after the date of grant or following termination of service. A total of 4 thousand service-based options were outstanding as of March 31, 2026.
Market-Based Options. These option grants generally have two components, each of which vests only upon the achievement of certain criteria. The first component, which we refer to as “ordinary performance” grants, generally consists of two-thirds of the market-based grant and begins to vest if the stock price is at least double the exercise price, as long as the stock price realizes a compounded annual gain of at least 20% over the exercise price. The remaining third of the market-based options, which we refer to as “extraordinary performance” grants, generally begins to vest if the stock

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
price is at least triple the exercise price, as long as the stock price realizes a compounded annual gain of at least 25% over the exercise price. Market-based options generally vest in three or four year installments with the first installment vesting upon the achievement of the criteria and the remaining installments vesting thereafter in equal annual installments. Market-based options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service or in the final three years of the option term, in which case vesting will generally continue in accordance with the provisions of the award agreement. A total of 3 thousand market-based options were outstanding as of March 31, 2026.
Performance-Based Options. These option grants generally will vest if certain specific financial measures are achieved; typically with one-fourth vesting on each anniversary of the grant date. The award of performance-based options is adjusted based on the level of achievement specified in the award agreements. If the performance criteria achieved is above threshold performance levels, participants generally have the opportunity to vest in 50% to 200% of the option grants, depending upon performance achieved. If the performance criteria achieved is below a certain threshold, the options are canceled. The options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service in which case vesting will generally continue in accordance with the provisions of the award agreement. There were 33 thousand performance-based options outstanding as of March 31, 2026.
There were no stock option grants during the three months ended March 31, 2026 and 2025.
We determined the expected option life of all service-based stock option grants using the simplified method, determined based on the graded vesting term plus the contractual term of the options, divided by two. We use the simplified method because we believe that our historical data does not provide a reasonable basis upon which to estimate expected option life.
The following table summarizes the grant date fair value of stock options that vested during the periods presented:

	Three months ended March 31,
(in thousands, except per share data)	2026	2025

Weighted average grant date fair value of stock options granted per share	$—	$—
Intrinsic value of options exercised	—	—
Grant date fair value of stock options that vested	14	83
The following table summarizes the activity related to our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding as of December 31, 2025	40,319	$197.17	2.29	$—
Granted	—	—
Forfeited	—	—

Outstanding as of March 31, 2026	40,319	197.17	2.05	—

Exercisable as of March 31, 2026	36,409	194.50	2.12	—
Other Share-Based Awards
The Company’s other share-based and similar types of awards are comprised of restricted shares and RSUs. The restricted shares and RSUs are comprised of a combination of service-based awards, performance-based awards and performance and market-based awards.
Service-Based Awards. These awards generally vest over one-to-four-year periods. A total of 692 thousand service-based awards were outstanding as of March 31, 2026.
Performance-Based Awards. These awards generally vest if certain specific financial measures are achieved; generally one-third vests on each anniversary of the grant date or cliff-vest on the third anniversary of the grant date. The number of performance-based restricted shares and RSUs that may vest is based on the level of achievement as specified in the award

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
agreements. If the performance criteria achieved is above certain financial performance levels and Altisource’s share performance is above certain established criteria, participants have the opportunity to vest in up to 150% of the restricted share unit award for certain awards. If the performance criteria achieved is below certain thresholds, the award is canceled. A total of 24 thousand performance-based awards were outstanding as of March 31, 2026.
Performance-Based and Market-Based Awards. These awards generally vest if certain specific financial measures are achieved and if certain specific market conditions are achieved. If the performance criteria achieved is above certain financial performance levels and Altisource’s share performance is above certain established criteria, participants have the opportunity to vest in up to 300% of the restricted share unit award for certain awards. If the performance criteria or the market criteria is below certain thresholds, the award is canceled. The Company estimates the grant date fair value of these awards using a Monte Carlo simulation model. A total of 24 thousand performance-based and market-based awards were outstanding as of March 31, 2026.
The Company granted 148 thousand RSUs (at a weighted average grant date fair value of $7.43 per share) during the three months ended March 31, 2026. These grants included approximately four thousand performance-based awards and four thousand awards that include both a performance condition and a market condition. The Company granted 845 thousand RSUs (at a weighted average grant date fair value of $7.73 per share) during the three months ended March 31, 2025. Approximately 573 thousand of these RSUs were granted to senior management in connection with the Debt Exchange Transaction. These grants included 11 thousand performance-based awards and 11 thousand awards that include both a performance condition and a market condition.
The following table summarizes the activity related to our restricted shares and RSUs:

Number of restricted shares and restricted share units

Outstanding as of December 31, 2025	1,025,845
Granted	147,874
Issued	(284,898)
Forfeited/canceled	(149,252)

Outstanding as of March 31, 2026	739,569
NOTE 15 — REVENUE
We classify revenue in three categories: service revenue, revenue from reimbursable expenses and non-controlling interests. Service revenue consists of amounts attributable to our fee-based services. Reimbursable expenses and non-controlling interests are pass-through items for which we earn no margin. Reimbursable expenses consist of amounts we incur on behalf of our customers in performing our fee-based services that we pass directly on to our customers without a markup. Non-controlling interests represent the earnings of Lenders One, a consolidated entity that is a mortgage cooperative managed, but not owned, by Altisource. Lenders One’s earnings are included in revenue and reduced from net loss to arrive at net loss attributable to Altisource (see Note 1). Our services are provided to customers primarily located in the United States. The components of revenue were as follows:

	Three months ended March 31,
(in thousands)	2026	2025

Service revenue	$45,089	$40,895
Reimbursable expenses	2,391	2,471
Non-controlling interests	104	73

Total	$47,584	$43,439

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Disaggregation of Revenue
Disaggregation of total revenue by segment and major source was as follows:

	Three months ended March 31, 2026			Three months ended March 31, 2025
(in thousands)	Servicer and Real Estate	Origination	Total revenue	Servicer and Real Estate	Origination	Total revenue

Revenue recognized when services are performed or assets are sold	$29,145	$13,643	$42,788	$30,485	$7,926	$38,411
Revenue related to technology platforms and professional services	2,205	200	2,405	2,380	177	2,557
Reimbursable expenses revenue	2,287	104	2,391	2,292	179	2,471
Total revenue	$33,637	$13,947	$47,584	$35,157	$8,282	$43,439

Disaggregation of service revenue by the timing of revenue recognition was as follows:

	Three months ended March 31,
(in thousands)	2026	2025

Over-time revenue recognition	$8,564	$10,744
Point-in-time revenue recognition	36,525	30,151

Total service revenue	$45,089	$40,895
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
The over-time revenue recognition model consists primarily of the following services for which revenue is recognized over the period during which services are provided:
•For foreclosure trustee services, revenue is recognized as work progresses, in accordance with agreed upon milestones with full recognition upon completion and/or recording the related foreclosure deed
•For software-as-a-service (“SaaS”) based technology to manage REO, we recognize revenue over the estimated average number of months the REO properties are on the platform before they are sold
•For vendor management transactions, revenue is recognized over the period during which services are provided
•For fund disbursement services, we recognize revenue over the period during which we perform the processing services with full recognition upon completion of the disbursements
•For residential real estate renovation services, we recognize revenue over time as work is completed, measured by the percentage of work performed relative to the total project. Field inspections by qualified professionals form a fundamental part of the Company’s assessment, measure and documentation of work completed on real estate renovations. As of March 31, 2026, the value of unfulfilled renovation orders amounted to $2.8 million, with the majority of this backlog expected to be completed and recognized as revenue within the second quarter of 2026 and the remainder anticipated to be completed in the third quarter of 2026
•We recognize membership fees from Lender One members ratably over the term of membership
•For vendor management oversight SaaS, we recognize revenue over the period during which we perform the services.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Transactions with Related Parties
John G. Aldridge, Jr., the Managing Partner of Aldridge Pite LLP (“Aldridge Pite”), is a member of the Board of Directors of Altisource. Aldridge Pite provides eviction and other real estate related services to the Company and pays for the use of certain of the Company’s technology in connection with providing these services. The Company recognized service revenue of $0.1 million and less than $0.1 million for the three months ended March 31, 2026 and 2025, respectively, relating to services provided to Aldridge Pite.
Contract Balances
Our contract assets consist of unbilled accounts receivable (see Note 3). Our contract liabilities consist of current deferred revenue and other non-current liabilities as reported on the accompanying condensed consolidated balance sheets. The deferred revenue opening and closing balances were as follows:

	Three months ended March 31,
(in thousands)	2026	2025

Deferred revenue, beginning balance	$(3,487)	$(3,979)
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	1,526	1,825
Increase due to billing, excluding amounts recognized as revenue during the period	(2,081)	(1,485)
Deferred revenue, ending balance	$(4,042)	$(3,639)
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

	Three months ended March 31,
(in thousands)	2026	2025

Outside fees and services	$21,059	$17,021
Compensation and benefits	7,855	7,519
Technology and telecommunications	3,119	2,982
Reimbursable expenses	2,391	2,471
Depreciation and amortization	49	121

Total	$34,473	$30,114
Transactions with Related Parties
The Company recognized cost of revenue of $0.3 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively, relating to services received from Aldridge Pite. As of March 31, 2026, the Company had no amounts payable to Aldridge Pite.

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

	Three months ended March 31,
(in thousands)	2026	2025

Compensation and benefits	$5,302	$4,897
Professional services	1,845	1,620
Amortization of intangible assets	1,424	1,270
Occupancy related costs	889	800
Marketing costs	568	527
Depreciation and amortization	9	64
Other	1,349	902

Total	$11,386	$10,080
NOTE 18 — OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following:

	Three months ended March 31,
(in thousands)	2026	2025

Interest income (expense)	$889	$193
Other, net	(149)	(49)

Total	$740	$144
NOTE 19 — INCOME TAXES
We recognized an income tax provision of $0.9 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively. The income tax provision for the three months ended March 31, 2026 and 2025 was driven by income tax expense on transfer pricing income from India and the United States, no tax benefit on the pretax loss from our Luxembourg operating company, and uncertain tax positions.
NOTE 20 — EARNINGS (LOSS) PER SHARE
Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. For the three months ended March 31, 2026, diluted earnings per share reflects the assumed conversion of all dilutive securities using the treasury stock method. For three months ended March 31, 2026, diluted net loss per share excludes all dilutive securities because their impact would be anti-dilutive, as described below. Basic and diluted loss per share has been retroactively adjusted for all prior periods presented to reflect the effects of the Share Consolidation.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Basic and diluted loss per share are calculated as follows:

	Three months ended March 31,
(in thousands, except per share data)	2026	2025

Net loss attributable to Altisource	$(635)	$(5,344)

Weighted average common shares outstanding, basic	11,111	7,265

Weighted average common shares outstanding, diluted	11,111	7,265

Loss per share:
Basic	$(0.06)	$(0.74)
Diluted	$(0.06)	$(0.74)
For the three months ended March 31, 2026 and 2025, 0.6 million and 0.1 million, respectively, stock options, warrants, restricted shares and RSUs were excluded from the computation of diluted loss per share as a result of the following:
•For the three months ended March 31, 2026 and 2025, 0.5 million and less than 0.1 million, respectively, stock options, restricted shares and RSUs were anti-dilutive and have been excluded from the computation of diluted loss per share because the Company incurred a net loss.
•For the three months ended March 31, 2026 and 2025, less than 0.1 million and less than 0.1 million, respectively, stock options were anti-dilutive and have been excluded from the computation of diluted loss per share because their exercise price was greater than the average market price of our common stock.
•For the three months ended March 31, 2026 and 2025, 0.1 million and 0.1 million, respectively, stock options, restricted shares and RSUs, which begin to vest upon the achievement of certain market criteria related to our common stock price, performance criteria and a total shareholder return compared to the market benchmark, have been excluded from the computation of diluted loss per share because the achievement levels have not yet been met.
•For the three months ended March 31, 2026 and 2025, all Stakeholder Warrants were anti-dilutive and have been excluded from the computation of diluted loss per share because their exercise price was greater than the average market price of our common stock.
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
On February 11, 2026, Defendants entered into a settlement agreement (the “Settlement Agreement”) with the Plaintiffs, providing for a full release of claims against the Defendants. The Settlement Agreement contains customary terms and conditions and does not include any admission of liability, fault or unlawful conduct by the Defendants. The Litigation was subsequently dismissed with prejudice.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Altisource recorded a $7.5 million loss for the year ended December 31, 2025 reflecting the settlement and associated defense costs. In March 2026, the Company paid $5 million to Plaintiffs, representing Altisource’s portion of the settlement. In March 2026, the Company received $5 million from one of its insurance providers related to the Litigation and subject to a reservation of rights. The Company is seeking to recover the remaining loss pursuant to applicable insurance, subject to the terms and conditions of the applicable insurance policies. Since the funds received from an insurance provider are subject to a reservation of rights and the recovery of the remaining loss is not certain, no gain from insurance recoveries has been recorded.
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
Onity Related Matters
As discussed in Note 2, during the three months ended March 31, 2026, Onity was our largest customer, accounting for 37% of our total revenue. Additionally, 4% of our revenue for the three months ended March 31, 2026 was earned on the loan portfolios serviced by Onity, when a party other than Onity or the MSR owner selected Altisource as the service provider.
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
Leases
We lease certain premises and equipment, primarily consisting of office space. Certain of our leases include options to renew at our discretion or terminate leases early, and these options are considered in our determination of the expected lease term. Certain of our lease agreements include rental payments adjusted periodically for inflation. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. We sublease certain office space to third parties. Sublease income was less than $0.1 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively. The amortization periods of right-of-use assets are generally limited by the expected lease term. Our leases generally have expected lease terms at adoption of one to six years.
Information about our lease terms and our discount rate assumption were as follows as of March 31:

	2026	2025

Weighted average remaining lease term (in years)	1.72	1.68
Weighted average discount rate	8.06%	8.09%
Our lease activity during the periods was as follows:

	Three months ended March 31,
(in thousands)	2026	2025

Operating lease costs:
Selling, general and administrative expense	$405	$395

Cash used in operating activities for amounts included in the measurement of lease liabilities	$416	$407
Short-term (twelve months or less) lease costs	23	26
Maturities of our lease liabilities as of March 31, 2026 are as follows:

(in thousands)	Operating lease obligations

2026	$584
2027	242
2028	172
2029	52
2030	—
Total lease payments	1,050
Less: interest	(99)

Present value of lease liabilities	$951

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
We have executed no standby letters of credit related to office leases that are secured by restricted cash balances.
Escrow and Other Balances
We hold customers’ assets in escrow and other accounts at various financial institutions pending completion of certain real estate activities and construction review activities. These amounts are held in escrow and other accounts for limited periods of time and are not included in the accompanying condensed consolidated balance sheets. Amounts held in escrow and other accounts were $53.0 million and $50.5 million as of March 31, 2026 and December 31, 2025, respectively.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Financial Information
Financial information for our segments is as follows:

	Three months ended March 31, 2026
	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$33,637	$13,947	$—	$47,584
Cost of revenue	21,529	11,344	1,600	34,473
Gross profit (loss)	12,108	2,603	(1,600)	13,111
Selling, general and administrative expenses	2,543	1,902	6,941	11,386
Income (loss) from operations	9,565	701	(8,541)	1,725

Other income (expense), net:
Interest expense	—	(8)	(2,101)	(2,109)
Other, net	233	—	507	740
Total other income (expense), net	233	(8)	(1,594)	(1,369)

Income (loss) before income taxes and non-controlling interests	$9,798	$693	$(10,135)	$356

	Three months ended March 31, 2025
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$35,157	$8,282	$—	$43,439
Cost of revenue	21,861	6,690	1,563	30,114
Gross profit (loss)	13,296	1,592	(1,563)	13,325
Selling, general and administrative expenses	2,340	1,665	6,075	10,080
Income (loss) from operations	10,956	(73)	(7,638)	3,245

Other income (expense), net:
Interest expense	(33)	—	(4,905)	(4,938)
Debt amendment costs	—	—	(2,980)	(2,980)
Other, net	6	—	138	144
Total other income (expense), net	(27)	—	(7,747)	(7,774)

Income (loss) before income taxes and non-controlling interests	$10,929	$(73)	$(15,385)	$(4,529)

Total Assets
Total assets for our segments are as follows:

(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Total assets:
March 31, 2026	$57,349	$47,807	$36,998	$142,154
December 31, 2025	56,545	47,271	35,985	139,801

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is a supplement to the accompanying interim condensed consolidated financial statements and is intended to provide a reader of our financial statements with a narrative from the perspective of management on our businesses, current developments, financial condition, results of operations and liquidity. Our MD&A should be read in conjunction with our Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on March 4, 2026.
FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include all statements that are not historical fact, including statements that may relate to, among other things, future events or our future financial/operating performance or financial condition. Words such as “anticipate,” “intend,” “expect,” “may,” “could,” “should,” “would,” “will,” “plan,” “estimate,” “believe,” “predict,” “potential” or “continue” or the negative of these terms and comparable terminology are intended to identify such forward-looking statements. Such statements are based on expectations as to the future and are not statements of historical fact. Furthermore, forward-looking statements are not guarantees of future performance and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially. The following are examples of such items and are not intended to be all inclusive:
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
Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the risks discussed in the Risk Factors section of our Form 10-K for the year ended December 31, 2025, such as:
•a depressed rate of residential mortgage delinquencies, defaults or foreclosures, and REO volume can negatively affect demand for certain of our services;
•our ability to retain Onity Group Inc. (together with its subsidiaries, “Onity”) (formerly Ocwen Financial Corporation, or “Ocwen”) as a customer or our ability to receive the anticipated volume of referrals from Onity;
•our ability to mitigate the potential impacts arising from the expiration of the Rithm Brokerage Agreement in August 2025 and the termination of Rithm’s subservicing agreement with Onity effective January 31, 2026;
•our ability to comply with material agreements if a change of control is deemed to have occurred including, among other things, through the formation of a shareholder group, which may cause a termination event or event of default under certain of our agreements;
•our ability to execute on our strategic initiatives;
•our ability to retain our existing customers, expand relationships and attract new customers;
•our ability to comply with governmental regulations and policies and any changes in such regulations and policies;
•our ability to develop, launch and gain market acceptance of new solutions or recoup our investments in developing such new solutions;
•depressed levels of origination volume;
•technology failures, data breaches and cybersecurity risks; and
•significant changes in tax regulations and interpretations in the countries, states and local jurisdictions in which we operate.
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
The Origination segment provides originators with solutions and technologies that span the mortgage origination lifecycle. Within the Origination segment we provide:
Lenders One
Our Lenders One business includes management services provided to the Best Partners Mortgage Cooperative, Inc., doing business as Lenders One® (“Lenders One”), and certain loan manufacturing and capital markets solutions provided primarily to the members of the Lenders One cooperative.
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

We classify revenue in three categories: service revenue, revenue from reimbursable expenses and non-controlling interests. In evaluating our performance, we focus on service revenue. Service revenue consists of amounts attributable to our fee-based services. Reimbursable expenses and non-controlling interests are pass-through items for which we earn no margin. Reimbursable expenses consist of amounts we incur on behalf of our customers in performing our fee-based services that we pass directly on to our customers without a markup. Non-controlling interests represent the earnings of Lenders One. Lenders One is a mortgage cooperative managed, but not owned, by Altisource. Lenders One’s earnings are included in revenue and reduced from net loss to arrive at net loss attributable to Altisource.
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
Servicer and Real Estate:
Through our offerings that support residential real estate and loan investors and forward and reverse servicers, we provide a suite of loan default and real estate investor solutions and technologies intended to meet their growing and evolving needs. We are focused on gaining market share on existing solutions and launching new solutions with our existing customer base and attracting new customers to our offerings. We have a customer base that includes government-sponsored enterprises (“GSEs”), asset managers, and several large bank and non-bank servicers. We believe we are one of only a few providers with a broad suite of solutions, nationwide coverage and scalability. Further, we believe we are well positioned to gain market share from existing and new customers if loan delinquency rates and foreclosure initiations and sales rise, or if they consolidate to larger, full-service providers or outsource services that have historically been performed in-house.
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
Default Related Mortgage Market
Serious delinquency rates, foreclosure initiations and foreclosure sales are low relative to historical levels but increased during the three months ended March 31, 2026 relative to the same period in 2025. Additionally, foreclosure initiations and sales as a percentage of seriously delinquent loans for 2020 through 2025 are significantly lower than prior years. During 2020 and 2021, these percentages were significantly impacted by COVID-19 borrower relief measures, including foreclosure moratoriums and forbearance programs. These measures largely expired at the end of 2021. Beginning in 2022, we believe these percentages were impacted by servicer practices, home price appreciation, the interest rate environment, housing supply, the general state of the economy, and other factors. In 2021 and 2022, a low interest rate environment drove a high volume of refinance transactions and home prices appreciated significantly. Although interest rates began to increase in 2022, home prices remained high. With greater home equity from home price appreciation, we believe troubled borrowers have more options to avoid foreclosure. Foreclosure initiations and sales increased during the three months ended March 31, 2026 compared to the same period in 2025. However, both measures remain below pre-pandemic levels.
While we cannot predict whether the default market will return to a pre-pandemic operating environment, we believe the demand for our default related business is likely to grow. We estimate that in today’s environment it typically takes on average two years to convert foreclosure initiations to foreclosure sales and six months to market and sell the REO. The foreclosure timelines could vary significantly based upon, for example, the state where the property is located, whether the foreclosure is contested, amount of borrower equity in the home and available borrower relief programs. The REO sale timelines could also vary significantly based upon, for example, mortgage interest rates, the local real estate market, whether the home is located in a redemption state and whether the home is occupied post foreclosure.
During 2025 and the three months ended March 31, 2026, to address the close to historically low delinquency rates, we worked to (1) reduce our cost structure, (2) maintain the infrastructure to deliver default related services for our customer base and support the anticipated increase in demand should delinquency rates, foreclosure initiations and/or foreclosure sales rise, and (3) launch new solutions and increase customer adoption of our existing solutions to accelerate the growth of our Origination segment.
Share Repurchase Program
On May 16, 2023, our shareholders approved the renewal and amendment of the share repurchase program previously approved by our shareholders on May 15, 2018. Under the program, we are authorized to purchase up to 0.4 million shares of our common stock, based on a limit of 15% of the outstanding shares of common stock on the date of approval, at a minimum price of $8.00 per share and a maximum price of $200.00 per share, until May 16, 2028. As of March 31, 2026, approximately 0.4 million shares of common stock remain available for repurchase under the program. In connection with the elimination of fractional shares resulting from the Share Consolidation, the Company purchased 204 shares of common stock during the year ended December 31, 2025 (no comparative amount for the three months ended March 31, 2026). There were no other purchases of shares of common stock during the three months ended March 31, 2026 and 2025. Under the new first lien loan facility (the “New Facility”) and the super senior credit facility (the “Super Senior Facility”), we are not permitted to repurchase shares except for limited circumstances.
Onity Related Matters
During the three months ended March 31, 2026, Onity was our largest customer, accounting for 37% of our total revenue. Additionally, 4% of our revenue for the three months ended March 31, 2026 was earned on the loan portfolios serviced by Onity, when a party other than Onity or the mortgage servicing rights (“MSRs”) owner selected Altisource as the service provider.
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
Onity has disclosed that Rithm is one of its largest servicing clients. As of December 31, 2025, Onity reported that approximately 10% of loans serviced and subserviced by Onity (measured in UPB) and approximately 50% of all delinquent loans that Onity services were related to Rithm MSRs or rights to MSRs. In November 2025, Onity disclosed that it had received notification from Rithm that Rithm does not intend to renew its subservicing agreement with Onity effective January 31, 2026.
The termination of Onity’s subservicing agreements with Rithm may have a significant adverse effects on Onity’s business. Additionally, this termination will reduce Altisource’s revenue from Onity and Rithm (and revenue associated with the Rithm MSRs) and our results of operations will be adversely affected.
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
Debt Exchange Transaction
In April 2018, Altisource Portfolio Solutions S.A. and its wholly-owned subsidiary, Altisource S.à r.l. (the “Borrower”), entered into a credit agreement with Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, and certain lenders (the “Credit Agreement”). Under the Credit Agreement, Altisource borrowed $412 million in the form of senior secured term loans (the “SSTL”). Effective February 14, 2023, Altisource Portfolio Solutions S.A. and Altisource S.à r.l. entered into Amendment No. 2 to the Credit Agreement.
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
Factors Affecting Comparability
The following items impact the comparability of our results:
•Industrywide foreclosure initiations were 5% higher for the two months ended February 28, 2026 compared to the same period in 2025 (although still 14% lower than the same pre-COVID-19 period in 2019)
•Industrywide foreclosure sales were 27% higher for the two months ended February 28, 2026 compared to the same period in 2025 (although still 42% lower than the same pre-COVID-19 period in 2019)
•Industrywide mortgage origination unit volume increased by 42% for the three months ended March 31, 2026 compared to the same period in 2025, comprised of a 19% increase in purchase origination and a 91% increase in refinancing origination
•The weighted average interest rate on the Company’s long-term debt was 7.31% for the three months ended March 31, 2026 compared to 8.75% for the same period in 2025
•The Company recognized $3.0 million of expenses related to the Debt Exchange Transaction for the three months ended March 31, 2025 (no comparable amount for the three months ended March 31, 2026).
•The Company recognized an income tax provision of $0.9 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively. The income tax provision for the three months ended March 31, 2026 and 2025 was driven by income tax expense on transfer pricing income from India and the United States, no tax benefit on the pretax loss from our Luxembourg operating company, and uncertain tax positions.

CONSOLIDATED RESULTS OF OPERATIONS
Summary Results
The following is a discussion of our consolidated results of operations for the periods indicated. For a more detailed discussion of the factors that affected the results of our business segments in these periods, see “Segment Results of Operations” below.
The following table sets forth information on our consolidated results of operations:

	Three months ended March 31,
(in thousands, except per share data)	2026	2025	% Increase (decrease)

Service revenue:
Servicer and Real Estate	$31,350	$32,865	(5)
Origination	13,739	8,030	71
Total service revenue	45,089	40,895	10
Reimbursable expenses	2,391	2,471	(3)
Non-controlling interests	104	73	42
Total revenue	47,584	43,439	10
Cost of revenue	34,473	30,114	14
Gross profit	13,111	13,325	(2)
Selling, general and administrative expenses	11,386	10,080	13
Income from operations	1,725	3,245	(47)
Other income (expense), net:
Interest expense	(2,109)	(4,938)	(57)
Debt exchange transaction expenses	—	(2,980)	100
Other income (expense), net	740	144	414
Total other income (expense), net	(1,369)	(7,774)	(82)

Income (loss) before income taxes and non-controlling interests	356	(4,529)	108
Income tax provision	(887)	(742)	(20)

Net loss	(531)	(5,271)	90
Net income attributable to non-controlling interests	(104)	(73)	(42)

Net loss attributable to Altisource	$(635)	$(5,344)	88

Margins:
Gross profit / service revenue	29%	33%
Income from operations / service revenue	4%	8%

Loss per share:
Basic	$(0.06)	$(0.74)	92
Diluted	$(0.06)	$(0.74)	92

Weighted average shares outstanding:
Basic	11,111	7,265	53
Diluted	11,111	7,265	53

Revenue
We recognized service revenue of $45.1 million for the three months ended March 31, 2026, a 10% increase compared to the three months ended March 31, 2025. The increase in service revenue for the three months ended March 31, 2026 was primarily driven by 71% service revenue growth in the Origination segment from sales wins and a stronger origination market. This increase was partially offset by a 5% decline in the Servicer and Real Estate segment primarily from a one-time 2025 pricing adjustment benefit in the Foreclosure Trustee business and lower volume in the Renovation business.
We recognized reimbursable expenses revenue of $2.4 million for the three months ended March 31, 2026, a 3% decrease compared to the three months ended March 31, 2025. The decrease in reimbursable expenses for the three months ended March 31, 2026 was primarily driven by fewer asset resolution and asset management activities in the Marketplace business and a decrease in the Solutions business within the Origination segment, partially offset by growth in the Foreclosure Trustee business in the Solutions business within the Servicer and Real Estate segment.
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
Cost of revenue consists of the following:

	Three months ended March 31,
(in thousands)	2026	2025	% Increase (decrease)

Outside fees and services	$21,059	$17,021	24
Compensation and benefits	7,855	7,519	4
Technology and telecommunications	3,119	2,982	5
Reimbursable expenses	2,391	2,471	(3)
Depreciation and amortization	49	121	(60)

Cost of revenue	$34,473	$30,114	14
We recognized cost of revenue of $34.5 million for the three months ended March 31, 2026, a 14% increase compared to the three months ended March 31, 2025. Outside fees and services for the three months ended March 31, 2026 increased primarily from service revenue growth in the Lenders One business in the Origination segment.
Gross profit decreased to $13.1 million, representing 29% of service revenue, for the three months ended March 31, 2026 compared to $13.3 million, representing 33% of service revenue, for the three months ended March 31, 2025. Gross profit as a percentage of service revenue for the three months ended March 31, 2026 decreased compared to the three months ended March 31, 2025 primarily due to a change in revenue mix from growth in the lower margin Origination Segment and lower revenue in the higher margin Servicer and Real Estate segment. Our margins can vary substantially depending upon the service revenue mix.
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

SG&A expenses consist of the following:

	Three months ended March 31,
(in thousands)	2026	2025	% Increase (decrease)

Compensation and benefits	$5,302	$4,897	8
Professional services	1,845	1,620	14
Amortization of intangible assets	1,424	1,270	12
Occupancy related costs	889	800	11
Marketing costs	568	527	8
Depreciation and amortization	9	64	(86)
Other	1,349	902	50

Selling, general and administrative expenses	$11,386	$10,080	13
SG&A expenses for the three months ended March 31, 2026 of $11.4 million increased by 13% compared to the three months ended March 31, 2025. The increase in SG&A for the three months ended March 31, 2026 was primarily driven by higher other SG&A expenses and compensation and benefits, and professional services. Other SG&A expenses for the three months ended March 31, 2026 increased primarily due to higher bad debt expense. Compensation and benefits for the three months ended March 31, 2026 increased primarily from higher share based compensation.
Income from operations
Income from operations for the three months ended March 31, 2026 was $1.7 million, representing 4% of service revenue, compared to $3.2 million, representing 8% of service revenue, for the three months ended March 31, 2025. Income from operations as a percentage of service revenue declined for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily as a result of lower gross profit as a percentage of service revenue.
Other Income (Expense), net
Other income (expense), net principally includes interest expense and other non-operating gains and losses.
Other income (expense), net was $(1.4) million for the three months ended March 31, 2026 compared to $(7.8) million for the three months ended March 31, 2025. The change for the three months ended March 31, 2026 was primarily driven by lower interest expense and no debt exchange transaction expenses in 2026. The lower interest expense was driven by the decrease in outstanding debt and a lower interest rate from the Debt Exchange Transaction.
Income Tax Provision
We recognized an income tax provision of $0.9 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively. The income tax provision for the three months ended March 31, 2026 and 2025 was driven by income tax expense on transfer pricing income from India and the United States, no tax benefit on the pretax loss from our Luxembourg operating company, and uncertain tax positions.

SEGMENT RESULTS OF OPERATIONS
The following section provides a discussion of pretax results of operations of our business segments. Transactions between segments are accounted for as third party arrangements for purposes of presenting segment results of operations.
Financial information for our segments was as follows:

	Three months ended March 31, 2026
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$31,350	$13,739	$—	$45,089
Reimbursable expenses	2,287	104	—	2,391
Non-controlling interests	—	104	—	104
	33,637	13,947	—	47,584
Cost of revenue	21,529	11,344	1,600	34,473
Gross profit (loss)	12,108	2,603	(1,600)	13,111
Selling, general and administrative expenses	2,543	1,902	6,941	11,386
Income (loss) from operations	9,565	701	(8,541)	1,725
Total other income (expense), net	233	(8)	(1,594)	(1,369)

Income (loss) before income taxes and non-controlling interests	$9,798	$693	$(10,135)	$356

Margins:
Gross profit (loss) / service revenue	39%	19%	N/M	29%
Income (loss) from operations / service revenue	31%	5%	N/M	4%
_____________________________________
N/M — not meaningful.

	Three months ended March 31, 2025
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$32,865	$8,030	$—	$40,895
Reimbursable expenses	2,292	179	—	2,471
Non-controlling interests	—	73	—	73
	35,157	8,282	—	43,439
Cost of revenue	21,861	6,690	1,563	30,114
Gross profit (loss)	13,296	1,592	(1,563)	13,325
Selling, general and administrative expenses	2,340	1,665	6,075	10,080
Income (loss) from operations	10,956	(73)	(7,638)	3,245
Total other income (expense), net	(27)	—	(7,747)	(7,774)

Income (loss) before income taxes and non-controlling interests	$10,929	$(73)	$(15,385)	$(4,529)

Margins:
Gross profit (loss) / service revenue	40%	20%	N/M	33%
Income (loss) from operations / service revenue	33%	(1)%	N/M	8%
_____________________________________
N/M — not meaningful.

Servicer and Real Estate
Revenue
Revenue by line of business was as follows:

	Three months ended March 31,
(in thousands)	2026	2025	% Increase (decrease)

Service revenue:
Solutions	$22,591	$23,899	(5)
Marketplace	6,554	6,588	(1)
Technology and SaaS Products	2,205	2,378	(7)
Total service revenue	31,350	32,865	(5)

Reimbursable expenses:
Solutions	1,315	1,243	6
Marketplace	972	1,049	(7)
Total reimbursable expenses	2,287	2,292	—
Total revenue	$33,637	$35,157	(4)
We recognized service revenue of $31.4 million for the three months ended March 31, 2026, a 5% decrease compared to the three months ended March 31, 2025. We also recognized reimbursable expenses revenue of $2.3 million for the three months ended March 31, 2026, a less than 1% decrease compared to the three months ended March 31, 2025. The decrease in service revenue for the three months ended March 31, 2026 was driven by a one-time 2025 pricing adjustment benefit in the Foreclosure Trustee business and lower volume in the Renovation business in the Solutions business, partially offset by revenue growth in the Title business.
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
Cost of Revenue and Gross Profit
Cost of revenue consisted of the following:

	Three months ended March 31,
(in thousands)	2026	2025	% Increase (decrease)

Outside fees and services	$11,093	$11,879	(7)
Compensation and benefits	6,036	5,698	6
Reimbursable expenses	2,287	2,292	—
Technology and telecommunications	2,067	1,917	8
Depreciation and amortization	46	75	(39)

Cost of revenue	$21,529	$21,861	(2)
Cost of revenue for the three months ended March 31, 2026 of $21.5 million decreased by 2% compared to the three months ended March 31, 2025. The decrease in cost of revenue for the three months ended March 31, 2026 was primarily driven by lower outside fees and services partially offset by higher compensation and benefits. Outside fees and services for the three months ended March 31, 2026 decreased from revenue mix changes in the Field Services Business, partially offset by service revenue growth in the Title business.
Gross profit decreased to $12.1 million, representing 39% of service revenue, for the three months ended March 31, 2026 compared to $13.3 million, representing 40% of service revenue, for the three months ended March 31, 2025. Gross profit as a percentage of service revenue for the three months ended March 31, 2026 decreased primarily due to a change in revenue mix from greater decline in the higher margin Foreclosure Trustee business and the Field services business in the Solutions business. Our margins can vary substantially depending upon the service revenue mix.
Selling, General and Administrative Expenses
SG&A expenses consisted of the following:

	Three months ended March 31,
(in thousands)	2026	2025	% Increase (decrease)

Professional services	$428	$582	(26)
Amortization of intangible assets	740	740	—
Compensation and benefits	590	490	20
Marketing costs	350	344	2
Occupancy related costs	105	106	(1)
Other	330	78	323

Selling, general and administrative expenses	$2,543	$2,340	9
SG&A for the three months ended March 31, 2026 of $2.5 million increased by 9% compared to the three months ended March 31, 2025. The increase in SG&A for the three months ended March 31, 2026 was primarily due to higher bad debt expense partially offset by lower professional services. Professional services for the three months ended March 31, 2026 decreased primarily due to lower legal-related costs.
Income from operations
Income from operations decreased to $9.6 million, representing 31% of service revenue, for the three months ended March 31, 2026 compared to $11.0 million, representing 33% of service revenue, for the three months ended March 31, 2025. Operating income as a percentage of service revenue for the three months ended March 31, 2026 decreased compared to March 31, 2025 as a result of lower gross profit margins and higher SG&A expenses.
Origination
Revenue
Revenue by business unit was as follows:

	Three months ended March 31,
(in thousands)	2026	2025	% Increase (decrease)

Service revenue:
Lenders One	$12,275	$6,354	93
Solutions	1,264	1,499	(16)
Technology and SaaS Products	200	177	13
Total service revenue	13,739	8,030	71

Reimbursable expenses:
Solutions	104	179	(42)
Total reimbursable expenses	104	179	(42)

Non-controlling interests	104	73	42

Total revenue	$13,947	$8,282	68
We recognized service revenue of $13.7 million for the three months ended March 31, 2026, a 71% increase compared to the three months ended March 31, 2025. We also recognized reimbursable expenses revenue of $0.1 million for the three months ended March 31, 2026, a 42% decrease compared to the three months ended March 31, 2025. The increase in service revenue for the three months ended March 31, 2026 was primarily driven by sales wins and a stronger origination market. The decrease in reimbursable expenses for the three months ended March 31, 2026 was primarily driven by a decrease in Title services and lower volumes in the loan fulfillment services business within the Solutions business.
Cost of revenue consisted of the following:

	Three months ended March 31,
(in thousands)	2026	2025	% Increase (decrease)

Outside fees and services	$9,966	$5,142	94
Compensation and benefits	1,105	1,146	(4)
Technology and telecommunications	166	220	(25)
Reimbursable expenses	104	179	(42)
Depreciation and amortization	3	3	—

Cost of revenue	$11,344	$6,690	70
Cost of revenue for the three months ended March 31, 2026 of $11.3 million increased by 70% compared to the three months ended March 31, 2025. The increase in cost of revenue for the three months ended March 31, 2026 was primarily driven by revenue growth.
Gross profit increased to $2.6 million, representing 19% of service revenue, for the three months ended March 31, 2026 compared to $1.6 million, representing 20% of service revenue, for the three months ended March 31, 2025. Gross profit as a percentage of service revenue for the three months ended March 31, 2026 was relatively flat compared to the three months ended March 31, 2025.
Selling, General and Administrative Expenses
SG&A expenses consisted of the following:

	Three months ended March 31,
(in thousands)	2026	2025	% Increase (decrease)

Amortization of intangible assets	$684	$530	29
Compensation and benefits	671	508	32
Professional services	122	319	(62)
Marketing costs	218	183	19
Occupancy related costs	53	50	6
Other	154	75	105

Selling, general and administrative expenses	$1,902	$1,665	14
SG&A for the three months ended March 31, 2026 of $1.9 million increased by 14% compared to the three months ended March 31, 2025. The increase in SG&A for the three months ended March 31, 2026 was primarily due to higher compensation and benefits and amortization of intangible assets, partially offset by lower professional services costs. Compensation and benefits for the three months ended March 31, 2026 increased primarily to support revenue growth in the Lenders One business. Amortization of intangible assets for the three months ended March 31, 2026 increased due to the addition of Lenders One intangible assets in the fourth quarter of 2025. Professional services for the three months ended March 31, 2025 decreased primarily due to lower legal-related costs.
Income (loss) from operations
Income (loss) from operations was $0.7 million, representing 5% of service revenue, for the three months ended March 31, 2026 compared to $(0.1) million, representing less than (1)% of service revenue, for the three months ended March 31, 2025. Income from operations as a percentage of service revenue for the three months ended March 31, 2026 increased compared to the three months ended March 31, 2025, primarily from higher service revenue and lower SG&A expenses as a percentage of service revenue, partially offset by lower gross margin.

Corporate and Others
Cost of Revenue
Cost of revenue consisted of the following:

	Three months ended March 31,
(in thousands)	2026	2025	% Increase (decrease)

Technology and telecommunications	$886	$845	5
Compensation and benefits	714	675	6
Depreciation and amortization	—	43	(100)

Cost of revenue	$1,600	$1,563	2
Cost of revenue for the three months ended March 31, 2026 of $1.6 million increased by 2% compared to the three months ended March 31, 2025. The increase in cost of revenue for the three months ended March 31, 2026 was primarily driven by higher compensation and benefits partially offset by lower depreciation and amortization from the completion of the depreciation periods for certain premises and equipment.
Selling, General and Administrative Expenses
SG&A in Corporate and Others include costs related to the corporate functions including executive, finance, technology, law, compliance, human resources, vendor management, facilities, risk management and eliminations between reportable segments.
SG&A expenses consisted of the following:

	Three months ended March 31,
(in thousands)	2026	2025	% Increase (decrease)

Compensation and benefits	$4,041	$3,899	4
Professional services	1,295	719	80
Occupancy related costs	731	644	14
Depreciation and amortization	9	64	(86)
Other	865	749	15

Selling, general and administrative expenses	$6,941	$6,075	14
SG&A for the three months ended March 31, 2026 of $6.9 million increased by 14% compared to the three months ended March 31, 2025. The increase in SG&A for the three months ended March 31, 2026 was primarily driven by higher professional services from higher accruals for estimated legal matters and higher compensation and benefits from higher share based compensation.
Other Income (Expense), net
Other income (expense), net principally includes interest expense and other non-operating gains and losses.
Other income (expense), net was $(1.6) million for the three months ended March 31, 2026 compared to $(7.8) million for the three months ended March 31, 2025. The change for the three months ended March 31, 2026 was primarily driven by lower interest expense and no debt exchange transaction expenses in 2026. The lower interest expense was driven by the decrease in outstanding debt and a lower interest rate from the Debt Exchange Transaction.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary source of liquidity has historically been cash flow from operations, cash proceeds from sales of businesses, cash proceeds from the sale of equity securities and cash on hand. However, primarily due to lower delinquency and foreclosure rates, and higher home equity, revenue has declined significantly compared to pre-pandemic levels (although revenue grew in 2025 compared to 2024 and for the first three months of 2026 compared to the first three months of 2025).
We seek to deploy cash generated in a disciplined manner. Principally, we intend to use cash to develop and grow complementary services and businesses that we believe will generate attractive margins in line with our core capabilities and strategy and fund negative operating cash flow, if necessary. We also plan to use cash for repayments of our long-term debt and capital investments. In addition, from time to time we may consider and evaluate business acquisitions, dispositions, closures, sales of equity securities or other similar actions that are aligned with our strategy.
Revolving Loan Agreement
In connection with the Company’s Renovation business, on June 3, 2024 Altisource Solutions, Inc., an indirect subsidiary of Altisource Portfolio Solutions S.A, entered into a revolving loan agreement with a then related-party, Accelitron Advanced Motor Controls, Inc. (“AAMC”) (formerly Altisource Asset Management Corporation) (the “Revolving Loan Agreement”).
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
The maturity date of the Revolving Loan Agreement was extended in June 2025 to June 3, 2026 and may be automatically extended for one year on each anniversary of the maturity date. During any extension period, AAMC may terminate the Revolving Loan Agreement upon 150 days prior written notice and the loan will mature upon such termination. The outstanding balance on the Revolving Loan Agreement is due and payable on such maturity date.
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
As of March 31, 2026, there was no outstanding debt under the Revolving Loan Agreement.
Cash Flows
The following table presents our cash flows for the three months ended March 31:

(in thousands)	2026	2025	% Increase (decrease)

Net cash provided by (used in) operating activities	$4,453	$(4,972)	190
Net cash used in investing activities	(138)	(25)	N/M
Net cash (used in) provided by financing activities	(1,147)	5,990	(119)
Net increase in cash, cash equivalents and restricted cash	3,168	993	(219)
Cash, cash equivalents and restricted cash at the beginning of the period	30,493	32,700	(7)

Cash, cash equivalents and restricted cash at the end of the period	$33,661	$33,693	—
_____________________________________
N/M — not meaningful.

Cash Flows from Operating Activities
Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net loss. For the three months ended March 31, 2026, net cash provided by operating activities was $4.5 million compared to net cash (used in) operating activities of $(5.0) million for the three months ended March 31, 2025. The increase in cash provided by (used in) operating activities was driven by a $4.7 million improvement in net loss and a $5.7 million lower use of cash for working capital (accounts receivable, prepaid expenses and other current assets, other assets, accounts payable and accrued expenses, and other current and non-current liabilities), partially offset by $1.3 million higher amortization of debt premium, net of amortization of debt discount and debt issuance costs. Operating cash flows can be negatively impacted because of the nature of some of our services and the mix of services provided. Certain services are performed immediately following or shortly after the referral, but the collection of the receivable does not occur until a specific event occurs (e.g., the foreclosure is complete, the REO asset is sold, etc.). Furthermore, lower margin services generate lower income and cash flows from operations. Consequently, our cash flows from operations may be negatively impacted when comparing one period to another.
Cash Flows from Financing Activities
Net cash (used in) provided by financing activities was $(1.1) million and $6.0 million for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026, we used $0.3 million to make scheduled repayments of our senior secured term loan and Super Senior Facility (no comparative amount for the three months ended March 31, 2025). During the three months ended March 31, 2025, in connection to the Debt Exchange Transaction, we received $11.3 million in proceeds from the Super Senior Credit Facility, net of original issuance discount and used $1.7 million for debt issuance costs and $3.2 million related to the issuance of equity (no comparative amounts for the three months ended March 31, 2026). During the three months ended March 31, 2026 and 2025, we made payments of $0.8 million and $0.3 million, respectively, to satisfy employee tax withholding obligations on the vesting of restricted share units (“RSUs”) and restricted shares. These payments were made to tax authorities, at the employees’ direction, to satisfy the employees’ tax obligations rather than issuing a portion of vested restricted share units and restricted shares to employees. In addition, we distributed less than $0.1 million during both the three months ended March 31, 2026 and 2025, to non-controlling interests.
Future Uses of Cash
Our significant future liquidity obligations primarily pertain to amortization of the New Facility, amortization and maturity of the Super Senior Facility, interest expense under the New Facility and the Super Senior Facility, and operating lease payments on certain of our premises and equipment.
Significant future uses of cash include the following:

		Payments Due by Period
(in thousands)	Total	2026	2027-2028	2029-2030

New Facility (1)	$158,900	$825	$2,200	$155,875
Super Senior Facility (2)	12,360	94	250	12,016
Interest payments (3)	49,546	9,550	25,132	14,864
Lease payments	1,050	584	414	52

Total	$221,856	$11,053	$27,996	$182,807
______________________________________
(1)    $157.3 million of the New Facility matures on April 30, 2030 and $1.4 million of the New Facility matures on January 15, 2029.
(2)    The Super Senior Facility matures on February 19, 2029.
(3)    Estimated future interest payments for the New Facility and the Super Senior Facility based on the three-month Secured Overnight Financing Rate (“SOFR”) interest rate as of March 31, 2026.
We anticipate funding future liquidity requirements with a combination of existing cash balances and cash anticipated to be generated by operating activities. For further information, see Note 10 and Note 21 to the condensed consolidated financial statements.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of escrow and certain other account arrangements.

We hold customers’ assets in escrow and other accounts at various financial institutions pending completion of certain real estate and construction review activities. These amounts are held in escrow and other accounts for limited periods of time and are not included in the accompanying condensed consolidated balance sheets. Amounts held in escrow and other accounts were $53.0 million and $50.5 million as of March 31, 2026 and December 31, 2025, respectively.
Contractual Obligations, Commitments and Contingencies
For the three months ended March 31, 2026, there were no significant changes to our contractual obligations from those identified in our Form 10-K for the fiscal year ended December 31, 2025 and this Form 10-Q, other than those that occur in the normal course of business. See Note 21 to the condensed consolidated financial statements.
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
Our critical accounting policies are described in the MD&A section of our Form 10-K for the year ended December 31, 2025 filed with the SEC on March 4, 2026. There have been no material changes to our critical accounting policies during the three months ended March 31, 2026.
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
Currency Exchange Risk
We are exposed to currency risk from potential changes in currency values of our non-United States dollar denominated expenses, assets, liabilities and cash flows. Our most significant currency exposure relates to the Indian rupee. Based on expenses incurred in Indian rupees for the first quarter of 2026, a one percentage point increase or decrease in value of the Indian rupee in relation to the United States dollar would increase or decrease our annual expenses by approximately $0.1 million.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chairman and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, Chairman and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of March 31, 2026, the end of the period covered by this Quarterly Report. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitation on the Effectiveness of Internal Control
Our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal controls, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We record a liability for contingencies if an unfavorable outcome is probable and the amount of loss can be reasonably estimated. For proceedings where the reasonable estimate of loss is a range, we record a best estimate of loss within the range.
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
On February 11, 2026, Defendants entered into a settlement agreement (the “Settlement Agreement”) with the Plaintiffs, providing for a full release of claims against the defendants. The Settlement Agreement contains customary terms and conditions and does not include any admission of liability, fault or unlawful conduct by the defendants. The Litigation was subsequently dismissed with prejudice.
Altisource recorded a $7.5 million loss for the year ended December 31, 2025 reflecting the settlement and associated defense costs. During the three months ended March 31, 2026, the Company received $5 million from one of its insurance providers related to the Litigation and subject to a reservation of rights. The Company is seeking to recover the remaining loss pursuant to applicable insurance, subject to the terms and conditions of the applicable insurance policies. There can be no assurance as to the timing or amount of any reimbursement, if any.
Regulatory Matters
Periodically, we are subject to audits, examinations and investigations by governmental authorities and receive subpoenas, civil investigative demands or other requests for information from such governmental authorities in connection with their regulatory or investigative authority. We are currently responding to such inquiries from governmental authorities relating to certain aspects of our business. We cannot reasonably predict the outcome of these matters or estimate any potential loss resulting therefrom, if any.
Item 1A. Risk Factors
As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our form 10-K for the year ended December 31, 2025 filed with the SEC on March 4, 2026.
Item 5. Other Information
Director and Officer Trading Arrangements
During the three months ended March 31, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101 *
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2026 is formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2026 and 2025; (iii) Condensed Consolidated Statements of Equity for the three months ended March 31, 2026 and 2025; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025; and (v) Notes to Condensed Consolidated Financial Statements.

104 *	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

______________________________________
*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
(Registrant)

Date:	April 23, 2026	By:	/s/ Michelle D. Esterman
Michelle D. Esterman
Chief Financial Officer
(On behalf of the Registrant and as its Principal Financial Officer and Principal Accounting Officer)