Form 10-Q
period 2026-06-30
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
filed 2026-07-23
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of July 17, 2026, there were 11,420,206 outstanding shares of the registrant’s common stock

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$23,186	$26,603
Accounts receivable, net of allowance for credit losses of $1,935 and $2,492, respectively	26,930	17,984
Prepaid expenses and other current assets	6,464	9,690
Total current assets	56,580	54,277

Premises and equipment, net	508	253
Right-of-use assets under operating leases	708	1,117
Goodwill	55,960	55,960
Intangible assets, net	14,238	17,085
Deferred tax assets, net	6,242	6,342
Other assets	2,252	4,767

Total assets	$136,488	$139,801

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$42,497	$39,595
Current portion of long-term debt	1,211	1,225
Deferred revenue	3,047	3,440
Other current liabilities	1,691	2,805
Total current liabilities	48,446	47,065

Long-term debt	185,000	189,861
Deferred tax liabilities, net	8,668	8,641
Other non-current liabilities	3,703	3,697

Commitments, contingencies and regulatory matters (Note 21)

Deficit:
Common stock ($0.01 par value; 250,000 shares authorized, 11,420 issued and outstanding as of June 30, 2026; 11,021 issued and 10,994 outstanding as of December 31, 2025)	114	110
Additional paid-in capital	258,673	257,359
Accumulated deficit	(368,899)	(363,735)
Treasury stock, at cost (27 shares as of December 31, 2025)	—	(3,948)
Altisource deficit	(110,112)	(110,214)

Non-controlling interests	783	751
Total deficit	(109,329)	(109,463)

Total liabilities and deficit	$136,488	$139,801
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Revenue	$50,663	$43,288	$98,247	$86,727
Cost of revenue	37,843	30,261	72,316	60,375

Gross profit	12,820	13,027	25,931	26,352
Operating expense:
Selling, general and administrative expenses	11,689	9,796	23,075	19,876

Income from operations	1,131	3,231	2,856	6,476
Other income (expense), net:
Interest expense	(2,129)	(2,615)	(4,238)	(7,553)
Gain on early extinguishment of debt	696	—	696	—
Debt exchange transaction expenses	—	(472)	—	(3,452)
Other income (expense), net	259	43	999	187
Total other income (expense), net	(1,174)	(3,044)	(2,543)	(10,818)

(Loss) income before income taxes and non-controlling interests	(43)	187	313	(4,342)
Income tax (provision) benefit	(472)	16,471	(1,359)	15,729

Net (loss) income	(515)	16,658	(1,046)	11,387
Net income attributable to non-controlling interests	(47)	(76)	(151)	(149)

Net (loss) income attributable to Altisource	$(562)	$16,582	$(1,197)	$11,238

(Loss) earnings per share:
Basic	$(0.05)	$1.51	$(0.11)	$1.22
Diluted	$(0.05)	$1.48	$(0.11)	$1.19

Weighted average shares outstanding:
Basic	11,344	10,966	11,228	9,178
Diluted	11,344	11,206	11,228	9,439

Comprehensive (loss) income:
Comprehensive (loss) income, net of tax	$(515)	$16,658	$(1,046)	$11,387
Comprehensive income attributable to non-controlling interests	(47)	(76)	(151)	(149)

Comprehensive (loss) income attributable to Altisource	$(562)	$16,582	$(1,197)	$11,238
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Statements of Equity (Deficit)
(in thousands)

	Altisource Equity (Deficit)
	Common stock		Additional paid-in capital	Accumulated Deficit	Treasury stock, at cost	Non-controlling interests	Total
	Shares

Balance, December 31, 2024	3,745	$37	$211,523	$(259,977)	$(108,959)	$665	$(156,711)

Net loss	—	—	—	(5,344)	—	73	(5,271)
Distributions to non-controlling interest holders	—	—	—	—	—	(2)	(2)
Share-based compensation expense	—	—	1,094	—	—	—	1,094
Issuance of common stock, net of issuance costs	7,271	73	42,106	—	—	—	42,179
Exercise of warrants, net of costs	—	—	—	(57,525)	57,525	—	—
Vesting of restricted share units and restricted shares	—	—	—	(25,456)	25,456	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(14,780)	14,462	—	(318)

Balance, March 31, 2025	11,016	$110	$254,723	$(363,082)	$(11,516)	$736	$(119,029)

Net income	—	—	—	16,582	—	76	16,658
Distributions to non-controlling interest holders	—	—	—	—	—	(53)	(53)
Share-based compensation expense	—	—	664	—	—	—	664
Issuance of common stock, net of issuance costs	—	—	(159)	—	—	—	(159)
Vesting of restricted share units and restricted shares	—	—	—	(5,910)	5,910	—	—
Purchase of fractional shares	—	—	—	—	(1)	—	(1)
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(198)	188	—	(10)

Balance, June 30, 2025	11,016	$110	$255,228	$(352,608)	$(5,419)	$759	$(101,930)

Balance, December 31, 2025	11,021	$110	$257,359	$(363,735)	$(3,948)	$751	$(109,463)

Net loss	—	—	—	(635)	—	104	(531)
Distributions to non-controlling interest holders	—	—	—	—	—	(38)	(38)
Share-based compensation expense	—	—	1,193	—	—	—	1,193
Vesting of restricted share units and restricted shares	258	3	(787)	(3,472)	4,256	—	—
Treasury shares withheld for the payment of tax on restricted share unit and restricted share issuances	—	—	—	(495)	(308)	—	(803)

Balance, March 31, 2026	11,279	$113	$257,765	$(368,337)	$—	$817	$(109,642)

Net loss	—	—	—	(562)	—	47	(515)
Distributions to non-controlling interest holders	—	—	—	—	—	(81)	(81)
Share-based compensation expense	—	—	1,242	—	—	—	1,242
Issuance of common stock, net of issuance costs	—	—	(263)	—	—	—	(263)
Vesting of restricted share units and restricted shares, net of shares withheld for taxes	141	1	(71)	—	—	—	(70)

Balance, June 30, 2026	11,420	$114	$258,673	$(368,899)	$—	$783	$(109,329)
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30,
	2026	2025

Cash flows from operating activities:
Net (loss) income	$(1,046)	$11,387
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	114	363
Amortization of right-of-use assets under operating leases	766	546
Amortization of intangible assets	2,847	2,540
Share-based compensation expense	2,435	1,758
Bad debt expense	189	(38)
Amortization of debt premium	(2,391)	(1,677)
Amortization of debt discount	209	718
Amortization of debt issuance costs	111	448
Gain on early extinguishment of debt	(696)	—
Deferred income taxes	27	70
Changes in operating assets and liabilities:
Accounts receivable	(9,135)	(3,354)
Prepaid expenses and other current assets	3,243	737
Other assets	106	(23)
Accounts payable and accrued expenses	2,902	(1,521)
Current and non-current operating lease liabilities	(802)	(563)
Other current and non-current liabilities	(1,056)	(16,669)
Net cash used in operating activities	(2,177)	(5,278)

Cash flows from investing activities:
Additions to premises and equipment	(369)	(28)
Net cash used in investing activities	(369)	(28)

Cash flows from financing activities:
Proceeds from the Super Senior Facility	—	11,250
Debt issuance costs	—	(1,741)
Repayments and repurchases of long-term debt	(2,108)	(306)
Equity issuance costs	(263)	(3,350)
Purchase of fractional shares	—	(1)
Distributions to non-controlling interests	(119)	(55)
Payments of tax withholding on vesting of restricted share units and restricted shares	(873)	(328)
Net cash (used in) provided by financing activities	(3,363)	5,469

Net (decrease) increase in cash, cash equivalents and restricted cash	(5,909)	163
Cash, cash equivalents and restricted cash at the beginning of the period	30,493	32,700

Cash, cash equivalents and restricted cash at the end of the period	$24,584	$32,863

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30,
	2026	2025

Supplemental cash flow information:
Interest paid	$6,295	$7,910
Income taxes (refunded) paid, net	94	(682)
Acquisition of right-of-use assets with operating lease liabilities	360	77
Reduction of right-of-use assets from operating lease modifications or reassessments	(3)	(162)

Non-cash investing and financing activities:
Equity issued in exchange for debt reduction	—	45,370

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets and the unaudited condensed consolidated statements of cash flows:
	June 30, 2026	June 30, 2025

Cash and cash equivalents	$23,186	$29,985
Restricted cash	1,398	2,878
Total cash, cash equivalents and restricted cash reported in the statements of cash flows	$24,584	$32,863
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
The management agreement between MPA and Lenders One, pursuant to which MPA is the management company, represents a variable interest in a variable interest entity. MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact the cooperative’s economic performance and the right to receive benefits from the cooperative. As a result, Lenders One is presented in the accompanying condensed consolidated financial statements on a consolidated basis and the interests of the members are reflected as non-controlling interests. As of June 30, 2026, Lenders One had total assets of $0.7 million and total liabilities of $0.4 million. As of December 31, 2025, Lenders One had total assets of $0.6 million and total liabilities of $0.4 million.
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
Future Adoption of New Accounting Pronouncement
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). This standard amends the codification to enhance the disclosure requirements, in the notes to the financial statements, of specified information about certain costs and expenses in interim and year-end reporting periods. This standard will be effective for annual periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Early adoption of this standard is permitted. The Company is currently evaluating the impact this guidance may have on its condensed consolidated financial statements.
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
During the three and six months ended June 30, 2026, Onity was our largest customer, accounting for 29% and 33%, respectively, of our total revenue. Onity purchases certain mortgage services from us under the terms of services agreements and amendments thereto (collectively, the “Onity Services Agreements”) with terms extending through August 2030. Certain of the Onity Services Agreements contain a “most favored nation” provision and also grant the parties the right to renegotiate pricing, among other things.
Revenue from Onity primarily consists of revenue earned from the loan portfolios serviced and subserviced by Onity when Onity engages us as the service provider, and revenue earned directly from Onity, pursuant to the Onity Services Agreements. For the six months ended June 30, 2026 and 2025, we recognized revenue from Onity of $36.1 million and $37.8 million, respectively ($16.6 million and $18.5 million for the second quarter of 2026 and 2025, respectively). Revenue from Onity as a percentage of segment and consolidated revenue was as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Servicer and Real Estate	37%	54%	46%	55%
Origination	—%	—%	—%	—%
Corporate and Others	—%	—%	—%	—%
Consolidated revenue	29%	43%	33%	44%
We earn additional revenue related to the portfolios serviced and subserviced by Onity when a party other than Onity or the MSR owner selects Altisource as the service provider. For the six months ended June 30, 2026 and 2025, we recognized $3.9 million and $4.1 million, respectively ($2.1 million and $1.9 million for the second quarter of 2026 and 2025, respectively), of such revenue. These amounts are not included in deriving revenue from Onity and revenue from Onity as a percentage of revenue discussed above.
As of June 30, 2026, accounts receivable from Onity totaled $5.1 million, $2.6 million of which was billed and $2.5 million of which was unbilled. As of December 31, 2025, accounts receivable from Onity totaled $5.1 million, $2.6 million of which was billed and $2.5 million of which was unbilled.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Rithm
Rithm Capital Corp. (individually, together with one or more of its subsidiaries or one or more of its subsidiaries individually, “Rithm”) is an asset manager focused on the real estate and financial services industries.
Onity has disclosed that Rithm is one of its largest servicing clients. As of March 31, 2026, Onity reported that Rithm MSRs and rights to MSRs (the “Subject MSRs”) represented $29.7 billion of Onity’s servicing and subservicing portfolio. Onity disclosed that the Subject MSRs represent approximately 9% of loans serviced and subserviced by Onity (measured in unpaid principal balance (“UPB”)) and approximately 47% of all delinquent loans that Onity services (measured in UPB). In November 2025, Onity disclosed that it had received notification from Rithm that Rithm does not intend to renew its subservicing agreements with Onity effective January 31, 2026. Onity also disclosed that the servicing transfer to Rithm’s own servicing platform began in the first quarter of 2026 and that the transfer of $6.9 billion UPB of the Subject MSRs is subject to the receipt of necessary consents from trustees and others, the timing and success of which are uncertain.
Rithm previously purchased brokerage services for real estate owned (“REO”) exclusively from us, irrespective of the subservicer, subject to certain limitations, for certain MSRs set forth in and pursuant to the terms of a Cooperative Brokerage Agreement, as amended, and related letter agreement (collectively, the “Rithm Brokerage Agreement”). The Rithm Brokerage Agreement expired on August 31, 2025. With limited exceptions, however, Altisource has continued to manage REO and receive referrals from Subject MSRs serviced or subserviced by Onity (“Rithm REO”) despite the expiration of the Rithm Brokerage Agreement. Beginning in the first quarter of 2026, Altisource began transferring Rithm REO to Rithm in connection with Onity’s servicing transfers discussed above. As such servicing transfers occur, we do not anticipate receiving future referrals from the transferred MSR portfolios.
For the six months ended June 30, 2026 and 2025, we recognized revenue from Rithm of $1.1 million and $1.8 million, respectively ($0.5 million and $1.1 million for the second quarters of 2026 and 2025, respectively). For the six months ended June 30, 2026 and 2025, we recognized additional revenue of $4.2 million and $5.3 million, respectively ($1.6 million and $2.7 million for the second quarter of 2026 and 2025, respectively), relating to the Subject MSRs when a party other than Rithm selected us as the service provider.
NOTE 3 — ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consists of the following:

(in thousands)	June 30, 2026	December 31, 2025

Billed	$17,337	$12,796
Unbilled	11,528	7,680
	28,865	20,476
Less: Allowance for credit losses	(1,935)	(2,492)

Total	$26,930	$17,984
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Changes in the allowance for expected credit losses consist of the following:

		(Additions) / Subtractions
(in thousands)	Balance at Beginning of Period	Charged to Expenses	Deductions Note(1)	Balance at End of Period

Allowance for expected credit losses:

Three months ended June 30, 2026	$1,855	$115	$(35)	$1,935
Three months ended June 30, 2025	2,628	99	(152)	2,575

Six months ended June 30, 2026	$2,492	$189	$(746)	$1,935
Six months ended June 30, 2025	3,124	(38)	(511)	2,575
______________________________________
(1)    Amounts written off as uncollectible or transferred to other accounts or utilized.
NOTE 4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

(in thousands)	June 30, 2026	December 31, 2025

Prepaid expenses	$2,503	$4,291
Maintenance agreements, current portion	1,034	1,203
Income taxes receivable	1,025	1,243
Restricted cash	1,048	1,031
Surety bond collateral	—	1,000
Other current assets	854	922

Total	$6,464	$9,690
NOTE 5 — PREMISES AND EQUIPMENT, NET
Premises and equipment, net consists of the following:

(in thousands)	June 30, 2026	December 31, 2025

Computer hardware and software	$45,920	$46,093
Leasehold improvements	709	709
Furniture and fixtures	72	72
Office equipment and other	193	17
	46,894	46,891
Less: Accumulated depreciation and amortization	(46,386)	(46,638)

Total	$508	$253
Depreciation and amortization expense amounted to $0.1 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively ($0.1 million and $0.2 million for the second quarters of 2026 and 2025, respectively), and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Premises and equipment, net consist of the following by country:

(in thousands)	June 30, 2026	December 31, 2025

Luxembourg	$110	$190
India	383	40
United States	13	20
Uruguay	2	3

Total	$508	$253
NOTE 6 — RIGHT-OF-USE ASSETS UNDER OPERATING LEASES, NET
Right-of-use assets under operating leases, net consists of the following:

(in thousands)	June 30, 2026	December 31, 2025

Right-of-use assets under operating leases	$6,490	$6,340
Less: Accumulated amortization	(5,782)	(5,223)

Total	$708	$1,117
Amortization of operating leases was $0.8 million and $0.5 million for the six months ended June 30, 2026 and 2025, respectively ($0.4 million and $0.4 million for the second quarters of 2026 and 2025, respectively), and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.
NOTE 7 — GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following is a summary of goodwill by segment:

(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Total

Balance as of June 30, 2026 and December 31, 2025	$30,681	$25,279	$—	$55,960
Intangible Assets, net
Intangible assets, net consist of the following:

	Weighted average estimated useful life (in years)	Gross carrying amount		Accumulated amortization		Net book value
(in thousands)		June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025

Definite lived intangible assets:
Customer related intangible assets	9	$213,912	$213,912	$(207,661)	$(206,182)	$6,251	$7,730
Operating agreement	20	35,000	35,000	(28,729)	(27,854)	6,271	7,146
Trademarks and trade names	16	9,709	9,709	(8,383)	(8,198)	1,326	1,511
Non-compete agreements	2	432	432	(165)	(41)	267	391
Intellectual property	1	368	368	(245)	(61)	123	307

Total		$259,421	$259,421	$(245,183)	$(242,336)	$14,238	$17,085
Amortization expense for definite lived intangible assets was $2.8 million and $2.5 million for the six months ended June 30, 2026 and 2025, respectively ($1.4 million and $1.3 million for the second quarter of 2026 and 2025, respectively). Forecasted

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
annual definite lived intangible asset amortization expense for 2026 through 2030 is $5.5 million, $4.9 million, $4.4 million, $2.1 million and $0.2 million, respectively.
NOTE 8 — OTHER ASSETS
Other assets consist of the following:

(in thousands)	June 30, 2026	December 31, 2025

Restricted cash	$350	$2,859
Security deposits	341	337
Other	1,561	1,571

Total	$2,252	$4,767
NOTE 9 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable and accrued expenses consist of the following:

(in thousands)	June 30, 2026	December 31, 2025

Accounts payable	$18,049	$13,487
Accrued expenses - general	15,998	17,282
Accrued salaries and benefits	5,637	6,659
Income taxes payable	2,813	2,167

Total	$42,497	$39,595
Other current liabilities consist of the following:

(in thousands)	June 30, 2026	December 31, 2025

Operating lease liabilities	$377	$899
Other	1,314	1,906

Total	$1,691	$2,805
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
The maturity date of the Revolving Loan Agreement was extended in June 2026 to June 3, 2027 and may be automatically extended for one year on each anniversary of the maturity date. During any extension period, AAMC may terminate the Revolving Loan Agreement upon 150 days prior written notice and the loan will mature upon such termination.
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
As of June 30, 2026 and December 31, 2025, there was no outstanding debt under the Revolving Loan Agreement.
NOTE 10 — LONG-TERM DEBT
Long-term debt consists of the following:

(in thousands)	June 30, 2026	December 31, 2025

Senior secured term loans	$156,666	$159,175
Super senior term loan	12,328	12,391
Total principal debt	168,994	171,566
Plus: Unamortized premium	19,522	22,157
Less: Unamortized discount	(1,491)	(1,707)
Less: Unamortized debt issuance and amendment costs	(814)	(930)
Long-term debt, net	186,211	191,086
Less: Current maturities of long-term debt	(1,211)	(1,225)
Total long-term debt	$185,000	$189,861
Principal payments are due as follows:

(in thousands)	Total

2026	(606)
2027	(1,211)
2028	(1,211)
2029	(14,458)
2030	(151,508)
Total debt	$(168,994)
Senior Secured Term Loans
In April 2018, Altisource Portfolio Solutions S.A. and its wholly-owned subsidiary, Altisource S.à r.l. (the “Borrower”), entered into a credit agreement with Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, and certain lenders (the “Credit Agreement”). Under the Credit Agreement, Altisource borrowed $412 million in the form of senior secured term loans (the “SSTL”). Effective February 14, 2023, Altisource Portfolio Solutions S.A. and the Borrower entered into Amendment No. 2 to the Credit Agreement (as amended by Amendment No. 2, the “Amended Credit Agreement”).
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
In connection with the Debt Exchange Transaction, the Company also paid $3.6 million to advisors and others and recorded these payments as other expense in the consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2025. Of the total $3.6 million, $3.5 million was recorded for the six months ended June 30, 2025.
During the second quarter of 2026, we repurchased $2.0 million of debt under the New Facility at a discount of 23.7%, recognizing a net gain of $0.7 million on the early extinguishment of debt. This net gain is included in Other income (expense), net, in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
The maturity date for $155.3 million of the New Facility is April 30, 2030 and the maturity date for $1.4 million of the New Facility is January 15, 2029.
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
Amounts outstanding under the New Facility will become due on the earlier of (i) the applicable maturity date, and (ii) the date on which the loans are declared to be due and owing by the administrative agent at the request (or with the consent) of the Required Lenders (as defined in the New Facility Credit Agreement; other capitalized terms, unless defined herein, are defined in the New Facility Credit Agreement) or as otherwise provided in the New Facility Credit Agreement upon the occurrence of any event of default.
The New Debt bears interest at rates based upon, at our option, the Secured Overnight Financing Rate (“SOFR”) or the Base Rate, as defined in the New Facility Credit Agreement. SOFR-based term loans bear interest at a rate per annum equal to SOFR plus 6.50% (with a 3.50% SOFR floor) payable in cash. Base Rate-based term loans bear interest at a rate per annum equal to the Base Rate plus 5.50% payable in cash. The interest rate as of June 30, 2026 was 10.30%.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
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
Deer Park Road Management Company, LP (together with its affiliates and managed funds, “Deer Park”), a related party, owned approximately 13% of Altisource’s common stock as of June 30, 2026 and December 31, 2025, and $19.8 million of Altisource debt as of June 30, 2026 and December 31, 2025, respectively. An employee of Deer Park is a member of Altisource’s Board of Directors. During the six months ended June 30, 2026 and 2025, Deer Park received interest of $0.7 million and $1.1 million, respectively ($0.4 million for the second quarters of 2026 and 2025, respectively) from Altisource. On April 3, 2025, Altisource Portfolio Solutions S.A. issued Deer Park Stakeholder Warrants to purchase 1.9 million shares of common stock for $9.5998 per share, which was its pro-rata share of the Stakeholder Warrants issued to all holders of common stock, restricted share units (“RSUs”) and Penny Warrants (as defined in Note 11) as of the record date for the issuance of Stakeholder Warrants.
UBS Asset Management (Americas) LLC (together with its affiliates and managed funds, “UBS”), a related party, owned approximately 22% of Altisource’s common stock as of June 30, 2026 and December 31, 2025, and $63.5 million and $63.7 million of Altisource debt (including the Super Senior Facility), as of June 30, 2026 and December 31, 2025, respectively. During the six months ended June 30, 2026 and 2025, UBS received interest of $2.1 million and $1.3 million, respectively ($0.9 million and $1.3 million for the second quarters of 2026 and 2025, respectively) from Altisource. On April 3, 2025, Altisource Portfolio Solutions S.A. issued UBS Stakeholder Warrants to purchase 0.2 million shares of common stock for $9.5998 per share, which was its pro-rata share of the Stakeholder Warrants issued to all holders of common stock, RSUs and Penny Warrants as of the record date for the issuance of Stakeholder Warrants.
Benefit Street Partners L.L.C. (together with its affiliates and managed funds, “Benefit Street”), a related party, owned approximately 15% and 16% of Altisource’s common stock as of June 30, 2026 and December 31, 2025, respectively, and $33.1 million and $30.8 million of Altisource debt as of June 30, 2026 and December 31, 2025, respectively. During the six months ended June 30, 2026 and 2025, Benefit Street received interest of $1.2 million and $0.6 million, respectively ($0.6 million and $0.6 million for the second quarters of 2026 and 2025, respectively) from Altisource. On April 3, 2025, Altisource Portfolio Solutions S.A. issued Benefit Street Stakeholder Warrants to purchase 2.2 million shares of common stock for $9.5998 per share, which was its pro-rata share of the Stakeholder Warrants issued to all holders of common stock, RSUs and Penny Warrants as of the record date for the issuance of Stakeholder Warrants.
For additional information on the Stakeholder Warrants, see Note 11.
As of June 30, 2026, debt issuance and amendment costs were $0.8 million, net of $9.2 million of accumulated amortization. As of December 31, 2025, debt issuance and amendment costs were $0.9 million, net of $9.1 million of accumulated amortization.
Super Senior Credit Facility

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
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
The payment of all amounts owing by the Borrower under the Super Senior Credit Agreement is guaranteed by the Guarantors and is secured by a lien on substantially all of the assets of Altisource Portfolio Solutions S.A. and the Guarantors, subject to certain exceptions. The liens securing the Super Senior Facility are senior to the liens securing the New Facility pursuant to, and as set forth in, an intercreditor agreement.
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
The Super Senior Credit Agreement requires mandatory prepayments of the term loans, subject to customary exceptions, as follows: (i) 100% of the proceeds of any other debt not permitted by the Super Senior Credit Agreement, (ii) 95% of the proceeds from the exercise of the Cash Exercise Stakeholder Warrants, (iii) 100% of the proceeds of Asset Sales (as defined in the Super Senior Credit Agreement), subject to customary reinvestment rights for net proceeds of less than $3 million and certain exceptions, where applicable, (iv) 100% of insurance or condemnation proceeds in excess of $10 million in the aggregate for all losses in any fiscal year, subject to customary reinvestment rights, where applicable, and (v) beginning with the fiscal year ending December 31, 2025, the lesser of (a) 75% of the aggregate Consolidated Excess Cash Flow for the most recently ended fiscal year of the Borrower for which financial statements have been delivered and (b) such amount which, immediately after giving effect to such repayment, would result in the Borrower and its subsidiaries having no less than $30 million of cash.
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
The Super Senior Facility bears interest at rates based upon, at our option, the SOFR or the Base Rate, as defined in the Super Senior Credit Agreement. SOFR-based term loans bear interest at a rate per annum equal to SOFR plus 6.50% (with a 3.50% SOFR floor) payable in cash. Base Rate-based term loans bear interest at a rate per annum equal to the Base Rate plus 5.50% payable in cash. The interest rate as of June 30, 2026 was 10.30%.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
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
NOTE 11 — WARRANTS
Penny Warrants
On February 14, 2023, the lenders under the Amended Credit Agreement (see Note 10 for additional information) received warrants (the “Penny Warrants”) to purchase 402,981 shares of common stock (the “Penny Warrant Shares”). The number of Penny Warrant Shares was subject to reduction based on the amount of Aggregate Paydowns (as defined in the Amended Credit Agreement). Based on Aggregate Paydowns made during 2023, the number of Penny Warrant Shares was reduced to 201,588. The exercise price per share of common stock under each Penny Warrant was equal to $0.01. The remaining 189,483 Penny Warrant Shares were exercised in the first quarter of 2025, leaving no remaining Penny Warrants outstanding as of June 30, 2026.
Stakeholder Warrants
On April 3, 2025, the Company issued 70.5 million warrants to purchase approximately 14.3 million shares of common stock for $9.5998 per share (the “Stakeholder Warrants”). The distribution of Stakeholder Warrants was contingent upon, among other things, approval of the issuance by the Company’s shareholders and the consummation of the Debt Exchange Transaction (such conditions, collectively, the “Distribution Conditions”). The Distribution Conditions were satisfied during the quarter ended March 31, 2025.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
The following table summarizes the activity related to Stakeholder Warrants and equivalent Stakeholder Warrant Shares:

	Cash Exercise Stakeholder Warrants	Cash Exercise Stakeholder Warrant Shares	Net Settle Stakeholder Warrants	Net Settle Stakeholder Warrant Shares

Outstanding at December 31, 2025	35,213,952	7,153,010	35,169,380	7,143,956
Granted	—	—	—	—
Exercised	—	—	53	11
Outstanding at June 30, 2026	35,213,952	7,153,010	35,169,327	7,143,945
NOTE 12 — OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following:

(in thousands)	June 30, 2026	December 31, 2025

Income tax liabilities	$3,241	$3,338
Operating lease liabilities	325	248
Deferred revenue	73	47
Other non-current liabilities	64	64

Total	$3,703	$3,697
NOTE 13 — FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The following table presents the carrying amount and estimated fair value of financial instruments and certain liabilities measured at fair value as of June 30, 2026 and December 31, 2025. The following fair values are estimated using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	June 30, 2026				December 31, 2025
(in thousands)	Carrying amount	Fair value			Carrying amount	Fair value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$23,186	$23,186	$—	$—	$26,603	$26,603	$—	$—
Restricted cash	1,398	1,398	—	—	3,890	3,890	—	—

Liabilities:
Senior secured term loan	156,666	—	119,017	—	159,175	—	113,810	—
Super senior term loan	12,328	—	—	12,328	12,391	—	—	12,391
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
Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk primarily consist of cash and cash equivalents and accounts receivable. Generally, our policy is to deposit our cash and cash equivalents with larger, highly rated financial institutions. The

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Company derived 29% and 33% of its revenue from Onity for the three and six months ended June 30, 2026, respectively (see Note 2 for additional information on Onity revenues and accounts receivable balance). The Company strives to mitigate its concentrations of credit risk with respect to accounts receivable by actively monitoring past due accounts and the economic status of larger customers, if known.
NOTE 14 — SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Common stock
As of June 30, 2026, we had 250.0 million shares authorized, 11.4 million issued and outstanding shares of common stock. As of December 31, 2025, we had 250.0 million shares authorized, 11.0 million shares issued and outstanding shares of common stock. The holders of shares of common stock generally are entitled to one vote for each share on all matters voted on by shareholders, and the holders of such shares generally possess all voting power.
On February 18, 2025, the Company’s shareholders approved an increase in the number of authorized shares from 100 million to 250 million and a decrease in the par value of the common stock from $1.00 to $0.01.
On May 20, 2026, the Company’s shareholders approved an increase in shares reserved under the Equity Plan from approximately 2.0 million to approximately 2.8 million and approved annual automatic increases for four years beginning January 1, 2027, equal to the lesser of: (i) 5% of the total number of shares of common stock outstanding on December 31 of the preceding year, (ii) 700,000 shares of common stock, and (iii) such lesser number of shares of common stock as determined by the Board or the Compensation Committee of Altisource.

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
Share Repurchase Program
On May 16, 2023, our shareholders approved the renewal and amendment of the share repurchase program previously approved by our shareholders on May 15, 2018. Under the program, we are authorized to purchase up to 0.4 million shares of our common stock, based on a limit of 15% of the outstanding shares of common stock on the date of approval, at a minimum price of $8.00 per share and a maximum price of $200.00 per share, until May 16, 2028. As of June 30, 2026, approximately 0.4 million shares of common stock remain available for repurchase under the program. In connection with the elimination of the fractional shares resulting from the Share Consolidation, the Company purchased 204 shares of common stock during the second quarter of the year ended December 31, 2025 (no comparative amount for the six months ended June 30, 2026). There were no other purchases of shares of common stock during the year ended December 31, 2025 or the six months ended June 30, 2026. Under the New Facility and the Super Senior Facility, we are not permitted to repurchase shares except under limited circumstances.
Share-Based Compensation
We issue share-based awards in the form of stock options, restricted shares and RSUs for certain employees, officers and directors. We recognized share-based compensation expense of $2.4 million and $1.8 million for the six months ended June 30, 2026 and 2025, respectively ($1.2 million and $0.7 million for the second quarters of 2026 and 2025, respectively). As of June 30, 2026, estimated unrecognized compensation costs related to share-based awards amounted to $4.5 million, which we expect to recognize over a weighted average remaining requisite service period of approximately 1.62 years.
Stock Options
Stock option grants are composed of a combination of service-based, market-based and performance-based options.
Service-Based Options. These options generally vest over three or four years with equal annual vesting and generally expire on the earlier of ten years after the date of grant or following termination of service. A total of 4 thousand service-based options were outstanding as of June 30, 2026.
Market-Based Options. These option grants generally have two components, each of which vests only upon the achievement of certain criteria. The first component, which we refer to as “ordinary performance” grants, generally consists of two-thirds of the market-based grant and begins to vest if the stock price is at least double the exercise price, as

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
long as the stock price realizes a compounded annual gain of at least 20% over the exercise price. The remaining third of the market-based options, which we refer to as “extraordinary performance” grants, generally begins to vest if the stock price is at least triple the exercise price, as long as the stock price realizes a compounded annual gain of at least 25% over the exercise price. Market-based options generally vest in three or four year installments with the first installment vesting upon the achievement of the criteria and the remaining installments vesting thereafter in equal annual installments. Market-based options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service or in the final three years of the option term, in which case vesting will generally continue in accordance with the provisions of the award agreement. A total of 2 thousand market-based options were outstanding as of June 30, 2026.
Performance-Based Options. These option grants generally will vest if certain specific financial measures are achieved; typically with one-fourth vesting on each anniversary of the grant date. The award of performance-based options is adjusted based on the level of achievement specified in the award agreements. If the performance criteria achieved is above threshold performance levels, participants generally have the opportunity to vest in 50% to 200% of the option grants, depending upon performance achieved. If the performance criteria achieved is below a certain threshold, the options are canceled. The options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service in which case vesting will generally continue in accordance with the provisions of the award agreement. There were 33 thousand performance-based options outstanding as of June 30, 2026.
There were no stock option grants during the six months ended June 30, 2026 and 2025.
We determined the expected option life of all service-based stock option grants using the simplified method, determined based on the graded vesting term plus the contractual term of the options, divided by two. We use the simplified method because we believe that our historical data does not provide a reasonable basis upon which to estimate expected option life.
The following table summarizes the grant date fair value of stock options that vested during the periods presented:

	Six months ended June 30,
(in thousands, except per share data)	2026	2025

Grant date fair value of stock options that vested	$14	$83
The following table summarizes the activity related to our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding as of December 31, 2025	40,319	$197.17	2.29	$—
Forfeited	(997)	227.91

Outstanding as of June 30, 2026	39,322	196.39	1.83	—

Exercisable as of June 30, 2026	36,316	194.45	1.87	—
Other Share-Based Awards
The Company’s other share-based and similar types of awards are comprised of restricted shares and RSUs. The restricted shares and RSUs are comprised of a combination of service-based awards, performance-based awards and performance and market-based awards.
Service-Based Awards. These awards generally vest over one-to-four-year periods. A total of 941 thousand service-based awards were outstanding as of June 30, 2026.
Performance-Based Awards. These awards generally vest if certain specific financial measures are achieved; generally one-third vests on each anniversary of the grant date or cliff-vest on the third anniversary of the grant date. The number of performance-based restricted shares and RSUs that may vest is based on the level of achievement as specified in the award agreements. If the performance criteria achieved is above certain financial performance levels and Altisource’s share

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
performance is above certain established criteria, participants have the opportunity to vest in up to 150% of the restricted share unit award for certain awards. If the performance criteria achieved is below certain thresholds, the award is canceled. A total of 57 thousand performance-based awards were outstanding as of June 30, 2026.
Performance-Based and Market-Based Awards. These awards generally vest if certain specific financial measures are achieved and if certain specific market conditions are achieved. If the performance criteria achieved is above certain financial performance levels and Altisource’s share performance is above certain established criteria, participants have the opportunity to vest in up to 300% of the restricted share unit award for certain awards. If the performance criteria or the market criteria is below certain thresholds, the award is canceled. The Company estimates the grant date fair value of these awards using a Monte Carlo simulation model. A total of 57 thousand performance-based and market-based awards were outstanding as of June 30, 2026.
The Company granted 637 thousand RSUs (at a weighted average grant date fair value of $7.41 per share) during the six months ended June 30, 2026. These grants included approximately 49 thousand performance-based awards and 49 thousand awards that include both a performance condition and a market condition. The Company granted 1.0 million RSUs (at a weighted average grant date fair value of $7.56 per share) during the six months ended June 30, 2025. Approximately 573 thousand of these RSUs were granted to senior management in connection with the Debt Exchange Transaction. These grants included 11 thousand performance-based awards and 11 thousand awards that include both a performance condition and a market condition.
The following table summarizes the activity related to our restricted shares and RSUs:

Number of restricted shares and restricted share units

Outstanding as of December 31, 2025	1,025,845
Granted	637,330
Vested	(425,677)
Forfeited/canceled	(181,796)

Outstanding as of June 30, 2026	1,055,702
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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025

Service revenue	$48,730	$40,787	$93,819	$81,682
Reimbursable expenses	1,886	2,425	4,277	4,896
Non-controlling interests	47	76	151	149

Total	$50,663	$43,288	$98,247	$86,727

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Disaggregation of Revenue
Disaggregation of total revenue by segment and major source was as follows:

	Three months ended June 30, 2026			Three months ended June 30, 2025
(in thousands)	Servicer and Real Estate	Origination	Total revenue	Servicer and Real Estate	Origination	Total revenue

Revenue recognized when services are performed or assets are sold	$32,222	$14,165	$46,387	$29,644	$8,711	$38,355
Revenue related to technology platforms and professional services	2,180	210	2,390	2,308	200	2,508
Reimbursable expenses revenue	1,763	123	1,886	2,246	179	2,425
Total revenue	$36,165	$14,498	$50,663	$34,198	$9,090	$43,288

	Six months ended June 30, 2026			Six months ended June 30, 2025
(in thousands)	Servicer and Real Estate	Origination	Total revenue	Servicer and Real Estate	Origination	Total revenue

Revenue recognized when services are performed or assets are sold	$61,367	$27,808	$89,175	$60,129	$16,637	$76,766
Revenue related to technology platforms and professional services	4,385	410	4,795	4,688	377	5,065
Reimbursable expenses revenue	4,050	227	4,277	4,538	358	4,896
Total revenue	$69,802	$28,445	$98,247	$69,355	$17,372	$86,727

Disaggregation of service revenue by the timing of revenue recognition was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025

Over-time revenue recognition	$10,206	$9,499	$18,770	$20,243
Point-in-time revenue recognition	38,524	31,288	75,049	61,439

Total service revenue	$48,730	$40,787	$93,819	$81,682
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
The over-time revenue recognition model consists primarily of the following services for which revenue is recognized over the period during which services are provided:
•For foreclosure trustee services, revenue is recognized as work progresses, in accordance with agreed upon milestones with full recognition upon completion and/or recording the related foreclosure deed
•For software-as-a-service (“SaaS”) based technology to manage REO, we recognize revenue over the estimated average number of months the REO properties are on the platform before they are sold
•For vendor management transactions, revenue is recognized over the period during which services are provided
•For fund disbursement services, we recognize revenue over the estimated average period during which we perform the processing services, with full recognition upon completion of the related fund disbursement
•For residential real estate renovation services, we recognize revenue over time as work is completed, measured by the percentage of work performed relative to the total project. Field inspections by qualified professionals form a fundamental part of the Company’s assessment, measure and documentation of work completed on real estate renovations. As of June 30, 2026, the value of unfulfilled renovation orders amounted to $3.4 million, with the majority of this backlog expected to be completed and recognized as revenue within the third quarter of 2026 and the remainder anticipated to be completed in the fourth quarter of 2026
•We recognize membership fees from Lenders One members ratably over the term of membership
•For vendor management oversight SaaS, we recognize revenue over the period during which we perform the services.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Transactions with Related Parties
John G. Aldridge, Jr., the Managing Partner of Aldridge Pite LLP (“Aldridge Pite”), is a member of the Board of Directors of Altisource. Aldridge Pite provides eviction and other real estate related services to the Company and pays for the use of certain of the Company’s technology in connection with providing these services. The Company recognized service revenue of $0.1 million and less than $0.1 million for the six months ended June 30, 2026 and 2025, respectively (less than $0.1 million for the both the second quarters of 2026 and 2025), relating to services provided to Aldridge Pite.
Contract Balances
Our contract assets consist of unbilled accounts receivable (see Note 3). Our contract liabilities consist of current deferred revenue and other non-current liabilities as reported on the accompanying condensed consolidated balance sheets. The deferred revenue opening and closing balances were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025

Deferred revenue, beginning balance	$(4,041)	$(3,639)	$(3,487)	$(3,979)
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	979	1,095	2,505	2,920
Increase due to billing, excluding amounts recognized as revenue during the period	(58)	(913)	(2,138)	(2,398)
Deferred revenue, ending balance	$(3,120)	$(3,457)	$(3,120)	$(3,457)
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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025

Outside fees and services	$24,377	$17,475	$45,436	$34,496
Compensation and benefits	8,329	7,340	16,184	14,859
Technology and telecommunications	3,205	2,903	6,324	5,885
Reimbursable expenses	1,886	2,425	4,277	4,896
Depreciation and amortization	46	118	95	239

Total	$37,843	$30,261	$72,316	$60,375
Transactions with Related Parties
The Company recognized cost of revenue of $0.6 million and $0.5 million for the six months ended June 30, 2026 and 2025, respectively ($0.3 million for both the second quarters of 2026 and 2025, respectively), relating to services received from Aldridge Pite. As of June 30, 2026, the Company had no amounts payable to Aldridge Pite.

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025

Compensation and benefits	$6,218	$5,008	$11,520	$9,905
Professional services	994	808	2,839	2,428
Amortization of intangible assets	1,423	1,270	2,847	2,540
Occupancy related costs	1,049	866	1,938	1,666
Marketing costs	553	599	1,121	1,126
Depreciation and amortization	10	60	19	124
Other	1,442	1,185	2,791	2,087

Total	$11,689	$9,796	$23,075	$19,876
NOTE 18 — OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025

Interest income (expense)	$263	$198	$1,152	$391
Other, net	(4)	(155)	(153)	(204)

Total	$259	$43	$999	$187
NOTE 19 — INCOME TAXES
We recognized an income tax (provision) benefit of $(1.4) million and $15.7 million for the six months ended June 30, 2026 and 2025, respectively ($(0.5) million and $16.5 million for the second quarters of 2026 and 2025, respectively). The income tax provision for the three and six months ended June 30, 2026 was driven by income tax expense on transfer pricing income from India and the United States, no tax benefit on the pretax loss from our Luxembourg operating company, and uncertain tax positions. The income tax benefit for the three and six months ended June 30, 2025 was driven primarily by the reversal of liabilities for uncertain tax positions, partially offset by income tax expense on transfer pricing income from India and the United States and no tax benefit on the pretax loss from our Luxembourg operating company.
During the second quarter of 2025, Management concluded that certain of its India tax positions for several prior years were more likely than not to be sustained based on developments during the quarter. As a result, the Company recorded an income tax benefit from the reversal of liabilities for uncertain tax positions and related accrued interest expense. The recorded income tax benefit had a significant impact on the three and six months ended June 30, 2025.
NOTE 20 — (LOSS) EARNINGS PER SHARE
Basic (loss) earnings per share is computed by dividing net (loss) income available to common shareholders by the weighted average number of common shares outstanding for the period. For the three and six months ended June 30, 2026, diluted earnings per share reflects the assumed conversion of all dilutive securities using the treasury stock method. For three and six months ended June 30, 2026, diluted net (loss) earnings per share excludes all dilutive securities because their impact would be anti-dilutive, as described below. Basic and diluted (loss) earnings per share has been retroactively adjusted for all prior periods presented to reflect the effects of the Share Consolidation.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Basic and diluted (loss) earnings per share are calculated as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025

Net (loss) income attributable to Altisource	$(562)	$16,582	$(1,197)	$11,238

Weighted average common shares outstanding, basic	11,344	10,966	11,228	9,178

Weighted average common shares outstanding, diluted	11,344	11,206	11,228	9,439

(Loss) earnings per share:
Basic	$(0.05)	$1.51	$(0.11)	$1.22
Diluted	$(0.05)	$1.48	$(0.11)	$1.19
For the six months ended June 30, 2026 and 2025, 0.5 million and 0.1 million, respectively (0.5 million and 0.1 million for the second quarters of 2026 and 2025, respectively), stock options, restricted shares and RSUs were excluded from the computation of diluted (loss) earnings per share as a result of the following:
•For the six months ended June 30, 2026 and 2025, 0.4 million and less than 0.1 million, respectively (0.3 million and less than 0.1 million for the second quarters of 2026 and 2025, respectively), stock options, restricted shares and RSUs were anti-dilutive and have been excluded from the computation of diluted (loss) earnings per share because the Company incurred a net loss.
•For the six months ended June 30, 2026 and 2025, less than 0.1 million (less than 0.1 million for the second quarters of 2026 and 2025), stock options were anti-dilutive and have been excluded from the computation of diluted (loss) earnings per share because their exercise price was greater than the average market price of our common stock.
•For the six months ended June 30, 2026 and 2025, 0.1 million (0.2 million and 0.1 million for the second quarters of 2026 and 2025, respectively), stock options, restricted shares and RSUs, which begin to vest upon the achievement of certain market criteria related to our common stock price, performance criteria and a total shareholder return compared to the market benchmark, have been excluded from the computation of diluted (loss) earnings per share because the achievement levels have not yet been met.
•In addition to the above, for the six months ended June 30, 2026 and 2025, all Stakeholder Warrants were anti-dilutive and have been excluded from the computation of diluted loss per share because their exercise price was greater than the average market price of our common stock.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
On February 11, 2026, Defendants entered into a settlement agreement (the “Settlement Agreement”) with the Plaintiffs, providing for a full release of claims against the Defendants. The Settlement Agreement contains customary terms and conditions and does not include any admission of liability, fault or unlawful conduct by the Defendants. The Litigation was subsequently dismissed with prejudice.
Altisource recorded a $7.5 million loss for the year ended December 31, 2025 reflecting the settlement and associated defense costs. In March 2026, the Company paid $5 million to Plaintiffs, representing Altisource’s portion of the settlement. In March 2026, the Company received $5 million from one of its insurance providers related to the Litigation and subject to a reservation of rights. The Company is seeking to recover the remaining loss pursuant to applicable insurance, subject to the terms and conditions of the applicable insurance policies. Since an estimated portion of the funds received from an insurance provider are subject to a reservation of rights and the recovery of the remaining loss is not certain, no gain from insurance recoveries on the estimated portion that is subject to a reservation of rights has been recorded.
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
Onity Related Matters
As discussed in Note 2, during the six months ended June 30, 2026, Onity was our largest customer, accounting for 33% of our total revenue (29% of our revenue for the second quarter of 2026). Additionally, 4% of our revenue for the three and six months ended June 30, 2026 was earned on the loan portfolios serviced by Onity, when a party other than Onity or the MSR owner selected Altisource as the service provider.
Onity has disclosed that it is subject to a number of ongoing federal and state regulatory examinations, orders, inquiries, subpoenas, civil investigative demands, requests for information and other actions and is subject to pending and threatened legal proceedings, some of which include claims against Onity for substantial monetary damages. Previous regulatory actions against Onity have subjected Onity to independent oversight of its operations and placed certain restrictions on its ability to acquire servicing rights or proceed with default-related actions on the loans it services. Existing or future similar matters could result in adverse regulatory or other actions against Onity. In addition to the above, Onity may become subject to future adverse regulatory or other actions.
Onity has disclosed that Rithm is one of its largest servicing clients. As of March 31, 2026, Onity reported that Subject MSRs represented $29.7 billion of Onity’s servicing and subservicing portfolio. Onity disclosed that the Subject MSRs represent approximately 9% of loans serviced and subserviced by Onity (measured in UPB) and approximately 47% of all delinquent loans that Onity services (measured in UPB). In November 2025, Onity disclosed that it had received notification from Rithm that Rithm does not intend to renew its subservicing agreements with Onity effective January 31, 2026. Onity also disclosed that the servicing transfer to Rithm’s own servicing platform began in the first quarter of 2026 and that the transfer of $6.9 billion UPB of the Subject MSRs is subject to the receipt of necessary consents from trustees and others, the timing and success of which are uncertain.
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
Leases
We lease certain premises and equipment, primarily consisting of office space. Certain of our leases include options to renew at our discretion or terminate leases early, and these options are considered in our determination of the expected lease term. Certain of our lease agreements include rental payments adjusted periodically for inflation. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. We sublease certain office space to third parties. Sublease income was $0.1 million and $0.2 million for the six months ended June 30, 2026 and 2025, respectively (less than $0.1 million for each of the second quarters of 2026 and 2025). The amortization periods of right-of-use assets are generally limited by the expected lease term. Our leases generally have expected lease terms at adoption of one to six years.
Information about our lease terms and our discount rate assumption were as follows as of June 30:

	2026	2025

Weighted average remaining lease term (in years)	2.26	1.52
Weighted average discount rate	8.45%	8.10%
Our lease activity during the periods was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025

Operating lease costs:
Selling, general and administrative expense	$407	$399	$813	$794

Cash used in operating activities for amounts included in the measurement of lease liabilities	$421	$412	$837	$819
Short-term (twelve months or less) lease costs	24	22	47	48

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Maturities of our lease liabilities as of June 30, 2026 are as follows:

(in thousands)	Operating lease obligations

2026	$222
2027	294
2028	208
2029	64
Total lease payments	788
Less: interest	(86)

Present value of lease liabilities	$702
We have executed no standby letters of credit related to office leases that are secured by restricted cash balances.
Escrow and Other Balances
We hold customers’ assets in escrow and other accounts at various financial institutions pending completion of certain real estate activities and construction review activities. These amounts are held in escrow and other accounts for limited periods of time and are not included in the accompanying condensed consolidated balance sheets. Amounts held in escrow and other accounts were $38.1 million and $50.5 million as of June 30, 2026 and December 31, 2025, respectively.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Financial Information
Financial information for our segments is as follows:

	Three months ended June 30, 2026
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$36,165	$14,498	$—	$50,663
Cost of revenue	23,302	12,856	1,685	37,843
Gross profit (loss)	12,863	1,642	(1,685)	12,820
Selling, general and administrative expenses	1,506	1,850	8,333	11,689
Income (loss) from operations	11,357	(208)	(10,018)	1,131

Other income (expense), net:
Interest expense	(1)	(6)	(2,122)	(2,129)
Gain on early extinguishment of debt	—	—	696	696
Other, net	148	—	111	259
Total other income (expense), net	147	(6)	(1,315)	(1,174)

Income (loss) before income taxes and non-controlling interests	$11,504	$(214)	$(11,333)	$(43)

	Three months ended June 30, 2025
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$34,198	$9,090	$—	$43,288
Cost of revenue	21,886	6,779	1,596	30,261
Gross profit (loss)	12,312	2,311	(1,596)	13,027
Selling, general and administrative expenses	1,023	1,758	7,015	9,796
Income (loss) from operations	11,289	553	(8,611)	3,231

Other income (expense), net:
Interest expense	(34)	—	(2,581)	(2,615)
Debt amendment costs	—	—	(472)	(472)
Other, net	16	—	27	43
Total other income (expense), net	(18)	—	(3,026)	(3,044)

Income (loss) before income taxes and non-controlling interests	$11,271	$553	$(11,637)	$187

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

	Six months ended June 30, 2026
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$69,802	$28,445	$—	$98,247
Cost of revenue	44,831	24,200	3,285	72,316
Gross profit (loss)	24,971	4,245	(3,285)	25,931
Selling, general and administrative expenses	4,049	3,752	15,274	23,075
Income (loss) from operations	20,922	493	(18,559)	2,856

Other income (expense), net:
Interest expense	(1)	(14)	(4,223)	(4,238)
Gain on early extinguishment of debt	—	—	696	696
Other, net	381	—	618	999
Total other income (expense), net	380	(14)	(2,909)	(2,543)

Income (loss) before income taxes and non-controlling interests	$21,302	$479	$(21,468)	$313

	Six months ended June 30, 2025
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$69,355	$17,372	$—	$86,727
Cost of revenue	43,747	13,469	3,159	60,375
Gross profit (loss)	25,608	3,903	(3,159)	26,352
Selling, general and administrative expenses	3,363	3,423	13,090	19,876
Income (loss) from operations	22,245	480	(16,249)	6,476

Other income (expense), net:
Interest expense	(67)	—	(7,486)	(7,553)
Debt amendment costs	—	—	(3,452)	(3,452)
Other, net	22	—	165	187
Total other income (expense), net	(45)	—	(10,773)	(10,818)

Income (loss) before income taxes and non-controlling interests	$22,200	$480	$(27,022)	$(4,342)

Total Assets
Total assets for our segments are as follows:

(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Total assets:
June 30, 2026	$59,609	$46,039	$30,840	$136,488
December 31, 2025	56,545	47,271	35,985	139,801

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
Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the risks discussed in the Risk Factors section of our Form 10-K for the year ended December 31, 2025, and in Part II, Item 1A of this Form 10-Q, such as:
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
Default Related Mortgage Market
Serious delinquency rates, foreclosure initiations and foreclosure sales are low relative to historical levels but increased during the five months ended May 31, 2026 relative to the same period in 2025. Additionally, foreclosure initiations and sales as a percentage of seriously delinquent loans for 2020 through 2025 are significantly lower than prior years. During 2020 and 2021, these percentages were significantly impacted by COVID-19 borrower relief measures, including foreclosure moratoriums and forbearance programs. These measures largely expired at the end of 2021. Beginning in 2022, we believe these percentages were impacted by servicer practices, home price appreciation, the interest rate environment, housing supply, the general state of the economy, and other factors. In 2021 and 2022, a low interest rate environment drove a high volume of refinance transactions and home prices appreciated significantly. Although interest rates began to increase in 2022, home prices remained high. With greater home equity from home price appreciation, we believe troubled borrowers have more options to avoid foreclosure. Foreclosure initiations and sales increased during the six months ended June 30, 2026 compared to the same period in 2025. However, both measures remain below pre-pandemic levels.
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
During 2025 and the six months ended June 30, 2026, to address the close to historically low delinquency rates, we worked to (1) reduce our cost structure, (2) maintain the infrastructure to deliver default related services for our customer base and support the anticipated increase in demand should delinquency rates, foreclosure initiations and/or foreclosure sales rise, and (3) launch new solutions and increase customer adoption of our existing solutions to accelerate the growth of our Origination segment.
Share Repurchase Program
On May 16, 2023, our shareholders approved the renewal and amendment of the share repurchase program previously approved by our shareholders on May 15, 2018. Under the program, we are authorized to purchase up to 0.4 million shares of our common stock, based on a limit of 15% of the outstanding shares of common stock on the date of approval, at a minimum price of $8.00 per share and a maximum price of $200.00 per share, until May 16, 2028. As of June 30, 2026, approximately 0.4 million shares of common stock remain available for repurchase under the program. In connection with the elimination of fractional shares resulting from the Share Consolidation, the Company purchased 204 shares of common stock during the year ended December 31, 2025 (no comparative amount for the six months ended June 30, 2026). There were no other purchases of shares of common stock during the six months ended June 30, 2026 and 2025. Under the New Facility (as defined below) and the super senior credit facility (the “Super Senior Facility”), we are not permitted to repurchase shares except for limited circumstances.
Onity Related Matters
During the six months ended June 30, 2026, Onity was our largest customer, accounting for 33% of our total revenue (29% of our revenue for the second quarter of 2026). Additionally, 4% of our revenue for the three and six months ended June 30, 2026, was earned on the loan portfolios serviced by Onity, when a party other than Onity or the mortgage servicing rights (“MSRs”) owner selected Altisource as the service provider.
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
Onity has disclosed that Rithm is one of its largest servicing clients. As of March 31, 2026, Onity reported that Rithm MSRs and rights to MSRs (the “Subject MSRs”) represented $29.7 billion of Onity’s servicing and subservicing portfolio. Onity disclosed that the Subject MSRs represent approximately 9% of loans serviced and subserviced by Onity (measured in unpaid principal balance (“UPB”)) and approximately 47% of all delinquent loans that Onity services (measured in UPB). In November 2025, Onity disclosed that it had received notification from Rithm that Rithm does not intend to renew its subservicing agreements with Onity effective January 31, 2026. Onity also disclosed that the servicing transfer to Rithm’s own servicing platform began in the first quarter of 2026 and that the transfer of $6.9 billion UPB of the Subject MSRs is subject to the receipt of necessary consents from trustees and others, the timing and success of which are uncertain.
The termination of Onity’s subservicing agreements with Rithm may have a significant adverse effect on Onity’s business. Additionally, this termination will reduce Altisource’s revenue from Onity and Rithm (and revenue associated with the Rithm MSRs) and our results of operations will be adversely affected.
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
Debt Exchange Transaction
In April 2018, Altisource Portfolio Solutions S.A. and its wholly-owned subsidiary, Altisource S.à r.l. (the “Borrower”), entered into a credit agreement with Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, and certain lenders (the “Credit Agreement”). Under the Credit Agreement, Altisource borrowed $412 million in the form of senior secured term loans (the “SSTL”). Effective February 14, 2023, Altisource Portfolio Solutions S.A. and the Borrower entered into Amendment No. 2 to the Credit Agreement.
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
During the second quarter of 2026, we repurchased $2.0 million of debt under the New Facility at a discount of 23.7%, recognizing a net gain of $0.7 million on the early extinguishment of debt. This net gain is included in Other income (expense), net, in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. For further information, see Note 10 and Note 21 to the condensed consolidated financial statements.
Factors Affecting Comparability
The following items impact the comparability of our results:
•Industrywide foreclosure initiations were 14% higher for the five months ended May 31, 2026 compared to the same period in 2025 (although still 11% lower than the same pre-COVID-19 period in 2019)
•Industrywide foreclosure sales were 19% higher for the five months ended May 31, 2026 compared to the same period in 2025 (although still 42% lower than the same pre-COVID-19 period in 2019)
•Industrywide mortgage origination unit volume increased by 23% for the six months ended June 30, 2026 compared to the same period in 2025, comprised of a 6% increase in purchase origination and a 60% increase in refinancing origination
•The weighted average interest rate on the Company’s long-term debt was 7.36% for the six months ended June 30, 2026 compared to 8.24% for the same period in 2025
•The Company recognized $3.5 million of expenses related to the Debt Exchange Transaction for the six months ended June 30, 2025 (no comparable amount for the six months ended June 30, 2026)
•The Company recognized a $0.7 million gain on early extinguishment of debt from a second quarter 2026 repurchase of $2.0 million of debt under the New Facility at a discount of 23.7% (no comparable amount for the second quarter 2025)
•The Company recognized an income tax (provision) benefit of $(1.4) million and $15.7 million for the six months ended June 30, 2026 and 2025, respectively. The income tax provision for the three and six months ended June 30, 2026 was driven by income tax expense on transfer pricing income from India and the United States, no tax benefit on the pretax loss from our Luxembourg operating company, and uncertain tax positions. The income tax benefit for the three and six months ended June 30, 2025 was driven primarily by the reversal of liabilities for uncertain tax positions, partially offset by income tax expense on transfer pricing income from India and the United States and no tax benefit on the pretax loss from our Luxembourg operating company.

CONSOLIDATED RESULTS OF OPERATIONS
Summary Results
The following is a discussion of our consolidated results of operations for the periods indicated. For a more detailed discussion of the factors that affected the results of our business segments in these periods, see “Segment Results of Operations” below.
The following table sets forth information on our consolidated results of operations:

	Three months ended June 30,			Six months ended June 30,
(in thousands, except per share data)	2026	2025	% Increase (decrease)	2026	2025	% Increase (decrease)

Service revenue:
Servicer and Real Estate	$34,402	$31,952	8	$65,752	$64,817	1
Origination	14,328	8,835	62	28,067	16,865	66
Total service revenue	48,730	40,787	19	93,819	81,682	15
Reimbursable expenses	1,886	2,425	(22)	4,277	4,896	(13)
Non-controlling interests	47	76	(38)	151	149	1
Total revenue	50,663	43,288	17	98,247	86,727	13
Cost of revenue	37,843	30,261	25	72,316	60,375	20
Gross profit	12,820	13,027	(2)	25,931	26,352	(2)
Selling, general and administrative expenses	11,689	9,796	19	23,075	19,876	16
Income from operations	1,131	3,231	(65)	2,856	6,476	(56)
Other income (expense), net:
Interest expense	(2,129)	(2,615)	(19)	(4,238)	(7,553)	(44)
Gain on early extinguishment of debt	696	—	N/M	696	—	—
Debt exchange transaction expenses	—	(472)	100	—	(3,452)	100
Other income (expense), net	259	43	N/M	999	187	434
Total other income (expense), net	(1,174)	(3,044)	(61)	(2,543)	(10,818)	(76)

(Loss) income before income taxes and non-controlling interests	(43)	187	(123)	313	(4,342)	107
Income tax (provision) benefit	(472)	16,471	(103)	(1,359)	15,729	(109)

Net (loss) income	(515)	16,658	(103)	(1,046)	11,387	(109)
Net income attributable to non-controlling interests	(47)	(76)	38	(151)	(149)	(1)

Net (loss) income attributable to Altisource	$(562)	$16,582	(103)	$(1,197)	$11,238	(111)

Margins:
Gross profit / service revenue	26%	32%		28%	32%
Income from operations / service revenue	2%	8%		3%	8%

(Loss) earnings per share:
Basic	$(0.05)	$1.51	(103)	$(0.11)	$1.22	(109)
Diluted	$(0.05)	$1.48	(103)	$(0.11)	$1.19	(109)

Weighted average shares outstanding:
Basic	11,344	10,966	3	11,228	9,178	22
Diluted	11,344	11,206	1	11,228	9,439	19

Revenue
We recognized service revenue of $93.8 million for the six months ended June 30, 2026, a 15% increase compared to the six months ended June 30, 2025 ($48.7 million for the second quarter of 2026, a 19% increase compared to the second quarter of 2025). The increase in service revenue for the three and six months ended June 30, 2026 was primarily driven by service revenue growth in the Origination segment from sales wins and a stronger origination market. The increase in service revenue for the three months ended June 30, 2026 was also supported by 8% growth in the Servicer and Real Estate segment primarily from sales wins.
We recognized reimbursable expenses revenue of $4.3 million for the six months ended June 30, 2026, a 13% decrease compared to the six months ended June 30, 2025 ($1.9 million for the second quarter of 2026, a 22% decrease compared to the second quarter of 2025). The decrease in reimbursable expenses for the three and six months ended June 30, 2026 was primarily driven by fewer asset resolution and asset management activities in Marketplace within the Servicer and Real Estate segment, reflecting the transfer of certain Hubzu REO to Rithm.
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
Cost of revenue consists of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2026	2025	% Increase (decrease)	2026	2025	% Increase (decrease)

Outside fees and services	$24,377	$17,475	39	$45,436	$34,496	32
Compensation and benefits	8,329	7,340	13	16,184	14,859	9
Technology and telecommunications	3,205	2,903	10	6,324	5,885	7
Reimbursable expenses	1,886	2,425	(22)	4,277	4,896	(13)
Depreciation and amortization	46	118	(61)	95	239	(60)

Cost of revenue	$37,843	$30,261	25	$72,316	$60,375	20
We recognized cost of revenue of $72.3 million for the six months ended June 30, 2026, a 20% increase compared to the six months ended June 30, 2025 ($37.8 million for the second quarter of 2026, a 25% increase compared to the second quarter of 2025). The increase in cost of revenue for the three and six months ended June 30, 2026 was driven by higher outside fees and services from service revenue growth in Lenders One within the Origination segment.
Gross profit decreased to $25.9 million, representing 28% of service revenue, for the six months ended June 30, 2026 compared to $26.4 million, representing 32% of service revenue, for the six months ended June 30, 2025 (decreased to $12.8 million, representing 26% of service revenue, for the second quarter of 2026, compared to $13.0 million, representing 32% of service revenue, for the second quarter of 2025). Gross profit as a percentage of service revenue for the three and six months ended June 30, 2026 decreased compared to the three and six months ended June 30, 2025 primarily due to revenue mix in Lenders One within the Origination segment and higher costs associated with the newer Hubzu and Foreclosure Trustee business in the Servicer and Real Estate segment. Our margins can vary substantially depending upon the service revenue mix.
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

SG&A expenses consist of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2026	2025	% Increase (decrease)	2026	2025	% Increase (decrease)

Compensation and benefits	$6,218	$5,008	24	$11,520	$9,905	16
Professional services	994	808	23	2,839	2,428	17
Amortization of intangible assets	1,423	1,270	12	2,847	2,540	12
Occupancy related costs	1,049	866	21	1,938	1,666	16
Marketing costs	553	599	(8)	1,121	1,126	—
Depreciation and amortization	10	60	(83)	19	124	(85)
Other	1,442	1,185	22	2,791	2,087	34

Selling, general and administrative expenses	$11,689	$9,796	19	$23,075	$19,876	16
SG&A expenses for the six months ended June 30, 2026 of $23.1 million increased by 16% compared to the six months ended June 30, 2025 ($11.7 million for the second quarter of 2026, a 19% increase compared to the second quarter of 2025). The increase in SG&A for the three and six months ended June 30, 2026 was primarily driven by higher compensation and benefits, other SG&A and professional services. Compensation and benefits increased from severance costs related to cost reductions in the Corporate and Other segment and to support revenue growth in certain of our businesses. Other SG&A increased from travel costs to support revenue growth. Other SG&A for the three months ended June 30, 2026 also increased from higher bad debt expense. Professional services increased primarily due to a lower net benefit driven by a second quarter 2025 settlement benefit received related to a legacy matter, partially offset by a second quarter 2026 favorable adjustment to a previously recorded litigation settlement loss.
Income from operations
Income from operations for the six months ended June 30, 2026 was $2.9 million, representing 3% of service revenue, compared to $6.5 million, representing 8% of service revenue, for the six months ended June 30, 2025 (decreased to $1.1 million, representing 2% of service revenue, for the second quarter of 2026, compared to $3.2 million representing 8% of service revenue for the second quarter of 2025). Income from operations as a percentage of service revenue declined for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 primarily from lower gross profit as a percentage of service revenue.
Other Income (Expense), net
Other income (expense), net principally includes interest expense and other non-operating gains and losses.
Other income (expense), net was $(2.5) million for the six months ended June 30, 2026 compared to $(10.8) million for the six months ended June 30, 2025 ($(1.2) million and $(3.0) million for the second quarters of 2026 and 2025, respectively). The change for the three and six months ended June 30, 2026 was primarily driven by lower interest expense, no Debt Exchange Transaction expenses in 2026, and a gain on early extinguishment of debt in 2026 (no comparable amount in 2025). The lower interest expense was driven by the decrease in outstanding debt and a lower interest rate from the Debt Exchange Transaction. The $0.7 million gain on early extinguishment of debt was from a second quarter 2026 repurchase of $2.0 million of debt under the New Facility at a discount of 23.7%.
Income Tax Provision
We recognized an income tax (provision) benefit of $(1.4) million and $15.7 million for the six months ended June 30, 2026 and 2025, respectively ($(0.5) million and $16.5 million for the second quarters of 2026 and 2025, respectively). The income tax (provision) benefit for the three and six months ended June 30, 2026 was driven by income tax expense on transfer pricing income from India and the United States, no tax benefit on the pretax loss from our Luxembourg operating company, and uncertain tax positions. The income tax benefit for the three and six months ended June 30, 2025 was driven primarily by the reversal of liabilities for uncertain tax positions, partially offset by income tax expense on transfer pricing income from India and the United States and no tax benefit on the pretax loss from our Luxembourg operating company.

SEGMENT RESULTS OF OPERATIONS
The following section provides a discussion of pretax results of operations of our business segments. Transactions between segments are accounted for as third party arrangements for purposes of presenting segment results of operations.
Financial information for our segments was as follows:

	Three months ended June 30, 2026
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$34,402	$14,328	$—	$48,730
Reimbursable expenses	1,763	123	—	1,886
Non-controlling interests	—	47	—	47
	36,165	14,498	—	50,663
Cost of revenue	23,302	12,856	1,685	37,843
Gross profit	12,863	1,642	(1,685)	12,820
Selling, general and administrative expenses	1,506	1,850	8,333	11,689
Income (loss) from operations	11,357	(208)	(10,018)	1,131
Total other income (expense), net	147	(6)	(1,315)	(1,174)

Loss before income taxes and non-controlling interests	$11,504	$(214)	$(11,333)	$(43)

Margins:
Gross profit / service revenue	37%	11%	N/M	26%
Loss from operations / service revenue	33%	(1)%	N/M	2%
_____________________________________
N/M — not meaningful.

	Three months ended June 30, 2025
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$31,952	$8,835	$—	$40,787
Reimbursable expenses	2,246	179	—	2,425
Non-controlling interests	—	76	—	76
	34,198	9,090	—	43,288
Cost of revenue	21,886	6,779	1,596	30,261
Gross profit	12,312	2,311	(1,596)	13,027
Selling, general and administrative expenses	1,023	1,758	7,015	9,796
Income (loss) from operations	11,289	553	(8,611)	3,231
Total other income (expense), net	(18)	—	(3,026)	(3,044)

Loss before income taxes and non-controlling interests	$11,271	$553	$(11,637)	$187

Margins:
Gross profit / service revenue	39%	26%	N/M	32%
Loss from operations / service revenue	35%	6%	N/M	8%
_____________________________________
N/M — not meaningful.

	Six months ended June 30, 2026
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$65,752	$28,067	$—	$93,819
Reimbursable expenses	4,050	227	—	4,277
Non-controlling interests	—	151	—	151
	69,802	28,445	—	98,247
Cost of revenue	44,831	24,200	3,285	72,316
Gross profit (loss)	24,971	4,245	(3,285)	25,931
Selling, general and administrative expenses	4,049	3,752	15,274	23,075
Income (loss) from operations	20,922	493	(18,559)	2,856
Total other income (expense), net	380	(14)	(2,909)	(2,543)

Income (loss) before income taxes and non-controlling interests	$21,302	$479	$(21,468)	$313

Margins:
Gross profit (loss) / service revenue	38%	15%	N/M	28%
Income (loss) from operations / service revenue	32%	2%	N/M	3%
_____________________________________
N/M — not meaningful.

	Six months ended June 30, 2025
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$64,817	$16,865	$—	$81,682
Reimbursable expenses	4,538	358	—	4,896
Non-controlling interests	—	149	—	149
	69,355	17,372	—	86,727
Cost of revenue	43,747	13,469	3,159	60,375
Gross profit (loss)	25,608	3,903	(3,159)	26,352
Selling, general and administrative expenses	3,363	3,423	13,090	19,876
Income (loss) from operations	22,245	480	(16,249)	6,476
Total other income (expense), net	(45)	—	(10,773)	(10,818)

Income (loss) before income taxes and non-controlling interests	$22,200	$480	$(27,022)	$(4,342)

Margins:
Gross profit (loss) / service revenue	40%	23%	N/M	32%
Income (loss) from operations / service revenue	34%	3%	N/M	8%
_____________________________________
N/M — not meaningful.

Servicer and Real Estate
Revenue
Revenue by line of business was as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2026	2025	% Increase (decrease)	2026	2025	% Increase (decrease)

Service revenue:
Solutions	$24,771	$23,215	7	$47,362	$47,114	1
Marketplace	7,451	6,429	16	14,005	13,017	8
Technology and SaaS Products	2,180	2,308	(6)	4,385	4,686	(6)
Total service revenue	34,402	31,952	8	65,752	64,817	1

Reimbursable expenses:
Solutions	1,061	1,052	1	2,376	2,295	4
Marketplace	702	1,194	(41)	1,674	2,243	(25)
Total reimbursable expenses	1,763	2,246	(22)	4,050	4,538	(11)
Total revenue	$36,165	$34,198	6	$69,802	$69,355	1
We recognized service revenue of $65.8 million for the six months ended June 30, 2026, a 1% increase compared to the six months ended June 30, 2025 ($34.4 million for the second quarter of 2026, an 8% increase compared to the second quarter of 2025). We also recognized reimbursable expenses revenue of $4.1 million for the six months ended June 30, 2026, an 11% decrease compared to the six months ended June 30, 2025 ($1.8 million for the second quarter of 2026, a 22% decrease compared to the second quarter of 2025). The increase in service revenue for the six months ended June 30, 2026 was driven by sales wins in the Hubzu business within Marketplace and Title business within Solutions, partially offset by lower service revenue in the Property Renovation business within Solutions. The increase in service revenue for the three months ended June 30, 2026 was driven by sales wins the Foreclosure Trustee and Title businesses within Solutions and the Hubzu business within Marketplace. The decrease in reimbursable expenses revenue for the three and six months ended June 30, 2026 was driven by fewer asset resolution and asset management activities in the Hubzu business within Marketplace, reflecting the transfer of certain Hubzu REO to Rithm.
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
Cost of Revenue and Gross Profit
Cost of revenue consisted of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2026	2025	% Increase (decrease)	2026	2025	% Increase (decrease)

Outside fees and services	$13,340	$12,010	11	$24,433	$23,889	2
Compensation and benefits	6,004	5,649	6	12,040	11,347	6
Reimbursable expenses	1,763	2,246	(22)	4,050	4,538	(11)
Technology and telecommunications	2,152	1,909	13	4,219	3,826	10
Depreciation and amortization	43	72	(40)	89	147	(39)

Cost of revenue	$23,302	$21,886	6	$44,831	$43,747	2
Cost of revenue for the six months ended June 30, 2026 of $44.8 million increased by 2% compared to the three and six months ended June 30, 2025 ($23.3 million for the second quarter of 2026, a 6% increase compared to the second quarter of 2025). The increase in cost of revenue for the three and six months ended June 30, 2026 was primarily driven by higher compensation and benefits to support revenue growth in certain businesses and higher outside fees and services. This was partially offset by lower reimbursable expenses driven by the transfer of certain Hubzu REO to Rithm. Outside fees and services increased primarily from service revenue growth in the Foreclosure Trustee and Title businesses within Solutions.
Gross profit decreased to $25.0 million, representing 38% of service revenue, for the six months ended June 30, 2026 compared to $25.6 million, representing 40% of service revenue, for the six months ended June 30, 2025 (increased to $12.9 million, representing 37% of service revenue, for the second quarter of 2026, compared to $12.3 million, representing 39% of service revenue, for the second quarter of 2025). Gross profit as a percentage of service revenue for the three and six months ended June 30, 2026 decreased primarily from higher costs associated with newer Hubzu and Foreclosure Trustee business within Marketplace and Solutions, respectively, partially offset by a change in revenue mix with a higher percentage of revenue from the higher margin Hubzu, Foreclosure Trustee and Title businesses. Our margins can vary substantially depending upon the service revenue mix.
Selling, General and Administrative Expenses
SG&A expenses consisted of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2026	2025	% Increase (decrease)	2026	2025	% Increase (decrease)

Professional services	$(523)	$(823)	36	$(95)	$(241)	61
Amortization of intangible assets	740	740	—	1,480	1,480	—
Compensation and benefits	518	464	12	1,108	954	16
Marketing costs	333	338	(1)	683	682	—
Occupancy related costs	101	109	(7)	206	215	(4)
Depreciation and amortization	—	1	(100)	—	1	(100)
Other	337	194	74	667	272	145

Selling, general and administrative expenses	$1,506	$1,023	47	$4,049	$3,363	20
SG&A for the six months ended June 30, 2026 of $4.0 million increased by 20% compared to the six months ended June 30, 2025 ($1.5 million for the second quarter of 2026, a 47% increase compared to the second quarter of 2025). The increase in SG&A for the three and six months ended June 30, 2026 was primarily due to lower professional services net benefit and higher bad debt expense and travel costs to support revenue growth. Professional services net benefit decreased primarily due to a second quarter 2025 settlement benefit received related to a legacy matter, partially offset by a second quarter 2026 favorable adjustment to a previously recorded litigation settlement loss.
Income from operations
Income from operations decreased to $20.9 million, representing 32% of service revenue, for the six months ended June 30, 2026 compared to $22.2 million, representing 34% of service revenue, for the six months ended June 30, 2025 (increased to $11.4 million, representing 33% of service revenue, for the second quarter of 2026, compared to $11.3 million, representing 35% of service revenue, for the second quarter of 2025). Operating income as a percentage of service revenue for the three and six months ended June 30, 2026 decreased as a result of lower gross profit margins.

Origination
Revenue
Revenue by business unit was as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2026	2025	% Increase (decrease)	2026	2025	% Increase (decrease)

Service revenue:
Lenders One	$12,601	$6,873	83	$24,876	$13,227	88
Solutions	1,517	1,762	(14)	2,781	3,261	(15)
Technology and SaaS Products	210	200	5	410	377	9
Total service revenue	14,328	8,835	62	28,067	16,865	66

Reimbursable expenses:
Solutions	123	179	(31)	227	358	(37)
Total reimbursable expenses	123	179	(31)	227	358	(37)

Non-controlling interests	47	76	(38)	151	149	1

Total revenue	$14,498	$9,090	59	$28,445	$17,372	64
We recognized service revenue of $28.1 million for the six months ended June 30, 2026, a 66% increase compared to the six months ended June 30, 2025 ($14.3 million for the second quarter of 2026, a 62% increase compared to the second quarter of 2025). We also recognized reimbursable expenses revenue of $0.2 million for the six months ended June 30, 2026, a 37% decrease compared to the six months ended June 30, 2025 ($0.1 million for the second quarter of 2026, a 31% decrease compared to the second quarter of 2025). The increase in service revenue for the three and six months ended June 30, 2026 was primarily driven by sales wins in Lenders One and a stronger origination market, partially offset by lower volumes for loan fulfillment services within Solutions. The decrease in reimbursable expenses for the three and six months ended June 30, 2026 was primarily driven by a decline in Title services within Solutions.
Cost of revenue consisted of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2026	2025	% Increase (decrease)	2026	2025	% Increase (decrease)

Outside fees and services	$11,037	$5,465	102	$21,003	$10,607	98
Compensation and benefits	1,538	965	59	2,643	2,111	25
Technology and telecommunications	155	167	(7)	321	387	(17)
Reimbursable expenses	123	179	(31)	227	358	(37)
Depreciation and amortization	3	3	—	6	6	—

Cost of revenue	$12,856	$6,779	90	$24,200	$13,469	80
Cost of revenue for the six months ended June 30, 2026 of $24.2 million increased by 80% compared to the six months ended June 30, 2025 ($12.9 million for the second quarter of 2026, a 90% increase compared to the second quarter of 2025). The increase in cost of revenue for the three and six months ended June 30, 2026 was primarily driven by higher outside fees and services from growth in the reseller products in Lenders One and higher compensation and benefits to support revenue growth.
Gross profit increased to $4.2 million, representing 15% of service revenue, for the six months ended June 30, 2026 compared to $3.9 million, representing 23% of service revenue, for the six months ended June 30, 2025 (decreased to $1.6 million, representing 11% of service revenue, for the second quarter of 2026, compared to $2.3 million, representing 26% of service revenue for the second quarter of 2025). Gross profit as a percentage of service revenue for the three and six months ended June 30, 2026 decreased compared to the three and six months ended June 30, 2025 from revenue mix in Lenders One.

Selling, General and Administrative Expenses
SG&A expenses consisted of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2026	2025	% Increase (decrease)	2026	2025	% Increase (decrease)

Amortization of intangible assets	$683	$530	29	$1,367	$1,060	29
Compensation and benefits	624	487	28	1,295	995	30
Professional services	118	225	(48)	240	544	(56)
Marketing costs	217	261	(17)	435	444	(2)
Occupancy related costs	54	52	4	107	102	5
Other	154	203	(24)	308	278	11

Selling, general and administrative expenses	$1,850	$1,758	5	$3,752	$3,423	10
SG&A for the six months ended June 30, 2026 of $3.8 million increased by 10% compared to the six months ended June 30, 2025 ($1.9 million for the second quarter of 2026, a 5% increase compared to the second quarter of 2025). The increase in SG&A for the three and six months ended June 30, 2026 was primarily due to higher amortization of intangible assets and compensation and benefits, partially offset by lower professional services costs. Amortization of intangible assets increased due to the addition of Lenders One intangible assets in the fourth quarter of 2025. Compensation and benefits increased primarily to support revenue growth in the Origination segment. Professional services decreased primarily due to lower legal-related costs.
Income (loss) from operations
Income (loss) from operations was relatively flat at $0.5 million, representing 2% of service revenue for the six months ended June 30, 2026 compared to $0.5 million, representing 3% of service revenue, for the six months ended June 30, 2025 (decreased to $(0.2) million, representing (1%) of service revenue for the second quarter of 2026, compared to $0.6 million, representing 6% of service revenue for the second quarter of 2025). Income from operations as a percentage of service revenue for the three and six months ended June 30, 2026 decreased compared to the three and six months ended June 30, 2025 primarily due to the decline in gross profit margins, partially offset by lower SG&A expenses as a percentage of service revenue.
Corporate and Others
Cost of Revenue
Cost of revenue consisted of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2026	2025	% Increase (decrease)	2026	2025	% Increase (decrease)

Technology and telecommunications	$898	$827	9	$1,784	$1,672	7
Compensation and benefits	787	726	8	1,501	1,401	7
Depreciation and amortization	—	43	(100)	—	86	(100)

Cost of revenue	$1,685	$1,596	6	$3,285	$3,159	4
Cost of revenue for the six months ended June 30, 2026 of $3.3 million increased by 4% compared to the six months ended June 30, 2025 ($1.7 million for the second quarter of 2026, a 6% increase compared to the second quarter of 2025). The increase in cost of revenue for the three and six months ended June 30, 2026 was primarily driven by investments in technology initiatives and higher compensation and benefits, partially offset by lower depreciation and amortization from the completion of the depreciation periods for certain premises and equipment.

Selling, General and Administrative Expenses
SG&A in Corporate and Others include costs related to the corporate functions including executive, finance, technology, law, compliance, human resources, vendor management, facilities, risk management and eliminations between reportable segments.
SG&A expenses consisted of the following:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2026	2025	% Increase (decrease)	2026	2025	% Increase (decrease)

Compensation and benefits	$5,076	$4,057	25	$9,117	$7,956	15
Professional services	1,399	1,406	—	2,694	2,125	27
Occupancy related costs	894	705	27	1,625	1,349	20
Depreciation and amortization	10	59	(83)	19	123	(85)
Marketing costs	3	—	N/M	3	—	N/M
Other	951	788	21	1,816	1,537	18

Selling, general and administrative expenses	$8,333	$7,015	19	$15,274	$13,090	17
SG&A for the six months ended June 30, 2026 of $15.3 million increased by 17% compared to the six months ended June 30, 2025 ($8.3 million for the second quarter of 2026, a 19% increase compared to the second quarter of 2025). The increase in SG&A for the three and six months ended June 30, 2026 was primarily driven by higher compensation and benefits from severance costs related to cost reductions. The increase in SG&A for the six months ended June 30, 2026 was also driven by higher professional services from higher accruals for estimated legal matters.
Other Income (Expense), net
Other income (expense), net principally includes interest expense and other non-operating gains and losses.
Other income (expense), net was $(2.9) million for the six months ended June 30, 2026 compared to $(10.8) million for the six months ended June 30, 2025 ($(1.3) million and $(3.0) million for the second quarters of 2026 and 2025, respectively). The change for the three and six months ended June 30, 2026 was primarily driven by lower interest expense, no Debt Exchange Transaction expenses in 2026, and a gain on early extinguishment of debt in 2026 (no comparable amount in 2025). The lower interest expense was driven by the decrease in outstanding debt and a lower interest rate from the Debt Exchange Transaction. The $0.7 million gain on early extinguishment of debt was from a second quarter 2026 repurchase of $2.0 million of debt under the New Facility at a discount of 23.7%
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary source of liquidity has historically been cash flow from operations, cash proceeds from sales of businesses, cash proceeds from the sale of equity securities and cash on hand. However, primarily due to lower delinquency and foreclosure rates, and higher home equity, revenue has declined significantly compared to pre-pandemic levels (although revenue grew in 2025 compared to 2024 and for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, respectively).
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
The maturity date of the Revolving Loan Agreement was extended in June 2026 to June 3, 2027 and may be automatically extended for one year on each anniversary of the maturity date. During any extension period, AAMC may terminate the Revolving Loan Agreement upon 150 days prior written notice and the loan will mature upon such termination. The outstanding balance on the Revolving Loan Agreement is due and payable on such maturity date.
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
As of June 30, 2026, there was no outstanding debt under the Revolving Loan Agreement.
Cash Flows
The following table presents our cash flows for the six months ended June 30:

(in thousands)	2026	2025	% Increase (decrease)

Net cash used in operating activities	$(2,177)	$(5,278)	59
Net cash used in investing activities	(369)	(28)	N/M
Net cash (used in) provided by financing activities	(3,363)	5,469	(161)
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,909)	163	N/M
Cash, cash equivalents and restricted cash at the beginning of the period	30,493	32,700	(7)

Cash, cash equivalents and restricted cash at the end of the period	$24,584	$32,863	(25)
_____________________________________
N/M — not meaningful.
Cash Flows from Operating Activities
Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net (loss) income. For the six months ended June 30, 2026, net cash used in operating activities was $(2.2) million compared to net cash used in operating activities of $(5.3) million for the six months ended June 30, 2025. The decrease in cash used in operating activities was driven by a $4.7 million improvement in net income (loss) before income tax, partially offset by a $1.6 million increase in net reductions to net income for gain on the early extinguishment of debt, amortization of debt premium, debt discount and debt issuance costs, and share based compensation. Operating cash flows can be negatively impacted because of the nature of some of our services and the mix of services provided. Certain services are performed immediately following or shortly after the referral, but the collection of the receivable does not occur until a specific event occurs (e.g., the foreclosure is complete, the REO asset is sold, etc.). Furthermore, lower margin services generate lower income and cash flows from operations. Consequently, our cash flows from operations may be negatively impacted when comparing one period to another.
Cash Flows from Financing Activities
Net cash (used in) provided by financing activities was $(3.4) million and $5.5 million for the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026, we used $0.6 million to make scheduled repayments of the New Facility and Super Senior Facility ($0.3 million for the six months ended June 30, 2025), and $1.5 million to repurchase $2.0 million of our debt under the New Facility in June 2026 (no comparative amount for the six months ended June 30, 2025). During the six months ended June 30, 2025, in connection with the Debt Exchange Transaction, we received $11.3 million in proceeds from the Super Senior Credit Facility, net of original issuance discount and used $1.7 million for debt issuance costs (no comparative amounts for the six months ended June 30, 2026). During the six months ended June 30, 2026, we used $0.3 million related to the issuance of equity ($3.4 million for the six months ended June 30, 2025). During the six months ended

June 30, 2026 and 2025, we made payments of $0.9 million and $0.3 million, respectively, to satisfy employee tax withholding obligations on the vesting of restricted share units (“RSUs”) and restricted shares. These payments were made to tax authorities, at the employees’ direction, to satisfy the employees’ tax obligations rather than issuing a portion of vested restricted share units and restricted shares to employees. In addition, we distributed $0.1 million and less than $0.1 million during the three and six months ended June 30, 2026 and 2025, respectively, to non-controlling interests.
Future Uses of Cash
Our significant future liquidity obligations primarily pertain to amortization of the New Facility, amortization and maturity of the Super Senior Facility, interest expense under the New Facility and the Super Senior Facility, and operating lease payments on certain of our premises and equipment.
Significant future uses of cash include the following:

		Payments Due by Period
(in thousands)	Total	2026	2027-2028	2029-2030

New Facility (1)	$156,666	$543	$2,173	$153,949
Super Senior Facility (2)	12,328	63	250	12,016
Interest payments (3)	45,991	6,333	24,931	14,727
Lease payments	788	222	502	64

Total	$215,773	$7,161	$27,856	$180,756
______________________________________
(1)    $155.3 million of the New Facility matures on April 30, 2030 and $1.4 million of the New Facility matures on January 15, 2029.
(2)    The Super Senior Facility matures on February 19, 2029.
(3)    Estimated future interest payments for the New Facility and the Super Senior Facility based on the three-month Secured Overnight Financing Rate (“SOFR”) interest rate as of June 30, 2026.
We anticipate funding future liquidity requirements with a combination of existing cash balances and cash anticipated to be generated by operating activities. For further information, see Note 10 and Note 21 to the condensed consolidated financial statements.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of escrow and certain other account arrangements.
We hold customers’ assets in escrow and other accounts at various financial institutions pending completion of certain real estate and construction review activities. These amounts are held in escrow and other accounts for limited periods of time and are not included in the accompanying condensed consolidated balance sheets. Amounts held in escrow and other accounts were $38.1 million and $50.5 million as of June 30, 2026 and December 31, 2025, respectively.
Contractual Obligations, Commitments and Contingencies
For the six months ended June 30, 2026, there were no significant changes to our contractual obligations from those identified in our Form 10-K for the fiscal year ended December 31, 2025 and this Form 10-Q, other than those that occur in the normal course of business. See Note 21 to the condensed consolidated financial statements.
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

Our critical accounting policies are described in the MD&A section of our Form 10-K for the year ended December 31, 2025 filed with the SEC on March 4, 2026. There have been no material changes to our critical accounting policies during the six months ended June 30, 2026.
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
Currency Exchange Risk
We are exposed to currency risk from potential changes in currency values of our non-United States dollar denominated expenses, assets, liabilities and cash flows. Our most significant currency exposure relates to the Indian rupee. Based on expenses incurred in Indian rupees for the second quarter of 2026, a one percentage point increase or decrease in value of the Indian rupee in relation to the United States dollar would increase or decrease our annual expenses by approximately $0.3 million.
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
Our management, Chairman and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of June 30, 2026, the end of the period covered by this Quarterly Report. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A, of our Form 10-K for the year ended December 31, 2025 filed with the SEC on March 4, 2026 (our “2025 Form 10-K”). Capitalized terms used but not defined in this section have the meanings given to them in our 2025 Form 10-K.
We may lose the ability to market, distribute or resell certain third-party verification, data, technology and other products, or such products may become less competitive, which could adversely affect our revenues, customer relationships and operating results.
A portion of our revenue is derived from the marketing, distribution, integration and resale of credit, verification, data, technology and other products and services provided by third parties. In some cases, a significant percentage of the revenue generated from these offerings is derived from products and technologies provided by a limited number of third-party suppliers, licensors and data providers or platform operators. As a result, our business may be particularly vulnerable to the loss, disruption or deterioration of any such relationship. Our ability to offer these products depends on maintaining contractual relationships with these third parties, and such arrangements may be terminated, may not be renewed, may be renewed on less favorable terms, or may become subject to restrictions on our ability to market, distribute, bundle, integrate or resell the applicable products and services.
If one or more of these third-party providers were to terminate or materially modify our rights to resell their products, increase pricing, impose more restrictive contractual terms, experience financial, operational, security, regulatory or compliance issues, discontinue products, be acquired by a competitor or become controlled by a party whose interests do not align with ours, or otherwise limit our access to their products, technologies, platforms, services or underlying data, we may be unable to continue offering those products to our customers or may only be able to do so at reduced margins. In some cases, a competitor that acquires or controls a product, technology or platform that we market, use, distribute or resell may have incentives to favor its own competing offerings, increase pricing, limit investment in products, platforms or technologies made available to us, restrict our access, reduce functionality or support, or make the products, platforms or technologies available to us on less favorable terms, any of which could adversely affect our business, financial condition and results of operations. Third-party providers may also seek to market or distribute their products, platforms or technologies directly to our customers, reduce the role of resellers, intermediaries, cooperatives or distribution partners, or otherwise compete with us for customer relationships. If we are unable to maintain access to competitive products, platforms, technologies, services or pricing, or customers increasingly obtain such products directly from providers, demand for certain of our offerings could decline.
In addition, even if we retain the right to resell such products and use applicable platforms or technologies, our business could be adversely affected if the products, services, platforms or technologies provided by our third-party suppliers fail to remain competitive with alternative solutions available in the marketplace. Competitors may develop or obtain access to products, platforms and technologies that are less expensive, more accurate, more technologically advanced, more automated, faster, provide broader data coverage, or may be more comprehensive, more compliant with evolving regulatory requirements, or otherwise more attractive to customers than the products we offer. If our third-party providers fail to innovate, invest in their products, platforms, or technologies, or maintain competitive service levels, or prioritize competing products or channels, customers may reduce their use of our offerings, switch to competing providers, or exert pressure on pricing and contract terms.
Further, identifying, negotiating and implementing alternative suppliers or replacement products, platforms or technologies may be costly, time-consuming and disruptive and may require significant operational, technological and customer-transition efforts. Alternative products, platforms or technologies may not be available on commercially reasonable terms, may not offer comparable functionality, performance, data coverage, or customer acceptance, or may not be capable of being integrated into our offerings on a timely basis.
The loss of the ability to resell one or more significant verification, credit reporting, or other third-party products, the deterioration of those products, platforms or technologies' competitive position, or our inability to replace such products, platforms or technologies on a timely and cost-effective basis could result in reduced revenues, lower profitability, customer attrition, damage to our reputation, disruption to customer workflows, increased operating costs and reduced competitiveness. Because some of these products, platforms or technologies are integrated into broader service offerings provided by Altisource, any such event could also adversely affect demand for related services and solutions. Any of these events could have a material adverse effect on our business, financial condition and results of operations.
Developments affecting REO volumes, REO pricing or REO sales could negatively affect demand for certain of our default-related services and impair our ability to satisfy contractual performance metrics.
A reduction in residential foreclosures or the supply or sale of REO in the United States could reduce the demand for services, including foreclosure trustee, foreclosure auction, REO asset management, REO property inspection and preservation, real estate brokerage, real estate auction and marketing services, as well as sales of REO, especially in cases where more loans are resolved prior to foreclosure or sold at foreclosure auctions, and therefore do not convert to REO. A reduction in REO properties, or lower sales volumes, could impair our ability to meet certain contractually required service metrics, including conversion percentage requirements, as the size of the applicable REO inventory declines and the remaining properties are often the most difficult to sell. Reduced volumes may also diminish operating efficiencies, increase per unit costs, and make it more challenging to secure and retain vendors at economically viable scale.
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
In addition, changes in policies, regulations, or program requirements imposed by federal housing agencies or government-sponsored enterprises, including the FHA, HUD, Fannie Mae and Freddie Mac, could adversely affect foreclosure and post-foreclosure processes, auction participation, reimbursement programs and related economics. For example, changes to foreclosure bidding requirements, credit bidding thresholds, eligibility for claims without conveyance of title or similar programs, reimbursement of foreclosure or auction-related costs, conveyance requirements, or other loss mitigation and post-foreclosure programs could reduce the volume of assets eligible for third-party sale, alter servicer behavior at foreclosure auctions, reduce referral volumes, lengthen timelines, negatively impact pricing or fees associated with foreclosure auctions and

REO disposition services, or impair our ability to meet contractual performance metrics. Governmental actions that influence mortgage interest rates, mortgage-backed securities markets, or participation by certain buyer classes in residential real estate markets could further reduce demand for our services or increase volatility in volumes and execution complexity. Fannie Mae and Freddie Mac have been under federal conservatorship since 2008. Recapitalization, privatization, exit from conservatorship or other restructuring could result in changes to GSE programs, servicing requirements, foreclosure and REO processes, reimbursement structures, vendor requirements or other aspects of the residential mortgage market. Such changes could affect the volume, timing, economics or profitability of services we provide to GSEs and customers whose portfolios include GSE-backed loans, and could adversely affect our revenues, cash flows, results of operations and financial condition. We may not be able to effectively manage rapid or unanticipated changes in foreclosures or the supply, sale price or sale of REO which could negatively impact our ability to satisfy service level metrics that are tied to conversion rates or other percentage requirements. For example, if a service metric specifies that a certain percentage of the total REO inventory is to be sold within a defined period of time, a rapid change in the total REO inventory may increase the risk of failing to meet the defined percentage metric during the period required to prepare the newly added REO to be marketed. Some of the service metrics which may be impacted include those related to REO conversion rates, aging of REO, time on market and sale price compared to valuation. If we fail to satisfy applicable performance metrics or perform in a manner satisfactory to our customers, such customers may reduce the services they acquire from us or otherwise terminate us as a service provider.
Item 5. Other Information
Approval of Equity Amended and Restated 2009 Equity Incentive Plan

On February 24, 2026, the board of directors (the “Board”) of Altisource Portfolio Solutions S.A., subject to shareholder approval, approved an amendment and restatement of the Altisource Portfolio Solutions S.A. Amended and Restated 2009 Equity Incentive Plan (the “2009 Equity Incentive Plan”) to (i) increase the number of shares of common stock reserved for issuance under the 2009 Equity Incentive Plan by 800,000 shares (the “Initial Share Increase”) and (ii) provide for automatic annual increases to the share reserve on January 1 of each year for a period of four years, beginning on January 1, 2027, subject to specified percentage and numerical limitations and any limitations and any conditions on the ability of the Board to increase the issued share capital under the Company’s Articles, in an amount equal to the lesser of:
•5% of the total number of shares of common stock outstanding on December 31 of the preceding year;

•700,000 shares of common stock; and

•such lesser number of shares of common stock as determined by the Board or the Compensation Committee of Altisource prior to January 1 of the applicable year.

The Company’s stockholders approved the amended and restated 2009 Equity Incentive Plan on May 20, 2026.
This disclosure is qualified in its entirety by reference to the amended and restated 2009 Equity Incentive Plan, which is filed as Exhibit 10.1 to this Form 10-Q.

Director and Officer Trading Arrangements
During the three months ended June 30, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description

3.1 *	Coordinated Articles of Incorporation (Statuts Coordonnés) of Altisource Portfolio Solutions S.A., coordinated as of April 24, 2026

31.1 *	Section 302 Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2 *	Section 302 Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1 *	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1 * †	Altisource Portfolio Solutions S.A. Amended and Restated 2009 Equity Incentive Plan (as of May 20, 2026)

101 *
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2026 is formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025; (ii) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended June 30, 2026 and 2025; (iii) Condensed Consolidated Statements of Equity for the six months ended June 30, 2026 and 2025; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025; and (v) Notes to Condensed Consolidated Financial Statements.

104 *	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

______________________________________
*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
(Registrant)

Date:	July 23, 2026	By:	/s/ Michelle D. Esterman
Michelle D. Esterman
Chief Financial Officer
(On behalf of the Registrant and as its Principal Financial Officer and Principal Accounting Officer)