Form 10-Q
period 2026-09-30
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
filed 2026-10-29
CIK 1462418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of October 23, 2026, there were 11,432,702 outstanding shares of the registrant’s common stock

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)
ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	September 30, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$25,055	$26,603
Accounts receivable, net of allowance for credit losses of $1,984 and $2,492, respectively	26,670	17,984
Prepaid expenses and other current assets	6,140	9,690
Total current assets	57,865	54,277

Premises and equipment, net	990	253
Right-of-use assets under operating leases	612	1,117
Goodwill	55,960	55,960
Intangible assets, net	12,870	17,085
Deferred tax assets, net	6,218	6,342
Other assets	2,198	4,767

Total assets	$136,713	$139,801

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$46,296	$39,595
Current portion of long-term debt	1,225	1,225
Deferred revenue	2,746	3,440
Other current liabilities	1,467	2,805
Total current liabilities	51,734	47,065

Long-term debt	182,681	189,861
Deferred tax liabilities, net	8,648	8,641
Other non-current liabilities	3,534	3,697

Commitments, contingencies and regulatory matters (Note 21)

Deficit:
Common stock ($0.01 par value; 250,000 shares authorized, 11,432 issued and outstanding as of September 30, 2026; 11,021 issued and 10,994 outstanding as of December 31, 2025)	114	110
Additional paid-in capital	259,542	257,359
Accumulated deficit	(370,299)	(363,735)
Treasury stock, at cost (27 shares as of December 31, 2025)	—	(3,948)
Altisource deficit	(110,643)	(110,214)

Non-controlling interests	759	751
Total deficit	(109,884)	(109,463)

Total liabilities and deficit	$136,713	$139,801
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Revenue	$51,920	$41,908	$150,167	$128,635
Cost of revenue	39,796	30,561	112,112	90,936

Gross profit	12,124	11,347	38,055	37,699
Operating expense:
Selling, general and administrative expenses	11,360	10,826	34,435	30,702

Income from operations	764	521	3,620	6,997
Other income (expense), net:
Interest expense	(2,157)	(2,368)	(6,395)	(9,921)
Gain on early extinguishment of debt	312	—	1,008	—
Debt exchange transaction expenses	—	(194)	—	(3,646)
Other income (expense), net	88	376	1,087	563
Total other income (expense), net	(1,757)	(2,186)	(4,300)	(13,004)

Loss before income taxes and non-controlling interests	(993)	(1,665)	(680)	(6,007)
Income tax (provision) benefit	(406)	(660)	(1,765)	15,069

Net (loss) income	(1,399)	(2,325)	(2,445)	9,062
Net income attributable to non-controlling interests	—	(71)	(151)	(220)

Net (loss) income attributable to Altisource	$(1,399)	$(2,396)	$(2,596)	$8,842

(Loss) earnings per share:
Basic	$(0.12)	$(0.22)	$(0.23)	$0.91
Diluted	$(0.12)	$(0.22)	$(0.23)	$0.81

Weighted average shares outstanding:
Basic	11,422	10,988	11,294	9,755
Diluted	11,422	10,988	11,294	10,890

Comprehensive (loss) income:
Comprehensive (loss) income, net of tax	$(1,399)	$(2,325)	$(2,445)	$9,062
Comprehensive income attributable to non-controlling interests	—	(71)	(151)	(220)

Comprehensive (loss) income attributable to Altisource	$(1,399)	$(2,396)	$(2,596)	$8,842
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Statements of Equity (Deficit)
(in thousands)

	Altisource Equity (Deficit)
	Common stock		Additional paid-in capital	Accumulated Deficit	Treasury stock, at cost	Non-controlling interests	Total
	Shares

Balance, December 31, 2024	3,745	$37	$211,523	$(259,977)	$(108,959)	$665	$(156,711)

Net loss	—	—	—	(5,344)	—	73	(5,271)
Distributions to non-controlling interest holders	—	—	—	—	—	(2)	(2)
Share-based compensation expense	—	—	1,094	—	—	—	1,094
Issuance of common stock, net of issuance costs	7,271	73	42,106	—	—	—	42,179
Exercise of warrants, net of costs	—	—	—	(57,525)	57,525	—	—
Vesting of restricted share units and restricted shares, net of shares withheld for the payment of tax	—	—	—	(40,236)	39,918	—	(318)

Balance, March 31, 2025	11,016	$110	$254,723	$(363,082)	$(11,516)	$736	$(119,029)

Net income	—	—	—	16,582	—	76	16,658
Distributions to non-controlling interest holders	—	—	—	—	—	(53)	(53)
Share-based compensation expense	—	—	664	—	—	—	664
Issuance of common stock, net of issuance costs	—	—	(159)	—	—	—	(159)
Vesting of restricted share units and restricted shares, net of shares withheld for the payment of tax	—	—	—	(6,108)	6,098	—	(10)
Purchase of fractional shares	—	—	—	—	(1)	—	(1)

Balance, June 30, 2025	11,016	$110	$255,228	$(352,608)	$(5,419)	$759	$(101,930)

Net loss	—	—	—	(2,396)	—	71	(2,325)
Distribution to non-controlling interest holders	—	—	—	—	—	(91)	(91)
Share-based compensation expense	—	—	1,308	—	—	—	1,308
Issuance of common stock, net of issuance costs	—	—	(434)	—	—	—	(434)
Exercise of warrants, net of costs	3	—	15	—	—	—	15
Vesting of restricted share units and restricted shares, net of shares withheld for the payment of tax	—	—	—	(872)	857	—	(15)

Balance, September 30, 2025	11,019	$110	$256,117	$(355,876)	$(4,562)	$739	$(103,472)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Statements of Equity (Deficit)
(in thousands)

	Altisource Equity (Deficit)
	Common stock		Additional paid-in capital	Accumulated Deficit	Treasury stock, at cost	Non-controlling interests	Total
	Shares

Balance, December 31, 2025	11,021	$110	$257,359	$(363,735)	$(3,948)	$751	$(109,463)

Net loss	—	—	—	(635)	—	104	(531)
Distributions to non-controlling interest holders	—	—	—	—	—	(38)	(38)
Share-based compensation expense	—	—	1,193	—	—	—	1,193
Vesting of restricted share units and restricted shares, net of shares withheld for the payment of tax	258	3	(787)	(3,967)	3,948	—	(803)

Balance, March 31, 2026	11,279	$113	$257,765	$(368,337)	$—	$817	$(109,642)

Net loss	—	—	—	(562)	—	47	(515)
Distributions to non-controlling interest holders	—	—	—	—	—	(81)	(81)
Share-based compensation expense	—	—	1,242	—	—	—	1,242
Issuance of common stock, net of issuance costs	—	—	(263)	—	—	—	(263)
Vesting of restricted share units and restricted shares, net of shares withheld for the payment of tax	141	1	(71)	—	—	—	(70)

Balance, June 30, 2026	11,420	$114	$258,673	$(368,899)	$—	$783	$(109,329)

Net loss	—	—	—	(1,399)	—	—	(1,399)
Distributions to non-controlling interest holders	—	—	—	—	—	(24)	(24)
Share-based compensation expense	—	—	896	—	—	—	896
Issuance of common stock, net of issuance costs	—	—	(2)	—	—	—	(2)
Vesting of restricted share units and restricted shares, net of shares withheld for the payment of tax	12	—	(27)	(1)	—	—	(28)
Exercise of warrants, net of costs	—	—	2	—	—	—	2

Balance, September 30, 2026	11,432	$114	$259,542	$(370,299)	$—	$759	$(109,884)
See accompanying notes to condensed consolidated financial statements.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30,
	2026	2025

Cash flows from operating activities:
Net (loss) income	$(2,445)	$9,062
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	202	443
Amortization of right-of-use assets under operating leases	885	914
Amortization of intangible assets	4,215	3,810
Share-based compensation expense	3,331	3,066
Bad debt expense	332	125
Amortization of debt premium	(3,572)	(2,893)
Amortization of debt discount	318	815
Amortization of debt issuance costs	171	501
Gain on early extinguishment of debt	(1,008)	—
Deferred income taxes	7	91
Changes in operating assets and liabilities:
Accounts receivable	(9,018)	(2,494)
Prepaid expenses and other current assets	3,576	(1,110)
Other assets	185	2,044
Accounts payable and accrued expenses	6,701	(1,482)
Current and non-current operating lease liabilities	(922)	(952)
Other current and non-current liabilities	(1,653)	(16,500)
Net cash provided by (used in) operating activities	1,305	(4,560)

Cash flows from investing activities:
Additions to premises and equipment	(939)	(49)
Other investing activities	—	(250)
Net cash used in investing activities	(939)	(299)

Cash flows from financing activities:
Proceeds from the Super Senior Facility	—	11,250
Proceeds from exercise of cash settle stakeholder warrants	2	15
Debt issuance costs	—	(1,741)
Repayments and repurchases of long-term debt	(3,089)	(613)
Equity issuance costs	(265)	(3,784)
Purchase of fractional shares	—	(1)
Distributions to non-controlling interests	(143)	(146)
Payments of tax withholding on vesting of restricted share units and restricted shares	(901)	(343)
Net cash (used in) provided by financing activities	(4,396)	4,637

Net decrease in cash, cash equivalents and restricted cash	(4,030)	(222)
Cash, cash equivalents and restricted cash at the beginning of the period	30,493	32,700

Cash, cash equivalents and restricted cash at the end of the period	$26,463	$32,478

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30,
	2026	2025

Supplemental cash flow information:
Interest paid	$9,457	$11,315
Income taxes paid (refunded), net	179	(710)
Acquisition of right-of-use assets with operating lease liabilities	380	121

Non-cash investing and financing activities:
Equity issued in exchange for debt reduction	—	45,370

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets and the unaudited condensed consolidated statements of cash flows:
	September 30, 2026	September 30, 2025

Cash and cash equivalents	$25,055	$28,598
Restricted cash	1,408	3,880
Total cash, cash equivalents and restricted cash reported in the statements of cash flows	$26,463	$32,478
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
The management agreement between MPA and Lenders One, pursuant to which MPA is the management company, represents a variable interest in a variable interest entity. MPA is the primary beneficiary of Lenders One as it has the power to direct the activities that most significantly impact the cooperative’s economic performance and the right to receive benefits from the cooperative. As a result, Lenders One is presented in the accompanying condensed consolidated financial statements on a consolidated basis and the interests of the members are reflected as non-controlling interests. As of September 30, 2026, Lenders One had total assets of $0.5 million and total liabilities of $0.7 million. As of December 31, 2025, Lenders One had total assets of $0.6 million and total liabilities of $0.4 million.
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
During the three and nine months ended September 30, 2026, Onity was our largest customer, accounting for 24% and 30%, respectively, of our total revenue. Onity purchases certain mortgage services from us under the terms of services agreements and amendments thereto (collectively, the “Onity Services Agreements”) with terms extending through August 2030. Certain of the Onity Services Agreements contain a “most favored nation” provision and also grant the parties the right to renegotiate pricing, among other things.
Revenue from Onity primarily consists of revenue earned from the loan portfolios serviced and subserviced by Onity when Onity engages us as the service provider, and revenue earned directly from Onity, pursuant to the Onity Services Agreements. For the nine months ended September 30, 2026 and 2025, we recognized revenue from Onity of $50.1 million and $55.5 million, respectively ($14.0 million and $17.7 million for the third quarter of 2026 and 2025, respectively). Revenue from Onity as a percentage of segment and consolidated revenue was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Servicer and Real Estate	33%	53%	41%	54%
Origination	—%	—%	—%	—%
Corporate and Others	—%	—%	—%	—%
Consolidated revenue	24%	42%	30%	43%
We earn additional revenue related to the portfolios serviced and subserviced by Onity when a party other than Onity or the MSR owner selects Altisource as the service provider. For the nine months ended September 30, 2026 and 2025, we recognized $5.5 million and $5.9 million, respectively ($1.7 million and $1.9 million for the third quarter of 2026 and 2025, respectively), of such revenue. These amounts are not included in deriving revenue from Onity and revenue from Onity as a percentage of revenue discussed above.
As of September 30, 2026, accounts receivable from Onity totaled $4.4 million, $1.9 million of which was billed and $2.5 million of which was unbilled. As of December 31, 2025, accounts receivable from Onity totaled $5.1 million, $2.6 million of which was billed and $2.5 million of which was unbilled.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Rithm
Rithm Capital Corp. (individually, together with one or more of its subsidiaries or one or more of its subsidiaries individually, “Rithm”) is an asset manager focused on the real estate and financial services industries.
Onity previously disclosed that Rithm was one of its largest servicing clients. However, Onity disclosed that Rithm did not renew its subservicing agreements with Onity effective January 31, 2026 and, as a result, Onity began transferring servicing to Rithm’s own servicing platform in the first quarter of 2026. Onity also disclosed that the transfer of $6.8 billion unpaid principal balance (“UPB”) of Rithm MSRs and rights to MSRs is subject to the receipt of necessary consents from trustees and others, the timing and success of which are uncertain. As of June 30, 2026, Onity reported that Rithm MSRs and rights to MSRs (the “Subject MSRs”) represented $8.0 billion of Onity’s servicing and subservicing portfolio, or approximately 2% of loans serviced and subserviced by Onity (measured in UPB) and approximately 17% of all delinquent loans that Onity services (measured in UPB). Onity disclosed that they do not expect consents to be received with respect to approximately $3.4 billion of the remaining Subject MSRs.
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
For the nine months ended September 30, 2026 and 2025, we recognized revenue from Rithm of $1.4 million and $3.3 million, respectively ($0.3 million and $1.5 million for the third quarters of 2026 and 2025, respectively). For the nine months ended September 30, 2026 and 2025, we recognized additional revenue of $5.0 million and $7.5 million, respectively ($0.8 million and $2.2 million for the third quarter of 2026 and 2025, respectively), relating to the Subject MSRs when a party other than Rithm selected us as the service provider.
Other
For the nine months ended September 30, 2026, we recognized revenue from another residential mortgage loan servicer of $12.3 million ($7.0 million for the third quarter of 2026) (no comparative amounts for 2025). We earn additional revenue related to the loans serviced by this customer when a party other than the servicer selects Altisource as the service provider. For the nine months ended September 30, 2026, we recognized $4.8 million of such revenue ($2.9 million for the third quarter of 2026) (no comparative amounts for 2025). The revenue described herein is reflected in the Servicer and Real Estate segment.

NOTE 3 — ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consists of the following:

(in thousands)	September 30, 2026	December 31, 2025

Billed	$16,544	$12,796
Unbilled	12,110	7,680
	28,654	20,476
Less: Allowance for credit losses	(1,984)	(2,492)

Total	$26,670	$17,984
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
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
Changes in the allowance for expected credit losses consist of the following:

		(Additions) / Subtractions
(in thousands)	Balance at Beginning of Period	Charged to Expenses	Deductions Note(1)	Balance at End of Period

Allowance for expected credit losses:

Three months ended September 30, 2026	$1,935	$143	$(94)	$1,984
Three months ended September 30, 2025	2,575	163	(331)	2,407

Nine months ended September 30, 2026	$2,492	$332	$(840)	$1,984
Nine months ended September 30, 2025	3,124	125	(842)	2,407
______________________________________
(1)    Amounts written off as uncollectible or transferred to other accounts or utilized.
NOTE 4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

(in thousands)	September 30, 2026	December 31, 2025

Prepaid expenses	$2,254	$4,291
Maintenance agreements, current portion	1,216	1,203
Income taxes receivable	828	1,243
Restricted cash	1,057	1,031
Surety bond collateral	—	1,000
Other current assets	785	922

Total	$6,140	$9,690
NOTE 5 — PREMISES AND EQUIPMENT, NET
Premises and equipment, net consists of the following:

(in thousands)	September 30, 2026	December 31, 2025

Computer hardware and software	$46,350	$46,093
Leasehold improvements	709	709
Furniture and fixtures	28	72
Office equipment and other	144	17
	47,231	46,891
Less: Accumulated depreciation and amortization	(46,241)	(46,638)

Total	$990	$253
Depreciation and amortization expense amounted to $0.2 million and $0.4 million for the nine months ended September 30, 2026 and 2025, respectively ($0.1 million and $0.1 million for the third quarters of 2026 and 2025, respectively), and is

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.
Premises and equipment, net consist of the following by country:

(in thousands)	September 30, 2026	December 31, 2025

Luxembourg	$71	$190
India	724	40
United States	193	20
Uruguay	2	3

Total	$990	$253
NOTE 6 — RIGHT-OF-USE ASSETS UNDER OPERATING LEASES, NET
Right-of-use assets under operating leases, net consists of the following:

(in thousands)	September 30, 2026	December 31, 2025

Right-of-use assets under operating leases	$5,980	$6,340
Less: Accumulated amortization	(5,368)	(5,223)

Total	$612	$1,117
Amortization of operating leases was $0.9 million for both the nine months ended September 30, 2026 and 2025, respectively ($0.1 million and $0.4 million for the third quarters of 2026 and 2025, respectively), and is included in cost of revenue for operating assets and in selling, general and administrative expenses for non-operating assets in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.
NOTE 7 — GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following is a summary of goodwill by segment:

(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Total

Balance as of September 30, 2026 and December 31, 2025	$30,681	$25,279	$—	$55,960
Intangible Assets, net
Intangible assets, net consist of the following:

	Weighted average estimated useful life (in years)	Gross carrying amount		Accumulated amortization		Net book value
(in thousands)		September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025

Definite lived intangible assets:
Customer related intangible assets	9	$213,912	$213,912	$(208,346)	$(206,182)	$5,566	$7,730
Operating agreement	20	35,000	35,000	(29,167)	(27,854)	5,833	7,146
Trademarks and trade names	16	9,709	9,709	(8,475)	(8,198)	1,234	1,511
Non-compete agreements	2	432	432	(226)	(41)	206	391
Intellectual property	1	368	368	(337)	(61)	31	307

Total		$259,421	$259,421	$(246,551)	$(242,336)	$12,870	$17,085

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Amortization expense for definite lived intangible assets was $4.2 million and $3.8 million for the nine months ended September 30, 2026 and 2025, respectively ($1.4 million and $1.3 million for the third quarter of 2026 and 2025, respectively). Forecasted annual definite lived intangible asset amortization expense for 2026 through 2030 is $5.5 million, $4.9 million, $4.4 million, $2.1 million and $0.2 million, respectively.
NOTE 8 — OTHER ASSETS
Other assets consist of the following:

(in thousands)	September 30, 2026	December 31, 2025

Restricted cash	$351	$2,859
Security deposits	302	337
Other	1,545	1,571

Total	$2,198	$4,767
NOTE 9 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable and accrued expenses consist of the following:

(in thousands)	September 30, 2026	December 31, 2025

Accounts payable	$20,391	$13,487
Accrued expenses - general	16,230	17,282
Accrued salaries and benefits	6,894	6,659
Income taxes payable	2,781	2,167

Total	$46,296	$39,595
Other current liabilities consist of the following:

(in thousands)	September 30, 2026	December 31, 2025

Operating lease liabilities	$342	$899
Other	1,125	1,906

Total	$1,467	$2,805
Revolving Loan Agreement
On June 3, 2024, in connection with the Company’s Property Renovation Services business, Altisource Solutions, Inc., an indirect subsidiary of Altisource Portfolio Solutions S.A, entered into a revolving loan agreement (the “Revolving Loan Agreement”) with a then related-party, Accelitron Advanced Motor Controls, Inc. (“AAMC”) (formerly Altisource Asset Management Corporation).
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
As of September 30, 2026 and December 31, 2025, there was no outstanding debt under the Revolving Loan Agreement.
NOTE 10 — LONG-TERM DEBT
Long-term debt consists of the following:

(in thousands)	September 30, 2026	December 31, 2025

Senior secured term loans	$155,506	$159,175
Super senior term loan	12,297	12,391
Total principal debt	167,803	171,566
Plus: Unamortized premium	18,233	22,157
Less: Unamortized discount	(1,378)	(1,707)
Less: Unamortized debt issuance and amendment costs	(752)	(930)
Long-term debt, net	183,906	191,086
Less: Current maturities of long-term debt	(1,225)	(1,225)
Total long-term debt	$182,681	$189,861
Principal payments are due as follows:

(in thousands)	Total

2026	$306
2027	1,225
2028	1,225
2029	14,459
2030	150,588
Total debt	$167,803
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
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
In connection with the Debt Exchange Transaction, the Company also paid $3.6 million to advisors and others and recorded these payments as other expense in the consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2025. Of the total $3.6 million, $0.2 million was recorded for the three months ended September 30, 2025.
During the second and third quarters of 2026, we repurchased $2.0 million and $0.9 million, respectively, of debt under the New Facility at a discount of 23.7%, recognizing a net gain of $1.0 million on the early extinguishment of debt for the nine months ended September 30, 2026. This net gain is included in Other income (expense), net, in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
The maturity date for $154.1 million of the New Facility is April 30, 2030 and the maturity date for $1.4 million of the New Facility is January 15, 2029.
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
The New Debt bears interest at rates based upon, at our option, the Secured Overnight Financing Rate (“SOFR”) or the Base Rate, as defined in the New Facility Credit Agreement. SOFR-based term loans bear interest at a rate per annum equal to SOFR plus 6.50% (with a 3.50% SOFR floor) payable in cash. Base Rate-based term loans bear interest at a rate per annum equal to the Base Rate plus 5.50% payable in cash. The interest rate as of September 30, 2026 was 10.33%.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
The New Facility Credit Agreement contains representations, warranties, covenants, terms and conditions customary for transactions of this type. These include covenants limiting the ability of Altisource, the Borrower and its subsidiaries, subject to certain exceptions and baskets, to (i) incur indebtedness, (ii) incur liens on its assets, (iii) agree to additional negative pledges, (iv) make Restricted Junior Payments (as defined in the New Facility Credit Agreement), (v) pay dividends or distribute assets, (vi) make investments, (vii) enter into any transaction of merger or consolidation, liquidate, wind-up or dissolve, or convey any part of its business, assets or property, or acquire the business, property or assets of another person, (viii) dispose of the equity interests of any Significant Subsidiary (as such term is defined in the New Facility Credit Agreement), (ix) enter into sale and leaseback transactions, (x) enter into certain transactions with shareholders and affiliates, (xi) engage in a line of business substantially different than existing business and businesses reasonably related, complementary or ancillary thereto, (xii) modify the terms of certain indebtedness, (xiii) modify the terms of its organizational documents, (xiv) change its fiscal year, and (xv) enter into any transactions undertaken in connection with a Liability Management Transaction (as defined in the New Facility Credit Agreement).
The New Facility contains certain events of default including (i) failure to pay (x) principal when due or (y) interest or any other amount owing on any other obligation under the New Facility Credit Agreement within 5 days of becoming due, (ii) material incorrectness of representations and warranties when made, (iii) breach of certain other covenants, subject to cure periods described therein, (iv) failure to pay principal or interest on any other debt that equals or exceeds $10 million when due, (v) default on any other debt that equals or exceeds $10 million that causes, or gives the holder or holders of such debt the ability to cause, an acceleration of such debt, (vi) bankruptcy and insolvency events with respect to Altisource Portfolio Solutions S.A., Borrower or any Material Subsidiary (as defined in the New Facility Credit Agreement), (vii) entry by a court of one or more judgments against Altisource, Borrower or any Material Subsidiary in an amount in excess of $15 million that remain undischarged, unvacated, unbonded or unstayed for a certain number of days after the entry thereof, (viii) the occurrence of certain ERISA events, (ix) occurrence of a Change of Control (as defined in the New Facility Credit Agreement), (x) the failure of certain Loan Documents (as defined in the New Facility Credit Agreement) to be in full force and effect or Altisource or any Guarantor challenges the validity of any such Loan Document, (xi) the termination of certain material contracts and (xii) failure to comply in any material respects with the terms of the Shareholder Warrants or the Warrant Agreement (as those terms are defined in the New Facility Credit Agreement). If any event of default occurs and is not cured within applicable grace periods set forth in the New Facility Credit Agreement or waived, all loans and other obligations could become due and immediately payable.
Deer Park Road Management Company, LP (together with its affiliates and managed funds, “Deer Park”), a related party, owned approximately 13% of Altisource’s common stock as of September 30, 2026 and December 31, 2025, and $19.7 million and $19.8 million of Altisource debt as of September 30, 2026 and December 31, 2025, respectively. An employee of Deer Park is a member of Altisource’s Board of Directors. During the nine months ended September 30, 2026 and 2025, Deer Park received interest of $1.1 million and $1.5 million, respectively ($0.4 million for the third quarter of 2026 and 2025, respectively) from Altisource. On April 3, 2025, Altisource Portfolio Solutions S.A. issued Deer Park Stakeholder Warrants to purchase 1.9 million shares of common stock for $9.5998 per share, which was its pro-rata share of the Stakeholder Warrants issued to all holders of common stock, restricted share units (“RSUs”) and Penny Warrants (as defined in Note 11) as of the record date for the issuance of Stakeholder Warrants.
UBS Asset Management (Americas) LLC (together with its affiliates and managed funds, “UBS”), a related party, owned approximately 22% of Altisource’s common stock as of September 30, 2026 and December 31, 2025, and $63.4 million and $63.7 million of Altisource debt (including the Super Senior Facility), as of September 30, 2026 and December 31, 2025, respectively. During the nine months ended September 30, 2026 and 2025, UBS received interest of $3.7 million and $4.2 million, respectively ($1.3 million for the third quarter of 2026 and 2025) from Altisource. On April 3, 2025, Altisource Portfolio Solutions S.A. issued UBS Stakeholder Warrants to purchase 0.2 million shares of common stock for $9.5998 per share, which was its pro-rata share of the Stakeholder Warrants issued to all holders of common stock, RSUs and Penny Warrants as of the record date for the issuance of Stakeholder Warrants.
Benefit Street Partners L.L.C. (together with its affiliates and managed funds, “Benefit Street”), a related party, owned approximately 16% of Altisource’s common stock as of September 30, 2026 and December 31, 2025, and $33.9 million and $30.8 million of Altisource debt as of September 30, 2026 and December 31, 2025, respectively. During the nine months ended September 30, 2026 and 2025, Benefit Street received interest of $1.8 million and $1.6 million, respectively ($0.6 million and $0.6 million for the third quarter of 2026 and 2025, respectively) from Altisource. On April 3, 2025, Altisource Portfolio Solutions S.A. issued Benefit Street Stakeholder Warrants to purchase 2.2 million shares of common stock for $9.5998 per share, which was its pro-rata share of the Stakeholder Warrants issued to all holders of common stock, RSUs and Penny Warrants as of the record date for the issuance of Stakeholder Warrants.
For additional information on the Stakeholder Warrants, see Note 11.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
As of September 30, 2026, debt issuance and amendment costs were $0.8 million, net of $9.2 million of accumulated amortization. As of December 31, 2025, debt issuance and amendment costs were $0.9 million, net of $9.1 million of accumulated amortization.
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
The Super Senior Facility bears interest at rates based upon, at our option, the SOFR or the Base Rate, as defined in the Super Senior Credit Agreement. SOFR-based term loans bear interest at a rate per annum equal to SOFR plus 6.50% (with a 3.50% SOFR floor) payable in cash. Base Rate-based term loans bear interest at a rate per annum equal to the Base Rate plus 5.50% payable in cash. The interest rate as of September 30, 2026 was 10.33%.

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
NOTE 11 — WARRANTS
Penny Warrants
On February 14, 2023, the lenders under the Amended Credit Agreement (see Note 10 for additional information) received warrants (the “Penny Warrants”) to purchase 402,981 shares of common stock (the “Penny Warrant Shares”). The number of Penny Warrant Shares was subject to reduction based on the amount of Aggregate Paydowns (as defined in the Amended Credit Agreement). Based on Aggregate Paydowns made during 2023, the number of Penny Warrant Shares was reduced to 201,588. The exercise price per share of common stock under each Penny Warrant was equal to $0.01. The remaining 189,483 Penny Warrant Shares were exercised in the first quarter of 2025, leaving no remaining Penny Warrants outstanding as of September 30, 2026.
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
The following table summarizes the activity related to Stakeholder Warrants and equivalent Stakeholder Warrant Shares:

	Cash Exercise Stakeholder Warrants	Cash Exercise Stakeholder Warrant Shares	Net Settle Stakeholder Warrants	Net Settle Stakeholder Warrant Shares

Outstanding at December 31, 2025	35,213,952	7,153,010	35,169,380	7,143,956
Exercised	1,000	203	53	11
Outstanding at September 30, 2026	35,212,952	7,152,807	35,169,327	7,143,945
NOTE 12 — OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following:

(in thousands)	September 30, 2026	December 31, 2025

Income tax liabilities	$3,199	$3,338
Operating lease liabilities	263	248
Deferred revenue	71	47
Other non-current liabilities	1	64

Total	$3,534	$3,697

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
NOTE 13 — FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The following table presents the carrying amount and estimated fair value of financial instruments and certain liabilities measured at fair value as of September 30, 2026 and December 31, 2025. The following fair values are estimated using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	September 30, 2026				December 31, 2025
(in thousands)	Carrying amount	Fair value			Carrying amount	Fair value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$25,055	$25,055	$—	$—	$26,603	$26,603	$—	$—
Restricted cash	1,408	1,408	—	—	3,890	3,890	—	—

Liabilities:
Senior secured term loan	155,506	—	120,274	—	159,175	—	113,810	—
Super senior term loan	12,297	—	—	12,359	12,391	—	—	12,391
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
Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk primarily consist of cash and cash equivalents and accounts receivable. Generally, our policy is to deposit our cash and cash equivalents with larger, highly rated financial institutions. The Company derived 24% and 30% of its revenue from Onity for the three and nine months ended September 30, 2026, respectively (see Note 2 for additional information on Onity revenues and accounts receivable balance). The Company strives to mitigate its concentrations of credit risk with respect to accounts receivable by actively monitoring past due accounts and the economic status of larger customers, if known.
NOTE 14 — SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Common stock
As of September 30, 2026, we had 250.0 million shares authorized, 11.4 million issued and outstanding shares of common stock. As of December 31, 2025, we had 250.0 million shares authorized, 11.0 million shares issued and outstanding shares of common stock. The holders of shares of common stock generally are entitled to one vote for each share on all matters voted on by shareholders, and the holders of such shares generally possess all voting power.
On February 18, 2025, the Company’s shareholders approved an increase in the number of authorized shares from 100 million to 250 million and a decrease in the par value of the common stock from $1.00 to $0.01.
On May 20, 2026, the Company’s shareholders approved an increase in shares reserved under the 2009 Equity Plan from approximately 2.0 million to approximately 2.8 million and approved annual automatic increases for four years beginning January 1, 2027, equal to the lesser of: (i) 5% of the total number of shares of common stock outstanding on December 31 of the preceding year, (ii) 700,000 shares of common stock, and (iii) such lesser number of shares of common stock as determined by the Board or the Compensation Committee of Altisource.

On February 19, 2025, the Company issued 7.3 million Debt Exchange Shares to lenders in connection with the Debt Exchange Transaction. See Note 10, Long-Term Debt. Pursuant to the terms of the Exchange Agreement, dated February 19, 2025, by

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
and among the Borrower and Altisource Portfolio Solutions S.A., on the one hand, and the Lenders, on the other hand, with limited exceptions, the Lenders were not, among other things, permitted to sell, offer to sell, grant any option to purchase or otherwise dispose of any Debt Exchange Shares, without the prior written consent of Altisource Portfolio Solutions S.A., until September 17, 2025.
Share Repurchase Program
On May 16, 2023, our shareholders approved the renewal and amendment of the share repurchase program previously approved by our shareholders on May 15, 2018. Under the program, we are authorized to purchase up to 0.4 million shares of our common stock, based on a limit of 15% of the outstanding shares of common stock on the date of approval, at a minimum price of $8.00 per share and a maximum price of $200.00 per share, until May 16, 2028. As of September 30, 2026, approximately 0.4 million shares of common stock remain available for repurchase under the program. In connection with the elimination of the fractional shares resulting from the Share Consolidation, the Company purchased 204 shares of common stock during the second quarter of the year ended December 31, 2025 (no comparative amount for the nine months ended September 30, 2026). There were no other purchases of shares of common stock during the year ended December 31, 2025 or the nine months ended September 30, 2026. Under the New Facility and the Super Senior Facility, we are not permitted to repurchase shares except under limited circumstances.
Share-Based Compensation
We issue share-based awards in the form of stock options, restricted shares and RSUs for certain employees, officers and directors. We recognized share-based compensation expense of $3.3 million and $3.1 million for the nine months ended September 30, 2026 and 2025, respectively ($0.9 million and $1.3 million for the third quarters of 2026 and 2025, respectively). As of September 30, 2026, estimated unrecognized compensation costs related to share-based awards amounted to $3.1 million, which we expect to recognize over a weighted average remaining requisite service period of approximately 1.36 years.
Stock Options
Stock option grants are composed of a combination of service-based, market-based and performance-based options.
Service-Based Options. These options generally vest over three or four years with equal annual vesting and generally expire on the earlier of ten years after the date of grant or following termination of service. A total of two thousand service-based options were outstanding as of September 30, 2026.
Market-Based Options. These option grants generally have two components, each of which vests only upon the achievement of certain criteria. The first component, which we refer to as “ordinary performance” grants, generally consists of two-thirds of the market-based grant and begins to vest if the stock price is at least double the exercise price, as long as the stock price realizes a compounded annual gain of at least 20% over the exercise price. The remaining third of the market-based options, which we refer to as “extraordinary performance” grants, generally begins to vest if the stock price is at least triple the exercise price, as long as the stock price realizes a compounded annual gain of at least 25% over the exercise price. Market-based options generally vest in three or four year installments with the first installment vesting upon the achievement of the criteria and the remaining installments vesting thereafter in equal annual installments. Market-based options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service or in the final three years of the option term, in which case vesting will generally continue in accordance with the provisions of the award agreement. A total of 1 thousand market-based options were outstanding as of September 30, 2026.
Performance-Based Options. These option grants generally will vest if certain specific financial measures are achieved; typically with one-fourth vesting on each anniversary of the grant date. The award of performance-based options is adjusted based on the level of achievement specified in the award agreements. If the performance criteria achieved is above threshold performance levels, participants generally have the opportunity to vest in 50% to 200% of the option grants, depending upon performance achieved. If the performance criteria achieved is below a certain threshold, the options are canceled. The options generally expire on the earlier of ten years after the date of grant or following termination of service, unless the performance criteria is met prior to termination of service in which case vesting will generally continue in accordance with the provisions of the award agreement. There were 34 thousand performance-based options outstanding as of September 30, 2026.
There were no stock option grants during the nine months ended September 30, 2026 and 2025.

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
The following table summarizes the grant date fair value of stock options that vested during the periods presented:

	Nine months ended September 30,
(in thousands, except per share data)	2026	2025

Grant date fair value of stock options that vested	$14	$97
The following table summarizes the activity related to our stock options:

	Number of options	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding as of December 31, 2025	40,319	$197.17	2.29	$—
Forfeited	(3,553)	251.80

Outstanding as of September 30, 2026	36,766	191.89	1.69	—

Exercisable as of September 30, 2026	34,943	191.83	1.69	—
Other Share-Based Awards
The Company’s other share-based and similar types of awards are comprised of restricted shares and RSUs. The restricted shares and RSUs are comprised of a combination of service-based awards, performance-based awards and performance and market-based awards.
Service-Based Awards. These awards generally vest over one-to-four-year periods. A total of 924 thousand service-based awards were outstanding as of September 30, 2026.
Performance-Based Awards. These awards generally vest if certain specific financial measures are achieved; generally one-third vests on each anniversary of the grant date or cliff-vest on the third anniversary of the grant date. The number of performance-based restricted shares and RSUs that may vest is based on the level of achievement as specified in the award agreements. If the performance criteria achieved is above certain financial performance levels and Altisource’s share performance is above certain established criteria, participants have the opportunity to vest in up to 150% of the restricted share unit award for certain awards. If the performance criteria achieved is below certain thresholds, the award is canceled. A total of 87 thousand performance-based awards were outstanding as of September 30, 2026.
Performance-Based and Market-Based Awards. These awards generally vest if certain specific financial measures are achieved and if certain specific market conditions are achieved. If the performance criteria achieved is above certain financial performance levels and Altisource’s share performance is above certain established criteria, participants have the opportunity to vest in up to 300% of the restricted share unit award for certain awards. If the performance criteria or the market criteria is below certain thresholds, the award is canceled. The Company estimates the grant date fair value of these awards using a Monte Carlo simulation model. A total of 19 thousand performance-based and market-based awards were outstanding as of September 30, 2026.
The Company granted 637 thousand RSUs (at a weighted average grant date fair value of $6.74 per share) during the nine months ended September 30, 2026. These grants included approximately 82 thousand performance-based awards and 15 thousand awards that include both a performance condition and a market condition. The Company granted 1.0 million RSUs (at a weighted average grant date fair value of $7.62 per share) during the nine months ended September 30, 2025. These grants included 11 thousand performance-based awards and 11 thousand awards that include both a performance condition and a market condition. Approximately 573 thousand of these RSUs were granted to senior management in connection with the Debt Exchange Transaction.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
The following table summarizes the activity related to our restricted shares and RSUs:

Number of restricted shares and restricted share units

Outstanding as of December 31, 2025	1,025,845
Granted	637,330
Vested	(438,207)
Forfeited/canceled	(194,735)

Outstanding as of September 30, 2026	1,030,233
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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025

Service revenue	$49,847	$39,666	$143,666	$121,348
Reimbursable expenses	2,073	2,171	6,350	7,067
Non-controlling interests	—	71	151	220

Total	$51,920	$41,908	$150,167	$128,635

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Disaggregation of Revenue
Disaggregation of total revenue by segment and major source was as follows:

	Three months ended September 30, 2026			Three months ended September 30, 2025
(in thousands)	Servicer and Real Estate	Origination	Total revenue	Servicer and Real Estate	Origination	Total revenue

Revenue recognized when services are performed or assets are sold	$33,688	$13,814	$47,502	$28,877	$8,398	$37,275
Revenue related to technology platforms and professional services	2,138	207	2,345	2,298	164	2,462
Reimbursable expenses revenue	1,944	129	2,073	2,067	104	2,171
Total revenue	$37,770	$14,150	$51,920	$33,242	$8,666	$41,908

	Nine months ended September 30, 2026			Nine months ended September 30, 2025
(in thousands)	Servicer and Real Estate	Origination	Total revenue	Servicer and Real Estate	Origination	Total revenue

Revenue recognized when services are performed or assets are sold	$95,055	$41,622	$136,677	$89,006	$25,035	$114,041
Revenue related to technology platforms and professional services	6,523	617	7,140	6,986	541	7,527
Reimbursable expenses revenue	5,994	356	6,350	6,605	462	7,067
Total revenue	$107,572	$42,595	$150,167	$102,597	$26,038	$128,635

Disaggregation of service revenue by the timing of revenue recognition was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025

Over-time revenue recognition	$10,576	$8,773	$29,346	$29,016
Point-in-time revenue recognition	39,271	30,893	114,320	92,332

Total service revenue	$49,847	$39,666	$143,666	$121,348
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
The over-time revenue recognition model consists primarily of the following services for which revenue is recognized over the period during which services are provided:
•For foreclosure trustee services, revenue is recognized as work progresses, in accordance with agreed upon milestones with full recognition upon completion and/or recording the related foreclosure deed
•For software-as-a-service (“SaaS”) based technology to manage REO, we recognize revenue over the estimated average number of months the REO properties are on the platform before they are sold
•For vendor management transactions, revenue is recognized over the period during which services are provided
•For fund disbursement services, we recognize revenue over the estimated average period during which we perform the processing services, with full recognition upon completion of the related fund disbursement
•For residential real estate renovation services, we recognize revenue over time as work is completed, measured by the percentage of work performed relative to the total project. Field inspections by qualified professionals form a fundamental part of the Company’s assessment, measure and documentation of work completed on real estate renovations. As of September 30, 2026, the value of unfulfilled renovation orders amounted to $2.8 million, with the majority of this backlog expected to be completed and recognized as revenue within the fourth quarter of 2026 and the remainder anticipated to be largely completed in the first quarter of 2027
•We recognize membership fees from Lenders One members ratably over the term of membership
•For vendor management oversight SaaS, we recognize revenue over the period during which we perform the services.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Transactions with Related Parties
John G. Aldridge, Jr., the Managing Partner of Aldridge Pite LLP (“Aldridge Pite”), is a member of the Board of Directors of Altisource. Aldridge Pite provides eviction and other real estate related services to the Company and pays for the use of certain of the Company’s technology in connection with providing these services. Altisource also provides certain title services to Aldridge Pite. The Company recognized service revenue of $0.2 million and less than $0.1 million for the nine months ended September 30, 2026 and 2025, respectively (less than $0.1 million for the third quarter of 2026 and 2025), relating to services provided to Aldridge Pite.
Contract Balances
Our contract assets consist of unbilled accounts receivable (see Note 3). Our contract liabilities consist of current deferred revenue and other non-current liabilities as reported on the accompanying condensed consolidated balance sheets. The deferred revenue opening and closing balances were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025

Deferred revenue, beginning balance	$3,121	$3,457	$3,487	$3,979
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(590)	(663)	(3,094)	(3,582)
Increase due to billing, excluding amounts recognized as revenue during the period	286	759	2,424	3,156
Deferred revenue, ending balance	$2,817	$3,553	$2,817	$3,553
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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025

Outside fees and services	$25,333	$17,261	$70,769	$51,757
Compensation and benefits	8,843	8,112	25,027	22,971
Technology and telecommunications	3,497	2,945	9,821	8,830
Reimbursable expenses	2,073	2,171	6,350	7,067
Depreciation and amortization	50	72	145	311

Total	$39,796	$30,561	$112,112	$90,936
Transactions with Related Parties
The Company recognized cost of revenue of $0.7 million and $0.8 million for the nine months ended September 30, 2026 and 2025, respectively ($0.1 million and $0.3 million for the third quarter of 2026 and 2025, respectively), relating to services received from Aldridge Pite. As of September 30, 2026, the Company had no amounts payable to Aldridge Pite.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025

Compensation and benefits	$5,552	$5,206	$17,072	$15,111
Professional services	1,566	1,581	4,405	4,009
Amortization of intangible assets	1,368	1,270	4,215	3,810
Occupancy related costs	612	875	2,550	2,541
Marketing costs	627	593	1,748	1,719
Depreciation and amortization	38	8	57	132
Other	1,597	1,293	4,388	3,380

Total	$11,360	$10,826	$34,435	$30,702
NOTE 18 — OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025

Interest income (expense)	$170	$243	$1,321	$634
Other, net	(82)	133	(234)	(71)

Total	$88	$376	$1,087	$563
NOTE 19 — INCOME TAXES
We recognized an income tax (provision) benefit of $(1.8) million and $15.1 million for the nine months ended September 30, 2026 and 2025, respectively ($(0.4) million and $(0.7) million for the third quarters of 2026 and 2025, respectively). The income tax provision for the three and nine months ended September 30, 2026 and the three months ended September 30, 2025 was driven by income tax expense on transfer pricing income from India and the United States, no tax benefit on the pretax loss from our Luxembourg operating company, and uncertain tax positions. The income tax benefit for the nine months ended September 30, 2025 was driven primarily by the reversal of liabilities for uncertain tax positions, partially offset by income tax expense on transfer pricing income from India and the United States and no tax benefit on the pretax loss from our Luxembourg operating company.
During the second quarter of 2025, Management concluded that certain of its India tax positions for several prior years were more likely than not to be sustained based on developments during the quarter. As a result, the Company recorded an income tax benefit from the reversal of liabilities for uncertain tax positions and related accrued interest expense. The recorded income tax benefit had a significant impact on the nine months ended September 30, 2025.
NOTE 20 — (LOSS) EARNINGS PER SHARE
Basic (loss) earnings per share is computed by dividing net (loss) income available to common shareholders by the weighted average number of common shares outstanding for the period. Basic and diluted (loss) earnings per share has been retroactively adjusted for all prior periods presented to reflect the effects of the Share Consolidation.

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Basic and diluted (loss) earnings per share are calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025

Net (loss) income attributable to Altisource	$(1,399)	$(2,396)	$(2,596)	$8,842

Weighted average common shares outstanding, basic	11,422	10,988	11,294	9,755

Weighted average common shares outstanding, diluted	11,422	10,988	11,294	10,890

(Loss) earnings per share:
Basic	$(0.12)	$(0.22)	$(0.23)	$0.91
Diluted	$(0.12)	$(0.22)	$(0.23)	$0.81
For the nine months ended September 30, 2026 and 2025, 0.5 million and 0.1 million, respectively (0.7 million and 3.0 million for the third quarters of 2026 and 2025, respectively), stock options, restricted shares and RSUs were excluded from the computation of diluted (loss) earnings per share as a result of the following:
•For the nine months ended September 30, 2026, 0.4 million (0.5 million and 2.9 million for the third quarters of 2026 and 2025, respectively), stock options, restricted shares and RSUs were anti-dilutive and have been excluded from the computation of diluted (loss) earnings per share because the Company incurred a net loss (no comparative amount for the nine months ended September 30, 2025).
•For the nine months ended September 30, 2026 and 2025, less than 0.1 million (less than 0.1 million for the third quarters of 2026 and 2025), stock options were anti-dilutive and have been excluded from the computation of diluted (loss) earnings per share because their exercise price was greater than the average market price of our common stock.
•For the nine months ended September 30, 2026 and 2025, 0.1 million (0.2 million for the third quarters of 2026 and 2025, respectively), stock options, restricted shares and RSUs, which begin to vest upon the achievement of certain market criteria related to our common stock price, performance criteria and a total shareholder return compared to the market benchmark, have been excluded from the computation of diluted (loss) earnings per share because the achievement levels have not yet been met.
In addition to the above, for the nine months ended September 30, 2026 and 2025, all Stakeholder Warrants were anti-dilutive and have been excluded from the computation of diluted loss per share because their exercise price was greater than the average market price of our common stock.
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
Altisource recorded a $7.5 million loss for the year ended December 31, 2025 reflecting the settlement and associated defense costs. In March 2026, the Company paid $5 million to Plaintiffs, representing Altisource’s portion of the settlement. In March 2026, the Company received $5 million from one of its insurance providers related to the Litigation, subject to a reservation of rights. The Company is seeking to recover the remaining loss pursuant to applicable insurance, subject to the terms and conditions of the applicable insurance policies. Since an estimated portion of the funds received from an insurance provider are subject to a reservation of rights and the recovery of the remaining loss is not certain, no gain from insurance recoveries on the estimated portion that is subject to a reservation of rights has been recorded.
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
Onity Related Matters
As discussed in Note 2, during the nine months ended September 30, 2026, Onity was our largest customer, accounting for 30% of our total revenue (24% of our revenue for the third quarter of 2026). Additionally, 4% of our revenue for the nine months ended September 30, 2026 (3% of our revenue for the third quarter of 2026) was earned on the loan portfolios serviced by Onity, when a party other than Onity or the MSR owner selected Altisource as the service provider.
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
Onity previously disclosed that Rithm was one of its largest servicing clients. However, Onity disclosed that Rithm did not renew its subservicing agreements with Onity effective January 31, 2026 and, as a result, Onity began transferring servicing to Rithm’s own servicing platform in the first quarter of 2026. Onity also disclosed that the transfer of $6.8 billion unpaid principal balance (“UPB”) of Rithm MSRs and rights to MSRs is subject to the receipt of necessary consents from trustees and others, the timing and success of which are uncertain. As of June 30, 2026, Onity reported that Rithm MSRs and rights to MSRs (the “Subject MSRs”) represented $8.0 billion of Onity’s servicing and subservicing portfolio, or approximately 2% of loans serviced and subserviced by Onity (measured in UPB) and approximately 17% of all delinquent loans that Onity services (measured in UPB). Onity disclosed that they do not expect consents to be received with respect to approximately $3.4 billion of the remaining Subject MSRs.
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
Leases
We lease certain premises and equipment, primarily consisting of office space. Certain of our leases include options to renew at our discretion or terminate leases early, and these options are considered in our determination of the expected lease term. Certain of our lease agreements include rental payments adjusted periodically for inflation. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. We sublease certain office space to third parties. Sublease income was $0.1 million and $0.2 million for the nine months ended September 30, 2026 and 2025, respectively (less than $0.1 million for each of the third quarter of 2026 and 2025, respectively). The amortization periods of right-of-use assets are generally limited by the expected lease term. Our leases generally have expected lease terms at adoption of one to six years.
Information about our lease terms and our discount rate assumption were as follows as of September 30:

	2026	2025

Weighted average remaining lease term (in years)	2.13	1.41
Weighted average discount rate	8.76%	8.17%
Our lease activity during the periods was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025

Operating lease costs:
Selling, general and administrative expense	$127	$400	$940	$1,194

Cash used in operating activities for amounts included in the measurement of lease liabilities	$126	$418	$963	$1,237
Short-term (twelve months or less) lease costs	26	23	73	71

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Maturities of our lease liabilities as of September 30, 2026 are as follows:

(in thousands)	Operating lease obligations

2026	$103
2027	303
2028	207
2029	64
Total lease payments	677
Less: interest	(72)

Present value of lease liabilities	$605
We have executed no standby letters of credit related to office leases that are secured by restricted cash balances.
Escrow and Other Balances
We hold customers’ assets in escrow and other accounts at various financial institutions pending completion of certain real estate activities and construction review activities. These amounts are held in escrow and other accounts for limited periods of time and are not included in the accompanying condensed consolidated balance sheets. Amounts held in escrow and other accounts were $36.9 million and $50.5 million as of September 30, 2026 and December 31, 2025, respectively.
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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)
Financial Information
Financial information for our segments is as follows:

	Three months ended September 30, 2026
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$37,770	$14,150	$—	$51,920
Cost of revenue	26,062	12,006	1,728	39,796
Gross profit (loss)	11,708	2,144	(1,728)	12,124
Selling, general and administrative expenses	2,624	1,993	6,743	11,360
Income (loss) from operations	9,084	151	(8,471)	764

Other income (expense), net:
Interest expense	(1)	(7)	(2,149)	(2,157)
Gain on early extinguishment of debt	—	—	312	312
Other, net	89	—	(1)	88
Total other income (expense), net	88	(7)	(1,838)	(1,757)

Income (loss) before income taxes and non-controlling interests	$9,172	$144	$(10,309)	$(993)

	Three months ended September 30, 2025
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$33,242	$8,666	$—	$41,908
Cost of revenue	21,977	6,984	1,600	30,561
Gross profit (loss)	11,265	1,682	(1,600)	11,347
Selling, general and administrative expenses	2,344	2,040	6,442	10,826
Income (loss) from operations	8,921	(358)	(8,042)	521

Other income (expense), net:
Interest expense	(30)	—	(2,338)	(2,368)
Debt amendment costs	—	—	(194)	(194)
Other, net	83	—	293	376
Total other income (expense), net	53	—	(2,239)	(2,186)

Income (loss) before income taxes and non-controlling interests	$8,974	$(358)	$(10,281)	$(1,665)

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
Notes to Condensed Consolidated Financial Statements (Continued)

	Nine months ended September 30, 2026
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$107,572	$42,595	$—	$150,167
Cost of revenue	70,893	36,206	5,013	112,112
Gross profit (loss)	36,679	6,389	(5,013)	38,055
Selling, general and administrative expenses	6,673	5,745	22,017	34,435
Income (loss) from operations	30,006	644	(27,030)	3,620

Other income (expense), net:
Interest expense	(2)	(21)	(6,372)	(6,395)
Gain on early extinguishment of debt	—	—	1,008	1,008
Other, net	470	—	617	1,087
Total other income (expense), net	468	(21)	(4,747)	(4,300)

Income (loss) before income taxes and non-controlling interests	$30,474	$623	$(31,777)	$(680)

	Nine months ended September 30, 2025
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue	$102,597	$26,038	$—	$128,635
Cost of revenue	65,724	20,453	4,759	90,936
Gross profit (loss)	36,873	5,585	(4,759)	37,699
Selling, general and administrative expenses	5,707	5,463	19,532	30,702
Income (loss) from operations	31,166	122	(24,291)	6,997

Other income (expense), net:
Interest expense	(97)	—	(9,824)	(9,921)
Debt amendment costs	—	—	(3,646)	(3,646)
Other, net	105	—	458	563
Total other income (expense), net	8	—	(13,012)	(13,004)

Income (loss) before income taxes and non-controlling interests	$31,174	$122	$(37,303)	$(6,007)

Total Assets
Total assets for our segments are as follows:

(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Total assets:
September 30, 2026	$59,334	$44,737	$32,642	$136,713
December 31, 2025	56,545	47,271	35,985	139,801

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
Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the risks discussed in the Risk Factors section of our Form 10-K for the year ended December 31, 2025, in Part II, Item 1A of our Form 10-Q for the quarter ended June 30, 2026 and in Part II, Item 1A of this Form 10-Q, such as:
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
Default Related Mortgage Market
Serious delinquency rates, foreclosure initiations and foreclosure sales are low relative to historical levels but increased during the eight months ended August 31, 2026 relative to the same period in 2025. Additionally, foreclosure initiations and sales as a percentage of seriously delinquent loans for 2020 through 2025 are significantly lower than prior years. During 2020 and 2021, these percentages were significantly impacted by COVID-19 borrower relief measures, including foreclosure moratoriums and forbearance programs. These measures largely expired at the end of 2021. Beginning in 2022, we believe these percentages were impacted by servicer practices, home price appreciation, the interest rate environment, housing supply, the general state of the economy, and other factors. In 2021 and 2022, a low interest rate environment drove a high volume of refinance transactions and home prices appreciated significantly. Although interest rates began to increase in 2022, home prices remained high. With greater home equity from home price appreciation, we believe troubled borrowers have more options to avoid foreclosure. Foreclosure initiations and sales increased during the eight months ended August 31, 2026 compared to the same period in 2025. However, both measures remain below pre-pandemic levels.
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
During 2025 and the nine months ended September 30, 2026, to address the close to historically low delinquency rates, we worked to (1) reduce our cost structure, (2) maintain the infrastructure to deliver default related services for our customer base and support the anticipated increase in demand should delinquency rates, foreclosure initiations and/or foreclosure sales rise, and (3) launch new solutions and increase customer adoption of our existing solutions to accelerate the growth of our Origination segment.
Share Repurchase Program
On May 16, 2023, our shareholders approved the renewal and amendment of the share repurchase program previously approved by our shareholders on May 15, 2018. Under the program, we are authorized to purchase up to 0.4 million shares of our common stock, based on a limit of 15% of the outstanding shares of common stock on the date of approval, at a minimum price of $8.00 per share and a maximum price of $200.00 per share, until May 16, 2028. As of September 30, 2026, approximately 0.4 million shares of common stock remain available for repurchase under the program. In connection with the elimination of fractional shares resulting from the Share Consolidation, the Company purchased 204 shares of common stock during the year ended December 31, 2025 (no comparative amount for the nine months ended September 30, 2026). There were no other purchases of shares of common stock during the nine months ended September 30, 2026 and 2025. Under the New Facility (as defined below) and the super senior credit facility (the “Super Senior Facility”), we are not permitted to repurchase shares except for limited circumstances.
Onity Related Matters
During the nine months ended September 30, 2026, Onity was our largest customer, accounting for 30% of our total revenue (24% of our revenue for the third quarter of 2026). Additionally, 4% of our revenue for the nine months ended September 30, 2026 (3% of our revenue for the third quarter of 2026) was earned on the loan portfolios serviced by Onity, when a party other than Onity or the mortgage servicing rights (“MSRs”) owner selected Altisource as the service provider.
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
Onity previously disclosed that Rithm was one of its largest servicing clients. However, Onity disclosed that Rithm did not renew its subservicing agreements with Onity effective January 31, 2026 and, as a result, Onity began transferring servicing to Rithm’s own servicing platform in the first quarter of 2026. Onity also disclosed that the transfer of $6.8 billion unpaid principal balance (“UPB”) of Rithm MSRs and rights to MSRs is subject to the receipt of necessary consents from trustees and others, the timing and success of which are uncertain. As of June 30, 2026, Onity reported that Rithm MSRs and rights to MSRs (the “Subject MSRs”) represented $8.0 billion of Onity’s servicing and subservicing portfolio, or approximately 2% of loans serviced and subserviced by Onity (measured in UPB) and approximately 17% of all delinquent loans that Onity services (measured in UPB). Onity disclosed that they do not expect consents to be received with respect to approximately $3.4 billion of the remaining Subject MSRs.
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
During the nine months ended September 30, 2026, we repurchased $2.9 million of debt under the New Facility at a discount of 23.7%, recognizing a net gain of $1.0 million on the early extinguishment of debt (second and third quarter 2026 repurchases of $2.0 million and $0.9 million, respectively, both at a discount of 23.7%). This net gain is included in Other income (expense), net, in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. For further information, see Note 10 to the condensed consolidated financial statements.

Factors Affecting Comparability
The following items impact the comparability of our results:
•Industrywide foreclosure initiations were 20% higher for the eight months ended August 31, 2026 compared to the same period in 2025 (although still 6% lower than the same pre-COVID-19 period in 2019)
•Industrywide foreclosure sales were 17% higher for the eight months ended August 31, 2026 compared to the same period in 2025 (although still 40% lower than the same pre-COVID-19 period in 2019)
•Industrywide mortgage origination unit volume increased by 14% for the nine months September 30, 2026 compared to the same period in 2025, comprised of a less than 1% decrease in purchase origination and a 56% increase in refinancing origination
•The weighted average interest rate on the Company’s long-term debt was 7.41% for the nine months ended September 30, 2026 compared to 8.23% for the same period in 2025
•The Company recognized $3.6 million of expenses related to the Debt Exchange Transaction for the nine months ended September 30, 2025 (no comparable amount for the nine months ended September 30, 2026)
•The Company recognized a $1.0 million gain on early extinguishment of debt for the nine months ended September 30, 2026 from second and third quarter 2026 repurchases of $2.0 million and $0.9 million, respectively, of debt under the New Facility, both at a discount of 23.7% (no comparable amount for the nine months ended September 30, 2025)
•The Company recognized an income tax (provision) benefit of $(1.8) million and $15.1 million for the nine months ended September 30, 2026 and 2025, respectively. The income tax provision for the three and nine months ended September 30, 2026 and the three months ended September 30, 2025 was driven by income tax expense on transfer pricing income from India and the United States, no tax benefit on the pretax loss from our Luxembourg operating company, and uncertain tax positions. The income tax benefit for the nine months ended September 30, 2025 was driven primarily by the reversal of liabilities for uncertain tax positions, partially offset by income tax expense on transfer pricing income from India and the United States and no tax benefit on the pretax loss from our Luxembourg operating company.

CONSOLIDATED RESULTS OF OPERATIONS
Summary Results
The following is a discussion of our consolidated results of operations for the periods indicated. For a more detailed discussion of the factors that affected the results of our business segments in these periods, see “Segment Results of Operations” below.
The following table sets forth information on our consolidated results of operations:

	Three months ended September 30,			Nine months ended September 30,
(in thousands, except per share data)	2026	2025	% Increase (decrease)	2026	2025	% Increase (decrease)

Service revenue:
Servicer and Real Estate	$35,826	$31,175	15	$101,578	$95,992	6
Origination	14,021	8,491	65	42,088	25,356	66
Total service revenue	49,847	39,666	26	143,666	121,348	18
Reimbursable expenses	2,073	2,171	(5)	6,350	7,067	(10)
Non-controlling interests	—	71	(100)	151	220	(31)
Total revenue	51,920	41,908	24	150,167	128,635	17
Cost of revenue	39,796	30,561	30	112,112	90,936	23
Gross profit	12,124	11,347	7	38,055	37,699	1
Selling, general and administrative expenses	11,360	10,826	5	34,435	30,702	12
Income from operations	764	521	47	3,620	6,997	(48)
Other income (expense), net:
Interest expense	(2,157)	(2,368)	(9)	(6,395)	(9,921)	(36)
Gain on early extinguishment of debt	312	—	N/M	1,008	—	N/M
Debt exchange transaction expenses	—	(194)	100	—	(3,646)	100
Other income (expense), net	88	376	(77)	1,087	563	93
Total other income (expense), net	(1,757)	(2,186)	(20)	(4,300)	(13,004)	(67)

Loss before income taxes and non-controlling interests	(993)	(1,665)	40	(680)	(6,007)	89
Income tax (provision) benefit	(406)	(660)	38	(1,765)	15,069	(112)

Net (loss) income	(1,399)	(2,325)	40	(2,445)	9,062	(127)
Net income attributable to non-controlling interests	—	(71)	100	(151)	(220)	31

Net (loss) income attributable to Altisource	$(1,399)	$(2,396)	42	$(2,596)	$8,842	(129)

Margins:
Gross profit / service revenue	24%	29%		26%	31%
Income from operations / service revenue	2%	1%		3%	6%

(Loss) earnings per share:
Basic	$(0.12)	$(0.22)	45	$(0.23)	$0.91	(125)
Diluted	$(0.12)	$(0.22)	45	$(0.23)	$0.81	(128)

Weighted average shares outstanding:
Basic	11,422	10,988	4	11,294	9,755	16
Diluted	11,422	10,988	4	11,294	10,890	4

Revenue
We recognized service revenue of $143.7 million for the nine months ended September 30, 2026, an 18% increase compared to the nine months ended September 30, 2025 ($49.8 million for the third quarter of 2026, a 26% increase compared to the third quarter of 2025). The increase in service revenue for the three and nine months ended September 30, 2026 was driven by Service revenue growth in both business segments. The Origination segment increased by 65% and 66%, respectively, primarily from sales wins. The Origination segment growth outpaced the overall origination market which decreased by 6% for the three months ended September 30, 2026 and increased by 14% for the nine months ended September 30, 2026 compared to the same periods in 2025. Service revenue in the Servicer and Real Estate segment increased by 15% and 6% for the three and nine months ended September 30, 2026, respectively, primarily from sales wins, partially offset by lower revenue from Rithm and Onity from Rithm’s termination of its subservicing agreement with Onity and the wind down of the Rithm Cooperative Brokerage Agreement.
We recognized reimbursable expenses revenue of $6.4 million for the nine months ended September 30, 2026, a 10% decrease compared to the nine months ended September 30, 2025 ($2.1 million for the third quarter of 2026, a 5% decrease compared to the third quarter of 2025). The decrease in reimbursable expenses for the three and nine months ended September 30, 2026 was primarily driven by fewer asset resolution and asset management activities in Marketplace within the Servicer and Real Estate segment, reflecting the wind down of the Rithm Cooperative Brokerage Agreement.
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
Cost of revenue consists of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2026	2025	% Increase (decrease)	2026	2025	% Increase (decrease)

Outside fees and services	$25,333	$17,261	47	$70,769	$51,757	37
Compensation and benefits	8,843	8,112	9	25,027	22,971	9
Technology and telecommunications	3,497	2,945	19	9,821	8,830	11
Reimbursable expenses	2,073	2,171	(5)	6,350	7,067	(10)
Depreciation and amortization	50	72	(31)	145	311	(53)

Cost of revenue	$39,796	$30,561	30	$112,112	$90,936	23
We recognized cost of revenue of $112.1 million for the nine months ended September 30, 2026, a 23% increase compared to the nine months ended September 30, 2025 ($39.8 million for the third quarter of 2026, a 30% increase compared to the third quarter of 2025). The increase in cost of revenue for the three and nine months ended September 30, 2026 was primarily driven by higher outside fees and services and higher compensation and benefits. The increase in outside fees and services was driven by service revenue growth. The increase in compensation and benefits was driven by actual and planned revenue growth in the Origination segment.
Gross profit increased to $38.1 million, representing 26% of service revenue, for the nine months ended September 30, 2026 compared to $37.7 million, representing 31% of service revenue, for the nine months ended September 30, 2025 (increased to $12.1 million, representing 24% of service revenue, for the third quarter of 2026, compared to $11.3 million, representing 29% of service revenue, for the third quarter of 2025). Gross profit as a percentage of service revenue for the three and nine months ended September 30, 2026 decreased compared to the three and nine months ended September 30, 2025 from continued investment in new customer implementations and future growth and product mix within certain businesses. Our margins can vary substantially depending upon the service revenue mix.

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
SG&A expenses consist of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2026	2025	% Increase (decrease)	2026	2025	% Increase (decrease)

Compensation and benefits	$5,552	$5,206	7	$17,072	$15,111	13
Professional services	1,566	1,581	(1)	4,405	4,009	10
Amortization of intangible assets	1,368	1,270	8	4,215	3,810	11
Occupancy related costs	612	875	(30)	2,550	2,541	—
Marketing costs	627	593	6	1,748	1,719	2
Depreciation and amortization	38	8	N/M	57	132	(57)
Other	1,597	1,293	24	4,388	3,380	30

Selling, general and administrative expenses	$11,360	$10,826	5	$34,435	$30,702	12
SG&A expenses for the nine months ended September 30, 2026 of $34.4 million increased by 12% compared to the nine months ended September 30, 2025 ($11.4 million for the third quarter of 2026, a 5% increase compared to the third quarter of 2025). The increase in SG&A for the three and nine months ended September 30, 2026 was primarily driven by higher compensation and benefits and other SG&A. Compensation and benefits increased due to severance costs related to cost reductions in the Corporate and Others segment and costs to support revenue growth in certain of our businesses. Other SG&A increased from higher travel costs to support revenue growth, non-income-based tax expense and bad debt expense. The increase for the nine months ended September 30, 2026 was also driven by higher professional services due to a lower net benefit driven by a second quarter 2025 settlement benefit received related to a legacy matter, partially offset by a second quarter 2026 favorable adjustment to a previously recorded litigation settlement loss.
Income from operations
Income from operations for the nine months ended September 30, 2026 was $3.6 million, representing 3% of service revenue, compared to $7.0 million, representing 6% of service revenue, for the nine months ended September 30, 2025 (increased to $0.8 million, representing 2% of service revenue, for the third quarter of 2026, compared to $0.5 million, representing 1% of service revenue for the third quarter of 2025). Income from operations as a percentage of service revenue declined for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily from lower gross profit as a percentage of service revenue. Income from operations as a percentage of service revenue increased for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 because revenue grew at a greater rate than SG&A, partially offset by lower gross profit as a percentage of service revenue.
Other Income (Expense), net
Other income (expense), net principally includes interest expense and other non-operating gains and losses.
Other income (expense), net was $(4.3) million for the nine months ended September 30, 2026 compared to $(13.0) million for the nine months ended September 30, 2025 ($(1.8) million and $(2.2) million for the third quarters of 2026 and 2025, respectively). The change for the three and nine months ended September 30, 2026 was primarily driven by lower interest expense, no Debt Exchange Transaction expenses in 2026, and gains on early extinguishment of debt in 2026 (no comparable amount in 2025). The lower interest expense was driven by the decrease in outstanding debt and a lower interest rate from the Debt Exchange Transaction. The $1.0 million gain on early extinguishment of debt for the nine months ended September 30, 2026 was from second and third quarter 2026 repurchases of $2.0 million and $0.9 million, respectively, of debt under the New Facility, both at a discount of 23.7%.

Income Tax Provision
We recognized an income tax (provision) benefit of $(1.8) million and $15.1 million for the nine months ended September 30, 2026 and 2025, respectively ($(0.4) million and $(0.7) million for the third quarters of 2026 and 2025, respectively). The income tax (provision) benefit for the three and nine months ended September 30, 2026 and the three months ended September 30, 2025 was driven by income tax expense on transfer pricing income from India and the United States, no tax benefit on the pretax loss from our Luxembourg operating company, and uncertain tax positions. The income tax benefit for the nine months ended September 30, 2025 was driven primarily by the reversal of liabilities for uncertain tax positions, partially offset by income tax expense on transfer pricing income from India and the United States and no tax benefit on the pretax loss from our Luxembourg operating company.

SEGMENT RESULTS OF OPERATIONS
The following section provides a discussion of pretax results of operations of our business segments. Transactions between segments are accounted for as third party arrangements for purposes of presenting segment results of operations.
Financial information for our segments was as follows:

	Three months ended September 30, 2026
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$35,826	$14,021	$—	$49,847
Reimbursable expenses	1,944	129	—	2,073
Non-controlling interests	—	—	—	—
	37,770	14,150	—	51,920
Cost of revenue	26,062	12,006	1,728	39,796
Gross profit	11,708	2,144	(1,728)	12,124
Selling, general and administrative expenses	2,624	1,993	6,743	11,360
Income (loss) from operations	9,084	151	(8,471)	764
Total other income (expense), net	88	(7)	(1,838)	(1,757)

Income (loss) before income taxes and non-controlling interests	$9,172	$144	$(10,309)	$(993)

Margins:
Gross profit / service revenue	33%	15%	N/M	24%
Income (loss) from operations / service revenue	25%	1%	N/M	2%
_____________________________________
N/M — not meaningful.

	Three months ended September 30, 2025
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$31,175	$8,491	$—	$39,666
Reimbursable expenses	2,067	104	—	2,171
Non-controlling interests	—	71	—	71
	33,242	8,666	—	41,908
Cost of revenue	21,977	6,984	1,600	30,561
Gross profit	11,265	1,682	(1,600)	11,347
Selling, general and administrative expenses	2,344	2,040	6,442	10,826
Income (loss) from operations	8,921	(358)	(8,042)	521
Total other income (expense), net	53	—	(2,239)	(2,186)

Income (loss) before income taxes and non-controlling interests	$8,974	$(358)	$(10,281)	$(1,665)

Margins:
Gross profit / service revenue	36%	20%	N/M	29%
Income (loss) from operations / service revenue	29%	(4)%	N/M	1%
_____________________________________
N/M — not meaningful.

	Nine months ended September 30, 2026
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$101,578	$42,088	$—	$143,666
Reimbursable expenses	5,994	356	—	6,350
Non-controlling interests	—	151	—	151
	107,572	42,595	—	150,167
Cost of revenue	70,893	36,206	5,013	112,112
Gross profit (loss)	36,679	6,389	(5,013)	38,055
Selling, general and administrative expenses	6,673	5,745	22,017	34,435
Income (loss) from operations	30,006	644	(27,030)	3,620
Total other income (expense), net	468	(21)	(4,747)	(4,300)

Income (loss) before income taxes and non-controlling interests	$30,474	$623	$(31,777)	$(680)

Margins:
Gross profit (loss) / service revenue	36%	15%	N/M	26%
Income (loss) from operations / service revenue	30%	2%	N/M	3%
_____________________________________
N/M — not meaningful.

	Nine months ended September 30, 2025
(in thousands)	Servicer and Real Estate	Origination	Corporate and Others	Consolidated Altisource

Revenue
Service revenue	$95,992	$25,356	$—	$121,348
Reimbursable expenses	6,605	462	—	7,067
Non-controlling interests	—	220	—	220
	102,597	26,038	—	128,635
Cost of revenue	65,724	20,453	4,759	90,936
Gross profit (loss)	36,873	5,585	(4,759)	37,699
Selling, general and administrative expenses	5,707	5,463	19,532	30,702
Income (loss) from operations	31,166	122	(24,291)	6,997
Total other income (expense), net	8	—	(13,012)	(13,004)

Income (loss) before income taxes and non-controlling interests	$31,174	$122	$(37,303)	$(6,007)

Margins:
Gross profit (loss) / service revenue	38%	22%	N/M	31%
Income (loss) from operations / service revenue	32%	—%	N/M	6%
_____________________________________
N/M — not meaningful.

Servicer and Real Estate
Revenue
Revenue by line of business was as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2026	2025	% Increase (decrease)	2026	2025	% Increase (decrease)

Service revenue:
Solutions	$26,348	$23,186	14	$73,710	$70,300	5
Marketplace	7,340	5,691	29	21,345	18,708	14
Technology and SaaS Products	2,138	2,298	(7)	6,523	6,984	(7)
Total service revenue	35,826	31,175	15	101,578	95,992	6

Reimbursable expenses:
Solutions	1,456	1,159	26	3,832	3,454	11
Marketplace	488	908	(46)	2,162	3,151	(31)
Total reimbursable expenses	1,944	2,067	(6)	5,994	6,605	(9)
Total revenue	$37,770	$33,242	14	$107,572	$102,597	5
We recognized service revenue of $101.6 million for the nine months ended September 30, 2026, a 6% increase compared to the nine months ended September 30, 2025 ($35.8 million for the third quarter of 2026, a 15% increase compared to the third quarter of 2025). We also recognized reimbursable expenses revenue of $6.0 million for the nine months ended September 30, 2026, a 9% decrease compared to the nine months ended September 30, 2025 ($1.9 million for the third quarter of 2026, a 6% decrease compared to the third quarter of 2025). The increase in service revenue for the three and nine months ended September 30, 2026 was driven by sales wins in the Title and Foreclosure Trustee businesses within Solutions and the Hubzu business within Marketplace, partially offset by lower service revenue in the Valuation business within Solutions. The decrease in reimbursable expenses revenue for the three and nine months ended September 30, 2026 was driven by fewer asset resolution and asset management activities in the Hubzu business within Marketplace, reflecting the transfer of certain Hubzu REO to Rithm.
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
Cost of Revenue and Gross Profit
Cost of revenue consisted of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2026	2025	% Increase (decrease)	2026	2025	% Increase (decrease)

Outside fees and services	$15,505	$11,686	33	$39,938	$35,575	12
Compensation and benefits	6,194	6,276	(1)	18,234	17,623	3
Reimbursable expenses	1,944	2,067	(6)	5,994	6,605	(9)
Technology and telecommunications	2,371	1,898	25	6,590	5,724	15
Depreciation and amortization	48	50	(4)	137	197	(30)

Cost of revenue	$26,062	$21,977	19	$70,893	$65,724	8
Cost of revenue for the nine months ended September 30, 2026 of $70.9 million increased by 8% compared to the nine months ended September 30, 2025 ($26.1 million for the third quarter of 2026, a 19% increase compared to the third quarter of 2025). The increase in cost of revenue for the three and nine months ended September 30, 2026 was primarily driven by higher outside fees and services and technology and telecommunications costs, from service revenue growth in the Foreclosure Trustee and Title businesses within Solutions and the Hubzu business within Marketplace.

Gross profit decreased less than 1% to $36.7 million, representing 36% of service revenue, for the nine months ended September 30, 2026 compared to $36.9 million, representing 38% of service revenue, for the nine months ended September 30, 2025 (increased 4% to $11.7 million, representing 33% of service revenue, for the third quarter of 2026, compared to $11.3 million, representing 36% of service revenue, for the third quarter of 2025). Gross profit as a percentage of service revenue for the three and nine months ended September 30, 2026 decreased primarily from continued investment in new customer implementations and future growth and a change in product mix in certain businesses.
Selling, General and Administrative Expenses
SG&A expenses consisted of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2026	2025	% Increase (decrease)	2026	2025	% Increase (decrease)

Professional services	$372	$421	(12)	$277	$180	54
Amortization of intangible assets	683	740	(8)	2,163	2,220	(3)
Compensation and benefits	647	491	32	1,755	1,445	21
Marketing costs	424	278	53	1,107	960	15
Occupancy related costs	170	108	57	376	323	16
Depreciation and amortization	—	—	—	—	1	(100)
Other	328	306	7	995	578	72

Selling, general and administrative expenses	$2,624	$2,344	12	$6,673	$5,707	17
SG&A for the nine months ended September 30, 2026 of $6.7 million increased by 17% compared to the nine months ended September 30, 2025 ($2.6 million for the third quarter of 2026, a 12% increase compared to the third quarter of 2025). The increase in SG&A for the three and nine months ended September 30, 2026 was primarily due to higher compensation and benefits to support revenue growth and higher marketing costs in Marketplace to support Hubzu’s growing inventory. The increase for the nine months ended September 30, 2026 was also due to higher bad debt expense and travel costs to support revenue growth.
Income from operations
Income from operations decreased 4% to $30.0 million, representing 30% of service revenue, for the nine months ended September 30, 2026 compared to $31.2 million, representing 32% of service revenue, for the nine months ended September 30, 2025 (increased 2% to $9.1 million, representing 25% of service revenue, for the third quarter of 2026, compared to $8.9 million, representing 29% of service revenue, for the third quarter of 2025). Operating income as a percentage of service revenue for the three and nine months ended September 30, 2026 decreased as a result of lower gross profit margins.

Origination
Revenue
Revenue by business unit was as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2026	2025	% Increase (decrease)	2026	2025	% Increase (decrease)

Service revenue:
Lenders One	$12,145	$6,781	79	$37,021	$20,008	85
Solutions	1,669	1,547	8	4,450	4,808	(7)
Technology and SaaS Products	207	163	27	617	540	14
Total service revenue	14,021	8,491	65	42,088	25,356	66

Reimbursable expenses:
Solutions	129	104	24	356	462	(23)
Total reimbursable expenses	129	104	24	356	462	(23)

Non-controlling interests	—	71	(100)	151	220	(31)

Total revenue	$14,150	$8,666	63	$42,595	$26,038	64
We recognized service revenue of $42.1 million for the nine months ended September 30, 2026, a 66% increase compared to the nine months ended September 30, 2025 ($14.0 million for the third quarter of 2026, a 65% increase compared to the third quarter of 2025). We also recognized reimbursable expenses revenue of $0.4 million for the nine months ended September 30, 2026, a 23% decrease compared to the nine months ended September 30, 2025 ($0.1 million for the third quarter of 2026, a 24% increase compared to the third quarter of 2025). The increase in service revenue for the three and nine months ended September 30, 2026 was primarily driven by sales wins in Lenders One. The nine months ended September 30, 2026 increase was partially offset by lower volumes for loan fulfillment services within Solutions. Service revenue growth outpaced the overall origination market which decreased by 6% for the three months ended September 30, 2026 and increased by 14% for the nine months ended September 30, 2026 compared to the same periods in 2025.
Cost of revenue consisted of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2026	2025	% Increase (decrease)	2026	2025	% Increase (decrease)

Outside fees and services	$9,828	$5,575	76	$30,831	$16,182	91
Compensation and benefits	1,873	1,107	69	4,516	3,218	40
Technology and telecommunications	174	196	(11)	495	583	(15)
Reimbursable expenses	129	104	24	356	462	(23)
Depreciation and amortization	2	2	—	8	8	—

Cost of revenue	$12,006	$6,984	72	$36,206	$20,453	77
Cost of revenue for the nine months ended September 30, 2026 of $36.2 million increased by 77% compared to the nine months ended September 30, 2025 ($12.0 million for the third quarter of 2026, a 72% increase compared to the third quarter of 2025). The increase in cost of revenue for the three and nine months ended September 30, 2026 was primarily driven by higher outside fees and services from growth in the reseller products in Lenders One and higher compensation and benefits to support revenue growth.
Gross profit increased 14% to $6.4 million, representing 15% of service revenue, for the nine months ended September 30, 2026 compared to $5.6 million, representing 22% of service revenue, for the nine months ended September 30, 2025 (increased 28% to $2.1 million, representing 15% of service revenue, for the third quarter of 2026, compared to $1.7 million, representing 20% of service revenue for the third quarter of 2025). Gross profit as a percentage of service revenue for the three and nine months ended September 30, 2026 decreased compared to the three and nine months ended September 30, 2025 from revenue mix changes and continued investment in new customer implementations and future growth.
Selling, General and Administrative Expenses
SG&A expenses consisted of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2026	2025	% Increase (decrease)	2026	2025	% Increase (decrease)

Amortization of intangible assets	$685	$530	29	$2,052	$1,590	29
Compensation and benefits	576	574	—	1,871	1,569	19
Professional services	61	399	(85)	301	943	(68)
Marketing costs	202	315	(36)	637	759	(16)
Occupancy related costs	58	46	26	165	148	11
Depreciation and amortization	—	1	(100)	—	1	(100)
Other	411	175	135	719	453	59

Selling, general and administrative expenses	$1,993	$2,040	(2)	$5,745	$5,463	5
SG&A for the nine months ended September 30, 2026 of $5.7 million increased by 5% compared to the nine months ended September 30, 2025 ($2.0 million for the third quarter of 2026, a 2% decrease compared to the third quarter of 2025). The increase in SG&A for the nine months ended September 30, 2026 was primarily due to higher amortization of intangible assets and compensation and benefits, partially offset by lower professional services costs. Amortization of intangible assets increased due to the addition of Lenders One intangible assets in the fourth quarter of 2025. Compensation and benefits increased primarily to support revenue growth in the Origination segment. The decrease in SG&A for the three months ended September 30, 2026 was primarily due to lower professional services costs. Professional services decreased primarily due to lower legal-related costs for both the three and nine months ended September 30, 2026.
Income from operations
Income from operations increased to $0.6 million, representing 2% of service revenue for the nine months ended September 30, 2026 compared to $0.1 million, representing less than 1% of service revenue, for the nine months ended September 30, 2025 (increased to $0.2 million, representing 1% of service revenue for the third quarter of 2026, compared to $(0.4) million, representing (4)% of service revenue for the third quarter of 2025). Income from operations as a percentage of service revenue for the three and nine months ended September 30, 2026 increased compared to the three and nine months ended September 30, 2025 primarily due to lower SG&A expenses as a percentage of service revenue, partially offset by the decline in gross profit margins.
Corporate and Others
Cost of Revenue
Cost of revenue consisted of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2026	2025	% Increase (decrease)	2026	2025	% Increase (decrease)

Technology and telecommunications	$952	$851	12	$2,736	$2,523	8
Compensation and benefits	776	729	6	2,277	2,130	7
Depreciation and amortization	—	20	(100)	—	106	(100)

Cost of revenue	$1,728	$1,600	8	$5,013	$4,759	5
Cost of revenue for the nine months ended September 30, 2026 of $5.0 million increased by 5% compared to the nine months ended September 30, 2025 ($1.7 million for the third quarter of 2026, an 8% increase compared to the third quarter of 2025). The increase in cost of revenue for the three and nine months ended September 30, 2026 was primarily driven by investments in technology initiatives and higher compensation and benefits, partially offset by lower depreciation and amortization from the completion of the depreciation periods for certain premises and equipment.
Selling, General and Administrative Expenses
SG&A in Corporate and Others include costs related to the corporate functions including executive, finance, technology, law, compliance, human resources, vendor management, facilities, risk management and eliminations between reportable segments.
SG&A expenses consisted of the following:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2026	2025	% Increase (decrease)	2026	2025	% Increase (decrease)

Compensation and benefits	$4,329	$4,141	5	$13,446	$12,097	11
Professional services	1,133	761	49	3,827	2,886	33
Occupancy related costs	384	721	(47)	2,009	2,070	(3)
Depreciation and amortization	38	7	443	57	130	(56)
Marketing costs	1	—	N/M	4	—	N/M
Other	858	812	6	2,674	2,349	14

Selling, general and administrative expenses	$6,743	$6,442	5	$22,017	$19,532	13
SG&A for the nine months ended September 30, 2026 of $22.0 million increased by 13% compared to the nine months ended September 30, 2025 ($6.7 million for the third quarter of 2026, a 5% increase compared to the third quarter of 2025). The increase in SG&A for the three and nine months ended September 30, 2026 was primarily driven by higher compensation and benefits from severance costs related to cost reductions and higher professional services from higher accruals for legal matters. The increase for the three months ended September 30, 2026 was partially offset by lower occupancy related costs due to the termination of a lease in the third quarter of 2026.
Other Income (Expense), net
Other income (expense), net principally includes interest expense and other non-operating gains and losses.
Other income (expense), net was $(4.7) million for the nine months ended September 30, 2026 compared to $(13.0) million for the nine months ended September 30, 2025 ($(1.8) million and $(2.2) million for the third quarters of 2026 and 2025, respectively). The change for the three and nine months ended September 30, 2026 was primarily driven by lower interest expense, no Debt Exchange Transaction expenses in 2026, and a gain on early extinguishment of debt in 2026 (no comparable amount in 2025). The lower interest expense was driven by the decrease in outstanding debt and a lower interest rate from the Debt Exchange Transaction. The $1.0 million gain on early extinguishment of debt for the nine months ended September 30, 2026 was from second and third quarter 2026 repurchases of $2.0 million and $0.9 million, respectively, of debt under the New Facility, both at a discount of 23.7%.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary source of liquidity has historically been cash flow from operations, cash proceeds from sales of businesses, cash proceeds from the sale of equity securities and cash on hand. However, primarily due to lower delinquency and foreclosure rates, and higher home equity, revenue has declined significantly compared to pre-pandemic levels, which has adversely affected operating results and cash flow from operations (although revenue grew in 2025 compared to 2024 and for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, respectively). Management has implemented initiatives intended to improve operating income and cash flow from operations, and if successful, these initiatives are expected to improve operating cash flow and strengthen liquidity.
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
As of September 30, 2026, there was no outstanding debt under the Revolving Loan Agreement.
Cash Flows
The following table presents our cash flows for the nine months ended September 30:

(in thousands)	2026	2025	% Increase (decrease)

Net cash provided by (used in) operating activities	$1,305	$(4,560)	129
Net cash used in investing activities	(939)	(299)	N/M
Net cash (used in) provided by financing activities	(4,396)	4,637	(195)
Net decrease in cash, cash equivalents and restricted cash	(4,030)	(222)	N/M
Cash, cash equivalents and restricted cash at the beginning of the period	30,493	32,700	(7)

Cash, cash equivalents and restricted cash at the end of the period	$26,463	$32,478	(19)
_____________________________________
N/M — not meaningful.
Cash Flows from Operating Activities
Cash flows from operating activities generally consist of the cash effects of transactions and events that enter into the determination of net (loss) income. For the nine months ended September 30, 2026, net cash provided by operating activities was $1.3 million compared to net cash used in operating activities of $(4.6) million for the nine months ended September 30, 2025. The increase in cash provided by operating activities was primarily driven by a $5.3 million improvement in net loss before income tax, as well as improvements in non-income tax working capital that were largely offset by non-cash debt related adjustments. Operating cash flows can be negatively impacted because of the nature of some of our services and the mix of services provided. Certain services are performed immediately following or shortly after the referral, but the collection of the receivable does not occur until a specific event occurs (e.g., the foreclosure is complete, the REO asset is sold, etc.). Furthermore, lower margin services generate lower income and cash flows from operations. Consequently, our cash flows from operations may be negatively impacted when comparing one period to another.
Cash Flows from Financing Activities
Net cash (used in) provided by financing activities was $(4.4) million and $4.6 million for the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026, we used $0.9 million to make scheduled repayments of the New Facility and Super Senior Facility ($0.3 million for the nine months ended September 30, 2025), and $2.2 million to repurchase $2.9 million, of our debt under the New Facility (no comparative amount for the nine months ended September 30, 2025). During the nine months ended September 30, 2025, in connection with the Debt Exchange Transaction, we received $11.3 million in proceeds from the Super Senior Credit Facility, net of original issuance discount and used $1.7 million for debt issuance costs (no comparative amounts for the nine months ended September 30, 2026). During the nine months ended September 30, 2026, we used $0.3 million related to equity issuance costs ($3.8 million for the nine months ended September 30, 2025). During the nine months ended September 30, 2026, we made payments of $0.9 million to satisfy employee tax withholding obligations on the vesting of restricted share units (“RSUs”) and restricted shares ($0.3 million for the nine months ended September 30, 2025). These payments were made to tax authorities, at the employees’ direction, to satisfy the employees’ tax obligations rather than issuing a portion of vested restricted share units and restricted shares to employees. In addition, we distributed $0.1 million for both the three and nine months ended September 30, 2026 and 2025, respectively, to non-controlling interests.
Future Uses of Cash
Our significant future liquidity obligations primarily pertain to amortization of the New Facility, amortization and maturity of the Super Senior Facility, interest expense under the New Facility and the Super Senior Facility, and operating lease payments on certain of our premises and equipment.
Significant future uses of cash include the following:

		Payments Due by Period
(in thousands)	Total	2026	2027-2028	2029-2030

New Facility (1)	$155,506	$275	$2,200	$153,031
Super Senior Facility (2)	12,297	31	250	12,016
Interest payments (3)	43,999	3,252	25,623	15,124
Lease payments	677	103	510	64

Total	$212,479	$3,661	$28,583	$180,235
______________________________________
(1)    $154.1 million of the New Facility matures on April 30, 2030 and $1.4 million of the New Facility matures on January 15, 2029.
(2)    The Super Senior Facility matures on February 19, 2029.
(3)    Estimated future interest payments for the New Facility and the Super Senior Facility based on the three-month Secured Overnight Financing Rate (“SOFR”) interest rate as of September 30, 2026.
We anticipate funding future liquidity requirements with a combination of existing cash balances, cash anticipated to be generated by operating activities and, to the extent exercised, proceeds from future exercises of Cash Exercise Stakeholder Warrants. For further information, see Note 10, Note 11 and Note 21 to the condensed consolidated financial statements.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of escrow and certain other account arrangements.
We hold customers’ assets in escrow and other accounts at various financial institutions pending completion of certain real estate and construction review activities. These amounts are held in escrow and other accounts for limited periods of time and are not included in the accompanying condensed consolidated balance sheets. Amounts held in escrow and other accounts were $36.9 million and $50.5 million as of September 30, 2026 and December 31, 2025, respectively.
Contractual Obligations, Commitments and Contingencies
For the nine months ended September 30, 2026, there were no significant changes to our contractual obligations from those identified in our Form 10-K for the fiscal year ended December 31, 2025 and this Form 10-Q, other than those that occur in the normal course of business. See Note 21 to the condensed consolidated financial statements.
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
Our critical accounting policies are described in the MD&A section of our Form 10-K for the year ended December 31, 2025 filed with the SEC on March 4, 2026. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2026.
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
Interest Rate Risk
Under the terms of the New Facility, the interest rate charged on each of the New Debt and the Super Senior Facility is SOFR plus 6.50% (with a 3.50% SOFR floor). Based on the terms of the New Facility and the Super Senior Facility, a one percentage point increase in SOFR would increase our annual interest expense by approximately $1.2 million, and there would be a $0.4 million decrease in our annual interest expense if there was a one percentage point decrease in SOFR.
Currency Exchange Risk
We are exposed to currency risk from potential changes in currency values of our non-United States dollar denominated expenses, assets, liabilities and cash flows. Our most significant currency exposure relates to the Indian rupee. Based on expenses incurred in Indian rupees for the third quarter of 2026, a one percentage point increase or decrease in value of the Indian rupee in relation to the United States dollar would increase or decrease our annual expenses by approximately $0.5 million.
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
Our management, Chairman and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of September 30, 2026, the end of the period covered by this Quarterly Report. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our Form 10-K for the year ended December 31, 2025 filed with the SEC on March 4, 2026, as supplemented by Part II, Item 1A, of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed with the SEC on July 23, 2026. Capitalized terms used but not defined in this section have the meanings given to them in those filings.
Changes in credit scoring models, industry or regulatory requirements, customer preferences or available technologies may reduce demand or prices for certain products we offer, which could adversely affect our revenues and operating results.
Demand for the credit, verification, data, technology and other products and services we provide in connection with single-family residential mortgage loans may be affected by changes in credit scoring models, underwriting standards, customer preferences, reporting practices, technologies, or industry, GSE or regulatory requirements. For example, GSEs now permit lenders to use VantageScore® 4.0 as an alternative to the Classic FICO® credit score for eligible loans, and additional changes to credit scoring models or the number of credit reports required to originate single-family residential loans may occur . These and similar changes may reduce demand or prices for certain of our products or data, alter the types or frequency of verifications or reports customers require, cause customers to choose alternative solutions or to modify their purchasing decisions, any of which could result in reduced revenues, lower profitability, customer attrition, pricing pressure and reduced competitiveness. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

The Company’s shareholders approved the amended and restated 2009 Equity Incentive Plan on May 20, 2026.
This disclosure is qualified in its entirety by reference to the amended and restated 2009 Equity Incentive Plan, which was filed on July 23, 2026 as Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2026.

Director and Officer Trading Arrangements
During the three months ended September 30, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description

3.1
Coordinated Articles of Incorporation (Statuts Coordonnés) of Altisource Portfolio Solutions S.A., coordinated as of April 24, 2026 (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q filed with the SEC on July 23, 2026)

31.1 *	Section 302 Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2 *	Section 302 Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1 *	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1 †
Altisource Portfolio Solutions S.A. Amended and Restated 2009 Equity Incentive Plan (as of May 20, 2026) (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the SEC on July 23, 2026)

101 *
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2026 is formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025; (ii) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended September 30, 2026 and 2025; (iii) Condensed Consolidated Statements of Equity for the nine months ended September 30, 2026 and 2025; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025; and (v) Notes to Condensed Consolidated Financial Statements.

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

ALTISOURCE PORTFOLIO SOLUTIONS S.A.
(Registrant)

Date:	October 29, 2026	By:	/s/ Michelle D. Esterman
Michelle D. Esterman
Chief Financial Officer
(On behalf of the Registrant and as its Principal Financial Officer and Principal Accounting Officer)